Form 10-K/A
period 2008-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2009-04-30
CIK 5272

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
DOCUMENTS INCORPORATED BY REFERENCE

NONE

American International Group, Inc., and Subsidiaries

EXPLANATORY NOTE
This amendment to the Annual Report on Form 10-K for the year ended December 31, 2008 (Amendment No. 1) is being filed solely for the purpose of (i) including the information required by Part III of the Annual Report on Form 10-K for the year ended December 31, 2008 of American International Group, Inc. (AIG) (2008 Annual Report on Form 10-K), (ii) amending the Exhibit List under Item 15(b) of Part IV of the 2008 Annual Report on Form 10-K, and (iii) filing three additional exhibits as part of the 2008 Annual Report on Form 10-K. All other Items of the 2008 Annual Report on Form 10-K are unaffected by the change described above and have been omitted from this amendment.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
     Directors of AIG at April 30, 2009 were the following:

DIRECTORS

STEPHEN F. BOLLENBACH	Former Co-Chairman and Chief Executive Officer, Hilton Hotels Corporation
Director since 2008	Age 66
Director, KB Home
Macy’s, Inc.
Time Warner Inc.

DENNIS D. DAMMERMAN	Former Vice Chairman of the Board, General Electric Company;
Elected November 12, 2008	Former Chairman of GE Capital Services
Age 63
Director, Capmark Financial Group Inc.
BlackRock, Inc.

MARTIN S. FELDSTEIN	Professor of Economics, Harvard University;
Director since 1987	President Emeritus, National Bureau of Economic Research (a nonprofit economic research center)
Age 69
Director, Eli Lilly and Company

EDWARD M. LIDDY	Chairman and Chief Executive Officer, AIG
Elected September 18, 2008	Age 63
Director, 3M Company

GEORGE L. MILES, JR. Director since 2005	President and Chief Executive Officer, WQED Multimedia Age 67
Director, EQT Corporation
Harley-Davidson, Inc.
HFF, Inc.
WESCO International, Inc.

SUZANNE NORA JOHNSON Elected July 16, 2008	Former Vice Chairman, The Goldman Sachs Group, Inc. Age 51
Director, Intuit Inc.
Pfizer Inc.
Visa Inc.

MORRIS W. OFFIT Director since 2005	Chairman, Offit Capital Advisors LLC (a wealth management advisory firm); Founder and Former Chief Executive Officer, OFFITBANK (a private bank) Age 72

JAMES F. ORR III Director since 2006	Chairman of the Board of Trustees, The Rockefeller Foundation Age 66
Director, Gevity HR, Inc.

VIRGINIA M. ROMETTY Director since 2006	Senior Vice President, Global Business Services, IBM Corporation Age 51

MICHAEL H. SUTTON Director since 2005	Independent Consultant; Former Chief Accountant of the United States Securities and Exchange Commission
Age 68 Director, Allegheny Energy, Inc.
Krispy Kreme Doughnuts, Inc.

EDMUND S.W. TSE	Senior Vice Chairman—Life Insurance, AIG
Director since 1996	Age 71
     The principal occupation or affiliation of the directors is shown above. Except as noted below, each director has occupied an executive position with the company or organization listed above for at least five years. From 2005 until 2007, Mr. Bollenbach was Co-Chairman and Chief Executive Officer of Hilton Hotels Corporation. Before that, he was Hilton Hotels Corporation’s Chief Executive Officer and President. Mr. Dammerman retired in 2005 as Vice Chairman of the Board and Executive Officer and a member of the Corporate Executive Office of GE. Prior to his retirement, he had served on the GE Board of Directors and as Chairman and Chief Executive Officer and a director of GE Capital Services, Inc. Mr. Liddy joined the private equity firm of Clayton, Dubilier & Rice, Inc. in 2008 after serving as Chairman of The Allstate Corporation, the parent of the Allstate Insurance Company, since January 2007. Prior to that, he was Allstate Chairman and Chief Executive Officer from 1999 until 2006. Ms. Nora Johnson retired as Vice Chairman of The Goldman Sachs Group, Inc. in 2007. Since 2003, she had held numerous roles at Goldman Sachs including Head of the Global Investment Research Division and Chairman of the Global Markets Institute. Mr. Offit served as Co-Chief Executive Officer of Offit Hall Capital Management LLC from 2002 until 2007.
Director Term of Office
     For a description of the term of office for AIG’s directors see “Directors and Executive Officers of AIG” in Item 1 of Part I.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires directors, executive officers, and greater than ten percent holders of AIG common stock, par value $2.50 per share (AIG Common Stock), to file reports with respect to their ownership of AIG equity securities. Based solely on the review of the Forms 3, 4 and 5 and amendments thereto furnished to AIG and certain representations made to AIG, AIG believes that the only filing deficiencies under Section 16(a) by its directors, executive officers, and greater than ten percent holders during 2008 were one late report as a result of a broker error by Ms. Rometty, a director, reporting the disposition of 240 shares in March 2007; one late report as a result of a broker error by Mr. Fred Langhammer, a director, reporting the purchase of 10,000 shares in May 2008; one late report by then-executive officer Robert B. Sandler reporting the retirement distribution of 233,198 shares from the deferred compensation plans established by Starr International Company, Inc. (SICO); one late report by each of the following executive officers reporting the number of shares underlying Restricted Stock Units (RSUs) granted under AIG’s 2005-2006 Deferred Compensation Profit Participation Plan (DCPPP) upon certification of performance on March 2, 2007 (although no shares have been delivered): Mr. William Dooley, 25,600 RSUs; Mr. Jacob Frenkel, 25,600 RSUs; Mr. David Herzog, 10,800 RSUs; Mr. Robert Lewis, 19,200 RSUs; Mr. Rodney Martin, 19,200 RSUs; Mr. Moor, 56,000 RSUs; Mr. Neuger, 54,400 RSUs; Mr. Brian Schreiber, 27,200 RSUs; Mr. Tse, 64,000 RSUs; Mr. Nicholas Walsh, 28,000 RSUs; Mr. Jay Wintrob, 48,000 RSUs; and Mr. Frank Wisner, 10,800 RSUs; one additional late report by each of Messrs. Frenkel, Tse and Wisner reporting the grant of 5,120, 12,800 and 3,780, respectively, incremental RSUs under the DCPPP on February 26, 2008; and two late reports by individuals and entities in the Starr Group (as defined in Item 12 of Part III) reflecting the disposition of an aggregate of 33,776 shares resulting from two transactions.

CORPORATE GOVERNANCE
GOVERNANCE
     AIG’s Board regularly reviews corporate governance developments and modifies its Corporate Governance Guidelines, charters and practices from time to time. AIG’s Corporate Governance Guidelines and the charters of the Nominating and Corporate Governance Committee, the Compensation and Management Resources Committee, the Finance and Risk Management Committee, the Audit Committee, and the Regulatory, Compliance and Public Policy Committee are available in the Corporate Governance section of AIG’s corporate website at www.aigcorporate.com or in print by writing to American International Group, Inc., 70 Pine Street, New York, New York 10270, Attention: Investor Relations.
     AIG’s Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics and a Code of Conduct for employees are available, without charge, in the Corporate Governance section of AIG’s corporate website at www.aigcorporate.com or in print by writing to American International Group, Inc., 70 Pine Street, New York, New York 10270, Attention: Investor Relations. Any amendment to AIG’s Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics and any waiver applicable to AIG’s directors, executive officers or senior financial officers will be posted on AIG’s website within the time period required by the SEC and the NYSE.
     Using the current AIG Director Independence Standards that are included with the Corporate Governance Guidelines as Annex A thereto, the Board, on the recommendation of the Nominating and Corporate Governance Committee, determined that Ms. Nora Johnson, Ms. Rometty and Messrs. Bollenbach, Dammerman, Feldstein, Miles, Offit, Orr and Sutton are independent under NYSE listing standards and AIG’s Director Independence Standards. In addition, Ms. Futter and Messrs. Holbrooke and Langhammer, who also served on the Board during 2008, Mr. Willumstad, until he was appointed AIG’s Chief Executive Officer in June 2008, and Marshall A. Cohen, Stephen L. Hammerman and Frank G. Zarb, who also served on the Board in 2008 before the 2008 Annual Meeting of Shareholders, were independent under NYSE listing standards and AIG’s Director Independence Standards.
     In making the independence determinations, the Nominating and Corporate Governance Committee considered relationships arising from: (1) contributions by AIG to charitable organizations with which Messrs. Bollenbach, Feldstein, Hammerman, Holbrooke, Langhammer, Offit and Willumstad and Ms. Futter and Ms. Nora Johnson or members of their immediate families are affiliated; (2) in the case of Ms. Rometty, transactions between AIG and IBM Corporation; (3) in the case of Mr. Dammerman, transactions between AIG and BlackRock, Inc.; (4) in the case of Ms. Nora Johnson, transactions between AIG and Visa, Inc.; and (5) in the case of certain directors, investments and insurance products provided to them by AIG in the ordinary course of business and on the same terms made available to third parties. Except as described in the following paragraph, none of these relationships exceeded the thresholds set forth in the AIG Director Independence Standards.
     In 2008, AIG made payments totaling $410,000 to the Asia Society, of which Mr. Holbrooke was chairman of the board of directors, for membership fees, sponsorship costs and general contributions. Under AIG’s Director Independence Standards that are used to assist the Board in making independence determinations, the Board must consider the materiality of any contributions for a calendar year made to a charitable organization with which a director is affiliated if the contributions exceed $200,000. The Board, on the recommendation of the Nominating and Corporate Governance Committee, considered the payments to the Asia Society and determined that they did not impair Mr. Holbrooke’s independence. In making this determination, the Nominating and Corporate Governance Committee and the Board evaluated all facts they considered relevant, including that Mr. Holbrooke did not serve as an executive officer and did not receive compensation from the Asia Society, that he did not solicit the payments and that, given the significance of AIG’s operations in Asia, the Board and AIG management believed that the payments to the Asia Society would enhance AIG’s reputation and standing in Asia.

COMMITTEES
     The following table sets forth the current membership on each standing committee of the Board and the number of committee meetings held in 2008. Mr. Bollenbach became a member of the Board and the Audit Committee on January 16, 2008, a member of the Regulatory, Compliance and Legal Committee on May 14, 2008, and a member of the Compensation and Management Resources Committee on November 12, 2008. He has been an ex-officio member of the Nominating and Corporate Governance, the Finance and Risk Management and the Public Policy and Social Responsibility Committees since June 15, 2008. Mr. Liddy became a member of the Board and Chairman on September 18, 2008. Mr. Dammerman became a member of the Board and the Finance and Risk Management and the Compensation and Management Resources Committees on November 12, 2008. Ms. Nora Johnson became a member of the Board on July 16, 2008 and a member of the Compensation and Management Resources and the Finance and Risk Management Committees on January 14, 2009.

		Nominating	Compensation		Public
		and	and	Finance	Policy and	Regulatory,
		Corporate	Management	and Risk	Social	Compliance
	Audit	Governance	Resources	Management	Responsibility	and Legal
Director	Committee	Committee	Committee	Committee(1)	Committee(2)	Committee(2)
Stephen F. Bollenbach	Ö	*	Ö	*	*	Ö(C)
Dennis D. Dammerman			Ö	Ö
Martin S. Feldstein				Ö		Ö
Edward M. Liddy
George L. Miles, Jr.	Ö	Ö(C)			Ö
Suzanne Nora Johnson			Ö	Ö
Morris W. Offit	Ö			Ö(C)	Ö
James F. Orr III		Ö	Ö(C)
Virginia M. Rometty		Ö	Ö
Michael H. Sutton	Ö(C)					Ö
Edmund S.W. Tse
Number of meetings	15	5	11	12	3	5

Ö	= Member

C	= Chair

*	Mr. Bollenbach is an ex-officio member.

(1)	On March 25, 2009, the Finance Committee was renamed the Finance and Risk Management Committee.

(2)	On March 25, 2009, the Public Policy and Social Responsibility Committee and the Regulatory, Compliance and Legal Committee were combined to form the Regulatory, Compliance and Public Policy Committee.
Audit Committee
     The Audit Committee, which held 15 meetings during 2008, assists the Board in its oversight of AIG’s financial statements and compliance with legal and regulatory requirements, the qualifications and performance of AIG’s independent registered public accounting firm and the performance of AIG’s internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of AIG’s independent registered public accounting firm. In its oversight of AIG’s internal audit function, the Audit Committee also is involved in performance reviews and determining compensation of AIG’s chief internal auditor.
     The Board has determined, on the recommendation of the Nominating and Corporate Governance Committee, that all members of the Audit Committee are independent under both NYSE listing standards and SEC rules. The Board has also determined, on the recommendation of the Nominating and Corporate Governance Committee, that all members of the Audit Committee are financially literate, as defined by NYSE listing standards, and that a majority of the members of the Committee are audit committee financial experts, as defined under SEC rules. For purposes of the SEC rules, the Board of Directors has designated Mr. Sutton the named audit committee financial expert and, on the recommendation of the Nominating and Corporate Governance Committee, has determined that Mr. Sutton has accounting or related financial management expertise, as defined by NYSE listing standards. Although designated as an audit committee financial expert, Mr. Sutton does not act as an accountant for AIG and, under SEC rules, is not an “expert” for purposes of the liability provisions of the Securities Act of 1933, as amended (the Securities Act), or for any other purpose. Under the Federal securities laws, Mr. Sutton does not have any responsibilities or obligations in addition to those of the other Audit Committee members; for these purposes, all Audit Committee members have identical duties and responsibilities.

COMPENSATION OF DIRECTORS
     In 2008, each non-management director of AIG received a retainer of $75,000 per year. In lieu of committee annual retainers and meeting fees, Mr. Bollenbach, as Lead Independent Director and an ex-officio member of all standing committees of the Board of which he is not a member, received an additional annual retainer of $40,000. Mr. Willumstad, as non-executive Chairman of the Board in the first two quarters of 2008, had an additional annual retainer of $200,000 in lieu of committee annual retainers and meeting fees, and received $137,500 in total retainers before payments ceased when he became Chief Executive Officer. Other non-management directors received committee meeting attendance fees of $1,500 per meeting, which included attendance, upon request, at meetings of committees of which they are not members and attendance at meetings of AIG’s International Advisory Board. The chairman of each committee received an annual committee retainer of $15,000, except the chairman of the Audit Committee, who received $25,000. For each other member of each committee, the annual committee retainer was $5,000. Retainers were paid in equal installments each quarter in advance of service, and meeting fees were paid each quarter for service in the prior quarter. See “Committees” for information on current committee memberships and committee memberships during 2008.
     In 2008, non-management directors received an annual award of Deferred Stock Units (DSUs) with a grant date value of $125,000, with the number of units determined based on the closing price of AIG Common Stock on the date of grant (which was the date of the Annual Meeting of Shareholders). However, as described below, these DSUs lost most of their value in 2008.
     In 2008, DSUs were granted under the Amended and Restated 2007 Stock Incentive Plan (2007 Stock Incentive Plan). Each DSU provides that one share of AIG Common Stock will be delivered when a director ceases to be a member of the Board. The annual retainer amounts, the committee retainer amounts and the meeting fee amounts for service may be deferred, at the election of the directors, into DSUs. DSUs include dividend equivalent rights that entitle the director to a quarterly payment, in the form of DSUs, equal to the amount of any regular quarterly dividend that would have been paid by AIG if the shares of AIG Common Stock that underlie the DSUs had been outstanding.
     In March 2009, the Nominating and Corporate Governance Committee completed a review of non-management director compensation. Based on this review, the Nominating and Corporate Governance Committee recommended to the Board, and the Board approved, the retention of the following components of AIG’s non-management director compensation:
•	Annual retainer of $75,000;

•	Lead Independent Director retainer of $40,000;

•	Annual committee chairman retainers of $15,000, except $25,000 for the chairman of the Audit Committee; and

•	Annual committee member retainers of $5,000.
The following components of non-management director compensation were eliminated:
•	Annual awards of DSUs;

•	Committee meeting fees; and

•	The right to defer annual retainers, the Lead Independent Director retainer, committee chair retainers and committee membership retainers into DSUs (with any such retainers for the remainder of 2009 that are required to be deferred being paid without interest upon termination of Board service).
     Under director stock ownership guidelines, non-management directors should own at least 10,000 shares of AIG Common Stock (including deferred stock and DSUs).
     To provide independent advice and guidance, certain of AIG’s non-management directors also serve on the boards of directors of subsidiaries of AIG. These directorships do not pay retainer fees but instead pay a fee of $1,500 per meeting attended.
     In response to a derivative action filed against AIG, which is described in Item 3 of Part I, AIG’s Board of Directors appointed a special litigation committee of independent directors to review the matters asserted in the complaint. The special litigation committee was established in 2005, and Messrs. Hammerman and Miles were the members until Mr. Hammerman’s resignation from the special litigation committee effective on May 14, 2008, the date of the 2008 Annual Meeting of Shareholders. Mr. Miles is currently the only member of the special litigation committee. Fees for the special litigation committee are set by the Board and may be reviewed and adjusted by the Board if the amount of work is greater than originally anticipated.

     Mr. Zarb, who retired from the Board on May 14, 2008, received fees of $40,000 (and reimbursement for out-of-pocket expenses) for his consulting services to the Nominating and Corporate Governance Committee of the Board from May to September 2008. At the time he retired from the Board, Mr. Zarb was leading several initiatives relating to AIG’s corporate governance. The Nominating and Corporate Governance Committee of the Board asked Mr. Zarb to serve as a consultant with respect to those matters as the Committee and the Board brought them to conclusion.
     Messrs. Liddy and Tse did not receive any compensation for their services as directors. Mr. Sullivan served on the Board until July 1, 2008 but did not receive any compensation for his service as a director. Mr. Willumstad served on the Board until September 18, 2008. From the time he was named Chief Executive Officer in June 2008 until he resigned in September, he did not receive any compensation for his services as a director. For information on Mr. Willumstad’s compensation as non-executive Chairman of the Board in the first two quarters of 2008, see the 2008 Summary Compensation Table.
     The following table contains information with respect to the compensation of the individuals other than Mr. Willumstad who served as non-management directors of AIG for all or part of 2008.
2008 Non-Management Director Compensation

	Fees
	Earned or
Non-Management Members of the	Paid in	Stock	All Other
Board in 2008(1)	Cash(2)	Awards(3)	Compensation(4)	Total
Stephen F. Bollenbach	$0	$381,086	$3,449	$384,535
Marshall A. Cohen	$16,500	$51,134	$761	$68,395
Dennis D. Dammerman	$0	$73,941	$0	$73,941
Martin S. Feldstein	$119,500	$124,985	$2,715	$247,200
Ellen V. Futter	$75,750	$124,985	$1,629	$202,364
Stephen L. Hammerman	$195,212	$0	$667	$195,879
Richard C. Holbrooke	$10,000	$198,390	$1,910	$210,300
Fred H. Langhammer	$0	$244,413	$3,505	$247,918
George L. Miles, Jr.	$284,500	$124,985	$2,715	$412,200
Suzanne Nora Johnson	$0	$163,978	$1,355	$165,333
Morris W. Offit	$146,500	$124,985	$2,715	$274,200
James F. Orr III	$0	$240,942	$3,552	$244,494
Virginia M. Rometty	$110,173	$124,985	$2,715	$237,873
Michael H. Sutton	$139,500	$124,985	$2,715	$267,200
Frank G. Zarb	$82,212	$0	$40,667	$122,879

(1)	For information on Mr. Willumstad’s compensation as non-executive Chairman of the Board in 2008, see the 2008 Summary Compensation Table in Item 11 of Part III.

(2)	This column represents annual retainer fees, committee and committee chairman retainer fees and committee meeting attendance fees. The amounts also include the following amounts in meeting attendance fees for meetings of the boards of directors of subsidiaries of AIG, and retainer fees with respect to Mr. Holbrooke’s membership on the Board of Directors of AIG Global Trade & Political Risk Insurance Company: Cohen—$16,500; Feldstein—$6,000; and Holbrooke—$10,000 (including $2,500 earned in 2007 but paid in 2008). For Messrs. Hammerman and Miles, the amount also includes a fee of $150,000 paid in April 2008 for services rendered in 2005, 2006 and 2007 in connection with the special litigation committee established in 2005. Messrs. Hammerman and Miles each received fees in connection with such services of $50,000 and $25,000 in 2005 and 2006, respectively. No fees were paid in 2007 in connection with their service on the special litigation committee.

(3)	This column represents the expense in accordance with FAS 123R of DSUs (other than dividend equivalent DSUs) granted in 2008 to directors, calculated using the assumptions described in Note 17 to the Consolidated Financial Statements included in Item 8 of Part II.

Because of the decline in the value of AIG Common Stock in 2008, the amounts recognized in this column are not representative of the current value of AIG Common Stock underlying DSUs granted in 2008. If DSUs granted in 2008 had been expensed based on the market value of the underlying AIG Common Stock at year-end 2008, the amounts reported in this column would have been as follows:
Stock Awards

	Expense Reported in	Pro Forma Based
	2008 Director	on Market Value at
Name	Compensation Table	December 31, 2008	Difference
Stephen F. Bollenbach	$381,086	$29,315	$(351,771)
Marshall A. Cohen*	$51,134	$1,606	$(49,528)
Dennis D. Dammerman	$73,941	$57,186	$(16,755)
Martin S. Feldstein	$124,985	$4,975	$(120,010)
Ellen V. Futter*	$124,985	$4,975	$(120,010)
Stephen L. Hammerman*	$0	N/A	N/A
Richard C. Holbrooke*	$198,390	$7,961	$(190,429)
Fred H. Langhammer*	$244,413	$24,881	$(219,532)
George L. Miles, Jr.	$124,985	$4,975	$(120,010)
Suzanne Nora Johnson	$163,978	$17,741	$(146,237)
Morris W. Offit	$124,985	$4,975	$(120,010)
James F. Orr III	$240,942	$20,366	$(220,576)
Virginia M. Rometty	$124,985	$4,975	$(120,010)
Michael H. Sutton	$124,985	$4,975	$(120,010)
Frank G. Zarb*	$0	N/A	N/A

*	For directors who retired or resigned in 2008, shares of AIG Common Stock underlying DSUs were delivered before year-end.
On May 14, 2008, AIG made annual grants of 3,169 DSUs each to the directors. Mr. Bollenbach received 2,158 DSUs, Ms. Nora Johnson received 5,369 DSUs and Mr. Dammerman received 30,788 DSUs upon their election to the Board on January 16, July 16 and November 12 of 2008, respectively. In addition, directors received DSUs representing deferred director’s fees at other dates throughout the year. In total, DSUs (other than dividend equivalent DSUs) were granted on January 2, January 16, April 1, May 14, July 1, July 16, October 1, October 28 and November 12 of 2008. The grant date fair values for the DSUs were calculated by multiplying the number of DSUs awarded by the closing price of AIG Common Stock on the date of grant. The number of DSUs granted to each director on each date, and the grant date fair value in accordance with FAS 123R per DSU granted on each date, were as follows:

	January 2	January 16	April 1	May 14	July 1	July 16	October 1	October 28	November 12
Name	$56.30	$57.91	$47.00	$39.44	$26.73	$23.28	$3.95	$1.83	$2.03
Stephen F. Bollenbach	0	2,503	521	3,220	1,225	429	10,443	0	331
Marshall A. Cohen	421	0	488	114	0	0	0	0	0
Dennis D. Dammerman	0	0	0	0	0	0	0	0	36,424
Martin S. Feldstein	0	0	0	3,169	0	0	0	0	0
Ellen V. Futter	0	0	0	3,169	0	0	0	0	0
Stephen L. Hammerman	0	0	0	0	0	0	0	0	0
Richard C. Holbrooke	399	0	542	3,169	897	64	0	0	0
Fred H. Langhammer	377	0	675	3,169	1,131	0	8,037	2,459	0
George L. Miles	0	0	0	3,169	0	0	0	0	0
Suzanne Nora Johnson	0	0	0	0	0	6,174	5,126	0	0
Morris W. Offit	0	0	0	3,169	0	0	0	0	0
James F. Orr III	377	0	675	3,220	1,169	0	7,531	0	0
Virginia M. Rometty	0	0	0	3,169	0	0	0	0	0
Michael H. Sutton	0	0	0	3,169	0	0	0	0	0
Frank G. Zarb	0	0	0	0	0	0	0	0	0

(4)	This column represents DSUs awarded as dividend equivalents. As described above, the grant date fair values of the DSUs awarded as dividend equivalents were calculated by multiplying the number of DSUs awarded by the closing price of AIG Common Stock on the date of the grant. Directors received DSUs representing dividend equivalents on January 2, April 1, July 1 and October 1 of 2008.

The number of DSUs granted to each director on each of these respective dates was as follows: Bollenbach—0, 10, 46 and 443; Cohen—6, 9, 0 and 0; Feldstein—6, 7, 36 and 275; Futter—6, 7, 36 and 0; Hammerman—6, 7, 0 and 0; Holbrooke—6, 9, 43 and 0; Langhammer—6, 9, 44 and 397; Miles—6, 7, 36 and 275; Nora Johnson—0, 0, 0 and 343; Offit—6, 7, 36 and 275; Orr—6, 9, 45 and 402; Rometty—6, 7, 36 and 275; Sutton—6, 7, 36 and 275; and Zarb—6, 7, 0 and 0.

The grant date fair values in accordance with FAS 123R per DSU for the DSUs awarded as dividend equivalents on the relevant date are as indicated in the table in footnote 3.

For Mr. Zarb, the amount also includes $40,000 in consulting fees from May to September 2008.
     The following table sets forth information with respect to the option and stock awards outstanding at December 31, 2008 for the non-management directors of AIG.
Stock and Option Awards Outstanding at December 31, 2008

		Deferred	Deferred
Non-Management Members of the Board in 2008(1)	Option Awards(2)	Stock(3)	Stock Units(4)
Stephen F. Bollenbach	0	0	19,171
Marshall A. Cohen	20,500	0	0
Dennis D. Dammerman	0	0	36,424
Martin S. Feldstein	20,500	2,875	5,227
Ellen V. Futter	20,500	0	0
Stephen L. Hammerman	5,000	0	0
Richard C. Holbrooke	17,500	0	0
Fred H. Langhammer	5,000	0	0
George L. Miles, Jr.	5,000	1,875	5,227
Suzanne Nora Johnson	0	0	11,643
Morris W. Offit	5,000	1,875	5,227
James F. Orr III	2,500	1,000	15,168
Virginia M. Rometty	2,500	750	5,227
Michael H. Sutton	5,000	1,625	5,227
Frank G. Zarb	17,500	0	0

(1)	For information on Mr. Willumstad’s stock and option awards related to his service as a director and Chairman of the Board, see “Executive Compensation—Exercises and Holdings of Previously Awarded Equity” in Item 11 of Part III.

(2)	Represents outstanding option awards made by AIG in 2006 and prior years. All options are exercisable, but have exercise prices far in excess of the value of AIG Common Stock at year-end 2008 ($1.57). The exercise price of the options ranges from $47.00 to $84.71.

(3)	No deferred stock was awarded in 2008. Deferred stock shown was awarded in 2007 and prior years. Receipt of deferred stock is deferred until the director ceases to be a member of the Board.

(4)	DSUs shown include DSUs awarded in 2008 and prior years, director’s fees deferred into DSUs and DSUs awarded as dividend equivalents. Receipt of shares of AIG Common Stock underlying DSUs is deferred until the director ceases to be a member of the Board.
COMPENSATION AND MANAGEMENT RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     No member of the Compensation and Management Resources Committee has served as an officer or employee of AIG at any time or has any relationship with AIG requiring disclosure as a related-party transaction. During 2008, none of AIG’s executive officers served as a director of another entity, one of whose executive officers served on the Compensation and Management Resources Committee; and none of AIG’s executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as a member of the Board of Directors of AIG.

Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
REPORT OF THE COMPENSATION AND MANAGEMENT RESOURCES COMMITTEE
Overview
     The role of the Compensation and Management Resources Committee includes reviewing and approving the compensation awarded to AIG’s Chief Executive Officer (subject to ratification or approval by the Board) and to the other key employees under its purview, making recommendations to the Board with respect to AIG’s compensation programs for key and other employees, overseeing AIG’s management development and succession planning programs and producing this Report on annual compensation.
Risk Review
     As part of AIG’s participation in the Troubled Asset Relief Program (TARP), the Committee also became responsible for evaluating whether AIG’s compensation programs encourage AIG’s senior executives to take unnecessary and excessive risks that threaten the value of AIG. In 2009, we reviewed (and will continue to review at least annually) the incentive compensation arrangements of AIG’s most senior executives with AIG’s senior risk officers.
Certification
     The Compensation Discussion and Analysis that follows discusses the principles the Committee has been using to guide its compensation decisions for senior executives. The Compensation and Management Resources Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Frederic W. Cook & Co. has also reviewed and discussed the Compensation Discussion and Analysis with management and outside counsel on behalf of the Compensation and Management Resources Committee. Based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in AIG’s 2008 Annual Report on Form 10-K. In addition, the Compensation and Management Resources Committee certifies that it has reviewed the incentive compensation arrangements of the executives whose compensation is disclosed in the 2008 Summary Compensation Table (other than the executives who departed from AIG prior to November 2008) and has made reasonable efforts to ensure that such arrangements do not encourage such executives to take unnecessary and excessive risks that threaten the value of AIG.
Compensation and Management Resources Committee
American International Group, Inc.
James F. Orr III, Chairman
Stephen F. Bollenbach
Dennis D. Dammerman
Suzanne Nora Johnson
Virginia M. Rometty

COMPENSATION DISCUSSION AND ANALYSIS
     This Compensation Discussion and Analysis discusses the compensation of our Chief Executive Officer, our Chief Financial Officer and our three most highly paid other executives (as determined in accordance with SEC rules). It also discusses the compensation of three former executives who served as our Chief Executive Officer or Chief Financial Officer in 2008. We refer to these individuals as our “named executives.” However, the Compensation Discussion and Analysis does not cover the arrangements of AIG’s other employees or the many compensation plans and programs in which our 116,000 employees participate around the world.
Compensation Outcomes for 2008
     Last year, we introduced a table showing the amount of year-end performance-based compensation earned by each of the executives named in our 2007 Summary Compensation Table. The following is the identical table, providing 2008 amounts for our named executives for 2008 who remain at AIG. Each of these named executives is a member of AIG’s seven-officer Leadership Group, which also includes Mr. Wintrob, our Executive Vice President—Retirement Services, and Ms. Reynolds, our Chief Restructuring Officer.
Year-End Performance-Based Compensation Earned for 2008

	Year-End
	Variable		Performance-
	Performance-	Year-End	Based	Senior Partner
Name	Based Pay	Option Award	RSUs Earned	Units Earned	Total
Edward M. Liddy	$0	$0	$0	$0	$0
David L. Herzog	$0	$0	$0	$0	$0
Edmund S.W. Tse	$0	$0	$0	$0	$0
Win J. Neuger	$0	$0	$0	$0	$0
Kris P. Moor	$0	$0	$0	$0	$0
     Legacy Compensation Principles. Since 2005, our senior management compensation philosophy, as disclosed in prior Proxy Statements, has been based on:
•	Emphasizing “at risk” elements of compensation that had value only if AIG produced strong financial performance and shareholder returns during current and subsequent performance periods;

•	Fostering an owner/manager culture through a partnership compensation approach that ensured senior management accountability for a variety of company-wide strategic goals;

•	Aligning the economic interests of key employees with those of shareholders by ensuring that a substantial portion of each key employee’s compensation was represented by AIG Common Stock; and

•	Centralizing administration and control over compensation.
     2008 performance-based outcomes have essentially been predetermined since November of that year, the time the Department of the Treasury agreed to acquire the Series D Fixed Rate Cumulative Perpetual Preferred Stock, and are consistent with our previously articulated compensation framework. We used overlapping, formula-driven approaches to reward stable short-term and long-term performance and to provide little or no payout if goals were not achieved. We believe our programs responded appropriately to 2008 results:
•	No member of our Leadership Group is receiving annual variable performance-based pay for 2008. Each volunteered not to be considered for such pay in 2008.

•	The options we granted at the end of 2007 are far out of the money, as are all of our outstanding options. We did not make an annual option grant in 2008.

•	Our previously granted long-term performance equity for 2007-2008 and 2008-2009 will pay nothing.

•	Our previously granted long-term performance cash awards for 2006-2008 will pay nothing. The 2007-2009 and 2008-2010 cycles were discontinued.

     The long-term nature of our awards means that prior years’ compensation, even when earned based on performance, in large part remains at risk. At many other companies, the compensation represented by our unpaid long-term awards would already have been vested and delivered to employees. These long-term awards have historically had significant retentive effects, making it expensive for competitors to attempt to recruit AIG employees. However, the significant decline in the value of AIG shares has eliminated this retentive benefit.
     The following chart shows the value of outstanding unvested share-based awards and in-the-money options at the end of each year held by the named executives for 2008 who remain at AIG.
Value of Unvested Share-Based Awards and
In-the-Money Options at Year-End
     Detail on Operation of Direct Compensation Components. For our most senior executives, direct compensation for 2008 was intended to consist of:
•	Base salary	•	Year-end variable performance-based pay

•	Time-vested grants of equity in the form of stock options and RSUs	•	Performance RSUs granted under the Partners Plan, based on two-year growth in adjusted earnings per share

•	Long-term performance cash awards granted under the Senior Partners Plan, based on three-year growth in adjusted book value
     Base salary. Senior executives historically received a relatively small portion of their overall compensation as base salary. Mr. Liddy volunteered to receive a $1 salary when he joined AIG. For the other named executives, base salary has been set by our Compensation and Management Resources Committee at a reasonable range around the market median, based on demonstrated performance, responsibilities, tenure (including the individual’s historic salary levels) and individual experience.
     The Committee considered salary levels at year-end 2007. As we voluntarily disclosed last year, salary levels generally remained at 2007 levels other than for changes related to phasing out our historic quarterly cash bonus program and a $50,000 increase to Mr. Bensinger, our former Chief Financial Officer.
     None of our named executives received a regular increase in annual salary for 2009, although Mr. Moor received a promotional increase of $150,000 per year in late 2008 when he assumed additional responsibilities for AIG’s Domestic Personal Lines business in connection with the retirement of Mr. Sandler. Mr. Herzog, who had served as AIG’s comptroller since 2005, declined an increase in annual base salary when he became our Chief Financial Officer in October 2008.

     Annual cash variable performance-based pay. Annual cash variable performance-based pay is intended to reward overall AIG, business unit and individual performance during the year. All members of the Leadership Group agreed not to receive an annual cash bonus for 2008.
     To establish the corporate pool for variable performance-based pay for participants outside of the Leadership Group, the Committee approved discretionary funding for annual awards by business unit at levels between 60 and 90 percent of target, depending on the business unit. For our executive officers (including our Leadership Group other than Mr. Liddy and Ms. Reynolds, who had no target performance-based pay for 2008), the levels approved represented approximately 56 percent of target, and for these officers and our Senior Partners together, levels approved represented approximately 63 percent of target. After our discussions with the Department of the Treasury, AIG determined to pay only one half of the previously approved levels (other than previously guaranteed awards for two executives) for our executive officers and Senior Partners in the first quarter of 2009, resulting in payments at approximately 34 percent of target. The remainder may be paid later in 2009, but only if AIG achieves sufficient performance under our restructuring plan as determined in the discretion of the Committee.
     In addition to year-end performance-based pay, AIG has made quarterly cash payments to certain employees, including some members of the Leadership Group. At the end of 2007, AIG began to phase out these amounts by converting up to $100,000 into salary and offering employees the option to convert the remainder into time-vested RSUs (with a 25 percent premium based on AIG’s share price on the date of grant). Messrs. Herzog and Tse elected this option and received RSUs, which have lost almost all of their value. For the members of the Leadership Group who were still receiving these amounts in 2008, the quarterly payments were suspended after the third quarter, when the initial financial assistance was received from the Federal Reserve Bank of New York (NY Fed). Amounts that appear in the “Bonus” column of the Summary Compensation Table for 2008 represent only these pre-assistance quarterly payments and not year-end performance-based pay. AIG has continued the suspension of quarterly payments and RSUs in lieu of quarterly payments for 2009 for the Leadership Group. To the extent the Committee establishes targets for annual variable performance-based pay for the Leadership Group for 2009, it intends to take the prior quarterly cash opportunity into account.
     Time-vested grants of stock options. AIG historically provided long-term equity-based compensation in part through time-vested equity grants. Until 2008, at year-end, AIG generally granted time-vested option awards to employees participating in our Senior Partners Plan and time-vested RSUs to employees below the Senior Partner level. No year-end grants were made in 2008.
     Performance RSUs granted under the Partners Plan. In 2006 and 2007, the Committee granted Performance RSUs each year under AIG’s Partners Plan. The number of Performance RSUs earned by a participant depended on growth in AIG’s adjusted net income (earnings) per share over a two-year performance period relative to pre-established goals and ranged from 0 to 150 percent of the “target” award, with no Performance RSUs earned for growth in AIG’s adjusted net income per share of less than four percent over the performance period, and 100 percent of the “target” award earned only for growth of 10 percent or more. The Plan provided that earned Performance RSUs would generally vest and be delivered between the third and sixth anniversaries of the first day of the relevant performance period.
     Because AIG did not meet earnings thresholds under the Partners Plan, none of the previously granted Performance RSUs were earned for the 2007-2008 performance period. In addition, based on 2008 performance, no Performance RSUs will be earned for the 2008-2009 performance period. (The awards for the 2008-2009 performance period were granted in late 2007, as a compensation opportunity for 2008 and 2009.) No grants of Performance RSUs were made in 2008, and none are expected for 2009.
     Long-term performance cash awards granted under the Senior Partners Plan. Until 2008, the Committee granted participants in the Senior Partners Plan units (referred to as Senior Partner Units) that determined their share of an aggregate incentive pool. As of year-end 2008, 55 of AIG’s senior executives, including the members of the Leadership Group other than Mr. Liddy and Ms. Reynolds, were participants in the Senior Partners Plan. The aggregate incentive pool for each year was based on a weighted average of the growth in AIG’s adjusted book value over a three-year period. The Plan provided that earned Senior Partner Units would generally vest and be paid between the third and sixth anniversaries of the first day of the last year of the relevant performance period.
     To provide tangible affirmation of the alignment among Senior Partners and Partners, no value could be earned under the Senior Partners Plan for any performance period ending in any year in which no Performance RSUs under the Partners Plan were earned for the performance period ending in the same year. Consequently, no Senior Partner Units were earned for the 2006-2008 performance period under the Senior Partners Plan. In 2008, the Committee terminated the operation of the Senior Partners Plan for future performance periods.
Principles of the New Environment and New 2008 Initiatives
     As a result of the transformation of AIG’s ownership and financial situation, the senior executive compensation framework has changed. The following principles guided our actions as 2008 developed. Each is discussed in more detail in this section.
•	Principle 1: Embrace evolving standards of compensation governance.

•	Principle 2: Bring AIG’s historic guiding principles into 2009.

•	Principle 3: Act, if necessary, to provide appropriate incentives to preserve value.
     Principle 1: Embrace evolving standards of compensation governance. Over the past six months, circumstances and perspectives have changed. The recession has deepened and spread globally. Public concern regarding compensation and executive perquisites has been focused on a variety of publicized incidents. We recognize that there are some practices we must change.
     We stand ready to make these changes as standards evolve, both with respect to our legacy compensation arrangements and the special steps we have taken since September 2008. Again, we expect our Leadership Group to make the biggest changes.
     As an example, in connection with AIG’s participation in the TARP in November 2008, we agreed to an additional set of compensation principles that would apply to the Leadership Group and Senior Partners and were designed to apply while financial assistance to AIG was in place. A number of these have been superseded by the adoption of the American Recovery and Reinvestment Act of 2009 (the ARRA), which occurred in February 2009, but they are important to an understanding of our 2008 compensation.
•	Chief Executive Officer and Chief Restructuring Officer compensation. Mr. Liddy volunteered to receive only $1 in salary. He has received no cash incentive compensation and no equity-based compensation. Ms. Reynolds, our Chief Restructuring Officer, worked for us on a voluntary basis in 2008. It was expected that Mr. Liddy ultimately would be compensated through an equity grant. However, Mr. Liddy declined to move forward on work toward that arrangement as AIG addressed the immediate challenges facing it. Ms. Reynolds’s compensation in 2009 was expected to be tied directly to the progress of restructuring efforts, although this initiative may be affected by the ARRA. (For 2009, Ms. Reynolds has a salary of $900,000, which was approved by the Committee with the input of Mr. Liddy and represents a reduction from her salary at her previous employer.)

•	No salary increases. AIG implemented a policy of no regular salary increases for the Leadership Group and other Senior Partners (other than in connection with promotions).

•	No use of government funds for executive variable performance-based pay and related limits. AIG agreed not to use government funds to pay Leadership Group or other Senior Partner performance-based pay. In addition, AIG agreed that the annual pool for performance-based pay for Senior Partners for each of 2008 and 2009 may not exceed the average of the annual pools for 2006 and 2007 (regardless of the performance achieved in those years). In connection with this agreement, each member of the Leadership Group volunteered not to receive annual variable performance-based pay for 2008.

•	Limits on termination payments and benefits. AIG’s named executives have agreed that they may not receive any termination payments or benefits (other than fully vested, previously earned amounts). For Senior Partners, including other members of the Leadership Group, termination payments and benefits were limited to three times the individual’s average historical annual compensation.

Separately, the members of the Leadership Group and other Senior Partners agreed to limit the total amount of 2009 variable performance-based pay, special retention awards and termination payments and benefits (if applicable) they may receive.

•	Clawback on incentive compensation. AIG’s named executives have agreed that any incentive award earned during the Department of the Treasury’s investment in AIG will be subject to recovery by AIG if it is determined to have been based on materially inaccurate financial results.
     We believe that our senior employees, many of whom were not at AIG, were newly hired or were in different positions before September 2008, and all of our Senior Partners generally, have shown an appropriate willingness to restructure their compensation and give up entitlements for the benefit of AIG and its stakeholders.
     Principle 2: Bring AIG’s historic guiding principles into 2009. As we have faced the challenge of developing a new annual compensation framework, we have continued to be mindful of our historic compensation principles. We believe that we should continue to apply them, although we necessarily will implement these principles differently than we did before.
     Principle 3: Act, if necessary, to provide appropriate incentives to preserve value. In the second half of 2008, AIG received unprecedented assistance from the NY Fed and immediately announced a repayment plan centered on the prompt sale of high-quality assets. As a result of this announcement, we needed to confront the fact that many of our employees, perhaps the majority, knew that their long-term future with us was limited, and our competitors knew that our key producers could perhaps be lured away. At the same time, we believed that our repayment plan depended on maintaining the value of the underlying assets that we intended to sell. Allowing departures to erode the strength of our businesses would have damaged our ability to repay taxpayers for their assistance.
     In response to results in prior quarters and the performance of AIG Common Stock, a retention program had been under review by the Committee since June 2008. Promptly following the announcement of AIG’s credit agreement with the NY Fed, the Committee acted to retain senior employees. We began identifying key employees based on work over several months, and Mr. Willumstad, AIG’s Chief Executive Officer immediately before the receipt of NY Fed assistance, made initial recommendations as to participants.
     Of the named executives, Messrs. Herzog and Moor were granted retention awards in amounts of $2,500,000 and $4,000,000, respectively, based on multiples of their base salaries. The awards were initially scheduled to be paid 60 percent on December 31, 2008, and 40 percent on December 31, 2009. This schedule was determined after consideration of the payment dates of other expected awards and the expected divestiture schedule.
     AIG has not paid any retention award to Messrs. Herzog or Moor. In November 2008, all of AIG’s executive officers, including Messrs. Herzog and Moor, voluntarily agreed to extend the period for earning the awards. This action was taken as part of the changes discussed above under “Principle 1.” For the first payment, the extension was from December 2008 to April 2009, doubling the original period for earning the first payment. For the second payment, the extension was until April 2010. In addition, all of AIG’s Senior Partners, including Messrs. Herzog and Moor, gave up the right to receive unpaid retention awards in the case of involuntary termination.
     AIG is working with the Department of the Treasury and NY Fed to establish a framework for further extending the period for earning retention awards and making them performance-based. The payments currently scheduled for 2010 also will be addressed, and payment of any scheduled retention award will be subject to compliance with any then-applicable regulations under the ARRA. See “New TARP Compensation Limits and 2009 Framework.” Once a framework has been established, we intend to seek the voluntary agreement of the affected executive officers, although each retains his or her pre-existing contractual rights at this time.
Arrangements with Former and Separating Executives
     Arrangements with Mr. Sullivan. In June 2008, Mr. Sullivan resigned as President and Chief Executive Officer after nearly 37 years of service to AIG. From the time of his 2005 promotion to President and Chief Executive Officer, Mr. Sullivan’s employment was governed by an agreement with AIG under which he was eligible to receive payments and benefits on certain terminations of his employment. These included an involuntary termination without “Cause” and a resignation for “Good Reason.” Mr. Sullivan styled his resignation as for “Good Reason” under his agreement. Consistent with a comprehensive assessment of expenses and compensation that it has undertaken, AIG is reviewing potential payments to Mr. Sullivan and has not made any such payments pending the completion of its assessment. For more information on AIG’s arrangements with Mr. Sullivan, see “2008 Compensation” and “Potential Payments on Termination and Arrangements with Former Officers.”
     Arrangements with Mr. Willumstad. Mr. Sullivan was replaced as Chief Executive Officer by Mr. Willumstad, who previously served as our non-executive Chairman of the Board. When Mr. Willumstad succeeded Mr. Sullivan, he and AIG entered into a letter agreement providing for sign-on grants of restricted shares of AIG Common Stock and options, as well as for Mr. Willumstad’s participation in AIG’s Executive Severance Plan (ESP). For more information on Mr. Willumstad’s sign-on grants, see “2008 Grants of Plan-Based Awards.”
     In September 2008, shortly after AIG announced that it would enter into a credit agreement with the NY Fed, Mr. Willumstad stepped down as Chairman and Chief Executive Officer as these positions were assumed by Mr. Liddy, whom the Department of the Treasury had recruited to lead AIG. In connection with Mr. Willumstad’s resignation, which was treated as an involuntary termination without “Cause,” Mr. Willumstad voluntarily waived any severance payments to which he was entitled, waiving $22.5 million in payments under the ESP. Mr. Willumstad and AIG also agreed to rescind his special sign-on grant of restricted shares. Mr. Willumstad has continued to receive certain other benefits in connection with his service as Chairman and Chief Executive Officer of AIG. For more information on AIG’s arrangements with Mr. Willumstad, see “2008 Compensation” and “Potential Payments on Termination and Arrangements with Former Officers.”
     Arrangements with Mr. Bensinger. In October 2008, Mr. Bensinger, our former Chief Financial Officer, resigned from AIG. Like Mr. Sullivan, Mr. Bensinger was party to an employment agreement with AIG that provided for certain termination payments and benefits. Mr. Bensinger also styled his resignation as for “Good Reason” under his agreement. AIG is reviewing potential payments to Mr. Bensinger and has not made any payments pending its assessment. For more information on AIG’s arrangements with Mr. Bensinger, see “2008 Compensation” and “Potential Payments on Termination and Arrangements with Former Officers.”
     Arrangements with Mr. Tse. As we announced in March, Mr. Tse will retire both from our Board and from his position as Senior Vice Chairman—Life Insurance at our 2009 Annual Meeting of Shareholders. Mr. Tse is retiring at age 71, having worked with AIG since 1961. Mr. Tse will not be entitled to any severance payments or special separation rights as a result of his retirement. Mr. Tse is entitled only to the retirement benefits that he has accrued under our retirement programs for his 48 years of service and awards previously earned for performance in prior years under our plans that require continuing long-term service. Under our share-based incentive plans, Mr. Tse is entitled to receive 122,224 shares of AIG Common Stock on retirement, and, under our Senior Partners Plan, Mr. Tse is entitled to receive $14,388,500 earned for years before 2008.
     At our request, Mr. Tse has agreed to enter into a Service Agreement with American International Assurance Company, Limited (AIA), an insurance subsidiary of AIG based in Hong Kong, that will become effective upon his retirement from AIG. As part of that agreement, Mr. Tse agreed to serve as Honorary Chairman of AIA and Non-Executive Chairman of each of Nan Shan Life Insurance Company, Limited and The Philippine American Life and General Insurance Company for a one-year period, subject to future extensions as agreed between AIA and Mr. Tse. We requested this continuing service so that we would continue to benefit from Mr. Tse’s expertise and relationships in Asia as we continue our restructuring and divestiture program.
     As part of the agreement, Mr. Tse agreed to abide by certain restrictive covenants and to execute a release of claims in favor of AIG. Mr. Tse will receive an annual fee of U.S. $250,000 for his service. The agreement is terminable on 30 days’ notice by either party, in which case the fee would be prorated. In addition, Mr. Tse will be eligible to receive a transaction bonus in an amount to be determined by AIG in its sole discretion in the event of a sale or initial public offering of any of AIG’s foreign life operations (subject to limitations imposed by any other agreement or arrangement to which we are subject).
New TARP Compensation Limits and 2009 Framework
     As part of the ARRA, the Department of the Treasury will issue additional regulations with further restrictions on executive compensation by companies that have participated in the TARP. These regulations may include additional limitations that will require us to reconsider our compensation framework for members of the Leadership Group and other Senior Partners (especially with respect to incentive compensation).

Any compensation that AIG awards to senior executives in 2009 and future years will need to comply with regulations under the ARRA and will be undertaken with a view toward our repayment goals and in consultation with our stakeholders.
     The major additional limitations on executive compensation under the ARRA are likely to include:
•	Prohibition on bonuses to top 25. While it has assistance under the TARP, AIG will not be able to accrue or pay the named executives and our 20 most highly paid other employees any bonus, retention award or incentive compensation, other than long-term restricted stock that is not more than one third of total compensation and does not fully vest while assistance under the TARP remains outstanding.

•	Expanded limits on termination payments and benefits. In addition to the named executives, AIG’s five most highly paid other employees will not be able to receive any termination payments or benefits (other than fully vested, previously earned amounts).

•	Expanded clawback on incentive compensation. The requirement that any incentive award earned during the Treasury Department’s investment in AIG will be subject to recovery by AIG if it is determined to have been based on materially inaccurate financial results will be expanded beyond the named executives to include our 20 most highly paid other employees.
Indirect Compensation Components
     Retirement Benefits. AIG provides a number of retirement benefits to eligible employees, including both traditional pension plans (called defined benefit plans) and defined contribution plans (such as 401(k) plans).
     Defined benefit plans. AIG’s defined benefit plans include a tax-qualified pension plan, the Excess Retirement Income Plan and the Supplemental Executive Retirement Plan (SERP). Each of these plans provides for a yearly benefit based on years of service and the employee’s salary over a three-year period. The Excess Retirement Income Plan is designed to pay the portion of the benefit under the tax-qualified plan that is not payable under that plan due to restrictions imposed by the Internal Revenue Code (the Code). The SERP provides for a different, generally higher benefit to a small number of key employees selected by the Board, but this benefit is offset by payments under the tax-qualified plan and the Excess Retirement Income Plan. These plans and their benefits are described in greater detail in “Post-Employment Compensation—Pension Benefits.” We believe that these plans have provided significant retention and competitive advantages. Mr. Liddy does not participate in these plans.
     Defined contribution plans. Through 2008, AIG’s defined contribution plans included a tax-qualified plan (401(k)), the Supplemental Incentive Savings Plan (SISP), the Executive Deferred Compensation Plan (EDCP) and other plans sponsored by AIG, including plans acquired through acquisitions. In November 2008, AIG terminated the SISP, the EDCP and certain other defined contribution plans, providing that no further deferrals would be made after December 31, 2008, and that plan balances would be paid in the first quarter of 2009 for current employees other than AIG’s executive officers. These plans are described in greater detail in “Post-Employment Compensation—Nonqualified Deferred Compensation.” AIG matched participants’ contributions to the 401(k) plan up to the annual maximum pre-tax contribution limit of $15,500 in 2008, but did not provide matching contributions to the SISP or the EDCP.
     Mr. Tse participates in a different defined contribution plan in connection with his years of service in Hong Kong, as described in greater detail in “Post-Employment Compensation—Nonqualified Deferred Compensation.”
     Perquisites. To facilitate the performance of their management responsibilities, AIG provides certain employees with automobile allowances and parking and financial and tax planning. In addition, AIG also provided club memberships and recreational opportunities, but Mr. Liddy has not participated in these club memberships or recreational opportunities, and AIG has now largely eliminated payments for them.
     Historically, AIG has provided its Chief Executive Officer with access to corporate aircraft for personal travel consistent with the recommendations of outside security reviews. However, since Mr. Liddy’s election as Chairman and Chief Executive Officer, he has generally used commercial air travel to commute between his home in Chicago and AIG’s headquarters in New York City at AIG’s expense. In addition, AIG has provided an apartment for Mr. Liddy’s use in New York City. These steps were necessary and directly related to Mr. Liddy’s immediate service. However, AIG is disclosing the incremental cost of those items as a “benefit” to Mr. Liddy in the 2008 Summary Compensation Table in accordance with SEC requirements. The 2008 Summary Compensation Table also reflects payments made by AIG for work performed by Mr. Liddy’s counsel in an effort to develop appropriate compensation structures for Mr. Liddy and other AIG senior employees in the current circumstances. (Although an equity arrangement for Mr. Liddy was substantially negotiated, Mr. Liddy has now stated that he does not think it would be appropriate to enter into the proposed arrangement and has declined to move forward with it, especially in light of changing business, regulatory and legislative considerations.) AIG also made additional payments to offset any tax obligation Mr. Liddy incurred in accordance with the preceding arrangements to avoid his effectively having to pay to work at AIG. AIG does not believe that any of the amounts described in this paragraph represents an actual compensation benefit for Mr. Liddy.
     AIG pays a portion of Mr. Tse’s living expenses, consistent with benefits AIG provides to certain other senior executives living in Hong Kong. In March 2008, and as previously noted in our 2008 Proxy Statement, AIG resolved certain foreign payroll tax obligations relating to amounts paid to employees by AIG and its affiliates in overseas jurisdictions prior to 2007. Under these arrangements, AIG made payments to the Hong Kong taxing authority relating to amounts paid by AIG and its affiliates to affected AIG employees based in Hong Kong, including Mr. Tse, as reflected in the 2008 Summary Compensation Table.
     The Committee’s review of AIG’s practices with respect to perquisites is ongoing. In particular, the Committee expects to adopt a formal perquisites policy in response to the requirements of the ARRA.
     Welfare and Other Indirect Benefits. AIG’s senior executives generally participate in the same broad-based health, life and disability benefit programs as our other employees.
     Termination Benefits and Policies. AIG took significant steps to limit termination benefits in 2008.
     No severance for named executives. As discussed above under “Principle 1,” as part of AIG’s agreements with the Department of the Treasury, severance benefits for the named executives have been eliminated. In addition, AIG limited severance benefits for all other Senior Partners.
     Executive Severance Plan. In 2005, the Committee established a plan that provided severance payments and benefits to a select group of key executives. This plan was replaced by an expanded ESP in March 2008. The ESP generally extends to employees who participated in the Partners Plan, who would be eligible for severance payments and benefits if terminated by AIG without “Cause.” ESP participants who are Senior Vice Presidents or higher generally are also eligible for severance on a “Good Reason” termination by the participant. However, although the named executives other than Mr. Liddy have participated in the ESP in the past, as part of their agreement to eliminate their severance entitlements, they may not receive payments or benefits under the ESP on any termination while they are named executives. Mr. Liddy does not participate in the ESP.
     In the event of a qualifying termination, subject to the restrictions on our named executives and Senior Partners described above, a participant is eligible to receive an annual amount equal to the sum of salary, annual quarterly bonuses and three-year-average performance-based bonuses for a severance period of up to two years that is based on the executive’s seniority or length of service. In addition, unvested long-term awards that would have vested during the severance period will continue to vest, but other unvested awards generally will be forfeited (subject to discretionary reinstatement as described below). The ESP does not provide for tax gross-up payments. In addition, the ESP was amended in March 2009 to provide that, beginning in March 2010, any severance payments that would otherwise be payable under the ESP will be offset by any amounts due to the participant’s subsequent employment by another employer.
     Termination and retirement provisions in long-term awards. AIG’s normal retirement age is 65. For employees who retire after reaching normal retirement age, time-vested equity-based awards will generally vest upon retirement. Additionally, earned but unvested awards under the Senior Partners Plan and the Partners Plan (as well as the AIG and SICO predecessors to the Partners Plan) will generally vest and be delivered shortly thereafter. Historically, AIG has generally elected to reinstate equity-based and Senior Partners Plan awards for employees who retire before reaching normal retirement age, but whose combined age and years of service to AIG total 70 years or more (a rule of 70). In the case of reinstatements under the rule of 70, awards are not accelerated and will generally vest and be delivered at the normally scheduled time, subject to the employee’s continued compliance with a release and restrictive covenant agreement.

     No change-in-control benefits for named executives. None of AIG’s compensation components in which the named executives participate has a change-in-control trigger. AIG’s equity plans for the named executives and the Senior Partners Plan do not accelerate vesting on a change in control. The employment agreements with Messrs. Sullivan and Bensinger provided for tax gross-up payments upon termination of employment in certain circumstances. For more information, see “Potential Payments on Termination and Arrangements with Former Officers.”
Process for Compensation Decisions
     The Committee determines the compensation of AIG’s Chief Executive Officer, and the Board approves or ratifies the amounts to be awarded to him. After considering the recommendation of AIG’s Chief Executive Officer, the Committee reviews and approves the compensation of approximately 20 other key employees under its purview, which includes all of the other named executives.
     The Committee also makes recommendations to the Board with respect to AIG’s compensation programs for key employees and oversees AIG’s management development and succession planning programs.
     Attendance at Committee meetings generally includes internal legal and human resources executives and their staff members (depending upon agenda items), outside counsel and the Committee’s independent consultant. Following September 2008, attendance also regularly includes representatives of the NY Fed and their advisors.
     Independent Consultant. To provide independent advice, the Committee has used the services of Frederic W. Cook & Co. since 2005. A senior consultant of the Cook firm regularly attends the Committee’s meetings and is instructed to provide independent, analytical and evaluative advice about AIG’s compensation programs for senior executives, including evaluation of compensation against business results, comparisons to industry peers and comparisons to “best practices” in general. The Cook firm responds on a regular basis to questions from the Committee and the Committee’s other advisors, providing its opinions with respect to the design and implementation of current or proposed compensation programs. Frederic W. Cook & Co. does not provide any other services to AIG or its management except with respect to director compensation.
     In June 2008, the Committee also considered materials presented by Watson Wyatt Worldwide, Inc., related to retention planning and possible changes to AIG’s long-term incentive compensation programs. Watson Wyatt was engaged for this purpose by AIG to assist the human resources area in the consideration of AIG’s compensation components and long-term vesting periods in the context of evolving pay practices and has not otherwise presented materials to the Committee.
     Consideration of Competitive Compensation Levels. In reviewing compensation decisions over the year and in making decisions about the compensation of the named executives, the Committee is provided with competitive market information and information about AIG’s business results. For these purposes, the Committee currently considers a competitor group of ten financial companies that is broader than the group of peer insurance companies used in Item 5 of Part II. These companies are listed below:
Allstate
American Express
Bank of America
Citigroup
HSBC Holdings
JPMorgan Chase
MetLife
Prudential Financial
Travelers
Wells Fargo
     Consideration of Prior Years’ Compensation. The cumulative amounts realizable from prior years’ equity-based and other long-term awards generally are not considered in determining the amount or the components of current year compensation. We believe that this approach is most consistent with the goal of motivating strong performance in each year. However, the grant of retention awards noted above was in part a response to the decline in AIG’s share price.

     Consideration of Risk Management. As part of AIG’s participation in the TARP, the Committee reviewed (and will continue to review on an annual basis or more frequently as may be required by the ARRA) the incentive compensation arrangements of the named executives with AIG’s senior risk officers to ensure that the compensation arrangements do not encourage the named executives to take unnecessary and excessive risks that could threaten the value of AIG. The Committee completed its initial review in February 2009. In addition, the Committee will apply the results of its review as it develops the ongoing compensation structure for AIG. However, this structure may require substantial modification in view of pending legal requirements. For the Committee’s related certification, see the Report of the Compensation and Management Resources Committee.
Other Considerations
     Deductibility of Executive Compensation. As a participant in the TARP, AIG is now subject to Section 162(m)(5) of the Code, which limits AIG’s ability to take a federal income tax deduction for compensation paid to the named executives. Section 162(m)(5) generally lowers the cap on the deductibility of compensation paid to these individuals from $1,000,000 to $500,000 per year and removes the exemption for compensation determined to be “performance-based” under applicable tax regulations. Accordingly, any amounts over $500,000 paid to a named executive during this time will not be deductible for U.S. federal income tax purposes.
     Until 2008, AIG’s strategy for maximizing the deductibility of executive compensation was to structure the compensation of senior employees so that it would qualify as performance-based and not be subject to the deductibility cap. To this end, AIG adopted an Executive Incentive Plan that provided that an executive subject to the plan could be paid no more than 0.3 percent of AIG’s adjusted net income in performance compensation for a given year (although the Committee reserved the right to make awards outside of the Plan). The retention awards and annual variable performance-based pay for executives (other than our Leadership Group, who received no annual variable performance-based pay for 2008) were made outside of the Executive Incentive Plan. Although the Committee is mindful of the deductibility of executive compensation and is committed to awarding compensation that it believes is in fact based on performance, deductibility is necessarily no longer a primary focus of compensation design.
     Share Ownership Guidelines. In 2007, AIG adopted share ownership guidelines. These guidelines established levels of ownership of AIG Common Stock at five times salary for the Chief Executive Officer and three times salary for other officers at the level of Senior Vice President and above. Until the guidelines were met, such officers were required to retain 50 percent of the shares of AIG Common Stock received upon the exercise of stock options or upon the vesting of RSUs granted by AIG. Shares held for purposes of the guidelines include stock owned outright by the officer or his or her spouse and earned but unvested share-based awards.
     Adjustment or Recovery of Awards. Both the Partners Plan and the Senior Partners Plan, which is the major source of outstanding cash awards expected to be paid to the named executives in the future, provide that the Committee can adjust outstanding awards for any restatement of financial results. The Senior Partners Plan specifically notes that adjustments may take into account the fact that prior vested awards may have been overpaid. No misconduct on the part of a participant is required for the Committee to exercise this authority. Because of the vesting periods applicable to the Senior Partners Plan, a significant amount of each Senior Partner’s compensation is subject to these provisions.
     AIG’s compensation framework also provides the Committee with specific authority to cancel certain awards if an employee engages in misconduct. Additionally, as noted above, any future bonus or incentive payments made to the named executives will be subject to recovery by AIG if they are based on inaccurate financial results.
Conclusion
     AIG continues to face extraordinary challenges that demand focus and difficult decisions in regard to the compensation of AIG’s seniormost employees, including the Leadership Group. Using the guiding principles described above, AIG intends to face these challenges and strike the best possible balance between motivating its experienced, capable and technically proficient employees to achieve results that matter to American taxpayers and conserving scarce liquidity resources.

2008 COMPENSATION
Summary Compensation Table
     The following tables contain information with respect to AIG’s named executives. As required by SEC rules, AIG’s named executives include the Chief Executive Officer, Chief Financial Officer and three other most highly paid executive officers, as well as three former executives who served as either Chief Executive Officer or Chief Financial Officer during 2008. The following presentation differs substantially from the manner in which AIG’s Compensation and Management Resources Committee administers the compensation of key employees. Please see the Compensation Discussion and Analysis for additional detail regarding the Committee’s compensation philosophy, practices and 2008 compensation decisions.
2008 Summary Compensation Table(1)

								Non-Equity
Name and Principal						Option		Incentive Plan	Change in Pension	All Other
Position	Year	Salary	Bonus(2)	Stock Awards(3)		Awards(4)		Compensation(5)	Value(6)	Compensation(7)		Total
Edward M. Liddy	2008	$1	$0	$0		$0		$0	$0	$460,477		$460,478	(1)
President and Chief Executive Officer
David L. Herzog	2008	$675,000	$0	$430,329		$681,155		$27,164	$111,400	$14,626		$1,939,674
Executive Vice	2007	$526,923	$628,750	$133,158		$566,648		$693,235	$21,785	$11,115		$2,581,614
President and Chief Financial Officer	2006	$500,962	$578,750	$202,498		$482,226		$418,616	$13,920	$22,693		$2,219,665
Edmund S.W. Tse(8)	2008	$950,902	$0	$2,168,443		$982,027		$285,842	$718,065	$4,227,888		$9,333,166
Senior Vice	2007	$848,776	$1,863,963	$(470,227)		$2,630,852		$4,950,546	$0	$197,715		$10,021,625
Chairman—Life	2006	$848,776	$1,838,455	$3,729,295		$3,370,727		$5,860,619	$0	$193,060		$15,840,932
Insurance
Win J. Neuger	2008	$1,000,000	$555,000	$2,549,374		$1,602,183		$142,921	$460,663	$44,828		$6,354,969
Executive Vice	2007	$942,000	$1,223,000	$1,223,230		$1,576,646		$2,475,273	$285,971	$56,573		$7,782,693
President and Chief Investment Officer	2006	$942,000	$1,613,000	$1,499,042		$1,519,533		$2,930,309	$252,127	$33,070		$8,789,081
Kris P. Moor	2008	$959,615	$561,563	$2,296,747		$1,428,522		$163,338	$535,339	$38,990		$5,984,114
Executive Vice	2007	$725,962	$1,823,750	$631,881		$1,379,472		$2,828,884	$0	$35,540		$7,425,489
President—Property	2006	$700,962	$1,663,750	$861,355		$1,381,947		$3,348,925	$0	$30,571		$7,987,510
Casualty Group
Separated During 2008
Martin J. Sullivan	2008	$538,462	$562,500	$6,423,012	(9)	$8,094,376	(9)	$277,483	$1,447,154	$11,888,583	(9)	$29,231,570	(1)
President and	2007	$1,000,000	$3,625,000	$921,876		$2,461,946		$5,607,439	$30,021	$697,910		$14,344,192
Chief Executive Officer,	2006	$1,000,000	$10,125,000	$1,265,689		$1,917,216		$5,838,656	$275,701	$703,432		$21,125,694
January 1 through June 15, 2008
Robert B. Willumstad	2008	$269,231	$0	$24,626,614	(10)	$12,000,000		$0	$0	$659,108		$37,554,953	(1)
President and Chief Executive
Officer,
June 15 through
September 18, 2008
Steven J. Bensinger	2008	$726,923	$487,500	$2,418,664	(9)	$2,073,593	(9)	$122,327	$0	$3,408,172	(9)	$9,237,179	(1)
Executive Vice	2007	$751,923	$1,450,000	$598,408		$864,801		$2,786,927	$113,043	$35,274		$6,600,376
President and Chief Financial	2006	$750,000	$3,250,000	$753,666		$617,647		$2,093,078	$108,143	$18,323		$7,590,857
Officer,
January 1 through
May 8, 2008; Vice
Chairman and
Acting Chief
Financial Officer,
May 8 through October 9, 2008

Footnotes to 2008 Summary Compensation Table

(1)	The footnotes to this table are important. In some cases, the amounts presented in the table do not represent value actually received by the named executive, and in some cases, the amounts represent value specifically forfeited. The footnotes to this table provide important detail so that you can evaluate these amounts. For example:
•	Mr. Liddy’s compensation consists almost wholly of items that are required to be disclosed as perquisites by SEC rules. This includes items that relate directly to Mr. Liddy’s volunteering for immediate service in New York, notwithstanding that he and his family live in Chicago, and to Mr. Liddy’s efforts to develop appropriate compensation arrangements for AIG executives in the current environment. This is discussed in footnote 7.

•	Mr. Willumstad’s compensation reflects $24.5 million of accounting expense for an award of restricted shares that was rescinded by mutual agreement of AIG and Mr. Willumstad. Although Mr. Willumstad never realized any value from these shares, accounting and SEC rules require them to be reflected in full in this table. This is discussed in footnotes 3 and 10.

•	Compensation for Messrs. Sullivan and Bensinger includes termination payments and benefits that they have not received but for which they would be eligible if their resignations were for “Good Reason” under their respective employment agreements. AIG is reviewing their arrangements as part of a comprehensive assessment of expenses and compensation, and no payments will be made pending completion of the review. This is discussed in footnotes 6 and 9.

(2)	AIG did not pay annual performance compensation to the named executives for 2008. For 2008, amounts in this column solely represent payments under AIG’s quarterly bonus program for the first three quarters of 2008, after which payments were suspended for the members of AIG’s Leadership Group. Mr. Liddy does not participate in AIG’s quarterly bonus program.

(3)	No stock-based awards were granted in 2008 to the named executives who remain at AIG. Stock-based awards were granted to Mr. Sullivan in March 2008 and to Mr. Willumstad for his services as a non-employee director and when he became Chief Executive Officer. This column represents the dollar amount recognized for financial statement reporting purposes (without regard to any estimate of forfeiture related to service-based vesting conditions) of outstanding stock-based awards under AIG’s stock incentive plans, the Partners Plan, the DCPPP and the SICO plans, as well as DSUs granted to Mr. Willumstad prior to his election as Chief Executive Officer. The amount recognized for the awards granted by AIG was calculated using the assumptions described in Note 17 to the Consolidated Financial Statements included in Item 8 of Part II (in the case of awards granted in 2008) and the assumptions described in Notes 17, 14 and 14 to the Consolidated Financial Statements included in AIG’s Annual Report on Form 10-K or Form 10-K/A, as applicable, for the years ended December 31, 2007, 2006 and 2005, respectively (in the case of awards granted prior to 2008). The amount recognized for the awards granted by SICO was calculated using the fair value of the underlying shares of AIG Common Stock as of the date of grant recognized ratably over the vesting period, which generally begins in the first year of the plan performance period and ends in the year the executive reaches age 65. SICO has stated that it intends to settle awards in equity rather than cash, permitting AIG to record expense for these awards on a grant date fair value basis. For more information, see Note 14 to the Consolidated Financial Statements included in AIG’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

Footnotes to 2008 Summary Compensation Table, continued
Because of the decline in the value of AIG Common Stock in 2008, the amounts recognized in this column are not representative of the current value of outstanding stock-based awards. If the portions of the awards expensed in 2008 had been expensed based on the market value of AIG Common Stock at year-end 2008 instead of the value at grant, the amounts reported in this column for 2008 would have been as follows:
Stock Awards

	Expense Reported in	Pro Forma Based
	2008 Summary	on Market Value at
Name	Compensation Table	December 31, 2008	Difference
Edward M. Liddy	$0	$0	$0
David L. Herzog	$430,239	$12,278	$(417,961)
Edmund S.W. Tse	$2,168,443	$68,610	$(2,099,833)
Win J. Neuger	$2,549,374	$71,486	$(2,477,888)
Kris P. Moor	$2,296,747	$64,641	$(2,232,106)
Separated During 2008
Martin J. Sullivan	$6,423,012	$330,326	$(6,092,686)
Robert B. Willumstad	$24,626,614	$5,052	$(24,621,562)
Steven J. Bensinger	$2,418,664	$61,036	$(2,357,628)
For more information on the amounts reported for Messrs. Sullivan and Bensinger, see footnote 9 below. For more information on the amount reported for Mr. Willumstad, see footnote 10 below.

The amounts in this column for 2006 are different from the amounts reported in AIG’s prior Summary Compensation Tables due to a correction in the dollar amount recognized for outstanding stock-based awards under the SICO plans in 2006.

(4)	No options were granted in 2008 to the named executives who remain at AIG. Options were granted to Mr. Willumstad when he was named Chief Executive Officer. This column represents the dollar amount recognized for financial statement reporting purposes (without regard to any estimate of forfeiture related to service-based vesting conditions) of options granted to Mr. Willumstad in 2008 and to the other named executives other than Mr. Liddy from 2004 to 2007 under AIG’s stock option and stock incentive plans. The amount recognized for these awards was calculated based on AIG’s binomial option-pricing model, using the assumptions described in Note 17 to the Consolidated Financial Statements included in Item 8 of Part II (in the case of awards granted in 2008) and the assumptions described in Notes 17, 14 and 14 to the Consolidated Financial Statements included in AIG’s Annual Report on Form 10-K or Form 10-K/A, as applicable, for the years ended December 31, 2007, 2006 and 2005, respectively (in the case of awards granted prior to 2008).

All outstanding options to purchase AIG Common Stock are far out of the money. Consequently, the amounts recognized in this column are not representative of the current value of outstanding options. If the portions of the awards expensed in 2008 had been expensed based on their value at year-end 2008 according to the same option-pricing model, the amounts reported in this column would have been as follows:
Option Awards

	Expense Reported in	Pro Forma Based
	2008 Summary	on Market Value at
Name	Compensation Table	December 31, 2008	Difference
Edward M. Liddy	$0	$0	$0
David L. Herzog	$681,155	$14,730	$(666,425)
Edmund S.W. Tse	$982,027	$17,285	$(964,742)
Win J. Neuger	$1,602,183	$32,950	$(1,569,233)
Kris P. Moor	$1,428,522	$29,905	$(1,398,617)
Separated During 2008
Martin J. Sullivan	$8,094,376	$197,821	$(7,896,555)
Robert B. Willumstad	$12,000,000	$908,000	$(11,092,000)
Steven J. Bensinger	$2,073,593	$49,448	$(2,024,145)

Footnotes to 2008 Summary Compensation Table, continued
The amounts in this column for 2007 and 2006 are different from the amounts reported in AIG’s prior Summary Compensation Tables due to a correction in the dollar amount recognized for option awards to exclude estimates of forfeitures due to service-based vesting conditions.

(5)	No long-term performance cash awards were earned under the Senior Partners Plan for the performance period that ended in 2008. For 2008, amounts in this column solely represent quarterly cash payments related to previously earned (but unvested) Senior Partners Plan awards. Quarterly payments ceased when AIG ceased paying dividends on its Common Stock.

(6)	The amounts in this column do not represent amounts that were paid to the named executives. Rather, the amounts represent the total change of the actuarial present value of the accumulated benefit under all of AIG’s defined benefit (pension) plans. These plans are described in “Post-Employment Compensation—Pension Benefits.”

Mr. Tse. The amount in this column for Mr. Tse for 2008 does not reflect the decline in Mr. Tse’s total post-retirement benefits in 2008. The payments that Mr. Tse will be eligible to receive under AIG’s pension plans will be offset by the company-contributed portion of his balance under the defined contribution plan in which he participates in Hong Kong. In previous years, Mr. Tse’s Hong Kong plan balance fully offset his pension benefits. However, due to market losses in 2008, Mr. Tse’s balance has declined so that it now provides only a partial offset. As a result, as required by SEC rules, the amount in this column for Mr. Tse for 2008 represents the actuarial increase resulting from the new eligibility to receive some pension benefits following retirement. By contrast, Mr. Tse’s Hong Kong plan balance decreased by $1,841,972 in 2008. Therefore, on a present value basis, Mr. Tse’s total post-retirement benefits under AIG’s pension plans and the Hong Kong plan decreased by $1,123,907 in 2008. For more information, see “Post-Employment Compensation—Pension Benefits” and “—Nonqualified Deferred Compensation.” The actual change in pension value for Mr. Tse for 2006 was a loss of $376,015, due to gains in the offsetting portion of Mr. Tse’s Hong Kong plan balance in that year.

Mr. Moor. The actual change in pension value for Mr. Moor in 2007 and 2006 was a loss of $11,425 and a loss of $2,490, respectively, primarily due to changes in actuarial assumptions.

Messrs. Sullivan and Bensinger. The amount in this column for Mr. Sullivan for 2008 reflects the value of additional age and service credit and earlier commencement of benefit payments that would have resulted if his resignation were for “Good Reason” under his employment agreement. Without this age and service credit, Mr. Sullivan would not have reached the minimum retirement age under AIG’s nonqualified pension plans, which would have resulted in a decrease of $2,322,122 in the present value of his pension benefits versus 2007 levels due to forfeitures under those plans.

For Mr. Bensinger, even with the additional age and service credit that would have resulted if his resignation were for “Good Reason” under his employment agreement, Mr. Bensinger would not have reached the minimum service requirement for early retirement under AIG’s nonqualified pension plans. As a result, the amount in this column for Mr. Bensinger for 2008 reflects his forfeitures under those plans. The actual change in pension value for Mr. Bensinger in 2008 would have been a loss of $211,982 or $248,807, depending on whether he was credited with additional age and service under AIG’s U.S. tax-qualified retirement plan in connection with receipt of benefits under his employment agreement that would have been delivered if his resignation were for “Good Reason.”

For more information, see “Potential Payments on Termination and Arrangements with Former Officers.”

Footnotes to 2008 Summary Compensation Table, continued
(7)	Perquisites. This column includes the incremental costs of perquisites and benefits. The following table details the incremental cost to AIG of perquisites received by each named executive.

Perquisites and Benefits

				Personal Use of Club	Housing, Home
		Personal Use of Car	Financial,	Memberships and	Security and
	Personal Use of	Service/Car	Tax and Legal	Recreational	Other Living	Tax-Related
Name	Aircraft(a)	Allowance/Parking(b)	Planning(c)	Opportunities	Expenses(c)	Payments(d)	Total
Edward M. Liddy	$47,578	$31,348	$162,686	$0	$38,368	$180,431	$460,411
David L. Herzog	$0	$3,286	$0	$0	$0	$0	$3,286
Edmund S.W. Tse	$0	$43,613	$3,226	$7,421	$6,302	$0	$60,562
Win J. Neuger	$0	$12,138	$15,600	$0	$0	$0	$27,738
Kris P. Moor	$0	$6,300	$15,600	$0 (e)	$0	$0	$21,900
Separated During 2008
Martin J. Sullivan	$179,257	$48,764	$13,000	$5,369 (e)	$0	$0	$246,390
Robert B. Willumstad	$22,824	$19,938	$339,992	$0	$0		$382,754
Steven J. Bensinger	$0	$4,929	$15,600	$0	$0	$0	$20,529

(a)	The cost of personal use of corporate aircraft by the named executives is calculated based on the aggregate incremental cost of the flight to AIG. Aggregate incremental cost is calculated based on a cost-per-flight-hour charge developed by a nationally recognized and independent service. The cost-per-flight-hour charge reflects the direct operating cost of the aircraft, including fuel, additives and lubricants, airport fees and assessments, crew expenses and in-flight supplies and catering. In addition, the cost-per-flight-hour charge also reflects an allocable allowance for maintenance and engine restoration. For Mr. Liddy, this amount also includes the actual cost of the ticket for commercial flights between New York and Chicago that are reimbursed by AIG.

(b)	For Messrs. Liddy, Sullivan and Willumstad, who are or were provided with a dedicated car and driver, car use reflects an allocated portion of the annual lease valuation of the assigned car, annual driver compensation, parking, fuel and maintenance. Although AIG provides this benefit to enhance the security and efficient travel of its Chief Executive Officer, SEC rules require that costs of commuting and other uses not directly and integrally related to AIG’s business be disclosed as compensation to the executive. Because AIG does not track car use in this way, 100 percent of the preceding costs have been allocated to compensation for business days its Chief Executive Officer was locally based. For the other named executives, the incremental cost for car-related perquisites represents AIG’s direct expenditures.

(c)	Incremental costs related to financial, tax and legal planning and to housing and other living expenses represent AIG’s direct expenditures. In the case of Mr. Liddy, AIG has provided an apartment for Mr. Liddy’s use in New York City to facilitate his immediate service upon his election as Chairman and Chief Executive Officer. In addition, for Mr. Liddy, amounts shown for financial, legal and tax planning solely represent expenses for work performed by his counsel in an effort to develop appropriate compensation structures for Mr. Liddy and also for other AIG executives. For more information, see “Compensation Discussion and Analysis—Indirect Compensation Components—Perquisites.” In the case of Mr. Willumstad, AIG also reimbursed work performed by his counsel related to compensation arrangements. Amounts shown for financial, legal and tax planning for Mr. Willumstad include $326,992 of these legal fees.

(d)	AIG made payments to Mr. Liddy to offset any tax obligation Mr. Liddy incurred in accordance with his working arrangements to avoid his effectively having to pay to work at AIG. For more information, see “Compensation Discussion and Analysis—Indirect Compensation Components—Perquisites.”

(e)	AIG reimbursed Mr. Moor for membership fees for a golf club used for business purposes. Mr. Moor may not use the club for personal purposes and would be required to resign his membership if he departed from AIG. These costs were considered ordinary and necessary business expenses of AIG. Any personal benefit Mr. Moor may have derived from this club membership is regarded as incidental, and no incremental cost related to any personal benefit has been incurred by AIG.

In 2007, AIG reimbursed Mr. Sullivan for an initiation fee and membership fees for a golf club to be used for business purposes. These amounts also were considered to be ordinary and necessary business expenses of AIG, and AIG stopped reimbursing Mr. Sullivan for membership fees after his resignation from AIG. AIG had reimbursed Mr. Sullivan’s fees for 2008 before his resignation, and the

Footnotes to 2008 Summary Compensation Table, continued
amount for Mr. Sullivan reflects one half of these fees (based on his July 1 resignation date under his letter agreement with AIG). Mr. Sullivan still may use the club for personal purposes (though he now must pay his own membership fees).
Other Benefits. This column also includes life insurance premiums paid by AIG for the benefit of the named executives and matching contributions by AIG under its 401(k) plan and the defined contribution plan in which Mr. Tse participates in Hong Kong. These matching contributions include the following amounts in 2008: Herzog—$10,350; Tse—$119,149; Neuger—$16,100; Moor—$16,100; Sullivan—$16,100; Willumstad—$1,538; and Bensinger—$10,350. See “Post-Employment Compensation—Nonqualified Deferred Compensation” for additional detail.

Mr. Willumstad. The amount in this column for Mr. Willumstad for 2008 also includes $137,500 in director’s fees paid to Mr. Willumstad in 2008 before he became Chief Executive Officer, as well as $2,463 in continued medical and life insurance benefits and $134,605 in office and secretarial support provided by AIG in 2008 after Mr. Willumstad’s resignation. The medical, life insurance and office benefits were provided under Mr. Willumstad’s letter agreement with AIG, and the amounts indicated reflect AIG’s direct expenditures, including allocated portions of office leases and compensation and benefits of individuals providing secretarial support. For more information, see “Potential Payments on Termination and Arrangements with Former Officers.”

Messrs. Sullivan and Bensinger. The amounts in this column for Messrs. Sullivan and Bensinger for 2008 also include the payments and benefits that have not been paid but that would have been accrued in 2008 in connection with a “Good Reason” termination of employment under their employment agreements. These amounts are discussed in footnote 9.

Mr. Tse. In March 2008, AIG resolved certain foreign payroll tax obligations relating to amounts paid to employees by AIG and its affiliates in overseas jurisdictions prior to 2007. Under these arrangements, and as noted in AIG’s 2008 Proxy Statement, AIG made payments to the Hong Kong taxing authority relating to amounts paid to affected AIG employees based in Hong Kong, including Mr. Tse. The amount in this column for Mr. Tse for 2008 includes $4,046,327, representing an internal allocation of the payments made by AIG, and no amount was actually paid to Mr. Tse.

(8)	Mr. Tse is based in AIG’s Hong Kong office. The Committee determines the amounts of Mr. Tse’s salary and bonuses in U.S. dollars. These amounts are paid to Mr. Tse in Hong Kong dollars based upon the prevailing exchange rate on the date of the relevant payment. In addition, AIG records expense for Mr. Tse’s company-provided benefits, including matching contributions, in Hong Kong dollars. The amount of this contribution included in “All Other Compensation” in the 2008 Summary Compensation Table for 2008 for Mr. Tse reflects conversion to U.S. dollars at a rate of HK$7.75 per U.S. dollar, the month-end rate for December 2008.

(9)	The amounts for Messrs. Sullivan and Bensinger in the Summary Compensation Table for 2008 include termination payments and benefits that they have not received. They would be eligible for these payments and benefits if their resignations were for “Good Reason” under their respective employment agreements. AIG is reviewing the arrangements for Messrs. Sullivan and Bensinger as part of a comprehensive assessment of expenses and compensation, and no payments will be made pending completion of the review (except for benefits initially provided to Mr. Sullivan in the third quarter of 2008 prior to AIG’s review).

All Other Compensation. The amounts in this column include the payments and benefits that would have accrued in 2008 in connection with a “Good Reason” termination of employment. For Mr. Sullivan, the amounts that would have been accrued in 2008 are $11.5 million in cash severance payments, $6,830 in continued medical and life insurance benefits and $118,273 in office and secretarial support that would have been provided under his letter agreement with AIG (calculated based on AIG’s actual and estimated expenses for the same items listed for Mr. Willumstad). For Mr. Bensinger, the amounts that would have been accrued in 2008 are $3.375 million in cash severance payments and $1,303 in continued medical and life insurance benefits. Under SEC rules, the amounts that would have been accrued consist of amounts that would have been payable in 2008, assuming an entitlement to payment and continued compliance with restrictive covenants, without giving effect to payment delays required by Section 409A of the Code. These amounts would not have been payable in connection with a termination by the executive without “Good Reason” or by AIG for “Cause.” For more information, see “Potential Payments on Termination and Arrangements with Former Officers.”

Stock Awards and Option Awards. The amounts in this column for Messrs. Sullivan and Bensinger for 2008 for stock-based and option awards reflect an acceleration into 2008 of the expense of awards that they may be entitled to receive or exercise, as applicable, after their departure from AIG. A portion of this expense generally would have been recognized in future years based on the continued service of Messrs. Sullivan and Bensinger. For Mr. Sullivan, the amounts recognized reflect the expense of stock-based and option awards that would have been reinstated following a “Good Reason” termination of employment under Mr. Sullivan’s employment agreement and letter agreement with AIG. For Mr. Bensinger, the amounts recognized reflect the expense of stock-based and option awards that would have

Footnotes to 2008 Summary Compensation Table, continued
vested and been delivered or become exercisable, as applicable, during a two-year continued vesting period following a “Good Reason” termination of employment under Mr. Bensinger’s employment agreement. At the time of his resignation, Mr. Bensinger also held stock-based and option awards that were scheduled to vest after the end of this two-year period. These awards also are shown in the Outstanding Equity Awards at December 31, 2008 table below, as they also remain subject to AIG’s comprehensive assessment of Mr. Bensinger’s arrangements. For more information, see “Exercises and Holdings of Previously Awarded Equity—Outstanding Equity Awards at December 31, 2008.”

In addition, AIG had recorded expenses for 2007 and prior years for awards for Messrs. Sullivan and Bensinger under the DCPPP and the SICO plans. In 2008, upon Mr. Sullivan’s departure, his SICO awards and a portion of his DCPPP awards were considered modified for accounting purposes, so that previously recorded expense was reversed and expense was recognized in 2008 for the awards based on AIG’s share price of $26.46 on June 30, 2008, the date of Mr. Sullivan’s letter agreement with AIG. This modification resulted in a reversal in 2008 of $5,495,832 and $110,145 in expense from prior years related to Mr. Sullivan’s SICO awards and DCPPP awards, respectively, resulting in a net expense recognition in 2008 of $(1,555,687) and $2,977,952 for Mr. Sullivan’s SICO awards and DCPPP awards, respectively. However, in accordance with SEC rules, only $1,360,472 of the total reversed expense is reflected in the 2008 Summary Compensation Table for 2008 for Mr. Sullivan because the remaining $4,245,505 was recognized prior to 2006 and thus was not previously reported in the Summary Compensation Table. Consequently, the amount reported for Mr. Sullivan for 2008 overstates the reported expense that otherwise would be shown in the Summary Compensation Table by $4,245,505. Similarly, upon Mr. Bensinger’s departure, his SICO awards and a portion of his DCPPP awards that would have vested after Mr. Bensinger’s two-year continued vesting period were assumed to be forfeited for accounting purposes, so that previously recorded expense was reversed for those awards. These assumed forfeitures resulted in a reversal in 2008 of $170,263 and $37,492 in expense from prior years related to Mr. Bensinger’s SICO awards and DCPPP awards, respectively, resulting in a net expense recognition in 2008 of $(164,064) and $1,385,291 for Mr. Bensinger’s SICO awards and DCPPP awards, respectively. However, in accordance with SEC rules described above, only $93,706 of the total reversed expense is reflected in the 2008 Summary Compensation Table for 2008 for Mr. Bensinger because the remaining $114,049 was recognized prior to 2006. Accordingly, the amount reported for Mr. Bensinger for 2008 overstates the reported expense that otherwise would be shown in the Summary Compensation Table by $114,049.

(10)	Mr. Willumstad’s reported compensation includes $24.5 million of accounting expense for an award of restricted shares that was rescinded by mutual agreement of AIG and Mr. Willumstad. The amount in this column for Mr. Willumstad represents expenses relating to DSUs granted to Mr. Willumstad for his services as a non-employee director ($126,614) and to Mr. Willumstad’s Sign-On Restricted Stock Award granted in 2008 ($24.5 million). The Sign-On Restricted Stock Award was rescinded by mutual agreement of AIG and Mr. Willumstad on December 26, 2008, and Mr. Willumstad did not receive delivery of the underlying shares. However, because by the terms of the award Mr. Willumstad could have retired from AIG and retained the Sign-On Restricted Stock Award (with restrictions lapsing over four years), the full expense relating to the award was recognized upon grant and was not reversed as a result of the rescission.
     In connection with the employment and relocation to New York in 1997 of Mr. Frank G. Wisner, a former executive officer who retired in March 2009, AIG paid certain expenses involved with his purchase of a cooperative apartment and, until his retirement from AIG, provided credit support for his mortgage. Mr. Wisner paid off the mortgage in February 2009, and the credit support was terminated in March 2009.
     AIG maintains a policy of directors and officers liability insurance for itself, its directors and officers, its subsidiaries and their directors and officers. The premium for this policy for the year ending September 22, 2009 was approximately $38 million. In addition, AIG purchased coverage in 2008 that will be in effect until 2014 and will allow AIG and its subsidiaries to report claims that relate to director and officer conduct during the period from May 24, 2005 to September 22, 2008, at a total cost of approximately $75.1 million.

2008 Grants of Plan-Based Awards
     Total 2008 Grants. The following table details all equity-based and non-equity plan-based awards granted to each of the named executives in 2008. As noted above in the Compensation Discussion and Analysis, none of the named executives who remain at AIG received any equity or non-equity plan-based awards in 2008. Mr. Sullivan received a grant of Performance RSUs for the 2008-2009 performance period and Senior Partner Units for the 2006-2008 performance period in March 2008. These grants were made to other executives in late 2007, but the grant for Mr. Sullivan was made only after final audited financial statements for 2007 were available. In addition, the following table reflects a grant of restricted shares to Mr. Willumstad that was later rescinded by mutual agreement of Mr. Willumstad and AIG before year-end. Consequently, no shares will be delivered to him and no value realized by him under this grant. For more information, see footnotes 3 and 10 to the 2008 Summary Compensation Table and footnote 2 to this table.
2008 Grants of Plan-Based Awards

			Estimated
			Possible				All
			Payouts				Other	All Other
			Under				Stock	Option	Exercise	Grant Date
			Non-equity	Estimated Possible			Awards	Awards	Price of	Fair Value
			Incentive	Payouts Under Equity			(# of	(# of	Option	of Equity
	Grant	Plan	Plan	Incentive Plan Awards			AIG	AIG	Awards	Awards
Name	Date	Units	Awards(1)	Threshold	Target	Maximum	Shares)	(Shares)	($/Sh)	($)(2)
Edward M. Liddy	—	—	—	—	—	—	—	—	—	—
David L. Herzog	—	—	—	—	—	—	—	—	—	—
Edmund S.W. Tse	—	—	—	—	—	—	—	—	—	—
Win J. Neuger	—	—	—	—	—	—	—	—	—	—
Kris P. Moor	—	—	—	—	—	—	—	—	—	—
Separated During 2008
Martin J. Sullivan
2008-2009 Performance RSUs	3/12/08	38,400		9,600	38,400	57,600				$2,359,296
2006-2008 Senior Partner Units	3/12/08	2,000	$5,408,000
Robert B. Willumstad
Sign-On Option Award
Time-vested	7/16/08							378,333	$23.28	$4,055,730
Performance-vested	7/16/08							378,333	$23.28	$3,976,280
Performance-vested	7/16/08							378,334	$23.28	$3,967,990
Sign-On Restricted Stock Award	7/16/08						1,052,406			$24,500,000
Deferred Stock Units	1/2/08						6			$338
Deferred Stock Units	4/1/08						7			$329
Deferred Stock Units	5/14/08						3,169			$124,985
Deferred Stock Units	7/1/08						36			$962
Steven J. Bensinger	—	—	—	—	—	—	—	—	—	—

(1)	Amounts shown for Mr. Sullivan’s 2006-2008 Senior Partner Units represent the amounts that would have been earned if performance for 2007 had been repeated for 2008 on the same basis that the Committee determined earnout for 2005-2007 Senior Partner Units. However, Mr. Sullivan’s 2006-2008 Senior Partner Units were forfeited due to failure to meet related performance thresholds under the Partners Plan for the performance period ending in 2008, and no value will be delivered under the Senior Partner Units. For more information on the Senior Partners Plan, see “Post-Employment Compensation—Nonqualified Deferred Compensation.”

(2)	Amounts shown represent the total grant date fair values in accordance with FAS 123R of Mr. Sullivan’s 2008-2009 Performance RSUs, Mr. Willumstad’s Sign-On Restricted Stock Award and Sign-On Option Award and Mr. Willumstad’s 2008 DSUs, all of which were granted under AIG’s 2007 Stock Incentive Plan.

With respect to 2008-2009 Performance RSUs, in accordance with SEC rules, these values assume future payouts at the maximum level. However, 2008-2009 Performance RSUs are extremely unlikely to be earned at all because of the earnings per share growth that would be required in 2009 after the significant losses in 2008, and AIG is currently not recognizing any expense for these awards in its financial statements in recognition of the low likelihood of earnout. Earned 2008-2009 Performance RSUs, if any, would vest in equal installments promptly after the third and fourth anniversaries of the first day of the performance period. Performance RSUs do not pay dividends. The grant date fair value reported for Mr. Sullivan’s 2008-2009 Performance RSUs reflects a reduction for the expected value of dividend payments that are foregone during the vesting period. The grant date fair value per 2008-2009 Performance RSU vesting in three years was $41.32. The grant date fair value per 2008-2009 Performance RSU vesting in four years was $40.60.

In July 2008, in connection with his promotion to Chief Executive Officer of AIG, AIG granted Mr. Willumstad two special sign-on awards. Mr. Willumstad’s Sign-On Restricted Stock Award consisted of restricted shares of AIG Common Stock that would have vested and been delivered in equal installments on the second, third and fourth anniversaries of the date of grant. The grant date fair value per restricted share granted on July 16, 2008 was $23.28. However, on December 26, 2008, this award was rescinded by mutual agreement of AIG and Mr. Willumstad. Mr. Willumstad returned all dividends previously paid on the restricted shares, and no shares or other property will be delivered under the award.

Mr. Willumstad’s Sign-On Option Award consists of options to purchase AIG Common Stock at $23.28 per share. The options designated as “Time-vested” in this table will vest and become exercisable in three equal installments on each of the first three anniversaries of the date of grant. The first tranche of options designated as “Performance-vested” in this table will vest and become exercisable only if and when the price of AIG Common Stock reaches $29.10 (125 percent of the closing sale price on the date of grant), and the second tranche of options designated as “Performance-vested” will vest and become exercisable only if and when the price of AIG Common Stock reaches $34.92 (150 percent of the closing sale price on the date of grant). Although Mr. Willumstad retains these options following his retirement, no options were exercisable as of year-end.

Mr. Willumstad’s DSUs were granted in 2008 for service as a director before Mr. Willumstad became Chief Executive Officer. Under each DSU, Mr. Willumstad received one share of AIG Common Stock upon his retirement from AIG. The grant date fair value per DSU granted on the following dates in 2008 was: January 2—$56.30; April 1—$47.00; May 14—$39.44; and July 1—$26.73.
EXERCISES AND HOLDINGS OF PREVIOUSLY AWARDED EQUITY
Outstanding Equity Awards at December 31, 2008
     Equity-based awards held at the end of 2008 by each named executive, including awards under AIG’s Partners Plan and DCPPP, were issued under the incentive plans and arrangements described below. Shares of AIG Common Stock deliverable under the Partners Plan, the DCPPP and AIG’s time-vested equity and option awards will be delivered under the 2007 Stock Incentive Plan, AIG’s Amended and Restated 2002 Stock Incentive Plan or AIG’s Amended and Restated 1999 Stock Option Plan, as applicable. Also included in outstanding equity-based awards were grants historically made by SICO under a series of two-year Deferred Compensation Profit Participation Plans.
     The following table sets forth outstanding equity-based awards held by each named executive as of December 31, 2008.
Outstanding Equity Awards at December 31, 2008

						Stock Awards
									Unvested
							Unvested		and Subject
							(No Longer		to Performance
							Subject to		Conditions
							Performance		under Equity
	Option Awards(1)						Conditions)		Incentive Plans
	Year	Number	Number	Exercise	Expiration			Market		Market
Name	Granted(1)	Exercisable	Unexercisable	Price	Date	Plan(2)(3)(4)	Number	Value(5)	Number	Value(5)
Edward M. Liddy	—	—	—	—	—	—	—	—	—	—
David L. Herzog	2007	8,750	26,250	$57.05	12/13/2017	2008 PP	—	—	2,875	$4,514
	2006	15,000	15,000	$71.00	12/11/2016	2006 PP	4,923	$7,729
	2005	18,750	6,250	$65.99	12/14/2015	DCPPP	14,580	$22,891
	2005	11,250	3,750	$59.35	09/01/2015	RSUs	630	$989
	2004	15,000	—	$64.47	12/16/2014	SICO	16,200	$25,434

	2003	8,000	—	$63.95	12/17/2013	Total	36,333	$57,043	2,875	$4,514
	2003	8,000	—	$47.00	02/10/2013
	2002	8,000	—	$61.30	12/16/2012
	2002	28,946	—	$79.61	01/17/2012
	2001	28,949	—	$65.77	01/17/2011
	2000	23,159	—	$44.50	03/02/2010
Edmund S.W. Tse	2007	15,000	45,000	$57.05	12/13/2017	2008 PP	—	—	9,600	$15,072
	2006	30,000	30,000	$71.00	12/11/2016	2006 PP	23,020	$36,142
	2005	45,000	15,000	$65.99	12/14/2015	DCPPP	76,800	$120,576
	2005	41,250	13,750	$59.35	09/01/2015	RSUS	22,404	$35,174
	2004	55,000	—	$64.47	12/16/2014	SICO	0	$0

	2003	50,000	—	$63.95	12/17/2013	Total	122,224	$191,892	9,600	$15,072
	2003	50,000	—	$47.00	02/10/2013
	2002	50,000	—	$61.30	12/16/2012

						Stock Awards
									Unvested
							Unvested		and Subject
							(No Longer		to Performance
							Subject to		Conditions
							Performance		under Equity
	Option Awards(1)						Conditions)		Incentive Plans
	Year	Number	Number	Exercise	Expiration			Market		Market
Name	Granted(1)	Exercisable	Unexercisable	Price	Date	Plan(2)(3)(4)	Number	Value(5)	Number	Value(5)
	2001	50,000	—	$79.61	12/13/2011
	2000	40,000	—	$96.56	12/14/2010
	1999	45,000	—	$60.13	09/15/2009
Win J. Neuger	2007	15,000	45,000	$57.05	12/13/2017	2008 PP	—	—	8,400	$13,188
	2006	30,000	30,000	$71.00	12/11/2016	2006 PP	19,567	$30,720
	2005	45,000	15,000	$65.99	12/14/2015	DCPPP	65,280	$102,490
	2005	37,500	12,500	$59.35	09/01/2015	SICO	256,121	$402,110

	2004	50,000	—	$64.47	12/16/2014	Total	340,968	$535,320	8,400	$13,188
	2003	40,000	—	$63.95	12/17/2013
	2003	25,000	—	$47.00	02/10/2013
	2002	25,000	—	$61.30	12/16/2012
	2001	15,000	—	$79.61	12/13/2011
	2000	7,500	—	$96.56	12/14/2010
	1999	7,500	—	$60.13	09/15/2009
Kris P. Moor	2007	15,000	45,000	$57.05	12/13/2017	2008 PP	—	—	8,400	$13,188
	2006	30,000	30,000	$71.00	12/11/2016	2006 PP	20,143	$31,625
	2005	37,500	12,500	$65.99	12/14/2015	DCPPP	67,200	$105,504
	2005	30,000	10,000	$59.35	09/01/2015	SICO	192,465	$302,170

	2004	40,000	—	$64.47	12/16/2014	Total	279,808	$439,299	8,400	$13,188
	2003	35,000	—	$63.95	12/17/2013
	2003	30,000	—	$47.00	02/10/2013
	2002	30,000	—	$61.30	12/16/2012
	2001	15,000	—	$79.61	12/13/2011
	2000	7,000	—	$96.56	12/14/2010
	1999	9,000	—	$60.13	09/15/2009
Separated During 2008
Martin J. Sullivan(6)	2007	35,851	107,553	$57.05	12/13/2017	2008 PP	—	—	2,400	$3,768
	2006	87,500	87,500	$71.00	12/11/2016	2006 PP	23,020	$36,141
	2005	64,931	21,644	$65.99	12/14/2015	DCPPP	76,800	$120,576
	2005	37,500	12,500	$59.35	09/01/2015	SICO	218,433	$342,940

	2004	50,000	—	$64.47	12/16/2014	Total	318,253	$499,657	2,400	$3,768
	2003	40,000	—	$63.95	12/17/2013
	2003	40,000	—	$47.00	02/10/2013
	2002	40,000	—	$61.30	12/16/2012
	2001	15,000	—	$79.61	12/13/2011
	2000	7,000	—	$96.56	12/14/2010
	1999	7,500	—	$60.13	09/15/2009
Robert B. Willumstad	2008	—	1,135,000	$23.28	07/16/2018
	2006	2,500	—	$62.50	05/17/2016
	2006	2,500	—	$68.61	01/18/2016
Steven J. Bensinger(6)	2007	15,000	45,000	$57.05	12/13/2017	2008 PP	—	—	2,344	$3,680
	2006	25,750	25,750	$71.00	12/11/2016	2006 PP	11,510	$18,071
	2005	22,192	7,398	$65.99	12/14/2015	RSUs(7)	23,780	$37,335
	2005	30,000	10,000	$59.35	09/01/2015	DCPPP	38,400	$60,288
	2004	12,000	—	$64.47	12/16/2014	SICO	9,000	$14,130

	2003	10,000	—	$63.95	12/17/2013	Total	82,690	$129,823	2,344	$3,680
	2003	5,000	—	$47.00	02/10/2013
	2002	5,000	—	$63.67	11/13/2012

(1)	None of the named executives who remain at AIG received options in 2008. Except for Mr. Willumstad’s options, all previously granted options had four-year pro rata vesting schedules, and all options have an exercise price equal to the closing sale price on the NYSE on the date of grant. Mr. Willumstad holds 378,333 options granted in 2008 that vest and become exercisable in equal installments on each of the first three anniversaries of July 16, 2008, 378,333 options that vest and become exercisable if and when the price of AIG Common Stock reaches $29.10 (125 percent of the closing sale price on the date of grant) and 378,334 options that vest and become exercisable if and when the price of AIG Common Stock reaches $34.92 (150 percent of the closing sale price on the date of grant). Mr. Willumstad also holds 5,000 options granted in 2006 for his services as a non-management director. Although Mr. Willumstad’s options remain outstanding following his retirement, all options were far out of the money as of year-end. All options held by the other named executives also were far out of the money as of year-end.

(2)	AIG’s Partners Plan, which has been discontinued, operated for successive overlapping two-year performance periods. The first performance period was January 1, 2006 through December 31, 2007, and the last performance period was January 1, 2008 through December 31, 2009. Participants received Performance RSUs that entitled them to earn shares of AIG Common Stock based on the average of the percentage increase of AIG’s adjusted diluted earnings per share for the first year of the performance period over the prior year and the percentage increase of AIG’s adjusted diluted earnings per share for the second year of the performance period over the first year. Performance was relative to pre-established goals and ranges established by the Committee at the start of the period. The number of Performance RSUs that could be earned at the end of each period ranged from 0 to 150 percent of target.

Performance RSUs for the 2007-2008 performance period were forfeited due to AIG’s performance in 2008, and no shares will be delivered. Performance RSUs for the 2008-2009 performance period (2008 PP) are outstanding, but are extremely unlikely to be earned because of the earnings per share growth that would be required in 2009 after the significant losses in 2008. In accordance with SEC rules, the number and market value of 2008 PP awards is presented as if the relevant performance conditions had been satisfied at the threshold level (resulting in earnout of 25 percent of target). However, AIG is currently not recognizing any expense for these awards in its financial statements in recognition of the low likelihood of earnout. If earned, 2008 PP awards would vest in equal installments promptly after the third and fourth anniversaries of the first day of the performance period.

Outstanding Performance RSUs for the 2006-2007 performance period (2006 PP) were earned and will vest in equal installments promptly after the fourth and sixth anniversaries of the first day of the performance period. Any unvested awards generally will be forfeited if the named executive ceases employment with AIG prior to normal retirement at age 65. Performance RSUs, whether earned or unearned, pay no dividends.

(3)	The DCPPP was modeled on plans previously provided by SICO, described in footnote 4, except that it is administered by AIG and its costs are borne directly by AIG. Under the DCPPP, in 2007 participants were awarded time-vested RSUs based upon the number of plan units they had been granted. These time-vested RSUs will vest in equal portions in May of 2009 and 2010. An incremental allocation of RSUs equal to 20 percent or 35 percent of the RSUs initially allocated was made in 2009, and the incremental RSUs will vest in 2012. Any unvested RSUs generally will be forfeited if the named executive ceases employment with AIG prior to normal retirement at age 65.

(4)	Prior to 2005, key employees participated in a series of two-year Deferred Compensation Profit Participation Plans that historically were provided by SICO. The original SICO Plan came into being in 1975. Participation in the SICO plans by any person, and the extent of such participation, has been at the sole discretion of SICO’s Board of Directors. SICO is responsible for issuing cash or AIG Common Stock under the SICO plans when required; AIG has made no payments under these plans, although AIG records the expense attributable to these plans in its financial statements. In 2005, AIG took steps to protect the interests of AIG’s current employees with respect to these benefits. AIG agreed, subject to certain conditions, to make any payment or delivery of AIG Common Stock that is not promptly made with respect to the benefits accrued by current employees of AIG and its subsidiaries under the SICO plans.

Shares that have been contingently allocated to named executives under the SICO plans will not be paid until age 65 and generally are subject to forfeiture on earlier termination of employment. SICO’s Board of Directors has the authority to reinstate a payout right and may permit early payout of shares. Before earning the right to payout, a participant is not entitled to any equity interest with respect to the contingently allocated shares.

Under certain of the SICO plans, if a participating named executive continues to be employed by AIG at the end of the eighth year after units were granted and has not yet reached age 65, he will be contingently allocated additional shares equal to 20 percent of the shares initially allocated. The contingent allocations are reflected in this table.

(5)	Based on AIG’s closing sale price on the NYSE on December 31, 2008 of $1.57 per share.

(6)	For Messrs. Sullivan and Bensinger, amounts represent the total number of shares that may be delivered and options that may be exercised, as applicable, following their resignations.

For Mr. Sullivan, in connection with a “Good Reason” termination under his employment agreement and his letter agreement with AIG, all of Mr. Sullivan’s AIG share-based awards shown in this table would have been reinstated and would have vested and been delivered at the originally scheduled times. Additionally, AIG would have guaranteed delivery of Mr. Sullivan’s awards under SICO plans, which also would have vested and been delivered at the originally scheduled times. Mr. Sullivan’s options would have continued to become exercisable in accordance with their terms and would have remained exercisable until the earlier of their expiration dates or April 1, 2011, when they would have expired or been forfeited, respectively.

For Mr. Bensinger, in connection with a “Good Reason” termination under his employment agreement, Mr. Bensinger generally would have been eligible to receive the share-based awards and exercise the options that would have vested during the two-year period following termination of his employment, and other share-based awards and options shown in this table also could potentially have been subject to reinstatement as described above.

Upon a termination by the executive without “Good Reason” or by AIG for “Cause,” and without reinstatement of any awards, the share-based awards and options shown in this table for Messrs. Sullivan and Bensinger would have been forfeited (except that previously vested options would have been exercisable for a period of 90 days following termination with the consent of the Committee). For more information, see “Potential Payments on Termination and Arrangements with Former Officers.”

(7)	The outstanding time-vested RSU award for Mr. Bensinger consists of an award granted to Mr. Bensinger on January 6, 2006, which is scheduled to vest promptly after the fourth anniversary of the grant date.
Vesting of Stock-Based Awards During 2008
     The following table sets forth the amounts notionally realized in accordance with SEC rules by each named executive as a result of the vesting of stock-based awards in 2008. In the case of Mr. Willumstad, due to deferred delivery, the amount actually realized was much lower. For more information, see footnote 2. There were no options exercised in 2008 by any of the named executives.
2008 Vesting of Stock-Based Awards

	Stock-Based Awards
	Vested in 2008
	Number of
	Shares	Value
	Acquired on	Realized on
Name	Vesting	Vesting
Edward M. Liddy	0	$0
David L. Herzog	0	$0
Edmund S.W. Tse(1)	76,800	$4,335,360
Win J. Neuger	0	$0
Kris P. Moor	0	$0
Separated During 2008
Martin J. Sullivan	0	$0
Robert B. Willumstad(2)	3,218	$126,614
Steven J. Bensinger(3)	1,060	$21,878

(1)	Represents delivery of shares allocated under the final SICO Plan, which Mr. Tse was eligible to receive due to having reached age 65.

(2)	Represents DSUs granted to Mr. Willumstad in 2008 for his service as a director before becoming Chief Executive Officer. DSUs are vested upon grant. Accordingly, as required by SEC rules, the value realized on vesting is determined based on the market value on the date of grant of shares of AIG Common Stock underlying DSUs. However, because delivery of shares is deferred until retirement from the Board, this amount does not reflect the value of shares delivered to Mr. Willumstad following his retirement. The total market value of shares of AIG Common Stock underlying DSUs granted in 2008, which were delivered to Mr. Willumstad in September 2008, was only $8,656 based on the closing price on the NYSE of $2.69 on September 18, 2008, the date of Mr. Willumstad’s resignation.

(3)	Represents a partial early payout of SICO awards, which Mr. Bensinger was eligible to receive in accordance with the terms of the SICO plans.
POST-EMPLOYMENT COMPENSATION
Pension Benefits
     AIG maintains tax-qualified and nonqualified defined benefit (pension) plans that provide retirement benefits for employees whose length of service allows them to vest in and receive these benefits. Employees of AIG and its subsidiaries who are citizens of the United States or non-citizens working in the United States are covered under the American International Group, Inc. Retirement Plan, a U.S. tax-qualified defined benefit retirement plan. Participants whose formula benefit is restricted from being fully paid from the tax-qualified retirement plan due to IRS limits on compensation and benefits are eligible to participate in the Excess Retirement Income Plan. Messrs. Tse, Neuger and Moor also participate, and Messrs. Sullivan and Bensinger participated, in the Supplemental Executive Retirement Plan (SERP). In addition, Mr. Sullivan was covered under the AIG Pension Plan in the United Kingdom (the UK Pension Plan) in connection with his years of service in the United Kingdom, and Mr. Herzog has a benefit under the American General Corporation Supplemental Executive Retirement Plan for service accrued to December 31, 2002. This benefit vested and was frozen upon the acquisition of the American General Corporation.
     Participants receive the tax-qualified retirement plan benefit, the Excess Retirement Income Plan benefit and any amount of the SERP benefit in excess of the Excess Retirement Income Plan benefit. Mr. Tse’s SERP benefit will be reduced by the annuity equivalent of company contributions to his account balance under the American International Companies (Hong Kong) Staff Provident Fund (AICSPF), which is described in “Nonqualified Deferred Compensation” below, and Mr. Sullivan’s SERP benefit will also be reduced by the amount of any payments received from the UK Pension Plan.
     The Excess Retirement Income Plan provides a benefit equal to the portion of the benefit that is not permitted to be paid from the tax-qualified retirement plan due to IRS limits on compensation and benefits. The tax-qualified retirement plan and Excess Retirement Income Plan formula ranges from 0.925 percent to 1.425 percent times average final salary for each year of credited service accrued since April 1, 1985 up to 44 years and 1.25 percent to 1.75 percent times average final salary for each year of credited service accrued prior to April 1, 1985 up to 40 years. For participants who retire after the normal retirement age of 65, the retirement benefit is actuarially increased to reflect the later benefit commencement date.
     The SERP provides a benefit equal to 2.4 percent times average final salary for each year of credited service up to 25 years, reduced by the monthly benefits actually payable from the Excess Retirement Income Plan, the tax-qualified retirement plan, Social Security and any predecessor plan or foreign deferred compensation plan sponsored by AIG. Messrs. Liddy and Herzog do not, and Mr. Willumstad did not, participate in the SERP.
     For purposes of all of the domestic retirement plans, average final salary is the average pensionable salary of a participant during those three consecutive years in the last 10 years of credited service that afford the highest such average, not including amounts attributable to overtime pay, quarterly bonuses, annual cash bonuses or long-term incentive awards.
     Early retirement benefits. Each of the domestic retirement plans provides for reduced early retirement benefits. These benefits are available to participants in the tax-qualified retirement plan who have reached age 55 and have 10 or more years of credited service. The Excess Retirement Income Plan provides reduced early retirement benefits to participants who have reached age 60 with five or more years of service, or who have reached age 55 with 10 or more years of service unless the Committee determines otherwise. The SERP provides reduced early retirement benefits beginning at the same times, except that the Committee must approve payment for eligible participants retiring before age 60.
     In the case of early retirement, participants in the SERP will receive the SERP formula benefit reduced by 3 percent for each year that retirement precedes age 65. Participants in the tax-qualified retirement plan and the Excess Retirement Income Plan will receive the plan formula benefit projected to normal retirement at age 65 (using average final salary as of the date of early retirement), but prorated based on years of actual service, then reduced by a further amount in the same manner described with respect to the SERP. Participants in the tax-qualified retirement plan with at least 10 years of continuous service to AIG have a vested reduced retirement allowance pursuant to which, in the case of termination of employment prior to reaching age 55, such participants may elect to receive a reduced early retirement benefit commencing at any date between age 55 and age 65. Participants in the domestic retirement plans may not choose to receive a lump sum payment upon normal or early retirement.
     Mr. Tse is eligible to retire and receive benefits from the SERP and has announced that he will retire effective at our 2009 Annual Meeting of Shareholders. Mr. Neuger would be eligible to receive a reduced early retirement benefit under the tax-qualified plan and the Excess Retirement Income Plan.
     Death and disability benefits. Each of the domestic retirement plans also provides for death and disability benefits. In the case of death, the SERP provides a participant with at least five years of credited service to AIG with a survivor annuity equal to 40 percent of the participant’s accumulated benefit, and potentially reduced based on the age of the surviving spouse. The tax-qualified plan and the Excess Retirement Income Plan generally provide a death benefit to active employees who die before age 65 equal to 50 percent of the benefit the participant would have received if he had terminated employment on his date of death, survived until his earliest retirement date and elected a 50 percent joint and survivor annuity.

     Under the tax-qualified retirement plan and the Excess Retirement Income Plan, participants continue to accrue credited service while receiving payments under AIG’s long-term disability plan or during periods of unpaid medical leave before reaching age 65. Under the SERP, participants do not accrue credited service during that time.
     As with other retirement benefits, in the case of death and disability benefits, the formula benefit under the Excess Retirement Income Plan and the SERP is reduced by amounts payable under the tax-qualified retirement plan, and participants in both the SERP and the Excess Retirement Income Plan may receive the formula benefit from the SERP only to the extent that it exceeds the benefit payable from the Excess Retirement Income Plan and the tax-qualified plan.
     2008 pension benefits. The following table details the accumulated benefits under the pension plans in which each named executive participates. In accordance with SEC rules, these accumulated benefits are presented as if they were payable upon the named executive’s normal retirement at age 65. However, it is important to note that with the exception of Mr. Tse, who has reached age 65 and is eligible to retire, the benefits shown for the named executives who remain at AIG are at least partially unvested and could be received at lower levels due to reduced benefits or forfeited entirely if the named executive does not continue to work at AIG for the next several years. In particular, as of year-end 2008, neither Mr. Herzog nor Mr. Moor was eligible for any form of early retirement under AIG’s nonqualified pension plans. Mr. Liddy has not accrued any benefit under any AIG pension plan.
     AIG has not granted extra years of credited service under the defined benefit plans described above to any named executive, other than credit for Mr. Herzog’s prior service to American General Corporation (as required by Code regulations applicable to plans assumed in acquisitions) and potential age and service credits as contemplated by Mr. Sullivan’s and Mr. Bensinger’s employment agreements. For more information, with respect to Messrs. Sullivan and Bensinger, see “Potential Payments on Termination and Arrangements with Former Officers.”

2008 Pension Benefits

			Present
		Years of	Value of
		Credited	Accumulated	Payments
Name	Plan Name	Service(1)	Benefit(2)	During 2008
Edward M. Liddy	AIG Retirement Plan	0	$0	$0
	Excess Retirement Income Plan	0	$0	$0
	Total		$0	$0
David L. Herzog	AIG Retirement Plan	8.917	$103,034	$0
	Excess Retirement Income Plan	8.917	$214,934	$0
	American General Corporation Supplemental Executive Retirement Plan	2.917	$68,698	$0
	Total		$386,666	$0
Edmund S.W. Tse(3)	AIG Retirement Plan	0	$0	$0
	Excess Retirement Income Plan	0	$0	$0
	Supplemental Executive Retirement Plan	25	$718,065	$0
	Total		$718,065	$0
Win J. Neuger	AIG Retirement Plan	13.333	$271,712	$0
	Excess Retirement Income Plan	13.333	$1,057,473	$0
	Supplemental Executive Retirement Plan	13.917	$900,035	$0
	Total		$2,229,220	$0
Kris P. Moor	AIG Retirement Plan	23.750	$287,915	$0
	Excess Retirement Income Plan	23.750	$851,786	$0
	Supplemental Executive Retirement Plan	25	$854,977	$0
	Total		$1,994,678	$0
Separated During 2008
Martin J. Sullivan(4)(5)	AIG Retirement Plan	11.833	$178,987	$0
	Excess Retirement Income Plan	11.833	$787,839	$0
	Supplemental Executive Retirement Plan	25	$1,825,029	$0
	UK Pension Plan	17.166	$759,531	$0
	Total		$3,551,386	$0
Robert B. Willumstad	AIG Retirement Plan	0	$0	$0
	Excess Retirement Income Plan	0	$0	$0
	Total	0	$0	$0
Steven J. Bensinger(5)	AIG Retirement Plan	5.583	$82,024	$0
	Excess Retirement Income Plan	5.583	$261,714	$0
	Supplemental Executive Retirement Plan	6.083	$168,661	$0
	Total		$512,399	$0

(1)	The named executives had the following years of service with AIG as of December 31, 2008: Liddy—0.333; Herzog—7.417; Tse—47.5; Neuger—13.917; Moor—27.333; Sullivan—36.917; Willumstad—0.333; and Bensinger—6.083. Mr. Herzog had more years of credited service than actual service under the tax-qualified retirement plan and the Excess Retirement Income Plan because those plans provided credit for Mr. Herzog’s years of employment with American General Corporation before its acquisition by AIG. Mr. Herzog’s benefit under the American General Corporation Supplemental Executive Retirement Plan was frozen at December 31, 2002 upon AIG’s acquisition of American General Corporation. Messrs. Tse, Moor and Sullivan had fewer years of credited service than actual service under the SERP because 25 years is the maximum amount of credited service under the SERP. Messrs. Liddy, Neuger, Willumstad and Bensinger had fewer years of credited service than actual service under the tax-qualified retirement plan and the Excess Retirement Income Plan because participants must wait six months after commencing employment with AIG before enrolling in those plans. Mr. Moor had fewer years of credited service than actual service under the tax-qualified retirement plan and the Excess Retirement Income Plan because he did not participate in the tax-qualified retirement plan during his first several years at AIG. Mr. Sullivan had fewer years of credited service than actual service under the tax-qualified retirement plan, the Excess Retirement Income Plan and the UK Pension Plan because of differences in eligibility to participate in these plans during Mr. Sullivan’s years of service in the United Kingdom and the United States and the minimum age requirement for participating in the UK Pension Plan.

Mr. Tse does not participate in the U.S. tax-qualified retirement plan or the Excess Retirement Income Plan because he is employed outside the United States.

Mr. Sullivan’s and Mr. Bensinger’s years of credited service are based upon termination dates of June 15, 2008 and October 9, 2008, respectively. For more information on their benefits under these plans, see footnote 5.

(2)	The actuarial present values of the accumulated benefits are based on service and earnings as of December 31, 2008 (the pension plan measurement date for purposes of AIG’s financial statement reporting). The actuarial present values of the accumulated benefits under the tax-qualified retirement plan, the Excess Retirement Income Plan and the SERP are calculated based on payment of a life annuity beginning at age 65 consistent with the assumptions described in Note 18 to the Consolidated Financial Statements included in Item 8 of Part II. As described in that Note, the discount rate assumption is 6 percent, and mortality assumptions are based on the 2009 PPA separate static annuitant and nonannuitant mortality tables. The actuarial present value of Mr. Sullivan’s accumulated benefit under the UK Pension Plan is calculated based on payment of a 50 percent joint and survivor annuity beginning at age 65, consistent with a discount rate assumption of 6.25 percent and mortality assumptions based on the PA92 medium cohort mortality table at December 31, 2008. Additionally, the actuarial present value of Mr. Sullivan’s accumulated benefit assumes that a 2.75 percent increase will be applied to a portion of Mr. Sullivan’s formula benefit under the UK Pension Plan to reflect the rate of inflation.

(3)	Mr. Tse’s formula benefit under the SERP is partially offset by his benefits under the AICSPF. The amount shown is the present value of Mr. Tse’s formula benefit net of the offset. See “Nonqualified Deferred Compensation—AICSPF” below. As noted above, Mr. Tse does not participate in the U.S. tax-qualified retirement plan or the Excess Retirement Income Plan.

(4)	Mr. Sullivan participated in the UK Pension Plan from 1978 until 1996. The UK Pension Plan provided a benefit equal to 1.67 percent times final pensionable earnings for each year of service. Under the UK Pension Plan, normal retirement age is 65. With the consent of the plan’s trustees, an inactive participant in the UK Pension Plan may elect early retirement after reaching age 50 and receive a reduced benefit. As an inactive participant in the UK Pension Plan, Mr. Sullivan would be eligible to commence this reduced early retirement benefit.

(5)	The amounts for Mr. Sullivan reflect the value of his accrued pension benefits at his termination date, based upon the benefits payable upon normal retirement at age 65. In fact, as described in footnote 1, Mr. Sullivan terminated employment with AIG on June 15, 2008. Under Mr. Sullivan’s employment agreement and letter agreement with AIG, if Mr. Sullivan’s resignation had been for “Good Reason,” he would have been eligible for approved early retirement and additional age and service credit under AIG’s nonqualified pension plans, which, combined with the earlier commencement of early retirement benefits under the pension plans, would result in an increase in the present value of his total pension benefits, calculated using the assumptions set forth in footnote 2, of $1,148,057 (or a total present value of pension benefits as of December 31, 2008 of $4,699,443). On the other hand, without this age and service credit, Mr. Sullivan would not have reached the minimum retirement age under AIG’s nonqualified pension plans, which would have resulted in a total present value of his pension benefits as of December 31, 2008 of $930,167, due to forfeitures under those plans.

The amounts for Mr. Bensinger also reflect the value of his accrued pension benefits at his termination date, determined in the same manner as for Mr. Sullivan. Mr. Bensinger terminated employment with AIG on October 9, 2008. Under Mr. Bensinger’s employment agreement, if Mr. Bensinger’s resignation had been for “Good Reason,” he also would be eligible for additional age and service credit under AIG’s nonqualified pension plans. However, even with this additional credit, Mr. Bensinger would not have had enough years of service to be eligible for early retirement benefits under those plans. Consequently, Mr. Bensinger’s benefits under these plans were forfeited in 2008. If Mr. Bensinger had received additional age and service credit under AIG’s tax-qualified retirement plan, which would have accrued if he were receiving other benefits under his employment agreement, his pension benefits would have had a total present value as of December 31, 2008, calculated using the assumptions set forth in footnote 2, of $118,849; without that credit, his pension benefits would have had a total present value of $82,024 as of year-end.
Nonqualified Deferred Compensation
     In 2008, AIG terminated a number of its nonqualified deferred compensation plans, including the Supplemental Incentive Savings Plan (SISP), which allowed employees to contribute to deferred compensation accounts above the 401(k) annual limit, and the Executive Deferred

Compensation Plan (EDCP), in which designated key employees also were eligible to participate. However, for certain current and former employees, including the named executives, payments of account balances will not be accelerated. AIG also maintains a U.S. tax-qualified (401(k)) defined contribution plan. Messrs. Neuger, Sullivan and Bensinger participated in the SISP, and Messrs. Herzog and Neuger participated in the EDCP. In addition, Mr. Herzog participated in the American General Supplemental Thrift Plan (AG Supplemental Plan) and Mr. Tse participated in AICSPF in connection with his years of service in Hong Kong.
     Supplemental Incentive Savings Plan. Participants in the SISP were able to defer cash compensation up to a maximum of $11,500 per year. Amounts deferred under the SISP were credited with earnings based on the returns of a number of mutual funds. All funds available for selection under the SISP were also available for selection under AIG’s 401(k) plan. Amounts deferred during each year, and earnings thereon, will be distributed in accordance with participants’ prior decision to receive installments over a period of five or ten years or in a lump sum payment following termination of employment after reaching age 60. Participants whose employment terminates before reaching age 60 must receive their account balances in a lump sum payment. In 2008, deferrals under the SISP for Messrs. Neuger, Sullivan and Bensinger experienced losses of 34.5 percent, 35.1 percent and 32.2 percent, respectively, based on the elections they made to invest in a number of widely available, externally managed mutual funds.
     Executive Deferred Compensation Plan. Participants in the EDCP were able to defer cash compensation up to a maximum of $300,000 per year. Amounts deferred under the EDCP were credited with earnings based on the returns of a small number of mutual funds. In 2008, deferrals under the EDCP for Messrs. Herzog and Neuger experienced losses of 20.6 percent and 38.7 percent, respectively, based on the elections they made in a number of widely available, externally managed mutual funds.
     AICSPF. Mr. Tse participates in the AICSPF, a defined contribution plan that is tax-qualified under Hong Kong law. Under the AICSPF, participants are required to contribute 5 percent of monthly salary into the plan, and AIG contributes between 6 and 12.5 percent of monthly salary. Amounts contributed under the AICSPF are credited with earnings based on the returns of a small number of mutual funds and will be distributed in a lump sum payment upon the participant’s retirement after reaching age 65. Participant contributions to the AICSPF are fully vested. AIG contributions to the Plan are vested after an employee has ten years of service. In 2008, Mr. Tse’s balance under the AICSPF experienced a loss of 27.9 percent based on his investment elections. Mr. Tse is eligible to retire and receive distributions from the AICSPF.
     Senior Partners Plan. In addition, in 2009, AIG terminated its Senior Partners Plan for future performance cycles. Each named executive other than Messrs. Liddy and Willumstad has awards that have been earned but are not yet vested under the Senior Partners Plan, which was operated for successive overlapping three-year performance periods. The first performance period was January 1, 2004 through December 31, 2006, and the last performance period was January 1, 2006 through December 31, 2008. Participants were granted Senior Partner Units that entitled them to receive deferred cash awards based on a weighted average of the annual growth in AIG’s adjusted book value per share during the performance period. However, no awards were earned under the Senior Partners Plan for a performance period if Partners Plan awards were not earned for the performance period ending in the same year. Consequently, no Senior Partner Units were earned for the performance period ending in 2008. Earned awards under the Senior Partners Plan vest and will be paid in two equal installments promptly after the fourth and sixth anniversaries of the first day of the final year of the performance period. In addition, the Senior Partners Plan was preceded by the 2005 Senior Partners Plan, a transition plan under which participants were granted Senior Partner Units with fixed values, which will vest and be paid on January 1, 2011. Any unvested Senior Partner Units under either plan generally will be forfeited if the participant ceases employment with AIG before reaching age 65. Senior Partner Units also provide for a quarterly cash payment on previously earned (but unvested) amounts that generally is equal to the participant’s earned balance, multiplied by the total cash dividends paid on AIG Common Stock during the prior quarter, divided by AIG’s adjusted book value as of the beginning of the prior quarter. These quarterly cash payments are currently suspended since cash dividends paid on AIG Common Stock have been suspended.
     As previously noted, Mr. Tse will retire at our 2009 Annual Meeting of Shareholders. Under the terms of the plans, he will be entitled to payment of his balance under the Senior Partners Plan and 2005 Senior Partners Plan upon his retirement.
     Senior Partners Plan and 2005 Senior Partners Plan awards, as well as balances under the SISP, the EDCP and the other plans in which the named executives participated, are detailed in the following table.

2008 Nonqualified Deferred Compensation

	Elective Defined Contribution Plans(1)						Senior Partners Plan(2)
			Aggregate
	Executive	AIG	Earnings				Earned				Total
Name	Contributions	Contributions	(Loss)	Distributions	Balance		in 2008	Distributions	Balance		Balance
Edward M. Liddy	$0	$0	$0	$0	$0		$0	$0	$0		$0
David L. Herzog
EDCP	$0	$0	$(95,793)	$0	$369,856
AG Supplemental Plan	$0	$0	$839	$0	$17,024	(3)
Total	$0	$0	$(94,954)	$0	$386,880		$0	$0	$1,367,375		$1,754,255
Edmund S.W. Tse(4)
AICSPF	$47,660	$119,149	$(2,053,801)	$0	$5,378,196		$0	$0	$14,388,500		$19,766,696
Win J. Neuger
EDCP	$300,000	$0	$(318,245)	$0	$603,672
SISP	$11,500	$0	$(12,921)	$0	$25,219
Total	$311,500	$0	$(331,166)	$0	$628,891		$0	$0	$7,194,250		$7,823,141
Kris P. Moor	$0	$0	$0	$0	$0		$0	$0	$8,222,000		$8,222,000
Separated During 2008
Martin J. Sullivan
SISP	$11,500	$0	$(17,153)	$0	$33,575		$0	$0	$13,967,750	(5)	$14,001,325
Robert B. Willumstad	$0	$0	$0	$0	$0		$0	$0	$0		$0
Steven J. Bensinger
SISP	$0	$0	$(4,298)	$0	$9,042		$0	$0	$6,157,625	(5)	$6,166,667

(1)	Executive contributions to AIG’s nonqualified elective defined contribution plans in 2008 are included in the Salary column, and AIG’s contributions to the AICSPF for Mr. Tse in 2008 are included in the All Other Compensation column of the 2008 Summary Compensation Table. For each named executive other than Mr. Tse, the following amount of the named executive’s total balance, all of which is attributable to executive contributions, was previously reported as salary in the Salary column of the Summary Compensation Table for 2007, 2006 and 2005: Neuger—$544,100; Sullivan—$32,500; and Bensinger—$10,000. Mr. Tse’s compensation has been reported in AIG’s Summary Compensation Table for every year since 1993 other than for 2003. During that time, approximately $1,220,131 of Mr. Tse’s balance under the AICSPF was previously reported in the Summary Compensation Table, with approximately $871,493 representing AIG’s contributions reported in the All Other Compensation column, and the remainder representing executive contributions reported as salary in the Salary column.

(2)	Senior Partners Plan balances include awards under the 2005 Senior Partners Plan. Quarterly cash payments in 2008 on amounts earned in prior years are included in the Non-Equity Incentive Plan Compensation column of the 2008 Summary Compensation Table. Other than these amounts, the following amount of each named executive’s Senior Partners Plan balance was previously reported in the Summary Compensation Table for 2007, 2006 and 2005: Tse—$14,388,500; Neuger—$7,194,250; Moor—$2,200,000; Sullivan—$13,967,750; and Bensinger—$6,157,625.

(3)	Represents Mr. Herzog’s balance under the AG Supplemental Plan and contributions made to this plan prior to AIG’s acquisition of American General Corporation. Mr. Herzog may receive a lump sum distribution from this plan when he terminates employment with AIG and elects a distribution from the AIG 401(k) plan.

(4)	Mr. Tse is based in AIG’s Hong Kong office. AIG records expense for his company-provided benefits, including matching contributions, and credits his aggregate earnings or losses under the AICSPF in Hong Kong dollars. The amount in this table for Mr. Tse reflects conversion to U.S. dollars at a rate of HK$7.75 per U.S. dollar, the month-end rate for December 2008.

(5)	For Mr. Sullivan, in connection with a “Good Reason” termination under his employment agreement and his letter agreement with AIG, Mr. Sullivan’s Senior Partners Plan balance would have been reinstated and would have vested and been delivered at the originally scheduled times. For Mr. Bensinger, in connection with a “Good Reason” termination under his employment agreement, Mr. Bensinger generally would have been eligible to receive the portion of his Senior Partners Plan balance that would have vested during the two-year period following termination of his employment ($1,032,813), and the remainder of his Senior Partners Plan balance also could potentially have been subject to reinstatement as described above. The full balance is shown in this table. Upon a termination by the executive without “Good Reason” or by AIG for “Cause,” and without reinstatement of any awards, the Senior Partners Plan balance shown in this table for Messrs. Sullivan and Bensinger would have been forfeited. For more information, see “Potential Payments on Termination and Arrangements with Former Officers.”

POTENTIAL PAYMENTS ON TERMINATION AND ARRANGEMENTS WITH FORMER OFFICERS
     As noted in the Compensation Discussion and Analysis, the named executives who remain at AIG have agreed that they may not receive any payments or benefits upon an involuntary or “Good Reason” termination, other than benefits (e.g., coverage under COBRA) that are generally available to them on any termination. However, upon their termination of employment due to death or permanent disability, the named executives who remain at AIG, other than Mr. Liddy, would be eligible to receive death or disability benefits, as applicable, under AIG’s pension plans in which they participate, as well as continued vesting of outstanding equity-based and Senior Partners Plan awards.
     Quantification of Termination Payments and Benefits for Current Officers. The following table details the payments and benefits that each of the named executives who remain at AIG would have been provided if he had been terminated on December 31, 2008 under the circumstances indicated. Except where otherwise indicated, payment and benefits would be provided by AIG.
Termination Payments and Benefits for Current Officers as of December 31, 2008(1)

	Life Insurance(1)	Life Insurance(1)	Life Insurance(1)	Life Insurance(1)	Life Insurance(1)	Life Insurance(1)	Life Insurance(1)
						Unvested
			Pension		Unvested	Senior
		Medical and	Plan	Unvested	Stock	Partners Plan
Name	Severance(1)	Life Insurance(1)	Credit(2)	Options(3)	Awards(4)	Awards(5)	Total
Edward M. Liddy
Any Termination	$0	$0	$0	$0	$0	$0	$0
David L. Herzog
Involuntarily by AIG or Voluntarily by Executive	$0	$0	$0	$0	$0	$0	$0
Death	$0	$0	$0	$0	$57,043	$1,367,375	$1,424,418
Disability	$0	$0	$656,961	$0	$57,043	$1,367,375	$2,081,379
Edmund S.W. Tse
Retirement(6)	$0	$0	$0	$0	$191,892	$14,388,500	$14,580,392
Win J. Neuger
Involuntarily by AIG or Voluntarily by Executive	$0	$0	$0	$0	$0	$0	$0
Death	$0	$0	$0	$0	$535,320	$7,194,250	$7,729,570
Disability	$0	$0	$197,814	$0	$535,320	$7,194,250	$7,927,384
Kris P. Moor
Involuntarily by AIG or Voluntarily by Executive	$0	$0	$0	$0	$0	$0	$0
Death	$0	$0	$0	$0	$439,299	$8,222,000	$8,661,299
Disability	$0	$0	$382,148	$0	$439,299	$8,222,000	$9,043,447

(1)	As noted in the Compensation Discussion and Analysis, the named executives who remain at AIG have agreed that they may not receive any severance payments upon any termination, including any preferential medical or life insurance benefits. The named executives or their estates may receive medical and life insurance benefits upon permanent disability or death only to the extent that they are generally available to all salaried employees.

(2)	The amounts in this column for termination due to permanent disability represent the increase in the present value, if any, of the named executive’s accumulated pension benefits, representing additional years of credited service that would accrue during participation in AIG’s long-term disability plan. The amount shown is the increase above the accumulated value of pension benefits shown in the 2008 Pension Benefits table, calculated using the same assumptions.

Death benefits under AIG’s pension plans generally are no more than half of normal retirement benefits and would result in a loss of value on a present value basis for all of the named executives who remain at AIG and participate in AIG’s pension plans.

For information on pension benefits generally, see “Post-Employment Compensation—Pension Benefits.”

(3)	No options that become exercisable on retirement, death or permanent disability currently are in the money.

Unvested options become vested on retirement at or after age 65 and on termination due to permanent disability or death. In these cases, options remain exercisable for the remainder of their original terms. In all other cases, all outstanding options (vested and unvested) generally cease to be exercisable on termination. Previously vested options may be exercised for a period of 90 days following termination with the consent of the Committee.

(4)	The amounts in this column represent the total market value (based on the closing sale price on the NYSE of $1.57 on December 31, 2008) of shares of AIG Common Stock underlying unvested equity-based awards and previously earned awards under the DCPPP, the

Partners Plan and the SICO plans, which become vested on retirement, for Mr. Tse, or on termination due to permanent disability or death, for the other named executives. These amounts assume that AIG does not achieve threshold performance for the 2008-2009 performance period under the Partners Plan. Awards would be delivered promptly after retirement, the occurrence of permanent disability or death, as applicable. Awards otherwise generally would be forfeited on termination of employment before the relevant named executive reaches age 65. Stock-based award holdings at the end of 2008 are detailed in the Outstanding Equity Awards at December 31, 2008 table.

(5)	The amounts in this column represent Senior Partners Plan and 2005 Senior Partners Plan awards that the named executives would be eligible to receive on retirement, for Mr. Tse, or on termination due to permanent disability or death, for the other named executives. These awards would be delivered promptly after retirement, the occurrence of permanent disability or death, as applicable. Senior Partners Plan balances otherwise generally would be forfeited on termination of employment before the relevant named executive reaches age 65. For information on other deferred compensation balances held by the named executives, see “Post-Employment Compensation—Nonqualified Deferred Compensation.”

(6)	As of December 31, 2008, Mr. Tse had reached age 65 and was eligible to retire and receive retirement benefits and earned balances under AIG’s long-term incentive plans.
     Arrangements with Former Officers. As noted above, Messrs. Sullivan and Bensinger terminated employment with AIG in 2008. Messrs. Sullivan and Bensinger have not received any termination payments. AIG is reviewing termination arrangements for Messrs. Sullivan and Bensinger as part of a comprehensive assessment of expenses and compensation, and no payments will be made or benefits provided pending completion of the review. AIG initially provided the health and welfare benefits and office and secretarial support described below to Mr. Sullivan in the third quarter of 2008, but these benefits were suspended upon the commencement of AIG’s review.
     At the time of their respective resignations from AIG, Messrs. Sullivan and Bensinger were party to employment agreements with AIG that provided for termination benefits if the executive’s employment was terminated by AIG without “Cause” or by the executive for “Good Reason.” “Cause” generally meant the executive’s failure to perform duties, willful misconduct or violation of AIG’s codes of conduct or conviction of a felony or any lesser crime involving dishonesty. “Good Reason” generally meant any material adverse change to the executive’s responsibilities or titles, any material breach by AIG of the executive’s employment agreement or most relocations of the executive’s primary office.
     In those cases, subject to the executive’s execution of a release of claims and continuing compliance with restrictive covenants, the executive would be entitled to the following:
•	A pro rata portion of the target annual bonus;

•	Severance of three times annual base salary and the prior year’s annual cash performance bonus (subject to minimums of $15 million for Mr. Sullivan and $7.5 million for Mr. Bensinger) payable over 12 months;

•	Continued vesting of equity-based and Senior Partners Plan awards (for a period of 30 months for Mr. Sullivan and 24 months for Mr. Bensinger);

•	Three years of continued health and life insurance coverage;

•	Three years of service and age credit under AIG’s nonqualified pension plans; and

•	Enhanced eligibility for retiree medical and life insurance benefits.
     Any payments would cease if, before the payment or benefit is made or provided, the Board determines that grounds existed for AIG to terminate the executive’s employment for “Cause.”
     The determination of the specified periods and formulas set forth in the employment agreements of Messrs. Sullivan and Bensinger, including those related to severance benefits, was the outcome of negotiations in early 2005 when AIG was addressing Chief Executive Officer and Chief Financial Officer succession and senior management retention generally. In its negotiations, AIG’s Board of Directors considered the advice of advisors as to current market practice and best practices, but no single factor was dispositive.
     In addition, Mr. Sullivan was party to a letter agreement with AIG that provided that upon his resignation for “Good Reason,” AIG would reinstate his outstanding equity-based and Senior Partners Plan awards, consistent with AIG’s historical practice and the “rule of 70” discussed in the Compensation Discussion and Analysis, and provide Mr. Sullivan with an office and secretarial support through year-end 2008.
     Messrs. Sullivan and Bensinger each styled their resignations as for “Good Reason” under their employment agreements. As noted, consistent with a comprehensive assessment of expenses and compensation being undertaken by AIG, termination arrangements for Messrs. Sullivan and Bensinger are being reviewed, and no payments will be made pending completion of the review.
     Mr. Willumstad also terminated employment with AIG in 2008. His termination was deemed to be by AIG without “Cause.” As a result, Mr. Willumstad would have been entitled to approximately $22.5 million in severance under the ESP. As described in the Compensation Discussion and Analysis, under the ESP, eligible employees may receive certain payments and benefits following termination without “Cause” or for “Good Reason” (which generally have the same definition as in the employment agreements for Messrs. Sullivan and Bensinger). Because Mr. Willumstad did not have a past bonus history with AIG, AIG had agreed to the severance level described above in a letter agreement when Mr. Willumstad became Chief Executive Officer. However, Mr. Willumstad waived his severance because he did not believe that his tenure as Chief Executive Officer provided him the opportunity to execute the restructuring plan he was developing. Under the terms of the letter agreement, subject to his continued compliance with nonsolicitation and noncompetition covenants, Mr. Willumstad will receive AIG contributions to active employer medical and life coverage for 30 months following his termination, as well as an office and secretarial support for one year. At the end of the 30-month period, Mr. Willumstad will be eligible to enroll in AIG’s retiree medical and life programs. Mr. Willumstad will be eligible to have premiums paid by AIG on a $15,000 retiree life insurance policy but will not be eligible for a contribution from AIG to policy premiums for retiree medical coverage because he did not have enough service with AIG.

     The following table details the payments and benefits described above to which Mr. Willumstad was entitled, and Messrs. Sullivan and Bensinger would have been entitled, in connection with termination of their employment in the scenario indicated, calculated in each case as of the relevant executive’s termination date (except as noted). In the case of Mr. Willumstad, the benefits provided in 2008 are reflected in the 2008 Summary Compensation Table. In the case of Messrs. Sullivan and Bensinger, the payments and benefits that would have been accrued in 2008 if their resignations were for “Good Reason” under their respective employment agreements are reflected in the 2008 Summary Compensation Table, but no payments have been made (except for benefits initially provided to Mr. Sullivan in the third quarter of 2008 prior to AIG’s review of Mr. Sullivan’s arrangements).
Termination Payments and Benefits for Former Officers(1)

						Unvested
						Senior
			Pension		Unvested	Partners	Office and
		Medical and Life	Plan	Unvested	Stock	Plan	Secretarial
Name	Severance(2)	Insurance(3)	Credit(4)	Options(5)	Awards(6)	Awards(7)	Support(8)	Total
Martin J. Sullivan
If by Executive with “Good Reason”	$19,000,000	$112,921	$1,148,057	$0	$499,657	$13,967,750	$118,273	$34,846,658	(1)
Robert B. Willumstad
By AIG without “Cause”	$0	$31,065	$0	$0	$17,356	$0	$412,983	$461,404
Steven J. Bensinger
If by Executive with “Good Reason”	$9,000,000	$16,183	$0	$0	$129,823	$6,157,625	$0	$15,303,631	(1)

(1)	The amounts in this table for Messrs. Sullivan and Bensinger include termination payments and benefits that they have not received. They would be eligible for these payments and benefits if their resignations were for “Good Reason” under their respective employment agreements. AIG is reviewing arrangements for Messrs. Sullivan and Bensinger as part of a comprehensive assessment of expenses and compensation, and no payments will be made pending completion of the review (except for the benefits described in footnotes 3 and 8 to this table, which were initially provided to Mr. Sullivan in the third quarter of 2008 prior to AIG’s review).
(2)	The amounts in this column represent pro rata target bonus payments and severance installments for which Messrs. Sullivan and Bensinger would be eligible if their resignations were for “Good Reason” under their employment agreements, calculated as of their respective termination dates. Pro rata target bonus payments of $4 million for Mr. Sullivan and $1.5 million for Mr. Bensinger would have been payable in lump sums as soon as reasonably practicable after termination, while severance installments totaling $15 million for Mr. Sullivan and $7.5 million for Mr. Bensinger would have been payable over 12 months. The amounts in this column would not have been payable upon a termination by the executive without “Good Reason” or by AIG for “Cause.” Mr. Willumstad waived severance payments under the ESP to which he would otherwise have been entitled.

(3)	The amounts in this column represent the cost to AIG of continued health and life insurance coverage following termination, consistent with the assumptions described in Note 18 to the Consolidated Financial Statements included in AIG’s Consolidated Financial Statements included in Item 8 of Part II. Where provided, health and life insurance coverage would be 36 months for Messrs. Sullivan and Bensinger and will be 30 months for Mr. Willumstad. The amount for Mr. Sullivan also includes the present value of AIG contributions to retiree medical and life programs after the 36 month period, and the amount for Mr. Willumstad also includes the present value of AIG contributions to retiree life insurance after the 30 month period, calculated using the same assumptions used to calculate the pension benefits shown in the 2008 Pension Benefits Table.

(4)	The amounts in this column represent the increase in value, if any, of benefits to Messrs. Sullivan and Bensinger under AIG’s pension plans due to additional age and service credit and earlier commencement of pension benefits that would be provided in connection with a “Good Reason” termination under their employment agreements, relative to the present value of pension benefits shown in the 2008 Pension Benefits Table, calculated using the same assumptions.

(5)	AIG shares underlying options that would be exercisable after termination were far out of the money at year-end 2008.

(6)	For Messrs. Sullivan and Bensinger, the amounts in this column represent the total market value (based on the closing sale price on the NYSE of $1.57 as of December 31, 2008) of AIG shares underlying previously earned Partners Plan, DCPPP and SICO awards and time-vested RSUs that could potentially become vested after termination. These awards, if vested, would be scheduled for delivery in future years and would not have been paid in 2008. These amounts assume that AIG does not achieve threshold performance for the 2008-2009 performance period under the Partners Plan. Upon a termination by the executive without “Good Reason” or by AIG for “Cause,” and without reinstatement of the related awards, these amounts would have been forfeited.

The shares underlying previously earned SICO awards had the following market values as of December 31, 2008: Sullivan—$342,940; and Bensinger—$14,130.

For Mr. Willumstad, the amount in this column represents the total market value (based on the closing sale price on the NYSE of $2.69 as of September 18, 2008, the date of Mr. Willumstad’s resignation) of AIG Common Stock underlying DSUs and deferred stock delivered upon retirement.

Stock-based award holdings at the end of 2008 are detailed in the Outstanding Equity Awards at December 31, 2008 table.

(7)	The amounts in this column represent the total value of awards previously earned under AIG’s Senior Partners Plan and 2005 Senior Partners Plan that could potentially become vested after termination. These awards, if vested, would be payable in future years and would not have been paid in 2008. Upon a termination by the executive without “Good Reason” or by AIG for “Cause,” and without reinstatement of the related awards, these amounts would have been forfeited. For more information, see “Post-Employment Compensation—Nonqualified Deferred Compensation.”

(8)	For Mr. Willumstad, the amount in this column represents the cost to AIG of office and secretarial support to be provided to Mr. Willumstad for one year following termination under his letter agreement with AIG. The full-year cost was estimated based on AIG’s direct expenditures on these benefits in 2008, including allocated portions of office leases and compensation and benefits of individuals providing secretarial support. For Mr. Sullivan, the amount in this column represents the estimated cost to AIG of office and secretarial support that would have been provided to Mr. Sullivan under his letter agreement for the second half of 2008, calculated based on AIG’s actual expenditures on the same expenses listed for Mr. Willumstad prior to AIG’s review of Mr. Sullivan’s arrangements.
     Change-in-Control. None of AIG’s compensation elements for the named executives has a change-in-control trigger. AIG’s equity plans in which the named executives participate do not accelerate vesting on a change-in-control, and the ESP does not provide for special severance or similar rights, including “gross-up” payments for “golden parachute” excise taxes under the Code, as a result of a change-in-control. The employment agreements for Messrs. Sullivan and Bensinger provide that, if any payments or benefits are subject to this excise tax, AIG will increase the payment or benefit so that the executive is not affected by the tax. If Mr. Bensinger had received all the payments and benefits under his employment agreement, as well as reinstatement of all of his outstanding equity-based and Senior Partners Plan awards, in connection with a “Good Reason” termination of employment in October 2008, and that termination was determined to be in connection with a change-in-control of AIG for “golden parachute” excise tax purposes due to AIG’s entry into the Fed Credit Agreement (as defined in Item 13 of Part III) in September 2008 and issuance of the Series C Perpetual, Convertible, Participating Preferred Stock (AIG Series C Preferred Stock) to the Trust (as defined in Item 13 of Part III) in March 2009, Mr. Bensinger would have been entitled to a gross-up payment of approximately $4.5 million. This is only an estimate, and the actual amount of the gross-up could be higher or lower, depending on the portion of compensation payable on account of termination that was deemed to be compensation for past performance, reasonable compensation for compliance with restrictive covenants during the severance period or otherwise not subject to the tax.
COMPENSATION OF DIRECTORS
For a description of the compensation of AIG’s directors, see “Compensation of Directors” in Item 10 of Part III.
COMPENSATION AND MANAGEMENT RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
For a description of this topic, see “Compensation and Management Resources Committee Interlocks and Insider Participation” in Item 10 of Part III.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
OWNERSHIP OF CERTAIN SECURITIES
Common Stock
     The following table contains information regarding the only persons who, to the knowledge of AIG, beneficially own more than five percent of AIG Common Stock.

	Shares of Common Stock
	Beneficially Owned
Name and Address	Number	Percent(1)
C.V. Starr & Co., Inc.; Edward E. Matthews; Maurice R. Greenberg; The Maurice R. and Corinne P. Greenberg Family Foundation, Inc.; Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC; Starr International Company, Inc. (SICO); Universal Foundation, Inc.; C.V. Starr & Co., Inc. Trust (collectively, the Starr Group)(2) 399 Park Avenue 17th Floor New York, NY 10022(3)	270,491,939	10.06%

(1)	Percentages calculated based on AIG Common Stock outstanding as set forth in the Schedule 13D described in note 2 below.

(2)	Based on an amended Schedule 13D dated January 22, 2009 by each member of the Starr Group (Starr Group Schedule 13D), the members of the Starr Group do not affirm the existence of a group and disclaim beneficial ownership of each other member of the group; provided, however, that Maurice R. Greenberg does not disclaim beneficial ownership of the shares of AIG Common Stock held by the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and C.V. Starr & Co., Inc. does not disclaim beneficial ownership of the shares of AIG Common Stock held by the C.V. Starr & Co., Inc. Trust. Item 5 to the Starr Group Schedule 13D provides details as to the voting and investment power of each member of the Starr Group, as well as the right of each member of the Starr Group to acquire AIG Common Stock within 60 days. All information provided in “Ownership of Certain Securities” with respect to the Starr Group is provided based solely on the information set forth in the Starr Group Schedule 13D. This information has not been updated to reflect changes in the ownership by the members of the Starr Group of AIG Common Stock that are disclosed in filings made by one or more members of the Starr Group under Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act). In each case, this information may not be accurate or complete and AIG takes no responsibility therefor and makes no representation as to its accuracy or completeness as of the date hereof or any subsequent date.

(3)	This is the principal office for all individuals and entities in the Starr Group, other than Starr International Company, Inc., which has a principal office at 101 Baarerstrasse, CH 6300 Zug, Switzerland; the Universal Foundation, which has a principal office at Mercury House, 101 Front Street, Hamilton HM 12, Bermuda; and the Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC, which has a principal office at 35 Ocean Reef Drive, Key Largo, Florida 33037.

     The following table summarizes the ownership of AIG Common Stock by the current directors, by the current and former executive officers named in the 2008 Summary Compensation Table in “2008 Compensation” and by the directors and current executive officers as a group. None of the shares of AIG Common Stock listed in the following table have been pledged as security.

	AIG Common Stock Owned Beneficially as of
	January 30, 2009(1)
	Amount and Nature of
Name	Beneficial Ownership(2)(3)	Percent of Class
Steven J. Bensinger	126,767	(4)
Stephen F. Bollenbach	45,676	(4)
Dennis D. Dammerman	51,935	(4)
Martin S. Feldstein	86,931	(4)
David L. Herzog	180,472	.01
Edward M. Liddy	0	(4)
George L. Miles, Jr.	12,102	(4)
Kris P. Moor	290,244	.01
Win J. Neuger	348,430	.01
Suzanne Nora Johnson	27,972	(4)
Morris W. Offit	57,102	(4)
James F. Orr III	50,483	(4)
Virginia M. Rometty	13,557	(4)
Martin J. Sullivan	470,337	.02
Michael H. Sutton	14,852	(4)
Edmund S.W. Tse	1,580,336	.06
Robert B. Willumstad	5,000	(4)
All Directors and Executive Officers of AIG as a Group (37 individuals)	8,405,595	.31

(1)	Amounts include shares as to which the individual shares voting and investment power as follows: Tse—1,045,416 shares with a corporation, and Feldstein—23,727 shares with a corporation.

(2)	Amount of equity securities shown includes shares of AIG Common Stock subject to options which may be exercised within 60 days as follows: Bensinger—124,942 shares, Feldstein—20,500 shares, Herzog—173,804 shares, Miles—5,000 shares, Moor—278,500 shares, Neuger—297,500 shares, Offit—5,000 shares, Orr—2,500 shares, Rometty—2,500 shares, Sullivan—425,282 shares, Sutton—5,000 shares, Tse—471,250 shares, Willumstad—5,000 shares and all directors and current executive officers of AIG as a group—4,233,036 shares. Options for Messrs. Bensinger and Sullivan are considered outstanding for purposes of this table because the options are subject to AIG’s ongoing review of arrangements for Messrs. Sullivan and Bensinger following termination of their employment in 2008. Under certain circumstances of termination of their employment, these options could have been forfeited as of year-end 2008. For more information, see “2008 Compensation—Exercises and Holdings of Previously Awarded Equity—Outstanding Equity Awards at December 31, 2008.” Amount of equity shown also includes: (i) shares granted to each non-employee director with delivery deferred until the director ceases to be a member of the Board as follows: Feldstein—2,875 shares, Miles—1,875 shares, Offit—1,875 shares, Orr—1,000 shares, Rometty—750 shares, Sutton—1,625 shares; and (ii) DSUs granted to each non-employee director with delivery of the underlying AIG Common Stock deferred until such director ceases to be a member of the Board as follows: Bollenbach—45,676 shares, Dammerman—51,935 shares, Feldstein—5,227 shares, Miles—5,227 shares, Nora Johnson—27,972 shares, Offit—5,227 shares, Orr—21,493 shares, Rometty—5,227 shares and Sutton—5,227 shares. Amount of equity securities shown excludes shares with delivery deferred upon exercise of options as follows: Feldstein—38,109 shares.

(3)	Amount of equity securities shown also excludes the following securities owned by or held in trust for members of the named individual’s immediate family as to which securities such individual has disclaimed beneficial ownership: Sullivan—424 shares and all directors and current executive officers of AIG as a group—27,678 shares.

(4)	Less than .01 percent.
AIG Series C Preferred Stock
     The Trust, c/o Kevin F. Barnard, Arnold & Porter LLP, 399 Park Avenue, New York, New York   10022, holds all of the outstanding 100,000 shares of AIG Series C Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information about AIG shares that may be issued under compensation plans as of December 31, 2008.
Equity Compensation Plan Information

				Number of
				Securities Remaining
				Available for
		Number of	Weighted-	Future Issuance
		Securities to be	Average	Under Equity
		Issued Upon	Exercise Price	Compensation
		Exercise	of Outstanding	Plans (Excluding
		of Outstanding	Options,	Securities Reflected
		Options, Warrants	Warrants	in the Second
	Plan Category	and Rights(1)(2)	and Rights(1)	Column)
Equity compensation plans approved by security holders	1991 Employee Stock Option Plan	1,496,339	$62.06	0 (3)
	Amended and
	Restated 1999	21,697,513	$66.42	0 (3)
	Stock Option Plan
	Amended and
	Restated 2002	13,693,416 (4)	$—	0 (3)
	Stock Incentive Plan
	Director Stock Plan	10,000 (5)	$—	0 (3)
	Amended and
	Restated 2007	10,945,920 (6)	$23.52 (7)	145,542,727 (8)
	Stock Incentive Plan
Total		47,843,188	$61.67 (7)	145,542,727 (8)

(1)	At December 31, 2008, options with respect to 8,130,240 shares were outstanding as a result of AIG’s assumption of options granted by entities acquired by AIG, at a weighted average option exercise price of $61.00 per share. AIG has not made, and will not make, any future grants or awards of equity securities under the plans of these acquired companies.

(2)	In addition, at December 31, 2008, AIG was obligated to issue 12,341,489 shares in connection with previous exercises of options with delivery deferred.

(3)	No future awards will be made under these plans, which were replaced by the 2007 Stock Incentive Plan.

(4)	Includes shares reserved for issuance in connection with time-vested RSUs, RSUs under the DCPPP and 2006 and 2007 Performance RSUs granted under the Partners Plan. In accordance with SEC rules, shares were reserved for issuance in connection with 2007 Performance RSUs at maximum payout levels, although 2007 Performance RSUs were subsequently forfeited due to failure to meet performance thresholds, and no shares will be issued. For more information, see the Compensation Discussion and Analysis in Item 11 of Part III.

(5)	Represents shares granted to non-management directors with delivery deferred.

(6)	Includes shares reserved for issuance in connection with time-vested RSUs, 2008 Performance RSUs granted under the Partners Plan and DSUs. In accordance with SEC rules, shares were reserved for issuance in connection with 2008 Performance RSUs at maximum payout levels, although it is unlikely that these awards will be earned and that any shares will be issued. For more information, see the Compensation Discussion and Analysis in Item 11 of Part III.

(7)	Weighted average exercise price of options granted. Excludes RSUs, DSUs, deferred stock and Performance RSUs.

(8)	Each RSU, Performance RSU, DSU and similar award granted under the 2007 Stock Incentive Plan reduces the number of shares available for future issuance by 2.9. Shares underlying awards that are forfeited may become available for reissuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
RELATIONSHIPS WITH THE FEDERAL RESERVE BANK OF NEW YORK, THE AIG CREDIT FACILITY TRUST AND THE UNITED STATES DEPARTMENT OF THE TREASURY
     AIG has entered into several important transactions and relationships, as well as certain agreements in principle, with the Federal Reserve Bank of New York (NY Fed), the AIG Credit Facility Trust (together with its trustees, the Trust) and the United States Department of the Treasury (the Department of the Treasury).
Credit Facility with the NY Fed
     AIG and the NY Fed entered into a revolving credit facility (as amended, the Fed Credit Agreement) and a Guarantee and Pledge Agreement on September 22, 2008.
AIG Series C Preferred Stock
     On March 4, 2009, AIG issued to the Trust, a trust established for the sole benefit of the United States Treasury, 100,000 shares of AIG’s Series C, Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (AIG Series C Preferred Stock), pursuant to the Series C, Perpetual, Convertible, Participating Preferred Stock Purchase Agreement, dated as of March 1, 2009, between the Trust and AIG, for an aggregate purchase price of $500,000, with an understanding that additional and independently sufficient consideration was also furnished to AIG by the NY Fed in the form of its lending commitment under the Fed Credit Agreement. The AIG Series C Preferred Stock votes with AIG Common Stock to the extent permitted by law. The holders of the AIG Series C Preferred Stock are entitled to (i) a percentage of the voting power of AIG’s shareholders entitled to vote on any particular matter and (ii) a percentage of the aggregate dividend rights of the outstanding shares of AIG Common Stock and the AIG Series C Preferred Stock on an as converted basis, which percentage when aggregated with the percentage representing the shares of AIG Common Stock underlying the warrants issued to the Department of the Treasury shares of AIG Common Stock underlying any other convertible or exchangeable security beneficially owned by the Department of the Treasury and any AIG Common Stock directly owned by the Department of the Treasury represents 79.9% of each such voting power and total dividends payable.
AIG Series D Preferred Stock
     On November 25, 2008, AIG entered into a Securities Purchase Agreement with the Department of the Treasury pursuant to which, among other things, AIG issued to the Department of the Treasury, as part of the Troubled Asset Relief Program (TARP), $40 billion of AIG’s Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series D Preferred Stock), and a warrant to purchase 53,798,766 shares of AIG Common Stock. AIG used the funds from the AIG Series D Preferred Stock issuance to repay a portion of the Fed Credit Agreement.
AIG Series E Preferred Stock, AIG Series F Preferred Stock and Equity Capital Commitment Facility
     On April 17, 2009, AIG entered into a Securities Exchange Agreement (Series E Exchange Agreement) with the Department of the Treasury pursuant to which the Department of the Treasury exchanged all of the outstanding shares of AIG Series D Preferred Stock for 400,000 shares of Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock), with an aggregate liquidation preference of $41,604,675.00, which represents the issuance-date aggregate liquidation preference of the AIG Series D Preferred Stock surrendered plus accumulated but unpaid dividends thereon. The terms of the AIG Series E Preferred Stock are substantially the same as for the AIG Series D Preferred Stock, except that the dividends are not cumulative and the AIG Series E Preferred Stock is subject to a replacement capital covenant. The Series E Exchange Agreement also permits the Department of the Treasury in certain circumstances to exchange the warrant received in connection with the issuance of the AIG Series D Preferred Stock for 53,798,766 shares of AIG Series C Preferred Stock.
     On April 17, 2009, AIG and the Department of the Treasury entered into a Securities Purchase Agreement (Series F Purchase Agreement) to provide AIG with a 5-year equity capital commitment facility of $29.835 billion. AIG has issued 300,000 shares of Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series F Preferred Stock), to the Department of the Treasury, each share with a zero initial liquidation preference. The liquidation preference of the AIG Series F Preferred Stock will increase, on a pro rata basis, by the amount of any drawdown on the commitment. The Department of the Treasury also received a warrant exercisable for 3,000 shares of AIG Common Stock.
     The Series E Exchange Agreement and the Series F Purchase Agreement each restrict AIG’s ability to repurchase capital stock and requires AIG to continue to maintain policies limiting corporate expenses, lobbying activities and executive compensation. Under the Series E Exchange Agreement and the Series F Purchase Agreement, AIG is required to submit for approval at its 2009 Annual Meeting of Shareholders the following amendments to its Restated Certificate of Incorporation:

•	a proposal to authorize the Board of Directors of AIG to issue preferred stock in series with different rankings; and

•	a proposal to cause the AIG Series E Preferred Stock, AIG Series F Preferred Stock and any other series of preferred stock initially issued to the Department of the Treasury to rank senior to all other series of preferred stock.
Resolution of Securities Lending Program
     AIG and various U.S. life insurance company subsidiaries of AIG and AIG Securities Lending Corp. (the AIG Agent) entered into an Asset Purchase Agreement, dated as of December 12, 2008 (the Purchase Agreement), with Maiden Lane II LLC, whose sole member is the NY Fed. Pursuant to the Purchase Agreement, the life insurance subsidiaries sold to Maiden Lane II LLC all of their undivided interests in a pool of $39.3 billion face amount of residential mortgage-backed securities held by the AIG Agent as agent of the life insurance subsidiaries in connection with AIG’s U.S. securities lending program.
Termination of Certain CDS
     On November 25, 2008, AIG entered into a Master Investment and Credit Agreement with the NY Fed, Maiden Lane III LLC (ML III), and The Bank of New York Mellon, which established arrangements, through ML III, to fund the purchase of the multi-sector super senior collateralized debt obligations underlying or related to certain credit default swaps and other similar derivative instruments (CDS) written by AIG Financial Products Corp. in connection with the termination of such CDS transactions.
Repayment of Borrowings under Fed Credit Agreement with Subsidiary Preferred Equity
     On March 2, 2009, AIG announced its intent to enter into a transaction pursuant to which AIG will transfer to the NY Fed preferred equity interests in newly formed special purpose vehicles (SPVs). Each SPV will have (directly or indirectly) as its only asset 100 percent of the common stock of an AIG operating subsidiary (American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited, in one case and American Life Insurance Company in the other). AIG expects to own the common interests of each SPV and will initially have the right to appoint the entire board of directors of each SPV. In exchange for the preferred equity interests received by the NY Fed, there would be a concurrent substantial reduction in the outstanding balance and maximum available amount to be borrowed under the Fed Credit Agreement.
Securitization
     On March 2, 2009, AIG announced its intent to enter into a transaction pursuant to which AIG will issue to the NY Fed senior certificates in one or more newly-formed SPVs backed by in-force blocks of life insurance policies in settlement of a portion of the outstanding balance under the Fed Credit Agreement.
RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Co-Investments with AIG
     AIG has established employee investment funds to permit selected employees to participate alongside AIG’s merchant banking, venture capital and similar funds. This fund has a fee structure that is generally more favorable than that offered by AIG to non-employees. Four of AIG’s current executive officers have invested in this fund. There were no distributions from this fund in 2008. A current executive officer invested in a similar fund, the SunAmerica Venture Fund 2000, LP, and received tax distributions related to such fund in 2008.
Other Transactions
     Ada K.H. Tse, daughter of Mr. Tse, serves as President and CEO of AIG Global Investment Corp. (Asia) Ltd. For 2007 and 2006, Ms. Tse received approximately $1.4 million and $1.2 million, respectively, in total salary, bonus and equity-based compensation. For 2008, Ms. Tse received approximately $500,000 in salary and $400,000 in retention awards. In addition, Ms. Tse received $250,000 in respect of her year-end bonus for 2008 and is eligible to receive an additional amount that has not yet been approved. Ms. Tse also will be eligible for retention payments in 2009 in the amount of approximately $600,000.
     Daniel Neuger, son of Mr. Neuger, serves as a Managing Director of AIG Global Investment Corp. and AIG Global Asset Management Holdings Corp. For 2008, 2007 and 2006, Mr. Daniel Neuger received approximately $365,000, $330,000 and $225,000, respectively, in total salary, bonus and equity-based compensation. For 2008, Mr. Daniel Neuger also received approximately $75,000 in retention awards. Mr. Daniel Neuger will be eligible for retention payments in 2009 in the amount of approximately $110,000.
     For a discussion of Mr. Zarb’s consulting services for the Nominating and Corporate Governance Committee, see “Compensation of Directors” in Item 10 of Part III.
Related-Party Transactions Approval Policy
     The Board of AIG has adopted a related-party transaction approval policy. Under this written policy, any transaction that involves more than $120,000 and would be required to be disclosed in AIG’s Proxy Statement, between AIG or any of its subsidiaries and any director or executive officer, or their related persons, must be approved by the Nominating and Corporate Governance Committee. In determining to approve a related-party transaction, the Nominating and Corporate Governance Committee will consider:
•	Whether the terms of the transaction are fair to AIG and on terms at least as favorable as would apply if the other party was not or did not have an affiliation with a director, executive officer or employee of AIG;

•	Whether there are demonstrable business reasons for AIG to enter into the transaction;

•	Whether the transaction would impair the independence of a director; and

•	Whether the transaction would present an improper conflict of interest for any director, executive officer or employee of AIG, taking into account the size of the transaction, the overall financial position of the director, executive officer or employee, the direct or indirect nature of the interest of the director, executive officer or employee in the transaction, the ongoing nature of any proposed relationship, and any other factors the Nominating and Corporate Governance Committee or its chairman deems relevant.
Director Independence
     For a description of the independence of AIG’s directors, see Item 10 of Part III.

Item 14. Principal Accounting Fees and Services.
     Under AIG’s policy for pre-approval of audit and permitted non-audit services by PricewaterhouseCoopers LLP, the Audit Committee approves categories of services and fee caps for each category. The pre-approved services include: audit services, such as financial statement audits and regulatory filings; audit-related services, such as consultations and audits in connection with divestitures, employee benefit plan audits, due diligence related to divestitures, control reviews and GAAP consultations; tax services, such as tax compliance and consulting, transfer pricing, customs and duties and expatriate tax services; and other permitted non-audit services, such as regulatory compliance, other attestation services and information resources and training. No expenditure may exceed the dollar caps without the separate specific approval of the Audit Committee.
FEES PAID TO PRICEWATERHOUSECOOPERS LLP
The following table shows the fees paid by AIG to PricewaterhouseCoopers LLP in 2008 and 2007.

	2008	2007
	(in millions)	(in millions)
Fees paid by AIG:
Audit fees(a)	$107.8	$97.7
Audit-related fees(b)	8.0	7.1
Tax fees(c)	11.0	10.6
All other fees(d)	4.2	4.1

(a)	Includes out-of-pocket expenses of $4.8 million in 2008 and $4.4 million in 2007.

(b)	Audit-related fees are fees in respect of assurance and related services that are traditionally performed by independent accountants, including: employee benefit plan audits; due diligence related to mergers and acquisitions and divestitures; accounting consultations and audits in connection with mergers and acquisitions and divestitures; internal control reviews; and consultation concerning financial accounting and reporting standards.

(c)	Tax fees are fees in respect of tax return preparation and consultation on tax matters (including tax return preparation and consultation on tax matters for expatriate employees), tax advice relating to transactions and other tax planning and advice.

(d)	All other fees include: assistance with information technology; providing access to information resources; training; reports on internal controls pursuant to Statement on Auditing Standards No. 70, “Service Organizations”; and compliance reviews under CFA Institute.
     The services provided by PricewaterhouseCoopers LLP and the fees paid by AIG were authorized and approved by the Audit Committee in compliance with the pre-approval policy and procedures described above. None of the non-audit services performed by PricewaterhouseCoopers LLP were approved under the SEC’s de minimis exception to audit committee pre-approval.
     PricewaterhouseCoopers LLP also provides audit services to certain private equity and real estate funds managed and advised by AIG subsidiaries. Fees related to these audits were $12.1 million in 2008 and $10.3 million in 2007.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(b) Exhibits.
The Exhibit Index listed under Part IV, Item 15(b) of the 2008 Annual Report on Form 10-K is hereby amended such that:
(i) the Shortfall Agreement, dated as of November 25, 2008, between Maiden Lane III LLC and AIG Financial Products Corp. is incorporated by reference as follows:

Exhibit
Number	Description	Location

10	(85)(a) Shortfall Agreement, dated as of November 25, 2008, between Maiden Lane III LLC and AIG Financial Products Corp. (Portions of the exhibit have been omitted pursuant to a request for confidential treatment.)	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).

	(85)(b) Shortfall Agreement, dated as of November 25, 2008, as amended as of December 18, 2008, between Maiden Lane III LLC and AIG Financial Products Corp. (Portions of the exhibit have been omitted pursuant to a request for confidential treatment.)	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A (Amendment No. 1) filed with the SEC on January 14, 2009 (File No. 1-8787).
(ii) the following documents are added to the Exhibit Index and are included as exhibits to the 2008 Annual Report on Form 10-K:

Exhibit
Number	Description	Location
10	(101) Form of letter announcing Special Cash Retention awards to executive officers*	Filed herewith.

	(102) Form of letter agreement with certain executive officers regarding Special Cash Retention awards*	Filed herewith.

	(103) Form of letter agreement with certain directors regarding deferred fees for 2009*	Filed herewith.

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.

*	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2009.

AMERICAN INTERNATIONAL GROUP, INC.
By	/s/ Edward M. Liddy
(Edward M. Liddy, Chairman and Chief Executive Officer)