Form 10-Q
period 2009-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2009-05-07
CIK 5272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 30, 2009, there were 2,690,808,696 shares outstanding of the registrant’s common stock.

American International Group, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheet

	March 31,	December 31,
	2009	2008
	(In millions)
	(Unaudited)

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2009 — $364,381; 2008 — $373,600)	$352,128	$363,042
Bond trading securities, at fair value	31,648	37,248
Securities lending invested collateral, at fair value (cost: 2009 — $1,465; 2008 — 3,906)	1,328	3,844
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2009 — $6,918; 2008 — $8,381)	7,314	8,808
Common and preferred stock trading, at fair value	11,580	12,335
Mortgage and other loans receivable, net of allowance (amount measured at fair value: 2009 — $82; 2008 — $131)	33,367	34,687
Finance receivables, net of allowance	27,692	30,949
Flight equipment primarily under operating leases, net of accumulated depreciation	43,829	43,395
Other invested assets (amount measured at fair value: 2009 — $16,541; 2008 — $19,196)	45,770	51,978
Securities purchased under agreements to resell, at fair value	2,065	3,960
Short-term investments (amount measured at fair value: 2009 — $20,335; 2008 — $19,316)	53,410	46,666

Total investments	610,131	636,912
Cash	4,029	8,642
Investment income due and accrued	5,814	5,999
Premiums and insurance balances receivable, net of allowance	18,049	17,330
Reinsurance assets, net of allowance	21,672	23,495
Trade receivables	1,108	1,901
Current and deferred income taxes	14,812	11,734
Deferred policy acquisition costs	44,488	45,782
Real estate and other fixed assets, net of accumulated depreciation	5,346	5,566
Unrealized gain on swaps, options and forward transactions, at fair value	9,983	13,773
Goodwill	6,798	6,952
Other assets, including prepaid commitment asset of $14,636 in 2009 and $15,458 in 2008 (amount measured at fair value: 2009 — $346; 2008 — $369)	30,931	31,190
Separate account assets, at fair value	46,597	51,142

Total assets	$819,758	$860,418

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Balance Sheet — (Continued)

	March 31,	December 31,
	2009	2008
	(In millions, except
	share data)
	(Unaudited)

Liabilities:
Liability for unpaid claims and claims adjustment expense	$87,405	$89,258
Unearned premiums	24,691	25,735
Future policy benefits for life and accident and health insurance contracts	140,317	142,334
Policyholder contract deposits (amount measured at fair value: 2009 — $5,557; 2008 — $5,458)	218,530	226,700
Other policyholder funds	13,327	13,240
Commissions, expenses and taxes payable	4,987	5,436
Insurance balances payable	3,791	3,668
Funds held by companies under reinsurance treaties	2,106	2,133
Securities sold under agreements to repurchase (amount measured at fair value: 2009 — $3,003; 2008 — $4,508)	3,413	5,262
Trade payables	473	977
Securities and spot commodities sold but not yet purchased, at fair value	1,165	2,693
Unrealized loss on swaps, options and forward transactions, at fair value	3,196	6,238
Trust deposits and deposits due to banks and other depositors (amount measured at fair value: 2009 — $21; 2008 — $30)	4,093	4,498
Commercial paper and extendible commercial notes	196	613
Federal Reserve Bank of New York Commercial Paper Funding Facility (amount measured at fair value: 2009 — $6,747; 2008 — $6,802)	12,242	15,105
Federal Reserve Bank of New York credit facility	47,405	40,431
Other long-term debt (amount measured at fair value: 2009 — $17,492; 2008 — $16,595)	127,360	137,054
Securities lending payable	1,620	2,879
Other liabilities (amount measured at fair value: 2009 — $2,134; 2008 — $1,355)	22,622	22,296
Separate account liabilities	46,597	51,142

Total liabilities	765,536	797,692

Commitments, contingencies and guarantees (See Note 9)
Redeemable noncontrolling interest in partially owned consolidated subsidiaries	1,013	1,921
AIG shareholders’ equity:
Preferred Stock, Series C; $5.00 par value and liquidation preference per share; shares issued: 2009 — 100,000	1	—
Preferred Stock, Series D; liquidation preference of $10,000 per share; shares issued: 2009 and 2008 — 4,000,000	20	20
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2009 and 2008 — 2,948,038,001	7,370	7,370
Additional paid-in capital	72,316	72,466
Accumulated deficit	(16,706)	(12,368)
Accumulated other comprehensive loss	(8,860)	(6,328)
Treasury stock, at cost; 2009 — 257,244,118; 2008 — 258,368,924 shares of common stock	(8,382)	(8,450)

Total AIG shareholders’ equity	45,759	52,710

Noncontrolling interest	7,450	8,095

Total equity	53,209	60,805

Total liabilities and equity	$819,758	$860,418

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Operations

Three Months Ended March 31,	2009	2008
	(In millions, except
	per share data)
	(Unaudited)

Revenues:
Premiums and other considerations	$18,820	$20,672
Net investment income	2,283	4,954
Net realized capital losses	(3,102)	(6,089)
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	(452)	(9,107)
Other income	2,909	3,601

Total revenues	20,458	14,031

Benefits, claims and expenses:
Policyholder benefits and claims incurred	16,043	15,882
Policy acquisition and other insurance expenses	5,294	5,612
Interest expense	2,845	1,272
Restructuring expenses and related asset impairment and other expenses	362	—
Other expenses	2,282	2,529

Total benefits, claims and expenses	26,826	25,295

Loss before income tax benefit	(6,368)	(11,264)
Income tax benefit	(1,235)	(3,537)

Net loss	(5,133)	(7,727)

Less: Net income (loss) attributable to noncontrolling interest	(780)	78

Net loss attributable to AIG	$(4,353)	$(7,805)

Loss per common share attributable to AIG:
Basic	$(1.98)	$(3.09)
Diluted	$(1.98)	$(3.09)

Dividends declared per common share	$—	$0.20

Weighted average shares outstanding:
Basic	2,705	2,528
Diluted	2,705	2,528

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Equity

Three Months Ended March 31, 2009	Amounts	Shares
	(In millions, except share and per share data)
	(Unaudited)

Preferred Stock, Series C:
Balance, beginning of period	$—	—
Issuances	1	100,000

Balance, end of period	1	100,000

Preferred Stock, Series D:
Balance, beginning and end of period	20	4,000,000

Common stock:
Balance, beginning and end of period	7,370	2,948,038,001

Additional paid-in capital:
Balance, beginning of period	72,466
Reclassification of warrants upon change in accounting principle	(91)
Excess of cost over proceeds of common stock issued under stock plans	(69)
Other	10

Balance, end of period	72,316

Accumulated deficit:
Balance, beginning of period	(12,368)
Cumulative effect of change in accounting principle	15

Adjusted balance, beginning of period	(12,353)
Net loss attributable to AIG	(4,353)

Balance, end of period	(16,706)

Accumulated other comprehensive loss:
Unrealized appreciation (depreciation) of investments, net of tax:
Balance, beginning of period	(4,452)
Unrealized appreciation (depreciation) of investments, net of reclassification adjustments	(3,401)
Income tax benefit (expense)	1,392

Balance, end of period	(6,461)

Foreign currency translation adjustments, net of tax:
Balance, beginning of period	(187)
Translation adjustment	(825)
Income tax benefit (expense)	209

Balance, end of period	(803)

Net derivative gains (losses) arising from cash flow hedging activities, net of tax:
Balance, beginning of period	(191)
Net gains (losses) on cash flow hedges, net of reclassification adjustments	26
Income tax benefit (expense)	27

Balance, end of period	(138)

Retirement plan liabilities adjustment, net of tax:
Balance, beginning of period	(1,498)
Net actuarial gain	61
Prior service cost	(3)
Income tax benefit (expense)	(18)

Balance, end of period	(1,458)

Accumulated other comprehensive loss, end of period	(8,860)

Treasury stock, at cost:
Balance, beginning of period	(8,450)	(258,368,924)
Shares issued under stock plans	68	1,109,485
Other	—	15,321

Balance, end of period	(8,382)	(257,244,118)

Total AIG shareholders’ equity, end of period	45,759

Noncontrolling interest:
Balance, beginning of period	8,095
Net loss attributable to noncontrolling interest	(792)*
Other changes	147

Balance, end of period	7,450

Total equity, end of period	$53,209

*	A net gain of $12 million was recognized in the three-month period ended March 31, 2009 associated with redeemable noncontrolling interests.

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Three Months Ended March 31,	2009	2008
	(In millions)
	(Unaudited)

Summary:
Net cash provided by operating activities	$3,998	$8,299
Net cash provided by investing activities	558	3,637
Net cash used in financing activities	(8,998)	(11,789)
Effect of exchange rate changes on cash	(171)	58

Change in cash	(4,613)	205
Cash at beginning of period	8,642	2,284

Cash at end of period	$4,029	$2,489

Cash flows from operating activities:
Net loss	$(5,133)	$(7,727)

Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized market valuation losses on AIGFP super senior credit default swap portfolio	452	9,107
Net gains on sales of securities available for sale and other assets	(137)	(245)
Foreign exchange transaction (gains) losses	(769)	996
Net unrealized losses on non-AIGFP derivatives and other assets and liabilities	416	2,130
Equity in (income) loss from equity method investments, net of dividends or distributions	2,195	(79)
Amortization of deferred policy acquisition costs	3,115	3,156
Depreciation and other amortization	630	885
Provision for mortgage, other loans and finance receivables	1,021	251
Other-than-temporary impairments	4,029	5,597
Impairments of goodwill and other assets	504	48
Amortization of costs and accrued interest and fees related to FRBNY credit facility	1,495	—
Changes in operating assets and liabilities:
General and life insurance reserves	(322)	4,855
Premiums and insurance balances receivable and payable — net	(605)	(1,588)
Reinsurance assets	1,809	241
Capitalization of deferred policy acquisition costs	(3,340)	(4,237)
Investment income due and accrued	94	(37)
Funds held under reinsurance treaties	(23)	(12)
Other policyholder funds	257	289
Income taxes receivable and payable — net	(1,414)	(2,635)
Commissions, expenses and taxes payable	(247)	(27)
Other assets and liabilities — net	165	300
Trade receivables and payables — net	290	(4,353)
Trading securities	394	1,079
Net unrealized (gains) losses on swaps, options and forward transactions (net of cash collateral)	270	(1,796)
Securities purchased under agreements to resell	1,895	1,241
Securities sold under agreements to repurchase	(1,833)	1,283
Securities and spot commodities sold but not yet purchased	(1,528)	(914)
Finance receivables and other loans held for sale — originations and purchases	(22)	(166)
Sales of finance receivables and other loans — held for sale	971	363
Other, net	(631)	294

Total adjustments	9,131	16,026

Net cash provided by operating activities	$3,998	$8,299

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows — (Continued)

Three Months Ended March 31,	2009	2008
	(In millions)
	(Unaudited)

Cash flows from investing activities:
Proceeds from (payments for)
Sales of fixed maturity securities available for sale and hybrid investments	$14,514	$16,287
Maturities of fixed maturity securities available for sale and hybrid investments	5,220	4,921
Sales of equity securities available for sale	1,343	2,772
Maturities of fixed maturity securities held to maturity	—	46
Sales of trading securities	6,765	9,323
Sales of flight equipment	—	128
Sales or distributions of other invested assets	4,621	4,895
Payments received on mortgage and other loans receivable	1,900	1,843
Principal payments received on finance receivables held for investment	3,069	3,510
Purchases of fixed maturity securities available for sale and hybrid investments	(17,442)	(21,054)
Purchases of equity securities available for sale	(579)	(2,512)
Purchases of fixed maturity securities held to maturity	—	(16)
Purchases of trading securities	(5,895)	(4,259)
Purchases of flight equipment (including progress payments)	(803)	(1,388)
Purchases of other invested assets	(2,293)	(6,363)
Mortgage and other loans receivable issued	(1,445)	(1,711)
Finance receivables held for investment — originations and purchases	(1,855)	(4,978)
Change in securities lending invested collateral	1,724	4,153
Net additions to real estate, fixed assets, and other assets	(127)	(237)
Net change in short-term investments	(7,925)	(1,682)
Net change in non-AIGFP derivative assets and liabilities	(234)	(41)

Net cash provided by investing activities	$558	$3,637

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	$6,988	$16,439
Policyholder contract withdrawals	(12,968)	(15,600)
Change in other deposits	49	515
Change in commercial paper and extendible commercial notes	(421)	112
Issuance of other long-term debt	1,209	12,559
Federal Reserve Bank of New York credit facility borrowings	10,900	—
Change in Federal Reserve Bank of New York Commercial Paper Funding Facility borrowings	(2,945)	—
Repayments on other long-term debt	(5,953)	(19,908)
Repayments on Federal Reserve Bank of New York credit facility borrowings	(4,600)	—
Change in securities lending payable	(1,236)	(4,200)
Issuance of treasury stock	—	14
Payments advanced to purchase shares	—	(1,000)
Cash dividends paid to shareholders	—	(498)
Other, net	(21)	(222)

Net cash used in financing activities	$(8,998)	$(11,789)

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$1,466	$1,615
Taxes	$179	$(901)
Non-cash financing activities:
Interest credited to policyholder accounts included in financing activities	$1,598	$1,241
Treasury stock acquired using payments advanced to purchase shares	$—	$1,733

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Loss

Three Months Ended March 31,	2009	2008
	(In millions)
	(Unaudited)

Net loss	$(5,133)	$(7,727)

Other comprehensive income (loss):
Cumulative effect of change in accounting principles	—	(162)
Income tax benefit on above changes	—	57
Unrealized depreciation of investments — net of reclassification adjustments	(3,372)	(10,677)
Income tax benefit (expense) on above changes	1,392	3,748
Foreign currency translation adjustments	(941)	1,417
Income tax benefit (expense) on above changes	209	(251)
Net derivative gains (losses) arising from cash flow hedging activities — net of reclassification adjustments	26	(133)
Income tax benefit (expense) on above changes	27	45
Change in retirement plan liabilities adjustment	58	6
Income tax benefit (expense) on above changes	(18)	2

Other comprehensive loss	(2,619)	(5,948)

Comprehensive loss	(7,752)	(13,675)
Comprehensive income (loss) attributable to noncontrolling interests	(867)	44

Comprehensive loss attributable to AIG	$(6,885)	$(13,719)

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Summary of Significant Accounting Policies and Subsequent Events

Basis of Presentation

These unaudited condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States (GAAP) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2008 (including the Form 10-K/A (Amendment No. 1) filed on April 30, 2009, the 2008 Annual Report on Form 10-K).

In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. All material intercompany accounts and transactions have been eliminated.

Going Concern Considerations

In the 2008 Annual Report on Form 10-K, management disclosed the conditions and events that led management to conclude that AIG would have adequate liquidity to finance and operate AIG’s businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months. At that time, the United States government issued the following statement referring to the March 2009 agreements in principle and other transactions they expected to be undertaken with AIG to strengthen AIG’s capital position, enhance its liquidity, reduce its borrowing costs and facilitate its asset disposition program.

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

Recent Events

On March 4, 2009, AIG issued to the AIG Credit Facility Trust (together with its trustees acting in their capacities as trustees, the Trust), a trust established for the sole benefit of the United States Treasury, 100,000 shares of AIG’s Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (AIG Series C Preferred Stock), pursuant to the Series C Perpetual, Convertible, Participating Preferred Stock Purchase Agreement, dated as of March 1, 2009 (the Series C Purchase Agreement), between the Trust and AIG, for an aggregate purchase price of $500,000, with an understanding that additional and independently sufficient consideration was also furnished to AIG by the Federal Reserve Bank of New York (FRBNY) in the form of its lending commitment (the FRBNY Facility) under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY.

The AIG Series C Preferred Stock votes with AIG’s common stock, par value $2.50 per share (AIG Common Stock), to the extent permitted by law. The Trust currently holds the AIG Series C Preferred Stock for the sole benefit of the United States Treasury. The AIG Series C Preferred Stock is entitled to (i) a percentage of the voting power of AIG’s shareholders entitled to vote on any particular matter and (ii) a percentage of the aggregate dividend rights of the outstanding shares of AIG Common Stock and the AIG Series C Preferred Stock, in each case, on an as converted basis, which percentage when aggregated with the percentage representing the 53,801,766 shares of AIG Common Stock underlying the warrants issued to the United States Department of the Treasury (the Department of the Treasury), any other security convertible or exchangeable for AIG Common Stock beneficially owned by the Department of the Treasury and any AIG Common Stock directly owned by the Department of the Treasury, represents 79.9% of each such voting power and total dividends payable. 53,798,766 shares of AIG Common Stock underlie the warrant issued to the Department of the Treasury in November 2008 and 3,000 shares of AIG Common Stock underlie the warrant issued to the Department of the Treasury in April 2009, as described below.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The AIG Series C Preferred Stock will remain outstanding even if the FRBNY Facility is repaid in full or otherwise terminates. The Series C Purchase Agreement restricts AIG’s ability to issue or grant capital stock without the consent of the Trust, with certain limited exclusions. Pursuant to the Series C Purchase Agreement, AIG and AIG’s Board of Directors are obligated to work in good faith with the Trust to ensure that AIG’s corporate governance arrangements are satisfactory to the Trust.

On April 17, 2009, AIG entered into a Securities Exchange Agreement (the Series E Exchange Agreement) with the Department of the Treasury pursuant to which, among other things, the Department of the Treasury exchanged 4,000,000 shares of AIG’s Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series D Preferred Stock), for 400,000 shares of AIG’s Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock), with an aggregate liquidation preference of $41,604,576,000, which represents the issuance-date aggregate liquidation preference of the AIG Series D Preferred Stock surrendered plus accumulated but unpaid dividends thereon. The terms of the AIG Series E Preferred Stock are substantially the same as those of the AIG Series D Preferred Stock, except that the dividends are not cumulative, the liquidation preferences per share differ and the AIG Series E Preferred Stock is subject to a replacement capital covenant.

The Series E Exchange Agreement also permits the Department of the Treasury, under certain circumstances, to exchange the warrant exercisable for 53,798,766 shares of AIG Common Stock, which represented 2 percent of the outstanding shares of AIG Common Stock at the time of the issuance of the warrant received in connection with the issuance of the AIG Series D Preferred Stock (AIG Series D Warrant), for the same number of shares of the AIG Series C Preferred Stock.

On April 17, 2009, AIG entered into a Securities Purchase Agreement (the Series F Purchase Agreement) with the Department of the Treasury pursuant to which, among other things, AIG issued to the Department of the Treasury (i) 300,000 shares of AIG’s Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series F Preferred Stock), and (ii) a warrant to purchase 3,000 shares of AIG Common Stock (AIG Series F Warrant).

Pursuant to the Series F Purchase Agreement, the Department of the Treasury has committed for five years to provide immediately available funds (the Department of the Treasury Commitment) in an amount up to $29.835 billion (the Available Amount) so long as:

•	AIG is not a debtor in a pending case under Title 11 of the United States Code; and

•	the Trust (or any successor entity established for the sole benefit of the United States Treasury) and the Department of the Treasury, in the aggregate, “beneficially own” more than 50 percent of the aggregate voting power of AIG’s voting securities.

The Available Amount will be decreased by the aggregate amount of financial assistance that the Department of the Treasury provides to AIG, its subsidiaries or any special purpose vehicle established by or for the benefit of AIG or any of its subsidiaries after the issuance of the AIG Series F Preferred Stock and the AIG Series F Warrant, unless otherwise specified by the Department of the Treasury, in its sole discretion, under the terms of such financial assistance.

The Series E Exchange Agreement and the Series F Purchase Agreement restrict AIG’s ability to repurchase capital stock and require AIG to continue to maintain policies limiting corporate expenses, lobbying activities and executive compensation.

The terms of the AIG Series F Preferred Stock are substantially the same as the terms of AIG Series E Preferred Stock except that the liquidation preferences per share differ and the AIG Series F Preferred Stock is not subject to a replacement capital covenant. The liquidation preference of the AIG Series F Preferred Stock is initially $0 per share and will be increased pro rata by the amount of each drawdown of the Department of the Treasury Commitment.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The AIG Series F Warrant is exercisable, at any time, at an initial exercise price of $0.000001 per share. The AIG Series F Warrant will not be subject to any contractual restrictions on transfer other than such as are necessary to ensure compliance with U.S. federal and state securities laws. The Department of the Treasury has agreed that it will not exercise any voting rights with respect to the AIG Common Stock issued upon exercise of the AIG Series F Warrant.

On April 17, 2009, AIG and the Board of Governors of the Federal Reserve System entered into an Amendment No. 3 to the FRBNY Credit Agreement. The FRBNY Credit Agreement was amended, among other things, to:

•	remove the minimum 3.5 percent LIBOR borrowing rate floor; and

•	permit the issuance by AIG of the AIG Series E Preferred Stock, the AIG Series F Preferred Stock and the AIG Series F Warrant to the Department of the Treasury.

In the first quarter of 2009, the global financial crisis that has plagued many financial institutions since the second half of 2008 continued, characterized by a lack of liquidity, highly volatile markets, a steep depreciation in asset values across many asset classes, an erosion of investor confidence, a large widening of credit spreads in some sectors and a lack of price transparency in many markets.

AIG has been materially and adversely affected by these conditions and events in a number of ways, including:

•	severe and continued declines in the valuation and performance of its investment portfolio across many asset classes, leading to decreased investment income and material unrealized and realized losses, including other-than-temporary impairments, both of which decreased Total equity in the Consolidated Balance Sheet and, to a lesser extent, the regulatory capital of its subsidiaries; and

•	a general decline in business activity leading to reduced premium volume, increases in surrenders or cancellations of policies and increased competition from other insurers.

At April 29, 2009, amounts owed under the FRBNY Facility totaled $46.9 billion, including accrued compounding interest and fees, and the remaining available amount under the FRBNY Facility was $17.4 billion.

Other Transactions with the FRBNY

On March 2, 2009, AIG and the Board of Governors of the Federal Reserve System announced their intent to enter into transactions pursuant to which:

AIG will transfer to the FRBNY preferred equity interests in newly-formed special purpose vehicles (SPVs). Each SPV will have (directly or indirectly) as its only asset 100 percent of the common stock of an AIG operating subsidiary (American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA) in one case and American Life Insurance Company (ALICO) in the other). AIG expects to own the common interests of each SPV and will initially have the right to appoint the entire board of directors of each SPV. In exchange for the preferred equity interests received by the FRBNY, there would be a concurrent substantial reduction in the outstanding balance and maximum available amount to be borrowed on the FRBNY Facility; and

AIG will issue to the FRBNY senior certificates in one or more newly-formed SPVs to be repaid with the net cash flows from designated blocks of existing life insurance policies in settlement of a portion of the outstanding balance of the FRBNY Facility. The amount of the FRBNY Facility reduction will be based on the proceeds received. The SPVs are expected to be consolidated by AIG.

AIG and the FRBNY have continued to negotiate the terms of these transactions and are taking other steps necessary to complete the transactions.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

Historically, AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG’s current financial situation, many of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has been dependent on the FRBNY Facility, the Commercial Paper Funding Facility (CPFF) and other transactions with the FRBNY and the Department of the Treasury as its primary sources of liquidity. Primary uses of cash flow are for debt service and subsidiary funding.

Certain subsidiaries also have been dependent on the FRBNY and the Department of the Treasury to meet collateral posting requirements, to make debt repayments as amounts came due, and to meet capital or liquidity requirements at the insurance companies (primarily in the Life Insurance & Retirement Services segment) and other financial services operations.

Progress on Management’s Plans for Stabilization of AIG and Repayment of AIG’s Obligations as They Come Due

In the first quarter of 2009, AIG took a number of steps to execute its plans to provide stability to its businesses and provide for the timely repayment of the FRBNY Facility.

In the first quarter of 2009, AIG closed the sales of AIG Philam Savings Bank and HSB Group, Inc. (HSB), the parent company of the Hartford Steam Boiler Inspection and Insurance Company. These operations had total assets and liabilities with carrying values of approximately $1.7 billion and $1.1 billion, respectively, at March 31, 2009. Aggregate proceeds from the sales of these businesses, including proceeds applied to repay intercompany loan facilities, were $0.8 billion.

Through April 30, 2009, AIG has closed transactions to sell AIG Life Insurance Company of Canada, a small German general insurance subsidiary, AIG Private Bank Ltd. and a Consumer Finance business in Thailand. These operations had total assets and liabilities with carrying values of approximately $6.0 billion and $5.6 billion, respectively, at March 31, 2009. Aggregate proceeds from the sales of these businesses, including proceeds applied to repay intercompany loan facilities, were $1.1 billion.

On April 16, 2009, AIG entered into a contract to sell its U.S. auto insurance business, 21st Century Insurance Group, to Farmers Group, Inc. Subject to satisfaction of certain closing conditions, including regulatory approvals, AIG expects the sale of 21st Century Insurance Group to close in the third quarter of 2009. This operation had total assets and liabilities with carrying values of approximately $5.7 billion and $3.4 billion, respectively, at March 31, 2009. Aggregate proceeds from the sale of this business, including proceeds applied to repay intercompany loan facilities, are expected to be $1.9 billion.

These seven operations had aggregate assets and liabilities with carrying values of approximately $13.4 billion and $10.1 billion, respectively, at March 31, 2009. Aggregate proceeds from the sales of these seven businesses, including proceeds applied to repay intercompany loan facilities, are expected to be $3.8 billion. These seven transactions are expected to generate $2.0 billion of net cash proceeds.

Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) requires that certain criteria be met in order for AIG to classify a business as held for sale. At March 31, 2009, the held for sale criteria in FAS 144 were not met for AIG’s significant businesses included in the asset disposition plan. AIG continues to evaluate the status of its asset sales with respect to these criteria.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Management’s Assessment and Conclusion

In assessing AIG’s current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of AIG’s risks and uncertainties, including but not limited to:

•	the commitment of the FRBNY and the Department of the Treasury to the orderly restructuring of AIG and their commitment to continuing to work with AIG to maintain its ability to meet its obligations as they come due;

•	the potential adverse effects on AIG’s businesses that could result if there are further downgrades by rating agencies, including, in particular, the uncertainty of estimates relating to the derivative transactions of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP), such as estimates of both the number of counterparties who may elect to terminate under contractual termination provisions and the amount that would be required to be paid in the event of a downgrade;

•	the potential delays in asset dispositions and reduction in the anticipated proceeds therefrom;

•	the potential for continued declines in bond and equity markets;

•	the planned sales of significant subsidiaries;

•	the potential effect on AIG if the capital levels of its regulated and unregulated subsidiaries prove inadequate to support current business plans;

•	the effect on AIG’s businesses of continued compliance with the covenants of the FRBNY Credit Agreement, the Series C Purchase Agreement, the Series E Exchange Agreement and the Series F Purchase Agreement;

•	the potential loss of key personnel that could then reduce the value of AIG’s business and impair its ability to effect a successful asset disposition plan;

•	the potential that AIG will be unable to complete the proposed subsidiary preferred equity transactions and that the recently completed and proposed transactions with the FRBNY and the Department of the Treasury do not achieve their desired objectives; and

•	the potential regulatory actions in one or more countries, including possible actions resulting from the legal change in control as a result of the issuance of the AIG Series C Preferred Stock.

Based on the U.S. government’s continuing commitment, the recently completed transactions and the other expected transactions with the FRBNY and the Department of the Treasury, management’s plans to stabilize AIG’s businesses and dispose of its non-core assets, and after consideration of the risks and uncertainties of such plans, management believes that it will have adequate liquidity to finance and operate AIG’s businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Recent Accounting Standards

Accounting Changes

AIG adopted the following accounting standards during the first quarter of 2009:

FAS 141(R)

In December 2007, the Financial Accounting Standards Board (FASB) issued FAS No. 141 (revised 2007), “Business Combinations” (FAS 141(R)). FAS 141(R) changes the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in income, among other changes.

AIG adopted FAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FAS 141(R) did not have a material effect on AIG’s consolidated financial position, results of operations or cash flows at and for the three months ended March 31, 2009, but will affect the future accounting for business combinations, if any, as well as goodwill impairment assessments.

FAS 160

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160). FAS 160 requires noncontrolling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of equity, or in the mezzanine section of the balance sheet (between liabilities and equity), to the extent such interests do not qualify as “permanent equity” in accordance with Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities” (revised September 2008). FAS 160 also specifies the accounting for subsequent acquisitions and sales of noncontrolling interests and how noncontrolling interests should be presented in the consolidated statement of operations. The noncontrolling interests’ share of subsidiary income (loss) should be reported as a part of consolidated net income (loss) with disclosure of the attribution of consolidated net income (loss) to the controlling and noncontrolling interests on the face of the consolidated statement of operations.

AIG adopted FAS 160 on January 1, 2009. FAS 160 was adopted prospectively, except the consolidated statement of operations for the three months ended March 31, 2008 was retrospectively recast to include net income (loss) attributable to both the controlling and noncontrolling interests. Of the $10.0 billion minority interest on the consolidated balance sheet at December 31, 2008, $1.9 billion was reclassified from minority interest liability to Redeemable noncontrolling interest in partially owned consolidated subsidiaries and $8.1 billion was reclassified to a separate component of total equity titled Noncontrolling interest.

FAS 161

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about (a) how and why AIG uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect AIG’s consolidated financial condition, results of operations, and cash flows. AIG adopted FAS 161 on January 1, 2009. See Note 6 herein for related disclosures.

FSP FAS 140-3

In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3). FSP FAS 140-3 requires an initial

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met. AIG adopted FSP FAS 140-3 on January 1, 2009 for new transactions entered into from that date forward. The adoption of FSP FAS 140-3 did not have a material effect on AIG’s consolidated financial condition, results of operations or cash flows.

EITF 07-5

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). Following the January 1, 2009 effective date, instruments that are not indexed to the issuer’s stock would not qualify for an exception from derivative accounting provided in FAS 133 (which requires that an instrument is both indexed to the issuer’s own stock, and that it is classified in equity). AIG adopted EITF 07-5 on January 1, 2009. The adoption of EITF 07-5 resulted in a $15 million cumulative effect adjustment to opening Accumulated Deficit and a $91 million reduction in Additional paid-in capital.

Future Application of Accounting Standards

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

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 is effective for AIG’s second quarter 2009 interim financial statements and will not affect AIG’s consolidated financial condition, results of operations or cash flows.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than — Temporary Impairments,” (FSP FAS 115-2). FSP FAS 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a debt security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security and it is more likely than not the company will not be required to sell the security prior to recovery. FSP FAS 115-2 also changes the threshold for determining when an other-than-temporaryimpairment has occurred with respect to intent and ability to hold until recovery and requires additional disclosures. AIG will adopt FSP FAS 115-2 on April 1, 2009 and must record a cumulative effect adjustment, which will include any directly related effects on income taxes and certain other assets and liabilities for the non-credit component of previously recognized other-than-temporary impairments, through a decrease in accumulated deficit and an increase to accumulated other comprehensive loss as of April 1, 2009. AIG is analyzing the effect of FSP FAS 115-2 on its consolidated financial condition, results of operations and cash flows.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurement” (FAS 157), when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 also requires extensive disclosures. FSP FAS 157-4 is effective for AIG on April 1, 2009. AIG is analyzing the effect of FSP FAS 157-4 on its consolidated financial condition, results of operations and cash flows.

2.	Restructuring

AIG has commenced an organization-wide restructuring plan under which some of its businesses will be divested, some will be held for later divestiture, and some will be prepared for potential offerings to the public. In addition, businesses expected to be retained may undergo restructuring activities.

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

At March 31, 2009, AIG cannot determine the expected date of completion or reliably estimate the total aggregate expenses expected to be incurred for all of AIG’s restructuring and separation activities. This is due to the significant scale of the restructuring plan and the fact that restructuring costs will vary depending on the identity of the ultimate purchasers of the divested entities, as well as the extended period over which the restructuring is expected to occur. For those activities that can be reasonably estimated, the total restructuring and separation expenses expected to be incurred is $2.1 billion at March 31, 2009.

Restructuring expenses and related asset impairment and other expenses by operating segment consisted of the following:

				Cumulative	Total Amounts
	Restructuring	Separation		Amounts Incurred	Expected to be
Three Months Ended March 31, 2009	Expenses	Expenses	Total	Since Inception	Incurred*
	(In millions)

General Insurance	$21	$44	$65	$204	$357
Life Insurance & Retirement Services	9	46	55	123	256
Financial Services	58	51	109	396	660
Asset Management	4	11	15	83	105
Other	111	7	118	314	753

Total	$203	$159	$362	$1,120	$2,131

*	Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at March 31, 2009.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The restructuring liability at December 31, 2008 and March 31, 2009 and the corresponding movement are summarized as follows:

							Total
		Contract	Asset	Other	Subtotal		Restructuring
	Severance	Termination	Write-	Exit	Restructuring	Separation	and Separation
Three Months Ended March 31, 2009	Expenses(a)	Expenses	Downs	Expenses(b)	Expenses	Expenses(c)	Expenses
	(In millions)

Liability balance, at beginning of year	$77	$27	$—	$87	$191	$284	$475
Additional charges	14	21	11	49	95	165	260
Cash payments	(33)	(13)	—	(119)	(165)	(287)	(452)
Non-cash items(d)	1	1	(11)	(12)	(21)	7	(14)
Changes in estimates(e)	24	(1)	—	85	108	(6)	102

Liability balance, end of period	$83	$35	$—	$90	$208	$163	$371

Cumulative amounts incurred since inception	$127	$47	$62	$274	$510	$610	$1,120

Total amounts expected to be incurred(f)	$168	$118	$67	$700	$1,053	$1,078	$2,131

(a)	Additional charges and Changes in estimates include $9 million of retention awards; Cumulative amounts incurred since inception include $53 million of retention awards; and Total amounts expected to be incurred include $58 million for retention awards for employees expected to be terminated.

(b)	Primarily includes consulting and other professional fees related to (i) asset disposition activities, (ii) AIG’s debt and capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding most of AIGFP’s businesses and portfolios.

(c)	Additional charges and Changes in estimates include $153 million of retention awards; Cumulative amounts incurred since inception include $601 million of retention awards; and Total amounts expected to be incurred include $1.0 billion for key employee retention awards announced during 2008.

(d)	Represents primarily asset impairment charges, foreign currency translation and reclassification adjustments.

(e)	Represents primarily an increase in consulting and professional fees related to changes in the restructuring plan and wind-down activities at AIGFP.

(f)	Includes cumulative amounts incurred and additional future amounts to be incurred that can be reasonably estimated at March 31, 2009.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

3.	Segment Information

AIG identifies its operating segments by product line consistent with its management structure and evaluates their performance based on operating income (loss) before taxes. These segments are General Insurance, Life Insurance & Retirement Services, Financial Services, and Asset Management.

AIG’s results by operating segment were as follows:

	Three Months Ended
	March 31,
Operating Segments	2009	2008
	(In millions)

Total Revenues:
General Insurance	$10,692	$12,289
Life Insurance & Retirement Services	8,857	8,752
Financial Services	1,273	(6,560)
Asset Management	299	(149)
Other	(40)	(128)
Consolidation and eliminations	(623)	(173)

Total	20,458	14,031

Net realized capital gains (losses):
General Insurance	(447)	(273)
Life Insurance & Retirement Services	(3,108)	(4,369)
Financial Services	(34)	(151)
Asset Management	(152)	(1,405)
Other	639	109

Total	(3,102)	(6,089)

Operating Income (loss):
General Insurance	(1)	1,337
Life Insurance & Retirement Services	(1,873)	(1,831)
Financial Services	(1,122)	(8,772)
Asset Management	(633)	(1,251)
Other	(2,348)	(768)
Consolidation and eliminations	(391)	21

Total	$(6,368)	$(11,264)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

AIG’s General Insurance results by major internal reporting unit were as follows:

	Three Months Ended
	March 31,
General Insurance	2009	2008
	(In millions)

Total revenues:
Commercial Insurance*	$5,209	$5,987
Transatlantic	1,039	1,119
Personal Lines	1,024	1,252
Mortgage Guaranty	317	298
Foreign General Insurance	3,103	3,628
Reclassifications and eliminations	—	5

Total	$10,692	$12,289

Operating income (loss):
Commercial Insurance*	$22	$785
Transatlantic	108	162
Personal Lines	2	3
Mortgage Guaranty	(480)	(354)
Foreign General Insurance	347	736
Reclassifications and eliminations	—	5

Total	$(1)	$1,337

*	Includes a gain on sale of HSB of $251 million in the first quarter of 2009.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

AIG’s Life Insurance & Retirement Services results by major internal reporting unit were as follows:

	Three Months Ended
	March 31,
Life Insurance & Retirement Services	2009	2008
	(In millions)

Total revenues:
Foreign:
Japan and Other	$3,243	$3,896
Asia	4,449	4,277
Domestic:
Domestic Life Insurance	1,515	1,283
Domestic Retirement Services	(350)	(704)

Total	$8,857	$8,752

Operating income (loss):
Foreign:
Japan and Other	$78	$483
Asia	256	252
Domestic:
Domestic Life Insurance	(308)	(870)
Domestic Retirement Services	(1,899)	(1,696)

Total	$(1,873)	$(1,831)

AIG’s Financial Services results by major internal reporting unit were as follows:

	Three Months Ended
	March 31,
Financial Services	2009	2008
	(In millions)

Total revenues:
Aircraft Leasing	$1,281	$1,165
Capital Markets	(969)	(8,743)
Consumer Finance	821	931
Other, including intercompany adjustments	140	87

Total	$1,273	$(6,560)

Operating income (loss):
Aircraft Leasing	$316	$221
Capital Markets	(1,121)	(8,927)
Consumer Finance	(298)	(52)
Other, including intercompany adjustments	(19)	(14)

Total	$(1,122)	$(8,772)

AIG’s Asset Management operations consist of a single internal reporting unit.

4.	Fair Value Measurements

Effective January 1, 2008, AIG adopted FAS 157 and FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which specify measurement and disclosure standards related to assets and liabilities measured at fair value.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The most significant effect of adopting FAS 157 on AIG’s results of operations related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value (see FAS 159 discussion below). Specifically, the incorporation of AIG’s own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives at transition only) resulted in increases to pre-tax income of $2.8 billion ($1.8 billion after tax) for the three-month period ended March 31, 2008.

Fair Value Measurements on a Recurring Basis

AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased/sold under agreements to resell/repurchase, securities lending invested collateral, non-traded equity investments and certain private limited partnerships and certain hedge funds included in other invested assets, certain short-term investments, separate and variable account assets, certain policyholder contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain long-term debt, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Fair Value Hierarchy

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•	Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that AIG has the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. AIG does not adjust the quoted price for such instruments. Assets and liabilities measured at fair value on a recurring basis and classified as Level 1 include certain government and agency securities, actively traded listed common stocks and derivative contracts, most separate account assets and most mutual funds.

•	Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities (ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, mutual fund and hedge fund investments, derivative contracts, guaranteed investment agreements (GIAs) at AIGFP and physical commodities.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain distressed ABS, structured credit products, certain derivative contracts (including AIGFP’s super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG’s non-financial-instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

The following is a description of the valuation methodologies used for instruments carried at fair value:

Incorporation of Credit Risk in Fair Value Measurements

•	AIG’s Own Credit Risk. Fair value measurements for AIGFP’s debt, GIAs, structured note liabilities and freestanding derivatives incorporate AIG’s own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap spreads. A counterparty’s net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all positions with AIG, as well as collateral posted by AIG with the counterparty at the balance sheet date.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

ML II and ML III

At their inception, AIG’s economic interest in Maiden Lane II LLC (ML II) and equity interest in Maiden Lane III LLC (ML III) (Maiden Lane Interests) were valued and recorded at the transaction prices of $1 billion and $5 billion, respectively. Subsequently, Maiden Lane Interests are valued using a discounted cash flow methodology that uses the estimated future cash flows of the assets to which the Maiden Lane Interests are entitled and the discount rates applicable to such interests as derived from the fair value of the entire asset pool. The implicit discount rates are calibrated to the changes in the estimated asset values for the underlying assets commensurate with AIG’s interests in the capital structure of the respective entities. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

The fair value methodology used assumes that the underlying collateral in ML II and ML III will continue to be held and generate cash flows into the foreseeable future and does not assume a current liquidation of the assets of ML II and ML III. Other methodologies employed or assumptions made in determining fair value for these investments could result in amounts that differ significantly from the amounts reported.

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

	Fair Value Change
Three Months Ended March 31, 2009	ML II	ML III
	(In millions)

Discount Rates
200 basis point increase	$(58)	$(335)
400 basis point increase	(109)	(615)

Estimated Future Cash Flows
10% decrease	(250)	(524)
20% decrease	(442)	(1,175)

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

Mortgage and Commercial Finance Receivables Held for Sale

Fair values of mortgage loans held for sale are estimated using discounted cash flow calculations based on discount rates that AIG believes market participants would use in determining the price they would pay for such assets. For certain loans, AIG’s current incremental lending rates for similar type loans are used as the discount rate, as it believes this rate approximates the rates market participants would use. Fair values of finance receivables held for sale are estimated using discounted cash flow calculations based on the weighted average rates currently being offered in the marketplace for similar finance receivables.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

Embedded Policy Derivatives

The fair value of embedded policy derivatives contained in certain variable annuity and equity-indexed annuity and life contracts is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. These cash flow estimates primarily include benefits and related fees assessed, when applicable, and incorporate expectations about policyholder behavior. Estimates of future policyholder behavior are subjective and based primarily on AIG’s historical experience. With respect to embedded policy derivatives in AIG’s variable annuity contracts, because of the dynamic and complex nature of the expected cash flows, risk-neutral valuations are used. Estimating the underlying cash flows for these products involves many estimates and judgments, including those regarding expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. With respect to embedded policy derivatives in AIG’s equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and determinations on adjusting the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions. With the adoption of FAS 157, these methodologies were not changed, with the exception of incorporating an explicit risk margin to take into consideration market participant estimates of projected cash flows and policyholder behavior. The valuation technique used to measure the fair value of certain variable annuity guarantees was modified during 2008, primarily with respect to the development of long-dated equity volatility assumptions and the discount rates applied to certain projected benefit payments.

AIGFP’s Super Senior Credit Default Swap Portfolio

AIGFP values its credit default swaps (CDS) written on the super senior risk layers of designated pools of debt securities or loans using internal valuation models, third-party price estimates and market indices. The principal market was determined to be the market in which super senior credit default swaps of this type and size would be transacted, or have been transacted, with the greatest volume or level of activity. AIG has determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

AIGFP’s valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the model to available market information and to review the assumptions of the model on a regular basis.

In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG expects that the counterparties in the remaining CDS transactions will terminate the vast majority of transactions with AIGFP within the next 12 months. AIGFP also considers other market data, to the extent relevant and available. See also Note 6 herein.

AIGFP uses a modified version of the Binomial Expansion Technique (BET) model to value its credit default swap portfolio written on super senior tranches of multi-sector collateralized debt obligations (CDOs) of ABS, including maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). The BET model was developed in 1996 by a major rating agency to generate expected loss estimates for CDO tranches and derive a credit rating for those tranches, and has been widely used ever since.

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

Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. For the three months ended March 31, 2009, CDO collateral managers provided market prices for 61.5 percent of the underlying securities. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

In addition to calculating an estimate of the fair value of the super senior CDO security referenced in the credit default swaps using its internal model, AIGFP also considers the price estimates for the super senior CDO securities provided by third parties, including counterparties to these transactions, to validate the results of the model and to determine the best available estimate of fair value. In determining the fair value of the super senior CDO security referenced in the credit default swaps, AIGFP uses a consistent process which considers all available pricing data points and eliminates the use of outlying data points. When pricing data points are within a reasonable range, an averaging technique is applied.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

addition, AIGFP compares these valuations to third-party prices and makes adjustments as necessary to determine the best available estimate of fair value.

AIGFP estimates the fair value of its obligations resulting from credit default swaps written on collateralized loan obligations (CLOs) to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotes on the underlying super senior tranches referenced under the credit default swap contract.

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

The change in fair value of these policyholder contract deposits is recorded as policyholder benefits and claims incurred in the consolidated statement of operations.

Spot commodities and Securities and spot commodities sold but not yet purchased

Fair values of spot commodities and spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges. Fair values for securities sold but not yet purchased are based on current market prices.

Other long-term debt

When fair value accounting has been elected, the fair value of non-structured liabilities is determined by discounting expected cash flows using the appropriate discount rate for the applicable maturity. Such instruments are generally classified in Level 2 of the fair value hierarchy as all inputs are readily observable. AIG determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (performance linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified in Level 2 or Level 3 depending on the observability of significant inputs to the model. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect AIG’s own credit worthiness based on observable credit spreads of AIG.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

				Counterparty	Cash
	Level 1	Level 2	Level 3	Netting(a)	Collateral(b)	Total
	(In millions)

At March 31, 2009
Assets:
Bonds available for sale	$548	$334,125	$17,455	$—	$—	$352,128
Bond trading securities	349	27,019	4,280	—	—	31,648
Securities lending invested collateral(c)	—	795	398	—	—	1,193
Common and preferred stock available for sale	6,239	975	100	—	—	7,314
Common and preferred stock trading	10,806	768	6	—	—	11,580
Mortgage and other loans receivable	—	82	—		—	82
Other invested assets(d)	1,743	5,110	9,688	—	—	16,541
Unrealized gain on swaps, options and forward transactions	284	65,484	3,575	(53,494)	(5,866)	9,983
Securities purchased under agreements to resell	—	2,065	—	—	—	2,065
Short-term investments	1,957	18,378	—	—	—	20,335
Separate account assets	43,614	2,186	797	—	—	46,597
Other assets	—	35	311	—	—	346

Total	$65,540	$457,022	$36,610	$(53,494)	$(5,866)	$499,812

Liabilities:
Policyholder contract deposits	$—	$—	$5,557	$—	$—	$5,557
Other policyholder funds	—	—	—	—	—	—
Securities sold under agreements to repurchase	—	2,956	47	—	—	3,003
Securities and spot commodities sold but not yet purchased	110	1,055	—	—	—	1,165
Unrealized loss on swaps, options and forward transactions(e)	—	60,106	15,431	(53,494)	(18,847)	3,196
Trust deposits and deposits due to banks and other depositors	—	21	—	—	—	21
Commercial paper	—	6,747	—	—	—	6,747
Other long-term debt	—	16,961	531	—	—	17,492
Other liabilities	—	2,134	—	—	—	2,134

Total	$110	$89,980	$21,566	$(53,494)	$(18,847)	$39,315

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

				Counterparty	Cash
	Level 1	Level 2	Level 3	Netting(a)	Collateral(b)	Total
	(In millions)

At December 31, 2008
Assets:
Bonds available for sale	$414	$344,237	$18,391	$—	$—	$363,042
Bond trading securities	781	29,480	6,987	—	—	37,248
Securities lending invested collateral(c)	—	2,966	435	—	—	3,401
Common and preferred stock available for sale	7,282	1,415	111	—	—	8,808
Common and preferred stock trading	11,199	1,133	3	—	—	12,335
Mortgage and other loans receivable	—	131	—		—	131
Other invested assets(d)	1,853	6,175	11,168	—	—	19,196
Unrealized gain on swaps, options and forward transactions	223	90,998	3,865	(74,217)	(7,096)	13,773
Securities purchased under agreements to resell	—	3,960	—	—	—	3,960
Short-term investments	3,247	16,069	—	—	—	19,316
Separate account assets	47,902	2,410	830	—	—	51,142
Other assets	—	44	325	—	—	369

Total	$72,901	$499,018	$42,115	$(74,217)	$(7,096)	$532,721

Liabilities:
Policyholder contract deposits	$—	$—	$5,458	$—	$—	$5,458
Other policyholder funds	—	—	—	—	—	—
Securities sold under agreements to repurchase	—	4,423	85	—	—	4,508
Securities and spot commodities sold but not yet purchased	1,124	1,569	—	—	—	2,693
Unrealized loss on swaps, options and forward transactions(e)	1	85,255	14,435	(74,217)	(19,236)	6,238
Trust deposits and deposits due to banks and other depositors	—	30	—	—	—	30
Commercial paper	—	6,802	—	—	—	6,802
Other long-term debt	—	15,448	1,147	—	—	16,595
Other liabilities	—	1,355	—	—	—	1,355

Total	$1,125	$114,882	$21,125	$(74,217)	$(19,236)	$43,679

(a)	Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation (FIN) 39, “Offsetting of Amounts Related to Certain Contracts.”

(b)	Represents cash collateral posted and received. Securities collateral posted that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, amounted to $6.1 billion and $1.2 billion, respectively, at March 31, 2009 and $4.2 billion and $1.6 billion, respectively, at December 31, 2008.

(c)	Amounts exclude short-term investments that are carried at cost, which approximates fair value of $135 million and $443 million at March 31, 2009 and December 31, 2008, respectively.

(d)	Approximately 15 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at both March 31, 2009 and December 31, 2008, respectively. AIG’s ownership in these funds represented 26.2 percent, or $1.4 billion, of

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

the Level 3 amount at March 31, 2009 and 27.6 percent, or $1.7 billion, of the Level 3 amount at December 31, 2008.

(e)	Included in Level 3 is the fair value derivative liability of $9.5 billion and $9.0 billion at March 31, 2009 and December 31, 2008, respectively, on the AIGFP super senior credit default swap portfolio.

At March 31, 2009, Level 3 assets were 4.5 percent of total assets, and Level 3 liabilities were 2.8 percent of total liabilities. At December 31, 2008, Level 3 assets were 4.9 percent of total assets, and Level 3 liabilities were 2.6 percent of total liabilities.

The following tables present changes during the three-month periods ended March 31, 2009 and 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations during the three-month periods ended March 31, 2009 and 2008 related to the Level 3 assets and liabilities that remained in the Consolidated Balance Sheet at March 31, 2009 and 2008:

							Changes in
		Net					Unrealized
		Realized and					Gains
		Unrealized	Accumulated	Purchases,			(Losses) on
	Balance	Gains (Losses)	Other	Sales,		Balance	Instruments
	Beginning of	Included in	Comprehensive	Issuances and	Transfers	End of	Held at
	Period(a)	Income(b)	Loss	Settlements-Net	In (Out)	Period	End of Period
	(In millions)

Three Months Ended March 31, 2009
Assets:
Bonds available for sale	$18,391	$(899)	$431	$(897)	$429	$17,455	$—
Bond trading securities	6,987	(2,559)	—	(197)	49	4,280	(1,589)
Securities lending invested collateral	435	—	(42)	134	(129)	398	—
Common and preferred stock available for sale	111	(3)	(4)	(3)	(1)	100	—
Common and preferred stock trading	3	—	—	—	3	6	—
Other invested assets	11,168	(934)	(693)	256	(109)	9,688	(980)
Other assets	325	6	—	(20)	—	311	6
Separate account assets	830	(21)	—	(12)	—	797	(20)

Total	$38,250	$(4,410)	$(308)	$(739)	$242	$33,035	$(2,583)

Liabilities:
Policyholder contract deposits	$(5,458)	$154	$(138)	$(115)	$—	$(5,557)	$2,149
Securities sold under agreements to repurchase	(85)	2	—	36	—	(47)	(2)
Unrealized loss on swaps, options and forward transactions, net	(10,570)	(1,323)	8	281	(252)	(11,856)	(1,069)
Other long-term debt	(1,147)	442	—	122	52	(531)	(420)

Total	$(17,260)	$(725)	$(130)	$324	$(200)	$(17,991)	$658

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

							Changes in
		Net					Unrealized
		Realized and					Gains
		Unrealized	Accumulated	Purchases,			(Losses) on
	Balance	Gains (Losses)	Other	Sales,		Balance	Instruments
	Beginning of	Included in	Comprehensive	Issuances and	Transfers	End of	Held at
	Period(a)	Income(b)	Loss	Settlements-Net	In (Out)	Period	End of Period
	(In millions)

Three Months Ended March 31, 2008
Assets:
Bonds available for sale	$19,071	$(766)	$(485)	$(185)	$(143)	$17,492	$—
Bond trading securities	4,563	(986)	—	(11)	(31)	3,535	(974)
Securities lending invested collateral	11,353	(1,791)	179	(228)	109	9,622	—
Common and preferred stock available for sale	359	1	—	17	7	384	—
Common and preferred stock trading	30	—	1	(6)	—	25	—
Other invested assets	10,373	345	67	614	(51)	11,348	111
Other assets	141	6	—	190	—	337	6
Separate account assets	1,003	30	—	32	—	1,065	31

Total	$46,893	$(3,161)	$(238)	$423	$(109)	$43,808	$(826)

Liabilities:
Policyholder contract deposits	$(3,674)	$(186)	$(64)	$(194)	$—	$(4,118)	$(199)
Securities sold under agreements to repurchase	(208)	(17)	—	5	—	(220)	(17)
Unrealized loss on swaps, options and forward transactions, net	(11,710)	(8,970)	—	(181)	(69)	(20,930)	(9,003)
Other long-term debt	(3,578)	116	—	456	168	(2,838)	223
Other liabilities	(511)	—	—	507	—	(4)	(7)

Total	$(19,681)	$(9,057)	$(64)	$593	$99	$(28,110)	$(9,003)

(a)	Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

(b)	Net realized and unrealized gains and losses shown above are reported in the Consolidated Statement of Operations primarily as follows:

Major Category of Assets/Liabilities	Consolidated Statement of Operations Line Items

Bonds available for sale	• Net realized capital gains (losses)
Bond trading securities	• Net investment income
• Other income
Other invested assets	• Net realized capital gains (losses)
• Other income
Policyholder contract deposits	• Policyholder benefits and claims incurred
• Net realized capital gains (losses)
Unrealized loss on swaps, options and forward transactions, net	• Unrealized market valuation losses on AIGFP super senior credit default swap portfolio
• Net realized capital gains (losses)
• Other income

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2009 and 2008 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

AIG uses various hedging techniques to manage risks associated with certain positions, including those classified within Level 3. Such techniques may include the purchase or sale of financial instruments that are classified within Level 1 and/or Level 2. As a result, the realized and unrealized gains (losses) for assets and

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

liabilities classified within Level 3 presented in the table above do not reflect the related realized or unrealized gains (losses) on hedging instruments that are classified within Level 1 and/or Level 2.

Changes in the fair value of separate and variable account assets are completely offset in the consolidated statement of operations by changes in separate and variable account liabilities, which are not carried at fair value and therefore not included in the tables above.

Fair Value Measurements on a Non-Recurring Basis

AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, life settlement contracts, flight equipment primarily under operating leases, collateral securing foreclosed loans and real estate and other fixed assets, goodwill, and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Assets measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges, were as follows:

					Impairment
	Assets at Fair Value				Charges
	Non-Recurring Basis				Three Months Ended March 31,
	Level 1	Level 2	Level 3	Total	2009	2008
	(In millions)

At March 31, 2009
Goodwill	$—	$—	$—	$—	$—	$45
Real estate owned	—	—	3,009	3,009	158	—
Other investments	4	—	3,380	3,384	292	—
Other assets	—	177	189	366	72	—

Total	$4	$177	$6,578	$6,759	$522	$45

At December 31, 2008
Real estate owned	$—	$—	$1,379	$1,379
Other investments	15	—	3,122	3,137
Other assets	—	29	1,160	1,189

Total	$15	$29	$5,661	$5,705

AIG recognized an impairment charge primarily attributable to certain investment real estate and other long-lived assets of $522 million for the three-month period ended March 31, 2009, which was included in other income. As required by FAS 157, the fair value disclosed in the table above is unadjusted for transaction costs. The amounts recorded on the consolidated balance sheet are net of transaction costs.

At March 31, 2008, AIG had assets measured at fair value on a non-recurring basis on which it recorded an impairment charge totaling $45 million during the three-month period ended March 31, 2008. This charge resulted from the write-off of goodwill related to Mortgage Guaranty.

Fair Value Option

FAS 159 permits a company to choose to measure at fair value many financial instruments and certain other assets and liabilities that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. Unrealized gains and losses on financial instruments in AIG’s insurance businesses and in AIGFP for which the fair value option was elected under FAS 159 are classified in Policyholder benefit and claims incurred and in Other income, respectively, in the Consolidated Statement of Operations.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The following table presents the gains or losses recorded during the three-month periods ended March 31, 2009 and 2008 related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss)
	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Mortgage and other loans receivable	$(47)	$68
Trading securities	(1,671)	(433)
Trading — ML II and ML III	(2,200)	—
Securities purchased under agreements to resell	(16)	268
Other invested assets	(22)	10
Short-term investments	(2)	24

Policyholder contract deposits(a)	(48)	115
Securities sold under agreements to repurchase	121	(296)
Securities and spot commodities sold but not yet purchased	(34)	21
Trust deposits and deposits due to banks and other depositors	11	(15)
Long-term debt	2,587	(973)
Other liabilities	138	(33)

Total gain (loss) for the three months ended March 31(b)	$(1,183)	$(1,244)

(a)	AIG elected to apply the fair value option to certain single premium variable life products in Japan and an investment-linked life insurance product sold principally in Asia, both classified within policyholder contract deposits in the consolidated balance sheet. AIG elected the fair value option for these liabilities to more closely align its accounting with the economics of its transactions. For the investment-linked product sold principally in Asia, the election more effectively aligns changes in the fair value of assets with a commensurate change in the fair value of policyholders’ liabilities. For the single premium life products in Japan, the fair value option election allows AIG to economically hedge the inherent market risks associated with this business in an efficient and effective manner through the use of derivative instruments. The hedging program, which was completely implemented in the third quarter of 2008, results in an accounting presentation for this business that more closely reflects the underlying economics and the way the business is managed, with the change in the fair value of derivatives and underlying assets largely offsetting the change in fair value of the policy liabilities. AIG did not elect the fair value option for other liabilities classified in policyholder contract deposits because other contracts do not share the same contract features that created the disparity between the accounting presentation and the economic performance.

(b)	Not included in the table above were gains of $637 million and losses of $8.2 billion for the three-month periods ended March 31, 2009 and 2008, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option under FAS 159 was not elected. Included in these amounts were unrealized market valuation losses of $452 million and $9.1 billion for the three-month periods ended March 31, 2009 and 2008, respectively, related to AIGFP’s super senior credit default swap portfolio.

Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the consolidated statement of operations depending on the nature of the instrument and related market conventions. For AIGFP-related activity, interest, dividend income, and interest expense are included in other income. Otherwise, interest and dividend income are included in net investment income in the consolidated statement of operations. See Note 1(a) to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K for additional information about AIG’s policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

During the three-month periods ended March 31, 2009 and 2008, AIG recognized a gain of $1.2 billion and $1.4 billion, respectively, attributable to the observable effect of changes in credit spreads on AIG’s own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG’s observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected:

	At March 31, 2009			At December 31, 2008
	Fair	Outstanding		Fair	Outstanding
	Value	Principal Amount	Difference	Value	Principal Amount	Difference
	(In millions)

Assets:
Mortgage and other loans receivable	$82	$248	$(166)	$131	$244	$(113)
Liabilities:
Long-term debt	$16,235	$14,551	$1,684	$21,285	$16,827	$4,458

At March 31, 2009 and December 31, 2008, there were no mortgage and other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

5.	Variable Interest Entities

FIN 46(R), “Consolidation of Variable Interest Entities,” (FIN 46(R)) provides guidance for determining when to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity that is at risk to allow the entity to finance its activities without additional subordinated financial support. FIN 46(R) recognizes that consolidation based on majority voting interest should not apply to these variable interest entities (VIEs). A VIE is consolidated by its primary beneficiary, which is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both.

AIG generally determines whether it is the primary beneficiary or a significant interest holder based on a qualitative assessment of the VIE. This includes a review of the VIE’s capital structure, contractual relationships and terms, nature of the VIE’s operations and purpose, nature of the VIE’s interests issued, and AIG’s interests in the entity that either create or absorb variability. AIG evaluates the design of the VIE and the related risks the entity was designed to expose the variable interest holders to in evaluating consolidation. In limited cases, when it may be unclear from a qualitative standpoint if AIG is the primary beneficiary, AIG uses a quantitative analysis to calculate the probability weighted expected losses and probability weighted expected residual returns using cash flow modeling.

AIG’s total off balance sheet exposure associated with VIEs was $2.8 billion and $3.3 billion at March 31, 2009 and December 31, 2008, respectively.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The following table presents AIG’s total assets, total liabilities and off-balance sheet exposure associated with its significant variable interests in consolidated VIEs:

	VIE Assets*		VIE Liabilities		Off-Balance Sheet Exposure
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008	2009	2008
	(In billions)

Real estate and investment funds	$5.1	$5.6	$3.0	$3.1	$1.1	$0.9
Commercial paper conduit	7.7	8.8	8.1	8.5	—	—
CLOs/CDOs	0.2	0.3	—	—	—	—
Affordable housing partnerships	2.6	2.7	—	—	—	—
Other	0.6	0.2	0.4	—	—	—

Total	$16.2	$17.6	$11.5	$11.6	$1.1	$0.9

*	Each of the VIE’s assets can be used only to settle specific obligations of that VIE.

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a significant variable interest or is a sponsor that holds a variable interest in a VIE, and AIG’s maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
		On-Balance Sheet		Off-Balance Sheet
	Total	Purchased		Commitments
	VIE	and Retained		and
	Assets	Interests	Other	Guarantees	Derivatives	Total
	(In billions)

March 31, 2009
Real estate and investment funds	$20.9	$2.4	$0.4	$1.4	$—	$4.2
CLOs/CDOs	91.7	4.6	—	—	0.3	4.9
Affordable housing partnerships	1.1	—	1.1	—	—	1.1
Maiden Lane Interests	37.4	2.7	—	—	—	2.7
Other*	7.7	1.1	0.5	—	—	1.6

Total	$158.8	$10.8	$2.0	$1.4	$0.3	$14.5

December 31, 2008
Real estate and investment funds	$23.5	$2.5	$0.5	$1.6	$—	$4.6
CLOs/CDOs	95.9	6.4	—	—	0.5	6.9
Affordable housing partnerships	1.0	—	1.0	—	—	1.0
Maiden Lane Interests	46.4	4.9	—	—	—	4.9
Other*	8.7	2.1	0.5	0.3	—	2.9

Total	$175.5	$15.9	$2.0	$1.9	$0.5	$20.3

*	Includes $1.3 billion and $1.4 billion of assets held in an unconsolidated structured investment vehicle (SIV) sponsored by AIGFP at March 31, 2009 and December 31, 2008, respectively. At both March 31, 2009 and

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

December 31, 2008, AIGFP’s invested assets included $0.6 billion of securities purchased under agreements to resell, commercial paper and medium-term and capital notes issued by this entity.

Balance Sheet Classification

AIG’s interest in the assets and liabilities of consolidated and unconsolidated VIEs were classified on the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	(In billions)

Assets:
Mortgage and other loans receivable	$—	$—	$0.5	$0.5
Available for sale securities	7.9	9.1	4.7	6.4
Trading securities (primarily Maiden Lane Interests)	0.2	—	3.4	5.5
Other invested assets	3.6	4.3	3.1	3.5
Other asset accounts	4.5	4.2	1.5	2.0

Total	$16.2	$17.6	$13.2	$17.9

Liabilities:
FRBNY commercial paper funding facility	$6.7	$6.8	$—	$—
Other long-term debt	4.8	4.8	0.4	—

Total	$11.5	$11.6	$0.4	$—

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

See Note 9 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K for additional information on VIEs.

6.	Derivatives and Hedge Accounting

AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP has also transacted in derivatives as a dealer.

Derivatives, as defined in FAS 133, are financial arrangements among two or more parties with returns linked to or “derived” from some underlying equity, debt, commodity or other asset, liability, or foreign exchange rate or other index or the occurrence of a specified payment event. Derivative payments may be based on interest rates, exchange rates, prices of certain securities, commodities, or financial or commodity indices or other variables. Derivatives, with the exception of bifurcated embedded derivatives, are reflected at fair value on the Consolidated Balance Sheet in “Unrealized gain on swaps, options and forward transactions, at fair value” and “Unrealized loss on swaps, options and forward contracts, at fair value.” Bifurcated embedded derivatives are recorded with the host contract on the Consolidated Balance Sheet.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The following table presents the notional amounts and fair values of AIG’s derivative instruments:

	Derivative Assets		Derivative Liabilities
	Notional	Fair	Notional	Fair
At March 31, 2009	Amount(a)	Value(b)	Amount(a)	Value(b)
	(In millions)

Derivatives designated as hedging instruments:
Interest rate contracts	$3,450	$551	$2,573	$195
Foreign exchange contracts	7,562	1,293	1,963	442

Total derivatives designated as hedging instruments	$11,012	$1,844	$4,536	$637

Derivatives not designated as hedging instruments:
Interest rate contracts	$501,644	$56,248	$520,422	$54,841
Foreign exchange contracts	20,487	2,635	51,690	2,862
Equity contracts	9,311	3,087	13,031	2,862
Commodity contracts	18,969	3,949	14,324	2,781
Credit contracts	4,632	924	269,974	11,046
Other contracts	43,827	865	22,189	2,509

Total derivatives not designated as hedging instruments	$598,870	$67,708	$891,630	$76,901

Total derivatives	$609,882	$69,552	$896,166	$77,538

(a)	Notional amount represents a standard of measurement of the volume of swaps business of AIG. Notional amount is not a quantification of market risk or credit risk and is not recorded on the consolidated balance sheet. Notional amounts generally represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps.

(b)	Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral in accordance with FIN 39.

The fair values of derivative assets and liabilities on the Consolidated Balance Sheet were as follows:

	Derivative	Derivative
At March 31, 2009	Assets(a)	Liabilities(b)
	(In millions)

AIGFP derivatives	$66,526	$75,230
Non-AIGFP derivatives	3,026	2,308

Total derivatives, gross	69,552	77,538

Counterparty netting(c)	(53,494)	(53,494)
Cash collateral(d)	(5,866)	(18,847)

Total derivatives, net	$10,192	$5,197

(a)	Included in non-AIGFP derivatives are $209 million of bifurcated embedded derivatives of which $192 million and $17 million, respectively, are recorded in Policyholder contract deposits and Bonds available for sale, at fair value.

(b)	Included in non-AIGFP derivatives are $2.0 billion of bifurcated embedded derivatives of which $2.0 billion, $4 million and $2 million are recorded in Policyholder contract deposits, Common and preferred stocks available for sale, at fair value, and Bonds available for sale, at fair value, respectively.

(c)	Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39.

(d)	Represents cash collateral posted and received.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Hedge Accounting

AIG designated certain AIGFP derivatives as either fair value or cash flow hedges of certain debt issued by AIG parent (including the Matched Investment Program (MIP)), International Lease Finance Corporation (ILFC) and American General Finance, Inc. (AGF). The fair value hedges included (i) interest rate swaps that were designated as hedges of the change in the fair value of fixed rate debt attributable to changes in the benchmark interest rate and (ii) foreign currency swaps designated as hedges of the change in fair value of foreign currency denominated debt attributable to changes in foreign exchange rates and/or the benchmark interest rate. With respect to the cash flow hedges, (i) interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate, and (ii) foreign currency swaps were designated as hedges of changes in cash flows on foreign currency denominated debt attributable to changes in the benchmark interest rate and foreign exchange rates. AIG is using hedge accounting for its exposure to the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing financial instruments for up to seven years from March 31, 2009.

Beginning in the first quarter of 2009, AIG began using debt instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG’s non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments in the foreign translation adjustment within Accumulated other comprehensive loss. Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign translation adjustment and the ineffective portion, if any, is recorded in earnings. If (1) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (2) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. In the three-month period ended March 31, 2009, AIG recognized a gain of $9 million included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

The following table presents the effect of AIG’s derivative instruments in fair value hedging relationships on the Consolidated Statement of Operations:

			Gains (Losses)
			Recognized
			in Earnings
			for
			Ineffective
	Gains (Losses)	Gains (Losses)	Portion and
	Recognized	Recognized	Amount Excluded
	in Earnings on	in Earnings on	from Effectiveness
Three Months Ended March 31, 2009	Derivative	Hedged Item	Testing
	(In millions)

Derivatives in Fair Value Hedging Relationships:
Interest rate contracts(a)	$(79)	$105	$26
Foreign exchange contracts(b)(c)	(457)	556	99

Total	$(536)	$661	$125

(a)	Gains and losses recognized in earnings on derivatives and hedged items are recorded in Interest expense. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital losses and Other income, respectively.

(b)	Gains and losses recognized in earnings are recorded in Net realized capital losses, except for the amounts excluded from effectiveness testing, which are recorded in Other income.

(c)	Includes $94 million related to the ineffective portion and $5 million for amounts excluded from effectiveness testing.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The following table presents the effect of AIG’s derivative instruments in cash flow hedging relationships and derivative instruments in net investment hedging relationships on the Consolidated Statement of Operations:

	Gains (Losses)	Gains (Losses)
	Recognized in OCI	Reclassified	Gains (Losses) Recognized
For the Three Months Ended	on Derivatives	from Accumulated	in Earnings on Derivatives
March 31, 2009	and Hedged Items	OCI into Earnings(a)	for Ineffective Portion
	(In millions)

Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts(b)	$42	$15	$(1)
Foreign exchange contracts(b)	11	12	—

Total	$53	$27	$(1)

(a)	At March 31, 2009, $97 million of the deferred net loss in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months.

(b)	Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG’s derivative instruments not designated as hedging instruments on the Consolidated Statement of Operations:

Gains (Losses)
For the Three Months Ended March 31, 2009	Recognized in Earnings*
(In millions)

Derivatives Not Designated As Hedging Instruments
Interest rate contracts	$1,426
Foreign exchange contracts	53
Equity contracts	139
Commodity contracts	145
Credit contracts	(263)
Other contracts	12

Total	$1,512

*	Represents gains of $657 million and $855 million recorded in Net realized capital losses and Other income, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with securities available for sale by entering into internal offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $626 million of securities to economically hedge its credit risk.

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

AIGFP Written Super Senior Credit Default Swaps

AIGFP entered into credit default swap transactions with the intention of earning revenue on credit exposure. In the majority of AIGFP’s credit default swap transactions, AIGFP sold credit protection on a designated portfolio of loans or debt securities. Generally, AIGFP provides such credit protection on a “second loss” basis, meaning that AIGFP would incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeds a specified threshold amount or level of “first losses.”

Typically, the credit risk associated with a designated portfolio of loans or debt securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging generally from a BBB-rated layer to one or more AAA-rated layers. A significant majority of AIGFP transactions that were rated by rating agencies have risk layers or tranches rated AAA at origination and are immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or debt securities in these transactions is often called the “super senior” risk layer, defined as a layer of credit risk senior to one or more risk layers rated AAA by the credit rating agencies, or if the transaction is not rated, structured to the equivalent thereto.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The net notional amount, fair value of derivative liability and unrealized market valuation loss of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class were as follows:

			Fair Value		Unrealized Market
	Net Notional Amount at		of Derivative Liability at		Valuation (Gain) Loss
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31
	2009(a)	2008(a)	2009(b)	2008(b)	2009(c)	2008(c)
	(In millions)

Regulatory Capital:
Corporate loans	$99,381	$125,628	$—	$—	$—	$—
Prime residential mortgages	90,165	107,246	—	—	—	—
Other(d)	3,008	1,575	393	379	14	—

Total	192,554	234,449	393	379	14	—

Arbitrage:
Multi-sector CDOs(e)(f)	11,984	12,556	6,715	5,906	809	8,037
Corporate debt/CLOs(g)	49,601	50,495	2,196	2,554	(358)	896

Total	61,585	63,051	8,911	8,460	451	8,933

Mezzanine tranches(h)	4,217	4,701	182	195	(13)	174

Total	$258,356	$302,201	$9,486	$9,034	$452	$9,107

(a)	Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)	Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral in accordance with FIN 39.

(c)	Includes credit valuation adjustment gains of $106 million and $65 million in the three-month periods ended March 31, 2009 and 2008, respectively, representing the positive effect of AIG’s widening credit spreads on the valuation of the derivatives liabilities.

(d)	During the first quarter of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other, given the higher likelihood that it will not be terminated when the regulatory capital benefit expires for the counterparty.

(e)	Includes $9.3 billion and $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2009 and December 31, 2008, respectively.

(f)	During the fourth quarter of 2008, AIGFP terminated the majority of the CDS transactions written on multi-sector CDOs in connection with the ML III transaction.

(g)	Includes $1.4 billion and $1.5 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs as of March 31, 2009 and December 31, 2008, respectively.

(h)	Net of offsetting purchased CDS of $1.6 billion and $2.0 billion in net notional amount at March 31, 2009 and December 31, 2008, respectively.

All outstanding CDS transactions for regulatory capital purposes and the majority of the arbitrage portfolio have cash-settled structures in respect of a basket of reference obligations, where AIGFP’s payment obligations, other than for posting collateral, may be triggered by payment shortfalls, bankruptcy and certain other events such as write-downs of the value of underlying assets. For the remainder of the CDS transactions in respect of the arbitrage portfolio, AIGFP’s payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The expected weighted average maturity of AIGFP’s super senior credit derivative portfolios as of March 31, 2009 was 0.8 years for the regulatory capital corporate loan portfolio, 0.9 years for the regulatory capital prime residential mortgage portfolio, 7.1 years for the regulatory capital other portfolio, 3.8 years for the multi-sector CDO arbitrage portfolio and 5.4 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

A total of $192.6 billion in net notional amount of AIGFP’s super senior credit default swap portfolio as of March 31, 2009 represented derivatives written for financial institutions, principally in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as the implementation of the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision. During the three-month period ended March 31, 2009, $27.8 billion in net notional amount was terminated or matured. Through April 30, 2009, AIGFP has also received formal termination notices for an additional $16.6 billion in net notional amount with effective termination dates in 2009.

The regulatory capital relief CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with a regulatory capital relief transaction only if realized credit losses in respect of the underlying portfolio exceed AIGFP’s attachment point.

The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the European residential mortgage and corporate loan referenced portfolios at March 31, 2009 was 13.3 percent and 18.3 percent, respectively. The highest level of realized losses to date in any single residential mortgage and corporate loan pool was 2.15 percent and 0.48 percent, respectively. The corporate loan transactions are each comprised of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally mature within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP’s super senior CDS exposure.

Given the current performance of the underlying portfolios, the level of subordination and the expectation that counterparties will terminate these transactions prior to their maturity, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief.

Arbitrage Portfolio

A total of $61.6 billion and $63.1 billion in net notional amount on AIGFP’s super senior credit default swaps as of March 31, 2009 and December 31, 2008, respectively, are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

The outstanding multi-sector CDO CDS portfolio at March 31, 2009 was written on CDO transactions that generally held a concentration of residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and inner CDO securities. At March 31, 2009, approximately $7.1 billion net notional amount (fair value liability of $4.4 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP’s portfolio also included both high grade and mezzanine CDOs.

The majority of multi-sector CDO CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with such transactions only if realized credit losses in

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

respect of the underlying portfolio exceed AIGFP’s attachment point. In the remainder of the portfolio, AIGFP’s payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

Included in the multi-sector CDO portfolio are 2a-7 Puts. Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer’s remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par as long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred. At March 31, 2009 and December 31, 2008, 2a-7 Puts with a net notional amount of $1.5 billion and $1.7 billion, respectively, were outstanding.

Included in these amounts were $252 million in net notional amount subject to 2a-7 Puts that may be exercised in 2009. ML III has agreed for the remainder of 2009 to not sell any multi-sector CDOs in 2009 that are subject to a 2a-7 Put and to either not exercise its put option on such multi-sector CDOs or to simultaneously exercise its par put option with a par purchase of the multi-sector CDO securities. In exchange, AIG Financial Products Corp. agreed to pay to ML III the consideration that it received for providing the put protection. AIG Financial Products Corp. and ML III are in discussions to reach similar agreements for 2a-7 Puts that may be exercised beyond 2009.

The corporate arbitrage portfolio consists principally of CDS transactions written on portfolios of senior unsecured corporate obligations that were generally rated investment grade at inception of the CDS. These CDS transactions require cash settlement. Also, included in this portfolio are CDS transactions with a net notional of $1.4 billion written on the senior part of the capital structure of CLOs, which require physical settlement.

Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG’s rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $36.9 billion at March 31, 2009 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

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

Collateral

Most of AIGFP’s super senior credit default swaps are subject to collateral posting provisions, which typically are governed by International Swaps and Derivatives Association, Inc. (ISDA) Master Agreements (Master Agreements) and Credit Support Annexes. These provisions differ among counterparties and asset classes. Although AIGFP has collateral posting obligations associated with both regulatory capital relief transactions and arbitrage transactions, the large majority of these obligations to date have been associated with arbitrage transactions in respect of multi-sector CDOs.

AIGFP has received collateral calls from counterparties in respect of certain super senior credit default swaps, of which a large majority relate to multi-sector CDOs. To a lesser extent, AIGFP has also received collateral calls in respect of certain super senior credit default swaps entered into by counterparties for regulatory capital relief purposes and in respect of corporate arbitrage.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The amount of future collateral posting requirements is a function of AIG’s credit ratings, the rating of the reference obligations and any further decline in the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the severe market disruption, lack of observable data and the uncertainty regarding the potential effects on market prices of measures recently undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it may be required to post in the future.

Collateral amounts under Master Agreements may be netted against one another where the counterparties are each exposed to one another in respect of different transactions. Actual collateral postings with respect to Master Agreements may be affected by other agreed terms, including threshold and independent amounts, that may increase or decrease the amount of collateral posted.

At March 31, 2009 and December 31, 2008, the amount of collateral postings with respect to AIGFP’s super senior credit default swap portfolio (prior to offsets for other transactions) was $9.4 billion and $8.8 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index, and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long short strategy allowing AIGFP to earn the net spread between CDS they wrote and ones they purchased. At March 31, 2009, the net notional amount of these written CDS contracts was $5.5 billion, with an average credit rating of BBB. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $2.3 billion in net notional amount with identical reference obligations. The net unhedged position of approximately $3.2 billion represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 3.4 years. At March 31, 2009, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $1.3 billion.

Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settle) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settle).

AIGFP wrote these written CDS contracts under Master Agreements. The majority of these Master Agreements include Credit Support Annexes, which provide for collateral postings at various ratings and threshold levels. At March 31, 2009, AIGFP had posted $1.4 billion of collateral under these contracts.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Matched Investment Program Written Credit Default Swaps

The MIP has entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. The portfolio of CDS contracts were single-name exposures and, at inception, were predominantly high-grade corporate credits.

The MIP invested in written CDS contracts through an affiliate which then transacts directly with unaffiliated third parties under ISDA agreements. As of March 31, 2009, the notional amount of written CDS contracts was $4.1 billion with an average credit rating of BBB+. The average maturity of the written CDS contracts is 3 years as of March 31, 2009. As of March 31, 2009, the fair value (which represents the carrying value) of the MIP’s written CDS was $(52) million.

The majority of the ISDA agreements include credit support annex provisions, which provide for collateral postings at various ratings and threshold levels. At March 31, 2009, $105 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, due to the average investment grade rating and expected default recovery rates, actual losses are expected to be less. AIG Investments, as investment manager for MIP, manages the credit exposure through its corporate credit risk process.

Upon a triggering event (e.g., a default) with respect to the underlying credit, the MIP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit (physical settlement).

Credit Risk Related Contingent Features

AIG holds certain credit risk-related contingent features with various counterparties in relation to its derivative transactions that are in a net liability position at March 31, 2009. These features are predominantly limited to additional collateral posting requirements contingent upon downgrade of AIG’s credit rating. In addition, AIG attempts to reduce credit risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis.

The aggregate fair value of AIG’s derivative instruments, including those of AIGFP, that contain credit risk related contingent features that are in a net liability position at March 31, 2009 was approximately $18.8 billion. The aggregate fair value of assets posted as collateral at March 31, 2009, was $18.8 billion. See Note 4 herein.

It is estimated that as of the close of business on March 31, 2009, based on AIG’s outstanding financial derivative transactions, including those of AIGFP, at that date, a one-notch downgrade of AIG’s long-term senior debt ratings to Baa1 by Moody’s Investors Service (Moody’s) and BBB+ by Standard & Poor’s, a division of the McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $4.2 billion of corresponding collateral postings and termination payments, a two-notch downgrade to Baa2 by Moody’s and BBB by S&P would result in approximately $4.0 billion in additional collateral postings and termination payments, and a three-notch downgrade to Baa3 by Moody’s and BBB- by S&P would result in approximately $1.0 billion in additional collateral and termination payments. Such termination payments may significantly differ from fair value.

See Note 10 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K for additional information on derivatives.

7.	Total Equity and Earnings (Loss) Per Share

Series C Perpetual, Convertible, Participating Preferred Stock

On March 4, 2009, AIG issued 100,000 shares of AIG Series C Preferred Stock to the Trust.

The Trust currently holds the AIG Series C Preferred Stock for the sole benefit of the United States Treasury. The holders of the AIG Series C Preferred Stock have preferential liquidation rights over the holders of the AIG

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Common Stock and, to the extent permitted by law, vote with the AIG Common Stock on all matters submitted to AIG’s shareholders. The AIG Series C Preferred Stock is entitled to (i) a percentage of the voting power of AIG’s shareholders entitled to vote on any particular matter and (ii) a percentage of the aggregate dividend rights of the outstanding shares of AIG Common Stock and the AIG Series C Preferred Stock, in each case, on an as converted basis, which percentage, when aggregated with the percentage representing the 53,801,766 shares of AIG Common Stock underlying the warrants issued to the Department of the Treasury, any other securities convertible into or exchangeable for AIG Common Stock beneficially owned by the Department of the Treasury and any AIG Common Stock directly owned by the Department of the Treasury, represents 79.9% of each such voting power and total dividends payable. 53,798,766 shares of AIG Common Stock underlie the AIG Series D Warrant and 3,000 shares of AIG Common Stock underlie the AIG Series F Warrant.

Earnings (Loss) Per Share (EPS)

Basic earnings (loss) per share and diluted loss per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted earnings per share is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits. Basic earnings (loss) per share is not affected by outstanding stock purchase contracts. Diluted earnings per share is determined considering the potential dilution from outstanding stock purchase contracts using the treasury stock method and will not be affected by outstanding stock purchase contracts until the applicable market value exceeds $45.60.

The computation of basic and diluted EPS was as follows:

Three Months Ended March 31,	2009	2008
	(In millions, except
	per share data)

Numerator for EPS:
Net loss attributable to AIG	$(4,353)	$(7,805)
Cumulative dividends on AIG Series D Preferred Stock	(1,012)	—

Net loss attributable to AIG, applicable to common stock for EPS	$(5,365)	$(7,805)

Denominator for EPS:
Weighted average shares outstanding used in the computation of EPS attributable to AIG:
Common stock issued	2,948	2,751
Common stock in treasury	(257)	(237)
Deferred shares	14	14

Weighted average shares outstanding — basic	2,705	2,528

Weighted average shares outstanding — diluted*	2,705	2,528

EPS attributable to AIG:
Basic	$(1.98)	$(3.09)

Diluted	$(1.98)	$(3.09)

*	Calculated using the treasury stock method. Certain shares arising from share-based employee compensation plans and the AIG Series D Warrant were not included in the computation of diluted EPS because the effect would have been anti-dilutive. The number of shares excluded were 94 million and 7 million for the three-month periods ended March 31, 2009 and 2008, respectively.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

8.	Ownership and Transactions With Related Parties

(a) Ownership:  According to the Schedule 13D filed on May 1, 2009 by Maurice R. Greenberg, Edward E. Matthews, Starr International Company, Inc., C.V. Starr & Co., Inc., Universal Foundation, Inc., The Maurice R. and Corinne P. Greenberg Family Foundation, Inc., Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and C.V. Starr & Co., Inc. Trust, these reporting persons could be deemed to beneficially own 269,019,475 shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding at April 30, 2009, this ownership would represent approximately 10.0 percent of the common stock of AIG. Although these reporting persons may have made filings under Section 16 of the Exchange Act, reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to May 1, 2009.

(b) For discussion of the AIG Series C Preferred Stock and the ownership by the Trust for the sole benefit of the United States Treasury of a majority of the voting equity interest of AIG, see Note 7 herein.

9.  Commitments, Contingencies and Guarantees

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

Various federal, state and foreign regulatory and governmental agencies are reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with AIG’s liquidity problems and industry-wide and other inquiries, including matters relating to compensation paid to AIGFP employees and payments made to AIGFP counterparties. These reviews include ongoing investigations by the U.S. Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) with respect to the valuation of AIGFP’s multi-sector CDO super senior credit default swap portfolio under fair value accounting rules and disclosures relating thereto, and by the UK Serious Fraud Office with respect to the U.K. operations of AIGFP. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

In connection with certain SEC investigations, AIG understands that some of its employees have received Wells notices and it is possible that additional current and former employees could receive similar notices in the future. Under SEC procedures, a Wells notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a formal recommendation is finalized.

Although AIG cannot currently quantify its ultimate liability for the unresolved litigation and investigation matters referred to below, it is possible that such liability could have a material adverse effect on AIG’s consolidated financial condition, or its consolidated results of operations or consolidated cash flow for an individual reporting period.

Litigation Relating to AIG’s Subprime Exposure and AIGFP’s Employee Retention Plan

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

On October 9, 2008, a purported securities class action complaint was filed in the Southern District of New York on behalf of purchasers of AIG’s 7.70 percent Series A-5 Junior Subordinated Debentures issued in a registered public offering on December 11, 2007 against AIG, certain of its current and former officers and directors, and the underwriters of the offering. The complaint alleges that defendants made statements in AIG’s registration statement, prospectus and quarterly and year-end filings which were materially false and misleading, in violation of Sections 11, 12(a) and 15 of the Securities Act of 1933. The claims are based generally on the same allegations as the securities fraud class actions described above. An additional purported securities class action complaint was filed in the Southern District of New York on October 27, 2008, containing identical allegations.

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

On February 27, 2009, AIG’s former Chairman and Chief Executive Officer, Maurice R. Greenberg, filed a securities action in the Southern District of New York against AIG and certain of its current and former officers and directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act of 1934 and a state common law fraud claim based generally on the same allegations as in the securities fraud class actions described above.

On March 20, 2009, the Court consolidated all the securities actions except the Greenberg action as In re American International Group, Inc. Securities Litigation and appointed the State of Michigan Retirement Systems as lead plaintiff.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

default swap portfolio as a result of severe credit market disruption. Six additional purported ERISA class action complaints were subsequently filed in the Southern District of New York, each containing similar allegations.

On March 19, 2009, the Court consolidated the ERISA actions as In re American International Group, Inc. ERISA Litigation II and appointed interim lead plaintiffs.

Derivative Actions — Southern District of New York.  On November 20, 2007, two purported shareholder derivative actions were filed in the Southern District of New York, naming as defendants the then-current directors of AIG and certain senior officers of AIG and its subsidiaries. Plaintiffs assert claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets and unjust enrichment, as well as violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, among other things, in connection with AIG’s public disclosures regarding its exposure to what the lawsuits describe as the subprime market crisis. The actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the Consolidated 2007 Derivative Litigation). On February 15, 2008, plaintiffs filed a consolidated amended complaint alleging the same causes of action. On April 15, 2008, motions to dismiss the action were filed on behalf of all defendants.

On August 6, 2008, a purported shareholder derivative action was filed in the Southern District of New York asserting claims on behalf of AIG based generally on the same allegations as in the consolidated amended complaint in the Consolidated 2007 Derivative Litigation.

On February 11, 2009, the Court approved a stipulation consolidating the derivative litigation filed on August 6, 2008 with the Consolidated 2007 Derivative Litigation, and appointing the Louisiana Municipal Police Employees’ Retirement System as co-lead plaintiff. The Court also terminated the pending motions to dismiss as moot in light of plaintiffs’ stated intention to file an amended complaint.

Derivative and Class Action — Central District of California.  On March 26, 2009, a purported derivative and class action complaint was filed in the United States District Court for the Central District of California purporting to assert claims on behalf of nominal defendant AIG and its shareholders against certain current and former officers and directors of AIG. The claims relate to losses suffered by AIG and its shareholders as a result of AIG’s alleged exposure to risks related to the subprime mortgage market in its credit default swap portfolio, and to AIGFP employee retention arrangements. Plaintiffs also allege that defendants misrepresented and omitted material facts during the alleged class period, December 8, 2000 to the present, relating to AIG’s consolidated financial condition regarding the true size and scope and the nature of AIG’s exposure to risk. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violations of Section 14(e) of the Exchange Act of 1934.

Derivative Action — Supreme Court of New York, Nassau County.  On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County naming as defendants the then-current directors of AIG and certain former and present senior officers of AIG and its subsidiaries. Plaintiff asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with AIG’s public disclosures regarding its exposure to what the complaint describes as the subprime mortgage market. On May 19, 2008, defendants filed a motion to dismiss or to stay the proceedings in light of the pending Consolidated 2007 Derivative Litigation. On March 9, 2009, the Court granted defendants’ motion to stay the action.

Derivative Action — Supreme Court of New York, New York County.  On March 20, 2009, a purported shareholder derivative complaint was filed in the Supreme Court of New York County naming as defendants certain of the current directors of AIG and the recipients of payments under the AIGFP Employee Retention Plan. Plaintiffs assert claims on behalf of nominal defendant AIG for breach of fiduciary duty and waste of corporate assets against the directors, and for rescission and constructive trust against the recipients of payments under the AIGFP Employee Retention Plan.

Derivative Actions — Delaware Court of Chancery.  On September 17, 2008, a purported shareholder derivative complaint was filed in the Court of Chancery of Delaware naming as defendants certain former and present directors and senior officers of AIG and its subsidiaries. Plaintiff asserts claims on behalf of nominal

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

defendant AIG for breach of fiduciary duty, waste of corporate assets, and mismanagement in connection with AIG’s public disclosures regarding its exposure to the subprime lending market. On December 19, 2008, a motion to stay or dismiss the action was filed on behalf of defendants. The motion is pending.

On January 15, 2009, a purported shareholder derivative complaint was filed in the Court of Chancery of Delaware naming as defendants certain current directors of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP, and asserting claims on behalf of nominal defendant AIGFP. As sole shareholder of AIGFP, AIG was also named as a nominal defendant. Plaintiff asserts claims against Joseph Cassano for breach of fiduciary duty and unjust enrichment. The complaint alleges that Cassano was responsible for losses suffered by AIGFP related to its exposure to subprime-backed credit default swaps and collateralized debt obligations and that he concealed these losses for his own benefit.

Derivative Action — Superior Court for the State of California, Los Angeles County.  On April 1, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, asserting claims on behalf of nominal defendant AIG against certain officers and directors of AIG. The complaint asserts claims for waste of corporate assets, breach of fiduciary duty, abuse of control, and unjust enrichment and constructive trust in connection with defendants’ approval of bonuses and retention payments.

Action by the Starr Foundation — Supreme Court of New York.  On May 7, 2008, the Starr Foundation filed a complaint in New York State Supreme Court against AIG, AIG’s former Chief Executive Officer, Martin Sullivan, and AIG’s then-Chief Financial Officer, Steven Bensinger, asserting a claim for common law fraud. The complaint alleges that the defendants made materially misleading statements and omissions concerning alleged multi-billion dollar losses in AIG’s portfolio of credit default swaps. The complaint asserts that if the Starr Foundation had known the truth about the alleged losses, it would have sold its remaining shares of AIG Common Stock and alleges that the Starr Foundation has suffered damages of at least $300 million. On May 30, 2008, a motion to dismiss the complaint was filed on behalf of defendants. After a hearing, the complaint was dismissed. On December 23, 2008, plaintiff filed a notice of appeal.

Canadian Securities Class Action — Ontario Superior Court of Justice.  On November 13, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported securities fraud class action against AIG, AIGFP, certain of AIG’s current and former officers and directors, and the former Chief Executive Officer of AIGFP. If the Court grants the application, a class plaintiff will be permitted to file a statement of claim against AIG. The proposed statement of claim would assert a class period of November 10, 2006 through September 16, 2008, and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act. On January 29, 2009, the Court approved a scheduling order for the respondents’ motion to dismiss, which will culminate in oral argument from February 1 through 5, 2010.

Panama Action — Tribunal del Circuito Civil, Panama City, Panama.  On February 26, 2009, SICO sought permission to file a complaint in Panamanian court against AIG. In the complaint, SICO alleges that AIG intentionally concealed from its shareholders, including SICO, its unstable financial situation and risk of losses, which ultimately resulted in losses to the value of SICO’s shares of AIG Common Stock. AIG has not received formal notice of service of the complaint.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

bid rigging. Nor did the settlements resolve any obligations that AIG may have to state guarantee funds in connection with any of these matters.

As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling approximately $338 million, including interest thereon, are included in other assets at March 31, 2009. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers’ compensation.

In addition to the escrowed funds, $800 million was deposited into a fund under the supervision of the SEC as part of the settlements to be available to resolve claims asserted against AIG by investors, including the securities class action shareholder lawsuits described below.

Also, as part of the settlements, AIG agreed to retain, for a period of three years, an independent consultant to conduct a review that included, among other things, the adequacy of AIG’s internal control over financial reporting, the policies, procedures and effectiveness of AIG’s regulatory, compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

Derivative Action — Southern District of New York.  Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action (the New York 2004/2005 Derivative Litigation under Securities Actions — Southern District of New York). The complaint in this action contains nearly the same types of allegations made in the securities fraud action described above. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (Ace), General Re, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG’s former Chief Executive Officer, Maurice R. Greenberg, and former Chief Financial Officer, Howard I. Smith, of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG’s Board of Directors has appointed a special committee of independent directors (Special Committee) to review the matters asserted in the operative consolidated derivative complaint. The court has entered an order staying this action pending resolution of the Delaware 2004/2005 Derivative Litigation discussed below. The court also has entered an order that termination of certain named defendants from the Delaware action applies to this action without further order of the court. On February 26, 2009, the Court dismissed those AIG officer and director defendants against whom the shareholder plaintiffs in the Delaware action had not pursued claims.

Derivative Actions — Delaware Chancery Court.  From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation (the Delaware 2004/2005 Derivative Litigation). The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, as in the New York 2004/2005 Derivative Litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in this action are similar to those alleged in the New York 2004/2005 Derivative Litigation, except that the claims are only under state law. In early 2007, the court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the Special Committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the Special Committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. On February 12, 2008, the court granted AIG’s motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Maurice Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs’ portions of the complaint. On February 11, 2009, the court denied the motions to dismiss filed by Maurice Greenberg, Edward Matthews, and Thomas Tizzio; granted the motion to dismiss filed by PwC without prejudice; and granted the motion to dismiss filed by certain former employees of AIG without prejudice for lack of personal jurisdiction. The shareholder plaintiffs’ application for interlocutory appeal of the dismissal of PwC was denied without prejudice by the Court. The motions to dismiss filed by the remaining parties are pending. On March 6, 2009, the Court granted an Order of Dismissal, Notice and Order of Voluntary Dismissal and Stipulation and Order of Dismissal to dismiss those individual defendants who were similarly situated to the individuals dismissed by the Court for lack of personal jurisdiction. On March 12, 2009, Defendant Greenberg filed his verified answer to AIG’s complaint; cross-claims against Marsh, Ace, Gen Re, and Thomas Tizzio; and a third-party complaint against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. Defendant Smith has also filed his answer to AIG’s complaint.

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

Derivative Action — Supreme Court of New York.  On February 11, 2009, shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation filed a derivative complaint in the Supreme Court of New York against the individual defendants who moved to dismiss the complaint in the Delaware 2004/2005 Derivative Litigation on personal jurisdiction grounds. The defendants include current and former officers and employees of AIG, Marsh, and General Re; AIG is named as a nominal defendant. The complaint in this action contains similar allegations to those made in the Delaware 2004/2005 Derivative Litigation described above. Discovery in this action is stayed pending the resolution of the claims against AIG in the securities actions described above under Securities Actions — Southern District of New York.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

The plaintiffs in the Employee Benefits Complaint are a group of individual employees and corporate and municipal employers alleging claims on behalf of two separate nationwide purported classes: an employee class and an employer class that acquired insurance products from the defendants from January 1, 1998 to December 31, 2004. The Employee Benefits Complaint names AIG, as well as various other brokers and insurers, as defendants. The activities alleged in the Employee Benefits Complaint, with certain exceptions, track the allegations made in the Commercial Complaint.

The Court in connection with the Commercial Complaint granted (without leave to amend) defendants’ motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The court declined to exercise supplemental jurisdiction over the state law claims in the Commercial Complaint and therefore dismissed it in its entirety. On January 14, 2008, the court granted defendants’ motion for summary judgment on the ERISA claims in the Employee Benefits Complaint and subsequently dismissed the remaining state law claims without prejudice, thereby dismissing the Employee Benefits Complaint in its entirety. On February 12, 2008, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit with respect to the dismissal of the Employee Benefits Complaint. Plaintiffs previously appealed the dismissal of the Commercial Complaint to the United States Court of Appeals for the Third Circuit on October 10, 2007. Both appeals are fully briefed and oral argument in both appeals was held on April 21, 2009.

A number of complaints making allegations similar to those in the Multi-district Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-district Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed pending a decision by the court on whether they will proceed during the appeal of the dismissal of the Multi-district Litigation. On August 20, 2008, the District Court, however, granted plaintiff’s motion to lift the stay in one tag-along matter and suggested that the case be remanded to the transferor court, and on November 26, 2008, the Judicial Panel on Multi-district Litigation issued an order remanding the case to the transferor court. On March 12, 2009, the transferor court held oral argument on the insurer defendants’ motion to dismiss and granted that motion from the bench. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the Multi-district Litigation proceeding. These efforts have generally been successful, although discovery has recently commenced in one case pending in New Jersey state court. Plaintiffs in another case pending in Texas state court moved to reopen discovery, and a hearing on that motion was held on April 9, 2008. The court subsequently issued an order deferring a ruling on the motion until a hearing was held on defendants’ special exceptions, which was held on April 3, 2009. At the April 3, 2009 hearing, the Court sustained defendants’ special exceptions and granted plaintiff 60 days to replead. The Court also continued the discovery stay. AIG has settled several of the various federal and state actions alleging claims similar to those in the Multi-district Litigation, including a state court action pending in Florida in which discovery had been allowed to proceed.

Ohio Attorney General Action — Ohio Court of Common Pleas.  On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio’s antitrust laws. The complaint, which is similar to the Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, and a $500-per-day penalty for each day of conspiratorial conduct. AIG, along with other co-defendants, moved to

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

dismiss the complaint on November 16, 2007. On June 30, 2008, the Court denied defendants’ motion to dismiss. On August 18, 2008, defendants filed their answers to the complaint. Discovery is ongoing.

Actions Relating to Workers’ Compensation Premium Reporting — Northern District of Illinois.  On May 24, 2007, the National Workers’ Compensation Reinsurance Pool (the NWCRP), on behalf of its participant members, filed a lawsuit in the United States District Court for the Northern District of Illinois against AIG with respect to the underpayment by AIG of its residual market assessments for workers’ compensation insurance (the NWCRP action). The complaint alleges claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG’s alleged underpayment of these assessments between 1970 and the present and seeks damages purportedly in excess of $1 billion. On August 6, 2007, the court denied AIG’s motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the court denied AIG’s motion to dismiss the complaint. On March 17, 2008, AIG filed an amended answer, counterclaims and third-party claims against the National Council on Compensation Insurance (in its capacity as attorney-in-fact for the NWCRP), the NWCRP, its board members, and certain of the other insurance companies that are members of the NWCRP alleging violations of RICO, as well as claims for conspiracy, fraud, and other state law claims. The counterclaim-defendants and third-party defendants filed motions to dismiss on June 9, 2008. On January 26, 2009, AIG filed a motion to dismiss all claims in the complaint for lack of subject matter jurisdiction. On February 23, 2009, the Court issued a decision and order sustaining AIG’s counterclaims and sustaining, in part, AIG’s third-party claims. The Court also dismissed certain of AIG’s third-party claims without prejudice. On April 13, 2009, third-party defendant Liberty Mutual filed third-party counterclaims against AIG, certain of its subsidiaries, and former AIG executives. The third-party counterclaims are substantially similar to those filed by the NWCRP, but also seek damages related to non-NWCRP states, guaranty funds, and special assessments, in addition to asserting claims for other violations of state law. On April 16, 2009, the Court ordered that all third-party defendants must assert any third-party counterclaims by April 30, 2009. The Court has otherwise stayed the entire case pending a ruling on AIG’s motion to dismiss for lack of subject matter jurisdiction, which is scheduled for a ruling on June 10, 2009.

On April 1, 2009, Safeco Insurance Company of America and Ohio Casualty Insurance Company filed a complaint in the United States District Court for the Northern District of Illinois, on behalf of a purported class of all NWCRP participant members, against AIG and certain of its subsidiaries with respect to the underpayment by AIG of its residual market assessments for workers’ compensation insurance. The complaint is styled as an “alternative complaint,” should the court grant AIG’s motion to dismiss the NWCRP lawsuit for lack of subject-matter jurisdiction. The allegations in the class action complaint are substantially similar to those filed by the NWCRP, but the complaint names former AIG executives as defendants and asserts a RICO claim against those executives. On April 9, 2009, the Court stayed the case pending disposition of AIG’s motion to dismiss for lack of subject-matter jurisdiction in the NWCRP lawsuit.

Action Relating to Workers’ Compensation Premium Reporting — District of South Carolina.  A purported class action was filed in the United States District Court for the District of South Carolina on January 25, 2008 against AIG and certain of its subsidiaries, on behalf of a class of employers that obtained workers’ compensation insurance from AIG companies and allegedly paid inflated premiums as a result of AIG’s alleged underreporting of workers’ compensation premiums. An amended complaint was filed on March 24, 2008, and AIG filed a motion to dismiss the amended complaint on April 21, 2008. On July 8, 2008, the court granted AIG’s motion to dismiss all claims without prejudice and granted plaintiff leave to refile subject to certain conditions. Plaintiffs filed their second amended complaint on July 22, 2008. AIG moved to dismiss the second amended complaint on August 22, 2008. On March 27, 2009, the court granted AIG’s motion to dismiss all claims related to pre-2001 policies and all claims against two AIG subsidiaries but denied the motion to dismiss as to claims against AIG and the remaining subsidiaries. The court also granted AIG’s motion to strike certain allegations from the complaint. Limited discovery related to AIG’s filed-rate doctrine defense is proceeding and it is expected that certain legal issues related to that defense will be certified to the South Carolina Supreme Court for determination.

Litigation Relating to SICO.  In July 2005 SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork, and asking the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. On June 23, 2008, the Court denied in part and granted in part SICO’s motion for summary judgment, and on July 31, 2008 the parties submitted a joint pre-trial order. Trial is scheduled to commence on June 15, 2009.

Litigation Matters Relating to AIG’s General Insurance Operations

Caremark.  AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In addition, the intervenor-plaintiffs originally alleged that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the Lawyer Defendants) were also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty. The complaints filed by the plaintiffs and the intervenor-plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors’ complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The matter was stayed pending appeal to the Alabama Supreme Court. In September 2008, the Alabama Supreme Court affirmed the trial court’s dismissal of the Lawyer Defendants. After the case was sent back down to the trial court, the intervenor- plaintiffs retained additional counsel — the law firm of Haskell Slaughter Young & Rediker, LLC (Haskell Slaughter) — and filed an Amended Complaint in Intervention on December 1, 2008. The Amended Complaint in Intervention names only Caremark and AIG and various subsidiaries as defendants and purports to bring claims against all defendants for deceit and conspiracy to deceive. In addition, the Amended Complaint in Intervention purports to bring a claim against AIG and its subsidiaries for aiding and abetting Caremark’s alleged deception. The defendants have moved to dismiss the Amended Complaint, and, in the alternative, for a more definite statement. The intervenor-plaintiffs have yet to respond to defendants’ motion but have indicated to the court that they intend to remedy any defects in their Amended Complaint by filing another amended complaint. After the appearance of the Haskell Slaughter firm on behalf of the intervenor-plaintiffs, the plaintiffs moved to disqualify all of the lawyers for the intervenor-plaintiffs because, among other things, the Haskell Slaughter firm previously represented Caremark. The intervenor-plaintiffs, in turn, moved to disqualify the lawyers for the plaintiffs in the first-filed action. The trial court heard oral argument on the motions to disqualify on February 6, 2009. On March 2, 2009, both sets of plaintiffs filed motions to withdraw their respective motions to disqualify each other after reaching an agreement among themselves that the Laur iello plaintiffs would act as lead counsel. The McArthur intervenors also moved to withdraw their Amended Complaint in Intervention. The trial court granted all motions to withdraw and ordered the parties to appear on March 26, 2009 for a status conference. Before the conference, the McArthur intervenors purported to dismiss their claims against Lauriello with prejudice pursuant to Ala. R. Civ. P. 41. The defendants argued that such dismissal was improper absent Court approval, but the Court approved the dismissal on April 2, 2009. At a class action scheduling conference held on April 14, 2009, the Court established a schedule for class action discovery that will lead to a hearing on class certification in March 2010.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

(b)	Commitments

Flight Equipment

At March 31, 2009, ILFC had committed to purchase 150 new aircraft, deliverable from 2009 through 2019, at an estimated aggregate purchase price of $15.7 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

Included in the 150 new aircraft are 74 Boeing 787 aircraft (B787s), with the first aircraft currently scheduled to be delivered in July 2012. Boeing has made several announcements concerning delays in the deliveries of the B787s and ILFC is in discussion with Boeing related to potential delay compensation and penalties for which ILFC may be eligible. ILFC has signed leases for 31 of the 74 B787s on order. Under the terms of ILFC’s B787 leases, the lessees may be entitled to share in any compensation which ILFC receives from Boeing for late delivery of the aircraft.

Other Commitments

In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $8.9 billion at March 31, 2009.

On June 27, 2005, AIG entered into an agreement pursuant to which AIG agreed, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in (c) below under “Benefits Provided by Starr International Company, Inc. and C.V. Starr & Co., Inc.”).

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

10.	Employee Benefits

The components of the net periodic benefit cost with respect to pensions and other postretirement benefits were as follows:

	Pensions			Postretirement
	Non U.S.	U.S.		Non U.S.	U.S.
	Plans	Plans	Total	Plans	Plans	Total
	(In millions)

Three Months Ended March 31, 2009
Components of net periodic benefit cost:
Service cost	$31	$41	$72	$3	$3	$6
Interest cost	16	55	71	1	4	5
Expected return on assets	(9)	(55)	(64)	—	—	—
Amortization of prior service credit	(3)	—	(3)	—	—	—
Amortization of net actuarial losses	11	24	35	—	—	—
Curtailment gain	—	—	—	—	(3)	(3)
Settlement loss	3	—	3	—	—	—

Net periodic benefit cost	$49	$65	$114	$4	$4	$8

Three Months Ended March 31, 2008
Components of net periodic benefit cost:
Service cost	$24	$32	$56	$2	$2	$4
Interest cost	14	50	64	1	4	5
Expected return on assets	(11)	(60)	(71)	—	—	—
Amortization of prior service credit	(3)	—	(3)	—	—	—
Amortization of net actuarial losses	4	4	8	—	—	—

Net periodic benefit cost	$28	$26	$54	$3	$6	$9

In connection with the sale of HSB on March 31, 2009, AIG recognized in income as part of the net gain from the sale, a net settlement gain of $57 million due to the transfer of certain HSB-sponsored pension plans in the first quarter.

As of the end of the first quarter of 2009, AIG has contributed approximately $468 million to its U.S. and non-U.S. pension plans and expects to contribute an additional $132 million during 2009. Such subsequent 2009 contributions will depend, however, on various factors, including AIG’s liquidity, asset dispositions, market performance and management discretion.

11.	Federal Income Taxes

Interim Period Tax Assumptions and Effective Tax Rates

AIG is unable to make a reliable estimate of the annual effective tax rate for 2009 due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective tax rate for the interim period is being utilized.

The effective tax rate on the pre-tax loss for the three-month period ended March 31, 2009 was 19.4 percent. The effective tax rate was lower than the statutory rate of 35 percent due primarily to a $1.6 billion increase in the valuation allowance to $22.5 billion against a portion of AIG’s net deferred tax assets, partially offset by $587 million of deferred tax benefits mainly attributable to the book to tax basis differences of AIG parent’s investment in subsidiaries and other discrete period items.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The effective tax rate on the pre-tax loss for the three-month period ended March 31, 2008 was 31.4 percent. The effective tax rate was lower than the statutory rate of 35 percent due primarily to $703 million of tax charges comprised of increases in the reserves for uncertain tax positions and other discrete period items.

Valuation Allowances on Deferred Tax Assets

At March 31, 2009 and December 31, 2008, AIG recorded a net deferred tax asset after valuation allowance of $14.3 billion and $11.0 billion, respectively. The increase in the net deferred tax asset of $3.3 billion includes $1.6 billion of deferred taxes attributable to Other comprehensive loss. The remaining increase results from the tax benefit of $3.3 billion on the operating loss offset by an increase in the valuation allowance of $1.6 billion. FAS 109, “Accounting for Income Taxes,” permits this asset to be recorded if the asset meets a more likely than not standard (i.e., more than 50 percent likely) that the asset will be realized. Realization of AIG’s net deferred tax asset depends on AIG’s ability to consummate the proposed AIA and ALICO debt for equity exchanges with the FRBNY and to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred. Estimates of future taxable income could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG’s consolidated financial condition or its results of operations.

When making its assessment about the realization of its deferred tax assets at March 31, 2009, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed through April 30, 2009 and additional actions expected to be completed during the remainder of 2009, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

At March 31, 2009, AIG has a deferred tax asset related to stock compensation of $226 million. Due to the significant decline in AIG’s stock price, these deferred tax assets may not be realizable in the future. FAS 123(R), “Share-Based Payments,” precludes AIG from recognizing an impairment charge on these assets until the related stock awards are exercised, vested or expired. Any charge associated with the deferred tax asset would likely be reflected in additional paid in capital rather than in income tax expense.

Tax Litigation

On February 26, 2009, AIG filed a complaint in the United States District Court for the Southern District of New York seeking a refund of approximately $306 million in taxes, interest and penalties paid with respect to its 1997 taxable year. AIG alleges that the IRS improperly disallowed foreign tax credits and that AIG’s taxable income should be reduced as a result of AIG’s 2005 restatement of its consolidated financial statements.

FIN 48

At March 31, 2009 and December 31, 2008, AIG’s unrecognized tax benefits, excluding interest and penalties, were $3.4 billion. At March 31, 2009 and December 31, 2008, AIG’s unrecognized tax benefits included $667 million and $665 million, respectively, related to tax positions the disallowance of which would not affect the effective tax rate. Accordingly, at March 31, 2009 and December 31, 2008, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $2.7 billion.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At March 31, 2009 and December 31, 2008, AIG had accrued $417 million and $426 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

AIG continually evaluates adjustments proposed by taxing authorities. At March 31, 2009, such proposed adjustments would not result in a material change to AIG’s consolidated financial condition, although it is possible

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

that the effect could be material to AIG’s consolidated results of operations for an individual reporting period. Although it is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

12.	Information Provided in Connection With Outstanding Debt

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Condensed Consolidating Balance Sheet

	American
	International
	Group, Inc.		Other		Consolidated
	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
	(In millions)

March 31, 2009
Assets:
Investments(a)	$13,204	$—	$742,005	$(145,078)	$610,131
Loans to subsidiaries(b)	69,429	—	(69,429)	—	—
Cash	139	—	3,890	—	4,029
Investment in consolidated subsidiaries(b)	61,384	22,387	12,802	(96,573)	—
Debt issuance costs, including prepaid commitment asset of $14,636	14,933	—	—	—	14,933
Other assets	15,049	2,698	173,006	(88)	190,665

Total assets	$174,138	$25,085	$862,274	$(241,739)	$819,758

Liabilities:
Insurance liabilities	$—	$—	$490,326	$(159)	$490,167
Federal Reserve Bank of New York credit facility	47,405	—	—	—	47,405
Other long-term debt	46,578	2,097	235,108	(143,985)	139,798
Other liabilities(a)	34,396	3,156	50,131	483	88,166

Total liabilities	128,379	5,253	775,565	(143,661)	765,536

Redeemable noncontrolling interest in partially owned consolidated subsidiaries	—	—	1,013	—	1,013

Total AIG shareholders’ equity	45,759	19,832	77,407	(97,239)	45,759
Noncontrolling interest	—	—	8,289	(839)	7,450

Total equity	45,759	19,832	85,696	(98,078)	53,209

Total liabilities and equity	$174,138	$25,085	$862,274	$(241,739)	$819,758

December 31, 2008
Assets:
Investments(a)	$16,110	$—	$753,181	$(132,379)	$636,912
Loans to subsidiaries(b)	64,283	—	(64,283)	—	—
Cash	103	—	8,539	—	8,642
Investment in consolidated subsidiaries(b)	65,724	23,256	34,499	(123,479)	—
Debt issuance costs, including prepaid commitment asset of $15,458	15,743	—	—	—	15,743
Other assets	11,707	2,626	185,095	(307)	199,121

Total assets	$173,670	$25,882	$917,031	$(256,165)	$860,418

Liabilities:
Insurance liabilities	$—	$—	$503,171	$(103)	$503,068
Federal Reserve Bank of New York credit facility	40,431	—	—	—	40,431
Other long-term debt	47,928	2,097	234,701	(131,954)	152,772
Other liabilities(a)	32,601	3,063	64,804	953	101,421

Total liabilities	120,960	5,160	802,676	(131,104)	797,692

Redeemable noncontrolling interest in partially owned consolidated subsidiaries	—	—	1,921	—	1,921

Total AIG shareholders’ equity	52,710	20,722	103,489	(124,211)	52,710
Noncontrolling interest	—	—	8,945	(850)	8,095

Total equity	52,710	20,722	112,434	(125,061)	60,805

Total liabilities and equity	$173,670	$25,882	$917,031	$(256,165)	$860,418

(a)	Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.
(b)	Eliminated in consolidation.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Condensed Consolidating Statement of Operations

	American
	International
	Group, Inc.		Other		Consolidated
	(as Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
	(In millions)

Three Months Ended March 31, 2009
Operating loss	$(2,934)	$(29)	$(3,405)	$—	$(6,368)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	(2,598)	(1,022)	—	3,620	—
Dividend income from consolidated subsidiaries(a)	226	—	—	(226)	—
Income tax expense (benefit)(b)	(953)	(8)	(274)	—	(1,235)

Net loss	(4,353)	(1,043)	(3,131)	3,394	(5,133)
Less: Net loss attributable to noncontrolling interest	—	—	(780)	—	(780)

Net loss attributable to AIG	$(4,353)	$(1,043)	$(2,351)	$3,394	$(4,353)

Three Months Ended March 31, 2008
Operating loss	$(833)	$(21)	$(10,410)	$—	$(11,264)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	(7,754)	(1,246)	—	9,000	—
Dividend income from consolidated subsidiaries(a)	749	—	—	(749)	—
Income tax expense (benefit)(b)	(33)	(3)	(3,501)	—	(3,537)

Net loss	(7,805)	(1,264)	(6,909)	8,251	(7,727)
Less: Net income attributable to noncontrolling interest	—	—	78	—	78

Net loss attributable to AIG	$(7,805)	$(1,264)	$(6,987)	$8,251	$(7,805)

(a)	Eliminated in consolidation.

(b)	The net tax benefit recorded on AIG parent includes an increase in the valuation allowance of $959 million against a portion of the consolidated AIG deferred tax assets as well as deferred tax benefits mainly attributable to the book to tax basis differences of AIG parent’s investment in subsidiaries and other discrete items. The net tax benefit recorded on other subsidiaries also includes an increase in the valuation allowance of $674 million against a portion of the consolidated AIG deferred tax assets. See Note 11 for additional information.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Condensed Consolidating Statement of Cash Flows

	American
	International
	Group, Inc.		Other	Consolidated
	(as Guarantor)	AIGLH	Subsidiaries	AIG
	(In millions)

Three Months Ended March 31, 2009
Net cash (used in) provided by operating activities	$(856)	$—	$4,854	$3,998

Cash flows from investing activities:
Invested assets disposed	4,081	—	33,351	37,432
Invested assets acquired	(3,119)	—	(27,193)	(30,312)
Loans to subsidiaries — net	(4,254)	—	4,254	—
Other	(2,355)	—	(4,207)	(6,562)

Net cash (used in) provided by investing activities	(5,647)	—	6,205	558

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	10,900	—	—	10,900
Repayment of Federal Reserve Bank of New York credit facility Borrowings	(4,600)	—	—	(4,600)
Issuance of long-term debt	—	—	1,209	1,209
Repayments of long-term debt	(561)	—	(5,392)	(5,953)
Other	800	—	(11,354)	(10,554)

Net cash (used in) provided by financing activities	6,539	—	(15,537)	(8,998)

Effect of exchange rate changes on cash	—	—	(171)	(171)

Change in cash	36	—	(4,649)	(4,613)
Cash at beginning of period	103	—	8,539	8,642

Cash at end of period	$139	$—	$3,890	$4,029

Three Months Ended March 31, 2008
Net cash (used in) provided by operating activities	$1,170	$557	$6,572	$8,299

Cash flows from investing:
Invested assets disposed	400	—	43,325	43,725
Invested assets acquired	(1,463)	—	(40,818)	(42,281)
Other	3,007	(58)	(756)	2,193

Net cash (used in) provided by investing activities	1,944	(58)	1,751	3,637

Cash flows from financing activities:
Issuance of long-term debt	214	—	12,345	12,559
Repayments of long-term debt	(28)	—	(19,880)	(19,908)
Payments advanced to purchase shares	(1,000)	—	—	(1,000)
Cash dividends paid to shareholders	(498)	—	—	(498)
Other	(1,612)	(500)	(830)	(2,942)

Net cash (used in) provided by financing activities	(2,924)	(500)	(8,365)	(11,789)

Effect of exchange rate changes on cash	—	—	58	58

Change in cash	190	(1)	16	205
Cash at beginning of period	84	1	2,199	2,284

Cash at end of period	$274	$—	$2,215	$2,489

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Condensed Consolidating Statement of Cash Flows — (Continued)

Supplementary disclosure of cash flow information:

Three Months Ended March 31,	2009	2008
	(In millions)

Intercompany non-cash financing/investing activities:
Other non-cash capital contributions to subsidiaries	$146	$451

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

The revisions and their effect on the American International Group, Inc. (as Guarantor) Condensed Statement of Cash Flows for the three months ended March 31, 2008 were as follows:

	Originally Reported
	March 31, 2008	Revisions	As Revised
	(In millions)

Cash flows provided by (used in) operating activities	$504	$666	$1,170

Cash flows provided by (used in) investing activities	2,608	(664)	1,944

Cash flows provided by (used in) financing activities	(2,922)	(2)	(2,924)

American International Group, Inc. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to AIG’s operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections and statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things, the outcome of the recently completed and proposed transactions with the Federal Reserve Bank of New York (FRBNY) and the United States Department of the Treasury (Department of the Treasury), the number, size, terms, cost and timing of dispositions and their potential effect on AIG’s businesses, financial condition, results of operations, cash flows and liquidity (and AIG at any time and from time to time may change its plans with respect to the sale of one or more businesses), AIG’s exposures to subprime mortgages, monoline insurers and the residential and commercial real estate markets, the separation of AIG’s businesses from AIG parent company, AIG’s ability to retain and motivate its employees and AIG’s strategy for growth, product development, market position, financial results and reserves. It is possible that AIG’s actual results and financial condition will differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in

American International Group, Inc. and Subsidiaries

the specific projections and statements include a failure of the completed transactions with the FRBNY or the Department of the Treasury to achieve their desired objectives or a failure to complete the proposed transactions with the FRBNY, developments in global credit markets and such other factors as discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors of AIG’s Annual Report on Form 10-K for the year ended December 31, 2008 (as amended, the 2008 Annual Report on Form 10-K). AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

In addition to reviewing AIG’s results for the three-month period ended March 31, 2009, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) supplements and updates the information and discussion included in the 2008 Annual Report on Form 10-K to reflect developments in or affecting AIG’s business to date during 2009. Throughout this MD&A, AIG presents its operations in the way it believes will be most meaningful. Statutory underwriting profit (loss) is presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG also uses cross-references to additional information included in this Quarterly Report on Form 10-Q and in the 2008 Annual Report on Form 10-K to assist readers seeking related information on a particular subject.

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

Consideration of AIG’s Ability to Continue as a Going Concern

In the 2008 Annual Report on Form 10-K, management disclosed the conditions and events that led management to conclude that AIG would have adequate liquidity to finance and operate AIG’s businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months. At that time, the United States government issued the following statement referring to the March 2009 agreements in principle and other transactions they expected to undertake with AIG to strengthen its capital position, enhance its liquidity, reduce its borrowing costs and facilitate AIG’s asset disposition program.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management assessed whether AIG had the ability to continue as a going concern. See Note 1 to the Consolidated Financial Statements. In making this assessment, AIG considered:

•	The commitment of the FRBNY and the Department of the Treasury to the orderly restructuring of AIG and their commitment to continuing to work with AIG to maintain its ability to meet its obligations as they come due;

American International Group, Inc. and Subsidiaries

•	The liquidity events in the second half of 2008, including transactions with the FRBNY and the Department of the Treasury;

•	AIG’s liquidity-related actions and plans to stabilize its businesses and repay the debt outstanding under the facility (the FRBNY Facility) provided by the FRBNY under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY;

•	The level of AIG’s realized and unrealized losses and the negative impact of these losses in shareholders’ equity and on the capital levels of AIG’s insurance subsidiaries;

•	The substantial resolution of the liquidity issues surrounding the multi-sector super senior credit default swap portfolio of AIG Financial Products Corp. and AIG Trading Group, Inc. and their respective subsidiaries (collectively AIGFP) and the U.S. securities lending program;

•	The additional capital provided to AIG by the Department of the Treasury;

•	Recently completed transactions with the FRBNY and the Department of the Treasury;

•	The planned sales of significant subsidiaries;

•	The continuing liquidity issues in AIG’s businesses and AIG’s actions to address such issues; and

•	The substantial risks to which AIG is subject.

Each of these items is discussed in more detail below.

In considering these items, management made significant judgments and estimates with respect to the potentially adverse financial and liquidity effects of AIG’s risks and uncertainties. Management also assessed other items and risks arising in AIG’s businesses and made reasonable judgments and estimates with respect thereto. After consideration, management believes that it will have adequate liquidity to finance and operate AIG’s businesses and continue as a going concern for at least the next twelve months.

It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect or that the principal transactions discussed below are not consummated. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due.

Capital Resources and Liquidity

Liquidity

Liquidity Events in the Second Half of 2008

In the second half of 2008, AIG experienced an unprecedented strain on liquidity. The two principal causes of the liquidity strain were demands for the return of cash collateral under the U.S. securities lending program and collateral calls on AIGFP’s super senior multi-sector collateralized debt obligation (CDO) credit default swap portfolio. Both of these liquidity strains were significantly exacerbated by the downgrades of AIG’s long-term debt ratings by Standard & Poor’s, a division of the McGraw Hill Companies, Inc. (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings (Fitch) on September 15, 2008. This strain led to a series of transactions with the FRBNY and the Department of the Treasury. See the 2008 Annual Report on Form 10-K for a complete discussion of these agreements, which are outlined below.

•	FRBNY Credit Agreement

•	Issuance of AIG’s Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series D Preferred Stock)

•	Termination of $62 billion of credit default swaps

•	Resolution of U.S. Securities Lending Program

•	AIG Affiliates’ Participation in FRBNY’s Commercial Paper Funding Facility (CPFF)

American International Group, Inc. and Subsidiaries

•	Issuance of AIG’s Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (AIG Series C Preferred Stock). See Note 7 to the Consolidated Financial Statements for discussion of the issuance of the AIG Series C Preferred Stock.

2009 Completed and Proposed Transactions

Exchange of AIG Series D Preferred Stock for AIG Series E Preferred Stock

On April 17, 2009, AIG entered into a Securities Exchange Agreement (the Series E Exchange Agreement) with the Department of the Treasury pursuant to which, among other things, the Department of the Treasury exchanged 4,000,000 shares of AIG Series D Preferred Stock for 400,000 shares of AIG’s Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock), with an aggregate liquidation preference of $41,604,576,000, which represents the issuance-date aggregate liquidation preference of the AIG Series D Preferred Stock surrendered plus accumulated but unpaid dividends thereon. The terms of the AIG Series E Preferred Stock are substantially the same as those of the AIG Series D Preferred Stock, except that the dividends are not cumulative, the liquidation preferences per share differ, and the AIG Series E Preferred Stock is subject to a replacement capital covenant. Concurrently with the exchange of the shares of AIG Series D Preferred Stock for shares of the AIG Series E Preferred Stock, AIG entered into a replacement capital covenant in favor of the holders of a series of AIG debt, pursuant to which AIG agreed that prior to the third anniversary of the issuance of the AIG Series E Preferred Stock, AIG will not redeem or purchase, and no subsidiary of AIG will purchase, all or any part of the AIG Series E Preferred Stock except with the proceeds obtained from the issuance by AIG or any subsidiary of AIG of certain capital securities.

The Series E Exchange Agreement also permits the Department of the Treasury, under certain circumstances, to exchange the warrant received in connection with the issuance of the AIG Series D Preferred Stock (AIG Series D Warrant) for 53,798,766 shares of the AIG Series C Preferred Stock.

Issuance of AIG Series F Preferred Stock and Entry into $29.835 billion Department of the Treasury Commitment

On April 17, 2009, AIG entered into a Securities Purchase Agreement (the Series F Purchase Agreement) with the Department of the Treasury pursuant to which, among other things, AIG issued to the Department of the Treasury (i) 300,000 shares of AIG’s Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series F Preferred Stock), and (ii) a warrant (AIG Series F Warrant) to purchase 3,000 shares of AIG’s common stock, par value $2.50 per share (AIG Common Stock).

Pursuant to the Series F Purchase Agreement, the Department of the Treasury has committed for five years to provide immediately available funds (the Department of the Treasury Commitment) in an amount up to $29.835 billion (the Available Amount) so long as:

•	AIG is not a debtor in a pending case under Title 11 of the United States Code; and

•	the Trust (or any successor entity established for the sole benefit of the United States Treasury) and the Department of the Treasury, in the aggregate, “beneficially owns” more than 50 percent of the aggregate voting power of AIG’s voting securities.

The Available Amount will be decreased by the aggregate amount of financial assistance that the Department of the Treasury provides to AIG, its subsidiaries or any special purpose vehicle established by or for the benefit of AIG or any of its subsidiaries after the issuance of the AIG Series F Preferred Stock and the AIG Series F Warrant, unless otherwise specified by the Department of the Treasury, in its sole discretion, under the terms of such financial assistance.

The Series E Exchange Agreement and the Series F Purchase Agreement restrict AIG’s ability to repurchase capital stock and require AIG to continue to maintain policies limiting corporate expenses, lobbying activities and executive compensation.

The terms of the AIG Series F Preferred Stock are substantially the same as the AIG Series E Preferred Stock, except that the liquidation preferences per share differ and the AIG Series F Preferred Stock is not subject to a

American International Group, Inc. and Subsidiaries

replacement capital covenant. The liquidation preference of the AIG Series F Preferred Stock is initially $0 per share and will be increased pro rata by the amount of each drawdown of the Department of the Treasury Commitment.

The AIG Series F Warrant is exercisable, at any time, at an initial exercise price of $0.000001 per share. The AIG Series F Warrant will not be subject to any contractual restrictions on transfer other than such as are necessary to ensure compliance with U.S. federal and state securities laws. The Department of the Treasury has agreed that it will not exercise any voting rights with respect to the AIG Common Stock issued upon exercise of the Series F Warrant.

Modification to the FRBNY Facility

On April 17, 2009, AIG and the FRBNY entered into Amendment No. 3 to the FRBNY Credit Agreement. The FRBNY Credit Agreement was amended, among other things, to:

•	remove the minimum 3.5 percent LIBOR borrowing rate floor; and

•	permit the issuance by AIG of the AIG Series E Preferred Stock, the AIG Series F Preferred Stock and the AIG Series F Warrant to the Department of the Treasury.

Repayment of the FRBNY Facility with Subsidiary Preferred Equity

On March 2, 2009, AIG and the Board of Governors of the Federal Reserve System announced their intent to enter into transactions pursuant to which AIG will transfer to the FRBNY preferred equity interests in newly formed special purpose vehicles (SPVs). Each SPV will hold (directly or indirectly) 100 percent of the common stock of an AIG operating subsidiary (American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA) in one case and American Life Insurance Company (ALICO) in the other). In exchange for the preferred equity interests received by the FRBNY, there would be a concurrent substantial reduction in the outstanding balance and maximum available amount to be borrowed under the FRBNY Facility.

Securitizations

On March 2, 2009, AIG and the Board of Governors of the Federal Reserve System announced their intent to enter into a transaction pursuant to which AIG will issue to the FRBNY senior certificates in one or more newly-formed SPVs to be repaid with the net cash flows from designated blocks of existing life insurance policies in settlement of a portion of the outstanding balance of the FRBNY Facility. The amount of the FRBNY Facility reduction will be based on the proceeds received. The SPVs are expected to be consolidated by AIG.

Liquidity Position

At April 29, 2009, AIG had outstanding borrowings under the FRBNY Facility of $42.6 billion, with a remaining borrowing capacity of $17.4 billion, and accrued compounding interest and fees totaled $4.3 billion. At April 30, 2009, AIG had not drawn any amounts under the Department of the Treasury Commitment, and therefore had additional capacity to draw up to $29.835 billion thereunder.

American International Group, Inc. and Subsidiaries

Net borrowings outstanding and remaining available amount that can be borrowed under the FRBNY Facility were as follows:

	Inception Through
	December 31,	March 31,	Increase
	2008	2009	(Decrease)
	(In millions)

Net borrowings:
Loans to AIGFP for collateral postings, GIA and other debt maturities	$46,997	$51,347	$4,350
AIGFP repayments to AIG	(4,093)	(7,304)	(3,211)
Capital contributions and loans to insurance companies(a)	20,850	23,041	2,191
Repayment of obligations to securities lending program	3,160	3,160	—
Repayment of intercompany loans	1,528	1,528	—
Contributions to AIGCFG subsidiaries	1,672	1,694	22
Loans to ILFC	—	1,700	1,700
Debt payments	2,109	2,869	760
Funding of equity interest in ML III	5,000	5,000	—
Repayment from the proceeds of the issuance of Series D Preferred Stock and common stock warrant	(40,000)	(40,000)	—
Other(b)	(423)	65	488

Net borrowings	36,800	43,100	6,300

Total FRBNY Facility	60,000	60,000	—

Remaining available amount	23,200	16,900	(6,300)

Net borrowings	36,800	43,100	6,300
Accrued compounding interest and fees(c)	3,631	4,305	674

Total balance outstanding	$40,431	$47,405	$6,974

(a)	Includes securities lending activities.

(b)	Includes repayments from funds received from the securities lending agreement, dated as of October 8, 2008, between certain of AIG’s domestic life insurance subsidiaries and the FRBNY (the FRBNY Securities Lending Agreement) and the Commercial Paper Funding Facility (the CPFF).

(c)	Excludes interest payable of $8 million and $9 million at December 31, 2008 and March 31, 2009, respectively, which was included in Other liabilities.

American International Group, Inc. and Subsidiaries

Additional sources of liquidity for AIG are detailed in Liquidity of Parent and Subsidiaries below.

AIG’s Strategy for Stabilization and Repayment of AIG’s Obligations as They Come Due

Future Cash Requirements

The following table shows the maturing debt of AIG and its subsidiaries for the next four quarters:

	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2010	Total
	(In millions)

AIG	$116	$4	$1,000	$888	$2,008
AIG MIP	1,151	—	—	500	1,651
AIGFP	655	2,001	1,025	1,147	4,828
ILFC(a)	1,104	1,161	2,992	700	5,957
AGF(b)	931	3,209	1,662	659	6,461
Other subsidiaries	345	112	273	59	789

Total	$4,302	$6,487	$6,952	$3,953	$21,694

(a)	International Lease Finance Corporation.

(b)	American General Finance, Inc.

In addition, at April 29, 2009, AIG affiliates had $12.3 billion of commercial paper outstanding under the CPFF, including $4.9 billion issued by AIG Funding, Inc. (AIG Funding), with the majority of maturities in July 2009. If AIG’s short-term ratings are downgraded, AIG Funding may lose access to the CPFF and would be required to find other sources to fund the maturing commercial paper.

AIG expects to meet these obligations primarily through borrowings from the FRBNY Facility and the cash flows, including from dispositions, of assets supporting these obligations. Debt maturities for the Matched Investment Program (MIP) are expected to be funded through cash flows generated by the sale or financing of the asset portfolios in the program. Approximately $3.4 billion of AIGFP’s debt maturities through March 31, 2010 are fully collateralized with assets backing the corresponding liabilities. It is expected that American General Finance, Inc. (AGF) and International Lease Finance Corporation (ILFC) will require support from AIG, in addition to their cash flows from operations and proceeds from asset sales and securitizations, to meet their existing obligations. AIG intends to provide such support through May 15, 2010.

In the first three months of 2009, AIG made capital contributions of $1.25 billion to certain of its Domestic Life Insurance & Retirement Services companies. If a substantial portion of the Domestic Life Insurance & Retirement Services bond portfolio diminishes significantly in value or suffers credit events, AIG may need to provide additional capital support for these operations.

In addition, AIG made capital contributions of $641 million to its Domestic General Insurance companies in the first three months of 2009. AIG does not anticipate making additional capital contributions to the Domestic General Insurance companies.

AIG has developed certain plans (described below), some of which have already been implemented, to provide stability to its businesses and to provide for the timely repayment of the FRBNY Facility; other plans are still being formulated.

Asset Disposition Plan

Since October 2008, when AIG originally announced a restructuring plan under which AIG’s Life Insurance & Retirement Services operations and certain other businesses would be divested in whole or in part, AIG has sold certain businesses and assets and has entered into contracts to sell others. However, global market conditions have continued to deteriorate, posing risks to AIG’s ability to divest assets at acceptable values. As announced on March 2, 2009, AIG’s restructuring plan has evolved in response to these market conditions. Specifically, AIG’s

American International Group, Inc. and Subsidiaries

current plans involve transactions between AIG and the FRBNY with respect to AIA and ALICO. Additionally, AIG announced its plans to create an independent entity by transferring AIG’s U.S. property and casualty and foreign general insurance businesses into a special purpose vehicle in preparation for the potential sale of a minority stake.

AIG believes that these current plans are necessary to maximize the value of its businesses over a longer time frame. Therefore, some businesses that have previously been prepared for sale will be divested, some will be held for later divestiture, and some businesses will be prepared for potential offerings to the public. Dispositions of certain businesses will be subject to regulatory approval. Proceeds from these dispositions, to the extent they do not represent required capital of AIG’s insurance company subsidiaries, are contractually required to be applied toward the repayment of the FRBNY Facility as mandatory prepayments.

In connection with AIG’s asset disposition plan, through April 30, 2009, AIG had sold, or entered into contracts to sell, the following operations:

•	On November 26, 2008, AIG closed the sale of its 50 percent stake in the Brazilian joint venture Unibanco AIG Seguros S.A. to AIG’s joint-venture partner Unibanco-União de Bancos Brasileiros S.A.

•	On December 18, 2008, AIG closed the sale of the assets of its Taiwan Finance business to Taiwan Acceptance Corporation.

•	On March 12, 2009, AIG closed the sale of AIG PhilAm Savings Bank, PhilAm Auto Financing and Leasing, and PFL Holdings to EastWest Banking Corporation.

•	On March 31, 2009, AIG closed the sale of HSB Group, Inc. (HSB), the parent company of the Hartford Steam Boiler Inspection and Insurance Company, to Munich Re Group.

•	On April 1, 2009, AIG closed the sale of AIG Life Insurance Company of Canada to BMO Financial Group.

•	On April 8, 2009, AIG closed the sale of AIG Retail Bank Public Company Limited and AIG Card (Thailand) to Bank of Ayudhya.

•	On April 16, 2009, AIG closed the sale of AIG Private Bank Ltd. to Aabar Investments PJSC.

•	On April 16, 2009, AIG entered into a contract to sell 21st Century Insurance Group to Farmers Group, Inc. This sale is expected to close in the third quarter of 2009.

•	On April 24, 2009, AIG closed the sale of Deutsche Versicherungs-und Rückversicherungs-Aktiengesellschaft (Darag), a German general insurance subsidiary of AIG subsidiary Württembergische und Badische Versicherungs-AG(WüBa) in Germany, to Augur.

These nine operations had total assets and liabilities with carrying values of approximately $19.7 billion and $15.9 billion, respectively, at March 31, 2009. Aggregate total proceeds from the sale of these nine businesses, including proceeds applied to repay intercompany loan facilities, are expected to be $4.6 billion. These nine transactions are expected to generate $2.2 billion of net cash proceeds.

AIG expects to divest its Institutional Asset Management businesses consisting of investment services that are offered to external clients. These businesses offered for sale exclude those providing traditional fixed income and shorter duration asset and liability management for AIG’s insurance company subsidiaries as well as proprietary real estate and private equity investments and the MIP. The separation of these asset management businesses will require the establishment of shared service arrangements between the remaining asset management businesses and those that are sold as well as the establishment of new asset management contracts, which will be determined in conjunction with the buyers of these businesses. AIG expects to continue relationships with the divested businesses for other investment management services used by certain AIG subsidiaries.

AIGFP is engaged in a multi-step process of unwinding its businesses and portfolios. In connection with that process, certain assets have been sold, or are under contract to be sold. The proceeds from these sales will be used to fund AIGFP’s wind-down and are not included in the amounts above. The FRBNY has waived the requirement under the FRBNY Credit Agreement that the proceeds of these specific pending sales be applied as a mandatory

American International Group, Inc. and Subsidiaries

prepayment under the FRBNY Facility, which would result in a permanent reduction of the FRBNY’s commitment to lend to AIG. Instead, the FRBNY has given AIGFP permission to retain the proceeds of these completed sales, and has required that such proceeds received from certain future sales be used to voluntarily prepay the FRBNY Facility, with the amounts prepaid available for future reborrowing subject to the terms of the FRBNY Facility. With the consent of the FRBNY, AIGFP is also opportunistically terminating contracts. AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with AIG’s affiliated businesses. Due to the long-term duration of AIGFP’s derivative contracts and the complexity of AIGFP’s portfolio, AIG expects that an orderly wind-down of AIGFP will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIG’s control, including market conditions, AIGFP’s access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

AIG continually evaluates overall market conditions, performance of businesses that are for sale, and market and business performance of competitors and likely bidders for their assets. This evaluation informs decision-making about the timing and process of putting businesses up for sale. Depending on market and business conditions, as noted above, AIG can modify its sales approach to maximize value for AIG and the U.S. taxpayers in the disposition process. Such a modification could result in the sale of additional or other assets.

Liquidity of Parent and Subsidiaries

AIG (Parent Company)

At April 29, 2009, AIG parent had the following sources of liquidity:

•	$17.4 billion of available borrowings under the FRBNY Facility;

•	$1.94 billion of available commercial paper borrowings under the CPFF;

•	$445 million of cash and short-term investments; and

•	$29.835 billion of available capacity under the Department of the Treasury Commitment.

As a result, AIG believes that it has sufficient liquidity at the parent level to meet its obligations through at least the next twelve months. However, no assurance can be given that AIG’s cash needs will not exceed projected amounts. Additional collateral calls at AIGFP, a further downgrade of AIG’s credit ratings or unexpected capital or liquidity needs of AIG’s subsidiaries may result in significant additional cash needs. For a further discussion of this risk, see Item 1A. Risk Factors in the 2008 Annual Report on Form 10-K.

Since the fourth quarter of 2008, AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets. Further, in light of AIG’s current common stock price, AIG does not expect to be able to issue equity securities in the public markets in the foreseeable future.

Historically AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG’s current financial situation, many of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG (see Item 1A. Risk Factors in the 2008 Annual Report on Form 10-K). As a result, AIG has been dependent on the FRBNY Facility, the CPFF and other transactions with the FRBNY and the Department of the Treasury as its primary sources of liquidity. Primary uses of cash flow are for debt service and subsidiary funding. In the three-month period ended March 31, 2009, AIG parent collected $281 million in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), and retired $381 million of debt, excluding MIP and Series AIGFP debt. Excluding MIP and Series AIGFP debt, AIG parent made interest payments totaling $366 million, and made $2.51 billion in net capital contributions to subsidiaries.

AIG parent funds a portion of its short-term working capital needs through commercial paper issued by AIG Funding. Since October 2008, all commercial paper issuance for AIG Funding has been through the CPFF program. As of March 31, 2009, AIG Funding had $5.5 billion of commercial paper outstanding with an average maturity of 27 days, of which $14 million were non-CPFF borrowings.

American International Group, Inc. and Subsidiaries

AIG’s liquidity could also be further impaired by unforeseen significant outflows of cash. This situation may arise due to circumstances that AIG may be unable to control, such as a further reduction in asset values, a worsening of the current recession or the requirements of subsidiaries to replace capital as a consequence of catastrophe claims. Regulatory and other legal restrictions would likely limit AIG’s ability to transfer funds freely, either to or from its subsidiaries.

AIG’s long-term unsecured debt and Equity Units have been trading at levels significantly below their face value. AIG continuously evaluates the possibility of repurchasing its long-term unsecured debt and Equity Units and may engage, with the consent of the FRBNY and the Department of the Treasury, in public or privately negotiated debt or Equity Unit repurchases in the future.

General Insurance

AIG currently expects that its General Insurance subsidiaries will be able to continue to meet their obligations as they come due through cash from operations and, to the extent necessary, asset dispositions. One or more large catastrophes, however, may require AIG to provide additional support to the affected General Insurance operations. In addition, further downgrades in AIG’s credit ratings could put pressure on the insurer financial strength ratings of these subsidiaries. A downgrade in the insurer financial strength ratings of an insurance company subsidiary could result in non-renewals or cancellations by policyholders and adversely affect these companies’ ability to meet their own obligations and require that AIG provide capital or liquidity support to them. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity in the 2008 Annual Report on Form 10-K.

At March 31, 2009, General Insurance had liquidity in the form of cash and short-term investments of $12.1 billion. These are consolidated cash and short-term investments for a number of legal entities within General Insurance. Generally, these assets are not transferable across various legal entities; however, there are generally sufficient cash and short-term investments within those legal entities such that they can meet their individual liquidity needs. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity securities. Government and corporate bonds represented 96.3 percent of General Insurance total fixed income investments at March 31, 2009. Given the size and liquidity profile of AIG’s General Insurance investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. AIG’s asset/liability management process takes into account the expected maturity of investments and the specific nature and risk profile of liabilities. Historically, there has been no significant variation between the expected maturities of AIG’s General Insurance investments and the payment of claims.

Life Insurance & Retirement Services

At March 31, 2009, Life Insurance & Retirement Services had liquidity in the form of cash and short-term investments of $33.4 billion. These are consolidated cash and short-term investments for a number of legal entities within Life Insurance & Retirement Services. Generally, these assets are not transferable across various legal entities; however, there are generally sufficient cash and short-term investments within those legal entities such that they can meet their individual liquidity needs. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity securities. Government and corporate bonds represented 85.6 percent of Life Insurance & Retirement Services total fixed income investments at March 31, 2009. Given the size and liquidity profile of AIG’s Life Insurance & Retirement Services investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. The Life Insurance & Retirement Services subsidiaries have been able to meet liquidity needs, even during the period of higher surrenders which was experienced from mid-September 2008 through March 31, 2009, and expect to be able to do so in the foreseeable future.

However, due to the significant decline in the value of the bond portfolio of the Life Insurance & Retirement Services subsidiaries, AIG has provided capital to support to these operations. A significant increase in policy surrenders and withdrawals, which could be triggered by a variety of factors, including AIG-specific concerns, could result in a substantial liquidity strain. Other potential events causing a liquidity strain could include economic

American International Group, Inc. and Subsidiaries

collapse of a nation or region significant to Life Insurance & Retirement Services operations, nationalization, catastrophic terrorist acts, pandemics or other economic or political upheaval.

Foreign Life Insurance Companies

AIG’s Foreign Life Insurance companies (including ALICO) had significant capital needs following publicity of AIG parent’s liquidity issues, related credit ratings downgrades and the decline in the equity markets. During the three months ended March 31, 2009, AIG provided funding of $300 million to the Foreign Life Insurance companies.

AIG believes that its Foreign Life Insurance subsidiaries have adequate capital to support their business plans through 2009. However, to the extent the investment portfolios of the Foreign Life Insurance companies continue to be adversely affected by market conditions, AIG may need to lend or contribute additional capital to these companies. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity in the 2008 Annual Report on Form 10-K.

Domestic Life Insurance and Domestic Retirement Services Companies

During the three months ended March 31, 2009, AIG contributed capital totaling $1.25 billion to certain of its Domestic Life Insurance and Domestic Retirement Services subsidiaries to replace a portion of the capital lost as a result of net realized capital losses (primarily resulting from other-than-temporary impairment charges). Further capital contributions will be required to maintain desired levels of capital to the extent the investment portfolios of the Domestic Life Insurance and Domestic Retirement Services companies continue to be adversely affected by market conditions.

The most significant potential liquidity need of AIG’s Domestic Life Insurance and Domestic Retirement Services companies is the funding of surrenders. A substantial increase in surrender activity could place stress on the liquidity of these companies and require asset sales or contributions from AIG. At the current rate of surrenders, AIG believes that its Domestic Life Insurance and Domestic Retirement Services companies will have sufficient resources to meet these obligations. However, AIG may need to inject additional capital to offset statutory other-than-temporary impairment charges for the Domestic Life Insurance and Domestic Retirement Services companies. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity in the 2008 Annual Report on Form 10-K.

Financial Services

AIG’s major Financial Services operating subsidiaries consist of ILFC, AIGFP, AGF and AIG Consumer Finance Group, Inc. (AIGCFG). Traditional sources of funds considered in meeting the liquidity needs of these operations are generally no longer available. These sources included issuances of guaranteed investment agreements (GIAs), issuance of long-and short-term debt, issuance of commercial paper, bank loans and bank credit facilities. However, ILFC has been able to finance Airbus aircraft purchases under its 2004 Export Credit Agency (ECA) Facility and AIGCFG has been able to retain a significant portion of customer deposits, providing a measure of liquidity.

ILFC

Prior to September 2008, ILFC’s traditional sources of liquidity had been collections of aircraft lease payments, borrowing in the public debt markets and under its 1999 and 2004 ECA Facilities to fund aircraft purchases and to satisfy maturing debt, proceeds of aircraft sales and income from third parties for fleet management services.

During the first quarter of 2009, ILFC was unable to borrow in the public debt markets and, due to downgrades in its short-term credit rating, lost access to the CPFF and therefore borrowed $1.7 billion from AIG Funding to repay its maturing debt and other contractual obligations. ILFC is pursuing secured financings from banks and manufacturers. ILFC has the capacity under its present facilities and indentures to enter into secured financing of approximately $5.0 billion (or more through subsidiaries that qualify as non-restricted subsidiaries under ILFC’s

American International Group, Inc. and Subsidiaries

indentures, subject to the receipt of any required consents under the FRBNY Facility and under its bank facilities and terms loans). If ILFC does not receive sufficient secured financing, AIG expects that ILFC’s current borrowings and future cash flows from operations, which may include aircraft sales, will be inadequate to permit ILFC to meet its existing obligations. Therefore, AIG intends to provide support to ILFC through May 15, 2010.

As a result of Moody’s downgrade of ILFC’s long-term debt rating to Baa2 on March 17, 2009, ILFC needs written consent from the security trustee of its 2004 ECA Facility before it can fund Airbus purchases under the facility. ILFC financed eight aircraft under the facility during the first quarter of 2009, two of which required written consent, which was obtained. ILFC’s current credit ratings also require segregation of security deposits and maintenance reserves related to aircraft funded under both its 1999 and 2004 ECA Facilities into separate accounts. At March 31, 2009, ILFC had segregated approximately $265 million of deposits and maintenance reserves. The amount of funds segregated fluctuates with changes in the related deposits, maintenance reserves and debt maturities. Further downgrades would impose additional restrictions under the 1999 and 2004 ECA Facilities, including the requirement to segregate rental payments and to receive prior consent to withdraw funds from the segregated accounts.

AIGFP

Prior to September 2008, AIGFP had historically funded its operations through the issuance of notes and bonds, GIA borrowings, other structured financing transactions and repurchase agreements.

In the second half of 2008, AIGFP’s access to its traditional sources of liquidity was significantly reduced and it relied on AIG parent to meet most of its liquidity needs. AIGFP’s asset backed commercial paper conduit, Curzon Funding LLC, was accepted into the CPFF with a total borrowing limit of $7.2 billion, and had approximately $6.3 billion outstanding at April 29, 2009. Separately, a structured investment vehicle sponsored, but not consolidated, by AIGFP, Nightingale Finance LLC, was also accepted into the CPFF with a borrowing limit of $1.1 billion. As of April 29, 2009, this vehicle had issued approximately $1.1 billion under the CPFF.

The following table presents a roll forward of the amount of collateral posted by AIGFP:

	Collateral		Collateral	Collateral
For the Three Months Ended	Posted as of	Additional	Returned by	Posted as of
March 31, 2009	December 31, 2008	Postings	Counterparties	March 31, 2009
	(In millions)

Collateralized GIAs and other borrowings	$9,401	$124	$1,736	$7,789
Derivatives (including super senior credit default swaps)	22,791	3,611	1,626	24,776

Total	$32,192	$3,735	$3,362	$32,565

AGF

Prior to September 2008, AGF’s traditional source of liquidity has been collections of customer receivables and borrowings in the public markets.

AGF anticipates that, going forward, its primary source of funds to support its operations and repay its obligations will be customer receivable collections. In order to improve cash flow from operations, AGF has significantly limited its lending activities and aggressively managed its expenses. In addition, AGF is considering potential sales or securitization of its finance receivables. AIG intends to provide support to AGF through May 15, 2010. With AIG’s continued support, AIG believes that AGF will have adequate funds to meet its debt and other obligations payable during the next twelve months.

AIGCFG

AIG believes that the funding needs of AIGCFG have stabilized, but it is possible that renewed customer and counterparty concerns could substantially increase AIGCFG’s liquidity needs in 2009. Through April 15, 2009, AIG has completed the sale of certain AIGCFG businesses in Taiwan, Thailand and the Philippines.

American International Group, Inc. and Subsidiaries

Asset Management

Asset Management’s principal cash requirements are to fund general working capital needs, investment commitments related to proprietary investments in private equity and real estate as well as any liquidity mismatches in the Spread-Based Investment business. Cash requirements related to Institutional Asset Management are funded through general operating cash flows from management and performance fees, proceeds from events in underlying funds (capital calls to third parties, sale of portfolio companies, etc.) as well as intercompany funding provided by AIG. Consequently, Institutional Asset Management’s ability to fund certain of its needs may depend on advances from AIG under various intercompany borrowing facilities. Restrictions on these facilities would have adverse consequences on the ability of the business to satisfy its obligations. With respect to the Global Real Estate business, investing activities are also funded through third-party financing arrangements which are secured by the relevant properties.

The Guaranteed Investment Contract (GIC) and MIP programs are in run-off. AIG expects to fund its obligations under these programs through cash flows generated from invested assets (principal and interest) as well as sales of investments, primarily fixed maturity securities. However, market illiquidity and diminished values within the investment portfolios may impair AIG’s ability to sell the related program assets or sell such assets for a price adequate to settle the corresponding liabilities when they come due. In such a case, AIG parent would need to fund the obligations.

American International Group, Inc. and Subsidiaries

Debt

Total debt was as follows:

	March 31,	December 31,
	2009	2008
	(In millions)

Debt issued by AIG:
FRBNY Facility (secured)	$47,405	$40,431
Notes and bonds payable	11,221	11,756
Junior subordinated debt	11,520	11,685
Junior subordinated debt attributable to equity units	5,880	5,880
Loans and mortgages payable	370	416
MIP matched notes and bonds payable	13,953	14,446
Series AIGFP matched notes and bonds payable	4,296	4,660

Total AIG debt	94,645	89,274

Debt guaranteed by AIG:
AIGFP, at fair value
Commercial paper(a)	6,747	6,802
GIAs	10,716	13,860
Notes and bonds payable	3,538	5,250
Loans and mortgages payable	1,981	2,175
Hybrid financial instrument liabilities	1,257	2,113

Total AIGFP debt	24,239	30,200

AIG Funding commercial paper(a)	5,509	6,856

AIGLH notes and bonds payable	798	798

Liabilities connected to trust preferred stock	1,299	1,415

Total debt issued or guaranteed by AIG	126,490	128,543

Debt not guaranteed by AIG:
ILFC
Commercial paper(a)	2	1,748
Junior subordinated debt	999	999
Notes and bonds payable, ECA Facilities and bank financings(b)	29,343	30,047

Total ILFC debt	30,344	32,794

AGF
Commercial paper and extendible commercial notes	58	188
Junior subordinated debt	349	349
Notes and bonds payable	22,129	23,089

Total AGF debt	22,536	23,626

AIGCFG
Commercial paper	122	124
Loans and mortgages payable	1,270	1,596

Total AIGCFG debt	1,392	1,720

Other subsidiaries	639	670

Debt of consolidated investments held through:
AIG Investments	1,312	1,300
AIG Global Real Estate Investment	4,485	4,545
AIG SunAmerica	5	5

Total debt of consolidated investments	5,802	5,850

Total debt not guaranteed by AIG	60,713	64,660

Total debt:
Total commercial paper and extendible commercial notes	196	613
Federal Reserve Bank of New York commercial paper funding facility	12,242	15,105
Total long-term debt	174,765	177,485

Total debt	$187,203	$193,203

(a)	Includes borrowings of $6.7 billion and $5.5 billion for AIGFP (through Curzon Funding LLC, AIGFP’s asset-backed commercial paper conduit) and AIG Funding, respectively, under the CPFF at March 31, 2009 and $6.8 billion, $6.6 billion and $1.7 billion, respectively, for AIGFP (through Curzon Funding LLC, AIGFP’s asset-backed commercial paper conduit), AIG Funding and ILFC, respectively, under the CPFF at December 31, 2008.

(b)	Includes borrowings under the 1999 and 2004 ECA Facilities of $2.6 billion and $2.4 billion at March 31, 2009 and December 31, 2008, respectively.

American International Group, Inc. and Subsidiaries

Long-Term Debt

A roll forward of long-term debt, excluding debt of consolidated investments, was as follows:

	Balance at		Maturities	Effect of	Other	Balance at
	December 31,		and	Foreign	Non-Cash	March 31,
Three Months Ended March 31, 2009	2008	Issuances	Repayments	Exchange	Changes*	2009
	(In millions)

AIG
FRBNY Facility	$40,431	$10,900	$(4,600)	$—	$674	$47,405
Notes and bonds payable	11,756	—	(381)	(69)	(85)	11,221
Junior subordinated debt	11,685	—	—	(165)	—	11,520
Junior subordinated debt attributable to equity units	5,880	—	—	—	—	5,880
Loans and mortgages payable	416	—	(37)	(9)	—	370
MIP matched notes and bonds payable	14,446	—	—	(13)	(480)	13,953
Series AIGFP matched notes and bonds payable	4,660	—	(181)	—	(183)	4,296
AIGFP, at fair value
GIAs	13,860	146	(1,768)	—	(1,522)	10,716
Notes and bonds payable and hybrid financial instrument liabilities	7,363	9	(906)	—	(1,671)	4,795
Loans and mortgages payable	2,175	—	(55)	—	(139)	1,981
AIGLH notes and bonds payable	798	—	—	—	—	798
Liabilities connected to trust preferred stock	1,415	—	—	—	(116)	1,299
ILFC notes and bonds payable, ECA Facilities and bank financings	30,047	328	(917)	(117)	2	29,343
ILFC junior subordinated debt	999	—	—	—	—	999
AGF notes and bonds payable	23,089	—	(856)	(71)	(33)	22,129
AGF junior subordinated debt	349	—	—	—	—	349
AIGCFG loans and mortgages payable	1,596	574	(774)	(126)	—	1,270
Other subsidiaries	670	—	(28)	(3)	—	639

Total	$171,635	$11,957	$(10,503)	$(573)	$(3,553)	$168,963

*	Includes $674 million of accrued compounding interest and fees on the FRBNY Facility and a decline of $3.4 billion in the fair value of AIGFP debt.

American International Group, Inc. and Subsidiaries

Maturities of long-term debt, excluding borrowings of consolidated investments, are as follows:

		Remainder of	Year Ending
At March 31, 2009	Total	2009	2010	2011	2012	2013	2014	Thereafter
	(In millions)

AIG:
FRBNY Facility	$47,405	$—	$—	$—	$—	$47,405	$—	$—
Notes and bonds payable	11,221	1,000	1,350	517	27	998	—	7,329
Junior subordinated debt	11,520	—	—	—	—	—	—	11,520
Junior subordinated debt attributable to equity units	5,880	—	—	—	—	—	—	5,880
Loans and mortgages payable	370	—	—	—	325	—	—	45
MIP matched notes and bonds payable	13,953	1,151	2,129	3,061	2,069	834	372	4,337
Series AIGFP matched notes and bonds payable	4,296	120	38	27	56	3	—	4,052

Total AIG	94,645	2,271	3,517	3,605	2,477	49,240	372	33,163

AIGFP, at fair value:
GIAs	10,716	889	704	300	330	315	693	7,485
Notes and bonds payable	3,538	1,563	723	129	402	40	76	605
Loans and mortgages payable	1,981	1,050	298	183	181	73	142	54
Hybrid financial instrument liabilities	1,257	179	180	143	58	206	119	372

Total AIGFP	17,492	3,681	1,905	755	971	634	1,030	8,516

AIGLH notes and bonds payable	798	—	500	—	—	—	—	298

Liabilities connected to trust preferred stock	1,299	—	—	—	—	—	—	1,299

ILFC(a):
Notes and bonds payable	19,166	2,408	4,002	4,380	3,572	3,542	1,042	220
Junior subordinated debt	999	—	—	—	—	—	—	999
ECA Facilities(b)	2,624	384	433	345	316	316	310	520
Bank financings	7,553	2,465	2,103	2,835	150	—	—	—

Total ILFC	30,342	5,257	6,538	7,560	4,038	3,858	1,352	1,739

AGF(a):
Notes and bonds payable	22,129	5,802	4,101	3,127	2,078	2,067	382	4,572
Junior subordinated debt	349	—	—	—	—	—	—	349

Total AGF	22,478	5,802	4,101	3,127	2,078	2,067	382	4,921

AIGCFG Loans and mortgages payable(a)	1,270	727	435	28	30	33	10	7
Other subsidiaries(a)	639	3	3	5	4	3	5	616

Total	$168,963	$17,741	$16,999	$15,080	$9,598	$55,835	$3,151	$50,559

(a)	AIG does not guarantee these borrowings.

(b)	Reflects future minimum payment for ILFC’s borrowings under the 1999 and 2004 ECA Facilities.

AIG (Parent Company)

AIG historically issued debt securities from time to time to meet its financing needs and those of certain of its subsidiaries, as well as to opportunistically fund the MIP. The maturities of the debt securities issued by AIG to fund the MIP are generally expected to be paid using the cash flows of assets held by AIG as part of the MIP portfolio. However, mismatches in the timing of cash inflows and outflows of the MIP, as well as shortfalls due to impairments of MIP assets, would need to be funded by AIG parent.

As of March 31, 2009, approximately $7.3 billion principal amount of senior notes were outstanding under AIG’s medium-term note program, of which $3.2 billion was used for AIG’s general corporate purposes, $714 million was used by AIGFP (included within “Series AIGFP matched notes and bonds payable” in the preceding tables) and $3.4 billion was used to fund the MIP. The maturity dates of these notes range from 2009 to

American International Group, Inc. and Subsidiaries

2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

As of March 31, 2009, the equivalent of $11.1 billion of notes were outstanding under AIG’s Euro medium-term note program, of which $9.2 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes a $47 million gain resulting from foreign exchange translation into U.S. dollars, including a $112 million gain related to notes issued by AIG for general corporate purposes and a $65 million loss related to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

AIGFP

Approximately $3.4 billion of AIGFP’s debt maturing through March 31, 2010 is fully collateralized with assets backing the corresponding liabilities. However, mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and AIGFP’s ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG parent.

ILFC

ILFC has a $4.3 billion 1999 ECA Facility that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.77 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At March 31, 2009, ILFC had 50 loans with a remaining principal balance of $312 million outstanding under this facility. Thirteen of these loans with a remaining principal balance of $26 million were paid off on April 1, 2009. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.

ILFC has a similarly structured 2004 ECA Facility for up to a maximum of $3.6 billion to fund Airbus aircraft to be delivered through May 31, 2009. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 1.25 percent or at fixed rates ranging from 4.20 percent to 4.71 percent. At March 31, 2009, ILFC had $2.3 billion outstanding under this facility. At March 31, 2009, the interest rate of the loans outstanding ranged from 1.73 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings.

At March 31, 2009, the total funded amount of ILFC’s bank financings was $7.6 billion, which includes $6.5 billion of revolving credit facilities (see Revolving Credit Facilities below). The fundings mature through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.25 percent to 1.63 percent. At March 31, 2009, the interest rates ranged from 1.52 percent to 2.88 percent. AIG does not guarantee any of the debt obligations of ILFC.

AGF

As of March 31, 2009, notes and bonds aggregating $22.1 billion were outstanding with maturity dates ranging from 2009 to 2031 at interest rates ranging from 0.30 percent to 9.00 percent. To the extent considered appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

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

Both ILFC and AGF have drawn the full amount available under their revolving credit facilities. AIG’s syndicated facilities contain a covenant requiring AIG to maintain total shareholders’ equity (calculated on a consolidated basis consistent with accounting principles generally accepted in the United States of America (GAAP)) of at least $50 billion at all times. AIG calculates total shareholders’ equity for this purpose as the amount shown as Total equity on the Consolidated Balance Sheet in accordance with FAS 160. If AIG fails to maintain this level of total shareholders’ equity at any time, it will lose access to those facilities. Additionally, if an event of default occurs under those facilities, including AIG failing to maintain $50 billion of total shareholders’ equity at any time, which causes the banks to terminate either of those facilities, then AIG may be required to collateralize approximately $2.7 billion of letters of credit that AIG has obtained for the benefit of its insurance subsidiaries so that these subsidiaries may obtain statutory recognition of their intercompany reinsurance transactions.

					One-Year
At March 31, 2009			Available		Term-Out
Facility	Size	Borrower(s)	Amount	Expiration	Option
(In millions)

AIG:
364-Day Syndicated Facility(a)	$2,125	AIG/AIG Funding(b)	$2,125	July 2009	Yes
5-Year Syndicated Facility(a)	1,625	AIG/AIG Funding(b)	1,625	July 2011	No

Total AIG	$3,750		$3,750

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$—	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	—	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	—	October 2009	No

Total ILFC	$6,500		$—

AGF:
364-Day Syndicated Facility	$2,450	American General Finance Corporation	$—	July 2009	Yes

		American General Finance, Inc.(c)	—
5-Year Syndicated Facility	2,125	American General Finance Corporation	—	July 2010	No

Total AGF	$4,575		$—

(a)	On October 5, 2008, Lehman Brothers Holdings Inc. (LBHI), the parent company of Lehman Brothers Bank, FSB (LBB), filed for bankruptcy protection. LBB is a lender under AIG’s 364-Day Syndicated Facility and 5-Year Syndicated Facility and had committed to provide $100 million and $42.5 million, respectively, under these facilities. While LBB is not included in the LBHI bankruptcy filing, AIG cannot be certain whether LBB would fulfill its commitments under these facilities.

(b)	Guaranteed by AIG.

(c)	AGF is an eligible borrower for up to $400 million only.

Credit Ratings

The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 30, 2009. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the

American International Group, Inc. and Subsidiaries

generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt			Senior Long-Term Debt
	Moody’s	S&P	Fitch	Moody’s(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)(f)	A-1 (1st of 8)(f)	F1 (1st of 5)	A3 (3rd of 9)(f)	A- (3rd of 8)(f)	A (3rd of 9)
AIG Financial Products Corp.(d)	P-1(f)	A-1(f)	—	A3(f)	A-(f)	—
AIG Funding, Inc.(d)	P-1(f)	A-1	F1	—	—	—
ILFC	P-2 (2nd of 3)(f)	A-2(2nd of 8)(e)	F1(g)	Baa2 (5th of 9)(f)	BBB+(4th of 8)(e)	A(g)
American General Finance Corporation	P-2(f)	B (4th of 8)	F1(g)	Baa2(f)	BB+(5th of 8)(f)	BBB(4th of 9)(g)
American General Finance, Inc.	P-2(f)	B (4th of 8)	F1(g)	—	—	BBB(g)

(a)	Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories.

(b)	S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(c)	Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding.

(e)	Credit Watch Negative.

(f)	Negative Outlook.

(g)	Rating Watch Evolving.

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

The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. For the effect of a downgrade in AIG’s credit ratings, see Note 6 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Contractual Obligations

Contractual obligations in total, and by remaining maturity, are as follows:

		Payments Due by Period
	Total	Remainder	2010 –	2012 –
At March 31, 2009	Payments	of 2009	2011	2013	2014	Thereafter
			(In millions)

Borrowings(a)	$121,558	$17,741	$32,079	$18,028	$3,151	$50,559
FRBNY Facility	47,405	—	—	47,405	—	—
Interest payments on borrowings	79,158	6,275	15,897	13,813	3,017	40,156
Loss reserves(b)	87,405	15,208	26,047	14,509	4,720	26,921
Insurance and investment contract liabilities(c)	621,685	20,192	38,257	41,892	21,088	500,256
GIC liabilities(d)	14,773	5,776	2,012	3,080	124	3,781
Aircraft purchase commitments	15,704	2,013	490	2,917	1,791	8,493
Other long-term obligations	507	192	290	11	1	13

Total(e)(f)	$988,195	$67,397	$115,072	$141,655	$33,892	$630,179

(a)	Excludes commercial paper and borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.

(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments.

(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on inforce policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

(d)	Represents guaranteed maturities under GICs.

(e)	Does not reflect unrecognized tax benefits of $3.4 billion, the timing of which is uncertain.

(f)	The majority of AIGFP’s credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At March 31, 2009, the fair value derivative liability was $6.7 billion relating to AIGFP’s super senior multi-sector CDO credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, AIGFP has posted collateral of $6.2 billion with respect to these swaps (prior to offsets for other transactions).

American International Group, Inc. and Subsidiaries

Off Balance Sheet Arrangements and Commercial Commitments

Off Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity were as follows:

			Amount of Commitment Expiration
	Total Amounts	Remainder	2010 –	2012 –
At March 31, 2009	Committed	of 2009	2011	2013	2014	Thereafter
	(In millions)

Guarantees:
Liquidity facilities(a)	$883	$—	$—	$771	$—	$112
Standby letters of credit	1,441	1,258	34	18	—	131
Construction guarantees(b)	105	—	—	—	—	105
Guarantees of indebtedness	527	2	124	19	164	218
All other guarantees	2,297	48	46	188	51	1,964
Investment commitments(c)	8,931	2,349	2,937	2,058	1,247	340
Commitments to extend credit	478	125	299	52	—	2
Letters of credit	248	167	81	—	—	—
Other commercial commitments(d)	743	60	—	—	—	683

Total(e)	$15,653	$4,009	$3,521	$3,106	$1,462	$3,555

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)	Primarily AIG SunAmerica construction guarantees connected to affordable housing investments.

(c)	Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad.

(d)	Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The annual pension contribution for 2009 is expected to be approximately $600 million for U.S. and non-U.S. plans.

(e)	Does not include guarantees or other support arrangements among AIG consolidated entities.

Arrangements with Variable Interest Entities

AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business. AIG’s insurance companies are involved with VIEs primarily as passive investors in debt securities (rated and unrated) and equity interests issued by VIEs. Through its Financial Services and Asset Management operations, AIG has participated in arrangements that included designing and structuring entities (including VIEs), warehousing and managing the collateral of the entities (including VIEs), entering into insurance transactions with VIEs. Interest holders in the VIEs generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except, in limited circumstances, when AIG has provided a guarantee to the VIEs’ interest holders.

Under FIN 46(R), AIG consolidates a VIE when it is the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIE’s expected losses; (ii) receives a majority of the VIE’s expected residual returns; or (iii) both. For a further discussion of AIG’s involvement with VIEs, see Note 5 to the Consolidated Financial Statements.

Outlook

General disruptions in the global equity and credit markets and the liquidity issues at AIG have negatively affected the results of each of AIG’s operating segments as discussed below. As AIG implements the proposed transactions with the FRBNY and the Department of the Treasury described in Note 1 to the Consolidated Financial Statements and executes its plans for repaying the FRBNY Facility, AIG expects to incur significant additional restructuring-related charges, such as accelerated amortization of the prepaid commitment asset and, potentially,

American International Group, Inc. and Subsidiaries

the write-off of intangible assets. Further, if AIG continues to incur losses in its businesses, AIG may need to write off material amounts of goodwill and deferred tax assets.

Almost all of AIG’s businesses were adversely affected in the first quarter of 2009 by the criticism and negative publicity that surrounded the payment of retention awards to employees of AIGFP. For a discussion of the effect that continued or renewed criticism or additional negative publicity may have on AIG, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.

General Insurance

Although Commercial Insurance has been generally successful in retaining clients, some have reduced the number of lines or limits of coverage due in part to concerns over AIG’s financial strength. In addition, the number of new business opportunities has declined since September 2008 and the negative publicity concerning AIG has made soliciting new business more difficult. Senior management has spent considerable time since September 2008 meeting with policyholders and brokers explaining the financial strength of Commercial Insurance and the protections afforded policyholders by insurance regulations. Nevertheless, net premiums written declined 18 percent in the three-month period ended March 31, 2009 compared to the same period of 2008. The retention of existing business continues to be moderately lower than in the comparable prior year period; however, retention levels have shown improvement since the end of the first quarter of 2009.

Overall, rates in Commercial Insurance were essentially flat in early 2009 compared to the first quarter of 2008. The stabilization of rates is an improvement from the fourth quarter of 2008 and reflects the offsetting effects of downward pressure on premiums from the current recessionary environment and the recent introduction of new competitors in the marketplace, and the upward pressure on premiums from the combination of investment and underwriting losses suffered by the commercial insurance industry.

AIG expects that the current recessionary environment will continue to affect United Guaranty Corporation’s (UGC) operating results for the foreseeable future and will result in a significant operating loss for UGC in 2009.

For second quarter 2009, Foreign General Insurance expects to be able to maintain solid client retention rates and underwriting results. However, de-risking by some customers and the economic downturn will continue to adversely affect Foreign General’s net premiums written, primarily through a decline in new business production. Conversely, Foreign General should also benefit from the trend of customers de-risking from other providers. In the Far East operations, where April is the critical renewal period, the second quarter production is consistent with the first months of this year which was affected by the major deterioration in auto sales coupled with reduction in leisure travel. Although Foreign General continues to face challenges in commercial lines, particularly in the U.K./Ireland and Europe regions, due to increased competition and worldwide credit related insurance exposures, its traditional capabilities of servicing its customers, innovation and claims paying ability continue to attract new accounts. Foreign General remains committed to underwriting for profit and continues to examine all risk rating, coverage adequacy and rate improvement, particularly in the financial institutions sector.

On March 2, 2009, AIG announced that it intends to form a General Insurance holding company, including its Commercial Insurance Group, Foreign General unit, and other property and casualty operations (AIU Holdings), with a board of directors, management team and brand distinct from AIG. The establishment of this holding company will assist AIG in preparing for the potential sale of a minority stake in this business. On April 21, 2009, AIG announced that it will transfer this business to an SPV in return for preferred and common interests in the SPV. AIG also intends to purchase from AIU Holdings its equity interests in ILFC, UGC and Transatlantic Holdings, Inc. (Transatlantic), to clarify the businesses of AIU Holdings.

Life Insurance & Retirement Services

AIG expects that criticism and negative publicity about AIG during the first quarter of 2009 and AIG’s previously announced asset disposition plan will continue to adversely affect Life Insurance & Retirement Services operating results in 2009, specifically net investment income, deferred policy acquisition costs and sales inducement asset (SIA) amortization and net realized capital gains (losses). In addition, AIG’s issues have affected certain operations through higher surrender activity, primarily in the U.S. domestic retirement fixed annuity business and

American International Group, Inc. and Subsidiaries

foreign investment-oriented and retirement products. While surrender levels have declined from their peaks in mid-September of 2008, they continue to be higher than historic levels in certain products and countries. and AIG expects surrender activity to continue to be volatile.

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

On March 2, 2009, AIG and the Board of Governors of the Federal Reserve System announced their intent to enter into transactions pursuant to which AIG will transfer to the FRBNY preferred equity interests in newly-formed SPVs. Each SPV will hold (directly or indirectly) 100 percent of the common stock of AIA in one case and ALICO in the other. In exchange for the preferred equity interests received by the FRBNY, there would be a concurrent substantial reduction in the outstanding balance and maximum available amount to be borrowed on the FRBNY Facility. AIG will hold the common interests in the SPVs. Divestiture options for AIA and ALICO are being reviewed.

Financial Services

AIGFP began unwinding its businesses and portfolios during the fourth quarter of 2008, and these activities are expected to continue beyond 2009. In connection with these activities, AIGFP has disaggregated its portfolio of existing transactions into a number of separate “books,” and has developed a plan for addressing each book, including each book’s risks, risk mitigation options, monitoring metrics and certain implications of various potential outcomes. Each plan has been reviewed by a steering committee whose membership includes senior executives of AIG. The plans are subject to change as efforts progress and as conditions in the financial markets evolve, and they contemplate, depending on the book in question, alternative strategies, including sales, assignments or other transfers of positions, terminations of positions, and/or run-offs of positions in accordance with existing terms. Execution of the plans is overseen by a transaction approval process involving increasingly senior members of AIGFP’s and AIG’s respective management groups as specific actions entail greater liquidity and financial consequences. Successful execution of the plans is subject, to varying degrees depending on the transactions of a given book, to market conditions and, in many circumstances, counterparty negotiation and agreement.

As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. AIGFP has already reduced the size of certain portions of its portfolio, including effecting a substantial reduction in credit derivative transactions in respect of multi-sector CDOs in connection with the Maiden Lane III LLC (ML III) transaction, a sale of its commodity index business, termination of its activities as a foreign exchange prime broker, and sale and other disposition of the large majority of its energy/infrastructure investment portfolio. Due to the long-term duration of many of AIGFP’s derivative contracts and to the complexity of AIGFP’s portfolio, AIG expects that an orderly wind-down will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIGFP’s control, including market conditions, AIGFP’s access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

Asset Management

Distressed global markets have caused a significant decline in the value of assets under management, translating to lower base management fees and reduced carried interest revenues for Asset Management operations. Tight credit markets have put pressure on the commercial and residential real estate markets, which has caused values in certain geographic locations to decline, resulting in impairment charges on real estate held for investment purposes. These market conditions have also adversely affected the ability to pay or refinance maturing debt obligations in the private equity and real estate portfolios.

The criticism and negative publicity about AIG following the events of September 2008 and challenging market conditions have contributed to the loss of institutional and retail clients as well as significant redemptions

American International Group, Inc. and Subsidiaries

from certain of AIG’s managed hedge and mutual funds. Client losses and redemptions have leveled off from the fourth quarter of 2008 as markets have begun to show signs of stabilization in the later part of the first quarter of 2009. AIG’s third party Institutional Asset Management business is not expected to launch any new funds or products prior to its divestiture from AIG.

Within the Spread-Based Investment business, distressed markets have resulted in continued loss of value of AIG’s invested assets.

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

Consolidated Results

AIG’s consolidated results of operations were as follows:

	Three Months Ended		Percentage
	March 31,		Increase /
	2009	2008	(Decrease)
	(In millions, except per share data)

Revenues:
Premiums and other considerations	$18,820	$20,672	(9)%
Net investment income	2,283	4,954	(54)
Net realized capital losses	(3,102)	(6,089)	—
Unrealized market valuation losses on AIGFP super senior credit default swap Portfolio	(452)	(9,107)	—
Other income	2,909	3,601	(19)

Total revenues	20,458	14,031	46

Benefits, claims and expenses:
Policyholder benefits and claims incurred	16,043	15,882	1
Policy acquisition and other insurance expenses	5,294	5,612	(6)
Interest expense	2,845	1,272	124
Restructuring expenses and related asset impairment and other expenses	362	—	—
Other expenses	2,282	2,529	(10)

Total benefits, claims and expenses	26,826	25,295	6

Loss before income tax benefit	(6,368)	(11,264)	—
Income tax benefit	(1,235)	(3,537)	—

Net loss	(5,133)	(7,727)	—
Less: Net income (loss) attributable to the noncontrolling interest	(780)	78	—

Net loss attributable to AIG	$(4,353)	$(7,805)	—%

American International Group, Inc. and Subsidiaries

Premiums and Other Considerations

Premiums and other considerations decreased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to:

•	A decrease of $456 million primarily due to declines in renewal rates and new business in Commercial Insurance and Personal Lines;

•	a decrease of $414 million in Foreign General Insurance mainly due to the sale of the Brazilian operations in the fourth quarter of 2008, a weaker U.S. dollar, production declines in the United Kingdom and Far East regions, and the global economic downturn;

•	a decrease in Foreign Life Insurance & Retirement Services of $507 million primarily due to the sale of the Brazilian operations in the fourth quarter of 2008, a decline in lending activity, which negatively affected the credit business in Europe and equity market declines, which negatively affected the variable annuity business in the U.K. and the investment-oriented products, particularly in Asia; and

•	a decrease in Domestic Life Insurance of $405 million as negative AIG publicity continued to affect sales, particularly for payout annuities.

Net Investment Income

The components of consolidated net investment income were as follows:

			Percentage
			Increase
Three Months Ended March 31,	2009	2008	(Decrease)
	(In millions)

Fixed maturities, including short-term investments	$3,012	$5,473	(45)%
Equity securities	84	70	20
Interest on mortgage and other loans	403	378	7
Partnerships	(686)	106	—
Mutual funds	(100)	(145)	—
Trading account losses	(38)	(88)	—
Other investments	149	199	(25)

Total investment income before policyholder income and trading gains (losses)	2,824	5,993	(53)
Policyholder investment income and trading losses	(307)	(785)	—

Total investment income	2,517	5,208	(52)
Investment expenses	234	254	(8)

Net investment income	$2,283	$4,954	(54)%

Net investment income decreased in the three-month period ended March 31, 2009 compared to the same period in 2008 due to:

•	losses associated with the change in fair value of AIG’s equity interest in ML III of approximately $1.9 billion in 2009, reported in fixed maturities and reflected in the Other category in AIG’s segment results;

•	losses from partnership investments reflecting significantly weaker market conditions in 2009 than in 2008;

•	lower levels of invested assets in 2009 compared to 2008; and

•	the lower returns as a result of increased levels of short-term investments for liquidity purposes.

The decline was partially offset by lower policyholder investment income and trading losses for Foreign Life Insurance & Retirement Services (together, policyholder trading losses), which were $295 million for the three

American International Group, Inc. and Subsidiaries

months ended March 31, 2009 compared to $762 million for the same period last year. Policyholder trading losses are offset by a change in policyholder benefits and claims incurred and generally reflect the trends in equity markets, principally in Japan and Asia.

Net Realized Capital Gains (Losses)

Three Months Ended March 31,	2009	2008
	(In millions)

Sales of fixed maturity securities	$(80)	$19
Sales of equity securities	(34)	80
Sales of real estate and other assets	(40)	153
Other-than-temporary impairments:
Severity	(1,765)	(4,105)
Lack of intent to hold to recovery	(791)	(779)
Foreign currency declines	(166)	(401)
Issuer-specific credit events	(1,120)	(171)
Adverse projected cash flows on structured securities	(145)	(137)
Foreign exchange transactions	285	(664)
Derivative instruments	754	(84)

Total	$(3,102)	$(6,089)

Net realized capital losses decreased $3.0 billion in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to a decrease in other-than-temporary impairment charges of $1.6 billion primarily related to certain residential mortgage-backed securities (RMBS) and other structured securities as well as the favorable effect of foreign exchange transactions of $949 million.

See Investments — Portfolio Review — Other-Than-Temporary Impairments.

Unrealized Market Valuation Losses on AIGFP Super Senior Credit Default Swap Portfolio

The unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio decreased in the three-month period ended March 31, 2009 largely because of the substantial decline in outstanding net notional amount resulting from the termination of contracts in the fourth quarter of 2008 associated with the ML III transaction. Changes in fair value of AIG’s interest in ML III are recorded in Net investment income. See Financial Services Operations — Capital Markets Results; Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities; Note 4 to the Consolidated Financial Statements; and Note 5 to the Consolidated Financial Statements in the 2008 Annual Report on Form 10-K.

Other Income (Loss)

Other Income (loss) decreased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to lower partnership income related to the Spread-Based Investment Business and a decline in Institutional Asset Management revenues.

Policyholder Benefits and Claims Incurred

Policyholder benefits and claims incurred of $16.0 billion for the three-month period ended March 31, 2009 was essentially unchanged from the same period in 2008.

Policy Acquisition and Other Insurance Expenses

Policy acquisition and other insurance expenses decreased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to a $294 million decrease in General Insurance expenses reflecting a decline in production levels. Life Insurance & Retirement Services policy acquisition and other

American International Group, Inc. and Subsidiaries

insurance expenses increased by $96 million compared to the same period in 2008 primarily due to higher deferred policy acquisition costs (DAC) unlockings of $377 million related to changes in the long-term separate account growth rate assumption for Domestic Retirement Services and restructuring costs, partially offset by a higher DAC benefit of $414 million related to net realized capital losses.

Interest Expense

Interest expense increased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to $1.53 billion of interest expense on the FRBNY Facility which was comprised of $822 million of amortization of the prepaid commitment fee asset and $708 million of accrued compounding interest. These amounts are reflected in the Other category in AIG’s segment results.

Restructuring Expenses and Related Asset Impairment and Other Expenses

In the fourth quarter of 2008, AIG commenced an organization-wide restructuring plan under which some of its businesses will be divested, some will be held for later divestiture, and some businesses will be prepared for potential offerings to the public. In connection with activities under this plan, AIG recorded restructuring and separation expenses of $362 million in the three-month period ended March 31, 2009, consisting of severance expenses of $38 million, contract termination expenses of $20 million, asset write-downs of $11 million, other exit expenses of $135 million and separation expenses of $158 million.

Other exit expenses primarily include consulting and other professional fees related to (i) asset disposition activities, (ii) AIG’s debt and capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding of AIGFP’s businesses and portfolios.

Severance and separation expenses described above include retention awards of $162 million to key employees to maintain ongoing business operations and facilitate the successful execution of the restructuring and asset disposition plan. The awards under these retention plans were granted in 2008 and are accrued ratably over the future service periods, which range from 2008 to 2011. The total amount expected to be incurred related to these 2008 retention plans is approximately $1.1 billion. AIG made payments to the employees under these plans in 2008 and the first quarter of 2009 and expects to make further payments for the remainder of 2009 through 2011. The ultimate amount paid could be less primarily due to the effect of forfeitures.

Amounts charged to expense, and expected to be charged to expense, and the total amounts expected to be incurred under the 2008 retention plans, by operating segment, are as follows:

	General	Life Insurance &	Financial	Asset
	Insurance	Retirement Services	Services	Management	Other	Total
	(In millions)

Amounts charged to expense:
Three months ended March 31, 2009	$42	$45	$58	$10	$7	$162
Cumulative incurred since inception	143	97	295	56	63	654

Amounts expected to be incurred in future periods:
Remainder of 2009	111	95	144	17	37	404
2010	—	17	—	—	2	19
2011	—	1	—	—	—	1
Total amounts expected to be incurred in future periods	111	113	144	17	39	424

Total amounts expected to be incurred	$254	$210	$439	$73	$102	$1,078

Total restructuring and separation expenses could have a material effect on future consolidated results of operations and cash flows.

See Note 2 to the Consolidated Financial Statements for additional discussion regarding restructuring and separation expenses.

American International Group, Inc. and Subsidiaries

Other Expenses

Other Expenses decreased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to a decrease in compensation-related costs in the Financial Services and Asset Management segments as well as in the Parent company.

Income Taxes (Benefits)

The effective tax rate on the pre-tax loss for the three-month period ended March 31, 2009 was 19.4 percent. The effective tax rate was lower than the statutory rate of 35 percent due primarily to a $1.6 billion increase in the valuation allowance against a portion of AIG’s deferred tax assets, partially offset by $587 million of deferred tax benefits mainly attributable to the book to tax basis differences of AIG parent’s investment in subsidiaries and other discrete items.

Realization of the deferred tax asset depends on AIG’s ability to generate sufficient taxable income of the appropriate character within the carryforward periods of the jurisdictions in which the net operating losses and deductible temporary differences were incurred. AIG assessed its ability to realize its deferred tax asset of $36.8 billion and concluded a $22.5 billion valuation allowance was required to reduce the deferred tax asset to $14.3 billion, which is an amount AIG believes is more likely than not to be realized. This compares to a net deferred tax asset of $11.0 billion at December 31, 2008. The increase in the net deferred tax asset of $3.3 billion includes $1.6 billion of deferred taxes attributable to Other comprehensive loss. The remaining increase results from the tax benefit of $3.3 billion on the operating loss offset by an increase in the valuation allowance of $1.6 billion. See Note 11 to the Consolidated Financial Statements for additional discussion regarding deferred tax asset realization. For a discussion of the risks associated with the realization of AIG’s deferred tax assets, see Item 1A. Risk Factors in Part II of this Quarterly Report on Form 10-Q.

The effective tax rate on the pre-tax loss for the three-month period ended March 31, 2008 was 31.4 percent. The effective tax rate was lower than the statutory rate of 35 percent due primarily to $703 million of tax charges comprised of increases in the reserves for uncertain tax positions and other discrete period items.

American International Group, Inc. and Subsidiaries

Segment Results

Three Months Ended March 31,	2009	2008
	(In millions)

Total Revenues(a)(b):
General Insurance	$10,692	$12,289
Life Insurance & Retirement Services	8,857	8,752
Financial Services(c)(d)	1,273	(6,560)
Asset Management	299	(149)
Other	(40)	(128)
Consolidation and eliminations	(623)	(173)

Total	20,458	14,031

Net realized capital gains (losses)(a)(b):
General Insurance	(447)	(273)
Life Insurance & Retirement Services	(3,108)	(4,369)
Financial Services(c)	(34)	(151)
Asset Management	(152)	(1,405)
Other	639	109

Total	(3,102)	(6,089)

Operating Income (loss)(a)(b):
General Insurance	(1)	1,337
Life Insurance & Retirement Services	(1,873)	(1,831)
Financial Services(c)(d)	(1,122)	(8,772)
Asset Management	(633)	(1,251)
Other	(2,348)	(768)
Consolidation and eliminations	(391)	21

Total	$(6,368)	$(11,264)

(a)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. For the three-month periods ended March 31, 2009 and 2008, the effect was $714 million and $(748) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(b)	Includes other-than-temporary impairment charges. See also Invested Assets — Portfolio Review — Other-Than-Temporary Impairments for further discussion.

(c)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended March 31, 2009 and 2008, the effect was $(3) million and $(204) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(d)	Includes unrealized market valuation losses of $452 million and $9.1 billion for the three-month periods ended March 31, 2009 and 2008, respectively, on AIGFP’s super senior credit default swap portfolio.

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

American International Group, Inc. and Subsidiaries

Transatlantic subsidiaries offer reinsurance capacity on both a treaty and facultative basis both in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk.

AIG’s Personal Lines operations provide automobile insurance through 21st Century Insurance Group, its direct marketing distribution channel, and the Agency Auto Division, its independent agent/broker distribution channel. Personal Lines also provides a broad range of coverages for high net worth individuals through the AIG Private Client Group (Private Client Group). Coverages for the Personal Lines operations are written predominantly in the United States. AIG has entered into a contract to sell 21st Century Insurance Group (excluding the Private Client Group) to the Farmers Group, Inc.

The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

AIG’s Foreign General Insurance Group writes both commercial and consumer lines of insurance which is primarily underwritten through American International Underwriters, a marketing unit consisting of wholly owned agencies and insurance companies. The Foreign General Insurance Group also includes business written by AIG’s foreign-based insurance subsidiaries.

American International Group, Inc. and Subsidiaries

General Insurance Results

General Insurance operating income is comprised of statutory underwriting profit (loss), changes in DAC, net investment income and net realized capital gains and losses. Operating income (loss), as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios, were as follows:

			Percentage
			Increase/
Three Months Ended March 31,	2009	2008	(Decrease)
	(In millions, except ratios)

Net premiums written:
Commercial Insurance	$4,175	$5,113	(18)%
Transatlantic	1,047	1,036	1
Personal Lines	924	1,288	(28)
Mortgage Guaranty	269	304	(12)
Foreign General Insurance	3,552	4,339	(18)

Total	$9,967	$12,080	(17)%

Net premiums earned:
Commercial Insurance	$5,201	$5,417	(4)%
Transatlantic	977	1,017	(4)
Personal Lines	983	1,199	(18)
Mortgage Guaranty	272	256	6
Foreign General Insurance	3,054	3,468	(12)

Total	$10,487	$11,357	(8)%

Net investment income:
Commercial Insurance	$296	$743	(60)%
Transatlantic	111	117	(5)
Personal Lines	49	57	(14)
Mortgage Guaranty	42	44	(5)
Foreign General Insurance	154	242	(36)
Reclassifications and eliminations	—	2	—

Total	$652	$1,205	(46)%

Net realized capital gains (losses)	$(447)	$(273)	—%

Operating income (loss):
Commercial Insurance	$22	$785	(97)%
Transatlantic	108	162	(33)
Personal Lines	2	3	(33)
Mortgage Guaranty	(480)	(354)	—
Foreign General Insurance	347	736	(53)
Reclassifications and eliminations	—	5	—

Total	$(1)	$1,337	—%

Statutory underwriting profit (loss)*:
Commercial Insurance	$144	$218	(34)%
Transatlantic	29	54	(46)
Personal Lines	(31)	(63)	—
Mortgage Guaranty	(497)	(407)	—
Foreign General Insurance	173	364	(52)

Total	$(182)	$166	—%

Domestic
Loss ratio	85.2	78.6
Expense ratio	21.5	23.5

Combined ratio	106.7	102.1

Foreign
Loss ratio	55.6	51.8
Expense ratio	34.7	31.6

Combined ratio	90.3	83.4

Consolidated
Loss ratio	76.6	70.4
Expense ratio	25.4	26.0

Combined ratio	102.0	96.4

American International Group, Inc. and Subsidiaries

*	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income (loss) for General Insurance:

					Foreign
	Commercial		Personal	Mortgage	General	Reclassifications
Three Months Ended March 31,	Insurance	Transatlantic	Lines	Guaranty	Insurance	and Eliminations	Total
	(In millions)

2009
Statutory underwriting profit (loss)	$144	$29	$(31)	$(497)	$173	$—	$(182)
Increase (decrease) in DAC	(130)	17	(8)	(28)	125	—	(24)
Net investment income	296	111	49	42	154	—	652
Net realized capital gains (losses)	(288)	(49)	(8)	3	(105)	—	(447)

Operating income (loss)	$22	$108	$2	$(480)	$347	$—	$(1)

2008
Statutory underwriting profit (loss)	$218	$54	$(63)	$(407)	$364	$—	$166
Increase in DAC	(3)	6	13	11	212	—	239
Net investment income	743	117	57	44	242	2	1,205
Net realized capital gains (losses)	(173)	(15)	(4)	(2)	(82)	3	(273)

Operating income (loss)	$785	$162	$3	$(354)	$736	$5	$1,337

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written:

Three Months Ended March 31,	2009	2008

Growth in original currency*	(14.0)%	(3.3)%
Foreign exchange effect	(3.5)	3.1

Growth as reported in U.S. dollars	(17.5)%	(0.2)%

*	Computed using a constant exchange rate for each period.

General Insurance reported an operating loss in the three-month period ended March 31, 2009 compared to operating income in the same period in 2008 due to an underwriting loss and a decline in net investment income as well as increased net realized capital losses. The combined ratio for the three-month period ended March 31, 2009 increased to 102.0, an increase of 5.6 points compared to the same period in 2008, primarily due to an increase in the loss ratio of 6.2 points. The loss ratio for accident year 2009 recorded in the three-month period ended March 31, 2009 was 5.8 points higher than the loss ratio for accident year 2008 recorded in the three-month period ended March 31, 2008. Increases in Mortgage Guaranty losses accounted for 4.5 points of the increase in the 2009 accident year loss ratio. The loss ratio also increased for other property and casualty lines due to premium rate decreases and changes in loss trends. Prior year development increased incurred losses by $64 million in the three-month period ended March 31, 2009 and reduced incurred losses by $127 million in the three-month period ended March 31, 2008. The net adverse development for 2009 includes $100 million of favorable development related to loss sensitive policies compared to $339 million of favorable development related to loss sensitive policies in the same period in 2008. The favorable development related to loss sensitive policies had no effect on underwriting profit as it was entirely offset by a reduction in earned premiums. However, given the reduction in earned premiums, there was an increase in the loss ratio of 0.6 points compared to the same period of 2008 related to loss sensitive policies.

General Insurance net premiums written declined $2.1 billion in the three-month period ended March 31, 2009 compared to the same period in 2008 as the construction, environmental and transportation lines of business were negatively affected by the credit crisis that limited capital for new projects, and workers’ compensation premiums also declined. Net premiums written were also adversely affected by the negative AIG publicity. Foreign General Insurance net premiums written declined mainly due to the sale of the Brazilian operations.

American International Group, Inc. and Subsidiaries

See Results of Operations — Consolidated Results for further discussion on Net investment income and Realized capital gains (losses).

Commercial Insurance Results

Commercial Insurance operating income decreased in the three-month period ended March 31, 2009 compared to the same period in 2008, primarily due to significant declines in net investment income and underwriting results, as well as significantly greater net realized capital losses in the three-month period ended March 31, 2009. The decline in underwriting results is also reflected in the combined ratio, which increased 3.7 points in the three-month period ended March 31, 2009 compared to the same period in 2008. The loss ratio for accident year 2009 recorded in the three-month period ended March 31, 2009 was 0.3 points higher than the loss ratio recorded in the three-month period ended March 31, 2008 for accident year 2008 recorded in 2008. Prior year development increased incurred losses by $148 million in the three-month period ended March 31, 2009 and reduced incurred losses by $217 million in the three-month period ended March 31, 2008. The net adverse development for 2009 includes the favorable development related to loss sensitive policies described above.

Commercial Insurance net premiums written declined in the three-month period ended March 31, 2009 compared to the same period in 2008 due to declines in workers’ compensation premiums and the construction, environmental and transportation lines of businesses as described above. Net premiums written were also adversely affected by the negative AIG publicity.

Mortgage Guaranty Results

Mortgage Guaranty operating losses increased for the three-month period ended March 31, 2009 compared to the same period in 2008 due to tightening credit markets, declining housing values and increasing mortgage foreclosures. The domestic first-lien operating loss for the three-month period ended March 31, 2009 increased $239 million from the same period in 2008 to $404 million while the second-lien operating loss for the three-month period ended March 31, 2009 of $37 million, which includes the release of the remaining $222 million premium deficiency reserve, decreased $154 million compared to the same period in 2008.

During 2008, UGC tightened underwriting guidelines and increased premium rates for its first-lien business, ceased insuring second-lien business as of September 30, 2008 and during the fourth quarter of 2008 ceased insuring new private student loan business and suspended insuring new business throughout its European operations. All of these actions were in response to the worsening conditions in the global housing markets and resulted in a significant decline in new business written during the second half of 2008 and the first three months of 2009.

Net premiums written declined in the three-month period ended March 31, 2009 compared to the same period in 2008. First-lien and international businesses net premiums written declined 6 percent and 29 percent, respectively, primarily due to tightening market conditions and underwriting standards in the first-lien business and the decision to suspend insuring new business throughout Europe in the fourth quarter of 2008. In addition, new insurance written, which is a measure of the amount of new insurance added to the portfolio, decreased 80 percent and 83 percent for first-lien and international business, respectively, in the three-month period ended March 31, 2009 compared to the same period in 2008.

Claims and claims adjustment expenses incurred increased $344 million in the three-month period ended March 31, 2009 compared to the same period in 2008 due to the continuing decline in the domestic housing market. Domestic first-lien losses incurred of $541 million for the three-month period ended March 31, 2009 increased 63 percent compared to the same period in 2008, resulting in a first-lien loss ratio of 342 percent in the three-month period ended March 31, 2009 compared to a loss ratio of 204 percent for the same period in 2008. Second-lien losses incurred of $327 million for the three-month period ended March 31, 2009 increased 79 percent compared to the same period in 2008. Increases in both domestic and international losses incurred resulted in an overall loss ratio for Mortgage Guaranty (excluding the second-lien business in run-off) of 294 percent for the three-month period ended March 31, 2009 compared to 178 percent for the same period in 2008.

American International Group, Inc. and Subsidiaries

Historically, UGC included all mortgage insurance risks in a single premium deficiency test because the manner of acquiring, servicing and measuring the profitability of all Mortgage Guaranty contracts was consistent. With the decision in 2008 to place the second-lien business in run-off, management no longer measures the profitability of the second-lien business in the same way as UGC’s ongoing businesses, and no longer reports loss ratio or expense ratio information for the second-lien business. As a result, UGC performs a separate premium deficiency calculation for the second-lien business.

At March 31, 2009, the present value of expected second-lien future premiums of $518 million and the already established liability for unpaid claims and claims adjustment expense of $804 million exceeded the present value of expected second-lien future loss and expense payments (net of expected future recoveries) of $1.3 billion resulting in the release of the premium deficiency reserve of $222 million. The second-lien risk in force at March 31, 2009 totaled $2.9 billion compared to $3.7 billion of risk in force at March 31, 2008. The second-lien business is expected to run off over the next 10 to 12 years. Risk in force represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. UGC may record net losses on this business in future periods because the timing of future delinquencies may precede recognition of future premiums.

UGC’s domestic mortgage risk in force totaled $30.0 billion as of March 31, 2009 and the 60+−day delinquency ratio was 8.6 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic mortgage risk in force of $31.5 billion and a delinquency ratio of 4.0 percent at March 31, 2008. Approximately 84 percent of the domestic mortgage risk is secured by first-lien, owner-occupied properties.

Foreign General Insurance Results

Foreign General Insurance operating income decreased in the three-month period ended March 31, 2009 compared to the same period in 2008 due to a decrease in underwriting profit and a decrease in net investment income reflecting lower mutual fund and partnership income related to poor performance in the equity markets. (See Results of Operations — Consolidated Results — Net Investment Income for further discussion.)

Net premiums written decreased 18 percent (10 percent in original currency) in the three-month period ended March 31, 2009 compared to the same period in 2008, which reflects, in part, the sale of the Brazilian operations. The European region, largely comprised of commercial line business, maintained strong client and policy retention in their most significant renewal period. However, record low car sales in Japan and reduced numbers of overseas travelers worldwide have affected the consumer lines production.

The loss ratio in the three-month period ended March 31, 2009 increased 3.8 points compared to the same period in 2008 due to:

•	The loss ratio recorded for accident year 2009 was 3.1 points higher than the loss ratio recorded for accident year 2008 primarily due to significant claim increases in the financial institutions professional indemnity book as a result of stock market declines, credit exposure and potential claims related to the Madoff fraud. Results for Japan were affected by higher claims frequency in accident and travel insurance.

•	Loss development on prior accident years increased the loss ratio by 0.7 points.

The expense ratio increased 3.1 points in the three-month period ended March 31, 2009 compared to the same period in 2008 principally due to additional separation costs.

American International Group, Inc. and Subsidiaries

Liability for unpaid claims and claims adjustment expense

The following table presents the components of the General Insurance gross liability for unpaid claims and claims adjustment expense (loss reserves) by major lines of business on a statutory annual statement basis*:

	March 31,	December 31,
	2009	2008
	(In millions)

Other liability occurrence	$19,769	$19,773
Workers’ compensation	14,639	15,170
Other liability claims made	12,801	13,189
International	11,557	11,786
Auto liability	5,422	5,593
Property	4,487	5,201
Mortgage Guaranty/Credit	4,114	3,137
Reinsurance	3,147	3,102
Products liability	2,276	2,400
Medical malpractice	2,100	2,210
Aircraft	1,504	1,693
Accident and health	1,577	1,451
Commercial multiple peril	1,068	1,163
Fidelity/surety	1,004	1,028
Other	1,940	2,362

Total	$87,405	$89,258

*	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

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

At March 31, 2009, General Insurance net loss reserves decreased $201 million from the prior year-end to $72.25 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.

American International Group, Inc. and Subsidiaries

The following table classifies the components of the General Insurance net liability for unpaid claims and claims adjustment expense by business unit:

	March 31,	December 31,
	2009	2008
	(In millions)

Commercial Insurance	$48,234	$48,789
Transatlantic	7,355	7,349
Personal Lines	2,352	2,460
Mortgage Guaranty	3,523	3,004
Foreign General Insurance	10,790	10,853

Total net loss reserves	$72,254	$72,455

Discounting of Reserves

At March 31, 2009, General Insurance net loss reserves reflect a loss reserve discount of $2.57 billion, including tabular and non-tabular calculations. The tabular workers’ compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain other liability occurrence and products liability occurrence business in American International Reinsurance Company Limited (AIRCO) that was written by Commercial Insurance is discounted based on the yield of Department of the Treasury securities ranging from one to twenty years and the Commercial Insurance payout pattern for this business. The discount is comprised of the following: $733 million — tabular discount for workers’ compensation in Commercial Insurance; $1.68 billion — non-tabular discount for workers’ compensation in Commercial Insurance; and, $160 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO for Commercial Insurance business. Since 1998, AIRCO has assumed on a quota share basis certain general liability and products liability business written by Commercial Insurance, and the reserves for this business are carried on a discounted basis by AIRCO.

Quarterly Reserving Process

AIG believes that the General Insurance net loss reserves are adequate to cover General Insurance net losses and loss expenses as of March 31, 2009. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of March 31, 2009. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

American International Group, Inc. and Subsidiaries

The following table presents the reconciliation of net loss reserves:

Three Months Ended March 31,	2009	2008
	(In millions)

Net liability for unpaid claims and claims adjustment expense at beginning of year	$72,455	$69,288
Foreign exchange effect	(290)	70
Acquisitions and dispositions	(287)	—

Losses and loss expenses incurred:
Current year	7,866	8,021
Prior years, other than accretion of discount	64	(164)
Prior years, accretion of discount	98	104

Losses and loss expenses incurred	8,028	7,961

Losses and loss expenses paid	7,652	6,812

Net liability for unpaid claims and claims adjustment expense at end of period	$72,254	$70,507

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

Three Months Ended March 31,	2009	2008
	(In millions)

Prior Accident Year Development by Reporting Unit:
Commercial Insurance	$148	$(217)
Personal Lines	4	36
Mortgage Guaranty	(94)	68
Foreign General Insurance	8	(17)

Subtotal	66	(130)
Transatlantic	(2)	3
Asbestos settlements	—	(37)

Prior years, other than accretion of discount	$64	$(164)

	Calendar Year
	2009	2008
	(In millions)

Prior Accident Year Development by Accident Year:
Accident Year
2008	$(147)
2007	115	$(35)
2006	(25)	(178)
2005	(83)	(204)
2004	5	(131)
2003	4	(24)
2002 and prior	195	408

Prior years, other than accretion of discount	$64	$(164)

In determining the quarterly loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, the actuaries examine the indicated effect

American International Group, Inc. and Subsidiaries

such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the three-month period ended March 31, 2009 to determine the loss development from prior accident years for the three-month period ended March 31, 2009. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

2009 Net Loss Development

In the three-month period ended March 31, 2009, net loss development from prior accident years was adverse by approximately $64 million excluding approximately $98 million from accretion of loss reserve discount. The overall adverse development of $64 million consisted of approximately $131 million of favorable development from accident years 2003 through 2008 offset by approximately $195 million of adverse loss development from accident years 2002 and prior. The adverse development from accident years 2002 and prior was primarily related to excess casualty business and reinsurance, including commutations, within Commercial Insurance. Within Commercial Insurance, the overall adverse development of $148 million included approximately $170 million of adverse development relating to excess casualty business, approximately $80 million of adverse development relating to a surety claim in accident year 2007, approximately $80 million of adverse development relating to reinsurance, including commutations, and approximately $50 million of adverse development relating to property business. Partially offsetting these adverse developments were smaller amounts of favorable developments across other Commercial Insurance casualty profit centers including Lexington Insurance Company’s (Lexington) healthcare and CAT excess businesses, and D&O and related management liability classes of business within AIG Executive Liability. Also included in the Commercial Insurance prior accident year development is approximately $100 million of favorable development relating to loss sensitive business written by the Risk Management Group; however, this favorable development is offset by a corresponding reduction in net premiums earned and thus did not affect underwriting loss in the first quarter of 2009. Mortgage Guaranty reserves from prior accident years developed favorably by approximately $94 million in the first three months of 2009, primarily related to second lien business claims from accident year 2008. Mortgage Guaranty reserves reflect approximately $138 million of favorable development from accident year 2008, partially offset by approximately $44 million of adverse development from earlier accident years, primarily 2007.

2008 Net Loss Development

In the first three months of 2008, net loss development from prior accident years was favorable by approximately $164 million, including approximately $339 million of favorable development relating to loss sensitive business (which was offset by an equal amount of negative earned premium development), and excluding approximately $104 million from accretion of loss reserve discount. Excluding both the favorable development relating to loss sensitive business and accretion of loss reserve discount, net loss development from prior accident years in the first three months of 2008 was adverse by approximately $175 million. The overall favorable development of $164 million consisted of approximately $572 million of favorable development from accident years 2003 through 2007 partially offset by approximately $408 million of adverse loss development from accident years 2002 and prior. Excluding the favorable development from loss sensitive business, the overall adverse development of $175 million consisted of approximately $269 million of favorable development from accident years 2003 through 2007 offset by approximately $444 million of adverse development from accident years 2002 and prior. The adverse development from accident years 2002 and prior was primarily related to excess casualty business within Commercial Insurance for the 2000 and prior accident years. The favorable development from accident years 2003 through 2007 included approximately $300 million in favorable development from loss sensitive business written by AIG Risk Management, and approximately $160 million in favorable development from business written by Lexington, including Healthcare, AIG CAT Excess, Casualty and Program business. AIG Executive Liability business contributed approximately $50 million to the favorable development from accident years 2004 and 2005, relating primarily to D&O. Accident year 2007 produced overall favorable development of approximately $35 million, which included approximately $76 million of adverse development from Mortgage

American International Group, Inc. and Subsidiaries

Guaranty and $18 million of adverse development from Personal Lines, offset by favorable development from most classes of business in Commercial Insurance and from Transatlantic.

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

As described more fully in the 2008 Annual Report on Form 10-K, AIG’s reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the three-month period ended March 31, 2009, a minor amount of adverse incurred loss development pertaining to asbestos was reflected in the table that follows. This development was primarily attributable to several large defendants.

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined appears in the table below. The vast majority of such claims arise from policies written in 1984 and prior years. The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the table below.

	2009		2008
Three Months Ended March 31,	Gross	Net	Gross	Net
	(In millions)

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of period	$3,443	$1,200	$3,864	$1,454
Losses and loss expenses incurred*	27	12	(29)	(33)
Losses and loss expenses paid*	(140)	(17)	(237)	(121)

Liability for unpaid claims and claims adjustment expense at end of period	$3,330	$1,195	$3,598	$1,300

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of period	$417	$194	$515	$237
Losses and loss expenses incurred*	3	—	(5)	—
Losses and loss expenses paid*	(12)	(12)	(14)	(10)

Liability for unpaid claims and claims adjustment expense at end of period	$408	$182	$496	$227

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of period	$3,860	$1,394	$4,379	$1,691
Losses and loss expenses incurred*	30	12	(34)	(33)
Losses and loss expenses paid*	(152)	(29)	(251)	(131)

Liability for unpaid claims and claims adjustment expense at end of period	$3,738	$1,377	$4,094	$1,527

*	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

American International Group, Inc. and Subsidiaries

The gross and net IBNR included in the liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined were estimated as follows:

	2009		2008
Three Months Ended March 31,	Gross	Net	Gross	Net
	(In millions)

Asbestos	$2,246	$929	$2,409	$1,052
Environmental	246	93	344	132

Combined	$2,492	$1,022	$2,753	$1,184

A summary of asbestos and environmental claims count activity was as follows:

	2009			2008
Three Months Ended March 31,	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,780	6,674	12,454	6,563	7,652	14,215
Claims during year:
Opened	232	181	413	198	321	519
Settled	(133)	(38)	(171)	(30)	(39)	(69)
Dismissed or otherwise resolved	(178)	(289)	(467)	(344)	(669)	(1,013)

Claims at end of period	5,701	6,528	12,229	6,387	7,265	13,652

Survival Ratios — Asbestos and Environmental

The following table presents AIG’s survival ratios for asbestos and environmental claims at March 31, 2009 and 2008. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The March 31, 2009 survival ratio is lower than the ratio at March 31, 2008 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at March 31, 2009 by approximately 1.1 years and 2.3 years, respectively, and reduced gross and net asbestos survival ratios at March 31, 2008 by approximately 1.6 years and 3.2 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG’s determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

American International Group, Inc. and Subsidiaries

AIG’s survival ratios for asbestos and environmental claims, separately and combined, were based upon a three-year average payment and were as follows:

Three Months Ended March 31,	Gross	Net

2009
Survival ratios:
Asbestos	5.0	3.9
Environmental	4.4	3.2
Combined	4.9	3.8
2008
Survival ratios:
Asbestos	6.1	4.5
Environmental	4.8	3.6
Combined	5.9	4.3

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

AIG’s Life Insurance & Retirement Services reports its operations through the following major internal reporting units and legal entities:

Foreign Life Insurance & Retirement Services

Japan and Other

•	American Life Insurance Company (ALICO)

•	AIG Star Life Insurance Co., Ltd. (AIG Star Life)

•	AIG Edison Life Insurance Company (AIG Edison Life)

Asia

•	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)

•	Nan Shan Life Insurance Company, Ltd. (Nan Shan)

American International Group, Inc. and Subsidiaries

•	American International Reinsurance Company Limited (AIRCO)

•	The Philippine American Life and General Insurance Company (Philamlife)

Domestic Life Insurance

•	American General Life Insurance Company (AIG American General)

•	The United States Life Insurance Company in the City of New York (USLIFE)

•	American General Life and Accident Insurance Company (AGLA)

Domestic Retirement Services

•	The Variable Annuity Life Insurance Company (VALIC)

•	AIG Annuity Insurance Company (AIG Annuity)

•	AIG SunAmerica Life Assurance Company (AIG SunAmerica)

Life Insurance & Retirement Services Results

Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Net Realized
	and Other	Investment	Capital Gains	Total	Operating
Three Months Ended March 31,	Considerations	Income	(Losses)	Revenues	Income (loss)
	(In millions)

2009
Japan and Other	$3,239	$803	$(799)	$3,243	$78
Asia	3,701	978	(230)	4,449	256

Total Foreign Life & Retirement Services	6,940	1,781	(1,029)	7,692	334
Domestic Life Insurance	1,182	822	(489)	1,515	(308)
Domestic Retirement Services	213	1,027	(1,590)	(350)	(1,899)

Total	$8,335	$3,630	$(3,108)	$8,857	$(1,873)

2008
Japan and Other	$3,489	$750	$(343)	$3,896	$483
Asia	3,958	698	(379)	4,277	252

Total Foreign Life & Retirement Services	7,447	1,448	(722)	8,173	735
Domestic Life Insurance	1,587	984	(1,288)	1,283	(870)
Domestic Retirement Services	284	1,371	(2,359)	(704)	(1,696)

Total	$9,318	$3,803	$(4,369)	$8,752	$(1,831)

Percentage Increase/(Decrease) from Prior Year:
Japan and Other	(7)%	7%	—%	(17)%	(84)%
Asia	(6)	40	—	4	2
Total Foreign Life & Retirement Services	(7)	23	—	(6)	(55)
Domestic Life Insurance	(26)	(16)	—	18	—
Domestic Retirement Services	(25)	(25)	—	—	—

Total	(11)%	(5)%	—%	1%	—%

American International Group, Inc. and Subsidiaries

The following table presents the gross insurance in force for Life Insurance & Retirement Services:

	March 31, 2009	December 31, 2008
	(In billions)

Foreign*	$1,363	$1,352
Domestic	1,018	1,026

Total	$2,381	$2,378

*	Includes an increase of $34.8 billion related to changes in foreign exchange rates at March 31, 2009.

Total revenues increased slightly in the three-month period ended March 31, 2009 compared to the same period in 2008, due to lower levels of net realized capital losses, partially offset by lower premiums and other considerations and lower net investment income. See Consolidated Results — Premiums and Other Considerations, Net Investment Income and Net Realized Capital Gains (Losses) for further discussion.

The operating loss for the three-month period ended March 31, 2009 increased slightly compared to the same period in 2008. The operating loss for the three-month period ended March 31, 2009 included DAC and SIA unlocking and related reserve strengthening charges of $558 million in the Domestic Retirement Services operations resulting from a reduction in the separate account long-term growth rate assumption used to determine DAC amortization. In addition, losses on partnership investments, lower yield enhancements and overall lower investment margins resulting from de-risking activities and higher short-term liquidity contributed to the decline over the same period last year. These decreases were partially offset by higher revenues and higher DAC and SIA benefits related to net realized capital losses. The operating loss in the three-month period ended March 31, 2009 included DAC and SIA benefits of $696 million compared to benefits of $267 million in the same period in 2008.

American International Group, Inc. and Subsidiaries

Foreign Life Insurance & Retirement Services Results

Foreign Life Insurance & Retirement Services results on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
Three Months Ended March 31,	Considerations	Income	(Losses)	Revenues	(Loss)
	(In millions)

2009
Life insurance	$4,344	$1,187	$(643)	$4,888	$(58)
Personal accident	1,775	96	(44)	1,827	293
Group products	759	45	(67)	737	16
Individual fixed annuities	10	581	(278)	313	79
Individual variable annuities	52	(128)	3	(73)	4

Total	$6,940	$1,781	$(1,029)	$7,692	$334

2008
Life insurance	$4,512	$919	$(567)	$4,864	$231
Personal accident	1,691	92	(40)	1,743	377
Group products	996	153	(30)	1,119	89
Individual fixed annuities	129	569	(113)	585	58
Individual variable annuities	119	(285)	28	(138)	(20)

Total	$7,447	$1,448	$(722)	$8,173	$735

Percentage Increase/(Decrease) from Prior Year:
Life insurance	(4)%	29%	—%	—%	—%
Personal accident	5	4	—	5	(22)
Group products	(24)	(71)	—	(34)	(82)
Individual fixed annuities	(92)	2	—	(46)	36
Individual variable annuities	(56)	—	—	—	—

Total	(7)%	23%	—%	(6)%	(55)%

AIG transacts business in most major foreign currencies and therefore premiums and other considerations reported in U.S. dollars vary by volume and changes in foreign currency translation rates.

The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations:

Three Months Ended March 31,	2009	2008

Growth in original currency*	(7.3)%	6.8%
Foreign exchange effect	0.5	5.8

Growth as reported in U.S. dollars	(6.8)%	12.6%

*	Computed using a constant exchange rate each period.

Total revenues for Foreign Life Insurance & Retirement Services in the three-month period ended March 31, 2009 decreased compared to the same period in 2008 primarily due to lower premiums and other considerations, the effect of the sale of the Brazil operations in the fourth quarter of 2008 and higher net realized capital losses. See Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

Operating income in the three-month period ended March 31, 2009 decreased compared to the same period in 2008 due to:

•	higher net realized capital losses;

American International Group, Inc. and Subsidiaries

•	lower investment margins due to de-risking activities and higher short-term liquidity;

•	lower assets under management in the U.K., Japan and other investment-linked portfolios; and

•	higher expenses due to restructuring charges.

Partially offsetting these items were higher DAC and SIA benefits of $333 million related to the net realized capital losses.

Foreign Life Insurance & Retirement Services Sales and Deposits

First year premium, single premium and annuity deposits for Foreign Life Insurance & Retirement Services were as follows:

			Percentage Increase (Decrease)
				Original
Three Months Ended March 31,	2009	2008*	U.S. $	Currency
	(In millions)

First year premium	$1,029	$1,208	(15)%	(13)%
Single premium	560	3,812	(85)	(84)
Annuity deposits	655	5,839	(89)	(88)

*	Excludes divested operations.

First year premium sales in the three-month period ended March 31, 2009 declined compared to the same period in 2008 primarily due to decreases in life insurance and personal accident sales. Life insurance sales in Asia declined due to the effect of equity market performance on investment-linked products and the negative effect of foreign exchange. This decline more than offset the increase in Japan life insurance sales resulting from sales incentives and the positive effect of foreign exchange.

Single premium sales in the three-month period ended March 31, 2009 declined significantly compared to the same period in 2008 primarily due to lower guaranteed income bond deposits in the U.K. resulting from poor market conditions and the effect of the adverse publicity surrounding AIG. Single premium sales also decreased in Asia as customers remained concerned about equity markets performance, particularly in Singapore, Hong Kong and Taiwan, and sales decreased in Europe primarily due to declines in group credit business.

Annuity deposits decreased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to the decline in individual variable annuity deposits. Investment-linked deposits in the U.K. decreased significantly in the three-month period ended March 31, 2009 resulting from declines in the U.K. Premier Access Bond product following significant surrender activity as a result of the AIG issues. Adverse publicity surrounding AIG and the planned disposition of AIG’s Japan life operations continued to negatively affect deposits in Japan during the first quarter of 2009 due to the suspension of sales by banks. While some banks in Japan have resumed sales of annuity products, most have not. AIG has, therefore, increased its efforts to sell annuity deposits through agents.

American International Group, Inc. and Subsidiaries

Domestic Life Insurance Results

Domestic Life Insurance results, presented on a sub-product basis, were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
Three Months Ended March 31,	Considerations	Income	(Losses)	Revenues	(Loss)
	(In millions)

2009
Life insurance	$634	$190	$(280)	$544	$(255)
Home service	183	136	(73)	246	(22)
Group life/health	201	53	(19)	235	8
Payout annuities*	149	334	(88)	395	(28)
Individual fixed and runoff annuities	15	109	(29)	95	(11)

Total	$1,182	$822	$(489)	$1,515	$(308)

2008
Life insurance	$589	$373	$(1,055)	$(93)	$(839)
Home service	188	153	(140)	201	(62)
Group life/health	204	47	(14)	237	2
Payout annuities*	594	303	(22)	875	38
Individual fixed and runoff annuities	12	108	(57)	63	(9)

Total	$1,587	$984	$(1,288)	$1,283	$(870)

Percentage Increase/(Decrease) from Prior Year:
Life insurance	8%	(49)%	—%	—%	—%
Home service	(3)	(11)	—	22	—
Group life/health	(1)	13	—	(1)	300
Payout annuities	(75)	10	—	(55)	—
Individual fixed and runoff annuities	25	1	—	51	—

Total	(26)%	(16)%	—%	18%	—%

*	Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.

Total revenues for Domestic Life Insurance increased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to lower net realized capital losses, partially offset by lower net investment income and lower premiums and other considerations. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Losses and Investments.

Domestic Life Insurance reported a lower operating loss in the three-month period ended March 31, 2009 compared to the same period in 2008 due principally to significantly lower other-than-temporary impairments. Operating income was adversely affected by lower net investment income due to reduced overall investment yields from increased levels of short-term investments, partnership losses and a current period decline of $81 million in fair value of the economic interest in Maiden Lane II LLC (ML II).

American International Group, Inc. and Subsidiaries

Domestic Life Insurance Sales and Deposits(a)

Domestic Life Insurance sales and deposits by product(b) were as follows:

			Percentage
			Increase/
Three Months Ended March 31,	2009	2008	(Decrease)
	(In millions)

Life insurance
Periodic premium by product:
Universal life	$14	$47	(70)%
Variable universal life	7	21	(67)
Term life	23	49	(53)
Whole life/other	—	1	—

Total periodic premiums by product	44	118	(63)
Unscheduled and single deposits	33	55	(40)

Total life insurance	77	173	(55)

Home service
Life insurance and accident and health	17	20	(15)
Fixed annuities	56	29	93
Unscheduled and single deposits	4	5	(20)

Total home service	77	54	43

Group life/health	34	37	(8)
Payout annuities	208	573	(64)
Individual fixed and runoff annuities	195	82	138

Total sales and deposits	$591	$919	(36)%

(a)	Excludes divested operations.

(b)	Life insurance sales include periodic premium from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Sales of group accident and health insurance represent annualized first year premium from new policies. Annuity sales represent deposits from new and existing policyholders.

Total Domestic Life Insurance sales and deposits decreased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to lower payout annuities and life insurance premiums, partially offset by an increase in individual fixed annuities sales. Payout annuities sales and life insurance premiums decreased primarily due to AIG’s lower ratings and negative publicity. Individual fixed annuities sales increased as a result of the interest rate environment as credited rates offered were more competitive with the rates offered by banks on certificates of deposit.

American International Group, Inc. and Subsidiaries

Domestic Retirement Services Results

Domestic Retirement Services results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	(Loss)/
Three Months Ended March 31,	Considerations	Income	(Losses)	Revenues	Income
	(In millions)

2009
Group retirement products	$72	$372	$(561)	$(117)	$(469)
Individual fixed annuities	32	563	(870)	(275)	(808)
Individual variable annuities	105	25	(55)	75	(524)
Individual annuities — runoff*	4	67	(104)	(33)	(98)

Total	$213	$1,027	$(1,590)	$(350)	$(1,899)

2008
Group retirement products	$107	$494	$(740)	$(139)	$(493)
Individual fixed annuities	23	759	(1,246)	(464)	(956)
Individual variable annuities	152	35	(252)	(65)	(137)
Individual annuities — runoff*	2	83	(121)	(36)	(110)

Total	$284	$1,371	$(2,359)	$(704)	$(1,696)

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	(33)%	(25)%	—%	—%	—%
Individual fixed annuities	39	(26)	—	—	—
Individual variable annuities	(31)	(29)	—	—	—
Individual annuities — runoff	100	(19)	—	—	—

Total	(25)%	(25)%	—%	—%	—%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.

Domestic Retirement Services reported higher operating losses in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to the following:

•	losses on partnership investments principally related to the private equity portfolio;

•	lower yield enhancement income including losses of $148 million related to AIG’s retained economic interest in ML II;

•	increased levels of short-term investments;

•	lower assets under management;

•	DAC and SIA unlocking and related reserve strengthening due to deteriorating equity market conditions and a reduction in the long-term separate account growth rate assumptions resulting in charges for group retirement products and individual variable annuities of $78 million and $480 million, respectively; and

•	lower DAC and SIA benefits relating to net realized capital losses of $40 million for individual variable annuities.

These decreases were partially offset by lower net realized capital losses principally due to lower other-than-temporary impairment charges and a $192 million decline in losses from embedded policy derivative liability valuations, net of related economic hedges. In addition, for group retirement products and individual fixed annuities, DAC and SIA benefits relating to net realized capital losses were higher in the three-month period ended

American International Group, Inc. and Subsidiaries

March 31, 2009 by $109 million and $21 million, respectively, compared to the same period last year. See Consolidated Results — Net Investment Income; and — Net Realized Capital Losses for further discussion.

Domestic Retirement Services Sales and Deposits

The following table presents the account value roll forward for Domestic Retirement Services by product:

Three Months Ended March 31,	2009	2008
	(In millions)

Group retirement products
Balance at beginning of year	$56,861	$68,109
Deposits — annuities	1,228	1,453
Deposits — mutual funds	401	424

Total Deposits	1,629	1,877
Surrenders and other withdrawals	(1,669)	(1,490)
Death benefits	(68)	(59)

Net inflows (outflows)	(108)	328
Change in fair value of underlying investments, interest credited, net of fees	(1,889)	(2,797)

Balance at end of period	$54,864	$65,640

Individual fixed annuities
Balance at beginning of year	$48,394	$50,508
Deposits	1,474	2,531
Surrenders and other withdrawals	(2,407)	(1,579)
Death benefits	(395)	(382)

Net inflows (outflows)	(1,328)	570
Change in fair value of underlying investments, interest credited, net of fees	464	462

Balance at end of period	$47,530	$51,540

Individual variable annuities
Balance at beginning of year	$23,593	$33,108
Deposits	262	1,017
Surrenders and other withdrawals	(732)	(909)
Death benefits	(110)	(127)

Net inflows (outflows)	(580)	(19)
Change in fair value of underlying investments, interest credited, net of fees	(1,516)	(2,259)

Balance at end of period	$21,497	$30,830

Total Domestic Retirement Services
Balance at beginning of year	$128,848	$151,725
Deposits	3,365	5,425
Surrenders and other withdrawals	(4,808)	(3,978)
Death benefits	(573)	(568)

Net inflows (outflows)	(2,016)	879
Change in fair value of underlying investments, interest credited, net of fees	(2,941)	(4,594)

Balance at end of period, excluding runoff	123,891	148,010
Individual annuities runoff	4,898	5,580

Balance at end of period	$128,789	$153,590

General and separate account reserves and mutual funds
General account reserve	$88,315	$90,576
Separate account reserve	34,513	54,952

Total general and separate account reserves	122,828	145,528

American International Group, Inc. and Subsidiaries

Three Months Ended March 31,	2009	2008
	(In millions)

Group retirement mutual funds	5,961	8,062

Total reserves and mutual funds	$128,789	$153,590

Deposits in all three product lines have been negatively affected by the lower AIG ratings and continued negative AIG publicity. For individual variable annuities, the decrease is also attributable to the decline in equity markets since March 2008.

Surrender rates and other withdrawals increased for group retirement products and individual variable and fixed annuities in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to the ratings downgrades and negative publicity about AIG. However, surrender rates and net flows have improved in all three product lines from the fourth quarter of 2008.

The following table presents Domestic Retirement Services reserves by surrender charge category and surrender rates:

	Group	Individual	Individual
	Retirement	Fixed	Variable
At March 31,	Products*	Annuities	Annuities
	(In millions)

2009
No surrender charge	$42,196	$9,986	$7,945
0% — 2%	1,119	3,184	2,878
Greater than 2% — 4%	1,739	6,570	1,891
Greater than 4%	2,849	24,572	6,907
Non-Surrenderable	1,000	3,218	1,876

Total Reserves	$48,903	$47,530	$21,497

Surrender rates	12.2%	20.1%	14.6%

2008
No surrender charge	$48,890	$11,410	$12,072
0% — 2%	2,520	3,359	4,627
Greater than 2% — 4%	2,901	7,490	4,156
Greater than 4%	2,363	25,932	9,568
Non-Surrenderable	904	3,349	407

Total Reserves	$57,578	$51,540	$30,830

Surrender rates	9.1%	12.5%	11.7%

*	Excludes mutual funds of $6.0 billion and $8.1 billion at March 31, 2009 and 2008, respectively.

Deferred Policy Acquisition Costs and Sales Inducement Assets

DAC for Life Insurance & Retirement Services products arises from the deferral of costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises”. Policy acquisition costs that relate to universal life and investment-type products are generally deferred and amortized, with interest in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains from the Sale of Investments.” Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC and amortized over the life of the business similar to DAC. AIG offers sales inducements to

American International Group, Inc. and Subsidiaries

contract holders (bonus interest) on certain annuity and investment contracts. Sales inducements are recognized as an asset (SIA) with a corresponding increase to the liability for policyholder contract deposits on the consolidated balance sheet and are amortized over the life of the contract similar to DAC. The deferral of acquisition and sales inducement costs decreased $323 million in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to declines in new business production. The current year amortization includes a $696 million increase to operating income related to net realized capital losses in the three-month period ended March 31, 2009 compared to $267 million in the same period in 2008. Current year amortization for Domestic Retirement Services also includes charges for DAC and SIA unlocking of $412 million related to a reduction in the long-term separate account growth rate assumption. Annualized amortization expense levels in the three-month period ended March 31, 2009 and 2008 were approximately 13 percent and 11 percent, respectively, of the opening DAC balance.

The following table summarizes the major components of the changes in DAC/VOBA and SIA:

	2009			2008
Three Months Ended March 31,	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total
	(In millions)

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$26,166	$317	$26,483	$26,175	$681	$26,856
Acquisition costs deferred	1,231	12	1,243	1,344	33	1,377
Amortization (charged) or credited to operating income	(799)	(17)	(816)	(898)	(28)	(926)
Change in unrealized gains (losses) on securities	(276)	—	(276)	(86)	(1)	(87)
Increase (decrease) due to foreign exchange	(651)	(7)	(658)	980	—	980
Other*	(11)	1	(10)	(1,145)	(299)	(1,444)

Balance at end of period	$25,660	$306	$25,966	$26,370	$386	$26,756

Domestic Life Insurance
Balance at beginning of year	$7,236	$66	$7,302	$6,432	$53	$6,485
Acquisition costs deferred	145	4	149	219	5	224
Amortization (charged) or credited to operating income	(170)	(3)	(173)	(133)	(1)	(134)
Change in unrealized gains (losses) on securities	(6)	—	(6)	94	—	94
Increase (decrease) due to foreign exchange	(14)	—	(14)	(23)	—	(23)
Other	—	(2)	(2)	—	—	—

Balance at end of period	$7,191	$65	$7,256	$6,589	$57	$6,646

Domestic Retirement Services
Balance at beginning of year	$7,211	$1,415	$8,626	$5,838	$991	$6,829
Acquisition costs deferred	137	41	178	239	53	292
Amortization (charged) or credited to operating income	(293)	(46)	(339)	—	—	—
Change in unrealized gains (losses) on securities	(497)	(98)	(595)	69	29	98
Increase (decrease) due to foreign exchange	(1)	—	(1)	1	—	1

Balance at end of period	$6,557	$1,312	$7,869	$6,147	$1,073	$7,220

Total Life Insurance & Retirement Services
Balance at beginning of year	$40,613	$1,798	$42,411	$38,445	$1,725	$40,170
Acquisition costs deferred	1,513	57	1,570	1,802	91	1,893
Amortization (charged) or credited to operating income	(1,262)	(66)	(1,328)	(1,031)	(29)	(1,060)

American International Group, Inc. and Subsidiaries

	2009			2008
Three Months Ended March 31,	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total
	(In millions)

Change in unrealized gains (losses) on securities	(779)	(98)	(877)	77	28	105
Increase due to foreign exchange	(666)	(7)	(673)	958	—	958
Other*	(11)	(1)	(12)	(1,145)	(299)	(1,444)

Balance at end of period	$39,408	$1,683	$41,091	$39,106	$1,516	$40,622

*	In 2008, primarily represents the cumulative effect of adoption of FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).

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

Aircraft Leasing

AIG’s Aircraft Leasing operations are the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jet aircraft for ILFC’s own account, and remarketing and fleet management services for airlines and other aircraft fleet owners.

Capital Markets

Capital Markets represents the operations of AIGFP, which engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates. AIGFP also invests in a diversified portfolio of securities and engages in borrowing activities that involve issuing standard and structured notes and other securities and entering into GIAs. Given the extreme market conditions experienced in 2008, downgrades of AIG’s credit ratings by the rating agencies and AIG’s intent to refocus on its core businesses, in late 2008 AIGFP began to unwind its businesses and portfolios, including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities.

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

American International Group, Inc. and Subsidiaries

Consumer Finance

AIG’s Consumer Finance operations in North America are principally conducted through AGF. AGF derives most of its revenues from finance charges assessed on real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables.

AIG’s foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. AIGCFG has operations in Argentina, China, Brazil, Hong Kong, Mexico, the Philippines, Poland, Taiwan, Thailand, India and Colombia. Through April 15, 2009, AIG has completed the sale of certain AIGCFG businesses in Taiwan, Thailand and the Philippines.

Financial Services Results

Financial Services results were as follows:

			Percentage
			Increase/
Three Months Ended March 31,	2009	2008	(Decrease)
	(In millions)

Revenues:
Aircraft Leasing	$1,281	$1,165	10%
Capital Markets	(969)	(8,743)	—
Consumer Finance	821	931	(12)
Other, including intercompany adjustments	140	87	61

Total	$1,273	$(6,560)	—%

Operating income (loss):
Aircraft Leasing	$316	$221	43%
Capital Markets	(1,121)	(8,927)	—
Consumer Finance	(298)	(52)	—
Other, including intercompany adjustments	(19)	(14)	—

Total	$(1,122)	$(8,772)	—%

Financial Services reported operating losses in the three-month periods ended March 31, 2009 and 2008, primarily due to unrealized market valuation losses related to AIGFP’s super senior credit default swap portfolios of $452 million and $9.1 billion in 2009 and 2008, respectively, interest expense on intercompany borrowings and the effect on operating results related to the continued wind-down of AIGFP’s portfolios in 2009. The operating loss in the three-month period ended March 31, 2009 was partially offset by a gain of $1.8 billion representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $106 million of gains reflected in the unrealized market valuation loss on the super senior credit default swaps. AGF’s operating income declined in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily due to increases in the provision for finance receivable losses of $186 million resulting from increases to the allowance for finance receivable losses in response to the higher levels of delinquencies on AGF’s finance receivable portfolio and higher net charge-offs.

ILFC generated strong operating income growth in the three-month period ended March 31, 2009 compared to the same period in 2008, driven to a large extent by a larger aircraft fleet and lower composite borrowing rates.

Capital Markets Results

AIGFP’s operating loss decreased in the three-month period ended March 31, 2009 compared to the same period in 2008 primarily related to a reduced valuation loss on its super senior multi-sector CDO credit default swap portfolio and the positive effect related to credit spreads on the valuation of its assets and liabilities. AIGFP’s results reflect the effects of its wind-down activities.

American International Group, Inc. and Subsidiaries

AIGFP recognized an unrealized market valuation loss of $452 million in the three-month period ended March 31, 2009 compared to $9.1 billion in 2008, representing the change in fair value of its super senior credit default swap portfolio. The principal components of the valuation losses recognized were as follows:

•	AIGFP recognized an unrealized market valuation loss of $809 million in the first quarter of 2009 with respect to CDS transactions written on multi-sector CDOs, compared to $8.0 billion for the same period in 2008. The decrease in the unrealized market valuation loss on this portfolio was largely due to the substantial decline in outstanding net notional amount resulting from the termination of CDS contracts in the fourth quarter of 2008 in connection with the ML III transaction.

•	AIGFP recognized an unrealized market valuation gain of $358 million in the first quarter of 2009 with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation loss of $896 million for the same period in 2008. During the first quarter of 2009, the valuation of these contracts benefited from the narrowing of corporate credit spreads, while these spreads widened during the same period in 2008.

See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of AIGFP’s super senior credit default swap portfolio.

During the three-month period ended March 31, 2009, AIGFP recognized a loss of $224 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio, compared to a net loss of $57 million in the same period of 2008.

The following table presents AIGFP’s credit valuation adjustment gains (losses) (excluding intercompany transactions):

Counterparty Credit Valuation Adjustment on Assets		AIG’s Own Credit Valuation Adjustment on Liabilities
(In millions)

Three Months Ended March 31, 2009
Trading securities	$(1,131)	Term notes	$644
Loans and other assets	(48)	Hybrid term notes	604
Derivative assets	441	GIAs	451
		Other liabilities	104
		Derivative liabilities*	722

Decrease in assets	$(738)	Decrease in liabilities	$2,525

Net pre-tax increase to other income	$1,787

Three Months Ended March 31, 2008
Trading securities	$(2,148)	Term notes	$261
Loans and other assets	(24)	Hybrid term notes	662
Derivative assets	(448)	GIAs	1,156
		Other liabilities	30
		Derivative liabilities*	539

Decrease in assets	$(2,620)	Decrease in liabilities	$2,648

Net pre-tax increase to other income	$28

*	Includes super senior credit default swap portfolio.

AIGFP’s operating loss in the three-month period ended March 31, 2009 includes a gain of $1.8 billion representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $106 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps. The gain in the first quarter of 2009 was primarily the result of significant widening in AIG’s credit spreads since

American International Group, Inc. and Subsidiaries

December 31, 2008. This was partially offset by continued widening of spreads on asset-backed securities and CDOs, which represent a significant segment of AIGFP’s investment portfolio. Included in the first quarter 2008 net operating loss is the transition gain of $291 million related to the adoption of FAS 157, “Fair Value Measurements,” and FAS 159.

Included in AIGFP’s financial results for the first quarter of 2009 is $933 million of interest charges on intercompany borrowings with AIG that are eliminated in consolidation.

Historically, the most significant component of Capital Markets operating expenses was compensation, which was approximately $143 million, or 77 percent of operating expense in the first three months of 2008. For 2009, however, compensation expense was approximately $27 million, or only 17 percent of operating expenses. In addition, AIGFP recognized $44 million in expenses related to pre-existing retention plans that were reported as part of restructuring expenses.

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

The revenues and operating income (loss) for this segment are affected by the general conditions in the equity and credit markets. In addition, net realized gains and carried interest are contingent upon investment maturity levels and market conditions. In the Institutional Asset Management business, carried interest, computed in accordance with each fund’s governing agreement, is based on the investment’s performance over the life of each fund. Unrealized carried interest is recognized based on each fund’s performance as of the balance sheet date. Future fund performance may negatively affect previously recognized carried interest.

AIG expects to divest its Institutional Asset Management businesses consisting of investment services that are offered to external party clients. The businesses offered for sale exclude those investment services providing traditional fixed income and shorter duration asset and liability management for AIG’s insurance company subsidiaries as well as proprietary real estate and private equity investments and the MIP. AIG expects to continue relationships with the divested businesses for other investment management services used by those insurance company subsidiaries.

See the 2008 Annual Report on Form 10-K for a further description of the Asset Management businesses.

American International Group, Inc. and Subsidiaries

Asset Management Results

Asset Management results were as follows:

			Percentage
			Increase
Three Months Ended March 31,	2009	2008	(Decrease)
	(In millions)

Revenues:
Spread-Based Investment business	$(115)	$(809)	—%
Institutional Asset Management	332	524	(37)
Brokerage Services and Mutual Funds	46	74	(38)
Other Asset Management	36	62	(42)

Total	$299	$(149)	—%

Operating income (loss):
Spread-Based Investment business	$(359)	$(1,251)	—%
Institutional Asset Management	(310)	(78)	—
Brokerage Services and Mutual Funds	—	19	—
Other Asset Management	36	59	(39)

Total	$(633)	$(1,251)	—%

Asset Management recognized lower operating losses in the three-month period ended March 31, 2009 compared to the same period in 2008, primarily due to higher foreign exchange gains on GIC liabilities; net gains on derivatives not qualifying for hedge accounting; and the positive effect of tightening corporate credit spreads on credit default swap investments. Offsetting these improvements were lower partnership income, higher equity losses due to impairments on real estate investments, lower unrealized net carried interest revenues, and an allowance for credit losses recognized on loan investments held by the MIP. Other-than temporary impairments for the Spread-Based Investment business increased marginally as increases in the MIP were offset by decreases in the GIC. Restructuring-related expenses during the three months ended March 31, 2009 for the Asset Management segment were $15 million.

The $633 million operating loss in the three-month period ended March 31, 2009 includes approximately $600 million in net operating losses related to businesses which are expected to be retained by AIG, including the MIP and proprietary real estate and private equity investment strategies.

Spread-Based Investment Business Results

The Spread-Based Investment business reported significantly lower operating losses in the three-month period ended March 31, 2009 compared to the same period in 2008 due to significantly lower net realized capital losses, accretion income on investments held in the MIP of $49 million and lower funding costs in the GIC business. These improvements were partially offset by a decline in income from partnership investments held in the GIC, which decreased $185 million in the three-month period ended March 31, 2009 compared to the same period in 2008 due to weaker market conditions in 2009.

Net realized capital losses, composed primarily of other-than-temporary impairments on fixed income securities, were $405 million in the three-month period ended March 31, 2009, compared to $1.3 billion in the same period in 2008. The decrease in net realized capital losses for the three-month period ended March 31, 2009 primarily consists of an increase of approximately $615 million in net foreign exchange gains on foreign-denominated GIC reserves and MIP liabilities, fair value gains of $154 million on credit default swap investments held by the MIP due to the tightening of corporate credit spreads and fair value gains on interest rate and foreign exchange hedges not qualifying for hedge accounting treatments for both the GIC and MIP of $401 million. These increases were partially offset by an increased allowance for credit loss recorded on bank loan and commercial mortgage investments of the MIP and lower gains on the sales of securities.

AIG enters into derivative arrangements to hedge the effect of changes in currency and interest rates associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Some of

American International Group, Inc. and Subsidiaries

these hedging relationships do not qualify for hedge accounting treatment and therefore creates volatility in operating results despite being effective economic hedges.

The other-than-temporary impairment charges on fixed maturity securities held in the GIC declined during the three-month period ended March 31, 2009 due to the reduction in assets resulting from the termination of the U.S. securities lending program in December 2008. The other-than-temporary impairment charges on fixed maturity securities held in the MIP increased during the three-month period ended March 31, 2009 primarily due to credit losses and severity write-downs on structured fixed income investments. The decline in impairments in the GIC was largely offset by the increased impairments in the MIP. See Investments — Portfolio Review — Other-Than-Temporary Impairments.

The GIC program is in runoff with no new GICs issued subsequent to 2005. The anticipated runoff of the domestic GIC portfolio was as follows:

	Less Than	1-3	3 +−5	Over Five
At March 31, 2009	One Year	Years	Years	Years	Total
	(In billions)

Domestic GICs	$3.4	$2.7	$2.3	$3.7	$12.1

Contractual maturities of debt issued under the MIP was as follows:

	Less Than	1-3	3 +−5	Over Five
At March 31, 2009	One Year	Years	Years	Years	Total
	(In billions)

MIP liabilities	$1.2	$7.3	$1.2	$4.3	$14.0

The GIC and MIP both invest in various fixed income asset classes which include corporate debt, both public and private, and structured fixed income consisting of RMBS, commercial mortgage-backed securities (CMBS) and CDOs. The majority of these investments are currently rated investment grade. In addition, the GIC and the MIP invests in bank loans, commercial mortgage loans and single name credit default swaps. The GIC invests in limited partnership (or equivalent) interests in private equity and hedge funds, but the MIP does not.

Institutional Asset Management Results

Institutional Asset Management recognized an increased operating loss in the three-month period ended March 31, 2009 compared to the same period in 2008, primarily resulting from:

•	impairments on proprietary real estate investments and losses on equity investments in real estate joint ventures of $292 million due to significant dislocation in the real estate markets in which properties are held;

•	lower unrealized carried interest revenues of $108 million reflecting declines in portfolio asset valuations, primarily in private equity;

•	lower base management fees from external clients of $41 million due to lower average assets under management;

•	$53 million of operating losses on consolidated private equity investments originally acquired for the purpose of transfer to third-party funds which were not able to be sold or otherwise divested as originally contemplated (such assets are now considered proprietary investments of the Institutional Asset Management business); and

•	$21 million in impairment charges recognized on strategic equity investments.

Offsetting these declines were net realized capital gains on written credit default swaps of $316 million. These net gains were due to the widening of AIG’s credit spreads.

AIG’s unaffiliated client assets under management, including retail mutual funds and institutional accounts, were $63.5 billion, $68.9 billion and $94.6 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The decline from December 31, 2008 and March 31, 2008 reflects lower asset values due to the significant deterioration in the credit and equity markets during 2008 as well as the effect of net client outflows.

American International Group, Inc. and Subsidiaries

Brokerage Services and Mutual Funds

Revenues and operating income related to Brokerage Services and Mutual Fund activities decreased in the three-month period ended March 31, 2009 from the same period in 2008 due to lower fee income as a result of a lower asset base and a decline in commission income resulting from difficult market conditions.

Other Asset Management Results

Revenues and operating income related to Other Asset Management activities declined in the three-month period ended March 31, 2009 from the same period in 2008, due to changes in partnership income driven by weaker market conditions in the three-month period ended March 31, 2009.

Other Operations

Other operations operating loss in the three months ended March 31, 2009 increased compared to the same period in 2008 primarily due to the losses associated with the change in fair value of AIG’s equity interest in ML III of $1.9 billion and increased interest expense on the FRBNY Facility, partially offset by interest income on intercompany loans.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to items considered by management in the determination of AIG’s ability to continue as a going concern, liability for general insurance unpaid claims and claims adjustment expenses, future policy benefits for life and accident and health contracts, recoverability of DAC, estimated gross profits for investment-oriented products, the allowance for finance receivable losses, flight equipment recoverability, other-than-temporary impairments, goodwill impairment, estimates with respect to income taxes and fair value measurements of certain financial assets and liabilities, including credit default swaps and AIG’s economic interest in ML II and equity interest in ML III (Maiden Lane Interests). These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG’s results of operations would be directly affected.

The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

•	AIG’s Ability to Continue as a Going Concern

When assessing AIG’s ability to continue as a going concern, management must make judgments and estimates about the following:

•	the marketability of assets to be disposed of and the timing and amount of related cash proceeds to be used to repay indebtedness;

•	the planned sales of significant subsidiaries;

•	plans to raise new funds or restructure debt;

•	projections of future profitability and the timing and amount of cash flows from operating activities;

•	the funding needs of regulated subsidiaries;

•	AIG’s ability to comply with debt covenants;

•	plans to reduce expenditures;

•	the effects of ratings agency actions on collateral requirements and other contractual conditions; and

•	the future regulatory, business, credit, and competitive environments in which AIG operates around the world.

American International Group, Inc. and Subsidiaries

These factors, individually and collectively, will have a significant effect on AIG’s ability to generate sufficient cash to repay indebtedness as it becomes due and profitably operate its businesses as it executes its restructuring initiatives.

•	Liability for Unpaid Claims and Claims Adjustment Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.

•	Expected loss ratios for the latest accident year: in this case, accident year 2008 for the year-end 2008 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.

For discussion of sensitivity analysis on the reserve for unpaid claims and claims adjustment expenses, see Results of Operations — Segment Results — General Insurance Operations — Liability for Unpaid Claims and Claims Adjustment Expense.

•	Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

•	Interest rates: which vary by geographical region, year of issuance and products.

•	Mortality, morbidity and surrender rates: based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.

Periodically, the net benefit reserves (policy benefit reserves less DAC) established for Life Insurance & Retirement Services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in-force outside of North America, 52 percent of total policyholder benefit liabilities at March 31, 2009 resulted from traditional business where the lock-in principle applies. In most foreign locations, various guarantees are embedded in policies in force that may remain applicable for many decades into the future.

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

•	Deferred Policy Acquisition Costs (Life Insurance & Retirement Services):

•	Recoverability: based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality/morbidity experience, expenses, investment returns and policy persistency.

•	Deferred Policy Acquisition Costs (General Insurance):

•	Recoverability: based upon the current terms and profitability of the underlying insurance contracts.

•	Estimated Gross Profits for Investment-Oriented Products (Life Insurance & Retirement Services):

•	Estimated gross profits: to be realized over the estimated duration of the contracts (investment-oriented products), which affect the carrying value of DAC, unearned revenue liability, SIAs and associated

American International Group, Inc. and Subsidiaries

amortization patterns. Estimated gross profits include investment income and gains and losses on investments less required interest, actual mortality and other expenses.

•	Allowance for Finance Receivable Losses (Financial Services):

•	Historical defaults and delinquency experience: utilizing factors, such as delinquency ratio, allowance ratio, charge-off ratio and charge-off coverage.

•	Portfolio characteristics: portfolio composition and consideration of the recent changes to underwriting criteria and portfolio seasoning.

•	External factors: consideration of current economic conditions, including levels of unemployment and personal bankruptcies.

•	Migration analysis: empirical technique measuring historical movement of similar finance receivables through various levels of repayment, delinquency, and loss categories to existing finance receivable pools.

•	Flight Equipment Recoverability (Financial Services):

•	Expected undiscounted future net cash flows: based upon current lease rates, projected future lease rates and estimated terminal values of each aircraft based on expectations of market participants.

•	Other-Than-Temporary Impairments:

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

In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities, which is not credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security. In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2) and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have

American International Group, Inc. and Subsidiaries

Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). See Note 1 to the Consolidated Financial Statements for additional discussion on these FSPs.

•	Goodwill Impairment

Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. AIG performed goodwill impairment tests at March 31, 2009.

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

Management observed a narrowing of the fair values over the carrying values of the Life Insurance & Retirement Services—Japan and Other and the Life Insurance & Retirement Services—Asia reporting units during the first quarter of 2009. AIG will continue to monitor overall competitive, business and economic conditions, and other events or circumstances that might result in an impairment of goodwill in the future.

•	Valuation Allowance on Deferred Tax Assets:

At March 31, 2009 and December 31, 2008, AIG recorded a net deferred tax asset after valuation allowance of $14.3 billion and $11 billion, respectively. FAS 109, “Accounting for Income Taxes,” permits this asset to be recorded if the asset meets a more likely than not standard (i.e., more than 50 percent likely) that the asset will be realized. Realization of AIG’s net deferred tax asset depends on AIG’s ability to consummate the proposed AIA and ALICO debt for equity exchanges with the FRBNY and to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred. Estimates of future taxable income could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG’s consolidated financial condition or its results of operations. Because the realization of the deferred tax asset relies on the completion of the proposed transactions and a projection of future taxable income, AIG views this as a critical accounting estimate.

AIG is relying upon producing taxable operating profits from the businesses to be retained, principally Commercial Insurance and Foreign General Insurance. AIG has evaluated its forecasts of future operating income and determined that there will be sufficient operating income, inclusive of gains on the divestiture of businesses to realize the recorded net deferred tax asset.

When making its assessment about the realization of its deferred tax assets at March 31, 2009, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed through April 30, 2009 and additional actions expected to be completed during the

American International Group, Inc. and Subsidiaries

remainder of 2009, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

In assessing future GAAP taxable income, AIG considered its strong earnings history exclusive of the recent losses on the AIGFP super senior credit default swap portfolio and from the securities lending program. AIG also considered the completed transactions with the FRBNY and the Department of the Treasury, including (i) reduction of the interest rate payable on outstanding borrowing and undrawn amounts under the FRBNY Facility; (ii) the transfer of RMBS related to AIG’s U.S. securities lending program to ML II; (iii) the termination of substantially all multi-sector credit default swap transactions and sale of underlying CDO securities to ML III; (iv) the issuance of the AIG Series E Preferred Stock in exchange for the AIG Series D Preferred Stock; and (v) the issuance of the AIG Series F Preferred Stock and the establishment of the Department of the Treasury Commitment.

In addition, AIG also considered the proposed transactions with the FRBNY and the Department of the Treasury announced by AIG and the Board of Governors of the Federal Reserve System on March 2, 2009 which have not yet been consummated, including the AIA and ALICO debt for equity exchanges.

AIG’s profitability in any given period can be materially affected by conditions in global financial markets, economic conditions, catastrophes and other events around the world and, currently, AIG-specific events. Further, the results of operations in the first quarter of 2009 may not be indicative of the results expected for the full year because certain transactions proposed to be entered into with the Department of the Treasury and the FRBNY are not expected to be in place. However, AIG believes its forecasts are achievable.

There are many important factors that could significantly affect the attainment of AIG’s forecasted results. For a discussion of some of these factors, see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and Part I Item 1A. Risk Factors in the 2008 Annual Report on Form 10-K.

•	U.S. Income Taxes on Earnings of Certain Foreign Subsidiaries:

Due to the complexity of the U.S. federal income tax laws involved in determining the amount of income taxes incurred on potential dispositions, as well as AIG’s reliance on reasonable assumptions and estimates in calculating this liability, AIG considers the U.S. federal income taxes accrued on the earnings of certain foreign subsidiaries to be a critical accounting estimate.

•	Fair Value Measurements of Certain Financial Assets and Liabilities:

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

American International Group, Inc. and Subsidiaries

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

The fair value of fixed income and equity securities by source of value determination was as follows:

	Fair	Percent
At March 31, 2009	Value	of Total
	(In billions)

Fair value based on external sources(a)	$379	94%
Fair value based on internal sources	25	6

Total fixed income and equity securities(b)	$404	100%

(a)	Includes $33.9 billion whose primary source is broker quotes.

(b)	Includes available for sale, trading and securities lending invested collateral securities.

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

American International Group, Inc. and Subsidiaries

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

At March 31, 2009, AIG classified $36.6 billion and $21.6 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.5 percent and 2.8 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis at March 31, 2009. At December 31, 2008, AIG classified $42.1 billion and $21.1 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.9 percent and 2.6 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis at December 31, 2008. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

Certain RMBS and CMBS: These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles, remittances received and updated cumulative loss data on underlying obligations, discounted cash flow techniques, and/or for RMBS option adjusted spread analyses.

American International Group, Inc. and Subsidiaries

Certain Asset-Backed Securities — non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.

CDOs: These assets initially are valued at the transaction price. Subsequently, they are valued based on external price/spread data from independent third parties, dealer quotations, matrix pricing, the Binomial Expansion Technique (BET) model or a combination thereof.

Interests in ML II and ML III: At their inception, AIG’s Maiden Lane Interests were valued at the transaction prices of $1 billion and $5 billion, respectively. Subsequently, Maiden Lane Interests are valued using a discounted cash flow methodology that uses the estimated future cash flows of the assets to which the Maiden Lane Interests are entitled and the discount rates applicable to such interests as derived from the fair value of the entire asset pool. The implicit discount rates are calibrated to the changes in the estimated asset values for the underlying assets commensurate with AIG’s interests in the capital structure of the respective entities. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

The fair value methodology used assumes that the underlying collateral in ML II and ML III will continue to be held and generate cash flows into the foreseeable future and does not assume a current liquidation of the assets of ML II and ML III. Other methodologies employed or assumptions made in determining fair value for these investments could result in amounts that differ significantly from the amounts reported.

See Note 4 to the Consolidated Financial Statements for further discussion on the fair value of the Maiden Lane Interests.

Increases in the discount rate or decreases in estimated future cash flows used in the valuation would decrease AIG’s estimate of the fair value of the Maiden Lane Interests as shown in the table below.

	Fair Value Change
Three Months Ended March 31, 2009	ML II	ML III
	(In millions)

Discount Rates
200 basis point increase	$(58)	$(335)
400 basis point increase	(109)	(615)

Estimated Future Cash Flows
10% decrease	(250)	(524)
20% decrease	(442)	(1,175)

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

The net notional amount, fair value of derivative liability and unrealized market valuation loss of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class were as follows:

					Unrealized Market
					Valuation (Gain)
			Fair Value of		Loss Three Months
	Net Notional Amount		Derivative Liability at		Ended March 31
	March 31,	December 31,	March 31,	December 31,
	2009(a)	2008(a)	2009(b)	2008(b)	2009(c)	2008(c)
	(In millions)

Regulatory Capital:
Corporate loans	$99,381	$125,628	$—	$—	$—	$—
Prime residential mortgages	90,165	107,246	—	—	—	—

American International Group, Inc. and Subsidiaries

					Unrealized Market
					Valuation (Gain)
			Fair Value of		Loss Three Months
	Net Notional Amount		Derivative Liability at		Ended March 31
	March 31,	December 31,	March 31,	December 31,
	2009(a)	2008(a)	2009(b)	2008(b)	2009(c)	2008(c)
	(In millions)

Other(d)	3,008	1,575	393	379	14	—

Total	192,554	234,449	393	379	14	—

Arbitrage:
Multi-sector CDOs(e)(f)	11,984	12,556	6,715	5,906	809	8,037
Corporate debt/CLOs(g)	49,601	50,495	2,196	2,554	(358)	896

Total	61,585	63,051	8,911	8,460	451	8,933

Mezzanine tranches(h)	4,217	4,701	182	195	(13)	174

Total	$258,356	$302,201	$9,486	$9,034	$452	$9,107

(a)	Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)	Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral in accordance with FIN 39.

(c)	Includes credit valuation adjustment gains of $106 million and $65 million in the three-month periods ended March 31, 2009 and 2008, respectively, representing the positive effect of AIG’s widening credit spreads on the valuation of the derivatives liabilities.

(d)	During the first quarter of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other, given the higher likelihood that it will not be terminated when the regulatory capital benefit expires for the counterparty.

(e)	Includes $9.3 billion and $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2009 and December 31, 2008, respectively.

(f)	During the fourth quarter of 2008, AIGFP terminated the majority of the CDS transactions written on multi-sector CDOs in connection with the ML III transaction.

(g)	Includes $1.4 billion and $1.5 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs as of March 31, 2009 and December 31, 2008, respectively.

(h)	Net of offsetting purchased CDS of $1.6 billion and $2.0 billion in net notional amount at March 31, 2009 and December 31, 2008, respectively.

The changes in the net notional amount of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions were as follows:

	Net Notional		Effect of		Net Notional
	Amount	Terminations	Foreign		Amount
For the Three Months Ended	December 31,	and	Exchange	Amortization/	March 31,
March 31, 2009	2008	Maturities	Rates(a)	Reclassification	2009
	(In millions)

Regulatory Capital:
Corporate loans	$125,628	$(17,055)	$(3,965)	$(5,227)	$99,381
Prime residential mortgages	107,246	(10,701)	(4,674)	(1,706)	90,165
Other(b)	1,575	—	(103)	1,536	3,008

Total	234,449	(27,756)	(8,742)	(5,397)	192,554

Arbitrage:
Multi-sector CDOs	12,556	—	(186)	(386)	11,984
Corporate debt/CLOs	50,495	—	(868)	(26)	49,601

American International Group, Inc. and Subsidiaries

	Net Notional		Effect of		Net Notional
	Amount	Terminations	Foreign		Amount
For the Three Months Ended	December 31,	and	Exchange	Amortization/	March 31,
March 31, 2009	2008	Maturities	Rates(a)	Reclassification	2009
	(In millions)

Total	63,051	—	(1,054)	(412)	61,585

Mezzanine tranches	4,701	(297)	(187)	—	4,217

Total	$302,201	$(28,053)	$(9,983)	$(5,809)	$258,356

(a)	Relates to the strengthening of the U.S. dollar, primarily against the Euro and the British Pound.

(b)	During the first quarter of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other.

The summary statistics for AIGFP’s super senior credit default swaps at March 31, 2009 and totals for December 31, 2008 were as follows:

	Regulatory Capital Portfolio				Arbitrage Portfolio				Total
		Prime				Multi-Sector	Multi-Sector
	Corporate	Residential			Corporate	CDOs	CDOs w/No		March 31,	December 31,
Category	Loans	Mortgages	Other	Subtotal	Debt/CLOs	w/Subprime	Subprime	Subtotal	2009	2008

Gross Transaction Notional Amount (in billions)	$130.5	$112.5	$5.3	$248.3	$65.4	$12.7	$11.4	$89.5	$337.8	$390.1
Net Notional Amount (in billions)	99.4	90.2	3.0	192.6	49.6	7.1	4.8	61.5	254.1	297.5
Number of Transactions	24	20	2	46	28	15	6	49	95	109
Weighted Average Subordination	18.3%	13.3%	15.5%	16.0%	17.8%	34.8%	19.9%	20.5%	17.2%	16.9%
Weighted Average Number of Obligors/Transaction	1,503	88,460	9,722		124	143	101
Expected Maturity (Years)	0.8	0.9	7.1		3.8	4.7	5.7

Regulatory Capital Portfolio

During the three-month period ended March 31, 2009, $27.8 billion in net notional amount was terminated or matured. Through April 30, 2009, AIGFP has also received formal termination notices with respect to an additional $16.6 billion in net notional amount with effective termination dates in 2009. AIG expects that the counterparties in the remaining regulatory capital CDS transactions will terminate within the next 12 months the vast majority of transactions with AIGFP during the transition period of the Revised Framework for the International Convergence of Capital Standards issued by the Basel Committee on Banking Supervision. AIGFP has not been required to make any payments as part of terminations initiated by counterparties.

During the first quarter of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other given the higher likelihood that it will not be terminated when the regulatory capital benefit expires for the counterparty. AIG does not believe that at this time the CDS provides significant risk transfer benefit to the counterparty; however, AIGFP will continue to monitor this transaction closely.

During April 2009, AIGFP effected the early termination of a CDS transaction written on a European RMBS security that was reported as part of Regulatory Capital — Other at March 31, 2009 at a level approximating its fair value at that time. Given its unique structure and concentrated exposure to high loan-to-value Spanish residential mortgages, this transaction had exposed AIGFP to a relatively higher level of liquidity and credit risk than any other regulatory capital CDS exposure, and AIG felt it prudent to terminate the transaction to avoid further deterioration.

In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for this regulatory capital relief portfolio for the quarter ended March 31, 2009 other than for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief.

AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the significant deterioration in the credit markets and the risk that AIGFP’s expectations with respect to the termination of these transactions by its counterparties may not materialize, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods and, given its size, recognition

American International Group, Inc. and Subsidiaries

of even a small percentage decline in the fair value of this portfolio could be material to AIG’s consolidated results of operations for an individual reporting period or to AIG’s consolidated financial condition.

The following table presents, for each of the regulatory capital CDS transactions (excluding those reported as “Other”), the net notional amounts at March 31, 2009, attachment points at inception and at March 31, 2009 and inception to date realized losses through March 31, 2009:

		Net Notional			Realized Losses
		Amount at	Attachment Point	Attachment Point	through
CDS	Type	March 31, 2009	at Inception(a)	at March 31, 2009(a)	March 31, 2009(b)
		(Dollars in millions)

1	Corporate Loans	$2,654	11.00%	15.98%	0.14%
2	Corporate Loans	2,789	16.00%	16.00%	0.00%
3	Corporate Loans	896	10.10%	9.98%	0.48%
4	Corporate Loans	4,435	12.80%	16.00%	0.00%
5	Corporate Loans	7,438	44.00%	44.00%	0.00%
6	Corporate Loans	4,541	11.20%	14.00%	0.00%
7	Corporate Loans	2,151	10.00%	9.86%	0.18%
8	Corporate Loans	6,137	11.74%	14.67%	0.01%
9	Corporate Loans	8,145	12.02%	15.02%	0.02%
10	Corporate Loans	7,103	11.00%	11.15%	0.00%
11	Corporate Loans	406	18.00%	37.07%	0.00%
12	Corporate Loans	9,141	10.80%	11.16%	0.00%
13	Corporate Loans	1,984	19.99%	22.18%	0.00%
14	Corporate Loans	10,843	11.30%	12.14%	0.02%
15	Corporate Loans	4,560	11.00%	11.28%	0.09%
16	Corporate Loans	4,017	21.00%	22.16%	0.00%
17	Corporate Loans	2,849	12.00%	12.00%	0.00%
18	Corporate Loans	2,069	15.85%	16.08%	0.00%
19	Corporate Loans	3,294	14.50%	21.06%	0.00%
20	Corporate Loans	1,793	12.30%	20.30%	0.00%
21	Corporate Loans	709	23.44%	31.90%	0.00%
22	Corporate Loans	2,126	11.73%	14.67%	0.00%
23	Corporate Loans	1,820	9.00%	9.00%	0.00%
24	Corporate Loans	7,481	17.00%	23.18%	0.00%
25	Prime Residential Mortgages	376	17.01%	35.59%	2.15%
26	Prime Residential Mortgages	1,027	10.00%	11.45%	0.00%
27	Prime Residential Mortgages	238	18.48%	37.18%	1.43%
28	Prime Residential Mortgages	1,410	14.70%	29.91%	0.08%
29	Prime Residential Mortgages	229	16.81%	29.43%	0.83%
30	Prime Residential Mortgages	1,070	10.00%	11.04%	0.00%
31	Prime Residential Mortgages	1,719	10.70%	22.40%	0.03%
32	Prime Residential Mortgages	339	13.19%	20.20%	0.29%
33	Prime Residential Mortgages	5,490	7.95%	7.95%	0.02%
34	Prime Residential Mortgages	1,687	7.95%	17.19%	0.04%
35	Prime Residential Mortgages	4,877	8.01%	8.01%	0.01%
36	Prime Residential Mortgages	17,246	18.25%	18.25%	0.00%
37	Prime Residential Mortgages	5,607	7.85%	7.85%	0.01%
38	Prime Residential Mortgages	9,898	7.50%	7.49%	0.01%
39	Prime Residential Mortgages	7,423	7.96%	7.96%	0.01%
40	Prime Residential Mortgages	2,262	12.40%	17.45%	0.00%
41	Prime Residential Mortgages	20,503	9.20%	9.19%	0.01%
42	Prime Residential Mortgages	3,054	11.50%	15.44%	0.00%
43	Prime Residential Mortgages	4,384	11.50%	16.70%	0.00%
44	Prime Residential Mortgages	1,326	14.57%	24.96%	0.00%

Total		$189,546

American International Group, Inc. and Subsidiaries

(a)	Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)	Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2009 expressed as a percentage of the initial gross transaction notional amount.

The nature of the information provided or otherwise available to AIG with respect to the underlying assets in each regulatory capital CDS transaction is not consistent across all transactions. Further, in many cases of corporate loan transactions, the pools are blind, meaning that the identities of obligors are not disclosed. In addition, many of the regulatory capital CDS transactions contain confidentiality restrictions that preclude disclosure of information relating to the underlying referenced assets.

For regulatory capital CDS transactions written on underlying pools of residential mortgages, AIG generally receives quarterly updates from the trustee for each such referenced pool detailing with respect to the residential mortgages comprising such pool, the principal amount outstanding, defaults, delinquencies, recoveries and realized losses. AIG also generally receives updated stratification tables for each pool incorporating remaining term, geography, property use and (for some pools) interest rates for the underlying residential mortgages. For regulatory capital CDS transactions written on underlying pools of corporate loans, AIG generally receives quarterly updates from the trustee for each such referenced pool detailing with respect to the corporate loans comprising such pool the principal amount outstanding, defaults, recoveries and losses.

AIG also generally receives updated stratification tables for each pool incorporating remaining term, geography and the counterparty’s initial assessment of credit quality of the underlying corporate loans. Additionally, for many of these regulatory capital CDS transactions, upon the occurrence of a credit event with respect to any corporate loan included in any such pool, AIG receives a notice detailing the identity and notional amount of such loan and the effective date of such credit event. Where the rating agencies directly rate the junior tranches of the pools, AIG monitors the rating agencies’ releases for any affirmations or changes in such ratings, as well as any changes in rating methodologies or assumptions used by the rating agencies to the extent available.

Generally, the foregoing data with respect to each regulatory capital CDS transaction is received by AIG within a few weeks following the quarterly roll date of each deal. AIG analyzes all relevant data with respect to the underlying pools of assets required to make its own risk assessment and to determine any changes in credit quality with respect to such pools of assets. While this data cannot be aggregated in a comparable way because of the limitations on and the nature of the data, it provides sufficient basis to evaluate the risks and determine a reasonable estimate of fair value.

Given the current performance of the underlying portfolios, the level of subordination and the expectation that counterparties will terminate these transactions prior to their maturity; AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief.

American International Group, Inc. and Subsidiaries

The following table presents AIGFP’s regulatory capital — corporate loans portfolio by geographic location:

				Realized
				Losses
	Net			through	Weighted Average
At March 31, 2009	Notional	%	Current Average	March 31,	Maturity (Years)		Number of
Exposure Portfolio	Amount	of Total	Subordination(a)	2009(b)	To First Call	To Maturity	Transactions
	(In billions)

Primarily Single Country Germany	$7.10	7.10%	17.30%	0.10%	3.50	9.90	3
Netherlands	3.30	3.30	21.10	—	1.00	44.70	1
Portugal	2.60	2.70	16.00	0.20	0.30	10.50	1
Australia	1.80	1.80	9.00	—	0.50	2.00	1
Finland	0.40	0.40	37.10	—	2.80	5.80	1

Subtotal Single Country	$15.20	15.30%	17.70%		2.00	16.70	7

Regional
Asia	2.10	2.10	16.10	—	0.80	3.00	1
Europe	60.20	60.60	19.20	—	0.50	5.60	11
North America	21.90	22.00	16.40	—	0.70	2.00	5

Subtotal Regional	84.20	84.70	18.40		0.50	4.60	17

Total	$99.40	100.00%	18.30%		0.80	6.30	24

(a)	Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)	Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2009 expressed as a percentage of the initial gross transaction notional amount.

The following table presents AIGFP’s regulatory capital — prime residential mortgage portfolio summarized by geographic location:

				Realized
				Losses
	Net			through	Weighted Average
At March 31, 2009	Notional	%	Current Average	March 31,	Maturity (Years)		Number of
Country	Amount	of Total	Subordination(a)	2009(b)	To First Call	To Maturity	Transactions
	(In billions)

Denmark	$33.50	37.10%	9.40%	—%	0.80	30.50	3
France	25.10	27.80	8.60	—	0.90	31.00	5
Germany	7.90	8.80	24.40	0.50	1.50	43.30	8
Netherlands	19.30	21.40	17.70	—	0.80	7.90	3
Sweden	4.40	4.90	16.70	—	0.80	30.80	1

Total	$90.20	100.00%	13.30%		0.90	25.50	20

(a)	Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)	Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2009 expressed as a percentage of the initial gross transaction notional amount.

Arbitrage Portfolio

A total of $61.6 billion in net notional amount of AIGFP’s super senior credit default swaps as of March 31, 2009 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

American International Group, Inc. and Subsidiaries

Multi-Sector CDOs

The gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type were as follows:

	Gross	Subordination
	Transaction	Below the	Net	Fair Value of
	Notional	Super Senior	Notional	Derivative
At March 31, 2009	Amount(a)	Risk Layer	Amount	Liability
	(In millions)

High grade with sub-prime collateral	$6,681	$2,767	$3,914	$2,095
High grade with no sub-prime collateral	9,658	5,619	4,039	1,667

Total high grade(b)	16,339	8,386	7,953	3,762

Mezzanine with sub-prime	5,972	2,737	3,235	2,269
Mezzanine with no sub-prime	1,697	901	796	684

Total mezzanine(c)	7,669	3,638	4,031	2,953

Total	$24,008	$12,024	$11,984	$6,715

(a)	Total outstanding principal amount of securities held by a CDO.

(b)	“High grade” refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly AA or higher at origination.

(c)	“Mezzanine” refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly A or lower at origination.

The net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative, were as follows:

	March 31,	December 31,
	2009	2008
	(In millions)

CDS transactions with cash settlement provisions US dollar-denominated	$7,684	$7,947
Euro-denominated	1,664	1,780

Total CDS transactions with cash settlement provisions	9,348	9,727

CDS transactions with physical settlement provisions US dollar-denominated	734	766
Euro-denominated	1,902	2,063

Total CDS transactions with physical settlement provisions	2,636	2,829

Total	$11,984	$12,556

American International Group, Inc. and Subsidiaries

The changes in the fair values of the derivative liability of the AIGFP super senior multi-sector CDO security credit default swap portfolio were as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2009	2008
	(In millions)

Fair value of derivative liability, beginning of period	$5,906	$11,246
Unrealized market valuation loss	809	25,700
Purchases of underlying CDO securities(a)	—	(995)
Terminated in connection with the ML III transaction(b)	—	(30,045)

Fair value of derivative liability, end of period	$6,715	$5,906

(a)	In connection with the exercise of the maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts) by counterparties, AIGFP acquired the underlying CDO securities. In certain cases, simultaneously with the exercise of the 2a-7 Puts by AIGFP’s counterparties, AIGFP accessed financing arrangements previously entered into with such counterparties, pursuant to which the counterparties remained the legal owners of the underlying CDO securities. However, these securities were reported as part of AIGFP’s investment portfolio as required by generally accepted accounting principles. Most of these underlying CDO securities were later acquired by ML III from AIGFP’s counterparties. In a separate case, AIGFP extinguished its obligations with respect to one CDS by purchasing the protected CDO security.

(b)	The CDS in respect of the ML III transaction were terminated in the fourth quarter of 2008 based on the fair value of the underlying multi-sector CDOs at October 31, 2008, as mutually agreed between the FRBNY and AIG. AIGFP recognized the change in fair value of the CDS through that date.

The unrealized market valuation loss of the AIGFP super senior multi-sector CDO credit default swaps were as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2009	2008	2008	2007
	(In millions)

CDS — terminated in connection with ML III	$—	$6,754	$20,365	$9,680
CDS — underlying CDO purchased by AIGFP	—	311	854	141
CDS — all other	809	972	4,481	1,425

Total	$809	$8,037	$25,700	$11,246

American International Group, Inc. and Subsidiaries

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts at March 31, 2009, attachment points at inception and at March 31, 2009 and percentage of gross notional amount rated less than B-/B-3 at March 31, 2009:

					Percentage of Gross
	Gross Notional	Net Notional			Notional Amount Rated
	Amount at	Amount at		Attachment Point	Less than B-/B-3 at
	March 31,	March 31,	Attachment Point	at March 31,	March 31,
CDO	2009	2009	at Inception*	2009*	2009

1	$1,646	$1,406	12.00%	14.58%	18.59%
2	630	364	27.00%	42.25%	25.60%
3	1,046	798	20.00%	23.68%	17.75%
4	1,256	475	40.00%	62.18%	43.31%
5	431	224	36.00%	48.01%	31.58%
6	697	326	53.00%	53.20%	14.20%
7	1,000	470	53.00%	53.00%	50.13%
8	1,402	355	76.00%	74.66%	61.94%
9	1,109	4	10.83%	11.28%	17.46%
10	352	200	39.33%	43.33%	75.51%
11	1,161	1,049	12.27%	9.60%	7.61%
12	1,219	853	25.24%	24.96%	10.73%
13	1,477	1,350	10.00%	8.64%	20.38%
14	546	328	33.00%	39.97%	65.71%
15	559	257	33.25%	31.75%	68.03%
16	2,410	1,664	16.50%	17.84%	0.00%
17	457	240	32.00%	47.40%	41.35%
18	660	501	24.49%	24.08%	66.21%
19	721	438	32.90%	39.31%	73.24%
20	360	209	34.51%	41.83%	77.45%
21	4,869	473	9.72%	10.53%	35.03%

Total	$24,008	$11,984

*	Expressed as a percentage of gross notional amount.

In a number of instances, the level of subordination with respect to individual CDOs has increased since inception relative to the overall size of the CDO. While the super senior tranches are amortizing, subordinate layers have not been reduced by realized losses to date. Such losses are expected to emerge in the future. At inception, substantially all of the underlying assets were rated B-/B3 or higher and in most cases at least BBB or Baa. Thus, the percentage of gross notional amount rated less than B-/B3 represents deterioration in the credit quality of the underlying assets.

The gross transaction notional amount, percentage of the total CDO collateral pools, and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category, were as follows:

	Gross
At March 31, 2009	Transaction
ABS	Notional	Percent	Ratings							Vintage
Category	Amount	of Total	AAA	AA	A	BBB	BB	<BB	NR	2009	2008	2007	2006	2005+P
	(In millions)

RMBS PRIME	$2,933	12.22%	3.44%	2.39%	4.97%	0.83%	0.05%	0.54%	0.00%	0.00%	0.30%	7.14%	3.53%	1.25%

RMBS ALT-A	3,453	14.38%	1.31%	0.19%	0.21%	1.48%	0.55%	10.64%	0.00%	0.00%	0.65%	3.79%	5.14%	4.80%

RMBS SUBPRIME	6,401	26.66%	0.84%	3.42%	1.83%	2.25%	2.08%	16.24%	0.00%	0.00%	0.00%	1.24%	1.81%	23.61%

CMBS	4,343	18.09%	3.46%	2.41%	2.88%	5.15%	1.38%	2.79%	0.02%	0.00%	0.07%	1.18%	5.67%	11.17%

CDO	3,058	12.74%	0.97%	1.28%	1.31%	1.64%	0.59%	6.90%	0.05%	0.00%	0.00%	0.61%	1.72%	10.41%

OTHER	3,820	15.91%	4.21%	3.88%	5.00%	2.22%	0.23%	0.37%	0.00%	0.00%	0.39%	0.69%	3.77%	11.06%

Total	$24,008	100.00%	14.23%	13.57%	16.20%	13.57%	4.88%	37.48%	0.07%	0.00%	1.41%	14.65%	21.64%	62.30%

American International Group, Inc. and Subsidiaries

Corporate Debt/CLOs

The corporate arbitrage portfolio consists principally of CDS written on portfolios of corporate obligations that were generally rated investment grade at the inception of the CDS. These CDS transactions require cash settlement. This portfolio also includes CDS with a net notional amount of $1.4 billion written on the senior part of the capital structure of CLOs, which require physical settlement.

The gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer and AIGFP’s net notional amounts were as follows:

At March 31, 2009	Gross Transaction	Percent	Ratings
Industry Sector	Notional Amount	of Total	AAA	Aa	A	Baa	Ba	<Ba	NR
	(In millions)

United States Industrial	$24,015	36.7%	0.0%	0.4%	7.1%	17.6%	4.7%	5.8%	1.1%
Financial	9,961	15.2%	0.0%	0.5%	6.3%	4.4%	0.6%	1.6%	1.8%
Utilities	2,178	3.3%	0.0%	0.0%	0.5%	2.4%	0.1%	0.1%	0.2%
Other	60	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%

Total United States	36,214	55.3%	0.0%	0.9%	13.9%	24.4%	5.4%	7.5%	3.2%

Non-United States Industrial	22,143	33.9%	0.0%	0.7%	7.5%	13.0%	3.3%	1.5%	7.9%
Financial	3,257	5.0%	0.1%	0.4%	3.1%	0.9%	0.1%	0.0%	0.4%
Government	1,826	2.8%	0.0%	0.2%	1.4%	1.0%	0.2%	0.0%	0.0%
Utilities	1,627	2.5%	0.0%	0.0%	1.2%	0.9%	0.0%	0.0%	0.4%
Other	353	0.5%	0.0%	0.0%	0.0%	0.2%	0.0%	0.0%	0.3%

Total Non-United States	29,206	44.7%	0.1%	1.3%	13.2%	16.0%	3.6%	1.5%	9.0%

Total gross transaction notional amount	65,420	100.0%	0.1%	2.2%	27.1%	40.4%	9.0%	9.0%	12.2%

Subordination	15,819

Net Notional Amount	$49,601

Fair Value of Derivative Liability	$2,196

American International Group, Inc. and Subsidiaries

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts at March 31, 2009, attachment points at inception and at March 31, 2009 and inception to date defaults through March 31, 2009:

		Net Notional
		Amount at		Attachment Point	Defaults through
		March 31,	Attachment Point	at March 31,	March 31,
CDS	Type	2009	at Inception(a)	2009(a)	2009(b)
		(Dollars in millions)

1	Corporate debt	$4,213	20.62%	19.08%	3.06%
2	Corporate debt	4,373	12.09%	11.31%	1.72%
3	Corporate debt	2,186	15.06%	14.26%	1.76%
4	Corporate debt	2,575	13.64%	11.52%	3.61%
5	Corporate debt	2,139	12.10%	11.62%	3.72%
6	Corporate debt	7,343	11.70%	10.54%	3.07%
7	Corporate debt	2,045	18.25%	16.82%	2.08%
8	Corporate debt	1,178	10.50%	17.00%	3.02%
9	Corporate debt	2,045	18.25%	16.80%	2.12%
10	Corporate debt	2,540	20.68%	20.00%	4.17%
11	Corporate debt	995	22.14%	20.92%	2.26%
12	Corporate debt	5,280	22.00%	20.76%	2.22%
13	Corporate debt	2,973	22.00%	20.75%	2.24%
14	Corporate debt	995	22.14%	20.92%	2.26%
15	Corporate debt	1,991	22.15%	21.34%	1.69%
16	Corporate debt	1,236	14.80%	13.59%	2.80%
17	Corporate debt	992	20.80%	19.04%	3.09%
18	Corporate debt	199	30.00%	30.00%	0.00%
19	Corporate debt	212	28.00%	27.68%	1.01%
20	Corporate debt	686	26.00%	29.28%	0.00%
21	Corporate debt	654	24.00%	24.00%	0.85%
22	Corporate debt	1,309	24.00%	24.00%	0.88%
23	CLO	248	35.85%	32.26%	3.10%
24	CLO	137	43.76%	44.59%	0.00%
25	CLO	197	44.20%	44.02%	0.00%
26	CLO	57	44.20%	44.02%	0.00%
27	CLO	152	44.20%	44.02%	0.00%
28	CLO	173	31.76%	32.83%	2.64%
29	CLO	348	30.40%	27.79%	2.80%
30	CLO	130	31.23%	29.78%	0.68%

Total		$49,601

(a)	Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)	Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through March 31, 2009 expressed as a percentage of the gross transaction notional amount at March 31, 2009.

American International Group, Inc. and Subsidiaries

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

Regulatory Capital Relief Transactions

As of March 31, 2009, 73.5 percent of AIGFP’s regulatory capital relief transactions (measured by net notional amount) were subject to a Credit Support Annex (CSA). In other transactions, which represent 1.0 percent of the total net notional amount of the outstanding regulatory capital relief transactions, AIGFP is obligated to put a CSA or alternative collateral arrangement in place if AIG’s ratings fall below certain levels (typically, A-/A3). At March 31, 2009, 25.5 percent of the regulatory capital relief portfolio is not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone Master Agreement or similar agreement, under which the aggregate Exposure is calculated with reference to only a single transaction.

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

Negotiated Amount — Under this mechanism, the amount of collateral to be posted is determined based on terms negotiated between AIGFP and the counterparty, which could be a fixed percentage of the notional amount or present value of premiums to be earned by AIGFP.

The amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than AIGFP’s super senior credit default swaps subject to the same Master Agreements) were as follows (there were no collateral postings on this portfolio prior to March 31, 2008):

	March 31,	June 30,	September 30,	December 31,	March 31,	April 30,
	2008	2008	2008	2008	2009	2009
	(In millions)

Reference to market indices	$212	$177	$157	$667	$598	$372
Market value of referenced obligation	—	142	286	380	317	—
Expected loss models	—	—	—	5	24	24
Negotiated amount	—	—	—	235	225	223

Total	$212	$319	$443	$1,287	$1,164	$619

Collateral Calls

AIGFP has received collateral calls from counterparties in respect of certain super senior credit default swaps, of which a large majority relate to multi-sector CDOs. To a lesser extent, AIGFP has also received collateral calls in

American International Group, Inc. and Subsidiaries

respect of certain super senior credit default swaps entered into by counterparties for regulatory capital relief purposes and in respect of corporate arbitrage.

The amount of collateral postings with respect to AIGFP’s super senior credit default swap portfolio (prior to offsets for other transactions) were as follows:

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,
	2007	2008	2008	2008	2008	2009
	(In millions)

Regulatory capital	$—	$212	$319	$443	$1,287	$1,164
Arbitrage — multi-sector CDO	2,718	7,590	13,241	31,469	5,129	6,208
Arbitrage — corporate	161	368	259	902	2,349	1,995

Total	$2,879	$8,170	$13,819	$32,814	$8,765	$9,367

The amount of future collateral posting requirements is a function of AIG’s credit ratings, the rating of the reference obligations and any further decline in the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the severe market disruption, lack of observable data and the uncertainty regarding the potential effects on market prices of measures recently undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it would be required to post in the future.

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

For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $12.0 billion net notional amount of CDS written on multi-sector CDOs outstanding at March 31, 2009, a BET value is available for $8.4 billion net notional amount. No BET value is determined for $3.6 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $8.4 billion.

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

American International Group, Inc. and Subsidiaries

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at March 31, 2009 corresponding to changes in these key inputs:

	Inputs Used at		Increase (Decrease) to Fair Value of Derivative Liability
	March 31,		Entire	RMBS	RMBS	RMBS
	2009	Change	Portfolio	PRIME	ALT-A	Subprime	CMBS	CDOs	Other
			(Dollars in millions)

Bond prices	33 points	Increase of 5 points	$(598)	$(19)	$(53)	$(258)	$(139)	$(97)	$(32)
		Decrease of 5 points	525	21	48	229	131	63	33

		Increase of 1 year	171	5	9	160	(11)	5	3
Weighted average life	5.01 years	Decrease of 1 year	(382)	(7)	(8)	(365)	10	(4)	(8)

Recovery rates	21%	Increase of 10%	(69)	(5)	(6)	(23)	(27)	(6)	(2)
		Decrease of 10%	89	6	5	45	29	1	3

Diversity score(a)	16	Increase of 5	(6)
		Decrease of 5	19

Discount curve(b)	N/A	Increase of 100 bps	43

(a)	The diversity score is an input at the CDO level. A calculation of sensitivity to this input by type of security is not possible.

(b)	The discount curve is an input at the CDO level. A calculation of sensitivity to this input by type of security is not possible. Furthermore, for this input it is not possible to disclose a weighted average input as a discount curve consists of a series of data points.

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

Corporate Debt

The following table represents the relevant market credit indices and CDS maturity used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) to fair value of derivative liability at March 31, 2009 corresponding to changes in these market credit indices and maturity:

	Increase (Decrease) To
Input Used at March 31, 2009	Fair Value of Derivative Liability
	(Dollars in millions)

CDS maturity (in years)	5	7	10

CDX Index spread (in basis points)	72	78	74
Effect of an increase of 10 basis points	$(12)	$(56)	$(21)
Effect of a decrease of 10 basis points	$12	$57	$22
iTraxx Index spread (in basis points)	69	70	79
Effect of an increase of 10 basis points	$(7)	$(18)	$—
Effect of a decrease of 10 basis points	$7	$18	$—

These results are calculated by stressing a particular assumption independently of changes in any other assumption. No assurance can be given that the actual levels of the indices and maturity will not exceed, perhaps significantly, the ranges assumed by AIGFP for purposes of the above analysis. No assumption should be made that

American International Group, Inc. and Subsidiaries

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

Transfers into Level 3

During the three-month period ended March 31, 2009, AIG transferred from Level 2 to Level 3 approximately $242 million of assets, primarily representing fixed maturity securities for which the significant inputs used to measure the fair value of the securities became unobservable, primarily as a result of the significant disruption in the credit markets. See Note 4 to the Consolidated Financial Statements for additional information about transfers into Level 3.

Investments

Investments by Segment

The following tables summarize the composition of AIG’s investments by segment:

		Life
		Insurance &
	General	Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other	Total
	(In millions)

At March 31, 2009
Fixed maturity securities:
Bonds available for sale, at fair value	$86,161	$253,657	$1,887	$9,752	$671	$352,128
Bond trading securities, at fair value	—	5,879	23,609	1	2,159	31,648
Securities lending invested collateral, at fair value	85	1,243	—	—	—	1,328
Equity securities:
Common and preferred stock available for sale, at fair value	2,346	4,654	6	298	10	7,314
Common and preferred stock trading, at fair value	32	11,145	402	1	—	11,580
Mortgage and other loans receivable, net of allowance	8	26,754	312	6,254	39	33,367
Finance receivables, net of allowance	—	4	27,688	—	—	27,692
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	43,829	—	—	43,829
Other invested assets	10,962	15,205	902	12,943	5,758	45,770
Securities purchased under agreements to resell, at fair value	—	—	2,065	—	—	2,065
Short-term investments	11,529	31,727	6,978	2,914	262	53,410

Total Investments*	111,123	350,268	107,678	32,163	8,899	610,131
Cash	598	1,641	1,482	163	145	4,029

Total Cash and Investments	$111,721	$351,909	$109,160	$32,326	$9,044	$614,160

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other	Total
	(In millions)

At December 31, 2008
Fixed maturity securities:
Bonds available for sale, at fair value	$85,791	$262,824	$1,971	$12,284	$172	$363,042
Bond trading securities, at fair value	—	6,296	26,848	5	4,099	37,248
Securities lending invested collateral, at fair value	790	3,054	—	—	—	3,844
Equity securities:
Common and preferred stock available for sale, at fair value	3,497	4,988	8	299	16	8,808
Common and preferred stock trading, at fair value	285	11,312	737	1	—	12,335
Mortgage and other loans receivable, net of allowance	15	27,709	367	6,558	38	34,687
Finance receivables, net of allowance	—	5	30,944	—	—	30,949
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	43,395	—	—	43,395
Other invested assets	11,763	17,184	1,247	14,540	7,244	51,978
Securities purchased under agreements to resell, at fair value	—	—	3,960	—	—	3,960
Short-term investments	10,803	26,554	6,238	2,347	724	46,666

Total Investments*	112,944	359,926	115,715	36,034	12,293	636,912
Cash	876	5,765	1,719	169	113	8,642

Total Cash and Investments	$113,820	$365,691	$117,434	$36,203	$12,406	$645,554

*	At March 31, 2009, approximately 60 percent and 40 percent, respectively, of investments were held by domestic and foreign entities compared to approximately 54 percent and 46 percent, respectively, at December 31, 2008.

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

The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of Life Insurance & Retirement Services companies, as well as in the GIC and MIP portfolios of the Asset Management segment, the fundamental investment strategy is to match, as nearly as is practicable, the duration characteristics of the liabilities with comparable duration assets. Fixed maturity securities held by the insurance companies included in Commercial Insurance historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In light of AIG’s recent net operating losses, AIG changed its intent to hold to maturity certain tax-exempt municipal securities held by its insurance subsidiaries. Fixed maturity securities held by Foreign General Insurance companies consist primarily of intermediate duration high grade securities.

American International Group, Inc. and Subsidiaries

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

AIG records at fair value the vast majority of the invested assets held by its insurance companies pursuant to FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and related accounting pronouncements. However, with limited exceptions (primarily with respect to separate account products consolidated on AIG’s balance sheet pursuant to SOP 03-01), AIG does not adjust the fair value of its insurance liabilities for changes in interest rates, even though rising interest rates have the effect of reducing the fair value of such liabilities, and falling interest rates have the opposite effect. This results in the recording of changes in unrealized gains (losses) on securities in Accumulated other comprehensive income resulting from changes in interest rates without any correlative, inverse changes in gains (losses) on AIG’s liabilities. Because AIG’s asset duration in certain low-yield currencies, particularly Japan and Taiwan, is shorter than its liability duration, AIG views increasing interest rates in these countries as economically advantageous, notwithstanding the effect that higher rates have on the fair value of its fixed maturity portfolio.

At March 31, 2009, approximately 54 percent of the fixed maturity securities were in domestic entities. Approximately 27 percent of such domestic securities were rated AAA by one or more of the principal rating agencies. Approximately seven percent were below investment grade or not rated. AIG’s investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.

A significant portion of the foreign fixed maturity portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG’s Credit Risk Committee closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At March 31, 2009, approximately 13 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately six percent were below investment grade or not rated at that date. Approximately one third of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

The credit ratings of AIG’s fixed maturity investments were as follows:

	March 31,	December 31,
	2009	2008

Rating
AAA	21%	22%
AA	30	30
A	26	26
BBB	17	16
Below investment grade	5	4
Non-rated	1	2

Total	100%	100%

American International Group, Inc. and Subsidiaries

The amortized cost or cost and fair value of AIG’s available for sale securities were as follows:

	March 31, 2009					December 31, 2008
	Amortized	Gross	Gross			Amortized	Gross	Gross
	Cost or	Unrealized	Unrealized		Fair	Cost or	Unrealized	Unrealized		Fair
	Cost	Gains	Losses		Value	Cost	Gains	Losses		Value
	(In millions)

U.S. government and government
sponsored entities	$4,365	$230	$(55)		$4,540	$4,433	$331	$(59)		$4,705
Obligations of states, municipalities and political subdivisions	60,991	1,594	(1,291)		61,294	62,718	1,150	(2,611)		61,257
Non-U.S. governments	63,253	5,054	(1,171)		67,136	62,176	6,560	(1,199)		67,537
Corporate debt	186,727	4,336	(16,122	)(b)	174,941	194,481	4,661	(13,523	)(b)	185,619
Mortgage-backed, asset-backed and collateralized	50,375	1,558	(6,523)		45,410	53,255	1,004	(6,933)		47,326

Total bonds(a)	$365,711	$12,772	$(25,162)		$353,321	$377,063	$13,706	$(24,325)		$366,444
Equity securities	6,918	1,034	(638)		7,314	8,381	1,146	(719)		8,808

Total	$372,629	$13,806	$(25,800)		$360,635	$385,444	$14,852	$(25,044)		$375,252

(a)	At March 31, 2009 and December 31, 2008, fixed maturity securities held by AIG that were below investment grade or not rated totaled $20.0 billion and $19.4 billion, respectively. Fixed maturity securities reported on the consolidated balance sheet include $135 million of short-term investments included in Securities lending invested collateral.

(b)	Financial institutions represent approximately 61 percent and 57 percent of the total gross unrealized losses at March 31, 2009 and December 31, 2008, respectively.

The industry categories of AIG’s available for sale corporate debt securities, other than those of AIGFP, were as follows:

	March 31,	December 31,
Industry Category	2009	2008

Financial institutions:
Money Center /Global Bank Groups	17%	20%
Regional banks — other	6	5
Life insurance	4	4
Securities firms and other finance companies	4	4
Insurance non-life	2	5
Regional banks — North America	2	3
Other financial institutions	4	1
Utilities	13	13
Communications	8	8
Consumer noncyclical	8	8
Capital goods	6	6
Consumer cyclical	5	5
Energy	5	5
Other	16	13

Total*	100%	100%

*	At March 31, 2009 and December 31, 2008, approximately 93 percent and 96 percent, respectively, of these investments were rated investment grade.

American International Group, Inc. and Subsidiaries

Investments in RMBS, CMBS, CDOs and ABS

The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in RMBS, CMBS, CDOs and ABS were as follows:

	March 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In millions)

Bonds — available for sale:
AIG, excluding AIGFP:
RMBS	$30,661	$999	$(2,126)	$29,534	$32,092	$645	$(2,985)	$29,752
CMBS	13,668	157	(3,543)	10,282	14,205	126	(3,105)	11,226
CDO/ABS	5,882	402	(854)	5,430	6,741	233	(843)	6,131

Subtotal, excluding AIGFP	50,211	1,558	(6,523)	45,246	53,038	1,004	(6,933)	47,109
AIGFP*	164	—	—	164	217	—	—	217

Total	$50,375	$1,558	$(6,523)	$45,410	$53,255	$1,004	$(6,933)	$47,326

*	The amounts represent securities for which AIGFP has not elected the fair value option.

Investments in RMBS

The amortized cost, gross unrealized gains (losses) and estimated fair value of AIG’s investments in RMBS securities, other than those of AIGFP, were as follows:

	March 31, 2009					December 31, 2008
		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total	Cost	Gains	Losses	Value	of Total
	(In millions)

RMBS:
U.S. agencies	$13,453	$760	$(20)	$14,193	48%	$12,793	$537	$(22)	$13,308	45%
Prime non-agency(a)	11,712	117	(1,531)	10,298	35	12,744	41	(1,984)	10,801	36
Alt-A	4,185	67	(437)	3,815	13	4,927	25	(743)	4,209	14
Other housing- related(b)	364	24	(40)	348	1	410	23	(54)	379	1
Subprime	947	31	(98)	880	3	1,218	19	(182)	1,055	4

Total	$30,661	$999	$(2,126)	$29,534	100%	$32,092	$645	$(2,985)	$29,752	100%

(a)	Includes foreign and jumbo RMBS-related securities.

(b)	Primarily wrapped second-lien.

AIG’s operations, other than AIGFP, held investments in RMBS with an estimated fair value of $29.5 billion at March 31, 2009, or approximately 5 percent of AIG’s total invested assets. In addition, AIG’s insurance operations held investments with a fair value totaling $5.4 billion in CDOs/ABS, of which $9 million included some level of subprime exposure. AIG’s RMBS investments are predominantly in highly rated tranches that contain substantial protection features through collateral subordination. At March 31, 2009, approximately 81 percent of these investments were rated AAA, and approximately 8 percent were rated AA by one or more of the principal rating agencies. AIG’s investments rated BBB or below totaled $2.5 billion, or less than 0.42 percent of AIG’s total invested assets at March 31, 2009. As of April 30, 2009, $7.3 billion of AIG’s RMBS portfolio had been downgraded as a result of rating agency actions since January 1, 2007, and $112 million of such investments had been upgraded. Of the downgrades, $6.7 billion were AAA rated securities. In addition to the downgrades, as of April 30, 2009, the rating agencies had $1.4 billion of RMBS on watch for downgrade.

In the three-month period ended March 31, 2009, AIG collected approximately $1.0 billion of principal payments on RMBS.

American International Group, Inc. and Subsidiaries

The amortized cost of AIG’s RMBS investments, other than those of AIGFP, by year of vintage and credit rating were as follows:

	Year of Vintage
At March 31, 2009	Prior	2005	2006	2007	2008	2009	Total
	(In millions)

Rating:
Total RMBS
AAA	$10,330	$3,662	$3,141	$3,380	$3,463	$769	$24,745
AA	1,112	249	624	324	—	—	2,309
A	361	153	207	297	49	—	1,067
BBB and below	284	328	814	1,052	45	17	2,540

Total RMBS*	$12,087	$4,392	$4,786	$5,053	$3,557	$786	$30,661

Alt-A RMBS
AAA	$1,147	$501	$511	$519	$—	$—	$2,678
AA	285	114	133	237	—	—	769
A	39	25	63	40	—	—	167
BBB and below	17	41	194	319	—	—	571

Total Alt-A	$1,488	$681	$901	$1,115	$—	$—	$4,185

Subprime RMBS
AAA	$260	$73	$167	$28	$—	$—	$528
AA	84	40	35	12	—	—	171
A	111	52	14	1	—	—	178
BBB and below	33	13	10	14	—	—	70

Total Subprime	$488	$178	$226	$55	$—	$—	$947

Prime non-agency
AAA	$4,082	$1,383	$1,320	$1,279	$10	$—	$8,074
AA	715	89	455	76	—	—	1,335
A	190	64	114	255	49	—	672
BBB and below	170	258	483	659	45	16	1,631

Total prime non-agency	$5,157	$1,794	$2,372	$2,269	$104	$16	$11,712

*	The weighted average expected life is 6 years.

AIG’s underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction. AIG’s strategy is typically to invest in securities rated AA or better at the time of the investment.

American International Group, Inc. and Subsidiaries

Investments in CMBS

The amortized cost of AIG’s CMBS investments, other than those of AIGFP, was as follows:

	March 31, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
	Cost	of Total	Cost	of Total
	(In millions)

CMBS (traditional)	$12,730	93%	$13,033	92%
ReRemic/CRE CDO	434	3	583	4
Agency	159	1	159	1
Other	345	3	430	3

Total	$13,668	100%	$14,205	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by credit rating was as follows:

	March 31,	December 31,
	2009	2008

Rating:
AAA	84%	84%
AA	8	8
A	5	6
BBB and below	3	2

Total	100%	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by year of vintage was as follows:

	March 31,	December 31,
	2009	2008

Year:
2008	2%	1%
2007	23	23
2006	10	11
2005	17	17
2004 and prior	48	48

Total	100%	100%

American International Group, Inc. and Subsidiaries

The percentage of AIG’s CMBS investments, other than those of AIGFP, by geographic region was as follows:

	March 31, 2009	December 31, 2008

Geographic region:
New York	15%	15%
California	13	13
Texas	6	6
Florida	6	6
Virginia	3	3
Illinois	3	3
New Jersey	3	3
Pennsylvania	3	3
Maryland	2	2
Georgia	2	2
All Other	44	44

Total	100%	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by industry was as follows:

	March 31, 2009	December 31, 2008

Industry:
Office	33%	33%
Retail	32	31
Multi-family	16	17
Lodging	7	7
Industrial	7	7
Other	5	5

Total	100%	100%

There have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular, with credit default swaps indices and quoted prices of securities at levels consistent with a severe correction in lease rates, occupancy and fair value of properties. In addition, spreads in the primary mortgage market have widened significantly.

Investments in CDOs

The amortized cost of AIG’s CDO investments, other than those of AIGFP, by collateral type was as follows:

	March 31, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
	Cost	of Total	Cost	of Total
	(In millions)

Collateral Type:
Bank loans (CLO)	$483	56%	$824	61%
Synthetic investment grade	129	15	210	16
Other	245	28	291	22
Subprime ABS	9	1	12	1

Total	$866	100%	$1,337	100%

American International Group, Inc. and Subsidiaries

Amortized cost of the AIG’s CDO investments, other than those of AIGFP, by credit rating was as follows:

	March 31, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
	Cost	of Total	Cost	of Total
	(In millions)

Rating:
AAA	$339	39%	$386	29%
AA	90	10	180	13
A	238	28	574	43
BBB	117	14	168	13
Below investment grade and equity	82	9	29	2

Total	$866	100%	$1,337	100%

Commercial Mortgage Loans

At March 31, 2009, AIG had direct commercial mortgage loan exposure of $16.9 billion, with $15.5 billion representing U.S. loan exposure. At that date, substantially all of the U.S. loans were current. Foreign commercial mortgage loans of $1.4 billion are secured predominantly by properties in Japan. In addition, at March 31, 2009, AIG had $2.1 billion in residential mortgage loans in jurisdictions outside the United States, primarily secured by properties in Taiwan, Malaysia and Thailand. For the three-month period ended March 31, 2009, AIG recorded a valuation allowance of $240 million on the U.S. commercial mortgage loan portfolio.

The U.S. commercial mortgage loan exposure by state and type of loan was as follows:

	# of								% of
At March 31, 2009	Loans	Amount	Apartments	Offices	Retails	Industrials	Hotels	Others	Total
	(Dollars in millions)

State
California	225	$4,215	$134	$1,758	$243	$1,034	$504	$542	27%
New York	78	1,785	318	1,116	177	40	48	86	11
New Jersey	71	1,294	610	280	275	50	—	79	8
Florida	107	1,041	46	391	243	115	29	217	7
Texas	77	1,031	85	428	140	267	81	30	7
Pennsylvania	72	595	106	147	161	148	18	15	4
Ohio	63	441	211	53	74	48	41	14	3
Maryland	25	414	34	199	171	2	4	4	3
Arizona	18	361	121	54	62	13	9	102	2
Illinois	35	360	67	167	13	60	49	4	2
Other states	442	3,984	336	1,617	790	376	352	513	26

Total	1,213	$15,521	$2,068	$6,210	$2,349	$2,153	$1,135	$1,606	100%

American International Group, Inc. and Subsidiaries

AIGFP Trading Investments

The fair value of AIGFP’s fixed maturity trading investments was as follows:

	March 31, 2009		December 31, 2008
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(In millions)

U.S. government and government sponsored entities	$9,877	42%	$9,594	37%
Non-U.S. governments	424	2	500	2
Corporate debt	2,737	12	3,530	13
Mortgage-backed, asset-backed and collateralized	10,223	44	12,445	48

Total	$23,261	100%	$26,069	100%

The credit ratings of AIGFP’s fixed maturity trading investments were as follows:

	March 31, 2009	December 31, 2008

Rating:
AAA	75%	74%
AA	9	10
A	10	11
BBB	3	3
Below investment grade	3	2

Total	100%	100%

The fair value of AIGFP’s trading investments in RMBS, CDO, ABS and other collateralized securities was as follows:

	March 31, 2009		December 31, 2008
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(In millions)

RMBS	$2,941	29%	$3,679	30%
CMBS	1,638	16	2,020	16
CDO/ABS and other collateralized	5,644	55	6,746	54

Total	$10,223	100%	$12,445	100%

Portfolio Review

Other-Than-Temporary Impairments

AIG assesses its ability to hold any available-for-sale security in an unrealized loss position to its recovery at each balance sheet date. The decision to sell any such fixed maturity security classified as available for sale reflects the judgment of AIG’s management that the security sold is unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflects management’s judgment that the risk-discounted anticipated ultimate recovery is less than the value achievable on sale.

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

After a security has been identified as other-than-temporarily impaired, the amount of such impairment is determined by reference to that security’s contemporaneous fair value and recorded as a charge to earnings.

American International Group, Inc. and Subsidiaries

As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded other-than-temporary impairment charges of $4.0 billion and $5.6 billion in the three-month periods ended March 31, 2009 and 2008, respectively.

In light of the recent significant disruption in the U.S. residential mortgage and credit markets, AIG has recognized an other-than-temporary impairment charge (severity loss) of $1.8 billion and $4.1 billion in the three-month periods ended March 31, 2009 and 2008, respectively, primarily related to mortgage-backed, asset-backed and collateral securities, securities of financial institutions and other equity securities. Notwithstanding AIG’s intent and ability to hold such securities until they have recovered their cost basis, and despite structures that indicate that a substantial amount of the securities should continue to perform in accordance with original terms, AIG concluded that it could not reasonably assert that the impairment would be temporary.

Pricing of CMBS has been adversely affected by market perceptions that underlying mortgage defaults will increase. As a result, AIG recognized $55 million of other-than-temporary impairment charges in the three-month periods ended March 31, 2009 on CMBS valued at a severe discount to cost, despite the absence of any meaningful deterioration in performance of the underlying credits, because AIG concluded that it could not reasonably assert that the impairment period was temporary. AIG recognized $97 million in other-than-temporary impairment charges due to issuer-specific credit events.

Certain high quality, highly rated securities in the CMBS portfolio experienced severe market price declines in late 2008 and to date in 2009. With respect to this portfolio, AIG has performed extensive internal fundamental credit risk analysis on a security-by-security basis, including consideration of credit enhancements and expected defaults on underlying collateral. In management’s view, this internal analysis, supplemented by relevant industry analyst reports and forecasts and other market available data, provides persuasive evidence sufficient to overcome the premise that such severe declines in fair value below amortized cost should be considered other than temporary. As a result, impairment charges were not taken on certain CMBS having fair values $1.9 billion below amortized cost in the first quarter of 2009.

In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in the three-month periods ended March 31, 2009 and 2008 related to:

•	securities that AIG does not intend to hold until recovery;

•	declines due to foreign exchange rates;

•	issuer-specific credit events;

•	certain structured securities impaired under Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and related interpretative guidance; and

•	other impairments, including equity securities and partnership investments.

American International Group, Inc. and Subsidiaries

Other-than-temporary impairment charges by segment were as follows:

		Life
		Insurance &
	General	Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other	Total
	(In millions)

Three Months Ended March 31, 2009
Impairment Type:
Severity	$147	$949	$2	$667	$—	$1,765
Lack of intent to hold to recovery	135	606	—	50	—	791
Foreign currency declines	—	166	—	—	—	166
Issuer-specific credit events	264	520	7	309	20	1,120
Adverse projected cash flows on structured securities	—	90	4	51	—	145

Total	$546	$2,331	$13	$1,077	$20	$3,987

Three Months Ended March 31, 2008 Impairment Type:
Severity	$112	$3,156	$11	$825	$1	$4,105
Lack of intent to hold to recovery	21	691	1	66	—	779
Foreign currency declines	—	401	—	—	—	401
Issuer-specific credit events	22	112	—	37	—	171
Adverse projected cash flows on structured securities	—	32	—	105	—	137

Total	$155	$4,392	$12	$1,033	$1	$5,593

Other-than-temporary severity-related impairment charges by type of security and credit rating were as follows:

				Financial	Other
Rating:	RMBS	CDO/ABS	CMBS	Institutions	Securities	Total
			(In millions)

Three Months Ended March 31, 2009*
Fixed Maturities:
AAA	$467	$15	$33	$1	$3	$519
AA	171	15	9	7	2	204
A	30	321	9	7	52	419
BBB and below	176	131	4	26	10	347
Nonrated	—	—	—	5	8	13
Equities	—	—	—	137	126	263

Total	$844	$482	$55	$183	$201	$1,765

Three Months Ended March 31, 2008*
Fixed Maturities:
AAA	$1,496	$21	$117	$—	$12	$1,646
AA	853	40	39	—	1	933
A	306	49	298	1	3	657
BBB and below	493	—	63	1	19	576
Nonrated	—	—	—	2	15	17
Equities	—	—	—	54	222	276

Total	$3,148	$110	$517	$58	$272	$4,105

*	Ratings are as of the date of the impairment charge.

American International Group, Inc. and Subsidiaries

Financial institutions industry other-than-temporary impairment charges by industry classification were as follows:

		Lack of Intent to	Currency	Issuer-Specific
	Severity	Hold to Recovery	Decline	Credit Events	Total
	(In millions)

Three Months Ended March 31, 2009
Industry Classification:
Banking	$97	$246	$50	$11	$404
Brokerage	1	3	4	3	11
Insurance	22	74	8	1	105
Other	63	42	—	154	259

Total	$183	$365	$62	$169	$779

Three Months Ended March 31, 2008
Industry Classification:
Banking	$13	$60	$66	$1	$140
Brokerage	26	9	28	5	68
Insurance	1	23	33	11	68
Other	18	74	23	34	149

Total	$58	$166	$150	$51	$425

No other-than-temporary impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.06 percent of Total equity in the three-month period ended March 31, 2009.

In periods subsequent to the recognition of an other-than-temporary impairment charge for fixed maturity securities, that is not credit or foreign exchange related, AIG generally accretes into income the discount or amortizes the reduced premium resulting from the reduction in cost basis over the remaining life of the security. The amount of accretion recognized in earnings for the three-month period ended March 31, 2009 was $445 million. For a discussion of recent accounting standards affecting fair values and other-than-temporary impairments (FSP FAS 115-2 and FAS 124-2, and FSP FAS 157-4), see Note 1 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

	Less than or equal			Greater than 20%				Greater than 50%
	to 20% of Cost(b)			to 50% of Cost(b)				of Cost(b)			Total
At March 31, 2009		Unrealized			Unrealized				Unrealized			Unrealized
Aging(a)	Cost(c)	Loss	Items	Cost(c)	Loss		Items	Cost(c)	Loss(g)	Items	Cost(c)	Loss(d)	Items
	(Dollars in millions)

Investment grade bonds

0-6 months	$53,797	$3,028	9,749	$9,187	$2,603		1,512	$2,089	$1,177	119	$65,073	$6,808	11,380

7-12 months	36,009	2,604	4,423	10,265	2,824		1,064	409	250	49	46,683	5,678	5,536

> 12 months	43,764	4,387	5,254	21,803	6,459		2,599	1,319	772	141	66,886	11,618	7,994

Total	$133,570	$10,019	19,426	$41,255	$11,886		5,175	$3,817	$2,199	309	$178,642	$24,104	24,910

Below investment grade bonds

0-6 months	$2,760	$126	846	$510	$171		119	$16	$9	14	$3,286	$306	979

7-12 months	1,243	89	384	459	116		64	158	95	14	1,860	300	462

> 12 months	1,296	116	258	760	245		153	146	91	21	2,202	452	432

Total	$5,299	$331	1,488	$1,729	$532		336	$320	$195	49	$7,348	$1,058	1,873

Total bonds 0-6 months	$56,557	$3,154	10,595	$9,697	$2,774		1,631	$2,105	$1,186	133	$68,359	$7,114	12,359

7-12 months	37,252	2,693	4,807	10,724	2,940		1,128	567	345	63	48,543	5,978	5,998

> 12 months	45,060	4,503	5,512	22,563	6,704		2,752	1,465	863	162	69,088	12,070	8,426

Total(e)	$138,869	$10,350	20,914	$42,984	$12,418(f	)	5,511	$4,137	$2,394	358	$185,990	$25,162	26,783

Equity securities

0-6 months	$1,708	$164	45	$677	$229		36	$2	$1	5	$2,387	$394	86

7-12 months	337	35	1	650	209		1	—	—	—	987	244	2

> 12 months	—	—	—	—	—		—	—	—	—	—	—	—

Total	$2,045	$199	46	$1,327	$438		37	$2	$1	5	$3,374	$638	88

(a)	Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)	Represents the percentage by which fair value is less than cost at the balance sheet date.

(c)	For bonds, represents amortized cost.

(d)	The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.

(e)	Includes securities lending invested collateral.

(f)	Of this $12.4 billion, $4.2 billion relates to RMBS, CMBS, CDOs and ABS with unrealized losses greater than 25 percent; and $1.0 billion relates to RMBS, CMBS, CDOs and ABS with unrealized losses between 20 percent and 25 percent. The balance represents all other classes of fixed maturity securities.

(g)	Total bonds unrealized loss of $2.4 billion primarily represents corporate debt of financial institutions and CMBS not deemed other than temporarily impaired based on credit analysis.

Unrealized gains and losses

At March 31, 2009, the carrying value of AIG’s available for sale fixed maturity and equity securities aggregated $360.6 billion and the aggregate pre-tax unrealized gains for such securities were $13.8 billion ($9.0 billion after tax).

At March 31, 2009, the aggregate pre-tax gross unrealized losses on fixed maturity and equity securities were $25.8 billion ($16.8 billion after tax). Additional information about these securities is as follows:

•	These securities were valued, in the aggregate, at approximately 86 percent of their current amortized cost.

•	Approximately 25 percent of these securities had unrealized losses of less than or equal to 20 percent of their current cost, or amortized cost.

American International Group, Inc. and Subsidiaries

•	Approximately four percent of the fixed maturity securities had issuer credit ratings which were below investment grade.

AIG did not consider these securities in an unrealized loss position to be other-than-temporarily impaired at March 31, 2009 because management has the intent and ability to hold these investments until they recover their cost basis within a recovery period deemed to be temporary. In performing this evaluation, management considered the market recovery periods for securities in previous periods of broad market declines. In addition, for certain securities with more significant declines, management performed extended fundamental credit analysis on a security-by-security basis including consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data. In management’s view this analysis provides persuasive evidence sufficient to conclude that such severe declines in fair value below amortized cost should not be considered other than temporary.

In the three-month period ended March 31, 2009, unrealized losses related to investment grade bonds increased $610 million ($397 million after tax), reflecting the widening of credit spreads, partially offset by the effects of a decline in risk-free interest rates.

The amortized cost and fair value of fixed maturity securities available for sale in an unrealized loss position by contractual maturity were as follows:

At March 31, 2009	Amortized Cost	Fair Value
	(In millions)

Due in one year or less	$5,459	$5,021
Due after one year through five years	37,624	33,593
Due after five years through ten years	47,535	41,369
Due after ten years	64,202	56,165
Mortgage-backed, asset-backed and collateralized	31,170	24,680

Total	$185,990	$160,828

For the three-month period ended March 31, 2009, the pre-tax gross realized losses incurred with respect to the sale of fixed maturities and equity securities were $434 million. The aggregate fair value of securities sold was $4.8 billion, which was approximately 92 percent of amortized cost. The average period of time that securities sold at a loss during the three-month period ended March 31, 2009 were trading continuously at a price below book value was approximately five months. See Risk Management — Credit Risk Management herein for an additional discussion of investment risks associated with AIG’s investment portfolio.

Risk Management

For a complete discussion of AIG’s risk management program, see Risk Management in the 2008 Annual Report on Form 10-K.

Overview

The unprecedented market turmoil and the consequent unanticipated price declines and associated reduction of liquidity in 2008 exceeded the parameters historically used by AIG for purposes of its asset-liability and liquidity management processes. AIG has responded to these developments by enhancing its risk management processes and de-risking certain exposures, based upon enhanced scenario-related stress testing. De-risking plans have been implemented at both the business units and the corporate level in an effort to minimize the capital and liquidity needs of AIG’s local legal entities. However, the continuation of such market turmoil and associated price declines, limited liquidity in the markets and a decline in the number of counterparties willing to transact with AIG have severely constrained AIG’s ability to utilize techniques for mitigating its exposure to credit, market and liquidity risks.

AIG continues to reassess its risk management control environment and its enterprise risk management functions, both in its individual businesses as well as at the corporate level, in light of AIG’s current situation. AIG continues to invest in risk management systems and processes where those investments are consistent with AIG’s current liquidity, capital and disposition plans.

American International Group, Inc. and Subsidiaries

Credit Risk Management

AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, finance leases, reinsurance recoverables, derivatives, deposits and letters of credit (both in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.

The following table presents AIG’s largest credit exposures as a percentage of Total equity:

		Credit Exposure
At March 31, 2009		as a Percentage of
Category	Risk Rating(a)	Total Equity

Investment Grade:
10 largest combined	BBB+(b)	184.5	%(c)
Single largest non-sovereign (financial institution)	BBB−	17.2
Single largest corporate	AA	8.8
Single largest sovereign	AAA	34.9
Non-Investment Grade:
Single largest sovereign	BB−	3.3
Single largest non-sovereign	BB	1.2

(a)	Reflects AIG’s internal risk ratings.

(b)	Four of the ten largest credit exposures are to financial institutions, four are to investment-grade rated sovereigns and two are to government-sponsored entities. None of the top ten is rated lower than BBB- or its equivalent.

(c)	Exposure to the ten largest combined as a percentage of Total equity was 150.7 percent at December 31, 2008.

AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its cross-border investments in its own international subsidiaries. Nine countries had cross-border exposures in excess of 20 percent of Total equity at March 31, 2009. Based on AIG’s internal risk ratings, at that date, seven were rated AAA, one was rated AA and one was rated A.

In addition, AIG reviews and manages its industry concentrations. AIG’s single largest industry credit exposure is to the global financial institutions sector, comprised of banks, securities firms, life and non-life insurance companies, reinsurance companies, finance companies and government-sponsored entities.

The following table presents AIG’s largest credit exposures to the global financial institution sector as a percentage of Total equity:

	Credit Exposure
	as a Percentage of
At March 31, 2009	Total Equity

Industry Category:
Money Center / Global Bank Groups	158.4	%*
Government-Sponsored Entities	37.8
European Regional Financial Institutions	30.6
Global Life Insurance Companies	28.9
Global Reinsurance Companies	19.1
North American Based Regional Financial Institutions	15.0
Asian Regional Financial Institutions	14.6
Global Securities Companies	12.8
Non-Life Insurance Companies	10.1

*	Exposure to Money Center/Global Bank Groups as a percentage of Total equity was 138.7 percent at December 31, 2008.

American International Group, Inc. and Subsidiaries

AIG’s exposure to its five largest money center/global bank group institutions was 64.6 percent of Total equity at March 31, 2009.

AIG’s exposure to global financial institutions includes $6.0 billion of preferred stock and Tier 1 securities, $1.1 billion of upper Tier 2 securities and $10.1 billion of lower Tier 2 securities. These securities can be subject to a higher risk of dividend or interest deferral and principal non-payment or non-redemption because they provide various levels of capital support to these institutions, and may be subject to regulatory and contractual restrictions. These securities are held by various AIG subsidiaries and are diversified by obligor and country. In addition, AIG’s financial institution exposures include other subordinated securities totaling $16.6 billion.

Market Risk Management

AIG’s market exposures can be categorized as follows:

•	Benchmark interest rates. Benchmark interest rates are also known as risk-free interest rates and are associated with either the government / treasury yield curve or the swap curve. The fair value of AIG’s significant fixed maturity securities portfolio changes as benchmark interest rates change.

•	Credit spread or risk premium. Credit spread risk is the potential for loss due to a change in an instrument’s risk premium or yield relative to that of a comparable-duration, default-free instrument.

•	Equity and alternative investment prices. AIG’s exposure to equity and alternative investment prices arises from direct investments in common stocks and mutual funds, from minimum benefit guarantees embedded in the structure of certain variable annuity and variable life insurance products and from other equity-like investments, such as partnerships comprised of hedge funds and private equity funds, private equity investments, commercial real estate and real estate funds.

•	Foreign currency exchange rates. AIG is a globally diversified enterprise with significant income, assets, liabilities and capital denominated in a variety of currencies.

AIG uses a number of measures and approaches to measure and quantify its market risk exposure, including:

•	Duration/key rate duration. Duration is the measure of the sensitivities of a fixed-income instrument to the parallel shift in the benchmark yield curve. Key rate duration measures sensitivities to the movement at a given term point on the yield curve.

•	Scenario analysis. Scenario analysis uses historical, hypothetical, or forward-looking macro-economic scenarios to assess and report exposures. Examples of hypothetical scenarios include a 100 basis point parallel shift in the yield curve or a 10 percent immediate and simultaneous decrease in world-wide equity markets.

•	Value-at-Risk (VaR). VaR is a summary statistical measure that uses the estimated volatility and correlation of market factors to calculate the maximum loss that could occur over a defined period of time with a specified level of statistical confidence. VaR measures not only the size of individual exposures but also the interaction between different market exposures, thereby providing a portfolio approach to measuring market risk. A key shortcoming of the VaR approach is its reliance on historical data, making VaR calculations essentially “backward looking.” This shortcoming was most evident during the current credit crisis.

•	Stress testing. Stress testing is a special form of scenario analysis whereby the scenarios used are designed to lead to a material adverse outcome (for example, the stock market crash of October 1987 or the widening of yields or spread of RMBS or CMBS during 2008). Stress testing is often used to address VaR shortcomings and complement VaR calculations. Particularly in times of significant volatility in financial markets, using stress scenarios provides more pertinent and forward-looking information on market risk exposure than VaR results based upon historical data alone.

The magnitudes of volatilities of financial markets and degree of correlation among different markets, risks and asset classes in 2008 were unprecedented and rendered the VaR measure that is based on historical data analysis a much less reliable and indicative risk measure. As a result, AIG now uses sensitivities under specific scenarios to convey the magnitude of its exposures to various key market risk factors, such as yield curve, equity markets and alternative assets, and foreign currency exchange rates.

American International Group, Inc. and Subsidiaries

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

Natural disasters, such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect AIG’s operating results. Other risks, such as an outbreak of a pandemic disease, like the Swine Flu Influenza A Virus (H1N1), could adversely affect AIG’s business and operating results to an extent that may be only partially offset by reinsurance programs.

Pandemic Influenza

On April 25, 2009, the World Health Organization (WHO) stated that new lab studies confirm that the latest outbreak of Swine Flu is a new strain of a humanly transmissible influenza virus that has the potential to trigger an influenza pandemic. On April 29, 2009, the WHO raised its flu alert level to 5, the second highest level, which indicates a pandemic is imminent.

The swine flu virus has the potential to spread rapidly and has already spread from North America to Australia and Asia. If such a pandemic were to take place, early quarantine and vaccination could be critical to containment. Although AIG continues to monitor the developing facts, current evidence suggests that a resulting pandemic would be of moderate severity with some chance that it could be severe. A significant global pandemic could have a material adverse effect on Life Insurance & Retirement Services operating results and liquidity from increased mortality and morbidity rates.

Utilizing a scenario-based approach and an industry standard model, AIG has analyzed its insurance risk associated with pandemic influenza. As previously reported, for a severe event, considered to be a recurrence of the 1918 Flu Epidemic, the analysis indicates AIG could incur a pre-tax loss of approximately $6.2 billion if this event were to recur. For a mild event, considered to be a recurrence of the influenza epidemic of 1968, the analysis indicates AIG could incur a pre-tax loss of approximately $0.6 billion if such an event were to recur. These analyses were based on 2007 policy data representing approximately 95 percent of AIG’s individual life, group life and credit life books of business, net of reinsurance at that point in time. These estimates do not include claims that could be made under other policies, such as business interruption or general liability policies, and does not reflect estimates for losses resulting from disruption of AIG’s own business operations or asset valuation losses that may arise consequent to such a pandemic. These related losses may be significant and in some scenarios exceed the losses incurred from AIG’s life insurance coverages.

Although it is too early to be definitive about the likely dimensions of the aggregate life insurance loss, if there is a swift and effective response for its containment, some key features of the swine flu virus that place its likely impact toward the lower end of the range provided above are as follows:

•	Virulence: The mortality level of those infected is estimated to be significantly lower than that of the 2006-2007 “avian flu” (H5N1) virus but higher than that of a seasonal flu outbreak;

•	Infectiousness: The level of infectiousness, measured by the virus’s initial reproductive number is currently estimated to be below that of each of the last three pandemics;

•	Human Immunity: The swine flu is a strain of the H1N1 influenza virus and hence some of the population may have built up immunity to the virus;

•	Age profile of deaths to date: Although currently affecting a similar age profile to that of the 1918 pandemic flu, initial clinical reports are predominantly recording “severe pneumonia” symptoms, meaning that it may not be triggering the worst case scenario of a severe immune system reaction in the affected population like that in the 1918 Flu Epidemic.

American International Group, Inc. and Subsidiaries

Recent Accounting Standards

Accounting Changes

In December 2007, the FASB issued Statement of Financial Accounting Standards (FAS) 141 (revised 2007), “Business Combinations.”

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

Future Application of Accounting Standards

In December 2008, the FASB issued FSP FAS 132(R)-1, Employer’s Disclosures about Postretirement Benefit Plan Assets.”

In April 2009, the FASB issued FSP FAS 107-1 and APB 28, “Interim Disclosures about Fair Value of Financial Instruments.”

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than Temporary Impairments.”

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”

For further discussion of these recent accounting standards and their application to AIG, see Note 1 to the Consolidated Financial Statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, AIG’s disclosure controls and procedures were effective. There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries

Part II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

Included in Note 9(a) to the Consolidated Financial Statements.

ITEM 1A.	Risk Factors

The following supplements the important factors that may affect AIG’s business and operations described under “Risk Factors” in Item 1A. of Part I of AIG’s 2008 Annual Report on Form 10-K.

Employees

A loss of key AIGFP employees could prevent an orderly wind-down of AIGFP’s businesses and portfolios, lead to potentially significant losses and could adversely affect AIG’s internal controls over financial reporting.  In light of, among other things, the negative publicity surrounding the retention payments to AIGFP employees, a number of key employees have left AIGFP. While AIGFP continues to wind down its business in an orderly manner, the loss of additional key employees could adversely affect AIG’s ability to effectively wind down AIGFP and could adversely affect AIG’s internal controls over financial reporting. Although AIG views the large-market risk books at AIGFP as generally well hedged, with the exception of credit risk, maintaining the hedges requires continuous monitoring and adjustment. If AIGFP loses the key employees who are familiar with and know how to hedge these positions, gaps in hedging could result in significant losses to AIGFP. AIG relies upon the knowledge and experience of the AIGFP employees involved in the financial reporting process for the effective and timely preparation of required filings and financial statements and operation of internal controls. In addition, AIGFP’s portfolios contain a significant number of complex transactions that are difficult to understand and manage. It would not be practical to replace all the key AIGFP traders and risk managers who oversee these complex transactions if these employees were to leave AIGFP. Personal knowledge of these trades and the unique systems at AIGFP is critical to an effective wind-down of AIGFP’s businesses and portfolios. Furthermore, in the current economic environment, any perceived disruption in AIGFP’s ability to conduct business, such as one that would result from the departure of these key employees, could cause parties to limit or cease trading with AIGFP, which would further adversely affect AIGFP’s ability to cost-effectively hedge its positions and its effort to wind down its businesses and portfolios.

Employee departures may also have regulatory ramifications for AIGFP.  As an example, the recent resignations (one of which was rescinded) of two senior managers of AIGFP’s Banque AIG S.A. (Banque AIG) subsidiary would have permitted the Commission Bancaire, the French banking regulator, to appoint its own designee to step in and manage Banque AIG if AIG had been unable to retain or replace these key employees to the satisfaction of the Commission Bancaire. Such an appointment by the Commission Bancaire would constitute an event of default under Banque AIG’s derivative and structured transactions, including the regulatory capital CDS portfolio, and potentially entail very substantial unwind costs, the amount of which is difficult to estimate.

Separation and Restructuring Plan

The complexity of executing AIG’s disposition plan, combined with the challenges of operating AIG’s business in the current environment, could place further stress on AIG’s internal controls, increase AIG’s costs and divert the attention of AIG management and employees from their normal duties.  The execution of AIG’s restructuring plan is introducing a large number of complex and non-standard transactions which are placing a strain on existing resources, systems and communication channels. Furthermore, AIG’s employees are operating in an environment where the frequency and uncertainty of developments could decrease the attention devoted to transactions and critical management review controls. Although AIG is taking steps to mitigate these risks, including through the use of third party consultants and advance planning, it is possible that these risks could prevent AIG from making required filings, preparing financial statements and otherwise adversely affect AIG’s internal controls.

Also, increased costs will result from the creation and maintenance of this new operating infrastructure.

American International Group, Inc. and Subsidiaries

Reputational Harm

Adverse publicity and public reaction to events concerning AIG has had and may continue to have a material adverse effect on AIG.  Since September 2008, AIG has been the subject of intense scrutiny and extensive comment by global news media, officials of governments and regulatory authorities around the world and segments of the public at large in the communities that AIG serves. At times, there has been strong criticism of actions taken by AIG, its management and its employees and of transactions in which AIG has engaged. In a few instances, such as the public reaction in March 2009 over the payment of retention awards to AIGFP employees, this criticism has included harassment of individual AIG employees or public protest affecting AIG facilities.

To date, this scrutiny and extensive commentary has adversely affected AIG by damaging AIG’s business, reputation and brand among current and potential customers, agents and other distributors of AIG products and services, thereby reducing sales of AIG products and services, and resulting in an increase in AIG policyholder surrenders and non-renewals of AIG policies. This scrutiny and commentary has also undermined employee morale and AIG’s ability to motivate and retain its employees. If this level of scrutiny and criticism continues or increases, AIG’s business may be further adversely affected and its ability to retain and motivate employees further harmed.

Deferred Tax Asset

The recoverability of AIG’s deferred tax asset is based on a number of significant assumptions which may not occur.  The recoverability of this asset depends on AIG attaining its operating income projections and the completion of the proposed debt for equity swap transactions with the FRBNY. A failure of AIG to generate future profits or the inability of AIG to complete the proposed debt for equity swap transactions with the FRBNY could result in AIG recording a charge resulting in a reduction, possibly material, of the deferred tax asset.

ITEM 5.	Other Information

On May 6, 2009, AIG received letters of resignation as Directors from Ms. Virginia M. Rometty and Mr. Michael H. Sutton effective May 7, 2009.

ITEM 6.	Exhibits

See accompanying Exhibit Index.

American International Group, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/  David L. Herzog
David L. Herzog
Executive Vice President
Chief Financial Officer
Principal Financial Officer

/s/  Joseph D. Cook
Joseph D. Cook
Vice President
Controller
Principal Accounting Officer

Dated: May 7, 2009

American International Group, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit
Number	Description	Location

3(i)(a)	Certificate of Designations of Series C Perpetual, Convertible, Participating Preferred Stock of AIG	Filed herewith.
3(i)(b)	Certificate of Designations of Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock of AIG	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
3(i)(c)	Certificate of Elimination of Series D Fixed Rate Cumulative Perpetual Preferred Stock of AIG	Incorporated by reference to Exhibit 3.2 to AIG’s Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
3(i)(d)	Certificate of Designations of Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock of AIG	Incorporated by reference to Exhibit 3.1 to AIG’s Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
4.1	Amendment No. 3, dated as of April 17, 2009, to Credit Agreement, dated as of September 22, 2008 and amended as of November 9, 2008, between American International Group, Inc. and the Federal Reserve Bank of New York.	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
4.2	Securities Exchange Agreement, dated as of April 17, 2009, between American International Group, Inc. and the United States Department of the Treasury.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
4.3	Securities Purchase Agreement, dated as of April 17, 2009, between American International Group, Inc. and the United States Department of the Treasury.	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
4.4	Warrant, dated as of April 17, 2009, issued by American International Group, Inc. to the United States Department of the Treasury.	Incorporated by reference to Exhibit 10.2 to AIG’s Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
10.1	Services Agreement, dated as of March 20, 2009 and amended as of March 24, 2009, between Edmund S.W. Tse and American International Group, Inc.*	Filed herewith.
10.2	Replacement Capital Covenant, dated as of April 17, 2009, by American International Group, Inc. and for the benefit of each Covered Debtholder.	Incorporated by reference to Exhibit 99.1 to AIG’s Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
11	Statement re computation of per share earnings	Included in Note 7 of Notes to Consolidated Financial Statements.
12	Computation of ratios of earnings to fixed charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.

*	This exhibit is a management contract or a compensatory plan or arrangement.