Form 10-Q
period 2009-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2009-08-07
CIK 5272

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

As of July 31, 2009, there were 134,575,809 shares outstanding of the registrant’s common stock.

American International Group, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheet

	June 30,	December 31,
	2009	2008
	(In millions)
	(Unaudited)

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2009 — $372,480; 2008 — $373,600)	$353,708	$363,042
Bond trading securities, at fair value	31,359	37,248
Securities lending invested collateral, at fair value (cost: 2009 — $1,334; 2008 — $3,905)	1,108	3,844
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2009 — $7,030; 2008 — $8,381)	9,289	8,808
Common and preferred stock trading, at fair value	13,214	12,335
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2009 — $99; 2008 — $131)	32,380	34,687
Finance receivables, net of allowance	25,342	30,949
Flight equipment primarily under operating leases, net of accumulated depreciation	44,692	43,395
Other invested assets (portion measured at fair value: 2009 — $15,739; 2008 — $19,196)	43,596	51,978
Securities purchased under agreements to resell, at fair value	4,481	3,960
Short-term investments (portion measured at fair value: 2009 — $24,726; 2008 — $19,316)	59,336	46,666

Total investments	618,505	636,912
Cash	5,802	8,642
Investment income due and accrued	5,530	5,999
Premiums and insurance balances receivable, net of allowance	17,382	17,330
Reinsurance assets, net of allowance	22,364	23,495
Trade receivables	817	1,901
Current and deferred income taxes	11,136	11,734
Deferred policy acquisition costs	44,176	45,782
Real estate and other fixed assets, net of accumulated depreciation	4,984	5,566
Unrealized gain on swaps, options and forward transactions, at fair value	11,239	13,773
Goodwill	6,439	6,952
Other assets, including prepaid commitment asset of $13,814 in 2009 and $15,458 in 2008 (portion measured at fair value: 2009 — $306; 2008 — $369)	28,570	31,190
Separate account assets, at fair value	53,468	51,142

Total assets	$830,412	$860,418

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Balance Sheet — (Continued)

	June 30,	December 31,
	2009	2008
	(In millions, except
	share data)
	(Unaudited)

Liabilities:
Liability for unpaid claims and claims adjustment expense	$82,088	$89,258
Unearned premiums	23,371	25,735
Future policy benefits for life and accident and health insurance contracts	145,715	142,334
Policyholder contract deposits (portion measured at fair value: 2009 — $7,273; 2008 — $5,458)	218,433	226,700
Other policyholder funds	13,623	13,240
Commissions, expenses and taxes payable	5,203	5,436
Insurance balances payable	4,722	3,668
Funds held by companies under reinsurance treaties	2,106	2,133
Securities sold under agreements to repurchase (portion measured at fair value: 2009 — $2,716; 2008 — $4,508)	3,191	5,262
Trade payables	780	977
Securities and spot commodities sold but not yet purchased, at fair value	1,242	2,693
Unrealized loss on swaps, options and forward transactions, at fair value	4,876	6,238
Trust deposits and deposits due to banks and other depositors (portion measured at fair value: 2009 — $26; 2008 — $30)	2,687	4,498
Commercial paper and other short-term debt	197	613
Federal Reserve Bank of New York Commercial Paper Funding Facility (portion measured at fair value: 2009 — $6,233; 2008 — $6,802)	11,152	15,105
Federal Reserve Bank of New York credit facility	44,816	40,431
Other long-term debt (portion measured at fair value: 2009 — $16,153; 2008 — $16,595)	123,528	137,054
Securities lending payable	1,533	2,879
Other liabilities (portion measured at fair value: 2009 — $3,277; 2008 — $1,355)	24,476	22,296
Separate account liabilities	53,468	51,142

Total liabilities	767,207	797,692

Commitments, contingencies and guarantees (see Note 10)
Redeemable noncontrolling interest in partially owned consolidated subsidiaries	1,072	1,921
AIG shareholders’ equity:
Preferred stock, Series E; $5.00 par value and aggregate liquidation preference of $41,604,576,000; shares issued: 2009 — 400,000	2	—
Preferred stock, Series F; $5.00 par value and aggregate liquidation preference of $1,149,999,000; shares issued: 2009 — 300,000	1	—
Preferred stock, Series C; $5.00 par value and aggregate liquidation preference of $500,000; shares issued: 2009 — 100,000	1	—
Preferred stock, Series D; $5.00 par value and aggregate liquidation preference of $40,000,000,000; shares issued: 2009 — 0 and 2008 — 4,000,000	—	20
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2009 — 147,377,020; 2008 — 147,401,900	368	368
Treasury stock, at cost; 2009 — 12,807,642; 2008 — 12,918,446 shares of common stock	(8,314)	(8,450)
Additional paid-in capital	80,259	79,468
Accumulated deficit	(3,073)	(12,368)
Accumulated other comprehensive loss	(11,286)	(6,328)

Total AIG shareholders’ equity	57,958	52,710

Noncontrolling interest	4,175	8,095

Total equity	62,133	60,805

Total liabilities and equity	$830,412	$860,418

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share data)
	(Unaudited)

Revenues:
Premiums and other considerations	$17,769	$21,735	$36,589	$42,407
Net investment income	8,785	6,728	11,068	11,682
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(1,190)	(6,720)	(5,051)	(12,260)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive loss	369	—	369	—

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(821)	(6,720)	(4,682)	(12,260)
Other realized capital gains (losses)	(478)	639	281	90

Total net realized capital losses	(1,299)	(6,081)	(4,401)	(12,170)
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	636	(5,565)	184	(14,672)
Other income (loss)	3,634	3,116	6,543	6,717

Total revenues	29,525	19,933	49,983	33,964

Benefits, claims and expenses:
Policyholder benefits and claims incurred	17,273	18,450	33,316	34,332
Policy acquisition and other insurance expenses	5,694	6,029	10,988	11,641
Interest expense	2,600	1,333	5,445	2,605
Restructuring expenses and related asset impairment and other expenses	343	—	705	—
Other expenses	2,296	2,877	4,578	5,406

Total benefits, claims and expenses	28,206	28,689	55,032	53,984

Income (loss) before income tax expense (benefit)	1,319	(8,756)	(5,049)	(20,020)
Income tax expense (benefit)	(526)	(3,357)	(1,761)	(6,894)

Net income (loss)	1,845	(5,399)	(3,288)	(13,126)

Less: net income (loss) attributable to noncontrolling interest	23	(42)	(757)	36

Net income (loss) attributable to AIG	$1,822	$(5,357)	$(2,531)	$(13,162)

Net income (loss) attributable to AIG common shareholders	$311	$(5,357)	$(3,826)	$(13,162)
Income (loss) per common share attributable to AIG:
Basic	$2.30	$(41.13)	$(28.29)	$(102.24)
Diluted	$2.30	$(41.13)	$(28.29)	$(102.24)

Dividends declared per common share	$—	$4.42	$—	$8.33

Weighted average shares outstanding:
Basic	135,281,740	130,248,736	135,267,735	128,732,239
Diluted	135,336,440	130,248,736	135,267,735	128,732,239

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Equity

Six Months Ended June 30, 2009	Amounts
(In millions, except share and
per share data)
(Unaudited)

Preferred Stock, Series E:
Balance, beginning of period	$—
Issuances	2

Balance, end of period	2

Preferred Stock, Series F:
Balance, beginning of period	—
Issuances	1

Balance, end of period	1

Preferred Stock, Series C:
Balance, beginning of period	—
Issuances	1

Balance, end of period	1

Preferred Stock, Series D:
Balance, beginning of period	20
Shares exchanged for Series E preferred stock	(20)

Balance, end of period	—

Common stock:
Balance, beginning and end of period	368

Treasury stock, at cost:
Balance, beginning of period	(8,450)
Shares issued under stock plans	136
Other	—

Balance, end of period	(8,314)

Additional paid-in capital:
Balance, beginning of period	79,468
Excess of proceeds over par value of preferred stock issued	1,000
Reclassification of warrants upon change in accounting principle	(91)
Excess of cost over proceeds of common stock issued under stock plans	(136)
Other	18

Balance, end of period	80,259

Accumulated deficit:
Balance, beginning of period	(12,368)
Cumulative effect of change in accounting principle	15

Adjusted balance, beginning of period	(12,353)
Net loss attributable to AIG for the three months ended March 31, 2009	(4,353)

Balance, March 31, 2009	(16,706)
Cumulative effect of change in accounting principle as of April 1, 2009, net of tax	11,811

Adjusted balance, April 1, 2009	(4,895)
Net income attributable to AIG for the three months ended June 30, 2009	1,822

Balance, end of period	(3,073)

Accumulated other comprehensive loss:
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken:
Balance, beginning of period, net of tax	(599)
Cumulative effect of change in accounting principle as of April 1, 2009, net of tax	(2,537)
Unrealized appreciation (depreciation) of investments, net of reclassification adjustments	1,111
Income tax benefit (expense)	(450)

Balance, end of period, net of tax	(2,475)

Unrealized appreciation (depreciation) of all other investments:
Balance, beginning of period, net of tax	(3,853)
Cumulative effect of change in accounting principle as of April 1, 2009, net of tax	(6,811)
Unrealized appreciation (depreciation) of investments, net of reclassification adjustments	5,496
Income tax benefit (expense)	(2,471)

Balance, end of period, net of tax	(7,639)

Foreign currency translation adjustments:
Balance, beginning of period, net of tax	(187)
Translation adjustment	1,002
Income tax benefit (expense)	(409)

Balance, end of period, net of tax	406

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Equity — (Continued)

Six Months Ended June 30, 2009	Amounts
(In millions, except share and
per share data)
(Unaudited)

Net derivative gains (losses) arising from cash flow hedging activities:
Balance, beginning of period, net of tax	(191)
Net gains (losses) on cash flow hedges, net of reclassification adjustments	71
Income tax benefit (expense)	(21)

Balance, end of period, net of tax	(141)

Retirement plan liabilities adjustment:
Balance, beginning of period, net of tax	(1,498)
Net actuarial loss	97
Prior service credit	(6)
Income tax benefit (expense)	(30)

Balance, end of period, net of tax	(1,437)

Accumulated other comprehensive loss, end of period, net of tax	(11,286)

Total AIG shareholders’ equity, end of period	57,958

Noncontrolling interest:
Balance, beginning of period	8,095
Contributions from noncontrolling interest	475
Distributions to noncontrolling interest	(264)
Net decrease due to deconsolidation	(3,306)
Net income (loss) attributable to noncontrolling interest*	(935)
Accumulated other comprehensive income	110

Balance, end of period	4,175

Total equity, end of period	$62,133

*	A net gain of $178 million was recognized in the six-month period ended June 30, 2009 associated with redeemable noncontrolling interests (not reflected above)

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Six Months Ended June 30,	2009	2008
	(In millions)
	(Unaudited)

Summary:
Net cash provided by operating activities	$8,036	$16,128
Net cash provided by (used in) investing activities	7,534	(22,140)
Net cash provided by (used in) financing activities	(18,441)	5,912
Effect of exchange rate changes on cash	31	45

Change in cash	(2,840)	(55)
Cash at beginning of period	8,642	2,284

Cash at end of period	$5,802	$2,229

Cash flows from operating activities:
Net loss	$(3,288)	$(13,126)

Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized market valuation (gains) losses on AIGFP super senior credit default swap portfolio	(184)	14,672
Net gains on sales of securities available for sale and other assets	(868)	(494)
Net (gains) losses on sales of divested businesses	316	—
Foreign exchange transaction (gains) losses	413	857
Net unrealized (gains) losses on non-AIGFP derivatives and other assets and liabilities	(4,452)	2,086
Equity in (income) loss from equity method investments, net of dividends or distributions	1,912	(151)
Amortization of deferred policy acquisition costs	6,347	7,343
Depreciation and other amortization	1,454	1,799
Provision for mortgage, other loans and finance receivables	1,526	578
Other-than-temporary impairments	4,970	12,370
Impairments of goodwill and other assets	867	97
Amortization of costs and accrued interest and fees related to FRBNY credit facility	2,829	—
Changes in operating assets and liabilities:
General and life insurance reserves	2,027	9,748
Premiums and insurance balances receivable and payable — net	320	(1,104)
Reinsurance assets	1,127	196
Capitalization of deferred policy acquisition costs	(6,406)	(9,160)
Investment income due and accrued	362	118
Funds held under reinsurance treaties	(1)	(25)
Other policyholder funds	320	851
Income taxes receivable and payable — net	(1,016)	(6,960)
Commissions, expenses and taxes payable	(165)	52
Other assets and liabilities — net	813	1,426
Trade receivables and payables — net	888	(6,446)
Trading securities	(31)	930
Net unrealized (gains) losses on swaps, options and forward transactions (net of cash collateral)	1,473	(3,993)
Securities purchased under agreements to resell	(521)	4,353
Securities sold under agreements to repurchase	(2,106)	1,237
Securities and spot commodities sold but not yet purchased	(1,451)	(1,531)
Finance receivables and other loans held for sale — originations and purchases	(52)	(279)
Sales of finance receivables and other loans — held for sale	49	477
Other, net	564	207

Total adjustments	11,324	29,254

Net cash provided by operating activities	$8,036	$16,128

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows — (Continued)

Six Months Ended June 30,	2009	2008
	(In millions)
	(Unaudited)
Cash flows from investing activities:
Proceeds from (payments for)
Sales of fixed maturity securities available for sale and hybrid investments	$29,408	$31,608
Maturities of fixed maturity securities available for sale and hybrid investments	10,110	10,418
Sales of equity securities available for sale	2,767	4,861
Maturities of fixed maturity securities held to maturity	—	33
Sales of trading securities	9,739	14,120
Sales of flight equipment	97	372
Sales or distributions of other invested assets	5,767	8,715
Sales of divested businesses, net	2,855	—
Principal payments received on mortgage and other loans receivable	3,861	3,457
Principal payments received on and sales of finance receivables held for investment	6,908	6,757
Purchases of fixed maturity securities available for sale and hybrid investments	(32,225)	(47,114)
Purchases of equity securities available for sale	(1,780)	(5,808)
Purchases of fixed maturity securities held to maturity	—	(88)
Purchases of trading securities	(5,256)	(9,244)
Purchases of flight equipment (including progress payments)	(2,121)	(2,950)
Purchases of other invested assets	(3,741)	(11,988)
Mortgage and other loans receivable issued	(2,614)	(3,340)
Finance receivables held for investment — originations and purchases	(3,344)	(8,778)
Change in securities lending invested collateral	2,057	6,315
Net additions to real estate, fixed assets, and other assets	(252)	(663)
Net change in short-term investments	(14,369)	(18,832)
Net change in non-AIGFP derivative assets and liabilities	(304)	186
Other, net	(29)	(177)

Net cash provided by (used in) investing activities	$7,534	$(22,140)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	$17,534	$33,322
Policyholder contract withdrawals	(26,369)	(27,926)
Change in other deposits	182	682
Change in commercial paper and other short-term debt	(414)	1,930
Change in Federal Reserve Bank of New York Commercial Paper Funding Facility borrowings	(4,118)	—
Federal Reserve Bank of New York credit facility borrowings	15,700	—
Federal Reserve Bank of New York credit facility repayments	(12,500)	—
Issuance of other long-term debt	2,558	55,685
Repayments on other long-term debt	(10,970)	(56,645)
Change in securities lending payable	(1,377)	(6,919)
Distributions to noncontrolling interest	(264)	(193)
Contributions from noncontrolling interest	463	543
Drawdown on the Department of the Treasury Commitment	1,150	—
Issuance of common stock	—	7,343
Issuance from treasury stock	—	11
Payments advanced to purchase shares	—	(1,000)
Cash dividends paid to shareholders	—	(1,036)
Other, net	(16)	115

Net cash provided by (used in) financing activities	$(18,441)	$5,912

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$3,265	$3,493
Taxes	$(746)	$66
Non-cash financing/investing activities:
Interest credited to policyholder accounts included in financing activities	$7,244	$3,815
Treasury stock acquired using payments advanced to purchase shares	$—	$1,912
Present value of future contract adjustment payments related to issuance of equity units	$—	$431
Long-term debt reduction due to deconsolidations	$1,102	$—
Debt assumed on acquisitions and warehoused investments	$—	$153

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss)

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2009	2008	2009	2008
	(In millions)
	(Unaudited)

Net income (loss)	$1,845	$(5,399)	$(3,288)	$(13,126)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	—	—	—	(162)
Income tax benefit on above change in accounting principle	—	—	—	57
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	1,112	—	1,112	—
Income tax benefit (expense) on above changes	(450)	—	(450)	—
Unrealized appreciation (depreciation) of all other investments — net of reclassification adjustments	8,957	(3,737)	5,585	(14,414)
Income tax benefit (expense) on above changes	(3,863)	1,065	(2,471)	4,813
Foreign currency translation adjustments	1,936	(221)	995	1,196
Income tax benefit (expense) on above changes	(618)	127	(409)	(124)
Net derivative gains (losses) arising from cash flow hedging activities — net of reclassification adjustments	45	144	71	11
Income tax benefit (expense) on above changes	(48)	(50)	(21)	(5)
Change in retirement plan liabilities adjustment	33	7	91	13
Income tax benefit (expense) on above changes	(12)	(5)	(30)	(3)

Other comprehensive income (loss):	7,092	(2,670)	4,473	(8,618)

Comprehensive income (loss)	8,937	(8,069)	1,185	(21,744)
Comprehensive income (loss) attributable to noncontrolling interests	193	(80)	(674)	(36)

Comprehensive income (loss) attributable to AIG	$8,744	$(7,989)	$1,859	$(21,708)

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Form 8-K filed on June 29, 2009 (the 2008 Financial Statements).

In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. AIG evaluated the need to disclose events that occurred subsequent to the balance sheet date through August 7, 2009, the date the financial statements were issued. All material intercompany accounts and transactions have been eliminated.

Going Concern Considerations

In the 2008 Financial Statements, management disclosed the conditions and events that led management to conclude that AIG would have adequate liquidity to finance and operate AIG’s businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months. On March 2, 2009, the United States government issued the following statement referring to the March 2009 agreements in principle and other transactions they expected to be undertaken with AIG (many of which were subsequently taken) to strengthen AIG’s capital position, enhance its liquidity, reduce its borrowing costs and facilitate its asset disposition program.

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

Liquidity of Parent and Subsidiaries

AIG manages liquidity at both the parent and subsidiary levels. Since the fourth quarter of 2008, AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets. Further, in light of the performance of AIG’s common stock, AIG does not expect to be able to issue equity securities for cash in the public markets in the foreseeable future.

Historically, AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG’s current financial situation, many of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has been dependent on the facility (the FRBNY Facility) provided by the Federal Reserve Bank of New York (FRBNY) under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY, the FRBNY’s Commercial Paper Funding Facility (CPFF) and other transactions with the FRBNY and the United States Department of the Treasury (the Department of the Treasury) as its primary sources of liquidity. Primary uses of cash flow are for debt service and subsidiary funding.

Certain subsidiaries also have been dependent on the FRBNY and the Department of the Treasury to meet collateral posting requirements, to make debt repayments as amounts come due, and to meet capital or liquidity requirements at the insurance companies (primarily in the Life Insurance & Retirement Services segment) and financial services operations.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Progress on Management’s Plans for Stabilization of AIG and Repayment of AIG’s Obligations as They Come Due

In the first six months of 2009, AIG took a number of steps to execute its plans to provide stability to its businesses and provide for the timely repayment of the FRBNY Facility.

Transactions with the FRBNY

FRBNY Credit Agreement Amendment

On April 17, 2009, AIG and the FRBNY entered into an Amendment No. 3 to the FRBNY Credit Agreement. The FRBNY Credit Agreement was amended, among other things, to remove the minimum 3.5 percent LIBOR borrowing rate floor.

AIA Purchase Agreement

On June 25, 2009, AIG and American International Reinsurance Company, Limited (AIRCO) entered into a Purchase Agreement (the AIA Purchase Agreement) with the FRBNY pursuant to which, among other things, (1) AIRCO will transfer (or cause to be transferred) 100 percent of the common stock of American International Assurance Company, Limited (AIA) to a newly-formed Delaware limited liability company (AIA LLC), (2) AIRCO and AIG will retain 100 percent of the common interests of AIA LLC and (3) the FRBNY will receive 100 percent of the preferred interests of AIA LLC. As consideration for the preferred interests in AIA LLC to be received by the FRBNY, there will be a reduction of $16 billion in the outstanding balance of the FRBNY Facility and the maximum amount available to be borrowed thereunder (provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction).

The common interests will entitle AIG and AIRCO to 100 percent of the voting power of AIA LLC, including the right to appoint the entire board of directors of AIA LLC. The preferred interests will entitle the FRBNY to veto rights over certain significant actions by AIA LLC and its subsidiaries and the right, subject to certain restrictions, to compel AIA LLC to take certain actions, including an initial public offering of the company or a sale of the company. The preferred interests received by the FRBNY will have a liquidation preference of $16 billion and will accrue a return of 5 percent per annum until September 22, 2013 and thereafter 9 percent per annum. Upon a liquidation or sale of AIA LLC, after payment is made for the liquidation preference and accrued dividends on the preferred interests and the initial value relating to the common interests, AIG is entitled to 99 percent of the remaining proceeds and the FRBNY is entitled to 1 percent.

The transactions contemplated by the AIA Purchase Agreement are subject to certain conditions, including regulatory approvals, the closing of the transactions contemplated by the ALICO Purchase Agreement (described below) and certain other conditions.

ALICO Purchase Agreement

On June 25, 2009, AIG entered into a Purchase Agreement (the ALICO Purchase Agreement) with the FRBNY pursuant to which, among other things, (1) AIG will transfer (or cause to be transferred) 100 percent of the common stock of American Life Insurance Company (ALICO) to a newly-formed Delaware limited liability company, ALICO Holdings LLC (ALICO LLC), (2) AIG will retain 100 percent of the common interests of ALICO LLC and (3) the FRBNY will receive 100 percent of the preferred interests of ALICO LLC. As consideration for the preferred interests in ALICO LLC to be received by the FRBNY, there will be a reduction of $9 billion in the outstanding balance of the FRBNY Facility and the maximum amount available to be borrowed thereunder (provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction).

The common interests will entitle AIG to 100 percent of the voting power of ALICO LLC, including the right to appoint the entire board of directors of ALICO LLC. The preferred interests will entitle the FRBNY to veto rights over certain significant actions by ALICO LLC and its subsidiaries and the right, subject to certain restrictions, to

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

compel ALICO LLC to take certain actions, including an initial public offering of the company or a sale of the company. The preferred interests received by the FRBNY will have a liquidation preference of $9 billion and will accrue a return of 5 percent per annum until September 22, 2013 and thereafter 9 percent per annum. Upon a liquidation or sale of ALICO LLC, after payment is made for the liquidation preference and accrued dividends on the preferred interests and the initial value of the common interests, AIG is entitled to 95 percent of the remaining proceeds and the FRBNY is entitled to 5 percent.

The transactions contemplated by the ALICO Purchase Agreement are subject to certain conditions, including regulatory approvals, the closing of the transactions contemplated by the AIA Purchase Agreement (described above) and certain other conditions.

Amortization of Prepaid Commitment Asset

Any permanent reduction in the FRBNY Facility will result in accelerated amortization of a portion of the prepaid commitment asset. Therefore, AIG anticipates that the consummation of each of the AIA Purchase Agreement and the ALICO Purchase Agreement will result in accelerated amortization of a portion of the prepaid commitment asset at the time that the senior interests are transferred to the FRBNY, currently expected to occur no earlier than the fourth quarter of 2009. Acceleration of the amortization will result in a pre-tax charge to earnings which could aggregate to approximately $5.0 billion.

Life Insurance Securitizations

On March 2, 2009, AIG and the Board of Governors of the Federal Reserve System announced their intent to enter into a transaction pursuant to which the FRBNY will purchase embedded value securitization notes issued by newly-formed special purpose vehicles to be repaid with the net cash flows from designated blocks of existing life insurance policies. The proceeds of the notes would be applied in settlement of a portion of the outstanding balance of the FRBNY Facility and would reduce the maximum amount to be borrowed thereunder (provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction). The amount of the FRBNY Facility reduction will be based on the proceeds received and will also result in accelerated amortization of a portion of the prepaid commitment asset. The special purpose vehicles are expected to be consolidated by AIG.

Sales of Businesses and Asset Dispositions

AIG has revised its asset disposition plans over the last nine months to take into account the deterioration of global market conditions. AIG’s current asset disposition plan is to maximize the value of its businesses over a longer time frame. AIG continually reassesses its disposition plans and may revise its disposition plans at any time and from time to time.

Dispositions of certain businesses will be subject to regulatory approval. Proceeds from these dispositions, to the extent they do not represent capital of AIG’s insurance subsidiaries required for regulatory or ratings purposes, are contractually required to be applied toward the repayment of the FRBNY Facility as mandatory prepayments.

During the first six months of 2009 and through July 31, 2009, AIG entered into agreements to sell or completed the sale of operations and assets, excluding AIGFP assets, that had aggregate assets and liabilities with carrying values of $31.2 billion and $23.8 billion, respectively, at June 30, 2009 or the date of sale or in the case of Transatlantic Holdings, Inc. (Transatlantic), deconsolidation. Aggregate net proceeds from these sale transactions, including proceeds applied to repay intercompany loan facilities, are expected to be approximately $8.0 billion. These transactions are expected to generate approximately $4.6 billion of aggregate net cash proceeds to repay outstanding borrowings and reduce the amount of FRBNY Facility, after taking into account taxes, transaction expenses and capital required to be retained for regulatory or ratings purposes. Gains and losses recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. Based on the transactions thus far, AIG does not believe that such adjustments will be material to future results of operations or cash flows.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Securitization Transaction

During the first six months of 2009, American General Finance, Inc. (AGF) received proceeds of $1.4 billion from real estate loan portfolio sales. In addition, on July 30, 2009, AGF issued mortgage-backed certificates in a private securitization transaction of certain AGF real estate loans and received initial cash proceeds of $967 million.

FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144) requires that certain criteria be met in order for AIG to classify a business as held for sale. At June 30, 2009, the held for sale criteria in FAS 144 were not met for AIG’s significant businesses included in the asset disposition plan. AIG continues to evaluate the status of its asset sales with respect to these criteria.

Management’s Assessment and Conclusion

In assessing AIG’s current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of AIG’s risks and uncertainties, including but not limited to:

•	the commitment of the FRBNY and the Department of the Treasury to the orderly restructuring of AIG and their commitment to continuing to work with AIG to maintain its ability to meet its obligations as they come due;

•	the potential adverse effects on AIG’s businesses that could result if there are further downgrades by rating agencies, including in particular, the uncertainty of estimates relating to the derivative transactions of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP), such as estimates of both the number of counterparties who may elect to terminate under contractual termination provisions and the amount that would be required to be paid in the event of a downgrade;

•	the ability of AIG to complete the transactions contemplated by the AIA Purchase Agreement and the ALICO Purchase Agreement;

•	the potential delays in asset dispositions and reduction in the anticipated proceeds therefrom;

•	the potential for continued declines in bond and equity markets;

•	the planned sales of significant subsidiaries;

•	the potential effect on AIG if the capital levels of its regulated and unregulated subsidiaries prove inadequate to support current business plans;

•	the effect on AIG’s businesses of continued compliance with the covenants of the FRBNY Credit Agreement and other agreements with the FRBNY and the Department of the Treasury;

•	the effect of the provisions of the TARP Standards for Compensation and Corporate Governance on AIG’s ability to retain and motivate key employees;

•	the potential loss of key personnel that could then reduce the value of AIG’s business and impair its ability to effect a successful asset disposition plan;

•	the potential that AIG will be unable to complete the proposed life insurance securitizations and, even if completed, that this proposed transaction with the FRBNY does not achieve its desired objectives; and

•	the potential regulatory actions in one or more countries, including possible actions resulting from the legal change in control as a result of the issuance of AIG’s Series C Perpetual, Convertible, Participating Preferred Stock (the AIG Series C Preferred Stock).

Based on the U.S. government’s continuing commitment, the recently completed transactions and the other expected transactions with the FRBNY, management’s plans to stabilize AIG’s businesses and dispose of certain noncore assets, and after consideration of the risks and uncertainties of such plans, management believes that it will

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

have adequate liquidity to finance and operate AIG’s businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

It is possible that the actual outcome of one or more of management’s plans could be materially different, or that one or more of management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect or that the proposed transactions with the FRBNY discussed above are not consummated or fail to achieve their desired objectives. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due.

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

Out of Period Adjustments

In the three months ended June 30, 2009, AIG recorded out of period adjustments which reduced pre-tax income by approximately $250 million and decreased net income by approximately $60 million. The more significant decreases to pre-tax income related to life insurance deferred acquisition costs and general insurance balance sheet reconciliation adjustments. Net adjustments to income taxes increased the income tax benefit by approximately $99 million.

Recent Accounting Standards

Accounting Changes

AIG adopted the following accounting standards during the first six months of 2009:

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

AIG adopted FAS 141(R) for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FAS 141(R) did not have a material effect on AIG’s consolidated financial position, results of operations or cash flows at and for the three and six months ended June 30, 2009, but will affect the future accounting for business combinations, if any, as well as goodwill impairment assessments.

FAS 160

In December 2007, the FASB issued FAS No. 160, which requires noncontrolling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of equity, or in the mezzanine section of the balance sheet (between liabilities and equity), to the extent such interests do not qualify for “permanent equity” classification in accordance with Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities” (revised September 2008). FAS 160 also specifies the accounting for subsequent acquisitions and sales of noncontrolling interests and how noncontrolling interests should be presented in the consolidated statement of income (loss). The noncontrolling interests’ share of subsidiary income (loss) should be reported as a part of consolidated net income (loss) with disclosure of the attribution of consolidated net income (loss) to the controlling and noncontrolling interests on the face of the consolidated statement of income (loss).

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

AIG adopted FAS 160 on January 1, 2009. FAS 160 was adopted prospectively, except that the consolidated statement of income (loss) for the three and six months ended June 30, 2008 have been retrospectively recast to include net income (loss) attributable to both the controlling and noncontrolling interests. Of the $10.0 billion minority interest on the consolidated balance sheet at December 31, 2008, $1.9 billion was reclassified from minority interest liability to Redeemable noncontrolling interest in partially owned consolidated subsidiaries and $8.1 billion was reclassified to a separate component of total equity titled Noncontrolling interest. For the six months ended June 30, 2009, the noncontrolling interest balance declined by $1.4 billion related to the deconsolidation of Transatlantic in the second quarter of 2009 following the public offering of 29.9 million shares of Transatlantic common stock, after which AIG retained 13.9 percent of Transatlantic common stock outstanding. AIG also restructured certain relationships within the Institutional Asset Management business in the second quarter of 2009, resulting in a decline in goodwill of $476 million and noncontrolling interest of $1.9 billion due to deconsolidation of certain entities.

The following table provides a reconciliation of the beginning and ending balances of the components of total equity (excluding the effects of redeemable noncontrolling interests):

	Total AIG
	shareholders’	Noncontrolling
	equity	interest	Total equity
	(In millions)

Six Months Ended June 30, 2009
Balance, beginning of period	$52,710	$8,095	$60,805
Cumulative effect of change in accounting principle, net of tax	2,478	—	2,478
Net income (loss)	(2,531)	(935)	(3,466)
Contributions from noncontrolling interest	—	475	475
Distributions to noncontrolling interest	—	(264)	(264)
Net decrease due to deconsolidation	—	(3,306)	(3,306)
Accumulated other comprehensive income	4,390	110	4,500
Other	911	—	911

Balance, end of period	$57,958	$4,175	$62,133

Six Months Ended June 30, 2008
Balance, beginning of period	$95,801	$8,472	$104,273
Cumulative effect of change in accounting principle, net of tax	(1,108)	—	(1,108)
Net income (loss)	(13,162)	133	(13,029)
Contributions from noncontrolling interest	—	543	543
Distributions to noncontrolling interest	—	(193)	(193)
Accumulated other comprehensive income (loss)	(8,441)	60	(8,381)
Other	4,998	—	4,998

Balance, end of period	$78,088	$9,015	$87,103

FAS 161

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about (a) how and why AIG uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) and its related interpretations, and (c) how derivative instruments and related hedged items affect AIG’s consolidated financial condition, results of operations, and cash flows. AIG adopted FAS 161 on January 1, 2009. See Note 7 herein for related disclosures.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

FAS 165

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (FAS 165). FAS 165 requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. AIG adopted FAS 165 for the period ended June 30, 2009. The adoption of FAS 165 did not affect AIG’s consolidated financial condition, results of operations or cash flows.

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

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” (FAS 107) to require disclosures about fair value of financial instruments (including methods and significant assumptions used) for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information for interim reporting periods. AIG adopted FSP FAS 107-1 on April 1, 2009. See Note 4, Fair Value Measurements for these disclosures.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2). FSP FAS 115-2 requires a company to recognize the credit component of an other-than-temporary impairment of a fixed maturity security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. FSP FAS 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold until recovery and requires additional disclosures in interim and annual reporting periods for fixed maturity and equity securities. FSP FAS 115-2 does not change the recognition of other-than-temporary impairment for equity securities. See Note 5, Investments for the expanded disclosures related to FSP FAS 115-2.

AIG adopted FSP FAS 115-2 on April 1, 2009 and recorded an after-tax cumulative effect adjustment to increase AIG shareholders’ equity by $2.5 billion as of April 1, 2009, consisting of a decrease in Accumulated deficit of $11.8 billion and an increase to Accumulated other comprehensive loss of $9.3 billion, net of tax. The net

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

increase in AIG’s shareholders’ equity was due to a reversal of a portion of the deferred tax asset valuation allowance for certain previous non-credit impairment charges directly attributable to the change in accounting principle (see Note 12 herein). The cumulative effect adjustment resulted in an increase of approximately $16 billion in the amortized cost of fixed maturity securities, which has the effect of significantly reducing the accretion of investment income over the remaining life of the underlying securities, beginning in the second quarter of 2009. The effect of the reduced investment income will be offset, in part, by a decrease in the amortization of deferred policy acquisition costs (DAC) and sales inducements assets (SIA).

Beginning in the second quarter of 2009, the adoption of FSP FAS 115-2 is expected to reduce the level of other-than-temporary impairment charges recorded in earnings for fixed maturity securities due to the following required changes in AIG’s accounting policy for other-than-temporary impairments (see Note 5 for a more detailed discussion of the changes in policy):

•	Impairment charges for non-credit (i.e., severity) losses are no longer recognized;

•	The amortized cost basis of credit impaired securities will be written down through a charge to earnings to the present value of expected cash flows, rather than to fair value; and

•	For fixed maturity securities that are not deemed to be credit-impaired. AIG is no longer required to assert that it has the intent and ability to hold such securities to recovery to avoid an other-than-temporary impairment charge. Instead, an impairment charge through earnings is required only in situations where AIG has the intent to sell the fixed maturity security or it is more likely than not that AIG will be required to sell the security prior to recovery.

The components of the change in AIG shareholders’ equity at April 1, 2009 due to the adoption of FSP FAS 115-2 were as follows:

	(Increase)		Net Increase
	Decrease to	(Increase) Decrease	in AIG
	Accumulated	to Accumulated Other	Shareholders’
	Deficit	Comprehensive Loss	Equity
	(In billions)

Net effect of the increase in amortized cost of available for sale fixed maturity securities	$16.1	$(16.1)	$—
Net effect of related DAC, SIA and other insurance balances	(1.8)	1.8	—
Net effect on deferred income tax assets	(2.5)	5.0	2.5

Net increase in AIG shareholders’ equity	$11.8	$(9.3)	$2.5

FSP FAS 157-4

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements” (FAS 157), when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 also requires extensive additional fair value disclosures. The adoption of FSP FAS 157-4 on April 1, 2009, did not have a material effect on AIG’s consolidated financial condition, results of operations or cash flows. See Note 4, Fair Value Measurements for the disclosures related to FSP FAS 157-4.

Future Application of Accounting Standards

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FAS 132(R) to require more detailed

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

disclosures about an employer’s plan assets, including the employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 will have no effect on AIG’s consolidated financial condition, results of operations or cash flows.

FAS 166

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (FAS 166). FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (FIN 46(R)) to QSPEs. FAS 166 is effective for interim and annual periods beginning on January 1, 2010 for AIG. Earlier application is prohibited. AIG is assessing the effect adopting FAS 166 will have on its consolidated financial condition, results of operations and cash flows.

FAS 167

In June 2009, FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). FAS 167 amends the consolidation analysis with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity, and enhances financial reporting by enterprises involved with variable interest entities. FAS 167 is effective for interim and annual periods beginning on January 1, 2010 for AIG. Earlier application is prohibited. AIG is assessing the effect adopting FAS 167 will have on its consolidated financial condition, results of operations, and cash flows.

2.	Restructuring

AIG is executing an organization-wide restructuring plan under which some of its operations are being divested, some will be held for later divestiture, some are being prepared for potential offerings to the public, and some will be retained.

Successful execution of the restructuring plan involves significant separation activities. Accordingly, AIG established retention programs for its key employees to maintain ongoing business operations and to facilitate the successful execution of the restructuring plan, although some payments have been delayed. Additionally, given the market disruption in the first quarter of 2008, AIGFP established a retention plan for its employees to manage and unwind its complex businesses. Other major activities include the separation of shared services, corporate functions, infrastructure and assets among business units.

In connection with its restructuring and separation activities, AIG expects to incur significant expenses, including legal, banking, accounting, consulting and other professional fees. In addition, AIG is contractually obligated to reimburse or advance certain professional fees and other expenses incurred by the FRBNY and the trustees of the AIG Credit Facility Trust, a trust established for the sole benefit of the United States Treasury (Trust).

Based on AIG’s announced plans, AIG has made estimates of these expenses, although for some restructuring and separation activities estimates cannot be reasonably made due to the evolving nature of the plans and the uncertain timing of the transactions involved. Future reimbursement or advancement payments to the FRBNY and the trustees cannot reasonably be estimated by AIG. Even for those expenses that have been estimated, actual expenses will vary depending on the identity of the ultimate purchasers of the divested entities or counterparties to transactions, the transactions and activities that ultimately are consummated or undertaken, and the ultimate time period over which these activities occur.

For those restructuring and separation expenses that have been incurred or can be reasonably estimated, the total expenses incurred and expected to be incurred are approximately $2.7 billion at June 30, 2009, as set forth in the table below. This amount excludes expenses that could not be reasonably estimated at June 30, 2009, as well as

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

any expenses (principally professional fees) that are expected to be capitalized. With respect to the FRBNY and the trustees of the Trust, this amount includes only actual reimbursement and advancement payments made through June 30, 2009.

Restructuring expenses and related asset impairment and other expenses by operating segment consisted of the following:

		Life Insurance
	General	& Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other(a)	Total
	(In millions)

Three Months Ended June 30, 2009
Restructuring expenses	$1	$24	$43	$5	$144	$217
Separation expenses	42	36	31	5	12	126

Total	$43	$60	$74	$10	$156	$343

Six Months Ended June 30, 2009
Restructuring expenses	$1	$33	$101	$9	$276	$420
Separation expenses	73	82	82	16	32	285

Total	$74	$115	$183	$25	$308	$705

Cumulative amounts incurred since inception of restructuring plan	$158	$183	$521	$94	$558	$1,514

Total amounts expected to be incurred(b)	$294	$322	$741	$110	$1,240	$2,707

(a)	Primarily includes professional fees related to (i) disposition activities and (ii) AIG’s capital restructuring program with the FRBNY and the Department of the Treasury.

(b)	Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at June 30, 2009.

A rollforward of the restructuring liability, reported in Other liabilities on AIG’s consolidated balance sheet, for the six months ended June 30, 2009, the cumulative amounts incurred since inception of restructuring plan, and the total amounts expected to be incurred are summarized as follows:

							Total
		Contract	Asset	Other	Subtotal		Restructuring
Six Months Ended	Severance	Termination	Write-	Exit	Restructuring	Separation	and Separation
June 30, 2009	Expenses	Expenses	Downs	Expenses(a)	Expenses	Expenses	Expenses
	(In millions)

Liability balance, at beginning of year	$77	$27	$—	$87	$191	$284	$475
Additional charges	47	29	21	258	355	330	685
Cash payments	(54)	(21)	—	(254)	(329)	(309)	(638)
Non-cash items(b)	(11)	(3)	(21)	1	(34)	3	(31)
Changes in estimates	33	9	—	23	65	(45)	20

Liability balance, end of period	$92	$41	$—	$115	$248	$263	$511

Cumulative amounts incurred since inception of restructuring plan	$169	$65	$72	$421	$727	$787	$1,514

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Total
		Contract	Asset	Other	Subtotal		Restructuring
Six Months Ended	Severance	Termination	Write-	Exit	Restructuring	Separation	and Separation
June 30, 2009	Expenses	Expenses	Downs	Expenses(a)	Expenses	Expenses	Expenses
(In millions)

Total amounts expected to be incurred(c)	$207	$120	$72	$1,127	$1,526	$1,181	$2,707

(a)	Primarily includes professional fees related to (i) disposition activities, (ii) AIG’s capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding most of AIGFP’s businesses and portfolios.

(b)	Primarily represents asset impairment charges, foreign currency translation and reclassification adjustments.

(c)	Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at June 30, 2009.

3.	Segment Information

AIG identifies its operating segments by product line consistent with its management structure and evaluates their performance based on operating income (loss) before taxes. During the second quarter of 2009, AIG realigned its financial reporting structure to reflect the effects of its restructuring activities on how management views and manages its businesses. Consequently, beginning in the second quarter of 2009, the results for Transatlantic, Personal Lines (excluding the results of the Private Client Group), and Mortgage Guaranty, previously reported as part of the General Insurance operating segment, are now included in AIG’s Other operations. In addition, the historical results for HSB Group, Inc. (HSB) (which was sold on March 31, 2009), previously included within Commercial Insurance, are now included in AIG’s Other category. Prior period amounts have been revised to conform to the current presentation. As a result of dispositions, only Mortgage Guaranty is expected to report ongoing results of operations commencing in the third quarter of 2009.

AIG’s operating segments are General Insurance, Life Insurance & Retirement Services, Financial Services, and Asset Management.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

AIG’s results by operating segment were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Total revenues:
Operating segments:
General Insurance	$8,847	$10,120	$16,974	$19,738
Life Insurance & Retirement Services	14,997	10,161	23,854	18,913
Financial Services	2,155	(3,605)	3,428	(10,165)
Asset Management	452	797	751	648
Other	3,276	2,845	5,801	5,388
Consolidation and eliminations	(202)	(385)	(825)	(558)

Total revenues	$29,525	$19,933	$49,983	$33,964

Net realized capital gains (losses):
Operating segments:
General Insurance	$(45)	$(493)	$(653)	$(739)
Life Insurance & Retirement Services	297	(5,010)	(2,811)	(9,379)
Financial Services	10	15	(24)	(136)
Asset Management	78	(464)	(74)	(1,869)
Other	(1,639)	(129)	(839)	(47)

Total net realized capital gains (losses)	$(1,299)	$(6,081)	$(4,401)	$(12,170)

Operating income (loss):
Operating segments:
General Insurance	$971	$1,212	$1,094	$2,727
Life Insurance & Retirement Services	1,818	(2,401)	(55)	(4,232)
Financial Services	(89)	(5,905)	(1,211)	(14,677)
Asset Management	(222)	(314)	(855)	(1,565)
Other	(1,337)	(1,100)	(3,809)	(2,046)
Consolidation and eliminations	178	(248)	(213)	(227)

Total operating income (loss)	$1,319	$(8,756)	$(5,049)	$(20,020)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

AIG’s General Insurance results by major internal reporting unit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
General Insurance	2009	2008	2009	2008
	(In millions)

Total revenues:
Commercial Insurance	$5,522	$5,981	$10,546	$11,971
Foreign General Insurance	3,325	4,139	6,428	7,767

Total	$8,847	$10,120	$16,974	$19,738

Operating income (loss):
Commercial Insurance	$583	$416	$359	$1,195
Foreign General Insurance	388	796	735	1,532

Total	$971	$1,212	$1,094	$2,727

AIG’s Life Insurance & Retirement Services results by major internal reporting unit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Life Insurance & Retirement Services	2009	2008	2009	2008
	(In millions)

Total revenues:
Foreign:
Japan and Other	$4,634	$5,369	$7,877	$9,265
Asia	6,771	4,575	11,220	8,852
Domestic:
Domestic Life Insurance	2,204	1,234	3,719	2,517
Domestic Retirement Services	1,388	(1,017)	1,038	(1,721)

Total	$14,997	$10,161	$23,854	$18,913

Operating income (loss):
Foreign:
Japan and Other	$94	$577	$172	$1,060
Asia	1,267	196	1,523	448
Domestic:
Domestic Life Insurance	559	(1,005)	251	(1,875)
Domestic Retirement Services	(102)	(2,169)	(2,001)	(3,865)

Total	$1,818	$(2,401)	$(55)	$(4,232)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

AIG’s Financial Services results by major internal reporting unit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Financial Services	2009	2008	2009	2008
	(In millions)

Total revenues:
Aircraft Leasing	$1,384	$1,298	$2,665	$2,463
Capital Markets	(8)	(6,088)	(977)	(14,831)
Consumer Finance	565	1,028	1,386	1,959
Other, including intercompany adjustments	214	157	354	244

Total	$2,155	$(3,605)	$3,428	$(10,165)

Operating income (loss):
Aircraft Leasing	$410	$334	$726	$555
Capital Markets	(128)	(6,284)	(1,249)	(15,211)
Consumer Finance	(404)	(33)	(702)	(85)
Other, including intercompany adjustments	33	78	14	64

Total	$(89)	$(5,905)	$(1,211)	$(14,677)

AIG’s Asset Management operations consist of a single internal reporting unit.

4.	Fair Value Measurements

Effective January 1, 2008, AIG adopted FAS 157 and FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159), which specify measurement and disclosure standards related to assets and liabilities measured at fair value.

Fair Value Measurements on a Recurring Basis

AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased/sold under agreements to resell/repurchase, securities lending invested collateral, non-traded equity investments and certain private limited partnerships and certain hedge funds included in other invested assets, certain short-term investments, separate and variable account assets, certain policyholder contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain CPFF and other commercial paper, certain long-term debt, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Fair Value Hierarchy

Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•	Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets that AIG has the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. AIG does not adjust the quoted price for such instruments. Assets and liabilities measured at fair value on a recurring basis and classified as Level 1 include certain government and agency securities, actively traded listed common stocks and derivative contracts, most separate account assets and most mutual funds.

•	Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities (ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, mutual fund and hedge fund investments, derivative contracts, guaranteed investment agreements (GIAs) and commercial paper at AIGFP, other long-term debt and physical commodities.

•	Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain distressed ABS, structured credit products, certain derivative contracts (including AIGFP’s super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG’s non-financial-instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

The following is a description of the valuation methodologies used for instruments carried at fair value:

Incorporation of Credit Risk in Fair Value Measurements

•	AIG’s Own Credit Risk. Fair value measurements for AIGFP’s debt, GIAs, structured note liabilities and freestanding derivatives incorporate AIG’s own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap spreads. A counterparty’s net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all positions with AIG, as well as collateral posted by AIG with the counterparty at the balance sheet date.

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

The cost of credit protection is determined under a discounted present value approach considering the market levels for credit default swap (CDS) spreads, the mid market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to AIG by an independent third-party. AIG utilizes a LIBOR-based interest rate curve to derive its discount rates.

A CDS is a derivative contract that allows the transfer of third-party credit risk from one party to the other. The buyer of the CDS pays an upfront and/or annual premium to the seller. The seller’s payment obligation is triggered by the occurrence of a credit event under a specified reference security and is determined by the loss on that specified reference security. The present value of the amount of the annual and/or upfront premium therefore represents a market based expectation of the likelihood that the specified reference party will fail to perform on the reference obligation, a key market observable indicator of non-performance risk (the CDS spread).

While this approach does not explicitly consider all potential future behavior of the derivative transactions or potential future changes in valuation inputs, AIG believes this approach provides a reasonable estimate of the fair value of the derivate assets and liabilities, including consideration of the impact of non-performance risk.

Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly incorporate counterparty credit risk. Fair values for fixed maturity securities based on internal models incorporate counterparty credit risk by using discount rates that take into consideration cash issuance spreads for similar instruments or other observable information.

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

ML II and ML III

At their inception, AIG’s economic interest in Maiden Lane II LLC (ML II) and equity interest in Maiden Lane III LLC (ML III) (together, Maiden Lane Interests), which are included in Bond trading securities, at fair value, on the consolidated balance sheet, were valued and recorded at the transaction prices of $1 billion and $5 billion, respectively. Subsequently, Maiden Lane Interests are valued using a discounted cash flow methodology that uses the estimated future cash flows of the assets to which the Maiden Lane Interests are entitled and the discount rates applicable to such interests as derived from the fair value of the entire asset pool. The implicit discount rates are calibrated to the changes in the estimated asset values for the underlying assets commensurate with AIG’s interests in the capital structure of the respective entities. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

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

The benchmark London Interbank Offered Rate (LIBOR) interest rate curve changes are determined by macroeconomic considerations and financial sector credit spreads. The spreads over LIBOR for the Maiden Lane Interests (including collateral-specific credit and liquidity spreads) can change as a result of changes in market expectations about the future performance of these investments as well as changes in the risk premium that market participants would demand at the time of the transactions.

Changes in estimated future cash flows would primarily be the result of changes in expectations for defaults, recoveries, and prepayments on underlying loans.

Increases in the discount rate or decreases in estimated future cash flows used in the valuation would decrease AIG’s estimate of the fair value of the Maiden Lane Interests as shown in the table below.

	Fair Value Change
Six Months Ended June 30, 2009	Maiden Lane II	Maiden Lane III
	(In millions)

Discount Rates
200 basis point increase	$(52)	$(453)
400 basis point increase	(97)	(837)

Estimated Future Cash Flows
10% decrease	(218)	(660)
20% decrease	(370)	(1,323)

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

Non-Traded Equity Investments — Other Invested Assets

AIG initially estimates the fair value of equity instruments not traded in active markets by reference to the transaction price. This valuation is adjusted for changes in inputs and assumptions which are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity capital markets, and changes in financial ratios or cash flows. For equity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability and such adjustments generally are based on available market evidence. In the absence of such evidence, management’s best estimate is used.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Private Limited Partnership and Hedge Fund Investments — Other Invested Assets

AIG initially estimates the fair value of investments in certain private limited partnerships and certain hedge funds by reference to the transaction price. Subsequently, AIG obtains the fair value of these investments generally from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. AIG considers observable market data and performs diligence procedures in validating the appropriateness of using the net asset value as a fair value measurement.

Separate Account Assets

Separate account assets are composed primarily of registered and unregistered open-end mutual funds that generally trade daily and are measured at fair value in the manner discussed above for equity securities traded in active markets.

Freestanding Derivatives

Derivative assets and liabilities can be exchange-traded or traded over-the-counter (OTC). AIG generally values exchange-traded derivatives using quoted prices in active markets for identical derivatives at the balance sheet date.

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

AIGFP’s Super Senior Credit Default Swap Portfolio

AIGFP values its CDS transactions written on the super senior risk layers of designated pools of debt securities or loans using internal valuation models, third-party price estimates and market indices. The principal market was determined to be the market in which super senior credit default swaps of this type and size would be transacted, or have been transacted, with the greatest volume or level of activity. AIG has determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

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

AIGFP’s valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the methodologies to available market information and to review the assumptions of the methodologies on a regular basis.

Regulatory capital portfolio:  In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG expects that the counterparties in the remaining CDS transactions will terminate the vast majority of transactions with AIGFP within the next 9 months. AIGFP also considers other market data, to the extent relevant and available. See also Note 7 herein.

Multi-sector CDO portfolios:  AIGFP uses a modified version of the Binomial Expansion Technique (BET) model to value its credit default swap portfolio written on super senior tranches of multi-sector collateralized debt obligations (CDOs) of ABS, including maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term eligible 2a-7 investments under the Investment Company Act of 1940 (2a-7 Puts). The BET model was developed in 1996 by a major rating agency to generate expected loss estimates for CDO tranches and derive a credit rating for those tranches, and has been widely used ever since.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 59.0 percent of the underlying securities used in the valuation at June 30, 2009. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

Corporate debt/CLO portfolios:  In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIGFP estimates the fair value of its obligations by comparing the contractual premium of each contract to the current market levels of the senior tranches of comparable credit indices, the iTraxx index for European corporate issuances and the CDX index for U.S. corporate issuances. These indices are considered reasonable proxies for the referenced portfolios. In addition, AIGFP compares these valuations to third-party prices and makes adjustments as necessary to determine the best available estimate of fair value.

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

Policyholder Contract Deposits

Policyholder contract deposits accounted for at fair value are measured using an income approach by taking into consideration the following factors:

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

Other long-term debt

When fair value accounting has been elected, the fair value of non-structured liabilities is generally determined by using market prices from exchange or dealer markets, when available, or discounting expected cash flows using the appropriate discount rate for the applicable maturity. The discount rate is based on an implicit rate determined with the use of observable CDS market spreads to determine the risk of non-performance for AIG. Such instruments are generally classified in Level 2 of the fair value hierarchy as all inputs are readily observable. AIG determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (performance linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified in Level 2 or Level 3 depending on the observability of significant inputs to the model. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect AIG’s own credit worthiness based on observable credit spreads of AIG.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

				Counterparty	Cash
	Level 1	Level 2	Level 3	Netting(a)	Collateral(b)	Total
	(In millions)

At June 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$388	$4,044	$2	$—	$—	$4,434
Obligations of states, municipalities and political subdivisions	39	54,519	802	—	—	55,360
Non-U.S. governments	439	72,214	628	—	—	73,281
Corporate debt	74	170,074	6,022	—	—	176,170
Residential mortgage-backed securities (RMBS)	—	22,412	5,637	—	—	28,049
Commercial mortgage-backed securities (CMBS)	—	9,072	2,187	—	—	11,259
Collateralized Debt Obligations/Asset Backed Securities (CDO/ABS)	—	1,859	3,296	—	—	5,155

Total bonds available for sale	$940	$334,194	$18,574	$—	$—	$353,708

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

				Counterparty	Cash
	Level 1	Level 2	Level 3	Netting(a)	Collateral(b)	Total
	(In millions)

Bond trading securities:
U.S. government and government sponsored entities	$770	$7,545	$11	$—	$—	$8,326
Obligations of states, municipalities and political subdivisions	—	111	—	—	—	111
Non-U.S. governments	7	1,246	5	—	—	1,258
Corporate debt	—	6,713	214	—	—	6,927
RMBS	—	3,721	3	—	—	3,724
CMBS	—	1,825	37	—	—	1,862
CDO/ABS	—	4,160	4,991	—	—	9,151

Total bond trading securities	$777	$25,321	$5,261	$—	$—	$31,359

Securities lending invested collateral:(c)
Corporate debt	$—	$239	$134	$—	$—	$373
RMBS	—	292	22	—	—	314
CMBS	—	92	—	—	—	92
CDO/ABS	—	148	82	—	—	230

Total securities lending invested collateral	$—	$771	$238	$—	$—	$1,009

Equity securities available for sale:
Common stocks	$6,750	$455	$33	$—	$—	$7,238
Preferred stocks	—	774	48	—	—	822
Mutual funds	1,171	57	1	—	—	1,229

Total equity securities available for sale	$7,921	$1,286	$82	$—	$—	$9,289

Equity securities trading:
Common stocks	$1,083	$105	$1	$—	$—	$1,189
Mutual funds	11,310	699	16	—	—	12,025

Total equity securities trading	$12,393	$804	$17	$—	$—	$13,214

Mortgage and other loans receivable	—	99	—	—	—	99
Other invested assets(d)	2,222	5,099	8,418	—	—	15,739
Unrealized gain on swaps, options and forward transactions	100	44,994	2,193	(30,381)	(5,667)	11,239
Securities purchased under agreements to resell	—	4,481	—	—	—	4,481
Short-term investments	4,075	20,648	3	—	—	24,726
Separate account assets	50,550	2,002	916	—	—	53,468
Other assets	—	18	288	—	—	306

Total	$78,978	$439,717	$35,990	$(30,381)	$(5,667)	$518,637

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

				Counterparty	Cash
	Level 1	Level 2	Level 3	Netting(a)	Collateral(b)	Total
	(In millions)

Liabilities:
Policyholder contract deposits	$—	$—	$7,273	$—	$—	$7,273
Securities sold under agreements to repurchase	—	2,716	—	—	—	2,716
Securities and spot commodities sold but not yet purchased	321	921	—	—	—	1,242
Unrealized loss on swaps, options and forward transactions(e)	8	37,308	11,137	(30,381)	(13,196)	4,876
Trust deposits and deposits due to banks and other depositors	—	26	—	—	—	26
Federal Reserve Bank of New York Commercial Paper Funding Facility	—	6,233	—	—	—	6,233
Other long-term debt	—	15,486	667	—	—	16,153
Other liabilities	—	3,277	—	—	—	3,277

Total	$329	$65,967	$19,077	$(30,381)	$(13,196)	$41,796

At December 31, 2008
Assets:
Bonds available for sale	$414	$344,237	$18,391	$—	$—	$363,042
Bond trading securities	781	29,480	6,987	—	—	37,248
Securities lending invested collateral(c)	—	2,966	435	—	—	3,401
Common and preferred stock available for sale	7,282	1,415	111	—	—	8,808
Common and preferred stock trading	11,199	1,133	3	—	—	12,335
Mortgage and other loans receivable	—	131	—	—	—	131
Other invested assets(d)	1,853	6,175	11,168	—	—	19,196
Unrealized gain on swaps, options and forward transactions	223	90,998	3,865	(74,217)	(7,096)	13,773
Securities purchased under agreements to resell	—	3,960	—	—	—	3,960
Short-term investments	3,247	16,069	—	—	—	19,316
Separate account assets	47,902	2,410	830	—	—	51,142
Other assets	—	44	325	—	—	369

Total	$72,901	$499,018	$42,115	$(74,217)	$(7,096)	$532,721

Liabilities:
Policyholder contract deposits	$—	$—	$5,458	$—	$—	$5,458
Securities sold under agreements to repurchase	—	4,423	85	—	—	4,508
Securities and spot commodities sold but not yet purchased	1,124	1,569	—	—	—	2,693
Unrealized loss on swaps, options and forward transactions(e)	1	85,255	14,435	(74,217)	(19,236)	6,238
Trust deposits and deposits due to banks and other depositors	—	30	—	—	—	30
Federal Reserve Bank of New York Commercial Paper Funding Facility	—	6,802	—	—	—	6,802
Other long-term debt	—	15,448	1,147	—	—	16,595
Other liabilities	—	1,355	—	—	—	1,355

Total	$1,125	$114,882	$21,125	$(74,217)	$(19,236)	$43,679

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

(a)	Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FASB Interpretation (FIN) 39, “Offsetting of Amounts Related to Certain Contracts.”

(b)	Represents cash collateral posted and received. Securities collateral posted that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, amounted to $6.4 billion and $609 million, respectively, at June 30, 2009 and $4.2 billion and $1.6 billion, respectively, at December 31, 2008.

(c)	Amounts exclude short-term investments that are carried at cost, which approximates fair value of $99 million and $442 million at June 30, 2009 and December 31, 2008, respectively.

(d)	Approximately 12 percent and 15 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at June 30, 2009 and December 31, 2008, respectively. AIG’s ownership in these funds represented 37.7 percent, or $1.6 billion, of the Level 3 amount at June 30, 2009 and 27.6 percent, or $1.7 billion, of the Level 3 amount at December 31, 2008.

(e)	Included in Level 3 is the fair value derivative liability of $6.5 billion and $9.0 billion at June 30, 2009 and December 31, 2008, respectively, on the AIGFP super senior credit default swap portfolio.

At June 30, 2009, Level 3 assets were 4.3 percent of total assets, and Level 3 liabilities were 2.5 percent of total liabilities. At December 31, 2008, Level 3 assets were 4.9 percent of total assets, and Level 3 liabilities were 2.6 percent of total liabilities.

The following tables present changes during the three- and six-month periods ended June 30, 2009 and 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Income (Loss), during the three- and six-month periods ended June 30, 2009 and 2008 related to the Level 3 assets and liabilities that remained on the Consolidated Balance Sheet at June 30, 2009 and 2008:

							Changes in
		Net					Unrealized
		Realized and					Gains
		Unrealized	Accumulated	Purchases,			(Losses) on
	Balance	Gains (Losses)	Other	Sales,		Balance	Instruments
	Beginning	Included	Comprehensive	Issuances and	Transfer	End	Held at
	of Period(a)	in Income(b)	Loss	Settlements-Net	In (Out)	of Period	End of Period
	(In millions)

Three Months Ended June 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$—	$—	$(7)	$7	$2	$—
Obligations of states, municipalities and political subdivisions	630	2	(46)	206	10	802	—
Non-U.S. governments	562	(2)	37	32	(1)	628	—
Corporate debt	5,619	(20)	493	(281)	211	6,022	—
RMBS	5,834	29	(19)	(209)	2	5,637	—
CMBS	1,562	28	(23)	(60)	680	2,187	—
CDO/ABS	3,246	25	153	(143)	15	3,296	—

Total bonds available for sale	17,455	62	595	(462)	924	18,574	—

Bond trading securities:
U.S. government and government sponsored entities	11	—	—	—	—	11	—
Non-U.S. governments	—	—	—	—	5	5	—
Corporate debt	214	—	—	—	—	214	—
RMBS	2	1	—	—	—	3	1
CMBS	36	2	—	(1)	—	37	1
CDO/ABS	4,017	1,394	—	(420)	—	4,991	453

Total bond trading securities	4,280	1,397	—	(421)	5	5,261	455

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

							Changes in
		Net					Unrealized
		Realized and					Gains
		Unrealized	Accumulated	Purchases,			(Losses) on
	Balance	Gains (Losses)	Other	Sales,		Balance	Instruments
	Beginning	Included	Comprehensive	Issuances and	Transfer	End	Held at
	of Period(a)	in Income(b)	Loss	Settlements-Net	In (Out)	of Period	End of Period
	(In millions)

Securities lending invested collateral:
Corporate debt	307	—	14	(107)	(80)	134	—
RMBS	—	—	23	(1)	—	22	—
CDO/ABS	91	—	(9)	—	—	82	—

Total securities lending invested collateral	398	—	28	(108)	(80)	238	—

Equity securities available for sale:
Common stocks	45	(21)	11	—	(2)	33	—
Preferred stocks	54	(4)	(2)	(1)	1	48	—
Mutual funds	1	—	—	—	—	1	—

Total equity securities available for sale	100	(25)	9	(1)	(1)	82	—

Equity securities trading:
Common stocks	1	—	—	—	—	1	—
Mutual funds	5	—	—	—	11	16	—

Total equity securities trading	6	—	—	—	11	17	—

Other invested assets	9,688	(393)	(1,586)	576	133	8,418	(860)
Short-term investments	—	—	—	—	3	3	—
Other assets	311	(15)	—	(8)	—	288	(8)
Separate account assets	797	134	—	(15)	—	916	134

Total	$33,035	$1,160	$(954)	$(439)	$995	$33,797	$(279)

Liabilities:
Policyholder contract deposits	$(5,557)	$(1,656)	$(45)	$(155)	$140	$(7,273)	$1,335
Securities sold under agreements to repurchase	(47)	1	—	46	—	—	—
Unrealized loss on swaps, options and forward transactions, net	(11,856)	1,016	(4)	2,341	(441)	(8,944)	3,678
Other long-term debt	(531)	(189)	—	12	41	(667)	242

Total	$(17,991)	$(828)	$(49)	$2,244	$(260)	$(16,884)	$5,255

Six Months Ended June 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$—	$—	$—	$—	$2	$—
Obligations of states, municipalities and political subdivisions	861	(13)	(43)	(12)	9	802	—
Non-U.S. governments	601	(1)	17	23	(12)	628	—
Corporate debt	5,872	(45)	712	(593)	76	6,022	—
RMBS	6,108	(538)	472	(266)	(139)	5,637	—
CMBS	1,663	172	(198)	(212)	762	2,187	—
CDO/ABS	3,284	(412)	66	(299)	657	3,296	—

Total bonds available for sale	18,391	(837)	1,026	(1,359)	1,353	18,574	—

Bond trading securities:
U.S. government and government sponsored entities	17	(6)	—	—	—	11	4
Non-U.S. governments	—	—	—	—	5	5	—
Corporate debt	261	(31)	—	(65)	49	214	(3)
RMBS	8	(5)	—	—	—	3	(4)
CMBS	45	(6)	—	(2)	—	37	(6)
CDO/ABS	6,656	(1,114)	—	(551)	—	4,991	634

Total bond trading securities	6,987	(1,162)	—	(618)	54	5,261	625

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

							Changes in
		Net					Unrealized
		Realized and					Gains
		Unrealized	Accumulated	Purchases,			(Losses) on
	Balance	Gains (Losses)	Other	Sales,		Balance	Instruments
	Beginning	Included	Comprehensive	Issuances and	Transfer	End	Held at
	of Period(a)	in Income(b)	Loss	Settlements-Net	In (Out)	of Period	End of Period
	(In millions)

Securities lending invested collateral:
Corporate debt	231	—	6	67	(170)	134	—
RMBS	48	—	5	(31)	—	22	—
CDO/ABS	156	—	(25)	(10)	(39)	82	—

Total Securities lending invested collateral	435	—	(14)	26	(209)	238	—

Equity securities available for sale:
Common stocks	55	(21)	7	—	(8)	33	—
Preferred stocks	54	(6)	(4)	(1)	5	48	—
Mutual funds	2	—	(1)	—	—	1	—

Total equity securities available for sale	111	(27)	2	(1)	(3)	82	—

Equity securities trading:
Common stocks	1	—	—	—	—	1	—
Mutual funds	2	—	—	—	14	16	—

Total equity securities trading	3	—	—	—	14	17	—

Other invested assets	11,168	(1,327)	(2,339)	892	24	8,418	(1,164)
Short-term investments	—	—	—	—	3	3	—
Other assets	325	(9)	—	(28)	—	288	(8)
Separate account assets	830	113	—	(27)	—	916	114

Total	$38,250	$(3,249)	$(1,325)	$(1,115)	$1,236	$33,797	$(433)

Liabilities:
Policyholder contract deposits	$(5,458)	$(1,501)	$(183)	$(271)	$140	$(7,273)	$1,563
Securities sold under agreements to repurchase	(85)	4	—	81	—	—	—
Unrealized loss on swaps, options and forward transactions, net	(10,570)	(307)	4	2,622	(693)	(8,944)	3,185
Other long-term debt	(1,147)	253	—	134	93	(667)	(176)

Total	$(17,260)	$(1,551)	$(179)	$2,566	$(460)	$(16,884)	$4,572

Three Months Ended June 30, 2008
Assets:
Bonds available for sale	$17,492	$(682)	$(56)	$43	$2,055	$18,852	$—
Bond trading securities	3,535	(467)	2	728	77	3,875	(354)
Securities lending invested collateral	9,622	(1,346)	908	(590)	(105)	8,489	—
Common and preferred stock available for sale	384	(6)	5	(74)	176	485	—
Common and preferred stock trading	25	(1)	1	(13)	(7)	5	—
Mortgage and other loans receivable	—	—	—	—	4	4	—
Other invested assets	11,348	(153)	70	533	70	11,868	166
Other assets	337	(6)	—	3	—	334	(6)
Separate account assets	1,065	(3)	—	116	—	1,178	(4)

Total	$43,808	$(2,664)	$930	$746	$2,270	$45,090	$(198)

Liabilities:
Policyholder contract deposits	$(4,118)	$129	$13	$(203)	$—	$(4,179)	$62
Securities sold under agreements to repurchase	(220)	(3)	—	(39)	222	(40)	1
Unrealized loss on swaps, options and forward transactions, net	(20,860)	(5,679)	—	(240)	105	(26,674)	(5,496)
Other long-term debt	(2,838)	(25)	—	182	(8)	(2,689)	(12)
Other liabilities	(74)	32	(1)	17	1	(25)	52

Total	$(28,110)	$(5,546)	$12	$(283)	$320	$(33,607)	$(5,393)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

							Changes in
		Net					Unrealized
		Realized and					Gains
		Unrealized	Accumulated	Purchases,			(Losses) on
	Balance	Gains (Losses)	Other	Sales,		Balance	Instruments
	Beginning	Included	Comprehensive	Issuances and	Transfer	End	Held at
	of Period(a)	in Income(b)	Loss	Settlements-Net	In (Out)	of Period	End of Period
	(In millions)

Six Months Ended June 30, 2008
Assets:
Bonds available for sale	$19,071	$(1,447)	$(542)	$(142)	$1,912	$18,852	$—
Bond trading securities	4,563	(1,453)	2	717	46	3,875	(1,243)
Securities lending invested collateral	11,353	(3,138)	1,087	(818)	5	8,489	—
Common and preferred stock available for sale	359	(7)	6	(56)	183	485	—
Common and preferred stock trading	30	(1)	2	(19)	(7)	5	—
Mortgage and other loans receivable	—	—	—	—	4	4	—
Other invested assets	10,373	192	137	1,148	18	11,868	818
Other assets	141	—	—	193	—	334	—
Separate account assets	1,003	27	—	148	—	1,178	27

Total	$46,893	$(5,827)	$692	$1,171	$2,161	$45,090	$(398)

Liabilities:
Policyholder contract deposits	$(3,674)	$(57)	$(51)	$(397)	$—	$(4,179)	$(221)
Securities sold under agreements to repurchase	(208)	(20)	—	(34)	222	(40)	1
Unrealized loss on swaps, options and forward transactions, net	(11,718)	(14,562)	—	(429)	35	(26,674)	(14,693)
Other long-term debt	(3,578)	90	—	638	161	(2,689)	—
Other liabilities	(503)	(55)	—	532	1	(25)	28

Total	$(19,681)	$(14,604)	$(51)	$310	$419	$(33,607)	$(14,885)

(a)	Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

(b)	Net realized and unrealized gains and losses shown above are reported in the Consolidated Statement of Income (Loss) primarily as follows:

Major Category of Assets/Liabilities	Consolidated Statement of Income (Loss) Line Items

Bonds available for sale	• Net realized capital gains (losses)
Bond trading securities	• Net investment income
• Other income
Other invested assets	• Net realized capital gains (losses)
• Other income
Policyholder contract deposits	• Policyholder benefits and claims incurred
• Net realized capital gains (losses)
Unrealized loss on swaps, options and forward transactions, net	• Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio
• Net realized capital gains (losses)
• Other income

Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2009 and 2008 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

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

Fair Value Measurements on a Non-Recurring Basis

AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, life settlement contracts, flight equipment primarily under operating leases, collateral securing foreclosed loans and real estate and other fixed assets, goodwill, and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

•	Cost and Equity-Method Investments: When AIG determines that the carrying value of these assets may not be recoverable, AIG records the assets at fair value with the loss recognized in income. In such cases, AIG measures the fair value of these assets using the techniques discussed in Fair Value Measurements on a Recurring Basis — Fair Value Hierarchy, above, for fixed maturities and equity securities.

•	Life Settlement Contracts: AIG measures the fair value of individual life settlement contracts (which are included in other invested assets) whenever the carrying value plus the undiscounted future costs that are expected to be incurred to keep the life settlement contract in force exceed the expected proceeds from the contract. In those situations, the fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contract and AIG’s estimate of the risk margin an investor in the contracts would require.

•	Flight Equipment Primarily Under Operating Leases: When AIG determines the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in income. AIG measures the fair value of its commercial aircraft using an income approach based on the present value of all cash flows from existing and projected lease payments (based on historical experience and current expectations regarding market participants) including net contingent rentals for the period extending to the end of the aircraft’s economic life in its highest and best use configuration, plus its disposition value.

•	Collateral Securing Foreclosed Loans and Real Estate and Other Fixed Assets: When AIG takes collateral in connection with foreclosed loans, AIG generally bases its estimate of fair value on the price that would be received in a current transaction to sell the asset by itself, by reference to observable transactions for similar assets.

•	Goodwill: AIG tests goodwill annually for impairment or more frequently whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When AIG determines goodwill may be impaired, AIG uses techniques including market-based earning multiples of peer companies, discounted expected future cash flows, appraisals, or, in the case of reporting units being considered for sale, third-party indications of fair value of the reporting unit, if available, to determine the amount of any impairment.

•	Long-Lived Assets: AIG tests its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset may not be recoverable. AIG measures the fair value of long-lived assets based on an in-use premise that considers the same factors used to estimate the fair value of its real estate and other fixed assets under an in-use premise discussed above.

•	Finance Receivables Held for Sale:

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

•	Originated as held for sale — AIG determines the fair value of finance receivables originated as held for sale by reference to available market indicators such as current investor yield requirements, outstanding forward sale commitments, or negotiations with prospective purchasers, if any.

•	Originated as held for investment — AIG determines the fair value of finance receivables originated as held for investment based on negotiations with prospective purchasers, if any, or by using projected cash flows discounted at the weighted average interest rates offered in the marketplace for similar finance receivables. Cash flows are projected based on contractual payment terms, adjusted for delinquencies and estimates of prepayments and credit-related losses.

Assets measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges, were as follows:

					Impairment Charges
					Three Months		Six Months
	Assets at Fair Value				Ended		Ended
	Non-Recurring Basis				June 30,		June 30,
	Level 1	Level 2	Level 3	Total	2009	2008	2009	2008
	(In millions)

At June 30, 2009
Goodwill	$—	$—	$—	$—	$—	$—	$—	$45
Real estate owned	—	—	3,278	3,278	341	22	499	22
Finance receivables	—	—	754	754	79	15	79	15
Other investments	—	—	716	716	77	—	369	—
Aircraft	—	—	24	24	16	—	16	—
Other assets	—	108	187	295	39	13	111	13

Total	$—	$108	$4,959	$5,067	$552	$50	$1,074	$95

At December 31, 2008
Real estate owned	$—	$—	$1,379	$1,379
Other investments	15	—	3,122	3,137
Other assets	—	29	1,160	1,189

Total	$15	$29	$5,661	$5,705

During 2009, AIG recognized impairment charges primarily attributable to certain investment real estate and other long-lived assets, which were included in Other income.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The following table presents the gains or losses recorded during the three- and six-month periods ended June 30, 2009 and 2008 related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss)		Gain (Loss)
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In millions)

Mortgage and other loans receivable	$18	$11	$(29)	$79
Trading securities	1,402	(718)	(269)	(1,151)
Trading — ML II and ML III	885	—	(1,316)	—
Securities purchased under agreements to resell	7	307	(9)	575
Other invested assets	(2)	2	(24)	12
Short-term investments	2	43	—	67

Policyholder contract deposits(a)	(543)	3	(591)	118
Securities sold under agreements to repurchase	(100)	(120)	21	(416)
Securities and spot commodities sold but not yet purchased	(48)	(34)	(82)	(13)
Trust deposits and deposits due to banks and other depositors	(54)	4	(43)	(11)
Debt	468	582	3,055	(391)
Other liabilities	(251)	(286)	(113)	(319)

Total gain (loss)(b)	$1,784	$(206)	$600	$(1,450)

(a)	AIG elected to apply the fair value option to certain single premium variable life products in Japan and an investment-linked life insurance product sold principally in Asia, both classified within policyholder contract deposits in the Consolidated Balance Sheet. AIG elected the fair value option for these liabilities to more closely align its accounting with the economics of its transactions. For the investment-linked product sold principally in Asia, the election more effectively aligns changes in the fair value of assets with a commensurate change in the fair value of policyholders’ liabilities. For the single premium life products in Japan, the fair value option election allows AIG to economically hedge the inherent market risks associated with this business in an efficient and effective manner through the use of derivative instruments. The hedging program, which was completely implemented in the third quarter of 2008, results in an accounting presentation for this business that more closely reflects the underlying economics and the way the business is managed, with the change in the fair value of derivatives and underlying assets largely offsetting the change in fair value of the policy liabilities. AIG did not elect the fair value option for other liabilities classified in policyholder contract deposits because other contracts do not share the same contract features that created the disparity between the accounting presentation and the economic performance.

(b)	Not included in the table above were gains of $2.5 billion and losses of $6.3 billion for the three-month periods ended June 30, 2009 and 2008, respectively, and gains of $3.2 billion and losses of $14.5 billion for the six-month periods ended June 30, 2009 and 2008, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option under FAS 159 was not elected. Included in these amounts were unrealized market valuation gains of $636 million and losses of $5.6 billion for the three-month periods ended June 30, 2009 and 2008, respectively, and gains of $184 million and losses of $14.7 billion for the six-month periods ended June 30, 2009 and 2008, respectively, related to AIGFP’s super senior credit default swap portfolio.

Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the Consolidated Statement of Income (Loss) depending on the nature of the instrument and related market conventions. For AIGFP related activity, interest, dividend income, and interest

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

expense are included in other income. Otherwise, interest and dividend income are included in net investment income in the Consolidated Statement of Income (Loss). See Note 1(a) to the Consolidated Financial Statements in the 2008 Financial Statements for additional information about AIG’s policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

During the three- and six-month periods ended June 30, 2009, AIG recognized a loss of $576 million and a gain of $624 million, respectively, and during the three- and six-month periods ended June 30, 2008, AIG recognized a loss of $169 million and a gain of $1.3 billion, respectively, attributable to the observable effect of changes in credit spreads on AIG’s own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG’s observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected:

	At June 30, 2009			At December 31, 2008
		Outstanding			Outstanding
	Fair	Principal		Fair	Principal
	Value	Amount	Difference	Value	Amount	Difference
	(In millions)

Assets:
Mortgage and other loans receivable	$99	$248	$(149)	$131	$244	$(113)
Liabilities:
Long-term debt	$14,623	$13,584	$1,039	$21,285	$16,827	$4,458

At June 30, 2009 and December 31, 2008, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

Fair Value Information about Financial Instruments Not Measured at Fair Value

Commencing in the second quarter of 2009, FAS 107, as amended by FSP FAS 107-1, requires quarterly disclosure of fair value information about financial instruments for which it is practicable to estimate such fair value. FAS 107 excludes certain financial instruments, including those related to insurance contracts and lease contracts.

Information regarding the estimation of fair value for financial instruments not carried at fair value is discussed below:

•	Mortgage and other loans receivable: Fair values of loans on real estate and collateral loans were estimated for disclosure purposes using discounted cash flow calculations based upon discount rates that AIG believes market participants would use in determining the price they would pay for such assets. For certain loans, AIG’s current incremental lending rates for similar type loans is used as the discount rate, as it is believed that this rate approximates the rates market participants would use. The fair values of policy loans were not estimated as AIG believes it would have to expend excessive costs for the benefits derived.

•	Finance receivables: Fair values of net finance receivables, less allowance for finance receivable losses, were estimated for disclosure purposes using projected cash flows, computed by category of finance receivable, discounted at the weighted average interest rates offered in the marketplace for similar finance receivables. Cash flows were projected based on contractual payment terms adjusted for delinquencies and estimates of prepayments and credit-related losses. The fair value estimates do not reflect the underlying customer relationships or the related distribution systems.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

•	Securities lending payable: The contract values of securities lending payable approximate fair value as these obligations are short-term in nature.

•	Cash, short-term investments, trade receivables, trade payables, securities purchased (sold) under agreements to resell (repurchase), and commercial paper and other short-term debt: The carrying values of these assets and liabilities approximate fair values because of the relatively short period of time between origination and expected realization.

•	Policyholder contract deposits associated with investment-type contracts: Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value were estimated for disclosure purposes using discounted cash flow calculations based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. Where no similar contracts are being offered, the discount rate is the appropriate tenor swap rates (if available) or current risk-free interest rates consistent with the currency in which the cash flows are denominated.

•	Trust deposits and deposits due to banks and other depositors: The fair values of certificates of deposit which mature in more than one year are estimated for disclosure purposes using discounted cash flow calculations based upon interest rates currently offered for deposits with similar maturities. For demand deposits and certificates of deposit which mature in less than one year, carrying values approximate fair value.

•	Long-term debt: Fair values of these obligations were determined for disclosure purposes by reference to quoted market prices, where available and appropriate, or discounted cash flow calculations based upon AIG’s current market-observable implicit-credit-spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The following table presents the carrying value and estimated fair value of AIG’s financial instruments as required by FAS 107:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

Assets:
Fixed maturities	$386,175	$386,175	$404,134	$404,134
Equity securities	22,503	22,503	21,143	21,143
Mortgage and other loans receivable	32,380	30,300	34,687	35,056
Finance receivables, net of allowance	25,342	22,217	30,949	28,731
Other invested assets*	42,048	42,681	50,381	52,094
Securities purchased under agreements to resell	4,481	4,481	3,960	3,960
Short-term investments	59,336	59,336	46,666	46,666
Cash	5,802	5,802	8,642	8,642
Trade receivables	817	817	1,901	1,901
Unrealized gain on swaps, options and forward transactions	11,239	11,239	13,773	13,773
Liabilities:
Policyholder contract deposits associated with investment-type contracts	172,688	174,238	179,478	176,783
Securities sold under agreements to repurchase	3,191	3,191	5,262	5,262
Trade payables	780	780	977	977
Securities and spot commodities sold but not yet purchased	1,242	1,242	2,693	2,693
Unrealized loss on swaps, options and forward transactions	4,876	4,876	6,238	6,238
Trust deposits and deposits due to banks and other depositors	2,687	2,687	4,498	4,469
Commercial paper and other short-term debt	197	197	613	613
Federal Reserve Bank of New York Commercial Paper Funding Facility	11,152	11,152	15,105	15,105
Federal Reserve Bank of New York credit facility	44,816	41,097	40,431	40,708
Other long-term debt	123,528	92,316	137,054	101,467
Securities lending payable	1,533	1,533	2,879	2,879

*	Excludes aircraft asset investments held by non-Financial Services subsidiaries.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

5.	Investments

The amortized cost or cost and fair value of AIG’s available for sale securities were as follows:

						Other-Than-
	Amortized	Gross	Gross			Temporary
	Cost or	Unrealized	Unrealized		Fair	Impairments
	Cost	Gains	Losses		Value	in AOCI(a)
	(In millions)

June 30, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$4,074	$154	$(199)		$4,029	$—
Obligations of states, municipalities and political subdivisions	54,808	1,412	(968)		55,252	—
Non-U.S. governments	69,735	4,766	(889)		73,612	(6)
Corporate debt	183,042	5,409	(11,721	)(b)	176,730	99
Mortgage-backed, asset-backed and collateralized:
RMBS	34,872	940	(7,054)		28,758	(2,801)
CMBS	19,002	66	(8,048)		11,020	(827)
CDO/ABS	8,182	141	(3,007)		5,316	(339)

Total bonds available for sale(c)	373,715	12,888	(31,886)		354,717	(3,874)
Equity securities available for sale:
Common stocks	5,067	2,268	(98)		7,237	—
Preferred stocks	853	50	(81)		822	—
Mutual funds	1,110	148	(28)		1,230	—

Total equity securities available for sale	7,030	2,466	(207)		9,289	—

Total	$380,745	$15,354	$(32,093)		$364,006	$(3,874)

December 31, 2008
Bonds available for sale:
U.S. government and government sponsored entities	$4,433	$331	$(59)		$4,705
Obligations of states, municipalities and political subdivisions	62,718	1,150	(2,611)		61,257
Non-U.S. governments	62,176	6,560	(1,199)		67,537
Corporate debt	194,481	4,661	(13,523	)(b)	185,619
Mortgage-backed, asset-backed and collateralized:
RMBS	32,092	645	(2,985)		29,752
CMBS	14,205	126	(3,105)		11,226
CDO/ABS	6,741	233	(843)		6,131
AIGFP(d)	217	—	—		217

Total bonds available for sale(c)	377,063	13,706	(24,325)		366,444
Equity securities available for sale:
Common stocks	5,545	1,035	(512)		6,068
Preferred stocks	1,349	33	(138)		1,244
Mutual funds	1,487	78	(69)		1,496

Total equity securities available for sale	8,381	1,146	(719)		8,808

Total	$385,444	$14,852	$(25,044)		$375,252

(a)	Represents the amount of other-than-temporary impairment losses in Accumulated other comprehensive loss (AOCI), which, starting April 1, 2009, were not included in earnings under FSP FAS 115-2. Amount includes

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)	Financial institutions represent approximately 53 percent and 57 percent of the total gross unrealized losses at June 30, 2009 and December 31, 2008, respectively.

(c)	At June 30, 2009 and December 31, 2008, bonds available for sale held by AIG that were below investment grade or not rated totaled $23.4 billion and $19.4 billion, respectively. At June 30, 2009 and December 31, 2008, fixed maturity securities reported on the Consolidated Balance Sheet include $99 million and $442 million, respectively, of short-term investments included in Securities lending invested collateral.

(d)	The amounts represent securities for which AIGFP has not elected the fair value option. At June 30, 2009, a total of $151 million in securities for AIGFP were included in the respective asset class categories. Historical amounts were not revised.

Unrealized losses

The following table summarizes the fair value and gross unrealized losses on AIG’s available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions)

June 30, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$997	$193	$40	$6	$1,037	$199
Obligations of states, municipalities and political subdivisions	9,218	243	10,248	725	19,466	968
Non-U.S. governments	13,223	598	2,657	291	15,880	889
Corporate debt	44,771	4,755	43,836	6,966	88,607	11,721
RMBS	7,284	5,350	6,158	1,704	13,442	7,054
CMBS	4,481	5,643	5,559	2,405	10,040	8,048
CDO/ABS	3,256	2,670	1,229	337	4,485	3,007

Total bonds available for sale	83,230	19,452	69,727	12,434	152,957	31,886
Equity securities available for sale:
Common stocks	1,111	98	—	—	1,111	98
Preferred stocks	359	81	—	—	359	81
Mutual funds	282	28	—	—	282	28

Total equity securities available for sale	1,752	207	—	—	1,752	207

Total	$84,982	$19,659	$69,727	$12,434	$154,709	$32,093

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In millions)

December 31, 2008
Bonds available for sale:
U.S. government and government sponsored entities	$629	$35	$616	$24	$1,245	$59
Obligations of states, municipalities and political subdivisions	5,416	2,310	2,111	301	7,527	2,611
Non-U.S. governments	26,914	309	4,812	890	31,726	1,199
Corporate debt	79,942	7,979	29,570	5,544	109,512	13,523
RMBS	7,928	1,790	4,745	1,195	12,673	2,985
CMBS	3,947	1,362	3,537	1,743	7,484	3,105
CDO/ABS	3,389	546	927	297	4,316	843

Total bonds available for sale	128,165	14,331	46,318	9,994	174,483	24,325
Equity securities available for sale:
Common stocks	1,951	512	—	—	1,951	512
Preferred stocks	747	138	—	—	747	138
Mutual funds	332	69	—	—	332	69

Total equity securities available for sale	3,030	719	—	—	3,030	719

Total	$131,195	$15,050	$46,318	$9,994	$177,513	$25,044

At June 30, 2009, AIG held 19,432 and 81,558 of individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 8,326 individual securities were in a continuous unrealized loss position for longer than 12 months.

AIG did not recognize in earnings the unrealized losses on these fixed maturity securities at June 30, 2009, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities (that is, they are not credit impaired). In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed extended fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data.

At June 30, 2009 unrealized losses related to fixed maturity securities increased $7.6 billion ($4.9 billion after tax) reflecting the reversal of prior other-than-temporary impairments in connection with the adoption of FSP FAS 115-2, partially offset by an increase in fair value due to the narrowing of credit spreads and declines in risk-free interest rates.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The amortized cost and fair value of fixed maturity securities available for sale by contractual maturity were as follows:

	Total Fixed Maturity		Fixed Maturity
	Available for Sale Securities		Securities in a Loss Position
June 30, 2009	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In millions)

Due in one year or less	$13,374	$13,311	$3,532	$3,224
Due after one year through five years	79,536	79,601	29,054	26,373
Due after five years through ten years	97,089	96,508	46,230	41,791
Due after ten years	121,660	120,203	59,962	53,609
Mortgage-backed, asset-backed and collateralized	62,056	45,094	46,065	27,960

Total	$373,715	$354,717	$184,843	$152,957

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Net Investment Income

The components of net investment income were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In millions)

Fixed maturities, including short-term investments	$5,769	$5,445	$8,781	$10,918
Equity securities	123	149	207	219
Interest on mortgage and other loans	381	397	784	775
Partnerships	(93)	66	(779)	172
Mutual funds	285	121	185	(24)
Trading account gains (losses)	4	(133)	(34)	(221)
Other investments	344	341	493	540

Total investment income before policyholder investment income and trading gains (losses)	6,813	6,386	9,637	12,379
Policyholder investment income and trading gains (losses)	2,135	617	1,828	(168)

Total investment income	8,948	7,003	11,465	12,211
Investment expenses	163	275	397	529

Net investment income	$8,785	$6,728	$11,068	$11,682

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Net Realized Capital Gains (Losses)

The components of net realized capital gains (losses) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Sales of fixed maturity securities	$873	$(29)	$793	$(10)
Sales of equity securities	170	240	136	320
Sales of real estate and other assets	(870)	172	(910)	325
Other-than-temporary impairments:
Total other-than-temporary impairments on available for sale securities	(1,190)	(6,720)	(5,051)	(12,260)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive income (loss)	369	—	369	—

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(821)	(6,720)	(4,682)	(12,260)
Other-than-temporary impairments on all other investments	(162)	(57)	(288)	(110)
Foreign exchange transactions	(1,302)	(74)	(1,017)	(738)
Derivative instruments	813	387	1,567	303

Total	$(1,299)	$(6,081)	$(4,401)	$(12,170)

The gross realized gains and gross realized losses from sales of AIG’s available for sale securities were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Realized	Realized	Realized	Realized	Realized	Realized	Realized	Realized
	Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
	(In millions)

Fixed maturities	$1,059	$186	$391	$420	$1,466	$673	$638	$648
Equity securities	195	25	342	102	306	170	637	317

Total	$1,254	$211	$733	$522	$1,772	$843	$1,275	$965

For the three- and six-month periods ended June 30, 2009, the aggregate fair value of available for sale securities sold was 2.9 billion, (approximately 92 percent of cost or amortized cost) and $7.7 billion, (approximately 91 percent of cost or amortized cost), respectively. The average periods of time that securities sold at a loss during the six-month period ended June 30, 2009 were trading continuously at a price below cost or amortized cost was approximately 6 months.

Evaluating Investments for Other-Than-Temporary Impairments

AIG adopted the requirements of FSP FAS 115-2 on a prospective basis, as required, on April 1, 2009. These requirements have significantly altered AIG’s policies and procedures for determining impairment charges recognized through earnings. FSP FAS 115-2 requires a company to recognize the credit component (a credit impairment) of an other-than-temporary impairment of a fixed maturity security in income and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. FSP FAS 115-2 also changes the threshold for determining when an other-than-temporary impairment has occurred on a fixed

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

maturity security with respect to intent and ability to hold the security until recovery and requires additional disclosures. A credit impairment, which is recognized in earnings when it occurs, is the difference between the amortized cost of the fixed maturity security and the estimated present value of cash flows expected to be collected (recovery value), as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized as a separate component of Accumulated other comprehensive income (loss). AIG refers to both credit impairments and impairments recognized as a result of intent to sell as “impairment charges.” The impairment model for equity securities was not affected by FSP FAS 115-2.

Impairment Policy — Effective April 1, 2009 and Thereafter

Fixed Maturity Securities

If AIG intends to sell a fixed maturity security or it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to earnings.

For all other fixed maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to earnings. Additional fair value decline below recovery value, if any, is charged to unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken (a component of accumulated other comprehensive income (loss)), because this is considered a non-credit impairment.

When assessing AIG’s intent to sell a fixed maturity security, or if it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition AIG’s investment portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.

AIG considers severe price declines and the duration of such price declines in its assessment of potential credit impairments. AIG also modifies its modeled outputs for certain securities when it determines that price declines are indicative of factors not comprehended by the cash flow models.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into income the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

A rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG is as follows:

Three Months
Ended
June 30, 2009
(In millions)

Balance, March 31, 2009	$—
Increases due to:
Credit losses remaining in accumulated deficit related to the adoption of FSP FAS 115-2	7,182
Credit impairments on new securities subject to impairment losses	157
Additional credit impairments on previously impaired securities	268
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(134)
Foreign exchange effect	23

Balance, June 30, 2009	$7,496

In assessing whether a credit impairment has occurred for a structured fixed maturity security, AIG performs evaluations of expected future cash flows, as required by FSP FAS 115-2. Certain critical assumptions are made with respect to the performance of the securities.

When estimating future cash flows for a structured fixed maturity security (e.g. RMBS, CMBS, CDO, ABS) management considers historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and priority of payment structure of the security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:

•	Current delinquency rates;

•	Expected default rates and timing of such defaults;

•	Loss severity and timing of any such recovery;

•	Expected prepayment speeds; and

•	Ratings of securities underlying structured products.

For corporate, municipal and sovereign fixed maturity securities determined to be credit impaired, management considers the fair value as the recovery value when available information does not indicate that another value is more relevant or reliable. When management identifies information that supports a recovery value other than the fair value, the determination of a recovery value considers scenarios specific to the issuer and the security, and may be based upon estimates of outcomes of corporate restructurings, political and macro economic factors, stability and financial strength of the issuer, the value of any secondary sources of repayment and the disposition of assets.

Equity Securities

The impairment model for equity securities was not affected by the adoption of FSP FAS 115-2 in the second quarter of 2009. AIG continues to evaluate its available for sale equity securities, equity method and cost method investments for impairment by considering such securities candidates for other-than-temporary impairment if they meet any of the following criteria:

•	The security has traded at a significant (25 percent or more) discount to cost for an extended period of time (nine consecutive months or longer);

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

•	A discrete credit event has occurred resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	AIG has concluded that it may not realize a full recovery on its investment, regardless of the occurrence of one of the foregoing events.

The determination that an equity security is other-than-temporarily impaired requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. For securities other than those subject to FSP FAS 115-2, the above criteria also consider circumstances of a rapid and severe market valuation declines in which AIG could not reasonably assert that the impairment period would be temporary (severity losses).

Fixed Maturity Securities Impairment Policy — Prior to April 1, 2009

In all periods prior to the adoption of FSP FAS 115-2, AIG assessed its ability to hold any fixed maturity available for sale security in an unrealized loss position to its recovery at each balance sheet date. The decision to sell any such fixed maturity security classified as available for sale reflected the judgment of AIG’s management that the security sold was unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflected management’s judgment that the risk-adjusted ultimate recovery was less than the value achievable on sale.

In those periods, AIG evaluated its fixed maturity securities for other-than-temporary impairments with respect to valuation as well as credit.

After a fixed maturity security had been identified as other-than-temporarily impaired, the amount of such impairment was determined as the difference between fair value and amortized cost and the entire amount was recorded as a charge to earnings.

As a result of AIG’s periodic evaluation of its equity and fixed maturity securities for other-than-temporary impairments in value, AIG recorded impairment charges of $983 million and $6.8 billion in the three-month periods ended June 30, 2009 and 2008, respectively, and $5.0 billion and $12.4 billion in the six-month periods ended June 30, 2009 and 2008, respectively.

6.	Variable Interest Entities

FIN 46(R) provides guidance for determining when to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity that is at risk to allow the entity to finance its activities without additional subordinated financial support. FIN 46(R) recognizes that consolidation based on majority voting interest should not apply to these variable interest entities (VIEs). A VIE is consolidated by its primary beneficiary, which is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

AIG’s total off-balance sheet exposure associated with VIEs was $2.5 billion and $3.3 billion at June 30, 2009 and December 31, 2008, respectively.

The following table presents AIG’s total assets, total liabilities and off-balance sheet exposure associated with its significant variable interests in consolidated VIEs:

					Off-Balance
	VIE Assets*		VIE Liabilities		Sheet Exposure
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008	2009	2008
	(In billions)

Real estate and investment funds	$5.0	$5.6	$3.0	$3.1	$0.9	$0.9
Commercial paper conduit	8.3	8.8	7.6	8.5	—	—
CLOs/CDOs	0.1	0.3	—	—	—	—
Affordable housing partnerships	2.6	2.7	—	—	—	—
Other	0.6	0.2	0.5	—	—	—

Total	$16.6	$17.6	$11.1	$11.6	$0.9	$0.9

*	Each of the VIE’s assets can be used only to settle specific obligations of that VIE.

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a significant variable interest or is a sponsor that holds a variable interest in a VIE, and AIG’s maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
		On-Balance Sheet		Off-Balance Sheet
	Total	Purchased		Commitments
	VIE	and Retained		and
	Assets	Interests	Other	Guarantees	Derivatives	Total
	(In billions)

June 30, 2009
Real estate and investment funds	$21.7	$2.6	$0.6	$1.4	$—	$4.6
CLOs/CDOs	75.7	5.1	—	—	0.2	5.3
Affordable housing partnerships	1.1	—	1.1	—	—	1.1
Maiden Lane Interests	37.8	3.6	—	—	—	3.6
Other*	7.6	0.9	0.5	—	—	1.4

Total	$143.9	$12.2	$2.2	$1.4	$0.2	$16.0

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

		Maximum Exposure to Loss
		On-Balance Sheet		Off-Balance Sheet
	Total	Purchased		Commitments
	VIE	and Retained		and
	Assets	Interests	Other	Guarantees	Derivatives	Total
	(In billions)

December 31, 2008
Real estate and investment funds	$23.5	$2.5	$0.5	$1.6	$—	$4.6
CLOs/CDOs	95.9	6.4	—	—	0.5	6.9
Affordable housing partnerships	1.0	—	1.0	—	—	1.0
Maiden Lane Interests	46.4	4.9	—	—	—	4.9
Other*	8.7	2.1	0.5	0.3	—	2.9

Total	$175.5	$15.9	$2.0	$1.9	$0.5	$20.3

*	Includes $1.2 billion and $1.4 billion of assets held in an unconsolidated structured investment vehicle (SIV) sponsored by AIGFP at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, AIGFP’s invested assets included $0.5 billion and $0.6 billion, respectively, of securities purchased under agreements to resell, commercial paper and medium-term and capital notes issued by this entity.

Balance Sheet Classification

AIG’s interest in the assets and liabilities of consolidated and unconsolidated VIEs were classified on the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
	(In billions)

Assets:
Mortgage and other loans receivable	$—	$—	$0.5	$0.5
Available for sale securities*	0.1	0.3	0.5	0.8
Trading securities*	8.6	8.8	9.3	11.1
Other invested assets	3.5	4.3	3.1	3.5
Other asset accounts	4.4	4.2	1.3	2.0

Total	$16.6	$17.6	$14.7	$17.9

Liabilities:
FRBNY commercial paper funding facility	$6.2	$6.8	$—	$—
Other long-term debt	4.9	4.8	0.3	—

Total	$11.1	$11.6	$0.3	$—

*	During the second quarter of 2009, AIGFP’s interests in certain VIEs for which it has elected the fair value option, previously reported in the table above as Available for sale securities, were reclassified to Trading securities to conform with the Consolidated Balance Sheet presentation. Prior period amounts were revised to conform to the current period presentation.

AIG enters into various arrangements with VIEs in the normal course of business. AIG’s insurance companies are involved with VIEs primarily as passive investors in debt securities (rated and unrated) and equity interests issued by VIEs. Through its Financial Services and Asset Management operations, AIG has participated in arrangements with VIEs that included designing and structuring entities, warehousing and managing the collateral

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

of the entities, and entering into insurance, credit and derivative transactions with the VIEs. AIG has also established trusts for the sole purpose of issuing mandatorily redeemable preferred stock totaling $1.3 billion to investors. AIG has determined that the trusts are variable interest entities, but has not consolidated the VIEs as AIG is not the primary beneficiary and does not hold a variable interest in the VIEs.

See Notes 9 and 13 to the Consolidated Financial Statements in the 2008 Financial Statements for additional information on VIEs and liabilities connected to trust preferred stock, respectively.

7.	Derivatives and Hedge Accounting

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

The following table presents the notional amounts and fair values of AIG’s derivative instruments:

	Derivative Assets		Derivative Liabilities
	Notional	Fair	Notional	Fair
At June 30, 2009	Amount(a)	Value(b)	Amount(a)	Value(b)
	(In millions)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$10,612	$1,832	$3,956	$387

Total derivatives designated as hedging instruments	10,612	1,832	3,956	387

Derivatives not designated as hedging instruments:
Interest rate contracts(c)	474,399	38,884	461,437	35,007
Foreign exchange contracts(c)	17,579	896	20,103	1,628
Equity contracts	9,435	2,217	11,226	2,014
Commodity contracts	17,313	2,142	16,264	1,011
Credit contracts	3,847	733	241,302	7,972
Other contracts	39,942	723	21,453	1,568

Total derivatives not designated as hedging instruments	562,515	45,595	771,785	49,200

Total derivatives	$573,127	$47,427	$775,741	$49,587

(a)	Notional amount represents a standard of measurement of the volume of swaps business of AIG. Notional amount is not a quantification of market risk or credit risk and is not recorded on the consolidated balance sheet. Notional amounts generally represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps and certain credit contracts.

(b)	Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral in accordance with FIN 39.

(c)	During the second quarter of 2009, certain cross-currency interest rate swaps previously reported in Foreign exchange contracts were reclassified to Interest rate contracts.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The fair values of derivative assets and liabilities on the Consolidated Balance Sheet were as follows:

	Derivative	Derivative
At June 30, 2009	Assets(a)	Liabilities(b)
	(In millions)

AIGFP derivatives	$44,716	$47,122
Non-AIGFP derivatives	2,711	2,465

Total derivatives, gross	47,427	49,587

Counterparty netting(c)	(30,381)	(30,381)
Cash collateral(d)	(5,667)	(13,196)

Total derivatives, net	$11,379	$6,010

(a)	Included in non-AIGFP derivatives are $141 million of bifurcated embedded derivatives of which $138 million and $3 million, respectively, are recorded in Policyholder contract deposits and Bonds available for sale, at fair value.

(b)	Included in non-AIGFP derivatives are $1.1 billion of bifurcated embedded derivatives of which $1.1 billion, $1 million and $1 million are recorded in Policyholder contract deposits, Common and preferred stocks available for sale, at fair value, and Bonds available for sale, at fair value, respectively.

(c)	Represents netting of derivative exposures covered by a qualifying master netting agreement in accordance with FIN 39.

(d)	Represents cash collateral posted and received.

Hedge Accounting

AIG designated certain derivatives entered into by AIGFP with third parties as either fair value or cash flow hedges of certain debt issued by AIG Parent (including the Matched Investment Program (MIP)), International Lease Finance Corporation (ILFC) and AGF. The fair value hedges included (i) interest rate swaps that were designated as hedges of the change in the fair value of fixed rate debt attributable to changes in the benchmark interest rate and (ii) foreign currency swaps designated as hedges of the change in fair value of foreign currency denominated debt attributable to changes in foreign exchange rates and/or the benchmark interest rate. With respect to the cash flow hedges, (i) interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate, and (ii) foreign currency swaps were designated as hedges of changes in cash flows on foreign currency denominated debt attributable to changes in the benchmark interest rate and foreign exchange rates.

Beginning in the first quarter of 2009, AIG began using debt instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG’s non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments in the foreign currency translation adjustment within Accumulated other comprehensive loss. Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign currency translation adjustment and the ineffective portion, if any, is recorded in earnings. If (1) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (2) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. In the three- and six-month periods ended June 30, 2009, AIG recognized losses of $106 million and $97 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The following table presents the effect of AIG’s derivative instruments in fair value hedging relationships on the Consolidated Statement of Income (Loss):

Gain (Loss) Recognized
	Gain (Loss)		Gain (Loss)		in Earnings for
	Recognized		Recognized		Ineffective Portion and
	in Earnings on		in Earnings on		Amount Excluded from
	Derivative		Hedged Item		Effectiveness Testing
	Three	Six Months	Three	Six Months	Three	Six Months
	Months Ended	Ended	Months Ended	Ended	Months Ended	Ended
	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009	June 30, 2009

Interest rate contracts(a)(b)(c)	$66	$(470)	$(93)	$568	$(38)	$87

(a)	Gains and losses recognized in earnings on derivatives and hedged items are recorded in Interest expense. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital losses and Other income, respectively.

(b)	Includes $(28) million and $92 million, respectively, for the three- and six-month periods ended June 30, 2009 related to the ineffective portion and $(10) million and $(5) million, respectively, for the three- and six-month periods ended June 30, 2009 for amounts excluded from effectiveness testing.

(c)	During the second quarter of 2009, certain cross-currency interest rate swaps previously reported in Foreign exchange contracts were reclassified to Interest rate contracts.

The following table presents the effect of AIG’s derivative instruments in cash flow hedging relationships on the Consolidated Statement of Income (Loss):

	Gains (Losses)		Gains (Losses)		Gains (Losses)
	Recognized in OCI		Reclassified		Recognized in Earnings
	on Derivatives		from Accumulated		on Derivatives for
	and Hedged Items		OCI into Earnings(a)		Ineffective Portion
	Three	Six	Three	Six	Three	Six
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2009	2009	2009	2009	2009
(In millions)

Interest rate contracts(b)(c)	$19	$72	$(28)	$(1)	$—	$(1)

(a)	The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive loss until earnings are affected by the variability of cash flows in the hedged item. At June 30, 2009, $88 million of the deferred net loss in Accumulated other comprehensive loss is expected to be recognized in earnings during the next 12 months.

(b)	Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(c)	During the second quarter of 2009, certain cross-currency interest rate swaps previously reported in Foreign exchange contracts were reclassified to Interest rate contracts.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG’s derivative instruments not designated as hedging instruments on the Consolidated Statement of Income (Loss):

	Gains (Losses) Recognized in Earnings(a)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009
	(In millions)

Interest rate contracts(b)	$(87)	$1,339
Foreign exchange contracts(b)	(1,189)	(1,136)
Equity contracts	67	206
Commodity contracts	(73)	72
Credit contracts	530	267
Other contracts	559	571

Total	$(193)	$1,319

(a)	Represents gains of $638 million and $1,295 million, respectively, for the three- and six-month periods ended June 30, 2009 recorded in Net realized capital gains, and losses of $831 million and gains of $24 million, respectively, for the three- and six-month periods ended June 30, 2009, recorded in Other income.

(b)	During the second quarter of 2009, certain cross-currency interest rate swaps previously reported in Foreign exchange contracts were reclassified to Interest rate contracts.

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

AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into internal offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $579 million of securities to economically hedge its credit risk.

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

AIGFP Super Senior Credit Default Swaps

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

Typically, the credit risk associated with a designated portfolio of loans or debt securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging generally from a BBB-rated layer to one or more AAA-rated layers. A significant majority of AIGFP transactions that were rated by rating agencies had risk layers or tranches rated AAA at origination and are immediately junior to the threshold level above which AIGFP’s payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or debt securities in these transactions is often called the “super senior” risk layer, defined as a layer of credit risk senior to one or more risk layers rated AAA by the credit rating agencies, or if the transaction is not rated, structured to the equivalent thereto.

The net notional amount, fair value of derivative liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class were as follows:

					Unrealized Market Valuation
			Fair Value		Gain (Loss)
			of Derivative		Three Months		Six Months
	Net Notional Amount		Liability at		Ended		Ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
	2009(a)(b)	2008(a)	2009(b)(c)	2008(c)	2009(d)	2008(d)	2009(d)	2008(d)
	(In millions)

Regulatory Capital:
Corporate loans	$83,301	$125,628	$—	$—	$—	$—	$—	$—
Prime residential mortgages	92,130	107,246	—	—	—	—	—	—
Other(e)	2,042	1,575	47	379	23	(125)	9	(125)

Total	177,473	234,449	47	379	23	(125)	9	(125)

Arbitrage:
Multi-sector CDOs(f)(g)	9,151	12,556	5,271	5,906	(284)	(5,569)	(1,093)	(13,606)
Corporate debt/CLOs(h)	40,941	50,495	1,104	2,554	792	126	1,150	(770)

Total	50,092	63,051	6,375	8,460	508	(5,443)	57	(14,376)

Mezzanine tranches(i)	3,501	4,701	77	195	105	3	118	(171)

Total	$231,066	$302,201	$6,499	$9,034	$636	$(5,565)	$184	$(14,672)

(a)	Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)	During the second quarter of 2009, AIGFP terminated certain CDS transactions with its counterparties with a net notional amount of $11.4 billion, comprised of $1.5 billion in Regulatory Capital — Other, $2.8 billion in Multi-sector CDOs and $7.1 billion in Corporate debt/CLOs. These transactions were terminated at

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

approximately their fair value at the time of the termination. As a result, a $2.4 billion loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized.

(c)	Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral in accordance with FIN 39.

(d)	Includes credit valuation adjustment loss of $17 million and gain of $44 million in the three-month periods ended June 30, 2009 and 2008, respectively, and credit valuation adjustment gains of $89 million and $109 million in the six-month periods ended June 30, 2009 and 2008, respectively, representing the effect of changes in AIG’s credit spreads on the valuation of the derivatives liabilities.

(e)	During the first six months of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other, given the higher likelihood that it will not be terminated when the regulatory capital benefit expires for the counterparty.

(f)	Includes $6.5 billion and $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2009 and December 31, 2008, respectively.

(g)	During the fourth quarter of 2008, AIGFP terminated the majority of the CDS transactions written on multi-sector CDOs in connection with the ML III transaction.

(h)	Includes $1.5 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs as of both June 30, 2009 and December 31, 2008.

(i)	Net of offsetting purchased CDS of $1.7 billion and $2.0 billion in net notional amount at June 30, 2009 and December 31, 2008, respectively.

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

The expected weighted average maturity of AIGFP’s super senior credit derivative portfolios as of June 30, 2009 was 0.8 years for the regulatory capital corporate loan portfolio, 0.7 years for the regulatory capital prime residential mortgage portfolio, 6.3 years for the regulatory capital other portfolio, 5.6 years for the multi-sector CDO arbitrage portfolio and 3.2 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

A total of $177.5 billion in net notional amount of AIGFP’s super senior credit default swap portfolio as of June 30, 2009 represented derivatives written for financial institutions, principally in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as the implementation of the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision, or Basel II. During the six-month period ended June 30, 2009, $47.3 billion in net notional amount was terminated or matured. Through July 31, 2009, AIGFP has also received a formal termination notice for an additional $2.8 billion in net notional amount with an effective termination date in 2009.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

All of the regulatory capital transactions directly or indirectly reference tranched pools of large numbers of whole loans that were originated by the financial institution (or its affiliates) receiving the credit protection, rather than structured securities containing loans originated by other third parties. In the vast majority of transactions, the loans are intended to be retained by the originating financial institution and in all cases the originating financial institution is the purchaser of the CDS, either directly or through an intermediary.

The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the European residential mortgage and corporate loan referenced portfolios at June 30, 2009 was 13.57 percent and 18.63 percent, respectively. The highest level of realized losses to date in any single residential mortgage and corporate loan pool was 2.19 percent and 0.52 percent, respectively. The corporate loan transactions are each comprised of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally mature within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP’s super senior CDS exposure.

Given the current performance of the underlying portfolios, the level of subordination and AIGFP’s own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. Further, AIGFP expects that counterparties will terminate these transactions prior to their maturity.

Arbitrage Portfolio

A total of $50.1 billion and $63.1 billion in net notional amount on AIGFP’s super senior credit default swaps as of June 30, 2009 and December 31, 2008, respectively, are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

The outstanding multi-sector CDO CDS portfolio at June 30, 2009 was written on CDO transactions that generally held a concentration of RMBS, CMBS and inner CDO securities. At June 30, 2009, approximately $4.2 billion net notional amount (fair value liability of $2.8 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP’s portfolio also included both high grade and mezzanine CDOs.

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

Included in the multi-sector CDO portfolio are 2a-7 Puts. Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer’s remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par so long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred. At both June 30, 2009 and December 31, 2008, 2a-7 Puts with a net notional amount of $1.7 billion were outstanding.

Included in these amounts are $242 million in net notional amount subject to 2a-7 Puts that may be exercised in 2009. ML III has agreed for the remainder of 2009 to not sell any multi-sector CDOs in 2009 that are subject to a 2a-7 Put and to either not exercise its put option on such multi-sector CDOs or to simultaneously exercise its par put option with a par purchase of the multi-sector CDO securities. In exchange, AIG Financial Products Corp. agreed to

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

pay to ML III the consideration that it received for providing the put protection. AIG Financial Products Corp. and ML III are working to find a long-term solution for the 2a-7 Put obligations.

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

Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG’s rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $23.9 billion at June 30, 2009 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

Due to long-term maturities of the CDS in the arbitrage portfolio, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

Collateral

Most of AIGFP’s super senior credit default swaps are subject to collateral posting provisions, which typically are governed by International Swaps and Derivatives Association, Inc. (ISDA) Master Agreements (Master Agreements) and related Credit Support Annexes (CSA). These provisions differ among counterparties and asset classes. AIGFP has received collateral calls from counterparties in respect of certain super senior credit default swaps, of which a large majority relate to multi-sector CDOs. To a lesser extent, AIGFP has also received collateral calls in respect of certain super senior credit default swaps entered into by counterparties for regulatory capital relief purposes and in respect of corporate arbitrage.

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

At June 30, 2009 and December 31, 2008, the amount of collateral postings with respect to AIGFP’s super senior credit default swap portfolio (prior to offsets for other transactions) was $6.3 billion and $8.8 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index, and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long short strategy allowing AIGFP to earn the net spread between CDS they wrote and ones they purchased. At June 30, 2009, the net notional amount of these written CDS contracts was $4.4 billion, with an average credit rating of BBB. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $1.4 billion in net notional amount with identical reference obligations. The net unhedged position of approximately $3.0 billion represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 4.8 years. At June 30, 2009, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $1.1 billion.

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

AIGFP wrote these written CDS contracts under Master Agreements. The majority of these Master Agreements include Credit Support Annexes, which provide for collateral postings at various ratings and threshold levels. At June 30, 2009, AIGFP had posted $1.0 billion of collateral under these contracts.

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

Matched Investment Program Written Credit Default Swaps

The MIP has entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. The portfolio of CDS contracts were single-name exposures and, at inception, were predominantly high grade corporate credits.

The MIP invested in written CDS contracts through an affiliate which then transacts directly with unaffiliated third parties under ISDA agreements. As of June 30, 2009, the notional amount of written CDS contracts was $4.1 billion with an average credit rating of BBB+. The average maturity of the written CDS contracts is 2.9 years as of June 30, 2009. As of June 30, 2009, the fair value of the derivative liability (which represents the carrying value) of the MIP’s written CDS was $(127.8) million.

The majority of the ISDA agreements include credit support annex provisions, which provide for collateral postings at various ratings and threshold levels. At June 30, 2009, $55.3 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, due to the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

Upon a triggering event (e.g., a default) with respect to the underlying credit, the MIP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit (physical settlement).

Credit Risk-Related Contingent Features

AIG holds certain credit risk-related contingent features with various counterparties in relation to its derivative transactions that are in a net liability position at June 30, 2009. These features are predominantly limited to additional collateral posting requirements contingent upon downgrade of AIG’s credit rating. In addition, AIG attempts to reduce credit risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis.

The aggregate fair value of AIG’s derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that are in a net liability position at June 30, 2009 was approximately $16.7 billion. The

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

aggregate fair value of assets posted as collateral at June 30, 2009, was $17.1 billion. See Note 4 to the Consolidated Financial Statements herein.

It is estimated that as of the close of business on June 30, 2009, based on AIG’s outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG’s long-term senior debt ratings to Baa1 by Moody’s Investors Service (Moody’s) and BBB+ by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $2.9 billion of corresponding collateral postings and termination payments, a two-notch downgrade to Baa2 by Moody’s and BBB by S&P would result in approximately $2.2 billion in additional collateral postings and termination payments, and a three-notch downgrade to Baa3 by Moody’s and BBB- by S&P would result in approximately $1.3 billion in additional collateral and termination payments. The actual termination payments could significantly differ from management’s estimates given the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

See Note 10 to the Consolidated Financial Statements in the 2008 Financial Statements for additional information on derivatives.

8.	Total Equity and Earnings (Loss) Per Share

Stock activity was as follows:

	Preferred Stock				Common	Treasury
Six Months Ended June 30, 2009	Series E	Series F	Series C	Series D	Stock	Stock

Shares issued, beginning of period	—	—	—	4,000,000	147,401,900	12,918,446
Issuances	—	300,000	100,000	—	—	(110,804)
Shares exchanged	400,000	—	—	(4,000,000)	—	—
Fractional shares, paid in cash	—	—	—	—	(24,880)	—

Shares issued, end of period	400,000	300,000	100,000	—	147,377,020	12,807,642

Preferred Stock

Exchange of AIG Series D Preferred Stock for AIG Series E Preferred Stock

On April 17, 2009, AIG entered into a Securities Exchange Agreement (the Series E Exchange Agreement) with the Department of the Treasury pursuant to which, among other things, the Department of the Treasury exchanged 4,000,000 shares of AIG’s Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series D Preferred Stock), for 400,000 shares of AIG’s Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock), with an aggregate liquidation preference of $41,604,576,000, which represents the issuance-date aggregate liquidation preference of the AIG Series D Preferred Stock surrendered plus accumulated but unpaid dividends thereon of $1,604,576,000. The terms of the AIG Series E Preferred Stock are substantially the same as those of the AIG Series D Preferred Stock, except that the dividends are not cumulative and the AIG Series E Preferred Stock is subject to a replacement capital covenant. Concurrently with the exchange of the shares of AIG Series D Preferred Stock for shares of the AIG Series E Preferred Stock, AIG entered into a replacement capital covenant in favor of the holders of a series of AIG debt, pursuant to which AIG agreed that prior to the third anniversary of the issuance of the AIG Series E Preferred Stock, AIG will not redeem or purchase, and no subsidiary of AIG will purchase, all or any part of the AIG Series E Preferred Stock except with the proceeds obtained from the issuance by AIG or any subsidiary of AIG of certain capital securities.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The Series E Exchange Agreement also permits the Department of the Treasury, under certain circumstances, to exchange the warrant (AIG Series D Warrant) received in connection with the issuance of AIG Series D Preferred Stock for 2,689,938.3 shares of the AIG Series C Preferred Stock.

Issuance of AIG Series F Preferred Stock and Entry into $29.835 Billion Department of the Treasury Commitment

On April 17, 2009, AIG entered into a Securities Purchase Agreement (the Series F Purchase Agreement) with the Department of the Treasury pursuant to which, among other things, AIG issued to the Department of the Treasury (i) 300,000 shares of AIG’s Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series F Preferred Stock), and (ii) the warrant (AIG Series F Warrant) to purchase 150 shares of AIG common stock, par value $2.50 per share (AIG Common Stock).

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

The terms of the AIG Series F Preferred Stock are substantially the same as the AIG Series E Preferred Stock, except that the AIG Series F Preferred Stock is not subject to a replacement capital covenant. The liquidation preference of the AIG Series F Preferred Stock was initially $0 per share and will be increased pro rata by the amount of each drawdown of the Department of the Treasury Commitment. On May 13, 2009, AIG drew down on the Department of the Treasury Commitment in the amount of approximately $1.15 billion. As a result, the liquidation preference of the AIG Series F Preferred Stock increased to $3,833.33 per share.

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

Series C Perpetual, Convertible, Participating Preferred Stock

On March 4, 2009, AIG issued 100,000 shares of AIG Series C Preferred Stock to the Trust.

The Trust currently holds the AIG Series C Preferred Stock for the sole benefit of the United States Treasury. The holders of the AIG Series C Preferred Stock have preferential liquidation rights over the holders of AIG Common Stock and, to the extent permitted by law, vote with the AIG Common Stock on all matters submitted to AIG’s shareholders. The AIG Series C Preferred Stock is entitled to (i) a percentage of the voting power of AIG’s shareholders entitled to vote on any particular matter and (ii) a percentage of the aggregate dividend rights of the outstanding shares of AIG Common Stock and the AIG Series C Preferred Stock, in each case, on an as converted

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

basis, which percentage, when aggregated with the percentage representing the 2,690,088.3 shares of AIG Common Stock underlying the warrants issued to the Department of the Treasury, any other securities convertible into or exchangeable for AIG Common Stock beneficially owned by the Department of the Treasury and any AIG Common Stock directly owned by the Department of the Treasury, represents approximately 79.9 percent of each of such voting power and total dividends payable. A total of 2,690,088.3 shares of AIG Common Stock underlie the AIG Series D Warrant and the AIG Series F Warrant.

Common Stock

On June 30, 2009 AIG’s shareholders approved a one-for-twenty reverse common stock split, which became effective on that date. All references to common shares and per-share data for all periods presented in this report have been adjusted to give effect to this reverse split. As no change was made to the par value of the common shares, a total of $7.0 billion was reclassified from common stock to additional paid-in capital.

Earnings (Loss) Per Share (EPS)

Basic and diluted earnings (loss) per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted earnings per share is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits. Basic earnings (loss) per share is not affected by outstanding stock purchase contracts. Diluted earnings per share is determined considering the potential dilution from outstanding stock purchase contracts using the treasury stock method and will not be affected by outstanding stock purchase contracts until the applicable market value per share exceeds $912.

In connection with the issuance of the Series C Preferred Stock, AIG began applying the two-class method for calculating EPS. The two-class method is an earnings allocation method for computing EPS when a company’s capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines EPS based on dividends declared on common stock and participating securities (i.e., distributed earnings) as well as participation rights of participating securities in any undistributed earnings.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

The computation of basic and diluted EPS was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in millions, except per share data)

Numerator for EPS:
Net income (loss) attributable to AIG	$1,822	$(5,357)	$(2,531)	$(13,162)
Cumulative dividends on AIG Series D Preferred Stock	(192)	—	(1,204)	—
Deemed dividend to Series D Preferred Stock exchanged for Series E Preferred Stock	(91)	—	(91)	—
Undistributed earnings allocated to Series C Preferred Stock	(1,228)	—	—	—

Net income (loss) attributable to AIG common shareholders	$311	$(5,357)	$(3,826)	$(13,162)

Denominator for EPS:
Weighted average shares outstanding used in the computation of EPS attributable to AIG:
Common stock issued	147,395,680	142,484,137	147,398,346	140,376,524
Common stock in treasury	(12,834,767)	(12,915,573)	(12,855,213)	(12,324,457)
Deferred shares	720,827	680,172	724,602	680,172

Weighted average shares outstanding — basic	135,281,740	130,248,736	135,267,735	128,732,239
Incremental shares arising from awards outstanding under share-based employee compensation plans	54,700	—	—	—

Weighted average shares outstanding — diluted*	135,336,440	130,248,736	135,267,735	128,732,239

EPS attributable to AIG:
Basic	$2.30	$(41.13)	$(28.29)	$(102.24)
Diluted	$2.30	$(41.13)	$(28.29)	$(102.24)

*	Calculated using the treasury stock method. Certain shares arising from share-based employee compensation plans and the AIG Series D Warrant were not included in the computation of diluted EPS because the effect would have been anti-dilutive. The number of shares excluded were 12 million and 10 million for the three-month periods ended June 30, 2009 and 2008, respectively, and 12 million and 6 million for the six-month periods ended June 30, 2009 and 2008, respectively.

9.	Ownership and Transactions With Related Parties

(a) Ownership:  According to the Schedule 13D filed on June 5, 2009 by Maurice R. Greenberg, Edward E. Matthews, Starr International Company, Inc. (Starr International), C.V. Starr & Co. (CV Starr), Inc., Universal Foundation, Inc. (Universal Foundation), The Maurice R. and Corinne P. Greenberg Family Foundation, Inc., Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and C.V. Starr & Co., Inc. Trust. Mr. Greenberg, Mr. Matthews, Starr International, CV Starr and Universal Foundation could be deemed to beneficially own 14,146,455 shares of AIG’s common stock at that date. Based on the shares of AIG’s common stock outstanding at July 31, 2009, this ownership would represent approximately 10.5 percent of the common stock of AIG. Although these reporting persons may have made filings under Section 16 of the Securities Exchange Act of 1934 (the

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Exchange Act), reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to June 5, 2009.

(b) Reinsurance:  Following its deconsolidation, Transatlantic is considered a related party due to AIG’s ownership of 13.9 percent of Transatlantic’s common stock outstanding. At June 30, 2009 AIG’s credit exposure to Transatlantic in the form of uncollateralized reinsurance assets totaled approximately $1.5 billion. At June 30, 2009, Transatlantic represented AIG’s largest third-party reinsurer. Transatlantic’s core operating subsidiaries have financial strength ratings of A+ by S&P and A by A.M. Best; the issuer credit rating is “a” by A.M. Best.

(c) For discussion of the AIG Series C Preferred Stock and the ownership by the Trust, see Note 8 herein.

10.	Commitments, Contingencies and Guarantees

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

Various federal, state and foreign regulatory and governmental agencies are reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with AIG’s liquidity problems and industry-wide and other inquiries including matters relating to compensation paid to AIGFP employees and payments made to AIGFP counterparties. These reviews include ongoing investigations by the U.S. Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) with respect to the valuation of AIGFP’s multi-sector CDO super senior credit default swap portfolio under fair value accounting rules and disclosures relating thereto, and by the U.K. Serious Fraud Office with respect to the U.K. operations of AIGFP. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

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

Litigation Relating to AIG’s Subprime Exposure and AIGFP’s Employee Retention Plan

Securities Actions — Southern District of New York.  Between May 21, 2008 and January 15, 2009, eight purported securities class action complaints were filed against AIG and certain of its current and former officers and directors, AIG’s outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York), alleging claims under the Exchange Act or claims under the Securities Act of 1933 (the Securities Act). On March 20, 2009, the Court consolidated all eight of the purported securities class actions as In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation) and appointed the State of Michigan Retirement Systems as lead plaintiff.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

On May 19, 2009, lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to three shelf registration statements filed on June 12, 2003, June 12, 2007, and May 12, 2008. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG’s quarterly and year-end filings, during conference calls and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG’s stock. The alleged false and misleading statements relate to, among other things, unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio as a result of severe credit market disruption and AIG’s securities lending program. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009, defendants filed motions to dismiss the consolidated complaint.

On February 27, 2009, AIG’s former Chairman and Chief Executive Officer, Maurice R. Greenberg, filed a securities action in the Southern District of New York against AIG and certain of its current and former officers and directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act and a state common law fraud claim with respect to his alleged election in December 2007 to receive certain AIG shares from a deferred compensation program, and based generally on the same allegations as in the securities class actions described above. On May 19, 2009, plaintiff Greenberg filed an amended complaint. The amended complaint in the Greenberg litigation asserts the same claims and is based generally on the same factual allegations as the original complaint. On August 5, 2009, defendants filed motions to dismiss the amended complaint.

ERISA Actions — Southern District of New York.  Between June 25, 2008, and November 25, 2008, AIG, certain of its executive officers and directors, and members of AIG’s Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. On March 19, 2009, the Court consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II, and appointed interim lead plaintiffs’ counsel. On June 26, 2009, lead plaintiffs’ counsel filed a consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of the AIG Incentive Savings Plan, American General Agents’ and Managers’ Plan, and the CommoLoCo Plan (the Plans) during the period June 15, 2007 through the present and whose participant accounts included shares of AIG’s common stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to Plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the Plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants’ purported failure to monitor and/or disclose unrealized market valuation losses on AIGFP’s super senior credit default swap portfolio as a result of severe credit market disruption.

Derivative Action — Southern District of New York.  On November 20, 2007, two purported shareholder derivative actions were filed in the Southern District of New York naming as defendants the then current directors of AIG and certain senior officers of AIG and its subsidiaries. The actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the Consolidated 2007 Derivative Litigation).

On August 6, 2008, a purported shareholder derivative action was filed in the Southern District of New York asserting claims on behalf of AIG based generally on the same allegations as in the consolidated amended complaint in the Consolidated 2007 Derivative Litigation.

On February 11, 2009, the Court approved a stipulation consolidating the derivative litigation filed on August 6, 2008 with the Consolidated 2007 Derivative Litigation, and appointing the Louisiana Municipal Police Employees’ Retirement System as lead plaintiff. On June 3, 2009, lead plaintiffs filed a consolidated amended complaint asserting claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution and violations of Sections 10(b) and 20(a) of the Exchange Act. The factual allegations are generally the same as those alleged in the Consolidated 2008 Securities Litigation. On August 5, 2009, defendants filed motions to dismiss the consolidated complaint.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Derivative and Class Action — Central District of California.  On March 26, 2009, a purported derivative and class action complaint was filed in the United States District Court for the Central District of California purporting to assert claims on behalf of nominal defendant AIG and its shareholders against certain current and former officers and directors of AIG. The claims relate to losses suffered by AIG and its shareholders as a result of AIG’s alleged exposure to risks related to the subprime mortgage market in its credit default swap portfolio, and to AIGFP employee retention arrangements. Plaintiffs also allege that defendants misrepresented and omitted material facts during the alleged class period, December 8, 2000 to the present, relating to AIG’s consolidated financial condition regarding the true size and scope and the nature of AIG’s exposure to risk. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violations of Section 14(e) of the Exchange Act of 1934. On May 15, 2009, defendants moved to stay, dismiss or transfer the action. On June 5, 2009, the Court granted the motion and ordered the action transferred to the Southern District of New York for consolidation with the consolidated federal actions.

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

Derivative Actions — Delaware Court of Chancery.  On September 17, 2008, a purported shareholder derivative complaint was filed in the Court of Chancery of Delaware naming as defendants certain former and present directors and senior officers of AIG and its subsidiaries. Plaintiff asserts claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets, and mismanagement in connection with AIG’s public disclosures regarding its exposure to the subprime lending market. On December 19, 2008, a motion to stay or dismiss the action was filed on behalf of defendants. On July 17, 2009, the Court granted defendants’ motion to stay the action.

On January 15, 2009, a purported shareholder derivative complaint was filed in the Court of Chancery of Delaware naming as defendants certain former and present directors of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP, and asserting claims on behalf of nominal defendant AIGFP. As sole shareholder of AIGFP, AIG was also named as a nominal defendant. Plaintiff asserts claims against Joseph Cassano for breach of fiduciary duty and unjust enrichment. The complaint alleges that Cassano was responsible for losses suffered by AIGFP related to its exposure to subprime-backed credit default swaps and collateralized debt obligations and that he concealed these losses for his own benefit. On July 17, 2009, plaintiff filed an amended complaint that asserts the same claims and is based generally on the same factual allegations as the original complaint.

Derivative Action — Superior Court for the State of California, Los Angeles County.  On April 1, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, asserting claims on behalf of nominal defendant AIG against certain officers and directors of AIG. The complaint asserts claims for waste of corporate assets, breach of fiduciary duty, abuse of control, and unjust enrichment and constructive trust in connection with defendants’ approval of bonuses and retention payments. On May 29, 2009, Defendants moved to stay or dismiss the case in favor of the Consolidated 2007 Derivative Litigation and to quash service of summons due to lack of personal jurisdiction over certain individual defendants.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Action by the Starr Foundation — Supreme Court of New York.  On May 7, 2008, the Starr Foundation filed a complaint in New York State Supreme Court against AIG, AIG’s former Chief Executive Officer, Martin Sullivan, and AIG’s then Chief Financial Officer, Steven Bensinger, asserting a claim for common law fraud. The complaint alleges that the defendants made materially misleading statements and omissions concerning alleged multi-billion dollar losses in AIG’s portfolio of credit default swaps. The complaint asserts that if the Starr Foundation had known the truth about the alleged losses, it would have sold its remaining shares of AIG Common Stock and alleges that the Starr Foundation has suffered damages of at least $300 million. On May 30, 2008, a motion to dismiss the complaint was filed on behalf of defendants. After a hearing, the complaint was dismissed. On December 23, 2008, plaintiff filed a notice of appeal and a decision on the appeal is pending.

Canadian Securities Class Action — Ontario Superior Court of Justice.  On November 13, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported securities fraud class action against AIG, AIGFP, certain of AIG’s current and former officers and directors, and the former Chief Executive Officer of AIGFP. If the Court grants the application, a class plaintiff will be permitted to file a statement of claim against AIG. The proposed statement of claim would assert a class period of November 10, 2006 through September 16, 2008, and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act. On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. Plaintiffs are opposing that motion.

Panama Action — Tribunal del Circuito Civil, Panama City, Panama.  On February 26, 2009, Starr International Company, Inc. (SICO) sought permission to file a complaint in Panamanian court against AIG. In the complaint, SICO alleges that AIG intentionally concealed from its shareholders, including SICO, its unstable financial situation and risk of losses, which ultimately resulted in losses to the value of SICO’s shares of AIG Common Stock. AIG has not yet appeared in the action.

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

As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling approximately $339 million, including interest thereon, are included in other assets at June 30, 2009. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers’ compensation.

In addition to the escrowed funds, $800 million was deposited into a fund under the supervision of the SEC as part of the settlements to be available to resolve claims asserted against AIG by investors, including the securities class action shareholder lawsuits described below. On April 14, 2008, the court overseeing the Fair Fund approved a plan for distribution of monies in the fund, and on May 18, 2009 ordered that the Distribution Agent was authorized to commence distribution of Fair Fund monies to approved eligible claimants.

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

NAIC Examination of Workers’ Compensation Premium Reporting.  During 2006, the Settlement Review Working Group of the National Association of Insurance Commissioners (NAIC), under the direction of the states of Indiana, Minnesota and Rhode Island, began an investigation into AIG’s reporting of workers’ compensation premiums. In late 2007, the Settlement Review Working Group recommended that a multi-state targeted market conduct examination focusing on workers’ compensation insurance be commenced under the direction of the NAIC’s Market Analysis Working Group. AIG was informed of the multi-state targeted market conduct examination in January 2008. The lead states in the multi-state examination are Delaware, Florida, Indiana, Massachusetts, Minnesota, New York, Pennsylvania, and Rhode Island. All other states (and the District of Columbia) have agreed to participate in the multi-state examination. To date, the examination has focused on legacy issues related to AIG’s writing and reporting of workers’ compensation insurance prior to 1996. AIG has also been advised that the examination will focus on current compliance with legal requirements applicable to such business. AIG has been advised by the lead states that to date no determinations have been made with respect to these issues, and AIG cannot predict either the outcome of the investigation or provide any assurance regarding regulatory action that may result from the investigation.

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

Derivative Actions — Delaware Chancery Court.  From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation (the Delaware 2004/2005 Derivative Litigation). The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, as in the New York 2004/2005 Derivative Litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in this action are similar to those alleged in the New York 2004/2005 Derivative Litigation, except that the claims are only under state law. In early 2007, the court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the Special Committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the Special Committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG’s complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. On February 12, 2008, the court granted AIG’s motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Maurice Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs’ portions of the complaint. On February 11, 2009, the court denied the motions to dismiss filed by Maurice Greenberg, Edward Matthews, and Thomas Tizzio; granted the motion to dismiss filed by PwC without prejudice; and granted the motion to dismiss filed by certain former employees of AIG without prejudice for lack of personal jurisdiction. The motions to dismiss filed by the

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

remaining parties are pending. On March 6, 2009, the Court granted an Order of Dismissal, Notice and Order of Voluntary Dismissal and Stipulation and Order of Dismissal to dismiss those individual defendants who were similarly situated to the individuals dismissed by the Court for lack of personal jurisdiction. On March 12, 2009, Defendant Greenberg filed his verified answer to AIG’s complaint; cross-claims against Marsh, Ace, General Re, and Thomas Tizzio; and a third-party complaint against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. Defendant Smith has also filed his answer to AIG’s complaint, which was amended on July 9, 2009 to add cross-claims against Thomas Tizzio and third-party claims against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. On June 17, 2009, the Court issued an opinion granting the motions to dismiss filed by General Re, Marsh, ACE, and Susan Rivera. On July 13, 2009 and July 17, 2009, the Court entered final judgments in favor of PwC, General Re, Marsh, ACE, and Rivera.

AIG was also named as a defendant in a derivative action in the Delaware Chancery Court brought by shareholders of Marsh. On July 10, 2008, shareholder plaintiffs filed a second consolidated amended complaint, which contains claims against AIG for aiding and abetting a breach of fiduciary duty and contribution and indemnification in connection with alleged bid-rigging and steering practices in the commercial insurance market that are the subject of the Policyholder Antitrust and Racketeering Influenced and Corrupt Organizations Act (RICO) Actions described below. On November 10, 2008, AIG and certain defendants filed motions to dismiss the shareholder plaintiffs’ portions of the complaint. On June 17, 2009, the Court dismissed the claims against AIG, Maurice R. Greenberg, and Zachary Carter with prejudice and denied the motions to dismiss filed by the remaining defendants. Final judgment was entered on June 19, 2009.

Derivative Action — Supreme Court of New York.  On February 11, 2009, shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation filed a derivative complaint in the Supreme Court of New York against the individual defendants who moved to dismiss the complaint in the Delaware 2004/2005 Derivative Litigation on personal jurisdiction grounds. The defendants include current and former officers and employees of AIG, Marsh, and General Re; AIG is named as a nominal defendant. The complaint in this action contains similar allegations to those made in the Delaware 2004/2005 Derivative Litigation described above. Discovery in this action is stayed pending the resolution of the claims against AIG in the securities actions described above under Securities Actions — Southern District of New York. Defendants filed motions to dismiss the complaint on May 1, and the shareholder plaintiffs have reached an agreement staying discovery as well as any motions to dismiss with the General Re and Marsh defendants pending final adjudication of any claims against those parties in the Delaware 2004/2005 Derivative Litigation.

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

A number of complaints making allegations similar to those in the Multi-district Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-district Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed pending a decision by the court on whether they will proceed during the appeal of the dismissal of the Multi-district Litigation. On August 20, 2008, the District Court, however, granted plaintiff’s motion to lift the stay in one tag-along matter and suggested that the case be remanded to the transferor court, and on November 26, 2008, the Judicial Panel on Multi-district Litigation issued an order remanding the case to the transferor court. On March 12, 2009, the transferor court held oral argument on the insurer defendants’ motion to dismiss and granted that motion from the bench. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the Multi-district Litigation proceeding. These efforts have generally been successful, although discovery has recently commenced in one case pending in New Jersey state court. Plaintiffs in another case pending in Texas state court moved to reopen discovery, and a hearing on that motion was held on April 9, 2008. The court subsequently issued an order deferring a ruling on the motion until a hearing was held on defendants’ special exceptions, which was held on April 3, 2009. At the April 3, 2009 hearing, the Court sustained defendants’ special exceptions and granted plaintiff leave to replead. The Court also continued the discovery stay. On July 13, 2009, Plaintiff filed an amended petition. AIG has settled several of the various federal and state actions alleging claims similar to those in the Multi-district Litigation, including a state court action pending in Florida in which discovery had been allowed to proceed.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Actions Relating to Workers’ Compensation Premium Reporting — Northern District of Illinois.  On May 24, 2007, the National Workers’ Compensation Reinsurance Pool (the NWCRP), on behalf of its participant members, filed a lawsuit in the United States District Court for the Northern District of Illinois against AIG with respect to the underpayment by AIG of its residual market assessments for workers’ compensation insurance. The complaint alleges claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG’s alleged underpayment of these assessments between 1970 and the present and seeks damages purportedly in excess of $1 billion. On August 6, 2007, the court denied AIG’s motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the court denied AIG’s motion to dismiss the complaint. On March 17, 2008, AIG filed an amended answer, counterclaims and third-party claims against the National Council on Compensation Insurance (in its capacity as attorney-in-fact for the NWCRP), the NWCRP, its board members, and certain of the other insurance companies that are members of the NWCRP alleging violations of RICO, as well as claims for conspiracy, fraud, and other state law claims. The counterclaim-defendants and third-party defendants filed motions to dismiss on June 9, 2008. On January 26, 2009, AIG filed a motion to dismiss all claims in the complaint for lack of subject-matter jurisdiction. On February 23, 2009, the Court issued a decision and order sustaining AIG’s counterclaims and sustaining, in part, AIG’s third-party claims. The Court also dismissed certain of AIG’s third-party claims without prejudice. On April 13, 2009, third-party defendant Liberty Mutual filed third-party counterclaims against AIG, certain of its subsidiaries, and former AIG executives. The third-party counterclaims are substantially similar to those filed by the NWCRP, but also seek damages related to non-NWCRP states, guaranty funds, and special assessments, in addition to asserting claims for other violations of state law. On April 16, 2009, the Court ordered that all third-party defendants must assert any third-party counterclaims by April 30, 2009. The Court has otherwise stayed the entire case pending a ruling on AIG’s motion to dismiss for lack of subject matter jurisdiction.

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

Action Relating to Workers’ Compensation Premium Reporting — District of South Carolina.  A purported class action was filed in the United States District Court for the District of South Carolina on January 25, 2008 against AIG and certain of its subsidiaries, on behalf of a class of employers that obtained workers’ compensation insurance from AIG companies and allegedly paid inflated premiums as a result of AIG’s alleged underreporting of workers’ compensation premiums. An amended complaint was filed on March 24, 2008, and AIG filed a motion to dismiss the amended complaint on April 21, 2008. On July 8, 2008, the court granted AIG’s motion to dismiss all claims without prejudice and granted plaintiff leave to refile subject to certain conditions. Plaintiffs filed their second amended complaint on July 22, 2008. AIG moved to dismiss the second amended complaint on August 22, 2008. On March 27, 2009, the court granted AIG’s motion to dismiss all claims related to pre-2001 policies and all claims against two AIG subsidiaries but denied the motion to dismiss as to claims against AIG and the remaining subsidiaries. The court also granted AIG’s motion to strike certain allegations from the complaint, including allegations relating to AIG’s alleged underreporting of workers’ compensation premiums. Limited discovery related to AIG’s filed-rate doctrine defense was conducted and certain legal issues related to that defense have been certified to the South Carolina Supreme Court for determination. However, this action no longer involves allegations of underreporting of workers’ compensation premiums and no longer relates to the regulatory settlements and litigation concerning those issues.

Litigation Relating to SICO.  In July 2005 SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork, and asking the court to order

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

AIG immediately to release the property to SICO. AIG filed an answer denying SICO’s allegations and setting forth defenses to SICO’s claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment relating to SICO’s breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. On June 23, 2008, the Court denied in part and granted in part SICO’s motion for summary judgment, and on July 31, 2008 the parties submitted a joint pre-trial order. Trial of AIG’s claims for breach of fiduciary duty and conversion commenced on June 15, 2009. On July 7, 2009, a jury returned a verdict in SICO’s favor on the conversion claim and an advisory verdict in SICO’s favor on AIG’s breach of fiduciary duty claim. The Court indicated that it would reach its own binding decision on the breach of fiduciary duty claim in August 2009.

Litigation Matters Relating to AIG’s General Insurance Operations

Caremark.  AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In addition, the intervenor-plaintiffs originally alleged that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the Lawyer Defendants) were also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty. The complaints filed by the plaintiffs and the intervenor-plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs’ assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors’ complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The matter was stayed pending appeal to the Alabama Supreme Court. In September 2008, the Alabama Supreme Court affirmed the trial court’s dismissal of the Lawyer Defendants. After the case was sent back down to the trial court, the intervenor-plaintiffs retained additional counsel — the law firm of Haskell Slaughter Young & Rediker, LLC (Haskell Slaughter) — and filed an Amended Complaint in Intervention on December 1, 2008. The Amended Complaint in Intervention names only Caremark and AIG and various subsidiaries as defendants and purports to bring claims against all defendants for deceit and conspiracy to deceive. In addition, the Amended Complaint in Intervention purports to bring a claim against AIG and its subsidiaries for aiding and abetting Caremark’s alleged deception. The defendants have moved to dismiss the Amended Complaint, and, in the alternative, for a more definite statement. The intervenor-plaintiffs have yet to respond to defendants’ motion but have indicated to the court that they intend to remedy any defects in their Amended Complaint by filing another amended complaint. After the appearance of the Haskell Slaughter firm on behalf of the intervenor-plaintiffs, the plaintiffs moved to disqualify all of the lawyers for the intervenor-plaintiffs because, among other things, the Haskell Slaughter firm previously represented Caremark. The intervenor-plaintiffs, in turn, moved to disqualify the lawyers for the plaintiffs in the first-filed action. The trial court heard oral argument on the motions to disqualify on February 6, 2009. On March 2, 2009, both sets of plaintiffs filed motions to withdraw their respective motions to disqualify each other after reaching an agreement among themselves that the Lauriello plaintiffs would act as lead counsel. The McArthur intervenors also moved to withdraw their Amended Complaint in Intervention. The trial court granted all motions to withdraw and ordered the parties to appear on March 26, 2009 for a status conference. Before the conference, the McArthur intervenors purported to dismiss their claims against Lauriello with prejudice pursuant to Ala. R. Civ. P. 41. The defendants argued that such dismissal was improper absent Court

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

approval, but the Court approved the dismissal on April 2, 2009. At a class action scheduling conference held on April 14, 2009, the Court established a schedule for class action discovery that will lead to a hearing on class certification in March 2010. The parties are presently engaged in class discovery.

(b)	Commitments

Flight Equipment

At June 30, 2009, ILFC had committed to purchase 128 new aircraft deliverable from 2009 through 2019, at an estimated aggregate purchase price of $14.3 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

Included in the 128 new aircraft are 74 Boeing 787 aircraft (B787s), with the first aircraft currently scheduled to be delivered in July 2012, not taking into account recent additional delays in the production of the B787s. ILFC is in discussion with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which ILFC may be eligible. ILFC has signed contracts for 31 of the 74 B787s on order. Under the terms of ILFC’s B787 leases, the lessees may be entitled to share in any compensation which ILFC receives from Boeing for late delivery of the aircraft.

Other Commitments

In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.9 billion at June 30, 2009.

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

AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP. Also see Note 13 herein for additional disclosures on guarantees of outstanding debt.

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

See Note 6 herein for commitments and guarantees associated with VIEs.

11.	Employee Benefits

The components of the net periodic benefit cost with respect to pensions and other postretirement benefits were as follows:

	Pensions			Postretirement
	Non U.S.	U.S.		Non U.S.	U.S.
	Plans	Plans	Total	Plans	Plans	Total
	(In millions)

Three Months Ended June 30, 2009
Components of net periodic benefit cost:
Service cost	$29	$39	$68	$2	$2	$4
Interest cost	14	54	68	1	4	5
Expected return on assets	(7)	(59)	(66)	—	—	—
Amortization of prior service credit	(3)	(1)	(4)	—	—	—
Amortization of net actuarial losses	10	23	33	—	1	1
Other	5	—	5	—	—	—

Net periodic benefit cost	$48	$56	$104	$3	$7	$10

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

	Pensions			Postretirement
	Non U.S.	U.S.		Non U.S.	U.S.
	Plans	Plans	Total	Plans	Plans	Total
	(In millions)

Three Months Ended June 30, 2008
Components of net periodic benefit cost:
Service cost	$26	$32	$58	$2	$2	$4
Interest cost	14	50	64	1	4	5
Expected return on assets	(12)	(59)	(71)	—	—	—
Amortization of prior service credit	(2)	(1)	(3)	—	—	—
Amortization of net actuarial losses	3	5	8	—	—	—
Other	2	—	2	—	—	—

Net periodic benefit cost	$31	$27	$58	$3	$6	$9

Six Months Ended June 30, 2009
Components of net periodic benefit cost:
Service cost	$60	$80	$140	$5	$5	$10
Interest cost	30	109	139	2	8	10
Expected return on assets	(16)	(114)	(130)	—	—	—
Amortization of prior service credit	(6)	(1)	(7)	—	—	—
Amortization of net actuarial losses	21	47	68	—	1	1
Other	8	—	8	—	(3)	(3)

Net periodic benefit cost	$97	$121	$218	$7	$11	$18

Six Months Ended June 30, 2008
Components of net periodic benefit cost:
Service cost	$50	$64	$114	$4	$4	$8
Interest cost	28	100	128	2	8	10
Expected return on assets	(23)	(119)	(142)	—	—	—
Amortization of prior service credit	(5)	(1)	(6)	—	—	—
Amortization of net actuarial losses	7	9	16	—	—	—
Other	2	—	2	—	—	—

Net periodic benefit cost	$59	$53	$112	$6	$12	$18

In connection with the sale of HSB on March 31, 2009, AIG recognized in income as part of the net gain from the sale, a net settlement gain of $57 million due to the transfer of certain HSB-sponsored pension plans in the first quarter.

As of the end of the first six months of 2009, AIG has contributed $509 million to its U.S. and non-U.S. pension plans and expects to contribute approximately an additional $91 million during 2009. Such subsequent 2009 contributions will depend, however, on various factors including AIG’s liquidity, asset dispositions, market performance and management discretion.

In connection with the closing of the sale of 21st Century Insurance Group on July 1, 2009, AIG will remeasure certain of its pension and postretirement plans to determine the curtailment/settlement effect. The effect of remeasurement is expected to result in an increase to Accumulated other comprehensive loss of approximately $226 million and a net loss of approximately $63 million. In addition, the remeasurement is expected to reduce the estimated 2009 expense for the AIG U.S. Retirement Plan by approximately $50 million.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

12.	Federal Income Taxes

Interim Period Tax Assumptions and Effective Tax Rates

The U.S. federal income tax rate is 35 percent for 2009. Actual tax expense on income (loss) differs from the statutory amount computed by applying the federal income tax rate because of the following:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
		Percent		Percent
		of Pre-tax		of Pre-tax
	Amount	Income	Amount	Income
	(dollars in millions)

U.S. federal income tax at statutory rate	$462	35.0%	$(1,767)	35.0%
Adjustments:
Valuation allowance	(1,828)	(138.6)	(195)	3.9
Effect of foreign operations	(104)	(7.9)	(50)	1.0
Uncertain tax positions	360	27.3	403	(8.0)
Tax exempt interest	(170)	(12.9)	(366)	7.2
FIN 46(R) income	17	1.3	290	(5.7)
Dividends received deduction	(40)	(3.0)	(71)	1.4
State income taxes	(37)	(2.8)	41	(0.8)
Investment in subsidiaries	720	54.6	(156)	3.1
Other	94	7.0	110	(2.2)

Actual income tax expense	$(526)	(40.0)%	$(1,761)	34.9%

The effective tax rate on pre-tax income for the three-month period ended June 30, 2009 was (40.0) percent. The effective tax rate was negative because AIG recorded a tax benefit on pre-tax income. The tax benefit was due primarily to a $1.8 billion decrease in the deferred tax valuation allowance resulting from the effects of recently announced transactions, including the sale of AIG’s headquarters building in Tokyo. This benefit was partially offset by $720 million of deferred tax expense mainly attributable to the book and tax basis differences of AIG Parent’s investment in subsidiaries, primarily attributable to AIG’s divestiture plan, and an increase of $360 million in the reserve for uncertain tax positions and other discrete period items. The effective tax rate on the pre-tax loss for the six months ended June 30, 2009 was 34.9 percent.

The effective tax rate on the pre-tax loss for the three-month period ended June 30, 2008 was 38.4 percent. The effective tax rate was higher than the statutory rate of 35 percent due primarily to tax benefits from foreign operations and tax exempt interest. The effective tax rate on the pre-tax loss for the six-month period ended June 30, 2008 was 34.4 percent. The effective tax rate was adversely affected by $703 million of tax charges from the first three months of 2008, comprised of increases in the reserve for uncertain tax positions, tax benefits from foreign operations and tax exempt income and other discrete period items.

AIG is unable to make a reliable estimate of the annual effective tax rate for 2009 due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective tax rate for the interim period is being utilized.

Valuation Allowances on Deferred Tax Assets

AIG recorded a net deferred tax asset after valuation allowance of $12.8 billion at June 30, 2009 and $11.0 billion at December 31, 2008.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

A rollforward of the net deferred tax asset was as follows:

	Deferred		Net
	Tax Asset Before	Valuation	Deferred
	Valuation Allowance	Allowance	Tax Asset
	(In billions)

Six Months Ended June 30, 2009
Balance, beginning of year recorded in:
Accumulated deficit	$27.5	$(20.9)	$6.6
Accumulated other comprehensive loss	4.4	—	4.4

Balance, beginning of year	31.9	(20.9)	11.0

Effect of adoption of FSP FAS 115-2 recorded in:
Accumulated deficit	(5.2)	2.7	(2.5)
Accumulated other comprehensive loss	5.2	(0.2)	5.0

Total Effect of adoption of FSP FAS 115-2	—	2.5	2.5

Benefit (provision) for the six months ended June 30, 2009 recorded in:
Income tax expense (benefit)	3.4	0.2	3.6
Other comprehensive income (loss)	(3.0)	(0.4)	(3.4)

Total Benefit (provision) for the six months ended June 30, 2009	0.4	(0.2)	0.2

Effect of sales/deconsolidations on:
Accumulated deficit	(0.9)	—	(0.9)
Accumulated other comprehensive loss	—	—	—

Total effect of sales/deconsolidations	(0.9)	—	(0.9)

Balance, end of period recorded in:
Accumulated deficit	24.8	(18.0)	6.8
Accumulated other comprehensive loss	6.6	(0.6)	6.0

Balance, end of period	$31.4	$(18.6)	$12.8

AIG reduced its deferred tax asset valuation allowance by $2.5 billion as a result of the adoption of FSP FAS 115-2. This decrease reflected the reversal of that portion of the allowance pertaining to the other-than-temporary severity impairments reclassified from Accumulated deficit to Accumulated other comprehensive loss.

In addition, AIG recorded an income tax benefit through the income statement of $0.2 billion for the six months ended June 30, 2009 comprised of a $1.6 billion charge in the first quarter offset by a $1.8 billion benefit in the second quarter. The charge in the first quarter reflected management’s revised projection of future income. The benefit in the second quarter was primarily related to the favorable effects of the aforementioned recently announced transactions.

AIG also recognized a $0.4 billion charge for the three and six months ended June 30, 2009 in Other comprehensive income (loss) related primarily to certain available for sale fixed maturity securities for which management could no longer assert it has the intent and ability to hold to recovery for tax purposes.

At June 30, 2009, AIG reported a net deferred tax asset after valuation allowance of $12.8 billion. This asset was net of $4.2 billion of net deferred tax liabilities related to foreign subsidiaries and certain domestic subsidiaries that file separate tax returns. Management determined that it is more likely than not that the remaining $17.0 billion net deferred tax asset is realizable. AIG has also determined that no valuation allowance is required on $4.3 billion of tax benefit on available for sale fixed maturity securities that management has asserted it has the ability and intent

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

to hold to recovery. The remaining $12.7 billion of net deferred tax asset is supported based on management’s assessment of future income, principally related to AIG’s divestiture plan.

Realization of AIG’s net deferred tax asset depends on AIG’s ability to consummate the AIA and ALICO transactions and to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred.

Estimates of future taxable income could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG’s consolidated financial condition or its results of operations.

When making its assessment about the realization of its deferred tax assets at June 30, 2009, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed to date and additional actions expected to be completed, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts. Management has also considered the period during which it expects to receive support from the FRBNY.

At June 30, 2009, AIG has deferred tax assets related to stock compensation of $211 million. Due to the significant decline in AIG’s stock price, these deferred tax assets may not be realizable in the future. FAS 123(R), “Share-Based Payments,” precludes AIG from recognizing an impairment charge on these assets until the related stock awards are exercised, vested or expired. Any charge associated with the deferred tax assets is reported in additional paid-in capital until the pool of previously recognized tax benefits recorded in additional paid-in capital is reduced to zero. Income tax expense would be recognized for any additional charge.

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

FIN 48

At June 30, 2009 and December 31, 2008, AIG’s unrecognized tax benefits, excluding interest and penalties, were $3.7 billion and $3.4 billion, respectively. The increase during the first six months of 2009 is primarily attributable to foreign tax credits associated with cross border financing transactions. At both June 30, 2009 and December 31, 2008, AIG’s unrecognized tax benefits included $0.7 billion related to tax positions the disallowance of which would not affect the effective tax rate. Accordingly, at June 30, 2009 and December 31, 2008, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.0 billion and $2.7 billion, respectively.

Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2009 and December 31, 2008 AIG had accrued $553 million and $426 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

AIG continually evaluates adjustments proposed by taxing authorities. At June 30, 2009, such proposed adjustments would not result in a material change to AIG’s consolidated financial condition, although it is possible that the effect could be material to AIG’s consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

13.	Information Provided in Connection With Outstanding Debt

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

Condensed Consolidating Balance Sheet

	American
	International
	Group, Inc.		Other		Consolidated
	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
	(In millions)

June 30, 2009
Assets:
Investments(a)	$9,742	$—	$681,392	$(72,629)	$618,505
Loans to subsidiaries(b)	69,886	—	(69,886)	—	—
Cash	63	—	5,739	—	5,802
Investment in consolidated subsidiaries(b)	74,975	26,405	(10,550)	(90,830)	—
Debt issuance costs, including prepaid commitment asset of $13,814	14,106	—	170	—	14,276
Other assets	13,644	2,633	175,360	192	191,829

Total assets	$182,416	$29,038	$782,225	$(163,267)	$830,412

Liabilities:
Insurance liabilities	$—	$—	$489,922	$136	$490,058
Federal Reserve Bank of New York credit facility	44,816	—	—	—	44,816
Federal Reserve Bank of New York Commercial
Paper Funding Facility	—	—	11,152	—	11,152
Other debt	46,233	2,137	147,985	(72,630)	123,725
Other liabilities(a)	33,409	4,060	58,498	1,489	97,456

Total liabilities	124,458	6,197	707,557	(71,005)	767,207

Redeemable noncontrolling interest in partially owned consolidated subsidiaries	—	—	1,072	—	1,072

Total AIG shareholders’ equity	57,958	22,841	68,798	(91,639)	57,958
Noncontrolling interest	—	—	4,798	(623)	4,175

Total equity	57,958	22,841	73,596	(92,262)	62,133

Total liabilities and equity	$182,416	$29,038	$782,225	$(163,267)	$830,412

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

	American
	International
	Group, Inc.		Other		Consolidated
	(As Guarantor)	AIGLH	Subsidiaries	Eliminations	AIG
	(In millions)

December 31, 2008
Assets:
Investments(a)	$16,110	$—	$753,181	$(132,379)	$636,912
Loans to subsidiaries(b)	64,283	—	(64,283)	—	—
Cash	103	—	8,539	—	8,642
Investment in consolidated subsidiaries(b)	65,724	23,256	34,499	(123,479)	—
Debt issuance costs, including prepaid commitment asset of $15,458	15,743	—	172	—	15,915
Other assets	11,707	2,626	184,923	(307)	198,949

Total assets	$173,670	$25,882	$917,031	$(256,165)	$860,418

Liabilities:
Insurance liabilities	$—	$—	$503,171	$(103)	$503,068
Federal Reserve Bank of New York credit facility	40,431	—	—	—	40,431
Federal Reserve Bank of New York Commercial
Paper Funding Facility	—	—	15,105	—	15,105
Other debt	47,928	2,097	219,596	(131,954)	137,667
Other liabilities(a)	32,601	3,063	64,804	953	101,421

Total liabilities	120,960	5,160	802,676	(131,104)	797,692

Redeemable noncontrolling interest in partially owned consolidated subsidiaries	—	—	1,921	—	1,921

Total AIG shareholders’ equity	52,710	20,722	103,489	(124,211)	52,710
Noncontrolling interest	—	—	8,945	(850)	8,095

Total equity	52,710	20,722	112,434	(125,061)	60,805

Total liabilities and equity	$173,670	$25,882	$917,031	$(256,165)	$860,418

(a)	Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)	Eliminated in consolidation.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Condensed Consolidating Statement of Income (Loss)

	American
	International
	Group, Inc.		Other		Consolidated
	Guarantor	AIGLH	Subsidiaries	Eliminations	AIG
	(In millions)

Three Months Ended June 30, 2009
Operating income (loss)	$(665)	$(39)	$2,023	$—	$1,319
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	1,967	136	—	(2,103)	—
Dividend income from consolidated subsidiaries(a)	294	169	—	(463)	—
Income tax expense (benefit)(b)	(226)	(11)	(289)	—	(526)

Net income (loss)	1,822	277	2,312	(2,566)	1,845
Less: Net loss attributable to noncontrolling interest	—	—	—	23	23

Net income (loss) attributable to AIG	$1,822	$277	$2,312	$(2,589)	$1,822

Three Months Ended June 30, 2008
Operating loss	$(52)	$(20)	$(8,684)	$—	$(8,756)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	(6,164)	(1,729)	—	7,893	—
Dividend income from consolidated subsidiaries(a)	724	—	—	(724)	—
Income tax expense (benefit)(b)	(135)	(4)	(3,218)	—	(3,357)

Net loss	(5,357)	(1,745)	(5,466)	7,169	(5,399)
Less: Net income attributable to the noncontrolling interest	—	—	(42)	—	(42)

Net loss attributable to AIG	$(5,357)	$(1,745)	$(5,424)	$7,169	$(5,357)

Six Months Ended June 30, 2009
Operating income (loss)	$(3,599)	$(68)	$(1,382)	$—	$(5,049)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	(631)	(886)	—	1,517	—
Dividend income from consolidated subsidiaries(a)	520	169	—	(689)	—
Income tax expense (benefit)(b)	(1,179)	(19)	(563)	—	(1,761)

Net income (loss)	(2,531)	(766)	(819)	828	(3,288)
Less: Net loss attributable to noncontrolling interest	—	—	—	(757)	(757)

Net income (loss) attributable to AIG	$(2,531)	$(766)	$(819)	$1,585	$(2,531)

Six Months Ended June 30, 2008
Operating loss	$(885)	$(41)	$(19,094)	$—	$(20,020)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	(13,918)	(2,975)	—	16,893	—
Dividend income from consolidated subsidiaries(a)	1,473	—	—	(1,473)	—
Income tax expense (benefit)(b)	(168)	(7)	(6,719)	—	(6,894)

Net loss	(13,162)	(3,009)	(12,375)	15,420	(13,126)
Less: Net income attributable to the noncontrolling interest	—	—	36	—	36

Net loss attributable to AIG	$(13,162)	$(3,009)	$(12,411)	$15,420	$(13,162)

(a)	Eliminated in consolidation.

(b)	The net tax benefit recorded with respect to AIG parent includes decreases in the valuation allowance of $1.8 billion, and $195 million for the three and six months ended June 30, 2009, respectively. The decrease in valuation allowance is mainly attributable to the effects of recently announced transactions. See Note 12 for additional information.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Condensed Consolidating Statement of Cash Flows

	American
	International
	Group, Inc.		Other	Consolidated
	Guarantor	AIGLH	Subsidiaries	AIG
	(In millions)

Six Months Ended June 30, 2009
Net cash (used in) provided by operating activities	$(313)	$—	$8,349	$8,036

Cash flows from investing activities:
Invested assets disposed	5,168	—	63,489	68,657
Invested assets acquired	(4,418)	—	(46,663)	(51,081)
Sales of divested businesses, net	850	169	1,836	2,855
Loans to subsidiaries — net	(3,858)	—	3,858	—
Other	(930)	(1,150)	(10,817)	(12,897)

Net cash (used in) provided by investing activities	(3,188)	(981)	11,703	7,534

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	15,700	—	—	15,700
Repayment of Federal Reserve Bank of New York credit facility
borrowings	(12,500)	—	—	(12,500)
Issuance of long-term debt	—	—	2,558	2,558
Repayments of long-term debt	(1,876)	—	(9,094)	(10,970)
Proceeds from drawdown on the Department of the Treasury Commitment	1,150	—	—	1,150
Other	987	981	(16,347)	(14,379)

Net cash (used in) provided by financing activities	3,461	981	(22,883)	(18,441)

Effect of exchange rate changes on cash	—	—	31	31

Change in cash	(40)	—	(2,800)	(2,840)
Cash at beginning of period	103	—	8,539	8,642

Cash at end of period	$63	$—	$5,739	$5,802

Six Months Ended June 30, 2008
Net cash (used in) provided by operating activities	$(594)	$115	$16,607	$16,128

Cash flows from investing:
Invested assets disposed	603	—	79,738	80,341
Invested assets acquired	(2,096)	—	(87,214)	(89,310)
Other	(11,466)	(116)	(1,589)	(13,171)

Net cash (used in) provided by investing activities	(12,959)	(116)	(9,065)	(22,140)

Cash flows from financing activities:
Issuance of long-term debt	13,080	—	42,605	55,685
Repayments of long-term debt	(1,912)	—	(54,733)	(56,645)
Proceeds from common stock issued	7,343	—	—	7,343
Payments advanced to purchase shares	(1,000)	—	—	(1,000)
Cash dividends paid to shareholders	(1,036)	—	—	(1,036)
Other	(3,003)	—	4,568	1,565

Net cash (used in) provided by financing activities	13,472	—	(7,560)	5,912

Effect of exchange rate changes on cash	—	—	45	45

Change in cash	(81)	(1)	27	(55)
Cash at beginning of period	84	1	2,199	2,284

Cash at end of period	$3	$—	$2,226	$2,229

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — (continued)

Condensed Consolidating Statement of Cash Flows — (Continued)

American International Group, Inc. Guarantor supplementary disclosure of cash flow information:

Six Months Ended June 30,	2009	2008
	(In millions)

Intercompany non-cash financing/investing activities:
Capital contributions in the form of bonds	$2,698	$—
Other non-cash capital contributions to subsidiaries	$725	$498

American International Group, Inc. and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to American International Group, Inc.’s (AIG’s) operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG’s officers and representatives may from time to time make, projections and statements which may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These projections and statements are not historical facts but instead represent only AIG’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG’s control. These projections and statements may address, among other things:

•	the outcome of the recently completed and proposed transactions with the Federal Reserve Bank of New York (FRBNY) and the United States Department of the Treasury (Department of the Treasury);

•	the number, size, terms, cost and timing of dispositions and their potential effect on AIG’s businesses, financial condition, results of operations, cash flows and liquidity (and AIG at any time and from time to time may change its plans with respect to the sale of one or more businesses);

•	AIG’s exposures to subprime mortgages, monoline insurers and the residential and commercial real estate markets;

•	the separation of AIG’s businesses from AIG parent company;

•	AIG’s ability to retain and motivate its employees; and

•	AIG’s strategy for customer retention, growth, product development, market position, financial results and reserves.

American International Group, Inc. and Subsidiaries

It is possible that AIG’s actual results and financial condition will differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG’s actual results to differ, possibly materially, from those in the specific projections and statements include:

•	a failure of the completed transactions with the FRBNY or the Department of the Treasury to achieve their desired objectives;

•	a failure to complete the proposed transactions with the FRBNY;

•	developments in global credit markets; and

•	such other factors as discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, in Part II, Item 1A. Risk Factors of AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2008.

AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

In addition to reviewing AIG’s results for the three- and six-month periods ended June 30, 2009, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) supplements and updates the information and discussion included in the Annual Report on Form 10-K of AIG for the year ended December 31, 2008 (including the Form 10-K/A (Amendment No. 1) filed on April 30, 2009) (the 2008 Form 10-K) and the revised financial information reflecting the adoption of Statement of Financial Accounting Standards (FAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (FAS 160), included in AIG’s Current Report on Form 8-K filed on June 29, 2009 (such revised financial information and the financial statements included in the 2008 Form 10-K, collectively, the 2008 Financial Statements), to reflect developments in or affecting AIG’s business to date during 2009. Throughout this MD&A, AIG presents its operations in the way it believes will be most meaningful. Statutory underwriting profit (loss) is presented in accordance with accounting principles prescribed by insurance regulatory authorities because these are standard measures of performance used in the insurance industry and thus allow more meaningful comparisons with AIG’s insurance competitors. AIG also uses cross-references to additional information included in this Quarterly Report on Form 10-Q and in the 2008 Form 10-K to assist readers seeking related information on a particular subject.

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

Consideration of AIG’s Ability to Continue as a Going Concern

In the 2008 Form 10-K, management disclosed the conditions and events that led management to conclude that AIG would have adequate liquidity to finance and operate AIG’s businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months. At that time, the United States government issued the following statement referring to the March 2009 agreements in principle and other transactions they expected to

American International Group, Inc. and Subsidiaries

undertake with AIG (many of which were subsequently undertaken) to strengthen its capital position, enhance its liquidity, reduce its borrowing costs and facilitate AIG’s asset disposition program.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management assessed whether AIG had the ability to continue as a going concern. In making this assessment, AIG considered:

•	The commitment of the FRBNY and the Department of the Treasury to the orderly restructuring of AIG and their commitment to continuing to work with AIG to maintain its ability to meet its obligations as they come due;

•	AIG’s liquidity-related actions and plans to stabilize its businesses and repay the debt outstanding under the facility (the FRBNY Facility) provided by the FRBNY under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY;

•	The level of AIG’s realized and unrealized losses and the negative impact of these losses in shareholders’ equity and on the capital levels of AIG’s insurance subsidiaries;

•	The substantial resolution of the liquidity issues surrounding the multi-sector super senior credit default swap portfolio of AIG Financial Products Corp. and AIG Trading Group, Inc. and their respective subsidiaries (collectively, AIGFP) and the U.S. securities lending program;

•	The additional capital provided to AIG by the Department of the Treasury;

•	The proposed transactions contemplated by the Purchase Agreement, dated as of June 25, 2009, between AIG, American International Reinsurance Company, Limited (AIRCO) and the FRBNY (the AIA Purchase Agreement) and the Purchase Agreement, dated as of June 25, 2009, between AIG and the FRBNY (the ALICO Purchase Agreement);

•	The planned sales of significant subsidiaries;

•	The continuing liquidity issues in AIG’s businesses and AIG’s actions to address such issues; and

•	The substantial risks to which AIG is subject.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K, Notes 1 and 8 to the Consolidated Financial Statements and the discussion below for further details on these items.

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

It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect or that the proposed transactions discussed below are not consummated. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due.

American International Group, Inc. and Subsidiaries

Capital Resources and Liquidity

Liquidity

Liquidity Position

At July 29, 2009, AIG had outstanding net borrowings under the FRBNY Facility of $40.0 billion, with a remaining borrowing capacity of $20.0 billion, and accrued compounding interest and fees totaled $4.8 billion.

Net borrowings outstanding and remaining available amount that can be borrowed under the FRBNY Facility were as follows:

	Inception Through
	December 31,	June 30,	Increase
	2008	2009	(Decrease)
	(In millions)

Net borrowings:
Loans to AIGFP for collateral postings, GIA and other debt maturities	$46,997	$50,847	$3,850
AIGFP repayments to AIG	(4,093)	(7,939)	(3,846)
Capital contributions and loans to insurance companies(a)	20,850	23,233	2,383
Repayment of obligations to securities lending program	3,160	3,160	—
Repayment of intercompany loans	1,528	1,528	—
Contributions to AIGCFG subsidiaries(b)	1,672	1,215	(457)
Loans to ILFC	—	1,700	1,700
Debt payments	2,109	3,474	1,365
Funding of equity interest in ML III	5,000	5,000	—
Repayment from the proceeds of the issuance of Series D Preferred Stock and common stock warrant	(40,000)	(40,000)	—
Other(c)	(423)	(2,218)	(1,795)

Net borrowings	36,800	40,000	3,200

Total FRBNY Facility	60,000	60,000	—

Remaining available amount	23,200	20,000	(3,200)

Net borrowings	36,800	40,000	3,200
Accrued compounding interest and fees(d)	3,631	4,816	1,185

Total balance outstanding	$40,431	$44,816	$4,385

(a)	Includes securities lending activities.

(b)	Includes repayments and sales of subsidiaries.

(c)	Includes repayments with proceeds from the CPFF and tax refunds.

(d)	Excludes interest payable of $8 million and $5 million at December 31, 2008 and June 30, 2009, respectively, which was included in Other liabilities.

On April 17, 2009, AIG entered into a Securities Purchase Agreement with the Department of the Treasury, pursuant to which the Department of the Treasury will provide an amount up to $29.835 billion (the Department of the Treasury Commitment) in exchange for increases in the liquidation preference of AIG’s Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the AIG Series F Preferred Stock), so long as (i) AIG is not a debtor in a pending case under Title 11 of the United States Code; and (ii) the AIG Credit Facility Trust, a trust established for the sole benefit of the United States Treasury (Trust) (or any successor entity established for the sole benefit of the United States Treasury) and the Department of the Treasury, in the aggregate, “beneficially own” more than 50 percent of the aggregate voting power of AIG’s voting securities. Upon drawings under this commitment, the liquidation preference of the AIG Series F Preferred Stock increases proportionately.

American International Group, Inc. and Subsidiaries

A summary of drawdown activity and available amount under the Department of the Treasury Commitment were as follows:

Inception Through
June 30, 2009
(In millions)

Initial drawdown for capital contribution to Domestic Life & Retirement Services companies	$1,150

Total drawdowns	1,150

Original availability under commitment	$29,835
Total drawdowns	(1,150)

Remaining available amount	$28,685

On August 6, 2009, AIG delivered a notice of an additional drawdown of approximately $2.1 billion under the Department of Treasury Commitment. AIG expects to receive the funds on August 13, 2009.

Additional details regarding liquidity sources are included in Liquidity of Parent and Subsidiaries below.

Completed and Proposed Transactions in the Second Quarter of 2009

See Notes 1 and 8 to the Consolidated Financial Statements for information regarding the following transactions that were consummated in April 2009:

•	Exchange of AIG Series D Preferred Stock for AIG’s Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock);

•	Issuance of AIG Series F Preferred Stock and the entry into the Department of the Treasury Commitment; and

•	Amendment No. 3 to the FRBNY Credit Agreement which, among other things, removed the minimum 3.5 percent London Interbank Offered Rate (LIBOR) borrowing rate floor.

AIA Purchase Agreement

On June 25, 2009, AIG and AIRCO entered into the AIA Purchase Agreement with the FRBNY pursuant to which the FRBNY will purchase preferred equity interests in a newly-formed special purpose vehicle in exchange for a reduction of $16 billion in the outstanding balance of the FRBNY Facility and the maximum amount available to be borrowed thereunder (provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction).

ALICO Purchase Agreement

On June 25, 2009, AIG entered into the ALICO Purchase Agreement with the FRBNY pursuant to which the FRBNY will purchase preferred equity interests in a newly-formed special purpose vehicle in exchange for a reduction of $9 billion in the outstanding balance of the FRBNY Facility and the maximum amount available to be borrowed thereunder (provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction).

Amortization of Prepaid Commitment Asset

Any permanent reduction in the FRBNY Facility will result in accelerated amortization of a portion of the prepaid commitment asset. Therefore, AIG anticipates that the consummation of each of the AIA Purchase Agreement and the ALICO Purchase Agreement will result in accelerated amortization of the prepaid commitment asset at the time that the senior interests are transferred to the FRBNY, currently expected to occur no earlier than the fourth quarter of 2009. Acceleration of the amortization will result in a pre-tax charge to earnings which could aggregate to approximately $5.0 billion.

American International Group, Inc. and Subsidiaries

Life Insurance Securitizations

On March 2, 2009, AIG and the Board of Governors of the Federal Reserve System announced their intent to enter into transactions pursuant to which the FRBNY will purchase embedded value securitization notes issued by newly-formed SPVs to be repaid with the net cash flows from designated blocks of existing life insurance policies. The proceeds of the notes would be applied in settlement of a portion of the outstanding balance of the FRBNY Facility and would reduce the maximum amount to be borrowed thereunder (provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction). The amount of the FRBNY Facility reduction will be based on the proceeds received and will also result in accelerated amortization of a portion of the prepaid commitment asset. The SPVs are expected to be consolidated by AIG.

See Note 1 to the Consolidated Financial Statements for further information on these transactions.

AIG’s Strategy for Stabilization and Repayment of its Obligations as They Come Due

Future Cash Requirements

The following table shows the maturing debt of AIG and its subsidiaries for the next four quarters:

	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter
	2009	2009	2010	2010	Total
	(In millions)

AIG	$4	$1,000	$888	$—	$1,892
AIG MIP	—	—	500	—	500
AIGFP	2,092	1,183	891	423	4,589
ILFC(a)	1,199	2,998	738	1,473	6,408
AGF(b)(c)	3,209	1,661	739	591	6,200
Other subsidiaries	169	294	219	206	888

Total	$6,673	$7,136	$3,975	$2,693	$20,477

(a)	International Lease Finance Corporation.

(b)	American General Finance, Inc.

(c)	On July 9, 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on its 364-Day Syndicated Facility into one-year term loans. These termed-out loans must be repaid by July 9, 2010.

In addition, at July 29, 2009, AIG affiliates had $10.7 billion of commercial paper outstanding under the CPFF, all of which matures in October 2009. This includes $3.4 billion issued by AIG Funding, Inc. (AIG Funding). If AIG’s short-term ratings are downgraded, AIG may lose access to the CPFF and would be required to find other sources to fund the maturing commercial paper.

AIG expects to meet these obligations primarily through borrowings from the FRBNY Facility and the cash flows from, and the disposition of, assets supporting these obligations. Additional liquidity is also available under the Department of Treasury Commitment. Debt maturities for the Matched Investment Program (MIP) are expected to be funded through cash flows generated from invested assets (principal and interest) as well as the sale or financing of the asset portfolios in the program. Approximately $3.3 billion of AIGFP’s debt maturities through June 30, 2010 are fully collateralized with assets backing the corresponding liabilities. It is expected that AGF and ILFC will require support from AIG, in addition to their cash flows from operations and proceeds from potential asset sales and securitizations, to meet their existing obligations. AIG intends to provide such support through August 15, 2010 to the extent that asset sales, securitizations and/or other transactions are not sufficient.

In the first six months of 2009, AIG made capital contributions of $2.4 billion to certain of its Domestic Life Insurance & Retirement Services companies. Approximately $1.2 billion of this amount was funded through drawdowns under the Department of the Treasury Commitment. If a substantial portion of the Domestic Life Insurance & Retirement Services bond portfolio diminishes significantly in value or suffers adverse credit events, AIG may need to provide additional capital support for these operations.

American International Group, Inc. and Subsidiaries

AIG made capital contributions of $641 million to its Commercial Insurance companies in the first six months of 2009, all of which was returned as a dividend to AIG in July 2009. In addition, in connection with the sale by a Commercial Insurance subsidiary of a portion of its common stock of Transatlantic Holdings, Inc. (Transatlantic), AIG made a capital contribution of $91 million in the second quarter of 2009 to that company.

AIG also made a $600 million capital contribution to AGF (through AIG Capital Corporation) during the first six months of 2009, and AGF loaned $800 million to AIG parent under a demand note.

AIG has developed certain plans (described below), some of which have already been implemented, to provide stability to its businesses and to provide for the timely repayment of the FRBNY Facility; other plans are still being formulated.

Asset Disposition Plan

AIG has revised its asset disposition plans over the last nine months to take into account the deterioration of global market conditions. AIG’s current asset disposition plan is to maximize the value of its businesses over a longer time frame. AIG continually reassesses its disposition plans and may revise its disposition plans at any time and from time to time.

Sales of Businesses and Specific Asset Dispositions

Sales of Businesses

Dispositions of certain businesses will be subject to regulatory approval. Proceeds from these dispositions, to the extent they do not represent capital of AIG’s insurance subsidiaries required for regulatory or ratings purposes, are contractually required to be applied toward the repayment of the FRBNY Facility as mandatory prepayments.

During the first six months of 2009 and through July 31, 2009, AIG entered into agreements to sell or completed the sale of operations and assets, excluding AIGFP assets, that had aggregate assets and liabilities with carrying values of $31.2 billion and $23.8 billion, respectively, at June 30, 2009 or the date of sale or in the case of Transatlantic, deconsolidation. Aggregate net proceeds from these sale transactions are expected to be approximately $8.0 billion. These transactions are expected to generate approximately $4.6 billion of aggregate net cash proceeds to repay outstanding borrowings on, and reduce the amount of, the FRBNY Facility, after taking into account taxes, transaction expenses and capital required to be retained for regulatory or ratings purposes. Gains and losses recorded in connection with the disposals of businesses include estimates that are subject to subsequent adjustment. Based on the transactions thus far, AIG does not believe that such adjustments will be material to future results of operations or cash flows.

These transactions included the following:

•	On June 10, 2009, AIG closed a public offering of 29.9 million shares of Transatlantic common stock owned by AIG for aggregate proceeds of $1.1 billion. At the close of the public offering, AIG retained 13.9 percent of Transatlantic’s outstanding shares of common stock. As a result, AIG deconsolidated Transatlantic, which resulted in a $1.4 billion reduction in Noncontrolling interest, a component of Total equity.

•	On July 1, 2009, AIG closed the sale of its U.S. auto insurance business, 21st Century Insurance Group. This operation had total assets and liabilities with carrying values of $5.7 billion and $3.4 billion, respectively, at June 30, 2009. Aggregate proceeds from the sale of this business, including proceeds applied to repay intercompany loan facilities, were $1.9 billion.

•	On May 28, 2009, AIG completed the sale of its headquarters building in Tokyo for approximately $1.2 billion in cash. Due to AIG’s continued involvement as a lessee, primarily in the form of a lease deposit, through 2011, the sale is accounted for as a financing arrangement with any gain deferred until the expiration of AIG’s leases in early 2011.

•	On July 28, 2009, AIG completed the sale of a majority of the U.S. life insurance premium finance business of AIG Credit Corp. and A.I. Credit Consumer Discount Company (A.I.Credit), with a carrying value of $941.3 million at that date, for $680 million in cash, including $230 million held in escrow.

American International Group, Inc. and Subsidiaries

Securitization Transaction

During the first six months of 2009, AGF received proceeds of $1.4 billion from real estate loan portfolio sales. In addition, on July 30, 2009, AGF issued mortgage-backed certificates in a private securitization transaction of certain AGF real estate loans and received initial cash proceeds of $967 million.

AIGFP Wind-down

AIGFP is engaged in a multi-step process of unwinding its businesses and portfolios. In connection with that process, certain assets have been sold, or are under contract to be sold. The proceeds from these sales will be used to fund AIGFP’s wind-down and are not included in the amounts above. The FRBNY has waived the requirement under the FRBNY Credit Agreement that the proceeds of these specific pending sales be applied as a mandatory prepayment under the FRBNY Facility, which would result in a permanent reduction of the FRBNY’s commitment to lend to AIG. Instead, the FRBNY has given AIGFP permission to retain the proceeds of these completed sales, and has required that such proceeds received from certain future sales be used to voluntarily prepay the FRBNY Facility, with the amounts prepaid available for future reborrowing subject to the terms of the FRBNY Facility. With the consent of the FRBNY, AIGFP is also opportunistically terminating contracts. AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with AIG’s affiliated businesses. Due to the long-term duration of AIGFP’s derivative contracts and the complexity of AIGFP’s portfolio, AIG expects that an orderly wind-down of AIGFP will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIG’s control, including market conditions, AIGFP’s access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

AIG continually evaluates overall market conditions, performance of businesses that are for sale, and market and business performance of competitors and likely bidders for these assets. This evaluation informs decision-making about the timing and process of putting businesses up for sale. Depending on market and business conditions, as noted above, AIG can modify its sales approach to maximize value for AIG and the U.S. taxpayers in the disposition process. Such a modification could result in the sale of additional or other assets.

Liquidity of Parent and Subsidiaries

AIG (Parent)

AIG Parent had the following sources of liquidity:

	As of
	June 30,	July 29,
	2009	2009
	(In millions)

Available borrowing under the FRBNY Facility	$20,000	$20,000
Available commercial paper borrowings under the CPFF	1,945	3,493
Cash and short-term investments	639	407
Available capacity under the Department of the Treasury Commitment	28,685	28,685

Total	$51,269	$52,585

As a result, AIG believes that it has sufficient liquidity at the Parent to meet its obligations through at least the next twelve months. However, no assurance can be given that AIG’s cash needs will not exceed projected amounts. Additional collateral calls at AIGFP, a further downgrade of AIG’s credit ratings or unexpected capital or liquidity needs of AIG’s subsidiaries may result in significant additional cash needs. For a further discussion of this risk, see Item 1A. Risk Factors in the 2008 Form 10-K.

Since the fourth quarter of 2008, AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets. Further, in light of the performance of AIG’s common stock, AIG does not expect to be able to issue equity securities for cash in the public markets in the foreseeable future.

American International Group, Inc. and Subsidiaries

Historically AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG’s current financial situation, many of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG (see Item 1A. Risk Factors in the 2008 Form 10-K). As a result, AIG has been dependent on the FRBNY Facility, the CPFF and other transactions with the FRBNY and the Department of the Treasury as its primary sources of liquidity. Primary uses of cash flow are for debt service and subsidiary funding. In the six-month period ended June 30, 2009, AIG parent collected $608 million in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), and retired $381 million of debt, excluding MIP and Series AIGFP debt. Excluding MIP and Series AIGFP debt, AIG parent made interest payments totaling $1.0 billion, and made $2.3 billion in net capital contributions to subsidiaries in the six months ended June 30, 2009. In addition, during the six months ended June 30, 2009, AIG parent made loans totaling $1.2 billion to wholly owned subsidiaries, which in turn principally were used to make capital contributions to insurance companies.

AIG parent traditionally funded a portion of its short-term working capital needs through commercial paper issued by AIG Funding. Since October 2008, all commercial paper issuance for AIG Funding has been through the CPFF program. AIG Funding was accepted into the CPFF with a total borrowing limit of $6.9 billion, and had approximately $4.9 billion and $3.4 billion outstanding at June 30, 2009 and July 29, 2009, respectively. All commercial paper outstanding for AIG Funding as of these dates was issued under the CPFF. As of June 30, 2009 and July 29, 2009, AIG Funding’s commercial paper program had average maturities of 25 days, and 86 days, respectively. The Board of Governors of the Federal Reserve System has extended the CPFF program until February 1, 2010, with the maximum final maturity of 90 days from that date. If AIG’s short-term ratings are downgraded, AIG may lose access to the CPFF and would be required to find other sources to fund the maturing commercial paper.

AIG expects to use a portion of the proceeds from the repayment of intercompany debt received in connection with the sales of assets to fund maturing commercial paper.

AIG’s liquidity could also be further impaired by unforeseen significant outflows of cash. This situation may arise due to circumstances that AIG may be unable to control, such as a further reduction in asset values, a ratings downgrade, a worsening of the current recession or the requirements of subsidiaries to replace capital as a consequence of catastrophe claims. Regulatory and other legal restrictions would likely limit AIG’s ability to transfer funds freely, either to or from its subsidiaries.

General Insurance

During the six months ended June 30, 2009, AIG made a capital contribution of $641 million to a Commercial Insurance subsidiary, all of which was returned as a dividend to AIG in July 2009. In addition, in connection with the sale by a Commercial Insurance subsidiary of a portion of its common shares of Transatlantic, AIG made a capital contribution of $91 million in the second quarter of 2009 to that company.

AIG currently expects that its General Insurance subsidiaries will be able to continue to meet their obligations as they come due through cash from operations and, to the extent necessary, asset dispositions. One or more large catastrophes, however, may require AIG to provide additional support to the affected General Insurance operations. In addition, further downgrades in AIG’s credit ratings could put pressure on the insurer financial strength ratings of these subsidiaries. A downgrade in the insurer financial strength ratings of an insurance company subsidiary could result in non-renewals or cancellations by policyholders and adversely affect these companies’ ability to meet their own obligations and require that AIG provide capital or liquidity support to them. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity in the 2008 Form 10-K.

At June 30, 2009, General Insurance had liquidity in the form of cash and short-term investments of $12.4 billion. These are consolidated cash and short-term investments for a number of legal entities within General Insurance. Generally, these assets are not transferable across various legal entities; however, there are generally sufficient cash and short-term investments within those legal entities such that they can meet their individual liquidity needs. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity securities. Government and corporate bonds represented 95.8 percent of General Insurance total fixed income

American International Group, Inc. and Subsidiaries

investments at June 30, 2009. Given the size and liquidity profile of AIG’s General Insurance investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. AIG’s asset/liability management process takes into account the expected maturity of investments and the specific nature and risk profile of liabilities. Historically, there has been no significant variation between the expected maturities of AIG’s General Insurance investments and the payment of claims.

Life Insurance & Retirement Services

At June 30, 2009, Life Insurance & Retirement Services had liquidity in the form of cash and short-term investments of $39.8 billion. These are consolidated cash and short-term investments for a number of legal entities within Life Insurance & Retirement Services. Generally, these assets are not transferable across various legal entities; however, there are generally sufficient cash and short-term investments within those legal entities such that they can meet their individual liquidity needs. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity securities. Government and corporate bonds represented 86.2 percent of Life Insurance & Retirement Services total fixed income investments at June 30, 2009. Given the size and liquidity profile of AIG’s Life Insurance & Retirement Services investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. The Life Insurance & Retirement Services subsidiaries have been able to meet liquidity needs, even during the period of higher surrenders which was experienced from mid-September 2008 through June 30, 2009, and expect to be able to do so in the foreseeable future. A significant increase in policy surrenders and withdrawals, which could be triggered by a variety of factors, including AIG specific concerns, could result in a substantial liquidity strain. Other potential events causing a liquidity strain could include economic collapse of a nation or region significant to Life Insurance & Retirement Services operations, nationalization, catastrophic terrorist acts, pandemics or other economic or political upheaval.

Foreign Life Insurance Companies

AIG’s Foreign Life Insurance companies (including ALICO) had significant capital needs following publicity of AIG parent’s liquidity issues, related credit ratings downgrades and the decline in the equity markets in 2008. During the six months ended June 30, 2009, AIG provided funding of $300 million to a subsidiary within the Foreign Life Insurance companies.

AIG believes that its Foreign Life Insurance subsidiaries have adequate capital to support their business plans through 2009. However, to the extent the investment portfolios of the Foreign Life Insurance companies continue to be adversely affected by market conditions, AIG may need to lend or contribute additional capital to these companies. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity in the 2008 Form 10-K.

Domestic Life Insurance and Domestic Retirement Services Companies

During the six months ended June 30, 2009, AIG contributed capital totaling $2.4 billion to certain of its Domestic Life Insurance and Domestic Retirement Services subsidiaries (of which $165 million was retained in the Domestic Life Insurance holding company and not contributed to the operating companies) to replace a portion of the capital lost as a result of net realized capital losses (primarily resulting from other-than-temporary impairment charges) and other investment-related items. Of this amount, $1.2 billion was funded by a drawdown under the Department of the Treasury Commitment in May 2009. Further capital contributions may be required to maintain desired levels of capital to the extent the investment portfolios of the Domestic Life Insurance and Domestic Retirement Services companies continue to be adversely affected by market conditions.

The most significant potential liquidity needs of AIG’s Domestic Life Insurance and Domestic Retirement Services companies are the funding of surrenders and the restoration of capital eroded by investment related losses. A substantial increase in these needs could place stress on the liquidity of these companies. However, AIG currently has sufficient short-term liquidity to meet such demands. For a discussion of AIG’s potential inability to support its subsidiaries, see Item 1A. Risk Factors — Liquidity in the 2008 Form 10-K.

American International Group, Inc. and Subsidiaries

Financial Services

AIG’s major Financial Services operating subsidiaries consist of ILFC, AIGFP, AGF and AIG Consumer Finance Group, Inc. (AIGCFG). Traditional sources of funds considered in meeting the liquidity needs of these operations are generally no longer available. These sources included issuances of guaranteed investment agreements (GIAs), issuance of long-and short-term debt, issuance of commercial paper, bank loans and bank credit facilities. However, ILFC has been able to finance Airbus aircraft purchases under its 2004 Export Credit Agency (ECA) Facility, as further described below, and AIGCFG has been able to retain a significant portion of customer deposits, providing a measure of liquidity.

ILFC

Prior to September 2008, ILFC’s traditional sources of liquidity had been collections of aircraft lease payments, borrowings in the public debt markets, borrowings under its 1999 and 2004 ECA Facilities to fund aircraft purchases, proceeds of aircraft sales and income from third parties for fleet management services.

During the first six months of 2009, ILFC was unable to borrow in the public debt markets and, due to downgrades in its short-term credit rating, lost access to the CPFF and therefore borrowed $1.7 billion from AIG Funding to repay its maturing debt and other contractual obligations. In addition, ILFC borrowed approximately $161 million through secured financing arrangements. ILFC is currently pursuing additional secured financings from banks and manufacturers. ILFC has the capacity under its present facilities and indentures to enter into secured financing of approximately $5.0 billion (or more through subsidiaries that qualify as non-restricted subsidiaries under ILFC’s indentures, subject to the receipt of any required consents under the FRBNY Facility and under its bank facilities and terms loans). If ILFC does not receive sufficient secured financing, AIG expects that ILFC’s current borrowings and future cash flows from operations, which may include aircraft sales, will be inadequate to permit ILFC to meet its existing obligations. Therefore, AIG intends to provide support to ILFC through August 15, 2010 to the extent that secured financing, aircraft sales and other sources of funds are not sufficient.

Under its current long-term debt ratings, ILFC needs written consent from the security trustee of its 2004 ECA Facility before it can fund Airbus purchases under the facility. ILFC financed 24 aircraft under the facility during the first six months of 2009, 18 of which required written consent, which was obtained. ILFC’s current credit ratings also require segregation of security deposits and maintenance reserves related to aircraft funded under both its 1999 and 2004 ECA Facilities into separate accounts. At June 30, 2009, ILFC had segregated approximately $264 million of deposits and maintenance reserves. As a result of Moody’s downgrade of ILFC’s long-term debt ratings to Baa3 on July 31, 2009, ILFC will be required to segregate subsequent rental payments on the aircraft funded under its 2004 ECA Facility and may be required to transfer control of the segregated rentals, maintenance reserves and security deposits related to these aircraft, currently $192.7 million, to the security trustee of the facility. ILFC may also be required to file individual mortgages on the aircraft funded under the facility in the respective local jurisdictions in which its lessees operate. The amount of funds segregated fluctuates with changes in the related deposits, maintenance reserves and debt maturities. Further downgrades by S&P and Moody’s could impose additional restrictions under the 1999 ECA Facility, including the requirement to segregate rental payments and to receive prior consent to withdraw funds from the segregated accounts.

AIGFP

Prior to September 2008, AIGFP had historically funded its operations through the issuance of notes and bonds, GIA borrowings, other structured financing transactions and repurchase agreements.

In the second half of 2008, AIGFP’s access to its traditional sources of liquidity was significantly reduced and it relied on AIG parent to meet most of its liquidity needs. AIGFP’s asset backed commercial paper conduit, Curzon Funding LLC, was accepted into the CPFF with a total borrowing limit of $7.2 billion, and had approximately $6.2 billion outstanding at July 29, 2009. Separately, a structured investment vehicle sponsored, but not consolidated, by AIGFP, Nightingale Finance LLC, was also accepted into the CPFF with a borrowing limit of $1.1 billion. As of July 29, 2009, this vehicle had issued approximately $1.1 billion under the CPFF. If AIG’s short-term ratings are downgraded, these entities may lose access to the CPFF and would be required to find other sources to fund the maturing commercial paper.

American International Group, Inc. and Subsidiaries

The following table presents a rollforward of the amount of collateral posted by AIGFP:

		Additional
	Collateral	Postings,	Collateral	Collateral
Six Months Ended	Posted as of	Netted by	Returned by	Posted as of
June 30, 2009	December 31, 2008	Counterparty	Counterparties	June 30, 2009
		(In millions)

Collateralized GIAs and other borrowings	$9,401	$374	$2,533	$7,242
Derivatives (including super senior credit default swaps)	22,791	6,146	9,532	19,405

Total	$32,192	$6,520	$12,065	$26,647

AGF

Prior to September 2008, AGF’s traditional source of liquidity has been collections of customer receivables and borrowings in the public markets.

With its continued inability to access traditional capital market sources, AGF anticipates that its primary source of funds to support its operations and repay its obligations will be customer receivable collections. In order to improve cash flow from operations, AGF has significantly limited its lending activities and aggressively managed its expenses. Since September 2008 and through July 2009, AGF’s alternative funding sources have included proceeds of $1.4 billion from real estate loan portfolio sales and initial cash proceeds of $967 million from a real estate loan securitization. AGF is considering additional sales and/or securitizations of its finance receivables. AIG intends to provide support to AGF through August 15, 2010 to the extent that asset sales, securitizations and/or other transactions are not sufficient. In March 2009, AIG made a $600 million capital contribution to AGF (through AIG Capital Corporation), and AGF loaned $800 million to AIG parent under a demand note.

With AIG’s continued support, AIG believes that AGF will have adequate funds to meet its debt and other obligations payable during the next twelve months.

AIGCFG

AIG believes that the funding needs of AIGCFG have stabilized, but it is possible that renewed customer and counterparty concerns could substantially increase AIGCFG’s liquidity needs in 2009. During the first six months of 2009 and through July 31, 2009, AIG has completed the sale of certain AIGCFG businesses in China, Thailand, the Philippines and Mexico.

Asset Management

Asset Management’s principal cash requirements are to fund general working capital needs, investment commitments related to proprietary investments in private equity and real estate as well as any liquidity mismatches in the Spread-Based Investment business. Management continues to work closely with partners and counterparties to manage future funding requirements on proprietary investments through various strategies including through relinquishing rights in certain properties and funds and the restructuring of investment relationships.

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

American International Group, Inc. and Subsidiaries

price adequate to settle the corresponding liabilities when they come due. In such a case, AIG parent would need to fund the obligations.

Debt

Total debt was as follows:

	June 30,	December 31,
	2009	2008
	(In millions)

Debt issued by AIG:
FRBNY Facility (secured)	$44,816	$40,431
Notes and bonds payable	11,392	11,756
Junior subordinated debt	12,001	11,685
Junior subordinated debt attributable to equity units	5,880	5,880
Loans and mortgages payable	381	416
MIP matched notes and bonds payable	13,137	14,446
Series AIGFP matched notes and bonds payable	3,980	4,660

Total AIG debt	91,587	89,274

Debt guaranteed by AIG:
AIGFP, at fair value
Commercial paper and other short-term debt(a)	6,233	6,802
GIAs	9,070	13,860
Notes and bonds payable	3,530	5,250
Loans and mortgages payable	2,023	2,175
Hybrid financial instrument liabilities	1,530	2,113

Total AIGFP debt	22,386	30,200

AIG Funding commercial paper(a)	4,919	6,856

AIGLH notes and bonds payable	798	798

Liabilities connected to trust preferred stock	1,339	1,415

Total debt issued or guaranteed by AIG	121,029	128,543

Debt not guaranteed by AIG:
ILFC
Commercial paper and other short-term debt(a)	100	1,748
Junior subordinated debt	999	999
Notes and bonds payable, ECA Facilities and bank financings(b)	29,323	30,047

Total ILFC debt	30,422	32,794

AGF
Commercial paper and other short-term debt	15	188
Junior subordinated debt	349	349
Notes and bonds payable	21,353	23,089

Total AGF debt	21,717	23,626

AIGCFG
Commercial paper and other short-term debt	82	124
Loans and mortgages payable	1,036	1,596

Total AIGCFG debt	1,118	1,720

Other subsidiaries	391	670

Debt of consolidated investments held through:
AIG Investments	539	1,300
AIG Global Real Estate Investment	4,466	4,545
SunAmerica	11	5

Total debt of consolidated investments	5,016	5,850

Total debt not guaranteed by AIG	58,664	64,660

Total debt:
Total commercial paper and other short-term debt	197	613
Federal Reserve Bank of New York commercial paper funding facility	11,152	15,105
Total long-term debt	168,344	177,485

Total debt	$179,693	$193,203

(a)	Includes borrowings of $6.2 billion and $4.9 billion for AIGFP (through Curzon Funding LLC, AIGFP’s asset-backed commercial paper conduit) and AIG Funding, respectively, under the CPFF at June 30, 2009 and $6.8 billion, $6.6 billion and $1.7 billion, respectively, for AIGFP (through Curzon Funding LLC, AIGFP’s

American International Group, Inc. and Subsidiaries

asset-backed commercial paper conduit), AIG Funding and ILFC, respectively, under the CPFF at December 31, 2008.

(b)	Includes borrowings under the 1999 and 2004 ECA Facility of $3.2 billion and $2.4 billion at June 30, 2009 and December 31, 2008, respectively.

Long-Term Debt

A roll forward of long-term debt, excluding debt of consolidated investments, was as follows:

	Balance at		Maturities	Effect of	Other	Balance at
	December 31,		and	Foreign	Non-Cash	June 30,
Six Months Ended June 30, 2009	2008	Issuances	Repayments	Exchange	Changes*	2009
	(In millions)

AIG
FRBNY Facility	$40,431	$15,700	$(12,500)	$—	$1,185	$44,816
Notes and bonds payable	11,756	—	(381)	94	(77)	11,392
Junior subordinated debt	11,685	—	—	315	1	12,001
Junior subordinated debt attributable to equity units	5,880	—	—	—	—	5,880
Loans and mortgages payable	416	—	(37)	2	—	381
MIP matched notes and bonds payable	14,446	—	(1,159)	(1)	(149)	13,137
Series AIGFP matched notes and bonds payable	4,660	—	(335)	—	(345)	3,980

AIGFP, at fair value
GIAs	13,860	349	(2,584)	—	(2,555)	9,070
Notes and bonds payable and hybrid financial instrument liabilities	7,363	14	(1,442)	—	(875)	5,060
Loans and mortgages payable	2,175	—	(99)	—	(53)	2,023

AIGLH notes and bonds payable	798	—	—	—	—	798
Liabilities connected to trust preferred stock	1,415	—	—	—	(76)	1,339
ILFC notes and bonds payable, ECA
Facilities and bank financings	30,047	1,228	(2,023)	68	3	29,323
ILFC junior subordinated debt	999	—	—	—	—	999
AGF notes and bonds payable	23,089	—	(1,812)	104	(28)	21,353
AGF junior subordinated debt	349	—	—	—	—	349
AIGCFG loans and mortgages payable	1,596	738	(1,251)	(44)	(3)	1,036
Other subsidiaries	670	—	(34)	1	(246)	391

Total	$171,635	$18,029	$(23,657)	$539	$(3,218)	$163,328

*	Includes $1.2 billion of accrued compounding interest and fees on the FRBNY Facility and a decline of $3.5 billion in the fair value of AIGFP debt.

American International Group, Inc. and Subsidiaries

Maturities of long-term debt, excluding borrowings of consolidated investments, are as follows:

		Remainder	Year Ending
At June 30, 2009	Total	of 2009	2010	2011	2012	2013	2014	Thereafter
	(In millions)

AIG:
FRBNY Facility	$44,816	$—	$—	$—	$—	$44,816	$—	$—
Notes and bonds payable	11,392	1,000	1,350	530	27	998	—	7,487
Junior subordinated debt	12,001	—	—	—	—	—	—	12,001
Junior subordinated debt attributable to equity units	5,880	—	—	—	—	—	—	5,880
Loans and mortgages payable	381	—	—	—	334	—	—	47
MIP matched notes and bonds payable	13,137	—	2,248	3,155	2,102	881	380	4,371
Series AIGFP matched notes and bonds payable	3,980	4	38	27	56	3	—	3,852

Total AIG	91,587	1,004	3,636	3,712	2,519	46,698	380	33,638

AIGFP, at fair value:
GIAs	9,070	571	689	282	273	267	679	6,309
Notes and bonds payable	3,530	1,509	496	157	513	39	76	740
Loans and mortgages payable	2,023	1,051	305	191	190	77	149	60
Hybrid financial instrument liabilities	1,530	144	225	202	74	231	129	525

Total AIGFP	16,153	3,275	1,715	832	1,050	614	1,033	7,634

AIGLH notes and bonds payable	798	—	500	—	—	—	—	298

Liabilities connected to trust preferred stock	1,339	—	—	—	—	—	—	1,339

ILFC(a):
Notes and bonds payable	18,394	1,451	4,002	4,380	3,572	3,542	1,042	405
Junior subordinated debt	999	—	—	—	—	—	—	999
ECA Facilities(b)	3,221	280	507	419	389	389	384	853
Bank financings	7,708	2,466	2,116	2,849	165	16	37	59

Total ILFC	30,322	4,197	6,625	7,648	4,126	3,947	1,463	2,316

AGF(a):
Notes and bonds payable(c)	21,353	4,870	4,179	3,148	2,079	2,122	380	4,575
Junior subordinated debt	349	—	—	—	—	—	—	349

Total AGF	21,702	4,870	4,179	3,148	2,079	2,122	380	4,924

AIGCFG Loans and mortgages payable(a)	1,036	460	546	10	8	7	3	2
Other subsidiaries(a)	391	3	3	5	4	3	5	368

Total	$163,328	$13,809	$17,204	$15,355	$9,786	$53,391	$3,264	$50,519

(a)	AIG does not guarantee these borrowings.

(b)	Reflects future minimum payment for ILFC’s borrowings under the 1999 and 2004 ECA Facilities.

(c)	On July 9, 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on its 364-Day Syndicated Facility into one-year term loans. These termed-out loans must be repaid by July 9, 2010.

American International Group, Inc. and Subsidiaries

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

As of June 30, 2009, approximately $7.1 billion principal amount of senior notes were outstanding under AIG’s medium-term note program, of which $3.2 billion was used for AIG’s general corporate purposes, $561 million was used by AIGFP (included within “Series AIGFP matched notes and bonds payable” in the preceding tables) and $3.3 billion was used to fund the MIP. The maturity dates of these notes range from 2009 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

As of June 30, 2009, the equivalent of $11.3 billion of notes were outstanding under AIG’s Euro medium-term note program, of which $9.3 billion were used to fund the MIP and the remainder was used for AIG’s general corporate purposes. The aggregate amount outstanding includes a $686 million loss resulting from foreign exchange translation into U.S. dollars, including a $45 million loss related to notes issued by AIG for general corporate purposes and a $641 million loss related to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

AIGFP

Approximately $3.3 billion of AIGFP’s debt maturing through June 30, 2010 is fully collateralized with assets backing the corresponding liabilities. However, mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and AIGFP’s ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG parent.

ILFC

ILFC has a $4.3 billion 1999 ECA Facility that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.77 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At June 30, 2009, ILFC had 37 loans with a remaining principal balance of $232 million outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.

ILFC has a similarly structured 2004 ECA Facility, which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through June 30, 2010. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 2.25 percent or at fixed rates ranging from 4.20 percent to 4.71 percent. At June 30, 2009, ILFC had approximately $3.0 billion outstanding under this facility. At June 30, 2009, the interest rate of the loans outstanding ranged from 1.24 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to these facilities are included in ILFC’s notes and bonds payable in the preceding table of borrowings.

At June 30, 2009, the total funded amount of ILFC’s bank financings was $7.6 billion, which includes $6.5 billion of revolving credit facilities (see Revolving Credit Facilities below). The fundings mature through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.25 percent to 1.63 percent. At June 30, 2009, the interest rates ranged from 0.91 percent to 2.25 percent. AIG does not guarantee any of the debt obligations of ILFC.

American International Group, Inc. and Subsidiaries

In April 2009, ILFC entered into a $100 million 90-day promissory note agreement with a supplier in connection with the purchase of an aircraft. The interest rate was fixed at an annual rate of 5.00 percent. The note was paid in full in July 2009, when it matured.

AGF

As of June 30, 2009, notes and bonds aggregating $21.4 billion were outstanding with maturity dates ranging from 2009 to 2031 at interest rates ranging from 0.71 percent to 9.00 percent. To the extent considered appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

AIG does not guarantee any of the debt obligations of AGF but has provided a capital support agreement for the benefit of AGF’s lenders under the AGF 364-Day Syndicated Facility. Under this support agreement, AIG has agreed to cause AGF to maintain (1) consolidated net worth of $2.2 billion and (2) an adjusted tangible leverage ratio of less than or equal to 8 to 1 at the end of each fiscal quarter. This support agreement only benefits the lenders under the AGF 364-Day Syndicated Facility and does not benefit, and is not enforceable by, any of the other creditors of AGF. This support agreement continued for the benefit of AGF’s lenders upon the conversion of the facility borrowings into one-year term loans in July 2009.

Revolving Credit Facilities

AIG, ILFC and AGF maintain committed, unsecured revolving credit facilities listed on the table below in order to support their respective commercial paper programs and for general corporate purposes. Some of the facilities, as noted below, contain a “term-out option” allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans. Both ILFC and AGF have drawn the full amount available under their revolving credit facilities. In July 2009, AIG’s 364-Day Syndicated Facility expired and, in August 2009, AIG terminated its 5-Year Syndicated Facility. As a result, AIG no longer has access to these facilities referenced in the table below.

A summary of revolving credit facilities is as follows:

					One-Year
At June 30, 2009			Available		Term-Out
Facility	Size	Borrower(s)	Amount	Expiration	Option
(In millions)

AIG:
364-Day Syndicated Facility	$2,125	AIG/AIG Funding(a)	$2,125	July 2009(b)	Yes
5-Year Syndicated Facility	1,625	AIG/AIG Funding(a)	1,625	July 2011(c)	No

Total AIG	$3,750		$3,750

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$—	October 2011	No
5-Year Syndicated Facility	2,000	ILFC	—	October 2010	No
5-Year Syndicated Facility	2,000	ILFC	—	October 2009	No

Total ILFC	$6,500		$—

AGF:
364-Day Syndicated Facility	$2,450	American General Finance Corporation	$—	July 2009(d)	Yes
		American General Finance, Inc.(e)	—
5-Year Syndicated Facility	2,125	American General Finance Corporation	—	July 2010	No

Total AGF	$4,575		$—

(a)	Guaranteed by AIG.

(b)	On July 9, 2009, AIG’s 364-Day Syndicated Facility expired according to its terms. AIG and AIG Funding no longer have access to this facility.

(c)	On August 6, 2009, AIG voluntarily terminated its 5-Year Syndicated Facility. AIG and AIG Funding no longer have access to this facility.

American International Group, Inc. and Subsidiaries

(d)	On July 9, 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on its 364-Day Syndicated Facility into one-year term loans. These termed-out loans must be repaid by July 9, 2010.

(e)	American General Finance, Inc. is an eligible borrower for up to $400 million only.

Credit Ratings

The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 31, 2009. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating’s relative rank within the agency’s rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt			Senior Long-Term Debt
	Moody’s	S&P	Fitch	Moody’s(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)(f)	A-1 (1st of 8)(f)	F1 (1st of 5)	A3 (3rd of 9)(f)	A- (3rd of 8)(f)	BBB (4th of 9)(h)
AIG Financial Products Corp.(d)	P-1(f)	A-1(f)	—	A3(f)	A-(f)	—
AIG Funding, Inc.(d)	P-1(f)	A-1	F1	—	—	—
ILFC	P-3 (3rd of 3)(j)	A-2(2nd of 8)(e)	F2(g)	Baa3 (4th of 9)(j)	BBB+(4th of 8)(e)	BBB (4th of 9)(g)
American General Finance Corporation	P-3(j)	B (4th of 8)	—	Baa3 (4th of 9)(j)	BB+(5th of 8)(f)	BB (i)
American General Finance, Inc.	P-3(j)	B (4th of 8)	—	—	—	BB(i)

(a)	Moody’s appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories.

(b)	S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(c)	Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(d)	AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding.

(e)	Credit Watch Negative.

(f)	Negative Outlook.

(g)	Rating Watch Evolving.

(h)	Evolving Outlook.

(i)	Rating Watch Negative.

(j)	Under Review Negative.

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

American International Group, Inc. and Subsidiaries

obligations by an obligor with higher debt ratings. Furthermore, certain downgrades of AIG’s long-term senior debt ratings would permit either AIG or the counterparties to elect early termination of contracts.

The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. For a discussion of the effect of a downgrade in AIG’s credit ratings on AIGFP’s outstanding municipal GIAs, secured funding arrangements and financial derivative transactions, see Item 1A. Risk Factors in the 2008 Form 10-K.

Contractual Obligations

Contractual obligations in total, and by remaining maturity, are as follows:

		Payments due by Period
	Total	Remainder	2010 –	2012 –
At June 30, 2009	Payments	of 2009	2011	2013	2014	Thereafter
	(In millions)

Borrowings(a)	$118,512	$13,809	$32,559	$18,361	$3,264	$50,519
FRBNY Facility	44,816	—	—	44,816	—	—
Interest payments on borrowings	69,043	2,201	8,833	15,451	3,005	39,553
Loss reserves(b)	82,088	10,015	26,432	14,571	4,761	26,309
Insurance and investment contract liabilities(c)	633,681	21,375	38,323	43,211	22,302	508,470
GIC liabilities(d)	12,415	3,440	2,013	3,080	124	3,758
Aircraft purchase commitments	14,271	580	490	2,917	1,791	8,493
Other long-term obligations	503	188	275	20	6	14

Total(e)(f)	$975,329	$51,608	$108,925	$142,427	$35,253	$637,116

(a)	Excludes commercial paper and borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.

(b)	Represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments.

(c)	Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG’s control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on inforce policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

(d)	Represents guaranteed maturities under GICs.

(e)	Does not reflect unrecognized tax benefits of $3.7 billion, the timing of which is uncertain.

(f)	The majority of AIGFP’s credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At June 30, 2009, the fair value derivative liability was $5.3 billion relating to AIGFP’s super senior multi-sector CDO credit default swap portfolio, net of amounts realized in

American International Group, Inc. and Subsidiaries

extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, AIGFP has posted collateral of $4.6 billion with respect to these swaps (prior to offsets for other transactions).

Off-Balance Sheet Arrangements and Commercial Commitments

Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity were as follows:

			Amount of Commitment Expiration
	Total Amounts	Remainder	2010 –	2012 –
At June 30, 2009	Committed	of 2009	2011	2013	2014	Thereafter
	(In millions)

Guarantees:
Liquidity facilities(a)	$922	$—	$556	$215	$—	$151
Standby letters of credit	1,284	1,100	34	19	—	131
Construction guarantees(b)	239	2	145	—	—	92
Guarantees of indebtedness	381	163	—	—	—	218
All other guarantees	2,126	20	46	188	49	1,823
Commitments:
Investment commitments(c)	7,929	2,387	2,447	1,641	409	1,045
Commitments to extend credit	305	94	168	35	6	2
Letters of credit	266	182	83	1	—	—
Other commercial commitments(d)	697	36	—	—	—	661

Total(e)	$14,149	$3,984	$3,479	$2,099	$464	$4,123

(a)	Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)	Primarily SunAmerica construction guarantees connected to affordable housing investments.

(c)	Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad.

(d)	Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The annual pension contribution for 2009 is expected to be approximately $600 million for U.S. and non-U.S. plans.

(e)	Does not include guarantees or other support arrangements among AIG consolidated entities.

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

Under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, AIG consolidates a VIE when it is the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIE’s expected losses; (ii) receives a majority of the VIE’s expected residual returns; or (iii) both. For a further discussion of AIG’s involvement with VIEs, see Note 6 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Outlook

Global financial markets recovered somewhat in the second quarter of 2009, with investors apparently anticipating a bottoming-out of the economic recession. This relative optimism, increased liquidity and perceived stabilization of the financial sector and mortgage markets precipitated a rally in bond, equity and commodity markets. Prices, which had been severely depressed in recent quarters, stabilized and, in some cases, rose significantly. Certain sectors, such as commercial mortgages and municipal bonds, continue to experience lagged effects of the recession, and thus the price rally, while widespread, was not uniform.

As AIG implements the proposed transactions with the FRBNY described in Note 1 to the Consolidated Financial Statements and executes its plans for repaying the FRBNY Facility, AIG expects to incur significant additional restructuring-related charges, such as accelerated amortization of the prepaid commitment asset and, potentially, the write-off of intangible assets. Further, if AIG continues to incur losses in its businesses, AIG may need to write off material amounts of goodwill and deferred tax assets.

On June 10, 2009, the Treasury Department issued regulations implementing the compensation limits of the American Recovery and Reinvestment Act of 2009. These regulations restrict the amount of bonus and other incentive compensation that a company may pay to certain employees. For AIG these limits apply to the five executives named in AIG’s proxy statement and the next twenty highest paid employees of AIG. The regulations also create the Office of Special Master for TARP Executive Compensation, which is responsible for interpreting and applying the compensation regulations. AIG is required to obtain the Special Master’s approval of the compensation of AIG’s five named executives and next 20 most highly compensated employees, and the compensation structure of AIG’s executive officers and 100 most highly compensated employees. Given the restrictions on compensation contained in these regulations, and the necessity of obtaining Special Master approval for compensation of AIG’s most highly compensated employees, it is possible that AIG may be unable to create a compensation structure that permits AIG to retain its highest performing employees.

Almost all of AIG’s businesses were adversely affected in the first half of 2009 by the criticism and negative publicity that surrounded the honoring of and payment of retention contracts to employees of AIGFP. For a discussion of the effect that continued or renewed criticism or additional negative publicity may have on AIG, see Item 1A. Risk Factors in Part II of AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

General Insurance

AIG’s General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance and various personal lines both domestically and abroad and constitute Commercial Insurance and the Foreign General Insurance Group. On July 27, 2009, it was announced that AIG’s General Insurance would undergo a rebranding and would do business as Chartis, which will consist of Commercial Insurance (operating as Chartis U.S.), Foreign General Insurance (operating as Chartis International), and Private Client Group (part of Chartis U.S.).

AIG’s Commercial Insurance operations have been generally successful in retaining clients, however, some clients have reduced the number of lines or limits of coverage. This trend of de-risking is due in part to the overall state of the economy as well as continued concerns over AIG’s financial strength. New business production has also been impacted by the economic downturn, primarily in workers’ compensation, construction, transportation and real estate lines of business. Rates in the second quarter remained stable reflecting the upward pressure on premiums from the combination of investment and underwriting losses suffered by the commercial insurance industry, partially offset by the effects of the current recessionary environment, such as employment levels for workers’ compensation coverages and shipments of goods for commercial automobile coverages, as well as the recent introduction of new competitors in the marketplace.

For third quarter, 2009, Foreign General Insurance expects to be able to maintain solid client retention rates in key regions and achieve satisfactory underwriting results despite the challenging environment. The trend of de-risking by some customers and the economic downturn will continue to adversely affect Foreign General’s net premiums written, primarily through a decline in new business production. Although Foreign General continues to face challenges in commercial lines, particularly in the U.K. and Europe regions, due to increased competition and

American International Group, Inc. and Subsidiaries

worldwide credit related insurance exposures, its traditional capabilities of servicing its customers, innovation and claims paying ability continue to attract new accounts.

Life Insurance & Retirement Services

AIG expects that negative publicity about AIG during the first half of 2009, AIG’s previously announced asset disposition plan and the uncertainties related to AIG will continue to adversely affect Life Insurance & Retirement Services operations for the remainder of 2009, especially in the domestic businesses. In addition, although the markets are showing signs of modest recovery, the continued market disruption will adversely affect operating income for the remainder of 2009, especially with respect to deferred policy acquisition costs (DAC) and sales inducement asset (SIA) amortization, net investment income and net realized capital gains (losses). In addition, AIG’s issues have affected certain operations through higher surrender activity, primarily in the U.S. domestic retirement fixed annuity business and foreign investment-oriented and retirement products. While surrender levels have declined from their peaks in mid-September of 2008, they continue to be higher than historic levels in certain products and countries and AIG expects surrender activity to continue to be volatile.

These uncertainties, together with rating agency downgrades, have resulted in significantly reduced levels of new sales activity, particularly among products and markets where ratings are critical. Sales of investment-oriented and retirement services products have also declined due to the general decline in the equity markets. New sales activity is expected to remain at lower levels for certain markets until the uncertainties relating to AIG are resolved. With the transactions noted below, AIA and ALICO have experienced improved operating conditions and are expected to continue to improve as the separation from AIG and rebranding initiatives continue.

On June 25, 2009, AIG and AIRCO entered into the AIA Purchase Agreement with the FRBNY and AIG entered into the ALICO Purchase Agreement with the FRBNY. The transactions contemplated by the AIA Purchase Agreement and the ALICO Purchase Agreement are conditioned on one another and subject to certain other conditions, including regulatory approvals. It is expected that the transactions will result in a $25 billion permanent reduction in the FRBNY credit facility.

With the adoption of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2), AIG expects future investment yields to decline compared to the same periods in 2008 due to lower accretion. In prior periods, AIG accreted into income over the expected period to recovery the discount or reduced premium resulting from the reduction in the cost basis of other-than-temporarily impaired securities, which consisted primarily of securities impaired for severity reasons. For the three months ended March 31, 2009, this accretion totaled $342 million. Upon the adoption of FSP FAS 115-2, approximately $1.8 billion of previously recognized other-than-temporarily impaired charges, primarily severity related, were reclassified from Accumulated deficit to Accumulated other comprehensive income. As a consequence, commencing in the second quarter of 2009, there will be no accretion attributable to the amounts reclassified into Accumulated other comprehensive income. This will be partially offset by lower DAC and SIA amortization in future periods resulting from the adoption of FSP FAS 115-2. Additionally, higher liquidity and de-risking activities continue to negatively affect net investment income margins.

Financial Services

AIGFP began unwinding its businesses and portfolios during the fourth quarter of 2008, and these activities are expected to continue beyond 2009. In connection with these activities, AIGFP has disaggregated its portfolio of existing transactions into a number of separate “books,” and has developed a plan for addressing each book, including assessing each book’s risks, risk mitigation options, monitoring metrics and certain implications of various potential outcomes. Each plan has been reviewed by a steering committee whose membership includes senior executives of AIG. The plans are subject to change as efforts progress and as conditions in the financial markets evolve, and they contemplate, depending on the book in question, alternative strategies, including sales, assignments or other transfers of positions, terminations of positions, and/or run-offs of positions in accordance with existing terms. Execution of these plans is overseen by a transaction approval process involving increasingly senior members of AIGFP’s and AIG’s respective management groups as specific actions entail greater liquidity and financial consequences. Successful execution of these plans is subject, to varying degrees depending on the

American International Group, Inc. and Subsidiaries

transactions of a given book, to market conditions and, in many circumstances, counterparty negotiation and agreement.

As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. AIGFP has already reduced the size of certain portions of its portfolio, including effecting a substantial reduction in credit derivative transactions in respect of multi-sector CDOs in connection with the Maiden Lane III LLC (ML III) transaction, a sale of its commodity index business, termination and sale of its activities as a foreign exchange prime broker, and sale and other disposition of the large majority of its energy/infrastructure investment portfolio. Due to the long-term duration of many of AIGFP’s derivative contracts and to the complexity of AIGFP’s portfolio, AIG expects that an orderly wind-down will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIGFP’s control, including market conditions, AIGFP’s access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

Asset Management

Distressed global markets continue to cause depressed values of assets under management, translating to lower base management fees and continued volatility in unrealized carried interest revenues for Asset Management operations. Current strained economic conditions have caused a decline in the value of certain private equity and real estate assets held for investment purposes resulting in impairment charges. The persistence of the troubled global economy driven by tight credit markets and rising unemployment will likely continue to adversely affect operating income in future periods. Management continues to assess value declines and the permanence of such declines. These market conditions have also adversely affected the ability to pay or refinance maturing debt obligations in the private equity and real estate portfolios.

The criticism and negative publicity about AIG following the events of September 2008 and challenging market conditions have contributed to the loss of institutional and retail clients as well as significant redemptions from certain of AIG’s managed hedge and mutual funds. Client losses and redemptions have leveled off from the fourth quarter of 2008 as markets began to show signs of stabilization in the second quarter of 2009. AIG’s third party Institutional Asset Management business is not expected to launch any new funds or products in the foreseeable future.

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

American International Group, Inc. and Subsidiaries

Consolidated Results

AIG’s consolidated results of operations were as follows:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(In millions)

Revenues:
Premiums and other considerations	$17,769	$21,735	(18)%	$36,589	$42,407	(14)%
Net investment income	8,785	6,728	31	11,068	11,682	(5)
Net realized capital losses	(1,299)	(6,081)	—	(4,401)	(12,170)	—
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	636	(5,565)	—	184	(14,672)	—
Other income	3,634	3,116	17	6,543	6,717	(3)

Total revenues	29,525	19,933	48	49,983	33,964	47

Benefits, claims and expenses:
Policyholder benefits and claims incurred	17,273	18,450	(6)	33,316	34,332	(3)
Policy acquisition and other insurance expenses	5,694	6,029	(6)	10,988	11,641	(6)
Interest expense	2,600	1,333	95	5,445	2,605	109
Restructuring expenses and related asset impairment and other expenses	343	—	—	705	—	—
Other expenses	2,296	2,877	(20)	4,578	5,406	(15)

Total benefits, claims and expenses	28,206	28,689	(2)	55,032	53,984	2

Income (Loss) before income tax benefit	1,319	(8,756)	—	(5,049)	(20,020)	—
Income tax benefit	(526)	(3,357)	—	(1,761)	(6,894)	—

Net income (loss)	1,845	(5,399)	—	(3,288)	(13,126)	—
Less: Net income (loss) attributable to the noncontrolling interest	23	(42)	—	(757)	36	—

Net income (loss) attributable to AIG	$1,822	$(5,357)	—%	$(2,531)	$(13,162)	—%

Premiums and Other Considerations

Premiums and other considerations decreased in the three- and six-month periods ended June 30, 2009 compared to the same period in 2008 primarily due to:

•	a decline in Commercial Insurance reflecting the economy’s continued effect on the construction, environmental and transportation lines of businesses which were negatively affected by the credit crisis that limited capital for new projects and a decline in the workers’ compensation line of business due to lower payrolls and AIG’s strategy to remain price disciplined in this business;

•	a decrease in Foreign General Insurance due to negative effect of foreign exchange, the sale of the Brazilian operations in 2008 and lower premiums in Europe, the U.K. and Far East regions;

American International Group, Inc. and Subsidiaries

•	a decrease in Foreign Life Insurance & Retirement Services reflecting significant declines in the single premium production which continues to reflect the effect of equity markets on investment-linked and annuity products globally; and

•	a decrease in Domestic Life Insurance premiums, most notably for payout annuities.

See Segment Results herein for further discussion.

Net Investment Income

The components of consolidated net investment income were as follows:

	Three Months		Percentage	Six Months		Percentage
	Ended June 30,		Increase	Ended June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(In millions)

Fixed maturities, including short-term investments	$5,769	$5,445	6%	$8,781	$10,918	(20)%
Equity securities	123	149	(17)	207	219	(5)
Interest on mortgage and other loans	381	397	(4)	784	775	1
Partnerships	(93)	66	—	(779)	172	—
Mutual funds	285	121	136	185	(24)	—
Trading account losses	4	(133)	—	(34)	(221)	—
Other investments	344	341	1	493	540	(9)

Total investment income before policyholder income and trading gains (losses)	6,813	6,386	7	9,637	12,379	(22)
Policyholder investment income and trading losses	2,135	617	246	1,828	(168)	—

Total investment income	8,948	7,003	28	11,465	12,211	(6)
Investment expenses	163	275	(41)	397	529	(25)

Net investment income	$8,785	$6,728	31%	$11,068	$11,682	(5)%

Net investment income increased in the three-month period ended June 30, 2009 compared to the same period in 2008 due to:

•	increased policyholder investment income and trading gains and losses for Foreign Life Insurance & Retirement Services (together, policyholder trading gains (losses)), which were $2.1 billion for the three months ended June 30, 2009 compared to $606 million for the same period in 2008. Policyholder trading losses are offset by a change in policyholder benefits and claims incurred and generally reflect the trends in equity markets, principally in Japan and Asia;

•	a gain of $1.0 billion for the second quarter of 2009 associated with the change in fair value of AIG’s equity interest in ML III, reported in fixed maturities and reflected in the Other category in AIG’s segment results; and

•	lower levels of trading account losses for the Foreign Life Insurance & Retirement Services business in the U.K. associated with certain investment-linked products.

These increases were partially offset by:

•	losses from partnership investments reflecting weaker market conditions in 2009 than in 2008;

•	losses associated with the change in fair value of AIG’s equity interest in Maiden Lane II LLC (ML II) of $105 million in 2009, reported in fixed maturities and reflected in the Life Insurance & Retirement Services segment results;

American International Group, Inc. and Subsidiaries

•	lower levels of invested assets in 2009 compared to 2008; and

•	lower returns as a result of increased levels of short-term investments for liquidity purposes.

Net investment income decreased in the six-month period ended June 30, 2009 compared to the same period in 2008 primarily due to:

•	losses associated with the change in fair value of AIG’s equity interest in ML III of $939 million in 2009;

•	losses associated with the change in fair value of AIG’s equity interest in ML II of approximately $340 million in 2009;

•	losses from partnership investments reflecting significantly weaker market conditions in 2009 than in 2008;

•	lower levels of invested assets in 2009 compared to 2008; and

•	lower returns as a result of increased levels of short-term investments for liquidity purposes.

These declines were partially offset by increased policyholder trading gains (losses) for Foreign Life Insurance & Retirement Services, which were $1.8 billion for the six months ended June 30, 2009 compared to $(156) million for the same period in 2008.

Net Realized Capital Gains (Losses)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In millions)

Sales of fixed maturity securities	$873	$(29)	$793	$(10)
Sales of equity securities	170	240	136	320
Sales of real estate and other assets	(304)	172	(594)	325
Divested businesses	(566)	—	(316)	—
Other-than-temporary impairments:
Severity	(14)	(4,843)	(1,779)	(8,948)
Change in intent	(172)	(241)	(964)	(1,021)
Foreign currency declines	(186)	(633)	(352)	(1,034)
Issuer-specific credit events	(608)	(322)	(1,727)	(493)
Adverse projected cash flows on structured securities	(3)	(738)	(148)	(874)
Foreign exchange transactions	(1,302)	(74)	(1,017)	(738)
Derivative instruments	813	387	1,567	303

Total	$(1,299)	$(6,081)	$(4,401)	$(12,170)

Net realized capital losses decreased in the three-and six-month periods ended June 30, 2009 compared to the same periods in 2008 primarily due to the decline in other-than-temporary impairments driven by improved market conditions, principally in the second quarter. Additionally, the three- and six-month periods ended June 30, 2008 included non-credit impairments (i.e. severity losses) that are no longer required for fixed maturity securities upon the adoption of FSP FAS 115-2. See Note 35 to the Consolidated Financial Statements; and Investments — Portfolio Review — Other-Than-Temporary Impairments. Net realized capital losses also decreased due to favorable effect of foreign exchange transactions, which was offset by the effect of derivative instruments that did not qualify for hedge accounting treatment under FAS 133.

Unrealized Market Valuation Gains (Losses) on AIGFP Super Senior Credit Default Swap Portfolio

AIGFP reported unrealized market valuation gains related to its super senior credit default swap portfolio of $636 million and $184 million in the three- and six-month periods ended June 30, 2009, respectively, and unrealized market valuation losses of $5.6 billion and $14.7 billion in the three- and six-month periods ended June 30, 2008,

American International Group, Inc. and Subsidiaries

respectively. The change in the unrealized market valuation gains (losses) related to AIGFP’s super senior credit default swap portfolio was due to the substantial decline in outstanding net notional amount resulting from the termination of contracts in the fourth quarter of 2008 associated with the ML III transaction as well as the narrowing of corporate credit spreads. Changes in fair value of AIG’s interest in ML III are recorded in Net investment income. See Financial Services Operations — Capital Markets Results; Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities; Note 4 to the Consolidated Financial Statements; and Note 5 to the Consolidated Financial Statements in the 2008 Financial Statements.

Other Income (Loss)

Other income increased in the three-month period ended June 30, 2009 compared to the same period in 2008 due to the effect of hedging activities that did not qualify for hedge accounting treatment under FAS 133, which was driven by the weakening of the U.S. dollar against most major currencies during the second quarter of 2009. This increase was partially offset by a decline in Institutional Asset Management revenues, primarily resulting from real estate equity losses, including the effect of investment impairments and lower base management fees. Other income for the six months ended June 30, 2009 was essentially unchanged compared to the same period in 2008.

Policyholder Benefits and Claims Incurred

Policyholder benefits and claims incurred decreased in the three-and six-month periods ended June 30, 2009 compared to the same periods in 2008 due to lower claims expense in the General Insurance segment. Declines in production levels, the sale of the Brazilian operations in 2008, the effect of foreign exchange rates and the deconsolidation of Transatlantic contributed to these declines.

Policy Acquisition and Other Insurance Expenses

Policy acquisition and other insurance expenses decreased in the three-month period ended June 30, 2009 compared to the same period in 2008 primarily due to a $243 million decrease in General Insurance expenses reflecting a decline in production levels and a decrease of $192 million due to the deconsolidation of Transatlantic and disposition of HSB. These declines were partially offset by a $242 million increase in policy acquisition and other insurance expenses for Life Insurance and Retirement Services primarily due to deferred policy acquisition costs (DAC) amortization related to net realized capital gains (losses) of $141 million for the three-month period ended June 30, 2009 compared to a DAC benefit of $180 million for the same period in 2008.

Policy acquisition and other insurance expenses decreased in the six-month period ended June 30, 2009 compared to the same period in 2008 primarily due to a $314 million decrease in General Insurance expenses reflecting a decline in production levels and a decrease of $228 million due to the deconsolidation of Transatlantic and disposition of HSB Group, Inc. (HSB). These declines were partially offset by a $338 million increase in policy acquisition and other insurance expenses for Life Insurance & Retirement Services primarily due to higher DAC unlockings of $377 million related to changes in the long-term separate account growth rate assumption for Domestic Retirement Services and restructuring costs, partially offset by a higher DAC benefit of $94 million related to net realized capital losses.

Interest Expense

Interest expense increased in the three- and six-month periods ended June 30, 2009 compared to the same period in 2008 primarily due to $1.4 billion and $2.9 billion, respectively, of interest expense on the FRBNY Facility which was comprised of $822 million and $1.6 billion, respectively, of amortization of the prepaid commitment fee asset and $552 million and $1.3 billion, respectively, of accrued compounding interest. These amounts are reflected in the Other category in AIG’s segment results.

Restructuring Expenses and Related Asset Impairment and Other Expenses

In the fourth quarter of 2008, AIG commenced an organization-wide restructuring plan under which some of its businesses are being divested, some will be held for later divestiture, some are being prepared for potential offerings to the public and some will be retained. In connection with activities under this plan, AIG recorded

American International Group, Inc. and Subsidiaries

restructuring and separation expenses of $343 million in the three-month period ended June 30, 2009, consisting of severance expenses of $43 million, contract termination expenses of $19 million, asset write-downs of $10 million, other exit expenses of $146 million and separation expenses of $125 million. AIG recorded restructuring and separation expenses of $705 million in the six-month period ended June 30, 2009, consisting of severance expenses of $81 million, contract termination expenses of $39 million, asset write-downs of $21 million, other exit expenses of $281 million, and separation expenses of $283 million.

Other exit expenses primarily include professional fees related to (i) disposition activities, (ii) AIG’s capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding of AIGFP’s businesses and portfolios.

Severance and separation expenses described above include retention awards of $120 million and $281 million for the three- and six-month periods ended June 30, 2009, respectively, to key employees to maintain ongoing business operations and facilitate the successful execution of the restructuring and asset disposition plan. The awards under these retention plans were granted in 2008 and are accrued ratably over the future service periods, which range from 2008 to 2011. The total amount expected to be incurred related to these 2008 retention plans is approximately $1.1 billion. AIG made payments to the employees under these plans in 2008 and the first six months of 2009 and expects to make further payments for the remainder of 2009 through 2011. The ultimate amount paid could be less primarily due to the effect of forfeitures.

Amounts charged to expense, and expected to be charged to expense, and the total amounts expected to be incurred under the 2008 retention plans, by operating segment, are as follows:

	General	Life Insurance &	Financial	Asset
	Insurance	Retirement Services	Services	Management	Other	Total
	(In millions)

Amounts charged to expense:
Three months ended June 30, 2009	$40	$33	$33	$6	$8	$120
Six months ended June 30, 2009	69	78	91	15	28	281
Cumulative incurred since inception of restructuring plan*	152	131	378	62	101	824
Amounts expected to be incurred in future periods:
Remainder of 2009	64	62	93	13	17	249
2010	—	16	—	—	2	18
2011	—	1	—	—	—	1

Total amounts expected to be incurred in future periods	64	79	93	13	19	268

Total amounts expected to be incurred	$216	$210	$471	$75	$120	$1,092

*	Includes an adjustment of $51 million in Financial Services to increase the cumulative amount incurred since inception for retention amounts paid in 2008.

Total restructuring and separation expenses could have a material effect on future consolidated results of operations and cash flows.

See Note 2 to the Consolidated Financial Statements for additional discussion regarding restructuring and separation expenses.

Other Expenses

Other Expenses decreased in the three- and six-month periods ended June 30, 2009 compared to the same periods in 2008 primarily due to a decrease in compensation-related costs in the Financial Services and Asset Management segments and lower interest expense on GICs.

American International Group, Inc. and Subsidiaries

Income Taxes (Benefits)

The effective tax rate on pre-tax income for the three-month period ended June 30, 2009 was (40.0) percent. The effective tax rate was negative because AIG recorded a tax benefit on pre-tax income. The tax benefit was due primarily to a $1.8 billion decrease in the deferred tax valuation allowance resulting from the effects of recently announced transactions, including the sale of AIG’s headquarters building in Tokyo. This benefit was partially offset by $720 million of deferred tax expense mainly attributable to the book and tax basis differences of AIG Parent’s investment in subsidiaries, primarily attributable to AIG’s divestiture plan, and an increase of $360 million in the reserve for uncertain tax positions and other discrete period items. The effective tax rate on the pre-tax loss for the six months ended June 30, 2009 was 34.9 percent.

At June 30, 2009, AIG has recorded a net deferred tax asset after valuation allowance of $12.8 billion. This asset was net of $4.2 billion of net deferred tax liabilities related to foreign subsidiaries and certain domestic subsidiaries that file separate tax returns. Management determined that it is more likely than not that the remaining $17.0 billion net deferred tax asset is realizable. AIG has also determined that no valuation allowance is required on $4.3 billion of tax benefit on available for sale fixed maturity securities that management has asserted it has the ability and intent to hold to recovery. The remaining $12.7 billion of net deferred tax asset is supported based on management’s assessment of future income, principally related to AIG’s divestiture plan.

Realization of AIG’s net deferred tax asset depends on AIG’s ability to consummate the AIA and ALICO transactions and to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred.

Estimates of future taxable income could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG’s consolidated financial condition or its results of operations.

When making its assessment about the realization of its deferred tax assets at June 30, 2009, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed to date and additional actions expected to be completed, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts. Management has also considered the period during which it expects to receive support from the FRBNY.

The effective tax rate on the pre-tax loss for the three-month period ended June 30, 2008 was 38.4 percent. The effective tax rate was higher than the statutory rate of 35 percent due primarily to tax benefits from foreign operations and tax exempt interest. The effective tax rate on the pre-tax loss for the six-month period ended June 30, 2008 was 34.4 percent. The effective tax rate was adversely affected by $703 million of tax charges from the first three months of 2008, comprised of increases in the reserve for uncertain tax positions, tax benefits from foreign operations and tax exempt income and other discrete period items.

See Note 12 to the Consolidated Financial Statements for a rollforward of the deferred tax asset and related valuation allowance.

American International Group, Inc. and Subsidiaries

Segment Results

The following table summarizes the operations of each operating segment. (See also Note 3 to Consolidated Financial Statements.)

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(In millions)

Total Revenues(a)(b):
General Insurance(c)	$8,847	$10,120	(13)%	$16,974	$19,738	(14)%
Life Insurance & Retirement Services	14,997	10,161	48	23,854	18,913	26
Financial Services(d)(e)	2,155	(3,605)	—	3,428	(10,165)	—
Asset Management	452	797	(43)	751	648	16
Other(c)	3,276	2,845	15	5,801	5,388	8
Consolidation and eliminations	(202)	(385)	—	(825)	(558)	—

Total	$29,525	$19,933	48%	$49,983	$33,964	47%

Net realized capital gains (losses)(a)(b):
General Insurance(c)	$(45)	$(493)	—	$(653)	$(739)	—
Life Insurance & Retirement Services	297	(5,010)	—	(2,811)	(9,379)	—
Financial Services(d)	10	15	—	(24)	(136)	—
Asset Management	78	(464)	—	(74)	(1,869)	—
Other(c)	(1,639)	(129)	—	(839)	(47)	—

Total	$(1,299)	$(6,081)	—	$(4,401)	$(12,170)	—

Operating Income (loss)(a)(b):
General Insurance(c)	$971	$1,212	(20)%	$1,094	$2,727	(60)%
Life Insurance & Retirement Services	1,818	(2,401)	—	(55)	(4,232)	—
Financial Services(d)(e)	(89)	(5,905)	—	(1,211)	(14,677)	—
Asset Management	(222)	(314)	—	(855)	(1,565)	—
Other(c)	(1,337)	(1,100)	—	(3,809)	(2,046)	—
Consolidation and eliminations	178	(248)	—	(213)	(227)	—

Total	$1,319	$(8,756)	—%	$(5,049)	$(20,020)	—%

(a)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2009 and 2008, the effect was $167 million and $272 million, respectively, in both revenues and operating income (loss). For the six-month periods ended June 30, 2009 and 2008, the effect was $881 million and $(476) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(b)	Includes other-than-temporary impairment charges. See also Invested Assets — Portfolio Review — Other-Than-Temporary Impairments for further discussion.

(c)	In order to better align financial reporting with the manner in which AIG’s chief operating decision makers manage their businesses, beginning in the second quarter of 2009, the results for Transatlantic, Personal Lines, Mortgage Guaranty and HSB are now included in AIG’s Other operations. These amounts were previously reported as part of the General Insurance operating segment. Prior period amounts have been revised to

American International Group, Inc. and Subsidiaries

conform to the current presentation. As a result of dispositions, only Mortgage Guaranty is expected to report ongoing results of operations commencing in the third quarter of 2009.

(d)	Includes gains (losses) from hedging activities that did not qualify for hedge accounting treatment under FAS 133, including the related foreign exchange gains and losses. For the three-month periods ended June 30, 2009 and 2008, the effect was $235 million and $5 million, respectively, in both revenues and operating income (loss). For the six-month periods ended June 30, 2009 and 2008, the effect was $232 million and $(199) million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(e)	Includes unrealized market valuation gains of $636 million and losses of $5.6 billion for the three-month periods ended June 30, 2009 and 2008, respectively, and gains of $184 million and losses of $14.7 billion for the six-month periods ended June 30, 2009 and 2008, respectively, on AIGFP’s super senior credit default swap portfolio.

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

AIG’s Foreign General insurance group writes both commercial and consumer lines of insurance through a network of branches and foreign based insurance subsidiaries. Foreign General insurance group uses various marketing methods and multiple distribution channels to write both commercial and consumer lines insurance with certain refinements for local laws, customs and needs. Foreign General insurance group operates in Asia, the Pacific Rim, Europe, the U.K., Africa, the Middle East and Latin America.

In order to better align financial reporting with the manner in which AIG’s chief operating decision makers manage their businesses, beginning in the second quarter of 2009, the results for Transatlantic, Personal Lines (excluding the results of the Private Client Group), and Mortgage Guaranty, previously reported as part of the General Insurance operating segment, are now included in AIG’s Other operations. In addition, the historical results of HSB (which was sold on March 31, 2009), which were previously included in Commercial Insurance, are also now included in AIG’s Other operations. Prior period amounts have been revised to conform to the current presentation.

American International Group, Inc. and Subsidiaries

General Insurance Results

General Insurance operating income is comprised of statutory underwriting profit (loss), changes in DAC, net investment income and net realized capital gains and losses. Operating income (loss), as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios, were as follows:

	Three Months			Six Months
	Ended		Percentage	Ended		Percentage
	June 30,		Increase	June 30,		Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(In millions, except ratios)

Net premiums written:
Commercial Insurance	$4,968	$6,079	(18)%	$9,152	$11,203	(18)%
Foreign General Insurance	2,954	3,726	(21)	6,506	8,065	(19)

Total	$7,922	$9,805	(19)%	$15,658	$19,268	(19)%

Net premiums earned:
Commercial Insurance	$4,948	$5,924	(16)%	$10,175	$11,334	(10)%
Foreign General Insurance	3,076	3,740	(18)	6,130	7,208	(15)

Total	$8,024	$9,664	(17)%	$16,305	$18,542	(12)%

Net investment income:
Commercial Insurance	$645	$592	9%	$945	$1,336	(29)%
Foreign General Insurance	223	357	(38)	377	599	(37)

Total	$868	$949	(9)%	$1,322	$1,935	(32)%

Net realized capital gains (losses)	$(45)	$(493)	—%	$(653)	$(739)	—%

Operating income (loss):
Commercial Insurance	$583	$416	40%	$359	$1,195	(70)%
Foreign General Insurance	388	796	(51)	735	1,532	(52)

Total	$971	$1,212	(20)%	$1,094	$2,727	(60)%

Statutory underwriting profit (loss)*:
Commercial Insurance	$6	$340	(98)%	$115	$538	(79)%
Foreign General Insurance	157	443	(65)	330	807	(59)

Total	$163	$783	(79)%	$445	$1,345	(67)%

Commercial Insurance
Loss ratio	79.8	74.6		79.1	74.5
Expense ratio	20.0	19.3		21.1	20.6

Combined ratio	99.8	93.9		100.2	95.1

Foreign General Insurance
Loss ratio	54.9	53.7		55.2	52.8
Expense ratio	40.6	35.7		37.6	33.7

Combined ratio	95.5	89.4		92.8	86.5

Total
Loss ratio	70.3	66.5		70.1	66.0
Expense ratio	27.9	25.7		27.3	25.7

Combined ratio	98.2	92.2		97.4	91.7

American International Group, Inc. and Subsidiaries

*	Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income (loss) for General Insurance:

		Foreign
	Commercial	General
	Insurance	Insurance	Total
	(In millions)

Three Months Ended June 30, 2009
Statutory underwriting profit (loss)	$6	$157	$163
Increase (decrease) in DAC	3	(18)	(15)
Net investment income	645	223	868
Net realized capital gains (losses)	(71)	26	(45)

Operating income (loss)	$583	$388	$971

Three Months Ended June 30, 2008
Statutory underwriting profit (loss)	$340	$443	$783
Increase in DAC	19	(46)	(27)
Net investment income	592	357	949
Net realized capital gains (losses)	(535)	42	(493)

Operating income (loss)	$416	$796	$1,212

Six Months Ended June 30, 2009
Statutory underwriting profit (loss)	$115	$330	$445
Increase (decrease) in DAC	(127)	107	(20)
Net investment income	945	377	1,322
Net realized capital gains (losses)	(574)	(79)	(653)

Operating income (loss)	$359	$735	$1,094

Six Months Ended June 30, 2008
Statutory underwriting profit (loss)	$538	$807	$1,345
Increase in DAC	20	166	186
Net investment income	1,336	599	1,935
Net realized capital gains (losses)	(699)	(40)	(739)

Operating income (loss)	$1,195	$1,532	$2,727

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Growth in original currency*	(16.4)%	(2.1)%	(15.5)%	(3.4)%
Foreign exchange effect	(2.8)	3.3	(3.2)	3.3

Growth as reported in U.S. dollars	(19.2)%	1.2%	(18.7)%	(0.1)%

*	Computed using a constant exchange rate for each period.

American International Group, Inc. and Subsidiaries

Quarterly General Insurance Results

General Insurance operating income decreased in the three-month period ended June 30, 2009 compared to the same period in 2008 due to a decline in underwriting income, a decline in net investment income, partially offset by lower net realized capital losses. The combined ratio for the three-month period ended June 30, 2009 increased compared to the same period in 2008, primarily due to an increase in the loss ratio. The loss ratio for accident year 2009 recorded in the three-month period ended June 30, 2009 was 2.6 points higher than the loss ratio for accident year 2008 recorded in the three-month period ended June 30, 2008 due to premium rate decreases and changes in loss trends. Prior year development increased incurred losses by $60 million in the three-month period ended June 30, 2009 and increased incurred losses by $73 million in the three-month period ended June 30, 2008. The net adverse development for the three-month period 2009 includes $71 million of favorable development related to loss sensitive policies. The favorable development related to loss sensitive policies had no effect on underwriting profit as it was entirely offset by a decline in earned premiums.

General Insurance net premiums written decreased in the three-month period ended June 30, 2009 compared to the same period in 2008. Net premiums written were impacted by foreign exchange rates, the U.S. construction, environmental and transportation lines of business, which were negatively affected by the credit crisis that limited capital for new projects, and a decline in U.S. workers’ compensation premiums due to lower payrolls and a strategy to remain price disciplined. General Insurance net premiums written also declined due to the previous sale of the Brazilian operations.

Year-to-Date General Insurance Results

General Insurance operating income decreased in the six-month period ended June 30, 2009 compared to the same period in 2008 due to a decline in underwriting income, a decline in net investment income, partially offset by lower net realized capital losses. The combined ratio for the six-month period ended June 30, 2009 increased compared to the same period in 2008, primarily due to an increase in the loss ratio. The loss ratio for accident year 2009 recorded in the six-month period ended June 30, 2009 was 2.0 points higher than the loss ratio for accident year 2008 recorded in the six-month period ended June 30, 2008 due to premium rate decreases and changes in loss trends. Prior year development increased incurred losses by $232 million in the six-month period ended June 30, 2009 and decreased incurred losses by $152 million in the six-month period ended June 30, 2008. The net adverse development for 2009 includes $171 million of favorable development related to loss sensitive policies compared to $339 million of favorable development related to loss sensitive policies in the same period in 2008. The favorable development related to loss sensitive policies had no effect on underwriting profit as it was entirely offset by a decline in earned premiums.

General Insurance net premiums written decreased in the six-month period ended June 30, 2009 compared to the same period in 2008. Net premiums written were affected by foreign exchange rates, the U.S. construction, real estate and transportation lines of business, which were negatively affected by the credit crisis that limited capital for new projects, and a decline in U.S. workers’ compensation premiums due to lower payrolls and a strategy to remain price disciplined. General Insurance net premiums written also declined due to the previous sale of the Brazilian operations.

See Results of Operations — Consolidated Results for further discussion on Net investment income and Realized capital gains (losses).

Quarterly Commercial Insurance Results

Commercial Insurance operating income increased in the three-month period ended June 30, 2009 compared to the same period in 2008 mainly due to an increase in net investment income and lower other-than-temporary impairment charges on invested assets.

Commercial Insurance net premiums written decreased in the three-month period ended June 30, 2009 compared to the same period in 2008 due to the economy’s continued effect on the construction, real estate and transportation lines of businesses, which were negatively affected by the credit crisis that limited capital for new

American International Group, Inc. and Subsidiaries

projects, and a decline in the workers’ compensation line of business due to lower payrolls and a strategy to remain price disciplined.

The loss ratio recorded in the three-month period ended June 30, 2009 increased compared to the same period in 2008. The loss ratio for accident year 2009 recorded in the three-month period ended June 30, 2009 was 3.2 points higher than the loss ratio for accident year 2008 recorded in the three-month period ended June 30, 2008 due to premium rate decreases and adverse changes in loss trends. Net prior year development increased incurred losses by $62 million in the three-month period ended June 30, 2009 and increased incurred losses by $72 million in the three-month period ended June 30, 2008. The net adverse development for 2009 includes $71 million of favorable development related to loss sensitive policies. The favorable development related to loss sensitive policies had no effect on underwriting profit as it was entirely offset by a decline in earned premiums.

The expense ratio increased in the three-month period ended June 30, 2009 compared to the same period in 2008 driven by the decline in premiums. Overall expenses were down $156 million, or 14 percent from prior year due to continued expense saving initiatives, partially offset by higher pension costs.

Year-to-Date Commercial Insurance Results

Commercial Insurance operating income decreased in the six-month period ended June 30, 2009 compared to the same period in 2008 mainly due to a decrease in underwriting income, and a decline in net investment income, partially offset by lower net realized capital losses.

Net premiums written decreased in the six-month period ended June 30, 2009 compared to the same period in 2008 due to declines in workers’ compensation premiums and the construction, real estate and transportation lines of businesses as described above. Net premiums written were also adversely affected by AIG’s negative publicity in the current year.

The loss ratio recorded in the six-month period ended June 30, 2009 increased compared to the same period in 2008. The loss ratio for accident year 2009 recorded in the six-month period ended June 30, 2009 was 1.6 points higher than the loss ratio for accident year 2008 recorded in the six-month period ended June 30, 2008 due to premium rate decreases and adverse changes in loss trends. The loss ratio for accident year 2008 recorded in the six-month period ended June 30, 2008 included a 1.4 point effect related to the Atlanta tornado and Midwest flood catastrophe losses. Prior year development increased incurred losses by $226 million in the six-month period ended June 30, 2009 and reduced incurred losses by $136 million in the six-month period ended June 30, 2008. The net adverse development includes favorable development related to loss sensitive policies of $171 million in the six-month period ended June 30, 2009 and $339 million in the six-month period ended June 30, 2008.

The expense ratio increased in the six-month period ended June 30, 2009 compared to the same period in 2008 driven by the decline in premiums. Overall expenses were down $188 million, or 8 percent from prior year due to continued expense saving initiatives, partially offset by higher pension costs and other restructuring costs.

Foreign General Insurance Results

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Foreign General Insurance net premiums written:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Growth in original currency*	(13.3)%	5.3%	(11.7)%	8.1%
Foreign exchange effect	(7.4)	9.6	(7.6)	9.5

Growth as reported in U.S. dollars	(20.7)%	14.9%	(19.3)%	17.6%

*	Computed using a constant exchange rate for each period.

American International Group, Inc. and Subsidiaries

Quarterly Foreign General Insurance Results

Foreign General Insurance operating income decreased in the three-month period ended June 30, 2009 compared to the same period in 2008 due a decline in underwriting profit and decrease in interest income reflecting lower yields and lower partnership income related to lower IPO activity and weaker performance in the equity markets.

Net premiums written decreased in the three-month period ended June 30, 2009 compared to the same period in 2008. The effect of foreign exchange contributed to 7.4 percent of this decline and the sale of the Brazilian operations in 2008 contributed to 6.7 percent of the decline. Approximately one-half of the decline in net premiums written was due to the negative effect of the economic downturn and customer de-risking most notably seen in the deterioration of new business across casualty and financial lines primarily in Europe and the U.K. The consumer lines business was affected by the continued global recessionary pressure reducing the number of overseas travelers and auto sales, particularly in the Far East region.

The loss ratio in the three-month period ended June 30, 2009 increased compared to the same period in 2008. This is primarily due to claim increases in the financial institutions professional indemnity book as a result of stock market declines and claims related to credit and fraud exposure and major aviation losses.

The expense ratio increased in the three-month period ended June 30, 2009 compared to the same period in 2008 due to increased separation costs, restructuring charges, bad debt expenses and decreased earned premiums.

Year-to-Date Foreign General Insurance Results

Foreign General Insurance operating income decreased in the six-month period ended June 30, 2009 compared to the same period in 2008 primarily due to a decrease in underwriting profit as well as a decrease in net investment income reflecting lower interest income and partnership income related to continued weak performance in the equity markets.

Net premiums written decreased in the six-month period ended June 30, 2009 compared to the same period in 2008. The effect of foreign exchange contributed to 7.6 percent of this decline and the sale of the Brazilian operations in 2008 contributed to 6.2 percent of the decline. The Europe region maintained strong client and policy retention in the second quarter and continues to return to historical levels. In the Far East operations, the economic downturn continued to negatively affect new business in the consumer lines portfolio.

The loss ratio in the six-month period ended June 30, 2009 increased compared to the same period in 2008 reflecting claim increases in the financial institutions professional indemnity book as a result of stock market declines, continued exposure to credit and fraud claims along with higher claims frequency in major markets.

The expense ratio increased in the six-month period ended June 30, 2009 compared to the same period in 2008 due to increased separation costs, restructuring charges, bad debt expenses and decreased earned premiums.

Liability for unpaid claims and claims adjustment expense

The following discussion on the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for the Commercial Insurance and Foreign General Insurance reporting units in the General Insurance operating segment and loss reserves pertaining to divested and/or noncore businesses, comprising the Transatlantic, Personal Lines and Mortgage Guaranty reporting units reported in AIG’s Other category.

American International Group, Inc. and Subsidiaries

The following table presents the components of the loss reserves by major lines of business on a statutory annual statement basis(a):

	June 30,	December 31,
	2009	2008
	(In millions)

Other liability occurrence	$19,299	$19,773
Workers’ compensation	14,566	15,170
Other liability claims made	12,122	13,189
International	11,898	11,786
Auto liability	5,099	5,593
Property	4,030	5,201
Mortgage Guaranty/Credit	4,545	3,137
Reinsurance	133	3,102
Products liability	2,317	2,400
Medical malpractice	1,601	2,210
Aircraft	1,406	1,693
Accident and health	1,546	1,451
Commercial multiple peril	1,058	1,163
Fidelity/surety	799	1,028
Other	1,669	2,362

Total(b)	$82,088	$89,258

(a)	Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

(b)	The decrease from the December 31, 2008 loss reserve amount was primarily due to the deconsolidation of Transatlantic.

AIG’s gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for incurred but not yet reported reserves (IBNR) and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are currently reflected in operating income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

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

At June 30, 2009, net loss reserves decreased $6.69 billion from the prior year-end to $65.77 billion. The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.

American International Group, Inc. and Subsidiaries

The following table classifies the components of the net liability for unpaid claims and claims adjustment expense by business unit:

	June 30,	December 31,
	2009	2008
	(In millions)

General Insurance segment:
Commercial Insurance(a)	$48,484	$48,896
Foreign General Insurance	11,548	10,853

Total General Insurance	60,032	59,749

Noncore businesses:
Transatlantic(b)	—	7,349
21st Century(a)(b)	1,819	2,065
Mortgage Guaranty	3,919	3,004
HSB(b)	—	288

Total noncore businesses	5,738	12,706

Total net loss reserves	$65,770	$72,455

(a)	December 31, 2008 balances have been revised to reclassify Private Client Group into Commercial Insurance.

(b)	Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold on July 1, 2009 and HSB was sold during the first quarter of 2009.

Discounting of Reserves

At June 30, 2009, net loss reserves reflect a loss reserve discount of $2.57 billion, including tabular and non-tabular calculations. The tabular workers’ compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers’ compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies’ own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain other liability occurrence and products liability occurrence business in AIRCO that was written by Commercial Insurance is discounted based on the yield of Department of the Treasury securities ranging from one to twenty years and the Commercial Insurance payout pattern for this business. The discount is comprised of the following: $733 million — tabular discount for workers’ compensation in Commercial Insurance; $1.69 billion — non-tabular discount for workers’ compensation in Commercial Insurance; $150 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO for Commercial Insurance business; and $83 million pertaining to certain long-term environmental liabilities in Commercial Insurance. Since 1998, AIRCO has assumed on a quota share basis certain general liability and products liability business written by Commercial Insurance, and the reserves for this business are carried on a discounted basis by AIRCO.

Quarterly Reserving Process

AIG believes that the net loss reserves are adequate to cover net losses and loss expenses as of June 30, 2009. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG’s ultimate loss reserves will not develop adversely and materially exceed AIG’s loss reserves as of June 30, 2009. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG’s consolidated financial condition, although it could have a material adverse effect on AIG’s consolidated results of operations for an individual reporting period.

American International Group, Inc. and Subsidiaries

The following table presents the reconciliation of net loss reserves:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Net liability for unpaid claims and claims adjustment expense at beginning of year	$72,254	$70,507	$72,455	$69,288
Foreign exchange effect	1,080	193	790	263
Dispositions*	(7,551)	—	(7,838)	—

Losses and loss expenses incurred:
Current year	6,932	8,620	14,798	16,641
Prior years, other than accretion of discount	272	93	336	(71)
Prior years, accretion of discount	98	72	196	176

Losses and loss expenses incurred	7,302	8,785	15,330	16,746

Losses and loss expenses paid	7,315	7,154	14,967	13,966

Net liability for unpaid claims and claims adjustment expense at end of period	$65,770	72,331	$65,770	$72,331

*	Transatlantic was deconsolidated during the second quarter of 2009 and HSB was sold during the first quarter of 2009.

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Prior Accident Year Development by Reporting Unit:
General Insurance segment:
Commercial Insurance	$62	$72	$226	$(136)
Foreign General Insurance	(2)	1	6	(16)

Total General Insurance segment	60	73	232	(152)

Noncore businesses:
Transatlantic*	(3)	(2)	(5)	1
21st Century*	(7)	37	(17)	84
Mortgage Guaranty	222	(10)	129	58
HSB*	—	(5)	(3)	(25)

Total noncore businesses	212	20	104	118

Asbestos settlements	—	—	—	(37)

Prior years, other than accretion of discount	$272	$93	$336	$(71)

*	Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold on July 1, 2009 and HSB was sold during the first quarter of 2009.

American International Group, Inc. and Subsidiaries

	Calendar Year
	2009	2008
	(In millions)

Prior Accident Year Development by Accident Year:
Accident Year
2008	$94
2007	98	$(135)
2006	(132)	(256)
2005	(22)	(260)
2004	28	(190)
2003	4	16
2002 and prior	266	754

Prior years, other than accretion of discount	$336	$(71)

In determining the quarterly loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, AIG’s actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center’s reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the three-month period ended June 30, 2009 to determine the loss development from prior accident years for the three-month period ended June 30, 2009. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

2009 Net Loss Development

In the three-month period ended June 30, 2009, General Insurance net loss development from prior accident years was adverse by approximately $60 million excluding approximately $98 million from accretion of loss reserve discount. The overall General Insurance adverse development of approximately $60 million included approximately $160 million of adverse development relating to excess casualty business within Commercial Insurance, primarily from accident years 2004 through 2006. Offsetting the excess casualty adverse development within Commercial Insurance was approximately $160 million of favorable development from Lexington Insurance Company’s (Lexington) healthcare, CAT excess, and casualty businesses. The Commercial Insurance overall adverse development in the three-month period ended June 30, 2009 also included approximately $40 million of adverse development pertaining to asbestos, largely attributable to one defendant, and approximately $40 million of adverse development pertaining to property business relating primarily to the 2008 hurricanes Ike and Gustav, and approximately $50 million from a variety of other classes of business. The Commercial Insurance overall adverse development also includes approximately $70 million of favorable development pertaining to loss sensitive business; however the Commercial Insurance underwriting results did not benefit from this $70 million as it was offset by a corresponding $70 million reduction to net earned premiums The AIG total net loss development from prior accident years for the three-month period ended June 30, 2009, including noncore businesses, was approximately $272 million. The noncore businesses prior year development includes approximately $222 million of adverse development from Mortgage Guaranty, with approximately $160 million of this amount pertaining to accident year 2008 and $76 million to accident year 2007, partially offset by a modest amount of favorable development from earlier accident years.

In the six-month period ended June 30, 2009, General Insurance net loss development from prior accident years was adverse by approximately $232 million excluding approximately $196 million from accretion of loss reserve discount. The General Insurance overall adverse development of $232 million included approximately $330 million relating to excess casualty business within Commercial Insurance, partially offset by approximately

American International Group, Inc. and Subsidiaries

$230 million of favorable development pertaining to Lexington’s healthcare, CAT excess, and casualty businesses. The General Insurance overall adverse development of $232 million also included approximately $80 million pertaining to a surety claim and an additional $80 million pertaining to a reinsurance commutation, both of which occurred in the first three months of 2009 within Commercial Insurance. Also included in the overall development was approximately $90 million of adverse development from property business within Commercial Insurance, largely relating to prior accident year hurricanes. The Commercial Insurance overall adverse development of approximately $226 million included approximately $170 million of favorable development relating to loss sensitive business; however the Commercial Insurance underwriting result did not benefit from this $170 million as it was offset by a corresponding $170 million reduction to net earned premiums. The excess casualty adverse development of approximately $330 million arose from accident year 2006 and prior, and was attributable to loss emergence significantly in excess of the historical loss emergence pattern for this class of business. The Lexington favorable development of approximately $230 million was related primarily to accident years 2002 through 2007, and was attributable to continued favorable loss emergence and loss trends for these accident years. The AIG total net loss development from prior accident years for the six-month period ended June 30, 2009, including noncore businesses, was adverse by approximately $336 million. Mortgage Guaranty accounted for approximately $129 million of adverse development, consisting of approximately $22 million of adverse development relating to accident year 2008 and approximately $111 million of adverse development from accident year 2007, partially offset by a modest amount of favorable development from earlier accident years.

2008 Net Loss Development

In the three-month period ended June 30, 2008, net loss development from prior accident years was adverse by approximately $93 million, excluding approximately $72 million from accretion of loss reserve discount. The overall adverse development of $93 million consisted of approximately $292 million of favorable development from accident years 2004 through 2007 offset by approximately $385 million of adverse loss development from accident years 2003 and prior. The adverse development from accident years 2003 and prior was primarily related to excess casualty business within Commercial Insurance. The favorable development from accident years 2004 through 2007 included approximately $80 million of favorable development from business written by Lexington, including Healthcare and Casualty and Program businesses. AIG Executive Liability business contributed approximately $65 million to the favorable development from accident years 2004 and 2005, relating primarily to D&O. Within Commercial Insurance, the overall adverse development of approximately $75 million consisted of approximately $160 million of adverse development relating to excess casualty business and approximately $50 million of adverse development relating to property business, partially offset by favorable development from D&O, healthcare and other classes. A significant portion of the adverse development relating to excess casualty was related to a variety of latent exposures, including construction defect exposures, product aggregate exposure and pharmaceutical related exposures, as well as a significant number of other large losses primarily from accident years 1998 through 2002. In addition, the loss development assumptions applicable to excess casualty reserves were modified in the second quarter of 2008 to reflect the adverse experience being observed, and this caused approximately $90 million of the overall adverse development from accident years 2003 and prior. Excess casualty results for the more recent accident years, i.e. 2004 and subsequent years, has continued to be favorable. AIG’s exposure to these latent exposures was reduced after 2002 due to significant changes in policy terms and conditions as well as underwriting guidelines.

In the six-month period ended June 30, 2008, net loss development from prior accident years was favorable by approximately $71 million, including approximately $339 million of favorable development relating to loss sensitive business in the first three months of 2008 (which was offset by an equal amount of negative earned premium development), and excluding approximately $176 million from accretion of loss reserve discount. Excluding both the favorable development relating to loss sensitive business and accretion of loss reserve discount, net loss development from prior accident years in the six-month period ended June 30, 2008, was adverse by approximately $268 million. The overall favorable development of approximately $71 million consisted of approximately $841 million of favorable development from accident years 2004 through 2007 partially offset by approximately $770 million of adverse loss development from accident years 2003 and prior. Excluding the favorable development from loss sensitive business, the overall adverse development of approximately $268 million consisted of approximately $561 million of favorable development from accident years 2004 through 2007 offset by

American International Group, Inc. and Subsidiaries

approximately $829 million of adverse development from accident years 2003 and prior. The adverse development from accident years 2003 and prior was primarily related to excess casualty business within Commercial Insurance. The favorable development from accident years 2004 through 2007 included approximately $280 million in favorable development from loss sensitive business written by AIG Risk Management, and approximately $220 million in favorable development from business written by Lexington, including Healthcare, AIG CAT Excess, Casualty and Program businesses. AIG Executive Liability business contributed approximately $110 million to the favorable development from accident years 2004 and 2005, relating primarily to D&O. The adverse development from accident years 2003 and prior included approximately $200 million related to claims involving MTBE, a gasoline additive, primarily on excess casualty business within Commercial Insurance from accident years 2000 and prior. In addition, as described above for the three months ended June 30, 2008, the excess casualty adverse developments reflect a variety of other latent claims and large losses, as well as an approximately $90 million increase resulting from the modification of loss development factors to reflect adverse experience in excess casualty.

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

As described more fully in the 2008 Form 10-K, AIG’s reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the six-month period ended June 30, 2009, a minor amount of adverse incurred loss development pertaining to asbestos was reflected in the table that follows. This development was primarily attributable to several large defendants.

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

	Six Months Ended June 30,
	2009		2008
	Gross	Net	Gross	Net
	(In millions)

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of period	$3,443	$1,200	$3,864	$1,454
Dispositions(a)	(26)	(21)	—	—
Losses and loss expenses incurred(b)	120	50	60	4
Losses and loss expenses paid(b)	(295)	(77)	(383)	(170)

Liability for unpaid claims and claims adjustment expense at end of period	$3,242	$1,152	$3,541	$1,288

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of period	$417	$194	$515	$237
Dispositions(a)	—	(7)	—	—
Losses and loss expenses incurred(b)	2	(1)	(40)	1
Losses and loss expenses paid(b)	(29)	(16)	(25)	(17)

Liability for unpaid claims and claims adjustment expense at end of period	$390	$170	$450	$221

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of period	$3,860	$1,394	$4,379	$1,691
Dispositions(a)	(26)	(28)	—	—
Losses and loss expenses incurred(b)	122	49	20	5
Losses and loss expenses paid(b)	(324)	(93)	(408)	(187)

Liability for unpaid claims and claims adjustment expense at end of period	$3,632	$1,322	$3,991	$1,509

(a)	Includes reserves for Transatlantic, which was deconsolidated during the second quarter of 2009.

(b)	All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

The gross and net IBNR included in the liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined were estimated as follows:

	2009		2008
Six Months Ended June 30,	Gross	Net	Gross	Net
	(In millions)

Asbestos	$2,151	$894	$2,256	$997
Environmental	228	84	264	117

Combined	$2,379	$978	$2,520	$1,114

American International Group, Inc. and Subsidiaries

A summary of asbestos and environmental claims count activity was as follows:

	2009			2008
Six Months Ended June 30,	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,780	6,674	12,454	6,563	7,652	14,215
Claims during year:
Opened	380	548	928	392	674	1,066
Settled	(161)	(101)	(262)	(97)	(65)	(162)
Dismissed or otherwise resolved	(514)	(562)	(1,076)	(551)	(1,172)	(1,723)

Claims at end of period	5,485	6,559	12,044	6,307	7,089	13,396

Survival Ratios — Asbestos and Environmental

The following table presents AIG’s survival ratios for asbestos and environmental claims at June 30, 2009 and 2008. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The June 30, 2009 survival ratio is lower than the ratio at June 30, 2008 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG’s survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at June 30, 2009 by approximately 1.0 years and 2.1 years, respectively, and reduced gross and net asbestos survival ratios at June 30, 2008 by approximately 1.4 years and 3.0 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG’s determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

AIG’s survival ratios for asbestos and environmental claims, separately and combined, were based upon a three-year average payment and were as follows:

Six Months Ended June 30,	Gross	Net

2009
Survival ratios:
Asbestos	4.8	3.7
Environmental	4.5	3.4
Combined	4.8	3.6

2008
Survival ratios:
Asbestos	5.7	4.3
Environmental	4.5	3.7
Combined	5.5	4.2

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

American International Group, Inc. and Subsidiaries

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

AIG’s Life Insurance & Retirement Services reports its operations through the following major internal reporting units and legal entities:

Foreign Life Insurance & Retirement Services

Japan and Other

•	American Life Insurance Company (ALICO)

•	AIG Star Life Insurance Co., Ltd. (AIG Star Life)

•	AIG Edison Life Insurance Company (AIG Edison Life)

Asia

•	American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)

•	Nan Shan Life Insurance Company, Ltd. (Nan Shan)

•	American International Reinsurance Company Limited (AIRCO)

•	The Philippine American Life and General Insurance Company (Philamlife)

Domestic Life Insurance

•	American General Life Insurance Company (AIG American General)

•	The United States Life Insurance Company in the City of New York (USLIFE)

•	American General Life and Accident Insurance Company (AGLA)

Domestic Retirement Services

•	The Variable Annuity Life Insurance Company (VALIC)

•	Western National Life Insurance Company (formerly AIG Annuity Insurance Company) (Western National)

•	SunAmerica Annuity and Life Assurance Company (SunAmerica)

American International Group, Inc. and Subsidiaries

Life Insurance & Retirement Services Results

Life Insurance & Retirement Services results were as follows:

	Premiums	Net	Net Realized		Operating
	and Other	Investment	Capital Gains	Total	Income
	Considerations	Income	(Losses)	Revenues	(loss)
	(In millions)

Three Months Ended June 30, 2009
Japan and Other	$3,359	$2,035	$(760)	$4,634	$94
Asia	3,478	2,425	868	6,771	1,267

Total Foreign Life & Retirement Services	6,837	4,460	108	11,405	1,361
Domestic Life Insurance	1,059	931	214	2,204	559
Domestic Retirement Services	223	1,190	(25)	1,388	(102)

Total	$8,119	$6,581	$297	$14,997	$1,818

Three Months Ended June 30, 2008
Japan and Other	$3,896	$1,902	$(429)	$5,369	$577
Asia	3,795	1,260	(480)	4,575	196

Total Foreign Life & Retirement Services	7,691	3,162	(909)	9,944	773
Domestic Life Insurance	1,604	1,006	(1,376)	1,234	(1,005)
Domestic Retirement Services	290	1,418	(2,725)	(1,017)	(2,169)

Total	$9,585	$5,586	$(5,010)	$10,161	$(2,401)

Percentage Increase/(Decrease) from Prior Year:
Japan and Other	(14)%	7%	—%	(14)%	(84)%
Asia	(8)	92	—	48	—

Total Foreign Life & Retirement Services	(11)	41	—	15	76
Domestic Life Insurance	(34)	(7)	—	79	—
Domestic Retirement Services	(23)	(16)	—	—	—

Total	(15)%	18%	—%	48%	—%

Six Months Ended June 30, 2009
Japan and Other	$6,598	$2,838	$(1,559)	$7,877	$172
Asia	7,179	3,403	638	11,220	1,523

Total Foreign Life & Retirement Services	13,777	6,241	(921)	19,097	1,695
Domestic Life Insurance	2,241	1,753	(275)	3,719	251
Domestic Retirement Services	436	2,217	(1,615)	1,038	(2,001)

Total	$16,454	$10,211	$(2,811)	$23,854	$(55)

Six Months Ended June 30, 2008
Japan and Other	$7,385	$2,652	$(772)	$9,265	$1,060
Asia	7,753	1,958	(859)	8,852	448

Total Foreign Life & Retirement Services	15,138	4,610	(1,631)	18,117	1,508
Domestic Life Insurance	3,191	1,990	(2,664)	2,517	(1,875)
Domestic Retirement Services	574	2,789	(5,084)	(1,721)	(3,865)

Total	$18,903	$9,389	$(9,379)	$18,913	$(4,232)

Percentage Increase/(Decrease) from Prior Year:
Japan and Other	(11)%	7%	—%	(15)%	(84)%
Asia	(7)	74	—	27	240

Total Foreign Life & Retirement Services	(9)	35	—	5	12
Domestic Life Insurance	(30)	(12)	—	48	—
Domestic Retirement Services	(24)	(21)	—	—	—

Total	(13)%	9%	—%	26%	—%

American International Group, Inc. and Subsidiaries

The following table presents the gross insurance in force for Life Insurance & Retirement Services:

	June 30,	December 31,
	2009	2008
	(In billions)

Foreign*	$1,444	$1,352
Domestic	1,009	1,026

Total	$2,453	$2,378

*	Includes an increase of $59.7 billion related to changes in foreign exchange rates at June 30, 2009.

Quarterly Life Insurance & Retirement Services Results

Total revenues increased significantly in the three-month period ended June 30, 2009 compared to the same period in 2008, due to net realized capital gains of $297 million compared to losses of $5.0 billion and higher policyholder trading gains. See Consolidated Results — Premiums and Other Considerations, Net Investment Income and Net Realized Capital Gains (Losses) for further discussion.

Operating income for the three-month period ended June 30, 2009 increased significantly compared to the same period in 2008 primarily due to the change to net realized capital gains from losses shown above. Other items affecting the three-month results were:

•	U.K. trading gains of $4 million in the three-month period ended June 30, 2009 compared to losses of $133 million in 2008;

•	DAC and SIA amortization related to net realized capital gains of $191 million for the three-month period ended June 30, 2009 compared to a DAC and SIA benefit of $212 million for the same period in 2008;

•	a $134 million loss recognition charge for the Philippine operations;

•	lower investment margins due to de-risking activities and higher short-term liquidity;

•	lower assets under management in the investment-oriented portfolios;

•	losses of $105 million related to AIG’s retained interest in ML II;

•	DAC unlocking charges of $43 million related to expected higher surrenders in Domestic Retirement Services individual fixed annuities; and

•	higher expenses related to restructuring.

Year-to-Date Life Insurance & Retirement Services Results

Total revenues increased significantly in the six-month period ended June 30, 2009 compared to the same period in 2008, due to lower net realized capital losses and higher policyholder trading gains, partially offset by lower premiums and other considerations. See Consolidated Results — Premiums and Other Considerations, Net Investment Income and Net Realized Capital Gains (Losses) for further discussion.

Life Insurance & Retirement Services reported a lower operating loss for the six-month period ended June 30, 2009 compared to the same period in 2008 primarily due to considerably lower net realized capital losses. Other items affecting the six-month results were:

•	DAC and SIA unlocking and related reserve strengthening charges of $558 million in the first six months of 2009 in the Domestic Retirement Services operations resulting from a reduction in the long-term growth rates assumptions used to determine DAC amortization;

•	DAC unlocking charges of $43 million related to expected higher surrenders in Domestic Retirement Services individual fixed annuities;

•	DAC and SIA benefits of $505 million related to net realized capital losses for the six-month period ended June 30, 2009 compared to $479 million for the same period in 2008;

American International Group, Inc. and Subsidiaries

•	a $134 million loss recognition charge for the Philippine operations;

•	losses of $340 million related to AIG’s retained interest in ML II;

•	lower investment margins due to de-risking activities and higher short-term liquidity;

•	losses on partnership investments; and

•	higher expenses related to restructuring.

Foreign Life Insurance & Retirement Services Results

Foreign Life Insurance & Retirement Services results on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
	Considerations	Income	(Losses)	Revenues	(Loss)
	(In millions)

Three Months Ended June 30, 2009
Life insurance	$4,218	$3,051	$463	$7,732	$1,119
Personal accident	1,699	113	(4)	1,808	401
Group products	681	125	60	866	147
Individual fixed annuities	178	622	(411)	389	(343)
Individual variable annuities	61	549	—	610	37

Total	$6,837	$4,460	$108	$11,405	$1,361

Three Months Ended June 30, 2008
Life insurance	$4,634	$1,813	$(750)	$5,697	$252
Personal accident	1,855	109	(26)	1,938	386
Group products	1,002	244	(11)	1,235	116
Individual fixed annuities	79	660	(115)	624	44
Individual variable annuities	121	336	(7)	450	(25)

Total	$7,691	$3,162	$(909)	$9,944	$773

Percentage Increase/(Decrease) from Prior Year:
Life insurance	(9)%	68%	—%	36%	344%
Personal accident	(8)	4	—	(7)	4
Group products	(32)	(49)	—	(30)	27
Individual fixed annuities	125	(6)	—	(38)	—
Individual variable annuities	(50)	63	—	36	—

Total	(11)%	41%	—%	15%	76%

American International Group, Inc. and Subsidiaries

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
	Considerations	Income	(Losses)	Revenues	(Loss)
	(In millions)

Six Months Ended June 30, 2009
Life insurance	$8,562	$4,238	$(180)	$12,620	$1,061
Personal accident	3,474	209	(48)	3,635	694
Group products	1,440	170	(7)	1,603	163
Individual fixed annuities	188	1,203	(689)	702	(264)
Individual variable annuities	113	421	3	537	41

Total	$13,777	$6,241	$(921)	$19,097	$1,695

Six Months Ended June 30, 2008
Life insurance	$9,146	$2,732	$(1,317)	$10,561	$483
Personal accident	3,546	201	(66)	3,681	763
Group products	1,998	397	(41)	2,354	206
Individual fixed annuities	208	1,229	(228)	1,209	102
Individual variable annuities	240	51	21	312	(46)

Total	$15,138	$4,610	$(1,631)	$18,117	$1,508

Percentage Increase/(Decrease) from Prior Year:
Life insurance	(6)%	55%	—%	19%	120%
Personal accident	(2)	4	—	(1)	(9)
Group products	(28)	(57)	—	(32)	(21)
Individual fixed annuities	(10)	(2)	—	(42)	—
Individual variable annuities	(53)	—	—	72	—

Total	(9)%	35%	—%	5%	12%

AIG transacts business in most major foreign currencies and therefore premiums and other considerations reported in U.S. dollars vary by volume and changes in foreign currency translation rates.

The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Growth in original currency*	(3.6)%	7.5%	(5.4)%	7.1%
Foreign exchange effect	(7.5)	10.8	(3.6)	8.3

Growth as reported in U.S. dollars	(11.1)%	18.3%	(9.0)%	15.4%

*	Computed using a constant exchange rate each period.

Quarterly Foreign Life Insurance & Retirement Services Results

Total revenues for Foreign Life Insurance & Retirement Services in the three-month period ended June 30, 2009 increased compared to the same period in 2008 primarily due to net realized capital gains of $108 million in the three-month period ended June 30, 2009 compared to net realized capital losses of $909 million in the same period of 2008 along with higher policyholder trading gains, partially offset by lower premiums and other considerations and the effect of the sale of the Brazil operations. See Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

American International Group, Inc. and Subsidiaries

Operating income in the three-month period ended June 30, 2009 increased significantly compared to the same period in 2008 primarily due to the change to net realized capital gains from losses shown above. Other items affecting the three-month results were:

•	U.K. trading gains of $4 million in 2009 compared to trading losses of $133 million in 2008;

•	a $134 million loss recognition charge related to the Philippine operations;

•	lower investment margins due to de-risking activities and higher short-term liquidity;

•	lower assets under management in the U.K., Japan and Asia investment-linked portfolios;

•	the sale of the Brazil operations; and

•	higher expenses due to restructuring charges.

Year-to-Date Foreign Life Insurance & Retirement Services Results

Total revenues for Foreign Life Insurance & Retirement Services in the six-month period ended June 30, 2009 increased compared to the same period in 2008 primarily due to lower net realized capital losses along with higher policyholder trading gains, partially offset by lower premiums and other considerations and the effect of the sale of the Brazil operations. See Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

Operating income in the six-month period ended June 30, 2009 increased compared to the same period in 2008 due primarily to lower net realized capital losses and higher DAC and SIA benefits of $369 million related to net realized capital losses in 2009 compared to $57 million in 2008. Other items affecting operating income in the period were:

•	lower U.K. trading losses of $187 million;

•	a $134 million loss recognition charge related to the Philippine operations;

•	lower investment margins due to de-risking activities and higher short-term liquidity;

•	lower assets under management in the U.K., Japan and Asia investment-linked portfolios;

•	the sale of the Brazil operations; and

•	higher expenses due to restructuring charges.

Foreign Life Insurance & Retirement Services Sales and Deposits

First year premium, single premium and annuity deposits for Foreign Life Insurance & Retirement Services were as follows:

			Percentage Increase (Decrease)
				Original
	2009	2008*	U.S. $	Currency
	(In millions)

Three Months Ended June 30,
First year premium	$1,013	$1,321	(23)%	(17)%
Single premium	632	2,953	(79)	(76)
Annuity deposits	583	6,352	(91)	(90)
Six Months Ended June 30,
First year premium	$2,042	$2,529	(19)%	(15)%
Single premium	1,192	6,765	(82)	(81)
Annuity deposits	1,238	12,191	(90)	(89)

*	Excludes divested operations.

American International Group, Inc. and Subsidiaries

Quarterly Foreign Life Insurance & Retirement Services Sales and Deposits

First year premium sales in the three-month period ended June 30, 2009 remained stable from the first quarter of 2009 but declined compared to the same period in 2008. Life insurance sales of investment-linked products in Asia were adversely affected by equity market performance and the negative effect of foreign exchange. Life insurance sales in Japan increased as a result of sales incentives, while personal accident sales declined.

Single premium sales in the three-month period ended June 30, 2009 declined significantly compared to the same period in 2008 primarily due to lower guaranteed income bond deposits in the U.K. resulting from poor market conditions and the effect of the adverse publicity surrounding AIG. Single premium sales in Asia improved during the three-month period ended June 30, 2009 but remained at depressed levels compared to the same period in 2008 due to equity markets performance.

Annuity deposits decreased significantly in the three-month period ended June 30, 2009 compared to the same period in 2008 primarily due to the decline in individual variable annuity deposits. Investment-linked deposits in the U.K. decreased significantly in the three-month period ended June 30, 2009 resulting from declines in the U.K. Premier Access Bond product following significant surrender activity as a result of the AIG issues. Adverse publicity surrounding AIG and the planned disposition of AIG’s Japan life operations continued to negatively affect deposits in Japan during the three-month period ended June 30, 2009 due to the suspension of sales by banks. While some banks in Japan have resumed sales of annuity products, most have not. AIG has, therefore, focused its efforts to sell annuity deposit products through agents.

Year-to-Date Foreign Life Insurance & Retirement Services Sales and Deposits

First year premium sales in the six-month period ended June 30, 2009 declined compared to the same period in 2008 primarily due to decreases in life insurance and personal accident sales. Life insurance sales of investment-linked products in Asia were adversely affected by equity market performance and the negative effect of foreign exchange. Life insurance sales in Japan increased as a result of sales incentives and the positive effect of foreign exchange while personal accident sales declined.

Single premium sales in the six-month period ended June 30, 2009 declined significantly compared to the same period in 2008 primarily due to lower guaranteed income bond deposits in the U.K. resulting from poor market conditions and the effect of the adverse publicity surrounding AIG. Single premium sales also decreased in Asia as customers remained concerned about equity markets performance, particularly in Singapore, Hong Kong and Taiwan.

Annuity deposits decreased significantly in the six-month period ended June 30, 2009 compared to the same period in 2008 primarily due to the decline in individual variable annuity deposits in the U.K. and individual fixed annuity deposits in Japan. Investment-linked deposits in the U.K. decreased significantly in the six-month period ended June 30, 2009 resulting from declines in the U.K. Premier Access Bond product following significant surrender activity as a result of the AIG issues. Adverse publicity surrounding AIG and the planned disposition of AIG’s Japan life operations continued to negatively affect deposits in Japan during the first six months of 2009 due to the suspension of sales by banks. While some banks in Japan have resumed sales of annuity products, most have not. AIG has, therefore, focused its efforts to sell annuity deposit products through agents.

American International Group, Inc. and Subsidiaries

Domestic Life Insurance Results

Domestic Life Insurance results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
	Considerations	Income	(Losses)	Revenues	(Loss)
	(In millions)

Three Months Ended June 30, 2009
Life insurance	$590	$320	$242	$1,152	$409
Home service	182	159	(21)	320	55
Group life/health	192	47	(8)	231	10
Payout annuities*	81	308	1	390	50
Individual fixed and runoff annuities	14	97	—	111	35

Total	$1,059	$931	$214	$2,204	$559

Three Months Ended June 30, 2008
Life insurance	$621	$365	$(1,110)	$(124)	$(918)
Home service	186	163	(198)	151	(112)
Group life/health	218	48	(13)	253	4
Payout annuities*	564	320	(33)	851	17
Individual fixed and runoff annuities	15	110	(22)	103	4

Total	$1,604	$1,006	$(1,376)	$1,234	$(1,005)

Percentage Increase/(Decrease) from Prior Year:
Life insurance	(5)%	(12)%	—%	—%	—%
Home service	(2)	(2)	—	112	—
Group life/health	(12)	(2)	—	(9)	150
Payout annuities	(86)	(4)	—	(54)	194
Individual fixed and runoff annuities	(7)	(12)	—	8	—

Total	(34)%	(7)%	—%	79%	—%

Six Months Ended June 30, 2009
Life insurance	$1,224	$510	$(38)	$1,696	$154
Home service	365	295	(94)	566	33
Group life/health	393	100	(27)	466	18
Payout annuities*	230	642	(87)	785	22
Individual fixed and runoff annuities	29	206	(29)	206	24

Total	$2,241	$1,753	$(275)	$3,719	$251

Six Months Ended June 30, 2008
Life insurance	$1,210	$738	$(2,165)	$(217)	$(1,757)
Home service	374	316	(338)	352	(174)
Group life/health	422	95	(27)	490	6
Payout annuities*	1,158	623	(55)	1,726	55
Individual fixed and runoff annuities	27	218	(79)	166	(5)

Total	$3,191	$1,990	$(2,664)	$2,517	$(1,875)

Percentage Increase/(Decrease) from Prior Year:
Life insurance	1%	(31)%	—%	—%	—%
Home service	(2)	(7)	—	61	—
Group life/health	(7)	5	—	(5)	200
Payout annuities	(80)	3	—	(55)	(60)
Individual fixed and runoff annuities	7	(6)	—	24	—

Total	(30)%	(12)%	—%	48%	—%

*	Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.

American International Group, Inc. and Subsidiaries

Quarterly Domestic Life Insurance Results

Total revenues for Domestic Life Insurance increased in the three-month period ended June 30, 2009 compared to the same period in 2008 primarily due to net realized capital gains of $214 million in the three-month period ended June 30, 2009 compared to losses of $1.4 billion in 2008, partially offset by lower net investment income and lower premiums and other considerations. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Losses and Investments.

Domestic Life Insurance reported operating income in the three-month period ended June 30, 2009 compared to an operating loss in the same period in 2008 due principally to significantly lower other-than-temporary impairments and favorable mortality. Operating income was adversely affected by lower net investment income due to reduced overall investment yields from increased levels of short-term investments, lower partnership income and a current period decline of $36 million in fair value of the economic interest in ML II.

Year-to-Date Domestic Life Insurance Results

Total revenues for Domestic Life Insurance increased in the six-month period ended June 30, 2009 compared to the same period in 2008 primarily due to considerably lower net realized capital losses. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Losses and Investments.

Domestic Life Insurance reported an operating gain in the six-month period ended June 30, 2009 compared to an operating loss in the same period in 2008 due principally to significantly lower other-than-temporary impairments and favorable mortality. Operating income was adversely affected by lower net investment income due to reduced overall investment yields from increased levels of short-term investments and a current period decline of $118 million in fair value of the economic interest in ML II.

American International Group, Inc. and Subsidiaries

Domestic Life Insurance Sales and Deposits

Domestic Life Insurance sales and deposits by product* were as follows:

	Three Months			Six Months
	Ended		Percentage	Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(In millions)

Life insurance
Periodic premium by product:
Universal life	$16	$46	(65)%	$30	$93	(68)%
Variable universal life	1	12	(92)	8	33	(76)
Term life	18	58	(69)	41	107	(62)
Whole life/other	1	1	—	1	2	(50)

Total periodic premiums by product	36	117	(69)	80	235	(66)
Unscheduled and single deposits	17	105	(84)	50	160	(69)

Total life insurance	53	222	(76)	130	395	(67)

Home service
Life insurance and accident and health	21	24	(13)	38	44	(14)
Fixed annuities	41	40	3	97	69	41
Unscheduled and single deposits	5	5	—	9	10	(10)

Total home service	67	69	(3)	144	123	17

Group life/health	11	26	(58)	45	63	(29)
Payout annuities	227	549	(59)	435	1,122	(61)
Individual fixed and runoff annuities	199	255	(22)	394	337	17

Total sales and deposits	$557	$1,121	(50)%	$1,148	$2,040	(44)%

*	Excludes divested operations. Life insurance sales include periodic premium from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Sales of group accident and health insurance represent annualized first year premium from new policies. Annuity sales represent deposits from new and existing policyholders.

Total Domestic Life Insurance sales and deposits decreased in the three- and six-month periods ended June 30, 2009 compared to the same periods in 2008 primarily due to lower payout annuities and life insurance premiums. Payout annuities sales and life insurance premiums decreased primarily due to AIG’s lower ratings and negative publicity.

American International Group, Inc. and Subsidiaries

Domestic Retirement Services Results

Domestic Retirement Services results, presented on a sub-product basis were as follows:

	Premiums and	Net	Net Realized		Operating
	Other	Investment	Capital Gains	Total	Income
	Considerations	Income	(Losses)	Revenues	(Loss)
	(In millions)

Three Months Ended June 30, 2009
Group retirement products	$82	$459	$(90)	$451	$37
Individual fixed annuities	27	642	(129)	540	(131)
Individual variable annuities	111	36	214	361	17
Individual annuities — runoff*	3	53	(20)	36	(25)

Total	$223	$1,190	$(25)	$1,388	$(102)

Three Months Ended June 30, 2008
Group retirement products	$111	$488	$(940)	$(341)	$(699)
Individual fixed annuities	17	817	(1,591)	(757)	(1,274)
Individual variable annuities	157	34	(43)	148	(50)
Individual annuities — runoff*	5	79	(151)	(67)	(146)

Total	$290	$1,418	$(2,725)	$(1,017)	$(2,169)

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	(26)%	(6)%	—%	—%	—%
Individual fixed annuities	59	(21)	—	—	—
Individual variable annuities	(29)	6	—	144	—
Individual annuities — runoff	(40)	(33)	—	—	—

Total	(23)%	(16)%	—%	—%	—%

Six Months Ended June 30, 2009
Group retirement products	$154	$831	$(651)	$334	$(432)
Individual fixed annuities	59	1,205	(999)	265	(939)
Individual variable annuities	216	61	159	436	(507)
Individual annuities — runoff*	7	120	(124)	3	(123)

Total	$436	$2,217	$(1,615)	$1,038	$(2,001)

Six Months Ended June 30, 2008
Group retirement products	$218	$982	$(1,680)	$(480)	$(1,192)
Individual fixed annuities	40	1,576	(2,837)	(1,221)	(2,230)
Individual variable annuities	309	69	(295)	83	(187)
Individual annuities — runoff*	7	162	(272)	(103)	(256)

Total	$574	$2,789	$(5,084)	$(1,721)	$(3,865)

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	(29)%	(15)%	—%	—%	—%
Individual fixed annuities	48	(24)	—	—	—
Individual variable annuities	(30)	(12)	—	425	—
Individual annuities — runoff	—	(26)	—	—	—

Total	(24)%	(21)%	—%	—%	—%

*	Primarily represents runoff annuity business sold through discontinued distribution relationships.

American International Group, Inc. and Subsidiaries

Quarterly Domestic Retirement Services Results

Domestic Retirement Services reported significantly lower operating losses in the three-month period ended June 30, 2009 compared to the same period in 2008 primarily due to lower net realized capital losses principally due to lower other-than-temporary impairment charges as well as a $174 million increase in gains from embedded policy derivative liability valuations, net of related economic hedges, due to improved equity market conditions. The results for the three-month period ended June 30, 2008 included impairments of $1.9 billion related to AIG’s U.S. securities lending program which was terminated in December 2008.

These increases were partially offset by higher DAC and SIA amortization relating to net realized capital gains of $202 million for individual variable annuities. In addition, for group retirement products and individual fixed annuities, DAC and SIA benefits relating to net realized capital losses were lower in the three-month period ended June 30, 2009 by $50 million and $111 million, respectively, compared to the same period last year. DAC charges for individual fixed annuities related to projected increases in surrenders totaled $43 million for the three-month period ended June 30, 2009. Current period results were also negatively affected by the $66 million decline in the fair value of the economic interest in ML II, increased levels of short-term investments and lower assets under management. See Consolidated Results — Net Investment Income; and — Net Realized Capital Losses for further discussion.

Year-to-Date Domestic Retirement Services Results

Domestic Retirement Services reported lower operating losses in the six-month period ended June 30, 2009 compared to the same period in 2008 primarily due to considerably lower net realized capital losses arising principally from lower other-than-temporary impairment charges and a $366 million decrease in the fair value of embedded policy derivative liabilities, net of related economic hedges, driven by improved equity market conditions. The results for the six-month period ended June 30, 2008 included impairments of $3.3 billion related to AIG’s U.S. securities lending program which was terminated in December 2008.

The improvement in operating income was partially offset by losses on partnership investments principally related to the private equity portfolio, lower yield enhancement income and higher DAC and SIA amortization charges relating to net realized capital gains of $242 million for individual variable annuities. DAC and SIA benefits for group retirement products and individual fixed annuities relating to net realized capital losses were $148 million and $150 million, respectively, for the six-month period ended June 30, 2009 compared to $89 million and $240 million, respectively, for the same period in 2008. DAC and SIA unlocking and related reserve strengthening due to deteriorating equity market conditions and reductions in long-term growth rate assumptions for group retirement products and individual variable annuities totaled $78 million and $480 million, respectively, in the six-month period ended June 30, 2009. DAC charges for individual fixed annuities related to projected increases in surrenders totaled $43 million in the six-month period ended June 30, 2009. Current year results were also negatively affected by a $214 million decline in the fair value of the economic interest in ML II, increased levels of short-term investments and lower assets under management. See Consolidated Results — Net Investment Income; and — Net Realized Capital Losses for further discussion.

American International Group, Inc. and Subsidiaries

Domestic Retirement Services Sales and Deposits

The following table presents the account value roll forward for Domestic Retirement Services by product:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Group retirement products
Balance at beginning of year	$54,864	$65,640	$56,861	$68,109
Deposits — annuities	1,111	1,472	2,339	2,925
Deposits — mutual funds	312	371	713	795

Total Deposits	1,423	1,843	3,052	3,720
Surrenders and other withdrawals	(1,679)	(1,282)	(3,348)	(2,772)
Death benefits	(61)	(64)	(129)	(123)

Net inflows (outflows)	(317)	497	(425)	825
Change in fair value of underlying investments, interest credited, net of fees	3,791	52	1,902	(2,745)

Balance at end of period	$58,338	$66,189	$58,338	$66,189

Individual fixed annuities
Balance at beginning of year	$47,530	$51,540	$48,394	$50,508
Deposits	812	1,944	2,286	4,475
Surrenders and other withdrawals	(2,227)	(1,461)	(4,634)	(3,040)
Death benefits	(462)	(442)	(857)	(824)

Net inflows (outflows)	(1,877)	41	(3,205)	611
Change in fair value of underlying investments, interest credited, net of fees	471	496	935	958

Balance at end of period	$46,124	$52,077	$46,124	$52,077

Individual variable annuities
Balance at beginning of year	$21,497	$30,830	$23,593	$33,108
Deposits	202	1,122	464	2,139
Surrenders and other withdrawals	(621)	(964)	(1,353)	(1,873)
Death benefits	(103)	(123)	(213)	(250)

Net inflows (outflows)	(522)	35	(1,102)	16
Change in fair value of underlying investments, interest credited, net of fees	1,626	(198)	110	(2,457)

Balance at end of period	$22,601	$30,667	$22,601	$30,667

American International Group, Inc. and Subsidiaries

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)

Total Domestic Retirement Services
Balance at beginning of year	$123,891	$148,010	$128,848	$151,725
Deposits	2,437	4,909	5,802	10,334
Surrenders and other withdrawals	(4,527)	(3,707)	(9,335)	(7,685)
Death benefits	(626)	(629)	(1,199)	(1,197)

Net inflows (outflows)	(2,716)	573	(4,732)	1,452
Change in fair value of underlying investments, interest credited, net of fees	5,888	350	2,947	(4,244)

Balance at end of period, excluding runoff	127,063	148,933	127,063	148,933
Individual annuities runoff	4,773	5,476	4,773	5,476

Balance at end of period	$131,836	$154,409	$131,836	$154,409

General and separate account reserves and mutual funds
General account reserve			$85,716	$91,467
Separate account reserve			39,073	54,629

Total general and separate account reserves			124,789	146,096
Group retirement mutual funds			7,047	8,313

Total reserves and mutual funds			$131,836	$154,409

Deposits in all three product lines have been negatively affected by lower AIG ratings and continued negative AIG publicity. For individual variable annuities, the decrease is also attributable to the decline in equity markets since March 2008 and a general decline in industry sales volumes. Individual fixed and variable annuity sales have decreased due to the temporary suspension of product sales at certain large selling organizations due to the effect of the AIG events.

Surrender rates and other withdrawals increased for group retirement products and individual variable and fixed annuities in the three- and six-month periods ended June 30, 2009 compared to the same periods in 2008 primarily due to the AIG ratings downgrades and negative publicity about AIG. However, surrender rates and net flows have continued to improve in all three product lines from the fourth quarter of 2008. Surrender rates for group retirement products are expected to increase in the second half of 2009 as several large group surrenders are anticipated.

American International Group, Inc. and Subsidiaries

The following table presents Domestic Retirement Services reserves by surrender charge category and surrender rates:

	Group	Individual	Individual
	Retirement	Fixed	Variable
At June 30,	Products*	Annuities	Annuities
	(In millions)

2009
No surrender charge	$43,592	$10,094	$9,234
0% — 2%	1,792	2,931	3,308
Greater than 2% — 4%	1,894	6,559	2,103
Greater than 4%	3,099	23,331	6,930
Non-Surrenderable	914	3,209	1,026

Total Reserves	$51,291	$46,124	$22,601

Surrender rates	12.0%	19.6%	13.1%

2008
No surrender charge	$48,399	$11,465	$12,288
0% — 2%	2,659	3,519	4,545
Greater than 2% — 4%	3,309	7,325	4,002
Greater than 4%	2,621	26,441	9,524
Non-Surrenderable	888	3,327	308

Total Reserves	$57,876	$52,077	$30,667

Surrender rates	8.4%	11.8%	12.0%

*	Excludes mutual funds of $7.0 billion and $8.3 billion at June 30, 2009 and 2008, respectively.

Deferred Policy Acquisition Costs and Sales Inducement Assets

DAC for Life Insurance & Retirement Services products arises from the deferral of costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period in accordance with FAS 60, “Accounting and Reporting by Insurance Enterprises.” Policy acquisition costs that relate to universal life and investment-type products are generally deferred and amortized, with interest in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts in accordance with FAS 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains from the Sale of Investments.” Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC and amortized over the life of the business similar to DAC. AIG offers sales inducements to contract holders (bonus interest) on certain annuity and investment contracts. Sales inducements are recognized as an asset (SIA) with a corresponding increase to the liability for policyholder contract deposits on the consolidated balance sheet and are amortized over the life of the contract similar to DAC. The deferral of acquisition and sales inducement costs decreased $683 million in the six-month period ended June 30, 2009 compared to the same period in 2008 primarily due to declines in new business production. Current year amortization for Domestic Retirement Services also includes charges for DAC and SIA unlocking of $412 million related to a reduction in the long-term separate account growth rate assumption and $43 million related to higher anticipated surrenders for individual fixed annuities. Annualized amortization expense levels in the six-month period ended June 30, 2009 and 2008 were approximately 15 percent and 11 percent, respectively, of the opening DAC balance.

AIG adopted FSP FAS 115-2 on April 1, 2009 resulting in a one-time adjustment to the cost basis of affected securities and DAC and SIA charges related to other-than-temporary impairments previously taken. There was no material effect to DAC and SIA assets on the Consolidated Balance Sheet. However, because realized capital gains

American International Group, Inc. and Subsidiaries

and losses are included in the estimated gross profits used to amortize DAC for investment-oriented products, DAC amortization is expected to be lower in future periods.

The following table summarizes the major components of the changes in DAC/VOBA and SIA:

	2009			2008
Six Months Ended June 30,	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total
	(In millions)

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$26,166	$317	$26,483	$26,175	$681	$26,856
Acquisition costs deferred	2,482	16	2,498	2,711	49	2,760
Amortization (charged) or credited to operating income	(1,886)	(21)	(1,907)	(1,727)	(33)	(1,760)
Change in unrealized gains (losses) on securities(a)	(198)	—	(198)	692	5	697
Increase (decrease) due to foreign exchange	693	11	704	781	2	783
Other(b)(c)	(205)	(4)	(209)	(1,090)	(299)	(1,389)

Balance at end of period	$27,052	$319	$27,371	$27,542	$405	$27,947

Domestic Life Insurance
Balance at beginning of year	$7,236	$66	$7,302	$6,432	$53	$6,485
Acquisition costs deferred	276	8	284	439	10	449
Amortization (charged) or credited to operating income	(346)	(7)	(353)	(265)	(5)	(270)
Change in unrealized gains (losses) on securities(a)	71	4	75	210	—	210
Increase (decrease) due to foreign exchange	(14)	—	(14)	(17)	—	(17)
Other(b)	(760)	(6)	(766)	—	—	—

Balance at end of period	$6,463	$65	$6,528	$6,799	$58	$6,857

Domestic Retirement Services
Balance at beginning of year	$7,211	$1,415	$8,626	$5,838	$991	$6,829
Acquisition costs deferred	235	79	314	462	108	570
Amortization (charged) or credited to operating income	(699)	(164)	(863)	(100)	(16)	(116)
Change in unrealized gains (losses) on securities(a)	6	1	7	439	96	535
Increase (decrease) due to foreign exchange	—	—	—	1	—	1
Other(b)	(1,067)	(273)	(1,340)	—	—	—

Balance at end of period	$5,686	$1,058	$6,744	$6,640	$1,179	$7,819

Total Life Insurance & Retirement Services
Balance at beginning of year	$40,613	$1,798	$42,411	$38,445	$1,725	$40,170
Acquisition costs deferred	2,993	103	3,096	3,612	167	3,779
Amortization (charged) or credited to operating income	(2,931)	(192)	(3,123)	(2,092)	(54)	(2,146)
Change in unrealized gains (losses) on securities(a)	(121)	5	(116)	1,341	101	1,442
Increase due to foreign exchange	679	11	690	765	2	767
Other(b)(c)	(2,032)	(283)	(2,315)	(1,090)	(299)	(1,389)

Balance at end of period	$39,201	$1,442	$40,643	$40,981	$1,642	$42,623

American International Group, Inc. and Subsidiaries

(a)	In 2009, includes increases of $191 million, $286 million and $1.3 billion for Foreign Life Insurance & Retirement Services, Domestic Life Insurance and Domestic Retirement Services, respectively, related to the cumulative effect of adoption of FSP FAS 115-2.

(b)	In 2009, includes decreases of $197 million, $286 million and $1.3 billion for Foreign Life Insurance & Retirement Services, Domestic Life Insurance and Domestic Retirement Services, respectively, related to the cumulative effect of adoption of FSP 115-2. For Domestic Life Insurance, 2009 also includes a decrease of $479 million related to the divestiture of the operations in Canada.

(c)	In 2008, primarily represents the cumulative effect of adoption of FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS 159).

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

AIG’s foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. At June 30, 2009, AIGCFG had operations in Argentina, China, Brazil, Hong Kong, Mexico, Poland, Russia, Taiwan, Thailand, India and Colombia. During the first six months of 2009 and through July 31, 2009, AIG has completed the sale of certain AIGCFG operations in China, Thailand, the Philippines and Mexico. AIG has also entered into contracts to sell certain AIGCFG operations in Argentina, China, Colombia, Poland, Russia, Taiwan and Thailand.

Financial Services Results

Financial Services results were as follows:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(In millions)

Revenues:
Aircraft Leasing	$1,384	$1,298	7%	$2,665	$2,463	8%
Capital Markets	(8)	(6,088)	—	(977)	(14,831)	—
Consumer Finance	565	1,028	(45)	1,386	1,959	(29)
Other, including intercompany adjustments	214	157	36	354	244	45

Total	$2,155	$(3,605)	—%	$3,428	$(10,165)	—%

Operating income (loss):
Aircraft Leasing	$410	$334	23%	$726	$555	31%
Capital Markets	(128)	(6,284)	—	(1,249)	(15,211)	—
Consumer Finance	(404)	(33)	—	(702)	(85)	—
Other, including intercompany adjustments	33	78	(58)	14	64	(78)

Total	$(89)	$(5,905)	—%	$(1,211)	$(14,677)	—%

Financial Services reported operating losses in the three- and six-month periods ended June 30, 2009 and 2008 due to the following:

•	AIGFP reported unrealized market valuation gains related to its super senior credit default swap portfolios of $636 million and $184 million in the three- and six-month periods ended June 30, 2009, respectively, and unrealized market valuation losses of $5.6 billion and $14.7 billion in the three- and six-month periods ended June 30, 2008, respectively. Interest expense on intercompany borrowings and the effect on operating results related to the continued wind-down of AIGFP’s portfolios in 2009 more than offset the unrealized market valuation gains related to AIGFP’s credit default swap portfolios. The operating loss in the three- and six-month periods ended June 30, 2009 also included a loss of $37 million and a gain of $1.8 billion, respectively, representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including a loss of $17 million and a gain of $89 million, respectively, reflected in the unrealized market valuations on the super senior credit default swaps.

•	AGF’s operating loss increased in the three- and six-month periods ended June 30, 2009 compared to the same periods in 2008 primarily due to the 45 percent and 29 percent declines, respectively, in finance charges and other revenues reflecting the sales of real estate portfolios as part of AGF’s liquidity management efforts and increases in the provision for finance receivable losses of $22 million and $208 million,

American International Group, Inc. and Subsidiaries

respectively, resulting from increases to the allowance for finance receivable losses in response to the higher levels of delinquencies on AGF’s finance receivable portfolio and higher net charge-offs. This decline was partially offset by lower operating expenses and interest expense. AGF’s reduced operating expenses resulted from AGF’s decision to cease its wholesale originations in 2008 and AGF’s branch office closings in 2008 and 2009.

•	ILFC generated strong operating income growth in the three- and six-month periods ended June 30, 2009 compared to the same periods in 2008, due to a larger aircraft fleet size and lower composite borrowing rates partially offset by higher depreciation expense, lower flight equipment marketing revenue and an impairment charge of $16 million.

Quarterly Capital Markets Results

AIGFP’s operating loss decreased in the three-month period ended June 30, 2009 compared to the same period in 2008 primarily related to a market valuation gain in 2009 compared to a loss in 2008 on its super senior CDO credit default swap portfolio. AIGFP’s results also reflect the effects of its wind-down activities.

AIGFP recognized an unrealized market valuation gain of $636 million in the three-month period ended June 30, 2009 compared to an unrealized market valuation loss of $5.6 billion in 2008, representing the change in fair value of its super senior credit default swap portfolio. The principal components of the valuation gains and losses recognized were as follows:

•	AIGFP recognized an unrealized market valuation loss of $284 million in the second quarter of 2009 with respect to credit default swaps (CDS) transactions written on multi-sector CDOs, compared to a $5.6 billion unrealized market valuation loss for the same period in 2008. The decrease in the unrealized market valuation loss on this portfolio was largely due to the substantial decline in outstanding net notional amount resulting from the termination of CDS contracts in the fourth quarter of 2008 in connection with the ML III transaction.

•	AIGFP recognized an unrealized market valuation gain of $792 million in the second quarter of 2009 with respect to CDS transactions in the corporate arbitrage portfolio, compared to a $126 million market valuation gain for the same period in 2008. During the second quarter of 2009, the valuation of these contracts benefited from the narrowing of corporate credit spreads, while these spreads also narrowed during the same period in 2008 although to a lesser extent as compared to the same period in 2009.

See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of AIGFP’s super senior credit default swap portfolio.

During the three-month period ended June 30, 2009, AIGFP recognized a gain of $105 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio, compared to a net loss of $26 million in the same period of 2008.

During the three-month period ended June 30, 2009, AIGFP incurred an additional charge of $198 million related to a transaction entered into in 2002 whereby AIGFP guaranteed obligations under leases of office space from a counterparty. AIGFP increased its reserve from $158 million as of March 31, 2009 to $356 million as of June 30, 2009.

American International Group, Inc. and Subsidiaries

The following table presents AIGFP’s credit valuation adjustment gains (losses) (excluding intercompany transactions):

Counterparty Credit		AIG’s Own Credit
Valuation Adjustment on Assets		Valuation Adjustment on Liabilities
(In millions)

Three Months Ended June 30, 2009
Bond trading securities	$869	Notes and bonds payable	$(397)
Loans and other assets	(14)	Hybrid financial instrument liabilities	(293)
Derivative assets	361	GIAs	(132)
		Other liabilities	(47)
		Derivative liabilities*	(384)

Increase in assets	$1,216	Increase in liabilities	$(1,253)

Net pre-tax decrease to other income	$(37)

Three Months Ended June 30, 2008
Bond trading securities	$(503)	Notes and bonds payable	$(79)
Loans and other assets	(4)	Hybrid financial instrument liabilities	(47)
Derivative assets	145	GIAs	(84)
		Other liabilities	(2)
		Derivative liabilities*	100

Decrease in assets	$(362)	Increase in liabilities	$(112)

Net pre-tax decrease to other income	$(474)

*	Includes super senior credit default swap portfolio.

AIGFP’s operating loss in the three-month period ended June 30, 2009 includes a loss of $37 million representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $17 million of losses reflected in the unrealized market valuation gain on super senior credit default swaps. The loss in the second quarter of 2009 was primarily the result of the narrowing in credit spreads since March 31, 2009, including AIG’s credit spreads.

The operating loss for the three-month period ended June 30, 2008 included a net credit valuation adjustment loss of $474 million, and reflected $44 million of gains included in unrealized market valuation loss on super senior credit default swaps. Credit valuation adjustment losses of $362 million on AIGFP assets were primarily due to the widening of credit spreads on CDOs and ABS products, which represented a significant portion of AIGFP’s investment portfolio. Credit spreads on the ABS and CDO investments widened significantly more than the widening in AIG’s credit spreads. Furthermore, while AIG’s credit spreads widened during the second quarter of 2008, the credit valuation adjustment on its liabilities decreased due to a decline in AIGFP’s outstanding debt obligations and the shortened maturity of its liabilities.

Included in AIGFP’s financial results for the second quarter of 2009 is $702 million of interest charges on intercompany borrowings with AIG that are eliminated in consolidation.

Historically, the most significant component of Capital Markets operating expenses was compensation, which was approximately $155 million, or 77 percent of operating expense in the three-month period ended June 30, 2008. For the three-month period ended June 30, 2009, however, compensation expense was approximately $23 million, or only 19 percent of operating expenses. In addition, AIGFP recognized $43 million in expenses related to pre-existing retention plans that were reported as part of restructuring expenses.

American International Group, Inc. and Subsidiaries

Year-to-Date Capital Markets Results

AIGFP’s operating loss decreased in the six-month period ended June 30, 2009 compared to the same period in 2008 primarily related to a reduced valuation loss on its super senior multi-sector CDO credit default swap portfolio and the positive effect related to credit spreads on the valuation of its assets and liabilities. AIGFP’s results reflect the effects of its wind-down activities.

AIGFP recognized an unrealized market valuation gain of $184 million in the six-month period ended June 30, 2009 compared to an unrealized market valuation loss of $14.7 billion in 2008, representing the change in fair value of its super senior credit default swap portfolio. The principal components of the valuation losses recognized were as follows:

•	AIGFP recognized an unrealized market valuation loss of $1.1 billion in the first six-months of 2009 with respect to CDS transactions written on multi-sector CDOs, compared to $13.6 billion for the same period in 2008. The decrease in the unrealized market valuation loss on this portfolio was largely due to the substantial decline in outstanding net notional amount resulting from the termination of CDS contracts in the fourth quarter of 2008 in connection with the ML III transaction.

•	AIGFP recognized an unrealized market valuation gain of $1.2 billion in the first six-months of 2009 with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation loss of $770 million for the same period in 2008. During the first six-months of 2009, the valuation of these contracts benefited from the narrowing of corporate credit spreads, while these spreads widened during the same period in 2008.

See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of AIGFP’s super senior credit default swap portfolio.

During the six-month period ended June 30, 2009, AIGFP recognized a loss of $119 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio, compared to a net loss of $83 million in the same period of 2008.

American International Group, Inc. and Subsidiaries

The following table presents AIGFP’s credit valuation adjustment gains (losses) (excluding intercompany transactions):

Counterparty Credit		AIG’s Own Credit
Valuation Adjustment on Assets		Valuation Adjustment on Liabilities
(In millions)

Six Months Ended June 30, 2009
Bond trading securities	$(262)	Notes and bonds payable	$247
Loans and other assets	(62)	Hybrid financial instrument liabilities	311
Derivative assets	802	GIAs	319
		Other liabilities	57
		Derivative liabilities*	338

Increase in assets	$478	Decrease in liabilities	$1,272

Net pre-tax increase to other income	$1,750

Six Months Ended June 30, 2008
Bond trading securities	$(2,651)	Notes and bonds payable	$182
Loans and other assets	(28)	Hybrid financial instrument liabilities	615
Derivative assets	(303)	GIAs	1,072
		Other liabilities	28
		Derivative liabilities*	639

Decrease in assets	$(2,982)	Decrease in liabilities	$2,536

Net pre-tax decrease to other income	$(446)

*	Includes super senior credit default swap portfolio.

AIGFP’s operating loss in the six-month period ended June 30, 2009 includes a gain of $1.8 billion representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $89 million of gains reflected in the unrealized market valuation gain on super senior credit default swaps. The gain in the six-month period ended June 30, 2009 was primarily the result of significant widening in AIG’s credit spreads since December 31, 2008 and the continued widening of spreads on asset-backed securities and CDOs, which represent a significant segment of AIGFP’s investment portfolio.

For the six-month period ended June 30, 2008 AIGFP’s operating loss included a credit valuation adjustment loss of $446 million representing the effect of changes in credit spreads on the valuation of AIGFP’s assets and liabilities, including $109 million of credit valuation adjustment gains reflected in the unrealized market valuation loss on super senior credit default swaps. Included in the six-month period ended June 30, 2008 net operating loss is the transition amount of $291 million related to the adoption of FAS 157 and FAS 159, as well as a credit valuation adjustment gain of $193 million for derivatives AIGFP entered into with other AIG entities, which is eliminated in consolidation.

Included in AIGFP’s financial results for the six-month period ended June 30, 2009 is $1.6 billion of interest charges on intercompany borrowings with AIG that are eliminated in consolidation.

Historically, the most significant component of Capital Markets operating expenses was compensation, which was approximately $298 million, or 77 percent of operating expense in the first six months of 2008. For the six-month period ended June 30, 2009, however, compensation expense was approximately $50 million, or only 18 percent of operating expenses. In addition, AIGFP recognized $87 million in expenses related to pre-existing retention plans that were reported as part of restructuring expenses.

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

AIG has offered for sale its Institutional Asset Management businesses excluding those investment services providing traditional fixed income and shorter duration asset and liability management for AIG’s insurance company subsidiaries as well as proprietary real estate and private equity investments. AIG expects to continue relationships with any divested businesses for other investment management services used by those insurance company subsidiaries.

See the 2008 Form 10-K for a further description of the Asset Management businesses.

Asset Management Results

Asset Management results were as follows:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(In millions)

Revenues:
Spread-Based Investment business	$586	$2	—%	$471	$(807)	—%
Institutional Asset Management	(222)	687	—	110	1,211	(91)
Brokerage Services and Mutual Funds	49	74	(34)	95	148	(36)
Other Asset Management	39	34	15	75	96	(22)

Total	$452	$797	(43)%	$751	$648	16%

Operating income (loss):
Spread-Based Investment business	$386	$(420)	—%	$27	$(1,671)	—%
Institutional Asset Management	(637)	58	—	(947)	(20)	—
Brokerage Services and Mutual Funds	(10)	17	—	(10)	36	—
Other Asset Management	39	31	26	75	90	(17)

Total	$(222)	$(314)	—%	$(855)	$(1,565)	—%

Asset Management recognized significantly lower operating losses in the three and six months ended June 30, 2009 compared to the same periods in 2008, due to lower other-than-temporary impairments on fixed maturity investments, foreign exchange and interest rate gains on derivatives not qualifying for hedge accounting and a $72 million gain on the sale of AIG Private Bank. Offsetting these improvements were higher losses on equity method investments in real estate joint ventures impairments on proprietary real estate investments and lower base management fees.

Other-than-temporary impairments declined significantly in the three and six months ended June 30, 2009 primarily due to a change in the recognition of impairment losses resulting from the adoption of FSP FAS 115-2. See — Investments — Portfolio Review — Other-Than-Temporary Impairments.

American International Group, Inc. and Subsidiaries

Restructuring-related expenses during the three and six months ended June 30, 2009 for the Asset Management segment were $10 million and $25 million, respectively.

Quarterly Spread-Based Investment Business Results

The Spread-Based Investment business reported operating income in the three-month period ended June 30, 2009 compared to an operating loss in the same period in 2008 due to significantly lower other-than-temporary impairments on fixed maturity investments, net fair value gains on short credit default swap positions due to narrowing credit spreads, net realized gains on foreign exchange and interest rate derivatives not qualifying for hedge accounting and lower funding costs in the GIC business. These improvements were partially offset by net unrealized losses due to foreign exchange movements on foreign currency denominated GIC liabilities and a decline in income from partnership investments held in the GIC portfolio.

AIG enters into derivative arrangements to hedge the effect of changes in currency and interest rates associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Some of these hedging relationships do not qualify for hedge accounting treatment and therefore create volatility in operating results despite being effective economic hedges.

Year-to-Date Spread-Based Investment Business Results

The Spread-Based Investment business reported operating income in the six-month period ended June 30, 2009 compared to an operating loss in the same period in 2008 due to significantly lower other-than-temporary impairments on fixed maturity investments, net realized gains on short credit default swap positions due to narrowing credit spreads, net fair value gains on foreign exchange and interest rate derivatives not qualifying for hedge accounting and lower losses driven by foreign exchange movements on foreign currency denominated GIC liabilities. These improvements were partially offset by a decline in income from partnership investments held in the GIC portfolio.

The GIC program is in runoff with no new GICs issued subsequent to 2005. The anticipated runoff of the domestic GIC portfolio was as follows:

	Remainder
At June 30, 2009	of 2009	2010-2012	2013-2014	Thereafter	Total
	(In billions)

Domestic GICs	$2.1	$2.7	$2.5	$3.6	$10.9

Contractual maturities of debt issued under the MIP was as follows:

	Remainder
At June 30, 2009	of 2009	2010-2012	2013-2014	Thereafter	Total
	(In billions)

MIP liabilities	$—	$7.5	$1.2	$4.4	$13.1

The GIC and MIP both invest in various fixed income asset classes which include corporate debt, both public and private, and structured fixed income products consisting of residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and CDOs. The majority of these investments are currently rated investment grade. In addition, the GIC and the MIP invests in bank loans, commercial mortgage loans and single name credit default swaps. The GIC invests in limited partnership (or equivalent) interests in private equity and hedge funds, however the MIP does not.

Quarterly Institutional Asset Management Results

Institutional Asset Management recognized an operating loss in the three-month period ended June 30, 2009 compared to operating income in the same period in 2008, primarily resulting from losses on equity method investments in real estate joint ventures, impairments of proprietary real estate investments, lower base management fees and net realized capital losses primarily related to credit default swaps. The operating loss was partially offset by a $72 million gain on the sale of AIG Private Bank.

American International Group, Inc. and Subsidiaries

Real estate impairments continue within the direct investment portfolio as well as through real estate joint ventures as the global credit crisis has continued to put pressure on real estate values, occupancy rates and leasing. This downward pressure has caused impairments across the portfolio.

Base management fees have declined from prior year periods due to lower average assets under management. The lower average asset base is a function of reduced asset values and client loss, which primarily occurred in the second half of 2008 and has since abated.

Year-to-Date Institutional Asset Management Results

Institutional Asset Management recognized an increased operating loss in the six-month period ended June 30, 2009 compared to the same period in 2008, primarily resulting from losses on equity method investments in real estate joint ventures, impairments of proprietary real estate investments, lower base management fees and lower carried interest revenues. The operating loss was partially offset by a $72 million gain on the sale of AIG Private Bank. The drivers for the increase in real estate impairments and reduced management fees are similar to the results drivers for the three months ended June 30, 2009 and 2008. In addition, during the six months ended June 30, 2009, unrealized carried interest revenues have declined as compared to the prior year period due to a decline in portfolio asset valuations. Unrealized carried interest revenues are impacted by asset valuation changes within the managed portfolio and typically move in tandem with the level of assets under management and related base management fees.

Real estate impairments continue within the direct investment portfolio as well as through real estate joint ventures as the global credit crisis has continued to put pressure on real estate values, occupancy rates and leasing. This downward pressure has caused impairments across the portfolio.

AIG’s unaffiliated client assets under management, including retail mutual funds and institutional accounts, were $64.0 billion, $68.9 billion and $92.8 billion at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. The decline from December 31, 2008 and June 30, 2008 reflects lower asset values due to the significant deterioration in the credit and equity markets during 2008 as well as the effect of net client outflows.

Brokerage Services and Mutual Funds

Revenues and operating income related to Brokerage Services and Mutual Fund activities decreased in the three- and six-month periods ended June 30, 2009 from the same periods in 2008 due to lower fee income as a result of a lower asset base and a decline in commission income resulting from difficult market conditions.

Other Asset Management Results

Revenues and operating income related to Other Asset Management activities increased in the three-month period ended June 30, 2009 from the same period in 2008, due to higher partnership income. Revenues and operating income related to Other Asset Management activities decreased in the six-month period ended June 30, 2009 from the same period in 2008, due to lower partnership income driven by weaker market conditions.

Other Operations

AIG’s Other operations include interest expense, restructuring costs, expenses of corporate staff not attributable to specific business segments, expenses related to efforts to improve internal controls, corporate initiatives and certain compensation plan expenses.

Additionally, beginning in the second quarter of 2009, in order to better align financial reporting with the manner in which AIG’s chief operating decision makers manage their businesses, the results for Mortgage Guaranty, Transatlantic, Personal Lines (excluding Private Client Group) and HSB are now included in AIG’s Other operations. These amounts were previously reported as part of General Insurance operations. Prior period amounts have been revised to conform to the current presentation.

American International Group, Inc. and Subsidiaries

Other Results

The operating income of AIG’s Other category was as follows:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	June 30,		Increase/	June 30,		Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(In millions)

Parent company:
Income from equity method investments, net of dividends or distributions	$(5)	$8	—%	$(32)	$16	—%
Interest income	748	68	—	1,724	90	—
Interest expense on Federal Reserve Bank of New York credit facility	(1,374)	—	—	(2,904)	—	—
Other interest expense	(547)	(452)	—	(1,093)	(820)	—
Unallocated corporate expenses	(356)	(350)	—	(419)	(465)	—
Restructuring expenses	(130)	—	—	(248)	—	—
Change in fair value of ML III	539	—	—	(1,401)	—	—
Net realized capital gains (losses)	(387)	30	—	596	(235)	—
Other miscellaneous, net	86	(19)	—	254	(69)	—

Total Parent company	(1,426)	(715)	—%	(3,523)	(1,483)	—%

Noncore businesses:
Mortgage Guaranty	(488)	(518)	—%	(968)	(872)	—%
Change in fair value of ML III	462	—	—	462	—	—
Other	115	133	(14)	220	309	(29)

Total noncore businesses	89	(385)	—%	(286)	(563)	—%

Total Other operations	$(1,337)	$(1,100)	—%	$(3,809)	$(2,046)	—%

Parent Company

Parent company operating loss in the three months ended June 30, 2009 increased compared to the same period in 2008 primarily due to interest expense on the FRBNY Facility, net realized capital losses primarily arising from asset dispositions, and restructuring expenses. These were partially offset by interest income on intercompany loans, which are eliminated in consolidation, and a gain associated with the change in fair value of AIG’s equity interest in ML III. Parent company contributed its equity interest in ML III to an AIG subsidiary, reported above in Noncore businesses, during the second quarter of 2009.

Parent company operating loss in the six months ended June 30, 2009 increased compared to the same period in 2008 primarily due to interest expense on the FRBNY Facility, losses associated with the change in fair value of AIG’s equity interest in ML III, and restructuring expenses. These were partially offset by interest income on intercompany loans and realized capital gains primarily arising from foreign currency gains in the first quarter of 2009 from hedging activities that did not qualify for hedge accounting. Also included in both the three- and six-month periods ended June 30, 2009 was an addition of $225 million to litigation reserves.

Noncore businesses

Mortgage Guaranty

The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

Mortgage Guaranty’s operating loss decreased for the three-month period ended June 30, 2009 compared to the same period in 2008 due to lower loss and loss adjustment expenses in domestic first- and second-liens offset by

American International Group, Inc. and Subsidiaries

higher losses and loss adjustment expenses in international. The domestic first-lien operating loss for the three-month period ended June 30, 2009 decreased $12 million from the same period in 2008 to $239 million while the second-lien three month June 30, 2009 operating loss of $166 million decreased $105 million compared to the same period in 2008. The decline in first-lien operating loss reflects the recognition of a $148 million benefit due to stop loss limits on certain first-lien pool business. These results were partially offset by the increased operating loss in international for the three-month period ended June 30, 2009 of $69 million which is $65 million higher than the same period in 2008.

During 2008, UGC tightened underwriting guidelines and increased premium rates for its first-lien business, ceased insuring second-lien business as of September 30, 2008 and during the fourth quarter of 2008 ceased insuring new private student loan business and suspended insuring new business throughout its European operations. All of these actions were in response to the worsening conditions in the global housing markets and resulted in a significant decline in new business written during the second half of 2008 and the first six months of 2009.

UGC’s domestic mortgage risk in force totaled $29.4 billion as of June 30, 2009 and the 60+-day delinquency ratio was 9.9 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic mortgage risk in force of $31.8 billion and a delinquency ratio of 4.9 percent at June 30, 2008. Approximately 85 percent of the domestic mortgage risk is secured by first-lien, owner-occupied properties.

The second-lien risk in force at June 30, 2009 totaled $2.7 billion compared to $3.5 billion of risk in force at June 30, 2008. Risk in force represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions. Mortgage Guaranty’s loss projections include expected losses of $230 million related to reinstatement layers with approximately $1 billion of risk in force exposure for pools that have already or are expected to reach the stop loss.

Mortgage Guaranty’s operating loss for the six-month period ended June 30, 2009 increased compared to the same period in 2008. The increased operating loss reflects increased loss and loss adjustment expenses of $285 million offset by a release of $222 million of premium deficiency reserve in the first quarter of 2009. Domestic first-lien and international business operating losses of $643 million and $94 million respectively for the six-month period ended June 30, 2009 were $227 million and $83 million higher respectively during the same period in 2008. Domestic second-lien business reported an operating loss of $203 million for the six-month period ended June 30, 2009 which was $259 million lower than the same period in 2008 reflecting the release of the premium deficiency reserve in the first quarter of 2009.

Other noncore businesses consist of the following:

Transatlantic

Transatlantic offers reinsurance capacity on both a treaty and facultative basis both in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk.

On June 10, 2009, AIG closed the previously announced public offering of 29.9 million shares of Transatlantic common stock owned directly and indirectly by AIG for aggregate gross proceeds of $1.1 billion. At the close of the public offering, AIG indirectly retained 13.9 percent of the Transatlantic common stock issued and outstanding. As a result, AIG deconsolidated Transatlantic, which resulted in a $1.4 billion reduction in Noncontrolling interest, a component of Total equity. Operating income for the three- and six-month periods ended June 30, 2009 include a loss of $217 million related to the deconsolidation of Transatlantic.

21st Century

On July 1, 2009, AIG closed the sale of 21st Century Insurance Group and the Agency Auto Division (excluding AIG Private Client Group). Operating income for the three- and six-month periods ended June 30, 2009 include a loss of $471 million related to the sale of 21st Century.

American International Group, Inc. and Subsidiaries

HSB

On March 31, 2009, AIG closed the sale of HSB, the parent company of the Hartford Steam Boiler Inspection and Insurance Company, to Munich Re Group. Operating income for the six-month period ended June 30, 2009 includes a gain of $251 million related to the sale of HSB.

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

•	AIG’s ability to continue as a going concern,

•	liability for general insurance unpaid claims and claims adjustment expenses,

•	future policy benefits for life and accident and health contracts,

•	recoverability of DAC, estimated gross profits for investment-oriented products,

•	the allowance for finance receivable losses,

•	flight equipment recoverability,

•	other-than-temporary impairments,

•	goodwill impairment,

•	estimates with respect to income taxes, and

•	fair value measurements of certain financial assets and liabilities, including credit default swaps and AIG’s economic interest in ML II and equity interest in ML III (Maiden Lane Interests).

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

•	Liability for Unpaid Claims and Claims Adjustment Expenses (General Insurance):

•	Loss trend factors: used to establish expected loss ratios for subsequent accident years based on premium rate adequacy and the projected loss ratio with respect to prior accident years.

•	Expected loss ratios for the latest accident year: in this case, accident year 2009 for the year-end 2009 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.

•	Loss development factors: used to project the reported losses for each accident year to an ultimate amount.

•	Reinsurance recoverable on unpaid losses: the expected recoveries from reinsurers on losses that have not yet been reported and/or settled.

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

Periodically, the net benefit reserves (policy benefit reserves less DAC) established for Life Insurance & Retirement Services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in force outside of North America, 52 percent of total policyholder benefit liabilities at June 30, 2009 resulted from traditional business where the lock-in principle applies. In most foreign locations, various guarantees are embedded in policies in force that may remain applicable for many decades into the future.

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

At each balance sheet date, AIG evaluates its available for sale securities holdings with unrealized losses. Prior to April 1, 2009, these reviews were conducted pursuant to FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” See AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for a discussion of AIG’s process for evaluating other-than-temporary impairments prior to the adoption of FSP FAS 115-2.

In April 2009, the Financial Accounting Standards Board issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2), which amends the other-than-temporary impairment model for fixed maturity securities and requires additional disclosures. The impairment model for equity securities was not affected. See Note 1 to the Consolidated Financial Statements for additional discussion on the FSP FAS 115-2.

In connection with AIG’s adoption of FSP FAS 115-2 on April 1, 2009, AIG changed its process for determining other-than-temporary impairments with respect to available for sale fixed maturity securities. If AIG intends to sell a fixed maturity security or it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to earnings.

For all other fixed maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to earnings. Additional fair value decline below recovery value, if any, is charged to unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken (a component of accumulated other comprehensive income (loss)) because this is considered a non-credit impairment.

When assessing AIG’s intent to sell a fixed maturity security, or if it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition AIG’s investment portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.

See the discussion in Note 5 for additional information on the methodology and significant inputs, by security type, which AIG uses to determine the amount of a credit loss.

American International Group, Inc. and Subsidiaries

AIG continues to evaluate its available for sale equity securities, equity method and cost method investments for impairment such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

•	Trading at a significant (25 percent or more) discount to cost for an extended period of time (nine consecutive months or longer);

•	The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

•	AIG may not realize a full recovery on its investment, regardless of the occurrence of one of the foregoing events.

The determination that an equity security is other-than-temporarily impaired requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline, such as that experienced in current credit markets, in which AIG could not reasonably assert that the impairment period would be temporary (severity losses).

For further discussion, see Note 5 Investments — Other-Than-Temporary Impairments.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into income the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

•	Goodwill Impairment:

Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. AIG performed goodwill impairment testing at June 30, 2009.

The impairment assessment involves a two-step process in which an initial assessment for potential impairment is performed and, if potential impairment is present, the amount of impairment is measured (if any) and recorded. Impairment is tested at the reporting unit level.

Management initially assesses the potential for impairment by estimating the fair value of each of AIG’s reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including allocated goodwill. The estimate of a reporting unit’s fair value may be based on one or a combination of approaches including market-based earning multiples of the unit’s peer companies, discounted expected future cash flows, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. Management considers one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test. As part of the impairment test, management compares the sum of the estimated fair values of all AIG’s reporting units with AIG’s fully diluted common stock market capitalization as a basis for concluding on the reasonableness of the estimated reporting unit fair values.

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

Management observed a narrowing of the fair values over the carrying values of the Life Insurance & Retirement Services — Japan and Other and the Life Insurance & Retirement Services — Asia reporting units

American International Group, Inc. and Subsidiaries

during the first six months of 2009. AIG will continue to monitor overall competitive, business and economic conditions, and other events or circumstances that might result in an impairment of goodwill in the future.

•	Valuation Allowance on Deferred Tax Assets:

At June 30, 2009 and December 31, 2008, AIG recorded a net deferred tax asset after valuation allowance of $12.8 billion and $11 billion, respectively. FAS 109, “Accounting for Income Taxes,” permits this asset to be recorded if the asset meets a more likely than not standard (i.e., more than 50 percent likely) that the asset will be realized. Realization of AIG’s net deferred tax asset depends on AIG’s ability to consummate the proposed AIA and ALICO purchase agreements and to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred. Estimates of future taxable income could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG’s consolidated financial condition or its results of operations. Because the realization of the deferred tax asset relies on the completion of the proposed transactions and a projection of future taxable income, AIG views this as a critical accounting estimate.

AIG is relying upon producing taxable operating profits from the businesses to be retained, principally Commercial Insurance and Foreign General Insurance. AIG has evaluated its forecasts of future operating income and determined that there will be sufficient operating income, inclusive of gains on the divestiture of businesses to realize the recorded net deferred tax asset.

When making its assessment about the realization of its deferred tax assets at June 30, 2009, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed through July 31, 2009 and additional actions expected to be completed during the remainder of 2009, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

In assessing future GAAP taxable income, AIG considered its strong earnings history exclusive of the recent losses on the AIGFP super senior credit default swap portfolio and from the securities lending program. AIG also considered the completed transactions with the FRBNY and the Department of the Treasury, including (i) the execution of the ALICO and AIA purchase agreements, (ii) reduction of the interest rate payable on outstanding borrowing and undrawn amounts under the FRBNY Facility; (iii) the transfer of RMBS related to AIG’s U.S. securities lending program to ML II; (iv) the termination of substantially all multi-sector credit default swap transactions and sale of underlying CDO securities to ML III; (v) the issuance of the AIG Series E Preferred Stock in exchange for the AIG Series D Preferred Stock; and (vi) the issuance of the AIG Series F Preferred Stock and the establishment of the Department of the Treasury Commitment.

AIG’s profitability in any given period can be materially affected by conditions in global financial markets, economic conditions, catastrophes and other events around the world and, currently, AIG-specific events. Further, the results of operations in the first six months of 2009 may not be indicative of the results expected for the full year because certain transactions proposed to be entered into with the Department of the Treasury and the FRBNY are not expected to be in place. However, AIG believes its forecasts are achievable.

There are many important factors that could significantly affect the attainment of AIG’s forecasted results. For a discussion of some of these factors, see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors in AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in Part I, Item 1A. Risk Factors in the 2008 Form 10-K.

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

American International Group, Inc. and Subsidiaries

•	Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, certain spot commodities, derivative assets and liabilities, securities purchased/sold under agreements to resell/repurchase, securities lending invested collateral, non-traded equity investments and certain private limited partnerships and certain hedge funds included in other invested assets, certain short-term investments, separate and variable account assets, certain policyholder contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain CPFF and other commercial paper, certain long-term debt, and certain hybrid financial instruments included in other liabilities. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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

American International Group, Inc. and Subsidiaries

management who have relevant expertise and who are independent of those charged with executing investing transactions.

The fair value of fixed income and equity securities by source of value determination was as follows:

	Fair	Percent
At June 30, 2009	Value	of Total
	(In billions)

Fair value based on external sources(a)	$383	94%
Fair value based on internal sources	26	6

Total fixed income and equity securities(b)	$409	100%

(a)	Includes $28.2 billion whose primary source is broker quotes.

(b)	Includes available for sale, trading and securities lending invested collateral securities.

See Note 4 to the Consolidated Financial Statements for more detailed information about AIG’s accounting policy for the incorporation of credit risk in fair value measurements and the measurement of fair value of the following financial assets and financial liabilities:

•	Fixed maturity securities — trading and available for sale;

•	Equity securities traded in active markets — trading and available for sale;

•	Non-traded equity investments — other invested assets;

•	Private limited partnership and hedge fund investments — other invested assets;

•	Separate account assets;

•	Freestanding derivatives;

•	Embedded policy derivatives;

•	AIGFP’s super senior credit default swap portfolio; and

•	Policyholder contract deposits.

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

At June 30, 2009, AIG classified $36.0 billion and $19.1 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.3 percent and 2.5 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis at June 30, 2009. At December 31, 2008, AIG classified $42.1 billion and $21.1 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.9 percent and 2.6 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis at December 31, 2008. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

American International Group, Inc. and Subsidiaries

Increases in the discount rate or decreases in estimated future cash flows used in the valuation would decrease AIG’s estimate of the fair value of the Maiden Lane Interests as shown in the table below.

	Fair Value Change
Six Months Ended June 30, 2009	Maiden Lane II	Maiden Lane III
	(In millions)

Discount Rates
200 basis point increase	$(52)	$(453)
400 basis point increase	(97)	(837)

Estimated Future Cash Flows
10% decrease	(218)	(660)
20% decrease	(370)	(1,323)

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

The net notional amount, fair value of derivative liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class were as follows:

					Unrealized Market Valuation Gain (Loss)
			Fair Value				Six Months
	Net Notional Amount		of Derivative Liability at		Three Months Ended		Ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
	2009(a)(b)	2008(a)	2009(b)(c)	2008(c)	2009(d)	2008(d)	2009(d)	2008(d)
	(In millions)

Regulatory Capital:
Corporate loans	$83,301	$125,628	$—	$—	$—	$—	$—	$—
Prime residential mortgages	92,130	107,246	—	—	—	—	—	—
Other(e)	2,042	1,575	47	379	23	(125)	9	(125)

Total	177,473	234,449	47	379	23	(125)	9	(125)

Arbitrage:
Multi-sector CDOs(f)(g)	9,151	12,556	5,271	5,906	(284)	(5,569)	(1,093)	(13,606)
Corporate debt/CLOs(h)	40,941	50,495	1,104	2,554	792	126	1,150	(770)

Total	50,092	63,051	6,375	8,460	508	(5,443)	57	(14,376)

Mezzanine tranches(i)	3,501	4,701	77	195	105	3	118	(171)

Total	$231,066	$302,201	$6,499	$9,034	$636	$(5,565)	$184	$(14,672)

(a)	Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)	During the second quarter of 2009, AIGFP terminated certain CDS transactions with its counterparties with a net notional amount of $11.4 billion, comprised of $1.5 billion in Regulatory Capital — Other, $2.8 billion in Multi-sector CDOs and $7.1 billion in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, a $2.4 billion loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized.

(c)	Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral in accordance with FIN 39.

(d)	Includes credit valuation adjustment loss of $17 million and gain of $44 million in the three-month periods ended June 30, 2009 and 2008, respectively, and credit valuation adjustment gains of $89 million and $109 million in the six-month periods ended June 30, 2009 and 2008, respectively, representing the effect of changes in AIG’s credit spreads on the valuation of the derivatives liabilities.

American International Group, Inc. and Subsidiaries

(e)	During the first six months of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other, given the higher likelihood that it will not be terminated when the regulatory capital benefit expires for the counterparty.

(f)	Includes $6.5 billion and $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2009 and December 31, 2008, respectively.

(g)	During the fourth quarter of 2008, AIGFP terminated the majority of the CDS transactions written on multi-sector CDOs in connection with the ML III transaction.

(h)	Includes $1.5 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs as of both June 30, 2009 and December 31, 2008.

(i)	Net of offsetting purchased CDS of $1.7 billion and $2.0 billion in net notional amount at June 30, 2009 and December 31, 2008, respectively.

The changes in the net notional amount of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions were as follows:

	Net Notional		Effect of		Net Notional
	Amount	Terminations	Foreign		Amount
For the Six Months Ended	December 31,	and	Exchange	Amortization/	June 30,
June 30, 2009	2008	Maturities(a)	Rates(b)	Reclassification(c)(d)	2009
	(In millions)

Regulatory Capital:
Corporate loans	$125,628	$(34,152)	$67	$(8,242)	$83,301
Prime residential mortgages	107,246	(11,727)	440	(3,829)	92,130
Other	1,575	(1,464)	161	1,770	2,042

Total	234,449	(47,343)	668	(10,301)	177,473

Arbitrage:
Multi-sector CDOs	12,556	(2,792)	17	(630)	9,151
Corporate debt/CLOs	50,495	(9,251)	(238)	(65)	40,941

Total	63,051	(12,043)	(221)	(695)	50,092

Mezzanine tranches	4,701	(508)	10	(702)	3,501

Total	$302,201	$(59,894)	$457	$(11,698)	$231,066

(a)	During the six months ended June 30, 2009, AIGFP terminated certain CDS transactions with its counterparties in net notional amount of $54.5 billion, comprised of $30.9 billion in Regulatory Capital — Corporate loans, $11.7 billion in Regulatory Capital — Prime residential mortgages, $1.5 billion in Regulatory Capital — Other, $2.8 billion in Multi-sector CDOs, $7.1 billion in Corporate debt/CLOs and $508 million in Mezzanine tranches.

(b)	Relates to the strengthening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)	During the first six months of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other.

(d)	During the three months ended June 30, 2009, AIGFP reclassified two mezzanine trades having net notional amounts of $462 million and $240 million, respectively, into Regulatory Capital — Corporate loans and Regulatory Capital — Other, respectively, after determining that the trades were not stand-alone but rather part of the related regulatory capital trades. The effect on unrealized market valuation gain (loss) was not significant.

American International Group, Inc. and Subsidiaries

The summary statistics for AIGFP’s super senior credit default swaps at June 30, 2009 and totals for December 31, 2008 were as follows:

	Regulatory Capital Portfolio				Arbitrage Portfolio				Total
		Prime				Multi-Sector	Multi-Sector
	Corporate	Residential			Corporate	CDOs	CDOs w/ No		June 30,	December 31,
Category	Loans	Mortgages	Other	Subtotal	Debt/CLOs	w/Subprime	Subprime	Subtotal	2009	2008

Gross Transaction Notional Amount (in millions)	$109,313	$115,503	$2,371	$227,187	$54,710	$8,490	$11,323	$74,523	$301,710	$390,100
Net Notional Amount (in millions)	83,301	92,130	2,042	177,473	40,941	4,233	4,918	50,092	227,565	297,500
Number of Transactions	20	19	1	40	26	11	6	43	83	109
Weighted Average Subordination (%)	18.63%	13.57%	13.90%	16.01%	17.35%	38.17%	20.54%	20.21%	17.04%	16.90%
Weighted Average Number of Obligors / Transaction	1,671	93,222	2,232		117	160	100
Expected Maturity (Years)	0.82	0.67	6.29		3.19	5.04	6.32

Regulatory Capital Portfolio

During the six-month period ended June 30, 2009, $45.8 billion in net notional amount was terminated or matured at no cost to AIGFP. Through July 31, 2009, AIGFP had also received a formal termination notice with respect to an additional $2.8 billion in net notional amount with an effective termination date in 2009. AIG expects that the counterparties in the remaining regulatory capital CDS transactions will terminate within the next 9 months the vast majority of transactions with AIGFP during the transition period of the Revised Framework for the International Convergence of Capital Standards issued by the Basel Committee on Banking Supervision. AIGFP has not been required to make any payments as part of terminations initiated by counterparties.

During the first six months of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other given the higher likelihood that it will not be terminated when the regulatory capital benefit expires for the counterparty. AIG does not believe that at this time the CDS provides significant risk transfer benefit to the counterparty; however, AIGFP will continue to monitor this transaction closely.

During April 2009, AIGFP effected the early termination of a CDS transaction written on a European RMBS security of $1.5 billion in net notional amount that was reported as part of Regulatory Capital — Other at March 31, 2009 at a level approximating its fair value at that time. Given its unique structure and concentrated exposure to high loan-to-value Spanish residential mortgages, this transaction had exposed AIGFP to a relatively higher level of liquidity and credit risk than any other regulatory capital CDS exposure, and AIG felt it prudent to terminate the transaction to avoid further deterioration.

In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for the six months ended June 30, 2009 other than for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief as discussed above. Although AIGFP believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the counterparties, the counterparties’ early termination rights, and AIGFP’s expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

American International Group, Inc. and Subsidiaries

The following table presents, for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount at June 30, 2009, net notional amount at June 30, 2009, attachment point at inception and at June 30, 2009, inception to date realized losses through June 30, 2009 and percent non-investment grade at June 30, 2009:

	Gross Transaction	Net Notional			Realized Losses	Percent
	Notional Amount at	Amount at	Attachment Point	Attachment Point	through	Non-investment Grade
CDS	June 30, 2009	June 30, 2009	at Inception(a)	at June 30, 2009(a)	June 30, 2009(b)	at June 30, 2009(c)
	(Dollars in millions)

1(d)	$3,332	$2,788	11.00%	16.00%	0.15%	95.70%
2	3,509	2,948	16.00%	16.00%	0.00%	42.42%
3	891	791	10.03%	11.23%	0.52%	16.58%
4	14,037	7,861	44.00%	44.00%	0.00%	0.68%
5	2,523	2,273	10.00%	9.86%	0.15%	13.88%
6	9,585	8,143	12.02%	15.04%	0.00%	14.98%
7	8,423	7,481	11.00%	11.18%	0.00%	8.59%
8	598	345	18.00%	42.28%	0.00%	62.59%
9	10,865	9,652	10.80%	11.17%	0.00%	6.04%
10	11,767	10,312	11.30%	12.36%	0.16%	21.87%
11	5,396	4,783	11.00%	11.36%	0.09%	10.65%
12	4,998	4,320	13.26%	13.55%	0.00%	71.62%
13	9,826	3,011	12.00%	12.00%	0.00%	4.15%
14	2,425	2,028	15.85%	16.35%	0.00%	7.75%
15	4,075	3,288	14.50%	19.31%	0.00%	74.48%
16	2,015	1,532	12.30%	23.96%	0.00%	28.98%
17	1,063	712	23.44%	33.03%	0.00%	28.98%
18	2,323	1,937	11.73%	16.62%	0.00%	28.98%
19	2,000	1,820	9.00%	9.00%	0.00%	6.25%
20	9,662	7,276	17.00%	24.69%	0.00%	13.04%

Total	$109,313	$83,301

(a)	Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)	Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)	Represents non-investment grade obligations in the underlying pools of corporate loans expressed as a percentage of gross transaction notional amount.

(d)	Trade termination notice received by AIGFP with effective date of July 6, 2009.

American International Group, Inc. and Subsidiaries

The following table presents, for each of the regulatory capital CDS transactions — prime residential mortgage portfolio, the gross transaction notional amount at June 30, 2009, net notional amount at June 30, 2009, attachment point at inception and at June 30, 2009, and inception to date realized losses through June 30, 2009:

	Gross Transaction	Net Notional			Realized Losses
	Notional Amount at	Amount at	Attachment Point	Attachment Point	through
CDS	June 30, 2009	June 30, 2009	at Inception(a)	at June 30, 2009(a)	June 30, 2009(b)
	(Dollars in millions)

1	$582	$359	17.01%	37.59%	2.19%
2	379	230	18.48%	39.04%	1.57%
3	1,919	1,283	14.70%	33.15%	0.09%
4	326	226	16.81%	30.52%	1.02%
5	1,404	1,263	10.00%	10.00%	0.00%
6	2,232	1,708	10.70%	23.46%	0.04%
7	438	347	13.19%	20.65%	0.34%
8(c)	6,099	5,607	7.95%	8.21%	0.02%
9(c)	2,065	1,693	7.95%	17.91%	0.04%
10(c)	5,602	5,162	8.00%	8.00%	0.02%
11	30,885	18,226	18.25%	18.25%	0.00%
12(c)	6,428	5,930	7.85%	7.85%	0.01%
13	11,309	10,463	7.50%	7.48%	0.02%
14(c)	8,521	7,848	7.95%	7.95%	0.01%
15	2,762	2,256	12.40%	18.30%	0.00%
16	23,860	21,668	9.20%	9.19%	0.01%
17	4,441	3,015	11.50%	16.35%	0.00%
18	4,507	3,569	11.50%	20.81%	0.00%
19	1,744	1,277	14.57%	26.73%	0.00%

Total	$115,503	$92,130

(a)	Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)	Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)	Delinquency information is not provided to AIGFP for the underlying pools of residential mortgages of these transactions. However, information with respect to principal amount outstanding, defaults, recoveries, remaining term, property use, geography, interest rates, and ratings of the underlying junior tranches are provided to AIGFP for such referenced pools.

All of the regulatory capital CDS transactions directly or indirectly reference tranched pools of large numbers of whole loans that were originated by the financial institution (or its affiliates) receiving the credit protection, rather than structured securities containing loans originated by other third parties. In the vast majority of transactions, the loans are intended to be retained by the originating financial institution and in all cases the originating financial institution is the purchaser of the CDS, either directly or through an intermediary.

As further discussed below, AIGFP receives information monthly or quarterly regarding the performance and credit quality of the underlying referenced assets. AIGFP also obtains other information, such as ratings of the tranches below the super senior risk layer. The nature of the information provided or otherwise available to AIGFP with respect to the underlying assets in each regulatory capital CDS transaction is not consistent across all transactions. Furthermore, in a majority of corporate loan transactions and all of the residential mortgage

American International Group, Inc. and Subsidiaries

transactions, the pools are blind, meaning that the identities of the obligors are not disclosed to AIGFP. In addition, although AIGFP receives periodic reports on the underlying asset pools, virtually all of the regulatory capital CDS transactions contain confidentiality restrictions that preclude AIGFP’s public disclosure of information relating to the underlying referenced assets. The originating financial institutions, calculation agents or trustees (each a Report Provider) provide periodic reports on all underlying referenced assets as described below, including for those within the blind pools. While much of this information received by AIGFP cannot be aggregated in a comparable way for disclosure purposes because of the confidentiality restrictions and the inconsistency of the information, it does provide a sufficient basis for AIGFP to evaluate the risks of the portfolio and to determine a reasonable estimate of fair value.

For regulatory capital CDS transactions written on underlying pools of corporate loans, AIGFP receives monthly or quarterly updates from one or more Report Providers for each such referenced pool detailing, with respect to the corporate loans comprising such pool, the principal amount outstanding and defaults. In virtually all of these reports, AIGFP also receives information on recoveries and realized losses. AIGFP also receives quarterly stratification tables for each pool incorporating geography, industry and, when not publicly rated, the counterparty’s assessment of the credit quality of the underlying corporate loans. Additionally, for a significant majority of these regulatory capital CDS transactions, upon the occurrence of a credit event with respect to any corporate loan included in any such pool, AIG receives a notice detailing the identity or identification number of the borrower, notional amount of such loan and the effective date of such credit event.

Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The “Percent Non-Investment Grade” information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. For example, Small and Medium Enterprise (SME) loan balances tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP’s assessment of the loan collateral arrangements, expected recovery values, and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. The four pools containing the highest percentages of non-investment grade obligations, which include all transactions with pools having non-investment grade percentages greater than 45.00 percent, are all granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The average number of loans in each pool is over 7,000. This large number of smaller balance loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. Each transaction benefits from a tranche junior to it which was still rated AAA by at least two rating agencies at June 30, 2009. Only one other pool has non-investment grade percentage greater than 30.00 percent, but this transaction has 2.50 years remaining, benefits from a reserve account which absorbs losses prior to any tranche being impacted, has no realized losses from inception through June 30, 2009 (after the application of the reserve account) and has a tranche junior to it which was rated AAA by two rating agencies at June 30, 2009. Approximately 0.25 percent of the assets underlying the corporate loan transactions are in default. The percentage of assets in default by transaction was available for all transactions and ranged from 0.00 percent to 1.03 percent.

For regulatory capital CDS transactions written on underlying pools of residential mortgages, AIGFP receives quarterly reports for each such referenced pool detailing, with respect to the residential mortgages comprising such pool, the aggregate principal amount outstanding, defaults and realized losses. These reports include additional information on delinquencies for the large majority of the transactions and recoveries for substantially all transactions. AIGFP also receives quarterly stratification tables for each pool incorporating geography for the underlying residential mortgages. The stratification tables also include information on remaining term, property use and interest rates for a large majority of the transactions.

Delinquency information for the mortgages underlying the residential mortgage transactions was available on approximately 75.14 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.13 percent to 4.29 percent, averaging 0.79 percent. For all but three transactions, which

American International Group, Inc. and Subsidiaries

comprised less than 1.20 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.27 percent and ranged from 0.01 percent to 2.16 percent. The default rate on the remaining three transactions ranged from 4.11 percent to 11.95 percent. The subordination on these three transactions ranged from 30.52 percent to 39.04 percent.

Where the rating agencies directly rate the junior tranches of the pools, AIG monitors the rating agencies’ releases for any affirmations or changes in such ratings, as well as any changes in rating methodologies or assumptions used by the rating agencies to the extent available. The tables below show the percentage of regulatory capital CDS transactions where there is an immediately junior tranche that is rated and the average rating of that tranche across all rated transactions.

AIGFP analyzes the information regarding the performance and credit quality of the underlying pools of assets to make its own risk assessment and to determine any changes in credit quality with respect to such pools of assets. This analysis includes a review of changes in pool balances, subordination levels, delinquencies, realized losses, and expected performance under more adverse credit conditions. Using data provided by the Report Providers, and information available from rating agencies, governments, and other public sources that relate to macroeconomic trends and loan performance, AIGFP is able to analyze the expected performance of the overall portfolio because of the large number of loans with similar characteristics that comprise the collateral pools.

Given the current performance of the underlying portfolios, the level of subordination and AIGFP’s own assessment of the credit quality, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. Further, AIGFP expects that counterparties will terminate these transactions prior to their maturity.

The following table presents AIGFP’s Regulatory Capital — Corporate loans portfolio by geographic location:

				Realized
			Current	Losses	Weighted Average			Ratings of
	Net		Average	through	Maturity (Years)			Junior Tranches(c)
At June 30, 2009	Notional	Percent	Attachment	June 30,	To First	To	Number of	Percent	Average
Exposure Portfolio	Amount	of Total	Point(a)	2009(b)	Call	Maturity	Transactions	Rated	Rating
	(In millions)

Primarily Single Country:
Germany	$7,385	8.87%	12.20%	0.09%	3.24	9.55	3	100%	AA+
Netherlands	3,288	3.95	19.31	—	0.72	44.47	1	100	AAA
Portugal	2,787	3.35	16.00	0.15	—	0.01	1	100	AAA
Australia	1,820	2.18	9.00	—	0.24	1.74	1	100	AAA
Finland	345	0.41	42.28	—	2.54	5.54	1	100	AAA

Subtotal Single Country	$15,625	18.76%	15.10%		1.75	14.57	7	100%	AA+

Regional:
Asia	2,028	2.43	16.35	—	0.51	2.75	1	100	AAA
Europe	54,557	65.50	20.14	0.03	0.65	5.73	10	100	AAA
North America	11,091	13.31	15.30	—	0.52	2.15	2	100	AAA

Subtotal Regional	67,676	81.24	19.34		0.63	5.14	13	100	AAA

Total	$83,301	100.00%	18.60%		0.82	6.73	20	100%	AAA

(a)	Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)	Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)	Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP’s super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP’s super senior tranche.

American International Group, Inc. and Subsidiaries

The following table presents AIGFP’s Regulatory Capital — Prime residential mortgage portfolio summarized by geographic location:

				Realized
			Current	Losses	Weighted Average			Ratings of
	Net		Average	through	Maturity (Years)			Junior Tranches(c)
	Notional	Percent	Attachment	June 30,	To First	To	Number of	Percent	Average
At June 30, 2009	Amount	of Total	Point(a)	2009(b)	Call	Maturity	Transactions	Rated	Rating
	(In millions)

Country:
Denmark	$35,146	38.16%	9.50%	0.02%	0.58	30.28	3	100.00%	AAA
France	26,240	28.48	8.84	0.02	0.71	30.74	5	100.00	AAA
Germany	7,686	8.34	25.89	0.30	1.27	42.94	8	88.23	AAA
Netherlands	19,489	21.15	17.89	—	0.56	5.55	2	95.65	AAA
Sweden	3,569	3.87	20.81	—	0.60	30.60	1	—	—

Total	$92,130	100.00%	13.57%		0.67	24.63	19	93.37%	AAA

(a)	Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)	Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)	Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP’s super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP’s super senior tranche.

Arbitrage Portfolio

A total of $50.1 billion in net notional amount of AIGFP’s super senior credit default swaps as of June 30, 2009 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type were as follows:

	Gross	Subordination
	Transaction	Below the	Net	Fair Value
	Notional	Super Senior	Notional	of Derivative
At June 30, 2009	Amount(a)	Risk Layer	Amount	Liability
	(In millions)

High grade with sub-prime collateral	$3,850	$2,175	$1,675	$793
High grade with no sub-prime collateral	9,626	5,504	4,122	1,784

Total high grade(b)	13,476	7,679	5,797	2,577

Mezzanine with sub-prime collateral	4,640	2,082	2,558	2,009
Mezzanine with no sub-prime collateral	1,697	901	796	685

Total mezzanine(c)	6,337	2,983	3,354	2,694

Total	$19,813	$10,662	$9,151	$5,271

(a)	Total outstanding principal amount of securities held by a CDO.

(b)	“High grade” refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly AA or higher at origination.

(c)	“Mezzanine” refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly A or lower at origination.

American International Group, Inc. and Subsidiaries

The net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative, were as follows:

	June 30,	December 31,
	2009	2008
	(In millions)

CDS transactions with cash settlement provisions
US dollar-denominated	$4,778	$7,947
Euro-denominated	1,735	1,780

Total CDS transactions with cash settlement provisions	6,513	9,727

CDS transactions with physical settlement provisions
US dollar-denominated	669	766
Euro-denominated	1,969	2,063

Total CDS transactions with physical settlement provisions	2,638	2,829

Total	$9,151	$12,556

The changes in the fair values of the derivative liability of the AIGFP super senior multi-sector CDO credit default swap portfolio were as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(In millions)

Fair value of derivative liability, beginning of period	$5,906	$11,246
Unrealized market valuation (gain) loss	1,093	25,700
Purchases of underlying CDO securities(a)	—	(995)
Terminated in connection with the ML III transaction(b)	—	(30,045)
Other terminations	(1,728)	—

Fair value of derivative liability, end of period	$5,271	$5,906

(a)	In connection with the exercise of the maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term 2a-7 eligible investments under the Investment Company Act of 1940 (2a-7 Puts) by counterparties, AIGFP acquired the underlying CDO securities. In certain cases, simultaneously with the exercise of the 2a-7 Puts by AIGFP’s counterparties, AIGFP accessed financing arrangements previously entered into with such counterparties, pursuant to which the counterparties remained the legal owners of the underlying CDO securities. However, these securities were reported as part of AIGFP’s investment portfolio as required by generally accepted accounting principles. Most of these underlying CDO securities were later acquired by ML III from AIGFP’s counterparties. In a separate case, AIGFP extinguished its obligations with respect to one CDS by purchasing the protected CDO security.

(b)	The CDS in respect of the ML III transaction were terminated in the fourth quarter of 2008 based on the fair value of the underlying multi-sector CDOs at October 31, 2008, as mutually agreed between the FRBNY and AIG. AIGFP recognized the change in fair value of the CDS through that date.

American International Group, Inc. and Subsidiaries

The unrealized market valuation gain (loss) of the AIGFP super senior multi-sector CDO credit default swaps were as follows:

	Three Months		Six Months		Year Ended
	Ended June 30,		Ended June 30,		December 31,
	2009	2008	2009	2008	2008	2007
	(In millions)

CDS — terminated in connection with ML III	$—	$(4,324)	$—	$(11,078)	$(20,365)	$(9,680)
CDS — underlying CDO purchased by AIGFP	—	(587)	—	(898)	(854)	(141)
CDS — all other	(284)	(658)	(1,093)	(1,630)	(4,481)	(1,425)

Total	$(284)	$(5,569)	$(1,093)	$(13,606)	$(25,700)	$(11,246)

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts at June 30, 2009, attachment points at inception and at June 30, 2009 and percentage of gross notional amount rated less than B-/B-3 at June 30, 2009:

					Percentage of Gross
	Gross Notional	Net Notional			Notional Amount Rated
	Amount at	Amount at		Attachment Point	Less than B-/B-3 at
	June 30,	June 30,	Attachment Point	at June 30,	June 30,
CDO	2009	2009	at Inception*	2009*	2009

1	$1,216	$479	40.00%	60.64%	52.94%
2	697	326	53.00%	53.20%	22.78%
3	1,000	470	53.00%	53.00%	57.38%
4	1,384	321	76.00%	76.79%	69.27%
5	1,012	4	10.83%	11.44%	21.58%
6	329	205	39.33%	37.84%	89.08%
7	1,201	1,079	12.27%	10.16%	12.91%
8	1,266	890	25.24%	24.62%	10.43%
9	1,454	1,350	10.00%	7.14%	26.24%
10	532	314	33.00%	41.04%	71.36%
11	506	247	33.25%	26.41%	74.21%
12	2,519	1,735	16.50%	18.31%	0.00%
13	425	224	32.00%	47.35%	62.87%
14	622	468	24.49%	24.72%	74.17%
15	676	421	32.90%	37.71%	93.26%
16	333	200	34.51%	40.00%	93.49%
17	4,641	418	9.72%	11.43%	35.89%

Total	$19,813	$9,151

*	Expressed as a percentage of gross notional amount.

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

American International Group, Inc. and Subsidiaries

The gross transaction notional amount, percentage of the total CDO collateral pools, and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category, were as follows:

	Gross
At June 30, 2009	Transaction
ABS	Notional	Percent	Ratings							Vintage
Category	Amount	of Total	AAA	AA	A	BBB	BB	<BB	NR	2009	2008	2007	2006	2005+P
	(In millions)

RMBS PRIME	$2,742	13.84%	1.95%	1.93%	1.47%	2.52%	3.80%	2.17%	0.00%	0.00%	0.00%	8.52%	3.93%	1.39%

RMBS ALT-A	3,355	16.93%	1.38%	0.20%	0.29%	1.63%	0.74%	12.69%	0.00%	0.00%	0.75%	4.51%	6.05%	5.62%

RMBS SUBPRIME	4,673	23.59%	0.75%	1.49%	1.29%	1.12%	1.24%	17.70%	0.00%	0.00%	0.00%	1.43%	2.15%	20.01%

CMBS	3,330	16.81%	3.22%	1.09%	1.86%	4.37%	2.10%	4.08%	0.09%	0.00%	0.09%	1.53%	7.21%	7.98%

CDO	2,077	10.48%	0.66%	0.95%	0.86%	0.97%	0.64%	6.34%	0.06%	0.00%	0.00%	0.77%	2.02%	7.69%

OTHER	3,636	18.35%	5.06%	5.04%	5.19%	2.12%	0.59%	0.33%	0.02%	0.00%	0.50%	0.90%	4.84%	12.11%

Total	$19,813	100.00%	13.02%	10.70%	10.96%	12.73%	9.11%	43.31%	0.17%	0.00%	1.34%	17.66%	26.20%	54.80%

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

The gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer and AIGFP’s net notional amounts were as follows:

At June 30, 2009	Gross Transaction	Percent	Ratings
Industry Sector	Notional Amount	of Total	AAA	Aa	A	Baa	Ba	<Ba	NR
	(In millions)

United States Industrial	$20,042	36.6%	0.0%	0.3%	7.6%	16.1%	5.3%	5.3%	2.0%
Financial	8,265	15.1%	0.0%	0.5%	5.7%	3.8%	1.8%	1.6%	1.7%
Utilities	1,941	3.6%	0.0%	0.0%	0.5%	2.7%	0.0%	0.1%	0.3%
Other	58	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%

Total United States	30,306	55.4%	0.0%	0.8%	13.8%	22.6%	7.1%	7.0%	4.1%

Non-United States Industrial	18,556	34.0%	0.0%	0.7%	6.6%	12.7%	3.0%	1.9%	9.1%
Financial	2,747	5.0%	0.0%	0.4%	3.0%	1.0%	0.1%	0.1%	0.4%
Government	1,554	2.8%	0.0%	0.2%	1.4%	1.0%	0.2%	0.0%	0.0%
Utilities	1,282	2.3%	0.0%	0.0%	1.1%	0.7%	0.0%	0.0%	0.5%
Other	265	0.5%	0.1%	0.0%	0.2%	0.0%	0.0%	0.0%	0.2%

Total Non-United States	24,404	44.6%	0.1%	1.3%	12.3%	15.4%	3.3%	2.0%	10.2%

Total gross transaction notional amount	54,710	100.0%	0.1%	2.1%	26.1%	38.0%	10.4%	9.0%	14.3%

Subordination	13,769

Net Notional Amount	$40,941

Fair Value of Derivative Liability	$1,104

American International Group, Inc. and Subsidiaries

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts at June 30, 2009, attachment points at inception and at June 30, 2009 and inception to date defaults through June 30, 2009:

		Net Notional
		Amount at		Attachment Point	Defaults through
		June 30,	Attachment Point	at June 30,	June 30,
CDS	Type	2009	at Inception(a)	2009(a)	2009(b)
		(Dollars in millions)

1	Corporate debt	$4,452	20.62%	18.68%	3.08%
2	Corporate debt	4,371	12.09%	10.41%	2.44%
3	Corporate debt	2,574	13.64%	10.17%	4.71%
4	Corporate debt	2,139	12.10%	11.26%	3.73%
5	Corporate debt	7,343	11.70%	8.78%	4.93%
6	Corporate debt	1,163	6.61%	9.05%	3.03%
7	Corporate debt	2,540	20.68%	19.63%	4.19%
8	Corporate debt	994	22.14%	20.67%	2.27%
9	Corporate debt	5,580	22.00%	20.76%	2.22%
10	Corporate debt	994	22.14%	20.67%	2.27%
11	Corporate debt	1,991	22.15%	21.08%	1.69%
12	Corporate debt	1,236	14.80%	13.59%	2.80%
13	Corporate debt	991	20.80%	19.04%	3.09%
14	Corporate debt	211	30.00%	30.00%	0.00%
15	Corporate debt	225	28.00%	27.68%	1.01%
16	Corporate debt	686	26.00%	29.28%	0.00%
17	Corporate debt	653	24.00%	23.50%	0.86%
18	Corporate debt	1,313	24.00%	23.48%	0.89%
19	CLO	248	35.85%	29.53%	3.68%
20	CLO	142	43.76%	39.36%	4.49%
21	CLO	211	44.20%	41.97%	2.07%
22	CLO	60	44.20%	41.97%	2.07%
23	CLO	160	44.20%	41.97%	2.07%
24	CLO	179	31.76%	33.33%	3.18%
25	CLO	345	30.40%	28.90%	2.46%
26	CLO	140	31.23%	29.69%	2.40%

Total		$40,941

(a)	Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)	Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through June 30, 2009 expressed as a percentage of the gross transaction notional amount at June 30, 2009.

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

American International Group, Inc. and Subsidiaries

Regulatory Capital Relief Transactions

As of June 30, 2009, 76.1 percent of AIGFP’s regulatory capital relief transactions (measured by net notional amount) were subject to a Credit Support Annex (CSA) and 23.9 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone Master Agreement or similar agreement, under which the aggregate Exposure is calculated with reference to only a single transaction.

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

The amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than AIGFP’s super senior credit default swaps subject to the same Master Agreements) as of the periods ended were as follows (there were no collateral postings on this portfolio prior to March 31, 2008):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	July 31,
	2008	2008	2008	2008	2009	2009	2009
	(In millions)

Reference to market indices	$212	$177	$157	$667	$598	$293	$221
Market value of referenced obligation	—	142	286	380	317	—	—
Expected loss models	—	—	—	5	24	26	27
Negotiated amount	—	—	—	235	225	220	224

Total	$212	$319	$443	$1,287	$1,164	$539	$472

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

American International Group, Inc. and Subsidiaries

The amount of collateral postings with respect to AIGFP’s super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended were as follows:

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	July 31,
	2008	2008	2008	2008	2009	2009	2009
	(In millions)

Regulatory capital	$212	$319	$443	$1,287	$1,164	$539	$472
Arbitrage — multi-sector CDO	7,590	13,241	31,469	5,129	6,208	4,586	4,328
Arbitrage — corporate	368	259	902	2,349	1,995	1,165	1,012

Total	$8,170	$13,819	$32,814	$8,765	$9,367	$6,290	$5,812

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

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG’s calculation of the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average for any quarterly period during the past year, prices for CDOs declined between 5.57 percent and 11.93 percent of the notional amount outstanding. Further, it is difficult to extrapolate future experience based on current dislocated market conditions.

For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $9.2 billion net notional amount of CDS written on multi-sector CDOs outstanding at June 30, 2009, a BET value is available for $5.5 billion net notional amount. No BET value is determined for $3.7 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $5.5 billion.

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

American International Group, Inc. and Subsidiaries

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at June 30, 2009 corresponding to changes in these key inputs:

	Average
	Inputs Used at		Increase (Decrease) to Fair Value of Derivative Liability
	June 30,		Entire	RMBS	RMBS	RMBS
	2009	Change	Portfolio	PRIME	ALT-A	Subprime	CMBS	CDOs	Other
			(Dollars in millions)

Bond prices	33 points	Increase of 5 points	$(581)	$(19)	$(52)	$(249)	$(128)	$(102)	$(31)
		Decrease of 5 points	495	19	49	214	126	56	31

Weighted average life	5.01 years	Increase of 1 year	171	5	9	163	(12)	2	4
		Decrease of 1 year	(347)	(9)	(7)	(330)	9	(6)	(4)

Recovery rates	21%	Increase of 10%	(75)	(5)	(7)	(22)	(36)	(2)	(3)
		Decrease of 10%	106	6	9	43	44	1	3

Diversity score(a)	16	Increase of 5	(8)
		Decrease of 5	32

Discount curve(b)	N/A	Increase of 100bps	42

(a)	The diversity score is an input at the CDO level. A calculation of sensitivity to this input by type of security is not possible.

(b)	The discount curve is an input at the CDO level. A calculation of sensitivity to this input by type of security is not possible. Furthermore, for this input it is not possible to disclose a weighted average input as a discount curve consists of a series of data points.

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

Corporate Debt

The following table represents the relevant market credit indices and CDS maturity used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) to fair value of derivative liability at June 30, 2009 corresponding to changes in these market credit indices and maturity:

	Increase (Decrease) To
Input Used at June 30, 2009	Fair Value of Derivative Liability
	(Dollars in millions)

CDS maturity (in years)	5	7	10
CDX Index spread (in basis points)	31	45	49
Effect of an increase of 10 basis points	$(4)	$(31)	$(17)
Effect of a decrease of 10 basis points	$4	$31	$17
iTraxx Index spread (in basis points)	40	43	46
Effect of an increase of 10 basis points	$(7)	$(18)	$—
Effect of a decrease of 10 basis points	$7	$18	$—

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

American International Group, Inc. and Subsidiaries

Other derivatives.  Valuation models that incorporate unobservable inputs initially are calibrated to the transaction price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates, credit spreads, volatilities, etc.). Model inputs are changed only when corroborated by observable market data.

Transfers into Level 3

During the three-month period ended June 30, 2009, AIG transferred from Level 2 to Level 3 approximately $995 million of assets, primarily representing downgraded fixed maturity securities for which the observable market prices were not indicative of fair value. See Note 4 to the Consolidated Financial Statements for additional information about transfers into Level 3.

Investments

Investments by Segment

The following tables summarize the composition of AIG’s investments by segment:

		Life
		Insurance &
	General	Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other	Total
	(In millions)

At June 30, 2009
Fixed maturity securities:
Bonds available for sale, at fair value	$72,481	$263,915	$1,866	$8,512	$6,934	$353,708
Bond trading securities, at fair value	—	6,136	22,064	—	3,159	31,359
Securities lending invested collateral, at fair value	—	1,108	—	—	—	1,108
Equity securities:
Common and preferred stock available for sale, at fair value	2,542	6,173	7	544	23	9,289
Common and preferred stock trading, at fair value	39	12,805	370	—	—	13,214
Mortgage and other loans receivable, net of allowance	5	26,207	326	5,841	1	32,380
Finance receivables, net of allowance	—	—	25,342	—	—	25,342
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	44,692	—	—	44,692
Other invested assets	10,866	15,615	588	12,246	4,281	43,596
Securities purchased under agreements to resell, at fair value	—	—	4,481	—	—	4,481
Short-term investments	11,259	38,449	6,135	2,419	1,074	59,336

Total Investments(a)	97,192	370,408	105,871	29,562	15,472	618,505
Cash	1,167	1,328	2,381	676	250	5,802

Total Cash and Investments	$98,359	$371,736	$108,252	$30,238	$15,722	$624,307

American International Group, Inc. and Subsidiaries

		Life
		Insurance &
	General	Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other	Total
	(In millions)

At December 31, 2008(a)
Fixed maturity securities:
Bonds available for sale, at fair value	$69,106	$262,824	$1,971	$12,284	$16,857	$363,042
Bond trading securities, at fair value	—	6,296	26,848	5	4,099	37,248
Securities lending invested collateral, at fair value	790	3,054	—	—	—	3,844
Equity securities:
Common and preferred stock available for sale, at fair value	2,812	4,988	8	299	701	8,808
Common and preferred stock trading, at fair value	283	11,312	737	1	2	12,335
Mortgage and other loans receivable, net of allowance	5	27,709	367	6,558	48	34,687
Finance receivables, net of allowance	—	5	30,944	—	—	30,949
Flight equipment primarily under operating leases, net of accumulated depreciation	—	—	43,395	—	—	43,395
Other invested assets	11,474	17,184	1,247	14,540	7,533	51,978
Securities purchased under agreements to resell, at fair value	—	—	3,960	—	—	3,960
Short-term investments	9,253	26,554	6,238	2,347	2,274	46,666

Total Investments(b)	93,723	359,926	115,715	36,034	31,514	636,912
Cash	549	5,765	1,719	169	440	8,642

Total Cash and Investments	$94,272	$365,691	$117,434	$36,203	$31,954	$645,554

(a)	Revised to reflect the reclassification of noncore businesses from General Insurance to Other. See Note 3 to the Consolidated Financial Statements.

(b)	At June 30, 2009, approximately 58 percent and 42 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 54 percent and 46 percent, respectively, at December 31, 2008.

Investment Strategy

AIG’s investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the business model for each of the businesses: General Insurance, Life Insurance, Retirement Services and Asset Management.

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

The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of Life Insurance & Retirement Services companies, as well as in the GIC and MIP portfolios of the Asset Management segment, the fundamental investment strategy is to match, as nearly as is practicable, the duration characteristics of the liabilities with comparable duration assets. Fixed maturity securities

American International Group, Inc. and Subsidiaries

held by the insurance companies included in Commercial Insurance historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In light of AIG’s net operating losses in the third quarter of 2008, AIG changed its intent to hold to maturity certain tax-exempt municipal securities held by its insurance subsidiaries. Fixed maturity securities held by Foreign General Insurance companies consist primarily of intermediate duration high grade securities.

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

At June 30, 2009, approximately 51 percent of the fixed maturity securities were in domestic entities. Approximately 25 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 10 percent were below investment grade or not rated. AIG’s investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services’ ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.

A significant portion of the foreign fixed maturity portfolio is rated by Moody’s, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG’s Credit Risk Committee closely reviews the credit quality of the foreign portfolio’s non-rated fixed maturity securities. At June 30, 2009, approximately 13 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG’s internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately six percent were below investment grade or not rated at that date. Approximately one third of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

The credit ratings of AIG’s fixed maturity investments were as follows:

	June 30,	December 31,
	2009	2008

Rating
AAA	19%	22%
AA	29	30
A	26	26
BBB	19	16
Below investment grade	6	4
Non-rated	1	2

Total	100%	100%

American International Group, Inc. and Subsidiaries

The industry categories of AIG’s available for sale corporate debt securities, other than those of AIGFP, were as follows:

	June 30,	December 31,
Industry Category	2009	2008

Financial institutions:
Money Center /Global Bank Groups	18%	20%
Regional banks — other	6	5
Life insurance	4	4
Securities firms and other finance companies	3	4
Insurance non-life	2	5
Regional banks — North America	3	3
Other financial institutions	4	1
Utilities	13	13
Communications	8	8
Consumer noncyclical	8	8
Capital goods	6	6
Consumer cyclical	5	5
Energy	5	5
Other	15	13

Total*	100%	100%

*	At June 30, 2009 and December 31, 2008, approximately 95 percent and 96 percent, respectively, of these investments were rated investment grade.

Investments in RMBS, CMBS, CDOs and ABS

The amortized cost, gross unrealized gains (losses) and fair value of AIG’s investments in RMBS, CMBS, CDOs and ABS were as follows:

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In millions)

Bonds — available for sale:
AIG, excluding AIGFP:
RMBS	$34,872	$940	$(7,054)	$28,758	$32,092	$645	$(2,985)	$29,752
CMBS	19,002	66	(8,048)	11,020	14,205	126	(3,105)	11,226
CDO/ABS	8,039	133	(3,007)	5,165	6,741	233	(843)	6,131

Subtotal, excluding AIGFP	61,913	1,139	(18,109)	44,943	53,038	1,004	(6,933)	47,109
AIGFP	143	8	—	151	217	—	—	217

Total	$62,056	$1,147	$(18,109)	$45,094	$53,255	$1,004	$(6,933)	$47,326

American International Group, Inc. and Subsidiaries

Investments in RMBS

The amortized cost, gross unrealized gains (losses) and estimated fair value of AIG’s investments in RMBS securities, other than those of AIGFP, were as follows:

	June 30, 2009					December 31, 2008
		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Percent	Amortized	Unrealized	Unrealized	Fair	Percent
	Cost	Gains	Losses	Value	of Total	Cost	Gains	Losses	Value	of Total
	(In millions)

RMBS:
U.S. agencies	$13,168	$679	$(25)	$13,822	48%	$12,793	$537	$(22)	$13,308	45%
Prime non-agency(a)	13,047	154	(3,146)	10,055	35	12,744	41	(1,984)	10,801	36
Alt-A	5,997	48	(2,412)	3,633	13	4,927	25	(743)	4,209	14
Other housing- related(b)	903	42	(534)	411	1	410	23	(54)	379	1
Subprime	1,757	17	(937)	837	3	1,218	19	(182)	1,055	4

Total	$34,872	$940	$(7,054)	$28,758	100%	$32,092	$645	$(2,985)	$29,752	100%

(a)	Includes foreign and jumbo RMBS-related securities.

(b)	Primarily wrapped second-lien.

AIG’s operations, other than AIGFP, held investments in RMBS with an estimated fair value of $28.8 billion at June 30, 2009, or approximately 5 percent of AIG’s total invested assets. In addition, AIG’s insurance operations held investments with a fair value totaling $5.2 billion in CDOs/ABS, of which $6 million included some level of subprime exposure. AIG’s RMBS investments are predominantly in tranches that contain substantial protection features through collateral subordination. At June 30, 2009, approximately 69 percent of these investments were rated AAA, and approximately 7 percent were rated AA by one or more of the principal rating agencies. AIG’s investments rated BBB or below totaled $6.7 billion, or approximately 1 percent of AIG’s total invested assets at June 30, 2009. As of July 31, 2009, $12.5 billion of AIG’s RMBS portfolio had been downgraded as a result of rating agency actions since January 1, 2007, and $174 million of such investments had been upgraded. Of the downgrades, $11.0 billion were AAA rated securities. In addition to the downgrades, as of July 31, 2009, the rating agencies had $830 million of RMBS on watch for downgrade.

In the six-month period ended June 30, 2009, AIG collected approximately $2.5 billion of principal payments on RMBS.

American International Group, Inc. and Subsidiaries

The amortized cost of AIG’s RMBS investments, other than those of AIGFP, by year of vintage and credit rating were as follows:

	Year of Vintage
At June 30, 2009	Prior	2005	2006	2007	2008	2009	Total
	(In millions)

Rating:
Total RMBS
AAA	$10,258	$3,357	$3,226	$2,888	$3,507	$863	$24,099
AA	1,364	438	265	321	—	—	2,388
A	551	582	318	209	52	—	1,712
BBB and below	462	1,095	2,394	2,653	52	17	6,673

Total RMBS*	$12,635	$5,472	$6,203	$6,071	$3,611	$880	$34,872

Alt-A RMBS
AAA	$1,159	$618	$875	$653	$—	$—	$3,305
AA	345	141	138	191	—	—	815
A	68	47	178	52	—	—	345
BBB and below	67	179	491	795	—	—	1,532

Total Alt-A	$1,639	$985	$1,682	$1,691	$—	$—	$5,997

Subprime RMBS
AAA	$364	$169	$151	$32	$—	$—	$716
AA	175	105	40	30	—	—	350
A	161	179	12	7	—	—	359
BBB and below	138	108	54	32	—	—	332

Total Subprime	$838	$561	$257	$101	$—	$—	$1,757

Prime non-agency
AAA	$4,098	$899	$1,111	$736	$11	$27	$6,882
AA	814	184	87	100	—	—	1,185
A	267	285	121	151	52	—	876
BBB and below	217	774	1,453	1,592	52	16	4,104

Total prime non-agency	$5,396	$2,142	$2,772	$2,579	$115	$43	$13,047

*	The weighted average expected life is 6 years.

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

American International Group, Inc. and Subsidiaries

Investments in CMBS

The amortized cost of AIG’s CMBS investments, other than those of AIGFP, was as follows:

	June 30, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
	Cost	of Total	Cost	of Total
	(In millions)

CMBS (traditional)	$17,293	91%	$13,033	92%
ReRemic/CRE CDO	1,204	6	583	4
Agency	158	1	159	1
Other	347	2	430	3

Total	$19,002	100%	$14,205	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by credit rating was as follows:

	June 30,	December 31,
	2009	2008

Rating:
AAA	72%	84%
AA	13	8
A	9	6
BBB and below	6	2

Total	100%	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by year of vintage was as follows:

	June 30,	December 31,
	2009	2008

Year:
2008	1%	1%
2007	26	23
2006	15	11
2005	21	17
2004 and prior	37	48

Total	100%	100%

American International Group, Inc. and Subsidiaries

The percentage of AIG’s CMBS investments, other than those of AIGFP, by geographic region was as follows:

	June 30,	December 31,
	2009	2008

Geographic region:
New York	16%	15%
California	15	13
Texas	7	6
Florida	7	6
Illinois	4	3
Virginia	4	3
New Jersey	3	3
Pennsylvania	3	3
Maryland	3	2
Georgia	3	2
All Other	35	44

Total	100%	100%

The percentage of AIG’s CMBS investments, other than those of AIGFP, by industry was as follows:

	June 30,	December 31,
	2009	2008

Industry:
Office	32%	33%
Retail	31	31
Multi-family	17	17
Lodging	7	7
Industrial	7	7
Other	6	5

Total	100%	100%

There have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular, with credit default swaps indices and quoted prices of securities at levels consistent with a severe correction in lease rates, occupancy and fair value of properties. In addition, spreads in the primary mortgage market have widened significantly.

American International Group, Inc. and Subsidiaries

Investments in CDOs

The amortized cost of AIG’s CDO investments, other than those of AIGFP, by collateral type was as follows:

	June 30, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
	Cost	of Total	Cost	of Total
	(In millions)

Collateral Type:
Bank loans (CLO)	$1,987	68%	$824	61%
Synthetic investment grade	428	15	210	16
Other	442	15	291	22
Subprime ABS	68	2	12	1

Total	$2,925	100%	$1,337	100%

Amortized cost of AIG’s CDO investments, other than those of AIGFP, by credit rating was as follows:

	June 30, 2009		December 31, 2008
	Amortized	Percent	Amortized	Percent
	Cost	of Total	Cost	of Total
	(In millions)

Rating:
AAA	$353	12%	$386	29%
AA	139	5	180	13
A	1,550	53	574	43
BBB	352	12	168	13
Below investment grade and equity	531	18	29	2

Total	$2,925	100%	$1,337	100%

Commercial Mortgage Loans

At June 30, 2009, AIG had direct commercial mortgage loan exposure of $16.6 billion, with $15.3 billion representing U.S. loan exposure. At that date, substantially all of the U.S. loans were current. Foreign commercial mortgage loans of $1.3 billion are secured predominantly by properties in Japan. In addition, at June 30, 2009, AIG had $2.1 billion in residential mortgage loans in jurisdictions outside the United States, primarily secured by properties in Taiwan, Malaysia and Thailand. For the six-month period ended June 30, 2009, AIG recorded a valuation allowance of $356 million on the U.S. commercial mortgage loan portfolio and $3 million in the foreign commercial mortgage loan portfolio.

American International Group, Inc. and Subsidiaries

The U.S. commercial mortgage loan exposure by state and type of loan was as follows:

	# of								%of
At June 30, 2009	Loans	Amount	Apartments	Offices	Retails	Industrials	Hotels	Others	Total
	(Dollars in millions)

State
California	219	$4,253	$134	$1,815	$234	$1,027	$503	$540	27%
New York	76	1,777	318	1,109	176	40	48	86	11
New Jersey	71	1,322	641	279	273	50	—	79	9
Texas	77	1,061	84	462	137	267	81	30	7
Florida	107	1,039	46	389	242	115	29	218	7
Pennsylvania	69	556	106	136	160	121	18	15	4
Ohio	63	439	210	52	74	49	41	13	3
Maryland	24	406	29	197	170	2	4	4	3
Arizona	18	361	122	54	62	13	9	101	2
Illinois	33	346	61	159	13	59	49	5	2
Other states	439	3,953	335	1,595	778	371	350	524	25

Total	1,196	$15,513	$2,086	$6,247	$2,319	$2,114	$1,132	$1,615	100%

AIGFP Trading Investments

The fair value of AIGFP’s fixed maturity trading investments was as follows:

	June 30, 2009		December 31, 2008
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(In millions)

U.S. government and government sponsored entities	$7,509	35%	$9,594	37%
Non-U.S. governments	406	2	500	2
Corporate debt	2,980	14	3,530	13
State, territories and political subdivisions	105	1	—	—
Mortgage-backed, asset-backed and collateralized	10,294	48	12,445	48

Total	$21,294	100%	$26,069	100%

The credit ratings of AIGFP’s fixed maturity trading investments were as follows:

	June 30, 2009	December 31, 2008

Rating:
AAA	67%	74%
AA	10	10
A	14	11
BBB	4	3
Below investment grade	5	2

Total	100%	100%

American International Group, Inc. and Subsidiaries

The fair value of AIGFP’s trading investments in RMBS, CDO, ABS and other collateralized securities was as follows:

	June 30, 2009		December 31, 2008
	Fair	Percent	Fair	Percent
	Value	of Total	Value	of Total
	(In millions)

RMBS	$2,934	29%	$3,679	30%
CMBS	1,770	17	2,020	16
CDO/ABS and other collateralized	5,590	54	6,746	54

Total	$10,294	100%	$12,445	100%

Other-Than-Temporary Impairments

Refer to Note 5 to the Consolidated Financial Statements for a discussion of AIG’s other-than-temporary impairment accounting policy.

As a result of AIG’s periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded impairment charges in earnings of $983 million and $6.8 billion in the three-month periods ended June 30, 2009 and 2008, respectively, and $5.0 billion and $12.4 billion in the six-month periods ended June 30, 2009 and 2008, respectively.

American International Group, Inc. and Subsidiaries

Other-than-temporary impairment charges in earnings by segment were as follows:

		Life
		Insurance &
	General	Retirement	Financial	Asset
	Insurance	Services	Services	Management	Other	Total
	(In millions)

Three Months Ended June 30, 2009 Impairment Type:
Severity	$—	$14	$—	$—	$—	$14
Change in intent	1	163	—	8	—	172
Foreign currency declines	—	186	—	—	—	186
Issuer-specific credit events	48	377	3	180	—	608
Adverse projected cash flows on structured securities	1	—	—	2	—	3

Total	$50	$740	$3	$190	$—	$983

Three Months Ended June 30, 2008 Impairment Type:
Severity	$599	$3,374	$16	$820	$34	$4,843
Change in intent	—	237	1	3	—	241
Foreign currency declines	—	633	—	—	—	633
Issuer-specific credit events	46	276	—	—	—	322
Adverse projected cash flows on structured securities	6	673	—	59	—	738

Total	$651	$5,193	$17	$882	$34	$6,777

Six Months Ended June 30, 2009 Impairment Type:
Severity	$110	$963	$2	$667	$37	$1,779
Change in intent	122	766	—	58	18	964
Foreign currency declines	—	352	—	—	—	352
Issuer-specific credit events	300	896	10	489	32	1,727
Adverse projected cash flows on structured securities	1	90	4	53	—	148

Total	$533	$3,067	$16	$1,267	$87	$4,970

Six Months Ended June 30, 2008 Impairment Type:
Severity	$696	$6,530	$27	$1,645	$50	$8,948
Change in intent	20	928	2	70	1	1,021
Foreign currency declines	—	1,034	—	—	—	1,034
Issuer-specific credit events	67	388	—	38	—	493
Adverse projected cash flows on structured securities	7	705	—	162	—	874

Total	$790	$9,585	$29	$1,915	$51	$12,370

American International Group, Inc. and Subsidiaries

Other-than-temporary impairment charges in earnings by type of security and type of impairment were as follows:

				Other Fixed	Equities/Other
	RMBS	CDO/ABS	CMBS	Income	Invested Assets	Total
	(In millions)

Three Months Ended June 30, 2009 Impairment Type:
Severity	$—	$—	$—	$—	$14	$14
Change in intent	—	4	6	157	5	172
Foreign currency declines	—	14	—	170	2	186
Issuer-specific credit events	286	39	42	39	202	608
Adverse projected cash flows on structured securities	2	1	—	—	—	3

Total	$288	$58	$48	$366	$223	$983

Three Months Ended June 30, 2008 Impairment Type:
Severity	$4,102	$47	$387	$—	$307	$4,843
Change in intent	—	—	—	241	—	241
Foreign currency declines	—	63	—	562	8	633
Issuer-specific credit events	149	—	—	110	63	322
Adverse projected cash flows on structured securities	734	4	—	—	—	738

Total	$4,985	$114	$387	$913	$378	$6,777

Six Months Ended June 30, 2009 Impairment Type:
Severity	$844	$481	$55	$113	$286	$1,779
Change in intent	—	4	6	736	218	964
Foreign currency declines	—	16	17	317	2	352
Issuer-specific credit events	1,016	62	139	166	344	1,727
Adverse projected cash flows on structured securities	104	36	8	—	—	148

Total	$1,964	$599	$225	$1,332	$850	$4,970

Six Months Ended June 30, 2008 Impairment Type:
Severity	$7,250	$158	$904	$53	$583	$8,948
Change in intent	—	30	38	953	—	1,021
Foreign currency declines	—	64	—	639	331	1,034
Issuer-specific credit events	234	2	—	158	99	493
Adverse projected cash flows on structured securities	831	42	1	—	—	874

Total	$8,315	$296	$943	$1,803	$1,013	$12,370

In light of the significant disruption in the U.S. residential mortgage and credit markets, AIG has recognized an other-than-temporary impairment charge (severity loss) of $14 million and $4.8 billion in the three-month periods ended June 30, 2009 and 2008, respectively, and $1.8 billion and $8.9 billion in the six-month periods ended June 30, 2009 and 2008, respectively. With the adoption of FSP FAS 115-2 on April 1, 2009, such charges in the three months ended June 30, 2009, primarily related to equity securities of financial institutions. In all prior periods, such charges primarily related to mortgage-backed, asset-backed and collateral securities, securities of financial institutions and other equity securities. Notwithstanding AIG’s intent and ability to hold such securities until they

American International Group, Inc. and Subsidiaries

had recovered their cost basis, and despite structures that indicated, at the time, that a substantial amount of the securities should have continued to perform in accordance with original terms, AIG concluded, at the time, that it could not reasonably assert that the impairment would be temporary.

Pricing of CMBS had been adversely affected by concerns that underlying mortgage defaults will increase. As a result, AIG recognized $55 million of other-than-temporary impairment severity charges in the six-month period ended June 30, 2009, all in the first quarter prior to the adoption of FSP FAS 115-2, on CMBS valued at a severe discount to cost, despite the absence of any meaningful deterioration in performance of the underlying credits, because AIG concluded that it could not reasonably assert that the impairment period was temporary.

In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2009 and 2008 related to:

•	securities for which AIG has changed its intent to hold or sell;

•	declines due to foreign exchange rates;

•	issuer-specific credit events;

•	certain structured securities impaired under Emerging Issues Task Force (EITF) 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and related interpretative guidance; and

•	other impairments, including equity securities and partnership investments.

AIG recognized $608 million and $1.7 billion in other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2009, respectively, due to issuer-specific credit events, and $172 million and $964 million in other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2009, respectively, due to changes in intent.

No other-than-temporary impairment charge with respect to any one single credit was significant to AIG’s consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.05 percent of Total equity in the six-month period ended June 30, 2009.

In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into income the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amount of accretion recognized in earnings for the six-month period ended June 30, 2009 was $465 million. For a discussion of recent accounting standards affecting fair values and other-than-temporary impairments (FSP FAS 115-2 and FSP FAS 157-4), see Outlook — Life Insurance & Retirement Services; and Notes 1 and 5 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows :

	Less than or equal			Greater than 20%			Greater than 50%
	to 20% of Cost(b)			to 50% of Cost(b)			of Cost(b)			Total
At June 30, 2009		Unrealized			Unrealized			Unrealized			Unrealized
Aging(a)	Cost(c)	Loss	Items	Cost(c)	Loss	Items	Cost(c)	Loss	Items	Cost(c)	Loss(d)	Items
	(Dollars in millions)

Investment grade bonds
0-6 months	$43,512	$1,729	4,201	$10,289	$3,700	905	$11,000	$7,910	1,153	$64,801	$13,339	6,259
7-12 months	23,700	1,764	2,432	4,739	1,354	452	643	416	67	29,082	3,534	2,951
> 12 months	57,805	4,855	5,834	17,800	5,098	1,747	2,461	1,595	241	78,066	11,548	7,822

Total	$125,017	$8,348	12,467	$32,828	$10,152	3,104	$14,104	$9,921	1,461	$171,949	$28,421	17,032

Below investment grade bonds
0-6 months	$3,039	$232	883	$2,672	$907	413	$1,485	$1,090	307	$7,196	$2,229	1,603
7-12 months	1,058	91	204	294	76	40	252	184	49	1,604	351	293
> 12 months	2,265	206	276	1,584	521	196	245	158	32	4,094	885	504

Total	$6,362	$529	1,363	$4,550	$1,504	649	$1,982	$1,432	388	$12,894	$3,465	2,400

Total bonds
0-6 months	$46,551	$1,961	5,084	$12,961	$4,607	1,318	$12,485	$9,000	1,460	$71,997	$15,568	7,862
7-12 months	24,758	1,855	2,636	5,033	1,430	492	895	600	116	30,686	3,885	3,244
> 12 months	60,070	5,061	6,110	19,384	5,619	1,943	2,706	1,753	273	82,160	12,433	8,326

Total(e)	$131,379	$8,877	13,830	$37,378	$11,656	3,753	$16,086	$11,353	1,849	$184,843	$31,886	19,432

Equity securities
0-6 months	$1,105	$58	44,592	$40	$12	3,066	$4	$4	33,490	$1,149	$74	81,148
7-12 months	583	58	258	227	75	151	—	—	1	810	133	410
> 12 months	—	—	—	—	—	—	—	—	—	—	—	—

Total	$1,688	$116	44,850	$267	$87	3,217	$4	$4	33,491	$1,959	$207	81,558

(a)	Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)	Represents the percentage by which fair value is less than cost at the balance sheet date.

(c)	For bonds, represents amortized cost.

(d)	The effect on net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.

(e)	Includes securities lending invested collateral.

The significant increase in the amounts shown as Cost in the table above from the previous quarter reflects the effects of the adoption of FSP FAS 115-2. Upon adoption, $16.1 billion of previously recorded other-than-temporary impairment charges on fixed maturity securities, primarily severity related, was added to the cost basis of the securities, with a corresponding increase in Unrealized Loss. Offsetting the increase in Unrealized Loss was $9.6 billion of unrealized appreciation on such securities during the second quarter of 2009.

See also Note 5 to the Consolidated Financial Statements.

Risk Management

For a complete discussion of AIG’s risk management program, see Risk Management in the 2008 Form 10-K.

American International Group, Inc. and Subsidiaries

Overview

AIG continues to reassess its risk management control environment and its enterprise risk management functions, both in its individual businesses as well as at the corporate level, in light of AIG’s current situation. AIG continues to focus on enhancing its risk management processes and de-risking certain exposures, both at the corporate and business levels in an effort to minimize the capital and liquidity needs of AIG’s local legal entities. However, market turmoil and associated price declines, limited liquidity in the markets and a decline in the number of counterparties willing to transact with AIG continue to severely constrain AIG’s ability to utilize techniques for mitigating its exposure to credit, market and liquidity risks.

Credit Risk Management

AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, finance leases, reinsurance recoverables, derivatives, deposits and letters of credit (both in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.

The following table presents AIG’s largest credit exposures as a percentage of Total equity: At June 30, 2009

		Credit Exposure
At June 30, 2009		as a Percentage of
Category	Risk Rating(a)	Total Equity

Investment Grade:
10 largest combined	A−(b)	158.8	%(c)
Single largest non-sovereign (financial institution)	BBB−	16.2
Single largest corporate	AA	7.2
Single largest sovereign	AAA	31.4
Non-Investment Grade:
Single largest sovereign	BB−	2.6
Single largest non-sovereign	BB	0.9

(a)	Reflects AIG’s internal risk ratings.

(b)	Four of the ten largest credit exposures are to financial institutions, four are to investment-grade rated sovereigns and two are to government-sponsored entities. None of the top ten is rated lower than BBB- or its equivalent.

(c)	Exposure to the ten largest combined as a percentage of Total equity was 150.7 percent at December 31, 2008.

AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its cross-border investments in its own international subsidiaries. Nine countries had cross-border exposures in excess of 20 percent of Total equity at June 30, 2009. Based on AIG’s internal risk ratings, at that date, seven were rated AAA, one was rated AA and one was rated A.

In addition, AIG reviews and manages its industry concentrations. AIG’s single largest industry credit exposure is to the global financial institutions sector, comprised of banks, securities firms, life and non-life insurance companies, reinsurance companies, finance companies and government-sponsored entities.

American International Group, Inc. and Subsidiaries

The following table presents AIG’s largest credit exposures to the global financial institution sector as a percentage of Total equity: At June 30, 2009

	Credit Exposure
	as a Percentage of
	Total Equity

Industry Category:
Money Center / Global Bank Groups	138.2	%*
Government-Sponsored Entities	31.6
Global Life Insurance Companies	24.1
European Regional Financial Institutions	20.9
Global Reinsurance Companies	19.2
Asian Regional Financial Institutions	14.1
North American Based Regional Financial Institutions	13.4
Global Securities Companies	10.3
Non-Life Insurance Companies	8.5

*	Exposure to Money Center/Global Bank Groups as a percentage of Total equity was 138.7 percent at December 31, 2008.

AIG’s exposure to its five largest money center/global bank group institutions was 55.8 percent of Total equity at June 30, 2009.

Credit exposure to Global Reinsurance Companies grew from 18.4 percent of Total equity at December 31, 2008 as the credit exposure to Transatlantic, previously a consolidated subsidiary, has been added to this category. Transatlantic is now AIG’s largest third-party reinsurer, representing approximately $1.5 billion of uncollateralized reinsurance assets. Transatlantic’s core operating subsidiaries have financial strength ratings of A+ by S&P and A by A.M. Best; the issuer credit rating is “a” by A.M. Best.

AIG’s exposure to global financial institutions includes $5.8 billion of preferred stock and Tier 1 securities, $1.1 billion of upper Tier 2 securities and $8.8 billion of lower Tier 2 securities. These securities can be subject to a higher risk of dividend or interest deferral and principal non-payment or non-redemption because they provide various levels of capital support to these institutions, and may be subject to regulatory and contractual restrictions. These securities are held by various AIG subsidiaries and are diversified by obligor and country. In addition, AIG’s financial institution exposures include other subordinated securities totaling $17.2 billion.

AIG also has a risk concentration through the investment portfolios of its insurance companies in the U.S. municipal sector. AIG holds approximately $51.2 billion of tax-exempt and taxable securities issued by a wide number of municipal authorities across the U.S. and its territories. A majority of these securities are held in available-for-sale portfolios of AIG’s domestic property-casualty insurance companies. These securities are comprised of the general obligations of states and local governments, revenue bonds issued by these same governments and bonds issued by transportation authorities, universities, state housing finance agencies and hospital systems. The average credit quality of these issuers is AA-.

Currently, several states, local governments and other issuers are facing pressures on their budget revenues from the effects of the recession and have had to cut spending and draw on reserve funds. Consequently, several municipal issuers in AIG’s portfolios have been downgraded one or more notches by the rating agencies. The most notable of these issuers is the State of California, of which AIG holds approximately $1.4 billion of general obligation bonds and which is also the largest single issuer in AIG’s portfolio. Nevertheless, despite the budget pressures facing the sector, AIG does not expect any significant deterioration in the average credit quality of its portfolio holdings of municipal issuers.

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

Pandemic Influenza

On June 11, 2009, the World Health Organization (WHO) raised its alert level to 6 and declared that the new variant influenza A/H1N1 had reached pandemic alert status. Although AIG continues to monitor the developing facts, current evidence suggests that a resulting pandemic will be of moderate severity with some chance that it could be severe. To date, the virus has been mostly mild. The virus is occurring disproportionately in younger people and there is some evidence that individuals over 60 may have some resistance to the virus due to pre-existing immunity. Individuals infected generally recover fully after a few days and hospitalization rates have been low. However, it should be noted that as of July 7, three instances had been identified in which the H1N1 virus demonstrated a resistance to Tamiflu, the preferred treatment for the virus. The emergence of this resistant virus, or the emergence of a more virulent virus during the on-coming Northern Hemisphere flu season could result in a more severe pandemic.

A significant global pandemic could have a material adverse effect on Life Insurance & Retirement Services operating results and liquidity from increased mortality and morbidity rates.

Utilizing a scenario-based approach and an industry standard model, AIG has analyzed its insurance risk associated with pandemic influenza. For a severe event, considered to be a recurrence of the 1918 Flu Pandemic, the analysis indicates AIG could incur a pre-tax loss of approximately $6.3 billion if this event were to recur. For a mild event, considered to be a recurrence of the influenza epidemic of 1968, the analysis indicates AIG could incur a pre-tax loss of approximately $0.6 billion if such an event were to recur. These analyses were based on 2008 policy data representing approximately 95 percent of AIG’s individual life, group life and credit life books of business, net of reinsurance at that point in time. These estimates do not include claims that could be made under other policies, such as business interruption or general liability policies, and does not reflect estimates for losses resulting from disruption of AIG’s own business operations or asset valuation losses that may arise consequent to such a pandemic. These related losses may be significant and in some scenarios exceed the losses incurred from AIG’s life insurance coverages.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG’s management, with the participation of AIG’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, AIG’s disclosure controls and procedures were effective. There has been no change in AIG’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, AIG’s internal control over financial reporting.

American International Group, Inc. and Subsidiaries

Part II — OTHER INFORMATION

ITEM 1.	Legal Proceedings

Included in Note 10(a) to the Consolidated Financial Statements.

ITEM 1A.   Risk Factors

The following supplements the risk factors set forth in Item 1A. Risk Factors of Part I of the 2008 Form 10-K and in item 1A. Risk Factors of Part II of AIG’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and summarizes information previously disclosed by AIG.

If the credit markets continue to deteriorate, AIG may recognize unrealized market valuation losses in AIGFP’s regulatory capital super senior credit default swap portfolio in future periods which could have a material adverse effect on AIG’s consolidated financial condition or consolidated results of operations. Moreover, the period of time that AIGFP remains at risk for such deterioration could be significantly longer than anticipated if AIGFP’s expectations with respect to the termination of transactions in its regulatory capital portfolio do not materialize.

A total of $177.5 billion (consisting of corporate loans and prime residential mortgages) in net notional amount of the super senior credit default swap CDS portfolio of AIG Financial Products Corp. and AIG Trading Group, Inc. and their respective subsidiaries (collectively, AIGFP), as of June 30, 2009, represented derivatives written for financial institutions, principally in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. The fair value of the derivative liability for these CDS transactions was $47 million at June 30, 2009.

The regulatory benefit of these transactions for AIGFP’s financial institution counterparties is generally derived from the terms of the Capital Accord of the Basel Committee on Banking Supervision (Basel I) that existed through the end of 2007 and which is in the process of being replaced by the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). Financial institution counterparties are expected to transition from Basel I to Basel II over a two-year adoption period through December 31, 2009, after which they will receive little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances, and therefore AIGFP expects that the counterparties will terminate the vast majority of these transactions within the next 9 months. The pace at which these CDS transactions will be terminated following the transition to Basel II is affected by a number of factors, including the credit performance of the underlying assets.

The nature of the information provided or otherwise available to AIGFP regarding the performance and credit quality of the underlying assets in each regulatory capital CDS transaction is not consistent across all transactions. Furthermore, in a majority of corporate loan transactions and all of the residential mortgage transactions, the pools are blind, meaning that the identities of obligors are not disclosed to AIGFP. In addition, although AIGFP receives periodic reports on the underlying asset pools, virtually all of the regulatory capital CDS transactions contain confidentiality restrictions that preclude AIGFP’s public disclosure of information relating to the underlying referenced assets. AIGFP analyzes the information regarding the performance and credit quality of the underlying pools of assets required to make its own risk assessment and to determine any changes in credit quality with respect to such pools of assets. While much of this information received by AIGFP cannot be aggregated in a comparable way for disclosure purposes because of the confidentiality restrictions and the inconsistency of the information, it does provide a sufficient basis for AIGFP to evaluate the risks of the portfolio and to determine a reasonable estimate of fair value.

Given the current performance of the underlying portfolios, the level of subordination and AIGFP’s own assessment of the credit quality, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory capital relief. Further, AIGFP expects that counterparties will terminate these transactions prior to their maturity. AIGFP will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the potential for further significant deterioration in the credit markets, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods. AIG could also

American International Group, Inc. and Subsidiaries

remain at risk for a significantly longer period of time than anticipated if AIGFP’s expectations with respect to the termination of these transactions by its counterparties do not materialize. Moreover, given the size of the credit exposure, a decline in the fair value of this portfolio could have a material adverse effect on AIG’s consolidated results of operations or consolidated financial condition.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on June 30, 2009, the Shareholders:

(a) Elected eleven directors as follows:

Nominee	Shares For	Shares Withheld	Abstained

Dennis D. Dammerman	11,938,113,848	422,721,838	48,081,980
Harvey Golub	12,212,248,475	147,050,579	49,618,612
Laurette T. Koellner	11,957,954,654	401,282,148	49,680,864
Edward M. Liddy	11,940,512,780	425,652,019	42,752,867
Christopher S. Lynch	11,946,435,744	417,191,338	45,290,584
Arthur C. Martinez	11,916,844,822	442,237,884	49,834,960
George L. Miles, Jr.	11,796,090,907	547,204,186	65,622,573
Robert S. Miller	11,903,879,215	456,583,807	48,454,644
Suzanne Nora Johnson	11,941,841,333	418,961,112	48,115,221
Morris W. Offit	11,810,838,096	530,417,710	67,661,860
Douglas M. Steenland	11,936,491,704	421,986,728	50,439,234

There were no broker non-votes with respect to this item.

(b) Approved by a vote of 12,152,103,773 shares for and 223,994,011 shares against, with 32,819,882 shares abstaining, a non-binding shareholder resolution to approve executive compensation.

(c) Failed to approve, by failure to receive the vote of a majority of the outstanding AIG Common Stock, a proposal to amend AIG’s Restated Certificate of Incorporation to increase the authorized shares of AIG Common Stock from 5,000,000,000 shares to 9,225,000,000 shares. The class vote of the AIG Common Stock was 1,229,406,549 shares for and 515,550,521 shares against, with 21,701,796 shares abstaining, and the combined vote of the AIG Common Stock and the AIG Series C Preferred Stock was 11,871,665,349 shares for and 515,550,521 shares against, with 21,701,796 shares abstaining.

(d) Approved by a vote of 12,133,960,487 shares for and 228,802,024 shares against, with 46,155,155 shares abstaining, a proposal to amend AIG’s Restated Certificate of Incorporation to effect a reverse stock split of the outstanding AIG Common Stock at a ratio of one-for-twenty.

(e) Approved by a vote of 10,863,510,490 shares for and 560,128,380 shares against, with 4,156,043 shares abstaining, a proposal to amend AIG’s Restated Certificate of Incorporation to increase the authorized shares of preferred stock from 6,000,000 shares to 100,000,000 shares.

(f) Approved by a vote of 11,089,731,042 shares for and 329,484,803 shares against, with 8,579,068 shares abstaining, a proposal to amend AIG’s Restated Certificate of Incorporation to (i) permit AIG’s Board of Directors to issue series of preferred stock that are not of equal rank and (ii) cause the AIG Series E Preferred Stock, the AIG Series F Preferred Stock and any other series of preferred stock subsequently issued to the Department of the Treasury to rank senior to all other series of preferred stock.

(g) Approved by a vote of 11,106,060,210 shares for and 313,840,324 shares against, with 7,894,379 shares abstaining, a proposal to amend AIG’s Restated Certificate of Incorporation to eliminate any restriction on the pledging of all or substantially all of the property or assets of AIG.

American International Group, Inc. and Subsidiaries

(h) Approved by a vote of 11,921,112,861 shares for and 462,631,785 shares against, with 25,173,020 shares abstaining, a proposal to ratify the selection of PricewaterhouseCoopers LLP as AIG’s independent registered public accounting firm for 2009.

(i) Rejected by a vote of 420,131,927 shares for and 10,999,792,794 shares against, with 7,870,192 shares abstaining, a shareholder proposal relating to executive compensation retention upon termination of employment.

(j) Rejected by a vote of 525,096,995 shares for and 10,894,674,277 shares against, with 8,023,641 shares abstaining, a shareholder proposal relating to special meetings of shareholders.

(k) Rejected by a vote of 300,298,291 shares for and 11,117,264,111 shares against, with 10,232,511 shares abstaining, a shareholder proposal relating to reincorporation of AIG in North Dakota.

ITEM 6.	Exhibits

See accompanying Exhibit Index.

American International Group, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)

/s/  David L. Herzog
David L. Herzog
Executive Vice President
Chief Financial Officer
Principal Financial Officer

/s/  Joseph D. Cook
Joseph D. Cook
Vice President
Controller
Principal Accounting Officer

Dated: August 7, 2009

American International Group, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit
Number	Description	Location

3.1	Amended and Restated Certificate of Incorporation of American International Group, Inc.	Incorporated by reference to Exhibit 3(i)(a) to AIG’s Registration Statement on Form S-3 filed with the SEC on July 17, 2009 (File No. 333-160645).
10.1	Shortfall Agreement, dated as of November 25, 2008, and as amended as of December 18, 2008, between Maiden Lane III LLC and AIG Financial Products Corp. (portions of the exhibit have been redacted pursuant to a request for confidential treatment)	Incorporated by reference to Exhibit 10.1 to AIG’s Current Report on Form 8-K/A filed with the SEC on May 15, 2009 (File No. 1-8787).
10.2	Purchase Agreement, dated as of June 25, 2009, among American International Group, Inc., American International Reinsurance Company, Limited and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.1 to AIG’s Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).
10.3	Purchase Agreement, dated as of June 25, 2009, between American International Group, Inc. and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.2 to AIG’s Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).
11	Statement re computation of per share earnings	Included in Note 8 to the Consolidated Financial Statements.
12	Computation of ratios of earnings to fixed charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.