Form 10-Q/A
period 2009-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2009-09-03
CIK 5272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of July 31 2009, there were 134,575,809 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (Amendment No. 1) is being filed solely for the purpose of furnishing the Interactive Data File pursuant to Regulation S-T Rule 405(a)(2)(ii) by amending the Exhibit Index under Item 6 of Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 of American International Group, Inc. (the June 30, 2009 Form 10-Q ). All other Items of the June 30, 2009 Form 10-Q are unaffected by the change described above and have been omitted from this Amendment No. 1.

Item 6. Exhibits.

The Exhibit Index listed under Item 6 of Part II of the June 30, 2009 Form 10-Q is hereby amended such that the following document is added to the Exhibit index and is included as an exhibit to the June 30, 2009 Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description	Location

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008, (ii) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2009 and June 30, 2008, (iii) the Consolidated Statement of Equity for the six months ended June 30, 2009, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and June 30, 2008, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2009 and June 30, 2008 and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*

Filed herewith.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

Dated: September 3, 2009