Form 10-Q
period 2009-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2009-11-06
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Registrant's telephone number, including area code: (212) 770-7000

Former name, former address and former fiscal year, if changed since last report: Not applicable

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

    As of October 30, 2009, there were 134,607,379 shares outstanding of the registrant's common stock.

American International Group, Inc., and Subsidiaries

Part I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

Consolidated Balance Sheet

(in millions)(unaudited)	September 30, 2009	December 31, 2008

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2009 – $379,817; 2008 – $373,600)	$380,105	$363,042
Bond trading securities, at fair value	31,432	37,248
Securities lending invested collateral, at fair value (cost: 2009 – $952; 2008 – $3,905)	806	3,844
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2009 – $7,229; 2008 – $8,381)	10,272	8,808
Common and preferred stock trading, at fair value	14,482	12,335
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2009 – $119; 2008 – $131)	31,985	34,687
Finance receivables, net of allowance	23,861	30,949
Flight equipment primarily under operating leases, net of accumulated depreciation	44,383	43,395
Other invested assets (portion measured at fair value: 2009 – $15,602; 2008 – $19,196)	43,249	51,978
Securities purchased under agreements to resell, at fair value	2,181	3,960
Short-term investments (portion measured at fair value: 2009 – $26,564; 2008 – $19,316)	55,170	46,666

Total investments	637,926	636,912
Cash	4,957	8,642
Investment income due and accrued	6,020	5,999
Premiums and insurance balances receivable, net of allowance	15,481	17,330
Reinsurance assets, net of allowance	22,697	23,495
Trade receivables	1,246	1,901
Current and deferred income taxes	4,966	11,734
Deferred policy acquisition costs	44,007	45,782
Real estate and other fixed assets, net of accumulated depreciation	4,543	5,566
Unrealized gain on swaps, options and forward transactions, at fair value	10,730	13,773
Goodwill	5,847	6,952
Other assets, including prepaid commitment asset of $12,992 in 2009 and $15,458 in 2008 (portion measured at fair value: 2009 – $316; 2008 – $369)	26,371	31,190
Separate account assets, at fair value	59,553	51,142

Total assets	$844,344	$860,418

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Balance Sheet (Continued)

(in millions, except share data)(unaudited)	September 30, 2009	December 31, 2008

Liabilities:
Liability for unpaid claims and claims adjustment expense	$81,599	$89,258
Unearned premiums	23,126	25,735
Future policy benefits for life and accident and health insurance contracts	148,090	142,334
Policyholder contract deposits (portion measured at fair value: 2009 – $8,817; 2008 – $5,458)	220,268	226,700
Other policyholder funds	14,122	13,240
Commissions, expenses and taxes payable	4,730	5,436
Insurance balances payable	4,920	3,668
Funds held by companies under reinsurance treaties	1,593	2,133
Securities sold under agreements to repurchase (portion measured at fair value: 2009 – $2,747; 2008 – $4,508)	3,285	5,262
Trade payables	661	977
Securities and spot commodities sold but not yet purchased, at fair value	1,036	2,693
Unrealized loss on swaps, options and forward transactions, at fair value	5,292	6,238
Trust deposits and deposits due to banks and other depositors (portion measured at fair value: 2009 – $31; 2008 – $30)	3,181	4,498
Commercial paper and other short-term debt	-	613
Federal Reserve Bank of New York Commercial Paper Funding Facility (portion measured at fair value: 2009 – $6,233; 2008 – $6,802)	9,607	15,105
Federal Reserve Bank of New York credit facility	41,009	40,431
Other long-term debt (portion measured at fair value: 2009 – $15,263; 2008 – $16,595)	122,197	137,054
Securities lending payable	1,080	2,879
Other liabilities (portion measured at fair value: 2009 – $60; 2008 – $1,355)	21,300	22,296
Separate account liabilities	59,553	51,142

Total liabilities	766,649	797,692

Commitments, contingencies and guarantees (see Note 10)
Redeemable noncontrolling interest in partially owned consolidated subsidiaries	1,158	1,921
AIG shareholders' equity:
Preferred stock, Series E; $5.00 par value; shares issued: 2009 – 400,000, at aggregate liquidation value	41,605	-
Preferred stock, Series F; $5.00 par value; shares issued: 2009 – 300,000, aggregate liquidation value of $3,205,512,000	3,041	-
Preferred stock, Series C; $5.00 par value; shares issued: 2009 – 100,000, aggregate liquidation value of $500,000	23,000	-
Preferred stock, Series D; $5.00 par value; shares issued: 2009 – 0 and 2008 – 4,000,000, at aggregate liquidation value	-	40,000
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2009 – 147,377,020; 2008 – 147,401,900	368	368
Treasury stock, at cost; 2009 – 12,773,841; 2008 – 12,918,446 shares of common stock	(8,273)	(8,450)
Additional paid-in capital	14,664	39,488
Accumulated deficit	(2,618)	(12,368)
Accumulated other comprehensive income (loss)	925	(6,328)

Total AIG shareholders' equity	72,712	52,710

Noncontrolling interest	3,825	8,095

Total equity	76,537	60,805

Total liabilities and equity	$844,344	$860,418

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data) (unaudited)
	2009	2008	2009	2008

Revenues:
Premiums and other considerations	$16,041	$21,082	$52,630	$63,489
Net investment income	8,656	2,946	19,724	14,628
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(1,148)	(19,706)	(6,199)	(31,966)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive loss	(11)	-	358	-

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(1,159)	(19,706)	(5,841)	(31,966)
Other realized capital gains (losses)	(1,778)	1,394	(1,497)	1,484

Total net realized capital losses	(2,937)	(18,312)	(7,338)	(30,482)
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	959	(7,054)	1,143	(21,726)
Other income	3,330	2,236	9,873	8,953

Total revenues	26,049	898	76,032	34,862

Benefits, claims and expenses:
Policyholder benefits and claims incurred	15,882	17,189	49,198	51,521
Policy acquisition and other insurance expenses	4,812	6,782	15,569	18,166
Interest expense	2,510	2,297	7,955	4,902
Restructuring expenses and related asset impairment and other expenses	371	-	1,076	-
Other expenses	2,681	2,815	7,490	8,478

Total benefits, claims and expenses	26,256	29,083	81,288	83,067

Loss before income tax benefit	(207)	(28,185)	(5,256)	(48,205)
Income tax benefit	(192)	(3,480)	(1,953)	(10,374)

Net loss	(15)	(24,705)	(3,303)	(37,831)

Less: net loss attributable to noncontrolling interest	(470)	(237)	(1,227)	(201)

Net income (loss) attributable to AIG	$455	$(24,468)	$(2,076)	$(37,630)

Net income (loss) attributable to AIG common shareholders	$92	$(24,468)	$(3,371)	$(37,630)
Income (loss) per common share attributable to AIG:
Basic	$0.68	$(181.02)	$(24.92)	$(287.99)
Diluted	$0.68	$(181.02)	$(24.92)	$(287.99)

Dividends declared per common share	$-	$-	$-	$8.33

Weighted average shares outstanding:
Basic	135,293,841	135,169,101	135,276,345	130,665,862
Diluted	135,456,372	135,169,101	135,276,345	130,665,862

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions) (unaudited)	2009	2008	2009	2008

Net loss	$(15)	$(24,705)	$(3,303)	$(37,831)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	-	-	-	(162)
Income tax benefit on above change in accounting principle	-	-	-	57
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	758	-	1,870	-
Income tax benefit (expense) on above changes	(221)	-	(671)	-
Unrealized appreciation (depreciation) of all other investments – net of reclassification adjustments	18,164	(6,756)	23,749	(21,170)
Income tax benefit (expense) on above changes	(6,481)	2,678	(8,952)	7,491
Foreign currency translation adjustments	408	(1,420)	1,403	(224)
Income tax benefit (expense) on above changes	(221)	(180)	(630)	(304)
Net derivative gains (losses) arising from cash flow hedging activities – net of reclassification adjustments	(7)	(9)	64	2
Income tax benefit (expense) on above changes	2	4	(19)	(1)
Change in retirement plan liabilities adjustment	127	(69)	218	(56)
Income tax benefit (expense) on above changes	(41)	2	(71)	(1)

Other comprehensive income (loss)	12,488	(5,750)	16,961	(14,368)

Comprehensive income (loss)	12,473	(30,455)	13,658	(52,199)
Comprehensive loss attributable to noncontrolling interest	(445)	(410)	(1,119)	(446)

Comprehensive income (loss) attributable to AIG	$12,918	$(30,045)	$14,777	$(51,753)

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Equity

Nine Months Ended
September 30, 2009

	Preferred Stock						Additional Paid-in Capital
					Common Stock	Treasury Stock		Accumulated Deficit
(in millions) (Unaudited)	Series E	Series F	Series C	Series D

Balance, beginning of year, net of tax	$-	$-	$-	$40,000	$368	$(8,450)	$39,488	$(12,368)

Series C issuance	-	-	23,000	-	-	-	(23,000)	-
Series D exchange for Series E	41,605	-	-	(40,000)	-	-	(1,605)	-
Series F drawdown	-	3,206	-	-	-	-	-	-
Series F commitment fee	-	(165)	-	-	-	-	-	-
Common stock issued under stock plans	-	-	-	-	-	177	(177)	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	-	-	11,826
Net loss(a)	-	-	-	-	-	-	-	(2,076)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	-
Unrealized appreciation (depreciation) of investments(b)	-	-	-	-	-	-	-	-
Net changes in foreign currency translation adjustments	-	-	-	-	-	-	-	-
Net gains (losses) on cash flow hedges	-	-	-	-	-	-	-	-
Net actuarial gain	-	-	-	-	-	-	-	-
Contributions from noncontrolling interest	-	-	-	-	-	-	-	-
Distributions to noncontrolling interest	-	-	-	-	-	-	-	-
Deferred tax asset (liability)	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	(42)	-

Balance, end of period, net of tax	$41,605	$3,041	$23,000	$-	$368	$(8,273)	$14,664	$(2,618)

American International Group, Inc., and Subsidiaries

Consolidated Statement of Equity (Continued)

Nine Months Ended
September 30, 2009

	Accumulated Other Comprehensive Income (Loss)
(in millions) (Unaudited)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (losses) Arising from Cash Flow Hedging Activities	Retirement Plan Liabilities Adjustment	Total	Total AIG Share- holders' Equity	Non- controlling Interest	Total Equity

Balance, beginning of year, net of tax	$(599)	$(3,853)	$(187)	$(191)	$(1,498)	$(6,328)	$52,710	$8,095	$60,805

Series C issuance	-	-	-	-	-	-	-	-
Series D exchange for Series E	-	-	-	-	-	-	-	-
Series F drawdown	-	-	-	-	-	-	3,206	-	3,206
Series F commitment fee	-	-	-	-	-	-	(165)	-	(165)
Common stock issued under stock plans	-	-	-	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	(2,537)	(6,811)	-	-	-	(9,348)	2,478	-	2,478
Net loss(a)	-	-	-	-	-	-	(2,076)	(1,479)	(3,555)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(3,332)	(3,332)
Unrealized appreciation (depreciation) of investments(b)	1,869	23,511	-	-	-	25,380	25,380	239	25,619
Net changes in foreign currency translation adjustments	-	-	1,282	-	-	1,282	1,282	121	1,403
Net gains (losses) on cash flow hedges	-	-	-	64	-	64	64	-	64
Net actuarial gain	-	-	-	-	218	218	218	-	218
Contributions from noncontrolling interest	-	-	-	-	-	-	-	454	454
Distributions to noncontrolling interest	-	-	-	-	-	-	-	(344)	(344)
Deferred tax asset (liability)	(671)	(8,952)	(630)	(19)	(71)	(10,343)	(10,343)	-	(10,343)
Other	-	-	-	-	-	-	(42)	71	29

Balance, end of period, net of tax	$(1,938)	$3,895	$465	$(146)	$(1,351)	$925	$72,712	$3,825	$76,537

(a)
A net gain of $252 million was recognized in the nine-month period ended September 30, 2009 associated with redeemable noncontrolling interests (not reflected above).

(b)
Net of reclassification adjustments.

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows

Nine Months Ended September 30, (in millions) (unaudited)	2009	2008

Summary:
Net cash provided by operating activities	$11,974	$888
Net cash provided by (used in) investing activities	9,149	(7,946)
Net cash provided by (used in) financing activities	(25,003)	23,339
Effect of exchange rate changes on cash	195	5

Change in cash	(3,685)	16,286
Cash at beginning of period	8,642	2,284

Cash at end of period	$4,957	$18,570

Cash flows from operating activities:
Net loss	$(3,303)	$(37,831)

Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized market valuation (gains) losses on AIGFP super senior credit default swap portfolio	(1,143)	21,726
Net (gains) losses on sales of securities available for sale and other assets	(1,431)	2
Net (gains) losses on sales of divested businesses	1,201	-
Foreign exchange transaction (gains) losses	673	(1,409)
Net unrealized (gains) losses on non-AIGFP derivatives and other assets and liabilities	(7,659)	5,779
Equity in (income) loss from equity method investments, net of dividends or distributions	1,727	2,000
Amortization of deferred policy acquisition costs	9,076	10,645
Depreciation and other amortization	2,182	2,727
Provision for mortgage, other loans and finance receivables	2,038	955
Other-than-temporary impairments	6,756	32,246
Impairments of goodwill and other assets	2,197	632
Amortization of costs and accrued interest and fees related to FRBNY credit facility	4,044	802
Changes in operating assets and liabilities:
General and life insurance reserves	5,677	14,834
Premiums and insurance balances receivable and payable – net	1,552	(396)
Reinsurance assets	795	(863)
Capitalization of deferred policy acquisition costs	(9,482)	(12,710)
Investment income due and accrued	(165)	(398)
Funds held under reinsurance treaties	(514)	(49)
Other policyholder funds	820	1,206
Current and deferred income taxes – net	(1,934)	(10,935)
Commissions, expenses and taxes payable	(612)	155
Other assets and liabilities – net	(2,392)	(1,973)
Trade receivables and payables – net	340	(7,297)
Trading securities	293	1,729
Net unrealized (gains) losses on swaps, options and forward transactions (net of cash collateral)	3,312	(28,191)
Securities purchased under agreements to resell	1,779	8,831
Securities sold under agreements to repurchase	(2,012)	41
Securities and spot commodities sold but not yet purchased	(1,657)	(2,154)
Finance receivables and other loans held for sale – originations and purchases	(64)	(346)
Sales of finance receivables and other loans – held for sale	93	545
Other, net	(213)	585

Total adjustments	15,277	38,719

Net cash provided by operating activities	$11,974	$888

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows (Continued)

Nine Months Ended September 30, (in millions) (unaudited)	2009	2008

Cash flows from investing activities:
Proceeds from (payments for)
Sales of fixed maturity securities available for sale and hybrid investments	$37,883	$51,828
Maturities of fixed maturity securities available for sale and hybrid investments	15,158	13,756
Sales of equity securities available for sale	3,856	8,117
Maturities of fixed maturity securities held to maturity	-	126
Sales of trading securities	13,911	19,348
Sales of flight equipment	172	430
Sales or distributions of other invested assets	9,855	11,840
Sales of divested businesses, net	4,658	-
Principal payments received on mortgage and other loans receivable	5,375	4,809
Principal payments received on and sales of finance receivables held for investment	9,789	9,731
Purchases of fixed maturity securities available for sale and hybrid investments	(56,413)	(75,938)
Purchases of equity securities available for sale	(2,869)	(7,701)
Purchases of fixed maturity securities held to maturity	-	(88)
Purchases of trading securities	(6,055)	(20,488)
Purchases of flight equipment (including progress payments)	(2,366)	(3,200)
Purchases of other invested assets	(6,938)	(16,030)
Mortgage and other loans receivable issued	(3,656)	(4,939)
Finance receivables held for investment – originations and purchases	(4,669)	(11,697)
Change in securities lending invested collateral	2,481	20,245
Net additions to real estate, fixed assets, and other assets	(402)	(1,034)
Net change in short-term investments	(10,253)	(6,116)
Net change in non-AIGFP derivative assets and liabilities	(399)	(459)
Other, net	31	(486)

Net cash provided by (used in) investing activities	$9,149	$(7,946)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	$26,135	$46,446
Policyholder contract withdrawals	(34,248)	(42,381)
Change in other deposits	548	747
Change in commercial paper and other short-term debt	(613)	(7,540)
Change in Federal Reserve Bank of New York Commercial Paper Funding Facility borrowings	(5,735)	-
Federal Reserve Bank of New York credit facility borrowings	20,000	61,000
Federal Reserve Bank of New York credit facility repayments	(21,000)	-
Issuance of other long-term debt	4,059	111,558
Repayments on other long-term debt	(15,604)	(114,051)
Change in securities lending payable	(1,835)	(39,127)
Distributions to noncontrolling interest	(344)	(372)
Contributions from noncontrolling interest	454	1,396
Drawdown on the Department of the Treasury Commitment	3,206	-
Issuance of common stock	-	7,343
Issuance from treasury stock	-	16
Payments advanced to purchase shares	-	(1,000)
Cash dividends paid to shareholders	-	(1,629)
Other, net	(26)	933

Net cash provided by (used in) financing activities	$(25,003)	$23,339

Supplementary disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(4,337)	$(4,953)
Taxes	$(19)	$(562)
Non-cash financing/investing activities:
Consideration received for preferred stock not yet issued	$-	$23,000
Interest credited to policyholder accounts included in financing activities	$10,382	$5,737
Treasury stock acquired using payments advanced to purchase shares	$-	$1,912
Present value of future contract adjustment payments related to issuance of equity units	$-	$431
Long-term debt reduction due to deconsolidations	$1,248	$-
Debt assumed on acquisitions and warehoused investments	$-	$153

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

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

    In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. AIG evaluated the need to disclose events that occurred subsequent to the balance sheet date through November 6, 2009, the date the financial statements were issued. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, are those relating to items considered by management in the determination of

  •
  AIG's ability to continue as a going concern,

  •
  liability for general insurance unpaid claims and claims adjustment expenses,

  •
  future policy benefits for life and accident and health contracts,

  •
  recoverability of deferred policy acquisition costs (DAC),

  •
  estimated gross profits for investment-oriented products,

  •
  the allowance for finance receivable losses,

  •
  flight equipment recoverability,

  •
  other-than-temporary impairments,

  •
  goodwill impairment,

  •
  liabilities for legal contingencies,

  •
  estimates with respect to income taxes, and

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps and AIG's economic interest in Maiden Lane II LLC (ML II) and equity interest in Maiden Lane III LLC (ML III) (together, the Maiden Lane Interests).

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's consolidated financial condition, results of operations and cash flows could be materially affected.

Revisions and Reclassifications

    As of September 30, 2009, AIG reclassified the paid-in capital in excess of par value, net of issuance costs, related to its Series C, D, E, and F Preferred Stock from Additional paid-in capital to each of the respective Series C, D, E, and F Preferred Stock captions in the Consolidated Balance Sheet. Prior period amounts were revised to conform to the current period presentation.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Certain other reclassifications and format changes have been made to prior period amounts to conform to the current period presentation.

Going Concern Considerations

    In the 2008 Financial Statements, management disclosed the conditions and events that led management to conclude that AIG would have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months. On March 2, 2009, the United States government issued the following statement referring to the March 2009 agreements in principle and other transactions they expected to be undertaken with AIG (many of which were subsequently taken) to strengthen AIG's capital position, enhance its liquidity, reduce its borrowing costs and facilitate its asset disposition program.

    "The steps announced today provide tangible evidence of the U.S. government's commitment to the orderly restructuring of AIG over time in the face of continuing market dislocations and economic deterioration. Orderly restructuring is essential to AIG's repayment of the support it has received from U.S. taxpayers and to preserving financial stability. The U.S. government is committed to continuing to work with AIG to maintain its ability to meet its obligations as they come due."

Liquidity of Parent and Subsidiaries

    AIG manages liquidity at both the parent and subsidiary levels. Since the fourth quarter of 2008, AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets. While no assurances can be given that AIG will be able to access these markets again, AIG continually evaluates its ability to access the capital markets.

    Historically, AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG's current financial situation, many of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has been dependent on the facility (the FRBNY Facility) provided by the Federal Reserve Bank of New York (FRBNY) under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY; the FRBNY's Commercial Paper Funding Facility (CPFF); and other transactions with the FRBNY and the United States Department of the Treasury (the Department of the Treasury) as its primary sources of liquidity. Primary uses of cash flow are debt service and subsidiary funding.

    Certain subsidiaries also have been dependent on the FRBNY and the Department of the Treasury to meet collateral posting requirements, to make debt repayments as amounts come due, and to meet capital or liquidity requirements.

Progress on Management's Plans for Stabilization of AIG and Repayment of AIG's Obligations as They Come Due

    In the first nine months of 2009, AIG took a number of steps to execute its plans to provide stability to its businesses and provide for the timely repayment of the FRBNY Facility.

Transactions with the FRBNY

FRBNY Credit Agreement Amendment

    On April 17, 2009, AIG and the FRBNY entered into an Amendment No. 3 to the FRBNY Credit Agreement. The FRBNY Credit Agreement was amended, among other things, to remove the minimum 3.5 percent LIBOR borrowing rate floor.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AIA Purchase Agreement

    On June 25, 2009, AIG and American International Reinsurance Company, Limited (AIRCO) entered into a Purchase Agreement (the AIA Purchase Agreement) with the FRBNY pursuant to which, among other things, (1) AIRCO will transfer (or cause to be transferred) 100 percent of the common stock of American International Assurance Company, Limited (AIA) to a wholly owned subsidiary of a newly-formed Delaware limited liability company, AIA Aurora LLC (AIA LLC), (2) AIRCO and AIG will retain 100 percent of the common interests of AIA LLC and (3) the FRBNY will receive 100 percent of the preferred interests of AIA LLC. Pursuant to the AIA Purchase Agreement, upon issuance of the preferred interests in AIA LLC to the FRBNY, there will be a reduction in the outstanding balance of the FRBNY Facility and the maximum amount available to be borrowed thereunder equal to the liquidation preference of the preferred equity, which will be $16 billion, provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction.

    The common interests will entitle AIG and AIRCO to 100 percent of the voting power of AIA LLC, including the right to appoint the entire board of managers of AIA LLC. The preferred interests will entitle the FRBNY to veto rights over certain significant actions by AIA LLC and its subsidiaries and the right, subject to certain restrictions, to require AIA LLC to use its best efforts to take certain actions, including an initial public offering of the company or a sale of the company. The preferred interests received by the FRBNY will have a liquidation preference of $16 billion and will accrue a return of 5 percent per year until September 22, 2013 and thereafter 9 percent per year. Upon a liquidation or sale of AIA LLC, after payment is made for the liquidation preference and accrued returns on the preferred interests and the initial value relating to the common interests, AIG is entitled to 99 percent of the remaining proceeds and the FRBNY is entitled to 1 percent.

    The transactions contemplated by the AIA Purchase Agreement are subject to certain conditions, including regulatory approvals, the closing of the transactions contemplated by the ALICO Purchase Agreement (described below) and certain other conditions and are expected to be consummated in the fourth quarter.

ALICO Purchase Agreement

    On June 25, 2009, AIG entered into a Purchase Agreement (the ALICO Purchase Agreement) with the FRBNY pursuant to which, among other things, (1) AIG will transfer (or cause to be transferred) 100 percent of the common stock of American Life Insurance Company (ALICO) to a newly formed Delaware limited liability company, ALICO Holdings LLC (ALICO LLC), (2) AIG will retain 100 percent of the common interests of ALICO LLC and (3) the FRBNY will receive 100 percent of the preferred interests of ALICO LLC. Pursuant to the ALICO Purchase Agreement, upon issuance of the preferred interests in ALICO LLC to be received by the FRBNY, there will be a reduction in the outstanding balance of the FRBNY Facility and the maximum amount available to be borrowed thereunder equal to the liquidation preference of the preferred equity, which will be $9 billion, provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction.

    The common interests will entitle AIG to 100 percent of the voting power of ALICO LLC, including the right to appoint the entire board of managers of ALICO LLC. The preferred interests will entitle the FRBNY to veto rights over certain significant actions by ALICO LLC and its subsidiaries and the right, subject to certain restrictions, to require ALICO LLC to use its best efforts to take certain actions, including an initial public offering of the company or a sale of the company. The preferred interests received by the FRBNY will have a liquidation preference of $9 billion and will accrue a return of 5 percent per year until September 22, 2013 and thereafter 9 percent per year. Upon a liquidation or sale of ALICO LLC, after payment is made for the liquidation preference and accrued returns on the preferred interests and the initial value of the common interests, AIG is entitled to 95 percent of the remaining proceeds and the FRBNY is entitled to 5 percent.

    The transactions contemplated by the ALICO Purchase Agreement are subject to certain conditions, including regulatory approvals, the closing of the transactions contemplated by the AIA Purchase Agreement (described above) and certain other conditions and are expected to be consummated in the fourth quarter.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Amortization of Prepaid Commitment Asset

    Any permanent reduction in the FRBNY Facility will result in accelerated amortization of a portion of the prepaid commitment asset. Therefore, AIG anticipates that the consummation of each of the AIA Purchase Agreement and the ALICO Purchase Agreement will result in accelerated amortization of a portion of the prepaid commitment asset at the time that the senior interests are transferred to the FRBNY, currently expected to occur in the fourth quarter of 2009. Acceleration of the amortization will result in a pre-tax charge to earnings expected to aggregate approximately $5 billion.

Life Insurance Securitizations

    On March 2, 2009, AIG and the Board of Governors of the Federal Reserve System announced their intent to enter into a transaction pursuant to which the FRBNY will purchase embedded value securitization notes issued by newly formed special purpose vehicles to be repaid with the net cash flows from designated blocks of existing life insurance policies. The proceeds of the notes would be applied in settlement of a portion of the outstanding balance of the FRBNY Facility and would reduce the maximum amount to be borrowed under the FRBNY Facility (provided the maximum amount available thereunder will not be less than $25 billion as a result of such reduction). The amount of the FRBNY Facility reduction will be based on the proceeds received and will also result in accelerated amortization of a portion of the prepaid commitment asset. The special purpose vehicles are expected to be consolidated in AIG's financial statements.

Department of Treasury Commitment

    On April 17, 2009, AIG entered into a Securities Purchase Agreement with the Department of the Treasury, pursuant to which the Department of the Treasury will provide an amount up to $29.835 billion (the Department of the Treasury Commitment) in exchange for increases in the liquidation preference of AIG's Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the AIG Series F Preferred Stock), so long as (i) AIG is not a debtor in a pending case under Title 11 of the United States Code; and (ii) the AIG Credit Facility Trust, a trust established for the sole benefit of the United States Treasury (Trust), and the Department of the Treasury, in the aggregate, "beneficially own" more than 50 percent of the aggregate voting power of AIG's voting securities. Upon drawings under this commitment, the liquidation preference of the AIG Series F Preferred Stock increases proportionately.

Sales of Businesses and Asset Dispositions

    Since September 2008, AIG has been working to execute an orderly asset disposition plan, protect and enhance the value of its key businesses, and position these franchises for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in its liquidity and capital, and expects to accomplish this over a longer time frame than originally contemplated.

    Dispositions of certain businesses will be subject to regulatory approval. Unless a waiver is obtained from the FRBNY, net proceeds from these dispositions, to the extent they do not represent capital of AIG's insurance subsidiaries required for regulatory or ratings purposes, are contractually required to be applied toward the repayment of the FRBNY Facility as mandatory prepayments.

    During the first nine months of 2009 and through October 30, 2009, AIG entered into agreements to sell or completed the sale of operations and assets, excluding AIGFP assets, that had aggregate assets and liabilities with carrying values of $86.3 billion and $69.2 billion, respectively, at September 30, 2009 or the date of sale or in the case of Transatlantic Holdings, Inc. (Transatlantic), deconsolidation. These transactions are expected to generate approximately $5.6 billion of aggregate net cash proceeds that will be available to repay outstanding borrowings and reduce the amount of the FRBNY Facility, after taking into account taxes, transaction expenses, settlement of intercompany loan facilities, and capital required to be retained for regulatory or ratings purposes. Gains and losses recorded in connection with the dispositions of businesses include estimates that are subject to subsequent

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

adjustment. Based on the transactions thus far, AIG does not believe that such adjustments will be material to future results of operations or cash flows.

American General Finance, Inc. (AGF) Portfolio Sales and Securitization Transaction

    During the first nine months of 2009, AGF received proceeds of $1.7 billion from real estate loan portfolio sales. In addition, on July 30, 2009, AGF issued mortgage-backed certificates in a private securitization transaction of certain AGF real estate loans and received initial cash proceeds of $967 million.

Held for Sale Presentation

    At September 30, 2009, AIG's significant businesses included in the asset disposition plan did not meet the accounting criteria to be classified as held for sale. AIG continues to evaluate the status of its asset sales with respect to these criteria. See Note 14 to the Consolidated Financial Statements.

Management's Assessment and Conclusion

    In assessing AIG's current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of AIG's risks and uncertainties, including but not limited to:

  •
  the commitment of the FRBNY and the Department of the Treasury to the orderly restructuring of AIG and their commitment to continuing to work with AIG to maintain its ability to meet its obligations as they come due;

  •
  the potential adverse effects on AIG's businesses that could result if there are further downgrades by rating agencies, including in particular, the uncertainty of estimates relating to the derivative transactions of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP), such as estimates of both the number of counterparties who may elect to terminate under contractual termination provisions and the amount that would be required to be paid in the event of a downgrade;

  •
  the ability of AIG to complete the transactions contemplated by the AIA Purchase Agreement and the ALICO Purchase Agreement;

  •
  the potential delays in asset dispositions and reduction in the anticipated proceeds therefrom;

  •
  the potential for declines in bond and equity markets;

  •
  future sales of significant subsidiaries;

  •
  the potential effect on AIG if the capital levels of its regulated and unregulated subsidiaries prove inadequate to support current business plans;

  •
  the effect on AIG's businesses of continued compliance with the covenants of the FRBNY Credit Agreement and other agreements with the FRBNY and the Department of the Treasury;

  •
  AIG's highly leveraged capital structure;

  •
  the effect of the provisions of the TARP Standards for Compensation and Corporate Governance and the Determination Memorandum issued by the Office of the Special Master for TARP Executive Compensation with respect to proposed compensation payments and structures thereunder on AIG's ability to retain and motivate key employees or hire new employees;

  •
  the potential that loss of key personnel could reduce the value of AIG's business and impair its ability to stabilize businesses and effect a successful asset disposition plan;

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  •
  the potential that AIG will be unable to complete the proposed life insurance securitizations and, even if completed, that these proposed transactions with the FRBNY do not achieve desired objectives; and

  •
  the potential for regulatory actions in one or more countries, including possible actions resulting from the execution of management's plans for stabilization of AIG and repayment of AIG's obligations as they come due.

    Based on the U.S. government's continuing commitment, the already completed transactions and the other expected transactions with the FRBNY, management's plans to stabilize AIG's businesses and dispose of certain noncore assets, and after consideration of the risks and uncertainties of such plans, management believes that it will have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

    It is possible that the actual outcome of one or more of management's plans could be materially different, or that one or more of management's significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect or that the proposed transactions with the FRBNY discussed above are not consummated or fail to achieve their desired objectives. If one or more of these possible outcomes is realized and financing is not available, AIG may need additional U.S. government support to meet its obligations as they come due. If additional support is not available in such circumstances, there could be substantial doubt about AIG's ability to operate as a going concern.

    AIG's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or relating to the amounts and classification of liabilities that may be necessary should AIG be unable to continue as a going concern.

Out of Period Adjustments

    In the three months ended September 30, 2009, AIG recorded out of period adjustments related to prior periods which increased AIG's Loss before income tax benefit by $425 million (primarily Other realized capital gains (losses)) and decreased Net income attributable to AIG by $188 million. In the nine months ended September 30, 2009, AIG recorded out of period adjustments relating to prior years which decreased the Loss before income tax benefit by $101 million and decreased Net loss attributable to AIG by $361 million.

    Had all adjustments been recorded in their appropriate periods, Net income (loss) attributable to AIG for the three-month periods ended June 30, 2009 and March 31, 2009 would have decreased by $322 million and increased by $234 million, respectively. Further, AIG currently believes that the effect on full year 2009 results will be immaterial as well. The effect on comparable 2008 periods was insignificant.

    While these adjustments were noteworthy for the current quarter, after evaluating the quantitative and qualitative aspects of these corrections, AIG concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

Recent Accounting Standards

Accounting Changes

    AIG adopted the following accounting standards during the first nine months of 2009:

Business Combinations

    In December 2007, the Financial Accounting Standards Board (FASB) issued an accounting standard that changed the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; and recognizing contingent consideration

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, among other changes.

    AIG adopted the new business combination standard for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the new standard did not have a material effect on AIG's consolidated financial position, results of operations or cash flows at and for the three and nine months ended September 30, 2009, but will affect the future accounting for business combinations, if any, as well as goodwill impairment assessments.

Noncontrolling Interests in Consolidated Financial Statements

    In December 2007, the FASB issued an accounting standard that requires noncontrolling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the consolidated balance sheet as a separate component of equity, or in the mezzanine section of the balance sheet (between liabilities and equity) if such interests do not qualify for "permanent equity" classification. The new standard also specifies the accounting treatment for subsequent acquisitions and sales of noncontrolling interests and how noncontrolling interests should be presented in the consolidated statement of income (loss). The noncontrolling interests' share of subsidiary income (loss) should be reported as a part of consolidated net income (loss) with disclosure of the attribution of consolidated net income (loss) to the controlling and noncontrolling interests on the face of the consolidated statement of income (loss).

    AIG adopted the new standard on January 1, 2009 and applied it prospectively, except that the consolidated statement of income (loss) for the three and nine months ended September 30, 2008 have been retrospectively recast to include net income (loss) attributable to both the controlling and noncontrolling interests. Of the $10.0 billion minority interest on the consolidated balance sheet at December 31, 2008, $1.9 billion was reclassified from minority interest liability to Redeemable noncontrolling interest in partially owned consolidated subsidiaries and $8.1 billion was reclassified to a separate component of total equity entitled Noncontrolling interest. For the nine months ended September 30, 2009, the Noncontrolling interest balance declined by $4.3 billion, of which $1.4 billion related to the deconsolidation of Transatlantic in the second quarter of 2009 following the public offering of 29.9 million shares of Transatlantic common stock, after which AIG retained 13.9 percent of Transatlantic common stock outstanding. AIG also restructured certain relationships within the Institutional Asset Management business in the second quarter of 2009, resulting in a decline in goodwill of $476 million and noncontrolling interest of $1.9 billion due to deconsolidation of certain entities.

Disclosures about Derivative Instruments and Hedging Activities

    In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (a) how and why AIG uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect AIG's consolidated financial condition, results of operations, and cash flows. AIG adopted the new standard on January 1, 2009. See Note 7 herein for related disclosures.

Subsequent Events

    In May 2009, the FASB issued an accounting standard that requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. AIG adopted the new standard for the period ended June 30, 2009. The adoption of the new standard did not affect AIG's consolidated financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

    In February 2008, the FASB issued an accounting standard that requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met. AIG adopted the new standard for new transactions

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

entered into from that date forward. The adoption of the new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock

    In June 2008, the FASB issued an accounting standard that addresses how to determine whether a financial instrument (or embedded feature) is indexed to an entity's own stock and therefore may not be accounted for as a derivative instrument. AIG adopted the new standard on January 1, 2009, which resulted in a $15 million cumulative effect adjustment to opening Accumulated deficit and a $91 million reduction in Additional paid-in capital.

Interim Disclosures about Fair Value of Financial Instruments

    In April 2009, the FASB issued an accounting standard that requires companies to disclose in interim financial statements information about the fair value of financial instruments (including methods and significant assumptions used). The standard also requires the disclosures of summarized financial information for interim reporting periods. AIG adopted the new standard on April 1, 2009. See Note 4, Fair Value Measurements, for these disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments

    In April 2009, the FASB issued an accounting standard that requires a company to recognize the credit component of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changed the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold until recovery. The standard does not change the recognition of other-than-temporary impairment for equity securities. The standard requires additional disclosures in interim and annual reporting periods for fixed maturity and equity securities. See Note 5, Investments, for the expanded disclosures.

    AIG adopted the new standard on April 1, 2009 and recorded an after-tax cumulative effect adjustment to increase AIG shareholders' equity by $2.5 billion as of April 1, 2009, consisting of a decrease in Accumulated deficit of $11.8 billion and an increase to Accumulated other comprehensive loss of $9.3 billion, net of tax. The net increase in AIG's shareholders' equity was due to a reversal of a portion of the deferred tax asset valuation allowance for certain previous non-credit impairment charges directly attributable to the change in accounting principle (see Note 12 herein). The cumulative effect adjustment resulted in an increase of approximately $16 billion in the amortized cost of fixed maturity securities, which has the effect of significantly reducing the accretion of investment income over the remaining life of the underlying securities, beginning in the second quarter of 2009. The effect of the reduced investment income will be offset, in part, by a decrease in the amortization of deferred policy acquisition costs (DAC) and sales inducements assets (SIA).

    The new standard is expected to reduce the level of other-than-temporary impairment charges recorded in earnings for fixed maturity securities due to the following required changes in AIG's accounting policy for other-than-temporary impairments (see Note 5 for a more detailed discussion of the changes in policy):

  •
  Impairment charges for non-credit (e.g., severity) losses are no longer recognized;

  •
  The amortized cost basis of credit impaired securities will be written down through a charge to earnings to the present value of expected cash flows, rather than to fair value; and

  •
  For fixed maturity securities that are not deemed to be credit-impaired, AIG is no longer required to assert that it has the intent and ability to hold such securities to recovery to avoid an other-than-temporary impairment charge. Instead, an impairment charge through earnings is required only in situations where AIG has the intent to sell the fixed maturity security or it is more likely than not that AIG will be required to sell the security prior to recovery.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The components of the change in AIG shareholders' equity at April 1, 2009 due to the adoption of the new accounting standard for other-than-temporary impairments were as follows:

(in billions)	(Increase) Decrease to Accumulated Deficit	(Increase) Decrease to Accumulated Other Comprehensive Loss	Net Increase in AIG Shareholders' Equity

Net effect of the increase in amortized cost of available for sale fixed maturity securities	$16.1	$(16.1)	$-
Net effect of related DAC, SIA and other insurance balances	(1.8)	1.8	-
Net effect on deferred income tax assets	(2.5)	5.0	2.5

Net increase in AIG shareholders' equity	$11.8	$(9.3)	$2.5

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

    In April 2009, the FASB issued an accounting standard that provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The new standard also requires extensive additional fair value disclosures. The adoption of the new standard on April 1, 2009, did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 4, Fair Value Measurements for the enhanced disclosures.

Future Application of Accounting Standards

Employers' Disclosures about Postretirement Benefit Plan Assets

    In December 2008, the FASB issued an accounting standard that requires more detailed disclosures about an employer's plan assets, including the employer's investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. The new standard is effective for fiscal years ending after December 15, 2009. The adoption of the new standard will have no effect on AIG's consolidated financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets

    In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that removes the concept of a qualifying special-purpose entity (QSPE) from the FASB Accounting Standards Codification and removes the exception from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for AIG. Earlier application is prohibited. AIG is assessing the effect of adopting the new standard on its consolidated financial condition, results of operations and cash flows.

Consolidation of Variable Interest Entities

    In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of variable interest entities with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with variable interest entities. The new standard is effective for interim and annual periods beginning on January 1, 2010 for AIG. Earlier application is prohibited. AIG is assessing the effect of adopting the new standard on its consolidated financial condition, results of operations and cash flows.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Measuring Liabilities at Fair Value

    In August 2009, the FASB issued an accounting standards update to clarify how the fair value measurement principles should be applied to measuring liabilities carried at fair value. The update explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The update was effective beginning October 1, 2009 for AIG. AIG is assessing the effect of adopting the update on its consolidated financial condition, results of operations and cash flows.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

    In September 2009, the FASB issued an accounting standard update that permits, as a practical expedient, a company to measure the fair value of an investment that is within the scope of the update on the basis of the net asset value per share of the investment (or its equivalent) if that value is calculated in accordance with fair value as defined by the FASB. The standard also requires enhanced disclosures. The update applies to investment companies that do not have readily determinable fair values such as certain hedge funds and private equity funds. The update is effective for interim and annual periods ending after December 15, 2009. AIG does not expect that the adoption of the accounting standard update will have a material effect on its consolidated financial condition, results of operations or cash flows.

2. Restructuring

    Since September 2008, AIG has been working to execute an orderly asset disposition plan, protect and enhance the value of its key businesses, and position these franchises for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in its liquidity and capital, and expects to accomplish this over a longer time frame than originally contemplated.

    Successful execution of the restructuring plan involves significant separation activities. Accordingly, in 2008 AIG established retention programs for its key employees to maintain ongoing business operations and to facilitate the successful execution of the restructuring plan, although some payments have been delayed. Additionally, given the market disruption in the first quarter of 2008, AIGFP established a retention plan for its employees to manage and unwind its complex businesses. Other major activities include the separation of shared services, corporate functions, infrastructure and assets among business units.

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

    Based on AIG's announced plans, AIG has made estimates of these expenses, although for some restructuring and separation activities estimates cannot be reasonably made due to the evolving nature of the plans and the uncertain timing of the transactions involved. Future reimbursement or advancement payments to the FRBNY and the trustees cannot reasonably be estimated by AIG. Even for those expenses that have been estimated, actual expenses will vary depending on the identity of the ultimate purchasers of the divested entities or counterparties to transactions, the transactions and activities that ultimately are consummated or undertaken, and the ultimate time period over which these activities occur.

    For those restructuring and separation expenses that have been incurred or can be reasonably estimated, the total expenses incurred and expected to be incurred are approximately $2.6 billion at September 30, 2009, as set forth in the table below. This amount excludes expenses that could not be reasonably estimated at September 30, 2009, as well as any expenses (principally professional fees) that are expected to be capitalized. With respect to the FRBNY and the trustees of the Trust, this amount includes only actual reimbursement and advancement payments made through September 30, 2009.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Restructuring expenses and related asset impairment and other expenses by operating segment consisted of the following:

(in millions)	General Insurance	Life Insurance & Retirement Services	Financial Services	Asset Management	Other(a)	Total

Three Months Ended September 30, 2009
Restructuring expenses	$-	$99	$54	$1	$81	$235
Separation expenses	60	49	4	8	15	136

Total	$60	$148	$58	$9	$96	$371

Nine Months Ended September 30, 2009
Restructuring expenses	$1	$132	$155	$10	$357	$655
Separation expenses	133	131	86	24	47	421

Total	$134	$263	$241	$34	$404	$1,076

Cumulative amounts incurred since inception of restructuring plan	$218	$331	$579	$103	$654	$1,885

Total amounts expected to be incurred(b)	$301	$544	$695	$110	$979	$2,629

(a)
Primarily includes professional fees related to (i) disposition activities and (ii) AIG's capital restructuring program with the FRBNY and the Department of the Treasury.

(b)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at September 30, 2009.

    A rollforward of the restructuring liability, reported in Other liabilities on AIG's consolidated balance sheet, for the nine months ended September 30, 2009, the cumulative amounts incurred since inception of the restructuring plan, and the total amounts expected to be incurred are summarized as follows:

Nine Months Ended September 30, 2009 (in millions)	Severance Expenses	Contract Termination Expenses	Asset Write- Downs	Other Exit Expenses(a)	Subtotal Restructuring Expenses	Separation Expenses	Total Restructuring and Separation Expenses

Liability balance, at beginning of year	$77	$27	$-	$87	$191	$284	$475
Additional charges	89	42	118	404	653	466	1,119
Cash payments	(75)	(24)	-	(342)	(441)	(397)	(838)
Non-cash items(b)	(11)	(29)	(118)	-	(158)	16	(142)
Changes in estimates	49	(2)	-	(45)	2	(45)	(43)

Liability balance, end of period	$129	$14	$-	$104	$247	$324	$571

Cumulative amounts incurred since inception of restructuring plan	$227	$67	$169	$499	$962	$923	$1,885

Total amounts expected to be incurred(c)	$245	$109	$169	$856	$1,379	$1,250	$2,629

(a)
Primarily includes professional fees related to (i) disposition activities, (ii) AIG's capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding most of AIGFP's businesses and portfolios.

(b)
Primarily represents asset impairment charges, foreign currency translation and reclassification adjustments.

(c)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at September 30, 2009.

3. Segment Information

    AIG identifies its operating segments by product line consistent with its management structure and evaluates their performance based on operating income (loss) before taxes. During the second quarter of 2009, AIG realigned its financial reporting structure to reflect the effects of its restructuring activities on how management views and manages its businesses. Consequently, beginning in the second quarter of 2009, the results for Transatlantic, Personal Lines

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(excluding the results of the Private Client Group), and Mortgage Guaranty, previously reported as part of the General Insurance operating segment, are now included in AIG's Other category. In addition, the historical results for HSB Group, Inc. (HSB) (which was sold on March 31, 2009), previously included within Commercial Insurance, are now included in AIG's Other category. Prior period amounts have been revised to conform to the current presentation. As a result of dispositions, only Mortgage Guaranty is reporting ongoing results of operations commencing in the third quarter of 2009.

    On September 5, 2009, AIG entered into an agreement to sell its investment advisory and third party Institutional Asset Management businesses. This sale will exclude those asset management businesses providing traditional fixed income and shorter duration asset and liability management for AIG's insurance company subsidiaries and AIG's Global Real Estate investment management business as well as proprietary real estate and private equity investments of the Institutional Asset Management business. AIG will also retain its real estate asset management business. AIG expects to continue short-term relationships with the divested businesses for other investment management services used by its insurance company subsidiaries.

    AIG's operating segments are General Insurance, Life Insurance & Retirement Services, Financial Services, and Asset Management.

AIG's results by operating segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Total revenues:
Operating segments:
General Insurance	$9,165	$8,450	$26,139	$28,188
Life Insurance & Retirement Services	13,192	(4,642)	37,034	14,271
Financial Services	3,106	(5,851)	6,534	(16,016)
Asset Management	(958)	10	(207)	658
Other	1,566	2,935	7,609	8,561
Consolidation and eliminations	(22)	(4)	(1,077)	(800)

Total revenues	26,049	898	76,032	34,862

Net realized capital gains (losses):
Operating segments:
General Insurance	92	(1,366)	(561)	(2,105)
Life Insurance & Retirement Services	(932)	(16,341)	(3,755)	(25,720)
Financial Services	(657)	(33)	(681)	(169)
Asset Management	(1,169)	(1,116)	(1,243)	(2,985)
Other	(271)	544	(1,098)	497

Total net realized capital gains (losses)	(2,937)	(18,312)	(7,338)	(30,482)

Operating income (loss):
Operating segments:
General Insurance	814	(1,261)	1,908	1,466
Life Insurance & Retirement Services	1,281	(15,329)	1,214	(19,561)
Financial Services	900	(8,203)	(311)	(22,880)
Asset Management	(2,235)	(1,144)	(3,090)	(2,709)
Other	(1,338)	(2,712)	(5,135)	(4,758)
Consolidation and eliminations	371	464	158	237

Total operating income (loss)	$(207)	$(28,185)	$(5,256)	$(48,205)

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AIG's General Insurance results by major internal reporting unit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
General Insurance (in millions)
	2009	2008	2009	2008

Total revenues:
Commercial Insurance	$5,695	$5,226	$16,241	$17,197
Foreign General Insurance	3,470	3,224	9,898	10,991

Total	$9,165	$8,450	$26,139	$28,188

Operating income (loss):
Commercial Insurance	$582	$(1,052)	$941	$143
Foreign General Insurance	232	(209)	967	1,323

Total	$814	$(1,261)	$1,908	$1,466

AIG's Life Insurance & Retirement Services results by major internal reporting unit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Life Insurance & Retirement Services (in millions)
	2009	2008	2009	2008

Total revenues:
Foreign:
Japan and Other	$5,107	$2,566	$12,984	$11,831
Asia	5,356	1,812	16,576	10,664
Domestic:
Domestic Life Insurance	1,695	(1,704)	5,402	813
Domestic Retirement Services	1,034	(7,316)	2,072	(9,037)

Total	$13,192	$(4,642)	$37,034	$14,271

Operating income (loss):
Foreign:
Japan and Other	$379	$(1,074)	$551	$(14)
Asia	775	(1,419)	2,298	(971)
Domestic:
Domestic Life Insurance	71	(3,911)	310	(5,786)
Domestic Retirement Services	56	(8,925)	(1,945)	(12,790)

Total	$1,281	$(15,329)	$1,214	$(19,561)

AIG's Financial Services results by major internal reporting unit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Services (in millions)
	2009	2008	2009	2008

Total revenues:
Aircraft Leasing	$1,284	$1,367	$3,949	$3,830
Capital Markets	1,488	(8,337)	511	(23,168)
Consumer Finance	537	1,029	1,923	2,988
Other, including intercompany adjustments	(203)	90	151	334

Total	$3,106	$(5,851)	$6,534	$(16,016)

Operating income (loss):
Aircraft Leasing	$307	$366	$1,033	$921
Capital Markets	1,349	(8,073)	100	(23,284)
Consumer Finance	(424)	(474)	(1,126)	(559)
Other, including intercompany adjustments	(332)	(22)	(318)	42

Total	$900	$(8,203)	$(311)	$(22,880)

AIG's Asset Management operations consist of a single internal reporting unit.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Fair Value Measurements

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

Fair Value Hierarchy

    Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheet are measured and classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

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

  •
  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government and agency securities, most investment-grade and high-yield corporate bonds, certain asset-backed securities (ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, mutual fund and hedge fund investments, certain derivative contracts, guaranteed investment agreements (GIAs) and commercial paper at AIGFP, other long-term debt and physical commodities.

  •
  Level 3:  Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain ABS, structured credit products, corporate debt, certain municipal and sovereign debt certain derivative contracts (including AIGFP's super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG's non-financial instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

    The following is a description of the valuation methodologies used for instruments carried at fair value:

Incorporation of Credit Risk in Fair Value Measurements

  •
  AIG's Own Credit Risk.  Fair value measurements for AIGFP's debt, GIAs, structured note liabilities and freestanding derivatives incorporate AIG's own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap spreads. A counterparty's net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all positions with AIG, as well as collateral posted by AIG with the counterparty at the balance sheet date.

      Fair value measurements for embedded policy derivatives and policyholder contract deposits take into consideration that policyholder liabilities are senior in priority to general creditors of AIG and therefore are much less sensitive to changes in AIG credit default swap or cash issuance spreads.

  •
  Counterparty Credit Risk.  Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for AIG to protect against its net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty credit default swap spreads, when available. When not available, other directly or indirectly observable credit spreads will be used to derive the best estimates of the counterparty spreads. AIG's net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date.

    The cost of credit protection is determined under a discounted present value approach considering the market levels for single name credit default swap (CDS) spreads for each specific counterparty, the mid- market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to AIG by an independent third party. AIG utilizes a LIBOR-based interest rate curve to derive its discount rates.

    This type of CDS is a derivative contract that allows the transfer of third-party credit risk from one party to the other. The buyer of the CDS pays an upfront and/or annual premium to the seller. The seller's payment obligation is triggered by the occurrence of a credit event under a specified reference security and is determined by the loss on that specified reference security. The present value of the amount of the annual and/or upfront premium therefore represents a market-based expectation of the likelihood that the specified reference party will fail to perform on the reference obligation, a key market observable indicator of non-performance risk (the CDS spread).

    While this approach does not explicitly consider all potential future behavior of the derivative transactions or potential future changes in valuation inputs, AIG believes this approach provides a reasonable estimate of the fair value of the derivative assets and liabilities, including consideration of the impact of non-performance risk.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Fixed Maturity Securities — Trading and Available for Sale

    AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity securities in its trading and available for sale portfolios. Market price data generally is obtained from dealer markets.

    AIG estimates the fair value of fixed maturity securities not traded in active markets, including receivables (payables) arising from securities purchased (sold) under agreements to resell (repurchase), and mortgage and other loans receivable for which AIG elected the fair value option, by referring to traded securities with similar attributes, using dealer quotations, a matrix pricing methodology, discounted cash flow analyses and/or internal valuation models. This methodology considers such factors as the issuer's industry, the security's rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For fixed maturity instruments that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

Maiden Lane II and Maiden Lane III

    At their inception, ML II and ML III were valued and recorded at the transaction prices of $1 billion and $5 billion, respectively. Subsequently, Maiden Lane Interests are valued using a discounted cash flow methodology that uses the estimated future cash flows of the Maiden Lane assets. AIG applies model-determined market discount rates to its interests. These discount rates are calibrated to the changes in the estimated asset values for the underlying assets commensurate with AIG's interests in the capital structure of the respective entities. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

    The fair value methodology used assumes that the underlying collateral in the Maiden Lane Interests will continue to be held and generate cash flows into the foreseeable future and does not assume a current liquidation of the assets underlying the Maiden Lane Interests. Other methodologies employed or assumptions made in determining fair value for these investments could result in amounts that differ significantly from the amounts reported.

    Adjustments to the fair value of AIG's investment in ML II are recorded on the Consolidated Statement of Income (Loss) in Net investment income for AIG's Domestic Life Insurance companies and in Other income for Asset Management. Adjustments to the fair value of AIG's investment in ML III are recorded in Net investment income on the Consolidated Statement of Income (Loss) and, beginning in the second quarter of 2009, were included in Other non-core business results, reflecting the contribution to an AIG subsidiary. Prior to the second quarter of 2009, such amounts had been included in Other parent company results. AIG's investments in the Maiden Lane Interests are included in bond trading securities, at fair value, on the Consolidated Balance Sheet.

    Valuation Sensitivity: The fair values of the Maiden Lane Interests are most affected by changes in the discount rates and changes in the underlying estimated future collateral cash flow assumptions used in the valuation model.

    The benchmark London Interbank Offered Rate (LIBOR) interest rate curve changes are determined based on observable prices, interpolated or extrapolated to derive a LIBOR for a specific maturity term as necessary. The spreads over LIBOR for the Maiden Lane Interests (including collateral-specific credit and liquidity spreads) can change as a result of changes in market expectations about the future performance of these investments as well as changes in the risk premium that market participants would demand at the time of the transactions.

    Changes in estimated future cash flows would primarily be the result of changes in expectations for defaults, recoveries, and prepayments on underlying loans.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Changes in the discount rate or the estimated future cash flows used in the valuation would alter AIG's estimate of the fair value of the Maiden Lane Interests as shown in the table below.

	Fair Value Change
September 30, 2009 (in millions)
	Maiden Lane II	Maiden Lane III

Discount Rates:
200 basis point increase	$(72)	$(548)
200 basis point decrease	82	637
400 basis point increase	(136)	(1,020)
400 basis point decrease	175	1,382

Estimated Future Cash Flows:
10% increase	284	814
10% decrease	(278)	(809)
20% increase	568	1,630
20% decrease	(520)	(1,595)

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

    As of September 30, 2009, AIG expected to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, in the Maiden Lane Interests over the remaining life of the investments after repayment of the first priority obligations owed to the FRBNY. AIG's cash flow methodology considers the capital structure of the collateral securities and their expected credit losses from the underlying asset pools.

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

Non-Traded Equity Investments — Other Invested Assets

    AIG initially estimates the fair value of equity instruments not traded in active markets by reference to the transaction price. This valuation is adjusted for changes in inputs and assumptions which are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity capital markets, and/or changes in financial ratios or cash flows. For equity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

Private Limited Partnerships and Hedge Fund Investments — Other Invested Assets

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. When models are used, the selection of a particular model to value an OTC derivative depends on the contractual terms of, and specific risks inherent in the instrument, as well as the availability of pricing information in the market. AIG generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be corroborated by observable market data by correlation or other means, and model selection does not involve significant management judgment.

    Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. When AIG does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so the model value at inception equals the transaction price. Subsequent to initial recognition, AIG updates valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

Embedded Policy Derivatives

    The fair value of embedded policy derivatives contained in certain variable annuity and equity-indexed annuity and life contracts is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. These cash flow estimates primarily include benefits and related fees assessed, when applicable, and incorporate expectations about policyholder behavior. Estimates of future policyholder behavior are subjective and based primarily on AIG's historical experience. With respect to embedded policy derivatives in AIG's variable annuity contracts, because of the dynamic and complex nature of the expected cash flows, risk neutral valuations are used. Estimating the underlying cash flows for these products involves many estimates and judgments, including those regarding expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. With respect to embedded policy derivatives in AIG's equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and determinations on adjusting the participation rate and the cap on equity indexed credited rates in light of market conditions and policyholder behavior assumptions. These methodologies incorporate an explicit risk margin to take into consideration market participant estimates of projected cash flows and policyholder behavior.

AIGFP's Super Senior Credit Default Swap Portfolio

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    AIGFP's valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG has sought to calibrate the methodologies to available market information and to review the assumptions of the methodologies on a regular basis.

    Regulatory capital portfolio: In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG expects that the counterparties in the remaining regulatory capital CDS transactions will terminate the majority of these transactions with AIGFP within the next six months, which is during the transition period of the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of the Capital Accord of the Basel Committee on Banking Supervision (Basel I) that existed through the end of 2007 and which is in the process of being replaced by Basel II. It is expected that financial institution counterparties will have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they will receive little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, the Basel Committee recently announced that it has agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. In assessing the fair value of the regulatory capital CDS transactions, AIGFP also considers other market data, to the extent relevant and available. For further discussion, see Note 7 herein.

    Multi-sector CDO portfolios: AIGFP uses a modified version of the Binomial Expansion Technique (BET) model to value its credit default swap portfolio written on super senior tranches of multi-sector collateralized debt obligations (CDOs) of ABS, including maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term 2a-7 eligible investments under the Investment Company Act of 1940 (2a-7 Puts). The BET model was developed in 1996 by a major rating agency to generate expected loss estimates for CDO tranches and derive a credit rating for those tranches, and remains widely used.

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

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 62.5 percent of the underlying securities

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

used in the valuation at September 30, 2009. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

    The BET model also uses diversity scores, weighted average lives, recovery rates and discount rates.

    AIGFP employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDO of the unique aspects of the CDO's structure such as triggers that divert cash flows to the most senior part of the capital structure. The Monte Carlo simulation is used to determine whether an underlying security defaults in a given simulation scenario and, if it does, the security's implied random default time and expected loss. This information is used to project cash flow streams and to determine the expected losses of the portfolio.

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

    Corporate debt/Collateralized loan obligation (CLO) portfolios: In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIGFP previously estimated the fair value of its obligations by comparing the contractual premium of each contract to the current market levels of the senior tranches of comparable credit indices, the iTraxx index for European corporate issuances and the CDX index for U.S. corporate issuances. Those indices were considered reasonable proxies for the referenced portfolios. In addition, AIGFP compared those valuations to third-party prices and made adjustments as necessary to determine the best available estimate of fair value. During the third quarter of 2009, AIGFP enhanced its valuation methodology for credit default swaps written on portfolios of investment-grade corporate debt. This new methodology uses a mathematical model that produces results that are more closely aligned with prices received from third-parties. This methodology is widely used by other market participants and uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices as inputs. Two transactions, representing two percent of the total notional amount of the corporate arbitrage transactions, are valued using third party quotes given their unique attributes.

    AIGFP estimates the fair value of its obligations resulting from credit default swaps written on CLOs to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotes on the underlying super senior tranches referenced under the credit default swap contract.

Policyholder Contract Deposits

    Policyholder contract deposits accounted for at fair value are measured using an earnings approach by taking into consideration the following factors:

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Spot commodities and Securities and spot commodities sold but not yet purchased

    Fair values of spot commodities and spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges. Fair values for securities sold but not yet purchased are based on current market prices.

Other long-term debt

    When fair value accounting has been elected, the fair value of non-structured liabilities is generally determined by using market prices from exchange or dealer markets, when available, or discounting expected cash flows using the appropriate discount rate for the applicable maturity. The discount rate is based on an implicit rate determined with the use of observable CDS market spreads to determine the risk of non-performance for AIG. Such instruments are generally classified in Level 2 of the fair value hierarchy as substantially all inputs are readily observable. AIG determines the fair value of structured liabilities (where performance is linked to structured interest rates, inflation or currency risks) and hybrid financial instruments (performance linked to risks other than interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified in Level 2 or Level 3 depending on the observability of significant inputs to the model. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect AIG's own credit worthiness based on observable credit spreads of AIG.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

(in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

At September 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$303	$4,997	$-	$-	$-	$5,300
Obligations of states, municipalities and political subdivisions	180	53,503	875	-	-	54,558
Non-U.S. governments	325	78,019	672	-	-	79,016
Corporate debt	7	188,454	5,839	-	-	194,300
Residential mortgage-backed securities (RMBS)	-	21,723	6,463	-	-	28,186
Commercial mortgage-backed securities (CMBS)	-	9,148	3,445	-	-	12,593
Collateralized Debt Obligations/Asset Backed Securities (CDO/ABS)	-	1,839	4,313	-	-	6,152

Total bonds available for sale	815	357,683	21,607	-	-	380,105

Bond trading securities:
U.S. government and government sponsored entities	337	6,188	15	-	-	6,540
Obligations of states, municipalities and political subdivisions	-	370	-	-	-	370
Non-U.S. governments	10	1,571	56	-	-	1,637
Corporate debt	-	5,879	195	-	-	6,074
RMBS	-	3,737	3	-	-	3,740
CMBS	-	1,900	165	-	-	2,065
CDO/ABS	-	4,401	6,605	-	-	11,006

Total bond trading securities	347	24,046	7,039	-	-	31,432

Securities lending invested collateral:(c)
Corporate debt	-	152	72	-	-	224
RMBS	-	256	-	-	-	256
CMBS	-	74	-	-	-	74
CDO/ABS	-	65	86	-	-	151

Total securities lending invested collateral	-	547	158	-	-	705

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Equity securities available for sale:
Common stocks	7,917	60	41	-	-	8,018
Preferred stocks	-	726	55	-	-	781
Mutual funds	1,400	72	1	-	-	1,473

Total equity securities available for sale	9,317	858	97	-	-	10,272

Equity securities trading:
Common stocks	1,411	106	1	-	-	1,518
Mutual funds	12,190	760	14	-	-	12,964

Total equity securities trading	13,601	866	15	-	-	14,482

Mortgage and other loans receivable	-	119	-	-	-	119
Other invested assets(d)	2,467	4,869	8,266	-	-	15,602
Unrealized gain on swaps, options and forward transactions	191	44,752	1,355	(28,447)	(7,121)	10,730
Securities purchased under agreements to resell	-	2,181	-	-	-	2,181
Short-term investments	2,187	24,344	33	-	-	26,564
Separate account assets	56,618	1,979	956	-	-	59,553
Other assets	-	27	289	-	-	316

Total	$85,543	$462,271	$39,815	$(28,447)	$(7,121)	$552,061

Liabilities:
Policyholder contract deposits	$-	$-	$8,817	$-	$-	$8,817
Securities sold under agreements to repurchase	-	2,747	-	-	-	2,747
Securities and spot commodities sold but not yet purchased	159	877	-	-	-	1,036
Unrealized loss on swaps, options and forward transactions(e)	10	35,597	8,861	(28,447)	(10,729)	5,292
Trust deposits and deposits due to banks and other depositors	-	31	-	-	-	31
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	6,233	-	-	-	6,233
Other long-term debt	-	14,427	836	-	-	15,263
Other liabilities	-	60	-	-	-	60

Total	$169	$59,972	$18,514	$(28,447)	$(10,729)	$39,479

At December 31, 2008
Assets:
Bonds available for sale	$414	$344,237	$18,391	$-	$-	$363,042
Bond trading securities	781	29,480	6,987	-	-	37,248
Securities lending invested collateral(c)	-	2,967	435	-	-	3,402
Common and preferred stock available for sale	7,282	1,415	111	-	-	8,808
Common and preferred stock trading	11,199	1,133	3	-	-	12,335
Mortgage and other loans receivable	-	131	-	-	-	131
Other invested assets(d)	1,853	6,175	11,168	-	-	19,196
Unrealized gain on swaps, options and forward transactions	223	90,998	3,865	(74,217)	(7,096)	13,773
Securities purchased under agreements to resell	-	3,960	-	-	-	3,960
Short-term investments	3,247	16,069	-	-	-	19,316
Separate account assets	47,902	2,410	830	-	-	51,142
Other assets	-	44	325	-	-	369

Total	$72,901	$499,019	$42,115	$(74,217)	$(7,096)	$532,722

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Liabilities:
Policyholder contract deposits	$-	$-	$5,458	$-	$-	$5,458
Securities sold under agreements to repurchase	-	4,423	85	-	-	4,508
Securities and spot commodities sold but not yet purchased	1,124	1,569	-	-	-	2,693
Unrealized loss on swaps, options and forward transactions(e)	1	85,255	14,435	(74,217)	(19,236)	6,238
Trust deposits and deposits due to banks and other depositors	-	30	-	-	-	30
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	6,802	-	-	-	6,802
Other long-term debt	-	15,448	1,147	-	-	16,595
Other liabilities	-	1,355	-	-	-	1,355

Total	$1,125	$114,882	$21,125	$(74,217)	$(19,236)	$43,679

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $603 million and $678 million, respectively, at September 30, 2009 and $4.2 billion and $1.6 billion, respectively, at December 31, 2008.

(c)
Amounts exclude short-term investments that are carried at cost, which approximates fair value of $101 million and $442 million at September 30, 2009 and December 31, 2008, respectively.

(d)
Approximately 10 percent and 15 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at September 30, 2009 and December 31, 2008, respectively. AIG's ownership in these funds represented 38.3 percent, or $1.6 billion, of Level 3 assets at September 30, 2009 and 27.6 percent, or $1.7 billion, of Level 3 assets at December 31, 2008.

(e)
Included in Level 3 is the fair value derivative liability of $5.0 billion and $9.0 billion at September 30, 2009 and December 31, 2008, respectively, on the AIGFP super senior credit default swap portfolio.

At September 30, 2009, Level 3 assets were 4.7 percent of total assets, and Level 3 liabilities were 2.4 percent of total liabilities. At December 31, 2008, Level 3 assets were 4.9 percent of total assets, and Level 3 liabilities were 2.6 percent of total liabilities.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The following tables present changes during the three- and nine-month periods ended September 30, 2009 and 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Income (Loss), during the three-and nine-month periods ended September 30, 2009 and 2008 related to the Level 3 assets and liabilities that remained on the Consolidated Balance Sheet at September 30, 2009 and 2008:

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Loss	Purchases, Sales, Issuances and Settlements-Net	Transfers In (Out)	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Three Months Ended September 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$-	$-	$(2)	$-	$-	$-
Obligations of states, municipalities and political subdivisions	802	(6)	33	60	(14)	875	-
Non-U.S. governments	628	4	5	36	(1)	672	-
Corporate debt	6,022	43	240	(450)	(16)	5,839	-
RMBS	5,637	(309)	535	(165)	765	6,463	-
CMBS	2,187	(274)	396	(41)	1,177	3,445	-
CDO/ABS	3,296	(158)	1,069	(20)	126	4,313	-

Total bonds available for sale	18,574	(700)	2,278	(582)	2,037	21,607	-

Bond trading securities:
U.S. government and government sponsored entities	11	3	-	1	-	15	(7)
Obligations of states, municipalities and political subdivisions	-	-	-	-	-	-	-
Non-U.S. governments	5	-	-	-	51	56	-
Corporate debt	214	29	-	-	(48)	195	22
RMBS	3	1	-	(1)	-	3	2
CMBS	37	(42)	-	(4)	174	165	1
CDO/ABS	4,991	1,488	-	126	-	6,605	816

Total bond trading securities	5,261	1,479	-	122	177	7,039	834

Securities lending invested collateral:
Corporate debt	134	-	(2)	(60)	-	72	-
RMBS	22	-	-	(22)	-	-	-
CDO/ABS	82	-	(2)	6	-	86	-

Total securities lending invested collateral	238	-	(4)	(76)	-	158	-

Equity securities available for sale:
Common stocks	33	-	4	5	(1)	41	-
Preferred stocks	48	-	2	4	1	55	-
Mutual funds	1	-	-	-	-	1	-

Total equity securities available for sale	82	-	6	9	-	97	-

Equity securities trading:
Common stocks	1	-	-	-	-	1	-
Mutual funds	16	(1)	-	(5)	4	14	-

Total equity securities trading	17	(1)	-	(5)	4	15	-

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Loss	Purchases, Sales, Issuances and Settlements-Net	Transfers In (Out)	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Other invested assets	8,418	(493)	410	(49)	(20)	8,266	(1,006)
Short-term investments	3	-	-	33	(3)	33	-
Other assets	288	(16)	-	17	-	289	(16)
Separate account assets	916	54	-	(14)	-	956	55

Total	$33,797	$323	$2,690	$(545)	$2,195	$38,460	$(133)

Liabilities:
Policyholder contract deposits	$(7,273)	$(1,359)	$(34)	$(151)	$-	$(8,817)	$2,425
Securities sold under agreements to repurchase	-	-	-	-	-	-	-
Unrealized loss on swaps, options and forward transactions, net	(8,944)	669	(7)	667	109	(7,506)	1,535
Other long-term debt	(667)	(177)	-	17	(9)	(836)	178

Total	$(16,884)	$(867)	$(41)	$533	$100	$(17,159)	$4,138

Nine Months Ended September 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$-	$-	$(2)	$-	$-	$-
Obligations of states, municipalities and political subdivisions	861	(19)	(10)	48	(5)	875	-
Non-U.S. governments	601	3	22	59	(13)	672	-
Corporate debt	5,872	(2)	952	(1,043)	60	5,839	-
RMBS	6,108	(847)	1,007	(431)	626	6,463	-
CMBS	1,663	(102)	198	(253)	1,939	3,445	-
CDO/ABS	3,284	(570)	1,135	(319)	783	4,313	-

Total bonds available for sale	18,391	(1,537)	3,304	(1,941)	3,390	21,607	-

Bond trading securities:
U.S. government and government sponsored entities	17	(3)	-	1	-	15	(3)
Non-U.S. governments	-	-	-	-	56	56	-
Corporate debt	261	(2)	-	(65)	1	195	23
RMBS	8	(4)	-	(1)	-	3	14
CMBS	45	(48)	-	(6)	174	165	67
CDO/ABS	6,656	374	-	(425)	-	6,605	1,489

Total bond trading securities	6,987	317	-	(496)	231	7,039	1,590

Securities lending invested collateral:
Corporate debt	231	-	4	7	(170)	72	-
RMBS	48	-	5	(53)	-	-	-
CDO/ABS	156	-	(27)	(4)	(39)	86	-

Total securities lending invested collateral	435	-	(18)	(50)	(209)	158	-

Equity securities available for sale:
Common stocks	55	(21)	11	5	(9)	41	-
Preferred stocks	54	(6)	(2)	3	6	55	-
Mutual funds	2	-	(1)	-	-	1	-

Total equity securities available for sale	111	(27)	8	8	(3)	97	-

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Loss	Purchases, Sales, Issuances and Settlements-Net	Transfers In (Out)	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Equity securities trading:
Common stocks	1	-	-	-	-	1	-
Mutual funds	2	(1)	-	(5)	18	14	(2)

Total equity securities trading	3	(1)	-	(5)	18	15	(2)

Other invested assets	11,168	(1,820)	(1,929)	843	4	8,266	(1,532)
Short-term investments	-	-	-	33	-	33	-
Other assets	325	(25)	-	(11)	-	289	(24)
Separate account assets	830	167	-	(41)	-	956	169

Total	$38,250	$(2,926)	$1,365	$(1,660)	$3,431	$38,460	$201

Liabilities:
Policyholder contract deposits	$(5,458)	$(2,860)	$(217)	$(422)	$140	$(8,817)	$3,769
Securities sold under agreements to repurchase	(85)	4	-	81	-	-	-
Unrealized loss on swaps, options and forward transactions, net	(10,570)	362	(3)	3,289	(584)	(7,506)	4,187
Other long-term debt	(1,147)	76	-	151	84	(836)	2

Total	$(17,260)	$(2,418)	$(220)	$3,099	$(360)	$(17,159)	$7,958

Three Months Ended September 30, 2008
Assets:
Bonds available for sale	$18,852	$(700)	$(435)	$695	$1,733	$20,145	$-
Bond trading securities	3,873	(1,519)	(3)	3,885	(2)	6,234	(925)
Securities lending invested collateral	8,489	(2,091)	830	(707)	5,652	12,173	-
Common and preferred stock available for sale	487	(7)	(50)	(204)	(81)	145	-
Common and preferred stock trading	5	-	(2)	5	(6)	2	-
Mortgage and other loans receivable	4	-	-	-	-	4	-
Other invested assets	11,868	77	(126)	131	(162)	11,788	293
Short-term investments	-	-	-	69	-	69	-
Other assets	334	(4)	-	13	-	343	(4)
Separate account assets	1,178	(75)	-	11	-	1,114	(75)

Total	$45,090	$(4,319)	$214	$3,898	$7,134	$52,017	$(711)

Liabilities:
Policyholder contract deposits	$(4,179)	$113	$43	$(259)	$-	$(4,282)	$235
Securities sold under agreements to repurchase	(40)	6	-	(15)	-	(49)	(5)
Unrealized loss on swaps, options and forward transactions, net	(26,699)	(5,238)	(2)	208	39	(31,692)	(6,028)
Other long-term debt	(2,689)	1,029	-	630	227	(803)	(500)
Other liabilities	-	-	-	1	-	1	-

Total	$(33,607)	$(4,090)	$41	$565	$266	$(36,825)	$(6,298)

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Loss	Purchases, Sales, Issuances and Settlements-Net	Transfers In (Out)	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Nine Months Ended September 30, 2008
Assets:
Bonds available for sale	$19,071	$(2,147)	$(977)	$553	$3,645	$20,145	$-
Bond trading securities	4,563	(2,974)	(1)	4,602	44	6,234	(2,424)
Securities lending invested collateral	11,353	(5,229)	1,917	(1,525)	5,657	12,173	-
Common and preferred stock available for sale	359	(12)	(44)	(260)	102	145	-
Common and preferred stock trading	30	(1)	-	(14)	(13)	2	-
Mortgage and other loans receivable	-	-	-	-	4	4	-
Other invested assets	10,373	269	11	1,279	(144)	11,788	862
Short-term investments	-	-	-	69	-	69	-
Other assets	141	(4)	-	206	-	343	(4)
Separate account assets	1,003	(48)	-	159	-	1,114	(48)

Total	$46,893	$(10,146)	$906	$5,069	$9,295	$52,017	$(1,614)

Liabilities:
Policyholder contract deposits	$(3,674)	$56	$(8)	$(656)	$-	$(4,282)	$398
Securities sold under agreements to repurchase	(208)	(14)	-	(49)	222	(49)	(5)
Unrealized loss on swaps, options and forward transactions, net	(11,710)	(19,855)	(2)	(200)	75	(31,692)	(20,598)
Other long-term debt	(3,578)	1,119	-	1,268	388	(803)	(522)
Other liabilities	(511)	-	-	512	-	1	-

Total	$(19,681)	$(18,694)	$(10)	$875	$685	$(36,825)	$(20,727)

(a)
Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

(b)
Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Income (Loss) primarily as follows:

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
• Net realized capital gains (losses)
• Other income

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2009 and 2008 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

    AIG uses various hedging techniques to manage risks associated with certain positions, including those classified within Level 3. Such techniques may include the purchase or sale of financial instruments that are classified within Level 1 and/or Level 2. As a result, the realized and unrealized gains (losses) for assets and liabilities classified within

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Fair Value Measurements on a Non-Recurring Basis

    AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, life settlement contracts, flight equipment primarily under operating leases, collateral securing foreclosed loans and real estate and other fixed assets, goodwill, and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

  •
  Cost and Equity-Method Investments:  When AIG determines that the carrying value of these assets may not be recoverable, AIG records the assets at fair value with the loss recognized in earnings. In such cases, AIG measures the fair value of these assets using the techniques discussed in Fair Value Measurements on a Recurring Basis — Fair Value Hierarchy, above, for fixed maturities and equity securities.

  •
  Life Settlement Contracts:  AIG measures the fair value of individual life settlement contracts (which are included in other invested assets) whenever the carrying value plus the undiscounted future costs that are expected to be incurred to keep the life settlement contract in force exceed the expected proceeds from the contract. In those situations, the fair value is determined on a discounted cash flow basis, incorporating current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contract and AIG's estimate of the risk margin an investor in the contracts would require.

  •
  Flight Equipment Primarily Under Operating Leases:  When AIG determines the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in earnings. AIG measures the fair value of its commercial aircraft using an earnings approach based on the present value of all cash flows from existing and projected lease payments (based on historical experience and current expectations regarding market participants), including net contingent rentals for the period extending to the end of the aircraft's economic life in its highest and best use configuration, plus its disposition value.

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

  •
  Long-Lived Assets:  AIG tests its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of a long-lived asset may not be recoverable. AIG measures the fair value of long-lived assets based on an in-use premise that considers the same factors used to estimate the fair value of its real estate and other fixed assets under an in-use premise.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  •
  Finance Receivables Held for Sale:

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

Assets measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges, were as follows:

					Impairment Charges
	Assets at Fair Value
					Three Months Ended September 30,		Nine Months Ended September 30,
	Non-Recurring Basis
(in millions)	Level 1	Level 2	Level 3	Total	2009	2008	2009	2008

At September 30, 2009
Goodwill	$-	$-	$-	$-	$697	$432	$705	$477
Real estate owned	-	-	3,094	3,094	522	100	1,021	102
Finance receivables	-	-	813	813	16	2	95	17
Other investments	148	-	880	1,028	359	75	729	85
Aircraft	-	-	24	24	-	-	16	-
Other assets	-	94	205	299	95	1	198	36

Total	$148	$94	$5,016	$5,258	$1,689	$610	$2,764	$717

At December 31, 2008
Real estate owned	$-	$-	$1,379	$1,379
Other investments	15	-	3,122	3,137
Other assets	-	29	1,160	1,189

Total	$15	$29	$5,661	$5,705

    During 2009, AIG recognized goodwill impairment charges primarily in the Institutional Asset Management business. These impairment charges related to a significant decline in certain consolidated warehoused investments as well as the consideration of recent transaction activity. AIG also recognized impairment charges related to certain investment real estate, proprietary real estate, private equity investments and other long-lived assets.

Fair Value Option

    AIG may choose to measure at fair value many financial instruments and certain other assets and liabilities that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings. Unrealized gains and losses on financial instruments in AIG's insurance businesses and in AIGFP for which the fair value option was elected are classified in Policyholder benefit and claims incurred and in Other income, respectively, in the Consolidated Statement of Income (Loss).

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the gains or losses recorded during the three- and nine-month periods ended September 30, 2009 and 2008 related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Assets:
Mortgage and other loans receivable	$22	$(74)	$(7)	$5
Trading securities	2,721	(3,886)	2,452	(5,037)
Trading – Maiden Lane Interests	1,410	-	94	-
Securities purchased under agreements to resell	2	(180)	(7)	395
Other invested assets	(7)	(24)	(31)	(12)
Short-term investments	1	(2)	1	65

Liabilities:
Policyholder contract deposits(a)	(135)	416	(726)	534
Securities sold under agreements to repurchase	(80)	339	(59)	(77)
Securities and spot commodities sold but not yet purchased	(33)	157	(115)	144
Trust deposits and deposits due to banks and other depositors	5	24	(38)	13
Debt	(954)	294	2,101	(97)
Other liabilities	(67)	1,266	(180)	947

Total gain (loss)(b)	$2,885	$(1,670)	$3,485	$(3,120)

  (a)
  AIG elected to apply the fair value option to certain single premium variable life products in Japan and an investment-linked life insurance product sold principally in Asia, both classified within policyholder contract deposits in the Consolidated Balance Sheet. AIG elected the fair value option for these liabilities to more closely align its accounting with the economics of its transactions. For the investment-linked product sold principally in Asia, the election more effectively aligns changes in the fair value of assets with a commensurate change in the fair value of policyholders' liabilities. For the single premium life products in Japan, the fair value option election has allowed AIG to economically hedge the inherent market risks associated with this business in an efficient and effective manner through the use of derivative instruments. The hedging program, since being fully implemented in the third quarter of 2008, has resulted in an accounting presentation for this business that more closely reflects the underlying economics and the way the business is managed, while the change in the fair value of derivatives and underlying assets has largely offset the change in fair value of the policy liabilities. In the third quarter of 2009, AIG unwound certain of these hedges in conjunction with its restructuring and divestiture plans. A substantial portion of the inherent market risks associated with this business remains economically hedged as of September 30, 2009.

  (b)
  Not included in the table above were gains of $3.4 billion and losses of $9.6 billion for the three-month periods ended September 30, 2009 and 2008, respectively, and gains of $6.5 billion and losses of $23.2 billion for the nine-month periods ended September 30, 2009 and 2008, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected. Included in these amounts were unrealized market valuation gains of $959 million and losses of $7.1 billion for the three-month periods ended September 30, 2009 and 2008, respectively, and gains of $1.1 billion and losses of $21.7 billion for the nine-month periods ended September 30, 2009 and 2008, respectively, related to AIGFP's super senior credit default swap portfolio.

    Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the Consolidated Statement of Income (Loss) depending on the nature of the instrument and related market conventions. For AIGFP related activity, interest, dividend income, and interest expense are included in Other income. Otherwise, interest and dividend income are included in net investment income in the Consolidated Statement of Income (Loss). See Note 1(a) to the Consolidated Financial Statements in the 2008 Financial Statements for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    During the three- and nine-month periods ended September 30, 2009, AIG recognized a loss of $430 million and a gain of $194 million, respectively, and during the three- and nine-month periods ended September 30, 2008, AIG recognized a loss of $184 million and a gain of $1.1 billion, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates,

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected:

	At September 30, 2009			At December 31, 2008
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$119	$252	$(133)	$131	$244	$(113)
Liabilities:
Long-term debt	$13,448	$11,659	$1,789	$21,285	$16,827	$4,458

    At September 30, 2009 and December 31, 2008, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

Fair Value Information about Financial Instruments Not Measured at Fair Value

    Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:

  •
  Mortgage and other loans receivable:  Fair values of loans on real estate and collateral loans were estimated for disclosure purposes using discounted cash flow calculations based upon discount rates that AIG believes market participants would use in determining the price they would pay for such assets. For certain loans, AIG's current incremental lending rates for similar type loans is used as the discount rate, as it is believed that this rate approximates the rates market participants would use. The fair values of policy loans were not estimated as AIG believes it would have to expend excessive costs for the benefits derived.

  •
  Finance receivables:  Fair values of net finance receivables, less allowance for finance receivable losses, were estimated for disclosure purposes using projected cash flows, computed by category of finance receivable, discounted at the weighted average interest rates offered for similar finance receivables at the balance sheet date. Cash flows were projected based on contractual payment terms adjusted for delinquencies and estimates of losses. The fair value estimates do not reflect the underlying customer relationships or the related distribution systems.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  •
  Long-term debt:  Fair values of these obligations were determined for disclosure purposes by reference to quoted market prices, where available and appropriate, or discounted cash flow calculations based upon AIG's current market-observable implicit-credit-spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

The following table presents the carrying value and estimated fair value of AIG's financial instruments:

	September 30, 2009		December 31, 2008
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities	$412,343	$412,343	$404,134	$404,134
Equity securities	24,754	24,754	21,143	21,143
Mortgage and other loans receivable	31,985	30,776	34,687	35,056
Finance receivables, net of allowance	23,861	21,232	30,949	28,731
Other invested assets*	41,723	41,744	50,381	52,094
Securities purchased under agreements to resell	2,181	2,181	3,960	3,960
Short-term investments	55,170	55,170	46,666	46,666
Cash	4,957	4,957	8,642	8,642
Trade receivables	1,246	1,246	1,901	1,901
Unrealized gain on swaps, options and forward transactions	10,730	10,730	13,773	13,773
Liabilities:
Policyholder contract deposits associated with investment-type contracts	172,844	176,476	179,478	176,783
Securities sold under agreements to repurchase	3,285	3,285	5,262	5,262
Trade payables	661	661	977	977
Securities and spot commodities sold but not yet purchased	1,036	1,036	2,693	2,693
Unrealized loss on swaps, options and forward transactions	5,292	5,292	6,238	6,238
Trust deposits and deposits due to banks and other depositors	3,181	3,181	4,498	4,469
Commercial paper and other short-term debt	-	-	613	613
Federal Reserve Bank of New York Commercial Paper Funding Facility	9,607	9,607	15,105	15,105
Federal Reserve Bank of New York credit facility	41,009	40,650	40,431	40,708
Other long-term debt	122,197	101,978	137,054	101,467
Securities lending payable	1,080	1,080	2,879	2,879

*
Excludes aircraft asset investments held by non-Financial Services subsidiaries.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Investments

The amortized cost or cost and fair value of AIG's available for sale securities were as follows:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	Other-Than- Temporary Impairments in AOCI(a)

September 30, 2009
Bonds available for sale(d):
U.S. government and government sponsored entities	$5,117	$210	$(27)		$5,300	$-
Obligations of states, municipalities and political subdivisions	51,838	2,916	(196)		54,558	-
Non-U.S. governments	74,436	5,239	(659)		79,016	-
Corporate debt	189,067	10,982	(5,525	)(b)	194,524	208
Mortgage-backed, asset-backed and collateralized:
RMBS	33,117	1,124	(5,799)		28,442	(2,417)
CMBS	19,131	177	(6,641)		12,667	(687)
CDO/ABS	7,961	263	(1,921)		6,303	(116)

Total bonds available for sale(c)	380,667	20,911	(20,768)		380,810	(3,012)
Equity securities available for sale:
Common stocks	5,229	2,865	(76)		8,018	-
Preferred stocks	755	69	(43)		781	-
Mutual funds	1,245	246	(18)		1,473	-

Total equity securities available for sale	7,229	3,180	(137)		10,272	-

Total	$387,896	$24,091	$(20,905)		$391,082	$(3,012)

December 31, 2008
Bonds available for sale:
U.S. government and government sponsored entities	$4,433	$331	$(59)		$4,705
Obligations of states, municipalities and political subdivisions	62,718	1,150	(2,611)		61,257
Non-U.S. governments	62,176	6,560	(1,199)		67,537
Corporate debt	194,481	4,661	(13,523	)(b)	185,619
Mortgage-backed, asset-backed and collateralized:
RMBS	32,092	645	(2,985)		29,752
CMBS	14,205	126	(3,105)		11,226
CDO/ABS	6,741	233	(843)		6,131
AIGFP(d)	217	-	-		217

Total bonds available for sale(c)	377,063	13,706	(24,325)		366,444
Equity securities available for sale:
Common stocks	5,545	1,035	(512)		6,068
Preferred stocks	1,349	33	(138)		1,244
Mutual funds	1,487	78	(69)		1,496

Total equity securities available for sale	8,381	1,146	(719)		8,808

Total	$385,444	$14,852	$(25,044)		$375,252

(a)
Represents the amount of other-than-temporary impairment losses in Accumulated other comprehensive loss (AOCI), which, starting April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
Financial institutions represent approximately 55 percent and 57 percent of the total gross unrealized losses at September 30, 2009 and December 31, 2008, respectively.

(c)
At September 30, 2009 and December 31, 2008, bonds available for sale held by AIG that were below investment grade or not rated totaled $22.1 billion and $19.4 billion, respectively. At September 30, 2009 and December 31, 2008, fixed maturity securities reported on the Consolidated Balance Sheet include $101 million and $442 million, respectively, of short-term investments included in Securities lending invested collateral.

(d)
The amounts represent securities for which AIGFP has not elected the fair value option. At September 30, 2009, a total of $401 million in securities for AIGFP were included in the respective asset class categories. Historical amounts were not revised.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unrealized losses

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$706	$19	$85	$8	$791	$27
Obligations of states, municipalities and political subdivisions	741	39	3,330	157	4,071	196
Non-U.S. governments	8,726	319	2,937	340	11,663	659
Corporate debt	21,412	2,041	31,916	3,484	53,328	5,525
RMBS	7,120	4,309	6,047	1,490	13,167	5,799
CMBS	4,216	4,733	5,268	1,908	9,484	6,641
CDO/ABS	2,927	1,702	1,208	219	4,135	1,921

Total bonds available for sale	45,848	13,162	50,791	7,606	96,639	20,768
Equity securities available for sale:
Common stocks	1,039	76	-	-	1,039	76
Preferred stocks	258	43	-	-	258	43
Mutual funds	237	18	-	-	237	18

Total equity securities available for sale	1,534	137	-	-	1,534	137

Total	$47,382	$13,299	$50,791	$7,606	$98,173	$20,905

December 31, 2008
Bonds available for sale:
U.S. government and government sponsored entities	$629	$35	$616	$24	$1,245	$59
Obligations of states, municipalities and political subdivisions	5,416	2,310	2,111	301	7,527	2,611
Non-U.S. governments	26,914	309	4,812	890	31,726	1,199
Corporate debt	79,942	7,979	29,570	5,544	109,512	13,523
RMBS	7,928	1,790	4,745	1,195	12,673	2,985
CMBS	3,947	1,362	3,537	1,743	7,484	3,105
CDO/ABS	3,389	546	927	297	4,316	843

Total bonds available for sale	128,165	14,331	46,318	9,994	174,483	24,325
Equity securities available for sale:
Common stocks	1,951	512	-	-	1,951	512
Preferred stocks	747	138	-	-	747	138
Mutual funds	332	69	-	-	332	69

Total equity securities available for sale	3,030	719	-	-	3,030	719

Total	$131,195	$15,050	$46,318	$9,994	$177,513	$25,044

    At September 30, 2009, AIG held 13,445 and 81,507 of individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 6,860 individual securities were in a continuous unrealized loss position for longer than twelve months.

    AIG did not recognize in earnings the unrealized losses on these fixed maturity securities at September 30, 2009, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other market available data.

The amortized cost and fair value of fixed maturity securities available for sale by contractual maturity were as follows:

September 30, 2009	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$15,079	$15,148	$2,779	$2,722
Due after one year through five years	81,740	84,032	18,464	16,809
Due after five years through ten years	99,653	103,643	23,952	21,815
Due after ten years	123,986	130,575	31,068	28,511
Mortgage-backed, asset-backed and collateralized	60,209	47,412	41,144	26,782

Total	$380,667	$380,810	$117,407	$96,639

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

Net Investment Income

The components of net investment income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Fixed maturities, including short-term investments	$6,168	$5,773	$14,949	$16,691
Equity securities	155	277	362	496
Interest on mortgage and other loans	389	407	1,173	1,182
Partnerships	275	(813)	(504)	(641)
Mutual funds	158	(632)	343	(656)
Trading account gains (losses)	19	(501)	(15)	(722)
Other investments	214	228	707	768

Total investment income before policyholder investment income and trading gains (losses)	7,378	4,739	17,015	17,118
Policyholder investment income and trading gains (losses)	1,412	(1,561)	3,240	(1,729)

Total investment income	8,790	3,178	20,255	15,389
Investment expenses	134	232	531	761

Net investment income	$8,656	$2,946	$19,724	$14,628

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Net Realized Capital Gains (Losses)

The components of net realized capital gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Sales of fixed maturity securities	$386	$(768)	$1,179	$(778)
Sales of equity securities	263	288	399	608
Sales of real estate and other assets	(324)	97	(918)	422
Divested businesses	(885)	-	(1,201)	-
Other-than-temporary impairments:
Total other-than-temporary impairments on available for sale securities	(1,148)	(19,706)	(6,199)	(31,966)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive income (loss)	(11)	-	358	-

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(1,159)	(19,706)	(5,841)	(31,966)
Other-than-temporary impairments on all other investments	(627)	(170)	(915)	(280)
Foreign exchange transactions	(20)	1,996	(1,037)	1,258
Derivative instruments	(571)	(49)	996	254

Total	$(2,937)	$(18,312)	$(7,338)	$(30,482)

The gross realized gains and gross realized losses from sales of AIG's available for sale securities were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$1,645	$1,259	$538	$1,306	$3,110	$1,931	$1,176	$1,954
Equity securities	312	49	599	311	616	217	1,236	628

Total	$1,957	$1,308	$1,137	$1,617	$3,726	$2,148	$2,412	$2,582

    For the three- and nine-month periods ended September 30, 2009, the aggregate fair value of available for sale securities sold was $1.2 billion (approximately 89 percent of cost or amortized cost) and $8.9 billion (approximately 91 percent of cost or amortized cost), respectively. The average periods of time that securities sold at a loss during the nine-month period ended September 30, 2009 were trading continuously at a price below cost or amortized cost was approximately six months.

Evaluating Investments for Other-Than-Temporary Impairments

    On April 1, 2009, AIG adopted prospectively a new accounting standard addressing the evaluation of fixed maturity securities for other-than-temporary impairments. These requirements have significantly altered AIG's policies and procedures for determining impairment charges recognized through earnings. The new standard requires a company to recognize the credit component (a credit impairment) of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in Accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The new standard also changes the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold the security until recovery and requires additional disclosures. A credit impairment, which is recognized in earnings when it occurs, is the difference between the amortized cost of the fixed maturity security and the estimated present

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

value of cash flows expected to be collected (recovery value), as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized as a separate component of Accumulated other comprehensive income (loss). AIG refers to both credit impairments and impairments recognized as a result of intent to sell as "impairment charges." The impairment model for equity securities was not affected by the new standard.

Impairment Policy – Effective April 1, 2009 and Thereafter

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

    For all other fixed maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to earnings. Changes in fair value compared to recovery value, if any, is charged to unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken (a component of Accumulated other comprehensive income (loss)).

    When assessing AIG's intent to sell a fixed maturity security, or if it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition AIG's investment portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.

    AIG considers severe price declines and the duration of such price declines in its assessment of potential credit impairments. AIG also modifies its modeled outputs for certain securities when it determines that price declines are indicative of factors not comprehended by the cash flow models.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    A rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG is as follows:

(in millions)

Three Months Ended September 30, 2009
Balance, June 30, 2009	$7,496
Increases due to:
Credit impairments on new securities subject to impairment losses	266
Additional credit impairments on previously impaired securities	754
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(400)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	(8)
Foreign exchange translation adjustments	13

Balance, September 30, 2009	$8,121

Six Months Ended September 30, 2009
Balance, March 31, 2009	$-
Increases due to:
Credit losses remaining in accumulated deficit related to the adoption of new other-than-temporary impairment rules	7,182
Credit impairments on new securities subject to impairment losses	422
Additional credit impairments on previously impaired securities	1,004
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(515)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	(8)
Foreign exchange translation adjustments	36

Balance, September 30, 2009	$8,121

    In assessing whether a credit impairment has occurred for a structured fixed maturity security, AIG performs evaluations of expected future cash flows. Certain critical assumptions are made with respect to the performance of the securities.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity Securities

    The impairment model for equity securities and other cost and equity method investments was not affected by the adoption of the new accounting standard related to other-than-temporary impairments in the second quarter of 2009. AIG continues to evaluate its available for sale equity securities, equity method and cost method investments for impairment by considering such securities as candidates for other-than-temporary impairment if they meet any of the following criteria:

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

    The determination that an equity security is other-than-temporarily impaired requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline in which AIG could not reasonably assert that the impairment period would be temporary (severity losses).

Fixed Maturity Securities Impairment Policy – Prior to April 1, 2009

    In all periods prior to April 1, 2009, AIG assessed its ability to hold any fixed maturity available for sale security in an unrealized loss position to its recovery at each balance sheet date. The decision to sell any such fixed maturity security classified as available for sale reflected the judgment of AIG's management that the security sold was unlikely to provide, on a relative value basis, as attractive a return in the future as alternative securities entailing comparable risks. With respect to distressed securities, the sale decision reflected management's judgment that the risk-adjusted ultimate recovery was less than the value achievable on sale.

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

    As a result of AIG's periodic evaluation of its equity and fixed maturity securities for other-than-temporary impairments in value, AIG recorded impairment charges of $1.8 billion and $19.9 billion in the three-month periods ended September 30, 2009 and 2008, respectively, and $6.8 billion and $32.2 billion in the nine-month periods ended September 30, 2009 and 2008, respectively.

6. Variable Interest Entities

    The accounting standard related to the consolidation of variable interest entities (VIEs) provides guidance for determining when to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity that is at risk to allow the entity to finance its activities without additional subordinated financial support. This standard recognizes that consolidation based on majority voting interest should not apply to these variable interest entities. A VIE is consolidated by its primary beneficiary, which is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    AIG enters into various arrangements with VIEs in the normal course of business. AIG's insurance companies are involved with VIEs primarily as passive investors in debt securities (rated and unrated) and equity interests issued by VIEs. Through its Financial Services and Asset Management segments, AIG has participated in arrangements with VIEs that includes designing and structuring entities, warehousing and managing the collateral of the entities, and entering into insurance, credit and derivative transactions with the entities. AIG has also established trusts for the sole purpose of issuing mandatorily redeemable preferred stock totaling $1.3 billion to investors. AIG has determined that the trusts are VIEs, but has not consolidated these VIEs because AIG is not the primary beneficiary and does not hold a variable interest in these VIEs.

    AIG generally determines whether it is the primary beneficiary or a significant interest holder based on a qualitative assessment of the VIE. This includes a review of the VIE's capital structure, contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued, and AIG's interests in the entity that either create or absorb variability. AIG evaluates the design of the VIE and the related risks the entity was designed to expose the variable interest holders to in evaluating consolidation. In limited cases, when it was unclear from a qualitative standpoint if AIG was the primary beneficiary, AIG used a quantitative analysis to calculate the probability weighted expected losses and probability weighted expected residual returns by using cash flow modeling.

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds was $2.8 billion and $3.3 billion at September 30, 2009 and December 31, 2008, respectively.

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its significant variable interests in consolidated VIEs:

	VIE Assets*		VIE Liabilities		Off-Balance Sheet Exposure
(in billions)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Real estate and investment funds	$4.6	$5.6	$2.8	$3.1	$1.0	$0.9
Commercial paper conduit	7.6	8.8	7.6	8.5	-	-
CLOs/CDOs	0.1	0.3	-	-	-	-
Affordable housing partnerships	2.5	2.7	-	-	-	-
Other	2.6	0.2	1.4	-	-	-

Total	$17.4	$17.6	$11.8	$11.6	$1.0	$0.9

*
Each of the VIE's assets can be used only to settle specific obligations of that VIE.

    AIG defines a variable interest as significant relative to the materiality of its interest in the VIE. AIG calculates its maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where AIG has also provided credit protection to the VIE with the VIE as the referenced obligation, or (iii) other commitments and guarantees to the VIE. Interest holders in VIEs sponsored by AIG generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except in limited circumstances when AIG has provided a guarantee to the VIE's interest holders.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents total assets of unconsolidated VIEs in which AIG holds a significant variable interest or is a sponsor that holds a variable interest in a VIE, and AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
		On-Balance Sheet		Off-Balance Sheet
(in billions)	Total VIE Assets	Purchased and Retained Interests	Other	Commitments and Guarantees	Derivatives	Total

September 30, 2009
Real estate and investment funds	$21.0	$2.6	$0.5	$1.5	$-	$4.6
CLOs/CDOs	83.8	6.3	-	-	0.2	6.5
Affordable housing partnerships	1.2	-	1.2	-	-	1.2
Maiden Lane Interests	39.7	5.0	-	-	-	5.0
Other*	7.4	0.6	0.5	0.1	-	1.2

Total	$153.1	$14.5	$2.2	$1.6	$0.2	$18.5

December 31, 2008
Real estate and investment funds	$23.5	$2.5	$0.5	$1.6	$-	$4.6
CLOs/CDOs	95.9	6.4	-	-	0.5	6.9
Affordable housing partnerships	1.0	-	1.0	-	-	1.0
Maiden Lane Interests	46.4	4.9	-	-	-	4.9
Other*	8.7	2.1	0.5	0.3	-	2.9

Total	$175.5	$15.9	$2.0	$1.9	$0.5	$20.3

*
Includes $1.1 billion and $1.4 billion of assets held in an unconsolidated structured investment vehicle sponsored by AIGFP at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, AIGFP's invested assets included $0.3 billion and $0.6 billion, respectively, of securities purchased under agreements to resell, commercial paper and medium-term and capital notes issued by this entity.

Balance Sheet Classification

AIG's interest in the assets and liabilities of consolidated and unconsolidated VIEs were classified on the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Assets:
Mortgage and other loans receivable	$-	$-	$0.5	$0.5
Available for sale securities*	0.2	0.3	1.1	0.8
Trading securities*	8.1	8.8	11.3	11.1
Other invested assets	3.5	4.3	3.2	3.5
Other asset accounts	5.6	4.2	1.0	2.0

Total	$17.4	$17.6	$17.1	$17.9

Liabilities:
FRBNY commercial paper funding facility	$6.2	$6.8	$-	$-
Other long-term debt	5.6	4.8	0.4	-

Total	$11.8	$11.6	$0.4	$-

*
During the second quarter of 2009, AIGFP's interests in certain VIEs for which it has elected the fair value option, previously reported in the table above as Available for sale securities, were reclassified to Trading securities to conform with the Consolidated Balance Sheet presentation. Prior period amounts were revised to conform to the current period presentation.

    See Notes 9 and 13 to the Consolidated Financial Statements in the 2008 Financial Statements for additional information on VIEs and liabilities connected to trust preferred stock, respectively.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7. Derivatives and Hedge Accounting

    AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP has also transacted in derivatives as a dealer.

    Derivatives are financial arrangements among two or more parties with returns linked to or "derived" from some underlying equity, debt, commodity or other asset, liability, or foreign exchange rate or other index or the occurrence of a specified payment event. Derivative payments may be based on interest rates, exchange rates, prices of certain securities, commodities, or financial or commodity indices or other variables. Derivatives, with the exception of bifurcated embedded derivatives, are reflected at fair value on the Consolidated Balance Sheet in Unrealized gain on swaps, options and forward transactions, at fair value and Unrealized loss on swaps, options and forward contracts, at fair value. Bifurcated embedded derivatives are recorded with the host contract on the Consolidated Balance Sheet.

The following table presents the notional amounts and fair values of AIG's derivative instruments:

At September 30, 2009	Derivative Assets		Derivative Liabilities
(in millions)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts	$10,896	$2,439	$3,630	$376

Total derivatives designated as hedging instruments	10,896	2,439	3,630	376

Derivatives not designated as hedging instruments:
Interest rate contracts	423,128	37,918	388,334	34,447
Foreign exchange contracts	19,461	731	17,295	1,260
Equity contracts	7,827	1,407	9,569	1,466
Commodity contracts	12,347	2,226	12,486	953
Credit contracts	4,013	628	214,104	5,526
Other contracts	37,789	1,089	21,635	1,511

Total derivatives not designated as hedging instruments	504,565	43,999	663,423	45,163

Total derivatives	$515,461	$46,438	$667,053	$45,539

(a)
Notional amount represents a standard of measurement of the volume of derivatives business of AIG. Notional amount is not a quantification of market risk or credit risk and is not recorded on the Consolidated Balance Sheet. Notional amounts generally represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps and certain credit contracts.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

The fair values of derivative assets and liabilities on the Consolidated Balance Sheet were as follows:

At September 30, 2009
(in millions)	Derivative Assets(a)	Derivative Liabilities(b)

AIGFP derivatives	$43,660	$42,612
Non-AIGFP derivatives	2,778	2,927

Total derivatives, gross	46,438	45,539

Counterparty netting(c)	(28,447)	(28,447)
Cash collateral(d)	(7,121)	(10,729)

Total derivatives, net	$10,870	$6,363

(a)
Included in non-AIGFP derivatives are $140 million of bifurcated embedded derivatives of which $137 million and $3 million, respectively, are recorded in Policyholder contract deposits and Bonds available for sale, at fair value.

(b)
Included in non-AIGFP derivatives are $1.1 billion of bifurcated embedded derivatives recorded in Policyholder contract deposits.

(c)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(d)
Represents cash collateral posted and received.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    Beginning in the first quarter of 2009, AIG began using debt instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments in the foreign currency translation adjustment within Accumulated other comprehensive loss. Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign currency translation adjustment and the ineffective portion, if any, is recorded in earnings. If (1) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (2) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. In the three- and nine-month periods ended September 30, 2009, AIG recognized gains of $24 million and losses of $73 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships on the Consolidated Statement of Income (Loss):

(in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Interest rate contracts(a)(b):
Gain (Loss) Recognized in Earnings on Derivative	$527	$57
Gain (Loss) Recognized in Earnings on Hedged Item	(515)	53
Gain (Loss) Recognized in Earnings for Ineffective Portion and Amount Excluded from Effectiveness Testing	11	98

(a)
Gains and losses recognized in earnings on derivatives and hedged items are recorded in Interest expense. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital losses and Other income, respectively.

(b)
Includes $12 million and $104 million, respectively, for the three- and nine-month periods ended September 30, 2009 related to the ineffective portion and $(1) million and $(6) million, respectively, for the three- and nine-month periods ended September 30, 2009 for amounts excluded from effectiveness testing.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships on the Consolidated Statement of Income (Loss):

(in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Interest rate contracts(a):
Gain (Loss) Recognized in OCI on Derivatives and Hedge Items	$12	$84
Gain (Loss) Reclassified from Accumulated OCI into Earnings(b)	21	20
Gain (Loss) Recognized in Earnings on Derivatives for Ineffective Portion	8	7

(a)
Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive loss until earnings are affected by the variability of cash flows in the hedged item. At September 30, 2009, $86 million of the deferred net loss in Accumulated other comprehensive loss is expected to be recognized in earnings during the next 12 months.

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments on the Consolidated Statement of Income (Loss):

	Gains (Losses) Recognized in Earnings*
(in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Interest rate contracts	$(670)	$669
Foreign exchange contracts	138	(998)
Equity contracts	(259)	(53)
Commodity contracts	43	115
Credit contracts	1,348	1,615
Other contracts	2	573

Total	$602	$1,921

*
Represents losses of $708 million and gains of $587 million, respectively, for the three- and nine-month periods ended September 30, 2009 recorded in Net realized capital gains, and gains of $1.3 billion and $1.3 billion, respectively, for the three- and nine-month periods ended September 30, 2009, recorded in Other income.

AIGFP Derivatives

    AIGFP enters into derivative transactions to mitigate risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from its transactions. In most cases, AIGFP did not hedge its exposures related to the credit default swaps it had written. As a dealer, AIGFP structured and entered into derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties' operations or obtain a desired financial exposure.

    AIGFP's derivative transactions involving interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. AIGFP typically became a principal in the exchange of interest payments between the parties and, therefore, is exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity, and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or cash flows based on the underlying commodity, equity securities or indices. Also, they may involve the exchange of notional amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into internal offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $562 million of securities to economically hedge its credit risk.

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

AIGFP Super Senior Credit Default Swaps

    AIGFP entered into credit default swap transactions with the intention of earning revenue on credit exposure. In the majority of AIGFP's credit default swap transactions, AIGFP sold credit protection on a designated portfolio of loans or debt securities. Generally, AIGFP provides such credit protection on a "second loss" basis, meaning that AIGFP would incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeds a specified threshold amount or level of "first losses."

    Typically, the credit risk associated with a designated portfolio of loans or debt securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging generally from a BBB-rated layer to one or more AAA-rated layers. A significant majority of AIGFP transactions that were rated by rating agencies had risk layers or tranches rated AAA at origination and are immediately junior to the threshold level above which AIGFP's payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or debt securities in these transactions is often called the "super senior" risk layer, defined as a layer of credit risk senior to one or more risk layers rated AAA by the credit rating agencies, or if the transaction is not rated, structured to the equivalent thereto.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The net notional amount, fair value of derivative liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class were as follows:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative Liability at
	Net Notional Amount				Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2009(a)(b)	December 31, 2008(a)	September 30, 2009(b)(c)	December 31, 2008(c)
(in millions)					2009(d)	2008(d)	2009(d)	2008(d)

Regulatory Capital:
Corporate loans	$71,749	$125,628	$-	$-	$-	$-	$-	$-
Prime residential mortgages	98,002	107,246	-	-	-	-	-	-
Other(e)	1,953	1,575	31	379	16	(272)	25	(397)

Total	171,704	234,449	31	379	16	(272)	25	(397)

Arbitrage:
Multi-sector CDOs(f)(g)	8,174	12,556	4,510	5,906	332	(6,262)	(761)	(19,868)
Corporate debt/CLOs(h)	22,577	50,495	456	2,554	566	(538)	1,716	(1,308)

Total	30,751	63,051	4,966	8,460	898	(6,800)	955	(21,176)

Mezzanine tranches(i)	3,504	4,701	32	195	45	18	163	(153)

Total	$205,959	$302,201	$5,029	$9,034	$959	$(7,054)	$1,143	$(21,726)

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
During the third quarter of 2009, AIGFP terminated certain super senior CDS transactions with its counterparties with a net notional amount of $2.6 billion, comprised of $247 million in Multi-sector CDO and $2.4 billion in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, a $277 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. AIGFP also extinguished its obligation with respect to a Multi-sector CDO by purchasing the protected CDO security for $496 million, its principal amount outstanding related to this obligation. Upon purchase, the CDO security was included in the available for sale portfolio at fair value.

(c)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(d)
Includes credit valuation adjustment loss of $85 million and gain of $98 million in the three-month periods ended September 30, 2009 and 2008, respectively, and credit valuation adjustment gains of $4 million and $207 million in the nine-month periods ended September 30, 2009 and 2008, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(e)
During the first nine months of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other, given the higher likelihood that it will not be terminated when the regulatory capital benefit expires for the counterparty.

(f)
Includes $6.4 billion and $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2009 and December 31, 2008, respectively.

(g)
During the fourth quarter of 2008, AIGFP terminated the majority of the CDS transactions written on multi-sector CDOs in connection with the ML III transaction.

(h)
Includes $1.5 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs as of both September 30, 2009 and December 31, 2008.

(i)
Net of offsetting purchased CDS of $1.6 billion and $2.0 billion in net notional amount at September 30, 2009 and December 31, 2008, respectively.

    All outstanding CDS transactions for regulatory capital purposes and the majority of the arbitrage portfolio have cash-settled structures in respect of a basket of reference obligations, where AIGFP's payment obligations, other than for posting collateral, may be triggered by payment shortfalls, bankruptcy and certain other events such as write-downs of the value of underlying assets. For the remainder of the CDS transactions in respect of the arbitrage portfolio, AIGFP's payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of September 30, 2009 was 0.6 years for the regulatory capital corporate loan portfolio, 0.4 years for the regulatory capital prime residential mortgage portfolio, 6.0 years for the regulatory capital other portfolio, 4.9 years for the multi-sector CDO arbitrage portfolio and 4.8 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

    A total of $171.7 billion in net notional amount of AIGFP's super senior credit default swap portfolio as of September 30, 2009 represented derivatives written for financial institutions in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as the implementation of Basel II. During the nine-month period ended September 30, 2009, $54.9 billion in net notional amount was terminated or matured. Through October 30, 2009, AIGFP had also received a formal termination notice for an additional $9.5 billion in net notional amount with an effective termination date in 2009.

    The regulatory capital relief CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with a regulatory capital relief transaction only if realized credit losses in respect of the underlying portfolio exceed AIGFP's attachment point.

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

    The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the European residential mortgage and corporate loan referenced portfolios at September 30, 2009 was 13.37 percent and 20.29 percent, respectively. The highest level of realized losses to date in any single residential mortgage and corporate loan pool was 2.31 percent and 0.52 percent, respectively. The corporate loan transactions are each comprised of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally mature within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP's super senior CDS exposure.

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. Further, AIG expects that the counterparties in the remaining regulatory capital CDS transactions will terminate the majority of these transactions with AIGFP within the next six months, which is during the transition period of Basel II. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It is expected that financial institution counterparties will have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they will receive little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, the Basel Committee recently announced that it has agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

Arbitrage Portfolio

    A total of $30.8 billion and $63.1 billion in net notional amount on AIGFP's super senior credit default swaps as of September 30, 2009 and December 31, 2008, respectively, are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

    The outstanding multi-sector CDO CDS portfolio at September 30, 2009 was written on CDO transactions that generally held a concentration of RMBS, CMBS and inner CDO securities. At September 30, 2009, approximately $3.9 billion net notional amount (fair value liability of $2.5 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP's portfolio also included both high grade and mezzanine CDOs.

    The majority of multi-sector CDO CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with such transactions only if realized credit losses in respect of the underlying portfolio exceed AIGFP's attachment point. In the remainder of the portfolio, AIGFP's payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

    Included in the multi-sector CDO portfolio are 2a-7 Puts. Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer's remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par so long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred. At September 30, 2009 and December 31, 2008, 2a-7 Puts with a net notional amount of $1.6 billion and $1.7 billion, respectively, were outstanding.

    Included in these amounts are $238 million in net notional amount subject to 2a-7 Puts that may be exercised in 2009. ML III has agreed for the remainder of 2009 not to sell any multi-sector CDOs in 2009 that are subject to a 2a-7 Put and either not to exercise its put option on such multi-sector CDOs or to simultaneously exercise its par put option with a par purchase of the multi-sector CDO securities. In exchange, AIG Financial Products Corp. agreed to pay to ML III the consideration that it received for providing the put protection. AIG Financial Products Corp. and ML III are working to find a long-term solution for the 2a-7 Put obligations.

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

    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $10.5 billion at September 30, 2009 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

    Due to long-term maturities of the CDS in the arbitrage portfolio, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Collateral

    Most of AIGFP's super senior credit default swaps are subject to collateral posting provisions, which typically are governed by International Swaps and Derivatives Association, Inc. (ISDA) Master Agreements (Master Agreements) and related Credit Support Annexes (CSA). These provisions differ among counterparties and asset classes. AIGFP has received collateral calls from counterparties in respect of certain super senior credit default swaps, of which a large majority relate to multi-sector CDOs. To a lesser extent, AIGFP has also received collateral calls in respect of certain super senior credit default swaps entered into by counterparties for regulatory capital relief purposes and in respect of corporate arbitrage.

    The amount of future collateral posting requirements is a function of AIG's credit ratings, the rating of the reference obligations and any further decline in the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the severe market disruption, lack of observable data and the uncertainty regarding the potential effects on market prices of measures recently undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it may be required to post in the future.

    At September 30, 2009 and December 31, 2008, the amount of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) was $5.0 billion and $8.8 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index, and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long short strategy allowing AIGFP to earn the net spread between CDS they wrote and ones they purchased. At September 30, 2009, the net notional amount of these written CDS contracts was $2.8 billion, with an average credit rating of BBB. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $1.2 billion in net notional amount with identical reference obligations. The net unhedged position of approximately $1.6 billion represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 5.2 years. At September 30, 2009, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $284 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settle) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settle).

    AIGFP wrote these written CDS contracts under Master Agreements. The majority of these Master Agreements include CSA, which provide for collateral postings at various ratings and threshold levels. At September 30, 2009, AIGFP had posted $314 million of collateral under these contracts.

Non-AIGFP Derivatives

    AIG and its subsidiaries (other than AIGFP) also use derivatives and other instruments as part of their financial risk management programs. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with investments in fixed income securities, outstanding medium- and long-term notes, and other interest rate sensitive assets and liabilities. In addition, foreign exchange derivatives (principally cross currency swaps, forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. The derivatives are effective economic hedges of the exposures they are meant to offset.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    The MIP invested in written CDS contracts through an affiliate which then transacts directly with unaffiliated third parties under ISDA agreements. As of September 30, 2009, the notional amount of written CDS contracts was $4.0 billion with an average credit rating of BBB+. The average maturity of the written CDS contracts is 2.6 years as of September 30, 2009. As of September 30, 2009, the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS was $100 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At September 30, 2009, $30.6 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, due to the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, the MIP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit (physical settlement).

Credit Risk-Related Contingent Features

    AIG holds certain credit risk-related contingent features with various counterparties in relation to its derivative transactions that are in a net liability position at September 30, 2009. These features are predominantly limited to additional collateral posting requirements contingent upon downgrade of AIG's credit rating. In addition, AIG attempts to reduce credit risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis.

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that are in a net liability position at September 30, 2009 was approximately $11.2 billion. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2009, was $11.4 billion. See Note 4 to the Consolidated Financial Statements herein.

    It is estimated that as of the close of business on September 30, 2009, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to Baa1 by Moody's Investors Service (Moody's) and BBB+ by Standard & Poor's, a division of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $2.5 billion of corresponding collateral postings and termination payments; a two-notch downgrade to Baa2 by Moody's and BBB by S&P would result in approximately $1.7 billion in additional collateral postings and termination payments; and a three-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $1.2 billion in additional collateral postings and termination payments. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of September 30, 2009. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. The actual termination payments could significantly differ from management's estimates given market conditions at the

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

    See Note 10 to the Consolidated Financial Statements in the 2008 Financial Statements for additional information on derivatives.

8. Total Equity and Earnings (Loss) Per Share

The following table provides a reconciliation of the beginning and ending balances of the components of total equity (excluding the effects of redeemable noncontrolling interests):

(In millions)	Total AIG Shareholders' Equity	Noncontrolling Interest	Total Equity

Nine Months Ended September 30, 2009
Balance, beginning of year	$52,710	$8,095	$60,805
Cumulative effect of change in accounting principle, net of tax	2,478	-	2,478
Net loss	(2,076)	(1,479)	(3,555)
Contributions from noncontrolling interest	-	454	454
Distributions to noncontrolling interest	-	(344)	(344)
Net decrease due to deconsolidation	-	(3,332)	(3,332)
Accumulated other comprehensive income	16,601	360	16,961
Series F preferred stock issued and excess of proceeds over par value	3,041	-	3,041
Other	(42)	71	29

Balance, end of period	$72,712	$3,825	$76,537

Nine Months Ended September 30, 2008
Balance, beginning of year	$95,801	$8,472	$104,273
Cumulative effect of change in accounting principle, net of tax	(1,108)	-	(1,108)
Net income (loss)	(37,630)	37	(37,593)
Dividends	(1,105)	-	(1,105)
Contributions from noncontrolling interest	-	1,396	1,396
Distributions to noncontrolling interest	-	(373)	(373)
Accumulated other comprehensive loss	(14,018)	(245)	(14,263)
Consideration received for preferred stock not yet issued	23,000	-	23,000
Common stock issued and excess of proceeds over par value	7,343	-	7,343
Present value of future contract adjustment payments related to issuance of equity units	(431)	-	(431)
Payments advanced to purchase shares	(1,000)	-	(1,000)
Other	330	(56)	274

Balance, end of period	$71,182	$9,231	$80,413

A rollforward of outstanding shares was as follows:

	Preferred Stock
Nine Months Ended September 30, 2009					Common Stock	Treasury Stock
	Series E	Series F	Series C	Series D

Shares issued, beginning of year	-	-	-	4,000,000	147,401,900	12,918,446
Issuances	-	300,000	100,000	-	-	(144,605)
Shares exchanged	400,000	-	-	(4,000,000)	-	-
Fractional shares, paid in cash in connection with the reverse stock split	-	-	-	-	(24,880)	-

Shares issued, end of period	400,000	300,000	100,000	-	147,377,020	12,773,841

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Preferred Stock

Exchange of AIG Series D Preferred Stock for AIG Series E Preferred Stock

    On April 17, 2009, AIG entered into a Securities Exchange Agreement (the Series E Exchange Agreement) with the Department of the Treasury pursuant to which, among other things, the Department of the Treasury exchanged 4,000,000 shares of AIG's Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series D Preferred Stock), for 400,000 shares of AIG's Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock), with an aggregate liquidation preference of $41,604,576,000, which represented the issuance-date aggregate liquidation preference of the AIG Series D Preferred Stock surrendered plus accumulated but unpaid dividends thereon of $1,604,576,000. The terms of the AIG Series E Preferred Stock are substantially the same as those of the AIG Series D Preferred Stock, except that the dividends are not cumulative and the AIG Series E Preferred Stock is subject to a replacement capital covenant. Concurrently with the exchange of the shares of AIG Series D Preferred Stock for shares of the AIG Series E Preferred Stock, AIG entered into a replacement capital covenant in favor of the holders of a series of AIG debt, pursuant to which AIG agreed that prior to the third anniversary of the issuance of the AIG Series E Preferred Stock, AIG will not redeem or purchase, and no subsidiary of AIG will purchase, all or any part of the AIG Series E Preferred Stock except with the proceeds obtained from the issuance by AIG or any subsidiary of AIG of certain capital securities.

    The Series E Exchange Agreement also permits the Department of the Treasury, under certain circumstances, to exchange the warrant (AIG Series D Warrant) received in connection with the issuance of AIG Series D Preferred Stock for 2,689,938.3 shares of AIG's Series C Perpetual, Convertible, Participating Preferred Stock (the AIG Series C Preferred Stock).

Issuance of AIG Series F Preferred Stock and Entry into $29.835 Billion Department of the Treasury Commitment

    On April 17, 2009, AIG entered into a Securities Purchase Agreement (the Series F Purchase Agreement) with the Department of the Treasury pursuant to which, among other things, AIG issued to the Department of the Treasury (i) 300,000 shares of AIG's Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series F Preferred Stock), and (ii) the warrant (AIG Series F Warrant) to purchase 150 shares of AIG common stock, par value $2.50 per share (AIG Common Stock).

    Pursuant to the Series F Purchase Agreement, the Department of the Treasury has committed for five years to provide immediately available funds in an amount up to $29.835 billion (the Available Amount) so long as:

  •
  AIG is not a debtor in a pending case under Title 11 of the United States Code; and

  •
  the Trust (or any successor entity established for the sole benefit of the United States Treasury) and the Department of the Treasury, in the aggregate, "beneficially own" more than 50 percent of the aggregate voting power of AIG's voting securities.

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

    The Series E Exchange Agreement and the Series F Purchase Agreement restrict AIG's ability to repurchase capital stock and require AIG to continue to maintain policies limiting corporate expenses, lobbying activities and executive compensation.

    The terms of the AIG Series F Preferred Stock are substantially the same as the AIG Series E Preferred Stock, except that the AIG Series F Preferred Stock is not subject to a replacement capital covenant. The liquidation preference of the AIG Series F Preferred Stock was initially $0 per share and will be increased pro rata by the amount of each drawdown of the Department of the Treasury Commitment. On May 13, 2009, AIG drew down on the

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Department of the Treasury Commitment in the amount of approximately $1.15 billion, and on August 13, 2009, AIG drew down approximately $2.06 billion. As a result, the liquidation preference of the AIG Series F Preferred Stock increased to $10,685.04 per share.

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

Series C Perpetual, Convertible, Participating Preferred Stock

    On March 4, 2009, AIG issued 100,000 shares of AIG Series C Preferred Stock to the Trust.

    The Trust currently holds the AIG Series C Preferred Stock for the sole benefit of the United States Treasury. The holders of the AIG Series C Preferred Stock have preferential liquidation rights over the holders of AIG Common Stock and, to the extent permitted by law, vote with the AIG Common Stock on all matters submitted to AIG's shareholders. The AIG Series C Preferred Stock is entitled to (i) a percentage of the voting power of AIG's shareholders entitled to vote on any particular matter and (ii) a percentage of the aggregate dividend rights of the outstanding shares of AIG Common Stock and the AIG Series C Preferred Stock, in each case, on an as converted basis, which percentage, when aggregated with the percentage representing the 2,690,088.3 shares of AIG Common Stock underlying the warrants issued to the Department of the Treasury, any other securities convertible into or exchangeable for AIG Common Stock beneficially owned by the Department of the Treasury and any AIG Common Stock directly owned by the Department of the Treasury, represents approximately 79.8 percent of each of such voting power and total dividends payable. A total of 2,690,088.3 shares of AIG Common Stock underlie the AIG Series D Warrant and the AIG Series F Warrant.

Common Stock

    On June 30, 2009, AIG's shareholders approved a one-for-twenty reverse common stock split, which became effective on that date. All references to common shares and per-share data for all periods presented in this report have been adjusted to give effect to this reverse split. As no change was made to the par value of the common shares, a total of $7.0 billion was reclassified from common stock to additional paid-in capital.

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

    In connection with the issuance of the Series C Preferred Stock discussed above, AIG began applying the two-class method for calculating EPS. The two-class method is an earnings allocation method for computing EPS when a company's capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines EPS based on dividends declared on common stock and participating securities (i.e., distributed earnings) as well as participation rights of participating securities in any undistributed earnings.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The computation of basic and diluted EPS was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data)	2009	2008	2009	2008

Numerator for EPS:
Net income (loss) attributable to AIG	$455	$(24,468)	$(2,076)	$(37,630)
Cumulative dividends on AIG Series D Preferred Stock	-	-	(1,204)	-
Deemed dividend to AIG Series D Preferred Stock exchanged for AIG Series E Preferred Stock	-	-	(91)	-
Undistributed earnings allocated to AIG Series C Preferred Stock	(363)	-	-	-

Net income (loss) attributable to AIG common shareholders	$92	$(24,468)	$(3,371)	$(37,630)

Denominator for EPS:
Weighted average shares outstanding – basic	135,293,841	135,169,101	135,276,345	130,665,862
Dilutive shares*	162,531	-	-	-

Weighted average shares outstanding – diluted	135,456,372	135,169,101	135,276,345	130,665,862

EPS attributable to AIG:
Basic	$0.68	$(181.02)	$(24.92)	$(287.99)
Diluted	$0.68	$(181.02)	$(24.92)	$(287.99)

*
Diluted shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the AIG Series F Warrants. The number of shares excluded from diluted shares outstanding were 12 million and 10 million for the three-month periods ended September 30, 2009 and 2008, respectively, and 12 million and 7 million for the nine-month periods ended September 30, 2009 and 2008, respectively, because the effect would have been anti-dilutive.

9. Ownership and Transactions With Related Parties

    (a) Ownership:    According to the Schedule 13D filed on June 5, 2009 by Maurice R. Greenberg, Edward E. Matthews, Starr International Company, Inc. (Starr International), C.V. Starr & Co. (CV Starr), Inc., Universal Foundation, Inc. (Universal Foundation), The Maurice R. and Corinne P. Greenberg Family Foundation, Inc., Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and C.V. Starr & Co., Inc. Trust. Mr. Greenberg, Mr. Matthews, Starr International, CV Starr and Universal Foundation could be deemed to beneficially own 14,146,455 shares of AIG's common stock at that date. Based on the shares of AIG's common stock outstanding at October 30, 2009, this ownership would represent approximately 10.5 percent of the common stock of AIG. Although these reporting persons may have made filings under Section 16 of the Securities Exchange Act of 1934 (the Exchange Act), reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to June 5, 2009.

    (b) Reinsurance:    Following its deconsolidation, Transatlantic is considered a related party due to AIG's ownership of 13.9 percent of Transatlantic's common stock outstanding. At September 30, 2009, Transatlantic represented AIG's largest third-party reinsurer. Transatlantic's core operating subsidiaries have financial strength ratings of A1 by Moody's and A+ by S&P.

    (c) For discussion of the AIG Series C Preferred Stock and the ownership by the Trust, see Note 8 herein.

10. Commitments, Contingencies and Guarantees

(a) Litigation and Investigations

    Litigation Arising from Operations.    AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG's insurance operations (including UGC), litigation arising from claims settlement activities is generally considered in the establishment of AIG's liability for unpaid claims and claims adjustment expense.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.

    Various federal, state and foreign regulatory and governmental agencies are reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with AIG's liquidity problems and industry-wide and other inquiries including matters relating to compensation paid to AIGFP employees and payments made to AIGFP counterparties. These reviews include ongoing investigations by the U.S. Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) with respect to the valuation of AIGFP's multi-sector CDO super senior credit default swap portfolio under fair value accounting rules and disclosures relating thereto, an investigation by the U.K. Serious Fraud Office and inquiries by the U.K. Financial Services Authority with respect to the U.K. operations of AIGFP. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

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

    Although AIG cannot currently quantify its ultimate liability for the unresolved litigation and investigation matters referred to below, it is possible that such liability could have a material adverse effect on AIG's consolidated financial condition, or its consolidated results of operations or consolidated cash flow for an individual reporting period.

Litigation Relating to AIG's Subprime Exposure and AIGFP's Employee Retention Plan

    Securities Actions — Southern District of New York.    Between May 21, 2008 and January 15, 2009, eight purported securities class action complaints were filed against AIG and certain of its current and former officers and directors, AIG's outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York), alleging claims under the Exchange Act or claims under the Securities Act of 1933 (the Securities Act). On March 20, 2009, the Court consolidated all eight of the purported securities class actions as In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation) and appointed the State of Michigan Retirement Systems as lead plaintiff.

    On May 19, 2009, lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to three shelf registration statements filed on June 12, 2003, June 12, 2007, and May 12, 2008. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG's quarterly and year-end filings, during conference calls and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG's stock. The alleged false and misleading statements relate to, among other things, unrealized market valuation losses on AIGFP's super senior credit default swap portfolio as a result of severe credit market disruption and AIG's securities lending program. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009, defendants filed motions to dismiss the consolidated complaint.

    On February 27, 2009, AIG's former Chairman and Chief Executive Officer, Maurice R. Greenberg, filed a securities action in the Southern District of New York against AIG and certain of its current and former officers and directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act and a state common law fraud claim with respect to his alleged election in December 2007 to receive certain AIG shares from a deferred compensation program, and based generally on the same allegations as in the securities class actions described above. On May 19, 2009, plaintiff Greenberg filed an amended complaint. The amended complaint in the Greenberg litigation asserts the same claims and is based generally on the same factual allegations as the original complaint. On August 5, 2009, defendants filed motions to dismiss the amended complaint. AIG, Greenberg and AIG's former Chief Financial

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Officer Howard I. Smith jointly announced that they had agreed on terms for binding arbitration of various legal disputes between AIG, on the one hand, and Greenberg and Smith, on the other. Under the terms of the agreement (the August 31, 2009 Arbitration Agreement), the parties agreed to consider whether to arbitrate the Greenberg securities litigation referred to above after final decisions have been rendered on defendants' motions to dismiss, and, in the meantime, to stay all other proceedings in the action.

    ERISA Actions — Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain of its executive officers and directors, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. On March 19, 2009, the Court consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II, and appointed interim lead plaintiffs' counsel. On June 26, 2009, lead plaintiffs' counsel filed a consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of the AIG Incentive Savings Plan, American General Agents' and Managers' Plan, and the CommoLoCo Plan (the Plans) during the period June 15, 2007 through the present and whose participant accounts included shares of AIG's common stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to Plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the Plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose unrealized market valuation losses on AIGFP's super senior credit default swap portfolio as a result of severe credit market disruption. On September 18, 2009, defendants filed motions to dismiss the consolidated amended complaint.

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

    On February 11, 2009, the Court approved a stipulation consolidating the derivative litigation filed on August 6, 2008 with the Consolidated 2007 Derivative Litigation, and appointing the Louisiana Municipal Police Employees' Retirement System as lead plaintiff. On June 3, 2009, lead plaintiff filed a consolidated amended complaint asserting claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution and violations of Sections 10(b) and 20(a) of the Exchange Act. The factual allegations are generally the same as those alleged in the Consolidated 2008 Securities Litigation. On August 5 and 16, 2009, defendants filed motions to dismiss the consolidated complaint.

    Derivative and Class Action — Central District of California.    On March 26, 2009, a purported derivative and class action complaint was filed in the United States District Court for the Central District of California purporting to assert claims on behalf of nominal defendant AIG and its shareholders against certain current and former officers and directors of AIG. The claims relate to losses suffered by AIG and its shareholders as a result of AIG's alleged exposure to risks related to the subprime mortgage market in its credit default swap portfolio, and to AIGFP employee retention arrangements. Plaintiffs also allege that defendants misrepresented and omitted material facts during the alleged class period, December 8, 2000 to the present, relating to AIG's consolidated financial condition regarding the true size and scope and the nature of AIG's exposure to risk. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violations of Section 14(e) of the Securities Exchange Act of 1934. On May 15, 2009, defendants moved to stay, dismiss or transfer the action. On June 5, 2009, the Court granted the motion and ordered the action transferred to the Southern District of New York for consolidation with the consolidated federal actions.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Derivative Action — Supreme Court of New York, Nassau County. On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County naming as defendants the then-current directors of AIG and certain former and present senior officers of AIG and its subsidiaries. Plaintiff asserts claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with AIG's public disclosures regarding its exposure to what the complaint describes as the subprime mortgage market. On May 19, 2008, defendants filed a motion to dismiss or to stay the proceedings in light of the pending Consolidated 2007 Derivative Litigation. On March 9, 2009, the Court granted defendants' motion to stay the action.

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

    Derivative Actions — Delaware Court of Chancery. On September 17, 2008, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery naming as defendants certain former and present directors and senior officers of AIG and its subsidiaries. Plaintiff asserts claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets, and mismanagement in connection with AIG's public disclosures regarding its exposure to the subprime lending market. On December 19, 2008, a motion to stay or dismiss the action was filed on behalf of defendants. On July 17, 2009, the Court granted defendants' motion to stay the action.

    On January 15, 2009, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery naming as defendants certain former and present directors of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP, and asserting claims on behalf of nominal defendant AIGFP. As sole shareholder of AIGFP, AIG was also named as a nominal defendant. Plaintiff asserts claims against Joseph Cassano for breach of fiduciary duty and unjust enrichment. The complaint alleges that Cassano was responsible for losses suffered by AIGFP related to its exposure to subprime-backed credit default swaps and collateralized debt obligations and that he concealed these losses for his own benefit. On July 17, 2009, plaintiff filed an amended complaint that asserts the same claims and is based generally on the same factual allegations as the original complaint. On August 5, 2009, the court entered an order staying the action in favor of the Consolidated 2007 Derivative Litigation.

    Derivative Action — Superior Court for the State of California, Los Angeles County. On April 1, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, asserting claims on behalf of nominal defendant AIG against certain officers and directors of AIG. The complaint asserts claims for waste of corporate assets, breach of fiduciary duty, abuse of control, and unjust enrichment and constructive trust in connection with defendants' approval of bonuses and retention payments. On May 29, 2009, defendants moved to stay or dismiss the action in favor of the Consolidated 2007 Derivative Litigation and to quash service of summons due to lack of personal jurisdiction over certain individual defendants. On August 27, 2009, the court granted defendants' motion to stay the action. On September 30, 2009, the plaintiff moved to intervene in the Consolidated 2007 Derivative Litigation.

    Action by the Starr Foundation — Supreme Court of New York. On May 7, 2008, the Starr Foundation filed a complaint in New York State Supreme Court against AIG, AIG's former Chief Executive Officer, Martin Sullivan, and AIG's then Chief Financial Officer, Steven Bensinger, asserting a claim for common law fraud. The complaint alleges that the defendants made materially misleading statements and omissions concerning alleged multi-billion dollar losses in AIG's portfolio of credit default swaps. The complaint asserts that if the Starr Foundation had known the truth about the alleged losses, it would have sold its remaining shares of AIG Common Stock and alleges that the Starr Foundation has suffered damages of at least $300 million. On May 30, 2008, a motion to dismiss the complaint was filed on behalf of defendants. After a hearing, the complaint was dismissed. On December 23, 2008, plaintiff filed a notice of appeal and a decision on the appeal is pending. Under the August 31, 2009 Arbitration Agreement, AIG,

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Greenberg and Smith agreed to consider whether to arbitrate this action after final decisions have been rendered on defendants' motion to dismiss, and, in the meantime, to stay all other proceedings in the action.

    Canadian Securities Class Action — Ontario Superior Court of Justice. On November 13, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported securities fraud class action against AIG, AIGFP, certain of AIG's current and former officers and directors, and the former Chief Executive Officer of AIGFP. If the Court grants the application, a class plaintiff will be permitted to file a statement of claim against AIG. The proposed statement of claim would assert a class period of November 10, 2006 through September 16, 2008 (later amended to March 16, 2006 through September 16, 2008), and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act. On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On June 1, 2009, the applicant filed responding affidavits and an amended draft statement of claim. The factual allegations are generally the same as those alleged in the Consolidated 2008 Securities Litigation.

    Panama Action — Tribunal del Circuito Civil, Panama City, Panama. On February 26, 2009, Starr International Company, Inc. (SICO) sought permission to file a complaint in Panamanian court against AIG. In the complaint, SICO alleges that AIG intentionally concealed from its shareholders, including SICO, its unstable financial situation and risk of losses, which ultimately resulted in losses to the value of SICO's shares of AIG Common Stock. On August 12, 2009, AIG filed a motion to dismiss the complaint and a motion for correction of the complaint. On August 13, 2009, AIG filed a motion on constitutional grounds with the Panama Supreme Court. Under the August 31, 2009 Arbitration Agreement, AIG, Greenberg and Smith agreed to consider whether to arbitrate this action after final decisions have been rendered on defendants' motions to dismiss, and, in the meantime, to stay all other proceedings in the action. On September 14, 2009, the court granted a three-month stay of the action.

    Litigation Matter Relating to AIGFP — On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, "Brookfield") filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At September 30, 2009, the estimated present value of expected future cash flows discounted at LIBOR was $1.2 billion. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that AIG triggered a "bankruptcy event of default" under the swap agreement could, depending on the court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities.

2006 Regulatory Settlements and Related Matters

2006 Regulatory Settlements. In February 2006, AIG reached a resolution of claims and matters under investigation with the DOJ, the SEC, the Office of the New York Attorney General (NYAG) and the New York State Department of Insurance (DOI). AIG recorded an after-tax charge of $1.15 billion relating to these settlements in the fourth quarter of 2005. The settlements resolved investigations conducted by the SEC, NYAG and DOI in connection with the accounting, financial reporting and insurance brokerage practices of AIG and its subsidiaries, as well as claims relating to the underpayment of certain workers' compensation premium taxes and other assessments. These settlements did not, however, resolve investigations by regulators from other states into insurance brokerage practices related to contingent commissions and other broker-related conduct, such as alleged bid rigging. Nor did the settlements resolve any obligations that AIG may have to state guarantee funds in connection with any of these matters.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling approximately $338 million, including interest thereon, are included in other assets at September 30, 2009. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers' compensation.

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

    Also, as part of the settlements, AIG agreed to retain, for a period of three years, an independent consultant to conduct a review that included, among other things, the adequacy of AIG's internal control over financial reporting, the policies, procedures and effectiveness of AIG's regulatory, compliance and legal functions and the remediation plan that AIG has implemented as a result of its own internal review.

    Other Regulatory Settlements. AIG's 2006 regulatory settlements with the SEC, DOJ, NYAG and DOI did not resolve investigations by regulators from other states into insurance brokerage practices. AIG entered into agreements effective January 29, 2008 with the Attorneys General of the States of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia; the Commonwealths of Massachusetts and Pennsylvania; and the District of Columbia; as well as the Florida Department of Financial Services and the Florida Office of Insurance Regulation, relating to their respective industry-wide investigations into producer compensation and insurance placement practices. The settlements call for total payments of $12.5 million to be allocated among the ten jurisdictions representing restitution to state agencies and reimbursement of the costs of the investigation. During the term of the settlement agreements, AIG will continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG will also continue to cooperate with the industry-wide investigations. The agreement with the Texas Attorney General also settles allegations of anticompetitive conduct relating to AIG's relationship with Allied World Assurance Company and includes an additional settlement payment of $500,000 related thereto.

    AIG entered into an agreement effective March 13, 2008 with the Pennsylvania Insurance Department relating to the Department's investigation into the affairs of AIG and certain of its Pennsylvania-domiciled insurance company subsidiaries. The settlement calls for total payments of approximately $13.5 million, of which approximately $4.4 million was paid under previous settlement agreements. During the term of the settlement agreement, AIG will provide annual reinsurance reports, as well as maintain certain producer compensation disclosure and ongoing compliance initiatives.

    NAIC Examination of Workers' Compensation Premium Reporting. During 2006, the Settlement Review Working Group of the National Association of Insurance Commissioners (NAIC), under the direction of the states of Indiana, Minnesota and Rhode Island, began an investigation into AIG's reporting of workers' compensation premiums. In late 2007, the Settlement Review Working Group recommended that a multi-state targeted market conduct examination focusing on workers' compensation insurance be commenced under the direction of the NAIC's Market Analysis Working Group. AIG was informed of the multi-state targeted market conduct examination in January 2008. The lead states in the multi-state examination are Delaware, Florida, Indiana, Massachusetts, Minnesota, New York, Pennsylvania, and Rhode Island. All other states (and the District of Columbia) have agreed to participate in the multi-state examination. To date, the examination has focused on legacy issues related to AIG's writing and reporting of workers' compensation insurance prior to 1996. AIG has also been advised that the examination will focus on current compliance with legal requirements applicable to such business. AIG has been advised by the lead states that to date no determinations have been made with respect to these issues, and AIG cannot predict either the outcome of the investigation or provide any assurance regarding regulatory action that may result from the investigation.

    Securities Action — Southern District of New York. Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG's publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation (General Re), and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used "income smoothing" products and other techniques to inflate its earnings; (3) concealed that it marketed and sold "income smoothing" insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG's former Chief Executive Officer, Maurice R. Greenberg, manipulated AIG's stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the court denied the defendants' motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact discovery is currently ongoing. On February 20, 2008, the lead plaintiff filed a motion for class certification. The motion remains pending.

    Derivative Action — Southern District of New York. Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action (the New York 2004/2005 Derivative Litigation). The complaint in this action contains nearly the same types of allegations made in the securities fraud action described above. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (Ace), General Re, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG's former Chief Executive Officer, Maurice R. Greenberg, and former Chief Financial Officer, Howard I. Smith, of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG's Board of Directors has appointed a special committee of independent directors (Special Committee) to review the matters asserted in the operative consolidated derivative complaint. The court has entered an order staying this action pending resolution of the Delaware 2004/2005 Derivative Litigation discussed below. The court also has entered an order that termination of certain named defendants from the Delaware action applies to this action without further order of the court. On February 26, 2009, the Court dismissed those AIG officer and director defendants against whom the shareholder plaintiffs in the Delaware action had not pursued claims. Under the August 31, 2009 Arbitration Agreement, AIG, Greenberg and Smith agreed to submit all claims of AIG against Greenberg and Smith in the New York 2004/2005 Derivative Litigation to binding arbitration. The arbitration process has commenced and is expected to conclude by March 31, 2010.

    Derivative Actions — Delaware Chancery Court. From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation (the Delaware 2004/2005 Derivative Litigation). The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, as in the New York 2004/2005 Derivative Litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in this action are similar to those alleged in the New York 2004/2005 Derivative Litigation, except that the claims are only under state law. In early 2007, the court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the Special Committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the Special Committee filed a motion to terminate the

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG's complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. On February 12, 2008, the court granted AIG's motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Maurice Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs' portions of the complaint. On February 11, 2009, the court denied the motions to dismiss filed by Maurice Greenberg, Edward Matthews, and Thomas Tizzio; granted the motion to dismiss filed by PwC without prejudice; and granted the motion to dismiss filed by certain former employees of AIG without prejudice for lack of personal jurisdiction. The motions to dismiss filed by the remaining parties are pending. On March 6, 2009, the Court granted an Order of Dismissal, Notice and Order of Voluntary Dismissal and Stipulation and Order of Dismissal to dismiss those individual defendants who were similarly situated to the individuals dismissed by the Court for lack of personal jurisdiction. On March 12, 2009, Defendant Greenberg filed his verified answer to AIG's complaint; cross-claims against Marsh, Ace, General Re, and Thomas Tizzio; and a third-party complaint against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. Defendant Smith has also filed his answer to AIG's complaint, which was amended on July 9, 2009 to add cross-claims against Thomas Tizzio and third-party claims against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. On June 17, 2009, the Court issued an opinion granting the motions to dismiss filed by General Re, Marsh, ACE, and Susan Rivera. On July 13, 2009 and July 17, 2009, the Court entered final judgments in favor of PwC, General Re, Marsh, ACE, and Susan Rivera. Shortly thereafter, the shareholder plaintiffs filed separate appeals: one addressing the dismissal of PwC, and the other addressing the dismissals of ACE, General Re, and Marsh. Their opening briefs were filed on September 24, 2009. Under the August 31, 2009 Arbitration Agreement, AIG, Greenberg and Smith agreed to submit all claims of AIG against Greenberg and Smith in the Delaware 2004/2005 Derivative Litigation to binding arbitration.

    AIG was also named as a defendant in a derivative action in the Delaware Chancery Court brought by shareholders of Marsh. On July 10, 2008, shareholder plaintiffs filed a second consolidated amended complaint, which contains claims against AIG for aiding and abetting a breach of fiduciary duty and contribution and indemnification in connection with alleged bid-rigging and steering practices in the commercial insurance market that are the subject of the Policyholder Antitrust and Racketeering Influenced and Corrupt Organizations Act (RICO) Actions described below. On November 10, 2008, AIG and certain defendants filed motions to dismiss the shareholder plaintiffs' portions of the complaint. On June 17, 2009, the Court dismissed the claims against AIG, Maurice R. Greenberg, and Zachary Carter with prejudice and denied the motions to dismiss filed by the remaining defendants. Final judgment was entered on June 19, 2009. The Court granted a motion by AIG for entry of final judgment under Rule 54(b), and entered final judgment dismissing AIG and Maurice R. Greenberg on September 2, 2009. The shareholder plaintiffs filed their notice of appeal on October 1, 2009. AIG has moved to consolidate the appeal with the appeal of the dismissal of ACE, General Re, and Marsh in the Delaware 2004/2005 Derivative Litigation. The shareholders of Marsh have also moved to stay this appeal pending the decision in the appeal of the dismissal of ACE, General Re, and Marsh in the Delaware 2004/2005 Derivative Litigation.

    Derivative Action — Supreme Court of New York. On February 11, 2009, shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation filed a derivative complaint in the Supreme Court of New York against the individual defendants who moved to dismiss the complaint in the Delaware 2004/2005 Derivative Litigation on personal jurisdiction grounds. The defendants include current and former officers and employees of AIG, Marsh, and General Re; AIG is named as a nominal defendant. The complaint in this action contains similar allegations to those made in the Delaware 2004/2005 Derivative Litigation described above. Discovery in this action is stayed pending the

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

resolution of the claims against AIG in the securities actions described above under Securities Actions — Southern District of New York. Defendants filed motions to dismiss the complaint on May 1 and have completed their briefing. The shareholder plaintiffs have reached an agreement staying discovery as well as any motions to dismiss with the General Re and Marsh defendants pending final adjudication of any claims against those parties in the Delaware 2004/2005 Derivative Litigation.

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

    The plaintiffs in the Commercial Complaint are a group of corporations, individuals and public entities that contracted with the broker defendants for the provision of insurance brokerage services for a variety of insurance needs. The broker defendants are alleged to have placed insurance coverage on the plaintiffs' behalf with a number of insurance companies named as defendants, including AIG subsidiaries. The Commercial Complaint also named various brokers and other insurers as defendants (three of which have since settled). The Commercial Complaint alleges, among other things, that defendants engaged in a widespread conspiracy to allocate customers through bid-rigging and steering practices. Plaintiffs assert that the defendants violated the Sherman Antitrust Act, RICO, and the antitrust laws of 48 states and the District of Columbia, and are liable under common law breach of fiduciary duty and unjust enrichment theories. Plaintiffs seek treble damages plus interest and attorneys' fees as a result of the alleged RICO and Sherman Antitrust Act violations.

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

    The Court in connection with the Commercial Complaint granted (without leave to amend) defendants' motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The court declined to exercise supplemental jurisdiction over the state law claims in the Commercial Complaint and therefore dismissed it in its entirety. On January 14, 2008, the court granted defendants' motion for summary judgment on the ERISA claims in the Employee Benefits Complaint and subsequently dismissed the remaining state law claims without prejudice, thereby dismissing the Employee Benefits Complaint in its entirety. On February 12, 2008, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit with respect to the dismissal of the Employee Benefits Complaint. Plaintiffs previously appealed the dismissal of the Commercial Complaint to the United States Court of Appeals for the Third Circuit on October 10, 2007. Both appeals are fully briefed and oral argument in both appeals was held on April 21, 2009.

    A number of complaints making allegations similar to those in the Multi-district Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-district Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed. The District Court, however, will hold a hearing on December 15, 2009 to decide whether it should suggest to the Judicial Panel on Multi-district Litigation that the remaining pending actions be remanded to their transferor courts. On August 20, 2008, the District Court granted plaintiff's motion to lift the stay in one tag-along

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

matter and suggested that the case be remanded to the transferor court, and on November 26, 2008, the Judicial Panel on Multi-district Litigation issued an order remanding the case to the transferor court. On March 12, 2009, the transferor court held oral argument on the insurer defendants' motion to dismiss and granted that motion from the bench. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the Multi-district Litigation proceeding. These efforts have generally been successful, although discovery has recently commenced in one case pending in New Jersey state court. Plaintiffs in another case pending in Texas state court moved to reopen discovery, and a hearing on that motion was held on April 9, 2008. The court subsequently issued an order deferring a ruling on the motion until a hearing was held on defendants' special exceptions, which was held on April 3, 2009. At the April 3, 2009 hearing, the Court sustained defendants' special exceptions and granted plaintiff leave to replead. The Court also continued the discovery stay. On July 13, 2009, plaintiff filed an amended petition. A hearing on plaintiff's amended petition is scheduled for November 11, 2009. AIG has settled several of the various federal and state actions alleging claims similar to those in the Multi-district Litigation, including a state court action pending in Florida in which discovery had been allowed to proceed.

    Ohio Attorney General Action — Ohio Court of Common Pleas. On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio's antitrust laws. The complaint, which is similar to the Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, and a $500-per-day penalty for each day of conspiratorial conduct. AIG, along with other co-defendants, moved to dismiss the complaint on November 16, 2007. On June 30, 2008, the Court denied defendants' motion to dismiss. On August 18, 2008, defendants filed their answers to the complaint. Discovery is ongoing.

    Actions Relating to Workers' Compensation Premium Reporting — Northern District of Illinois. On May 24, 2007, the National Workers' Compensation Reinsurance Pool (the NWCRP), on behalf of its participant members, filed a lawsuit in the United States District Court for the Northern District of Illinois against AIG with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint alleged claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG's alleged underpayment of these assessments between 1970 and the present and sought damages purportedly in excess of $1 billion. On August 6, 2007, the court denied AIG's motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the court denied AIG's motion to dismiss the complaint. On March 17, 2008, AIG filed an amended answer, counterclaims and third-party claims against the National Council on Compensation Insurance (in its capacity as attorney-in-fact for the NWCRP), the NWCRP, its board members, and certain of the other insurance companies that are members of the NWCRP alleging violations of RICO, as well as claims for conspiracy, fraud, and other state law claims. The counterclaim-defendants and third-party defendants filed motions to dismiss on June 9, 2008. On January 26, 2009, AIG filed a motion to dismiss all claims in the complaint for lack of subject-matter jurisdiction. On February 23, 2009, the Court issued a decision and order sustaining AIG's counterclaims and sustaining, in part, AIG's third-party claims. The Court also dismissed certain of AIG's third-party claims without prejudice. On April 13, 2009, third-party defendant Liberty Mutual filed third-party counterclaims against AIG, certain of its subsidiaries, and former AIG executives. On August 23, 2009, the court granted AIG's motion to dismiss the complaint for lack of standing. On September 25, 2009, AIG filed its First Amended Complaint, reasserting its RICO claims against certain insurance companies that both underreported their workers' compensation premium and served on the NWCRP Board, and repleading its fraud and other state law claims. Defendants' response to the First Amended Complaint was filed on October 30, 2009. On October 8, 2009, Liberty Mutual filed an amended counterclaim against AIG. The amended counterclaim is substantially similar to the complaint initially filed by the NWCRP, but also seeks damages related to non-NWCRP states, guaranty funds, and special assessments, in addition to asserting claims for other violations of state law. The amended counterclaim also removes as defendants the former AIG executives. Discovery is proceeding and fact discovery is currently scheduled to be completed by March 15, 2011.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On April 1, 2009, Safeco Insurance Company of America and Ohio Casualty Insurance Company filed a complaint in the United States District Court for the Northern District of Illinois, on behalf of a purported class of all NWCRP participant members, against AIG and certain of its subsidiaries with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint was styled as an "alternative complaint," should the court grant AIG's motion to dismiss the NWCRP lawsuit for lack of subject-matter jurisdiction. The allegations in the class action complaint are substantially similar to those filed by the NWCRP, but the complaint names former AIG executives as defendants and asserts a RICO claim against those executives. On August 28, 2009, the class action plaintiffs filed an amended complaint, removing the AIG executives as defendants. On October 30, 2009, AIG filed a motion to dismiss the amended complaint. Discovery related to class certification issues has begun and is scheduled to be completed by March 12, 2010. Merits discovery is proceeding and is currently scheduled to be completed by March 15, 2011.

    Action Relating to Workers' Compensation Premium Reporting — District of South Carolina. A purported class action was filed in the United States District Court for the District of South Carolina on January 25, 2008 against AIG and certain of its subsidiaries, on behalf of a class of employers that obtained workers' compensation insurance from AIG companies and allegedly paid inflated premiums as a result of AIG's alleged underreporting of workers' compensation premiums. An amended complaint was filed on March 24, 2008, and AIG filed a motion to dismiss the amended complaint on April 21, 2008. On July 8, 2008, the court granted AIG's motion to dismiss all claims without prejudice and granted plaintiff leave to refile subject to certain conditions. Plaintiffs filed their second amended complaint on July 22, 2008. AIG moved to dismiss the second amended complaint on August 22, 2008. On March 27, 2009, the court granted AIG's motion to dismiss all claims related to pre-2001 policies and all claims against two AIG subsidiaries but denied the motion to dismiss as to claims against AIG and the remaining subsidiaries. The court also granted AIG's motion to strike certain allegations from the complaint, including allegations relating to AIG's alleged underreporting of workers' compensation premiums. Limited discovery related to AIG's filed-rate doctrine defense was conducted and certain legal issues related to that defense have been certified to the South Carolina Supreme Court for determination. However, this action no longer involves allegations of underreporting of workers' compensation premiums and no longer relates to the regulatory settlements and litigation concerning those issues.

    Litigation Relating to SICO. In July 2005 SICO filed a complaint against AIG in the Southern District of New York, claiming that AIG had refused to provide SICO access to certain artwork, and asking the court to order AIG immediately to release the property to SICO. AIG filed an answer denying SICO's allegations and setting forth defenses to SICO's claims. In addition, AIG filed counterclaims asserting breach of contract, unjust enrichment, conversion, breach of fiduciary duty, a constructive trust and declaratory judgment relating to SICO's breach of its commitment to use its AIG shares only for the benefit of AIG and AIG employees. On June 23, 2008, the Court denied in part and granted in part SICO's motion for summary judgment, and on July 31, 2008 the parties submitted a joint pre-trial order. Trial of AIG's claims for breach of fiduciary duty and conversion commenced on June 15, 2009. On July 7, 2009, a jury returned a verdict in SICO's favor on the conversion claim and an advisory verdict in SICO's favor on AIG's breach of fiduciary duty claim. On August 31, 2009, the Court returned a verdict in SICO's favor on AIG's breach of fiduciary duty claim and entered judgment dismissing with prejudice each of AIG's counterclaims. AIG did not appeal.

Litigation Matters Relating to AIG's General Insurance Operations

Caremark. AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and extent of coverage. In addition, the intervenor-plaintiffs originally alleged that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the Lawyer Defendants) were also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty. The complaints filed by the plaintiffs and the intervenor-plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs' assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors' complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The matter was stayed pending appeal to the Alabama Supreme Court. In September 2008, the Alabama Supreme Court affirmed the trial court's dismissal of the Lawyer Defendants. After the case was sent back down to the trial court, the intervenor-plaintiffs retained additional counsel — the law firm of Haskell Slaughter Young & Rediker, LLC (Haskell Slaughter) — and filed an Amended Complaint in Intervention on December 1, 2008. The Amended Complaint in Intervention names only Caremark and AIG and various subsidiaries as defendants and purports to bring claims against all defendants for deceit and conspiracy to deceive. In addition, the Amended Complaint in Intervention purports to bring a claim against AIG and its subsidiaries for aiding and abetting Caremark's alleged deception. The defendants have moved to dismiss the Amended Complaint, and, in the alternative, for a more definite statement. The intervenor-plaintiffs have yet to respond to defendants' motion but have indicated to the court that they intend to remedy any defects in their Amended Complaint by filing another amended complaint. After the appearance of the Haskell Slaughter firm on behalf of the intervenor-plaintiffs, the plaintiffs moved to disqualify all of the lawyers for the intervenor-plaintiffs because, among other things, the Haskell Slaughter firm previously represented Caremark. The intervenor-plaintiffs, in turn, moved to disqualify the lawyers for the plaintiffs in the first-filed action. The trial court heard oral argument on the motions to disqualify on February 6, 2009. On March 2, 2009, both sets of plaintiffs filed motions to withdraw their respective motions to disqualify each other after reaching an agreement among themselves that the Lauriello plaintiffs would act as lead counsel. The McArthur intervenors also moved to withdraw their Amended Complaint in Intervention. The trial court granted all motions to withdraw and ordered the parties to appear on March 26, 2009 for a status conference. Before the conference, the McArthur intervenors purported to dismiss their claims against Lauriello with prejudice pursuant to Ala. R. Civ. P. 41. The defendants argued that such dismissal was improper absent Court approval, but the Court approved the dismissal on April 2, 2009. At a class action scheduling conference held on April 14, 2009, the Court established a schedule for class action discovery that will lead to a hearing on class certification in March 2010. The parties are presently engaged in class discovery.

(b) Commitments

Flight Equipment

    At September 30, 2009, ILFC had committed to purchase 125 new aircraft deliverable from 2009 through 2019, at an estimated aggregate purchase price of $14.0 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

    Included in the 125 new aircraft are 74 Boeing 787 aircraft (B787s), with the first aircraft currently scheduled to be delivered in July 2012, not taking into account recent additional delays in the production of the B787s. ILFC is in discussion with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which ILFC may be eligible. ILFC has signed contracts for 31 of the 74 B787s on order. Under the terms of ILFC's B787 leases, the lessees may be entitled to share in any compensation which ILFC receives from Boeing for late delivery of the aircraft.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Commitments

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.6 billion at September 30, 2009.

    On June 27, 2005, AIG entered into an agreement pursuant to which AIG agreed, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in (c) below under "Benefits Provided by Starr International Company, Inc.").

    During 2008, AIG granted retention awards to employees, which were payable in increments from December 2008 through 2011. At September 30, 2009, remaining amounts payable under these awards totaled $515 million.

(c) Contingencies

Liability for unpaid claims and claims adjustment expense

    Although AIG regularly reviews the adequacy of the established liability for unpaid claims and claims adjustment expense, there can be no assurance that AIG's ultimate liability for unpaid claims and claims adjustment expense will not develop adversely and materially exceed AIG's current liability for unpaid claims and claims adjustment expense. Estimation of ultimate net claims, claims adjustment expenses and liability for unpaid claims and claims adjustment expense is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, directors and officers liability (D&O), professional liability, medical malpractice, workers' compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation, in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.

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

    None of the costs of the various benefits provided under the SICO Plans has been paid by AIG, although AIG has recorded a charge to reported earnings for the deferred compensation amounts paid to AIG employees by SICO, with an offsetting amount credited to additional paid-in capital reflecting amounts considered to be contributed by SICO. The SICO Plans provide that shares currently owned by SICO are set aside by SICO for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of units under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant's voluntary termination of employment with AIG prior to normal retirement age. Under the SICO Plans, SICO's Board of Directors may elect to pay a participant cash in lieu of shares of AIG common stock. Following notification from SICO to participants in the SICO Plans that it will settle specific future awards under the SICO Plans with shares rather than cash, AIG modified its accounting for the SICO Plans from variable to fixed

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

measurement accounting. AIG gave effect to this change in settlement method beginning on December 9, 2005, the date of SICO's notice to participants in the SICO Plans.

(d) Guarantees

  •
  See Note 6 herein for commitments and guarantees associated with VIEs.

  •
  See Note 7 herein for disclosures on derivatives, including AIGFP and MIP written credit default swaps and other derivatives with credit risk-related contingent features.

  •
  See Note 13 herein for additional disclosures on guarantees of outstanding debt.

Subsidiaries

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

Asset Dispositions

    AIG is also subject to financial guarantees and indemnity arrangements in connection with its asset disposition plan. AIG has provided indemnities and guarantees related to certain dispositions that are triggered by, among other things, breaches of representations, warranties or covenants provided by AIG. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. AIG is unable to develop an estimate of the maximum payout under certain of these guarantees and indemnifications. However, AIG believes that it is unlikely it will have to make any material payments under these arrangements, and no significant liabilities related to these arrangements have been recognized in the Consolidated Balance Sheet. See Note 1 herein for additional information on sales of businesses and asset dispositions.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Employee Benefits

The components of the net periodic benefit cost with respect to pensions and other postretirement benefits were as follows:

	Pensions			Postretirement
(in millions)	Non U.S. Plans	U.S. Plans	Total	Non U.S. Plans	U.S. Plans	Total

Three Months Ended September 30, 2009
Components of net periodic benefit cost:
Service cost	$28	$30	$58	$3	$2	$5
Interest cost	15	61	76	-	5	5
Expected return on assets	(8)	(56)	(64)	-	-	-
Amortization of prior service credit	(2)	(1)	(3)	-	-	-
Amortization of net actuarial losses	9	29	38	1	(1)	-
Other	(1)	3	2	-	2	2

Net periodic benefit cost	$41	$66	$107	$4	$8	$12

Three Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$34	$32	$66	$2	$2	$4
Interest cost	16	49	65	1	4	5
Expected return on assets	(11)	(59)	(70)	-	-	-
Amortization of prior service credit	(3)	-	(3)	-	-	-
Amortization of net actuarial losses	15	3	18	-	-	-
Other	(7)	-	(7)	-	-	-

Net periodic benefit cost	$44	$25	$69	$3	$6	$9

Nine Months Ended September 30, 2009
Components of net periodic benefit cost:
Service cost	$88	$110	$198	$8	$7	$15
Interest cost	45	170	215	2	13	15
Expected return on assets	(24)	(170)	(194)	-	-	-
Amortization of prior service credit	(8)	(2)	(10)	-	-	-
Amortization of net actuarial losses	30	76	106	1	-	1
Other	7	3	10	-	(1)	(1)

Net periodic benefit cost	$138	$187	$325	$11	$19	$30

Nine Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$84	$96	$180	$6	$6	$12
Interest cost	44	149	193	3	12	15
Expected return on assets	(34)	(178)	(212)	-	-	-
Amortization of prior service credit	(8)	(1)	(9)	-	-	-
Amortization of net actuarial losses	22	12	34	-	-	-
Other	(5)	-	(5)	-	-	-

Net periodic benefit cost	$103	$78	$181	$9	$18	$27

    In connection with the sale of HSB on March 31, 2009, AIG recognized in income as part of the net gain from the sale, a net settlement gain of $57 million due to the transfer of certain HSB-sponsored pension plans in the first quarter.

    In connection with the closing of the sale of 21st Century Insurance Group on July 1, 2009, AIG remeasured certain of its domestic pension and postretirement plans to determine the curtailment and settlement effects. The

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

assumptions used in the remeasurement were the same as those disclosed in AIG's 2008 Form 10-K except for the discount rate. The discount rate used was 6.25 percent, which was derived from the rounded unadjusted Citigroup Pension Discount Curve at June 30, 2009. The remeasurement resulted in a decrease to Accumulated other comprehensive loss of approximately $133 million and a net loss of approximately $56 million, which was reflected in the loss from the sale of 21st Century. The remeasurement did not have a significant effect on the estimated 2009 expense for the AIG U.S. Retirement Plan.

    In the first nine months of 2009, AIG contributed $567 million to its U.S. and non-U.S. pension plans and expects to contribute approximately an additional $33 million during the remainder of 2009. Such subsequent 2009 contributions will depend, however, on various factors including AIG's liquidity, asset dispositions, market performance and management discretion.

12. Federal Income Taxes

Interim Period Tax Assumptions and Effective Tax Rates

The U.S. federal income tax rate is 35 percent for 2009. Actual tax expense on income (loss) differs from the statutory amount computed by applying the federal income tax rate because of the following adjustments:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
(dollars in millions)	Amount	Percent of Pre-tax Income	Amount	Percent of Pre-tax Income

U.S. federal income tax at statutory rate	$(72)	35.0%	$(1,840)	35.0%
Adjustments:
Valuation allowance	429	(207.5)	234	(4.5)
Effect of foreign operations	(5)	2.2	(55)	1.0
Uncertain tax positions	111	(53.8)	514	(9.8)
Tax exempt interest	(158)	76.4	(524)	10.0
Variable interest entity loss	81	(39.1)	371	(7.1)
Dividends received deduction	(19)	9.4	(90)	1.7
State income taxes	19	(9.3)	60	(1.1)
Investment in subsidiaries	(754)	364.8	(910)	17.3
Other	176	(85.3)	287	(5.4)

Actual income tax expense	$(192)	92.8%	$(1,953)	37.1%

    The effective tax rates on pre-tax losses for the three- and nine-month periods ended September 30, 2009 were 92.8 percent and 37.1 percent, respectively. The effective tax rates were higher than the statutory rate of 35 percent due primarily to tax exempt interest and the change in estimated U.S. tax liability with respect to the potential sale of subsidiaries, partially offset by an increase in the valuation allowance and reserve for uncertain tax positions.

    The effective tax rates on the pre-tax losses for the three- and nine-month periods ended September 30, 2008 were 12.3 percent and 21.5 percent, respectively. The effective tax rates were lower than the statutory rate of 35 percent due primarily to $3.6 billion of deferred tax expense attributable to the potential sale of foreign businesses and a $3.3 billion valuation allowance to reduce tax benefits on capital losses to the amount that AIG believes is more likely than not to be realized.

    AIG is unable to estimate the annual effective tax rate for 2009 due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective tax rate for the interim period is being utilized.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Valuation Allowances on Deferred Tax Assets

    AIG recorded a net deferred tax asset after valuation allowance of $6.8 billion at September 30, 2009 and $11.0 billion at December 31, 2008.

The rollforward of the net deferred tax asset follows:

Nine Months Ended September 30, 2009	Deferred Tax Asset Before Valuation Allowance		Net Deferred Tax Asset
(in billions)		Valuation Allowance

Balance, beginning of year recorded in:
Accumulated deficit	$27.5	$(20.9)	$6.6
Accumulated other comprehensive loss	4.4	-	4.4

Balance, beginning of year	31.9	(20.9)	11.0

Effect of adopting a new other-than-temporary impairment accounting standard recorded in:
Accumulated deficit	(5.2)	2.7	(2.5)
Accumulated other comprehensive loss	5.2	(0.2)	5.0

Total Effect of adopting a new other-than-temporary impairment accounting standard	-	2.5	2.5

Benefit (provision) for the nine months ended September 30, 2009 recorded in: Income tax expense (benefit)	4.3	(0.2)	4.1
Other comprehensive income (loss)	(9.5)	(0.4)	(9.9)

Total benefit (provision) for the nine months ended September 30, 2009	(5.2)	(0.6)	(5.8)

Effect of sales/deconsolidations on:
Accumulated deficit	(0.9)	-	(0.9)
Accumulated other comprehensive loss	-	-	-

Total effect of sales/deconsolidations	(0.9)	-	(0.9)

Balance, end of period recorded in:
Accumulated deficit	25.7	(18.4)	7.3
Accumulated other comprehensive loss	0.1	(0.6)	(0.5)

Balance, end of period	$25.8	$(19.0)	$6.8

    In the second quarter of 2009, AIG reduced its deferred tax asset valuation allowance by $2.5 billion as a result of adopting a new accounting standard. This decrease reflected the reversal of that portion of the allowance pertaining to the other-than-temporary severity impairments reclassified from Accumulated deficit to Accumulated other comprehensive loss.

    For the nine months ended September 30, 2009, the valuation allowance increased by $0.2 billion related to the change in management's estimate of future earnings including the value of businesses to be sold and changes in the divestiture plans, and by a $0.4 billion for certain available for sale fixed maturity securities for which management could no longer assert it had the ability and intent to hold to recovery for tax purposes.

    At September 30, 2009, AIG reported a net deferred tax asset after valuation allowance of $6.8 billion. This asset was net of $3.9 billion of net deferred tax liabilities related to foreign subsidiaries and certain domestic subsidiaries that file separate tax returns and $0.5 billion of deferred tax liabilities on available for sale securities which are evaluated separately. Management determined, based on its assessment of future earnings, principally related to AIG's divestiture plan, that it is more likely than not that the remaining $11.2 billion net deferred tax asset is realizable.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Realization of AIG's net deferred tax asset depends on AIG's ability to consummate the proposed AIA and ALICO transactions and to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred.

    Estimates of future taxable income could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG's consolidated financial condition or its results of operations.

    When making its assessment about the realization of its deferred tax assets at September 30, 2009, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed to date and additional actions expected to be completed, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts. Management has also considered the period during which it expects to receive support from the FRBNY.

    At September 30, 2009, AIG has deferred tax assets related to stock compensation of $211 million. Due to the significant decline in AIG's stock price, these deferred tax assets may not be realizable in the future. The accounting guidance for accounting for share based payments precludes AIG from recognizing an impairment charge on these assets until the related stock awards are exercised, vested or expired. Any charge associated with the deferred tax assets is reported in additional paid-in capital until the pool of previously recognized tax benefits recorded in additional paid-in capital is reduced to zero. Income tax expense would be recognized for any additional charge.

Tax Litigation

    On February 26, 2009, AIG filed a complaint in the United States District Court for the Southern District of New York seeking a refund of approximately $306 million in taxes, interest and penalties paid with respect to its 1997 taxable year. AIG alleges that the IRS improperly disallowed foreign tax credits and that AIG's taxable income should be reduced as a result of AIG's 2005 restatement of its consolidated financial statements.

Accounting for Uncertainty in Income Taxes

    At September 30, 2009 and December 31, 2008, AIG's unrecognized tax benefits, excluding interest and penalties, were $3.8 billion and $3.4 billion, respectively. The increase during the first nine months of 2009 is primarily attributable to foreign tax credits associated with cross border financing transactions. At both September 30, 2009 and December 31, 2008, AIG's unrecognized tax benefits included $0.7 billion related to tax positions the disallowance of which would not affect the effective tax rate. Accordingly, at September 30, 2009 and December 31, 2008, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.1 billion and $2.7 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2009 and December 31, 2008 AIG had accrued $608 million and $426 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

    AIG continually evaluates adjustments proposed by taxing authorities. At September 30, 2009, such proposed adjustments would not have resulted in a material change to AIG's consolidated financial condition, although it is possible that the effect could be material to AIG's consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13. Information Provided in Connection With Outstanding Debt

    The following condensed consolidating financial statements reflect the results of AIG Life Holdings (US), Inc. (AIGLH), formerly known as American General Corporation, a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Eliminations	Consolidated AIG

September 30, 2009
Assets:
Investments(a)	$10,995	$40	$769,906	$(143,015)	$637,926
Loans to subsidiaries(b)	68,485	-	(68,485)	-	-
Cash	112	-	4,845	-	4,957
Investment in consolidated subsidiaries(b)	89,384	30,907	(5,311)	(114,980)	-
Debt issuance costs, including prepaid commitment asset of $12,992	13,280	-	170	-	13,450
Other assets, including current and deferred income taxes	12,845	2,580	172,605	(19)	188,011

Total assets	$195,101	$33,527	$873,730	$(258,014)	$844,344

Liabilities:
Insurance liabilities	$-	$-	$493,818	$(100)	$493,718
Federal Reserve Bank of New York credit facility	41,009	-	-	-	41,009
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	9,607	-	9,607
Other debt	46,777	2,137	215,092	(141,809)	122,197
Other liabilities, including intercompany balances(a)	34,603	4,137	61,109	269	100,118

Total liabilities	122,389	6,274	779,626	(141,640)	766,649

Redeemable noncontrolling interest in partially owned consolidated subsidiaries	-	-	1,159	(1)	1,158

Total AIG shareholders' equity	72,712	27,253	88,496	(115,749)	72,712
Noncontrolling interest	-	-	4,449	(624)	3,825

Total equity	72,712	27,253	92,945	(116,373)	76,537

Total liabilities and equity	$195,101	$33,527	$873,730	$(258,014)	$844,344

December 31, 2008
Assets:
Investments(a)	$16,110	$-	$753,181	$(132,379)	$636,912
Loans to subsidiaries(b)	64,283	-	(64,283)	-	-
Cash	103	-	8,539	-	8,642
Investment in consolidated subsidiaries(b)	65,724	23,256	34,499	(123,479)	-
Debt issuance costs, including prepaid commitment asset of $15,458	15,743	-	172	-	15,915
Other assets	11,707	2,626	184,923	(307)	198,949

Total assets	$173,670	$25,882	$917,031	$(256,165)	$860,418

Liabilities:
Insurance liabilities	$-	$-	$503,171	$(103)	$503,068
Federal Reserve Bank of New York credit facility	40,431	-	-	-	40,431
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	15,105	-	15,105
Other debt	47,928	2,097	219,596	(131,954)	137,667
Other liabilities(a)	32,601	3,063	64,804	953	101,421

Total liabilities	120,960	5,160	802,676	(131,104)	797,692

Redeemable noncontrolling interest in partially owned consolidated subsidiaries	-	-	1,921	-	1,921

Total AIG shareholders' equity	52,710	20,722	103,489	(124,211)	52,710
Noncontrolling interest	-	-	8,945	(850)	8,095

Total equity	52,710	20,722	112,434	(125,061)	60,805

Total liabilities and equity	$173,670	$25,882	$917,031	$(256,165)	$860,418

(a)
Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Eliminations	Consolidated AIG

Three Months Ended September 30, 2009
Operating income (loss)	$(1,806)	$(44)	$1,643	$-	$(207)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	695	176	-	(871)	-
Dividend income from consolidated subsidiaries(a)	811	-	-	(811)	-
Income tax expense (benefit)(b)	(755)	46	517	-	(192)

Net income (loss)	455	86	1,126	(1,682)	(15)
Less: Net loss attributable to noncontrolling interest	-	-	(470)	-	(470)

Net income (loss) attributable to AIG	$455	$86	$1,596	$(1,682)	$455

Three Months Ended September 30, 2008
Operating loss	$(3,250)	$(24)	$(24,911)	$-	$(28,185)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	(17,803)	(7,858)	-	25,661	-
Dividend income from consolidated subsidiaries(a)	881	75	-	(956)	-
Income tax expense (benefit)(b)	4,296	(1)	(7,775)	-	(3,480)

Net loss	(24,468)	(7,806)	(17,136)	24,705	(24,705)
Less: Net income attributable to the noncontrolling interest	-	-	(237)	-	(237)

Net loss attributable to AIG	$(24,468)	$(7,806)	$(16,899)	$24,705	$(24,468)

Nine Months Ended September 30, 2009
Operating income (loss)	$(5,405)	$(112)	$261	$-	$(5,256)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	64	(710)	-	646	-
Dividend income from consolidated subsidiaries(a)	1,331	169	-	(1,500)	-
Income tax expense (benefit)(b)	(1,934)	27	(46)	-	(1,953)

Net income (loss)	(2,076)	(680)	307	(854)	(3,303)
Less: Net loss attributable to noncontrolling interest	-	-	(1,227)	-	(1,227)

Net income (loss) attributable to AIG	$(2,076)	$(680)	$1,534	$(854)	$(2,076)

Nine Months Ended September 30, 2008
Operating loss	$(4,135)	$(65)	$(44,005)	$-	$(48,205)
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	(31,721)	(10,833)	-	42,554	-
Dividend income from consolidated subsidiaries(a)	2,354	75	-	(2,429)	-
Income tax expense (benefit)(b)	4,128	(8)	(14,494)	-	(10,374)

Net loss	(37,630)	(10,815)	(29,511)	40,125	(37,831)
Less: Net income attributable to the noncontrolling interest	-	-	(201)	-	(201)

Net loss attributable to AIG	$(37,630)	$(10,815)	$(29,310)	$40,125	$(37,630)

(a)
Eliminated in consolidation.

(b)
The net tax benefit recorded with respect to AIG parent includes increases in the valuation allowance of $429 million, and $234 million for the three- and nine-month periods ended September 30, 2009, respectively. The increase in valuation allowance is mainly attributable to book and tax basis differences of AIG Parent's investment in subsidiaries. See Note 12 for additional information.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2009
Net cash (used in) provided by operating activities	$286	$(113)	$11,801	$11,974

Cash flows from investing activities:
Invested assets disposed	1,345	-	94,654	95,999
Invested assets acquired	(235)	-	(82,731)	(82,966)
Sales of divested businesses, net	857	169	3,632	4,658
Loans to subsidiaries – net	(2,200)	-	2,200	-
Other	(2,003)	(2,350)	(4,189)	(8,542)

Net cash (used in) provided by investing activities	(2,236)	(2,181)	13,566	9,149

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	20,000	-	-	20,000
Repayment of Federal Reserve Bank of New York credit facility borrowings	(21,000)	-	-	(21,000)
Issuance of long-term debt	-	-	4,059	4,059
Repayments of long-term debt	(1,880)	-	(13,724)	(15,604)
Intercompany loan – net	1,655	1,094	(2,749)	-
Proceeds from drawdown on the Department of the Treasury
Commitment	3,206	-	-	3,206
Other	(22)	1,200	(16,842)	(15,664)

Net cash (used in) provided by financing activities	1,959	2,294	(29,256)	(25,003)

Effect of exchange rate changes on cash	-	-	195	195

Change in cash	9	-	(3,694)	(3,685)
Cash at beginning of period	103	-	8,539	8,642

Cash at end of period	$112	$-	$4,845	$4,957

Nine Months Ended September 30, 2008
Net cash (used in) provided by operating activities	$1,986	$(210)	$(888)	$888

Cash flows from investing:
Invested assets disposed	685	-	119,300	119,985
Invested assets acquired	(3,925)	-	(136,156)	(140,081)
Loans to subsidiaries – net	(74,961)	-	74,961	-
Other	(1,759)	(16)	13,925	12,150

Net cash (used in) provided by investing activities	(79,960)	(16)	72,030	(7,946)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	61,000	-	-	61,000
Issuance of long-term debt	21,586	-	89,972	111,558
Repayments of long-term debt	(4,771)	-	(109,280)	(114,051)
Proceeds from common stock issued	7,343	-	-	7,343
Payments advanced to purchase shares	(1,000)	-	-	(1,000)
Cash dividends paid to shareholders	(1,629)	-	-	(1,629)
Other	(3,379)	226	(36,729)	(39,882)

Net cash (used in) provided by financing activities	79,150	226	(56,037)	23,339

Effect of exchange rate changes on cash	-	-	5	5

Change in cash	1,176	-	15,110	16,286
Cash at beginning of period	84	-	2,200	2,284

Cash at end of period	$1,260	$-	$17,310	$18,570

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplementary disclosure of cash flow information:

	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the nine months ended September 30, 2009 for:
Interest:
Third party	$(1,972)	$(146)	$(2,219)	$(4,337)
Intercompany	$-	$(147)	$147	$-
Taxes:
Income tax authorities	$1,143	$-	$(1,162)	$(19)
Intercompany	$378	$(12)	$(366)	$-

Cash (paid) received during the nine months ended September 30, 2008 for:
Interest:
Third party	$(1,301)	$(154)	$(3,498)	$(4,953)
Intercompany	$(2)	$(83)	$85	$-
Taxes:
Income tax authorities	$1,305	$-	$(1,867)	$(562)
Intercompany	$(1,396)	$-	$1,396	$-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Nine Months Ended September 30, (in millions)	2009	2008

Intercompany non-cash financing/investing activities:
Settlement of repurchase agreement with loan receivable	$-	$3,160
Capital contributions in the form of bonds	$2,698	$3,160
Capital contributions to subsidiaries through forgiveness of loans	$287	$11,350
Other capital contributions in the form of forgiveness of payables and contribution of assets – net	$1,900	$-

AIGLH supplementary disclosure of non-cash activities:

Nine Months Ended September 30, (in millions)	2009	2008

Intercompany non-cash financing/investing activities:
Loans receivable forgiven through capital contributions	$-	$13,000
Other capital contributions in the form of forgiveness of payables and contribution of assets – net	$-	$1,380

    During the third quarter of 2009, AIG made certain revisions to the American International Group, Inc. (as Guarantor) Condensed Statement of Cash Flows, primarily relating to the effect of reclassifying dividend income received from consolidated subsidiaries. Accordingly, AIG revised the previous period presented to conform to the revised presentation. There was no effect on the Consolidated Statement of Cash Flows or ending cash balances.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The revisions and their effect on the American International Group, Inc. (as Guarantor) Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2008 were as follows:

(in millions)	Originally Reported September 30, 2008	Revisions	As Revised

Cash flows provided by (used in) operating activities	$(238)	$2,224	$1,986

Cash flows provided by (used in) investing activities	(77,736)	(2,224)	(79,960)

Cash flows provided by (used in) financing activities	79,150	-	79,150

    During the third quarter of 2009, AIG made certain revisions to the AIGLH Condensed Statement of Cash Flows, primarily relating to revisions for the presentation of capital contributions by AIGLH. Accordingly, AIG revised the previous period presented to conform to the revised presentation. There was no effect on the Consolidated Statement of Cash Flows or ending cash balances.

The revisions and their effect on the AIGLH Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2008 were as follows:

(in millions)	Originally Reported September 30, 2008	Revisions	As Revised

Cash flows provided by (used in) operating activities	$179	$(389)	$(210)

Cash flows provided by (used in) investing activities	(180)	164	(16)

Cash flows provided by (used in) financing activities	-	226	226

14. Subsequent Events

    On October 12, 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan Life Insurance Company, Ltd. (Nan Shan) for approximately $2.15 billion to a consortium. As a result of this transaction, AIG expects to meet the criteria in the fourth quarter of 2009 for "held-for-sale" accounting with respect to Nan Shan and recognize a loss presently estimated to be $1.4 billion net of taxes in that quarter. As of September 30, 2009, Nan Shan's total assets were approximately $51.5 billion, comprised substantially of cash and investments, and total liabilities were approximately $44.9 billion, comprised principally of future policy benefits for life and accident and health insurance contracts.

    AIG analyzed its assets and liabilities, including its deferred acquisition costs and the adequacy of its insurance liabilities as of September 30, 2009, before Nan Shan met the criteria to be classified as held for sale, and concluded that no impairment of assets or recognition of additional liabilities was necessary.

American International Group, Inc., and Subsidiaries

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is designed to provide the reader a narrative with respect to American International Group, Inc.'s (AIG's) operations, financial condition and liquidity and certain other significant matters.

Cautionary Statement Regarding Forward-Looking Information

    This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG's officers and representatives may from time to time make, projections and statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections and statements may address, among other things:

  •
  the outcome of the completed and proposed transactions with the Federal Reserve Bank of New York (FRBNY) and the United States Department of the Treasury (Department of the Treasury);

  •
  the number, size, terms, cost, proceeds and timing of dispositions and their potential effect on AIG's businesses, financial condition, results of operations, cash flows and liquidity (and AIG at any time and from time to time may change its plans with respect to the sale of one or more businesses);

  •
  AIG's exposures to subprime mortgages, monoline insurers and the residential and commercial real estate markets;

  •
  the separation of AIG's businesses from AIG parent company;

  •
  AIG's ability to retain and motivate its employees; and

  •
  AIG's strategy for customer retention, growth, product development, market position, financial results and reserves.

American International Group, Inc., and Subsidiaries

    It is possible that AIG's actual results and financial condition will differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG's actual results to differ, possibly materially, from those in the specific projections and statements include:

  •
  a failure of the completed transactions with the FRBNY or the Department of the Treasury to achieve their desired objectives;

  •
  a failure to complete the proposed transactions with the FRBNY;

  •
  developments in global credit markets; and

  •
  such other factors as discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, in Part II, Item 1A. Risk Factors of AIG's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2008.

    AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

    In addition to reviewing AIG's results for the three- and nine-month periods ended September 30, 2009, this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) supplements and updates the information and discussion included in the Annual Report on Form 10-K of AIG for the year ended December 31, 2008, including the Form 10-K/A (Amendment No. 1) filed on April 30, 2009 (the 2008 Form 10-K), and the revised financial information reflecting the adoption of the accounting standard related to noncontrolling interests in consolidated financial statements, included in AIG's Current Report on Form 8-K filed on June 29, 2009 (collectively, the 2008 Financial Statements), to reflect developments in or affecting AIG's business to date during 2009.

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

    AIG's subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. AIG's Financial Services businesses include commercial aircraft and equipment leasing, capital markets operations and consumer finance, both in the United States and abroad. AIG also provides asset management services to institutions and individuals.

Consideration of AIG's Ability to Continue as a Going Concern

    In the 2008 Form 10-K, management disclosed the conditions and events that led management to conclude that AIG would have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months. At that time, the United States government issued the following statement referring to the March 2009 agreements in principle and other transactions they expected to

American International Group, Inc., and Subsidiaries

undertake with AIG (many of which were subsequently undertaken) to strengthen its capital position, enhance its liquidity, reduce its borrowing costs and facilitate AIG's asset disposition program.

    "The steps announced today provide tangible evidence of the U.S. government's commitment to the orderly restructuring of AIG over time in the face of continuing market dislocations and economic deterioration. Orderly restructuring is essential to AIG's repayment of the support it has received from U.S. taxpayers and to preserving financial stability. The U.S. government is committed to continuing to work with AIG to maintain its ability to meet its obligations as they come due."

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

  •
  AIG's liquidity-related actions and plans to stabilize its businesses and repay the debt outstanding under the facility (the FRBNY Facility) provided by the FRBNY under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY;

  •
  The level of AIG's realized and unrealized losses and the negative impact of these losses in shareholders' equity and on the capital levels of AIG's insurance subsidiaries;

  •
  The substantial resolution of the liquidity issues surrounding the multi-sector super senior credit default swap portfolio of AIG Financial Products Corp. and AIG Trading Group, Inc. and their respective subsidiaries (collectively, AIGFP) and the U.S. securities lending program;

  •
  The additional capital provided or committed through the AIG Series F Preferred Stock to AIG by the Department of the Treasury;

  •
  The proposed transactions contemplated by the Purchase Agreement, dated as of June 25, 2009, among AIG, American International Reinsurance Company, Limited (AIRCO) and the FRBNY (the AIA Purchase Agreement) and the Purchase Agreement, dated as of June 25, 2009, between AIG and the FRBNY (the ALICO Purchase Agreement);

  •
  The planned sales of significant subsidiaries;

  •
  The continuing liquidity issues in certain of AIG's businesses and AIG's actions to address such issues; and

  •
  The substantial risks to which AIG is subject.

    See Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-K, Notes 1 and 8 to the Consolidated Financial Statements and the discussion below for further details on these items.

    In considering these items, management made significant judgments and estimates with respect to the potentially adverse financial and liquidity effects of AIG's risks and uncertainties. Management also assessed other items and risks arising in AIG's businesses and made reasonable judgments and estimates with respect thereto. After consideration, management believes that it will have adequate liquidity to finance and operate AIG's businesses and continue as a going concern for at least the next twelve months.

    It is possible that the actual outcome of one or more of management's plans could be materially different or that one or more of management's significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect or that the proposed transactions discussed below are not consummated. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due. If additional support is not available in such circumstances, there could be substantial doubt about AIG's ability to operate as a going concern.

American International Group, Inc., and Subsidiaries

Capital Resources and Liquidity

Liquidity

    At October 28, 2009, AIG had outstanding net borrowings under the FRBNY Facility of $41.7 billion, with a remaining borrowing capacity of $18.3 billion, and accrued compounding interest and fees of $5.2 billion. Net borrowings increased $5.9 billion from September 30, 2009 primarily due to AIG's secured loan of $2 billion to International Lease Finance Corporation (ILFC) that permitted ILFC to repay a maturing bank facility, and the repayment of approximately $4.9 billion in commercial paper maturities under the CPFF, which had the effect of unencumbering certain assets securing such commercial paper. The remaining amount outstanding under the CPFF after the October 2009 repayments is approximately $5.8 billion, which includes $2.0 billion for AIG Funding, Inc. (AIG Funding), $2.7 billion for Curzon Funding LLC, and $1.1 billion for Nightingale Finance LLC. In January 2010, AIG will assess whether to borrow additional funds under the FRBNY Facility in order to repay the remaining amounts outstanding under the CPFF, taking into account availability of other sources of funding.

    The net borrowing amounts shown at September 30, 2009 and October 28, 2009 were reduced by approximately $1.6 billion drawn under the Department of the Treasury Commitment, but which had not yet been utilized, and are more fully described in the summary of drawdown activity under the Department of the Treasury Commitment shown below. In addition, the net borrowings as of these dates were further reduced by $1.6 billion due to loans to AIG from AGF. AIG expects that these loans will be repaid to support AGF's liquidity as needed.

Net borrowings outstanding and remaining available amount that can be borrowed under the FRBNY Facility were as follows:

	Inception Through
(in millions)	December 31, 2008	September 30, 2009	Increase (Decrease)

Net borrowings:
Loans to AIGFP for collateral postings, GIA and other debt maturities	$46,997	$49,347	$2,350
AIGFP repayments to AIG	(4,093)	(8,441)	(4,348)
Capital contributions and loans to insurance companies(a)	20,850	23,245	2,395
Repayment of obligations to securities lending program	3,160	3,160	-
Repayment of intercompany loans	1,528	1,528	-
Contributions to AIGCFG subsidiaries(b)	1,672	1,242	(430)
Loans to ILFC	-	1,700	1,700
Debt payments	2,109	3,760	1,651
Funding of equity interest in ML III	5,000	5,000	-
Repayment from the proceeds of the issuance of Series D Preferred Stock and common stock warrant	(40,000)	(40,000)	-
Other(c)	(423)	(4,741)	(4,318)

Net borrowings	36,800	35,800	(1,000)

Total FRBNY Facility	60,000	60,000	-

Remaining available amount	23,200	24,200	1,000

Net borrowings	36,800	35,800	(1,000)
Accrued compounding interest and fees(d)	3,631	5,209	1,578

Total balance outstanding	$40,431	$41,009	$578

(a)
Includes securities lending activities.

(b)
Includes repayments and sales of subsidiaries.

(c)
Includes repayments with proceeds from the CPFF, tax refunds, loans to AIG from AGF discussed above and drawdowns under the Department of the Treasury Commitment, which had not yet been utilized.

(d)
Excludes interest payable of $8 million and $5 million at December 31, 2008 and September 30, 2009, respectively, which was included in Other liabilities.

American International Group, Inc., and Subsidiaries

    On April 17, 2009, AIG entered into a Securities Purchase Agreement with the Department of the Treasury, pursuant to which the Department of the Treasury will provide an amount up to $29.835 billion (the Department of the Treasury Commitment) in exchange for increases in the liquidation preference of AIG's Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the AIG Series F Preferred Stock), so long as (i) AIG is not a debtor in a pending case under Title 11 of the United States Code; and (ii) the AIG Credit Facility Trust, a trust established for the sole benefit of the United States Treasury (Trust) (or any successor entity established for the sole benefit of the United States Treasury) and the Department of the Treasury, in the aggregate, "beneficially own" more than 50 percent of the aggregate voting power of AIG's voting securities. Upon drawings under this commitment, the liquidation preference of the AIG Series F Preferred Stock increases proportionately.

A summary of drawdown activity and available amount under the Department of the Treasury Commitment were as follows:

(in millions)	Inception Through September 30, 2009

Drawdown No.1 on May 13, 2009(a)	$1,150
Drawdown No.2 on August 13, 2009(b)	2,056

Total drawdowns	3,206

Original availability under commitment	29,835
Less: Total drawdowns	(3,206)

Remaining available amount at September 30, 2009	$26,629

(a)
Represents a capital contribution to Domestic Life & Retirement Services companies.

(b)
Represents UGC related restructuring transactions and a pending intercompany purchase of ILFC common shares. As of October 28, 2009, approximately $1.6 billion of the $2.056 billion received by AIG was temporarily utilized to repay the FRBNY Facility.

    On November 6, 2009, AIG delivered a notice of an additional drawdown of approximately $2.1 billion under the Department of the Treasury Commitment related primarily to the intercompany purchase of ILFC common shares. AIG expects to receive the funds on November 13, 2009.

    Additional details regarding liquidity sources are included in Liquidity of Parent and Subsidiaries below.

Transactions Proposed to be Completed with the FRBNY

AIA Purchase Agreement

    On June 25, 2009, AIG and AIRCO entered into the AIA Purchase Agreement with the FRBNY pursuant to which the FRBNY will purchase preferred equity interests in a newly formed special purpose vehicle in exchange for a reduction in the outstanding balance of the FRBNY Facility and the maximum amount available to be borrowed thereunder equal to the liquidation preference of the preferred equity, which will be $16 billion, provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction.

ALICO Purchase Agreement

    On June 25, 2009, AIG entered into the ALICO Purchase Agreement with the FRBNY pursuant to which the FRBNY will purchase preferred equity interests in a newly formed special purpose vehicle in exchange for a reduction in the outstanding balance of the FRBNY Facility and the maximum amount available to be borrowed thereunder equal to the liquidation preference of the preferred equity, which will be $9 billion, provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction.

Amortization of Prepaid Commitment Asset

    Any permanent reduction in the FRBNY Facility will result in accelerated amortization of a portion of the prepaid commitment asset. Therefore, AIG anticipates that the consummation of each of the AIA Purchase Agreement and

American International Group, Inc., and Subsidiaries

the ALICO Purchase Agreement will result in accelerated amortization of the prepaid commitment asset at the time that the senior interests are transferred to the FRBNY, currently expected to occur in the fourth quarter of 2009. Acceleration of the amortization will result in a pre-tax charge to earnings which AIG expects to aggregate to approximately $5 billion.

Life Insurance Securitizations

    On March 2, 2009, AIG and the Board of Governors of the Federal Reserve System announced their intent to enter into transactions pursuant to which the FRBNY will purchase embedded value securitization notes issued by newly-formed SPVs to be repaid with the net cash flows from designated blocks of existing life insurance policies. The proceeds of the notes would be applied in settlement of a portion of the outstanding balance of the FRBNY Facility and would reduce the maximum amount to be borrowed under the FRBNY Facility (provided the maximum amount available thereunder will not be less than $25 billion as a result of such reduction). The amount of the FRBNY Facility reduction will be based on the proceeds received and will also result in accelerated amortization of a portion of the prepaid commitment asset. The SPVs are expected to be consolidated by AIG.

    See Note 1 to the Consolidated Financial Statements for further information on these transactions and Note 8 to the Consolidated Financial Statements for information on additional transactions completed in 2009.

AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due

Future Cash Requirements

    AIG expects that the repayment of future debt maturities will represent its primary use of financing cash flows.

The following table shows the maturing debt of AIG and its subsidiaries for the next four quarters:

(in millions)	Fourth Quarter 2009	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Total

AIG	$1,000	$888	$-	$500	$2,388
AIG MIP	-	500	-	933	1,433
AIGFP	1,580	915	385	275	3,155
ILFC	3,049	738	1,476	2,070	7,333
AGF(a)(b)	1,661	723	589	5,192	8,165
Other subsidiaries	353	56	224	78	711

Total	$7,643	$3,820	$2,674	$9,048	$23,185

(a)
American General Finance, Inc.

(b)
On July 9, 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on its 364-Day Syndicated Facility into one-year term loans. AIG has provided a capital support agreement for the benefit of the lenders of these termed-out loans, which must be repaid by July 9, 2010.

    Debt maturities for the Matched Investment Program (MIP) are expected to be funded through cash flows generated from invested assets (principal and interest) as well as the sale or financing of the asset portfolios in the program. Approximately $2.3 billion of AIGFP's debt maturities through September 30, 2010 are fully collateralized with assets backing the corresponding liabilities.

    In addition to these cash requirements, at October 28, 2009, AIG affiliates had $5.8 billion of commercial paper outstanding under the CPFF, all of which matures in January 2010, including $2.0 billion issued by AIG Funding. AIG Funding intends to repay this maturing commercial paper in January 2010, which could lead to an increase in borrowings under the FRBNY Facility.

    AIG expects to meet these obligations primarily through the cash flows from, and the disposition of, assets supporting these obligations as well as through borrowings from the FRBNY Facility. In addition, AIG also expects to

American International Group, Inc., and Subsidiaries

collect dividends, distributions and other payments from certain subsidiaries to fund payments on its obligations. Additional liquidity is also available under the Department of Treasury Commitment.

    In the first nine months of 2009, AIG made capital contributions of $2.4 billion to certain of its Domestic Life Insurance & Retirement Services companies. Approximately $1.2 billion of this amount was funded through drawdowns under the Department of the Treasury Commitment. If a substantial portion of the Domestic Life Insurance & Retirement Services bond portfolio diminishes significantly in value or suffers adverse credit events, AIG may need to provide additional capital support for these operations.

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

    AIG also made a $600 million capital contribution to AGF (through AIG Capital Corporation) during the first nine months of 2009, and AGF loaned $1.6 billion to AIG parent under demand notes.

    AIG has developed certain plans (described below), some of which have already been implemented, to provide stability to its businesses and to provide for the timely repayment of the FRBNY Facility; other plans are still being formulated.

Asset Disposition Plan

    Since September 2008, AIG has been working to execute an orderly asset disposition plan, protect and enhance the value of its key businesses, and position these franchises for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in its liquidity and capital, and expects to accomplish this over a longer time frame than originally contemplated.

Sales of Businesses and Specific Asset Dispositions

Sales of Businesses

    Dispositions of certain businesses will be subject to regulatory approval. Proceeds from these dispositions, to the extent they do not represent capital of AIG's insurance subsidiaries required for regulatory or ratings purposes, are contractually required to be applied toward the repayment of the FRBNY Facility as mandatory prepayments.

    During the first nine months of 2009 and through October 30, 2009, AIG entered into agreements to sell or completed the sale of operations and assets, excluding AIGFP assets, that had aggregate assets and liabilities with carrying values of $86.3 billion and $69.2 billion, respectively, at September 30, 2009 or the date of sale or in the case of Transatlantic, deconsolidation. These transactions are expected to generate approximately $5.6 billion of aggregate net cash proceeds that will be available to repay outstanding borrowings and reduce the amount of the FRBNY Facility, after taking into account taxes, transaction expenses, settlement of intercompany loan facilities, and capital required to be retained for regulatory or ratings purposes. Gains and losses recorded in connection with the dispositions of businesses include estimates that are subject to subsequent adjustment. Based on the transactions thus far, AIG does not believe that such adjustments will be material to future results of operations or cash flows.

    These transactions included the following:

  •
  On May 28, 2009, AIG completed the sale of its headquarters building in Tokyo for approximately $1.2 billion in cash. Due to AIG's continued involvement as a lessee, primarily in the form of a lease deposit, through 2011, the sale is accounted for as a financing arrangement with any gain deferred until the expiration of AIG's lease in early 2011.

  •
  On June 10, 2009, AIG closed a public offering of 29.9 million shares of Transatlantic common stock owned by AIG for aggregate proceeds of $1.1 billion. At the close of the public offering, AIG retained 13.9 percent of Transatlantic's outstanding shares of common stock. As a result, AIG deconsolidated Transatlantic, which resulted in a $1.4 billion reduction in Noncontrolling interest, a component of Total equity.

American International Group, Inc., and Subsidiaries

  •
  On July 1, 2009, AIG closed the sale of its U.S. auto insurance business, 21st Century Insurance Group (21st Century). This operation had total assets and liabilities with carrying values of $5.7 billion and $3.4 billion, respectively, at June 30, 2009. Aggregate proceeds from the sale of this business, including proceeds applied to repay intercompany loan facilities, were $1.9 billion.

  •
  On July 28, 2009, AIG completed the sale of a majority of the U.S. life insurance premium finance business of AIG Credit Corp. and A.I. Credit Consumer Discount Company (A.I. Credit), with a carrying value of $941.3 million at that date, for $680 million in cash, including $230 million held in escrow, and an additional $61.2 million if future certain conditions are met.

  •
  On September 5, 2009, AIG entered into an agreement to sell its investment advisory and third party institutional asset management business for total consideration consisting of a cash payment determined at closing based on the net assets of the business being sold plus additional future contingent consideration and a continued share of carried interest.

Sale of Nan Shan

    On October 12, 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan Life Insurance Company, Ltd. (Nan Shan) for approximately $2.15 billion to a consortium. As a result of this transaction, AIG expects to meet the criteria in the fourth quarter of 2009 for "held-for-sale" accounting with respect to Nan Shan and recognize a loss presently estimated to be $1.4 billion net of taxes in that quarter. AIG analyzed its assets and liabilities, including its deferred acquisition costs and the adequacy of its insurance liabilities as of September 30, 2009, before Nan Shan met the criteria to be classified as held for sale, and concluded that no impairment of assets or recognition of additional liabilities was necessary.

AGF Portfolio Sales and Securitization Transaction

    During the first nine months of 2009, AGF received proceeds of $1.7 billion from real estate loan portfolio sales. In addition, on July 30, 2009, AGF issued mortgage-backed certificates in a private securitization transaction of certain AGF real estate loans and received initial cash proceeds of $967 million.

AIGFP Wind-down

    AIGFP is engaged in a multi-step process of unwinding its businesses and portfolios. In connection with that process, certain assets have been sold, or are under contract to be sold. The proceeds from these sales will be used to fund AIGFP's wind-down and are not included in the amounts described above under Sales of Businesses. The FRBNY has waived the requirement under the FRBNY Credit Agreement that the proceeds of these specific pending sales be applied as a mandatory prepayment under the FRBNY Facility, which would result in a permanent reduction of the FRBNY's commitment to lend to AIG. Instead, the FRBNY has given AIGFP permission to retain the proceeds of these completed sales, and has required that such proceeds received from certain future sales be used to voluntarily prepay the FRBNY Facility, with the amounts prepaid available for future reborrowing subject to the terms of the FRBNY Facility. AIGFP is also opportunistically terminating contracts. AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with AIG's affiliated businesses. Due to the long-term duration of AIGFP's derivative contracts and the complexity of AIGFP's portfolio, AIG expects that an orderly wind-down of AIGFP will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIG's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

    On August 11, 2009, AIGFP completed the sale of its energy and infrastructure investment assets, realizing aggregate net proceeds of $619 million for the nine-month period ended September 30, 2009.

    AIG continually evaluates overall market conditions, performance of businesses that are for sale, and market and business performance of competitors and likely bidders for these assets. This evaluation informs decision-making about the timing and process of putting businesses up for sale. Depending on market and business conditions, as

American International Group, Inc., and Subsidiaries

noted above, AIG can modify its sales approach to maximize value for AIG and the U.S. taxpayers in the disposition process. Such a modification could result in the sale of additional or other assets.

Liquidity of Parent and Subsidiaries

    Since August 2009, AIG's liquidity position has remained relatively stable. See Item 1A. Risk Factors in the 2008 Form 10-K for a discussion of risks related to liquidity.

AIG (Parent)

AIG Parent had the following sources of liquidity:

	As of
(In millions)	September 30, 2009	October 28, 2009

Available borrowing under the FRBNY Facility	$24,200	$18,300
Available commercial paper borrowings under the CPFF	3,492	4,872
Cash and short-term investments	936	359
Available capacity under the Department of the Treasury Commitment	26,629	26,629

Total	$55,257	$50,160

    AIG believes that it has sufficient liquidity at the parent level to meet its obligations through at least the next twelve months. However, no assurance can be given that AIG's cash needs will not exceed projected amounts. Additional collateral calls at AIGFP, a further downgrade of AIG's credit ratings or unexpected capital or liquidity needs of AIG's subsidiaries may result in significant additional cash needs or loss of some sources of liquidity or both.

    Since the fourth quarter of 2008, AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets. While no assurance can be given that AIG will be able to access these markets again, AIG continually evaluates its ability to access the capital markets.

    Historically AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG's current financial situation, certain of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has been dependent on the FRBNY Facility, the CPFF and other transactions with the FRBNY and the Department of the Treasury as its primary sources of liquidity. Primary uses of cash flow are for debt service and subsidiary funding. In the nine-month period ended September 30, 2009, AIG parent collected $1.2 billion in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), and retired $381 million of debt, excluding MIP and Series AIGFP debt. Excluding MIP and Series AIGFP debt, AIG parent made interest payments totaling $1.4 billion, and made $2.6 billion in net capital contributions to subsidiaries in the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2009, AIG parent made loans totaling $1.2 billion to wholly owned subsidiaries, which in turn principally were used to make capital contributions to insurance companies.

    AIG parent traditionally funded a portion of its short-term working capital needs through commercial paper issued by AIG Funding. Since October 2008, all commercial paper issuance for AIG Funding has been through the CPFF program. AIG Funding was accepted into the CPFF with a total borrowing limit of $6.9 billion, and had approximately $3.4 billion and $2.0 billion outstanding at September 30, 2009 and October 28, 2009, respectively. All commercial paper outstanding for AIG Funding as of these dates was issued under the CPFF. As of September 30, 2009 and October 28, 2009, AIG Funding's commercial paper program had average maturities of 23 days and 86 days, respectively. The Board of Governors of the Federal Reserve System has extended the CPFF program until February 1, 2010, with the maximum final maturity of 90 days from that date. If AIG's short-term ratings are downgraded, AIG may lose access to the CPFF before the final maturity. If AIG loses access to the CPFF, it would be required to find other sources to fund the maturing commercial paper.

    AIG expects to use proceeds from the repayment of intercompany debt received in connection with the sales of assets to fund maturing commercial paper.

American International Group, Inc., and Subsidiaries

    The consolidated U.S. members deferred tax asset for net operating loss and tax credit carryforwards and valuation allowance are maintained at AIG Parent and are not allocated to its subsidiaries. As the consolidated net operating losses and other tax attribute carryforwards are utilized, the intercompany tax balance will be settled with the subsidiaries.

    AIG's liquidity could also be further impaired by unforeseen significant outflows of cash. This situation may arise due to circumstances that AIG may be unable to control, such as a further reduction in asset values, a ratings downgrade, a worsening of the current economic downturn or the requirements of subsidiaries to replace capital as a consequence of catastrophe claims. Regulatory and other legal restrictions would likely limit AIG's ability to transfer funds freely, either to or from its subsidiaries.

General Insurance

    AIG currently expects that its General Insurance subsidiaries will be able to continue to meet their obligations as they come due through cash from operations and, to the extent necessary, asset dispositions. One or more large catastrophes, however, may require AIG to provide additional support to the affected General Insurance operations. In addition, further downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of these subsidiaries. A downgrade in the insurer financial strength ratings of an insurance company subsidiary could result in non-renewals or cancellations by policyholders and adversely affect these companies' ability to meet their own obligations and require that AIG provide capital or liquidity support to them.

    At September 30, 2009, General Insurance had liquidity in the form of cash and short-term investments of $10.5 billion. These are consolidated cash and short-term investments for a number of legal entities within General Insurance. Generally, these assets are not transferable across various legal entities; however, there are generally sufficient cash and short-term investments within those legal entities such that they can meet their individual liquidity needs. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity securities. Government and corporate bonds represented 95.3 percent of General Insurance total fixed income investments at September 30, 2009. Given the size and liquidity profile of AIG's General Insurance investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. AIG's asset/liability management process takes into account the expected maturity of investments and the specific nature and risk profile of liabilities. Historically, there has been no significant variation between the expected maturities of AIG's General Insurance investments and the payment of claims.

Life Insurance & Retirement Services

    At September 30, 2009, Life Insurance & Retirement Services had liquidity in the form of cash and short-term investments of $35.4 billion, which management considers more than adequate to meet foreseeable liquidity needs. This unusually high level of liquidity, although considered by management to be prudent given recent market disruptions and AIG-specific issues, has resulted in reduced investment income in 2009. These are consolidated cash and short-term investments for a number of legal entities within Life Insurance & Retirement Services. Generally, these assets are not transferable across various legal entities; however, there are generally sufficient cash and short-term investments within those legal entities such that they can meet their individual liquidity needs. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity securities. Government and corporate bonds represented 86.7 percent of Life Insurance & Retirement Services total fixed income investments at September 30, 2009. Given the size and liquidity profile of AIG's Life Insurance & Retirement Services investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. The Life Insurance & Retirement Services subsidiaries have been able to meet liquidity needs, even during the period of higher surrenders which was experienced from mid-September 2008 through the first quarter of 2009, and expect to be able to do so in the foreseeable future. A significant increase in policy surrenders and withdrawals, which could be triggered by a variety of factors, including AIG specific concerns, could result in a substantial liquidity strain. Other potential events causing a liquidity strain could include economic collapse of a nation or region significant to Life Insurance & Retirement Services operations, nationalization, catastrophic terrorist acts, pandemics or other economic or political upheaval.

American International Group, Inc., and Subsidiaries

Foreign Life Insurance Companies

    AIG's Foreign Life Insurance companies (including ALICO) had significant capital needs following publicity of AIG parent's liquidity issues, related credit ratings downgrades and the decline in the equity markets in 2008. During the nine months ended September 30, 2009, AIG provided funding of $300 million to a subsidiary within the Foreign Life Insurance companies.

    AIG believes that its Foreign Life Insurance subsidiaries currently have adequate capital to support their business plans. However, to the extent there are future declines in the investment portfolios of the Foreign Life Insurance companies AIG may need to lend or contribute additional capital to these companies.

Domestic Life Insurance and Domestic Retirement Services Companies

    During the nine months ended September 30, 2009, AIG contributed capital totaling $2.4 billion to certain of its Domestic Life Insurance and Domestic Retirement Services subsidiaries (of which $165 million was retained in the Domestic Life Insurance holding company and not contributed to the operating companies) to replace a portion of the capital lost as a result of net realized capital losses (primarily resulting from other-than-temporary impairment charges) and other investment-related items. Of this amount, $1.2 billion was funded by drawdowns under the Department of the Treasury Commitment in May 2009. Further capital contributions may be required to maintain desired levels of capital to the extent there are future declines in the investment portfolios of the Domestic Life Insurance and Domestic Retirement Services companies.

    The most significant potential liquidity needs of AIG's Domestic Life Insurance and Domestic Retirement Services companies are the funding of surrenders and withdrawals. A substantial increase in these needs could place stress on the liquidity of these companies. However, management believes that these companies have sufficient short-term liquidity to meet such demands.

Financial Services

    AIG's major Financial Services operating subsidiaries consist of ILFC, AIGFP, AGF and AIG Consumer Finance Group, Inc. (AIGCFG). Traditional sources of funds considered in meeting the liquidity needs of these operations are generally no longer available. These sources included issuances of guaranteed investment agreements (GIAs), issuance of long- and short-term debt, issuance of commercial paper, bank loans and bank credit facilities. However, ILFC has been able to finance Airbus aircraft purchases under its 2004 Export Credit Agency (ECA) Facility, as further described below, and AIGCFG has been able to retain a significant portion of customer deposits, providing a measure of liquidity.

ILFC

    Prior to September 2008, ILFC's traditional sources of liquidity had been collections of aircraft lease payments, borrowings in the public debt markets, borrowings under its 1999 and 2004 ECA Facilities to fund aircraft purchases, proceeds of aircraft sales and income from third parties for fleet management services.

    During the first nine months of 2009, ILFC was unable to borrow in the public debt markets and, due to downgrades in its short-term credit rating, lost access to the CPFF and therefore borrowed $1.7 billion from AIG Funding to repay its maturing debt and other contractual obligations. In addition, ILFC borrowed approximately $161 million through secured financing arrangements. ILFC is currently pursuing additional secured financings from banks. ILFC had the capacity under its present facilities and indentures to enter into secured financing of approximately $5.0 billion (or more through subsidiaries that qualify as non-restricted subsidiaries under ILFC's indentures, subject to the receipt of any required consents under the FRBNY Facility and under its bank facilities and terms loans). If ILFC does not receive sufficient secured financing, AIG expects that ILFC's current borrowings and future cash flows from operations, which may include aircraft sales, may be inadequate to permit ILFC to meet its existing obligations. Should sales of aircraft be required, ILFC could incur losses on those sales and may incur impairment charges on its aircraft, depending on, among other things, the specific aircraft sold and market conditions at the time of sale. AIG intends to provide support to ILFC through November 15, 2010 to the extent that secured financing, aircraft sales and other sources of funds are not sufficient.

American International Group, Inc., and Subsidiaries

    Under its current long-term debt ratings, ILFC needs written consent from the security trustee of its 2004 ECA Facility before it can fund Airbus aircraft deliveries under the facility. As of October 30, 2009, ILFC had approximately $600 million available under the 2004 ECA Facility to finance its Airbus aircraft purchases through June 2010. ILFC financed 25 aircraft under the 2004 ECA Facility during the first nine months of 2009, 19 of which required written consent, which was obtained. ILFC's current credit ratings also require segregation of security deposits and maintenance reserves for aircraft funded under both its 1999 and 2004 ECA Facilities into separate accounts. As a result of Moody's downgrade of ILFC's long-term debt ratings to Baa3 on July 31, 2009, in addition to segregation of security deposits and maintenance reserves, under the 2004 ECA Facility, ILFC is required to (i) segregate subsequent rental payments received into the separate accounts; (ii) cede control of the segregated accounts to the security trustee of the 2004 ECA Facility; and (iii) file individual mortgages on the aircraft funded under the facility in the respective local jurisdictions in which its lessees operate. At September 30, 2009, ILFC had segregated security deposits, maintenance reserves and rental payments aggregating $290 million related to such aircraft, of which $229 million related to the 2004 ECA Facility. The segregated amounts will fluctuate with changes in deposits, maintenance reserves and debt maturities related to the aircraft funded under the facilities. Further downgrades by S&P and Moody's could impose additional restrictions under the 1999 ECA Facility, including the requirement to segregate rental payments and to receive prior consent to withdraw funds from the segregated accounts.

    On October 13, 2009, ILFC entered into two term loan agreements (the Term Loans) with AIG Funding comprising a new $2.0 billion credit agreement and a $1.7 billion amended and restated credit agreement. The Term Loans are secured by a portfolio of aircraft and all related equipment and leases. ILFC used the proceeds from the $2.0 billion loan to repay in full its obligations under its $2.0 billion revolving credit facility that matured on October 15, 2009. The second credit agreement amended and restated the two demand note agreements aggregating $1.7 billion that ILFC entered into in March 2009 with AIG Funding, including extending the maturity date of such demand notes. Both Term Loans mature on September 13, 2013 and bear interest at 3-month LIBOR plus 3.025%. The Term Loans are due in full at maturity with no scheduled amortization. The funds for the Term Loans were provided to AIG Funding through the FRBNY Facility. As a condition of the FRBNY approving the Term Loans, ILFC entered into agreements to guarantee the repayment of AIG's obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the Term Loans.

    As a result of the Term Loans, ILFC's current capacity under its present facilities and indentures to enter into secured financing is approximately $1.3 billion.

AIGFP

    Prior to September 2008, AIGFP had historically funded its operations through the issuance of notes and bonds, GIA borrowings, other structured financing transactions and repurchase agreements.

    In the second half of 2008, AIGFP's access to its traditional sources of liquidity was significantly reduced and it relied on AIG parent to meet most of its liquidity needs. AIGFP's asset backed commercial paper conduit, Curzon Funding LLC, was accepted into the CPFF with a total borrowing limit of $7.2 billion, and had approximately $2.7 billion outstanding at October 28, 2009. Separately, a structured investment vehicle sponsored, but not consolidated, by AIGFP, Nightingale Finance LLC, was also accepted into the CPFF with a borrowing limit of $1.1 billion. As of October 28, 2009, this vehicle had issued approximately $1.1 billion under the CPFF. If AIG's short-term ratings are downgraded, these entities may lose access to the CPFF prior to the maturity of the commercial paper and they or AIGFP would be required to find other sources to fund the maturing commercial paper.

    The following table presents a roll forward of the amount of collateral posted by AIGFP:

Nine Months Ended September 30, 2009 (in millions)	Collateral Posted as of December 31, 2008	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of September 30, 2009

Collateralized GIAs and other borrowings	$9,401	$336	$2,748	$6,989
Derivatives (including super senior credit default swaps)	22,791	1,584	13,059	11,316

Total	$32,192	$1,920	$15,807	$18,305

American International Group, Inc., and Subsidiaries

AGF

    Prior to September 2008, AGF's traditional source of liquidity had been collections of customer receivables and borrowings in the public markets.

    With its continued inability to access traditional capital market sources, AGF anticipates that its primary source of funds to support its operations and repay its obligations will be customer receivable collections. In order to improve cash flow from operations, AGF has significantly limited its lending activities and aggressively managed its expenses. Since September 2008 and through October 30, 2009, AGF's alternative funding sources have included proceeds of $1.7 billion from real estate loan portfolio sales and initial cash proceeds of $967 million from a real estate loan securitization. AGF is considering additional sales and/or securitizations of its finance receivables. AIG intends to provide support to AGF through November 15, 2010 to the extent that asset sales, securitizations and/or other transactions are not sufficient. AIG made a $600 million capital contribution to AGF (through AIG Capital Corporation) during the first nine months of 2009, and AGF loaned $1.6 billion to AIG parent under demand notes. In July 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on its 364-day Syndicated Facility into one-year term loans. These termed-out loans must be repaid by July 9, 2010. AIG provides a capital support agreement to AGF in connection with these loans.

AIGCFG

    AIG believes that the funding needs of AIGCFG have stabilized. It is possible that renewed customer and counterparty concerns could increase AIGCFG's liquidity needs in 2009. During the first nine months of 2009 and through October 30, 2009, AIG has completed the sale of certain AIGCFG businesses in China, Thailand, the Philippines, Mexico and Hong Kong.

Asset Management

    Asset Management's principal cash requirements are to fund general working capital needs, investment commitments related to proprietary investments in private equity and real estate as well as any liquidity mismatches in the Spread-Based Investment business. Management continues to work closely with partners and counterparties to manage future funding requirements on proprietary investments through various strategies including through relinquishing rights in certain properties and funds, the restructuring of investment relationships and sales to third parties.

    Cash requirements related to Institutional Asset Management are funded through general operating cash flows from management and performance fees, proceeds from events in underlying funds (capital calls to third parties, sales of portfolio companies, etc.) as well as intercompany funding provided by AIG. Consequently, Institutional Asset Management's ability to fund certain of its needs may depend on advances from AIG under various intercompany borrowing facilities. Restrictions on these facilities would have adverse consequences on the ability of the business to satisfy its obligations. With respect to the Global Real Estate investment management business, investing activities are also funded through third-party financing arrangements which are secured by the relevant properties.

    With the announced sale of AIG's investment advisory and third party Institutional Asset Management business (excluding the Global Real Estate investment management business), AIG will no longer benefit from the management fee and carried interest cash flows from these businesses, but the sale will reduce operating costs related to AIG's asset management activities.

    The Guaranteed Investment Contract (GIC) and MIP programs are in run-off. AIG expects to fund its obligations under these programs through cash flows generated from invested assets (principal and interest) as well as sales of investments, primarily fixed maturity securities. However, market illiquidity and diminished values within the investment portfolios may impair AIG's ability to sell the related program assets or sell such assets for a price adequate to settle the corresponding liabilities when they come due. In such a case, AIG parent would need to fund the obligations.

American International Group, Inc., and Subsidiaries

Debt

Total debt was as follows:

(in millions)	September 30, 2009	December 31, 2008

Debt issued by AIG:
FRBNY Facility (secured)	$41,009	$40,431
Notes and bonds payable	11,457	11,756
Junior subordinated debt	12,026	11,685
Junior subordinated debt attributable to equity units	5,880	5,880
Loans and mortgages payable	391	416
MIP matched notes and bonds payable	13,596	14,446
Series AIGFP matched notes and bonds payable	4,019	4,660

Total AIG debt	88,378	89,274

Debt guaranteed by AIG:
AIGFP, at fair value
Commercial paper and other short-term debt(a)	6,233	6,802
GIAs	9,204	13,860
Notes and bonds payable	3,247	5,250
Loans and mortgages payable	997	2,175
Hybrid financial instrument liabilities	1,815	2,113

Total AIGFP debt	21,496	30,200

AIG Funding commercial paper(a)	3,374	6,856

AIGLH notes and bonds payable	798	798

Liabilities connected to trust preferred stock	1,339	1,415

Total debt issued or guaranteed by AIG	115,385	128,543

Debt not guaranteed by AIG:
ILFC
Commercial paper and other short-term debt(a)	-	1,748
Junior subordinated debt	999	999
Notes and bonds payable, ECA Facilities, bank financings and other secured financings(b)	28,271	30,047

Total ILFC debt	29,270	32,794

AGF
Commercial paper and other short-term debt	-	188
Junior subordinated debt	349	349
Notes and bonds payable	21,599	23,089

Total AGF debt	21,948	23,626

AIGCFG
Commercial paper and other short-term debt	-	124
Loans and mortgages payable	908	1,596

Total AIGCFG debt	908	1,720

Other subsidiaries	285	670

Debt of consolidated investments held through:
AIG Investments	519	1,300
AIG Global Real Estate Investment	4,389	4,545
ALICO	98	-
SunAmerica	11	5

Total debt of consolidated investments	5,017	5,850

Total debt not guaranteed by AIG	57,428	64,660

Total debt:
Total commercial paper and other short-term debt	-	613
Federal Reserve Bank of New York commercial paper funding facility	9,607	15,105
Total long-term debt	163,206	177,485

Total debt	$172,813	$193,203

(a)
Includes borrowings of $6.2 billion and $3.4 billion for AIGFP (through Curzon Funding LLC, AIGFP's asset-backed commercial paper conduit) and AIG Funding, respectively, under the CPFF at September 30, 2009 and $6.8 billion, $6.6 billion and $1.7 billion, respectively, for AIGFP (through Curzon Funding LLC), AIG Funding and ILFC, respectively, under the CPFF at December 31, 2008.

(b)
Includes borrowings under the 1999 and 2004 ECA Facility of $3.1 billion and $2.4 billion at September 30, 2009 and December 31, 2008, respectively.

Long-Term Debt

A roll-forward of long-term debt, excluding debt of consolidated investments, was as follows:

Nine Months Ended September 30, 2009 (in millions)	Balance at December 31, 2008	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Non-Cash Changes*	Balance at September 30, 2009

AIG
FRBNY Facility	$40,431	$20,000	$(21,000)	$-	$1,578	$41,009
Notes and bonds payable	11,756	-	(381)	117	(35)	11,457
Junior subordinated debt	11,685	-	-	339	2	12,026
Junior subordinated debt attributable to equity units	5,880	-	-	-	-	5,880
Loans and mortgages payable	416	-	(37)	12	-	391
MIP matched notes and bonds payable	14,446	-	(1,159)	7	302	13,596
Series AIGFP matched notes and bonds payable	4,660	-	(339)	-	(302)	4,019

AIGFP, at fair value
GIAs	13,860	539	(3,117)	-	(2,078)	9,204
Notes and bonds payable and hybrid financial instrument liabilities	7,363	15	(2,185)	-	(131)	5,062
Loans and mortgages payable	2,175	-	(1,183)	-	5	997

AIGLH notes and bonds payable	798	-	-	-	-	798
Liabilities connected to trust preferred stock	1,415	-	-	-	(76)	1,339
ILFC notes and bonds payable, ECA Facilities, bank financings and other secured financings	30,047	1,295	(3,223)	148	4	28,271
ILFC junior subordinated debt	999	-	-	-	-	999
AGF notes and bonds payable	23,089	962	(2,622)	170	-	21,599
AGF junior subordinated debt	349	-	-	-	-	349
AIGCFG loans and mortgages payable	1,596	815	(1,528)	28	(3)	908
Other subsidiaries	670	-	(41)	4	(348)	285

Total	$171,635	$23,626	$(36,815)	$825	$(1,082)	$158,189

*
Includes $1.6 billion of accrued compounding interest and fees on the FRBNY Facility and a decline of $2.2 billion in the fair value of AIGFP debt.

Maturities of long-term debt, excluding borrowings of consolidated investments, are as follows:

			Year Ending
At September 30, 2009 (in millions)		Remainder of 2009
	Total		2010	2011	2012	2013	2014	Thereafter

AIG:
FRBNY Facility	$41,009	$-	$-	$-	$-	$41,009	$-	$-
Notes and bonds payable	11,457	1,000	1,350	568	27	998	-	7,514
Junior subordinated debt	12,026	-	-	-	-	-	-	12,026
Junior subordinated debt attributable to equity units	5,880	-	-	-	-	-	-	5,880
Loans and mortgages payable	391	-	-	-	342	-	-	49
MIP matched notes and bonds payable	13,596	-	2,270	3,243	2,196	919	411	4,557
Series AIGFP matched notes and bonds payable	4,019	-	39	27	56	3	-	3,894

Total AIG	88,378	1,000	3,659	3,838	2,621	42,929	411	33,920

AIGFP, at fair value:
GIAs	9,204	423	760	285	281	276	674	6,505
Notes and bonds payable	3,247	857	526	191	670	40	97	866
Loans and mortgages payable	997	-	309	197	197	79	154	61
Hybrid financial instrument liabilities	1,815	300	244	331	85	266	136	453

Total AIGFP	15,263	1,580	1,839	1,004	1,233	661	1,061	7,885

AIGLH notes and bonds payable	798	-	500	-	-	-	-	298

Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

ILFC(a):
Notes and bonds payable	17,897	921	4,147	4,672	3,572	3,542	1,043	-
Junior subordinated debt	999	-	-	-	-	-	-	999
ECA Facilities(b)	3,124	120	513	425	396	396	391	883
Bank financings and other secured financings	7,250	2,008	2,116	2,849	165	16	37	59

Total ILFC	29,270	3,049	6,776	7,946	4,133	3,954	1,471	1,941

AGF(a):
Notes and bonds payable(c)	21,599	1,661	6,611	3,587	2,289	2,387	484	4,580
Junior subordinated debt	349	-	-	-	-	-	-	349

Total AGF	21,948	1,661	6,611	3,587	2,289	2,387	484	4,929

AIGCFG Loans and mortgages payable(a)	908	353	427	33	33	32	27	3
Other subsidiaries(a)	285	-	3	5	8	3	7	259

Total	$158,189	$7,643	$19,815	$16,413	$10,317	$49,966	$3,461	$50,574

(a)
AIG does not guarantee these borrowings.

(b)
Reflects future minimum payment for ILFC's borrowings under the 1999 and 2004 ECA Facilities.

(c)
On July 9, 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on its 364-Day Syndicated Facility into one-year term loans. AIG has provided a capital support agreement for the benefit of the lenders of these termed-out loans, which must be repaid by July 9, 2010.

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

    As of September 30, 2009, approximately $7.1 billion principal amount of senior notes were outstanding under AIG's medium-term note program, of which $3.2 billion was used for AIG's general corporate purposes, $558 million was used by AIGFP (included within "Series AIGFP matched notes and bonds payable" in the preceding tables) and $3.3 billion was used to fund the MIP. The maturity dates of these notes range from 2010 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

    As of September 30, 2009, the equivalent of $11.8 billion of notes were outstanding under AIG's Euro medium-term note program, of which $9.8 billion were used to fund the MIP and the remainder was used for AIG's general corporate purposes. The aggregate amount outstanding includes a $1.1 billion loss resulting from foreign exchange translation into U.S. dollars related to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

AIGLH

    In connection with its acquisition of AIGLH in 2001, AIG entered into arrangements with AIGLH with respect to outstanding AIGLH capital securities. In 1996, AIGLH through a trust issued capital securities to institutional investors and funded the trust with AIGLH junior subordinated debentures issued to the trust. AIGLH guaranteed payments to the holders of capital securities only to the extent (i) the trust received payments on the debentures and (ii) these payments were available for the trust to pay to holders of capital securities. In 2001, AIG guaranteed the same payments to the holders of capital securities. Like the AIGLH guarantee, the AIG guarantee only applies to any payments actually made to the trust in respect of the debentures. If no payments are made on the debentures, AIG is not required to make any payments to the trust. AIG also guaranteed the debentures pursuant to a guarantee that is expressly subordinated to certain AIGLH senior debt securities. Under AIG's guarantee, AIG is not required to make any payments in respect of the debentures if such payment would be prohibited by the subordination provisions of the debentures. As a result, AIG will never be required to make a payment under its guarantee of the debentures for so long as AIGLH is prohibited from making a payment on the debentures.

AIGFP

    Approximately $2.3 billion of AIGFP's debt maturing through September 30, 2010 is fully collateralized with assets backing the corresponding liabilities. However, mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and AIGFP's ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG parent.

ILFC

    ILFC has a $4.3 billion 1999 ECA Facility that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.78 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At September 30, 2009, ILFC had 35 loans with a remaining principal balance of $200 million outstanding under this facility. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.

    ILFC has a similarly structured 2004 ECA Facility, which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through June 30, 2010. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 2.25 percent or at fixed rates ranging from 4.20 percent to 4.71 percent. At September 30, 2009, ILFC had financed 66 aircraft using approximately $4.0 billion under this facility and approximately $2.9 billion was outstanding. At September 30, 2009, the interest rate of the loans outstanding ranged from 0.74 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. Borrowings with respect to these facilities are included in ILFC's notes and bonds payable in the preceding table of borrowings.

    At September 30, 2009, the total funded amount of ILFC's bank financings was $7.1 billion, which includes $6.5 billion of revolving credit facilities (see Revolving Credit Facilities below). The fundings mature through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.25 percent to 0.40 percent. At September 30, 2009, the interest rates ranged from 0.59 percent to 1.23 percent. AIG does not guarantee any of the debt obligations of ILFC. On October 15, 2009, ILFC repaid a $2.0 billion tranche of the revolving credit facilities when it matured, using proceeds from the Term Loans described above.

American International Group, Inc., and Subsidiaries

    In April 2009, ILFC entered into a $100 million 90-day promissory note agreement with a supplier in connection with the purchase of an aircraft. The interest rate was fixed at an annual rate of 5.00 percent. The note was paid in full in July 2009, when it matured.

AGF

    As of September 30, 2009, notes and bonds aggregating $21.6 billion were outstanding with maturity dates ranging from 2009 to 2031 at interest rates ranging from 0.40 percent to 9.00 percent. To the extent considered appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

    AIG does not guarantee any of the debt obligations of AGF but has provided a capital support agreement for the benefit of AGF's lenders under the AGF 364-Day Syndicated Facility. Under this support agreement, AIG has agreed to cause AIG's wholly-owned subsidiary, American General Finance Corporation to maintain (1) consolidated net worth of $2.2 billion and (2) an adjusted tangible leverage ratio of less than or equal to 8 to 1 at the end of each fiscal quarter. This support agreement benefits only the lenders under the AGF 364-Day Syndicated Facility and does not benefit, and is not enforceable by, any of the other creditors of AGF. This support agreement continued for the benefit of AGF's lenders upon the conversion of the facility borrowings into one-year term loans in July 2009.

Revolving Credit Facilities

    ILFC and AGF have maintained committed, unsecured revolving credit facilities listed on the table below. Both ILFC and AGF have drawn the full amount available under their revolving credit facilities. In July 2009, AIG's 364-Day Syndicated Facility expired and, in August 2009, AIG terminated its 5-Year Syndicated Facility. As a result, AIG no longer has access to any revolving credit facilities.

A summary of revolving credit facilities is as follows:

At September 30, 2009 (in millions) Facility	Size	Borrower(s)	Available Amount	Expiration

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$ -	October 2011
5-Year Syndicated Facility	2,000	ILFC	-	October 2010
5-Year Syndicated Facility	2,000	ILFC	-	October 2009(a)

Total ILFC	$6,500		$ -

AGF:
1-Year Term Loans	$2,450	American General Finance Corporation	-	July 2010(b)
		American General Finance, Inc.(c)	-
5-Year Syndicated Facility	2,125	American General Finance Corporation	-	July 2010

Total AGF	$4,575		$ -

(a)
On October 15, 2009, ILFC repaid the outstanding amount on this facility.

(b)
On July 9, 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on its 364-Day Syndicated Facility into one-year term loans. These termed-out loans must be repaid by July 9, 2010.

(c)
American General Finance, Inc. was an eligible borrower for up to $400 million only.

American International Group, Inc., and Subsidiaries

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 30, 2009. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt			Senior Long-Term Debt
	Moody's	S&P	Fitch	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)(f)	A-1 (1st of 8)(f)	F1 (1st of 5)	A3 (3rd of 9)(f)	A- (3rd of 8)(f)	BBB (4th of 9)(g)
AIG Financial Products Corp.(d)	P-1(f)	A-1(f)	-	A3(f)	A-(f)	-
AIG Funding, Inc.(d)	P-1(f)	A-1	F1	-	-	-
ILFC	P-3 (3rd of 3)(i)	A-2 (2nd of 8)(e)	F2(h)	Baa3 (4th of 9)(i)	BBB+(4th of 8)(e)	BBB (4th of 9)(h)
American General Finance Corporation	P-3(i)	B (4th of 8)	-	Baa3 (4th of 9)(i)	BB+(5th of 8)(f)	BB (5th of 9)(h)
American General Finance, Inc.	P-3(i)	B (4th of 8)	-	-	-	BB (5th of 9)(h)

(a)
Moody's appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories.

(b)
S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(c)
Fitch ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

(d)
AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding.

(e)
Credit Watch Negative.

(f)
Negative Outlook.

(g)
Evolving Outlook.

(h)
Rating Watch Negative.

(i)
Under Review Negative.

    These credit ratings are current opinions of the rating agencies. As such, they may be changed, suspended or withdrawn at any time by the rating agencies as a result of changes in, or unavailability of, information or based on other circumstances. Ratings may also be withdrawn at AIG management's request. This discussion of ratings is not a complete list of ratings of AIG and its subsidiaries.

    "Ratings triggers" have been defined by one independent rating agency to include clauses or agreements the outcome of which depends upon the level of ratings maintained by one or more rating agencies. "Ratings triggers" generally relate to events that (i) could result in the termination or limitation of credit availability, or require accelerated repayment, (ii) could result in the termination of business contracts or (iii) could require a company to post collateral for the benefit of counterparties.

    A significant portion of AIGFP's GIAs, structured financing arrangements and financial derivative transactions include provisions that require AIGFP, upon a downgrade of AIG's long-term debt ratings, to post collateral or, with the consent of the counterparties, assign or repay its positions or arrange a substitute guarantee of its obligations by an obligor with higher debt ratings. Furthermore, certain downgrades of AIG's long-term senior debt ratings would permit either AIG or the counterparties to elect early termination of contracts.

    The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. For a discussion of the effect of a downgrade in AIG's credit ratings on AIGFP's outstanding municipal GIAs, secured funding arrangements and financial derivative transactions, see Item 1A. Risk Factors in the 2008 Form 10-K.

American International Group, Inc., and Subsidiaries

Contractual Obligations

Contractual obligations in total, and by remaining maturity, are as follows:

At September 30, 2009		Payments due by Period
(in millions)	Total Payments	Remainder of 2009	2010 - 2011	2012 - 2013	2014	Thereafter

Borrowings(a)	$117,180	$7,643	$36,228	$19,274	$3,461	$50,574
FRBNY Facility	41,009	-	-	41,009	-	-
Interest payments on borrowings	66,389	1,140	8,861	13,986	3,012	39,390
Loss reserves(b)	81,599	5,304	28,397	15,610	5,067	27,221
Insurance and investment contract liabilities(c)	621,997	19,890	39,347	47,500	22,124	493,136
GIC liabilities(d)	10,900	2,054	2,014	3,081	124	3,627
Aircraft purchase commitments	13,963	271	490	2,917	1,792	8,493
Other long-term obligations(e)	411	87	296	13	1	14

Total(f)(g)	$953,448	$36,389	$115,633	$143,390	$35,581	$622,455

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

(c)
Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG's control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on inforce policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the balance sheet.

(d)
Represents guaranteed maturities under GICs.

(e)
Primarily includes contracts to purchase future services and other capital expenditures.

(f)
Does not reflect unrecognized tax benefits of $3.8 billion, the timing of which is uncertain.

(g)
The majority of AIGFP's credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At September 30, 2009, the fair value derivative liability was $4.5 billion relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, AIGFP has posted collateral of $3.8 billion with respect to these swaps (prior to offsets for other transactions).

American International Group, Inc., and Subsidiaries

Off-Balance Sheet Arrangements and Commercial Commitments

Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity were as follows:

At September 30, 2009			Amount of Commitment Expiration
(in millions)	Total Amounts Committed	Remainder of 2009	2010 - 2011	2012 - 2013	2014	Thereafter

Guarantees:
Liquidity facilities(a)	$928	$-	$-	$827	$-	$101
Standby letters of credit	1,284	1,100	34	19	-	131
Construction guarantees(b)	238	2	145	-	-	91
Guarantees of indebtedness	211	-	-	-	-	211
All other guarantees	2,173	11	46	188	49	1,879
Commitments:
Investment commitments(c)	7,589	1,627	2,738	1,638	542	1,044
Commitments to extend credit	237	68	117	35	15	2
Letters of credit	264	174	89	1	-	-
Other commercial commitments(d)	692	44	-	-	-	648

Total(e)	$13,616	$3,026	$3,169	$2,708	$606	$4,107

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

(d)
Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The remaining pension contribution for 2009 is expected to be approximately $33 million for U.S. and non-U.S. plans.

(e)
Does not include guarantees or other support arrangements among AIG consolidated entities.

Arrangements with Variable Interest Entities

    AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business. AIG's insurance companies are involved with VIEs primarily as passive investors in debt securities (rated and unrated) and equity interests issued by VIEs. Through its Financial Services and Asset Management operations, AIG has participated in arrangements that included designing and structuring entities (including VIEs), warehousing and managing the collateral of the entities (including VIEs), and entering into insurance transactions with VIEs. Interest holders in the VIEs generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except, in limited circumstances, when AIG has provided a guarantee to the VIEs' interest holders.

    AIG consolidates a VIE when it is the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIE's expected losses; (ii) receives a majority of the VIE's expected residual returns; or (iii) both. For a further discussion of AIG's involvement with VIEs, see Note 6 to the Consolidated Financial Statements.

Outlook

    Global financial markets continued their recovery in the third quarter of 2009, as investors returned to equity and bond markets. This optimism, not yet accompanied by a robust economic recovery, produced a strong rally in bond, equity and commodity markets. Cash accumulated by investors in 2008 and early 2009 continued to flow out of short-term money market accounts and into higher yielding assets, creating investment demand in excess of available new supply in many sectors. While securitized mortgage products participated to a degree in the rally, particularly in desirable tranches of well-collateralized transactions, the commercial mortgage and equity real estate sectors continue to lag.

American International Group, Inc., and Subsidiaries

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

    On June 10, 2009, the Treasury Department issued regulations implementing the compensation limits of the American Recovery and Reinvestment Act of 2009. These regulations restrict the amount of bonus and other incentive compensation that a company may pay to certain employees. For AIG these limits apply to the five executives named in AIG's proxy statement and the next twenty highest paid employees of AIG (the Top 25). The regulations also create the Office of Special Master for TARP Executive Compensation (Special Master), which is responsible for interpreting and applying the compensation regulations. AIG is required to obtain the Special Master's approval of the compensation of the Top 25, and the compensation structure of AIG's executive officers and AIG's next 26 to 100 most highly compensated employees. On October 22, 2009, the Special Master issued a Determination Memorandum to AIG with respect to the Top 25. The Determination Memorandum places significant new restrictions on the compensation of these employees (except for the Chief Executive Officer) and the restrictions in the Determination Memorandum may impair AIG's ability to retain and motivate them. See Item 1A., Risk Factors, of Part II of this Form 10-Q for a further discussion of this risk.

    Almost all of AIG's businesses have been adversely affected since March 2009 by the criticism and negative publicity that surrounded the honoring of and payment of contracts to employees of AIGFP. For a discussion of the effect that continued or renewed criticism or additional negative publicity may have on AIG, see Item 1A. Risk Factors in Part II of AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

General Insurance

    AIG's General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance and various personal lines both domestically and abroad and constitute Commercial Insurance and the Foreign General Insurance Group. On July 27, 2009, it was announced that AIG's General Insurance subsidiaries would undergo a rebranding and would do business as Chartis, which will consist of Commercial Insurance (operating as Chartis U.S.), Foreign General Insurance (operating as Chartis International), and Private Client Group (part of Chartis U.S.).

    AIG's Commercial Insurance operations have been generally successful in retaining clients, however, some clients reduced the number of lines or limits of coverage due in part to the overall state of the economy as well as concerns over AIG's financial strength. This trend of de-risking is expected to slow for the remainder of 2009 as business retention at September 30, 2009 was at its highest level since September 2008. Net premiums written improved in the third quarter of 2009 compared to the three prior quarters. Commercial Insurance showed increases in submission counts and $1.1 billion in new business written for the second consecutive quarter. Net premiums written have been affected by the strategic decision to remain price disciplined, particularly in the workers' compensation line of business, and the overall effect of the weakened state of the economy. Rates in the third quarter of 2009, remained stable reflecting the upward pressure on premiums from the combination of investment and underwriting losses suffered by the commercial insurance industry, partially offset by the effects of the current recessionary environment, such as employment levels for workers' compensation coverages and shipments of goods for commercial automobile coverages, as well as aggressive pricing, including from new competitors in the marketplace.

    Foreign General Insurance maintained solid client retention rates in the third quarter of 2009 in key regions. The trend of de-risking by some customers and the effect of the economic conditions is expected to slow and therefore Foreign General's net premiums written are anticipated to stabilize. Although Foreign General faces challenges in commercial lines, particularly in the U.K. and Europe regions due to continued competition, its traditional capabilities of servicing its customers, innovation and claims paying ability continue to attract new accounts.

American International Group, Inc., and Subsidiaries

Life Insurance & Retirement Services

    AIG expects that negative publicity about AIG during the fourth quarter of 2008 and the first nine months of 2009, AIG's previously announced asset disposition plan and the uncertainties related to AIG will continue to adversely affect Life Insurance & Retirement Services operations for the remainder of 2009, especially in the domestic businesses. In addition, AIG's issues have affected certain operations through higher surrender activity, primarily in the U.S. domestic retirement fixed annuity business and foreign investment-oriented and retirement products. Surrender levels have declined from their peaks in mid-September of 2008 and have begun to stabilize and return to pre-September 2008 levels for most products and countries.

    These uncertainties, together with rating agency downgrades, have resulted in significantly reduced levels of new sales activity, particularly among products and markets where ratings are critical. Sales of investment-oriented and retirement services products have also declined due to the lingering effect of negative AIG events earlier in the year and the overall decline in industry sales of investment-oriented life and retirement services products. New sales activity is expected to remain at lower levels for certain markets until the uncertainties relating to AIG are resolved. AIA and ALICO have recently experienced improved operating conditions and are expected to continue to improve as the rebranding initiatives and revitalization of their distribution networks continues.

    On June 25, 2009, AIG and AIRCO entered into the AIA Purchase Agreement with the FRBNY and AIG entered into the ALICO Purchase Agreement with the FRBNY. The transactions contemplated by the AIA Purchase Agreement and the ALICO Purchase Agreement are conditioned on one another and subject to certain other conditions, including regulatory approvals. It is expected that the transactions will result in a reduction in the outstanding balance of the FRBNY Facility and the maximum amount available to be borrowed thereunder equal to the liquidation preference of the preferred equity, which will be $25 billion, provided the maximum amount available under the FRBNY Facility will not be less than $25 billion as a result of such reduction.

    With the adoption of the new other-than-temporary impairments accounting standard in the second quarter of 2009, AIG expects future investment yields to decline compared to the same periods in 2008 due to lower accretion. In prior periods, AIG accreted into earnings over the expected period to recovery the discount or reduced premium resulting from the reduction in the cost basis of other-than-temporarily impaired securities, which consisted primarily of securities impaired for severity reasons. Upon the adoption of the new other-than-temporary impairments accounting standard, approximately $1.8 billion of previously recognized other-than-temporarily impaired charges, primarily severity related, were reclassified from Accumulated deficit to Accumulated other comprehensive income. As a consequence, commencing in the second quarter of 2009, there will be no accretion attributable to the amounts reclassified into Accumulated other comprehensive income. This will be partially offset by lower deferred policy acquisition costs (DAC) and sales inducement asset (SIA) amortization in future periods resulting from the adoption of the new other-than-temporary impairments accounting standard. Additionally, higher liquidity and de-risking activities continue to negatively affect net investment income margins.

Financial Services

    AIGFP began unwinding its businesses and portfolios during the fourth quarter of 2008, and these activities are expected to continue beyond 2009. In connection with these activities, AIGFP has disaggregated its portfolio of existing transactions into a number of separate "books," and has developed a plan for addressing each book, including assessing each book's risks, risk mitigation options, monitoring metrics and certain implications of various potential outcomes. Each plan has been reviewed by a steering committee whose membership includes senior executives of AIG. The plans are subject to change as efforts progress and as conditions in the financial markets evolve, and they contemplate, depending on the book in question, alternative strategies, including sales, assignments or other transfers of positions, terminations of positions, and/or run-offs of positions in accordance with existing terms. Execution of these plans is overseen by a transaction approval process involving increasingly senior members of AIGFP's and AIG's respective management groups as specific actions entail greater liquidity and financial consequences. Successful execution of these plans is subject, to varying degrees depending on the transactions of a given book, to market conditions and, in many circumstances, counterparty negotiation and agreement.

American International Group, Inc., and Subsidiaries

    As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. AIGFP has already reduced the size of certain portions of its portfolio, including effecting a substantial reduction in credit derivative transactions in respect of multi-sector CDOs in connection with the Maiden Lane III LLC (ML III) transaction, a sale of its commodity index business, termination and sale of its activities as a foreign exchange prime broker, and sale and other disposition of its energy/infrastructure investment portfolio. Due to the long-term duration of many of AIGFP's derivative contracts and to the complexity of AIGFP's portfolio, AIG expects that an orderly wind-down will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIGFP's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades. In addition, the Determination Memorandum issued by the Special Master places significant new restrictions on the compensation of AIGFP employees included in the Top 25 and may impair AIGFP's ability to retain these employees and negatively impact the wind-down of AIGFP's business.

Asset Management

    Continued difficult market conditions have caused a decline in the value of certain private equity and real estate assets held for investment purposes resulting in impairment charges. The persistence of the troubled global economy driven by tight credit markets and rising unemployment will likely continue to adversely affect operating income in future periods. Management continues to assess value declines and the permanence of such declines. These market conditions have also adversely affected the ability to pay or refinance maturing debt obligations in the private equity and real estate portfolios.

    On September 5, 2009, AIG entered into an agreement to sell its investment advisory and third party Institutional Asset Management businesses. This sale will exclude those asset management businesses providing traditional fixed income and shorter duration asset and liability management for AIG's insurance company subsidiaries and AIG's Global Real Estate investment management business as well as proprietary real estate and private equity investments of the Institutional Asset Management business. AIG will also retain its real estate asset management business. AIG expects to continue short-term relationships with the divested businesses for other investment management services used by its insurance company subsidiaries.

Results of Operations

    AIG identifies its operating segments by product line, consistent with its management structure. These segments are General Insurance, Life Insurance & Retirement Services, Financial Services and Asset Management. Through these operating segments, AIG provides insurance, financial and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. AIG's Other category consists of business and items not allocated to AIG's operating segments.

    AIG's subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. AIG's Financial Services businesses include commercial aircraft and equipment leasing, capital markets operations and consumer finance, both in the United States and abroad. AIG also provides asset management services to institutions and individuals.

American International Group, Inc., and Subsidiaries

Consolidated Results

AIG's consolidated results of operations were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase (Decrease)			Percentage Increase (Decrease)
(in millions)	2009	2008		2009	2008

Revenues:
Premiums and other considerations	$16,041	$21,082	(24)%	$52,630	$63,489	(17)%
Net investment income	8,656	2,946	194	19,724	14,628	35
Net realized capital losses	(2,937)	(18,312)	-	(7,338)	(30,482)	-
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	959	(7,054)	-	1,143	(21,726)	-
Other income	3,330	2,236	49	9,873	8,953	10

Total revenues	26,049	898	-	76,032	34,862	118

Benefits, claims and expenses:
Policyholder benefits and claims incurred	15,882	17,189	(8)	49,198	51,521	(5)
Policy acquisition and other insurance expenses	4,812	6,782	(29)	15,569	18,166	(14)
Interest expense	2,510	2,297	9	7,955	4,902	62
Restructuring expenses and related asset impairment and other expenses	371	-	-	1,076	-	-
Other expenses	2,681	2,815	(5)	7,490	8,478	(12)

Total benefits, claims and expenses	26,256	29,083	(10)	81,288	83,067	(2)

Loss before income tax benefit	(207)	(28,185)	-	(5,256)	(48,205)	-
Income tax benefit	(192)	(3,480)	-	(1,953)	(10,374)	-

Net income (loss)	(15)	(24,705)	-	(3,303)	(37,831)	-
Less: Net loss attributable to noncontrolling interest	(470)	(237)	-	(1,227)	(201)	-

Net income (loss) attributable to AIG	$455	$(24,468)	-%	$(2,076)	$(37,630)	-%

Premiums and Other Considerations

    Premiums and other considerations decreased in the three- and nine-month periods ended September 30, 2009 compared to the same period in 2008 primarily due to:

  •
  a reduction of $2.6 billion and $4.5 billion in the three- and nine-month periods ended September 30, 2009, respectively, from dispositions, including the sale of the Brazilian operations in 2008, sales of HSB Group, Inc. (HSB) and 21st Century in 2009 and the deconsolidation of Transatlantic in 2009;

  •
  a decline in Commercial Insurance reflecting the economy's continued effect on the construction, environmental and transportation lines of businesses, which were negatively affected by the credit crisis that limited capital for new projects and a decline in the workers' compensation line of business due to lower payrolls and AIG's strategy to remain price disciplined in this business;

  •
  a decrease in Foreign General Insurance due to negative effect of foreign exchange, the sale of the Brazilian operations in 2008 noted above and lower premiums in Europe, the U.K. and Far East regions;

  •
  a decrease in Foreign Life Insurance & Retirement Services primarily due to lower sales and deposits, the sale of the Brazilian operations, the effect of foreign exchange translation, the effect of equity markets on investment-linked and annuity products globally; and

American International Group, Inc., and Subsidiaries

  •
  a decrease in Domestic Life Insurance premiums, primarily due to lower payout annuities and the sale of AIG Life Canada.

See Segment Results herein for further discussion.

Net Investment Income

The components of consolidated net investment income were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase (Decrease)			Percentage Increase (Decrease)
(in millions)	2009	2008		2009	2008

Fixed maturities, including short-term investments	$6,168	$5,773	7%	$14,949	$16,691	(10)%
Equity securities	155	277	(44)	362	496	(27)
Interest on mortgage and other loans	389	407	(4)	1,173	1,182	(1)
Partnerships	275	(813)	-	(504)	(641)	-
Mutual funds	158	(632)	-	343	(656)	-
Trading account gains (losses)	19	(501)	-	(15)	(722)	-
Other investments	214	228	(7)	707	768	(8)

Total investment income before policyholder income and trading gains (losses)	7,378	4,739	56	17,015	17,118	(1)
Policyholder investment income and trading losses	1,412	(1,561)	-	3,240	(1,729)	-

Total investment income	8,790	3,178	177	20,255	15,389	32
Investment expenses	134	232	(42)	531	761	(30)

Net investment income	$8,656	$2,946	194%	$19,724	$14,628	35%

    Net investment income increased in the three-month period ended September 30, 2009 compared to the same period in 2008 due to:

  •
  increased policyholder investment income and trading gains for Foreign Life Insurance & Retirement Services (together, policyholder trading gains (losses)), compared to the same period in 2008. Policyholder trading losses are offset by a change in policyholder benefits and claims incurred and generally reflect the trends in equity markets, principally in Japan and Asia;

  •
  gains of $224 million and $1.2 billion for the third quarter of 2009 associated with the changes in fair value of AIG's interests in Maiden Lane II LLC (ML II) and ML III, respectively;

  •
  a small trading account gain for the Foreign Life Insurance & Retirement Services business in the U.K. associated with certain investment-linked products compared to a large loss in the same period of 2008; and

  •
  gains from partnership investments and mutual funds reflecting stronger market conditions in 2009 than in 2008.

  These increases were partially offset by:

    •
    lower levels of invested assets in 2009 compared to 2008; and

    •
    lower returns as a result of increased levels of short-term investments that were held for liquidity purposes.

    Net investment income increased in the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to:

  •
  increased policyholder investment income and trading gains and losses for Foreign Life Insurance & Retirement Services as noted above;

  •
  gains associated with the change in fair value of AIG's investment in ML III of $223 million in 2009; and

  •
  gains from mutual fund investments reflecting stronger market conditions in 2009 than in 2008.

American International Group, Inc., and Subsidiaries

  These increases were partially offset by:

    •
    losses associated with the change in fair value of AIG's interests in ML II of $116 million in 2009;

    •
    lower levels of invested assets in 2009 compared to 2008; and

    •
    lower returns as a result of increased levels of short-term investments that were held for liquidity purposes.

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Sales of fixed maturity securities	$386	$(768)	$1,179	$(778)
Sales of equity securities	263	288	399	608
Sales of real estate and other assets	(324)	97	(918)	422
Divested businesses	(885)	-	(1,201)	-
Other-than-temporary impairments:
Severity	(54)	(7,327)	(1,833)	(16,275)
Change in intent	(51)	(8,299)	(1,015)	(9,320)
Foreign currency declines	(64)	(50)	(415)	(1,084)
Issuer-specific credit events	(1,617)	(3,453)	(3,345)	(3,946)
Adverse projected cash flows on structured securities	-	(747)	(148)	(1,621)
Foreign exchange transactions	(20)	1,996	(1,037)	1,258
Derivative instruments	(571)	(49)	996	254

Total	$(2,937)	$(18,312)	$(7,338)	$(30,482)

    Net realized capital losses decreased in the three- and nine-month periods ended September 30, 2009 compared to the same periods in 2008. The 2008 periods included non-credit impairments (i.e. severity losses) that are no longer required for fixed maturity securities due to the adoption of the new other-than-temporary impairments accounting standard. Additionally, other-than-temporary impairments declined from the 2008 periods due to improved market conditions, principally in the second and third quarters of 2009. See Note 5 to the Consolidated Financial Statements; and Investments — Portfolio Review — Other-Than-Temporary Impairments. See also out of period adjustments discussion in Note 1 to the Consolidated Financial Statements.

Unrealized Market Valuation Gains (Losses) on AIGFP Super Senior Credit Default Swap Portfolio

    AIGFP reported unrealized market valuation gains related to its super senior credit default swap portfolio of $959 million and $1.1 billion in the three- and nine-month periods ended September 30, 2009, respectively, and unrealized market valuation losses of $7.1 billion and $21.7 billion in the three- and nine-month periods ended September 30, 2008, respectively. The change in the unrealized market valuation gains (losses) related to AIGFP's super senior credit default swap portfolio was due to the substantial decline in outstanding net notional amount resulting from the termination of contracts in the fourth quarter of 2008 associated with the ML III transaction, the improvement in market conditions in 2009 as well as the narrowing of corporate credit spreads. See Financial Services Operations — Capital Markets Results; Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities; Note 4 to the Consolidated Financial Statements; and Note 5 to the Consolidated Financial Statements in the 2008 Financial Statements.

Other Income (Loss)

    Other income increased in the three-month period ended September 30, 2009 compared to the same period in 2008 primarily due to a net credit valuation adjustment gain of $730 million in 2009 compared to a net credit valuation adjustment loss of $1.1 billion in 2008 on AIGFP's assets and liabilities which are measured at fair value, partially

American International Group, Inc., and Subsidiaries

offset by a decline in Institutional Asset Management revenues due to impairments on proprietary real estate and private equity investments of $674 million as well as lower base management fees on lower base assets under management in 2009.

    Other income increased in the nine-month period ended September 30, 2009 compared to the same period in 2008 due to:

  •
  a net credit valuation adjustment gain of $2.4 billion in 2009 compared to a net credit valuation adjustment loss of $1.6 billion in 2008 on AIGFP's assets and liabilities which are measured at fair value; and

  •
  an improvement of $1.1 billion reflecting the positive effect of hedging activities that did not qualify for hedge accounting, which was driven by the weakening of the U.S. dollar against most major currencies during 2009.

    This increase was partially offset by:

  •
  a $2.1 billion decline in Institutional Asset Management revenues due to impairments on proprietary real estate and private equity investments and lower base management fees noted above;

  •
  a decline of $1.1 billion in income from consolidated managed partnerships and funds, which is offset in net income (loss) attributable to non-controlling interest;

  •
  lower finance charges and other revenues in AGF reflecting the sales of real estate portfolios as part of AGF's liquidity management efforts; and

  •
  a decline in spread-based revenue due to runoff of the GIC business.

Policyholder Benefits and Claims Incurred

    Policyholder benefits and claims incurred decreased in the three-month period ended September 30, 2009 compared to the same period in 2008 due to:

  •
  a reduction of $1.9 billion from dispositions, primarily the sale of the Brazilian operations in 2008, sales of HSB and 21st Century in 2009 and the deconsolidation of Transatlantic in 2009; and

  •
  catastrophe-related losses of $55 million in 2009 compared to $1.4 billion in 2008. Losses in 2008 primarily related to hurricanes Ike and Gustav.

    These decreases were partially offset by an increase in incurred policy losses and benefits expenses for Foreign Life Insurance & Retirement Services due to policyholder trading gains of $1.4 billion in 2009 compared to policyholder trading losses of $1.5 billion in 2008 as discussed above in Net Investment Income.

    Policyholder benefits and claims incurred decreased in the nine-month period ended September 30, 2009 compared to the same period in 2008 due to:

  •
  a reduction of $3.6 billion from dispositions, primarily the sale of the Brazilian operations in 2008, sales of HSB and 21st Century in 2009 and the deconsolidation of Transatlantic in 2009;

  •
  catastrophe-related losses of $55 million in 2009 compared to $1.5 billion in 2008; and

    These decreases were partially offset by:

  •
  an increase in incurred policy losses and benefits expenses for Foreign Life Insurance & Retirement Services due to policyholder trading gains of $3.3 billion in 2009 compared to policyholder trading losses of $1.6 billion in 2008 as discussed above in Net Investment Income; and

  •
  adverse development from prior years in Commercial Insurance and increased current year losses in Foreign General Insurance from exposure to financial lines claims.

American International Group, Inc., and Subsidiaries

Policy Acquisition and Other Insurance Expenses

    Policy acquisition and other insurance expenses decreased in the three-month period ended September 30, 2009 compared to the same period in 2008 primarily due to:

  •
  a reduction of $780 million from dispositions, primarily the sale of the Brazilian operations in 2008, sales of HSB and 21st Century in 2009 and the deconsolidation of Transatlantic in 2009;

  •
  the decline in production levels for General Insurance and Life Insurance & Retirement Services; and

  •
  a premium deficiency reserve of $453 million established in the third quarter of 2008 related to UGC's second-lien business.

    Policy acquisition and other insurance expenses decreased in the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to:

  •
  a reduction of $1.3 billion from dispositions noted above;

  •
  the decline in production levels for General Insurance and Life Insurance & Retirement Services; and

  •
  a premium deficiency reserve of $453 million in 2008 noted above.

Interest Expense

    Interest expense increased in the three- and nine-month periods ended September 30, 2009 compared to the same period in 2008 primarily due to interest expense on the FRBNY Facility. Interest expense on the FRBNY Facility was $1.3 billion and $4.2 billion, respectively, for the three- and nine-month periods ended September 30, 2009 and included $822 million and $2.5 billion, respectively, of amortization of the prepaid commitment fee asset and $430 million and $1.7 billion, respectively, of accrued compounding interest. During 2009, interest expense benefited from a reduced interest rate on the FRBNY Facility; however, because the facility was outstanding for the full quarter in 2009 compared to only 15 days in 2008, the interest expense in the 2009 period was higher than in the 2008 period. These amounts are reflected in the Other category in AIG's segment results.

Restructuring Expenses and Related Asset Impairment and Other Expenses

    In the fourth quarter of 2008, AIG commenced an organization-wide restructuring plan under which some of its businesses are being divested, some will be held for later divestiture, some are being prepared for potential offerings to the public and some will be retained. In connection with activities under this plan, AIG recorded restructuring and separation expenses of $371 million in the three-month period ended September 30, 2009, consisting of severance expenses of $57 million, contract termination expenses of $1 million, asset write-downs of $97 million, other exit expenses of $78 million and separation expenses of $138 million. AIG recorded restructuring and separation expenses of $1.1 billion in the nine-month period ended September 30, 2009, consisting of severance expenses of $138 million, contract termination expenses of $40 million, asset write-downs of $118 million, other exit expenses of $359 million, and separation expenses of $421 million.

    Other exit expenses primarily include professional fees related to (i) disposition activities, (ii) AIG's capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding of AIGFP's businesses and portfolios.

    Severance and separation expenses described above include retention awards of $126 million and $407 million for the three- and nine-month periods ended September 30, 2009, respectively, to key employees to maintain ongoing business operations and facilitate the successful execution of the restructuring and asset disposition plan. The awards under these retention plans were granted in 2008 and are accrued ratably over the future service periods, which range from 2008 to 2011. The total amount expected to be incurred related to these 2008 retention plans is approximately $1.1 billion. AIG made payments to the employees under these plans in 2008 and the first nine months of 2009 and expects to make further payments for the remainder of 2009 through 2011. The ultimate amount paid could be less primarily due to the effect of forfeitures.

American International Group, Inc., and Subsidiaries

Amounts charged to expense, and expected to be charged to expense, and the total amounts expected to be incurred under the 2008 retention plans, by operating segment, are as follows:

(In millions)	General Insurance	Life Insurance & Retirement Services	Financial Services	Asset Management	Other	Total

Amounts charged to expense:
Three months ended September 30, 2009	$30	$33	$48	$8	$7	$126
Nine months ended September 30, 2009	99	111	139	23	35	407
Cumulative incurred since inception of restructuring plan(a)	182	164	426	70	108	950
Amounts expected to be incurred in future periods:
Remainder of 2009	18	28	31	5	8	90
2010	7	16	-	-	2	25
2011	-	1	-	-	-	1

Total amounts expected to be incurred in future periods	25	45	31	5	10	116

Total amounts expected to be incurred	$207	$209	$457	$75	$118	$1,066	(b)

(a)
Includes an adjustment of $51 million in Financial Services to increase the cumulative amount incurred since inception for retention amounts paid in 2008.

(b)
At September 30, 2009, remaining amounts payable totaled $515 million.

    Total restructuring and separation expenses could have a material effect on future consolidated results of operations and cash flows.

    See Note 2 to the Consolidated Financial Statements for additional discussion regarding restructuring and separation expenses.

Other Expenses

    Other expenses for the three-month period ended September 30, 2009 was essentially unchanged compared to the same period in 2008. Other expenses decreased in the nine-month period ended September 30, 2009 compared to the same periods in 2008 primarily due to a decrease in compensation-related costs resulting from the deconsolidation of certain portfolio investments and the sale of Private Bank in the Asset Management segment and lower interest expense on GICs, partially offset by increased goodwill impairments in the Asset Management segment.

Income Taxes (Benefits)

    The effective tax rates on pre-tax losses for the three- and nine-month periods ended September 30, 2009 were 92.8 percent and 37.1 percent, respectively. The effective tax rates were higher than the statutory rate of 35 percent due primarily to tax exempt interest and the change in estimated U.S. tax liability with respect to the potential sale of subsidiaries, partially offset by an increase in the valuation allowance and reserve for uncertain tax positions.

    At September 30, 2009, AIG reported a net deferred tax asset after valuation allowance of $6.8 billion. This asset was net of $3.9 billion of net deferred tax liabilities related to foreign subsidiaries and certain domestic subsidiaries that file separate tax returns and $0.5 billion of deferred tax liabilities on available for sale securities which are evaluated separately. Management determined, based on its assessments of future earnings, principally related to AIG's divestiture plan, that it is more likely than not that the remaining $11.2 billion net deferred tax asset is realizable.

    Realization of AIG's net deferred tax asset depends on AIG's ability to consummate the proposed AIA and ALICO transactions and to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred.

American International Group, Inc., and Subsidiaries

    Estimates of future taxable income could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG's consolidated financial condition or its results of operations.

    When making its assessment about the realization of its deferred tax assets at September 30, 2009, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed to date and additional actions expected to be completed, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts. Management has also considered the period during which it expects to receive support from the FRBNY.

    The effective tax rates on the pre-tax losses for the three- and nine-month periods ended September 30, 2008 were 12.3 percent and 21.5 percent, respectively. The effective tax rates were lower than the statutory rate of 35 percent due primarily to $3.6 billion of deferred tax expense attributable to the potential sale of foreign businesses and a $3.3 billion valuation allowance to reduce tax benefits on capital losses to the amount that AIG believes is more likely than not to be realized.

    See Note 12 to the Consolidated Financial Statements for a rollforward of the deferred tax asset and related valuation allowance.

Segment Results

The following table summarizes the operations of each operating segment. (See also Note 3 to Consolidated Financial Statements.)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase (Decrease)			Percentage Increase (Decrease)
(in millions)	2009	2008		2009	2008

Total Revenues(a)(b):
General Insurance(c)	$9,165	$8,450	8%	$26,139	$28,188	(7)%
Life Insurance & Retirement Services	13,192	(4,642)	-	37,034	14,271	160
Financial Services(d)(e)	3,106	(5,851)	-	6,534	(16,016)	-
Asset Management	(958)	10	-	(207)	658	-
Other(c)	1,566	2,935	(47)	7,609	8,561	(11)
Consolidation and eliminations	(22)	(4)	-	(1,077)	(800)	-

Total	26,049	898	-	76,032	34,862	118

Net realized capital gains (losses)(a)(b):
General Insurance(c)	92	(1,366)	-	(561)	(2,105)	-
Life Insurance & Retirement Services	(932)	(16,341)	-	(3,755)	(25,720)	-
Financial Services(d)	(657)	(33)	-	(681)	(169)	-
Asset Management	(1,169)	(1,116)	-	(1,243)	(2,985)	-
Other(c)	(271)	544	-	(1,098)	497	-

Total	(2,937)	(18,312)	-	(7,338)	(30,482)	-

Operating Income (loss)(a)(b):
General Insurance(c)	814	(1,261)	-	1,908	1,466	30
Life Insurance & Retirement Services	1,281	(15,329)	-	1,214	(19,561)	-
Financial Services(d)(e)	900	(8,203)	-	(311)	(22,880)	-
Asset Management	(2,235)	(1,144)	-	(3,090)	(2,709)	-
Other(c)	(1,338)	(2,712)	-	(5,135)	(4,758)	-
Consolidation and eliminations	371	464	-	158	237	-

Total	$(207)	$(28,185)	-%	$(5,256)	$(48,205)	-%

American International Group, Inc., and Subsidiaries

(a)
Includes gains (losses) from hedging activities that did not qualify for hedge accounting, including the related foreign exchange gains and losses, and, for third-party hedges, credit valuation adjustments. For the three-month periods ended September 30, 2009 and 2008, the effect was $(141) million and $1.2 billion, respectively, in both revenues and operating income (loss). For the nine-month periods ended September 30, 2009 and 2008, the effect was $740 million and $705 million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(b)
Includes other-than-temporary impairment charges. See also Invested Assets — Portfolio Review — Other-Than-Temporary Impairments for further discussion.

(c)
In order to better align financial reporting with the manner in which AIG's chief operating decision makers manage their businesses, beginning in the second quarter of 2009, the results for Transatlantic, Personal Lines, Mortgage Guaranty and HSB are included in AIG's Other operations. These amounts were previously reported as part of the General Insurance operating segment. Prior period amounts have been revised to conform to the current presentation. As a result of dispositions, only Mortgage Guaranty is reporting ongoing results of operations commencing in the third quarter of 2009.

(d)
Includes gains (losses) from hedging activities that did not qualify for hedge accounting, including the related foreign exchange gains and losses and, for third-party hedges, credit valuation adjustments. For the three-month periods ended September 30, 2009 and 2008, the effect was $(111) million and $217 million, respectively, in both revenues and operating income (loss). For the nine-month periods ended September 30, 2009 and 2008, the effect was $121 million and $18 million, respectively, in both revenues and operating income (loss). These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(e)
Includes unrealized market valuation gains of $959 million and losses of $7.1 billion for the three-month periods ended September 30, 2009 and 2008, respectively, and gains of $1.1 billion and losses of $21.7 billion for the nine-month periods ended September 30, 2009 and 2008, respectively, on AIGFP's super senior credit default swap portfolio.

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

    AIG's Foreign General insurance group writes both commercial and consumer lines of insurance through a network of branches and foreign based insurance subsidiaries. Foreign General insurance group uses various marketing methods and multiple distribution channels to write both commercial and consumer lines insurance with certain refinements for local laws, customs and needs. Foreign General insurance group operates in Asia, the Pacific Rim, Europe, the U.K., Africa, the Middle East and Latin America.

    In order to better align financial reporting with the manner in which AIG's chief operating decision makers manage their businesses, beginning in the second quarter of 2009, the results for Transatlantic, Personal Lines (excluding the results of the Private Client Group), and Mortgage Guaranty, previously reported as part of the General Insurance operating segment, are now included in AIG's Other operations. In addition, the historical results of HSB (which was sold on March 31, 2009), which were previously included in Commercial Insurance, are also now included in AIG's Other operations. Prior period amounts have been revised to conform to the current presentation.

American International Group, Inc., and Subsidiaries

General Insurance Results

General Insurance operating income is comprised of statutory underwriting profit (loss), changes in DAC, net investment income and net realized capital gains and losses. Operating income (loss), as well as net premiums written, net premiums earned, net investment income and net realized capital gains (losses) and statutory ratios, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase (Decrease)			Percentage Increase (Decrease)
(in millions, except ratios)	2009	2008		2009	2008

Net premiums written:
Commercial Insurance	$5,002	$5,630	(11)%	$14,154	$16,833	(16)%
Foreign General Insurance	3,074	3,647	(16)	9,580	11,712	(18)

Total	$8,076	$9,277	(13)%	$23,734	$28,545	(17)%

Net premiums earned:
Commercial Insurance	$4,807	$5,762	(17)%	$14,982	$17,096	(12)%
Foreign General Insurance	3,132	3,532	(11)	9,262	10,740	(14)

Total	$7,939	$9,294	(15)%	$24,244	$27,836	(13)%

Net investment income:
Commercial Insurance	$889	$517	72%	$1,834	$1,853	(1)%
Foreign General Insurance	245	5	-	622	604	3

Total	$1,134	$522	117%	$2,456	$2,457	-%

Net realized capital gains (losses)	$92	$(1,366)	-%	$(561)	$(2,105)	-%

Operating income (loss):
Commercial Insurance	$582	$(1,052)	-%	$941	$143	-%
Foreign General Insurance	232	(209)	-	967	1,323	(27)

Total	$814	$(1,261)	-%	$1,908	$1,466	30%

Statutory underwriting profit (loss)*:
Commercial Insurance	$(374)	$(464)	-%	$(259)	$74	-%
Foreign General Insurance	(112)	74	-	218	881	(75)

Total	$(486)	$(390)	-%	$(41)	$955	-%

Commercial Insurance
Loss ratio	84.8	87.1		80.9	78.8
Expense ratio	21.6	21.9		21.2	21.0

Combined ratio	106.4	109.0		102.1	99.8

Foreign General Insurance
Loss ratio	61.3	59.3		57.3	54.9
Expense ratio	42.1	37.9		39.1	35.1

Combined ratio	103.4	97.2		96.4	90.0

Total
Loss ratio	75.5	76.5		71.9	69.5
Expense ratio	29.7	28.0		28.1	26.5

Combined ratio	105.2	104.5		100.0	96.0

*
Statutory underwriting profit (loss) is a measure that U.S. domiciled insurance companies are required to report to their regulatory authorities. The following table reconciles statutory underwriting profit (loss) to operating income (loss) for General Insurance:

American International Group, Inc., and Subsidiaries

(in millions)	Commercial Insurance	Foreign General Insurance	Total

Three Months Ended September 30, 2009
Statutory underwriting profit (loss)	$(374)	$(112)	$(486)
Increase (decrease) in DAC	68	6	74
Net investment income	889	245	1,134
Net realized capital gains (losses)	(1)	93	92

Operating income (loss)	$582	$232	$814

Three Months Ended September 30, 2008
Statutory underwriting profit (loss)	$(464)	$74	$(390)
Increase in DAC	(52)	25	(27)
Net investment income	517	5	522
Net realized capital gains (losses)	(1,053)	(313)	(1,366)

Operating income (loss)	$(1,052)	$(209)	$(1,261)

Nine Months Ended September 30, 2009
Statutory underwriting profit (loss)	$(259)	$218	$(41)
Increase (decrease) in DAC	(59)	113	54
Net investment income	1,834	622	2,456
Net realized capital gains (losses)	(575)	14	(561)

Operating income (loss)	$941	$967	$1,908

Nine Months Ended September 30, 2008
Statutory underwriting profit (loss)	$74	$881	$955
Increase in DAC	(32)	191	159
Net investment income	1,853	604	2,457
Net realized capital gains (losses)	(1,752)	(353)	(2,105)

Operating income (loss)	$143	$1,323	$1,466

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Decrease in original currency*	(12.0)%	(2.3)%	(14.4)%	(3.1)%
Foreign exchange effect	(0.9)	2.5	(2.5)	3.1

Increase (decrease) as reported in U.S. dollars	(12.9)%	0.2%	(16.9)%	-%

*
Computed using a constant exchange rate for each period.

Quarterly General Insurance Results

    General Insurance reported operating income in the three-month period ended September 30, 2009 compared to an operating loss in the same period in 2008 due to a significant increase in net investment income and the absence of realized capital losses in 2009, which more than offset an increased underwriting loss.

    General Insurance net premiums written decreased 13 percent in the three-month period ended September 30, 2009 compared to the same period in 2008. Net premiums written were affected by foreign exchange rates and a decline in U.S. workers' compensation premiums due to lower payrolls and a strategy to remain price disciplined. General Insurance net premiums written also declined due to the previous sale of the Brazilian operations.

American International Group, Inc., and Subsidiaries

    The combined ratio for the three-month period ended September 30, 2009 increased compared to the same period in 2008. The loss ratio for accident year 2009 recorded in the three-month period ended September 30, 2009 was 6.4 points lower than the loss ratio for accident year 2008 recorded in the three-month period ended September 30, 2008 due to lower catastrophe losses in the current year, partially offset by premium rate decreases and changes in loss trends. Prior year development increased incurred losses by $246 million in the three-month period ended September 30, 2009 and decreased incurred losses by $189 million in the three-month period ended September 30, 2008. Catastrophes increased incurred losses by $55 million and $1.2 billion in the three-month periods ended September 30, 2009 and 2008, respectively.

Year-to-Date General Insurance Results

    General Insurance operating income increased in the nine-month period ended September 30, 2009 compared to the same period in 2008 due to lower net realized capital losses from other-than-temporary impairments on investments, which more than offset a significant deterioration in underwriting results.

    General Insurance net premiums written decreased in the nine-month period ended September 30, 2009 compared to the same period in 2008. Net premiums written were affected by foreign exchange rates, the U.S. construction, real estate and transportation lines of business, which were negatively affected by the credit crisis that limited capital for new projects, and a decline in U.S. workers' compensation premiums due to lower payrolls and a strategy to remain price disciplined. General Insurance net premiums written also declined due to the previous sale of the Brazilian operations.

    The combined ratio for the nine-month period ended September 30, 2009 increased compared to the same period in 2008. The loss ratio for accident year 2009 recorded in the nine-month period ended September 30, 2009 was 0.8 points lower than the loss ratio for accident year 2008 recorded in the nine-month period ended September 30, 2008 due to lower catastrophe losses in the current year, partially offset by premium rate decreases and changes in loss trends. Prior year development increased incurred losses by $478 million in the nine-month period ended September 30, 2009 and decreased incurred losses by $341 million in the nine-month period ended September 30, 2008. The net adverse development for 2009 includes $172 million of favorable development related to loss sensitive policies compared to $339 million of favorable development related to loss sensitive policies in the same period in 2008. The favorable development related to loss sensitive policies had no effect on underwriting profit as it was entirely offset by a decline in earned premiums. For the first nine months of 2009 the current accident year combined ratio was 97.5 percent.

    See Results of Operations — Consolidated Results for further discussion on Net investment income and Realized capital gains (losses).

Quarterly Commercial Insurance Results

    Commercial Insurance operating income increased in the three-month period ended September 30, 2009 compared to the same period in 2008 mainly due to an increase in net investment income and lower net realized capital losses.

    Commercial Insurance net premiums written decreased 11 percent in the three-month period ended September 30, 2009 compared to the same period in 2008. The decline can be attributed to the construction, real estate and transportation lines of businesses, which were negatively affected more than other AIG lines by the credit crisis that limited capital for new projects, and a decline in the workers' compensation line of business due to lower payrolls and a strategy to remain price disciplined, as well as to the overall state of the weakened economy.

    The loss ratio recorded in the three-month period ended September 30, 2009 decreased compared to the same period in 2008. The loss ratio for accident year 2009 recorded in the three-month period ended September 30, 2009 was 10.4 points lower than the loss ratio for accident year 2008 recorded in the three-month period ended September 30, 2008 due to lower catastrophe losses in the current year, partially offset by premium rate decreases and adverse changes in loss trends. Net prior year development increased incurred losses by $256 million in the three-month period ended September 30, 2009 and decreased incurred losses by $140 million in the three-month period

American International Group, Inc., and Subsidiaries

ended September 30, 2008. Catastrophes increased incurred losses by $55 million and $1.1 billion in the three-month periods ended September 30, 2009 and 2008, respectively.

    The expense ratio decreased in the three-month period ended September 30, 2009 compared to the same period in 2008. Overall expenses were down $107 million, or 9 percent from prior year due to continued focus on variable expenses, partially offset by higher pension costs and other restructuring charges.

Year-to-Date Commercial Insurance Results

    Commercial Insurance operating income increased in the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to lower net realized capital losses from other-than-temporary impairments on investments, which more than offset an underwriting loss.

    Net premiums written decreased in the nine-month period ended September 30, 2009 compared to the same period in 2008 due to declines in workers' compensation premiums and the construction, real estate and transportation lines of businesses as described above. Net premiums written were also adversely affected by AIG's negative publicity in the current year.

    The loss ratio recorded in the nine-month period ended September 30, 2009 increased compared to the same period in 2008. The loss ratio for accident year 2009 recorded in the nine-month period ended September 30, 2009 was 2.4 points lower than the loss ratio for accident year 2008 recorded in the nine-month period ended September 30, 2008 due to lower catastrophe losses in the current year, partially offset by premium rate decreases and adverse changes in loss trends. Prior year development increased incurred losses by $482 million in the nine-month period ended September 30, 2009 and reduced incurred losses by $276 million in the nine-month period ended September 30, 2008. The net adverse development includes favorable development related to loss sensitive policies of $172 million in the nine-month period ended September 30, 2009 and $339 million in the nine-month period ended September 30, 2008. For the first nine months of 2009, the current accident year combined ratio was 98.0.

    The expense ratio remained flat in the nine-month period ended September 30, 2009 compared to the same period in 2008. Overall expenses were down $442 million, or 12 percent from prior year due to lower variable expenses, partially offset by higher pension costs and other restructuring costs.

Foreign General Insurance Results

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Foreign General Insurance net premiums written:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Increase (decrease) in original currency*	(13.2)%	4.2%	(12.2)%	6.8%
Foreign exchange effect	(2.5)	7.3	(6.0)	8.8

Increase (decrease) as reported in U.S. dollars	(15.7)%	11.5%	(18.2)%	15.6%

*
Computed using a constant exchange rate for each period.

Quarterly Foreign General Insurance Results

    Foreign General Insurance operating income increased in the three-month period ended September 30, 2009 compared to the same period in 2008 due to an increase in net investment income related to improving equity mutual fund income as a result of the stronger performance in the equity markets offset by an underwriting loss.

    Net premiums written decreased in the three-month period ended September 30, 2009 compared to the same period in 2008. The effect of foreign exchange contributed to 2.5 percent of this decline and the sale of the Brazilian operations in 2008 contributed to 9.3 percent of the decline. Net premiums written for the Lloyd's syndicate Ascot

American International Group, Inc., and Subsidiaries

exhibited strong growth in the third quarter due to an improved rate environment and contributed to the highest levels of core production growth in Foreign General Insurance since September 2008. However, the negative effect of the economic downturn and customer de-risking continues to have a negative effect on net premium growth. The consumer lines business was affected by the continued global recessionary pressure reducing the number of overseas travelers and auto sales, particularly in the Far East region.

    The loss ratio in the three-month period ended September 30, 2009 increased by 2.0 points compared to the same period in 2008. The third quarter 2009 loss ratio was primarily negatively affected by the increased loss activity arising from the recent disruption in the financial markets as well as financial frauds (6.4 points), while the same period in 2008 was affected by natural catastrophes Hurricane Ike and Gustav (3.6 points). The loss ratio for accident year 2009 recorded in the third quarter of 2009 was higher than the loss ratio for accident year 2008 recorded in the third quarter of 2008 reflecting an increased actuarial adjustment to the loss estimates made in the current quarter including adjustments to the first and second quarters of 2009.

    The expense ratio increased in the three-month period ended September 30, 2009 compared to the same period in 2008 due to increased separation costs, restructuring charges, certain bad debt-related expenses, pension costs, as well as lower earned premiums.

Year-to-Date Foreign General Insurance Results

    Foreign General Insurance operating income decreased in the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to a decrease in underwriting profit offset by an increase in net investment income reflecting higher equity mutual fund income related to stronger performance in the equity markets.

    Net premiums written decreased in the nine-month period ended September 30, 2009 compared to the same period in 2008. The effect of foreign exchange contributed to 6.0 percent of this decline and the sale of the Brazilian operations in 2008 contributed to 7.2 percent of the decline. The Europe region maintained strong client and policy retention in the third quarter and continues to return to historical levels. In the Far East operations, the economic downturn continued to negatively affect new business in the consumer lines portfolio.

    The loss ratio in the nine-month period ended September 30, 2009 increased by 2.3 points compared to the same period in 2008 reflecting claim increases in the financial institutions professional indemnity book as a result of the credit crisis, continued exposure to credit and fraud claims along with higher claims frequency in major markets. For the first nine months of 2009 the current accident year combined ratio was 96.4 percent.

    The expense ratio increased in the nine- month period ended September 30, 2009 compared to the same period in 2008 due to increased separation costs, restructuring charges, certain costs associated with bad debt-related expenses, pension costs, as well as lower earned premiums.

Liability for unpaid claims and claims adjustment expense

    The following discussion on the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for the Commercial Insurance and Foreign General Insurance reporting units in the General Insurance operating segment and loss reserves pertaining to divested and/or noncore businesses, comprising the Transatlantic, Personal Lines and Mortgage Guaranty reporting units reported in AIG's Other category.

American International Group, Inc., and Subsidiaries

The following table presents the components of the loss reserves by major lines of business on a statutory annual statement basis(a):

(in millions)	September 30, 2009	December 31, 2008

Other liability occurrence	$19,086	$19,773
Workers' compensation	14,537	15,170
Other liability claims made	12,249	13,189
International	12,058	11,786
Auto liability	3,939	5,593
Property	3,958	5,201
Mortgage Guaranty/Credit	5,059	3,137
Reinsurance	133	3,102
Products liability	2,338	2,400
Medical malpractice	1,620	2,210
Aircraft	1,381	1,693
Accident and health	1,590	1,451
Commercial multiple peril	1,060	1,163
Fidelity/surety	867	1,028
Other	1,724	2,362

Total(b)	$81,599	$89,258

(a)
Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

(b)
The decrease from the December 31, 2008 loss reserve amount was primarily due to the deconsolidation of Transatlantic.

    AIG's gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for incurred but not yet reported reserves (IBNR) and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting therefrom are currently reflected in operating income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

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

    At September 30, 2009, net loss reserves decreased $7.58 billion from the prior year-end to $64.87 billion primarily due to dispositions. The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.

American International Group, Inc., and Subsidiaries

The following table classifies the components of the net liability for unpaid claims and claims adjustment expense by business unit:

(in millions)	September 30, 2009	December 31, 2008

General Insurance segment:
Commercial Insurance(a)	$48,535	$48,896
Foreign General Insurance	11,904	10,853

Total General Insurance	60,439	59,749

Noncore businesses:
Transatlantic(b)	-	7,349
21st Century(a)(b)	-	2,065
Mortgage Guaranty	4,434	3,004
HSB(b)	-	288

Total noncore businesses	4,434	12,706

Total net loss reserves	$64,873	$72,455

(a)
December 31, 2008 balances have been revised to reclassify Private Client Group into Commercial Insurance.

(b)
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009; and HSB was sold during the first quarter of 2009.

Discounting of Reserves

    At September 30, 2009, net loss reserves reflect a loss reserve discount of $2.57 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain other liability occurrence and products liability occurrence business in AIRCO that was written by Commercial Insurance is discounted based on the yield of Department of the Treasury securities ranging from one to twenty years and the Commercial Insurance payout pattern for this business. The discount is comprised of the following: $733 million — tabular discount for workers' compensation in Commercial Insurance; $1.7 billion — non-tabular discount for workers' compensation in Commercial Insurance; $140 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO for Commercial Insurance business. Since 1998, AIRCO has assumed on a quota share basis certain general liability and products liability business written by Commercial Insurance, and the reserves for this business are carried on a discounted basis by AIRCO.

Quarterly Reserving Process

    AIG believes that the net loss reserves are adequate to cover net losses and loss expenses as of September 30, 2009. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of September 30, 2009. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG's consolidated financial condition, although it could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

American International Group, Inc., and Subsidiaries

The following table presents the reconciliation of net loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Net liability for unpaid claims and claims adjustment expense at beginning of period	$65,770	$72,331	$72,455	$69,288
Foreign exchange effect	245	(765)	1,035	(502)
Dispositions*	(1,819)	-	(9,657)	-

Losses and loss expenses incurred:
Current year	6,407	9,723	21,206	26,364
Prior years, other than accretion of discount	191	(144)	526	(215)
Prior years, accretion of discount	98	79	294	255

Losses and loss expenses incurred	6,696	9,658	22,026	26,404

Losses and loss expenses paid	6,019	7,471	20,986	21,437

Net liability for unpaid claims and claims adjustment expense at end of period	$64,873	$73,753	$64,873	$73,753

*
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009; and HSB was sold during the first quarter of 2009.

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Prior Accident Year Development by Reporting Unit:
General Insurance segment:
Commercial Insurance	$256	$(140)	$482	$(276)
Foreign General Insurance	(10)	(49)	(4)	(65)

Total General Insurance segment	246	(189)	478	(341)

Noncore businesses:
Transatlantic*	-	1	(5)	2
21st Century*	-	(4)	(17)	80
Mortgage Guaranty	(55)	69	73	127
HSB*	-	(21)	(3)	(46)

Total noncore businesses	(55)	45	48	163

Asbestos settlements	-	-	-	(37)

Prior years, other than accretion of discount	$191	$(144)	$526	$(215)

*
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009 and HSB was sold during the first quarter of 2009.

American International Group, Inc., and Subsidiaries

	Calendar Year
(in millions)	2009	2008

Prior Accident Year Development by Accident Year:
Accident Year
2008	$247
2007	(76)	$(259)
2006	(200)	(388)
2005	(11)	(396)
2004	44	(269)
2003	7	66
2002 and prior	515	1,031

Prior years, other than accretion of discount	$526	$(215)

    In determining the quarterly loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each profit center. For example, if loss emergence for a profit center is different than expected for certain accident years, AIG's actuaries examine the indicated effect such emergence would have on the reserves of that profit center. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the profit center's reserves for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each profit center, as appropriate, in the three-month period ended September 30, 2009 to determine the loss development from prior accident years for the three-month period ended September 30, 2009. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

2009 Net Loss Development

Quarterly Development

    In the three-month period ended September 30, 2009, General Insurance net loss development from prior accident years, excluding $98 million from accretion of loss reserve discount, was adverse by approximately $246 million due to adverse development of:

  •
  $115 million relating to excess casualty business within Commercial Insurance, primarily from accident years 2005 and prior;

  •
  $68 million pertaining to certain reinsurance commutations within Commercial Insurance relating to accident years 2002 and prior;

  •
  $39 million pertaining to excess workers compensation business within Commercial Insurance relating to accident years 2002 and prior; and

  •
  $29 million pertaining to asbestos within Commercial Insurance and Foreign General, largely attributable to one defendant.

    AIG's total net loss development from prior accident years for the three-month period ended September 30, 2009, including noncore businesses, was adverse by approximately $191 million. The noncore businesses prior year development includes $55 million of favorable development from Mortgage Guaranty.

American International Group, Inc., and Subsidiaries

Year-to-date Development

    In the nine-month period ended September 30, 2009, General Insurance net loss development from prior accident years, excluding $294 million from accretion of loss reserve discount, was adverse by approximately $478 million due to adverse development of:

  •
  $420 million relating to excess casualty business within Commercial Insurance, related to accident years 2006 and prior, which was attributable to loss emergence significantly in excess of the historical loss emergence pattern for this class of business;

  •
  $115 million pertaining to certain reinsurance commutations within Commercial insurance, relating to accident years 2002 and prior;

  •
  $80 million pertaining to a surety claim within Commercial Insurance from accident year 2007;

  •
  $75 million pertaining to asbestos claims from accident years 2002 and prior, primarily relating to Commercial Insurance; and

  •
  $50 million pertaining to excess workers compensation within Commercial Insurance, relating to accident years 2002 and prior.

    The adverse development was partially offset by favorable development of:

•
$150 million from Lexington within Commercial Insurance, pertaining to $270 million favorable development from Lexington's healthcare, CAT excess, and casualty businesses related primarily to accident years 2002 through 2007, offset by approximately $120 million of adverse development in Lexington's property businesses relating primarily to accident year 2008; and

•
$170 million relating to loss sensitive business within Commercial Insurance; however, Commercial Insurance underwriting result did not benefit due to a corresponding reduction to net earned premiums.

    AIG's total net loss development from prior accident years for the nine-month period ended September 30, 2009, including noncore businesses, was adverse by approximately $526 million. Mortgage Guaranty accounted for approximately $73 million of adverse development, relating primarily to accident year 2008.

2008 Net Loss Development

Quarterly Development

    In the three-month period ended September 30, 2008, General Insurance net loss development from prior accident years, excluding $79 million from accretion of loss reserve discount, was favorable by approximately $189 million due to favorable development of:

  •
  $140 million from business written within Commercial Insurance by Lexington, including casualty, catastrophic casualty, healthcare and program business;

  •
  $120 million from accident years 2001 and prior as the result of the commutation of one large account within Commercial Insurance; and

  •
  $105 million as a result of an update in the third quarter of 2008 of AIG's ground up projections of claims exposure for the D&O and related management liability classes of business within AIG Executive Liability. AIG utilized the ultimate loss estimates resulting from these claims projections as a benchmark in determining the appropriate loss reserves for this business. The third quarter results reflected approximately $185 million of favorable development from accident years 2004 through 2006, partially offset by approximately $80 million of adverse development from accident years 2000 through 2002.

    The favorable development was partially offset by adverse development of $170 million from excess casualty business within Commercial Insurance, primarily from accident years 2003 and prior. This adverse development relating to excess casualty reflected continued emergence of latent claims such as construction defect, product

American International Group, Inc., and Subsidiaries

aggregate, and pharmaceutical related exposures, as well as higher than expected large loss activity from these accident years.

    AIG's total net loss development from prior accident years for the three-month period ended September 30, 2008, including noncore businesses, was favorable by approximately $144 million. The noncore business prior year development included $69 million of adverse development from Mortgage Guaranty in the three-month period ended September 30, 2008, reflecting the adverse claims environment, including $77 million of adverse development from accident year 2007.

Year-to-date Development

    In the nine-month period ended September 30, 2008, General Insurance net loss development from prior accident years was favorable by approximately $341 million, including $339 million of favorable development relating to loss sensitive business in the first three months of 2008 (which was offset by an equal amount of negative earned premium development), and excluding $255 million from accretion of loss reserve discount. Excluding both the favorable development relating to loss sensitive business and accretion of loss reserve discount, General Insurance net loss development from prior accident years in the nine-month period ended September 30, 2008, was favorable by $2 million. The overall favorable development of $341 million consisted of favorable development of:

  •
  $339 million from loss sensitive business written by commercial casualty within Commercial Insurance;

  •
  $400 million from business written by Lexington, including healthcare, catastrophic casualty, casualty and program businesses; and

  •
  $250 million from accident years 2004 and 2005 from executive liability business within Commercial Insurance, partially offset by adverse development from earlier accident years.

    The favorable development was partially offset by adverse development of approximately $485 million from excess casualty business within Commercial Insurance, reflecting a variety of other latent claims and large losses. AIG's exposure to these latent exposures was reduced after 2002 due to significant changes in policy terms and conditions as well as underwriting guidelines. The excess casualty developments included approximately $175 million from claims related to MTBE, a gasoline additive, on claims from accident years 2000 and prior.

    AIG's total net loss development from prior accident years for the nine-month period ended September 30, 2008, including noncore businesses, was favorable by approximately $215 million. The noncore business prior year development included adverse development from 21st Century and Mortgage Guaranty. Mortgage Guaranty contributed $126 million of overall adverse development in the nine-month period ended September 30, 2008, with $119 million relating to accident year 2007.

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

    As described more fully in the 2008 Form 10-K, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the nine-month period ended September 30, 2009, a moderate amount of adverse incurred loss development pertaining to asbestos was reflected in the table that follows. This development was primarily attributable to several large defendants.

American International Group, Inc., and Subsidiaries

A summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined appears in the table below. The vast majority of such claims arise from policies written in 1984 and prior years. The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the table below.

	Nine Months Ended September 30,
	2009		2008
(in millions)	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,443	$1,200	$3,864	$1,454
Dispositions(a)	(84)	(21)	-	-
Losses and loss expenses incurred(b)	184	78	76	18
Losses and loss expenses paid(b)	(473)	(129)	(540)	(228)

Liability for unpaid claims and claims adjustment expense at end of period	$3,070	$1,128	$3,400	$1,244

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$417	$194	$515	$237
Dispositions(a)	(37)	(7)	-	-
Losses and loss expenses incurred(b)	2	-	(40)	1
Losses and loss expenses paid(b)	(37)	(23)	(39)	(28)

Liability for unpaid claims and claims adjustment expense at end of period	$345	$164	$436	$210

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,860	$1,394	$4,379	$1,691
Dispositions(a)	(121)	(28)	-	-
Losses and loss expenses incurred(b)	186	78	36	19
Losses and loss expenses paid(b)	(510)	(152)	(579)	(256)

Liability for unpaid claims and claims adjustment expense at end of period	$3,415	$1,292	$3,836	$1,454

(a)
Includes reserves for Transatlantic, which was deconsolidated during the second quarter of 2009 and 21st Century which was sold in the third quarter of 2009.

(b)
All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

The gross and net IBNR included in the liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined were estimated as follows:

	2009		2008
Nine Months Ended September 30, (in millions)
	Gross	Net	Gross	Net

Asbestos	$1,924	$856	$2,211	$989
Environmental	177	77	259	111

Combined	$2,101	$933	$2,470	$1,100

A summary of asbestos and environmental claims count activity was as follows:

	2009			2008
Nine Months Ended September 30,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,780	6,674	12,454	6,563	7,652	14,215
Claims during year:
Opened	465	860	1,325	514	864	1,378
Settled	(205)	(154)	(359)	(130)	(105)	(235)
Dismissed or otherwise resolved	(602)	(1,256)	(1,858)	(823)	(1,561)	(2,384)

Claims at end of period	5,438	6,124	11,562	6,124	6,850	12,974

American International Group, Inc., and Subsidiaries

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at September 30, 2009 and 2008. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The September 30, 2009 survival ratio is lower than the ratio at September 30, 2008 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at September 30, 2009 by approximately 0.8 years and 1.9 years, respectively, and reduced gross and net asbestos survival ratios at September 30, 2008 by approximately 1.2 years and 2.7 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG's determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

AIG's survival ratios for asbestos and environmental claims, separately and combined, were based upon a three-year average payment and were as follows:

Nine Months Ended September 30,	Gross	Net

2009
Survival ratios:
Asbestos	4.5	3.6
Environmental	4.3	3.3
Combined	4.4	3.6

2008
Survival ratios:
Asbestos	5.3	4.1
Environmental	4.6	3.7
Combined	5.2	4.0

Life Insurance & Retirement Services Operations

    AIG's Life Insurance & Retirement Services operations offer a wide range of insurance and retirement savings products both domestically and abroad.

    AIG's Foreign Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities. The Foreign Life Insurance & Retirement Services products are sold through independent producers, career agents, financial institutions and direct marketing channels.

    AIG's Domestic Life Insurance operations offer a broad range of protection products, such as individual life insurance and group life and health products, including disability income products and payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. The Domestic Life Insurance products are sold through independent producers, career agents, financial institutions and direct marketing channels. Home service operations include an array of life insurance, accident and health and annuity products sold primarily through career agents.

American International Group, Inc., and Subsidiaries

    AIG's Domestic Retirement Services operations include group retirement products, individual fixed and variable annuities sold through banks, broker-dealers and exclusive sales representatives, and annuity runoff operations, which include previously acquired "closed blocks" and other fixed and variable annuities largely sold through distribution relationships that have been discontinued.

    AIG's Life Insurance & Retirement Services reports its operations through the following major internal reporting units and legal entities:

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

  •
  Western National Life Insurance Company (formerly AIG Annuity Insurance Company) (Western National)

  •
  SunAmerica Annuity and Life Assurance Company (SunAmerica)

American International Group, Inc., and Subsidiaries

Life Insurance & Retirement Services Results

Life Insurance & Retirement Services results were as follows:

(in millions)	Premiums and Other Considerations	Net Investment Income	Net Realized Capital Gains (Losses)	Total Revenues	Operating Income (loss)

Three Months Ended September 30, 2009
Japan and Other	$3,303	$2,093	$(289)	$5,107	$379
Asia	3,319	1,730	307	5,356	775

Total Foreign Life & Retirement Services	6,622	3,823	18	10,463	1,154
Domestic Life Insurance	1,012	1,012	(329)	1,695	71
Domestic Retirement Services	218	1,437	(621)	1,034	56

Total	$7,852	$6,272	$(932)	$13,192	$1,281

Three Months Ended September 30, 2008
Japan and Other	$3,664	$521	$(1,619)	$2,566	$(1,074)
Asia	3,695	(47)	(1,836)	1,812	(1,419)

Total Foreign Life & Retirement Services	7,359	474	(3,455)	4,378	(2,493)
Domestic Life Insurance	1,714	973	(4,391)	(1,704)	(3,911)
Domestic Retirement Services	281	898	(8,495)	(7,316)	(8,925)

Total	$9,354	$2,345	$(16,341)	$(4,642)	$(15,329)

Percentage Increase/(Decrease) from Prior Year:
Japan and Other	(10)%	302%	-%	99%	-%
Asia	(10)	-	-	196	-

Total Foreign Life & Retirement Services	(10)	-	-	139	-
Domestic Life Insurance	(41)	4	-	-	-
Domestic Retirement Services	(22)	60	-	-	-

Total	(16)%	167%	-%	-%	-%

Nine Months Ended September 30, 2009
Japan and Other	$9,901	$4,931	$(1,848)	$12,984	$551
Asia	10,498	5,133	945	16,576	2,298

Total Foreign Life & Retirement Services	20,399	10,064	(903)	29,560	2,849
Domestic Life Insurance	3,253	2,765	(616)	5,402	310
Domestic Retirement Services	654	3,654	(2,236)	2,072	(1,945)

Total	$24,306	$16,483	$(3,755)	$37,034	$1,214

Nine Months Ended September 30, 2008
Japan and Other	$11,049	$3,173	$(2,391)	$11,831	$(14)
Asia	11,448	1,911	(2,695)	10,664	(971)

Total Foreign Life & Retirement Services	22,497	5,084	(5,086)	22,495	(985)
Domestic Life Insurance	4,905	2,963	(7,055)	813	(5,786)
Domestic Retirement Services	855	3,687	(13,579)	(9,037)	(12,790)

Total	$28,257	$11,734	$(25,720)	$14,271	$(19,561)

Percentage Increase/(Decrease) from Prior Year:
Japan and Other	(10)%	55%	-%	10%	-%
Asia	(8)	169	-	55	-

Total Foreign Life & Retirement Services	(9)	98	-	31	-
Domestic Life Insurance	(34)	(7)	-	-	-
Domestic Retirement Services	(24)	(1)	-	-	-

Total	(14)%	40%	-%	160%	-%

American International Group, Inc., and Subsidiaries

The following table presents the gross insurance in force for Life Insurance & Retirement Services:

(in billions)	September 30, 2009	December 31, 2008

Foreign*	$1,475	$1,352
Domestic	959	1,026

Total	$2,434	$2,378

*
Includes an increase of $80.4 billion related to changes in foreign exchange rates at September 30, 2009.

Quarterly Life Insurance & Retirement Services Results

    Total revenues increased significantly in the three-month period ended September 30, 2009 compared to the same period in 2008, due to lower net realized capital losses and higher net investment income. Net investment income benefited from higher policyholder trading gains; income from partnerships, mutual funds and AIG's investment in ML II; and lower U.K. trading losses compared to the same period in 2008. See Consolidated Results — Premiums and Other Considerations, Net Investment Income and Net Realized Capital Gains (Losses) for further discussion.

    Operating income for the three-month period ended September 30, 2009 increased significantly compared to the same period in 2008 primarily due to the lower net realized capital losses and higher net investment income. Other items positively affecting the three-month periods were:

  •
  Losses of $38 million in 2009 compared to losses of $501 million in 2008 related to trading gains (losses) and change in benefit reserves associated with investment-oriented products in the U.K.;

  •
  partnership and mutual fund income, net of policyholder trading gains and participating policyholder share, of $174 million in 2009 compared to losses of $916 million in 2008, partially offset by lower equity dividends in Taiwan of $104 million in 2009 due to de-risking of the investment portfolio;

  •
  an increase of $224 million in the fair value of the investment in ML II; and

  •
  DAC and SIA charges and related reserve strengthening of $728 million in 2008 for Domestic Retirement Services.

    These increases were partially offset by:

  •
  actuarial charges for Foreign Life Insurance & Retirement Services related to unlocking of assumptions and changes in estimates of $202 million in 2009 compared to $38 million in 2008, including DAC charges in Korea due to higher than anticipated surrenders related to a specific product and charges of $91 million related to the continued project to increase standardization of AIG's actuarial systems and processes throughout the world;

  •
  DAC and SIA benefit related to net realized capital gains of $32 million in 2009 compared to a DAC and SIA benefit of $478 million in 2008;

  •
  lower assets under management in the investment-oriented and retirement services portfolios; and

  •
  higher expenses related to restructuring activities, including a $91 million impairment charge in 2009 for capitalized costs in Japan related to the decision to terminate the previously scheduled merger of AIG Star Life and AIG Edison Life.

Year-to-Date Life Insurance & Retirement Services Results

    Total revenues increased significantly in the nine-month period ended September 30, 2009 compared to the same period in 2008, primarily due to lower net realized capital losses and higher net investment income. Net investment income benefited from higher policyholder trading gains, lower partnership and mutual fund losses and lower U.K. trading losses. See Consolidated Results — Premiums and Other Considerations, Net Investment Income and Net Realized Capital Gains (Losses) for further discussion.

American International Group, Inc., and Subsidiaries

    Life Insurance & Retirement Services reported a lower operating loss for the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to considerably lower net realized capital losses and:

  •
  Losses of $60 million in 2009 compared to trading losses of $722 million in 2008 related to trading gains (losses) and change in benefit reserves associated with investment-oriented products in the U.K.;

  •
  partnership and mutual fund losses, net of policyholder trading gains and participating policyholder share, of $23 million in 2009 compared to losses of $777 million in 2008; partially offset by lower equity dividends in Taiwan of $105 million in 2009 due to de-risking of the investment portfolio; and

  •
  DAC and SIA unlocking and related reserve strengthening charges of $601 million in the first nine months of 2009 in the Domestic Retirement Services operations resulting from a reduction in the long-term growth rates assumptions used to determine DAC amortization and related to expected higher surrenders; the nine-month period ended September 30, 2008 included DAC and SIA charges and related reserve strengthening of $728 million.

    These improvements were partially offset by:

  •
  actuarial charges for Foreign Life Insurance & Retirement Services related to unlocking of assumptions and changes in estimates of $215 million in 2009 compared to $30 million in 2008, including DAC charges in Korea due to higher than anticipated surrenders related to a certain product and charges of $91 million related to the continued project to increase standardization of AIG's actuarial systems and processes throughout the world;

  •
  DAC and SIA benefits related to net realized capital losses of $537 million in 2009 compared to $957 million in 2008;

  •
  a $134 million loss recognition charge for the Philippine operations;

  •
  decrease of $116 million in the fair value of the economic interest in ML II;

  •
  lower investment margins due to de-risking activities and higher short-term liquidity; and

  •
  higher expenses related to restructuring activities including a $91 million impairment charge in 2009 for capitalized costs in Japan related to the decision to terminate the previously scheduled merger of AIG Star Life and AIG Edison Life.

American International Group, Inc., and Subsidiaries

Foreign Life Insurance & Retirement Services Results

Foreign Life Insurance & Retirement Services results on a sub-product basis were as follows:

(in millions)	Premiums and Other Considerations	Net Investment Income	Net Realized Capital Gains (Losses)	Total Revenues	Operating Income (Loss)

Three Months Ended September 30, 2009
Life insurance	$3,874	$2,257	$156	$6,287	$790
Personal accident	1,792	108	4	1,904	348
Group products	768	114	(51)	831	48
Individual fixed annuities	119	637	(91)	665	(17)
Individual variable annuities	69	707	-	776	(15)

Total	$6,622	$3,823	$18	$10,463	$1,154

Three Months Ended September 30, 2008
Life insurance	$4,282	$164	$(3,078)	$1,368	$(2,490)
Personal accident	1,788	124	(71)	1,841	323
Group products	962	124	(47)	1,039	83
Individual fixed annuities	221	621	(258)	584	(33)
Individual variable annuities	106	(559)	(1)	(454)	(376)

Total	$7,359	$474	$(3,455)	$4,378	$(2,493)

Percentage Increase/(Decrease) from Prior Year:
Life insurance	(10)%	-%	-%	360%	-%
Personal accident	-	(13)	-	3	8
Group products	(20)	(8)	-	(20)	(42)
Individual fixed annuities	(46)	3	-	14	-
Individual variable annuities	(35)	-	-	-	-

Total	(10)%	-%	-%	139%	-%

Nine Months Ended September 30, 2009
Life insurance	$12,436	$6,495	$(24)	$18,907	$1,851
Personal accident	5,266	317	(44)	5,539	1,042
Group products	2,208	284	(58)	2,434	211
Individual fixed annuities	307	1,840	(780)	1,367	(281)
Individual variable annuities	182	1,128	3	1,313	26

Total	$20,399	$10,064	$(903)	$29,560	$2,849

Nine Months Ended September 30, 2008
Life insurance	$13,428	$2,896	$(4,395)	$11,929	$(2,007)
Personal accident	5,334	325	(137)	5,522	1,086
Group products	2,960	521	(88)	3,393	289
Individual fixed annuities	429	1,850	(486)	1,793	69
Individual variable annuities	346	(508)	20	(142)	(422)

Total	$22,497	$5,084	$(5,086)	$22,495	$(985)

Percentage Increase/(Decrease) from Prior Year:
Life insurance	(7)%	124%	-%	58%	-%
Personal accident	(1)	(2)	-	-	(4)
Group products	(25)	(45)	-	(28)	(27)
Individual fixed annuities	(28)	(1)	-	(24)	-
Individual variable annuities	(47)	-	-	-	-

Total	(9)%	98%	-%	31%	-%

American International Group, Inc., and Subsidiaries

    AIG transacts business in most major foreign currencies and therefore premiums and other considerations reported in U.S. dollars vary by volume and changes in foreign currency translation rates.

    The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services premiums and other considerations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Increase (decrease) in original currency*	(8.2)%	5.5%	(6.3)%	6.6%
Foreign exchange effect	(1.8)	7.6	(3.0)	8.1

Increase (decrease) as reported in U.S. dollars	(10.0)%	13.1%	(9.3)%	14.7%

*
Computed using a constant exchange rate each period.

Quarterly Foreign Life Insurance & Retirement Services Results

    Total revenues for Foreign Life Insurance & Retirement Services in the three-month period ended September 30, 2009 increased significantly compared to the same period in 2008 primarily due to net realized capital gains of $18 million in the three-month period ended September 30, 2009 compared to net realized capital losses of $3.5 billion in the same period of 2008, along with higher policyholder trading gains, partially offset by lower premiums and other considerations and the effect of the sale of the Brazil operations. See Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

    Operating income in the three-month period ended September 30, 2009 increased significantly compared to the same period in 2008 primarily due to the change to net realized capital gains from losses shown above and:

  •
  Losses of $38 million in 2009 compared to trading losses of $501 million in 2008 related to trading gains (losses) and change in benefit reserves associated with investment-oriented products in the U.K.; and

  •
  partnership and mutual fund income, net of policyholder trading gains and policyholder participating share, of $74 million in 2009 compared to losses of $380 million in 2008 partially offset by lower equity dividends of $104 million in Taiwan in 2009 due to de-risking of the investment portfolio.

    These increases were partially offset by:

  •
  actuarial charges related to unlocking of assumptions and changes in estimates of $202 million in 2009 compared to $38 million for 2008, including DAC charges in Korea in 2009 due to higher than anticipated surrenders related to a certain product and the actuarial charges of $91 million discussed above;

  •
  lower assets under management in investment-linked and retirement services portfolios in the U.K. and Japan;

  •
  the sale of the Brazil operations on November 30, 2008; and

  •
  higher expenses due to restructuring activities, including the $91 million impairment of capitalized costs in Japan discussed above.

American International Group, Inc., and Subsidiaries

Year-to-Date Foreign Life Insurance & Retirement Services Results

    Total revenues for Foreign Life Insurance & Retirement Services in the nine-month period ended September 30, 2009 increased compared to the same period in 2008 primarily due to lower net realized capital losses along with higher policyholder trading gains, partially offset by lower premiums and other considerations and the effect of the sale of the Brazil operations. See Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

    Operating income in the nine-month period ended September 30, 2009 increased compared to the same period in 2008 due primarily to lower net realized capital losses and:

  •
  Losses of $60 million in 2009 compared to trading losses of $722 million in 2008 related to trading gains (losses) and change in benefit reserves associated with investment-oriented products in the U.K.;

  •
  DAC and SIA benefits of $377 million related to net realized capital losses in 2009 compared to $107 million in 2008;

  •
  partnership and mutual fund income, net of policyholder trading gains and policyholder participating share, of $79 million in 2009 compared to losses of $353 million in 2008; partially offset by lower equity dividends of $105 million in Taiwan in 2009 due to de-risking of the investment portfolio.

    These increases were partially offset by:

  •
  a $134 million loss recognition charge related to the Philippine operations;

  •
  actuarial charges related to unlocking of assumptions and changes in estimates of $215 million in 2009 compared to $30 million in 2008, including DAC charges in Korea in 2009 due to higher than anticipated surrenders related to a certain product and the actuarial charges of $91 million discussed above;

  •
  lower assets under management in investment-linked and retirement services portfolios in the U.K., Japan and Asia;

  •
  the sale of the Brazil operations on November 30, 2008; and

  •
  higher expenses due to restructuring activities, including the $91 million impairment of capitalized costs in Japan discussed above.

Foreign Life Insurance & Retirement Services Sales and Deposits

First year premium, single premium and annuity deposits for Foreign Life Insurance & Retirement Services were as follows:

			Percentage Decrease
(in millions)	2009	2008*	U.S. $	Original Currency

Three Months Ended September 30,
First year premium	$1,089	$1,255	(13)%	(11)%
Single premium	855	2,752	(69)	(67)
Annuity deposits	660	4,499	(85)	(85)

Nine Months Ended September 30,
First year premium	$3,131	$3,784	(17)%	(14)%
Single premium	2,047	9,517	(78)	(77)
Annuity deposits	1,898	16,690	(89)	(88)

*
Excludes divested operations.

American International Group, Inc., and Subsidiaries

Quarterly Foreign Life Insurance & Retirement Services Sales and Deposits

    First year premium sales in the three-month period ended September 30, 2009 increased slightly compared to the first and second quarters of 2009 but declined compared to the same period in 2008. The sequential increases stemmed primarily from Asia where sales of investment-linked life insurance products have improved. First year premium sales for Japan have declined compared to the same period in 2008 primarily due to the phase-out of sales incentives and uncertainty related to restructuring activities. First year premium sales were also negatively affected by foreign exchange translation.

    Similar to first year premium sales, single premium sales in the three-month period ended September 30, 2009 increased compared to the first and second quarters of 2009 but declined significantly compared to the same period in 2008. The sequential increases reflected improvements in Japan's life insurance and personal accident sales and Singapore's life insurance sales. The single premium sales decline compared to the three-month period ended September 30, 2008 was primarily due to lower guaranteed income bond deposits in the U.K. resulting from poor market conditions and the effect of the adverse publicity surrounding AIG. This decline was partially offset by higher single premium sales in Asia, which increased compared to the same period in 2008, reflecting strong new business growth, particularly in Singapore.

    Annuity deposits decreased significantly in the three-month period ended September 30, 2009 compared to the same period in 2008 primarily due to the decline in individual variable annuity deposits. Variable annuity deposits in the U.K. decreased significantly compared to the three-month period ended September 30, 2008 resulting from declines in the U.K. Premier Access Bond product following significant surrender activity as a result of AIG events. Adverse publicity surrounding AIG and the uncertainty of AIG's Japan life operations restructuring continued to negatively affect deposits in Japan during the three-month period ended September 30, 2009 due to the suspension of sales by banks. While some banks in Japan have resumed sales of annuity products, most have not. AIG has, therefore, focused its efforts to sell annuity deposit products through agents.

Year-to-Date Foreign Life Insurance & Retirement Services Sales and Deposits

    First year premium sales in the nine-month period ended September 30, 2009 declined compared to the same period in 2008 primarily due to decreases in life insurance and personal accident sales which were partially offset by higher group products sales. Life insurance sales of investment-linked products in Asia were adversely affected by equity market performance and the negative effect of foreign exchange translation. Life insurance sales in Japan increased as a result of sales incentives and the positive effect of foreign exchange translation while personal accident sales declined. Group product sales increased primarily due to large group cases in Australia.

    Single premium sales in the nine-month period ended September 30, 2009 declined significantly compared to the same period in 2008 primarily due to lower guaranteed income bond deposits in the U.K. resulting from poor market conditions and the effect of the adverse publicity surrounding AIG. In Japan, single premium sales declined primarily due to the temporary suspension of sales by banks. Single premium sales also decreased in Asia reflecting customers concerns about equity markets performance earlier in the year.

    Annuity deposits decreased significantly in the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to the decline in individual variable annuity deposits in the U.K. and individual fixed annuity deposits in Japan. Investment-linked deposits in the U.K. decreased significantly in the nine-month period ended September 30, 2009 resulting from declines in the U.K. Premier Access Bond product following significant surrender activity as a result of AIG events. Adverse publicity surrounding AIG and the uncertainty of AIG's Japan life operations restructuring continued to negatively affect deposits in Japan during the first nine months of 2009 due to the suspension of sales by banks.

American International Group, Inc., and Subsidiaries

Domestic Life Insurance Results

Domestic Life Insurance results, presented on a sub-product basis were as follows:

(in millions)	Premiums and Other Considerations	Net Investment Income	Net Realized Capital Gains (Losses)	Total Revenues	Operating Income (Loss)

Three Months Ended September 30, 2009
Life insurance	$551	$420	$(306)	$665	$(60)
Home service	181	164	12	357	92
Group life/health	180	48	(9)	219	8
Payout annuities*	94	292	(1)	385	28
Individual fixed and runoff annuities	6	88	(25)	69	3

Total	$1,012	$1,012	$(329)	$1,695	$71

Three Months Ended September 30, 2008
Life insurance	$667	$331	$(3,471)	$(2,473)	$(3,176)
Home service	189	161	(577)	(227)	(486)
Group life/health	211	49	(64)	196	(70)
Payout annuities*	639	327	(211)	755	(154)
Individual fixed and runoff annuities	8	105	(68)	45	(25)

Total	$1,714	$973	$(4,391)	$(1,704)	$(3,911)

Percentage Increase (Decrease) from Prior Year:
Life insurance	(17)%	27%	-%	-%	-%
Home service	(4)	2	-	-	-
Group life/health	(15)	(2)	-	12	-
Payout annuities	(85)	(11)	-	(49)	-
Individual fixed and runoff annuities	(25)	(16)	-	53	-

Total	(41)%	4%	-%	-%	-%

Nine Months Ended September 30, 2009
Life insurance	$1,775	$930	$(356)	$2,349	$82
Home service	546	459	(82)	923	125
Group life/health	573	148	(36)	685	26
Payout annuities*	324	934	(88)	1,170	50
Individual fixed and runoff annuities	35	294	(54)	275	27

Total	$3,253	$2,765	$(616)	$5,402	$310

Nine Months Ended September 30, 2008
Life insurance	$1,877	$1,069	$(5,636)	$(2,690)	$(4,933)
Home service	563	477	(915)	125	(660)
Group life/health	633	144	(91)	686	(64)
Payout annuities*	1,797	950	(266)	2,481	(99)
Individual fixed and runoff annuities	35	323	(147)	211	(30)

Total	$4,905	$2,963	$(7,055)	$813	$(5,786)

Percentage Increase/(Decrease) from Prior Year:
Life insurance	(5)%	(13)%	-%	-%	-%
Home service	(3)	(4)	-	-	-
Group life/health	(9)	3	-	-	-
Payout annuities	(82)	(2)	-	(53)	-
Individual fixed and runoff annuities	-	(9)	-	30	-

Total	(34)%	(7)%	-%	-%	-%

*
Premiums and other considerations include structured settlements, single premium immediate annuities and terminal funding annuities.

American International Group, Inc., and Subsidiaries

Quarterly Domestic Life Insurance Results

    Total revenues for Domestic Life Insurance increased in the three-month period ended September 30, 2009 compared to the same period in 2008 primarily due to lower net realized capital losses of $329 million in the three-month period ended September 30, 2009 compared to losses of $4.4 billion in 2008 and higher net investment income, partially offset by lower premiums and other considerations. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Losses and Investments.

    Domestic Life Insurance reported operating income in the three-month period ended September 30, 2009 of $71 million compared to an operating loss of $3.9 billion in the same period in 2008 due to significantly lower other-than-temporary impairments and higher net investment income partially offset by lower premiums and other considerations due to lower payout annuities, the sale of AIG Life Canada and higher DAC amortization due to lower other-than-temporary impairment charges. Higher net investment income was primarily due to a $78 million increase in the fair value of the investment in ML II, partially offset by reduced overall investment yields from increased levels of short-term investments and lower partnership income.

Year-to-Date Domestic Life Insurance Results

    Total revenues for Domestic Life Insurance increased in the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to considerably lower net realized capital losses. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Losses and Investments.

    Domestic Life Insurance reported operating income in the nine-month period ended September 30, 2009 of $310 million compared to an operating loss of $5.8 billion in the same period in 2008 due principally to significantly lower other-than-temporary impairments. Operating income was adversely affected by lower net investment income due to reduced overall investment yields from increased levels of short-term investments, a current period decline of $40 million in the fair value of the investment in ML II and decreases in premiums and other considerations due to lower payout annuities and the sale of AIG Life Canada.

American International Group, Inc., and Subsidiaries

Domestic Life Insurance Sales and Deposits

Domestic Life Insurance sales and deposits by product* were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2009	2008		2009	2008

Life insurance
Periodic premium by product:
Universal life	$9	$42	(79)%	$39	$135	(71)%
Variable universal life	1	5	(80)	9	38	(76)
Term life	16	55	(71)	57	162	(65)
Whole life/other	1	-	-	2	2	-

Total periodic premiums by product	27	102	(74)	107	337	(68)
Unscheduled and single deposits	5	47	(89)	55	207	(73)

Total life insurance	32	149	(79)	162	544	(70)

Home service
Life insurance and accident and health	23	25	(8)	61	69	(12)
Fixed annuities	27	54	(50)	124	123	1
Unscheduled and single deposits	4	7	(43)	13	17	(24)

Total home service	54	86	(37)	198	209	(5)

Group life/health	10	25	(60)	55	88	(38)
Payout annuities	224	774	(71)	659	1,896	(65)
Individual fixed and runoff annuities	191	361	(47)	585	698	(16)

Total sales and deposits	$511	$1,395	(63)%	$1,659	$3,435	(52)%

*
Excludes divested operations. Life insurance sales include periodic premium from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Sales of group accident and health insurance represent annualized first year premium from new policies. Annuity sales represent deposits from new and existing policyholders.

    Total Domestic Life Insurance sales and deposits decreased in the three- and nine-month periods ended September 30, 2009 compared to the same periods in 2008 primarily due to lower payout annuities and life insurance premiums. Payout annuities sales and life insurance premiums decreased primarily due to lower financial strength ratings and the lingering effects of negative publicity.

American International Group, Inc., and Subsidiaries

Domestic Retirement Services Results

Domestic Retirement Services results, presented on a sub-product basis were as follows:

(in millions)	Premiums and Other Considerations	Net Investment Income	Net Realized Capital Gains (Losses)	Total Revenues	Operating Income (Loss)

Three Months Ended September 30, 2009
Group retirement products	$83	$550	$(215)	$418	$58
Individual fixed annuities	10	790	(272)	528	(28)
Individual variable annuities	119	37	(104)	52	56
Individual annuities — runoff*	6	60	(30)	36	(30)

Total	$218	$1,437	$(621)	$1,034	$56

Three Months Ended September 30, 2008
Group retirement products	$102	$307	$(2,533)	$(2,124)	$(2,487)
Individual fixed annuities	26	499	(5,209)	(4,684)	(5,239)
Individual variable annuities	150	14	(375)	(211)	(830)
Individual annuities — runoff*	3	78	(378)	(297)	(369)

Total	$281	$898	$(8,495)	$(7,316)	$(8,925)

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	(19)%	79%	-%	-%	-%
Individual fixed annuities	(62)	58	-	-	-
Individual variable annuities	(21)	164	-	-	-
Individual annuities — runoff	100	(23)	-	-	-

Total	(22)%	60%	-%	-%	-%

Nine Months Ended September 30, 2009
Group retirement products	$237	$1,381	$(866)	$752	$(374)
Individual fixed annuities	69	1,995	(1,271)	793	(967)
Individual variable annuities	335	98	55	488	(451)
Individual annuities — runoff*	13	180	(154)	39	(153)

Total	$654	$3,654	$(2,236)	$2,072	$(1,945)

Nine Months Ended September 30, 2008
Group retirement products	$320	$1,289	$(4,213)	$(2,604)	$(3,679)
Individual fixed annuities	66	2,075	(8,046)	(5,905)	(7,469)
Individual variable annuities	459	83	(670)	(128)	(1,017)
Individual annuities — runoff*	10	240	(650)	(400)	(625)

Total	$855	$3,687	$(13,579)	$(9,037)	$(12,790)

Percentage Increase/(Decrease) from Prior Year:
Group retirement products	(26)%	7%	-%	-%	-%
Individual fixed annuities	5	(4)	-	-	-
Individual variable annuities	(27)	18	-	-	-
Individual annuities — runoff	30	(25)	-	-	-

Total	(24)%	(1)%	-%	-%	-%

*
Primarily represents runoff annuity business sold through discontinued distribution relationships.

Quarterly Domestic Retirement Services Results

    Domestic Retirement Services reported operating income in the three-month period ended September 30, 2009 compared to an operating loss in the same period in 2008 primarily due to lower net realized capital losses principally due to lower other-than-temporary impairment charges, higher partnership income of $652 million, a $141 million increase in the fair value of the investment in ML II and favorable DAC amortization and reserve adjustments

American International Group, Inc., and Subsidiaries

recorded for individual variable annuities due to positive markets returns in the quarter. In addition, the third quarter of 2008 results included DAC and SIA unlockings and related reserve strengthening of $728 million and impairments of $6.2 billion related to AIG's U.S. securities lending program which was terminated in December 2008.

    These increases were partially offset by $376 million lower DAC and SIA benefits relating to net realized capital losses in the three-month period ended September 30, 2009 compared to the same period in 2008. Current period results were also negatively affected by increased levels of low yielding short-term investments, decreases in fee income and lower assets under management. See Consolidated Results — Net Investment Income; and — Net Realized Capital Losses for further discussion.

Year-to-Date Domestic Retirement Services Results

    Domestic Retirement Services reported lower operating losses in the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to considerably lower net realized capital losses arising principally from lower other-than-temporary impairment charges and a $479 million decrease in the fair value of embedded policy derivative liabilities, net of related economic hedges, driven by improved bond and equity market conditions. The results for the nine-month period ended September 30, 2008 included impairments of $9.5 billion related to AIG's U.S. securities lending program which was terminated in December 2008. Income from partnership investments increased to $57 million in the nine-month period ended September 30, 2009 compared to losses of $434 million for the same period in 2008. Results also improved due to negative DAC and SIA unlockings and related reserve strengthening being $126 million lower for the nine-month period ended September 30, 2009, compared to the same period in 2008. The 2009 unlockings primarily were the result of reductions in the long-term growth assumptions for group retirement products and individual variable annuities, deteriorating equity market conditions early in the year and projected increases in surrenders for individual fixed annuities. The 2008 unlockings primarily related to deteriorating equity market conditions for individual variable annuities and projected increases in surrenders for all three product lines.

    The improvement in operating income was partially offset by reduced DAC and SIA benefits of $649 million from lower net realized capital losses for the nine-month period ended September 30, 2009, compared to the same period in 2008. Current year results were also negatively affected by a $73 million decline in the fair value of the economic interest in ML II, increased levels of low yielding short-term investments, decreases in fee income and lower assets under management. See Consolidated Results — Net Investment Income; and — Net Realized Capital Losses for further discussion.

American International Group, Inc., and Subsidiaries

Domestic Retirement Services Sales and Deposits

The following table presents the account value roll forward for Domestic Retirement Services by product:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Group retirement products
Balance at beginning of period	$58,338	$66,189	$56,861	$68,109
Deposits — annuities	1,211	1,450	3,550	4,375
Deposits — mutual funds	314	379	1,027	1,174

Total Deposits	1,525	1,829	4,577	5,549
Surrenders and other withdrawals	(1,382)	(1,637)	(4,730)	(4,409)
Death benefits	(65)	(56)	(194)	(179)

Net inflows (outflows)	78	136	(347)	961
Change in fair value of underlying investments, interest credited, net of fees	4,352	(3,227)	6,254	(5,972)

Balance at end of period	$62,768	$63,098	$62,768	$63,098

Individual fixed annuities
Balance at beginning of period	$46,124	$52,077	$48,394	$50,508
Deposits	1,148	1,561	3,434	6,036
Surrenders and other withdrawals*	(1,158)	(2,096)	(5,716)	(5,136)
Death benefits*	(392)	(400)	(1,325)	(1,224)

Net inflows (outflows)	(402)	(935)	(3,607)	(324)
Change in fair value of underlying investments, interest credited, net of fees	469	481	1,404	1,439

Balance at end of period	$46,191	$51,623	$46,191	$51,623

Individual variable annuities
Balance at beginning of period	$22,601	$30,667	$23,593	$33,108
Deposits	176	1,051	640	3,190
Surrenders and other withdrawals	(619)	(1,254)	(1,972)	(3,127)
Death benefits	(88)	(131)	(301)	(381)

Net inflows (outflows)	(531)	(334)	(1,633)	(318)
Change in fair value of underlying investments, interest credited, net of fees	2,676	(2,804)	2,786	(5,261)

Balance at end of period	$24,746	$27,529	$24,746	$27,529

Total Domestic Retirement Services
Balance at beginning of period	$127,063	$148,933	$128,848	$151,725
Deposits	2,849	4,441	8,651	14,775
Surrenders and other withdrawals*	(3,159)	(4,987)	(12,418)	(12,672)
Death benefits*	(545)	(587)	(1,820)	(1,784)

Net inflows (outflows)	(855)	(1,133)	(5,587)	319
Change in fair value of underlying investments, interest credited, net of fees	7,497	(5,550)	10,444	(9,794)

Balance at end of period, excluding runoff	133,705	142,250	133,705	142,250
Individual annuities runoff	4,695	5,307	4,695	5,307

Balance at end of period	$138,400	$147,557	$138,400	$147,557

American International Group, Inc., and Subsidiaries

	Nine Months Ended September 30,
(in millions)	2009	2008

General and separate account reserves and mutual funds
General account reserve	$85,915	$91,472
Separate account reserve	44,225	48,518

Total general and separate account reserves	130,140	139,990
Group retirement mutual funds	8,260	7,567

Total reserves and mutual funds	$138,400	$147,557

*
Amounts for the first six months of 2009 were revised by $76 million to reflect a correction of a coding error that reduced surrenders and other withdrawals and increased death benefits.

    Deposits in all three product lines have been negatively affected by lower AIG ratings and the lingering effects of negative AIG publicity. For individual variable annuities, the decrease is also attributable to a general decline in industry sales volumes. Individual fixed and variable annuity sales have decreased due to the temporary suspension of product sales at certain selling organizations due to the effect of the AIG events. Deposits for individual fixed annuities and group retirement products increased for the three-month period ended September 30, 2009, compared to the three-month period ended June 30, 2009 by 41 percent and 7 percent, respectively, primarily due to reinstatement of sales at certain financial institutions and a reduction in publicity regarding AIG events.

    Surrender rates and other withdrawals increased for group retirement products and individual variable and fixed annuities in the nine-month period ended September 30, 2009 compared to the same period in 2008, primarily due to the AIG ratings downgrades (and related downgrades at the Domestic Retirements Services operating life insurance companies) and negative publicity about AIG. However, surrender rates and net flows have continued to improve in all three product lines from the fourth quarter of 2008. Surrenders and other withdrawals declined for the three-month period ended September 30, 2009, compared with the three-month period ended June 30, 2009 for individual fixed annuities and group retirement products by 48 percent and 18 percent, respectively. Surrender rates for group retirement products are expected to increase in the reminder of 2009 as certain large group surrenders are anticipated.

The following table presents Domestic Retirement Services reserves by surrender charge category and surrender rates:

At September 30, (in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

2009
No surrender charge	$46,942	$10,729	$10,717
0% – 2%	1,619	3,001	3,944
Greater than 2% – 4%	1,898	6,130	2,118
Greater than 4%	3,147	23,123	7,018
Non-Surrenderable	902	3,208	949

Total Reserves	$54,508	$46,191	$24,746

Surrender rates	11.0%	16.3%	12.3%

2008
No surrender charge	$47,162	$11,362	$10,886
0% – 2%	2,301	3,303	3,906
Greater than 2% – 4%	2,492	7,272	3,207
Greater than 4%	2,666	26,399	8,944
Non-Surrenderable	910	3,287	586

Total Reserves	$55,531	$51,623	$27,529

Surrender rates	8.9%	13.3%	13.6%

*
Excludes mutual funds of $8.3 billion and $7.6 billion at September 30, 2009 and 2008, respectively.

American International Group, Inc., and Subsidiaries

Deferred Policy Acquisition Costs and Sales Inducement Assets

    DAC for Life Insurance & Retirement Services products arises from the deferral of costs that vary with, and are directly related to, the acquisition of new or renewal business. Policy acquisition costs for life insurance products are generally deferred and amortized over the premium paying period. Policy acquisition costs that relate to universal life and investment-type products are generally deferred and amortized, with interest in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported on the consolidated balance sheet with DAC and amortized over the life of the business similar to DAC. AIG offers sales inducements to contract holders (bonus interest) on certain annuity and investment contracts. Sales inducements are recognized as an asset (SIA) with a corresponding increase to the liability for policyholder contract deposits on the consolidated balance sheet and are amortized over the life of the contract similar to DAC. The deferral of acquisition and sales inducement costs decreased in the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to declines in new business production.

    AIG adopted a new other-than-temporary impairments accounting standard on April 1, 2009 resulting in a cumulative effect adjustment to the cost basis of affected securities and DAC and SIA charges related to other-than-temporary impairments previously taken. There was no material effect to DAC and SIA assets on the Consolidated Balance Sheet. However, because realized capital gains and losses are included in the estimated gross profits used to amortize DAC for investment-oriented products, DAC amortization is expected to be lower in future periods.

The following table summarizes the major components of the changes in DAC/VOBA and SIA:

Nine Months Ended September 30,	2009			2008
(in millions)	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$26,166	$317	$26,483	$26,175	$681	$26,856
Acquisition costs deferred	3,785	23	3,808	4,250	67	4,317
Amortization (charged) or credited to operating income	(2,956)	(17)	(2,973)	(2,783)	(49)	(2,832)
Change in unrealized gains (losses) on securities(a)	(237)	—	(237)	2,216	7	2,223
Increase (decrease) due to foreign exchange	975	12	987	(70)	(11)	(81)
Other(b)(c)	(211)	(4)	(215)	(1,088)	(298)	(1,386)

Balance at end of period	$27,522	$331	$27,853	$28,700	$397	$29,097

Domestic Life Insurance
Balance at beginning of year	$7,236	$66	$7,302	$6,432	$53	$6,485
Acquisition costs deferred	396	11	407	656	11	667
Amortization (charged) or credited to operating income	(510)	(11)	(521)	(400)	(5)	(405)
Change in unrealized gains (losses) on securities(a)	(284)	(1)	(285)	415	—	415
Increase (decrease) due to foreign exchange	(14)	—	(14)	(40)	—	(40)
Other(b)	(760)	(6)	(766)	—	—	—

Balance at end of period	$6,064	$59	$6,123	$7,063	$59	$7,122

Domestic Retirement Services
Balance at beginning of year	$7,211	$1,415	$8,626	$5,838	$991	$6,829
Acquisition costs deferred	344	116	460	654	163	817
Amortization (charged) or credited to operating income	(721)	(186)	(907)	(530)	(39)	(569)
Change in unrealized gains (losses) on securities(a)	(547)	(127)	(674)	817	146	963
Increase (decrease) due to foreign exchange	—	—	—	—	—	—
Other(b)	(1,078)	(262)	(1,340)	—	—	—

Balance at end of period	$5,209	$956	$6,165	$6,779	$1,261	$8,040

American International Group, Inc., and Subsidiaries

Nine Months Ended September 30,	2009			2008
(in millions)	DAC/VOBA	SIA	Total	DAC/VOBA	SIA	Total

Total Life Insurance & Retirement Services
Balance at beginning of year	$40,613	$1,798	$42,411	$38,445	$1,725	$40,170
Acquisition costs deferred	4,525	150	4,675	5,560	241	5,801
Amortization (charged) or credited to operating income	(4,187)	(214)	(4,401)	(3,713)	(93)	(3,806)
Change in unrealized gains (losses) on securities(a)	(1,068)	(128)	(1,196)	3,448	153	3,601
Increase due to foreign exchange	961	12	973	(110)	(11)	(121)
Other(b)(c)	(2,049)	(272)	(2,321)	(1,088)	(298)	(1,386)

Balance at end of period	$38,795	$1,346	$40,141	$42,542	$1,717	$44,259

(a)
In 2009, includes increases of $191 million, $286 million and $1.3 billion for Foreign Life Insurance & Retirement Services, Domestic Life Insurance and Domestic Retirement Services, respectively, related to the cumulative effect of adopting a new other-than-temporary impairments accounting standard.

(b)
In 2009, includes decreases of $197 million, $286 million and $1.3 billion for Foreign Life Insurance & Retirement Services, Domestic Life Insurance and Domestic Retirement Services, respectively, related to the cumulative effect of adopting a new other-than-temporary impairments accounting standard. For Domestic Life Insurance, 2009 also includes a decrease of $479 million related to the divestiture of the operations in Canada.

(c)
In 2008, primarily represents the cumulative effect of adopting a new accounting standard addressing the fair value option for financial assets and financial liabilities.

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

    DAC, VOBA and SIA for insurance-oriented, investment-oriented and retirement services products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG's DAC, VOBA and SIA may be subject to an impairment charge and AIG's results of operations could be significantly affected in future periods.

Financial Services Operations

    AIG's Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital markets, and consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations.

Aircraft Leasing

    AIG's Aircraft Leasing operations are the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jet aircraft for ILFC's own account, and remarketing and fleet management services for airlines and other aircraft fleet owners.

Capital Markets

    Capital Markets represents the operations of AIGFP, which engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates. AIGFP also invests in a diversified portfolio of securities and engaged in borrowing activities that involve issuing standard and structured notes and other securities and entering into GIAs. Given the extreme market conditions experienced in 2008, downgrades of AIG's credit ratings by the rating agencies and AIG's intent to refocus on its core businesses, in late 2008 AIGFP began to unwind its businesses and portfolios, including

American International Group, Inc., and Subsidiaries

those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities.

    Historically, AIG's Capital Markets operations derived a significant portion of their revenues from hedged financial positions entered into in connection with counterparty transactions. AIGFP has also participated as a dealer in a wide variety of financial derivatives transactions. Revenues and operating income of the Capital Markets operations and the percentage change in these amounts for any given period are significantly affected by changes in the fair value of AIGFP's assets and liabilities and by the number, size and profitability of transactions entered into during that period relative to those entered into during the comparative period.

Consumer Finance

    AIG's Consumer Finance operations in North America are principally conducted through AGF. AGF derives most of its revenues from finance charges assessed on real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables.

    AIG's foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. At September 30, 2009, AIGCFG had operations in Argentina, China, Brazil, Hong Kong, Mexico, Poland, Russia, Taiwan, Thailand, India and Colombia. During the first nine months of 2009 and through October 30, 2009, AIG has completed the sale of certain AIGCFG operations in China, Thailand, the Philippines, Mexico and Hong Kong. AIG has also entered into contracts to sell certain AIGCFG operations in Argentina, China, Colombia, Poland, Russia, Taiwan and Thailand.

Financial Services Results

Financial Services results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2009	2008		2009	2008

Revenues:
Aircraft Leasing	$1,284	$1,367	(6)%	$3,949	$3,830	3%
Capital Markets	1,488	(8,337)	-	511	(23,168)	-
Consumer Finance	537	1,029	(48)	1,923	2,988	(36)
Other, including intercompany adjustments	(203)	90	-	151	334	(55)

Total	$3,106	$(5,851)	-%	$6,534	$(16,016)	-%

Operating income (loss):
Aircraft Leasing	$307	$366	(16)%	$1,033	$921	12%
Capital Markets	1,349	(8,073)	-	100	(23,284)	-
Consumer Finance	(424)	(474)	-	(1,126)	(559)	-
Other, including intercompany adjustments	(332)	(22)	-	(318)	42	-

Total	$900	$(8,203)	-%	$(311)	$(22,880)	-%

    Financial Services reported operating income in the three-month period ended September 30, 2009 and operating losses in the three-month period ended 2008 and the nine-month periods ended September 30, 2009 and 2008 due to the following:

  •
  AIGFP reported unrealized market valuation gains related to its super senior credit default swap portfolios of $959 million and $1.1 billion in the three- and nine-month periods ended September 30, 2009, respectively, and unrealized market valuation losses of $7.1 billion and $21.7 billion in the three- and nine-month periods ended September 30, 2008, respectively. The operating results in the three- and nine-month periods ended September 30, 2009 also included gains of $645 million and $2.4 billion, respectively, representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including a loss of $85 million and a

American International Group, Inc., and Subsidiaries

    gain of $4 million, respectively, reflected in the unrealized market valuations on the super senior credit default swaps. Interest expense on intercompany borrowings and the effect on operating results related to the continued wind-down of AIGFP's portfolios in 2009 partially offset the unrealized market valuation gains related to AIGFP's credit default swap portfolios and the gains related to the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities.

  •
  AGF's operating loss decreased in the three-month period ended September 30, 2009 compared to the same period in 2008 primarily due to lower operating expenses, partially offset by a decline in finance charge revenues. AGF's operating loss increased in the nine-month period ended September 30, 2009 compared to the same period in 2008 primarily due to lower finance charges and other revenues reflecting the sales of real estate portfolios as part of AGF's liquidity management efforts and higher provision for finance receivable losses resulting from increases to the allowance for finance receivable losses in response to the higher levels of delinquencies on AGF's finance receivable portfolio and higher net charge-offs. This increase in operating loss was partially offset by lower operating expenses and interest expense. AGF's operating expenses declined in both the three- and nine-month periods ended September 30, 2009 compared to the same periods in 2008 primarily due to the write-down of AGF's goodwill of $341 million during the third quarter of 2008, the decision to cease its wholesale originations in 2008 and the closing of over 400 AGF branch offices in 2008 and 2009 combined.

  •
  For the three- and nine-month periods ended September 30, 2009, Consumer Finance results include net losses on the sale of various international consumer finance operations of $241 million and $446 million, respectively.

  •
  ILFC reported an increase in rental revenues of $86 million and an interest expense decrease of $62 million in the three-month period ended September 30, 2009 compared to the same period in 2008. The rental revenues increase was driven to a large extent by a larger aircraft fleet and the interest expense decrease resulted from lower composite borrowing rates. However, ILFC's operating income decreased due to an out of period charge of $80 million in the third quarter of 2009 related to a credit value adjustment, which had no effect on AIG's consolidated operating income. Operating income increased 12 percent or $112 million in the nine-month period ended September 30, 2009 compared to the same period in 2008 driven to a large extent by a larger aircraft fleet and lower composite borrowing rates.

  •
  For the three- and nine-month periods ended September 30, 2009 the other segment reflects a loss of $287 million on the sale of the U.S. life premium finance business of AIG Credit Corp. and A.I. Credit.

Quarterly Capital Markets Results

    AIGFP's operating gain in the three-month period ended September 30, 2009 compared to an operating loss for the same period in 2008 was primarily related to a market valuation gain in 2009 compared to a loss in 2008 on its super senior credit default swap portfolio. AIGFP's results also reflect the effects of its wind-down activities.

    AIGFP recognized an unrealized market valuation gain of $959 million in the three-month period ended September 30, 2009 compared to an unrealized market valuation loss of $7.1 billion in 2008, representing the change in fair value of its super senior credit default swap portfolio. The principal components of the valuation gains and losses recognized were as follows:

  •
  AIGFP recognized an unrealized market valuation gain of $332 million in the third quarter of 2009 with respect to credit default swaps (CDS) transactions written on multi-sector CDOs, compared to a $6.3 billion unrealized market valuation loss for the same period in 2008. The change from an unrealized market valuation loss to an unrealized market valuation gain on this portfolio was largely due to the substantial decline in outstanding net notional amount resulting from the termination of CDS contracts in the fourth quarter of 2008 in connection with the ML III transaction as well as improvement in market conditions in the third quarter of 2009.

  •
  AIGFP recognized an unrealized market valuation gain of $566 million in the third quarter of 2009 with respect to CDS transactions in the corporate arbitrage portfolio, compared to a $538 million market valuation loss for the same period in 2008. During the third quarter of 2009, the valuation of these contracts benefited from the narrowing of corporate credit spreads, while these spreads widened during the same period in 2008.

American International Group, Inc., and Subsidiaries

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of AIGFP's super senior credit default swap portfolio.

    During the three-month period ended September 30, 2009, AIGFP recognized a gain of $370 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio, compared to a net loss of $248 million in the same period of 2008.

The following table presents AIGFP's credit valuation adjustment gains (losses) (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities

Three Months Ended September 30, 2009
Bond trading securities	$1,627	Notes and bonds payable	$(281)
Loans and other assets	19	Hybrid financial instrument liabilities	(252)
Derivative assets	(6)	GIAs	(105)
		Other liabilities	(45)
		Derivative liabilities*	(312)

Increase in assets	$1,640	Increase in liabilities	$(995)

Net pre-tax increase to other income	$645

Three Months Ended September 30, 2008
Bond trading securities	$(2,032)	Notes and bonds payable	$1,003
Loans and other assets	(7)	Hybrid financial instrument liabilities	729
Derivative assets	(240)	GIAs	(1,272)
		Other liabilities	81
		Derivative liabilities*	751

Decrease in assets	$(2,279)	Decrease in liabilities	$1,292

Net pre-tax decrease to other income	$(987)

*
Includes super senior credit default swap portfolio.

    AIGFP's operating gain in the three-month period ended September 30, 2009 includes a net gain of $645 million representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $85 million of losses reflected in the unrealized market valuation gain on super senior credit default swaps. The gain in the third quarter of 2009 was primarily the result of the narrowing in credit spreads since June 30, 2009. This gain was partially offset by losses from the narrowing of AIG's credit spreads.

    The operating loss for the three-month period ended September 30, 2008 included a net credit valuation adjustment loss of $987 million, and reflected $98 million of gains included in unrealized market valuation loss on super senior credit default swaps. Credit valuation adjustment losses of $2.3 billion on AIGFP assets were primarily due to the widening of credit spreads on CDOs and ABS products, which represented a significant portion of AIGFP's investment portfolio. Credit spreads on the ABS and CDO investments widened significantly more than the widening in AIG's credit spreads. Furthermore, while AIG's credit spreads widened during the third quarter of 2008, the credit valuation adjustment on its liabilities decreased due to a decline in AIGFP's outstanding debt obligations and the shortened maturity of its liabilities.

    Included in AIGFP's financial results for the third quarter of 2009 is $569 million of interest charges on intercompany borrowings with AIG that is eliminated in consolidation.

    Historically, the most significant component of Capital Markets operating expenses was compensation. Due to the significant losses recognized by AIGFP during 2008, the entire amount of $563 million accrued under AIGFP's various deferred compensation plans and special incentive plan was reversed in the third quarter of 2008. For the three-month period ended September 30, 2009, compensation expense was approximately $25 million, or only 17 percent of operating expenses. In addition, AIGFP recognized $34 million in expenses related to pre-existing retention plans that were reported as part of restructuring expenses.

Year-to-Date Capital Markets Results

    AIGFP's operating gain in the nine-month period ended September 30, 2009 compared to an operating loss for the same period in 2008 was primarily related to a market valuation gain in 2009 compared to a loss in 2008 on its super senior credit default swap portfolio. AIGFP's results also reflect the effects of its wind-down activities.

    AIGFP recognized an unrealized market valuation gain of $1.1 billion in the nine-month period ended September 30, 2009 compared to an unrealized market valuation loss of $21.7 billion in 2008, representing the change in fair value of its super senior credit default swap portfolio. The principal components of the valuation gains and losses recognized were as follows:

•
AIGFP recognized an unrealized market valuation loss of $761 million in the first nine months of 2009 with respect to CDS transactions written on multi-sector CDOs, compared to $19.9 billion for the same period in 2008. The decrease in the unrealized market valuation loss on this portfolio was largely due to the substantial decline in outstanding net notional amount resulting from the termination of CDS contracts in the fourth quarter of 2008 in connection with the ML III transaction.

•
AIGFP recognized an unrealized market valuation gain of $1.7 billion in the first nine months of 2009 with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation loss of $1.3 billion for the same period in 2008. During the first nine months of 2009, the valuation of these contracts benefited from the narrowing of corporate credit spreads, while these spreads widened during the same period in 2008.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of AIGFP's super senior credit default swap portfolio.

    During the nine-month period ended September 30, 2009, AIGFP recognized a gain of $251 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio, compared to a net loss of $331 million in the same period of 2008.

    During the nine-month period ended September 30, 2009, AIGFP incurred an additional charge of $198 million related to a transaction entered into in 2002 whereby AIGFP guaranteed obligations under leases of office space from a counterparty.

The following table presents AIGFP's credit valuation adjustment gains (losses) (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities

Nine Months Ended September 30, 2009
Bond trading securities	$1,365	Notes and bonds payable	$(34)
Loans and other assets	(43)	Hybrid financial instrument liabilities	59
Derivative assets	796	GIAs	214
		Other liabilities	12
		Derivative liabilities*	26

Increase in assets	$2,118	Decrease in liabilities	$277

Net pre-tax increase to other income	$2,395

Nine Months Ended September 30, 2008
Bond trading securities	$(4,683)	Notes and bonds payable	$1,185
Loans and other assets	(35)	Hybrid financial instrument liabilities	1,344
Derivative assets	(543)	GIAs	(200)
		Other liabilities	109
		Derivative liabilities*	1,390

Decrease in assets	$(5,261)	Decrease in liabilities	$3,828

Net pre-tax decrease to other income	$(1,433)

*
Includes super senior credit default swap portfolio.

    AIGFP's operating gain in the nine-month period ended September 30, 2009 includes a net gain of $2.4 billion representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $4 million of gains reflected in the unrealized market valuation gain on super senior credit default swaps. The gain in the nine-month period ended September 30, 2009 was primarily the result of tightening of spreads on asset-backed securities and CDOs, which represent a significant segment of AIGFP's investment portfolio.

    For the nine-month period ended September 30, 2008 AIGFP's operating loss included a credit valuation adjustment loss of $1.4 billion representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $207 million of credit valuation adjustment gains reflected in the unrealized market valuation loss on super senior credit default swaps. Included in the nine-month period ended September 30, 2008 net operating loss is the transition amount of $291 million related to the adoption of new accounting standards for measuring fair value and electing to measure certain financial assets and liabilities at fair value, as well as a credit valuation adjustment gain of $193 million for derivatives AIGFP entered into with other AIG entities, which is eliminated in consolidation.

    Included in AIGFP's financial results for the nine-month period ended September 30, 2009 is $2.2 billion of interest charges on intercompany borrowings with AIG that are eliminated in consolidation.

    Historically, the most significant component of Capital Markets operating expenses was compensation. For the nine-month period ended September 30, 2009, compensation expense was approximately $75 million, or only 18 percent of operating expenses. In addition, AIGFP recognized $121 million in expenses related to pre-existing retention plans that were reported as part of restructuring expenses. Year to date results for 2008 also reflect the reversal of amounts accrued under AIGFP's various deferred compensation plans in the third quarter of 2008 as discussed above.

American International Group, Inc., and Subsidiaries

Asset Management Operations

    AIG's Asset Management operations comprise a wide variety of investment-related services and investment products. These services and products are offered to individuals, pension funds and institutions (including AIG subsidiaries) globally through AIG's Spread-Based Investment business, Institutional Asset Management, and Brokerage Services and Mutual Funds businesses. Also included in Asset Management operations are the results of certain SunAmerica sponsored partnership investments.

    The revenues and operating income (loss) for this segment are affected by the general conditions in the equity and credit markets. In addition, net realized gains and carried interest are contingent upon investment maturity levels and market conditions. In the Institutional Asset Management business, carried interest, computed in accordance with each fund's governing agreement, is based on the investment's performance over the life of each fund. Unrealized carried interest is recognized based on each fund's performance as of the balance sheet date. Future fund performance may negatively affect previously recognized carried interest.

    On September 5, 2009, AIG entered into an agreement to sell its investment advisory and third party Institutional Asset Management businesses. This sale will exclude those asset management businesses providing traditional fixed income and shorter duration asset and liability management for AIG's insurance company subsidiaries and AIG's Global Real Estate investment management business as well as proprietary real estate and private equity investments. AIG will retain its real estate asset management business. AIG expects to continue short-term relationships with the divested businesses for other investment management services used by its insurance company subsidiaries.

    See the 2008 Form 10-K for a further description of the Asset Management businesses.

Asset Management Results

Asset Management results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2009	2008		2009	2008

Revenues:
Spread-Based Investment business	$(467)	$(903)	-%	$4	$(1,710)	-%
Institutional Asset Management	(616)	782	-	(506)	1,993	-
Brokerage Services and Mutual Funds	47	67	(30)	142	215	(34)
Other Asset Management	78	64	22	153	160	(4)

Total	$(958)	$10	-%	$(207)	$658	-%

Operating income (loss):
Spread-Based Investment business	$(671)	$(1,229)	-%	$(644)	$(2,900)	-%
Institutional Asset Management	(1,573)	10	-	(2,520)	(10)	-
Brokerage Services and Mutual Funds	(69)	10	-	(79)	46	-
Other Asset Management	78	65	20	153	155	(1)

Total	$(2,235)	$(1,144)	-%	$(3,090)	$(2,709)	-%

    Asset Management recognized significantly greater operating losses in the three and nine months ended September 30, 2009 compared to the same periods in 2008, due to goodwill impairments related to the Institutional Asset Management and Brokerage Services and Mutual Funds businesses and impairments on proprietary real estate and private equity investments as well as net fair value losses on derivatives not qualifying for hedge accounting.

    Substantially all of the operating unit's goodwill was impaired in the third quarter. The third quarter assessment of the segment was negatively affected by a significant decline in certain consolidated warehoused investments as well as the consideration of recent transaction activity. A total of $697 million in goodwill impairments was recorded in the three months ended September 30, 2009, with $287 million offset in non-controlling interest, which is not part of operating income (loss).

American International Group, Inc., and Subsidiaries

    Restructuring-related expenses during the three and nine months ended September 30, 2009 for the Asset Management segment were $9 million and $34 million, respectively.

Quarterly Spread-Based Investment Business Results

    The Spread-Based Investment business reported a lower operating loss in the three-month period ended September 30, 2009 compared to the same period in 2008 due to significantly lower other-than-temporary impairments on fixed maturity investments due primarily to the improved credit environment and the adoption of the new accounting standard on other-than-temporary impairments offset by increased net fair value losses on foreign exchange and interest rate derivatives not qualifying for hedge accounting treatment.

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

Year-to-Date Spread-Based Investment Business Results

    The Spread-Based Investment business reported a lower operating loss in the nine-month period ended September 30, 2009 compared to the same period in 2008 due to significantly lower other-than-temporary impairments on fixed maturity investments due primarily to the improved credit environment and the adoption of the new accounting standard on other-than-temporary impairments offset by increased net fair value losses on foreign exchange and interest rate derivatives not qualifying for hedge accounting treatment.

The GIC program is in runoff with no new GICs issued subsequent to 2005. The anticipated runoff of the domestic GIC portfolio was as follows:

At September 30, 2009 (in billions)	Remainder of 2009	2010 - 2012	2013 - 2014	Thereafter	Total

Domestic GICs	$1.4	$2.7	$2.4	$3.6	$10.1

Contractual maturities of debt issued under the MIP was as follows:

At September 30, 2009 (in billions)	Remainder of 2009	2010 - 2012	2013 - 2014	Thereafter	Total

MIP liabilities	$-	$7.7	$1.3	$4.6	$13.6

    The GIC and MIP both invest in various fixed income asset classes which include corporate debt, both public and private, and structured fixed income products consisting of residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and CDOs. The majority of these investments are currently rated investment grade. In addition, the GIC and the MIP invest in bank loans, commercial mortgage loans and single name credit default swaps. The GIC invests in limited partnership (or equivalent) interests in private equity and hedge funds, while the MIP does not.

Quarterly Institutional Asset Management Results

    Institutional Asset Management recognized an operating loss in the three-month period ended September 30, 2009 compared to operating income in the same period in 2008, primarily resulting from goodwill impairments and impairments on proprietary real estate and private equity investments. Also contributing to the decline were lower base management fees. Goodwill impairments totalling $625 million were recorded in the three months ended September 30, 2009, with $287 million offset in non-controlling interest, which is not part of operating income (loss).

    Real estate impairments of $506 million during the third quarter of 2009 were incurred in the direct investment portfolio as well as through real estate joint ventures as the global credit crisis has continued to put pressure on real

American International Group, Inc., and Subsidiaries

estate values, occupancy rates and leasing activity. Approximately $67 million was included in non-controlling interest, which is not part of operating income (loss). This downward pressure has caused impairments across the portfolio. In addition, the availability of refinancing and required capital has caused management to reduce the estimated time period before sale for certain investments resulting in impairments.

    Impairments of private equity investments originally acquired for warehouse purposes were driven by asset specific valuation considerations which were deemed to be other-than-temporary.

    Base management fees have declined from prior year periods due to lower average assets under management. The lower average asset base is a function of reduced asset values and client loss, which primarily occurred in the second half of 2008 and has since abated.

Year-to-Date Institutional Asset Management Results

    Institutional Asset Management recognized an increased operating loss in the nine-month period ended September 30, 2009 compared to the same period in 2008, primarily from the impairments discussed above. In addition, during the nine months ended September 30, 2009, unrealized carried interest revenues have declined as compared to the prior year period due to a decline in portfolio asset valuations as well as lower management fees on lower base assets under management. Unrealized carried interest revenues are impacted by asset valuation changes within the managed portfolio and typically move in tandem with the level of assets under management and related base management fees. The operating loss was partially offset by a $111 million gain on the sale of AIG Private Bank.

Brokerage Services and Mutual Funds

    Revenues and operating income related to Brokerage Services and Mutual Fund activities decreased in the three- and nine-month periods ended September 30, 2009 compared to the same periods in 2008 due to a goodwill impairments of approximately $72 million and $81 million in the three-and nine-month periods ended September 30, 2009, respectively.

Other Asset Management Results

    Revenues and operating income related to Other Asset Management activities increased in the three-month period ended September 30, 2009 from the same period in 2008, due to higher partnership income as the third quarter of 2009 showed signs of improvement. Revenues and operating income related to Other Asset Management activities decreased marginally in the nine-month period ended September 30, 2009 from the same period in 2008, due to lower partnership income driven by weaker market conditions in 2009.

Other Operations

    AIG's Other operations include interest expense, restructuring costs, expenses of corporate staff not attributable to specific business segments, expenses related to efforts to improve internal controls, corporate initiatives and certain compensation plan expenses.

    Additionally, beginning in the second quarter of 2009, in order to better align financial reporting with the manner in which AIG's chief operating decision makers manage their businesses, the results for Mortgage Guaranty, Transatlantic, Personal Lines (excluding Private Client Group) and HSB are now included in AIG's Other operations. These amounts were previously reported as part of General Insurance operations. Prior period amounts have been revised to conform to the current presentation.

American International Group, Inc., and Subsidiaries

Other Results

    The operating income of AIG's Other category was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2009	2008		2009	2008

Parent company:
Income from equity method investments, net of dividends or distributions	$(2)	$(13)	-%	$(34)	$3	-%
Interest income	614	167	268	2,338	257	-
Interest expense on Federal Reserve Bank of New York credit facility	(1,252)	(802)	-	(4,156)	(802)	-
Other interest expense	(556)	(571)	-	(1,649)	(1,391)	-
Unallocated corporate expenses	(128)	(321)	-	(547)	(786)	-
Restructuring expenses	(95)	-	-	(343)	-	-
Change in fair value of ML III*	-	-	-	(1,401)	-	-
Net realized capital gains (losses)	(597)	139	-	11	(96)	-
Other miscellaneous, net	139	(15)	-	393	(84)	-

Total Parent company	$(1,877)	$(1,416)	-%	$(5,388)	$(2,899)	-%

Noncore businesses:
Mortgage Guaranty	$(465)	$(1,118)	-%	$(1,433)	$(1,990)	-%
Change in fair value of ML III*	1,162	-	-	1,624	-	-
Other	(158)	(178)	-	62	131	(53)

Total noncore businesses	$539	$(1,296)	-%	$253	$(1,859)	-%

Total Other operations	$(1,338)	$(2,712)	-%	$(5,135)	$(4,758)	-%

*
Parent company contributed its equity interest in ML III to an AIG subsidiary, reported above in Noncore businesses, during the second quarter of 2009.

Parent Company

    Parent company operating loss in the three months ended September 30, 2009 increased compared to the same period in 2008 primarily due to interest expense on the FRBNY Facility, net realized capital losses primarily arising from asset dispositions, and restructuring expenses. These were partially offset by interest income on intercompany loans, which are eliminated in consolidation, and lower unallocated corporate expenses related to share-based compensation and corporate operating expenses.

    Parent company operating loss in the nine months ended September 30, 2009 increased compared to the same period in 2008 primarily due to interest expense on the FRBNY Facility, losses associated with the change in fair value of AIG's equity interest in ML III, and restructuring expenses. These were partially offset by interest income on intercompany loans.

Noncore businesses

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

    During 2008, UGC tightened underwriting guidelines and increased premium rates for its first-lien business, ceased insuring second-lien business as of September 30, 2008 and during the fourth quarter of 2008 ceased insuring new private student loan business and suspended insuring new business throughout its European operations. All of these

American International Group, Inc., and Subsidiaries

actions were in response to the worsening conditions in the global housing markets and resulted in a significant decline in new business written during the second half of 2008 and the first nine months of 2009.

    Mortgage Guaranty, in common with other participants in the mortgage insurance industry, has made claims against various counterparties in relation to alleged underwriting failures, and received similar claims from counterparties.

    UGC's domestic mortgage risk in force totaled $29.3 billion as of September 30, 2009 and the 60+ — day delinquency ratio was 11.8 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic mortgage risk in force of $31.0 billion and a delinquency ratio of 6.0 percent at September 30, 2008. Approximately 85 percent of the domestic mortgage risk is secured by first-lien, owner-occupied properties.

    The second-lien risk in force at September 30, 2009 totaled $2.7 billion compared to $3.2 billion of risk in force at September 30, 2008. Risk in force represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions. UGC's loss projections include expected losses of $232 million related to reinstatement layers with approximately $1.2 billion of risk in force exposure for pools that have already or are expected to reach the stop loss.

    Mortgage Guaranty operating loss decreased for the three-month period ended September 30, 2009 compared to the same period in 2008 due to lower loss and loss adjustment expenses in domestic first- and second-liens business. The domestic first-lien operating loss for the three-month period ended September 30, 2009 decreased $101 million from the same period in 2008 to $237 million while the second-lien three month September 30, 2009 operating loss of $105 million decreased $650 million compared to the same period in 2008. The decline in first-lien operating loss reflects the recognition of a $38 million benefit due to stop loss limits on certain first-lien pool business. The decline in the second-lien operating loss is due primarily to the recognition of a $453 million premium deficiency reserve during the three-month period ended September 30, 2008. These results were partially offset by the increased operating loss in international for the three-month period ended September 30, 2009 of $105 million which is $84 million higher than the same period in 2008.

    Mortgage Guaranty operating loss for the nine-month period ended September 30, 2009 decreased compared to the same period in 2008. The decreased operating loss reflects a $675 million reduction in operating expenses reflecting the recognition of a premium deficiency reserve of $453 million in 2008 and the release of $222 million premium deficiency reserve in the first quarter of 2009, partially offset by increased loss and loss adjustment expenses in 2009. Domestic second-lien business reported an operating loss of $308 million for the nine-month period ended September 30, 2009 which was $908 million lower than the same period in 2008 reflecting the release of the premium deficiency reserve in the first quarter of 2009. Domestic first-lien and international business operating losses of $880 million and $199 million, respectively, for the nine-month period ended September 30, 2009 were $126 million and $166 million higher, respectively, during the same period in 2008.

Change in fair value of ML III

    Gains in the three-and nine-month periods ended September 30, 2009 resulted from improvements in projected cash flows and narrowing of credit spreads.

    Other noncore businesses consist of the following:

Transatlantic

    Transatlantic offers reinsurance capacity on both a treaty and facultative basis both in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk.

    On June 10, 2009, AIG closed the previously announced public offering of 29.9 million shares of Transatlantic common stock owned directly and indirectly by AIG for aggregate gross proceeds of $1.1 billion. At the close of the public offering, AIG indirectly retained 13.9 percent of the Transatlantic common stock issued and outstanding. As a result, AIG deconsolidated Transatlantic, which resulted in a $1.4 billion reduction in Noncontrolling interest, a component of Total equity. Operating income for the nine-month period ended September 30, 2009 includes a loss of $497 million related to the deconsolidation of Transatlantic.

American International Group, Inc., and Subsidiaries

21st Century

    On July 1, 2009, AIG closed the sale of 21st Century Insurance Group and the Agency Auto Division (excluding AIG Private Client Group). Operating income for the nine-month period ended September 30, 2009 includes a loss of $407 million related to the sale of 21st Century.

HSB

    On March 31, 2009, AIG closed the sale of HSB, the parent company of the Hartford Steam Boiler Inspection and Insurance Company, to Munich Re Group. Operating income for the nine-month period ended September 30, 2009 includes a gain of $163 million related to the sale of HSB.

Critical Accounting Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to items considered by management in the determination of

•
AIG's ability to continue as a going concern,

•
liability for general insurance unpaid claims and claims adjustment expenses,

•
future policy benefits for life and accident and health contracts,

•
recoverability of DAC,

•
estimated gross profits for investment-oriented products,

•
the allowance for finance receivable losses,

•
flight equipment recoverability,

•
other-than-temporary impairments,

•
goodwill impairment,

•
liability for legal contingencies,

•
estimates with respect to income taxes, and

•
fair value measurements of certain financial assets and liabilities, including credit default swaps and AIG's investments in ML II and ML III (Maiden Lane Interests).

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's financial condition and results of operations would be directly affected.

    The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

AIG's Ability to Continue as a Going Concern

    When assessing AIG's ability to continue as a going concern, management must make judgments and estimates about the following:

  •
  the marketability of assets to be disposed of and the timing and amount of related cash proceeds to be used to repay indebtedness;

  •
  the planned sales of significant subsidiaries;

  •
  plans to raise new funds or refinance debt;

  •
  projections of future profitability and the timing and amount of cash flows from operating activities;

  •
  the funding needs of regulated subsidiaries;

American International Group, Inc., and Subsidiaries

  •
  AIG's ability to comply with debt covenants;

  •
  plans to reduce expenditures;

  •
  the effects of ratings agency actions on collateral requirements and other contractual conditions; and

  •
  the future regulatory, business, credit, and competitive environments in which AIG operates around the world.

    These factors, individually and collectively, will have a significant effect on AIG's ability to generate sufficient cash to repay indebtedness as it becomes due and profitably operate its businesses as it executes its restructuring initiatives.

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

    For discussion of sensitivity analysis on the reserve for unpaid claims and claims adjustment expenses, see Results of Operations — Segment Results — General Insurance Operations — Liability for Unpaid Claims and Claims Adjustment Expense in the 2008 Form 10-K.

Future Policy Benefits for Life and Accident and Health Contracts (Life Insurance & Retirement Services):

  •
  Interest rates:  which vary by geographical region, year of issuance and products.

  •
  Mortality, morbidity and surrender rates:  based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.

    Periodically, the net benefit reserves (policy benefit reserves less DAC) established for Life Insurance & Retirement Services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a "lock-in" principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in force outside of North America, 52 percent of total policyholder benefit liabilities at September 30, 2009 resulted from traditional business where the lock-in principle applies. In most foreign locations, various guarantees are embedded in policies in force that may remain applicable for many decades into the future.

    As experience changes over time, the best-estimate assumptions are updated to reflect observed changes. Because of the long-term nature of many of AIG's liabilities subject to the lock-in principle, small changes in certain of the assumptions may cause large changes in the degree of reserve adequacy. In particular, changes in estimates of future invested asset return assumptions have a large effect on the degree of reserve adequacy.

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

American International Group, Inc., and Subsidiaries

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

Flight Equipment Recoverability (Financial Services):

  •
  Expected undiscounted future net cash flows:  based upon current lease rates, projected future lease rates and lease periods and estimated terminal values of each aircraft based on expectations of market participants.

Other-Than-Temporary Impairments:

    At each balance sheet date, AIG evaluates its available for sale securities holdings with unrealized losses. Prior to April 1, 2009, these reviews were conducted pursuant to accounting standards that were amended on April 1, 2009. See AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for a discussion of AIG's process for evaluating other-than-temporary impairments under these prior accounting standards.

    In April 2009, the Financial Accounting Standards Board issued a new accounting standard addressing recognition and presentation of other-than-temporary impairments, which amended the other-than-temporary impairment model for fixed maturity securities and requires additional disclosures. The impairment model for equity securities was not affected. See Note 1 to the Consolidated Financial Statements for additional discussion on the new other-than-temporary impairments accounting standard.

    In connection with AIG's adoption of the new other-than-temporary impairments accounting standard on April 1, 2009, AIG changed its process for determining other-than-temporary impairments with respect to available for sale fixed maturity securities. If AIG intends to sell a fixed maturity security or it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to earnings.

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

    When assessing AIG's intent to sell a fixed maturity security, or if it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition AIG's investment portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.

    See the discussion in Note 5 to the Consolidated Financial Statements for additional information on the methodology and significant inputs, by security type, which AIG uses to determine the amount of a credit loss.

American International Group, Inc., and Subsidiaries

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

    The determination that an equity security is other-than-temporarily impaired requires the judgment of management and consideration of the fundamental condition of the issuer, its near-term prospects and all the relevant facts and circumstances. The above criteria also consider circumstances of a rapid and severe market valuation decline for which AIG could not reasonably assert that the impairment period would be temporary (severity losses).

    For further discussion, see Note 5 Investments — Other-Than-Temporary Impairments.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

Goodwill Impairment:

    Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. AIG performed goodwill impairment testing at September 30, 2009.

    The impairment assessment involves a two-step process in which an initial assessment for potential impairment is performed and, if potential impairment is present, the amount of impairment is measured (if any) and recorded. Impairment is tested at the reporting unit level.

    Management initially assesses the potential for impairment by estimating the fair value of each of AIG's reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including allocated goodwill. The estimate of a reporting unit's fair value may be based on one or a combination of approaches including market-based earning multiples of the unit's peer companies, discounted expected future cash flows, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. Management considers one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test. As part of the impairment test, management compares the sum of the estimated fair values of all AIG's reporting units with AIG's fully diluted common stock market capitalization as a basis for concluding on the reasonableness of the estimated reporting unit fair values.

    If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment, if any, is measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill is measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit's assets and liabilities in a hypothetical business combination. An impairment charge is recognized in earnings to the extent of the excess.

    Management observed a narrowing of the fair values over the carrying values of the Life Insurance & Retirement Services — Japan and Other and the Life Insurance & Retirement Services — Asia reporting units during the first nine months of 2009. AIG will continue to monitor overall competitive, business and economic conditions, and other

American International Group, Inc., and Subsidiaries

events or circumstances that might result in an impairment of goodwill in the future. See Note 4 to the Consolidated Financial Statements for discussion on goodwill impairments.

Liability for Legal Contingencies

    AIG estimates and records a liability for potential losses that may arise from litigation and regulatory proceedings related to AIG's activities as a global diversified financial services institution, to the extent such losses are probable and can be estimated. Determining a reasonable estimate of the amount of such losses requires significant management judgment. In many such proceedings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, AIG often cannot predict the outcome or estimate the eventual loss or range of loss related to such matters.

Valuation Allowance on Deferred Tax Assets:

    At September 30, 2009 and December 31, 2008, AIG recorded net deferred tax asset after valuation allowances of $6.8 billion and $11 billion, respectively. A valuation allowance is established if necessary to reduce the deferred tax asset to an amount that is more likely than not to be realized. Realization of AIG's net deferred tax asset depends on AIG's ability to consummate the proposed AIA and ALICO transactions and to generate sufficient future taxable income of the appropriate character within carryforward periods of the jurisdictions in which the net operating and capital losses, tax credits and deductible temporary differences were incurred. Estimates of future taxable income could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG's consolidated financial condition or its results of operations. Because the realization of the deferred tax asset relies on the completion of the proposed transactions and a projection of future taxable income, AIG views this as a critical accounting estimate.

    AIG is also relying to a lesser extent upon producing taxable operating profits from the businesses to be retained, principally Commercial Insurance and Foreign General Insurance. AIG has evaluated its forecasts of future operating income and determined that there will be sufficient operating income, inclusive of gains on the divestiture of businesses to realize the recorded net deferred tax asset.

    When making its assessment about the realization of its deferred tax assets at September 30, 2009, AIG considered all available evidence, including (i) the nature, frequency, and severity of current and cumulative financial reporting losses, (ii) actions completed through October 30, 2009 and additional actions expected to be completed during the remainder of 2009, (iii) the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards, (iv) the sources and timing of future taxable income, giving greater weight to discrete sources and to earlier future years in the forecast period, and (v) tax planning strategies that would be implemented, if necessary, to accelerate taxable amounts.

    In assessing future GAAP taxable income, AIG considered its strong earnings history exclusive of the recent losses on the AIGFP super senior credit default swap portfolio and from the securities lending program. AIG also considered the completed transactions with the FRBNY and the Department of the Treasury, including (i) the execution of the ALICO and AIA purchase agreements, (ii) reduction of the interest rate payable on outstanding borrowing and undrawn amounts under the FRBNY Facility; (iii) the transfer of RMBS related to AIG's U.S. securities lending program to ML II; (iv) the termination of substantially all multi-sector credit default swap transactions and sale of underlying CDO securities to ML III; (v) the issuance of the AIG Series E Preferred Stock in exchange for the AIG Series D Preferred Stock; and (vi) the issuance of the AIG Series F Preferred Stock and the establishment of the Department of the Treasury Commitment.

    AIG's profitability in any given period can be materially affected by conditions in global financial markets, economic conditions, catastrophes and other events around the world and, currently, AIG-specific events. Further, the results of operations in the first nine months of 2009 may not be indicative of the results expected for the full year because certain transactions proposed to be entered into with the Department of the Treasury and the FRBNY are not expected to be in place. However, AIG believes its forecasts are achievable.

American International Group, Inc., and Subsidiaries

    There are many important factors that could significantly affect the attainment of AIG's forecasted results. For a discussion of some of these factors, see Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, Part II, Item 1A. Risk Factors in AIG's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009 and in Part I, Item 1A. Risk Factors in the 2008 Form 10-K.

U.S. Income Taxes on Earnings of Certain Foreign Subsidiaries:

    Due to the complexity of the U.S. federal income tax laws involved in determining the amount of income taxes incurred on potential dispositions, as well as AIG's reliance on reasonable assumptions and estimates in calculating this liability, AIG considers the U.S. federal income taxes accrued on the earnings of certain foreign subsidiaries to be a critical accounting estimate.

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

    AIG management is responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting methodologies and assumptions. With respect to securities, AIG employs independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When AIG's valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

    Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads,

American International Group, Inc., and Subsidiaries

currency rates, and other market-observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

    AIG employs specific control processes to determine the reasonableness of the fair values of AIG's financial assets and financial liabilities. AIG's processes are designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. AIG assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, AIG may validate the reasonableness of fair values by comparing information obtained from AIG's valuation service providers to other third-party valuation sources for selected securities. AIG also validates prices for selected securities obtained from brokers through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

The fair value of fixed income and equity securities by source of value determination was as follows:

At September 30, 2009 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$407	93%
Fair value based on internal sources	30	7

Total fixed income and equity securities(b)	$437	100%

(a)
Includes $28.1 billion whose primary source is broker quotes.

(b)
Includes available for sale, trading and securities lending invested collateral securities.

    See Note 4 to the Consolidated Financial Statements for more detailed information about AIG's accounting policy for the incorporation of credit risk in fair value measurements and the measurement of fair value of financial assets and financial liabilities.

Level 3 Assets and Liabilities

    Assets and liabilities recorded at fair value in the consolidated balance sheet are classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair value. See Note 4 to the Consolidated Financial Statements for additional information about fair value measurements.

    At September 30, 2009, AIG classified $39.8 billion and $18.5 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.7 percent and 2.4 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis at September 30, 2009. At December 31, 2008, AIG classified $42.1 billion and $21.1 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.9 percent and 2.6 percent of the total assets and liabilities, respectively, measured at fair value on a recurring basis at December 31, 2008. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

American International Group, Inc., and Subsidiaries

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

    Interests in the Maiden Lane Interests: At their inception, ML II and ML III were valued at the transaction prices of $1 billion and $5 billion, respectively. Subsequently, Maiden Lane Interests are valued using a discounted cash flow methodology that uses the estimated future cash flows of the assets to which the Maiden Lane Interests are entitled and the discount rates applicable to such interests as derived from the fair value of the entire asset pool. The implicit discount rates are calibrated to the changes in the estimated asset values for the underlying assets commensurate with AIG's interests in the capital structure of the respective entities. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

    The fair value methodology used assumes that the underlying collateral in the Maiden Lane Interests will continue to be held and generate cash flows into the foreseeable future and does not assume a current liquidation of the assets of the Maiden Lane Interests. Other methodologies employed or assumptions made in determining fair value for these investments could result in amounts that differ significantly from the amounts reported.

    As of September 30, 2009, AIG expected to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, in the Maiden Lane interests over the remaining life of the investments after repayment of the first priority obligations owed to the FRBNY. AIG's cash flow methodology considers the capital structure of the collateral securities and their expected credit losses from the underlying assets pools.

    See Note 4 to the Consolidated Financial Statements for a sensitivity analysis and further discussion on the fair value of the Maiden Lane Interests.

    AIGFP's Super Senior Credit Default Swap Portfolio: AIGFP wrote credit protection on the super senior risk layer of collateralized loan obligations (CLOs), multi-sector CDOs and diversified portfolios of corporate debt, and prime

American International Group, Inc., and Subsidiaries

residential mortgages. In these transactions, AIGFP is at risk of credit performance on the super senior risk layer related to such assets. To a lesser extent, AIGFP also wrote protection on tranches below the super senior risk layer, primarily in respect of regulatory capital relief transactions.

The net notional amount, fair value of derivative liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class were as follows:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative Liability at
	Net Notional Amount				Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2009(a)(b)	December 31, 2008(a)	September 30, 2009(b)(c)	December 31, 2008(c)
(in millions)					2009(d)	2008(d)	2009(d)	2008(d)

Regulatory Capital:
Corporate loans	$71,749	$125,628	$-	$-	$-	$-	$-	$-
Prime residential mortgages	98,002	107,246	-	-	-	-	-	-
Other(e)	1,953	1,575	31	379	16	(272)	25	(397)

Total	171,704	234,449	31	379	16	(272)	25	(397)

Arbitrage:
Multi-sector CDOs(f)(g)	8,174	12,556	4,510	5,906	332	(6,262)	(761)	(19,868)
Corporate debt/CLOs(h)	22,577	50,495	456	2,554	566	(538)	1,716	(1,308)

Total	30,751	63,051	4,966	8,460	898	(6,800)	955	(21,176)

Mezzanine tranches(i)	3,504	4,701	32	195	45	18	163	(153)

Total	$205,959	$302,201	$5,029	$9,034	$959	$(7,054)	$1,143	$(21,726)

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
During the third quarter of 2009, AIGFP terminated certain super senior CDS transactions with its counterparties with a net notional amount of $2.6 billion, comprised of $247 million in Multi-sector CDO and $2.4 billion in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, a $277 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. AIGFP also extinguished its obligation with respect to a Multi-sector CDO by purchasing the protected CDO security for $496 million, its principal amount outstanding related to this obligation. Upon purchase, the CDO security was included in the available for sale portfolio at fair value.

(c)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(d)
Includes credit valuation adjustment loss of $85 million and gain of $98 million in the three-month periods ended September 30, 2009 and 2008, respectively, and credit valuation adjustment gains of $4 million and $207 million in the nine-month periods ended September 30, 2009 and 2008, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(e)
During the first nine months of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other, given the higher likelihood that it will not be terminated when the regulatory capital benefit expires for the counterparty.

(f)
Includes $6.4 billion and $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2009 and December 31, 2008, respectively.

(g)
During the fourth quarter of 2008, AIGFP terminated the majority of the CDS transactions written on multi-sector CDOs in connection with the ML III transaction.

(h)
Includes $1.5 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs as of both September 30, 2009 and December 31, 2008.

(i)
Net of offsetting purchased CDS of $1.6 billion and $2.0 billion in net notional amount at September 30, 2009 and December 31, 2008, respectively.

American International Group, Inc., and Subsidiaries

The changes in the net notional amount of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions were as follows:

For the Nine Months Ended September 30, 2009 (in millions)	Net Notional Amount December 31, 2008	Terminations and Maturities(a)	Effect of Foreign Exchange Rates(b)	Amortization/ Reclassification, net of Replenishments(c)(d)	Net Notional Amount September 30, 2009

Regulatory Capital:
Corporate loans	$125,628	$(41,707)	$2,836	$(15,008)	$71,749
Prime residential mortgages	107,246	(11,728)	4,562	(2,078)	98,002
Other	1,575	(1,464)	101	1,741	1,953

Total	234,449	(54,899)	7,499	(15,345)	171,704

Arbitrage:
Multi-sector CDOs	12,556	(3,537)	153	(998)	8,174
Corporate debt/CLOs	50,495	(28,075)	256	(99)	22,577

Total	63,051	(31,612)	409	(1,097)	30,751

Mezzanine tranches	4,701	(703)	208	(702)	3,504

Total	$302,201	$(87,214)	$8,116	$(17,144)	$205,959

(a)
During the nine months ended September 30, 2009, AIGFP terminated certain CDS transactions with its counterparties in net notional amount of $62.5 billion, comprised of $35.7 billion in Regulatory Capital — Corporate loans, $11.7 billion in Regulatory Capital — Prime residential mortgages, $1.5 billion in Regulatory Capital — Other, $3.5 billion in Multi-sector CDOs, $9.5 billion in Corporate debt/CLOs and $653 million in Mezzanine tranches.

(b)
Relates to the weakening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)
During the first nine months of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — other.

(d)
During the second quarter of 2009, AIGFP reclassified two mezzanine trades having net notional amounts of $462 million and $240 million, respectively, into Regulatory Capital — Corporate loans and Regulatory Capital — Other, respectively, after determining that the trades were not stand-alone but rather part of the related regulatory capital trades. The effect on unrealized market valuation gain (loss) was not significant.

The summary statistics for AIGFP's super senior credit default swaps at September 30, 2009 and totals for December 31, 2008 were as follows:

	Regulatory Capital Portfolio				Arbitrage Portfolio				Total

Category	Corporate Loans	Prime Residential Mortgages	Other	Subtotal	Corporate Debt/ CLOs	Multi- Sector CDOs w/ Subprime	Multi- Sector CDOs w/ No Subprime	Subtotal	September 30, 2009	December 31, 2008

Gross Transaction Notional Amount (in millions)	$97,385	$122,373	$2,273	$222,031	$31,924	$7,773	$10,785	$50,482	$272,513	$390,100
Net Notional Amount (in millions)	71,749	98,002	1,953	171,704	22,577	3,850	4,324	30,751	202,455	297,500
Number of Transactions	17	19	1	37	20	10	6	36	73	109
Weighted Average Subordination (%)	20.29%	13.37%	14.08%	16.42%	22.84%	39.41%	21.34%	25.07%	18.02%	16.90%
Weighted Average Number of Obligors / Transaction	1,647	96,529	275		116	153	121
Expected Maturity (Years)	0.59	0.41	6.04		4.76	4.87	4.83

American International Group, Inc., and Subsidiaries

Regulatory Capital Portfolio

During the nine-month period ended September 30, 2009, $53.4 billion in net notional amount was terminated or matured at no cost to AIGFP. Through October 30, 2009, AIGFP had also received a formal termination notice with respect to an additional $9.5 billion in net notional amount with an effective termination date in 2009. AIG expects that the counterparties in the remaining regulatory capital CDS transactions will terminate the majority of these transactions with AIGFP within the next six months during the transition period of the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of the Capital Accord of the Basel Committee on Banking Supervision (Basel I) that existed through the end of 2007 and which is in the process of being replaced by Basel II. It is expected that financial institution counterparties will have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they will receive little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, the Basel Committee recently announced that it has agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    During the first nine months of 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other given the higher likelihood that it will not be terminated when the regulatory capital benefit expires for the counterparty. AIG does not believe that at this time the CDS provides significant risk transfer benefit to the counterparty; however, AIGFP will continue to monitor this transaction closely.

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

    In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for the nine months ended September 30, 2009 other than for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief as discussed above. Although AIGFP believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the counterparties, the counterparties' early termination rights, and AIGFP's expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

American International Group, Inc., and Subsidiaries

The following table presents, for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount at September 30, 2009, net notional amount at September 30, 2009, attachment point at inception and at September 30, 2009, inception to date realized losses through September 30, 2009 and percent non-investment grade at September 30, 2009:

(dollars in millions) CDS	Gross Transaction Notional Amount at September 30, 2009	Net Notional Amount at September 30, 2009	Attachment Point at Inception(a)	Attachment Point at September 30, 2009(a)	Realized Losses through September 30, 2009(b)	Percent Non-investment Grade at September 30, 2009(c)

1	$832	$727	10.03%	12.58%	0.52%	19.71%
2	14,630	8,193	44.00%	44.00%	0.00%	1.06%
3	2,419	2,159	10.00%	10.75%	0.15%	55.64%
4(d)	9,585	8,143	15.02%	15.04%	0.00%	18.60%
5	8,772	7,790	11.00%	11.19%	0.00%	11.06%
6	549	286	18.00%	47.92%	0.00%	64.50%
7	11,223	9,958	10.80%	11.27%	0.00%	5.91%
8	8,275	6,758	11.30%	18.33%	0.16%	23.09%
9	5,543	4,904	11.00%	11.52%	0.09%	11.99%
10	4,849	4,177	13.26%	13.86%	0.00%	72.65%
11	10,241	3,138	12.00%	12.00%	0.00%	5.47%
12	2,419	2,023	15.85%	16.38%	0.00%	9.75%
13	4,069	3,265	14.50%	19.75%	0.00%	74.75%
14	1,615	1,195	14.00%	25.98%	0.00%	34.07%
15	1,042	772	14.00%	25.98%	0.00%	34.07%
16	2,237	1,656	14.00%	25.98%	0.00%	34.07%
17	9,085	6,605	17.00%	27.30%	0.05%	15.56%

Total	$97,385	$71,749

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents non-investment grade obligations in the underlying pools of corporate loans expressed as a percentage of gross transaction notional amount.

(d)
Terminated effective October 5, 2009.

American International Group, Inc., and Subsidiaries

The following table presents, for each of the regulatory capital CDS transactions — prime residential mortgage portfolio, the gross transaction notional amount at September 30, 2009, net notional amount at September 30, 2009, attachment point at inception and at September 30, 2009, and inception to date realized losses through September 30, 2009:

(dollars in millions) CDS	Gross Transaction Notional Amount at September 30, 2009	Net Notional Amount at September 30, 2009	Attachment Point at Inception(a)	Attachment Point at September 30, 2009(a)	Realized Losses through September 30, 2009(b)

1	$569	$338	17.01%	40.60%	2.31%
2	370	216	18.48%	41.58%	1.70%
3(c)	2,000	1,337	14.70%	33.15%	0.09%
4	323	220	16.81%	32.03%	1.14%
5	1,420	1,274	10.00%	10.30%	0.00%
6	2,204	1,659	10.70%	24.76%	0.04%
7	444	349	13.19%	21.30%	0.34%
8(d)	6,146	5,634	7.95%	8.34%	0.02%
9(d)	2,073	1,685	7.95%	18.70%	0.04%
10(d)	5,839	5,379	8.00%	7.87%	0.03%
11	32,190	18,996	18.25%	18.25%	0.00%
12(d)	6,698	6,180	7.85%	7.73%	0.01%
13	11,789	10,908	7.50%	7.48%	0.02%
14(d)	8,879	8,179	7.95%	7.88%	0.01%
15	2,729	2,201	12.40%	19.32%	0.00%
16	24,865	22,583	9.20%	9.18%	0.02%
17	4,422	2,974	11.50%	17.12%	0.00%
18	7,716	6,679	11.50%	13.44%	0.00%
19	1,697	1,211	14.57%	28.65%	0.00%

Total	$122,373	$98,002

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)
Terminated effective October 28, 2009.

(d)
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

    As further discussed below, AIGFP receives information monthly or quarterly regarding the performance and credit quality of the underlying referenced assets. AIGFP also obtains other information, such as ratings of the tranches below the super senior risk layer. The nature of the information provided or otherwise available to AIGFP with respect to the underlying assets in each regulatory capital CDS transaction is not consistent across all transactions. Furthermore, in a majority of corporate loan transactions and all of the residential mortgage transactions, the pools are blind, meaning that the identities of the obligors are not disclosed to AIGFP. In addition, although AIGFP receives periodic reports on the underlying asset pools, virtually all of the regulatory capital CDS transactions contain confidentiality restrictions that preclude AIGFP's public disclosure of information relating to the underlying referenced assets. The originating financial institutions, calculation agents or trustees (each a Report

American International Group, Inc., and Subsidiaries

Provider) provide periodic reports on all underlying referenced assets as described below, including for those within the blind pools. While much of this information received by AIGFP cannot be aggregated in a comparable way for disclosure purposes because of the confidentiality restrictions and the inconsistency of the information, it does provide a sufficient basis for AIGFP to evaluate the risks of the portfolio and to determine a reasonable estimate of fair value.

    For regulatory capital CDS transactions written on underlying pools of corporate loans, AIGFP receives monthly or quarterly updates from one or more Report Providers for each such referenced pool detailing, with respect to the corporate loans comprising such pool, the principal amount outstanding and defaults. In virtually all of these reports, AIGFP also receives information on recoveries and realized losses. AIGFP also receives quarterly stratification tables for each pool incorporating geography, industry and, when not publicly rated, the counterparty's assessment of the credit quality of the underlying corporate loans. Additionally, for a significant majority of these regulatory capital CDS transactions, upon the occurrence of a credit event with respect to any corporate loan included in any such pool, AIG receives a notice detailing the identity or identification number of the borrower, notional amount of such loan and the effective date of such credit event.

    Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The "Percent Non-Investment Grade" information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. For example, Small and Medium Enterprise (SME) loan balances tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP's assessment of the loan collateral arrangements, expected recovery values, and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. The four pools containing the highest percentages of non-investment grade obligations, which include all transactions with pools having non-investment grade percentages greater than 35.00 percent, are all granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The average number of loans in each pool is over 5,000. This large number of SME loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. Three of the four transactions benefit from a tranche junior to it which was still rated AAA by at least two rating agencies at September 30, 2009 and the fourth was rated A-. Three other pools, with a total net notional amount of $3.6 billion, have non-investment grade percentages greater than 25 percent, each with a remaining life to maturity of 16.5 years. These pools have no realized losses from inception through September 30, 2009 and have current attachment points of 25.98 percent. Approximately 0.26 percent of the assets underlying the corporate loan transactions are in default. The percentage of assets in default by transaction was available for all transactions and ranged from 0.00 percent to 1.80 percent.

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

    Delinquency information for the mortgages underlying the residential mortgage transactions was available on approximately 76 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.08 percent to 3.59 percent, averaging 0.78 percent. For all but three transactions, which comprised less than 1.50 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.31 percent and ranged from 0.00 percent to 2.28 percent. The default rate

American International Group, Inc., and Subsidiaries

on the remaining three transactions ranged from 4.47 percent to 14.51 percent. The subordination on these three transactions ranged from 32.03 percent to 41.58 percent.

    Where the rating agencies directly rate the junior tranches of the pools, AIG monitors the rating agencies' releases for any affirmations or changes in such ratings, as well as any changes in rating methodologies or assumptions used by the rating agencies to the extent available. The tables below show the percentage of regulatory capital CDS transactions where there is an immediately junior tranche that is rated and the average rating of that tranche across all rated transactions.

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

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. Further, AIGFP expects that counterparties will terminate these transactions prior to their maturity.

The following table presents AIGFP's Regulatory Capital — Corporate loans portfolio by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(c)
At September 30, 2009 Exposure Portfolio	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through September 30, 2009(b)
		Percent of Total			To First Call	To Maturity	Number of Transactions	Percent Rated	Average Rating

Primarily Single Country:
Germany	$7,063	9.84%	12.80%	0.12%	2.99	9.33	3	100%	AA+
Netherlands	3,265	4.55	19.75	-	0.47	44.22	1	100	AAA
Finland	286	0.40	47.92	-	2.29	5.29	1	100	AAA

Subtotal Single Country	$10,614	14.79%	16.54%		2.16	20.32	5	100%	AA+

Regional:
Asia	2,023	2.82	16.38	-	0.25	2.50	1	100	AAA
Europe	50,969	71.04	21.77	0.05	0.40	5.31	10	100	AA+
North America	8,143	11.35	15.04	-	0.01	1.76	1	100	AA+

Subtotal Regional	61,135	85.21	20.85		0.35	4.83	12	100	AA+

Total	$71,749	100.00%	20.29%		0.59	6.85	17	100%	AA+

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

American International Group, Inc., and Subsidiaries

The following table presents AIGFP's Regulatory Capital — Prime residential mortgage portfolio summarized by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(c)
At September 30, 2009	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through September 30, 2009(b)
		Percent of Total			To First Call	To Maturity	Number of Transactions	Percent Rated	Average Rating

Country:
Denmark	$36,465	37.21%	9.55%	0.02%	0.33	30.03	3	100.00%	AAA
France	27,057	27.61	8.70	0.02	0.46	30.49	5	100.00	AAA
Germany	7,531	7.68	27.14	0.65	1.00	33.82	8	83.92	AAA
Netherlands	20,270	20.68	17.91	-	0.31	5.22	2	93.72	AAA
Sweden	6,679	6.82	13.44	-	0.35	30.35	1	100.00	AAA

Total	$98,002	100.00%	13.37%		0.41	23.67	19	97.46%	AAA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

Arbitrage Portfolio

    A total of $30.8 billion in net notional amount of AIGFP's super senior credit default swaps as of September 30, 2009 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type were as follows:

At September 30, 2009 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with sub-prime collateral	$3,754	$2,101	$1,653	$745
High grade with no sub-prime collateral	9,104	5,576	3,528	1,469

Total high grade(b)	12,858	7,677	5,181	2,214

Mezzanine with sub-prime collateral	4,019	1,822	2,197	1,706
Mezzanine with no sub-prime collateral	1,681	885	796	590

Total mezzanine(c)	5,700	2,707	2,993	2,296

Total	$18,558	$10,384	$8,174	$4,510

(a)
Total outstanding principal amount of securities held by a CDO.

(b)
"High grade" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly AA or higher at origination.

(c)
"Mezzanine" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly A or lower at origination.

American International Group, Inc., and Subsidiaries

The net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative, were as follows:

(in millions)	September 30, 2009	December 31, 2008

CDS transactions with cash settlement provisions
US dollar-denominated	$4,643	$7,947
Euro-denominated	1,786	1,780

Total CDS transactions with cash settlement provisions	6,429	9,727

CDS transactions with physical settlement provisions
US dollar-denominated	299	766
Euro-denominated	1,446	2,063

Total CDS transactions with physical settlement provisions	1,745	2,829

Total	$8,174	$12,556

The changes in the fair values of the derivative liability of the AIGFP super senior multi-sector CDO credit default swap portfolio were as follows:

(in millions)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008

Fair value of derivative liability, beginning of period	$5,906	$11,246
Unrealized market valuation (gain) loss	761	25,700
Purchases of underlying CDO securities(a)	(234)	(995)
Terminated in connection with the ML III transaction(b)	-	(30,045)
Other terminations	(1,923)	-

Fair value of derivative liability, end of period	$4,510	$5,906

(a)
In connection with the exercise of the maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term 2a-7 eligible investments under the Investment Company Act of 1940 (2a-7 Puts) by counterparties, AIGFP acquired the underlying CDO securities. In certain cases, simultaneously with the exercise of the 2a-7 Puts by AIGFP's counterparties, AIGFP accessed financing arrangements previously entered into with such counterparties, pursuant to which the counterparties remained the legal owners of the underlying CDO securities. However, these securities were reported as part of AIGFP's investment portfolio as required by generally accepted accounting principles. Most of these underlying CDO securities were later acquired by ML III from AIGFP's counterparties. In a separate case, AIGFP extinguished its obligations with respect to one CDS by purchasing the protected CDO security.

(b)
The CDS in respect of the ML III transaction were terminated in the fourth quarter of 2008 based on the fair value of the underlying multi-sector CDOs at October 31, 2008, as mutually agreed between the FRBNY and AIG. AIGFP recognized the change in fair value of the CDS through that date.

The unrealized market valuation gain (loss) of the AIGFP super senior multi-sector CDO credit default swaps were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(in millions)	2009	2008	2009	2008	2008	2007

CDS - terminated in connection with ML III	$-	$(5,816)	$-	$(16,894)	$(20,365)	$(9,680)
CDS - underlying CDO purchased by AIGFP	11	(95)	(29)	(985)	(1,059)	(141)
CDS - cash terminations	-	(102)	(408)	(428)	(997)	(517)
CDS - all other	321	(249)	(324)	(1,561)	(3,279)	(908)

Total	$332	$(6,262)	$(761)	$(19,868)	$(25,700)	$(11,246)

American International Group, Inc., and Subsidiaries

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts at September 30, 2009, attachment points at inception and at September 30, 2009 and percentage of gross notional amount rated less than B-/B-3 at September 30, 2009:

CDO	Gross Notional Amount at September 30, 2009	Net Notional Amount at September 30, 2009	Attachment Point at Inception*	Attachment Point at September 30, 2009*	Percentage of Gross Notional Amount Rated Less than B-/B-3 at September 30, 2009

1	$1,156	$449	40.00%	61.15%	53.53%
2	693	326	53.00%	52.91%	28.07%
3	988	470	53.00%	52.41%	62.41%
4	1,307	300	76.00%	77.07%	69.95%
5	965	4	10.83%	10.56%	23.52%
6	287	198	39.33%	31.10%	89.99%
7	1,145	581	12.27%	6.08%	6.36%
8	1,248	865	25.24%	25.64%	11.30%
9	1,482	1,350	10.00%	8.92%	26.94%
10	542	299	33.00%	44.79%	70.90%
11	2,598	1,785	16.50%	18.49%	1.24%
12	418	219	32.00%	47.59%	68.87%
13	683	418	24.49%	38.81%	72.92%
14	628	417	32.90%	33.62%	93.92%
15	305	197	34.51%	35.47%	94.16%
16	4,113	296	9.72%	13.31%	56.32%

Total	$18,558	$8,174

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

The gross transaction notional amount, percentage of the total CDO collateral pools, and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category, were as follows:

At September 30, 2009 (in millions)

	Gross Transaction Notional Amount		Ratings							Vintage
ABS Category		Percent of Total
			AAA	AA	A	BBB	BB	<BB	NR	2009	2008	2007	2006	2005+P

RMBS PRIME	$2,357	12.70%	0.48%	0.64%	0.74%	1.51%	3.16%	6.17%	0.00%	0.00%	0.38%	7.29%	3.56%	1.47%

RMBS ALT-A	3,072	16.55%	0.13%	0.18%	0.31%	1.41%	1.21%	13.31%	0.00%	0.00%	0.68%	4.56%	6.04%	5.27%

RMBS SUBPRIME	4,106	22.13%	0.69%	1.01%	0.62%	0.93%	1.04%	17.84%	0.00%	0.00%	0.00%	1.06%	1.92%	19.15%

CMBS	3,390	18.27%	2.63%	1.67%	1.83%	3.97%	2.31%	5.28%	0.58%	0.00%	0.09%	1.67%	7.92%	8.59%

CDO	1,938	10.44%	0.26%	0.87%	1.07%	0.89%	0.87%	6.30%	0.18%	0.00%	0.00%	0.65%	1.73%	8.06%

OTHER	3,695	19.91%	5.37%	4.91%	5.19%	2.94%	0.70%	0.48%	0.32%	0.00%	0.60%	1.07%	5.09%	13.15%

Total	$18,558	100.00%	9.56%	9.28%	9.76%	11.65%	9.29%	49.38%	1.08%	0.00%	1.75%	16.30%	26.26%	55.69%

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

American International Group, Inc., and Subsidiaries

The gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer, AIGFP's net notional amounts and fair value of derivative liability were as follows:

At September 30, 2009 (in millions) Industry Sector			Ratings
	Gross Transaction Notional Amount	Percent of Total
			AAA	Aa	A	Baa	Ba	<Ba	NR

United States Industrial	$10,676	33.4%	0.2%	5.6%	15.1%	3.8%	6.6%	2.1%	0.0%
Financial	3,857	12.1%	0.2%	3.9%	3.3%	0.3%	2.9%	1.5%	0.0%
Utilities	844	2.6%	0.0%	0.2%	1.8%	0.0%	0.1%	0.5%	0.0%
Other	31	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%	0.0%

Total United States	15,408	48.2%	0.4%	9.7%	20.2%	4.1%	9.6%	4.2%	0.0%

Non-United States Industrial	12,887	40.4%	0.8%	7.2%	13.7%	3.6%	2.5%	12.6%	0.0%
Financial	1,625	5.1%	0.4%	2.6%	1.4%	0.1%	0.2%	0.4%	0.0%
Government	1,080	3.4%	0.2%	1.5%	1.3%	0.3%	0.0%	0.1%	0.0%
Utilities	711	2.2%	0.0%	1.0%	0.7%	0.0%	0.0%	0.5%	0.0%
Other	213	0.7%	0.0%	0.1%	0.0%	0.1%	0.1%	0.4%	0.0%

Total Non-United States	16,516	51.8%	1.4%	12.4%	17.1%	4.1%	2.8%	14.0%	0.0%

Total gross transaction notional amount	31,924	100.0%	1.8%	22.1%	37.3%	8.2%	12.4%	18.2%	0.0%

Subordination	9,347

Net Notional Amount	$22,577

Fair Value of Derivative Liability	$456

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts at September 30, 2009, attachment points at inception and at September 30, 2009 and inception to date defaults through September 30, 2009:

(dollars in millions) CDS	Type	Net Notional Amount at September 30, 2009	Attachment Point at Inception(a)	Attachment Point at September 30, 2009(a)	Defaults through September 30, 2009(b)

1	Corporate debt	$4,640	20.62%	18.68%	3.08%
2	Corporate debt	2,540	20.68%	19.63%	4.19%
3	Corporate debt	994	22.14%	20.67%	2.27%
4	Corporate debt	5,816	22.00%	20.76%	2.22%
5	Corporate debt	994	22.14%	20.67%	2.27%
6	Corporate debt	1,991	22.15%	21.08%	2.37%
7	Corporate debt	991	20.80%	19.04%	3.09%
8	Corporate debt	220	30.00%	30.00%	0.00%
9	Corporate debt	234	28.00%	27.68%	1.01%
10	Corporate debt	686	26.00%	29.28%	0.00%
11	Corporate debt	653	24.00%	23.50%	1.72%
12	Corporate debt	1,313	24.00%	23.48%	1.79%
13	CLO	248	35.85%	29.75%	4.07%
14	CLO	145	43.76%	39.87%	6.47%
15	CLO	195	44.20%	42.49%	5.66%
16	CLO	70	44.20%	42.49%	5.66%
17	CLO	167	44.20%	42.49%	5.66%
18	CLO	182	31.76%	33.35%	3.35%
19	CLO	360	30.40%	26.38%	2.29%
20	CLO	138	31.23%	26.93%	2.11%

Total		$22,577

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through September 30, 2009 expressed as a percentage of the gross transaction notional amount at September 30, 2009.

American International Group, Inc., and Subsidiaries

Collateral

    Most of AIGFP's credit default swaps are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. Although AIGFP has collateral posting obligations associated with both regulatory capital relief transactions and arbitrage transactions, the large majority of these obligations to date have been associated with arbitrage transactions in respect of multi-sector CDOs.

Regulatory Capital Relief Transactions

    As of September 30, 2009, 73.2 percent of AIGFP's regulatory capital relief transactions (measured by net notional amount) were subject to a Credit Support Annex (CSA) and 26.8 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone Master Agreement or similar agreement, under which the aggregate Exposure is calculated with reference to only a single transaction.

    The underlying mechanism that determines the amount of collateral to be posted varies by counterparty, and there is no standard formula. The varied mechanisms resulted from individual negotiations with different counterparties. The following is a brief description of the primary mechanisms that are currently being employed to determine the amount of collateral posting for this portfolio.

  Reference to Market Indices—Under this mechanism, the amount of collateral to be posted is determined based on a formula that references certain tranches of a market index, such as either iTraxx or CDX. This mechanism is used for CDS transactions that reference either corporate loans, or residential mortgages. While the market index is not a direct proxy, it has the advantage of being readily obtainable.

  Market Value of Reference Obligation—Under this mechanism the amount of collateral to be posted is determined based on the difference between the net notional amount of a referenced RMBS security and the security's market value.

  Expected Loss Models—Under this mechanism, the amount of collateral to be posted is determined based on the amount of expected credit losses, generally determined using a rating-agency model.

  Negotiated Amount—Under this mechanism, the amount of collateral to be posted is determined based on terms negotiated between AIGFP and the counterparty, which could be a fixed percentage of the notional amount or present value of premiums to be earned by AIGFP.

The amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than AIGFP's super senior credit default swaps subject to the same Master Agreements) as of the periods ended were as follows (there were no collateral postings on this portfolio prior to March 31, 2008):

(in millions)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	October 30, 2009

Reference to market indices	$212	$177	$157	$667	$598	$293	$114	$73
Market value of referenced obligation	-	142	286	380	317	-	-	-
Expected loss models	-	-	-	5	24	26	27	27
Negotiated amount	-	-	-	235	225	220	236	235

Total	$212	$319	$443	$1,287	$1,164	$539	$377	$335

Collateral Calls

    AIGFP has received collateral calls from counterparties in respect of certain super senior credit default swaps, of which a large majority relate to multi-sector CDOs. To a lesser extent, AIGFP has also received collateral calls in

American International Group, Inc., and Subsidiaries

respect of certain super senior credit default swaps entered into by counterparties for regulatory capital relief purposes and in respect of corporate arbitrage.

The amount of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended were as follows:

(in millions)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	October 30, 2009

Regulatory capital	$212	$319	$443	$1,287	$1,164	$539	$377	$335
Arbitrage — multi-sector CDO	7,590	13,241	31,469	5,129	6,208	4,586	3,801	3,864
Arbitrage — corporate	368	259	902	2,349	1,995	1,165	858	688

Total	$8,170	$13,819	$32,814	$8,765	$9,367	$6,290	$5,036	$4,887

    The amount of future collateral posting requirements is a function of AIG's credit ratings, the rating of the reference obligations and any further decline in the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the severe market disruption, lack of observable data and the uncertainty regarding the potential effects on market prices of measures recently undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it may be required to post in the future.

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

    AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG's calculation of the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs declined 9.96 percent and 5.57 percent of the notional amount outstanding for the first and second quarters of 2009, respectively. However, for the three-month period ended September 30, 2009, prices for CDOs increased by an average of 5.13 percent of the notional amount outstanding. Further, it is difficult to extrapolate future experience based on current dislocated market conditions.

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $8.2 billion net notional amount of CDS written on multi-sector CDOs outstanding at September 30, 2009, a BET value is available for $5.0 billion net notional amount. No BET value is determined for $3.2 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $5.0 billion.

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

American International Group, Inc., and Subsidiaries

Given the current difficult market conditions, AIG cannot predict reasonably likely changes in the prices of the underlying collateral securities held within a CDO at this time.

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at September 30, 2009 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at September 30, 2009
(dollars in millions)		Change	Entire Portfolio	RMBS PRIME	RMBS ALT-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	37 points	Increase of 5 points	$(330)	$(13)	$(31)	$(155)	$(84)	$(29)	$(18)
		Decrease of 5 points	295	14	32	118	84	28	19

Weighted		Increase of 1 year	107	6	8	94	(4)	1	2
average life	4.89 years	Decrease of 1 year	(228)	(8)	(11)	(207)	1	2	(5)

Recovery rates	22%	Increase of 10%	(37)	(3)	(3)	(9)	(12)	(3)	(7)
		Decrease of 10%	53	3	5	20	18	3	4

Diversity score(a)	17	Increase of 5	(4)
		Decrease of 5	12

Discount curve(b)	N/A	Increase of 100bps	28

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

Corporate Debt

The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) to fair value of derivative liability at September 30, 2009 corresponding to changes in these market credit inputs:

Input Used at September 30, 2009 (in millions)	Increase (Decrease) To Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$54
Effect of a decrease by 10 basis points	$(53)
All base correlations
Effect of an increase by 1%	$7
Effect of a decrease by 1%	$(7)
Assumed recovery rate
Effect of an increase by 1%	$(2)
Effect of a decrease by 1%	$2

    During the third quarter of 2009, AIGFP enhanced its valuation methodology for credit default swaps written on portfolios of investment-grade corporate debt. This new methodology uses a mathematical model that produces results that are more closely aligned with prices received from third-parties. This methodology is widely used by other market participants and uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices

American International Group, Inc., and Subsidiaries

as inputs. Two transactions, representing two percent of the total notional amount of the corporate arbitrage transactions, are valued using third party quotes given their unique attributes.

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

Transfers into Level 3

    During the three-month period ended September 30, 2009, AIG transferred from Level 2 to Level 3 approximately $3.4 billion of assets, primarily representing downgraded fixed maturity securities for which the observable market prices were not indicative of fair value. See Note 4 to the Consolidated Financial Statements for additional information about transfers into Level 3.

American International Group, Inc., and Subsidiaries

Investments

Investments by Segment

The following tables summarize the composition of AIG's investments by segment:

(in millions)	General Insurance	Life Insurance & Retirement Services	Financial Services	Asset Management	Other	Total

At September 30, 2009
Fixed maturity securities:
Bonds available for sale, at fair value	$78,406	$286,676	$2,132	$8,611	$4,280	$380,105
Bond trading securities, at fair value	-	6,854	20,255	-	4,323	31,432
Securities lending invested collateral, at fair value	-	806	-	-	-	806
Equity securities:
Common and preferred stock available for sale, at fair value	2,612	6,903	9	723	25	10,272
Common and preferred stock trading, at fair value	46	13,961	475	-	-	14,482
Mortgage and other loans receivable, net of allowance	4	26,186	603	5,191	1	31,985
Finance receivables, net of allowance	-	-	23,861	-	-	23,861
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	44,383	-	-	44,383
Other invested assets	11,371	16,035	409	11,446	3,988	43,249
Securities purchased under agreements to resell, at fair value	-	-	2,181	-	-	2,181
Short-term investments	10,034	34,210	6,689	2,645	1,592	55,170

Total Investments(a)	102,473	391,631	100,997	28,616	14,209	637,926
Cash	458	1,154	2,714	448	183	4,957

Total Cash and Investments	$102,931	$392,785	$103,711	$29,064	$14,392	$642,883

At December 31, 2008(a)
Fixed maturity securities:
Bonds available for sale, at fair value	$69,106	$262,824	$1,971	$12,284	$16,857	$363,042
Bond trading securities, at fair value	-	6,296	26,848	5	4,099	37,248
Securities lending invested collateral, at fair value	790	3,054	-	-	-	3,844
Equity securities:
Common and preferred stock available for sale, at fair value	2,812	4,988	8	299	701	8,808
Common and preferred stock trading, at fair value	283	11,312	737	1	2	12,335
Mortgage and other loans receivable, net of allowance	5	27,709	367	6,558	48	34,687
Finance receivables, net of allowance	-	5	30,944	-	-	30,949
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	43,395	-	-	43,395
Other invested assets	11,474	17,184	1,247	14,540	7,533	51,978
Securities purchased under agreements to resell, at fair value	-	-	3,960	-	-	3,960
Short-term investments	9,253	26,554	6,238	2,347	2,274	46,666

Total Investments(b)	93,723	359,926	115,715	36,034	31,514	636,912
Cash	549	5,765	1,719	169	440	8,642

Total Cash and Investments	$94,272	$365,691	$117,434	$36,203	$31,954	$645,554

(a)
Revised to reflect the reclassification of noncore businesses from General Insurance to Other. See Note 3 to the Consolidated Financial Statements.

(b)
At September 30, 2009, approximately 57 percent and 43 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 54 percent and 46 percent, respectively, at December 31, 2008.

American International Group, Inc., and Subsidiaries

Investment Strategy

    AIG's investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the business model for each of the businesses: General Insurance, Life Insurance, Retirement Services and Asset Management.

    Spread-Based Investment business. The primary objectives are liquidity, preservation of capital, growth of surplus and generation of investment income to support the insurance products. Difficult market conditions in recent quarters have significantly hindered AIG's ability to achieve these objectives, and these challenges are expected to persist for the foreseeable future.

    At the local operating unit level, investment strategies are based on considerations that include the local market, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

    The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of Life Insurance & Retirement Services companies, as well as in the GIC and MIP portfolios of the Asset Management segment, the fundamental investment strategy is to match, as nearly as is practicable, the duration characteristics of the liabilities with comparable duration assets. Fixed maturity securities held by the insurance companies included in Commercial Insurance historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In light of AIG's net operating losses in the third quarter of 2008, AIG changed its intent to hold to maturity certain tax-exempt municipal securities held by its insurance subsidiaries. Fixed maturity securities held by Foreign General Insurance companies consist primarily of intermediate duration high grade securities.

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

    AIG records at fair value the vast majority of the invested assets held by its insurance companies. However, with limited exceptions (primarily with respect to separate account products consolidated on AIG's balance sheet), AIG does not adjust the fair value of its insurance liabilities for changes in interest rates, even though rising interest rates have the effect of reducing the fair value of such liabilities, and falling interest rates have the opposite effect. This results in the recording of changes in unrealized gains (losses) on securities in Accumulated other comprehensive income resulting from changes in interest rates without any correlative, inverse changes in gains (losses) on AIG's liabilities. Because AIG's asset duration in certain low-yield currencies, particularly Japan and Taiwan, is shorter than its liability duration, AIG views increasing interest rates in these countries as economically advantageous, notwithstanding the effect that higher rates have on the fair value of its fixed maturity portfolio.

    At September 30, 2009, approximately 50 percent of the fixed maturity securities were in domestic entities. Approximately 32 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 8 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Committee closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At September 30, 2009, approximately 14 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 5 percent were below investment grade or not rated at that date. Approximately one third of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

American International Group, Inc., and Subsidiaries

The credit ratings of AIG's fixed maturity investments were as follows:

	September 30, 2009	December 31, 2008

Rating
AAA	23%	27%
AA	27	28
A	28	26
BBB	16	13
Below investment grade	5	4
Non-rated	1	2

Total	100%	100%

The industry categories of AIG's available for sale corporate debt securities were as follows:

Industry Category	September 30, 2009	December 31, 2008

Financial institutions:
Money Center /Global Bank Groups	18%	20%
Regional banks — other	5	5
Life insurance	4	4
Securities firms and other finance companies	2	4
Insurance non-life	3	5
Regional banks — North America	2	3
Other financial institutions	4	1
Utilities	14	13
Communications	8	8
Consumer noncyclical	8	8
Capital goods	6	6
Consumer cyclical	5	5
Energy	5	5
Other	16	13

Total*	100%	100%

*
At September 30, 2009 and December 31, 2008, approximately 93 percent and 96 percent, respectively, of these investments were rated investment grade.

Investments in RMBS, CMBS, CDOs and ABS

The amortized cost, gross unrealized gains (losses) and fair value of AIG's investments in RMBS, CMBS, CDOs and ABS were as follows:

	September 30, 2009				December 31, 2008
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bonds — available for sale:
AIG, excluding AIGFP:
RMBS	$33,117	$1,124	$(5,799)	$28,442	$32,092	$645	$(2,985)	$29,752
CMBS	19,131	177	(6,641)	12,667	14,205	126	(3,105)	11,226
CDO/ABS	7,610	213	(1,921)	5,902	6,741	233	(843)	6,131

Subtotal, excluding AIGFP	59,858	1,514	(14,361)	47,011	53,038	1,004	(6,933)	47,109
AIGFP	351	50	-	401	217	-	-	217

Total	$60,209	$1,564	$(14,361)	$47,412	$53,255	$1,004	$(6,933)	$47,326

American International Group, Inc., and Subsidiaries

Investments in RMBS

The amortized cost, gross unrealized gains (losses) and estimated fair value of AIG's investments in RMBS securities were as follows:

	September 30, 2009					December 31, 2008
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

RMBS:
U.S. agencies	$13,135	$814	$(14)	$13,935	49%	$12,793	$537	$(22)	$13,308	45%
Prime non-agency(a)	11,692	167	(2,403)	9,456	33	12,744	41	(1,984)	10,801	36
Alt-A	5,657	52	(2,046)	3,663	13	4,927	25	(743)	4,209	14
Other housing-related(b)	931	65	(519)	477	2	410	23	(54)	379	1
Subprime	1,702	26	(817)	911	3	1,218	19	(182)	1,055	4

Total	$33,117	$1,124	$(5,799)	$28,442	100%	$32,092	$645	$(2,985)	$29,752	100%

(a)
Includes foreign and jumbo RMBS-related securities.

(b)
Primarily wrapped second-lien.

    AIG's operations, other than AIGFP, held investments in RMBS with an estimated fair value of $28.4 billion at September 30, 2009, or approximately 4 percent of AIG's total invested assets. In addition, AIG's insurance operations held investments with a fair value totaling $5.9 billion in CDOs/ABS, of which $6 million included some level of subprime exposure. AIG's RMBS investments are predominantly in tranches that contain substantial protection features through collateral subordination. At September 30, 2009, approximately 64 percent of these investments were rated AAA, and approximately 6 percent were rated AA by one or more of the principal rating agencies. AIG's investments rated BBB or below totaled $8.5 billion, or approximately 1 percent of AIG's total invested assets at September 30, 2009. As of October 30, 2009, $12.6 billion of AIG's RMBS portfolio had been downgraded as a result of rating agency actions since January 1, 2007, and $163 million of such investments had been upgraded. Of the downgrades, $10.9 billion were AAA rated securities. In addition to the downgrades, as of October 30, 2009, the rating agencies had $301 million of RMBS on watch for downgrade.

American International Group, Inc., and Subsidiaries

    In the nine-month period ended September 30, 2009, AIG collected approximately $3.9 billion of principal payments on RMBS.

The amortized cost of AIG's RMBS investments, other than those of AIGFP, by year of vintage and credit rating were as follows:

	Year of Vintage
At September 30, 2009 (in millions)
	Prior	2005	2006	2007	2008	2009	Total

Rating:
Total RMBS
AAA	$9,730	$2,846	$1,682	$2,091	$3,530	$1,166	$21,045
AA	1,245	393	195	135	-	-	1,968
A	506	579	177	288	52	-	1,602
BBB and below	614	1,392	3,542	2,885	53	16	8,502

Total RMBS*	$12,095	$5,210	$5,596	$5,399	$3,635	$1,182	$33,117

Alt-A RMBS
AAA	$1,098	$441	$141	$234	$-	$-	$1,914
AA	289	28	28	34	-	-	379
A	36	111	14	150	-	-	311
BBB and below	145	347	1,391	1,170	-	-	3,053

Total Alt-A	$1,568	$927	$1,574	$1,588	$-	$-	$5,657

Subprime RMBS
AAA	$414	$160	$85	$32	$-	$-	$691
AA	131	97	24	10	-	-	262
A	151	135	21	5	-	-	312
BBB and below	184	145	86	22	-	-	437

Total Subprime	$880	$537	$216	$69	$-	$-	$1,702

Prime non-agency
AAA	$3,783	$605	$420	$443	$-	$27	$5,278
AA	792	261	143	91	-	-	1,287
A	260	264	134	134	52	-	844
BBB and below	157	868	1,751	1,439	52	16	4,283

Total prime non-agency	$4,992	$1,998	$2,448	$2,107	$104	$43	$11,692

*
The weighted average expected life is 6 years.

    AIG's underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction. AIG's strategy is typically to invest in securities rated AA or better at the time of the investment.

Investments in CMBS

The amortized cost of AIG's CMBS investments, other than those of AIGFP, was as follows:

	September 30, 2009		December 31, 2008
(in millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total

CMBS (traditional)	$17,020	89%	$13,033	92%
ReRemic/CRE CDO	1,025	5	583	4
Agency	152	1	159	1
Other	934	5	430	3

Total	$19,131	100%	$14,205	100%

American International Group, Inc., and Subsidiaries

The percentage of AIG's CMBS investments, other than those of AIGFP, by credit rating was as follows:

	September 30, 2009	December 31, 2008

Rating:
AAA	55%	84%
AA	12	8
A	10	6
BBB and below	23	2

Total	100%	100%

The percentage of AIG's CMBS investments, other than those of AIGFP, by year of vintage was as follows:

	September 30, 2009	December 31, 2008

Year:
2008	1%	1%
2007	27	23
2006	15	11
2005	21	17
2004 and prior	36	48

Total	100%	100%

The percentage of AIG's CMBS investments, other than those of AIGFP, by geographic region was as follows:

	September 30, 2009	December 31, 2008

Geographic region:
New York	15%	15%
California	14	13
Texas	7	6
Florida	6	6
Virginia	4	3
Illinois	3	3
New Jersey	3	3
Pennsylvania	2	3
Maryland	2	2
Georgia	2	2
All Other	42	44

Total	100%	100%

The percentage of AIG's CMBS investments, other than those of AIGFP, by industry was as follows:

	September 30, 2009	December 31, 2008

Industry:
Office	33%	33%
Retail	32	31
Multi-family	16	17
Lodging	7	7
Industrial	7	7
Other	5	5

Total	100%	100%

American International Group, Inc., and Subsidiaries

    There have been disruptions in the commercial mortgage markets in general, and the CMBS market in particular, with credit default swaps indices and quoted prices of securities at levels consistent with a severe correction in lease rates, occupancy and fair value of properties. In addition, spreads in the primary mortgage market have widened significantly.

Investments in CDOs

The amortized cost of AIG's CDO investments, other than those of AIGFP, by collateral type was as follows:

	September 30, 2009		December 31, 2008
(in millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total

Collateral Type:
Bank loans (CLO)	$1,981	75%	$824	61%
Synthetic investment grade	266	10	210	16
Other	379	14	291	22
Subprime ABS	31	1	12	1

Total	$2,657	100%	$1,337	100%

Amortized cost of AIG's CDO investments, other than those of AIGFP, by credit rating was as follows:

	September 30, 2009		December 31, 2008
(in millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total

Rating:
AAA	$320	12%	$386	29%
AA	111	4	180	13
A	1,568	59	574	43
BBB	257	10	168	13
Below investment grade and equity	401	15	29	2

Total	$2,657	100%	$1,337	100%

Commercial Mortgage Loans

    At September 30, 2009, AIG had direct commercial mortgage loan exposure of $15.9 billion, with $14.7 billion representing U.S. loan exposure. At that date, substantially all of the U.S. loans were current. Foreign commercial mortgage loans of $1.2 billion are secured predominantly by properties in Japan. In addition, at September 30, 2009, AIG had $2.0 billion in residential mortgage loans in jurisdictions outside the United States, primarily secured by properties in Taiwan, Malaysia and Thailand. For the nine-month period ended September 30, 2009, AIG recorded a valuation allowance of $475 million on the U.S. commercial mortgage loan portfolio and $99 million in the foreign commercial mortgage loan portfolio.

American International Group, Inc., and Subsidiaries

The U.S. commercial mortgage loan exposure by state and type of loan was as follows:

At September 30, 2009 (dollars in millions)	# of Loans	Amount*	Apartments	Offices	Retails	Industrials	Hotels	Others	% of Total

State
California	215	$4,124	$117	$1,813	$233	$997	$424	$540	27%
New York	76	1,765	309	1,107	175	40	48	86	11
New Jersey	71	1,320	642	278	272	50	-	78	9
Texas	75	1,047	81	461	128	266	81	30	7
Florida	105	1,030	46	388	240	114	29	213	7
Pennsylvania	68	554	108	135	159	119	18	15	3
Ohio	63	436	209	52	73	48	41	13	3
Maryland	23	403	28	196	170	1	4	4	3
Arizona	18	342	106	55	61	11	9	100	2
Colorado	25	328	18	207	4	12	27	60	2
Other states	430	3,885	317	1,540	778	414	368	468	26

Total	1,169	$15,234	$1,981	$6,232	$2,293	$2,072	$1,049	$1,607	100%

*
Excludes portfolio valuation losses.

AIGFP Trading Investments

The fair value of AIGFP's fixed maturity trading investments was as follows:

	September 30, 2009		December 31, 2008
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

U.S. government and government sponsored entities	$6,157	31%	$9,594	37%
Non-U.S. governments	417	2	500	2
Corporate debt	2,142	11	3,530	13
State, territories and political subdivisions	364	2	-	-
Mortgage-backed, asset-backed and collateralized	10,838	54	12,445	48

Total	$19,918	100%	$26,069	100%

The credit ratings of AIGFP's fixed maturity trading investments were as follows:

	September 30, 2009	December 31, 2008

Rating:
AAA	67%	74%
AA	10	10
A	14	11
BBB	3	3
Below investment grade	6	2

Total	100%	100%

American International Group, Inc., and Subsidiaries

The fair value of AIGFP's trading investments in RMBS, CDO, ABS and other collateralized securities was as follows:

	September 30, 2009		December 31, 2008
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

RMBS	$2,964	27%	$3,679	30%
CMBS	1,854	17	2,020	16
CDO/ABS and other collateralized	6,020	56	6,746	54

Total	$10,838	100%	$12,445	100%

Other-Than-Temporary Impairments

    Refer to Note 5 to the Consolidated Financial Statements for a discussion of AIG's other-than-temporary impairment accounting policy.

    As a result of AIG's periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded impairment charges in earnings of $1.8 billion and $19.9 billion in the three-month periods ended September 30, 2009 and 2008, respectively, and $6.8 billion and $32.2 billion in the nine-month periods ended September 30, 2009 and 2008, respectively.

American International Group, Inc., and Subsidiaries

Other-than-temporary impairment charges in earnings by segment were as follows:

(in millions)	General Insurance	Life Insurance & Retirement Services	Financial Services	Asset Management	Other	Total

Three Months Ended September 30, 2009
Impairment Type:
Severity	$1	$53	$-	$-	$-	$54
Change in intent	-	51	-	-	-	51
Foreign currency declines	-	64	-	-	-	64
Issuer-specific credit events	132	842	3	499	141	1,617
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$133	$1,010	$3	$499	$141	$1,786

Three Months Ended September 30, 2008
Impairment Type:
Severity	$550	$5,530	$15	$1,133	$99	$7,327
Change in intent	256	7,462	6	560	15	8,299
Foreign currency declines	-	50	-	-	-	50
Issuer-specific credit events	758	2,222	2	194	277	3,453
Adverse projected cash flows on structured securities	-	650	4	93	-	747

Total	$1,564	$15,914	$27	$1,980	$391	$19,876

Nine Months Ended September 30, 2009
Impairment Type:
Severity	$111	$1,016	$2	$667	$37	$1,833
Change in intent	122	817	-	58	18	1,015
Foreign currency declines	-	415	-	-	-	415
Issuer-specific credit events	432	1,739	13	988	173	3,345
Adverse projected cash flows on structured securities	1	90	4	53	-	148

Total	$666	$4,077	$19	$1,766	$228	$6,756

Nine Months Ended September 30, 2008
Impairment Type:
Severity	$1,246	$12,060	$42	$2,778	$149	$16,275
Change in intent	276	8,390	8	630	16	9,320
Foreign currency declines	-	1,084	-	-	-	1,084
Issuer-specific credit events	825	2,610	2	232	277	3,946
Adverse projected cash flows on structured securities	7	1,355	4	255	-	1,621

Total	$2,354	$25,499	$56	$3,895	$442	$32,246

American International Group, Inc., and Subsidiaries

Other-than-temporary impairment charges in earnings by type of security and type of impairment were as follows:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended September 30, 2009
Impairment Type:
Severity	$-	$-	$-	$-	$54	$54
Change in intent	-	-	18	28	5	51
Foreign currency declines	-	-	-	64	-	64
Issuer-specific credit events	502	227	246	45	597	1,617
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$502	$227	$264	$137	$656	$1,786

Three Months Ended September 30, 2008
Impairment Type:
Severity	$2,489	$60	$-	$98	$4,680	$7,327
Change in intent	1,609	73	303	382	5,932	8,299
Foreign currency declines	-	-	-	-	50	50
Issuer-specific credit events	361	-	-	626	2,466	3,453
Adverse projected cash flows on structured securities	739	1	7	-	-	747

Total	$5,198	$134	$310	$1,106	$13,128	$19,876

Nine Months Ended September 30, 2009
Impairment Type:
Severity	$844	$481	$55	$113	$340	$1,833
Change in intent	-	4	24	764	223	1,015
Foreign currency declines	-	15	17	381	2	415
Issuer-specific credit events	1,519	289	384	211	942	3,345
Adverse projected cash flows on structured securities	104	36	8	-	-	148

Total	$2,467	$825	$488	$1,469	$1,507	$6,756

Nine Months Ended September 30, 2008
Impairment Type:
Severity	$9,739	$218	$904	$151	$5,263	$16,275
Change in intent	1,608	104	342	1,334	5,932	9,320
Foreign currency declines	-	64	-	639	381	1,084
Issuer-specific credit events	594	2	-	784	2,566	3,946
Adverse projected cash flows on structured securities	1,572	43	6	-	-	1,621

Total	$13,513	$431	$1,252	$2,908	$14,142	$32,246

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

    AIG has recognized other-than-temporary impairment charges (severity losses) of $54 million and $7.3 billion in the three-month periods ended September 30, 2009 and 2008, respectively, and $1.8 billion and $16.3 billion in the nine-month periods ended September 30, 2009 and 2008, respectively. With the adoption of the new other-than-temporary impairments accounting standard on April 1, 2009, such charges in the three months ended September 30, 2009, exclusively related to equity securities and partnership investments. In all prior periods, such charges primarily related to mortgage-backed, asset-backed and collateralized securities, corporate debt securities of financial institutions and other equity securities. Notwithstanding AIG's intent and ability to hold such securities until they had recovered their cost or amortized cost basis, and despite structures that indicated, at the time, that a substantial amount of the securities should have continued to perform in accordance with original terms, AIG concluded, at the time, that it could not reasonably assert that the impairment would be temporary.

American International Group, Inc., and Subsidiaries

    Pricing of CMBS had been adversely affected by concerns that underlying mortgage defaults will increase. As a result, AIG recognized $55 million of other-than-temporary impairment severity charges in the nine-month period ended September 30, 2009, all in the first quarter prior to adopting the new other-than-temporary impairments accounting standard, on CMBS valued at a severe discount to cost, despite the absence of any meaningful deterioration in performance of the underlying credits, because AIG concluded that it could not reasonably assert that the impairment period was temporary.

    In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2009 and 2008 related to:

  •
  securities for which AIG has changed its intent to hold or sell;

  •
  declines due to foreign exchange rates;

  •
  issuer-specific credit events;

  •
  certain structured securities; and

  •
  other impairments, including equity securities, partnership investments and private equity investments.

    AIG recognized $1.6 billion and $3.3 billion in other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2009, respectively, due to issuer-specific credit events, and $51 million and $1.0 billion in other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2009, respectively, due to changes in intent.

    No other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.2 percent of Total equity in the nine-month period ended September 30, 2009.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amount of accretion recognized in earnings for the three- and nine-month periods ended September 30, 2009 were $54 million and $519 million, respectively. For a discussion of recent accounting standards affecting fair values and other-than-temporary impairments, see Outlook — Life Insurance & Retirement Services; and Notes 1 and 5 to the Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

	Less than or equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)
										Total
At September 30, 2009 Aging(a) (dollars in millions)
	Cost(c)	Unrealized Loss	Items	Cost(c)	Unrealized Loss	Items	Cost(c)	Unrealized Loss	Items	Cost(c)	Unrealized Loss(d)	Items

Investment grade bonds
0-6 months	$20,405	$865	1,979	$6,304	$2,192	602	$3,705	$2,432	447	$30,414	$5,489	3,028
7-12 months	13,036	1,035	1,494	2,300	775	224	3,002	2,133	308	18,338	3,943	2,026
> 12 months	43,120	3,112	5,029	9,372	2,662	1,137	1,573	969	140	54,065	6,743	6,306

Total	$76,561	$5,012	8,502	$17,976	$5,629	1,963	$8,280	$5,534	895	$102,817	$16,175	11,360

Below investment grade bonds
0-6 months	$2,420	$202	683	$3,228	$1,004	291	$1,583	$1,121	178	$7,231	$2,327	1,152
7-12 months	732	80	93	998	352	99	1,298	971	187	3,028	1,403	379
> 12 months	2,503	224	380	1,523	436	131	305	203	43	4,331	863	554

Total	$5,655	$506	1,156	$5,749	$1,792	521	$3,186	$2,295	408	$14,590	$4,593	2,085

Total bonds
0-6 months	$22,825	$1,067	2,662	$9,532	$3,196	893	$5,288	$3,553	625	$37,645	$7,816	4,180
7-12 months	13,768	1,115	1,587	3,298	1,127	323	4,300	3,104	495	21,366	5,346	2,405
> 12 months	45,623	3,336	5,409	10,895	3,098	1,268	1,878	1,172	183	58,396	7,606	6,860

Total(e)	$82,216	$5,518	9,658	$23,725	$7,421	2,484	$11,466	$7,829	1,303	$117,407	$20,768	13,445

Equity securities
0-6 months	$1,060	$52	42,922	$33	$8	38,302	$4	$4	12	$1,097	$64	81,236
7-12 months	422	36	210	153	37	57	-	-	4	575	73	271
> 12 months	-	-	-	-	-	-	-	-	-	-	-	-

Total	$1,482	$88	43,132	$186	$45	38,359	$4	$4	16	$1,672	$137	81,507

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

    For the nine months ended September 30, 2009, net unrealized gains related to fixed maturity and equity securities increased $13.3 billion ($8.6 billion after tax) reflecting an increase in fair value primarily due to the narrowing of credit spreads, partially offset by the reversal of prior other-than-temporary impairment charges in connection with the adoption of a new accounting standard which changed the recognition criteria for other-than-temporary impairment charges.

    See also Note 5 to the Consolidated Financial Statements.

Risk Management

    For a complete discussion of AIG's risk management program, see Risk Management in the 2008 Form 10-K.

Overview

    AIG continues to reassess its risk management control environment and its enterprise risk management functions, both in its individual businesses as well as at the corporate level, in light of AIG's current situation. AIG continues to focus on enhancing its risk management processes and de-risking certain exposures, both at the corporate and business levels in an effort to minimize the capital and liquidity needs of AIG's local legal entities. Continued market

American International Group, Inc., and Subsidiaries

turmoil and associated price volatility, limited liquidity in the markets and a limitation in the number of counterparties willing to transact with AIG continue to constrain AIG's ability to utilize techniques for mitigating its exposure to credit, market and liquidity risks.

Credit Risk Management

    AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, finance leases, reinsurance recoverables, derivatives, deposits and letters of credit (both in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.

The following table presents AIG's largest credit exposures as a percentage of Total equity:

At September 30, 2009 Category	Risk Rating(a)		Credit Exposure as a Percentage of Total Equity

Investment Grade:
10 largest combined	A-	(b)	132.3	%(c)
Single largest non-sovereign (financial institution)	BBB-		12.3
Single largest corporate	AA		4.6
Single largest sovereign	AAA		28.3
Non-Investment Grade:
Single largest sovereign	BB-		2.4
Single largest non-sovereign	BB		0.8

(a)
Reflects AIG's internal risk ratings.

(b)
Three of the ten largest credit exposures are to financial institutions, five are to investment-grade rated sovereigns and two are to government-sponsored entities. None of the top ten is rated lower than BBB- or its equivalent.

(c)
Exposure to the ten largest combined as a percentage of Total equity was 150.7 percent at December 31, 2008.

    AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its cross-border investments in its own international subsidiaries. Seven countries had cross-border exposures in excess of 20 percent of Total equity at September 30, 2009. Based on AIG's internal risk ratings, at that date, five were rated AAA, one was rated AA and one was rated A.

    In addition, AIG reviews and manages its industry concentrations. AIG's single largest industry credit exposure is to the global financial institutions sector, which includes banks and finance companies, securities firms, insurance and reinsurance companies, and government-sponsored entities.

The following table presents AIG's largest credit exposures to the global financial institution sector as a percentage of Total equity:

At September 30, 2009	Credit Exposure as a Percentage of Total Equity

Industry Category:
Money Center / Global Bank Groups	112.2	%*
Government-Sponsored Entities	25.9
Global Life Insurance Companies	18.5
European Regional Financial Institutions	17.5
Global Reinsurance Companies	15.3
Asian Regional Financial Institutions	11.2
North American Based Regional Financial Institutions	10.4

*
Exposure to Money Center/Global Bank Groups as a percentage of Total equity was 138.7 percent at December 31, 2008.

American International Group, Inc., and Subsidiaries

    AIG's exposure to its five largest money center/global bank group institutions was 45.1 percent of Total equity at September 30, 2009.

    Credit exposure to Global Reinsurance Companies was 15.3 percent of Total equity compared to 18.4 percent at December 31, 2008. Credit exposure to Transatlantic, previously a consolidated subsidiary, was added to this category. Transatlantic is now AIG's largest third-party reinsurer with overall credit exposure of just over $2 billion. Transatlantic's core operating subsidiaries have financial strength ratings of A1 by Moody's and A+ by S&P.

    AIG also has a risk concentration through the investment portfolios of its insurance companies in the U.S. municipal sector. AIG holds approximately $48.4 billion of tax-exempt and taxable securities issued by a wide number of municipal authorities across the U.S. and its territories. A majority of these securities are held in available-for-sale portfolios of AIG's domestic property-casualty insurance companies. These securities are comprised of the general obligations of states and local governments, revenue bonds issued by these same governments and bonds issued by transportation authorities, universities, state housing finance agencies and hospital systems. The average credit quality of these issuers is AA-.

    Currently, several states, local governments and other issuers are facing pressures on their budget revenues from the effects of the recession and have had to cut spending and draw on reserve funds. Consequently, several municipal issuers in AIG's portfolios have been downgraded one or more notches by the rating agencies. The most notable of these issuers is the State of California, of which AIG holds approximately $1.1 billion of general obligation bonds and which at September 30, 2009 was also the largest single issuer in AIG's municipal finance portfolio. Nevertheless, despite the budget pressures facing the sector, AIG does not expect any significant defaults in portfolio holdings of municipal issuers.

Insurance Risk Management

Catastrophe Exposures

    The nature of AIG's business exposes it to various catastrophic events in which multiple losses across multiple lines of business can occur in any calendar year. In order to control this exposure, AIG uses a combination of techniques, including setting aggregate limits in key business units, monitoring and modeling accumulated exposures, and purchasing catastrophe reinsurance to supplement its other reinsurance protections.

    Natural disasters, such as hurricanes, earthquakes and other catastrophes have the potential to adversely affect AIG's operating results. Other risks, such as a pandemic disease, like the Swine Flu Influenza A Virus (H1N1), could adversely affect AIG's business and operating results to an extent that may be only partially offset by reinsurance programs.

Pandemic Influenza

    On June 11, 2009, the World Health Organization (WHO) raised its alert level to 6 and declared that the new variant influenza A/H1N1 had reached pandemic alert status. Although AIG continues to monitor the developing facts, current evidence suggests that a resulting pandemic will be of moderate severity with some chance that it could be severe. To date, the virus has been mostly mild. The virus is occurring disproportionately in younger people and there is some evidence that individuals over 60 may have some resistance to the virus due to pre-existing immunity. Individuals infected generally recover fully after a few days and hospitalization rates have been low. However, it should be noted that instances have been identified in which the H1N1 virus demonstrated a resistance to Tamiflu, the preferred treatment for the virus. The emergence of this resistant virus, or the emergence of a more virulent virus during the on-coming Northern Hemisphere flu season could result in a more severe pandemic.

    A significant global pandemic could have a material adverse effect on Life Insurance & Retirement Services operating results and liquidity from increased mortality and morbidity rates.

    Utilizing a scenario-based approach and an industry standard model, AIG has analyzed its insurance risk associated with pandemic influenza. For a severe event, considered to be a recurrence of the 1918 Flu Pandemic, the analysis indicates AIG could incur a pre-tax loss of approximately $6.3 billion if this event were to recur. For a mild event,

American International Group, Inc., and Subsidiaries

considered to be a recurrence of the influenza epidemic of 1968, the analysis indicates AIG could incur a pre-tax loss of approximately $0.6 billion if such an event were to recur. These analyses were based on 2008 policy data representing approximately 95 percent of AIG's individual life, group life and credit life books of business, net of reinsurance at that point in time. These estimates do not include claims that could be made under other policies, such as business interruption or general liability policies, and does not reflect estimates for losses resulting from disruption of AIG's own business operations or asset valuation losses that may arise consequent to such a pandemic. These related losses may be significant and in some scenarios exceed the losses incurred from AIG's life insurance coverages.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    Controls and Procedures

    In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, AIG's disclosure controls and procedures were effective. There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

American International Group, Inc., and Subsidiaries

Part II – OTHER INFORMATION

ITEM 1. Legal Proceedings

    Included in Note 10(a) to the Consolidated Financial Statements.

ITEM 1A. Risk Factors

    The following supplements the risk factors set forth in Item 1A. Risk Factors of Part I of the 2008 Form 10-K and in Item 1A. Risk Factors of Part II of AIG's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009.

    A deterioration in the credit markets may cause AIG to recognize unrealized market valuation losses in AIGFP's regulatory capital super senior credit default swap portfolio in future periods which could have a material adverse effect on AIG's consolidated financial condition or consolidated results of operations. Moreover, depending on how the extension of the Basel I capital floors is implemented, the period of time that AIGFP remains at risk for such deterioration could be significantly longer than anticipated by AIGFP.

    A total of $171.7 billion in net notional amount of the super senior credit default swap CDS portfolio of AIGFP as of September 30, 2009, represented derivatives written for financial institutions, principally in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. The fair value of the derivative liability for these CDS transactions was $31million at September 30, 2009.

    The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It is expected that financial institution counterparties will have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they will receive little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances, and therefore AIGFP expects that the counterparties will terminate the majority of these transactions within the next six months. However, the Basel Committee recently announced that it has agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    The nature of the information provided or otherwise available to AIGFP regarding the performance and credit quality of the underlying assets in each regulatory capital CDS transaction is not consistent across all transactions. Furthermore, in a majority of corporate loan transactions and all of the residential mortgage transactions, the pools are blind, meaning that the identities of obligors are not disclosed to AIGFP. In addition, although AIGFP receives periodic reports on the underlying asset pools, virtually all of the regulatory capital CDS transactions contain confidentiality restrictions that preclude AIGFP's public disclosure of information relating to the underlying referenced assets. AIGFP analyzes the information regarding the performance and credit quality of the underlying pools of assets required to make its own risk assessment and to determine any changes in credit quality with respect to such pools of assets. While much of this information received by AIGFP cannot be aggregated in a comparable way for disclosure purposes because of the confidentiality restrictions and the inconsistency of the information, it does provide a sufficient basis for AIGFP to evaluate the risks of the portfolio and to determine a reasonable estimate of fair value.

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory capital relief. Further, AIGFP expects that counterparties will terminate these transactions prior to their maturity. AIGFP will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the potential for further significant deterioration in the credit markets, there

American International Group, Inc., and Subsidiaries

can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods. Depending on how the extension of the Basel I capital floors is implemented, AIG could also remain at risk for a significantly longer period of time than anticipated. Moreover, given the size of the credit exposure, a decline in the fair value of this portfolio could have a material adverse effect on AIG's consolidated results of operations or consolidated financial condition.

    The limitations on incentive compensation contained in the American Recovery and Reinvestment Act of 2009, and the restrictions placed on compensation by the Special Master for TARP Executive Compensation, may adversely affect AIG's ability to retain and motivate its highest performing employees. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (Recovery Act) was signed into law. The Recovery Act contains restrictions on bonus and other incentive compensation payable to the five executives named in a company's proxy statement and the next twenty highest paid employees of companies receiving TARP funds. Pursuant to the Recovery Act, the Office of the Special Master for TARP Executive Compensation (Special Master) issued an initial Determination Memorandum on October 22, 2009 with respect to AIG's named executive officers (except for the Chief Executive Officer) and twenty highest paid employees. Although the Determination Memorandum is not yet final, it appears likely to set significant new restrictions on the compensation of these employees. Historically, AIG has embraced a pay-for-performance philosophy. Depending upon the limitations placed on incentive compensation by the final Determination Memorandum issued by the Special Master, it is possible that AIG may be unable to create a compensation structure that permits AIG to retain and motivate its highest performing employees. The Special Master is also reviewing AIG's compensation arrangements for its next 75 most highly compensated employees. Depending on the actions of the Special Master, AIG's ability to retain and motivate these employees may be adversely affected as well. An inability of AIG to retain and motivate its highest performing employees may affect its ability to stabilize its businesses, execute on its asset disposition plan and prepare and make required filings with the Securities and Exchange Commission and other federal, state and foreign regulators.

ITEM 6. Exhibits

    See accompanying Exhibit Index.

American International Group, Inc., and Subsidiaries

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

/s/ DAVID L. HERZOG
David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer
/s/ JOSEPH D. COOK
Joseph D. Cook Vice President Controller Principal Accounting Officer

Dated: November 6, 2009

American International Group, Inc., and Subsidiaries

EXHIBIT INDEX

Exhibit Number	Description	Location
3.1	Amended and Restated Certificate of Incorporation of American International Group, Inc.	Incorporated by reference to Exhibit 3(i)(a) to AIG's Registration Statement on Form S-3 filed with the SEC on July 17, 2009 (File No. 333-160645).
3.2	American International Group, Inc. By-laws, as amended on August 10, 2009	Incorporated by reference to Exhibit 3(ii) to AIG's Current Report on Form 8-K filed with the SEC on August 14, 2009 (File No. 1-8787).
10.1	Letter Agreement, dated August 16, 2009, between American International Group, Inc. and Robert H. Benmosche	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on August 17, 2009 (File No. 1-8787).
10.2	Agreement for Binding Arbitration, dated as of August 31, 2009, between American International Group, Inc. and Maurice R. Greenberg and Howard I. Smith	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on August 31, 2009 (File No. 1-8787).
11	Statement re computation of per share earnings	Included in Note 8 to the Consolidated Financial Statements.
12	Computation of ratios of earnings to fixed charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008, (ii) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2009 and September 30, 2008, (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2009, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 and September 30, 2008 and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*	Filed herewith.
*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.