Form 10-K
period 2009-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2010-02-26
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

     The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold of $23.20 as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $2,794,000,000.

     As of January 29, 2010, there were outstanding 134,926,293 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant's definitive proxy statement for the 2010 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

American International Group, Inc., and Subsidiaries

AIG 2009 Form 10-K            2

American International Group, Inc., and Subsidiaries

Part I

Item 1.    Business

    American International Group, Inc. (AIG), a Delaware corporation, is a holding company which, through its subsidiaries, is engaged primarily in a broad range of insurance and insurance-related activities in the United States and abroad.

    Since September 2008, AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future. AIG has entered into several important transactions and relationships with the Federal Reserve Bank of New York (FRBNY), the AIG Credit Facility Trust (together with its trustees, acting in their capacity as trustees, the Trust) and the United States Department of the Treasury (the Department of the Treasury). As a result of these arrangements, AIG is controlled by the Trust, which was established for the sole benefit of the United States Treasury.

    AIG's four reportable segments are as follows:

  •
  General Insurance;

  •
  Domestic Life Insurance & Retirement Services;

  •
  Foreign Life Insurance & Retirement Services; and

  •
  Financial Services.

    The principal business units in each of AIG's reportable segments at year-end 2009 are shown below. For information on AIG's reportable segments, including geographic areas of operation, and changes made in 2009, see Note 4 to the Consolidated Financial Statements.

General Insurance	Domestic Life Insurance & Retirement Services

American Home Assurance Company (American Home)	American General Life Insurance Company (American General)
National Union Fire Insurance Company of Pittsburgh, Pa. (National Union)	American General Life and Accident Insurance Company (AGLA)
New Hampshire Insurance Company (New Hampshire)	The United States Life Insurance Company in the City of New York (USLIFE)
Lexington Insurance Company (Lexington)	The Variable Annuity Life Insurance Company (VALIC)
Chartis Overseas, Ltd.	Western National Life Insurance Company (Western National)
AIU Insurance Company (AIUI)	SunAmerica Annuity and Life Assurance Company (SunAmerica Annuity)
American International Reinsurance Company Limited (AIRCO)

3            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Foreign Life Insurance & Retirement Services	Financial Services
American Life Insurance Company (ALICO)	International Lease Finance Corporation (ILFC)
AIG Star Life Insurance Co., Ltd. (AIG Star Life)	AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (AIGFP)
AIG Edison Life Insurance Company (AIG Edison Life)	American General Finance, Inc. (AGF)
American International Assurance Company, Limited, together with American International Assurance Company (Bermuda) Limited (AIA)	AIG Consumer Finance Group, Inc. (AIGCFG)
The Philippine American Life and General Insurance Company (Philamlife)	AIG Credit Corp. (A.I. Credit)

    Throughout this Annual Report on Form 10-K, AIG presents its operations in the way it believes will be most meaningful, as well as most transparent. Certain of the measurements used by AIG management are "non-GAAP financial measures" under SEC rules and regulations. Underwriting profit (loss) is utilized to report results for AIG's General Insurance operations. Pre-tax income (loss) before net realized capital gains (losses) is utilized to report results for AIG's life insurance and retirement services operations. For an explanation of why AIG management considers these "non-GAAP measures" useful to investors, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Following is additional information about AIG's operations:

General Insurance Operations

    AIG's General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance both domestically and abroad and comprise the Commercial Insurance and the Foreign General Insurance operating segments. In July 2009, AIG's General Insurance subsidiaries were rebranded as Chartis (Commercial Insurance operates as Chartis U.S. and Foreign General Insurance operates as Chartis International). Chartis Private Client Group (Private Client Group) is part of Chartis U.S.

    AIG is diversified both in terms of classes of business and geographic locations. In General Insurance, general and auto liability business is the largest class of business written and represented approximately 15 percent of net premiums written for the year ended December 31, 2009. During 2009, 8 percent, 6 percent and 6 percent of the direct General Insurance premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded) were written in the states of California, New York and Texas, respectively, and 11 percent and 9 percent were written in Japan and the United Kingdom, respectively. No other state or foreign country accounted for more than five percent of such premiums.

    The majority of AIG's General Insurance business is in the casualty classes, which tend to involve longer periods of time for the reporting and settling of claims. This may increase the risk and uncertainty with respect to AIG's loss reserve development.

Commercial Insurance

    Commercial Insurance's business in the United States and Canada is conducted through American Home, National Union, Lexington and certain other General Insurance company subsidiaries of AIG.

    Chartis U.S. writes substantially all classes of business insurance, accepting such business mainly from insurance brokers. This provides Chartis U.S. the opportunity to select specialized markets and retain underwriting control. Any licensed broker is able to submit business to Chartis U.S. without the traditional agent-company contractual relationship, but such broker usually has no authority to commit Chartis U.S. to accept a risk.

    In addition to writing substantially all classes of business insurance, including large commercial or industrial property insurance, excess liability, inland marine, environmental, workers' compensation and excess and umbrella

AIG 2009 Form 10-K            4

American International Group, Inc., and Subsidiaries

coverages, Chartis U.S. offers many specialized forms of insurance such as aviation, accident and health, equipment breakdown, directors and officers liability (D&O), difference-in-conditions, kidnap-ransom, export credit and political risk, and various types of professional errors and omissions coverages. Also included in Chartis U.S. are the operations of Commercial Casualty, which provides insurance and risk management programs for large corporate customers and is a leading provider of customized structured insurance products, and Chartis Environmental, which focuses on providing specialty products to clients with environmental exposures. Lexington writes surplus lines for risks on which conventional insurance companies do not readily provide insurance coverage, either because of complexity or because the coverage does not lend itself to conventional contracts. The Chartis Worldsource Division introduces and coordinates AIG's products and services to U.S.-based multinational clients and foreign corporations doing business in the U.S. Private Client Group provides a broad range of coverages for high net worth individuals.

Foreign General Insurance

    Chartis International writes both commercial and consumer lines of insurance through a network of agencies, branches and foreign-based insurance subsidiaries. Chartis International uses various marketing methods and multiple distribution channels to write both commercial and consumer lines of insurance with certain refinements for local laws, customs and needs. Chartis International operates in Asia, the Pacific Rim, Europe, the U.K., Africa, the Middle East and Latin America.

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

    The Liability for unpaid claims and claims adjustment expense (loss reserves) established with respect to foreign business is set and monitored in terms of the currency in which payment is expected to be made. Therefore, no assumption is included for changes in currency rates. See also Note 1(v) to the Consolidated Financial Statements.

    Management reviews the adequacy of established loss reserves utilizing a number of analytical reserve development techniques. Through the use of these techniques, management is able to monitor the adequacy of AIG's established reserves and determine appropriate assumptions for inflation. Also, analysis of emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence, allows management to determine any required adjustments.

    The "Analysis of Consolidated Losses and Loss Expense Reserve Development" table presents the development of net losses and loss expense reserves for calendar years 1999 through 2009. Immediately following this table is a second table that presents all data on a basis that excludes asbestos and environmental net losses and loss expense reserve development. The opening reserves held are shown at the top of the table for each year-end date. The amount of loss reserve discount included in the opening reserve at each date is shown immediately below the reserves held for each year. The undiscounted reserve at each date is thus the sum of the discount and the reserve held.

    The upper half of the table presents the cumulative amounts paid during successive years related to the undiscounted opening loss reserves. For example, in the table that excludes asbestos and environmental losses, with respect to the net losses and loss expense reserve of $28.65 billion at December 31, 2002, by the end of 2009 (seven years later) $39.64 billion had actually been paid in settlement of these net loss reserves. In addition, as reflected in the lower section of the table, the original undiscounted reserve of $30.15 billion was reestimated to be $50.79 billion at December 31, 2009. This increase from the original estimate generally results from a combination of a number of factors, including claims being settled for larger amounts than originally estimated. The original estimates will also be increased or decreased as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, presents the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $2.62 billion at December 31, 2009 related to December 31, 2008 net losses and loss expense reserves of $73.64 billion represents the cumulative amount by which reserves in 2008 and prior years have developed unfavorably during 2009.

5            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    The bottom of each table below presents the remaining undiscounted and discounted net loss reserve for each year. For example, in the table that excludes asbestos and environmental losses, for the 2001 year-end, the remaining undiscounted reserves held at December 31, 2009 are $9.71 billion, with a corresponding discounted net reserve of $8.98 billion.

Analysis of Consolidated Losses and Loss Expense Reserve Development

The following table presents for each calendar year the losses and loss expense reserves and the development thereof including those with respect to asbestos and environmental claims. See also Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results — General Insurance Operations — Liability for unpaid claims and claims adjustment expense.*

(in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Net Reserves Held	$25,636	$25,684	$26,005	$29,347	$36,228	$47,253	$57,476	$62,630	$69,288	$72,455	$67,899
Discount (in Reserves Held)	1,075	1,287	1,423	1,499	1,516	1,553	2,110	2,264	2,429	2,574	2,655
Net Reserves Held (Undiscounted)	26,711	26,971	27,428	30,846	37,744	48,806	59,586	64,894	71,717	75,029	70,554
Paid (Cumulative) as of:
One year later	8,266	9,709	11,007	10,775	12,163	14,910	15,326	14,862	16,531	24,267
Two years later	14,640	17,149	18,091	18,589	21,773	24,377	25,152	24,388	31,791
Three years later	19,901	21,930	23,881	25,513	28,763	31,296	32,295	34,647
Four years later	23,074	26,090	28,717	30,757	33,825	36,804	40,380
Five years later	25,829	29,473	32,685	34,627	38,087	43,162
Six years later	28,165	32,421	35,656	37,778	42,924
Seven years later	30,336	34,660	38,116	41,493
Eight years later	31,956	36,497	41,055
Nine years later	33,489	38,943
Ten years later	35,359

(in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Net Reserves Held (Undiscounted)	$26,711	$26,971	$27,428	$30,846	$37,744	$48,806	$59,586	$64,894	$71,717	$75,029	$70,554
Undiscounted Liability as of:
One year later	26,358	26,979	31,112	32,913	40,931	53,486	59,533	64,238	71,836	77,800
Two years later	27,023	30,696	33,363	37,583	49,463	55,009	60,126	64,764	74,318
Three years later	29,994	32,732	37,964	46,179	51,497	56,047	61,242	67,303
Four years later	31,192	36,210	45,203	48,427	52,964	57,618	63,872
Five years later	33,910	41,699	47,078	49,855	54,870	60,231
Six years later	38,087	43,543	48,273	51,560	57,300
Seven years later	39,597	44,475	49,803	53,917
Eight years later	40,217	45,767	52,034
Nine years later	41,168	47,682
Ten years later	42,727
Net Redundancy / (Deficiency)	(16,016)	(20,711)	(24,606)	(23,071)	(19,556)	(11,425)	(4,286)	(2,409)	(2,601)	(2,771)
Remaining Reserves (Undiscounted)	7,368	8,739	10,979	12,424	14,376	17,069	23,492	32,656	42,527	53,533
Remaining Discount	511	609	723	856	988	1,124	1,309	1,552	1,893	2,261
Remaining Reserves	6,857	8,130	10,256	11,568	13,388	15,945	22,183	31,104	40,634	51,272

AIG 2009 Form 10-K            6

American International Group, Inc., and Subsidiaries

The following table presents the gross liability (before discount), reinsurance recoverable and net liability recorded at each year end and the reestimation of these amounts as of December 31, 2009:

(in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Gross Liability, End of Year	$37,278	$39,222	$42,629	$48,173	$53,388	$63,430	$79,279	$82,263	$87,929	$91,832	$88,041
Reinsurance Recoverable, End of Year	10,567	12,251	15,201	17,327	15,644	14,624	19,693	17,369	16,212	16,803	17,487
Net Liability, End of Year	26,711	26,971	27,428	30,846	37,744	48,806	59,586	64,894	71,717	75,029	70,554
Reestimated Gross Liability	64,160	71,146	76,143	77,873	78,829	79,883	86,444	86,462	92,086	94,932
Reestimated Reinsurance Recoverable	21,433	23,464	24,109	23,956	21,529	19,652	22,572	19,159	17,768	17,132
Reestimated Net Liability	42,727	47,682	52,034	53,917	57,300	60,231	63,872	67,303	74,318	77,800
Cumulative Gross
Redundancy/(Deficiency)	(26,882)	(31,924)	(33,514)	(29,700)	(25,441)	(16,453)	(7,165)	(4,199)	(4,157)	(3,100)

*
During 2009, Transatlantic Holdings, Inc. (Transatlantic) was deconsolidated and 21st Century Insurance Group and Agency Auto Division (excluding AIG Private Client Group) (21st Century) and HSB Group, Inc. (HSB) were sold. Immediately preceding these sales, the loss and loss expense reserves for these entities totaled $9.7 billion. As a result of the sales and deconsolidation, these obligations ceased being the responsibility of AIG. The sales and deconsolidation are reflected in the table above as a reduction in December 31, 2009 net reserves of $9.7 billion and as a $8.6 billion increase in paid losses for the years 1999 through 2008 to reflect no impact on incurred losses for these periods.

Analysis of Consolidated Losses and Loss Expense Reserve Development Excluding Asbestos and Environmental Losses and Loss Expense Reserve Development

The following table presents for each calendar year the losses and loss expense reserves and the development thereof excluding those with respect to asbestos and environmental claims. See also Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results — General Insurance Operations — Liability for unpaid claims and claims adjustment expense.*

(in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Net Reserves Held	$24,745	$24,829	$25,286	$28,651	$35,559	$45,742	$55,226	$60,451	$67,597	$71,062	$66,588
Discount (in Reserves Held)	1,075	1,287	1,423	1,499	1,516	1,553	2,110	2,264	2,429	2,574	2,655
Net Reserves Held (Undiscounted)	25,820	26,116	26,709	30,150	37,075	47,295	57,336	62,715	70,026	73,636	69,243
Paid (Cumulative) as of:
One year later	8,195	9,515	10,861	10,632	11,999	14,718	15,047	14,356	16,183	24,028
Two years later	14,376	16,808	17,801	18,283	21,419	23,906	24,367	23,535	31,204
Three years later	19,490	21,447	23,430	25,021	28,129	30,320	31,163	33,555
Four years later	22,521	25,445	28,080	29,987	32,686	35,481	39,009
Five years later	25,116	28,643	31,771	33,353	36,601	41,600
Six years later	27,266	31,315	34,238	36,159	41,198
Seven years later	29,162	33,051	36,353	39,637
Eight years later	30,279	34,543	39,055
Nine years later	31,469	36,752
Ten years later	33,101

7            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

(in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Net Reserves Held (Undiscounted)	$25,820	$26,116	$26,709	$30,150	$37,075	$47,295	$57,336	$62,715	$70,026	$73,636	$69,243
Undiscounted Liability as of:
One year later	25,437	26,071	30,274	32,129	39,261	51,048	57,077	62,043	70,096	76,251
Two years later	26,053	29,670	32,438	35,803	46,865	52,364	57,653	62,521	72,423
Three years later	28,902	31,619	36,043	43,467	48,691	53,385	58,721	64,904
Four years later	30,014	34,102	42,348	45,510	50,140	54,908	61,195
Five years later	31,738	38,655	44,018	46,925	51,997	57,365
Six years later	34,978	40,294	45,201	48,584	54,272
Seven years later	36,283	41,213	46,685	50,786
Eight years later	36,889	42,459	48,761
Nine years later	37,795	44,219
Ten years later	39,199
Net Redundancy/(Deficiency)	(13,379)	(18,103)	(22,052)	(20,636)	(17,197)	(10,070)	(3,859)	(2,189)	(2,397)	(2,615)
Remaining Reserves (Undiscounted)	6,098	7,467	9,706	11,149	13,074	15,765	22,186	31,349	41,219	52,223
Remaining Discount	511	609	723	856	988	1,124	1,309	1,552	1,893	2,261
Remaining Reserves	5,587	6,858	8,983	10,293	12,086	14,641	20,877	29,797	39,326	49,962

The following table presents the gross liability (before discount), reinsurance recoverable and net liability recorded at each year end and the reestimation of these amounts as of December 31, 2009:

(in millions)	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Gross Liability, End of Year	$34,666	$36,777	$40,400	$46,036	$51,363	$59,790	$73,808	$77,111	$83,551	$87,973	$84,467
Reinsurance Recoverable, End of Year	8,846	10,661	13,691	15,886	14,288	12,495	16,472	14,396	13,525	14,337	15,224
Net Liability, End of Year	25,820	26,116	26,709	30,150	37,075	47,295	57,336	62,715	70,026	73,636	69,243
Reestimated Gross Liability	55,041	62,549	68,075	70,148	71,492	72,836	79,818	80,494	86,995	90,589
Reestimated Reinsurance Recoverable	15,842	18,330	19,314	19,362	17,220	15,471	18,623	15,590	14,572	14,338
Reestimated Net Liability	39,199	44,219	48,761	50,786	54,272	57,365	61,195	64,904	72,423	76,251
Cumulative Gross
Redundancy/(Deficiency)	(20,375)	(25,772)	(27,675)	(24,112)	(20,129)	(13,046)	(6,010)	(3,383)	(3,444)	(2,616)

*
During 2009, Transatlantic was deconsolidated and 21st Century and HSB were sold. Immediately preceding these sales, the loss and loss expense reserves for these entities totaled $9.6 billion. As a result of the sales and deconsolidation, these obligations ceased being the responsibility of AIG. The sales and deconsolidation are reflected in the table above as a reduction in December 31, 2009 net reserves of $9.6 billion and as a $8.6 billion increase in paid losses for the years 1999 through 2008 to reflect no impact on incurred losses for these periods.

    The Liability for unpaid claims and claims adjustment expense as reported in AIG's Consolidated Balance Sheet at December 31, 2009 differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2009 relate primarily to reserves for certain foreign operations not required to be reported in the United States for statutory reporting purposes. Further, statutory practices in the United States require reserves to be shown net of applicable reinsurance recoverable.

    The reserve for gross losses and loss expenses is prior to reinsurance and represents the accumulation for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

    For further discussion regarding net reserves for losses and loss expenses, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results — General Insurance Operations — Liability for unpaid claims and claims adjustment expense.

AIG 2009 Form 10-K            8

American International Group, Inc., and Subsidiaries

Domestic Life Insurance & Retirement Services Operations

    AIG's Domestic Life Insurance & Retirement Services segment, rebranded as SunAmerica Financial Group in December 2009, is comprised of several life insurance and retirement services businesses that market their products and services under the brands of American General, AGLA, VALIC, Western National, SunAmerica Retirement Markets, SunAmerica Mutual Funds, SunAmerica Affordable Housing Partners, FSC Securities, Royal Alliance and SagePoint Financial. The businesses offer a comprehensive suite of life insurance, retirement savings products and guaranteed income solutions through an established multi-channel distribution network that includes banks, national, regional and independent broker-dealers, career financial advisors, wholesale life brokers, insurance agents and a direct-to-consumer platform.

    AIG's Domestic Life Insurance businesses offer a broad range of protection products, including individual term and universal life insurance and group life and health products. In addition, Domestic Life Insurance offers a variety of payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities.

    Domestic Retirement Services businesses offer group retirement products and individual fixed and variable annuities. Certain previously acquired closed blocks and other fixed and variable annuity blocks that have been discontinued are reported as "runoff" annuities. Domestic Retirement Services also maintains a runoff block of Guaranteed Investment Contracts (GICs) that were written in (or issued to) the institutional market place prior to 2006.

    Results for certain brokerage service, mutual fund, GIC and other asset management activities previously reported in the Asset Management segment are now included in Domestic Life Insurance & Retirement Services.

Foreign Life Insurance & Retirement Services Operations

    AIG's Foreign Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products, including pension, life and health, and fixed and variable annuities. The Foreign Life Insurance & Retirement Services products are sold through independent producers, career agents, financial institutions and direct marketing channels.

    AIG's principal Foreign Life Insurance & Retirement Services operations include ALICO, AIG Star Life, AIG Edison Life, AIA and Philamlife ,which is now an AIA subsidiary. ALICO is incorporated in Delaware and all of its business is written outside the United States. ALICO has operations either directly or through subsidiaries in Europe, including the U.K., Latin America, the Caribbean, the Middle East, and Japan. AIA operates primarily in China (including Hong Kong), Singapore, Malaysia, Thailand, Korea, Australia, New Zealand, Vietnam, Indonesia and India. The operations in India are conducted through a joint venture, Tata AIG Life Insurance Company Limited. Philamlife is the largest life insurer in the Philippines. AIG Star Life and AIG Edison Life operate in Japan.

    On October 12, 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan Life Insurance Company, Ltd. (Nan Shan), for approximately $2.15 billion. As a result of this transaction, Nan Shan qualified as a discontinued operation and met the criteria for "held-for-sale" accounting in the fourth quarter of 2009. See Note 2 to the Consolidated Financial Statements for further discussion.

Reinsurance Operations

    Chartis subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account and securing reinsurance on that portion of the risk in excess of the limit which they wish to retain. This operating policy differs from that of many insurance companies that will underwrite only up to their net retention limit, thereby requiring the broker or agent to secure commitments from other underwriters for the remainder of the gross risk amount.

9            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    Various AIG classes of business, including Commercial Insurance, AIU and AIG Risk Finance, as well as certain life insurance subsidiaries, use AIRCO as a reinsurer for certain of their businesses. In Bermuda, AIRCO discounts reserves attributable to certain classes of general insurance business assumed from other AIG subsidiaries.

    For a further discussion of reinsurance, see Item 1A. Risk Factors — Reinsurance; Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Insurance Risk Management — Reinsurance.

Insurance Investment Operations

    A significant portion of AIG's General Insurance and Domestic and Foreign Life Insurance & Retirement Services revenues are derived from AIG's insurance investment operations.

The following table summarizes the investment results of AIG's insurance operations, excluding the results of discontinued operations:

Years Ended December 31, (in millions)	Annual Average Investments(a)	Net Investment Income	Pre-tax Return on Average Investments(b)

General Insurance:
2009	$89,236	$3,295	3.7%
2008	92,313	2,606	2.8
2007	96,207	5,348	5.6
Domestic Life Insurance & Retirement Services:
2009	$148,202	$9,553	6.4%
2008	196,515	9,134	4.6
2007	248,720	13,582	5.5
Foreign Life Insurance & Retirement Services:
2009	$182,183	$11,502	6.3%
2008	180,833	157	0.1
2007	182,216	10,184	5.6

(a)
Includes real estate investments and collateral assets invested under the securities lending program.

(b)
Net investment income divided by the annual average investments.

    AIG's worldwide insurance investment policy places primary emphasis on investments in government and fixed income securities in all of its portfolios and, to a lesser extent, investments in high-yield bonds, common stocks, real estate, hedge funds and other alternative investments, in order to enhance returns on policyholders' funds and generate net investment income. The ability to implement this policy is somewhat limited in certain territories as there may be a lack of attractive long-term investment opportunities or investment restrictions may be imposed by the local regulatory authorities.

Financial Services Operations

    AIG's Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital markets, consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations. A.I. Credit also contributes to Financial Services results principally by providing insurance premium financing for both AIG's policyholders and those of other insurers.

Aircraft Leasing

    AIG's Aircraft Leasing operations are the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jet aircraft for ILFC's own account, and remarketing and fleet management services for airlines and financial institutions.

AIG 2009 Form 10-K            10

American International Group, Inc., and Subsidiaries

Capital Markets

    Capital Markets is comprised of the operations of AIGFP, which engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates. AIGFP also invests in a diversified portfolio of securities and principal investments and engages in borrowing activities that involve issuing standard and structured notes and other securities and entering into guaranteed investment agreements (GIAs). Due to the extreme market conditions experienced in 2008, the downgrades of AIG's credit ratings by the rating agencies, as well as AIG's intent to refocus on its core businesses, beginning in late 2008 and continuing through 2009 AIGFP has been unwinding its businesses and portfolios. See Management's Discussion and Analysis of Financial Condition and Results of Operations — 2010 Business Outlook — Financial Services.

Consumer Finance

    AIG's Consumer Finance operations in North America are principally conducted through AGF. AGF derives most of its revenues from finance charges assessed on real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables.

    AIG's foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. During 2009, AIG divested most of the AIGCFG operations. As of December 31, 2009, AIGCFG had operations in Argentina, Taiwan, India, Colombia and Poland. The operations in Poland, at December 31, 2009, were under contract for sale and met the criteria for held for sale accounting in 2009.

Other Operations

    AIG's Other operations includes results from Parent & Other operations, after allocations to AIG's business segments, results from noncore businesses and gains and losses on sales of divested businesses.

Parent & Other

    AIG's Parent & Other operations consists primarily of interest expense, restructuring costs, expenses of corporate staff not attributable to specific reportable segments, expenses related to efforts to improve internal controls, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation related charges and net gains and losses on sale of divested businesses.

Noncore Businesses

    Noncore businesses include results of certain businesses that have been divested or are being wound down or repositioned.

Noncore Insurance Businesses

    Beginning in 2009, in order to better align financial reporting with the manner in which AIG's chief operating decision makers review AIG's businesses to make decisions about resources to be allocated and to assess performance, the results for United Guaranty Corporation (UGC), Transatlantic, 21st Century and HSB are included in AIG's Other operations category. These amounts were previously reported as part of General Insurance operations. Prior period amounts have been revised to conform to the current presentation. As a result of the current year dispositions of 21st Century and HSB, and the deconsolidation of Transatlantic, only UGC is still reporting ongoing results of operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due — Asset Disposition Plan — Sales of Businesses and Specific Asset Dispositions for further discussion.

11            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value first-lien mortgages for the purchase or refinance of one- to four-family residences.

    During 2008, UGC tightened underwriting guidelines and increased premium rates for its first-lien business, ceased insuring second-lien business as of September 30, 2008 and during the fourth quarter of 2008 ceased insuring new private student loan business and suspended insuring new business throughout its European operations. All of these actions were in response to the worsening conditions in the global housing markets and resulted in a significant decline in new business written during the second half of 2008 through 2009.

Transatlantic

    On June 10, 2009, AIG closed the previously announced secondary public offering of 29.9 million shares of Transatlantic common stock owned directly and indirectly by AIG for aggregate gross proceeds of $1.1 billion. As of the close of the offering, AIG indirectly retained 13.9 percent of the Transatlantic common stock issued and outstanding. As of December 31, 2009, after confirmation from the New York Insurance Department that AIG is not considered to control Transatlantic, AIG no longer considers Transatlantic to be a related party.

Noncore Asset Management Operations

    With the announced sale of AIG's investment advisory and third party Institutional Asset Management business (excluding the Global Real Estate investment management business), AIG will no longer benefit from the management fee and carried interest cash flows from these businesses, but the sale will reduce operating costs related to AIG's asset management activities. Asset Management is no longer considered a reportable segment, and the results for these Asset Management operations described below have been presented as a Noncore business in AIG's Other operations category. Brokerage service commissions, other asset management fees, and investment income from GICs previously reported in the Asset Management segment are now included in the Domestic Life Insurance & Retirement Services segment. Results for prior periods have been revised accordingly.

Matched Investment Program

    AIG's Matched Investment Program (MIP) is a spread-based investment operation which invests primarily in fixed maturity securities (corporate and structured), loans and, to a lesser extent, single name credit default swaps. Due to the extreme market conditions experienced in 2008 and the downgrades of AIG's credit ratings, the MIP is currently in run-off. No additional debt issuances are expected for the MIP for the foreseeable future.

Institutional Asset Management Business

    AIG's Institutional Asset Management business, conducted through AIG Global Asset Management Holdings Corp. and its subsidiaries and affiliated companies (collectively, AIG Investments), provides an array of investment products and services globally to institutional investors, pension funds, AIG subsidiaries, AIG affiliates and high net worth investors. These products include traditional equity and fixed maturity securities, and a wide range of real estate and alternative asset classes. Services include investment advisory and sub-advisory services, investment monitoring and transaction structuring. Within the equity and fixed maturity asset classes, AIG Investments offers various forms of structured investments. Within the alternative asset class, AIG Investments offers hedge and private equity funds and fund-of-funds, direct investments and distressed debt investments. AIG Global Real Estate Investment Corp. (AIG Global Real Estate) provides a wide range of real estate investment, development and management services for AIG subsidiaries, as well as for third-party institutional investors, pension funds and high net worth investors. AIG Global Real Estate also maintains a proprietary real estate investment portfolio through various joint venture platforms.

    On September 5, 2009, AIG entered into an agreement to sell its investment advisory and third party Institutional Asset Management businesses. This sale will exclude those asset management businesses providing traditional fixed

AIG 2009 Form 10-K            12

American International Group, Inc., and Subsidiaries

income asset and liability management for AIG's insurance company subsidiaries and the AIG Global Real Estate investment management business, as well as proprietary real estate and private equity investments. AIG expects to continue relationships with the divested businesses for other investment management services used by its insurance company subsidiaries. Upon completion of the sale, AIG will no longer benefit from the management fee and carried interest cash flow from these businesses, but the sale will reduce operating costs related to AIG's asset management activities.

    For additional information regarding the business of AIG on a consolidated basis, the contributions made to AIG's consolidated revenues and pre-tax income and the assets held by General Insurance, Domestic Life Insurance & Retirement Services, Foreign Life Insurance & Retirement Services, Financial Services and the Other operations category, see Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 4 to the Consolidated Financial Statements.

Locations of Certain Assets

    As of December 31, 2009, approximately 44 percent of the consolidated assets of AIG were located in foreign countries (other than Canada), including $6.9 billion of cash and securities on deposit with foreign regulatory authorities. Foreign operations and assets held abroad may be adversely affected by political developments in foreign countries, including tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of such assets. Certain of the countries in which AIG's business is conducted have currency restrictions which generally cause a delay in a company's ability to repatriate assets and profits. See also Item 1A. Risk Factors — Foreign Operations and Notes 1 and 4 to the Consolidated Financial Statements.

Regulation

    AIG's operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. AIG's operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In light of AIG's liquidity problems beginning in the third quarter of 2008, AIG and its regulated subsidiaries have been subject to intense review and supervision around the world. Regulators have taken significant steps to protect the businesses of the entities they regulate. These steps have included:

  •
  restricting or prohibiting the payment of dividends to AIG parent and its subsidiaries;

  •
  restricting or prohibiting other payments to AIG parent and its subsidiaries;

  •
  requesting additional capital contributions from AIG parent;

  •
  requesting that intercompany reinsurance reserves be covered by assets locally;

  •
  restricting the business in which the subsidiaries may engage;

  •
  requiring pre-approval of all proposed transactions between the regulated subsidiaries and AIG parent or with any affiliate; and

  •
  requiring more frequent reporting, including with respect to capital and liquidity positions.

    These and other actions have made it challenging for AIG to continue to engage in business in the ordinary course. AIG does not expect these conditions to change significantly in the foreseeable future.

    In 1999, AIG became a unitary thrift holding company within the meaning of the Home Owners' Loan Act (HOLA) when the Office of Thrift Supervision (OTS) granted AIG approval to organize AIG Federal Savings Bank. AIG is subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over AIG and its subsidiaries. Among other things, this permits the OTS to restrict or prohibit

13            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

activities that are determined to be a serious risk to the financial safety, soundness or stability of AIG's subsidiary savings association, AIG Federal Savings Bank.

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

    Certain states require registration and periodic reporting by insurance companies that are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation that controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate services and transfers of assets (including in some instances payment of dividends by the insurance subsidiary) within the holding company system. AIG's subsidiaries are registered under such legislation in those states that have such requirements.

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

    AIG has taken various steps to enhance the capital positions of the Chartis U.S. companies. AIG entered into capital maintenance agreements with these companies that set forth procedures through which AIG has provided, and expects to continue to provide, capital support. Also, in order to allow the Chartis companies to record as an admitted asset at December 31, 2009 certain reinsurance ceded to non-U.S. reinsurers (which has the effect of maintaining the level of the statutory surplus of such companies), AIG obtained and entered into reimbursement agreements for approximately $1.5 billion of letters of credit issued by several commercial banks in favor of certain Chartis companies and funded trusts totaling $2.8 billion.

    In the U.S., the Risk-Based Capital (RBC) formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. Thus, inadequately capitalized general and life insurance companies may be identified. The U.S. RBC formula develops a risk-adjusted target level of statutory surplus by applying certain factors to various asset, premium and reserve items. Higher factors are applied to more risky items and lower factors are applied to less risky items. Thus, the target level of statutory surplus varies not only as a result of the insurer's size, but also based on the risk profile of the insurer's operations.

    The RBC Model Law provides for four incremental levels of regulatory attention for insurers whose surplus is below the calculated RBC target. These levels of attention range in severity from requiring the insurer to submit a plan for corrective action to placing the insurer under regulatory control.

    The statutory surplus of each of the U.S.-based life and property and casualty insurance subsidiaries exceeded their RBC minimum required levels as of December 31, 2009.

AIG 2009 Form 10-K            14

American International Group, Inc., and Subsidiaries

    To the extent that any of AIG's insurance entities would fall below prescribed levels of statutory surplus, it would be AIG's intention, subject to FRBNY approval, to provide appropriate capital or other types of support to that entity.

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

    See Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Regulation and Supervision and Note 17 to Consolidated Financial Statements.

Competition

    AIG's businesses operate in highly competitive environments, both domestically and overseas. Principal sources of competition are insurance companies, banks, investment banks and other non-bank financial institutions.

    The insurance industry in particular is highly competitive. Within the United States, Chartis subsidiaries compete with approximately 3,300 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. AIG's Domestic Life Insurance & Retirement Services subsidiaries compete in the United States with approximately 1,900 life insurance companies and other participants in related financial services fields. Overseas, AIG's subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies in particular areas in which they are active.

    As a result of the reduction of the credit ratings of AIG and its subsidiaries, uncertainty relating to AIG's financial condition and AIG's asset disposition plan, AIG's businesses have faced and continue to face intense competition to retain existing customers and to maintain business with existing customers and counterparties at historical levels. Further, AIG has been and continues to be at a significant disadvantage in certain markets in soliciting new customers. Although surrender rates have begun to stabilize, AIG expects these difficult conditions to continue for the foreseeable future.

    Competition is also intense for key employees. The announced asset dispositions, limitations placed by the American Recovery and Reinvestment Act of 2009 and the Special Master for Troubled Asset Relief Program (TARP) Executive Compensation on compensation arrangements and programs, decline in AIG's common stock price and uncertainty surrounding AIG's financial condition have adversely affected AIG's ability to retain and motivate key employees and to attract new employees. It is unclear whether, for the foreseeable future, AIG will be able to create a compensation structure that permits AIG to retain and motivate key employees.

    For a further discussion of the risks relating to retaining existing customers, soliciting new customers and retaining key employees, see item 1A. Risk Factors.

Other Information about AIG

    At December 31, 2009, AIG and its subsidiaries had approximately 96,000 employees.

15            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    AIG's Internet address for its corporate website is www.aigcorporate.com. AIG makes available free of charge, through the Investor Information section of AIG's corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements on Schedule 14A and amendments to those reports or statements filed or furnished pursuant to Sections 13(a), 14(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). AIG also makes available on its corporate website copies of the charters for its Audit, Nominating and Corporate Governance and Compensation and Management Resources Committees, as well as its Corporate Governance Guidelines (which include Director Independence Standards), Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics, Employee Code of Conduct and Related-Party Transactions Approval Policy. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on AIG's website or that can be accessed through its website is not incorporated by reference into this Annual Report on Form 10-K.

Directors and Executive Officers of AIG

    All directors of AIG are elected for one-year terms at the annual meeting of shareholders. In addition, the terms of each of the AIG Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share, (AIG Series E Preferred Stock) and the AIG Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share, (AIG Series F Preferred Stock) provide for the election of the greater of two additional directors or up to 20 percent of the total number of AIG directors (rounded up after giving effect to the election) upon a failure of AIG to make four quarterly dividend payments, whether or not consecutive. These preferred directors would be elected by a majority of the votes cast by the holder of the AIG Series E Preferred Stock and the AIG Series F Preferred Stock, voting together as a single class. If elected, such preferred directors would hold office until the next annual meeting (or special meeting called to elect directors) or until all dividends payable on all outstanding shares of the AIG Series E Preferred Stock and the AIG Series F Preferred Stock have been declared and paid in full for four consecutive quarters. As of February 17, 2010, the holder of the AIG Series E Preferred Stock and the AIG Series F Preferred Stock had not elected any directors pursuant to the provision, although AIG had failed to make four quarterly dividend payments.

    All executive officers are elected to one-year terms, but serve at the pleasure of the Board of Directors. Except as hereinafter noted, each of the executive officers has, for more than five years, occupied an executive position with AIG or companies that are now its subsidiaries. There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was elected to such position. Prior to joining AIG in August 2009, Mr. Benmosche served as a member of the Board of Directors of Credit Suisse Group since 2002. Mr. Benmosche was former Chairman, President, and Chief Executive Officer of MetLife, a leading provider of insurance and other financial services. Earlier in his career he served as Executive Vice President for PaineWebber, Inc. Mr. Hancock served as Vice Chairman of Key Corp. from January 2008 until joining AIG in February 2010. Mr. Hancock was Managing Director of Trinsum Group, Inc., an asset management and strategic advisory firm from 2007 to January 2008 and President and Co-Founder of Integrated Finance Limited, an asset management and strategic advisory firm from 2002 to 2007. Mr. Russo was Senior Counsel at Patton Boggs LLP prior to joining AIG in February 2010. Mr. Russo served as Executive Vice President and Chief Legal Officer of Lehman Brothers Holdings Inc. for more than five years prior to December 2008. Mr. Wilson spent 18 years with AXA Asia Pacific Holdings Limited, a leading provider of life insurance, wealth management and advice businesses in the Asia-Pacific region, where he held a number of senior management positions until joining AIA as Deputy President in December 2006. In 2007, he was promoted to President and Chief Operating Officer of AIA, and in May 2009 he became Chief Executive Officer and President of AIA Group Limited.

AIG 2009 Form 10-K            16

American International Group, Inc., and Subsidiaries

Set forth below is information concerning the directors and executive officers of AIG as of February 25, 2010.

Name	Title	Age	Served as Director or Officer Since

Robert H. Benmosche	Director and Chief Executive Officer	65	2009
Dennis D. Dammerman	Director	64	2008
Harvey Golub	Director and Chairman of the Board of Directors	70	2009
Laurette T. Koellner	Director	55	2009
Christopher S. Lynch	Director	52	2009
Arthur C. Martinez	Director	70	2009
George L. Miles, Jr.	Director	68	2005
Robert S. Miller	Director	68	2009
Suzanne Nora Johnson	Director	52	2008
Morris W. Offit	Director	73	2005
Douglas M. Steenland	Director	58	2009
Peter D. Hancock	Executive Vice President — Finance, Risk and Investments	51	2010
David L. Herzog	Executive Vice President and Chief Financial Officer	50	2005
Rodney O. Martin, Jr.	Executive Vice President — Life Insurance	57	2002
Kristian P. Moor	Executive Vice President — Domestic General Insurance	50	1998
Thomas A. Russo	Executive Vice President — Legal, Compliance, Regulatory Affairs, Government Affairs and General Counsel	66	2010
Nicholas C. Walsh	Executive Vice President — Foreign General Insurance	59	2005
Mark A. Wilson	Executive Vice President — Life Insurance	43	2010
Jay S. Wintrob	Executive Vice President — Domestic Life and Retirement Services	52	1999
William N. Dooley	Senior Vice President — Financial Services	57	1992
Jeffrey J. Hurd	Senior Vice President — Human Resources and Communications	43	2010
Robert E. Lewis	Senior Vice President and Chief Risk Officer	58	1993
Monika M. Machon	Senior Vice President and Chief Investment Officer	49	2009
Brian T. Schreiber	Senior Vice President — Strategic Planning	44	2002

Item 1A.   Risk Factors

    AIG has been significantly and adversely affected by the market turmoil in late 2008 and early 2009, and, despite the recovery in the markets in mid and late 2009, is subject to significant risks, as discussed below. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on AIG. As a result, should certain of these risks emerge, AIG may need additional support from the U.S. government. Without additional support from the U.S. government, in the future there could exist substantial doubt about AIG's ability to continue as a going concern. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Consideration of AIG's Ability to Continue as a Going Concern and Note 1 to the Consolidated Financial Statements for a further discussion.

    Since September 2008, AIG has been working to protect and enhance the value of its key businesses, to execute an orderly asset disposition plan and to position itself for the future, with the primary goal of enabling it to repay U.S. taxpayers for the support it has received. AIG's efforts have been and continue to be subject to risks, the most significant of which are the following:

Execution of Restructuring Plan

    A number of factors outside AIG's control could impair AIG's ability to implement its asset disposition plan, which is a critical component of AIG's plan to repay U.S. taxpayers for the support provided under the Credit Facility (FRBNY Credit Facility) provided by the FRBNY under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY

17            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Credit Agreement), and the TARP preferred stock issued to the Department of the Treasury. AIG's asset disposition plan could be adversely affected by an inability to complete asset dispositions due to, among other things:

  •
  an inability of purchasers to obtain funding;

  •
  a general unwillingness of potential buyers to commit capital;

  •
  an adverse change in interest rates and borrowing costs; and

  •
  declines in AIG asset values and deterioration in its businesses.

    Further, AIG may be unable to negotiate favorable terms in connection with asset sales, including with respect to price. As a result, AIG may need to modify its asset disposition plan to sell additional or different assets.

    As part of its restructuring efforts, AIG may need to materially alter its capital structure.    In connection with its restructuring efforts, AIG may need to materially alter its current capital structure. This could include the issuance of additional shares of AIG common stock, par value $2.50 per share (AIG Common Stock) or other equity securities that may dilute, perhaps significantly, the current holders of AIG Common Stock.

    The complexity of executing AIG's asset disposition plan, combined with the challenges of operating AIG's businesses in the current environment, could place further stress on AIG's internal controls, increase AIG's costs and divert the attention of AIG management and employees from their normal duties. The execution of AIG's asset disposition plan has introduced a large number of complex and non-standard transactions which are placing a strain on existing resources, systems and communication channels. Furthermore, AIG's employees are operating in an environment where the frequency and uncertainty of developments could decrease the attention devoted to internal controls over financial reporting. Although AIG is taking steps to mitigate these risks, including through the use of third party consultants and advance planning, it is possible that these risks could delay AIG from preparing timely financial statements and making required filings in a timely manner, and otherwise adversely affect AIG's internal controls over financial reporting.

    The restructuring of AIG's businesses is a complex undertaking requiring the creation of standalone infrastructure and systems at certain subsidiaries. The duplication of infrastructure and systems will continue to increase AIG's costs.

Highly Leveraged Capital Structure

    AIG has a highly leveraged capital structure and has significant preferred stock outstanding.    As of December 31, 2009, AIG had approximately $141.5 billion of consolidated indebtedness, including $23.4 billion and $4.7 billion outstanding under the FRBNY Credit Facility (all of which is secured indebtedness) and the FRBNY Commercial Paper Funding Facility (CPFF), respectively. In addition, as of the same date, AIG had $41.6 billion and $5.3 billion aggregate liquidation preference of AIG Series E Preferred Stock and AIG Series F Preferred Stock, respectively. The market capitalization of the AIG Common Stock was $4.0 billion as of December 31, 2009 and $3.6 billion at February 17, 2010.

    This highly leveraged capital structure may have several important consequences on AIG's future operations, including, but not limited to:

  •
  The obligations of AIG under the AIG Series E Preferred Stock and AIG Series F Preferred Stock are significantly in excess of the market capitalization of the AIG Common Stock, and, in the event of a liquidation, dissolution or winding up of AIG, all of these preferred stock obligations would have to be paid before any payment could be made on the AIG Common Stock. Moreover, AIG may make further drawdowns on the commitment of the Department of the Treasury under the AIG Series F Preferred Stock (the Department of the Treasury Commitment) and thereby increase its preferred stock obligations.

  •
  AIG does not anticipate paying dividends on the AIG Common Stock in the foreseeable future.

  •
  The trading market for the AIG Common Stock has been extremely volatile and this volatility may continue for the foreseeable future.

AIG 2009 Form 10-K            18

American International Group, Inc., and Subsidiaries

Liquidity

    AIG parent's ability to access funds from its subsidiaries is limited.    As a holding company, AIG parent depends on dividends, distributions and other payments from its subsidiaries to fund payments due on AIG's obligations, including its outstanding debt. Further, the majority of AIG's investments are held by its regulated subsidiaries. In light of AIG's current financial situation and the retained deficit resulting from the losses recorded in recent quarters, certain of AIG's regulated subsidiaries have been restricted from making dividend payments, or advancing funds, to AIG, and AIG expects these restrictions to continue. In the case of subsidiaries not currently subject to these restrictions, these subsidiaries may be limited in their ability to make dividend payments or advance funds to AIG in the future because of the need to support their own capital levels.

    In addition, in connection with the execution of the purchase agreement between AIG and AIRCO and the FRBNY, dated June 25, 2009 (AIA Purchase Agreement), and the purchase agreement between AIG and the FRBNY, dated June 25, 2009 (ALICO Purchase Agreement), on December 1, 2009, AIG, the FRBNY and each special purpose vehicle (SPV) entered into limited liability company agreements, which set forth the terms and conditions of the respective parties' ownership and governance rights in each SPV. Under the terms of these agreements, the AIA SPV and the ALICO SPV may only distribute funds to AIG parent (prior to the payment of the preferred returns and liquidation preferences on the preferred interests in each respective SPV and, in the case of the AIA SPV, a payment of 1 percent of the net income of the AIA SPV to the holders of the preferred interests in the AIA SPV for all fiscal years prior to payment of the preferred return and liquidation preference) in an aggregate amount not to exceed $200 million and $400 million, respectively, per fiscal year.

    These factors may hinder AIG's ability to access funds that AIG parent may need to make payments on its obligations, including those arising from day-to-day business activities.

    AIG parent's ability to support its subsidiaries is limited.    Historically, AIG has provided capital and liquidity to its subsidiaries to maintain regulatory capital ratios, comply with rating agency requirements and meet unexpected cash flow obligations. More recently, AIG has relied on the FRBNY Credit Facility and the Department of the Treasury Commitment to meet these needs, given AIG's inability to access its traditional sources of liquidity, including the public debt markets, since the third quarter of 2008. AIG's current limited access to liquidity may reduce or prevent AIG from providing support to its subsidiaries. If AIG is unable to provide support to a subsidiary having an immediate capital or liquidity need, the subsidiary could become insolvent or, in the case of an insurance subsidiary or other regulated entity, could be seized by its regulator.

    Certain of the investments held by AIG's subsidiaries are illiquid and/or are difficult to sell, or to sell in significant amounts or at acceptable prices, to generate cash to meet their needs.    AIG's subsidiaries' investments in certain securities, including certain fixed income securities and certain structured securities, private equity securities, investment partnerships, mortgage loans, flight equipment, finance receivables and real estate are illiquid or may not be disposed of quickly. These asset classes represented approximately 23 percent of the carrying value of AIG's total consolidated cash and invested assets at December 31, 2009. In addition, the steep decline in the U.S. real estate market and tight credit markets have materially adversely affected the liquidity of other AIG securities portfolios, including its residential and commercial mortgage-related securities and investment portfolios. In the event additional liquidity is required by one or more AIG subsidiaries beyond what can be provided through cash generated by operations or the sale or monetization of their more liquid assets, it may be difficult to generate additional liquidity by selling, pledging or otherwise monetizing the less liquid investments described above.

Credit and Financial Strength Ratings

    Adverse ratings actions regarding AIG's long-term debt ratings by the major rating agencies would require AIG to post a substantial amount of additional collateral payments pursuant to, and/or permit the termination of, derivative transactions to which AIGFP is a party, which could further adversely affect AIG's business and its consolidated results of operations, financial condition and liquidity. Additional obligations to post collateral or the costs of assignment, termination or obtaining alternative credit could significantly reduce the amounts then available under the FRBNY Credit Facility and the Department of the Treasury Commitment. Credit ratings estimate a company's ability to meet its obligations and may

19            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

directly affect the cost and availability to that company of unsecured financing. In the event of a further downgrade of AIG's long-term senior debt ratings, AIGFP would be required to post additional collateral, and certain of AIGFP's counterparties would be permitted to elect early termination of contracts.

    For a further discussion of AIG's liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Liquidity.

    It is estimated that as of the close of business on February 17, 2010, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to Baa1 by Moody's Investors Service (Moody's) and BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $1.8 billion of corresponding collateral postings and termination payments; a two-notch downgrade to Baa2 by Moody's and BBB by S&P would result in approximately $1.4 billion in additional collateral postings and termination payments above the one-notch downgrade amount; and a three-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $0.3 billion in additional collateral postings and termination payments above the two-notch downgrade amount. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the Credit Support Annex (CSA) with each counterparty and current exposure as of February 17, 2010. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

    Adverse rating actions could result in further reductions in credit limits extended to AIG and in a decline in the number of counterparties willing to transact with AIG or its subsidiaries.    To appropriately manage risk, AIG needs trading counterparties willing to extend sufficient credit limits to purchase and sell securities, commodities and other assets, as well as to conduct hedging activities. To the extent that counterparties are unwilling to trade with or to extend adequate credit limits to AIG or its subsidiaries, AIG could be exposed to open positions or other unhedged risks, resulting in increased volatility of results and increased losses.

    A downgrade in the Insurer Financial Strength ratings of AIG's insurance companies could prevent the companies from writing new business and retaining customers and business.    Insurer Financial Strength ratings are an important factor in establishing the competitive position of insurance companies. Insurer Financial Strength ratings measure an insurance company's ability to meet its obligations to contract holders and policyholders, help maintain public confidence in a company's products, facilitate marketing of products and enhance a company's competitive position.

    Further downgrades of the Insurer Financial Strength ratings of AIG's insurance companies may prevent these companies from offering products and services or result in increased policy cancellations or termination of assumed reinsurance contracts. Moreover, a downgrade in AIG's credit ratings may, under credit rating agency policies concerning the relationship between parent and subsidiary ratings, result in a downgrade of the Insurer Financial Strength ratings of AIG's insurance subsidiaries.

FRBNY Credit Facility

    The FRBNY Credit Agreement requires AIG to devote significant resources to debt repayment for the foreseeable future, thereby significantly reducing capital available for other purposes.    AIG is required to repay the five-year FRBNY Credit Facility primarily using the proceeds from sales of assets, including businesses. Unless otherwise agreed by the FRBNY, the amount available under the FRBNY Credit Facility is generally permanently reduced by the amount of the net cash proceeds from asset dispositions.

    AIG's significant obligations require it to dedicate all of its net cash proceeds from asset dispositions and a considerable portion of its cash flows from operations to the repayment of the FRBNY Credit Facility, thereby

AIG 2009 Form 10-K            20

American International Group, Inc., and Subsidiaries

reducing the funds available for investment in its businesses. Moreover, because AIG's debt service obligations are very high, AIG may be more vulnerable to competitive pressures and have less flexibility to plan for or respond to changing business and economic conditions.

    AIG must sell or otherwise dispose of significant assets to service the debt under the FRBNY Credit Facility.    AIG must make asset dispositions to repay the borrowings under the FRBNY Credit Facility. A continued delay or inability to effect these dispositions at acceptable prices and on acceptable terms could result in AIG being unable to repay the FRBNY Credit Facility by its maturity date.

    If AIG is not able to repay the FRBNY Credit Facility from the proceeds of asset dispositions and cannot otherwise repay the FRBNY Credit Facility in accordance with its terms, an event of default would result. In such an event, the FRBNY could enforce its security interest in AIG's pledged collateral. In addition, an event of default or declaration of acceleration under the FRBNY Credit Agreement could also result in an event of default under other agreements. In such an event, AIG would likely not have sufficient liquid assets to meet its obligations under such agreements and could become insolvent.

    Borrowings available to AIG under the FRBNY Credit Facility and drawdowns under the Department of the Treasury Commitment may not be sufficient to meet AIG's funding needs and additional financing may not be available or could be prohibitively expensive.    The inability of AGF or ILFC to raise sufficient liquidity to meet their obligations without support from AIG, additional collateral calls, deterioration in investment portfolios affecting statutory surplus, high surrenders of annuity and other policies, further downgrades in AIG's credit ratings, catastrophe losses or reserve strengthening, or a further deterioration in AIGFP's remaining super senior credit default swap portfolio could cause AIG to require additional funding in excess of the borrowings available under the FRBNY Credit Facility and available drawdowns on the Department of the Treasury Commitment. In that event, AIG would be required to find additional financing and new financing sources. Such financing could be difficult, if not impossible, to obtain and, if available, very expensive, and additional funding from the FRBNY, the Department of the Treasury or other government sources may not be available. If AIG is unable to obtain sufficient financing to meet its capital needs, AIG could become insolvent.

    The FRBNY Credit Agreement includes financial and other covenants that impose restrictions on AIG's financial and business operations.    The FRBNY Credit Agreement requires AIG to maintain a minimum aggregate liquidity level and restricts AIG's ability to make certain capital expenditures. The FRBNY Credit Agreement also restricts the ability of AIG parent and its restricted subsidiaries to incur additional indebtedness, incur liens, merge, consolidate, sell assets, enter into hedging transactions outside the normal course of business, or pay dividends. These covenants could restrict AIG's business and thereby adversely affect AIG's results of operations.

    Moreover, if AIG fails to comply with the covenants in the FRBNY Credit Agreement and is unable to obtain a waiver or amendment, an event of default would result. If an event of default were to occur, the FRBNY could, among other things, declare outstanding borrowings under the FRBNY Credit Agreement immediately due and payable and enforce its security interest in AIG's pledged collateral. In addition, an event of default or declaration of acceleration under the FRBNY Credit Agreement could also result in an event of default under AIG's other agreements. In such an event, AIG would likely not have sufficient liquid assets to meet its obligations under such agreements and could become insolvent.

Controlling Shareholder

    The AIG Credit Facility Trust, a trust for the sole benefit of the United States Treasury, which is overseen by three trustees, holds a controlling interest in AIG. AIG's interests and those of AIG's minority shareholders may not be the same as those of the Trust or the United States Treasury.    In accordance with the FRBNY Credit Agreement, in early March 2009, AIG issued 100,000 shares of the AIG Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (AIG Series C Preferred Stock) to the Trust, a trust for the sole benefit of the United States Treasury

21            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

established under the AIG Credit Facility Trust Agreement dated as of January 16, 2009 (as it may be amended from time to time, the Trust Agreement). The AIG Series C Preferred Stock is entitled to:

  •
  participate in any dividends paid on AIG's Common Stock, with the payments attributable to the AIG Series C Preferred Stock being approximately 79.8 percent of the aggregate dividends paid on AIG's Common Stock, treating the AIG Series C Preferred Stock as converted; and

  •
  to the extent permitted by law, vote with AIG's Common Stock on all matters submitted to AIG's shareholders and hold approximately 79.8 percent of the aggregate voting power of AIG's Common Stock, treating the AIG Series C Preferred Stock as converted.

    The AIG Series C Preferred Stock will remain outstanding even if the FRBNY Credit Facility is repaid in full or otherwise terminates. In addition, upon shareholder approval and the filing with the Delaware Secretary of State of certain amendments to AIG's Amended and Restated Certificate of Incorporation, the Trust will be able to convert at its option all or a portion of the AIG Series C Preferred Stock into shares of AIG's Common Stock.

    As a result of its ownership of the AIG Series C Preferred Stock, the Trust is able, subject to the terms of the Trust Agreement and the AIG Series C Preferred Stock, to elect all of AIG's directors and will be able, to the extent permitted by law, to control the vote on substantially all matters, including:

  •
  approval of mergers or other business combinations;

  •
  a sale of all or substantially all of AIG's assets;

  •
  issuance of any additional common stock or other equity securities; and

  •
  other matters that might be favorable to the United States Treasury, but not to AIG's other shareholders.

    Moreover, the Trust's ability to cause or prevent a change in control of AIG could also have an adverse effect on the market price of AIG's Common Stock.

    The Trust may also, subject to the terms of the Trust Agreement and applicable securities laws, transfer all, or a portion of, the AIG Series C Preferred Stock to another person or entity and, in the event of such a transfer, that person or entity could become the controlling shareholder.

    Possible future sales of AIG Series C Preferred Stock or common stock by the Trust could adversely affect the market for AIG Common Stock.    Pursuant to the AIG Series C Preferred Stock Purchase Agreement, dated as of March 1, 2009 (the AIG Series C Preferred Stock Purchase Agreement), between the Trust and AIG, AIG has agreed to file a shelf registration statement that will allow the Trust to publicly sell AIG Series C Preferred Stock or any shares of AIG's Common Stock it receives upon conversion of the AIG Series C Preferred Stock. In addition, the Trust could sell AIG Series C Preferred Stock or shares of AIG's Common Stock without registration under certain circumstances, such as in a private transaction. Although AIG can make no prediction as to the effect, if any, that such sales would have on the market price of AIG's Common Stock, sales of substantial amounts of AIG Series C Preferred Stock or AIG's Common Stock, or the perception that such sales could occur, could adversely affect the market price of AIG's Common Stock. If the Trust sells or transfers shares of AIG Series C Preferred Stock or AIG's Common Stock as a block, another person or entity could become AIG's controlling shareholder.

Market Conditions

    AIG's businesses, consolidated results of operations and financial condition have been and may continue to be materially and adversely affected by market conditions.    AIG's businesses are highly dependent on the business environment in which they operate. In 2008 and through early 2009, the significant deterioration in worldwide economic conditions materially and adversely affected AIG's businesses. The global financial crisis resulted in a serious lack of liquidity, highly volatile markets, a steep depreciation in asset values across all classes, an erosion of investor and public confidence, a widening of credit spreads, a lack of price transparency in many markets and the collapse or merger of several prominent financial institutions. Difficult economic conditions also resulted in increased unemployment and a severe decline in business activity across a wide range of industries and regions. While the markets and the business

AIG 2009 Form 10-K            22

American International Group, Inc., and Subsidiaries

environment have generally stabilized and improved in mid and late 2009, asset values for many asset classes have not returned to previous levels and business, and financial and economic conditions, particularly unemployment levels, lending activities and the housing markets, continue to be negatively affected. There can be no assurance that the conditions supporting the recent recovery will continue in the near or long term. If they do not, AIG may be negatively affected in a number of ways, including:

  •
  declines in the valuation and performance of its investment portfolio;

  •
  unrealized market valuation losses on its super senior credit default swap portfolio;

  •
  an inability to implement its asset disposition program, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due — Asset Disposition Plan;

  •
  increased credit losses;

  •
  impairments of goodwill and other long-lived assets;

  •
  an increase in the valuation allowance relating to its deferred tax asset;

  •
  a decline in new business levels;

  •
  an increase in policy surrenders and cancellations;

  •
  a writeoff of deferred policy acquisition costs (DAC); and

  •
  the ability of current or potential contractual counterparties to execute transactions that are part of AIG's asset disposition plans.

Reputational Harm

    Adverse publicity and public reaction to events concerning AIG has had and may continue to have a material adverse effect on AIG.    Since September 2008, AIG has been the subject of intense scrutiny and extensive comment by the global news media and segments of the public at large in the communities that AIG serves. At times, there has been strong criticism of actions taken by AIG, its management and its employees and of transactions in which AIG has engaged. In a few instances, such as the public reaction over the payment of retention awards to AIGFP employees, this criticism has included harassment of individual AIG employees and public protest affecting AIG facilities.

    This scrutiny and extensive commentary have adversely affected AIG by damaging AIG's business, reputation and brand among current and potential customers, agents and other distributors of AIG products and services, thereby reducing sales of AIG products and services, and resulting in an increase in AIG policyholder surrenders and non-renewals of AIG policies. This scrutiny and commentary have also undermined employee morale and AIG's ability to motivate and retain its employees. If this level of criticism continues or increases, AIG's business may be further adversely affected and its ability to retain and motivate employees further harmed.

Employees

    The limitations on incentive compensation contained in the American Recovery and Reinvestment Act of 2009, and the restrictions placed on compensation by the Special Master for TARP Executive Compensation, may adversely affect AIG's ability to retain and motivate its highest performing employees.    The American Recovery and Reinvestment Act of 2009 (Recovery Act) contains restrictions on bonus and other incentive compensation payable to the five executives named in a company's proxy statement and the next twenty highest paid employees of companies receiving TARP funds. Pursuant to the Recovery Act, the Office of the Special Master for TARP Executive Compensation (Special Master) issued Determination Memorandum with respect to AIG's named executive officers (except for the Chief Executive Officer) and twenty highest paid employees, and reviewed AIG's compensation arrangements for its next 75 most highly compensated employees and issued a Determination Memorandum on their compensation structures, which

23            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

placed significant new restrictions on their compensation as well. Historically, AIG has embraced a pay-for-performance philosophy. Based on the limitations placed on incentive compensation by the Determination Memoranda issued by the Special Master, it is unclear whether, for the foreseeable future, AIG will be able to create a compensation structure that permits AIG to retain and motivate its most senior and most highly compensated employees and other high performing employees who become subject to the purview of the Special Master. An inability of AIG to retain and motivate its highest performing employees may affect its ability to stabilize its businesses, execute its asset disposition and restructuring activities and prepare and make required filings in a timely manner with the SEC and other federal, state and foreign regulators.

    A loss of key AIGFP employees could prevent an orderly wind-down of AIGFP's businesses and portfolios, lead to potentially significant losses and could adversely affect AIG's internal control over financial reporting.    In light of, among other things, the negative publicity surrounding the retention payments to AIGFP employees, a number of key employees have left AIGFP. Moreover, substantially all of the last installment of the AIGFP retention awards has been paid. Going forward, the lack of further retention incentives may adversely affect AIG's ability to retain AIGFP personnel to complete the process of unwinding AIGFP's businesses. While AIGFP continues to wind down its business in an orderly manner, the loss of additional key employees could adversely affect AIG's ability to effectively wind down AIGFP and AIG's internal control over financial reporting, notwithstanding the additional consulting resources retained at AIGFP during 2009. Although AIG views the large-market risk books at AIGFP as generally well hedged, except for credit risk, maintaining the hedges requires continuous monitoring and adjustment. If AIGFP loses the key employees who are familiar with and know how to hedge these positions, gaps in hedging could result in significant losses to AIGFP. AIG relies upon the knowledge and experience of the AIGFP employees involved in the financial reporting process for the effective and timely preparation of required filings and financial statements and operation of internal controls. In addition, AIGFP's portfolios contain a significant number of complex transactions that are difficult to understand and manage. It would not be practical to replace all the key AIGFP traders and risk managers who oversee these complex transactions if these employees were to leave AIGFP. Personal knowledge of these trades and the unique systems at AIGFP is critical to an effective wind-down of AIGFP's businesses and portfolios. Furthermore, in the current economic environment, any perceived disruption in AIGFP's ability to conduct business, such as one that would result from the departure of these key employees, could cause parties to limit or cease trading with AIGFP, which would further adversely affect AIGFP's ability to cost-effectively hedge its positions and its effort to wind down its businesses and portfolios.

    Because of the decline in the value of equity awards previously granted to employees, and the uncertainty surrounding AIG's asset disposition program, AIG may be unable to retain key employees.    AIG relies upon the knowledge and talent of its employees to successfully conduct business. The decline in AIG's Common Stock price has dramatically reduced the value of equity awards previously granted to its key employees. Also, the announcement of proposed asset dispositions has resulted in competitors seeking to hire AIG's key employees. Retention programs have assisted AIG in keeping key employees, but there can be no assurance that newly adopted compensation programs will provide similar retentive benefits. A loss of key employees could reduce the value of AIG's businesses and impair its ability to effect a successful restructuring plan.

    A loss of key employees in AIG's financial reporting process could prevent AIG from making required filings and preparing financial statements on a timely basis and otherwise could adversely affect its internal controls.    AIG relies upon the knowledge and experience of the employees involved in the financial reporting process for the effective and timely preparation of required filings and financial statements and operation of internal controls. If these employees depart, AIG may not be able to replace them with individuals having comparable knowledge and experience. Retention programs have assisted AIG in keeping key employees, but there can be no assurance that newly adopted compensation programs will provide similar retentive benefits.

    Conflicts of interest may arise as AIG implements its asset disposition plan.    AIG relies on certain key employees to operate its businesses during the asset disposition period, to provide information to prospective buyers and to maximize the value of businesses to be divested. The successful completion of the asset disposition plan could be adversely affected by any conflict of interests arising as a result of the asset disposition process between AIG, which is generally interested in maximizing the proceeds from an asset disposition, and its employees, who may be focused on obtaining employment from the acquiror.

AIG 2009 Form 10-K            24

American International Group, Inc., and Subsidiaries

    Employee error and misconduct may be difficult to detect and prevent and may result in significant losses.    Losses may result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization or failure to comply with regulatory requirements, both generally, and during the asset disposition process. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and AIG runs the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the controls that AIG has in place to prevent and detect this activity may not be effective in all cases. This risk may be heightened by AIG's asset disposition program since employees who perceive that they will lose their jobs may engage in intentional misconduct or simply fail to comply with AIG's reporting requirements.

Policyholder Behavior

    AIG's policyholders and agents and other distributors of AIG's insurance products have expressed significant concerns in the wake of announcements by AIG of adverse financial results.    Many of AIG's businesses depend upon the financial stability (both actual and perceived) of AIG parent. Concerns that AIG or its subsidiaries may not be able to meet their obligations have negatively affected AIG's businesses in many ways, including:

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

    Continued economic uncertainty, additional adverse results or a lack of confidence in AIG and AIG's businesses may cause AIG customers, agents and other distributors to cease or reduce their dealings with AIG, turn to competitors or shift to products that generate less income for AIG. Although AIG has announced its intent to refocus its business and certain AIG subsidiaries are rebranding themselves in an attempt to overcome a perception of instability, AIG cannot be sure that such efforts will be successful in attracting or maintaining clients.

Concentration of Investments and Exposures

    Concentration of AIG's investment portfolios in any particular segment of the economy may have adverse effects.    AIG's results of operations have been adversely affected and may continue to be adversely affected by a concentration in residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and commercial mortgage loans. AIG also has significant exposures to financial institutions and, in particular, to money center and global banks. These types of concentrations in AIG's investment portfolios could have an adverse effect on the value of these portfolios and consequently on AIG's consolidated results of operations and financial condition. While AIG seeks to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Furthermore, AIG's ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

    Concentration of AIG's insurance and other risk exposures may have adverse effects.    AIG seeks to manage the risks to which it is exposed as a result of the insurance policies, derivatives and other obligations that it undertakes to customers and counterparties by monitoring the diversification of its exposures by exposure type, industry, geographic region, counterparty and otherwise and by using reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits it wishes to retain. In certain circumstances, or with respect to certain exposures, such risk management arrangements may not be available on acceptable terms, or AIG's exposure in absolute terms may be so large that even slightly adverse experience compared to AIG's expectations may cause a material adverse effect on AIG's consolidated financial condition or results of operations.

Casualty Insurance Underwriting and Reserves

    Casualty insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses.    Although AIG regularly reviews the adequacy of the established Liability for unpaid claims and claims adjustment

25            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

expense and conducts an extensive analysis of its reserves at each year end, there can be no assurance that AIG's loss reserves will not develop adversely and have a material adverse effect on AIG's results of operations. For example, in the fourth quarter of 2009, AIG's general insurance operations recorded a $2.3 billion reserve strengthening charge. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers' compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena affecting claims, such as the effects that the recent disruption in the credit markets could have on reported claims under D&O or professional liability coverages. For a further discussion of AIG's loss reserves, including the fourth quarter 2009 charge relating to an increase in the net loss and loss adjustment reserves, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results — General Insurance Operations — Liability for unpaid claims and claims adjustment expense.

Risk Management

    AIG is exposed to a number of significant risks, and AIG's risk management policies, processes and controls may not be effective in mitigating AIG's risk exposures in all market conditions and to all types of risk.    The major risks to which AIG is exposed include credit risk, market risk, including credit spread risk, operational risk, liquidity risk and insurance risk. AIG's risk management policies, tools and processes have in the past been ineffective and could be ineffective in the future as well. A failure of AIG's risk management could materially and adversely affect AIG's consolidated results of operations, liquidity or financial condition, result in regulatory action or litigation or further damage AIG's reputation. For a further discussion of AIG's risk management process and controls, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.

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

    AIGFP wind-down risks.    An orderly and successful wind-down of AIGFP's businesses and portfolios is subject to numerous risks, including market conditions, counterparty willingness to transact or terminate transactions with AIGFP and the retention of key personnel. An orderly and successful wind-down will also depend on the stability of AIG's credit ratings. Further downgrades of AIG's credit ratings likely would have an adverse effect on the wind-down of AIGFP's businesses and portfolios.

Regulatory Capital Credit Default Swap Portfolio

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

    A total of $150.0 billion in net notional amount of the super senior credit default swap (CDS) portfolio of AIGFP as of December 31, 2009, represented derivatives written for financial institutions, principally in Europe, which AIG understands to have been originally written primarily for the purpose of providing regulatory capital relief rather than

AIG 2009 Form 10-K            26

American International Group, Inc., and Subsidiaries

for arbitrage purposes. The net fair value of the net derivative asset for these CDS transactions was $116 million at December 31, 2009.

    The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of the Capital Accord of the Basel Committee on Banking Supervision (Basel I) that existed through the end of 2007 and which is in the process of being replaced by the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). It was originally expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory capital benefit from these CDS transactions, except in a small number of specific instances. However, the Basel Committee recently announced that it has agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2009, AIGFP estimated that the weighted average expected maturity of the portfolio was 1.35 years.

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

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory capital relief. AIGFP will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the potential for further significant deterioration in the credit markets and the risk that AIGFP's expectations with respect to the termination of these transactions by its counterparties may not materialize, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods. Depending on how the extension of the Basel I capital floors is implemented, AIG could also remain at risk for a significantly longer period of time than originally anticipated. Moreover, given the size of the credit exposure, a decline in the fair value of this portfolio could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period or to AIG's consolidated financial condition.

Adjustments to Deferred Policy Acquisition Costs for Life Insurance and Retirement Services Companies

    Interest rate fluctuations, increased surrenders, investment returns and other events may require AIG subsidiaries to accelerate the amortization of deferred policy acquisition costs (DAC) which could adversely affect AIG's consolidated financial condition or results of operations.    DAC represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. When interest rates rise or customers lose confidence in a company, policy loans and policy surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns or more stability, requiring AIG subsidiaries to accelerate the amortization of DAC. To the extent such amortization exceeds surrender or other charges earned upon surrender and withdrawals of certain life insurance policies and annuity contracts, AIG's results of operations could be negatively affected.

27            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    DAC for both insurance-oriented and investment-oriented products, as well as retirement services products is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If the actual emergence of future profitability were to be substantially lower than estimated, AIG could be required to accelerate its DAC amortization and such acceleration could adversely affect AIG's results of operations. For a further discussion of DAC, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Notes 1 and 9 to the Consolidated Financial Statements.

Catastrophe Exposures

    The occurrence of catastrophic events could adversely affect AIG's consolidated financial condition or results of operations.    The occurrence of events such as hurricanes, earthquakes, pandemic disease, acts of terrorism and other catastrophes could adversely affect AIG's consolidated financial condition or results of operations, including by exposing AIG's businesses to the following:

  •
  widespread claim costs associated with property, workers' compensation, mortality and morbidity claims;

  •
  loss resulting from the value of invested assets declining to below the amount required to meet policy and contract liabilities; and

  •
  loss resulting from actual policy experience emerging adversely in comparison to the assumptions made in the product pricing related to mortality, morbidity, termination and expenses.

Reinsurance

    Reinsurance may not be available or affordable.    AIG subsidiaries are major purchasers of reinsurance and utilize reinsurance as part of AIG's overall risk management strategy. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention and to mitigate losses that may arise from catastrophes. Market conditions beyond AIG's control determine the availability and cost of the reinsurance purchased by AIG subsidiaries. For example, reinsurance may be more difficult to obtain after a year with a large number of major catastrophes. Accordingly, AIG may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, in which case AIG would have to accept an increase in exposure risk, reduce the amount of business written by its subsidiaries or seek alternatives.

    Reinsurance subjects AIG to the credit risk of its reinsurers and may not be adequate to protect AIG against losses.    Although reinsurance makes the reinsurer liable to the AIG subsidiary to the extent the risk is ceded, it does not relieve the AIG subsidiary of the primary liability to its policyholders. Accordingly, AIG bears credit risk with respect to its subsidiaries' reinsurers to the extent not mitigated by collateral or other credit enhancements. A reinsurer's insolvency or inability or refusal to make timely payments under the terms of its agreements with the AIG subsidiaries could have a material adverse effect on AIG's results of operations and liquidity. For additional information on AIG's reinsurance, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Insurance Risk Management — Reinsurance.

Regulation

    AIG is subject to extensive regulation in the jurisdictions in which it conducts its businesses, and recent regulatory actions have made it challenging for AIG to continue to engage in business in the ordinary course.    AIG's operations around the world are subject to regulation by different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. AIG's operations have become more diverse and consumer-oriented, increasing the scope of regulatory supervision and the possibility of intervention. In light of AIG's liquidity issues beginning in the third quarter of 2008, AIG and its regulated subsidiaries have been subject to intense review and supervision around the world. Regulators have taken significant steps to protect the businesses of the entities they regulate. These steps have included:

  •
  restricting or prohibiting the payment of dividends to AIG parent and its subsidiaries;

  •
  restricting or prohibiting other payments to AIG parent and its subsidiaries;

AIG 2009 Form 10-K            28

American International Group, Inc., and Subsidiaries

  •
  requesting additional capital contributions from AIG parent;

  •
  requesting that intercompany reinsurance reserves be covered by assets locally;

  •
  restricting the business in which the subsidiaries may engage;

  •
  requiring pre-approval of all proposed transactions between the regulated subsidiaries and AIG parent or any affiliate; and

  •
  requiring more frequent reporting, including with respect to capital and liquidity positions.

    These and other actions have made it challenging for AIG to continue to maintain focus on its businesses and engage in business in the ordinary course. AIG does not expect these conditions to change in the foreseeable future.

    Requirements of the USA PATRIOT Act, the Office of Foreign Assets Control, and similar laws that apply to AIG may expose AIG to significant penalties.    The operations of certain of AIG's subsidiaries are subject to laws and regulations, including the USA PATRIOT Act of 2001, which requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. In addition, the Department of the Treasury's Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The United Kingdom, the European Union and other jurisdictions maintain similar laws and regulations. Although AIG has instituted compliance programs to address these requirements, there are inherent risks in global transactions such as those engaged in by AIG and its subsidiaries.

    Proposed regulations may affect AIG's operations, financial condition and ability to compete effectively.    Legislators and regulators have recently put forward various proposals that may impact the profitability of certain of AIG's businesses or even its ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage and the size of financial institutions, and proposals to impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography, government support or other criteria). It is unclear how these and other such proposals would apply to AIG or its competitors or how they could impact AIG's consolidated results of operations, financial condition, and ability to compete effectively.

Foreign Operations

    Foreign operations expose AIG to risks that may affect its operations, liquidity and financial condition.    AIG provides insurance, investment and other financial products and services to both businesses and individuals in more than 130 countries and jurisdictions. A substantial portion of AIG's General Insurance business and all of its Foreign Life Insurance & Retirement Services business is conducted outside the United States. Operations outside the United States, particularly those in developing nations, may be affected by regional economic downturns, changes in foreign currency exchange rates, political upheaval, nationalization and other restrictive government actions, which could also affect other AIG operations.

    The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as its subsidiaries operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG's insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect AIG's results of operations, liquidity and financial condition depending on the magnitude of the event and AIG's financial exposure at that time in that country.

Legal Proceedings

    Significant legal proceedings may adversely affect AIG's results of operations.    AIG is party to numerous legal proceedings, including securities class actions and regulatory or governmental investigations. Due to the nature of the litigation, the lack of precise damage claims and the type of claims made against AIG, AIG cannot currently quantify its ultimate or maximum liability for these actions. It is possible that developments in these unresolved matters could have a material adverse effect on AIG's consolidated financial condition or consolidated results of operations for an

29            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

individual reporting period. For a discussion of these unresolved matters, see Note 15 to the Consolidated Financial Statements.

Use of Estimates

    If actual experience differs from management's estimates used in the preparation of financial statements, AIG's consolidated results of operations or financial condition could be adversely affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, are those described in Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. Additionally, the recoverability of deferred tax assets depends primarily on AIG achieving its estimated values for all or a portion of AIA and ALICO, as well as certain other transactions. The failure to receive the estimated values or to effect such transactions could result in AIG recording a charge resulting in a reduction, possibly material, of the net deferred tax asset. Further, such transactions could result in a goodwill or other long-lived asset impairment charge. These estimates, by their nature, are based on judgment and current facts and circumstances. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on the consolidated financial statements.

Aircraft Suppliers

    There are limited suppliers of aircraft and engines.    The supply of jet transport aircraft, which ILFC purchases and leases, is dominated by two airframe manufacturers, Boeing and Airbus, and a limited number of engine manufacturers. As a result, ILFC is dependent on the manufacturers' success in remaining financially stable, producing aircraft and related components which meet the airlines' demands, both in type and quantity, and fulfilling their contractual obligations to ILFC. Competition between the manufacturers for market share is intense and may lead to instances of deep discounting for certain aircraft types that could negatively affect ILFC's competitive pricing.

Item 1B.    Unresolved Staff Comments

    There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of AIG's fiscal year relating to AIG's periodic or current reports under the Exchange Act.

Item 2.    Properties

    AIG and its subsidiaries operate from approximately 1,730 offices in the United States, 54 in Puerto Rico, 7 in Canada and numerous offices in over 100 foreign countries. The offices in Greensboro and Winston-Salem, North Carolina; Amarillo, Ft. Worth and Houston, Texas; Wilmington, Delaware; San Juan, Puerto Rico; Livingston, New Jersey; Terre Haute and Evansville, Indiana; Nashville, Tennessee; Stevens Point, Wisconsin; Barstow and Riverside, California; 175 Water Street in New York, New York; and offices in more than 30 foreign countries and jurisdictions including Bermuda, Chile, Hong Kong, the Philippines, Japan, the U.K., Singapore, Malaysia, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG and its subsidiaries is leased.

Item 3.    Legal Proceedings

    For a discussion of legal proceedings, see Note 15(a) to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

AIG 2009 Form 10-K            30

American International Group, Inc., and Subsidiaries

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    AIG Common Stock is listed on the New York Stock Exchange, as well as on the stock exchanges in Ireland and Tokyo.

The following table presents the high and low closing sale prices on the New York Stock Exchange Composite Tape and the dividends paid per share of AIG Common Stock for each quarter of 2009 and 2008, in all cases, as adjusted for the reverse common stock split:

	2009			2008
	High	Low	Dividends Paid	High	Low	Dividends Paid

First quarter	$34.80	$7.00	$ -	$1,186.40	$796.00	$4.00
Second quarter	40.20	21.00	-	980.80	529.20	4.00
Third quarter	50.23	9.48	-	602.00	41.00	4.40
Fourth quarter	45.90	28.06	-	80.00	27.00	-

    The approximate number of record holders of common stock as of January 29, 2010 was 56,028.

    Under the FRBNY Credit Facility, AIG is restricted from paying dividends on the AIG Common Stock. Morever, pursuant to terms of each of the AIG Series E Preferred Stock and AIG Series F Preferred Stock, AIG is not able to declare or pay any cash dividends on the AIG Common Stock or on any AIG preferred stock ranking junior to such series of preferred stock for any period until dividends on each of the AIG Series E Preferred Stock and AIG Series F Preferred Stock have been paid for such period. AIG has not paid dividends on the AIG Series E Preferred Stock and AIG Series F Preferred Stock outstanding in 2009 and no dividends have been paid on the AIG Common Stock since the third quarter of 2008. In addition, AIG did not pay any dividends on the AIG Series D Preferred Stock while it was outstanding.

    For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Item 1A. Risk Factors — Liquidity — AIG parent's ability to access funds from its subsidiaries is limited, and Note 16 to the Consolidated Financial Statements.

    AIG's table of equity compensation plans previously approved by security holders and equity compensation plans not previously approved by security holders will be included in the definitive proxy statement for AIG's 2010 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of AIG's fiscal year pursuant to Regulation 14A.

31            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Performance Graph

    The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2004 to December 31, 2009) with the cumulative total return of the S&P's 500 stock index (which includes AIG) and a peer group of companies consisting of nine insurance companies to which AIG compares its business and operations: ACE Limited, Aflac Incorporated, The Chubb Corporation, The Hartford Financial Services Group, Inc., Lincoln National Corporation, MetLife, Inc., Prudential Financial, Inc., The Travelers Companies, Inc. and XL Capital Ltd.

FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURNS
Value of $100 Invested on December 31, 2004

	As of December 31,
	2004	2005	2006	2007	2008	2009

AIG	$100.00	$104.85	$111.19	$91.47	$2.66	$2.54
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Peer Group	100.00	122.98	142.29	148.63	86.00	100.36

AIG 2009 Form 10-K            32

American International Group, Inc., and Subsidiaries

Item 6.   Selected Financial Data

The Selected Consolidated Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Years Ended December 31,
(in millions, except per share data)	2009(a)	2008(a)	2007(a)	2006(a)	2005(a)

Revenues(b):
Premiums and other considerations	$64,702	$78,564	$74,753	$69,565	$65,588
Net investment income	25,239	11,433	30,051	27,612	24,480
Net realized capital gains (losses)	(6,854)	(52,705)	(3,501)	62	601
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	1,418	(28,602)	(11,472)	-	-
Other income	11,499	(1,794)	13,801	9,687	12,060
Total revenues	96,004	6,896	103,632	106,926	102,729
Benefits, claims and expenses:
Policyholder benefits and claims incurred	61,436	58,839	62,452	57,052	60,834
Policy acquisition and other insurance expenses(c)	20,674	26,284	19,819	19,003	17,310
Interest expense(d)	15,369	17,007	4,751	3,657	2,572
Restructuring expenses and related asset impairment and other expenses	1,386	804	-	-	-
Net loss on sale of divested businesses	1,271	-	-	-	-
Other expenses(c)	9,516	10,490	8,476	6,224	7,143
Total benefits, claims and expenses	109,652	113,424	95,498	85,936	87,859
Income (loss) from continuing operations before income tax expense (benefit) and cumulative effect of change in accounting principles(b)(e)(f)	(13,648)	(106,528)	8,134	20,990	14,870
Income tax expense (benefit)(g)	(1,878)	(8,894)	1,267	6,368	4,224
Income (loss) from continuing operations before cumulative effect of change in accounting principles	(11,770)	(97,634)	6,867	14,622	10,646
Income (loss) from discontinued operations, net of tax	(543)	(2,753)	621	528	309
Net income (loss)	(12,313)	(100,387)	7,488	15,150	10,955
Net income (loss) attributable to AIG	(10,949)	(99,289)	6,200	14,048	10,477

Earnings per common share attributable to AIG:
Basic
Income (loss) from continuing operations before cumulative effect of change in accounting principles	(86.30)	(737.12)	43.40	103.60	78.43
Income (loss) from discontinued operations	(4.18)	(19.73)	4.58	3.87	2.26
Cumulative effect of change in accounting principles, net of tax	-	-	-	0.26	-
Net income (loss) attributable to AIG	(90.48)	(756.85)	47.98	107.73	80.69
Diluted
Income (loss) before cumulative effect of change in accounting principles	(86.30)	(737.12)	43.17	103.07	77.63
Income (loss) from discontinued operations	(4.18)	(19.73)	4.56	3.85	2.23
Cumulative effect of change in accounting principles, net of tax	-	-	-	0.26	-
Net income (loss) attributable to AIG	(90.48)	(756.85)	47.73	107.18	79.86
Dividends declared per common share	-	8.40	15.40	13.00	12.60

Year-end balance sheet data:
Total investments	601,165	636,912	829,468	767,812	665,166
Total assets	847,585	860,418	1,048,361	979,414	851,847
Commercial paper and other short-term debt(h)	4,739	15,718	13,114	13,028	9,208
Long-term debt(i)	136,733	177,485	162,935	135,650	100,641
Total AIG shareholders' equity	69,824	52,710	95,801	101,677	86,317
Total equity	$98,076	$60,805	$104,273	$107,037	$90,076

33            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

(a)
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. See Note 1 to the Consolidated Financial Statements.

(b)
In 2009, 2008, 2007, 2006, and 2005, includes other-than-temporary impairment charges on investments of $7.8 billion, $48.6 billion, $4.6 billion, $912 million, and $572 million, respectively. Also 2009, 2008, 2007, 2006 and 2005 results include gains (losses) from hedging activities that did not qualify for hedge accounting treatment, including the related foreign exchange gains and losses, of $1.2 billion, $(3.7) billion, $(1.4) billion, $(1.9) billion, and $2.4 billion, respectively, in revenues and in income from continuing operations before income tax expense. These amounts result primarily from interest rate and foreign currency derivatives that are effective economic hedges of investments and borrowings.

(c)
Includes goodwill impairment charges of $81 million and $3.3 billion, respectively, in Policy acquisition and other insurance expenses and $612 million and $791 million, respectively, in Other expenses for 2009 and 2008.

(d)
In 2009 and 2008, includes $10.4 billion and $11.4 billion, respectively, of interest expense on the FRBNY Credit Facility which was comprised of $8.4 billion and $9.3 billion, respectively, of amortization on the prepaid commitment fee asset associated with the FRBNY Credit Facility and $2.0 billion and $2.1 billion, respectively, of accrued compounding interest.

(e)
Includes catastrophe-related losses of $53 million in 2009, $1.8 billion in 2008, $276 million in 2007, and $3.28 billion in 2005.

(f)
Reduced by fourth quarter charges of $2.3 billion in 2009 and $1.8 billion in 2005 related to the annual review of General Insurance loss and loss adjustment reserves. In 2006 and 2005, includes charges related to changes in estimates for asbestos and environmental reserves of $198 million, and $873 million, respectively.

(g)
In 2008, includes a $20.6 billion valuation allowance to reduce AIG's deferred tax asset to an amount AIG believes is more likely than not to be realized, and a $4.8 billion deferred tax expense attributable to the potential sale of foreign businesses. In 2009, includes a $2.9 billion valuation allowance to reduce AIG's deferred tax asset to an amount AIG believes is more likely than not to be realized.

(h)
Includes borrowings of $2.7 billion and $2.0 billion for AIGFP (through Curzon Funding LLC, AIGFP's asset-backed commercial paper conduit) and AIG Funding, respectively, under the CPFF at December 31, 2009 and $6.8 billion, $6.6 billion and $1.7 billion for AIGFP (through Curzon Funding LLC), AIG Funding and ILFC, respectively, at December 31, 2008.

(i)
Includes that portion of long-term debt maturing in less than one year. See Note 14 to the Consolidated Financial Statements.

    See Note 1(y) to the Consolidated Financial Statements for effects of adopting new accounting standards.

AIG 2009 Form 10-K            34

American International Group, Inc., and Subsidiaries

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

    Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful. Underwriting profit (loss) is utilized to report results for AIG's General Insurance operations and pre-tax income (loss) before net realized capital gains (losses) is utilized to report result for AIG's life insurance and retirement services operations as these measures enhance the understanding of the underlying profitability of the ongoing operations of these businesses and allow for more meaningful comparisons with AIG's insurance competitors. AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.

Cautionary Statement Regarding Forward-Looking Information

    This Annual Report on Form 10-K and other publicly available documents may include, and AIG's officers and representatives may from time to time make, projections and statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections and statements may address, among other things:

  •
  the outcome of the completed transactions with the Federal Reserve Bank of New York (FRBNY) and the United States Department of the Treasury (Department of the Treasury);

35            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

  •
  the number, size, terms, cost, proceeds and timing of dispositions and their potential effect on AIG's businesses, financial condition, results of operations, cash flows and liquidity (and AIG at any time and from time to time may change its plans with respect to the sale of one or more businesses);

  •
  AIG's long-term business mix which will depend on the outcome of AIG's asset disposition program;

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

  •
  a failure to close transactions contemplated in AIG's restructuring plan;

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

Executive Overview

    AIG reports the results of its operations through four reportable segments: General Insurance, Domestic Life Insurance & Retirement Services, Foreign Life Insurance & Retirement Services, and Financial Services. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations and net gains (losses) on sales of divested businesses because AIG believes that this provides more meaningful information on how its operations are performing.

  •
  General Insurance – branded as Chartis in July 2009, is comprised of multiple line companies writing substantially all lines of property and casualty insurance and various personal lines both domestically and abroad.

  •
  Domestic Life Insurance & Retirement Services – branded as SunAmerica Financial Group in December 2009, AIG's Domestic Life Insurance businesses offer a broad range of protection products, including individual term and universal life insurance, and group life and health products. In addition, Domestic Life Insurance offers a variety of payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. Domestic Retirement Services businesses offer group retirement products and individual fixed and variable annuities. Certain previously acquired closed blocks and other fixed and variable annuity blocks that have been discontinued are reported as "runoff" annuities. Domestic Retirement Services also maintains a runoff block of Guaranteed Investment Contracts (GICs) that were written in (or issued to) the institutional market place prior to 2006.

  •
  Foreign Life Insurance & Retirement Services – provides insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities.

  •
  Financial Services – engages in diversified activities, including commercial aircraft and equipment leasing, capital markets operations, consumer finance and insurance premium financing, both in the United States and abroad.

AIG 2009 Form 10-K            36

American International Group, Inc., and Subsidiaries

    With the announced sale of AIG's investment advisory and third party Institutional Asset Management business (excluding the Global Real Estate investment management business), AIG will no longer benefit from the management fee and carried interest cash flows from these businesses, but the sale will reduce operating costs related to AIG's asset management activities. Asset Management is no longer considered a reportable segment, and the results for the Institutional Asset Management businesses and the Matched Investment Program (MIP), which is in run-off, are presented as a Noncore business in AIG's Other operations category. In addition, results for certain brokerage service, mutual fund, GIC and other asset management activities previously reported in the Asset Management segment are now included in the Domestic Life Insurance & Retirement Services segment. Results for prior periods have been revised accordingly.

    AIG has entered into several important transactions and relationships with the FRBNY, the AIG Credit Facility Trust (together with its trustees, acting in their capacity as trustees, the Trust) and the Department of the Treasury. As a result of these arrangements, AIG is controlled by the Trust, which was established for the sole benefit of the United States Treasury.

    Since September 2008, AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future.

    The discussion that follows should be read in conjunction with the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Priorities for 2010

    AIG is focused on the following priorities for 2010:

  •
  continued stabilization and strengthening of AIG's businesses;

  •
  realize additional progress in restructuring and asset disposition initiatives to enable repayment of amounts outstanding under the FRBNY Credit Facility provided by the FRBNY under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY;

  •
  execute plans to realize value from dispositions of interests in American International Assurance Company, Ltd. (AIA) and American Life Insurance Company (ALICO);

  •
  further wind-down of AIG's exposure to certain financial products and derivatives trading activities; and

  •
  address funding needs of International Lease Finance Corporation (ILFC) and American General Finance, Inc. (AGF) and explore alternative restructuring opportunities.

2009 Financial Overview

    Global financial markets continued their recovery in the second half of 2009, as investors returned to equity and bond markets. This optimism, not yet accompanied by a robust economic recovery, produced a strong rally in bond, equity and commodity markets. Cash accumulated by investors in 2008 and early 2009 continued to flow out of short-term money market accounts and into higher yielding assets, creating investment demand in excess of available new supply in many sectors. While securitized mortgage products participated to a degree in the rally, particularly in desirable tranches of well-collateralized transactions, the commercial mortgage and equity real estate sectors continue to lag.

    The improved market environment noted above contributed to the substantial reduction in the loss from continuing operations before income taxes, which declined to $13.6 billion in 2009 compared to $106.5 billion in 2008. The following significant drivers also contributed to this improvement:

  •
  the 2008 period included non-credit impairments (i.e., severity losses) throughout the year that are no longer required for fixed maturity securities due to the adoption of the new other-than-temporary impairments accounting standard commencing in the second quarter of 2009. Additionally, other-than-temporary

37            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    impairments declined from the 2008 period due to improved market conditions. See Note 6 to the Consolidated Financial Statements; and Investments — Other-Than-Temporary Impairments;

  •
  unrealized market valuation gains of $1.4 billion in 2009 related to AIGFP's super senior credit default swap portfolio compared to unrealized market valuation losses of $28.6 billion in 2008 due to the substantial decline in outstanding net notional amount resulting from the termination of contracts in the fourth quarter of 2008 associated with the Maiden Lane III transaction (ML III) as well as the narrowing of corporate credit spreads. See Note 6 to the Consolidated Financial Statements; and

  •
  a $3.4 billion decline in goodwill impairment charges.

    Additionally, the net loss in 2009 decreased due to $25.4 billion of deferred tax expense recorded in 2008 associated with the potential sale of foreign businesses and valuation allowances.

Fourth Quarter 2009 Net Loss

    AIG incurred a net loss attributable to AIG of $8.9 billion during the fourth quarter of 2009. This loss resulted primarily from the following:

  •
  total FRBNY interest and amortization expense of $6.2 billion ($4.0 billion after tax), including accelerated amortization of $5.2 billion ($3.4 billion after tax) in connection with the $25 billion reduction in outstanding balance and maximum lending commitment under the FRBNY Credit Facility as a result of the issuance of preferred interests;

  •
  a loss recognized on the pending sale of Nan Shan of $2.8 billion ($1.5 billion after tax), reported in discontinued operations;

  •
  increases in Commercial Insurance loss reserves on certain long-tail casualty classes of business totaling $2.3 billion ($1.5 billion net of tax); and

  •
  a valuation allowance change of $2.7 billion for tax benefits not presently recognizable, including those shown above.

    For a complete discussion of financial results, see Consolidated Results and Segment Results.

2010 Business Outlook

    During 2009, AIG took steps to prepare AIA and ALICO for possible divestiture in initial public offerings or by third party sale, depending on market conditions and subject to customary regulatory approvals. In furtherance of that goal, the Hong Kong Stock Exchange was chosen as the listing venue for any initial public offering of AIA, and AIG has been in discussions with a third party regarding the potential sale of ALICO. The final determination on divestiture strategies for these companies remains subject to AIG Board approval and market conditions. A sale of ALICO, which is a component of the Japan & Other reporting unit, would require AIG to assess whether any of the $4.7 billion of goodwill associated with the reporting unit was impaired. See Critical Accounting Estimates — Goodwill Impairment for a discussion of management's approach to testing goodwill for impairment.

    AIG's strategy going forward is to focus on its leading global general insurance business and its domestic and certain foreign life insurance and retirement services businesses, while at the same time addressing liquidity and risk issues within the Financial Services segment.

    AIG has completed several transactions with the FRBNY and continues to execute its plans for repaying the FRBNY Credit Facility. AIG has incurred, and may continue to incur, significant additional restructuring-related charges, such as additional accelerated amortization expense related to the prepaid commitment asset and additional material write-offs of deferred taxes, goodwill and other long-lived assets.

    Continued difficult market conditions have caused a decline in the value of certain private equity and real estate assets held for investment purposes, resulting in impairment charges. The persistence of the troubled global economy driven by tight credit markets and high unemployment will likely continue to adversely affect pre-tax income in future

AIG 2009 Form 10-K            38

American International Group, Inc., and Subsidiaries

periods. Management continues to assess value declines and the permanence of such declines. These market conditions have also adversely affected the ability to pay or refinance maturing debt obligations in the private equity and real estate portfolios.

    On June 10, 2009, the Department of the Treasury issued regulations implementing the compensation limits of the American Recovery and Reinvestment Act of 2009. These regulations restrict the amount of bonus and other incentive compensation that a company receiving TARP funds may pay to certain employees. For AIG these limits apply to the five executives named in AIG's proxy statement and the next twenty highest paid employees of AIG (the Top 25). The regulations also created the Office of Special Master for TARP Executive Compensation (Special Master), which is responsible for interpreting and applying the compensation regulations. AIG is required to obtain the Special Master's approval of the compensation of the Top 25, and the compensation structure of AIG's executive officers and AIG's next 26 to 100 most highly compensated employees and executive officers (the Top 100). The Special Master has issued Determination Memoranda covering the Top 25 and Top 100. These Determination Memoranda place significant new conditions on the compensation of these employees, and the conditions in the Determination Memoranda may impair AIG's ability to retain and motivate them. See Item 1A. Risk Factors — Employees for a further discussion of this risk.

General Insurance

    Given current insurance capital levels and the relatively benign 2009 catastrophe season, the overall expectation is that both property and casualty market pricing will continue to decline in 2010. While rate change has become more stable in recent quarters, Chartis does not expect this trend to continue in 2010. In addition, overall economic conditions have decreased the volume of ratable exposures (i.e., asset values, payrolls and sales), which has had a corresponding negative impact on overall market premium base. Given these factors, AIG expects organic modest gross and net premium growth in 2010, driven by growth in Foreign General Insurance.

    In 2010, Chartis expects to continue to execute capital management initiatives begun in 2009 by enhancing its Enterprise Risk Management function; developing broad-based risk appetite guidelines for its operating units; and executing underwriting and reinsurance strategies to improve capital ratios, increase return on equity by line of business and reduce exposure to certain businesses where inadequate pricing and increased loss trends may exist.

    Chartis U.S. expects overall gross written premiums to remain consistent with 2009 levels. However, its business mix is expected to continue to change, reflecting capital management initiatives. Net written premiums may decline as Chartis U.S. modifies its reinsurance program to be consistent with its capital management initiatives.

    Gross written premiums for Chartis International are expected to grow more substantially in 2010, due in large part to its existing presence in emerging markets and its anticipated increased stake in The Fuji Fire & Marine Insurance Company Limited which would require consolidation of its operations into AIG.

Domestic Life Insurance & Retirement Services

    AIG expects sales and deposits to gradually recover in 2010-2011 as market conditions improve, AIG ratings remain stable, negative AIG publicity subsides, rebranding efforts take hold and distribution is reinstated at additional financial institutions.

    Domestic Life Insurance & Retirement Services companies maintained higher liquidity in 2008 and 2009 which negatively affected net investment income results. As such cash balances are reinvested into longer term securities in 2010-2011, AIG expects investment yields to gradually improve.

Foreign Life Insurance & Retirement Services

    AIG expects that sales of foreign life investment-oriented products will continue to be lower than historic levels due to the lingering negative effects of AIG events on third party financial institution distribution networks, primarily in Japan and the U.K. and that sales of risk-based insurance products will continue to improve, particularly in Asia.

39            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    AIA and ALICO have experienced improved operating conditions and are expected to continue to improve as the rebranding initiatives and revitalization of their agency and direct marketing distribution networks continues.

Financial Services

Capital Markets

    AIGFP continued unwinding its businesses and portfolios during 2009, and these activities are expected to continue in 2010. During 2009, AIGFP reduced the notional amount of its derivative portfolio by 41 percent, from $1.6 trillion at December 31, 2008 to $940.7 billion at December 31, 2009. AIGFP reduced the number of its outstanding trade positions by approximately 18,900, from approximately 35,000 at December 31, 2008 to approximately 16,100 at December 31, 2009. In connection with these activities, AIGFP has disaggregated its portfolio of existing transactions into a number of separate "books" and has developed a plan for addressing each book, including assessing each book's risks, risk mitigation options, monitoring metrics and certain implications of various potential outcomes. Each plan has been reviewed by a steering committee whose membership includes senior executives of AIG. The plans are subject to change as efforts progress and as conditions in the financial markets evolve, and they contemplate, depending on the book in question, alternative strategies, including sales, assignments or other transfers of positions, terminations of positions, and/or run-offs of positions in accordance with existing terms. Execution of these plans is overseen by a transaction approval process involving senior members of AIGFP's and AIG's respective management groups as specific actions entail greater liquidity and financial consequences. Successful execution of these plans is subject, to varying degrees depending on the transactions of a given book, to market conditions and, in many circumstances, counterparty negotiation and agreement.

    As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. AIGFP has already reduced the size of certain portions of its portfolio, including effecting a substantial reduction in credit derivative transactions in respect of multi-sector collateralized debt obligations (CDOs) in connection with ML III, a sale of its commodity index business, termination and sale of its activities as a foreign exchange prime broker, and sale and other disposition of its energy/infrastructure investment portfolio.

    Due to the long-term duration of many of AIGFP's derivative contracts and to the complexity of AIGFP's portfolio, AIG expects that an orderly wind-down will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIGFP's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades. In addition, the Determination Memorandum issued by the Special Master places significant new restrictions on the compensation of AIGFP employees included in the Top 25 and Top 100 and may impair AIGFP's ability to retain these employees and negatively impact the wind-down of AIGFP's business.

ILFC

    Given the current market conditions and ILFC's current limited access to unsecured debt markets, new aircraft purchases may be limited for the foreseeable future. In addition, these market conditions are creating downward pressures that are slowing the growth of ILFC's operating margins. ILFC is currently seeking secured financing and is exploring sales of aircraft portfolios to investors to meet its financial and operating obligations. These secured financings will increase ILFC's composite interest rate, which will put further downward pressure on its operating margins, and any aircraft sales would likely result in a loss, which, depending on the size and composition of the portfolio, could be significant. In addition, sales of large portfolios of aircraft will likely increase the average age of ILFC's fleet and impact future operating margins.

    If ILFC's sources of liquidity are not sufficient to meet its contractual obligations as they become due over the next twelve months, ILFC will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the FRBNY.

AIG 2009 Form 10-K            40

American International Group, Inc., and Subsidiaries

AGF

    Since the events of September 2008, AGF's traditional borrowing sources, including its ability to issue unsecured debt in the capital markets, have remained unavailable, and AGF does not expect them to become available in the near future. AGF's liquidity concerns, dependency on AIG, results of its operations and the uncertainty regarding the availability of support from AIG have negatively impacted its credit ratings.

    In addition to finance receivable collections, AGF is exploring additional initiatives to meet its financial and operating obligations. These initiatives include additional on-balance sheet securitizations, portfolio sales, and expense reductions. During 2009, AGF closed 200 branch offices, reduced retail sales financing operations, reduced its number of employees by approximately 1,400 through reductions in force and attrition, and sold $1.9 billion of finance receivables held for sale. In July 2009, AGF securitized $1.9 billion of real estate loans and received $967 million in cash proceeds.

    If AGF's sources of liquidity are not sufficient to meet its contractual obligations as they become due over the next twelve months, AGF will seek additional funding from AIG, which funding would be subject to AIG receiving the consent of the FRBNY.

Significant Events in 2009

Consummation of the AIA and ALICO SPV Transactions

    On December 1, 2009, AIG and the FRBNY completed two transactions pursuant to which AIG transferred to the FRBNY noncontrolling, nonvoting, callable, preferred equity interests (Preferred Interests) in two newly-formed special purpose vehicles (SPVs) in exchange for a $25 billion reduction of the balance outstanding and the maximum credit available under the FRBNY Credit Facility, which resulted in $5.2 billion of accelerated amortization of a portion of the prepaid commitment asset. Each SPV has (directly or indirectly) as its only asset 100 percent of the common stock of an operating subsidiary (AIA in one case and ALICO in the other). AIG owns all of the voting common equity interests of each SPV. AIG's purpose for entering into these agreements was to position AIA and ALICO for initial public offerings or third-party sale, depending on market conditions and subject to customary regulatory approvals. An equally important objective of the transactions was to enhance AIG's capitalization consistent with rating agency requirements in order to complete its restructuring plan and repay the support it has received from the FRBNY and the Department of the Treasury. The Preferred Interests are redeemable at the option of AIG and are transferable at the FRBNY's discretion. In the event the board of managers of either SPV initiates a public offering, liquidation or winding up or a voluntary sale, the proceeds must be distributed to the Preferred Interests until the Preferred Interests' redemption value has been paid. The redemption value of the Preferred Interests is the liquidation preference, which includes any undistributed preferred returns through the redemption date, and the amount of distributions that the Preferred Interests would receive in the event of a 100 percent distribution to all the common and Preferred Interest holders at the redemption date.

    The Preferred Interests entitle the FRBNY to veto rights over certain significant actions by the SPVs and provide the FRBNY with certain rights including the right to compel the SPVs to use their best efforts to take certain actions, including an initial public offering or a sale of the SPVs or the businesses held by the SPVs. After December 1, 2010, and prior thereto with the concurrence of the trustees of Trust, the FRBNY can compel the holders of the common interests to sell those interests should the FRBNY decide to sell its preferred interests. Following an initial public offering, the FRBNY will have the right to exchange its Preferred Interests for common shares of the publicly-traded entity.

    The Preferred Interests in the AIA SPV have an initial liquidation preference of $16 billion and have the right to a preferred return of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter. If the preferred return is not distributed, the amount is added to the Preferred Interests' liquidation preference. The AIA Preferred Interests participate in one percent of net income after the preferred return. The AIA Preferred Interests are also entitled to a one percent participation right of any residual value after (i) the AIA preferred return, (ii) the participation right of one percent of AIA's net income, (iii) the liquidation preference on all Preferred Interests has been paid and (iv) the holders of the common interests (currently AIG) have received,

41            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

including any ordinary course distributions, the sum of (i) $9 billion and (ii) the amount of any additional capital contributions other than the initial capital contribution. AIG is entitled to receive 99 percent of the remaining residual value from the disposition of AIA by the SPV.

    The Preferred Interests in the ALICO SPV consist of senior and junior preferred interests with liquidation preferences of $1 billion and $8 billion, respectively. The junior and senior preferred interests have a preferred return of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter. If the preferred return is not distributed, the amount is added to the Preferred Interests' liquidation preference. The junior preferred interests participate in five percent of any residual value after the liquidation preference and the preferred return for the then-current quarter on the senior and junior preferred interests have been paid and the holders of the common interests (currently AIG) have received, including any ordinary course distributions, the sum of (i) $6 billion and (ii) the amount of any additional capital contributions other than the initial capital contribution. The senior preferred interests do not have a participating return. AIG is entitled to receive 95 percent of the remaining residual value from the disposition of ALICO by the SPV. See Note 16 to the Consolidated Financial Statements for further discussion.

Exchange of AIG Series D Preferred Stock for AIG Series E Preferred Stock

    On April 17, 2009, AIG entered into a Securities Exchange Agreement (the AIG Series E Exchange Agreement) with the Department of the Treasury pursuant to which, among other things, the Department of the Treasury exchanged 4,000,000 shares of AIG's Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series D Preferred Stock), for 400,000 shares of AIG's Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock). See Note 16 to the Consolidated Financial Statements for further discussion.

Department of the Treasury Commitment

    On April 17, 2009, AIG entered into a Securities Purchase Agreement with the Department of the Treasury, pursuant to which (i) AIG issued to the Department of the Treasury (a) 300,000 shares of AIG Series F Preferred Stock, and (b) the warrant (AIG Series F Warrant) to purchase 150 shares of AIG common stock, par value $2.50 per share, and (ii) the Department of the Treasury agreed to provide up to $29.835 billion (the Department of the Treasury Commitment) in exchange for increases in the liquidation preference of the AIG Series F Preferred Stock. See Note 16 to the Consolidated Financial Statements for further discussion.

Modification of FRBNY Credit Facility

    On April 17, 2009, AIG and the Board of Governors of the Federal Reserve System entered into an Amendment No. 3 to the FRBNY Credit Agreement. The FRBNY Credit Agreement was amended, among other things, to remove the minimum 3.5 percent LIBOR borrowing rate floor, and permit the issuance by AIG of the AIG Series E Preferred Stock, the AIG Series F Preferred Stock and the AIG Series F Warrant to the Department of the Treasury.

    On December 1, 2009, AIG and the FRBNY entered into an Amendment No. 4 to the FRBNY Credit Agreement in order to, among other things:

  •
  provide for the consummation of the AIA and ALICO transactions with the FRBNY; and

  •
  reduce the outstanding balance of the FRBNY Credit Agreement and the maximum amount available to be borrowed thereunder by $25 billion.

Issuance of AIG Series C Preferred Stock

    On March 4, 2009, AIG issued to the Trust 100,000 shares of AIG's Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (AIG Series C Preferred Stock), pursuant to the Series C Perpetual, Convertible, Participating Preferred Stock Purchase Agreement, dated as of March 1, 2009 (the AIG Series C Purchase Agreement), between the Trust and AIG, for an aggregate purchase price of $500,000, with an

AIG 2009 Form 10-K            42

American International Group, Inc., and Subsidiaries

understanding that additional and independently sufficient consideration was also furnished to AIG by the FRBNY Credit Facility under the FRBNY Credit Agreement.

    See Note 1 to the Consolidated Financial Statements for further information on the transactions in the proceeding paragraphs and Note 16 to the Consolidated Financial Statements for information on additional transactions completed in 2009.

Life Insurance Securitizations

    The previously contemplated life insurance securitization transaction with the FRBNY is no longer being pursued by AIG.

Consideration of AIG's Ability to Continue as a Going Concern

    In connection with the preparation of this Annual Report on Form 10-K, management has assessed whether AIG has the ability to continue as a going concern (See Note 1 to the Consolidated Financial Statements). In making this assessment, AIG has considered:

  •
  The commitment of the U.S. government to continue to work with AIG to maintain its ability to meet its obligations as they come due;

  •
  AIG's liquidity-related actions and plans to stabilize its businesses and repay the debt outstanding under the FRBNY Credit Facility;

  •
  The level of AIG's realized and unrealized losses and the negative impact of these losses in shareholders' equity and on the capital levels of AIG's insurance subsidiaries;

  •
  The additional capital provided or committed through the Department of the Treasury Commitment;

  •
  The completion on December 1, 2009 of the transactions contemplated by Purchase Agreement between AIG, AIRCO and the FRBNY dated June 25, 2009 (AIA Purchase Agreement) and the Purchase Agreement between AIG and the FRBNY dated June 25, 2009 (ALICO Purchase Agreement);

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

    It is possible that the actual outcome of one or more of management's plans could be materially different or that one or more of management's significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized, AIG may need additional U.S. government support to meet its obligations as they come due. If additional support is not available in such circumstances, there could be substantial doubt about AIG's ability to operate as a going concern.

Capital Resources and Liquidity

Liquidity

FRBNY Credit Facility

    At February 17, 2010, AIG had outstanding net borrowings under the FRBNY Credit Facility of $21 billion, with a remaining available amount of $14 billion, and accrued compounding interest and fees of $5.5 billion. As a result of

43            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

the AIA and ALICO transactions on December 1, 2009, there was a $25 billion reduction in the outstanding balance of the FRBNY Credit Facility and the maximum amount available to be borrowed thereunder. The net borrowings as of December 31, 2009 and February 17, 2010 were reduced by $1.6 billion of loans extended from AGF to AIG. AIG expects that these loans will be repaid to support AGF's liquidity as needed. Net borrowings under the FRBNY Credit Facility increased by approximately $3.1 billion from December 31, 2009 to February 17, 2010, with these proceeds primarily used to repay $3.5 billion of commercial paper outstanding under the FRBNY Commercial Paper Funding Facility (CPFF) for AIG Funding and Curzon Funding LLC.

The following table summarizes net borrowings outstanding and remaining available amount that can be borrowed under the FRBNY Credit Facility:

	Inception Through
	December 31, 2009	December 31, 2008	Increase (Decrease)

Net borrowings:
Loans to AIGFP for collateral postings, GIA and other debt maturities	$50,605	$46,997	$3,608
AIGFP repayments to AIG	(8,903)	(4,093)	(4,810)
Capital contributions and loans to insurance companies(a)	23,329	20,850	2,479
Repayment of obligations to securities lending program	3,160	3,160	—
Repayment of intercompany loans	1,528	1,528	—
Contributions to AIGCFG subsidiaries(b)	222	1,672	(1,450)
Loans to ILFC	3,900	—	3,900
Debt payments	5,448	2,109	3,339
Issuance of preferred interests in AIA LLC and ALICO LLC	(25,000)	—	(25,000)
Funding of equity interest in ML III	5,000	5,000	—
Repayment from the proceeds of the issuance of AIG Series D Preferred Stock and common stock warrant	(40,000)	(40,000)	—
Other(c)	(1,389)	(423)	(966)

Net borrowings	17,900	36,800	(18,900)

Total FRBNY Credit Facility	35,000	60,000	(25,000)

Remaining available amount	17,100	23,200	(6,100)

Net borrowings	17,900	36,800	(18,900)
Accrued compounding interest and fees(d)	5,535	3,631	1,904

Total balance outstanding	$23,435	$40,431	$(16,996)

(a)
Includes securities lending activities.

(b)
Includes repayments and sales of subsidiaries.

(c)
Includes repayments with proceeds from the CPFF, tax refunds, loans from AGF to AIG discussed above and drawdowns under the Department of the Treasury Commitment, which had not yet been utilized.

(d)
Excludes interest payable of $2 million and $8 million at December 31, 2009 and 2008, respectively, which was included in Other liabilities.

Department of the Treasury Commitment

    The Department of the Treasury Commitment allows AIG to draw down funds in exchange for increases in the liquidation preference of the AIG Series F Preferred Stock. See Note 16 to the Consolidated Financial Statements for further discussion.

AIG 2009 Form 10-K            44

American International Group, Inc., and Subsidiaries

The following table summarizes drawdown activity and amount remaining available under the Department of the Treasury Commitment:

(in millions)	Inception Through December 31, 2009*

Drawdowns:
Capital contributions to insurance companies	$1,389
Intercompany purchase of ILFC equity ownership	2,722
UGC related restructuring transactions	1,132
Temporary paydown of FRBNY Credit Facility	101

Total drawdowns	5,344
Original availability under commitment	29,835

Remaining available amount	$24,491

*
From January 1, 2010 through February 17, 2010, AIG had requested a draw down of an additional $2.2 billion under the Department of the Treasury Commitment principally to improve the risk-based capital ratios of its General Insurance subsidiaries by redeeming securities of affiliates held by those subsidiaries.

    Additional details regarding liquidity sources are included in Liquidity of Parent and Subsidiaries below.

AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due

Future Cash Requirements

    AIG expects that the repayment of future debt maturities and the payment of the preferred returns and liquidation preference on the Preferred Interests will be its primary uses of available cash. The net proceeds from any sale, initial public offering or other monetization of AIA and ALICO will first be used to pay the Preferred Interests.

The following table summarizes the maturing debt of AIG and its subsidiaries for the next four quarters:

(in millions)	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010	Total

ILFC	$738	$1,476	$2,052	$2,492	$6,758
AGF *	729	573	5,142	106	6,550
AIG Matched Investment Program	500	—	897	834	2,231
AIGFP	924	460	273	246	1,903
AIG	889	—	—	500	1,389
Other	36	25	516	24	601

Total	$3,816	$2,534	$8,880	$4,202	$19,432

*
American General Finance, Inc. On July 9, 2009, AGF converted the $2.45 billion of loans that it had previously drawn on its 364-Day Syndicated Facility into one-year term loans. AIG has provided a capital support agreement for the benefit of the lenders of these termed-out loans, which must be repaid by July 9, 2010.

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include future cash flows from operations, aircraft sales, and potentially additional secured financing arrangements (see Liquidity of Parent and Subsidiaries below). If ILFC does not receive sufficient secured financing, AIG expects that ILFC's current borrowings and future cash flows from operations, including aircraft sales, may be inadequate to permit ILFC to meet its existing obligations. AIG is exploring restructuring opportunities for ILFC. AIG intends to provide support to ILFC through February 28, 2011 to the extent that secured financing, aircraft sales and other sources of funds are not sufficient to meet liquidity needs.

  •
  AGF anticipates that its primary sources of liquidity will be customer receivable collections and additional on-balance sheet securitizations and, to a lesser extent, portfolio sales (see Liquidity of Parent and

45            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    Subsidiaries — Financial Services — AGF below). In addition, AIG is exploring restructuring opportunities for AGF. AIG intends to provide support to AGF through February 28, 2011, to the extent that asset sales, securitizations and/or other transactions are not sufficient to meet AGF's liquidity needs.

  •
  Debt maturities for the MIP are expected to be funded through cash flows generated from invested assets (principal and interest) as well as the sale or financing of the asset portfolios in the program. In addition, as a result of AIG's restructuring activities, AIG expects to utilize assets from its noncore businesses and subsidiaries to provide future cash flow enhancement and help the MIP meet its maturing debt obligations.

  •
  Approximately $1.4 billion of AIGFP's debt maturities through December 31, 2010 are fully collateralized, with assets backing the corresponding liabilities, which AIGFP expects will reduce the net amount of cash required to repay the maturing debt. However, in addition to the cash requirements shown above for AIGFP, Curzon Funding LLC, an AIGFP asset-backed commercial paper conduit and Nightingale Finance LLC, a structured investment vehicle sponsored, but not consolidated by AIGFP, had $1.2 billion and $1.1 billion, respectively, of commercial paper outstanding under the CPFF at February 17, 2010, all of which matures in April 2010. AIGFP intends to repay this commercial paper at maturity, which is expected to lead to an increase in borrowings under the FRBNY Credit Facility.

  •
  AIG expects to meet its debt maturities primarily through the cash flows from, and the disposition of, assets supporting these obligations as well as through borrowings under the FRBNY Credit Facility. In addition, AIG also expects to collect dividends, distributions and other payments from certain subsidiaries to fund payments on its obligations. Additional liquidity is also available under the Department of the Treasury Commitment.

    In the future, AIG may need to provide additional capital support for its subsidiaries. AIG has developed certain plans (described below), some of which have already been implemented, to provide stability to its businesses and to provide for the timely repayment of the FRBNY Credit Facility.

Asset Disposition Plan

    Since September 2008, AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in its liquidity and capital, and expects to accomplish these objectives over a longer time frame than originally contemplated.

Sales of Businesses and Specific Asset Dispositions

    Dispositions of certain businesses will be subject to regulatory approval. Proceeds from dispositions, to the extent they do not represent capital of AIG's insurance subsidiaries required for regulatory or ratings purposes, are contractually required to be applied toward the repayment of the FRBNY Credit Facility as mandatory prepayments unless otherwise agreed with the FRBNY.

    During 2009 and through February 17, 2010, AIG entered into agreements to sell or completed the sale of operations and assets, excluding AIGFP assets, that had aggregate assets and liabilities with carrying values of $88.1 billion and $71.3 billion, respectively, at December 31, 2009 or the date of sale or, in the case of Transatlantic, deconsolidation. These transactions are expected to generate approximately $5.6 billion of aggregate net cash proceeds that will be available to repay outstanding borrowings and reduce the maximum lending commitment under the FRBNY Credit Facility, after taking into account taxes, transaction expenses, settlement of intercompany loan facilities, and capital required to be retained for regulatory or ratings purposes. Gains and losses recorded in connection with the dispositions of businesses include estimates that are subject to subsequent adjustment. Based on the transactions thus far, AIG does not believe that such adjustments will be material to future results of operations or cash flows.

AIG 2009 Form 10-K            46

American International Group, Inc., and Subsidiaries

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

  •
  On June 10, 2009, AIG closed the previously announced secondary public offering of 29.9 million shares of Transatlantic common stock owned by AIG for aggregate proceeds of $1.1 billion. At the close of the public offering, AIG retained 13.9 percent of Transatlantic's outstanding shares of common stock. As a result, AIG deconsolidated Transatlantic, which resulted in a $1.4 billion reduction in Noncontrolling interests, a component of Total equity.

  •
  On July 1, 2009, AIG closed the sale of its U.S. auto insurance business, 21st Century Insurance Group (21st Century). This operation had total assets and liabilities with carrying values of $5.7 billion and $3.4 billion, respectively, at June 30, 2009. Aggregate proceeds from the sale of this business, including proceeds applied to repay intercompany loan facilities, were $1.9 billion.

  •
  On July 28, 2009, AIG completed the sale of a majority of the U.S. life insurance premium finance business of AIG Credit Corp. and A.I. Credit Consumer Discount Company (A.I. Credit), with a carrying value of $941.3 million at that date, for $680 million in cash, including $230 million held in escrow, and an additional $61.2 million if certain future conditions are met.

  •
  On July 28, 2009, AIG entered into an agreement to combine its consumer finance business in Poland, conducted through AIG Bank Polska S.A., into the Polish consumer finance business of Santander Consumer Finance S.A (SCB). In exchange, AIG will receive equity interest in SCB. At closing, all of the AIG intercompany debt facilities related to these entities will be repaid, and AIG will not be responsible for the future funding of the combined consumer finance businesses. The closing is expected to occur in the first quarter of 2010. This transaction met the criteria for held-for-sale accounting in 2009.

  •
  On September 5, 2009, AIG entered into an agreement to sell its investment advisory and third party institutional asset management business for total consideration consisting of a cash payment determined at closing based on the net assets of the business being sold plus contingent consideration. This transaction met the criteria for held-for-sale accounting.

  •
  On October 12, 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan Life Insurance Company, Ltd. (Nan Shan) for approximately $2.15 billion. As a result, Nan Shan qualified as a discontinued operation and met the criteria for held-for-sale accounting in 2009. AIG recognized a $1.5 billion after tax loss on the transaction. See Note 2 to the Consolidated Financial Statements.

AGF Portfolio Sales and Securitization Transaction

    During 2009, AGF received proceeds of $1.9 billion from real estate loan portfolio sales. In addition, on July 30, 2009, AGF issued mortgage-backed certificates in a private securitization transaction of certain AGF real estate loans and received cash proceeds of $967 million.

AIA and ALICO Transactions with the FRBNY

    On December 1, 2009, AIG and the FRBNY completed two transactions pursuant to which AIG transferred to the FRBNY preferred equity interests in newly-formed SPVs in settlement of a portion of the outstanding balance of the FRBNY Credit Facility. Each SPV has (directly or indirectly) as its only asset 100 percent of the common stock of an AIG operating subsidiary (AIA in one case and ALICO in the other). AIG owns the common interests of each SPV. In exchange for the preferred equity interests received by the FRBNY, there was a $25 billion reduction in the outstanding balance and maximum lending commitment under the FRBNY Credit Facility. See Note 16 to the Consolidated Financial Statements for further discussion.

47            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

AIGFP Wind-down

    AIGFP is engaged in a multi-step process of unwinding its businesses and portfolios. In connection with that process, certain assets were sold. The proceeds from these sales have been used to fund AIGFP's wind-down and are not included in the amounts described above under Sales of Businesses and Specific Asset Dispositions. The FRBNY waived the requirement under the FRBNY Credit Agreement that the proceeds of these specific sales be applied as a mandatory prepayment under the FRBNY Credit Facility, which would have resulted in a permanent reduction of the FRBNY's commitment to lend to AIG. Instead, the FRBNY has given AIGFP permission to retain the proceeds of these completed sales, and has required that such proceeds received from certain future sales be used to voluntarily prepay the FRBNY Credit Facility, with the amounts prepaid available for future reborrowing subject to the terms of the FRBNY Credit Facility. AIGFP is also opportunistically terminating contracts. AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with AIG's affiliated businesses. Due to the long-term duration of AIGFP's derivative contracts and the complexity of AIGFP's portfolio, AIG expects that an orderly wind-down of AIGFP will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIG's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

    On August 11, 2009, AIGFP completed sales of its energy and infrastructure investment assets, realizing aggregate net proceeds of $619 million and $1.3 billion in 2009 and 2008, respectively.

Liquidity of Parent and Subsidiaries

AIG (Parent)

    The following table presents AIG parent's sources of liquidity:

	As of
(In millions)	December 31, 2009	February 17, 2010

Available borrowing under the FRBNY Credit Facility	$17,100	$14,000
Cash and short-term investments	528	287
Available capacity under the Department of the Treasury Commitment	24,491	22,292	*

Total	$42,119	$36,579

*
Reflects AIG's February 2010 request to draw down $2.2 billion under the Department of the Treasury Commitment principally to improve the risk-based capital ratios of its General Insurance subsidiaries by redeeming securities of affiliates held by those subsidiaries.

    AIG believes that it has sufficient liquidity at the parent level to meet its obligations through at least the next twelve months. However, no assurance can be given that AIG's cash needs will not exceed projected amounts. The inability of AGF or ILFC to raise sufficient liquidity to meet their obligations without support from AIG, additional collateral calls, deterioration in investment portfolios affecting statutory surplus, higher surrenders of annuities and other policies, further downgrades in AIG's credit ratings, catastrophic losses or reserve strengthening, or a further deterioration in the super senior credit default swap portfolio may result in significant additional cash needs, or loss of some sources of liquidity, or both. Regulatory and other legal restrictions could limit AIG's ability to transfer funds freely, either to or from its subsidiaries. (See Item 1A. Risk Factors above.)

    Since the fourth quarter of 2008, AIG has not accessed its traditional sources of long-term or short-term financing through the public debt markets. While no assurance can be given that AIG will be able to access these markets again, AIG has continued to periodically evaluate its ability to access the capital markets.

    Historically AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG's current financial situation, certain of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has been dependent on the FRBNY and the Department of the Treasury as its primary sources of liquidity. Primary uses of cash flow are for debt service and subsidiary funding. In 2009, AIG parent collected $2.2 billion in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), and retired $1.4 billion of debt, excluding MIP and Series AIGFP debt. Excluding MIP and Series AIGFP debt, AIG parent made interest payments totaling $1.8 billion, and made

AIG 2009 Form 10-K            48

American International Group, Inc., and Subsidiaries

$5.7 billion in net capital contributions to subsidiaries in 2009. In addition, during the second quarter of 2009, AIG parent drew down on the Department of the Treasury Commitment in order to make loans totaling $1.2 billion to wholly owned subsidiaries, which in turn were used principally to make capital contributions to insurance companies.

    AIG parent traditionally funded a portion of its short-term working capital needs through commercial paper issued by AIG Funding. Since October 2008, all commercial paper issued for AIG Funding was through the CPFF program. AIG Funding was accepted into the CPFF with a total borrowing limit of $6.9 billion. AIG Funding had approximately $2 billion in commercial paper outstanding at December 31, 2009, which was repaid in January 2010.

General Insurance

    In 2009, AIG made a capital contribution of $641 million to a Chartis U.S. subsidiary, all of which was returned as a dividend to AIG later in the year. AIG collected an additional $500 million in dividends from Chartis U.S. in the fourth quarter of 2009. AIG also made a capital contribution of $91 million in 2009 to a Chartis U.S. subsidiary in connection with the subsidiary's sale of a portion of its Transatlantic common stock.

    AIG currently expects that its Chartis subsidiaries will be able to continue to meet their obligations as they come due through cash from operations and, to the extent necessary, asset dispositions. One or more large catastrophes, however, may require AIG to provide additional support to the affected General Insurance operations. In addition, further downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of these subsidiaries. A downgrade in the insurer financial strength ratings of an insurance company subsidiary could result in non-renewals or cancellations by policyholders and adversely affect these companies' ability to meet their own obligations and require that AIG provide capital or liquidity support to them. Increases in market interest rates may adversely affect the financial strength ratings of General Insurance subsidiaries as rating agency capital models may reduce the amount of available capital relative to required capital.

    At December 31, 2009, Chartis had liquidity in the form of cash and short-term investments. These are consolidated cash and short-term investments for a number of legal entities within Chartis. Generally, these assets are not transferable across various legal entities; however, there are generally sufficient cash and short-term investments within those legal entities such that they can meet their individual liquidity needs. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity securities. Government and corporate bonds represented 95.0 percent of General Insurance total fixed income investments at December 31, 2009. Given the size and liquidity profile of AIG's General Insurance investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. AIG's asset/liability management process takes into account the expected maturity of investments and the specific nature and risk profile of liabilities. Historically, there has been no significant variation between the expected maturities of AIG's General Insurance investments and the payment of claims. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments for further information.

Domestic and Foreign Life Insurance & Retirement Services operations

    At December 31, 2009, Domestic and Foreign Life Insurance & Retirement Services subsidiaries had liquidity in the form of cash and short-term investments, which management considers adequate to meet foreseeable liquidity needs. Domestic and Foreign Life Insurance & Retirement Services subsidiaries had been increasing their liquidity given recent market disruptions and AIG-specific issues, which reduced investment income in 2009. During the second half of 2009, these subsidiaries began lengthening their maturity profile by purchasing investment grade fixed income securities. Generally, these assets are not transferable across various legal entities; however, there are generally sufficient cash and short-term investments within those legal entities such that they can meet their individual liquidity needs. In the event additional liquidity is required, management believes it can provide such liquidity through sale of a portion of its substantial holdings in government and corporate bonds as well as equity securities. Government and corporate bonds represented 85.6 percent of Domestic and Foreign Life Insurance & Retirement Services total fixed income investments at December 31, 2009. Given the size and liquidity profile of AIG's Domestic and Foreign Life Insurance & Retirement Services investment portfolios, AIG believes that deviations from their projected claim experience do not constitute a significant liquidity risk. The Domestic and Foreign Life Insurance & Retirement Services subsidiaries have been able to meet liquidity needs, even during the period of higher surrenders

49            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

which was experienced from mid-September 2008 through the first quarter of 2009, and expect to be able to do so in the foreseeable future. A significant increase in policy surrenders and withdrawals, which could be triggered by a variety of factors, including AIG specific concerns, could result in a substantial liquidity strain. Other potential events causing a liquidity strain could include economic collapse of a nation or region significant to Domestic and Foreign Life Insurance & Retirement Services operations, nationalization, catastrophic terrorist acts, pandemics or other economic or political upheaval. See Investments — Investment Strategy herein for further information.

Domestic Life Insurance & Retirement Services

    During 2009, AIG contributed capital totaling $2.4 billion to certain of its Domestic Life Insurance & Retirement Services subsidiaries (of which $165 million was retained in the Domestic Life Insurance holding company and not contributed to the operating companies) to replace a portion of the capital lost as a result of net realized capital losses (primarily resulting from other-than-temporary impairment charges) and other investment-related items. Of this amount, $1.2 billion was funded by drawdowns under the Department of the Treasury Commitment in May 2009. AIG believes that its Domestic Life Insurance & Retirement Services companies currently have adequate capital to support their business plans. Further capital contributions may be required to maintain desired levels of capital to the extent there are future declines in the investment portfolios of the Domestic Life Insurance & Retirement Services companies.

    The most significant potential liquidity needs of AIG's Domestic Life Insurance & Retirement Services companies are the funding of surrenders and withdrawals. A substantial increase in these needs could place stress on the liquidity of these companies. However, management believes that these companies have sufficient short-term liquidity to meet such demands.

    Beginning in 2009, results for the GIC program are recorded in the Domestic Life Insurance & Retirement Services reportable segment and results for prior periods have been revised accordingly.

The GIC program is in run-off with no new GICs issued subsequent to 2005. The following table summarizes the anticipated run-off of the domestic GIC portfolio:

At December 31, 2009 (in billions)	2010	2011 - 2012	2013 - 2014	Thereafter	Total

Domestic GICs	$-	$2.5	$2.5	$3.5	$8.5

    These GIC liabilities are expected to be funded by investment income and maturities of assets supporting the Domestic Retirement Services companies' liabilities.

Foreign Life Insurance & Retirement Services

    During 2009, AIG provided funding of $624 million to Foreign Life Insurance & Retirement Services subsidiaries. AIG believes that its Foreign Life Insurance & Retirement Services companies currently have adequate capital to support their business plans. However, to the extent there are future declines in the investment portfolios of the Foreign Life Insurance & Retirement Services companies, AIG may need to lend or contribute additional capital to these companies.

    In connection with the AIA and ALICO SPV transactions, on December 1, 2009, AIG, the FRBNY and each SPV entered into limited liability company agreements, which set forth the terms and conditions of the respective parties' ownership and governance rights in each SPV. Under the terms of these agreements, the AIA SPV and the ALICO SPV may only distribute funds to AIG (prior to the payment of the preferred returns and liquidation preferences on the preferred interests in each respective SPV and, in the case of the AIA SPV, a payment of 1 percent of the net income of the AIA SPV to the holders of the preferred interests in the AIA SPV for all fiscal years prior to payment of the preferred return and liquidation preference) in an aggregate amount not to exceed $200 million and $400 million, respectively, per fiscal year.

Financial Services

    AIG's major Financial Services operating subsidiaries consist of ILFC, AIGFP, AGF and AIG Consumer Finance Group, Inc. (AIGCFG). Traditional sources of funds to meet the liquidity needs of these operations are generally no

AIG 2009 Form 10-K            50

American International Group, Inc., and Subsidiaries

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

ILFC

    During 2009, ILFC was unable to borrow in the public debt markets and, due to downgrades in its short-term credit rating, lost access to the CPFF and therefore borrowed $3.9 billion from AIG Funding to repay its maturing debt and other contractual obligations. In addition, ILFC borrowed approximately $161 million through secured financing arrangements. ILFC is currently pursuing additional secured financings. ILFC had the capacity under its present facilities and indentures to enter into secured financing of approximately $4.7 billion (or more through subsidiaries that qualify as non-restricted subsidiaries under ILFC's indentures, subject to the receipt of any required consents under the FRBNY Credit Facility and under its bank facilities and terms loans), which was reduced to approximately $800 million after entry into the Term Loans with AIG Funding as discussed below. ILFC is pursuing potential aircraft sales as one of several options to meet its financial and operating obligations. Proposed portfolios have been presented to potential buyers; some bids have been received and are being evaluated. In evaluating the bids, management is balancing the need for funds with the long-term value of holding aircraft and other financing alternatives. Significant uncertainties currently exist about the possibility of a sale, including the aircraft comprising an actual sale portfolio, the sale price, and whether a sale agreement could be agreed upon with acceptable terms to the buyers and AIG and ILFC.

    Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, it is likely that if a group of aircraft is sold to meet liquidity needs, a realized loss would be incurred. As the uncertainties related to the potential sale portfolios change, the likelihood of a sale changes, which directly impacts the nature, timing and amount of any impairment loss.

    Based on the facts and circumstances at December 31, 2009, ILFC performed an impairment analysis of the proposed portfolios and concluded that no impairments on any aircraft in the portfolios had occurred based on management's estimates of the probabilities of retaining or selling the aircraft. If circumstances change and the probability of a sale increases significantly, or a sale transaction is approved or executed, ILFC would most likely incur a loss at a future date. The amount of potential loss would be dependent upon the specific aircraft sold, the sale price, the sale date and any other sale contingencies. Based on the range of potential aircraft portfolio sales currently being explored, the potential for impairment or realized loss could be material to the results of operations for an individual reporting period.

    ILFC did not recognize an impairment loss related to any potential aircraft sale portfolios as of December 31, 2009, given the significant uncertainties described above as the probability of sale was not sufficiently likely to cause an impairment. If ILFC does not receive sufficient secured financing, AIG expects that ILFC's current borrowings and future cash flows from operations, including aircraft sales, may be inadequate to permit ILFC to meet its existing obligations. AIG intends to provide support to ILFC through February 28, 2011 to the extent that secured financing, aircraft sales and other sources of funds are not sufficient to meet ILFC's liquidity needs.

    Under its current long-term debt ratings, ILFC needs written consent from the security trustee of its 2004 ECA Facility before it can fund Airbus aircraft deliveries under the facility. As of February 17, 2010, ILFC had approximately $600 million available under the 2004 ECA Facility to finance its Airbus aircraft purchases through June 2010. ILFC financed 25 aircraft under the 2004 ECA Facility during 2009, 19 of which required written consent, which was obtained. However, the trustees' consent for the financing of 5 Airbus aircraft delivered during the fourth quarter of 2009 was not obtained until the first quarter of 2010. ILFC's current credit ratings also require (i) the segregation of security deposits, maintenance reserves and rental payments received for aircraft funded under both its 1999 and 2004 ECA Facilities into separate accounts, controlled by the trustees of the 1999 and 2004 ECA Facilities; and (ii) the filings of individual mortgages on the aircraft funded under the facility in the respective local jurisdictions in which its lessees operate. At December 31, 2009, ILFC had segregated security deposits, maintenance reserves and rental payments aggregating $315 million related to such aircraft. Segregated rental payments are used to pay principal and interest on the ECA facilities as they become due.

51            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    On October 13, 2009, ILFC entered into two term loan agreements (the Term Loans) with AIG Funding comprised of a new $2.0 billion credit agreement and a $1.7 billion amended and restated credit agreement. The Term Loans are secured by a portfolio of aircraft and all related equipment and leases. ILFC used the proceeds from the $2.0 billion loan to repay in full its obligations under its $2.0 billion revolving credit facility that matured on October 15, 2009. The second credit agreement amended and restated the two demand note agreements aggregating $1.7 billion that ILFC entered into in March 2009 with AIG Funding, including extending the maturity date of such demand notes. Both Term Loans mature on September 13, 2013 and currently bear interest at 3-month LIBOR plus 6.025%. The Term Loans are due in full at maturity with no scheduled amortization. On December 4, 2009, the new $2.0 billion credit agreement was increased to $2.2 billion. The funds for the Term Loans were provided to AIG Funding through the FRBNY Credit Facility. As a condition of the FRBNY approving the Term Loans, ILFC entered into agreements to guarantee the repayment of AIG's obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the Term Loans.

    As a result of the Term Loans, ILFC's available capacity under its present facilities and indentures to enter into secured financing was approximately $800 million at February 17, 2010.

AIGFP

    Prior to September 2008, AIGFP had historically funded its operations through the issuance of notes and bonds, GIA borrowings, other structured financing transactions and repurchase agreements.

    In the second half of 2008, AIGFP's access to its traditional sources of liquidity was significantly reduced, and it relied on AIG parent to meet most of its liquidity needs. AIGFP's asset backed commercial paper conduit, Curzon Funding LLC, was accepted into the CPFF with a total borrowing limit of $7.2 billion, and had approximately $1.2 billion outstanding at February 17, 2010. Separately, a structured investment vehicle sponsored, but not consolidated, by AIGFP, Nightingale Finance LLC, was also accepted into the CPFF with a borrowing limit of $1.1 billion and had approximately $1.1 billion outstanding at February 17, 2010. All of the commercial paper matures in April 2010. AIGFP intends to repay this commercial paper at maturity, which will most likely lead to an increase in borrowings under the FRBNY Credit Facility.

The following table presents a rollforward of the amount of collateral posted by AIGFP:

Year Ended December 31, 2009 (in millions)	Collateral Posted as of December 31, 2008	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of December 31, 2009

Collateralized GIAs and other borrowings	$9,401	$429	$3,701	$6,129
Derivatives (including super senior credit default swaps)	22,791	2,098	15,082	9,807

Total	$32,192	$2,527	$18,783	$15,936

AGF

    Prior to September 2008, AGF's traditional source of liquidity had been collections of customer receivables and borrowings in the public markets.

    With its continued inability to access traditional capital market sources, AGF anticipates that its primary source of funds to support its operations and repay its obligations will be customer receivable collections and additional on-balance sheet securitizations and portfolio sales. In order to improve cash flow from operations, AGF has significantly limited its lending activities and aggressively managed its expenses. Since September 2008 and through February 17, 2010, AGF's alternative funding sources have included proceeds of $1.9 billion from real estate loan portfolio sales and cash proceeds of $967 million from a real estate loan securitization. AGF is considering additional sales and/or securitizations of its finance receivables. In addition, AIG is exploring other restructuring opportunities for AGF. AIG intends to provide support to AGF through February 28, 2011 to the extent that asset sales, securitizations and/or other transactions are not sufficient to meet AGF's liquidity needs. AIG made a $600 million capital contribution to AGF (through AIG Capital Corporation) during 2009, and AGF loaned $1.6 billion to AIG parent under demand notes. In July 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on

AIG 2009 Form 10-K            52

American International Group, Inc., and Subsidiaries

its 364-day Syndicated Facility into one-year term loans. These termed-out loans must be repaid by July 9, 2010. AIG provides a capital support agreement to AGF in connection with these loans.

AIGCFG

    AIG believes that the funding needs of AIGCFG have stabilized but it is possible that renewed customer and counterparty concerns could increase AIGCFG's liquidity needs in 2010. During 2009 and through February 17, 2010, AIG has completed the sale of the AIGCFG operations in China, Thailand, the Philippines, Mexico, Hong Kong, Brazil, Russia and Taiwan. AIG has also entered into contracts to sell the AIGCFG operations in Argentina, Colombia and Poland.

Noncore Businesses

    The principal cash requirements of AIG's noncore asset management operations are to fund general working capital needs, investment commitments related to proprietary investments in private equity and real estate as well as any liquidity mismatches in the MIP. Management continues to work closely with partners and counterparties to manage future funding requirements on proprietary investments through various strategies including through relinquishing rights in certain properties and funds, the restructuring of investment relationships and sales to third parties. Through early 2010, AIG has made significant progress in reducing contractual investment commitments of its proprietary private equity investment portfolio.

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

UGC

    In 2009, pursuant to an excess of loss reinsurance agreement, AIG made capital contributions into a trust to secure statutory credit for ceded losses from UGC's insurance subsidiaries to a wholly owned AIG subsidiary. UGC's insurance subsidiaries have maintained adequate capital and liquidity levels during the year, primarily due to this reinsurance agreement and expect to cede additional losses to the affiliate in 2010.

Matched Investment Program

    The Matched Investment Program is in run-off. AIG expects to fund its obligations under this program through cash flows generated from invested assets (principal and interest) as well as the sale or financing of the asset portfolios in the program. However, market illiquidity and diminished values within the investment portfolios may impair AIG's ability to sell the program assets or sell such assets for a price adequate to settle the corresponding liabilities when they come due. In such a case, AIG parent would need to fund the obligations. In addition, as a result of AIG's restructuring activities AIG expects to utilize assets from its non-core businesses and subsidiaries to provide future cash flow enhancement and debt repayment ability for the MIP. AIG did not issue any additional debt to fund the MIP in 2009 or 2008 and does not intend to issue any additional debt for the foreseeable future.

The following table presents the contractual maturities of debt issued under the MIP:

At December 31, 2009 (in billions)	2010	2011 - 2012	2013 - 2014	Thereafter	Total

MIP liabilities	$2.2	$5.4	$1.3	$4.5	$13.4

    The MIP invests in various fixed income asset classes which include corporate debt, both public and private, and structured fixed income products consisting of residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and CDOs. The majority of these investments were rated investment grade at February 17, 2010. In addition, the MIP invests in bank loans, commercial mortgage loans and single name credit default swaps.

53            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Debt

The following table presents AIG's total debt outstanding:

(in millions)	December 31, 2009	December 31, 2008

Debt issued by AIG:
FRBNY Credit Facility (secured)	$23,435	$40,431
Notes and bonds payable	10,419	11,756
Junior subordinated debt	12,001	11,685
Junior subordinated debt attributable to equity units	5,880	5,880
Loans and mortgages payable	438	416
MIP matched notes and bonds payable	13,371	14,446
Series AIGFP matched notes and bonds payable	3,913	4,660

Total AIG debt	69,457	89,274

Debt guaranteed by AIG:
AIGFP, at fair value
Commercial paper and other short-term debt(a)	2,742	6,802
GIAs	8,257	13,860
Notes and bonds payable	2,029	5,250
Loans and mortgages payable	1,022	2,175
Hybrid financial instrument liabilities	1,887	2,113

Total AIGFP debt	15,937	30,200

AIG Funding commercial paper(a)	1,997	6,856

AIGLH notes and bonds payable	798	798

Liabilities connected to trust preferred stock	1,339	1,415

Total debt issued or guaranteed by AIG	89,528	128,543

Debt not guaranteed by AIG:
ILFC
Commercial paper and other short-term debt(a)	—	1,748
Junior subordinated debt	999	999
Notes and bonds payable, ECA Facilities, bank financings and other secured financings(b)	25,174	30,047

Total ILFC debt	26,173	32,794

AGF
Commercial paper and other short-term debt	—	188
Junior subordinated debt	349	349
Notes and bonds payable	19,770	23,089

Total AGF debt	20,119	23,626

AIGCFG
Commercial paper and other short-term debt	—	124
Loans and mortgages payable	216	1,596

Total AIGCFG debt	216	1,720

Other subsidiaries	295	670

Debt of consolidated investments held through:
AIG Investments	532	1,300
AIG Global Real Estate Investment	4,412	4,545
ALICO	90	—
SunAmerica	107	5

Total debt of consolidated investments	5,141	5,850

Total debt not guaranteed by AIG	51,944	64,660

Total debt:
Total commercial paper and other short-term debt	—	613
Federal Reserve Bank of New York commercial paper funding facility	4,739	15,105
Total long-term debt	136,733	177,485

Total debt	$141,472	$193,203

AIG 2009 Form 10-K            54

American International Group, Inc., and Subsidiaries

(a)
Includes borrowings of $2.7 billion and $2.0 billion for AIGFP (through Curzon Funding LLC, AIGFP's asset-backed commercial paper conduit) and AIG Funding, respectively, under the CPFF at December 31, 2009 and $6.8 billion, $6.6 billion and $1.7 billion, respectively, for AIGFP (through Curzon Funding LLC), AIG Funding and ILFC, respectively, under the CPFF at December 31, 2008.

(b)
Includes borrowings under the 1999 and 2004 ECA Facility of $3.0 billion and $2.4 billion at December 31, 2009 and December 31, 2008, respectively, and $130 million of secured financings that are non-recourse to ILFC at December 31, 2009.

Long-Term Debt

The following table provides the roll-forward of long-term debt, excluding debt of consolidated investments:

Year Ended December 31, 2009 (in millions)	Balance at December 31, 2008	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Non-Cash Changes(a)	Balance at December 31, 2009

AIG
FRBNY Credit Facility	$40,431	$32,526	$(26,426)	$-	$(23,096)	$23,435
Notes and bonds payable	11,756	-	(1,381)	102	(58)	10,419
Junior subordinated debt	11,685	-	-	314	2	12,001
Junior subordinated debt attributable to equity units	5,880	-	-	-	-	5,880
Loans and mortgages payable	416	-	(37)	37	22	438
MIP matched notes and bonds payable	14,446	-	(1,159)	4	80	13,371
Series AIGFP matched notes and bonds payable	4,660	-	(390)	-	(357)	3,913

AIGFP, at fair value(b)
GIAs	13,860	754	(3,793)	-	(2,564)	8,257
Notes and bonds payable and hybrid financial instrument liabilities	7,363	49	(3,627)	-	131	3,916
Loans and mortgages payable	2,175	60	(1,199)	-	(14)	1,022

AIGLH notes and bonds payable	798	-	-	-	-	798
Liabilities connected to trust preferred stock	1,415	-	-	-	(76)	1,339
ILFC notes and bonds payable, ECA
Facilities, bank financings and other secured financings	30,047	1,295	(6,288)	115	5	25,174
ILFC junior subordinated debt	999	-	-	-	-	999
AGF notes and bonds payable	23,089	962	(4,421)	125	15	19,770
AGF junior subordinated debt	349	-	-	-	-	349
AIGCFG loans and mortgages payable(b)	1,596	894	(1,894)	30	(410)	216
Other subsidiaries	670	-	(41)	15	(349)	295

Total	$171,635	$36,540	$(50,656)	$742	$(26,669)	$131,592

(a)
FRBNY Credit facility reflects a $25 billion reduction in outstanding balance as a result of the AIA and ALICO SPV transactions, offset by $1.9 billion of accrued compounding interest and fees.

(b)
Includes declines of $2.5 billion in the fair value of AIGFP debt and $123 million reclassified to Liabilities of businesses held for sale for AIGCFG reported in other non-cash changes.

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

55            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    As of December 31, 2009, approximately $7.0 billion principal amount of senior notes were outstanding under AIG's medium-term note program, of which $3.2 billion was used for AIG's general corporate purposes, $508 million was used by AIGFP (included within "Series AIGFP matched notes bonds and payable" in the preceding tables) and $3.3 billion was used to fund the MIP. The maturity dates of these notes range from 2010 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

    As of December 31, 2009, the equivalent of $11.6 billion of notes were outstanding under AIG's Euro medium-term note program, of which $9.6 billion were used to fund the MIP and the remainder was used for AIG's general corporate purposes. The aggregate amount outstanding includes a $867 million loss resulting from foreign exchange translation into U.S. dollars, of which $52 million loss relates to notes issued by AIG for general corporate purposes and $815 million loss relates to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

AIG Life Holdings (US), Inc. (AIGLH)

    In connection with its acquisition of AIGLH in 2001, AIG entered into arrangements with AIGLH with respect to outstanding AIGLH capital securities. In 1996, AIGLH issued capital securities through a trust to institutional investors and funded the trust with AIGLH junior subordinated debentures issued to the trust. AIGLH guaranteed payments to the holders of capital securities only to the extent (i) the trust received payments on the debentures and (ii) these payments were available for the trust to pay to holders of capital securities. In 2001, AIG guaranteed the same payments to the holders of capital securities. Like the AIGLH guarantee, the AIG guarantee only applies to any payments actually made to the trust in respect of the debentures. If no payments are made on the debentures, AIG is not required to make any payments to the trust. AIG also guaranteed the debentures pursuant to a guarantee that is expressly subordinated to certain AIGLH senior debt securities. Under AIG's guarantee, AIG is not required to make any payments in respect of the debentures if such payment would be prohibited by the subordination provisions of the debentures. As a result, AIG will never be required to make a payment under its guarantee of the debentures for so long as AIGLH is prohibited from making a payment on the debentures.

AIGFP

    Approximately $1.4 billion of AIGFP's debt maturing through December 31, 2010 is fully collateralized with assets backing the corresponding liabilities. However, mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and AIGFP's ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG parent.

ILFC

    At December 31, 2009, notes aggregating $16.9 billion were outstanding, consisting of $5.4 billion of term notes and $11.5 billion of medium-term notes with maturities ranging from 2010 to 2015 and interest rates ranging from 0.48 percent to 7.95 percent and $1.0 billion of junior subordinated debt as discussed below. Notes aggregating $3.9 billion are at floating interest rates and the remainder are at fixed rates. ILFC enters into swap transactions to manage its effective borrowing rates with respect to these notes.

    On October 13, 2009, ILFC entered into two term loan agreements with AIG Funding comprised of a new $2.0 billion credit agreement and a $1.7 billion amended and restated credit agreement. The Term Loans are secured by a portfolio of aircraft and all related equipment and leases. Both Term Loans mature on September 13, 2013 and currently bear interest at 3-month LIBOR plus 6.025%. The Term Loans are due in full at maturity with no scheduled amortization. On December 4, 2009, the new $2.0 billion credit agreement was increased to $2.2 billion. The funds for the Term Loans were provided to AIG Funding through the FRBNY Credit Facility. As a condition of the FRBNY approving the Term Loans, ILFC entered into agreements to guarantee the repayment of AIG's obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the Term Loans.

AIG 2009 Form 10-K            56

American International Group, Inc., and Subsidiaries

    At December 31, 2009, ILFC had outstanding $1.9 billion in notes issued under a Euro medium-term note program, which are included in ILFC notes and bonds payable in the preceding table of borrowings. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by hedging the note exposure through swaps.

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

    ILFC has a $4.3 billion 1999 ECA Facility that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.78 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2009, ILFC had 32 loans with a remaining principal balance of $146 million outstanding under this facility. At December 31, 2009, the net book value of the related aircraft was $1.8 billion. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.

    ILFC has a similarly structured 2004 ECA Facility, which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through June 30, 2010. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 2.25 percent or at fixed rates ranging from 4.20 percent to 4.71 percent. At December 31, 2009, ILFC had financed 66 aircraft using approximately $4.0 billion under this facility and approximately $2.9 billion was outstanding. At December 31, 2009, the interest rate of the loans outstanding ranged from 0.45 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. At December 31, 2009, the net book value of the related aircraft was approximately $4.0 billion. Borrowings with respect to these facilities are included in ILFC's notes and bonds payable in the preceding table of borrowings.

    At December 31, 2009, the total funded amount of ILFC's bank financings was $5.1 billion, which includes $4.5 billion of revolving credit facilities (see Revolving Credit Facilities below). The fundings mature through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.25 percent to 0.40 percent. At December 31, 2009, the interest rates ranged from 0.55 percent to 0.93 percent. AIG does not guarantee any of the debt obligations of ILFC.

AGF

    As of December 31, 2009, notes and bonds aggregating $19.8 billion were outstanding with maturity dates ranging from 2010 to 2031 at interest rates ranging from 0.31 percent to 9.00 percent. To the extent considered appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

    AIG does not guarantee any of the debt obligations of AGF but has provided a capital support agreement for the benefit of AGF's lenders under AGF's one-year term loans (previously, a 364-day syndicated facility). Under this support agreement, AIG has agreed to cause AIG's wholly owned subsidiary, American General Finance Corporation, to maintain (1) consolidated net worth of $2.2 billion and (2) an adjusted tangible leverage ratio of less than or equal to 8 to 1 at the end of each fiscal quarter. This support agreement benefits only the lenders under the AGF 364-Day Syndicated Facility and does not benefit, and is not enforceable by, any of the other creditors of AGF. This support agreement continued for the benefit of AGF's lenders upon the conversion of the facility borrowings into one-year term loans in July 2009.

57            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

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

The following table presents a summary of revolving credit facilities:

At December 31, 2009 (in millions) Facility	Size	Borrower(s)	Available Amount	Expiration

ILFC:
5-Year Syndicated Facility	$2,500	ILFC	$ -	October 2011
5-Year Syndicated Facility	2,000	ILFC	-	October 2010

Total ILFC	$4,500		$ -

AGF:
1-Year Term Loans	$2,450	American General Finance Corporation	-	July 2010*
		American General Finance, Inc.	-
5-Year Syndicated Facility	2,125	American General Finance Corporation	-	July 2010

Total AGF	$4,575		$ -

*
On July 9, 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on its 364-Day Syndicated Facility into one-year term loans. These termed-out loans must be repaid by July 9, 2010.

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 17, 2010. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt			Senior Long-Term Debt
	Moody's	S&P	Fitch	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)(d)	A-1 (1st of 8)	F1 (1st of 5)	A3 (3rd of 9)(d)	A- (3rd of 8)(d)	BBB (4th of 9)(e)
AIG Financial Products Corp.(f)	P-1(d)	A-1	-	A3(d)	A-(d)	-
AIG Funding, Inc.(f)	P-1(d)	A-1	F1	-	-	-
ILFC	Not prime(d)	-	F2(h)	B1 (6th of 9)(d)	BBB-(4th of 8)(g)	BBB (4th of 9)(h)
American General Finance Corporation	Not prime(d)	B (4th of 8)	-	B2 (6th of 9)(d)	BB+(5th of 8)(d)	BB (5th of 9)(h)
American General Finance, Inc.	Not prime	B (4th of 8)	-	-	-	BB (5th of 9)(h)

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

(d)
Negative Outlook.

(e)
Evolving Outlook.

(f)
AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding.

(g)
Credit Watch Negative.

(h)
Rating Watch Negative.

AIG 2009 Form 10-K            58

American International Group, Inc., and Subsidiaries

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

    The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. For a discussion of the effect of a downgrade in AIG's credit ratings on AIGFP's financial derivative transactions, see Item 1A. Risk Factors — Credit and Financial Strength Ratings.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

Year Ended December 31, 2009		Payments due by Period
(in millions)	Total Payments	2010	2011 - 2012	2013 - 2014	Thereafter

Long-term debt(a)	$108,157	$19,432	$26,599	$12,240	$49,886
FRBNY Credit Facility	23,435	-	-	23,435	-
Interest payments on borrowings	61,703	4,478	8,376	9,784	39,065
Loss reserves(b)	85,386	18,956	23,566	13,184	29,680
Insurance and investment contract liabilities(c)	628,521	24,535	46,274	45,959	511,753
GIC liabilities(d)	8,813	218	2,530	2,464	3,601
Aircraft purchase commitments	13,699	243	887	3,546	9,023
Operating leases	2,576	600	781	456	739
Purchase obligations(e)	675	286	189	74	126

Total(f)(g)	$932,965	$68,748	$109,202	$111,142	$643,873

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

(c)
Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG's control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on inforce policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the Consolidated Balance Sheet.

59            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

(d)
Represents guaranteed maturities under GICs.

(e)
Primarily includes contracts to purchase future services and other capital expenditures.

(f)
Does not reflect unrecognized tax benefits of $4.8 billion, the timing of which is uncertain.

(g)
The majority of AIGFP's credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At December 31, 2009, the fair value derivative liability was $4.4 billion relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, AIGFP has posted collateral of $3.7 billion with respect to these swaps (prior to offsets for other transactions).

Off Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

At December 31, 2009		Amount of Commitment Expiration
(in millions)	Total Amounts Committed	2010	2011 - 2012	2013 - 2014	Thereafter

Guarantees:
Liquidity facilities(a)	$890	$-	789	-	101
Standby letters of credit	1,264	1,094	28	19	123
Construction guarantees(b)	104	2	21	-	81
Guarantees of indebtedness	213	-	-	-	213
All other guarantees(c)	1,911	11	139	128	1,633
Commitments:
Investment commitments(d)	7,418	2,382	2,477	1,426	1,133
Commitments to extend credit	194	84	89	19	2
Letters of credit	267	198	69	-	-
Other commercial commitments(e)	723	46	20	10	647

Total(f)	$12,984	$3,817	$3,632	$1,602	$3,933

(a)
Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)
Primarily SunAmerica construction guarantees connected to affordable housing investments.

(c)
Excludes potential amounts attributable to indemnifications included in asset sales agreements.

(d)
Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad.

(e)
Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The annual pension contribution for 2010 is expected to be approximately $134 million for U.S. and non-U.S. plans.

(f)
Does not include guarantees or other support arrangements among AIG consolidated entities.

Arrangements with Variable Interest Entities

    AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business. AIG's insurance companies are involved with VIEs primarily as passive investors in debt securities (rated and unrated) and equity interests issued by VIEs. Through its Financial Services segment and Noncore Asset Management businesses, AIG has participated in arrangements with VIEs that include designing and structuring entities, warehousing and managing the collateral of the entities, and entering into insurance, credit and derivative transactions with the VIEs. AIG has also established trusts for the sole purpose of issuing mandatorily redeemable preferred stock to investors. AIG has determined that the trusts are VIEs, but has not consolidated these VIEs because AIG is not the primary beneficiary and does not hold a variable interest in these VIEs.

AIG 2009 Form 10-K            60

American International Group, Inc., and Subsidiaries

    AIG consolidates a VIE when it is the primary beneficiary of the entity. The primary beneficiary is the party that either (i) absorbs a majority of the VIE's expected losses; (ii) receives a majority of the VIE's expected residual returns; or (iii) both. For a further discussion of AIG's involvement with VIEs, see Note 10 to the Consolidated Financial Statements.

Dividends from Insurance Subsidiaries

    Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG's domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders that, in any twelve-month period, exceed the lesser of ten percent of such company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income," as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions, notably Bermuda, Japan, Hong Kong, Taiwan, the U.K., Thailand and Singapore, may restrict the ability of AIG's foreign insurance subsidiaries to pay dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of these restrictions, a significant majority of the aggregate equity of AIG's consolidated subsidiaries was restricted from immediate transfer to AIG parent at December 31, 2009. AIG cannot predict how regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. To AIG's knowledge, no AIG company is currently on any regulatory or similar "watch list" with regard to solvency. See also Liquidity herein and Item 1A. Risk Factors — Liquidity.

Regulation and Supervision

    AIG's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. AIG parent is not generally subject to supervision by state regulators, but certain transactions, such as those involving significant transactions with its insurance company subsidiaries and any transaction involving a change in control of AIG or any of its insurance company subsidiaries, may require the prior approval of state regulators. In the United States, the NAIC has developed Risk-Based Capital (RBC) Model Law requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations.

    AIG's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The principal differences between statutory financial statements for domestic companies and financial statements prepared in accordance with U.S. GAAP are that statutory financial statements do not reflect DAC, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, policyholder liabilities are valued using more conservative assumptions and certain assets are non-admitted.

    As discussed under Item 3. Legal Proceedings, various regulators have commenced investigations into certain insurance business practices. In addition, the OTS and other regulators routinely conduct examinations of AIG and its subsidiaries, including AIG's consumer finance operations. AIG cannot predict the ultimate effect that these investigations and examinations, or any additional regulation arising therefrom, might have on its business. Federal, state or local legislation may affect AIG's ability to operate and expand its various financial services businesses, and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses. See Item 1A. Risk Factors for additional information.

    AIG's U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state which has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net

61            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

assessment cannot reasonably be estimated. The guarantee fund assessments net of credits recognized in 2009, 2008 and 2007, respectively, were $18 million, $12 million and $71 million.

    AIG is also required to participate in various involuntary pools (principally workers' compensation business) which provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

    A substantial portion of AIG's General Insurance business and all of its Foreign Life Insurance & Retirement Services business are conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG's insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. AIG's international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments up to and including nationalization of AIG's operations without compensation. Adverse effects resulting from any one country may affect AIG's results of operations, liquidity and financial condition depending on the magnitude of the event and AIG's net financial exposure at that time in that country.

    Foreign insurance operations are individually subject to local solvency margin requirements that require maintenance of adequate capitalization, which AIG complies with by country. In addition, certain foreign locations, notably Japan, have established regulations that can result in guarantee fund assessments. These have not had a material effect on AIG's financial condition or results of operations. See Note 17 to the Consolidated Financial Statements.

Results of Operations

    AIG reports the results of its operations through four reportable segments: General Insurance, Domestic Life Insurance & Retirement Services, Foreign Life Insurance & Retirement Services, and Financial Services. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations and net gains (losses) on sales of divested businesses because AIG believes that this provides more meaningful information on how its operations are performing. Through these reportable segments, AIG provides insurance, financial and investment products and services to both businesses and individuals in more than 130 countries and jurisdictions. AIG's Other operations category consists of business and items not allocated to AIG's reportable segments.

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

AIG 2009 Form 10-K            62

American International Group, Inc., and Subsidiaries

Consolidated Results

The following table presents AIG's consolidated results of operations:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Revenues:
Premiums and other considerations	$64,702	$78,564	$74,753	(18)%	5%
Net investment income	25,239	11,433	30,051	121	(62)
Net realized capital losses	(6,854)	(52,705)	(3,501)	-	-
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	1,418	(28,602)	(11,472)	-	-
Other income	11,499	(1,794)	13,801	-	-

Total revenues	96,004	6,896	103,632	-	(93)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	61,436	58,839	62,452	4	(6)
Policy acquisition and other insurance expenses	20,674	26,284	19,819	(21)	33
Interest expense	15,369	17,007	4,751	(10)	258
Restructuring expenses and related asset impairment and other expenses	1,386	804	-	72	-
Net loss on sale of divested businesses	1,271	-	-	-	-
Other expenses	9,516	10,490	8,476	(9)	24

Total benefits, claims and expenses	109,652	113,424	95,498	(3)	19

Income (loss) from continuing operations before income tax expense (benefit)	(13,648)	(106,528)	8,134	-	-
Income tax expense (benefit)	(1,878)	(8,894)	1,267	-	-

Income (loss) from continuing operations	(11,770)	(97,634)	6,867	-	-
Income (loss) from discontinued operations, net of income tax expense (benefit)	(543)	(2,753)	621

Net income (loss)	(12,313)	(100,387)	7,488	-	-
Less:
Income (loss) from continuing operations
attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	140	-	-	-	-
Other	(1,527)	(944)	1,259	-	-

Total Income (loss) from continuing operations attributable to noncontrolling interests	(1,387)	(944)	1,259	-	-
Income (loss) from discontinued operations attributable to noncontrolling interests	23	(154)	29	-	-

Total net income (loss) attributable to non- controlling interests	(1,364)	(1,098)	1,288	-	-

Net income (loss) attributable to AIG	$(10,949)	$(99,289)	$6,200	-%	-%

63            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Premiums and Other Considerations

2009 and 2008 Comparison

    Premiums and other considerations decreased in 2009 compared to 2008 primarily due to:

  •
  a reduction of $6.9 billion in 2009 from dispositions, including the sale of the Brazilian operations in 2008, sales of HSB Group, Inc. (HSB), 21st Century and AIG Life Canada in 2009 and the deconsolidation of Transatlantic in 2009;

  •
  a decline in Commercial Insurance net premiums written due to reductions in workers' compensation, construction, real estate and transportation lines of business;

  •
  a decrease in Foreign General Insurance due to the negative effect of foreign exchange and the sale of the Brazilian operations in 2008 noted above;

  •
  a decrease in Domestic Life Insurance premiums, primarily due to lower payout annuities and the sale of AIG Life Canada; and

  •
  a decrease in Foreign Life Insurance & Retirement Services primarily due to lower sales and deposits, the sale of the Brazilian operations in 2008, the effect of foreign exchange translation, and the effect of equity markets on investment-linked and annuity products globally.

2008 and 2007 Comparison

    Premiums and other considerations increased in 2008 compared to 2007 primarily due to:

  •
  growth in Foreign Life Insurance & Retirement Services resulting from increased production and favorable foreign exchange rates;

  •
  an increase in Foreign General Insurance due to growth in commercial and consumer lines driven by new business from both established and new distribution channels, a decrease in the use of reinsurance and favorable foreign exchange rates; and

  •
  growth in Domestic Life Insurance due to an increase in sales of payout annuities sales and growth in life insurance business in force.

    These increases were partially offset by a decline in Commercial Insurance premiums primarily from lower U.S. workers' compensation premiums attributable to declining rates, lower employment levels and increased competition, as well as a decline in other casualty lines of business.

AIG 2009 Form 10-K            64

American International Group, Inc., and Subsidiaries

Net Investment Income

The following table summarizes the components of consolidated Net investment income:

	Years Ended December 31,			Percentage Increase/(Decrease)
(in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Fixed maturities, including short-term investments	$18,793	$21,472	$21,496	(12)%	-%
Maiden Lane interests	394	(1,116)	-	-	-
Equity securities	397	408	440	(3)	(7)
Interest on mortgage and other loans	574	622	650	(8)	(4)
Partnerships	(35)	(2,152)	3,415	-	-
Mutual funds	440	(962)	521	-	-
Trading account gains (losses)	33	(725)	(150)	-	-
Real estate	1,229	1,226	1,126	-	9
Other investments	457	629	691	(27)	(9)

Total investment income before policyholder					-
income and trading gains (losses)	22,282	19,402	28,189	15	(31)
Policyholder investment income and trading losses	3,950	(6,984)	2,903	-	-

Total investment income	26,232	12,418	31,092	111	(60)
Investment expenses	993	985	1,041	1	(5)

Net investment income	$25,239	$11,433	$30,051	121%	(62)%

2009 and 2008 Comparison

    Net investment income increased in 2009 compared to 2008 primarily due to:

  •
  increased policyholder investment income and trading gains and losses for Foreign Life Insurance & Retirement Services (together, policyholder trading gains (losses)), compared to 2008. Policyholder trading losses are offset by a change in Policyholder benefits and claims incurred and generally reflect the trends in equity markets, principally in Japan and Asia;

  •
  gains associated with the change in fair value of AIG's investment in ML III of $419 million in 2009 resulting from improvements in valuation, primarily resulting from the shortening of the weighted average life from 10.9 years to 9.6 years, and the narrowing of credit spreads by approximately 100 basis points. Adversely affecting the fair value is the decrease in cash flows primarily due to an increase in projected credit losses in the underlying collateral securities; and

  •
  income from mutual fund investments in 2009 compared to losses in 2008 and a decrease in partnership losses in 2009, in each case reflecting stronger market conditions in 2009 than in 2008.

    These increases were partially offset by:

  •
  lower levels of invested assets, including the effect of divested businesses, in 2009 compared to 2008; and

  •
  lower returns as a result of increased levels of short-term investments that were held for liquidity purposes.

2008 and 2007 Comparison

    Net investment income decreased in 2008 compared to 2007 due to:

  •
  losses from partnership and mutual fund investments reflecting significantly weaker market conditions in 2008 than in 2007;

  •
  policyholder trading losses for Foreign Life Insurance & Retirement Services in 2008 compared to policyholder trading gains in 2007, reflecting equity market declines;

65            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

  •
  losses related to AIG's economic interest in ML II and investment in ML III of approximately $1.1 billion in 2008; and

  •
  the effect of increased levels of short-term investments, for liquidity purposes.

Net Realized Capital Gains (Losses)

	Years Ended December 31,
(in millions)	2009	2008	2007

Sales of fixed maturity securities	$956	$(5,159)	$(429)
Sales of equity securities	390	104	917
Sales of real estate and loans	(10)	238	172
Other-than-temporary impairments:
Severity	(1,892)	(27,798)	(1,517)
Change in intent	(1,036)	(11,518)	(993)
Foreign currency declines	(517)	(1,903)	(500)
Issuer-specific credit events	(4,185)	(5,785)	(497)
Adverse projected cash flows on structured securities	(149)	(1,645)	(446)
Provision for loan losses	(708)	-	-
Foreign exchange transactions	(1,256)	3,166	(672)
Derivative instruments	1,749	(3,420)	16
Other	(196)	1,015	448

Total	$(6,854)	$(52,705)	$(3,501)

2009 and 2008 Comparison

    Net realized capital losses decreased in 2009 compared to 2008 primarily due to the following:

  •
  the 2008 period included non-credit impairments (i.e. severity losses) throughout the year that are no longer required for fixed maturity securities due to the adoption of the new other-than-temporary impairments accounting standard commencing in the second quarter of 2009. Additionally, other-than-temporary impairments declined from the 2008 period due to improved market conditions. See Note 6 to the Consolidated Financial Statements; and Investments — Other-Than-Temporary Impairments.

  •
  gains on sales of fixed maturity securities in 2009 compared to losses in 2008 reflecting improvement in the credit markets.

  •
  gains on derivative instruments not qualifying for hedge accounting treatment in 2009 compared to losses in 2008 resulting from weakening of the U.S. dollar.

    Partially offsetting the above items were losses on sales of real estate and other assets in 2009. Additionally, Net realized capital losses includes foreign exchange translation losses in 2009 compared to gains in 2008 primarily resulting from the weakening of the U.S. dollar.

2008 and 2007 Comparison

    Net realized capital losses increased in 2008 compared to 2007 primarily due to an increase in other-than-temporary impairment charges. The increase in other-than-temporary impairment charges included the following significant items:

  •
  an increase in severity losses primarily related to certain RMBS, other structured securities and securities of financial institutions due to rapid and severe market valuation declines where the impairment period was not deemed temporary;

AIG 2009 Form 10-K            66

American International Group, Inc., and Subsidiaries

  •
  losses related to the change in AIG's intent and ability to hold to recovery certain securities, primarily those held as collateral in the securities lending program;

  •
  issuer-specific credit events, including charges associated with investments in financial institutions; and

  •
  adverse projected cash flows on certain impaired structured securities.

    These other-than-temporary impairment charges were partially offset by the favorable effect of foreign exchange translation due to strengthening of the U.S. dollar. See Investments — Other-Than-Temporary Impairments.

    During the fourth quarter of 2008, certain AIG securities lending transactions met the requirements of sale accounting because collateral received was insufficient to fund substantially all of the cost of purchasing replacement assets for the securities lent to various counterparties. Accordingly, AIG recognized a loss of $2.4 billion on deemed sales of these securities. Also, Net realized capital losses in 2008 included a loss of $2.3 billion, incurred in the fourth quarter of 2008, on RMBS prior to their purchase by ML II. See Investments — Other Noncore Businesses and Note 6 to the Consolidated Financial Statements.

Unrealized Market Valuation Gains (Losses) on AIGFP Super Senior Credit Default Swap Portfolio

2009 and 2008 Comparison

    AIGFP reported unrealized market valuation gains related to its super senior credit default swap portfolio of $1.4 billion in 2009 and unrealized market valuation losses of $28.6 billion in 2008. The change in the unrealized market valuation gains (losses) related to AIGFP's super senior credit default swap portfolio was due to the substantial decline in outstanding net notional amount resulting from the termination of contracts in the fourth quarter of 2008 associated with the ML III transaction and the improvement in market conditions in 2009, as well as the narrowing of corporate credit spreads.

2008 and 2007 Comparison

    The unrealized market valuation losses on AIGFP's super senior credit default swap portfolio increased in 2008 compared to 2007 due to significant widening in credit spreads and the downgrades of RMBS and CDO securities by rating agencies in 2008 driven by the credit concerns resulting from U.S. residential mortgages and the severe liquidity crisis affecting the markets. In connection with the termination of $62.1 billion net notional amount of CDS transactions related to multi-sector CDOs purchased in the ML III transaction, AIG Financial Products Corp. paid $32.5 billion through the surrender of collateral previously posted (net of $2.5 billion received pursuant to the shortfall agreement), of which $2.5 billion (included in Other income (loss)) was related to certain 2a-7 Put transactions written on multi-sector CDOs purchased by ML III. These losses did not affect income, as unrealized market valuation losses were already recorded in income.

    See Segment Results — Financial Services Operations — Financial Services Results — Capital Markets Results and Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities and Note 6 to the Consolidated Financial Statements.

Other Income (Loss)

2009 and 2008 Comparison

    Other income increased in 2009 compared to 2008 due to:

  •
  a net credit valuation adjustment gain of $2.8 billion in 2009 compared to a net credit valuation adjustment loss of $9.5 billion in 2008 on AIGFP's assets and liabilities which are measured at fair value, excluding gains reflected in Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio;

  •
  an improvement of $5.5 billion reflecting the positive effect of hedging activities that did not qualify for hedge accounting, which was driven by the weakening of the U.S. dollar against most major currencies during 2009.

67            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    These increases were partially offset by:

  •
  a $2.4 billion decline in noncore Institutional Asset Management revenues due to impairments on proprietary real estate and private equity investments and lower base management fees on lower base assets under management in 2009;

  •
  a decline of $1.0 billion in income from consolidated managed partnerships and funds, which is partially offset by Net income (loss) attributable to noncontrolling interests; and

  •
  lower finance charges and other revenues in Consumer Finance reflecting the sales of AGF real estate portfolios as part of AGF's liquidity management efforts as well as the effect of sales of Consumer Finance businesses in 2009.

2008 and 2007 Comparison

    Other Income (loss) decreased in 2008 compared to 2007 primarily due to increased losses in Capital Markets of $13.7 billion, which includes a credit valuation adjustment of $9.1 billion on AIGFP's assets and liabilities which are measured at fair value.

    These decreases were partially offset by increased rental revenues for ILFC, driven by a larger aircraft fleet and higher lease rates.

Policyholder Benefits and Claims Incurred

2009 and 2008 Comparison

    Policyholder benefits and claims incurred increased in 2009 compared to 2008 due to:

  •
  an increase in incurred policy losses and benefits expenses for Foreign Life Insurance & Retirement Services due to policyholder trading gains of $4.0 billion in 2009 compared to policyholder trading losses of $6.8 billion in 2008 as discussed above in Net Investment Income; and

  •
  adverse development from prior years in Commercial Insurance primarily for excess casualty and excess workers' compensation and increased current year losses in Foreign General Insurance from exposure to financial lines claims.

    These increases were partially offset by:

  •
  a reduction of $5.2 billion from dispositions, primarily the sale of the Brazilian operations in 2008, sales of HSB, 21st Century and AIG Life Canada in 2009 and the deconsolidation of Transatlantic in 2009;

  •
  catastrophe-related losses of $53 million in 2009 compared to $1.6 billion in 2008 (losses in 2008 were primarily related to hurricanes Ike and Gustav); and

  •
  the effects of lower production levels for General Insurance and Domestic Life & Retirement Services.

2008 and 2007 Comparison

    Policyholder benefits and claims incurred decreased in 2008 compared to 2007 due to a reduction in incurred policy losses and benefits expense for Foreign Life Insurance & Retirement Services of $9.4 billion related to policyholder trading gains (losses) as discussed above in Net investment income. These losses more than offset increased claims and claims adjustment expenses of $5.6 billion in AIG's General Insurance operations and Noncore insurance businesses, which reflected increased catastrophe losses of $1.5 billion principally from hurricanes Ike and Gustav. Results for 2008 also included a $1.8 billion increase in Mortgage Guaranty claims incurred, reflecting the deterioration of the U.S. housing market.

AIG 2009 Form 10-K            68

American International Group, Inc., and Subsidiaries

Policy Acquisition and Other Insurance Expenses

2009 and 2008 Comparison

    Policy acquisition and other insurance expenses decreased in 2009 compared to 2008 primarily due to:

  •
  a reduction of $2.4 billion from dispositions, primarily the sale of the Brazilian operations in 2008, sales of HSB, 21st Century and AIG Life Canada in 2009 and the deconsolidation of Transatlantic in 2009;

  •
  a reduction of $3.3 billion due to goodwill impairment charges recorded in 2008 as discussed below; and

  •
  the effects of lower production levels for General Insurance and both Domestic and Foreign Life Insurance & Retirement Services.

2008 and 2007 Comparison

    Policy acquisition and other insurance expenses increased in 2008 compared to 2007 due to:

  •
  a $2.4 billion increase in General Insurance expenses primarily due to goodwill impairment charges of $1.2 billion from Commercial Insurance primarily related to goodwill of HSB;

  •
  a $174 million increase in Domestic Life Insurance & Retirement Services expenses primarily due to $1.2 billion of goodwill impairment charges, partially offset by changes in deferred acquisition costs;

  •
  an increase of $2.9 billion in Foreign Life Insurance & Retirement Services expenses as a result of the effect of foreign exchange, growth in the business and the effect of the implementation of the new fair value option accounting standard; and

  •
  Goodwill impairment charges of $878 million in 2008 from Noncore insurance businesses.

Interest Expense

2009 and 2008 Comparison

    Interest expense decreased in 2009 compared to 2008 primarily due to lower interest expense on the FRBNY Credit Facility. Interest expense on the FRBNY Credit Facility was $10.4 billion in 2009 compared to $11.4 billion in 2008. Interest expense in 2009 included $8.4 billion of amortization of the prepaid commitment fee asset, including accelerated amortization of $5.2 billion in connection with the $25 billion reduction in the outstanding balance and maximum lending commitment under the FRBNY Credit Facility. See Note 1 to the Consolidated Financial Statements. Interest expense in 2008 included $9.3 billion of amortization of the prepaid commitment fee asset associated with the FRBNY Credit Facility, including accelerated amortization of $6.6 billion in connection with the November 25, 2008 restructuring of the FRBNY Credit Facility. During 2009, interest expense benefited from a reduced interest rate on the FRBNY Credit Facility (weighted average rate of 4.5 percent in 2009 compared to 10.6 percent in 2008); however, because the facility was outstanding for the full year in 2009 compared to only 107 days in 2008, the favorable impact was largely offset.

2008 and 2007 Comparison

    Interest expense increased in 2008 compared to 2007 on higher levels of borrowings primarily due to the interest expense on the FRBNY Credit Facility, inclusive of the amortization of the prepaid commitment fee asset. Interest expense in 2008 also included interest on the junior subordinated debt and Equity Units from the dates of issuance in May 2008.

Restructuring Expenses and Related Asset Impairment and Other Expenses

    In the fourth quarter of 2008, following receipt of federal government assistance, AIG commenced an organization-wide restructuring plan, which AIG continued to develop and modify throughout 2009. In connection with activities under this plan, AIG recorded restructuring and separation expenses of $1.4 billion in 2009, consisting

69            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

of severance expenses of $163 million, contract termination expenses of $53 million, asset write-downs of $129 million, other exit expenses of $439 million, and separation expenses of $602 million.

    Other exit expenses primarily include professional fees related to (i) disposition activities, (ii) AIG's capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding of AIGFP's businesses and portfolios.

    Severance and separation expenses for 2009 described above include retention awards of $503 million to key employees to maintain ongoing business operations and facilitate the successful execution of the restructuring and asset disposition plan. The awards under these retention plans were granted in 2008 and are accrued ratably over the future service periods, which range from 2008 to 2011. The total amount expected to be incurred related to these 2008 retention plans is approximately $1.1 billion. AIG made payments to the employees under these plans in 2008 and 2009 and expects to make further payments through 2011. The ultimate amount paid could be less primarily due to the effect of forfeitures.

The following table presents amounts charged to expense, and expected to be charged to expense, and the total amounts expected to be incurred under the 2008 retention plans, by reportable segment:

(In millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

Amounts charged to expense:
Year Ended December 31, 2009	$122	$56	$95	$173	$57	$503
Year Ended December 31, 2008	83	52	25	288	96	544
Cumulative incurred since inception of restructuring plan(a)	205	108	120	461	153	1,047
Amounts expected to be incurred in future periods:
2010	2	-	5	-	2	9
2011	-	-	1	-	-	1

Total amounts expected to be incurred in future periods	2	-	6	-	2	10

Total amounts expected to be incurred(b)	$207	$108	$126	$461	$155	$1,057

(a)
Includes an adjustment of $51 million in Financial Services to increase the cumulative amount incurred since inception for retention amounts paid in 2008.

(b)
At December 31, 2009, remaining amounts payable totaled $393 million.

    Total restructuring and separation expenses could have a material effect on future consolidated results of operations and cash flows for an individual reporting period.

    See Note 3 to the Consolidated Financial Statements for additional discussion regarding restructuring and separation expenses.

Net loss on Sale of Divested Businesses

    Includes the net loss on sales of divested businesses during 2009 that did not qualify as discontinued operations. See Segment Results — Other Operations — Other Results herein for further information.

Other Expenses

2009 and 2008 Comparison

    Other expenses for 2009 decreased compared to 2008 primarily due to a decrease in compensation-related costs for Parent and Other operations and the noncore Asset Management businesses, including the effect of deconsolidation

AIG 2009 Form 10-K            70

American International Group, Inc., and Subsidiaries

of certain portfolio investments and the sale of Private Bank, a Swiss bank. Additionally, goodwill impairment charges of $612 million in 2009 are reflected in the Other operations category primarily related to the noncore Institutional Asset Management business compared to goodwill impairment charges of $791 million recorded in 2008 discussed below.

2008 and 2007 Comparison

    Other expenses increased in 2008 compared to 2007 primarily due to goodwill impairment charges of $791 million in 2008 in the Financial Services segment related to the Consumer Finance and Capital Markets businesses, which resulted from the downturn in the housing markets, the credit crisis and the intent to unwind AIGFP's businesses and portfolios. In addition, Other expenses in 2008 increased compared to 2007 due to higher AGF provisions for finance receivable losses of $674 million in response to the higher levels of delinquencies in AGF's finance receivable portfolio.

Income Tax (Benefits)

2009 and 2008 Comparison

    The effective tax rate on pre-tax losses from continuing operations for 2009 was 13.8 percent. The effective tax rate differed from the statutory rate of 35 percent primarily due to an increase in the valuation allowance and reserve for uncertain tax positions, partially offset by tax exempt interest and the change in estimated U.S. tax liability with respect to the potential sale of subsidiaries.

    At December 31, 2009, AIG reported a net deferred tax asset after valuation allowance of $5.9 billion. Included in this net deferred tax asset is a valuation allowance of $23.7 billion and deferred tax liabilities of $18.5 billion. Management determined, from pending dispositions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets and excluding projected future operating income, that it is more likely than not that the remaining $5.9 billion net deferred tax asset is realizable.

    See Critical Accounting Estimates — Valuation Allowance on Deferred Tax Assets and Note 21 to the Consolidated Financial Statements for a rollforward of the deferred tax asset and related valuation allowance.

2008 and 2007 Comparison

    The effective tax rate on the pre-tax loss from continuing operations for 2008 was 8.3 percent. The effective tax rate was lower than the statutory rate of 35 percent due primarily to $25.4 billion of deferred tax expense recorded during 2008, comprising $4.8 billion of deferred tax expense attributable to the potential sale of foreign businesses and a $20.6 billion valuation allowance to reduce its deferred tax asset to an amount that AIG believes is more likely than not to be realized.

71            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Segment Results

The following table summarizes the operations of each reportable segment. (See also Note 4 to Consolidated Financial Statements.)

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Total revenues :
General Insurance	$35,039	$34,731	$41,162	1%	(16)%
Domestic Life Insurance & Retirement Services	11,366	(19,634)	18,189	-	-
Foreign Life Insurance & Retirement Services	32,937	16,659	31,795	98	(48)
Financial Services	9,576	(31,095)	(1,309)	-	-
Other	9,163	8,449	14,170	8	(40)
Consolidation and eliminations	(2,077)	(2,214)	(375)	-	-

Total	96,004	6,896	103,632	-	(93)

Net realized capital gains (losses) :
General Insurance	(530)	(4,374)	(242)	-	-
Domestic Life Insurance & Retirement Services	(3,514)	(36,412)	(2,735)	-	-
Foreign Life Insurance & Retirement Services	(1,339)	(8,208)	(125)	-	-
Financial Services	55	(498)	(100)	-	-
Other	(1,526)	(3,213)	(299)	-	-

Total	(6,854)	(52,705)	(3,501)	-	-

Pre-tax income (loss) :
General Insurance	169	(2,451)	10,175	-	-
Domestic Life Insurance & Retirement Services	(1,179)	(34,948)	3,070	-	-
Foreign Life Insurance & Retirement Services	3,221	(3,332)	5,352	-	-
Financial Services	517	(40,821)	(9,515)	-	-
Other	(15,769)	(23,672)	(1,699)	-	-
Consolidation and eliminations	(607)	(1,304)	751	-	-

Total	$(13,648)	$(106,528)	$8,134	-%	-%

General Insurance Operations

    AIG's General Insurance subsidiaries are multiple line companies writing substantially all lines of property and casualty insurance both domestically and abroad.

    As previously noted, AIG believes it should present and discuss its financial information in a manner most meaningful to its financial statement users. Accordingly, in its General Insurance business, AIG uses underwriting profit (loss) to assess performance of the General Insurance business rather than statutory underwriting profit (loss).

    In order to better align financial reporting with the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, beginning in 2009, the results for Transatlantic, 21st Century, and Mortgage Guaranty, previously reported as part of the General Insurance operating segment, are now included in AIG's Other operations category. In addition, the historical results of HSB (which was sold on March 31, 2009), which were previously included in Commercial Insurance, are also now included in AIG's Other operations category. Additionally, beginning in 2009 General Insurance results include the equity income (loss) from certain equity method investments which were previously included as part of AIG's Other operations category. Prior period amounts have been revised to conform to the current presentation.

AIG 2009 Form 10-K            72

American International Group, Inc., and Subsidiaries

General Insurance Results

The following table presents General Insurance results:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Underwriting results:
Net premiums written	$30,664	$35,633	$37,107	(14)%	(4)%
Decrease (increase) in unearned premiums	1,610	866	(1,051)	86	-

Net premiums earned	32,274	36,499	36,056	(12)	1
Claims and claims adjustment expenses incurred	25,367	26,093	22,391	(3)	17
Change in deferred acquisition costs	241	35	(339)	-	-
Other underwriting expenses	9,262	11,054	8,935	(16)	24

Underwriting profit (loss)	(2,596)	(683)	5,069	-	-

Net investment income	3,295	2,606	5,348	26	(51)
Net realized capital losses	(530)	(4,374)	(242)	-	-

Pre-tax income (loss)	$169	$(2,451)	$10,175	-%	-%

General Insurance Underwriting Results

    In managing its general insurance businesses, AIG analyzes the operating performance of its businesses using underwriting profit. Underwriting profit is derived by reducing net premiums earned by claims and claims adjustment expenses incurred and underwriting expenses, including the change in deferred acquisition costs.

    AIG, along with most property and casualty insurance companies, uses the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. The loss ratio is the sum of claims and claims adjustment expenses divided by net premiums earned. The expense ratio is underwriting expenses divided by net premiums earned. These ratios are relative measurements that describe, for every $100 of net premiums earned, the cost of losses and expenses, respectively. A combined ratio of less than 100 indicates an underwriting profit and over 100 indicates an underwriting loss.

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

General Insurance Net Premiums Written

    General Insurance net premiums written decreased in 2009 compared to 2008 as Commercial Insurance net premiums written reflected reductions in insurable exposures primarily driven by the effect of the adverse economic conditions on workers' compensation, construction, real estate and transportation lines of business. Declines in Foreign General Insurance net premiums written reflected the sale of the Brazilian operations in 2008 and a negative impact from changes in foreign exchange rates.

    General Insurance net premiums written decreased in 2008 compared to 2007, as Commercial Insurance net premiums written reflected a decline in workers' compensation and other casualty lines of business. These declines were largely offset by growth in Foreign General Insurance from both established and new distribution channels and the positive effect of changes in foreign exchange rates.

73            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of General Insurance net premiums written:

Years Ended December 31,	2009	2008

Decrease in original currency*	(12.5)%	(6.0)%
Foreign exchange effect	(1.4)	2.0

Increase (decrease) as reported in U.S. dollars	(13.9)%	(4.0)%

*
Computed using a constant exchange rate for each period.

General Insurance Underwriting Ratios

The following table summarizes General Insurance GAAP combined ratios:

Years Ended December 31,	2009	2008	2007

Loss ratio	78.6	71.5	62.1
Expense ratio	29.4	30.4	23.8

Combined ratio	108.0	101.9	85.9

    The increase in the General Insurance combined ratio for 2009 compared to 2008 primarily resulted from the following:

  •
  prior year development increased incurred losses by $2.8 billion in 2009 and decreased incurred losses by $39 million in 2008. The 2009 prior year development includes a fourth quarter reserve strengthening charge of $2.3 billion in Commercial Insurance primarily related to excess casualty and excess workers' compensation, two long-tail lines of business, largely from accident years 2002 and prior;

  •
  lower levels of favorable development related to loss sensitive policies for Commercial Insurance which amounted to $118 million in 2009 compared to $339 million in 2008. This favorable development is reflected in overall development amounts above and relates to loss sensitive policies that have no material effect on underwriting profit as the amounts are substantially offset by a decline in earned premiums; and

  •
  effects of premium rate decreases and changes in loss trends.

    These increases were partially offset by the following:

  •
  a loss ratio for accident year 2009 recorded in 2009 which was 1.5 points lower than the loss ratio for accident year 2008, resulting from a decline in catastrophe losses from $1.6 billion in 2008 to $53 million in 2009, accounting for 4.3 points of the decrease in the accident year loss ratio. This decrease in accident year loss ratio was partially offset by a $412 million increase in current year loss activity from the recent disruption in the financial markets as well as financial frauds claims in Foreign General Insurance. In 2009, the current accident year combined ratio was 99.2; and

  •
  decline in the expense ratio of 0.9 points in 2009 compared to 2008 due primarily to a $1.2 billion impairment charge for goodwill remaining from the acquisition of HSB.

    The General Insurance combined ratio for 2008 increased compared to 2007, primarily due to an increase in the loss ratio. The loss ratio for accident year 2008 recorded in 2008 was 7.4 points higher than the loss ratio for accident year 2007 recorded in 2007. Catastrophe-related losses were $1.6 billion and $266 million in 2008 and 2007, respectively, accounting for 4.2 points of the increase in the accident year loss ratio. The loss ratio also increased for other property and casualty lines due to premium rate decreases and changes in loss trends. Development from prior years decreased incurred losses by $39 million in 2008 and decreased incurred losses by $657 million in 2007. The expense ratio for 2008 increased 3.3 points due to $1.2 billion of goodwill impairment charges primarily related to HSB.

AIG 2009 Form 10-K            74

American International Group, Inc., and Subsidiaries

General Insurance Investing Results

    Net investment income for General Insurance increased in 2009 compared to 2008 primarily due to improvement in returns from partnership investments of $561 million. Net investment income in 2008 declined substantially from 2007 due primarily to losses incurred on partnership investments, which resulted in a year over year decline in returns from partnerships of $2.0 billion. Net realized capital losses for General Insurance declined in 2009 compared to 2008 due to lower other-than-temporary impairments on investments as 2008 results reflected significant other-than-temporary impairment charges related to the deterioration in the fixed income markets.

    See Consolidated Results for further discussion on Net investment income and Net realized capital gains (losses).

Commercial Insurance Results

The following table presents Commercial Insurance results:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Underwriting results:
Net premiums written	$18,373	$21,243	$24,056	(14)%	(12)%
Decrease (increase) in unearned premiums	1,405	1,169	(349)	20	-

Net premiums earned	19,778	22,412	23,707	(12)	(5)
Claims and claims adjustment expenses incurred	17,943	18,255	16,148	(2)	13
Change in deferred acquisition costs	230	68	(112)	238	-
Other underwriting expenses	4,171	5,819	4,373	(28)	33

Underwriting profit (loss)	(2,566)	(1,730)	3,298	-	-

Net investment income	2,790	1,981	3,883	41	(49)
Net realized capital losses	(679)	(3,294)	(76)	-	-

Pre-tax income (loss)	$(455)	$(3,043)	$7,105	-%	-%

Commercial Insurance Underwriting Results

Commercial Insurance Net Premiums Written

The following table presents Commercial Insurance net premiums written by line of business:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

General liability/auto liability	$3,266	$3,687	$4,241	(11)%	(13)%
Workers' compensation	2,710	3,491	4,670	(22)	(25)
Property	2,345	2,269	2,130	3	7
Management/professional liability	1,856	2,166	2,469	(14)	(12)
Commercial umbrella/excess	1,738	2,251	2,671	(23)	(16)
A&H products	1,261	1,325	1,216	(5)	9
Multinational P&C	978	950	951	3	-
Private client group	926	964	747	(4)	29
Programs	741	900	906	(18)	(1)
Healthcare	564	646	720	(13)	(10)
Environmental	525	768	863	(32)	(11)
Aviation	219	276	320	(21)	(14)
Other	1,244	1,550	2,152	(20)	(28)

Total	$18,373	$21,243	$24,056	(14)%	(12)%

75            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    Commercial Insurance net premiums written decreased in 2009 compared to 2008 primarily due to:

  •
  lower U.S. workers' compensation premiums due to declining rates, lower employment levels, increased competition and a strategy to remain price disciplined;

  •
  declines in the construction, real estate and transportation lines of business, which were negatively affected more than other lines by the credit crisis that limited capital for new projects and impacted the general liability and commercial umbrella lines of business; and

  •
  adverse effect of AIG's negative publicity in 2009.

    Commercial Insurance net premiums written decreased in 2008 compared to 2007 primarily due to declines in premiums from workers' compensation as well as other casualty lines. Declines in other casualty lines resulted from declining rates and reduced activity in the construction and transportation industries. Management and Professional liability lines also declined compared to 2007 due to increased competition, particularly in the fourth quarter of 2008.

Commercial Insurance Underwriting Ratios

The following table presents Commercial Insurance GAAP combined ratios:

Years Ended December 31,	2009	2008	2007

Loss ratio	90.7	81.4	68.1
Expense ratio	22.3	26.3	18.0

Combined ratio	113.0	107.7	86.1

    The increase in the Commercial Insurance combined ratio for 2009 compared to 2008 primarily resulted from the following:

  •
  prior year development increased incurred losses by $2.7 billion in 2009 and by $23 million in 2008. The 2009 prior year development includes a fourth quarter reserve strengthening charge in Commercial Insurance of $2.3 billion primarily related to excess casualty and excess workers' compensation, two long-tail lines of business, largely from accident years 2002 and prior;

  •
  lower levels of favorable development related to loss sensitive policies which amounted to $118 million in 2009 compared to $339 million in 2008. This favorable development relates to loss sensitive policies that are substantially offset by a decline in earned premiums; and

  •
  the effects of premium rate decreases and adverse changes in loss trends.

    These increases were partially offset by the following:

  •
  loss ratio for accident year 2009 recorded in 2009 which was 4.4 points lower than the loss ratio for accident year 2008 recorded in 2008 resulting from a decline in catastrophe losses from $1.5 billion in 2008 to $53 million in 2009 accounting for 6.3 points of the decrease. In 2009, the current accident year combined ratio was 98.6; and

  •
  decline in the expense ratio of 4.0 points in 2009 compared to 2008 due primarily to $1.2 billion of goodwill impairment charges primarily related to HSB. Overall expenses, excluding the 2008 write-off of goodwill, declined $452 million, or 9.8 percent compared to 2008 due to lower variable expenses, but were partially offset by higher pension and restructuring costs. While Commercial Insurance is aggressively pursuing expense reductions, the impact of expense savings will lag the decline in net written premiums.

    The Commercial Insurance combined ratio increased in 2008 compared to 2007. The loss ratio for accident year 2008 recorded in 2008 included a 6.6 point effect related to catastrophe losses, and was 10.8 points higher than the loss ratio for accident year 2007 recorded in 2007. Prior year development increased incurred losses by $23 million in 2008 and reduced incurred losses by $371 million in 2007. Commercial Insurance expense ratio increased in 2008 compared to 2007 primarily due to the write-off of goodwill noted above. The remaining increase is due to the decline in net premiums earned and mix of business.

AIG 2009 Form 10-K            76

American International Group, Inc., and Subsidiaries

Commercial Insurance Investing Results

    Net investment income for Commercial Insurance increased in 2009 compared to 2008 primarily due to improvement in returns from partnership investments of $691 million. Net investment income in 2008 declined substantially from 2007 due primarily to losses incurred on partnership investments, which resulted in a year over year decline in returns from partnerships of $1.8 billion.

    Net realized capital losses for Commercial Insurance declined in 2009 compared to 2008 due to lower other-than-temporary impairments on investments as 2008 results reflected significant other-than-temporary impairment charges related to the deterioration in the fixed income markets.

    See Consolidated Results for further discussion on Net investment income and Net realized capital gains (losses).

Foreign General Insurance Results

The following table presents Foreign General Insurance results:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Underwriting results:
Net premiums written	$12,291	$14,390	$13,051	(15)%	10%
Decrease (increase) in unearned premiums	205	(303)	(702)	-	-

Net premiums earned	12,496	14,087	12,349	(11)	14
Claims and claims adjustment expenses incurred	7,424	7,838	6,243	(5)	26
Change in deferred acquisition costs	11	(33)	(227)	-	-
Other underwriting expenses	5,091	5,235	4,562	(3)	15

Underwriting profit (loss)	(30)	1,047	1,771	-	(41)

Net investment income	505	625	1,465	(19)	(57)
Net realized capital gains (losses)	149	(1,080)	(166)	-	-

Pre-tax income	$624	$592	$3,070	5%	(81)%

Foreign General Insurance Underwriting Results

Foreign General Insurance Net Premiums Written

The following table presents Foreign General Insurance net premiums written by line of business:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

A&H products	$3,724	$3,907	$3,495	(5)%	12%
Specialty lines	2,327	2,463	2,166	(6)	14
Personal lines	2,243	3,169	2,924	(29)	8
Casualty	1,679	1,968	1,726	(15)	14
Marine & Energy	700	771	694	(9)	11
Lloyds	635	623	829	2	(25)
Property	530	569	471	(7)	21
Aviation	261	305	296	(14)	3
Other	192	615	450	(69)	37

Total	$12,291	$14,390	$13,051	(15)%	10%

77            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    Foreign General Insurance net premiums written decreased in 2009 compared to 2008 primarily due to:

  •
  sale of the Brazilian operations in 2008, which contributed 7.3 percent to the decline, primarily impacting A&H products and Personal Lines businesses;

  •
  negative effect of changes in foreign exchange rates, which contributed 3.5 percent to the decline;

  •
  general economic conditions which continued to negatively affect new business; and

  •
  adverse effect of negative publicity regarding AIG in 2009.

    Net premiums written increased in 2008 compared to 2007 due to growth in commercial and consumer lines driven by new business from established and new distribution channels, including the late 2007 acquisition of Württembergische und Badische Versicherungs — AG (WüBa) in Germany. New business in the commercial lines in the U.K. and Europe and decreases in the use of reinsurance increased net premiums earned, but were partially offset by declines in premium rates. Growth in personal accident business in Latin America, South East Asia and Europe also contributed to the increase. However, premiums from the Lloyd's Syndicate Ascot continued to decline.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Foreign General Insurance net premiums written:

Years Ended December 31,	2009	2008

Increase (decrease) in original currency*	(11.1)%	4.6%
Foreign exchange effect	(3.5)	5.7

Increase (decrease) as reported in U.S. dollars	(14.6)%	10.3%

*
Computed using a constant exchange rate for each period.

Foreign General Insurance Underwriting Ratios

The following table presents Foreign General Insurance combined ratios:

Years Ended December 31,	2009	2008	2007

Loss ratio	59.4	55.6	50.6
Expense ratio	40.8	36.9	35.1

Combined ratio	100.2	92.5	85.7

    The increase in the Foreign General Insurance combined ratio for 2009 compared to 2008 primarily resulted from the following:

  •
  increase in the loss ratio of 3.3 points as a result of an increase in financial lines claims of $412 million arising from the recent disruption in the financial markets as well as financial frauds;

  •
  increases in current accident year loss ratio and severe losses were offset by a mild hurricane season, while 2008 was affected by natural catastrophes Hurricanes Gustav and Ike. For 2009, the current accident year combined ratio was 100.2 compared to 93.0 in 2008; and

  •
  an increase in the expense ratio in 2009 compared to 2008 due to increased separation costs, restructuring charges, certain costs associated with bad debt-related expenses, pension costs, as well as in increase in unearned premiums.

    The loss ratio in 2008 increased compared to 2007. The loss ratio for accident year 2008 recorded in 2008 was 3.2 points higher than the loss ratio recorded in 2007 for accident year 2007 primarily due to continued rate erosion and increased lower level claims frequency. Loss development on prior accident years increased the loss ratio by 1.9 points.

AIG 2009 Form 10-K            78

American International Group, Inc., and Subsidiaries

Foreign General Insurance Investing Results

    Foreign General Insurance Net investment income decreased in 2009 compared to 2008 primarily due to losses from an equity method investment, and lower yields on the fixed income portfolios, partially offset by improving mutual fund income due to improved market conditions. Net investment income decreased in 2008 compared to 2007 reflecting lower mutual fund and partnership income related to poor performance in the equity markets.

    Foreign General Insurance recorded Net realized capital gains in 2009 compared to net realized capital losses in 2008 due to the adoption of the new other-than-temporary impairment accounting standard commencing in the second quarter of 2009.

    Net realized capital losses in 2008 increased compared to 2007 due to higher other-than-temporary impairments on investments as 2008 results reflected significant charges related to the deterioration in the fixed income markets (see Consolidated Results — Net Realized Capital Gains (Losses) for further discussion). In 2007 realized capital gains and losses included $150 million of other-than-temporary impairments relating to an equity method investment.

Liability for Unpaid Claims and Claims Adjustment Expense

    The following discussion on the consolidated Liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for the Commercial Insurance and Foreign General Insurance reporting units in the General Insurance operating segment and loss reserves pertaining to divested and/or Noncore businesses, comprising the Transatlantic, 21st Century and Mortgage Guaranty reporting units reported in AIG's Other operations category.

The following table presents the components of the loss reserves by major lines of business on a statutory annual statement basis(a):

At December 31, (in millions)	2009	2008

Other liability occurrence	$20,344	$19,773
Workers' compensation	15,200	15,170
Other liability claims made	12,619	13,189
International	12,582	11,786
Mortgage Guaranty/Credit	5,477	3,137
Auto liability	4,164	5,593
Property	3,872	5,201
Products liability	2,414	2,400
Accident and health	1,677	1,451
Medical malpractice	1,672	2,210
Aircraft	1,388	1,693
Commercial multiple peril	1,081	1,163
Fidelity/surety	875	1,028
Reinsurance	154	3,102
Other	1,867	2,362

Total(b)	$85,386	$89,258

(a)
Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

(b)
The decrease from the December 31, 2008 loss reserve amount was primarily due to the deconsolidation of Transatlantic.

    AIG's gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for incurred but not yet reported reserves (IBNR) and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting from this review are currently reflected in pre-tax income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are

79            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

    At December 31, 2009, net loss reserves decreased from the prior year-end primarily due to the divested businesses noted below. The net loss reserves represent loss reserves reduced by reinsurance recoverable, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.

The following table classifies the components of the net liability for unpaid claims and claims adjustment expense by business unit:

Years Ended December 31, (in millions)	2009	2008

General Insurance segment:
Commercial Insurance(a)	$50,498	$48,896
Foreign General Insurance	12,688	10,853

Total General Insurance	63,186	59,749

Noncore businesses:
Transatlantic(b)	-	7,349
21st Century(a)(b)	-	2,065
Mortgage Guaranty	4,713	3,004
HSB(b)	-	288

Total Noncore businesses	4,713	12,706

Total net loss reserves	$67,899	$72,455

(a)
December 31, 2008 balances have been revised to reclassify Private Client Group into Commercial Insurance.

(b)
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009 and HSB was sold during the first quarter of 2009.

Discounting of Reserves

    At December 31, 2009, net loss reserves reflect a loss reserve discount of $2.66 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain other liability occurrence and products liability occurrence business in AIRCO that was written by Commercial Insurance is discounted based on the yield of Department of the Treasury securities ranging from one to twenty years and the Commercial Insurance payout pattern for this business. The discount is comprised of the following: $669 million — tabular discount for workers' compensation in Commercial Insurance; $1.9 billion — non-tabular discount for workers' compensation in Commercial Insurance; $130 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO for Commercial Insurance business. Since 1998, AIRCO has assumed on a quota share basis certain general liability and products liability business written by Commercial Insurance, and the reserves for this business are carried on a discounted basis by AIRCO.

AIG 2009 Form 10-K            80

American International Group, Inc., and Subsidiaries

Results of the Reserving Process

    AIG believes that the net loss reserves are adequate to cover net losses and loss expenses as of December 31, 2009. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of December 31, 2009. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG's consolidated financial condition, although it could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period. See Item 1A. Risk Factors — Casualty Insurance Underwriting and Reserves.

The following table presents the reconciliation of net loss reserves:

Years Ended December 31, (in millions)	2009	2008	2007

Net liability for unpaid claims and claims adjustment expense at beginning of year	$72,455	$69,288	$62,630
Foreign exchange effect	1,416	(2,113)	955
Acquisitions(a)	-	-	317
Dispositions(b)	(9,657)	(269)	-

Losses and loss expenses incurred:(c)
Current year	27,359	35,085	30,261
Prior years, other than accretion of discount	2,771	118	(656)
Prior years, accretion of discount	313	317	327

Losses and loss expenses incurred	30,443	35,520	29,932

Losses and loss expenses paid:(c)
Current year	11,082	13,440	9,684
Prior years	15,676	16,531	14,862

Losses and loss expenses paid	26,758	29,971	24,546

Net liability for unpaid claims and claims adjustment expense at end of year	$67,899	$72,455	$69,288

(a)
Represents the opening balance with respect to the acquisition of WüBa in 2007.

(b)
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009, HSB was sold during the first quarter of 2009, and Unibanco was sold in the fourth quarter of 2008.

(c)
Includes amounts related to dispositions through the date of disposition.

81            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

Years Ended December 31, (in millions)	2009	2008	2007

Prior Accident Year Development by Reporting Unit:
General Insurance segment:
Commercial Insurance	$2,749	$23	$(371)
Foreign General Insurance	9	(62)	(286)

Total General Insurance segment	2,758	(39)	(657)

Noncore businesses:
Transatlantic*	(5)	(1)	88
21st Century*	(17)	87	24
Mortgage Guaranty	38	177	(25)
HSB*	(3)	(69)	(36)

Total Noncore businesses:	13	194	51

Asbestos settlements	-	(37)	(50)

Prior years, other than accretion of discount	$2,771	$118	$(656)

*
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009 and HSB was sold during the first quarter of 2009.

Years Ended December 31, (in millions)	2009	2008	2007

Prior Accident Year Development by Major Class of Business:
Excess casualty (Commercial Insurance)	$1,507	$1,105	$73
D&O and related management liability (Commercial Insurance)	(39)	(430)	(305)
Excess workers compensation (Commercial Insurance)	956	(12)	(14)
Healthcare (Commercial Insurance)	(92)	(310)	(194)
Reinsurance (Transatlantic)	(5)	(1)	88
Asbestos and environmental (primarily Commercial Insurance)	155	51	18
All other, net	289	(285)	(322)

Prior years, other than accretion of discount	$2,771	$118	$(656)

	Calendar Year
Years Ended December 31, (in millions)
	2009	2008	2007

Prior Accident Year Development by Accident Year:
Accident Year
2008	$289
2007	(57)	$(370)
2006	(91)	(590)	$(1,248)
2005	18	(455)	(446)
2004	182	(335)	(428)
2003	73	200	37
2002	126	176	234
2001	316	238	263
2000	356	341	321
1999 & Prior	1,559	913	611

Prior years, other than accretion of discount	$2,771	$118	$(656)

AIG 2009 Form 10-K            82

American International Group, Inc., and Subsidiaries

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each class of business, as appropriate, in 2009 to determine the loss development from prior accident years for 2009. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

2009 Net Loss Development

    In 2009, General Insurance net loss development from prior accident years, excluding $313 million from accretion of loss reserve discount, was adverse by approximately $2.76 billion due to adverse development of:

  •
  $1.51 billion relating to excess casualty business within Commercial Insurance, related to accident years 2006 and prior. This adverse development was primarily attributable to continued loss emergence in accident years 2002 and prior and increased loss emergence in accident years 2004 to 2006 significantly in excess of the historical loss emergence pattern for this class of business, resulting in AIG increasing its loss development assumptions for excess casualty business (see Net Loss Development by Class of Business below);

  •
  $956 million pertaining to excess workers' compensation within Commercial Insurance. In 2009, Commercial Insurance experienced an emergence of losses on accident years 1999 and prior. In response to this development, AIG conducted an additional actuarial study analyzing the development patterns emanating from the AIG claims staff projections of expected ultimate cost for each open claim. This analysis resulted in AIG increasing its loss development assumptions for this long-tail class of business (see Net Loss Development by Class of Business below); and

  •
  $151 million pertaining to asbestos claims from accident years 2002 and prior, primarily relating to Commercial Insurance.

    AIG's total net loss development from prior accident years for 2009, including Noncore businesses, was adverse by approximately $2.8 billion. Mortgage Guaranty accounted for approximately $38 million of adverse development, relating primarily to its international business.

2008 Net Loss Development

    In 2008, General Insurance net loss development from prior accident years was favorable by approximately $39 million, including approximately $339 million of favorable development relating to loss sensitive business in the first three months of 2008 (which was offset by an equal amount of negative earned premium development), and excluding approximately $317 million from accretion of loss reserve discount. Excluding both the favorable development relating to loss sensitive business and accretion of loss reserve discount, General Insurance net loss development from prior accident years in 2008 was adverse by approximately $300 million. The overall favorable development of approximately $39 million consisted of adverse development of:

  •
  $1.1 billion from excess casualty business within Commercial Insurance which reflected:

  •
  higher than expected emergence for accident years 2002 and prior, and to a lesser extent accident years 2003 and 2004 (see Net Loss Development by Class of Business below);

83            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    •
    $200 million from claims involving MTBE, a gasoline additive, primarily on excess casualty business within Commercial Insurance from accident years 2000 and prior; and

    •
    continued emergence of latent claims such as construction defect, product aggregate, and pharmaceutical related exposures, as well as higher than expected large loss activity (see Net Loss Development by Class of Business below).

    The adverse development relating to excess casualty was offset by favorable development of:

  •
  $660 million from business written by Lexington Insurance Company, including healthcare, catastrophic casualty, casualty and program businesses; and

  •
  $430 million from Financial Services divisions within Commercial Insurance, including D&O and related management liability business.

    The favorable development of $339 million on loss sensitive business was offset by adverse development from other classes including primary workers compensation as well as reserves relating to reinsurance commutations and to asbestos.

    AIG's total net loss development from prior accident years for 2008, including Noncore businesses, was adverse by $118 million. Mortgage Guaranty contributed approximately $177 million of overall adverse development in 2008, with $159 million relating to accident year 2007.

2007 Net Loss Development

    In 2007, General Insurance net loss development from prior accident years was favorable by approximately $657 million, excluding approximately $327 million from accretion of loss reserve discount. The overall favorable development of $657 million consisted of favorable development of:

  •
  $305 million pertaining to the D&O and related management liability classes of business within Commercial Insurance;

  •
  $286 million pertaining to Foreign General, primarily relating to financial lines and excess casualty lines; and

  •
  $194 million pertaining to healthcare business within Commercial Insurance.

    In 2007, most classes of AIG's business continued to experience favorable development for accident years 2004 through 2006.

    The favorable development was partially offset by adverse development of:

  •
  $300 million from primary workers' compensation business within Commercial Insurance; and

  •
  $73 million pertaining to excess casualty business within Commercial Insurance.

    AIG's total net loss development from prior accident years for 2007, including Noncore businesses, was favorable by $656 million. The noncore business prior year development included adverse development of $88 million from Transatlantic and favorable development of $25 million from Mortgage Guaranty.

Net Loss Development by Class of Business

    The following is a discussion of the primary reasons for the development in 2009, 2008 and 2007 for those classes of business that experienced significant prior accident year developments during the three-year period. See Asbestos and Environmental Reserves below for a further discussion of asbestos and environmental reserves and development.

    Excess Casualty:    Excess Casualty reserves experienced significant adverse loss development in 2009 and 2008, following relatively minor adverse development in 2007. However, all three years exhibited significant adverse development from accident years 2002 and prior. The increase in loss costs resulted primarily from medical inflation, which increased the economic loss component of tort claims, advances in medical care, which extended the life span of severely injured claimants, and larger jury verdicts, which increased the value of severe tort claims. An additional factor affecting AIG's excess casualty experience in recent years has been the exhaustion of underlying primary

AIG 2009 Form 10-K            84

American International Group, Inc., and Subsidiaries

policies for products liability coverage and for homebuilders. This has led to increased loss emergence relating to claims involving exhaustion of underlying product aggregates and increased construction defect-related claims activity on AIG's excess and umbrella policies. Many excess casualty policies were written on a multi-year basis in the late 1990s, which limited AIG's ability to respond to emerging market trends as rapidly as would otherwise be the case. In subsequent years, AIG responded to these emerging trends by increasing rates and implementing numerous policy form and coverage changes. This led to a significant improvement in experience beginning with accident year 2001. In 2007 and 2008, a significant portion of the adverse development from accident years 2002 and prior also related to latent exposures, including pharmaceutical exposures as well as the construction defect and product aggregate related exposures noted above. AIG's exposure to these latent exposures was sharply reduced after 2002 due to significant changes in policy terms and conditions as well as underwriting guidelines. Another contributor to the adverse development during 2007 through 2009 is that actual loss development for other large losses for accident years 1998 and subsequent have emerged at higher than expected levels as compared to the loss emergence pattern exhibited from earlier accident years. This has caused significant additional development for accident years 1998 to 2002, and to a lesser extent for accident years 2003 to 2006. In 2009 the vast majority of the prior accident year development was attributable to the loss emergence significantly exceeding the historical average for this class of business.

    For the year-end 2009 loss reserve review, in response to significantly higher than expected loss emergence, AIG reviewed the indicated reserves for excess casualty under a variety of loss development assumptions. These assumptions ranged from long term loss development averages, which utilized all or nearly all of the historical data for this class, to short term averages which utilized only the latest three to five calendar years of loss development experience. AIG gave greater recognition to the recent calendar year experience, resulting in significantly higher loss development factor assumptions for the year-end 2009 loss reserve review. This change in loss development assumptions increased the excess casualty reserves by approximately $815 million for accident years 2006 and prior. Additionally, in conjunction with the selection of higher loss development factors described above, AIG assigned greater credibility to the emerging loss development factors for product aggregate-related claims, which are reviewed separately. This resulted in an increase of approximately $195 million in reserves, primarily for accident years 2000 and prior. In the 2008 review of the product aggregate-related loss development, only partial credibility had been given to the emerging loss development experience for product aggregate-related claims. Finally, AIG claims staff updated its review of accounts with significant exposure to construction defect-related claims. This resulted in an increase of approximately $65 million.

    For the year-end 2008 loss reserve review, AIG claims staff updated its review of accounts with significant exposure to construction defect-related claims. In response to the continued upward developments on these claims, and based on an updated analysis of this development, AIG increased the reserves by an additional $75 million beyond the increases identified in the claims review. In response to the continued adverse development of product aggregate related claims during 2007 and 2008, AIG's actuaries conducted a special analysis of product aggregate-related claims development, resulting in an increase in the IBNR reserve for this exposure of $175 million. In response to the high level of pharmaceutical related claim emergence during 2007 and 2008, AIG claims staff reviewed the remaining exposure, and based on this review an additional reserve of $10 million was established. In response to the much greater than expected actual loss emergence for other large losses for accident years 1998 and subsequent during 2007 and 2008, AIG's actuaries increased the loss development factor assumptions for this business, resulting in a further increase of approximately $200 million in loss reserves for this class. In total, the specific increases in reserves related to these items increased the excess casualty reserves by approximately $460 million during 2008, of which $370 million was recognized in AIG's fourth quarter 2008 results. In the first three months of 2008, AIG also recognized approximately $200 million of losses relating to MTBE, a gasoline additive, which primarily related to excess casualty business from accident years 2000 and prior.

    For the year-end 2007 loss reserve review, AIG claims staff updated its review of accounts with significant exposure to construction defect-related claims. AIG's actuaries determined that no significant changes in the assumptions were required. Prior accident year loss development in 2007 was adverse by approximately $75 million, a minor amount for this class of business. However, AIG continued to experience adverse development in this class for accident years 2002 and prior, amounting to approximately $450 million in 2007. In addition, loss reserves developed adversely for accident year 2003 by approximately $100 million in 2007 for this class. The loss ratio for accident year 2003 remained

85            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

very favorable for this class and had been relatively stable over the past several years. Favorable development in 2007 for accident years 2004 through 2006 largely offset the adverse development from accident years 2003 and prior. A significant portion of the adverse development from accident years 2002 and prior related to the latent exposures described in the 2008 discussion.

    Loss reserves pertaining to the excess casualty class of business are generally included in the other liability occurrence line of business, with a small portion of the excess casualty reserves included in the other liability claims made line of business, as presented in the table above.

    Excess Workers' Compensation:    AIG experienced significant adverse development for this class during 2009, following two years of immaterial development in 2007 and 2008. Excess workers' compensation is an extremely long-tail class of business, with loss emergence extending for decades. For the mature accident years, AIG utilizes claims projections provided by AIG claims staff to help determine the loss development factors for this class of business.

    For the year-end 2009 loss reserve review, AIG increased the loss development assumptions for this class of business, resulting in approximately a $925 million increase in reserves. The increased loss development assumptions were based on an additional actuarial study performed by AIG in response to the emergence of losses in accident years 1999 and prior. This study analyzed the development patterns emanating from the AIG claims staff projections of expected ultimate cost for each open claim. No significant changes in assumptions were made in either the year-end 2008 or year-end 2007 loss reserve reviews.

    D&O and Related Management Liability Classes of Business:    AIG experienced a significant favorable development during 2007 and 2008, but only a relatively minor amount of favorable development in 2009. The favorable development throughout the three-year period related primarily to accident years 2004 and 2005, and to a lesser extent accident years 2003 and 2006. Loss cost trends for D&O and related management liability classes of business were adverse in accident years 2002 and prior due to a variety of factors, including an increase in frequency and severity of corporate bankruptcies; the increase in the frequency of financial restatements; the sharp rise in market capitalization of publicly traded companies; and the increase in the number of initial public offerings. The 2003 through 2006 period was marked by a significant reduction in claims related to these factors; thus the expected loss ratios initially established for these accident years have developed favorably, particularly for 2004 and 2005. Beginning in accident year 2007, claims relating to the credit crisis have resulted in increased overall claim activity, and accident year 2007 reserves developed adversely by a relatively insignificant amount during 2008. During 2009, reserves developed adversely for accident year 2008; however this was offset by continued favorable development from earlier accident years particularly 2004 through 2007. AIG utilizes ground up claims projections by AIG claims staff as a benchmark to select the loss reserves for this business; these projections are updated annually.

    For the year-end 2009 loss reserve review, AIG's actuaries took into account the favorable development for accident years 2007 and prior, as well as adverse development from accident year 2008. In response to the emerging favorable development observed in the ground up claims projections by AIG claims staff over the past several years, AIG considered both the higher than expected initial claim projections for accident year 2008 as well as the favorable developments for the claims projections from the earlier accident years in determining the loss ratio for accident year 2009.

    For the year-end 2008 loss reserve review, AIG's actuaries took into account the favorable loss emergence for accident years 2006 and prior. They determined that, in order to respond to the significant favorable loss emergence during 2007 and 2008, greater weight should be applied to the improving loss experience for accident years 2006 and prior. Loss reserve selections therefore gave increased weight to the improved experience and less weight to the ground-up claim projections for these accident years, as the experience has continued to improve relative to the claim benchmark that was originally established for these accident years. For accident year 2007, the claim projections include claims relating to the credit crisis. The recognition of these projections resulted in a significant increase in loss reserves for some D&O subclasses. However this was partially offset by favorable loss development for other subclasses that were significantly less affected by the credit crisis. The overall development for accident year 2007 was thus only a modest increase in loss reserves. The reserves established for accident year 2008 reflect AIG's expectation of increased claim activity relating to the credit crisis. Given the uncertainty of the ultimate development from claims

AIG 2009 Form 10-K            86

American International Group, Inc., and Subsidiaries

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

    For the year-end 2007 loss reserve review, AIG's actuaries determined that no significant changes in the assumptions were required. Prior accident year reserve development in 2007 was favorable by approximately $305 million, due primarily to favorable development from accident years 2004 and 2005, and to a lesser extent 2003 and 2006. AIG's actuaries continued to benchmark the loss reserve indications to the ground-up claim projections provided by AIG claims staff for this class of business. For the year-end 2007 loss reserve review, the ground-up claim projections included all accident years through 2006, and included stock options backdating-related exposures from accident year 2006.

    Loss reserves pertaining to D&O and related management liability classes of business are included in the other liability claims made line of business, as presented in the table above.

    Healthcare:    Healthcare business written by Commercial Insurance produced moderate favorable development in 2007 and 2009 and significant favorable development in 2008. Healthcare loss reserves have benefited from favorable market conditions and an improved legal environment in accident years 2002 and subsequent, following a period of adverse loss trends and market conditions that began in the mid 1990's. For the year-end 2008 loss reserve review, AIG's actuaries responded to the consistently favorable experience observed during the latest three years by utilizing more responsive assumptions relating to loss development factors, loss trend factors, and expected loss ratios for this business. These modified assumptions resulted in approximately $140 million of additional favorable development that was recognized in the fourth quarter of 2008 for this business. No significant changes in assumptions were made for the year-end 2009 loss reserve review.

Overview of Loss Reserving Process

    The General Insurance loss reserves can generally be categorized into two distinct groups. One group is short-tail classes of business consisting principally of property, personal lines and certain casualty classes. The other group is long-tail casualty classes of business which includes excess and umbrella liability, D&O, professional liability, medical malpractice, workers' compensation, general liability, products liability and related classes.

Short-Tail Reserves

    For operations writing short-tail coverages, such as property coverages, the process of recording quarterly loss reserves is generally geared toward maintaining an appropriate reserve for the outstanding exposure, rather than determining an expected loss ratio for current business. For example, the IBNR reserve required for a class of property business might be expected to approximate 20 percent of the latest year's earned premiums, and this level of reserve would generally be maintained regardless of the loss ratio emerging in the current quarter. The 20 percent factor would be adjusted to reflect changes in rate levels, loss reporting patterns, known exposure to unreported losses, or other factors affecting the particular class of business.

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

    AIG's carried net long-tail loss reserves are tested using loss trend factors that AIG considers appropriate for each class of business. A variety of actuarial methods and assumptions is normally employed to estimate net losses for long-tail casualty classes of business. These methods ordinarily involve the use of loss trend factors intended to reflect the annual growth in loss costs from one accident year to the next. For the majority of long-tail casualty classes of

87            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

business, net loss trend factors approximated five percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms, current and future estimates of monetary inflation and social inflation and increases in litigation and awards. These factors are periodically reviewed and adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. Thus, many factors are implicitly considered in estimating the year to year growth in loss costs.

    A number of actuarial assumptions are generally made in the review of reserves for each class of business. For longer-tail classes of business, actuarial assumptions generally are made with respect to the following:

  •
  Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

  •
  Expected loss ratios for the latest accident year (i.e., accident year 2009 for the year-end 2009 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

  •
  Loss development factors which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

    AIG records quarterly changes in loss reserves for each of its many General Insurance classes of business. The overall change in AIG's loss reserves is based on the sum of these classes of business changes. For most long-tail classes of business, the process of recording quarterly loss reserve changes involves determining the estimated current loss ratio for each class of coverage. This loss ratio is multiplied by the current quarter's net earned premium for that class of coverage to determine the current accident quarter's total estimated net incurred loss and loss expense. The change in loss reserves for the quarter for each class is thus the difference between the net incurred loss and loss expense, estimated as described above, and the net paid losses and loss expenses in the quarter. Also, any change in estimated ultimate losses from prior accident years, either positive or negative, is reflected in the loss reserve for the current quarter.

Details of the Loss Reserving Process

    The process of determining the current loss ratio for each class of business is based on a variety of factors. These include, but are not limited to, the following considerations: prior accident year and policy year loss ratios; rate changes; changes in coverage, reinsurance, or mix of business; and actual and anticipated changes in external factors affecting results, such as trends in loss costs or in the legal and claims environment. The current loss ratio for each class of business reflects input from actuarial, underwriting and claims staff and is intended to represent management's best estimate of the current loss ratio after reflecting all of the factors described above. At the close of each quarter, the assumptions underlying the loss ratios are reviewed to determine if the loss ratios remain appropriate. This process includes a review of the actual claims experience in the quarter, actual rate changes achieved, actual changes in coverage, reinsurance or mix of business, and changes in certain other factors that may affect the loss ratio. When this review suggests that the initially determined loss ratio is no longer appropriate, the loss ratio for current business is changed to reflect the revised assumptions.

    A comprehensive annual loss reserve review is completed in the fourth quarter of each year for each AIG General Insurance subsidiary. These reviews are conducted in full detail for each class of business for each subsidiary, and thus consist of hundreds of individual analyses. The purpose of these reviews is to confirm the appropriateness of the reserves carried by each of the individual subsidiaries, and therefore of AIG's overall carried reserves. The reserve analysis for each class of business is performed by the actuarial personnel who are most familiar with that class of business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial methods to employ for each business class. Additionally, they must determine the appropriate segmentation of data from which the adequacy of the reserves can be most accurately

AIG 2009 Form 10-K            88

American International Group, Inc., and Subsidiaries

tested. In the course of these detailed reserve reviews an actuarial central estimate of the loss reserve is determined. The sum of these central estimates for each class of business for each subsidiary provides an overall actuarial central estimate of the loss reserve for that subsidiary. The ultimate process by which the actual carried reserves are determined considers both the internal actuarial central estimate and numerous other internal and external factors including a qualitative assessment of inflation and other economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environment, underlying policy pricing, terms and conditions, and claims handling, as well as third party actuarial reviews that are periodically performed for key classes of business. Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.

Actuarial Methods for Major Classes of Business

    In testing the reserves for each class of business, a determination is made by AIG's actuaries as to the most appropriate actuarial methods. This determination is based on a variety of factors including the nature of the claims associated with the class of business, such as frequency or severity. Other factors considered include the loss development characteristics associated with the claims, the volume of claim data available for the applicable class, and the applicability of various actuarial methods to the class. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. For example, AIG writes a great number of unique subclasses of professional liability. For pricing or other purposes, it is appropriate to evaluate the profitability of each subclass individually. However, for purposes of estimating the loss reserves for professional liability, it is appropriate to combine the subclasses into larger groups. The greater degree of credibility in the claims experience of the larger groups may outweigh the greater degree of homogeneity of the individual subclasses. This determination of data segmentation and actuarial methods is carefully considered for each class of business. The segmentation and actuarial methods chosen are those which together are expected to produce the most accurate estimate of the loss reserves.

    Actuarial methods used by AIG for most long-tail casualty classes of business include loss development methods and expected loss ratio methods, including "Bornhuetter Ferguson" methods described below. Other methods considered include frequency/severity methods, although these are generally used by AIG more for pricing analysis than for loss reserve analysis. Loss development methods utilize the actual loss development patterns from prior accident years to project the reported losses to an ultimate basis for subsequent accident years. Loss development methods generally are most appropriate for classes of business which exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the classes have similar development characteristics. For example, property exposures would generally not be combined into the same class as casualty exposures, and primary casualty exposures would generally not be combined into the same class as excess casualty exposures. Expected loss ratio methods are generally utilized by AIG where the reported loss data lacks sufficient credibility to utilize loss development methods, such as for new classes of business or for long-tail classes at early stages of loss development.

    Expected loss ratio methods rely on the application of an expected loss ratio to the earned premium for the class of business to determine the loss reserves. For example, an expected loss ratio of 70 percent applied to an earned premium base of $10 million for a class of business would generate an ultimate loss estimate of $7 million. Subtracting any reported paid losses and loss expense would result in the indicated loss reserve for this class. "Bornhuetter Ferguson" methods are expected loss ratio methods for which the expected loss ratio is applied only to the expected unreported portion of the losses. For example, for a long-tail class of business for which only 10 percent of the losses are expected to be reported at the end of the accident year, the expected loss ratio would be applied to the 90 percent of the losses still unreported. The actual reported losses at the end of the accident year would be added to determine the total ultimate loss estimate for the accident year. Subtracting the reported paid losses and loss expenses would result in the indicated loss reserve. In the example above, the expected loss ratio of 70 percent would be multiplied by 90 percent. The result of 63 percent would be applied to the earned premium of $10 million resulting in an estimated unreported loss of $6.3 million. Actual reported losses would be added to arrive at the total ultimate losses. If the reported losses were $1 million, the ultimate loss estimate under the "Bornhuetter Ferguson" method would be $7.3 million versus the $7 million amount under the expected loss ratio method described above. Thus, the "Bornhuetter Ferguson" method gives partial credibility to the actual loss experience to date for the class of business. Loss development methods generally give full credibility to the reported loss experience to date. In the example above, loss development methods would typically indicate an ultimate loss estimate of $10 million, as the reported losses of $1 million would be estimated to reflect only 10 percent of the ultimate losses.

89            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    A key advantage of loss development methods is that they respond quickly to any actual changes in loss costs for the class of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to the expected loss ratio, until enough evidence emerged for the expected loss ratio to be modified to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if in fact the loss experience is not credible. For example, the presence or absence of large losses at the early stages of loss development could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it will continue at later stages of development. In these instances, expected loss ratio methods such as "Bornhuetter Ferguson" have the advantage of properly recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year. AIG's loss reserve reviews for long-tail classes typically utilize a combination of both loss development and expected loss ratio methods. Loss development methods are generally given more weight for accident years and classes of business where the loss experience is highly credible. Expected loss ratio methods are given more weight where the reported loss experience is less credible, or is driven more by large losses. Expected loss ratio methods require sufficient information to determine the appropriate expected loss ratio. This information generally includes the actual loss ratios for prior accident years, and rate changes as well as underwriting or other changes which would affect the loss ratio. Further, an estimate of the loss cost trend or loss ratio trend is required in order to allow for the effect of inflation and other factors which may increase or otherwise change the loss costs from one accident year to the next.

    Frequency/severity methods generally rely on the determination of an ultimate number of claims and an average severity for each claim for each accident year. Multiplying the estimated ultimate number of claims for each accident year by the expected average severity of each claim produces the estimated ultimate loss for the accident year. Frequency/severity methods generally require a sufficient volume of claims in order for the average severity to be predictable. Average severity for subsequent accident years is generally determined by applying an estimated annual loss cost trend to the estimated average claim severity from prior accident years. Frequency/severity methods have the advantage that ultimate claim counts can generally be estimated more quickly and accurately than can ultimate losses. Thus, if the average claim severity can be accurately estimated, these methods can more quickly respond to changes in loss experience than other methods. However, for average severity to be predictable, the class of business must consist of homogeneous types of claims for which loss severity trends from one year to the next are reasonably consistent. Generally these methods work best for high frequency, low severity classes of business such as personal auto. AIG also utilizes these methods in pricing subclasses of professional liability. However, AIG does not generally utilize frequency/severity methods to test loss reserves, due to the general nature of AIG's reserves being applicable to lower frequency, higher severity commercial classes of business where average claim severity is volatile.

    Excess Casualty:    AIG generally uses a combination of loss development methods and expected loss ratio methods for excess casualty classes. Expected loss ratio methods are generally utilized for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately for lead umbrella classes and for other excess classes, due to the relatively shorter tail for lead umbrella business. Automobile-related claims are generally reviewed separately from non-auto claims, due to the shorter-tail nature of the automobile-related claims. Claims relating to certain latent exposures such as construction defects or exhaustion of underlying product aggregate limits are reviewed separately due to the unique emergence patterns of losses relating to these claims. The expected loss ratios utilized for recent accident years are based on the projected ultimate loss ratios of prior years, adjusted for rate changes, estimated loss cost trends and all other changes that can be quantified. The estimated loss cost trend utilized in the year-end 2009 reviews averaged approximately five percent for excess casualty classes. Frequency/severity methods are generally not utilized as the vast majority of reported claims do not result in a claim payment. In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment.

    D&O:    AIG generally utilizes a combination of loss development methods and expected loss ratio methods for D&O and related management liability classes of business. Expected loss ratio methods are given more weight in the

AIG 2009 Form 10-K            90

American International Group, Inc., and Subsidiaries

two most recent accident years, whereas loss development methods are given more weight in more mature accident years. In addition to these traditional actuarial methods, AIG's actuaries utilize ground-up claim projections provided by AIG claims staff as a benchmark for determining the indicated ultimate losses for all accident years other than the most recent accident year. For the year-end 2009 loss reserve review, claims projections for accident years 2008 and prior were utilized. These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. Thus, the claim projections can produce an overall indicator of the ultimate loss exposure for these classes by identifying and estimating all large losses. Frequency/severity methods are generally not utilized for these classes as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year.

    Workers' Compensation:    AIG generally utilizes loss development methods for all but the most recent accident year. Expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers' compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. AIG is a leading writer of workers' compensation, and thus has sufficient volume of claims experience to utilize development methods. AIG does not believe frequency/severity methods are as appropriate, due to volume changes in AIG's workers' compensation business over the years. AIG generally segregates California business from other business in evaluating workers' compensation reserves. Certain classes of workers' compensation, such as construction, are also evaluated separately. Additionally, AIG writes a number of very large accounts which include workers' compensation coverage. These accounts are generally priced by AIG actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be utilized to record the initial estimated loss reserves for these accounts.

    Excess Workers' Compensation:    AIG generally utilizes a combination of loss development methods and expected loss ratio methods. Loss development methods are given the greater weight for mature accident years such as 2002 and prior. Expected loss ratio methods are given the greater weight for the more recent accident years. Excess workers' compensation is an extremely long-tail class of business, with loss emergence extending for decades. Therefore there is limited credibility in the reported losses for many of the more recent accident years. For the mature accident years, AIG's actuaries utilize claims projections provided by AIG claims staff to help determine the loss development factors for this class of business.

    General Liability:    AIG generally uses a combination of loss development methods and expected loss ratio methods for primary general liability or products liability classes. For certain classes of business with sufficient loss volume, loss development methods may be given significant weight for all but the most recent one or two accident years, whereas for smaller or more volatile classes of business, loss development methods may be given limited weight for the five or more most recent accident years. Expected loss ratio methods would be utilized for the more recent accident years for these classes. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. For example, primary claims made business is generally segregated from business written on an occurrence policy form. Additionally, certain subclasses, such as construction, are generally reviewed separately from business in other subclasses. Due to the fairly long-tail nature of general liability business, and the many subclasses that are reviewed individually, there is less credibility in the reported losses and increased reliance on expected loss ratio methods. AIG's actuaries generally do not utilize frequency/severity methods to test reserves for this business, due to significant changes and growth in AIG's general liability and products liability business over the years.

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

    Healthcare:    AIG generally uses a combination of loss development methods and expected loss ratio methods for healthcare classes of business. The largest component of the healthcare business consists of coverage written for hospitals and other healthcare facilities. Reserves for excess coverage are tested separately from those for primary coverage. For primary coverages, loss development methods are generally given the majority of the weight for all but

91            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

the latest three accident years, and are given some weight for all years other than the latest accident year. For excess coverages, expected loss methods are generally given all the weight for the latest three accident years, and are also given considerable weight for accident years prior to the latest three years. For other classes of healthcare coverage, an analogous weighting between loss development and expected loss ratio methods is utilized. The weights assigned to each method are those which are believed to result in the best combination of responsiveness and stability. Frequency/severity methods are sometimes utilized for pricing certain healthcare accounts or business. However, in testing loss reserves the business is generally combined into larger groupings to enhance the credibility of the loss experience. The frequency/severity methods that are applicable in pricing may not be appropriate for reserve testing and thus frequency/severity methods are not generally employed in AIG's healthcare reserve analyses.

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

    Mortgage Guaranty:    AIG tests mortgage guaranty reserves using loss development methods, supplemented by an internal claim analysis by actuaries and staff who specialize in the mortgage guaranty business. The claim analysis projects ultimate losses for claims within each of several categories of delinquency based on actual historical experience and is essentially a frequency/severity analysis for each category of delinquency. Additional reserve tests using "Bornhuetter Ferguson" methods are also employed, as well as tests measuring losses as a percent of risk in force. Reserves are reviewed separately for each class of business to consider the loss development characteristics associated with the claims, the volume of claim data available for the applicable class and the applicability of various actuarial methods to the class.

AIG 2009 Form 10-K            92

American International Group, Inc., and Subsidiaries

    Estimates for mortgage guaranty insurance losses and loss adjustment expense reserves are based on notices of mortgage loan delinquencies and estimates of delinquencies that have been incurred but have not been reported by loan servicers, based upon historical reporting trends. Mortgage Guaranty establishes reserves using a percentage of the contractual liability (for each delinquent loan reported) that is based upon past experience regarding certain loan factors such as age of the delinquency, cure rates, dollar amount of the loan and type of mortgage loan. Mortgage Guaranty losses and loss adjustment expenses have been adversely affected by macroeconomic events, such as declining home prices and increasing unemployment among other events related to the turmoil in the financial markets. As these macroeconomic events change, adversely or favorably, the determination of the ultimate losses and loss adjustment expenses requires a high degree of judgment. Responding to these adverse macroeconomic influences, Mortgage Guaranty added significant resources to its loss mitigation and claims paying operations during the second half of 2009. This group has found increased occurrences of fraudulent claims, underwriting guideline violations and other deviations from contractual terms, mostly related to the 2006 and 2007 blocks of business. These policy violations resulted in increased loan rescissions and increased claims denials (collectively referred to as rescissions) during the fourth quarter of 2009. Mortgage Guaranty rescinded $137 million of claims on first lien business during the fourth quarter of 2009. Second lien rescissions were primarily on claims related to policies that had reached their respective stop loss limits. In 2009, Mortgage Guaranty did not record any significant changes to its expected losses and loss adjustment expense reserves as a result of these increased rescissions. Mortgage Guaranty expects this increased rescission activity to continue in 2010, but cannot reasonably estimate the financial impact from these rescissions. AIG believes it has provided appropriate reserves for currently delinquent loans, consistent with industry practices.

    Short-Tail Classes:    AIG generally uses either loss development methods or IBNR factor methods to set reserves for short-tail classes such as property coverages. Where a factor is used, it generally represents a percent of earned premium or other exposure measure. The factor is determined based on prior accident year experience. For example, the IBNR for a class of property coverage might be expected to approximate 20 percent of the latest year's earned premium. The factor is continually reevaluated in light of emerging claim experience as well as rate changes or other factors that could affect the adequacy of the IBNR factor being employed.

    International:    Business written by AIG's Foreign General Insurance operating segment includes both long-tail and short-tail classes of business. For long-tail classes of business, the actuarial methods utilized would be analogous to those described above. However, the majority of business written by Foreign General Insurance is short-tail, high frequency and low severity in nature. For this business, loss development methods are generally employed to test the loss reserves. AIG maintains a database of detailed historical premium and loss transactions in original currency for business written by Foreign General Insurance, thereby allowing AIG actuaries to determine the current reserves without any distortion from changes in exchange rates over time. In testing the Foreign General Insurance reserves, AIG's actuaries segment the data by region, country or class of business as appropriate to determine an optimal balance between homogeneity and credibility.

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

    Catastrophes:    Special analyses are conducted by AIG in response to major catastrophes in order to estimate AIG's gross and net loss and loss expense liability from the events. These analyses may include a combination of

93            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

approaches, including modeling estimates, ground-up claim analysis, loss evaluation reports from on-site field adjusters, and market share estimates.

    AIG's loss reserve analyses do not calculate a range of loss reserve estimates. Because a large portion of the loss reserves from AIG's General Insurance business relates to longer-tail casualty classes of business driven by severity rather than frequency of claims, such as excess casualty and D&O, developing a range around loss reserve estimates would not be meaningful. Using the reserving methodologies described above, AIG's actuaries determine their best estimate of the required reserve and advise management of that amount. AIG then adjusts its aggregate carried reserves as necessary so that the actual carried reserves as of December 31 reflect this best estimate.

Volatility of Reserve Estimates and Sensitivity Analyses

    As described above, AIG uses numerous assumptions in determining its best estimate of reserves for each class of business. The importance of any specific assumption can vary by both class of business and accident year. If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves, particularly for long-tail casualty classes of business such as excess casualty, D&O or primary and excess workers' compensation. Set forth below is a sensitivity analysis that estimates the effect on the loss reserve position of using alternative loss trend or loss development factor assumptions rather than those actually used in determining AIG's best estimates in the year-end loss reserve analyses in 2009. The analysis addresses each major class of business for which a material deviation to AIG's overall reserve position is believed reasonably possible, and uses what AIG believes is a reasonably likely range of potential deviation for each class. There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss trend or loss development factor assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular class of business.

    Excess Casualty:    For the excess casualty class of business, the assumed loss cost trend was approximately five percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG's judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2009 loss reserve review for excess casualty will range from negative five percent to positive 15 percent, or approximately ten percent lower or higher than the assumption actually utilized in the year-end 2009 reserve review. A ten percent change in the assumed loss cost trend for excess casualty would cause approximately a $2.2 billion increase or a $1.6 billion decrease in the net loss and loss expense reserve for this class of business. It should be emphasized that the ten percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends in the early 1990s were negative for several years, including amounts below the negative five percent cited above, whereas actual loss cost trends in the late 1990s ran well into the double digits for several years, including amounts greater than the 15 percent cited above. Thus, there can be no assurance that loss trends will not deviate by more than ten percent. The loss cost trend assumption is critical for the excess casualty class of business due the long-tail nature of the claims and therefore is applied across many accident years.

    For the excess casualty class of business, the assumed loss development factors are also a key assumption. After evaluating the historical loss development factors from prior accident years since the early 1990s, in AIG's judgment, it is reasonably likely that actual loss development factors will range from approximately 8.2 percent below those actually utilized in the year-end 2009 reserve review to approximately 8.0 percent above those factors actually utilized. If the loss development factor assumptions were changed by 8.2 percent and 8.0 percent, respectively, the net loss reserves for the excess casualty class would decrease by approximately $1.3 billion under the lower assumptions or increase by approximately $1.2 billion under the higher assumptions. Generally, actual historical loss development factors are used to project future loss development. However there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts illustrated above. Moreover, as excess casualty is a long-tail class of business, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in the loss cost trends or loss development factors that were initially relied upon

AIG 2009 Form 10-K            94

American International Group, Inc., and Subsidiaries

in setting the reserves. These changes in loss trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims. Thus, there is the potential for variations greater than the amounts cited above, either positively or negatively.

    D&O and Related Management Liability Classes of Business:    For D&O and related management liability classes of business, the assumed loss cost trend was approximately four percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, including the potential effect of recent claims relating to the credit crisis, in AIG's judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2009 loss reserve review for these classes will range from negative 11 percent to positive 24 percent, or approximately 15 percent lower or 20 percent higher than the assumption actually utilized in the year-end 2009 reserve review. A 20 or 15 percent change in the assumed loss cost trend for these classes would cause approximately a $950 million increase or a $600 million decrease, respectively, in the net loss and loss expense reserves for these classes of business. It should be emphasized that the 20 and 15 percent deviations are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends for these classes since the early 1990s were negative for several years, including amounts below the negative 11 percent cited above, whereas actual loss cost trends exceeded the 24 percent figure cited above for several other years. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.

    For D&O and related management liability classes of business, the assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in AIG's judgment, it is reasonably likely that actual loss development factors will range from approximately 4 percent lower to 6 percent higher than those factors actually utilized in the year-end 2009 loss reserve review for these classes. If the loss development factor assumptions were changed by 4 percent and 6 percent, respectively, the net loss reserves for these classes would be estimated to decrease or increase by approximately $200 million and $300 million, respectively. As noted above for excess casualty, actual historical loss development factors are generally used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the 4 percent or 6 percent amounts.

    Excess Workers' Compensation:    For excess workers' compensation business, loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in AIG's judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2009 loss reserve review for excess workers' compensation will range five percent lower or higher than this estimated loss trend. A five percent change in the assumed loss cost trend would cause approximately a $300 million increase or a $200 million decrease in the net loss reserves for this business. It should be emphasized that the actual loss cost trend could vary significantly from this assumption, and there can be no assurance that actual loss costs will not deviate, perhaps materially, by greater than five percent.

    For excess workers' compensation business, the assumed loss development factors are a critical assumption. Excess workers' compensation is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. After evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up claim projections utilized to help select the loss development factors in the tail for this class of business, in AIG's judgment, it is reasonably likely that actual loss development for excess workers' compensation could increase or decrease by up to approximately $800 million and $1.3 billion, respectively. Given the exceptionally long tail for this class of business, there is the potential for actual deviations in the loss development tail to exceed the deviations assumed, perhaps materially.

    Primary Workers' Compensation:    For primary workers' compensation, the loss cost trend assumption is not believed to be material with respect to AIG's loss reserves. This is primarily because AIG's actuaries are generally

95            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

able to use loss development projections for all but the most recent accident year's reserves, so there is limited need to rely on loss cost trend assumptions for primary workers' compensation business.

    However, for primary workers' compensation business the loss development factor assumptions are important. Generally, AIG's actual historical workers' compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers' compensation is a long-tail class of business, and AIG's business reflects a very significant volume of losses particularly in recent accident years. After evaluating the actual historical loss developments since the 1980s for this business, in AIG's judgment, it is reasonably likely that actual loss development factors will fall within the range of approximately 3.5 percent below to 9.1 percent above those actually utilized in the year-end 2009 loss reserve review. If the loss development factor assumptions were changed by 3.5 percent and 9.1 percent, respectively, the net loss reserves for workers' compensation would decrease or increase by approximately $900 million and $2.5 billion, respectively. For this class of business, there can be no assurance that actual deviations from the expected loss development factors will not exceed the deviations assumed, perhaps materially.

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

    Significant factors which affect the trends that influence the asbestos and environmental claims estimation process are the court resolutions and judicial interpretations which broaden the intent of the policies and scope of coverage. The current case law can be characterized as still evolving, and there is little likelihood that any firm direction will develop in the near future. Additionally, the exposures for cleanup costs of hazardous waste dump sites involve issues such as allocation of responsibility among potentially responsible parties and the government's refusal to release parties from liability.

AIG 2009 Form 10-K            96

American International Group, Inc., and Subsidiaries

    Due to this uncertainty, it is not possible to determine the future development of asbestos and environmental claims with the same degree of reliability as with other types of claims. Such future development will be affected by the extent to which courts continue to expand the intent of the policies and the scope of the coverage, as they have in the past, as well as by the changes in Superfund and waste dump site coverage and liability issues. If the asbestos and environmental reserves develop deficiently, such deficiency could have an adverse effect on AIG's future results of operations for an individual reporting period.

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

    In both the specialized and dedicated asbestos and environmental claims units, AIG actively manages and pursues early resolution with respect to these claims in an attempt to mitigate its exposure to the unpredictable development of these claims. AIG attempts to mitigate its known long-tail environmental exposures by utilizing a combination of proactive claim-resolution techniques, including policy buybacks, complete environmental releases, compromise settlements, and, when appropriate, litigation.

    With respect to asbestos claims handling, AIG's specialized claims staff operates to mitigate losses through proactive handling, supervision and resolution of asbestos cases. Thus, while AIG has resolved all claims with respect to miners and major manufacturers (Tier One), its claims staff continues to operate under the same proactive philosophy to resolve claims involving accounts with products containing asbestos (Tier Two), products containing small amounts of asbestos, companies in the distribution process, and parties with remote, ill-defined involvement in asbestos (Tiers Three and Four). Through its commitment to appropriate staffing, training, and management oversight of asbestos cases, AIG seeks to mitigate its exposure to these claims.

    To determine the appropriate loss reserve as of December 31, 2009 for its asbestos and environmental exposures, AIG performed a series of top-down and ground-up reserve analyses. In order to ensure it had the most comprehensive analysis possible, AIG engaged a third-party actuary to assist in a review of these exposures, including ground-up estimates for asbestos reserves consistent with the 2005 through 2008 reviews as well as a top-down report year projection for environmental reserves. Ground-up analyses take into account policyholder-specific and claim-specific information that has been gathered over many years from a variety of sources. Ground-up studies can thus more accurately assess the exposure to AIG's layers of coverage for each policyholder, and hence for all policyholders in the aggregate, provided a sufficient sample of the policyholders can be modeled in this manner.

    In order to ensure its ground-up analysis was comprehensive, AIG staff produced the information required at policy and claim level detail for nearly 800 asbestos defendants. This represented over 95 percent of all accounts for which AIG had received any claim notice of any amount pertaining to asbestos exposure. AIG did not set any minimum thresholds, such as amount of case reserve outstanding, or paid losses to date, that would have served to reduce the sample size and hence the comprehensiveness of the ground-up analysis. The results of the ground-up analysis for each significant account were examined by AIG's claims staff for reasonableness, for consistency with policy coverage terms, and any claim settlement terms applicable. Adjustments were incorporated accordingly. The results from the universe of modeled accounts, which as noted above reflects the vast majority of AIG's known exposures, were then utilized to estimate the ultimate losses from accounts or exposures that could not be modeled and to determine an appropriate provision for unreported claims.

    AIG conducted a comprehensive analysis of reinsurance recoverability to establish the appropriate asbestos and environmental reserve net of reinsurance. AIG determined the amount of reinsurance that would be ceded to insolvent reinsurers or to commuted reinsurance contracts for both reported claims and for IBNR. These amounts

97            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

were then deducted from the indicated amount of reinsurance recoverable. The year-end 2009 analysis reflected an update to the comprehensive analysis of reinsurance recoverability that was first completed in 2005 and updated each subsequent year. All asbestos accounts for which there was a significant amount of expected unreported losses based on the 2009 review were analyzed to determine the appropriate reserve net of reinsurance.

    AIG also completed a top-down report year projection as well as a market share projection of its indicated asbestos and environmental loss reserves. These projections consist of a series of tests performed separately for asbestos and for environmental exposures.

    For asbestos, these tests project the losses expected to be reported over the next 17 years, i.e., from 2010 through 2026, based on the actual losses reported through 2009 and the expected future loss emergence for these claims. Three scenarios were tested, with a series of assumptions ranging from more optimistic to more conservative.

    For environmental claims, an analogous series of frequency/severity tests are produced. Environmental claims from future report years (i.e., IBNR) are projected out seven years, i.e., through the year 2016.

    At year-end 2009, AIG considered a number of factors and recent experience in addition to the results of the respective top-down and ground-up analyses performed for asbestos and environmental reserves. AIG considered the significant uncertainty that remains as to AIG's ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

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

    After carefully considering the results of the ground-up analysis, which AIG updates on an annual basis, as well as all of the above factors, including the recent report year experience, AIG increased its gross asbestos reserves by $300 million and increased its net asbestos reserves by $75 million. Additionally, during 2009 a moderate amount of adverse incurred loss development pertaining to asbestos was reflected, which was primarily attributed to several large accounts.

    Upon completion of the environmental top-down report year analysis performed in the fourth quarter of 2009, a minor adjustment to net reserves was recognized.

AIG 2009 Form 10-K            98

American International Group, Inc., and Subsidiaries

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	2009		2008		2007
As of or for the Years Ended December 31, (in millions)
	Gross	Net	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,443	$1,200	$3,864	$1,454	$4,523	$1,889
Dispositions(a)	(84)	(21)	-	-	-	-
Losses and loss expenses incurred(b)	482	151	273	53	96	5
Losses and loss expenses paid(b)	(605)	(179)	(694)	(307)	(755)	(440)

Liability for unpaid claims and claims adjustment expense at end of year	$3,236	$1,151	$3,443	$1,200	$3,864	$1,454

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$417	$194	$515	$237	$629	$290
Dispositions(a)	(37)	(7)	-	-	-	-
Losses and loss expenses incurred(b)	2	4	(44)	(2)	10	13
Losses and loss expenses paid(b)	(44)	(32)	(54)	(41)	(124)	(66)

Liability for unpaid claims and claims adjustment expense at end of year	$338	$159	$417	$194	$515	$237

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,860	$1,394	$4,379	$1,691	$5,152	$2,179
Dispositions(a)	(121)	(28)	-	-	-	-
Losses and loss expenses incurred(b)	484	155	229	51	106	18
Losses and loss expenses paid(b)	(649)	(211)	(748)	(348)	(879)	(506)

Liability for unpaid claims and claims adjustment expense at end of year	$3,574	$1,310	$3,860	$1,394	$4,379	$1,691

(a)
Includes reserves for Transatlantic, which was deconsolidated during the second quarter of 2009 and 21st Century which was sold in the third quarter of 2009.

(b)
All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

    The current environmental policies that AIG underwrites on a claims-made basis have been excluded from the table above.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

	2009		2008		2007
At December 31, (in millions)
	Gross	Net	Gross	Net	Gross	Net

Asbestos	$2,072	$863	$2,301	$939	$2,701	$1,145
Environmental	161	71	249	99	325	131

Combined	$2,233	$934	$2,550	$1,038	$3,026	$1,276

99            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents a summary of asbestos and environmental claims count activity:

	2009			2008			2007
As of or for the Years Ended December 31,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,780	6,674	12,454	6,563	7,652	14,215	6,878	9,442	16,320
Claims during year:
Opened	615	983	1,598	639	1,065	1,704	656	937	1,593
Settled	(243)	(215)	(458)	(219)	(207)	(426)	(150)	(179)	(329)
Dismissed or otherwise resolved	(735)	(1,448)	(2,183)	(1,203)	(1,836)	(3,039)	(821)	(2,548)	(3,369)

Claims at end of year	5,417	5,994	11,411	5,780	6,674	12,454	6,563	7,652	14,215

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at December 31, 2009, 2008 and 2007. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The December 31, 2009 gross asbestos survival ratio is lower than the ratio at December 31, 2008 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at December 31, 2009 by approximately 0.9 years and 1.9 years, respectively; reduced gross and net asbestos survival ratios at December 31, 2008 by approximately 1.1 years and 2.4 years, respectively; and reduced gross and net asbestos survival ratios at December 31, 2007 by approximately 1.3 years and 2.6 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG's determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

The following table presents AIG's survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

Years Ended December 31,	Gross	Net

2009
Survival ratios:
Asbestos	4.7	3.7
Environmental	4.5	3.5
Combined	4.7	3.7

2008
Survival ratios:
Asbestos	5.2	3.7
Environmental	4.4	3.5
Combined	5.1	3.7

2007
Survival ratios:
Asbestos	7.1	5.6
Environmental	4.7	3.7
Combined	6.7	5.2

AIG 2009 Form 10-K            100

American International Group, Inc., and Subsidiaries

Domestic Life Insurance & Retirement Services Operations

    AIG's Domestic Life Insurance & Retirement Services segment, operating as SunAmerica Financial Group, is comprised of several life insurance and retirement services businesses that market their products and services under the brands of American General, AGLA, VALIC, Western National, SunAmerica Retirement Markets, SunAmerica Mutual Funds, SunAmerica Affordable Housing Partners, FSC Securities, Royal Alliance and SagePoint Financial. The businesses offer a comprehensive suite of life insurance, retirement savings products and guaranteed income solutions through an established multi-channel distribution network that includes banks, national, regional and independent broker-dealers, career financial advisors, wholesale life brokers, insurance agents and a direct-to-consumer platform.

    AIG's Domestic Life Insurance businesses offer a broad range of protection products, including individual term and universal life insurance, and group life and health products. In addition, Domestic Life Insurance offers a variety of payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. Domestic Retirement Services businesses offer group retirement products and individual fixed and variable annuities. Certain previously acquired closed blocks and other fixed and variable annuity blocks that have been discontinued are reported as "runoff" annuities. Domestic Retirement Services also maintains a runoff block of Guaranteed Investment Contracts (GICs) that were written in (or issued to) the institutional market place prior to 2006.

    In managing its Domestic Life Insurance & Retirement Services businesses, AIG analyzes the operating performance of each business using pre-tax income (loss) before net realized capital gains (losses). Pre-tax income (loss) before net realized capital gains (losses) is not a substitute for pre-tax income determined in accordance with U.S. GAAP. However, AIG believes that the presentation of pre-tax income (loss) before net realized capital gains (losses) enhances the understanding of the underlying profitability of the ongoing operations of the Domestic Life Insurance & Retirement Services businesses. The reconciliations to pre-tax income are provided in the tables that follow.

    In order to better align financial reporting to be consistent with the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, beginning in 2009, results for certain brokerage service, mutual fund, GIC and other asset management activities previously reported in the Asset Management segment are now included in Domestic Life Insurance & Retirement Services. The remaining Asset Management operations are now included in AIG's Other operations category. See Capital Resources and Liquidity — AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due — Asset Disposition Plan for discussion of the sale of AIG's investment advisory and third party institutional asset management business. Prior period amounts have been revised to conform to the current presentation.

Domestic Life Insurance & Retirement Services Results

The following table presents Domestic Life Insurance & Retirement Services results:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Premiums and other considerations	$5,327	$7,644	$7,342	(30)%	4%
Net investment income	9,553	9,134	13,582	5	(33)
Policyholder benefits and claims incurred	9,097	11,535	11,572	(21)	-
Policy acquisition and other expenses	3,448	3,779	3,547	(9)	7

Pre-tax income before net realized capital losses	2,335	1,464	5,805	59	(75)
Net realized capital losses	(3,514)	(36,412)	(2,735)	-	-

Pre-tax income (loss)	$(1,179)	$(34,948)	$3,070	-%	-%

101            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

2009 and 2008 Comparison

    Domestic Life Insurance & Retirement Services reported an increase in pre-tax income before net realized capital losses in 2009 compared to 2008 primarily due to the following:

    •
    growth in net investment income as a result of growth in partnership returns ($264 million of income in 2009 compared with losses of $1.2 billion in 2008) as well as lower losses from valuation adjustments from the investment in ML II, which offset the negative effects of higher liquidity in the investment portfolios;

    •
    goodwill impairment charges that were $1.1 billion lower in 2009 compared to 2008; and

    •
    DAC and SIA unlocking and related reserve strengthening charges of $601 million in 2009 in the Domestic Retirement Services operations resulting from reductions in the long-term growth assumptions for group retirement products and individual variable annuities, and projected increases in surrenders for individual fixed annuities, compared to DAC and SIA charges and related reserve strengthening of $1.5 billion in 2008.

    These improvements were partially offset by DAC and sale inducement assets (SIA) benefits related to net realized capital losses of $108 million in 2009 compared to $2.5 billion in 2008.

    The reduction in the pre-tax loss for Domestic Life Insurance & Retirement Services in 2009 compared to 2008 reflected a decline in net realized capital losses due principally to significant decline in other-than-temporary impairments in 2009. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

2008 and 2007 Comparison

    Domestic Life Insurance & Retirement Services reported a significant decrease in pre-tax income (loss) before net realized capital losses in 2008 compared to 2007 primarily due to the following:

    •
    DAC and SIA unlocking and related reserve strengthening of $1.5 billion in the Domestic Retirement Services operations resulting from the weakness in the equity markets, the significantly higher surrender activity resulting from AIG's liquidity issues beginning in mid-September of 2008;

    •
    goodwill impairment charges in 2008 of $1.2 billion in the Domestic Life Insurance and Domestic Retirement Services companies; and

    •
    lower net investment income resulting from partnership losses in 2008, lower yield enhancement income and reduced overall investment yield from increased levels of short-term investments.

    These declines were partially offset by DAC and SIA benefits related to net realized capital losses of $2.5 billion in 2008 compared to $215 million in 2007.

    The pre-tax loss for Domestic Life Insurance & Retirement Services in 2008 reflected higher net realized capital losses compared to 2007 due principally to significant other-than-temporary impairments in 2008.

Domestic Life Insurance Results

The following table presents Domestic Life Insurance results:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Premiums and other considerations	$4,252	$6,248	$5,836	(32)%	7%
Net investment income	3,819	3,823	4,019	-	(5)
Policyholder benefits and claims incurred	5,026	6,862	6,599	(27)	4
Policy acquisition and other expenses	1,714	1,885	1,816	(9)	4

Pre-tax income before net realized capital losses	1,331	1,324	1,440	1	(8)
Net realized capital losses	(712)	(11,554)	(796)	-	-

Pre-tax income (loss)	$619	$(10,230)	$644	-%	-%

AIG 2009 Form 10-K            102

American International Group, Inc., and Subsidiaries

2009 and 2008 Comparison

    Domestic Life Insurance premiums and other considerations declined $2.0 billion in 2009 compared to 2008 primarily due to lower sales of payout annuity products and the sale of AIG Life Canada effective April 1, 2009, which similarly resulted in a decline in policyholder benefits and claims incurred of $1.8 billion. Policy acquisition and other insurance expenses declined due to expense reductions, partially offset by higher restructuring costs.

    Domestic Life Insurance pre-tax income before net realized capital losses increased slightly in 2009 compared to 2008 primarily due to the following:

    •
    increase in net investment income of $48 million related to lower fair value losses in the investment in ML II compared to 2008;

    •
    goodwill impairment charges in 2008 of $403 million; and

    •
    favorable mortality experience in life insurance in 2009.

    Partially offsetting the increase were:

    •
    lower net investment income due to reduced overall investment yields from increased levels of short-term investments and an increase in partnership losses;

    •
    a DAC benefit related to net realized capital losses of $35 million in 2009 compared to a benefit of $364 million in 2008;

    •
    a $33 million increase in restructuring expenses in 2009 compared to 2008; and

    •
    a reduction in unearned revenue liability resulting in a net benefit of $22 million in 2008.

    Pre-tax income for Domestic Life Insurance in 2009 compared to the pre-tax loss in 2008 reflected lower levels of net realized capital losses in 2009, due principally to an $8.6 billion decline in other-than-temporary impairment charges. Other-than-temporary impairment charges in 2008 included $5.5 billion of charges related to AIG's U.S. securities lending program which was terminated in December 2008.

2008 and 2007 Comparison

    Domestic Life Insurance premiums and other considerations increased in 2008 primarily due to higher sales of payout annuity products, which had a corresponding effect on policyholder benefits and claims incurred. Policy acquisition and other expenses increased from 2007 as goodwill impairment charges and restructuring costs were only partially offset by the DAC benefit related to realized capital losses.

    Domestic Life Insurance pre-tax income before net realized capital losses decreased slightly in 2008 compared to 2007 primarily due to the following:

    •
    lower net investment income, reflecting reduced overall investment yields from increased levels of short-term investments and lower partnership and call and tender income;

    •
    goodwill impairment charges of $403 million in 2008;

    •
    restructuring expenses in 2008; and

    •
    an increase of $12 million in 2008 policyholder benefit reserves related to a workers' compensation reinsurance program compared to a reduction in expense of $52 million in 2007.

    Partially offsetting these declines were:

    •
    growth in the underlying business in force and favorable mortality experience in life insurance;

    •
    a DAC benefit related to realized capital losses of $364 million in 2008 compared to a benefit of $13 million in 2007;

    •
    a reduction in unearned revenue liability resulting in a net benefit of $22 million in 2008; and

    •
    a $30 million adjustment to increase payout annuity reserves in 2007.

103            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    The pre-tax loss for Domestic Life Insurance in 2008 reflected higher levels of net realized capital losses compared to 2007, due principally to an $8.7 billion increase in other-than-temporary impairment charges. Other-than-temporary impairment charges in 2008 included $5.5 billion of charges related to the termination of AIG's U.S. securities lending program discussed above.

Domestic Life Insurance Sales and Deposits

The following table summarizes Life Insurance sales and deposits by product*:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Life insurance
Periodic premium by product:
Universal life	$53	$167	$230	(68)%	(27)%
Variable universal life	19	63	55	(70)	15
Term life	73	210	219	(65)	(4)
Whole life/other	4	11	9	(64)	22

Total periodic premiums by product	149	451	513	(67)	(12)
Group life/health	89	121	118	(26)	3
Unscheduled and single deposits	63	267	426	(76)	(37)

Total life insurance	301	839	1,057	(64)	(21)

Career distribution
By product:
Periodic life insurance premiums	75	76	80	(1)	(5)
Unscheduled and single deposits	18	21	18	(14)	17
Accident and health insurance	8	11	16	(27)	(31)
Fixed annuities	143	199	116	(28)	72

Total career distribution	244	307	230	(21)	33

Payout annuities	963	2,893	2,612	(67)	11
Individual fixed and runoff annuities	760	930	420	(18)	121

Total sales and deposits	$2,268	$4,969	$4,319	(54)%	15%

*
Includes divested operations. Life insurance sales include periodic premium from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Sales of group accident and health insurance represent annualized first year premium from new policies. Annuity sales represent deposits from new and existing customers.

2009 and 2008 Comparison

    Total Domestic Life Insurance sales and deposits decreased significantly in 2009 compared to 2008 primarily due to lower payout annuities, life insurance premiums and the sale of AIG Life Canada. Payout annuities sales and life insurance premiums decreased primarily due to lower financial strength ratings and the lingering effects of negative AIG publicity.

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

AIG 2009 Form 10-K            104

American International Group, Inc., and Subsidiaries

Domestic Retirement Services Results

The following table presents Domestic Retirement Services results:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Premiums and other considerations	$1,075	$1,396	$1,506	(23)%	(7)%
Net investment income	5,734	5,311	9,563	8	(44)
Policyholder benefits and claims incurred	4,071	4,673	4,973	(13)	(6)
Policy acquisition and other expenses	1,734	1,894	1,731	(8)	9

Pre-tax income before net realized capital gains (losses)	1,004	140	4,365	-	(97)
Net realized capital losses	(2,802)	(24,858)	(1,939)	-	-

Pre-tax income (loss)	$(1,798)	$(24,718)	$2,426	-%	-%

2009 and 2008 Comparison

    Domestic Retirement Services reported an increase in pre-tax income before net realized capital gains (losses) in 2009 compared to 2008 primarily due to the following:

  •
  higher net investment income due to a $1.5 billion increase in partnership income and a $103 million decline in fair value losses on the economic interest in ML II;

  •
  a reduced amount of negative DAC and SIA unlockings and related reserve strengthening of $895 million compared to 2008. Unlockings in 2009 primarily were the result of reductions in the long-term growth assumptions for group retirement products and individual variable annuities, deteriorating equity market conditions early in the year and projected increases in surrenders for individual fixed annuities. Unlockings in 2008 were primarily related to deteriorating equity market conditions for individual variable annuities and projected increases in surrenders for all product lines; and

  •
  lower goodwill impairment charges of $736 million compared to 2008.

    Partially offsetting these benefits were:

  •
  reduced DAC and SIA benefits of $2.1 billion from lower net realized capital losses in 2009 compared to 2008;

  •
  a decrease in investment income due to lower reserves and assets in the GIC and fixed annuity blocks. As the GIC block is in runoff, AIG anticipates reserve and asset declines in future periods; and

  •
  a decline in fee income related to lower average policyholder account values.

    The reduced pre-tax loss for Domestic Retirement Services in 2009 reflected lower levels of net realized capital losses compared to 2008 principally from lower other-than-temporary impairment charges of $18.1 billion, a $2.9 billion decline in trading losses related to AIG's U.S. securities lending program and a $1.2 billion increase in earnings from the change in fair value of embedded policy derivative liabilities, net of related economic hedges, driven by improved bond and equity market conditions. Other-than-temporary impairment charges in 2008 included $11.2 billion of charges related to AIG's U.S. securities lending program which was terminated in December 2008.

2008 and 2007 Comparison

    Domestic Retirement Services reported a significant decline in pre-tax income before net realized capital gains (losses) in 2008 compared to 2007 primarily due to the following:

  •
  lower net investment income due to $1.2 billion of partnership losses in 2008 compared to partnership income of $2.0 billion in 2007, lower yield enhancement income and reduced overall investment yield from increased levels of short-term investments;

  •
  DAC unlocking and related reserve strengthening in 2008 of $1.5 billion resulting primarily from projected increases in surrenders and the deteriorating equity markets in 2008; and

  •
  goodwill impairment charges of $817 million in 2008.

    These charges were partially offset by DAC and SIA benefits of $2.2 billion in 2008 related to the net realized capital losses as compared to benefits of $202 million in 2007.

105            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    The pre-tax loss for Domestic Retirement Services in 2008 reflected higher levels of net realized capital losses compared to 2007 due to a $19.6 billion increase in other-than-temporary impairment charges, a $2.8 billion increase in trading losses related to AIG's U.S. securities lending program and an $850 million increase in losses from the change in fair value of embedded policy derivative liabilities, net of related economic hedges, driven by poor equity market conditions. Other-than-temporary impairment charges in 2008 included $11.2 billion of charges related to AIG's U.S. securities lending program which was terminated in December 2008.

Domestic Retirement Services Sales and Deposits

The following table presents the account value rollforward for Domestic Retirement Services:

Years Ended December 31, (in millions)	2009	2008	2007

Group retirement products
Balance, beginning of year	$56,861	$68,109	$64,357
Deposits — annuities	4,856	5,661	5,898
Deposits — mutual funds	1,345	1,520	1,633

Total Deposits	6,201	7,181	7,531
Surrenders and other withdrawals	(7,233)	(6,693)	(6,551)
Death benefits	(275)	(246)	(262)

Net inflows (outflows)	(1,307)	242	718
Change in fair value of underlying investments, interest credited, net of fees	7,865	(11,490)	3,034

Balance, end of year	$63,419	$56,861	$68,109

Individual fixed annuities
Balance, beginning of year	$48,394	$50,508	$52,685
Deposits	5,348	7,276	5,085
Surrenders and other withdrawals	(6,715)	(9,571)	(7,565)
Death benefits	(1,700)	(1,721)	(1,667)

Net inflows (outflows)	(3,067)	(4,016)	(4,147)
Change in fair value of underlying investments, interest credited, net of fees	1,875	1,902	1,970

Balance, end of year	$47,202	$48,394	$50,508

Individual variable annuities
Balance, beginning of year	$23,593	$33,108	$31,093
Deposits	891	3,455	4,472
Surrenders and other withdrawals	(2,667)	(4,240)	(4,158)
Death benefits	(404)	(480)	(497)

Net inflows (outflows)	(2,180)	(1,265)	(183)
Change in fair value of underlying investments, interest credited, net of fees	3,224	(8,250)	2,198

Balance, end of year	$24,637	$23,593	$33,108

Total Domestic Retirement Services
Balance, beginning of year	$128,848	$151,725	$148,135
Deposits	12,440	17,912	17,088
Surrenders and other withdrawals	(16,615)	(20,504)	(18,274)
Death benefits	(2,379)	(2,447)	(2,426)

Net inflows (outflows)	(6,554)	(5,039)	(3,612)
Change in fair value of underlying investments, interest credited, net of fees	12,964	(17,838)	7,202

Balance, end of year, excluding runoff	135,258	128,848	151,725
Individual annuities runoff	4,637	5,079	5,690
GICs runoff	8,536	14,608	24,890

Balance at end of year	$148,431	$148,535	$182,305

General and separate account reserves and mutual funds
General account reserve	$94,912	$103,748	$113,691
Separate account reserve	45,444	38,499	60,461

Total general and separate account reserves	140,356	142,247	174,152
Group retirement mutual funds	8,075	6,288	8,153

Total reserves and mutual funds	$148,431	$148,535	$182,305

AIG 2009 Form 10-K            106

American International Group, Inc., and Subsidiaries

2009 and 2008 Comparison

    Deposits have been negatively affected by lower AIG ratings and the lingering effects of negative AIG publicity. For individual variable annuities, the decrease in 2009 compared to 2008 is also attributable to a general decline in industry sales volumes. Individual fixed and variable annuity sales have decreased due to the temporary suspension of product sales at certain selling organizations due to the effect of the AIG events. However, deposits for individual fixed annuities increased in the second half of 2009 primarily due to increased demand for guaranteed products as well as reinstatement of sales at certain financial institutions that had previously suspended sales.

    Surrenders and other withdrawals increased in 2009 for group retirement products primarily due to higher large group surrenders. However, surrender rates and withdrawals have improved for individual fixed annuities and individual variable annuities.

2008 and 2007 Comparison

    Deposits were negatively affected by the AIG ratings downgrades and AIG's liquidity issues commencing in September 2008. The decrease in group retirement products deposits was due to a decline in both group annuity deposits and group mutual fund deposits. The improvement in individual fixed annuity deposits was due to a steepened yield curve, providing the opportunity to offer higher interest crediting rates than certificates of deposits and mutual fund money market rates available at the time. Both group retirement products and individual fixed annuities deposits decreased after the AIG ratings downgrades. Individual variable annuity product sales declined due to the AIG ratings downgrades and continued weakness in the equity markets.

    Group retirement products and individual annuities surrenders and other withdrawals increased in all three product lines in 2008 compared to 2007 primarily due to the AIG ratings downgrades and AIG's liquidity issues.

The following table presents reserves by surrender charge category and surrender rates:

At December 31, (in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

2009
No surrender charge	$47,854	$11,444	$11,161
0% – 2%	1,509	3,054	4,094
Greater than 2% – 4%	1,918	5,635	2,066
Greater than 4%	3,213	23,885	6,758
Non-Surrenderable	850	3,184	558

Total Reserves	$55,344	$47,202	$24,637

Surrender rates	12.3%	14.4%	12.1%

2008
No surrender charge	$43,797	$10,287	$8,594
0% – 2%	1,320	3,043	3,097
Greater than 2% – 4%	1,714	6,711	2,187
Greater than 4%	2,710	25,110	7,663
Non-Surrenderable	1,032	3,243	2,052

Total Reserves	$50,573	$48,394	$23,593

Surrender rates	10.5%	18.8%	14.9%

*
Excludes mutual funds of $8.1 billion and $6.3 billion in 2009 and 2008, respectively.

Foreign Life Insurance & Retirement Services Operations

    AIG's Foreign Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health

107            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

products, group products including pension, life and health, and fixed and variable annuities. The Foreign Life Insurance & Retirement Services products are sold through independent producers, career agents, financial institutions and direct marketing channels.

    In managing its Foreign Life Insurance & Retirement Services businesses, AIG analyzes the operating performance of each business using pre-tax income (loss) before net realized capital gains (losses). Pre-tax income (loss) before net realized capital gains (losses) is not a substitute for pre-tax income determined in accordance with U.S. GAAP. However, AIG believes that the presentation of pre-tax income (loss) before net realized capital gains (losses) enhances the understanding of the Foreign Life Insurance & Retirements Services businesses results of operations by highlighting the results from ongoing operations and the underlying profitability of its businesses. The reconciliations to pre-tax income are provided in the table that follows.

    In order to better align financial reporting with the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, beginning in 2009, the Foreign Life Insurance & Retirement Services results include the equity income (loss) from certain equity method investments, which were previously included as part of AIG's Other operations category. Prior period amounts have been revised to conform to the current presentation.

Foreign Life Insurance & Retirement Services Results

The following table presents Foreign Life Insurance & Retirement Services results:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Japan & Other:
Premiums and other considerations	$13,473	$14,513	$12,387	(7)%	17%
Net investment income	6,230	981	6,084	-	(84)
Policyholder benefits and claims incurred	11,464	7,115	11,097	61	(36)
Policy acquisition and other expenses	5,183	5,372	4,035	(4)	33

Pre-tax income before net realized capital gains (losses)	3,056	3,007	3,339	2	(10)
Net realized capital losses	(1,756)	(5,693)	(294)	-	-

Pre-tax income (loss)	$1,300	$(2,686)	$3,045	-%	-%

Asia:
Premiums and other considerations	$9,301	$10,197	$9,349	(9)%	9%
Net investment income	5,272	(824)	4,100	-	-
Policyholder benefits and claims incurred	10,461	4,484	9,856	133	(55)
Policy acquisition and other expenses	2,608	3,020	1,455	(14)	108

Pre-tax income before net realized capital gains (losses)	1,504	1,869	2,138	(20)	(13)
Net realized capital gains (losses)	417	(2,515)	169	-	-

Pre-tax income (loss)	$1,921	$(646)	$2,307	-%	-%

Total Foreign Life Insurance & Retirement Services:
Premiums and other considerations	$22,774	$24,710	$21,736	(8)%	14%
Net investment income	11,502	157	10,184	-	(98)
Policyholder benefits and claims incurred	21,925	11,599	20,953	89	(45)
Policy acquisition and other expenses	7,791	8,392	5,490	(7)	53

Pre-tax income before net realized capital losses	4,560	4,876	5,477	(6)	(11)
Net realized capital losses	(1,339)	(8,208)	(125)	-	-

Pre-tax income (loss)	$3,221	$(3,332)	$5,352	-%	-%

    AIG transacts business in most major foreign currencies and therefore Premiums and other considerations reported in U.S. dollars vary by volume and from changes in foreign currency translation rates.

AIG 2009 Form 10-K            108

American International Group, Inc., and Subsidiaries

The following table summarizes the effect of changes in foreign currency exchange rates on the growth of the Foreign Life Insurance & Retirement Services Premiums and other considerations:

Years Ended December 31,	2009	2008

Increase (decrease) in original currency*	(7.6)%	7.5%
Foreign exchange effect	(0.2)	6.2

Growth as reported in U.S. dollars	(7.8)%	13.7%

*
Computed using a constant exchange rate each period.

2009 and 2008 Comparison

    Premiums and other considerations declined due to lower credit life premium revenues in Europe, the sale of the Brazil operations in 2008 and lower fee income related to investment-linked products. Net investment income increased significantly in 2009 compared to 2008 due to policyholder trading gains which increased $10.8 billion, higher partnership and mutual fund returns and trading gains in the U.K. Policyholder trading gains (losses) are offset by a change in policyholder benefits and claims incurred. The decrease in policy acquisition and other expenses resulted from lower new business sales.

    Pre-tax income before net realized capital losses for Foreign Life Insurance & Retirement Services declined in 2009 compared to 2008 primarily due to the following:

  •
  a $134 million loss recognition charge related to the Philippine operations;

  •
  actuarial charges related to unlocking of assumptions and changes in estimates of $111 million in 2009 primarily due to higher than anticipated surrenders related to a certain product in Korea, compared to a benefit of $51 million in 2008;

  •
  lower assets under management in investment-linked and retirement services portfolios in the U.K., Japan and Asia;

  •
  lower investment margins due to de-risking activities and higher short-term liquidity in certain businesses;

  •
  lower pre-tax income of $276 million related to the sale of the Brazil operations on November 30, 2008;

  •
  actuarial charges in 2009 of $91 million for changes in estimate related to the ongoing project to increase standardization of AIG's actuarial systems and processes compared to a benefit of $154 million in 2008;

  •
  higher expenses due to restructuring activities, including a $91 million impairment of capitalized costs in Japan related to the decision to terminate the previously planned merger of AIG Star Life and AIG Edison Life; and

  •
  a charge of $58 million in 2009 related to a security breach with respect to policyholder data in Japan.

    These declines were partially offset by the following:

  •
  partnership and mutual fund income, net of policyholder trading gains and policyholder participating share, of $102 million in 2009 compared to losses of $496 million in 2008;

  •
  losses of $2 million in 2009 related to trading gains (losses) and change in benefit reserves associated with investment-oriented products in the U.K. compared to losses of $413 million in 2008; and

  •
  DAC and SIA benefits related to Net realized capital gains (losses) of $371 million in 2009 compared to benefits of $132 million in 2008.

    Pre-tax income for Foreign Life Insurance & Retirement Services in 2009 reflected a decline in net realized capital losses compared to 2008 due principally to a significant decline in other-than-temporary impairments.

109            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

2008 and 2007 Comparison

    Premiums and other considerations increased primarily due to growth in new business related to life insurance products in Japan and Korea, as well as group credit life sales in Europe. Net investment income declined in 2008 compared to 2007 largely due to policyholder trading losses of $6.8 billion in 2008 compared to gains of $2.9 billion in 2007. The increase in policy acquisition and other expenses was due to higher DAC amortization related to higher surrender benefits as a result of the implementation of the new fair value option accounting standard in 2008, benefits related to actuarial adjustments in 2007 and the effect of foreign exchange.

    Pre-tax income before net realized capital gains (losses) for Foreign Life Insurance & Retirement Services declined in 2008 compared to 2007 primarily due to the following:

  •
  higher losses of $262 million on certain investment-oriented products in the U.K. due to mark-to-market trading losses partially offset by a positive change in benefit reserves resulting from changes to the Premier Access Bond product following significant surrender activity as a result of the AIG liquidity issues in mid-September of 2008;

  •
  higher benefit costs, net of related DAC unlocking, of $106 million principally related to volatility in the Japanese equity market and declines in interest rates; and

  •
  the project to increase standardization of AIG's actuarial systems and processes throughout the world which resulted in a favorable effect on pre-tax income of $154 million for 2008 compared to a charge of $39 million in 2007.

    Partially offsetting these items were the following:

  •
  the effect of growth in the underlying business in force and the positive effect of foreign exchange;

  •
  remediation related charges of $101 million in 2007; and

  •
  additional claims expense in 2007 of $67 million related to an industry-wide regulatory claims review in Japan.

    The pre-tax loss for Foreign Life Insurance & Retirement Services in 2008 reflected higher net realized capital losses compared to 2007 due principally to significant other-than-temporary impairments in 2008.

Foreign Life Insurance & Retirement Services Sales and Deposits*

The following table summarizes first year premium, single premium and annuity deposits for Foreign Life Insurance & Retirement Services:

				Percentage Increase (Decrease)
				2009 vs 2008		2008 vs 2007
Years Ended December 31, (in millions)	2009	2008	2007	U.S. $	Original Currency	U.S. $	Original Currency

First year premium	$3,711	$4,231	$4,182	(12)%	(10)%	1%	(2)%
Single premium	2,629	10,468	15,001	(75)	(73)	(30)	(31)
Annuity deposits	2,504	17,238	19,092	(85)	(85)	(10)	(11)

*
Excludes divested operations.

2009 and 2008 Comparison

    First year premium sales in 2009 decreased compared to 2008 primarily due to decreases in life insurance and personal accident sales which were partially offset by higher group products sales. Life insurance sales of investment-linked products in Asia were adversely affected by equity market performance and the negative effect of foreign exchange translation. Life insurance sales in Japan increased as a result of sales incentives and the positive effect of foreign exchange translation while personal accident sales declined. Group product sales increased primarily due to large group cases in Australia.

AIG 2009 Form 10-K            110

American International Group, Inc., and Subsidiaries

    Single premium sales in 2009 decreased significantly compared to 2008 primarily due to lower sales of the guaranteed income bond product in the U.K. resulting from poor market conditions and the effect of the adverse AIG publicity. In Japan, single premium sales declined primarily due to the temporary suspension of sales by banks of AIG products. Single premium sales also decreased in Asia reflecting customers concerns about equity markets performance earlier in the year.

    Annuity deposits decreased significantly in 2009 compared to 2008 primarily due to the decline in individual variable annuity deposits in the U.K. and individual fixed annuity deposits in Japan. Investment-linked deposits in the U.K. decreased significantly in 2009 resulting from declines in the U.K. Premier Access Bond product following significant surrender activity as a result of AIG events. Adverse AIG publicity and the uncertainty of AIG's Japan life operations restructuring continued to negatively affect deposits in Japan during 2009 due to the suspension of sales by banks of AIG products.

2008 and 2007 Comparison

    First year premium sales in 2008 improved slightly compared to 2007 primarily due to increases in group product sales, particularly in Japan, Australia and the Middle East, partially offset by decreases in life insurance and personal accident sales. In Japan, life insurance sales were lower due to reduced levels of increasing term sales and lower sales in the fourth quarter of 2008 related to negative publicity regarding AIG. Also in Japan, personal accident sales declined in the direct marketing distribution channel due to lower response rates resulting from market saturation.

    Single premium sales in 2008 declined compared to 2007 primarily due to lower sales of the guaranteed income bond product in the U.K. which fell as customers shifted to variable annuity products during the first three quarters of 2008 and then were significantly negatively affected in the fourth quarter by negative publicity regarding AIG. Single premium sales in Asia also dropped as customers became concerned about declining equity markets, particularly in Hong Kong, Singapore and China.

    Annuity deposits decreased in 2008 compared to 2007 as the decline in individual variable annuity deposits more than offset the increase in individual fixed annuity deposits. Investment-linked deposits in the U.K. decreased significantly in the fourth quarter of 2008 due to negative publicity regarding AIG. In Japan, individual fixed annuity deposits increased in 2008 compared to 2007 due primarily to a favorable exchange rate environment for non-yen denominated products. However, negative publicity regarding AIG and the planned disposition of AIG's Japan life operations negatively affected deposits in the fourth quarter of 2008 as banks suspended the distribution of AIG products.

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

111            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

intent to refocus on its core businesses, in late 2008 AIGFP began to unwind its businesses and portfolios, including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities.

    Historically, AIG's Capital Markets operations derived a significant portion of their revenues from hedged financial positions entered into in connection with counterparty transactions. AIGFP has also participated as a dealer in a wide variety of financial derivatives transactions. Revenues and pre-tax income of the Capital Markets operations and the percentage change in these amounts for any given period are significantly affected by changes in the fair value of AIGFP's assets and liabilities and by the number, size and profitability of transactions entered into during that period relative to those entered into during the comparative period.

Consumer Finance

    AIG's Consumer Finance operations in North America are principally conducted through AGF. AGF derives most of its revenues from finance charges assessed on real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables.

    AIG's foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. At December 31, 2009, AIGCFG had operations in Argentina, Poland, Taiwan, India and Colombia. During 2009 and through February 17, 2010, AIG has completed the sale of the AIGCFG operations in China, Thailand, the Philippines, Mexico, Hong Kong, Brazil, Russia and Taiwan. AIG has also entered into contracts to sell the AIGCFG operations in Argentina, Colombia and Poland.

Financial Services Results

Financial Services results were as follows:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Revenues:
Aircraft Leasing	$5,288	$5,075	$4,694	4%	8%
Capital Markets	662	(40,333)	(9,979)	-	-
Consumer Finance	3,096	3,849	3,655	(20)	5
Other, including intercompany adjustments	530	314	321	69	(2)

Total	$9,576	$(31,095)	$(1,309)	-%	-%

Pre-tax income (loss):
Aircraft Leasing	$1,385	$1,116	$873	24%	28%
Capital Markets	180	(40,471)	(10,557)	-	-
Consumer Finance	(985)	(1,261)	171	-	-
Other, including intercompany adjustments	(63)	(205)	(2)	-	-

Total	$517	$(40,821)	$(9,515)	-%	-%

2009 and 2008 Comparison

    Financial Services reported pre-tax income in 2009 compared to a very significant pre-tax loss in 2008 primarily due to the following:

  •
  AIGFP reported unrealized market valuation gains related to its super senior credit default swap portfolios of $1.4 billion in 2009 and unrealized market valuation losses of $28.6 billion in 2008. The operating results in 2009 and 2008 include net gains of $2.8 billion and net losses of $9.3 billion, respectively, representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including credit valuation adjustment gains of $52 million and $185 million, respectively, reflected in Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio. Interest expense on intercompany borrowings and

AIG 2009 Form 10-K            112

American International Group, Inc., and Subsidiaries

    the effect on operating results related to the continued wind-down of AIGFP's portfolios in 2009 partially offset the unrealized market valuation gains related to AIGFP's credit default swap portfolios and the gains related to the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities.

  •
  ILFC pre-tax income increased 24 percent or $269 million in 2009 compared to 2008. Rental revenues increased $332 million and interest expense decreased $212 million in 2009 compared to 2008. The rental revenues increase was driven to a large extent by a larger aircraft fleet and the interest expense decrease resulted from lower composite borrowing rates. These results were partially offset by higher depreciation expense and provision for overhauls, lower flight equipment marketing revenue, and aircraft impairment charges in 2009 of $51 million.

  •
  Consumer Finance operations reported a decrease in pre-tax losses in 2009 compared to 2008 primarily due to goodwill impairment charges recorded in 2008 for AGF and AIGCFG of $341 million and $343 million, respectively. Partially offsetting this benefit was an increase in AGF's pre-tax loss in 2009 compared to 2008, primarily due to lower finance charges and other revenues reflecting losses on the sales of real estate portfolios as part of AGF's liquidity management efforts and higher provision for finance receivable losses resulting from higher levels of delinquencies on AGF's finance receivable portfolio and higher net charge-offs. This increase in pre-tax loss was partially offset by AGF's lower operating expenses and interest expense. AGF's operating expenses declined in 2009 compared to 2008 primarily due to the write-down of AGF's goodwill in 2008, the decision to cease its wholesale originations in 2008 and the closing of 442 AGF branch offices in 2008 and 2009 combined.

2008 and 2007 Comparison

    Financial Services reported increased pre-tax losses in 2008 and 2007 primarily due to the following:

  •
  AIGFP's unrealized market valuation losses related to its super senior credit default swap portfolios of $28.6 billion and $11.5 billion in 2008 and 2007, respectively. AIGFP also recorded pre-tax losses of $9.3 billion in 2008 representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $185 million of gains reflected in the unrealized market valuation loss on the super senior credit default swaps.

  •
  AGF's pre-tax income declined in 2008 compared to 2007 primarily due to increases in the provision for finance receivable losses of $674 million resulting from increases to the allowance for finance receivable losses in response to the higher levels of delinquencies on AGF's finance receivable portfolio, higher net charge-offs, and a goodwill impairment charge of $341 million. As of December 31, 2008, AGF reclassified $1.0 billion of real estate loans to be held for sale due to management's change in intent to hold these receivables. Based on negotiations with prospective purchasers, AGF determined that a write-down of $27 million was necessary to reduce the carrying value of these loans to net realizable value. The sales of these loans were completed in February 2009.

  •
  AIGCFG also recorded a goodwill impairment charge of $343 million in 2008.

  •
  ILFC generated strong pre-tax income growth in 2008 compared to 2007, driven to a large extent by a larger aircraft fleet, higher lease rates and lower composite borrowing rates.

  •
  The net loss in the Other reporting unit resulted primarily from the change in fair value of interest rate swaps on economically hedged exposures.

Capital Markets Results

2009 and 2008 Comparison

    AIGFP reported a pre-tax gain in 2009 compared to a very significant pre-tax loss in 2008 primarily due to a market valuation gain in 2009 compared to a loss in 2008 on its super senior credit default swap portfolio. AIGFP's results also reflect the effects of its wind-down activities. The net pre-tax results were also affected by efforts initiated during

113            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

the first half of 2008 to preserve liquidity. As a result of AIG's intention to refocus on its core business, AIGFP began unwinding its businesses and portfolios. For a further discussion, see Executive Overview — 2010 Business Outlook — Financial Services — Capital Markets.

    AIGFP recognized an unrealized market valuation gain of $1.4 billion in 2009 compared to an unrealized market valuation loss of $28.6 billion in 2008, representing the change in fair value of its super senior credit default swap portfolio. The principal components of the valuation gains and losses recognized were as follows:

  •
  AIGFP recognized an unrealized market valuation gain of $1.9 billion in 2009 with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation loss of $2.3 billion in 2008. During 2009, the valuation of these contracts benefited from the narrowing of corporate credit spreads, while these spreads widened dramatically during 2008.

  •
  AIGFP recognized an unrealized market valuation loss of $669 million in 2009 with respect to CDS transactions written on multi-sector CDOs, compared to unrealized market valuation losses of $25.7 billion in 2008. The decrease in the unrealized market valuation loss on this portfolio was largely due to the substantial decline in outstanding net notional amount resulting from the termination of CDS contracts in the fourth quarter of 2008 in connection with the ML III transaction.

  •
  During the fourth quarter of 2009, one counterparty notified AIG that it will not terminate early two of its prime residential mortgage transactions. With respect to these two transactions, the counterparty no longer has any rights to terminate the transactions early and is required to pay AIG fees on the original notional amounts reduced only by realized losses through the final maturity. Because these two transactions have weighted average lives that are considerably less than their final legal maturities, there is value to AIG due to the counterparty paying its contractual fees beyond the date at which the net notional amounts have fully amortized through the final legal maturity date. As a result, an unrealized market valuation gain of $137 million was recorded in 2009. This gain was partially offset by losses on the mezzanine tranches of those same transactions.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of AIGFP's super senior credit default swap portfolio.

    During 2009, AIGFP:

  •
  recognized a gain of $240 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset backed credits which are not included in the super senior credit default swap portfolio, compared to a net loss of $888 million in 2008;

  •
  incurred an additional charge of $198 million related to a transaction entered into in 2002 whereby AIGFP guaranteed obligations under leases of office space from a counterparty; and

  •
  incurred interest charges of $2.7 billion compared to $1.4 billion in 2008 relating to intercompany borrowings with AIG that are eliminated in consolidation.

    Historically, the most significant component of Capital Markets operating expenses was compensation. For 2009, compensation expense was approximately $98 million, or 19 percent of operating expenses. In addition, AIGFP recognized $153 million in expenses related to pre-existing retention plans and related asset impairment and other expenses. Due to the significant losses recognized by AIGFP during 2008, the entire amount of $563 million accrued under AIGFP's various deferred compensation plans and special incentive plan was reversed in 2008. Total compensation expense in 2008 was $426 million including retention awards.

2008 and 2007 Comparison

    AIGFP's pre-tax loss increased significantly in 2008 compared to 2007 primarily related to its super senior multi-sector CDO credit default swap portfolio and the effect of credit spreads on the valuation of its assets and liabilities. The 2008 net pre-tax loss was driven by the extreme market conditions experienced during 2008 and the effects of downgrades of AIG's credit ratings by the rating agencies.

AIG 2009 Form 10-K            114

American International Group, Inc., and Subsidiaries

    AIG recognized an unrealized market valuation loss of $28.6 billion in 2008 compared to $11.5 billion in 2007, representing the change in fair value of its super senior credit default swap portfolio. The principal components of the loss recognized in 2008 were as follows:

  •
  Approximately $25.7 billion of the loss relates to derivatives written on the super senior tranches of multi-sector CDOs. The material decline in the fair value of these derivatives was caused by significant deterioration in the pricing and credit quality of RMBS, CMBS and CDO securities. Included in this amount is a loss of $4.3 billion with respect to the change in fair value of transactions outstanding at December 31, 2008 having a net notional amount of $12.6 billion. Also included in the unrealized market valuation losses on AIGFP's super senior credit default swap portfolio are losses of approximately $995 million that were subsequently realized through payments to counterparties to acquire at par value the underlying CDO securities with fair values that were less than par. Further, included in the unrealized market valuation losses on AIGFP's super senior credit default swap portfolio are losses of approximately $21.1 billion that were subsequently realized through the termination of contracts through the ML III transaction. See Note 6 to the Consolidated Financial Statements.

  •
  Approximately $2.3 billion relates to derivatives written as part of the corporate arbitrage portfolio. The decline in the fair value of these derivatives was caused by the continued significant widening in corporate credit spreads.

  •
  A total of $379 million relates to the decline in fair value of a transaction in the regulatory capital portfolio where AIGFP no longer believes the credit default swap is used by the counterparty to obtain regulatory capital relief.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities and Note 6 to the Consolidated Financial Statements for a discussion of AIGFP's super senior credit default swap portfolio.

    During 2008, AIGFP recognized a loss of $888 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset backed credits, which are not included in the super senior credit default swap portfolio, compared to a net gain of $370 million in 2007.

The following table presents AIGFP's credit valuation adjustment gains (losses) (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities

Year Ended December 31, 2009
Bond trading securities	$2,095	Notes and bonds payable	$(163)
Loans and other assets	(48)	Hybrid financial instrument liabilities	(83)
Derivative assets	891	GIAs	172
		Other liabilities	(12)
		Derivative liabilities*	(64)

Increase in assets	$2,938	Increase in liabilities	$(150)

Net pre-tax increase to Other income	$2,788

Year Ended December 31, 2008
Bond trading securities	$(8,928)	Notes and bonds payable	$248
Loans and other assets	(61)	Hybrid financial instrument liabilities	646
Derivative assets	(1,667)	GIAs	(415)
		Other liabilities	55
		Derivative liabilities*	860

Decrease in assets	$(10,656)	Decrease in liabilities	$1,394

Net pre-tax decrease to Other income	$(9,262)

*
Includes super senior credit default swap portfolio

115            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    AIGFP's pre-tax gain in 2009 includes a net gain of $2.8 billion representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $52 million of gains reflected in the unrealized market valuation gain on super senior credit default swaps. The gain in 2009 was primarily the result of tightening of spreads on asset-backed securities and CDOs, which represent a significant segment of AIGFP's investment portfolio.

    AIGFP's pre-tax loss for 2008 includes a loss of $9.3 billion representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $185 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps. Historically, AIG's credit spreads and those on AIGFP's assets moved in a similar fashion. This relationship began to diverge during second quarter of 2008 and continued to diverge through the end of the year. While AIG's credit spreads widened significantly during 2008, the credit spreads on the Asset-backed securities (ABS) and CDO products, which represent a significant portion of AIGFP's investment portfolio, widened even more. The losses on AIGFP's assets more than offset the net gain on its liabilities that was driven by the significant widening in AIG's credit spreads. The net gain on AIGFP's liabilities was reduced by the effect of posting collateral and the early terminations of GIAs, term notes and hybrid term notes. Included in the 2008 pre-tax loss is the transition amount of $291 million related to the adoption of new accounting standards on fair value measurements and fair value option for financial assets and financial liabilities.

Other Operations

    AIG's Other operations includes results from Parent & Other operations, after allocations to AIG's business segments and results from noncore businesses.

Parent & Other

    AIG's Parent & Other operations consist primarily of interest expense, restructuring costs, expenses of corporate staff not attributable to specific reportable segments, expenses related to efforts to improve internal controls, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation related charges and net gains and losses on sale of divested businesses.

Noncore Businesses

    Noncore businesses include results of certain businesses that have been divested or are being wound down or repositioned.

    In order to better align financial reporting with the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, beginning in 2009, the following changes were made:

  •
  results for Mortgage Guaranty, Transatlantic, 21st Century and HSB are now included in AIG's Other operations category. These amounts were previously reported as part of General Insurance operations.

  •
  results for certain brokerage service, mutual fund, GIC and other asset management activities previously reported in the Asset Management segment are now included in Domestic Life Insurance & Retirement Services. The remaining Asset Management operations are now included in AIG's Other operations category. See Capital Resources and Liquidity — AIG's Strategy for Stabilization and Repayment of its Obligations — Asset Disposition Plan — Sales of Businesses and Specific Asset Dispositions for discussion of the sale of AIG's investment advisory and third party institutional asset management business in 2009.

  •
  the equity income (loss) from certain equity method investments, which were previously included as part of AIG's Other operations category are now included in General Insurance and Foreign Life Insurance & Retirement Services.

    Prior period amounts have been revised to conform to the current presentation for the above changes.

AIG 2009 Form 10-K            116

American International Group, Inc., and Subsidiaries

Other Results

    The pre-tax income of AIG's Other operations was as follows:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Parent & Other:
Interest income	$2,923	$1,649	$50	77%	-%
Interest expense on FRBNY Credit Facility:
Accrued and compounding interest	(2,022)	(2,116)	-	-	-
Amortization of prepaid commitment asset	(8,359)	(9,279)	-	-	-

Total interest expense on FRBNY Credit Facility	(10,381)	(11,395)	-	-	-
Other interest expense	(2,198)	(1,940)	(1,223)	-	-
Unallocated corporate expenses	(1,149)	(967)	(649)	-	-
Restructuring expenses	(422)	(195)	-	-	-
Change in fair value of ML III*	(1,401)	(900)	-	-	-
Net realized capital gains (losses)	900	(1,218)	(265)	-	-
Net loss on sale of divested businesses	(1,271)	-	-	-	-
Other miscellaneous, net	464	(24)	25	-	-

Total Parent & Other	$(12,535)	$(14,990)	$(2,062)	-%	-%

Noncore businesses:
Mortgage Guaranty	$(1,688)	$(2,488)	$(641)	-%	-%
Other noncore insurance	220	(846)	921	-	-
Change in fair value of ML III*	1,820	-	-	-	-
Noncore Asset Management	(3,586)	(5,348)	83	-	-

Total Noncore businesses	$(3,234)	$(8,682)	$363	-%	-%

Total Other operations	$(15,769)	$(23,672)	$(1,699)	-%	-%

*
Parent & Other contributed its equity interest in ML III to an AIG subsidiary, reported above in Noncore businesses, during the second quarter of 2009.

Parent & Other

    Parent & Other pre-tax loss decreased in 2009 compared to 2008 primarily due to net realized capital gains in 2009 compared to losses in 2008, a decline in interest expense on the FRBNY Credit Facility and increased interest income in 2009 on intercompany loans, which is eliminated in consolidation. See Consolidated Results — Interest Expense herein for further discussion of the decline in interest expense. Additionally Parent & Other pre-tax loss in 2009 includes a decline in fair value of AIG's equity interest in ML III, restructuring expenses, and net losses on sales of divested businesses. The increased pre-tax loss in 2008 compared to 2007 largely resulted from interest expense on the FRBNY Credit Facility.

117            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table summarizes the net loss on sale of divested businesses:

Years Ended December 31, 2009 (in millions)	Gain/(loss)

Transatlantic	$(497)
21st Century	(416)
Consumer Finance businesses	(375)
A.I. Credit	(287)
AIG Private Bank	111
AIG Life Canada	111
HSB	177
Other businesses	(95)

Total	$(1,271)

Noncore Businesses

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

    Mortgage Guaranty's pre-tax loss for 2009 decreased compared to 2008. The decreased pre-tax loss reflects a decline in loss and loss expenses incurred of $394 million combined with a $483 million reduction in operating expenses as a result of the recognition of a premium deficiency reserve of $222 million in 2008 and the release of the entire $222 million premium deficiency reserve in 2009. Domestic first-lien and second-lien businesses reported pre-tax losses of $1.06 billion and $283 million respectively, for 2009 which were $72 million and $902 million, respectively, lower than 2008. These reductions in pre-tax losses reflect the declines in loss and loss expenses of $154 million for first liens and $443 million for second liens in addition to the release of the second-lien premium deficiency reserve in 2009. The improved operating results correspond with the relative slowing of declines in domestic housing values and, primarily in the case of second liens, the recognition of stop loss limits on certain policies. Domestic private student loans and international businesses pre-tax losses of $70 million and $261 million, respectively, for 2009 were $71 million and $104 million higher, respectively, than during 2008.

    Mortgage Guaranty pre-tax loss increased in 2008 compared to 2007 due to sharply declining housing values, increased mortgage foreclosures and the recognition of a premium deficiency reserve on the second-lien business. The domestic first-lien pre-tax loss increased by $1.0 billion in 2008 to $1.1 billion compared to 2007 while the second-lien pre-tax loss of $1.2 billion in 2008, which includes the recognition of a $222 million premium deficiency reserve, increased $656 million compared to 2007.

    During 2008, UGC tightened underwriting guidelines and increased premium rates for its first-lien business, ceased insuring new second-lien loans as of September 30, 2008 and during the fourth quarter of 2008 ceased insuring new private student loan business and suspended insuring new business throughout its European operations. All of these actions were in response to the worsening conditions in the global housing markets and resulted in a significant decline in new business written during the second half of 2008 and throughout 2009. This is reflected in 2009 new insurance written of $14 billion which was 61 percent below 2008 levels. Earned premiums during 2009 of $1.0 billion were 1 percent below 2008 earned premiums, reflecting the high level of persistency in the older books of business resulting from relatively consistent mortgage interest rates, tightening of refinancing requirements throughout the mortgage market and a weak domestic residential resale market.

    UGC, like other participants in the mortgage insurance industry, has made claims against various counterparties in relation to alleged underwriting failures, and received similar claims from counterparties. These claims and counterclaims allege breach of contract, breach of good faith and fraud among other allegations.

AIG 2009 Form 10-K            118

American International Group, Inc., and Subsidiaries

    In December 2009, UGC entered into two stock purchase agreements for the sale of its Canadian and Israel operations. The Israel transaction closed on January 21, 2010 and the Canadian transaction is expected to close during the first half of 2010.

    UGC's domestic first-lien mortgage risk in force totaled $26.4 billion as of December 31, 2009 and the 60+ day delinquency ratio was 17.8 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic first-lien mortgage risk in force of $27.1 billion and a delinquency ratio of 10.7 percent at December 31, 2008.

    The second-lien risk in force at December 31, 2009 totaled $2.5 billion compared to $2.9 billion of risk in force at December 31, 2008. Risk in force represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions.

Other Noncore Insurance Businesses

    Other noncore insurance businesses include the operating results of the following divested businesses through the date of their sale.

  •
  Transatlantic

        Transatlantic offers reinsurance capacity on both a treaty and facultative basis both in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk.

        On June 10, 2009, AIG closed a secondary public offering of 29.9 million shares of Transatlantic common stock owned directly and indirectly by AIG for aggregate gross proceeds of $1.1 billion. At the close of the public offering, AIG indirectly retained 13.9 percent of the Transatlantic common stock issued and outstanding. As a result, AIG deconsolidated Transatlantic, which resulted in a $1.4 billion reduction in Noncontrolling interests, a component of Total equity.

  •
  21st Century

        On July 1, 2009, AIG closed the sale of 21st Century Insurance Group and the Agency Auto Division (excluding AIG Private Client Group).

  •
  HSB

        On March 31, 2009, AIG closed the sale of HSB, the parent company of the Hartford Steam Boiler Inspection and Insurance Company.

Change in Fair Value of ML III

    Gains in 2009 resulted from improvements in valuation, primarily resulting from the shortening of weighted average life from 10.9 years to 9.6 years, and the narrowing of credit spreads by approximately 100 basis points. Adversely affecting the fair value was the decrease in cash flows primarily due to an increase in projected credit losses in the underlying collateral securities.

Other Noncore Asset Management Operations

    AIG's Noncore Asset Management operations include the results of the MIP program and Institutional Asset Management businesses.

    The revenues and pre-tax income (loss) for these operations are affected by the general conditions in the equity and credit markets. In addition, net realized gains and carried interest are contingent upon investment maturity levels and market conditions. In the Institutional Asset Management business, carried interest, computed in accordance with each fund's governing agreement, is based on the investment's performance over the life of each fund. Unrealized

119            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

carried interest is recognized based on each fund's performance as of the balance sheet date. Future fund performance may negatively affect previously recognized carried interest.

MIP Results

2009 and 2008 Comparison

    The MIP reported a lower pre-tax loss in 2009 compared to 2008 due to significantly lower other-than-temporary impairments on fixed maturity investments due primarily to the improved credit environment and the adoption of the new accounting standard on other-than-temporary impairments. Also contributing to the improvement were fair value gains on single name credit default swap investments offset by increased net fair value losses on foreign exchange and interest rate derivatives not qualifying for hedge accounting treatment.

    AIG enters into derivative arrangements to hedge the effect of changes in currency and interest rates associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Some of these hedging relationships do not qualify for hedge accounting treatment and therefore create volatility in operating results despite being effective economic hedges. Further, the MIP invests in short single name credit default swaps in order to obtain unfunded credit exposure.

2008 and 2007 Comparison

    The MIP reported increased pre-tax losses in 2008 compared to 2007 due to significantly higher Net realized capital losses. The increase in Net realized capital losses for 2008 primarily consists of:

  •
  an increase in other-than-temporary impairment charges on fixed maturity securities;

  •
  higher net mark-to-market losses on interest rate and foreign exchange hedges not qualifying for hedge accounting treatment; and

  •
  higher net mark-to-market losses on credit default swap investments held by the MIP due to the widening of corporate credit spreads.

    Partially offsetting these declines were increased net foreign exchange gains on foreign denominated MIP liabilities.

Institutional Asset Management Results

2009 and 2008 Comparison

    Institutional Asset Management recognized an increased pre-tax loss in 2009 compared to 2008, primarily resulting from:

  •
  goodwill impairments in 2009 as substantially all of the operating unit's goodwill was impaired in the third quarter of 2009. The third quarter 2009 assessment of the segment was negatively affected by a significant decline in the fair value of certain consolidated warehoused investments as well as the consideration of recent transaction activity. A total of $609 million in goodwill impairments was recorded in 2009, with $287 million offset in noncontrolling interests, which is not part of pre-tax income (loss);

  •
  impairments on proprietary real estate. Real estate impairments of $1.2 billion during 2009 were incurred in the direct investment portfolio as well as through real estate joint ventures as the global credit crisis has continued to put pressure on real estate values, occupancy rates and leasing activity. Approximately $182 million was included in noncontrolling interests, which is not part of pre-tax income (loss). This downward pressure has caused impairments across the portfolio. The availability of refinancing and required capital has caused management to reduce the estimated time period before sale for certain investments, resulting in impairments;

  •
  impairments on investments. Impairments of private equity investments originally acquired for warehouse purposes were driven by asset specific valuation considerations which were deemed to be other-than-temporary;

AIG 2009 Form 10-K            120

American International Group, Inc., and Subsidiaries

  •
  a decline in unrealized carried interest revenues due to a decline in portfolio asset valuations as well as lower management fees on lower base assets under management. Unrealized carried interest revenues are impacted by asset valuation changes within the managed portfolio and typically move in tandem with the level of assets under management and related base management fees. Base management fees have declined from prior year periods due to lower average assets under management. The lower average asset base is a function of reduced asset values and client loss, which primarily occurred in the second half of 2008 and has since abated.

2008 and 2007 Comparison

    Institutional Asset Management recognized a pre-tax loss in 2008 compared to pre-tax income in 2007, primarily resulting from:

  •
  higher net equity losses and impairment charges of $321 million. Due to the global real estate market conditions, several of AIG Global Real Estate's investments were deemed to be impaired, and several equity investments were written off during 2008. These impairments and write-offs totaled $269 million, of which $62 million is included in noncontrolling interest;

  •
  lower Net realized capital gains on real estate investments due to lower real estate asset sales;

  •
  lower carried interest revenues due to lower fund performance in 2008;

  •
  increased losses on warehouse investments driven by depressed market conditions; and

  •
  losses related to the wind down of securities lending activities and expenses associated with restructuring and divestment related activities.

    Included in the 2007 results was a $398 million gain related to the sale of a portion of AIG's investment in The Blackstone Group, LP.

Critical Accounting Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to items considered by management in the determination of:

  •
  AIG's ability to continue as a going concern;

  •
  liability for general insurance unpaid claims and claims adjustment expenses;

  •
  future policy benefits for life and accident and health contracts;

  •
  recoverability of DAC;

  •
  estimated gross profits for investment-oriented products;

  •
  the allowance for finance receivable losses;

  •
  flight equipment recoverability;

  •
  other-than-temporary impairments of investments;

  •
  goodwill impairment;

  •
  liability for legal contingencies;

  •
  estimates with respect to income taxes; and

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps and AIG's investments in ML II and ML III (Maiden Lane Interests).

121            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

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

  •
  the commitment of the U.S. government to continue to work with AIG to maintain its ability to meet its obligations as they come due;

  •
  the retention of key employees;

  •
  projections of future profitability and the timing and amount of cash flows from operating activities;

  •
  the funding needs of regulated subsidiaries;

  •
  AIG's ability to comply with debt covenants and its agreements with the Department of the Treasury and the Trust;

  •
  plans to restructure operations and reduce expenditures;

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

AIG 2009 Form 10-K            122

American International Group, Inc., and Subsidiaries

Future Policy Benefits for Life and Accident and Health Contracts (life insurance & retirement services companies):

  •
  Investment returns:  which vary by geographical region, year of issuance and products.

  •
  Mortality, morbidity and surrender rates:  based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.

    Periodically, the net benefit reserves (policy benefit reserves less DAC) established for life insurance & retirement services companies are tested to ensure that, including consideration of future expected premium payments, they are adequate to provide for future policyholder benefit obligations. The assumptions used to perform the tests are current best-estimate assumptions as to policyholder mortality, morbidity, terminations, company maintenance expenses and invested asset returns. For long duration traditional business, a "lock-in" principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. For business in force outside of North America, 45 percent of total policyholder benefit liabilities at December 31, 2009 resulted from traditional business where the lock-in principle applies. In most foreign locations, various guarantees are embedded in policies in force that may remain applicable for many decades into the future.

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

Deferred Policy Acquisition Costs (life insurance & retirement services companies):

  •
  Recoverability:  based on current and future expected profitability, which is affected by interest rates, foreign exchange rates, mortality/morbidity experience, expenses, investment returns and policy persistency.

Deferred Policy Acquisition Costs (General Insurance):

  •
  Recoverability:  based upon the current terms and profitability of the underlying insurance contracts.

Estimated Gross Profits for Investment-Oriented Products (life insurance & retirement services companies):

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

123            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Flight Equipment Recoverability (Financial Services):

  •
  Expected undiscounted future net cash flows:  based upon current lease rates, projected future lease rates and lease periods and estimated residual or sales values of each aircraft based on expectations regarding the use of the aircraft and market participants.

Other-Than-Temporary Impairments:

    At each balance sheet date, AIG evaluates its available for sale securities holdings with unrealized losses. Prior to April 1, 2009, these reviews were conducted pursuant to accounting standards that were amended on April 1, 2009. See Note 6 to the Consolidated Financial Statements for a discussion of AIG's process for evaluating other-than-temporary impairments under these prior accounting standards.

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

    See the discussion in Note 6 to the Consolidated Financial Statements for additional information on the methodology and significant inputs, by security type, which AIG uses to determine the amount of a credit loss.

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

  •
  AIG may not realize a full recovery on its investment, regardless of the occurrence of one of the foregoing events.

AIG 2009 Form 10-K            124

American International Group, Inc., and Subsidiaries

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

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, generally AIG prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

    For further discussion, see Note 6 to the Consolidated Financial Statements.

Goodwill Impairment:

    Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. AIG performed goodwill impairment testing at December 31, 2009.

    The impairment assessment involves a two-step process in which an initial assessment for potential impairment is performed and, if potential impairment is present, the amount of impairment is measured (if any) and recorded. Impairment is tested at the reporting unit level.

    Management initially assesses the potential for impairment by estimating the fair value of each of AIG's reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including allocated goodwill. The estimate of a reporting unit's fair value may be based on one or a combination of approaches including market-based earning multiples of the unit's peer companies, discounted expected future cash flows, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. Management considers one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test. As part of the impairment test, management compares the sum of the estimated fair values of all of AIG's reporting units with AIG's market capitalization as a basis for concluding on the reasonableness of the estimated reporting unit fair values.

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

    Management observed a narrowing of the fair value over the carrying value of the Foreign Life Insurance & Retirement Services — Japan & Other reporting unit during the fourth quarter of 2009. Fair value exceeded book value at December 31, 2009, therefore the goodwill of this reporting unit was considered not impaired. The fair value of this reporting unit is sensitive to the discount rate assumption used in estimating fair value. A significant increase in the discount rate could have resulted in a potential impairment. AIG will continue to monitor overall competitive, business and economic conditions, and other events or circumstances that might result in an impairment of goodwill in the future.

Liability for Legal Contingencies:

    AIG estimates and records a liability for potential losses that may arise from litigation and regulatory proceedings to the extent such losses are probable and can be estimated. Determining a reasonable estimate of the amount of such losses requires significant management judgment. In many such proceedings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, AIG often cannot predict the outcome or estimate the eventual loss or range of loss related to such matters.

125            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Valuation Allowance on Deferred Tax Assets:

    At December 31, 2009 and December 31, 2008, AIG recorded net deferred tax assets after valuation allowances of $5.9 billion and $11 billion, respectively. A valuation allowance is established, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Realization of AIG's net deferred tax asset depends upon its ability to generate sufficient earnings from transactions expected to be completed in the near future and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets, but does not depend on projected future operating income.

    When making its assessment about the realization of its deferred tax assets at December 31, 2009, AIG considered all available evidence, including:

  •
  the nature, frequency, and severity of current and cumulative financial reporting losses;

  •
  transactions completed including the AIA and ALICO SPV transactions on December 1, 2009 and the sale of Otemachi building in Tokyo, and transactions expected to be completed in the near future;

  •
  the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards; and

  •
  tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets.

    Estimates of future taxable income generated from specific transactions and tax planning strategies discussed above could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG's consolidated financial condition or its results of operations for an individual reporting period.

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

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

    AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, derivative assets and liabilities, securities purchased/sold under agreements to resell/repurchase, securities lending invested collateral, non-traded equity investments and certain private limited partnerships and certain hedge funds included in other invested assets, certain short-term investments, separate and variable account assets, certain policyholder contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain CPFF borrowings, certain long-term debt, and certain hybrid financial instruments included in Other liabilities. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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

AIG 2009 Form 10-K            126

American International Group, Inc., and Subsidiaries

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

    Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

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

The following table presents the fair value of fixed income and equity securities by source of value determination:

At December 31, 2009 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$388	93%
Fair value based on internal sources	27	7

Total fixed income and equity securities(b)	$415	100%

(a)
Includes $29.6 billion whose primary source is broker quotes.

(b)
Includes available for sale, trading and securities lending invested collateral securities.

    See Note 5 to the Consolidated Financial Statements for more detailed information about AIG's accounting policy for the incorporation of credit risk in fair value measurements and the measurement of fair value of financial assets and financial liabilities.

Level 3 Assets and Liabilities

    Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair value. See Note 5 to the Consolidated Financial Statements for additional information about fair value measurements.

127            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    At December 31, 2009, AIG classified $38.9 billion and $13.9 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.6 percent and 1.9 percent of the total assets and liabilities, respectively, at December 31, 2009. At December 31, 2008, AIG classified $42.1 billion and $21.1 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.9 percent and 2.6 percent of the total assets and liabilities, respectively, at December 31, 2008. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

    Corporate bonds and private placement debt: These assets initially are valued at the transaction price. Subsequently, they are valued using market data for similar instruments (e.g., recent transactions, bond spreads or credit default swap spreads). When observable price quotations are not available, fair value is determined based on cash flow models using yield curves observed from indices or credit default swap spreads.

    Certain RMBS and CMBS: These assets initially are valued at the transaction price. Subsequently, they may be valued by comparison to transactions in instruments with similar collateral and risk profiles considering remittances received and updated cumulative loss data on underlying obligations, or discounted cash flow techniques.

    Certain ABS — non-mortgage: These assets initially are valued at the transaction price. Subsequently, they may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities.

    CDOs: These assets initially are valued at the transaction price. Subsequently, they are valued based on external price/spread data from independent third parties, dealer quotations, matrix pricing, the Binomial Expansion Technique (BET) model or a combination of these methods.

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

AIG 2009 Form 10-K            128

American International Group, Inc., and Subsidiaries

of the Maiden Lane Interests. Other methodologies employed or assumptions made in determining fair value for these investments could result in amounts that differ significantly from the amounts reported.

    As of December 31, 2009, AIG expected to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, in the Maiden Lane interests over the remaining life of the investments after repayment of the first priority obligations owed to the FRBNY. AIG's cash flow methodology considers the capital structure of the collateral securities and their expected credit losses from the underlying asset pools. The fair values of the Maiden Lane Interests are most affected by changes in the discount rates and changes in the underlying estimated future collateral cash flow assumptions used in the valuation model.

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

	Fair Value Change
December 31, 2009 (in millions)
	Maiden Lane II	Maiden Lane III

Discount Rates:
200 basis point increase	$(75)	$(593)
200 basis point decrease	84	695
400 basis point increase	(142)	(1,101)
400 basis point decrease	179	1,514

Estimated Future Cash Flows:
10% increase	284	791
10% decrease	(282)	(779)
20% increase	565	1,580
20% decrease	(540)	(1,526)

    AIG believes that the ranges of discount rates used in these analyses are reasonable based on implied spread volatilities of similar collateral securities and implied volatilities of LIBOR interest rates. The ranges of estimated future cash flows were determined based on variability in estimated future cash flows implied by cumulative loss estimates for similar instruments. Because of these factors, the fair values of the Maiden Lane Interests are likely to vary, perhaps materially, from the amount estimated.

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

129            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

	Net Notional Amount December 31,		Fair Value of Derivative (Asset) Liability at December 31,		Unrealized Market Valuation Gain (Loss) Year Ended December 31,
(in millions)	2009(a)(b)	2008(a)	2009(b)(c)(d)	2008(c)(d)	2009(d)	2008(d)

Regulatory Capital:
Corporate loans(e)(f)	$55,010	$125,628	$-	$-	$-	$-
Prime residential mortgages(g)	93,276	107,246	(137)	-	137	-
Other(e)(f)	1,760	1,575	21	379	35	(379)

Total	150,046	234,449	(116)	379	172	(379)

Arbitrage:
Multi-sector CDOs(h)(i)	7,926	12,556	4,418	5,906	(669)	(25,700)
Corporate debt/CLOs(j)	22,076	50,495	309	2,554	1,863	(2,328)

Total	30,002	63,051	4,727	8,460	1,194	(28,028)

Mezzanine tranches(f)(k)	3,478	4,701	143	195	52	(195)

Total	$183,526	$302,201	$4,754	$9,034	$1,418	$(28,602)

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
During 2009, AIGFP terminated certain super senior CDS transactions with its counterparties with a net notional amount of $14.0 billion, comprised of $1.5 billion in Regulatory Capital — Other, $3.0 billion in Multi-sector CDO and $9.5 billion in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, a $2.7 billion loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During 2009, AIGFP also extinguished its obligation with respect to a Multi-sector CDO by purchasing the protected CDO security for $496 million, its principal amount outstanding related to this obligation. Upon purchase, the CDO security was included in the available for sale portfolio at fair value.

(c)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(d)
Includes credit valuation adjustment gains of $52 million and $185 million in 2009 and 2008, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(e)
During 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other, given the understanding that the counterparty no longer receives regulatory capital benefits.

(f)
During 2009, AIGFP reclassified two mezzanine trades having net notional amounts of $462 million and $240 million, respectively, into Regulatory Capital — Corporate loans and Regulatory Capital — Other, respectively, after determining that the trades were not stand-alone but rather part of the related regulatory capital trades. The effect on unrealized market valuation gain (loss) was not significant.

(g)
During the fourth quarter of 2009, one counterparty notified AIG that it would not terminate early two of its prime residential mortgage transactions with a combined net notional amount of $32.8 billion that were expected to be terminated in the first quarter of 2010. With respect to these transactions, the counterparty no longer has any rights to terminate the transactions prior to maturity and is required to pay AIG fees on the original notional amounts reduced only by realized losses through the final contractual maturity. Since the two transactions have weighted average lives that are considerably less than their final contractual maturities, there is a value to AIGFP representing counterparty contractual fees to be received beyond the date at which the net notional amounts have fully amortized through the final contractual maturity date. As a result, the fair value of these two transactions as of December 31, 2009 is a derivative asset of $137 million.

(h)
Includes $6.3 billion and $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2009 and 2008, respectively.

(i)
During the fourth quarter of 2008, AIGFP terminated the majority of the CDS transactions written on multi-sector CDOs in connection with the ML III transaction.

(j)
Includes $1.4 billion and $1.5 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs as of December 31, 2009 and 2008, respectively.

(k)
Net of offsetting purchased CDS of $1.5 billion and $2.0 billion in net notional amount at December 31, 2009 and 2008, respectively.

AIG 2009 Form 10-K            130

American International Group, Inc., and Subsidiaries

The following table presents changes in the net notional amount of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

For the Year Ended December 31, 2009 (in millions)	Net Notional Amount December 31, 2008(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization/ Reclassification, net of Replenishments(c)(d)	Net Notional Amount December 31, 2009(a)

Regulatory Capital:
Corporate loans	$125,628	$(43,826)	$(6,024)	$1,594	$(22,362)	$55,010
Prime residential mortgages	107,246	(13,065)	-	2,579	(3,484)	93,276
Other	1,575	(1,464)	-	121	1,528	1,760

Total	234,449	(58,355)	(6,024)	4,294	(24,318)	150,046

Arbitrage:
Multi-sector CDOs(e)(f)	12,556	(3,537)	-	88	(1,181)	7,926
Corporate debt/CLOs(g)	50,495	(9,462)	(18,613)	11	(355)	22,076

Total	63,051	(12,999)	(18,613)	99	(1,536)	30,002

Mezzanine tranches(h)	4,701	(604)	(50)	133	(702)	3,478

Total	$302,201	$(71,958)	$(24,687)	$4,526	$(26,556)	$183,526

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates to the weakening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)
During 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other, given the understanding that the counterparty no longer receives regulatory capital benefits.

(d)
During 2009, AIGFP reclassified two mezzanine trades having net notional amounts of $462 million and $240 million, respectively, into Regulatory Capital — Corporate loans and Regulatory Capital — Other, respectively, after determining that the trades were not stand-alone but rather part of the related regulatory capital trades. The effect on unrealized market valuation gain (loss) was not significant.

(e)
Includes $6.3 billion and $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2009 and 2008, respectively.

(f)
During the fourth quarter of 2008, AIGFP terminated the majority of the CDS transactions written on multi-sector CDOs in connection with the ML III transaction.

(g)
Includes $1.4 billion and $1.5 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs as of December 31, 2009 and 2008, respectively.

(h)
Net of offsetting purchased CDS of $1.5 billion and $2.0 billion in net notional amount at December 31, 2009 and 2008, respectively.

The following table presents summary statistics for AIGFP's super senior credit default swaps at December 31, 2009 and totals for December 31, 2009 and 2008:

	Regulatory Capital Portfolio				Arbitrage Portfolio				Total

Category	Corporate Loans	Prime Residential Mortgages	Other	Subtotal	Corporate Debt/ CLOs	Multi- Sector CDOs w/ Subprime	Multi- Sector CDOs w/ No Subprime	Subtotal	December 31, 2009	December 31, 2008

Gross Transaction Notional Amount (in millions)	$78,635	$116,316	$2,084	$197,035	$31,271	$7,526	$10,383	$49,180	$246,215	$390,100
Net Notional Amount (in millions)	$55,010	$93,276	$1,760	$150,046	$22,076	$3,787	$4,139	$30,002	$180,048	$297,500
Number of Transactions	16	18	1	35	20	10	6	36	71	109
Weighted Average Subordination (%)	22.76%	13.23%	15.52%	17.06%	23.06%	38.56%	21.59%	25.12%	18.67%	16.90%
Weighted Average Number of loans/ Transaction	1,609	97,738	2,153	58,363	115	149	119
Weighted Average Expected Maturity (Years)	0.59	1.78	5.78	1.35	4.16	5.49	5.52

131            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

General Contractual Terms

    AIGFP entered into CDS transactions in the ordinary course of its business. In the majority of AIGFP's credit derivative transactions, AIGFP sold credit protection on a designated portfolio of loans or debt securities. Generally, AIGFP provides such credit protection on a "second loss" basis, meaning that AIGFP will incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeds a specified threshold amount or level of "first loss."

    Typically, the credit risk associated with a designated portfolio of loans or debt securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging generally from a BBB-rated layer to one or more AAA-rated layers. A significant majority of transactions that are rated by rating agencies have risk layers or tranches that were rated AAA at origination and are immediately junior to the threshold level at which AIGFP's payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or debt securities in these transactions is often called the "super senior" risk layer, defined as a layer of credit risk senior to one or more risk layers that have been rated AAA by the credit rating agencies, or if the transaction is not rated, structured to the equivalent thereto.

    The following graphic represents a typical structure of a transaction including the super senior risk layer:

Regulatory Capital Portfolio

    During 2009, $62.9 billion in net notional amount was terminated or matured at no cost to AIGFP. Through February 17, 2010, AIGFP had also received a formal termination notice with respect to an additional $25.6 billion in net notional amount with an effective termination date in 2010. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2009, AIGFP estimated that the weighted average expected maturity of the portfolio was 1.35 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances.

AIG 2009 Form 10-K            132

American International Group, Inc., and Subsidiaries

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

    The weighted average expected maturity of the Regulatory Capital Portfolio (for the Corporate Loans and Prime Residential Mortgages portfolios only) increased as of December 31, 2009 by 0.4 years from December 31, 2008 due to certain counterparties not terminating transactions with a combined net notional amount of $73.1 billion. Where these counterparties continue to have a right to terminate the transaction early, AIGFP has extended the expected maturity dates by one year, which is based on how long AIGFP believes the Basel I extension will be effective. Where the counterparties no longer have the right to terminate early, AIGFP has used the weighted average life of those transactions as their expected maturity. These counterparties continue to receive favorable regulatory capital benefits as a result of the extension of the Basel I capital floor recently announced by the Basel Committee on Banking Supervision and, thus, AIG continues to categorize them as Regulatory Capital transactions.

    In addition, as of December 31, 2009, AIG had expected $37.3 billion of Regulatory Capital CDS transactions to terminate early between January 1, 2010 and February 17, 2010. Of that amount, $16.2 billion have not been called. The counterparties to these transactions continue to receive favorable regulatory benefits as a result of the extension of the Basel I capital floor. Since all of these counterparties retain the right to terminate the transactions early, the expected maturity for these transactions has been extended by one year.

    During 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other given the understanding that the counterparty no longer receives regulatory capital benefits. AIG does not believe that at this time the CDS provides significant risk transfer benefit to the counterparty; however, AIGFP will continue to monitor this transaction closely.

    During 2009, AIGFP effected the early termination of a CDS transaction written on a European RMBS security of $1.5 billion in net notional amount that was reported as part of Regulatory Capital — Other at a level approximating its fair value at that time. Given its unique structure and concentrated exposure to high loan-to-value Spanish residential mortgages, this transaction had exposed AIGFP to a relatively higher level of liquidity and credit risk than any other regulatory capital CDS exposure, and AIG felt it prudent to terminate the transaction to avoid further deterioration.

    Included in the net notional amount of $73.1 billion of Regulatory Capital Portfolio transactions that have not been called are transactions with one counterparty that notified AIG that it would not terminate early two of its Prime Residential Mortgage transactions with a combined net notional amount of $32.8 billion that were expected to be terminated in the first quarter of 2010. With respect to these transactions, the counterparty no longer has any rights to terminate the transactions early and is required to pay AIG fees on the original notional amounts reduced only by realized losses through the final contractual maturity. Since the two transactions have weighted average lives that are considerably less than their final contractual maturities, there is value to AIGFP representing counterparty contractual fees to be received beyond the date at which the net notional amounts have fully amortized through to the final contractual maturity date. The fair value of these two super senior transactions as of December 31, 2009 was a derivative asset of $137 million. With respect to these two transactions, AIGFP has also written CDS transactions on the mezzanine tranches of these portfolios, however, the majority of the transactions on the mezzanine tranches were hedged with other third party CDS transactions. The mezzanine tranches are legally linked to the super senior tranches such that one tranche may not be terminated without terminating the others. AIG, thus, increased the expected maturity of the mezzanine tranches as well. The fair value of the net derivative liability for all mezzanine tranches (including hedge transactions) decreased from $195 million as of December 31, 2008 to $143 million as of December 31, 2009.

    In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for 2009 other than (1) for transactions where AIGFP believes

133            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

the counterparty is no longer using the transaction to obtain regulatory capital relief as discussed above and (2) for transactions where the counterparty has failed to terminate the transaction early as expected and no longer has any rights to terminate early in the future. Although AIGFP believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the counterparties, the counterparties' early termination rights, and AIGFP's expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

The following table presents, for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount, net notional amount, attachment points, inception to date realized losses and percent non-investment grade:

(dollars in millions) CDS	Gross Transaction Notional Amount at December 31, 2009	Net Notional Amount at December 31, 2009	Attachment Point at Inception(a)	Attachment Point at December 31, 2009(a)	Realized Losses through December 31, 2009(b)	Percent Non-investment Grade at December 31, 2009(c)

1	$702	$600	10.03%	14.56%	0.52%	20.83%
2	11,390	5,083	44.00%	55.38%	0.00%	9.41%
3	2,159	1,904	10.00%	11.77%	0.16%	21.92%
4	8,500	7,538	11.00%	11.32%	0.00%	10.08%
5	468	210	18.00%	55.13%	0.00%	70.60%
6	10,904	9,665	10.80%	11.36%	0.00%	5.38%
7	6,717	5,236	11.30%	22.04%	0.19%	30.38%
8	5,402	4,776	11.00%	11.58%	0.09%	12.30%
9	4,414	3,782	13.26%	14.31%	0.00%	72.86%
10	9,995	3,060	12.00%	12.05%	0.00%	6.56%
11	2,394	1,998	15.85%	16.55%	0.00%	9.73%
12(d)	3,830	3,059	14.50%	20.15%	0.00%	76.34%
13	1,408	915	14.00%	28.26%	0.16%	36.34%
14	955	611	14.00%	28.26%	0.16%	36.34%
15	1,994	1,600	14.00%	28.26%	0.16%	36.34%
16	7,403	4,973	17.00%	32.82%	0.05%	16.27%

Total	$78,635	$55,010

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through December 31, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents non-investment grade obligations in the underlying pools of corporate loans expressed as a percentage of gross transaction notional amount.

(d)
Terminated effective February 17, 2010.

AIG 2009 Form 10-K            134

American International Group, Inc., and Subsidiaries

The following table presents, for each of the regulatory capital CDS transactions — prime residential mortgage portfolio, the gross transaction notional amount, net notional amount, attachment points, and inception to date realized losses:

(dollars in millions) CDS	Gross Transaction Notional Amount at December 31, 2009	Net Notional Amount at December 31, 2009	Attachment Point at Inception(a)	Attachment Point at December 31, 2009(a)	Realized Losses through December 31, 2009(b)

1	$523	$298	17.01%	42.13%	2.40%
2	337	187	18.48%	44.25%	1.78%
3	302	202	16.81%	33.11%	1.26%
4	1,353	1,209	10.00%	10.60%	0.00%
5(c)	2,067	1,533	10.70%	25.85%	0.05%
6	424	331	13.19%	21.76%	0.36%
7(d)	5,785	5,285	7.95%	8.83%	0.03%
8(d)	1,941	1,562	7.95%	19.43%	0.05%
9(d)	5,510	5,060	8.00%	8.30%	0.03%
10(c)	31,039	18,253	18.25%	18.55%	0.00%
11(d)	6,560	6,055	7.85%	7.86%	0.01%
12	11,554	10,690	7.50%	7.47%	0.03%
13(d)	8,697	8,014	7.95%	7.95%	0.01%
14	2,556	2,039	12.40%	20.20%	0.00%
15	24,360	22,128	9.20%	9.16%	0.04%
16(c)	4,181	2,791	11.50%	17.73%	0.00%
17	7,574	6,563	11.50%	13.34%	0.00%
18	1,553	1,076	14.57%	30.66%	0.00%

Total	$116,316	$93,276

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through December 31, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)
Terminated effective February 17, 2010.

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

135            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

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

    Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The "Percent Non-Investment Grade" information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. For example, Small and Medium Enterprise (SME) loan balances tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP's assessment of the loan collateral arrangements, expected recovery values, and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. The three pools containing the highest percentages of non-investment grade obligations, which include all transactions with pools having non-investment grade percentages greater than 40.00 percent, are all granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The average number of loans in each pool is over 6,500. This large number of SME loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. These transactions benefit from a tranche junior to it which was still rated AAA by at least two rating agencies at December 31, 2009. Three other pools, with a total net notional amount of $3.1 billion, have non-investment grade percentages greater than 35.00 percent, each with a remaining life to maturity of 16.2 years. These pools have realized losses of 0.16 percent from inception through December 31, 2009 and have current weighted average attachment points of 28.26 percent. Approximately 0.41 percent of the assets underlying the corporate loan transactions are in default. The percentage of assets in default by transaction was available for all transactions and ranged from 0.00 percent to 2.67 percent.

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

    Delinquency information for the mortgages underlying the residential mortgage transactions was available on approximately 76 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.06 percent to 3.40 percent, averaging 1.35 percent. For all but three transactions, which comprised less than 1.00 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.31 percent and ranged from 0.00 percent to 2.41 percent. The default rate on the remaining three transactions ranged from 4.42 percent to 15.67 percent. The subordination on these three transactions ranged from 33.11 percent to 44.25 percent.

AIG 2009 Form 10-K            136

American International Group, Inc., and Subsidiaries

    For all regulatory capital transactions, where the rating agencies directly rate the junior tranches of the pools, AIG monitors the rating agencies' releases for any affirmations or changes in such ratings, as well as any changes in rating methodologies or assumptions used by the rating agencies to the extent available. The tables below show the percentage of regulatory capital CDS transactions where there is an immediately junior tranche that is rated and the average rating of that tranche across all rated transactions.

    AIGFP analyzes the information regarding the performance and credit quality of the underlying pools of assets to make its own risk assessment and to determine any changes in credit quality with respect to such pools of assets. This analysis includes a review of changes in pool balances, subordination levels, delinquencies, realized losses, and expected performance under more adverse credit conditions. Using data provided by the Report Providers, and information available from rating agencies, governments, and other public sources that relate to macroeconomic trends and loan performance, AIGFP is able to analyze the expected performance of the overall portfolio because of the large number of loans that comprise the collateral pools.

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

The following table presents AIGFP's Regulatory Capital — Corporate loans portfolio by geographic location:

					Weighted Average Maturity (Years)
								Ratings of Junior Tranches(d)
At December 31, 2009 Exposure Portfolio	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through December 31, 2009(b)
		Percent of Total			To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Primarily Single Country:
Germany	$6,285	11.43%	13.58%	0.09%	2.73	9.13	3	100%	AA-
Netherlands	3,059	5.56	20.15	-	0.21	43.96	1	100	AAA
Finland	210	0.38	55.13	-	1.03	5.03	1	100	AAA

Subtotal Single Country	9,554	17.37	17.44		1.83	20.49	5	100	AA

Regional:
Asia	1,997	3.63	16.55	-	0.99	2.24	1	100	AAA
Europe	43,459	79.00	23.94	0.06	0.35	4.93	10	100	AA+

Subtotal Regional	45,456	82.63	23.67		0.37	4.83	11	100	AA+

Total	$55,010	100.00	22.76		0.59	7.14	16	100	AA+

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through December 31, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

137            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents AIGFP's Regulatory Capital — Prime residential mortgage portfolio summarized by geographic location:

					Weighted Average Maturity (Years)
								Ratings of Junior Tranches(d)
At December 31, 2009	Net Notional Amount (in millions)			Realized Losses through December 31, 2009(b)
		Percent of Total	Current Average Attachment Point(a)		To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Country:
Denmark	$35,609	38.18%	9.57%	0.03%	4.12	29.77	3	100.00%	AAA
France	25,976	27.85	8.96	0.02	1.20	30.21	5	100.00	AAA
Germany	5,666	6.07	26.91	0.40	0.98	41.63	7	81.01	AAA
Netherlands	19,462	20.86	18.22	-	0.05	4.92	2	93.78	AAA
Sweden	6,563	7.04	13.34	-	0.09	30.09	1	100.00	AAA

Total	$93,276	100.00%	13.23%		1.80	23.77	18	97.55%	AAA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through December 31, 2009 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

Arbitrage Portfolio

    A portion of AIGFP's super senior credit default swaps as of December 31, 2009 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

At December 31, 2009 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with sub-prime collateral	$3,620	$2,056	$1,564	$657
High grade with no sub-prime collateral	8,703	5,360	3,343	1,373

Total high grade(b)	12,323	7,416	4,907	2,030

Mezzanine with sub-prime collateral	3,906	1,683	2,223	1,779
Mezzanine with no sub-prime collateral	1,680	884	796	609

Total mezzanine(c)	5,586	2,567	3,019	2,388

Total	$17,909	$9,983	$7,926	$4,418

(a)
Total outstanding principal amount of securities held by a CDO.

(b)
"High grade" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly AA or higher at origination.

(c)
"Mezzanine" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly A or lower at origination.

AIG 2009 Form 10-K            138

American International Group, Inc., and Subsidiaries

The following table summarizes net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative:

(in millions)	December 31, 2009	December 31, 2008

CDS transactions with cash settlement provisions
U.S. dollar-denominated	$4,580	$7,947
Euro-denominated	1,720	1,780

Total CDS transactions with cash settlement provisions	6,300	9,727

CDS transactions with physical settlement provisions
U.S. dollar-denominated	265	766
Euro-denominated	1,361	2,063

Total CDS transactions with physical settlement provisions	1,626	2,829

Total	$7,926	$12,556

The following table summarizes changes in the fair values of the derivative liability of the AIGFP super senior multi-sector CDO credit default swap portfolio:

	Years Ended
(in millions)	December 31, 2009	December 31, 2008

Fair value of derivative liability, beginning of year	$5,906	$11,246
Unrealized market valuation (gain) loss	669	25,700
Purchases of underlying CDO securities(a)	(234)	(995)
Terminated in connection with the ML III transaction(b)	-	(30,045)
Other terminations	(1,923)	-

Fair value of derivative liability, end of year	$4,418	$5,906

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

The following table summarizes the unrealized market valuation gain (loss) of the AIGFP super senior multi-sector CDO credit default swap portfolio:

	Years Ended December 31,
(in millions)	2009	2008	2007

CDS:
Terminated in connection with ML III	$-	$(20,365)	$(9,680)
Underlying CDO purchased by AIGFP	(29)	(1,059)	(141)
Cash terminations	(408)	(997)	(517)
All other	(232)	(3,279)	(908)

Total	$(669)	$(25,700)	$(11,246)

139            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts, attachment points and percentage of gross notional amount rated less than B-/B-3:

(dollars in millions) CDO	Gross Notional Amount at December 31, 2009	Net Notional Amount at December 31, 2009	Attachment Point at Inception*	Attachment Point at December 31, 2009*	Percentage of Gross Notional Amount Rated Less than B-/B-3 at December 31, 2009

1	$1,124	$455	40.00%	59.49%	55.10%
2	693	326	53.00%	52.91%	35.27%
3	988	470	53.00%	52.41%	70.47%
4	1,262	242	76.00%	80.86%	71.45%
5	933	3	10.83%	9.88%	26.08%
6	291	193	39.33%	33.81%	92.97%
7	1,087	552	12.27%	6.04%	6.46%
8	1,126	809	25.24%	22.96%	8.48%
9	1,425	1,319	10.00%	7.42%	26.83%
10	536	273	33.00%	49.02%	76.67%
11	2,511	1,720	16.50%	18.75%	3.21%
12	400	219	32.00%	45.30%	77.33%
13	694	481	24.49%	30.78%	72.23%
14	575	409	32.90%	28.89%	93.67%
15	286	193	34.51%	32.36%	93.90%
16	3,978	262	9.72%	14.15%	57.53%

Total	$17,909	$7,926

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

The following table summarizes the gross transaction notional amount, percentage of the total CDO collateral pools, and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category:

At December 31, 2009 (in millions)

	Gross Transaction Notional Amount		Ratings							Vintage
ABS Category		Percent of Total
			AAA	AA	A	BBB	BB	<BB	NR	2008	2007	2006	2005+P

RMBS PRIME	$2,260	12.62%	0.46%	0.56%	0.71%	1.47%	3.23%	6.19%	0.00%	0.39%	7.21%	3.52%	1.50%

RMBS ALT-A	2,971	16.59%	0.12%	0.12%	0.31%	1.09%	1.00%	13.95%	0.00%	0.66%	4.66%	6.06%	5.21%

RMBS SUBPRIME	3,955	22.08%	0.70%	1.00%	0.52%	0.80%	1.07%	17.99%	0.00%	0.00%	1.10%	1.92%	19.06%

CMBS	3,349	18.70%	1.21%	1.61%	2.16%	3.59%	2.58%	7.43%	0.12%	0.09%	1.68%	8.10%	8.83%

CDO	1,829	10.21%	0.12%	0.95%	0.86%	1.00%	0.92%	6.25%	0.11%	0.00%	0.64%	1.71%	7.86%

OTHER	3,545	19.80%	5.44%	4.85%	5.09%	3.09%	0.58%	0.63%	0.12%	0.61%	1.07%	5.11%	13.01%

Total	$17,909	100.00%	8.05%	9.09%	9.65%	11.04%	9.38%	52.44%	0.35%	1.75%	16.36%	26.42%	55.47%

AIG 2009 Form 10-K            140

American International Group, Inc., and Subsidiaries

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

The following table summarizes gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer, AIGFP's net notional amounts and fair value of derivative liability:

At December 31, 2009 (in millions) Industry Sector	Gross Transaction Notional Amount		Ratings
		Percent of Total
			AAA	Aa	A	Baa	Ba	<Ba	NR

United States
Industrial	$10,572	33.8%	0.0%	0.1%	5.6%	15.4%	3.3%	6.9%	2.5%
Financial	3,263	10.4%	0.0%	0.2%	3.7%	3.0%	0.1%	2.2%	1.2%
Utilities	845	2.7%	0.0%	0.0%	0.2%	1.9%	0.0%	0.1%	0.5%
Other	178	0.6%	0.0%	0.0%	0.1%	0.1%	0.1%	0.0%	0.3%

Total United States	14,858	47.5%	0.0%	0.3%	9.6%	20.4%	3.5%	9.2%	4.5%

Non-United States
Industrial	12,831	41.0%	0.0%	0.9%	7.1%	13.9%	3.5%	2.4%	13.2%
Financial	1,548	5.0%	0.0%	0.4%	2.7%	1.3%	0.0%	0.2%	0.4%
Government	1,109	3.5%	0.0%	0.2%	1.5%	1.4%	0.3%	0.0%	0.1%
Utilities	736	2.4%	0.0%	0.0%	0.7%	0.7%	0.0%	0.0%	1.0%
Other	189	0.6%	0.0%	0.0%	0.1%	0.0%	0.1%	0.1%	0.3%

Total Non-United States	16,413	52.5%	0.0%	1.5%	12.1%	17.3%	3.9%	2.7%	15.0%

Total gross transaction notional amount	31,271	100.0%	0.0%	1.8%	21.7%	37.7%	7.4%	11.9%	19.5%

Subordination	9,195

Net Notional Amount	$22,076

Fair Value of Derivative Liability	$309

141            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts, attachment points and inception to date defaults:

(dollars in millions) CDS	Type	Net Notional Amount at December 30, 2009	Attachment Point at Inception(a)	Attachment Point at December 30, 2009(a)	Defaults through December 30, 2009(b)

1	Corporate debt	$4,508	20.62%	18.54%	4.15%
2	Corporate debt	2,520	20.68%	19.52%	5.16%
3	Corporate debt	989	22.14%	20.60%	2.93%
4	Corporate debt	5,662	22.00%	20.68%	2.99%
5	Corporate debt	989	22.14%	20.60%	2.93%
6	Corporate debt	1,967	22.15%	20.93%	3.09%
7	Corporate debt	983	20.80%	18.91%	4.17%
8	Corporate debt	215	30.00%	30.00%	0.00%
9	Corporate debt	229	28.00%	27.68%	1.01%
10	Corporate debt	657	26.00%	30.19%	4.25%
11	Corporate debt	643	24.00%	23.35%	3.51%
12	Corporate debt	1,293	24.00%	23.29%	3.64%
13	CLO	249	35.85%	30.48%	3.59%
14	CLO	135	43.76%	41.29%	4.65%
15	CLO	181	44.20%	48.43%	3.30%
16	CLO	64	44.20%	48.43%	3.30%
17	CLO	160	44.20%	48.43%	3.30%
18	CLO	175	31.76%	33.96%	2.02%
19	CLO	334	30.40%	28.21%	4.76%
20	CLO	123	31.23%	26.85%	2.21%

Total		$22,076

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through December 31, 2009 expressed as a percentage of the gross transaction notional amount at December 31, 2009.

Triggers and Settlement Alternatives

    At December 31, 2009, all outstanding CDS transactions for regulatory capital purposes and the majority of the arbitrage portfolio (comprising $25.1 billion or 84 percent of the net notional amount for the arbitrage portfolio at December 31, 2009 compared to $56.7 billion or 90 percent of the net notional amount for the arbitrage portfolio at December 31, 2008) have cash-settled structures in respect of a basket of reference obligations, where AIGFP's payment obligations may be triggered by payment shortfalls, bankruptcy and certain other events such as write-downs of the value of underlying assets (see Cash Settlement below). For the remainder of the CDS transactions in respect of the arbitrage portfolio (comprising $4.9 billion or 16 percent of the net notional amount for the arbitrage portfolio at December 31, 2009 compared to $6.4 billion or 10 percent of the net notional amount for the arbitrage portfolio at December 31, 2008), AIGFP's payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security (see Physical Settlement below).

    Cash Settlement.    Transactions requiring cash settlement (principally on a "pay as you go" basis) are generally in respect of baskets of reference credits (which may also include single-name CDS in addition to securities and loans) rather than a single reference obligation as in the case of the physically settled transactions described below. Under these credit default swap transactions:

  •
  Each time a "triggering event" occurs a "loss amount" is calculated. A triggering event is generally a failure by the relevant obligor to pay principal of or, in some cases, interest on one of the reference credits in the underlying basket. Triggering events may also include bankruptcy of the obligors of the reference credits, write-downs or payment postponements with respect to interest or to the principal amount of a reference credit payable at maturity. The determination of the loss amount is specific to each triggering event. It can represent

AIG 2009 Form 10-K            142

American International Group, Inc., and Subsidiaries

    the amount of a shortfall in ordinary course interest payments on the reference credit, a write-down in the interest on or principal of such reference credit or payment postponed. It can also represent the difference between the notional or par amount of such reference credit and its market value, as determined by reference to market quotations. A "write-down" with respect to a referenced credit may arise as a result of a reduction in the outstanding principal amount of such referenced credit (other than as a result of a scheduled or unscheduled payment of principal), whether caused by a principal deficiency, realized loss or forgiveness of principal. An implied write-down may also result from the existence of a shortfall between the referenced credit's pool principal balance and the aggregate balance of all pari passu obligations and senior securities backed by the same pool.

  •
  Triggering events can occur multiple times, either as a result of continuing shortfalls in interest or write-downs or payment postponements on a single reference credit, or as a result of triggering events in respect of different reference credits included in a protected basket. In connection with each triggering event, AIGFP is required to make a cash payment to the buyer of protection under the related CDS only if the aggregate loss amounts calculated in respect of such triggering event and all prior triggering events exceed a specified threshold amount (reflecting AIGFP's attachment point).

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

    Physical Settlement.    For CDS transactions requiring physical settlement, AIGFP is generally required to pay unpaid principal and accrued interest for the relevant reference obligation in return for physical delivery of such reference obligation by the CDS buyer upon the occurrence of a credit event. After purchasing the reference obligation, AIGFP may sell the security and recover all or a portion of the purchase price paid under the CDS, or hold such security and be entitled to receive subsequent collections of principal and interest. AIGFP generally is required to settle such a transaction only if the following conditions are satisfied:

  •
  A "Credit Event" (as defined in the relevant CDS transaction confirmation) must have occurred. In all CDS transactions subject to physical settlement, "Failure to Pay" is specified as a Credit Event and is generally triggered if there is a failure by the issuer under the related CDO to make a payment under the reference obligation (after the expiration of any applicable grace period and, in certain transactions, subject to a nominal non-payment threshold having been met).

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

    The existence of a tranche of securities ranking pari passu with the super senior CDO securities does not provide additional subordination that protects holders of the super senior CDO securities, as holders of such pari passu securities are entitled to receive payments from available cash flows at the same level of priority as holders of the

143            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

super senior securities. Thus, a pari passu tranche of securities does not affect the amount of losses that have to be absorbed by classes of CDO securities other than the super senior CDO securities before the super senior securities incur a loss, although the pari passu tranche will absorb losses on a pro rata basis after subordinate classes of securities are exhausted.

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

    At January 1, 2008, 2a-7 Puts with a net notional amount of $6.5 billion were outstanding and included as part of the multi-sector CDO portfolio. During 2008, AIGFP issued new 2a-7 Puts with a net notional amount of $5.4 billion on the super senior security issued by a CDO of AAA-rated CMBS pursuant to a facility that was entered into in 2005. During 2008, AIGFP repurchased multi-sector CDO securities with a principal amount of $9.4 billion in connection with these obligations, of which $8.0 billion was funded using existing liquidity arrangements. In connection with the ML III transaction, ML III purchased $8.5 billion of multi-sector CDOs underlying 2a-7 Puts written by AIGFP. A portion of the net payment made by ML III to the counterparties for the purchase of the multi-sector CDOs facilitated the resolution of liquidity arrangements, which had funded certain of the multi-sector CDOs in connection with the 2a-7 Puts.

    Among the multi-sector CDOs purchased by ML III are certain CDO securities with a net notional amount of $1.7 billion for which the related 2a-7 Puts to AIGFP remained outstanding as of December 31, 2008, of which $1.6 billion remained outstanding as of December 31, 2009. In December 2008, ML III and AIGFP entered into an agreement with respect to the $252 million net notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised in 2009. Under that agreement, ML III agreed not to sell the multi-sector CDOs in 2009 and either not to exercise its put option on such multi-sector CDOs or simultaneously to exercise its put option with a par purchase of the multi-sector CDO securities. In exchange, AIGFP agreed to pay to ML III the consideration that it received for providing the put protection. AIGFP is not a party to any commitments to issue any additional 2a-7 Puts.

    In January 2010, AIGFP and ML III amended and restated their agreement in respect of the outstanding 2a-7 Puts as of the date of the agreement. Pursuant to this agreement, ML III has agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs with respect to the $867 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to December 31, 2010 and $543 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to April 30, 2011. In addition, there are $186 million notional amount of multi-sector CDOs held by MLIII with 2a-7 Puts that may not be exercised on or prior to December 31, 2010, for which MLIII has only agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs through December 31, 2010. In exchange, AIGFP has agreed to pay to ML III the consideration that it receives for providing the put protection. Additionally, ML III has agreed that if it sells any such multi-sector CDO with a 2a-7 Put to a third-party purchaser, that such sale will be conditioned upon, among other things, such third-party purchaser agreeing that until the legal final maturity date of such multi-sector CDO it will not exercise its put option on such multi-sector CDO or it will make a corresponding par purchase of such multi-sector CDO simultaneously with the exercise of its put option. In exchange for such commitment from the third-party purchaser, AIGFP will agree to pay to such third-party purchaser the consideration that it receives for providing the put protection.

    ML III has agreed to assist AIGFP in efforts to mitigate or eliminate AIGFP's obligations under such 2a-7 Puts relating to multi-sector CDOs held by ML III prior to the expiration of ML III's obligations discussed above. There can be no assurances that such efforts will be successful. To the extent that such efforts are not successful with respect to a multi-sector CDO held by ML III with a 2a-7 Put and ML III has not sold such multi-sector CDO to a third-party who has committed not to exercise its put option on such multi-sector CDO or to make a corresponding par purchase

AIG 2009 Form 10-K            144

American International Group, Inc., and Subsidiaries

of such multi-sector CDO simultaneously with the exercise of its put option then, upon the expiration of ML III's aforementioned obligations with respect to such multi-sector CDO, AIGFP will be obligated under the related 2a-7 Put to purchase such multi-sector CDO at par in the circumstances and subject to the limited conditions provided for in the relevant agreement.

    Termination Events.    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with the following net notional amounts, by portfolio, have the right to terminate the transactions early:

(in millions)	Net Notional Amount At December 31, 2009

Multi-sector CDO	$ 1,517
Corporate arbitrage	8,537
Regulatory capital	298

Total	$10,352

    If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

    Certain super senior credit default swaps written for regulatory capital relief, with a net notional amount of $79.2 billion at December 31, 2009, include triggers that require certain actions to be taken by AIG once AIG's rating level falls to certain levels, which, if not taken, give rise to a right of the counterparties to terminate the CDS. Such actions include posting collateral, transferring the swap or providing a guarantee from a more highly rated entity. AIGFP has implemented collateral arrangements in a large majority of these transactions. In the event of a termination of the contract that is caused by AIG's rating downgrade, AIGFP is obligated to compensate the counterparty based on its loss. As a result of AIGFP posting collateral, AIG eliminated the counterparties' right to terminate under this downgrade provision, thereby avoiding the uncertainty of determining the loss from an early termination of a regulatory capital CDS.

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

145            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    In general, each party has the right under a CSA to act as the "Valuation Agent" and initiate the calculation of the exposure of one party to the other (Exposure) in respect of transactions covered by the CSA. The valuation calculation may be performed daily, weekly or at some other interval, and the frequency is one of the terms negotiated at the time the CSA is signed. The definition of Exposure under a standard CSA is the amount that would be payable to one party by the other party upon a hypothetical termination of that transaction. This amount is determined, in most cases, by the Valuation Agent using its estimate of mid-market quotations (i.e., the average of hypothetical bid and ask quotations) of the amounts that would be paid for a replacement transaction. AIGFP determines Exposure typically by reference to the mark-to-market valuation of the relevant transaction produced by its systems and specialized models. Exposure amounts are typically determined for all transactions under a Master Agreement (unless the parties have specifically agreed to exclude certain transactions, not to apply the CSA or to set a specific transaction Exposure to zero). The aggregate Exposure less the value of collateral already held by the relevant party (and following application of certain thresholds) results in a net exposure amount (Delivery Amount). If this amount is a positive number, then the other party must deliver collateral with a value equal to the Delivery Amount. Under the standard CSA, the party not acting as Valuation Agent for any particular Exposure calculation may dispute the Valuation Agent's calculation of the Delivery Amount. If the parties are unable to resolve this dispute, the terms of the standard CSA provide that the Valuation Agent is required to recalculate Exposure using, in substitution for the disputed Exposure amounts, the average of actual quotations at mid-market from four leading dealers in the relevant market.

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

Regulatory Capital Relief Transactions

    As of December 31, 2009, 52.8 percent of AIGFP's regulatory capital relief transactions (measured by net notional amount) were subject to a CSA linked to AIG's credit rating and 47.2 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone Master Agreement or similar agreement, under which the aggregate Exposure is calculated with reference to only a single transaction.

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

AIG 2009 Form 10-K            146

American International Group, Inc., and Subsidiaries

The following table presents the amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than AIGFP's super senior credit default swaps subject to the same Master Agreements) as of the periods ended:

(in millions)	December 31, 2008	December 31, 2009	February 17, 2010

Reference to market indices	$667	$60	$48
Market value of referenced obligation	380	-	-
Expected loss models	5	20	19
Negotiated amount	235	230	219

Total	$1,287	$310	$286

Arbitrage Portfolio — Multi-Sector CDOs

    In the CDS transactions, with physical settlement provisions, in respect of multi-sector CDOs, the standard CSA provisions for the calculation of Exposure have been modified, with the Exposure amount determined pursuant to an agreed formula that is based on the difference between the net notional amount of such transaction and the market value of the relevant underlying CDO security, rather than the replacement value of the transaction. As of any date, the "market value" of the relevant CDO security is the price at which a marketplace participant would be willing to purchase such CDO security in a market transaction on such date, while the "replacement value of the transaction" is the cost on such date of entering into a credit default swap transaction with substantially the same terms on the same referenced obligation (e.g., the CDO security). In cases where a formula is utilized, a transaction-specific threshold is generally factored into the calculation of Exposure, which reduces the amount of collateral required to be posted. These thresholds typically vary based on the credit ratings of AIG and/or the reference obligations, with greater posting obligations arising in the context of lower ratings. For the large majority of counterparties to these transactions, the Master Agreement and CSA cover non-CDS transactions (e.g., interest rate and cross currency swap transactions) as well as CDS transactions. As a result, the amount of collateral to be posted by AIGFP in relation to the CDS transactions will be added to or offset by the amount, if any, of the Exposure AIG has to the counterparty on the non-CDS transactions.

Arbitrage Portfolio — Corporate Debt/CLOs

    All of AIGFP's corporate arbitrage transactions are subject to CSAs. None of these transactions (measured by net notional amount) contains a special collateral posting provision, but each is subject to a Master Agreement that includes a CSA. These transactions are treated the same as other transactions subject to the same Master Agreement and CSA, with the calculation of collateral in accordance with the standard CSA procedures outlined above. 2.98 percent (measured by net notional amount) of these transactions, although subject to a Master Agreement and CSA, have specific valuation and threshold provisions. These thresholds are typically based on a combination of the credit rating of AIG and a ratings model of the transaction developed by Moody's model rating of the transaction (and not based on the value of any underlying reference obligations). Thus, as long as AIG maintains a rating above a specified threshold and the Moody's model of the underlying transaction exceeds a specified rating, the collateral provisions do not apply.

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

    Frequently, valuation estimates made by counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have differed, at times significantly, from AIGFP's estimates. In

147            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

almost all cases, AIGFP has been able to successfully resolve the differences or otherwise reach an accommodation with respect to collateral posting levels, including in certain cases by entering into compromise collateral arrangements. Due to the ongoing nature of these collateral calls, AIGFP may engage in discussions with one or more counterparties in respect of these differences at any time. Valuation estimates made by counterparties for collateral purposes are, like any other third-party valuation, considered in the determination of the fair value estimates of AIGFP's super senior credit default swap portfolio.

The following table presents the amount of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	December 31, 2008	December 31, 2009	February 17, 2010

Regulatory capital	$1,287	$310	$286
Arbitrage — multi-sector CDO	5,129	3,715	3,714
Arbitrage — corporate	2,349	565	582

Total	$8,765	$4,590	$4,582

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

    AIGFP's valuation methodologies for the super senior credit default swap portfolio have evolved in response to the deteriorating market conditions and the lack of sufficient market observable information. AIG regularly calibrates the model to available market information and reviews model assumptions on a regular basis.

Arbitrage Portfolio — Multi-Sector CDOs

    The underlying assumption of the valuation methodology for AIGFP's credit default swap portfolio wrapping multi-sector CDOs is that, to be willing to assume the obligations under a credit default swap, a market participant would

AIG 2009 Form 10-K            148

American International Group, Inc., and Subsidiaries

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

  2)
  Calculation of an implied credit spread for each security from the price and cash flow pattern determined in step 1. This is an arithmetic process which converts prices to yields (similar to the conversion of Department of the Treasury security prices to yields), and then subtracts LIBOR-based interest rates to determine the credit spreads;

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

149            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

  6)
  Division of the collateral pool into a number of hypothetical independent identical securities based on the CDO's diversity score so that the cash flow effects of the portfolio can be mathematically aggregated properly. The purpose of dividing the collateral pool into hypothetical securities is a simplifying assumption used in all BET models as part of a statistical technique that aggregates large amounts of homogeneous data;

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

The following table presents the net notional amount and fair value of derivative liability of the multi-sector super senior credit default swap portfolio using AIGFP's fair value methodology:

	Net Notional Amount		Fair Value Derivative Liability
At December 31, (in millions)
	2009	2008	2009	2008

BET model	$2,186	$2,545	$1,092	$1,370
Third party price	2,466	2,951	1,883	1,753
Average of BET model and third party price	193	3,218	145	1,568
European RMBS	3,081	3,842	1,298	1,215

Total	$7,926	$12,556	$4,418	$5,906

    The fair value of derivative liability of $4.4 billion recorded on AIGFP's super senior multi-sector CDO credit default swap portfolio, represents the cumulative change in fair value of the outstanding derivatives, which represents AIG's best estimate of the amount it would need to pay to a willing, able and knowledgeable third-party to assume the obligations under AIGFP's super senior multi-sector credit default swap portfolio at December 31, 2009.

Arbitrage Portfolio — Corporate Debt/CLOs

    The valuation of credit default swaps written on portfolios of investment-grade corporate debt and CLOs is less complex than the valuation of super senior multi-sector CDO credit default swaps and the valuation inputs are more transparent and readily available.

    During the third quarter of 2009, AIGFP enhanced its valuation methodology for credit default swaps written on portfolios of investment-grade corporate debt. This new methodology uses a mathematical model that produces results that are more closely aligned with prices received from third-parties, rather than relying on market indices.

AIG 2009 Form 10-K            150

American International Group, Inc., and Subsidiaries

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

    No assurance can be given that the fair value of AIGFP's arbitrage credit default swap portfolio would not change materially if other market indices or pricing sources were used to estimate the fair value of the portfolio.

Regulatory Capital Portfolio

    In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2009, AIGFP estimated that the weighted average expected maturity of the portfolio was 1.35 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of the Capital Accord of the Basel Committee on Banking Supervision (Basel I) that existed through the end of 2007 and which is in the process of being replaced by Basel II. It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, the Basel Committee recently announced that it has agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. AIGFP also considers other market data, to the extent relevant and available.

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

    In light of early termination experience to date and after other analyses, AIG determined that there was no unrealized market valuation adjustment for this regulatory capital relief portfolio for the year ended December 31, 2009 other than (1) for transaction where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief and (2) for transactions where the counterparty has failed to terminate the transaction early as expected and no longer has any rights to terminate early in the future. During 2009, AIGFP effected the early termination of a CDS transaction written on a European RMBS security of $1.5 billion in net notional amount that was reported as part of Regulatory Capital — Other at a level approximating its fair value at that time. Given its unique structure and concentrated exposure to high loan-to-value Spanish residential mortgages, this transaction had exposed AIGFP to a relatively higher level of liquidity and credit risk than any other regulatory capital CDS exposure, and AIG felt it prudent to terminate the transaction to avoid further deterioration.

    AIG will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the potential for further significant deterioration in the credit markets and the risk that AIGFP's expectations with respect to the termination of these transactions by its counterparties may not materialize, there can be no assurance that AIG will not recognize unrealized market valuation losses from this portfolio in future periods. Moreover, given

151            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

the size of the credit exposure, a decline in the fair value of this portfolio could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period or to AIG's consolidated financial condition.

Key Assumptions Used in the BET model — Multi-Sector CDOs

    The most significant assumption used in the BET model is the estimated price of the individual securities within the CDO collateral pools. The following table summarizes the gross transaction notional weighted average price by ABS category.

	Gross Transaction Notional Weighted Average Price at December 31,
	2009	2008

ABS Category
RMBS Prime	64.35%	50.46%
RMBS Alt-A	37.47	31.68
RMBS Subprime	29.32	29.02
CMBS	67.14	54.50
CDOs	19.01	17.53
Other	70.62	50.92

Total	42.75%	36.65%

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. For the years ended December 31, 2009 and 2008, CDO collateral managers provided market prices for 62.8 percent and 61.2 percent of the underlying securities, respectively. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark-quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

    AIGFP employs similar control processes to validate these model inputs as those used to value AIG's investment portfolio as described in Fair Value Measurements of Certain Financial Assets and Liabilities — Overview. The effects of the adjustments resulting from the validation process were de minimis for each period presented.

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

AIG 2009 Form 10-K            152

American International Group, Inc., and Subsidiaries

actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs declined 9.96 percent, 5.57 percent and 0.20 percent of the notional amount outstanding for the first, second and fourth quarters of 2009, respectively. However, for the three-month period ended September 30, 2009, prices for CDOs increased by an average of 5.13 percent of the notional amount outstanding. Further, it is difficult to extrapolate future experience based on current market conditions.

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $7.9 billion net notional amount of CDS written on multi-sector CDOs outstanding at December 31, 2009, a BET value is available for $4.8 billion net notional amount. No BET value is determined for $3.1 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $4.8 billion.

    As mentioned above, the most significant assumption used in the BET model is the estimated price of the securities within the CDO collateral pools. If the actual price of the securities within the collateral pools differs from the price used in estimating the fair value of the super senior credit default swap portfolio, there is potential for material variation in the fair value estimate. Any further declines in the value of the underlying collateral securities held by a CDO will similarly affect the value of the super senior CDO securities given their significantly depressed valuations. While the models attempt to predict changes in the prices of underlying collateral securities held within a CDO, the changes are subject to actual market conditions which have proved to be highly volatile, especially given current market conditions. AIG cannot predict reasonably likely changes in the prices of the underlying collateral securities held within a CDO at this time.

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at December 31, 2009 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at December 31, 2009
(dollars in millions)		Change	Entire Portfolio	RMBS PRIME	RMBS ALT-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	41 points	Increase of 5 points	$(314)	$(13)	$(29)	$(146)	$(81)	$(28)	$(17)
		Decrease of 5 points	270	14	28	108	81	17	22

Weighted		Increase of 1 year	61	2	7	52	(2)	1	1
average life	5.51 years	Decrease of 1 year	(121)	(3)	(5)	(114)	4	(1)	(2)

Recovery rates	23%	Increase of 10%	(40)	(1)	(1)	(10)	(20)	(3)	(5)
		Decrease of 10%	50	-	2	19	26	1	2

Diversity score(a)	13	Increase of 5	(9)
		Decrease of 5	34

Discount curve(b)	N/A	Increase of 100 bps	16

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

153            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Corporate Debt

The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) to fair value of derivative liability at December 31, 2009 corresponding to changes in these market credit inputs:

Input Used at December 31, 2009 (in millions)	Increase (Decrease) To Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$31
Effect of a decrease by 10 basis points	$(32)
All base correlations
Effect of an increase by 1%	$7
Effect of a decrease by 1%	$(7)
Assumed recovery rate
Effect of an increase by 1%	$(5)
Effect of a decrease by 1%	$5

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

Transfers into and out of Level 3

    During the year ended December 31, 2009, AIG transferred into Level 3 approximately $9.6 billion of assets, primarily representing investments in certain ABS, RMBS and CMBS, which coincided with a decrease in market transparency and downward credit migration of these securities, and investments in private placement corporate debt securities, for which pricing adjustments were made to reflect an additional risk premium not captured in the matrix pricing. During the year ended December 31, 2009, AIG transferred approximately $5.8 billion of assets out of Level 3. These transfers out of Level 3 primarily related to investments in certain ABS and RMBS and investments in private placement corporate debt. See Note 5 to the Consolidated Financial Statements for additional information about transfers into and out of Level 3.

AIG 2009 Form 10-K            154

American International Group, Inc., and Subsidiaries

Investments

Investments by Segment

The following tables summarize the composition of AIG's investments by segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

At December 31, 2009
Fixed maturity securities:
Bonds available for sale, at fair value	$79,507	$116,629	$158,190	$2,057	$9,079	$365,462
Bond trading securities, at fair value	-	846	6,227	19,651	4,519	31,243
Securities lending invested collateral, at fair value	-	-	277	-	-	277
Equity securities:
Common and preferred stock available for sale, at fair value	2,770	320	5,781	22	629	9,522
Common and preferred stock trading, at fair value	48	1	7,881	388	-	8,318
Mortgage and other loans receivable, net of allowance	9	17,728	6,810	428	2,486	27,461
Finance receivables, net of allowance	-	-	-	20,327	-	20,327
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	-	44,091	-	44,091
Other invested assets	11,668	13,141	13,749	213	6,464	45,235
Securities purchased under agreements to resell, at fair value	-	-	-	2,154	-	2,154
Short-term investments	12,094	17,456	10,652	3,767	3,106	47,075

Total investments	106,096	166,121	209,567	93,098	26,283	601,165
Cash	780	63	1,151	1,847	559	4,400

Total cash and investments	$106,876	$166,184	$210,718	$94,945	$26,842	$605,565

At December 31, 2008
Fixed maturity securities:
Bonds available for sale, at fair value	$69,106	$111,097	$158,660	$1,971	$22,208	$363,042
Bond trading securities, at fair value	-	899	5,397	26,848	4,104	37,248
Securities lending invested collateral, at fair value	790	-	3,054	-	-	3,844
Equity securities:
Common and preferred stock available for sale, at fair value	2,812	280	4,764	8	944	8,808
Common and preferred stock trading, at fair value	283	351	5,300	737	3	6,674
Mortgage and other loans receivable, net of allowance	5	19,475	11,089	367	3,751	34,687
Finance receivables, net of allowance	-	-	5	30,944	-	30,949
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	-	43,395	-	43,395
Other invested assets	11,474	15,637	14,173	1,247	15,108	57,639
Securities purchased under agreements to resell, at fair value	-	-	-	3,960	-	3,960
Short-term investments	9,253	10,733	17,088	6,238	3,354	46,666

Total investments*	93,723	158,472	219,530	115,715	49,472	636,912
Cash	549	77	5,688	1,719	609	8,642

Total cash and investments	$94,272	$158,549	$225,218	$117,434	$50,081	$645,554

*
At December 31, 2009, approximately 60 percent and 40 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 54 percent and 46 percent, respectively, at December 31, 2008.

155            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Investment Strategy

    AIG's investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the business model for each of the businesses: General Insurance, life insurance, retirement services and the Matched Investment Program. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products. Market conditions varied in 2009, with notable improvement in the second half of the year increasing the value of the investments that had suffered declines in 2008 and early 2009.

    At the local operating unit level, investment strategies are based on considerations that include the local market, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

    The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of life insurance & retirement services companies, as well as in the MIP portfolio, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with comparable duration assets. Fixed maturity securities held by the insurance companies included in the Commercial Insurance Group historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to meet the Commercial Insurance Group's current risk/return and tax objectives, the domestic property and casualty companies have begun to shift investment allocations away from tax exempt municipal bonds towards taxable instruments which meet the companies' liquidity, duration and quality objectives as well as current risk-return and tax objectives. Fixed maturity securities held by Foreign General Insurance companies consist primarily of intermediate duration high grade securities.

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

    AIG marks to market the vast majority of the invested assets held by its insurance companies. However, with limited exceptions (primarily with respect to separate account products on AIG's Consolidated Balance Sheet), AIG does not mark-to-market its insurance liabilities for changes in interest rates, even though rising interest rates have the effect of reducing the fair value of such liabilities, and falling interest rates have the opposite effect. This results in the recording of changes in unrealized gains (losses) on securities in Accumulated other comprehensive income resulting from changes in interest rates without any correlative, inverse changes in gains (losses) on AIG's liabilities. Because AIG's asset duration in certain low-yield currencies, particularly Japan and Taiwan, is shorter than its liability duration, AIG views increasing interest rates in these countries as economically advantageous, notwithstanding the effect that higher rates have on the market value of its fixed maturity portfolio.

    At December 31, 2009, approximately 53 percent of the fixed maturity securities were in domestic entities. Approximately 27 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 11 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Committee closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At December 31, 2009, approximately 15 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 5 percent were below investment grade or not rated at that date. Approximately one third of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

AIG 2009 Form 10-K            156

American International Group, Inc., and Subsidiaries

Discussion of investments by reportable segment is as follows:

General Insurance

    In AIG's General Insurance business, the duration of liabilities for long-tail casualty lines is greater than other lines. As differentiated from the life insurance & retirement services companies, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.

    Fixed income holdings of Commercial Insurance are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns as well as taxable municipal bonds, government bonds, and agency and corporate securities. The majority of these high quality investments are rated AAA or AA.

    Fixed income assets held in Foreign General Insurance are of high quality and short to intermediate duration, averaging 2.7 years compared to 6.1 years for those in Commercial Insurance.

    While invested assets backing reserves are invested in conventional fixed income securities in Commercial Insurance, a modest portion of surplus is allocated to large capitalization, high-dividend, public equity strategies and to alternative investments, including private equity and hedge funds. Notwithstanding the current environment, these investments have provided a combination of added diversification and attractive long-term returns over time.

Domestic and Foreign Life Insurance & Retirement Services

    With respect to life insurance & retirement services companies, AIG uses asset-liability management as a tool worldwide in these businesses to influence the composition of the invested assets and appropriate marketing strategies. AIG's objective is to maintain a matched asset-liability structure. However, in certain markets, the absence of long-dated fixed income investment instruments may preclude a matched asset-liability position. In addition, AIG may occasionally determine that it is economically advantageous to be temporarily in an unmatched position. To the extent that AIG has maintained a matched asset-liability structure, the economic effect of interest rate fluctuations is partially mitigated.

    AIG's investment strategy for its life insurance & retirement services companies is to produce cash flows greater than maturing insurance liabilities. AIG actively manages the asset-liability relationship in its foreign operations, even though certain territories lack qualified long-term investments or certain local regulatory authorities may impose investment restrictions. For example, in several Southeast Asian countries, the duration of investments is shorter than the effective maturity of the related policy liabilities. Therefore, there is risk that the reinvestment of the proceeds at the maturity of the initial investments may be at a yield below that of the interest required for the accretion of the policy liabilities. Additionally, there exists a future investment risk associated with certain policies currently in-force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

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

    AIG may use alternative investments, including equities, real estate and foreign currency denominated fixed income instruments in certain foreign jurisdictions where interest rates remain low and there are limited long-dated bond markets to extend the duration or increase the yield of the investment portfolio to more closely match the requirements of the policyholder liabilities and DAC recoverability. This strategy has been effectively used in Japan, and more recently, by Nan Shan in Taiwan.

    AIG actively manages the asset-liability relationship in its domestic operations. This relationship is more easily managed through the availability of qualified long-term investments.

157            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    A number of guaranteed benefits, such as living benefits or guaranteed minimum death benefits, are offered on certain variable life and variable annuity products. AIG manages its exposure resulting from these long-term guarantees through reinsurance or capital market hedging instruments.

    AIG invests in equities for various reasons, including diversifying its overall exposure to interest rate risk. Available for sale bonds and equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation or depreciation of investments, net of taxes, as a component of Accumulated other comprehensive income. AIG recognizes the credit component of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in accumulated other comprehensive income when AIG does not intend to sell the security or it is more likely than not that AIG will not be required to sell the security prior to recovery. See Investments — Other-Than-Temporary Impairments herein. Generally, insurance regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users to hedge their exposures. For a further discussion of AIG's use of derivatives, see Risk Management — Segment Risk Management — Financial Services herein.

Financial Services

Capital Markets

    For a discussion of the unwinding of AIG's businesses and portfolios, see Capital Resources and Liquidity — AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due — AIGFP Wind-down. The following information relates to AIGFP's operations during this wind down.

    AIGFP's management objective is to minimize interest rate, currency, commodity and equity risks associated with its investment securities. AIGFP hedges the market risk associated with the investment securities on a portfolio basis effectively converting the returns. While not qualifying for hedge accounting treatment, these transactions achieve the economic result of limiting interest rate volatility arising from such securities. The market risk associated with such hedges is managed on a portfolio basis.

    Securities purchased under agreements to resell are treated as collateralized financing transactions. AIGFP takes possession of or obtains a security interest in securities purchased under agreements to resell.

    AIGFP uses the proceeds from the issuance of notes and bonds and GIAs to invest in a diversified portfolio of securities, including trading securities, securities available for sale, and derivative transactions. The funds may also be invested in securities purchased under agreements to resell. The proceeds from the disposal of the aforementioned trading securities, securities available for sale and securities purchased under agreements to resell are used to fund the maturing GIAs or other AIGFP financings, or to invest in new assets. For a further discussion of AIGFP's borrowings, see Capital Resources and Liquidity — Debt herein.

    Capital Markets derivative transactions are carried at fair value. AIGFP reduces its market risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. For a further discussion on the use of derivatives by Capital Markets, see Results of Operations — Segment Results — Financial Services Operations — Capital Markets and Segment Risk Management — Financial Services — Derivative Transactions herein and Note 11 to the Consolidated Financial Statements.

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

AIG 2009 Form 10-K            158

American International Group, Inc., and Subsidiaries

Other Noncore Businesses

    Noncore Asset Management invested assets include those supporting the MIP, proprietary investments of AIG Global Real Estate and other proprietary investments including investments originally acquired for warehouse purposes described below.

    The MIP business strategy is to generate spread income from investments yielding returns greater than AIG's cost of funds. The asset-liability relationship is actively managed. The goal of the business is to capture a spread between income earned on investments and the funding costs of the program while mitigating interest rate and foreign currency exchange rate risk. The invested assets are predominantly fixed maturity securities and include U.S. residential mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. In addition, the MIP sold credit protection by issuing predominantly single-name investment grade corporate credit default swaps with the intent to earn spread income on credit exposure in an unfunded and leveraged form.

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

    The following table presents the credit ratings of AIG's fixed maturity investments:

	December 31,
	2009	2008

Rating:
AAA	23%	27%
AA	24	28
A	28	26
BBB	17	13
Below investment grade	6	4
Non-rated	2	2

Total	100%	100%

159            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Available for Sale Investments

    The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)		$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)		54,102	-
Non-U.S. governments	63,080	3,153	(649)		65,584	(1)
Corporate debt	185,188	10,826	(3,876	)(c)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)		28,324	(2,121)
CMBS	18,717	195	(5,623)		13,289	(739)
CDO/ABS	7,911	284	(1,304)		6,891	(63)

Total bonds available for sale(d)	364,491	17,786	(16,726)		365,551	(2,805)
Equity securities available for sale:
Common stocks	4,460	2,913	(75)		7,298	-
Preferred stocks	740	94	(20)		814	-
Mutual funds	1,264	182	(36)		1,410	-

Total equity securities available for sale	6,464	3,189	(131)		9,522	-

Total	$370,955	$20,975	$(16,857)		$375,073	$(2,805)

December 31, 2008
Bonds available for sale:
U.S. government and government sponsored entities	$4,433	$331	$(59)		$4,705
Obligations of states, municipalities and political subdivisions	62,718	1,150	(2,611)		61,257
Non-U.S. governments	62,176	6,560	(1,199)		67,537
Corporate debt	194,481	4,661	(13,523	)(c)	185,619
Mortgage-backed, asset-backed and collateralized:
RMBS	32,092	645	(2,985)		29,752
CMBS	14,205	126	(3,105)		11,226
CDO/ABS	6,741	233	(843)		6,131
AIGFP(b)	217	-	-		217

Total bonds available for sale(d)	377,063	13,706	(24,325)		366,444
Equity securities available for sale:
Common stocks	5,545	1,035	(512)		6,068
Preferred stocks	1,349	33	(138)		1,244
Mutual funds	1,487	78	(69)		1,496

Total equity securities available for sale	8,381	1,146	(719)		8,808

Total	$385,444	$14,852	$(25,044)		$375,252

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive loss, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
The amounts represent securities for which AIGFP has not elected the fair value option. At December 31, 2009, a total of $329 million in amortized cost and $375 million in fair value in securities for AIGFP were included in CDO/ABS. Historical amounts were not revised.

(c)
Financial institutions represent approximately 43 percent and 57 percent of the total gross unrealized losses at December 31, 2009 and 2008, respectively.

(d)
At December 31, 2009 and 2008, bonds available for sale held by AIG that were below investment grade or not rated totaled $24.5 billion and $19.4 billion, respectively. At December 31, 2009 and 2008, fixed maturity securities reported on the Consolidated Balance Sheet include $188 million and $442 million, respectively, of short-term investments included in Securities lending invested collateral.

AIG 2009 Form 10-K            160

American International Group, Inc., and Subsidiaries

The following table presents the industry categories of AIG's available for sale corporate debt securities:

	December 31,
Industry Category	2009	2008

Financial institutions:
Money Center /Global Bank Groups	18%	20%
Regional banks — other	5	5
Life insurance	4	4
Securities firms and other finance companies	2	4
Insurance non-life	3	5
Regional banks — North America	2	3
Other financial institutions	4	1
Utilities	14	13
Communications	8	8
Consumer noncyclical	8	8
Capital goods	7	6
Consumer cyclical	5	5
Energy	6	5
Other	14	13

Total*	100%	100%

*
At December 31, 2009 and 2008, approximately 94 percent and 96 percent, respectively, of these investments were rated investment grade.

Investments in RMBS, CMBS, CDOs and ABS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's investments in RMBS, CMBS, CDOs and ABS:

	December 31, 2009				December 31, 2008
(in millions)	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Bonds — available for sale:
AIG, excluding AIGFP:
RMBS	$32,173	$991	$(4,840)	$28,324	$32,092	$645	$(2,985)	$29,752
CMBS	18,717	195	(5,623)	13,289	14,205	126	(3,105)	11,226
CDO/ABS	7,582	238	(1,304)	6,516	6,741	233	(843)	6,131

Subtotal, excluding AIGFP	58,472	1,424	(11,767)	48,129	53,038	1,004	(6,933)	47,109
AIGFP	329	46	-	375	217	-	-	217

Total	$58,801	$1,470	$(11,767)	$48,504	$53,255	$1,004	$(6,933)	$47,326

*
Increases to amortized cost in 2009 primarily reflect the adoption of the new other-than-temporary impairments accounting standard.

161            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Investments in RMBS

The following table presents the amortized cost, gross unrealized gains (losses) and estimated fair value of AIG's investments in RMBS securities, other than those of AIGFP:

	December 31, 2009					December 31, 2008
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

RMBS:
U.S. agencies	$12,875	$726	$(22)	$13,579	48%	$12,793	$537	$(22)	$13,308	45%
Prime non-agency(a)	11,458	169	(2,027)	9,600	34	12,744	41	(1,984)	10,801	36
Alt-A	5,371	43	(1,681)	3,733	13	4,927	25	(743)	4,209	14
Other housing- related(b)	870	31	(391)	510	2	410	23	(54)	379	1
Subprime	1,599	22	(719)	902	3	1,218	19	(182)	1,055	4

Total	$32,173	$991	$(4,840)	$28,324	100%	$32,092	$645	$(2,985)	$29,752	100%

(a)
Includes foreign and jumbo RMBS-related securities.

(b)
Primarily wrapped second-lien.

    AIG's operations, other than AIGFP, held investments in RMBS with an estimated fair value of $28.3 billion at December 31, 2009, or approximately 5 percent of AIG's total invested assets. In addition, AIG's insurance operations held investments with a fair value totaling $6.5 billion in CDOs/ABS, of which $6 million included some level of subprime exposure. AIG's RMBS investments are predominantly in tranches that contain substantial protection features through collateral subordination. At December 31, 2009, approximately 64 percent of these investments were rated AAA, and approximately 5 percent were rated AA by one or more of the principal rating agencies. AIG's investments rated BBB or below totaled $8.7 billion, or approximately 1 percent of AIG's total invested assets at December 31, 2009. As of February 17, 2010, $12.1 billion of AIG's RMBS portfolio had been downgraded as a result of rating agency actions since January 1, 2007, and $169 million of such investments had been upgraded. Of the downgrades, $10.4 billion were AAA rated securities. In addition to the downgrades, as of February 17, 2010, the rating agencies had $377 million of RMBS on watch for downgrade.

    In 2009 and 2008, AIG collected approximately $5.0 billion and $7.5 billion, respectively, of principal payments on RMBS.

AIG 2009 Form 10-K            162

American International Group, Inc., and Subsidiaries

The following table presents the amortized cost of AIG's RMBS investments, other than those of AIGFP, by year of vintage and credit rating:

	Year of Vintage
At December 31, 2009 (in millions)
	Prior	2005	2006	2007	2008	2009	Total

Rating:
Total RMBS
AAA	$9,484	$2,779	$1,543	$1,809	$3,310	$1,578	$20,503
AA	895	310	157	81	-	104	1,547
A	410	518	167	247	64	17	1,423
BBB	431	616	233	148	-	-	1,428
Below investment grade	558	851	3,098	2,697	-	-	7,204
Non-rated	-	-	8	-	44	16	68

Total RMBS*	$11,778	$5,074	$5,206	$4,982	$3,418	$1,715	$32,173

Alt-A RMBS
AAA	$1,015	$439	$88	$164	$-	$-	$1,706
AA	207	28	28	33	-	-	296
A	20	105	11	111	-	-	247
BBB	70	58	-	14	-	-	142
Below investment grade	204	250	1,357	1,169	-	-	2,980
Non-rated	-	-	-	-	-	-	-

Total Alt-A	$1,516	$880	$1,484	$1,491	$-	$-	$5,371

Subprime RMBS
AAA	$460	$112	$73	$32	$-	$-	$677
AA	61	57	22	10	-	-	150
A	92	79	14	5	-	-	190
BBB	120	38	1	-	-	-	159
Below investment grade	124	214	70	15	-	-	423
Non-rated	-	-	-	-	-	-	-

Total Subprime	$857	$500	$180	$62	$-	$-	$1,599

Prime non-agency
AAA	$3,634	$578	$383	$298	$-	$298	$5,191
AA	599	219	106	38	-	56	1,018
A	267	266	134	131	64	17	879
BBB	136	509	177	134	-	-	956
Below investment grade	207	368	1,452	1,319	-	-	3,346
Non-rated	-	-	8	-	44	16	68

Total prime non-agency	$4,843	$1,940	$2,260	$1,920	$108	$387	$11,458

*
The weighted average expected life is 7 years.

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

163            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and estimated fair value of AIG's CMBS investments, other than those of AIGFP:

	December 31, 2009					December 31, 2008
(in millions)	Amortized Cost*	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Total

CMBS (traditional)	$16,599	$161	$(4,925)	$11,835	89%	$13,033	$110	$(3,030)	$10,113	92%
ReRemic/CRE CDO	932	20	(578)	374	5	583	2	(47)	538	4
Agency	200	8	(3)	205	1	159	7	(1)	165	1
Other	986	6	(117)	875	5	430	6	(26)	410	3

Total	$18,717	$195	$(5,623)	$13,289	100%	$14,205	$125	$(3,104)	$11,226	100%

*
Increases to amortized cost in 2009 primarily reflect the adoption of the new other-than-temporary impairments accounting standard.

The following table presents the percentage of AIG's CMBS investments, other than those of AIGFP, by credit rating:

At December 31,	2009	2008

Rating:
AAA	46%	84%
AA	12	8
A	10	6
BBB	12	1
Below investment grade	17	-
Non-rated	3	1

Total	100%	100%

The following table presents the percentage of AIG's CMBS investments, other than those of AIGFP, by year of vintage:

At December 31,	2009	2008

Year:
2008	1%	1%
2007	27	23
2006	15	11
2005	21	17
2004 and prior	36	48

Total	100%	100%

AIG 2009 Form 10-K            164

American International Group, Inc., and Subsidiaries

The following table presents the percentage of AIG's CMBS investments, other than those of AIGFP, by geographic region:

At December 31,	2009	2008

Geographic region:
New York	15%	15%
California	14	13
Texas	7	6
Florida	6	6
Virginia	3	3
Illinois	3	3
New Jersey	3	3
Pennsylvania	3	3
Maryland	2	2
Georgia	3	2
All Other*	41	44

Total	100%	100%

*
Includes Non-U.S. locations.

    The following table presents the percentage of AIG's CMBS investments, other than those of AIGFP, by industry:

At December 31,	2009	2008

Industry:
Office	30%	32%
Retail	30	30
Multi-family	15	16
Lodging	7	7
Industrial	7	7
Other	11	8

Total	100%	100%

    There have been disruptions in the CMBS market due to weakness in underlying commercial real estate fundamentals and the market's anticipation of increasing delinquencies and defaults. Although the market has improved and CMBS spreads have tightened during 2009, the market value of the holdings continues to be below amortized cost. AIG's investments in CMBS are predominantly in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

Investments in CDOs

The following table presents the amortized cost of AIG's CDO investments, other than those of AIGFP, by collateral type:

At December 31,	2009		2008
(in millions)	Amortized Cost*	Percent of Total	Amortized Cost	Percent of Total

Collateral Type:
Bank loans (CLO)	$2,015	74%	$824	61%
Synthetic investment grade	220	8	210	16
Other	443	17	291	22
Subprime ABS	33	1	12	1

Total	$2,711	100%	$1,337	100%

*
Increases to amortized cost in 2009 primarily reflect the adoption of the new other-than-temporary impairments accounting standard.

165            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the amortized cost of AIG's CDO investments, other than those of AIGFP, by credit rating:

At December 31,	2009		2008
(in millions)	Amortized Cost	Percent of Total	Amortized Cost	Percent of Total

Rating:
AAA	$325	12%	$386	29%
AA	135	5	180	13
A	1,028	38	574	43
BBB	670	25	168	13
Below investment grade	550	20	16	1
Non-rated	3	-	13	1

Total	$2,711	100%	$1,337	100%

Commercial Mortgage Loans

    At December 31, 2009, AIG had direct commercial mortgage loan exposure of $16.3 billion, with $14.9 billion representing U.S. loan exposure. At that date, over 98 percent of the U.S. loans were current. Foreign commercial mortgage loans of $1.4 billion are secured predominantly by properties in Japan. In addition, at December 31, 2009, AIG had $1.9 billion in residential mortgage loans in jurisdictions outside the United States, primarily secured by properties in Taiwan and Thailand.

The following table presents the U.S. commercial mortgage loan exposure by state and type of loan:

At December 31, 2009 (dollars in millions)	Number of Loans	Amount*	Apartments	Offices	Retails	Industrials	Hotels	Others	Percent of Total

State:
California	213	$4,102	$116	$1,807	$232	$985	$423	$539	28%
New York	75	1,584	307	930	174	40	48	85	11
New Jersey	73	1,286	602	282	276	49	-	77	9
Texas	72	1,061	75	488	127	260	81	30	7
Florida	103	996	45	357	239	114	29	212	6
Pennsylvania	68	535	108	135	142	117	18	15	4
Ohio	62	423	199	51	72	48	40	13	3
Maryland	23	401	28	194	169	1	4	5	2
Arizona	18	329	106	55	61	11	9	87	2
Colorado	25	328	18	207	4	12	27	60	2
Other states	417	3,819	316	1,527	742	408	367	459	26

Total	1,149	$14,864	$1,920	$6,033	$2,238	$2,045	$1,046	$1,582	100%

*
Excludes portfolio valuation losses.

AIG 2009 Form 10-K            166

American International Group, Inc., and Subsidiaries

AIGFP Trading Investments

The following table presents the fair value of AIGFP's fixed maturity trading investments:

At December 31,	2009		2008
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

U.S. government and government sponsored entities	$6,292	33%	$9,594	37%
Non-U.S. governments	247	1	500	2
Corporate debt	1,342	7	3,530	13
State, territories and political subdivisions	365	2	-	-
Mortgage-backed, asset-backed and collateralized	11,016	57	12,445	48

Total	$19,262	100%	$26,069	100%

The following table presents the credit ratings of AIGFP's fixed maturity trading investments:

At December 31,	2009	2008

Rating:
AAA	64%	74%
AA	13	10
A	12	11
BBB	3	3
Below investment grade	8	2

Total	100%	100%

The following table presents the fair value of AIGFP's trading investments in RMBS, CMBS, CDO/ABS and other collateralized securities:

At December 31,	2009		2008
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

RMBS	$2,806	26%	$3,679	30%
CMBS	2,219	20	2,020	16
CDO/ABS and other collateralized	5,991	54	6,746	54

Total	$11,016	100%	$12,445	100%

Other-Than-Temporary Impairments

    As a result of AIG's periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded impairment charges in earnings of $7.8 billion, $48.6 billion and $4.6 billion (including $643 million related to AIGFP recorded in other income) in 2009, 2008, and 2007 respectively. Refer to Note 6 to the Consolidated Financial Statements for a discussion of AIG's other-than-temporary impairment accounting policy.

167            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

December 31, 2009
Impairment Type:
Severity	$118	$829	$428	$2	$515	$1,892
Change in intent	186	656	146	-	48	1,036
Foreign currency declines	9	-	508	-	-	517
Issuer-specific credit events	589	2,260	327	16	993	4,185
Adverse projected cash flows on structured securities	1	76	45	4	23	149

Total	$903	$3,821	$1,454	$22	$1,579	$7,779

December 31, 2008
Impairment Type:
Severity	$2,367	$17,799	$4,546	$94	$2,992	$27,798
Change in intent	372	9,043	1,962	12	129	11,518
Foreign currency declines	-	-	1,903	-	-	1,903
Issuer-specific credit events	1,305	2,160	1,331	15	974	5,785
Adverse projected cash flows on structured securities	7	1,462	24	6	146	1,645

Total	$4,051	$30,464	$9,766	$127	$4,241	$48,649

December 31, 2007
Impairment Type:
Severity	$69	$1,063	$113	$643	$272	$2,160
Change in intent	83	652	224	7	27	993
Foreign currency declines	-	-	500	-	-	500
Issuer-specific credit events	229	158	60	-	50	497
Adverse projected cash flows on structured securities	1	336	3	-	106	446

Total	$382	$2,209	$900	$650	$455	$4,596

AIG 2009 Form 10-K            168

American International Group, Inc., and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

December 31, 2009
Impairment Type:
Severity	$844	$481	$55	$133	$379	$1,892
Change in intent	19	8	74	755	180	1,036
Foreign currency declines	-	23	17	475	2	517
Issuer-specific credit events	1,938	330	556	306	1,055	4,185
Adverse projected cash flows on structured securities	105	36	8	-	-	149

Total	$2,906	$878	$710	$1,669	$1,616	$7,779

December 31, 2008
Impairment Type:
Severity	$14,387	$3,011	$6,191	$2,450	$1,759	$27,798
Change in intent	5,300	453	527	4,398	840	11,518
Foreign currency declines	-	59	-	1,511	333	1,903
Issuer-specific credit events	1,948	92	240	2,105	1,400	5,785
Adverse projected cash flows on structured securities	1,608	32	5	-	-	1,645

Total	$23,243	$3,647	$6,963	$10,464	$4,332	$48,649

December 31, 2007
Impairment Type:
Severity	$1,132	$706	$135	$37	$150	$2,160
Change in intent	121	-	4	799	69	993
Foreign currency declines	-	19	-	480	1	500
Issuer-specific credit events	15	1	1	130	350	497
Adverse projected cash flows on structured securities	299	137	8	2	-	446

Total	$1,567	$863	$148	$1,448	$570	$4,596

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

169            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

December 31, 2009
Rating:
AAA	$793	$23	$97	$168	$-	$1,081
AA	383	16	77	142	-	618
A	231	345	78	423	-	1,077
BBB	258	110	119	319	-	806
Below investment grade	1,241	344	298	595	-	2,478
Non-rated	-	40	41	22	-	103
Equities/Other invested assets	-	-	-	-	1,616	1,616

Total	$2,906	$878	$710	$1,669	$1,616	$7,779

December 31, 2008
Rating:
AAA	$14,197	$645	$4,228	$476	$-	$19,546
AA	4,159	769	1,056	747	-	6,731
A	1,812	1,545	1,267	2,417	-	7,041
BBB	985	472	271	1,550	-	3,278
Below investment grade	2,025	125	141	4,834	-	7,125
Non-rated	65	91	-	440	-	596
Equities/Other invested assets	-	-	-	-	4,332	4,332

Total	$23,243	$3,647	$6,963	$10,464	$4,332	$48,649

December 31, 2007
Rating:
AAA	$275	$632	$2	$79	$-	$988
AA	914	87	6	112	-	1,119
A	271	73	84	259	-	687
BBB	75	70	41	208	-	394
Below investment grade	24	-	11	533	-	568
Non-rated	8	1	4	257	-	270
Equities/Other invested assets	-	-	-	-	570	570

Total	$1,567	$863	$148	$1,448	$570	$4,596

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

    AIG has recognized the other-than-temporary impairment charges (severity losses) shown above in 2009, 2008 and 2007, respectively. With the adoption of the new other-than-temporary impairments accounting standard on April 1, 2009, such severity loss charges subsequent to that date exclusively related to equity securities and other invested assets. In all prior periods, such charges primarily related to mortgage-backed, asset-backed and collateralized securities, corporate debt securities of financial institutions and other equity securities. Notwithstanding AIG's intent and ability to hold such securities until they had recovered their cost or amortized cost basis, and despite structures that indicated, at the time, that a substantial amount of the securities should have continued to perform in accordance with original terms, AIG concluded, at the time, that it could not reasonably assert that the impairment would be temporary.

    Determinations of other-than-temporary impairments are based on fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, AIG expects to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit losses were not recognized.

AIG 2009 Form 10-K            170

American International Group, Inc., and Subsidiaries

    Pricing of CMBS had been adversely affected by concerns that underlying mortgage defaults will increase. As a result, in the first quarter of 2009 prior to adopting the new other-than-temporary impairments accounting standard, AIG recognized $55 million of other-than-temporary impairment severity charges on CMBS valued at a severe discount to cost, despite the absence of any meaningful deterioration in performance of the underlying credits, because AIG concluded that it could not reasonably assert that the impairment period was temporary.

    In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in 2009 and 2008 related to:

  •
  securities for which AIG has changed its intent to hold or sell;

  •
  declines due to foreign exchange rates;

  •
  issuer-specific credit events;

  •
  certain structured securities; and

  •
  other impairments, including equity securities, partnership investments and private equity investments.

    AIG recognized $1.0 billion, $11.5 billion and $993 million in other-than-temporary impairment charges in 2009, 2008, and 2007, respectively, due to changes in intent.

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.09 percent, 3 percent and 0.20 percent of Total equity in 2009, 2008 and 2007, respectively.

    AIG holds approximately $500 million of affordable housing tax credits as of December 31, 2009, which are carried at fair value. AIG will continue to evaluate its ability to market such credits and their appropriate fair value.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings for 2009 and 2008 were $735 million and $634 million, respectively. Prior to 2008 there were no material amounts of accretion recorded. For a discussion of recent accounting standards affecting fair values and other-than-temporary impairments, see Notes 1 and 6 to the Consolidated Financial Statements.

171            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

	Less than or equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)
										Total
At December 31, 2009 Aging(a) (dollars in millions)
	Cost(c)	Unrealized Loss	Items(f)	Cost(c)	Unrealized Loss	Items(f)	Cost(c)	Unrealized Loss	Items(f)	Cost(c)	Unrealized Loss(d)	Items(f)

Investment grade bonds
0-6 months	$30,644	$815	3,493	$1,773	$519	165	$244	$151	24	$32,661	$1,485	3,682
7-12 months	10,663	589	1,102	7,057	2,286	666	2,870	1,967	324	20,590	4,842	2,092
> 12 months	33,662	2,471	4,337	8,845	2,507	933	1,172	751	128	43,679	5,729	5,398

Total	$74,969	$3,875	8,932	$17,675	$5,312	1,764	$4,286	$2,869	476	$96,930	$12,056	11,172

Below investment grade bonds
0-6 months	$1,721	$106	271	$681	$179	63	$169	$113	51	$2,571	$398	385
7-12 months	2,893	338	456	2,862	986	293	2,626	1,840	276	8,381	3,164	1,025
> 12 months	2,176	194	370	1,920	556	154	514	358	82	4,610	1,108	606

Total	$6,790	$638	1,097	$5,463	$1,721	510	$3,309	$2,311	409	$15,562	$4,670	2,016

Total bonds
0-6 months	$32,365	$921	3,764	$2,454	$698	228	$413	$264	75	$35,232	$1,883	4,067
7-12 months	13,556	927	1,558	9,919	3,272	959	5,496	3,807	600	28,971	8,006	3,117
> 12 months	35,838	2,665	4,707	10,765	3,063	1,087	1,686	1,109	210	48,289	6,837	6,004

Total(e)	$81,759	$4,513	10,029	$23,138	$7,033	2,274	$7,595	$5,180	885	$112,492	$16,726	13,188

Equity securities
0-6 months	$1,195	$69	682	$94	$24	75	$-	$-	1	$1,289	$93	758
7-12 months	262	29	63	16	6	29	3	3	4	281	38	96
> 12 months	-	-	-	-	-	-	-	-	-	-	-	-

Total	$1,457	$98	745	$110	$30	104	$3	$3	5	$1,570	$131	854

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

(f)
Item count is by CUSIP by subsidiary.

    For 2009, net unrealized gains related to fixed maturity and equity securities increased by $14.3 billion ($9.3 billion after tax), reflecting an increase in fair value primarily due to the narrowing of credit spreads, partially offset by the reversal of prior other-than-temporary impairment charges in connection with the adoption of a new accounting standard which changed the recognition criteria for other-than-temporary impairment charges.

    See also Note 6 to the Consolidated Financial Statements.

Risk Management

Overview

    AIG continues to focus on enhancing its risk management control environment, risk management processes and its enterprise risk management functions, at the board, corporate and individual business levels. In March 2009, the Board of Directors expanded the role of its Finance Committee to incorporate risk and finalized the charter of the Finance & Risk Management Committee. Similarly, the revised charter of the expanded Compensation & Management Resources Committee was approved. At the corporate level, the AIG Risk & Capital Committee (ARCC) was formed to ensure that risks and their effect on capital are assessed and consolidated in a coordinated

AIG 2009 Form 10-K            172

American International Group, Inc., and Subsidiaries

fashion at senior levels of the company. In addition, two steering committees were formed to oversee the wind-down of the real estate (Global Real Estate Steering Committee) and financial products (AIGFP Steering Committee) portfolios. At the business level, the asset/liability committees and sub-committees have become increasingly active in the management of their assets and liabilities and their inherent risks.

    AIG continues to explore process improvements and risk mitigation strategies, both at the corporate and business levels in an effort to minimize the capital and liquidity needs of AIG's local legal entities. However, limited liquidity in the markets and a limitation in the number of counterparties willing to transact with AIG continue to constrain AIG's ability to utilize techniques for mitigating its exposure to credit, market and liquidity risks.

    During 2009, AIG continued to build on its scenario-related stress testing for purposes of its asset-liability and liquidity management processes. AIG's de-risking strategies have resulted in the following:

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

    The major risks to which AIG is exposed include the following:

  •
  Credit risk — the potential loss arising from an obligor's inability or unwillingness to meet its obligations to AIG.

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

    AIG is also exposed to reputational risk, which is defined as the risk of direct loss or loss in future business because of damage to AIG's reputation. Damage to the company's reputation can arise from a large number of issues, including potential conflicts of interest; legal and regulatory requirements; ethical issues; and sales and trading practices. In addition, reputational risk can be both the cause of or result from the major risks outlined above. See Item 1A Risk Factors — Reputational Harm.

    The primary responsibility for risk management lies with the business executives within AIG's segments. The business executives are responsible for establishing and maintaining risk management processes in their areas of activity under the risk management framework established by AIG senior management, and responding to their specific business needs and issues, including risk concentrations within their respective businesses. The primary focus of corporate risk management is to provide oversight of these processes in the businesses and to assess the risk of AIG incurring economic losses from concentrations of risk in the risk categories outlined above.

Corporate Risk Governance

    AIG's major risks are addressed at the corporate level through Enterprise Risk Management (ERM), which is headed by AIG's Chief Risk Officer (CRO). ERM reports to the Chief Executive Officer and is responsible for

173            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

assisting AIG's business leaders, executive management and Board of Directors to identify, assess, quantify, manage and mitigate the risks incurred by AIG.

    An important goal of ERM is to ensure that, after appropriate governance, authorities, procedures and policies have been established, aggregated risks do not result in inappropriate concentrations. Senior management defines the policies and has established general operating parameters for its global businesses and various oversight committees to monitor the risks attendant to its businesses. These committees include the ARCC, as previously described, Credit Risk Committee (CRC), Liquidity Risk Committee (LRC), Catastrophic & Emerging Risks Committee (CERC), Complex Structured Finance Transaction Committee (CSFTC) and Global and Regional Pricing Committees.

  •
  The CRC is responsible for the following:

  •
  approving credit risk policies and procedures for use throughout AIG;

  •
  delegating credit authority to business unit credit officers and select business unit managers;

  •
  approving transaction requests and limits for corporate, sovereign, structured finance and cross-border credit exposures that exceed delegated authorities;

  •
  establishing and maintaining AIG's risk rating process for corporate, financial and sovereign obligors;

  •
  conducting regular reviews of credit risk exposures in the portfolios of all credit-incurring business units; and

  •
  reviewing all credit concentration risks.

  •
  The LRC is responsible for liquidity policy and implementation at AIG parent and exercises oversight and control of liquidity policies at each AIG entity. See Capital Resources and Liquidity herein.

  •
  The CERC is responsible for enhancing and consolidating AIG's existing processes to analyze, discuss, quantify and report to senior management the risks to AIG of potential catastrophic events that have been insured by AIG's various divisions. The committee meets regularly and discusses potential events and emerging risks that may materialize in the future. The committee's membership includes senior underwriting, actuarial, and risk management professionals.

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

  •
  The Global Pricing Committee provides oversight of AIG's pricing valuation practices and processes and has delegated operational responsibility to the Regional Pricing Committees to implement and monitor these practices within the underlying businesses of each respective region.

Credit Risk Management

    AIG devotes considerable resources to managing its direct and indirect credit exposures, such as those arising from fixed income investments, deposits, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk in derivatives activities, cessions of insurance risk to reinsurers and customers, credit risk assumed through credit derivatives written, financial guarantees and letters of credit. Credit risk is defined as the risk that AIG's customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also be manifested: (i) through the downgrading of credit ratings of counterparties whose credit instruments AIG may be holding, or, in some cases, insuring, causing the value of the assets to decline or insured risks to rise; and (ii) as cross-border risk where a country (sovereign government risk) or one or more non-sovereign obligors within a country are unable to repay an obligation or are unable to provide foreign exchange to service a credit or equity exposure incurred by another AIG business unit located outside that country.

AIG 2009 Form 10-K            174

American International Group, Inc., and Subsidiaries

    AIG's credit risks are managed at the corporate level by the Credit Risk Management department (CRM) whose primary role is to support and supplement the work of the businesses and the CRC. CRM is headed by AIG's Chief Credit Officer (CCO), who reports to AIG's CRO. AIG's CCO is primarily responsible for the development and maintenance of credit risk policies and procedures approved by the CRC. In discharging this function CRM has the following responsibilities:

  •
  approve delegated credit authorities to CRM credit executives and business unit credit officers;

  •
  manage the approval process for all requests for credit limits, program limits and transactions above delegated authorities;

  •
  aggregate globally all credit exposure data by counterparty, country and industry and report risk concentrations regularly to and review with the CRC and the Finance and Risk Management Committee of the Board of Directors;

  •
  administer regular portfolio credit reviews of all investment, derivative and credit-incurring business units and recommend any corrective actions where required;

  •
  develop methodologies for quantification and assessment of credit risks, including the establishment and maintenance of AIG's internal risk rating process; and

  •
  approve appropriate credit reserves and methodologies at the business unit and enterprise levels.

    The CRC also approves concentration limits on U.S. and international business unit consumer loan portfolios, including the mortgage insurance activities of UGC. In addition, the CRC is also responsible for establishing concentration limits on Asset Management Group's exposures in U.S. and international RMBS, CMBS, and CDOs. See Investments herein.

    AIG monitors and controls its company-wide credit risk concentrations and attempts to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in certain circumstances, AIG may require third-party guarantees, reinsurance or collateral, such as letters of credit and trust account deposits. These guarantees, letters of credit and reinsurance recoverables are also treated as credit exposure and are added to AIG's risk concentration exposure data.

    AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, finance leases, reinsurance recoverables, derivatives (mark-to-market), deposits and letters of credit (both in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.

The following table presents AIG's largest credit exposures as a percentage of Total equity:

At December 31, 2009 Category	Risk Rating(a)		Credit Exposure as a Percentage of Total Equity

Investment Grade:
10 largest combined	A-	(b)	102.8	%(c)
Single largest non-sovereign (financial institution)	BBB-		9.4
Single largest corporate	AA		3.4
Single largest sovereign	AAA		21.3
Non-Investment Grade:
Single largest sovereign	BB-		1.9
Single largest non-sovereign	BB		0.6

(a)
Reflects AIG's internal risk ratings.

(b)
Four of the ten largest credit exposures are to financial institutions, four are to investment-grade rated sovereigns and two are to government-sponsored entities. None of the top ten is rated lower than BBB- or its equivalent.

(c)
Exposure to the ten largest combined as a percentage of Total equity was 150.7 percent at December 31, 2008.

175            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG defines its cross-border exposure to include both cross-border credit exposures and its cross-border investments in its own international subsidiaries. Nine countries had cross-border exposures in excess of 10 percent of Total equity at December 31, 2009 (eight countries and 20 percent at December 31, 2008). Based on AIG's internal risk ratings, at that date, six were rated AAA, two were rated AA and one was rated A. The two largest sovereign exposures are to Bermuda and the United Kingdom.

    In addition, AIG reviews and manages its industry concentrations. AIG's single largest industry credit exposure is to the global financial institutions sector, which includes banks and finance companies, securities firms, insurance and reinsurance companies, and government-sponsored entities (Federal National Mortgage Association and Federal Home Loan Mortgage Association).

The following table presents AIG's largest credit exposures to the global financial institution sector as a percentage of Total equity:

At December 31, 2009	Credit Exposure as a Percentage of Total Equity

Industry Category:
Money Center / Global Bank Groups	83.9	%*
Government-Sponsored Entities	20.1
European Regional Financial Institutions	15.1
Global Life Insurance Companies	14.1
Global Reinsurance Companies	12.2
Asian Regional Financial Institutions	8.0
North American Based Regional Financial Institutions	7.4
Supranational Banks	7.3

*
Exposure to Money Center/Global Bank Groups as a percentage of Total equity was 138.7 percent at December 31, 2008.

    AIG's exposure to its five largest money center/global bank group institutions was 33.5 percent of Total equity at December 31, 2009 (56.8 percent of Total equity at December 31, 2008).

    Credit exposure to Global Reinsurance Companies was 12.2 percent of Total equity compared to 18.4 percent at December 31, 2008. Credit exposure to Transatlantic, previously a consolidated subsidiary, was added to this category. Transatlantic now represents AIG's largest reinsurance credit exposure, with approximately $1.6 billion of uncollateralized reinsurance assets. Transatlantic's core operating subsidiaries have financial strength ratings of A by A.M. Best and A+ by S&P.

    AIG also has a risk concentration through the investment portfolios of its insurance companies in the U.S. municipal sector. AIG holds approximately $48.6 billion of tax-exempt and taxable securities issued by a wide number of municipal authorities across the U.S. and its territories. A majority of these securities are held in available-for-sale portfolios of AIG's domestic property-casualty insurance companies. These securities are comprised of the general obligations of states and local governments, revenue bonds issued by these same governments and bonds issued by transportation authorities, universities, state housing finance agencies and hospital systems. The average credit quality of these issuers is A+.

    Currently, several states, local governments and other issuers are facing pressures on their budget revenues from the effects of the recession and have had to cut spending and draw on reserve funds. Consequently, several municipal issuers in AIG's portfolios have been downgraded one or more notches by the rating agencies. The most notable of these issuers is the State of California, of which AIG holds approximately $1.1 billion of general obligation bonds and which at December 31, 2009 was also the largest single issuer in AIG's municipal finance portfolio. Nevertheless, despite the budget pressures facing the sector, AIG does not expect any significant defaults in portfolio holdings of municipal issuers.

AIG 2009 Form 10-K            176

American International Group, Inc., and Subsidiaries

    The CRC reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. The CRC may adjust limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

Market Risk Management

    AIG is exposed to market risks, primarily within its insurance and capital markets businesses (see Capital Resources and Liquidity — AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due — AIGFP Wind-down regarding its market risk issues and management as transactions in that business are wound down). For AIG's insurance operations, the asset-liability exposures are predominantly structural in nature, and not the result of speculative positioning to take advantage of short-term market opportunities. For example, the business model of life insurance and retirement savings is to collect premiums or deposits from policyholders and invest the proceeds in predominantly long-term, credit based assets. A spread is earned over time between the asset yield and the cost payable to policyholders. The asset and liability profiles are managed so that the cash flows resulting from invested assets are sufficient to meet policyholder obligations when they become due without the need to sell assets prematurely into a potentially distressed market. In periods of severe market volatility, depressed and illiquid market values on otherwise performing investments diminish shareholders' equity even without the realization of actual credit event related losses. Such diminution of capital strength has caused downward pressure on the market's assessment of the financial strength and the credit ratings of insurers.

    The Market Risk Management and Independent Valuation function (MRMIV), which reports to the CRO, is responsible for control and oversight of all frequently traded market risks within AIG. The Insurance Risk Management function (IRM), which also reports to the CRO, is responsible for control and oversight of non-frequently traded asset liability management risks and risk aggregation across AIG's financial services, insurance, and investment activities.

    AIG's market exposures can be categorized as follows:

  •
  Benchmark interest rates.  Benchmark interest rates are also known as risk-free interest rates and are associated with either the government / treasury yield curve or the swap curve. The fair value of AIG's significant fixed maturity securities portfolio changes as benchmark interest rates change.

  •
  Credit spread or risk premium.  Credit spread risk is the potential for loss due to a change in an instrument's risk premium or yield relative to that of a comparable-duration, default-free instrument.

  •
  Equity and alternative investment prices.  AIG's exposure to equity and alternative investment prices arises from direct investments in common stocks and mutual funds, from minimum benefit guarantees embedded in the structure of certain variable annuity and variable life insurance products and from other equity-like investments, such as partnerships comprised of hedge funds and private equity funds, private equity investments, commercial real estate and real estate funds.

  •
  Foreign currency exchange rates.  AIG is a globally diversified enterprise with significant income, assets and liabilities denominated in, and significant capital deployed in, a variety of currencies.

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

177            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

  •
  Value-at-Risk (VaR).  VaR is a summary statistical measure that uses the estimated volatility and correlation of market factors to calculate the maximum loss that could occur over a defined period of time with a specified level of statistical confidence. VaR measures not only the size of individual exposures but also the interaction between different market exposures, thereby providing a portfolio approach to measuring market risk. A key shortcoming of the VaR approach is its reliance on historical data, making VaR calculations essentially "backward looking." This shortcoming was most evident during the recent credit crisis.

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

    The magnitudes of volatilities of financial markets and degree of correlation among different markets, risks and asset classes in 2008 were unprecedented and rendered the VaR measure that is based on historical data analysis a much less reliable and indicative risk measure. As a result, AIG is using sensitivities for non-Capital Markets activities under specific scenarios to convey the magnitude of its exposures to various key market risk factors, such as yield curve, equity markets and alternative assets, and foreign currency exchange rates. For Insurance, Noncore Asset Management, and Financial Services (excluding Capital Markets), these sensitivities and scenarios are shown in the table below.

Insurance and Financial Services (excluding Capital Markets) Sensitivities

The following table provides estimates of AIG's sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

As of December 31,	Exposure			Effect
(dollars in millions)	2009	2008	Sensitivity Factor	2009	2008

Yield sensitive assets	$524,000	$500,000	100 bps parallel increase in all yield curves	$(26,200)	$(23,500)
Equity and alternative investments exposure	$44,000	$47,000	20% decline (15% in 2008) in stock prices and value of alternative investments*	$(8,800)	$(7,050)
Foreign currency exchange rates net exposure	$22,000	$17,000	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(2,200)	$(1,700)

*
2008 utilized a sensitivity factor of 15 percent for Equity and Alternative Investments. Using a 20 percent factor, the effect would have been $9.4 billion.

    Exposures for yield curves include assets that are directly sensitive to yield curve movements, such as fixed-maturity securities, loans, finance receivables and short-term investments (excluding consolidated separate account assets). Exposures for equity and alternative investment prices include investments in common stocks, preferred stocks, mutual funds, hedge funds, private equity funds, commercial real estate and real estate funds (excluding consolidated separate account assets and consolidated managed partnerships and funds). Exposures to foreign currency exchange rates reflect AIG's consolidated non-U.S. dollar net capital investments on a GAAP basis. Comparisons of 2009 exposures to 2008 are as follows:

  •
  total yield sensitive assets increased 4.8 percent ($24 billion) compared to 2008, primarily due to improving markets which increased asset prices (specifically, fixed income securities), partially offset by asset reductions from the 2009 divestiture of certain businesses and a decrease in loan values ($17.5 billion) due to a decline in the loan portfolio combined with a steepening in yield curves, particularly in the U.S.;

  •
  equity and alternative investments declined reflecting the effects of the poor 2008 market performance, in particular in partnership investments (down approximately $5.2 billion). These decreases were partially offset by

AIG 2009 Form 10-K            178

American International Group, Inc., and Subsidiaries

    the recovering world equity markets, which added approximately $2 billion in common and preferred stock investments; and

  •
  the net increase in foreign exchange net combined exposure reflects: approximately $4.3 billion increase in the Taiwan dollar due to aggressive capital management-driven local hedging program (away from U.S. and other non-local currencies); $4.2 billion increase in Japanese yen primarily due to surrender activity in Japan; partially offset by a number of relatively small decreases in other currencies with a net combined position totaling approximately $4.0 billion.

    The above sensitivities of a 100 basis point increase in yield curves, a 20 percent decline in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar were chosen solely for illustrative purposes. The selection of these specific events should not be construed as a prediction, but only as a demonstration of the potential effects of such events. These scenarios should not be construed as the only risks AIG faces; these events are shown as an indication of several possible losses AIG could experience. In addition, losses from these and other risks could be materially higher than illustrated.

    The sensitivity factors utilized for 2009 and presented above were selected based on historical data from 1989 to 2009, as follows (see the table below):

  •
  a 100 basis point parallel shift in the yield curve is broadly consistent with a one standard deviation movement of the benchmark ten-year treasury yield;

  •
  a 20 percent drop for equity and alternative investments is broadly consistent with a one standard deviation movement in the S&P 500. In the 2008 sensitivity analysis, a standard deviation of 15 percent was based on the experience of the 20 years ended December 31, 2007; the volatile 2008 period was deemed to be a stress event and was thus excluded; and

  •
  a 10 percent depreciation of foreign currency exchange rates is consistent with a one standard deviation movement in the U.S. dollar (USD)/Japanese Yen (JPY) exchange rate.

	Period	Standard Deviation	Suggested 2009 Scenario	2009 Scenario as a Multiple of Standard Deviation	2009 Change/ Return	2009 as a Multiple of Standard Deviation	Original 2008 Scenario (based on Standard Deviation for 1987-2007 Period)

10-Year Treasury	1989-2009	1.0%	1.0%	1.0	1.6%	1.6	1.0%
S&P 500	1989-2009	19.3%	20.0%	1.0	23.5%	1.2	15.0%
USD/JPY	1989-2009	10.6%	10.0%	0.9	(2.6)%	0.2	10.0%

Operational Risk Management

    AIG's Operational Risk Management department (ORM) oversees AIG's operational risk management practices. The Director of ORM reports to the CRO. ORM is responsible for establishing the framework, principles and guidelines of AIG's operational risk management program. AIG has implemented an operational risk management framework including a risk and control self assessment (RCSA) process.

    Each business unit is responsible for implementing the components of the operational risk management program to ensure that effective operational risk management practices are utilized throughout AIG. Business units continue to enhance their governance frameworks in order to perform more robust risk assessments. In addition, business units involved in the disposition process are engaged in the assessment of the specific operational risks attendant to a separation from AIG.

179            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

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

    AIG's Reinsurance Security Department (RSD) conducts periodic detailed assessments of the financial status and condition of current and potential reinsurers, both foreign and domestic. The RSD monitors both the nature of the risks ceded to the reinsurers and the aggregation of total reinsurance recoverables ceded to reinsurers. Such assessments may include, but are not limited to, identifying if a reinsurer is appropriately licensed and has sufficient financial capacity and evaluating the local economic environment in which a foreign reinsurer operates.

    The RSD reviews the nature of the risks ceded to reinsurers and the need for credit risk mitigants. For example, in AIG's treaty reinsurance contracts, AIG frequently includes provisions that require a reinsurer to post collateral when a referenced event occurs. Furthermore, AIG limits its unsecured exposure to reinsurers through the use of credit triggers which include but are not limited to, insurer financial strength rating downgrades, declines in statutory surplus below pre-determined levels, decreases in NAIC risk-based capital (RBC) below certain levels, or setting maximum limits for reinsurance recoverables. In addition, AIG's CRC reviews all reinsurer exposures and credit limits and approves most large reinsurer credit limits above pre-set limits that represent actual or potential credit concentrations. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG's business substantially dependent upon any single reinsurance contract.

    AIG enters into intercompany reinsurance transactions for its General Insurance and life insurance & retirement services operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG's various insurance company subsidiaries and to leverage economies of scale with external reinsurers. When required for statutory recognition, AIG obtains letters of credit from third-party financial institutions to collateralize these intercompany transactions. At December 31, 2009, approximately $5.4 billion of letters of credit were outstanding to cover intercompany reinsurance transactions among subsidiaries.

    Although reinsurance arrangements do not relieve AIG subsidiaries from their direct obligations to insureds, an efficient and effective reinsurance program substantially mitigates AIG's exposure to potentially significant losses. AIG continually evaluates the reinsurance markets and the relative attractiveness of various arrangements for coverage, including structures such as catastrophe bonds, insurance risk securitizations, "sidecars" and similar vehicles.

    AIG purchased U.S. property catastrophe coverage of approximately $4.22 billion and $1.5 billion in 2010 and 2009, respectively, in excess of a per occurrence deductible of $2.0 billion. In addition, AIG purchased over $320 million in workers' compensation catastrophe reinsurance.

AIG 2009 Form 10-K            180

American International Group, Inc., and Subsidiaries

Reinsurance Recoverable

    General reinsurance recoverable assets are comprised of:

  •
  balances due from reinsurers for indemnity losses and loss expenses billed to, but not yet collected from, reinsurers (collectively, Paid Losses Recoverable);

  •
  ultimate ceded reserves for indemnity losses and expenses, including reserves for claims reported but not yet paid and estimates for IBNR (collectively, Ceded Loss Reserves); and

  •
  ceded Reserves for Unearned Premiums.

    At December 31, 2009, reinsurance recoverable assets of $21.4 billion include Paid Losses Recoverable of $744 million, Ceded Loss Reserves of $17.5 billion, and Ceded Reserves for Unearned Premiums of $3.2 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years and are continually reviewed and updated by management. Any adjustments are reflected in income. It is AIG's belief that the ceded reserves for losses and loss expenses at December 31, 2009 reflect a reasonable estimate of the ultimate losses recoverable. Actual losses may differ from the reserves currently ceded.

    AIG manages the credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, and when necessary AIG requires reinsurers to post collateral in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2009, approximately 56 percent of the reinsurance assets were from unauthorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. More than 52 percent of these balances were collateralized, permitting statutory recognition. Additionally, with the approval of insurance regulators, AIG posted approximately $1.5 billion of letters of credit issued by commercial banks and $2.8 billion of funded trusts in favor of certain General Insurance companies to permit those companies statutory recognition of balances otherwise uncollateralized at December 31, 2009. The remaining 44 percent of the reinsurance assets were from authorized reinsurers. At December 31, 2009, approximately 85 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by S&P. These ratings are measures of financial strength.

The following table presents information for each reinsurer representing in excess of four percent of AIG's total Reinsurance assets:

At December 31, 2009 (in millions)	S&P Rating(a)	A.M. Best Rating(a)	Gross Reinsurance Assets	Percent of Reinsurance Assets, Net	Collateral Held(b)	Uncollateralized Reinsurance Assets

Reinsurer:
Transatlantic	A+	A	$1,692	8.1%	$105	$1,587
Swiss Reinsurance Group of Companies	A+	A	$1,569	7.6%	$372	$1,197
Munich Reinsurance Group of Companies	AA-	A+	$1,597	7.5%	$677	$920
Lloyd's Syndicates — Lloyd's of London(c)	A+	A	$908	4.3%	$99	$809

(a)
The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of February 5, 2010.

(b)
Excludes collateral held in excess of applicable treaty balances.

(c)
Excludes Equitas gross reinsurance assets that are unrated, which are less than five percent of AIG's general reinsurance assets.

    AIG maintains an allowance for estimated unrecoverable reinsurance of $440 million. At December 31, 2009, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction). In the current environment of weaker economic conditions and strained financial markets, certain reinsurers are reporting

181            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

losses and could be subject to rating downgrades. AIG's reinsurance recoverable exposures are primarily to the regulated subsidiaries of such companies which are subject to minimum regulatory capital requirements. The RSD, in conjunction with CRM, is reviewing these developments, is monitoring compliance with credit triggers that may require the reinsurer to post collateral, and, as appropriate, will seek to use other means to mitigate any material risks arising from these developments.

Segment Risk Management

    Other than as described above, AIG manages its business risk oversight activities through its operating segments.

Insurance Operations

    AIG's multiple insurance businesses conducted on a global basis expose AIG to a wide variety of risks with different time horizons. These risks are managed throughout the organization, both centrally and locally, through a number of procedures, including:

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

  •
  review and establishment of reserves.

    AIG closely manages insurance risk by overseeing and controlling the nature and geographic location of the risks in each line of business underwritten, the terms and conditions of the underwriting and the premiums charged for taking on the risk. Concentrations of risk, including, but not limited to wind, flood, earthquake, terrorism and accident are analyzed using various modeling techniques.

    AIG has two major categories of insurance risks as follows:

  •
  General Insurance — risks covered include property, casualty, fidelity/surety, management liability and mortgage insurance. Risks in the general insurance segment are managed through aggregations and limitations of concentrations at multiple levels: policy, line of business, correlation and catastrophic risk events.

  •
  Domestic Life Insurance & Retirement Services and Foreign Life Insurance & Retirement Services — risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities in the retirement savings-oriented products. Risks are managed through product design, sound medical underwriting, external traditional reinsurance programs and external catastrophe reinsurance programs.

    AIG is a major purchaser of reinsurance for its insurance operations. The use of reinsurance facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). AIG may purchase reinsurance on a pooled basis. Pooling of AIG's reinsurance risks enables AIG to purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global catastrophe risks, both for the General Insurance and Life Insurance & Retirement Services businesses.

General Insurance

    In General Insurance, underwriting risks are managed through the application approval process, exposure limitations as well as through exclusions, deductibles and self-insured retentions, coverage limits and reinsurance. The risks covered by AIG are managed through sound underwriting practices, pricing procedures and the use of actuarial

AIG 2009 Form 10-K            182

American International Group, Inc., and Subsidiaries

analysis as part of the determination of overall adequacy of provisions for insurance contract liabilities. Underwriting practices and pricing procedures are based on historical experience, current regulation and judicial decisions as well as proposed or anticipated regulatory changes. Climate change and related regulatory initiatives may increase both the frequency and severity of claims or the cost of defending such claims. General Insurance policies are primarily written for periods of 12 months or less providing General Insurance with the ability to modify underwriting practices and pricing procedures; limiting the financial impact to such increase in claims. Each line of business and many individual policyholders may have different exposures to the effects of climate change. While it is not possible to precisely quantify the impact of a policyholder's operations on climate change, underwriters routinely evaluate the potential effect on greenhouse gas emissions when considering policy renewals. Property and casualty insurance policies typically exclude or significantly limit coverage for pollution and related environmental damage. While these pollution exclusions have sustained judicial scrutiny and have not been overturned by judicial decisions, there can be no assurance that future court decisions will uphold prior case law precedents.

    A primary goal of AIG in managing its General Insurance operations is to achieve an underwriting profit. To achieve this goal, AIG must be disciplined in its risk selection, premiums must be adequate, and terms and conditions must be appropriate to cover the risk accepted.

Catastrophe Exposures

    The nature of AIG's business exposes it to various catastrophic events in which multiple losses across multiple lines of business can occur in any calendar year. In order to control this exposure, AIG uses a combination of techniques, including setting aggregate limits in key business units, monitoring and modeling accumulated exposures, and purchasing catastrophe reinsurance to supplement its other reinsurance protections. The majority of policies exposed to catastrophic events are one-year contracts allowing AIG to quickly adjust its exposure to catastrophic events in the event climate changes increase the frequency or severity of such events.

    Natural disasters, such as hurricanes, earthquakes and other catastrophes, have the potential to adversely affect AIG's operating results. Other risks, such as a pandemic disease, like the Swine Flu Influenza A Virus (H1N1), could adversely affect AIG's business and operating results to an extent that may be only partially offset by reinsurance programs.

    AIG evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of industry recognized models, among other techniques. AIG updates these models by periodically monitoring the exposure risks of AIG's worldwide General Insurance operations and adjusting such models accordingly. Changing climate conditions have added to the unpredictability and frequency of natural disasters (including, but not limited to, hurricanes, tornadoes, floods and fires) increasing the uncertainty as to future trends and exposures. Following is an overview of modeled losses associated with the more significant natural perils, which includes exposures for Commercial Insurance and Foreign General. Significant A&H exposures have been added to these results as well. The modeled results assume that all reinsurers fulfill their obligations to AIG in accordance with their terms.

    It is important to recognize that there is no standard methodology to project the possible losses from total property and workers' compensation exposures. Further, there are no industry standard assumptions to be utilized in projecting these losses. The use of different methodologies and assumptions could materially change the projected losses. Therefore, these modeled losses may not be comparable to estimates made by other companies. These estimates are inherently uncertain and may not reflect AIG's maximum exposures to these events. It is highly likely that AIG's losses will vary, perhaps significantly, from these estimates.

    The modeled results provided in the table below were based on the aggregate exceedence probability (AEP) losses, which represent total property, workers' compensation, life, and A&H losses that may occur in any single year from one or more natural events. The A&H data include exposures for United States, Japan and Taiwan earthquakes. These exposures represent the largest share of A&H exposures to earthquakes. A&H losses were modeled using April 2008 data. The property exposures for the divisions with AIG's largest property exposures, Lexington commercial lines and Private Client Group, were modeled with data as of August 2009, and June 2009 data was used for most

183            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

other divisions. All reinsurance program structures, domestic and international, reflect the reinsurance programs in place as of January 31, 2010. The values provided were based on 100-year return period losses, which have a one percent likelihood of being exceeded in any single year. Thus, the model projects that there is a one percent probability that AIG could incur in any year losses in excess of the modeled amounts for these perils. Losses include loss adjustment expenses and the net values include reinstatement premiums.

At December 31, 2009 (in millions)	Gross	Net of 2010 Reinsurance	Net of 2010 Reinsurance, After Tax	Percent of Total Equity

Natural Peril:
Earthquake	$6,932	$3,530	$2,294	2.3%
Tropical Cyclone*	$7,384	$4,299	$2,794	2.8%

*
Includes hurricanes, typhoons and European Windstorms.

    Gross earthquake and tropical cyclone modeled losses decreased $973 million and $214 million, respectively, compared to 2008, while net losses decreased $951 million and $219 million, respectively, compared to 2008. These decreases are primarily due to decreases in AIG's exposure and increases in U.S. catastrophe reinsurance.

    In addition to the return period loss, AIG evaluates potential single event earthquake and hurricane losses that may be incurred. The single events utilized are a subset of potential events identified and utilized by Lloyd's (see Lloyd's Realistic Disaster Scenarios, Scenario Specifications, April 2006) and referred to as Realistic Disaster Scenarios (RDS). The purpose of this analysis is to utilize these RDS to provide a reference frame and place into context the model results. However, it is important to note that the specific events used for this analysis do not necessarily represent the worst case loss that AIG could incur from this type of an event in these regions. The losses associated with the RDS are included in the following table.

Single-event modeled property and workers' compensation losses to AIG's worldwide portfolio of risk for key geographic areas are set forth below. Gross values represent AIG's liability after the application of policy limits and deductibles, and net values represent losses after reinsurance is applied; the net losses also include reinsurance reinstatement premiums. Both gross and net losses include loss adjustment expenses.

At December 31, 2009 (in millions)	Gross	Net of 2010 Reinsurance

Natural Peril:
Miami Hurricane	$7,996	$3,725
San Francisco Earthquake	$6,732	$2,599
Los Angeles Earthquake	$6,650	$2,909
Gulf Coast Hurricane	$5,357	$3,074
Northeast Hurricane	$4,429	$2,651
Japanese Earthquake	$1,066	$477
European Windstorm	$425	$301
Japanese Typhoon	$282	$139

    AIG also monitors key international property risks utilizing modeled statistical return period losses. Based on these simulations, the 100-year return period loss for Japanese Earthquake is $610 million gross and $283 million net; the 100-year return period loss for European Windstorm is $675 million gross and $464 million net; and the 100-year return period loss for Japanese Typhoon is $504 million gross and $325 million net.

    ACTUAL RESULTS IN ANY PERIOD ARE LIKELY TO VARY, PERHAPS MATERIALLY, FROM THE MODELED SCENARIOS, AND THE OCCURRENCE OF ONE OR MORE SEVERE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON AIG'S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

AIG 2009 Form 10-K            184

American International Group, Inc., and Subsidiaries

Terrorism

    Exposure to loss from terrorist attack is controlled by limiting the aggregate accumulation of workers' compensation and property insurance that is underwritten within defined target locations. Modeling is used to provide projections of probable maximum loss by target location based upon the actual exposures of AIG policyholders.

    Terrorism risk is monitored to manage AIG's exposure. AIG shares its exposures to terrorism risks under the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA). During 2009, AIG's deductible under TRIPRA was approximately $3.8 billion, with a 15 percent share of certified terrorism losses in excess of the deductible. As of January 1, 2010, the deductible decreased to approximately $3.3 billion, with a 15 percent share of certified terrorism losses in excess of the deductible.

Life Insurance & Retirement Services Companies

    For AIG's domestic and foreign life insurance & retirement services companies, the primary risks are the following:

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

  •
  Interest rate risk due to the long duration of liabilities and the sensitivity to changes in interest rates.

    AIG businesses manage these risks through product design, exposure limitations and the active management of the asset-liability relationship in their operations. The emergence of significant adverse experience would require an adjustment to DAC and benefit reserves that could have a material adverse effect on AIG's consolidated results of operations for a particular period. For a further discussion of this risk, see Item 1A. Risk Factors — Adjustments to Deferred Policy Acquisition Costs for Life Insurance and Retirement Services Companies.

    AIG's Foreign Life Insurance & Retirement Services companies generally limit their maximum underwriting exposure on life insurance of a single life to approximately $5 million of coverage. AIG's Domestic Life Insurance and Domestic Retirement Services companies generally limit their maximum underwriting exposure on life insurance of a single life to $15 million of coverage, in certain circumstances by using yearly renewable term reinsurance. For AIG's life insurance & retirement services companies, the reinsurance programs provide risk mitigation per life for individual and group covers and for catastrophic risk events.

Pandemic Influenza

    On June 11, 2009, the World Health Organization (WHO) raised its alert level to 6 and declared that the new variant influenza H1N1 had reached pandemic alert status. Although AIG continues to monitor the developing facts, current evidence suggests that a resulting pandemic will be of moderate severity with some chance that it could be severe. To date, the virus has been mostly mild. The virus is occurring disproportionately in younger people and there is some evidence that individuals over 60 may have some resistance to the virus due to pre-existing immunity. Individuals infected generally recover fully after a few days and hospitalization rates have been low. However, it should be noted that instances have been identified in which the H1N1 virus demonstrated a resistance to Tamiflu, the preferred treatment for the virus. The emergence of this resistant virus, or the emergence of a more virulent virus during the Northern Hemisphere flu season could result in a more severe pandemic.

185            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

    A significant global pandemic could have a material adverse effect on the life insurance & retirement services companies operating results and liquidity from increased mortality and morbidity rates.

    Utilizing a scenario-based approach and an industry standard model, AIG has analyzed its insurance risk associated with pandemic influenza. For a severe event, considered to be a recurrence of the 1918 Flu Pandemic, the analysis indicates AIG could incur a pre-tax loss of approximately $6.3 billion if this event were to recur. For a mild event, considered to be a recurrence of the influenza epidemic of 1968, the analysis indicates AIG could incur a pre-tax loss of approximately $0.6 billion if such an event were to recur. These analyses were based on 2008 policy data representing approximately 95 percent of AIG's individual life, group life and credit life books of business, net of reinsurance at that point in time. These estimates do not include claims that could be made under other policies, such as business interruption or general liability policies, and do not reflect estimates for losses resulting from disruption of AIG's own business operations or asset valuation losses that may arise consequent to such a pandemic. These related losses may be significant and in some scenarios exceed the losses incurred from AIG's life insurance coverages.

Financial Services

    AIG's Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital markets, consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations. A.I. Credit also contributes to Financial Services income principally by providing insurance premium financing for both AIG's policyholders and those of other insurers.

Capital Markets

    Capital Markets represents the operations of AIGFP, which engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates. AIGFP also invested in a diversified portfolio of securities and principal investments and engaged in borrowing activities that involve issuing standard and structured notes and other securities and entering into GIAs. AIGFP is currently being wound down. See Capital Resources and Liquidity — AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due — AIGFP Wind-down.

    The senior management of AIG defines the policies and establishes general operating parameters for Capital Markets operations. AIG's senior management has established various oversight committees to monitor on an ongoing basis the various financial market, operational and credit risk attendant to the Capital Markets operations. The senior management of AIGFP reports the results of its operations to and reviews future strategies with AIG's senior management.

    AIGFP actively manages its exposures to limit potential economic losses, and in doing so, AIGFP must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.

Derivative Transactions

    A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. The maximum potential exposure will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions. To help manage this risk, AIGFP's credit department operates within the guidelines set by the CRC. Transactions which fall outside these pre-established guidelines require the specific approval of the CRC. It is also AIG's policy to include credit valuation adjustments for potential counterparty default when necessary.

    In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit risk relating to its outstanding financial derivative transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction's size and maturity. Furthermore, AIGFP generally seeks to enter into agreements that have the benefit of set-off and close-out netting provisions.

AIG 2009 Form 10-K            186

American International Group, Inc., and Subsidiaries

These provisions provide that, in the case of an early termination of a transaction, AIGFP can set off its receivables from a counterparty against its payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values. The fair value of AIGFP's interest rate, currency, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported in unrealized gains on swaps, options and forward transactions approximated $7.6 billion at December 31, 2009 and $16.0 billion at December 31, 2008. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

    AIGFP evaluates the counterparty credit quality by reference to ratings from rating agencies or, where such ratings are not available, by internal analysis consistent with the risk rating policies of the CRC. In addition, AIGFP's credit approval process involves pre-set counterparty and country credit exposure limits subject to approval by the CRC and, for particularly credit-intensive transactions, requires approval from the CRC. AIG estimates that the average credit rating of Capital Markets derivatives counterparties, measured by reference to the fair value of its derivative portfolio as a whole, is equivalent to the AA rating category.

The following table presents the fair value of Capital Markets derivatives portfolios by counterparty credit rating:

At December 31, (in millions)	2009	2008

Rating:
AAA	$896	$3,278
AA	1,286	4,963
A	3,682	5,815
BBB	1,535	1,694
Below investment grade	213	251

Total	$7,612	$16,001

    See Critical Accounting Estimates and Note 11 for additional discussion related to derivative transactions.

Capital Markets Trading VaR

    AIGFP attempts to minimize risk in benchmark interest rates, equities, commodities and foreign exchange. Market exposures in option-implied volatilities, correlations and basis risks are also minimized over time.

    AIGFP's minimal reliance on market risk-driven revenue is reflected in its VaR. AIGFP's VaR calculation is based on the interest rate, equity, commodity and foreign exchange risk arising from its portfolio. Credit-related factors, such as credit spreads or credit default, are not included in AIGFP's VaR calculation. Because the market risk with respect to securities available for sale, at market, is substantially hedged, segregation of the financial instruments into trading and other than trading was not considered necessary. AIGFP operates under established market risk limits based upon this VaR calculation. In addition, AIGFP back-tests its VaR.

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

    AIGFP reports its VaR level using a 95 percent confidence level and a one-day holding period, facilitating risk comparison with AIGFP's trading peers and reflecting the fact that market risks can be actively assumed and offset in AIGFP's trading portfolio.

187            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the year-end, average, high, and low VaRs on a diversified basis and of each component of market risk for Capital Markets operations. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

		For the Year Ended December 31, 2009				For the Year Ended December 31, 2008
	At December 31, 2009				At December 31, 2008
(in millions)		Average	High	Low		Average	High	Low

Total AIG trading market risk:
Diversified	$ 3	$ 3	$ 6	$ 2	$ 3	$ 5	$ 9	$ 3
Interest rate	3	2	5	2	2	2	4	1
Currency	-	1	3	-	2	1	4	-
Equity	1	1	3	1	2	2	4	2
Commodity	-	-	1	-	1	4	7	1

    See Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities for a comprehensive discussion of AIGFP's super senior credit default swap portfolio.

Aircraft Leasing

    AIG's Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the re-marketing of commercial jet aircraft for ILFC's own account and re-marketing and fleet management services for airlines and financial institutions. Risks inherent in this business, which are managed at the business unit level, include the following:

  •
  the risk that there will be no market for the aircraft acquired;

  •
  the risk that aircraft cannot be placed with lessees;

  •
  the risk of non-performance by lessees; and

  •
  the risk that aircraft and related assets cannot be disposed of at the time and in a manner desired.

    The airline industry is sensitive to changes in economic conditions and is cyclical and highly competitive. Airlines and related companies may be affected by political or economic instability, terrorist activities, changes in national policy, competitive pressures, fuel prices and shortages, labor stoppages, pilot shortages, insurance costs, recessions, health concerns and other political or economic events adversely affecting world or regional trading markets.

    ILFC's revenues and pre-tax income may be adversely affected by the volatile competitive environment in which its customers operate. ILFC is exposed to pre-tax loss and liquidity strain through non-performance of aircraft lessees, through owning aircraft which it is unable to sell or re-lease at acceptable rates at lease expiration, and, in part, through committing to purchase aircraft which it is unable to lease.

    ILFC is currently marketing various aircraft portfolios for potential sale. Significant uncertainties exist as to the aircraft comprising any actual sale portfolio, the terms of any sale portfolio (including price), and whether any portfolio sale will be approved. See Capital Resources and Liquidity — Liquidity — Liquidity of Parent and Subsidiaries — Financial Services — ILFC for further discussion.

    To date ILFC manages the risk of nonperformance by its lessees with security deposit requirements, repossession rights, overhaul requirements and close monitoring of industry conditions through its marketing force. More than 90 percent of ILFC's fleet is leased to non-U.S. carriers, and the fleet, comprised of the most efficient aircraft in the airline industry, continues to be in high demand from such carriers.

    ILFC's management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC's fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary based on these events and circumstances. ILFC recognized an impairment related to its fleet in

AIG 2009 Form 10-K            188

American International Group, Inc., and Subsidiaries

2009 of $51 million. ILFC has, in the past, been able to re-lease the aircraft without diminution in lease rates that would result in an impairment and did not recognize any impairment charges in 2008 or 2007.

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

    AIG's foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. As of December 31, 2009, AIGCFG has operations in Argentina, Poland, Taiwan, India and Colombia.

    Many of AGF's borrowers are non-prime or subprime. The real estate loans are comprised principally of first-lien mortgages on residential real estate generally having a maximum term of 360 months, and are considered non-conforming. The real estate loans are principally closed-end accounts and fixed rate products. AGF does not offer mortgage products with borrower payment options that allow for negative amortization of the principal balance. The majority of AGF's non-real estate loans are secured by consumer goods, automobiles or other personal property. Both secured and unsecured non-real estate loans and retail sales finance receivables generally have a maximum term of 60 months.

    Current economic conditions, such as interest rate and employment levels, can have a direct effect on the borrowers' ability to repay these loans. AGF manages the credit risk inherent in its portfolio by using credit scoring models at the time of credit applications, established underwriting criteria and review procedures. AGF systematically monitors the quality of the finance receivables portfolio and determines the appropriate level of the allowance for losses through its Credit Strategy and Policy Committee. This Committee bases its conclusions on quantitative analyses, qualitative factors, current economic conditions and trends, and each Committee member's experience in the consumer finance industry.

    The overall credit quality of AGF's finance receivable portfolio deteriorated during 2009 due to negative economic fundamentals, the aging of the real estate loan portfolio and portfolio sales and liquidations. Based upon anticipated difficult economic conditions for the U.S. consumer, AGF expects credit quality to remain under pressure in 2010.

    At December 31, 2009, the 60-day delinquency rate for the entire portfolio increased by 225 basis points to 7.24 percent compared to December 31, 2008, while the 60-day delinquency rate for real estate loans increased by 277 basis points to 7.88 percent. For 2009, AGF's net charge-off rate increased to 3.92 percent compared to 2.08 percent in 2008.

    AGF's allowance for finance receivable losses as a percentage of outstanding receivables was 8.11 percent at December 31, 2009 compared to 4.61 percent at December 31, 2008.

    AIGCFG monitors the quality of its finance receivable portfolio and determines the appropriate level of the allowance for losses through several internal committees. These committees base their conclusions on quantitative analysis, qualitative factors, current economic conditions and trends, political and regulatory implications, competition and the judgment of the committees' members.

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

189            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Noncore Asset Management Operations

    AIG's Noncore Asset Management operations are exposed to various forms of credit, market and operational risks. Noncore Asset Management complies with AIG's corporate risk management guidelines and framework and is subject to periodic reviews by the CRC. Investment decisions and recommendations made on behalf of AIG subsidiaries are referred to the applicable investment committee for approval. The majority of the credit and market risk exposures within Noncore Asset Management results from the MIP and the investment activities of AIG Global Real Estate and to a lesser extent, assets originally acquired for warehouse purposes.

    In the MIP, the primary risk is investment risk, which represents the exposure to loss resulting from the cash flows from the invested assets being less than the cash flows required to meet the obligations of the liabilities and the necessary return on investments. Credit risk is also a significant component of the investment strategy for these businesses. Market risk is taken in the form of duration and convexity risk. While AIG generally maintains a matched asset-liability relationship, it may occasionally determine that it is economically advantageous to be in an unmatched duration position. The risks in the MIP are managed through exposure limitations, active management of the investment portfolios and close oversight of the asset-liability relationship.

    AIG Global Real Estate is exposed to the general conditions in global real estate markets and credit markets. Such exposure can subject AIG Global Real Estate to delays in real estate property development, stabilization and sales, thereby resulting in additional carrying costs and, in turn, adversely affecting operating results. The lack of available funding for development, repositioning and refinancing is also negatively affecting current market conditions. The focus of AIG Global Real Estate is on managingexisting investments. No platform growth initiatives are being actively pursued. Periodically, AIG assesses whether there are any indicators which suggest that the value of AIG Global Real Estate's real estate investments may be impaired, including but not limited to declines in property operating performance, general market conditions, and changes to asset plans or strategies. Increases in capitalization rates, discount rates, and vacancies along with adverse changes in local market conditions contributed to valuation declines. As a result, AIG recorded impairment charges of $1.2 billion to reflect the declines in market value during 2009. AIG's exposure to real estate investments is monitored on an ongoing basis by the Asset Management Real Estate Investment Committee. In addition, a Real Estate Steering Committee was established with responsibility for oversight of AIG Global Real Estate's restructuring efforts, including, but not limited to, making recommendations with regard to restructuring alternatives, capital optimization, evaluating and approving decisions for AIG Global Real Estate's investments and periodically assessing ongoing changes to the underlying conditions of AIG Global Real Estate's investments.

    Noncore Asset Management is also exposed to market and liquidity risk with respect to proprietary direct private equity and fund investments originally acquired for warehouse purposes. As a result of AIG's restructuring initiatives, AIG Investments' intended launch of new products and funds for which these warehoused investments were targeted have been abandoned. Further, these investments will not be included in the announced sale of AIG's third party asset management business. Accordingly, AIG will retain all current warehoused investments with a carrying value of $455 million at December 31, 2009 as permanent balance sheet investments until such time that they can be divested. Further, certain of these warehoused investments include unfunded investment commitments of $155 million at December 31, 2009 which are to be funded over the next three to five years. AIG accounts for these investments based on the attributes of the investment using consolidation, equity or cost accounting methods, as appropriate. AIG has worked to divest these warehouse investments and related unfunded investment commitments through secondary market sales and to transfer of such assets and investment commitments to AIG operating companies where appropriate. During the fourth quarter of 2009, AIG divested more than $335 million in unfunded investment commitments related to warehoused investments with approximately $90 million divested in early 2010. AIG continues to manage the warehouse assets and unfunded investment commitments.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

AIG 2009 Form 10-K            190

American International Group, Inc., and Subsidiaries

Item 8.    Financial Statements and Supplementary Data

American International Group, Inc. and Subsidiaries Index to Financial Statements and Schedules

191            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

    As described in Note 1 to the consolidated financial statements, AIG changed the manner in which it accounts for other-than-temporary impairments of fixed maturity securities as of April 1, 2009, as well as the classification of non-controlling interests in partially owned consolidated subsidiaries as of January 1, 2009. Also, as of January 1, 2008, AIG adopted a new framework for measuring fair value and elected an option to report selected financial assets and liabilities at fair value. Also, on January 1, 2007 AIG changed the manner in which it accounts for internal replacements of certain insurance and investment contracts, uncertainty in income taxes, and changes or projected changes in the timing of cash flows relating to income taxes generated by leveraged lease transactions.

    As discussed in Note 1 to the consolidated financial statements, AIG has received substantial financial support from the Federal Reserve Bank of New York and the United States Department of the Treasury. AIG is dependent upon the continued financial support of the U.S. government.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers

New York, New York
February 26, 2010

AIG 2009 Form 10-K            192

American International Group, Inc., and Subsidiaries

Consolidated Balance Sheet

(in millions)	December 31, 2009	December 31, 2008

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2009 – $364,358; 2008 – $373,600)	$365,462	$363,042
Bond trading securities, at fair value	31,243	37,248
Securities lending invested collateral, at fair value (cost: 2009 – $320; 2008 – $3,905)	277	3,844
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2009 – $6,464; 2008 – $8,381)	9,522	8,808
Common and preferred stock trading, at fair value	8,318	6,674
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2009 – $119; 2008 – $131)	27,461	34,687
Finance receivables, net of allowance	20,327	30,949
Flight equipment primarily under operating leases, net of accumulated depreciation	44,091	43,395
Other invested assets (portion measured at fair value: 2009 – $18,888; 2008 – $24,857)	45,235	57,639
Securities purchased under agreements to resell, at fair value	2,154	3,960
Short-term investments (portion measured at fair value: 2009 – $23,975; 2008 – $19,316)	47,075	46,666

Total investments	601,165	636,912
Cash	4,400	8,642
Accrued investment income	5,152	5,999
Premiums and other receivables, net of allowance	16,549	21,088
Reinsurance assets, net of allowance	22,425	23,495
Current and deferred income taxes	4,108	11,734
Deferred policy acquisition costs	40,814	45,782
Real estate and other fixed assets, net of accumulated depreciation	4,142	5,566
Unrealized gain on swaps, options and forward transactions, at fair value	9,130	13,773
Goodwill	6,195	6,952
Other assets, including prepaid commitment asset of $7,099 in 2009 and $15,458 in 2008 (portion measured at fair value: 2009 – $288; 2008 – $369)	18,976	29,333
Separate account assets, at fair value	58,150	51,142
Assets of businesses held for sale	56,379	-

Total assets	$847,585	$860,418

See Accompanying Notes to Consolidated Financial Statements.

193            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Balance Sheet (Continued)

(in millions, except share data)	December 31, 2009	December 31, 2008

Liabilities:
Liability for unpaid claims and claims adjustment expense	$85,386	$89,258
Unearned premiums	21,363	25,735
Future policy benefits for life and accident and health insurance contracts	116,001	142,334
Policyholder contract deposits (portion measured at fair value: 2009 – $5,214; 2008 – $5,458)	220,128	226,700
Other policyholder funds	13,252	13,240
Commissions, expenses and taxes payable	4,950	5,436
Insurance balances payable	4,393	3,668
Funds held by companies under reinsurance treaties	774	2,133
Securities sold under agreements to repurchase (portion measured at fair value: 2009 – $3,221; 2008 – $4,508)	3,505	5,262
Securities and spot commodities sold but not yet purchased, at fair value	1,030	2,693
Unrealized loss on swaps, options and forward transactions, at fair value	5,403	6,238
Trust deposits and deposits due to banks and other depositors (portion measured at fair value: 2009 – $15; 2008 – $30)	1,385	4,498
Other liabilities (portion measured at fair value: 2009 – $0; 2008 – $1,355)	22,503	23,273
Commercial paper and other short-term debt	-	613
Federal Reserve Bank of New York Commercial Paper Funding Facility (portion measured at fair value: 2009 – $2,742; 2008 – $6,802)	4,739	15,105
Federal Reserve Bank of New York credit facility	23,435	40,431
Other long-term debt (portion measured at fair value: 2009 – $13,195; 2008 – $16,595)	113,298	137,054
Securities lending payable	256	2,879
Separate account liabilities	58,150	51,142
Liabilities of businesses held for sale	48,599	-

Total liabilities	748,550	797,692

Commitments, contingencies and guarantees (see Note 15)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $211 associated with businesses held for sale in 2009)	959	1,921
AIG shareholders' equity:
Preferred stock (See Note 16 for ownership details):
Series E; $5.00 par value; shares issued: 2009 – 400,000, at aggregate liquidation value	41,605	-
Series F; $5.00 par value; shares issued: 2009 – 300,000, aggregate liquidation value of $5,344,416,000	5,179	-
Series C; $5.00 par value; shares issued: 2009 – 100,000, aggregate liquidation value of $500,000	23,000	-
Series D; $5.00 par value; shares issued: 2009 – 0 and 2008 – 4,000,000, at aggregate liquidation value	-	40,000

Total preferred stock	69,784	40,000
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2009 – 141,732,263; 2008 – 147,401,900	354	368
Treasury stock, at cost; 2009 – 6,661,356; 2008 – 12,918,446 shares of common stock	(874)	(8,450)
Additional paid-in capital	6,358	39,488
Accumulated deficit	(11,491)	(12,368)
Accumulated other comprehensive income (loss)	5,693	(6,328)

Total AIG shareholders' equity	69,824	52,710

Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	24,540	-
Other (including $2,234 associated with businesses held for sale in 2009)	3,712	8,095

Total noncontrolling interests	28,252	8,095

Total equity	98,076	60,805

Total liabilities and equity	$847,585	$860,418

See Accompanying Notes to Consolidated Financial Statements.

AIG 2009 Form 10-K            194

American International Group, Inc., and Subsidiaries

Consolidated Statement of Income (Loss)

	Years Ended December 31,
(dollars in millions, except per share data)	2009	2008	2007

Revenues:
Premiums and other considerations	$64,702	$78,564	$74,753
Net investment income	25,239	11,433	30,051
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(7,008)	(48,146)	(3,692)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive loss	242	-	-

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(6,766)	(48,146)	(3,692)
Other realized capital gains (losses)	(88)	(4,559)	191

Total net realized capital losses	(6,854)	(52,705)	(3,501)
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	1,418	(28,602)	(11,472)
Other income	11,499	(1,794)	13,801

Total revenues	96,004	6,896	103,632

Benefits, claims and expenses:
Policyholder benefits and claims incurred	61,436	58,839	62,452
Policy acquisition and other insurance expenses	20,674	26,284	19,819
Interest expense	15,369	17,007	4,751
Restructuring expenses and related asset impairment and other expenses	1,386	804	-
Net loss on sale of divested businesses	1,271	-	-
Other expenses	9,516	10,490	8,476

Total benefits, claims and expenses	109,652	113,424	95,498

Income (loss) from continuing operations before income tax expense (benefit)	(13,648)	(106,528)	8,134

Income tax expense (benefit):
Current	1,781	1,703	3,180
Deferred	(3,659)	(10,597)	(1,913)

Total income tax expense (benefit)	(1,878)	(8,894)	1,267

Income (loss) from continuing operations	(11,770)	(97,634)	6,867
Income (loss) from discontinued operations, net of income tax expense (benefit) (See Note 2)	(543)	(2,753)	621

Net income (loss)	(12,313)	(100,387)	7,488

Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	140	-	-
Other	(1,527)	(944)	1,259

Total income (loss) from continuing operations attributable to noncontrolling interests	(1,387)	(944)	1,259
Income (loss) from discontinued operations attributable to noncontrolling interests	23	(154)	29

Total net income (loss) attributable to noncontrolling interests	(1,364)	(1,098)	1,288

Net income (loss) attributable to AIG	$(10,949)	$(99,289)	$6,200

Net income (loss) attributable to AIG common shareholders	$(12,244)	$(99,689)	$6,200

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(86.30)	$(737.12)	$43.40
Income (loss) from discontinued operations	$(4.18)	$(19.73)	$4.58
Diluted:
Income (loss) from continuing operations	$(86.30)	$(737.12)	$43.17
Income (loss) from discontinued operations	$(4.18)	$(19.73)	$4.56

Dividends declared per common share	$-	$8.40	$15.40

Weighted average shares outstanding:
Basic	135,324,896	131,714,245	129,226,796
Diluted	135,324,896	131,714,245	129,901,035

See Accompanying Notes to Consolidated Financial Statements.

195            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2009	2008	2007

Net income (loss)	$(12,313)	$(100,387)	$7,488

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	-	(162)	-
Income tax benefit on above change in accounting principle	-	57	-
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	2,048	-	-
Income tax benefit (expense) on above changes	(724)	-	-
Unrealized appreciation (depreciation) of all other investments – net of reclassification adjustments	27,891	(13,966)	(8,115)
Income tax benefit (expense) on above changes	(9,802)	4,948	2,338
Foreign currency translation adjustments	2,932	(1,398)	1,420
Income tax benefit (expense) on above changes	(1,005)	356	(140)
Net derivative gains (losses) arising from cash flow hedging activities – net of reclassification adjustments	95	(156)	(133)
Income tax benefit (expense) on above changes	(32)	52	73
Change in retirement plan liabilities adjustment	370	(1,325)	173
Income tax benefit (expense) on above changes	(16)	352	(57)

Other comprehensive income (loss)	21,757	(11,242)	(4,441)

Comprehensive income (loss)	9,444	(111,629)	3,047
Comprehensive income (loss) attributable to noncontrolling interests	(1,116)	(1,369)	1,314
Comprehensive income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	140	-	-

Comprehensive income (loss) attributable to AIG	$10,420	$(110,260)	$1,733

See Accompanying Notes to Consolidated Financial Statements.

AIG 2009 Form 10-K            196

American International Group, Inc., and Subsidiaries

Consolidated Statement of Equity

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Payments Advanced to Purchase Shares	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- controlling Interests	Total Equity

Balance, January 1, 2007	$-	$344	$(1,897)	$9,124	$-	$84,996	$9,110	$101,677	$5,360	$107,037

Common stock issued under stock plans	-	-	305	(98)	-	-	-	207	-	207
Payments advanced	-	-	-	-	(6,000)	-	-	(6,000)	-	(6,000)
Shares purchased	-	-	(5,104)	-	5,088	-	-	(16)	-	(16)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	(203)	-	(203)	-	(203)
Net Income*	-	-	-	-	-	6,200	-	6,200	1,237	7,437
Dividends	-	-	-	-	-	(1,964)	-	(1,964)	-	(1,964)
Other comprehensive income (loss)	-	-	-	-	-	-	(4,467)	(4,467)	26	(4,441)
Net increase due to deconsolidation	-	-	-	-	-	-	-	-	39	39
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	2,559	2,559
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(675)	(675)
Other	-	-	11	356	-	-	-	367	(74)	293

Balance, December 31, 2007	$-	$344	$(6,685)	$9,382	$(912)	$89,029	$4,643	$95,801	$8,472	$104,273

Consideration received for Series C preferred stock not yet issued	-	-	-	23,000	-	-	-	23,000	-	23,000
Series D issuance	40,000	-	-	-	-	-	-	40,000	-	40,000
Common stock issued	-	24	-	7,319	-	-	-	7,343	-	7,343
Common stock issued under stock plans	-	-	146	(120)	-	-	-	26	-	26
Shares purchased	-	-	(1,912)	-	1,912	-	-	-	-	-
Present value of future contract adjustment payments related to issuance of equity units	-	-	-	(431)	-	-	-	(431)	-	(431)
Payments advanced	-	-	-	-	(1,000)	-	-	(1,000)	-	(1,000)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	(1,003)	-	(1,003)	-	(1,003)
Net loss*	-	-	-	-	-	(99,289)	-	(99,289)	(574)	(99,863)
Dividends	-	-	-	-	-	(1,105)	-	(1,105)	-	(1,105)
Other comprehensive income (loss)	-	-	-	-	-	-	(10,971)	(10,971)	(271)	(11,242)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	-	(648)	(648)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,651	1,651
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(738)	(738)
Other	-	-	1	338	-	-	-	339	203	542

Balance, December 31, 2008	$40,000	$368	$(8,450)	$39,488	$-	$(12,368)	$(6,328)	$52,710	$8,095	$60,805

197            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Statement of Equity (Continued)

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Payments Advanced to Purchase Shares	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- controlling Interests	Total Equity

Series C issuance	23,000	-	-	(23,000)	-	-	-	-	-	-
Series D exchange for Series E	1,605	-	-	(1,605)	-	-	-	-	-	-
Series F drawdown	5,344	-	-	-	-	-	-	5,344	-	5,344
Series F commitment fee	(165)	-	-	-	-	-	-	(165)	-	(165)
Common stock issued under stock plans	-	1	176	(177)	-	-	-	-	-	-
Retirement of treasury stock	-	(15)	7,400	(7,385)	-	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	11,826	(9,348)	2,478	-	2,478
Net loss*	-	-	-	-	-	(10,949)	-	(10,949)	(1,784)	(12,733)
Other comprehensive income (loss)	-	-	-	-	-	-	21,369	21,369	388	21,757
Net decrease due to deconsolidation	-	-	-	(97)	-	-	-	(97)	(3,405)	(3,502)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	677	677
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(368)	(368)
Issuance of noncontrolling, non- voting, callable, junior and senior preferred interests to the Federal Reserve Bank of New York	-	-	-	-	-	-	-	-	24,400	24,400
Net income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York	-	-	-	-	-	-	-	-	140	140
Deferred tax on issuance of preferred interests	-	-	-	(818)	-	-	-	(818)	-	(818)
Other	-	-	-	(48)	-	-	-	(48)	109	61

Balance, December 31, 2009	$69,784	$354	$(874)	$6,358	$-	$(11,491)	$5,693	$69,824	$28,252	$98,076

*
Net loss presented excludes gains (losses) of redeemable noncontrolling interests of $280 million, $(524) million, and $51 million in 2009, 2008, and 2007, respectively, and Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York of $140 million in 2009.

See Accompanying Notes to Consolidated Financial Statements.

AIG 2009 Form 10-K            198

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows

Years Ended December 31, (in millions)	2009	2008	2007

Summary:
Net cash provided by (used in) operating activities	$18,584	$(122)	$32,792
Net cash provided by (used in) investing activities	5,778	47,176	(67,241)
Net cash provided by (used in) financing activities	(28,997)	(40,734)	35,093
Effect of exchange rate changes on cash	533	38	50

Change in cash	(4,102)	6,358	694
Cash at beginning of period	8,642	2,284	1,590
Reclassification to assets held for sale	(140)	-	-

Cash at end of period	$4,400	$8,642	$2,284

Cash flows from operating activities:
Net income (loss)	$(12,313)	$(100,387)	$7,488
(Income) loss from discontinued operations	543	2,753	(621)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	(1,489)	5,230	(1,217)
Net (gains) losses on sales of divested businesses	1,271	-	-
Unrealized (gains) losses in earnings – net	(4,823)	8,634	12,758
Equity in (income) loss from equity method investments, net of dividends or distributions	1,172	7,683	(4,745)
Depreciation and other amortization	14,631	15,445	15,245
Provision for mortgage, other loans and finance receivables	2,387	1,442	643
Impairments of assets	10,471	53,340	4,596
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	10,264	11,218	-
Changes in operating assets and liabilities:
General and life insurance reserves	6,329	9,113	13,015
Premiums and other receivables and payables – net	2,460	(6,491)	2,620
Reinsurance assets and funds held under reinsurance treaties	(280)	(741)	783
Capitalization of deferred policy acquisition costs	(12,149)	(14,201)	(15,127)
Other policyholder funds	734	717	1,353
Current and deferred income taxes – net	(2,119)	(9,613)	(3,814)
Other assets and liabilities – net	(1,460)	(2,714)	(61)
Trading securities	993	2,816	(2,554)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(18)	13,951	(2,050)
Securities and spot commodities sold but not yet purchased	(1,663)	(2,027)	633
Finance receivables and other loans held for sale – originations and purchases	(70)	(349)	(5,145)
Sales of finance receivables and other loans – held for sale	291	558	5,671
Other, net	149	583	(214)

Total adjustments	27,081	94,594	22,390

Net cash provided by (used in) operating activities – continuing operations	15,311	(3,040)	29,257
Net cash provided by (used in) operating activities – discontinued operations	3,273	2,918	3,535

Net cash provided by (used in) operating activities	$18,584	$(122)	$32,792

See Accompanying Notes to Consolidated Financial Statements.

199            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows (Continued)

Years Ended December 31, (in millions)	2009	2008	2007

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	$48,968	$110,427	$92,420
Maturities of fixed maturity securities available for sale and hybrid investments	20,934	18,502	44,491
Sales of trading securities	15,697	28,786	-
Sales or distributions of other invested assets (including flight equipment)	12,459	18,250	14,412
Sales of divested businesses, net	5,278	-	-
Principal payments received on mortgage and other loans receivable	5,691	6,014	8,211
Principal payments received on and sales of finance receivables held for investment	11,916	12,282	12,553
Funding to establish Maiden Lane III LLC	-	(5,000)	-
Purchases of available for sale investments	(81,616)	(118,813)	(142,197)
Purchases of trading securities	(7,298)	(25,498)	-
Purchases of other invested assets (including flight equipment)	(11,597)	(22,791)	(30,294)
Mortgage and other loans receivable issued	(3,750)	(5,154)	(11,348)
Finance receivables held for investment – originations and purchases	(5,571)	(13,523)	(15,266)
Change in securities lending invested collateral	3,838	51,565	(12,303)
Net additions to real estate, fixed assets, and other assets	(504)	(1,258)	(850)
Net change in short-term investments	(6,167)	(407)	(23,112)
Net change in non-AIGFP derivative assets and liabilities	(150)	(1,438)	217
Other, net	212	(270)	280

Net cash provided by (used in) investing activities – continuing operations	8,340	51,674	(62,786)
Net cash provided by (used in) investing activities – discontinued operations	(2,562)	(4,498)	(4,455)

Net cash provided by (used in) investing activities	$5,778	$47,176	$(67,241)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	$34,324	$47,004	$63,848
Policyholder contract withdrawals	(42,464)	(69,265)	(58,612)
Change in other deposits	652	(557)	(355)
Change in commercial paper and other short-term debt	(613)	(12,525)	(338)
Change in Federal Reserve Bank of New York Commercial Paper Funding Facility borrowings	(10,647)	15,061	-
Federal Reserve Bank of New York credit facility borrowings	32,526	96,650	-
Federal Reserve Bank of New York credit facility repayments	(26,426)	(59,850)	-
Issuance of other long-term debt	4,544	113,501	103,210
Repayments on other long-term debt	(23,912)	(138,951)	(79,738)
Change in securities lending payable	(2,670)	(76,916)	11,757
Proceeds from issuance of Series D preferred stock	-	40,000	-
Drawdown on the Department of the Treasury Commitment	5,344	-	-
Issuance of common stock	-	7,343	-
Payments advanced to purchase shares	-	(1,000)	(6,000)
Cash dividends paid to shareholders	-	(1,628)	(1,881)
Other, net	175	557	2,261

Net cash provided by (used in) financing activities – continuing operations	(29,167)	(40,576)	34,152
Net cash provided by (used in) financing activities – discontinued operations	170	(158)	941

Net cash provided by (used in) financing activities	$(28,997)	$(40,734)	$35,093

Supplementary disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(5,777)	$(7,437)	$(8,818)
Taxes	$(226)	$(617)	$(5,163)
Non-cash financing/investing activities:
Settlement of FRBNY Credit Facility in exchange for issuing Noncontrolling nonvoting callable, junior and senior preferred interests held by Federal Reserve Bank of New York	$25,000	$-	$-
Consideration received for preferred stock not yet issued	$-	$23,000	$-
Interest credited to policyholder accounts included in financing activities	$12,615	$2,566	$11,628
Treasury stock acquired using payments advanced to purchase shares	$-	$1,912	$5,088
Present value of future contract adjustment payments related to issuance of equity units	$-	$431	$-
Long-term debt reduction due to deconsolidations	$1,648	$-	$-
Debt assumed on acquisitions and warehoused investments	$-	$153	$791

See Accompanying Notes to Consolidated Financial Statements.

AIG 2009 Form 10-K            200

American International Group, Inc., and Subsidiaries

Index of Notes to Consolidated Financial Statements

		Page

Note 1.	Summary of Significant Accounting Policies	202
Note 2.	Discontinued Operations and Held for Sale Classification	224
Note 3.	Restructuring	225
Note 4.	Segment Information	227
Note 5.	Fair Value Measurements	236
Note 6.	Investments	254
Note 7.	Lending Activities	263
Note 8.	Reinsurance	264
Note 9.	Deferred Policy Acquisition Costs	267
Note 10.	Variable Interest Entities	268
Note 11.	Derivatives and Hedge Accounting	273
Note 12.	Liability for Unpaid Claims and Claims Adjustment Expense and Future Policy Benefits for Life and Accident and Health Insurance Contracts and Policyholder Contract Deposits	283
Note 13.	Variable Life and Annuity Contracts	285
Note 14.	Debt Outstanding	287
Note 15.	Commitments, Contingencies and Guarantees	293
Note 16.	Total Equity and Earnings (Loss) Per Share	308
Note 17.	Statutory Financial Data	316
Note 18.	Share-based Employee Compensation Plans	317
Note 19.	Employee Benefits	323
Note 20.	Ownership and Transactions with Related Parties	332
Note 21.	Federal Income Taxes	332
Note 22.	Quarterly Financial Information (Unaudited)	338
Note 23.	Information Provided in Connection With Outstanding Debt	338

201            AIG 2009 Form 10-K

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

    Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on a fiscal year ended November 30. The effect on AIG's consolidated financial condition and results of operations of all material events occurring between November 30 and December 31 for all periods presented has been recorded.

    The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). AIG evaluated the need to disclose events that occurred subsequent to the balance sheet date through February 26, 2010, the date the financial statements were issued. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, are those relating to items considered by management in the determination of

  •
  AIG's ability to continue as a going concern;

  •
  liability for general insurance unpaid claims and claims adjustment expenses;

  •
  future policy benefits for life and accident and health contracts;

  •
  recoverability of deferred policy acquisition costs (DAC);

  •
  estimated gross profits for investment-oriented products;

  •
  the allowance for finance receivable losses;

  •
  flight equipment recoverability;

  •
  other-than-temporary impairments;

  •
  goodwill impairment;

  •
  liabilities for legal contingencies;

  •
  estimates with respect to income taxes, including recoverability of deferred tax assets; and

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps and AIG's economic interest in Maiden Lane II LLC (ML II) and equity interest in Maiden Lane III LLC (ML III) (together, the Maiden Lane Interests). See Note 5 herein.

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's consolidated financial condition, results of operations and cash flows would be materially affected.

Revisions and Reclassifications

    In 2009, AIG reclassified the paid-in capital in excess of par value, net of issuance costs, related to its Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (AIG Series C Preferred Stock),

AIG 2009 Form 10-K            202

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share, (AIG Series D Preferred Stock) Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock) and AIG Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series F Preferred Stock) from Additional paid-in capital to each of the respective AIG Series C, D, E, and F Preferred Stock captions in the Consolidated Balance Sheet. Prior period amounts were reclassified to conform to the current period presentation.

    In 2009, AIG reclassified certain mutual fund investments from common stocks — trading to Other invested assets. Accordingly, the December 31, 2008 Consolidated Balance Sheet has been revised to reflect the transfer of $5.7 billion of mutual fund investments from common stocks — trading to Other invested assets. Certain other reclassifications have been made to prior period amounts to conform to the current period presentation.

    See Note 2 herein for discontinued operations and held for sale classification.

Out of Period Adjustments

    For the year ended December 31, 2009, AIG recorded out of period adjustments relating to prior years which increased the Loss before income tax benefit by $75 million and decreased Net loss attributable to AIG by $390 million. The $390 million primarily relates to income tax adjustments.

    With respect to the unaudited quarterly information included in Note 22, for the three months ended December 31, 2009, AIG recorded out of period adjustments related to prior periods which increased AIG's Loss before income tax benefit by $747 million and increased Net loss attributable to AIG by $390 million. Both amounts were primarily due to an intercompany elimination to Other income reported in the Other operations category. These entries primarily affected previously reported 2009 quarterly results. Had all adjustments been recorded in their appropriate periods, Net income (loss) attributable to AIG for the three-month periods ended September 30, 2009, June 30, 2009 and March 31, 2009 would have decreased by $52 million, $478 million and increased by $250 million, respectively. The effect on comparable 2008 periods was insignificant.

    While these adjustments were noteworthy for certain of the earlier 2009 quarters, after evaluating the quantitative and qualitative aspects of these corrections, AIG concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

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

Liquidity of Parent and Subsidiaries

    AIG manages liquidity at both the parent and subsidiary levels. Since the fourth quarter of 2008, AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets. While no assurances can be given that AIG will be able to access these markets again, AIG has continued to periodically evaluate its ability to access the capital markets.

203            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Historically, AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG's current financial situation, many of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has been dependent on the Federal Reserve Bank of New York (FRBNY) Credit Facility (the FRBNY Credit Facility) provided by the FRBNY under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY; the FRBNY's Commercial Paper Funding Facility (CPFF); and other transactions with the FRBNY and the United States Department of the Treasury (the Department of the Treasury) as its primary sources of liquidity. Primary uses of cash flow are debt service and subsidiary funding.

    Certain subsidiaries also have been dependent on the FRBNY and the Department of the Treasury to meet collateral posting requirements, to make debt repayments as amounts come due, and to meet capital or liquidity requirements.

Progress on Management's Plans for Stabilization of AIG and Repayment of AIG's Obligations as They Come Due

    In 2009, AIG took a number of steps to execute its plans to provide stability to its businesses and provide for the timely repayment of the FRBNY Credit Facility and other obligations as they come due.

Transactions with the FRBNY

FRBNY Credit Agreement Amendments

    On December 1, 2009, AIG and the FRBNY completed two transactions pursuant to which AIG transferred to the FRBNY noncontrolling, nonvoting, callable, preferred equity interests (Preferred Interests) in two newly-formed special purpose vehicles (SPVs) in exchange for a $25 billion reduction of the balance outstanding and the maximum credit available under the FRBNY Credit Facility, which resulted in $5.2 billion of accelerated amortization of a portion of the prepaid commitment asset. Each SPV has (directly or indirectly) as its only asset 100 percent of the common stock of an operating subsidiary (American International Assurance Company, Ltd. (AIA) in one case and American Life Insurance Company (ALICO) in the other). AIG owns all of the voting common equity interests of each SPV. AIG's purpose for entering into these agreements was to position AIA and ALICO for initial public offerings or third-party sale, depending on market conditions and subject to customary regulatory approvals. An equally important objective of the transactions was to enhance AIG's capitalization consistent with rating agency requirements in order to complete its restructuring plan and repay the support it has received from the FRBNY and the Department of the Treasury. See Note 16 herein for further discussion.

    On December 1, 2009, AIG and the FRBNY entered into Amendment No. 4 (Amendment No. 4) to the Credit Agreement in order to, among other things, provide for the consummation of the issuance of the Preferred Interests and reduction of the outstanding balance of the FRBNY Credit Facility and the maximum amount available to be borrowed thereunder by $25 billion.

    On April 17, 2009, AIG and the FRBNY entered into Amendment No. 3 to the FRBNY Credit Agreement. The FRBNY Credit Agreement was amended, among other things, to remove the minimum 3.5 percent LIBOR borrowing rate floor.

Department of the Treasury Commitment

    On April 17, 2009, AIG entered into a Securities Purchase Agreement with the Department of the Treasury, pursuant to which the Department of the Treasury will provide an amount up to $29.835 billion (the Department of the Treasury Commitment) in exchange for increases in the liquidation preference of the AIG's Series F Preferred Stock, so long as certain conditions are met, including (i) AIG is not a debtor in a pending case under Title 11 of the United States Code; and (ii) the AIG Credit Facility Trust, a trust established for the sole benefit of the United States Treasury (together with its trustees, acting in their capacities as trustees, the Trust), and the Department of the Treasury, in the aggregate, "beneficially own" more than 50 percent of the aggregate voting power of AIG's voting

AIG 2009 Form 10-K            204

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities. Upon drawings under this commitment, the liquidation preference of the AIG Series F Preferred Stock increases proportionately.

Sales of Businesses and Specific Asset Dispositions

    Since September 2008, AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in its liquidity and capital, and expects to accomplish these objectives over a longer time frame than originally contemplated.

    Dispositions of certain businesses will be subject to regulatory approval. Unless a waiver is obtained from the FRBNY, net proceeds from these dispositions, to the extent they do not represent capital of AIG's insurance subsidiaries required for regulatory or ratings purposes, are contractually required to be applied toward the repayment of the FRBNY Credit Facility as mandatory prepayments.

    During 2009 and through February 17, 2010, AIG entered into agreements to sell or completed the sale of operations and assets, excluding assets held by AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP), that had aggregate assets and liabilities with carrying values of $88.1 billion and $71.3 billion, respectively, at December 31, 2009 or the date of sale or deconsolidation, in the case of Transatlantic Holdings, Inc. (Transatlantic). These transactions are expected to generate approximately $5.6 billion of aggregate net cash proceeds that will be available to repay outstanding borrowings and reduce the amount of the FRBNY Credit Facility, after taking into account taxes, transaction expenses, settlement of intercompany loan facilities, and capital required to be retained for regulatory or ratings purposes. Gains and losses recorded in connection with the dispositions of businesses include estimates that are subject to subsequent adjustment. Based on the transactions thus far, AIG does not believe that such adjustments will be material to future results of operations or cash flows.

American General Finance, Inc. (AGF) Portfolio Sales and Securitization Transaction

    During 2009, AGF received proceeds of $1.9 billion from real estate loan portfolio sales. In addition, on July 30, 2009, AGF issued mortgage-backed certificates in a private on-balance sheet securitization transaction of certain AGF real estate loans and received cash proceeds of $967 million.

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

  •
  the potential adverse effects on AIG's businesses that could result if there are further downgrades by rating agencies, including in particular, the uncertainty of estimates relating to the derivative transactions of AIGFP, such as estimates of both the number of counterparties who may elect to terminate under contractual termination provisions and the amount that would be required to be paid in the event of a downgrade;

  •
  the potential delays in asset dispositions and reduction in the anticipated proceeds therefrom;

  •
  the potential for declines in bond and equity markets;

  •
  future sales of significant subsidiaries;

205            AIG 2009 Form 10-K

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

  •
  the effect of the provisions of the Troubled Asset Relief Program (TARP) Standards for Compensation and Corporate Governance and the Determination Memoranda issued by the Office of the Special Master for TARP Executive Compensation with respect to AIG's compensation practices and structures on AIG's ability to retain and motivate key employees or hire new employees;

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

    Based on the U.S. government's continuing commitment, the already completed transactions and the other expected transactions with the FRBNY, management's plans to stabilize AIG's businesses and dispose of certain assets, and after consideration of the risks and uncertainties of such plans, management believes that it will have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

    It is possible that the actual outcome of one or more of management's plans could be materially different, or that one or more of management's significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect or that the transactions with the FRBNY discussed above fail to achieve the desired objectives. If one or more of these possible outcomes is realized and financing is not available, AIG may need additional U.S. government support to meet its obligations as they come due. Without additional support from the U.S. government, in the future there could be substantial doubt about AIG's ability to continue as a going concern.

    In connection with making their going concern assessment and conclusion, management and the Board of AIG have confirmed that "as first stated by the U.S. Treasury and the Federal Reserve in connection with the announcement of the AIG Restructuring Plan on March 2, 2009, the U.S. Government remains committed to continuing to work with AIG to maintain its ability to meet its obligations as they come due."

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

AIG 2009 Form 10-K            206

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charges collected with respect to future services are deferred and recognized in a manner similar to DAC related to such products.

    Net investment income: Net investment income represents income primarily from the following sources in AIG's insurance operations and AIG parent:

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

  •
  Change in fair value of AIG's interest in ML II.

    Net realized capital gains (losses): Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

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

  •
  Changes in fair value of derivatives except for (1) those instruments at AIGFP, (2) those instruments that qualify for hedge accounting treatment when the change in the fair value of the hedged item is not reported in net realized capital gains (losses), and (3) those instruments that are designated as economic hedges of financial instruments for which the fair value option has been elected.

  •
  Exchange gains and losses resulting from foreign currency transactions.

    Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio: Includes the market valuation gains and losses associated with AIGFP's super senior credit default swap (CDS) portfolio.

    Other income: Other income includes income from flight equipment, noncore Asset Management operations, the operations of AIGFP excluding unrealized market valuation gains (losses) on AIGFP's CDS portfolio, finance charges on consumer loans, and the change in fair value of AIG's interest in ML III.

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

    Income from noncore Asset Management operations is generally recognized as revenues as services are performed with related expenses generally recognized consistent with related revenues. In addition, net realized gains and carried interest are contingent upon investment maturity levels and market conditions.

    Income from the operations of AIGFP included in Other income consists of the following:

  •
  Change in fair value relating to financial assets and liabilities for which the fair value option has been elected.

207            AIG 2009 Form 10-K

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

  •
  Changes in the fair value of derivatives. In certain instances, no initial gain or loss was recognized. Prior to January 1, 2008, the initial gain or loss was recognized in income over the life of the transaction or when observable market data became available. Any remaining unamortized balances at January 1, 2008 were recognized in beginning retained earnings when the fair value option was elected.

  •
  Changes in the fair value of trading securities and spot commodities sold but not yet purchased, futures and hybrid financial instruments.

  •
  Realized capital gains and losses from the sale of available for sale securities and investments in private equities, joint ventures, limited partnerships and other investments.

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

    Policyholder benefits and claims incurred: Incurred policy losses for short duration insurance contracts consist of the estimated ultimate cost of settling claims incurred within the reporting period, including incurred but not reported claims, plus the changes in estimates of current and prior period losses resulting from the continuous review process. Benefits for long duration insurance contracts consist of benefits paid and changes in future policy benefits liabilities. Benefits for universal life and investment-type products primarily consist of interest credited to policy account balances and benefit payments made in excess of policy account balances except for certain contracts for which the fair value option was elected, for which benefits represent the entire change in fair value (including derivative gains and losses on related economic hedges).

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

    Net loss on sale of divested businesses: Includes gains or losses from the sale of businesses that do not qualify as discontinued operations.

    (b) Income taxes: Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. AIG assesses its ability to realize deferred tax assets considering all available evidence, including the earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences, and the tax planning strategies available to the legal entities when recognizing deferred tax assets. See Note 21 herein for a further discussion of income taxes.

    (c) Held for sale and discontinued operations: AIG reports a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year, and certain other

AIG 2009 Form 10-K            208

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held for sale. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held for sale.

    AIG reports the results of operations of a business as discontinued operations if the business is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of AIG as a result of a disposal transaction and AIG will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Income for current and prior periods commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on sale or adjustment of the carrying amount to fair value less cost to sell.

    (d) Investments:

    Fixed maturities and equity securities: Bonds held to maturity are carried at amortized cost when AIG has the ability and positive intent to hold these securities until maturity. None of the fixed maturity securities met the criteria for held to maturity classification at December 31, 2009 and 2008. When AIG does not have the positive intent to hold bonds until maturity, these securities are classified as available for sale or as trading and are carried at fair value.

    Premiums and discounts arising from the purchase of bonds classified as held to maturity or available for sale are treated as yield adjustments over their estimated lives, until maturity, or call date, if applicable.

    Common and preferred stocks are carried at fair value.

    For AIG's Financial Services subsidiaries, those securities for which the fair value option was not elected, are held to meet long-term investment objectives and are accounted for as available for sale, carried at fair values and recorded on a trade-date basis.

    For AIG parent and its insurance subsidiaries, unrealized gains and losses on investments in trading securities are reported in Net investment income. Unrealized gains and losses from available for sale investments in equity and fixed maturity securities are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes, in consolidated shareholders' equity. Investments in fixed maturities and equity securities are recorded on a trade-date basis.

    Trading securities include the investment portfolio of AIGFP and the Maiden Lane Interests, all of which are carried at fair value.

    Trading securities for AIGFP are held to meet short-term investment objectives and to economically hedge other securities. Trading securities are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses are reflected in Other income.

    For discussion of AIG's other-than-temporary impairment policy, see Note 6 herein.

    Securities lending invested collateral, at fair value and Securities lending payable: In 2008, AIG exited the domestic securities lending program, and during 2009, AIG substantially curtailed its foreign securities lending activities. The fair value of securities pledged under securities lending arrangements was $277 million and $3.8 billion at December 31, 2009 and 2008, respectively. AIG's remaining foreign securities lending activities consist of the lending of securities and receipt of cash as collateral with respect to the securities lent. Invested collateral consists of interest-bearing cash equivalents and fixed and floating rate bonds, whose changes in fair value are recorded as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes. The invested collateral is evaluated for other-than-temporary impairment by applying the same criteria used for investments in fixed maturities. Income earned on invested collateral, net of interest payable to the collateral provider, is recorded in Net

209            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment income. AIG generally obtains and maintains cash collateral from securities borrowers at current market levels for the securities lent.

    During the fourth quarter of 2008, in connection with certain securities lending transactions, AIG failed to obtain or maintain collateral sufficient to fund substantially all of the cost of purchasing securities lent to various counterparties. In some cases, this shortfall in collateral has resulted in AIG accounting for individual securities lending transactions as sales combined with a forward purchase commitment rather than as secured borrowings.

    Mortgage and other loans receivable — net: Mortgage and other loans receivable includes mortgage loans on real estate, policy loans and collateral, commercial loans and guaranteed loans. Mortgage loans on real estate and collateral, commercial loans and guaranteed loans are carried at unpaid principal balances less credit allowances and plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.

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

    Mortgage and other loans receivable also include policy loans which are carried at unpaid principal amount. There is no allowance for policy loans because these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.

    Finance receivables — net: Finance receivables, which are reported net of unearned finance charges, are held for both investment purposes and for sale. Finance receivables held for investment purposes are carried at amortized cost, which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. The allowance for finance receivable losses is established through the provision for finance receivable losses charged to expense and is maintained at a level considered adequate to absorb estimated credit losses in the portfolio. The portfolio is periodically evaluated on a pooled basis and factors such as economic conditions, portfolio composition, and loss and delinquency experience are considered in the evaluation of the allowance.

    Direct costs of originating finance receivables, net of nonrefundable points and fees, are deferred and included in the carrying amount of the related receivables. The amount deferred is amortized to income as an adjustment to finance charge revenues using the interest method.

    Finance receivables originated and intended for sale in the secondary market are carried at the lower of cost or fair value, as determined by aggregate outstanding commitments from investors, current investor yield requirements or negotiations with prospective purchasers, if any. American General Finance, Inc. (AGF) recognizes net unrealized losses through a valuation allowance by charges to income.

    Flight equipment primarily under operating leases — net: Flight equipment is stated at cost, net of accumulated depreciation. Major additions, modifications and interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for certain costs incurred up to but not exceeding contingent rentals paid to International Lease Finance Corporation (ILFC) by the lessee. ILFC provides a charge to income for such reimbursements based on the expected reimbursements during the life of the lease. For passenger aircraft, depreciation is generally computed on the straight-line basis to a residual value of approximately 15 percent of the cost of the asset over its estimated useful life of 25 years. For freighter aircraft, depreciation is computed on the straight-line basis to a zero residual value over its useful life of 35 years. At December 31, 2009, ILFC had 10 freighter aircraft in its fleet.

AIG 2009 Form 10-K            210

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Aircraft in the fleet are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly affected by estimates of future net cash flows and other factors that involve uncertainty. There are a number of factors and circumstances that can influence (and increase) the potential for recognizing an impairment loss. A firm commitment to sell aircraft would result in aircraft being reclassified from held for use to held for sale for financial reporting purposes and would require an impairment assessment based on the aircraft's fair value. An increase in the likelihood of a sale transaction being completed could result in a similar impairment assessment if the probability of an aircraft sale becomes high enough to reduce the probability weighted expected undiscounted future cash flows to be realized from the aircraft to an amount that is less than its carrying value.

    When assets are retired or disposed of, the cost and associated accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss in Other income.

    Accumulated depreciation on flight equipment was $13.9 billion and $12.3 billion at December 31, 2009 and 2008, respectively.

    Other invested assets: Other invested assets consist primarily of investments by AIG's insurance operations in hedge funds, private equity funds, other investment partnerships and direct private equity investments.

    Hedge funds, private equity funds and other investment partnerships in which AIG's insurance operations hold in the aggregate less than a five percent interest are reported at fair value. The change in fair value is recognized as a component of Accumulated other comprehensive income (loss). With respect to hedge funds, private equity funds and other investment partnerships in which AIG holds in the aggregate a five percent or greater interest or less than a five percent interest but in which AIG has more than a minor influence over the operations of the investee, AIG's carrying value is its share of the net asset value of the funds or the partnerships. The changes in such net asset values, accounted for under the equity method, are recorded in Net investment income.

    In applying the equity method of accounting, AIG consistently uses the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of AIG's reporting period. The financial statements of these investees are generally audited on an annual basis.

    Other invested assets include direct private equity investments entered into for strategic purposes and not solely for capital appreciation or for income generation. These investments are accounted for under the equity method. At December 31, 2009, AIG's significant direct private equity investments included its 26 percent interest in Tata AIG Life Insurance Company, Ltd., its 26 percent interest in Tata AIG General Insurance Company, Ltd. and its 41.55 percent interest in The Fuji Fire and Marine Insurance Co., Ltd. Dividends received from unconsolidated entities in which AIG's ownership interest is less than 50 percent were $1 million, $20 million and $30 million for the years ended December 31, 2009, 2008, and 2007, respectively. The undistributed earnings of unconsolidated entities in which AIG's ownership interest is less than 50 percent were $12 million, $227 million and $266 million at December 31, 2009, 2008 and 2007, respectively.

    Also included in Other invested assets are real estate held for investment, aircraft asset investments held by non-Financial Services subsidiaries and investments in life settlement contracts. See Note 6(e) herein for further information.

    Securities purchased (sold) under agreements to resell (repurchase), at contract value:  Securities purchased under agreements to resell and Securities sold under agreements to repurchase are accounted for as collateralized borrowing or lending transactions and are recorded at their contracted resale or repurchase amounts, plus accrued interest other than those entered into by AIGFP. AIGFP carries such agreements at their current fair value based on market observable interest rates and credit spreads. AIG's policy is to take possession of or obtain a security interest in securities purchased under agreements to resell.

211            AIG 2009 Form 10-K

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

    (e)  Cash:  Cash represents cash on hand and non-interest bearing demand deposits.

    (f)  Premiums and other receivables:  Premiums and other receivables includes premium balances receivable, amounts due from agents and brokers and insureds, trade receivables for AIGFP and other receivables. Trade receivables for AIGFP include receivables from derivative counterparties. The allowance for doubtful accounts on premiums and other receivables was $537 million and $578 million at December 31, 2009 and 2008, respectively.

    (g)  Reinsurance assets — net:  Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of AIG's reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. The allowance for doubtful accounts on reinsurance assets was $440 million and $425 million at December 31, 2009 and 2008, respectively.

    (h)  Deferred policy acquisition costs:  Policy acquisition costs represent those costs, including commissions, premium taxes and other underwriting expenses that vary with and are primarily related to the acquisition of new business.

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

    Long-duration insurance contracts:  Policy acquisition costs for participating life, traditional life and accident and health insurance products are generally deferred and amortized, with interest, over the premium paying period. Policy acquisition costs and policy issuance costs related to universal life, and investment-type products (investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts. Estimated gross profits are composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. If estimated gross profits change significantly, DAC is recalculated using the new assumptions. Any resulting adjustment is included in income as an adjustment to DAC. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.

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

    Value of Business Acquired (VOBA) is determined at the time of acquisition and is reported in the Consolidated Balance Sheet with DAC. This value is based on the present value of future pre-tax profits discounted at yields applicable at the time of purchase. For participating life, traditional life and accident and health insurance products, VOBA is amortized over the life of the business similar to that for DAC based on the assumptions at purchase. For universal life, and investment-oriented products, VOBA is amortized in relation to the estimated gross profits to date for each period.

AIG 2009 Form 10-K            212

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Beginning in 2008, for contracts accounted for at fair value, policy acquisition costs are expensed as incurred and not deferred or amortized.

    (i)  Real estate and other fixed assets — net:  The costs of buildings and furniture and equipment are depreciated principally on the straight-line basis over their estimated useful lives (maximum of 40 years for buildings and ten years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated. AIG periodically assesses the carrying value of its real estate for purposes of determining any asset impairment.

    Also included in Real Estate and Other Fixed Assets are capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software. Such costs are capitalized and amortized using the straight-line method over a period generally not exceeding five years.

    Real estate, fixed assets and other long-lived assets are assessed for impairment when impairment indicators exist.

    Accumulated depreciation on real estate and other fixed assets was $5.4 billion and $5.8 billion at December 31, 2009 and 2008, respectively.

    (j)  Unrealized gain and Unrealized loss on swaps, options and forward transactions:  Interest rate, currency, equity and commodity swaps, credit contracts (including AIGFP's super senior credit default swap portfolio), swaptions, options and forward transactions are accounted for as derivatives recorded on a trade-date basis, and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. In certain instances, when income is not recognized at inception of the contract, income is recognized over the life of the contract and as observable market data becomes available. Aggregate asset or liability positions are netted on the Consolidated Balance Sheet to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted by AIG with counterparties in conjunction with these transactions is reported as a reduction of the corresponding net derivative liability, while cash collateral received by AIG in conjunction with these transactions is reported as a reduction of the corresponding net derivative asset.

    (k)  Goodwill:  Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. During 2009, AIG performed goodwill impairment tests at March 31, June 30, September 30, and December 31, 2009.

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

    Management initially assesses the potential for impairment by estimating the fair value of each of AIG's reporting units or operating segments and comparing the estimated fair values with the carrying amounts of those reporting units, including allocated goodwill. The estimate of a reporting unit's fair value may be based on one or a combination of approaches including market-based earning multiples of the unit's peer companies, discounted expected future cash flows, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. Management considers one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test. As part of the impairment test, management compares the sum of the estimated fair values of all of AIG's reporting units with AIG's market capitalization as a basis for concluding on the reasonableness of the estimated reporting unit fair values.

    If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment charge recognized in income, if any, is measured as the excess of the carrying value of goodwill over the estimated fair value of the goodwill. The estimated fair value of the goodwill is measured as

213            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit's assets and liabilities in a hypothetical business combination.

The following table presents the changes in goodwill by reportable segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

Balance, December 31, 2007:
Goodwill – gross	$2,212	$1,302	$4,067	$712	$1,121	$9,414
Accumulated impairments	-	-	-	-	-	-

Net goodwill	2,212	1,302	4,067	712	1,121	9,414

Increase (decrease) due to:
Goodwill impairments	(1,196)	(1,220)	-	(791)	(878)	(4,085)
Acquisition	-	-	-	79	-	79
Sales of business units	-	-	(139)	-	-	(139)
Consolidation/Deconsolidation(a)	243	-	-	-	10	253
Other(b)	(50)	(1)	480	-	1,001	1,430
Activity of discontinued operations	-	-	-	-	-	-

Balance, December 31, 2008:
Goodwill – gross	$2,405	$1,301	$4,408	$791	$2,132	$11,037
Accumulated impairments	(1,196)	(1,220)	-	(791)	(878)	(4,085)

Net goodwill	$1,209	$81	$4,408	$-	$1,254	$6,952

Increase (decrease) due to:
Goodwill impairments	-	(81)	-	-	(612)	(693)
Sales of business units	-	-	(1)	-	(82)	(83)
Consolidation/Deconsolidation(a)	-	-	(1)	-	(476)	(477)
Other(b)	75	-	445	-	1	521
Activity of discontinued operations	-	-	(9)	-	-	(9)
Reclassified to Assets of businesses held for sale	-	-	-	-	(16)	(16)

Balance, December 31, 2009:
Goodwill – gross	$2,480	$1,301	$4,842	$791	$1,559	$10,973
Accumulated impairments	(1,196)	(1,301)	-	(791)	(1,490)	(4,778)

Net goodwill	$1,284	$-	$4,842	$-	$69	$6,195

(a)
Represents increase/decrease in AIG's ownership of consolidated investments.

(b)
Primarily represents foreign exchange translation and purchase price adjustments (PPA), including a PPA of approximately $1 billion related to a proprietary investment in 2008.

    (l)  Other assets:  Other assets consists of a prepaid commitment fee asset related to the FRBNY Credit Agreement, prepaid expenses, including deferred advertising costs, sales inducement assets, deposits, other deferred charges and intangible assets other than goodwill. The prepaid commitment fee asset related to the FRBNY Credit Agreement is being amortized as interest expense ratably over the five-year term of the agreement, accelerated for actual pay-downs that reduce the total credit available. Based on the level of completed and contemplated transactions that will give rise to mandatory prepayments, AIG estimates that the total credit available will be reduced to zero before maturity, and thus the asset will be fully amortized prior to maturity of the FRBNY Credit Agreement. The actual amortization period will depend upon the timing of such transactions and the values realized.

AIG 2009 Form 10-K            214

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Certain direct response advertising costs are deferred and amortized over the expected future benefit period. When AIG can demonstrate that its customers have responded specifically to direct-response advertising, the primary purpose of which is to elicit sales to customers, and when it can be shown such advertising results in probable future economic benefits, the advertising costs are capitalized. Deferred advertising costs are amortized on a cost-pool-by-cost-pool basis over the expected future economic benefit period and are reviewed regularly for recoverability. Deferred advertising costs totaled $207 million and $640 million at December 31, 2009 and 2008, respectively. The amount of expense amortized into income was $173 million, $483 million and $395 million, for the years ended 2009, 2008 and 2007, respectively.

    AIG offers sales inducements, which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contractholder are recognized as part of the liability for policyholders' contract deposits in the Consolidated Balance Sheet. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception, and AIG must demonstrate that such amounts are incremental to amounts AIG credits on similar contracts without bonus interest, and are higher than the contract's expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $1.3 billion and $1.8 billion at December 31, 2009 and 2008, respectively. The amortization expense associated with these assets is reported within Policyholder benefits and claims incurred in the Consolidated Statement of Income. Such amortization expense totaled $259 million, $56 million and $149 million for the years ended December 31, 2009, 2008 and 2007, respectively.

    All commodities are recorded at the lower of cost or fair value. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Lower of cost or fair value reductions in commodity positions and unrealized gains and losses in related derivatives are reflected in Other income.

    See Note 11 herein for a discussion of derivatives.

    (m)  Separate accounts:  Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives, and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of AIG. The liabilities for these accounts are equal to the account assets.

    (n)  Liability for unpaid claims and claims adjustment expense:  Claims and claims adjustment expenses are charged to income as incurred. The liability for unpaid claims and claims adjustment expense represents the accumulation of estimates for unpaid reported losses and includes provisions for losses incurred but not reported. The methods of determining such estimates and establishing resulting reserves, including amounts relating to allowances for estimated unrecoverable reinsurance, are reviewed and updated. If the estimate of reserves is determined to be inadequate or redundant, the increase or decrease is reflected in income. AIG discounts its loss reserves relating to workers' compensation business written by its U.S. domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities.

    (o)  Future policy benefits for life and accident and health contracts and Policyholder contract deposits:  The liability for future policy benefits and policyholder contract deposits are established using assumptions described in Note 12 herein. Future policy benefits for life and accident and health insurance contracts include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Also included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant has agreed to settle a general insurance claim in exchange for fixed payments over a fixed determinable period of time with a life contingency feature. Structured settlement liabilities are presented on a discounted basis as the settled claims are fixed and determinable. Policyholder contract deposits include AIG's liability for (a) certain guarantee benefits accounted for as embedded derivatives at fair value, (b) annuities issued in a

215            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

structured settlement arrangement with no life contingency and (c) certain contracts that AIG has elected to account for at fair value beginning in 2008.

    See Note 5 herein for additional fair value disclosures.

    (p)  Other policyholder funds:  Other policyholder funds are reported at cost and include any policyholders' funds on deposit that encompass premium deposits and similar items.

    (q)  Securities and spot commodities sold but not yet purchased, at fair value:  Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Also included are obligations under gold leases, which are accounted for as a debt host with an embedded gold derivative. Beginning January 1, 2008, AIGFP elected the fair value option for these debt host contracts.

    (r)  Other liabilities:  Other liabilities consist of other funds on deposit, and other payables. AIG has entered into certain insurance and reinsurance contracts, primarily in its General Insurance segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheet. Net proceeds of these deposits are invested and generate Net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Also included in Other liabilities are trade payables for AIGFP which include option premiums received and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due to clearing brokers and exchanges.

    (s)  Commercial Paper and Extendible Commercial Notes and Long-Term Debt:  AIG's funding consists, in part, of medium and long-term debt and commercial paper. Commercial paper, when issued at a discount, is recorded at the proceeds received and accreted to its par value. Long-term debt is carried at the principal amount borrowed, net of unamortized discounts or premiums. See Note 14 herein for additional information. Long-term debt also includes liabilities connected to trust preferred stock principally related to outstanding securities issued by AIG Life Holdings (US), Inc. (AIGLH), a wholly owned subsidiary of AIG. Cash distributions on such preferred stock are accounted for as interest expense.

    (t)  FRBNY Credit Facility and Commercial Paper Funding Facility:  In 2008, AIG obtained funding under the FRBNY Credit Facility and the CPFF. Amounts borrowed under the FRBNY Credit Facility and the CPFF are carried at the principal amount borrowed, and in the case of the FRBNY Credit Facility, also include accrued compounding interest and fees, except for AIGFP's CPFF borrowings which are carried at fair value.

    (u)  Contingent Liabilities:  Amounts are accrued for the resolution of claims that have either been asserted or are deemed probable of assertion if, in the opinion of management, it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until years after the contingency arises, in which case, no accrual is made until that time.

    (v)  Foreign Currency:  Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income (loss), net of any related taxes, in consolidated shareholders' equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income.

    (w)  Noncontrolling Interests: Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York:  Represents preferred interests in two wholly-owned SPVs formed to hold all the common

AIG 2009 Form 10-K            216

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock of AIA and ALICO. The preferred interests were measured at fair value on their issuance date. AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the FRBNY Credit Facility. The preferred interests have a liquidation preference of $25 billion and have a preferred return of 5 percent per year compounded quarterly through September 22, 2013 and 9 percent thereafter. The preferred return is reflected in Income (loss) from continuing operations attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the FRBNY in the Consolidated Statement of Income (Loss). The difference between the preferred interests' fair value and the initial liquidation preference will be amortized and included in Income (loss) from continuing operations attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the FRBNY.

    Other Noncontrolling interests:  Includes the equity interest of outside shareholders in AIG's consolidated subsidiaries and includes the preferred shareholders' equity in outstanding preferred stock of ILFC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense. This preferred stock consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction. At December 31, 2009, the dividend rate for each of the Series A and Series B MAPS was 0.44 percent.

    (x)  Earnings (Loss) per Share:  Basic earnings or loss per share and diluted loss per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted earnings per share is based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits.

    See Note 16 herein for additional earnings (loss) per share disclosures.

    (y)  Recent Accounting Standards:

Accounting Changes

    AIG adopted the following accounting standards during 2007:

Deferred Acquisition Costs

    In September 2005, the American Institute of Certified Public Accountants issued an accounting standard that provides guidance on accounting for internal replacements of insurance and investment contracts other than those specifically described in the accounting standard for certain long-duration contracts issued by insurance enterprises. The statement defines an internal replacement as a modification in product benefits, features, rights, or coverage that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacements that result in a substantially changed contract are accounted for as a termination and a replacement contract.

    The statement became effective on January 1, 2007 and generally affects the accounting for internal replacements occurring after that date. In the first quarter of 2007, AIG recorded a cumulative effect reduction of $82 million, net of tax, to the opening balance of retained earnings on the date of adoption. This adoption reflected changes in unamortized DAC, VOBA, deferred sales inducement assets, unearned revenue liabilities and future policy benefits for life and accident and health insurance contracts resulting from a shorter expected life related to certain group life and health insurance contracts and the effect on the gross profits of investment-oriented products related to previously anticipated future internal replacements. This cumulative effect adjustment affected only the domestic and foreign life insurance & retirement services operations.

217            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertainty in Income Taxes

    In July 2006, the FASB issued an accounting standard which clarifies the accounting for uncertainty in income tax positions. The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and additional disclosures. AIG adopted the standard on January 1, 2007. Upon adoption, AIG recognized a $71 million increase in the liability for unrecognized tax benefits, which was accounted for as a decrease to opening retained earnings as of January 1, 2007. See Note 21 herein for additional disclosures.

Accounting for Change In Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction

    In July 2006, the FASB issued an accounting standard that addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting for the lease by the lessor, and directs that the tax assumptions be consistent with any uncertain tax position related to the lease. AIG adopted the standard on January 1, 2007. Upon adoption, AIG recorded a $50 million decrease in the opening balance of retained earnings, net of tax, to reflect the cumulative effect of this change in accounting.

    AIG adopted the following accounting standards during 2008:

Fair Value Measurements

    In September 2006, the FASB issued an accounting standard that defined fair value, established a framework for measuring fair value and expands disclosure requirements regarding fair value measurements but did not change existing guidance about whether an asset or liability is carried at fair value. The standard nullifies the guidance that precluded the recognition of a trading profit at the inception of a derivative contract unless the fair value of such contract was obtained from a quoted market price or other valuation technique incorporating observable market data. The standard also clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value. The fair value measurement and related disclosure guidance in the standard do not apply to fair value measurements associated with AIG's share-based employee compensation awards.

    AIG adopted the standard on January 1, 2008, its required effective date. The standard must be applied prospectively, except for certain stand-alone derivatives and hybrid instruments, which must be applied as a cumulative effect of change in accounting principle to retained earnings at January 1, 2008. The cumulative effect, net of taxes, of adopting the standard on AIG's Consolidated Balance Sheet was an increase in retained earnings of $4 million.

    The most significant effect of adopting the standard on AIG's consolidated results of operations for 2008 related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value. Specifically, the incorporation of AIG's own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives at transition only) resulted in a increase in pre-tax loss of $1.8 billion ($1.2 billion after tax) for 2008. The effects of the changes in AIG's own credit spreads on pre-tax income for AIGFP was an increase of $1.4 billion for 2008. The effect of the changes in counterparty credit spreads for assets measured at fair value at AIGFP was a decrease in pre-tax income of $10.7 billion for 2008.

    See Note 5 herein for additional disclosures.

Fair Value Option

    In February 2007, the FASB issued an accounting standard that permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. The standard also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. The

AIG 2009 Form 10-K            218

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standard permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability, or upon most events that give rise to a new basis of accounting for that instrument.

    AIG adopted the standard on January 1, 2008, its required effective date. The adoption of the standard with respect to elections made in the Domestic and Foreign Life Insurance & Retirement Services segments resulted in an after-tax decrease to 2008 opening retained earnings of $559 million. The adoption of this standard with respect to elections made by AIGFP resulted in an after-tax decrease to 2008 opening retained earnings of $448 million. Included in this amount are net unrealized gains of $105 million that were reclassified to retained earnings from accumulated other comprehensive income (loss) related to available for sale securities recorded in the consolidated balance sheet at January 1, 2008 for which the fair value option was elected.

    See Note 5 herein for additional fair value disclosures.

Fair Value Measurements and Fair Value Option

The following table summarizes the after-tax increase (decrease) from adopting the accounting standards on Fair Value Measurements and Fair Value Option on the opening shareholders' equity accounts:

At January 1, 2008 (in millions)	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Cumulative Effect of Accounting Changes

Fair Value Measurements	$-	$4	$4
Fair Value Option	(105)	(1,007)	(1,112)

Cumulative effect of change in accounting principles	$(105)	$(1,003)	$(1,108)

Offsetting of Amounts Related to Certain Contracts

    In April 2007, the FASB issued an accounting standard that permitted companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. AIG adopted the provisions of the standard effective January 1, 2008, which requires retrospective application to all prior periods presented. At December 31, 2008, the amounts of cash collateral received and posted that were offset against net derivative positions totaled $7.1 billion and $19.2 billion, respectively. The cash collateral received and paid related to AIGFP derivative instruments was previously recorded in Other liabilities and Premiums and other receivables. Cash collateral received related to non-AIGFP derivative instruments was previously recorded in Other liabilities.

Disclosures about Credit Derivatives and Certain Guarantees

    In September 2008, the FASB issued an accounting standard that requires additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument. The standard also requires an additional disclosure about the current status of the payment/performance risk of a guarantee. The additional disclosures are included in Note 11 herein.

Fair Value of Financial Assets in Inactive Markets

    In October 2008, the FASB issued an accounting standard that provides guidance clarifying certain aspects with respect to the fair value measurements of a security when the market for that security is inactive. AIG adopted this guidance in the third quarter of 2008. The effects of adopting this standard on AIG's consolidated financial condition and results of operations were not material.

219            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosures about Transfers of Financial Assets and Variable Interest Entities

    In December 2008, the FASB issued an accounting standard that amends and expands the disclosure requirements regarding transfers of financial assets and a company's involvement with variable interest entities. The standard was effective for interim and annual periods ending after December 15, 2008. Adoption of the standard did not affect AIG's financial condition, results of operations or cash flow, as only additional disclosures were required. The additional disclosures are included in Note 10 herein.

Amendment to Impairment Guidance

    In January 2009, the FASB issued an accounting standard that amends the impairment guidance on recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The standard also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements related to the accounting for certain investments in debt and equity securities and other related guidance. AIG adopted this guidance in the fourth quarter of 2008. The effects of adopting the standard on AIG's consolidated financial condition and results of operations were not material.

    AIG adopted the following accounting standards during 2009:

Business Combinations

    In December 2007, the FASB issued an accounting standard that changed the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed, and noncontrolling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, among other changes.

    AIG adopted the new business combination standard for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the new standard did not have a material effect on AIG's consolidated financial position, results of operations or cash flows at and for the year ended December 31, 2009, but will affect the future accounting for business combinations, if any, as well as goodwill impairment assessments.

Noncontrolling Interests in Consolidated Financial Statements

    In December 2007, the FASB issued an accounting standard that requires noncontrolling (i.e., minority) interests in partially owned consolidated subsidiaries to be classified in the Consolidated Balance Sheet as a separate component of equity, or in the mezzanine section of the Consolidated Balance Sheet (between liabilities and equity) if such interests do not qualify for "permanent equity" classification. The new standard also specifies the accounting treatment for subsequent acquisitions and sales of noncontrolling interests and how noncontrolling interests should be presented in the Consolidated Statement of Income (Loss). The noncontrolling interests' share of subsidiary income (loss) should be reported as a part of consolidated Net income (loss) with disclosure of the attribution of consolidated Net income (loss) to the controlling and noncontrolling interests on the face of the Consolidated Statement of Income (Loss).

    AIG adopted the new standard on January 1, 2009 and applied it prospectively, except for presentation and disclosure requirements. The Consolidated Statement of Income (loss) for the years ended December 31, 2008 and 2007 have been retrospectively recast to include net income (loss) attributable to both the controlling and noncontrolling interests. Of the $10.0 billion minority interest on the Consolidated Balance Sheet at December 31, 2008, $1.9 billion was reclassified from minority interest liability to Redeemable noncontrolling interests in partially owned consolidated subsidiaries and $8.1 billion was reclassified to a separate component of total equity entitled Noncontrolling interests.

AIG 2009 Form 10-K            220

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the year ended December 31, 2009, the Noncontrolling interests balance declined by $4.4 billion, of which $1.4 billion related to the deconsolidation of Transatlantic in the second quarter of 2009 following the public offering of 29.9 million shares of Transatlantic common stock, after which AIG retained 13.9 percent of Transatlantic common stock outstanding. AIG recognized a pre-tax loss of $497 million related to the deconsolidation of Transatlantic. AIG also restructured certain relationships within the Institutional Asset Management business in the second quarter of 2009, resulting in the deconsolidation of a subsidiary and a related decline in goodwill of $476 million and noncontrolling interests of $1.9 billion for the year ended December 31, 2009, due to deconsolidation of certain entities.

    Noncontrolling interests also includes junior and senior non-voting, callable preferred interests issued in connection with the $25 billion reduction in the outstanding balance and maximum borrowing commitment under the FRBNY Credit Facility. See Note 16 herein for further discussion.

Disclosures about Derivative Instruments and Hedging Activities

    In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (a) how and why AIG uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect AIG's consolidated financial condition, results of operations, and cash flows. AIG adopted the new standard on January 1, 2009. See Note 11 herein for related disclosures.

Subsequent Events

    In May 2009, the FASB issued an accounting standard that requires disclosure of the date through which a company evaluated the events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. AIG adopted the new standard for the period ended June 30, 2009. The adoption of the new standard did not affect AIG's consolidated financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

    In February 2008, the FASB issued an accounting standard that requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met. AIG adopted the new standard for new transactions entered into from that date forward. The adoption of the new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

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

221            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition and Presentation of Other-Than-Temporary Impairments

    In April 2009, the FASB issued an accounting standard that requires a company to recognize the credit component of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changed the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold until recovery. The standard does not change the recognition of other-than-temporary impairment for equity securities. The standard requires additional disclosures in interim and annual reporting periods for fixed maturity and equity securities. See Note 6 herein for the expanded disclosures.

    AIG adopted the new standard on April 1, 2009 and recorded an after-tax cumulative effect adjustment to increase AIG shareholders' equity by $2.5 billion as of April 1, 2009, consisting of a decrease in Accumulated deficit of $11.8 billion and an increase to Accumulated other comprehensive loss of $9.3 billion, net of tax. The net increase in AIG's shareholders' equity was due to a reversal of a portion of the deferred tax asset valuation allowance for certain previous non-credit impairment charges directly attributable to the change in accounting principle (see Note 21 herein). The cumulative effect adjustment resulted in an increase of approximately $16 billion in the amortized cost of fixed maturity securities, which has the effect of significantly reducing the accretion of investment income over the remaining life of the underlying securities, beginning in the second quarter of 2009. The effect of the reduced investment income will be offset, in part, by a decrease in the amortization of deferred policy acquisition costs (DAC) and sales inducements assets (SIA).

    The new standard is expected to reduce the level of other-than-temporary impairment charges recorded in earnings for fixed maturity securities due to the following required changes in AIG's accounting policy for other-than-temporary impairments (see Note 6 herein for a more detailed discussion of the changes in policy):

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

    The following table presents the components of the change in AIG shareholders' equity at April 1, 2009 due to the adoption of the new accounting standard for other-than-temporary impairments:

(in billions)	Accumulated Deficit	Accumulated Other Comprehensive Loss	AIG Shareholders' Equity

Increase (decrease) to:
Net effect of the increase in amortized cost of available for sale fixed maturity securities	$16.1	$(16.1)	$-
Net effect of related DAC, SIA and other insurance balances	(1.8)	1.8	-
Net effect on deferred income tax assets	(2.5)	5.0	2.5

Net increase in AIG shareholders' equity	$11.8	$(9.3)	$2.5

AIG 2009 Form 10-K            222

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

    In April 2009 the FASB issued an accounting standard that provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The new standard also requires extensive additional fair value disclosures. The adoption of the new standard on April 1, 2009, did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Employers' Disclosures about Postretirement Benefit Plan Assets

    In December 2008, the FASB issued an accounting standard that requires more detailed disclosures about an employer's plan assets, including the employer's investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. The new standard was effective for fiscal years ending after December 15, 2009. The adoption of the new standard had no effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 19 herein for disclosures.

Measuring Liabilities at Fair Value

    In August 2009, the FASB issued an accounting standard to clarify how the fair value measurement principles should be applied to measuring liabilities carried at fair value. The new standard explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The new standard was effective beginning October 1, 2009 for AIG. The adoption of the new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

    In September 2009, the FASB issued an accounting standard that permits, as a practical expedient, a company to measure the fair value of an investment that is within the scope of the update on the basis of the net asset value per share of the investment (or its equivalent) if that value is calculated in accordance with fair value as defined by the FASB. The standard also requires enhanced disclosures. The new standard applies to investment companies that do not have readily determinable fair values such as certain hedge funds and private equity funds. The new standard was effective for interim and annual periods ending after December 15, 2009. The adoption of the new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 5 herein for disclosure.

Accounting and Reporting for Decreases in Ownership of a Subsidiary

    In January 2010, the FASB issued an accounting standard that clarifies that the partial sale and deconsolidation provisions of the accounting standards addressing consolidation should be applied to (1) a business that is not in the legal form of a subsidiary, (2) transactions with equity method investees and joint ventures, (3) exchanges of groups of assets that constitute businesses for noncontrolling interests in other entities, (4) the deconsolidation of a subsidiary that does not qualify as a business if the substance of the transaction is not addressed directly by other guidance, and that the accounting standards addressing consolidation do not apply to the sales of in-substance real estate. The adoption of the new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

223            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Application of Accounting Standards

Accounting for Transfers of Financial Assets

    In June 2009, the FASB issued an accounting standard addressing transfers of financial assets that removes the concept of a qualifying special-purpose entity (QSPE) from the FASB Accounting Standards Codification and removes the exception from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for AIG. Earlier application is prohibited. AIG expects adoption of this standard will increase both assets and liabilities by approximately $1.3 billion as a result of consolidating two previously unconsolidated QSPEs. AIG does not expect the effect of adopting this new standard on its results of operations or cash flows to be material.

Consolidation of Variable Interest Entities

    In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of variable interest entities with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with variable interest entities. The new standard is effective for interim and annual periods beginning on January 1, 2010 for AIG. Earlier application is prohibited. AIG expects adoption of this standard will increase assets, liabilities, noncontrolling interest and retained earnings by approximately $8.8 billion, $7.4 billion, $1.2 billion, and $200 million, respectively, as a result of consolidating previously unconsolidated VIEs. AIG does not expect the effect of adopting this new standard on its results of operations or cash flows to be material.

2. Discontinued Operations and Held-For-Sale Classification

Discontinued Operations

    On October 12, 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan Life Insurance Company, Ltd. (Nan Shan) for approximately $2.15 billion to a consortium. This transaction met the criteria for held-for-sale and discontinued operations accounting. As a result, Nan Shan's results of operations are included in discontinued operations in AIG's Consolidated Statement of Income (Loss) for all periods shown and its assets and liabilities are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. Nan Shan previously had been a component of the Foreign Life Insurance & Retirement Services reportable segment. AIG expects the sale to close in 2010.

A summary of income (loss) from Nan Shan's discontinued operations is as follows:

Years Ended December 31, (in millions)	2009	2008	2007

Premiums and other considerations	$4,862	$5,209	$4,865
Net investment income	1,599	1,778	1,658
Net realized capital gains (losses)	724	(2,779)	(91)
Benefits, claims and expenses	6,202	6,441	5,623

Income (loss) from discontinued operations	983	(2,233)	809
Loss on sale	(2,758)	-	-

Income (loss) from discontinued operations, before income tax expense (benefit)	(1,775)	(2,233)	809

Income tax expense (benefit)	(1,232)	520	188

Income (loss) from discontinued operations, net of tax	$(543)	$(2,753)	$621

AIG 2009 Form 10-K            224

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-for-Sale Transactions

    On July 28, 2009, AIG entered into an agreement to combine its consumer finance business in Poland, conducted through AIG Bank Polska S.A., into the Polish consumer finance business of Santander Consumer Finance S.A. (SCB). In exchange, AIG will receive equity interest in SCB. The closing is expected to occur in the first quarter of 2010. This transaction met the criteria for held-for-sale accounting and, as a result, its assets and liabilities are included as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. AIG Bank Polska is a component of the Financial Services reportable segment.

    On September 5, 2009, AIG entered into an agreement to sell its investment advisory and third party asset management businesses for total consideration consisting of a cash payment determined at closing based on the net assets of the business being sold plus contingent consideration. This transaction met the criteria for held-for-sale accounting. As a result, its assets and liabilities are included as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. These businesses are a component of the Noncore Asset Management business.

A summary of assets and liabilities held for sale at December 31, 2009 is as follows:

(in millions)	2009

Assets:
Fixed maturity securities	$34,495
Equity securities	2,947
Mortgage and other loans receivable, net	3,997
Other invested assets	4,256
Short-term investments	3,501
Deferred policy acquisition costs	3,322
Separate account assets	3,467
Other assets	394

Total Assets of businesses held for sale	$56,379

Liabilities:
Future policy benefits for life and accident and health insurance contracts	$38,023
Policyholder contract deposits	3,133
Separate account liabilities	3,467
Other liabilities	3,976

Total Liabilities of businesses held for sale	$48,599

3. Restructuring

    Since September 2008, AIG has been working to execute an orderly disposition plan of non-core businesses and assets, protect and enhance the value of its key businesses, and position itself for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in its liquidity and capital, and expects to accomplish this over a longer time frame than originally contemplated.

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

225            AIG 2009 Form 10-K

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

    For those restructuring and separation expenses that have been incurred or can be reasonably estimated, the total expenses incurred and expected to be incurred are approximately $2.6 billion at December 31, 2009, as set forth in the table below. This amount excludes expenses that could not be reasonably estimated at December 31, 2009, as well as any expenses (principally professional fees) that are expected to be capitalized. With respect to the FRBNY and the trustees of the Trust, this amount includes only actual reimbursement and advancement payments made through December 31, 2009.

Restructuring expenses and related asset impairment and other expenses by reportable segment consisted of the following:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other(a)	Total

Year Ended December 31, 2009
Restructuring expenses	$2	$33	$119	$187	$443	$784
Separation expenses	181	60	179	111	71	602

Total	$183	$93	$298	$298	$514	$1,386

Year Ended December 31, 2008
Restructuring expenses	$-	$3	$8	$91	$200	$302
Separation expenses	84	55	23	247	93	502

Total	$84	$58	$31	$338	$293	$804

Cumulative amounts incurred since inception of restructuring plan	$267	$151	$329	$636	$807	$2,190

Total amounts expected to be incurred(b)	$314	$173	$423	$704	$956	$2,570

(a)
Primarily includes professional fees related to (i) disposition activities and (ii) AIG's transactions with the FRBNY and the Department of the Treasury.

(b)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at December 31, 2009.

AIG 2009 Form 10-K            226

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the restructuring liability, reported in Other liabilities on AIG's Consolidated Balance Sheet, for the years ended December 31, 2009 and 2008, the cumulative amounts incurred since inception of the restructuring plan, and the total amounts expected to be incurred are summarized as follows:

(in millions)	Severance Expenses(a)	Contract Termination Expenses	Asset Write- Downs	Other Exit Expenses(b)	Subtotal Restructuring Expenses	Separation Expenses(c)	Total Restructuring and Separation Expenses

Year Ended December 31, 2009
Balance, beginning of year	$77	$27	$-	$87	$191	$284	$475
Additional charges	150	42	129	453	774	606	1,380
Cash payments	(96)	(29)	-	(444)	(569)	(578)	(1,147)
Non-cash items(d)	(10)	(31)	(129)	(1)	(171)	52	(119)
Changes in estimates	13	11	-	(14)	10	(4)	6
Activity of discontinued operations	(5)	-	-	-	(5)	1	(4)
Reclassified to Liabilities of businesses held for sale	(4)	-	-	-	(4)	(1)	(5)

Balance, end of year	$125	$20	$-	$81	$226	$360	$586

Cumulative amounts incurred since inception of restructuring plan	$247	$80	$180	$579	$1,086	$1,104	$2,190

Total amounts expected to be incurred(e)	$250	$115	$180	$757	$1,302	$1,268	$2,570

Year Ended December 31, 2008
Balance, beginning of year	$-	$-	$-	$-	$-	$-	$-
Additional charges	84	27	51	140	302	502	804
Cash payments	(12)	-	-	(53)	(65)	(218)	(283)
Non-cash items(d)	-	-	(51)	-	(51)	-	(51)
Activity of discontinued operations	5	-	-	-	5	-	5

Balance, end of year	$77	$27	$-	$87	$191	$284	$475

Total amounts expected to be incurred(e)	$164	$106	$51	$585	$906	$1,031	$1,937

(a)
Restructuring expenses included $66 million in 2009 and $44 million in 2008 for retention awards for employees expected to be terminated.

(b)
Primarily includes professional fees related to (i) disposition activities, (ii) AIG's capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding most of AIGFP's businesses and portfolios.

(c)
Separation expenses included $437 million in 2009 and $500 million in 2008 for retention awards for key employees.

(d)
Primarily represents asset impairment charges, foreign currency translation and reclassification adjustments.

(e)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at the balance sheet date.

4. Segment Information

    AIG reports the results of its operations through four reportable segments: General Insurance, Domestic Life Insurance & Retirement Services, Foreign Life Insurance & Retirement Services, and Financial Services. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations and net gains (losses) on sales of divested businesses because AIG believes that this provides more meaningful information on how its operations are performing.

    During 2009, AIG realigned its financial reporting structure to reflect the effects of its restructuring activities on how management views and manages its businesses. Consequently, beginning in 2009, the results for Transatlantic, 21st Century Insurance Group and Agency Auto Division (excluding the results of the Private Client Group) (21st Century), and Mortgage Guaranty, previously reported as part of the General Insurance reportable segment, are now included in AIG's Other operations category. In addition, the historical results for HSB Group, Inc. (HSB)

227            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(which was sold on March 31, 2009), previously included within Commercial Insurance, are now classified as Non-core insurance operations and included in AIG's Other operations category. Prior period amounts have been revised to conform to the current presentation. As a result of dispositions, only Mortgage Guaranty is still reporting ongoing results of operations within Non-core insurance operations. Additionally, beginning in 2009 gains and losses on sales of divested businesses are recorded within AIG's other operations category.

    In order to better align financial reporting with the manner in which AIG's chief operating decision makers review the businesses to make decision about resources to be allocated and to assess performance, during 2009, the following changes were made to the Domestic Life Insurance & Retirement Services reportable segment and AIG's Other operations category. On September 5, 2009, AIG entered into an agreement to sell its investment advisory and third party Institutional Asset Management businesses. This sale will exclude those asset management businesses providing traditional fixed income asset and liability management for AIG's insurance company subsidiaries and the AIG Global Real Estate investment management business as well as proprietary real estate and private equity investments. AIG expects to continue relationships with the divested businesses for other investment management services used by its insurance company subsidiaries. As a result of the sale, results for these businesses are now included in AIG's Other operations category. Additionally, brokerage service commissions, other asset management fees, and investment income from GICs previously reported in the Asset Management segment are now included in Domestic Life Insurance & Retirement Services.

    Additionally, beginning in 2009 Foreign General Insurance and Foreign Life Insurance & Retirement Services results include the equity income (loss) from certain equity method investments, which were previously included as part of AIG's Other operations category.

    Prior periods have been revised for the above changes.

    The reportable segments and their respective operations are as follows:

    General Insurance: AIG's General Insurance subsidiaries write substantially all lines of commercial property and casualty insurance and various personal lines both domestically and abroad. Revenues in the General Insurance segment represent General Insurance net Premiums and other considerations earned, Net investment income and Net realized capital gains (losses). AIG's principal General Insurance operations are as follows:

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

    Each of the General Insurance operating segments is comprised of groupings of major products and services as follows: Commercial Insurance is comprised of domestic commercial and personal lines insurance products and services; and Foreign General is comprised of general insurance products and services sold overseas.

    Life insurance & retirement services companies are comprised of two major groupings of products and services: insurance-oriented products and services and retirement savings products and services.

    Domestic Life Insurance & Retirement Services: AIG's Domestic Life Insurance & Retirement Services segment is comprised of several life insurance and retirement services businesses that market their products and services under the brands of American General, AGLA, VALIC, Western National, SunAmerica Retirement Markets, SunAmerica Mutual Funds, SunAmerica Affordable Housing Partners, FSC Securities, Royal Alliance and SagePoint Financial. The businesses offer a comprehensive suite of life insurance, retirement savings products and guaranteed income solutions through an established multi-channel distribution network that includes banks, national, regional and independent broker-dealers, career financial advisors, wholesale life brokers, insurance agents and a direct-to-consumer platform.

AIG 2009 Form 10-K            228

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AIG's Domestic Life Insurance businesses offer a broad range of protection products, including individual term and universal life insurance, and group life and health products. In addition, Domestic Life Insurance offers a variety of payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities.

    Domestic Retirement Services businesses offer group retirement products and individual fixed and variable annuities. Certain previously acquired closed blocks and other fixed and variable annuity blocks that have been discontinued are reported as "runoff" annuities. Domestic Retirement Services also maintains a runoff block of Guaranteed Investment Contracts (GICs) that were written in (or issued to) the institutional market place prior to 2006.

    Foreign Life Insurance & Retirement Services: AIG's Foreign Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed and variable annuities.

    AIG's principal Foreign Life Insurance & Retirement Services operations are ALICO, American International Assurance Company, Limited, together with AIA, The Philippine American Life and General Insurance Company (Philamlife), AIG Edison Life Insurance Company (AIG Edison Life) and AIG Star Life Insurance Co. Ltd. (AIG Star Life).

    Foreign Life Insurance & Retirement Services reports results through two operating segments: Japan & Other and Asia.

    Financial Services: AIG's Financial Services subsidiaries engage in diversified activities including aircraft leasing, capital markets, consumer finance and insurance premium finance. Together, the Aircraft Leasing, Capital Markets and Consumer Finance operations generate the majority of the revenues produced by the Financial Services operations. A.I. Credit also contributes to Financial Services income principally by providing insurance premium financing for both AIG's policyholders and those of other insurers.

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

    Historically, AIG's Capital Markets operations derived a significant portion of their revenues from hedged financial positions entered into in connection with counterparty transactions. AIGFP has also participated as a dealer in a wide variety of financial derivatives transactions. Revenues and pre-tax income of the Capital Markets operations and the percentage change in these amounts for any given period are significantly affected by changes in the fair value of AIGFP's assets and liabilities and by the number, size and profitability of transactions entered into during that period relative to those entered into during the comparative period.

    AIG's Consumer Finance operations in North America are principally conducted through AGF. AGF derives most of its revenues from finance charges assessed on real estate loans, secured and unsecured non-real estate loans and retail sales finance receivables.

229            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AIG's foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. As of December 31, 2009, AIGCFG had operations in Argentina, Poland, Taiwan, India and Colombia.

    Other Operations: AIG's Other operations include interest expense, restructuring costs, expenses of corporate staff not attributable to specific reportable segments, expenses related to efforts to improve internal controls, corporate initiatives, certain compensation plan expenses, certain litigation related charges, corporate level net realized capital gains and losses and net gains and losses on sale of divested businesses.

    Additionally, Other operations include the results of the Noncore insurance and asset management businesses as a result of the realignment discussed above.

    Year-end identifiable assets presented in the following tables include assets of businesses held for sale at December 31, 2009.

The following table presents AIG's operations by reportable segment:

	Reportable Segments
(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other(a)	Total	Consolidation and Eliminations	Consolidated

2009
Total revenues	$35,039	$11,366	$32,937	$9,576	$9,163	$98,081	$(2,077)	$96,004
Other-than-temporary impairment charges(b)	903	3,821	1,454	22	1,579	7,779	-	7,779
Interest expense	-	-	27	3,010	12,945	15,982	(583)	15,399
Depreciation and amortization	7,005	1,140	3,657	2,163	666	14,631	-	14,631
Pre-tax income (loss) from continuing operations	169	(1,179)	3,221	517	(15,769)	(13,041)	(607)	(13,648)
Capital expenditures	191	52	190	2,613	659	3,705	-	3,705
Year-end identifiable assets	154,733	245,607	307,883	132,821	151,748	992,792	(145,207)	847,585

2008
Total revenues	$34,731	$(19,634)	$16,659	$(31,095)	$8,449	$9,110	$(2,214)	$6,896
Other-than-temporary impairment charges(b)	4,051	30,464	9,766	127	4,241	48,649	-	48,649
Interest expense	-	-	5	3,365	14,041	17,411	(393)	17,018
Depreciation and amortization	7,904	361	4,187	2,009	984	15,445	-	15,445
Pre-tax loss from continuing operations	(2,451)	(34,948)	(3,332)	(40,821)	(23,672)	(105,224)	(1,304)	(106,528)
Capital expenditures	179	100	595	3,501	1,766	6,141	-	6,141
Year-end identifiable assets	144,520	240,279	271,867	167,061	211,407	1,035,134	(174,716)	860,418

2007
Total revenues	$41,162	$18,189	$31,795	$(1,309)	$14,170	$104,007	$(375)	$103,632
Other-than-temporary impairment charges(b)	382	2,209	900	650	455	4,596	-	4,596
Interest expense	-	56	72	7,682	2,152	9,962	(410)	9,552
Depreciation and amortization	7,989	1,587	1,864	2,299	1,506	15,245	-	15,245
Pre-tax income (loss) from continuing operations	10,175	3,070	5,352	(9,515)	(1,699)	7,383	751	8,134
Capital expenditures	234	134	398	4,569	3,948	9,283	-	9,283
Year-end identifiable assets	157,856	349,604	309,017	193,975	178,588	1,189,040	(140,679)	1,048,361

(a)
Interest expense in 2009 and 2008 include amortization of prepaid commitment asset of $8.4 billion and $9.3 billion, respectively.

(b)
Included in Total revenues presented above.

AIG 2009 Form 10-K            230

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents AIG's General Insurance operations by operating segment:

(in millions)	Commercial Insurance	Foreign General Insurance	Total Operating Segments	Consolidation and Eliminations	Total General Insurance

2009
Total revenues	$21,889	$13,150	$35,039	$-	$35,039
Claims and claims adjustment expenses incurred	17,943	7,424	25,367	-	25,367
Underwriting expenses	4,401	5,102	9,503	-	9,503
Depreciation and amortization	3,759	3,246	7,005	-	7,005
Pre-tax income from continuing operations	(455)	624	169	-	169
Capital expenditures	103	88	191	-	191
Year-end identifiable assets	109,142	45,232	154,374	359	154,733

2008
Total revenues	$21,099	$13,632	$34,731	$-	$34,731
Claims and claims adjustment expenses incurred	18,255	7,838	26,093	-	26,093
Underwriting expenses	5,887	5,202	11,089	-	11,089
Depreciation and amortization	4,558	3,346	7,904	-	7,904
Pre-tax income (loss) from continuing operations	(3,043)	592	(2,451)	-	(2,451)
Capital expenditures	62	117	179	-	179
Year-end identifiable assets	105,738	39,037	144,775	(255)	144,520

2007
Total revenues	$27,514	$13,648	$41,162	$-	$41,162
Claims and claims adjustment expenses incurred	16,148	6,243	22,391	-	22,391
Underwriting expenses	4,261	4,335	8,596	-	8,596
Depreciation and amortization	4,613	3,376	7,989	-	7,989
Pre-tax income from continuing operations	7,105	3,070	10,175	-	10,175
Capital expenditures	79	155	234	-	234
Year-end identifiable assets	110,576	48,728	159,304	(1,448)	157,856

231            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents AIG's Domestic Life Insurance & Retirement Services operations by operating segment:

(in millions)	Domestic Life Insurance	Domestic Retirement Services	Total Operating Segment	Consolidation and Eliminations	Total Domestic Life Insurance & Retirement Services

2009
Total revenues:
Insurance-oriented products	$5,349	$-	$5,349	$-	$5,349
Retirement savings products	1,993	3,611	5,604	-	5,604
Asset management revenues	17	396	413	-	413

Total revenues	7,359	4,007	11,366	-	11,366

Depreciation and amortization	534	606	1,140	-	1,140
Pre-tax income (loss) from continuing operations	619	(1,798)	(1,179)	-	(1,179)
Capital expenditures	17	35	52	-	52
Year-end identifiable assets	100,600	165,436	266,036	(20,429)	245,607

2008
Total revenues:
Insurance-oriented products	$(3,743)	$-	$(3,743)	$-	$(3,743)
Retirement savings products	2,222	(15,520)	(13,298)	-	(13,298)
Asset management revenues	38	(2,631)	(2,593)	-	(2,593)

Total revenues	(1,483)	(18,151)	(19,634)	-	(19,634)

Depreciation and amortization	279	82	361	-	361
Pre-tax loss from continuing operations	(10,230)	(24,718)	(34,948)	-	(34,948)
Capital expenditures	32	68	100	-	100
Year-end identifiable assets	99,881	159,558	259,439	(19,160)	240,279

2007
Total revenues:
Insurance-oriented products	$8,535	$-	$8,535	$-	$8,535
Retirement savings products	493	6,279	6,772	-	6,772
Asset management revenues	31	2,851	2,882	-	2,882

Total revenues	9,059	9,130	18,189	-	18,189

Depreciation and amortization	583	1,004	1,587	-	1,587
Pre-tax income from continuing operations	644	2,426	3,070	-	3,070
Capital expenditures	53	81	134	-	134
Year-end identifiable assets	111,250	246,063	357,313	(7,709)	349,604

AIG 2009 Form 10-K            232

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents AIG's Foreign Life Insurance & Retirement Services operations by operating segment:

(in millions)	Japan & Other	Asia	Total Operating Segment	Consolidation and Eliminations	Total Foreign Life Insurance & Retirement Services

2009
Total revenues:
Insurance-oriented products	$14,253	$14,901	$29,154	$-	$29,154
Retirement savings products	3,694	89	3,783	-	3,783

Total revenues	17,947	14,990	32,937	-	32,937

Depreciation and amortization	2,223	1,434	3,657	-	3,657
Pre-tax income from continuing operations	1,300	1,921	3,221	-	3,221
Capital expenditures	138	52	190	-	190
Year-end identifiable assets	169,103	142,155	311,258	(3,375)	307,883

2008
Total revenues:
Insurance-oriented products	$12,106	$6,599	$18,705	$-	$18,705
Retirement savings products	(2,305)	259	(2,046)	-	(2,046)

Total revenues	9,801	6,858	16,659	-	16,659

Depreciation and amortization	2,464	1,723	4,187	-	4,187
Pre-tax loss from continuing operations	(2,686)	(646)	(3,332)	-	(3,332)
Capital expenditures	350	245	595	-	595
Year-end identifiable assets	154,357	121,551	275,908	(4,041)	271,867

2007
Total revenues:
Insurance-oriented products	$14,394	$13,436	$27,830	$-	$27,830
Retirement savings products	3,783	182	3,965	-	3,965

Total revenues	18,177	13,618	31,795	-	31,795

Depreciation and amortization	1,945	(81)	1,864	-	1,864
Pre-tax income from continuing operations	3,045	2,307	5,352	-	5,352
Capital expenditures	166	232	398	-	398
Year-end identifiable assets	177,413	132,521	309,934	(917)	309,017

233            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents AIG's Financial Services operations by operating segment:

(in millions)	Aircraft Leasing	Capital Markets	Consumer Finance	Other	Total Operating Segments	Consolidation and Eliminations	Total Financial Services

2009
Total revenues	$5,288	$662	$3,096	$690	$9,736	$(160)	$9,576
Interest expense	1,222	-	1,245	573	3,040	(30)	3,010
Depreciation and amortization	2,022	13	89	39	2,163	-	2,163
Pre-tax income (loss) from continuing operations*	1,385	180	(985)	(63)	517	-	517
Capital expenditures	2,587	-	25	1	2,613	-	2,613
Year-end identifiable assets	45,992	55,874	26,938	(15,420)	113,384	19,437	132,821

2008
Total revenues	$5,075	$(40,333)	$3,849	$323	$(31,086)	$(9)	$(31,095)
Interest expense	1,557	-	1,567	276	3,400	(35)	3,365
Depreciation and amortization	1,893	20	63	33	2,009	-	2,009
Pre-tax income (loss) from continuing operations	1,116	(40,471)	(1,261)	(205)	(40,821)	-	(40,821)
Capital expenditures	3,231	5	85	180	3,501	-	3,501
Year-end identifiable assets	47,426	77,846	34,525	(2,354)	157,443	9,618	167,061

2007
Total revenues	$4,694	$(9,979)	$3,655	$1,471	$(159)	$(1,150)	$(1,309)
Interest expense	1,650	4,644	1,361	27	7,682	-	7,682
Depreciation and amortization	1,751	476	56	16	2,299	-	2,299
Pre-tax income (loss) from continuing operations	873	(10,557)	171	(2)	(9,515)	-	(9,515)
Capital expenditures	4,164	21	62	322	4,569	-	4,569
Year-end identifiable assets	44,970	105,568	36,822	17,357	204,717	(10,742)	193,975

*
Includes $2.7 billion of intercompany interest expense and $340 million of increase to fair value which are eliminated in AIG's consolidation.

AIG 2009 Form 10-K            234

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The following table presents components of AIG's Other operations:

		Noncore
(in millions)	Parent & Other	Insurance Operations	Asset Management Operations	Consolidation and Eliminations	Total Other Operations

2009
Total revenues	$3,625	$6,458	$(639)	$(281)	$9,163
Interest expense	12,502	3	721	(281)	12,945
Depreciation and amortization	310	244	112	-	666
Pre-tax income (loss) from continuing operations	(12,535)	352	(3,586)	-	(15,769)
Capital expenditures	249	36	374	-	659
Year-end identifiable assets	121,600	12,335	22,000	(4,187)	151,748

2008
Total revenues	$476	9,906	$(1,933)	$-	$8,449
Interest expense	13,323	6	712	-	14,041
Depreciation and amortization	201	605	178	-	984
Pre-tax loss from continuing operations	(14,990)	(3,334)	(5,348)	-	(23,672)
Capital expenditures	303	82	1,381	-	1,766
Year-end identifiable assets	168,762	25,598	20,799	(3,752)	211,407

2007
Total revenues	$952	10,475	$2,743	$-	$14,170
Interest expense	1,652	29	471	-	2,152
Depreciation and amortization	215	1,217	74	-	1,506
Pre-tax income (loss) from continuing operations	(2,062)	280	83	-	(1,699)
Capital expenditures	271	120	3,557	-	3,948
Year-end identifiable assets	126,874	26,704	28,517	(3,507)	178,588

The following table presents AIG's operations by major geographic area:

	Geographic Area
(in millions)	United States	Japan and Asia	Other Foreign	Consolidated

2009
Total revenues(a)	$37,228	$35,180	$23,596	$96,004
Real estate and other fixed assets, net of accumulated depreciation	2,328	1,189	625	4,142
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	44,091	-	-	44,091

2008
Total revenues(a)	$(34,667)	$20,814	$20,749	$6,896
Real estate and other fixed assets, net of accumulated depreciation	3,220	1,552	794	5,566
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	43,395	-	-	43,395

2007
Total revenues(a)	$45,112	$30,080	$28,440	$103,632
Real estate and other fixed assets, net of accumulated depreciation	3,196	1,404	918	5,518
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	41,984	-	-	41,984

(a)
Revenues are generally reported according to the geographic location of the reporting unit.

(b)
ILFC derives more than 90 percent of its revenue from foreign-operated airlines.

235            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fair Value Measurements

Fair Value Measurements on a Recurring Basis

    AIG measures at fair value on a recurring basis financial instruments in its trading and available for sale securities portfolios, certain mortgage and other loans receivable, derivative assets and liabilities, securities purchased/sold under agreements to resell/repurchase, securities lending invested collateral, non-traded equity investments and certain private limited partnerships and certain hedge funds included in other invested assets, certain short-term investments, separate and variable account assets, certain policyholder contract deposits, securities and spot commodities sold but not yet purchased, certain trust deposits and deposits due to banks and other depositors, certain CPFF, certain long-term debt, and certain hybrid financial instruments included in Other liabilities. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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

  •
  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government and agency securities, most investment-grade and high-yield corporate bonds, certain Residential mortgage-backed securities (RMBS), Commercial mortgage-backed securities (CMBS) and Collateralized debt obligations/Asset backed securities (CDO/ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, mutual fund and hedge fund investments, certain derivative contracts, guaranteed investment agreements (GIAs) and CPFF at AIGFP, other long-term debt and physical commodities.

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

AIG 2009 Form 10-K            236

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain RMBS, CMBS and CDO/ABS, corporate debt, certain municipal and sovereign debt, certain derivative contracts (including AIGFP's super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG's non-financial instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

    The following is a description of the valuation methodologies used for instruments carried at fair value:

Valuation Methodologies

Incorporation of Credit Risk in Fair Value Measurements

  •
  AIG's Own Credit Risk.  Fair value measurements for AIGFP's debt, GIAs, structured note liabilities and freestanding derivatives incorporate AIG's own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap or cash bond spreads. A counterparty's net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all positions with AIG, as well as collateral posted by AIG with the counterparty at the balance sheet date.

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

    The cost of credit protection is determined under a discounted present value approach considering the market levels for single name credit default swap spreads for each specific counterparty, the mid market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to AIG by an independent third party. AIG utilizes a LIBOR-based interest rate curve to derive its discount rates.

    This type of CDS is a derivative contract that allows the transfer of third party credit risk from one party to the other. The buyer of the CDS pays an upfront and/or annual premium to the seller. The seller's payment obligation is triggered by the occurrence of a credit event under a specified reference security and is determined by the loss on that specified reference security. The present value of the amount of the annual and/or upfront premium therefore represents a market-based expectation of the likelihood that the specified reference party will fail to perform on the reference obligation, a key market observable indicator of non-performance risk (the CDS spread).

    While this approach does not explicitly consider all potential future behavior of the derivative transactions or potential future changes in valuation inputs, AIG believes this approach provides a reasonable estimate of the fair value of the assets and liabilities, including consideration of the impact of non-performance risk.

    Fair values for fixed maturity securities based on observable market prices for identical or similar instruments implicitly incorporate counterparty credit risk. Fair values for fixed maturity securities based on internal models

237            AIG 2009 Form 10-K

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

    AIG estimates the fair value of fixed maturity securities not traded in active markets, including receivables (payables) arising from securities purchased (sold) under agreements to resell (repurchase), and mortgage and other loans receivable for which AIG elected the fair value option, by referring to traded securities with similar attributes, using dealer quotations, a matrix pricing methodology, discounted cash flow analyses and/or internal valuation models. This methodology considers such factors as the issuer's industry, the security's rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. For certain fixed maturity instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

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

    Adjustments to the fair value of AIG's investment in ML II are recorded on the Consolidated Statement of Income (Loss) in Net investment income for AIG's Domestic Life Insurance companies. Adjustments to the fair value of AIG's investment in ML III are recorded in Net investment income on the Consolidated Statement of Income (Loss) and, beginning in the second quarter of 2009, were included in Other Noncore business results, reflecting the contribution to an AIG subsidiary. Prior to the second quarter of 2009, such amounts had been included in Other parent company results. AIG's investments in the Maiden Lane Interests are included in bond trading securities, at fair value, on the Consolidated Balance Sheet.

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

AIG 2009 Form 10-K            238

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Direct Private Equity Investments — Other Invested Assets

    AIG initially estimates the fair value of equity instruments not traded in active markets, which includes direct private equity investments, by reference to the transaction price. This valuation is adjusted for changes in inputs and assumptions which are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity capital markets, and/or changes in financial ratios or cash flows. For equity securities that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

Hedge Funds, Private Equity Funds and Other Investment Partnerships — Other Invested Assets

    AIG initially estimates the fair value of investments in certain hedge funds, private equity funds and other investment partnerships by reference to the transaction price. Subsequently, AIG generally obtains the fair value of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. AIG considers observable market data and performs diligence procedures in validating the appropriateness of using the net asset value as a fair value measurement.

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

    Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. When AIG does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so the model value at inception equals the transaction price. Subsequent to initial recognition, AIG updates valuation inputs when corroborated by evidence such as similar market transactions, third party pricing services and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

239            AIG 2009 Form 10-K

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

    Regulatory capital portfolio: In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIGFP continues to reassess the expected maturity of the portfolio. As of December 31, 2009, AIG estimated that the weighted average expected maturity of the portfolio was 1.35 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of the Capital Accord of the Basel Committee on Banking Supervision (Basel I) that existed through the end of 2007 and which is in the process of being replaced by the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small

AIG 2009 Form 10-K            240

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

number of specific instances. However, the Basel Committee recently announced that it has agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. In assessing the fair value of the regulatory capital CDS transactions, AIGFP also considers other market data, to the extent relevant and available. For further discussion, see Note 11 herein.

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

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 62.8 percent of the underlying securities used in the valuation at December 31, 2009. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

241            AIG 2009 Form 10-K

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

Securities and spot commodities sold but not yet purchased

    Fair values for securities sold but not yet purchased are based on current market prices. Fair values of spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges.

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

AIG 2009 Form 10-K            242

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

(in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

At December 31, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$146	$5,077	$-	$-	$-	$5,223
Obligations of states, municipalities and political subdivisions	219	53,270	613	-	-	54,102
Non-U.S. governments	312	64,519	753	-	-	65,584
Corporate debt	10	187,337	4,768	-	-	192,115
Residential mortgage-backed securities (RMBS)	-	21,623	6,654	-	-	28,277
Commercial mortgage-backed securities (CMBS)	-	8,336	4,934	-	-	13,270
Collateralized Debt Obligations/Asset Backed Securities (CDO/ABS)	-	2,167	4,724	-	-	6,891

Total bonds available for sale	687	342,329	22,446	-	-	365,462

Bond trading securities:
U.S. government and government sponsored entities	394	6,317	16	-	-	6,727
Obligations of states, municipalities and political subdivisions	-	371	-	-	-	371
Non-U.S. governments	2	1,363	56	-	-	1,421
Corporate debt	-	5,205	121	-	-	5,326
RMBS	-	3,671	4	-	-	3,675
CMBS	-	2,152	325	-	-	2,477
CDO/ABS	-	4,381	6,865	-	-	11,246

Total bond trading securities	396	23,460	7,387	-	-	31,243

Securities lending invested collateral:(c)
Corporate debt	-	-	23	-	-	23
RMBS	-	47	-	-	-	47
CMBS	-	14	5	-	-	19

Total securities lending invested collateral	-	61	28	-	-	89

Equity securities available for sale:
Common stocks	7,254	9	35	-	-	7,298
Preferred stocks	-	760	54	-	-	814
Mutual funds	1,348	56	6	-	-	1,410

Total equity securities available for sale	8,602	825	95	-	-	9,522

Equity securities trading:
Common stocks	1,254	104	1	-	-	1,359
Mutual funds	6,460	492	7	-	-	6,959

Total equity securities trading	7,714	596	8	-	-	8,318

Mortgage and other loans receivable	-	119	-	-	-	119
Other invested assets(d)	3,322	8,656	6,910	-	-	18,888
Unrealized gain on swaps, options and forward transactions	123	32,617	1,761	(19,054)	(6,317)	9,130
Securities purchased under agreements to resell	-	2,154	-	-	-	2,154
Short-term investments	1,898	22,077	-	-	-	23,975
Separate account assets	56,165	1,984	1	-	-	58,150
Other assets	-	18	270	-	-	288

Total	$78,907	$434,896	$38,906	$(19,054)	$(6,317)	$527,338

243            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Liabilities:
Policyholder contract deposits	$-	$-	$5,214	$-	$-	$5,214
Securities sold under agreements to repurchase	-	3,221	-	-	-	3,221
Securities and spot commodities sold but not yet purchased	159	871	-	-	-	1,030
Unrealized loss on swaps, options and forward transactions(e)	8	24,789	7,826	(19,054)	(8,166)	5,403
Trust deposits and deposits due to banks and other depositors	-	15	-	-	-	15
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	2,742	-	-	-	2,742
Other long-term debt	-	12,314	881	-	-	13,195

Total	$167	$43,952	$13,921	$(19,054)	$(8,166)	$30,820

At December 31, 2008
Assets:
Bonds available for sale	$414	$344,237	$18,391	$-	$-	$363,042
Bond trading securities	781	29,480	6,987	-	-	37,248
Securities lending invested collateral(c)	-	2,967	435	-	-	3,402
Common and preferred stock available for sale	7,282	1,415	111	-	-	8,808
Common and preferred stock trading	6,611	60	3	-	-	6,674
Mortgage and other loans receivable	-	131	-	-	-	131
Other invested assets(d)	6,441	7,248	11,168	-	-	24,857
Unrealized gain on swaps, options and forward transactions	223	90,998	3,865	(74,217)	(7,096)	13,773
Securities purchased under agreements to resell	-	3,960	-	-	-	3,960
Short-term investments	3,247	16,069	-	-	-	19,316
Separate account assets	47,902	2,410	830	-	-	51,142
Other assets	-	44	325	-	-	369

Total	$72,901	$499,019	$42,115	$(74,217)	$(7,096)	$532,722

Liabilities:
Policyholder contract deposits	$-	$-	$5,458	$-	$-	$5,458
Securities sold under agreements to repurchase	-	4,423	85	-	-	4,508
Securities and spot commodities sold but not yet purchased	1,124	1,569	-	-	-	2,693
Unrealized loss on swaps, options and forward transactions(e)	1	85,255	14,435	(74,217)	(19,236)	6,238
Trust deposits and deposits due to banks and other depositors	-	30	-	-	-	30
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	6,802	-	-	-	6,802
Other long-term debt	-	15,448	1,147	-	-	16,595
Other liabilities	-	1,355	-	-	-	1,355

Total	$1,125	$114,882	$21,125	$(74,217)	$(19,236)	$43,679

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.6 billion and $289 million, respectively, at December 31, 2009 and $4.2 billion and $1.6 billion, respectively, at December 31, 2008.

(c)
Amounts exclude short-term investments that are carried at cost, which approximates fair value of $188 million and $442 million at December 31, 2009 and 2008, respectively.

(d)
Approximately 6 percent and 15 percent of the fair value of the total assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at December 31, 2009 and 2008, respectively. AIG's ownership in these funds represented 71.1 percent, or $1.6 billion, of Level 3 assets at December 31, 2009 and 27.6 percent, or $1.7 billion, of Level 3 assets at December 31, 2008. AIG's percentage ownership in these investments increased at December 31, 2009 due to the reclassification of certain investments to Assets of businesses held for sale.

(e)
Included in Level 3 is the fair value derivative liability of $4.8 billion and $9.0 billion at December 31, 2009 and 2008, respectively, on the AIGFP super senior credit default swap portfolio.

AIG 2009 Form 10-K            244

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Level 3 recurring fair value measurements

The following tables present changes during 2009 and 2008 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Income (Loss), during 2009 and 2008 related to the Level 3 assets and liabilities that remained on the Consolidated Balance Sheet at December 31, 2009 and 2008:

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements-Net	Transfers(c)	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

December 31, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$-	$(2)	$-	$-	$-	$-	$-	$-
Obligations of states, municipalities and political subdivisions	861	(12)	(55)	97	(278)	-	-	613	-
Non-U.S. governments	601	3	36	125	(12)	-	-	753	-
Corporate debt	5,872	(33)	1,121	(1,122)	(1,065)	1	(6)	4,768	-
RMBS	6,108	(1,125)	1,491	(468)	648	-	-	6,654	-
CMBS	1,663	(192)	503	(359)	3,319	-	-	4,934	-
CDO/ABS	3,284	(656)	1,850	(367)	628	18	(33)	4,724	-

Total bonds available for sale	18,391	(2,015)	4,944	(2,094)	3,240	19	(39)	22,446	-

Bond trading securities:
U.S. government and government sponsored entities	17	(2)	-	1	-	-	-	16	(1)
Non-U.S. governments	-	-	-	1	55	-	-	56	-
Corporate debt	261	15	-	(115)	8	16	(64)	121	37
RMBS	8	(3)	-	(1)	-	-	-	4	15
CMBS	45	(76)	-	57	299	-	-	325	17
CDO/ABS	6,656	850	-	(641)	-	-	-	6,865	1,844

Total bond trading securities	6,987	784	-	(698)	362	16	(64)	7,387	1,912

Securities lending invested collateral:
Corporate debt	231	-	5	(308)	95	-	-	23	-
RMBS	48	-	5	(27)	(26)	-	-	-	-
CMBS	-	-	-	-	5	-	-	5	-
CDO/ABS	156	-	(24)	(132)	-	-	-	-	-

Total securities lending invested collateral	435	-	(14)	(467)	74	-	-	28	-

Equity securities available for sale:
Common stocks	55	(24)	7	5	(8)	-	-	35	-
Preferred stocks	54	(11)	6	1	4	-	-	54	-
Mutual funds	2	-	4	-	-	-	-	6	-

Total equity securities available for sale	111	(35)	17	6	(4)	-	-	95	-

Equity securities trading:
Common stocks	1	-	-	-	-	-	-	1	-
Mutual funds	2	(3)	-	(3)	11	-	-	7	(2)

Total equity securities trading	3	(3)	-	(3)	11	-	-	8	(2)

Other invested assets	11,168	(2,115)	(1,480)	771	142	-	(1,576)	6,910	(1,737)
Short-term investments	-	-	-	38	(38)	-	-	-	-
Other assets	325	(23)	-	(32)	-	-	-	270	(23)
Separate account assets	830	-	-	-	-	94	(923)	1	-

Total	$38,250	$(3,407)	$3,467	$(2,479)	$3,787	$129	$(2,602)	$37,145	$150

245            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements-Net	Transfers(c)	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Liabilities:
Policyholder contract deposits	$(5,458)	$1,018	$(329)	$(445)	$-	$-	$-	$(5,214)	$(631)
Securities sold under agreements to repurchase	(85)	4	-	81	-	-	-	-	-
Unrealized loss on swaps, options and forward transactions, net	(10,570)	1,631	(3)	3,460	(583)	-	-	(6,065)	5,212
Other long-term debt	(1,147)	(3)	-	186	83	-	-	(881)	82

Total	$(17,260)	$2,650	$(332)	$3,282	$(500)	$-	$-	$(12,160)	$4,663

December 31, 2008
Assets:
Bonds available for sale	$19,071	$(5,848)	$(685)	$825	$5,138	$(110)	$-	$18,391	$-
Bond trading securities	4,563	(3,889)	5	6,253	56	(1)	-	6,987	(2,452)
Securities lending invested collateral	11,353	(6,667)	1,668	(11,732)	5,813	-	-	435	-
Common and preferred stock available for sale	359	(25)	(53)	(173)	3	-	-	111	-
Common and preferred stock trading	30	-	(4)	(25)	2	-	-	3	(1)
Mortgage and other loans receivable	-	(4)	-	-	4	-	-	-	-
Other invested assets	10,373	112	(382)	1,042	23	-	-	11,168	991
Other assets	141	12	-	172	-	-	-	325	12
Separate account assets	1,003	-	-	(1)	-	(172)	-	830	-

Total	$46,893	$(16,309)	$549	$(3,639)	$11,039	$(283)	$-	$38,250	$(1,450)

Liabilities:
Policyholder contract deposits	$(3,674)	$(986)	$5	$(803)	$-	$-	$-	$(5,458)	$2,163
Securities sold under agreements to repurchase	(208)	(17)	-	(82)	222	-	-	(85)	(3)
Unrealized loss on swaps, options and forward transactions, net	(11,710)	(26,823)	(19)	27,956	26	-	-	(10,570)	(177)
Other long-term debt	(3,578)	730	-	1,309	392	-	-	(1,147)	(126)
Other liabilities	(511)	-	-	511	-	-	-	-	-

Total	$(19,681)	$(27,096)	$(14)	$28,891	$640	$-	$-	$(17,260)	$1,857

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
• Net realized capital gains (losses)
• Other income

(c)
Transfers are comprised of gross transfers into Level 3 assets and liabilities of $10.4 billion and gross transfers out of Level 3 assets and liabilities of $6.1 billion. AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above exclude $94 million of net losses related to assets and liabilities transferred into Level 3 during the period, and include $229 million of net gains related to assets and liabilities transferred out of Level 3 during the period.

AIG 2009 Form 10-K            246

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2009 and 2008 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

    AIG's policy is to transfer assets and liabilities into Level 3 when a significant input cannot be corroborated with market observable data. This may include: circumstances in which market activity has dramatically decreased and transparency to underlying inputs cannot be observed, current prices are not available, and substantial price variances in quotations among market participants exist.

    In certain cases, the inputs used to measure the fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability.

    During the year ended December 31, 2009, AIG transferred into Level 3 approximately $9.6 billion of assets, consisting of certain ABS, CMBS and RMBS, as well as private placement corporate debt. A majority of the transfers into Level 3 related to investments in ABS, RMBS and CMBS and was due to a decrease in market transparency and downward credit migration in these securities. Transfers into Level 3 for private placement corporate debt are primarily the result of AIG over-riding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that AIG believes was not captured in the matrix.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the year ended December 31, 2009, AIG transferred approximately $5.8 billion of assets out of Level 3. These transfers out of Level 3 are primarily related to investments in certain ABS and RMBS and investments in private placement corporate debt. Transfers out of Level 3 for ABS and RMBS investments were primarily due to increased usage of pricing from valuation service providers that were reflective of market activity, where previously an internally adjusted price had been used. Transfers out of Level 3 for private placement corporate debt were primarily the result of AIG using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market.

    During the year ended December 31, 2009, AIG transferred into Level 3 approximately $816.4 million of liabilities, related to derivatives and certain notes payable. A majority of the transfers out of Level 3 liabilities, which totaled $316.0 million, were due to recognition of the cash flow variability on interest rate and cross currency swaps with securitization vehicles. Other transfers, both into and out of Level 3 liabilities, were due to movement in market variables.

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

247            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in certain entities carried at fair value using net asset value per share

The following table includes information related to AIG's investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring or non-recurring basis at December 31, 2009, AIG uses the net asset value per share as a practical expedient for fair value.

As of December 31, 2009 (in millions)	Investment Category Includes	Fair Value Using Net Asset Value		Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage.	$3,166		$1,553
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies.	543		103
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company.	427		48
Fund of funds	Funds that invest in other funds, which invest in various diversified strategies.	616		40
Distressed	Securities of companies or government entities that are already in default, under bankruptcy protection, or troubled.	238		91
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies.	223		117

Total private equity funds		5,213		1,952

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions, and other reorganizations.	1,373		-
Long-short	Securities the manager believes are undervalued, with corresponding short positions to hedge market risk.	825		-
Fund of funds	Funds that invest in other funds, which invest in various diversified strategies.	304		-
Relative value	Simultaneous long and short positions in closely related markets.	286		-
Distressed	Securities of companies or government entities that are already in default, under bankruptcy protection, or troubled.	272		-
Other	Non-U.S. companies, futures and commodities, and multi-strategy and industry-focused strategies.	394		-

Total hedge funds		3,454		-

Global real estate funds	U.S. and Non-U.S. commercial real estate.	929		64

Total		$9,596	*	$2,016

*
Includes investments of entities classified as held for sale of approximately $1.1 billion.

    Private equity fund investments included above are not redeemable during the lives of the funds, and have expected remaining lives that extend in some cases to 10 years. Twenty-five percent of the total above have expected remaining lives of less than three years, 29 percent between 3 and 7 years, and 46 percent between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended at the general manager's discretion, typically in one year increments.

    Hedge fund investments included above are redeemable monthly (16 percent), quarterly (42 percent), semi-annually (7 percent) and annually (35 percent), with redemption notices ranging from 1 day to 180 days. More than 90 percent require redemption notices of 90 days or less. Investments representing approximately 8 percent of

AIG 2009 Form 10-K            248

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the value of the hedge fund investments cannot be redeemed because the investments include restrictions that do not allow for redemptions within a pre-defined timeframe. These restrictions expire no later than December 31, 2011. Funds that equate to 50 percent of the total value of hedge funds hold at least one investment that the general manager deems to be illiquid. In order to treat investors fairly and to accommodate subsequent subscription and redemption requests, the general manager isolates these illiquid assets from the rest of the fund until the assets become liquid.

    Global real estate fund investments included above are not redeemable during the lives of the funds, and have expected remaining lives that extend in some cases to 10 years. Fourteen percent of these funds have expected remaining lives of less than three years, 47 percent between 3 and 7 years, and 39 percent between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended at the general manager's discretion, typically in one year increments.

Fair Value Measurements on a Non-Recurring Basis

    AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, life settlement contracts, flight equipment primarily under operating leases, collateral securing foreclosed loans and real estate and other fixed assets, goodwill, and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

  •
  Cost and Equity-Method Investments:  When AIG determines that the carrying value of these assets may not be recoverable, AIG records the assets at fair value with the loss recognized in earnings. In such cases, AIG measures the fair value of these assets using the techniques discussed in Valuation Methodologies, above, for Other invested assets.

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

249            AIG 2009 Form 10-K

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

  •
  Businesses Held for Sale:  When AIG determines that a business qualifies as held for sale and AIG's carrying amount is greater than the sale price less cost to sell, AIG records an impairment loss for the difference.

    See Notes 1(d), (e), (f), (h) and (s) herein for additional information about how AIG tests various asset classes for impairment.

The following table presents assets measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2009	2008

At December 31, 2009
Goodwill	$-	$-	$-	$-	$693	$4,085
Real estate owned	-	-	3,148	3,148	1,198	242
Finance receivables	-	-	694	694	94	43
Other investments	99	-	1,005	1,104	931	253
Aircraft	-	-	62	62	51	-
Other assets	-	85	227	312	358	76

Total	$99	$85	$5,136	$5,320	$3,325	$4,699

At December 31, 2008
Real estate owned	$-	$-	$1,379	$1,379
Finance receivables	-	-	960	960
Other investments	15	-	3,109	3,124
Other assets	-	29	213	242

Total	$15	$29	$5,661	$5,705

    During 2009, AIG recognized goodwill impairment charges of $693 million, including $609 million for the Institutional Asset Management business. These impairment charges related to a significant decline in certain consolidated warehoused investments as well as the consideration of recent transaction activity. AIG also recognized impairment charges related to certain investment real estate, proprietary real estate, private equity investments and other long-lived assets.

    Management continually assesses whether there are any indicators that suggest the carrying value of AIG's real estate investments may be impaired including, but not limited to declines in property operating performance, general

AIG 2009 Form 10-K            250

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market conditions, and changes to asset plan or strategy. Increases in capitalization rates, discount rates, and vacancies along with adverse changes in local market conditions in 2009 contributed to valuation declines and the real estate impairment charges.

    AIG recognized goodwill impairment charges of $4.1 billion in 2008, which were primarily related to General Insurance, Domestic Life Insurance and Retirement Services, Consumer Finance and the Capital Markets businesses. The remaining impairment charges related to certain investment real estate and other long-lived assets which were included in other income. The fair value disclosed in the table above is unadjusted for transaction costs. The amounts recorded on the Consolidated Balance Sheet are net of transaction costs.

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

The following table presents the gains or losses recorded during 2009 and 2008 related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Years Ended December 31,
(in millions)	2009	2008

Assets:
Mortgage and other loans receivable	$(6)	$(82)
Trading securities	4,272	(8,663)
Trading — Maiden Lane Interests	394	(1,116)
Securities purchased under agreements to resell	(8)	400
Other invested assets	(32)	(39)
Short-term investments	-	68
Other assets	-	1

Liabilities:
Policyholder contract deposits(a)	(1,013)	1,314
Securities sold under agreements to repurchase	(73)	(125)
Securities and spot commodities sold but not yet purchased	(148)	(176)
Trust deposits and deposits due to banks and other depositors	(3)	198
Debt	2,447	(4,041)
Other liabilities	(170)	1,210

Total gain (loss)(b)	$5,660	$(11,051)

a)
AIG elected to apply the fair value option to certain single premium variable life products in Japan and an investment-linked life insurance product sold principally in Asia, both classified within policyholder contract deposits in the Consolidated Balance Sheet. AIG elected the fair value option for these liabilities to more closely align its accounting with the economics of its transactions. For the investment-linked product sold principally in Asia, the election more effectively aligns changes in the fair value of assets with a commensurate change in the fair value of policyholders' liabilities. For the single premium life products in Japan, the fair value option election has allowed AIG to economically hedge the inherent market risks associated with this business in an efficient and effective manner through the use of derivative instruments. The hedging program, since being fully implemented in the third quarter of 2008, has resulted in an accounting presentation for this business that more closely reflects the underlying economics and the way the business is managed, while the change in the fair value of derivatives and underlying assets has largely offset the change in fair value of the policy liabilities. In the third quarter of 2009, AIG unwound certain of these hedges in conjunction with its restructuring and divestiture plans. A substantial portion of the inherent market risks associated with this business remains economically hedged as of December 31, 2009.

b)
Not included in the table above were gains of $7.2 billion and losses of $44.6 billion for the years ended December 31, 2009 and 2008, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected. Included in these amounts were unrealized market valuation gains of $1.4 billion and losses of $28.6 billion for the years ended December 31, 2009 and 2008, respectively, related to AIGFP's super senior credit default swap portfolio.

251            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the Consolidated Statement of Income (Loss) depending on the nature of the instrument and related market conventions. For AIGFP related activity, interest, dividend income, and interest expense are included in Other income. Otherwise, interest and dividend income are included in Net investment income in the Consolidated Statement of Income (Loss). See Note 1(a) herein for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    AIG recognized a loss of $2 million and a gain of $84 million in 2009 and 2008, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected:

	At December 31, 2009			At December 31, 2008
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$119	$253	$(134)	$131	$244	$(113)
Liabilities:
Long-term debt	$11,308	$10,111	$1,197	$21,285	$16,827	$4,458

    At December 31, 2009 and 2008, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

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

AIG 2009 Form 10-K            252

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  Policyholder contract deposits associated with investment-type contracts:  Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value were estimated for disclosure purposes using discounted cash flow calculations based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. Where no similar contracts 8 aÑe being offered, the discount rate is the appropriate tenor swap rates (if available) or current risk-free interest rates consistent with the currency in which the cash flows are denominated.

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

The following table presents the carrying value and estimated fair value of AIG's financial instruments:

	December 31, 2009		December 31, 2008
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities	$396,982	$396,982	$404,134	$404,134
Equity securities	17,840	17,840	15,482	15,482
Mortgage and other loans receivable	27,461	25,957	34,687	35,056
Finance receivables, net of allowance	20,327	18,974	30,949	28,731
Other invested assets*	43,737	42,474	56,042	57,755
Securities purchased under agreements to resell	2,154	2,154	3,960	3,960
Short-term investments	47,075	47,075	46,666	46,666
Cash	4,400	4,400	8,642	8,642
Unrealized gain on swaps, options and forward transactions	9,130	9,130	13,773	13,773
Liabilities:
Policyholder contract deposits associated with investment-type
contracts	168,846	175,612	179,478	176,783
Securities sold under agreements to repurchase	3,505	3,505	5,262	5,262
Securities and spot commodities sold but not yet purchased	1,030	1,030	2,693	2,693
Unrealized loss on swaps, options and forward transactions	5,403	5,403	6,238	6,238
Trust deposits and deposits due to banks and other depositors	1,385	1,385	4,498	4,469
Commercial paper and other short-term debt	-	-	613	613
Federal Reserve Bank of New York Commercial Paper Funding Facility	4,739	4,739	15,105	15,105
Federal Reserve Bank of New York credit facility	23,435	23,390	40,431	40,708
Other long-term debt	113,298	94,458	137,054	101,467
Securities lending payable	256	256	2,879	2,879

*
Excludes aircraft asset investments held by non-Financial Services subsidiaries.

253            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments

(a) Securities Available for Sale

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)		$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)		54,102	-
Non-U.S. governments	63,080	3,153	(649)		65,584	(1)
Corporate debt	185,188	10,826	(3,876	)(c)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)		28,324	(2,121)
CMBS	18,717	195	(5,623)		13,289	(739)
CDO/ABS	7,911	284	(1,304)		6,891	(63)

Total bonds available for sale(d)	364,491	17,786	(16,726)		365,551	(2,805)
Equity securities available for sale:
Common stocks	4,460	2,913	(75)		7,298	-
Preferred stocks	740	94	(20)		814	-
Mutual funds	1,264	182	(36)		1,410	-

Total equity securities available for sale	6,464	3,189	(131)		9,522	-

Total	$370,955	$20,975	$(16,857)		$375,073	$(2,805)

December 31, 2008
Bonds available for sale:
U.S. government and government sponsored entities	$4,433	$331	$(59)		$4,705
Obligations of states, municipalities and political subdivisions	62,718	1,150	(2,611)		61,257
Non-U.S. governments	62,176	6,560	(1,199)		67,537
Corporate debt	194,481	4,661	(13,523)	(c)	185,619
Mortgage-backed, asset-backed and collateralized:
RMBS	32,092	645	(2,985)		29,752
CMBS	14,205	126	(3,105)		11,226
CDO/ABS	6,741	233	(843)		6,131
AIGFP(b)	217	-	-		217

Total bonds available for sale(d)	377,063	13,706	(24,325)		366,444
Equity securities available for sale:
Common stocks	5,545	1,035	(512)		6,068
Preferred stocks	1,349	33	(138)		1,244
Mutual funds	1,487	78	(69)		1,496

Total equity securities available for sale	8,381	1,146	(719)		8,808

Total	$385,444	$14,852	$(25,044)		$375,252

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive loss, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
The amounts represent securities for which AIGFP has not elected the fair value option. At December 31, 2009, a total of $329 million in amortized cost and $375 million in fair value in securities for AIGFP were included in CDO/ABS. Historical amounts were not revised.

AIG 2009 Form 10-K            254

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)
Financial institutions represent approximately 43 percent and 57 percent of the total gross unrealized losses at December 31, 2009 and 2008, respectively.

(d)
At December 31, 2009 and 2008, bonds available for sale held by AIG that were below investment grade or not rated totaled $24.5 billion and $19.4 billion, respectively. At December 31, 2009 and 2008, fixed maturity securities reported on the Consolidated Balance Sheet include $188 million and $442 million, respectively, of short-term investments included in Securities lending invested collateral.

Unrealized losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$1,414	$35	$105	$14	$1,519	$49
Obligations of states, municipalities and political subdivisions	5,405	132	3,349	253	8,754	385
Non-U.S. governments	7,842	239	3,286	410	11,128	649
Corporate debt	24,696	1,386	22,139	2,490	46,835	3,876
RMBS	7,135	3,051	6,352	1,789	13,487	4,840
CMBS	5,013	3,927	4,528	1,696	9,541	5,623
CDO/ABS	2,809	1,119	1,693	185	4,502	1,304

Total bonds available for sale	54,314	9,889	41,452	6,837	95,766	16,726
Equity securities available for sale:
Common stocks	933	75	-	-	933	75
Preferred stocks	172	20	-	-	172	20
Mutual funds	333	36	-	-	333	36

Total equity securities available for sale	1,438	131	-	-	1,438	131

Total	$55,752	$10,020	$41,452	$6,837	$97,204	$16,857

December 31, 2008
Bonds available for sale:
U.S. government and government sponsored entities	$629	$35	$616	$24	$1,245	$59
Obligations of states, municipalities and political subdivisions	5,416	2,310	2,111	301	7,527	2,611
Non-U.S. governments	26,914	309	4,812	890	31,726	1,199
Corporate debt	79,942	7,979	29,570	5,544	109,512	13,523
RMBS	7,928	1,790	4,745	1,195	12,673	2,985
CMBS	3,947	1,362	3,537	1,743	7,484	3,105
CDO/ABS	3,389	546	927	297	4,316	843

Total bonds available for sale	128,165	14,331	46,318	9,994	174,483	24,325
Equity securities available for sale:
Common stocks	1,951	512	-	-	1,951	512
Preferred stocks	747	138	-	-	747	138
Mutual funds	332	69	-	-	332	69

Total equity securities available for sale	3,030	719	-	-	3,030	719

Total	$131,195	$15,050	$46,318	$9,994	$177,513	$25,044

255            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2009, AIG held 13,188 and 854 of individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 6,004 individual securities were in a continuous unrealized loss position for longer than twelve months.

    AIG did not recognize in earnings the unrealized losses on these fixed maturity securities at December 31, 2009, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
December 31, 2009 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$14,712	$14,962	$2,811	$2,726
Due after one year through five years	83,419	86,297	16,806	15,421
Due after five years through ten years	98,051	102,125	21,866	20,342
Due after ten years	109,508	113,663	31,717	29,752
Mortgage-backed, asset-backed and collateralized	58,801	48,504	39,292	27,525

Total	$364,491	$365,551	$112,492	$95,766

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(b) Net Investment Income

The following table presents the components of Net investment income:

Years Ended December 31, (in millions)	2009	2008	2007

Fixed maturities, including short-term investments	$18,793	$21,472	$21,496
Maiden Lane interests	394	(1,116)	-
Equity securities	397	408	440
Interest on mortgage and other loans	574	622	650
Partnerships	(35)	(2,152)	3,415
Mutual funds	440	(962)	521
Trading account gains (losses)	33	(725)	(150)
Real estate	1,229	1,226	1,126
Other investments	457	629	691

Total investment income before policyholder investment income and trading gains (losses)	22,282	19,402	28,189
Policyholder investment income and trading gains (losses)	3,950	(6,984)	2,903

Total investment income	26,232	12,418	31,092
Investment expenses	993	985	1,041

Net investment income	$25,239	$11,433	$30,051

AIG 2009 Form 10-K            256

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses) and the increase (decrease) in unrealized appreciation of AIG's available for sale investments:

Years Ended December 31, (in millions)	2009	2008	2007

Sales of fixed maturity securities	$956	$(5,159)	$(429)
Sales of equity securities	390	104	917
Sales of real estate and loans	(10)	238	172
Other-than-temporary impairments:
Total other-than-temporary impairments on available for sale securities	(7,008)	(48,146)	(3,692)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive income (loss)	242	-	-

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(6,766)	(48,146)	(3,692)
Other-than-temporary impairments on all other investments	(1,013)	(503)	(261)
Provision for loan losses	(708)	-	-
Foreign exchange transactions	(1,256)	3,166	(672)
Derivative instruments	1,749	(3,420)	16
Other	(196)	1,015	448

Total	$(6,854)	$(52,705)	$(3,501)

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$30,330	$(10,896)	$(5,097)
Equity securities	2,446	(4,231)	2,323
Other investments	(3,588)	316	(4,167)
Activity of businesses held for sale	751	845	(1,174)

Increase (decrease) in unrealized appreciation	$29,939	$(13,966)	$(8,115)

    Net unrealized gains (losses) included in the Consolidated Statement of Income from investment securities classified as trading securities in 2009, 2008 and 2007 were $5.8 billion, $(8.1) billion and $1.1 billion, respectively.

The following table presents the gross realized gains and gross realized losses from sales of AIG's available for sale securities:

	Years Ended December 31,
	2009		2008		2007
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$1,780	$824	$6,617	$11,776	$645	$1,074
Equity securities	609	219	1,199	1,095	1,116	199

Total	$2,389	$1,043	$7,816	$12,871	$1,761	$1,273

    For the year ended December 31, 2009, the aggregate fair value of available for sale securities sold was $9.5 billion, which resulted in a net realized capital loss of $1.0 billion. The average periods of time that securities sold at a loss during the year ended December 31, 2009 were trading continuously at a price below cost or amortized cost was approximately six months.

257            AIG 2009 Form 10-K

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

AIG 2009 Form 10-K            258

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Impairments

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG(a):

(in millions)

Nine Months Ended December 31, 2009
Balance, March 31, 2009	$-
Increases due to:
Credit losses remaining in accumulated deficit related to the adoption of new other-than-temporary impairment standard	7,182
Credit impairments on new securities subject to impairment losses	623
Additional credit impairments on previously impaired securities	1,593
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(1,223)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	(4)
Accretion on securities previously impaired due to credit(b)	(225)
Foreign exchange translation adjustments	54
Activity of discontinued operations	(19)
Impairments on securities reclassified to Assets of businesses held for sale	(176)
Other	(2)

Balance, December 31, 2009	$7,803

(a)
Includes structured, corporate, municipal and sovereign fixed maturity securities.

(b)
Represents accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities as well as the accretion due to the passage of time.

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

259            AIG 2009 Form 10-K

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

(d) Maiden Lane Investments

Maiden Lane II LLC

    On December 12, 2008, AIG, certain wholly owned U.S. life insurance company subsidiaries of AIG (the life insurance companies), and AIG Securities Lending Corp. (the AIG Agent), another AIG subsidiary, entered into an Asset Purchase Agreement (the Asset Purchase Agreement) with ML II, a Delaware limited liability company whose sole member is the FRBNY.

    Pursuant to the Asset Purchase Agreement, the life insurance companies sold to ML II all of their undivided interests in a pool of $39.3 billion face amount of residential mortgage-backed securities (the RMBS). In exchange for the RMBS, the life insurance companies received an initial purchase price of $19.8 billion plus the right to receive deferred contingent portions of the total purchase price of $1 billion plus a participation in the residual, each of which is subordinated to the repayment of the FRBNY loan to ML II.

AIG 2009 Form 10-K            260

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Pursuant to a credit agreement, the FRBNY, as senior lender, made a loan to ML II (the ML II Senior Loan) in the aggregate amount of $19.5 billion (such amount being the cash purchase price of the RMBS payable by ML II on the closing date after certain adjustments, including payments on RMBS for the period between the transaction settlement date of October 31, 2008 and the closing date of December 12, 2008). The ML II Senior Loan is secured by a first priority security interest in the RMBS and all property of ML II, bears interest at a rate per annum equal to one-month LIBOR plus 1.00 percent and has a stated six-year term, subject to extension by the FRBNY at its sole discretion. After the ML II Senior Loan has been repaid in full, to the extent there are sufficient net cash proceeds from the RMBS, the life insurance companies will be entitled to receive from ML II a portion of the deferred contingent purchase price in the amount of up to $1.0 billion plus interest that accrues from the closing date and is capitalized monthly at the rate of one-month LIBOR plus 3.0 percent. Upon payment in full of the ML II Senior Loan and the accrued distributions on AIG's fixed portion of the deferred contingent purchase price, all remaining amounts received by ML II will be paid five-sixths to the FRBNY as contingent interest and one-sixth to the life insurance companies as remaining deferred contingent purchase price. The FRBNY will have sole control over ML II and the sales of the RMBS by ML II so long as the FRBNY has any interest in the ML II Senior Loan.

    AIG does not have any control rights over ML II. AIG has determined that ML II is a variable interest entity (VIE) and AIG is not the primary beneficiary. The transfer of RMBS to ML II has been accounted for as a sale. AIG has elected to account for its $1 billion economic interest in ML II (including the rights to the deferred contingent purchase price) at fair value. This interest is reported in Bonds — trading securities, with changes in fair value reported as a component of Net investment income. See Note 5 herein for further discussion of AIG's fair value methodology.

    The life insurance companies applied the initial consideration from the RMBS sale, along with available cash and $5.1 billion provided by AIG in the form of capital contributions, to settle outstanding securities lending transactions under the U.S. Securities Lending Program, including those with the FRBNY, which totaled approximately $20.5 billion at December 12, 2008, and the U.S. Securities Lending Program and the Securities Lending Agreement with the FRBNY have been terminated.

Maiden Lane III LLC

    On November 25, 2008, AIG entered into a Master Investment and Credit Agreement (the ML III Agreement) with the FRBNY, ML III, and The Bank of New York Mellon, which established arrangements, through ML III, to fund the purchase of multi-sector collateralized debt obligations (multi-sector CDOs) underlying or related to certain credit default swaps and other similar derivative instruments (CDS) written by AIG Financial Products Corp. in connection with the termination of such CDS. Concurrently, AIG Financial Products Corp.'s counterparties to such CDS transactions agreed to terminate those CDS transactions relating to the multi-sector CDOs purchased from them.

    Pursuant to the ML III Agreement, the FRBNY, as senior lender, made available to ML III a term loan facility (the ML III Senior Loan) in an aggregate amount up to $30.0 billion. The ML III Senior Loan bears interest at one-month LIBOR plus 1.0 percent and has a six-year expected term, subject to extension by the FRBNY at its sole discretion.

    AIG contributed $5.0 billion for an equity interest in ML III. The equity interest will accrue distributions at a rate per annum equal to one-month LIBOR plus 3.0 percent. Accrued but unpaid distributions on the equity interest will be compounded monthly. AIG's rights to payment from ML III are fully subordinated and junior to all payments of principal and interest on the ML III Senior Loan. The creditors of ML III do not have recourse to AIG for ML III's obligations, although AIG is exposed to losses up to the full amount of AIG's equity interest in ML III.

    Upon payment in full of the ML III Senior Loan and the accrued distributions on AIG's equity interest in ML III, all remaining amounts received by ML III will be paid 67 percent to the FRBNY as contingent interest and 33 percent to AIG as contingent distributions on its equity interest.

261            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The FRBNY is the controlling party and managing member of ML III for so long as the FRBNY has any interest in the ML III Senior Loan. AIG does not have any control rights over ML III. AIG has determined that ML III is a VIE and AIG is not the primary beneficiary. AIG has elected to account for its $5 billion interest in ML III (including the rights to contingent distributions) at fair value. This interest is reported in Bonds — trading securities, at fair value, with changes in fair value reported as a component of Net investment income. See Note 5 herein for a further discussion of AIG's fair value methodology.

    Through December 31, 2008, AIG Financial Products Corp. terminated CDS transactions with its counterparties and concurrently, ML III purchased the underlying multi-sector CDOs, including $8.5 billion of multi-sector CDOs underlying 2a-7 Puts written by AIG Financial Products Corp. The FRBNY advanced an aggregate of $24.3 billion to ML III under the ML III Senior Loan, and ML III funded its purchase of the $62.1 billion of multi-sector CDOs with a net payment to AIG Financial Products Corp. counterparties of $26.8 billion. AIG Financial Products Corp.'s counterparties also retained $35.0 billion, of which $2.5 billion was returned under the shortfall agreement, in net collateral previously posted by AIG Financial Products Corp. in respect of the terminated multi-sector CDS. The $26.8 billion funded by ML III was based on the fair value of the underlying multi-sector CDOs at October 31, 2008, as mutually agreed between the FRBNY and AIG.

(e) Other Invested Assets

The following table summarizes Other invested assets:

At December 31, (in millions)	2009	2008

Category:
Alternative funds(a)	$19,273	$24,416
Mutual funds	9,623	8,585
Investment real estate(b)	7,262	8,879
Aircraft asset investments(c)	1,498	1,597
Life settlement contracts	3,399	2,581
Consolidated managed partnerships and funds	816	6,714
Direct private equity investments	443	649
All other investments	2,921	4,218

Other invested assets	$45,235	$57,639

(a)
Includes hedge funds, private equity funds and other investment partnerships.

(b)
Net of accumulated depreciation of $1.04 billion and $813 million in 2009 and 2008, respectively.

(c)
Consist primarily of Domestic Life Insurance & Retirement Services investments in aircraft equipment held in trusts.

Investments in Life Settlement Contracts

    AIG's life settlement contracts reported above are monitored for impairment on a contract-by-contract basis quarterly. During 2009, 2008 and 2007, income recognized on life settlement contracts was $106 million, $120 million and $41 million, respectively, and are included in Net investment income in the Consolidated Statement of Income. Impairment charges on life settlement contracts are included in net realized capital gains (losses).

AIG 2009 Form 10-K            262

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents further information regarding life settlement contracts:

	At December 31, 2009
(dollars in millions)	Number of Contracts	Carrying Value	Face Value (Death Benefits)

Remaining Life Expectancy of Insureds:
0 – 1 year	16	$17	$36
1 – 2 years	43	31	52
2 – 3 years	97	78	153
3 – 4 years	185	168	343
4 – 5 years	232	251	579
Thereafter	4,764	2,854	15,147

Total	5,337	$3,399	$16,310

    At December 31, 2009, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the ensuing twelve months ending December 31, 2010 and the four succeeding years ending December 31, 2014 are $411 million, $422 million, $432 million, $436 million and $430 million, respectively.

Other Invested Assets — Available for Sale Investments

    At December 31, 2009 and 2008, $6.1 billion and $6.8 billion of Other invested assets related to available for sale investments carried at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive income (loss), net of deferred taxes, with almost all of the remaining investments being accounted for on the equity method of accounting. All of the investments are subject to other-than-temporary impairment evaluation (see Note 1(d) herein). The gross unrealized loss on the investments accounted for as available for sale at December 31, 2009 was $229 million, the majority of which represents investments that have been in a continuous unrealized loss position for less than 12 months.

(f) Insurance — Statutory Deposits

    Total carrying values of cash and securities deposited by AIG's insurance subsidiaries under requirements of regulatory authorities were $14.6 billion and $15.2 billion at December 31, 2009 and 2008, respectively.

7. Lending Activities

The following table presents mortgages and other loans receivable:

Years Ended December 31, (in millions)	2009	2008

Mortgages – commercial	$16,005	$17,161
Mortgages – residential*	623	2,271
Life insurance policy loans	6,788	9,589
Collateral, guaranteed, and other commercial loans	4,883	5,874

Total mortgage and other loans receivable	28,299	34,895
Allowance for losses	(838)	(208)

Mortgage and other loans receivable, net	$27,461	$34,687

*
Primarily consists of foreign mortgage loans.

    Mortgage loans and other receivables held for sale were $62 million and $33 million at December 31, 2009 and 2008, respectively.

263            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes finance receivables, net of unearned finance charges:

Years Ended December 31, (in millions)	2009	2008

Real estate loans	$15,473	$20,650
Non-real estate loans	3,449	5,763
Retail sales finance	1,132	3,417
Credit card loans	14	1,422
Other loans	1,865	1,169

Total finance receivables	21,933	32,421
Allowance for losses	(1,606)	(1,472)

Finance receivables, net	$20,327	$30,949

    Finance receivables held for sale were $694 million and $960 million at December 31, 2009 and 2008, respectively.

The following table presents a rollforward of the changes in the allowance for Mortgage and other loans receivable and allowance for Finance receivables:

	Mortgage and Other Loans Receivable
Years Ended December 31, (in millions)				Finance Receivables
	2009	2008	2007	2009	2008	2007

Allowance, beginning of year	$208	$77	$64	$1,472	$878	$737
Loans charged off	(196)	-	(3)	(1,280)	(931)	(632)
Recoveries of loans previously charged off	-	30	-	106	129	106

Net charge-offs	(196)	30	(3)	(1,174)	(802)	(526)
Provision for loan losses	737	70	20	1,649	1,427	646
Other	123	34	2	(167)	(31)	21
Activity of discontinued operations	(4)	(3)	(6)	-	-	-
Reclassified to Assets of businesses held for sale	(30)	-	-	(174)	-	-

Allowance, end of year	$838	$208	$77	$1,606	$1,472	$878

8. Reinsurance

    In the ordinary course of business, AIG's General Insurance and life insurance companies place reinsurance with other insurance companies in order to provide greater diversification of AIG's business and limit the potential for losses arising from large risks. In addition, AIG's General Insurance subsidiaries assume reinsurance from other insurance companies.

The following table provides supplemental information for gross loss and benefit reserves net of ceded reinsurance:

	December 31, 2009		December 31, 2008
(in millions)	As Reported	Net of Reinsurance	As Reported	Net of Reinsurance

Liability for unpaid claims and claims adjustment expense	$(85,386)	$(67,899)	$(89,258)	$(72,455)
Future policy benefits for life and accident and health insurance contracts	(116,001)	(114,777)	(142,334)	(140,750)
Reserve for unearned premiums	(21,363)	(18,146)	(25,735)	(21,540)
Reinsurance assets*	21,928	-	22,582	-

*
Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.

AIG 2009 Form 10-K            264

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    American International Reinsurance Company Limited (AIRCO) acts primarily as an internal reinsurance company for AIG's General Insurance operations. This facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). It also allows AIG to pool its insurance risks and purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global life catastrophe risks.

The following table presents General Insurance premiums written and earned:

	General Insurance			Noncore Insurance*			Eliminations			Total
Years Ended December 31, (in millions)
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

Premiums written:
Direct	$38,550	$45,425	$48,030	$2,195	$3,997	$4,025	$-	$-	$-	$40,745	$49,422	$52,055
Assumed	2,011	2,863	2,502	2,628	6,301	6,657	(657)	(1,925)	(2,416)	3,982	7,239	6,743
Ceded	(9,897)	(12,655)	(13,425)	(631)	(697)	(722)	657	1,925	2,416	(9,871)	(11,427)	(11,731)

Total	$30,664	$35,633	$37,107	$4,192	$9,601	$9,960	$-	$-	$-	$34,856	$45,234	$47,067

Premiums earned:
Direct	$40,949	$46,015	$46,579	$2,288	$4,095	$3,824	$-	$-	$-	$43,237	$50,110	$50,403
Assumed	2,143	2,900	2,426	2,740	6,361	6,520	(657)	(1,925)	(2,416)	4,226	7,336	6,530
Ceded	(10,818)	(12,416)	(12,949)	(689)	(733)	(718)	657	1,925	2,416	(10,850)	(11,224)	(11,251)

Total	$32,274	$36,499	$36,056	$4,339	$9,723	$9,626	$-	$-	$-	$36,613	$46,222	$45,682

*
Includes Transatlantic which was deconsolidated during 2009; 21st Century and HSB which were sold during 2009.

    For the years ended December 31, 2009, 2008 and 2007, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $8.9 billion, $8.4 billion and $9.0 billion, respectively.

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

265            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents premiums for AIG's life insurance and retirement services operations:

	Domestic Life Insurance & Retirement Services			Foreign Life Insurance & Retirement Services
Years Ended December 31, (in millions)							Eliminations			Total
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

Gross premiums	$5,816	$7,951	$7,534	$23,381	$25,171	$22,171	$(4)	$-	$-	$29,193	$33,122	$29,705
Ceded premiums	(1,056)	(1,078)	(1,044)	(823)	(756)	(719)	4	-	-	(1,875)	(1,834)	(1,763)

Total	$4,760	$6,873	$6,490	$22,558	$24,415	$21,452	$-	$-	$-	$27,318	$31,288	$27,942

    Life Insurance recoveries, which reduced death and other benefits, approximated $843 million, $896 million and $1.1 billion, respectively, for the years ended December 31, 2009, 2008 and 2007.

The following table presents Life insurance in force ceded to other insurance companies:

At December 31, (in millions)	2009	2008	2007

Life insurance in force ceded	$339,183	$384,538	$402,654

    Life Insurance assumed represented less than 0.1 percent, 0.1 percent and 0.1 percent of gross Life insurance in force at December 31, 2009, 2008 and 2007, respectively, and combined domestic and foreign life insurance and retirement services premiums assumed represented 0.1 percent, 0.2 percent and 0.1 percent of gross premiums for the years ended December 31, 2009, 2008 and 2007, respectively.

    AIG's Domestic Life Insurance & Retirement Services operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits. AIG's Domestic Life Insurance companies also cede excess, non-economic reserves carried on a statutory-basis only on certain term and universal life insurance policies and certain fixed annuities to an offshore affiliate.

    AIG generally obtains letters of credit in order to obtain statutory recognition of its intercompany reinsurance transactions. For this purpose, AIG has a $2.5 billion syndicated letter of credit facility outstanding at December 31, 2009, all of which relates to life intercompany reinsurance transactions. AIG has also obtained approximately $2.3 billion of letters of credit on a bilateral basis all of which relates to life intercompany reinsurance transactions. All of these approximately $4.8 billion of letters of credit are due to mature on December 31, 2015.

Reinsurance Security

    AIG's third-party reinsurance arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a credit exposure exists with respect to both general and life reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. AIG has been largely successful in prior recovery efforts.

    AIG evaluates the financial condition of its reinsurers and establishes limits per reinsurer through AIG's Credit Risk Committee. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG's business substantially dependent upon any single reinsurer.

AIG 2009 Form 10-K            266

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs:

Years Ended December 31,
(in millions)	2009	2008	2007

General Insurance operations:
Balance, beginning of year	$5,114	$5,407	$4,977

Dispositions(a)	(418)	-	-
Acquisition costs deferred	6,522	7,370	8,661
Amortization expense	(6,741)	(7,428)	(8,235)
Increase (decrease) due to foreign exchange and other	398	(235)	4

Balance, end of year	$4,875	$5,114	$5,407

Domestic Life Insurance & Retirement Services operations:
Balance, beginning of year	$14,447	$12,270	$11,657

Dispositions(b)	(479)	-	-
Acquisition costs deferred	1,014	1,655	1,636
Amortization (charged) or credited to pre-tax income(c)	(1,553)	(522)	(1,488)
Change in unrealized gains (losses) on securities(d)	(960)	1,158	444
Increase (decrease) due to foreign exchange	(10)	(114)	85
Other(e)	(1,361)	-	(64)

Subtotal	$11,098	$14,447	$12,270
Consolidation and eliminations	49	55	62

Balance, end of year(f)	$11,147	$14,502	$12,332

Foreign Life Insurance & Retirement Services operations:
Balance, beginning of year	$26,166	$26,175	$21,153

Dispositions(b)	-	(16)	-
Acquisition costs deferred	4,713	5,212	5,146
Amortization (charged) or credited to pre-tax income(c)	(3,790)	(4,071)	(2,062)
Change in unrealized gains (losses) on securities(d)	(731)	252	285
Increase (decrease) due to foreign exchange	2,043	(234)	818
Other(e)	(248)	(1,075)	136
Activity of discontinued operations	(39)	(77)	699
Reclassified to Assets of businesses held for sale	(3,322)	-	-

Balance, end of year(f)	$24,792	$26,166	$26,175

Total deferred policy acquisition costs	$40,814	$45,782	$43,914

(a)
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009 and HSB was sold during the first quarter of 2009.

(b)
AIG Life Canada was sold in the second quarter of 2009 and Brazil operations were sold in the fourth quarter of 2008.

(c)
In 2007, amortization expense increased $101 million for Domestic Life Insurance & Retirement Services and decreased by $469 million for Foreign Life Insurance & Retirement Services related to changes in actuarial estimates, which was mostly offset in Policyholder benefits and claims incurred.

(d)
In 2009, includes increase of $1.3 billion and $187 million related to the cumulative effect of adopting a new other-than-temporary impairments accounting standard for Domestic Life Insurance & Retirement Services and Foreign Life Insurance & Retirement Services, respectively.

(e)
In 2009, includes decrease of $1.3 billion and $187 million related to the cumulative effect of adopting a new other-than-temporary impairments accounting standard for Domestic Life Insurance & Retirement Services and Foreign Life Insurance & Retirement Services, respectively. In 2008, primarily represents the cumulative effect of adopting a new accounting standard addressing the fair value option for financial assets and financial liabilities for Foreign Life Insurance & Retirement Services.

(f)
Includes $86 million, $1.0 billion, and $(112) million for Domestic Life Insurance & Retirement Services at December 31, 2009, 2008 and 2007, respectively, and $(352) million, $377 million, and $116 million for Foreign Domestic Life Insurance & Retirement Services at December 31, 2009, 2008 and 2007, respectively, related to the effect of net unrealized gains and losses on available for sale securities.

267            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AIG adopted a new other-than-temporary impairments accounting standard on April 1, 2009 resulting in a cumulative effect adjustment to the cost basis of affected securities and DAC and SIA charges related to other-than-temporary impairments previously taken. There was no material effect to DAC and SIA assets on the Consolidated Balance Sheet. However, because Net realized capital gains and losses are included in the estimated gross profits used to amortize DAC for investment-oriented products, DAC amortization is expected to be lower in future periods.

    Included in the above table is the VOBA, an intangible asset recorded during purchase accounting, which is amortized in a manner similar to DAC. Amortization of VOBA was $271 million, $111 million and $213 million in 2009, 2008 and 2007, respectively, while the unamortized balance was $1.63 billion, $2.05 billion and $1.86 billion at December 31, 2009, 2008 and 2007, respectively. The percentage of the unamortized balance of VOBA at 2009 expected to be amortized in 2010 through 2014 by year is: 12.5 percent, 10.3 percent, 9.0 percent, 7.6 percent and 6.5 percent, respectively, with 54.1 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality and morbidity assumptions. The DAC amortization charged to income includes the increase or decrease of amortization related to Net realized capital gains (losses), primarily in the Domestic Retirement Services business. In 2009, 2008 and 2007, the rate of amortization expense (increased) decreased by $(484) million, $2.2 billion and $291 million, respectively.

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

10. Variable Interest Entities

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

    AIG enters into various arrangements with VIEs in the normal course of business. AIG's insurance companies are involved with VIEs primarily as passive investors in debt securities (rated and unrated) and equity interests issued by VIEs. Through its Financial Services segment and asset management businesses, AIG has participated in arrangements with VIEs that includes designing and structuring entities, warehousing and managing the collateral of the entities, and entering into insurance, credit and derivative transactions with the entities. AIG has also established trusts for the sole purpose of issuing mandatorily redeemable preferred stock totaling $1.3 billion to investors. AIG has determined that the trusts are VIEs, but has not consolidated these VIEs because AIG is not the primary beneficiary and does not hold a variable interest in these VIEs.

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

AIG 2009 Form 10-K            268

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

qualitative standpoint if AIG was the primary beneficiary, AIG used a quantitative analysis to calculate the probability weighted expected losses and probability weighted expected residual returns by using cash flow modeling.

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds was $2.5 billion and $3.3 billion at December 31, 2009 and 2008, respectively.

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its significant variable interests in consolidated VIEs:

					Off-Balance Sheet Exposure
At December 31, (in billions)	VIE Assets*		VIE Liabilities
	2009	2008	2009	2008	2009	2008

Real estate and investment funds	$4.6	$5.6	$2.9	$3.1	$0.6	$0.9
Commercial paper conduit	3.6	6.2	3.0	8.0	-	-
CDOs	0.2	0.3	0.1	-	-	-
Affordable housing partnerships	2.5	2.7	-	-	-	-
Other	3.4	0.9	2.1	0.6	-	-

Total	$14.3	$15.7	$8.1	$11.7	$0.6	$0.9

*
Each of the VIE's assets can be used only to settle specific obligations of that VIE.

    AIG defines a variable interest as significant relative to the materiality of its interest in the VIE. AIG calculates its maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where AIG has also provided credit protection to the VIE with the VIE as the referenced obligation, and (iii) other commitments and guarantees to the VIE. Interest holders in VIEs sponsored by AIG generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except in limited circumstances when AIG has provided a guarantee to the VIE's interest holders.

The following table presents total assets of unconsolidated VIEs in which AIG holds a significant variable interest or is a sponsor that holds a variable interest in a VIE, and AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
		On-Balance Sheet		Off-Balance Sheet
(in billions)	Total VIE Assets	Purchased and Retained Interests	Other	Commitments and Guarantees	Derivatives	Total

December 31, 2009
Real estate and investment funds	$23.3	$3.2	$0.4	$1.6	$-	$5.2
CDOs	84.7	6.5	-	-	0.3	6.8
Affordable housing partnerships	1.3	-	1.3	-	-	1.3
Maiden Lane Interests	38.7	5.3	-	-	-	5.3
Other	7.6	0.9	0.5	-	-	1.4

Total	$155.6	$15.9	$2.2	$1.6	$0.3	$20.0

December 31, 2008
Real estate and investment funds	$23.5	$2.5	$0.5	$1.6	$-	$4.6
CDOs	95.9	6.4	-	-	0.5	6.9
Affordable housing partnerships	1.0	-	1.0	-	-	1.0
Maiden Lane Interests	46.4	4.9	-	-	-	4.9
Other	8.7	2.1	0.5	0.3	-	2.9

Total	$175.5	$15.9	$2.0	$1.9	$0.5	$20.3

269            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet Classification

AIG's interest in the assets and liabilities of consolidated and unconsolidated VIEs were classified on the Consolidated Balance Sheet as follows:

At December 31, (in billions)	Consolidated VIEs		Unconsolidated VIEs
	2009	2008	2009	2008

Assets:
Mortgage and other loans receivable	$-	$-	$0.5	$0.5
Available for sale securities(a)(b)	0.9	0.9	1.5	0.8
Trading securities(a)(b)	3.9	6.2	11.7	11.1
Other invested assets	3.6	4.3	3.6	3.5
Other asset accounts(b)	5.9	4.3	1.1	2.0

Total	$14.3	$15.7	$18.4	$17.9

Liabilities:
FRBNY commercial paper funding facility	$2.7	$6.8	$-	$-
Other long-term debt(b)	4.6	4.3	0.3	-
Other liability accounts(b)	0.8	0.6	-	-

Total	$8.1	$11.7	$0.3	$-

(a)
During 2009, AIGFP's interests in certain VIEs for which it has elected the fair value option, previously reported in the table above as Available for sale securities, were reclassified to Trading securities to conform with the Consolidated Balance Sheet presentation. Prior period amounts were reclassified to conform to the current period presentation.

(b)
In 2009, AIG made revisions to VIE assets and liabilities reported above to include valuation adjustments on certain AIGFP trading securities and long-term debt recorded on AIG's Consolidated Balance Sheet and to include certain VIEs not previously characterized as such. Prior period amounts were reclassified to conform to the current presentation.

Real Estate and Investment Funds

    AIG Investments, through AIG Global Real Estate, is an investor in various real estate investments, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIE's activities consist of the development or redevelopment of commercial and residential real estate. AIG's involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIE.

    In certain instances, AIG Investments acts as the investment manager of an investment fund, private equity fund or hedge fund and is responsible for carrying out the investment mandate of the VIE. AIG's insurance operations participate as passive investors in the equity issued primarily by third-party-managed hedge and private equity funds and some AIG Investments managed funds. AIG's insurance operations typically are not involved in the design or establishment of VIEs, nor do they actively participate in the management of VIEs.

Commercial Paper Conduit

    AIGFP is the primary beneficiary of Curzon Funding LLC, an asset-backed commercial paper conduit to third parties, the assets of which serve as collateral for the conduit's obligations. At December 31, 2009, the entity had $2.7 billion of commercial paper outstanding under the CPFF.

CDOs

    AIGFP has invested in CDOs, and similar structures, which can be cash-based or synthetic and are actively or passively managed. AIGFP's role is generally limited to that of an investor. It does not manage such structures.

AIG 2009 Form 10-K            270

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In certain instances, AIG Investments acts as the collateral manager of a CDO. In CDO transactions, AIG establishes a trust or other special purpose entity that purchases a portfolio of assets such as bank loans, corporate debt, or non-performing credits and issues trust certificates or debt securities that represent interests in the portfolio of assets. These transactions can be cash-based or synthetic and are actively or passively managed. The management fees that AIG Investments earns as collateral manager are not material to AIG's consolidated financial statements. Certain AIG insurance companies also invest in these CDOs. AIG combines variable interests (e.g., management, performance fees and debt or equity securities) held through its various operating subsidiaries in evaluating the need for consolidation. The CDOs in which AIG holds an ownership interest are further described in Note 6.

Affordable Housing Partnerships

    SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes and invests in limited partnerships that develop and operate affordable housing qualifying for federal tax credits, and a few market rate properties across the United States. The general partners in the operating partnerships are almost exclusively unaffiliated third-party developers. AIG does not consolidate an operating partnership if the general partner is an unaffiliated person. Through approximately 1,200 partnerships, SAAHP has invested in developments with approximately 150,000 apartment units nationwide, and has syndicated over $7 billion in partnership equity since 1991 to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. The pre-tax income of SAAHP is reported, along with other SunAmerica partnership income, as a component of AIG's Domestic Life Insurance and Retirement Services segment.

Maiden Lane Interests

ML II

    On December 12, 2008, certain AIG wholly owned life insurance companies sold all of their undivided interests in a pool of $39.3 billion face amount of RMBS to ML II, whose sole member is the FRBNY. AIG has a significant variable economic interest in ML II, which is a VIE. See Note 6 herein for further discussion.

ML III

    On November 25, 2008, AIG entered into the ML III Agreement with the FRBNY, ML III, and The Bank of New York Mellon, which established arrangements, through ML III, to fund the purchase of multi-sector CDOs underlying or related to CDS written by AIG Financial Products Corp. in connection with the termination of such CDS. Concurrently, AIG Financial Products Corp's counterparties to such CDS transactions agreed to terminate those CDS transactions relating to the multi-sector CDOs purchased from them. AIG has a significant variable interest in ML III, which is a VIE. See Note 6 herein for further discussion.

Other Asset Accounts

Qualifying Special Purpose Entities (QSPEs)

    AIG sponsors two QSPEs that issue securities backed by consumer loans collateralized by individual life insurance assets. As of December 31, 2009, AIG's maximum exposure, representing the carrying value of the consumer loans, was $492 million and the total VIE assets for these entities was $1.8 billion. AIG records the maximum exposure as finance receivables and does not consolidate the total VIE assets of these entities.

AGF Securitization Transactions

    AGF uses special purpose entities to issue asset-backed securities in securitization transactions to investors. The asset-backed securities are backed by the expected cash flows from securitized real estate loans. Other than servicing fees and prepayment penalties, payments from these real estate loans are not available to AGF until the repayment of the debt issued in connection with the securitization transactions. AGF recorded these transactions as "on-balance

271            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sheet" secured financings because the transfer of these real estate loans to the trusts did not qualify as sales. AGF evaluated the securitization trusts and determined that these entities are VIEs of which AGF is the primary beneficiary, and therefore consolidated such entities. AGF retains interests in its securitization transactions, including senior and subordinated securities issued by the VIEs, and residual interests. AGF retains credit risk in its securitizations because its retained interests include the most subordinated interest in the securitized assets, which are the first to absorb credit losses on the securitized assets. These retained interests are primarily comprised of $786 million, or 40 percent, of the assets transferred in connection with the on-balance sheet securitization completed on July 30, 2009. AGF expects that any credit losses in the pool of securitized assets would likely be limited to its retained interests. AGF generally has no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default. Finance receivables that collateralize the secured debt of the VIE are included on the balance sheet. These finance receivables totaled $2.2 billion and $371 million at December 31, 2009 and 2008, respectively.

RMBS, CMBS and Other ABS

    AIG is a passive investor in RMBS, CMBS and other ABS primarily issued by domestic entities that are typically structured as QSPEs. AIG does not sponsor or transfer assets to the entities and was not involved in the design of the entities; as such, AIG has not included these entities in the above table. As the non-sponsor and non-transferor, AIG does not have the information needed to conclusively verify that these entities are QSPEs. AIG's maximum exposure is limited to its investment in securities issued by these entities and AIG is not the primary beneficiary of the overall entity activities. The fair values of AIG's investments in RMBS, CMBS and CDO/ABS are reported in Note 6.

ECA Financing Vehicles

    ILFC has created wholly owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. The secured debt has been guaranteed by the European Export Credit Agencies. These entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes which serve as equity even though they are legally debt instruments. ILFC fully consolidates the entities, controls all the activities of the entities, and guarantees the activities of the entities. AIG has not included these entities in the above table as they are wholly owned and there are no other variable interests other than those of ILFC and the lenders. See Note 14 herein for further information.

Leasing Entities

    ILFC has created wholly owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes which serve as equity. ILFC fully consolidates the entities, controls all the activities of the entities, and fully guarantees the activities of the entities. AIG has not included these entities in the above table as they are wholly owned and there are no other variable interests in the entities other than those of ILFC.

Structured Investment Vehicle

    In 2007, AIGFP sponsored Nightingale Finance LLC, its only structured investment vehicle (SIV), that invests in variable rate, investment-grade debt securities, the majority of which are asset-backed securities. AIGFP has an obligation to support the SIV by purchasing commercial paper or providing repurchase financing to the extent that the SIV is unable to finance itself in the open market. The SIV meets the definition of a VIE because it does not have sufficient equity to operate without subordinated capital notes, which serve as equity even though they are legally debt instruments. The capital notes absorb losses prior to the senior debt. AIGFP did not own a material loss-absorbing variable interest in the SIV at December 31, 2009 and, therefore, is not the primary beneficiary.

    See Note 16 herein for discussion of the AIA and ALICO SPVs.

AIG 2009 Form 10-K            272

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Derivatives and Hedge Accounting

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

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	Derivative Assets		Derivative Liabilities
At December 31, 2009 (in millions)
	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$10,612	$2,129	$3,884	$375

Total derivatives designated as hedging instruments	10,612	2,129	3,884	375

Derivatives not designated as hedging instruments:
Interest rate contracts(c)	345,614	27,451	300,847	23,718
Foreign exchange contracts	16,662	720	9,719	939
Equity contracts	8,175	1,184	7,713	1,064
Commodity contracts	759	883	381	373
Credit contracts	3,706	1,210	190,275	5,815
Other contracts	34,605	928	23,310	1,101

Total derivatives not designated as hedging instruments	409,521	32,376	532,245	33,010

Total derivatives	$420,133	$34,505	$536,129	$33,385

(a)
Notional amount represents a standard of measurement of the volume of derivatives business of AIG. Notional amount is generally not a quantification of market risk or credit risk and is not recorded on the Consolidated Balance Sheet. Notional amounts generally represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps and certain credit contracts.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes cross currency swaps.

273            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of derivative assets and liabilities on the Consolidated Balance Sheet:

At December 31, 2009 (in millions)	Derivative Assets(a)	Derivative Liabilities(b)

AIGFP derivatives	$31,951	$30,930
Non-AIGFP derivatives	2,554	2,455

Total derivatives, gross	34,505	33,385

Counterparty netting(c)	(19,054)	(19,054)
Cash collateral(d)	(6,317)	(8,166)

Total derivatives, net	$9,134	$6,165

(a)
Included in non-AIGFP derivatives are $4 million of bifurcated embedded derivatives of which $3 million and $1 million, respectively, are recorded in Bonds available for sale, at fair value, and Policyholder contract deposits.

(b)
Included in non-AIGFP derivatives are $762 million of bifurcated embedded derivatives, of which $760 million and $2 million are recorded in Policyholder contract deposits and Common and preferred stock.

(c)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(d)
Represents cash collateral posted and received.

Hedge Accounting

    AIG designated certain derivatives entered into by AIGFP with third parties as either fair value or cash flow hedges of certain debt issued by AIG Parent (including the Matched Investment Program (MIP)), International Lease Finance Corporation (ILFC) and AGF. The fair value hedges included (i) interest rate swaps that were designated as hedges of the change in the fair value of fixed rate debt attributable to changes in the benchmark interest rate and (ii) foreign currency swaps designated as hedges of the change in fair value of foreign currency denominated debt attributable to changes in foreign exchange rates and in certain cases also the benchmark interest rate. With respect to the cash flow hedges, (i) interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate, and (ii) foreign currency swaps were designated as hedges of changes in cash flows on foreign currency denominated debt attributable to changes in the benchmark interest rate and foreign exchange rates.

    AIG assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Regression analysis is employed to assess the effectiveness of these hedges both on a prospective and retrospective basis. AIG does not utilize the shortcut method to assess hedge effectiveness. For net investment hedges, the matched terms method is utilized to assess hedge effectiveness.

    During the twelve months ended December 31, 2009 AIG de-designated certain derivatives to which it was applying hedge accounting and recorded a reduction of other revenue of approximately $10 million related to the amortization of the basis adjustment. There were no instances of the discontinuation of hedge accounting during 2008.

    Beginning in 2009, AIG began using debt instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments in the foreign currency translation adjustment within Accumulated other comprehensive loss. Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign currency translation adjustment and the ineffective portion, if any, is recorded in earnings. If (1) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (2) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. For the year ended December 31, 2009, AIG recognized losses of $81 million included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

AIG 2009 Form 10-K            274

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships on the Consolidated Statement of Income (Loss):

Year Ended December 31, (in millions)	2009

Interest rate contracts(a)(b)(c):
Gain (Loss) Recognized in Earnings on Derivative	$(240)
Gain (Loss) Recognized in Earnings on Hedged Item	343
Gain (Loss) Recognized in Earnings for Ineffective Portion and Amount Excluded from Effectiveness Testing	87

(a)
Gains and losses recognized in earnings on derivatives and hedged items are recorded in Interest expense. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital losses and Other income, respectively.

(b)
Includes $95 million for 2009 related to the ineffective portion and $(8) million for 2009 for amounts excluded from effectiveness testing.

(c)
During 2008, AIG recognized a loss related to the ineffective portion of these hedges of $61 million, and a gain of $17 million related to amount excluded from effectiveness testing.

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships on the Consolidated Statement of Income (Loss):

Year Ended December 31, (in millions)	2009

Interest rate contracts(a)(b):
Gain (Loss) Recognized in OCI on Derivatives and Hedge Items	$91
Gain (Loss) Reclassified from Accumulated OCI into Earnings(c)	(4)
Gain (Loss) Recognized in Earnings on Derivatives for Ineffective Portion	5

(a)
Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(b)
During 2008, AIG recognized a loss related to the ineffective portion these hedges of $13 million. In addition, all components of the derivative's gains and losses were included in the assessment of hedge effectiveness.

(c)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive loss until earnings are affected by the variability of cash flows in the hedged item. At December 31, 2009, $74 million of the deferred net loss in Accumulated other comprehensive loss is expected to be recognized in earnings during the next 12 months.

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments on the Consolidated Statement of Income (Loss):

Year Ended December 31, 2009 (in millions)	Gains (Losses) Recognized in Earnings(a)

Interest rate contracts(b)	$907
Foreign exchange contracts	(681)
Equity contracts	(863)
Commodity contracts	(703)
Credit contracts	2,093
Other contracts	1,727

Total	$2,480

(a)
Represents gains of $1.3 billion for 2009 recorded in Net realized capital gains, and gains of $1.2 billion for 2009, recorded in Other income.

(b)
Includes cross currency swaps.

275            AIG 2009 Form 10-K

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

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into internal offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $566 million of securities to economically hedge its credit risk.

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

AIG 2009 Form 10-K            276

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

risk senior to one or more risk layers rated AAA by the credit rating agencies, or if the transaction is not rated, structured to the equivalent thereto.

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

	Net Notional Amount December 31,		Fair Value of Derivative (Asset) Liability at December 31,		Unrealized Market Valuation Gain (Loss) Year Ended December 31,
(in millions)	2009(a)(b)	2008(a)	2009(b)(c)(d)	2008(c)(d)	2009(d)	2008(d)

Regulatory Capital:
Corporate loans(e)(f)	$55,010	$125,628	$-	$-	$-	$-
Prime residential mortgages(g)	93,276	107,246	(137)	-	137	-
Other(e)(f)	1,760	1,575	21	379	35	(379)

Total	150,046	234,449	(116)	379	172	(379)

Arbitrage:
Multi-sector CDOs(h)(i)	7,926	12,556	4,418	5,906	(669)	(25,700)
Corporate debt/CLOs(j)	22,076	50,495	309	2,554	1,863	(2,328)

Total	30,002	63,051	4,727	8,460	1,194	(28,028)

Mezzanine tranches(f)(k)	3,478	4,701	143	195	52	(195)

Total	$183,526	$302,201	$4,754	$9,034	$1,418	$(28,602)

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
During 2009, AIGFP terminated certain super senior CDS transactions with its counterparties with a net notional amount of $14.0 billion, comprised of $1.5 billion in Regulatory Capital — Other, $3.0 billion in Multi-sector CDO and $9.5 billion in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, a $2.7 billion loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During 2009, AIGFP also extinguished its obligation with respect to a Multi-sector CDO by purchasing the protected CDO security for $496 million, its principal amount outstanding related to this obligation. Upon purchase, the CDO security was included in the available for sale portfolio at fair value.

(c)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(d)
Includes credit valuation adjustment gains of $52 million and $185 million in 2009 and 2008, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(e)
During 2009, AIGFP reclassified one regulatory capital CDS transaction from Regulatory Capital — Corporate loans to Regulatory Capital — Other, given the understanding that the counterparty no longer receives regulatory capital benefits.

(f)
During 2009, AIGFP reclassified two mezzanine trades having net notional amounts of $462 million and $240 million, respectively, into Regulatory Capital — Corporate loans and Regulatory Capital — Other, respectively, after determining that the trades were not stand-alone but rather part of the related regulatory capital trades. The effect on unrealized market valuation gain (loss) was not significant.

(g)
During the fourth quarter of 2009, one counterparty notified AIG that it would not terminate early two of its prime residential mortgage transactions with a combined net notional amount of $32.8 billion that were expected to be terminated in the first quarter of 2010. With respect to these transactions, the counterparty no longer has any rights to terminate the transactions prior to maturity and is required to pay AIG fees on the original notional amounts reduced only by realized losses through the final contractual maturity. Since the two transactions have weighted average lives that are considerably less than their final contractual maturities, there is a value to AIGFP representing counterparty contractual fees to be received beyond the date at which the net notional amounts have fully amortized through the final contractual maturity date. As a result, the fair value of these two transactions as of December 31, 2009 is a derivative asset of $137 million.

(h)
Includes $6.3 billion and $9.7 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2009 and 2008, respectively.

(i)
During the fourth quarter of 2008, AIGFP terminated the majority of the CDS transactions written on multi-sector CDOs in connection with the ML III transaction.

277            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(j)
Includes $1.4 billion and $1.5 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs as of December 31, 2009 and 2008, respectively.

(k)
Net of offsetting purchased CDS of $1.5 billion and $2.0 billion in net notional amount at December 31, 2009 and 2008, respectively.

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

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of December 31, 2009 was 0.6 years for the regulatory capital corporate loan portfolio, 1.8 years for the regulatory capital prime residential mortgage portfolio, 5.8 years for the regulatory capital other portfolio, 5.5 years for the multi-sector CDO arbitrage portfolio and 4.2 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

    A total of $150.0 billion in net notional amount of AIGFP's super senior credit default swap portfolio as of December 31, 2009 represented derivatives written for financial institutions in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as the implementation of Basel II. During 2009, $62.9 billion in net notional amount was terminated or matured at no cost to AIGFP. Through February 17, 2010, AIGFP had also received a formal termination notice for an additional $25.6 billion in net notional amount with an effective termination date in 2010.

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

    The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the prime residential mortgage and corporate loan referenced portfolios at December 31, 2009 was 13.23 percent and 22.76 percent, respectively. The highest level of realized losses to date in any single residential mortgage and corporate loan pool was 2.40 percent and 0.52 percent, respectively. The corporate loan transactions are each comprised of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally mature within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP's super senior CDS exposure.

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction

AIG 2009 Form 10-K            278

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2009, AIGFP estimated that the weighted average expected maturity of the portfolio was 1.35 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, the Basel Committee recently announced that it has agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

Arbitrage Portfolio

    A total of $30.0 billion and $63.1 billion in net notional amount of AIGFP's super senior credit default swaps as of December 31, 2009 and 2008, respectively, are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

    The outstanding multi-sector CDO CDS portfolio at December 31, 2009 was written on CDO transactions that generally held a concentration of RMBS, CMBS and inner CDO securities. At December 31, 2009, approximately $3.8 billion net notional amount (fair value liability of $2.4 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP's portfolio also included both high grade and mezzanine CDOs.

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

    At January 1, 2008, 2a-7 Puts with a net notional amount of $6.5 billion were outstanding and included as part of the multi-sector CDO portfolio. During 2008, AIGFP issued new 2a-7 Puts with a net notional amount of $5.4 billion on the super senior security issued by a CDO of AAA-rated CMBS pursuant to a facility that was entered into in 2005. At December 31, 2009 and December 31, 2008, there were $1.6 billion and $1.7 billion net notional amount of 2a-7 Puts issued by AIGFP outstanding. AIGFP is not a party to any commitments to issue any additional 2a-7 Puts.

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

    Among the multi-sector CDOs purchased by ML III are certain CDO securities with a net notional amount of $1.7 billion for which the related 2a-7 Puts to AIGFP remained outstanding as of December 31, 2008, of which

279            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1.6 billion remained outstanding as of December 31, 2009. In December 2008, ML III and AIGFP entered into an agreement with respect to the $252 million net notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised in 2009. Under that agreement, ML III agreed not to sell the multi-sector CDOs in 2009 and either not to exercise its put option on such multi-sector CDOs or simultaneously to exercise its put option with a par purchase of the multi-sector CDO securities. In exchange, AIGFP agreed to pay to ML III the consideration that it received for providing the put protection.

    In January 2010, AIGFP and ML III amended and restated such agreement in respect of the outstanding 2a-7 Puts as of the date of the agreement. Pursuant to this agreement, ML III has agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs with respect to the $867 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to December 31, 2010 and $543 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to April 30, 2011. In addition, there are $186 million notional amount of multi-sector CDOs held by MLIII with 2a-7 Puts that may not be exercised on or prior to December 31, 2010, for which MLIII has only agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs through December 31, 2010. In exchange, AIGFP has agreed to pay to ML III the consideration that it receives for providing the put protection. Additionally, ML III has agreed that if it sells any such multi-sector CDO with a 2a-7 Put to a third-party purchaser , that such sale will be conditioned upon, among other things, such third-party purchaser agreeing that until the legal final maturity date of such multi-sector CDO it will not exercise its put option on such multi-sector CDO or it will make a corresponding par purchase of such multi-sector CDO simultaneously with the exercise of its put option. In exchange for such commitment from the third-party purchaser, AIGFP will agree to pay to such third-party purchaser the consideration that it receives for providing the put protection.

    ML III has agreed to assist AIGFP in efforts to mitigate or eliminate AIGFP's obligations under such 2a-7 Puts relating to multi-sector CDOs held by ML III prior to the expiration of ML III's obligations with respect to such multi-sector CDOs. There can be no assurances that such efforts will be successful. To the extent that such efforts are not successful with respect to a multi-sector CDO held by ML III with a 2a-7 Put and ML III has not sold such multi-sector CDO to a third-party who has committed not to exercise its put option on such multi-sector CDO or to make a corresponding par purchase of such multi-sector CDO simultaneously with the exercise of its put option then, upon the expiration of ML III's aforementioned obligations with respect to such multi-sector CDO, AIGFP will be obligated under the related 2a-7 Put to purchase such multi-sector CDO at par in the circumstances and subject to the limited conditions contained in the applicable agreements.

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

    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $10.4 billion at December 31, 2009 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

    Due to long-term maturities of the CDS in the arbitrage portfolio, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

AIG 2009 Form 10-K            280

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    The amount of future collateral posting requirements is a function of AIG's credit ratings, the rating of the reference obligations and the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the severe market disruption, lack of observable data and the uncertainty of future market price movements, AIGFP is unable to reasonably estimate the amounts of collateral that it may be required to post in the future.

    At December 31, 2009 and December 31, 2008, the amount of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) was $4.6 billion and $8.8 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index, and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long short strategy allowing AIGFP to earn the net spread between CDS they wrote and ones they purchased. At December 31, 2009, the net notional amount of these written CDS contracts was $2.1 billion. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $526 million in net notional amount. The net unhedged position of approximately $1.6 billion represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 6.5 years. At December 31, 2009, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $291 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settle) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settle).

    AIGFP wrote these written CDS contracts under Master Agreements. The majority of these Master Agreements include CSA, which provide for collateral postings at various ratings and threshold levels. At December 31, 2009, AIGFP had posted $354 million of collateral under these contracts.

Non-AIGFP Derivatives

    AIG and its subsidiaries (other than AIGFP) also use derivatives and other instruments as part of their financial risk management programs. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with investments in fixed income securities, outstanding medium- and long-term notes, and other interest rate sensitive assets and liabilities. In addition, foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. The derivatives are effective economic hedges of the exposures they are meant to offset.

    In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, credit default swaps, and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds.

281            AIG 2009 Form 10-K

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

    The MIP invested in written CDS contracts through an affiliate which then transacts directly with unaffiliated third parties under ISDA agreements. As of December 31, 2009, the notional amount of written CDS contracts was $3.97 billion with an average credit rating of BBB+. The average maturity of the written CDS contracts is 2.4 years as of December 31, 2009. As of December 31, 2009, the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS was $71.5 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At December 31, 2009, $26.1 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, due to the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, the MIP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit (physical settlement).

Credit Risk-Related Contingent Features

    AIG transacts in derivative transactions directly with unaffiliated third parties under ISDA agreements. Many of the ISDA agreements also include CSA provisions, which provide for collateral postings at various ratings and threshold levels. These provisions are predominantly limited to additional collateral posting requirements contingent upon downgrade of AIG's credit rating. In addition, AIG attempts to reduce credit risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis.

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that are in a net liability position at December 31, 2009 was approximately $9.8 billion. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2009, was $9.9 billion. See Note 5 herein.

    It is estimated that as of the close of business on December 31, 2009, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to Baa1 by Moody's Investors Service (Moody's) and BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $1.8 billion of corresponding collateral postings and termination payments; a two-notch downgrade to Baa2 by Moody's and BBB by S&P would result in approximately $1.2 billion in additional collateral postings and termination payments above the one-notch downgrade amount; and a three-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $0.6 billion in additional collateral postings and termination payments above the two-notch downgrade amount. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of December 31, 2009. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

AIG 2009 Form 10-K            282

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Liability for Unpaid Claims and Claims Adjustment Expense and Future Policy Benefits for Life and Accident and Health Insurance Contracts and Policyholder Contract Deposits

The following table presents the reconciliation of activity in the Liability for unpaid claims and claims adjustment expense:

Years Ended December 31, (in millions)	2009	2008	2007

Balance, beginning of year:
Liability for unpaid claims and claims adjustment expense	$89,258	$85,500	$79,999
Reinsurance recoverable	(16,803)	(16,212)	(17,369)

Total	72,455	69,288	62,630

Foreign exchange effect	1,416	(2,113)	955
Acquisitions(a)	-	-	317
Dispositions(b)	(9,657)	(269)	-

Losses and loss expenses incurred(c):
Current year	27,359	35,085	30,261
Prior years, other than accretion of discount(d)	2,771	118	(656)
Prior years, accretion of discount	313	317	327

Total	30,443	35,520	29,932

Losses and loss expenses paid(c):
Current year	11,082	13,440	9,684
Prior years	15,676	16,531	14,862

Total	26,758	29,971	24,546

Balance, end of year:
Net liability for unpaid claims and claims adjustment expense	67,899	72,455	69,288
Reinsurance recoverable	17,487	16,803	16,212

Total	$85,386	$89,258	$85,500

(a)
Represents the opening balance with respect to the acquisition of WüBa in 2007.

(b)
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009; HSB was sold during the first quarter of 2009, and Unibanco was sold in the fourth quarter of 2008.

(c)
Includes amounts related to dispositions through the date of disposition.

(d)
In 2009, includes $1.51 billion, $956 million and $151 million related to excess casualty, excess workers' compensation and asbestos, respectively.

Discounting of Reserves

    At December 31, 2009, net loss reserves reflect a loss reserve discount of $2.66 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain other liability occurrence and products liability occurrence business in AIRCO that was written by Commercial Insurance is discounted based on the yield of Department of the Treasury securities ranging from one to twenty years and the Commercial Insurance payout pattern for this business. The discount is comprised of the following: $669 million — tabular discount for workers' compensation in Commercial Insurance; $1.9 billion — non-tabular discount for workers' compensation in

283            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Insurance; $130 million — non-tabular discount for other liability occurrence and products liability occurrence in AIRCO for Commercial Insurance business.

Future policy benefits and policyholder contract deposits

The following table presents the analysis of the future policy benefits and policyholder contract deposits liabilities:

At December 31, (in millions)	2009	2008

Future policy benefits:
Long duration and structured settlement contracts	$115,638	$141,623
Short duration contracts	363	711

Total	$116,001	$142,334

Policyholder contract deposits:
Annuities	$138,844	$139,126
Guaranteed investment contracts	8,747	14,821
Universal life products	31,030	29,277
Variable products	24,196	24,965
Corporate life products	2,247	2,259
Other investment contracts	15,064	16,252

Total	$220,128	$226,700

    Long duration contract liabilities included in future policy benefits, as presented in the preceding table, result primarily from life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established based upon the following assumptions:

  •
  Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1.0 percent to 12.9 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 11.5 percent and grade to not greater than 3.5 percent.

  •
  Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life approximated 6.7 percent.

  •
  The portions of current and prior Net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

  •
  Participating life business represented approximately 12 percent of the gross insurance in force at December 31, 2009 and 18 percent of gross Premiums and other considerations in 2009. The amount of annual dividends to be paid is determined locally by the boards of directors. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.

    The liability for policyholder contract deposits has been established based on the following assumptions:

  •
  Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1.5 percent to, including bonuses, 13.0 percent. Less than 1.0 percent of the liabilities are credited at a rate greater than 9.0 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 12.0 percent grading to zero over a period of zero to 15 years.

AIG 2009 Form 10-K            284

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  Domestically, guaranteed investment contracts (GICs) have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 0.3 percent to 9.0 percent. The vast majority of these GICs mature within four years.

  •
  Interest rates on corporate life insurance products are guaranteed at 4.0 percent and the weighted average rate credited in 2009 was 4.8 percent.

  •
  The universal life funds have credited interest rates of 0.8 percent to 8.0 percent and guarantees ranging from 1.0 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 12.0 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

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

13. Variable Life and Annuity Contracts

    AIG reports variable contracts through separate accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities), and the separate account qualifies for separate account treatment. In some foreign jurisdictions, separate accounts are not legally insulated from general account creditors and therefore do not qualify for separate account treatment. In such cases, the variable contracts are reported as general account contracts even though the policyholder bears the risks associated with the performance of the assets. AIG also reports variable annuity and life contracts through separate accounts, or general accounts when not qualified for separate account reporting, when AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns) (Net Deposits Plus a Minimum Return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary (Highest Contract Value Attained). These guarantees include benefits that are payable in the event of death, annuitization, or, in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). For AIG, GMDB is by far the most widely offered benefit.

    The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as Separate account assets with an equivalent summary total reported as Separate account liabilities when the separate account qualifies for separate account treatment. Assets for separate accounts that do not qualify for separate account treatment are reported as trading account assets, and liabilities are included in the respective policyholder liability account of the general account. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in Policyholder benefits and claims incurred in the Consolidated Statement of Income. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Consolidated Statement of Income for those accounts that qualify for separate account treatment. Net investment income and gains and losses on trading accounts for contracts

285            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that do not qualify for separate account treatment are reported in Net investment income and are principally offset by amounts reported in Policyholder benefits and claims incurred.

The vast majority of AIG's exposure on guarantees made to variable contract holders arises from GMDB. The following table presents details concerning AIG's GMDB exposures:

	2009		2008
At December 31, (dollars in billions)	Net Deposits Plus a Minimum Return	Highest Contract Value Attained	Net Deposits Plus a Minimum Return	Highest Contract Value Attained

Account value(a)	$57	$12	$50	$11
Amount at risk(b)	8	2	13	5
Average attained age of contract holders by product	40-71 years	55-71 years	38-69 years	55-71 years

Range of guaranteed minimum return rates	3-10%		3-10%

(a)
Included in Policyholder contract deposits in the Consolidated Balance Sheet.

(b)
Represents the amount of death benefit currently in excess of Account value.

The following summarizes GMDB liabilities for guarantees on variable contracts reflected in the general account.

Years Ended December 31, (in millions)	2009	2008

Balance, beginning of year	$717	$463
Reserve increase	290	351
Benefits paid	(190)	(97)

Balance, end of year	$817	$717

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

    The following assumptions and methodology were used to determine the GMDB liability at December 31, 2009:

  •
  Data used was up to 1,000 stochastically generated investment performance scenarios.

  •
  Mean investment performance assumptions ranged from three percent to approximately ten percent depending on the block of business.

  •
  Volatility assumptions ranged from six percent to 23 percent depending on the block of business.

  •
  Mortality was assumed at between 50 percent and 103 percent of various life and annuity mortality tables.

  •
  For domestic contracts, lapse rates vary by contract type and duration and ranged from zero percent to 40 percent. For foreign contracts, lapse rates ranged from zero percent to 35 percent depending on the type of contract.

  •
  For domestic contracts, the discount rate ranged from 3.25 percent to 11 percent. For foreign contracts, the discount rate ranged from 1.5 percent to 8.5 percent.

    In addition to GMDB, AIG's contracts currently include to a lesser extent GMIB. The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total

AIG 2009 Form 10-K            286

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14. Debt Outstanding

The following table summarizes AIG's total debt outstanding:

At December 31, (in millions)	2009	2008

FRBNY Credit Facility (secured)	$23,435	$40,431
Other long-term debt	113,298	137,054
Commercial paper and other short-term debt	-	613
Federal Reserve Bank of New York commercial paper funding facility	4,739	15,105

Total debt	$141,472	$193,203

    Historically, AIG has issued long-term debt denominated in various currencies, although predominantly U.S. dollars, with both fixed and variable interest rates. The following table is a summary of long-term debt carrying values (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, where applicable) by contractual maturity as of December 31, 2009.

287            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents maturities of long-term debt, excluding borrowings of consolidated investments:

At December 31, 2009 (in millions)		Year Ending
	Total	2010	2011	2012	2013	2014	Thereafter

AIG:
FRBNY Credit Facility	$23,435	$-	$-	$-	$23,435	$-	$-
Notes and bonds payable	10,419	1,350	547	27	998	-	7,497
Junior subordinated debt	12,001	-	-	-	-	-	12,001
Junior subordinated debt attributable to equity units	5,880	-	-	-	-	-	5,880
Loans and mortgages payable	438	-	-	368	-	-	70
MIP matched notes and bonds payable	13,371	2,231	3,194	2,151	901	417	4,477
Series AIGFP matched notes and bonds payable	3,913	39	27	56	3	-	3,788

Total AIG	69,457	3,620	3,768	2,602	25,337	417	33,713

AIGFP, at fair value:
GIAs	8,257	842	268	262	297	664	5,924
Notes and bonds payable	2,029	493	160	670	4	58	644
Loans and mortgages payable	1,022	295	228	203	77	150	69
Hybrid financial instrument liabilities	1,887	273	351	97	276	136	754

Total AIGFP	13,195	1,903	1,007	1,232	654	1,008	7,391

AIGLH notes and bonds payable	798	500	-	-	-	-	298

Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	1,339

ILFC(a):
Notes and bonds payable	16,929	4,129	4,643	3,572	3,542	1,043	-
Junior subordinated debt	999	-	-	-	-	-	999
ECA Facilities(b)	3,004	513	425	396	396	391	883
Bank financings and other secured financings(c)	5,241	2,116	2,849	165	16	37	58

Total ILFC	26,173	6,758	7,917	4,133	3,954	1,471	1,940

AGF(a):
Notes and bonds payable(d)	19,770	6,550	3,581	2,277	2,320	459	4,583
Junior subordinated debt	349	-	-	-	-	-	349

Total AGF	20,119	6,550	3,581	2,277	2,320	459	4,932

AIGCFG Loans and mortgages payable(a)	216	98	32	37	37	9	3
Other subsidiaries(a)	295	3	5	8	3	6	270

Total	$131,592	$19,432	$16,310	$10,289	$32,305	$3,370	$49,886

(a)
AIG does not guarantee these borrowings.

(b)
Reflects future minimum payment for ILFC's borrowings under the 1999 and 2004 ECA Facilities

(c)
Includes $130 million of secured financings that are non-recourse to ILFC.

(d)
On July 9, 2009, AGF converted the $2.45 billion of loans that AGF had previously drawn on its 364-Day Syndicated Facility into one-year term loans. AIG has provided a capital support agreement for the benefit of the lenders of these termed-out loans, which must be repaid by July 9, 2010.

AIG (Parent Company)

    (i) FRBNY Credit Facility: On September 22, 2008, AIG entered into the $85 billion FRBNY Credit Agreement and a Guarantee and Pledge Agreement (the Pledge Agreement) with the FRBNY.

AIG 2009 Form 10-K            288

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Pursuant to the FRBNY Credit Agreement, in consideration for the FRBNY's extension of credit under the FRBNY Credit Facility and the payment of $500,000, AIG agreed to issue 100,000 shares of AIG Series C Preferred Stock.

    On November 9, 2008, AIG and the FRBNY amended the FRBNY Credit Agreement with effect from November 25, 2008. The amended FRBNY Credit Agreement provides, among other things, that (i) the total commitment under the FRBNY Credit Facility following the issuance of the AIG Series D Preferred Stock is $60 billion; (ii) the interest rate payable on outstanding borrowings is three-month LIBOR (not less than 3.5 percent) plus 3.0 percent per annum; (iii) the fee payable on undrawn amounts is 0.75 percent per annum; and (iv) the term of the FRBNY Credit Facility is five years.

    On April 17, 2009, AIG and the Board of Governors of the Federal Reserve System entered into an Amendment No. 3 to the FRBNY Credit Agreement. The FRBNY Credit Agreement was amended, among other things, to remove the minimum 3.5 percent LIBOR borrowing rate floor, and permit the issuance by AIG of the AIG Series E Preferred Stock, the AIG Series F Preferred Stock and the AIG Series F Warrant to the Department of the Treasury.

    On December 1, 2009, AIG and the FRBNY entered into Amendment No. 4 to the FRBNY Credit Agreement. The FRBNY Credit Agreement was amended, among other things, to permit the consummation of the transactions contemplated by the AIA Purchase Agreement and the ALICO Purchase Agreement and reduce the outstanding principal of the FRBNY Credit Facility and the maximum amount available to be borrowed thereunder by $25 billion in exchange for the Preferred Interests in the AIA and ALICO SPVs. The difference in the amount of the FRBNY Credit Facility extinguished and the $24.4 billion of the Preferred Interest fair value is being recognized over the remaining term of the FRBNY Credit Facility as a reduction to interest expense.

    The FRBNY Credit Facility is secured by pledges of the capital stock and assets of certain of AIG's subsidiaries, subject to exclusions of certain property not permitted to be pledged under the debt agreements of AIG and certain of its subsidiaries, as well as exclusions of assets of regulated subsidiaries, assets of foreign subsidiaries and assets of SPVs.

    See Note 16 herein for further discussion on these transactions.

    Since the fourth quarter of 2008, AIG has not had access to its traditional sources of long-term or short-term financing through the public debt markets.

    (ii) Notes and bonds payable: On August 18, 2008, AIG sold $3.25 billion principal amount of senior unsecured notes in a Rule 144A/Regulation S offering which bear interest at a per annum rate of 8.25 percent and mature in 2018. The proceeds from the sale of these notes were used by AIGFP for its general corporate purposes, and the notes are included within "Series AIGFP matched notes and bonds payable" in the preceding tables.

    As of December 31, 2009, approximately $7.0 billion principal amount of senior notes were outstanding under AIG's medium-term note program, of which $3.2 billion was used for AIG's general corporate purposes, $508 million was used by AIGFP (included within "AIGFP matched notes bonds and payable" in the preceding tables) and $3.3 billion was used to fund the MIP. The maturity dates of these notes range from 2010 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

    As of December 31, 2009, the equivalent of $11.6 billion of notes were outstanding under AIG's Euro medium-term note program, of which $9.6 billion were used to fund the MIP and the remainder was used for AIG's general corporate purposes. The aggregate amount outstanding includes a $815 million loss resulting from foreign exchange translation into U.S. dollars related to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

    AIG maintains a shelf registration statement in Japan, providing for the issuance of up to Japanese Yen 300 billion principal amount of senior notes, of which the equivalent of $547 million was outstanding at December 31, 2009.

    (iii) Junior subordinated debt: During 2007 and 2008, AIG issued an aggregate of $12.5 billion of junior subordinated debentures denominated in U.S. dollars, British Pounds and Euros in eight series of securities. In connection with

289            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each series of junior subordinated debentures, AIG entered into a Replacement Capital Covenant (RCC) for the benefit of the holders of AIG's 6.25 percent senior notes due 2036. The RCCs provide that AIG will not repay, redeem, or purchase the applicable series of junior subordinated debentures on or before a specified date, unless AIG has received qualifying proceeds from the sale of replacement capital securities.

    In May 2008, as adjusted for the one-for-twenty reverse split of AIG's Common Stock effective June 30, 2009, AIG raised a total of approximately $20 billion through the sale of (i) 9,835,526 shares of AIG common stock, par value $2.50 per share (AIG Common Stock), in a public offering at a price per share of $760; (ii) 78.4 million Equity Units in a public offering at a price per unit of $75; and (iii) $6.9 billion in unregistered offerings of junior subordinated debentures in three series. The Equity Units and junior subordinated debentures receive hybrid equity treatment from the major rating agencies under their current policies but are recorded as long-term debt on the Consolidated Balance Sheet. The Equity Units consist of an ownership interest in AIG junior subordinated debentures and a stock purchase contract obligating the holder of an equity unit to purchase, and obligating AIG to sell, a variable number of shares of AIG Common Stock on three dates in 2011 (a minimum of 6,447,224 shares and a maximum of 7,736,904 shares, subject to anti-dilution adjustments).
AIGFP

    Borrowings under obligations of guaranteed investment agreements: Borrowings under obligations of GIAs, which are guaranteed by AIG, are recorded at fair value. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity, and range up to 9.8 percent.

    At December 31, 2009, the fair value of securities pledged as collateral with respect to these obligations approximated $6.1 billion.

The following table presents AIGFP's debt, excluding GIAs:

At December 31, 2009 (dollars in millions) Range of Maturities	Currency	Range of Interest Rates	U.S. Dollar Carrying Value

2010 - 2054	U.S. dollar	0.03 - 8.25%	$1,557
2010 - 2047	Euro	0.50 - 7.65	2,875
2011 - 2040	Japanese yen	1.36 - 3.25	389
2013 - 2015	Swiss franc	0.01 - 2.99	10
2010 - 2015	Australian dollar	1.14 - 2.65	98
2012 - 2017	Other	0.01 - 7.73	9

Total			$4,938

    AIGFP economically hedges its notes and bonds. AIG guarantees all of AIGFP's debt.

    Hybrid financial instrument liabilities: AIGFP's notes and bonds include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as an equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). These notes contain embedded derivatives that otherwise would be required to be accounted for separately. AIGFP elected the fair value option for these notes. The notes that are accounted for using the fair value option are reported separately under hybrid financial instrument liabilities at fair value.

AIGLH

    At December 31, 2009, AIGLH notes and bonds payable aggregating $798 million were outstanding with maturity dates ranging from 2010 to 2029 at interest rates from 6.625 percent to 7.50 percent. AIG guarantees the notes and bonds of AIGLH.

AIG 2009 Form 10-K            290

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities Connected to Trust Preferred Stock

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

    At December 31, 2009, the preferred stock outstanding consisted of $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $500 million liquidation value of 8.125 percent preferred stock issued by American General Institutional Capital B in March 1997, and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.

ILFC

    (i) Notes and bonds payable: At December 31, 2009, notes aggregating $16.9 billion were outstanding, consisting of $5.4 billion of term notes and $11.5 billion of medium-term notes with maturities ranging from 2010 to 2015 and interest rates ranging from 0.48 percent to 7.95 percent and $1.0 billion of junior subordinated debt as discussed below. Notes aggregating $3.9 billion are at floating interest rates and the remainder are at fixed rates. ILFC enters into swap transactions to manage its effective borrowing rates with respect to these notes.

    On October 13, 2009, ILFC entered into two term loan agreements (the Term Loans) with AIG Funding comprised of a new $2.0 billion credit agreement and a $1.7 billion amended and restated credit agreement. Both Term Loans mature on September 13, 2013 and currently bear interest at 3-month LIBOR plus 6.025%. The Term Loans are due in full at maturity with no scheduled amortization. On December 4, 2009, the new $2.0 billion credit agreement was increased to $2.2 billion. The funds for the Term Loans were provided to AIG Funding through the FRBNY Credit Facility. In order to receive the FRBNY's consent to the Term Loans, ILFC entered into agreements to guarantee the repayment of AIG's obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the Term Loans.

    ILFC currently has limited access to its traditional sources of financing, and has limited access to long-term financing through the public debt markets. ILFC had the capacity under its present facilities and indentures to enter into secured financing of approximately $4.7 billion (or more through subsidiaries that qualify as non-restricted subsidiaries under ILFC's indentures, subject to the receipt of any required consents under the FRBNY Credit Facility and under its bank facilities and terms loans). However, as a result of the Term Loans, ILFC's available capacity under its present facilities and indentures to enter into secured financing was approximately $800 million at February 17, 2010.

    As a well-known seasoned issuer, ILFC has an effective shelf registration statement with the SEC. At December 31, 2009, no debt securities had been issued under this registration statement. In addition, ILFC has a Euro medium-term note program for $7.0 billion, under which $1.9 billion in notes were outstanding at December 31, 2009. Notes issued under the Euro medium-term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by hedging the note exposure through swaps.

    (ii) Junior subordinated debt: In December 2005, ILFC issued two tranches of junior subordinated debt totaling $1.0 billion to underlie trust preferred securities issued by a trust sponsored by ILFC. The $600 million tranche has a

291            AIG 2009 Form 10-K

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

    (iii) Export credit facility: ILFC has a $4.3 billion 1999 Export Credit Facility (1999 ECA Facility) that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.78 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2009, ILFC had 32 loans with a remaining principal balance of $146 million outstanding under this facility. At December 31, 2009, the net book value of the related aircraft was $1.8 billion. At December 31, 2008, the interest rate varied from 5.75 percent to 5.86 percent on these amortizing ten-year borrowings, depending on the delivery date of the aircraft. At December 31, 2008, ILFC had 58 loans with a remaining principal balance of $365 million outstanding under this facility. The net book value of the related aircraft was $2.3 billion. The debt is collateralized by a pledge of the shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility.

    ILFC has a similarly structured 2004 Export Credit Facility (2004 ECA Facility), which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through June 30, 2010. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 2.25 percent or at fixed rates ranging from 4.20 percent to 4.71 percent. At December 31, 2009, ILFC had financed 66 aircraft using approximately $4.0 billion under this facility and approximately $2.9 billion was outstanding. At December 31, 2008, ILFC had financed 41 aircraft using approximately $2.8 billion under this facility and approximately $2.1 billion was outstanding. At December 31, 2009, the interest rate of the loans outstanding ranged from 0.45 percent to 4.71 percent. At December 31, 2008, the interest rate of the loans outstanding ranged from 2.51 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. At December 31, 2009, the net book value of the related aircraft was $4.0 billion. At December 31, 2008, the net book value of the related aircraft was $2.9 billion. Borrowings with respect to these facilities are included in ILFC's notes and bonds payable in the preceding table of borrowings.

    Under these Export Credit Facilities, ILFC is required to segregate deposits, maintenance reserves and rental payments received for the financed aircraft into separate accounts, controlled by the trustee of the Export Credit Facilities, in connection with certain credit rating downgrades. At December 31, 2009, ILFC had segregated approximately $315 million of deposits, maintenance reserves and rental payments received. Segregated rental payments are used to pay principal and interest on the ECA facilities as it becomes due. Funds required to be segregated under the facility agreements fluctuate with changes in deposits, maintenance reserves, rental payments received and debt maturities related to the aircraft funded under the facilities.

    (iv) Bank financings: From time to time, ILFC enters into various bank financings. At December 31, 2009, the total funded amount of ILFC's bank financings was $5.1 billion, which includes $4.5 billion of revolving credit facilities. The fundings mature through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.25 percent to 0.40 percent. At December 31, 2009, the interest rates ranged from 0.55 percent to 0.93 percent. On October 15, 2009, ILFC repaid a $2.0 billion tranche of the revolving credit facilities when it matured, using proceeds from the Term Loans described above.

    AIG does not guarantee any of the debt obligations of ILFC.

AIG 2009 Form 10-K            292

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AGF

    (i) Notes and bonds payable: AGF's notes and bonds payable have maturity dates ranging from 2010 to 2031 at interest rates ranging from 0.31 percent to 9.00 percent. To the extent considered appropriate, AGF has entered into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

    (ii) Junior subordinated debt: AGF's junior subordinated debentures mature in January 2067. The debentures underlie a series of trust preferred securities sold by a trust sponsored by AGF in a Rule 144A/Regulation S offering. AGF can redeem the debentures at par beginning in January 2017.

    AIG does not guarantee any of the debt obligations of AGF but has provided a capital support agreement for the benefit of AGF's lenders under AGF's one-year term loans (previously, a 364-day syndicated facility). Under this support agreement, AIG has agreed to cause AIG's wholly-owned subsidiary, American General Finance Corporation to maintain (1) consolidated net worth of $2.2 billion and (2) an adjusted tangible leverage ratio of less than or equal to 8 to 1 at the end of each fiscal quarter. This support agreement benefits only the lenders under the AGF 364-day syndicated facility and does not benefit, and is not enforceable by, any of the other creditors of AGF. This support agreement continued for the benefit of AGF's lenders upon the conversion of the facility borrowings into one-year term loans in July 2009.

    Both ILFC and AGF have drawn the full amount available under their revolving credit facilities.

Other Notes, Bonds, Loans and Mortgages Payable, consisted of the following:

At December 31, 2009 (in millions)	Uncollateralized Notes/Bonds/Loans Payable	Collateralized Loans and Mortgages Payable

AIGCFG	$216	$-
AIG	438	-
Other subsidiaries	153	142

Total	$807	$142

Commercial Paper Funding Facility

    AIG is participating in the CPFF. Borrowings from the CPFF include $2.7 billion and $2.0 billion for AIGFP (through Curzon Funding LLC, AIGFP's asset-backed commerical paper conduit) and AIG Funding, respectively, at December 31, 2009 and $6.8 billion, $6.6 billion and $1.7 billion, respectively, for AIGFP (through Curzon Funding LLC), AIG Funding and ILFC, respectively, at December 31, 2008. The weighted average interest rate on CPFF borrowings was 2.82 percent and 3.20 percent at December 31, 2009 and 2008, respectively.

15. Commitments, Contingencies and Guarantees

    In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

    Although AIG cannot currently quantify its ultimate liability for unresolved litigation and investigation matters including those referred to below, it is possible that such liability could have a material adverse effect on AIG's consolidated financial condition or its consolidated results of operations or consolidated cash flows for an individual reporting period.

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

293            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.

    Various federal, state and foreign regulatory and governmental agencies are reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with, among other matters, AIG's liquidity problems, payments by AIG subsidiaries to non-U.S. persons and industry-wide and other inquiries including matters relating to compensation paid to AIGFP employees and payments made to AIGFP counterparties. These reviews include ongoing investigations by the U.S. Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) with respect to the valuation of AIGFP's multi-sector CDO super senior credit default swap portfolio under fair value accounting rules, and the adequacy of AIG's enterprise risk management processes with respect to AIG's exposure to the U.S. residential mortgage market, and disclosures relating thereto. There is also an investigation by the U.K. Serious Fraud Office and inquiries by the U.K. Financial Services Authority with respect to the U.K. operations of AIGFP. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

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

    On May 19, 2009, lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to three shelf registration statements filed on June 12, 2003, June 12, 2007, and May 12, 2008. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG's quarterly and year-end filings, during conference calls, and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG's stock. The alleged false and misleading statements relate to, among other things, unrealized market valuation losses on AIGFP's super senior credit default swap portfolio as a result of severe credit market disruption and AIG's securities lending program. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009, defendants filed motions to dismiss the consolidated complaint.

    On February 27, 2009, AIG's former Chairman and Chief Executive Officer, Maurice R. Greenberg, filed a complaint in the Southern District of New York against AIG and certain of its current and former officers and directors. The complaint was amended on May 19, 2009 and asserts violations of Sections 10(b) and 20(a) of the Exchange Act and a state common law fraud claim with respect to his alleged election in December 2007 to receive certain AIG shares from a deferred compensation program, and based generally on the same allegations as in the securities class actions described above (the Greenberg securities action). On August 5, 2009, defendants filed motions to dismiss the amended complaint. On November 25, 2009, AIG announced that AIG, on the one hand, and Greenberg, Smith, C.V. Starr & Company, Inc. (C.V. Starr) and Starr International Company, Inc. (SICO), on the other hand (the Starr Parties), had entered into a settlement agreement, and a memorandum of understanding was signed by the parties (AIG/Greenberg MOU). The AIG/Greenberg MOU provides, among other things, that

AIG 2009 Form 10-K            294

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Greenberg will undertake to dismiss the Greenberg securities action with prejudice. On February 5, 2010, a stipulation of voluntary dismissal with prejudice was filed.

    ERISA Actions — Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain of its executive officers and directors, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. On March 19, 2009, the Court consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II, and appointed interim lead plaintiffs' counsel. On June 26, 2009, lead plaintiffs' counsel filed a consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of the AIG Incentive Savings Plan, American General Agents' and Managers' Thrift Plan, and the CommoLoCo Thrift Plan (the Plans) during the period June 15, 2007 through the present and whose participant accounts included shares of AIG's Common Stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to Plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the Plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose unrealized market valuation losses on AIGFP's super senior credit default swap portfolio as a result of severe credit market disruption. On September 18, 2009, defendants filed motions to dismiss the consolidated amended complaint, and that motion is pending.

    Derivative Action — Southern District of New York.    On November 20, 2007, two purported shareholder derivative actions were filed in the Southern District of New York naming as defendants directors and officers of AIG and its subsidiaries and asserting claims on behalf of nominal defendant AIG. The actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the Consolidated 2007 Derivative Litigation). The factual allegations involve AIG's exposure to the U.S. residential subprime mortgage market (Subprime Exposure) and are generally the same as those alleged in the Consolidated 2008 Securities Litigation. On August 6, 2008, a third purported shareholder derivative action was filed in the Southern District of New York asserting claims on behalf of AIG based generally on the same allegations as in the Consolidated 2007 Derivative Litigation. On February 11, 2009, the Court approved a stipulation consolidating the derivative action filed on August 6, 2008 with the Consolidated 2007 Derivative Litigation. On June 3, 2009, lead plaintiff filed a consolidated amended complaint naming additional directors and officers of AIG and its subsidiaries as defendants, adding allegations concerning AIGFP employee retention payments, and asserting claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution and violations of Sections 10(b) and 20(a) of the Exchange Act. On August 5 and 26, 2009, AIG and defendants filed motions to dismiss the consolidated complaint, and that motion is pending. On September 30, 2009, plaintiff in the purported derivative action discussed below filed on April 1, 2009 in the Superior Court of the State of California, Los Angeles County moved to intervene in the Consolidated 2007 Derivative Litigation. On December 23, 2009, the Court denied the motion.

    On November 20, 2009, a stipulation was filed with the Court voluntarily dismissing the claims against two of the senior officers of AIG named as defendants, Brian T. Schreiber and Frank G. Wisner, without prejudice. The requested voluntary dismissal is not the product of a settlement between lead plaintiff and Mr. Schreiber and Mr. Wisner. Neither lead plaintiff nor lead plaintiff's counsel has sought or received any consideration in return for this voluntary dismissal. Lead plaintiff is continuing to pursue the action against all remaining defendants in the case. By order of the Court on January 21, 2010, notice of this voluntary dismissal without prejudice of Mr. Schreiber and Mr. Wisner is hereby given to AIG's shareholders, and any shareholder objecting to the voluntary dismissal without prejudice of Mr. Schreiber and Mr. Wisner must file with the Court in In re American International Group, Inc. 2007 Derivative Litigation, Case No. 07 CV 10464 (LTS), United States District Court for the Southern District of New York, Daniel Patrick Moynihan United States Courthouse, 500 Pearl St., New York, NY 10007-1312, and serve on counsel for the parties at derivativelitigation@aig.com any objections to the proposed dismissal within 30 days of the filing of this Form 10-K, i.e., by March 28, 2010.

295            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Derivative and Class Action — Central District of California.    On March 26, 2009, a purported shareholder derivative and class action complaint was filed in the United States District Court for the Central District of California purporting to assert derivative claims on behalf of nominal defendant AIG and its shareholders against certain officers and directors of AIG and its subsidiaries, and class claims against AIG and certain officers and directors of AIG and its subsidiaries. The claims relate to AIG's Subprime Exposure and AIGFP employee retention payments. The complaint alleges claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment and violations of Section 14(e) of the Securities Exchange Act of 1934. On June 5, 2009, the Court ordered the action transferred to the Southern District of New York. On December 18, 2009, the action was consolidated into the Consolidated 2007 Derivative Litigation and dismissed without prejudice to the pursuit of claims in the Consolidated 2007 Derivative Litigation.

    Derivative Action — Supreme Court of New York, Nassau County.    On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County naming as defendants certain directors and officers of AIG and its subsidiaries concerning AIG's Subprime Exposure. Plaintiff asserts claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets, and unjust enrichment in connection with AIG's public disclosures regarding its Subprime Exposure. On May 19, 2008, defendants filed a motion to dismiss or to stay the proceedings in light of the pending Consolidated 2007 Derivative Litigation. On March 9, 2009, the Court granted defendants' motion to stay the action.

    Derivative Action — Supreme Court of New York, New York County.    On March 20, 2009, a purported shareholder derivative complaint was filed in the Supreme Court of New York County naming as defendants certain directors and officers of AIG and recipients of AIGFP retention payments. Plaintiffs assert claims on behalf of nominal defendant AIG concerning AIGFP retention payments. Plaintiff alleges claims for breach of fiduciary duty, waste of corporate assets and rescission and constructive trust.

    Derivative Actions — Delaware Court of Chancery.    On September 17, 2008, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery naming as defendants certain directors and officers of AIG and its subsidiaries. Plaintiff asserts claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets, and mismanagement in connection with AIG's public disclosures regarding its Subprime Exposure. On December 19, 2008, a motion to stay or dismiss the action in favor of the Consolidated 2007 Derivative Litigation was filed. On July 17, 2009, the Court granted defendants' motion to stay the action.

    On January 15, 2009, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery naming as defendants certain directors of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP. Plaintiff asserts claims against Mr. Cassano on behalf of nominal defendant AIGFP and AIG as the sole shareholder of AIGFP concerning AIG's and AIGFP's Subprime Exposure alleging breach of fiduciary duty and unjust enrichment. On July 17, 2009, plaintiff filed an amended complaint that asserts the same claims as the original complaint. On August 5, 2009, the Court entered an order staying the action pending disposition of the motions to dismiss of the Consolidated 2007 Derivative Litigation.

    Derivative Actions — Superior Court for the State of California, Los Angeles County.    On April 1, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, asserting claims on behalf of nominal defendant AIG against certain officers and directors of AIG. The complaint asserts claims for waste of corporate assets, breach of fiduciary duty, abuse of control, and unjust enrichment and constructive trust in connection with defendants' approval of bonuses and retention payments. On May 29, 2009, defendants moved to stay or dismiss the action in favor of the Consolidated 2007 Derivative Litigation and to quash service of summons due to lack of personal jurisdiction over certain individual defendants. On August 27, 2009, the Court granted defendants' motion to stay the action.

    On November 20, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain former and present directors and officers of AIG and its subsidiaries. Plaintiff asserts claims on behalf of nominal defendant AIG concerning AIG's Subprime Exposure alleging breach of fiduciary duty, waste of corporate assets, and mismanagement. On November 24, 2009, an

AIG 2009 Form 10-K            296

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amended complaint was filed asserting the same claims. On February 4, 2010, the parties filed a stipulation staying the action in favor of the Consolidated 2007 Derivative Litigation. On February 9, 2010, the Court signed a stipulation staying this action pending resolution of the Consolidated 2007 Derivative Litigation.

    Action by the Starr Foundation — Supreme Court of New York.    On May 7, 2008, the Starr Foundation filed a complaint in New York State Supreme Court against AIG, AIG's former Chief Executive Officer, Martin Sullivan, and AIG's former Chief Financial Officer, Steven Bensinger, asserting a claim for common law fraud. The complaint alleges that the defendants made materially misleading statements and omissions concerning alleged multi-billion dollar losses in AIG's portfolio of credit default swaps. The complaint asserts that if the Starr Foundation had known the truth about the alleged losses, it would have sold its remaining shares of AIG Common Stock and alleges that the Starr Foundation has suffered damages of at least $300 million. On May 30, 2008, a motion to dismiss the complaint was filed on behalf of defendants. After a hearing, the complaint was dismissed. On December 23, 2008, plaintiff filed a notice of appeal and a decision on the appeal is pending. Under the AIG/Greenberg MOU, SICO agreed to indemnify AIG for any amounts paid by AIG to the Starr Foundation as damages or settlement amounts in this action, and for reasonable legal fees and expenses incurred in defending this action after the date of the AIG/Greenberg MOU.

    Canadian Securities Class Action — Ontario Superior Court of Justice.    On November 13, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported securities fraud class action against AIG, AIGFP, certain of AIG's current and former officers and directors, and the former Chief Executive Officer of AIGFP. If the Court grants the application, a class plaintiff will be permitted to file a statement of claim against AIG. The proposed statement of claim would assert a class period of November 10, 2006 through September 16, 2008 (later amended to March 16, 2006 through September 16, 2008), and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act. On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On May 29, 2009, the applicant filed responding affidavits and an amended draft statement of claim. The factual allegations are generally the same as those alleged in the Consolidated 2008 Securities Litigation. On November 20 and 30, and December 4, 2009, defendants filed briefs in support of their motions to dismiss, and those motions are pending.

    Panama Action — Tribunal del Circuito Civil, Panama City, Panama.    On February 26, 2009, SICO sought permission to file a complaint in Panamanian Court against AIG. In the complaint, SICO alleges that AIG intentionally concealed from its shareholders, including SICO, its unstable financial situation and risk of losses, which ultimately resulted in losses to the value of SICO's shares of AIG Common Stock. On August 12, 2009, AIG filed a motion to dismiss the complaint and a motion for correction of the complaint. On August 13, 2009, AIG filed a motion with the Panama Supreme Court challenging on constitutional grounds a motion by SICO to amend the complaint. Under the AIG/Greenberg MOU, SICO agreed to undertake to dismiss this action with prejudice. On February 10, 2010, the parties filed a joint request to dismiss the case, which is subject to Court approval.

    Litigation Matter Relating to AIGFP.    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, "Brookfield") filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At December 31, 2009, the estimated present value of expected future cash flows discounted at LIBOR was $1.2 billion. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that AIG triggered a "bankruptcy event of default" under the swap agreement could, depending on the Court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities. On December 17, 2009 defendants filed a motion to dismiss, and that motion is pending.

297            AIG 2009 Form 10-K

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

    As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling approximately $338 million, including interest thereon, are included in Other assets at December 31, 2009. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers' compensation.

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

    Other Regulatory Settlements.    AIG's 2006 regulatory settlements with the SEC, DOJ, NYAG and DOI did not resolve investigations by regulators from other states into insurance brokerage practices. AIG entered into agreements effective January 29, 2008 with the Attorneys General of the States of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia; the Commonwealths of Massachusetts and Pennsylvania; and the District of Columbia; as well as the Florida Department of Financial Services and the Florida Office of Insurance Regulation, relating to their respective industry-wide investigations into producer compensation and insurance placement practices. The settlements call for total payments of $12.5 million to be allocated among the ten jurisdictions representing restitution to state agencies and reimbursement of the costs of the investigation. During the term of the settlement agreements, which run through early 2018, AIG will continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG will also continue to cooperate with the industry-wide investigations. The agreement with the Texas Attorney General also settles allegations of anticompetitive conduct relating to AIG's relationship with Allied World Assurance Company and includes an additional settlement payment of $500,000 related thereto.

    AIG entered into an agreement effective March 13, 2008 with the Pennsylvania Insurance Department relating to the Department's investigation into the affairs of AIG and certain of its Pennsylvania-domiciled insurance company subsidiaries. The settlement calls for total payments of approximately $13.5 million, of which approximately $4.4 million was paid under previous settlement agreements. During the term of the settlement agreement, which runs for a period of three years from May 1, 2008, AIG will provide annual reinsurance reports, as well as maintain certain producer compensation disclosure and ongoing compliance initiatives.

    NAIC Examination of Workers' Compensation Premium Reporting.    During 2006, the Settlement Review Working Group of the National Association of Insurance Commissioners (NAIC), under the direction of the states of Indiana,

AIG 2009 Form 10-K            298

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Securities Action — Southern District of New York.    Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG's publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation (General Re), and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used "income smoothing" products and other techniques to inflate its earnings; (3) concealed that it marketed and sold "income smoothing" insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG's former Chief Executive Officer, Maurice R. Greenberg, manipulated AIG's stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the Court denied the defendants' motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact discovery is currently ongoing. On February 20, 2008, the lead plaintiff filed a motion for class certification. In October 2009, the lead plaintiff advised the Court that it had entered into a settlement agreement with Maurice R. Greenberg, Howard I. Smith, Christian M. Milton, Michael J. Castelli, SICO and Starr. At the lead plaintiff's request, the Court has entered an order dismissing all of the lead plaintiff's claims against these defendants "without prejudice" to any party. The lead plaintiff has also voluntarily dismissed Frank Hoenemeyer, L. Michael Murphy, and Richmond Insurance Company, Ltd. On February 22, 2010, the Court issued an opinion granting, in part, lead plaintiffs' motion for class certification. The Court rejected lead plaintiffs' request to include in the class purchasers of certain AIG bonds on the grounds that (a) lead plaintiffs lack standing to pursue claims pursuant to the Securities Act with respect to such bonds, and (b) lead plaintiffs had failed to establish that common issues predominate over individual issues with regard to claims under the Securities Exchange Act relating to AIG bonds. On that basis the Court declined to certify a class with respect to Counts I through IV of the Complaint and dismissed those claims for lack of standing. With respect the remaining claims under the Securities Exchange Act on behalf of putative class members who had purchased AIG Common Stock, the Court declined to certify a class as to certain defendants other than AIG and rejected lead plaintiffs' claims that class members could establish injury based on disclosures on two of the six dates lead plaintiffs had proposed, but certified a class consisting of all shareholders who purchased or otherwise acquired AIG Common Stock during the class period of October 28, 1999 to April 1, 2005, and who possessed that stock over one or more of the dates October 14, 2004, October 15, 2004, March 17, 2005 or April 1, 2005, as well as persons who held AIG Common Stock in two companies at the time they were acquired by AIG in exchange for AIG Common Stock, and were allegedly damaged thereby.

299            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Derivative Action — Southern District of New York.    Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action (the New York 2004/2005 Derivative Litigation). The complaint in this action contains nearly the same types of allegations made in the securities fraud action described above. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (Ace), General Re, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from AIG's former Chief Executive Officer, Maurice R. Greenberg, and former Chief Financial Officer, Howard I. Smith, of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG's Board of Directors has appointed a special committee of independent directors (Special Committee) to review the matters asserted in the operative consolidated derivative complaint. The Court has entered an order staying this action pending resolution of the Delaware 2004/2005 Derivative Litigation discussed below. The Court also has entered an order that termination of certain named defendants from the Delaware action applies to this action without further order of the Court. On February 26, 2009, the Court dismissed those AIG officer and director defendants against whom the shareholder plaintiffs in the Delaware action had not pursued claims. It is AIG's position that the terms of the AIG/Greenberg MOU do not require dismissal of the derivative claims against Greenberg, Smith and SICO in the New York 2004/2005 Derivative Litigation. The Starr Parties have taken the opposite position.

    Derivative Actions — Delaware Chancery Court.    From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation (the Delaware 2004/2005 Derivative Litigation). The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, as in the New York 2004/2005 Derivative Litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in this action are similar to those alleged in the New York 2004/2005 Derivative Litigation, except that the claims are only under state law. In early 2007, the Court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the Special Committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the Special Committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG's complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. On February 12, 2008, the Court granted AIG's motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Maurice Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs' portions of the complaint. On February 10, 2009, the Court denied the motions to dismiss filed by Maurice Greenberg, Edward Matthews, and Thomas Tizzio; granted the motion to dismiss filed by PwC without prejudice; and granted the motion to dismiss filed by certain former employees of AIG without prejudice for lack of personal jurisdiction. On March 6, 2009, the Court granted an Order of Dismissal, Notice and Order of Voluntary Dismissal and Stipulation and Order of Dismissal to dismiss those individual defendants who were similarly situated to the individuals dismissed by the Court for lack of personal jurisdiction. On March 12, 2009, Defendant Greenberg filed his verified answer to AIG's complaint; cross-claims against Marsh, ACE, General Re, and Thomas Tizzio; and a third-party complaint

AIG 2009 Form 10-K            300

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. Defendant Smith has also filed his answer to AIG's complaint, which was amended on July 9, 2009 to add cross-claims against Thomas Tizzio and third-party claims against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. On June 17, 2009, the Court issued an opinion granting the motions to dismiss filed by General Re, Marsh, ACE, and Susan Rivera. On July 13, 2009 and July 17, 2009, the Court entered final judgments in favor of PwC, General Re, Marsh, ACE, and Susan Rivera. Shortly thereafter, the shareholder plaintiffs filed separate appeals: one addressing the dismissal of PwC, and the other addressing the dismissals of ACE, General Re, and Marsh. Their opening briefs were filed on September 24, 2009. By November 12, 2009, those appeals were fully briefed. Under the AIG/Greenberg MOU, AIG agreed to undertake to dismiss its direct claims against Greenberg and Smith in the Delaware 2004/2005 Derivative Litigation with prejudice. On November 27, 2009, counsel for the shareholder plaintiffs filed a motion for a temporary restraining order enjoining AIG from proceeding with its November 25, 2009 settlement with Greenberg. AIG opposed the motion on the ground, among other things, that the AIG/Greenberg MOU did not extinguish the shareholder plaintiffs' derivative claims. On November 30, 2009, counsel for the shareholder plaintiffs wrote to the Court and stated that "there appears to be nothing to enjoin" because the AIG/Greenberg MOU was the final, operative settlement agreement, and noted that the shareholder plaintiffs may request declaratory relief regarding the impact of the AIG/Greenberg MOU at a subsequent time. On February 5, 2010, AIG, Greenberg and Smith submitted a stipulation to the Court dismissing AIG's direct claims against Greenberg and Smith. The Starr Parties have taken the position that the AIG/Greenberg MOU also releases certain of the derivative claims being pursued by the shareholder plaintiffs. AIG has taken the opposite position.

    AIG was also named as a defendant in a derivative action in the Delaware Chancery Court brought by shareholders of Marsh. On July 10, 2008, shareholder plaintiffs filed a second consolidated amended complaint, which contains claims against AIG for aiding and abetting a breach of fiduciary duty and contribution and indemnification in connection with alleged bid-rigging and steering practices in the commercial insurance market that are the subject of the Policyholder Antitrust and Racketeering Influenced and Corrupt Organizations Act (RICO) Actions described below. On November 10, 2008, AIG and certain defendants filed motions to dismiss the shareholder plaintiffs' portions of the complaint. On June 17, 2009, the Court dismissed the claims against AIG, Maurice R. Greenberg, and Zachary Carter with prejudice and denied the motions to dismiss filed by the remaining defendants. Final judgment was entered on June 19, 2009. The Court granted a motion by AIG for entry of final judgment under Rule 54(b), and entered final judgment dismissing AIG and Maurice R. Greenberg on September 2, 2009. The shareholder plaintiffs filed their notice of appeal on October 1, 2009. AIG moved to consolidate the appeal with the appeal of the dismissal of ACE, General Re, and Marsh in the Delaware 2004/2005 Derivative Litigation. The shareholders of Marsh moved to stay this appeal pending the decision in the appeal of the dismissal of ACE, General Re, and Marsh in the Delaware 2004/2005 Derivative Litigation. On November 10, 2009, the Delaware Supreme Court granted AIG's motion to consolidate the appeals for the purposes of oral argument and denied the Marsh shareholders' motion to stay. The shareholders of Marsh filed their opening brief on November 16, 2009. The appeal has been fully briefed, and oral argument was held before a three-judge panel of the Delaware Supreme Court on February 17, 2010. On February 22, 2010, the Court issued an order notifying the parties that the appeal would be heard by the Court en banc. The argument before the en banc court has not been scheduled.

    Derivative Action — Supreme Court of New York.    On February 11, 2009, shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation filed a derivative complaint in the Supreme Court of New York against the individual defendants who moved to dismiss the complaint in the Delaware 2004/2005 Derivative Litigation on personal jurisdiction grounds. The defendants include current and former officers and employees of AIG, Marsh, and General Re; AIG is named as a nominal defendant. The complaint in this action contains similar allegations to those made in the Delaware 2004/2005 Derivative Litigation described above. Discovery in this action is stayed pending the resolution of the claims against AIG in the securities actions described above under Securities Actions — Southern District of New York. Defendants filed motions to dismiss the complaint on May 1, 2009 and have completed their briefing. The shareholder plaintiffs have reached an agreement staying discovery as well as any motions to dismiss with the General Re and Marsh defendants pending final adjudication of any claims against those parties in the Delaware 2004/2005 Derivative Litigation.

301            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Policyholder Antitrust and RICO Actions.    Commencing in 2004, policyholders brought multiple federal antitrust and RICO class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in a broad conspiracy to allocate customers, steer business, and rig bids. These actions, including 24 complaints filed in different federal Courts naming AIG or an AIG subsidiary as a defendant, were consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey (District of New Jersey) for coordinated pretrial proceedings. The consolidated actions have proceeded in that Court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the Commercial Complaint) and In re Employee Benefits Insurance Brokerage Antitrust Litigation (the Employee Benefits Complaint, and, together with the Commercial Complaint, the Multi-district Litigation).

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

    The Court, in connection with the Commercial Complaint, granted (without leave to amend) defendants' motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The Court declined to exercise supplemental jurisdiction over the state law claims in the Commercial Complaint and therefore dismissed it in its entirety. On January 14, 2008, the Court granted defendants' motion for summary judgment on the ERISA claims in the Employee Benefits Complaint and subsequently dismissed the remaining state law claims without prejudice, thereby dismissing the Employee Benefits Complaint in its entirety. On February 12, 2008, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit with respect to the dismissal of the Employee Benefits Complaint. Plaintiffs previously appealed the dismissal of the Commercial Complaint to the United States Court of Appeals for the Third Circuit on October 10, 2007. Both appeals are fully briefed and oral argument in both appeals was held on April 21, 2009.

    A number of complaints making allegations similar to those in the Multi-district Litigation have been filed against AIG and other defendants in state and federal Courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-district Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed. The District Court, however, will hold a hearing on March 2, 2010 to decide whether it should suggest to the Judicial Panel on Multi-district Litigation that the remaining pending actions be remanded to their transferor Courts. On August 20, 2008, the District Court granted plaintiff's motion to lift the stay in one tag-along matter and suggested that the case be remanded to the transferor Court, and on November 26, 2008, the Judicial Panel on Multi-district Litigation issued an order remanding the case to the transferor Court. On March 12, 2009, the transferor Court held oral argument on the insurer defendants' motion to dismiss and granted that motion from the bench. The AIG defendants have also sought to have state Court actions making similar allegations stayed pending resolution of the Multi-district Litigation proceeding. These efforts have generally been successful, although discovery

AIG 2009 Form 10-K            302

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has recently commenced in one case pending in Kansas state Court. Plaintiffs in another case pending in Texas state Court moved to reopen discovery, and a hearing on that motion was held on April 9, 2008. The Court subsequently issued an order deferring a ruling on the motion until a hearing was held on defendants' special exceptions, which was held on April 3, 2009. At the April 3, 2009 hearing, the Court sustained defendants' special exceptions and granted plaintiff leave to replead. The Court also continued the discovery stay. On July 13, 2009, plaintiff filed an amended petition. A hearing on plaintiff's amended petition was held on November 11, 2009. AIG has settled several of the various federal and state actions alleging claims similar to those in the Multi-district Litigation, including state Court actions pending in Florida and in New Jersey in which discovery had been allowed to proceed.

    Ohio Attorney General Action — Ohio Court of Common Pleas.    On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio's antitrust laws. The complaint, which is similar to the Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, and a $500-per-day penalty for each day of conspiratorial conduct. AIG, along with other co-defendants, moved to dismiss the complaint on November 16, 2007. On June 30, 2008, the Court denied defendants' motion to dismiss. On August 18, 2008, defendants filed their answers to the complaint. Discovery is ongoing. During a February 23, 2010 conference, the parties disclosed to the Court that AIG and the Ohio Attorney General have agreed in principle to settle the Ohio Attorney General's claims. Under the agreement in principle, AIG would make a payment and would also continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG's payment obligation would not be material to AIG's financial condition, results of operations or cash flows.

    Actions Relating to Workers' Compensation Premium Reporting — Northern District of Illinois.    On May 24, 2007, the National Workers' Compensation Reinsurance Pool (the NWCRP), on behalf of its participant members, filed a lawsuit in the United States District Court for the Northern District of Illinois against AIG with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint alleged claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG's alleged underpayment of these assessments between 1970 and the present and sought damages purportedly in excess of $1 billion. On August 6, 2007, the Court denied AIG's motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the Court denied AIG's motion to dismiss the complaint. On March 17, 2008, AIG filed an amended answer, counterclaims and third-party claims against the National Council on Compensation Insurance (in its capacity as attorney-in-fact for the NWCRP), the NWCRP, its board members, and certain of the other insurance companies that are members of the NWCRP alleging violations of RICO, as well as claims for conspiracy, fraud, and other state law claims. The counterclaim-defendants and third-party defendants filed motions to dismiss on June 9, 2008. On January 26, 2009, AIG filed a motion to dismiss all claims in the complaint for lack of subject-matter jurisdiction. On February 23, 2009, the Court issued a decision and order sustaining AIG's counterclaims and sustaining, in part, AIG's third-party claims. The Court also dismissed certain of AIG's third-party claims without prejudice. On April 13, 2009, third-party defendant Liberty Mutual filed third-party counterclaims against AIG, certain of its subsidiaries, and former AIG executives. On August 23, 2009, the Court granted AIG's motion to dismiss the complaint for lack of standing. On September 25, 2009, AIG filed its First Amended Complaint, reasserting its RICO claims against certain insurance companies that both underreported their workers' compensation premium and served on the NWCRP Board, and repleading its fraud and other state law claims. Defendants filed a motion to dismiss the First Amended Complaint on October 30, 2009. On October 8, 2009, Liberty Mutual filed an amended counterclaim against AIG. The amended counterclaim is substantially similar to the complaint initially filed by the NWCRP, but also seeks damages related to non-NWCRP states, guaranty funds, and special assessments, in addition to asserting claims for other violations of state law. The amended counterclaim also removes as defendants the former AIG executives. On October 30, 2009, AIG filed a motion to dismiss the Liberty amended counterclaim. Discovery is proceeding and fact discovery is currently scheduled to be completed by March 15, 2011.

303            AIG 2009 Form 10-K

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

Litigation Matters Relating to AIG's General Insurance Operations

    Caremark.    AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In addition, the intervenor- plaintiffs originally alleged that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the Lawyer Defendants) were also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty. The complaints filed by the plaintiffs and the intervenor-plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs' assertions that the statute was tolled cannot stand against the public disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors' complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The matter was stayed pending appeal to the Alabama Supreme Court. In September 2008, the Alabama Supreme Court affirmed the trial court's dismissal of the Lawyer Defendants. After the case was sent back down to the trial court, the intervenor-plaintiffs retained additional counsel — the law firm of Haskell Slaughter Young & Rediker, LLC (Haskell Slaughter) — and filed an Amended Complaint in Intervention on December 1, 2008. The Amended Complaint in Intervention names only Caremark and AIG and various subsidiaries as defendants and purports to bring claims against all defendants for deceit and conspiracy to deceive. In addition, the Amended Complaint in Intervention purports to bring a claim against AIG and its subsidiaries for aiding and abetting Caremark's alleged deception. The defendants have moved to dismiss the Amended Complaint, and, in the alternative, for a more definite statement. The intervenor-plaintiffs have yet to respond to defendants' motion but have indicated to the court that they intend to remedy any defects in their Amended Complaint by filing another amended complaint. After the appearance of the Haskell Slaughter firm on behalf of the intervenor-plaintiffs, the plaintiffs moved to disqualify all of the lawyers for the intervenor-plaintiffs because, among other things, the Haskell Slaughter firm previously represented Caremark. The intervenor-plaintiffs, in turn, moved to disqualify the lawyers for the plaintiffs in the first-filed action. The trial court heard oral argument on the motions to disqualify on February 6, 2009. On March 2, 2009, both sets of plaintiffs filed motions to withdraw their respective motions to disqualify each other after reaching an agreement among themselves that the Lauriello plaintiffs would act as lead counsel. The McArthur intervenors also moved to withdraw their Amended Complaint in Intervention. The trial court granted all

AIG 2009 Form 10-K            304

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation Matters Relating to AIG's Domestic Life Insurance & Retirement Services Operations

    Superior National.    On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers' compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by USLIFE, a subsidiary of AGC. In its 2-1 ruling, the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE's participation by ten percent. Further, the arbitration ruling established a second phase of arbitration for USLIFE to present its challenges to certain cessions to the contract. In the second phase the arbitration panel issued two awards resolving the challenges in favor of the cedents. On January 4, 2010, the Ninth Circuit Court of Appeals affirmed the arbitration awards. USLIFE is currently considering its legal options. AIG is holding reserves of $639 million as of December 31, 2009. AIG believes that the reserves should be adequate to fund unpaid claims.

(b)
Commitments

Flight Equipment

    At December 31, 2009, ILFC had committed to purchase 120 new aircraft deliverable from 2010 through 2019, at an estimated aggregate purchase price of $13.7 billion, including $243 million for 2010. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

    Included in the 120 new aircraft are 74 Boeing 787 aircraft (B787s), with the first aircraft currently scheduled to be delivered in July 2012. ILFC is in discussion with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which ILFC may be eligible. ILFC has signed contracts for 29 of the 74 B787s on order. Under the terms of ILFC's B787 leases, the lessees may be entitled to share in any compensation which ILFC receives from Boeing for late delivery of the aircraft.

The following table presents the minimum future rental income on noncancelable operating leases of flight equipment that has been delivered:

At December 31, 2009 (in millions)

2010	$4,670
2011	4,171
2012	3,473
2013	2,725
2014	2,073
Remaining years after 2014	3,737

Total	$20,849

    Flight equipment is leased under operating leases with remaining terms ranging from 1 to 11 years.

  Lease Commitments

    AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

305            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the future minimum lease payments under operating leases:

At December 31, 2009 (in millions)

2010	$600
2011	442
2012	339
2013	255
2014	201
Remaining years after 2014	739

Total	$2,576

    Rent expense approximated $733 million, $896 million, and $771 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Other Commitments

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $7.4 billion at December 31, 2009.

    On June 27, 2005, AIG entered into an agreement pursuant to which AIG agreed, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in (c) below under "Benefits Provided by Starr International Company, Inc.").

    During 2008, AIG granted retention awards to employees, which were payable in increments from December 2008 through 2011. At December 31, 2009, remaining amounts payable under these awards totaled $393 million.

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

AIG 2009 Form 10-K            306

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(d) Guarantees

  •
  See Note 10 herein for commitments and guarantees associated with VIEs.

  •
  See Note 11 herein for disclosures on derivatives, including AIGFP and MIP written credit default swaps and other derivatives with credit risk-related contingent features.

  •
  See Note 14 herein for additional disclosures on guarantees of outstanding debt.

Subsidiaries

    AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products and certain of its subsidiaries arising from transactions entered into by such companies.

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

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2009 was $1.3 billion. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is usually, but not always, partially offset by amounts payable under other instruments typically equal to the accreted value of a deposit held by AIGFP. In the event AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property.

307            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay. AIGFP selected transactions in which it agreed to provide this product only in circumstances where lessee bankruptcy is considered remote or, in the case of certain municipal lessees, not permitted under current law.

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

16. Total Equity and Earnings (Loss) Per Share

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Preferred Stock
					Common Stock	Treasury Stock
Year Ended December 31, 2009	AIG Series E	AIG Series F	AIG Series C	AIG Series D

Shares issued, beginning of year	-	-	-	4,000,000	147,401,900	12,918,446
Issuances	-	300,000	100,000	-	466,401	(145,932)
Shares exchanged	400,000	-	-	(4,000,000)	-	-
Retirement of treasury stock	-	-	-	-	(6,111,158)	(6,111,158)
Fractional shares, paid in cash in connection with the reverse stock split	-	-	-	-	(24,880)	-

Shares issued, end of year	400,000	300,000	100,000	-	141,732,263	6,661,356

Preferred Stock

A rollforward of preferred stock was as follows:

(in millions)	AIG Series E	AIG Series F	AIG Series C	AIG Series D	Total Preferred Stock

Balance, January 1, 2008	$-	$-	$-	$-	$-
AIG Series D issuance	-	-	-	40,000	40,000

Balance, December 31, 2008	$-	$-	$-	$40,000	$40,000
AIG Series C issuance	-	-	23,000	-	23,000
AIG Series D exchange for AIG Series E	41,605	-	-	(40,000)	1,605
AIG Series F drawdown	-	5,344	-	-	5,344
AIG Series F commitment fee	-	(165)	-	-	(165)

Balance, December 31, 2009	$41,605	$5,179	$23,000	$-	$69,784

AIG 2009 Form 10-K            308

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exchange of AIG Series D Preferred Stock for AIG Series E Preferred Stock

    On April 17, 2009, AIG entered into a Securities Exchange Agreement (the AIG Series E Exchange Agreement) with the Department of the Treasury pursuant to which, among other things, the Department of the Treasury exchanged 4,000,000 shares of AIG Series D Preferred Stock for 400,000 shares of AIG Series E Preferred Stock with an aggregate liquidation preference of $41,604,576,000, which represented the issuance-date aggregate liquidation preference of the AIG Series D Preferred Stock surrendered plus accumulated but unpaid dividends thereon of $1,604,576,000 ($401.14 per share). The terms of the AIG Series E Preferred Stock are substantially the same as those of the AIG Series D Preferred Stock, except that the dividends are not cumulative and the AIG Series E Preferred Stock is subject to a replacement capital covenant. Concurrently with the exchange of the shares of AIG Series D Preferred Stock for shares of the AIG Series E Preferred Stock, AIG entered into a replacement capital covenant in favor of the holders of a series of AIG debt, pursuant to which AIG agreed that prior to the third anniversary of the issuance of the AIG Series E Preferred Stock, AIG will not redeem or purchase, and no subsidiary of AIG will purchase, all or any part of the AIG Series E Preferred Stock except with the proceeds obtained from the issuance by AIG or any subsidiary of AIG of certain capital securities.

    The AIG Series E Exchange Agreement also permits the Department of the Treasury, under certain circumstances, to exchange the warrant (AIG Series D Warrant) received in connection with the issuance of AIG Series D Preferred Stock for 2,689,938 shares of AIG's Series C Perpetual, Convertible, Participating Preferred Stock (the AIG Series C Preferred Stock).

Issuance of AIG Series F Preferred Stock and Entry into $29.835 Billion Department of the Treasury Commitment

    On April 17, 2009, AIG entered into a Securities Purchase Agreement (the AIG Series F Purchase Agreement) with the Department of the Treasury pursuant to which, among other things, AIG issued to the Department of the Treasury (i) 300,000 shares of AIG Series F Preferred Stock, and (ii) the warrant (AIG Series F Warrant) to purchase 150 shares of AIG Common Stock.

    Pursuant to the AIG Series F Purchase Agreement, the Department of the Treasury has committed for five years to provide immediately available funds in an amount up to $29.835 billion (the Available Amount) so long as:

  •
  AIG is not a debtor in a pending case under Title 11 of the United States Code; and

  •
  the Trust (or any successor entity established for the sole benefit of the United States Treasury) and the Department of the Treasury, in the aggregate, "beneficially own" more than 50 percent of the aggregate voting power of AIG's voting securities.

    The Available Amount will be decreased by the aggregate amount of financial assistance that the Department of the Treasury provides to AIG, its subsidiaries or any SPV established by or for the benefit of AIG or any of its subsidiaries after the issuance of the AIG Series F Preferred Stock and the AIG Series F Warrant, unless otherwise specified by the Department of the Treasury, in its sole discretion, under the terms of such financial assistance.

    The AIG Series E Exchange Agreement and the AIG Series F Purchase Agreement restrict AIG's ability to repurchase capital stock and require AIG to continue to maintain policies limiting corporate expenses, lobbying activities and executive compensation.

    The terms of the AIG Series F Preferred Stock are substantially the same as the AIG Series E Preferred Stock, except that the AIG Series F Preferred Stock is not subject to a replacement capital covenant. The liquidation preference of the AIG Series F Preferred Stock was initially $0 per share and will be increased pro rata by the amount of each drawdown of the Department of the Treasury Commitment. During 2009, AIG drew down on the Department of the Treasury Commitment in the amount of approximately $5.34 billion. As a result, the liquidation preference of the AIG Series F Preferred Stock increased to $17,814.72 per share.

    The AIG Series F Warrant is exercisable, at any time, at an initial exercise price of $0.000001 per share. The AIG Series F Warrant will not be subject to any contractual restrictions on transfer other than such as are necessary to

309            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ensure compliance with U.S. federal and state securities laws. The Department of the Treasury has agreed that it will not exercise any voting rights with respect to the AIG Common Stock issued upon exercise of the AIG Series F Warrant.

Dividends

    The terms of each of the AIG Series E Preferred Stock and the AIG Series F Preferred Stock provide for the election of the greater of two additional directors or up to 20 percent of the total number of AIG directors (rounded up after giving effect to the election) upon a failure of AIG to make four quarterly dividend payments, whether or not consecutive. These preferred directors will be elected by a majority of the votes cast by the holder of the AIG Series E Preferred Stock and the AIG Series F Preferred Stock voting together as a single class. If elected, such preferred directors would hold office until the next annual meeting (or special meeting called to elect directors) or until all dividends payable on all outstanding shares of the AIG Series E Preferred Stock and the AIG Series F Preferred Stock have been declared and paid in full for four consecutive quarters. As of February 17, 2010, the shareholders of the AIG Series E Preferred Stock and the AIG Series F Preferred Stock had not elected any directors pursuant to the provision, although AIG had failed to make four quarterly dividend payments.

Series C Perpetual, Convertible, Participating Preferred Stock

    On March 4, 2009, AIG issued 100,000 shares of AIG Series C Preferred Stock to the Trust.

    The Trust currently holds the AIG Series C Preferred Stock for the sole benefit of the United States Treasury. The holders of the AIG Series C Preferred Stock have preferential liquidation rights over the holders of AIG Common Stock and, to the extent permitted by law, vote with the AIG Common Stock on all matters submitted to AIG's shareholders. The AIG Series C Preferred Stock is entitled to (i) a percentage of the voting power of AIG's shareholders entitled to vote on any particular matter, except where a vote of the common stock only is required, and (ii) a percentage of the aggregate dividend rights of the outstanding shares of AIG Common Stock and the AIG Series C Preferred Stock, in each case, on an as converted basis, which percentage, when aggregated with the percentage representing the 2,690,088 shares of AIG Common Stock underlying the warrants issued to the Department of the Treasury, any other securities convertible into or exchangeable for AIG Common Stock beneficially owned by the Department of the Treasury and any AIG Common Stock directly owned by the Department of the Treasury, represented, as of December 31, 2009, approximately 79.8 percent of each of such voting power and total dividends payable. The AIG Series C Preferred Stock will become convertible into common stock upon the subsequent amendment of AIG's Amended and Restated Certificate of Incorporation, which amendment will need to be approved by a separate class vote of the holders of AIG Common Stock. Upon such amendment, the AIG Series C Preferred Stock will be convertible into a number of shares of AIG Common Stock representing its voting power at that time.

Common Stock

Reverse Stock Split

    On June 30, 2009, AIG's shareholders approved a one-for-twenty reverse common stock split, which became effective on that date. All references to common shares and per-share data for all periods presented in this report have been adjusted to give effect to this reverse split. As no change was made to the par value of the common shares, a total of $7.0 billion was reclassified from common stock to Additional paid-in capital as a retrospective adjustment for all periods presented.

Treasury Stock Retirement

    On November 30, 2009, AIG retired 6,111,158 common shares included in Treasury stock which had a carrying value of $7.40 billion. These shares were returned to AIG's authorized but unissued common stock. AIG accounted for the retirement by reducing common stock by $15.28 million and Additional paid-in capital by $7.38 billion.

AIG 2009 Form 10-K            310

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

    Dividends declared per common share were $8.40 and $15.40 in 2008 and 2007, respectively. No dividends were declared in 2009 as effective September 23, 2008, AIG's Board of Directors suspended the declaration of dividends on AIG Common Stock. Pursuant to the FRBNY Credit Agreement, AIG is restricted from paying dividends on its common stock. Morever, pursuant to the terms of each of the AIG Series E Preferred Stock and AIG Series F Preferred Stock, AIG is not able to declare or pay any cash dividends on AIG Common Stock or on any AIG preferred stock ranking junior to such series of preferred stock for any period until dividends on each of the AIG Series E Preferred Stock and AIG Series F Preferred Stock have been paid for such period.

    Due to AIG's non-payment of dividends on the AIG Series D, Series E and Series F Preferred Stock, the Department of the Treasury, as the sole holder of AIG Series E Preferred Stock and AIG Series F Preferred Stock, became entitled no later than February 1, 2010 to elect the greater of (i) two directors and (ii) 20 percent of AIG's Board of Directors (rounded upwards after giving effect to such election) to AIG's Board of Directors.

Share Issuances and Purchases

    Pursuant to the FRBNY Credit Agreement, AIG is restricted from repurchasing shares of its common stock and no shares have been purchased since the second quarter of 2008. During the first six months of 2008, AIG purchased a total of 1,896,303 shares of its common stock.

    In May 2008, AIG sold 9,835,526 shares of common stock at a price per share of $760 for gross proceeds of $7.47 billion and 78.4 million equity units (the Equity Units) at a price per unit of $75 for gross proceeds of $5.88 billion. The Equity Units, the key terms of which are summarized below, are recorded as long-term debt in the Consolidated Balance Sheet.

Equity Units

    Each Equity Unit has an initial stated amount of $75 and consists of a stock purchase contract issued by AIG and, initially, a 1/40th or 2.5 percent undivided beneficial ownership interest in three series of junior subordinated debentures (Series B-1, B-2 and B-3), each with a principal amount of $1,000.

    Each stock purchase contract requires its holder to purchase, and requires AIG to sell, a variable number of shares of AIG Common Stock for $25 in cash on each of February 15, 2011, May 1, 2011 and August 1, 2011. The number of shares that AIG is obligated to deliver on each stock purchase date is set forth in the chart below (where the "applicable market value" is an average of the trading prices of AIG Common Stock over the 20-trading-day period ending on the third business day prior to the relevant stock purchase date).

If the applicable market value is:	then AIG is obligated to issue:

• Greater than or equal to $912	• 0.02741 shares per stock purchase contract
• Between $912 and $760	• Shares equal to $25 divided by the applicable market value
• Less than or equal to $760	• 0.03289 shares per stock purchase contract

    Basic earnings (loss) per share (EPS) will not be affected by outstanding stock purchase contracts. Diluted EPS will be determined considering the potential dilution from outstanding stock purchase contracts using the treasury stock method, and therefore diluted EPS will not be affected by outstanding stock purchase contracts until the applicable market value exceeds $912.

    AIG is obligated to pay quarterly contract adjustment payments to the holders of the stock purchase contracts, at an initial annual rate of 2.71 percent applied to the stated amount. The present value of the contract adjustment payments, $431 million, was recognized at inception as a liability (a component of Other liabilities), and was recorded as a reduction to Additional paid-in capital.

311            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In addition to the stock purchase contracts, as part of the Equity Units, AIG issued $1.96 billion of each of the Series B-1, B-2 and B-3 junior subordinated debentures, which initially pay interest at rates of 5.67 percent, 5.82 percent and 5.89 percent, respectively. AIG allocated the proceeds of the Equity Units between the stock purchase contracts and the junior subordinated debentures on a relative fair value basis. AIG determined that the fair value of the stock purchase contract at issuance was zero, and therefore all of the proceeds were allocated to the junior subordinated debentures. At December 31, 2009, the debentures totaled $5.88 billion and are reported in Other long-term debt on the Consolidated Balance Sheet.

Accumulated Other Comprehensive Income (Loss)

A rollforward of Accumulated other comprehensive income (loss) is as follows:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (losses) Arising from Cash Flow Hedging Activities	Retirement Plan Liabilities Adjustment	Total

Balance, January 1, 2007, net of tax	$-	$10,083	$(305)	$(27)	$(641)	$9,110

Unrealized appreciation (depreciation) of investments	-	(8,115)	-	-	-	(8,115)
Net changes in foreign currency translation adjustments	-	-	1,420	-	-	1,420
Net gains (losses) on cash flow hedges	-	-	-	(133)	-	(133)
Net actuarial gain	-	-	-	-	197	197
Prior service credit	-	-	-	-	(24)	(24)
Deferred tax asset (liability)	-	2,338	(140)	73	(57)	2,214

Total other comprehensive income (loss)	-	(5,777)	1,280	(60)	116	(4,441)
Noncontrolling interests	-	(69)	95	-	-	26

Balance, December 31, 2007, net of tax	$-	$4,375	$880	$(87)	$(525)	$4,643

Cumulative effect of change in accounting principle, net of tax	-	(105)	-	-	-	(105)
Unrealized appreciation (depreciation) of investments	-	(13,966)	-	-	-	(13,966)
Net changes in foreign currency translation adjustments	-	-	(1,398)	-	-	(1,398)
Net gains (losses) on cash flow hedges	-	-	-	(156)	-	(156)
Net actuarial loss	-	-	-	-	(1,313)	(1,313)
Prior service credit	-	-	-	-	(12)	(12)
Deferred tax asset (liability)	-	4,948	356	52	352	5,708

Total other comprehensive income (loss)	-	(9,123)	(1,042)	(104)	(973)	(11,242)
Noncontrolling interests	-	(296)	25	-	-	(271)

Balance, December 31, 2008, net of tax	$-	$(4,452)	$(187)	$(191)	$(1,498)	$(6,328)
Adjustment on April 1, 2009*	(599)	599	-	-	-	-

Unrealized appreciation (depreciation) of investments	2,048	27,891	-	-	-	29,939
Net changes in foreign currency translation adjustments	-	-	2,932	-	-	2,932
Net gains (losses) on cash flow hedges	-	-	-	95	-	95
Net actuarial gain	-	-	-	-	397	397
Prior service credit	-	-	-	-	(27)	(27)
Deferred tax asset (liability)	(724)	(9,802)	(1,005)	(32)	(16)	(11,579)

Total other comprehensive income	1,324	18,089	1,927	63	354	21,757
Cumulative effect of change in accounting principle, net of tax	(2,537)	(6,811)	-	-	-	(9,348)
Noncontrolling interests	(2)	280	110	-	-	388

Balance, December 31, 2009, net of tax	$(1,810)	$7,145	$1,630	$(128)	$(1,144)	$5,693

*
Adjustment to reflect adoption of the new other-than-temporary impairment accounting standard.

AIG 2009 Form 10-K            312

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interests

Junior and Senior Non-Voting, Callable Preferred Interests

    In connection with the ongoing execution of its orderly asset disposition plan, as well as plans to timely repay the FRBNY Credit Facility, on November 30, 2009, AIG transferred two of its wholly owned businesses, AIA and ALICO, to two newly-created special purpose vehicles (SPVs) in exchange for all the common and preferred interests of those SPVs. On December 1, 2009, AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the Facility as discussed below and in Note 14.

    The common interests, which were retained by AIG, entitle AIG to 100 percent of the voting power of the SPVs. The voting power allows AIG to elect the boards of managers of the SPVs, who oversee the management and operation of the SPVs. Primarily due to the substantive participation rights of the preferred interests, the SPVs were determined to be variable interest entities. As the primary beneficiary of the SPVs, AIG consolidates the SPVs.

    The preferred interests are redeemable at the option of AIG and are transferable at the FRBNY's discretion. If the FRBNY obtains control of the SPVs, through a default by AIG under the FRBNY Credit Agreement or otherwise, the agreements governing the transactions explicitly prohibit redemption of the preferred interests. In the event the board of managers of either SPV initiates a public offering, liquidation or winding up or a voluntary sale of the SPV, the proceeds must be distributed to the preferred interests until the preferred interests' redemption value has been paid. The redemption value of the preferred interests is the liquidation preference, which includes any undistributed preferred returns through the redemption date, and the amount of distributions that the preferred interests would receive in the event of a 100 percent distribution to all the common and preferred interest holders at the redemption date as described below.

    The preferred interests entitle the FRBNY to veto rights over certain significant actions by the SPVs and provide the FRBNY with certain rights including the right to compel the SPVs to use their best efforts to take certain actions, including an initial public offering or a sale of the SPVs or the businesses held by the SPVs. However, a redemption of all or a portion of the preferred interests by the SPVs from the proceeds of such transactions is not required if the transactions were compelled by the FRBNY. After December 1, 2010, and prior thereto with the concurrence of the trustees of the Trust, the FRBNY can compel the holders of the common interests to sell those interests should the FRBNY decide to sell its preferred interests. Following an initial public offering, the FRBNY will have the right to exchange its preferred interests for common shares of the publicly-traded entity.

    The preferred interests in the AIA SPV have an initial liquidation preference of $16 billion and have the right to a preferred return of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter. If the preferred return is not distributed, the amount is added to the preferred interests' liquidation preference. The AIA preferred interests participate in one percent of net income after the preferred return. The AIA preferred interests are also entitled to a one percent participation right of any residual value after (i) the AIA preferred return, (ii) the participation right of one percent of AIA's net income, (iii) the liquidation preference on all preferred interests has been paid and (iv) the holders of the common interests (currently AIG) have received, including any ordinary course distributions, the sum of (i) $9 billion and (ii) the amount of any additional capital contributions other than the initial capital contribution. AIG is entitled to receive 99 percent of the remaining residual value from the disposition of AIA by the SPV.

    The preferred interests in the ALICO SPV consist of senior and junior preferred interests with liquidation preferences of $1 billion and $8 billion, respectively. The junior and senior preferred interests have a preferred return of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter. If the preferred return is not distributed, the amount is added to the preferred interests' liquidation preference. The junior preferred interests participate in five percent of any residual value after the liquidation preference and the preferred return for the then-current quarter on the senior and junior preferred interests have been paid and the holders of the common interests (currently AIG) have received, including any ordinary course distributions, the sum of (i) $6 billion

313            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (ii) the amount of any additional capital contributions other than the initial capital contribution. The senior preferred interests do not have a participating return. AIG is entitled to receive 95 percent of the remaining residual value from the disposition of ALICO by the SPV.

    The preferred interests were measured at fair value as of December 1, 2009, the date of issuance, which values were determined to be $24.4 billion. The fair value of the preferred interests was determined using two valuation techniques, the results of which were evaluated and weighted, as appropriate, when considering the reasonableness of the indicated range of values. The models included a discounted cash flow model that incorporated assumptions regarding the timing of estimated cash flows and an assessment of the appropriate discount rate, among others. The discount rates were determined using preferred stock return rates for companies comparable to AIA and ALICO, adjusted for characteristics specific to AIA and ALICO. The timing of the estimated cash flows was determined based on management's assumptions, which AIG believes are representative of market-participant assumptions. The valuation models also included an option pricing model that incorporated market-participant assumptions regarding the SPVs' enterprise value, expected term, volatility and the risk-free interest rate, among others.

    Due to the preferred interests' increasing rate preferred return from an initial rate of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter, the difference between the preferred interests' fair value of $24.4 billion and the initial liquidation preference of $25 billion is considered to be a prepaid preferred return. The prepaid preferred return, along with the preferred return and participation right, is recorded as a charge to Income (loss) from continuing operations attributable to noncontrolling, nonvoting, callable, junior and senior preferred interests held by FRBNY in the Consolidated Statement of Income (Loss).

    In a series of amendments to the FRBNY Credit Facility, the effective borrowing rate on the FRBNY Credit Facility was reduced and certain other modifications were made to the terms of the FRBNY Credit Facility. AIG determined that these modifications met the conditions of a troubled debt restructuring. Accordingly, the $600 million difference between the $24.4 billion fair value of the preferred interests and the $25 billion reduction of the outstanding balance of the FRBNY Credit Facility was deferred and will be recorded as a reduction of future interest expense over the remaining term of the FRBNY Credit Facility. Costs associated with the transactions, which were not significant, were expensed as incurred.

    Under the terms of the original FRBNY Credit Facility, mandatory payments of outstanding borrowings generally reduce the maximum amount of credit available by an equal amount. In connection with the issuance of the preferred interests, the $60 billion maximum amount of credit available under the FRBNY Credit Facility was reduced by $25 billion. As a result AIG accelerated the amortization of the unamortized prepaid commitment fee asset associated with the FRBNY Credit Facility, representing the pro-rata reduction in its borrowing capacity, and recorded a $5.2 billion charge to income recognized as Interest expense.

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

    In connection with the issuance of the AIG Series C Preferred Stock discussed above, AIG began applying the two-class method for calculating EPS. The two-class method is an earnings allocation method for computing EPS when a company's capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines EPS based on dividends declared on common stock and participating securities (i.e., distributed earnings) as well as participation rights of participating securities in any undistributed earnings.

AIG 2009 Form 10-K            314

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents computation of basic and diluted EPS:

Years Ended December 31, (dollars in millions, except per share data)	2009	2008	2007

Numerator for EPS:
Income (loss) from continuing operations	$(11,770)	$(97,634)	$6,867
Income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	140	-	-
Other	(1,527)	(944)	1,259

Total Income (loss) from continuing operations attributable to noncontrolling interests	(1,387)	(944)	1,259

Net income (loss) attributable to AIG from continuing operations	(10,383)	(96,690)	5,608

Income (loss) from discontinued operations	(543)	(2,753)	$621
Income (loss) from discontinued operations attributable to noncontrolling interests	23	(154)	29

Net income (loss) attributable to AIG from discontinued operations	(566)	(2,599)	592

Cumulative dividends on AIG Series D Preferred Stock	(1,204)	(400)	-
Deemed dividend to AIG Series D Preferred Stock exchanged for AIG Series E Preferred Stock	(91)	-	-

Net income (loss) attributable to AIG common shareholders from continuing operations	(11,678)	(97,090)	5,608

Net income (loss) attributable to AIG common shareholders from discontinued operations	$(566)	$(2,599)	$592

Denominator for EPS:
Weighted average shares outstanding – basic	135,324,896	131,714,245	129,226,796
Dilutive shares*	-	-	674,239

Weighted average shares outstanding – diluted	135,324,896	131,714,245	129,901,035

EPS attributable to AIG:
Basic
Income (loss) from continuing operations	$(86.30)	$(737.12)	$43.40
Income (loss) from discontinued operations	$(4.18)	$(19.73)	$4.58
Diluted
Income (loss) from continuing operations	$(86.30)	$(737.12)	$43.17
Income (loss) from discontinued operations	$(4.18)	$(19.73)	$4.56

*
Diluted shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the AIG Series F Warrants. The number of shares excluded from diluted shares outstanding were 12 million, 9 million and 0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, because the effect would have been anti-dilutive.

315            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Statutory Financial Data

The following table presents statutory surplus and net income (loss) for General Insurance, including non-core insurance companies, and Life Insurance & Retirement Services operations in accordance with statutory accounting practices:

Years Ended December 31, (in millions)	2009(e)	2008	2007

Statutory surplus(a):
General Insurance(b)	$37,946	$35,847	$37,705
Domestic Life Insurance & Retirement Services	13,016	11,312	14,014
Foreign Life Insurance & Retirement Services	17,873	13,199	19,198
Statutory net income (loss)(a)(c):
General Insurance(d)	2,402	216	8,018
Domestic Life Insurance & Retirement Services	702	(22,257)	1,107
Foreign Life Insurance & Retirement Services(a)	1,368	(1,301)	3,358

(a)
Statutory surplus and net income (loss) with respect to foreign operations are estimated at November 30. The basis of presentation for branches of AIA is the Hong Kong statutory filing basis. The basis of presentation for branches of ALICO is the U.S. statutory filing basis. AIG Star Life, AIG Edison Life, Philamlife and Nan Shan, which is reported as a discontinued operation, are estimated based on their respective local country filing basis.

(b)
2008 amount was increased by $1.2 billion from that previously reported.

(c)
Includes Net realized capital gains and losses and taxes.

(d)
Includes catastrophe losses, net of tax, of $34 million, $1.15 billion, and $177 million in 2009, 2008 and 2007, respectively.

(e)
Amount subject to change based on final statutory filings.

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

    At December 31, 2009, 2008 and 2007, statutory capital of AIG's insurance subsidiaries exceeded minimum company action level requirements.

Dividend Restrictions

    Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG's domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders that, in any twelve-month period, exceed the lesser of ten percent of such company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income," as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of AIG's foreign insurance subsidiaries to pay dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of these restrictions, a significant majority of the aggregate equity of AIG's consolidated subsidiaries was restricted from

AIG 2009 Form 10-K            316

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

immediate transfer to AIG parent at December 31, 2009. AIG cannot predict how regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. To AIG's knowledge, no AIG company is currently on any regulatory or similar "watch list" with regard to solvency.

    In connection with the execution of the AIA Purchase Agreement and the ALICO Purchase Agreement, on December 1, 2009, AIG, the FRBNY and each SPV entered into limited liability company agreements, which set forth the terms and conditions of the respective parties' ownership and governance rights in each SPV. Under the terms of these agreements, the AIA SPV and the ALICO SPV may only distribute funds to AIG (prior to the payment of the preferred returns and liquidation preferences on the preferred interests in each respective SPV and, in the case of the AIA SPV, a payment of 1 percent of the net income of the AIA SPV to the holders of the preferred interests in the AIA SPV for all fiscal years prior to payment of the preferred return and liquidation preference) in an aggregate amount not to exceed $200 million and $400 million, respectively, per fiscal year.

Effect of New Standards

    Effective January 1, 2009, these Domestic Life Insurance and Domestic Retirement Services insurance entities, as well as certain other AIG insurance entities were initially required to prospectively adopt SSAP 98, "Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments, an Amendment of SSAP No. 43 — Loan-backed and Structured Securities" (SSAP 98). However, in the first quarter of 2009, the NAIC subsequently delayed the effective date of SSAP No. 98 until September 30, 2009, in consideration of the FASB's issuance of a new other-than-temporary accounting standard. The NAIC subsequently promulgated SSAP 43R (Revised) — Loan-backed and Structured Securities, which was effective for the third quarter of 2009 and superseded SSAP No. 43 and also SSAP No. 98, prior to its delayed effective date. Similar to the new other-than-temporary accounting standard, SSAP No. 43R requires that credit-related other-than-temporary impairments of structured securities be measured based upon projected discounted cash flows. The Domestic Life Insurance & Retirement Services insurance entities recognized a cumulative effect adjustment upon the adoption of SSAP No. 43R that on a pre-tax basis increased regulatory capital by approximately $0.9 billion.

18. Share-based Employee Compensation Plans

    Included in AIG's Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007 was pre-tax share-based compensation expense of $209 million ($151 million after tax), $389 million ($284 million after tax), and $275 million ($216 million after tax), respectively.

Employee Plans

    As of December 31, 2009, AIG employees had been granted awards under seven different share-based employee compensation plans:

  •
  AIG 1999 Stock Option Plan, as amended (1999 Plan);

  •
  AIG 1996 Employee Stock Purchase Plan, as amended (1996 Plan);

  •
  AIG 2002 Stock Incentive Plan, as amended (2002 Plan) under which AIG has issued time-vested restricted stock units (RSUs) and performance restricted stock units (performance RSUs);

  •
  AIG 2007 Stock Incentive Plan, as amended (2007 Plan) under which AIG has issued RSUs, performance RSUs and restricted stock;

  •
  SICO's Deferred Compensation Profit Participation Plans (SICO Plans);

  •
  AIG's 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP) — the AIG DCPPP was adopted as a replacement for the SICO Plans for the 2005-2006 period. Share-based employee compensation earned under the AIG DCPPP was granted as time-vested RSUs under the 2002 Plan; and

317            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  The AIG Partners Plan replaced the AIG DCPPP. Share-based employee compensation awarded under the AIG Partners Plan was granted as performance-based RSUs under the 2002 Plan, except for the December 2007 grant which was made under the 2007 Plan.

    Although awards granted under all the plans described above, other than the 1996 Plan, remained outstanding at December 31, 2009, future grants of options, RSUs and performance RSUs can be made only under the 2007 Plan. Share option exercises and other share awards to participants were settled by issuing previously acquired shares held in AIG's treasury account through November 30, 2009. Effective December 1, 2009, AIG is settling its share-based awards by issuing AIG Common Stock. However, share awards made by SICO are settled by SICO.

Non-Employee Plans

    In 2006 and for prior years, AIG's non-employee directors received share-based compensation in the form of options granted pursuant to the 1999 Plan and grants of AIG Common Stock with delivery deferred until retirement from the Board pursuant to the AIG Director Stock Plan, which was approved by the shareholders at the 2004 Annual Meeting of Shareholders and which is now a subplan under the 2007 Plan. From and after May 16, 2007, non-employee directors receive deferred stock units (DSUs) under the 2007 Plan with delivery deferred until retirement from the Board.

    The methodology used for valuing employee stock options is also used to value director stock options. Director stock options vest one year after the grant date, but are otherwise the same as employee stock options. Commencing in 2007, directors no longer receive awards of options.

    In 2009 and 2008, AIG granted to directors 9,106 and 6,354 DSUs, respectively, including DSUs representing dividend-equivalent amounts. AIG also granted to directors 319 shares, with delivery deferred, during 2007, under the Director Stock Plan. There were no deferred shares granted in 2009 and 2008.

Stock Options

AIG 1999 Stock Option Plan

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

    At December 31, 2009, 1,352,276 shares were reserved for issuance under the 1999 and 1991 Plans and there are no shares reserved for future grants under the 1999 Plan.

Deferrals

    At December 31, 2009, AIG was obligated to issue 604,991 shares in connection with previous exercises of options with delivery deferred.

Stock Options Valuation

    AIG uses a binomial lattice model to calculate the fair value of stock option grants. A more detailed description of the valuation methodology is provided below. There were no stock options granted in 2009.

AIG 2009 Form 10-K            318

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following weighted-average assumptions were used for stock options granted:

	2008	2007

Expected annual dividend yield(a)	3.77%	1.39%
Expected volatility(b)	53.27%	32.82%
Risk-free interest rate(c)	4.43%	4.08%
Expected term(d)	4 years	7 years

(a)
The dividend yield is determined at the grant date.

(b)
In 2008 and 2007, expected volatility is the average of historical volatility (based on seven years of daily stock price changes) and the implied volatility of actively traded options on AIG shares.

(c)
The interest rate curves used in the valuation model were the U.S. Treasury STRIP rates with terms from 3 months to 10 years.

(d)
In 2008, the expected term is 4 years based on the average time to exercise derived from the output of the valuation model. In 2007, the contractual term of the option was generally 10 years with an expected term of 7 years calculated based on an analysis of historical employee and executive exercise behavior and employee turnover (post-vesting terminations). The early exercise rate is a function of time elapsed since the grant. Fifteen years of historical data were used to estimate the early exercise rate.

The following table provides a roll forward of stock option activity:

As of or for the Year Ended December 31, 2009	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Values (in millions)

Options:
Outstanding at beginning of year	1,713,282	$1,261.56		$-
Granted	-	$-		-
Exercised	-	$-		-
Forfeited or expired	(356,527)	$1,250.43		-
Cancelled	(4,479)	$1,319.88		-

Outstanding at end of year*	1,352,276	$1,264.30	3.77	$-

Options exercisable at end of year	1,255,907	$1,292.93	3.43	$-

Weighted average fair value per share of options granted	-	$-

*
Includes vested and expected-to-vest options at December 31, 2009 of 1,346,383, with a weighted average exercise price of $1,266.20, a weighted average contractual life of 3.67 years and a zero aggregate intrinsic value.

    At December 31, 2009, total unrecognized compensation cost (net of expected forfeitures) was $16 million with a blended weighted average period of 0.91 years. The cost of awards outstanding under these plans at December 31, 2009 is expected to be recognized over approximately two years.

The following table provides additional information about stock options:

As of or for the Year Ended December 31, (in millions, except weighted average grant date fair value of options granted)	2009	2008	2007

Intrinsic value of options exercised*	$-	$2	$360
Grant date fair value of options vesting	25	67	63
Weighted average grant date fair value of options granted*	-	212.20	419.40
Cash received from exercise of stock options	-	16	482
Tax benefits realized on stock option exercises	-	1	16

*
There were no options granted or exercised in 2009.

319            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Share-Based Plans

AIG 1996 Employee Stock Purchase Plan

    AIG's 1996 Plan provides that eligible employees (those employed at least one year) may receive privileges to purchase up to an aggregate of 500,000 shares of AIG Common Stock, at a price equal to 85 percent of the fair market value on the date of the grant of the purchase privilege. Purchase privileges are granted quarterly and are limited to the number of whole shares that can be purchased on an annual basis by an amount equal to the lesser of 10 percent of an employee's annual salary or $10,000.

AIG 2002 Stock Incentive Plan

    The 2002 Plan was adopted at the 2002 Annual Meeting of Shareholders and amended and restated by AIG's Board of Directors on September 18, 2002. During 2007, 8,955 RSUs, including performance RSUs, were granted under the 2002 Plan. Because the 2002 Plan has been superseded by the 2007 Plan, there were no shares reserved for issuance in connection with future awards since December 31, 2008 other than incremental amounts awarded for attaining specified criteria under the AIG DCPPP. Prior to March 2008, substantially all time-vested RSUs granted under the 2002 Plan were scheduled to vest on the fourth anniversary of the date of grant. Effective March 2008, the vesting of the December 2005 and 2006 grants was accelerated to vest on the third anniversary of the date of grant.

AIG 2007 Stock Incentive Plan

    The 2007 Plan was adopted at the 2007 Annual Meeting of Shareholders and amended and restated by AIG's Board of Directors on November 14, 2007. The total number of shares of common stock that may be issued under the Plan is 9,000,000. The 2007 Plan supersedes the 1999 Plan and the 2002 Plan. During 2009 and 2008, 12,426 and 76,700 RSUs, respectively, including performance RSUs, were granted under the 2007 Plan. Each RSU, performance RSU and DSU awarded reduces the number of shares available for future grants by 2.9 shares. At December 31, 2009, there were 6,539,985 shares reserved for future grants under the 2007 Plan. A significant majority of the time-vested RSUs granted in 2008 under the 2007 Plan vest on the third anniversary of the date of grant.

    In December 2009, AIG granted 351,259 fully-vested shares of non-transferable AIG Common Stock (restricted stock) under the 2007 Stock Incentive Plan to certain of AIG's most highly compensated employees and executive officers. The restricted stock becomes transferable either in March 2011 or on the third anniversary of grant in accordance with the terms of the employee's award.

SICO Plans

    The SICO Plans provide that shares of AIG Common Stock currently held by SICO are set aside for the benefit of the participant and distributed upon retirement. The SICO Board of Directors currently may permit an early payout of shares under certain circumstances. Prior to payout, the participant is not entitled to vote, dispose of or receive dividends with respect to such shares, and shares are subject to forfeiture under certain conditions, including but not limited to the participant's termination of employment with AIG prior to normal retirement age. The SICO Plans are also described in Note 15 herein.

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

AIG 2009 Form 10-K            320

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AIG DCPPP

    The AIG DCPPP provides share-based compensation to key AIG employees, including senior executive officers.

    The AIG DCPPP contingently allocated a fixed number of time-vested RSUs to each participant if AIG's cumulative adjusted earnings per share in 2005 and 2006 exceeded that in 2003 and 2004 as determined by AIG's Compensation Committee. This goal was met, and pursuant to the terms of the DCPPP, 184,842 time-vested RSUs were awarded in 2007. Due to the modification in March 2008, the vesting periods for these RSUs have been shortened to vest in three installments with the final installment vesting in January 2012.

    At December 31, 2009, RSU awards with respect to 107,545 shares remained outstanding.

AIG Partners Plan

    On June 26, 2006, AIG's Compensation Committee approved two grants under the AIG Partners Plan. The first grant had a performance period that ran from January 1, 2006 through December 31, 2007. The second grant has a performance period that ran from January 1, 2007 through December 31, 2008. In December 2007, the Compensation Committee approved a grant with a performance period from January 1, 2008 through December 31, 2009. The Compensation Committee approved the performance metrics for this grant in the first quarter of 2008. The first and the second grants vest 50 percent on the fourth and sixth anniversaries of the first day of the related performance period. The third grant vests 50 percent on the third and fourth anniversaries of the first day of the performance period. The Compensation Committee approved the performance metrics for the first two grants prior to the date of grant. The measurement of the first two grants is deemed to have occurred on June 26, 2006 when there was mutual understanding of the key terms and conditions of the first two grants. All grants were modified in March 2008. In 2009, 2008 and 2007, no compensation cost was recognized for the second and the third grants under the Partners Plan because the performance threshold for these awards was not met. In 2007, the compensation cost recognized in 2006 was reversed for the first grant under the Partners Plan because the performance threshold for these awards was not met.

RSUs and Performance RSUs Valuation

    The fair value of RSUs and performance RSUs is based on the closing price of AIG stock on the date of grant.

The following table presents a summary of shares relating to outstanding awards unvested under the foregoing plans*:

	Number of Shares					Weighted Average Grant-Date Fair Value
As of or for the Year Ended December 31, 2009	Time- vested RSUs	AIG DCPPP	Partners Plan	Total AIG Plan	Total SICO Plans	Time-vested RSUs	AIG DCPPP	Partners Plan	Total AIG Plans	Total SICO Plans

Unvested, beginning of year	496,286	165,737	168,162	830,185	378,960	$1,226.23	$1,147.11	$1,004.50	$1,165.52	$1,222.35
Granted	363,685	-	-	363,685	-	31.58	-	-	31.58	-
Vested	(570,763)	(65,808)	(28,009)	(664,580)	(34,623)	535.02	1,042.39	736.05	593.73	681.35
Forfeited	(65,360)	(12,240)	(119,023)	(196,623)	(24,548)	1,196.62	1,145.99	1,077.19	1,121.17	1,204.83
Cancelled	(5,009)	(9)	(162)	(5,180)	-	1,198.54	1,126.52	827.42	1,186.78	-

Unvested, end of year	218,839	87,680	20,968	327,487	319,789	$1,053.11	$1,140.99	$860.62	$1,064.32	$1,219.07

*
Options are reported under the Additional information with respect to AIG's stock option plans table above. DSUs are reported under Non-Employee Director Stock Awards. For the AIG DCPPP, includes all incremental shares granted. This table excludes 45,913 shares of fully vested restricted stock granted to a senior executive with a weighted average grant-date fair value of $33.51, which was issued under a separate agreement.

321            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total unrecognized compensation cost (net of expected forfeitures) related to non-vested share-based compensation awards granted under the 2002 Plan, the 2007 Plan, the AIG DCPPP, the AIG Partners Plan and the SICO Plans and the weighted-average periods over which those costs are expected to be recognized are as follows:

At December 31, 2009 (in millions)	Unrecognized Compensation Cost	Weighted- Average Period	Expected Period

Plans:
Time-vested RSUs – 2002 Plan	$3	0.63 years	2 years
Time-vested RSUs – 2007 Plan	$58	0.65 years	2 years
AIG DCPPP	$22	0.92 years	2 years
AIG Partners Plan	$8	1.11 years	2 years
Total AIG Plans	$91	0.76 years	2 years
Total SICO Plans	$138	5.42 years	30 years

Liability Awards

    In December 2009, AIG issued to certain of its most highly compensated employees various share-based grants, including restricted stock units, linked to AIG's stock, but requiring cash settlement. Cash settled awards are recorded as a liability until the final payout is made or the award is replaced with a stock-settled award. At the end of each reporting period, any unsettled award or unvested RSU is remeasured based on the change in fair value of one share of AIG Common Stock and the liability and expense are adjusted accordingly.

Stock Salary

    Stock salary is determined as a dollar amount through the date that salary is earned, accrues at the same time or times as the salary would otherwise be paid in cash and vests immediately upon grant. Stock salary was granted in 2009 to any individual qualifying as a senior executive officer or one of AIG's next twenty most highly compensated employees (the "Top 25"). Stock salary for a Top 25 employee (other than AIG's CEO) is settled in three equal installments on the second, third and fourth anniversary of grant, with settlement accelerated by one year if AIG reduces its federal obligations prior to the schedule of installment dates included in the award agreements. Stock salary granted to any individual qualifying as an executive officer or one of AIG's next 75 most highly compensated employees ("Top 26-100") is settled on either the first or third anniversary of grant in accordance with the terms of an employee's award. The 2009 stock salary grants issued in December 2009, were awarded retroactively to January 1, 2009 in the form of immediately vested RSUs, and the number of units awarded was based on the value of AIG Common Stock on the grant date. The RSUs will be settled in cash based on the value of AIG Common Stock on the applicable settlement date.

TARP RSUs and Other Long Term Incentive Plans

    TARP RSUs were granted on December 28, 2009 based on achievement of objective performance metrics and, when vested and transferable, will be settled in 25 percent installments in proportion to AIG's reduction of its TARP obligations. TARP RSUs granted to the Top 25 vest on the third anniversary of grant, while TARP RSUs granted to the Top 26-100 vest on the second anniversary of grant and are subject to transferability restrictions for an additional year after vesting. As a result, TARP RSUs will be proportionally cash-settled three years from the date of grant for vested participants provided that AIG settles at least 25 percent of its TARP obligation.

AIG 2009 Form 10-K            322

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of restricted stock units and related expenses pertaining to these Awards:

	Number of Shares
As of or for the Year Ended December 31, 2009	Stock Salary	TARP RSUs*

Unvested, beginning of year	-	-
Granted	1,812,198	367,875
Vested	(1,812,198)	-

Unvested, end of year	-	367,875

Compensation expense for the year (in millions)	$54	$-

*
The total unrecognized compensation cost (net of expected forfeitures) related to unvested TARP RSU awards is $10 million with a weighted-average period of 1.36 years. The cost of the awards is expected to be recognized over approximately three years.

    Additionally, AIG recorded an expense and an obligation of $9 million in December 2009 to certain employees in the Top 26-100 that will be awarded in a fixed number of RSUs in March 2010. These RSUs will be subsequently cash-settled in March 2013 based on the value of AIG Common Stock on the settlement date.

Modifications

    During the first quarter of 2008, AIG reviewed the vesting schedules of its share-based employee compensation plans, and on March 11, 2008, AIG's management and the Compensation and Management Resources Committee of AIG's Board of Directors determined that, to fulfill the objective of attracting and retaining high quality personnel, the vesting schedules of certain awards outstanding under these plans and all awards made in the future under these plans should be shortened. AIG also modified the metrics used to determine the level of performance achieved with respect to the AIG Partners Plan.

    For accounting purposes, a modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award. As a result of this modification, the incremental value related to the remaining affected awards totaled $21 million and will, together with the unamortized originally-measured compensation cost, be amortized over shorter periods. At the time of the modifications net amortization of this cost was estimated to increase by $43 million and $98 million in 2009 and 2008, respectively, with a related reduction in amortization expense of $120 million in 2010 through 2012. However, the actual amount realized in 2009 as a result of forfeitures was $12 million and the related reduction in amortization expense in 2010 through 2012 was revised to $94 million.

19. Employee Benefits

Pension Plans

    AIG, its subsidiaries and certain affiliated companies offer various defined benefit plans to eligible employees based on either completion of a specified period of continuous service or date of hire, subject to age limitations.

    AIG's U.S. qualified retirement plans are noncontributory defined benefit plans which are subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company, have attained age 21 and completed twelve months of continuous service are eligible to participate in the plans. Employees generally vest after 5 years of service. Unreduced benefits are paid to retirees at normal retirement (age 65) and are based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Non-U.S. defined benefit plans are generally either based on the employee's years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee's job grade and other factors during each year of service.

    AIG also sponsors several unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by AIG's other retirement plans. These include the AIG Excess Retirement Income Plan, which provides a benefit equal to the reduction in benefits payable to certain employees under the AIG U.S. qualified retirement plan as a result of federal tax limitations on compensation and benefits payable and the

323            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Executive Retirement Plan, which provides additional retirement benefits to designated executives. Under the Supplemental Plan, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the AIG Excess Retirement Income Plan and any comparable plans), Social Security, if any, and from any qualified pension plan of prior employers. AIG has complied with the Special Master's mandate to freeze future benefits in the non-qualified retirement plans for the Top 100 employees of AIG. The impact to AIG's financial statements was not significant.

Postretirement Plans

    AIG and its subsidiaries also provide postretirement medical care and life insurance benefits in the U.S. and in certain non-U.S. countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.

    U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Medical benefits are contributory, while the life insurance benefits are non-contributory. Retiree medical contributions vary from requiring no cost for pre-1989 retirees to requiring actual premium payments reduced by certain credits for post-1993 retirees. These contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance, Medicare coordination and a lifetime maximum benefit of $5 million.

AIG 2009 Form 10-K            324

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the funded status of the plans, reconciled to the amount reported in the Consolidated Balance Sheet. The measurement date for most of the non-U.S. defined benefit pension and postretirement plans is November 30, consistent with the fiscal year end of the sponsoring companies. For all other plans, measurement occurs as of December 31.

	Pension				Postretirement(a)
As of or for the Years Ended December 31, (in millions)	Non-U.S. Plans(b)		U.S. Plans(c)		Non-U.S. Plans		U.S. Plans
	2009	2008	2009	2008	2009	2008	2009	2008

Change in projected benefit obligation:
Benefit obligation, beginning of year	$2,080	$1,745	$3,745	$3,156	$101	$79	$285	$257
Service cost	121	112	155	132	11	8	8	8
Interest cost	60	62	219	202	4	4	16	16
Participant contributions	1	4	-	-	-	-	-	-
Actuarial (gain) loss	155	89	108	376	(9)	15	9	21
Plan amendments and mergers	(1)	1	16	-	-	-	(3)	-
Benefits paid:
AIG assets	(57)	(38)	(7)	(25)	(1)	(1)	(17)	(17)
Plan assets	(40)	(40)	(110)	(96)	-	-	-	-
Plan curtailments	(3)	(4)	(119)	-	-	-	(16)	-
Plan settlements	(46)	(25)	(320)	-	-	-	(8)	-
Foreign exchange effect	212	107	-	-	3	(5)	-	-
Other	(169)	67	-	-	(3)	1	-	-

Projected benefit obligation, end of year	$2,313	$2,080	$3,687	$3,745	$106	$101	$274	$285

Change in plan assets:
Fair value of plan assets, at beginning of year	$765	$952	$2,733	$3,129	$-	$-	$-	$-
Actual return on plan assets, net of expenses	49	(205)	541	(334)	-	-	-	-
AIG contributions	146	115	446	59	1	1	17	17
Participant contributions	1	4	-	-	-	-	-	-
Benefits paid:
AIG assets	(57)	(38)	(7)	(25)	(1)	(1)	(17)	(17)
Plan assets	(40)	(40)	(110)	(96)	-	-	-	-
Plan settlements	(46)	(25)	(241)	-	-	-	-	-
Foreign exchange effect	69	5	-	-	-	-	-	-
Other	(137)	(3)	-	-	-	-	-	-

Fair value of plan assets, end of year	$750	$765	$3,362	$2,733	$-	$-	$-	$-

Funded status, end of year	$(1,563)	$(1,315)	$(325)	$(1,012)	$(106)	$(101)	$(274)	$(285)

Amounts recognized in the consolidated balance sheet:
Assets	$23	$32	$-	$-	$-	$-	$-	$-

Liabilities	(1,586)	(1,347)	(325)	(1,012)	(106)	(101)	(274)	(285)

Total amounts recognized	$(1,563)	$(1,315)	$(325)	$(1,012)	$(106)	$(101)	$(274)	$(285)

Pre tax amounts recognized in Accumulated other comprehensive income (loss):
Net loss	$(727)	$(601)	$(921)	$(1,429)	$(10)	$(21)	$(7)	$(12)

Prior service (cost) credit	58	66	(15)	1	(1)	-	(16)	(23)

Total amounts recognized	$(669)	$(535)	$(936)	$(1,428)	$(11)	$(21)	$(23)	$(35)

(a)
AIG does not currently fund postretirement benefits.

(b)
Includes unfunded plans for which the aggregate pension benefit obligation was $990 million and $859 million at December 2009 and 2008, respectively. For 2009 and 2008, approximately 79 percent and 82 percent pertain to Japanese plans, which are not required by local regulation to be funded. The projected benefit obligation for these plans total $785 million and $702 million, respectively.

(c)
Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $224 million and $270 million at December 2009 and 2008, respectively.

325            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the accumulated benefit obligations for non-U.S. and U.S. pension benefit plans:

At December 31, (in millions)	2009	2008

Non-U.S. pension benefit plans	$2,099	$1,862
U.S. pension benefit plans	$3,131	$3,219

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
At December 31, (in millions)	Non-U.S. Plans		U.S. Plans		Non-U.S. Plans		U.S. Plans
	2009	2008	2009	2008	2009	2008	2009	2008

Projected benefit obligation	$2,249	$2,000	$3,687	$3,745	$2,216	$1,840	$237	$3,745
Accumulated benefit obligation	2,099	1,800	3,131	3,219	2,035	1,676	192	3,219
Fair value of plan assets	663	652	3,362	2,733	650	519	11	2,733

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in Accumulated other comprehensive income (loss) with respect to the defined benefit pension plans and other postretirement benefit plans:

	Pension						Postretirement
	Non-U.S. Plans			U.S. Plans			Non-U.S. Plans			U.S. Plans
(in millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$121	$112	$90	$155	$132	$135	$11	$8	$5	$8	$8	$11
Interest cost	60	62	50	219	202	186	4	4	3	16	16	15
Expected return on assets	(31)	(44)	(36)	(226)	(235)	(216)	-	-	-	-	-	-
Amortization of prior service credit	(13)	(11)	(10)	-	(1)	(3)	-	-	-	-	-	(2)
Amortization of transitional obligation	-	-	1	-	-	-	-	-	-	-	-	-
Amortization of net loss	41	29	9	88	22	43	1	-	-	1	-	-
Plan curtailments	(2)	(5)	-	(4)	-	-	-	-	-	1	-	-
Plan settlements	11	4	1	14	-	-	-	-	-	(8)	-	-
Other	1	-	-	-	2	14	-	-	-	-	5	-

Net periodic benefit cost	$188	$147	$105	$246	$122	$159	$16	$12	$8	$18	$29	$24

Total recognized in Accumulated other comprehensive income (loss)	$(134)	$(361)	$10	$492	$(917)	$155	$11	$(16)	$2	$10	$(17)	$7

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(322)	$(508)	$(95)	$246	$(1,039)	$(4)	$(5)	$(28)	$(6)	$(8)	$(46)	$(17)

    The estimated net loss and prior service credit that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $96 million and $9 million, respectively, for AIG's combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net loss, prior service credit and transition obligation that will be amortized into net periodic benefit cost over the next fiscal year will be less than $2 million in the aggregate.

    The annual pension expense in 2010 for the AIG U.S. and non-U.S. defined benefit pension plans is expected to be approximately $352 million. A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2010 expense by approximately $101 million and $41 million, respectively, with all other items remaining

AIG 2009 Form 10-K            326

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2010 expense by approximately $110 million and $41 million, respectively, with all other items remaining the same.

Curtailments and Settlements

    In connection with the sale of HSB on March 31, 2009, AIG recognized in income as part of the net gain from the sale, a net settlement gain of $57 million due to the transfer of certain HSB-sponsored pension plans in the first quarter.

    In connection with the sale of 21st Century Insurance Group on July 1, 2009, AIG remeasured certain of its domestic pension and postretirement plans to determine the curtailment and settlement effects. The assumptions used in the remeasurement were the same as those disclosed below except for the discount rate. The discount rate used was 6.25 percent, which was derived from the rounded unadjusted Citigroup Pension Discount Curve at June 30, 2009. The remeasurement resulted in a decrease to Accumulated other comprehensive loss of approximately $123 million and a net loss of approximately $59 million, which was reflected in the loss from the sale of 21st Century. The remeasurement did not have a significant effect on the estimated 2009 expense for the AIG U.S. Retirement Plan.

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension		Postretirement
	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*	U.S. Plans

December 31, 2009
Discount rate	1.75 - 11.25%	6.00%	2.00 - 9.25%	6.00%
Rate of compensation increase	1.50 - 8.00%	4.00%	3.00 - 6.00%	4.00%

December 31, 2008
Discount rate	2.00 - 15.00%	6.00%	1.50 - 7.25%	6.00%
Rate of compensation increase	2.50 - 10.00%	4.25%	3.00 - 4.00%	4.25%

*
The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2009	2008

Following year:
Medical (before age 65)	8.00%	9.00%
Medical (age 65 and older)	7.00%	7.00%

Ultimate rate to which cost increase is assumed to decline	4.50%	5.00%

Year in which the ultimate trend rate is reached:
Medical (before age 65)	2027 *	2018
Medical (age 65 and older)	2027 *	2018

*
Increase in ultimate trend rate is based on the current expectation of future increases in medical and prescriptions drug costs.

327            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A one percent point change in the assumed healthcare cost trend rate would have the following effect on AIG's postretirement benefit obligations:

	One Percent Increase		One Percent Decrease
At December 31, (in millions)
	2009	2008	2009	2008

Non-U.S. plans	$13	$14	$(10)	$(11)
U.S. plans	$5	$6	$(4)	$(5)

    AIG's postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate are subject to caps for U.S. plans. AIG's non-U.S. postretirement plans are not subject to caps.

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

At December 31,	Pension			Postretirement
	Non-U.S. Plans(a)	U.S. Plans		Non-U.S. Plans(a)	U.S. Plans

2009
Discount rate	2.00 - 15.00%	6.00%/6.25	%(b)	1.50 - 7.25%	6.00%/6.25	%(b)
Rate of compensation increase	2.50 - 10.00%	4.25%		3.00 - 4.00%	4.25%
Expected return on assets	2.75 - 12.50%	7.75%		N/A	N/A
2008
Discount rate	2.00 - 11.00%	6.50%		2.75 - 6.50%	6.50%
Rate of compensation increase	1.50 - 9.00%	4.25%		3.00 - 3.50%	4.25%
Expected return on assets	2.75 - 9.75%	7.75%		N/A	N/A
2007
Discount rate	2.25 - 10.75%	6.00%		4.00 - 5.75%	6.00%
Rate of compensation increase	1.50 - 10.00%	4.25%		3.00%	4.25%
Expected return on assets	2.50 - 10.50%	8.00%		N/A	N/A

(a)
The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

(b)
As a result of the sale of 21st Century, certain U.S. plans were remeasured utilizing a 6.25 percent discount rate.

Discount Rate Methodology

    The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2009 and 2008 and an equivalent single discount rate was derived that resulted in the same liability. This single discount rate was rounded to the nearest 25 basis points, namely 6.0 percent at both December 31, 2009 and 2008. The rates applied to other U.S. plans were consistent with those discussed above.

    In general, the discount rate for non-U.S. pension plans are selected by reference to high quality corporate bonds in developed markets or local government bonds where developed markets are not as robust or nonexistent. Both funded and unfunded plans for Japan represent over 74 percent and 71 percent of the liabilities of AIG's non-U.S. pension plans at December 31, 2009 and 2008, respectively. The discount rate of 1.75 percent for Japan was selected by reference to the published Moody's/S&P AA Corporate Bond Universe at the measurement date based on the duration of the plans' liabilities.

Plan Assets

    The investment strategy with respect to assets relating to AIG's U.S. and non-U.S. pension plans is designed to achieve investment returns that will (a) provide for the benefit obligations of the plans over the long term; (b) limit

AIG 2009 Form 10-K            328

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the risk of short-term funding shortfalls; and (c) maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including but not limited to, volatility relative to the benefit obligations, diversification and concentration, and the risk and rewards profile indigenous to each asset class.

    There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2009 or 2008.

U.S. pension plans

    The long-term strategic asset allocation is reviewed and revised approximately every three years. The plans' assets are monitored by the investment committee of AIG's Retirement Board and the investment managers, which can entail allocating the plans assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

    At December 31, 2009, the actual asset allocation for the primary asset classes was 56 percent in equity securities, 25 percent in fixed income securities, 16 percent in other investments, and 3 percent in cash and cash equivalents. The 2010 target asset allocation for the primary asset classes is 45 percent in equity securities, 30 percent in fixed income securities, and 25 percent in other investments, which may include hedge funds, private equity investments, insurance contracts and commodities. The actual allocation may differ from the target allocation at any particular point in time.

    The U.S. pension plans hold a group annuity contract with US Life, an AIG subsidiary, which totaled $34 million and $36 million at December 31, 2009 and 2008, respectively.

    The expected long-term rate of return for the plans was 7.75 percent for both 2009 and 2008. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by AIG together are expected to maintain the plans' ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Non-U.S. pension plans

    The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed income securities to maximize the long-term return on assets for a given level of risk.

    At December 31, 2009, the actual aggregate asset class allocation was 46 percent in equity securities, 27 percent in fixed income securities, 22 percent in other investments and 5 percent in cash and cash equivalents. The 2010 target allocation for the asset classes is 43 percent in equity securities, 29 percent in fixed income securities, 18 percent in other investments (which may include hedge funds, private equity investments, and insurance contracts), 6 percent in real estate, and 4 percent in cash and cash equivalents.

    The expected long-term rates of return for the non-U.S. pension plans ranged from 2.75 percent to 12.50 percent and 2.75 percent to 9.75 percent for the years ended December 31, 2009 and 2008, respectively. The expected rate of return for each country is an aggregation of expected returns within each asset class for such country. For each country, the return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change. The expected asset return and any contributions made by AIG together are expected to maintain the plan's ability to meet all required benefit obligations.

    The non-U.S. pension plans hold an insurance contract with AIG Star Life, an AIG subsidiary, which totaled $79 million and $90 million at December 31, 2009 and 2008, respectively.

329            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value

    In accordance with the accounting standard on Employers' Disclosures about Postretirement Benefit Plan Assets, AIG is required to disclose the level of the fair value measurement of its plan assets. The inputs and methodology used in determining the fair value of the plan assets are consistent with those used by AIG to measure its assets as noted in Note 5 herein.

The following table presents information about AIG's plan assets based on the level within the fair value hierarchy in which the fair value measurement falls:

	Non-U.S. Plans				U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

At December 31, 2009
Assets:
Cash & cash equivalents	$36	$-	$-	$36	$85	$2	$-	$87
Equity securities:
U.S.(a)	89	-	-	89	1,420	50	-	1,470
International(b)	219	35	-	254	392	16	-	408
Fixed income securities:
U.S. investment grade(c)	-	9	-	9	-	422	1	423
International investment grade(c)	-	114	-	114	-	-	-	-
U.S. high yield(d)	-	-	-	-	-	132	1	133
International high yield	-	79	-	79	-	-	-	-
Mortgage backed securities(e)	-	-	-	-	-	240	52	292
Other asset-backed	-	-	-	-	-	5	-	5
Other investment types:
Hedge funds(f)	-	21	-	21	-	302	-	302
Commodities	-	-	-	-	-	33	-	33
Real estate	-	-	19	19	-	-	-	-
Private equity(g)	-	-	21	21	-	-	175	175
Insurance contracts	-	79	29	108	-	34	-	34

Total	$344	$337	$69	$750	$1,897	$1,236	$229	$3,362

(a)
Includes index funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.

(b)
Includes investments in companies in emerging and developed markets.

(c)
Represents investments in U.S. and non-U.S. government issued bonds, U.S. government agency or sponsored agency bonds, and investment grade corporate bonds.

(d)
Consists primarily of investments in securities or debt obligations that have a rating below investment grade.

(e)
Comprised primarily of investments that are guaranteed by a U.S. government agency.

(f)
Includes funds comprised of macro, event driven, long/short equity, and controlled risk hedge fund strategies and a separately managed controlled risk strategy.

(g)
Includes funds that are diverse by geography, investment strategy, and sector.

    The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. Based on AIG's investment strategy, AIG has no significant concentrations of risks.

AIG 2009 Form 10-K            330

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Level 3 fair value measurements

The following table presents changes in AIG's non-U.S. and U.S. Level 3 plan assets measured at fair value:

(in millions)	Balance at January 1, 2009	Net Realized and Unrealized Gains (Losses)	Purchases, Sales, Issuances and Settlements-Net	Transfers In (Out)	Balance at December 31, 2009	Changes in Unrealized Gains (Losses) on Instruments Held at December 31, 2009

Non-U.S. Plan Assets:
Real estate	$22	$(3)	$-	$-	$19	$(3)
Private equity	17	4	-	-	21	-
Insurance contracts	24	2	3	-	29	-

Total	$63	$3	$3	$-	$69	$(3)

U.S. Plan Assets:
Fixed income
U.S. investment grade	$3	$1	$(3)	$-	$1	$-
U.S. high yield	1	-	-	-	1	-
Mortgage backed securities	19	4	(6)	35	52	(44)
Other asset-backed securities	30	(1)	(34)	5	-	-
Equities – U.S.	1	-	-	(1)	-	-
Private equity	159	33	(18)	1	175	(19)

Total	$213	$37	$(61)	$40	$229	$(63)

Expected Cash Flows

    Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. This range is generally not determined until the fourth quarter. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. Supplemental and excess plans' payments and postretirement plan payments are deductible when paid.

    During 2009 AIG contributed $592 million to its U.S. and non-U.S. pension plans. The annual pension contribution in 2010 is expected to be approximately $134 million for non-U.S. and certain U.S. plans. These estimates are subject to change, since contribution decisions are affected by various factors including AIG's liquidity, asset dispositions, market performance and management's discretion.

The expected future benefit payments, net of participants' contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans

2010	$108	$130	$1	$19
2011	114	142	1	20
2012	120	155	2	20
2013	130	169	2	21
2014	132	182	2	22
2015 - 2019	710	1,141	13	126

331            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans

    In addition to several small defined contribution plans, AIG sponsors a voluntary savings plan for U.S. employees which provides for salary reduction contributions by employees and matching U.S. contributions by AIG of up to seven percent of annual salary depending on the employees' years of service. Pre-tax expense associated with this plan was $109 million, $124 million and $114 million in 2009, 2008 and 2007, respectively.

20. Ownership and Transactions With Related Parties

    (a)  Ownership:  According to the Schedule 13D filed on June 5, 2009 by Maurice R. Greenberg, Edward E. Matthews, Starr International Company, Inc. (Starr International), C.V. Starr & Co. (CV Starr), Inc., Universal Foundation, Inc. (Universal Foundation), The Maurice R. and Corinne P. Greenberg Family Foundation, Inc., Maurice R. and Corinne P. Greenberg Joint Tenancy Company, LLC and C.V. Starr & Co., Inc. Trust, Mr. Greenberg, Mr. Matthews, Starr International, CV Starr and Universal Foundation could be deemed to beneficially own 14,146,455 shares of AIG Common Stock at that date. Based on the shares of AIG Common Stock outstanding at January 29, 2010, this ownership would represent approximately 10.5 percent of the common stock of AIG. Although these reporting persons may have made filings under Section 16 of the Securities Exchange Act of 1934 (the Exchange Act), reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to June 5, 2009.

    (b)  Reinsurance:  Following its deconsolidation, after confirmation from the New York Insurance Department that AIG is not considered to control Transatlantic notwithstanding AIG's ownership of 13.9 percent of Transatlantic's common stock outstanding, AIG no longer considers Transatlantic to be a related party. At December 31, 2009, AIG's credit exposure to Transatlantic in the form of uncollateralized reinsurance assets totaled approximately $1.6 billion and Transatlantic represented AIG's largest third-party reinsurer. Transatlantic's core operating subsidiaries have financial strength ratings of A by A.M. Best and A+ by S&P.

    (c)  For discussion of the AIG Series C Preferred Stock and the ownership by the Trust, see Note 16 herein.

21. Federal Income Taxes

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pretax income (loss) was generated.

Years ended December 31, (in millions)	2009	2008	2007

U.S.	$(16,993)	$(105,179)	$(3,957)
Foreign	3,345	(1,349)	12,091

Total	$(13,648)	$(106,528)	$8,134

AIG 2009 Form 10-K            332

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the provision for income taxes:

Years Ended December 31, (in millions)	2009	2008	2007

Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$1,723	$1,534	$3,119
Deferred	481	(2,329)	311
U.S.:
Current	58	169	61
Deferred	(4,140)	(8,268)	(2,224)

Total	$(1,878)	$(8,894)	$1,267

AIG's actual income tax (benefit) expense from continuing operations differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

Years Ended December 31,	2009		2008		2007
(dollars in millions)	Amount	Percent of Pre-tax Income (loss)	Amount	Percent of Pre-tax Income (loss)	Amount	Percent of Pre-tax Income (loss)

U.S. federal income tax at statutory rate	$(4,776)	35.0%	$(37,284)	35.0%	$2,847	35.0%
Adjustments:
Valuation allowance	2,916	(21.4)	20,673	(19.4)	-	-
Uncertain tax positions	893	(6.5)	1,113	(1.0)	621	7.6
Tax exempt interest	(680)	5.0	(843)	0.8	(823)	(10.1)
Variable interest entity (income) loss	435	(3.2)	279	(0.3)	(312)	(3.8)
State income taxes	189	(1.4)	(63)	0.1	45	0.6
Investment in subsidiaries	(845)	6.2	4,341	(4.1)	(37)	(0.5)
Effect of foreign operations	(146)	1.1	(454)	0.4	(432)	(5.3)
Dividends received deduction	(147)	1.1	(144)	0.1	(129)	(1.6)
Other	283	(2.1)	3,488	(3.3)	(513)	(6.3)

Actual income tax expense (benefit)	$(1,878)	13.8%	$(8,894)	8.3%	$1,267	15.6%

    The effective tax rate on the pre-tax loss from continuing operations for the year ended December 31, 2009 was lower than the statutory rate of 35 percent due primarily to increases in the valuation allowance and reserve for uncertain tax positions, partially offset by tax exempt interest and the change in investment in subsidiaries which was principally related to changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries.

    The effective tax rate on the pre-tax loss from continuing operations for the year ended December 31, 2008 was lower than the statutory rate of 35 percent due primarily to the change in investment in subsidiaries and a valuation allowance to reduce deferred tax assets to the amount that AIG believes is more likely than not to be realized.

    The effective tax rate on the pre-tax loss from continuing operations for the year ended December 31, 2007 was lower than the statutory rate of 35 percent due primarily to increases in tax exempt interest and the effect of foreign operations, partially offset by an increase in uncertain tax positions.

    In connection with AIG's restructuring and anticipated sales of certain of its businesses, at December 31, 2008, AIG recorded a deferred tax liability reflecting the difference between the carrying value of each company expected to be sold and its tax basis (i.e., its outside basis difference). AIG recorded $4.3 billion of tax expense in 2008 associated with the change in indefinite reinvestment assertions and realization assumptions related to the outside basis differences in foreign affiliates. During 2009, AIG recorded a $900 million tax benefit, of which $800 million is related

333            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the outside basis difference in U.S. companies and joint ventures, and $100 million related to the tax effect of the unremitted earnings of foreign affiliates and the effect of actual dispositions.

    Included in Additional paid-in capital is a deferred tax charge primarily related to the step-up in tax basis of assets associated with the AIA and ALICO SPV transactions and the related tax valuation allowance provided with respect to ALICO, offset by the tax effect of those transactions on the outside basis difference of certain AIG subsidiaries.

The following table presents the components of the net deferred tax asset:

December 31, (in millions)	2009	2008

Deferred tax assets:
Losses and tax credit carryforwards	$26,204	$25,632
Unrealized loss on investments	8,651	12,401
Adjustment to life policy reserves	2,794	3,226
Accruals not currently deductible, and other	2,616	1,454
Investments in foreign subsidiaries and joint ventures	2,194	-
Loss reserve discount	1,613	2,105
Loan loss and other reserves	1,461	1,166
Unearned premium reserve reduction	1,467	1,179
Employee benefits	1,088	1,163
Unrealized losses related to available-for-sale debt securities	-	3,649

Total deferred tax assets*	48,088	51,975

Deferred tax liabilities:
Deferred policy acquisition costs	(12,110)	(11,462)
Flight equipment, fixed assets and intangible assets	(5,030)	(5,593)
Unrealized gains related to available-for-sale debt securities	(835)	-
Investments in foreign subsidiaries and joint ventures	-	(2,321)
Other	(524)	(717)

Total deferred tax liabilities	(18,499)	(20,093)

Net deferred tax asset before valuation allowance	29,589	31,882
Valuation allowance	(23,705)	(20,896)

Net deferred tax asset	$5,884	$10,986

*
AIG has federal net operating loss carryforwards as of December 31, 2009 and 2008 in the amount of $35.2 billion and $47.3 billion, and unused foreign tax credits of $2.8 billion and $2.2 billion, respectively. Net operating loss carryforwards may be carried forward for twenty years from the date they were incurred while unused foreign tax credits may be carried forward for ten years from the date they were incurred. As of December 31, 2009, AIG has capital loss carryforwards of $22.4 billion, which will primarily expire in four years. AIG has recorded deferred tax assets for general business credits of $257 million and $260 million, and deferred tax assets for minimum tax credits of $188 million and $250 million for the years ending December 31, 2009 and 2008, respectively. Unused general business credits will expire in twenty years, while unused minimum tax credits are available for future use without expiration.

Valuation Allowances on Deferred Tax Assets:

    The application of U.S. GAAP requires AIG to evaluate the recoverability of deferred tax assets and establish a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

AIG 2009 Form 10-K            334

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    When making its assessment about the realization of its deferred tax assets at December 31, 2009, AIG considered all available evidence, as required by income tax accounting guidance, including:

  •
  the nature, frequency, and severity of current and cumulative financial reporting losses;

  •
  transactions completed, including the AIA and ALICO SPV transactions on December 1, 2009 and the sale of the Otemachi building in Tokyo, and transactions expected to be completed in the near future;

  •
  the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards; and

  •
  tax planning strategies that would be implemented, if necessary, to protect the loss of the deferred tax assets.

    Estimates of future taxable income generated from specific transactions and tax planning strategies discussed above could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG's consolidated financial condition or its results of operations for an individual reporting period.

    At December 31, 2009 and 2008, AIG recorded consolidated net deferred tax assets after valuation allowances of $5.9 billion and $11 billion, respectively. At December 31, 2009 and 2008, AIG recorded consolidated deferred tax asset valuation allowances of $23.7 billion and $20.9 billion, respectively.

    At December 31, 2009 and 2008, AIG's U.S. consolidated income tax group had net deferred tax assets after valuation allowance of $8.2 billion and $10.2 billion, respectively. Realization of AIG's net deferred tax asset depends upon its ability to generate sufficient earnings from transactions expected to be completed in the near future and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets, but does not depend on projected future operating income.

    At December 31, 2009 and 2008, AIG had net deferred tax liabilities of $2.7 billion and $2.8 billion, respectively, related to foreign subsidiaries, certain domestic subsidiaries that file separate tax returns and state and local tax obligations, and $413 million and $3.6 billion, respectively, of deferred tax assets related to items of other comprehensive income.

    At December 31, 2009 and 2008, AIG had deferred tax asset valuation allowances of $3.3 billion and $0.3 billion, respectively, related to foreign subsidiaries, certain domestic subsidiaries that file separate tax returns and state and local tax obligations.

    At December 31, 2009 and 2008, AIG had deferred tax assets related to stock compensation of $178 million and $239 million, respectively. Due to AIG's current stock price, these deferred tax assets may not be realizable in the future. The accounting guidance for share based payments precludes AIG from recognizing an impairment charge on these assets until the related stock awards are exercised, vest or expire. Any charge associated with the deferred tax assets is reported in Additional paid-in capital until the pool of previously recognized tax benefits recorded in Additional paid-in capital is reduced to zero. Income tax expense would be recognized for any additional charge. At December 31, 2009 and 2008, the pool of previously recognized tax benefits recorded in Additional paid-in capital was $142.6 million and $242.4 million, respectively.

Tax Examinations and Litigation

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

335            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The statute of limitations for all tax years prior to 2000 has now expired for AIG's consolidated federal income tax return. AIG is currently under examination for the tax years 2000 through 2005.

    In April 2008, AIG filed a refund claim for years 1997 through 2006. A refund claim filed in June 2007 for years 1991 through 1996 is pending. These refund claims relate to the tax effects of the restatements of AIG's 2004 and prior financial statements.

    On March 20, 2008, AIG received a Statutory Notice of Deficiency (Notice) from the IRS for years 1997 to 1999. The Notice asserted that AIG owes additional taxes and penalties for these years primarily due to the disallowance of foreign tax credits associated with cross-border financing transactions. The transactions that are the subject of the Notice extend beyond the period covered by the Notice, and it is likely that the IRS will seek to challenge these later periods. It is also possible that the IRS will consider other transactions to be similar to these transactions. AIG has paid the assessed tax plus interest and penalties for 1997. On February 26, 2009, AIG filed a complaint in the United States District Court for the Southern District of New York seeking a refund of approximately $306 million in taxes, interest and penalties paid with respect to its 1997 taxable year. AIG alleges that the IRS improperly disallowed foreign tax credits and that AIG's taxable income should be reduced as a result of AIG's 2005 restatement of its consolidated financial statements. AIG has also paid additional taxes, interest, and penalties assessed for 1998 and 1999. AIG will vigorously defend its position, and continues to believe that it has adequate reserves for any liability that could result from the IRS actions.

Accounting for Uncertainty in Income Taxes

The following table presents a rollforward of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Year Ended December 31, (in millions)	2009	2008	2007

Gross unrecognized tax benefits, beginning of year	$3,368	$1,310	$1,138
Agreed audit adjustments with taxing authorities included in the beginning balance	-	-	(188)
Increases in tax positions for prior years	1,628	1,339	626
Decreases in tax positions for prior years	(176)	(314)	(189)
Increases in tax positions for current year	142	1,092	82
Lapse in statute of limitations	(47)	(26)	(1)
Settlements	(9)	(25)	(178)
Activity of discontinued operations	(2)	(8)	20
Unrecognized tax benefits of held-for-sale entities	(61)	-	-

Gross unrecognized tax benefits, end of year	$4,843	$3,368	$1,310

    At December 31, 2009, 2008 and 2007, AIG's unrecognized tax benefits, excluding interest and penalties, were $4.8 billion, $3.4 billion, and $1.3 billion, respectively. AIG's unrecognized tax benefits, excluding interest and penalties, increased in 2009 by approximately $1.4 billion primarily due to foreign tax credits associated with cross border financing transactions, income and expense allocations across tax jurisdictions and taxable years, and tax matters related to tax jurisdictions other than federal. At December 31, 2009, 2008 and 2007, AIG's unrecognized tax benefits included $1.4 billion, $665 million and $299 million, respectively, related to tax positions the disallowance of which would not affect the effective tax rate as they relate to such factors as the timing, rather than the permissibility, of the deduction. Accordingly, at December 31, 2009, 2008 and 2007, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.4 billion, $2.7 billion and $1.0 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2009 and 2008, AIG had accruals of $835 million and $426 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2009, 2008 and 2007, AIG recognized $399 million,

AIG 2009 Form 10-K            336

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$201 million and $170 million, respectively, of interest (net of the federal benefit) and penalties in the Consolidated Statement of Income (Loss).

    AIG continually evaluates adjustments proposed by taxing authorities in arriving at its estimate of unrecognized tax benefits and related reserves at each period end. The effects of any adjustments resulting in a loss are generally accrued for as part of the unrecognized tax benefits or related reserves. However, the effects of any unanticipated adjustments or the resolution of adjustments compared to AIG's estimates could be material to AIG's consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2009	Open Tax Years

Major Tax Jurisdiction
United States	2000 - 2008
France	2006 - 2008
Hong Kong	2003 - 2008
Japan	2004 - 2008
Korea	2005 - 2008
Malaysia	2002 - 2008
Singapore	2001 - 2008
Taiwan	2003 - 2008
Thailand	2007 - 2008
United Kingdom	2007 - 2008

337            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Quarterly Financial Information (Unaudited)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)
	2009	2008	2009	2008	2009	2008	2009	2008

Total revenues	$18,570	$12,255	$27,743	$18,325	$25,329	$34	$24,362	$(23,718)
Income (loss) from continuing operations before income taxes	(6,210)	(11,207)	520	(8,687)	(356)	(27,509)	(7,602)	(59,125)
Income (loss) from discontinued operations, net of tax	(77)	(40)	594	(54)	(66)	(1,870)	(994)	(789)
Net income (loss)	(5,133)	(7,727)	1,845	(5,399)	(15)	(24,705)	(9,010)	(62,556)
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-	-	-	-	140	-
Other	(772)	75	10	(30)	(471)	(208)	(294)	(781)

Total income (loss) from continuing operations attributable to noncontrolling interests	(772)	75	10	(30)	(471)	(208)	(154)	(781)
Net income (loss) attributable to AIG	$(4,353)	$(7,805)	$1,822	$(5,357)	$455	$(24,468)	$(8,873)	$(61,659)

Earnings (loss) per common share:
Basic
Income (loss) from continuing operations	$(39.16)	$(61.41)	$1.44	$(40.81)	$0.78	$(167.40)	$(58.05)	$(454.01)
Income (loss) from discontinued operations	$(0.51)	$(0.34)	$0.86	$(0.32)	$(0.10)	$(13.62)	$(7.46)	$(4.98)
Diluted
Income (loss) from continuing operations	$(39.16)	$(61.41)	$1.44	$(40.81)	$0.77	$(167.40)	$(58.05)	$(454.01)
Income (loss) from discontinued operations	$(0.51)	$(0.34)	$0.86	$(0.32)	$(0.09)	$(13.62)	$(7.46)	$(4.98)

Weighted average shares outstanding:
Basic	135,252,869	126,400,579	135,281,740	130,248,736	135,293,841	135,169,101	135,446,727	135,207,631
Diluted	135,252,869	126,400,579	135,336,440	130,248,736	135,456,372	135,169,101	135,446,727	135,207,631

Noteworthy quarterly items income (expense):
Credit valuation adjustment	$1,787	$28	$(37)	$(474)	$(645)	$(987)	$393	$(7,829)
Other-than-temporary impairments	(3,929)	(5,317)	(974)	(6,508)	(1,746)	(19,226)	(1,130)	(17,598)
Net gain (loss) on sale of divested businesses	250	-	(566)	-	(885)	-	(70)	-
Adjustment to deferred tax valuation allowance	(1,633)	-	1,829	-	(430)	(3,329)	(2,682)	(17,344)
Accelerated amortization of prepaid commitment asset	—	—	—	—	—	—	(5,185)	(6,576)

Out of period adjustments

    As discussed in Note 1, AIG recorded out of period adjustments affecting previously reported 2009 quarterly results.

23. Information Provided in Connection With Outstanding Debt

    The following condensed consolidating financial statements reflect the results of AIG Life Holdings (US), Inc. (AIGLH), formerly known as American General Corporation, a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

AIG 2009 Form 10-K            338

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH(a)	Other Subsidiaries	Eliminations	Consolidated AIG

December 31, 2009
Assets:
Investments(a)	$10,702	$-	$736,977	$(146,514)	$601,165
Cash	57	2	4,341	-	4,400
Loans to subsidiaries(b)	72,926	-	(72,926)	-	-
Debt issuance costs, including prepaid commitment asset of $7,099	7,383	-	159	-	7,542
Investment in consolidated subsidiaries(b)	71,419	28,580	(980)	(99,019)	-
Other assets, including current and deferred income taxes	10,986	2,618	164,670	(175)	178,099
Assets of businesses held for sale	-	-	56,379	-	56,379

Total assets	$173,473	$31,200	$888,620	$(245,708)	$847,585

Liabilities:
Insurance liabilities	$-	$-	$461,706	$(409)	$461,297
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	4,739	-	4,739
Federal Reserve Bank of New York credit facility	23,435	-	-	-	23,435
Other debt	45,435	2,097	210,513	(144,747)	113,298
Other liabilities, including intercompany balances(a)(d)	34,779	4,209	60,134	(1,940)	97,182
Liabilities of businesses held for sale	-	-	48,599	-	48,599

Total liabilities	103,649	6,306	785,691	(147,096)	748,550

Redeemable noncontrolling interests in partially owned consolidated subsidiaries	-	-	177	782	959

Total AIG shareholders' equity	69,824	24,894	83,303	(108,197)	69,824
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	15,596	8,944	24,540
Other (including $2.2 billion associated with businesses held for sale in 2009)	-	-	3,853	(141)	3,712

Total noncontrolling interests	-	-	19,449	8,803	28,252

Total equity	69,824	24,894	102,752	(99,394)	98,076

Total liabilities and equity	$173,473	$31,200	$888,620	$(245,708)	$847,585

December 31, 2008
Assets:
Investments(a)	$16,110	$-	$753,181	$(132,379)	$636,912
Cash	103	-	8,539	-	8,642
Loans to subsidiaries(b)	64,283	-	(64,283)	-	-
Debt issuance costs, including prepaid commitment asset of $15,458	15,743	-	172	-	15,915
Investment in consolidated subsidiaries(b)	65,724	23,256	34,499	(123,479)	-
Other assets	11,707	2,626	184,923	(307)	198,949

Total assets	$173,670	$25,882	$917,031	$(256,165)	$860,418

Liabilities:
Insurance liabilities	$-	$-	$503,171	$(103)	$503,068
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	15,105	-	15,105
Federal Reserve Bank of New York credit facility	40,431	-	-	-	40,431
Other debt	47,928	2,097	219,596	(131,954)	137,667
Other liabilities, including intercompany balances(a)(b)	32,601	3,063	64,804	953	101,421

Total liabilities	120,960	5,160	802,676	(131,104)	797,692

Redeemable noncontrolling interests in partially owned consolidated subsidiaries	-	-	1,921	-	1,921

Total AIG shareholders' equity	52,710	20,722	103,489	(124,211)	52,710
Noncontrolling interests	-	-	8,945	(850)	8,095

Total equity	52,710	20,722	112,434	(125,061)	60,805

Total liabilities and equity	$173,670	$25,882	$917,031	$(256,165)	$860,418

(a)
Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(b)
Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(c)
Eliminated in consolidation.

(d)
For 2009 and 2008, includes intercompany tax payable of $28.7 billion and $26.4 billion, respectively, for American International Group, Inc. (As Guarantor) and $266 million and $255 million, respectively, for AIGLH.

339            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Eliminations	Consolidated AIG

Year Ended December 31, 2009
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(3,479)	$(472)	$-	$3,951	$-
Dividend income from consolidated subsidiaries(a)	2,002	169	-	(2,171)	-
Change in fair value of ML III	(1,401)	-	1,820	-	419
Other revenue(b)	4,166	199	91,220	-	95,585

Total revenues	1,288	(104)	93,040	1,780	96,004

Expenses:
Accrued and compounding interest	2,022	-	-	-	2,022
Amortization of prepaid commitment asset	8,359	-	-	-	8,359

Total Interest expense on FRBNY Credit Facility	10,381	-	-	-	10,381
Other interest expense	2,496	355	2,137	-	4,988
Restructuring expenses and related asset impairment and other expenses	407	-	979	-	1,386
Other expense	1,230	-	91,667	-	92,897

Total expenses	14,514	355	94,783	-	109,652

Income (loss) from continuing operations before income tax expense (benefit)	(13,226)	(459)	(1,743)	1,780	(13,648)
Income tax expense (benefit)(c)	(2,277)	15	384	-	(1,878)

Income (loss) from continuing operations	(10,949)	(474)	(2,127)	1,780	(11,770)
Income (loss) from discontinued operations	-	-	(543)	-	(543)

Net income (loss)	(10,949)	(474)	(2,670)	1,780	(12,313)
Less:
Net Income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	96	44	140
Other	-	-	(1,527)	-	(1,527)

Total income (loss) from continuing operations attributable to noncontrolling interests	-	-	(1,431)	44	(1,387)
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	23	-	23

Total net income (loss) attributable to noncontrolling interests	-	-	(1,408)	44	(1,364)

Net income (loss) attributable to AIG	$(10,949)	$(474)	$(1,262)	$1,736	$(10,949)

Year Ended December 31, 2008
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(61,542)	$(17,027)	$-	$78,569	$-
Dividend income from consolidated subsidiaries(a)	2,401	75	-	(2,476)	-
Change in fair value of ML III	(900)	-	-	-	(900)
Other revenue(b)	(2,931)	198	10,529	-	7,796

Total revenues	(62,972)	(16,754)	10,529	76,093	6,896

AIG 2009 Form 10-K            340

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Eliminations	Consolidated AIG

Expenses:
Accrued and compounding interest	2,116	-	-	-	2,116
Amortization of prepaid commitment asset	9,279	-	-	-	9,279

Total Interest expense on FRBNY Credit Facility	11,395	-	-	-	11,395
Other interest expense	2,393	275	2,944	-	5,612
Restructuring expenses and related asset impairment and other expenses	189	-	615	-	804
Other expenses	2,706	15	92,892	-	95,613

Total expenses	16,683	290	96,451	-	113,424

Income (loss) from continuing operations before income tax expense (benefit)	(79,655)	(17,044)	(85,922)	76,093	(106,528)
Income tax expense (benefit)(c)	19,634	(17)	(28,511)	-	(8,894)

Income (loss) from continuing operations	(99,289)	(17,027)	(57,411)	76,093	(97,634)
Income (loss) from discontinued operations	-	-	(2,753)	-	(2,753)

Net income (loss)	(99,289)	(17,027)	(60,164)	76,093	(100,387)
Less: Net income (loss) attributable to noncontrolling interests
Income (loss) from continuing operations attributable to noncontrolling interests	-	-	(944)	-	(944)
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	(154)	-	(154)

Total net income (loss) attributable to noncontrolling interests	-	-	(1,098)	-	(1,098)

Net loss attributable to AIG	$(99,289)	$(17,027)	$(59,066)	$76,093	$(99,289)

Year Ended December 31, 2007
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$3,121	$(27)	$-	$(3,094)	$-
Dividend income from consolidated subsidiaries(a)	4,694	1,358	-	(6,052)	-
Other revenue(b)	(277)	203	103,706	-	103,632

Total revenues	7,538	1,534	103,706	(9,146)	103,632

Expenses:
Other interest expense	1,341	340	3,070	-	4,751
Other expenses	770	15	89,962	-	90,747

Total expenses	2,111	355	93,032	-	95,498

Income (loss) from continuing operations before income tax expense (benefit)	5,427	1,179	10,674	(9,146)	8,134
Income tax expense (benefit)(c)	(773)	248	1,792	-	1,267

Income (loss) from continuing operations	6,200	931	8,882	(9,146)	6,867
Income (loss) from discontinued operations	-	-	621	-	621

Net income (loss)	6,200	931	9,503	(9,146)	7,488
Less: Net income (loss) attributable to noncontrolling interests
Income (loss) from continuing operations attributable to noncontrolling interests	-	-	1,259	-	1,259
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	29	-	29

Total net income (loss) attributable to noncontrolling interests	-	-	1,288	-	1,288

Net income (loss) attributable to AIG	$6,200	$931	$8,215	$(9,146)	$6,200

(a)
Eliminated in consolidation.

(b)
Includes Interest income of $4.1 billion, $2.7 billion, and $714 million for 2009, 2008, and 2007, respectively, for American International Group, Inc. (As Guarantor).

(c)
Income taxes recorded by the Parent company include deferred tax expense attributable to the potential sale of foreign and domestic businesses and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. See Note 21 herein for additional information.

341            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2009
Net cash (used in) provided by operating activities – continuing operations	$(1,393)	$(120)	$16,824	$15,311
Net cash (used in) provided by operating activities – discontinued operations	-	-	3,273	3,273

Net cash (used in) provided by operating activities	(1,393)	(120)	20,097	18,584

Cash flows from investing activities:
Sales of investments	1,981	-	113,684	115,665
Sales of divested businesses, net	857	169	4,252	5,278
Purchase of investments	(400)	-	(109,432)	(109,832)
Loans to subsidiaries – net	(5,927)	-	5,927	-
Other, net*	(5,136)	(2,350)	4,715	(2,771)

Net cash (used in) provided by investing activities – continuing operations	(8,625)	(2,181)	19,146	8,340
Net cash (used in) provided by investing activities – discontinued operations	-	-	(2,562)	(2,562)

Net cash (used in) provided by investing activities	(8,625)	(2,181)	16,584	5,778

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	32,526	-	-	32,526
Federal Reserve Bank of New York credit facility repayments	(26,400)	-	(26)	(26,426)
Issuance of other long-term debt	-	-	4,544	4,544
Repayments on other long-term debt	(2,931)	-	(20,981)	(23,912)
Drawdown on the Department of the Treasury Commitment	5,344	-	-	5,344
Intercompany loans – net	1,554	1,103	(2,657)	-
Other, net	(121)	1,200	(22,322)	(21,243)

Net cash (used in) provided by financing activities – continuing operations	9,972	2,303	(41,442)	(29,167)
Net cash (used in) provided by financing activities – discontinued operations	-	-	170	170

Net cash (used in) provided by financing activities	9,972	2,303	(41,272)	(28,997)

Effect of exchange rate changes on cash	-	-	533	533

Change in cash	(46)	2	(4,058)	(4,102)
Cash at beginning of year	103	-	8,539	8,642

Reclassification to assets held for sale	-	-	(140)	(140)

Cash at end of year	$57	$2	$4,341	$4,400

Year Ended December 31, 2008
Net cash (used in) provided by operating activities – continuing operations	$284	$(27)	$(3,297)	$(3,040)
Net cash (used in) provided by operating activities – discontinued operations	-	-	2,918	2,918

Net cash (used in) provided by operating activities	284	(27)	(379)	(122)

Cash flows from investing activities:
Sales of investments	1,017	-	193,244	194,261
Funding to establish Maiden Lane III LLC	(5,000)	-	-	(5,000)
Purchase of investments	(4,200)	-	(181,579)	(185,779)
Loans to subsidiaries – net	(76,358)	-	76,358	-
Other, net*	(9,797)	(16)	58,005	48,192

Net cash (used in) provided by investing activities – continuing operations	(94,338)	(16)	146,028	51,674
Net cash (used in) provided by investing activities – discontinued operations	-	-	(4,498)	(4,498)

Net cash (used in) provided by investing activities	(94,338)	(16)	141,530	47,176

AIG 2009 Form 10-K            342

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	96,650	-	-	96,650
Federal Reserve Bank of New York credit facility repayments	(59,850)	-	-	(59,850)
Issuance of other long-term debt	16,295	-	97,206	113,501
Repayments on other long-term debt	(3,592)	-	(135,359)	(138,951)
Issuance of common stock	7,343	-	-	7,343
Proceeds from issuance of AIG Series D preferred stock	40,000	-	-	40,000
Intercompany loans – net	4,846	223	(5,069)	-
Payments advanced to purchase shares	(1,000)	-	-	(1,000)
Cash dividends paid to shareholders	(1,628)	(180)	180	(1,628)
Other, net	(4,991)	-	(91,650)	(96,641)

Net cash (used in) provided by financing activities – continuing operations	94,073	43	(134,692)	(40,576)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(158)	(158)

Net cash (used in) provided by financing activities	94,073	43	(134,850)	(40,734)

Effect of exchange rate changes on cash	-	-	38	38

Change in cash	19	-	6,339	6,358
Cash at beginning of year	84	-	2,200	2,284

Cash at end of year	$103	$-	$8,539	$8,642

Year Ended December 31, 2007
Net cash (used in) provided by operating activities – continuing operations	$4,039	$1,254	$23,964	$29,257
Net cash (used in) provided by operating activities – discontinued operations	-	-	3,535	3,535

Net cash (used in) provided by operating activities	4,039	1,254	27,499	32,792

Cash flows from investing activities:
Sales of investments	3,586	-	168,501	172,087
Purchases of investments	(10,029)	-	(189,076)	(199,105)
Other, net*	(10,864)	(76)	(24,828)	(35,768)

Net cash (used in) provided by investing activities – continuing operations	(17,307)	(76)	(45,403)	(62,786)
Net cash (used in) provided by investing activities – discontinued operations	-	-	(4,455)	(4,455)

Net cash (used in) provided by investing activities	(17,307)	(76)	(49,858)	(67,241)

Cash flows from financing activities:
Issuance of other long-term debt	20,582	-	82,628	103,210
Repayments on other long-term debt	(1,253)	-	(78,485)	(79,738)
Intercompany loans – net	-	(966)	966	-
Payments advanced to purchase shares	(6,000)	-	-	(6,000)
Cash dividends paid to shareholders	(1,881)	(212)	212	(1,881)
Other, net	1,828	-	16,733	18,561

Net cash (used in) provided by financing activities – continuing operations	13,276	(1,178)	22,054	34,152
Net cash (used in) provided by financing activities – discontinued operations	-	-	941	941

Net cash (used in) provided by financing activities	13,276	(1,178)	22,995	35,093

Effect of exchange rate changes on cash	-	-	50	50

Change in cash	8	-	686	694
Cash at beginning of year	76	-	1,514	1,590

Cash at end of year	$84	$-	$2,200	$2,284

*
For 2009, 2008 and 2007, includes contributions to subsidiaries of $5.7 billion, $12.1 billion and $5.6 billion, respectively, for American International Group, Inc. (As Guarantor) and $2.3 billion, $16 million and $76 million, respectively, for AIGLH.

343            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplementary disclosure of cash flow information:

	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the year ended December 31, 2009 for:
Interest:
Third party	$(2,595)	$(166)	$(3,016)	$(5,777)
Intercompany	$-	$(186)	$186	$-
Taxes:
Income tax authorities	$1,140	$-	$(1,366)	$(226)
Intercompany	$(1,287)	$(21)	$1,308	$-

Cash (paid) received during the year ended December 31, 2008 for:
Interest:
Third party	$(2,122)	$(174)	$(5,141)	$(7,437)
Intercompany	$(2)	$(97)	$99	$-
Taxes:
Income tax authorities	$1,334	$-	$(1,951)	$(617)
Intercompany	$(2,240)	$6	$2,234	$-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Year Ended December 31, (in millions)	2009	2008

Intercompany non-cash financing and investing activities:
Settlement of repurchase agreement with loan receivable	$-	$3,160
Capital contributions in the form of bonds	$2,698	$3,160
Capital contributions to subsidiaries through forgiveness of loans	$287	$11,350
Other capital contributions in the form of forgiveness of payables and contribution of assets – net	$2,834	$513
Temporary paydown of FRBNY Credit Facility by subsidiary	$26	$-
Settlement of payable to subsidiary with return of capital from subsidiary	$15,500	$-
Exchange of intercompany receivable with loan receivable	$528	$-

AIGLH supplementary disclosure of non-cash activities:

Year Ended December 31, (in millions)	2008

Intercompany non-cash financing/investing activities:
Loans receivable forgiven through capital contributions	$17,225
Other capital contributions in the form of forgiveness of payables and contribution of assets – net	$1,394

    During 2009, AIG made certain revisions to the American International Group, Inc. (As Guarantor) Condensed Statement of Cash Flows, primarily relating to the effect of reclassifying dividend income received from consolidated subsidiaries. Accordingly, AIG revised the previous period presented to conform to the revised presentation. There was no effect on the Consolidated Statement of Cash Flows or ending cash balances.

AIG 2009 Form 10-K            344

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revisions and their effect on the American International Group, Inc. (as Guarantor) Condensed Statement of Cash Flows for the years ended December 31, 2008 and December 31, 2007 were as follows:

Year Ended December 31,	2008			2007
(in millions)	Originally Reported	Revisions	As Revised	Originally Reported	Revisions	As Revised

Cash flows provided by (used in) operating activities	$(1,896)	$2,180	$284	$(774)	$4,813	$4,039
Cash flows provided by (used in) investing activities	(92,158)	(2,180)	(94,338)	(12,494)	(4,813)	(17,307)
Cash flows provided by (used in) financing activities	94,073	-	94,073	13,276	-	13,276

    During 2009, AIG made certain revisions to the AIGLH Condensed Statement of Cash Flows, primarily relating to revisions for the presentation of capital contributions and dividends paid by AIGLH. Accordingly, AIG revised the previous period presented to conform to the revised presentation. There was no effect on the Consolidated Statement of Cash Flows or ending cash balances.

The revisions and their effect on the AIGLH Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2008 and December 31, 2007 were as follows:

Year Ended December 31,	2008			2007
(in millions)	Originally Reported	Revisions	As Revised	Originally Reported	Revisions	As Revised

Cash flows provided by (used in) operating activities	$178	$(205)	$(27)	$214	$1,040	$1,254
Cash flows provided by (used in) investing activities	-	(16)	(16)	-	(76)	(76)
Cash flows provided by (used in) financing activities	(179)	222	43	(213)	(965)	(1,178)

345            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Part II – OTHER INFORMATION

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2009. Based on this evaluation, AIG's Chief Executive Officer and Chief Financial Officer concluded that AIG's disclosure controls and procedures were effective as of December 31, 2009.

Management's Report on Internal Control Over Financial Reporting

    Management of AIG is responsible for establishing and maintaining adequate internal control over financial reporting. AIG's internal control over financial reporting is a process, under the supervision of AIG's Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of AIG's financial statements for external purposes in accordance with U.S. GAAP.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    AIG management conducted an assessment of the effectiveness of AIG's internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    AIG management has concluded that, as of December 31, 2009, AIG's internal control over financial reporting was effective based on the criteria in Internal Control — Integrated Framework issued by the COSO. The effectiveness of AIG's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Material Changes in Controls

    AIG has entered and continues to enter into a number of significant, non-routine transactions (e.g., sales of businesses, capital transactions) that often involve highly complex accounting and reporting under U.S. GAAP.

    In response to the above, and to meet the challenges of operating AIG's business in the current evolving environment, and to continue to maintain effective and sustainable controls, AIG made the following changes to its

AIG 2009 Form 10-K            346

American International Group, Inc., and Subsidiaries

internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, AIG's internal control over financial reporting:

  •
  Enhanced the design of certain controls to increase the precision level at which they operate in consideration of divestiture and other changes in operations of the business.

  •
  Instituted additional management review controls, particularly with respect to non-routine transactions and manual processes.

  •
  Hired additional resources, including permanent staff supplemented with contract personnel to enhance the complement of skills and reduce employee workload.

  •
  Expanded risk assessment procedures in order to enhance identification and response to significant emerging financial reporting risks.

Other Internal Control Considerations

    In addition, AIG management recognizes the importance of continued attention to improving its internal controls, in particular those related to the period-end financial reporting and consolidation processes, income taxes, and accounting for non-standard transactions.

ITEM 9B. Other Information

    On February 25, 2010, AIG was notified by Dennis H. Dammerman that he intended to resign from the Board of Directors for health-related reasons, effective February 28, 2010.

347            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

 Part III

ITEM 10. Directors, Executive Officers and Corporate Governance

    Except for the information provided in Part I under the heading "Directors and Executive Officers of AIG", information required by Item 10 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG's 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11.    Executive Compensation

    Information required by Item 11 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG's 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Information required by Item 12 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG's 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

    Information required by Item 13 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG's 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. Principal Accounting Fees and Services

    Information required by Item 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for AIG's 2010 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

AIG 2009 Form 10-K            348

American International Group, Inc., and Subsidiaries

 Part IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b)
Exhibits. See accompanying Exhibit Index.

349            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th of February, 2010.

AMERICAN INTERNATIONAL GROUP, INC.
By	/s/ ROBERT H. BENMOSCHE (Robert H. Benmosche, President and Chief Executive Officer)

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Benmosche and David L. Herzog, and each of them severally, his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.*

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th of February, 2010.

Signature	Title

/s/ ROBERT H. BENMOSCHE (Robert H. Benmosche)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID L. HERZOG (David L. Herzog)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JOSEPH D. COOK (Joseph D. Cook)	Vice President and Controller (Principal Accounting Officer)
(Dennis D. Dammerman)	Director
/s/ HARVEY GOLUB (Harvey Golub)	Director
/s/ LAURETTE T. KOELLNER (Laurette T. Koellner)	Director

AIG 2009 Form 10-K            350

American International Group, Inc., and Subsidiaries

Signature	Title

/s/ CHRISTOPHER S. LYNCH (Christopher S. Lynch)	Director
(Arthur C. Martinez)	Director
/s/ GEORGE L. MILES, JR. (George L. Miles, Jr.)	Director
/s/ ROBERT S. MILLER (Robert S. Miller)	Director
/s/ SUZANNE NORA JOHNSON (Suzanne Nora Johnson)	Director
/s/ MORRIS W. OFFIT (Morris W. Offit)	Director
/s/ DOUGLAS M. STEENLAND (Douglas M. Steenland)	Director
*
This power of attorney was not included on the signature pages of Messrs. Robert H. Benmosche, David L. Herzog, Joseph D. Cook, Robert S. Miller or Suzanne Nora Johnson; the powers of attorney for Messrs. Benmosche, Herzog and Cook are filed as Exhibit 24.

351            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

EXHIBIT INDEX

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	Agreement and Plan of Merger, dated as of May 11, 2001, among American International Group, Inc., Washington Acquisition Corporation and American General Corporation	Incorporated by reference to Exhibit 2.1(i)(a) to AIG's Registration Statement on Form S-4 (File No. 333-62688).
3(i)(a)	Amended and Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3(i)(a) to AIG's Registration Statement on Form S-3 filed with the SEC on July 17, 2009 (File No. 333-160645).
3(i)(b)	Certificate of Merger of SunAmerica Inc. with and into AIG, filed December 30, 1998 and effective January 1, 1999	Incorporated by reference to Exhibit 3(i) to AIG's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
3(ii)(a)	AIG By-laws, amended August 10, 2009	Incorporated by reference to Exhibit 3(ii) to AIG's Current Report on Form 8-K filed with the SEC on August 14, 2009 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Amendment No. 2, dated as of November 9, 2008, to the Credit Agreement dated as of September 22, 2008 between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.4 to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-8787).
	(3) Amendment No. 3, dated as of April 17, 2009, to the Credit Agreement dated as of September 22, 2009 between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(4) Amendment No. 4, dated as of December 1, 2009, to the Credit Agreement dated as of September 22, 2008 between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(5) Warrant, dated as of April 17, 2009, issued by AIG to the United States Department of the Treasury	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(6) Replacement Capital Covenant dated as of April 17, 2009, by AIG and for the benefit of each Covered Debt holder	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).

AIG 2009 Form 10-K            352

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(7) Securities Purchase Agreement, dated as of November 25, 2008, between AIG and United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(8) Series C Perpetual, Convertible Participating Preferred Stock Purchase Agreement, dated as of March 1, 2009, between AIG Credit Facility Trust and AIG	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K/A filed with the SEC on March 13, 2009 (File No. 1-8787).
	(9) Securities Exchange Agreement, dated as of April 17, 2009, between AIG and the United States Department of Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K, filed on April 20, 2009 (File No. 1-8787).
	(10) Securities Purchase Agreement, dated as of April 17, 2009, between AIG and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).

	(11) Indenture, dated as of November 1, 1991, between International Lease Finance Corporation and U.S. Bank Trust National Association (successor to Continental Bank, National Association), as supplemented	Incorporated by reference to Exhibit 4 to International Lease Finance Corporation's Registration Statement on Form S-3 (File No. 33-43698).
	(12) Indenture dated as of November 1, 2000, between International Lease Finance Corporation and the Bank of New York, as supplemented	Incorporated by reference to Exhibit 4 to International Lease Finance Corporation's Registration Statement on Form S-3 (File No. 333-49566).
	(13) Indenture dated as of August 1, 2006, between International Lease Finance Corporation and Deutsche Bank Trust Company Americas	Incorporated by reference to Exhibit 4.1 to International Lease Finance Corporation's Registration Statement on Form S-3 (File No. 333-136681).
	(14) Indenture dated as of May 1, 1999 from American General Finance Corporation to Wilmington Trust Company (successor trustee to Citibank, N.A.)	Incorporated by reference to Exhibit 4(a)(1) to American General Finance Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-06155).
9	Voting Trust Agreement	None.
10	Material contracts
	(1) AIG Amended and Restated 1996 Employee Stock Purchase Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) AIG 2003 Japan Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 4 to AIG's Registration Statement on Form S-8 (File No. 333-111737).
	(3) AIG 1991 Employee Stock Option Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.
	(4) AIG Amended and Restated 1999 Stock Option Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.

353            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(5) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(6) AIG Amended and Restated 2002 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.6 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(7) Form of Restricted Stock Unit Award Agreement under the AIG Amended and Restated 2002 Stock Incentive Plan*	Incorporated by reference to Exhibit 10(b) to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(8) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(9) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(10) AIG Director Stock Plan*	Filed as an exhibit to AIG's Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(11) Retention and Employment Agreement between AIG and Jay S. Wintrob*	Incorporated by reference to Exhibit 10(m) to AIG's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
	(12) SunAmerica Inc. 1988 Employee Stock Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(13) SunAmerica 1997 Employee Incentive Stock Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(14) SunAmerica Nonemployee Directors' Stock Option Plan*	Incorporated by reference to Exhibit 4(c) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(15) SunAmerica 1995 Performance Stock Plan*	Incorporated by reference to Exhibit 4(d) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(16) SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan For the Chief Executive Officer*	Incorporated by reference to Exhibit 4(e) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(17) SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997*	Incorporated by reference to Exhibit 4(f) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(18) SunAmerica Five-Year Deferred Cash Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-31346).
	(19) SunAmerica Executive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-31346).

AIG 2009 Form 10-K            354

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(20) American General Corporation 1994 Stock and Incentive Plan (January 2000)*	Incorporated by reference to Exhibit 10.2 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(21) Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.4 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(22) Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)*	Incorporated by reference to Exhibit 10.5 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(23) Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.1 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(24) American General Corporation 1997 Stock and Incentive Plan*	Incorporated by reference to Exhibit 10.3 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(25) Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.7 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(26) Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.2 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(27) American General Corporation 1999 Stock and Incentive Plan*	Incorporated by reference to Exhibit 10.4 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).
	(28) Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.9 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(29) Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.3 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(30) Amended and Restated American General Corporation Deferred Compensation Plan (12/11/00)*	Incorporated by reference to Exhibit 10.13 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).

355            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(31) Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (12/31/98)*	Incorporated by reference to Exhibit 10.14 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(32) Amended and Restated American General Supplemental Thrift Plan (12/31/98)*	Incorporated by reference to Exhibit 10.15 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(33) American General Employees' Thrift and Incentive Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-68640).
	(34) American General Agents' and Managers' Thrift and Incentive Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-68640).
	(35) CommLoCo Thrift Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(c) to AIG's Registration Statement on Form S-8 (File No. 333-68640).
	(36) Western National Corporation 1993 Stock and Incentive Plan, as amended*	Incorporated by reference to Exhibit 10.18 to Western National Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(37) USLIFE Corporation 1991 Stock Option Plan, as amended*	Incorporated by reference to USLIFE Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).
	(38) Employment Agreement, Amendment to Employment Agreement, and Split-Dollar Agreement, including Assignment of Life Insurance Policy as Collateral, with Rodney O. Martin, Jr.*	Incorporated by reference to Exhibit 10(xx) to AIG's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-8787).
	(39) Letter Agreement, dated August 16, 2009, between AIG and Robert H. Benmosche	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on August 17, 2009 (File No. 1-8787).
	(40) Executive Severance Plan, effective as of March 11, 2008*	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on March 17, 2008 (File No. 1-8787).
	(41) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(42) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(43) AIG 2005 Senior Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.49 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.

AIG 2009 Form 10-K            356

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(44) 2005/2006 Deferred Compensation Profit Participation Plan for Senior Partners (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.50 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(45) 2005/2006 Deferred Compensation Profit Participation Plan for Partners (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.51 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(46) 2005/2006 Deferred Compensation Profit Participation Plan RSU Award Agreement (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.52 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(47) Agreement with the United States Department of Justice, dated February 7, 2006	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(48) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(49) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(50) Stipulation with the State of New York Insurance Department, dated January 18, 2006	Incorporated by reference to Exhibit 10.4 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(51) AIG Senior Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.59 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(52) AIG Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.60 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(53) AIG Executive Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on May 22, 2006 (File No. 1-8787).
	(54) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(55) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG's Registration Statement on Form S-8 (File No. 333- 148148).
	(56) AIG Amended and Restated Form of Performance RSU Award Agreement*	Incorporated by reference to Exhibit 10.64 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(57) AIG Amended and Restated Form of Time-Vested RSU Award Agreement*	Incorporated by reference to Exhibit 10.65 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(58) AIG Form of Time-Vested RSU Award Agreement with Four-Year Pro Rata Vesting*	Incorporated by reference to Exhibit 10.D to AIG's Registration Statement on Form S-8 (File No. 333- 148148).

357            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(59) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting*	Incorporated by reference to Exhibit 10.67 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(60) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting and with Early Retirement*	Incorporated by reference to Exhibit 10.68 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(61) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(62) Form of AIG 2009 TARP RSU Award Agreement (Top 25)*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(63) Form of AIG 2009 TARP RSU Award Agreement (Top 100)*	Filed herewith.
	(64) Form of AIG Stock Salary Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(65) Form of Letter Awarding AIG 2009 Cash Incentive Performance Award*	Filed herewith.
	(66) Letter Agreement between Anastasia D. Kelly and AIG, dated December 30, 2009*	Filed herewith.
	(67) Letter from Anastasia D. Kelly to Robert H. Benmosche, Harvey Golub and Dennis D. Dammerman of AIG, dated December 30, 2009*	Filed herewith.
	(68) Memorandum of Understanding dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and SICO	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(69) Agreement for Binding Arbitration, dated as of August 31, 2009, between American International Group, Inc. and Maurice R. Greenberg and Howard I. Smith.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on August 31, 2009 (File No. 1-8787).
	(70) Purchase Agreement, dated as of June 25, 2009, among American International Group, Inc., American International Reinsurance Company, Limited and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).
	(71) Purchase Agreement, dated as of June 25, 2009, between American International Group, Inc. and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.2 to AIG's Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).
	(72) The Fourth Amended and Restated Limited Liability Company Agreement of AIA Aurora LLC, dated as of December 1, 2009, among AIG, AIRCO, the FRBNY and AIA Aurora LLC	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).

AIG 2009 Form 10-K            358

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(73) The Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC, dated as of December 1, 2009, among AIG, the FRBNY and ALICO Holdings LLC	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(74) Securities Purchase Agreement, dated as of November 25, 2008, between AIG and United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(75) Warrant to Purchase Common Stock, issued November 25, 2008	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(76) Warrant to Purchase Common Stock, issued April 17, 2009	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(77) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(78) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
	(79) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).
	(80) Series C Perpetual, Convertible, Participating Preferred Stock Purchase Agreement, dated as of March 1, 2009, between AIG Credit Facility Trust and AIG	Incorporated by reference to Exhibit 10.91 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(81) Support Agreement, dated as of July 10, 2008, between AIG and American General Finance Corporation	Incorporated by reference to Exhibit 10.93 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(82) Aircraft Facility Agreement, dated as of January 19, 1999, among International Lease Finance Corporation, Halifax PLC and the other banks listed therein	Incorporated by reference to Exhibit 10.3 to International Lease Finance Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-11350).

	(83) Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, International Lease Finance Corporation, as guarantor and the Bank of Scotland and the other banks listed therein	Incorporated by reference to Exhibit 10 to International Lease Finance Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-31616).

359            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(84) $2,000,000,000 Five-Year Revolving Credit Agreement, dated as of October 15, 2004, among International Lease Finance Corporation, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein	Incorporated by reference to Exhibit 10.2 to International Lease Finance Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-31616).

	(85) $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among International Lease Finance Corporation, CitiCorp USA, Inc. as Administrative Agent, and the other financial institutions listed therein	Incorporated by reference to Exhibit 10.2 to International Lease Finance Corporation's Current Report on Form 8-K filed with the SEC on October 18, 2005 (File No. 001-31616).

	(86) Amendment No. 1 to the $2,000,000,000 Five-Year Revolving Credit Agreement dated as of October 14, 2005, among International Lease Finance Corporation, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein	Incorporated by reference to Exhibit 10.2 to International Lease Finance Corporation's Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 001-31616).

	(87) $2,500,000,000 Five-Year Revolving Credit Agreement, dated as of October 13, 2006, among International Lease Finance Corporation, CitiCorp USA, Inc., as Administrative Agent, and the other financial institutions listed therein	Incorporated by reference to Exhibit 10.1 to International Lease Finance Corporation's Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 001-31616).
	(88) Agreement for Binding Arbitration, dated as of August 31, 2009, between AIG and Maurice R. Greenberg and Howard I. Smith	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on August 31, 2009 (File No. 1-8787).
	(89) Form of letter announcing Special Cash Retention awards to executive officers*	Incorporated by reference to Exhibit 10(101) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).
	(90) Form of letter agreement with certain executive officers regarding Special Cash Retention awards*	Incorporated by reference to Exhibit 10(102) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).
	(91) Form of letter agreement with certain directors regarding deferred fees for 2009*	Incorporated by reference to Exhibit 10(103) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).
	(92) Services Agreement, dated as of March 20, 2009 and amended as of March 24, 2009, between Edmund S.W. Tse and American International Group, Inc.*	Incorporated by reference to Exhibit 10.1 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 30, 2009 (File No. 1-8787).
	(93) Final Determination, dated December 21, 2009, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).

AIG 2009 Form 10-K            360

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(94) Determination Memorandum, dated October 22, 2009, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 80K filed with the SEC on October 23, 2009 (File No. 1-8787).
	(95) 2009-2010 Stock Salary Award Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(96) Restrictive Covenant Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(97) Form of Reimbursement Agreement for Use of Corporate Aircraft*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 25, 2009 (File No. 1-8787).
11	Statement re computation of per share earnings	Included in Note 16 to Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
13	Annual report to security holders	Not required to be filed.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of PricewaterhouseCoopers LLP	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications**	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of December 31, 2009 and December 31, 2008, (ii) the Consolidated Statement of Income (Loss) for the three years ended December 31, 2009, (iii) the Consolidated Statement of Shareholders' Equity for the three years ended December 31, 2009, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2009, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2009 and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.***	Filed herewith.

*
This exhibit is a management contract or a compensatory plan or arrangement.

**
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934.

***
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

361            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Schedule I

Summary of Investments — Other than Investments in Related Parties

At December 31, 2009 (in millions)	Cost*	Fair Value	Amount at which shown in the Balance Sheet

Fixed maturities:
U.S. government and government-sponsored entities	$11,833	$11,950	$11,950
Obligations of states, municipalities and political subdivisions	52,695	54,473	54,473
Non U.S. governments	64,469	67,005	67,005
Public utilities	10,319	10,862	10,862
All other corporate and structured securities	256,233	252,415	252,415
Securities lending invested collateral, at fair value	320	277	277

Total fixed maturities	395,869	396,982	396,982

Equity securities and mutual funds:
Common stocks:
Public utilities	390	498	498
Banks, trust and insurance companies	1,090	2,155	2,155
Industrial, miscellaneous and all other	4,183	6,004	6,004

Total common stocks	5,663	8,657	8,657
Preferred stocks	740	814	814
Mutual funds	8,721	8,369	8,369

Total equity securities and mutual funds	15,124	17,840	17,840

Mortgage and other loans receivable	27,461	25,957	27,461
Finance receivables, net of allowance	20,327	18,974	20,327
Other invested assets	45,042	43,972	45,235
Securities purchased under agreements to resell, at contract value	2,154	2,154	2,154
Short-term investments, at cost (approximates fair value)	47,075	47,075	47,075
Unrealized gain on swaps, options and forward transactions	-	9,130	9,130

Total investments			$566,204

*
Original cost of equity securities and fixed maturities are reduced by other-than-temporary impairment charges, and, as to fixed maturities, reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

AIG 2009 Form 10-K            362

American International Group, Inc., and Subsidiaries

Schedule II

Condensed Financial Information of Registrant
Balance Sheet — Parent Company Only

December 31, (in millions)	2009	2008

Assets:
Investments	$10,702	$16,110
Cash	57	103
Loans to subsidiaries*	72,926	64,283
Due from affiliates – net*	382	222
Current and deferred income taxes	7,470	7,179
Debt issuance costs including prepaid commitment asset of $7,099 in 2009 and $15,458 in 2008	7,383	15,743
Investments in consolidated subsidiaries*	71,419	65,724
Other assets	3,134	4,306

Total assets	$173,473	$173,670

Liabilities:
Intercompany tax payable*	$28,729	$26,435
Federal Reserve Bank of New York credit facility	23,435	40,431
Parent company long-term debt	28,299	29,321
AIG MIP matched notes and bonds payable	13,376	14,464
Series AIGFP matched notes and bonds payable	3,760	4,143
Intercompany loans payable*	1,778	158
Other liabilities (includes intercompany derivative liabilities of $1,278 in 2009 and $3,593 in 2008)	4,272	6,008

Total liabilities	103,649	120,960

AIG Shareholders' equity:
Preferred stock	69,784	40,000
Common stock	354	368
Treasury stock	(874)	(8,450)
Additional paid-in capital	6,358	39,488
Accumulated deficit	(11,491)	(12,368)
Accumulated other comprehensive income (loss)	5,693	(6,328)

Total AIG shareholders' equity	69,824	52,710

Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-

Total equity	69,824	52,710

Total liabilities and equity	$173,473	$173,670

*
Eliminated in consolidation.

See Accompanying Notes to Financial Statements — Parent Company Only.

363            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Schedule II

Condensed Financial Information of Registrant (Continued)
Statement of Income (Loss) — Parent Company Only

Years Ended December 31, (in millions)	2009	2008	2007

Income
Equity in undistributed net income (loss) of consolidated subsidiaries*	$(3,479)	$(61,542)	$3,121
Interest income	4,126	2,741	714
Change in fair value of ML III	(1,401)	(900)	-
Dividend income from consolidated subsidiaries	2,002	2,401	4,694
Net realized capital losses	(54)	(5,745)	(1,008)
Other revenues	94	73	17
Expenses
Accrued and compounding interest	(2,022)	(2,116)	-
Amortization of prepaid commitment asset	(8,359)	(9,279)	-

Total Interest expense on FRBNY Credit Facility	(10,381)	(11,395)	-
Other interest expense	(2,496)	(2,393)	(1,341)
Restructuring expense and related asset impairment and other expenses	(407)	(189)	-
Other expenses, net	(1,230)	(2,706)	(770)

Income (loss) from continuing operations before income tax expense (benefit)	(13,226)	(79,655)	5,427
Income tax expense (benefit)	(2,277)	19,634	(773)

Net income (loss)	(10,949)	(99,289)	6,200
Less: Income (loss) from continuing operations attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-

Net income (loss) attributable to AIG Parent Company	$(10,949)	$(99,289)	$6,200

*
Eliminated in consolidation.

See Accompanying Notes to Financial Statements — Parent Company Only.

AIG 2009 Form 10-K            364

American International Group, Inc., and Subsidiaries

Schedule II

Condensed Financial Information of Registrant (Continued)
Statement of Cash Flows — Parent Company Only

Years Ended December 31, (in millions)	2009	2008	2007

Net cash used in operating activities	$(1,393)	$284	$4,039

Cash flows from investing activities:
Sale of investments	1,466	743	3,052
Maturities of investments	-	5	-
Sales of divested businesses	857	-	-
Funding to establish Maiden Lane III LLC	-	(5,000)	-
Purchase of investments	(172)	(4,016)	(7,649)
Change in short-term investments	801	(254)	(3,657)
Contributions to subsidiaries	(5,683)	(12,153)	(5,568)
Mortgage and other loan receivables – originations and purchases	(228)	(184)	(2,380)
Payments received on mortgages and other loan receivables	515	269	534
Loans to subsidiaries – net	(5,927)	(76,358)	-
Other, net	(254)	2,610	(1,639)

Net cash used in investing activities	(8,625)	(94,338)	(17,307)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	32,526	96,650	-
Federal Reserve Bank of New York credit facility repayments	(26,400)	(59,850)	-
Issuance of other long-term debt	-	16,295	20,582
Repayment of other long-term debt	(2,931)	(3,592)	(1,253)
Drawdown on the Department of the Treasury Commitment	5,344	-	-
Loans from subsidiaries	1,563	4,846	-
Proceeds from issuance of AIG Series D preferred stock and common stock warrant	-	40,000	-
Issuance of common stock	-	7,343	-
Payments advanced to purchase shares	-	(1,000)	(6,000)
Cash dividends paid to shareholders	-	(1,628)	(1,881)
Other, net	(130)	(4,991)	1,828

Net cash provided by financing activities	9,972	94,073	13,276

Change in cash	(46)	19	8
Cash at beginning of year	103	84	76

Cash at end of year	$57	$103	$84

Supplementary disclosure of cash flow information:

	Years Ended December 31,
(in millions)	2009	2008

Intercompany non-cash financing and investing activities:
Settlement of repurchase agreement with loan receivable	$-	$3,160
Capital contributions in the form of bonds	2,698	3,160
Capital contributions to subsidiaries through forgiveness of loans	287	11,350
Other capital contributions in the form of forgiveness of payables and contribution of assets – net	2,834	513
Temporary paydown of FRBNY Credit Facility by subsidiary	26	-
Settlement of payable to subsidiary with return of capital from subsidiary	15,500	-
Exchange of intercompany receivable with loan receivable	528	-

See Accompanying Notes to Financial Statements — Parent Company Only.

365            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Notes To Condensed Financial Information Of Registrant

    American International Group, Inc.'s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant's 2009 Annual Report on Form 10-K. Agency operations previously conducted in New York through the North American Division of AIU are included in the 2007 financial statements of AIG's parent company (Parent Company).

    The Registrant includes in its statement of income (loss) dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

    On December 1, 2009, the Registrant and the Federal Reserve Bank of New York (FRBNY) completed two transactions that reduced the outstanding balance and the maximum amount of credit available under the FRBNY Credit Facility by $25 billion. In connection with one of those transactions, the Registrant assigned $16 billion of its obligation under the FRBNY Credit Agreement to a subsidiary. The Registrant subsequently settled its obligation to the subsidiary with a $15.5 billion non-cash dividend from the subsidiary. The difference will be recognized over the remaining term of the FRBNY Credit Agreement as a reduction to interest expense. See further discussion of the transactions in Note 16 to the Consolidated Financial Statements.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

    Long term obligations for the Parent Company include the Credit Agreement with the FRBNY and other loans payable. The details of all obligations and their five-year maturity schedule are incorporated by reference from Note 14 to Consolidated Financial Statements.

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

    Income taxes in the accompanying Condensed Balance Sheets are comprised of the Registrant's current and deferred tax assets, the consolidated group's current income tax receivable, deferred taxes attributable to the potential sale of foreign and domestic businesses and a valuation allowance to reduce the consolidated deferred tax asset to an amount more likely than not to be realized. See Note 21 herein for additional information.

    The consolidated U.S. deferred tax asset for net operating loss and tax credit carryforwards and valuation allowance are maintained at AIG parent, which files the consolidated U.S. Federal income tax return, and are not allocated to its subsidiaries. As the consolidated net operating losses and other tax attribute carryforwards are utilized, the intercompany tax balance will be settled with the subsidiaries.

    During the third quarter of 2009, the Registrant made certain revisions to the Registrant's Statement of Cash Flows, primarily relating to the effect of reclassifying dividend income received from consolidated subsidiaries. Accordingly, the Registrant revised the previous periods presented to conform to the revised presentation. There was no effect on the Consolidated Statement of Cash Flows or ending cash balances.

AIG 2009 Form 10-K            366

American International Group, Inc., and Subsidiaries

The following table presents the revisions and their effect on the American International Group, Inc. Condensed Statement of Cash Flows for the years ended December 31, 2008 and 2007:

December 31, 2008 (in millions)	Originally Reported	Revisions	As Revised

Cash flows provided by (used in) operating activities	$(1,896)	$2,180	$284
Cash flows provided by (used in) investing activities	(92,158)	(2,180)	(94,338)
Cash flows provided by (used in) financing activities	94,073	-	94,073

December 31, 2007
Cash flows provided by (used in) operating activities	(774)	4,813	4,039
Cash flows provided by (used in) investing activities	(12,494)	(4,813)	(17,307)
Cash flows provided by (used in) financing activities	$13,276	$-	$13,276

See Accompanying Notes to Financial Statements — Parent Company Only.

367            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Schedule III

Supplementary Insurance Information

At December 31, 2009, 2008 and 2007 and for the years then ended

Segment (in millions)	Deferred Policy Acquisition Costs	Liability for Unpaid Claims and Claims Adjustment Expense, Future Policy Benefits(a)	Reserve for Unearned Premiums	Policy and Contract Claims(b)	Premiums and Other Considerations Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written

2009
General Insurance(c)	$4,875	$85,386	$20,699	$-	$32,274	$3,295	$25,367	$6,627	$2,875	$30,664
Domestic Life Insurance & Retirement Services	11,098	27,350	-	1,217	5,327	9,553	9,097	1,553	1,895	-
Foreign Life Insurance & Retirement Services	24,792	88,678	7	2,074	22,774	11,502	21,925	3,790	4,001	-
Other	49	(27)	657	-	4,327	889	5,047	114	886	4,192

	$40,814	$201,387	$21,363	$3,291	$64,702	$25,239	$61,436	$12,084	$9,657	$34,856

2008
General Insurance	$5,114	$89,258	$25,735	$-	$36,499	$2,606	$26,093	$7,124	$3,965	$35,633
Domestic Life Insurance & Retirement Services	14,447	29,479	-	1,265	7,644	9,134	11,535	522	3,257	-
Foreign Life Insurance & Retirement Services	26,166	112,882	-	1,853	24,710	157	11,599	4,071	4,321	-
Other	55	(27)	-	-	9,711	(464)	9,612	304	3,472	9,601

	$45,782	$231,592	$25,735	$3,118	$78,564	$11,433	$58,839	$12,021	$15,015	$45,234

2007
General Insurance	$5,407	$85,500	$27,703	$-	$36,056	$5,348	$22,391	$6,679	$1,917	$37,107
Domestic Life Insurance & Retirement Services	12,270	27,744	-	1,255	7,342	13,582	11,572	1,488	2,059	-
Foreign Life Insurance & Retirement Services	26,175	108,671	-	1,868	21,737	10,184	20,953	1,695	3,795	-
Other	62	(28)	-	-	9,618	937	7,536	1,556	1,048	9,960

	$43,914	$221,887	$27,703	$3,123	$74,753	$30,051	$62,452	$11,418	$8,819	$47,067

(a)
Liability for unpaid claims and claims adjustment expense with respect to the General Insurance operations are net of discounts of $2.66 billion, $2.57 billion and $2.43 billion at December 31, 2009, 2008 and 2007, respectively.

(b)
Reflected in insurance balances payable on the accompanying Consolidated Balance Sheet.

(c)
Excludes amounts related to divested operations from the date of divestment.

AIG 2009 Form 10-K            368

American International Group, Inc., and Subsidiaries

Schedule IV

Reinsurance

At December 31, 2009, 2008 and 2007 and for the years then ended

(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percent of Amount Assumed to Net

2009
Life insurance in-force(1)	$2,340,019	$339,183	$1,023	$2,001,859		0.1%

Premiums:
General Insurance	$38,550	$9,897	$2,011	$30,664		6.6%
Domestic life Insurance & Retirement Services	5,815	1,056	1	4,760		-
Foreign life Insurance & Retirement Services	23,248	823	133	22,558	(2)	0.6
Noncore insurance	2,195	631	2,628	4,192		62.7
Eliminations	-	(910)	(910)	-		-

Total premiums	$69,808	$11,497	$3,863	$62,174		6.2%

2008
Life insurance in-force	$2,377,314	$384,538	$1,000	$1,993,776		0.1%

Premiums:
General Insurance	$45,425	$12,655	$2,863	$35,633		8.0%
Domestic life Insurance & Retirement Services	7,921	1,078	30	6,873		0.4
Foreign life Insurance & Retirement Services	25,142	756	29	24,415	(2)	0.1
Noncore insurance	3,997	697	6,301	9,601		65.6
Eliminations	-	(1,925)	(1,925)	-		-

Total premiums	$82,485	$13,261	$7,298	$76,522		9.5%

2007
Life insurance in-force	$2,311,022	$402,654	$1,023	$1,909,391		0.1%

Premiums:
General Insurance	$48,030	$13,425	$2,502	$37,107		6.7%
Domestic life Insurance & Retirement Services	7,515	1,044	19	6,490		0.3
Foreign life Insurance & Retirement Services	22,163	719	8	21,452	(2)	-
Noncore insurance	4,025	722	6,657	9,960		66.8
Eliminations	-	(2,416)	(2,416)	-		-

Total premiums	$81,733	$13,494	$6,770	$75,009		9.0%

(1)
Excludes life insurance in-force of $157.8 billion related to discontinued operations.

(2)
Includes accident and health premiums of $7.35 billion, $7.43 billion and $6.21 billion in 2009, 2008 and 2007, respectively.

369            AIG 2009 Form 10-K

American International Group, Inc., and Subsidiaries

Schedule V

Valuation and Qualifying Accounts

For the years ended December 31, 2009, 2008 and 2007

		Additions
(in millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charge Offs	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Other Changes(a)	Balance, End of Year

2009
Allowance for mortgage and other loans receivable	$208	$737	$(196)	$(4)	$(30)	$123	$838
Allowance for finance receivables	1,472	1,649	(1,280)	-	(174)	(61)	1,606
Allowance for premiums and insurances balances receivable	578	111	(73)	-	-	(79)	537
Allowance for reinsurance assets	425	(35)	102	-	-	(52)	440
Valuation allowance for deferred tax assets	20,896	2,916	-	-	-	(107)	23,705
Overhaul reserve(b)	419	347	-	-	-	(376)	390

2008
Allowance for mortgage and other loans receivable	$77	$70	$-	$(3)	$-	$64	$208
Allowance for finance receivables	878	1,427	(931)	-	-	98	1,472
Allowance for premiums and insurances balances receivable	662	205	(283)	-	-	(6)	578
Allowance for reinsurance assets	520	4	(7)	-	-	(92)	425
Valuation allowance for deferred tax assets	223	20,673	-	-	-	-	20,896
Overhaul reserve(b)	372	265	-	-	-	(218)	419

2007
Allowance for mortgage and other loans receivable	$64	$20	$(3)	$(6)	$-	$2	$77
Allowance for finance receivables	737	646	(632)	-	-	127	878
Allowance for premiums and insurances balances receivable	756	114	(216)	-	-	8	662
Allowance for reinsurance assets	536	131	(62)	-	-	(85)	520
Valuation allowance for deferred tax assets	11	212	-	-	-	-	223
Overhaul reserve(b)	245	290	-	-	-	(163)	372

(a)
Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

(b)
Amounts for Overhaul reserve represent reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold and is included in Other liabilities in the Consolidated Balance Sheet.

AIG 2009 Form 10-K            370