Form 10-K/A
period 2009-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2010-03-31
CIK 5272

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
Yes ☐ No ☑
     The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold of $23.20 as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $2,794,000,00.
     As of January 29, 2010, there were outstanding 134,926,293 shares of Common Stock, $2.50 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None

Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EX-31
EX-99.1
EX-99.2

Explanatory Note
This amendment (Amendment No. 1) to the Annual Report on Form 10-K for the year ended December 31, 2009 of American International Group, Inc. (the 2009 Annual Report on Form 10-K) is being filed solely for the purpose of filing two additional exhibits required to be filed by the TARP Standards for Compensation and Corporate Governance. Other than adding exhibits 99.1 and 99.2, no other Item of the 2009 Annual Report on Form 10-K is affected by the change. As a result, they have been omitted from this Amendment No. 1.

Item 15.	Exhibits, Financial Statement Schedules
(b) Exhibits.
The Exhibit Index listed under Part IV, Item 15(b) of AIG’s 2009 Annual Report on Form 10-K is hereby amended such that the following documents are added to the Exhibit Index and are included as exhibits to the 2009 Annual Report on Form 10-K:

Exhibit
Number	Description	Location
99.1	Certification of principal executive officer pursuant to Section 111(b)(4)
	of the Emergency Economic Stabilization Act of 2008	Filed herewith.

99.2	Certification of principal financial officer pursuant to Section 111(b)(4)
	of the Emergency Economic Stabilization Act of 2008	Filed herewith.

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2010.

AMERICAN INTERNATIONAL GROUP, INC.
By	/s/ Robert H. Benmosche
(Robert H. Benmosche, President and Chief Executive Officer)