Form 10-Q
period 2010-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2010-05-07
CIK 5272

Use these links to rapidly review the document

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

    As of April 30, 2010, there were 135,070,621 shares outstanding of the registrant's common stock.

(This page intentionally left blank)

American International Group, Inc., and Subsidiaries

American International Group, Inc., and Subsidiaries

Part I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

Consolidated Balance Sheet

(in millions)	March 31, 2010	December 31, 2009

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2010 – $254,416; 2009 – $364,491)	$256,870	$365,551
Bond trading securities, at fair value	26,365	31,243
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2010 – $4,882; 2009 – $6,464)	6,831	9,522
Common and preferred stock trading, at fair value	613	8,318
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2010 – $157; 2009 – $119)	22,533	27,461
Finance receivables, net of allowance	18,912	20,327
Flight equipment primarily under operating leases, net of accumulated depreciation	43,258	44,091
Other invested assets (portion measured at fair value: 2010 – $10,154; 2009 – $18,888)	33,250	45,235
Securities purchased under agreements to resell, at fair value	1,615	2,154
Short-term investments (portion measured at fair value: 2010 – $22,184; 2009 – $23,975)	38,800	47,263

Total investments	449,047	601,165
Cash	2,133	4,400
Accrued investment income	3,467	5,152
Premiums and other receivables, net of allowance	18,718	16,549
Reinsurance assets, net of allowance	25,791	22,425
Current and deferred income taxes	6,805	4,108
Deferred policy acquisition costs	19,064	40,814
Real estate and other fixed assets, net of accumulated depreciation	3,259	4,142
Unrealized gain on swaps, options and forward transactions, at fair value	7,383	9,130
Goodwill	2,565	6,195
Other assets, including prepaid commitment asset of $6,460 in 2010 and $7,099 in 2009 (portion measured at fair value: 2010 – $13; 2009 – $288)	17,072	18,976
Separate account assets, at fair value	51,953	58,150
Assets of businesses held for sale	256,440	56,379

Total assets	$863,697	$847,585

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Balance Sheet (Continued)

(in millions, except share data)	March 31, 2010	December 31, 2009

Liabilities:
Liability for unpaid claims and claims adjustment expense	$86,489	$85,386
Unearned premiums	26,350	21,363
Future policy benefits for life and accident and health insurance contracts	47,752	116,001
Policyholder contract deposits (portion measured at fair value: 2010 – $641; 2009 – $5,214)	142,932	220,128
Other policyholder funds	7,493	13,252
Commissions, expenses and taxes payable	2,874	4,950
Insurance balances payable	4,004	4,393
Funds held by companies under reinsurance treaties	708	774
Securities sold under agreements to repurchase (portion measured at fair value: 2010 – $3,418; 2009 – $3,221)	3,418	3,505
Securities and spot commodities sold but not yet purchased, at fair value	458	1,030
Unrealized loss on swaps, options and forward transactions, at fair value	6,296	5,403
Trust deposits and deposits due to banks and other depositors (portion measured at fair value: 2010 – $16; 2009 – $15)	1,030	1,641
Other liabilities	21,015	22,503
Federal Reserve Bank of New York Commercial Paper Funding Facility (portion measured at fair value: 2010 – $2,285; 2009 – $2,742)	2,285	4,739
Federal Reserve Bank of New York credit facility	27,400	23,435
Other long-term debt (portion measured at fair value: 2010 – $12,800; 2009 – $13,195)	109,744	113,298
Separate account liabilities	51,953	58,150
Liabilities of businesses held for sale	217,837	48,599

Total liabilities	760,038	748,550

Commitments, contingencies and guarantees (see Note 9)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $1,270 and $211 associated with businesses held for sale in 2010 and 2009, respectively)	1,940	959
AIG shareholders' equity:
Preferred stock
Series E; $5.00 par value; shares issued: 2010 and 2009 – 400,000, at aggregate liquidation value	41,605	41,605
Series F; $5.00 par value; shares issued: 2010 and 2009 – 300,000, aggregate liquidation value: 2010 – $7,543; 2009 – $5,344	7,378	5,179
Series C; $5.00 par value; shares issued: 2010 and 2009 – 100,000, aggregate liquidation value: 2010 and 2009 – $0.5	23,000	23,000
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2010 – 141,605,834; 2009 – 141,732,263	354	354
Treasury stock, at cost; 2010 – 6,661,350; 2009 – 6,661,356 shares of common stock	(874)	(874)
Additional paid-in capital	6,356	6,358
Accumulated deficit	(9,871)	(11,491)
Accumulated other comprehensive income	7,053	5,693

Total AIG shareholders' equity	75,001	69,824

Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	25,059	24,540
Other (including $374 and $2,234 associated with businesses held for sale in 2010 and 2009, respectively)	1,659	3,712

Total noncontrolling interests	26,718	28,252

Total equity	101,719	98,076

Total liabilities and equity	$863,697	$847,585

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Income (Loss)

	Three Months Ended March 31,
(dollars in millions, except per share data)	2010	2009

Revenues:
Premiums and other considerations	$10,067	$12,841
Net investment income	4,836	915
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(309)	(3,672)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive loss	(521)	-

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(830)	(3,672)
Other realized capital gains	282	898

Total net realized capital losses	(548)	(2,774)
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	119	(452)
Other income	1,856	2,785

Total revenues	16,330	13,315

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,519	11,353
Policy acquisition and other insurance expenses	3,262	3,576
Interest expense	1,734	2,587
Restructuring expenses and related asset impairment and other expenses	110	338
Net loss (gain) on sale of divested businesses	77	(262)
Other expenses	1,793	2,239

Total benefits, claims and expenses	15,495	19,831

Income (loss) from continuing operations before income tax benefit	835	(6,516)
Income tax benefit	(91)	(1,303)

Income (loss) from continuing operations	926	(5,213)
Income (loss) from discontinued operations, net of income tax expense (benefit) (See Note 3)	1,173	80

Net income (loss)	2,099	(5,133)

Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	519	-
Other	129	(774)

Total net income (loss) from continuing operations attributable to noncontrolling interests	648	(774)
Net loss from discontinued operations attributable to noncontrolling interests	-	(6)

Total net income (loss) attributable to noncontrolling interests	648	(780)

Net income (loss) attributable to AIG	$1,451	$(4,353)

Net income (loss) attributable to AIG common shareholders	$294	$(5,365)

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$0.41	$(40.29)
Income (loss) from discontinued operations	$1.75	$0.62
Diluted:
Income (loss) from continuing operations	$0.41	$(40.29)
Income (loss) from discontinued operations	$1.75	$0.62

Weighted average shares outstanding:
Basic	135,658,680	135,252,869
Diluted	135,724,939	135,252,869

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss)

	Three Months Ended March 31,
(in millions)	2010	2009

Net income (loss)	$2,099	$(5,133)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	993	-
Income tax benefit (expense) on above changes	(220)	-
Unrealized appreciation (depreciation) of all other investments – net of reclassification adjustments	2,531	(3,372)
Income tax benefit (expense) on above changes	(1,374)	1,392
Foreign currency translation adjustments	(958)	(941)
Income tax benefit (expense) on above changes	429	209
Net derivative gains (losses) arising from cash flow hedging activities – net of reclassification adjustments	24	26
Income tax benefit (expense) on above changes	(2)	27
Change in retirement plan liabilities adjustment	77	58
Income tax benefit (expense) on above changes	(24)	(18)

Other comprehensive income (loss)	1,476	(2,619)

Comprehensive income (loss)	3,575	(7,752)
Comprehensive income (loss) attributable to noncontrolling interests	(31)	(867)
Comprehensive income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	519	-

Comprehensive income (loss) attributable to AIG	$3,087	$(6,885)

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31,
(in millions)	2010	2009

Summary:
Net cash provided by (used in) operating activities	$3,195	$3,770
Net cash provided by (used in) investing activities	(4,516)	1,432
Net cash provided by (used in) financing activities	(266)	(9,644)
Effect of exchange rate changes on cash	(42)	(171)

Change in cash	(1,629)	(4,613)
Cash at beginning of period	4,400	8,642
Reclassification of assets held for sale	(638)	-

Cash at end of period	2,133	4,029

Cash flows from operating activities:
Net income (loss)	$2,099	$(5,133)
(Income) loss from discontinued operations	(1,173)	(80)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	(422)	57
Net (gains) losses on sales of divested businesses	77	(262)
Unrealized (gains) losses in earnings – net	591	(373)
Equity in (income) loss from equity method investments, net of dividends or distributions	(336)	2,084
Depreciation and other amortization	2,529	3,050
Provision for mortgage, other loans and finance receivables	344	1,019
Impairments of assets	1,753	4,193
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	856	1,495
Changes in operating assets and liabilities:
General and life insurance reserves	2,323	(1,988)
Premiums and other receivables and payables – net	(1,002)	(482)
Reinsurance assets and funds held under reinsurance treaties	(3,637)	1,772
Capitalization of deferred policy acquisition costs	(1,914)	(2,313)
Other policyholder funds	(63)	(1)
Current and deferred income taxes – net	(954)	(1,761)
Other assets and liabilities – net	(791)	49
Trading securities	21	1,027
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	306	390
Securities and spot commodities sold but not yet purchased	(572)	(1,528)
Finance receivables and other loans held for sale – originations and purchases	(5)	(22)
Sales of finance receivables and other loans – held for sale	48	32
Other, net	267	371

Total adjustments	(581)	6,809

Net cash provided by (used in) operating activities – continuing operations	345	1,596
Net cash provided by (used in) operating activities – discontinued operations	2,850	2,174

Net cash provided by (used in) operating activities	$3,195	$3,770

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows (Continued)

	Three Months Ended March 31,
(in millions)	2010	2009

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	$7,893	$12,263
Maturities of fixed maturity securities available for sale and hybrid investments	3,340	3,592
Sales of trading securities	1,746	3,635
Sales or distributions of other invested assets (including flight equipment)	2,157	2,711
Sales of divested businesses, net	1,471	704
Principal payments received on mortgage and other loans receivable	938	1,010
Principal payments received on and sales of finance receivables held for investment	1,590	4,006
Purchases of available for sale investments	(15,847)	(9,974)
Purchases of trading securities	(356)	(2,829)
Purchases of other invested assets (including flight equipment)	(1,915)	(2,228)
Acquisition, net of cash acquired	(139)	-
Mortgage and other loans receivable issued	(303)	(778)
Finance receivables held for investment – originations and purchases	(746)	(1,855)
Change in securities lending invested collateral	-	969
Net additions to real estate, fixed assets, and other assets	(64)	(101)
Net change in short-term investments	(1,043)	(7,778)
Net change in non-AIGFP derivative assets and liabilities	(129)	(48)
Other, net	(49)	(63)

Net cash provided by (used in) investing activities – continuing operations	(1,456)	3,236
Net cash provided by (used in) investing activities – discontinued operations	(3,060)	(1,804)

Net cash provided by (used in) investing activities	$(4,516)	$1,432

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	$4,394	$4,738
Policyholder contract withdrawals	(3,639)	(8,316)
Change in other deposits	(122)	49
Change in commercial paper and other short-term debt	-	(421)
Change in Federal Reserve Bank of New York Commercial Paper Funding Facility borrowings	(3,565)	(2,945)
Federal Reserve Bank of New York credit facility borrowings	8,300	10,900
Federal Reserve Bank of New York credit facility repayments	(4,551)	(4,600)
Issuance of other long-term debt	4,170	1,209
Repayments on other long-term debt	(7,143)	(5,953)
Change in securities lending payable	-	(490)
Drawdown on the Department of the Treasury Commitment	2,199	-
Other, net	(462)	(653)

Net cash provided by (used in) financing activities – continuing operations	(419)	(6,482)
Net cash provided by (used in) financing activities – discontinued operations	153	(3,162)

Net cash provided by (used in) financing activities	$(266)	$(9,644)

Supplementary disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(1,047)	$(1,466)
Taxes	$(604)	$(179)
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,086	$1,598
Long-term debt reduction due to deconsolidations	$829	$-
Debt assumed on consolidation of variable interest entities	$2,591	$-
Debt assumed on acquisition	$164	$-

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

Consolidated Statement of Equity

Three Months Ended March 31, 2010 (in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- controlling Interests	Total Equity

Balance, beginning of year	$69,784	$354	$(874)	$6,358	$(11,491)	$5,693	$69,824	$28,252	$98,076

Series F drawdowns	2,199	-	-	-	-	-	2,199	-	2,199
Common stock issued under stock plans	-	-	-	(5)	-	-	(5)	-	(5)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	169	(276)	(107)	-	(107)
Net income(a)	-	-	-	-	1,451	-	1,451	133	1,584
Other comprehensive income (loss)(b)	-	-	-	-	-	1,636	1,636	(165)	1,471
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(2,161)	(2,161)
Contributions from noncontrolling interest	-	-	-	-	-	-	-	210	210
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(87)	(87)
Net income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York	-	-	-	-	-	-	-	519	519
Other	-	-	-	3	-	-	3	17	20

Balance, end of period	$71,983	$354	$(874)	$6,356	$(9,871)	$7,053	$75,001	$26,718	$101,719

(a)
Excludes $(4) million attributable to redeemable noncontrolling interests and Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York of $519 million.

(b)
Excludes $5 million attributable to redeemable noncontrolling interests.

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

    These unaudited condensed consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2009 (2009 Annual Report on Form 10-K).

    In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. AIG evaluated the need to disclose events that occurred subsequent to the balance sheet date. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, are those relating to items considered by management in the determination of:

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

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps (CDS) and AIG's economic interest in Maiden Lane II LLC (ML II) and equity interest in Maiden Lane III LLC (ML III) (together, the Maiden Lane Interests);

  •
  classification of entities as held-for-sale or as discontinued operations; and

  •
  fair value of the assets and liabilities, including non-controlling interests, related to acquisitions.

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's consolidated financial condition, results of operations and cash flows would be materially affected.

Out of Period Adjustments

    For the three months ended March 31, 2010, AIG recorded out of period adjustments relating to prior years that decreased Net income attributable to AIG by $158 million, primarily related to the effect of recording

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

impairments on certain consolidated investments held in the Institutional Asset Management operations, which affected the calculation of income taxes. While these adjustments were noteworthy for the quarter, after evaluating the quantitative and qualitative aspects of these corrections, AIG concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

    Had these and all previously reported out of period adjustments been recorded in their appropriate periods, the net loss attributable to AIG for the year ended December 31, 2009 would have increased by $604 million, from $10.9 billion to $11.5 billion.

Going Concern Considerations

    In the audited financial statements included in the 2009 Annual Report on Form 10-K, management disclosed the conditions and events that led management to conclude that AIG would have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

Liquidity of Parent and Subsidiaries

    AIG manages liquidity at both the parent and subsidiary levels. AIG Parent has not had access to its traditional sources of financing through the public debt markets. While no assurance can be given that AIG will be able to access its traditional sources of long-term or short-term financing through the public markets again, AIG periodically evaluates its ability to access the capital markets.

    Historically, AIG depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG's current financial situation, certain of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has also been dependent on the Federal Reserve Bank of New York (FRBNY) Credit Facility (the FRBNY Credit Facility) provided by the FRBNY under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY, and the FRBNY's Commercial Paper Funding Facility (CPFF), through April 26, 2010, as its primary sources of liquidity; and on the agreement by the United States Department of the Treasury (the Department of the Treasury) to provide up to $29.835 billion (Department of Treasury Commitment) in exchange for increases in the liquidation preference of the AIG Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series F Preferred Stock), to support the capital needs of its insurance company subsidiaries. Primary uses of cash flow are debt service and subsidiary funding.

    During the first four months of 2010, International Lease Finance Corporation (ILFC) and American General Finance, Inc. (AGF) made substantial progress in addressing their liquidity needs. During March and April of 2010, ILFC significantly increased its liquidity position through a combination of new secured and unsecured debt issuances of approximately $4.0 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Availability of $550 million of the approximately $4.0 billion of debt issuances and the extension of $2.16 billion of the revolving credit facility are subject to the satisfaction of certain collateralization milestones. In addition, in April 2010, ILFC signed an agreement to sell 53 aircraft with an aggregate book value of approximately $2.3 billion, which is expected to generate approximately $2.0 billion in gross proceeds during 2010. As of March 31, 2010, none of these aircraft met the criteria to be recorded as held-for-sale. During March and April of 2010, AGF significantly enhanced its liquidity position through the following actions: AGF received cash proceeds of more than $500 million from a $1.0 billion asset securitization in March 2010 and executed and drew down fully a $3.0 billion secured term loan transaction in April 2010. AGF used a portion of the proceeds from these transactions, cash on hand and proceeds from AIG's repayment of two demand promissory notes to repay all of its outstanding obligations under its $2.45 billion one-year term loans in March 2010 and its $2.125 billion five-year revolving credit facility in April 2010 (both of which were due in July 2010).

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

Progress on Management's Plans for Stabilization of AIG and Repayment of AIG's Obligations as They Come Due

    Since September 2008, AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in managing its liquidity and capital, and expects to accomplish these objectives over a longer time frame than originally contemplated.

Sales of Businesses and Specific Asset Dispositions

AIA Sale

    As of March 1, 2010, AIG and AIA Aurora LLC, a special purpose vehicle formed by AIG and the FRBNY (AIA Holdings), entered into a definitive agreement (the AIA Share Purchase Agreement) with Prudential plc (Prudential) and Prudential Group Limited (formerly known as Petrohue (UK) Investments Limited), for the sale of AIA Group Limited (AIA) to Prudential Group Limited for approximately $35.5 billion, consisting of $25 billion in cash, approximately $5.5 billion in face value of ordinary shares in the capital of Prudential Group Limited, $3 billion in face value of mandatory convertible securities of Prudential Group Limited, and $2 billion in face value of preferred stock of Prudential (or at Prudential's election, Prudential Group Limited), subject to closing adjustments. The obligations of Prudential Group Limited under the AIA Share Purchase Agreement are guaranteed by Prudential.

    The cash portion of the proceeds from the sale will be paid to the FRBNY to redeem preferred interests with a liquidation preference of approximately $16 billion plus accrued but unpaid preferred returns held by the FRBNY in AIA Holdings, and, unless otherwise agreed with the FRBNY, to repay approximately $9 billion under the FRBNY Credit Facility. AIG intends to monetize the $10.5 billion in face value of Prudential securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. Unless otherwise agreed with the FRBNY, net cash proceeds from the monetization of these securities will be used to repay any outstanding debt under the FRBNY Credit Facility.

ALICO Sale

    As of March 7, 2010, AIG and ALICO Holdings LLC, a special purpose vehicle formed by AIG and the FRBNY (ALICO Holdings), entered into a definitive agreement (the ALICO Stock Purchase Agreement) with MetLife, Inc. (MetLife) for the sale of American Life Insurance Company (ALICO) by ALICO Holdings to MetLife, and the sale of Delaware American Life Insurance Company by AIG to MetLife, for approximately $15.5 billion, consisting of $6.8 billion in cash and the remainder in equity securities of MetLife, subject to closing adjustments.

    The cash portion of the proceeds from the sale will be paid to the FRBNY to reduce the liquidation preference of a portion of the preferred interests owned by the FRBNY in ALICO Holdings and ALICO Holdings will hold the remainder of the transaction consideration, consisting of 78,239,712 shares of MetLife common stock, 6,857,000 shares of newly issued participating preferred stock convertible into 68,570,000 shares of common stock upon the approval of MetLife shareholders, and 40,000,000 equity units of MetLife with an aggregate stated value of $3 billion. AIG intends to monetize these MetLife securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. Unless otherwise agreed with the FRBNY, net cash proceeds from the monetization of these securities will be used to reduce the liquidation preference of the preferred interests owned by the FRBNY in ALICO Holdings and thereafter to repay any outstanding debt under the FRBNY Credit Facility.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Dispositions of certain businesses will be subject to regulatory approval. Unless a waiver is obtained from the FRBNY, net proceeds from these dispositions, to the extent they do not represent capital of AIG's insurance subsidiaries required for regulatory or ratings purposes or are not to be utilized to redeem the preferred interests held by the FRBNY in AIA Holdings and ALICO Holdings, are contractually required to be applied toward the repayment of the FRBNY Credit Facility as mandatory prepayments.

    Since September 2008 and through April 28, 2010, AIG entered into agreements to sell or completed the sale of other operations and assets, excluding AIA, ALICO and the assets held by AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP), that had aggregate assets and liabilities with carrying values of $95.5 billion and $77.5 billion, respectively, at March 31, 2010 or the date of sale. Of these amounts, pending transactions with aggregate assets and liabilities of $54.7 billion and $49.2 billion, respectively, at March 31, 2010 are expected to generate approximately $709 million of aggregate net cash proceeds that will be available to reduce the amount of the FRBNY Credit Facility, after taking into account taxes, transaction expenses, settlement of intercompany loan facilities, and capital required to be retained for regulatory or ratings purposes. Gains and losses recorded in connection with the dispositions of businesses include estimates that are subject to subsequent adjustment. Based on the transactions closed to date, AIG does not believe that such adjustments will be material to future consolidated results of operations or cash flows.

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

  •
  the potential for delays in asset dispositions and reduction in the anticipated proceeds therefrom;

  •
  the potential for declines in bond and equity markets;

  •
  pending sales of significant subsidiaries;

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

    Based on the U.S. government's continuing commitment, the already completed transactions and the other expected transactions with the FRBNY, management's plans and progress made to stabilize AIG's businesses and dispose of certain assets, and after consideration of the risks and uncertainties of such plans, management believes that it will have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

    It is possible that the actual outcome of one or more of management's plans could be materially different, or that one or more of management's significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect or that the transactions with the FRBNY discussed above fail to achieve the desired objectives. If one or more of these possible outcomes is realized and third party financing is not available, AIG may need additional U.S. government support to meet its obligations as they come due. Under these adverse assumptions, without additional support from the U.S. government in the future there could exist substantial doubt about AIG's ability to continue as a going concern.

    In connection with making the going concern assessment and conclusion, management and the Board of Directors of AIG have confirmed in connection with the filing in February 2010 of the 2009 Annual Report on Form 10-K that "As first stated by the U.S. Treasury and the Federal Reserve in connection with the announcement of the AIG Restructuring Plan on March 2, 2009, the U.S. Government remains committed to continuing to work with AIG to maintain its ability to meet its obligations as they come due."

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

Accounting Policies

Transfers of Financial Assets

    Securities purchased (sold) under agreements to resell (repurchase), at contract value: Securities purchased under agreements to resell and Securities sold under agreements to repurchase (other than those entered into by AIGFP) generally are accounted for as collateralized borrowing or lending transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. AIGFP carries such agreements at fair value based on market observable interest rates and credit spreads. AIG's policy is to take possession of or obtain a security interest in securities purchased under agreements to resell.

    When AIG does not obtain cash collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract, AIG accounts for the transaction as a sale of the security and reports the obligation to repurchase the security as a derivative contract. Where securities are carried in the available for sale category, AIG records a gain or loss in income. Where changes in fair value of securities are recognized through income, no additional gain or loss is recognized. The fair value of securities transferred under repurchase agreements accounted for as sales was $2.1 billion and $2.3 billion at March 31, 2010 and December 31, 2009, respectively, and the related cash collateral obtained was $1.7 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively.

    AIG minimizes the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when necessary.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Securities lending invested collateral, at fair value and Securities lending payable: In 2008, AIG exited the domestic securities lending program, and as of March 31, 2010, AIG had exited its foreign securities lending activities.

Recent Accounting Standards

Accounting Changes

    AIG adopted the following accounting standards during the first quarter of 2010:

Accounting for Transfers of Financial Assets

    In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard addressing transfers of financial assets that removes the concept of a qualifying special-purpose entity (QSPE) from the FASB Accounting Standards Codification and removes the exception that exempted transferors from applying the consolidation rules to QSPEs. The new standard is effective for interim and annual periods beginning on January 1, 2010 for AIG. Earlier application is prohibited. The adoption of this standard increased both assets and liabilities by approximately $1.3 billion as a result of consolidating two previously unconsolidated QSPEs. The adoption of this new standard did not have a material effect on AIG's consolidated results of operations or cash flows.

Consolidation of Variable Interest Entities

    In June 2009, the FASB issued an accounting standard that amends the rules addressing consolidation of certain variable interest entities with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with variable interest entities.

    AIG adopted the new standard on January 1, 2010. The adoption of this standard resulted in an increase in excess of amounts previously recorded for assets, liabilities, redeemable noncontrolling interest, other noncontrolling interest and accumulated deficit of approximately $8.2 billion, $7.1 billion, $1.1 billion, $0.1 billion and $0.2 billion, respectively, and a net decrease in accumulated other comprehensive income of approximately $0.3 billion, as a result of consolidating previously unconsolidated VIEs.

    The following table describes the two methods applied by AIG and the amount and classification in the Consolidated Balance Sheet of the assets and liabilities consolidated as a result of the adoption:

	Transition Methods
(in millions)	Fair Value Option	Carrying Value

Assets:
Bond trading securities, at fair value	$1,239	$1,262
Other invested assets	-	480
Mortgage and other loans receivable	-	1,980
Other asset accounts	194	150
Assets of businesses held for sale	4,630	-

Total Assets	$6,063	$3,872

Liabilities:
FRBNY commercial paper funding facility	$1,088	$-
Other long-term debt	-	1,533
Other liability accounts	1	31
Liabilities of businesses held for sale	4,525	-

Total Liabilities	$5,614	$1,564

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The cumulative effect adjustment of electing the fair value option was not material to AIG's accumulated deficit.

    In February 2010, the FASB also issued an update to the aforementioned accounting standard that defers the revised consolidation rules for variable interest entities with attributes of, or similar to, an investment company or money market fund. The primary effect of this deferral for AIG is that AIG will continue to apply the consolidation rules in effect before the amended guidance discussed above for its interests in eligible entities, such as certain mutual funds.

Future Application of Accounting Standards

    In March 2010, the FASB issued an accounting standard that amends the scope for embedded credit derivative features related to the redistribution of credit risk in the form of subordination of one financial instrument to another in a securitization vehicle. The new standard clarifies how to determine which embedded credit derivative features, including those in collateralized debt obligations (CDOs), credit linked notes (CLNs) and synthetic CDOs and CLNs, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting. The new standard is effective for interim and annual periods beginning on July 1, 2010 for AIG. AIG is assessing the effect adopting this new standard will have on its consolidated financial condition, results of operations, and cash flows.

2. Segment Information

    AIG reports the results of its operations through four reportable segments: General Insurance, Domestic Life Insurance & Retirement Services, Foreign Life Insurance & Retirement Services, and Financial Services. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations and net gains (losses) on sales of divested businesses, because AIG believes that this provides more meaningful information on how its operations are performing.

The following table presents AIG's operations by reportable segment:

Three Months Ended March 31, (in millions)	2010	2009

Total revenues:
General Insurance	$8,849	$8,099
Domestic Life Insurance & Retirement Services	3,226	1,703
Foreign Life Insurance & Retirement Services*	1,075	763
Financial Services	1,508	1,265
Other	2,062	2,180
Consolidation and eliminations	(390)	(695)

Total revenues	16,330	13,315

Pre-tax income (loss) from continuing operations:
General Insurance	1,016	102
Domestic Life Insurance & Retirement Services	327	(1,827)
Foreign Life Insurance & Retirement Services*	85	(128)
Financial Services	(439)	(1,130)
Other	(294)	(3,444)
Consolidation and eliminations	140	(89)

Total pre-tax income (loss) from continuing operations	$835	$(6,516)

*
As a result of the announced AIA and ALICO transactions, and their treatment as discontinued operations, Foreign Life Insurance & Retirement Services operations consist of a single operating segment. See Note 3 herein for information on these transactions.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by operating segment:

Three Months Ended March 31, (in millions)	2010	2009

General Insurance
Total revenues:
Commercial Insurance	$5,403	$5,024
Foreign General Insurance	3,446	3,075

Total revenues	$8,849	$8,099

Pre-tax income (loss):
Commercial Insurance	$730	$(224)
Foreign General Insurance	286	326

Total pre-tax income (loss)	$1,016	$102

Domestic Life Insurance & Retirement Services
Total revenues:
Domestic Life Insurance	$1,934	$1,526
Domestic Retirement Services	1,292	177

Total revenues	$3,226	$1,703

Pre-tax income (loss):
Domestic Life Insurance	$227	$(298)
Domestic Retirement Services	100	(1,529)

Total pre-tax income (loss)	$327	$(1,827)

Financial Services
Total revenues:
Aircraft Leasing	$882	$1,281
Capital Markets	(234)	(969)
Consumer Finance	779	813
Other, including intercompany adjustments	81	140

Total revenues	$1,508	$1,265

Pre-tax income (loss):
Aircraft Leasing	$(81)	$316
Capital Markets	(298)	(1,121)
Consumer Finance	(25)	(306)
Other, including intercompany adjustments	(35)	(19)

Total pre-tax income (loss)	$(439)	$(1,130)

Other
Total revenues:
Parent & Other	$1,119	$105
Mortgage Guaranty	298	317
Change in fair value of ML III	751	—
Noncore Asset Management	(19)	(239)
Other noncore insurance	(17)	1,997
Consolidation and eliminations	(70)	-

Total revenues	$2,062	$2,180

Pre-tax income (loss):
Parent & Other	$(645)	$(2,057)
Mortgage Guaranty	96	(480)
Change in fair value of ML III	751	—
Noncore Asset Management	(463)	(1,012)
Other noncore insurance	(33)	105

Total pre-tax income (loss)	$(294)	$(3,444)

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 3. Discontinued Operations and Held-for-Sale Classification

Discontinued Operations

    As discussed in Note 1 herein, during the first quarter of 2010, AIG entered into agreements to sell AIA and ALICO. Also, on October 12, 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan Life Insurance Company, Ltd. (Nan Shan) for approximately $2.15 billion. AIG expects each of these sales to close in 2010. These transactions met the criteria for held-for-sale and discontinued operations accounting.

    Accordingly, results of operations for these companies are included as discontinued operations in AIG's Consolidated Statement of Income (Loss) for all periods shown and their aggregated assets and liabilities are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet at March 31, 2010 for AIA and ALICO and at March 31, 2010 and December 31, 2009 for Nan Shan. Each of these companies previously had been a component of the Foreign Life Insurance & Retirement Services reportable segment.

    Income (loss) from discontinued operations includes interest expense, including periodic amortization of the prepaid commitment fee asset, on debt to be assumed by the buyers of AIA and ALICO and on debt required to be repaid as a result of the disposition transactions associated with the FRBNY Credit Facility totaling $183 million and $258 million in the three months ended March 31, 2010 and 2009, respectively. The interest expense allocated to discontinued operations for the three-month periods ended March 31, 2010 and 2009 was based on the estimated funds of $8.6 billion committed to repay the FRBNY Credit Facility multiplied by the daily interest rate. The periodic amortization of the prepaid commitment fee allocated to discontinued operations was determined based on the ratio of funds committed to repay the FRBNY Credit Facility to the total outstanding available amount under the FRBNY Credit Facility.

A summary of income (loss) from discontinued operations is as follows:

Three Months Ended March 31, (in millions)	2010	2009

Premiums and other considerations	$6,525	$6,024
Net investment income	2,252	1,449
Net realized capital gains (losses)	63	(587)

Total revenues	8,840	6,886
Income (loss) from discontinued operations	1,142	152
Loss on sale	(106)	(3)

Income (loss) from discontinued operations, before income tax expense (benefit)	1,036	149

Income tax expense (benefit)	(137)	69

Income (loss) from discontinued operations, net of tax	$1,173	$80

    Certain other sales completed during 2010 and 2009 were not classified as discontinued operations due to AIG's continued involvement or because associated assets, liabilities and results of operations were not material to AIG's consolidated financial position or results of operations.

Held-for-Sale Classification

    On September 5, 2009, AIG entered into an agreement to sell its investment advisory and third party asset management business for a $277 million cash payment at closing plus contingent consideration to be received over time. Prior to the closing of this transaction on March 26, 2010, these businesses were a component of the Noncore Asset Management business included within Other operations. This transaction met the criteria for held-for-sale accounting, and its assets and liabilities were included as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. This transaction did not meet the criteria for

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

discontinued operations accounting because of a significant continuation of activities between AIG and the business sold.

    On July 28, 2009, AIG entered into an agreement to combine its consumer finance business in Poland, conducted through AIG Bank Polska S.A., into the Polish consumer finance business of Santander Consumer Finance S.A. (SCB). In exchange, AIG will receive an equity interest in SCB. The closing is expected to occur in the second quarter of 2010. This transaction met the criteria for held-for-sale accounting and, as a result, its assets and liabilities are included as single line items in the asset and liability sections of the Consolidated Balance Sheet at March 31, 2010 and December 31, 2009. AIG Bank Polska is a component of the Financial Services reportable segment. This transaction did not meet the criteria for discontinued operations accounting because of AIG's retained equity interest in SCB.

A summary of assets and liabilities held for sale at March 31, 2010 and December 31, 2009 is as follows:

(in millions)	March 31, 2010	December 31, 2009

Assets:
Fixed maturity securities	$163,336	$34,495
Deferred policy acquisition costs	24,204	3,322
Equity securities	15,366	2,947
Other invested assets	13,269	4,256
Short-term investments	13,170	3,501
Separate account assets	10,675	3,467
Mortgage and other loans receivable, net	9,096	3,997
Goodwill	3,457	25
Other assets	3,867	369

Total Assets of businesses held for sale	$256,440	$56,379

Liabilities:
Future policy benefits for life and accident and health insurance contracts	$108,812	$38,023
Policyholder contract deposits	79,312	3,133
Separate account liabilities	10,675	3,467
Other liabilities	19,038	3,976

Total Liabilities of businesses held for sale	$217,837	$48,599

4. Business Combination

    On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji Fire & Marine Insurance Company Limited (Fuji), a publicly traded Japanese insurance company with general insurance and some life insurance operations. The acquisition of the additional voting shares for $145 million increased Chartis' total voting ownership interest in Fuji from 41.7 percent to 54.8 percent, which resulted in Chartis International obtaining control of Fuji. This acquisition was made to maintain Chartis International's share in the substantial Japanese market, which is undergoing significant consolidation.

    The purchase was accounted for under the acquisition method. Chartis identified and estimated certain of the fair values of assets acquired, liabilities assumed, and noncontrolling interests of Fuji as of the acquisition date. Because the acquisition was completed on the last day of the quarter, Chartis has not obtained final appraisals of Fuji's insurance contracts, loans, certain real estate or intangible assets.

    Based on the estimated fair values assigned to the assets acquired, liabilities assumed and noncontrolling interests, Chartis recorded an unallocated purchase price of $581 million in Other liabilities in the Consolidated Balance Sheet. Chartis is in the process of reassessing the recognition and measurement of identifiable assets acquired, including the value of the business acquired and other intangibles, and liabilities assumed. Upon

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

completion of the reassessment process, Chartis will adjust the fair value of the assets acquired and liabilities assumed for any significant differences to the provisional fair values. An adjustment to the purchase price allocation may also occur if new information on Fuji becomes known or discovered within one year from the acquisition date. To the extent an unallocated purchase price credit remains, AIG will record a bargain purchase gain. It is anticipated that any gain recognized will not be subject to U.S. or foreign income tax, because such gain would only be recognized for tax purposes upon sale of the Fuji shares.

The following table summarizes the estimated preliminary fair values of major classes of assets acquired and liabilities assumed and the unallocated purchase price at the date of acquisition:

(in millions)	At March 31, 2010

Identifiable net assets:
Investments	$10,121
Cash	6
Premiums and other receivables	889
Reinsurance assets	517
Real estate and other fixed assets	428
Other assets	108
Liability for unpaid claims and claims adjustment expense	(1,561)
Unearned premiums	(3,139)
Future policy benefits for life and accident and health insurance contracts	(1,934)
Other policyholder funds	(3,536)
Other liabilities	(460)

Total preliminary identifiable net assets acquired	1,439
Less:
Cash consideration transferred	145
Fair value of the noncontrolling interest	421
Fair value of AIG's previous equity interest in Fuji	292

Unallocated purchase price	$581

    In accordance with the acquisition method of accounting, Chartis remeasured its equity interest in Fuji, held prior to the acquisition of the additional shares, to fair value which resulted in a gain of $47 million offset by a $72 million charge resulting from the reversal through income of Chartis' share of Fuji's accumulated other comprehensive income. The loss was recorded in Other realized capital gains (losses) in the Consolidated Statement of Income (Loss). The fair value of AIG's previous equity interest and the noncontrolling interest were based on the publicly-traded share price on the Tokyo Stock Exchange as of the acquisition date. The acquisition-related costs, consisting primarily of legal and transaction fees, were recorded in Other expenses in the Consolidated Statement of Income (Loss).

The following unaudited summarized pro forma consolidated income statement information assumes that the acquisition occurred as of January 1, 2009. The pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations which would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future.

Three Months Ended March 31, (in millions)	2010	2009

Total revenues	$17,327	$13,863
Net income (loss)	2,181	(5,416)
Net income (loss) attributable to AIG	1,471	(4,500)

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

5. Fair Value Measurements

Fair Value Measurements on a Recurring Basis

    AIG measures the following financial instruments at fair value on a recurring basis:

  •
  trading and available for sale securities portfolios;

  •
  certain mortgage and other loans receivable;

  •
  derivative assets and liabilities;

  •
  securities purchased/sold under agreements to resell/repurchase;

  •
  non-traded equity investments and certain private limited partnerships and certain hedge funds included in other invested assets;

  •
  certain short-term investments;

  •
  separate and variable account assets;

  •
  certain policyholder contract deposits;

  •
  securities and spot commodities sold but not yet purchased;

  •
  certain trust deposits and deposits due to banks and other depositors;

  •
  certain CPFF;

  •
  certain long-term debt; and

  •
  certain hybrid financial instruments included in Other liabilities.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

  •
  Counterparty Credit Risk.  Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for AIG to protect against its net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty credit default swap spreads, when available. When not available, other directly or indirectly observable credit spreads are used to derive the best estimates of the counterparty spreads. AIG's net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    A CDS is a derivative contract that allows the transfer of third party credit risk from one party to the other. The buyer of the CDS pays an upfront and/or annual premium to the seller. The seller's payment obligation is triggered by the occurrence of a credit event under a specified reference security and is determined by the loss on that specified reference security. The present value of the amount of the annual and/or upfront premium therefore represents a market-based expectation of the likelihood that the specified reference party will fail to perform on the reference obligation, a key market observable indicator of non-performance risk (the CDS spread).

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

    The cost of credit protection is determined under a discounted present value approach considering the market levels for single name CDS spreads for each specific counterparty, the mid market value of the net exposure (reflecting the amount of protection required) and the weighted average life of the net exposure. CDS spreads are provided to AIG by an independent third party. AIG utilizes an interest rate based on the benchmark London Interbank Offered Rate (LIBOR) curve to derive its discount rates.

    While this approach does not explicitly consider all potential future behavior of the derivative transactions or potential future changes in valuation inputs, AIG believes this approach provides a reasonable estimate of the fair value of the assets and liabilities, including consideration of the impact of non-performance risk.

Fixed Maturity Securities — Trading and Available for Sale

    AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value fixed maturity securities in its trading and available for sale portfolios. Market price data is generally obtained from dealer markets.

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

Maiden Lane II and Maiden Lane III

    At their inception, ML II and ML III were valued and recorded at the transaction prices of $1 billion and $5 billion, respectively. Subsequently, the Maiden Lane Interests are valued using a discounted cash flow methodology that uses the estimated future cash flows of the Maiden Lane assets. AIG applies model-determined market discount rates to its interests. These discount rates are calibrated to the changes in the estimated asset values for the underlying assets commensurate with AIG's interests in the capital structure of the respective entities. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

    The fair value methodology used assumes that the underlying collateral in the Maiden Lane Interests will continue to be held and generate cash flows into the foreseeable future and does not assume a current liquidation of the assets underlying the Maiden Lane Interests. Other methodologies employed or assumptions made in

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

determining fair value for these investments could result in amounts that differ significantly from the amounts reported.

    Adjustments to the fair value of AIG's interest in ML II are recorded on the Consolidated Statement of Income (Loss) in Net investment income for AIG's Domestic Life Insurance companies. Adjustments to the fair value of AIG's interest in ML III are recorded on the Consolidated Statement of Income (Loss) in Net investment income and, beginning in the second quarter of 2009, were included in Other Noncore business results, reflecting the contribution to an AIG subsidiary. Prior to the second quarter of 2009, such amounts had been included in Other Parent company results. AIG's Maiden Lane Interests are included in bond trading securities, at fair value, on the Consolidated Balance Sheet.

    As of March 31, 2010, AIG expected to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, in the Maiden Lane Interests over the remaining life of the investments after repayment of the first priority obligations owed to the FRBNY. AIG's cash flow methodology considers the capital structure of the collateral securities and their expected credit losses from the underlying asset pools. The fair values of the Maiden Lane Interests are most affected by changes in the discount rates and changes in the underlying estimated future collateral cash flow assumptions used in the valuation model.

    The LIBOR interest rate curve changes are determined based on observable prices, interpolated or extrapolated to derive a LIBOR for a specific maturity term as necessary. The spreads over LIBOR for the Maiden Lane Interests (including collateral-specific credit and liquidity spreads) can change as a result of changes in market expectations about the future performance of these investments as well as changes in the risk premium that market participants would demand at the time of the transactions.

    Changes in estimated future cash flows would primarily be the result of changes in expectations for defaults, recoveries, and prepayments on underlying loans.

Changes in the discount rate or the estimated future cash flows used in the valuation would alter AIG's estimate of the fair value of the Maiden Lane Interests as shown in the table below.

	Fair Value Change
March 31, 2010 (in millions)
	Maiden Lane II	Maiden Lane III

Discount Rates:
200 basis point increase	$(90)	$(659)
200 basis point decrease	101	769
400 basis point increase	(170)	(1,225)
400 basis point decrease	215	1,672

Estimated Future Cash Flows:
10% increase	292	833
10% decrease	(296)	(831)
20% increase	579	1,661
20% decrease	(588)	(1,653)

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

Equity Securities Traded in Active Markets — Trading and Available for Sale

    AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

date to measure at fair value marketable equity securities in its trading and available for sale portfolios. Market price data is generally obtained from exchange or dealer markets.

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

    The valuation of the super senior credit derivatives is challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in the structured finance market. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets have increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.

    AIGFP's valuation methodologies for the super senior credit default swap portfolio have evolved over time in response to market conditions and the availability of market observable information. AIG has sought to calibrate the methodologies to available market information and to review the assumptions of the methodologies on a regular basis.

    Regulatory capital portfolio: In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIGFP continues to reassess the expected maturity of the portfolio. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of the Capital Accord of the Basel

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Committee on Banking Supervision (Basel I) that existed through the end of 2007 and which is in the process of being replaced by the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, the Basel Committee announced that it had agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. In assessing the fair value of the regulatory capital CDS transactions, AIGFP also considers other market data, to the extent relevant and available. For further discussion, see Note 8 herein.

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

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 63.4 percent of the underlying securities used in the valuation at March 31, 2010. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Corporate debt/Collateralized loan obligation (CLO) portfolios: In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIGFP uses a mathematical model that produces results that are closely aligned with prices received from third parties. This methodology is widely used by other market participants and uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices as inputs. One transaction, representing one percent of the total notional amount of the corporate arbitrage transactions, is valued using third party quotes given its unique attributes.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

At March 31, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$100	$4,756	$-	$-	$-	$4,856
Obligations of states, municipalities and Political subdivisions	320	50,885	948	-	-	52,153
Non-U.S. governments	197	23,615	5	-	-	23,817
Corporate debt	-	130,435	3,917	-	-	134,352
Residential mortgage-backed securities (RMBS)	-	20,387	6,832	-	-	27,219
Commercial mortgage-backed securities (CMBS)	-	3,549	4,396	-	-	7,945
Collateralized Debt Obligations/Asset Backed Securities (CDO/ABS)	-	1,952	4,576	-	-	6,528

Total bonds available for sale	617	235,579	20,674	-	-	256,870

Bond trading securities:
U.S. government and government sponsored entities	433	6,313	-	-	-	6,746
Obligations of states, municipalities and Political subdivisions	-	348	-	-	-	348
Non-U.S. governments	1	395	2	-	-	398
Corporate debt	-	1,658	7	-	-	1,665
RMBS	-	2,534	5	-	-	2,539
CMBS	-	2,282	294	-	-	2,576
CDO/ABS	-	4,198	7,895	-	-	12,093

Total bond trading securities	434	17,728	8,203	-	-	26,365

Equity securities available for sale:
Common stock	4,219	7	36	-	-	4,262
Preferred stock	-	685	52	-	-	737
Mutual funds	1,800	32	-	-	-	1,832

Total equity securities available for sale	6,019	724	88	-	-	6,831

Equity securities trading:
Common stock	416	95	1	-	-	512
Mutual funds	101	-	-	-	-	101

Total equity securities trading	517	95	1	-	-	613

Mortgage and other loans receivable	-	157	-	-	-	157
Other invested assets(c)	1,432	2,869	5,853	-	-	10,154
Unrealized gain on swaps, options and forward transactions:
Interest rate contracts	-	26,308	207	-	-	26,515
Foreign exchange contracts	-	393	32	-	-	425
Equity contracts	59	567	202	-	-	828
Commodity contracts	-	46	20	-	-	66
Credit contracts	-	3	556	-	-	559
Other contracts	4	562	72	-	-	638
Counterparty netting and cash collateral	-	-	-	(16,816)	(4,832)	(21,648)

Total unrealized gain on swaps, options and forward transactions	63	27,879	1,089	(16,816)	(4,832)	7,383

Securities purchased under agreements to resell	-	1,615	-	-	-	1,615
Short-term investments	3,986	18,198	-	-	-	22,184
Separate account assets	49,740	2,213	-	-	-	51,953
Other assets	-	13	-	-	-	13

Total	$62,808	$307,070	$35,908	$(16,816)	$(4,832)	$384,138

Liabilities:
Policyholder contract deposits	$-	$-	$641	$-	$-	$641
Securities sold under agreements to repurchase	-	3,418	-	-	-	3,418
Securities and spot commodities sold but not yet purchased	303	155	-	-	-	458
Unrealized loss on swaps, options and forward transactions:
Interest rate contracts	-	20,214	1,493	-	-	21,707
Foreign exchange contracts	-	702	3	-	-	705
Equity contracts	3	631	147	-	-	781
Commodity contracts	-	53	-	-	-	53
Credit contracts(d)	-	41	5,466	-	-	5,507
Other contracts	-	218	202	-	-	420
Counterparty netting and cash collateral	-	-	-	(16,816)	(6,061)	(22,877)

Total unrealized loss on swaps, options and forward transactions	3	21,859	7,311	(16,816)	(6,061)	6,296

Trust deposits and deposits due to banks and other depositors	-	16	-	-	-	16
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	2,285	-	-	-	2,285
Other long-term debt	-	11,677	1,123	-	-	12,800

Total	$306	$39,410	$9,075	$(16,816)	$(6,061)	$25,914

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$146	$5,077	$-	$-	$-	$5,223
Obligations of states, municipalities and Political subdivisions	219	53,270	613	-	-	54,102
Non-U.S. governments	312	64,519	753	-	-	65,584
Corporate debt	10	187,337	4,791	-	-	192,138
Residential mortgage-backed securities (RMBS)	-	21,670	6,654	-	-	28,324
Commercial mortgage-backed securities (CMBS)	-	8,350	4,939	-	-	13,289
Collateralized Debt Obligations/Asset Backed Securities (CDO/ABS)	-	2,167	4,724	-	-	6,891

Total bonds available for sale	687	342,390	22,474	-	-	365,551

Bond trading securities:
U.S. government and government sponsored entities	394	6,317	16	-	-	6,727
Obligations of states, municipalities and Political subdivisions	-	371	-	-	-	371
Non-U.S. governments	2	1,363	56	-	-	1,421
Corporate debt	-	5,205	121	-	-	5,326
RMBS	-	3,671	4	-	-	3,675
CMBS	-	2,152	325	-	-	2,477
CDO/ABS	-	4,381	6,865	-	-	11,246

Total bond trading securities	396	23,460	7,387	-	-	31,243

Equity securities available for sale:
Common stock	7,254	9	35	-	-	7,298
Preferred stock	-	760	54	-	-	814
Mutual funds	1,348	56	6	-	-	1,410

Total equity securities available for sale	8,602	825	95	-	-	9,522

Equity securities trading:
Common stock	1,254	104	1	-	-	1,359
Mutual funds	6,460	492	7	-	-	6,959

Total equity securities trading	7,714	596	8	-	-	8,318

Mortgage and other loans receivable	-	119	-	-	-	119
Other invested assets(c)	3,322	8,656	6,910	-	-	18,888
Unrealized gain on swaps, options and forward transactions	123	32,617	1,761	(19,054)	(6,317)	9,130
Securities purchased under agreements to resell	-	2,154	-	-	-	2,154
Short-term investments	1,898	22,077	-	-	-	23,975
Separate account assets	56,165	1,984	1	-	-	58,150
Other assets	-	18	270	-	-	288

Total	$78,907	$434,896	$38,906	$(19,054)	$(6,317)	$527,338

Liabilities:
Policyholder contract deposits	$-	$-	$5,214	$-	$-	$5,214
Securities sold under agreements to repurchase	-	3,221	-	-	-	3,221
Securities and spot commodities sold but not yet purchased	159	871	-	-	-	1,030
Unrealized loss on swaps, options and forward transactions(d)	8	24,789	7,826	(19,054)	(8,166)	5,403
Trust deposits and deposits due to banks and other depositors	-	15	-	-	-	15
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	2,742	-	-	-	2,742
Other long-term debt	-	12,314	881	-	-	13,195

Total	$167	$43,952	$13,921	$(19,054)	$(8,166)	$30,820

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.4 billion and $125 million, respectively, at March 31, 2010 and $1.6 billion and $289 million, respectively, at December 31, 2009.

(c)
Approximately 5 percent and 6 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at March 31, 2010 and December 31, 2009, respectively. AIG's ownership in these funds represented 51.7 percent, or $0.8 billion, of Level 3 assets at March 31, 2010 and 71.1 percent, or $1.6 billion, of Level 3 assets at December 31, 2009.

(d)
Included in Level 3 is the fair value derivative liability of $4.6 billion and $4.8 billion at March 31, 2010 and December 31, 2009, respectively, on the AIGFP super senior credit default swap portfolio.

 Transfers of Level 1 and Level 2 Assets and Liabilities

    AIG had no significant transfers between Level 1 and Level 2 during the three-month period ended March 31, 2010.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2010 and 2009 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Income (Loss) during those periods related to the Level 3 assets and liabilities that remained on the Consolidated Balance Sheet at March 31, 2010 and 2009:

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements-Net	Transfers(c)	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Three Months Ended March 31, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$613	$(14)	$(7)	$109	$257	$(10)	$-	$948	$-
Non-U.S. governments	753	-	-	-	-	35	(783)	5	-
Corporate debt	4,791	(19)	86	(67)	(660)	(47)	(167)	3,917	-
RMBS	6,654	(119)	442	(142)	31	(3)	(31)	6,832	-
CMBS	4,939	(480)	816	(133)	509	306	(1,561)	4,396	-
CDO/ABS	4,724	21	234	(16)	31	27	(445)	4,576	-

Total bonds available for sale	22,474	(611)	1,571	(249)	168	308	(2,987)	20,674	-

Bond trading securities:
U.S. government and government sponsored entities	16	-	-	-	-	(16)	-	-	-
Non-U.S. governments	56	-	-	(50)	2	-	(6)	2	-
Corporate debt	121	1	-	-	-	(5)	(110)	7	1
RMBS	4	1	-	-	-	-	-	5	1
CMBS	325	40	-	(7)	34	2	(100)	294	101
CDO/ABS	6,865	1,117	-	(87)	-	20	(20)	7,895	549

Total bond trading securities	7,387	1,159	-	(144)	36	1	(236)	8,203	652

Equity securities available for sale:
Common stock	35	(2)	5	1	-	-	(3)	36	-
Preferred stock	54	(5)	2	-	1	-	-	52	-
Mutual funds	6	-	-	-	-	-	(6)	-	-

Total equity securities available for sale	95	(7)	7	1	1	-	(9)	88	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Mutual funds	7	-	-	-	-	(1)	(6)	-	-

Total equity securities trading	8	-	-	-	-	(1)	(6)	1	-

Other invested assets	6,910	(131)	283	(926)	(98)	(3)	(182)	5,853	(28)
Other assets	270	-	-	(270)	-	-	-	-	-
Separate account assets	1	-	-	-	-	-	(1)	-	-

Total	$37,145	$410	$1,861	$(1,588)	$107	$305	$(3,421)	$34,819	$624

Liabilities:
Policyholder contract deposits	$(5,214)	$152	$-	$(38)	$-	$32	$4,427	$(641)	$(141)
Unrealized loss on swaps, options and forward transactions, net:
Interest rate contracts	(1,469)	98	-	96	(11)	-	-	(1,286)	(167)
Foreign exchange contracts	29	-	-	-	-	-	-	29	3
Equity contracts	74	(10)	-	-	(9)	-	-	55	(6)
Commodity contracts	22	(2)	-	-	-	-	-	20	(2)
Credit contracts	(4,545)	164	-	(529)	-	-	-	(4,910)	165
Other contracts	(176)	41	-	(3)	-	1	7	(130)	(3)

Total unrealized loss on swaps, options and forward transactions, net	(6,065)	291	-	(436)	(20)	1	7	(6,222)	(10)

Other long-term debt	(881)	(135)	-	555	(662)	-	-	(1,123)	136

Total	$(12,160)	$308	$-	$81	$(682)	$33	$4,434	$(7,986)	$(15)

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements-Net	Transfers(c)	Activity of Discontinued Operations	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Three Months Ended March 31, 2009
Assets:
Bonds available for sale	$18,826	$(1,019)	$614	$(898)	$272	$58	$17,853	$-
Bond trading securities	6,987	(2,544)	-	(197)	49	(15)	4,280	(1,586)
Common and preferred stock available for sale	111	(3)	-	(3)	7	(12)	100	-
Common and preferred stock trading	3	-	-	-	-	3	6	-
Other invested assets	11,168	(936)	(687)	252	(109)	-	9,688	(980)
Other assets	325	6	-	(20)	-	-	311	6
Separate account assets	830	-	-	1	-	(34)	797	-

Total	$38,250	$(4,496)	$(73)	$(865)	$219	$-	$33,035	$(2,560)

Liabilities:
Policyholder contract deposits	$(5,458)	$217	$-	$(19)	$-	$(297)	$(5,557)	$2,094
Securities sold under agreements to repurchase	(85)	2	-	36	-	-	(47)	(12)
Unrealized loss on swaps, options and forward transactions, net	(10,570)	(1,312)	-	277	(252)	1	(11,856)	(1,069)
Other long-term debt	(1,147)	442	-	122	52	-	(531)	(420)

Total	$(17,260)	$(651)	$-	$416	$(200)	$(296)	$(17,991)	$593

(a)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

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
• Net realized capital gains (losses)
• Other income

(c)
Transfers for the three months ended March 31, 2010 are comprised of gross transfers into Level 3 assets and liabilities of $2.0 billion and gross transfers out of Level 3 assets and liabilities of $1.2 billion. AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above exclude $6.6 million of net losses related to assets and liabilities transferred into Level 3 during the period, and include $33 million of net gains related to assets and liabilities transferred out of Level 3 during the period.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2010 and March 31, 2009 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

  Transfers of Level 3 Assets and Liabilities

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

    During the three-month period ended March 31, 2010, AIG transferred into Level 3 approximately $1.2 billion of assets, consisting of certain ABS, CMBS and RMBS, as well as private placement corporate debt and certain municipal bonds related to SunAmerica Affordable Housing partnerships. A majority of the transfers into Level 3 related to investments in ABS, RMBS and CMBS and was due to a decrease in market transparency and downward credit migration in these securities. Transfers into Level 3 for private placement corporate debt are primarily the result of AIG overriding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that AIG believes was not captured in the matrix. Certain municipal bonds were transferred into Level 3 based on limited market activity for the particular issuances and related limitations on observable inputs for their valuation.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the three-month period ended March 31, 2010, AIG transferred approximately $1.1 billion of assets out of Level 3. These transfers out of Level 3 are primarily related to investments in private placement corporate debt, as well as investments in certain ABS and RMBS. Transfers out of Level 3 for private placement corporate debt and for ABS were primarily the result of AIG using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for RMBS investments were primarily due to increased usage of pricing from valuation service providers that were reflective of market activity, where previously an internally adjusted price had been used.

    During the three-month period ended March 31, 2010, AIG transferred into Level 3 approximately $710 million of liabilities related to term notes and hybrid term notes, primarily due to an unobservable credit linked component comprising a significant amount of the valuations. The remaining $64 million transfer in was due to movement in market variables. A majority of the transfers out of Level 3 liabilities, which totaled $92 million, were due to recognition of the cash flow variability on interest rate and cross currency swaps with securitization vehicles. Other transfers out of Level 3 liabilities were due to movement in market variables.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Investments in certain entities carried at fair value using net asset value per share

The following table includes information related to AIG's investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring or non-recurring basis, AIG uses the net asset value per share as a practical expedient for fair value.

		March 31, 2010(a)			December 31, 2009
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value		Unfunded Commitments	Fair Value Using Net Asset Value		Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage.	$2,538		$1,532	$3,166		$1,553
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies.	360		105	543		103
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company.	281		47	427		48
Fund of funds	Funds that invest in other funds, which invest in various diversified strategies	794		166	616		40
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled.	215		94	238		91
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies.	230		130	223		117

Total private equity funds		4,418		2,074	5,213		1,952

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including. mergers, acquisitions, and other reorganizations.	718		-	1,373		-
Long-short	Securities the manager believes are undervalued, with corresponding short positions to hedge market risk.	352		-	825		-
Fund of funds	Funds that invest in other funds, which invest in various diversified strategies.	290		-	304		-
Relative value	Simultaneous long and short positions in closely related markets.	9		-	286		-
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled.	297		-	272		-
Other	Non-U.S. companies, futures and commodities, and multi-strategy and industry-focused strategies.	225		-	394		-

Total hedge funds		1,891		-	3,454		-

Global real estate funds	U.S. and Non-U.S. commercial real estate.	899		87	929		64

Total		$7,208	(b)	$2,161	$9,596	(b)	$2,016

(a)
Due to the sale of the investment advisory business, certain partnerships and hedge funds are no longer carried at net asset value per share.

(b)
Includes investments of entities classified as held for sale of approximately $0.1 billion and $1.1 billion at March 31, 2010 and December 31, 2009, respectively.

    At March 31, 2010, private equity fund investments included above are not redeemable during the lives of the funds, and have expected remaining lives that extend in some cases more than 10 years. At that date, 43 percent of the total above have expected remaining lives of less than three years, 35 percent between 3 and 7 years, and

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

22 percent between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended at the general manager's discretion, typically in one year increments.

    At March 31, 2010, hedge fund investments included above are redeemable monthly (11 percent), quarterly (34 percent), semi-annually (11 percent) and annually (44 percent), with redemption notices ranging from 1 day to 180 days. More than 77 percent require redemption notices of less than 90 days. Investments representing approximately 14 percent of the value of the hedge fund investments cannot be redeemed because the investments include restrictions that do not allow for redemptions within a pre-defined timeframe. These restrictions expire no later than December 31, 2012. Funds that equate to 62 percent of the total value of hedge funds hold at least one investment that the general manager deems to be illiquid. In order to treat investors fairly and to accommodate subsequent subscription and redemption requests, the general manager isolates these illiquid assets from the rest of the fund until the assets become liquid.

    At March 31, 2010, global real estate fund investments included above are not redeemable during the lives of the funds, and have expected remaining lives that extend in some cases more than 10 years. Twelve percent of these funds have expected remaining lives of less than three years, 69 percent between 3 and 7 years, and 19 percent between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended at the general manager's discretion, typically in one year increments.

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
  Finance Receivables:

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

The following table presents assets measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended March 31,
(in millions)	Level 1	Level 2	Level 3	Total	2010	2009

At March 31, 2010
Investment real estate	$-	$-	$2,804	$2,804	$284	$158
Other investments	-	-	757	757	73	290
Aircraft	-	-	1,881	1,881	347	-
Other assets	-	-	173	173	18	72

Total	$-	$-	$5,615	$5,615	$722	$520

At December 31, 2009
Investment real estate	$-	$-	$3,148	$3,148
Finance receivables	-	-	694	694
Other investments	99	-	1,005	1,104
Aircraft	-	-	62	62
Other assets	-	85	227	312

Total	$99	$85	$5,136	$5,320

    The fair value disclosed in the table above is unadjusted for transaction costs. The amounts recorded on the consolidated balance sheet are net of transaction costs.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Fair Value Option

    AIG may choose to measure at fair value many financial instruments and certain other assets and liabilities that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings. Unrealized gains and losses on financial instruments in AIG's insurance businesses and in AIGFP for which the fair value option was elected are classified in Other income in the Consolidated Statement of Income (Loss).

The following table presents the gains or losses recorded during the three-month periods ended March 31, 2010 and 2009 related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Three Months Ended March 31,
(in millions)	2010	2009

Assets:
Mortgage and other loans receivable	$40	$(47)
Trading securities	1,437	(1,671)
Trading – Maiden Lane Interests	911	(2,194)
Securities purchased under agreements to resell	(4)	(16)
Other invested assets	(10)	(22)
Short-term investments	-	(2)

Liabilities:
Securities sold under agreements to repurchase	52	121
Securities and spot commodities sold but not yet purchased	(18)	(34)
Trust deposits and deposits due to banks and other depositors	-	11
Debt	(485)	2,587
Other liabilities	-	138

Total gain (loss)(a)(b)	$1,923	$(1,129)

(a)
Excludes businesses held for sale in the Consolidated Balance Sheet.

(b)
Not included in the table above were gains of $13 million and $1.4 billion for the three-month periods ended March 31, 2010 and 2009, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected. Included in these amounts were unrealized market valuation gains of $119 million and unrealized market valuation losses of $452 million for the three-month periods ended March 31, 2010 and 2009, respectively, related to AIGFP's super senior credit default swap portfolio.

    Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the Consolidated Statement of Income (Loss) depending on the nature of the instrument and related market conventions. For AIGFP related activity, interest, dividend income, and interest expense are included in Other income. Otherwise, interest and dividend income are included in Net investment income in the Consolidated Statement of Income (Loss). See Note 1(a) to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    During the three-month periods ended March 31, 2010 and 2009, AIG recognized a loss of $378 million and a gain of $1.2 billion, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected:

	At March 31, 2010			At December 31, 2009
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$157	$258	$(101)	$119	$253	$(134)
Liabilities:
Long-term debt	$11,094	$9,755	$1,339	$11,308	$10,111	$1,197

    At March 31, 2010 and December 31, 2009, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

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

The following table presents the carrying value and estimated fair value of AIG's financial instruments:

	March 31, 2010		December 31, 2009
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities	$283,235	$283,235	$396,794	$396,794
Equity securities	7,444	7,444	17,840	17,840
Mortgage and other loans receivable	22,533	21,536	27,461	25,957
Finance receivables, net of allowance	18,912	17,234	20,327	18,974
Other invested assets*	31,784	30,776	43,737	42,474
Securities purchased under agreements to resell	1,615	1,615	2,154	2,154
Short-term investments	38,800	38,800	47,263	47,263
Cash	2,133	2,133	4,400	4,400
Unrealized gain on swaps, options and forward transactions	7,383	7,383	9,130	9,130
Liabilities:
Policyholder contract deposits associated with investment-type contracts	108,096	115,581	168,846	175,612
Securities sold under agreements to repurchase	3,418	3,418	3,505	3,505
Securities and spot commodities sold but not yet purchased	458	458	1,030	1,030
Unrealized loss on swaps, options and forward transactions	6,296	6,296	5,403	5,403
Trust deposits and deposits due to banks and other depositors	1,030	1,030	1,641	1,641
Federal Reserve Bank of New York Commercial Paper Funding Facility	2,285	2,285	4,739	4,739
Federal Reserve Bank of New York credit facility	27,400	27,916	23,435	23,390
Other long-term debt	109,744	108,707	113,298	94,458

*
Excludes aircraft asset investments held by non-Financial Services subsidiaries.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

March 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$4,777	$106	$(27)	$4,856	$-
Obligations of states, municipalities and political subdivisions	50,427	2,018	(292)	52,153	-
Non-U.S. governments	23,305	725	(213)	23,817	(1)
Corporate debt	127,707	8,507	(1,862)	134,352	14
Mortgage-backed, asset-backed and collateralized:
RMBS	30,089	1,027	(3,897)	27,219	(1,595)
CMBS	10,869	256	(3,180)	7,945	(451)
CDO/ABS	7,242	324	(1,038)	6,528	64

Total mortgage-backed, asset-backed and collateralized	48,200	1,607	(8,115)	41,692	(1,982)

Total bonds available for sale(b)	254,416	12,963	(10,509)	256,870	(1,969)
Equity securities available for sale:
Common stock	2,511	1,770	(19)	4,262	-
Preferred stock	635	103	(1)	737	-
Mutual funds	1,736	102	(6)	1,832	-

Total equity securities available for sale	4,882	1,975	(26)	6,831	-

Total(c)	$259,298	$14,938	$(10,535)	$263,701	$(1,969)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)	$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)	54,102	-
Non-U.S. governments	63,080	3,153	(649)	65,584	(1)
Corporate debt	185,188	10,826	(3,876)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)	28,324	(2,121)
CMBS	18,717	195	(5,623)	13,289	(739)
CDO/ABS	7,911	284	(1,304)	6,891	(63)

Total mortgage-backed, asset-backed and collateralized	58,801	1,470	(11,767)	48,504	(2,923)

Total bonds available for sale(b)	364,491	17,786	(16,726)	365,551	(2,805)
Equity securities available for sale:
Common stock	4,460	2,913	(75)	7,298	-
Preferred stock	740	94	(20)	814	-
Mutual funds	1,264	182	(36)	1,410	-

Total equity securities available for sale	6,464	3,189	(131)	9,522	-

Total(c)	$370,955	$20,975	$(16,857)	$375,073	$(2,805)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At March 31, 2010 and December 31, 2009, bonds available for sale held by AIG that were below investment grade or not rated totaled $18.2 billion and $24.5 billion, respectively.

(c)
Excludes $163.0 billion and $36.1 billion of available for sale investments at fair value from businesses held for sale at March 31, 2010 and December 31, 2009, respectively. See Note 3 herein.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unrealized losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2010*
Bonds available for sale:
U.S. government and government sponsored entities	$2,088	$21	$123	$6	$2,211	$27
Obligations of states, municipalities and political subdivisions	4,885	100	3,003	192	7,888	292
Non-U.S. governments	3,851	110	824	103	4,675	213
Corporate debt	16,165	640	13,341	1,222	29,506	1,862
RMBS	4,876	1,609	7,572	2,288	12,448	3,897
CMBS	1,854	1,224	3,428	1,956	5,282	3,180
CDO/ABS	1,441	379	2,443	659	3,884	1,038

Total bonds available for sale	35,160	4,083	30,734	6,426	65,894	10,509
Equity securities available for sale:
Common stock	152	19	-	-	152	19
Preferred stock	7	1	-	-	7	1
Mutual funds	109	6	-	-	109	6

Total equity securities available for sale	268	26	-	-	268	26

Total	$35,428	$4,109	$30,734	$6,426	$66,162	$10,535

December 31, 2009*
Bonds available for sale:
U.S. government and government sponsored entities	$1,414	$35	$105	$14	$1,519	$49
Obligations of states, municipalities and political subdivisions	5,405	132	3,349	253	8,754	385
Non-U.S. governments	7,842	239	3,286	410	11,128	649
Corporate debt	24,696	1,386	22,139	2,490	46,835	3,876
RMBS	7,135	3,051	6,352	1,789	13,487	4,840
CMBS	5,013	3,927	4,528	1,696	9,541	5,623
CDO/ABS	2,809	1,119	1,693	185	4,502	1,304

Total bonds available for sale	54,314	9,889	41,452	6,837	95,766	16,726
Equity securities available for sale:
Common stock	933	75	-	-	933	75
Preferred stock	172	20	-	-	172	20
Mutual funds	333	36	-	-	333	36

Total equity securities available for sale	1,438	131	-	-	1,438	131

Total	$55,752	$10,020	$41,452	$6,837	$97,204	$16,857

*
Excludes fixed maturity and equity securities of businesses held for sale. See Note 3 herein.

    At March 31, 2010, AIG held 8,229 and 392 of individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 3,945 individual securities were in a continuous unrealized loss position for longer than twelve months.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    AIG did not recognize in earnings the unrealized losses on these fixed maturity securities at March 31, 2010, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
March 31, 2010 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$10,516	$10,766	$1,698	$1,666
Due after one year through five years	52,935	55,234	11,151	10,538
Due after five years through ten years	64,693	67,641	12,825	12,239
Due after ten years	78,072	81,537	21,000	19,837
Mortgage-backed, asset-backed and collateralized	48,200	41,692	29,729	21,614

Total	$254,416	$256,870	$76,403	$65,894

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales of AIG's available for sale securities:

	Three Months Ended March 31,
	2010		2009
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$369	$74	$355	$355
Equity securities	114	4	63	120

Total	$483	$78	$418	$475

    For the three-month period ended March 31, 2010, the aggregate fair value of available for sale securities sold at a loss was $883 million, which resulted in a net realized capital loss of $63 million. The average periods of time that securities sold at a loss during the three-month period ended March 31, 2010 were trading continuously at a price below cost or amortized cost was approximately four months.

Evaluating Investments for Other-Than-Temporary Impairments

    On April 1, 2009, AIG adopted a new accounting standard on a prospective basis addressing the evaluation of fixed maturity securities for other-than-temporary impairments. These requirements have significantly altered AIG's policies and procedures for determining impairment charges recognized through earnings. The new standard requires a company to recognize the credit component (a credit impairment) of an other-than-temporary

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

impairment of a fixed maturity security in earnings and the non-credit component in Accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The new standard also changes the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold the security until recovery and requires additional disclosures. A credit impairment, which is recognized in earnings when it occurs, is the difference between the amortized cost of the fixed maturity security and the estimated present value of cash flows expected to be collected (recovery value), as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized as a separate component of Accumulated other comprehensive income (loss). AIG refers to both credit impairments and impairments recognized as a result of intent to sell as "impairment charges." The impairment model for equity securities was not affected by the new standard.

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

    For all other fixed maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to earnings. Changes in fair value compared to recovery value, if any, are charged to unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken (a component of Accumulated other comprehensive income (loss)).

    When assessing AIG's intent to sell a fixed maturity security, or whether it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates relevant facts and circumstances including, but not limited to, decisions to reposition AIG's investment portfolio, sales of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing.

    AIG considers severe price declines and the duration of such price declines in its assessment of potential credit impairments. AIG also modifies its modeled outputs for certain securities when it determines that price declines are indicative of factors not accounted for in the cash flow models.

    In periods subsequent to the recognition of an other-than-temporary impairment charge that is not foreign exchange related for available for sale fixed maturity securities, AIG generally prospectively accretes into earnings over the remaining expected holding period of the security the difference between the new amortized cost and the expected undiscounted recovery value.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG(a):

(in millions)

Three Months Ended March 31, 2010
Balance, beginning of year	$7,803
Increases due to:
Credit impairments on new securities subject to impairment losses	137
Additional credit impairments on previously impaired securities	601
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(381)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	(2)
Accretion on securities previously impaired due to credit(b)	(95)
Foreign exchange translation adjustments	(5)
Activity of discontinued operations	(76)
Impairments on securities reclassified to Assets of businesses held for sale	(709)

Balance, end of period	$7,273

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

Other Invested Assets

    AIG's investments in funds and investment partnerships are evaluated for impairment consistent with the evaluation of equity securities for impairments as discussed above. Such evaluation considers market conditions, events and volatility that may impact the recoverability of the underlying investments within these funds and investment partnerships and is based on the nature of the underlying investments and specific inherent risks. Such risks may evolve based on the nature of the underlying investments.

    AIG's investments in life settlement contracts are monitored for impairment based on the underlying life insurance policies, with cash flows reported monthly. An investment in a life settlement contract is considered impaired if the undiscounted cash flows resulting from the expected proceeds from the insurance policy are less than the carrying amount of the investment plus anticipated continuing costs. If an impairment loss is recognized, the investment is written down to fair value.

    AIG's aircraft asset investments and investments in real estate are periodically evaluated for recoverability whenever changes in circumstances indicate the carrying amount of an asset may be impaired. When impairment indicators are present, AIG compares expected investment cash flows to carrying value. When the expected cash flows are less than the carrying value, the investments are written down to fair value with a corresponding charge to earnings.

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

7. Variable Interest Entities

    The accounting standards related to the consolidation of variable interest entities (VIEs) provide guidance for determining when to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity that is at risk to allow the entity to finance its activities without additional subordinated financial support. Consolidation of a VIE by its primary beneficiary is not based on majority voting interest, but rather is based on other criteria.

    While AIG enters into various arrangements with VIEs in the normal course of business, AIG's involvement with VIEs is primarily as a passive investor in debt securities (rated and unrated) and equity interests issued by VIEs via its insurance companies. In all instances, AIG determines whether it is the primary beneficiary or a variable interest holder based on a qualitative assessment of the VIE. This includes a review of the VIE's capital structure, contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued, and AIG's involvements with the entity. AIG also evaluates the design of the VIE and the related risks the entity was designed to expose the variable interest holders to in evaluating consolidation.

    For VIEs with attributes consistent with that of an investment company or a money market fund, the primary beneficiary is the party or group of related parties that absorbs a majority of the expected losses of the VIE, receives the majority of the expected residual returns of the VIE, or both.

    For all other variable interest entities, the primary beneficiary is the entity that has both (1) the power to direct the activities of the VIE that most significantly affect the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. While also considering these factors, the consolidation conclusion depends on the breadth of AIG's decision-making ability and its ability to influence activities that significantly affect the economic performance of the VIE.

Exposure to Loss

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $1.0 billion and $2.2 billion at March 31, 2010 and December 31, 2009, respectively.

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

	VIE Assets*		VIE Liabilities		Off-Balance Sheet Exposure
(in billions)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Real estate and investment funds	$7.5	$4.6	$3.4	$2.9	$0.2	$0.6
Commercial paper conduit	2.3	3.6	1.4	3.0	-	-
CDOs	-	0.2	-	0.1	-	-
Affordable housing partnerships	2.7	2.5	0.3	-	-	-
Other	7.6	3.4	4.7	2.1	-	-
VIEs of held-for-sale entities	8.7	-	2.5	-	-	-

Total	$28.8	$14.3	$12.3	$8.1	$0.2	$0.6

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
		On-Balance Sheet		Off-Balance Sheet
(in billions)	Total VIE Assets	Purchased and Retained Interests	Other	Commitments and Guarantees	Total

March 31, 2010
Real estate and investment funds	$14.9	$2.2	$0.2	$0.6	$3.0
Affordable housing partnerships	1.3	-	1.3	-	1.3
Maiden Lane Interests	39.9	6.2	-	-	6.2
Other	0.9	0.2	-	-	0.2
VIEs of held-for-sale entities	11.5	2.6	0.6	0.2	3.4

Total	$68.5	$11.2	$2.1	$0.8	$14.1

December 31, 2009
Real estate and investment funds	$23.3	$3.2	$0.4	$1.6	$5.2
Affordable housing partnerships	1.3	-	1.3	-	1.3
Maiden Lane Interests	38.7	5.3	-	-	5.3
Other	7.6	1.2	0.5	-	1.7

Total	$70.9	$9.7	$2.2	$1.6	$13.5

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Balance Sheet Classification

AIG's interest in the assets and liabilities of consolidated and unconsolidated VIEs were classified on the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Assets:
Available for sale securities	$0.2	$0.9	$0.2	$0.3
Trading securities	3.6	3.9	6.2	6.4
Other invested assets	7.0	3.6	4.4	3.6
Other asset accounts	7.5	5.9	-	1.6
Assets of businesses held for sale	10.5	-	2.5	-

Total	$28.8	$14.3	$13.3	$11.9

Liabilities:
FRBNY commercial paper funding facility	$2.3	$2.7	$-	$-
Other long-term debt	5.7	4.6	-	-
Other liability accounts	1.3	0.8	-	-
Liabilities of businesses held for sale	3.0	-	-	-

Total	$12.3	$8.1	$-	$-

    See Note 1 — Recent Accounting Standards herein for effect of consolidation under the amended accounting standard for the consolidation of variable interest entities.

RMBS, CMBS, Other ABS and CDOs

    AIG, through its insurance company subsidiaries, is a passive investor in RMBS, CMBS, CDOs and other ABS primarily issued by domestic special-purpose entities. AIG did not sponsor or transfer assets to, or act as the servicer to these asset-backed structures, and was not involved in the design of these entities.

    AIG, via AIGFP, also invests in CDOs and similar structures, which can be cash-based or synthetic and are managed by third parties. AIGFP's role is generally limited to that of a passive investor. It does not manage such structures.

    AIG's maximum exposure in these types of structures is limited to its investment in securities issued by these entities. Based on the nature of AIG's investments and its passive involvement in these types of structures, AIG has determined that it is not the primary beneficiary of these entities. The fair values of AIG's investments in these structures are reported in Notes 5 and 6 herein.

    See Notes 5, 6 and 10 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K for additional information on VIEs and asset-backed securities.

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

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	March 31, 2010				December 31, 2009
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
(in millions)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$5,743	$752	$1,578	$125	$10,612	$2,129	$3,884	$375
Derivatives not designated as hedging instruments:
Interest rate contracts(c)	291,191	25,763	266,816	21,582	345,614	27,451	300,847	23,718
Foreign exchange contracts	6,492	425	10,607	705	16,662	720	9,719	939
Equity contracts	7,577	828	5,851	781	8,175	1,184	7,713	1,064
Commodity contracts	292	66	110	53	759	883	381	373
Credit contracts	2,277	559	142,890	5,507	3,706	1,210	190,275	5,815
Other contracts	28,633	638	15,355	1,062	34,605	928	23,310	1,101

Total derivatives not designated as hedging instruments	336,462	28,279	441,629	29,690	409,521	32,376	532,245	33,010

Total derivatives	$342,205	$29,031	$443,207	$29,815	$420,133	$34,505	$536,129	$33,385

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

(c)
Includes cross currency swaps.

The following table presents the fair values of derivative assets and liabilities on the Consolidated Balance Sheet:

	March 31, 2010		December 31, 2009
(in millions)	Derivative Assets	Derivative Liabilities(a)	Derivative Assets(b)	Derivative Liabilities(c)

AIGFP derivatives	$26,152	$26,713	$31,951	$30,930
Non-AIGFP derivatives	2,879	3,102	2,554	2,455

Total derivatives, gross	29,031	29,815	34,505	33,385

Counterparty netting(d)	(16,816)	(16,816)	(19,054)	(19,054)
Cash collateral(e)	(4,832)	(6,061)	(6,317)	(8,166)

Total derivatives, net	$7,383	$6,938	$9,134	$6,165

(a)
Included in non-AIGFP derivatives are $642 million of bifurcated embedded derivatives, of which $641 million and $1 million, respectively, are recorded in Policyholder contract deposits and Other long-term debt.

(b)
Included in non-AIGFP derivatives are $4 million of bifurcated embedded derivatives, of which $3 million and $1 million, respectively, are recorded in Bonds available for sale, at fair value, and Policyholder contract deposits.

(c)
Included in non-AIGFP derivatives are $762 million of bifurcated embedded derivatives, of which $760 million and $2 million, respectively, are recorded in Policyholder contract deposits and Common and preferred stock.

(d)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)
Represents cash collateral posted and received.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Hedge Accounting

    AIG designated certain derivatives entered into by AIGFP with third parties as either fair value or cash flow hedges of certain debt issued by AIG Parent (including the Matched Investment Program (MIP)), ILFC and AGF. The fair value hedges included (i) interest rate swaps that were designated as hedges of the change in the fair value of fixed rate debt attributable to changes in the benchmark interest rate and (ii) foreign currency swaps designated as hedges of the change in fair value of foreign currency denominated debt attributable to changes in foreign exchange rates and in certain cases also the benchmark interest rate. With respect to the cash flow hedges, (i) interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate, and (ii) foreign currency swaps were designated as hedges of changes in cash flows on foreign currency denominated debt attributable to changes in the benchmark interest rate and foreign exchange rates.

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

    AIG uses debt instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments in the foreign currency translation adjustment within Accumulated other comprehensive loss. Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign currency translation adjustment and the ineffective portion, if any, is recorded in earnings. If (1) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (2) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. For the three-month periods ended March 31, 2010 and 2009, AIG recognized gains of $48 million and $9 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships on the Consolidated Statement of Income (Loss):

Three Months Ended March 31, (in millions)	2010	2009

Interest rate contracts(a)(b):
Gain (Loss) Recognized in Earnings on Derivative	$(16)	$(536)
Gain (Loss) Recognized in Earnings on Hedged Item(c)	44	661
Gain (Loss) Recognized in Earnings for Ineffective Portion and Amount Excluded from Effectiveness Testing	9	125

(a)
Gains and losses recognized in earnings on derivatives for the effective portion and hedged items are recorded in Other income. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital losses and Other income, respectively.

(b)
Includes $4 million and $120 million, respectively, for the three-month periods ended March 31, 2010 and 2009 related to the ineffective portion and $5 million, for both the three-month periods ended March 31, 2010 and 2009 for amounts excluded from effectiveness testing.

(c)
The three months ended March 31, 2010 includes $19 million representing the amortization of debt basis adjustment following the discontinuation of hedge accounting on certain positions.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships on the Consolidated Statement of Income (Loss):

Three Months Ended March 31, (in millions)	2010	2009

Interest rate contracts(a):
Gain (Loss) Recognized in OCI on Derivatives and Hedge Items	$45	$53
Gain (Loss) Reclassified from Accumulated OCI into Earnings(b)	21	27
Gain (Loss) Recognized in Earnings on Derivatives for Ineffective Portion	(7)	(1)

(a)
Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive loss until earnings are affected by the variability of cash flows in the hedged item. At March 31, 2010, $106 million of the deferred net loss in Accumulated other comprehensive loss is expected to be recognized in earnings during the next 12 months.

 Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments on the Consolidated Statement of Income (Loss):

Three Months Ended March 31,	Gains (Losses) Recognized in Earnings(a)(b)
(in millions)	2010	2009

Interest rate contracts(c)	$(1,036)	$1,884
Foreign exchange contracts	257	(98)
Equity contracts	126	147
Commodity contracts	(6)	145
Credit contracts	144	(264)
Other contracts	129	(13)

Total	$(386)	$1,801

(a)
Represents losses of $534 million and gains of $946 million, respectively, for the three-month periods ended March 31, 2010 and 2009, recorded in Net realized capital gains; gains of $119 million and losses of $452 million, respectively, for the three-month periods ended March 31, 2010 and 2009, recorded in Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio; and gains of $29 million and $1,307 million, respectively, for the three-month periods ended March 31, 2010 and 2009, recorded in Other income.

(b)
Certain cross-currency swaps previously reported in Foreign exchange contracts were reclassified to Interest rate contracts.

(c)
Includes cross currency swaps.

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

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $556 million of securities to economically hedge its credit risk.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Unrealized Market Valuation Gain (Loss) Three Months Ended March 31,
	March 31, 2010(a)	December 31, 2009(a)	March 31, 2010(b)(c)	December 31, 2009(b)(c)
(in millions)					2010(c)	2009(c)

Regulatory Capital:
Corporate loans	$41,993	$55,010	$-	$-	$-	$-
Prime residential mortgages	65,844	93,276	(170)	(137)	33	-
Other	1,552	1,760	15	21	6	(14)

Total	109,389	150,046	(155)	(116)	39	(14)

Arbitrage:
Multi-sector CDOs(d)(e)	7,574	7,926	4,250	4,418	158	(809)
Corporate debt/CLOs(d)(f)	16,367	22,076	308	309	(7)	358

Total	23,941	30,002	4,558	4,727	151	(451)

Mezzanine tranches(g)	3,104	3,478	214	143	(71)	13

Total	$136,434	$183,526	$4,617	$4,754	$119	$(452)

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment losses of $113 million and credit valuation adjustment gains of $106 million in the three-month periods ended March 31, 2010 and 2009, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the three-month period ended March 31, 2010, AIGFP terminated super senior CDS transactions with its counterparties with a net notional amount of $5.4 billion, included in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, an $8 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the three-month period ended March 31, 2010, AIGFP also made a payment of $10 million to its counterparty with respect to a Multi-sector CDO. Upon payment, a $10 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized.

(e)
Includes $6.1 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2010 and December 31, 2009, respectively.

(f)
Includes $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both March 31, 2010 and December 31, 2009.

(g)
Net of offsetting purchased CDS of $1.4 billion and $1.5 billion in net notional amount at March 31, 2010 and December 31, 2009, respectively.

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

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of March 31, 2010 was 1.0 years for the regulatory capital corporate loan portfolio, 2.5 years for the regulatory capital prime

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

residential mortgage portfolio, 5.5 years for the regulatory capital other portfolio, 6.0 years for the multi-sector CDO arbitrage portfolio and 5.0 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

    The regulatory capital portfolio represents derivatives written for financial institutions in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as the implementation of Basel II. During the three-month period ended March 31, 2010, $25.6 billion in net notional amount was terminated or matured at no cost to AIGFP. Through April 30, 2010, AIGFP had also received a formal termination notice for an additional $11.6 billion in net notional amount with an effective termination date in 2010.

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

    The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the prime residential mortgage and corporate loan referenced portfolios at March 31, 2010 was 10.74 percent and 27.19 percent, respectively. The highest level of realized losses to date in any single residential mortgage and corporate loan pool was 2.49 percent and 0.52 percent, respectively. The corporate loan transactions are each comprised of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally expire within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP's super senior CDS exposure.

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. AIGFP continues to reassess the expected maturity of this portfolio. As of March 31, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 1.89 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, in 2009, the Basel Committee announced that it had agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

Arbitrage Portfolio

    The arbitrage portfolio includes arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

    The outstanding multi-sector CDO portfolio at March 31, 2010 was written on CDO transactions (including synthetic CDOs) that generally held a concentration of RMBS, CMBS and inner CDO securities. At March 31, 2010, approximately $3.8 billion net notional amount (fair value liability of $2.4 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP's portfolio also included both high grade and mezzanine CDOs.

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

    Included in the multi-sector CDO portfolio are 2a-7 Puts. Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer's remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par so long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred. At both March 31, 2010 and December 31, 2009, there was $1.6 billion net notional amount of 2a-7 Puts issued by AIGFP outstanding. AIGFP is not a party to any commitments to issue any additional 2a-7 Puts.

    ML III has agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs with respect to the $853 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to December 31, 2010 and $530 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to April 30, 2011. In addition, there are $182 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may not be exercised on or prior to December 31, 2010, for which ML III has only agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs through December 31, 2010. In exchange, AIGFP has agreed to pay to ML III the consideration that it receives for providing the put protection. Additionally, ML III has agreed that if it sells any such multi-sector CDO with a 2a-7 Put to a third-party purchaser, that such sale will be conditioned upon, among other things, such third-party purchaser agreeing that until the legal final maturity date of such multi-sector CDO it will not exercise its put option on such multi-sector CDO or it will make a corresponding par purchase of such multi-sector CDO simultaneously with the exercise of its put option. In exchange for such commitment from the third-party purchaser, AIGFP will agree to pay to such third-party purchaser the consideration that it receives for providing the put protection.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CDO, AIGFP will be obligated under the related 2a-7 Put to purchase such multi-sector CDO at par in the circumstances and subject to the limited conditions contained in the applicable agreements.

    The corporate arbitrage portfolio consists principally of CDS transactions written on portfolios of senior unsecured corporate obligations that were generally rated investment grade at inception of the CDS. These CDS transactions require cash settlement. Also, included in this portfolio are CDS transactions with a net notional amount of $1.4 billion written on the senior part of the capital structure of CLOs, which require physical settlement.

    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $10.2 billion at March 31, 2010 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

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

    At March 31, 2010 and December 31, 2009, the amount of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) was $4.5 billion and $4.6 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index, and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long short strategy allowing AIGFP to earn the net spread between CDS they wrote and ones they purchased. At March 31, 2010, the net notional amount of these written CDS contracts was $1.9 billion. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $314 million in net notional amount. The net unhedged position of approximately $1.6 billion represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6.6 years. At March 31, 2010, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $264 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    AIGFP wrote these written CDS contracts under Master Agreements. The majority of these Master Agreements include CSA, which provide for collateral postings at various ratings and threshold levels. At March 31, 2010, AIGFP had posted $318 million of collateral under these contracts.

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

Matched Investment Program Written Credit Default Swaps

    The MIP, which is currently in run-off, has entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. The portfolio of CDS contracts were single-name exposures and, at inception, were predominantly high grade corporate credits.

    The MIP invested in written CDS contracts through an affiliate which then transacts directly with unaffiliated third parties under ISDA agreements. As of March 31, 2010, the notional amount of written CDS contracts was $3.9 billion with an average credit rating of BBB+. The average maturity of the written CDS contracts is 2.2 years as of March 31, 2010. As of March 31, 2010, the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS was $65.1 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At March 31, 2010, $26.7 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, due to the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that are in a net liability position at March 31, 2010 was approximately $8.7 billion. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2010, was $8.7 billion.

    It is estimated that as of the close of business on March 31, 2010, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to Baa1 by Moody's Investors Service (Moody's) and BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $1.6 billion of corresponding collateral postings and termination payments; a two-notch downgrade to Baa2 by Moody's and BBB by S&P would result in approximately $1.2 billion in additional collateral postings and termination payments above the one-notch downgrade amount; and a three-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $0.4 billion in additional collateral postings and termination payments above the two-notch downgrade amount. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of March 31, 2010. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

9. Commitments, Contingencies and Guarantees

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

(a) Litigation and Investigations

    Litigation Arising from Operations.    AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG's insurance operations (including United Guaranty Corporation (UGC)), litigation arising from claims settlement activities is generally considered in the establishment of AIG's Liability for unpaid claims and claims adjustment expense. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation.

    Various federal, state and foreign regulatory and governmental agencies are reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with, among other matters, AIG's liquidity problems, payments by AIG subsidiaries to non-U.S. persons and industry-wide and other inquiries including matters relating to compensation paid to AIGFP employees and payments made to AIGFP counterparties. These reviews include ongoing investigations by the U.S. Securities and Exchange Commission (SEC) and U.S. Department of Justice (DOJ) with respect to the valuation of AIGFP's multi- sector CDO super senior credit default swap portfolio under fair value accounting rules, and the adequacy of AIG's enterprise risk management processes with respect to AIG's exposure to the U.S. residential mortgage market, and disclosures relating thereto. There is also an investigation by the U.K. Serious Fraud Office and inquiries by the U.K. Financial Services

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Authority with respect to the U.K. operations of AIGFP. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

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

Litigation Relating to AIG's Subprime Exposure and AIGFP's Employee Retention Plan

    Securities Actions — Southern District of New York.    Between May 21, 2008 and January 15, 2009, eight purported securities class action complaints were filed against AIG and certain directors and officers of AIG and AIGFP, AIG's outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York), alleging claims under the Securities Exchange Act of 1934 (Exchange Act) or claims under the Securities Act of 1933 (the Securities Act). On March 20, 2009, the Court consolidated all eight of the purported securities class actions as In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation) and appointed the State of Michigan Retirement Systems as lead plaintiff.

    On May 19, 2009, lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to three shelf registration statements filed on June 12, 2003, June 12, 2007, and May 12, 2008. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG's quarterly and year-end filings, during conference calls, and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG's stock. The alleged false and misleading statements relate to, among other things, unrealized market valuation losses on AIGFP's super senior credit default swap portfolio as a result of severe credit market disruption and AIG's securities lending program. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009, defendants filed motions to dismiss the consolidated complaint, and those motions are pending.

    ERISA Actions — Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. On March 19, 2009, the Court consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II, and appointed interim lead plaintiffs' counsel. On June 26, 2009, lead plaintiffs' counsel filed a consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of the AIG Incentive Savings Plan, American General Agents' and Managers' Thrift Plan, and the CommoLoCo Thrift Plan (the Plans) during the period June 15, 2007 through the present and whose participant accounts included shares of AIG's common stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to Plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the Plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose unrealized market valuation losses on AIGFP's super senior credit default swap portfolio as a result of severe credit market disruption. On September 18, 2009, defendants filed motions to dismiss the consolidated amended complaint, and those motions are pending.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Derivative Action — Southern District of New York.    On November 20, 2007, two purported shareholder derivative actions were filed in the Southern District of New York naming as defendants directors and officers of AIG and its subsidiaries and asserting claims on behalf of nominal defendant AIG. The actions were consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the Consolidated 2007 Derivative Litigation). The factual allegations involve AIG's exposure to the U.S. residential subprime mortgage market (Subprime Exposure) and are generally the same as those alleged in the Consolidated 2008 Securities Litigation. On August 6, 2008, a third purported shareholder derivative action was filed in the Southern District of New York asserting claims on behalf of AIG based generally on the same allegations as in the Consolidated 2007 Derivative Litigation. On February 11, 2009, the Court approved a stipulation consolidating the derivative action filed on August 6, 2008 with the Consolidated 2007 Derivative Litigation. On June 3, 2009, lead plaintiff filed a consolidated amended complaint naming additional directors and officers of AIG and its subsidiaries as defendants, adding allegations concerning AIGFP employee retention payments, and asserting claims on behalf of nominal defendant AIG for breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution and violations of Sections 10(b) and 20(a) of the Exchange Act. On August 5 and 26, 2009, AIG and defendants filed motions to dismiss the consolidated complaint. On September 30, 2009, plaintiff in the purported derivative action discussed below filed on April 1, 2009 in the Superior Court of the State of California, Los Angeles County moved to intervene in the Consolidated 2007 Derivative Litigation. On December 23, 2009, the Court denied the motion.

    On November 20, 2009, a stipulation was filed with the Court voluntarily dismissing the claims against two of the senior officers of AIG named as defendants, Brian T. Schreiber and Frank G. Wisner, without prejudice. The requested voluntary dismissal was not the product of a settlement between lead plaintiff and Mr. Schreiber and Mr. Wisner. Neither lead plaintiff nor lead plaintiff's counsel sought or received any consideration in return for this voluntary dismissal. By order of the Court on January 21, 2010, notice of this voluntary dismissal without prejudice of Mr. Schreiber and Mr. Wisner was given to AIG's shareholders in AIG's 2009 Annual Report on Form 10-K, and any shareholder objecting to the voluntary dismissal without prejudice of Mr. Schreiber and Mr. Wisner was required to file any objections to the proposed dismissal within 30 days of the filing of the 2009 Annual Report on Form 10-K, i.e., by March 28, 2010. No objections were received. On March 30, 2010, the Court dismissed the action due to plaintiff's failure to make a pre-suit demand on AIG's Board of Directors. On March 31, 2010, judgment was entered. As a result, no order was submitted to the Court regarding the dismissal without prejudice of Mr. Schreiber and Mr. Wisner. On April 29, 2010, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit, seeking to reverse the Court's decision to dismiss the action.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    Derivative Actions — Superior Court for the State of California, Los Angeles County.    On April 1, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, asserting claims on behalf of nominal defendant AIG against certain directors and officers of AIG. The complaint asserts claims for waste of corporate assets, breach of fiduciary duty, abuse of control, and unjust enrichment and constructive trust in connection with defendants' approval of bonuses and retention payments. On May 29, 2009, defendants moved to stay or dismiss the action in favor of the Consolidated 2007 Derivative Litigation and to quash service of summons due to lack of personal jurisdiction over certain individual defendants. On August 27, 2009, the Court granted defendants' motion to stay the action.

    On November 20, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain former and present directors and officers of AIG and its subsidiaries. Plaintiff asserts claims on behalf of nominal defendant AIG concerning AIG's Subprime Exposure alleging breach of fiduciary duty, waste of corporate assets, and mismanagement. On November 24, 2009, an amended complaint was filed asserting the same claims. On February 4, 2010, the parties filed a stipulation staying the action in favor of the Consolidated 2007 Derivative Litigation. On February 9, 2010, the Court signed a stipulation staying the action pending resolution of the Consolidated 2007 Derivative Litigation.

    Canadian Securities Class Action — Ontario Superior Court of Justice.    On November 12, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported securities fraud class action against AIG, AIGFP, certain directors and officers of AIG and the former Chief Executive Officer of AIGFP. If the Court grants the application, a class plaintiff will be permitted to file a statement of claim against defendants. The proposed statement of claim would assert a class period of November 10, 2006 through September 16, 2008 (later amended to March 16, 2006 through September 16, 2008), and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act. On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On May 29, 2009, the applicant filed responding affidavits and an amended draft statement of claim. The factual allegations are generally the same as those alleged in the Consolidated 2008 Securities Litigation. On November 20 and 30, and December 4, 2009, defendants filed briefs in support of their motions to dismiss, and those motions are pending.

    Panama Action — Tribunal del Circuito Civil, Panama City, Panama.    On February 26, 2009, SICO sought permission to file a complaint in Panamanian Court against AIG. In the complaint, SICO alleges that AIG intentionally concealed from its shareholders, including SICO, its unstable financial situation and risk of losses, which ultimately resulted in losses to the value of SICO's shares of AIG Common Stock. On August 12, 2009, AIG filed a motion to dismiss the complaint and a motion for correction of the complaint. On August 13, 2009, AIG filed a motion with the Panama Supreme Court challenging on constitutional grounds a motion by SICO to amend the complaint. Under the terms of the settlement agreement and memorandum of understanding signed by AIG, on the one hand, and Greenberg, Howard I. Smith, AIG's former Chief Financial Officer, C.V. Starr & Company, Inc. (C.V. Starr) and Starr International Company, Inc. (SICO), on the other hand (the Starr Parties) that was announced on November 25, 2009 (the AIG/Greenberg MOU), SICO agreed to undertake to dismiss this action with prejudice. On February 10, 2010, the parties filed a joint request to dismiss the case. On March 2, 2010, the Court posted its approval of the dismissal of claims and the action was terminated.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Litigation Matter Relating to AIGFP.    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, "Brookfield") filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At March 31, 2010, the estimated present value of expected future cash flows discounted at LIBOR was $1.3 billion. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that AIG triggered a "bankruptcy event of default" under the swap agreement could, depending on the Court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities. On December 17, 2009 defendants filed a motion to dismiss, and that motion is pending.

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

    As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling approximately $338 million, including interest thereon, are included in Other assets at March 31, 2010. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers' compensation.

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

    NAIC Examination of Workers' Compensation Premium Reporting.    During 2006, the Settlement Review Working Group of the National Association of Insurance Commissioners (NAIC), under the direction of the states of Indiana, Minnesota and Rhode Island, began an investigation into AIG's reporting of workers' compensation premiums. In late 2007, the Settlement Review Working Group recommended that a multi-state targeted market conduct examination focusing on workers' compensation insurance be commenced under the direction of the NAIC's Market Analysis Working Group. AIG was informed of the multi-state targeted market conduct examination in January 2008. The lead states in the multi-state examination are Delaware, Florida, Indiana, Massachusetts, Minnesota, New York, Pennsylvania, and Rhode Island. All other states (and the District of Columbia) have agreed to participate in the multi-state examination. To date, the examination has focused on legacy issues related to AIG's writing and reporting of workers' compensation insurance prior to 1996. AIG has also been advised that the examination will focus on current compliance with legal requirements applicable to such business. AIG has not been advised that any determinations have been made with respect to these issues, and cannot predict either the outcome of the investigation or provide any assurance regarding regulatory action that may result from the investigation.

    Securities Action — Southern District of New York.    Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American International Group, Inc. Securities Litigation. Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the class action is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG's publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation (General Re), and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used "income smoothing" products and other techniques to inflate its earnings; (3) concealed that it marketed and sold "income smoothing" insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that AIG's former Chief Executive Officer, Maurice R. Greenberg, manipulated AIG's stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, Section 20(a) of the Exchange Act, and Section 20A of the Exchange Act. In April 2006, the Court denied the defendants' motions to dismiss the second amended class action complaint and the Florida complaint. In December 2006, a third amended class action complaint was filed, which does not differ substantially from the prior complaint. Fact discovery is currently ongoing. On February 20, 2008, the lead plaintiff filed a motion for class certification. In October 2009, the lead plaintiff advised the Court that it had entered into a settlement agreement with Maurice R. Greenberg, Howard I. Smith, Christian M. Milton, Michael J. Castelli, SICO and Starr. At the lead plaintiff's request, the Court has entered an order dismissing all of the lead plaintiff's claims against these defendants "without prejudice" to any party. The lead plaintiff has also voluntarily dismissed

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Frank Hoenemeyer, L. Michael Murphy, and Richmond Insurance Company, Ltd. On February 22, 2010, the Court issued an opinion granting, in part, lead plaintiffs' motion for class certification. The Court rejected lead plaintiffs' request to include in the class purchasers of certain AIG bonds on the grounds that (a) lead plaintiffs lack standing to pursue claims pursuant to the Securities Act with respect to such bonds, and (b) lead plaintiffs had failed to establish that common issues predominate over individual issues with regard to claims under the Exchange Act relating to AIG bonds. On that basis the Court declined to certify a class with respect to Counts I through IV of the Complaint and dismissed those claims for lack of standing. With respect the remaining claims under the Exchange Act on behalf of putative class members who had purchased AIG Common Stock, the Court declined to certify a class as to certain defendants other than AIG and rejected lead plaintiffs' claims that class members could establish injury based on disclosures on two of the six dates lead plaintiffs had proposed, but certified a class consisting of all shareholders who purchased or otherwise acquired AIG Common Stock during the class period of October 28, 1999 to April 1, 2005, and who possessed that stock over one or more of the dates October 14, 2004, October 15, 2004, March 17, 2005 or April 1, 2005, as well as persons who held AIG Common Stock in two companies at the time they were acquired by AIG in exchange for AIG Common Stock, and were allegedly damaged thereby. In light of the class certification decision, on March 5, 2010, the Court denied as moot Gen Re's and lead plaintiffs' motion to certify their proposed settlement, and on March 18, 2010, PwC withdrew its motion to approve its proposed settlement with lead plaintiffs. Lead plaintiffs and AIG have each filed petitions pursuant to Fed R. Civ. P. 23(f) requesting permission to appeal the class certification decision. AIG, Gen Re, Richard Napier and Ronald Ferguson have each filed opposition briefs to lead plaintiff's Rule 23(f) petition. Lead plaintiff also filed an opposition brief to AIG's Rule 23(f) petition. The Rule 23(f) petitions remain pending at this time.

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

    Derivative Actions — Delaware Chancery Court.    From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation (the Delaware 2004/2005 Derivative Litigation). The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, as in the New York 2004/2005 Derivative Litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in this action are similar to those alleged in the

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

New York 2004/2005 Derivative Litigation, except that the claims are only under state law. In early 2007, the Court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the Special Committee, AIG filed an amended complaint against former directors and officers Maurice R. Greenberg and Howard I. Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the Special Committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG's complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and INS Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. On February 12, 2008, the Court granted AIG's motion to stay discovery pending the resolution of claims against AIG in the New York consolidated securities action. On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Maurice Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs' portions of the complaint. On February 10, 2009, the Court denied the motions to dismiss filed by Maurice Greenberg, Edward Matthews, and Thomas Tizzio; granted the motion to dismiss filed by PwC without prejudice; and granted the motion to dismiss filed by certain former employees of AIG without prejudice for lack of personal jurisdiction. On March 6, 2009, the Court granted an Order of Dismissal, Notice and Order of Voluntary Dismissal and Stipulation and Order of Dismissal to dismiss those individual defendants who were similarly situated to the individuals dismissed by the Court for lack of personal jurisdiction. On March 12, 2009, Defendant Greenberg filed his verified answer to AIG's complaint; cross-claims against Marsh, ACE, General Re, and Thomas Tizzio; and a third-party complaint against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. Defendant Smith has also filed his answer to AIG's complaint, which was amended on July 9, 2009 to add cross-claims against Thomas Tizzio and third-party claims against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. On June 17, 2009, the Court issued an opinion granting the motions to dismiss filed by General Re, Marsh, ACE, and Susan Rivera. On July 13, 2009 and July 17, 2009, the Court entered final judgments in favor of PwC, General Re, Marsh, ACE, and Susan Rivera. Shortly thereafter, the shareholder plaintiffs filed separate appeals: one addressing the dismissal of PwC, and the other addressing the dismissals of ACE, General Re, and Marsh. Their opening briefs were filed on September 24, 2009. By November 12, 2009, those appeals were fully briefed. Under the AIG/Greenberg MOU, AIG agreed to undertake to dismiss its direct claims against Greenberg and Smith in the Delaware 2004/2005 Derivative Litigation with prejudice. On November 27, 2009, counsel for the shareholder plaintiffs filed a motion for a temporary restraining order enjoining AIG from proceeding with its November 25, 2009 settlement with Greenberg. AIG opposed the motion on the ground, among other things, that the AIG/Greenberg MOU did not extinguish the shareholder plaintiffs' derivative claims. On November 30, 2009, counsel for the shareholder plaintiffs wrote to the Court and stated that "there appears to be nothing to enjoin" because the AIG/Greenberg MOU was the final, operative settlement agreement, and noted that the shareholder plaintiffs may request declaratory relief regarding the impact of the AIG/Greenberg MOU at a subsequent time. On February 5, 2010, AIG, Greenberg and Smith submitted a stipulation to the Court dismissing AIG's direct claims against Greenberg and Smith. The Starr Parties have taken the position that the AIG/Greenberg MOU also releases certain of the derivative claims being pursued by the shareholder plaintiffs. AIG has taken the opposite position.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    Derivative Action — Supreme Court of New York.    On February 11, 2009, shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation filed a derivative complaint in the Supreme Court of New York against the individual defendants who moved to dismiss the complaint in the Delaware 2004/2005 Derivative Litigation on personal jurisdiction grounds. The defendants include current and former officers and employees of AIG, Marsh, and General Re; AIG is named as a nominal defendant. The complaint in this action contains similar allegations to those made in the Delaware 2004/2005 Derivative Litigation described above. Discovery in this action is stayed pending the resolution of the claims against AIG in the securities actions described above under Securities Actions — Southern District of New York. Defendants filed motions to dismiss the complaint on May 1, 2009 and have completed their briefing. The shareholder plaintiffs have reached an agreement staying discovery as well as any motions to dismiss with the General Re and Marsh defendants pending final adjudication of any claims against those parties in the Delaware 2004/2005 Derivative Litigation. Oral argument on the other motions to dismiss has been adjourned until June 24, 2010.

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

    A number of complaints making allegations similar to those in the Multi- district Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-district Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the Multi-district Litigation proceeding. These efforts have generally been successful, although discovery recently commenced in one case pending in Kansas state court. Discovery has been stayed in another case pending in Texas state court. In that case, the plaintiff filed an amended petition on July 13, 2009, and defendants filed special exceptions in connection with plaintiff's amended petition on August 14, 2009. A hearing on the special exceptions was held on November 11, 2009. AIG has settled several of the various federal and state actions alleging claims similar to those in the Multi-district Litigation, including state court actions pending in Florida and in New Jersey in which discovery had been allowed to proceed.

    Ohio Attorney General Action — Ohio Court of Common Pleas.    On August 24, 2007, the Ohio Attorney General filed a complaint in the Ohio Court of Common Pleas against AIG and a number of its subsidiaries, as well as several other broker and insurer defendants, asserting violation of Ohio's antitrust laws. The complaint, which is similar to the Commercial Complaint, alleges that AIG and the other broker and insurer defendants conspired to allocate customers, divide markets, and restrain competition in commercial lines of casualty insurance sold through the broker defendant. The complaint seeks treble damages on behalf of Ohio public purchasers of commercial casualty insurance, disgorgement on behalf of both public and private purchasers of commercial casualty insurance, and a $500-per-day penalty for each day of conspiratorial conduct. On April 7, 2010, it was announced that AIG and the Ohio Attorney General agreed to settle the Ohio Attorney General's claims. Under the settlement agreement, AIG agreed to make a payment of $9 million and to continue to maintain certain producer compensation disclosure and ongoing compliance initiatives.

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

Litigation Matters Relating to AIG's General Insurance Operations

    Caremark.    AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action have intervened in the first-filed action, and the second-filed action has been dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In addition, the intervenor- plaintiffs originally alleged that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the Lawyer Defendants) were also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty. The complaints filed by the plaintiffs and the intervenor-plaintiffs request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression and have asserted that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement. AIG and its subsidiaries further assert that the current claims are barred by the statute of limitations and that plaintiffs' assertions that the statute was tolled cannot stand against the public

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

disclosure of the excess coverage. The plaintiffs and intervenor-plaintiffs, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations. On November 26, 2007, the trial court issued an order that dismissed the intervenors' complaint against the Lawyer Defendants and entered a final judgment in favor of the Lawyer Defendants. The matter was stayed pending appeal to the Alabama Supreme Court. In September 2008, the Alabama Supreme Court affirmed the trial court's dismissal of the Lawyer Defendants. After the case was sent back down to the trial court, the intervenor-plaintiffs retained additional counsel — the law firm of Haskell Slaughter Young & Rediker, LLC (Haskell Slaughter) — and filed an Amended Complaint in Intervention on December 1, 2008. The Amended Complaint in Intervention names only Caremark and AIG and various subsidiaries as defendants and purports to bring claims against all defendants for deceit and conspiracy to deceive. In addition, the Amended Complaint in Intervention purports to bring a claim against AIG and its subsidiaries for aiding and abetting Caremark's alleged deception. The defendants have moved to dismiss the Amended Complaint, and, in the alternative, for a more definite statement. The intervenor-plaintiffs have yet to respond to defendants' motion but have indicated to the court that they intend to remedy any defects in their Amended Complaint by filing another amended complaint. After the appearance of the Haskell Slaughter firm on behalf of the intervenor-plaintiffs, the plaintiffs moved to disqualify all of the lawyers for the intervenor-plaintiffs because, among other things, the Haskell Slaughter firm previously represented Caremark. The intervenor-plaintiffs, in turn, moved to disqualify the lawyers for the plaintiffs in the first-filed action. The trial court heard oral argument on the motions to disqualify on February 6, 2009. On March 2, 2009, both sets of plaintiffs filed motions to withdraw their respective motions to disqualify each other after reaching an agreement among themselves that the Lauriello plaintiffs would act as lead counsel. The McArthur intervenors also moved to withdraw their Amended Complaint in Intervention. The trial court granted all motions to withdraw and ordered the parties to appear on March 26, 2009 for a status conference. Before the conference, the McArthur intervenors purported to dismiss their claims against Lauriello with prejudice pursuant to Ala. R. Civ. P. 41. The defendants argued that such dismissal was improper absent Court approval, but the Court approved the dismissal on April 2, 2009. At a class action scheduling conference held on April 14, 2009, the Court established a schedule for class action discovery that led to a hearing on class certification in March 2010. The Court then entered an order appointing a special master to resolve certain discovery disputes and requiring the parties to submit a new discovery schedule after those disputes are resolved. The parties are presently engaged in class discovery.

Litigation Matters Relating to AIG's Domestic Life Insurance & Retirement Services Operations

    Superior National.    On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers' compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by USLIFE, a subsidiary of AGC. In its 2-1 ruling, the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE's participation by ten percent. Further, the arbitration ruling established a second phase of arbitration for USLIFE to present its challenges to certain cessions to the contract. In the second phase the arbitration panel issued two awards resolving the challenges in favor of the cedents. On January 4, 2010, the Ninth Circuit Court of Appeals affirmed the arbitration awards. USLIFE is currently considering its legal options. AIG had reserves of $639 million as of March 31, 2010. AIG believes that the reserves should be adequate to fund unpaid claims.

(b) Commitments

Flight Equipment

    At March 31, 2010, ILFC had committed to purchase 120 new aircraft deliverable from 2010 through 2019, at an estimated aggregate purchase price of $13.7 billion, including $243 million for 2010. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

    Included in the 120 new aircraft are 74 Boeing 787 aircraft (B787s), with the first aircraft currently scheduled to be delivered in July 2012. ILFC is in discussion with Boeing related to revisions to the delivery schedule and

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

potential delay compensation and penalties for which ILFC may be eligible. ILFC has signed contracts for 29 of the 74 B787s on order. Under the terms of ILFC's B787 leases, the lessees may be entitled to share in any compensation which ILFC receives from Boeing for late delivery of the aircraft.

Other Commitments

    On March 29, 2010, AIG's Compensation and Management Resources Committee approved AIG's 2010 Long Term Incentive Plan (LTIP) and an additional component to AIG's 2009 LTIP for middle management employees throughout AIG. Under both plans, recipients were offered the opportunity to receive additional compensation in the form of cash and stock appreciation rights (SARs) if certain metrics are met. The ultimate value is contingent on the achievement of performance measures aligned to the participant's business unit over a two-year period and such value could range from zero to twice the target amount. Subsequent to the performance period, portions of the earned awards are subject to an additional time-vesting period of up to two years. The awards granted to participants based on their target amounts for the 2010 LTIP totaled approximately $380 million for the cash and SARs components, while the SARs component of the 2009 LTIP totaled approximately $90 million. AIG recognizes compensation expense over the vesting period for these plans.

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.2 billion at March 31, 2010.

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

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

(d) Guarantees

•
See Note 7 herein for commitments and guarantees associated with VIEs.

•
See Note 8 herein for disclosures on derivatives, including AIGFP and MIP written credit default swaps and other derivatives with credit risk-related contingent features.

•
See Note 15 herein for additional disclosures on guarantees of outstanding debt.

Subsidiaries

    AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIG Financial Products and certain of its subsidiaries arising from transactions entered into by such companies.

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2010 was $1.3 billion. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is usually, but not always, partially offset by amounts payable under other instruments typically equal to the accreted value of a deposit held by AIGFP. In the event AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay. AIGFP selected transactions in which it agreed to provide this product only in circumstances where lessee bankruptcy is considered remote or, in the case of certain municipal lessees, not permitted under current law.

Asset Dispositions

    AIG is also subject to financial guarantees and indemnity arrangements in connection with the sales of businesses pursuant to its asset disposition plan, including the sales of AIA and ALICO. The various indemnities and guarantees may be triggered by, among other things, breaches of representations, warranties or covenants provided by AIG. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or applicable. AIG is unable to develop an estimate of the maximum payout under certain of these guarantees and indemnifications. However,

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AIG believes that it is unlikely it will have to make any material payments under these arrangements, and no significant liabilities related to these arrangements have been recorded in the Consolidated Balance Sheet. See Note 1 herein for additional information on sales of businesses and asset dispositions.

10. Total Equity and Earnings (Loss) Per Share

The following table provides a reconciliation of the beginning and ending balances of the components of total equity (excluding the effects of redeemable noncontrolling interests):

	2010			2009
Three Months Ended March 31, (In millions)	Total AIG Shareholders' Equity	Non- Controlling Interest	Total Equity	Total AIG Shareholders' Equity	Non- Controlling Interest	Total Equity

Balance, beginning of year	$69,824	$28,252	$98,076	$52,710	$8,095	$60,805

Series C issuance	-	-	-	1	-	1
Series F drawdowns	2,199	-	2,199	-	-	-
Common stock issued under stock plans	(5)	-	(5)	(1)	-	(1)
Cumulative effect of change in accounting principle, net of tax	(107)	-	(107)	15	-	15
Net income (loss)	1,451	133	1,584	(4,353)	(792)	(5,145)
Other comprehensive income (loss)	1,636	(165)	1,471	(2,532)	(87)	(2,619)
Net decrease due to deconsolidation	-	(2,161)	(2,161)	-	476	476
Contributions from noncontrolling interest	-	210	210	-	391	391
Distributions to noncontrolling interests	-	(87)	(87)	-	(589)	(589)
Net income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York	-	519	519	-	-	-
Other	3	17	20	(81)	(44)	(125)

Balance, end of period	$75,001	$26,718	$101,719	$45,759	$7,450	$53,209

Preferred Stock

    During the first quarter of 2010, AIG drew approximately $2.2 billion under the Department of the Treasury Commitment and, as a result, the liquidation preference of the AIG Series F Preferred Stock increased to $7.543 billion in the aggregate.

    As a result of AIG's failure to declare and pay dividends on Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock), and AIG Series F Preferred Stock for four quarterly dividend payment periods, the United States Department of the Treasury, as the sole holder of the AIG Series E Preferred Stock and AIG Series F Preferred Stock, exercised its right and elected Ronald A. Rittenmeyer and Donald H. Layton (the Preferred Directors) to the Board of Directors of AIG (the Board) by written consent effective April 1, 2010. The Preferred Directors are to hold office until the next annual meeting (or special meeting called for the purpose of electing directors) or until all the dividends payable on all outstanding shares of the AIG Series E Preferred Stock and the AIG Series F Preferred Stock have been declared and paid in full for four consecutive quarters.

    See Note 16 of Notes to Consolidated Financial Statements of AIG's 2009 Annual Report on Form 10-K for a discussion of the terms of AIG's outstanding Preferred Stock.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Accumulated Other Comprehensive Income (Loss)

A rollforward of Accumulated other comprehensive income (loss) is as follows:

Three Months Ended March 31, 2010 (in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (losses) Arising from Cash Flow Hedging Activities	Retirement Plan Liabilities Adjustment	Total

Balance, beginning of year, net of tax	$(1,810)	$7,145	$1,630	$(128)	$(1,144)	$5,693

Unrealized appreciation (depreciation) of investments	993	2,531	-	-	-	3,524
Net changes in foreign currency translation adjustments	-	-	(958)	-	-	(958)
Net gains (losses) on cash flow hedges	-	-	-	24	-	24
Net actuarial gain	-	-	-	-	78	78
Prior service cost	-	-	-	-	(1)	(1)
Deferred tax asset (liability)	(220)	(1,374)	429	(2)	(24)	(1,191)

Total other comprehensive income	773	1,157	(529)	22	53	1,476
Cumulative effect of change in accounting principle, net of tax	-	(276)	-	-	-	(276)
Noncontrolling interests	5	(60)	(105)	-	-	(160)

Balance, end of period, net of tax	$(1,042)	$8,086	$1,206	$(106)	$(1,091)	$7,053

Noncontrolling interests

    In connection with the ongoing execution of its orderly asset disposition plan, as well as plans to timely repay the FRBNY Credit Facility, on November 30, 2009, AIG transferred two of its wholly owned businesses, AIA and ALICO, to two newly-created special purpose vehicles (SPVs) in exchange for all the common and preferred interests of those SPVs. On December 1, 2009, AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the Facility as discussed below.

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

    See Note 16 of Notes to Consolidated Financial Statements of AIG's 2009 Annual Report on Form 10-K for further discussion of the terms of the junior and senior non-voting, callable preferred interests.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    In connection with the issuance of the AIG Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (AIG Series C Preferred Stock), AIG began applying the two-class method for calculating EPS. The two-class method is an earnings allocation method for computing EPS when a company's capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines EPS based on dividends declared on common stock and participating securities (i.e., distributed earnings) as well as participation rights of participating securities in any undistributed earnings.

The following table presents computation of basic and diluted EPS:

Three Months Ended March 31, (dollars in millions, except per share data)	2010	2009

Numerator for EPS:
Income (loss) from continuing operations	$926	$(5,213)
Net Income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	519	-
Other	129	(774)

Total net income (loss) from continuing operations attributable to noncontrolling interests	648	(774)

Net income (loss) attributable to AIG from continuing operations	278	(4,439)

Income from discontinued operations	$1,173	$80
Loss from discontinued operations attributable to noncontrolling interests	-	(6)

Net income attributable to AIG from discontinued operations	1,173	86

Cumulative dividends on AIG Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share	-	(1,012)

Income allocated to AIG Series C Preferred Stock – continuing operations	(222)	-

Net Income (loss) attributable to AIG from continuing operations, applicable to common stock for EPS	56	(5,451)

Income allocated to AIG Series C Preferred Stock – discontinued operations	(935)	-

Net Income attributable to AIG from discontinued operations, applicable to common stock for EPS	$238	$86

Denominator for EPS:
Weighted average shares outstanding – basic	135,658,680	135,252,869
Dilutive shares*	66,259	-

Weighted average shares outstanding – diluted	135,724,939	135,252,869

EPS attributable to AIG:
Basic:
Income (loss) from continuing operations	$0.41	$(40.29)
Income from discontinued operations	$1.75	$0.62
Diluted:
Income (loss) from continuing operations	$0.41	$(40.29)
Income from discontinued operations	$1.75	$0.62

*
Diluted shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the AIG Series F Warrants. The number of shares excluded from diluted shares outstanding were 12 million for both the three-month periods ended March 31, 2010 and 2009, because the effect would have been anti-dilutive.

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

    For those restructuring and separation expenses that have been cumulatively incurred or can be reasonably expected to be incurred, the total expenses are approximately $2.1 billion and $2.3 billion, respectively, at March 31, 2010, as set forth in the table below. These amounts exclude expenses that could not be reasonably estimated at March 31, 2010, as well as expenses (principally professional fees) that are expected to be capitalized. With respect to the FRBNY and the trustees of the Trust, these amounts include only actual reimbursement and advancement payments made through March 31, 2010.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restructuring expenses and related asset impairment and other expenses by reportable segment consisted of the following:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services(a)	Other(b)	Total

Three Months Ended March 31, 2010
Restructuring expenses	$-	$-	$8	$-	$104	$112
Separation expenses	3	3	-	(9)	1	(2)

Total	$3	$3	$8	$(9)	$105	$110

Three Months Ended March 31, 2009
Restructuring expenses	$-	$2	$-	$58	$136	$196
Separation expenses	31	24	6	51	30	142

Total	$31	$26	$6	$109	$166	$338

Cumulative amounts incurred since inception of restructuring plan	$270	$154	$110	$627	$915	$2,076

Total amounts expected to be incurred(c)	$270	$171	$110	$688	$1,090	$2,329

(a)
Benefit in 2010 relates to returned AIGFP retention awards.

(b)
Primarily includes professional fees related to (i) disposition activities and (ii) AIG's capital restructuring program with the FRBNY and the Department of the Treasury.

(c)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at March 31, 2010.

A rollforward of the restructuring liability, reported in Other liabilities on AIG's Consolidated Balance Sheet, for the three months ended March 31, 2010 and the cumulative amounts incurred since inception of the restructuring plan, and the total amounts expected to be incurred are summarized as follows:

Three Months Ended March 31, 2010 (in millions)	Severance Expenses	Contract Termination Expenses	Asset Write- Downs	Other Exit Expenses(a)	Subtotal Restructuring Expenses	Separation Expenses	Total Restructuring and Separation Expenses

Balance, beginning of year	$125	$20	$-	$81	$226	$360	$586
Additional charges	-	1	13	37	51	25	76
Cash payments	(65)	(5)	-	(64)	(134)	(216)	(350)
Non-cash items(b)	-	-	(13)	(1)	(14)	(16)	(30)
Changes in estimates	(6)	1	-	69	64	(27)	37
Activity of discontinued operations	-	(1)	-	-	(1)	(43)	(44)
Reclassified to Liabilities of businesses held for sale	(3)	(1)	-	(7)	(11)	(53)	(64)

Balance, end of period	$51	$15	$-	$115	$181	$30	$211

Cumulative amounts incurred since inception of restructuring plan	$225	$79	$192	$668	$1,164	$915	$2,079

Total amounts expected to be incurred(c)	$225	$112	$192	$865	$1,394	$935	$2,329

(a)
Primarily includes professional fees related to (i) disposition activities, (ii) AIG's capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding most of AIGFP's businesses and portfolios.

(b)
Primarily represents asset impairment charges, foreign currency translation and reclassification adjustments.

(c)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at March 31, 2010.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 12. Ownership

    (a)  According to the Schedule 13D as amended through March 17, 2010, filed by Maurice R. Greenberg, Edward E. Matthews, Starr International Company, Inc. (Starr International), C.V. Starr & Co. (CV Starr), Inc. and Universal Foundation, Inc. (Universal Foundation) (collectively, the Starr Group), the Starr Group could be deemed to beneficially own 14,105,606 shares of AIG Common Stock at that date. Each of the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy, LLC and C.V. Starr & Co., Inc. Trust no longer has the power to vote or direct the disposition of any shares of AIG Common Stock. Based on the shares of AIG Common Stock outstanding at April 30, 2010, this ownership would represent approximately 10.4 percent of the common stock of AIG. Although these reporting persons may have made filings under Section 16 of the Securities Exchange Act of 1934 (the Exchange Act), reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 17, 2010.

    (b)  For discussion of the AIG Series C Preferred Stock and the ownership by the Trust, see Note 16 of Notes to Consolidated Financial Statements of AIG's 2009 Annual Report on Form 10-K .

13. Employee Benefits

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pensions			Postretirement
(in millions)	Non U.S. Plans*	U.S. Plans	Total	Non U.S. Plans*	U.S. Plans	Total

Three Months Ended March 31, 2010
Components of net periodic benefit cost:
Service cost	$32	$36	$68	$2	$2	$4
Interest cost	15	54	69	1	4	5
Expected return on assets	(7)	(64)	(71)	-	-	-
Amortization of prior service credit	(2)	-	(2)	-	-	-
Amortization of net loss	11	12	23	-	-	-
Other	(1)	-	(1)	-	-	-

Net periodic benefit cost	$48	$38	$86	$3	$6	$9

Three Months Ended March 31, 2009
Components of net periodic benefit cost:
Service cost	$31	$41	$72	$3	$3	$6
Interest cost	16	55	71	1	4	5
Expected return on assets	(9)	(55)	(64)	-	-	-
Amortization of prior service credit	(3)	-	(3)	-	-	-
Amortization of net loss	11	24	35	-	-	-
Other	3	-	3	-	(3)	(3)

Net periodic benefit cost	$49	$65	$114	$4	$4	$8

*
Non U.S. pension and post-retirement costs shown above include $21 million and $2 million, respectively, for the three months ended March 31, 2010 and $19 million and $2 million respectively, for the three months ended March 31, 2009 associated with discontinued operations.

    At December 31, 2009, AIG's non-U.S. pension and post retirement plans were underfunded by $1.6 billion and $106 million, respectively. Those amounts included $548 million and $61 million, respectively, for pension and postretirement plans that are now classified as liabilities held for sale.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    As a result of the Fuji acquisition, AIG assumed the obligations related to the Fuji plans. As of December 31, 2009, Fuji's aggregate projected benefit obligation and plan assets were $252 million and $292 million, respectively. See Note 4 herein for more information on the Fuji acquisition.

    For the three-month period ended March 31, 2010, AIG contributed $37 million to its U.S. and non-U.S. pension plans and expects to contribute an additional $97 million for the remainder of 2010. These estimates are subject to change since contribution decisions are affected by various factors, including AIG's liquidity, asset dispositions, market performance and management discretion.

14. Income Taxes

Interim Period Tax Assumptions and Effective Tax Rates

AIG's actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2010
Three Months Ended March 31, (dollars in millions)
	Pre-Tax Income	Amount	Percent of Pre-tax Income

U.S. federal income tax at statutory rate	$1,871	$655	35.0%
Adjustments:
Tax exempt interest		(155)	(8.3)
Variable interest entity (income) loss		30	1.6
State income taxes		(86)	(4.6)
Other		(21)	(1.1)
Effect of discontinued operations		166	8.9
State tax valuation allowance – continuing operations		65	3.5
Reduction of valuation allowance – continuing operations		(216)	(11.6)
Reduction of valuation allowance – discontinued operations		(665)	(35.5)

Total income tax benefit		(227)	(12.1)
Amount included in discontinued operations	(1,036)	(137)	(13.2)

Tax benefit from continuing operations	$835	$(91)	(10.9)%

AIG's income tax benefit from continuing operations for the three months ended March 31, 2010 and 2009 is comprised of the following:

(in millions)	2010	2009

Current tax provision (benefit)	$849	$301
Deferred tax provision (benefit)	(940)	(1,604)

Total tax provision (benefit) attributable to continuing operations	$(91)	$(1,303)

    AIG is unable to estimate the annual effective tax rate for 2010 due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective tax rate for the interim period is being utilized.

    For the three-month period ended March 31, 2010, the effective tax rate on the pre-tax income from continuing operations was (10.9) percent and the effective tax rate on the pre-tax income included in discontinued operations was (13.2) percent. The effective tax rate was negative because AIG recorded a tax benefit on pre-tax income. The tax benefit was primarily due to decreases in the deferred tax asset valuation allowance of $82 million related to certain subsidiaries that file separate income tax returns, $140 million which principally offsets the tax expense related to the pre-tax income from continuing operations earned during the quarter, and $665 million related to

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

changes in value of subsidiaries to be sold and included in discontinued operations. In making its determination of the fair values of the subsidiaries to be sold, AIG considered, among other information, valuations prepared for various purposes by third parties.

    The effective tax rate on the pre-tax loss from continuing operations for the three-month period ended March 31, 2009 was 20.0 percent. The effective tax rate was lower than the statutory rate due primarily to a $1.6 billion increase in the deferred tax asset valuation allowance against a portion of AIG's net deferred tax asset, partially offset by $632 million of deferred tax benefits mainly attributable to the book to tax basis differences of AIG Parent's investment in subsidiaries and other discrete period items.

The following table provides a roll forward of the net deferred tax asset from December 31, 2009 to March 31, 2010:

	Net Deferred Tax Asset Before Valuation Allowance	Valuation Allowance	Net Deferred Tax Asset

Net deferred tax asset at December 31, 2009	$29,589	$(23,705)	$5,884
Benefit (provision) – continuing operations	789	151	940
Benefit (provision) – discontinued operations	(570)	665	95
Deferred taxes on components of shareholders' equity	(952)	(183)	(1,135)
Deferred taxes of acquired entities	511	(509)	2
Deferred taxes of deconsolidated entities	(158)	-	(158)
Less: Net deferred tax liabilities reclassified as held-for-sale	1,225	1,325	2,550

Net deferred tax asset at March 31, 2010	$30,434	$(22,256)	$8,178

Valuation Allowances on Deferred Tax Assets

    AIG evaluates the recoverability of the deferred tax asset and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

    When making its assessment about the realization of its deferred tax asset at March 31, 2010, AIG considered all available evidence, as required by income tax accounting guidance, including:

  •
  the nature, frequency, and severity of current and cumulative financial reporting losses;

  •
  certain transactions, including the recognition of the gain on the sale of the Otemachi building in Tokyo, and the sales of AIA and ALICO expected to be completed in 2010;

  •
  the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards; and

  •
  tax planning strategies that would be implemented, if necessary, to protect the loss of the deferred tax asset.

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

    At March 31, 2010 and December 31, 2009, AIG's U.S. consolidated income tax group had a net deferred tax asset after valuation allowance of $8.3 billion and $8.6 billion, respectively. Realization of AIG's net deferred tax asset depends upon its ability to generate sufficient earnings from transactions expected to be completed in the

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

near future and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset, but does not depend on projected future operating income.

    At March 31, 2010 and December 31, 2009, AIG's U.S. consolidated income tax group had deferred tax asset valuation allowances of $19.6 billion and $20.4 billion, respectively. The change in the deferred tax asset valuation allowances is primarily due to an increase in estimated value to be realized on the expected sale of certain subsidiaries classified as discontinued operations.

    At March 31, 2010 and December 31, 2009, AIG had net deferred tax liabilities of $0.1 billion and $2.7 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. The change is primarily due to deferred tax liabilities of $2.6 billion reclassified as businesses held for sale.

    At March 31, 2010 and December 31, 2009, AIG had deferred tax asset valuation allowances of $2.7 billion and $3.3 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. The change is primarily due to deferred tax asset valuation allowances of $1.3 billion reclassified as businesses held for sale offset by an additional deferred tax asset valuation allowance of $0.5 billion associated with the purchase of additional shares of Fuji, recorded through purchase accounting.

    At both March 31, 2010 and December 31, 2009, AIG had a deferred tax asset related to stock compensation of $178 million. Due to AIG's current stock price, this deferred tax asset may not be realizable in the future. The accounting guidance for share based payments precludes AIG from recognizing an impairment charge on this asset until the related stock awards are exercised, vest or expire. Any charge associated with the deferred tax asset is reported in Additional paid-in capital until the pool of previously recognized tax benefits recorded in Additional paid-in capital is reduced to zero. Income tax expense would be recognized for any additional charge. At March 31, 2010 and December 31, 2009, the pool of previously recognized tax benefits recorded in Additional paid-in capital was $135.2 million and $142.6 million, respectively.

Accounting for Uncertainty in Income Taxes

    At March 31, 2010 and December 31, 2009, AIG's unrecognized tax benefits, excluding interest and penalties, were $4.6 billion and $4.8 billion, respectively. At March 31, 2010 and December 31, 2009, AIG's unrecognized tax benefits included $1.2 billion and $1.4 billion, respectively, related to tax positions the disallowance of which would not affect the effective tax rate as they relate to such factors as the timing, rather than the permissibility, of the deduction. Accordingly, at March 31, 2010 and December 31, 2009, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.4 billion and $3.4 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At March 31, 2010 and December 31, 2009 AIG had accrued $762 million and $835 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2010 and 2009, AIG recognized $11 million and $(10) million, respectively, of interest (net of the federal benefit) and penalties in the Consolidated Statement of Income (Loss).

    AIG regularly evaluates adjustments proposed by taxing authorities. At March 31, 2010, such proposed adjustments would not have resulted in a material change to AIG's consolidated financial condition, although it is possible that the effect could be material to AIG's consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

15. Information Provided in Connection With Outstanding Debt

    The following condensed consolidating financial statements reflect the results of AIG Life Holdings (US), Inc. (AIGLH), formerly known as American General Corporation, a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH(a)	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

March 31, 2010
Assets:
Investments(a)	$9,271	$-	$584,700	$(144,924)	$449,047
Cash	360	-	1,773	-	2,133
Loans to subsidiaries(b)	74,191	-	(74,191)	-	-
Debt issuance costs, including prepaid commitment asset of $6,460	6,739	-	212	-	6,951
Investment in consolidated subsidiaries(b)	76,020	29,941	(1,950)	(104,011)	-
Other assets, including current and deferred income taxes	11,035	2,650	138,630	(3,189)	149,126
Assets of businesses held for sale	-	-	253,301	3,139	256,440

Total assets	$177,616	$32,591	$902,475	$(248,985)	$863,697

Liabilities:
Insurance liabilities	$-	$-	$316,096	$(368)	$315,728
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	2,285	-	2,285
Federal Reserve Bank of New York credit facility	27,400	-	-	-	27,400
Other debt	43,378	2,137	208,608	(144,379)	109,744
Other liabilities, including intercompany balances(a)(c)	31,837	4,227	51,843	(863)	87,044
Liabilities of businesses held for sale	-	-	217,801	36	217,837

Total liabilities	102,615	6,364	796,633	(145,574)	760,038

Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $1,270 associated with businesses held for sale in 2010)	-	-	1,282	658	1,940

Total AIG shareholders' equity	75,001	26,227	103,036	(129,263)	75,001
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	-	25,059	25,059
Other (including $374 million associated with businesses held for sale in 2010)	-	-	1,524	135	1,659

Total noncontrolling interests	-	-	1,524	25,194	26,718

Total equity	75,001	26,227	104,560	(104,069)	101,719

Total liabilities and equity	$177,616	$32,591	$902,475	$(248,985)	$863,697

December 31, 2009
Assets:
Investments(a)	$10,702	$-	$736,977	$(146,514)	$601,165
Cash	57	2	4,341	-	4,400
Loans to subsidiaries(b)	72,926	-	(72,926)	-	-
Debt issuance costs, including prepaid commitment asset of $7,099	7,383	-	159	-	7,542
Investment in consolidated subsidiaries(b)	71,419	28,580	(980)	(99,019)	-
Other assets, including current and deferred income taxes	10,986	2,618	164,670	(175)	178,099
Assets of businesses held for sale	-	-	56,379	-	56,379

Total assets	$173,473	$31,200	$888,620	$(245,708)	$847,585

Liabilities:
Insurance liabilities	$-	$-	$461,706	$(409)	$461,297
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	4,739	-	4,739
Federal Reserve Bank of New York credit facility	23,435	-	-	-	23,435
Other debt	45,436	2,097	210,512	(144,747)	113,298
Other liabilities, including intercompany balances(a)(c)	34,778	4,209	60,135	(1,940)	97,182
Liabilities of businesses held for sale	-	-	48,599	-	48,599

Total liabilities	103,649	6,306	785,691	(147,096)	748,550

Redeemable noncontrolling interests in partially owned consolidated subsidiaries	-	-	177	782	959

Total AIG shareholders' equity	69,824	24,894	83,303	(108,197)	69,824
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	15,596	8,944	24,540
Other (including $2.2 billion associated with businesses held for sale in 2009)	-	-	3,853	(141)	3,712

Total noncontrolling interests	-	-	19,449	8,803	28,252

Total equity	69,824	24,894	102,752	(99,394)	98,076

Total liabilities and equity	$173,473	$31,200	$888,620	$(245,708)	$847,585

(a)
Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For March 31, 2010 and December 31, 2009, includes intercompany tax payable of $28.7 billion and $28.7 billion, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $60 million and $45 million, respectively, for AIGLH.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended March 31, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$910	$255	$-	$(1,165)	$-
Dividend income from consolidated subsidiaries(a)	290	-	-	(290)	-
Change in fair value of ML III	-	-	751	-	751
Other revenue(b)	981	53	14,545	-	15,579

Total revenues	2,181	308	15,296	(1,455)	16,330

Expenses:
Accrued and compounding interest	194	-	-	(65)	129
Amortization of prepaid commitment asset	639	-	-	(118)	521

Total Interest expense on FRBNY Credit Facility	833	-	-	(183)	650
Other interest expense	607	92	385	-	1,084
Restructuring expenses and related asset impairment and
other expenses	97	-	13	-	110
Other expense	58	-	13,593	-	13,651

Total expenses	1,595	92	13,991	(183)	15,495

Income (loss) from continuing operations before income tax expense (benefit)	586	216	1,305	(1,272)	835
Income tax expense (benefit)(c)	(865)	(12)	786	-	(91)

Income (loss) from continuing operations	1,451	228	519	(1,272)	926
Income (loss) from discontinued operations	-	-	1,356	(183)	1,173

Net income (loss)	1,451	228	1,875	(1,455)	2,099
Less:
Net Income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-	519	519
Other	-	-	129	-	129

Total income (loss) from continuing operations attributable to noncontrolling interests	-	-	129	519	648
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	-	-	-

Total net income (loss) attributable to noncontrolling interests	-	-	129	519	648

Net income (loss) attributable to AIG	$1,451	$228	$1,746	$(1,974)	$1,451

Three Months Ended March 31, 2009
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(2,598)	$(1,022)	$-	$3,620	$-
Dividend income from consolidated subsidiaries(a)	226	-	-	(226)	-
Change in fair value of ML III	(1,940)	-	-	-	(1,940)
Other revenue(b)	1,436	53	13,766	-	15,255

Total revenues	(2,876)	(969)	13,766	3,394	13,315

Expenses:
Accrued and compounding interest	708	-	-	(141)	567
Amortization of prepaid commitment asset	822	-	-	(117)	705

Total Interest expense on FRBNY Credit Facility	1,530	-	-	(258)	1,272
Other interest expense	644	82	589	-	1,315
Restructuring expenses and related asset impairment and other expenses	120	-	218	-	338
Other expenses	136	-	16,770	-	16,906

Total expenses	2,430	82	17,577	(258)	19,831

Income (loss) from continuing operations before income tax expense (benefit)	(5,306)	(1,051)	(3,811)	3,652	(6,516)
Income tax expense (benefit)(c)	(953)	(8)	(342)	-	(1,303)

Income (loss) from continuing operations	(4,353)	(1,043)	(3,469)	3,652	(5,213)
Income (loss) from discontinued operations	-	-	338	(258)	80

Net income (loss)	(4,353)	(1,043)	(3,131)	3,394	(5,133)
Less:

Net income (loss) from continuing operations attributable to noncontrolling interests	-	-	(774)	-	(774)
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	(6)	-	(6)

Total net income (loss) attributable to noncontrolling interests	-	-	(780)	-	(780)

Net loss attributable to AIG	$(4,353)	$(1,043)	$(2,351)	$3,394	$(4,353)

(a)
Eliminated in consolidation.

(b)
Includes interest income of $856 million and $1.3 billion for the three-month periods ended March 31, 2010 and 2009, respectively, for American International Group, Inc. (As Guarantor).

(c)
Income taxes recorded by American International Group, Inc. (As Guarantor) include deferred tax expense attributable to the pending sale of foreign businesses and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. See Note 14 herein for additional information.

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Three Months Ended March 31, 2010
Net cash (used in) provided by operating activities – continuing operations	$(83)	$(111)	$539	$345
Net cash (used in) provided by operating activities – discontinued operations	-	-	2,850	2,850

Net cash (used in) provided by operating activities	(83)	(111)	3,389	3,195

Cash flows from investing activities:
Sales of investments	490	-	17,174	17,664
Sales of divested businesses, net	262	-	1,209	1,471
Purchase of investments	(81)	-	(19,225)	(19,306)
Loans to subsidiaries – net	(881)	-	881	-
Contributions to subsidiaries	(2,171)	-	2,171	-
Other, net	(179)	-	(1,106)	(1,285)

Net cash (used in) provided by investing activities – continuing operations	(2,560)	-	1,104	(1,456)
Net cash (used in) provided by investing activities – discontinued operations	-	-	(3,060)	(3,060)

Net cash (used in) provided by investing activities	(2,560)	-	(1,956)	(4,516)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	8,300	-	-	8,300
Federal Reserve Bank of New York credit facility repayments	(4,520)	-	(31)	(4,551)
Issuance of other long-term debt	-	-	4,170	4,170
Repayments on other long-term debt	(1,398)	-	(5,745)	(7,143)
Drawdown on the Department of the Treasury Commitment	2,199	-	-	2,199
Intercompany loans – net	(1,635)	109	1,526	-
Other, net	-	-	(3,394)	(3,394)

Net cash (used in) provided by financing activities – continuing operations	2,946	109	(3,474)	(419)
Net cash (used in) provided by financing activities – discontinued operations	-	-	153	153

Net cash (used in) provided by financing activities	2,946	109	(3,321)	(266)
Effect of exchange rate changes on cash	-	-	(42)	(42)
Effect of consolidation/deconsolidation of variable interest entities	-	-	-	-

Change in cash	303	(2)	(1,930)	(1,629)
Cash at beginning of period	57	2	4,341	4,400
Reclassification to assets held for sale	-	-	(638)	(638)

Cash at end of period	$360	$-	$1,773	$2,133

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Three Months Ended March 31, 2009
Net cash (used in) provided by operating activities – continuing operations	$296	$(118)	$1,418	$1,596
Net cash (used in) provided by operating activities – discontinued operations	-	-	2,174	2,174

Net cash (used in) provided by operating activities	296	(118)	3,592	3,770

Cash flows from investing activities:
Sales of investments	405	-	26,812	27,217
Sales of divested businesses, net	-	-	704	704
Purchase of investments	(131)	-	(17,533)	(17,664)
Loans to subsidiaries – net	(4,254)	-	4,254	-
Contributions to subsidiaries	(2,495)	(1,200)	3,695	-
Other, net	(324)	-	(6,697)	(7,021)

Net cash (used in) provided by investing activities – continuing operations	(6,799)	(1,200)	11,235	3,236
Net cash (used in) provided by investing activities – discontinued operations	-	-	(1,804)	(1,804)

Net cash (used in) provided by investing activities	(6,799)	(1,200)	9,431	1,432

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	10,900	-	-	10,900
Federal Reserve Bank of New York credit facility repayments	(4,600)	-	-	(4,600)
Issuance of other long-term debt	-	-	1,209	1,209
Repayments on other long-term debt	(561)	-	(5,392)	(5,953)
Intercompany loans – net	800	118	(918)	-
Other, net	-	1,200	(9,238)	(8,038)

Net cash (used in) provided by financing activities – continuing operations	6,539	1,318	(14,339)	(6,482)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(3,162)	(3,162)

Net cash (used in) provided by financing activities	6,539	1,318	(17,501)	(9,644)

Effect of exchange rate changes on cash	-	-	(171)	(171)

Change in cash	36	-	(4,649)	(4,613)
Cash at beginning of period	103	-	8,539	8,642

Cash at end of period	$139	$-	$3,890	$4,029

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplementary disclosure of cash flow information:

	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the three months ended March 31, 2010 for:
Interest:
Third party	$(383)	$(63)	$(601)	$(1,047)
Intercompany	(1)	(61)	62	-
Taxes:
Income tax authorities	$-	$-	$(604)	$(604)
Intercompany	1	-	(1)	-

Cash (paid) received during the three months ended March 31, 2009 for:
Interest:
Third party	$(576)	$(63)	$(827)	$(1,466)
Intercompany	-	(53)	53	-
Taxes:
Income tax authorities	$(4)	$-	$(175)	$(179)
Intercompany	126	-	(126)	-

 American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Three Months Ended March 31, (in millions)	2010	2009

Intercompany non-cash financing and investing activities:
Capital contributions to subsidiaries through forgiveness of loans	$100	$-
Other capital contributions in the form of forgiveness of payables and contribution of assets – net	211	292
Temporary paydown of FRBNY Credit Facility by subsidiary	31	-
Settlement of payable to subsidiary with return of capital from subsidiary	-	7
Receivable offset by intercompany payable	25	-

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

The revisions and their effect on the American International Group, Inc. (As Guarantor) and AIGLH Condensed Consolidating Statement of Cash Flows were as follows:

	American International Group, Inc. (As Guarantor)
				AIGLH
Three Months Ended March 31, 2009 (in millions)
	Originally Reported	Revisions	As Revised	Originally Reported	Revisions	As Revised

Cash flows provided by (used in) operating activities	$(856)	$1,152	$296	$-	$(118)	$(118)
Cash flows provided by (used in) investing activities	(5,647)	(1,152)	(6,799)	-	(1,200)	(1,200)
Cash flows provided by (used in) financing activities	6,539	-	6,539	-	1,318	1,318

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

 Cautionary Statement Regarding Forward-Looking Information

    This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG's officers and representatives may from time to time make, projections and statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections and statements may address, among other things:

  •
  the outcome of the transactions with the Federal Reserve Bank of New York (FRBNY) and the United States Department of the Treasury (Department of the Treasury);

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

  •
  developments in global credit markets; and

  •
  such other factors as discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report on Form 10-K).

    AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

    In addition to reviewing AIG's results for the three-month period ended March 31, 2010, this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) supplements and updates the information and discussion included in the 2009 Annual Report on Form 10-K, to reflect developments in or affecting AIG's business to date during 2010.

    Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, AIG presents its operations in the way it believes will be most meaningful, as well as most transparent. Certain of the measurements used by AIG management are "non-GAAP financial measures" under SEC rules and regulations. Underwriting profit (loss) is utilized to report results for AIG's General Insurance operations and pre-tax income (loss) before net realized capital gains (losses) is utilized to report results for AIG's life insurance and retirement services operations as these measures enhance the understanding of the underlying profitability of the ongoing operations of these businesses and allow for more meaningful comparisons with AIG's insurance competitors.

    AIG has also incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q and in the 2009 Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.

Executive Overview

    AIG reports the results of its operations through four reportable segments: General Insurance, Domestic Life Insurance & Retirement Services, Foreign Life Insurance & Retirement Services, and Financial Services.

  •
  General Insurance — branded as Chartis in 2009, is comprised of multiple line companies writing substantially all lines of property and casualty insurance and various personal lines both domestically and abroad.

  •
  Domestic Life Insurance & Retirement Services — branded as SunAmerica Financial Group in 2009. AIG's Domestic Life Insurance businesses offer a broad range of protection products, including individual term and universal life insurance, and group life and health products. In addition, Domestic Life Insurance offers a variety of payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. Domestic Retirement Services businesses offer group retirement products and individual fixed and variable annuities. Certain previously acquired closed blocks and other fixed and variable annuity blocks that have been discontinued are reported as "runoff" annuities. Domestic Retirement Services also maintains a runoff block of Guaranteed Investment Contracts (GICs) that were written in (or issued to) the institutional market place prior to 2006.

  •
  Foreign Life Insurance & Retirement Services — provides individual insurance and investment-oriented products such as term and whole life, endowments, term and whole life medical, cancer, fixed annuities and group products including life, medical and pension. Following the classification of AIA Group Limited (AIA), American Life Insurance Company (ALICO), and Nan Shan Life Insurance Company, Ltd. (Nan Shan) as discontinued operations (see Note 3 to the Consolidated Financial Statements) and the

American International Group, Inc., and Subsidiaries

    reclassification of certain immaterial non-core entities to Other non-core operations, AIG's remaining Foreign Life Insurance & Retirement Services operations are conducted in Japan through AIG Star Life Insurance Co. Ltd and AIG Edison Life Insurance Company.

  •
  Financial Services — engages in diversified activities, including commercial aircraft and equipment leasing, capital markets operations, consumer finance and insurance premium financing, both in the United States and abroad.

Priorities for 2010

    AIG is focused on the following priorities for 2010:

  •
  continuing the stabilization and strengthening of AIG's businesses;

  •
  realizing additional progress in restructuring and asset disposition initiatives to enable repayment of amounts outstanding under the FRBNY credit facility (the FRBNY Credit Facility) provided by the FRBNY under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY;

  •
  closing the pending sales transactions for AIA, ALICO and Nan Shan and implementing plans to monetize securities expected to be received upon the AIA and ALICO closings;

  •
  beginning to address its highly leveraged capital structure;

  •
  continuing the wind-down of AIG's exposure to certain financial products and derivatives trading activities; and

  •
  continuing to address the long-term financing needs of International Lease Finance Corporation (ILFC) and American General Finance, Inc. (AGF).

2010 Financial Overview

    The continued improvement in the financial markets contributed significantly to AIG's income from continuing operations before income taxes, which amounted to $835 million in the first quarter of 2010 compared to a loss of $6.5 billion in the same period of 2009, as evidenced by the following:

  •
  growth in net investment income primarily related to gains on AIG's interests in Maiden Lane II and Maiden Lane III which totaled $911 million in the first quarter of 2010 compared to losses of $2.2 billion in the same period of 2009, and increased income from partnership investments reflecting improvement in the equity markets;

  •
  a decline in other-than-temporary impairments on available for sale securities due to the improved market conditions. The 2009 period included non-credit impairments (i.e., severity losses) that are no longer required for fixed maturity securities upon adoption of a new other-than-temporary impairments accounting standard commencing in the second quarter of 2009. See Note 6 to the Consolidated Financial Statements; and Investments — Evaluating Investments for Other-Than-Temporary Impairments for more information on this accounting standard;

  •
  a reduction in losses for Capital Markets as lower unwind costs and a decline in Unrealized market valuation losses related to AIGFP's super senior credit default swap portfolio more than offset a decline in net credit valuation adjustment gains on AIGFP's assets and liabilities; and

  •
  A significant improvement in earnings for the Mortgage Guaranty business.

    Negatively impacting first quarter 2010 results were $481 million of catastrophe losses in General Insurance primarily related to the Chile earthquake, U.S. wind storms and Madeira (Portugal) floods.

American International Group, Inc., and Subsidiaries

2010 Business Outlook

    The following discussion supplements and updates the Business Outlook contained in AIG's 2009 Annual Report on Form 10-K.

General Insurance

    On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji Fire & Marine Insurance Company Limited (Fuji), a publicly traded Japanese insurance company with general insurance and some life operations. Fuji's financial information is reported on a one-quarter lag. As a result, Fuji's results will be consolidated beginning in the third quarter of 2010, and will be reported in the Foreign General Insurance operating segment. Further, AIG has not completed the determination of the fair values of the assets acquired and the liabilities assumed and, as a result, recorded an unallocated purchase price liability. Upon final determination of fair values, AIG may recognize a bargain purchase gain, which could be substantial. See Note 4 to the Consolidated Financial Statements for pro forma results and additional information about the terms of the acquisition.

    On April 20, 2010, an explosion on the Deepwater Horizon offshore drilling rig, operating in the Gulf of Mexico off the coast of Louisiana, resulted in a fire that sank the rig and caused a massive-scale oil spill. AIG estimates that its exposure to property loss on this event was approximately $20 million, which has been paid. It will not be possible to estimate the amount of casualty loss associated with this event, if any, until the determination of the cause and responsibility for the explosion and resulting oil spill and the assessment of damages resulting from the oil spill, as well as other factors, have been resolved. Therefore, although AIG cannot currently quantify its ultimate liabilities arising from this event, it is possible that such liabilities could have a material adverse effect on AIG's consolidated results of operations or consolidated cash flows for an individual reporting period.

Divestitures

    In connection with the announced sale of ALICO on March 7, 2010 and management's decision that ALICO met the held-for-sale criteria on March 31, 2010, total goodwill of $4.6 billion associated with the Foreign Life Insurance & Retirement Services — Japan & Other reporting unit was allocated among ALICO and the Japan & Other businesses to be retained based on their relative fair values as of March 31, 2010. This resulted in $3.3 billion and $1.3 billion of goodwill being allocated to ALICO and the retained businesses, respectively. Future changes in any of the assumptions used to measure the fair value of the ALICO reporting unit could result in a potential impairment of the goodwill allocated to ALICO of up to $3.3 billion, which would be reported in Income (loss) from discontinued operations on the Consolidated Statement of Income (Loss). AIG will continue to monitor overall competitive, business and economic conditions, and other events or circumstances, including ALICO's operating results and the performance of MetLife, Inc.'s (MetLife) common stock, that might result in an impairment of goodwill in the future. See Critical Accounting Estimates — Goodwill Impairment for additional information.

    AIG and AIA are working closely with Prudential to complete the sale of AIA, which AIG expects will close in 2010. Upon closing, AIG expects to realize a significant gain on the transaction, which will be reported in Income (loss) from discontinued operations on the Consolidated Statement of Income (Loss).

Mortgage Guaranty

    The improvement in UGC's results is primarily the result of lower levels of newly reported delinquencies in both the first and second-lien products, higher cure rates on existing first-lien delinquent loans, the recognition of stop loss limits on certain second-lien policies, increased rescission activity on domestic first- and second-lien claims and increased efforts to modify payment plans for currently delinquent loans. If these trends continue, UGC's financial results may show improvement in future quarters. However, there remains considerable uncertainty about the longer term outlook for the housing market, U.S. unemployment rates, the impact of future

American International Group, Inc., and Subsidiaries

foreclosures on domestic home prices, loan modification programs and mortgage insurance rescission rates and the effects, if any, these factors will have on UGC's financial results.

Significant Events in 2010

AIA Sale

    As of March 1, 2010, AIG and AIA Aurora LLC, a special purpose vehicle formed by AIG and the FRBNY (AIA Holdings), entered into a definitive agreement (the AIA Share Purchase Agreement) with Prudential plc (Prudential) and Prudential Group Limited (formerly known as Petrohue (UK) Investments Limited), for the sale of AIA to Prudential Group Limited for approximately $35.5 billion, consisting of $25 billion in cash, approximately $5.5 billion in face value of ordinary shares in the capital of Prudential Group Limited, $3 billion in face value of mandatory convertible securities of Prudential Group Limited, and $2 billion in face value of preferred stock of Prudential (or at Prudential's election, Prudential Group Limited), subject to closing adjustments. The obligations of Prudential Group Limited under the AIA Share Purchase Agreement are guaranteed by Prudential.

    The cash portion of the proceeds from the sale will be paid to the FRBNY to redeem preferred interests with a liquidation preference of approximately $16 billion plus accrued but unpaid preferred return held by the FRBNY in AIA Holdings, and unless otherwise agreed with the FRBNY, to repay approximately $9 billion under the FRBNY Credit Facility. AIG intends to monetize the $10.5 billion in face value of Prudential Group Limited securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. Unless otherwise agreed with the FRBNY, net cash proceeds from the monetization of these securities will be used to repay any outstanding debt under the FRBNY Credit Facility.

ALICO Sale

    As of March 7, 2010, AIG and ALICO Holdings LLC, a special purpose vehicle formed by AIG and the FRBNY (ALICO Holdings) entered into a definitive agreement (the ALICO Stock Purchase Agreement) with MetLife for the sale of ALICO by ALICO Holdings to MetLife, and the sale of Delaware American Life Insurance Company by AIG to MetLife, for approximately $15.5 billion, consisting of $6.8 billion in cash and the remainder in equity securities of MetLife, subject to closing adjustments.

    The cash portion of the proceeds from this sale will be paid to the FRBNY to reduce the liquidation preference of a portion of the preferred interests owned by the FRBNY in ALICO Holdings (together with the preferred interests owned by the FRBNY in AIA Holdings, the Preferred Interests). Upon the closing of this sale to MetLife, ALICO Holdings will receive and pay to the FRBNY the cash consideration and will hold the remainder of the transaction consideration, consisting of 78,239,712 shares of MetLife common stock, 6,857,000 shares of newly issued participating preferred stock convertible into 68,570,000 shares of common stock upon the approval of MetLife shareholders, and 40,000,000 equity units of MetLife with an aggregate stated value of $3 billion. AIG intends to monetize these MetLife securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. Unless otherwise agreed with the FRBNY, net cash proceeds from the monetization of these securities will be used to reduce the liquidation preference of the Preferred Interests owned by the FRBNY in ALICO Holdings and thereafter to repay any outstanding debt under the FRBNY Credit Facility.

Retained Financial Interest

    In the case of the sales of AIA and ALICO, the value of the securities consideration is subject to fluctuation from the date of signing of the AIA Share Purchase Agreement or the ALICO Stock Purchase Agreement, as the case may be, through closing of each sale until the ultimate monetization by AIG of the Prudential Group Limited securities and the MetLife securities. These fluctuations will be influenced by market prices of Prudential Group Limited securities and MetLife securities generally, and the market prices of Prudential Group Limited ordinary shares and MetLife common stock in particular, which will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of Prudential and MetLife. AIG is subject in

American International Group, Inc., and Subsidiaries

each case to agreed-upon minimum holding periods that also restrict AIG's ability to enter into hedging transactions that might protect AIG against fluctuations in the value of the securities consideration. These minimum holding periods and hedging restrictions cannot be altered without the consent of Prudential or MetLife, as the case may be, so AIG will bear the risk of these market price fluctuations during the applicable holding periods. The amount of any gain or loss recognized by AIG upon each sale will depend upon the fair value of the securities consideration received as of closing and the proceeds received by AIG from the monetization of the securities. This may also result in AIG realizing ultimate cash proceeds from the monetization of the securities consideration that is substantially less than what might be expected from the value of such consideration as of the date of signing of the relevant purchase agreement. During the holding period, AIG will carry these securities as available-for-sale investments, with changes in the fair value of the securities recorded to Accumulated other comprehensive income (loss).

    For a discussion of risks surrounding the AIA and ALICO transactions, see Item 1A. — Risk Factors in this Quarterly Report on Form 10-Q.

ILFC and AGF Liquidity

    During the first four months of 2010, ILFC and AGF made substantial progress in addressing their liquidity needs. During March and April of 2010, ILFC significantly increased its liquidity position through a combination of new secured and unsecured debt issuances of approximately $4.0 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Availability of $550 million of the approximately $4.0 billion of debt issuances and the extension of the $2.16 billion revolving credit facility are subject to the satisfaction of certain collateralization milestones. In addition, in April 2010, ILFC signed an agreement to sell 53 aircraft, with an aggregate book value of approximately $2.3 billion, which is expected to generate approximately $2.0 billion in gross proceeds during 2010. As of March 31, 2010, none of these aircraft met the criteria to be recorded as held for sale. During March and April of 2010, AGF significantly enhanced its liquidity position through the following actions: AGF received cash proceeds of more than $500 million from a $1.0 billion asset securitization in March 2010 and executed and drew down fully a $3.0 billion secured term loan transaction in April 2010. AGF used a portion of the proceeds from these transactions, cash on hand and proceeds from AIG's repayment of two demand promissory notes to repay all of its outstanding obligations under its $2.45 billion one-year term loans in March 2010 and its $2.125 billion five-year revolving credit facility in April 2010 (both of which were due in July 2010). See Capital Resources and Liquidity — Liquidity — Financial Services for a further discussion.

Sale of Interest in Transatlantic

    On March 15, 2010, AIG closed a secondary public offering of 8,466,693 shares of Transatlantic Holdings, Inc. (Transatlantic) common stock owned by American Home Assurance Company, a subsidiary of AIG, for aggregate gross proceeds of $452 million.

Consideration of AIG's Ability to Continue as a Going Concern

    In connection with the preparation of this Quarterly Report on Form 10-Q, management has assessed whether AIG has the ability to continue as a going concern. In making this assessment, AIG has considered:

  •
  The commitment of the U.S. government to continue to work with AIG to maintain its ability to meet its obligations as they come due;

  •
  AIG's liquidity-related actions and plans to stabilize its businesses and repay the debt outstanding under the FRBNY Credit Facility;

  •
  The additional capital provided or committed through the Department of the Treasury Commitment (as defined below under Department of the Treasury Commitment);

  •
  The provisions of the definitive agreements for the sales of AIA and ALICO;

American International Group, Inc., and Subsidiaries

  •
  The level of AIG's realized and unrealized losses and the negative impact of these losses in shareholders' equity and on the capital levels of AIG's insurance subsidiaries;

  •
  The continuing liquidity needs in certain of AIG's businesses and AIG's actions to address such needs; and

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

    It is possible that the actual outcome of one or more of management's plans could be materially different or that one or more of management's significant judgments or estimates about the potential effects of the risks and uncertainties could prove to be materially incorrect. If one or more of these possible outcomes is realized and third party financing is not available, AIG may need additional U.S. government support to meet its obligations as they come due. Under these adverse assumptions, if additional support is not available in such circumstances, there could exist substantial doubt about AIG's ability to operate as a going concern.

    See Note 1 to the Consolidated Financial Statements for additional discussion regarding going concern considerations.

Capital Resources and Liquidity

Liquidity

Overview

    AIG manages liquidity at both the parent and subsidiary levels. AIG believes that it has sufficient liquidity to meet its obligations for at least the next twelve months. AIG expects that dividends, distributions, and other payments from subsidiaries will support its liquidity needs; the FRBNY Credit Facility is also expected to continue to be a primary source of liquidity. In addition, the Department of the Treasury Commitment may also be used as a source of funding, primarily to support the capital needs of AIG's insurance company subsidiaries. AIG expects that its primary uses of available cash will be debt service and subsidiary funding. Unless otherwise agreed with the FRBNY, net proceeds from the sales of operations and assets are expected to be used to pay the Preferred Interests and to repay any outstanding debt under the FRBNY Credit Facility, after taking into account taxes, transaction expenses, settlement of intercompany loan facilities, and capital required to be retained for regulatory or ratings purposes.

    At March 31, 2010, remaining amounts available under the FRBNY Credit Facility and the Department of the Treasury Commitment were $12.5 billion and $22.3 billion, respectively, compared to $17.1 billion and $24.5 billion, respectively, at December 31, 2009.

    Net borrowings under the FRBNY Credit Facility increased by approximately $1.5 billion from March 31, 2010 to April 28, 2010. The proceeds were primarily used to repay $2.3 billion of commercial paper outstanding under the FRBNY Commercial Paper Funding Facility (CPFF) for Curzon Funding LLC and Nightingale Finance LLC (Nightingale) on April 26, 2010.

American International Group, Inc., and Subsidiaries

FRBNY Credit Facility

The following table presents changes in net borrowings outstanding and the remaining available amount that can be borrowed under the FRBNY Credit Facility:

Three Months Ended March 31, 2010 (in millions)

Net borrowings outstanding, January 1, 2010	$17,900
Loans to AIGFP for collateral postings, GIA and other maturities	700
AIGFP repayments to AIG	(454)
Debt payments	1,615
AIG Funding commercial paper maturities	2,000
Dividends from subsidiaries	(256)
Return of deposit to AGF	1,550
Net cash proceeds from asset sales applied as mandatory prepayments	(844)
Other borrowings and repayments, net	(562)

Net borrowings outstanding, March 31, 2010	21,649
Accrued compounding interest and fees inception through December 31, 2009	5,535
Accrued compounding interest and fees January 1, 2010 through March 31, 2010*	216

Total balance outstanding, March 31, 2010	$27,400

Total FRBNY Credit Facility, January 1, 2010	$35,000
Mandatory prepayments	(844)

Total FRBNY Credit Facility, March 31, 2010	$34,156
Less: borrowings outstanding, March 31, 2010	(21,649)

Remaining available amount, March 31, 2010	$12,507

*
Excludes interest payable of $3 million at March 31, 2010, which was included in Other liabilities.

 Department of the Treasury Commitment

    On April 17, 2009, AIG entered into a Securities Purchase Agreement with the Department of the Treasury, pursuant to which (i) AIG issued to the Department of the Treasury (a) 300,000 shares of AIG Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series F Preferred Stock), and (b) a warrant to purchase 150 shares of AIG Common Stock, par value $2.50 per share, and (ii) the Department of the Treasury agreed to provide up to $29.835 billion (Department of the Treasury Commitment) in exchange for increases in the liquidation preference of the AIG Series F Preferred Stock. See Note 10 to the Consolidated Financial Statements and Note 16 to the Consolidated Financial Statements in AIG's 2009 Annual Report on Form 10-K for further discussion.

The following table presents changes in drawdowns and the remaining available amount under the Department of the Treasury Commitment:

Three Months Ended March 31, 2010 (in millions)

Total drawdowns, January 1, 2010	$5,344
Redemption and repurchase of securities held by insurance subsidiaries	2,148
UGC related restructuring transactions	48
Temporary repayment of FRBNY Credit Facility	3

Total drawdowns, March 31, 2010	$7,543

Total Department of the Treasury commitment, January 1, 2010	$29,835
Less: drawdowns, March 31, 2010	(7,543)

Remaining available amount, March 31, 2010	$22,292

American International Group, Inc., and Subsidiaries

    Additional details regarding liquidity sources are included in Liquidity of Parent and Subsidiaries below.

AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due

Future Cash Requirements

    AIG expects that the repayment of future debt maturities and the payment of the preferred returns and liquidation preference on the Preferred Interests will be its primary uses of available cash. Unless otherwise agreed with the FRBNY, the net proceeds from the cash consideration and the monetization of the securities consideration from the sales of AIA and ALICO will first be used to pay the Preferred Interests, and then to repay the FRBNY Credit Facility.

The following table summarizes the maturing debt at March 31, 2010 of AIG and its subsidiaries for the next four quarters:

(in millions)	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010	First Quarter 2011	Total

ILFC	$1,485	$2,003	$2,501	$1,642	$7,631
AGF	659	2,797	210	679	4,345
AIG Matched Investment Program	-	888	776	-	1,664
AIGFP	600	270	269	189	1,328
AIG	-	-	500	12	512
Other	19	511	7	6	543

Total	$2,763	$6,469	$4,263	$2,528	$16,023

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include existing cash, future cash flows from operations, debt issuances and aircraft sales (see Liquidity of Parent and Subsidiaries — Financial Services — ILFC below). During March and April of 2010, ILFC significantly enhanced its liquidity position through a combination of new secured and unsecured debt issuances of approximately $4.0 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Availability of $550 million of the approximate $4.0 billion of debt issuances and the extension of $2.16 billion of the revolving credit facility are subject to the satisfaction of certain collateralization milestones. In addition, in April 2010, ILFC signed an agreement to sell 53 aircraft, with an aggregate book value of approximately $2.3 billion, which is expected to generate approximately $2.0 billion in gross proceeds during 2010. Based on this level of increased liquidity and expected future sources of funding, including future cash flows from operations and potential aircraft sales, AIG now expects that ILFC will be able to meet its existing obligations as they become due for at least the next twelve months solely from its own future cash flows. Therefore, while AIG has acknowledged its intent to support ILFC through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary.

  •
  AGF anticipates that its primary sources of liquidity will be customer receivable collections, additional on-balance sheet securitizations, portfolio sales and borrowings (see Liquidity of Parent and Subsidiaries — Financial Services — AGF below). During March and April of 2010, AGF significantly enhanced its liquidity position through the following actions: AGF received cash proceeds of more than $500 million from a $1.0 billion asset securitization in March 2010 and executed and fully drew down a $3.0 billion secured term loan transaction in April 2010. AGF used a portion of the proceeds from these transactions, cash on hand and proceeds from AIG's repayment of two demand promissory notes to repay all of its outstanding obligations under its $2.45 billion one-year term loans in March 2010 and its $2.125 billion five-year revolving credit facility in April 2010 (both of which were due in July 2010). Based on this level of increased

American International Group, Inc., and Subsidiaries

    liquidity and expected future sources of funding, including future cash flows from operations, AIG now expects that AGF will be able to meet its existing obligations as they become due for at least the next twelve months solely from its own future cash flows. Therefore, while AIG has acknowledged its intent to support AGF through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary. AIG is continuing to explore strategic alternatives for AGF, including a potential sale of a majority interest.

  •
  Debt maturities for the Matched Investment Program (MIP) are expected to be funded through cash flows generated from invested assets, as well as the sale or financing of the asset portfolios in the program. However, mismatches in the timing of cash flows of the MIP, as well as any shortfalls due to impairments of MIP assets, would need to be funded by AIG Parent. In addition, as a result of AIG's restructuring activities, AIG expects to utilize assets from its noncore businesses and subsidiaries to provide future cash flow enhancement and help the MIP meet its maturing debt obligations.

  •
  Approximately $813 million of AIGFP's debt maturities through March 31, 2011 are fully collateralized, with assets backing the corresponding liabilities; however, mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and AIGFP's ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent.

  •
  AIG expects to meet its debt maturities primarily through borrowings under the FRBNY Credit Facility, and dividends, distributions, and other payments from subsidiaries. The Department of the Treasury Commitment is primarily used for capital support of subsidiaries. In the future, AIG may need to provide additional capital support for its subsidiaries. AIG has developed certain plans, some of which have already been implemented, to provide stability to its businesses and to provide for the timely repayment of the FRBNY Credit Facility. In addition, certain of AIG's outstanding financial derivative transactions could require collateral calls or termination payments based on a downgrade in AIG's credit rating. See Note 8 to the Consolidated Financial Statements.

Sales of Other Businesses

    Since September 2008 and through April 28, 2010, AIG entered into agreements to sell or completed the sale of operations and assets, excluding AIA, ALICO and assets held by AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP), that had aggregate assets and liabilities with carrying values of $95.5 billion and $77.5 billion, respectively, at March 31, 2010 or the date of sale. Of these amounts, pending transactions with aggregate assets and liabilities of $54.7 billion and $49.2, respectively, at March 31, 2010 are expected to generate approximately $709 million of aggregate net cash proceeds that will be available to reduce the amount of the FRBNY Credit Facility, after taking into account taxes, transaction expenses, settlement of intercompany loan facilities, and capital required to be retained for regulatory or ratings purposes. Gains and losses recorded in connection with the dispositions of businesses include estimates that are subject to subsequent adjustment. Based on the transactions closed to date, AIG does not believe that such adjustments will be material to future consolidated results of operations or cash flows.

    See Notes 1 and 3 to the Consolidated Financial Statements for additional information.

American International Group, Inc., and Subsidiaries

 Liquidity of Parent and Subsidiaries

AIG Parent

The following table presents AIG Parent's sources of liquidity:

	As of
(In millions)	March 31, 2010	April 28, 2010

Available borrowing under the FRBNY Credit Facility	$12,507	$11,007
Cash and short-term investments	372	375
Available capacity under the Department of the Treasury Commitment	22,292	22,292

Total	$35,171	$33,674

    AIG believes that it has sufficient liquidity at the AIG Parent level to meet its obligations through at least the next twelve months. However, no assurance can be given that AIG's cash needs will not exceed projected amounts. Additional collateral calls, deterioration in investment portfolios affecting statutory surplus, higher surrenders of annuities and other policies, further downgrades in AIG's credit ratings, catastrophic losses or reserve strengthening, or a further deterioration in the super senior credit default swap portfolio may result in significant additional cash needs, or loss of some sources of liquidity, or both. Regulatory and other legal restrictions could limit AIG's ability to transfer funds freely, either to or from its subsidiaries.

    Historically, AIG has depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG's current financial situation, certain of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has also been dependent on the FRBNY as a primary source of liquidity, and on the Department of the Treasury Commitment to support the capital needs of AIG's insurance company subsidiaries. In the first three months of 2010, AIG Parent collected $323 million in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), which included $250 million in dividends from Chartis U.S.

    AIG's primary uses of cash flow are for debt service and subsidiary funding. In the first three months of 2010, AIG Parent retired $850 million of debt and made interest payments totaling $345 million, excluding MIP and Series AIGFP debt. AIG Parent made $2.2 billion in net capital contributions to subsidiaries in the three months ended March 31, 2010, of which the majority was contributed to AIG Capital Corporation, enabling AIG Capital Corporation to redeem its preferred securities held by a Chartis U.S. subsidiary. In addition, in March 2010, AIG Parent repurchased AIG common stock from an insurance subsidiary and repaid $1.6 billion in loans to AGF.

    At the current time, AIG Parent has no access to the commercial paper market, one of its traditional sources for its short-term working capital needs. While no assurance can be given that AIG will be able to access its traditional sources of long-term or short-term financing through the public debt markets again, AIG periodically evaluates its ability to access the capital markets.

General Insurance

    AIG currently expects that its Chartis subsidiaries will be able to continue to meet their obligations as they come due through cash from operations and, to the extent necessary, asset dispositions. One or more large catastrophes, however, may require AIG to provide additional support to the affected General Insurance operations. In addition, further downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of its subsidiaries. A downgrade in the insurer financial strength ratings of an insurance company subsidiary could result in non-renewals or cancellations by policyholders and adversely affect the subsidiary's ability to meet its own obligations and require AIG to provide capital or liquidity support to the subsidiary. Increases in market interest rates may adversely affect the financial strength ratings of General Insurance subsidiaries as rating agency capital models may reduce the amount of available capital relative to required capital.

    Given the size and liquidity profile of AIG's General Insurance investment portfolios, AIG believes that deviations from its projected claim experience do not constitute a significant liquidity risk. AIG's asset/liability

American International Group, Inc., and Subsidiaries

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

Domestic and Foreign Life Insurance & Retirement Services operations

    The most significant potential liquidity needs of AIG's Domestic and Foreign Life Insurance & Retirement Services companies are the funding of surrenders and withdrawals. A substantial increase in these needs could place stress on the liquidity of these companies. However, management considers the sources of liquidity for Domestic and Foreign Life Insurance & Retirement Services subsidiaries adequate to meet foreseeable liquidity needs. These subsidiaries generally have been lengthening their maturity profile by purchasing investment grade fixed income securities, in order to reduce the high levels of liquidity which had been maintained during 2009. Given the size and liquidity profile of AIG's Domestic and Foreign Life Insurance & Retirement Services investment portfolios, AIG believes that deviations from their projected claim experience do not constitute a significant liquidity risk. A significant increase in policy surrenders and withdrawals, which could be triggered by a variety of factors, including AIG specific concerns, could result in a substantial liquidity strain. Other potential events causing a liquidity strain could include economic collapse of a nation or region significant to Domestic and Foreign Life Insurance & Retirement Services operations, nationalization, catastrophic terrorist acts, pandemics or other economic or political upheaval.

    AIG believes that its Domestic and Foreign Life Insurance & Retirement Services companies currently have adequate capital to support their business plans. However, to the extent that these subsidiaries experience significant future losses or declines in their investment portfolios, AIG may need to contribute capital to these companies.

Financial Services

    AIG's major Financial Services operating subsidiaries consist of ILFC, AIGFP, AGF and AIG Consumer Finance Group, Inc (AIGCFG). Traditional sources of funds to meet the liquidity needs of these operations are generally no longer available. These sources included issuances of guaranteed investment agreements (GIAs), issuance of long- and short-term debt, issuance of commercial paper, bank loans and bank credit facilities. However, during the three months ended March 31, 2010 and through April 30, 2010, ILFC and AGF made significant progress in addressing their foreseeable liquidity needs, as further described below. In addition, AIGCFG has been able to retain a significant portion of customer deposits, providing a measure of liquidity.

ILFC

    During the first three months of 2010, ILFC refinanced five aircraft under its ECA Facility, borrowed $1.3 billion through secured financing arrangements and issued $2.0 billion senior notes as part of a private placement. Subsequent to March 31, 2010, ILFC issued an additional $750 million of senior notes under the same indenture as that used in the private placement.

    At March 31, 2010, ILFC had reached the maximum amount available for secured financing under its revolving credit facilities and term loans. The capacity was approximately $5.3 billion. In addition, ILFC also reached the maximum amount of secured financing available for ILFC and its restricted subsidiaries under its bond indentures. Subsequent to March 31, 2010, ILFC amended its bank facilities and term loans to increase its capacity to enter into secured financings to 35 percent of its consolidated tangible net assets as defined in its revolving credit facilities, which assets approximated $15.0 billion at March 31, 2010 (subject to certain prepayment requirements), and extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. This agreement is subject to the satisfaction of certain collateralization milestones.

    In addition, in April 2010, ILFC signed an agreement to sell 53 aircraft, with an aggregate book value of approximately $2.3 billion, which is expected to generate approximately $2.0 billion in gross proceeds during 2010.

American International Group, Inc., and Subsidiaries

The sales of the individual aircraft are expected to be consummated during the remainder of 2010 and the related proceeds are receivable upon the completion of each individual sale. ILFC is currently pursuing additional potential aircraft sales. Proposed portfolios have been presented to potential buyers; some bids have been received and are being evaluated. In evaluating these bids, ILFC management is balancing the need for funds with the long-term value of holding aircraft and other financing alternatives. Significant uncertainties currently exist about the possibility of additional sales, including the aircraft comprising an actual sale portfolio, the sale price and whether a sale agreement could be reached on acceptable terms.

    Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, it is likely that if additional aircraft are sold to meet liquidity needs, realized losses may be incurred. For the three months ended March 31, 2010, ILFC recorded asset impairment charges aggregating $347 million and operating lease related losses of $84 million on aircraft under contract to be sold.

    AIG expects that ILFC's existing cash balances, future cash flows from operations, including potential debt issuances and aircraft sales will be sufficient for ILFC to meet its existing obligations for at least the next twelve months.

ILFC Notes and Bonds Payable

    As of March 31, 2010 notes and bonds aggregating $18.2 billion were outstanding with maturity dates ranging from 2010 to 2016. To the extent considered appropriate, ILFC may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

    On October 13, 2009, ILFC entered into two term loan agreements (the Term Loans) with AIG Funding comprised of a new $2.0 billion credit agreement and a $1.7 billion amended and restated credit agreement. The Term Loans are secured by a portfolio of aircraft and all related equipment and leases. ILFC used the proceeds from the $2.0 billion loan to repay in full its obligations under its $2.0 billion revolving credit facility that matured on October 15, 2009. The second credit agreement amended and restated the two demand note agreements aggregating $1.7 billion that ILFC entered into in March 2009 with AIG Funding, including extending the maturity date of such demand notes. Both Term Loans mature on September 13, 2013 and currently bear interest at 3-month LIBOR plus 6.025 percent, of which 3.0 percent is permitted to be paid-in-kind and is added to the principal balance of the loans. The Term Loans are due in full at maturity with no scheduled amortization. On December 4, 2009, the new $2.0 billion credit agreement was increased to $2.2 billion. The funds for the Term Loans were provided to AIG Funding through the FRBNY Credit Facility. As a condition of the FRBNY approving the Term Loans, ILFC entered into agreements to guarantee the repayment of AIG's obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the Term Loans.

ILFC ECA Facilities

    ILFC has a $4.3 billion 1999 ECA Facility that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.81 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At March 31, 2010, ILFC had 27 loans with a remaining principal balance of $120 million outstanding under this facility. At March 31, 2010, the net book value of the related aircraft was $1.7 billion. The debt is collateralized by a pledge of shares of an ILFC subsidiary, which holds title to the aircraft financed under the facility.

    ILFC has a similarly structured 2004 ECA Facility, which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through June 30, 2010. The facility becomes available as the various European Export Credit Agencies provide their guarantees for aircraft based on a forward-looking calendar, and the interest rate is determined through a bid process. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 2.25 percent or at fixed rates ranging from 4.20 percent to 4.71 percent. At March 31, 2010, ILFC had financed 71 aircraft using approximately $4.1 billion under this facility and approximately $2.9 billion was outstanding. At March 31, 2010, the interest rate of the loans

American International Group, Inc., and Subsidiaries

outstanding ranged from 0.35 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. At March 31, 2010, the net book value of the related aircraft was approximately $4.2 billion. Borrowings with respect to these facilities are included in ILFC's notes and bonds payable in the table below.

    Under its current long-term debt ratings, ILFC needs written consent from the security trustee of its 2004 ECA Facility before it can fund Airbus aircraft deliveries under the facility. As of April 30, 2010, ILFC had approximately $500 million available under the 2004 ECA Facility to finance its Airbus aircraft purchases through June 2010. ILFC refinanced five aircraft under the 2004 ECA Facility during the first three months of 2010. ILFC's current credit ratings also require (i) the segregation of security deposits, maintenance reserves and rental payments received for aircraft funded under both its 1999 and 2004 ECA Facilities into separate accounts, controlled by the trustees of the 1999 and 2004 ECA Facilities; and (ii) the filings of individual mortgages on the aircraft funded under the facility in the respective local jurisdictions in which the aircraft is registered. At March 31, 2010, ILFC had segregated security deposits, maintenance reserves and rental payments aggregating $350 million related to such aircraft. Segregated rental payments are used to pay principal and interest on the ECA facilities as they become due.

    During the three months ended March 31, 2010, ILFC entered into agreements to cross-collateralize the two ECA Facilities. In conjunction with the agreement, ILFC agreed to an acceleration event, which would accelerate all debt related to aircraft funded during 2010 if, among other things, ILFC were to sell aircraft with an aggregate book value exceeding an agreed upon amount, currently approximately $10.8 billion, within a period starting from the date of the agreement until December 31, 2012.

ILFC Bank Financings

    At March 31, 2010, the total funded amount of ILFC's bank financings was $5.0 billion, which includes $4.5 billion of revolving credit facilities. The fundings mature through February 2012. The interest rates are LIBOR-based, with spreads ranging from 0.25 percent to 0.40 percent. At March 31, 2010, the interest rates ranged from 0.56 percent to 0.90 percent. AIG does not guarantee any of the debt obligations of ILFC.

    Subsequent to March 31, 2010, ILFC amended covenants under its revolving credit facilities and term loans to increase its capacity to enter into secured financings from 12.5 percent to 35 percent of its consolidated tangible net assets, as defined in its credit facility agreement, which assets approximated $15.0 billion at March 31, 2010 (subject to certain prepayment requirements). In conjunction with the amendment, ILFC (i) extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012 (subject to the satisfaction of certain collateralization milestones), with the loan secured by aircraft with an initial loan-to-value ratio of 75 percent, and increased the interest rate by 1.5 percent; (ii) pre-paid $410 million of bank term debt with original maturity dates through 2012; and, (iii) increased the interest rate by 1.5 percent on $75 million principal amount of bank term debt.

AIGFP

    Prior to September 2008, AIGFP had historically funded its operations through the issuance of notes and bonds, GIA borrowings, other structured financing transactions and repurchase agreements.

    On April 26, 2010, an aggregate of $2.3 billion of commercial paper of Curzon Funding LLC and Nightingale Finance LLC outstanding under the CPFF was repaid through an increase in borrowings under the FRBNY Credit Facility. AIGFP continues to rely on AIG Parent to meet most of its liquidity needs.

American International Group, Inc., and Subsidiaries

The following table presents a rollforward of the amount of collateral posted by AIGFP:

	Collateral Posted as of December 31, 2009	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of March 31, 2010
Three Months Ended March 31, 2010
(in millions)

Collateralized GIAs and other borrowings	$6,129	$112	$217	$6,024
Super senior CDS portfolio	4,590	60	198	4,452
All other derivatives	5,217	450	1,414	4,253

Total	$15,936	$622	$1,829	$14,729

AIGFP Wind-down

    AIGFP has continued unwinding its businesses and portfolios. During 2010, AIGFP reduced the notional amount of its derivative portfolio by 20 percent, from $940.7 billion at December 31, 2009 to $755.4 billion at March 31, 2010. AIGFP reduced the number of its outstanding trade positions by approximately 1,800, from approximately 16,100 at December 31, 2009 to approximately 14,300 at March 31, 2010. In connection with these activities, AIGFP has disaggregated its portfolio of existing transactions into a number of separate "books" and has developed a plan for addressing each book, including assessing each book's risks, risk mitigation options, monitoring metrics and certain implications of various potential outcomes. Each plan has been reviewed by a steering committee whose membership includes senior executives of AIG. The plans are subject to change as efforts progress and as conditions in the financial markets evolve, and they contemplate, depending on the book in question, alternative strategies, including sales, assignments or other transfers of positions, terminations of positions, and/or run-offs of positions in accordance with existing terms. Execution of these plans is overseen by a transaction approval process involving senior members of AIGFP's and AIG's respective management groups as specific actions entail greater liquidity and financial consequences. Successful execution of these plans is subject, to varying degrees depending on the transactions of a given book, to market conditions and, in many circumstances, counterparty negotiation and agreement.

    In connection with the wind-down, certain assets were sold. The proceeds from these sales have been used to fund AIGFP's wind-down and are not included in the amounts described above under AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due. The FRBNY waived the requirement under the FRBNY Credit Agreement that the proceeds of these specific sales be applied as a mandatory prepayment under the FRBNY Credit Facility, which would have resulted in a permanent reduction of the FRBNY's commitment to lend to AIG. Instead, the FRBNY has given AIGFP permission to retain the proceeds of these completed sales, and has required that such proceeds received from certain future sales be used to voluntarily prepay the FRBNY Credit Facility, with the amounts prepaid available for future reborrowing subject to the terms of the FRBNY Credit Facility. AIGFP is also opportunistically terminating contracts. As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. AIGFP has already reduced the size of certain portions of its portfolio, including effecting a substantial reduction in credit derivative transactions in respect of multi-sector collateralized debt obligations (CDOs) in connection with Maiden Lane III LLC (ML III), a sale of its commodity index business, termination and sale of its activities as a foreign exchange prime broker, and sale and other disposition of its energy/infrastructure investment portfolio. Due to the long-term duration of AIGFP's derivative contracts and the complexity of AIGFP's portfolio, AIG expects that an orderly wind-down of AIGFP's businesses and portfolios will take a substantial period of time. The cost of executing the wind-down will depend on many factors, many of which are not within AIG's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades. In addition, the Determination Memoranda issued by the Special Master for TARP Executive Compensation place significant new restrictions on the compensation of AIGFP employees included in the five executives named in AIG's Proxy Statement and the next twenty highest paid employees of AIG (Top 25) and AIG's next 75 most highly compensated employees and executive officers

American International Group, Inc., and Subsidiaries

(together, the Top 100) and may impair AIGFP's ability to retain these employees, and consequently negatively impact the wind-down of AIGFP's businesses and portfolios.

AGF

    Prior to September 2008, AGF's traditional source of liquidity had been collections of customer receivables and borrowings in the public markets.

    AGF anticipates that its primary sources of funds to support its operations and repay its obligations will be customer receivable collections, additional on-balance sheet securitizations, portfolio sales and other borrowings. In order to improve cash flow from operations, AGF has significantly limited its lending activities and aggressively managed its expenses. Since year end 2009, AGF has continued to manage its liquidity with proceeds of more than $500 million from a real estate loan securitization in March 2010 and the execution and full drawdown of a $3.0 billion five-year secured term loan in April 2010. In addition, AIG is exploring other strategic alternatives for AGF, including a potential sale of a majority interest. AIG made an $11 million capital contribution to AGF (through AIG Capital Corporation) during the first three months of 2010. In March 2010, AGF repaid the $2.45 billion one-year term loans and in April 2010, AGF repaid the $2.125 billion revolving credit facility, both prior to their due dates in July 2010. AIG manages its liquidity on a consolidated basis, which may include making or receiving short-term loans with AGF.

AGF Notes and Bonds Payable

    As of March 31, 2010, notes and bonds payable aggregating $16.9 billion were outstanding with maturity dates ranging from 2010 to 2031 at interest rates ranging from 0.51 percent to 9.00 percent. To the extent considered appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds. AIG does not guarantee any of the debt obligations of AGF.

AIGCFG

    AIG believes that the funding needs of AIGCFG have stabilized, as AIGCFG has been able to retain a significant portion of customer deposits, but it is possible that renewed customer and counterparty concerns could increase AIGCFG's liquidity needs in 2010.

American International Group, Inc., and Subsidiaries

Debt

The following table provides the rollforward of AIG's total debt outstanding:

Three Months Ended March 31, 2010 (in millions)	Balance at December 31, 2009	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Non-Cash Changes(a)	Activity of Discontinued Operations	Reclassified to Liabilities of Businesses Held for Sale	Balance at March 31, 2010

Debt issued by AIG:
FRBNY Credit Facility	$23,435	$8,300	$(4,551)	$-	$216	$-	$-	$27,400
Notes and bonds payable	10,419	-	(850)	(109)	(3)	-	-	9,457
Junior subordinated debt	12,001	-	-	(302)	-	-	-	11,699
Junior subordinated debt attributable to equity units	5,880	-	-	-	-	-	-	5,880
Loans and mortgages payable	438	-	-	(11)	-	-	-	427
MIP matched notes and bonds payable	13,371	-	(500)	(152)	(77)	-	-	12,642
Series AIGFP matched notes and bonds payable	3,913	-	(48)	-	3	-	-	3,868

Total AIG debt	69,457	8,300	(5,949)	(574)	139	-	-	71,373

Debt guaranteed by AIG:
AIGFP, at fair value(b):
FRBNY commercial paper funding facility	2,742	2,272	(3,837)	-	1,108	-	-	2,285
GIAs	8,257	100	(295)	-	291	-	-	8,353
Notes and bonds payable	2,029	12	(162)	-	37	-	-	1,916
Loans and mortgages payable	1,022	18	(162)	-	(53)	-	-	825
Hybrid financial instrument liabilities	1,887	-	(34)	-	(147)	-	-	1,706

Total AIGFP debt	15,937	2,402	(4,490)	-	1,236	-	-	15,085

AIG Funding – FRBNY
commercial paper funding facility	1,997	-	(2,000)	-	3	-	-	-

AIGLH notes and bonds payable	798	-	-	-	-	-	-	798

Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

Total debt issued or guaranteed by AIG	89,528	10,702	(12,439)	(574)	1,378	-	-	88,595

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facilities, bank financings and other secured financings(c)	25,174	3,407	(740)	(131)	1	-	-	27,711
Junior subordinated debt	999	-	-	-	-	-	-	999

Total ILFC debt	26,173	3,407	(740)	(131)	1	-	-	28,710

AGF:
Notes and bonds payable(d)	19,770	501	(3,292)	(61)	16	-	-	16,934
Junior subordinated debt	349	-	-	-	-	-	-	349

Total AGF debt	20,119	501	(3,292)	(61)	16	-	-	17,283

AIGCFG loans and mortgages payable	216	62	(62)	(8)	(140)	-	-	68

Other subsidiaries	295	14	(4)	(4)	164	-	(7)	458

Total debt of consolidated investments(e)	5,141	55	(1,063)	(14)	834	(63)	(575)	4,315

Total debt not guaranteed by AIG	51,944	4,039	(5,161)	(218)	875	(63)	(582)	50,834

Total debt:
Total long-term debt	136,733	12,469	(11,763)	(792)	1,142	(63)	(582)	137,144
FRBNY commercial paper funding facility	4,739	2,272	(5,837)	-	1,111	-	-	2,285

Total debt	$141,472	$14,741	$(17,600)	$(792)	$2,253	$(63)	$(582)	$139,429

(a)
FRBNY Credit Facility reflects $216 million of accrued compounding interest and fees. Other subsidiaries include $164 million of debt assumed on the acquisition of Fuji. AIGFP FRBNY commercial paper funding facility, which was repaid on April 26, 2010, includes the consolidation of Nightingale during the first quarter of 2010.

(b)
Includes increases of $690 million in the fair value of AIGFP debt.

(c)
Includes $410 million of bank debt that ILFC has prepaid in April 2010 and $126 million of secured financings that are non-recourse to ILFC.

(d)
Includes $2.125 billion that AGF repaid in April 2010 on a revolving credit facility prior to its July 2010 maturity date.

(e)
Includes debt of consolidated investments held through AIG Global Real Estate Investment of $3.8 billion, AIG Credit of $363 million and SunAmerica of $123 million at March 31, 2010.

American International Group, Inc., and Subsidiaries

The following table summarizes maturities of long-term debt, excluding borrowings of consolidated investments:

			Year Ending
At March 31, 2010		Remainder of 2010
(in millions)	Total		2011	2012	2013	2014	2015	Thereafter

AIG:
FRBNY Credit Facility	$27,400	$-	$-	$-	$27,400	$-	$-	$-
Notes and bonds payable	9,457	500	543	27	998	-	998	6,391
Junior subordinated debt	11,699	-	-	-	-	-	-	11,699
Junior subordinated debt attributable to equity units	5,880	-	-	-	-	-	-	5,880
Loans and mortgages payable	427	-	-	-	358	-	2	67
MIP matched notes and bonds payable	12,642	1,664	3,090	2,138	856	436	363	4,095
Series AIGFP matched notes and bonds payable	3,868	-	27	56	3	-	-	3,782

Total AIG	71,373	2,164	3,660	2,221	29,615	436	1,363	31,914

AIGFP, at fair value:
GIAs	8,353	791	272	268	303	670	570	5,479
Notes and bonds payable	1,916	100	171	707	5	67	113	753
Loans and mortgages payable	825	39	222	192	81	140	-	151
Hybrid financial instrument liabilities	1,706	209	276	96	161	57	178	729

Total AIGFP	12,800	1,139	941	1,263	550	934	861	7,112

AIGLH notes and bonds payable	798	500	-	-	-	-	-	298

Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

ILFC(a):
Notes and bonds payable	18,234	3,558	4,560	3,571	3,542	1,041	1,011	951
Junior subordinated debt	999	-	-	-	-	-	-	999
ECA Facilities(b)	3,021	373	443	414	414	409	321	647
Bank financings and other secured financings(c)	6,456	2,058	2,849	165	16	37	760	571

Total ILFC	28,710	5,989	7,852	4,150	3,972	1,487	2,092	3,168

AGF(a):
Notes and bonds payable(d)	16,934	3,666	3,436	2,379	2,339	595	855	3,664
Junior subordinated debt	349	-	-	-	-	-	-	349

Total AGF	17,283	3,666	3,436	2,379	2,339	595	855	4,013

AIGCFG Loans and mortgages payable(a)	68	32	13	9	8	4	2	-
Other subsidiaries(a)	458	5	8	7	5	8	19	406

Total	$132,829	$13,495	$15,910	$10,029	$36,489	$3,464	$5,192	$48,250

(a)
AIG does not guarantee these borrowings.

(b)
Reflects future minimum payment for ILFC's borrowings under the 1999 and 2004 ECA Facilities.

(c)
Includes $126 million of secured financings that are non-recourse to ILFC. On April 16, 2010, ILFC extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012 (subject to the satisfaction of certain collateralization milestones). Includes $410 million of bank debt that ILFC prepaid in April 2010.

(d)
Includes $2.125 billion that AGF repaid in April 2010 on a revolving credit facility prior to its July 2010 maturity date.

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 30, 2010. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the

American International Group, Inc., and Subsidiaries

generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt			Senior Long-Term Debt
	Moody's	S&P	Fitch	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)(d)	A-1 (1st of 8)	F1 (1st of 5)	A3 (3rd of 9)(d)	A- (3rd of 8)(d)	BBB (4th of 9)(e)
AIG Financial Products Corp.(f)	P-1(d)	A-1	-	A3(d)	A-(d)	-
AIG Funding, Inc.(f)	P-1(d)	A-1	F1	-	-	-
ILFC	Not prime(d)	-	-	B1 (6th of 9)(d)	BBB- (4th of 8)(g)	BB (5th of 9)(e)
American General Finance Corporation	Not prime(d)	C (5th of 8)	-	B2 (6th of 9)(d)	B (6th of 8)(d)	B- (6th of 9)(d)
American General Finance, Inc.	Not prime	C (5th of 8)	-	-	-	B- (6th of 9)(d)

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

    The actual amount of collateral that AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. For a discussion of the effect of a downgrade in AIG's credit ratings on AIGFP's financial derivative transactions, see Item 1A. Risk Factors in the 2009 Annual Report on Form 10-K and Note 8 to the Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

 Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
At March 31, 2010 (in millions)	Total Payments	Remainder of 2010	2011 - 2012	2013 - 2014	2015	Thereafter

Borrowings(a)	$105,429	$13,495	$25,939	$12,553	$5,192	$48,250
FRBNY Credit Facility	27,400	-	-	27,400	-	-
Interest payments on borrowings	62,116	3,635	8,865	10,436	3,119	36,061
Loss reserves(b)	86,489	15,049	25,774	14,357	4,670	26,639
Insurance and investment contract liabilities(c)	670,735	19,514	41,449	47,608	21,710	540,454
GIC liabilities(d)	8,828	220	2,530	2,463	263	3,352
Aircraft purchase commitments	13,745	243	887	2,926	1,568	8,121
Other long-term obligations(e)	578	209	187	63	4	115

Total(f)(g)	$975,320	$52,365	$105,631	$117,806	$36,526	$662,992

(a)
Excludes borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value.

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

(f)
Does not reflect unrecognized tax benefits of $4.6 billion, the timing of which is uncertain.

(g)
The majority of AIGFP's credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At March 31, 2010, the fair value derivative liability was $4.3 billion relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, AIGFP has posted collateral of $3.7 billion with respect to these swaps (prior to offsets for other transactions).

    The repayment of long-term debt maturities, net borrowings under the FRBNY Credit Facility, and interest payments on borrowings by AIG and its subsidiaries are expected to be made through the disposition of assets, future cash flows from operations, cash flows generated from invested assets, future debt issuance and other financing arrangements, as more fully described in AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due above.

    Loss reserves relate primarily to General Insurance business. Management believes that adequate financial resources are maintained by the individual General Insurance subsidiaries to meet the actual required payments under these obligations. These subsidiaries maintain substantial liquidity in the form of cash and short-term investments and investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein). Generally, these assets are not transferable across various legal entities; however, management believes there are generally sufficient resources within those legal entities such that they can meet their individual needs.

American International Group, Inc., and Subsidiaries

    Insurance and investment contract liabilities, and GIC liabilities, relate primarily to Life Insurance and Retirement Services business. Management believes that adequate financial resources are maintained by individual Life Insurance and Retirement Services subsidiaries to meet the actual required payments under these obligations. These subsidiaries maintain substantial liquidity in the form of cash and short-term investments and investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein). Generally, these assets are not transferable across various legal entities; however, management believes there are generally sufficient resources within those legal entities such that they can meet their individual needs.

    At March 31, 2010, ILFC has committed to purchase 120 new aircraft deliverable from 2010 through 2019, at an estimated aggregate purchase price of $13.7 billion. See Note 9 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

At March 31, 2010		Amount of Commitment Expiration
(in millions)	Total Amounts Committed	Remainder of 2010	2011 - 2012	2013 - 2014	2015	Thereafter

Guarantees:
Liquidity facilities(a)	$856	$-	$755	$-	$-	$101
Standby letters of credit	1,263	1,094	28	18	-	123
Construction guarantees(b)	92	2	21	-	-	69
Guarantees of indebtedness	213	-	-	-	-	213
All other guarantees(c)	813	32	178	159	243	201
Commitments:
Investment commitments(d)	6,239	1,710	2,056	1,398	241	834
Commitments to extend credit	179	50	97	28	2	2
Letters of credit	245	161	84	-	-	-
Other commercial commitments(e)	767	10	-	-	-	757

Total(f)	$10,667	$3,059	$3,219	$1,603	$486	$2,300

(a)
Primarily liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)
Primarily SunAmerica construction guarantees connected to affordable housing investments.

(c)
Excludes potential amounts attributable to indemnifications included in asset sales agreements.

(d)
Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in limited partnerships and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated in the table above based on the expected life cycle of the related fund, consistent with past trends of requirements for funding. Investors under these commitments are primarily insurance and real estate businesses.

(e)
Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The remaining pension contribution for 2010 is expected to be approximately $97 million for U.S. and non-U.S. plans.

(f)
Does not include guarantees or other support arrangements among AIG consolidated entities.

    The fair value of securities transferred under repurchase agreements accounted for as sales was $2.1 billion and $2.3 billion at March 31, 2010 and December 31, 2009, respectively, and the related cash collateral obtained was $1.7 billion and $1.5 billion at March 31, 2010 and December 31, 2009, respectively.

    See Note 16 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K for discussion on restrictions on payments of dividends.

American International Group, Inc., and Subsidiaries

Arrangements with Variable Interest Entities

    While AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business, AIG's involvement with VIEs is primarily as a passive investor in debt securities (rated and unrated) and equity interests issued by VIEs. AIG consolidates a VIE when it is the primary beneficiary of the entity. For a further discussion of AIG's involvement with VIEs, see Notes 1 and 7 to the Consolidated Financial Statements.

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

    The following discussion of consolidated and segment results represent comparisons of the three-month period ended March 31, 2010 compared to the three-month period March 31, 2009.

Consolidated Results

The following table presents AIG's condensed consolidated results of operations:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Revenues:
Premiums and other considerations	$10,067	$12,841	(22)%
Net investment income	4,836	915	429
Net realized capital losses	(548)	(2,774)	-
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	119	(452)	-
Other income	1,856	2,785	(33)

Total revenues	16,330	13,315	23

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,519	11,353	(25)
Policy acquisition and other insurance expenses	3,262	3,576	(9)
Interest expense	1,734	2,587	(33)
Restructuring expenses and related asset impairment and other expenses	110	338	(67)
Net (gain) loss on sale of divested businesses	77	(262)	-
Other expenses	1,793	2,239	(20)

Total benefits, claims and expenses	15,495	19,831	(22)

Income (loss) from continuing operations before income tax benefit	835	(6,516)	-
Income tax benefit	(91)	(1,303)	-

Income (loss) from continuing operations	926	(5,213)	-
Income (loss) from discontinued operations, net of income tax expense (benefit)	1,173	80	-

Net income (loss)	2,099	(5,133)	-

Less: Net income (loss) attributable to noncontrolling interests	648	(780)	-

Net income (loss) attributable to AIG	$1,451	$(4,353)	-%

American International Group, Inc., and Subsidiaries

 Premiums and Other Considerations

    Premiums and other considerations decreased due to:

  •
  a reduction of $1.9 billion in 2010 from dispositions during 2009, including the sales of HSB Group, Inc. (HSB) and 21st Century Insurance Group (21st Century), and the deconsolidation of Transatlantic; and

  •
  a decline in Commercial Insurance net premiums earned due to the continued unfavorable pricing environment and weak economy. The decline also reflects price discipline in workers' compensation and capital management initiatives.

Net Investment Income

The following table summarizes the components of consolidated Net investment income:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Fixed maturities, including short-term investments	$3,186	$3,630	(12)%
Maiden Lane interests	911	(2,194)	-
Equity securities	40	68	(41)
Interest on mortgage and other loans	104	124	(16)
Partnerships	388	(787)	-
Mutual funds	16	(27)	-
Real estate	222	226	(2)
Other investments	7	87	(92)

Total investment income before policyholder income and trading gains (losses)	4,874	1,127	332
Policyholder investment income and trading losses	5	(35)	-

Total investment income	4,879	1,092	347
Investment expenses	43	177	(76)

Net investment income	$4,836	$915	429%

    Net investment income increased primarily due to:

  •
  a gain of $751 million in 2010 associated with the change in fair value of AIG's interest in ML III and a gain of $160 million in 2010 associated with the change in fair value of ML II compared to losses of $2.2 billion in 2009. This improvement was due to favorable valuation changes, primarily resulting from:

  •
  the shortening of the weighted average lives;

  •
  the narrowing of credit spreads; and

  •
  the improvement in credit quality of the underlying collateral securities.

  •
  increased income from partnership investments in 2010 compared to losses in 2009, reflecting stronger market conditions in 2010.

    These increases were partially offset by:

  •
  lower levels of invested assets, including the effect of divested businesses; and

  •
  lower returns as a result of increased levels of short-term investments that were held for liquidity purposes.

American International Group, Inc., and Subsidiaries

 Net Realized Capital Gains (Losses)

Three Months Ended March 31, (in millions)	2010	2009

Sales of fixed maturity securities	$295	$-
Sales of equity securities	110	(57)
Sales of real estate and loans	(9)	(29)
Other-than-temporary impairments:
Severity	(51)	(1,610)
Change in intent	(28)	(700)
Foreign currency declines	(32)	(78)
Issuer-specific credit events	(963)	(1,120)
Adverse projected cash flows on structured securities	-	(141)
Provision for loan losses	(123)	-
Foreign exchange transactions	645	272
Derivative instruments	(460)	964
Other	68	(275)

Total	$(548)	$(2,774)

    Net realized capital losses decreased primarily due to the following:

  •
  lower other-than-temporary impairment charges for the three-month period ended March 31, 2009 included non-credit impairments (i.e. severity losses) that are no longer required for fixed maturity securities due to the adoption of the new other-than-temporary impairments accounting standard commencing in the second quarter of 2009. See Note 6 to the Consolidated Financial Statements; and Investments — Other-Than-Temporary Impairments;

  •
  gains on sales of fixed maturity and equity securities in the current year reflecting improvement in the credit markets; and

  •
  increased foreign exchange transaction gains.

    Partially offsetting the above items were losses on derivative instruments not qualifying for hedge accounting treatment compared to gains in the year-ago period due primarily to the tightening of credit spreads.

Unrealized Market Valuation Gains (Losses) on AIGFP Super Senior Credit Default Swap Portfolio

    AIG recognized unrealized market valuation gains related to AIGFP's super senior credit default swap portfolio in 2010 compared to losses in 2009 due to the improvement in market conditions as well as the narrowing of corporate credit spreads.

    See Segment Results — Financial Services Operations — Financial Services Results — Capital Markets Results and Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities and Note 5 to the Consolidated Financial Statements.

Other Income

    Other income decreased due to:

  •
  a decline of $1.6 billion in net credit valuation adjustment gains on AIGFP's assets and liabilities which are measured at fair value, excluding gains and losses which are reflected in Unrealized gains (losses) on AIGFP's super senior credit default swap portfolio, partially offset by reduced losses from Capital Markets from lower unwind costs and lower unrealized market valuation losses; and

American International Group, Inc., and Subsidiaries

  •
  lower aircraft leasing revenues resulting from ILFC aircraft asset impairment charges of $347 million with respect to aircraft which will be sold subsequent to March 31, 2010, and operating lease related charges totaling $84 million related to those aircraft for the three-month period ended March 31, 2010.

Policyholder Benefits and Claims Incurred

    Policyholder benefits and claims incurred decreased due to:

  •
  a reduction of $1.3 billion as a result of dispositions in 2009, including the sales of HSB and 21st Century, and the deconsolidation of Transatlantic;

  •
  lower production levels for General Insurance and Domestic Life & Retirement Services; and

  •
  a decrease in claims and claims adjustment expense for Mortgage Guaranty operations of $794 million primarily due to lower levels of newly reported delinquencies and higher cure rates on existing first-lien delinquent loans and the recognition of stop loss limits on certain second-lien policies.

    Partially offsetting the items above were catastrophe losses for General Insurance in 2010 totaling $481 million primarily related to the Chile earthquake, U.S. wind storms and Madeira (Portugal) floods.

Policy Acquisition and Other Insurance Expenses

    Policy acquisition and other insurance expenses decreased primarily due a reduction of $580 million as a result of dispositions during 2009, including the sales of HSB, 21st Century and the deconsolidation of Transatlantic, partially offset by the effects of $222 million of amortization of a premium deficiency reserve by UGC in 2009.

Interest Expense

    Interest expense decreased primarily due to lower interest expense on the FRBNY Credit Facility. Interest expense on the FRBNY Credit Facility benefited from a reduced interest rate of 3.25 percent in 2010 compared to 6.5 percent in 2009 as well as a lower outstanding balance of $27.4 billion at March 31, 2010 compared to $47.4 billion at March 31, 2009. Interest expense on the FRBNY Credit Facility was $650 million in 2010 compared to $1.3 billion in 2009. Interest expense in 2010 included $521 million of amortization of the prepaid commitment fee asset associated with the FRBNY Credit Facility compared to $705 million in 2009.

Restructuring Expenses and Related Asset Impairment and Other Expenses

    Restructuring expenses decreased in 2010 reflecting progress made under the restructuring plan and asset disposition initiatives. See Note 11 to the Consolidated Financial Statements for additional discussion regarding restructuring and separation expenses.

Net (gain) loss on Sale of Divested Businesses

    Net gain (loss) on sale of divested businesses includes the net gain (loss) on the sale of divested businesses that did not qualify as discontinued operations. In 2009, included a gain of $251 million from the sale of HSB. See Segment Results — Other Operations — Other Results herein for further information.

Other Expenses

    Other expenses decreased primarily due to lower compensation-related costs for the noncore Asset Management businesses reflecting the effect of the deconsolidation of certain portfolio investments, as well as a decline in Consumer Finance provision for loan losses of $226 million.

Income Tax Benefits

    For the three-month period ended March 31, 2010, the effective tax rate on the pre-tax income from continuing operations was (10.9) percent and the effective tax rate on the pre-tax income included in discontinued operations

American International Group, Inc., and Subsidiaries

was (13.2) percent. The effective tax rate was negative because AIG recorded a tax benefit on pre-tax income. The tax benefit was primarily due to decreases in the deferred tax asset valuation allowance of $82 million related to certain subsidiaries that file separate income tax returns, $140 million which principally offsets the tax expense related to the pre-tax income from continuing operations earned during the quarter, and $665 million related to changes in value of subsidiaries to be sold and included in discontinued operations.

    The effective tax rate on the pre-tax loss from continuing operations for the three-month period ended March 31, 2009 was 20.0 percent. The effective tax rate was lower than the statutory rate due primarily to a $1.6 billion increase in the deferred tax asset valuation allowance against a portion of AIG's net deferred tax asset, partially offset by $632 million of deferred tax benefits mainly attributable to the book to tax basis differences of AIG Parent's investment in subsidiaries and other discrete period items.

    At March 31, 2010 AIG's net deferred tax asset was comprised of $8.3 billion of net deferred tax asset related to its U.S. consolidated income tax group (net of $19.6 billion valuation allowance) and $0.1 billion of net deferred tax liability related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. AIG assesses its ability to realize the deferred tax asset based on AIG's ability to generate sufficient earnings from transactions expected to be completed in the near future and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset. This assessment does not depend on projected future operating income.

    In any interim period, the U.S. consolidated income tax group may generate income or loss. To the extent that any operating income is generated, the related tax expense may be offset by a reduction in the valuation allowance. Conversely, any tax benefits arising from operating losses may be offset by an additional valuation allowance to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Any reduction of the valuation allowance will be allocated to continuing operations, discontinued operations and components of shareholder's equity based on the intraperiod tax allocation rules. AIG's foreign subsidiaries and U.S. subsidiaries filing separate returns will continue to recognize tax expense and tax benefits, based on their income or loss, which will be reflected in AIG's consolidated provision.

    See Critical Accounting Estimates — Valuation Allowance on Deferred Tax Assets and Note 14 to the Consolidated Financial Statements.

Discontinued Operations

Total revenues and pre-tax income (loss) for entities reported as discontinued operations were as follows:

				Pre-tax Income (Loss)
	Total Revenues		Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
Three Months Ended March 31, (in millions)
	2010	2009		2010	2009

AIA	$3,175	$2,787	14%	$658	$390	69%
ALICO	3,522	2,461	43	543	175	210
Nan Shan	2,143	1,638	31	18	(158)	-
Interest allocation*	-	-	-	(183)	(258)	-

Total	$8,840	$6,886	28%	$1,036	$149	-%

*
Represents interest expense, including periodic amortization of the prepaid commitment fee asset, on debt to be assumed by the buyers of AIA and ALICO and on the estimated portion of the FRBNY Credit Facility required to be repaid as a result of the disposition transactions.

 American International Assurance Company, Ltd.

    AIA total revenues for the first quarter of 2010 increased over the same period last year reflecting increased business growth, higher net investment income, realized capital gains and the positive effect of foreign exchange. Premiums and other considerations increased 7 percent to $2.4 billion from continued strength in new and renewal business. Net investment income increased 27 percent to $0.7 billion as higher investment yields and

American International Group, Inc., and Subsidiaries

growth in assets under management offset higher net investment losses related to policyholder investment income and trading gains (losses) which are offset in policyholder benefits and claims incurred. In the first quarter of 2010 AIA reported net realized capital gains of $107 million compared to $25 million in the same period last year. The improvement in net realized capital gains was due to lower impairment charges and equity gains realized in 2010.

    Pre-tax income increased significantly over last year largely due to growth in business, higher realized capital gains, higher investment returns, and the positive effect of foreign exchange.

American Life Insurance Company

    ALICO total revenues for the first quarter of 2010 increased over the same period last year reflecting increased business growth, higher net investment income and lower net realized capital losses. Premiums and other considerations increased 7 percent to $2.5 billion from continued strength in new and renewal business. Net investment income more than doubled from last year to $1.1 billion due to net investment income related to policyholder investment income and trading gains (losses) of $292 million in 2010 compared to a net investment loss related to policyholder investment income and trading gains (losses) of $239 million in 2009, as well as fair value gains on trading account assets in the U.K. Net investment income related to policyholder investment income and trading gains (losses) is offset in policyholder benefits and claims incurred. Realized capital losses declined in the first quarter of 2010 compared to the prior year primarily due to lower other-than-temporary impairment charges.

    Pre-tax income increased significantly over last year largely due to lower realized capital losses and higher investment returns from trading gains in 2010 compared to trading losses in 2009. In addition, 2009 included a DAC benefit related to net realized capital losses of $232 million which more than offset the negative effect of market volatility on Japan annuity and investment-linked products.

Nan Shan Life Insurance Company

    Nan Shan total revenues increased over the same period last year primarily due to net realized capital gains of $74 million in 2010 compared to net realized capital losses of $243 million in 2009, growth in business and the favorable effect of foreign exchange. Net realized capital gains in 2010 were driven mainly by realized capital gains on equity securities which more than offset impairment and derivative losses. The net realized capital losses in 2009 were comprised primarily of losses on derivatives hedging currency risk and other-than-temporary impairment charges.

    Nan Shan reported pre-tax income in 2010 compared to a loss in 2009 primarily due to the realized capital gains which offset the effect of increased negative interest rate spreads.

    Net income from discontinued operations also reflects a partial release of a valuation allowance attributable to an increase in estimated value to be realized on the expected sales of AIA and ALICO, which are classified as discontinued operations. See Note 14 to the Consolidated Financial Statements.

    See Note 3 to the Consolidated Financial Statements.

Segment Results

    AIG believes it should present and discuss its financial information in a manner most meaningful to its financial statement users. In managing its businesses, AIG analyzes the operating performance of each business based on pre-tax income (loss), excluding net realized capital gains (losses), results from discontinued operations and net gains (losses) on sales of divested businesses, because AIG believes that this permits better assessment and enhances understanding of the operating performance of each business by highlighting the results from ongoing operations and the underlying profitability of its businesses. When such measures are disclosed, reconciliations to GAAP pre-tax income are provided.

American International Group, Inc., and Subsidiaries

The following table summarizes the operations of each reportable segment. (See also Note 2 to the Consolidated Financial Statements.)

Three Months Ended March 31, (in millions)	2010	2009

Total revenues:
General Insurance	$8,849	$8,099
Domestic Life Insurance & Retirement Services	3,226	1,703
Foreign Life Insurance & Retirement Services	1,075	763
Financial Services	1,508	1,265
Other	2,062	2,180
Consolidation and eliminations	(390)	(695)

Total	16,330	13,315

Pre-tax income (loss) :
General Insurance	1,016	102
Domestic Life Insurance & Retirement Services	327	(1,827)
Foreign Life Insurance & Retirement Services	85	(128)
Financial Services	(439)	(1,130)
Other	(294)	(3,444)
Consolidation and eliminations	140	(89)

Total	$835	$(6,516)

General Insurance Operations

    AIG's General Insurance subsidiaries, branded as Chartis in 2009, are multiple line companies writing substantially all lines of property and casualty insurance both domestically and abroad.

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

American International Group, Inc., and Subsidiaries

 General Insurance Results

The following table presents General Insurance results:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Underwriting results:
Net premiums written	$7,644	$7,727	(1)%
Decrease (increase) in unearned premiums	(3)	545	-

Net premiums earned	7,641	8,272	(8)
Claims and claims adjustment expenses incurred	5,459	5,787	(6)
Change in deferred acquisition costs	(18)	5	-
Other underwriting expenses	2,392	2,205	8

Underwriting profit (loss)	(192)	275	-

Net investment income	1,071	435	146
Net realized capital gains (losses)	137	(608)	-

Pre-tax income	$1,016	$102	-%

General Insurance Underwriting Results

    In managing its general insurance businesses, AIG analyzes the operating performance of its businesses using underwriting profit. Underwriting profit is derived by reducing net premiums earned by claims and claims adjustment expenses incurred and underwriting expenses, including the change in deferred acquisition costs.

    AIG, along with most property and casualty insurance companies, uses the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. The loss ratio is the sum of claims and claims adjustment expenses divided by net premiums earned. The expense ratio is underwriting expenses divided by net premiums earned. These ratios are relative measurements that describe, for every $100 of net premiums earned, the cost of claims and expenses, respectively. A combined ratio of less than 100 indicates an underwriting profit and over 100 indicates an underwriting loss.

    Net premiums written are initially deferred and earned based upon the terms of the underlying policies. The net unearned premium reserve constitutes deferred revenues which are generally earned ratably over the policy period.

    The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct effect on pricing and consequently on profitability as reflected in underwriting profit and the combined ratio.

General Insurance Net Premiums Written

    General Insurance recorded $7.6 billion in net premiums written in the first quarter of 2010, a 1 percent decrease from the first quarter of 2009. The modest decline reflects General Insurance's price discipline where market rates are unsatisfactory, including workers' compensation, strategic growth in high margin lines of business, and the favorable effect of foreign exchange. While the business continues to see increased business retention, new business submissions, and a continued stable rate environment, net premium writings continue to be affected by challenging economic conditions.

American International Group, Inc., and Subsidiaries

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on General Insurance net premiums written:

Three Months Ended March 31,	2010 vs. 2009

Decrease in original currency*	(3.8)%
Foreign exchange effect	2.7

Decrease as reported in U.S. dollars	(1.1)%

*
Computed using a constant exchange rate for each period.

General Insurance Underwriting Ratios

The following table summarizes General Insurance GAAP combined ratios:

Three Months Ended March 31,	2010	2009

Loss ratio	71.4	70.0
Expense ratio	31.1	26.7

Combined ratio	102.5	96.7

    The increase in the General Insurance combined ratio primarily resulted from the following:

•
a loss ratio for accident year 2010 recorded in 2010 which was 7.0 points higher than the loss ratio for accident year 2009. This increase is the product of higher catastrophe losses driven by a $310 million loss due to the earthquake in Chile, $119 million in losses due to two severe windstorms in the Northeastern United States and $52 million in losses due to flooding in Madeira (Portugal), in total accounting for a 6.0 point increase in the accident year loss ratio;

•
an increase of 4.4 points in the expense ratio primarily due to a decline in earned premiums and higher expenses, driven by increased pension costs and higher transition and financial remediation costs; and

•
the effects of premium rate decreases and adverse changes in loss trends.

    These increases were partially offset by favorable prior year development which amounted to $244 million for the three months ended March 31, 2010 compared to adverse development of $172 million for the three months ended March 31, 2009. The current period includes $204 million of favorable development in the Lexington businesses of Commercial Insurance, while the three months ended March 31, 2009 includes $169 million of adverse development related to the Excess Casualty business.

General Insurance Net Loss Development

    General Insurance experienced $244 million of favorable development in the three months ended March 31, 2010. This is primarily attributable to strong favorable development in Commercial Insurance's Lexington lines of business, partially offset by adverse development in Risk Finance and Reinsurance. Foreign General Insurance also experienced favorable development, primarily in its directors & officers' liability (D&O) lines.

General Insurance Investing Results and Other Income

    Net investment income for General Insurance increased primarily due to improvement in returns from partnership investments. Net realized capital gains were recognized in 2010 compared to losses in 2009 primarily due to lower other-than-temporary impairments on investments.

    See Consolidated Results for further discussion on Net investment income and Net realized capital gains (losses).

American International Group, Inc., and Subsidiaries

Commercial Insurance Results

The following table presents Commercial Insurance results:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Underwriting results:
Net premiums written	$3,787	$4,184	(9)%
Decrease in unearned premiums	775	1,043	(26)

Net premiums earned	4,562	5,227	(13)
Claims and claims adjustment expenses incurred	3,474	4,094	(15)
Change in deferred acquisition costs	129	130	(1)
Other underwriting expenses	1,070	1,024	4

Underwriting loss	(111)	(21)	-

Net investment income	844	300	181
Net realized capital losses	(3)	(503)	-

Pre-tax income (loss)	$730	$(224)	-%

Commercial Insurance Underwriting Results

Commercial Insurance Net Premiums written

The following table presents Commercial Insurance net premiums written by line of business:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

General liability/auto liability	$582	$669	(13)%
Workers' compensation	547	719	(24)
Property	418	427	(2)
A&H products	385	331	16
Management/professional liability	353	345	2
Commercial umbrella/excess	325	353	(8)
Multinational P&C	236	268	(12)
Private client group	227	210	8
Programs	158	168	(6)
Healthcare	113	158	(28)
Environmental	109	119	(8)
Aviation	32	34	(6)
Other	302	383	(21)

Total	$3,787	$4,184	(9)%

    Commercial Insurance net premiums written decreased primarily due to:

•
lower U.S. workers' compensation premiums due to declining rates, lower employment levels, increased competition and a strategy to remain price disciplined; and

•
declines in the construction, real estate and transportation lines of business, which were more negatively affected by the credit crisis compared to other lines of businesses. In addition, limited capital for new projects reduced the demand for general liability and commercial umbrella insurance.

American International Group, Inc., and Subsidiaries

Commercial Insurance Underwriting Ratios

The following table presents Commercial Insurance GAAP combined ratios:

Three Months Ended March 31,	2010	2009

Loss ratio	76.2	78.3
Expense ratio	26.3	22.1

Combined ratio	102.5	100.4

    The increase in the Commercial Insurance combined ratio primarily resulted from the following:

•
an accident year loss ratio for the three months ended March 31, 2010 that was 5.5 points higher than the accident year loss ratio for the three months ended March 31, 2009, resulting from an increase in catastrophe-related losses of $177 million attributable to the combined losses of two severe windstorms in the Northeastern US and the earthquake in Chile;

•
an increase in the expense ratio of 4.2 points due to a decline in earned premiums and higher expenses driven by increased pension costs and transition and financial remediation costs; and

•
the effects of premium rate decreases and adverse changes in loss trends.

    These increases were partially offset by a change in prior-year development. For the three month period ended March 31, 2010 Commercial Insurance recorded favorable development of $190 million compared to adverse development of $164 million in the same period of 2009. The net favorable development for 2010 includes $59 million of favorable development related to loss sensitive policies compared to $100 million of favorable development related to loss sensitive policies in the same period in 2009.

Commercial Insurance Net Loss Development

    The $190 million of favorable development in the three months ended March 31, 2010 is primarily attributable to favorable development in the Lexington lines of business, with property contributing $127 million and catastrophe excess liability contributing $40 million. Lexington's development was partially offset by $35 million of adverse development in Risk Finance and $21 million of adverse development in Reinsurance. Excess casualty and excess workers' compensation, while not contributing to the favorable development in 2010, did not experience any further adverse development.

Commercial Insurance Investing Results

    Net investment income for Commercial Insurance increased primarily due to improvement in returns from partnership investments of $463 million.

    Net realized capital losses for Commercial Insurance declined due to lower other-than-temporary impairments on investments.

    See Consolidated Results for further discussion on Net investment income and Net realized capital gains (losses).

American International Group, Inc., and Subsidiaries

Foreign General Insurance Results

The following table presents Foreign General Insurance results:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Underwriting results:
Net premiums written	$3,857	$3,543	9%
Increase in unearned premiums	(778)	(498)	-

Net premiums earned	3,079	3,045	1
Claims and claims adjustment expenses incurred	1,985	1,693	17
Change in deferred acquisition costs	(147)	(125)	-
Other underwriting expenses	1,322	1,181	12

Underwriting profit (loss)	(81)	296	-

Net investment income	227	135	68
Net realized capital gains (losses)	140	(105)	-

Pre-tax income	$286	$326	(12)%

Foreign General Insurance Underwriting Results

Foreign General Insurance Net Premiums Written

The following table presents Foreign General Insurance net premiums written by line of business:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

A&H products	$982	$937	5%
Specialty lines	781	689	13
Casualty	671	579	16
Personal lines	567	553	3
Marine & Energy	259	204	27
Lloyds	235	231	2
Property	174	165	5
Aviation	104	102	2
Other	84	83	1

Total	$3,857	$3,543	9%

    Foreign General Insurance net premiums written increased primarily due to:

•
positive effect of changes in foreign exchange rates, which contributed 6 percent to the increase; and

•
new business as global economic conditions improved.

    From a regional perspective, Europe achieved growth of 6.0 percent in its critical renewal season. In addition, positive growth of 1.6 percent in the U.K and Ireland operations contributed to the continuing upward trend in production since the third quarter of 2009 which is attributable to improved retention and strong new business submissions.

American International Group, Inc., and Subsidiaries

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Foreign General Insurance net premiums written:

Three Months Ended March 31,	2010 vs. 2009

Increase in original currency*	2.9%
Foreign exchange effect	6.0

Increase as reported in U.S. dollars	8.9%

*
Computed using a constant exchange rate for each period.

 Foreign General Insurance Underwriting Ratios

The following table presents Foreign General Insurance combined ratios:

Three Months Ended March 31,	2010	2009

Loss ratio	64.5	55.6
Expense ratio	38.2	34.7

Combined ratio	102.7	90.3

    The increase in the Foreign General Insurance combined ratio primarily resulted from the following:

•
significant catastrophe related losses in the three months ended March 31, 2010, compared to none in the three months ended March 31, 2009, contributed 9 points to the loss ratio. Catastrophe losses included $252 million due to the earthquake in Chile and $52 million due to the flooding in Madeira (Portugal); and

•
an increase in the expense ratio was primarily due to higher general operating expenses and acquisition costs.

Foreign General Insurance Net Loss Development

    Foreign General Insurance experienced $54 million of favorable development in the three months ended March 31, 2010, including $28 million of favorable development from the D&O line of business. The remainder was spread throughout the other lines of business.

Foreign General Insurance Investing Results and Other Income

    Foreign General Insurance Net investment income increased primarily due to higher partnership and mutual fund results partially offset by lower interest and dividend income.

    Foreign General Insurance recorded Net realized capital gains in 2010 due to gains in the sales of fixed maturity securities, the favorable effect of foreign exchange and lower other-than-temporary impairments on investments.

    On March 31, 2010, a subsidiary of Chartis International purchased additional voting shares in Fuji. Investment income for the three months ended March 31, 2010 includes an equity pick-up of $56 million pertaining to the minority ownership as well as a gain of $47 million reflecting remeasurement of the equity interest in Fuji held prior to the acquisition of the additional shares, offset by a $72 million charge resulting from the reversal through income of Chartis' share of Fuji's other comprehensive income. See Note 4 to the Consolidated Financial Statements for additional information.

Liability for unpaid claims and claims adjustment expense

    The following discussion on the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for the Commercial Insurance and Foreign General Insurance reporting units in

American International Group, Inc., and Subsidiaries

the General Insurance operating segment and loss reserves pertaining to divested and/or Noncore businesses, comprising the Mortgage Guaranty reporting unit reported in AIG's Other category.

The following table presents the components of the loss reserves by major lines of business on a statutory annual statement basis(a):

(in millions)	March 31, 2010	December 31, 2009

Other liability occurrence	$20,473	$20,344
International(b)	16,269	12,582
Workers' compensation	15,632	15,200
Other liability claims made	11,650	12,619
Mortgage Guaranty/Credit	5,253	5,477
Property	3,868	3,872
Auto liability	3,175	4,164
Products liability	2,338	2,414
Medical malpractice	1,757	1,672
Accident and health	1,361	1,677
Aircraft	1,172	1,388
Commercial multiple peril	1,006	1,081
Fidelity/surety	943	875
Reinsurance	130	154
Other	1,462	1,867

Total	$86,489	$85,386

(a)
Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

(b)
Includes $1.5 billion related to the acquisition of Fuji on March 31, 2010.

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

The following table classifies the components of the net liability for unpaid claims and claims adjustment expense by business unit:

(in millions)	March 31, 2010	December 31, 2009

General Insurance segment:
Commercial Insurance	$50,089	$50,498
Foreign General Insurance	13,956	12,688

Total General Insurance	64,045	63,186

Mortgage Guaranty	4,504	4,713

Total net loss reserves	$68,549	$67,899

American International Group, Inc., and Subsidiaries

Discounting of Reserves

    At March 31, 2010, net loss reserves reflect a loss reserve discount of $2.66 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. The discount is comprised of the following: $669 million — tabular discount for workers' compensation in Commercial Insurance and $1.99 billion — non-tabular discount for workers' compensation in Commercial Insurance.

Quarterly Reserving Process

    AIG believes that the net loss reserves are adequate to cover net losses and loss expenses as of March 31, 2010. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of March 31, 2010. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG's consolidated financial condition, although it could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

The following table presents the reconciliation of net loss reserves:

Three Months Ended March 31, (in millions)	2010	2009

Net liability for unpaid claims and claims adjustment expense at beginning of year	$67,899	$72,455
Foreign exchange effect	(553)	(290)
Acquisitions(a)	1,538	-
Dispositions	(25)	(287	)(b)

Losses and loss expenses incurred:(c)
Current year	5,998	7,862
Prior years, other than accretion of discount	(476)	64
Prior years, accretion of discount	86	98

Losses and loss expenses incurred	5,608	8,024

Losses and loss expenses paid(c)	5,916	7,648

Reclassified to liabilities of businesses held for sale	(2)	-

Net liability for unpaid claims and claims adjustment expense at end of period	$68,549	$72,254

(a)
Represents the acquisition of Fuji on March 31, 2010.

(b)
HSB was sold during the first quarter of 2009.

(c)
Includes amounts related to dispositions through the date of disposition.

American International Group, Inc., and Subsidiaries

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

Three Months Ended March 31, (in millions)	2010	2009

Prior Accident Year Development by Reporting Unit:
General Insurance segment:
Commercial Insurance	$(190)	$164
Foreign General Insurance	(54)	8

Total General Insurance segment	(244)	172

Noncore businesses:
Mortgage Guaranty	(232)	(94)
Other noncore insurance businesses*	-	(14)

Total Noncore businesses	(232)	(108)

Prior years, other than accretion of discount	$(476)	$64

*
Entities were sold during 2009.

	Calendar Year
Three Months Ended March 31, (in millions)
	2010	2009

Prior Accident Year Development by Accident Year:
Accident Year
2009	$(263)
2008	(116)	$(147)
2007	(58)	115
2006	(56)	(25)
2005	(35)	(83)
2004	29	5
2003 and prior	23	199

Prior years, other than accretion of discount	$(476)	$64

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each class of business, as appropriate, in the three-month period ended March 31, 2010 to determine the loss development from prior accident years for three-month period ended March 31, 2010. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

    See General Insurance Results herein for further discussion of net loss development.

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

American International Group, Inc., and Subsidiaries

    As described more fully in the 2009 Annual Report on Form 10-K, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	2010		2009
Three Months Ended March 31, (in millions)
	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,236	$1,151	$3,443	$1,200
Losses and loss expenses incurred*	1	2	27	12
Losses and loss expenses paid*	(188)	(48)	(140)	(17)

Liability for unpaid claims and claims adjustment expense at end of period	$3,049	$1,105	$3,330	$1,195

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$338	$159	$417	$194
Losses and loss expenses incurred*	-	1	3	-
Losses and loss expenses paid*	(12)	(8)	(12)	(12)

Liability for unpaid claims and claims adjustment expense at end of period	$326	$152	$408	$182

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,574	$1,310	$3,860	$1,394
Losses and loss expenses incurred*	1	3	30	12
Losses and loss expenses paid*	(200)	(56)	(152)	(29)

Liability for unpaid claims and claims adjustment expense at end of period	$3,375	$1,257	$3,738	$1,377

*
All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

	2010		2009
Three Months Ended March 31, (in millions)
	Gross	Net	Gross	Net

Asbestos	$2,016	$838	$2,246	$929
Environmental	159	63	246	93

Combined	$2,175	$901	$2,492	$1,022

The following table presents a summary of asbestos and environmental claims count activity:

	2010			2009
Three Months Ended March 31,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,417	5,994	11,411	5,780	6,674	12,454
Claims during year:
Opened	133	111	244	232	181	413
Settled	(55)	(44)	(99)	(133)	(38)	(171)
Dismissed or otherwise resolved	(287)	(1,321)	(1,608)	(178)	(289)	(467)

Claims at end of period	5,208	4,740	9,948	5,701	6,528	12,229

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at March 31, 2010 and 2009. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating

American International Group, Inc., and Subsidiaries

the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The March 31, 2010 gross asbestos survival ratio is lower than the ratio at March 31, 2009 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at March 31, 2010 by approximately 0.5 years and 1.4 years, respectively; and reduced gross and net asbestos survival ratios at March 31, 2009 by approximately 1.1 years and 2.3 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG's determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

The following table presents AIG's survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2010		2009
Three Months Ended March 31,	Gross	Net	Gross	Net

Survival ratios:
Asbestos	4.5	3.9	5.0	3.9
Environmental	4.4	3.3	4.4	3.2
Combined	4.5	3.8	4.9	3.8

Domestic Life Insurance & Retirement Services Operations

    AIG's Domestic Life Insurance & Retirement Services segment, operating as SunAmerica Financial Group, is comprised of several life insurance and retirement services businesses that offer a comprehensive suite of life insurance, retirement savings products and guaranteed income solutions through an established multi-channel distribution network that includes banks, national, regional and independent broker-dealers, career financial advisors, wholesale life brokers, insurance agents and a direct-to-consumer platform.

    AIG's Domestic Life Insurance businesses offer a broad range of protection products, including individual term and universal life insurance, and group life and health products. In addition, Domestic Life Insurance offers a variety of payout annuities, which include single premium immediate annuities, structured settlements and terminal funding annuities. Domestic Retirement Services businesses offer group retirement products, individual fixed and variable annuities, mutual funds and financial planning and investment advisory services. Certain previously acquired closed blocks and fixed and variable annuity blocks that have been discontinued are reported as "runoff" annuities. Domestic Retirement Services also maintains a runoff block of Guaranteed Investment Contracts (GICs) that were written in (or issued to) the institutional market place prior to 2006.

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

American International Group, Inc., and Subsidiaries

Domestic Life Insurance & Retirement Services Results

The following table presents Domestic Life Insurance & Retirement Services results:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Premiums and other considerations	$1,315	$1,440	(9)%
Net investment income	2,707	1,930	40
Policyholder benefits and claims incurred	2,201	2,590	(15)
Policy acquisition and other expenses	698	940	(26)

Pre-tax income (loss) before net realized capital losses	1,123	(160)	-
Net realized capital losses	(796)	(1,667)	-

Pre-tax income (loss)	$327	$(1,827)	-%

    Domestic Life Insurance & Retirement Services reported higher pre-tax income before net realized capital losses primarily due to the following:

•
an increase in net investment income as a result of growth in partnership returns, which amounted to $235 million in the three month period ended March 31, 2010 compared to losses of $373 million in the same period of 2009, as well as higher income from valuation adjustments from the interest in ML II, which offset the negative effects of higher liquidity in the investment portfolios; and

•
lower DAC and SIA unlocking and related reserve strengthening of $558 million. There were no unlockings in the three months ended March 31, 2010. Unlockings in the three months ended March 31, 2009 primarily were the result of reductions in the long-term growth assumptions for group retirement products and individual variable annuities and deteriorating equity market conditions early in 2009.

    These improvements were partially offset by lower DAC and sale inducement assets (SIA) benefits related to net realized capital losses of $4 million in the three months ended March 31, 2010 compared to $349 million in the three months ended March 31, 2009.

    Pre-tax income for Domestic Life Insurance & Retirement Services reflected a decline in net realized capital losses due principally to the significant decline in other-than-temporary impairments. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

Domestic Life Insurance Results

The following table presents Domestic Life Insurance results:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Premiums and other considerations	$1,040	$1,182	(12)%
Net investment income	1,034	825	25
Policyholder benefits and claims incurred	1,320	1,373	(4)
Policy acquisition and other expenses	387	451	(14)

Pre-tax income before net realized capital losses	367	183	101
Net realized capital losses	(140)	(481)	-

Pre-tax income (loss)	$227	$(298)	-%

American International Group, Inc., and Subsidiaries

    Domestic Life Insurance pre-tax income before net realized capital losses increased primarily due to the following:

  •
  higher net investment income due to a $141 million increase in partnership income and a $129 million increase in the fair value of the interest in ML II; and

  •
  favorable life insurance mortality experience.

    Partially offsetting these increases was a lower DAC benefit related to net realized capital losses of $2 million in 2010 compared to a benefit of $25 million in 2009.

    Domestic Life Insurance premiums and other considerations declined primarily due to the sale of AIG Life Canada on April 1, 2009. Policy acquisition and other insurance expenses declined primarily due to expense reductions.

    Domestic Life Insurance reported pre-tax income in the three months ended March 31, 2010 compared to a pre-tax loss in the three months ended March 31, 2009 reflecting lower levels of net realized capital losses in 2010, due principally to a $291 million decline in other-than-temporary impairment charges.

Domestic Life Insurance Sales and Deposits

The following table summarizes Domestic Life Insurance sales and deposits by product(a):

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Life insurance
Periodic premium by product:
Universal life	$9	$14	(36)%
Variable universal life	-	8	-
Term life	16	24	(33)
Whole life/other	1	2	(50)

Total periodic premiums by product	26	48	(46)
Group life/health	22	55	(60)
Unscheduled and single deposits	15	37	(59)

Total life insurance	63	140	(55)

Career distribution
By product:
Periodic life insurance premiums	19	16	19
Unscheduled and single deposits	5	4	25
Accident and health insurance	2	1	100
Fixed annuities	17	56	(70)

Total career distribution	43	77	(44)

Payout annuities	217	191	14
Individual fixed and runoff annuities	161	195	(17)

Total sales and deposits(b)	$484	$603	(20)%

(a)
Includes divested operations. Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Sales of group accident and health insurance represent annualized first-year premium from new policies. Annuity sales represent deposits from new and existing customers.

(b)
The sales and deposit amounts presented for payout annuities have been revised in the first quarter of 2010 to better align with how management views the business. Prior periods have been revised to conform with the current period presentation.

    Total Domestic Life Insurance sales and deposits decreased primarily due to lower fixed annuity deposits, life insurance premiums and the sale of AIG Life Canada, partially offset by increased payout annuity sales. Life

American International Group, Inc., and Subsidiaries

insurance premiums decreased primarily due to lower Domestic Life Insurance financial strength ratings while fixed annuity sales declined as a result of the low interest rate environment. Payout annuity sales increased as a result of improved structured settlement, immediate annuity and terminal funding sales.

Domestic Retirement Services Results

The following table presents Domestic Retirement Services results:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Premiums and other considerations	$275	$258	7%
Net investment income	1,673	1,105	51
Policyholder benefits and claims incurred	881	1,217	(28)
Policy acquisition and other expenses	311	489	(36)

Pre-tax income (loss) before net realized capital losses	756	(343)	-
Net realized capital losses	(656)	(1,186)	-

Pre-tax income (loss)	$100	$(1,529)	-%

    Domestic Retirement Services pre-tax income before net realized capital gains (losses) increased primarily due to the following:

•
higher net investment income due to a $467 million increase in partnership income and $276 million higher income from valuation adjustments in ML II; and

•
lower DAC and SIA unlockings and related reserve strengthening of $558 million. There were no unlockings in the three-month period ended March 31, 2010. Unlockings in the three-month period ended March 31, 2009 primarily were the result of reductions in the long-term growth assumptions for group retirement products and individual variable annuities and deteriorating equity market conditions early in 2009.

    Partially offsetting these benefits were:

•
reduced DAC and SIA benefits of $322 million from lower net realized capital losses; and

•
a decrease in investment income due to lower reserves and assets in the GIC and fixed annuity blocks. As the GIC block is in runoff, AIG anticipates reserve and asset declines in future periods.

    Pre-tax income for Domestic Retirement Services reflected lower levels of net realized capital losses principally from lower other-than-temporary impairment charges of $1.2 billion, partially offset by an increase of $853 million related to derivative fair value losses on interest rate and foreign exchange derivatives used to economically hedge the effect of interest rate and foreign exchange movements on GIC reserves.

American International Group, Inc., and Subsidiaries

Domestic Retirement Services Sales and Deposits

The following table presents the account value rollforward for Domestic Retirement Services:

Three Months Ended March 31, (in millions)	2010	2009

Group retirement products
Balance, beginning of year	$63,419	$56,861
Deposits – annuities	1,254	1,228
Deposits – mutual funds	354	401

Total Deposits	1,608	1,629
Surrenders and other withdrawals	(1,676)	(1,669)
Death benefits	(73)	(68)

Net inflows (outflows)	(141)	(108)
Change in fair value of underlying investments, interest credited, net of fees	1,591	(1,889)

Balance, end of period	$64,869	$54,864

Individual fixed annuities
Balance, beginning of year	$47,202	$48,394
Deposits	1,153	1,474
Surrenders and other withdrawals	(905)	(2,369)
Death benefits	(370)	(433)

Net inflows (outflows)	(122)	(1,328)
Change in fair value of underlying investments, interest credited, net of fees	467	464

Balance, end of period	$47,547	$47,530

Individual variable annuities
Balance, beginning of year	$24,637	$23,593
Deposits	357	262
Surrenders and other withdrawals	(674)	(732)
Death benefits	(120)	(110)

Net inflows (outflows)	(437)	(580)
Change in fair value of underlying investments, interest credited, net of fees	666	(1,516)

Balance, end of period	$24,866	$21,497

Total Domestic Retirement Services
Balance, beginning of year	$135,258	$128,848
Deposits	3,118	3,365
Surrenders and other withdrawals	(3,255)	(4,770)
Death benefits	(563)	(611)

Net inflows (outflows)	(700)	(2,016)
Change in fair value of underlying investments, interest credited, net of fees	2,724	(2,941)

Balance, end of year, excluding runoff	137,282	123,891
Individual annuities runoff	4,579	4,898
GICs runoff	8,427	11,928

Balance at end of period	$150,288	$140,717

General and separate account reserves and mutual funds
General account reserve	$95,400	$100,243
Separate account reserve	46,639	34,513

Total general and separate account reserves	142,039	134,756
Group retirement mutual funds	8,249	5,961

Total reserves and mutual funds	$150,288	$140,717

American International Group, Inc., and Subsidiaries

    Deposits for individual fixed annuities decreased primarily as a result of a slowdown in industry fixed annuity sales primarily due to less competitive rates and increased pricing on long term certificate of deposit products at certain banks. Variable annuity sales increased due to competitive product enhancements, reinstatements at a number of key broker-dealers, and increased wholesaler productivity.

    Surrender rates and withdrawals have improved for individual fixed annuities and individual variable annuities as surrenders have returned to more normal levels.

The following table presents reserves by surrender charge category and surrender rates:

	March 31, 2010			March 31, 2009
(in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$48,590	$12,211	$11,488	$42,196	$9,986	$7,945
0% – 2%	1,952	3,029	4,216	1,119	3,184	2,878
Greater than 2% – 4%	1,906	5,660	2,040	1,739	6,570	1,891
Greater than 4%	3,338	23,483	6,692	2,849	24,572	6,907
Non-Surrenderable	834	3,164	430	1,000	3,218	1,876

Total Reserves	$56,620	$47,547	$24,866	$48,903	$47,530	$21,497

Surrender rates	10.6%	7.7%	11.2%	12.2%	19.8%	14.6%

*
Excludes mutual funds of $8.2 billion and $6.0 billion at March 31, 2010 and 2009, respectively.

 Foreign Life Insurance & Retirement Services Operations

    AIG's Foreign Life Insurance & Retirement Services operations include individual insurance and investment-oriented products such as term and whole life, endowments, term and whole life medical, cancer, fixed annuities and group products including life, medical and pension. The Foreign Life Insurance & Retirement Services products are sold through career agents, independent producers, financial institutions and direct marketing channels.

    In managing its Foreign Life Insurance & Retirement Services businesses, AIG analyzes the operating performance of each business using pre-tax income (loss) before net realized capital gains (losses). Pre-tax income (loss) before net realized capital gains (losses) is not a substitute for pre-tax income determined in accordance with U.S. GAAP. However, AIG believes that the presentation of pre-tax income (loss) before net realized capital gains (losses) enhances the understanding of the operating performance of the Foreign Life Insurance & Retirement Services businesses by highlighting the results from ongoing operations and the underlying profitability of its businesses. The reconciliations to pre-tax income are provided in the table that follows.

    Following the classification of AIA, ALICO, and Nan Shan as discontinued operations (see Note 3 to the Consolidated Financial Statements), AIG's remaining Foreign Life Insurance & Retirement Services operations are conducted through AIG Star Life Insurance Co. Ltd (AIG Star) and AIG Edison Life Insurance Company (AIG Edison).

American International Group, Inc., and Subsidiaries

Foreign Life Insurance & Retirement Services Results

The following table presents Foreign Life Insurance & Retirement Services results:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Premiums and other considerations	$864	$925	(7)%
Net investment income	346	324	7
Policyholder benefits and claims incurred	726	700	4
Policy acquisition and other expenses	264	191	38

Pre-tax income before net realized capital losses	220	358	(39)
Net realized capital losses	(135)	(486)	-

Pre-tax income (loss)	$85	$(128)	-%

    AIG's foreign life operations transact business solely in Japan and therefore Premiums and other considerations reported in U.S. dollars vary by volume and from changes in the Yen to U.S. dollar translation exchange rate.

The following table summarizes the effect of changes in foreign currency exchange rates on Foreign Life Insurance & Retirement Services Premiums and other considerations:

Three Months Ended March 31,	2010 vs. 2009

Decrease in original currency*	(5.6)%
Foreign exchange effect	(1.0)

Decline as reported in U.S. dollars	(6.6)%

*
Computed using a constant exchange rate each period.

    Premiums and other considerations declined due to lower in-force business as a result of surrenders and low sales volumes throughout 2009. Net investment income increased modestly due to higher returns from partnerships and mutual funds. The increase in policy acquisition and other expenses resulted from $74 million of lower DAC benefit, net of unearned revenue liability, related to higher realized capital losses in 2010 compared to a year ago.

    Pre-tax income before net realized capital losses for Foreign Life Insurance & Retirement Services declined primarily due to the lower DAC benefit and decline of in-force business. Those declines were partially offset by the increase in net investment income.

    Pre-tax income for Foreign Life Insurance & Retirement Services reflected a decline in net realized capital losses due principally to a significant decline in other-than-temporary impairments.

Foreign Life Insurance and Retirement Services Sales

    As a consequence of the classification of AIA, ALICO and Nan Shan as discontinued operations, the segment is now comprised of Japan operations. In managing the Japan operations, management analyzes sales performance on an annualized new business premium basis. Annualized new business premiums represent the amount of premium expected to be collected over a twelve month period and also include 10 percent of first year premiums or deposits from single pay products.

The following table summarizes annualized new business premiums for Foreign Life Insurance & Retirement Services:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Life	$72	$63	14%
Medical	53	45	18
Annuity	33	27	22

Total	$158	$135	17%

American International Group, Inc., and Subsidiaries

    Sales are transacted primarily in yen and therefore annualized new business premiums reported in U.S. dollars vary by volume and from changes in the Yen/U.S. dollar translation exchange rate. Annualized new business premiums measured on a constant exchange rate basis are as follows:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Life	$65	$58	12%
Medical	48	41	17
Annuity	30	24	25

Total	$143	$123	16%

    Life sales increased as independent producers have gradually returned to selling products of AIG Star and AIG Edison. Medical sales growth was supported by the launch of new products early in 2010, resulting in increased sales by both the captive agent and independent producer channels. Annuity sales increased due to a high rate of recapture of maturing annuities driven by a strong Yen exchange rate, and by gradually improving sales from banks that had previously suspended sales of products of AIG Star and AIG Edison.

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

The following table summarizes the major components of the changes in DAC/VOBA:

Three Months Ended March 31, (in millions)	2010	2009

Domestic Life Insurance & Retirement Services
Balance at beginning of year	$11,098	$14,447
Acquisition costs deferred	233	282
Amortization charged to pre-tax income	(267)	(463)
Change in unrealized gains (losses) on securities	(422)	(503)
Decrease due to foreign exchange	(1)	(15)
Consolidation and eliminations	48	54

Balance at end of period	$10,689	$13,802

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$24,792	$26,166
Acquisition costs deferred	169	204
Amortization charged to pre-tax income	(129)	(56)
Change in unrealized gains (losses) on securities	(32)	(12)
Decrease due to foreign exchange	(84)	(64)
Other	-	(10)
Activity of discontinued operations	(184)	(568)
Reclassified to Assets of businesses held for sale	(20,925)	-

Balance at end of period	$3,607	$25,660

    As AIG operates in various global markets, the estimated gross profits used to amortize DAC and VOBA are subject to differing market returns and interest rate environments in any single period. The combination of market

American International Group, Inc., and Subsidiaries

returns and interest rates may lead to acceleration of amortization in some products and regions and simultaneous deceleration of amortization in other products and regions.

    DAC and VOBA for insurance-oriented, investment-oriented and retirement services products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, AIG's DAC and VOBA may be subject to an impairment charge and AIG's results of operations could be significantly affected in future periods.

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

Capital Markets

    Capital Markets represents the operations of AIGFP, which engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates. AIGFP also invests in a diversified portfolio of securities and engaged in borrowing activities that involve issuing standard and structured notes and other securities and entering into GIAs. AIGFP has continued to unwind its businesses and portfolios, including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. See Liquidity of Parent and Subsidiaries — Financial Services — AIGFP Wind-down.

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

    AIG's foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. At March 31, 2010, AIGCFG had operations in Argentina, Poland, Taiwan, India and Colombia. During 2009 and through April 30, 2010, AIG has completed the sale of the AIGCFG operations in China, Colombia, Thailand, the Philippines, Mexico, Hong Kong, Brazil, Russia and Taiwan. AIG has also entered into contracts to sell the AIGCFG operations in Argentina, India and Poland.

American International Group, Inc., and Subsidiaries

 Financial Services Results

Financial Services results were as follows:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Revenues:
Aircraft Leasing	$882	$1,281	(31)%
Capital Markets	(234)	(969)	-
Consumer Finance	779	813	(4)
Other, including intercompany adjustments	81	140	(42)

Total	$1,508	$1,265	19%

Pre-tax income (loss):
Aircraft Leasing	$(81)	$316	-%
Capital Markets	(298)	(1,121)	-
Consumer Finance	(25)	(306)	-
Other, including intercompany adjustments	(35)	(19)	-

Total	$(439)	$(1,130)	-%

    Financial Services reported a lower pre-tax loss for the three-month period ended March 31, 2010 compared to the same period in 2009 due to the following:

  •
  AIGFP reported a pre-tax loss of $298 million for the three-month period ended March 31, 2010 compared to a pre-tax loss of $1.1 billion during the first quarter of 2009. AIGFP reported unrealized market valuation gains related to its super senior credit default swap portfolio of $119 million in the three-month period ended March 31, 2010 and unrealized market valuation losses of $452 million in the three-month period ended March 31, 2009. The operating results in the three-month period ended March 31, 2010 and 2009 include a net loss of $49 million and a net gain of $1.8 billion, respectively, representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including a credit valuation adjustment loss of $113 million and a credit valuation adjustment gain of $106 million, respectively, reflected in Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio. Interest expense on intercompany borrowings and the effect on operating results related to the continued wind-down of AIGFP's portfolios were significantly lower during the three-month period ended March 31, 2010 compared to the same period in 2009.

  •
  ILFC reported a pre-tax loss of $81 million for the three-month period ended March 31, 2010 due to impairment charges taken primarily on aircraft under contract to be sold subsequent to March 31, 2010. ILFC signed an agreement to sell 53 aircraft. Due to current market conditions, ILFC recorded asset impairment losses aggregating $347 million and operating lease related charges aggregating $84 million related to those aircraft under contract to sell and two aircraft that are subject to a letter of intent between ILFC and a potential buyer. These charges more than offset the benefit from a larger fleet and lower administrative expenses.

  •
  Consumer Finance operations reported a decrease in pre-tax losses of $281 million primarily due to improvement in AGF results. AGF's pre-tax loss decreased primarily from a decline in provision for loan losses as a result of amounts provided for allowance for loan losses in first quarter 2009; foreign exchange gains on AGF's foreign currency denominated debt; lower interest expense due to lower average debt; and lower operating expenses due to management expense reductions across all AGF operations. These favorable variances were partially offset by a decline in AGF's finance charges reflecting the 2009 sales of real estate portfolios as part of AGF's liquidity management efforts.

Capital Markets Results

    AIGFP reported a lower pre-tax loss in 2010 compared to 2009 primarily due to lower interest expense on intercompany borrowings and the effect on operating results related to the continued wind-down of AIGFP's portfolios along with a market valuation gain in 2010 compared to a loss in 2009 on its super senior credit default swap portfolio. These positive results were partially offset by the significant decrease related to the net effect of

American International Group, Inc., and Subsidiaries

changes in credit spreads on the valuation of AIGFP's assets and liabilities. For a further discussion, see Executive Overview — 2010 Business Outlook — Financial Services — Capital Markets.

    The principal components of AIGFP's valuation gains and losses recognized on its super senior credit default swap portfolio were as follows:

  •
  AIGFP recognized an unrealized market valuation loss of $7 million in the three-month period ended March 31, 2010, with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation gain of $358 million in the three-month period ended March 31, 2009 as a result of a reduced portfolio size and shorter maturities.

  •
  AIGFP recognized an unrealized market valuation gain of $158 million in the three-month period ended March 31, 2010, with respect to CDS transactions written on multi-sector CDOs, compared to unrealized market valuation losses of $809 million in the three-month period ended March 31, 2009.

  •
  AIGFP recognized an unrealized market valuation gain of $33 million in the three-month period ended March 31, 2010, with respect to CDS transactions written on regulatory capital prime residential mortgage transactions. During the fourth quarter of 2009, one counterparty notified AIG that it would not terminate early two of its prime residential mortgage transactions. With respect to these two transactions, the counterparty no longer has any rights to terminate the transaction early and is required to pay fees on the original notional amounts reduced only by realized losses through the final maturity. Because these two transactions have weighted average lives that are considerably less than their final legal maturities, there is value to AIGFP due to the counterparty paying its contractual fees beyond the date at which the net notional amounts have fully amortized through the final maturity date. The gain was more than offset by losses on the mezzanine tranches of those transactions.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of AIGFP's super senior credit default swap portfolio.

    During the three-month period ended March 31, 2010, AIGFP:

  •
  recognized a gain of $17 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset backed credits which are not included in the super senior credit default swap portfolio; and

  •
  incurred interest charges of $521 million compared to $933 million relating to intercompany borrowings with AIG that are eliminated in consolidation.

The following table presents AIGFP's credit valuation adjustment gains (losses) (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities

Three Months Ended March 31, 2010
Bond trading securities	$823	Notes and bonds payable	$(196)
Loans and other assets	46	Hybrid financial instrument liabilities	(249)
Derivative assets	(57)	GIAs	(145)
		Other liabilities	(37)
		Derivative liabilities*	(234)

Increase in assets	$812	Increase in liabilities	$(861)

Net pre-tax decrease to Other income	$(49)

Three Months Ended March 31, 2009
Bond trading securities	$(1,131)	Notes and bonds payable	$644
Loans and other assets	(48)	Hybrid financial instrument liabilities	604
Derivative assets	441	GIAs	451
		Other liabilities	104
		Derivative liabilities*	722

Decrease in assets	$(738)	Decrease in liabilities	$2,525

Net pre-tax increase to Other income	$1,787

*
Includes super senior credit default swap portfolio.

American International Group, Inc., and Subsidiaries

    AIGFP's pre-tax loss in the three-month period ended March 31, 2010 includes a net loss representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $113 million of losses reflected in the unrealized market valuation gain on super senior credit default swaps. The loss was primarily the result of tightening of AIG's credit spreads during the first quarter, and was partially offset by the continued tightening of spreads on asset-backed securities and CDOs, which represent a significant segment of AIGFP's investment portfolio.

    AIGFP's operating loss in the three-month period ended March 31, 2009 includes a net gain representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $106 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps. The gain in the first quarter of 2009 was primarily the result of significant widening in AIG's credit spreads during the quarter, and was partially offset by continued widening of spreads on asset-backed securities and CDOs, which represent a significant component of AIGFP's investment portfolio.

Other Operations

    AIG's Other operations includes results from Parent & Other operations, after allocations to AIG's business segments, and results from noncore businesses.

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

American International Group, Inc., and Subsidiaries

Other Results

    The pre-tax income (loss) of AIG's Other operations was as follows:

Three Months Ended March 31, (in millions)	2010	2009	Percentage Increase/ (Decrease)

Parent & Other:
Interest income	$588	$976	(40)%
Accrued and compounding interest	(194)	(708)	-
Amortization of prepaid commitment asset	(639)	(822)	-

Total interest expense on FRBNY Credit Facility(a)	(833)	(1,530)	-
Other interest expense	(540)	(546)	-
Unallocated corporate expenses	(83)	(63)	-
Restructuring expenses	(97)	(120)	-
Change in fair value of ML III(b)	-	(1,940)	-
Net realized capital gains	285	732	(61)
Net gain (loss) on sale of divested businesses	(77)	262	-
Other miscellaneous, net	112	172	(35)

Total Parent & Other	$(645)	$(2,057)	-%

Noncore businesses:
Mortgage Guaranty	$96	$(480)	-%
Change in fair value of ML III(b)	751	-	-
Noncore Asset Management	(463)	(1,012)	-
Other noncore insurance	(33)	105	-

Total Noncore businesses	$351	$(1,387)	-%

Total Other operations	$(294)	$(3,444)	-%

(a)
Includes interest expense of $183 million and $258 million for the first three months of 2010 and 2009, respectively, allocated to discontinued operations in consolidation.

(b)
Parent & Other contributed its equity interest in ML III to an AIG subsidiary, reported above in Noncore businesses, during the second quarter of 2009.

Parent & Other

    Parent & Other pre-tax loss decreased primarily due to a decline in interest expense on the FRBNY Credit Facility and the reclassification of ML III to Noncore businesses in the second quarter of 2009. These decreases were partially offset by lower interest income on intercompany loans, which is eliminated in consolidation and a decline in net realized capital gains. See Consolidated Results — Interest Expense herein for further discussion of the decline in interest expense.

The following table summarizes the net gain (loss) on sale of divested businesses:

	Gain/(loss)
Three Months Ended March 31, (in millions)
	2010	2009

HSB	$-	$251
Consumer Finance businesses	(16)	11
AIG Credit businesses	(33)	-
AIG Capital India	(42)	-
AIG Life Canada	(8)	-
Other businesses	22	-

Total net gain (loss)	$(77)	$262

American International Group, Inc., and Subsidiaries

Noncore businesses

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

    Mortgage Guaranty reported pre-tax income of $96 million compared to a pre-tax loss of $480 million in 2009. This improvement reflected a decline in claim and claims adjustment expenses incurred of $794 million, offset in part by an amortization of the second-lien premium deficiency reserve of $222 million in the first quarter of 2009. Domestic first-lien and second-lien businesses reported pre-tax income of $19 million and $67 million respectively, for the three months ended March 31, 2010 which was $423 million and $104 million, respectively, higher than the three months ended March 31, 2009. The improvement in pre-tax income reflects the decline in loss and loss expenses of $414 million for first liens and $343 million for second liens. The improved operating results correspond to lower levels of newly reported delinquencies in both the first- and second-lien products, higher mortgage cure rates on existing first-lien delinquent loans and the recognition of stop loss limits on certain second-lien policies.

    UGC, like other participants in the mortgage insurance industry, has made claims against various counterparties in relation to alleged underwriting failures, and received similar claims from counterparties. These claims and counterclaims allege breach of contract, breach of good faith and fraud among other allegations.

    UGC has found increased occurrences of fraudulent claims, underwriting guideline violations and other deviations from contractual terms, mostly related to the 2006 and 2007 vintage books of business. These policy violations have resulted in increased loan rescissions and increased claims denials (collectively referred to as rescissions). UGC rescinded $58 million of claims on first lien business during the first quarter of 2010. UGC expects this increased rescission activity to continue during 2010 and to affect its financial results, but cannot reasonably estimate the ultimate financial impact from these rescissions. AIG believes it has provided appropriate reserves for currently delinquent loans, consistent with industry practice.

    In December 2009, UGC entered into two stock purchase agreements for the sale of its Canadian and Israel operations. The Israel transaction closed on January 21, 2010 and the Canadian transaction closed on April 16, 2010.

    UGC's domestic first-lien mortgage risk in force totaled $26.1 billion as of March 31, 2010 and the 60+ day delinquency ratio on primary loans was 18.7 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic first-lien mortgage risk in force of $27.1 billion and a delinquency ratio of 12.4 percent at March 31, 2009.

    The second-lien risk in force at March 31, 2010 totaled $2.5 billion compared to $2.9 billion of risk in force at March 31, 2009. Risk in force represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions.

Change in Fair Value of ML III

    Gains in the three-month period ended March 31, 2010 resulted from improvements in valuation, primarily resulting from the shortening of weighted average life from 9.6 years to 9.0 years, and the narrowing of credit spreads by approximately 128 basis points. Positively affecting the fair value was a decrease in projected credit losses in the underlying collateral securities.

Noncore Asset Management Operations

    AIG's Noncore Asset Management operations include the results of the MIP program and Institutional Asset Management businesses.

American International Group, Inc., and Subsidiaries

    On March 26, 2010, AIG completed the sale of its third party asset management business. The results of operations from January 1 through the closing of the sale are included in the Institutional Asset Management results. Subsequent to the sale of AIG's third party asset management business, the revenues of the Institutional Asset Management business (excluding AIG Global Real Estate) are derived from providing asset management services to AIG and its subsidiaries. Both AIG Global Real Estate and the MIP's operating results are impacted by performance in the credit, equity and real estate markets.

MIP Results

    The MIP reported a lower pre-tax loss due to significantly lower other-than-temporary impairments on fixed maturity investments due primarily to the improved credit environment and the adoption of the new accounting standard on other-than-temporary impairments. The results were also affected by the discontinuation of hedge accounting in the first quarter of 2010 as a result of the novation of certain intercompany derivative transactions with AIGFP to another AIG subsidiary, AIG Markets, which is part of Institutional Asset Management. These novations were done in conjunction with the wind-down of AIGFP. The discontinuation of hedge accounting resulted in additional income statement volatility which will continue for the foreseeable future until hedge accounting is reestablished. Residual balances from de-designated hedges will be amortized prospectively into operating income.

    AIG enters into derivative arrangements to hedge the effect of changes in currency and interest rates associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Further, the MIP invests in short single name credit default swaps in order to obtain unfunded credit exposure.

Institutional Asset Management Results

    Institutional Asset Management recognized higher pre-tax operating losses primarily resulting from higher real estate impairments and the negative impact of AIG's narrowing credit spreads on the valuation of derivative liabilities held through AIG Markets. These losses were partially offset by lower operating losses on investments originally acquired for warehouse purposes, as many of these investments have been divested, and lower unrealized carried interest losses.

    Real estate impairments of $309 million during 2010 were incurred in the direct investment portfolio as well as through real estate joint ventures as a result of continued pressure on real estate values, occupancy rates and leasing activity. Approximately $37 million of these impairments was included in noncontrolling interests, which is not part of pre-tax income (loss). The availability of refinancing and required capital has caused management to reduce the estimated time period before sale for certain investments, resulting in impairments. AIG Markets acts as a derivative intermediary transacting with AIG and its subsidiaries and the third parities.

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

        On June 10, 2009, AIG closed a secondary public offering of 29.9 million shares of Transatlantic common stock owned directly and indirectly by AIG for aggregate gross proceeds of $1.1 billion. At the close of the public offering, AIG indirectly retained 13.9 percent of the Transatlantic common stock issued and outstanding. As a result, AIG deconsolidated Transatlantic, which resulted in a $1.4 billion reduction in Noncontrolling interests, a component of Total equity. On March 15, 2010, AIG closed a secondary public

American International Group, Inc., and Subsidiaries

    offering of 8,466,693 shares of Transatlantic common stock owned by American Home Assurance Company, a subsidiary of AIG, for aggregate gross proceeds of approximately $452 million.

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
  HSB

        On March 31, 2009, AIG closed the sale of HSB, the parent company of the Hartford Steam Boiler Inspection and Insurance Company.

Critical Accounting Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to items considered by management in the determination of:

  •
  AIG's ability to continue as a going concern. See Note 1 to the Consolidated Financial Statements for additional discussion regarding going concern considerations;

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

  •
  goodwill impairment;

  •
  liability for legal contingencies;

  •
  estimates with respect to income taxes;

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps and AIG's interests in ML II and ML III (Maiden Lane Interests);

  •
  classification of entities as discontinued operations; and

  •
  measurement of the fair values of the assets and liabilities including noncontrolling interests related to acquisitions.

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's financial condition and results of operations would be directly affected. Refer to the 2009 Annual Report on Form 10-K for more information on AIG's accounting estimates.

Allowance for Finance Receivable Losses

    AGF estimates its allowance for finance receivable losses primarily using migration analysis and the Monte Carlo technique applied to sub-portfolios of large numbers of relatively small homogenous accounts. Both techniques are historically-based statistical techniques that attempt to predict the future amount of losses for existing pools of finance receivables. AGF adjusts the amounts determined by migration and Monte Carlo for

American International Group, Inc., and Subsidiaries

AGF management's estimate of the effects of model imprecision, any changes to its underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies.

    AGF uses its internal data of net charge-offs and delinquency by sub-portfolio as the basis to determine the historical loss experience component of its allowance for finance receivable losses. AGF used monthly bankruptcy statistics, monthly unemployment statistics, and various other monthly or periodic economic statistics published by departments of the U.S. government and other economic statistics providers to determine the economic component of its allowance for finance receivable losses.

    AGF also establishes troubled debt restructuring (TDR) reserves for impaired loans, which are included in its allowance for finance receivable losses. The allowance for finance receivable losses related to AGF's TDRs is calculated in homogeneous aggregated pools of impaired loans that have common risk characteristics. AGF establishes its allowance for finance receivable losses related to its TDRs by calculating the present value (discounted at the loan's effective interest rate prior to modification) of all expected cash flows less the recorded investment in the aggregated pool. AGF uses certain assumptions to estimate the expected cash flows from its TDRs. The primary assumptions for AGF's model are prepayment speeds, default rates, and severity rates.

Goodwill Impairment:

    Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. As a result of entering into the ALICO Stock Purchase Agreement, AIG performed a goodwill impairment test at March 31, 2010 for ALICO and separately for the businesses to be retained that previously composed the Japan & Other reporting unit.

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

    In connection with the announced sale of ALICO on March 7, 2010 and management's decision that ALICO met the held-for-sale criteria on March 31, 2010, total goodwill of $4.6 billion associated with the Foreign Life Insurance & Retirement Services — Japan & Other reporting unit was allocated among ALICO and the Japan & Other businesses to be retained based on their relative fair values as of March 31, 2010. This resulted in $3.3 billion and $1.3 billion of goodwill being allocated to ALICO and the retained businesses, respectively. Management tested goodwill for impairment in both groups and determined the fair values of ALICO and the retained businesses exceeded book value at March 31, 2010, by 1 percent and 51 percent, respectively, and, therefore, the goodwill of these reporting units was considered not impaired.

American International Group, Inc., and Subsidiaries

    The fair value of ALICO used to test goodwill for impairment was determined by AIG by considering, among other information, a third-party valuation at March 31, 2010 of the announced proceeds from the sale of ALICO to MetLife. Given the significance of the equity component of the consideration, the fair value of ALICO is sensitive to the market value and volatility of MetLife common stock, the risk-free interest rate yield curve and discount rate assumptions used in estimating fair value. Given that the amount of estimated fair value of ALICO only exceeded the book value by 1 percent, a relatively modest change in any of these assumptions could have resulted in a potential impairment of the goodwill allocated to ALICO, ranging from zero to $3.3 billion. The evaluation of the potential impairment is an ongoing requirement. As such, an increase in the net assets of ALICO through future operating or comprehensive income generation could result in impairment when compared to the fair value of consideration at that future time.

    AIG will continue to monitor overall competitive, business and economic conditions, and other events or circumstances, including ALICO's operating results and level of net assets and the performance of MetLife's common stock, that might result in an impairment of goodwill in the future.

Valuation Allowance on Deferred Tax Assets:

    At March 31, 2010 and December 31, 2009, AIG recorded a net deferred tax asset after valuation allowance of $8.2 billion and $5.9 billion, respectively. A valuation allowance is established, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Realization of AIG's net deferred tax asset depends upon its ability to generate sufficient earnings from transactions expected to be completed in the near future and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset, but does not depend on projected future operating income.

    When making its assessment about the realization of its deferred tax asset at March 31, 2010, AIG considered all available evidence, including:

  •
  the nature, frequency, and severity of current and cumulative financial reporting losses;

  •
  transactions completed, including the sale of the Otemachi building in Tokyo, and the sales of AIA and ALICO expected to be completed in 2010;

  •
  the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards; and

  •
  tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset.

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

Measurement of the Fair Values of the Assets Acquired, Liabilities Assumed, and Noncontrolling Interests of Fuji

    On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji. The acquisition of the additional voting shares for $145 million increased Chartis' total voting ownership interest in Fuji from 41.7 percent to 54.8 percent, which resulted in Chartis obtaining control of Fuji.

American International Group, Inc., and Subsidiaries

    Chartis' acquisition was accounted for under the acquisition method of accounting. The identifiable assets acquired, liabilities assumed and noncontrolling interest in Fuji were recorded at their respective acquisition date estimated fair values. The fair values were determined based on information available to Chartis. Chartis is in the process of obtaining appraisals to support the estimated fair values of the assets acquired and liabilities assumed. Therefore, the fair values are provisional and subject to refinement for up to one year after the closing date as information relative to closing date fair values become available. The assumptions used in determining the provisional fair values are subject to a significant amount of sensitivity, which may result in significant differences between the estimated fair values recorded as of March 31, 2010 and the appraisals. Upon completion of the appraisals, AIG will adjust the allocated acquisition price for any significant differences to the provisional amounts. An adjustment of the allocated acquisition price may also occur if new information on Fuji becomes known or discovered during the allocation period, the period of time required to identify and measure the fair values of the assets and liabilities acquired in the business combination.

    Based on the fair values assigned to the assets acquired, liabilities assumed and noncontrolling interests, Chartis recorded an unallocated purchase price of $581 million in Other liabilities in the Consolidated Balance Sheet. Chartis is in the process of reassessing the recognition and measurement of identifiable assets acquired and liabilities assumed. Upon completion of the reassessment process, Chartis will adjust the fair value of the assets acquired and liabilities assumed for any significant differences to the provisional fair values. Upon final determination of fair values, AIG may recognize a bargain purchase gain, which could be substantial. It is anticipated that any gain recognized will not be subject to U.S. or foreign income tax, since such gain would only be recognized for tax purposes upon sale of the Fuji shares.

    For a discussion regarding the Liability for general insurance unpaid claims and claims adjustment expense and flight equipment recoverability, see General Insurance Operations — Liability for Unpaid Claims and Claims Adjustment Expense, and Financial Services Operations — Financial Services Results, respectively.

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

The following table presents the fair value of fixed income and equity securities by source of value determination:

At March 31, 2010 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$265	91%
Fair value based on internal sources	26	9

Total fixed income and equity securities(b)	$291	100%

(a)
Includes $19 billion for which the primary source is broker quotes.

(b)
Includes available for sale, trading and securities lending invested collateral securities.

    See Note 5 to the Consolidated Financial Statements for more detailed information about AIG's accounting policy for the incorporation of credit risk in fair value measurements and the measurement of fair value of financial assets and financial liabilities.

American International Group, Inc., and Subsidiaries

Level 3 Assets and Liabilities

    Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair value. See Note 5 to the Consolidated Financial Statements for additional information about the three levels of observability.

    At March 31, 2010, AIG classified $35.9 billion and $9.1 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.2 percent and 1.2 percent of the total assets and liabilities, respectively, at March 31, 2010. At December 31, 2009, AIG classified $38.9 billion and $13.9 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.6 percent and 1.9 percent of the total assets and liabilities, respectively, at December 31, 2009. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

Level 3 Transfers

    During the three-month period ended March 31, 2010, AIG transferred into Level 3 approximately $1.2 billion of assets, primarily representing investments in certain ABS, RMBS and CMBS, which coincided with a decrease in market transparency and downward credit migration of these securities, and investments in private placement corporate debt securities, for which pricing adjustments were made to reflect an additional risk premium not captured in the matrix pricing. In addition certain municipal bonds related to SunAmerica Affordable Housing partnerships were transferred into Level 3 based on limitations on market activity and related input for their valuation. During the three-month period ended March 31, 2010, AIG transferred approximately $1.1 billion of assets out of Level 3. These transfers out of Level 3 primarily related to investments in certain ABS and RMBS and investments in private placement corporate debt. See Note 5 to the Consolidated Financial Statements for additional information about transfers into and out of Level 3.

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

American International Group, Inc., and Subsidiaries

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

    Refer to Note 5 for sensitivity analysis disclosures with respect to the Maiden Lane Interests.

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Unrealized Market Valuation Gain (Loss) Three Months Ended March 31,
	March 31, 2010(a)	December 31, 2009(a)	March 31, 2010(b)(c)	December 31, 2009(b)(c)
(in millions)					2010(c)	2009(c)

Regulatory Capital:
Corporate loans	$41,993	$55,010	$-	$-	$-	$-
Prime residential mortgages	65,844	93,276	(170)	(137)	33	-
Other	1,552	1,760	15	21	6	(14)

Total	109,389	150,046	(155)	(116)	39	(14)

Arbitrage:
Multi-sector CDOs(d)(e)	7,574	7,926	4,250	4,418	158	(809)
Corporate debt/CLOs(d)(f)	16,367	22,076	308	309	(7)	358

Total	23,941	30,002	4,558	4,727	151	(451)

Mezzanine tranches(g)	3,104	3,478	214	143	(71)	13

Total	$136,434	$183,526	$4,617	$4,754	$119	$(452)

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

American International Group, Inc., and Subsidiaries

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment losses of $113 million and credit valuation adjustment gains of $106 million in the three-month periods ended March 31, 2010 and 2009, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the three-month period ended March 31, 2010, AIGFP terminated super senior CDS transactions with its counterparties with a net notional amount of $5.4 billion, included in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, an $8 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the three-month period ended March 31, 2010, AIGFP also made a payment of $10 million to its counterparty with respect to a Multi-sector CDO. Upon payment, a $10 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized.

(e)
Includes $6.1 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2010 and December 31, 2009, respectively.

(f)
Includes $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both March 31, 2010 and December 31, 2009.

(g)
Net of offsetting purchased CDS of $1.4 billion and $1.5 billion in net notional amount at March 31, 2010 and December 31, 2009, respectively.

The following table presents changes in the net notional amount of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

For the Three Months Ended March 31, 2010 (in millions)	Net Notional Amount December 31, 2009(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization/ Reclassification, net of Replenishments	Net Notional Amount March 31, 2010(a)

Regulatory Capital:
Corporate loans	$55,010	$(3,058)	$-	$(2,857)	$(7,102)	$41,993
Prime residential mortgages	93,276	(22,577)	-	(3,725)	(1,130)	65,844
Other	1,760	-	-	(105)	(103)	1,552

Total	150,046	(25,635)	-	(6,687)	(8,335)	109,389

Arbitrage:
Multi-sector CDOs(c)	7,926	-	-	(176)	(176)	7,574
Corporate debt/CLOs(d)	22,076	(5,379)	-	(404)	74	16,367

Total	30,002	(5,379)	-	(580)	(102)	23,941

Mezzanine tranches(e)	3,478	(226)	-	(141)	(7)	3,104

Total	$183,526	$(31,240)	$-	$(7,408)	$(8,444)	$136,434

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates to the strengthening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)
Includes $6.1 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2010 and December 31, 2009, respectively.

(d)
Includes $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both March 31, 2010 and December 31, 2009.

(e)
Net of offsetting purchased CDS of $1.4 billion and $1.5 billion in net notional amount at March 31, 2010 and December 31, 2009, respectively.

American International Group, Inc., and Subsidiaries

The following table presents summary statistics for AIGFP's super senior credit default swaps at March 31, 2010 and totals for December 31, 2009:

	Regulatory Capital Portfolio				Arbitrage Portfolio				Total

Category	Corporate Loans	Prime Residential Mortgages	Other	Subtotal	Corporate Debt/ CLOs	Multi-Sector CDOs w/ Subprime	Multi-Sector CDOs w/ No Subprime	Subtotal	March 31, 2010	December 31, 2009

Gross Transaction Notional Amount (in millions)	$59,264	$73,736	$1,809	$134,809	$23,461	$7,034	$9,732	$40,227	$175,036	$246,215
Net Notional Amount (in millions)	$41,993	$65,844	$1,552	$109,389	$16,367	$3,752	$3,822	$23,941	$133,330	$180,048
Number of Transactions	15	15	1	31	17	10	6	33	64	71
Weighted Average Subordination (%)	27.19%	10.74%	14.17%	18.02%	23.55%	35.22%	22.57%	25.35%	19.70%	18.67%
Weighted Average Number of loans/ Transaction	1,056	91,777	2,065	50,691	122	146	96
Weighted Average Expected Maturity (Years)	1.05	2.48	5.54	1.89	5.01	5.80	6.22

Regulatory Capital Portfolio

    During the three-month period ended March 31, 2010, $25.6 billion in net notional amount was terminated or matured at no cost to AIGFP. Through April 30, 2010, AIGFP had also received a formal termination notice with respect to an additional $11.6 billion in net notional amount with an effective termination date in 2010. AIGFP continues to reassess the expected maturity of this portfolio. As of March 31, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 1.89 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, in 2009, the Basel Committee announced that it had agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    The weighted average expected maturity of the Regulatory Capital Portfolio increased as of March 31, 2010 by 0.5 years from December 31, 2009 due to certain counterparties not terminating transactions with a combined net notional amount of $33.1 billion. Where these counterparties continue to have a right to terminate the transaction early, AIGFP has extended the expected maturity dates by one year, which is based on how long AIGFP believes the Basel I extension will be effective. Where the counterparties no longer have the right to terminate early, AIGFP has used the weighted average life of those transactions as their expected maturity. These counterparties in the Corporate Loan and Prime Residential Mortgage portfolios continue to receive favorable regulatory capital benefits as a result of the extension of the Basel I capital floor announced by the Basel Committee on Banking Supervision and, thus, AIG continues to categorize them as Regulatory Capital transactions.

    In addition, as of March 31, 2010, AIG had expected $304 million of Regulatory Capital CDS transactions to terminate early between April 1, 2010 and April 30, 2010. Of that amount, none had been called. The counterparties to these transactions continue to receive favorable regulatory benefits as a result of the extension of the Basel I capital floor. Since all of these counterparties retain the right to terminate the transactions early, the expected maturity for these transactions has been extended by one year.

American International Group, Inc., and Subsidiaries

    Included in the Regulatory Capital portfolio are transactions with one counterparty that notified AIG that it would not terminate early two of its Prime Residential Mortgage transactions with a combined net notional amount of $29.7 billion that were expected to be terminated in the first quarter of 2010. With respect to these transactions, the counterparty no longer has any rights to terminate the transactions early and is required to pay AIG fees on the original notional amounts reduced only by realized losses through the final contractual maturity. Since the two transactions have weighted average lives that are considerably less than their final contractual maturities, there is value to AIGFP representing counterparty contractual fees to be received beyond the date at which the net notional amounts have fully amortized through to the final contractual maturity date. The fair value of these two super senior transactions as of March 31, 2010 was a derivative asset of $170 million. With respect to these two transactions, AIGFP has also written CDS transactions on the mezzanine tranches of these portfolios; however, the majority of the transactions on the mezzanine tranches were hedged by AIGFP with other third party CDS transactions. The fair value of the net derivative liability for all mezzanine tranches (including hedge transactions) increased from $143 million as of December 31, 2009 to $214 million as of March 31, 2010. For more information on AIGFP collateral calls, see Collateral Calls below.

    In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for the three-month period ended March 31, 2010 other than (1) for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief as discussed above and (2) for transactions where the counterparty has failed to terminate the transaction early as expected and no longer has any rights to terminate early in the future. Although AIGFP believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the counterparties, the counterparties' early termination rights, and AIGFP's expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

The following table presents, for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount, net notional amount, attachment points, inception to date realized losses and percent non-investment grade:

(dollars in millions) CDS	Gross Transaction Notional Amount at March 31, 2010	Net Notional Amount at March 31, 2010	Attachment Point at Inception(a)	Attachment Point at March 31, 2010(a)	Realized Losses through March 31, 2010(b)	Percent Non-investment Grade at March 31, 2010(c)

1	$588	$492	10.03%	16.38%	0.52%	25.57%
2(d)	8,609	2,662	44.00%	69.08%	0.00%	9.29%
3	1,839	1,599	10.00%	13.02%	0.16%	25.86%
4	8,001	7,094	11.00%	11.33%	0.00%	10.84%
5	369	126	18.00%	65.90%	0.00%	67.80%
6	10,241	9,073	10.80%	11.41%	0.00%	6.78%
7(e)	5,619	4,223	11.30%	24.84%	0.19%	32.30%
8	5,052	4,462	11.00%	11.68%	0.09%	12.71%
9	3,757	3,210	13.26%	14.54%	0.00%	70.12%
10(f)	2,907	617	12.00%	39.06%	0.00%	8.21%
11	2,369	1,973	15.85%	16.73%	0.00%	11.57%
12	1,122	657	14.00%	32.54%	0.16%	36.34%
13	710	386	14.00%	32.54%	0.16%	36.34%
14	1,735	1,363	14.00%	32.54%	0.16%	36.34%
15(g)	6,346	4,056	17.00%	36.10%	0.05%	17.48%

Total	$59,264	$41,993

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

American International Group, Inc., and Subsidiaries

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents non-investment grade obligations in the underlying pools of corporate loans expressed as a percentage of gross transaction notional amount.

(d)
Terminated effective June 15, 2010.

(e)
Terminated effective April 1, 2010.

(f)
Terminated effective June 21, 2010.

(g)
Terminated effective May 19, 2010.

The following table presents, for each of the regulatory capital CDS transactions — prime residential mortgage portfolio, the gross transaction notional amount, net notional amount, attachment points, and inception to date realized losses:

(dollars in millions) CDS	Gross Transaction Notional Amount at March 31, 2010	Net Notional Amount at March 31, 2010	Attachment Point at Inception(a)	Attachment Point at March 31, 2010(a)	Realized Losses through March 31, 2010(b)

1	$466	$255	17.01%	44.27%	2.49%
2	295	154	18.48%	47.54%	1.86%
3	271	177	16.81%	34.51%	1.42%
4	1,232	1,097	10.00%	10.97%	0.00%
5	391	304	13.19%	22.15%	0.40%
6(c)	5,242	4,770	7.95%	9.19%	0.03%
7(c)	1,749	1,391	7.95%	20.33%	0.05%
8(c)	4,994	4,571	8.00%	8.62%	0.04%
9(c)	6,184	5,707	7.85%	7.86%	0.01%
10	10,889	10,077	7.50%	7.46%	0.04%
11(c)	8,198	7,555	7.95%	7.95%	0.01%
12	2,301	1,814	12.40%	21.15%	0.00%
13	21,704	19,603	9.20%	9.68%	0.06%
14	8,454	7,452	11.50%	11.86%	0.00%
15	1,366	917	14.57%	32.86%	0.00%

Total	$73,736	$65,844

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2010 expressed as a percentage of the initial gross transaction notional amount.

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

American International Group, Inc., and Subsidiaries

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

    Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The "Percent Non-Investment Grade" information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. For example, Small and Medium Enterprise (SME) loan balances tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP's assessment of the loan collateral arrangements, expected recovery values, and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. The two pools containing the highest percentages of non-investment grade obligations, which include all transactions with pools having non-investment grade percentages greater than 40.00 percent, are all granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The average number of loans in each pool is over 4,800. This large number of SME loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. These transactions benefit from a tranche junior to it which was still rated AAA by at least two rating agencies at March 31, 2010. Three other pools, with a total net notional amount of $2.4 billion, have non-investment grade percentages greater than 35.00 percent, each with a remaining life to maturity of 16.0 years. These pools have realized losses of 0.16 percent from inception through March 31, 2010 and have current weighted average attachment points of 32.54 percent. Approximately 0.47 percent of the assets underlying the corporate loan transactions are in default. The percentage of assets in default by transaction was available for all transactions and ranged from 0.00 percent to 2.86 percent.

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

American International Group, Inc., and Subsidiaries

    Delinquency information for the mortgages underlying the residential mortgage transactions was available on approximately 64.24 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.08 percent to 3.49 percent, averaging 0.86 percent. For all but three transactions, which comprised less than 1.50 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.22 percent and ranged from 0.00 percent to 2.42 percent. The default rate on the remaining three transactions ranged from 4.53 percent to 16.71 percent. The subordination on these three transactions ranged from 34.51 percent to 47.54 percent.

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

The following table presents AIGFP's Regulatory Capital — Corporate loans portfolio by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
At March 31, 2010 Exposure Portfolio	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through March 31, 2010(b)
		Percent of Total			To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Primarily Single Country:
Germany	$5,301	12.62%	14.27%	0.09%	2.50	8.90	3	100%	A+
Finland	126	0.30%	65.90%	-	0.79	4.79	1	100	AAA

Subtotal Single Country	5,427	12.92%	17.17%	0.08	2.40	8.66	4	100	A+

Regional:
Asia	1,973	4.70%	16.73%	-	0.76	2.00	1	100	AAA
Europe	34,593	82.38%	28.99%	0.06%	0.88	4.36	10	100	AA+

Subtotal Regional	36,566	87.08%	28.44%	0.06	0.88	4.26	11	100	AA+

Total	$41,993	100.00%	27.19%	0.06	1.05	4.74	15	100	AA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

American International Group, Inc., and Subsidiaries

The following table presents AIGFP's Regulatory Capital — Prime residential mortgage portfolio summarized by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
At March 31, 2010	Net Notional Amount (in millions)	Percent of Total	Current Average Attachment Point(a)	Realized Losses through March 31, 2010(b)
					To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Country:
Denmark	$29,680	45.08%	8.94%	0.05%	4.36	29.48	2	100.00%	AAA
France	23,994	36.44	9.12%	0.03%	0.96	29.95	5	100.00	AAA
Germany	3,621	5.50	28.73%	0.59%	1.53	43.41	6	75.00	AAA
Netherlands	1,097	1.66	10.97%	0.00%	0.75	70.75	1	-	Not rated
Sweden	7,452	11.32	11.86%	0.00%	0.85	29.85	1	100.00	AAA

Total	$65,844	100.00%	10.74%	0.10%	2.48	31.34	15	97.00%	AAA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

Arbitrage Portfolio

    A portion of AIGFP's super senior credit default swaps as of March 31, 2010 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

At March 31, 2010 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with sub-prime collateral	$3,459	$1,847	$1,612	$681
High grade with no sub-prime collateral	8,057	5,032	3,025	1,263

Total high grade(b)	11,516	6,879	4,637	1,944

Mezzanine with sub-prime collateral	3,575	1,435	2,140	1,693
Mezzanine with no sub-prime collateral	1,675	878	797	613

Total mezzanine(c)	5,250	2,313	2,937	2,306

Total	$16,766	$9,192	$7,574	$4,250

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

American International Group, Inc., and Subsidiaries

The following table summarizes net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative:

(in millions)	March 31, 2010	December 31, 2009

CDS transactions with cash settlement provisions
U.S. dollar-denominated	$4,545	$4,580
Euro-denominated	1,574	1,720

Total CDS transactions with cash settlement provisions	6,119	6,300

CDS transactions with physical settlement provisions
U.S. dollar-denominated	201	265
Euro-denominated	1,254	1,361

Total CDS transactions with physical settlement provisions	1,455	1,626

Total	$7,574	$7,926

The following table summarizes changes in the fair values of the derivative liability of the AIGFP super senior multi-sector CDO credit default swap portfolio:

(in millions)	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Fair value of derivative liability, beginning of year	$4,418	$5,906
Unrealized market valuation (gain) loss	(158)	669
Purchases of underlying CDO securities*	-	(234)
Other terminations and realized losses	(10)	(1,923)

Fair value of derivative liability, end of period	$4,250	$4,418

*
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

American International Group, Inc., and Subsidiaries

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts, attachment points and percentage of gross notional amount rated less than B-/B-3:

(dollars in millions) CDO	Gross Notional Amount at March 31, 2010	Net Notional Amount at March 31, 2010	Attachment Point at Inception*	Attachment Point at March 31, 2010*	Percentage of Gross Notional Amount Rated Less than B-/B-3 at March 31, 2010

1	$1,075	$443	40.00%	58.84%	52.75%
2	687	326	53.00%	52.52%	27.45%
3	988	470	53.00%	52.39%	56.07%
4	1,192	322	76.00%	73.00%	69.62%
5	880	3	10.83%	8.17%	25.75%
6	268	192	39.33%	28.38%	84.04%
7	982	497	12.27%	6.30%	5.70%
8	1,058	757	25.24%	23.23%	7.43%
9	1,387	1,287	10.00%	7.25%	24.21%
10	387	296	33.00%	23.62%	72.55%
11	2,311	1,574	16.50%	18.75%	2.51%
12	376	197	32.00%	47.51%	68.61%
13	653	420	24.49%	35.66%	72.55%
14	543	402	32.90%	26.04%	91.83%
15	272	191	34.51%	29.98%	91.89%
16	3,707	197	9.72%	15.58%	63.58%

Total	$16,766	$7,574

*
Expressed as a percentage of gross notional amount of the referenced obligations. As a result of participation ratios and partial terminations, the attachment point may not always be computed by dividing net notional amount by gross notional amount.

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

The following table summarizes the gross transaction notional amount, percentage of the total CDO collateral pools, and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category:

At March 31, 2010 (in millions)

	Gross Transaction Notional Amount		Ratings							Vintage
		Percent of Total
ABS Category			AAA	AA	A	BBB	BB	<BB	NR	2009	2008	2007	2006	2005+P

RMBS PRIME	$2,030	12.11%	0.47%	0.46%	0.45%	0.59%	1.90%	8.24%	0.00%	0.00%	0.41%	6.98%	3.35%	1.37%

RMBS ALT-A	2,808	16.75%	0.12%	0.09%	0.32%	1.41%	0.52%	14.29%	0.00%	0.00%	0.62%	4.73%	6.21%	5.19%

RMBS SUBPRIME	3,604	21.50%	0.70%	1.01%	0.52%	0.66%	1.18%	17.43%	0.00%	0.00%	0.00%	1.03%	1.87%	18.60%

CMBS	3,270	19.50%	0.76%	1.88%	2.19%	3.18%	1.87%	9.50%	0.12%	0.00%	0.10%	1.71%	8.41%	9.28%

CDO	1,781	10.62%	0.12%	0.86%	0.83%	0.92%	0.99%	6.79%	0.11%	0.00%	0.00%	0.67%	1.77%	8.18%

OTHER	3,273	19.52%	5.45%	4.54%	4.75%	3.03%	0.79%	0.84%	0.12%	0.00%	0.62%	1.09%	5.14%	12.67%

Total	$16,766	100.00%	7.62%	8.84%	9.06%	9.79%	7.25%	57.09%	0.35%	0.00%	1.75%	16.21%	26.75%	55.29%

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

    The following table summarizes gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer, AIGFP's net notional amounts and fair value of derivative liability:

			Ratings
At March 31, 2010 (in millions)	Gross Transaction Notional Amount	Percent of Total
			Aa	A	Baa	Ba	<Ba	NR

Industry Sector
United States
Industrial	$8,660	36.9%	0.2%	5.1%	17.4%	4.1%	8.1%	2.0%
Financial	2,336	10.0%	0.2%	3.3%	3.3%	0.2%	1.8%	1.2%
Utilities	672	2.9%	0.0%	0.3%	2.4%	0.0%	0.1%	0.1%
Other	162	0.7%	0.0%	0.1%	0.1%	0.1%	0.0%	0.4%

Total United States	11,830	50.5%	0.4%	8.8%	23.2%	4.4%	10.0%	3.7%

Non-United States
Industrial	9,199	39.2%	0.2%	6.0%	12.7%	4.3%	4.8%	11.2%
Financial	1,152	4.9%	0.0%	2.5%	1.7%	0.1%	0.2%	0.4%
Government	884	3.8%	0.1%	1.6%	1.5%	0.4%	0.0%	0.2%
Utilities	314	1.3%	0.0%	0.1%	0.7%	0.0%	0.1%	0.4%
Other	82	0.3%	0.0%	0.1%	0.0%	0.0%	0.1%	0.1%

Total Non-United States	11,631	49.5%	0.3%	10.3%	16.6%	4.8%	5.2%	12.3%

Total gross transaction notional amount	23,461	100.0%	0.7%	19.1%	39.8%	9.2%	15.2%	16.0%

Subordination	7,094

Net Notional Amount	$16,367

Fair Value of Derivative Liability	$308

American International Group, Inc., and Subsidiaries

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts, attachment points and inception to date defaults:

(dollars in millions) CDS	Type	Net Notional Amount at March 31, 2010	Attachment Point at Inception(a)	Attachment Point at March 31, 2010(a)	Defaults through March 31, 2010(b)

1	Corporate Debt	$2,520	20.68%	19.52%	6.10%
2	Corporate Debt	989	22.14%	20.60%	3.58%
3	Corporate Debt	5,338	22.00%	20.68%	3.73%
4	Corporate Debt	989	22.14%	20.60%	3.58%
5	Corporate Debt	1,967	22.15%	20.93%	3.78%
6	Corporate Debt	983	20.80%	18.91%	4.17%
7	Corporate Debt	216	28.00%	27.68%	1.01%
8	Corporate Debt	641	24.00%	22.98%	3.54%
9	Corporate Debt	1,288	24.00%	22.89%	3.67%
10	CLO	249	35.85%	30.14%	3.96%
11	CLO	127	43.76%	42.36%	2.58%
12	CLO	198	44.20%	45.62%	1.86%
13	CLO	80	44.20%	45.62%	1.86%
14	CLO	151	44.20%	45.62%	1.86%
15	CLO	167	31.76%	34.10%	1.39%
16	CLO	337	30.40%	28.75%	0.00%
17	CLO	127	31.23%	29.08%	0.03%

Total		$16,367

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through March 31, 2010 expressed as a percentage of the gross transaction notional amount at March 31, 2010.

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

Regulatory Capital Relief Transactions

    As of March 31, 2010, 61.5 percent of AIGFP's regulatory capital relief transactions (measured by net notional amount) were subject to Credit Support Annexes (CSA) linked to AIG's credit rating and 38.5 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone International Swaps and Derivatives Association, Inc. (ISDA) Master Agreement (Master Agreement) or similar agreement, under which the aggregate Exposure is calculated with reference to only a single transaction.

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

American International Group, Inc., and Subsidiaries

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

The following table presents the amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than AIGFP's super senior credit default swaps subject to the same Master Agreements) as of the periods ended:

(in millions)	December 31, 2009	March 31, 2010	April 30, 2010

Reference to market indices	$60	$28	$36
Expected loss models	20	19	19
Negotiated amount	230	219	220

Total	$310	$266	$275

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

Arbitrage Portfolio — Corporate Debt/CLOs

    All of AIGFP's corporate arbitrage transactions are subject to CSAs. None of these transactions (measured by net notional amount) contains a special collateral posting provision, but each is subject to a Master Agreement that includes a CSA. These transactions are treated the same as other transactions subject to the same Master Agreement and CSA, with the calculation of collateral in accordance with the standard CSA procedures outlined above. None of these transactions, although subject to a Master Agreement and CSA, has specific valuation and threshold provisions.

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

    From time to time, valuation methodologies used and estimates made by counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have resulted in estimates that differ, at times significantly, from AIGFP's estimates. In almost all cases, AIGFP has been able to successfully resolve the differences or otherwise reach an accommodation with respect to collateral posting levels, including in certain cases by entering into compromise collateral arrangements. Due to the ongoing nature of

American International Group, Inc., and Subsidiaries

collateral arrangements, AIGFP regularly is engaged in discussions with one or more counterparties in respect of these differences, including at the present time. Valuation estimates made by counterparties for collateral purposes are, like any other third-party valuation, considered in the determination of the fair value estimates of AIGFP's super senior credit default swap portfolio.

The following table presents the amount of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	December 31, 2009	March 31, 2010	April 30, 2010

Regulatory capital	$310	$266	$275
Arbitrage – multi-sector CDO	3,715	3,683	3,606
Arbitrage – corporate	565	503	538

Total	$4,590	$4,452	$4,419

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

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

    AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG's calculation of the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs increased 0.90 percent of the notional amount outstanding for the first quarter of 2010. Further, it is difficult to extrapolate future experience based on current market conditions.

    For the purposes of estimating sensitivities for the super senior multi- sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $7.6 billion net notional amount of CDS written on multi-sector CDOs outstanding at March 31, 2010, a BET value is available for $4.8 billion net notional amount. No BET value is determined for $2.8 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $4.8 billion.

    The most significant assumption used in the BET model is the estimated price of the securities within the CDO collateral pools. If the actual price of the securities within the collateral pools differs from the price used in estimating the fair value of the super senior credit default swap portfolio, there is potential for material variation in the fair value estimate. Any further declines in the value of the underlying collateral securities held by a CDO will similarly affect the value of the super senior CDO securities. While the models attempt to predict changes in the prices of underlying collateral securities held within a CDO, the changes are subject to actual market conditions which have proved to be highly volatile, especially given current market conditions. AIG cannot predict reasonably likely changes in the prices of the underlying collateral securities held within a CDO at this time.

American International Group, Inc., and Subsidiaries

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at March 31, 2010 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at March 31, 2010
(dollars in millions)		Change	Entire Portfolio	RMBS PRIME	RMBS ALT-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	42 points	Increase of 5 points	$(299)	$(11)	$(25)	$(134)	$(82)	$(32)	$(15)
		Decrease of 5 points	258	12	24	103	83	13	23

Weighted		Increase of 1 year	49	1	6	38	-	1	3
average life	5.98 years	Decrease of 1 year	(90)	(3)	(3)	(86)	4	(1)	(1)

Recovery rates	23%	Increase of 10%	(38)	(1)	(1)	(10)	(23)	(1)	(2)
		Decrease of 10%	41	-	1	16	23	-	1

Diversity score(a)	13	Increase of 5	(9)
		Decrease of 5	31

Discount curve(b)	N/A	Increase of 100bps	13

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

Corporate Debt

    The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) to fair value of derivative liability at March 31, 2010 corresponding to changes in these market credit inputs:

Input Used at March 31, 2010 (in millions)	Increase (Decrease) To Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$23
Effect of a decrease by 10 basis points	$(23)
All base correlations
Effect of an increase by 1%	$6
Effect of a decrease by 1%	$(6)
Assumed recovery rate
Effect of an increase by 1%	$(5)
Effect of a decrease by 1%	$5

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

American International Group, Inc., and Subsidiaries

Investments

Investments by Segment

The following tables summarize the composition of AIG's investments by segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

At March 31, 2010
Fixed maturity securities:
Bonds available for sale, at fair value	$86,560	$122,669	$35,553	$2,025	$10,063	$256,870
Bond trading securities, at fair value	-	960	208	19,927	5,270	26,365
Equity securities:
Common and preferred stock available for sale, at fair value	4,466	293	1,383	22	667	6,831
Common and preferred stock trading, at fair value	50	1	238	317	7	613
Mortgage and other loans receivable, net of allowance	623	17,222	1,587	467	2,634	22,533
Finance receivables, net of allowance	-	-	-	18,912	-	18,912
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	-	43,258	-	43,258
Other invested assets	12,184	13,131	1,754	182	5,999	33,250
Securities purchased under agreements to resell, at fair value	-	-	-	1,615	-	1,615
Short-term investments	13,094	14,808	838	7,056	3,004	38,800

Total investments(a)	116,977	169,084	41,561	93,781	27,644	449,047
Cash	694	299	168	460	512	2,133

Total cash and investments(b)	$117,671	$169,383	$41,729	$94,241	$28,156	$451,180

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

At December 31, 2009
Fixed maturity securities:
Bonds available for sale, at fair value	$79,507	$116,629	$158,279	$2,057	$9,079	$365,551
Bond trading securities, at fair value	-	846	6,227	19,651	4,519	31,243
Equity securities:
Common and preferred stock available for sale, at fair value	2,770	320	5,781	22	629	9,522
Common and preferred stock trading, at fair value	48	1	7,881	388	-	8,318
Mortgage and other loans receivable, net of allowance	9	17,728	6,810	428	2,486	27,461
Finance receivables, net of allowance	-	-	-	20,327	-	20,327
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	-	44,091	-	44,091
Other invested assets	11,668	13,141	13,749	213	6,464	45,235
Securities purchased under agreements to resell, at fair value	-	-	-	2,154	-	2,154
Short-term investments	12,094	17,456	10,840	3,767	3,106	47,263

Total investments(a)	106,096	166,121	209,567	93,098	26,283	601,165
Cash	780	63	1,151	1,847	559	4,400

Total cash and investments	$106,876	$166,184	$210,718	$94,945	$26,842	$605,565

(a)
At March 31, 2010, approximately 82 percent and 18 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 60 percent and 40 percent, respectively, at December 31, 2009.

(b)
Total cash and investments of businesses held for sale amounted to $216.2 billion at March 31, 2010. See Note 3 to the Consolidated Financial Statements.

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

    AIG accounts for the vast majority of the invested assets held by its insurance companies at fair value. However, with limited exceptions (primarily with respect to separate account products on AIG's Consolidated Balance Sheet), AIG does not mark-to-market its insurance liabilities for changes in interest rates, even though rising interest rates have the effect of reducing the fair value of such liabilities, and falling interest rates have the opposite effect. This results in the recording of changes in unrealized gains (losses) on securities in Accumulated other comprehensive income resulting from changes in interest rates without any correlative, inverse changes in gains (losses) on AIG's liabilities. Because AIG's asset duration in certain low-yield currencies, particularly Japan and Taiwan, is shorter than its liability duration, AIG views increasing interest rates in these countries as economically advantageous, notwithstanding the effect that higher rates have on the market value of its fixed maturity portfolio.

    At March 31, 2010, approximately 78 percent of the fixed maturity securities were in domestic entities. Approximately 29 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 11 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Committee closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At March 31, 2010, approximately 17 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 2 percent were below investment grade or not rated at that date. Approximately one third of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

American International Group, Inc., and Subsidiaries

The following table presents the credit ratings of AIG's fixed maturity investments:

	March 31, 2010*	December 31, 2009

Rating:
AAA	27%	23%
AA	24	24
A	21	28
BBB	19	17
Below investment grade	7	6
Non-rated	2	2

Total	100%	100%

*
Excludes fixed maturity securities of businesses held for sale as of March 31, 2010.

American International Group, Inc., and Subsidiaries

Available for Sale Investments

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

March 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$4,777	$106	$(27)	$4,856	$-
Obligations of states, municipalities and political subdivisions	50,427	2,018	(292)	52,153	-
Non-U.S. governments	23,305	725	(213)	23,817	(1)
Corporate debt	127,707	8,507	(1,862)	134,352	14
Mortgage-backed, asset-backed and collateralized:
RMBS	30,089	1,027	(3,897)	27,219	(1,595)
CMBS	10,869	256	(3,180)	7,945	(451)
CDO/ABS	7,242	324	(1,038)	6,528	64

Total mortgage-backed, asset-backed and collateralized	48,200	1,607	(8,115)	41,692	(1,982)

Total bonds available for sale(b)	254,416	12,963	(10,509)	256,870	(1,969)
Equity securities available for sale:
Common stock	2,511	1,770	(19)	4,262	-
Preferred stock	635	103	(1)	737	-
Mutual funds	1,736	102	(6)	1,832	-

Total equity securities available for sale	4,882	1,975	(26)	6,831	-

Total(c)	$259,298	$14,938	$(10,535)	$263,701	$(1,969)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)	$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)	54,102	-
Non-U.S. governments	63,080	3,153	(649)	65,584	(1)
Corporate debt	185,188	10,826	(3,876)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)	28,324	(2,121)
CMBS	18,717	195	(5,623)	13,289	(739)
CDO/ABS	7,911	284	(1,304)	6,891	(63)

Total mortgage-backed, asset-backed and collateralized	58,801	1,470	(11,767)	48,504	(2,923)

Total bonds available for sale(b)	364,491	17,786	(16,726)	365,551	(2,805)
Equity securities available for sale:
Common stock	4,460	2,913	(75)	7,298	-
Preferred stock	740	94	(20)	814	-
Mutual funds	1,264	182	(36)	1,410	-

Total equity securities available for sale	6,464	3,189	(131)	9,522	-

Total	$370,955	$20,975	$(16,857)	$375,073	$(2,805)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At March 31, 2010 and December 31, 2009, bonds available for sale held by AIG that were below investment grade or not rated totaled $18.2 billion and $24.5 billion, respectively.

(c)
Excludes $163.0 billion and $36.1 billion of available for sale investments at fair value from businesses held for sale at March 31, 2010 and December 31, 2009, respectively. See Note 3 to the Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

The following table presents the industry categories of AIG's available for sale corporate debt securities:

Industry Category	March 31, 2010(a)	December 31, 2009

Financial institutions:
Money Center /Global Bank Groups	14%	18%
Regional banks – other	4	5
Life insurance	4	4
Securities firms and other finance companies	2	2
Insurance non-life	3	3
Regional banks – North America	3	2
Other financial institutions	5	4
Utilities	16	14
Communications	7	8
Consumer noncyclical	9	8
Capital goods	7	7
Consumer cyclical	5	5
Energy	6	6
Other	15	14

Total(b)	100%	100%

(a)
Excludes corporate debt of businesses held for sale as of March 31, 2010.

(b)
At March 31, 2010 and December 31, 2009, approximately 92 percent and 94 percent, respectively, of these investments were rated investment grade.

American International Group, Inc., and Subsidiaries

 Structured Securities

    Excluded in the tables below as of March 31, 2010 are structured securities of businesses held for sale with a fair value of $7.8 billion.

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	March 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS(a)
2010	$537	$-	$-	$537	2%	$-	$-	$-	$-	-%
2009	1,794	27	(5)	1,816	6	1,716	19	(6)	1,729	5
2008	3,110	146	-	3,256	10	3,418	135	(1)	3,552	11
2007	4,523	146	(703)	3,966	15	4,982	135	(881)	4,236	16
2006	4,979	193	(907)	4,265	17	5,206	197	(1,161)	4,242	16
2005 and prior	15,146	515	(2,282)	13,379	50	16,851	505	(2,791)	14,565	52

Total RMBS	$30,089	$1,027	$(3,897)	$27,219	100%	$32,173	$991	$(4,840)	$28,324	100%

Alt-A
2010	$71	$-	$-	$71	1%	$-	$-	$-	$-	-%
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	1,431	37	(331)	1,137	27	1,490	21	(408)	1,103	28
2006	1,458	10	(467)	1,001	28	1,484	9	(568)	925	28
2005 and prior	2,269	15	(595)	1,689	44	2,397	13	(705)	1,705	44

Total Alt-A	$5,229	$62	$(1,393)	$3,898	100%	$5,371	$43	$(1,681)	$3,733	100%

Subprime
2010	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	58	17	(15)	60	4	61	16	(18)	59	4
2006	150	8	(24)	134	10	180	6	(42)	144	11
2005 and prior	1,329	1	(578)	752	86	1,358	-	(659)	699	85

Total Subprime	$1,537	$26	$(617)	$946	100%	$1,599	$22	$(719)	$902	100%

Prime non-agency(b)
2010	$79	$-	$-	$79	1%	$-	$-	$-	$-	-%
2009	334	6	(1)	339	3	387	6	-	393	3
2008	55	6	-	61	1	109	9	-	118	1
2007	1,638	13	(259)	1,392	16	1,920	21	(340)	1,601	17
2006	2,163	99	(309)	1,953	21	2,259	91	(415)	1,935	20
2005 and prior	5,861	49	(981)	4,929	58	6,783	42	(1,272)	5,553	59

Total Prime non-agency	$10,130	$173	$(1,550)	$8,753	100%	$11,458	$169	$(2,027)	$9,600	100%

(a)
Includes $13.2 billion in agency backed securities.

(b)
Includes foreign and jumbo RMBS-related securities.

    AIG's operations held investments in RMBS with an estimated fair value of $27.2 billion or approximately 6 percent of AIG's total invested assets at March 31, 2010. In addition, AIG's insurance operations held investments with a fair value totaling $6.2 billion in CDOs/ABS, of which $6 million included some level of subprime exposure. AIG's RMBS investments are predominantly in tranches that contain substantial protection features through collateral subordination. As of April 30, 2010, $11.5 billion of AIG's RMBS portfolio had been downgraded as a result of rating agency actions since January 1, 2007, and $121 million of such investments had been upgraded. Of the downgrades, $10.0 billion were AAA rated securities. In addition to the downgrades, as of April 30, 2010, the rating agencies had $1.4 billion of RMBS on watch for downgrade.

    In the three-month periods ended March 31, 2010 and 2009, AIG collected approximately $1.3 billion and $1.0 billion, respectively, of principal payments on RMBS.

American International Group, Inc., and Subsidiaries

The following table presents AIG's RMBS investments by credit rating:

	March 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$19,119	$812	$(830)	$19,101	64%	$20,503	$793	$(1,256)	$20,040	64%
AA	1,442	1	(377)	1,066	5	1,547	22	(447)	1,122	5
A	858	-	(319)	539	3	1,423	6	(451)	978	4
BBB	991	29	(274)	746	3	1,428	30	(440)	1,018	5
Below investment grade	7,607	174	(2,095)	5,686	25	7,204	131	(2,245)	5,090	22
Non-rated	72	11	(2)	81	-	68	9	(1)	76	-

Total RMBS(a)(b)	$30,089	$1,027	$(3,897)	$27,219	100%	$32,173	$991	$(4,840)	$28,324	100%

Alt-A RMBS
AAA	$1,460	$27	$(262)	$1,225	28%	$1,707	$15	$(406)	$1,316	32%
AA	364	-	(115)	249	7	296	-	(108)	188	5
A	156	-	(63)	93	3	247	-	(95)	152	5
BBB	151	-	(41)	110	3	141	3	(46)	98	3
Below investment grade	3,098	34	(912)	2,220	59	2,980	25	(1,026)	1,979	55
Non-rated	-	1	-	1	-	-	-	-	-	-

Total Alt-A	$5,229	$62	$(1,393)	$3,898	100%	$5,371	$43	$(1,681)	$3,733	100%

Subprime RMBS
AAA	$581	$13	$(151)	$443	38%	$677	$13	$(207)	$483	42%
AA	185	-	(75)	110	12	150	1	(70)	81	10
A	135	-	(65)	70	9	191	1	(107)	85	12
BBB	102	-	(48)	54	6	160	-	(99)	61	10
Below investment grade	534	13	(278)	269	35	421	7	(236)	192	26
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Subprime	$1,537	$26	$(617)	$946	100%	$1,599	$22	$(719)	$902	100%

Prime non-agency
AAA	$4,591	$18	$(392)	$4,217	44%	$5,191	$40	$(600)	$4,631	45%
AA	863	-	(177)	686	9	1,018	21	(258)	781	9
A	474	-	(138)	336	5	879	5	(187)	697	8
BBB	600	29	(139)	490	6	957	4	(225)	736	8
Below investment grade	3,530	115	(704)	2,941	35	3,345	90	(757)	2,678	29
Non-rated	72	11	-	83	1	68	9	-	77	1

Total prime non-agency	$10,130	$173	$(1,550)	$8,753	100%	$11,458	$169	$(2,027)	$9,600	100%

(a)
The weighted average expected life is 6 years.

(b)
Includes $13.2 billion in agency backed securities.

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

American International Group, Inc., and Subsidiaries

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	March 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$9,657	$161	$(2,733)	$7,085	89%	$16,599	$161	$(4,925)	$11,835	89%
ReRemic/CRE CDO	696	29	(390)	335	6	932	20	(578)	374	5
Agency	216	9	-	225	2	200	8	(3)	205	1
Other	300	57	(57)	300	3	986	6	(117)	875	5

Total	$10,869	$256	$(3,180)	$7,945	100%	$18,717	$195	$(5,623)	$13,289	100%

The following table presents AIG's CMBS investments by credit rating:

	March 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$3,626	$115	$(241)	$3,500	33%	$8,579	$127	$(997)	$7,709	45%
AA	1,179	1	(346)	834	11	2,265	2	(839)	1,428	12
A	1,429	10	(374)	1,065	13	1,967	13	(832)	1,148	11
BBB	2,107	23	(918)	1,212	19	2,188	15	(1,009)	1,194	12
Below investment grade	2,449	86	(1,286)	1,249	23	3,155	38	(1,844)	1,349	17
Non-rated	79	21	(15)	85	1	563	-	(102)	461	3

Total	$10,869	$256	$(3,180)	$7,945	100%	$18,717	$195	$(5,623)	$13,289	100%

The following table presents AIG's CMBS investments by year of vintage:

	March 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2009	$35	$-	$-	$35	-%	$35	$-	$(1)	$34	-%
2008	256	2	(51)	207	2	263	-	(70)	193	1
2007	3,476	119	(1,383)	2,212	32	4,968	42	(2,134)	2,876	27
2006	1,455	33	(538)	950	13	2,842	19	(1,250)	1,611	15
2005 and prior	5,647	102	(1,208)	4,541	53	10,609	134	(2,168)	8,575	57

Total	$10,869	$256	$(3,180)	$7,945	100%	$18,717	$195	$(5,623)	$13,289	100%

American International Group, Inc., and Subsidiaries

The following table presents the percentage of AIG's CMBS investments by geographic region:

	March 31, 2010	December 31, 2009

Geographic region:
New York	15%	15%
California	13	14
Texas	6	7
Florida	6	6
Virginia	4	3
Illinois	3	3
New Jersey	3	3
Maryland	3	2
Georgia	3	3
Pennsylvania	2	3
All Other*	42	41

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry:

	March 31, 2010	December 31, 2009

Industry:
Office	31%	30%
Retail	28	30
Multi-family	17	15
Lodging	8	7
Industrial	7	7
Other	9	11

Total	100%	100%

    There have been disruptions in the CMBS market due to weakness in underlying commercial real estate fundamentals and the market's anticipation of increasing delinquencies and defaults. Although the market value has improved and CMBS spreads have tightened during the three-month period ended March 31, 2010, the market value of the holdings continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

American International Group, Inc., and Subsidiaries

 Investments in CDOs

The following table presents AIG's CDO investments, other than those of AIGFP, by collateral type:

	March 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$1,884	$61	$(495)	$1,450	78%	$2,015	$63	$(596)	$1,482	75%
Synthetic investment grade	116	87	(8)	195	5	220	83	(21)	282	8
Other	380	29	(97)	312	16	443	27	(107)	363	16
Subprime ABS	30	1	(25)	6	1	33	1	(27)	7	1

Total	$2,410	$178	$(625)	$1,963	100%	$2,711	$174	$(751)	$2,134	100%

The following table presents AIG's CDO investments, other than those of AIGFP, by credit rating:

	March 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$216	$2	$(25)	$193	9%	$326	$5	$(42)	$289	12%
AA	151	1	(26)	126	6	135	1	(29)	107	5
A	813	23	(217)	619	34	1,028	22	(311)	739	38
BBB	690	22	(210)	502	29	670	19	(214)	475	25
Below investment grade	540	130	(147)	523	22	550	108	(155)	503	20
Non-rated	-	-	-	-	-	2	19	-	21	-

Total	$2,410	$178	$(625)	$1,963	100%	$2,711	$174	$(751)	$2,134	100%

Commercial Mortgage Loans

    At March 31, 2010, AIG had direct commercial mortgage loan exposure of $14.8 billion, with $14.4 billion representing U.S. loan exposure. At that date, over 98 percent of the U.S. loans were current. Foreign commercial mortgage loans of $0.3 billion are secured predominantly by properties in Japan. A total of $1.0 billion of commercial mortgage loans are recorded in assets of businesses held for sale.

American International Group, Inc., and Subsidiaries

The following table presents the U.S. commercial mortgage loan exposure by state and type of loan:

At March 31, 2010 (dollars in millions)	Number of Loans	Amount*	Apartments	Offices	Retails	Industrials	Hotels	Others	Percent of Total

State:
California	210	$3,856	$117	$1,587	$231	$980	$403	$538	27%
New York	75	1,579	305	928	173	40	48	85	11
New Jersey	72	1,272	591	281	274	49	-	77	9
Texas	70	1,019	74	450	125	259	81	30	7
Florida	102	985	41	355	234	114	29	212	7
Pennsylvania	64	518	94	134	141	116	18	15	4
Ohio	62	421	198	51	71	47	40	14	3
Maryland	23	398	28	192	169	1	4	4	3
Arizona	18	329	107	55	61	11	9	86	2
Colorado	25	328	18	208	4	11	27	60	2
Other states	412	3,742	308	1,513	735	404	324	458	25

Total	1,133	$14,447	$1,881	$5,754	$2,218	$2,032	$983	$1,579	100%

*
Excludes portfolio valuation losses.

 AIGFP Trading Investments

The following table presents the fair value of AIGFP's fixed maturity trading investments:

	March 31, 2010		December 31, 2009
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

U.S. government and government sponsored entities	$6,284	32%	$6,292	33%
Non-U.S. governments	224	1	247	1
Corporate debt	1,633	8	1,342	7
State, territories and political subdivisions	348	2	365	2
Mortgage-backed, asset-backed and collateralized:
RMBS	2,539	13	2,806	15
CMBS	2,534	13	2,219	12
CDO/ABS and other collateralized	5,933	31	5,991	30

Total mortgage-backed, asset-backed and collateralized	11,006	57	11,016	57

Total	$19,495	100%	$19,262	100%

The following table presents the credit ratings of AIGFP's fixed maturity trading investments:

	March 31, 2010	December 31, 2009

Rating:
AAA	56%	64%
AA	16	13
A	13	12
BBB	4	3
Below investment grade	11	8

Total	100%	100%

American International Group, Inc., and Subsidiaries

 Other-Than-Temporary Impairments

    As a result of AIG's periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded impairment charges in earnings of $1.1 billion and $3.6 billion in the three-month periods ended March 31, 2010 and 2009, respectively. Refer to Note 6 to the Consolidated Financial Statements for a discussion of AIG's other-than-temporary impairment accounting policy.

The following table presents other-than-temporary impairment charges in earnings by segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

Three Months Ended March 31, 2010
Impairment Type:
Severity	$20	$8	$23	$-	$-	$51
Change in intent	1	6	21	-	-	28
Foreign currency declines	2	-	30	-	-	32
Issuer-specific credit events	78	577	140	6	162	963
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$101	$591	$214	$6	$162	$1,074

Three Months Ended March 31, 2009
Impairment Type:
Severity	$110	$813	$195	$2	$490	$1,610
Change in intent	121	537	-	-	42	700
Foreign currency declines	-	-	78	-	-	78
Issuer-specific credit events	252	588	3	7	270	1,120
Adverse projected cash flows on structured securities	-	116	-	4	21	141

Total	$483	$2,054	$276	$13	$823	$3,649

American International Group, Inc., and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended March 31, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$51	$51
Change in intent	-	-	6	7	15	28
Foreign currency declines	-	-	-	32	-	32
Issuer-specific credit events	248	4	466	20	225	963
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$248	$4	$472	$59	$291	$1,074

Three Months Ended March 31, 2009
Impairment Type:
Severity	$824	$440	$23	$98	$225	$1,610
Change in intent	-	-	-	585	115	700
Foreign currency declines	-	-	17	61	-	78
Issuer-specific credit events	690	64	97	126	143	1,120
Adverse projected cash flows on structured securities	140	1	-	-	-	141

Total	$1,654	$505	$137	$870	$483	$3,649

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

The following table presents other-than-temporary impairment charges in earnings by type of security and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended March 31, 2010
Rating:
AAA	$2	$-	$-	$14	$-	$16
AA	7	1	-	10	-	18
A	19	-	6	13	3	41
BBB	23	-	36	1	4	64
Below investment grade	197	3	292	21	-	513
Non-rated	-	-	138	-	284	422

Total	$248	$4	$472	$59	$291	$1,074

Three Months Ended March 31, 2009
Rating:
AAA	$755	$15	$50	$26	$-	$846
AA	316	17	41	61	10	445
A	174	330	29	209	14	756
BBB	122	77	13	208	28	448
Below investment grade	287	65	4	346	132	834
Non-rated	-	1	-	20	299	320

Total	$1,654	$505	$137	$870	$483	$3,649

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

American International Group, Inc., and Subsidiaries

    AIG has recognized the other-than-temporary impairment charges (severity losses) shown above in the three-month periods ended March 31, 2010 and 2009, respectively. With the adoption of the new other-than-temporary impairments accounting standard on April 1, 2009, such severity loss charges subsequent to that date exclusively related to equity securities and other invested assets. In all prior periods, such charges primarily related to mortgage-backed, asset-backed and collateralized securities, corporate debt securities of financial institutions and other equity securities. Notwithstanding AIG's intent and ability to hold such securities until they had recovered their cost or amortized cost basis, and despite structures that indicated, at the time, that a substantial amount of the securities should have continued to perform in accordance with original terms, AIG concluded, at the time, that it could not reasonably assert that the impairment would be temporary.

    Determinations of other-than-temporary impairments are based on fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, AIG expects to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit losses were not recognized.

    In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in the three-month periods ended March 31, 2010 and 2009 related to:

  •
  securities for which AIG has changed its intent to hold or sell;

  •
  declines due to foreign exchange rates;

  •
  issuer-specific credit events;

  •
  certain structured securities; and

  •
  other impairments, including equity securities, partnership investments and private equity investments.

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.10 percent and 0.06 percent of Total equity in the three-month periods ended March 31, 2010 and 2009, respectively.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings for the three-month periods ended March 31, 2010 and 2009 were $92 million and $445 million, respectively. For a discussion of recent accounting standards affecting fair values and other-than-temporary impairments, see Notes 1 and 6 to the Consolidated Financial Statements.

American International Group, Inc., and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

	Less than or equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)
										Total
At March 31, 2010 Aging(a) (dollars in millions)
	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0-6 months	$22,520	$419	2,536	$161	$40	21	$41	$21	8	$22,722	$480	2,565
7-12 months	6,554	477	465	2,520	819	254	884	561	104	9,958	1,857	823
> 12 months	23,422	1,659	2,347	5,175	1,520	604	1,449	1,001	168	30,046	4,180	3,119

Total	$52,496	$2,555	5,348	$7,856	$2,379	879	$2,374	$1,583	280	$62,726	$6,517	6,507

Below investment grade bonds
0-6 months	$855	$45	170	$67	$17	18	$29	$18	57	$951	$80	245
7-12 months	2,676	289	337	1,643	525	198	1,293	852	116	5,612	1,666	651
> 12 months	2,466	233	282	3,170	1,012	311	1,478	1,001	233	7,114	2,246	826

Total	$5,997	$567	789	$4,880	$1,554	527	$2,800	$1,871	406	$13,677	$3,992	1,722

Total bonds
0-6 months	$23,375	$464	2,706	$228	$57	39	$70	$39	65	$23,673	$560	2,810
7-12 months	9,230	766	802	4,163	1,344	452	2,177	1,413	220	15,570	3,523	1,474
> 12 months	25,888	1,892	2,629	8,345	2,532	915	2,927	2,002	401	37,160	6,426	3,945

Total(e)	$58,493	$3,122	6,137	$12,736	$3,933	1,406	$5,174	$3,454	686	$76,403	$10,509	8,229

Equity securities
0-6 months	$262	$18	351	$19	$5	16	$-	$-	1	$281	$23	368
7-12 months	7	1	15	6	2	9	-	-	-	13	3	24
> 12 months	-	-	-	-	-	-	-	-	-	-	-	-

Total	$269	$19	366	$25	$7	25	$-	$-	1	$294	$26	392

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

(e)
Item count is by CUSIP by subsidiary.

    For the three-month period ended March 31, 2010, net unrealized gains related to fixed maturity and equity securities increased by $3.8 billion reflecting an increase in fair value primarily due to the narrowing of credit spreads.

    See also Note 6 to the Consolidated Financial Statements.

Regulation

    Directive 2002/87/EC (Directive) issued by the European Parliament provides that certain financial conglomerates with regulated entities in the European Union are subject to supplementary supervision. Pursuant to the Directive, the Commission Bancaire (the French banking regulator) was appointed as AIG's supervisory coordinator. From February 2007 until March 2010, with the approval of the Commission Bancaire, the Office of Thrift Supervision (OTS) acted as AIG's equivalent supervisor, as permitted by the Directive in circumstances in which a financial conglomerate organized outside the European Union (such as AIG) has proposed to have one of its existing regulators recognized as its coordinator and such regulator's supervision is determined to be equivalent to that required by the Directive. Since March 2010, AIG has been in discussions with the Commission Bancaire regarding the possibility of proposing another of AIG's existing regulators as its equivalent supervisor.

American International Group, Inc., and Subsidiaries

    For additional information concerning the regulation of AIG and its businesses, see Item 1. Business — Regulation in the 2009 Annual Report on Form 10-K.

Risk Management

    For a complete discussion of AIG's risk management program, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management in the 2009 Annual Report on Form 10-K.

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

The following table presents AIG's largest credit exposures as a percentage of Total equity:

At March 31, 2010 Category	Risk Rating(a)		Credit Exposure as a Percentage of Total Equity

Investment Grade:
10 largest combined	A-	(b)	112.9	%(c)
Single largest non-sovereign (financial institution)	BBB-		9.2
Single largest corporate	AA		3.3
Single largest sovereign	AAA		26.1
Non-Investment Grade:
Single largest sovereign	BB-		2.0
Single largest non-sovereign	BB		0.6

(a)
Reflects AIG's internal risk ratings.

(b)
Six of the ten largest credit exposures are to financial institutions and four are to investment-grade rated sovereigns. Based on support from the US Government, the exposure to government-sponsored entities is included in the US Government total, rather than in financial institutions. None of the top ten is rated lower than BBB- or its equivalent.

(c)
Exposure to the ten largest combined as a percentage of Total equity was 102.8 percent at December 31, 2009.

    AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG defines its cross-border exposure to include both cross- border credit exposures and its cross-border investments in its own international subsidiaries. Nine countries had cross-border exposures in excess of 10 percent of Total equity at March 31, 2010 and December 31, 2009. Based on AIG's internal risk ratings, at that date, six were rated AAA, two were rated AA and one was rated A. The two largest sovereign exposures are to Bermuda and the United Kingdom.

    In addition, AIG reviews and manages its industry concentrations. AIG's single largest industry credit exposure is to the global financial institutions sector, which includes banks and finance companies, securities firms and insurance and reinsurance companies.

American International Group, Inc., and Subsidiaries

The following table presents AIG's largest credit exposures to the global financial institution sector as a percentage of Total equity:

At March 31, 2010	Credit Exposure as a Percentage of Total Equity(a)

Industry Category:
Money Center / Global Bank Groups	82.6	%(b)
European Regional Financial Institutions	14.7
Global Life Insurance Companies	13.2
Global Reinsurance Companies	12.4
Asian Regional Financial Institutions	10.1
Supranational Banks	8.0
North American Based Regional Financial Institutions	7.7

(a)
The table includes amounts related to AIA, ALICO and Nan Shan because their respective sales have not yet closed.

(b)
Exposure to Money Center/Global Bank Groups as a percentage of Total equity was 83.9 percent at December 31, 2009.

    AIG's exposure to its five largest money center/global bank group institutions was 34.0 percent of Total equity at March 31, 2010 compared to 33.5 percent of Total equity at December 31, 2009.

    AIG also has a risk concentration through the investment portfolios of its insurance companies in the U.S. municipal sector. AIG holds approximately $48.8 billion of tax-exempt and taxable securities issued by a wide number of municipal authorities across the U.S. and its territories. A majority of these securities are held in available-for-sale portfolios of AIG's domestic property-casualty insurance companies. These securities are comprised of the general obligations of states and local governments, revenue bonds issued by these same governments and bonds issued by transportation authorities, universities, state housing finance agencies and hospital systems. The average credit quality of these issuers is A-.

    Currently, several states, local governments and other issuers are facing pressures on their budget revenues from the effects of the recession and have had to cut spending and draw on reserve funds. Consequently, several municipal issuers in AIG's portfolios have been downgraded one or more notches by the rating agencies. The most notable of these issuers is the State of California, of which AIG holds approximately $1.1 billion of general obligation bonds, $95.7 million of which are defeased, and which at March 31, 2010 was also the largest single issuer in AIG's municipal finance portfolio. Nevertheless, despite the budget pressures facing the sector, AIG does not expect any significant defaults in portfolio holdings of municipal issuers.

    On April 27, 2010 one nationally recognized statistical rating agency lowered its rating of the government of Greece to sub-investment grade. As of May 4, 2010, AIG holds sovereign bonds issued by the Greek government amounting to $1.03 billion, the majority of which is in ALICO and its subsidiaries. AIG also holds sovereign bonds issued by the governments of Italy, Spain, Portugal and Ireland which collectively total approximately $2.0 billion. Although all are still investment grade, both Spain and Portugal were recently downgraded. The majority (approximately $1.2 billion) is held by ALICO and its subsidiaries.

    The Credit Risk Committee (CRC) reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. The CRC may adjust limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

American International Group, Inc., and Subsidiaries

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    Controls and Procedures

    In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, AIG's disclosure controls and procedures were effective. There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

American International Group, Inc., and Subsidiaries

 Part II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

    Included in Note 9(a) to the Consolidated Financial Statements.

ITEM 1A.    Risk Factors

    The following updates the "Execution of Restructuring Plan" risk factor in Item 1A. Risk Factors of the 2009 Annual Report on Form 10-K.

Significant conditions precedent must be satisfied in order to complete the AIA and ALICO sales on the agreed terms.

    Completion of the AIA sale is subject to the satisfaction (or waiver) of a number of conditions precedent, including:

  •
  the approval of the transaction by 75 percent of Prudential shareholders;

  •
  the approval of the scheme of arrangement between Prudential and existing Prudential shareholders by The High Court of Justice in England and Wales;

  •
  regulatory approvals in various foreign jurisdictions in connection with the acquisition by Prudential of the transferred businesses; and

  •
  regulatory approvals in certain U.S. states and various foreign jurisdictions in connection with the acquisition by AIG of the securities consideration.

    The ALICO sale also is subject to the satisfaction (or waiver) of similar regulatory approvals in both the United States and various foreign jurisdictions.

    Any relevant regulatory body may refuse its approval or may seek to make its approval subject to compliance by Prudential or MetLife, as the case may be, with unanticipated or onerous conditions, or, even if approval is not required, the regulator may impose requirements on Prudential or MetLife or the local operations of the transferred businesses. Prudential or MetLife, as the case may be, may not agree to those requirements.

    Because of the closing conditions applicable to each transaction, completion of either or both of the AIA sale and ALICO sale is not assured or may be delayed or, even if completed, may need to be significantly restructured.

Failure to complete the sales of AIA and ALICO could negatively affect AIG's businesses and financial results.

    If the sale of AIA or ALICO is not completed, the ongoing businesses of AIG may be adversely affected and AIG will be subject to several risks, including the following:

  •
  alternative plans to dispose of AIA or ALICO may be difficult to structure and may take extended periods of time to implement;

  •
  AIG may not be able to realize equivalent value for AIA or ALICO under an alternative asset disposition plan;

  •
  AIG will have incurred certain significant costs relating to the sales without receiving the benefits of the sales; and

  •
  negative customer perception could adversely affect the ability of the retained businesses to compete for, or to win, new and renewal business in the marketplace.

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

AMERICAN INTERNATIONAL GROUP, INC. (Registrant)
/s/ DAVID L. HERZOG David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer
/s/ JOSEPH D. COOK Joseph D.Cook Vice President Controller Principal Accounting Officer
Dated: May 7, 2010

American International Group, Inc., and Subsidiaries

Exhibit Index

Exhibit Number	Description	Location

2.1	Share Purchase Agreement, dated as of March 1, 2010 between AIA Aurora LLC, American International Group, Inc., Prudential Group Limited and Prudential plc	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 5, 2010 (File No. 1-8787)
2.2	Stock Purchase Agreement, dated as of March 7, 2010, among American International Group, Inc., ALICO Holdings LLC and MetLife, Inc.	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 11, 2010 (File No. 1-8787)
10.1	Determination Memorandum, dated March 23, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 2, 2010 (File No. 1-8787)
10.2	Determination Memorandum, dated April 16, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG	Filed herewith.
10.3	Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Filed herewith.
11	Statement re computation of per share earnings	Included in Note 9 to the Consolidated Financial Statements.
12	Computation of ratios of earnings to fixed charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009, (ii) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2010 and March 31, 2009, (iii) the Consolidated Statement of Equity for the three months ended March 31, 2010, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and March 31, 2009, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2010 and March 31, 2009 and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*	Filed herewith.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.