Form 10-Q
period 2010-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2010-08-06
CIK 5272

Use these links to rapidly review the document

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

    As of July 30, 2010, there were 135,126,343 shares outstanding of the registrant's common stock.

(This page intentionally left blank)

American International Group, Inc., and Subsidiaries

American International Group, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

Consolidated Balance Sheet

(in millions)	June 30, 2010	December 31, 2009

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2010 – $305,236; 2009 – $364,491)	$315,489	$365,551
Bond trading securities, at fair value	27,486	31,243
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2010 – $8,179; 2009 – $6,464)	11,016	9,522
Common and preferred stock trading, at fair value	5,276	8,318
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2010 – $153; 2009 – $119)	24,817	27,461
Finance receivables, net of allowance	17,862	20,327
Flight equipment primarily under operating leases, net of accumulated depreciation	40,973	44,091
Other invested assets (portion measured at fair value: 2010 – $12,093; 2009 – $18,888)	37,009	45,235
Securities purchased under agreements to resell, at fair value	965	2,154
Short-term investments (portion measured at fair value: 2010 – $24,095; 2009 – $23,975)	39,109	47,263

Total investments	520,002	601,165
Cash	2,840	4,400
Accrued investment income	4,223	5,152
Premiums and other receivables, net of allowance	18,329	16,549
Reinsurance assets, net of allowance	24,414	22,425
Current and deferred income taxes	3,999	4,108
Deferred policy acquisition costs	28,970	40,814
Real estate and other fixed assets, net of accumulated depreciation	3,608	4,142
Unrealized gain on swaps, options and forward transactions, at fair value	7,338	9,130
Goodwill	2,640	6,195
Other assets, including prepaid commitment asset of $5,916 in 2010 and $7,099 in 2009 (portion measured at fair value: 2010 – $14; 2009 – $288)	18,309	18,976
Separate account assets, at fair value	53,803	58,150
Assets held for sale	162,056	56,379

Total assets	$850,531	$847,585

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Balance Sheet (Continued)

(in millions, except share data)	June 30, 2010	December 31, 2009

Liabilities:
Liability for unpaid claims and claims adjustment expense	$85,604	$85,386
Unearned premiums	24,831	21,363
Future policy benefits for life and accident and health insurance contracts	92,949	116,001
Policyholder contract deposits (portion measured at fair value: 2010 – $4,510; 2009 – $5,214)	156,758	220,128
Other policyholder funds	13,975	13,252
Commissions, expenses and taxes payable	3,704	4,950
Insurance balances payable	4,015	4,393
Funds held by companies under reinsurance treaties	705	774
Securities sold under agreements to repurchase (portion measured at fair value: 2010 – $3,385; 2009 – $3,221)	4,056	3,505
Securities and spot commodities sold but not yet purchased, at fair value	226	1,030
Unrealized loss on swaps, options and forward transactions, at fair value	5,716	5,403
Trust deposits and deposits due to banks and other depositors (portion measured at fair value: 2010 – $14; 2009 – $15)	950	1,641
Other liabilities	21,745	22,503
Federal Reserve Bank of New York Commercial Paper Funding Facility (portion measured at fair value: 2009 – $2,742)	-	4,739
Federal Reserve Bank of New York credit facility	26,457	23,435
Other long-term debt (portion measured at fair value: 2010 – $12,638; 2009 – $13,195)	108,286	113,298
Separate account liabilities	53,803	58,150
Liabilities held for sale	142,104	48,599

Total liabilities	745,884	748,550

Commitments, contingencies and guarantees (see Note 9)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $129 and $211 associated with businesses held for sale in 2010 and 2009, respectively)	1,923	959
AIG shareholders' equity:
Preferred stock
Series E; $5.00 par value; shares issued: 2010 and 2009 – 400,000, at aggregate liquidation value	41,605	41,605
Series F; $5.00 par value; shares issued: 2010 and 2009 – 300,000, aggregate liquidation value: 2010 – 7,543; 2009 – 5,344	7,378	5,179
Series C; $5.00 par value; shares issued: 2010 and 2009 – 100,000, aggregate liquidation value: 2010 and 2009 – $0.5	23,000	23,000
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued:
2010 – 141,777,208; 2009 – 141,732,263	354	354
Treasury stock, at cost; 2010 – 6,660,908; 2009 – 6,661,356 shares of common stock	(873)	(874)
Additional paid-in capital	6,297	6,358
Accumulated deficit	(12,120)	(11,491)
Accumulated other comprehensive income	9,829	5,693

Total AIG shareholders' equity	75,470	69,824

Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	25,567	24,540
Other (including $320 and $2,234 associated with businesses held for sale in 2010 and 2009, respectively)	1,687	3,712

Total noncontrolling interests	27,254	28,252

Total equity	102,724	98,076

Total liabilities and equity	$850,531	$847,585

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2010	2009	2010	2009

Revenues:
Premiums and other considerations	$12,649	$14,074	$25,075	$29,118
Net investment income	5,386	6,858	10,931	8,332
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(847)	(1,084)	(1,164)	(4,702)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive loss	251	369	(270)	369

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(596)	(715)	(1,434)	(4,333)
Other realized capital gains (losses)	(22)	(416)	375	453

Total net realized capital losses	(618)	(1,131)	(1,059)	(3,880)
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	161	636	280	184
Other income	2,404	3,485	4,666	6,269

Total revenues	19,982	23,922	39,893	40,023

Benefits, claims and expenses:
Policyholder benefits and claims incurred	10,607	13,570	21,035	26,713
Policy acquisition and other insurance expenses	3,968	4,484	7,829	8,646
Interest expense	2,009	2,553	3,885	5,343
Restructuring expenses and related asset impairment and other expenses	70	326	190	678
Net loss (gain) on sale of divested businesses	(198)	566	(122)	307
Other expenses	1,923	2,252	3,716	4,495

Total benefits, claims and expenses	18,379	23,751	36,533	46,182

Income (loss) from continuing operations before income tax expense (benefit)	1,603	171	3,360	(6,159)
Income tax expense (benefit)	311	(415)	(112)	(1,284)

Income (loss) from continuing operations	1,292	586	3,472	(4,875)
Income (loss) from discontinued operations, net of income tax expense (benefit) (See Note 3)	(3,407)	1,259	(3,082)	1,587

Net income (loss)	(2,115)	1,845	390	(3,288)

Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	508	-	1,027	-
Other	20	(7)	139	(775)

Total net income (loss) from continuing operations attributable to noncontrolling interests	528	(7)	1,166	(775)
Net income from discontinued operations attributable to noncontrolling interests	13	30	23	18

Total net income (loss) attributable to noncontrolling interests	541	23	1,189	(757)

Net income (loss) attributable to AIG	$(2,656)	$1,822	$(799)	$(2,531)

Net income (loss) attributable to AIG common shareholders	$(538)	$311	$(161)	$(3,826)

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$1.14	$0.47	$3.44	$(39.89)
Income (loss) from discontinued operations	$(5.10)	$1.83	$(4.63)	$11.60
Diluted:
Income (loss) from continuing operations	$1.14	$0.47	$3.44	$(39.89)
Income (loss) from discontinued operations	$(5.10)	$1.83	$(4.63)	$11.60

Weighted average shares outstanding:
Basic	135,813,034	135,281,740	135,745,903	135,267,735
Diluted	135,869,594	135,336,440	135,807,313	135,267,735

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Net income (loss)	$(2,115)	$1,845	$390	$(3,288)

Other comprehensive income (loss):
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	237	1,112	1,230	1,112
Income tax benefit (expense) on above changes	(208)	(450)	(428)	(450)
Unrealized appreciation (depreciation) of all other investments – net of reclassification adjustments	4,789	8,957	7,320	5,585
Income tax benefit (expense) on above changes	(1,621)	(3,863)	(2,995)	(2,471)
Foreign currency translation adjustments	(822)	1,936	(1,780)	995
Income tax benefit (expense) on above changes	325	(618)	754	(409)
Net derivative gains (losses) arising from cash flow hedging activities – net of reclassification adjustments	13	45	37	71
Income tax benefit (expense) on above changes	26	(48)	24	(21)
Change in retirement plan liabilities adjustment	26	33	103	91
Income tax benefit (expense) on above changes	15	(12)	(9)	(30)

Other comprehensive income (loss)	2,780	7,092	4,256	4,473

Comprehensive income (loss)	665	8,937	4,646	1,185
Comprehensive income (loss) attributable to noncontrolling interests	37	193	6	(674)
Comprehensive income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	508	-	1,027	-

Comprehensive income (loss) attributable to AIG	$120	$8,744	$3,613	$1,859

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30,
(in millions)	2010	2009

Summary:
Net cash provided by (used in) operating activities	$9,771	$8,036
Net cash provided by (used in) investing activities	(6,067)	7,534
Net cash provided by (used in) financing activities	(4,527)	(18,441)
Effect of exchange rate changes on cash	(92)	31

Change in cash	(915)	(2,840)
Cash at beginning of period	4,400	8,642
Reclassification of assets held for sale	(645)	-

Cash at end of period	2,840	5,802

Cash flows from operating activities:
Net income (loss)	$390	$(3,288)
(Income) loss from discontinued operations	3,082	(1,587)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	(901)	(403)
Net (gains) losses on sales of divested businesses	106	307
Unrealized (gains) losses in earnings – net	255	(2,319)
Equity in (income) loss from equity method investments, net of dividends or distributions	(528)	1,953
Depreciation and other amortization	5,449	6,772
Provision for mortgage, other loans and finance receivables	533	1,526
Impairments of assets	2,769	5,470
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	1,545	2,727
Changes in operating assets and liabilities:
General and life insurance reserves	2,780	(99)
Premiums and other receivables and payables – net	(1,307)	1,120
Reinsurance assets and funds held under reinsurance treaties	(1,980)	1,166
Capitalization of deferred policy acquisition costs	(4,644)	(4,958)
Other policyholder funds	120	60
Current and deferred income taxes – net	(1,002)	(1,240)
Trading securities	321	647
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	1,312	(2,627)
Securities and spot commodities sold but not yet purchased	(804)	(1,451)
Finance receivables and other loans held for sale – originations and purchases	(9)	(52)
Sales of finance receivables and other loans – held for sale	58	47
Other, net	(1,275)	2,220

Total adjustments	2,798	10,866

Net cash provided by (used in) operating activities – continuing operations	6,270	5,991
Net cash provided by (used in) operating activities – discontinued operations	3,501	2,045

Net cash provided by (used in) operating activities	$9,771	$8,036

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Continued)

	Six Months Ended June 30,
(in millions)	2010	2009

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	$19,131	$26,855
Maturities of fixed maturity securities available for sale and hybrid investments	7,183	9,437
Sales of trading securities	4,303	8,004
Sales or distributions of other invested assets (including flight equipment)	4,356	4,993
Sales of divested businesses, net	1,673	2,855
Principal payments received on mortgage and other loans receivable	2,145	2,297
Principal payments received on and sales of finance receivables held for investment	2,725	6,903
Purchases of available for sale investments	(36,552)	(24,816)
Purchases of trading securities	(1,874)	(4,231)
Purchases of other invested assets (including flight equipment)	(4,261)	(5,452)
Acquisition, net of cash acquired	(139)	-
Mortgage and other loans receivable issued	(1,212)	(1,764)
Finance receivables held for investment – originations and purchases	(1,346)	(3,344)
Net additions to real estate, fixed assets, and other assets	(173)	(215)
Net change in short-term investments	1,669	(12,238)
Net change in non-AIGFP derivative assets and liabilities	(208)	46
Other, net	(126)	(29)

Net cash provided by (used in) investing activities – continuing operations	(2,706)	9,301
Net cash provided by (used in) investing activities – discontinued operations	(3,361)	(1,767)

Net cash provided by (used in) investing activities	$(6,067)	$7,534

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	$10,806	$11,210
Policyholder contract withdrawals	(8,816)	(17,094)
Change in commercial paper and other short-term debt	-	(414)
Change in Federal Reserve Bank of New York Commercial Paper Funding Facility borrowings	(5,855)	(4,118)
Federal Reserve Bank of New York credit facility borrowings	12,700	15,700
Federal Reserve Bank of New York credit facility repayments	(10,123)	(12,500)
Issuance of other long-term debt	8,383	2,558
Repayments on other long-term debt	(12,753)	(10,970)
Drawdown on the Department of the Treasury Commitment	2,199	1,150
Other, net	(1,158)	(274)

Net cash provided by (used in) financing activities – continuing operations	(4,617)	(14,752)
Net cash provided by (used in) financing activities – discontinued operations	90	(3,689)

Net cash provided by (used in) financing activities	$(4,527)	$(18,441)

Supplementary disclosure of cash flow information:
Cash (paid) received during the period for:
Interest	$(2,735)	$(3,265)
Taxes	$(859)	$746
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$4,061	$7,244
Long-term debt reduction due to deconsolidations	$1,092	$1,102
Debt assumed on consolidation of variable interest entities	$2,591	$-
Debt assumed on acquisition	$164	$-

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Equity

Six Months Ended June 30, 2010 (in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- controlling Interests	Total Equity

Balance, beginning of year	$69,784	$354	$(874)	$6,358	$(11,491)	$5,693	$69,824	$28,252	$98,076

Series F drawdowns	2,199	-	-	-	-	-	2,199	-	2,199
Common stock issued under stock plans	-	-	-	(5)	-	-	(5)	-	(5)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	170	(276)	(106)	-	(106)
Net income (loss) attributable to AIG or Other noncontrolling interests(a)	-	-	-	-	(799)	-	(799)	146	(653)
Net income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York	-	-	-	-	-	-	-	1,027	1,027
Other comprehensive income (loss)(b)	-	-	-	-	-	4,412	4,412	(157)	4,255
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(2,148)	(2,148)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	114	114
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(94)	(94)
Other	-	-	1	(56)	-	-	(55)	114	59

Balance, end of period	$71,983	$354	$(873)	$6,297	$(12,120)	$9,829	$75,470	$27,254	$102,724

Six Months Ended June 30, 2009

Balance, beginning of year	$40,000	$368	$(8,450)	$39,488	$(12,368)	$(6,328)	$52,710	$8,095	$60,805

Series C issuance	23,000	-	-	(23,000)	-	-	-	-	-
Series D exchange for Series E	1,605	-	-	(1,605)	-	-	-	-	-
Series F drawdowns	1,150	-	-	-	-	-	1,150	-	1,150
Series F commitment fee	(165)	-	-	-	-	-	(165)	-	(165)
Common stock issued under stock plans	-	-	136	(136)	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	11,826	(9,348)	2,478	-	2,478
Net loss attributable to AIG or other noncontrolling interests(a)	-	-	-	-	(2,531)	-	(2,531)	(935)	(3,466)
Other comprehensive income (loss)	-	-	-	-	-	4,390	4,390	83	4,473
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(3,306)	(3,306)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	475	475
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(264)	(264)
Other	-	-	-	(74)	-	-	(74)	27	(47)

Balance, end of period	$65,590	$368	$(8,314)	$14,673	$(3,073)	$(11,286)	$57,958	$4,175	$62,133

(a)
Excludes $16 million and $178 million for the six-month periods ended June 30, 2010 and 2009, respectively attributable to redeemable noncontrolling interests. For the six months ended June 30, 2010 excludes Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York of $1.0 billion.

(b)
Excludes $1 million attributable to redeemable noncontrolling interests.

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

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to items considered by management in the determination of:

  •
  insurance liabilities, including general insurance unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

  •
  recoverability of assets, including deferred policy acquisition costs (DAC) and flight equipment;

  •
  estimated gross profits for investment-oriented products;

  •
  the allowance for finance receivable losses;

  •
  impairment charges, including other-than-temporary impairments and goodwill impairment;

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

  •
  classification of entities as held for sale or as discontinued operations;

  •
  fair value of the assets and liabilities, including non-controlling interests, related to acquisitions; and

  •
  AIG's ability to continue as a going concern.

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's consolidated financial condition, results of operations and cash flows would be materially affected.

Out of Period Adjustments

    For the three- and six-month periods ended June 30, 2010, AIG recorded out of period adjustments relating to prior periods that increased Net loss attributable to AIG by $151 million and $279 million, respectively, primarily related to the effect of recording impairments on certain consolidated investments held in the Institutional Asset Management operations, which affected the calculation of income taxes, and a foreign currency adjustment. While these adjustments were noteworthy for the periods, after evaluating the quantitative and qualitative aspects of

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

these corrections, AIG concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

    Had these and all previously reported out of period adjustments been recorded in their appropriate periods, Net loss attributable to AIG for the year ended December 31, 2009 would have increased by $644 million, from $10.9 billion to $11.6 billion.

Going Concern Considerations

    In the audited financial statements included in the 2009 Annual Report on Form 10-K, management disclosed the conditions and events that led management to conclude that AIG would have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

Liquidity of Parent and Subsidiaries

    AIG manages liquidity at both the parent and subsidiary levels. AIG Parent has not had access to its traditional sources of financing through the public debt markets since September 2008. AIG is currently evaluating its ability to re-access the capital markets.

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

    During the first six months of 2010, International Lease Finance Corporation (ILFC) and American General Finance, Inc. (AGF) made substantial progress in addressing their liquidity needs.

    During the first six months of 2010, ILFC significantly increased its liquidity position through a combination of new secured and unsecured debt issuances of approximately $4.0 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Availability of $501 million of the approximately $4.0 billion of debt issuances and the extension of $2.16 billion of the revolving credit facility are subject to the satisfaction of certain collateralization milestones. In addition, during the six-month period ended June 30, 2010, ILFC agreed to sell 61 aircraft to third parties, of which 56 aircraft, with an aggregate book value of approximately $2.6 billion, met the criteria to be classified as held for sale. The aircraft classified as held for sale are expected to generate approximately $2.2 billion in gross proceeds during 2010. During the second quarter of 2010, three of the 61 aircraft were sold, of which one had been classified as held for sale. At June 30, 2010, 55 aircraft were recorded in Assets held for sale on the Consolidated Balance Sheet.

    During the first six months of 2010, AGF significantly enhanced its liquidity position through the following actions: AGF received cash proceeds of more than $500 million from a $1.0 billion asset securitization and executed and drew down fully a $3.0 billion five-year secured term loan. AGF used a portion of the proceeds from these transactions, cash on hand and proceeds from AIG's repayment of two demand promissory notes to repay all of its outstanding obligations under its $2.45 billion one-year term loans and its $2.125 billion five-year revolving credit facility (both of which were due in July 2010).

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Certain subsidiaries also have been dependent on the FRBNY and the Department of the Treasury to meet collateral posting requirements, to make debt repayments as amounts come due, and to meet capital or liquidity requirements. AIG expects that collateral posting requirements for AIGFP will continue to be reduced through the wind-down period.

Progress on Management's Plans for Stabilization of AIG and Repayment of AIG's Obligations as They Come Due

    Since September 2008, AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in managing its liquidity and capital. In accordance with its longstanding commitment to repay its obligations to the U.S. Government, AIG has commenced discussions with the FRBNY, the Department of the Treasury and the trustees of the AIG Credit Facility Trust, a trust established for the sole benefit of the United States Treasury (together with its trustees, the Trust), with respect to a proposed strategy to repay the FRBNY Credit Facility and allow the government to exit its ownership relationship with AIG.

Sales of Businesses and Specific Asset Dispositions

ALICO Sale

    On March 7, 2010, AIG and ALICO Holdings LLC, a special purpose vehicle formed by AIG (ALICO Holdings), entered into a definitive agreement (the ALICO Stock Purchase Agreement) with MetLife, Inc. (MetLife) for the sale of American Life Insurance Company (ALICO) by ALICO Holdings to MetLife, and the sale of Delaware American Life Insurance Company by AIG to MetLife, for approximately $15.5 billion, consisting of $6.8 billion in cash and the remainder in equity securities of MetLife, subject to closing adjustments.

    The cash portion of the proceeds from this sale will be paid to the FRBNY to reduce the liquidation preference of a portion of the preferred interests owned by the FRBNY in ALICO Holdings (together with the preferred interests owned by the FRBNY in AIA Holdings, the Preferred Interests). Upon the closing of this sale to MetLife, ALICO Holdings will receive and pay to the FRBNY the cash consideration and will hold the remainder of the transaction consideration, consisting of 78,239,712 shares of MetLife common stock, 6,857,000 shares of newly issued participating preferred stock convertible into 68,570,000 shares of common stock upon the approval of MetLife shareholders, and 40,000,000 equity units of MetLife with an aggregate stated value of $3 billion. AIG intends to monetize these MetLife securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. Approximately $3 billion in MetLife securities will be held in escrow to support indemnity claims, if any, which will wind down over a 30-month period. Unless otherwise agreed with the FRBNY, net cash proceeds from the monetization of these securities will be used to reduce the liquidation preference of the preferred interests owned by the FRBNY in ALICO Holdings and thereafter to repay any outstanding debt under the FRBNY Credit Facility.

Other Sales

    In the fourth quarter of 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan Life Insurance Company, Ltd. (Nan Shan) for approximately $2.15 billion. In the second quarter of 2010, AIG entered into an agreement with the Nan Shan purchasers, whereby on the closing of the sale of Nan Shan, the purchasers will deposit $325 million of the $2.15 billion purchase price into an escrow account for possible use by Nan Shan if its risk-based capital ratio falls below 200 percent during the four-year period after the closing of the sale. Any amount left in escrow at the end of the four-year period will be released to AIG.

    Dispositions of certain businesses will be subject to regulatory approval. Unless a waiver is obtained from the FRBNY, net proceeds from these dispositions, after taking into account taxes and transaction expenses, to the extent such proceeds do not represent capital of AIG's insurance subsidiaries required for regulatory or ratings purposes or are not to be utilized to redeem the Preferred Interests, are contractually required to be applied toward the repayment of the FRBNY Credit Facility as mandatory prepayments.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    From September 2008 through July 28, 2010, AIG entered into agreements to sell or completed the sale of operations and assets that generated or are expected to generate approximately $23.1 billion in aggregate net proceeds, including the MetLife securities discussed above. Of this amount, $17.3 billion in aggregate net proceeds represents amounts not yet collected on various transactions, the largest of which are the ALICO and Nan Shan transactions referred to above. Unless a waiver is obtained from the FRBNY, net proceeds collected (or monetized, in the case of the MetLife securities) by AIG are generally required to be applied toward the repayment of the FRBNY Credit Facility as mandatory prepayments, except for net cash proceeds on the ALICO sale which would first be used to reduce the liquidation preference of the preferred interests owned by the FRBNY in ALICO holdings, which was approximately $9.2 billion, including accrued return, as of June 30, 2010, and thereafter to repay any outstanding debt under the FRBNY Credit Facility. Through July 28, 2010, $1.4 billion has been paid to the FRBNY under the FRBNY Credit Facility as mandatory prepayments. AIG has also made payments of approximately $3.6 billion to the FRBNY that could be determined to be mandatory prepayments in the future. Proceeds from sales of assets of AIG Financial Products Corp. and AIG Trading Group, Inc. (collectively, AIGFP) are excluded from these amounts because the FRBNY waived the requirement that the proceeds from these specific sales be applied as mandatory prepayments. Gains and losses recorded in connection with the dispositions of businesses include estimates that are subject to subsequent adjustment. Based on the transactions closed to date, AIG does not believe that such adjustments will be material to future consolidated results of operations or cash flows.

AIA Transaction

    As of March 1, 2010, AIG and AIA Aurora LLC, a special purpose vehicle formed by AIG (AIA Holdings), entered into a definitive agreement (the AIA Share Purchase Agreement) with Prudential plc (Prudential) and Prudential Group Limited (formerly known as Petrohue (UK) Investments Limited), for the sale of AIA Group Limited (AIA) to Prudential Group Limited for approximately $35.5 billion.

    On June 1, 2010, Prudential proposed revised terms to acquire AIA. AIG's Board of Directors declined the proposal. On June 2, 2010, AIG and Prudential terminated the transaction. As a result, AIG concluded that it is no longer probable that it will close a sale of AIA within twelve months. Accordingly, AIA is no longer being presented as held for sale or as a discontinued operation in the Consolidated Financial Statements. See Note 2 herein for discussion of segment reporting presentation.

    In accordance with the terms of the purchase agreement, Prudential paid AIG a termination fee of $228 million, which was included in Net loss (gain) on sale of divested businesses in the Consolidated Statement of Income (Loss).

    In July 2010, AIG announced plans to conduct an initial public offering of AIA by seeking a listing of AIA on the Hong Kong Stock Exchange, subject to regulatory approvals and market conditions.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    contractual termination provisions and the amount that would be required to be paid in the event of a downgrade;

  •
  the potential for declines in bond and equity markets;

  •
  pending sales of significant subsidiaries or the potential for delays in asset dispositions and reduction in the anticipated proceeds therefrom;

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

    Based on the U.S. government's continuing commitment, the already completed transactions with the FRBNY, management's plans and progress made to stabilize AIG's businesses and dispose of certain assets, and after consideration of the risks and uncertainties of such plans, management believes that it will have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

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

    In connection with making the going concern assessment and conclusion, management and the Board of Directors of AIG confirmed in connection with the filing in February 2010 of the 2009 Annual Report on Form 10-K that "As first stated by the U.S. Treasury and the Federal Reserve in connection with the announcement of the AIG Restructuring Plan on March 2, 2009, the U.S. Government remains committed to continuing to work with AIG to maintain its ability to meet its obligations as they come due."

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

    When AIG does not obtain cash collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract (generally less than 90 percent of the security value), AIG accounts for the transaction as a sale of the security and reports the obligation to repurchase the security as a derivative contract. Where securities are carried in the available for sale category, AIG records a gain or loss in income. Where changes in fair value of securities are recognized through income, no additional gain or loss is recognized. The fair value of securities transferred under repurchase agreements accounted for as sales was $2.6 billion and $2.3 billion at June 30, 2010 and December 31, 2009, respectively, and the related cash collateral obtained was $1.9 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively.

    AIG minimizes the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when necessary.

    Securities lending invested collateral, at fair value and Securities lending payable: In 2008, AIG exited the domestic securities lending program, and during the first quarter of 2010, AIG exited its foreign securities lending activities.

Recent Accounting Standards

Accounting Changes

    AIG adopted the following accounting standards during the first six months of 2010:

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

    The new standard was effective for interim and annual periods beginning on January 1, 2010 for AIG. Earlier application was prohibited. The adoption of this standard increased both assets and liabilities by approximately $1.3 billion as a result of consolidating two previously unconsolidated QSPEs. The adoption of this new standard did not have a material effect on AIG's consolidated results of operations or cash flows.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes the two methods applied by AIG and the amount and classification in the Consolidated Balance Sheet of the assets and liabilities consolidated as a result of the adoption of the new standard on January 1, 2010:

	Transition Methods
(in millions)	Fair Value Option	Carrying Value	Total

Assets:
Bond trading securities, at fair value	$1,239	$1,262	$2,501
Mortgage and other loans receivable	-	1,980	1,980
Other invested assets	-	480	480
Other asset accounts	194	150	344
Assets held for sale	4,630	-	4,630

Total Assets	$6,063	$3,872	$9,935

Liabilities:
FRBNY commercial paper funding facility	$1,088	$-	$1,088
Other long-term debt	-	1,533	1,533
Other liability accounts	1	31	32
Liabilities held for sale	4,525	-	4,525

Total Liabilities	$5,614	$1,564	$7,178

    The cumulative effect adjustment of electing the fair value option was not material to AIG's accumulated deficit.

The following table summarizes the excess of amounts previously recorded upon the consolidation of previously unconsolidated VIEs, as a result of the adoption of the new standard on January 1, 2010:

(in billions)

Assets	$8.2

Liabilities	7.1
Redeemable noncontrolling interest	1.1
Equity:
Accumulated deficit	0.2
Accumulated other comprehensive income	(0.3)
Other noncontrolling interests	0.1

Total liabilities and equity	$8.2

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Future Application of Accounting Standards

Accounting for Embedded Credit Derivatives

    In March 2010, the FASB issued an accounting standard that amends the accounting for embedded credit derivative features in structured securities that redistribute credit risk in the form of subordination of one financial instrument to another. The new standard clarifies how to determine whether embedded credit derivative features, including those in collateralized debt obligations (CDOs), credit-linked notes (CLNs), synthetic CDOs and CLNs and other synthetic securities (e.g., commercial and residential mortgage-backed securities issued by securitization entities that wrote credit derivatives), are considered to be embedded derivatives that require bifurcation and separate accounting. The new standard is effective for interim and annual periods beginning on July 1, 2010 for AIG. Upon adoption, AIG will account for its investments in synthetic securities otherwise requiring bifurcation at fair value, with changes in fair value recognized in earnings. AIG expects that adoption of this standard will result in a reclassification of $306 million of synthetic securities from Bonds available for sale to Bond trading securities and will also result in a reclassification of $64 million from Accumulated other comprehensive income to Accumulated deficit as of July 1, 2010. AIG does not expect the adoption of this new standard to be material to its consolidated financial condition, results of operations or cash flows.

Consolidation of Investments in Separate Accounts

    In April 2010, the FASB issued an accounting standard that clarifies that an insurance company should not combine any investments held in separate account interests with its interest in the same investment held in its general account when assessing the investment for consolidation. Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. The standard also provides guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation of an investment is required and the insurer's interest is through its general account in addition to any separate accounts. The new standard is effective for interim and annual periods beginning on January 1, 2011 for AIG. Earlier application is permitted. AIG does not expect the adoption of this new standard to be material to its consolidated financial condition, results of operations or cash flows.

2. Segment Information

    AIG reports the results of its operations through four reportable segments: General Insurance, Domestic Life Insurance & Retirement Services, Foreign Life Insurance & Retirement Services, and Financial Services. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations and net gains (losses) on sales of divested businesses, because AIG believes this provides more meaningful information on how its operations are performing.

    AIA is no longer being presented as held for sale or as a discontinued operation in the Consolidated Financial Statements. AIA was presented as a discontinued operation in AIG's Form 10-Q for the quarter ended March 31, 2010. Accordingly, AIA's results of operations are included in the Asia operating segment within the Foreign Life Insurance & Retirement Services reportable segment and comprise the majority of that operating segment. See Note 1 herein for further discussion of the AIA transaction.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Total revenues:
General Insurance	$8,904	$8,849	$18,159	$16,954
Domestic Life Insurance & Retirement Services	2,977	3,498	6,203	5,201
Foreign Life Insurance & Retirement Services	4,636	5,198	8,876	8,736
Financial Services	1,885	2,368	3,393	3,633
Other	1,656	4,303	3,734	6,482
Consolidation and eliminations	(76)	(294)	(472)	(983)

Total revenues	19,982	23,922	39,893	40,023

Income (loss) from continuing operations before income tax benefit:
General Insurance	1,013	977	2,435	1,081
Domestic Life Insurance & Retirement Services	88	200	415	(1,627)
Foreign Life Insurance & Retirement Services	840	223	1,561	483
Financial Services	31	124	(408)	(1,006)
Other	(525)	(1,500)	(789)	(4,950)
Consolidation and eliminations	156	147	146	(140)

Total income (loss) from continuing operations before income tax benefit	$1,603	$171	$3,360	$(6,159)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

General Insurance
Total revenues:
Commercial Insurance	$5,409	$5,511	$10,812	$10,535
Foreign General Insurance	3,495	3,338	7,347	6,419

Total revenues	$8,904	$8,849	$18,159	$16,954

Pre-tax income (loss):
Commercial Insurance	$531	$572	$1,261	$348
Foreign General Insurance	482	405	1,174	733

Total pre-tax income (loss)	$1,013	$977	$2,435	$1,081

Domestic Life Insurance & Retirement Services
Total revenues:
Domestic Life Insurance	$1,978	$1,916	$3,912	$3,442
Domestic Retirement Services	999	1,582	2,291	1,759

Total revenues	$2,977	$3,498	$6,203	$5,201

Pre-tax income (loss):
Domestic Life Insurance	$284	$270	$511	$(28)
Domestic Retirement Services	(196)	(70)	(96)	(1,599)

Total pre-tax income (loss)	$88	$200	$415	$(1,627)

Foreign Life Insurance & Retirement Services
Total revenues:
Asia	$3,510	$4,376	$6,675	$7,137
Japan	1,126	822	2,201	1,599

Total revenues	$4,636	$5,198	$8,876	$8,736

Pre-tax income (loss):
Asia	$764	$421	$1,400	$785
Japan	76	(198)	161	(302)

Total pre-tax income (loss)	$840	$223	$1,561	$483

Financial Services
Total revenues:
Aircraft Leasing	$1,232	$1,384	$2,114	$2,665
Capital Markets	(50)	(8)	(284)	(977)
Consumer Finance	622	778	1,401	1,591
Other, including intercompany adjustments	81	214	162	354

Total revenues	$1,885	$2,368	$3,393	$3,633

Pre-tax income (loss):
Aircraft Leasing	$173	$410	$92	$726
Capital Markets	(132)	(128)	(430)	(1,249)
Consumer Finance	(6)	(191)	(31)	(497)
Other, including intercompany adjustments	(4)	33	(39)	14

Total pre-tax income (loss)	$31	$124	$(408)	$(1,006)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Other
Total revenues:
Parent & Other	$1,245	$1,901	$2,364	$2,005
Mortgage Guaranty	282	296	580	613
Change in fair value of ML III	358	462	1,109	462
Noncore Asset Management	(170)	186	(189)	(53)
Other noncore insurance	12	1,458	11	3,455
Consolidation and eliminations	(71)	-	(141)	-

Total revenues	$1,656	$4,303	$3,734	$6,482

Pre-tax income (loss):
Parent & Other	$(769)	$(1,264)	$(1,413)	$(3,326)
Mortgage Guaranty	245	(488)	341	(968)
Change in fair value of ML III	358	462	1,109	462
Noncore Asset Management	(365)	(325)	(828)	(1,338)
Other noncore insurance	6	115	2	220

Total pre-tax income (loss)	$(525)	$(1,500)	$(789)	$(4,950)

3. Discontinued Operations and Held-for-Sale Classification

Discontinued Operations

    As discussed in Note 1 herein, during the first quarter of 2010, AIG entered into an agreement to sell ALICO for approximately $15.5 billion. Also, in the fourth quarter of 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan for approximately $2.15 billion. In the second quarter of 2010, AIG entered into a $325 million escrow agreement with the Nan Shan purchasers, whereby on the closing of the sale of Nan Shan, the purchasers will deposit $325 million of the $2.15 billion purchase price into an escrow account for possible use by Nan Shan if its risk-based capital ratio falls below 200 percent during the four-year period after the closing of the sale. Any amount left in escrow at the end of the four-year period will be released to AIG. Accordingly, AIG is accounting for the escrow agreement as contingent sales consideration, which will be recorded in income upon the release of such amount to AIG, if any. This agreement contributed to an additional loss accrual related to the sale of Nan Shan of $294 million in the second quarter of 2010, which is reflected in Loss on Sale in the table below. On June 21, 2010, AIG and the buyers agreed to extend the agreement to sell deadline to purchase Nan Shan to October 12, 2010 to allow more time for regulatory approval.

    AIG expects the ALICO and Nan Shan sales to close during the fourth quarter of 2010 and, accordingly, the results of operations for these companies are presented as discontinued operations in AIG's Consolidated Statement of Income (Loss) for all periods presented and the aggregated assets and liabilities are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet at June 30, 2010 for ALICO and Nan Shan and at June 30, 2010 and December 31, 2009 for Nan Shan. Each of these companies previously had been a component of the Foreign Life Insurance & Retirement Services reportable segment.

    In the first quarter of 2010, AIG entered into an agreement to sell AIA and, at March 31, 2010 and for the three months then ended, AIG presented AIA as held for sale and as a discontinued operation. As a result of AIG's agreement with the buyer to terminate the agreement, AIG has concluded that it is no longer probable that it will close a sale of AIA within 12 months. Accordingly, AIA is no longer being presented as held for sale or as a discontinued operation in the Consolidated Financial Statements. See Notes 1 and 2 herein for further discussion.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    In the 2009 Annual Report on Form 10-K, Nan Shan was presented as a discontinued operation. In accordance with the terms of the FRBNY Credit Facility, net proceeds from dispositions, after taking into account taxes and transaction expenses, to the extent such proceeds do not represent capital of AIG's insurance subsidiaries required for regulatory or ratings purposes, are contractually required to be applied toward the repayment of the FRBNY Credit Facility as mandatory prepayments unless otherwise agreed with the FRBNY. As a result of restructuring activities with respect to Nan Shan's immediate parent in the second quarter of 2010, the net proceeds from the expected sale of Nan Shan will no longer be required for rating or regulatory purposes with respect to AIG's insurance company subsidiaries. Therefore, it is now anticipated that a mandatory prepayment from net proceeds will be required upon closing. The mandatory prepayment will reduce the amount available to be borrowed under the FRBNY Credit Facility by approximately the same amount as the prepayment. In conjunction with this anticipated prepayment, an allocation to interest expense of $82 million for the six-month period ended June 30, 2010, including periodic amortization of the prepaid commitment fee asset, was included in Income (loss) from discontinued operations. The interest expense allocation to discontinued operations shown in the table below was based on the estimated funds of $1.825 billion committed to repay the FRBNY Credit Facility multiplied by the daily interest rate for each respective period. The periodic amortization of the prepaid commitment fee asset allocated to discontinued operations was determined based on the ratio of funds committed to repay the FRBNY Credit Facility to the total outstanding available amount under the FRBNY Credit Facility.

The following table summarizes income (loss) from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Revenues:
Premiums and other considerations	$3,973	$3,744	$8,139	$7,565
Net investment income	1,412	2,027	2,955	2,917
Net realized capital gains (losses)	(145)	398	(189)	(214)
Other income	(40)	(1)	(40)	(1)

Total revenues	5,200	6,168	10,865	10,267

Benefits, claims and expenses*	8,093	4,973	13,090	9,055
Interest expense allocation	41	47	82	102

Income (loss) from discontinued operations	(2,934)	1,148	(2,307)	1,110

Loss on sale	(294)	-	(401)	-

Income (loss) from discontinued operations, before income tax expense (benefit)	(3,228)	1,148	(2,708)	1,110

Income tax expense (benefit)	179	(111)	374	(477)

Income (loss) from discontinued operations, net of tax	$(3,407)	$1,259	$(3,082)	$1,587

*
Includes a goodwill impairment charge of $3.3 billion for the three- and six months ended June 30, 2010 related to goodwill that had been allocated to ALICO as a consequence of ALICO's removal from the Japan and other operating segment.

    Certain other sales completed during 2010 and 2009 were not classified as discontinued operations because AIG continued to generate significant direct revenue-producing or cost-generating cash flows from the businesses sold or because associated assets, liabilities and results of operations were not material to AIG's consolidated financial position or results of operations.

Held-for-Sale Classification

    In the third quarter of 2009, AIG entered into an agreement to sell its investment advisory and third party asset management business for a $277 million cash payment at closing plus contingent consideration to be received over time. Prior to the closing of this transaction in the first quarter of 2010, this business was a component of the Noncore Asset Management business included within Other operations. This transaction met the criteria for held-

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for-sale accounting, and its assets and liabilities were included as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. As discussed above, this transaction did not meet the criteria for discontinued operations accounting because of a significant continuation of activities between AIG and the business sold.

    In the third quarter of 2009, AIG entered into an agreement to combine its consumer finance business in Poland, conducted through AIG Bank Polska S.A., into the Polish consumer finance business of Santander Consumer Finance S.A. (SCB). The transaction closed on June 8, 2010. In exchange, AIG received an equity interest in SCB. Prior to the closing of the transaction, AIG Bank Polska S.A. was a component of the Financial Services reporting segment. This transaction met the criteria for held-for-sale accounting and, as a result, its assets and liabilities are included as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. As discussed above, this transaction did not meet the criteria for discontinued operations accounting because of the equity interest in SCB that AIG received in this transaction.

The following table summarizes assets and liabilities held for sale:

(in millions)	June 30, 2010	December 31, 2009

Assets:
Fixed maturity securities	$111,591	$34,495
Deferred policy acquisition costs	13,670	3,322
Equity securities	6,339	2,947
Other invested assets	8,977	4,256
Short-term investments	8,909	3,501
Separate account assets	3,623	3,467
Mortgage and other loans receivable, net	6,324	3,997
Goodwill	9	25
Other assets	469	369

Total assets of businesses held for sale	159,911	56,379

Flight equipment*	2,145	-

Assets held for sale	$162,056	$56,379

Liabilities:
Future policy benefits for life and accident and health insurance contracts	$64,583	$38,023
Policyholder contract deposits	65,782	3,133
Separate account liabilities	3,623	3,467
Other liabilities	8,116	3,976

Total Liabilities of businesses held for sale	$142,104	$48,599

*
Represents 55 aircraft that are under agreements for sale by ILFC as of June 30, 2010.

 4. Business Combination

    On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji Fire & Marine Insurance Company Limited (Fuji), a publicly traded Japanese insurance company with property/casualty insurance and some life insurance operations. The acquisition of the additional voting shares for $145 million increased Chartis' total voting ownership interest in Fuji from 41.7 percent to 54.8 percent, which resulted in Chartis International obtaining control of Fuji. This acquisition was made to increase Chartis International's share in the substantial Japanese insurance market, which is undergoing significant consolidation, and to achieve cost savings from synergies.

    The purchase was accounted for under the acquisition method. Because the acquisition was completed on March 31, 2010, the initial accounting for the acquisition was incomplete when AIG issued its unaudited

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

condensed consolidated financial statements as of and for the three months ended March 31, 2010. The initial purchase price allocation was based on financial information that was available at the time to identify and estimate certain of the fair values of assets acquired, liabilities assumed, and noncontrolling interests of Fuji as of the acquisition date. During the quarter ended June 30, 2010, Chartis obtained additional information and revised the purchase price allocation, which included obtaining final appraisals of Fuji's insurance contracts, loans, certain real estate and intangible assets, and retrospectively adjusted the provisional amounts initially recorded.

The following table summarizes the estimated provisional fair values of major classes of identifiable assets acquired and liabilities assumed before revision as of March 31, 2010 and the revised amounts:

	At March 31, 2010
(in millions)	Before Revision*	As Revised

Identifiable net assets:
Investments	$10,121	$10,355
Cash	6	14
Premiums and other receivables	889	752
Reinsurance assets	517	533
Real estate and other fixed assets	428	365
Other assets, including value of business acquired	108	262
Liability for unpaid claims and claims adjustment expense	(1,561)	(1,526)
Unearned premiums	(3,139)	(3,128)
Future policy benefits for life and accident and health insurance contracts	(1,934)	(1,968)
Policyholder contract deposits	-	(24)
Other policyholder funds	(3,536)	(3,483)
Other liabilities	(460)	(811)

Total preliminary identifiable net assets acquired	1,439	1,341
Less:
Cash consideration transferred	145	145
Fair value of the noncontrolling interest	421	498
Fair value of AIG's previous equity interest in Fuji	292	292

Unallocated purchase price	$581	-

Bargain purchase gain	-	$406

*
Represents amounts originally reported for the three months ended March 31, 2010, which presented AIA as a discontinued operation, recast to present AIA as a continuing operation.

    Adjustments to the revised purchase price allocation as of March 31, 2010 may occur if new information becomes known about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date.

    In accordance with the acquisition method of accounting, Chartis remeasured its equity interest in Fuji held prior to the acquisition of the additional shares to fair value, which resulted in a $25 million loss. The loss was recorded in Other realized capital gains (losses) in the Consolidated Statement of Income (Loss). The fair values of AIG's previously-held equity interest and the noncontrolling interest were based on Fuji's publicly-traded share price on the Tokyo Stock Exchange as of the acquisition date.

    An insignificant amount of acquisition-related costs, consisting primarily of legal and transaction fees, was recorded in Other expenses in the Consolidated Statement of Income (Loss).

    The acquisition resulted in a bargain purchase gain of approximately $406 million, which is included in Other income in the Consolidated Statement of Income (Loss). AIG will retrospectively revise its results of operations for the three months ended March 31, 2010 when presenting comparative financial information containing that period. Consequently, the bargain purchase gain is included in the Consolidated Statement of Income (Loss) for the six months ended June 30, 2010, but is excluded from the three months ended June 30, 2010.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The bargain purchase gain is primarily attributable to the depressed market value of Fuji's common stock, which AIG believes is the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. AIG anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

The following table summarizes selected amounts from the Consolidated Statement of Income (Loss) for the three months ended March 31, 2010 (recast to present AIA as a continuing operation) revised to present the bargain purchase gain in that period:

	Three Months Ended March 31, 2010
(dollars in millions, except per share data)	Before Revision*	As Revised

Total revenues	$19,505	$19,911
Income from continuing operations	1,774	2,180
Net income	2,099	2,505
Net income attributable to AIG	1,451	1,857
Net income attributable to AIG common shareholders	294	376
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.70	$2.30
Diluted:
Income from continuing operations	$1.70	$2.30

*
Represents amounts originally reported for the three months ended March 31, 2010, which presented AIA as a discontinued operation, recast to present AIA as a continuing operation.

    Fuji's financial information is reported to Chartis on a quarter lag. Because the acquisition occurred on March 31, 2010, no revenue or earnings of Fuji are included in the Consolidated Statement of Income (Loss) for the three months ended June 30, 2010.

The following unaudited summarized pro forma consolidated income statement information assumes that the acquisition of Fuji occurred as of January 1, 2009. The pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Total revenues	$20,925	$24,316	$41,833	$40,965
Income (loss) from continuing operations	1,332	(35)	3,594	(5,779)
Net income (loss)	(2,075)	1,224	512	(4,192)
Net income (loss) attributable to AIG	(2,634)	1,480	(758)	(3,020)
Net income (loss) attributable to AIG common shareholders	(533)	1,197	(153)	(4,315)
Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	1.17	(0.24)	3.50	(43.49)
Diluted:
Income (loss) from continuing operations	1.17	(0.24)	3.50	(43.49)

American International Group, Inc. and Subsidiaries

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

    The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of pricing observability. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments traded in other-than-active markets or those that do not have quoted prices have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. An active market is one in which transactions for the asset or liability being valued occur with sufficient frequency and volume to provide pricing information on an ongoing basis. An other-than-active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset or liability being valued. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  •
  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government and agency securities, most investment-grade and high-yield corporate bonds, certain residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized debt obligations/asset-backed securities (CDO/ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, securities purchased (sold) under agreements to resell (repurchase), mutual fund and hedge fund investments, certain derivative contracts, guaranteed investment agreements (GIAs) and CPFF at AIGFP, other long-term debt and physical commodities.

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

    The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the levels noted above, and it is the observability of the inputs used that determines the appropriate level in the fair value hierarchy for the respective asset or liability.

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

American International Group, Inc. and Subsidiaries

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

Fixed Maturity Securities — Trading and Available for Sale

    AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure fixed maturity securities at fair value in its trading and available for sale portfolios. Market price data is generally obtained from dealer markets.

    Management is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions. AIG employs independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When AIG's valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

    Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted internal valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, benchmark yields, interest rate yield curves, credit spreads, currency rates, and other market-observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

    AIG has processes designed to ensure that the values received or internally estimated are accurately recorded and that the data inputs and the valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. AIG assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, AIG may validate the reasonableness of fair values by comparing information obtained

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

from AIG's valuation service providers to other third-party valuation sources for selected securities. AIG also validates prices for selected securities obtained from brokers through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

    The methodology above is relevant for all fixed maturity securities; following are discussions of certain procedures unique to specific classes of securities.

Fixed Maturity Securities issued by Government Entities

    For most debt securities issued by government entities, AIG obtains fair value information from independent third-party valuation service providers, as quoted prices are generally only available for limited debt securities issued by government entities. The fair values received from these valuation service providers may be based on a market approach using matrix pricing, which considers a security's relationship to other securities for which a quoted price in an active market may be available, or alternatively based on an income approach, which uses valuation techniques to convert future cash flows to a single present value amount.

Fixed Maturity Securities issued by Corporate Entities

    For most debt securities issued by corporate entities, AIG obtains fair value information from third-party valuation service providers. For certain corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

RMBS, CMBS, CDOs and other ABS

    Third-party valuation service providers also provide fair value information for the majority of AIG investments in RMBS, CMBS, CDOs and other ABS. Where pricing is not available from valuation service providers, AIG obtains fair value information from brokers. Broker prices may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to structured securities, including ratings, collateral types, geographic concentrations, underlying loan vintages, loan delinquencies, and weighted average coupons and maturities. Broker prices may also be based on a market approach that considers recent transactions involving identical or similar securities. When the volume or level of market activity for an investment in RMBS, CMBS, CDOs or other ABS is limited, certain inputs used to determine fair value may not be observable in the market.

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

    As of June 30, 2010, AIG expected to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, in the Maiden Lane Interests over the remaining life of the investments after repayment of the first priority obligations owed to the FRBNY. AIG's cash flow methodology considers the capital structure of the collateral securities and their expected credit losses from the underlying asset pools. The fair values of the Maiden Lane Interests are most affected by changes in the discount rates and changes in the underlying estimated future collateral cash flow assumptions used in the valuation model.

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

	Fair Value Change
Six Months Ended June 30, 2010 (in millions)
	Maiden Lane II	Maiden Lane III

Discount Rates:
200 basis point increase	$(110)	$(639)
200 basis point decrease	125	735
400 basis point increase	(207)	(1,197)
400 basis point decrease	268	1,584

Estimated Future Cash Flows:
10% increase	297	839
10% decrease	(304)	(853)
20% increase	589	1,666
20% decrease	(608)	(1,702)

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

Other Assets Measured at Fair Value

    Securities Purchased (Sold) under Agreements to Resell (Repurchase) — AIG estimates the fair value of receivables (payables) arising from securities purchased (sold) under agreements to resell (repurchase) using dealer quotations, discounted cash flow analyses and/or internal valuation models. This methodology considers such factors as the coupon rate, yield curves, prepayment rates and other relevant factors.

    Short-term Investments — For short-term investments that are measured at fair value, AIG obtains fair value information from independent third-party valuation service providers. The determination of fair value for these instruments is consistent with the process for fixed maturity securities, as discussed above.

    Loans Receivable — AIG estimates the fair value of mortgage and other loans receivable by using dealer quotations, discounted cash flow analyses and/or internal valuation models. The determination of fair value considers inputs such as interest rate, maturity, the borrower's creditworthiness, collateral, subordination, guarantees, past-due status, yield curves, credit curves, prepayment rates, market pricing for comparable loans and other relevant factors.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 63.2 percent of the underlying securities used in the valuation at June 30, 2010. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

    The BET model also uses diversity scores, weighted average lives, recovery rates and discount rates. AIGFP employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDO of the unique aspects of the CDO's structure such as triggers that divert cash flows to the most senior part of the capital

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Other Long-Term Debt

    When fair value accounting has been elected, the fair value of non-structured liabilities is generally determined by using market prices from exchange or dealer markets, when available, or discounting expected cash flows using the appropriate discount rate for the applicable maturity. Such instruments are generally classified in Level 2 of the fair value hierarchy as substantially all inputs are readily observable. AIG determines the fair value of structured liabilities and hybrid financial instruments (where performance is linked to structured interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified in Level 2 or Level 3 depending on the observability of significant inputs to the model. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect AIG's own credit worthiness based on observable credit spreads of AIG.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

At June 30, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$112	$5,450	$-	$-	$-	$5,562
Obligations of states, municipalities and Political subdivisions	-	50,119	1,086	-	-	51,205
Non-U.S. governments	46	52,220	42	-	-	52,308
Corporate debt	-	159,282	3,167	-	-	162,449
Residential mortgage-backed securities (RMBS)	-	21,924	7,114	-	-	29,038
Commercial mortgage-backed securities (CMBS)	-	3,467	4,576	-	-	8,043
Collateralized Debt Obligations/Asset-Backed Securities (CDO/ABS)	-	2,047	4,837	-	-	6,884

Total bonds available for sale	158	294,509	20,822	-	-	315,489

Bond trading securities:
U.S. government and government sponsored entities	276	6,770	-	-	-	7,046
Obligations of states, municipalities and Political subdivisions	-	322	-	-	-	322
Non-U.S. governments	3	974	7	-	-	984
Corporate debt	-	2,621	103	-	-	2,724
RMBS	-	2,043	5	-	-	2,048
CMBS	-	2,300	226	-	-	2,526
CDO/ABS	-	3,313	8,523	-	-	11,836

Total bond trading securities	279	18,343	8,864	-	-	27,486

Equity securities available for sale:
Common stock	8,038	54	32	-	-	8,124
Preferred stock	-	695	53	-	-	748
Mutual funds	2,097	27	20	-	-	2,144

Total equity securities available for sale	10,135	776	105	-	-	11,016

Equity securities trading:
Common stock	1,018	97	1	-	-	1,116
Preferred stocks	-	1	-	-	-	1
Mutual funds	4,024	135	-	-	-	4,159

Total equity securities trading	5,042	233	1	-	-	5,276

Mortgage and other loans receivable	-	153	-	-	-	153
Other invested assets(c)	2,352	2,932	6,809	-	-	12,093
Unrealized gain on swaps, options and forward transactions:
Interest rate contracts	2	26,116	1,129	-	-	27,247
Foreign exchange contracts	-	402	30	-	-	432
Equity contracts	71	495	62	-	-	628
Commodity contracts	-	42	17	-	-	59
Credit contracts	-	2	439	-	-	441
Other contracts	7	783	75	-	-	865
Counterparty netting and cash collateral	-	-	-	(17,884)	(4,450)	(22,334)

Total unrealized gain on swaps, options and forward transactions	80	27,840	1,752	(17,884)	(4,450)	7,338

Securities purchased under agreements to resell	-	965	-	-	-	965
Short-term investments	4,031	20,064	-	-	-	24,095
Separate account assets	51,369	2,433	1	-	-	53,803
Other assets	-	14	-	-	-	14

Total	$73,446	$368,262	$38,354	$(17,884)	$(4,450)	$457,728

Liabilities:
Policyholder contract deposits	$-	$-	$4,510	$-	$-	$4,510
Securities sold under agreements to repurchase	-	3,385	-	-	-	3,385
Securities and spot commodities sold but not yet purchased	143	83	-	-	-	226
Unrealized loss on swaps, options and forward transactions:
Interest rate contracts	-	21,163	978	-	-	22,141
Foreign exchange contracts	-	582	6	-	-	588
Equity contracts	7	470	62	-	-	539
Commodity contracts	-	47	-	-	-	47
Credit contracts(d)	-	59	5,022	-	-	5,081
Other contracts	-	128	182	-	-	310
Counterparty netting and cash collateral	-	-	-	(17,884)	(5,106)	(22,990)

Total unrealized loss on swaps, options and forward transactions	7	22,449	6,250	(17,884)	(5,106)	5,716

Trust deposits and deposits due to banks and other depositors	-	14	-	-	-	14
Other long-term debt	-	11,684	954	-	-	12,638

Total	$150	$37,615	$11,714	$(17,884)	$(5,106)	$26,489

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$146	$5,077	$-	$-	$-	$5,223
Obligations of states, municipalities and Political subdivisions	219	53,270	613	-	-	54,102
Non-U.S. governments	312	64,519	753	-	-	65,584
Corporate debt	10	187,337	4,791	-	-	192,138
Residential mortgage-backed securities (RMBS)	-	21,670	6,654	-	-	28,324
Commercial mortgage-backed securities (CMBS)	-	8,350	4,939	-	-	13,289
Collateralized Debt Obligations/Asset-Backed Securities (CDO/ABS)	-	2,167	4,724	-	-	6,891

Total bonds available for sale	687	342,390	22,474	-	-	365,551

Bond trading securities:
U.S. government and government sponsored entities	394	6,317	16	-	-	6,727
Obligations of states, municipalities and Political subdivisions	-	371	-	-	-	371
Non-U.S. governments	2	1,363	56	-	-	1,421
Corporate debt	-	5,205	121	-	-	5,326
RMBS	-	3,671	4	-	-	3,675
CMBS	-	2,152	325	-	-	2,477
CDO/ABS	-	4,381	6,865	-	-	11,246

Total bond trading securities	396	23,460	7,387	-	-	31,243

Equity securities available for sale:
Common stock	7,254	9	35	-	-	7,298
Preferred stock	-	760	54	-	-	814
Mutual funds	1,348	56	6	-	-	1,410

Total equity securities available for sale	8,602	825	95	-	-	9,522

Equity securities trading:
Common stock	1,254	104	1	-	-	1,359
Mutual funds	6,460	492	7	-	-	6,959

Total equity securities trading	7,714	596	8	-	-	8,318

Mortgage and other loans receivable	-	119	-	-	-	119
Other invested assets(c)	3,322	8,656	6,910	-	-	18,888
Unrealized gain on swaps, options and forward transactions	123	32,617	1,761	(19,054)	(6,317)	9,130
Securities purchased under agreements to resell	-	2,154	-	-	-	2,154
Short-term investments	1,898	22,077	-	-	-	23,975
Separate account assets	56,165	1,984	1	-	-	58,150
Other assets	-	18	270	-	-	288

Total	$78,907	$434,896	$38,906	$(19,054)	$(6,317)	$527,338

Liabilities:
Policyholder contract deposits	$-	$-	$5,214	$-	$-	$5,214
Securities sold under agreements to repurchase	-	3,221	-	-	-	3,221
Securities and spot commodities sold but not yet purchased	159	871	-	-	-	1,030
Unrealized loss on swaps, options and forward transactions(d)	8	24,789	7,826	(19,054)	(8,166)	5,403
Trust deposits and deposits due to banks and other depositors	-	15	-	-	-	15
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	2,742	-	-	-	2,742
Other long-term debt	-	12,314	881	-	-	13,195

Total	$167	$43,952	$13,921	$(19,054)	$(8,166)	$30,820

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.6 billion and $118 million, respectively, at June 30, 2010 and $1.6 billion and $289 million, respectively, at December 31, 2009.

(c)
Approximately 5.7 percent and 6 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at June 30, 2010 and December 31, 2009, respectively. AIG's ownership in these funds represented 62.9 percent, or $1.4 billion, of Level 3 assets at June 30, 2010 and 71.1 percent, or $1.6 billion, of Level 3 assets at December 31, 2009.

(d)
Included in Level 3 is the fair value derivative liability of $4.2 billion and $4.8 billion at June 30, 2010 and December 31, 2009, respectively, on the AIGFP super senior credit default swap portfolio.

 Transfers of Level 1 and Level 2 Assets and Liabilities

    AIG had no significant transfers between Level 1 and Level 2 during the three- and six-month periods ended June 30, 2010.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2010 and 2009 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Income (Loss) during those periods related to the Level 3 assets and liabilities that remained on the Consolidated Balance Sheet at June 30, 2010 and 2009:

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements-Net	Transfers(c)	Activity of Discontinued Operations	Reclassified from Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Three Months Ended June 30, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$948	$(7)	$(6)	$49	$101	$-	$1	$1,086	$-
Non-U.S. governments	5	-	-	24	5	-	8	42	-
Corporate debt	3,917	9	17	(126)	(786)	-	136	3,167	-
RMBS	6,832	(122)	550	(165)	19	-	-	7,114	-
CMBS	4,396	(283)	468	(132)	69	-	58	4,576	-
CDO/ABS	4,576	54	9	(155)	77	-	276	4,837	-

Total bonds available for sale	20,674	(349)	1,038	(505)	(515)	-	479	20,822	-

Bond trading securities:
U.S. government and government sponsored entities	-	-	-	-	-	-	-	-	-
Non-U.S. governments	2	-	-	(1)	6	-	-	7	-
Corporate debt	7	(11)	-	(2)	-	-	109	103	(9)
RMBS	5	-	-	-	-	-	-	5	-
CMBS	294	20	-	(88)	-	-	-	226	29
CDO/ABS	7,895	674	-	(49)	3	-	-	8,523	350

Total bond trading securities	8,203	683	-	(140)	9	-	109	8,864	370

Equity securities available for sale:
Common stock	36	1	(4)	(6)	2	-	3	32	-
Preferred stock	52	-	2	(1)	-	-	-	53	-
Mutual funds	-	-	(1)	8	7	-	6	20	-

Total equity securities available for sale	88	1	(3)	1	9	-	9	105	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Mutual funds	-	-	-	-	-	-	-	-	-

Total equity securities trading	1	-	-	-	-	-	-	1	-

Other invested assets	5,853	118	95	(27)	620	-	150	6,809	(78)
Other assets	-	-	-	-	-	-	-	-	-
Separate account assets	-	-	-	-	1	-	-	1	-

Total	$34,819	$453	$1,130	$(671)	$124	$-	$747	$36,602	$292

Liabilities:
Policyholder contract deposits	$(641)	$(820)	$-	$(129)	$-	$-	$(2,920)	$(4,510)	$868
Unrealized loss on swaps, options and forward transactions, net:
Interest rate contracts	(1,286)	435	(1)	99	904	-	-	151	(156)
Foreign exchange contracts	29	(2)	-	(3)	-	-	-	24	(4)
Equity contracts	55	(53)	-	(31)	29	-	-	-	(1)
Commodity contracts	20	(3)	-	-	-	-	-	17	3
Credit contracts	(4,910)	162	-	166	(1)	-	-	(4,583)	(332)
Other contracts	(130)	(7)	-	16	15	-	(1)	(107)	10

Total unrealized loss on swaps, options and forward transactions, net	(6,222)	532	(1)	247	947	-	(1)	(4,498)	(480)

Other long-term debt	(1,123)	73	-	67	29	-	-	(954)	(72)

Total	$(7,986)	$(215)	$(1)	$185	$976	$-	$(2,921)	$(9,962)	$316

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements-Net	Transfers(c)	Activity of Discontinued Operations	Reclassified from Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Six Months Ended June 30, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$613	$(21)	$(13)	$158	$349	$3	$(3)	$1,086	$-
Non-U.S. governments	753	-	-	24	5	44	(784)	42	-
Corporate debt	4,791	(10)	103	(238)	(1,446)	19	(52)	3,167	-
RMBS	6,654	(241)	992	(307)	50	29	(63)	7,114	-
CMBS	4,939	(763)	1,284	(265)	636	552	(1,807)	4,576	-
CDO/ABS	4,724	76	267	(171)	108	(3)	(164)	4,837	-

Total bonds available for sale	22,474	(959)	2,633	(799)	(298)	644	(2,873)	20,822	-

Bond trading securities:
U.S. government and government sponsored entities	16	-	-	-	-	(16)	-	-	-
Non-U.S. governments	56	-	-	(51)	8	(6)	-	7	-
Corporate debt	121	(16)	2	(2)	-	(2)	-	103	(10)
RMBS	4	1	-	-	-	19	(19)	5	2
CMBS	325	60	-	(95)	34	3	(101)	226	130
CDO/ABS	6,865	1,791	-	(136)	3	22	(22)	8,523	899

Total bond trading securities	7,387	1,836	2	(284)	45	20	(142)	8,864	1,021

Equity securities available for sale:
Common stock	35	(1)	1	(5)	2	-	-	32	-
Preferred stock	54	(5)	4	(1)	1	-	-	53	-
Mutual funds	6	-	(1)	8	7	-	-	20	-

Total equity securities available for sale	95	(6)	4	2	10	-	-	105	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Mutual funds	7	-	-	-	-	10	(17)	-	-

Total equity securities trading	8	-	-	-	-	10	(17)	1	-

Other invested assets	6,910	(13)	380	(953)	523	12	(50)	6,809	(149)
Other assets	270	-	-	(270)	-	-	-	-	-
Separate account assets	1	-	-	-	1	-	(1)	1	-

Total	$37,145	$858	$3,019	$(2,304)	$281	$686	$(3,083)	$36,602	$872

Liabilities:
Policyholder contract deposits	$(5,214)	$(624)	$-	$(268)	$-	$93	$1,503	$(4,510)	$684
Unrealized loss on swaps, options and forward transactions, net:
Interest rate contracts	(1,469)	533	(1)	195	893	-	-	151	6
Foreign exchange contracts	29	(2)	-	(3)	-	-	-	24	(7)
Equity contracts	74	(63)	-	(31)	20	-	-	-	(1)
Commodity contracts	22	(5)	-	-	-	-	-	17	4
Credit contracts	(4,545)	326	-	(363)	(1)	-	-	(4,583)	(485)
Other contracts	(176)	34	-	13	15	1	6	(107)	(29)

Total unrealized loss on swaps, options and forward transactions, net	(6,065)	823	(1)	(189)	927	1	6	(4,498)	(512)

Other long-term debt	(881)	(62)	-	622	(633)	-	-	(954)	62

Total	$(12,160)	$137	$(1)	$165	$294	$94	$1,509	$(9,962)	$234

Three Months Ended June 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$-	$-	$(7)	$7	$-	$-	$2	$-
Obligations of states, municipalities and political subdivisions	630	2	(46)	206	4	6	-	802	-
Non-U.S. governments	562	(3)	3	6	(52)	112	-	628	-
Corporate debt	5,926	(20)	496	(331)	134	(49)	-	6,156	-
RMBS	5,834	29	4	(211)	2	1	-	5,659	-
CMBS	1,562	28	(5)	(142)	336	408	-	2,187	-
CDO/ABS	3,337	1	164	(150)	15	11	-	3,378	-

Total bonds available for sale	17,853	37	616	(629)	446	489	-	18,812	-

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements-Net	Transfers(c)	Activity of Discontinued Operations	Reclassified from Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Bond trading securities:
U.S. government and government sponsored entities	11	-	-	-	-	-	-	11	-
Obligations of states, municipalities and political subdivisions	-	-	-	-	-	-	-	-	-
Non-U.S. governments	-	-	-	-		5		5
Corporate debt	214	(3)	-	-	-	3	-	214	(3)
RMBS	2	1	-	-	-	-	-	3	1
CMBS	36	2	-	(1)	-	-	-	37	1
CDO/ABS	4,017	1,396	-	(420)	-	(2)	-	4,991	455

Total bond trading securities	4,280	1,396	-	(421)	-	6	-	5,261	454

Equity securities available for sale:
Common stock	45	(21)	11	-	(2)	-	-	33	-
Preferred stock	54	(4)	(2)	(1)	1	-	-	48	-
Mutual funds	1	-	-	-	-	-	-	1	-

Total equity securities available for sale	100	(25)	9	(1)	(1)	-	-	82	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Preferred stock	-	-	-	-	-	-	-	-	-
Mutual funds	5	-	-	-	-	11	-	16	-

Total equity securities trading	6	-	-	-	-	11	-	17	-

Other invested assets	9,688	(381)	(1,589)	576	125	(1)	-	8,418	(860)
Short-term investments	-	-	-	-	3	-	-	3	-
Other assets	311	(15)	-	(8)	-	-	-	288	(8)
Separate account assets	797	-	-	-	-	119	-	916	-

Total	$33,035	$1,012	$(964)	$(483)	$573	$624	$-	$33,797	$(414)

Liabilities:
Policyholder contract deposits	$(5,557)	$(1,739)	$-	$(156)	$140	$39	$-	$(7,273)	$1,395
Securities sold under agreements to repurchase	(47)	1	-	46	-	-	-	-	-
Unrealized loss on swaps, options and forward transactions, net	(11,856)	1,015	(14)	2,341	(441)	11	-	(8,944)	3,686
Other long-term debt	(531)	(189)	-	12	41	-	-	(667)	242

Total	$(17,991)	$(912)	$(14)	$2,243	$(260)	$50	$-	$(16,884)	$5,323

Six Months Ended June 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$-	$-	$-	$-	$-	$-	$2	$-
Obligations of states, municipalities and political subdivisions	861	(13)	(43)	(12)	3	6	-	802	-
Non-U.S. governments	601	(2)	(3)	9	(63)	86	-	628	-
Corporate debt	6,103	(45)	717	(471)	(91)	(57)	-	6,156	-
RMBS	6,156	(538)	479	(298)	(139)	(1)	-	5,659	-
CMBS	1,663	12	(35)	(294)	387	454	-	2,187	-
CDO/ABS	3,440	(447)	85	(316)	618	(2)	-	3,378	-

Total bonds available for sale	18,826	(1,033)	1,200	(1,382)	715	486	-	18,812	-

Bond trading securities:
U.S. government and government sponsored entities	17	-	-	-	-	(6)	-	11	-
Obligations of states, municipalities and political subdivisions	-	-	-	-	-	-	-	-	-
Non-U.S. governments	-	-	-	-	-	5	-	5	-
Corporate debt	261	(34)	-	(65)	49	3	-	214	(6)
RMBS	8	(5)	-	-	-	-	-	3	(4)
CMBS	45	(6)	-	(2)	-	-	-	37	(6)
CDO/ABS	6,656	(1,112)	-	(551)	-	(2)	-	4,991	636

Total bond trading securities	6,987	(1,157)	-	(618)	49	-	-	5,261	620

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issuances and Settlements-Net	Transfers(c)	Activity of Discontinued Operations	Reclassified from Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Equity securities available for sale:
Common stock	55	(21)	7	-	(8)	-	-	33	-
Preferred stock	54	(6)	(4)	(1)	5	-	-	48	-
Mutual funds	2	-	(1)	-	-	-	-	1	-

Total equity securities available for sale	111	(27)	2	(1)	(3)	-	-	82	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Preferred stock	-	-	-	-	-	-	-	-	-
Mutual funds	2	-	-	-	-	14	-	16	-

Total equity securities trading	3	-	-	-	-	14	-	17	-

Other invested assets	11,168	(1,315)	(2,342)	888	16	3	-	8,418	(1,164)
Short-term investments	-	-	-	-	3	-	-	3	-
Other assets	325	(9)	-	(28)	-	-	-	288	(8)
Separate account assets	830	-	-	-	-	86	-	916	-

Total	$38,250	$(3,541)	$(1,140)	$(1,141)	$780	$589	$-	$33,797	$(552)

Liabilities:
Policyholder contract deposits	$(5,458)	$(1,524)	$-	$(278)	$140	$(153)	$-	$(7,273)	$1,583
Securities sold under agreements to repurchase	(85)	4	-	81	-	-	-	-	-
Unrealized loss on swaps, options and forward transactions, net	(10,570)	(308)	(6)	2,622	(693)	11	-	(8,944)	3,193
Other long-term debt	(1,147)	253	-	134	93	-	-	(667)	(176)

Total	$(17,260)	$(1,575)	$(6)	$2,559	$(460)	$(142)	$-	$(16,884)	$4,600

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
• Net realized capital gains (losses)
• Other income

(c)
Transfers for the three months ended June 30, 2010 are comprised of gross transfers into Level 3 assets and liabilities of $2.1 billion and gross transfers out of Level 3 assets and liabilities of $3.0 billion. Transfers for the six months ended June 30, 2010 are comprised of gross transfers into Level 3 assets and liabilities of $4.1 billion and gross transfers out of Level 3 assets and liabilities of $4.1 billion. AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above exclude $1.5 million of net gains related to assets and liabilities transferred into Level 3 during the three months ended June 30, 2010, and include $81.7 million of net gains related to assets and liabilities transferred out of Level 3 during the three months ended June 30, 2010 and exclude $4.9 million of net losses related to assets and liabilities transferred into Level 3 during the six months ended June 30, 2010, and include $140.7 million of net gains related to assets and liabilities transferred out of Level 3 during the six months ended June 30, 2010.

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2010 and 2009 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    During the three- and six-month periods ended June 30, 2010, AIG transferred into Level 3 approximately $2.1 billion and $3.3 billion, respectively, of assets consisting of certain ABS, CMBS and RMBS, as well as private placement corporate debt, certain municipal bonds related to affordable housing partnerships and investment partnerships. The transfers into Level 3 related to investments in ABS, RMBS and CMBS were due to a decrease in market transparency and downward credit migration in these securities. Transfers into Level 3 for private placement corporate debt were primarily the result of AIG overriding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that AIG believes was not captured in the matrix. Certain municipal bonds were transferred into Level 3 based on limited market activity for the particular issuances and related limitations on observable inputs for their valuation. Investment partnerships transferred into Level 3 were primarily comprised of certain hedge funds with limited market activity due to fund-imposed redemption restrictions.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the three- and six-month periods ended June 30, 2010, AIG transferred approximately $2.0 billion and $3.0 billion, respectively, of assets out of Level 3. These transfers out of Level 3 are primarily related to investments in private placement corporate debt, as well as investments in certain ABS and RMBS and certain investment partnerships. Transfers out of Level 3 for private placement corporate debt and for ABS were primarily the result of AIG using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for RMBS investments were primarily due to increased usage of pricing from valuation service providers that were reflective of market activity, where previously an internally adjusted price had been used. Certain investment partnerships were transferred out of Level 3 primarily due to the availability of information related to the underlying assets of these funds.

    During the three- and six-month periods ended June 30, 2010, AIG transferred into Level 3 approximately $33 million and $807 million of liabilities, respectively, primarily related to term notes and hybrid term notes, as well as certain derivatives. Term notes and hybrid term notes were transferred into Level 3 primarily due to an unobservable credit linked component comprising a significant amount of the valuations. As AIG provides net presentation of carrying values for its derivative positions in the table above, transfers out of Level 3 liabilities, which totaled $1.0 billion and $1.1 billion for the three- and six-month periods ended June 30, 2010, respectively, primarily relate to certain derivative assets transferred into Level 3 due to the lack of observable inputs on certain interest rate swaps. Other transfers out of Level 3 liabilities were due to movement in market variables.

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

American International Group, Inc. and Subsidiaries

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

		June 30, 2010(a)			December 31, 2009
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value		Unfunded Commitments	Fair Value Using Net Asset Value		Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage.	$2,953		$1,451	$3,166		$1,553
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies.	221		121	543		103
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company.	335		46	427		48
Fund of funds	Funds that invest in other funds, which invest in various diversified strategies	-		-	334		-
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled.	244		79	238		91
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies.	298		116	235		157

Total private equity funds		4,051		1,813	4,943		1,952

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including. mergers, acquisitions, and other reorganizations.	1,291		-	1,426		-
Long-short	Securities the manager believes are undervalued, with corresponding short positions to hedge market risk.	761		-	955		-
Relative value	Funds that seek to benefit from market inefficiencies and value discrepancies between related investments.	245		-	286		-
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled.	315		-	272		-
Other	Non-U.S. companies, futures and commodities, macro and multi-strategy and industry-focused strategies.	618		-	785		-

Total hedge funds		3,230		-	3,724		-

Global real estate funds	U.S. and Non-U.S. commercial real estate.	111		52	929		64

Total		$7,392	(b)	$1,865	$9,596	(b)	$2,016

(a)
Due to the sale of the investment advisory business in the first quarter of 2010, certain partnerships and hedge funds are no longer carried at fair value and are not included in this table.

(b)
Includes investments of entities classified as held for sale of approximately $81 million and $1.1 billion at June 30, 2010 and December 31, 2009, respectively.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At June 30, 2010, private equity fund investments included above are not redeemable during the lives of the funds, and have expected remaining lives that extend in some cases more than 10 years. At that date, 40 percent of the total above had expected remaining lives of less than three years, 40 percent between 3 and 7 years, and 20 percent between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended at the general manager's discretion, typically in one-year increments.

    At June 30, 2010, hedge fund investments included above are redeemable monthly (16 percent), quarterly (48 percent), semi-annually (6 percent) and annually (30 percent), with redemption notices ranging from 1 day to 180 days. More than 82 percent require redemption notices of less than 90 days. Investments representing approximately 26 percent of the value of the hedge fund investments cannot be redeemed because the investments include restrictions. The majority of these restrictions were put in place in 2008, and do not have stated end dates. The remaining restrictions, which have pre-defined end dates, are generally expected to be lifted by the end of 2012. Funds that equate to 45 percent of the total value of hedge funds hold at least one investment that the general manager deems to be illiquid. In order to treat investors fairly and to accommodate subsequent subscription and redemption requests, the general manager isolates these illiquid assets from the rest of the fund until the assets become liquid.

    At June 30, 2010, global real estate fund investments included above are not redeemable during the lives of the funds, and have expected remaining lives that extend in some cases more than 10 years. At that date, 60 percent of these funds had expected remaining lives of less than three years, 11 percent between 3 and 7 years, and 29 percent between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended at the general manager's discretion, typically in one-year increments.

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

The following table presents assets measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	Level 1	Level 2	Level 3	Total	2010	2009	2010	2009

At June 30, 2010
Investment real estate	$-	$-	$2,700	$2,700	$246	$341	$530	$499
Finance receivables	-	-	-	-	-	79	-	79
Other investments	-	-	798	798	42	77	115	369
Aircraft	-	-	2,195	2,195	61	16	408	16
Other assets	-	-	168	168	11	39	29	111

Total	$-	$-	$5,861	$5,861	$360	$552	$1,082	$1,074

At December 31, 2009
Investment real estate	$-	$-	$3,148	$3,148
Finance receivables	-	-	694	694
Other investments	99	-	1,005	1,104
Aircraft	-	-	62	62
Other assets	-	85	227	312

Total	$99	$85	$5,136	$5,320

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Impairment charges shown above exclude a $3.3 billion goodwill impairment charge associated with ALICO, which is reported in discontinued operations.

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

The following table presents the gains or losses recorded during the three- and six-month periods ended June 30, 2010 and 2009 related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Assets:
Mortgage and other loans receivable	$(3)	$18	$37	$(29)
Trading securities	558	1,402	1,995	(269)
Trading – Maiden Lane Interests	478	895	1,389	(1,288)
Securities purchased under agreements to resell	-	7	(4)	(9)
Other invested assets	(35)	(2)	(45)	(24)
Short-term investments	1	2	1	-

Liabilities:
Policyholder contract deposits(a)	(11)	(602)	33	(611)
Securities sold under agreements to repurchase	115	(100)	167	21
Securities and spot commodities sold but not yet purchased	(3)	(48)	(21)	(82)
Debt	(692)	468	(1,177)	3,055
Other liabilities	2	(305)	2	(156)

Total gain (loss)(b)	$410	$1,735	$2,377	$608

(a)
AIG elected to apply the fair value option to a certain investment-linked life insurance product sold principally in Asia, classified within policyholder contract deposits in the Consolidated Balance Sheet. AIG elected the fair value option for these liabilities to more closely align its accounting with the economics of its transactions. The election more effectively aligns changes in the fair value of assets with a commensurate change in the fair value of policyholders' liabilities.

(b)
Excludes businesses held for sale in the Consolidated Balance Sheet. Also excluded from the table above were gains of $830 million and $1.4 billion for the three-month periods ended June 30, 2010 and 2009, respectively, and gains of $852 million and $2.7 billion for the six-month periods ended June 30, 2010 and 2009, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected. Included in these amounts were unrealized market valuation gains of $161 million and $636 million for the three-month periods ended June 30, 2010 and 2009, respectively, and unrealized market valuation gains of $280 million and $184 million for the six-month periods ended June 30, 2010 and 2009, respectively, related to AIGFP's super senior credit default swap portfolio.

    Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the Consolidated Statement of Income (Loss) depending on the nature of the instrument and related market conventions. For AIGFP-related activity, interest, dividend income, and interest expense are included in Other income. Otherwise, interest and dividend income are included in Net investment income in the Consolidated Statement of Income (Loss). See Note 1(a) to the Consolidated Financial Statements

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

of AIG's 2009 Annual Report on Form 10-K for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    During the three- and six-month periods ended June 30, 2010, AIG recognized a gain of $152 million and a loss of $226 million, respectively, and during the three- and six-month periods ended June 30, 2009, AIG recognized a loss of $576 million and a gain of $624 million, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.

    The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected:

	At June 30, 2010			At December 31, 2009
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$153	$259	$(106)	$119	$253	$(134)
Liabilities:
Long-term debt	$11,212	$9,302	$1,910	$11,308	$10,111	$1,197

    At June 30, 2010 and December 31, 2009, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table presents the carrying value and estimated fair value of AIG's financial instruments:

	June 30, 2010		December 31, 2009
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities	$342,975	$342,975	$396,794	$396,794
Equity securities	16,292	16,292	17,840	17,840
Mortgage and other loans receivable	24,817	25,437	27,461	25,957
Finance receivables, net of allowance	17,862	16,390	20,327	18,974
Other invested assets*	35,571	35,275	43,737	42,474
Securities purchased under agreements to resell	965	965	2,154	2,154
Short-term investments	39,109	39,109	47,263	47,263
Cash	2,840	2,840	4,400	4,400
Unrealized gain on swaps, options and forward transactions	7,338	7,338	9,130	9,130
Liabilities:
Policyholder contract deposits associated with investment-type contracts	123,164	133,204	168,846	175,612
Securities sold under agreements to repurchase	4,056	4,056	3,505	3,505
Securities and spot commodities sold but not yet purchased	226	226	1,030	1,030
Unrealized loss on swaps, options and forward transactions	5,716	5,716	5,403	5,403
Trust deposits and deposits due to banks and other depositors	950	950	1,641	1,641
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	4,739	4,739
Federal Reserve Bank of New York credit facility	26,457	26,874	23,435	23,390
Other long-term debt	108,286	103,947	113,298	94,458

  *
  Excludes aircraft asset investments held by non-Financial Services subsidiaries.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

June 30, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$5,330	$242	$(10)	$5,562	$-
Obligations of states, municipalities and political subdivisions	48,968	2,456	(219)	51,205	-
Non-U.S. governments	49,595	2,991	(278)	52,308	(1)
Corporate debt	152,763	11,654	(1,968)	162,449	126
Mortgage-backed, asset-backed and collateralized:
RMBS	30,766	1,371	(3,099)	29,038	(1,396)
CMBS	10,353	217	(2,527)	8,043	(539)
CDO/ABS	7,461	443	(1,020)	6,884	101

Total mortgage-backed, asset-backed and collateralized	48,580	2,031	(6,646)	43,965	(1,834)

Total bonds available for sale(b)	305,236	19,374	(9,121)	315,489	(1,709)
Equity securities available for sale:
Common stock	5,515	2,731	(122)	8,124	-
Preferred stock	653	98	(3)	748	-
Mutual funds	2,011	191	(58)	2,144	-

Total equity securities available for sale	8,179	3,020	(183)	11,016	-

Total(c)	$313,415	$22,394	$(9,304)	$326,505	$(1,709)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)	$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)	54,102	-
Non-U.S. governments	63,080	3,153	(649)	65,584	(1)
Corporate debt	185,188	10,826	(3,876)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)	28,324	(2,121)
CMBS	18,717	195	(5,623)	13,289	(739)
CDO/ABS	7,911	284	(1,304)	6,891	(63)

Total mortgage-backed, asset-backed and collateralized	58,801	1,470	(11,767)	48,504	(2,923)

Total bonds available for sale(b)	364,491	17,786	(16,726)	365,551	(2,805)
Equity securities available for sale:
Common stock	4,460	2,913	(75)	7,298	-
Preferred stock	740	94	(20)	814	-
Mutual funds	1,264	182	(36)	1,410	-

Total equity securities available for sale	6,464	3,189	(131)	9,522	-

Total(c)	$370,955	$20,975	$(16,857)	$375,073	$(2,805)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At June 30, 2010 and December 31, 2009, bonds available for sale held by AIG that were below investment grade or not rated totaled $23.2 billion and $24.5 billion, respectively.

(c)
Excludes $109.4 billion and $36.1 billion of available for sale investments at fair value from businesses held for sale at June 30, 2010 and December 31, 2009, respectively. See Note 3 herein.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unrealized losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2010*
Bonds available for sale:
U.S. government and government sponsored entities	$109	$2	$173	$8	$282	$10
Obligations of states, municipalities and political subdivisions	2,414	74	2,050	145	4,464	219
Non-U.S. governments	2,942	121	3,907	157	6,849	278
Corporate debt	14,007	753	13,336	1,215	27,343	1,968
RMBS	1,382	176	9,902	2,923	11,284	3,099
CMBS	276	34	4,930	2,493	5,206	2,527
CDO/ABS	598	98	3,062	922	3,660	1,020

Total bonds available for sale	21,728	1,258	37,360	7,863	59,088	9,121
Equity securities available for sale:
Common stock	948	122	-	-	948	122
Preferred stock	121	3	-	-	121	3
Mutual funds	497	58	-	-	497	58

Total equity securities available for sale	1,566	183	-	-	1,566	183

Total	$23,294	$1,441	$37,360	$7,863	$60,654	$9,304

December 31, 2009*
Bonds available for sale:
U.S. government and government sponsored entities	$1,414	$35	$105	$14	$1,519	$49
Obligations of states, municipalities and political subdivisions	5,405	132	3,349	253	8,754	385
Non-U.S. governments	7,842	239	3,286	410	11,128	649
Corporate debt	24,696	1,386	22,139	2,490	46,835	3,876
RMBS	7,135	3,051	6,352	1,789	13,487	4,840
CMBS	5,013	3,927	4,528	1,696	9,541	5,623
CDO/ABS	2,809	1,119	1,693	185	4,502	1,304

Total bonds available for sale	54,314	9,889	41,452	6,837	95,766	16,726
Equity securities available for sale:
Common stock	933	75	-	-	933	75
Preferred stock	172	20	-	-	172	20
Mutual funds	333	36	-	-	333	36

Total equity securities available for sale	1,438	131	-	-	1,438	131

Total	$55,752	$10,020	$41,452	$6,837	$97,204	$16,857

*
Excludes fixed maturity and equity securities of businesses held for sale. See Note 3 herein.

    At June 30, 2010, AIG held 7,205 and 1,059 of individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 4,453 individual securities were in a continuous unrealized loss position for longer than twelve months.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    AIG did not recognize in earnings the unrealized losses on these fixed maturity securities at June 30, 2010, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
June 30, 2010 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$12,929	$13,140	$2,421	$2,366
Due after one year through five years	63,251	66,222	10,399	9,786
Due after five years through ten years	81,183	86,240	10,024	9,418
Due after ten years	99,293	105,922	18,569	17,368
Mortgage-backed, asset-backed and collateralized	48,580	43,965	26,796	20,150

Total	$305,236	$315,489	$68,209	$59,088

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales of AIG's available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
(in millions)	Gross Realized Losses	Gross Realized Losses	Gross Realized Losses	Gross Realized Losses	Gross Realized Losses	Gross Realized Losses	Gross Realized Losses	Gross Realized Losses

Fixed maturities	$223	$58	$625	$234	$632	$133	$1,007	$594
Equity securities	91	23	128	37	302	30	210	164

Total	$314	$81	$753	$271	$934	$163	$1,217	$758

    For the three- and six-month periods ended June 30, 2010, the aggregate fair value of available for sale securities sold at a loss was $1.7 billion and $2.6 billion, respectively, which resulted in net realized capital losses of $76 million and $155 million, respectively. The average period of time that securities sold at a loss during the six-month period ended June 30, 2010 were trading continuously at a price below cost or amortized cost was approximately five months.

Evaluating Investments for Other-Than-Temporary Impairments

    On April 1, 2009, AIG adopted a new accounting standard on a prospective basis addressing the evaluation of fixed maturity securities for other-than-temporary impairments. These requirements significantly altered AIG's policies and procedures for determining impairment charges recognized through earnings. The standard requires a

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

company to recognize the credit component (a credit impairment) of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in Accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changes the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold the security until recovery and requires additional disclosures. A credit impairment, which is recognized in earnings when it occurs, is the difference between the amortized cost of the fixed maturity security and the estimated present value of cash flows expected to be collected (recovery value), as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized as a separate component of Accumulated other comprehensive income (loss). AIG refers to both credit impairments and impairments recognized as a result of intent to sell as "impairment charges." The impairment model for equity securities was not affected by the standard.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG(a):

	June 30, 2010
(in millions)	Three Months Ended	Six Months Ended

Balance, beginning of period	$7,273	$7,803
Increases due to:
Credit impairments on new securities subject to impairment losses	169	309
Additional credit impairments on previously impaired securities	344	946
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(180)	(581)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	(3)	(5)
Accretion on securities previously impaired due to credit(b)	(91)	(186)
Foreign exchange translation adjustments	(8)	(17)
Activity of discontinued operations	—	45
Impairments on securities reclassified from (to) Assets held for sale	503	(302)
Other	—	(5)

Balance, end of period	$8,007	$8,007

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Exposure to Loss

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $1.6 billion and $2.2 billion at June 30, 2010 and December 31, 2009, respectively.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

	VIE Assets*		VIE Liabilities		Off-Balance Sheet Exposure
(in billions)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Real estate and investment funds	$9.4	$4.6	$2.9	$2.9	$0.3	$0.6
Commercial paper conduit	0.5	3.6	0.2	3.0	-	-
CDOs	-	0.2	-	0.1	-	-
Affordable housing partnerships	2.6	2.5	0.3	-	-	-
Other	7.5	3.4	3.6	2.1	-	-
VIEs of businesses held for sale	7.2	-	1.0	-	0.1	-

Total	$27.2	$14.3	$8.0	$8.1	$0.4	$0.6

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
		On-Balance Sheet		Off-Balance Sheet
(in billions)	Total VIE Assets	Purchased and Retained Interests	Other	Commitments and Guarantees	Total

June 30, 2010
Real estate and investment funds	$20.0	$3.5	$0.2	$0.6	$4.3
Affordable housing partnerships	1.3	-	1.3	-	1.3
Maiden Lane Interests	40.1	6.7	-	-	6.7
Other	2.0	-	-	0.6	0.6
VIEs of businesses held for sale	8.0	1.1	0.6	-	1.7

Total	$71.4	$11.3	$2.1	$1.2	$14.6

December 31, 2009
Real estate and investment funds	$23.3	$3.2	$0.4	$1.6	$5.2
Affordable housing partnerships	1.3	-	1.3	-	1.3
Maiden Lane Interests	38.7	5.3	-	-	5.3
Other	7.6	1.2	0.5	-	1.7

Total	$70.9	$9.7	$2.2	$1.6	$13.5

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Balance Sheet Classification

AIG's interest in the assets and liabilities of consolidated and unconsolidated VIEs were classified on the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Assets:
Available for sale securities	$0.2	$0.9	$-	$0.3
Trading securities	3.1	3.9	8.0	6.4
Other invested assets	9.1	3.6	4.1	3.6
Other asset accounts	7.4	5.9	-	1.6
Assets held for sale	7.4	-	1.6	-

Total	$27.2	$14.3	$13.7	$11.9

Liabilities:
FRBNY commercial paper funding facility	$-	$2.7	$-	$-
Other long-term debt	5.6	4.6	-	-
Other liability accounts	1.4	0.8	0.3	-
Liabilities held for sale	1.0	-	-	-

Total	$8.0	$8.1	$0.3	$-

    See Note 1 herein for effect of consolidation under the amended accounting standard for the consolidation of variable interest entities.

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

    See Notes 5, 6 and 10 of Notes to Consolidated Financial Statements of AIG's 2009 Annual Report on Form 10-K for additional information on VIEs and asset-backed securities.

8. Derivatives and Hedge Accounting

    AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP has also transacted in derivatives as a dealer.

    Derivatives are financial arrangements among two or more parties with returns linked to or "derived" from some underlying equity, debt, commodity or other asset, liability, or foreign exchange rate or other index or the occurrence of a specified payment event. Derivative payments may be based on interest rates, exchange rates, prices of certain securities, commodities, or financial or commodity indices or other variables. Derivatives, with the exception of bifurcated embedded derivatives, are reflected on the Consolidated Balance Sheet in Unrealized gain on swaps, options and forward transactions, at fair value and Unrealized loss on swaps, options and forward contracts, at fair value. Bifurcated embedded derivatives are recorded with the host contract on the Consolidated Balance Sheet.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	June 30, 2010				December 31, 2009
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$3,031	$675	$2,719	$138	$10,612	$2,129	$3,884	$375
Derivatives not designated as hedging instruments:
Interest rate contracts(c)	240,734	26,572	226,446	22,003	345,614	27,451	300,847	23,718
Foreign exchange contracts	5,980	432	7,560	588	16,662	720	9,719	939
Equity contracts	5,494	628	4,677	539	8,175	1,184	7,713	1,064
Commodity contracts	254	59	147	47	759	883	381	373
Credit contracts	1,775	441	96,035	5,081	3,706	1,210	190,275	5,815
Other contracts	29,127	869	15,436	1,815	34,605	928	23,310	1,101

Total derivatives not designated as hedging instruments	283,364	29,001	350,301	30,073	409,521	32,376	532,245	33,010

Total derivatives	$286,395	$29,676	$353,020	$30,211	$420,133	$34,505	$536,129	$33,385

(a)
Notional amount represents a standard of measurement of the volume of derivatives business of AIG. Notional amount is generally not a quantification of market risk or credit risk and is not recorded on the Consolidated Balance Sheet. Notional amounts generally represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps and certain credit contracts. For credit contracts, notional amounts are net of all underlying subordination.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes cross currency swaps.

The following table presents the fair values of derivative assets and liabilities on the Consolidated Balance Sheet:

	June 30, 2010				December 31, 2009
	Derivative Assets(a)		Derivative Liabilities(b)		Derivative Assets(c)		Derivative Liabilities(d)
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

AIGFP derivatives	$265,929	$26,525	$317,402	$26,203	$400,223	$31,951	$499,821	$30,930
Non-AIGFP derivatives	20,466	3,151	35,618	4,008	19,910	2,554	36,308	2,455

Total derivatives, gross	$286,395	29,676	$353,020	30,211	$420,133	34,505	$536,129	33,385

Counterparty netting(e)		(17,884)		(17,884)		(19,054)		(19,054)
Cash collateral(f)		(4,450)		(5,106)		(6,317)		(8,166)

Total derivatives, net		7,342		7,221		9,134		6,165

Less: Bifurcated embedded derivatives		4		1,505		4		762

Total derivatives on balance sheet		$7,338		$5,716		$9,130		$5,403

(a)
Included in non-AIGFP derivatives are bifurcated embedded derivatives which are recorded in Bonds available for sale, at fair value, and Other invested assets.

(b)
Included in non-AIGFP derivatives are bifurcated embedded derivatives which are recorded in Policyholder contract deposits, Other long-term debt, Bonds available for sale, at fair value, and Common and preferred stock.

(c)
Included in non-AIGFP derivatives are bifurcated embedded derivatives which are recorded in Bonds available for sale, at fair value, and Policyholder contract deposits.

(d)
Included in non-AIGFP derivatives are bifurcated embedded derivatives which are recorded in Policyholder contract deposits and Common and preferred stock.

(e)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(f)
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

    AIG uses debt instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments in the foreign currency translation adjustment within Accumulated other comprehensive loss. Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign currency translation adjustment and the ineffective portion, if any, is recorded in earnings. If (1) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (2) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. For the three- and six-month periods ended June 30, 2010, AIG recognized gains of $11 million and $59 million, respectively, and for the three-and six-month periods ended June 30, 2009, AIG recognized losses of $106 million and $97 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships on the Consolidated Statement of Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Interest rate contracts(a)(b):
Gain (loss) recognized in earnings on derivatives	$175	$66	$158	$(470)
Gain (loss) recognized in earnings on hedged items(c)	(113)	(93)	(69)	568
Gain (loss) recognized in earnings for ineffective portion and amount excluded from effectiveness testing	21	(38)	30	87

(a)
Gains and losses recognized in earnings on derivatives for the effective portion and hedged items are recorded in Other income. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital losses and Other income, respectively.

(b)
Includes $20 million and $(28) million, respectively, for the three- month periods ended June 30, 2010 and 2009 and $23 million and $92 million, respectively, for the six-month periods ended June 30, 2010 and 2009 related to the ineffective portion. Includes $1 million and $(10) million, respectively, for the three-month periods ended June 30, 2010 and 2009 and $7 million and $(5) million, respectively, for the six-month periods ended June 30, 2010 and 2009 related to amounts excluded from effectiveness testing

(c)
The three- and six-month periods ended June 30, 2010 includes $40 million and $59 million, respectively, representing the amortization of debt basis adjustment following the discontinuation of hedge accounting on certain positions.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships on the Consolidated Statement of Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Interest rate contracts(a):
Gain (loss) recognized in OCI on derivatives	$(4)	$19	$41	$72
Gain (loss) reclassified from Accumulated OCI into earnings(b)	(17)	(28)	4	(1)
Gain (loss) recognized in earnings on derivatives for ineffective portion	(1)	-	(8)	(1)

(a)
Gains and losses reclassified from Accumulated other comprehensive income are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At June 30, 2010, $107 million of the deferred net loss in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months.

 Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments on the Consolidated Statement of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Interest rate contracts(a)	$452	$(111)	$(557)	$1,342
Foreign exchange contracts	(170)	(1,339)	85	(1,060)
Equity contracts	204	70	331	217
Commodity contracts	(5)	(73)	(11)	72
Credit contracts	305	528	449	264
Other contracts(b)	(724)	573	(594)	563

Total	$62	$(352)	$(297)	$1,398

(a)
Includes cross currency swaps.

(b)
Includes embedded derivative losses of $826 million and gains of $960 million, respectively, for the three months ended June 30, 2010 and June 30, 2009; and losses of $680 million and gains of $1,196 million, respectively, for the six months ended June 30, 2010 and June 30, 2009.

The following table presents the classification of AIG's derivative instruments not designated as hedging instruments on the Consolidated Statement of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2010	2009	2010	2009

Net realized capital gains (losses)	$(869)	$479	$(1,376)	$1,374
Unrealized market valuation gains (losses) on AIGFP super senior credit default swap portfolio	161	636	280	184
Other income	770	(1,467)	799	(160)

Total	$62	$(352)	$(297)	$1,398

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $455 million of securities to economically hedge its credit risk.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2010(a)	December 31, 2009(a)	June 30, 2010(b)(c)	December 31, 2009(b)(c)
(in millions)					2010(c)	2009(c)	2010(c)	2009(c)

Regulatory Capital:
Corporate loans	$26,840	$55,010	$-	$-	$-	$-	$-	$-
Prime residential mortgages	36,218	93,276	(163)	(137)	(7)	-	26	-
Other	1,400	1,760	28	21	(13)	23	(7)	9

Total	64,458	150,046	(135)	(116)	(20)	23	19	9

Arbitrage:
Multi-sector CDOs(d)	6,802	7,926	3,782	4,418	241	(284)	399	(1,093)
Corporate debt/CLOs(e)	15,716	22,076	391	309	(83)	792	(90)	1,150

Total	22,518	30,002	4,173	4,727	158	508	309	57

Mezzanine tranches(f)	2,558	3,478	191	143	23	105	(48)	118

Total	$89,534	$183,526	$4,229	$4,754	$161	$636	$280	$184

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of $23 million and ($17) million in the three-month periods ended June 30, 2010 and 2009, respectively, and credit valuation adjustment gains (losses) of ($90) million and $89 million in the six-month periods ended June 30, 2010 and 2009, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the six-month period ended June 30, 2010, AIGFP terminated a super senior CDS transaction with its counterparty with a net notional amount of $296 million, included in Multi-sector CDOs. This transaction was terminated at approximately its fair value at the time of the termination. As a result, a $202 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the six-month period ended June 30, 2010, AIGFP also paid $35 million to its counterparty with respect to multi-sector CDOs. Upon payment, a $35 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also includes $5.6 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2010 and December 31, 2009, respectively.

(e)
During the six-month period ended June 30, 2010, AIGFP terminated super senior CDS transactions with its counterparties with a net notional amount of $5.4 billion, included in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, an $8 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Corporate debt/CLOs also includes $1.3 billion and $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at June 30, 2010 and December 31, 2009, respectively.

(f)
Net of offsetting purchased CDS of $1.2 billion and $1.5 billion in net notional amount at June 30, 2010 and December 31, 2009, respectively.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of June 30, 2010 was 0.8 years for the regulatory capital corporate loan portfolio, 3.4 years for the regulatory capital prime residential mortgage portfolio, 5.3 years for the regulatory capital other portfolio, 6.2 years for the multi-sector CDO arbitrage portfolio and 4.8 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

    The regulatory capital portfolio represents derivatives written for financial institutions in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as the implementation of Basel II. During the six-month period ended June 30, 2010, $59.8 billion in net notional amount was terminated or matured at no cost to AIGFP. Through July 30, 2010, AIGFP had also received termination notices for an additional $1.8 billion in net notional amount with effective termination dates in 2010.

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

    The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the prime residential mortgage and corporate loan referenced portfolios at June 30, 2010 was 12.82 percent and 15.32 percent, respectively. The highest realized losses to date in any single residential mortgage and corporate loan pool were 2.56 percent and 0.52 percent, respectively. The corporate loan transactions are each comprised of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally expire within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP's super senior CDS exposure.

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. AIGFP continues to reassess the expected maturity of this portfolio. As of June 30, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 2.34 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, in 2009, the Basel Committee announced that it had agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

Arbitrage Portfolio

    The arbitrage portfolio includes arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

    The outstanding multi-sector CDO portfolio at June 30, 2010 was written on CDO transactions (including synthetic CDOs) that generally held a concentration of RMBS, CMBS and inner CDO securities. At June 30, 2010, approximately $3.3 billion net notional amount (fair value liability of $2.0 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP's portfolio also included both high grade and mezzanine CDOs.

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

    Included in the multi-sector CDO portfolio are 2a-7 Puts. Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer's remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par so long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred. At June 30, 2010 and December 31, 2009, there were $840 million and $1.6 billion, respectively, of net notional amount of 2a-7 Puts issued by AIGFP outstanding. During the second quarter of 2010, $531 million of net notional amount of 2a-7 Puts were terminated. AIGFP is not a party to any commitments to issue any additional 2a-7 Puts.

    ML III has agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs with respect to the $148 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to December 31, 2010 and $514 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to April 30, 2011. In addition, there are $178 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may not be exercised on or prior to December 31, 2010, for which ML III has only agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs through December 31, 2010. In exchange, AIGFP has agreed to pay to ML III the consideration that it receives for providing the put protection. Additionally, ML III has agreed that if it sells any such multi-sector CDO with a 2a-7 Put to a third-party purchaser, such sale will be conditioned upon, among other things, such third-party purchaser agreeing that until the legal final maturity date of such multi-sector CDO it will not exercise its put option on such multi-sector CDO or it will make a corresponding par purchase of such multi-sector CDO simultaneously with the exercise of its put option. In exchange for such commitment from the third-party purchaser, AIGFP will agree to pay to such third-party purchaser the consideration that it receives for providing the put protection.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    ML III has agreed to assist AIGFP in efforts to mitigate or eliminate AIGFP's obligations under such 2a-7 Puts relating to multi-sector CDOs held by ML III prior to the expiration of ML III's obligations with respect to such multi-sector CDOs. There can be no assurances that such efforts will be successful. To the extent that such efforts are not successful with respect to a multi-sector CDO held by ML III with a 2a-7 Put and ML III has not sold such multi-sector CDO to a third party who has committed not to exercise its put option on such multi-sector CDO or to make a corresponding par purchase of such multi-sector CDO simultaneously with the exercise of its put option then, upon the expiration of ML III's aforementioned obligations with respect to such multi-sector CDO, AIGFP will be obligated under the related 2a-7 Put to purchase such multi-sector CDO at par in the circumstances and subject to the limited conditions contained in the applicable agreements.

    The corporate arbitrage portfolio consists principally of CDS transactions written on portfolios of senior unsecured corporate obligations that were generally rated investment grade at inception of the CDS. These CDS transactions require cash settlement. Also, included in this portfolio are CDS transactions with a net notional amount of $1.3 billion written on the senior part of the capital structure of CLOs, which require physical settlement.

    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $10.1 billion at June 30, 2010 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

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

    At June 30, 2010 and December 31, 2009, the amounts of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) were $4.0 billion and $4.6 billion, respectively.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index, and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long short strategy allowing AIGFP to earn the net spread between CDS it wrote and ones they purchased. At June 30, 2010, the net notional amount of these written CDS contracts was $1.8 billion. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $240 million in net notional amount. The net unhedged position of approximately $1.6 billion represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 6.54 years. At June 30, 2010, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $264 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    AIGFP wrote these written CDS contracts under Master Agreements. The majority of these Master Agreements include CSA, which provide for collateral postings at various ratings and threshold levels. At June 30, 2010, AIGFP had posted $269 million of collateral under these contracts.

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

    The MIP invested in written CDS contracts through an affiliate, AIG Markets, which then transacts directly with unaffiliated third parties under ISDA agreements. As of June 30, 2010, the notional amount of written CDS contracts was $3.9 billion with an average credit rating of BBB+. At that date, the average maturity of the written CDS contracts was 1.9 years and the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS was $80.5 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At June 30, 2010, $29.7 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, due to the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that were in a net liability position at June 30, 2010 was approximately $7.8 billion. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2010 was $7.6 billion.

    It is estimated that at June 30, 2010, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to Baa1 by Moody's Investors Service (Moody's) and BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $1.7 billion of corresponding collateral postings and termination payments; a two-notch downgrade to Baa2 by Moody's and BBB by S&P would result in approximately $1.3 billion in additional collateral postings and termination payments above the one-notch downgrade amount; and a three-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $0.2 billion in additional collateral postings and termination payments above the two-notch downgrade amount. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of June 30, 2010. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

(a) Litigation and Regulatory Matters

    Overview.    AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG's insurance operations (including United Guaranty Corporation (UGC)), litigation arising from claims settlement activities is generally considered in the establishment of AIG's liability for unpaid claims and claims adjustment expense. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. AIG is also subject to derivative, class action and other claims asserted by its

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

shareholders and others alleging, among other things, breach of fiduciary duties by its directors and officers and violations of federal and state securities laws.

    Various federal, state and foreign regulatory and governmental agencies have been reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with, among other matters, AIG's liquidity concerns, payments by AIG subsidiaries to non-U.S. persons and industry-wide and other inquiries including matters relating to compensation paid to AIGFP employees and payments made to AIGFP counterparties. These reviews included investigations by the U.S. Securities and Exchange Commission (SEC) with respect to the valuation of AIGFP's multi-sector CDO super senior credit default swap portfolio under fair value accounting rules, and the adequacy of AIG's enterprise risk management processes with respect to AIG's exposure to the U.S. residential mortgage market, and disclosures relating thereto. There was also an investigation by the U.K. Serious Fraud Office (SFO) and an inquiry by the U.K. Financial Services Authority (FSA) with respect to the U.K. operations of AIGFP. On May 21, 2010, the DOJ informed AIG that it had determined not to initiate any criminal proceedings against AIG, AIGFP or any of its current or former employees. On June 3, 2010, the SFO informed AIG that it had terminated its investigation without initiating any criminal or civil proceedings. On June 16, 2010, the SEC informed AIG that it had concluded its investigation and determined not to bring civil charges against AIG or any of its current or former employees. On June 30, 2010, the FSA informed AIG that it had terminated its investigation without any enforcement action. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

    Although the specific SEC investigations discussed above have been resolved, AIG cannot predict whether Wells notices will be sent to employees or former employees with respect to any other investigation. Under SEC procedures, a Wells notice is an indication that the SEC staff has made a preliminary decision to recommend enforcement action that provides recipients with an opportunity to respond to the SEC staff before a formal recommendation is finalized.

AIG's Subprime Exposure, AIGFP's Credit Default Swap Portfolio and Related Matters

    AIG, AIGFP and certain directors and officers of AIG, AIGFP and other AIG subsidiaries have been named in various actions relating to AIG's exposure to the U.S. residential subprime mortgage market, unrealized market valuation losses on AIGFP's super senior credit default swap portfolio, losses and liquidity constraints relating to AIG's securities lending program and related disclosure and other matters (Subprime Exposure Issues).

    Consolidated 2008 Securities Litigation.    Between May 21, 2008 and January 15, 2009, eight purported securities class action complaints were filed against AIG and certain directors and officers of AIG and AIGFP, AIG's outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York), alleging claims under the Securities Exchange Act of 1934 (Exchange Act) or claims under the Securities Act of 1933 (the Securities Act). On March 20, 2009, the Court consolidated all eight of the purported securities class actions as In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation).

    On May 19, 2009, lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to AIG's shelf registration statements. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG's quarterly and year-end filings, during conference calls, and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG's stock. The alleged false and misleading statements relate to, among other things, the Subprime Exposure Issues. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009, defendants filed motions to dismiss the consolidated complaint, and those motions are pending.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    ERISA Actions — Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. On March 19, 2009, the Court consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On June 26, 2009, lead plaintiffs' counsel filed a consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA) on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG's common stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues. On September 18, 2009, defendants filed motions to dismiss the consolidated amended complaint, and those motions are pending.

    Consolidated 2007 Derivative Litigation.    On November 20, 2007 and August 6, 2008, purported shareholder derivative actions were filed in the Southern District of New York naming as defendants directors and officers of AIG and its subsidiaries and asserting claims on behalf of nominal defendant AIG. The actions have been consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the Consolidated 2007 Derivative Litigation). On June 3, 2009, lead plaintiff filed a consolidated amended complaint naming additional directors and officers of AIG and its subsidiaries as defendants. As amended, the factual allegations include the Subprime Exposure Issues and AIG and AIGFP employee retention payments and related compensation issues. The claims asserted on behalf of nominal defendant AIG include breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution and violations of Sections 10(b) and 20(a) of the Exchange Act. On August 5 and 26, 2009, AIG and defendants filed motions to dismiss the consolidated amended complaint. On December 18, 2009, a separate action, previously commenced in the Central District of California and transferred to the Southern District of New York on June 5, 2009, was consolidated into the Consolidated 2007 Derivative Litigation and dismissed without prejudice to the pursuit of the claims in the Consolidated 2007 Derivative Litigation.

    On March 30, 2010, the Court dismissed the action due to plaintiff's failure to make a pre-suit demand on AIG's Board of Directors. On March 31, 2010, judgment was entered. On April 29, 2010, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit.

    Other Derivative Actions.    Separate purported derivative actions, alleging similar claims as the Consolidated 2007 Derivative Litigation, have been brought asserting claims on behalf of the nominal defendant AIG in various jurisdictions. These actions are all stayed pending further proceedings in the Consolidated 2007 Derivative Litigation (except the Supreme Court of New York, New York County case, but no defendant has been served in that case). These actions are described below:

•
Supreme Court of New York, Nassau County.    On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County, naming as defendants certain directors and officers of AIG and its subsidiaries.

•
Supreme Court of New York, New York County.    On March 20, 2009, a purported shareholder derivative complaint was filed in the Supreme Court of New York County naming as defendants certain directors and officers of AIG and recipients of AIGFP retention payments. The complaint has not been served on any defendant.

•
Delaware Court of Chancery.    On September 17, 2008, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery, naming as defendants certain directors and officers of AIG and its subsidiaries.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•
Delaware Court of Chancery.    On January 15, 2009, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery, naming as defendants certain directors of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP.

•
Superior Court for the State of California, Los Angeles County.    On April 1, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain directors and officers of AIG. On September 30, 2009, the plaintiff in this action moved to intervene in the Consolidated 2007 Derivative Litigation. On December 23, 2009, the Court in the Consolidated 2007 Derivative Litigation denied that motion.

•
Superior Court for the State of California, Los Angeles County.    On November 20, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain former and present directors and officers of AIG and its subsidiaries.

    Canadian Securities Class Action — Ontario Superior Court of Justice.    On November 12, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported class action against AIG, AIGFP, certain directors and officers of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP, pursuant to the Ontario Securities Act. If the Court grants the application, a class plaintiff will be permitted to file a statement of claim against defendants. The proposed statement of claim would assert a class period of November 10, 2006 through September 16, 2008 (later amended to March 16, 2006 through September 16, 2008) and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act. On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On July 12, 2010, the Court adjourned a hearing on the motion pending a decision by the Supreme Court of Canada in another action with respect to similar issues raised in the action pending against AIG.

Other Litigation Related to AIGFP

    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At June 30, 2010, the estimated present value of expected future cash flows discounted at LIBOR was $1.4 billion. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect.

    A determination that AIG triggered a "bankruptcy event of default" under the swap agreement could, depending on the Court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities. On December 17, 2009 defendants filed a motion to dismiss.

Securities Lending Dispute with Transatlantic Holdings Inc.

    On May 24, 2010, Transatlantic Holdings, Inc. (Transatlantic) and two of its subsidiaries, Transatlantic Reinsurance Company and Trans Re Zurich Reinsurance Company Ltd. (collectively, Claimants), commenced an arbitration proceeding before the American Arbitration Association in New York against AIG and two of its subsidiaries. Claimants allege breach of contract, breach of fiduciary duty, and common law fraud in connection with certain securities lending agency agreements between AIG's subsidiaries and Claimants. Claimants allege that AIG and its subsidiaries should be liable for the losses that Claimants purport to have suffered in connection with

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

securities lending and investment activities, and seek damages in excess of $350 million. It is AIG's position that there was no breach of the operative agreements, and that Claimants' other allegations including purported breach of fiduciary duty and fraud are not meritorious.

    On June 29, 2010, AIG brought a petition in the Supreme Court of the State of New York, seeking to enjoin the arbitration on the ground that AIG is not a party to the securities lending agency agreements with Claimants. The parties have agreed to resolve that petition by consolidating the arbitration commenced by Claimants with a separate arbitration, commenced by AIG on June 29, 2010, in which AIG is seeking damages from Transatlantic for breach of a Master Separation Agreement among Transatlantic, AIG and one of its subsidiary companies.

Alico Life International Limited's Italian Internal Fund Suspensions

    Certain policyholders of certain unit-linked funds offered by the Italian branch of Alico Life International Limited (ALIL), the Irish subsidiary of ALICO, have either commenced or threatened litigation against ALIL's Italian branch as a result of the suspension of withdrawals from and diminution in value of those funds since late 2008, alleging damages for misrepresentation, mis-selling, improper or inadequate disclosures and other related claims against ALIL.

    All of the lawsuits are in early stages of litigation. In March 2010, ALIL learned that the public prosecutor in Milan had opened a formal investigation into the actions of employees of ALIL, as well as employees of ALIL's major distributor, based on a policyholder's complaint.

    ALIL is cooperating with the Italian and Irish regulatory authorities, which have jurisdiction in connection with this matter, and is in discussions to address their concerns as well as those of the affected policyholders.

    Under the terms of the ALICO Stock Purchase Agreement, pursuant to which MetLife has agreed to acquire ALICO, AIG has agreed to indemnify MetLife and its affiliates in respect of any third party claims and regulatory fines associated with ALIL's suspended funds.

Settlement Agreement with the Starr Parties

    On November 25, 2009, a settlement agreement and memorandum of understanding (the AIG/Greenberg MOU) was entered into by AIG, on the one hand, and AIG's former Chief Executive Officer, Maurice R. Greenberg, AIG's former Chief Financial Officer, Howard I. Smith, C.V. Starr & Company, Inc. (C.V. Starr) and Starr International Company, Inc. (SICO), on the other hand (the Starr Parties). Under the terms of the AIG/Greenberg MOU, the parties have agreed to release each other from all claims, including any claims by Greenberg and Smith against AIG for indemnification of future legal fees and expenses or settlement costs.

    In addition, pursuant to the AIG/Greenberg MOU:

•
SICO agreed to undertake to dismiss with prejudice an action it brought against AIG in the Tribuna del Circuito Civil, Panama City, Panama. On February 10, 2010, the parties filed a joint request to dismiss the case. On March 2, 2010, the Court posted its approval of the dismissal of claims and the action was terminated.

•
AIG agreed to undertake to dismiss with prejudice its direct claims against Greenberg and Smith in the Delaware 2004/2005 Derivative Litigation. On February 5, 2010, AIG, Greenberg and Smith submitted a stipulation to the Court dismissing AIG's direct claims against Greenberg and Smith.

    The Starr Parties have taken the position that the AIG/Greenberg MOU also releases certain of the derivative claims being pursued by the shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation and the New York 2004/2005 Derivative Litigation. AIG has taken the opposite position. The Delaware 2004/2005 Derivative Litigation and the New York 2004/2005 Derivative Litigation are described below under "Litigation Related to the Matters Underlying the 2006 Regulatory Settlements."

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2006 Regulatory Settlements and Related Regulatory Matters

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

    As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling approximately $338 million, including interest thereon, are included in Other assets at June 30, 2010. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers' compensation.

    In addition to the escrowed funds, $800 million was deposited into, and subsequently disbursed by, a fund under the supervision of the SEC, to resolve claims asserted against AIG by investors, including the securities class action and shareholder lawsuits described below.

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

    Other Regulatory Settlements.    AIG's 2006 regulatory settlements with the SEC, DOJ, NYAG and DOI did not resolve investigations by regulators from other states into insurance brokerage practices. AIG entered into agreements effective in early 2008 with the Attorneys General of the States of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia; the Commonwealths of Massachusetts and Pennsylvania; and the District of Columbia; as well as the Florida Department of Financial Services and the Florida Office of Insurance Regulation, relating to their respective industry-wide investigations into producer compensation and insurance placement practices. The settlements called for total payments of $26 million by AIG, of which $4.4 million was paid under previous settlement agreements. During the term of the settlement agreements, which run through early 2018, AIG will continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG will also continue to cooperate with the industry-wide investigations.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Litigation Related to the Matters Underlying the 2006 Regulatory Settlements

    AIG and certain present and former directors and officers of AIG have been named in various actions related to the matters underlying the 2006 Regulatory Settlements. These actions are described below.

    The Consolidated 2004 Securities Litigation.    Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American International Group, Inc. Securities Litigation (the Consolidated 2004 Securities Litigation). Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the Consolidated 2004 Securities Litigation is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG's publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as Starr, SICO, General Reinsurance Corporation (General Re), and PricewaterhouseCoopers LLP (PwC), among others. The lead plaintiff alleges, among other things, that AIG: (1) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (2) concealed that it used "income smoothing" products and other techniques to inflate its earnings; (3) concealed that it marketed and sold "income smoothing" insurance products to other companies; and (4) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that Greenberg manipulated AIG's stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 20(a) and Section 20A of the Exchange Act.

    In October 2009, the lead plaintiff advised the Court that it had entered into a settlement agreement with Greenberg, Smith, Christian M. Milton, Michael J. Castelli, SICO and Starr. At the lead plaintiff's request, the Court has entered an order dismissing all of the lead plaintiff's claims against these defendants "without prejudice" to any party. The lead plaintiff has also voluntarily dismissed Frank Hoenemeyer, L. Michael Murphy, and Richmond Insurance Company, Ltd.

    On February 22, 2010, the Court issued an opinion granting, in part, lead plaintiffs' motion for class certification. The Court rejected lead plaintiffs' request to include in the class purchasers of certain AIG bonds and declined to certify a class with respect to certain counts of the complaint and dismissed those claims for lack of standing. With respect to the remaining claims under the Exchange Act on behalf of putative class members who had purchased AIG Common Stock, the Court declined to certify a class as to certain defendants other than AIG and rejected lead plaintiffs' claims that class members could establish injury based on disclosures on two of the six dates lead plaintiffs had proposed, but certified a class consisting of all shareholders who purchased or otherwise acquired AIG Common Stock during the class period of October 28, 1999 to April 1, 2005, and who possessed that stock over one or more of the dates October 14, 2004, October 15, 2004, March 17, 2005 or April 1, 2005, as well as persons who held AIG Common Stock in two companies at the time they were acquired by AIG in exchange for AIG Common Stock, and were allegedly damaged thereby. In light of the class certification decision, on March 5, 2010, the Court denied as moot General Re's and lead plaintiffs' motion to certify their proposed settlement, and on March 18, 2010, PwC withdrew its motion to approve its proposed settlement with lead plaintiffs. Lead plaintiffs and AIG each filed petitions requesting permission to file an interlocutory appeal of the class certification decision. AIG, General Re, Richard Napier and Ronald Ferguson each filed opposition briefs to lead plaintiffs' petition.

    On May 17, 2010, PwC and lead plaintiffs jointly moved for final approval of their settlement as proposed prior to class certification. On June 23, 2010, General Re and lead plaintiffs jointly moved for preliminary approval of their settlement.

    On June 28, 2010, the U.S. Court of Appeals for the Second Circuit granted AIG's petition seeking permission to file an interlocutory appeal of the class certification decision, and denied the petition by lead plaintiffs.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On July 14, 2010, AIG approved the terms of a settlement (the Settlement) with lead plaintiffs. The Settlement is conditioned on, among other things, court approval and a minimum level of shareholder participation. Under the terms of the Settlement, if consummated, AIG will pay an aggregate of $725 million, $175 million of which is to be paid into escrow within ten days of preliminary court approval. AIG's obligation to fund the remainder of the settlement amount is conditioned on its having consummated one or more common stock offerings raising net proceeds of at least $550 million prior to final court approval (Qualified Offering). AIG has agreed to use best efforts, consistent with the fiduciary duties of AIG's management and Board of Directors, to effect a Qualified Offering, but the decision as to whether market conditions or pending or contemplated corporate transactions make it commercially reasonable to proceed with such an offering will be within AIG's unilateral discretion. In the event that AIG effects a registered secondary offering of common stock on behalf of the Department of the Treasury resulting in the Department of the Treasury receiving proceeds of at least $550 million, then market access will be deemed to have been demonstrated and AIG shall be deemed to have consummated a Qualified Offering. AIG, in its sole discretion, also may fund the $550 million from other sources. If AIG does not fund the $550 million before final court approval of the Settlement, lead plaintiffs may terminate the agreement, elect to acquire freely transferable shares of AIG common stock with a market value of $550 million provided AIG is able to obtain all necessary approvals, or extend the period for AIG to complete a Qualified Offering. On July 20, 2010, at the joint request of AIG and lead plaintiffs, the District Court entered an order staying all deadlines in the case.

    The New York 2004/2005 Derivative Litigation.    Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action (the New York 2004/2005 Derivative Litigation). The complaint in this action contains nearly the same types of allegations made in the Consolidated 2004 Securities Litigation. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (Ace), General Re, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from Greenberg and Smith of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG's Board of Directors has appointed a special committee of independent directors (Special Committee) to review the matters asserted in the operative consolidated derivative complaint. The Court has entered an order staying this action pending resolution of the Delaware 2004/2005 Derivative Litigation discussed below. The Court also has entered an order that termination of certain named defendants from the Delaware action applies to this action without further order of the Court. On February 26, 2009, the Court dismissed those AIG officer and director defendants against whom the shareholder plaintiffs in the Delaware action had not pursued claims.

    Under the AIG/Greenberg MOU, AIG agreed to undertake to dismiss with prejudice its claims against Greenberg and Smith in the New York 2004/2005 Derivative Litigation. The Starr Parties have taken the position that the AIG/Greenberg MOU also releases the derivative claims being pursued by the shareholder plaintiffs in this litigation. AIG has taken the opposite position.

    The Delaware 2004/2005 Derivative Litigation.    From October 2004 to April 2005, AIG shareholders filed five derivative complaints in the Delaware Chancery Court. All of these derivative lawsuits were consolidated into a single action as In re American International Group, Inc. Consolidated Derivative Litigation (the Delaware 2004/2005 Derivative Litigation). The amended consolidated complaint named 43 defendants (not including nominal defendant AIG) who, as in the New York 2004/2005 Derivative Litigation, were current and former officers and directors of AIG, as well as other entities and certain of their current and former employees and directors. The factual allegations, legal claims and relief sought in this action are similar to those alleged in the New York 2004/2005 Derivative Litigation, except that the claims are only under state law.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    In early 2007, the Court approved an agreement that AIG be realigned as plaintiff, and, on June 13, 2007, acting on the direction of the Special Committee, AIG filed an amended complaint against former directors and officers Greenberg and Smith, alleging breach of fiduciary duty and indemnification. Also on June 13, 2007, the Special Committee filed a motion to terminate the litigation as to certain defendants, while taking no action as to others. Defendants Greenberg and Smith filed answers to AIG's complaint and brought third-party complaints against certain current and former AIG directors and officers, PwC and INS Regulatory Insurance Services, Inc. On September 28, 2007, AIG and the shareholder plaintiffs filed a combined amended complaint in which AIG continued to assert claims against defendants Greenberg and Smith and took no position as to the claims asserted by the shareholder plaintiffs in the remainder of the combined amended complaint. In that pleading, the shareholder plaintiffs are no longer pursuing claims against certain AIG officers and directors. On February 12, 2008, the Court granted AIG's motion to stay discovery pending the resolution of claims against AIG in the Consolidated 2004 Securities Litigation.

    On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs' portions of the complaint. On February 10, 2009, the Court denied the motions to dismiss filed by Greenberg, Matthews, and Tizzio; granted the motion to dismiss filed by PwC without prejudice; and granted the motion to dismiss filed by certain former employees of AIG without prejudice for lack of personal jurisdiction. On March 6, 2009, the Court granted an Order of Dismissal, Notice and Order of Voluntary Dismissal and Stipulation and Order of Dismissal to dismiss those individual defendants who were similarly situated to the individuals dismissed by the Court for lack of personal jurisdiction. On March 12, 2009, Defendant Greenberg filed his verified answer to AIG's complaint; cross-claims against Marsh, ACE, General Re, and Tizzio; and a third-party complaint against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. Defendant Smith has also filed his answer to AIG's complaint, which was amended on July 9, 2009 to add cross-claims against Tizzio and third-party claims against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. On June 17, 2009, the Court issued an opinion granting the motions to dismiss filed by General Re, Marsh, ACE, and Susan Rivera. On July 13, 2009 and July 17, 2009, the Court entered final judgments in favor of PwC, General Re, Marsh, ACE, and Susan Rivera. Shortly thereafter, the shareholder plaintiffs filed separate appeals: one addressing the dismissal of PwC, and the other addressing the dismissals of ACE, General Re, and Marsh.

    On November 10, 2009, the Delaware Supreme Court granted AIG's motion to consolidate the appeal of its dismissal from the In re Marsh Derivative Litigation (see below, "Derivative Action — Delaware Chancery Court (Marsh)") with the appeal of the dismissals of Marsh, General Re and ACE from the Delaware 2004/2005 Derivative Litigation. On February 22, 2010, the Court issued an order notifying the parties that the appeal would be heard by the Court en banc.

    On February 5, 2010, a stipulation of dismissal was filed with the court dismissing AIG's direct claims against Greenberg and Smith, pursuant to the AIG/Greenberg MOU. On February 10, 2010, the shareholder plaintiffs informed the Court that they did not object to the dismissal of AIG's direct claims against Greenberg and Smith, but stated that the dismissal did not apply to their claim against Greenberg and Smith, and further stated that they intended to seek attorneys' fees for having initiated the claims against Greenberg and Smith. The Starr Parties have taken the position that the AIG/Greenberg MOU releases the derivative claims being pursued by the shareholder plaintiffs; AIG has taken the opposite position.

    Derivative Action — Supreme Court of New York.    On February 11, 2009, shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation filed a derivative complaint in the Supreme Court of New York against the individual defendants who moved to dismiss the complaint in the Delaware 2004/2005 Derivative Litigation on personal jurisdiction grounds. The defendants include current and former officers and employees of AIG, Marsh,

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and General Re; AIG is named as a nominal defendant. The complaint in this action contains similar allegations to those made in the Delaware 2004/2005 Derivative Litigation described above. Defendants filed motions to dismiss the complaint on May 1, 2009. The shareholder plaintiffs have reached an agreement staying discovery as well as any motions to dismiss the General Re and Marsh defendants pending final adjudication of any claims against those parties in the Delaware 2004/2005 Derivative Litigation. The individual defendants have also filed motions to dismiss.

    Derivative Action — Delaware Chancery Court (Marsh).    AIG was also named as a defendant in a derivative action in the Delaware Chancery Court brought by shareholders of Marsh. On July 10, 2008, shareholder plaintiffs filed a second consolidated amended complaint, which contains claims against AIG for aiding and abetting a breach of fiduciary duty and contribution and indemnification in connection with alleged bid-rigging and steering practices in the commercial insurance market that are the subject of the Multi-District Litigation described below. On November 10, 2008, AIG and certain defendants filed motions to dismiss the shareholder plaintiffs' portions of the complaint. On June 17, 2009, the Court dismissed the claims against AIG, Greenberg, and Zachary Carter with prejudice and denied the motions to dismiss filed by the remaining defendants. The shareholder plaintiffs filed their notice of appeal on October 1, 2009. AIG moved to consolidate the appeal with the appeal of the dismissal of ACE, General Re, and Marsh in the Delaware 2004/2005 Derivative Litigation. The shareholders of Marsh moved to stay this appeal pending the decision in the appeal of the dismissal of ACE, General Re, and Marsh in the Delaware 2004/2005 Derivative Litigation. On November 10, 2009, the Delaware Supreme Court granted AIG's motion to consolidate the appeals for the purposes of oral argument and denied the Marsh shareholders' motion to stay. On February 22, 2010, the Court issued an order notifying the parties that the appeal would be heard by the Court en banc.

    On December 22, 2009, the Marsh shareholder plaintiffs filed a stipulation of settlement, resolving their claims against the Marsh defendants.

    The Multi-District Litigation.    Commencing in 2004, policyholders brought multiple federal antitrust and RICO class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in a broad conspiracy to allocate customers, steer business, and rig bids. These actions, including 24 complaints filed in different federal Courts naming AIG or an AIG subsidiary as a defendant, were consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey (District of New Jersey) for coordinated pretrial proceedings. The consolidated actions have proceeded in that Court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the Commercial Complaint) and In re Employee Benefits Insurance Brokerage Antitrust Litigation (the Employee Benefits Complaint, and, together with the Commercial Complaint, the Multi-district Litigation).

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    Workers' Compensation Premium Reporting.    On May 24, 2007, the National Council on Compensation Insurance (NCCI), on behalf of the participating members of the National Workers' Compensation Reinsurance Pool (the NWCRP), filed a lawsuit in the United States District Court for the Northern District of Illinois against AIG with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint alleged claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG's alleged underpayment of these assessments between 1970 and the present and sought damages purportedly in excess of $1 billion. On August 6, 2007, the Court denied AIG's motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the Court denied AIG's motion to dismiss the complaint.

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

    On April 13, 2009, third-party defendant Liberty Mutual filed third-party counterclaims against AIG, certain of its subsidiaries, and former AIG executives. On August 23, 2009, the Court granted AIG's motion to dismiss the NCCI complaint for lack of standing. On September 25, 2009, AIG filed its First Amended Complaint, reasserting its RICO claims against certain insurance companies that both underreported their workers' compensation premium and served on the NWCRP Board, and repleading its fraud and other state law claims. Defendants filed a motion to dismiss the First Amended Complaint on October 30, 2009. On October 8, 2009, Liberty Mutual filed

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

an amended counterclaim against AIG. The amended counterclaim is substantially similar to the complaint initially filed by NCCI, but also seeks damages related to non-NWCRP states, guaranty funds, and special assessments, in addition to asserting claims for other violations of state law. The amended counterclaim also removes as defendants the former AIG executives. On October 30, 2009, AIG filed a motion to dismiss the Liberty amended counterclaim.

    On April 1, 2009, Safeco Insurance Company of America and Ohio Casualty Insurance Company filed a complaint in the United States District Court for the Northern District of Illinois, on behalf of a purported class of all NWCRP participant members, against AIG and certain of its subsidiaries with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint was styled as an "alternative complaint," should the Court grant AIG's motion to dismiss the NCCI lawsuit for lack of subject-matter jurisdiction. The allegations in the class action complaint are substantially similar to those filed by the NWCRP, but the complaint names former AIG executives as defendants and asserts a RICO claim against those executives. On August 28, 2009, the class action plaintiffs filed an amended complaint, removing the AIG executives as defendants. On October 30, 2009, AIG filed a motion to dismiss the amended complaint. On July 16, 2010, Safeco Insurance Company and Ohio Casualty Insurance Company filed their motion for class certification.

    On July 1, 2010, the Court ruled on the pending motions to dismiss that were directed at all parties' claims. With respect to the underreporting NWCRP companies' and board members' motion to dismiss AIG's first amended complaint, the Court denied the motion to dismiss all counts except AIG's claim for unjust enrichment, which it found to be precluded by the surviving claims for breach of contract. With respect to NCCI and the NWCRP's motion to dismiss AIG's first amended complaint, the Court denied the NCCI and the NWCRP's motions to dismiss AIG's claims for an equitable accounting and an action on an open, mutual, and current account. With respect to AIG's motions to dismiss Liberty's counterclaims and the class action complaint, the Court denied both motions, except that it dismissed the class claim for promissory estoppel. On July 30, 2010 the NWCRP filed a motion for reconsideration of the Court's ruling denying its motion to dismiss AIG's claims for an equitable accounting and an action on an open, mutual, and current account.

Litigation Matters Relating to AIG's Insurance Operations

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

    On December 1, 2008, the intervenor-plaintiffs filed an Amended Complaint in Intervention that purports to bring claims against all defendants for deceit and conspiracy to deceive and a claim against AIG and its subsidiaries for aiding and abetting Caremark's alleged deception. The defendants have moved to dismiss the Amended Complaint, and, in the alternative, for a more definite statement.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Superior National.    On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers' compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by The United States Life Insurance Company in the City of New York (USLIFE), a subsidiary of AIG Life Holdings (U.S.). In its 2-1 ruling, the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE's participation by ten percent. Further, the arbitration ruling established a second phase of arbitration for USLIFE to present its challenges to certain cessions to the contract. In the second phase the arbitration panel issued two awards resolving the challenges in favor of Superior National, now in liquidation. On January 4, 2010, the Ninth Circuit Court of Appeals affirmed the arbitration awards. On June 21, 2010, USLIFE satisfied the judgment of approximately $529 million. The judgment was for amounts billed through December 6, 2006, plus interest. USLIFE believes that the remaining reserves, after deduction for satisfaction of the judgment, as of June 30, 2010, should be adequate to fund unpaid claims.

(b) Commitments

Flight Equipment

    At June 30, 2010, ILFC had committed to purchase 115 new aircraft deliverable from 2011 through 2019, at an estimated aggregate purchase price of $13.5 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

    Included in the 115 new aircraft are 74 Boeing 787 aircraft (B787s), with the first aircraft currently scheduled to be delivered in July 2012. ILFC is in discussion with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which ILFC may be eligible. ILFC has signed contracts for 29 of the 74 B787s on order. Under the terms of ILFC's B787 leases, the lessees may be entitled to share in any compensation which ILFC receives from Boeing for late delivery of the aircraft.

Other Commitments

    On March 29, 2010, AIG's Compensation and Management Resources Committee approved AIG's 2010 Long Term Incentive Plan (2010 LTIP) and an additional component to AIG's 2009 Long Term Incentive Plan (2009 LTIP) for middle management employees throughout AIG. Under both plans, recipients were offered the opportunity to receive additional compensation in the form of cash and stock appreciation rights (SARs) if certain metrics are met. The ultimate value is contingent on the achievement of performance measures aligned to the participant's business unit over a two-year period and such value could range from zero to twice the target amount. Subsequent to the performance period, portions of the earned awards are subject to an additional time-vesting period of up to two years. The awards granted to participants based on their target amounts for the 2010 LTIP totaled approximately $380 million for the cash and SARs components, while the SARs component of the 2009 LTIP totaled approximately $90 million. AIG recognizes compensation expense over the vesting period for these plans.

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $6.2 billion at June 30, 2010.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    AIG is obligated, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in (c) below under "Benefits Provided by Starr International Company, Inc.").

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

    Under the Starr International Company, Inc. Assurance Agreement, dated as of June 27, 2005 (SICO Assurance Agreement), AIG has agreed that, in the event that SICO does not promptly deliver the shares as required under the express terms of the SICO Plans to participants who were employees of AIG and its subsidiaries as of May 18, 2005, AIG will pay the benefits due under the SICO Plans. At June 30, 2010, the maximum number of shares of common stock that AIG could be required to deliver under the SICO Assurance Agreement was 295,944.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2010 was $1.3 billion. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is usually, but not always, partially offset by amounts payable under other instruments typically equal to the accreted value of a deposit held by AIGFP. In the event AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay. AIGFP selected transactions in which it agreed to provide this product only in circumstances where lessee bankruptcy is considered remote or, in the case of certain municipal lessees, not permitted under current law.

Asset Dispositions

  General

    AIG is subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses pursuant to its asset disposition plan. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation, or breaches of representations, warranties or covenants provided by AIG. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable.

    AIG is unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, AIG believes that it is unlikely it will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheet. See Note 1 herein for additional information on sales of businesses and asset dispositions.

  ALICO Sale

    Under the terms of the announced sale of ALICO, the purchase price must be adjusted based on conditions existing at closing and/or the occurrence of certain events including the maintenance of a minimum risk-based-capital ratio, the settlement of amounts due to or from AIG affiliates, and the level of earnings during the 12 months ended May 31, 2010. AIG expects the transaction to close in the fourth quarter of 2010 and, as of

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

June 30, 2010, AIG does not expect the purchase price will be materially negatively adjusted as a result of the foregoing events or conditions.

    AIG also agreed to provide MetLife with certain indemnifications upon completion of the sale, the most significant of which include:

•
Indemnification related to breaches of general representations and warranties with an aggregate deductible of $125 million and a maximum payout of $2.25 billion. The indemnification extends for 21 months after the completion of the sale.

•
Indemnifications related to specific product, investment, litigation, and other matters that are excluded from the general representations and warranties indemnity. These indemnifications provide for various deductible amounts, which in certain cases are zero, and maximum exposures, which in certain cases are unlimited, and extend for various periods after the completion of the sale.

•
Tax indemnifications related to insurance reserves that extend for three years from the completion of the sale and that are limited to an aggregate of $200 million, and certain other tax-related representations and warranties that extend to the expiration of the statute of limitations and are subject to an aggregate deductible of $50 million.

    In connection with the above, AIG agreed to place $3 billion of sales proceeds (consisting initially of MetLife securities to be received upon the completion of the sale) into an escrow arrangement that declines to zero over a 30-month period, with claims submitted related to the indemnifications reducing the amount that can be released. Because the transaction had not closed at June 30, 2010, no liabilities related to these indemnifications were recorded in the Consolidated Balance Sheet.

10. Total Equity and Earnings (Loss) Per Share

Preferred Stock

    During the first six months of 2010, AIG drew approximately $2.2 billion under the Department of the Treasury Commitment and, as a result, the liquidation preference of the AIG Series F Preferred Stock increased to $7.543 billion in the aggregate.

    As a result of AIG's failure to declare and pay dividends on Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series E Preferred Stock), and AIG Series F Preferred Stock for four quarterly dividend payment periods, the United States Department of the Treasury, as the sole holder of the AIG Series E Preferred Stock and AIG Series F Preferred Stock, exercised its right and elected Ronald A. Rittenmeyer and Donald H. Layton (the Preferred Directors) to the Board of Directors of AIG (the Board) by written consent effective April 1, 2010. The Preferred Directors were re-elected by the United States Department of the Treasury, as the sole holder of the AIG Series E Preferred Stock and AIG Series F Preferred Stock, at AIG's 2010 Annual Meeting of Shareholders and will hold office until the next annual meeting (or special meeting called for the purpose of electing directors) or until all the dividends payable on all outstanding shares of the AIG Series E Preferred Stock and the AIG Series F Preferred Stock have been declared and paid in full for four consecutive quarters.

    See Note 16 of Notes to Consolidated Financial Statements of AIG's 2009 Annual Report on Form 10-K for a discussion of the terms of AIG's outstanding Preferred Stock.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Accumulated Other Comprehensive Income (Loss)

A rollforward of Accumulated other comprehensive income (loss) is as follows:

Six Months Ended June 30, 2010 (in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (losses) Arising from Cash Flow Hedging Activities	Retirement Plan Liabilities Adjustments	Total

Balance, beginning of year, net of tax	$(1,810)	$7,145	$1,630	$(128)	$(1,144)	$5,693

Unrealized appreciation (depreciation) of investments	1,230	7,320	-	-	-	8,550
Net changes in foreign currency translation adjustments	-	-	(1,780)	-	-	(1,780)
Net gains (losses) on cash flow hedges	-	-	-	37	-	37
Net actuarial gain	-	-	-	-	106	106
Prior service cost	-	-	-	-	(3)	(3)
Deferred tax asset (liability)	(428)	(2,995)	754	24	(9)	(2,654)

Total other comprehensive income	802	4,325	(1,026)	61	94	4,256
Cumulative effect of change in accounting principle, net of tax	-	(276)	-	-	-	(276)
Noncontrolling interests	3	17	(176)	-	-	(156)

Balance, end of period, net of tax	$(1,011)	$11,177	$780	$(67)	$(1,050)	$9,829

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

    In 2010, AIG recorded a net decrease due to deconsolidation of noncontrolling interests primarily related to the sale of AIG's investment advisory and third party asset management business. See Note 3 herein for additional information. In 2009, AIG recorded a net decrease due to the deconsolidation of Transatlantic following the sale

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

by AIG of 29.9 million shares of Transatlantic common stock as well as the deconsolidation of certain investment entities within the Institutional Asset Management business.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2010	2009	2010	2009

Numerator for EPS:
Income (loss) from continuing operations	$1,292	$586	$3,472	$(4,875)
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	508	-	1,027	-
Other	20	(7)	139	(775)

Total net income (loss) from continuing operations attributable to noncontrolling interests	528	(7)	1,166	(775)

Net income (loss) attributable to AIG from continuing operations	764	593	2,306	(4,100)

Income (loss) from discontinued operations	$(3,407)	$1,259	$(3,082)	$1,587
Income from discontinued operations attributable to noncontrolling interests	13	30	23	18

Net income (loss) attributable to AIG from discontinued operations	(3,420)	1,229	(3,105)	1,569

Cumulative dividends on AIG Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share	-	(283)	-	(1,295)
Income allocated to AIG Series C Preferred Stock – continuing operations	(609)	(247)	(1,839)	-

Net income (loss) attributable to AIG from continuing operations, applicable to common stock for EPS	155	63	467	(5,395)

Income (loss) allocated to AIG Series C Preferred Stock – discontinued operations	2,727	(981)	2,477	-

Net income (loss) attributable to AIG from discontinued operations, applicable to common stock for EPS	$(693)	$248	$(628)	$1,569

Denominator for EPS:
Weighted average shares outstanding – basic	135,813,034	135,281,740	135,745,903	135,267,735
Dilutive shares*	56,560	54,700	61,410	-

Weighted average shares outstanding – diluted	135,869,594	135,336,440	135,807,313	135,267,735

EPS attributable to AIG:
Basic:
Income (loss) from continuing operations	$1.14	$0.47	$3.44	$(39.89)
Income (loss) from discontinued operations	$(5.10)	$1.83	$(4.63)	$11.60
Diluted:
Income (loss) from continuing operations	$1.14	$0.47	$3.44	$(39.89)
Income (loss) from discontinued operations	$(5.10)	$1.83	$(4.63)	$11.60

*
Diluted shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the AIG Series F Warrants. The number of shares excluded from diluted shares outstanding were 12 million for the three-month and six-month periods ended June 30, 2010 and 2009, because the effect would have been anti-dilutive.

 11. Restructuring

    Since September 2008, AIG has been working to execute an orderly disposition plan of non-core businesses and assets, protect and enhance the value of its key businesses, and position itself for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in its liquidity and capital. Successful execution of the restructuring plan involves significant separation activities. Major restructuring activities include the separation of shared services, corporate functions, infrastructure and assets among business units.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    In connection with its restructuring and separation activities, AIG has incurred significant expenses, including legal, banking, accounting, consulting and other professional fees. In addition, AIG is contractually obligated to reimburse or advance certain professional fees and other expenses incurred by the FRBNY and the trustees of the Trust.

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

    Restructuring and separation expenses that have been cumulatively incurred or can be reasonably expected to be incurred at June 30, 2010, are set forth in the table below, and exclude expenses that could not be reasonably estimated at June 30, 2010, as well as expenses (principally professional fees) that are expected to be capitalized. With respect to the FRBNY and the trustees of the Trust, these amounts include only actual reimbursement and advancement payments made through June 30, 2010.

Restructuring expenses and related asset impairment and other expenses by reportable segment consisted of the following:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services(a)	Other(b)	Total

Three Months Ended June 30, 2010
Restructuring expenses	$-	$-	$-	$15	$42	$57
Separation expenses	3	4	8	(2)	-	13

Total	$3	$4	$8	$13	$42	$70

Three Months Ended June 30, 2009
Restructuring expenses	$1	$21	$2	$43	$146	$213
Separation expenses	42	14	10	31	16	113

Total	$43	$35	$12	$74	$162	$326

Six Months Ended June 30, 2010
Restructuring expenses	$-	$-	$8	$15	$146	$169
Separation expenses	6	7	18	(11)	1	21

Total	$6	$7	$26	$4	$147	$190

Six Months Ended June 30, 2009
Restructuring expenses	$1	$23	$7	$101	$282	$414
Separation expenses	73	38	27	82	44	264

Total	$74	$61	$34	$183	$326	$678

Cumulative amounts incurred since inception of restructuring plan	$273	$158	$226	$640	$954	$2,251

Total amounts expected to be incurred(c)	$273	$172	$246	$724	$1,068	$2,483

(a)
Benefit in 2010 relates to returned AIGFP retention awards.

(b)
Primarily includes professional fees related to (i) disposition activities and (ii) AIG's capital restructuring program with the FRBNY and the Department of the Treasury.

(c)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at June 30, 2010.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A rollforward of the restructuring liability, reported in Other liabilities on AIG's Consolidated Balance Sheet, for the six months ended June 30, 2010 and the cumulative amounts incurred since inception of the restructuring plan, and the total amounts expected to be incurred are summarized as follows:

Six Months Ended June 30, 2010 (in millions)	Severance Expenses	Contract Termination Expenses	Asset Write- Downs	Other Exit Expenses(a)	Subtotal Restructuring Expenses	Separation Expenses	Total Restructuring and Separation Expenses

Balance, beginning of year	$125	$20	$-	$81	$226	$360	$586
Additional charges	(7)	2	12	147	154	25	179
Cash payments	(85)	(10)	-	(136)	(231)	(276)	(507)
Non-cash items(b)	(1)	-	(12)	(1)	(14)	(12)	(26)
Changes in estimates	6	6	-	6	18	(4)	14
Activity of discontinued operations	-	-	-	(10)	(10)	(62)	(72)
Reclassified to Liabilities of businesses held for sale	-	(1)	-	3	2	(5)	(3)

Balance, end of period	$38	$17	$-	$90	$145	$26	$171

Cumulative amounts incurred since inception of restructuring plan	$246	$87	$192	$715	$1,240	$1,014	$2,254

Total amounts expected to be incurred(c)	$246	$117	$192	$879	$1,434	$1,049	$2,483

(a)
Primarily includes professional fees related to (i) disposition activities, (ii) AIG's capital restructuring program with the FRBNY and the Department of the Treasury and (iii) unwinding most of AIGFP's businesses and portfolios.

(b)
Primarily represents asset impairment charges, foreign currency translation and reclassification adjustments.

(c)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at June 30, 2010.

 12. Ownership

    (a)    According to the Schedule 13G as amended through July 12, 2010, filed by Fairholme Capital Management, L.L.C. (FCM), Mr. Bruce Berkowitz and Fairholme Funds, Inc., through various investment vehicles and accounts it manages, owns in the aggregate 32,789,000 shares of AIG Common Stock. Of these shares, 29,282,400 shares are owned by The Fairholme Fund, a series of Fairholme Funds, Inc. Because Mr. Bruce Berkowitz, in his capacity as the Managing Member of FCM or as President of Fairholme Funds, Inc., has voting or dispositive power over all shares beneficially owned by FCM, he is deemed to have beneficial ownership of all such shares. Based on the shares of AIG Common Stock outstanding at July 30, 2010, these ownership interests would represent approximately 24.3 percent of AIG Common Stock for FCM and Mr. Berkowitz and 21.7 percent of AIG Common Stock for Fairholme Funds, Inc.

    According to the Schedule 13D as amended through March 19, 2010, filed by Maurice R. Greenberg, Edward E. Matthews, Starr International Company, Inc. (Starr International), C.V. Starr & Co. (CV Starr), Inc. and Universal Foundation, Inc. (Universal Foundation) (collectively, the Starr Group), the Starr Group could be deemed to beneficially own 14,105,606 shares of AIG Common Stock at that date. Each of the Maurice R. and Corinne P. Greenberg Family Foundation, Inc., the Maurice R. and Corinne P. Greenberg Joint Tenancy, LLC and C.V. Starr & Co., Inc. Trust no longer has the power to vote or direct the disposition of any shares of AIG Common Stock. Based on the shares of AIG Common Stock outstanding at July 30, 2010, this ownership would represent approximately 10.4 percent of the common stock of AIG. Although these reporting persons may have made filings under Section 16 of the Securities Exchange Act of 1934 (the Exchange Act), reporting sales of shares of common stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 19, 2010.

    (b)    For discussion of the AIG Series C Preferred Stock and the ownership by the Trust, see Note 16 of Notes to Consolidated Financial Statements of AIG's 2009 Annual Report on Form 10-K.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 13. Employee Benefits

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pensions			Postretirement
(in millions)	Non U.S. Plans*	U.S. Plans	Total	Non U.S. Plans*	U.S. Plans	Total

Three Months Ended June 30, 2010
Components of net periodic benefit cost:
Service cost	$31	$35	$66	$2	$2	$4
Interest cost	14	54	68	1	4	5
Expected return on assets	(7)	(64)	(71)	-	-	-
Amortization of prior service credit	(3)	-	(3)	-	-	-
Amortization of net loss	12	12	24	-	-	-
Other	2	-	2	-	-	-

Net periodic benefit cost	$49	$37	$86	$3	$6	$9

Three Months Ended June 30, 2009
Components of net periodic benefit cost:
Service cost	$29	$39	$68	$2	$2	$4
Interest cost	14	54	68	1	4	5
Expected return on assets	(7)	(59)	(66)	-	-	-
Amortization of prior service credit	(3)	(1)	(4)	-	-	-
Amortization of net loss	10	23	33	-	1	1
Other	5	-	5	-	-	-

Net periodic benefit cost	$48	$56	$104	$3	$7	$10

Six Months Ended June 30, 2010
Components of net periodic benefit cost:
Service cost	$63	$71	$134	$4	$4	$8
Interest cost	29	108	137	2	8	10
Expected return on assets	(14)	(128)	(142)	-	-	-
Amortization of prior service credit	(5)	-	(5)	-	-	-
Amortization of net loss	23	24	47	-	-	-
Other	1	-	1	-	-	-

Net periodic benefit cost	$97	$75	$172	$6	$12	$18

Six Months Ended June 30, 2009
Components of net periodic benefit cost:
Service cost	$60	$80	$140	$5	$5	$10
Interest cost	30	109	139	2	8	10
Expected return on assets	(16)	(114)	(130)	-	-	-
Amortization of prior service credit	(6)	(1)	(7)	-	-	-
Amortization of net loss	21	47	68	-	1	1
Other	8	-	8	-	(3)	(3)

Net periodic benefit cost	$97	$121	$218	$7	$11	$18

*
Amounts for non-U.S. plans include pension costs associated with discontinued operations totaling $19 million and $20 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $39 million and $38 million for the six-month periods ended June 30, 2010 and 2009, respectively and post retirement costs associated with discontinued operations totaling $1 million for both the three-month periods ended June 30, 2010 and 2009, and $1 million for both the six-month periods ended June 30, 2010 and 2009.

    At December 31, 2009, AIG's non-U.S. pension and post retirement plans were underfunded by $1.6 billion and $106 million, respectively. Those amounts included $525 million and $25 million, respectively, for pension and postretirement plans that are now classified as liabilities held for sale.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    As a result of the Fuji acquisition, AIG assumed the obligations related to the Fuji plans. As of March 31, 2010, Fuji's aggregate projected benefit obligation and plan assets were $239 million and $297 million, respectively. See Note 4 herein for more information on the Fuji acquisition.

    For the six-month period ended June 30, 2010, AIG contributed $82 million to its U.S. and non-U.S. pension plans and expects to contribute an additional $52 million for the remainder of 2010. These estimates are subject to change since contribution decisions are affected by various factors, including AIG's liquidity, asset dispositions, market performance and management discretion.

14. Income Taxes

Effective Tax Rates and Interim Period Tax Assumptions

AIG's actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
(dollars in millions)	Pre-Tax Income (Loss)	Amount	Percent of Pre-tax Income (Loss)	Pre-Tax Income (Loss)	Amount	Percent of Pre-tax Income (Loss)

U.S. federal income tax at statutory rate	$(1,625)	$(569)	35.0%	$652	$228	35.0%
Adjustments:
Tax exempt interest		(152)	9.4		(307)	(47.1)
Investments in subsidiaries, partnerships and variable interest entities		(77)	4.7		(44)	(6.8)
Effect of foreign operations		(501)	30.8		(467)	(71.6)
Bargain purchase gain		-	-		(142)	(21.8)
State income taxes		(31)	1.9		(117)	(17.9)
Other		(159)	9.9		(196)	(30.0)
Effect of discontinued operations		248	(15.3)		392	60.1
Effect of discontinued operations – goodwill		924	(56.9)		924	141.7
State tax valuation allowance – continuing operations		131	(8.1)		196	30.1
Valuation allowance:
Continuing operations		539	(33.2)		(211)	(32.4)
Discontinued operations		137	(8.4)		6	0.9

Total income tax expense	(1,625)	490	(30.2)	652	262	40.2
Amount included in discontinued operations	(3,228)	179	(5.5)	(2,708)	374	(13.8)

Tax expense (benefit) from continuing operations	$1,603	$311	19.4%	$3,360	$(112)	(3.3)%

AIG's income tax expense (benefit) from continuing operations for the three and six months ended June 30, 2010 and 2009 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Current tax expense (benefit)	$198	$1,045	$1,181	$1,381
Deferred tax expense (benefit)	113	(1,460)	(1,293)	(2,665)

Total tax expense (benefit) attributable to continuing operations	$311	$(415)	$(112)	$(1,284)

    AIG is unable to estimate the annual effective tax rate for 2010 due to the significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective tax rate for the interim periods is being utilized.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    For the three- and six-month periods ended June 30, 2010, the effective tax rates on pre-tax income from continuing operations were 19.4 percent and (3.3) percent, respectively. The effective tax rate for the three-month period ended June 30, 2010 attributable to continuing operations was primarily related to an increase in the valuation allowance of $539 million as described below, partially offset by tax exempt interest of $152 million and the effect of foreign operations of $501 million. The effective tax rate for the six-month period ended June 30, 2010 was negative because AIG recorded a net tax benefit on pre-tax income. The benefit reflected in the effective tax rate attributable to continuing operations was primarily related to the effects of tax exempt interest income of $307 million, the effect of foreign operations of $467 million, the excess amount of the Fuji bargain purchase gain for financial reporting over the tax basis which is essentially permanent in duration of $142 million, and a reduction of $211 million in the valuation allowance as described below.

    For the three- and six-month periods ended June 30, 2009, the effective tax rates on pre-tax income (loss) from continuing operations were (242.7) percent and 20.9 percent, respectively. The effective tax rate for the three-month period ended June 30, 2009 was negative because AIG recorded a tax benefit on pre-tax income. The benefit reflected in the effective tax rate attributable to continuing operations for the three-month period ended June 30, 2009 was primarily related to a decrease in the valuation allowance of $1.6 billion, partially offset by deferred tax expense of $760 million mainly attributable to the change in the estimated U.S. tax liability with respect to the potential sale of subsidiaries and an increase of $382 million in the reserve for uncertain tax positions. The benefit reflected in the effective tax rate attributable to continuing operations for the six-month period ended June 30, 2009 was primarily related to tax exempt interest of $366 million, partially offset by changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries of $287 million and an increase of $406 million in the reserve for uncertain tax positions.

The following table provides a rollforward of the net deferred tax asset from December 31, 2009 to June 30, 2010:

(in millions)	Net Deferred Tax Asset Before Valuation Allowance	Valuation Allowance	Net Deferred Tax Asset

Net deferred tax asset at December 31, 2009	$29,589	$(23,705)	$5,884
Benefit (provision) – continuing operations	1,277	16	1,293
Benefit (provision) – discontinued operations	(606)	(6)	(612)
Deferred taxes on components of shareholders' equity	(2,143)	(439)	(2,582)
Deferred taxes of acquired entities	525	(640)	(115)
Deferred taxes of deconsolidated entities	(131)	-	(131)
Net deferred tax liabilities reclassified as held for sale	582	1,224	1,806

Net deferred tax asset at June 30, 2010	$29,093	$(23,550)	$5,543

Assessment of Deferred Tax Asset Valuation Allowances

    AIG evaluates the recoverability of the deferred tax asset and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

    When assessing the realization of its deferred tax asset at June 30, 2010, AIG considered all available evidence, including:

•
the nature, frequency, and severity of cumulative financial reporting losses in recent years;

•
certain transactions, including the recognition of the gains on asset sales, and the planned divestitures of AIA and ALICO;

•
the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards; and

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

•
tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset.

    Estimates of future gains generated from specific transactions and tax planning strategies discussed below could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG's consolidated financial condition or its results of operations for an individual reporting period.

    At June 30, 2010 and December 31, 2009, AIG's U.S. consolidated income tax group had net deferred tax assets after valuation allowances of $7.1 billion and $8.6 billion, respectively. Realization of AIG's net deferred tax asset depends upon its ability to generate gains on asset sales and the divestitures of AIA and ALICO, and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset, but does not depend on projected future operating income of the U.S. consolidated income tax group. At June 30, 2010 and December 31, 2009, AIG's U.S. consolidated income tax group had deferred tax asset valuation allowances of $20.8 billion and $20.4 billion, respectively.

    For the six months ended June 30, 2010, AIG recorded a reduction in the U.S. consolidated income tax group deferred tax asset valuation allowances of $211 million primarily attributable to a reduction in the deferred tax asset valuation allowance of $910 million related to an increase in the expected gains from the planned divestitures of AIA and ALICO, a reduction in the deferred tax asset valuation allowance of $707 million related to the total other comprehensive income movement primarily attributable to unrealized appreciation in the available for sale securities portfolio, an increase in the deferred tax asset valuation allowance of $855 million related to the estimated U.S. tax liability with respect to the investment in subsidiaries associated with the transfer of goodwill to ALICO, and an increase in the deferred tax asset valuation allowance of $589 million related to a reduction in tax planning strategies.

    When estimating the fair values of the subsidiaries to be divested, AIG considered, among other information, valuations prepared for various purposes. During the first quarter of 2010, AIG increased its estimate of the AIA and ALICO expected divestiture proceeds following an updated assessment of the range of valuation estimates that considered, among other factors, the expected proceeds from the sales to Prudential plc and MetLife Inc. announced in that quarter, which gave rise to the $910 million reduction in the valuation allowance discussed above. As discussed in Note 1 herein, on June 2, 2010, AIG and Prudential plc terminated the AIA transaction. Because AIG is continuing with its plans to divest AIA, this termination did not affect the amount of deferred tax asset expected to be realized in connection with the planned divestiture of AIA. This determination was based on an updated assessment of the expected gain and considered a range of possible outcomes associated with alternative divestiture strategies, including an initial public offering.

    The significant unrealized appreciation in the available for sale securities portfolio partially offset by activity in other comprehensive income reduced the net deferred tax asset before valuation allowances, allowing a reduction of $707 million of valuation allowance.

    During the six months ended June 30, 2010, AIG changed its planned securitization of an insurance portfolio because more attractive opportunities to provide liquidity are being pursued by AIG. This planned securitization previously supported $589 million of the U.S. consolidated income tax group's deferred tax assets.

    The entire reduction in valuation allowance of $211 million was allocated to continuing operations. This allocation was based on the primacy of continuing operations. The tax effects of the expected gain from the AIA planned divestiture were sufficient to allocate the reduction in the U.S. consolidated income tax group's valuation allowance of $211 million to continuing operations, and therefore, there was no remaining reduction in valuation allowance allocable to other components of income.

    For the three months ended June 30, 2010, AIG recorded an increase in the U.S. consolidated income tax group deferred tax asset valuation allowances of $721 million, of which $539 million was allocated to continuing operations. The $721 million change was primarily attributable to an increase in the deferred tax asset valuation

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

allowance of $855 million related to the estimated U.S. tax liability with respect to the investment in subsidiaries associated with the transfer of goodwill to ALICO, an increase in the deferred tax asset valuation allowance of $589 million related to a reduction in tax planning strategies and a reduction in the deferred tax asset valuation allowance of $636 million related to total other comprehensive income movement primarily attributable to unrealized appreciation in the available for sale securities portfolio.

    At June 30, 2010 and December 31, 2009, AIG had net deferred tax liabilities of $1.6 billion and $2.7 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. The change is primarily due to deferred tax liabilities of $1.8 billion reclassified to Liabilities held for sale, offset by $0.7 billion of current year activity.

    At June 30, 2010 and December 31, 2009, AIG had deferred tax asset valuation allowances of $2.7 billion and $3.3 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. The change is primarily due to a deferred tax asset valuation allowance of $0.8 billion reclassified to Assets held for sale partially offset by an additional deferred tax asset valuation allowance of $0.6 billion associated with the purchase of additional shares of Fuji, recorded through purchase accounting.

    At June 30, 2010 and December 31, 2009, AIG had deferred tax assets related to stock compensation of $207 million and $178 million, respectively. Due to AIG's current stock price, these deferred tax assets may not be realizable in the future. The accounting guidance for share based payments precludes AIG from recognizing an impairment charge on this asset until the related stock awards are exercised, vest or expire. Any charge associated with the deferred tax asset, net of valuation allowance, is reported in Additional paid-in capital until the pool of previously recognized tax benefits recorded in Additional paid-in capital is reduced to zero. Income tax expense would be recognized for any additional charge. At June 30, 2010 and December 31, 2009, the pool of previously recognized tax benefits recorded in Additional paid-in capital was $120.3 million and $142.6 million, respectively.

Accounting for Uncertainty in Income Taxes

    At June 30, 2010 and December 31, 2009, AIG's unrecognized tax benefits, excluding interest and penalties, were $4.7 billion and $4.8 billion, respectively. At both June 30, 2010 and December 31, 2009, AIG's unrecognized tax benefits included $1.4 billion related to tax positions the disallowance of which would not affect the effective tax rate as they relate to such factors as the timing, rather than the permissibility, of the deduction. Accordingly, at June 30, 2010 and December 31, 2009, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.3 billion and $3.4 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2010 and December 31, 2009, AIG had accrued $829 million and $835 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six-month periods ended June 30, 2010 and 2009, AIG recognized $78 million and $148 million, respectively, of interest (net of federal benefit) and penalties in the Consolidated Statement of Income (Loss).

    AIG regularly evaluates adjustments proposed by taxing authorities. At June 30, 2010, such proposed adjustments would not have resulted in a material change to AIG's consolidated financial condition, although it is possible that the effect could be material to AIG's consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

15. Information Provided in Connection With Outstanding Debt

    The following condensed consolidating financial statements reflect the results of American International Group, Inc. (As Guarantor), AIG Life Holdings (US), Inc. (AIGLH), formerly known as American General Corporation, a holding company and a wholly owned subsidiary of AIG, and all other subsidiaries combined. AIG provides a full and unconditional guarantee of all outstanding debt of AIGLH.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH(a)	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

June 30, 2010
Assets:
Investments(a)	$9,118	$-	$656,937	$(146,053)	$520,002
Cash	65	-	2,775	-	2,840
Loans to subsidiaries(b)	74,391	-	(74,391)	-	-
Debt issuance costs, including prepaid commitment asset of $5,916	6,176	-	315	-	6,491
Investment in consolidated subsidiaries(b)	77,307	32,001	796	(110,104)	-
Other assets, including current and deferred income taxes	10,260	2,647	146,640	(405)	159,142
Assets held for sale	-	-	162,258	(202)	162,056

Total assets	$177,317	$34,648	$895,330	$(256,764)	$850,531

Liabilities:
Insurance liabilities	$-	$-	$379,242	$(405)	$378,837
Federal Reserve Bank of New York credit facility	26,457	–	–	–	26,457
Other debt	42,763	2,137	209,410	(146,024)	108,286
Other liabilities, including intercompany balances(a)(c)	32,627	4,257	53,916	(600)	90,200
Liabilities held for sale	-	-	142,073	31	142,104

Total liabilities	101,847	6,394	784,641	(146,998)	745,884

Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $129 associated with businesses held for sale)	-	-	1,356	567	1,923
Total AIG shareholders' equity	75,470	28,254	106,090	(134,344)	75,470
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	-	25,567	25,567
Other (including $320 million associated with businesses held for sale)	-	-	3,243	(1,556)	1,687

Total noncontrolling interests	-	-	3,243	24,011	27,254

Total equity	75,470	28,254	109,333	(110,333)	102,724

Total liabilities and equity	$177,317	$34,648	$895,330	$(256,764)	$850,531

December 31, 2009
Assets:
Investments(a)	$10,702	$-	$736,977	$(146,514)	$601,165
Cash	57	2	4,341	-	4,400
Loans to subsidiaries(b)	72,926	-	(72,926)	-	-
Debt issuance costs, including prepaid commitment asset of $7,099	7,383	-	159	-	7,542
Investment in consolidated subsidiaries(b)	71,419	28,580	(980)	(99,019)	-
Other assets, including current and deferred income taxes	10,986	2,618	164,670	(175)	178,099
Assets held for sale	-	-	56,379	-	56,379

Total assets	$173,473	$31,200	$888,620	$(245,708)	$847,585

Liabilities:
Insurance liabilities	$-	$-	$461,706	$(409)	$461,297
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	4,739	-	4,739
Federal Reserve Bank of New York credit facility	23,435	-	-	-	23,435
Other debt	45,436	2,097	210,512	(144,747)	113,298
Other liabilities, including intercompany balances(a)(c)	34,778	4,209	60,135	(1,940)	97,182
Liabilities held for sale	-	-	48,599	-	48,599

Total liabilities	103,649	6,306	785,691	(147,096)	748,550

Redeemable noncontrolling interests in partially owned consolidated subsidiaries	-	-	177	782	959
Total AIG shareholders' equity	69,824	24,894	83,303	(108,197)	69,824
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	15,596	8,944	24,540
Other (including $2.2 billion associated with businesses held for sale in 2009)	-	-	3,853	(141)	3,712

Total noncontrolling interests	-	-	19,449	8,803	28,252

Total equity	69,824	24,894	102,752	(99,394)	98,076

Total liabilities and equity	$173,473	$31,200	$888,620	$(245,708)	$847,585

(a)
Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For June 30, 2010 and December 31, 2009, includes intercompany tax payable of $28.4 billion and $28.7 billion, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $76 million and $45 million, respectively, for AIGLH.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended June 30, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(2,170)	$224	$-	$1,946	$-
Dividend income from consolidated subsidiaries(a)	393	-	-	(393)	-
Change in fair value of ML III	-	-	-	-	-
Other revenue(b)	938	46	18,998	-	19,982

Total revenues	(839)	270	18,998	1,553	19,982

Expenses:
Accrued and compounding interest	212	-	-	(16)	196
Amortization of prepaid commitment asset	543	-	-	(25)	518

Total Interest expense on FRBNY Credit Facility	755	-	-	(41)	714
Other interest expense	615	94	586	-	1,295
Restructuring expenses and related asset impairment and other expenses	38	-	-	-	38
Other expense	670	-	15,662	-	16,332

Total expenses	2,078	94	16,248	(41)	18,379

Income (loss) from continuing operations before income tax expense (benefit)	(2,917)	176	2,750	1,594	1,603
Income tax expense (benefit)(c)	(261)	(15)	587	-	311

Income (loss) from continuing operations	(2,656)	191	2,163	1,594	1,292
Income (loss) from discontinued operations	-	-	(3,366)	(41)	(3,407)

Net income (loss)	(2,656)	191	(1,203)	1,553	(2,115)
Less:
Net Income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-	508	508
Other	-	-	20	-	20

Total income (loss) from continuing operations attributable to noncontrolling interests	-	-	20	508	528
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	13	-	13

Total net income (loss) attributable to noncontrolling interests	-	-	33	508	541

Net income (loss) attributable to AIG	$(2,656)	$191	$(1,236)	$1,045	$(2,656)

Three Months Ended June 30, 2009
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$1,967	$136	$-	$(2,103)	$-
Dividend income from consolidated subsidiaries(a)	294	169	-	(463)	-
Change in fair value of ML III	539	-	-	-	539
Other revenue(b)	1,275	50	22,058	-	23,383

Total revenues	4,075	355	22,058	(2,566)	23,922

Expenses:
Accrued and compounding interest	552	-	-	(22)	530
Amortization of prepaid commitment asset	822	-	-	(25)	797

Total Interest expense on FRBNY Credit Facility	1,374	-	-	(47)	1,327
Other interest expense	629	89	508	-	1,226
Restructuring expenses and related asset impairment and other expenses	128	-	198	-	326
Other expenses	348	-	20,524	-	20,872

Total expenses	2,479	89	21,230	(47)	23,751

Income (loss) from continuing operations before income tax expense (benefit)	1,596	266	828	(2,519)	171
Income tax expense (benefit)(c)	(226)	(11)	(178)	-	(415)

Income (loss) from continuing operations	1,822	277	1,006	(2,519)	586
Income (loss) from discontinued operations	-	-	1,306	(47)	1,259

Net income (loss)	1,822	277	2,312	(2,566)	1,845
Less:

Net income (loss) from continuing operations attributable to noncontrolling interests	-	-	(7)	-	(7)
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	30	-	30

Total net income (loss) attributable to noncontrolling interests	-	-	23	-	23

Net loss attributable to AIG	$1,822	$277	$2,289	$(2,566)	$1,822

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Six Months Ended June 30, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(854)	$479	$-	$375	$-
Dividend income from consolidated subsidiaries(a)	683	-	-	(683)	-
Change in fair value of ML III	-	-	-	-	-
Other revenue(b)	1,919	99	37,875	-	39,893

Total revenues	1,748	578	37,875	(308)	39,893

Expenses:
Accrued and compounding interest	406	-	-	(32)	374
Amortization of prepaid commitment asset	1,182	-	-	(50)	1,132

Total Interest expense on FRBNY Credit Facility	1,588	-	-	(82)	1,506
Other interest expense	1,222	187	970	-	2,379
Restructuring expenses and related asset impairment and other expenses	135	-	-	-	135
Other expense	728	-	31,785	-	32,513

Total expenses	3,673	187	32,755	(82)	36,533

Income (loss) from continuing operations before income tax expense (benefit)	(1,925)	391	5,120	(226)	3,360
Income tax expense (benefit)(c)	(1,126)	(27)	1,041	-	(112)

Income (loss) from continuing operations	(799)	418	4,079	(226)	3,472
Income (loss) from discontinued operations	-	-	(3,000)	(82)	(3,082)

Net income (loss)	(799)	418	1,079	(308)	390
Less:
Net Income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-	1,027	1,027
Other	-	-	139	-	139

Total income (loss) from continuing operations attributable to noncontrolling interests	-	-	139	1,027	1,166
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	23	-	23

Total net income (loss) attributable to noncontrolling interests	-	-	162	1,027	1,189

Net income (loss) attributable to AIG	$(799)	$418	$917	$(1,335)	$(799)

Six Months Ended June 30, 2009
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(631)	$(886)	$-	$1,517	$-
Dividend income from consolidated subsidiaries(a)	520	169	-	(689)	-
Change in fair value of ML III	(1,401)	-	-	-	(1,401)
Other revenue(b)	2,711	103	38,610	-	41,424

Total revenues	1,199	(614)	38,610	828	40,023

Expenses:
Accrued and compounding interest	1,260	-	-	(52)	1,208
Amortization of prepaid commitment asset	1,644	-	-	(50)	1,594

Total Interest expense on FRBNY Credit Facility	2,904	-	-	(102)	2,802
Other interest expense	1,273	171	1,097	-	2,541
Restructuring expenses and related asset impairment and other expenses	248	-	430	-	678
Other expenses	484	-	39,677	-	40,161

Total expenses	4,909	171	41,204	(102)	46,182

Income (loss) from continuing operations before income tax expense (benefit)	(3,710)	(785)	(2,594)	930	(6,159)
Income tax expense (benefit)(c)	(1,179)	(19)	(86)	-	(1,284)

Income (loss) from continuing operations	(2,531)	(766)	(2,508)	930	(4,875)
Income (loss) from discontinued operations	-	-	1,689	(102)	1,587

Net income (loss)	(2,531)	(766)	(819)	828	(3,288)
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests	-	-	(775)	-	(775)
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	18	-	18

Total net income (loss) attributable to noncontrolling interests	-	-	(757)	-	(757)

Net loss attributable to AIG	$(2,531)	$(766)	$(62)	$828	$(2,531)

(a)
Eliminated in consolidation.

(b)
Includes interest income of $835 million and $1.0 billion for the three-month periods ended June 30, 2010 and 2009, respectively, and $1.7 billion and $2.3 billion for the six-month periods ended June 30, 2010 and 2009, respectively, for American International Group, Inc. (As Guarantor).

(c)
Income taxes recorded by American International Group, Inc. (As Guarantor) include deferred tax expense attributable to the pending sale of foreign businesses and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. See Note 14 herein for additional information.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Six Months Ended June 30, 2010
Net cash (used in) provided by operating activities – continuing operations	$(276)	$(79)	$6,625	$6,270
Net cash (used in) provided by operating activities – discontinued operations	-	-	3,501	3,501

Net cash (used in) provided by operating activities	(276)	(79)	10,126	9,771

Cash flows from investing activities:
Sales of investments	1,007	-	38,836	39,843
Sales of divested businesses, net	277	-	1,396	1,673
Purchase of investments	(28)	-	(45,356)	(45,384)
Loans to subsidiaries – net	(504)	-	504	-
Contributions to subsidiaries	(2,183)	-	2,183	-
Other, net	(868)	-	2,030	1,162

Net cash (used in) provided by investing activities – continuing operations	(2,299)	-	(407)	(2,706)
Net cash (used in) provided by investing activities – discontinued operations	-	-	(3,361)	(3,361)

Net cash (used in) provided by investing activities	(2,299)	-	(3,768)	(6,067)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	12,700	-	-	12,700
Federal Reserve Bank of New York credit facility repayments	(10,030)	-	(93)	(10,123)
Issuance of other long-term debt	-	-	8,383	8,383
Repayments on other long-term debt	(1,405)	-	(11,348)	(12,753)
Drawdown on the Department of the Treasury Commitment	2,199	-	-	2,199
Intercompany loans – net	(881)	77	804	-
Other, net	-	-	(5,023)	(5,023)

Net cash (used in) provided by financing activities – continuing operations	2,583	77	(7,277)	(4,617)
Net cash (used in) provided by financing activities – discontinued operations	-	-	90	90

Net cash (used in) provided by financing activities	2,583	77	(7,187)	(4,527)
Effect of exchange rate changes on cash	-	-	(92)	(92)

Change in cash	8	(2)	(921)	(915)
Cash at beginning of period	57	2	4,341	4,400
Reclassification to assets held for sale	-	-	(645)	(645)

Cash at end of period	$65	$-	$2,775	$2,840

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Six Months Ended June 30, 2009
Net cash (used in) provided by operating activities – continuing operations	$153	$(16)	$5,854	$5,991
Net cash (used in) provided by operating activities – discontinued operations	-	-	2,045	2,045

Net cash (used in) provided by operating activities	153	(16)	7,899	8,036

Cash flows from investing activities:
Sales of investments	5,168	-	53,321	58,489
Sales of divested businesses, net	850	169	1,836	2,855
Purchase of investments	(4,418)	-	(35,189)	(39,607)
Loans to subsidiaries – net	(3,858)	-	3,858	-
Contributions to subsidiaries	(2,341)	(2,350)	4,691	-
Other, net	945	-	(13,381)	(12,436)

Net cash (used in) provided by investing activities – continuing operations	(3,654)	(2,181)	15,136	9,301
Net cash (used in) provided by investing activities – discontinued operations	-	-	(1,767)	(1,767)

Net cash (used in) provided by investing activities	(3,654)	(2,181)	13,369	7,534

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	15,700	-	-	15,700
Federal Reserve Bank of New York credit facility repayments	(12,500)	-	-	(12,500)
Issuance of other long-term debt	-	-	2,558	2,558
Repayments on other long-term debt	(1,876)	-	(9,094)	(10,970)
Drawdown on the Department of the Treasury Commitment	1,150	-	-	1,150
Intercompany loans – net	987	997	(1,984)	-
Other, net	-	1,200	(11,890)	(10,690)

Net cash (used in) provided by financing activities – continuing operations	3,461	2,197	(20,410)	(14,752)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(3,689)	(3,689)

Net cash (used in) provided by financing activities	3,461	2,197	(24,099)	(18,441)

Effect of exchange rate changes on cash	-	-	31	31

Change in cash	(40)	-	(2,800)	(2,840)
Cash at beginning of period	103	-	8,539	8,642

Cash at end of period	$63	$-	$5,739	$5,802

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplementary disclosure of cash flow information:

	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the six months ended June 30, 2010 for:
Interest:
Third party	$(1,348)	$(83)	$(1,304)	$(2,735)
Intercompany	(1)	(103)	104	-
Taxes:
Income tax authorities	$(14)	$-	$(845)	$(859)
Intercompany	438	8	(446)	-

Cash (paid) received during the six months ended June 30, 2009 for:
Interest:
Third party	$(1,448)	$(83)	$(1,734)	$(3,265)
Intercompany	(1)	(85)	86	-
Taxes:
Income tax authorities	$1,143	$-	$(397)	$746
Intercompany	465	33	(498)	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Six Months Ended June 30, (in millions)	2010	2009

Intercompany non-cash financing and investing activities:
Capital contributions in the form of bonds	$-	$2,698
Capital contributions to subsidiaries through forgiveness of loans	$100	$-
Other capital contributions in the form of forgiveness of payables and contribution of assets – net	578	725
Temporary paydown of FRBNY Credit Facility by subsidiary	93	-
Intercompany loan settled through note assignment	25	-
Note received offset by intercompany payable	25	-

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

The revisions and their effect on the American International Group, Inc. (As Guarantor) and AIGLH Condensed Statement of Cash Flows were as follows:

	American International Group, Inc. (As Guarantor)
				AIGLH
Six Months Ended June 30, 2009 (in millions)
	Originally Reported	Revisions	As Revised	Originally Reported	Revisions	As Revised

Cash flows provided by (used in) operating activities	$(313)	$466	$153	$-	$(16)	$(16)
Cash flows provided by (used in) investing activities	(3,188)	(466)	(3,654)	(981)	(1,200)	(2,181)
Cash flows provided by (used in) financing activities	3,461	-	3,461	981	1,216	2,197

American International Group, Inc. and Subsidiaries

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

  •
  developments in global credit markets; and

  •
  such other factors as discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report on Form 10-K) and Item 1A. Risk Factors in Part II of each of the Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2010 and this Quarterly Report on Form 10-Q.

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

  •
  Foreign Life Insurance & Retirement Services — provides insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, and group products including pension, life and health, and fixed annuities. As discussed in

American International Group, Inc. and Subsidiaries

    Significant Events — AIA Transaction, this segment includes the results of American International Assurance, Limited (AIA).

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

  •
  closing the pending sales transactions for American Life Insurance Company (ALICO) and Nan Shan and implementing plans to monetize securities expected to be received upon the ALICO closing;

  •
  execute on plans to conduct an initial public offering of shares of AIA, by seeking a listing on the Hong Kong Stock Exchange, subject to regulatory approvals and market conditions;

  •
  addressing AIG's highly leveraged capital structure;

  •
  continuing the wind-down of AIG's exposure to certain financial products and derivatives trading activities;

  •
  continuing to address the long-term financing needs of International Lease Finance Corporation (ILFC) and American General Finance, Inc. (AGF), including the potential sale of AGF.

2010 Financial Overview

    AIG's income from continuing operations before income taxes amounted to $1.6 billion in the second quarter of 2010, significantly higher than the $171 million reported in the same period of 2009. These results reflected the following:

  •
  an improvement in earnings for the Mortgage Guaranty business of $733 million resulting from lower levels of newly reported delinquencies, higher mortgage cure rates and the effect of stop loss limits on certain second-lien policies;

  •
  a net gain on sales of divested businesses of $198 million in the second quarter of 2010, reflecting $228 million of income related to the termination of the AIA sale transaction, compared to losses of $566 million in the same period in 2009; and

  •
  a decline in other-than-temporary impairment charges on available for sale securities of $210 million.

    This improvement was partially offset by a securities litigation charge of $500 million recorded during the second quarter of 2010 compared to a charge of $225 million in the same period of 2009.

    During the second quarter of 2010, Chartis completed the accounting for the Fuji Fire & Marine Insurance Company Limited (Fuji) acquisition and retrospectively adjusted the provisional amounts initially recorded, which resulted in a bargain purchase gain of $406 million. The bargain purchase gain is included in the Consolidated Statement of Income (Loss) for the six months ended June 30, 2010 and excluded from the three months ended June 30, 2010. See Note 4 to the Consolidated Financial Statements for additional information.

    AIG recorded a net loss from discontinued operations of $3.4 billion during the second quarter of 2010. These results included the impairment of $3.3 billion of goodwill that had been allocated to ALICO as a consequence of ALICO's removal from the Japan and Other operating segment. See Critical Accounting Estimates — Goodwill impairment for further discussion.

American International Group, Inc. and Subsidiaries

2010 Business Outlook

    The following discussion supplements and updates the Business Outlook contained in AIG's 2009 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

General Insurance

    On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji, a publicly traded Japanese insurance company with general insurance and some life operations. Fuji's financial information is reported on a one-quarter lag. As a result, Fuji's results will be consolidated beginning in the third quarter of 2010, and will be reported in the Foreign General Insurance operating segment. See Note 4 to the Consolidated Financial Statements for pro forma results and additional information about the terms of the acquisition.

    On April 20, 2010, an explosion on the Deepwater Horizon offshore drilling rig, operating in the Gulf of Mexico off the coast of Louisiana, resulted in a fire that led to the sinking of the rig and subsequent oil spill. AIG's net exposure to property loss on this event was approximately $23 million; this has been paid. AIG continues to monitor the casualty exposure to Deepwater Horizon and believes that carried loss reserves at June 30, 2010 are adequate to cover estimated losses attributable to this event. However, AIG's claims estimates may change over time, as the forensic investigation is incomplete, the cleanup is incomplete, and the litigation has only just begun.

    There may also be other policyholders involved as the matter evolves. The types of claims may include, but not be limited to, cleanup costs, both directly incurred and those for which reimbursement to the government may be required; natural resource damages, including damages to the various fisheries impacted by the spill; property damage to private property; business interruption to Gulf Coast businesses; the bodily injury and wrongful death claims of the workers on the rig; claims for the destruction of the rig itself and various class actions brought by Gulf Coast residents on various theories of liability. In addition, it is uncertain how the $20 billion cleanup fund established by BP may affect claims under Chartis' policies, as injured parties may seek compensation from the fund rather than through their own or others' insurance policies.

Domestic Life Insurance & Retirement Services

    AIG's Domestic Life Insurance & Retirement Services operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. Pools of highly-rated third party reinsurers are utilized to manage net amounts at risk in excess of retention limits. AIG's Domestic Life Insurance companies also cede excess, non-economic reserves carried on a statutory-basis only on certain term and universal life insurance policies and certain fixed annuities to an offshore affiliate.

    AIG generally obtains letters of credit in order to obtain statutory recognition of its intercompany reinsurance transactions. For this purpose, AIG has a $2.5 billion syndicated letter of credit facility outstanding at June 30, 2010, all of which relates to intercompany life reinsurance transactions. AIG has also obtained approximately $2.3 billion of letters of credit on a bilateral basis all of which relates to intercompany life reinsurance transactions. All of these letters of credit are due to mature on December 31, 2015.

    The fees paid to maintain these bilateral letters of credit are generally based on AIG's long-term debt ratings. Under the terms of the bilateral letter of credit, the issuing bank has the right to base its fees on AIG's credit default swap pricing. On June 30, 2010, AIG received notification of the bank's intent to do so. This change will increase the fees for maintaining this letter of credit from $16 million annually to approximately $87 million, based on credit default swap pricing levels.

Mortgage Guaranty

    The improvement in UGC's results is primarily the result of declining levels of newly reported delinquencies in the first-lien, second-lien and international products, higher cure rates on existing first-lien and international delinquent loans, the effect of stop loss limits on certain second-lien policies, increased rescission activity on

American International Group, Inc. and Subsidiaries

domestic first-lien and second-lien claims and increased efforts to modify payment plans for currently delinquent loans. If these trends persist, UGC's financial results may continue to show improvement in future quarters. However, there remains considerable uncertainty about the longer term outlook for the housing market, U.S. unemployment rates, the impact of future foreclosures on domestic home prices, loan modification programs, the elimination of tax credits for first-time homebuyers and mortgage insurance rescission rates and the effects, if any, these factors will have on UGC's financial results.

AIGFP Wind-Down

    During the second quarter of 2010, AIG continued to make progress winding down AIGFP's derivatives portfolio. At June 30, 2010, the portfolio was $602.4 billion (including $19.1 billion of intercompany derivatives), of which $89.5 billion were super senior credit default swap contracts. AIG expects to continue to reduce the size of AIGFP's derivatives portfolio through the remainder of the year. If the wind-down continues as anticipated, AIG expects that late in 2010 or early in 2011 the remaining AIGFP derivatives portfolio will consist of transactions AIG believes will be of low complexity or of low risk or not economically feasible to unwind based on a cost versus benefit analysis. During the latter stages of the wind-down, AIG expects to assume direct management of the investments and debt obligations of AIGFP, at which time the performance of those assets and liabilities will no longer be reported as part of Capital Markets. However, AIG anticipates that the remaining derivatives business will continue to be reported as Capital Markets.

FRBNY Credit Facility

    The FRBNY has been considering whether prior payments made by AIG to repay the FRBNY Credit Facility from asset sales should be treated as mandatory prepayments that reduce the amount available under the FRBNY Credit Facility. If the FRBNY takes this position, at June 30, 2010, this would reduce the amount available to be borrowed under the FRBNY Credit Facility by approximately $3.6 billion. Such reduction in the FRBNY Credit Facility would trigger accelerated amortization of the prepaid commitment fee asset of approximately $600 million.

Significant Events in 2010

ALICO Sale

    As of March 7, 2010, AIG and ALICO Holdings LLC, a special purpose vehicle formed by AIG (ALICO Holdings) entered into a definitive agreement (the ALICO Stock Purchase Agreement) with MetLife for the sale of ALICO by ALICO Holdings to MetLife, and the sale of Delaware American Life Insurance Company by AIG to MetLife, for approximately $15.5 billion, consisting of $6.8 billion in cash and the remainder in equity securities of MetLife, subject to closing adjustments.

    The cash portion of the proceeds from this sale will be paid to the FRBNY to reduce the liquidation preference of a portion of the preferred interests owned by the FRBNY in ALICO Holdings (together with the preferred interests owned by the FRBNY in AIA Holdings, the Preferred Interests). Upon the closing of this sale to MetLife, ALICO Holdings will receive and pay to the FRBNY the cash consideration and will hold the remainder of the transaction consideration, consisting of 78,239,712 shares of MetLife common stock, 6,857,000 shares of newly issued participating preferred stock convertible into 68,570,000 shares of common stock upon the approval of MetLife shareholders, and 40,000,000 equity units of MetLife with an aggregate stated value of $3 billion. AIG intends to monetize these MetLife securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. Approximately $3 billion in MetLife securities will be held in escrow to support indemnity claims which will wind-down over a 30-month period. Unless otherwise agreed with the FRBNY, net cash proceeds from the monetization of these securities will be used to reduce the liquidation preference of the Preferred Interests owned by the FRBNY in ALICO Holdings and thereafter to repay any outstanding debt under the FRBNY Credit Facility.

American International Group, Inc. and Subsidiaries

 Retained Financial Interest

    In the case of the sale of ALICO, the value of the securities consideration is subject to fluctuation from the date of signing of the ALICO Stock Purchase Agreement, through closing of sale and the ultimate monetization by AIG of the MetLife securities. These fluctuations will be influenced by market prices of MetLife securities generally, and the market prices of MetLife common stock in particular, which will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of MetLife. AIG is subject in each case to agreed-upon minimum holding periods that also restrict AIG's ability to enter into hedging transactions that might protect AIG against fluctuations in the value of the securities consideration. These minimum holding periods and hedging restrictions cannot be altered without the consent of MetLife, so AIG will bear the risk of these market price fluctuations during the applicable holding periods. The amount of any gain or loss recognized by AIG upon each sale will depend upon the fair value of the securities consideration received as of closing and the proceeds received by AIG from the monetization of the securities. This may also result in AIG realizing ultimate cash proceeds from the monetization of the securities consideration that is substantially less than what might be expected from the value of such consideration as of the date of signing of the purchase agreement. During the holding period, AIG will carry these securities as available-for-sale investments, with changes in the fair value of the securities recorded to Accumulated other comprehensive income (loss).

AIA Transaction

    On June 1, 2010, Prudential proposed revised terms to acquire AIA. AIG's Board of Directors declined the proposal. On June 2, 2010, AIG and Prudential terminated the transaction. As a result, AIG concluded that it is no longer probable that it will close a sale of AIA within twelve months. Accordingly, AIA is no longer being presented as held for sale or as a discontinued operation in the Consolidated Financial Statements. AIA was presented as a discontinued operation in AIG's Form 10-Q for the quarter ended March 31, 2010. Accordingly, AIA's results of operations are included in the Asia operating segment within the Foreign Life Insurance & Retirement Services reportable segment and comprise the majority of that operating segment.

    In accordance with the terms of the purchase agreement, Prudential paid AIG a termination fee of $228 million, which was included in Net loss (gain) on sale of divested businesses in the Consolidated Statement of Income (Loss).

ILFC and AGF Liquidity

    During the first six months of 2010, ILFC and AGF made substantial progress in addressing their liquidity needs.

    During the first six months of 2010, ILFC significantly increased its liquidity position through a combination of new secured and unsecured debt issuances of approximately $4.0 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Availability of $501 million of the approximately $4.0 billion of debt issuances and the extension of $2.16 billion of the revolving credit facility are subject to the satisfaction of certain collateralization milestones. In addition, during the six-month period ended June 30, 2010, ILFC agreed to sell 61 aircraft to third parties, of which 56 aircraft, with an aggregate book value of approximately $2.6 billion, met the criteria to be classified as held for sale. The aircraft classified as held for sale are expected to generate approximately $2.2 billion in gross proceeds during 2010. During the second quarter of 2010, three of the 61 aircraft were sold, of which one had been classified as held for sale. At June 30, 2010, 55 aircraft were recorded in Assets held for sale on the Consolidated Balance Sheet.

    During the first six months of 2010, AGF received cash proceeds of more than $500 million from a $1.0 billion asset securitization and executed and drew down fully a $3.0 billion five-year secured term loan. AGF used a portion of the proceeds from these transactions, cash on hand and proceeds from AIG's repayment of two demand promissory notes to repay all of its outstanding obligations under its $2.45 billion one-year term loans and its $2.125 billion five-year revolving credit facility (both of which were due in July 2010). See Capital Resources and Liquidity — Liquidity — Financial Services for further discussion.

American International Group, Inc. and Subsidiaries

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

  •
  The provisions of the definitive agreement for the sale of ALICO;

  •
  The planned initial public offering of AIA;

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

Capital Resources and Liquidity

Liquidity

Overview

    At June 30, 2010, remaining amounts available under the FRBNY Credit Facility and the Department of the Treasury Commitment were $13.3 billion and $22.3 billion, respectively, compared to $17.1 billion and $24.5 billion, respectively, at December 31, 2009. Voluntary repayments have reduced net borrowings under the FRBNY Credit Facility by approximately $1.2 billion from June 30, 2010 to July 28, 2010.

    AIG manages liquidity at both the parent and subsidiary levels. AIG believes that it has sufficient liquidity to meet its obligations for at least the next twelve months.

American International Group, Inc. and Subsidiaries

    AIG expects that dividends, distributions, and other payments from subsidiaries will support the parent's liquidity needs; the FRBNY Credit Facility is also expected to continue to be a source of liquidity, although going forward, AIG expects to reduce its reliance on it. In addition, the Department of the Treasury Commitment may also be used as a source of funding, primarily to support the capital needs of AIG's insurance company subsidiaries. AIG expects the parent's primary uses of available cash will be debt service and subsidiary funding. Unless otherwise agreed with the FRBNY, net proceeds from the sales of operations and assets are expected to be used to pay the Preferred Interests and to repay any outstanding debt under the FRBNY Credit Facility, after taking into account taxes, transaction expenses and capital required to be retained for regulatory or ratings purposes.

    AIG expects that its subsidiaries will be able to continue to meet their obligations as they come due for at least the next twelve months through cash flows from operations and, to the extent necessary, maturing investments and asset sales as well as potential debt issuances.

    See further discussion regarding AIG's liquidity considerations in Liquidity of Parent and Subsidiaries.

Analysis of sources and uses of cash

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Six Months Ended June 30, (in millions)	2010	2009

Summary:
Net cash provided by (used in) operating activities	$9,771	$8,036
Net cash provided by (used in) investing activities	(6,067)	7,534
Net cash provided by (used in) financing activities	(4,527)	(18,441)
Effect of exchange rate changes on cash	(92)	31

Change in cash	(915)	(2,840)
Cash at beginning of period	4,400	8,642
Reclassification of assets held for sale	(645)	-

Cash at end of period	$2,840	$5,802

    Net cash provided by operating activities was positive for both the first six months of 2010 and 2009, principally due to continued positive cash flows from AIG's life insurance subsidiaries.

    Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits, but the ability of general insurance operations to generate positive cash flow is affected by operating expenses, the frequency and severity of losses under its insurance policies, as well as by policy retention rates. Cash provided by General Insurance operations was $729 million for the first six months of 2010 compared to $652 million in the same period in 2009 as a reduction in claims paid was partially offset by declines in premiums collected, arising primarily from a decrease in domestic production. Catastrophic events and significant casualty losses, the timing and effect of which are inherently unpredictable, reduce operating cash flow for AIG's General Insurance operations. Cash provided by AIG's life insurance subsidiaries, including entities presented as discontinued operations, was $6.6 billion for the first six months of 2010 compared to $5.5 billion in the same period in 2009 as growth in international markets was partially offset by a decrease in cash flows from domestic operations. Cash flows provided from Financial Services were $2.7 billion and $1.5 billion for the six months ended June 30, 2010 and 2009, respectively, primarily due to the wind-down of AIGFP.

    The AIGFP wind-down and other segment developments affecting net income described above are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Accrued compounding interest and fees (reflected as non-cash expenses) were paid-in-kind in both periods under the provisions of the FRBNY Credit Facility and, accordingly, did not reduce operating cash flow in either period. Debt under the FRBNY Credit Facility includes total accrued compounding interest and fees of $6.0 billion at June 30, 2010, the payment of which will be reflected as a reduction in operating cash flows in the period that the accrued compounding interest and fees for the FRBNY Credit Facility are paid.

American International Group, Inc. and Subsidiaries

    Net cash used in investing activities in the first six months of 2010 primarily resulted from net purchases of fixed maturity securities and short-term investments, due to AIG's ability to invest cash generated from operating activities, and the redeployment of liquidity that had been accumulated by the insurance companies in the 2008 and 2009 time frame. In the first six months of 2009, Net cash provided by investing activities resulted from the net proceeds from the sale and maturity of investments.

    Net cash used in financing activities was significantly lower in the second quarter of 2010 compared to the same period in 2009, primarily as a result of declines in policyholder contract withdrawals, reflecting improved conditions for the life insurance and retirement services businesses, as well as the issuances of long-term debt by ILFC, which is discussed in Liquidity of Parent and Subsidiaries — Financial Services — ILFC. See Contractual Obligations herein for additional information.

FRBNY Credit Facility

The following table presents changes in net borrowings outstanding and the remaining available amount that can be borrowed under the FRBNY Credit Facility:

Six Months Ended June 30, 2010 (in millions)

Net borrowings outstanding, January 1, 2010	$17,900
Loans to AIGFP for collateral postings, GIA and other maturities	1,350
AIGFP repayments to AIG	(924)
Debt payments	2,202
AIG Funding commercial paper maturities	2,000
Dividends from subsidiaries	(649)
Net loan repayments to AGF	800
Net cash proceeds from asset sales applied as mandatory prepayments	(1,272)
Other borrowings and repayments, net	(930)

Net borrowings outstanding, June 30, 2010	20,477
Accrued compounding interest and fees inception through December 31, 2009	5,535
Accrued compounding interest and fees January 1, 2010 through June 30, 2010(a)	445

Total balance outstanding, June 30, 2010	$26,457

Total FRBNY Credit Facility, January 1, 2010(b)	$35,000
Mandatory prepayments	(1,272)

Total FRBNY Credit Facility, June 30, 2010(b)	$33,728
Less: borrowings outstanding, June 30, 2010	(20,477)

Remaining available amount, June 30, 2010(b)	$13,251

(a)
Excludes interest payable of $2.7 million at June 30, 2010, which was included in Other liabilities.

(b)
The FRBNY has been considering whether prior payments made by AIG to repay the FRBNY Credit Facility from asset sales should be treated as mandatory prepayments that reduce the amount available under the FRBNY Credit Facility. If the FRBNY takes this position, at June 30, 2010, this would reduce the amount available to be borrowed under the FRBNY Credit Facility by approximately $3.6 billion. Such reduction in the FRBNY Credit Facility would trigger accelerated amortization of the prepaid commitment fee asset of approximately $600 million.

 Department of the Treasury Commitment

    On April 17, 2009, AIG entered into a Securities Purchase Agreement with the Department of the Treasury, pursuant to which (i) AIG issued to the Department of the Treasury (a) 300,000 shares of AIG Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (AIG Series F Preferred Stock), and (b) a warrant to purchase 150 shares of AIG common stock, par value $2.50 per share (AIG Common Stock), and (ii) the Department of the Treasury agreed to provide up to $29.835 billion (Department of the Treasury Commitment) in exchange for increases in the liquidation preference of the AIG Series F Preferred Stock. See Note 10 to the Consolidated Financial Statements and Note 16 to the Consolidated Financial Statements in AIG's 2009 Annual Report on Form 10-K for further discussion.

American International Group, Inc. and Subsidiaries

The following table presents changes in drawdowns and the remaining available amount under the Department of the Treasury Commitment:

Six Months Ended June 30, 2010 (in millions)

Total drawdowns, January 1, 2010	$5,344
Redemption and repurchase of securities held by insurance subsidiaries	2,148
UGC related restructuring transactions	48
Temporary repayment of FRBNY Credit Facility	3

Total drawdowns, June 30, 2010	$7,543

Total Department of the Treasury commitment, January 1, 2010	$29,835
Less: drawdowns, June 30, 2010	(7,543)

Remaining available amount, June 30, 2010	$22,292

    Additional details regarding liquidity sources are included in Liquidity of Parent and Subsidiaries below.

AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due

Future Cash Requirements

    AIG expects that the repayment of future debt maturities (including the FRBNY Credit Facility) and the payment of the preferred returns and liquidation preference on the Preferred Interests will be its primary uses of available cash. Unless otherwise agreed with the FRBNY, the net proceeds from the cash consideration and the monetization of the securities consideration from the sale of ALICO will first be used to pay the Preferred Interests, and then to repay the FRBNY Credit Facility.

The following table summarizes the maturing debt at June 30, 2010 of AIG and its subsidiaries for the next four quarters:

(in millions)	Third Quarter 2010	Fourth Quarter 2010	First Quarter 2011	Second Quarter 2011	Total

ILFC	$1,933	$2,502	$1,488	$1,278	$7,201
AGF	691	228	687	791	2,397
AIG Matched Investment Program	926	758	-	1,117	2,801
AIGFP	309	358	193	100	960
AIG	-	500	12	-	512
Other	508	7	7	5	527

Total	$4,367	$4,353	$2,387	$3,291	$14,398

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include existing cash, future cash flows from operations, debt issuances and aircraft sales (see Liquidity of Parent and Subsidiaries — Financial Services — ILFC below). During the first six months of 2010, ILFC significantly increased its liquidity position through a combination of new secured and unsecured debt issuances of approximately $4.0 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Availability of $501 million of the approximately $4.0 billion of debt issuances and the extension of $2.16 billion of the revolving credit facility are subject to the satisfaction of certain collateralization milestones. In addition, during the six-month period ended June 30, 2010, ILFC agreed to sell 61 aircraft to third parties. These sales are expected to generate approximately $2.2 billion in gross proceeds. During the second quarter of 2010, three of the 61 aircraft were sold. Based on this level of increased liquidity and expected future sources of funding, including future cash flows from operations and potential aircraft sales, AIG now expects that ILFC will be able to meet its existing obligations as they become due for at least the next twelve months solely from its existing cash balances, future cash flows from

American International Group, Inc. and Subsidiaries

    operations, potential debt issuances and aircraft sales. Therefore, while AIG has acknowledged its intent to support ILFC through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary.

  •
  AGF anticipates that its primary sources of liquidity will be customer receivable collections, additional on-balance sheet securitizations, portfolio sales and borrowings (see Liquidity of Parent and Subsidiaries — Financial Services — AGF below). During the first six months of 2010, AGF significantly enhanced its liquidity position through the following actions: AGF received cash proceeds of more than $500 million from a $1.0 billion asset securitization and executed and drew down fully a $3.0 billion five-year secured term loan. AGF used a portion of the proceeds from these transactions, cash on hand and proceeds from AIG's repayment of two demand promissory notes to repay all of its outstanding obligations under its $2.45 billion one-year term loans and its $2.125 billion five-year revolving credit facility (both of which were due in July 2010). Based on this level of increased liquidity and expected future sources of funding, including future cash flows from operations, AIG now expects that AGF will be able to meet its existing obligations as they become due for at least the next twelve months solely from its own future cash flows. Therefore, while AIG has acknowledged its intent to support AGF through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary. AIG is continuing to explore strategic alternatives for AGF, including a potential sale of all or a majority of its $2.4 billion investment in AGF. Depending on the amount of proceeds to be realized on a potential sale, AIG may incur a loss, which could be material to its consolidated results of operations for an individual reporting period.

  •
  Debt maturities for the Matched Investment Program (MIP) are expected to be funded through cash flows generated from invested assets, as well as the sale or financing of the asset portfolios in the program. However, mismatches in the timing of cash flows of the MIP, as well as any shortfalls due to impairments of MIP assets, would need to be funded by AIG Parent. In addition, as a result of AIG's restructuring activities, AIG expects to utilize assets from its noncore businesses and subsidiaries to provide future cash flow enhancement and assist the MIP in meeting its maturing debt obligations.

  •
  Approximately $603 million of AIGFP's debt maturities through June 30, 2011 are fully collateralized, with assets backing the corresponding liabilities; however, mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and AIGFP's ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent.

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

Sales of Other Businesses

    From September 2008 through July 28, 2010, AIG entered into agreements to sell or completed the sale of operations and assets that generated or are expected to generate approximately $23.1 billion in aggregate net proceeds, including the MetLife securities discussed above. Of this amount, $17.3 billion in aggregate net proceeds represents amounts not yet collected on various transactions, the largest of which are the ALICO, referred to above, and Nan Shan transactions. Unless a waiver is obtained from the FRBNY, net proceeds collected (or monetized, in the case of the MetLife securities) by AIG are generally required to be applied toward the repayment of the FRBNY Credit Facility as mandatory prepayments, except for net cash proceeds on the ALICO sale which would first be used to reduce the liquidation preference of the preferred interests owned by the FRBNY in ALICO holdings, which was approximately $9.2 billion, including accrued return, as of June 30, 2010,

American International Group, Inc. and Subsidiaries

and thereafter to repay any outstanding debt under the FRBNY Credit Facility. Through July 28, 2010, $1.4 billion has been paid to the FRBNY under the FRBNY Credit Facility as mandatory prepayments. AIG has also made payments of approximately $3.6 billion to the FRBNY that could be determined to be mandatory prepayments in the future. Proceeds from sales of assets of AIG Financial Products Corp. and AIG Trading Group, Inc. (collectively, AIGFP) are excluded from these amounts because the FRBNY waived the requirement that the proceeds from these specific sales be applied as mandatory prepayments. Gains and losses recorded in connection with the dispositions of businesses include estimates that are subject to subsequent adjustment. Based on the transactions closed to date, AIG does not believe that such adjustments will be material to future consolidated results of operations or cash flows.

    See Notes 1 and 3 to the Consolidated Financial Statements for additional information.

Liquidity of Parent and Subsidiaries

AIG Parent

The following table presents AIG Parent's sources of liquidity:

	As of
(In millions)	June 30, 2010	July 28, 2010

Cash and short-term investments	$371	$409
Available borrowing under the FRBNY Credit Facility	13,251	14,380
Available capacity under the Department of the Treasury Commitment	22,292	22,292

Total	$35,914	$37,081

    AIG believes that it has sufficient liquidity at the AIG Parent level to meet its obligations through at least the next twelve months. However, no assurance can be given that AIG's cash needs will not exceed projected amounts. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, further downgrades in AIG's credit ratings, catastrophic losses, or a further deterioration in the super senior credit default swap portfolio may result in significant additional cash needs, or loss of some sources of liquidity, or both. Regulatory and other legal restrictions could limit AIG's ability to transfer funds freely, either to or from its subsidiaries.

    Historically, AIG has depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG's current financial situation, certain of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has also been dependent on the FRBNY as a primary source of liquidity, and on the Department of the Treasury Commitment to support the capital needs of AIG's insurance company subsidiaries. In the first six months of 2010, AIG Parent collected $764 million in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), which included $604 million in dividends from Chartis U.S.

    AIG's primary uses of cash flow are for debt service and subsidiary funding. In the first six months of 2010, AIG Parent retired $850 million of debt and made interest payments totaling $982 million, excluding MIP and Series AIGFP debt. AIG Parent made $2.2 billion in net capital contributions to subsidiaries in the six months ended June 30, 2010, of which the majority was contributed to AIG Capital Corporation, enabling AIG Capital Corporation to redeem its preferred securities held by a Chartis U.S. subsidiary. In addition, in the first six months of 2010, AIG Parent made net loan repayments of $800 million to AGF. At June 30, 2010, AIG Parent owes AGF $750 million under a demand note.

    At the current time, AIG Parent has no access to the commercial paper market, one of its traditional sources for its short-term working capital needs. AIG is currently evaluating its ability to re-access the capital markets and expects to update and expand its well-known seasoned issuer shelf registration statement in the near future.

General Insurance

    AIG currently expects that its Chartis subsidiaries will be able to continue to meet their obligations as they come due through cash from operations and, to the extent necessary, asset dispositions. One or more large

American International Group, Inc. and Subsidiaries

catastrophes, however, may require AIG to provide additional support to the affected General Insurance operations. In addition, further downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of its subsidiaries which could result in non-renewals or cancellations by policyholders and adversely affect the subsidiary's ability to meet its own obligations and require AIG to provide capital or liquidity support to the subsidiary. Increases in market interest rates may adversely affect the financial strength ratings of General Insurance subsidiaries as rating agency capital models may reduce the amount of available capital relative to required capital.

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

Financial Services

    AIG's major Financial Services operating subsidiaries consist of ILFC, AIGFP, AGF and AIG Consumer Finance Group, Inc. (AIGCFG). Certain traditional sources of funds to meet the short-term liquidity needs of these operations are generally no longer available. These sources included issuance of commercial paper and bank credit facilities. However, during the first six months of 2010, ILFC and AGF made significant progress in addressing their foreseeable liquidity needs, as further described below. In addition, AIG has sold a substantial portion of its consumer finance operations.

ILFC

    During the first six months of 2010, ILFC refinanced five aircraft and financed five new aircraft under its ECA Facility, borrowed $1.3 billion through secured financing arrangements and issued $2.75 billion aggregate principal amount of unsecured senior notes in private placements.

    During the second quarter of 2010, ILFC amended its bank facilities and term loans to increase its capacity to enter into secured financings to 35 percent of its consolidated tangible net assets as defined in its revolving credit facilities, which assets approximated $15.0 billion (subject to certain prepayment requirements), and extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. This agreement is subject to the satisfaction of certain collateralization milestones.

American International Group, Inc. and Subsidiaries

    In addition, as mentioned above, ILFC agreed to sell 61 aircraft to third parties. These sales are expected to generate approximately $2.2 billion in gross proceeds during 2010. Most of the sales of the individual aircraft are expected to be consummated during the remainder of 2010 and the related proceeds are receivable upon the completion of each individual sale. As part of its ongoing fleet strategy, ILFC may pursue additional potential aircraft sales and debt issuances. ILFC management is balancing the need for funds with the long-term value of holding aircraft and other financing alternatives.

    Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, it is likely that if additional aircraft are sold to meet liquidity needs, realized losses may be incurred. In the first six months of 2010, ILFC recorded asset impairment charges aggregating $387 million and operating lease related losses of $90 million on aircraft under contract to be sold.

    AIG expects that ILFC's existing cash balances, future cash flows from operations, potential debt issuances and aircraft sales will be sufficient for ILFC to meet its existing obligations for at least the next twelve months.

ILFC Notes and Bonds Payable

    As of June 30, 2010, notes and bonds aggregating $17.4 billion were outstanding with maturity dates ranging from 2010 to 2017. To the extent considered appropriate, ILFC may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

    On March 22, 2010 and April 6, 2010, ILFC issued a combined $1.25 billion aggregate principal amount of 8.625 percent senior notes due September 15, 2015, and $1.5 billion aggregate principal amount of 8.750 percent senior notes due March 15, 2017. The notes are due in full on their scheduled maturity dates.

    On October 13, 2009, ILFC entered into two term loan agreements (the Term Loans) with AIG Funding comprised of a new $2.0 billion credit agreement and a $1.7 billion amended and restated credit agreement. The Term Loans are secured by a portfolio of aircraft and all related equipment and leases. ILFC used the proceeds from the $2.0 billion loan to repay in full its obligations under its $2.0 billion revolving credit facility that matured on October 15, 2009. The second credit agreement amended and restated the two demand note agreements aggregating $1.7 billion that ILFC entered into in March 2009 with AIG Funding, including extending the maturity date of such demand notes. Both Term Loans mature on September 13, 2013 and currently bear interest at 3-month LIBOR plus 6.025 percent, of which 3.0 percent is permitted to be paid in kind and is added to the principal balance of the loans. The Term Loans are due in full at maturity with no scheduled amortization. On December 4, 2009, the new $2.0 billion credit agreement was increased to $2.2 billion. The funds for the Term Loans were provided to AIG Funding through the FRBNY Credit Facility. As a condition of the FRBNY approving the Term Loans, ILFC entered into agreements to guarantee the repayment of AIG's obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the Term Loans.

ILFC ECA Facilities

    ILFC has a $4.3 billion 1999 ECA Facility that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.81 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At June 30, 2010, ILFC had 17 loans with a remaining principal balance of $73 million outstanding under this facility. At June 30, 2010, the net book value of the related aircraft was $1.7 billion. The debt is collateralized by a pledge of shares of an ILFC subsidiary, which holds title to the aircraft financed under the facility.

    ILFC has a similarly structured 2004 ECA Facility, which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through June 30, 2010. This facility is also guaranteed by various European Export Credit Agencies. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 2.25 percent or at fixed rates ranging from 4.20 percent to 4.71 percent. At June 30, 2010, ILFC had financed 76 aircraft using approximately $4.3 billion under this facility and approximately $3.0 billion was outstanding. At June 30, 2010, the interest rate of the loans outstanding ranged from 0.35 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which

American International Group, Inc. and Subsidiaries

holds title to the aircraft financed under the facility. At June 30, 2010, the net book value of the related aircraft was approximately $4.4 billion. Borrowings with respect to these facilities are included in ILFC's notes and bonds payable in the table below.

    ILFC refinanced five aircraft and financed five new aircraft under the 2004 ECA Facility during the first six months of 2010. ILFC's current credit ratings require (i) the segregation of security deposits, maintenance reserves and rental payments received for aircraft funded under both its 1999 and 2004 ECA Facilities into separate accounts, controlled by the trustees of the 1999 and 2004 ECA Facilities; and (ii) the filings of individual mortgages on the aircraft funded under the facility in the respective local jurisdictions in which the aircraft is registered. At June 30, 2010, ILFC had segregated security deposits, maintenance reserves and rental payments aggregating $383 million related to such aircraft. Segregated rental payments are used to pay scheduled principal and interest on the ECA facilities as they become due.

    During the first quarter of 2010, ILFC entered into agreements to cross-collateralize the two ECA Facilities. In conjunction with the agreement, ILFC agreed to an acceleration event, which would accelerate debt related to the ten aircraft financed during 2010 if, among other things, ILFC were to sell aircraft with an aggregate book value exceeding an agreed upon amount, currently approximately $10.7 billion, within a period starting from the date of the agreement until December 31, 2012.

ILFC Bank Financings and Other Secured Financings

    At June 30, 2010, the total funded amount of ILFC's bank financings was $4.6 billion, which includes $4.5 billion of revolving credit facilities. The fundings mature through October 2012. The interest rates are LIBOR-based, with spreads ranging from 0.30 percent to 2.15 percent. At June 30, 2010, the interest rates ranged from 0.61 percent to 2.69 percent.

    During the second quarter of 2010, ILFC amended covenants under its revolving credit facilities and bank term loans to increase its capacity to enter into secured financings from 12.5 percent to 35 percent of its consolidated tangible net assets, as defined in its credit facility agreement, which assets approximated $15.0 billion (subject to certain prepayment requirements). In conjunction with the amendment, ILFC (i) extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012 (subject to the satisfaction of certain collateralization milestones), with the loan secured by aircraft with an initial loan-to-value ratio of 75 percent, and increased the interest rate by 1.5 percent; (ii) pre-paid $410 million of bank term debt with original maturity dates through 2012; and, (iii) increased the interest rate by 1.5 percent on $75 million principal amount of bank term debt.

    On March 17, 2010, ILFC entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75 percent with a LIBOR floor of 2.0 percent. The principal of the loan is payable in full at maturity with no scheduled amortization, however, ILFC has the right to voluntarily prepay the loan at any time, subject to a 1.0 percent prepayment penalty prior to March 17, 2011. On March 17, 2010, ILFC also entered into an additional term loan agreement of $550 million. The loan is secured by 37 aircraft and all related equipment and leases. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0 percent with a LIBOR floor of 2.0 percent. The principal of the loan is payable in full at maturity with no scheduled amortization, however, ILFC has the right to voluntarily prepay the loan at any time, subject to a 2.0 percent prepayment penalty prior to March 17, 2011, and a 1.0 percent prepayment penalty prior to March 17, 2012.

    AIG does not guarantee any of the debt obligations of ILFC.

AIGFP

    Prior to September 2008, AIGFP had historically funded its operations through the issuance of notes and bonds, GIA borrowings, other structured financing transactions and repurchase agreements.

    During the second quarter of 2010, an aggregate of $2.3 billion of commercial paper of Curzon Funding LLC and Nightingale Finance LLC outstanding under the CPFF was repaid through an increase in borrowings under the FRBNY Credit Facility. AIGFP continues to rely on AIG Parent to meet most of its liquidity needs.

American International Group, Inc. and Subsidiaries

The following table presents a rollforward of the amount of collateral posted by AIGFP:

	Collateral Posted as of December 31, 2009	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of June 30, 2010
Six Months Ended June 30, 2010
(in millions)

Collateralized GIAs and other borrowings	$6,129	$414	$576	$5,967
Super senior CDS portfolio	4,590	139	719	4,010
All other derivatives	5,217	1,227	2,799	3,645

Total	$15,936	$1,780	$4,094	$13,622

AIGFP Wind-down

    AIGFP has continued unwinding its businesses and portfolios. During 2010, AIGFP reduced the notional amount of its derivative portfolio by 36 percent, from $940.7 billion (including $40.7 billion of intercompany derivatives) at December 31, 2009 to $602.4 billion (including $19.1 billion of intercompany derivatives) at June 30, 2010. AIGFP reduced the number of its outstanding trade positions by approximately 4,200, from approximately 16,100 at December 31, 2009 to approximately 11,900 at June 30, 2010. In connection with these activities, AIGFP has disaggregated its portfolio of existing transactions into a number of separate "books" and has developed a plan for addressing each book, including assessing each book's risks, risk mitigation options, monitoring metrics and certain implications of various potential outcomes. Each plan has been reviewed by a steering committee whose membership includes senior executives of AIG. The plans are subject to change as efforts progress and as conditions in the financial markets evolve, and they contemplate, depending on the book in question, alternative strategies, including sales, assignments or other transfers of positions, terminations of positions, and/or run-offs of positions in accordance with existing terms. Execution of these plans is overseen by a transaction approval process involving senior members of AIGFP's and AIG's respective management groups as specific actions entail greater liquidity and financial consequences. Successful execution of these plans is subject, to varying degrees depending on the transactions of a given book, to market conditions and, in many circumstances, counterparty negotiation and agreement.

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

    As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. AIGFP has already reduced the size of certain portions of its portfolio, including effecting a substantial reduction in credit derivative transactions in respect of multi-sector collateralized debt obligations (CDOs) in connection with ML III and through the ongoing termination of transactions in its regulatory capital portfolio, a sale of its commodity index business, termination and sale of its activities as a foreign exchange prime broker, and sale and other disposition of its energy/infrastructure investment portfolio. AIGFP also has novated certain trades to AIG Markets. Due to the long-term duration of AIGFP's derivative contracts and the complexity of AIGFP's portfolio, AIG expects that an orderly wind-down of AIGFP's businesses and portfolios will take a substantial period of time.

    During the second quarter of 2010, AIG continued to make progress winding down AIGFP's derivatives portfolio. At June, 30, 2010, the portfolio was $602.4 billion, of which $89.5 billion were super senior credit default swap contracts. AIG expects to continue to reduce the size of AIGFP's derivatives portfolio through the

American International Group, Inc. and Subsidiaries

remainder of the year. If the wind-down continues as anticipated, AIG expects late in 2010 or early 2011 that the remaining AIGFP derivatives portfolio will consist of transactions that AIG believes will be of low complexity or of low risk or not economically feasible to unwind based on a cost versus benefit analysis. During the latter stages of the wind-down, AIG expects to assume direct management of the investments and debt obligations of AIGFP, at which time the performance of those assets and liabilities will no longer be reported as part of Capital Markets. However, AIG anticipates that the remaining derivatives business will continue to be reported as Capital Markets.

    The cost of executing the wind-down will depend on many factors, many of which are not within AIG's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades. In addition, the Determination Memoranda issued by the Special Master for TARP Executive Compensation place significant new restrictions on the compensation of AIGFP employees included in the five executives named in AIG's Proxy Statement and the next twenty highest paid employees of AIG (Top 25) and AIG's next 75 most highly compensated employees and executive officers (together, the Top 100) and may impair AIGFP's ability to retain these employees, and consequently negatively impact the wind-down of AIGFP's businesses and portfolios.

AGF

    Prior to September 2008, AGF's traditional source of liquidity had been collections of customer receivables and borrowings in the public markets.

    AGF anticipates that its primary sources of funds to support its operations and repay its obligations will be customer receivable collections, additional on-balance sheet securitizations, portfolio sales and other borrowings. In order to improve cash flow from operations, AGF has significantly limited its lending activities and aggressively managed its expenses. Since year end 2009, AGF has continued to manage its liquidity with proceeds of more than $500 million from a $1.0 billion asset securitization in March 2010 and the execution and full drawdown of a $3.0 billion five-year secured term loan in April 2010. AIG is continuing to explore strategic alternatives for AGF, including a potential sale of all or a majority of its $2.4 billion investment in AGF. Depending on the amount of proceeds to be realized on a potential sale, AIG may incur a loss, which could be material to its consolidated results of operations for an individual reporting period. In January 2010, AIG made an $11 million capital contribution to AGF (through AIG Capital Corporation). In March 2010, AGF repaid the $2.45 billion one-year term loans and in April 2010, AGF repaid the $2.125 billion revolving credit facility, both prior to their due dates in July 2010. AIG manages its liquidity on a consolidated basis, which may include making or receiving short-term loans with AGF.

AGF Notes and Bonds Payable

    As of June 30, 2010, notes and bonds payable aggregating $17.0 billion were outstanding with maturity dates ranging from 2010 to 2031 at interest rates ranging from 0.72 percent to 9.00 percent. To the extent considered appropriate, AGF may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds. AIG does not guarantee any of the debt obligations of AGF.

American International Group, Inc. and Subsidiaries

Debt

The following table provides the rollforward of AIG's total debt outstanding:

Six Months Ended June 30, 2010 (in millions)	Balance at December 31, 2009	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Non-Cash Changes(a)	Activity of discontinued operations	Reclassified to Liabilities of businesses held for sale	Balance at June 30, 2010

Debt issued by AIG:
FRBNY Credit Facility	$23,435	$12,700	$(10,123)	$-	$445	$-	$-	$26,457
Notes and bonds payable	10,419	-	(850)	(214)	29	-	-	9,384
Junior subordinated debt	12,001	-	-	(559)	-	-	-	11,442
Junior subordinated debt attributable to equity units	5,880	-	-	-	-	-	-	5,880
Loans and mortgages payable	438	-	-	(18)	2	-	-	422
MIP matched notes and bonds payable	13,371	-	(500)	(410)	(117)	-	-	12,344
Series AIGFP matched notes and bonds payable	3,913	-	(55)	-	122	-	-	3,980

Total AIG debt	69,457	12,700	(11,528)	(1,201)	481	-	-	69,909

Debt guaranteed by AIG:
AIGFP, at fair value(b):
FRBNY commercial paper funding facility	2,742	2,272	(6,127)	-	1,113	-	-	-
GIAs	8,257	292	(801)	-	1,118	-	-	8,866
Notes and bonds payable	2,029	27	(316)	-	(26)	-	-	1,714
Loans and mortgages payable	1,022	21	(283)	-	(128)	-	-	632
Hybrid financial instrument liabilities	1,887	-	(179)	-	(283)	-	-	1,425

Total AIGFP debt	15,937	2,612	(7,706)	-	1,794	-	-	12,637

AIG Funding – FRBNY commercial paper
funding facility	1,997	-	(2,000)	-	3	-	-	-

AIGLH notes and bonds payable	798	-	-	-	-	-	-	798

Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

Total debt issued or guaranteed by AIG	89,528	15,312	(21,234)	(1,201)	2,278	-	-	84,683

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facilities, bank financings and other secured financings(c)	25,174	4,316	(2,638)	(335)	5	-	-	26,522
Junior subordinated debt	999	-	-	-	-	-	-	999

Total ILFC debt	26,173	4,316	(2,638)	(335)	5	-	-	27,521

AGF:
Notes and bonds payable	19,770	3,501	(6,070)	(256)	31	-	-	16,976
Junior subordinated debt	349	-	-	-	-	-	-	349

Total AGF debt	20,119	3,501	(6,070)	(256)	31	-	-	17,325

AIGCFG loans and mortgages payable	216	99	(96)	(10)	(166)	-	-	43

Other subsidiaries	295	14	(11)	(7)	164	-	(3)	452

Total debt of consolidated investments(d)	5,141	113	(1,135)	(34)	724	(28)	(62)	4,719

Total debt not guaranteed by AIG	51,944	8,043	(9,950)	(642)	758	(28)	(65)	50,060

Total debt:
Total long-term debt	136,733	21,083	(23,057)	(1,843)	1,920	(28)	(65)	134,743
FRBNY commercial paper funding facility	4,739	2,272	(8,127)	-	1,116	-	-	-

Total debt	$141,472	$23,355	$(31,184)	$(1,843)	$3,036	$(28)	$(65)	$134,743

(a)
FRBNY Credit Facility reflects $445 million of accrued compounding interest and fees. Amount in Other subsidiaries includes $164 million of debt assumed on the acquisition of Fuji. AIGFP FRBNY commercial paper funding facility, which was repaid on April 26, 2010, includes the consolidation of Nightingale during the first quarter of 2010.

(b)
Includes increases of $1.3 billion in the fair value of AIGFP debt.

(c)
Includes $122 million of secured financings that are non-recourse to ILFC.

American International Group, Inc. and Subsidiaries

(d)
Includes debt of consolidated investments held through AIG Global Real Estate Investment of $4.3 billion, AIG Credit of $343 million and SunAmerica of $122 million at June 30, 2010.

The following table summarizes maturities of long-term debt, excluding borrowings of consolidated investments:

			Year Ending
At June 30, 2010 (in millions)		Remainder of 2010
	Total		2011	2012	2013	2014	2015	Thereafter

AIG:
FRBNY Credit Facility	$26,457	$-	$-	$-	$26,457	$-	$-	$-
Notes and bonds payable	9,384	500	573	27	998	-	998	6,288
Junior subordinated debt	11,442	-	-	-	-	-	-	11,442
Junior subordinated debt attributable to equity units	5,880	-	-	-	-	-	-	5,880
Loans and mortgages payable	422	-	-	-	350	-	2	70
MIP matched notes and bonds payable	12,344	1,684	2,912	2,163	800	415	354	4,016
Series AIGFP matched notes and bonds payable	3,980	-	27	56	3	-	-	3,894

Total AIG	69,909	2,184	3,512	2,246	28,608	415	1,354	31,590

AIGFP, at fair value:
GIAs	8,866	492	292	275	313	692	598	6,204
Notes and bonds payable	1,714	42	166	641	6	69	101	689
Loans and mortgages payable	632	2	200	176	72	126	-	56
Hybrid financial instrument liabilities	1,425	131	244	87	140	37	158	628

Total AIGFP	12,637	667	902	1,179	531	924	857	7,577

AIGLH notes and bonds payable	798	500	-	-	-	-	-	298

Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

ILFC(a):
Notes and bonds payable	17,431	2,126	4,433	3,571	3,541	1,040	1,261	1,459
Junior subordinated debt	999	-	-	-	-	-	-	999
ECA Facilities(b)	3,051	258	458	429	429	424	336	717
Bank financings and other secured financings(c)	6,040	2,051	434	2,170	16	37	760	572

Total ILFC	27,521	4,435	5,325	6,170	3,986	1,501	2,357	3,747

AGF(a):
Notes and bonds payable	16,976	919	3,422	2,416	2,201	528	3,815	3,675
Junior subordinated debt	349	-	-	-	-	-	-	349

Total AGF	17,325	919	3,422	2,416	2,201	528	3,815	4,024

AIGCFG Loans and mortgages payable(a)	43	10	11	9	7	3	3	-
Other subsidiaries(a)	452	5	8	9	5	8	20	397

Total	$130,024	$8,720	$13,180	$12,029	$35,338	$3,379	$8,406	$48,972

(a)
AIG does not guarantee these borrowings.

(b)
Reflects future minimum payment for ILFC's borrowings under the 1999 and 2004 ECA Facilities.

(c)
Includes $122 million of secured financings that are non-recourse to ILFC. On April 16, 2010, ILFC extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012 (subject to the satisfaction of certain collateralization milestones).

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 30, 2010. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the

American International Group, Inc. and Subsidiaries

generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt			Senior Long-Term Debt
	Moody's	S&P	Fitch	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3)(e)	A-1 (1st of 8)	F1 (1st of 5)	A3 (3rd of 9)(e)	A- (3rd of 8)(e)	BBB (4th of 9)(d)
AIG Financial Products Corp.(g)	P-1(e)	A-1	-	A3(e)	A-(e)	-
AIG Funding, Inc.(g)	P-1(e)	A-1	F1	-	-	-
ILFC	Not prime(e)	-	-	B1 (6th of 9)(e)	BBB-(4th of 8)(e)	BB (5th of 9)(f)
American General Finance Corporation	Not prime(e)	C (5th of 8)	-	B2 (6th of 9)(e)	B (6th of 8)(e)	B- (6th of 9)(e)
American General Finance, Inc.	Not prime(d)	C (5th of 8)	-	-	-	B- (6th of 9)(e)

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

(d)
Stable Outlook.

(e)
Negative Outlook.

(f)
Evolving Outlook.

(g)
AIG guarantees all obligations of AIG Financial Products Corp. and AIG Funding.

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

American International Group, Inc. and Subsidiaries

 Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
At June 30, 2010 (in millions)	Total Payments	Remainder of 2010	2011 - 2012	2013 - 2014	2015	Thereafter

Borrowings	$103,567	$8,720	$25,209	$12,260	$8,406	$48,972
FRBNY Credit Facility	26,457	-	-	26,457	-	-
Interest payments on borrowings	61,497	2,239	9,325	10,596	3,223	36,114
Loss reserves	85,604	10,444	27,564	15,195	4,965	27,436
Insurance and investment contract liabilities	673,041	18,220	39,342	47,825	22,022	545,632
GIC liabilities	8,806	219	2,531	2,463	264	3,329
Aircraft purchase commitments	13,502	-	887	2,926	1,568	8,121
Other long-term obligations(a)	545	166	178	82	8	111

Total(b)	$973,019	$40,008	$105,036	$117,804	$40,456	$669,715

(a)
Primarily includes contracts to purchase future services and other capital expenditures.

(b)
Does not reflect unrecognized tax benefits of $4.7 billion, the timing of which is uncertain. In addition, the majority of AIGFP's credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At June 30, 2010, the fair value derivative liability was $3.8 billion relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, at June 30, 2010, AIGFP had posted collateral of $3.2 billion with respect to these swaps (prior to offsets for other transactions).

Additional information regarding AIG's contractual obligations follows:

Borrowings

    Excludes borrowings incurred by consolidated investments and includes hybrid financial instrument liabilities recorded at fair value. The repayment of long-term debt maturities, net borrowings under the FRBNY Credit Facility, and interest accrued on borrowings by AIG and its subsidiaries are expected to be made through maturing investments and asset sales, future cash flows from operations, cash flows generated from invested assets, future debt issuance and other financing arrangements, as more fully described in AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due above.

Loss Reserves

    Loss reserves relate primarily to General Insurance business and represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. Management believes that adequate financial resources are maintained by the individual General Insurance subsidiaries to meet the actual required payments under these obligations. The General Insurance subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $13.0 billion as of June 30, 2010. Further, General Insurance businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein), which could be monetized in the event operating cash flows are insufficient. Generally, these assets are not transferable across various legal entities; however, management believes there are generally sufficient resources within those legal entities such that they can meet their individual needs. See Capital Resources and Liquidity — Analysis of Sources and Uses of Cash and Liquidity of Parent and Subsidiaries for matters that could affect operating cash flows and liquidity of the subsidiaries.

American International Group, Inc. and Subsidiaries

Insurance and Investment Contract Liabilities

    GIC liabilities represent guaranteed maturities under GICs. Insurance and investment contract liabilities, including GIC liabilities, relate primarily to Life Insurance and Retirement Services businesses and include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG's control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the Consolidated Balance Sheet. Management believes that adequate financial resources are maintained by individual Life Insurance and Retirement Services subsidiaries to meet the payments actually required under these obligations. These subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $19.1 billion as of June 30, 2010. In addition, the Life Insurance and Retirement Services businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein), which may be monetized in the event operating cash flows are insufficient. Generally, these assets are not transferable across various legal entities; however, management believes there are generally sufficient resources within those legal entities such that they can meet their individual needs. Liquidity needs for GIC liabilities are generally expected to be funded through cash flows generated from maturities and sales of invested assets.

Aircraft Purchases

    At June 30, 2010, ILFC has committed to purchase 115 new aircraft deliverable from 2011 through 2019, at an estimated aggregate purchase price of $13.5 billion, the majority of which is due after 2015, with $248 million coming due through 2011. See Note 9 to the Consolidated Financial Statements, and Liquidity of Parent and Subsidiaries — Financial Services — ILFC.

American International Group, Inc. and Subsidiaries

 Off Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiration
At June 30, 2010 (in millions)	Total Amounts Committed	Remainder of 2010	2011 - 2012	2013 - 2014	2015	Thereafter

Guarantees:
Liquidity facilities(a)	$803	$-	$702	$-	$-	$101
Standby letters of credit	1,263	1,088	28	22	6	119
Construction guarantees(b)	90	2	19	-	-	69
Guarantees of indebtedness	213	-	-	-	-	213
All other guarantees(c)	789	19	176	238	157	199
Commitments:
Investment commitments(d)	6,232	2,018	2,274	947	146	847
Commitments to extend credit	194	84	80	28	-	2
Letters of credit	240	159	81	-	-	-
Other commercial commitments(e)	717	17	-	-	-	700

Total(f)	$10,541	$3,387	$3,360	$1,235	$309	$2,250

(a)
Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)
Primarily represents SunAmerica construction guarantees connected to affordable housing investments.

(c)
Excludes potential amounts attributable to indemnifications included in asset sales agreements. See Note 9 to the Consolidated Financial Statements.

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

(e)
Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The remaining pension contribution for 2010 is expected to be approximately $52 million for U.S. and non-U.S. plans.

(f)
Does not include guarantees or other support arrangements among AIG consolidated entities.

Securities Financing

    The fair value of securities transferred under repurchase agreements accounted for as sales was $2.6 billion and $2.3 billion at June 30, 2010 and December 31, 2009, respectively, and the related cash collateral obtained was $1.9 billion and $1.5 billion at June 30, 2010 and December 31, 2009, respectively.

    See Note 16 to the Consolidated Financial Statements in the 2009 Annual Report on Form 10-K for discussion of restrictions on payments of dividends.

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

American International Group, Inc. and Subsidiaries

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

Consolidated Results

The following table presents AIG's condensed consolidated results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Revenues:
Premiums and other considerations	$12,649	$14,074	(10)%	$25,075	$29,118	(14)%
Net investment income	5,386	6,858	(21)	10,931	8,332	31
Net realized capital losses	(618)	(1,131)	-	(1,059)	(3,880)	-
Unrealized market valuation gains on AIGFP super senior credit default swap portfolio	161	636	(75)	280	184	52
Other income	2,404	3,485	(31)	4,666	6,269	(26)

Total revenues	19,982	23,922	(16)	39,893	40,023	-

Benefits, claims and expenses:
Policyholder benefits and claims incurred	10,607	13,570	(22)	21,035	26,713	(21)
Policy acquisition and other insurance expenses	3,968	4,484	(12)	7,829	8,646	(9)
Interest expense	2,009	2,553	(21)	3,885	5,343	(27)
Restructuring expenses and related asset impairment and other expenses	70	326	(79)	190	678	(72)
Net (gain) loss on sale of divested businesses	(198)	566	-	(122)	307	-
Other expenses	1,923	2,252	(15)	3,716	4,495	(17)

Total benefits, claims and expenses	18,379	23,751	(23)	36,533	46,182	(21)

Income (loss) from continuing operations before income tax expense (benefit)	1,603	171	-	3,360	(6,159)	-
Income tax expense (benefit)	311	(415)	-	(112)	(1,284)	-

Income (loss) from continuing operations	1,292	586	120	3,472	(4,875)	-
Income (loss) from discontinued operations, net of income tax expense (benefit)	(3,407)	1,259	-	(3,082)	1,587

Net income (loss)	(2,115)	1,845	-	390	(3,288)	-

Less: Net income (loss) attributable to noncontrolling interests	541	23	-	1,189	(757)

Net income (loss) attributable to AIG	$(2,656)	$1,822	-%	$(799)	$(2,531)	-%

American International Group, Inc. and Subsidiaries

 Premiums and Other Considerations

    Premiums and other considerations decreased in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to a reduction of $1.4 billion from dispositions during 2009, including the sale of 21st Century Insurance Group (21st Century), and the deconsolidation of Transatlantic. For the six-month period ended June 30, 2010, Premiums and other considerations decreased by $3.4 billion compared to the same period in 2009 as a result of the aforementioned dispositions as well as the sale of HSB Group, Inc. (HSB) in the first quarter of 2009. Additionally, Commercial Insurance premiums declined by approximately $1.0 billion compared to the first six months of 2009 due to the continued unfavorable pricing environment and weak economy. The decline also reflects price discipline in workers' compensation and capital management initiatives.

Net Investment Income

The following table summarizes the components of consolidated Net investment income:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Fixed maturities, including short-term investments	$3,924	$3,879	1%	$7,810	$8,123	(4)%
Maiden Lane interests	478	895	(47)	1,389	(1,288)	-
Equity securities	112	111	1	167	194	(14)
Interest on mortgage and other loans	127	146	(13)	271	305	(11)
Partnerships	433	(66)	-	819	(858)	-
Mutual funds	(1)	245	-	26	163	(84)
Real estate	258	243	6	510	504	1
Other investments	221	230	4	295	288	2

Total investment income before policyholder income and trading gains (losses)	5,552	5,683	(2)	11,287	7,431	52
Policyholder investment income and trading gains (losses)	(2)	1,307	-	(72)	1,235	-

Total investment income	5,550	6,990	(21)	11,215	8,666	29
Investment expenses	164	132	24	284	334	(15)

Net investment income	$5,386	$6,858	(21)%	$10,931	$8,332	31%

    Net investment income declined in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to a decline in Policyholder investment income and trading gains for Foreign Life Insurance & Retirement Services (together, policyholder trading gains) compared to 2009. Policyholder trading gains are offset by a change in Policyholder benefits and claims incurred and generally reflect the trends in equity markets. This decline also reflected lower valuation gains associated with AIG's interest in ML II and ML III. These declines were partially offset by income from partnership investments in 2010 compared to losses in 2009, reflecting improved market conditions in the current year period.

    Net investment income increased in six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to significantly higher income from partnership investments and increased valuation gains associated with AIG's interest in ML II and ML III. These increases were partially offset by the decline in Policyholder trading gains noted above.

    Both the three- and six-month periods ended June 30, 2010 reflected lower levels of invested assets, including the effect of divested businesses, as well as lower returns as a result of increased levels of short-term investments that were held for liquidity purposes.

American International Group, Inc. and Subsidiaries

 Net Realized Capital Gains (Losses)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Sales of fixed maturity securities	$165	$391	$499	$413
Sales of equity securities	68	91	272	46
Sales of real estate and loans	45	(20)	35	(17)
Other-than-temporary impairments:
Severity	(25)	(14)	(79)	(1,682)
Change in intent	(27)	(128)	(55)	(863)
Foreign currency declines	(32)	(142)	(64)	(226)
Issuer-specific credit events	(568)	(575)	(1,536)	(1,695)
Adverse projected cash flows on structured securities	-	(3)	-	(136)
Provision for loan losses	(88)	(155)	(213)	(572)
Foreign exchange transactions	772	(1,057)	1,393	(781)
Derivative instruments	(893)	598	(1,327)	1,629
Other	(35)	(117)	16	4

Net Realized Capital Gains (Losses)	$(618)	$(1,131)	$(1,059)	$(3,880)

    Net realized capital losses decreased in the three- and six-month periods ended June 30, 2010 compared to the same periods of 2009 reflecting lower other-than-temporary impairment charges in the current year periods. Affecting the six-month comparison was the adoption of the new other-than-temporary impairments accounting standard commencing in the second quarter of 2009. The three-month period ended March 31, 2009 included non-credit impairments (i.e. severity losses) that are no longer required for fixed maturity securities. See Note 6 to the Consolidated Financial Statements; and Investments — Other-Than-Temporary Impairments. The three- and six-month periods ended June 30, 2010 also included increased foreign exchange transaction gains. Partially offsetting the above items were losses on derivative instruments not designated for hedge accounting, primarily resulting from movements in foreign exchange rates and a tightening of credit spreads.

Unrealized Market Valuation Gains (Losses) on AIGFP Super Senior Credit Default Swap Portfolio

    AIGFP reported a decline in unrealized market valuation gains related to its super senior credit default swap portfolio in the three-month period ended June 30, 2010 compared to the same period in 2009 as a result of increased corporate spreads in the corporate arbitrage portfolio partially offset by improved prices of the underlying assets in the multi-sector CDO portfolio.

    The unrealized market valuation gains increased $96 million, to $280 million, in the six-month period ended June 30, 2010 compared to the same period in 2009 as a result of improved prices of the underlying assets in the multi-sector CDO portfolio partially offset by losses in the corporate arbitrage portfolio caused by increasing corporate spreads.

    See Segment Results — Financial Services Operations — Financial Services Results — Capital Markets Results and Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities and Note 5 to the Consolidated Financial Statements.

Other Income

    Other income decreased in the three-month period ended June 30, 2010 compared to the same period in 2009 due primarily to a decline of $1.1 billion reflecting the negative effect of derivative hedging activities that did not qualify for hedge accounting.

American International Group, Inc. and Subsidiaries

    Other income decreased in the six-month period ended June 30, 2010 compared to the same period in 2009 due to:

•
a decline of $1.7 billion reflecting the negative effect of derivative hedging activities that did not qualify for hedge accounting;

•
a decline of $1.3 billion in net credit valuation adjustment gains on AIGFP's assets and liabilities which are measured at fair value, excluding gains and losses which are reflected in Unrealized gains (losses) on AIGFP's super senior credit default swap portfolio, partially offset by reduced losses from Capital Markets from lower unwind costs and lower unrealized market valuation losses; and

•
lower aircraft leasing revenues resulting from an increase of $391 million in ILFC aircraft asset impairment charges and an increase of $90 million in operating lease-related charges with respect to aircraft sold, otherwise disposed of or held for sale.

    This decrease was partially offset by a bargain purchase gain of $406 million related to the Fuji acquisition.

Policyholder Benefits and Claims Incurred

    Policyholder benefits and claims incurred decreased in the three- and six-month periods ended June 30, 2010 due to:

•
a reduction of $1.7 billion and $3.7 billion in the three- and six-month periods ended June 30, 2010, respectively, compared to the same periods in 2009 as a result of the aforementioned dispositions in 2009;

•
a decrease in incurred policy losses and benefit expenses for Foreign Life Insurance & Retirement Services due to a decline in policyholder trading gains of $1.3 billion for both the three- and six-month periods ended June 30, 2010 discussed above in Net Investment Income;

•
a decrease in claims and claims adjustment expense for Mortgage Guaranty operations primarily due to lower levels of newly reported delinquencies in the first-lien, second-lien and international products, higher cure rates on existing first-lien and international delinquent loans and the recognition of stop loss limits on certain second-lien policies; and

•
the effects of lower production levels for General Insurance and Domestic Life & Retirement Services.

    Partially offsetting these declines were increased catastrophe losses for General Insurance. See General Insurance results herein for further discussion.

Policy Acquisition and Other Insurance Expenses

    Policy acquisition and other insurance expenses decreased in the three- and six-month periods ended June 30, 2010 primarily due to reductions of $315 million and $683 million, respectively, as a result of the aforementioned dispositions in 2009.

    Partially offsetting this decrease in the six-month period ended June 30, 2010 were the effects of $222 million of amortization of a premium deficiency reserve by UGC in the first quarter of 2009.

Interest Expense

    Interest expense decreased in the three- and six-month periods ended June 30, 2010 primarily due to lower interest expense on the FRBNY Credit Facility. Interest expense on the FRBNY Credit Facility benefited from a reduced weighted average interest rate of 3.3 percent for both the three-and six-month periods ended June 30, 2010 compared to 4.5 percent and 5.5 percent for the same periods in 2009. Interest expense also benefited from a lower average outstanding balance in the three- and six-month periods ended June 30, 2010 of $23.8 billion and $22.9 billion compared to $43.2 billion and $41.4 billion in the same periods of 2009. Interest expense on the FRBNY Credit Facility was $755 million and $1.6 billion in the three- and six-month periods ended June 30, 2010, respectively, compared to $1.4 billion and $2.9 billion in the same periods in 2009. Interest expense in three- and

American International Group, Inc. and Subsidiaries

six-month periods ended June 30, 2010 included $543 million and $1.2 billion, respectively, of amortization of the prepaid commitment fee asset associated with the FRBNY Credit Facility compared to $822 million and $1.6 billion in the same periods of 2009.

Restructuring Expenses and Related Asset Impairment and Other Expenses

    Restructuring expenses decreased in the three- and six-month periods ended June 30, 2010 reflecting progress made under the restructuring plan and asset disposition initiatives. See Note 11 to the Consolidated Financial Statements for additional discussion regarding restructuring and separation expenses.

Net (Gain) Loss on Sale of Divested Businesses

    Net gain (loss) on sale of divested businesses includes the net gain (loss) on the sale of divested businesses that did not qualify as discontinued operations as well as a gain of $228 million for the three- and six-month periods ended June 30, 2010 associated with the termination fee paid by Prudential to AIG compared to losses in the comparable periods of 2009. See Segment Results — Other Operations — Other Results herein for further information.

Other Expenses

    Other expenses decreased in the three- and six-month periods ended June 30, 2010 compared to the same periods in 2009 due to a decline in the Consumer Finance provision for loan losses of $283 million and $537 million in the three- and six-month periods ended June 30, 2010, respectively. The decrease also reflected lower compensation and other costs for the noncore Asset Management businesses reflecting the effect of the deconsolidation of certain portfolio investments and the sale of its investment advisory and third party institutional asset management business in the third quarter of 2009. These decreases were partially offset by an increase in corporate unallocated costs reflecting an increased securities litigation charge.

Income Tax Benefits

    For the three- and six-month periods ended June 30, 2010, the effective tax rates on pre-tax income from continuing operations were 19.4 percent and (3.3) percent, respectively. The effective tax rate for the three-month period ended June 30, 2010 attributable to continuing operations was primarily related to an increase in the valuation allowance of $539 million, partially offset by tax exempt interest of $152 million and the effect of foreign operations of $501 million. The effective tax rate for the six-month period ended June 30, 2010 was negative because AIG recorded a net tax benefit on pre-tax income. The benefit reflected in the effective tax rate attributable to continuing operations was primarily related to the effects of tax exempt interest income of $307 million, the effect of foreign operations of $467 million, the excess amount of the Fuji bargain purchase gain for financial reporting over the tax basis which is essentially permanent in duration of $142 million, and a reduction of $211 million in the valuation allowance.

    In making its determination of the fair values of the subsidiaries to be divested, AIG considered, among other information, valuations prepared for various purposes by third parties and updated by AIG, when necessary. As discussed in Note 1 to the Consolidated Financial Statements, in June 2010 AIG and Prudential plc terminated the AIA transaction. Because AIG is still proceeding with its plans to divest AIA, this termination has not affected the amount of deferred tax assets expected to be realized in connection with the planned divestiture of AIA. This determination was based on an assessment of the expected gain resulting from a range of possible outcomes associated with alternative divestiture strategies, including an initial public offering.

    For the three- and six-month periods ended June 30, 2009, the effective tax rates on pre-tax income (loss) from continuing operations were (242.7) percent and 20.9 percent, respectively. The effective tax rate for the three-month period ended June 30, 2009 was negative because AIG recorded a tax benefit on pre-tax income. The benefit reflected in the effective tax rate attributable to continuing operations for the three-month period ended June 30, 2009 was primarily related to a decrease in the valuation allowance of $1.6 billion, partially offset by

American International Group, Inc. and Subsidiaries

deferred tax expense of $760 million mainly attributable to the change in the estimated U.S. tax liability with respect to the potential sale of subsidiaries and an increase of $382 million in the reserve for uncertain tax positions. The benefit reflected in the effective tax rate attributable to continuing operations for the six-month period ended June 30, 2009 was primarily related to tax exempt interest of $366 million, partially offset by changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries of $287 million and an increase of $406 million in the reserve for uncertain tax positions.

    At June 30, 2010 AIG's net deferred tax asset was comprised of $7.1 billion (net of $20.8 billion valuation allowance) related to its U.S. consolidated income tax group, and $1.6 billion of net deferred tax liability related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. AIG assesses its ability to realize the deferred tax asset based on AIG's ability to generate gains on asset sales, including from the divestitures of AIA and ALICO, and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset. This assessment does not depend on projected future operating income of the U.S. consolidated income tax group.

    In any interim period, the U.S. consolidated income tax group may generate income or loss. To the extent that any income is generated, the related tax expense may be offset by a reduction in the valuation allowance. Conversely, any tax benefits arising from losses may be offset by an additional valuation allowance to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Any reduction of the valuation allowance will be allocated to continuing operations, discontinued operations and components of shareholders' equity based on the intraperiod tax allocation rules. AIG's foreign subsidiaries and U.S. subsidiaries filing separate returns will continue to recognize tax expense and tax benefits, based on their income or loss, which will be reflected in AIG's consolidated income tax provision (benefit).

    See Critical Accounting Estimates — Valuation Allowance on Deferred Tax Assets and Note 14 to the Consolidated Financial Statements for additional information.

Discontinued Operations

The composition of total revenues and pre-tax income (loss) for results reported as discontinued operations were as follows:

	Total Revenues			Pre-tax Income (Loss)
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
Three Months Ended June 30, (in millions)
	2010	2009		2010	2009

ALICO(a)	$3,439	$3,820	(10)%	$(2,862)	$396	-%
Nan Shan	1,761	2,348	(25)	(325)	799	-
Interest allocation(b)	-	-	-	(41)	(47)	-

Total	$5,200	$6,168	(16)%	$(3,228)	$1,148	-%

Six Months Ended June 30,
ALICO(a)	$6,961	$6,281	11%	$(2,319)	$571	-%
Nan Shan	3,904	3,986	(2)	(307)	641	-
Interest allocation(b)	-	-	-	(82)	(102)	-

Total	$10,865	$10,267	6%	$(2,708)	$1,110	-%

(a)
ALICO's pre-tax loss for the three and six months ended June 30, 2010 includes the impairment of $3.3 billion of goodwill that had been allocated to ALICO as a consequence of ALICO's removal from the Japan and Other operating segment. See Critical Accounting Estimates — Goodwill impairment for further discussion.

(b)
Represents interest expense, including periodic amortization of the prepaid commitment fee asset, on the estimated $1.825 billion of the FRBNY Credit Facility required to be repaid as a result of the net proceeds to be received from the expected sale of Nan Shan. See Note 3 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

 ALICO Results

    ALICO total revenues declined for the three-month period ended June 30, 2010 compared to the same period in 2009 largely due to lower policyholder trading gains, which are offset in policyholder benefits and claims incurred. This decline more than offset growth in Premiums and other considerations of 3 percent compared to the same period in 2009, reflecting the positive impact of foreign exchange. Total revenues also benefited from a decline in realized capital losses due to foreign exchange transaction gains in the current year period. ALICO's pre-tax loss in the three-month period ended June 30, 2010 was largely due to the impairment of goodwill discussed above.

    ALICO total revenues for the six-month period ended June 30, 2010 increased over the same period in 2009 reflecting a decline of $494 million in net realized capital losses due to foreign exchange transaction gains in the current year period as well as growth of 5 percent in Premiums and other considerations compared to the same period in 2009 due to the positive impact of foreign exchange and continued strength in new and renewal business. ALICO's pre-tax loss in the six-month period ended June 30, 2010 was largely due to the impairment of goodwill discussed above.

Nan Shan Results

    Nan Shan total revenues decreased in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to net realized capital losses of $66 million in the three-month period ended June 30, 2010 compared to net realized capital gains of $720 million in the three-month period ended June 30, 2009. The net realized capital gains in the three-month period ended June 30, 2009 resulted primarily from gains on sales of fixed maturity and equity securities, which more than offset the 2010 increase in premiums and other considerations resulting from growth in the business and the favorable effect of foreign exchange. Included in Nan Shan's pre-tax loss in the three-month period ended June 30, 2010 is a $294 million additional loss accrual associated with the contingent sales consideration related to the escrow of funds on the sale of Nan Shan. See Note 3 to the Consolidated Financial Statements for further discussion.

    Nan Shan total revenues decreased slightly in the six-month period ended June 30, 2010 compared to the same period in 2009 as the decline in net realized capital gains was largely offset by increased premiums and other considerations resulting from growth in the business and the favorable effect of foreign exchange. The pre-tax loss reflects the change in net realized capital gains and the $294 million loss discussed above.

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

American International Group, Inc. and Subsidiaries

The following table summarizes the operations of each reportable segment. (See also Note 2 to the Consolidated Financial Statements.)

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Total revenues:
General Insurance	$8,904	$8,849	1%	$18,159	$16,954	7%
Domestic Life Insurance & Retirement Services	2,977	3,498	(15)	6,203	5,201	19
Foreign Life Insurance & Retirement Services	4,636	5,198	(11)	8,876	8,736	2
Financial Services	1,885	2,368	(20)	3,393	3,633	(7)
Other	1,656	4,303	(62)	3,734	6,482	(42)
Consolidation and eliminations	(76)	(294)	-	(472)	(983)	-

Total	19,982	23,922	(16)	39,893	40,023	-

Pre-tax income (loss) :
General Insurance	1,013	977	4	2,435	1,081	125
Domestic Life Insurance & Retirement Services	88	200	(56)	415	(1,627)	-
Foreign Life Insurance & Retirement Services	840	223	277	1,561	483	223
Financial Services	31	124	(75)	(408)	(1,006)	-
Other	(525)	(1,500)	-	(789)	(4,950)	-
Consolidation and eliminations	156	147	-	146	(140)	-

Total	$1,603	$171	-%	$3,360	$(6,159)	-%

General Insurance Operations

    AIG's General Insurance subsidiaries, branded Chartis in 2009, are multi-line companies writing substantially all lines of property and casualty insurance in the U.S. and internationally.

    As previously noted, AIG believes it should present and discuss its financial information in a manner most meaningful to its financial statement users. Accordingly, in its General Insurance business AIG uses underwriting profit (loss) to assess performance of the General Insurance business rather than statutory underwriting profit (loss).

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

    AIG's Foreign General insurance group writes both commercial and consumer lines of insurance through a network of branches and foreign based insurance subsidiaries. Foreign General insurance group uses various marketing methods and multiple distribution channels to write both commercial and consumer lines insurance with certain refinements for local laws, customs and needs. Foreign General insurance group operates in Asia & the Pacific, Europe, the Far East and Emerging Markets.

American International Group, Inc. and Subsidiaries

 General Insurance Results

The following table presents General Insurance results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Underwriting results:
Net premiums written	$7,792	$7,919	(2)%	$15,436	$15,652	(1)%
Decrease (increase) in unearned premiums	(59)	98	-	(62)	643	-

Net premiums earned	7,733	8,017	(4)	15,374	16,295	(6)
Claims and claims adjustment expenses incurred	5,575	5,638	(1)	11,034	11,427	(3)
Change in deferred acquisition costs	(104)	15	-	(122)	20	-
Other underwriting expenses	2,420	2,219	9	4,812	4,426	9

Underwriting profit (loss)	(158)	145	-	(350)	422	-

Investing and other results:
Net investment income	1,113	869	28	2,184	1,304	67
Net realized capital gains (losses)	58	(37)	-	195	(645)	-
Bargain purchase gain	-	-	-	406	-	-

Pre-tax income	$1,013	$977	4%	$2,435	$1,081	125%

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

General Insurance Net Premiums Written

    General Insurance net premiums written in the three- and six-month periods ended June 30, 2010 declined 2 percent and 1 percent, respectively, compared to the same periods in 2009, reflecting General Insurance's risk management initiatives and continued price discipline in lines where market rates are unsatisfactory. This decline was partially offset by a positive effect from foreign exchange and strategic growth in higher margin lines of business. While General Insurance continues to see improved premium and account retention, new business submissions, and a relatively stable rate environment, net premium writings continue to be adversely affected by a weak economic environment.

American International Group, Inc. and Subsidiaries

    AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on General Insurance net premiums written:

	Three Months Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009	2010 vs. 2009

Decrease in original currency*	(3.0)%	(3.5)%
Foreign exchange effect	1.4	2.1

Decrease as reported in U.S. dollars	(1.6)%	(1.4)%

*
Computed using a constant exchange rate for each period.

General Insurance Underwriting Ratios

The following table summarizes General Insurance GAAP combined ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Loss ratio	72.1	70.3	71.8	70.1
Expense ratio	29.9	27.9	30.5	27.3

Combined ratio	102.0	98.2	102.3	97.4

Quarterly Underwriting Ratios

    The increase in the General Insurance combined ratio for the three-month period ended June 30, 2010 compared to the same period of 2009 primarily resulted from the following:

•
a loss ratio for accident year 2010 recorded in 2010 which was 1.9 points higher than the loss ratio for accident year 2009. This increase is from $287 million in catastrophe losses, including floods in the Southeastern United States, Hurricane Alex, U.S. hailstorms, the Deepwater Horizon oil rig explosion, and the Icelandic volcano, in total accounting for a 3.7 point increase in the current accident year loss ratio;

•
the loss ratio also includes prior year development, which amounted to $95 million of net adverse development for the three months ended June 30, 2010 compared to net adverse development of $60 million for the three months ended June 30, 2009. This is primarily attributable to favorable development in Commercial Insurance's Lexington lines of business being more than offset by adverse development in asbestos, professional liability and specialty workers' compensation businesses and reinsurance commutations. The prior period includes $71 million of favorable development related to loss sensitive policies for Commercial Insurance, which has no effect on underwriting profit as the amounts are entirely offset by a decline in earned premiums;

•
an increase of 2.0 points in the expense ratio primarily due to a decrease in earned premium, an increase in policy acquisition costs and general operating expenses. The increase in policy acquisition costs was largely due to changes in the mix of business as General Insurance focuses on product lines consistent with its risk appetite and capital management targets. The 2009 period also includes a reduction for the commutation of reinsurance agreements which increased ceding commissions and reduced overall policy acquisition expenses. The increase in general operating expenses was due to various long-term compensation programs that were put in place in the second half of 2009 targeting multi-year objectives and therefore no expenses were accrued in the first six months of 2009. Operational enhancement initiatives, including the implementation of financial systems, an improved control environment, and costs associated with securing financial strength ratings for certain of its operating subsidiaries also increased in the current period.

American International Group, Inc. and Subsidiaries

Year-to-Date Underwriting Ratios

    The increase in the General Insurance combined ratio for the six-month period ended June 30, 2010 compared to the same period of 2009 primarily resulted from:

•
a loss ratio for accident year 2010 which was 4.5 points higher than the loss ratio for accident year 2009. This increase is due to approximately $768 million in catastrophe losses driven by the earthquake in Chile, flooding in the Southeastern United States, two severe windstorms in the Northeastern United States, flooding in Madeira (Portugal), U.S. hailstorms, the Deepwater Horizon oil rig explosion, the Icelandic volcano, and Hurricane Alex, in total accounting for a 4.9 point increase in the accident year loss ratio; and

•
an increase of 3.2 points in the expense ratio primarily due to a decrease in earned premium, an increase in policy acquisition costs and general operating expenses, and the reduction for the commutation of reinsurance agreements in 2009 which increased ceding commissions and reduced overall policy acquisition expenses, all of which are discussed in quarterly results above.

    Partially offsetting these increases was favorable prior year development, which amounted to $149 million for the six months ended June 30, 2010 compared to adverse development of $232 million for the six months ended June 30, 2009. This is primarily attributable to favorable development in Commercial Insurance's Lexington lines of business, partially offset by adverse development in asbestos, professional liability, and specialty workers' compensation businesses and reinsurance commutations. Foreign General Insurance also experienced favorable development, primarily in its directors & officers' liability (D&O) lines. The current year includes $59 million of favorable development related to loss sensitive policies for Commercial Insurance compared to $172 million in 2009.

Quarterly General Insurance Investing and Other Results

    Net investment income for General Insurance increased primarily due to improvement in returns from partnership investments. Net realized capital gains were recognized in 2010 compared to losses in 2009 primarily due to increased gains in derivatives and positive effects of foreign exchange.

Year-to-Date General Insurance Investing and Other Results

    Net investment income for General Insurance increased primarily due to improvement in returns from partnership investments. Net realized capital gains were recognized in 2010 compared to losses in 2009 primarily due to lower other-than-temporary impairments on investments, higher gains on sales of fixed maturities and the positive effect of foreign exchange. The Fuji acquisition resulted in a bargain purchase gain of approximately $406 million, which is included in the Consolidated Statement of Income (Loss) in Other Income.

    See Consolidated Results for further discussion on net investment income and net realized capital gains (losses).

American International Group, Inc. and Subsidiaries

Commercial Insurance Results

The following table presents Commercial Insurance results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Underwriting results:
Net premiums written	$4,738	$4,968	(5)%	$8,525	$9,152	(7)%
(Increase) Decrease in unearned premiums	(158)	(20)	-	617	1,023	(40)

Net premiums earned	4,580	4,948	(7)	9,142	10,175	(10)
Claims and claims adjustment expenses incurred	3,763	3,950	(5)	7,237	8,044	(10)
Change in deferred acquisition costs	(64)	(3)	-	65	127	(49)
Other underwriting expenses	1,179	992	19	2,249	2,016	12

Underwriting profit (loss)	(298)	9	-	(409)	(12)	-

Net investment income	890	645	38	1,734	945	83
Net realized capital losses	(61)	(82)	-	(64)	(585)	-

Pre-tax income	$531	$572	(7)%	$1,261	$348	262%

Commercial Insurance Underwriting Results

Commercial Insurance Net Premiums written

The following table presents Commercial Insurance net premiums written by line of business:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Line of business:
General liability/auto liability	$788	$847	(7)%	$1,369	$1,515	(10)%
Property	849	937	(9)	1,267	1,365	(7)
Workers' compensation	577	630	(8)	1,123	1,349	(17)
Management/professional liability	559	542	3	911	887	3
Commercial umbrella/excess	453	484	(6)	778	837	(7)
A&H products	284	293	(3)	668	624	7
Other	234	260	(10)	539	644	(16)
Private client group	281	267	5	509	476	7
Multinational P&C	228	208	10	463	477	(3)
Programs	177	193	(8)	335	361	(7)
Environmental	133	136	(2)	242	255	(5)
Healthcare	112	116	(3)	226	273	(17)
Aviation	63	55	15	95	89	7

Total	$4,738	$4,968	(5)%	$8,525	$9,152	(7)%

Quarterly and Year-to-Date Commercial Insurance Net Premiums Written

    Commercial Insurance net premiums written decreased in the three- and six-month periods ended June 30, 2010 compared to the same periods in 2009 primarily due to:

•
the reduction of aggregate exposures in certain property and casualty lines of business, to manage overall risk;

American International Group, Inc. and Subsidiaries

•
the impact of a three-year reinsurance agreement, secured through issuance of catastrophe bonds, which reduced net written premiums by $104 million in the current quarter and year-to-date;

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

Commercial Insurance Underwriting Ratios

The following table presents Commercial Insurance GAAP combined ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Loss ratio	82.2	79.8	79.2	79.1
Expense ratio	24.3	20.0	25.3	21.1

Combined ratio	106.5	99.8	104.5	100.2

    The increase in the Commercial Insurance combined ratio in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily resulted from the following:

•
an accident year loss ratio for the three months ended June 30, 2010 that was 2.8 points higher than the accident year loss ratio for the three months ended June 30, 2009, resulting from an increase in catastrophe-related losses of $223 million primarily attributable to flooding in the Southeastern United States and the effects of premium rate decreases and adverse changes in loss trends; and

•
an increase in the expense ratio of 4.3 points driven by a decrease in earned premium, an increase in policy acquisition costs and general operating expenses and the reduction for the commutation of reinsurance agreements in 2009 which increased ceding commissions and reduced overall policy acquisition expenses, all of which are discussed in General Insurance results above.

    These increases were compounded by an increase in adverse prior-year development. For the three-month period ended June 30, 2010, Commercial Insurance recorded adverse development of $90 million compared to adverse development of $62 million in the same period of 2009. The adverse development for 2009 includes $71 million of favorable development related to loss sensitive policies.

    The increase in the Commercial Insurance combined ratio in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily resulted from the following:

•
an accident year loss ratio for the six months ended June 30, 2010 that was 4.2 points higher than the accident year loss ratio for the six months ended June 30, 2009, resulting from an increase in catastrophe-related losses of approximately $400 million attributable to the combined losses of two severe windstorms in the Northeastern United States, flooding in the Southeastern United States, the earthquake in Chile, U.S. hailstorms, and Hurricane Alex; and

•
an increase in the expense ratio of 4.2 points driven by a decrease in earned premium, an increase in policy acquisition costs and general operating expenses, and the reduction for the commutation of reinsurance agreements in 2009 which increased ceding commissions and reduced overall policy acquisition expenses discussed in General Insurance results above.

    These increases were partially offset by a change in prior-year development. For the six-month period ended June 30, 2010, Commercial Insurance recorded favorable development of $100 million compared to adverse development of $226 million in the same period of 2009. The net favorable development for 2010 includes

American International Group, Inc. and Subsidiaries

$59 million of favorable development related to loss sensitive policies compared to $172 million of favorable development related to loss sensitive policies in the same period in 2009.

Quarterly Commercial Insurance Net Loss Development

    The $90 million of adverse development in the three months ended June 30, 2010 is primarily attributable to adverse development of $56 million related to reinsurance commutations, $55 million in the professional liability business, $40 million related to asbestos & environmental claims, and $38 million in the specialty workers' compensation line of business. These losses were partially offset by $127 million of favorable development in the Lexington lines of business. Excess casualty and excess workers' compensation showed no development in the quarter.

Year-to-Date Commercial Insurance Net Loss Development

    The $100 million of favorable development in the six months ended June 30, 2010 is primarily attributable to favorable development in the Lexington lines of business partially offset by $56 million adverse development related to reinsurance commutations, $46 million of adverse development in the professional liability business, and $40 million of adverse development related to asbestos and environmental claims. Excess casualty and excess workers' compensation showed no development to date in 2010.

Quarterly Commercial Insurance Investing Results

    Net investment income for Commercial Insurance increased in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to improvement in returns from partnership investments of $255 million.

    Net realized capital losses of $61 million for Commercial Insurance in the three-month period ended June 30, 2010 decreased from net realized capital losses of $82 million in the same period of 2009 primarily due to higher gains from derivatives and a decline in other-than-temporary impairments on investments, partially offset by lower gains from sales of fixed maturity securities, equity securities and real estate.

Year-to-Date Commercial Insurance Investing Results

    Net investment income for Commercial Insurance increased in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to improvement in returns from partnership investments.

    Net realized capital losses for Commercial Insurance declined in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to lower other-than-temporary impairments on investments and higher gains from derivatives.

    See Consolidated Results for further discussion on net investment income and net realized capital gains (losses).

American International Group, Inc. and Subsidiaries

Foreign General Insurance Results

The following table presents Foreign General Insurance results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Underwriting results:
Net premiums written	$3,054	$2,951	3%	$6,911	$6,500	6%
(Increase) Decrease in unearned premiums	99	118	(16)	(679)	(380)	-

Net premiums earned	3,153	3,069	3	6,232	6,120	2
Claims and claims adjustment expenses incurred	1,812	1,688	7	3,797	3,383	12
Change in deferred acquisition costs	(40)	18	-	(187)	(107)	-
Other underwriting expenses	1,241	1,227	1	2,563	2,410	6

Underwriting profit	140	136	3	59	434	(86)

Investing and other results:
Net investment income	223	224	-	450	359	25
Net realized capital gains (losses)	119	45	164	259	(60)	-
Bargain purchase gain	-	-	-	406	-	-

Pre-tax income	$482	$405	19%	$1,174	$733	60%

Foreign General Insurance Underwriting Results

Foreign General Insurance Net Premiums Written

The following table presents Foreign General Insurance net premiums written by line of business:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Line of business:
A&H products	$962	$924	4%	$1,944	$1,861	4%
Specialty lines	478	519	(8)	1,260	1,208	4
Personal lines	596	536	11	1,162	1,094	6
Casualty	414	410	1	1,086	989	10
Marine & Energy	176	147	20	435	351	24
Lloyds	159	161	(1)	394	392	1
Property	153	142	8	326	307	6
Aviation	60	46	30	164	148	11
Other	56	66	(15)	140	150	(7)

Total	$3,054	$2,951	3%	$6,911	$6,500	6%

Quarterly Foreign General Insurance Net Premiums Written

    Foreign General Insurance net premiums written increased in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to:

•
positive effect of changes in foreign exchange rates, which contributed 3.8 percent to the increase; and

•
new business as global economic conditions improved.

    From a regional perspective, real growth in the Far East region was slightly down while positive growth in Europe and the Asia-Pacific region contributed to the continuing upward trend in production since the third quarter of 2009, which is attributable to improved retention and strong new business submissions.

American International Group, Inc. and Subsidiaries

Year-to-Date Foreign General Insurance Net Premiums Written

    Foreign General Insurance net premiums written increased in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to:

•
positive effect of changes in foreign exchange rates, which contributed 5.0 percent to the increase; and

•
new business as global economic conditions improved.

    From a regional perspective, Europe achieved significant growth particularly in the critical first quarter renewal season. In addition, positive growth in the Asia-Pacific regions and Emerging Markets contributed to the continuing upward trend in production since the third quarter of 2009, which is attributable to improved retention and strong new business submissions.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Foreign General Insurance net premiums written:

	Three Months Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009	2010 vs. 2009

Increase (decrease) in original currency*	(0.3)%	1.3%
Foreign exchange effect	3.8	5.0

Increase as reported in U.S. dollars	3.5%	6.3%

*
Computed using a constant exchange rate for each period.

Foreign General Insurance Underwriting Ratios

The following table presents Foreign General Insurance combined ratios:

	Three Months Ended June, 30		Six Months Ended June, 30
	2010	2009	2010	2009

Loss ratio	57.5	55.0	60.9	55.3
Expense ratio	38.1	40.6	38.1	37.6

Combined ratio	95.6	95.6	99.0	92.9

    The change in composition of the Foreign General Insurance combined ratio in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily resulted from the following:

•
catastrophe-related losses in the three months ended June 30, 2010, compared to none in the three months ended June 30, 2009, contributed 2.0 points to the loss ratio. Catastrophe losses included losses due to the Deepwater Horizon oil rig explosion, the Icelandic volcano and Hurricane Alex; and

•
a 2.5 point decrease to the expense ratio due to lower acquisition and other costs attributable to new and renewal business partially offset by costs associated with securing financial strength ratings for certain of its operating subsidiaries and various long-term compensation programs. The various long-term compensation programs were put in place in the second half of 2009 targeting multi-year objectives and therefore no expenses were accrued in the first six months of 2009.

    The increase in the Foreign General Insurance combined ratio in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily resulted from the following:

•
significant catastrophe-related losses in the six months ended June 30, 2010, compared to none in the six months ended June 30, 2009, contributed 5.7 points to the loss ratio. Catastrophe losses included the earthquake in Chile, flooding in Madeira (Portugal), the Deepwater Horizon oil rig explosion, the Icelandic volcano, and Hurricane Alex; and

American International Group, Inc. and Subsidiaries

•
an increase to the expense ratio of 0.5 points due to costs associated with securing financial strength ratings for certain of its operating subsidiaries, other operational enhancements and various long-term compensation programs partially offset by lower acquisition and other costs attributable to new and renewal business. The various long-term compensation programs were put in place in the second half of 2009 targeting multi-year objectives and therefore no expenses were accrued in the first six months of 2009.

Quarterly Foreign General Insurance Net Loss Development

    Foreign General Insurance experienced $5 million of net adverse development in the three months ended June 30, 2010, including $21 million of favorable development from the excess casualty line of business partially offset by $13 million of adverse development in the D&O line of business. The remainder was spread throughout the other lines of business.

Year-to-Date Foreign General Insurance Net Loss Development

    Foreign General Insurance experienced $49 million of favorable development in the six months ended June 30, 2010, including $21 million of favorable development from the excess casualty line of business and $15 million of favorable development from the D&O line of business. The remainder was spread throughout the other lines of business.

Quarterly Foreign General Insurance Investing and Other Results

    Foreign General Insurance net investment income remained relatively flat in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to higher interest income and partnership results partially offset by lower mutual fund income.

    Foreign General Insurance recorded net realized capital gains in the three-month period ended June 30, 2010 due to gains in the sales of fixed maturity securities and the favorable effect of foreign exchange.

Year-to-Date Foreign General Insurance Investing and Other Results

    Foreign General Insurance net investment income increased in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to higher partnership results partially offset by lower mutual fund, interest and dividend income.

    Foreign General Insurance recorded net realized capital gains in the six-month period ended June 30, 2010 due to gains in the sales of fixed maturity securities, the favorable effect of foreign exchange and lower other-than-temporary impairments on investments.

    On March 31, 2010, AIG, through a Foreign General Insurance subsidiary, purchased additional voting shares in Fuji. The acquisition of the additional voting shares for $145 million increased Foreign General Insurance's total voting ownership interest in Fuji from 41.7 percent to 54.8 percent, which resulted in Foreign General Insurance obtaining control of Fuji.

    Because the acquisition was completed on the last day of the quarter, the initial accounting for the acquisition was incomplete when AIG issued its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010. The initial purchase price allocation was based on the information that was available at the time to identify and estimate certain of the fair values of assets acquired, liabilities assumed, and non-controlling interests of Fuji as of the acquisition date. Fuji's financial information is reported to Foreign General Insurance on a quarter lag. As such, Foreign General Insurance was awaiting additional information necessary to finalize the purchase price allocation as of the acquisition date. Furthermore, at the time, Foreign General Insurance had not obtained final appraisals of Fuji's insurance contracts, loans, certain real estate and intangible assets.

    During the quarter ended June 30, 2010, Foreign General Insurance completed the accounting for the acquisition and retrospectively adjusted the provisional amounts initially recorded. Foreign General Insurance

American International Group, Inc. and Subsidiaries

obtained the additional information necessary to finalize the purchase price allocation as of the acquisition date including final appraisals of Fuji's insurance contracts, loans, certain real estate or intangible assets. Adjustments to the revised purchase price allocation as of March 31, 2010 may occur if new information becomes known about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date.

    The acquisition resulted in a bargain purchase gain of approximately $406 million, which is included in the Consolidated Statement of Income (Loss) in Other Income. AIG will retrospectively revise its results of operations for the three months ended March 31, 2010 when presenting comparative financial information containing that period. The bargain purchase gain is primarily attributable to the depressed market value of Fuji's common stock, which AIG believes is the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. AIG anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

Liability for unpaid claims and claims adjustment expense

    The following discussion on the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for the Commercial Insurance and Foreign General Insurance reporting units in the General Insurance operating segment and loss reserves pertaining to divested and/or Noncore businesses and those of the Mortgage Guaranty reporting unit collectively reported in AIG's Other category.

The following table presents the components of the loss reserves by major lines of business on a statutory annual statement basis(a):

(in millions)	June 30, 2010	December 31, 2009

Other liability occurrence	$20,447	$20,344
International(b)	15,895	12,582
Workers' compensation	15,497	15,200
Other liability claims made	11,500	12,619
Mortgage Guaranty/Credit	4,737	5,477
Property	3,936	3,872
Auto liability	3,137	4,164
Products liability	2,344	2,414
Medical malpractice	1,774	1,672
Accident and health	1,331	1,677
Aircraft	1,163	1,388
Commercial multiple peril	1,006	1,081
Fidelity/surety	940	875
Reinsurance	130	154
Other	1,767	1,867

Total	$85,604	$85,386

(a)
Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

(b)
Includes $2.1 billion related to the acquisition of Fuji on March 31, 2010.

American International Group, Inc. and Subsidiaries

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

The following table classifies the components of the net liability for unpaid claims and claims adjustment expense by business unit:

(in millions)	June 30, 2010	December 31, 2009

General Insurance segment:
Commercial Insurance	$49,891	$50,498
Foreign General Insurance	13,493	12,688

Total General Insurance	63,384	63,186

Mortgage Guaranty	4,039	4,713

Net liability for unpaid claims and claims adjustment expense at end of period	$67,423	$67,899

Discounting of Reserves

    At June 30, 2010, net loss reserves reflect a loss reserve discount of $2.66 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. The discount is comprised of the following: $669 million — tabular discount for workers' compensation in Commercial Insurance and $1.99 billion — non-tabular discount for workers' compensation in Commercial Insurance.

Quarterly Reserving Process

    AIG believes that the net loss reserves are adequate to cover net losses and loss expenses as of June 30, 2010. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of June 30, 2010. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG's consolidated financial condition, although it could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

American International Group, Inc. and Subsidiaries

The following table presents the reconciliation of net loss reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Net liability for unpaid claims and claims adjustment expense at beginning of year	$68,549	$72,254	$67,899	$72,455
Foreign exchange effect	(662)	1,080	(1,215)	790
Acquisitions	-	-	1,538 (a)	-
Dispositions	(59)	(7,551)	(84)	(7,838	)(b)

Losses and loss expenses incurred:(c)
Current year	5,539	6,931	11,537	14,795
Prior years, other than accretion of discount	(137)	272	(613)	336
Prior years, accretion of discount	86	98	172	196

Losses and loss expenses incurred	5,488	7,301	11,096	15,327

Losses and loss expenses paid(c)	5,893	7,314	11,809	14,964

Reclassified (from) to liabilities held for sale	-	-	(2)	-

Net liability for unpaid claims and claims adjustment expense at end of period	$67,423	$65,770	$67,423	$65,770

(a)
Represents the acquisition of Fuji on March 31, 2010.

(b)
Transatlantic was deconsolidated during the second quarter of 2009 and HSB was sold during the first quarter of 2009.

(c)
Includes amounts related to dispositions through the date of disposition.

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Prior Accident Year Development by Reporting Unit:
General Insurance segment:
Commercial Insurance	$90	$62	$(100)	$226
Foreign General Insurance	5	(2)	(49)	6

Total General Insurance segment	95	60	(149)	232

Other businesses:
Mortgage Guaranty	(232)	222	(464)	129
Insurance businesses sold*	-	(10)	-	(25)

Total Other businesses	(232)	212	(464)	104

Prior years, other than accretion of discount	$(137)	$272	$(613)	$336

*
Entities were sold during 2009.

American International Group, Inc. and Subsidiaries

	Calendar Year
Six Months Ended June 30, (in millions)
	2010	2009

Prior Accident Year Development by Accident Year:
Accident Year
2009	$(206)
2008	(360)	$94
2007	(163)	98
2006	(36)	(132)
2005	13	(22)
2004	38	28
2003 and prior	101	270

Prior years, other than accretion of discount	$(613)	$336

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each class of business, as appropriate, in the three-month period ended June 30, 2010 to determine the loss development from prior accident years for three-month period ended June 30, 2010. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

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

    As described more fully in the 2009 Annual Report on Form 10-K, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the six-month period ended June 30, 2010, a minor amount of adverse incurred loss development pertaining to asbestos was reflected in the table that follows. This development was primarily attributable to several large accounts. In addition, a minor adjustment to the environmental gross and net reserves was also recognized.

American International Group, Inc. and Subsidiaries

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	2010		2009
Six Months Ended June 30, (in millions)
	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,236	$1,151	$3,443	$1,200
Dispositions	-	-	(26)	(21)
Losses and loss expenses incurred*	99	38	120	50
Losses and loss expenses paid*	(358)	(114)	(295)	(77)

Liability for unpaid claims and claims adjustment expense at end of period	$2,977	$1,075	$3,242	$1,152

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$338	$159	$417	$194
Dispositions	-	-	-	(7)
Losses and loss expenses incurred*	8	11	2	(1)
Losses and loss expenses paid*	(35)	(17)	(29)	(16)

Liability for unpaid claims and claims adjustment expense at end of period	$311	$153	$390	$170

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,574	$1,310	$3,860	$1,394
Dispositions	-	-	(26)	(28)
Losses and loss expenses incurred*	107	49	122	49
Losses and loss expenses paid*	(393)	(131)	(324)	(93)

Liability for unpaid claims and claims adjustment expense at end of period	$3,288	$1,228	$3,632	$1,322

*
All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

	2010		2009
Six Months Ended June 30, (in millions)
	Gross	Net	Gross	Net

Asbestos	$1,825	$781	$2,151	$894
Environmental	133	59	228	84

Combined	$1,958	$840	$2,379	$978

The following table presents a summary of asbestos and environmental claims count activity:

	2010			2009
Six Months Ended June 30,	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,417	5,994	11,411	5,780	6,674	12,454
Claims during year:
Opened	222	192	414	380	548	928
Settled	(109)	(64)	(173)	(161)	(101)	(262)
Dismissed or otherwise resolved	(534)	(1,688)	(2,222)	(514)	(562)	(1,076)

Claims at end of period	4,996	4,434	9,430	5,485	6,559	12,044

American International Group, Inc. and Subsidiaries

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at June 30, 2010 and 2009. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The June 30, 2010 gross asbestos survival ratio is lower than the ratio at June 30, 2009 because the more recent periods included in the rolling average reflect higher claims payments. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at June 30, 2010 by approximately 0.3 years and 0.7 years, respectively; and reduced gross and net asbestos survival ratios at June 30, 2009 by approximately 1.0 years and 2.1 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG's determination of its reserves is not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

The following table presents AIG's survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2010		2009
Six Months Ended June 30,	Gross	Net	Gross	Net

Survival ratios:
Asbestos	4.6	4.2	4.8	3.7
Environmental	4.6	3.7	4.5	3.4
Combined	4.6	4.1	4.8	3.6

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

American International Group, Inc. and Subsidiaries

Domestic Life Insurance & Retirement Services Results

The following table presents Domestic Life Insurance & Retirement Services results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Premiums and other considerations	$1,315	$1,331	(1)%	$2,630	$2,771	(5)%
Net investment income	2,628	2,221	18	5,335	4,151	29
Policyholder benefits and claims incurred	2,266	2,242	1	4,467	4,832	(8)
Policy acquisition and other expenses	623	1,056	(41)	1,321	1,996	(34)

Pre-tax income before net realized capital losses	1,054	254	315	2,177	94	-
Net realized capital losses	(966)	(54)	-	(1,762)	(1,721)	-

Pre-tax income (loss)	$88	$200	(56)%	$415	$(1,627)	-%

Quarterly Domestic Life Insurance & Retirement Services Results

    Domestic Life Insurance & Retirement Services reported an increase in pre-tax income before net realized capital losses in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to the following:

•
lower policy acquisition expenses as a result of lower DAC and SIA amortization of $409 million on higher net realized capital losses, due to an increase in the fair value of embedded derivative liabilities, combined with the absence in 2010 of the $43 million DAC and SIA unlocking and related reserve strengthening in 2009 which primarily related to projected increases in surrenders for individual fixed annuities; and

•
higher net investment income due to a $157 million increase in partnership income and a $226 million increase in valuation gains on ML II.

Partially offsetting these increases was an increase in policyholder benefits and claims incurred as a result of less favorable insurance mortality experience.

    Pre-tax income for Domestic Life and Retirement Services reflected significantly higher levels of net realized capital losses principally from a $720 million increase from the change in fair value of embedded derivative liabilities, net of economic hedges, driven by negative equity market conditions and declines in long-term interest rates.

Year-to Date Domestic Life Insurance & Retirement Services Results

    Domestic Life Insurance & Retirement Services reported an increase in pre-tax income before net realized capital losses in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to the following:

•
higher net investment income due to a $765 million increase in partnership income and a $632 million increase in valuation gains on ML II;

•
DAC and SIA unlocking and related reserve strengthening charges of $601 million in 2009 which primarily were the result of reductions in the long-term growth assumptions for group retirement products and individual variable annuities and deteriorating equity market conditions early in 2009 and projected increases in surrenders for individual fixed annuities. There were no unlockings in the six months ended June 30, 2010; and

•
an increase in DAC and SIA benefits of $64 million on net realized capital losses results from an increase in the fair value of embedded derivative liabilities.

Partially offsetting these increases was an increase in policyholder benefits and claims incurred as a result of less favorable insurance mortality experience.

American International Group, Inc. and Subsidiaries

    Pre-tax income for Domestic Life Insurance & Retirement Services reflected higher levels of net realized capital losses principally from an increase of $1.2 billion related to derivative fair value losses on interest rate and foreign exchange derivatives, net of foreign exchange transactions, used to economically hedge the effect of interest rate and foreign exchange movements on GIC reserves. Net realized capital losses were also higher due to a $672 million increase from the change in fair value of embedded derivative liabilities, net of economic hedges, driven by negative equity market conditions and declines in long-term interest rates. These increases in realized capital losses were partially offset by lower other-than-temporary impairment charges of $1.5 billion and lower provisions for loan losses.

Domestic Life Insurance Results

The following table presents Domestic Life Insurance results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Premiums and other considerations	$1,028	$1,059	(3)%	$2,068	$2,241	(8)%
Net investment income	1,050	935	12	2,084	1,760	18
Policyholder benefits and claims incurred	1,305	1,203	8	2,625	2,576	2
Policy acquisition and other expenses	389	443	(12)	776	894	(13)

Pre-tax income before net realized capital losses	384	348	10	751	531	41
Net realized capital losses	(100)	(78)	-	(240)	(559)	-

Pre-tax income (loss)	$284	$270	5%	$511	$(28)	-%

Quarterly Domestic Life Insurance Results

    Domestic Life Insurance pre-tax income before net realized capital losses increased in the three-month period ended June 30, 2010 compared to the same period in 2009 due to higher Net investment income, including a $47 million increase in partnership income and a $72 million increase in the fair value of the interest in ML II. Partially offsetting these increases was an increase in Policyholder benefits and claims incurred as a result of less favorable life insurance mortality experience.

    Domestic Life Insurance premiums and other considerations declined primarily due to lower fee income as a result of a decline in life insurance in force. Policy acquisition and other insurance expenses declined primarily due to restructuring expenses incurred in the three-month period ended June 30, 2009.

    Domestic Life Insurance pre-tax income increased in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to the growth in Net investment income, partially offset by an increase in Net realized capital losses.

Year-to-Date Domestic Life Insurance Results

    Domestic Life Insurance pre-tax income before net realized capital losses increased in the six-month period ended June 30, 2010 compared to the same period in 2009 due to higher Net investment income including a $188 million increase in partnership income and a $202 million increase in the fair value of the interest in ML II. These increases were partially offset by a decline in DAC amortization related to Net realized capital losses of $6 million in 2010 compared to $23 million in 2009 and less favorable life insurance mortality experience.

    Domestic Life Insurance Premiums and other considerations declined primarily due to the sale of AIG Life Canada on April 1, 2009 and lower fee income. Premiums and other considerations declined approximately 4 percent excluding the impact of this disposition. Policy acquisition and other expenses declined primarily due to expense reductions.

    Domestic Life Insurance reported pre-tax income in the six months ended June 30, 2010 compared to a pre-tax loss in the six months ended June 30, 2009 reflecting lower levels of net realized capital losses in 2010, due principally to a $285 million decline in other-than-temporary impairment charges.

American International Group, Inc. and Subsidiaries

Domestic Life Insurance Sales and Deposits

The following table summarizes Domestic Life Insurance sales and deposits by product*:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Life insurance
Periodic premium by product:
Universal life	$8	$16	(50)%	$17	$30	(43)%
Variable universal life	19	1	-	19	9	111
Term life	22	18	22	38	42	(10)
Whole life/other	-	1	-	1	3	(67)

Total periodic premiums by product	49	36	36	75	84	(11)
Group life/health	15	11	36	37	66	(44)
Unscheduled and single deposits	52	17	206	67	54	24

Total life insurance	116	64	81	179	204	(12)

Career distribution
By product:
Periodic life insurance premiums	24	19	26	43	35	23
Unscheduled and single deposits	7	5	40	12	9	33
Accident and health insurance	1	2	(50)	3	3	-
Fixed annuities	18	41	(56)	35	97	(64)

Total career distribution	50	67	(25)	93	144	(35)

Payout annuities	186	125	49	403	316	28
Individual fixed and runoff annuities	143	199	(28)	304	394	(23)

Total sales and deposits	$495	$455	9%	$979	$1,058	(7)%

*
Includes divested operations. Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Sales of group accident and health insurance represent annualized first-year premium from new policies. Annuity sales represent deposits from new and existing customers.

    Total Domestic Life Insurance sales and deposits increased in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to higher private placement variable universal life sales and increased payout annuity sales, partially offset by lower fixed annuity sales. Payout annuity sales increased as a result of improved structured settlement and immediate annuity sales. Fixed annuity sales declined as a result of the low interest rate environment.

    Total Domestic Life Insurance sales and deposits decreased in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to lower fixed annuity deposits, life insurance premiums and the sale of AIG Life Canada in 2009, partially offset by increased payout annuity sales. Sales and deposits were essentially unchanged excluding the impact of the Canada disposition. Fixed annuity sales declined as a result of the low interest rate environment while life insurance premiums decreased primarily due to lower Domestic Life Insurance financial strength ratings. Payout annuity sales increased as a result of improved structured settlement and immediate annuity sales.

American International Group, Inc. and Subsidiaries

Domestic Retirement Services Results

The following table presents Domestic Retirement Services results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Premiums and other considerations	$287	$272	6%	$562	$530	6%
Net investment income	1,578	1,286	23	3,251	2,391	36
Policyholder benefits and claims incurred	961	1,039	(8)	1,842	2,256	(18)
Policy acquisition and other expenses	234	613	(62)	545	1,102	(51)

Pre-tax income (loss) before net realized capital gains (losses)	670	(94)	-	1,426	(437)	-
Net realized capital gains (losses)	(866)	24	-	(1,522)	(1,162)	-

Pre-tax loss	$(196)	$(70)	-%	$(96)	$(1,599)	-%

Quarterly Domestic Retirement Services Results

    Domestic Retirement Services pre-tax income before net realized capital gains (losses) increased in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to the following:

•
lower policy acquisition expenses as a result of lower DAC and SIA amortization of $403 million on higher net realized capital losses, due to an increase in the fair value of embedded derivative liabilities combined with the absence in 2010 of the $43 million DAC and SIA unlocking and related reserve strengthening in 2009 which primarily related to projected increases in surrenders for individual fixed annuities; and

•
higher net investment income due to a $110 million increase in partnership income and a $154 million increase in valuation gains on ML II.

    Pre-tax loss for Domestic Retirement Services reflected significantly higher levels of net realized capital losses due primarily to $494 million of losses from the change in fair value of embedded derivative liabilities, net of economic hedges, in the three months ended June 30, 2010, compared to gains of $228 million in the three months ended June 30, 2009. The losses in the current quarter were driven by negative equity market conditions and declines in long-term interest rates.

Year-to-Date Domestic Retirement Services Results

    Domestic Retirement Services pre-tax income before net realized capital gains (losses) increased in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to the following:

•
DAC and SIA unlockings and related reserve strengthening charges of $601 million in 2009 which primarily were the result of reductions in the long-term growth assumptions for group retirement products and individual variable annuities and deteriorating equity market conditions early in 2009 and projected increase in surrenders for individual fixed annuities. There were no unlockings in the six-month period ended June 30, 2010;

•
higher net investment income due to a $577 million increase in partnership income and a $430 million increase in valuation gains on ML II; and

•
an increase in DAC and SIA benefits of $81 million on higher net realized capital losses results from an increase in the fair value of embedded derivative liabilities.

    Pre-tax loss for Domestic Retirement Services reflected higher levels of net realized capital losses principally from an increase of $1.2 billion related to derivative fair value losses on interest rate and foreign exchange derivatives, net of foreign exchange transactions, used to economically hedge the effect of interest rate and foreign exchange movements on GIC reserves. Net realized losses were also higher due to $448 million of losses from the change in fair value of embedded derivative liabilities, net of economic hedges, in the six months ended June 30, 2010, compared to gains of $224 million in the six months ended June 30, 2009, driven by negative equity market conditions and declines in long term interest rates. These increases in realized capital losses were partially offset by lower other-than-temporary impairment charges of $1.2 billion and lower provisions for loan losses.

American International Group, Inc. and Subsidiaries

Domestic Retirement Services Sales and Deposits

The following table presents the account value rollforward for Domestic Retirement Services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Group retirement products
Balance, beginning of year	$64,869	$54,864	$63,419	$56,861
Deposits – annuities	1,273	1,111	2,527	2,339
Deposits – mutual funds	329	312	683	713

Total Deposits	1,602	1,423	3,210	3,052
Surrenders and other withdrawals	(1,740)	(1,679)	(3,416)	(3,348)
Death benefits	(78)	(61)	(151)	(129)

Net inflows (outflows)	(216)	(317)	(357)	(425)
Change in fair value of underlying investments, interest credited, net of fees	(2,437)	3,834	(846)	1,945

Balance, end of period	$62,216	$58,381	$62,216	$58,381

Individual fixed annuities
Balance, beginning of year	$47,547	$47,530	$47,202	$48,394
Deposits	1,277	812	2,430	2,286
Surrenders and other withdrawals	(892)	(2,189)	(1,797)	(4,558)
Death benefits	(392)	(500)	(762)	(933)

Net inflows (outflows)	(7)	(1,877)	(129)	(3,205)
Change in fair value of underlying investments, interest credited, net of fees	458	471	925	935

Balance, end of period	$47,998	$46,124	$47,998	$46,124

Individual variable annuities
Balance, beginning of year	$24,866	$21,497	$24,637	$23,593
Deposits	496	202	853	464
Surrenders and other withdrawals	(687)	(621)	(1,361)	(1,353)
Death benefits	(106)	(103)	(226)	(213)

Net inflows (outflows)	(297)	(522)	(734)	(1,102)
Change in fair value of underlying investments, interest credited, net of fees	(1,251)	1,626	(585)	110

Balance, end of period	$23,318	$22,601	$23,318	$22,601

Total Domestic Retirement Services
Balance, beginning of year	$137,282	$123,891	$135,258	$128,848
Deposits	3,375	2,437	6,493	5,802
Surrenders and other withdrawals	(3,319)	(4,489)	(6,574)	(9,259)
Death benefits	(576)	(664)	(1,139)	(1,275)

Net inflows (outflows)	(520)	(2,716)	(1,220)	(4,732)
Change in fair value of underlying investments, interest credited, net of fees	(3,230)	5,931	(506)	2,990

Balance, end of year, excluding runoff	133,532	127,106	133,532	127,106
Individual annuities runoff	4,526	4,773	4,526	4,773
GICs runoff	8,361	10,656	8,361	10,656

Balance at end of period	$146,419	$142,535	$146,419	$142,535

General and separate account reserves and mutual funds
General account reserve	$97,129	$96,372	$97,129	$96,372
Separate account reserve	41,779	39,073	41,779	39,073

Total general and separate account reserves	138,908	135,445	138,908	135,445
Group retirement mutual funds	7,511	7,090	7,511	7,090

Total reserves and mutual funds	$146,419	$142,535	$146,419	$142,535

American International Group, Inc. and Subsidiaries

    Group Retirement deposits increased for the three- and six-month periods ended June 30, 2010 primarily due to increases in non-periodic deposits driven by a continued focus on the sales of fixed annuities through the career and independent distribution channels and the negative AIG publicity in 2009 which adversely affected 2009 deposits. Individual fixed annuity deposits increased primarily due to bank partner reinstatements and to negative AIG publicity in 2009 which adversely affected 2009 deposits. Variable annuity sales increased due to competitive product enhancements, reinstatements at a number of key broker-dealers and increased wholesaler productivity.

    Surrender rates have improved compared to the prior year for group retirement products, individual fixed annuities and individual variable annuities as surrenders have returned to more normal levels.

    The following table presents reserves by surrender charge category and surrender rates:

	June 30, 2010			June 30, 2009
(in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$47,829	$12,719	$10,230	$43,592	$10,094	$9,234
0% – 2%	1,203	3,492	3,701	1,792	2,931	3,308
Greater than 2% – 4%	1,767	5,329	1,720	1,894	6,559	2,103
Greater than 4%	2,993	23,314	6,472	3,099	23,331	6,930
Non-Surrenderable	913	3,144	1,195	914	3,209	1,026

Total Reserves	$54,705	$47,998	$23,318	$51,291	$46,124	$22,601

Surrender rates	10.7%	7.6%	11.4%	12.0%	19.3%	13.1%

*
Excludes mutual funds of $7.5 billion and $7.1 billion at June 30, 2010 and 2009, respectively.

 Foreign Life Insurance & Retirement Services Operations

    AIG's Foreign Life Insurance & Retirement Services operations include insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, group products including pension, life and health, and fixed annuities. The Foreign Life Insurance & Retirement Services products are sold through independent producers, career agents, financial institutions and direct marketing channels.

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

    Following the classification of ALICO and Nan Shan as discontinued operations (see Note 3 to the Consolidated Financial Statements), AIG's remaining Foreign Life Insurance & Retirement Services operations are conducted through AIA, AIRCO (together Asia), AIG Star Life Insurance Co. Ltd (AIG Star) and AIG Edison Life Insurance Company (AIG Edison) (together Japan).

American International Group, Inc. and Subsidiaries

Foreign Life Insurance & Retirement Services Results

The following table presents Foreign Life Insurance & Retirement Services results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Total Foreign Life Insurance & Retirement Services:
Premiums and other considerations	$3,377	$3,100	9%	$6,611	$6,222	6%
Net investment income	1,239	2,428	(49)	2,306	3,306	(30)
Policyholder benefits and claims incurred	2,808	4,068	(31)	5,455	6,556	(17)
Policy acquisition and other expenses	988	907	9	1,860	1,697	10

Pre-tax income before net realized capital gains (losses)	820	553	48	1,602	1,275	26
Net realized capital gains (losses)	20	(330)	-	(41)	(792)	-

Pre-tax income	$840	$223	277%	$1,561	$483	223%

Asia Results

The following table presents Asia results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Asia:
Premiums and other considerations	$2,458	$2,231	10%	$4,828	$4,448	9%
Net investment income	892	2,038	(56)	1,613	2,610	(38)
Policyholder benefits and claims incurred	2,070	3,292	(37)	3,991	5,092	(22)
Policy acquisition and other expenses	676	663	2	1,284	1,260	2

Pre-tax income before net realized capital gains	604	314	92	1,166	706	65
Net realized capital gains	160	107	50	234	79	196

Pre-tax income	$764	$421	81%	$1,400	$785	78%

    AIG transacts business in most major foreign currencies and therefore premiums and other considerations reported in U.S. dollars vary by volume and from changes in foreign currency translation rates.

The following table summarizes the effect of changes in foreign currency exchange rates on Asia Premiums and other considerations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009	2010 vs. 2009

Increase in original currency*	1.8%	0.7%
Foreign exchange effect	8.4	7.9

Increase as reported in U.S. dollars	10.2%	8.6%

*
Computed using a constant exchange rate each period.

American International Group, Inc. and Subsidiaries

Quarterly Asia Results

    Premiums and other considerations increased in the three-month period ended June 30, 2010 compared to the same period in 2009 due to the favorable effect of foreign exchange shown above as well as higher in-force business as a result of improvement in persistency from Hong Kong, Singapore, Malaysia, Thailand and China. Net investment income decreased compared to the same period in 2009 due to a $1.3 billion decline in policyholder trading gains. Net investment income, excluding policyholder trading gains, increased due to higher levels of invested assets and market improvement.

    Pre-tax income before net realized capital gains increased significantly in the three-month period ended June 30, 2010 compared to the same period in 2009 largely due to the factors mentioned above as well as:

•
a $134 million loss recognition charge related to the Philippines operations in 2009; and

•
the positive effects of the consolidation of a pension trust guaranteed fund under the adoption of the new accounting standard on the consolidation of variable interest entities, tax changes in participating funds and a release in reserves as a result of changes in bonus scale in Singapore totaling $62 million.

    This improvement was partially offset by an increase in the long-term incentive program provision and deconsolidation of a divested entity in Indonesia.

    Pre-tax income included an increase in net realized capital gains and reflected a significant decline in other-than-temporary impairment charges.

Year-to-Date Asia Results

    Premiums and other considerations increased in the six-month period ended June 30, 2010 compared to the same period in 2009 due to higher in-force business as a result of improvement in persistency in key Asian markets and higher sales volumes in the first six months of 2010. Net investment income decreased compared to the same period in 2009 due to a $1.3 billion decline in policyholder trading gains. Net investment income, excluding policyholder trading gains, increased due to increased holding in longer dated bonds in Korea and higher dividend income in Thailand.

    Pre-tax income before net realized capital gains increased significantly in the six-month period ended June 30, 2010 compared to the same period in 2009 largely due to the factors mentioned above as well as:

•
a $134 million loss recognition charge related to the Philippines operations in 2009; and

•
the positive effects of the consolidation of a pension trust guaranteed fund under the adoption of the new accounting standard on the consolidation of variable interest entities, tax changes in participating funds and a release in reserves as a result of changes in bonus scale in Singapore totaling $73 million.

    These increases were partially offset by a surrender gain and a business tax refund in China in 2009.

    Pre-tax income included an increase in net realized capital gains and reflected a significant decline in other-than-temporary impairment charges.

Asia Sales and Deposits

The following table summarizes first year premium, single premium and annuity deposits for Asia:

			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	Three Months Ended June 30,				Six Months Ended June 30,
				Original Currency				Original Currency
(in millions)	2010	2009	U.S. $		2010	2009	U.S. $

First year premium	$415	$388	7%	(1)%	$827	$745	11%	2%
Single premium	201	215	(7)	(12)	422	341	24	17
Annuity deposits	57	19	200	162	76	39	95	62

American International Group, Inc. and Subsidiaries

Quarterly Asia Results

    First year premium sales increased in the three-month period ended June 30, 2010 compared to the same period in 2009 on a U.S. dollar basis and declined slightly on original currency basis. Ordinary individual life insurance products contributed over 40 percent of first year insurance sales with a shift from group products to investment-oriented life insurance products as market volatility decreased. Strong first year insurance sales in Hong Kong, Singapore, Malaysia, China and Indonesia were partially offset by a decline in Australia, as new business sales returned to normal following the successful acquisition of a few large corporate customers last year, while Korea's first year sales performance was depressed as competition in the direct marketing channel intensified.

    Single premium sales declined in the three-month period ended June 30, 2010 on both a U.S. dollar basis and original currency basis compared to the same period in 2009 as Thailand single premium sales were severely affected by the recent political unrest. This decline more than offset increased single premium sales in Singapore and the Philippines.

    Annuity deposits increased in the three-month period ended June 30, 2010 on both a U.S. dollar basis and original currency basis compared to the same period in 2009 due to a successful promotion campaign on fixed annuity deposits in Korea.

Year-to-Date Asia Results

    First year premium sales increased in the six-month period ended June 30, 2010 on both a U.S. dollar basis and original currency basis compared to the same period in 2009 as sales continued to focus on ordinary individual life insurance products in Hong Kong, Singapore, Malaysia, Thailand and China as economic growth solidified and broadened across Asia markets. The increase in investment-oriented life insurance sales in Hong Kong was nearly offset by declines in Korea due to re-pricing of investment-oriented life insurance products.

    Single premium sales increased in the six-month period ended June 30, 2010 on both a U.S. dollar basis and original currency basis compared to the same period in 2009 reflecting increased demand for investment-linked products in Asia as market volatility declined and investors' sentiments improved, in particular in Singapore, Korea and the Philippines.

    Annuity deposits increased in the six-month period ended June 30, 2010 on both a U.S. dollar basis and original currency basis compared to the same period in 2009 due to significantly increased fixed annuity deposits in Korea.

Japan Results

The following table presents Japan results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Japan:
Premiums and other considerations	$919	$869	6%	$1,783	$1,774	1%
Net investment income	347	390	(11)	693	696	-
Policyholder benefits and claims incurred	738	776	5	1,464	1,464	-
Policy acquisition and other expenses	312	244	28	576	437	32

Pre-tax income before net realized capital losses	216	239	(10)	436	569	(23)
Net realized capital losses	(140)	(437)	-	(275)	(871)	-

Pre-tax income (loss)	$76	$(198)	-%	$161	$(302)	-%

American International Group, Inc. and Subsidiaries

The following table summarizes the effect of changes in foreign currency exchange rates on Japan Premiums and other considerations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2010 vs. 2009	2010 vs. 2009

Increase (decrease) in original currency*	0.4%	(2.3)%
Foreign exchange effect	5.3	2.8

Increase as reported in U.S. dollars	5.7%	0.5%

*
Computed using a constant exchange rate each period.

Quarterly Japan Results

    Premiums and other considerations increased primarily as a result of translation effects due to the Yen strengthening against the U.S. dollar in 2010 compared to 2009.

    Pre-tax income before net realized capital losses decreased in the three-month period ended June 30, 2010 compared to the same period in 2009 primarily due to a reduction in partnership and mutual fund income as well as the continuing impact of lower in-force business and lower surrender gains in 2010 versus 2009 as lapses trended down towards pre-crisis levels.

    Net realized capital losses in the second quarter of 2010 include an out of period charge of $181 million relating to foreign currency translation. Excluding this charge, foreign currency translation gains were recognized in the three-month period ended June 30, 2010 compared to significant losses in the same period in 2009 as the value of the Yen strengthened against non-functional currencies in 2010 compared to 2009.

Year-to-Date Japan Results

    Pre-tax income before net realized capital losses decreased in the six-month period ended June 30, 2010 compared to the same period in 2009 due to the continuing impact of lower in-force business and lower surrender gains in 2010 versus 2009 as lapses trended down towards pre-crisis levels and a reduction in the DAC benefit, net of unearned revenue liability, related to lower realized capital losses in 2010 compared to a year ago.

    Net realized capital losses declined in the six-month period ended June 30, 2010 compared to the same period in 2009 due to lower other-than-temporary impairment charges and a decrease in foreign currency translation losses as the value of the Japanese Yen strengthened against non functional currencies in the current year while the value of the Japanese Yen weakened against non functional currencies in 2009.

Japan Sales

    In managing the Japan operations, management analyzes sales performance on an annualized new business premium basis. Annualized new business premiums represent the amount of premium expected to be collected over a twelve month period and also include ten percent of first year premiums or deposits from single pay products.

The following table summarizes annualized new business premiums for Japan:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Life	$69	$59	17%	$141	$122	16%
Medical	56	43	30	109	88	24
Annuity	45	30	50	78	57	37

Total	$170	$132	29%	$328	$267	23%

American International Group, Inc. and Subsidiaries

    Sales are transacted primarily in yen and therefore annualized new business premiums reported in U.S. dollars vary by volume and from changes in the Yen/U.S. dollar translation rate. Annualized new business premiums measured on a constant exchange rate basis are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Life	$64	$58	10%	$129	$115	12%
Medical	51	42	21	99	84	18
Annuity	41	29	41	71	53	34

Total	$156	$129	21%	$299	$252	19%

    Life sales increased in the three- and six-month periods ended June 30, 2010 as production in the face to face channels is recovering after the financial crisis. Medical sales growth was supported by the launch of new products early in 2010, resulting in increased sales by both the captive agent and independent producer channels. Annuity sales increased due to a high rate of recapture of maturing annuities driven by a strong Yen exchange rate, and by gradually improving sales from banks that had previously suspended sales of products of AIG Star and AIG Edison.

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

The following table summarizes the major components of the changes in DAC/VOBA:

Six Months Ended June 30, (in millions)	2010	2009

Domestic Life Insurance & Retirement Services
Balance at beginning of year	$11,098	$14,447
Acquisition costs deferred	489	511
Amortization charged to pre-tax income	(457)	(1,045)
Change in unrealized gains (losses) on securities	(979)	77
Decrease due to foreign exchange	(2)	(14)
Other	-	(1,827)
Consolidation and eliminations	46	-

Balance at end of period	$10,195	$12,149

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$24,792	$26,166
Acquisition costs deferred	1,055	1,034
Amortization charged to pre-tax income	(814)	(760)
Change in unrealized gains (losses) on securities	(191)	13
(Decrease) Increase due to foreign exchange	(140)	518
Other	(15)	(166)
Activity of discontinued operations	(537)	247
Reclassified to Assets held for sale	(10,438)	-

Balance at end of period	$13,712	$27,052

American International Group, Inc. and Subsidiaries

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

    AIG's foreign consumer finance operations are principally conducted through AIGCFG. AIGCFG operates primarily in emerging and developing markets. At June 30, 2010, AIGCFG had operations in Poland, Taiwan and India. During 2009 and through July 30, 2010, AIG has completed the sale of the AIGCFG operations in Argentina, China, Colombia, Thailand, the Philippines, Mexico, Hong Kong, Brazil, Russia, Taiwan and its banking business in Poland. AIG has also entered into contracts to sell the AIGCFG operations in India.

American International Group, Inc. and Subsidiaries

 Financial Services Results

Financial Services results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Revenues:
Aircraft Leasing	$1,232	$1,384	(11)%	$2,114	$2,665	$(21)%
Capital Markets	(50)	(8)	-	(284)	(977)	-
Consumer Finance	622	778	(20)	1,401	1,591	(12)
Other, including intercompany adjustments	81	214	(62)	162	354	(54)

Total	$1,885	$2,368	(20)%	$3,393	$3,633	$(7)%

Pre-tax income (loss):
Aircraft Leasing	$173	$410	(58)%	$92	$726	$(87)%
Capital Markets	(132)	(128)	-	(430)	(1,249)	-
Consumer Finance	(6)	(191)	-	(31)	(497)	-
Other, including intercompany adjustments	(4)	33	-	(39)	14	-

Total	$31	$124	(75)%	$(408)	$(1,006)	$-%

Quarterly Financial Services Results

    Financial Services reported lower pre-tax income for the three-month period ended June 30, 2010 compared to the same period in 2009 due to the following:

•
AIGFP reported a higher pre-tax loss as unrealized market valuation gains related to its super senior credit default swap portfolio amounted to $161 million and $636 million in the three-month periods ended June 30, 2010 and 2009, respectively. The operating results in the three-month period ended June 30, 2010 and 2009 include net gains of $368 million and net losses of $37 million, respectively, representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including credit valuation adjustment gains of $23 million and credit valuation adjustment losses of $17 million, respectively, reflected in Unrealized market valuation gains (losses) on AIGFP's super senior credit default swap portfolio. Interest expense on intercompany borrowings and the effect on operating results related to the continued wind-down of AIGFP's portfolios were lower during the three-month period ended June 30, 2010 compared to the same period in 2009.

•
ILFC reported a decline in pre-tax income due to increased interest expense driven by higher composite borrowing rates and an increase in the provision for overhauls as a result of an adjustment to reflect an increase in future reimbursements. Additionally, on July 6, 2010, ILFC signed an agreement to sell six aircraft to a third party. Due to current market conditions, during the three-month period ended June 30, 2010, ILFC recorded asset impairment losses of $40 million and operating lease related charges aggregating $6 million related to those aircraft. In addition, ILFC recorded $20 million in impairment charges on two aircraft not held for sale.

•
Consumer Finance operations reported a decrease in pre-tax losses primarily due to improvement in AGF and AIGCFG results. AGF's pre-tax loss decreased primarily from a decline in provision for loan losses as a result of a decrease in the amounts provided for allowance for loan losses due to favorable trends in the credit quality of AGF's finance receivables in the second quarter of 2010. AGF also benefited from foreign exchange gains on foreign currency denominated debt; lower fair value provision on finance receivables held for sale originated as held for investment; and lower operating expenses due to management expense reductions across all AGF operations. These favorable variances were partially offset by a decline in AGF's finance charges reflecting the 2009 sales of real estate portfolios as part of AGF's liquidity management efforts. For the three-month period ended June 30, 2009, AIGCFG results were negatively impacted by lower loan volumes, higher loan loss provisioning, and higher cost of funds.

American International Group, Inc. and Subsidiaries

Year-to-Date Financial Services Results

    Financial Services reported a lower pre-tax loss for the six-month period ended June 30, 2010 compared to the same period in 2009 due to the following:

•
AIGFP reported a lower pre-tax loss as unrealized market valuation gains related to its super senior credit default swap portfolio amounted to $280 million and $184 million in the six-month periods ended June 30, 2010 and 2009, respectively. The operating results in the six-month period ended June 30, 2010 and 2009 include net gains of $319 million and $1.8 billion, respectively, representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including a credit valuation adjustment loss of $90 million and a credit valuation adjustment gain of $89 million, respectively, reflected in Unrealized market valuation gains (losses) on AIGFP's super senior credit default swap portfolio. Interest expense on intercompany borrowings and the effect on operating results related to the continued wind-down of AIGFP's portfolios were significantly lower during the six-month period ended June 30, 2010 compared to the same period in 2009.

•
ILFC reported a decline in pre-tax income due to increased interest expense driven by higher composite borrowing rates and an increase in the provision for overhauls as a result of an adjustment to reflect an increase in future reimbursements. During the six-month period ended June 30, 2010, or subsequent thereto, ILFC signed agreements to sell 61 aircraft. Due to current market conditions, ILFC recorded asset impairment losses aggregating $387 million and operating lease related charges aggregating $90 million related to those aircraft. Additionally, ILFC recorded $20 million in impairment charges on two aircraft not held for sale.

•
Consumer Finance operations reported a decrease in pre-tax losses primarily due to improvement in AGF and AIGCFG results. AGF's pre-tax loss decreased primarily from a decline in provision for loan losses as a result of a decrease in the amounts provided for allowance for loan losses due to favorable trends in the credit quality of AGF's finance receivables in the first half of 2010. AGF also benefited from foreign exchange gains on foreign currency denominated debt; lower fair value provision on finance receivables held for sale originated as held for investment; and lower operating expenses due to management expense reductions across all AGF operations. These favorable variances were partially offset by a decline in AGF's finance charges reflecting the 2009 sales of real estate portfolios as part of AGF's liquidity management efforts. For the six-month period ended June 30, 2009, AIGCFG results were negatively impacted by lower loan volumes, higher loan loss provisioning, and higher cost of funds.

Quarterly Capital Markets Results

    AIGFP reported a higher pre-tax loss in the three-month period ended June 30, 2010 compared to the same period in 2009. Interest expense on intercompany borrowings and the effect on operating results related to the continued wind-down of AIGFP's portfolios were lower during the second quarter of 2010 compared to the same period in 2009. AIGFP also had positive results related to the effect of changes in credit spreads on the valuation of its assets and liabilities. These positive results were offset by lower market valuation gains related to its super senior credit default swap portfolio of $161 million for the three-month period ended June 30, 2010 compared to a gain of $636 million for the same period in 2009. For a further discussion, see Executive Overview — 2010 Business Outlook — Financial Services — Capital Markets.

    The principal components of AIGFP's valuation gains and losses recognized on its super senior credit default swap portfolio were as follows:

•
AIGFP recognized an unrealized market valuation loss of $83 million in the three-month period ended June 30, 2010, with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation gain of $792 million in the three-month period ended June 30, 2009 as a result of increasing corporate spreads in 2010 and decreasing corporate spreads in 2009.

•
AIGFP recognized an unrealized market valuation gain of $241 million in the three-month period ended June 30, 2010, with respect to CDS transactions written on multi-sector CDOs, compared to unrealized

American International Group, Inc. and Subsidiaries

  market valuation losses of $284 million in the three-month period ended June 30, 2009 reflecting improvement in prices of the underlying assets.

•
AIGFP recognized an unrealized market valuation loss of $7 million in the three-month period ended June 30, 2010, with respect to CDS transactions written on regulatory capital prime residential mortgage transactions. During the fourth quarter of 2009, one counterparty notified AIG that it would not terminate early two of its prime residential mortgage transactions and a related mezzanine transaction. With respect to these two transactions, the counterparty no longer has any rights to terminate the transaction early and is required to pay fees on the original notional amounts reduced only by realized losses through the final maturity. Because the two regulatory capital transactions have weighted average lives that are considerably less than their final legal maturities, there is value to AIGFP due to the counterparty paying its contractual fees beyond the date at which the net notional amounts have fully amortized through the final maturity date.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of AIGFP's super senior credit default swap portfolio.

    During the three-month period ended June 30, 2010, AIGFP:

•
recognized a loss of $14 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio; and

•
incurred interest charges of $537 million compared to $702 million for the three-month period ended June 30, 2009, relating to intercompany borrowings with AIG that were eliminated in consolidation.

The following table presents AIGFP's credit valuation adjustment gains (losses) (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities

Three Months Ended June 30, 2010
Bond trading securities	$247	Notes and bonds payable	$73
Loans and other assets	(1)	Hybrid financial instrument liabilities	85
Derivative assets	(196)	GIAs	66
		Other liabilities	13
		Derivative liabilities*	81

Increase in assets	$50	Decrease in liabilities	$318

Net pre-tax increase to Other income	$368

Three Months Ended June 30, 2009
Bond trading securities	$869	Notes and bonds payable	$(397)
Loans and other assets	(14)	Hybrid financial instrument liabilities	(293)
Derivative assets	361	GIAs	(132)
		Other liabilities	(47)
		Derivative liabilities*	(384)

Increase in assets	$1,216	Increase in liabilities	$(1,253)

Net pre-tax decrease to Other income	$(37)

*
Includes super senior credit default swap portfolio.

    AIGFP's pre-tax loss in the three-month period ended June 30, 2010 includes a net gain representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $23 million of gains reflected in the unrealized market valuation gain on super senior credit default swaps. The gain was primarily the result of the widening of AIG's credit spreads during the second quarter and the continued tightening of spreads on asset-backed securities and CDOs, which represent a significant segment of AIGFP's investment portfolio.

American International Group, Inc. and Subsidiaries

    AIGFP's pre-tax loss in the three-month period ended June 30, 2009 includes a net loss representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $17 million of losses reflected in the unrealized market valuation loss on super senior credit default swaps. The loss in the second quarter of 2009 was primarily the result of narrowing of AIG's credit spreads, partially offset by the narrowing of corporate credit spreads.

Year-to-Date Capital Markets Results

    AIGFP reported a lower pre-tax loss in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to the significant decrease in both interest expense on intercompany borrowings and the effect on operating results related to the continued wind-down of AIGFP's portfolios along with a larger market valuation gain in 2010 compared to 2009 on its super senior credit default swap portfolio. These positive results were partially offset by the significant decrease related to the net effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities. For a further discussion, see Executive Overview — 2010 Business Outlook — Financial Services — Capital Markets.

    The principal components of AIGFP's valuation gains and losses recognized on its super senior credit default swap portfolio were as follows:

•
AIGFP recognized an unrealized market valuation loss of $90 million in the six-month period ended June 30, 2010, with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation gain of $1.2 billion in the six-month period ended June 30, 2009 as a result of increasing corporate spreads in 2010 and decreasing corporate spreads in 2009.

•
AIGFP recognized an unrealized market valuation gain of $399 million in the six-month period ended June 30, 2010, with respect to CDS transactions written on multi-sector CDOs, compared to unrealized market valuation losses of $1.1 billion in the six-month period ended June 30, 2009 driven primarily by price improvement of the underlying assets.

•
AIGFP recognized an unrealized market valuation gain of $26 million in the six-month period ended June 30, 2010, with respect to CDS transactions written on regulatory capital prime residential mortgage transactions.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of AIGFP's super senior credit default swap portfolio.

    During the six-month period ended June 30, 2010, AIGFP:

•
recognized a gain of $3 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio; and

•
incurred interest charges of $1.1 billion compared to $1.6 billion for the six-month period ended June 30, 2009, relating to intercompany borrowings with AIG that are eliminated in consolidation.

American International Group, Inc. and Subsidiaries

The following table presents AIGFP's credit valuation adjustment gains (losses) (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities

Six Months Ended June 30, 2010
Bond trading securities	$1,070	Notes and bonds payable	$(123)
Loans and other assets	45	Hybrid financial instrument liabilities	(164)
Derivative assets	(253)	GIAs	(79)
		Other liabilities	(24)
		Derivative liabilities*	(153)

Increase in assets	$862	Increase in liabilities	$(543)

Net pre-tax increase to other income	$319

Six Months Ended June 30, 2009
Bond trading securities	$(262)	Notes and bonds payable	$247
Loans and other assets	(62)	Hybrid financial instrument liabilities	311
Derivative assets	802	GIAs	319
		Other liabilities	57
		Derivative liabilities*	338

Increase in assets	$478	Decrease in liabilities	$1,272

Net pre-tax increase to other income	$1,750

*
Includes super senior credit default swap portfolio.

    AIGFP's pre-tax loss in the six-month period ended June 30, 2010 includes a net gain representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $90 million of losses reflected in the unrealized market valuation gain on super senior credit default swaps. The gain was primarily the result of tightening of spreads on asset-backed securities and CDOs, which represent a significant segment of AIGFP's investment portfolio partially offset by the effect on liabilities of the tightening of AIG's credit spreads since December 31, 2009.

    AIGFP's pre-tax loss in the six-month period ended June 30, 2009 includes a net gain representing the effect of changes in credit spreads on the valuation of AIGFP's assets and liabilities, including $89 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps. The gain in the six-month period ended June 30, 2009 was primarily the result of significant widening in AIG's credit spreads since December 31, 2008 offset by the impact of continued widening of spreads on asset-backed securities and CDOs.

Other Operations

    AIG's Other operations includes results from Parent & Other operations, after allocations to AIG's business segments, and results from other businesses.

    AIG's Parent & Other operations consist primarily of interest expense, intercompany interest income that is eliminated in consolidation, restructuring costs, expenses of corporate staff not attributable to specific reportable segments, expenses related to efforts to improve internal controls, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation related charges and net gains and losses on sale of divested businesses.

    Noncore businesses include results of certain businesses that have been divested or are being wound down or repositioned.

American International Group, Inc. and Subsidiaries

Other Results

    The pre-tax income of AIG's Other operations was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Parent & Other:
Interest income	$598	$748	(20)%	$1,186	$1,724	(31)%
Accrued and compounding interest	(212)	(552)	-	(406)	(1,260)	-
Amortization of prepaid commitment asset	(543)	(822)	-	(1,182)	(1,644)	-

Total interest expense on FRBNY Credit Facility(a)	(755)	(1,374)	-	(1,588)	(2,904)	-
Other interest expense	(557)	(547)	-	(1,097)	(1,093)	-
Unallocated corporate expenses	(721)	(356)	-	(804)	(419)	-
Restructuring expenses	(40)	(130)	-	(137)	(248)	-
Change in fair value of ML III(b)	-	539	-	-	(1,401)	-
Net realized capital gains	409	323	27	694	1,055	(34)
Net gain (loss) on sale of divested businesses	198	(566)	-	122	(307)	-
Other miscellaneous, net	99	99	-	211	267	(21)

Total Parent & Other	$(769)	$(1,264)	-%	$(1,413)	$(3,326)	-%

Other businesses:
Mortgage Guaranty	$245	$(488)	-%	$341	$(968)	-%
Change in fair value of ML III(b)	358	462	(23)	1,109	462	140
Noncore Asset Management	(365)	(325)	-	(828)	(1,338)	-
Noncore insurance	6	115	(95)	2	220	(99)

Total other businesses	$244	$(236)	-%	$624	$(1,624)	-%

Total Other operations	$(525)	$(1,500)	-%	$(789)	$(4,950)	-%

(a)
Includes interest expense of $41 million and $47 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $82 million and $102 million for the six-month periods ended June 30, 2010 and 2009, respectively, allocated to discontinued operations in consolidation.

(b)
Parent & Other contributed its equity interest in ML III to an AIG subsidiary, reported above in other businesses, during the second quarter of 2009.

Parent & Other

    Parent & Other pre-tax loss decreased in the three-month period ended June 30, 2010 compared to the same period in 2009 due primarily to a decline in interest expense on the FRBNY Credit Facility as discussed in Consolidated Results – Interest Expense and a net gain on sales of divested businesses in 2010 shown in the table below, which included the $228 million termination fee related to the AIA transaction, compared to losses in 2009.

    This improvement was partially offset by lower interest income on intercompany loans, which is eliminated in consolidation, higher unallocated expenses, reflecting an increase in securities litigation related charges, and the reclassification of ML III to Other businesses in the second quarter of 2009.

    Parent & Other pre-tax loss decreased in the six-month period ended June 30, 2010 compared to the same period in 2009 primarily due to the following:

  •
  a decline in interest expense on the FRBNY Credit Facility;

  •
  net gains on sales of divested businesses in 2010 compared to losses in 2009; and

  •
  the absence in 2010 of losses related to ML III recorded in 2009 as noted above.

    This improvement was partially offset by lower interest income on intercompany loans, which is eliminated in consolidation, and higher unallocated expenses reflecting an increase in securities litigation related charges.

American International Group, Inc. and Subsidiaries

The following table summarizes the net gain (loss) on sale of divested businesses:

	Gain/(loss)
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

AIA termination fee	$228	$-	$228	$-
Transatlantic	-	(217)	-	(217)
21st Century	-	(470)	-	(470)
HSB	-	-	-	251
Consumer Finance businesses	(40)	(210)	(56)	(199)
A.I. Credit	-	-	(33)	-
AIG Private Bank	-	72	-	72
AIG Capital India	-	-	(42)	-
AIG Life Canada	-	276	(8)	276
Other businesses	10	(17)	33	(20)

Total net gain (loss)	$198	$(566)	$122	$(307)

Other businesses

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

Quarterly Mortgage Guaranty Results

    Mortgage Guaranty reported pre-tax income in the three-month period ended June 30, 2010 compared to a pre-tax loss in the same period in 2009. This improvement reflected a decline in claim and claims adjustment expenses incurred of $806 million. Domestic first-lien, second-lien and international businesses reported pre-tax income of $90 million, $117 million and $30 million respectively, for the three months ended June 30, 2010 which was $329 million, $283 million and $101 million higher, respectively, than the three months ended June 30, 2009. The improvement in pre-tax income reflects the decline in loss and loss expenses of $410 million for first-liens, $291 million for second liens and $108 million for international markets. The lower claims and claims adjustment expenses include favorable prior year development of $232 million for the three-month period ended June 30, 2010 compared to unfavorable prior year development of $222 million for the three-month period ended June 30, 2009. The improved pre-tax results correspond to lower levels of newly reported delinquencies in the first-lien, second-lien and international products, higher mortgage cure rates on existing first-lien and international delinquent loans and the recognition of stop loss limits on certain second-lien policies.

    UGC, like other participants in the mortgage insurance industry, has provided services to assist lenders during times of high loan origination activity. In providing these services UGC assumed certain obligations associated with loans on which these services were provided. During the three months ended June 30, 2010 UGC determined that these types of expenses from legacy books of business were increasing and accordingly UGC has increased the provision for these expenses by $64 million to reflect UGC's best estimate of the expected ultimate costs associated with these services. UGC will continue to closely monitor these occurrences and will adjust the provision for these obligations accordingly.

Year-to-Date Mortgage Guaranty Results

    Mortgage Guaranty reported pre-tax income in the six-month period ended June 30, 2010 compared to a pre-tax loss in the same period in 2009. This improvement reflected a decline in claim and claims adjustment expenses incurred of $1.6 billion, offset in part by an amortization of the second-lien premium deficiency reserve of $222 million in the first quarter of 2009. Domestic first-lien, second-lien and international businesses reported

American International Group, Inc. and Subsidiaries

pre-tax income of $110 million, $184 million and $35 million respectively, for the six months ended June 30, 2010 which was $752 million, $387 million and $132 million higher, respectively, than the six months ended June 30, 2009. The improvement in pre-tax income reflects the decline in loss and loss expenses of $824 million for first-liens, $634 million for second liens and $154 million for international markets. The lower claims and claims adjustment expenses include favorable prior year development of $464 million for the six-month period ended June 30, 2010 compared to unfavorable prior year development of $129 million for the six-month period ended June 30, 2009. The improved pre-tax results correspond to lower levels of newly reported delinquencies in the first-lien, second-lien and international products, higher mortgage cure rates on existing first-lien and international delinquent loans and the recognition of stop loss limits on certain second-lien policies.

    UGC continues to deny claims and rescind coverage on loans (collectively referred to as rescissions) due to fraudulent or undocumented claims, underwriting guideline violations and other deviations from contractual terms, mostly related to the 2006 and 2007 vintage books of business. These policy violations have resulted in loan rescissions totaling $146 million of claims on first-lien business during the second quarter of 2010 compared to $58 million during the first quarter of 2010. UGC expects this increased rescission activity to continue during 2010, but at a slowing rate. These rescissions will continue to affect UGC's financial results, but the UGC cannot reasonably estimate the ultimate financial impact. AIG believes it has provided appropriate reserves for currently delinquent loans, consistent with industry practice.

Risk-in-Force

    UGC's domestic first-lien mortgage risk in force totaled $25.9 billion as of June 30, 2010 and the 60+ day delinquency ratio on primary loans was 18.5 percent (based on number of policies, consistent with mortgage industry practice) compared to domestic first-lien mortgage risk in force of $26.7 billion and a delinquency ratio of 14.0 percent at June 30, 2009.

    The second-lien risk in force at June 30, 2010 totaled $2.4 billion compared to $2.7 billion of risk in force at June 30, 2009. Risk in force represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions.

    UGC, like other participants in the mortgage insurance industry, has made claims against various counterparties in relation to alleged underwriting failures, and received similar claims from counterparties. These claims and counterclaims allege breach of contract, breach of good faith and fraud among other allegations.

  Dispositions

    In December 2009, UGC entered into two stock purchase agreements for the sale of its Canadian and Israel operations. The Israel transaction closed on January 21, 2010 and the Canadian transaction closed on April 16, 2010.

Change in Fair Value of ML III

    Gains on ML III for the three- and six-month periods ended June 30, 2010 were $358 million and $1.1 billion, respectively. The improvement in the fair value of AIG's investment in ML III was attributable to the shortening of weighted average life by 1.14 years and 1.53 years for the three- and six-month periods ended June 30, 2010, respectively. Additionally, fair values for the three- and six-month periods ended June 30, 2010 were positively affected by a decrease in projected credit losses in the underlying collateral securities.

    For the three months ended June 30, 2010, credit spreads widened by 43 basis points which resulted in an overall narrowing of credit spreads by 85 basis points for the six months ended June 30, 2010.

Noncore Asset Management Operations

    AIG's Noncore Asset Management operations include the results of the MIP program and the Institutional Asset Management businesses, which includes AIG's internal asset management business as well as AIG Global

American International Group, Inc. and Subsidiaries

Real Estate and AIG Markets. AIG Markets acts as a derivative intermediary transacting with AIG and its subsidiaries and the third parties.

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

MIP Results

    The MIP reported a pre-tax loss in the three-month period ended June 30, 2010 compared to pre-tax income in the same period of 2009 primarily due to losses from the discontinuation of hedge accounting. Economic hedging relationships are being retained despite the discontinuation of hedge accounting.

    For the six-month period ended June 30, 2010, MIP reported a lower pre-tax operating loss compared to the same period in 2009 due to significantly lower other-than-temporary impairments on fixed maturity investments primarily from the improved credit environment and foreign exchange related gains driven by the strengthening of the U.S. dollar. The results were also affected by the discontinuation of hedge accounting in the first quarter of 2010 as a result of the novation of certain intercompany derivative transactions with AIGFP to another AIG subsidiary, AIG Markets. These novations were done in conjunction with the wind-down of AIGFP. The discontinuation of hedge accounting resulted in additional income statement volatility which will continue for the foreseeable future until hedge accounting is reestablished. Residual balances from de-designated hedges will be amortized prospectively into operating income.

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

Institutional Asset Management Results

    Institutional Asset Management recognized lower pre-tax losses in the three- and six-month periods ended June 30, 2010 resulting from the sale and deconsolidation of the operating results of AIG's third party asset management business and certain previously consolidated private equity investments. Also contributing to the current quarter decline in operating losses is the positive impact of AIG's widening credit spreads on the valuation of derivative liabilities held through AIG Markets as well as a decline in impairments on proprietary real estate investments.

    Real estate impairments of $261 million and $570 million during the three- and six-month periods ended June 30, 2010, respectively, were incurred in the direct investment portfolio as well as through real estate joint ventures as a result of continued pressure on real estate values, occupancy rates and leasing activity. Approximately $19 million and $56 million during the three- and six-month periods ended June 30, 2010, respectively, of these impairments was included in noncontrolling interests, which is not part of pre-tax income (loss). The lack of availability of refinancing and constraints surrounding capital availability has caused management to reduce the estimated time period before sale for certain investments, resulting in impairments.

Noncore Insurance Businesses

    Noncore insurance businesses include the operating results of the following divested businesses through the date of their sale.

American International Group, Inc. and Subsidiaries

  •
  Transatlantic

        Transatlantic offers reinsurance capacity on both a treaty and facultative basis both in the U.S. and abroad. Transatlantic structures programs for a full range of property and casualty products with an emphasis on specialty risk.

        On June 10, 2009, AIG closed a secondary public offering of 29.9 million shares of Transatlantic common stock owned directly and indirectly by AIG for aggregate gross proceeds of $1.1 billion. At the close of the public offering, AIG indirectly retained 13.9 percent of the Transatlantic common stock issued and outstanding. As a result, AIG deconsolidated Transatlantic, which resulted in a $1.4 billion reduction in Noncontrolling interests, a component of Total equity. On March 15, 2010, AIG closed a secondary public offering of 8,466,693 shares of Transatlantic common stock owned by American Home Assurance Company, a subsidiary of AIG, for aggregate gross proceeds of approximately $452 million.

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
  HSB

        On March 31, 2009, AIG closed the sale of HSB, the parent company of the Hartford Steam Boiler Inspection and Insurance Company.

Critical Accounting Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to items considered by management in the determination of:

  •
  insurance liabilities, including general insurance unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

  •
  recoverability of assets, including deferred policy acquisition costs (DAC) and flight equipment;

  •
  estimated gross profits for investment-oriented products;

  •
  the allowance for finance receivable losses;

  •
  impairment changes, including other-than-temporary impairments and goodwill impairment;

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

  •
  classification of entities as held for sale or as discontinued operations;

  •
  fair value of the assets and liabilities, including non-controlling interests, related to acquisitions; and

  •
  AIG's ability to continue as a going concern. See Note 1 to the Consolidated Financial Statements for a discussion of going concern considerations.

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's financial condition and results of operations would be directly affected. Following is a discussion of updates to Critical Accounting Estimates during 2010. For a complete discussion of AIG's accounting estimates, see the 2009 Annual Report on Form 10-K.

American International Group, Inc. and Subsidiaries

Allowance for Finance Receivable Losses

    AGF estimates its allowance for finance receivable losses primarily using migration analysis and the Monte Carlo technique applied to sub-portfolios of large numbers of relatively small homogenous accounts. Both techniques are historically-based statistical techniques that attempt to predict the future amount of losses for existing pools of finance receivables. AGF adjusts the amounts determined by migration and Monte Carlo for AGF management's estimate of the effects of model imprecision, any changes to its underwriting criteria, portfolio seasoning, and current economic conditions, including the levels of unemployment and personal bankruptcies.

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

Allowance for Mortgage and Other Loan Losses

    AIG evaluates its mortgage and other loans on either a loan specific basis or a portfolio basis by grouping loans with homogeneous characteristics in accordance with existing allowance for loan loss and credit monitoring policies. Loans that are significant are placed on watch lists due to credit, market or collateral value concerns and are evaluated independently for allowance purposes. Loans are placed on watch lists upon consideration of the realizable value of collateral, the borrower's overall financial condition, resources and payment record, the present value of future cash flows discounted at the loan's original effective rate and the prospects of support from financially responsible guarantors. Allowances for specific loans are measured based on the present value of future expected cash flows discounted at the loan's effective interest rate subject to consideration of the fair value of underlying collateral. Any loan subject to a specific allowance is not included in the portfolio reserve population.

    Loans that are evaluated for impairment on a portfolio basis are done so based on statistical loss estimates. Loans are categorized based on homogeneous characteristics including risk rating, vintage, maturity date, type of loan or collateral, loan to value ratio and debt service coverage. Assumptions about defaults are applied to each portfolio based on management's estimate of historical default and recovery rates using internal and market observable data relative to the characteristics of the portfolio. In addition, assumptions are made regarding changes in value of underlying collateral based on the most current observable market data. The application of such assumptions to each portfolio results in a general valuation allowance to the extent the attributes of each portfolio fall within the designated parameters. Such parameters are analyzed and approved for each reporting period by AIG's Enterprise Risk Management group.

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

American International Group, Inc. and Subsidiaries

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

    In connection with the announced sale of ALICO on March 7, 2010 and management's decision that ALICO met the held-for-sale criteria on March 31, 2010, total goodwill of $4.6 billion associated with the Foreign Life Insurance & Retirement Services — Japan operating segment through that date was allocated among ALICO and the Japan businesses to be retained (retained reporting unit) based on their relative fair values as of March 31, 2010. This resulted in $3.3 billion and $1.3 billion of goodwill being allocated to ALICO and the retained reporting unit, respectively for the purpose of assessing goodwill impairment. Management tested goodwill for impairment in both reporting units and determined the fair values of ALICO and the retained reporting unit exceeded book value at March 31, 2010, by 1 percent and 51 percent, respectively, and, therefore, the goodwill of these reporting units was considered not impaired.

    The fair value of ALICO used to test goodwill for impairment at March 31, 2010 was determined by AIG by considering, among other information, a third-party valuation at March 31, 2010 of the announced proceeds from the sale of ALICO to MetLife. Given the significance of the equity component of the consideration, the fair value of ALICO is sensitive to the market value and volatility of MetLife common stock, the risk-free interest rate yield curve and discount rate assumptions used in estimating fair value. Because the market value of MetLife's common stock declined 13 percent at June 30, 2010 compared with March 31, 2010, AIG updated its goodwill impairment test for ALICO. At June 30, 2010, AIG estimated the fair value of ALICO and determined the fair value of ALICO to be less than its carrying value. Accordingly, AIG performed the second step of the goodwill impairment analysis and estimated the implied fair value of the goodwill allocated to ALICO by measuring the excess of the estimated fair value of ALICO over the amounts that would be assigned to ALICO's assets and liabilities in a hypothetical business combination. Based on the results of the goodwill impairment test, AIG determined that all of the goodwill allocated to ALICO should be impaired and, accordingly, recognized a goodwill impairment charge of $3.3 billion in the second quarter of 2010.

    There were no events that warranted an update of the fair value of the retained reporting unit at June 30, 2010. As a result of earnings, the book value of the Japan businesses to be retained increased to $4.8 billion at June 30, 2010, such that the March 31, 2010 fair value of the retained reporting unit exceeded its June 30, 2010 book value by 30 percent. AIG will continue to monitor overall competitive, business and economic conditions, and other events or circumstances, including the operating results and level of net assets of the Japan operating segment that, more likely than not, could reduce the fair value of the Japan operating segment below its carrying amount. It is possible that such future conditions or events might result in an impairment of a portion or all of the $1.2 billion of goodwill remaining in the Japan operating segment in the future.

Valuation Allowance on Deferred Tax Assets:

    At June 30, 2010 and December 31, 2009, AIG had a net deferred tax asset after valuation allowance of $5.5 billion and $5.9 billion, respectively. A valuation allowance is established, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Realization of AIG's net deferred tax asset depends upon its ability to generate gains on asset sales, including from the divestitures of AIA and ALICO and tax planning strategies that would be implemented, if necessary, to

American International Group, Inc. and Subsidiaries

protect against the loss of the deferred tax asset, but does not depend on projected future operating income for AIG's U.S. consolidated income tax group.

    When making its assessment about the realization of its deferred tax asset at June 30, 2010, AIG considered all available evidence, including:

•
the nature, frequency, and severity of cumulative financial reporting losses;

•
certain transactions, including the recognition of the gains on asset sales, and the planned divestitures of AIA and ALICO;

•
the carryforward periods for the net operating and capital loss and foreign tax credit carryforwards; and

•
tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset.

    Estimates of future gains generated from specific transactions and tax planning strategies could change in the near term, perhaps materially, which may require AIG to adjust its valuation allowance. Such adjustment, either positive or negative, could be material to AIG's consolidated financial condition or its results of operations for an individual reporting period.

    When estimating the fair values of the subsidiaries to be divested, AIG considered, among other information, valuations prepared for various purposes. During the first quarter of 2010, AIG increased its estimate of the AIA and ALICO expected divestiture proceeds following an updated assessment of the range of valuation estimates that considered, among other factors, the expected proceeds from the sales to Prudential plc and MetLife, Inc. announced in that quarter, which gave rise to the $910 million reduction in the valuation allowance. As discussed in Note 1 herein, on June 2, 2010, AIG and Prudential plc terminated the AIA transaction. Because AIG is continuing with its plans to divest AIA, this termination did not affect the amount of deferred tax asset expected to be realized in connection with the planned divestiture of AIA. This determination was based on an updated assessment of the expected gain and considered a range of possible outcomes associated with alternative divestiture strategies, including an initial public offering.

U.S. Income Taxes on Earnings of Certain Foreign Subsidiaries:

    Due to the complexity of the U.S. federal income tax laws involved in determining the amount of income taxes related to differences between book carrying value and tax basis of subsidiaries, as well as the level of judgment and reliance on reasonable assumptions and estimates in calculating this liability, AIG considers the U.S. federal income taxes accrued on the earnings of certain foreign subsidiaries to be a critical accounting estimate.

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

    Because the acquisition was completed on the last day of the quarter, the initial accounting for the acquisition was incomplete when AIG issued its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010. The initial purchase price allocation was based on the information that was available at the time to identify and estimate certain of the fair values of assets acquired, liabilities assumed, and noncontrolling interests of Fuji as of the acquisition date. Fuji's financial information is reported to Chartis on a quarter lag. As such, Chartis was awaiting additional information necessary to finalize the purchase price allocation as of the acquisition date. Furthermore, at the time, Chartis had not obtained final appraisals of Fuji's insurance contracts, loans, certain real estate or intangible assets.

    During the quarter ended June 30, 2010 Chartis completed the accounting for the acquisition and retrospectively adjusted the provisional amounts initially recorded. Chartis obtained the additional information necessary to finalize the purchase price allocation as of the acquisition date including final appraisals of Fuji's insurance contracts, loans, certain real estate or intangible assets. Adjustments to the revised purchase price

American International Group, Inc. and Subsidiaries

allocation as of March 31, 2010 may occur if new information becomes known about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date.

    The acquisition resulted in a bargain purchase gain of approximately $406 million, which is included in Other Income in the Consolidated Statement of Income (Loss). AIG will retrospectively revise its results of operations for the three months ended March 31, 2010 when presenting comparative financial information containing that period. The bargain purchase gain is primarily attributable to the depressed market value of Fuji's common stock, which AIG believes is the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. AIG anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

    See Note 4 to the Consolidated Financial Statements for additional information.

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

The following table presents the fair value of fixed income and equity securities by source of value determination:

At June 30, 2010 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$333	93%
Fair value based on internal sources	26	7

Total fixed income and equity securities(b)	$359	100%

(a)
Includes $25 billion for which the primary source is broker quotes.

(b)
Includes available for sale and trading securities.

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

    At June 30, 2010, AIG classified $38.4 billion and $11.7 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.5 percent and 1.6 percent of the total assets and liabilities, respectively, at June 30, 2010. At December 31, 2009, AIG classified $38.9 billion and $13.9 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.6 percent and 1.9 percent of the total assets and liabilities, respectively, at December 31, 2009. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

American International Group, Inc. and Subsidiaries

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

    Refer to Note 5 to the Consolidated Financial Statements for discussion of transfers of Level 3 assets and liabilities.

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

American International Group, Inc. and Subsidiaries

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2010(a)	December 31, 2009(a)	June 30, 2010(b)(c)	December 31, 2009(b)(c)
(in millions)					2010(c)	2009(c)	2010(c)	2009(c)

Regulatory Capital:
Corporate loans	$26,840	$55,010	$-	$-	$-	$-	$-	$-
Prime residential mortgages	36,218	93,276	(163)	(137)	(7)	-	26	-
Other	1,400	1,760	28	21	(13)	23	(7)	9

Total	64,458	150,046	(135)	(116)	(20)	23	19	9

Arbitrage:
Multi-sector CDOs(d)	6,802	7,926	3,782	4,418	241	(284)	399	(1,093)
Corporate debt/CLOs(e)	15,716	22,076	391	309	(83)	792	(90)	1,150

Total	22,518	30,002	4,173	4,727	158	508	309	57

Mezzanine tranches(f)	2,558	3,478	191	143	23	105	(48)	118

Total	$89,534	$183,526	$4,229	$4,754	$161	$636	$280	$184

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of $23 million and ($17) million in the three-month periods ended June 30, 2010 and 2009, respectively, and credit valuation adjustment gains (losses) of ($90) million and $89 million in the six-month periods ended June 30, 2010 and 2009, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the six-month period ended June 30, 2010, AIGFP terminated a super senior CDS transaction with its counterparty with a net notional amount of $296 million, included in Multi-sector CDOs. This transaction was terminated at approximately its fair value at the time of the termination. As a result, a $202 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the six-month period ended June 30, 2010, AIGFP also paid $35 million to its counterparty with respect to multi-sector CDOs. Upon payment, a $35 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also includes $5.6 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2010 and December 31, 2009, respectively.

(e)
During the six-month period ended June 30, 2010, AIGFP terminated super senior CDS transactions with its counterparties with a net notional amount of $5.4 billion, included in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, an $8 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Corporate debt/CLOs also includes $1.3 billion and $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at June 30, 2010 and December 31, 2009, respectively.

(f)
Net of offsetting purchased CDS of $1.2 billion and $1.5 billion in net notional amount at June 30, 2010 and December 31, 2009, respectively.

American International Group, Inc. and Subsidiaries

The following table presents changes in the net notional amount of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

For the Six Months Ended June 30, 2010 (in millions)	Net Notional Amount December 31, 2009(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization/ Reclassification, net of Replenishments	Net Notional Amount June 30, 2010(a)

Regulatory Capital:
Corporate loans	$55,010	$(14,616)	$-	$(5,536)	$(8,018)	$26,840
Prime residential mortgages	93,276	(45,181)	-	(7,646)	(4,231)	36,218
Other	1,760	-	-	(128)	(232)	1,400

Total	150,046	(59,797)	-	(13,310)	(12,481)	64,458

Arbitrage:
Multi-sector CDOs(c)	7,926	(296)	-	(442)	(386)	6,802
Corporate debt/CLOs(d)	22,076	(5,379)	-	(1,038)	57	15,716

Total	30,002	(5,675)	-	(1,480)	(329)	22,518

Mezzanine tranches(e)	3,478	(530)	-	(383)	(7)	2,558

Total	$183,526	$(66,002)	$-	$(15,173)	$(12,817)	$89,534

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates to the strengthening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)
Includes $5.6 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2010 and December 31, 2009, respectively.

(d)
Includes $1.3 billion and $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at June 30, 2010 and December 31, 2009, respectively.

(e)
Net of offsetting purchased CDS of $1.2 billion and $1.5 billion in net notional amount at June 30, 2010 and December 31, 2009, respectively.

The following table presents summary statistics for AIGFP's super senior credit default swaps at June 30, 2010 and totals for December 31, 2009:

	Regulatory Capital Portfolio				Arbitrage Portfolio				Total

Category	Corporate Loans	Prime Residential Mortgages	Other	Subtotal	Corporate Debt/ CLOs	Multi-Sector CDOs w/ Subprime	Multi-Sector CDOs w/ No Subprime	Subtotal	June 30, 2010	December 31, 2009

Gross Transaction Notional Amount (in millions)	$31,696	$41,555	$1,653	$74,904	$22,277	$6,358	$9,062	$37,697	$112,601	$246,215
Net Notional Amount (in millions)	$26,840	$36,218	$1,400	$64,458	$15,716	$3,343	$3,459	$22,518	$86,976	$180,048
Number of Transactions	11	11	1	23	17	9	6	32	55	71
Weighted Average Subordination (%)	15.32%	12.82%	15.29%	13.93%	23.11%	35.05%	23.45%	25.21%	17.71%	18.67%
Weighted Average Number of loans/ Transaction	1,226	96,292	1,964	53,983	122	146	115
Weighted Average Expected Maturity (Years)	0.84	3.37	5.29	2.34	4.84	6.27	6.13

American International Group, Inc. and Subsidiaries

Regulatory Capital Portfolio

    During the six-month period ended June 30, 2010, $59.8 billion in net notional amount was terminated or matured at no cost to AIGFP. Through July 30, 2010, AIGFP had also received termination notices with respect to an additional $1.8 billion in net notional amount with an effective termination date in 2010. AIGFP continues to reassess the expected maturity of this portfolio. As of June 30, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 2.34 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, in 2009, the Basel Committee announced that it had agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    The weighted average expected maturity of the Regulatory Capital Portfolio increased as of June 30, 2010 by approximately one year from December 31, 2009 due to certain counterparties not terminating transactions with a combined net notional amount of $18.3 billion. Where these counterparties continue to have a right to terminate the transaction early, AIGFP has extended the expected maturity dates by one year, which is based on how long AIGFP believes the Basel I extension will be effective. Where the counterparties no longer have the right to terminate early, AIGFP has used the weighted average life of those transactions as their expected maturity. These counterparties in the Corporate Loan and Prime Residential Mortgage portfolios continue to receive favorable regulatory capital benefits as a result of the extension of the Basel I capital floor announced by the Basel Committee on Banking Supervision and, thus, AIG continues to categorize them as Regulatory Capital transactions.

    Included in the Regulatory Capital portfolio are transactions with one counterparty that notified AIG that it would not terminate early two of its Prime Residential Mortgage transactions and a related mezzanine transaction with a combined net notional amount of $25.3 billion that were expected to be terminated in the first quarter of 2010. With respect to these transactions, the counterparty no longer has any rights to terminate the transactions early and is required to pay AIG fees on the original notional amounts reduced only by realized losses through the final contractual maturity. Since the two transactions have weighted average lives that are considerably less than their final contractual maturities, there is value to AIGFP representing counterparty contractual fees to be received beyond the date at which the net notional amounts have fully amortized through to the final contractual maturity date. The fair value of these two super senior transactions as of June 30, 2010 was a derivative asset of $163 million. With respect to these two transactions, AIGFP has also written CDS transactions on the mezzanine tranches of these portfolios; however, the majority of the transactions on the mezzanine tranches were hedged by AIGFP with other third party CDS transactions. The fair value of the net derivative liability for all mezzanine tranches (including hedge transactions) increased from $143 million as of December 31, 2009 to $191 million as of June 30, 2010. For more information on AIGFP collateral calls, see Collateral Calls below.

    In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for the six-month period ended June 30, 2010 other than (1) for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief as discussed above and (2) for transactions where the counterparty has failed to terminate the transaction early as expected and no longer has any rights to terminate early in the future. Although AIGFP believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the counterparties, the counterparties' early termination rights, and AIGFP's expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

American International Group, Inc. and Subsidiaries

The following table presents, for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount, net notional amount, attachment points, inception to date realized losses and percent non-investment grade:

(dollars in millions) CDS	Gross Transaction Notional Amount at June 30, 2010	Net Notional Amount at June 30, 2010	Attachment Point at Inception(a)	Attachment Point at June 30, 2010(a)	Realized Losses through June 30, 2010(b)	Percent Non-investment Grade at June 30, 2010(c)

1	$453	$366	10.03%	19.28%	0.52%	25.36%
2	1,497	1,280	10.00%	14.49%	0.16%	28.21%
3	7,131	6,309	11.00%	11.52%	0.00%	9.72%
4	299	78	18.00%	73.80%	0.00%	69.20%
5	9,267	8,209	10.80%	11.42%	0.00%	8.01%
6	4,550	4,016	11.00%	11.75%	0.09%	12.82%
7	3,199	2,730	13.26%	14.66%	0.00%	68.78%
8	2,363	1,967	15.85%	16.77%	0.00%	12.21%
9	828	407	14.00%	35.79%	0.16%	38.66%
10	612	318	14.00%	35.79%	0.16%	38.66%
11	1,497	1,160	14.00%	35.79%	0.16%	38.66%

Total	$31,696	$26,840

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents non-investment grade obligations in the underlying pools of corporate loans expressed as a percentage of gross transaction notional amount.

The following table presents, for each of the regulatory capital CDS transactions — prime residential mortgage portfolio, the gross transaction notional amount, net notional amount, attachment points, and inception to date realized losses:

(dollars in millions) CDS	Gross Transaction Notional Amount at June 30, 2010	Net Notional Amount at June 30, 2010	Attachment Point at Inception(a)	Attachment Point at June 30, 2010(a)	Realized Losses through June 30, 2010(b)

1	$399	$209	17.01%	46.61%	2.56%
2	250	122	18.48%	50.58%	1.95%
3	233	149	16.81%	36.01%	1.53%
4(c)	1,197	1,074	10.00%	10.23%	0.00%
5	345	267	13.19%	22.63%	0.45%
6(d)	1,509	1,185	7.95%	21.32%	0.06%
7	9,308	8,574	7.50%	7.89%	0.05%
8	2,003	1,562	12.40%	22.01%	0.00%
9	18,580	16,681	9.20%	10.22%	0.08%
10	6,588	5,659	11.50%	14.10%	0.00%
11(e)	1,143	736	14.57%	35.57%	0.00%

Total	$41,555	$36,218

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Terminated effective August 9, 2010.

(d)
Delinquency information is not provided to AIGFP for the underlying pools of residential mortgages of these transactions. However, information with respect to principal amount outstanding, defaults, recoveries, remaining term, property use, geography, interest rates, and ratings of the underlying junior tranches are provided to AIGFP for such referenced pools.

(e)
Terminated effective August 26, 2010.

American International Group, Inc. and Subsidiaries

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

    Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The "Percent Non-Investment Grade" information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. For example, Small and Medium Enterprise (SME) loan balances tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP's assessment of the loan collateral arrangements, expected recovery values, and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. The two pools containing the highest percentages of non-investment grade obligations, which include all transactions with pools having non-investment grade percentages greater than 40.00 percent, are all granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The average number of loans in each pool is over 4,500. This large number of SME loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. These transactions benefit from a tranche junior to it which was still rated AAA by at least two rating agencies at June 30, 2010. Three other pools, with a total net notional amount of $1.9 billion, have non-investment grade percentages greater than 35.00 percent, each with a remaining life to maturity of 15.7 years. These pools have realized losses of 0.16 percent from inception through June 30, 2010 and have current weighted average attachment points of 35.79 percent. Approximately 0.75 percent of the assets underlying the corporate loan transactions are in default.

American International Group, Inc. and Subsidiaries

The percentage of assets in default by transaction was available for all transactions and ranged from 0.00 percent to 3.34 percent.

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

    Delinquency information for the mortgages underlying the residential mortgage transactions was available on approximately 96.37 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.06 percent to 3.33 percent, averaging 0.84 percent. For all but three transactions, which comprised less than 2.50 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.23 percent and ranged from 0.00 percent to 2.36 percent. The default rate on the remaining three transactions ranged from 4.38 percent to 17.67 percent. The subordination on these three transactions ranged from 36.01 percent to 50.58 percent.

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

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. Further, AIGFP expects that counterparties will continue to terminate these transactions prior to their maturity.

American International Group, Inc. and Subsidiaries

The following table presents AIGFP's Regulatory Capital — Corporate loans portfolio by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
At June 30, 2010 Exposure Portfolio	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through June 30, 2010(b)
		Percent of Total			To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Primarily Single Country:
Germany	$4,375	16.30%	15.02%	0.09%	2.24	8.74	3	100%	A+
Finland	78	0.29%	73.80%	-	0.54	4.54	1	100	AAA

Subtotal Single Country	4,453	16.59%	18.24%	0.08%	2.15	8.51	4	100	A+

Regional:
Asia	1,967	7.33%	16.77%	-	0.51	1.75	1	100	AAA
Europe	20,420	76.08%	14.51%	0.06%	0.57	2.94	6	100	AA

Subtotal Regional	22,387	83.41%	14.71%	0.05%	0.57	2.84	7	100	AA

Total	$26,840	100.00%	15.32%	0.06%	0.84	3.81	11	100	AA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

The following table presents AIGFP's Regulatory Capital — Prime residential mortgage portfolio summarized by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
At June 30, 2010	Net Notional Amount (in millions)	Percent of Total	Current Average Attachment Point(a)	Realized Losses through June 30, 2010(b)
					To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Country:
Denmark	$25,254	69.73%	9.44%	0.07%	4.64	29.25	2	100%	AAA
France	1,185	3.27	21.32%	0.06%	0.48	28.48	1	100	AAA
Germany	3,046	8.41	30.22%	0.62%	1.21	43.07	6	76	AAA
Netherlands	1,074	2.97	10.23%	0.00%	0.50	70.50	1	-	NR
Sweden	5,659	15.62	14.10%	0.00%	0.60	29.60	1	100	AAA

Total	$36,218	100.00%	12.82%	0.15%	3.37	31.92	11	95%	AAA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

Arbitrage Portfolio

    A portion of AIGFP's super senior credit default swaps as of June 30, 2010 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

American International Group, Inc. and Subsidiaries

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

At June 30, 2010 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with sub-prime collateral	$3,362	$1,783	$1,579	$625
High grade with no sub-prime collateral	7,386	4,723	2,663	1,154

Total high grade(b)	10,748	6,506	4,242	1,779

Mezzanine with sub-prime collateral	2,997	1,233	1,764	1,400
Mezzanine with no sub-prime collateral	1,675	879	796	603

Total mezzanine(c)	4,672	2,112	2,560	2,003

Total	$15,420	$8,618	$6,802	$3,782

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

The following table summarizes net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative:

(in millions)	June 30, 2010	December 31, 2009

CDS transactions with cash settlement provisions
U.S. dollar-denominated	$4,136	$4,580
Euro-denominated	1,416	1,720

Total CDS transactions with cash settlement provisions	5,552	6,300

CDS transactions with physical settlement provisions
U.S. dollar-denominated	162	265
Euro-denominated	1,088	1,361

Total CDS transactions with physical settlement provisions	1,250	1,626

Total	$6,802	$7,926

The following table summarizes changes in the fair values of the derivative liability of the AIGFP super senior multi-sector CDO credit default swap portfolio:

(in millions)	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Fair value of derivative liability, beginning of period	$4,418	$5,906
Unrealized market valuation (gain) loss	(399)	669
Purchases of underlying CDO securities*	(5)	(234)
Other terminations and realized losses	(232)	(1,923)

Fair value of derivative liability, end of period	$3,782	$4,418

*
For the year ended December 31, 2009, in connection with the exercise of the maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term 2a-7 eligible investments under the Investment Company Act of 1940 (2a-7 Puts) by counterparties, AIGFP acquired the underlying CDO securities. In certain cases, simultaneously with the exercise of the 2a-7 Puts by AIGFP's counterparties, AIGFP accessed financing arrangements previously entered into with such counterparties, pursuant to which the counterparties remained the legal owners of the underlying CDO securities. However, these securities were reported as part of AIGFP's investment portfolio as required by generally accepted accounting principles. Most of these underlying CDO securities were later acquired by ML III from AIGFP's counterparties. In a separate case, AIGFP extinguished its obligations with respect to one CDS by purchasing the protected CDO security.

American International Group, Inc. and Subsidiaries

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts, attachment points and percentage of gross notional amount rated less than B-/B-3:

(dollars in millions) CDO	Gross Notional Amount at June 30, 2010	Net Notional Amount at June 30, 2010	Attachment Point at Inception*	Attachment Point at June 30, 2010*	Percentage of Gross Notional Amount Rated Less than B-/B-3 at June 30, 2010

1	$1,015	$413	40.00%	59.29%	56.55%
2	687	326	53.00%	52.52%	31.80%
3	988	470	53.00%	52.42%	64.30%
4	1,151	317	76.00%	72.43%	81.15%
5	852	3	10.83%	7.30%	29.08%
6	255	191	39.33%	24.88%	87.33%
7	825	416	12.27%	6.62%	5.88%
8	930	672	25.24%	22.53%	6.27%
9	1,359	1,259	10.00%	7.40%	27.18%
10	2,081	1,416	16.50%	18.75%	2.54%
11	347	189	32.00%	45.41%	75.96%
12	601	384	24.49%	36.10%	72.59%
13	517	398	32.90%	23.14%	95.61%
14	262	189	34.51%	27.88%	96.15%
15	3,550	159	9.72%	16.66%	71.64%

Total	$15,420	$6,802

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

The following table summarizes the gross transaction notional amount, percentage of the total CDO collateral pools, and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category:

At June 30, 2010 (in millions)

			Ratings							Vintage
	Gross Transaction Notional Amount
		Percent of Total
ABS Category			AAA	AA	A	BBB	BB	<BB	NR	2009	2008	2007	2006	2005+P

RMBS PRIME	$1,836	11.90%	0.47%	0.36%	0.09%	0.55%	0.73%	9.70%	0.00%	0.00%	0.43%	7.09%	3.44%	0.94%

RMBS ALT-A	2,645	17.15%	0.13%	0.09%	0.33%	0.72%	0.53%	15.35%	0.00%	0.00%	0.63%	4.97%	6.58%	4.97%

RMBS SUBPRIME	3,235	20.98%	0.48%	0.69%	0.53%	0.50%	0.87%	17.91%	0.00%	0.00%	0.00%	1.01%	1.73%	18.24%

CMBS	3,118	20.22%	0.73%	1.66%	2.00%	2.87%	2.17%	10.67%	0.12%	0.00%	0.11%	1.67%	8.58%	9.86%

CDO	1,654	10.73%	0.07%	0.73%	0.84%	1.09%	1.04%	6.85%	0.11%	0.00%	0.00%	0.60%	1.83%	8.30%

OTHER	2,932	19.02%	5.16%	4.43%	4.59%	3.06%	0.62%	0.99%	0.17%	0.00%	0.63%	1.08%	5.05%	12.26%

Total	$15,420	100.00%	7.04%	7.96%	8.38%	8.79%	5.96%	61.47%	0.40%	0.00%	1.80%	16.42%	27.21%	54.57%

American International Group, Inc. and Subsidiaries

Corporate Debt/CLOs

    The corporate arbitrage portfolio consists principally of CDS written on portfolios of corporate obligations that were generally rated investment grade at the inception of the CDS. These CDS transactions require cash settlement. This portfolio also includes CDS with a net notional amount of $1.3 billion written on the senior part of the capital structure of CLOs, which require physical settlement.

    The following table summarizes gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer, AIGFP's net notional amounts and fair value of derivative liability:

			Ratings
At June 30, 2010 (in millions)	Gross Transaction Notional Amount	Percent of Total
			Aa	A	Baa	Ba	<Ba	NR

Industry Sector
United States
Industrial	$7,793	35.0%	0.1%	4.0%	16.5%	4.7%	7.3%	2.4%
Financial	2,256	10.1%	0.0%	3.3%	3.6%	0.1%	1.8%	1.3%
Utilities	711	3.2%	0.0%	0.3%	2.6%	0.0%	0.2%	0.1%
Other	97	0.4%	0.0%	0.0%	0.1%	0.0%	0.0%	0.3%

Total United States	10,857	48.7%	0.1%	7.6%	22.8%	4.8%	9.3%	4.1%

Non-United States
Industrial	9,189	41.3%	0.2%	5.3%	12.8%	4.1%	2.2%	16.7%
Financial	1,078	4.8%	0.2%	2.3%	1.6%	0.1%	0.1%	0.5%
Government	673	3.0%	0.0%	1.4%	1.3%	0.2%	0.0%	0.1%
Utilities	283	1.3%	0.0%	0.2%	0.6%	0.0%	0.0%	0.5%
Other	197	0.9%	0.0%	0.7%	0.0%	0.1%	0.1%	0.0%

Total Non-United States	11,420	51.3%	0.4%	9.9%	16.3%	4.5%	2.4%	17.8%

Total gross transaction notional amount	22,277	100.0%	0.5%	17.5%	39.1%	9.3%	11.7%	21.9%

Subordination	6,561

Net Notional Amount	$15,716

Fair Value of Derivative Liability	$391

American International Group, Inc. and Subsidiaries

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts, attachment points and inception to date defaults:

(dollars in millions) CDS	Type	Net Notional Amount at June 30, 2010	Attachment Point at Inception(a)	Attachment Point at June 30, 2010(a)	Defaults through June 30, 2010(b)

1	Corporate Debt	$2,514	20.68%	18.94%	6.16%
2	Corporate Debt	987	22.14%	20.21%	3.61%
3	Corporate Debt	4,827	22.00%	20.23%	3.76%
4	Corporate Debt	987	22.14%	20.21%	3.61%
5	Corporate Debt	1,964	22.15%	20.52%	3.81%
6	Corporate Debt	983	20.80%	18.91%	4.17%
7	Corporate Debt	196	28.00%	27.68%	1.01%
8	Corporate Debt	641	24.00%	22.98%	3.54%
9	Corporate Debt	1,288	24.00%	22.89%	3.67%
10	CLO	249	35.85%	30.30%	3.93%
11	CLO	119	43.76%	43.02%	2.33%
12	CLO	176	44.20%	43.75%	1.96%
13	CLO	71	44.20%	43.75%	1.96%
14	CLO	134	44.20%	43.75%	1.96%
15	CLO	162	31.76%	33.87%	1.10%
16	CLO	310	30.40%	29.13%	0.00%
17	CLO	108	31.23%	29.96%	0.10%

Total		$15,716

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through June 30, 2010 expressed as a percentage of the gross transaction notional amount at June 30, 2010.

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

Regulatory Capital Relief Transactions

    As of June 30, 2010, 53.6 percent of AIGFP's regulatory capital relief transactions (measured by net notional amount) were subject to Credit Support Annexes (CSA) linked to AIG's credit rating and 46.4 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone International Swaps and Derivatives Association, Inc. (ISDA) Master Agreement (Master Agreement) or similar agreement, under which the aggregate Exposure is calculated with reference to only a single transaction.

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

American International Group, Inc. and Subsidiaries

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

The following table presents the amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than AIGFP's super senior credit default swaps subject to the same Master Agreements) as of the periods ended:

(in millions)	December 31, 2009	June 30, 2010	July 30, 2010

Reference to market indices	$60	$55	$43
Expected loss models	20	—	—
Negotiated amount	230	213	222

Total	$310	$268	$265

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

    From time to time, valuation methodologies used and estimates made by counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have resulted in estimates that differ, at times significantly, from AIGFP's estimates. In almost all cases, AIGFP has been able to

American International Group, Inc. and Subsidiaries

successfully resolve the differences or otherwise reach an accommodation with respect to collateral posting levels, including in certain cases by entering into compromise collateral arrangements. Due to the ongoing nature of collateral arrangements, AIGFP regularly is engaged in discussions with one or more counterparties in respect of these differences, including at the present time. Valuation estimates made by counterparties for collateral purposes are, like any other third-party valuation, considered in the determination of the fair value estimates of AIGFP's super senior credit default swap portfolio.

The following table presents the amount of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	December 31, 2009	June 30, 2010	July 30, 2010

Regulatory capital	$310	$268	$265
Arbitrage – multi-sector CDO	3,715	3,216	3,206
Arbitrage – corporate	565	526	544

Total	$4,590	$4,010	$4,015

    The amount of future collateral posting requirements generally is a function of AIG's credit ratings, the rating of the reference obligations and any further decline in the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the severe market disruption, lack of observable data and the uncertainty regarding the potential effects on market prices of measures recently undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it may be required to post in the future.

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

    AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG's calculation of the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs increased 0.90 percent and 1.61 percent of the notional amount outstanding for the first and second quarters of 2010. Further, it is difficult to extrapolate future experience based on current market conditions.

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $6.8 billion net notional amount of CDS written on multi-sector CDOs outstanding at June 30, 2010, a BET value is available for $4.3 billion net notional amount. No BET value is determined for $2.5 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $4.3 billion.

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

American International Group, Inc. and Subsidiaries

conditions which have proved to be highly volatile, especially given current market conditions. AIG cannot predict reasonably likely changes in the prices of the underlying collateral securities held within a CDO at this time.

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at June 30, 2010 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at June 30, 2010
(dollars in millions)		Change	Entire Portfolio	RMBS PRIME	RMBS ALT-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	42 points	Increase of 5 points	$(279)	$(9)	$(22)	$(131)	$(77)	$(25)	$(15)
		Decrease of 5 points	267	11	23	120	79	14	20

		Increase of 1 year	44	1	7	32	2	1	1
Weighted average life	6.22 years	Decrease of 1 year	(77)	(2)	(7)	(63)	(3)	(1)	(1)

Recovery rates	20%	Increase of 10%	(34)	—	(1)	(9)	(22)	—	(2)
		Decrease of 10%	34	1	1	12	19	1	—

Diversity score(a)	13	Increase of 5	(7)
		Decrease of 5	21

Discount curve(b)	N/A	Increase of 100bps	17

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

Corporate Debt

The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) to fair value of derivative liability at June 30, 2010 corresponding to changes in these market credit inputs:

Input Used at June 30, 2010 (in millions)	Increase (Decrease) To Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$24
Effect of a decrease by 10 basis points	$(24)
All base correlations
Effect of an increase by 1%	$7
Effect of a decrease by 1%	$(7)
Assumed recovery rate
Effect of an increase by 1%	$(7)
Effect of a decrease by 1%	$7

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

American International Group, Inc. and Subsidiaries

Investments

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

At June 30, 2010
Fixed maturity securities:
Bonds available for sale, at fair value	$87,513	$127,752	$89,537	$1,981	$8,706	$315,489
Bond trading securities, at fair value	-	1,045	2,432	18,382	5,627	27,486
Equity securities:
Common and preferred stock available for sale, at fair value	3,765	253	6,530	9	459	11,016
Common and preferred stock trading, at fair value	45	1	5,014	210	6	5,276
Mortgage and other loans receivable, net of allowance	641	17,010	4,195	394	2,577	24,817
Finance receivables, net of allowance	-	-	-	17,862	-	17,862
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	-	40,973	-	40,973
Other invested assets	12,932	13,043	5,224	246	5,564	37,009
Securities purchased under agreements to resell, at fair value	-	-	-	965	-	965
Short-term investments	11,969	14,296	3,840	6,401	2,603	39,109

Total investments(a)	116,865	173,400	116,772	87,423	25,542	520,002
Cash	1,031	479	500	705	125	2,840

Total cash and investments(b)	$117,896	$173,879	$117,272	$88,128	$25,667	$522,842

At December 31, 2009
Fixed maturity securities:
Bonds available for sale, at fair value	$79,507	$116,629	$158,279	$2,057	$9,079	$365,551
Bond trading securities, at fair value	-	846	6,227	19,651	4,519	31,243
Equity securities:
Common and preferred stock available for sale, at fair value	2,770	320	5,781	22	629	9,522
Common and preferred stock trading, at fair value	48	1	7,881	388	-	8,318
Mortgage and other loans receivable, net of allowance	9	17,728	6,810	428	2,486	27,461
Finance receivables, net of allowance	-	-	-	20,327	-	20,327
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	-	44,091	-	44,091
Other invested assets	11,668	13,141	13,749	213	6,464	45,235
Securities purchased under agreements to resell, at fair value	-	-	-	2,154	-	2,154
Short-term investments	12,094	17,456	10,840	3,767	3,106	47,263

Total investments(a)	106,096	166,121	209,567	93,098	26,283	601,165
Cash	780	63	1,151	1,847	559	4,400

Total cash and investments	$106,876	$166,184	$210,718	$94,945	$26,842	$605,565

(a)
At June 30, 2010, approximately 71 percent and 29 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 60 percent and 40 percent, respectively, at December 31, 2009.

(b)
Total cash and investments of businesses held for sale amounted to $142.9 billion at June 30, 2010. See Note 3 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

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

    AIG accounts for the vast majority of the invested assets held by its insurance companies at fair value. However, with limited exceptions (primarily with respect to separate account products on AIG's Consolidated Balance Sheet), AIG does not fair value its insurance liabilities for changes in interest rates, even though rising interest rates have the effect of reducing the fair value of such liabilities, and falling interest rates have the opposite effect. This results in the recording of changes in unrealized gains (losses) on securities in Accumulated other comprehensive income resulting from changes in interest rates without any correlative, inverse changes in gains (losses) on AIG's liabilities. Because AIG's asset duration in certain low-yield currencies, particularly Japan and Taiwan, is shorter than its liability duration, AIG views increasing interest rates in these countries as economically advantageous, notwithstanding the effect that higher rates have on the market value of its fixed maturity portfolio.

    At June 30, 2010, approximately 66 percent of the fixed maturity securities were in domestic entities. Approximately 29 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 12 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Committee closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At June 30, 2010, approximately 14 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 6 percent were below investment grade or not rated at that date. Approximately one third of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

American International Group, Inc. and Subsidiaries

The following table presents the credit ratings of AIG's fixed maturity investments:

	June 30, 2010*	December 31, 2009

Rating:
AAA	24%	23%
AA	21	24
A	26	28
BBB	20	17
Below investment grade	7	6
Non-rated	2	2

Total	100%	100%

*
Excludes fixed maturity securities of businesses held for sale as of June 30, 2010.

American International Group, Inc. and Subsidiaries

Available for Sale Investments

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

June 30, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$5,330	$242	$(10)	$5,562	$-
Obligations of states, municipalities and political subdivisions	48,968	2,456	(219)	51,205	-
Non-U.S. governments	49,595	2,991	(278)	52,308	(1)
Corporate debt	152,763	11,654	(1,968)	162,449	126
Mortgage-backed, asset-backed and collateralized:
RMBS	30,766	1,371	(3,099)	29,038	(1,396)
CMBS	10,353	217	(2,527)	8,043	(539)
CDO/ABS	7,461	443	(1,020)	6,884	101

Total mortgage-backed, asset-backed and collateralized	48,580	2,031	(6,646)	43,965	(1,834)

Total bonds available for sale(b)	305,236	19,374	(9,121)	315,489	(1,709)
Equity securities available for sale:
Common stock	5,515	2,731	(122)	8,124	-
Preferred stock	653	98	(3)	748	-
Mutual funds	2,011	191	(58)	2,144	-

Total equity securities available for sale	8,179	3,020	(183)	11,016	-

Total(c)	$313,415	$22,394	$(9,304)	$326,505	$(1,709)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)	$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)	54,102	-
Non-U.S. governments	63,080	3,153	(649)	65,584	(1)
Corporate debt	185,188	10,826	(3,876)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)	28,324	(2,121)
CMBS	18,717	195	(5,623)	13,289	(739)
CDO/ABS	7,911	284	(1,304)	6,891	(63)

Total mortgage-backed, asset-backed and collateralized	58,801	1,470	(11,767)	48,504	(2,923)

Total bonds available for sale(b)	364,491	17,786	(16,726)	365,551	(2,805)
Equity securities available for sale:
Common stock	4,460	2,913	(75)	7,298	-
Preferred stock	740	94	(20)	814	-
Mutual funds	1,264	182	(36)	1,410	-

Total equity securities available for sale	6,464	3,189	(131)	9,522	-

Total(c)	$370,955	$20,975	$(16,857)	$375,073	$(2,805)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At June 30, 2010 and December 31, 2009, bonds available for sale held by AIG that were below investment grade or not rated totaled $23.2 billion and $24.5 billion, respectively.

(c)
Excludes $109.4 billion and $36.1 billion of available for sale investments at fair value from businesses held for sale at June 30, 2010 and December 31, 2009, respectively. See Note 3 herein.

American International Group, Inc. and Subsidiaries

The following table presents the industry categories of AIG's available for sale corporate debt securities:

Industry Category	June 30, 2010(a)	December 31, 2009

Financial institutions:
Money Center /Global Bank Groups	14%	18%
Regional banks – other	5	5
Life insurance	4	4
Securities firms and other finance companies	2	2
Insurance non-life	3	3
Regional banks – North America	2	2
Other financial institutions	5	4
Utilities	16	14
Communications	8	8
Consumer noncyclical	8	8
Capital goods	7	7
Consumer cyclical	5	5
Energy	7	6
Other	14	14

Total(b)	100%	100%

(a)
Excludes corporate debt of businesses held for sale as of June 30, 2010.

(b)
At June 30, 2010 and December 31, 2009, approximately 93 percent and 94 percent, respectively, of these investments were rated investment grade.

American International Group, Inc. and Subsidiaries

 Structured Securities

    Excluded in the tables below as of June 30, 2010 are structured securities of businesses held for sale with a fair value of $7.1 billion.

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	June 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS(a)
2010	$1,631	$14	$-	$1,645	5%	$-	$-	$-	$-	-%
2009	1,971	49	(1)	2,019	7	1,716	19	(6)	1,729	5
2008	3,000	192	-	3,192	10	3,418	135	(1)	3,552	11
2007	4,344	169	(522)	3,991	14	4,982	135	(881)	4,236	16
2006	4,732	236	(721)	4,247	15	5,206	197	(1,161)	4,242	16
2005 and prior	15,088	711	(1,855)	13,944	49	16,851	505	(2,791)	14,565	52

Total RMBS	$30,766	$1,371	$(3,099)	$29,038	100%	$32,173	$991	$(4,840)	$28,324	100%

Alt-A
2010	$71	$-	$-	$71	1%	$-	$-	$-	$-	-%
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	1,363	34	(247)	1,150	27	1,490	21	(408)	1,103	28
2006	1,421	8	(417)	1,012	28	1,484	9	(568)	925	28
2005 and prior	2,200	21	(485)	1,736	44	2,397	13	(705)	1,705	44

Total Alt-A	$5,055	$63	$(1,149)	$3,969	100%	$5,371	$43	$(1,681)	$3,733	100%

Subprime
2010	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	56	18	(15)	59	4	61	16	(18)	59	4
2006	136	8	(18)	126	9	180	6	(42)	144	11
2005 and prior	1,307	2	(489)	820	87	1,358	-	(659)	699	85

Total Subprime	$1,499	$28	$(522)	$1,005	100%	$1,599	$22	$(719)	$902	100%

Prime non-agency(b)
2010	$118	$1	$(1)	$118	1%	$-	$-	$-	$-	-%
2009	309	3	(1)	311	3	387	6	-	393	3
2008	74	5	-	79	1	109	9	-	118	1
2007	1,707	22	(183)	1,546	16	1,920	21	(340)	1,601	17
2006	2,120	109	(238)	1,991	21	2,259	91	(415)	1,935	20
2005 and prior	5,929	63	(777)	5,215	58	6,783	42	(1,272)	5,553	59

Total Prime non-agency	$10,257	$203	$(1,200)	$9,260	100%	$11,458	$169	$(2,027)	$9,600	100%

(a)
Includes $13.3 billion in agency-backed securities.

(b)
Includes foreign and jumbo RMBS-related securities.

    AIG's operations held investments in RMBS with an estimated fair value of $29.0 billion or approximately 5.6 percent of AIG's total invested assets at June 30, 2010. In addition, AIG's insurance operations held investments with a fair value totaling $6.9 billion in CDOs/ABS, of which $9 million included some level of subprime exposure. AIG's RMBS investments are predominantly in tranches that contain substantial protection features through collateral subordination. As of July 30, 2010, $11.2 billion of AIG's RMBS portfolio had been downgraded as a result of rating agency actions since January 1, 2007, and $88 million of such investments had been upgraded. Of the downgrades, $9.7 billion were AAA rated securities. In addition to the downgrades, as of July 30, 2010, the rating agencies had $1.3 billion of RMBS on watch for downgrade.

American International Group, Inc. and Subsidiaries

    In the six-month periods ended June 30, 2010 and 2009, AIG collected approximately $2.6 billion and $2.5 billion, respectively, of principal payments on RMBS.

The following table presents AIG's RMBS investments by credit rating:

	June 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$18,972	$1,109	$(583)	$19,498	62%	$20,503	$793	$(1,256)	$20,040	64%
AA	1,794	12	(312)	1,494	6	1,547	22	(447)	1,122	5
A	926	9	(225)	710	3	1,423	6	(451)	978	4
BBB	1,180	31	(184)	1,027	4	1,428	30	(440)	1,018	5
Below investment grade	7,824	202	(1,794)	6,232	25	7,204	131	(2,245)	5,090	22
Non-rated	70	8	(1)	77	-	68	9	(1)	76	-

Total RMBS(a)(b)	$30,766	$1,371	$(3,099)	$29,038	100%	$32,173	$991	$(4,840)	$28,324	100%

Alt-A RMBS
AAA	$1,384	$18	$(190)	$1,212	28%	$1,707	$15	$(406)	$1,316	32%
AA	353	1	(102)	252	7	296	-	(108)	188	5
A	154	-	(59)	95	3	247	-	(95)	152	5
BBB	167	-	(28)	139	3	141	3	(46)	98	3
Below investment grade	2,997	44	(770)	2,271	59	2,980	25	(1,026)	1,979	55
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Alt-A	$5,055	$63	$(1,149)	$3,969	100%	$5,371	$43	$(1,681)	$3,733	100%

Subprime RMBS
AAA	$569	$16	$(105)	$480	38%	$677	$13	$(207)	$483	42%
AA	182	-	(72)	110	12	150	1	(70)	81	10
A	129	-	(52)	77	9	191	1	(107)	85	12
BBB	99	-	(45)	54	6	160	-	(99)	61	10
Below investment grade	520	12	(248)	284	35	421	7	(236)	192	26
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Subprime	$1,499	$28	$(522)	$1,005	100%	$1,599	$22	$(719)	$902	100%

Prime non-agency
AAA	$4,249	$34	$(265)	$4,018	41%	$5,191	$40	$(600)	$4,631	45%
AA	684	3	(131)	556	7	1,018	21	(258)	781	9
A	553	9	(72)	490	5	879	5	(187)	697	8
BBB	804	31	(70)	765	8	957	4	(225)	736	8
Below investment grade	3,956	126	(661)	3,421	39	3,345	90	(757)	2,678	29
Non-rated	11	-	(1)	10	-	68	9	-	77	1

Total prime non-agency	$10,257	$203	$(1,200)	$9,260	100%	$11,458	$169	$(2,027)	$9,600	100%

(a)
The weighted average expected life is 4 years.

(b)
Includes $13.3 billion in agency-backed securities.

American International Group, Inc., and Subsidiaries

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

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	June 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$9,259	$180	$(2,191)	$7,248	89%	$16,599	$161	$(4,925)	$11,835	89%
ReRemic/CRE CDO	587	21	(298)	310	6	932	20	(578)	374	5
Agency	236	16	(2)	250	2	200	8	(3)	205	1
Other	271	-	(36)	235	3	986	6	(117)	875	5

Total	$10,353	$217	$(2,527)	$8,043	100%	$18,717	$195	$(5,623)	$13,289	100%

The following table presents AIG's CMBS investments by credit rating:

	June 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$3,371	$116	$(140)	$3,347	33%	$8,579	$127	$(997)	$7,709	45%
AA	1,179	3	(252)	930	11	2,265	2	(839)	1,428	12
A	1,437	16	(301)	1,152	14	1,967	13	(832)	1,148	11
BBB	2,006	23	(762)	1,267	19	2,188	15	(1,009)	1,194	12
Below investment grade	2,290	59	(1,064)	1,285	22	3,155	38	(1,844)	1,349	17
Non-rated	70	-	(8)	62	1	563	-	(102)	461	3

Total	$10,353	$217	$(2,527)	$8,043	100%	$18,717	$195	$(5,623)	$13,289	100%

The following table presents AIG's CMBS investments by year of vintage:

	June 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2009	$35	$1	$-	$36	-%	$35	$-	$(1)	$34	-%
2008	255	-	(42)	213	3	263	-	(70)	193	1
2007	3,206	67	(1,111)	2,162	31	4,968	42	(2,134)	2,876	27
2006	1,356	36	(399)	993	13	2,842	19	(1,250)	1,611	15
2005 and prior	5,501	113	(975)	4,639	53	10,609	134	(2,168)	8,575	57

Total	$10,353	$217	$(2,527)	$8,043	100%	$18,717	$195	$(5,623)	$13,289	100%

American International Group, Inc., and Subsidiaries

The following table presents the percentage of AIG's CMBS investments by geographic region:

	June 30, 2010	December 31, 2009

Geographic region:
New York	16%	15%
California	13	14
Texas	6	7
Florida	6	6
Virginia	4	3
Illinois	3	3
New Jersey	3	3
Maryland	3	2
Georgia	3	3
Pennsylvania	3	3
All Other*	40	41

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry:

	June 30, 2010	December 31, 2009

Industry:
Office	32%	30%
Retail	29	30
Multi-family	18	15
Lodging	7	7
Industrial	8	7
Other	6	11

Total	100%	100%

    There have been disruptions in the CMBS market due to weakness in underlying commercial real estate fundamentals and the market's anticipation of increasing delinquencies and defaults. Although the market value has improved and CMBS spreads have tightened during the six-month period ended June 30, 2010, the market value of the holdings continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

American International Group, Inc., and Subsidiaries

 Investments in CDOs

The following table presents AIG's CDO investments, other than those of AIGFP, by collateral type:

	June 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$1,986	$68	$(543)	$1,511	77%	$2,015	$63	$(596)	$1,482	75%
Synthetic investment grade	199	191	(11)	379	8	220	83	(21)	282	8
Other	352	23	(92)	283	14	443	27	(107)	363	16
Subprime ABS	28	1	(20)	9	1	33	1	(27)	7	1

Total	$2,565	$283	$(666)	$2,182	100%	$2,711	$174	$(751)	$2,134	100%

The following table presents AIG's CDO investments, other than those of AIGFP, by credit rating:

	June 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$163	$7	$(8)	$162	6%	$326	$5	$(42)	$289	12%
AA	147	1	(16)	132	6	135	1	(29)	107	5
A	591	16	(150)	457	23	1,028	22	(311)	739	38
BBB	882	29	(276)	635	34	670	19	(214)	475	25
Below investment grade	781	220	(216)	785	31	550	108	(155)	503	20
Non-rated	1	10	-	11	-	2	19	-	21	-

Total	$2,565	$283	$(666)	$2,182	100%	$2,711	$174	$(751)	$2,134	100%

Commercial Mortgage Loans

    At June 30, 2010, AIG had direct commercial mortgage loan exposure of $14.7 billion, with $14.3 billion representing U.S. loan exposure. At that date, over 97 percent of the U.S. loans were current. Foreign commercial mortgage loans of $0.4 billion are secured predominantly by properties in Japan. A total of $0.9 billion of commercial mortgage loans are recorded in assets held for sale.

American International Group, Inc. and Subsidiaries

The following table presents the U.S. commercial mortgage loan exposure by state and type of loan:

At June 30, 2010 (dollars in millions)	Number of Loans	Amount*	Apartments	Offices	Retails	Industrials	Hotels	Others	Percent of Total

State:
California	205	$3,821	$115	$1,578	$217	$976	$399	$536	27%
New York	75	1,563	291	928	172	39	48	85	11
New Jersey	65	1,244	580	281	273	35	-	75	9
Texas	70	1,015	74	449	124	258	81	29	7
Florida	101	966	41	340	233	111	29	212	7
Pennsylvania	63	517	95	133	141	115	18	15	4
Ohio	62	440	197	50	70	70	40	13	3
Maryland	23	394	27	190	168	1	4	4	3
Arizona	18	326	104	55	61	11	9	86	2
Colorado	23	318	11	208	1	11	27	60	2
Other states	410	3,697	306	1,507	711	406	302	465	25

Total	1,115	$14,301	$1,841	$5,719	$2,171	$2,033	$957	$1,580	100%

*
Excludes portfolio valuation losses.

Trading Investments

The following table presents the fair value of AIG's fixed maturity trading investments including AIGFP:

	June 30, 2010		December 31, 2009
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

U.S. government and government sponsored entities	$7,046	26%	$6,711	21%
Non-U.S. governments	985	4	1,421	5
Corporate debt	2,712	10	5,315	17
State, territories and political subdivisions	322	1	370	1
Mortgage-backed, asset-backed and collateralized:
RMBS	2,060	7	3,675	12
CMBS	2,556	9	2,476	8
CDO/ABS and other collateralized	5,156	19	5,997	19

Total mortgage-backed, asset-backed and collateralized	9,772	35	12,148	39

ML II / ML III	6,649	24	5,278	17

Total	$27,486	100%	$31,243	100%

The following table presents the credit ratings of fixed maturity trading investments:

	June 30, 2010	December 31, 2009

Rating:
AAA	39%	45%
AA	13	14
A	11	13
BBB	4	4
Below investment grade	12	9
Not Rated	21	15

Total	100%	100%

American International Group, Inc. and Subsidiaries

 Other-Than-Temporary Impairments

    As a result of AIG's periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded impairment charges in earnings of $652 million and $862 million in the three-month periods ended June 30, 2010 and 2009, respectively, and $1.7 billion and $4.6 billion in the six-month periods ended June 30, 2010 and 2009, respectively. See Note 6 to the Consolidated Financial Statements for a discussion of AIG's other-than-temporary impairment accounting policy.

The following table presents other-than-temporary impairment charges in earnings by segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

Three Months Ended June 30, 2010
Impairment Type:
Severity	$2	$-	$23	$-	$-	$25
Change in intent	-	9	18	-	-	27
Foreign currency declines	1	-	31	-	-	32
Issuer-specific credit events	39	404	17	4	104	568
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$42	$413	$89	$4	$104	$652

Three Months Ended June 30, 2009
Impairment Type:
Severity	$-	$3	$9	$-	$2	$14
Change in intent	1	110	17	-	-	128
Foreign currency declines	-	-	142	-	-	142
Issuer-specific credit events	48	386	19	3	119	575
Adverse projected cash flows on structured securities	1	-	-	-	2	3

Total	$50	$499	$187	$3	$123	$862

Six Months Ended June 30, 2010
Impairment Type:
Severity	$22	$8	$49	$-	$-	$79
Change in intent	1	16	38	-	-	55
Foreign currency declines	3	-	61	-	-	64
Issuer-specific credit events	117	1,053	162	10	194	1,536
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$143	$1,077	$310	$10	$194	$1,734

Six Months Ended June 30, 2009
Impairment Type:
Severity	$110	$816	$262	$2	$492	$1,682
Change in intent	122	649	52	-	40	863
Foreign currency declines	-	-	226	-	-	226
Issuer-specific credit events	300	982	14	10	389	1,695
Adverse projected cash flows on structured securities	1	108	-	4	23	136

Total	$533	$2,555	$554	$16	$944	$4,602

American International Group, Inc. and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended June 30, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$25	$25
Change in intent	-	-	13	11	3	27
Foreign currency declines	-	-	-	32	-	32
Issuer-specific credit events	201	4	294	14	55	568
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$201	$4	$307	$57	$83	$652

Three Months Ended June 30, 2009
Impairment Type:
Severity	$-	$-	$-	$-	$14	$14
Change in intent	-	4	6	113	5	128
Foreign currency declines	-	14	-	128	-	142
Issuer-specific credit events	286	37	33	38	181	575
Adverse projected cash flows on structured securities	2	1	-	-	-	3

Total	$288	$56	$39	$279	$200	$862

Six Months Ended June 30, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$79	$79
Change in intent	-	-	19	18	18	55
Foreign currency declines	-	-	-	64	-	64
Issuer-specific credit events	449	8	760	38	281	1,536
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$449	$8	$779	$120	$378	$1,734

Six Months Ended June 30, 2009
Impairment Type:
Severity	$825	$478	$23	$107	$249	$1,682
Change in intent	-	-	6	688	169	863
Foreign currency declines	-	14	17	195	-	226
Issuer-specific credit events	983	93	130	166	323	1,695
Adverse projected cash flows on structured securities	134	2	-	-	-	136

Total	$1,942	$587	$176	$1,156	$741	$4,602

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

American International Group, Inc. and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended June 30, 2010
Rating:
AAA	$-	$-	$-	$8	$-	$8
AA	5	-	2	4	-	11
A	12	-	6	23	2	43
BBB	10	-	8	2	-	20
Below investment grade	174	2	278	16	2	472
Non-rated	-	2	13	4	79	98

Total	$201	$4	$307	$57	$83	$652

Three Months Ended June 30, 2009
Rating:
AAA	$8	$-	$6	$28	$-	$42
AA	21	-	-	11	-	32
A	19	-	2	103	-	124
BBB	70	21	22	54	-	167
Below investment grade	170	33	9	81	-	293
Non-rated	-	2	-	2	200	204

Total	$288	$56	$39	$279	$200	$862

Six Months Ended June 30, 2010
Rating:
AAA	$2	$-	$-	$22	$-	$24
AA	12	1	2	13	-	28
A	31	-	13	35	5	84
BBB	32	-	44	4	4	84
Below investment grade	372	5	570	41	3	991
Non-rated	-	2	150	5	366	523

Total	$449	$8	$779	$120	$378	$1,734

Six Months Ended June 30, 2009
Rating:
AAA	$763	$15	$55	$55	$-	$888
AA	337	15	41	73	-	466
A	193	338	31	332	-	894
BBB	192	100	35	260	-	587
Below investment grade	457	111	14	426	-	1,008
Non-rated	-	8	-	10	741	759

Total	$1,942	$587	$176	$1,156	$741	$4,602

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

    AIG has recognized the other-than-temporary impairment charges (severity losses) shown above in the three- and six-month periods ended June 30, 2010 and 2009, respectively. With the adoption of the new other-than-temporary impairments accounting standard on April 1, 2009, such severity loss charges subsequent to that date exclusively related to equity securities and other invested assets. In all prior periods, such charges primarily related to mortgage-backed, asset-backed and collateralized securities, corporate debt securities of financial institutions and other equity securities. Notwithstanding AIG's intent and ability to hold such securities until they had recovered their cost or amortized cost basis, and despite structures that indicated, at the time, that

American International Group, Inc. and Subsidiaries

a substantial amount of the securities should have continued to perform in accordance with original terms, AIG concluded, at the time, that it could not reasonably assert that the impairment would be temporary.

    Determinations of other-than-temporary impairments are based on fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, AIG expects to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit losses were not recognized.

    In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2010 and 2009 related to:

  •
  securities for which AIG has changed its intent to hold or sell;

  •
  declines due to foreign exchange rates;

  •
  issuer-specific credit events;

  •
  certain structured securities; and

  •
  other impairments, including equity securities, partnership investments and private equity investments.

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.12 percent and 0.05 percent of Total equity in the six-month periods ended June 30, 2010 and 2009, respectively.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings were $129 million and $20 million for the three-month periods ended June 30, 2010 and 2009, respectively, and $221 million and $465 million for the six-month periods ended June 30, 2010 and 2009, respectively. For a discussion of recent accounting standards affecting fair values and other-than-temporary impairments, see Notes 1 and 6 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

	Less than or equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
At June 30, 2010 Aging(a) (dollars in millions)
	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0-6 months	$15,470	$511	1,636	$315	$90	49	$17	$8	6	$15,802	$609	1,691
7-12 months	3,753	245	314	575	164	52	15	7	21	4,343	416	387
> 12 months	26,024	1,738	2,259	5,467	1,654	689	1,632	1,093	189	33,123	4,485	3,137

Total	$45,247	$2,494	4,209	$6,357	$1,908	790	$1,664	$1,108	216	$53,268	$5,510	5,215

Below investment
grade bonds
0-6 months	$1,936	$98	461	$30	$9	33	$11	$8	50	$1,977	$115	544
7-12 months	603	40	65	238	64	30	23	14	35	864	118	130
> 12 months	5,462	516	548	4,523	1,463	483	2,115	1,399	285	12,100	3,378	1,316

Total	$8,001	$654	1,074	$4,791	$1,536	546	$2,149	$1,421	370	$14,941	$3,611	1,990

Total bonds
0-6 months	$17,406	$609	2,097	$345	$99	82	$28	$16	56	$17,779	$724	2,235
7-12 months	4,356	285	379	813	228	82	38	21	56	5,207	534	517
> 12 months	31,486	2,254	2,807	9,990	3,117	1,172	3,747	2,492	474	45,223	7,863	4,453

Total(e)	$53,248	$3,148	5,283	$11,148	$3,444	1,336	$3,813	$2,529	586	$68,209	$9,121	7,205

Equity securities
0-6 months	$1,372	$94	850	$214	$60	115	$-	$-	-	$1,586	$154	965
7-12 months	106	11	61	53	16	31	4	2	2	163	29	94
> 12 months	-	-	-	-	-	-	-	-	-	-	-	-

Total	$1,478	$105	911	$267	$76	146	$4	$2	2	$1,749	$183	1,059

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

(e)
Item count is by CUSIP by subsidiary.

    For the six-month period ended June 30, 2010, net unrealized gains related to fixed maturity and equity securities increased by $9.0 billion reflecting an increase in fair value primarily due to the narrowing of credit spreads.

    As of June 30, 2010, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for more than 12 months, comprising the unrealized loss of $2.5 billion related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 189 securities with an amortized cost of $1.6 billion and a net unrealized loss of $1.1 billion, are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. Current market spreads continue to be significantly wider for securities supported by real estate related assets, compared to spreads at the securities' respective purchase dates, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. In addition, declining LIBOR rates have made floating rate securities less attractive as a class.

    AIG believes that the lack of demand for commercial and residential real estate collateral-based securities, low contractual coupons and interest rate spreads, and the deterioration in the level of collateral support due to real estate market conditions are the primary reasons for these securities trading at significant price discounts. Based

American International Group, Inc. and Subsidiaries

on its analysis, and taking into account the level of subordination below these securities, AIG continues to believe that the expected cash flows from these securities will be sufficient to recover the amortized cost of its investment. AIG continues to monitor these positions for potential credit impairments that could result from further deterioration in commercial and residential real estate fundamentals.

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

    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which effects comprehensive changes to the regulation of financial services in the United States and will subject AIG to substantial additional federal regulation, was signed into law. Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. AIG cannot predict with any certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally; impact AIG's businesses, results of operations, cash flows or financial condition; or require AIG to raise additional capital or result in a downgrade of AIG's credit ratings.

    Key aspects identified to date of Dodd-Frank's potential impact on AIG include:

  •
  The new legislation provides two scenarios under which the Board of Governors of the Federal Reserve System (FRB) could become AIG's regulator: (1) if AIG is recognized as a "savings and loan holding company" as defined by the Home Owners' Loan Act (HOLA) and/or (2) if it is determined by the newly created risk regulator — the Financial Stability Oversight Council (Council) — designates AIG as a company whose material financial distress, or whose nature, scope, size, scale, concentration, interconnectedness or mix of activities, could pose a threat to the financial stability of the United States.

  •
  If AIG becomes subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the FRB, the FRB would have authority to impose capital requirements on AIG and its subsidiaries. AIG cannot predict what capital regulations the FRB will promulgate under these authorizations, either generally or as applicable to insurance-based organizations, nor can AIG predict how the FRB will exercise potential general supervisory authority over AIG as to its business practices or those of its subsidiaries. If designated as a Designated Financial Company, AIG would become subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress.

  •
  Under either scenario, AIG may become subject to stress tests to be promulgated by the FRB in consultation with the newly created Federal Insurance Office (discussed below) to determine whether, on a consolidated basis, AIG has the capital necessary to absorb losses as a result of adverse economic conditions. AIG cannot predict how the stress tests will be designed or conducted or whether the results thereof will cause AIG to alter its business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors about AIG's financial strength.

American International Group, Inc. and Subsidiaries

  •
  The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that AIG and other insurers or other financial services companies engage in.

  •
  If AIG is considered a banking entity for purposes of the "Volcker Rule" AIG would become subject to the provisions of Dodd-Frank prohibiting, subject to the rule's exceptions, "proprietary trading" and the sponsorship of, or investment in, hedge, private equity or similar funds.

  •
  Title II of Dodd-Frank provides that a financial company may be subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation as receiver, upon a determination (with the approval of the director of the Federal Insurance Office if — as is true with respect to AIG — the largest United States subsidiary is an insurer) that the company is in default or in danger of default and presents a systemic risk to U.S. financial stability.

  •
  Dodd-Frank creates a new framework for regulation of the over-the-counter (OTC) derivatives markets and certain market participants which could affect various activities of AIG and its insurance subsidiaries, as well as AIGFP.

  •
  Dodd-Frank establishes a Federal Insurance Office (FIO) within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office would perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and participating in the Council's decisions regarding insurers (potentially including AIG), to be designated for stricter regulation. The director would also be required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states. The FIO may recommend enhanced regulations to the states.

  •
  Dodd-Frank authorizes the FRB to require a savings and loan holding company or a Designated Financial Company to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and imposes restrictions on transactions between the two businesses, which could be burdensome and costly to implement.

  •
  Dodd-Frank establishes the Bureau of Consumer Financial Protection (BCFP) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes. The BCFP will have significant authority to implement and enforce Federal consumer financial laws, including the new protections established under Dodd-Frank, as well as the authority to identify and prohibit unfair and deceptive acts and practices. In addition, the BCFP will have broad supervisory, examination and enforcement authority over certain consumer products, such as mortgage lending. Insurance products and services are not within the BCFP's general jurisdiction, and broker-dealers and investment advisers are not subject to the BCFP's jurisdiction when acting in their registered capacity.

  •
  Title XIV of Dodd-Frank also restricts certain terms for mortgage loans, such as loan fees, prepayment fees and other charges, and imposes certain duties on a lender to ensure that a borrower can afford to repay the loan. These changes may adversely affect AGF's or UGC's business.

  •
  Dodd-Frank seeks to increase efficiency, reduce transaction costs and improve consumer access in the nonadmitted property and casualty insurance market (excess and surplus lines) and to reform the regulation of the reinsurance markets. AIG expects that these measures will make Lexington's operations more streamlined and efficient, although they could lead to greater competition in these markets.

  •
  Dodd-Frank includes various securities law reforms that may affect AIG's business practices and the liabilities and/or exposures associated therewith, including:

  •
  The SEC is required to conduct a study and may impose on registered broker-dealers who provide to retail investors personalized investment advice a new standard of conduct the same as or similar to the

American International Group, Inc. and Subsidiaries

      overall standard for investment advisers (i.e. a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

    •
    The SEC and other regulators are required to promulgate regulations requiring the originator of certain asset-backed securities to retain at least 5 percent of the credit risk of securities sold, which may apply to activities of subsidiaries of AIG as part of their funding activities in the future.

    Dodd-Frank imposes various assessments on financial companies, including (as applicable to AIG) ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the regulatory authority would have to take account of the amounts paid by AIG into state guaranty funds). AIG cannot predict the potential effects the new legislation will have on its organizational structure, financial condition or results of operations. However, it is possible that such effect could be materially adverse.

    Foreign governmental actions in response to the recent financial crisis could subject AIG to substantial additional regulation.

    In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are actively reviewing the causes of the financial crisis and exploring steps to avoid similar problems in the future. In many respects, this work is being led by the Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations. The G20 and the FSB have issued a series of papers and recommendations intended to produce significant changes in how financial companies, particularly companies that are members of large and complex financial groups, should be regulated. These proposals address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including executive compensation, and a host of related issues associated with responses to the financial crisis. The lawmakers and regulatory authorities in a number of jurisdictions in which AIG's subsidiaries conduct business have already begun introducing legislative and regulatory changes consistent with G20 and FSB recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency (FSA) in Japan, proposals governing executive compensation by the financial regulators in Germany (BaFIN) and the United Kingdom (FSA), and proposals to permit U.S.-style class action litigation in the United Kingdom with respect to financial services claims.

    AIG cannot predict whether these actions will become effective or the effect they may have on the financial markets or on AIG's business, results of operations, cash flows, financial condition and credit ratings.

    For additional information concerning the regulation of AIG and its businesses, see Item 1. Business—Regulation in the 2009 Annual Report on Form 10-K.

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

American International Group, Inc. and Subsidiaries

The following table presents AIG's largest credit exposures as a percentage of Total equity:

At June 30, 2010 Category	Risk Rating(a)		Credit Exposure as a Percentage of Total Equity(b)

Investment Grade:
10 largest combined	A-	(c)	114.8	%(d)
Single largest non-sovereign (financial institution)	BBB-		9.5
Single largest corporate	AA		3.3
Single largest sovereign	AAA		26.8
Non-Investment Grade:
Single largest sovereign	BB-		2.1
Single largest non-sovereign	BB		0.7

(a)
Reflects AIG's internal risk ratings.

(b)
Amounts shown include ALICO and Nan Shan as the sales have not yet closed.

(c)
Six of the ten largest credit exposures are to financial institutions and four are to investment-grade rated sovereigns. Based on support from the US Government, the exposure to government-sponsored entities is included in the US Government total, rather than in financial institutions. None of the top ten is rated lower than BBB- or its equivalent.

(d)
Exposure to the ten largest combined as a percentage of Total equity was 102.8 percent at December 31, 2009.

    AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties and its cross-border investments in its own international subsidiaries. Ten countries have cross-border exposures in excess of 10 percent of Total equity at June 30, 2010 and nine had such exposures at December 31, 2009. Based on AIG's internal risk ratings, as of June 30, 2010, six countries were rated AAA, three were rated AA and one was rated A. The two largest cross-border exposures are to Bermuda and the United Kingdom.

    In addition, AIG reviews and manages its industry concentrations. AIG's single largest industry credit exposure is to the global financial institutions sector, which includes banks and finance companies, securities firms and insurance and reinsurance companies.

The following table presents AIG's largest credit exposures to the global financial institution sector as a percentage of Total equity:

At June 30, 2010	Credit Exposure as a Percentage of Total Equity(a)

Industry Category:
Money Center / Global Bank Groups	78.5	%(b)
European Regional Financial Institutions	13.7
Global Life Insurance Companies	12.6
Global Reinsurance Companies	12.3
Asian Regional Financial Institutions	10.2
Supranational Banks	8.2
North American Based Regional Financial Institutions	7.9

(a)
Amounts shown include ALICO and Nan Shan as the sales have not yet closed.

(b)
Exposure to Money Center/Global Bank Groups as a percentage of Total equity was 83.9 percent at December 31, 2009.

    AIG's exposure to its five largest money center/global bank group institutions was 33.3 percent of Total equity at June 30, 2010 compared to 33.5 percent of Total equity at December 31, 2009.

American International Group, Inc. and Subsidiaries

    AIG also has a risk concentration through the investment portfolios of its insurance companies in the U.S. municipal sector. AIG holds approximately $48.4 billion of tax-exempt and taxable securities, $5.5 billion of which are defeased, issued by a wide number of municipal authorities across the U.S. and its territories. A majority of these securities are held in available-for-sale portfolios of AIG's domestic property-casualty insurance companies. These securities are comprised of the general obligations of states and local governments, revenue bonds issued by these same governments and bonds issued by transportation authorities, universities, state housing finance agencies and hospital systems. The average credit quality of these issuers is A.

    Currently, several states, local governments and other issuers are facing pressures on their budget revenues from the effects of the recession and have had to cut spending and draw on reserve funds. Consequently, several municipal issuers in AIG's portfolios have been downgraded one or more notches by the rating agencies. The most notable of these issuers is the State of California, of which AIG holds approximately $958 million of general obligation bonds, $69.9 million of which are defeased. Nevertheless, despite the budget pressures facing the sector, AIG does not expect any significant defaults in portfolio holdings of municipal issuers.

    AIG has credit exposure to several sovereign governments whose ratings have been downgraded or placed on review in recent months by one or more major nationally recognized statistical rating agencies. The downgrades primarily reflect large government budget deficits and rising government debt to GDP ratios. As of June 30, 2010, AIG had exposure of $937 million to the government of Greece, which has been downgraded to below investment grade by two major rating agencies. At June 30, 2010, AIG's exposure to other notable European governments, such as Portugal, Ireland, Italy, Spain and Hungary, amounts to $1.95 billion. Four of these five governments (Italy is the exception) have experienced rating downgrades during the first half of 2010.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    Controls and Procedures

    In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, AIG's disclosure controls and procedures were effective. There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

American International Group, Inc. and Subsidiaries

 Part II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

    Included in Note 9(a) to the Consolidated Financial Statements.

ITEM 1A.    Risk Factors

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act may subject AIG to substantial additional federal regulation which may materially and adversely affect AIG's businesses, results of operations, cash flows, financial condition and credit ratings.

    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which effects comprehensive changes to the regulation of financial services in the United States and may subject AIG to substantial additional federal regulation, was signed into law. Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years.

    AIG may become subject to the examination, enforcement and supervisory authority of the FRB as a savings and loan holding company or a Designated Financial Company. In such a case,

  •
  the FRB would have authority to impose minimum risk-based and capital requirements on AIG and its subsidiaries that are not less than those applicable to insured depository institutions;

  •
  AIG may become subject to stress tests to be promulgated by the FRB in consultation with the Federal Insurance Office to determine whether, on a consolidated basis, AIG has the capital necessary to absorb losses as a result of adverse economic conditions;

  •
  AIG may be required to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and subject to restrictions on transactions between the two businesses;

  •
  AIG may become subject to limits on "proprietary trading" and the sponsorship of, or investment in, hedge, private equity or similar funds; and

  •
  AIG may become subject to a special orderly liquidation process outside the federal bankruptcy code, administered by the Federal Deposit Insurance Corporation as receiver.

    In addition, if determined to be a Designated Financial Company regulated by the FRB, AIG would be subject to unspecified stricter prudential standards, including stricter requirements and limitations relating to liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress.

    AIG cannot predict the requirements of the regulations ultimately adopted, the level and magnitude of supervision AIG may become subject to, or how Dodd-Frank and such regulations will affect the financial markets generally or AIG's businesses, results of operations, cash flows or financial condition. It is possible that the regulations adopted under Dodd-Frank could significantly alter AIG's business practices, require AIG to raise additional capital, impose burdensome and costly requirements and add additional costs. Some of the regulations may also affect the perceptions of regulators, rating agencies, customers, counterparties, creditors or investors about AIG's financial strength and could potentially affect AIG's financing costs or result in a ratings downgrade.

    The following updates the "Execution of Restructuring Plan" risk factor in Item 1A. Risk Factors of the 2009 Annual Report on Form 10-K.

    AIG May Engage in a Transaction with the Government that Could Result in Significant Dilution to AIG's Current Shareholders and/or the Disposition of Non-Core Assets to the Government. In accordance with its longstanding commitment to repay its obligations to the U.S. government, AIG has commenced discussions with the FRBNY, the United States Department of the Treasury and the trustees of the Trust with respect to a proposed strategy to

American International Group, Inc. and Subsidiaries

repay the FRBNY Credit Facility and allow the government to exit its ownership relationship with AIG. This strategy could result in the issuance of a large number of additional shares of AIG common stock or other equity securities of AIG and/or the disposition of non-core assets (or interests therein) to the government. No assurance can be given that AIG will reach an agreement with the FRBNY, the Department of the Treasury and the Trust on a repayment/exit transaction or what the terms of such transaction would be.

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

AMERICAN INTERNATIONAL GROUP, INC. (Registrant)
/s/ DAVID L. HERZOG David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer
/s/ JOSEPH D. COOK Joseph D. Cook Vice President Controller Principal Accounting Officer
Dated: August 6, 2010

American International Group, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit Number	Description	Location

10.1	AIG Long-Term Performance Units Plan	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 1-8787)
10.2	Form of Award Letter for Long-Term Performance Unit-based stock salary	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 1-8787)
10.3	Termination Agreement, dated as of June 2, 2010, between AIA Aurora LLC, American International Group, Inc., Prudential group plc (formerly Petrohue (UK) Investments limited), and Prudential plc	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on June 3, 2010 (File No. 1-8787)
11	Statement re computation of per share earnings	Included in Note 10 to the Consolidated Financial Statements.
12	Computation of ratios of earnings to fixed charges and preferred stock dividends	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of June 30, 2010 and December 31, 2009, (ii) the Consolidated Statement of Income (Loss) for the three and six months ended June 30, 2010 and 2009, (iii) the Consolidated Statement of Equity for the six months ended June 30, 2010, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2010 and 2009 and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*	Filed herewith.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.