Form 10-K/A
period 2009-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2010-08-24
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)
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
Yes ☐ No ☑
     The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold of $34.44 as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $4,168,000,000.
     As of July 30, 2010, there were outstanding 135,126,343 shares of Common Stock, $2.50 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None

Item 11. – Executive Compensation
Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EX-31

Explanatory Note
Information required by Item 11 of Form 10-K was incorporated into the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2009 (as amended, the 2009 Annual Report on Form 10-K) by reference to the definitive proxy statement for AIG’s 2010 Annual Meeting of Shareholders, dated April 12, 2010 (the 2010 Proxy Statement).
This amendment (Amendment No. 2) to the 2009 Annual Report on Form 10-K is being filed solely for the purpose of providing additional detail regarding the compensation of the executive officers of AIG that were named in the 2010 Proxy Statement (the named executives). This additional detail relates to the determination of the incentive compensation awards to the named executives. Other than this additional detail, no other information provided under Item 11 of the 2009 Annual Report on Form 10-K and no other Item of the 2009 Annual Report on Form 10-K is affected by this Amendment No. 2. AIG does not consider the information provided in this Amendment No. 2 to constitute a material change to the Item 11 disclosure in the 2010 Proxy Statement. All unchanged information has been omitted from this Amendment No. 2.
Item 11. – Executive Compensation
The information included in the section “Compensation Discussion and Analysis — Compensation Decisions for 2009 —Incentive Awards” of the 2010 Proxy Statement is hereby deleted and replaced in its entirety by the following:
          Incentive Awards. For each of the current named executives, the Special Master required that incentive awards be granted based on objective performance metrics developed in consultation with the Special Master, and for Mr. Benmosche, the Special Master was also required to formally review and approve the actual amount awarded. The metrics were selected to reflect objectives deemed critical for the stabilization of AIG’s businesses and the successful implementation of AIG’s restructuring.
          For Mr. Benmosche, the performance metrics were designed to reflect the performance of AIG’s business as a whole, and comprised particular measures related to:

Metric	Achievement
•   Risk management and capital preservation, consisting specifically of (1) avoiding negative changes in Standard & Poor’s and Moody’s ratings or outlook on AIG’s senior unsecured debt and (2) maintaining and enhancing an appropriate control environment
(1) Standard & Poor’s and Moody’s ratings and outlook sustained; and (2) additional control procedures initiated in the third and fourth quarters (including enterprise-wide revalidation of balances, reviews of entities previously out-of-scope and reviews of corporate consolidation process and divestiture accounting) and control environment enhanced through staff additions/changes

• Reviewing and revising (1) AIG’s restructuring plan and (2) cost control measures	(1) Restructuring plan amended to reflect improving market conditions, new leadership and changes in restructuring strategy; and (2) corporate infrastructure and consulting spending reviewed and master agreements for several key vendors implemented

• The stabilization of AIG’s talent pool	Key senior team positions filled, including: EVP, Finance, Risk and Investments; EVP, Legal Compliance, Regulatory Affairs and Government Affairs & General Counsel; SVP & Director of Internal Audit; SVP, Human Resources and Communications; SVP & Chief Administrative Officer

• Repayment of debt, including the closing of the AIA and ALICO SPV transactions	AIA and ALICO SPV transactions closed December 2009

•   Specific achievements by key businesses, including improved sales and customer retention in the life and retirement services business, improved customer retention and underwriting in the Chartis business and continued de-risking of the AIG Financial Products Corp. portfolio
Domestic Life and Retirement Services: Profitability and pricing improved from 2008 levels: pre-tax operating income improved each quarter in 2009, returned to profitability by second quarter; premiums, deposits, and other considerations stabilized and improved over 2008 levels; surrenders reduced from 2008 levels

Chartis: as set forth below for Messrs. Moor and Walsh

AIG Financial Products Corp.: Significant reductions in risk and financial exposure achieved: trade counts reduced from over 40,000 to approximately 16,900; notional amount of risk reduced from approximately $2.7 trillion to approximately $1 trillion; gross automatic termination event risk reduced from over $20 billion to approximately $5.1 billion; interest rate changes risk, equity market volatility risk, commodity price volatility risk, foreign exchange rate risk, Commodities Index Book risk all reduced
          For Mr. Herzog, performance criteria were generally similar to Mr. Benmosche’s, because, as Chief Financial Officer, his responsibilities also extend to the entire company. With respect to (1) risk management and capital preservation and (2) repayment of debt, Mr. Herzog had the following additional specific metrics:

Metric	Achievement
•   Risk management and capital preservation: Rebalance asset/liability cash flow profiles to align maturing debt with free cash flow from operations and pursue liquidity generation measures in a timely and cost efficient manner
Significant progress made in asset monetization at AGF, AIG Risk and Capital Committee established, third party repurchase lines reestablished, and commercial paper borrowing from CPFF reduced

• Repayment of debt: Ensure timely repayment of all maturing subsidiary debt without recourse to AIG parent company	Maturing debt obligations of AGF met without assistance from AIG, although ILFC required AIG assistance
          For Mr. Moor, who serves as President and Chief Executive Officer of Chartis, AIG’s property-casualty insurance business, performance metrics were based on the performance of the Chartis business. These metrics were:

Metric	Achievement(1)
• Increasing return on equity, operating income, GAAP equity and U.S. statutory surplus from the prior year period and maintaining a risk based capital ratio over 400 percent	Return on equity improved from 2008 and operating income increased (both excluding significant catastrophes and potential reserve charges relating to prior year development and after taking the preceding into account), GAAP equity increased, U.S. statutory surplus increased, risk based capital ratio maintained over 400 percent

• Filling key positions at Chartis and maintaining staffing levels	Key positions for the integration of Chartis domestic and foreign operations filled, and voluntary turnover improved

• Avoiding the use of capital from AIG parent	Net dividends provided to AIG parent

• Restoring normal business retention rates and improving pricing terms	Business retention and pricing improved

• Implementing a new investment strategy to rebalance the investment portfolios	Duration of U.S. asset portfolio reduced

• Improving the Chartis insurance companies’ A.M. Best capital adequacy ratio score	Ratio improved from approximately 125 to approximately 180
          For Mr. Walsh, performance criteria were identical to those used for Mr. Moor, as Mr. Walsh’s responsibilities were primarily linked to Chartis International.
          For Mr. Martin, who serves as President and Chief Executive Officer of ALICO, the performance metrics related to the performance of ALICO. The specific metrics consisted of:

Metric	Achievement
• Completion of the ALICO SPV transaction	Completed December 2009

• Achieving targets for various solvency ratios, including risk based capital ratio (over 400 percent), S&P-CAR ratio (over 175 percent) and local solvency ratios	All targets achieved

• Achieving targets for first year premiums/sales ($1.8 billion) and GAAP pre-tax operating income ($2.2 billion)	First year premiums/sales: $1.6 billion; GAAP pre-tax operating income: $2.1 billion

• Build and maintain liquidity buffer	Achieved

• Continued progress towards a potential sale or initial public offering of the business	Achieved, including completion of all due diligence to fully support sale of ALICO
          Mr. Benmosche’s performance metrics were established immediately before the Special Master’s formal approval of his arrangements on October 2, 2009. The Special Master released the determination relating to the other members of the Top 25 on October 22, 2009, and the Committee discussed performance metrics for the current named executives in the Top 25 in early November. The Special Master released the determination relating to the Top 26-100 on December 11, 2009 and required consultation on the performance metrics. AIG provided proposed metrics to the Special Master, and the Special Master approved the performance metrics for Messrs. Herzog, Moor, Martin and Walsh on December 27, 2009. The Committee formally adopted, and reviewed performance against, the agreed metrics on December 28, 2009. The Committee reviewed performance against Mr. Benmosche’s metrics on March 9, 2010. Based on these reviews, the Committee determined that each of the current named executives had substantially achieved or exceeded his target performance levels. Based on performance generally at or above target, the Committee decided to award incentive compensation to the current named executives at the target level.

(1)  Evaluated on basis of nine-month performance or more recent information where available, in light of timing.

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of August, 2010.

AMERICAN INTERNATIONAL GROUP, INC.
By	/s/ Robert H. Benmosche
(Robert H. Benmosche, President and Chief Executive Officer)