Form 10-Q
period 2010-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2010-11-05
CIK 5272

Use these links to rapidly review the document

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
180 Maiden Lane, New York, New York (Address of principal executive offices)	10038 (Zip Code)

Registrant's telephone number, including area code: (212) 770-7000

Former name, former address and former fiscal year, if changed since last report:
70 Pine Street, New York, NY 10270

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

    As of October 29, 2010, there were 135,143,176 shares outstanding of the registrant's common stock.

(This page intentionally left blank)

American International Group, Inc. and Subsidiaries

American International Group, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

Consolidated Balance Sheet

(in millions)	September 30, 2010	December 31, 2009

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2010 – $277,804; 2009 – $364,491)	$296,198	$365,551
Bond trading securities, at fair value	28,849	31,243
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2010 – $7,389; 2009 – $6,464)	11,266	9,522
Common and preferred stock trading, at fair value	5,486	8,318
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2010 – $178; 2009 – $119)	22,943	27,461
Finance receivables, net of allowance	1,262	20,327
Flight equipment primarily under operating leases, net of accumulated depreciation	39,875	44,091
Other invested assets (portion measured at fair value: 2010 – $11,779; 2009 – $18,888)	36,006	45,235
Securities purchased under agreements to resell, at fair value	905	2,154
Short-term investments (portion measured at fair value: 2010 – $18,182; 2009 – $23,975)	34,462	47,263

Total investments	477,252	601,165
Cash	1,668	4,400
Accrued investment income	4,161	5,152
Premiums and other receivables, net of allowance	17,035	16,549
Reinsurance assets, net of allowance	24,515	22,425
Current and deferred income taxes	53	4,108
Deferred policy acquisition costs	25,300	40,814
Real estate and other fixed assets, net of accumulated depreciation	3,237	4,142
Unrealized gain on swaps, options and forward transactions, at fair value	7,639	9,130
Goodwill	1,447	6,195
Other assets, including prepaid commitment asset of $4,718 in 2010 and $7,099 in 2009
(portion measured at fair value: 2010 – $14; 2009 – $288)	16,607	18,976
Separate account assets, at fair value	58,209	58,150
Assets held for sale	234,842	56,379

Total assets	$871,965	$847,585

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Balance Sheet (Continued)

(in millions, except share data)	September 30, 2010	December 31, 2009

Liabilities:
Liability for unpaid claims and claims adjustment expense	$86,297	$85,386
Unearned premiums	24,633	21,363
Future policy benefits for life and accident and health insurance contracts	78,655	116,001
Policyholder contract deposits (portion measured at fair value: 2010 – $4,763; 2009 – $5,214)	135,545	220,128
Other policyholder funds	13,375	13,252
Commissions, expenses and taxes payable	3,455	4,950
Insurance balances payable	3,380	4,393
Funds held by companies under reinsurance treaties	701	774
Securities sold under agreements to repurchase (portion measured at fair value: 2010 – $3,242; 2009 – $3,221)	3,901	3,505
Securities and spot commodities sold but not yet purchased, at fair value	163	1,030
Unrealized loss on swaps, options and forward transactions, at fair value	6,455	5,403
Trust deposits and deposits due to banks and other depositors (portion measured at fair value: 2010 – $15; 2009 – $15)	936	1,641
Other liabilities	22,308	22,503
Federal Reserve Bank of New York Commercial Paper Funding Facility (portion measured at fair value: 2009 – $2,742)	-	4,739
Federal Reserve Bank of New York credit facility	20,470	23,435
Other long-term debt (portion measured at fair value: 2010 – $13,300; 2009 – $13,195)	93,419	113,298
Separate account liabilities	58,209	58,150
Liabilities held for sale	209,323	48,599

Total liabilities	761,225	748,550

Commitments, contingencies and guarantees (see Note 9)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $107 and $211 associated with businesses held for sale in 2010 and 2009, respectively)	2,027	959
AIG shareholders' equity:
Preferred stock
Series E; $5.00 par value; shares issued: 2010 and 2009 – 400,000, at aggregate liquidation value	41,605	41,605
Series F; $5.00 par value; shares issued: 2010 and 2009 – 300,000, aggregate liquidation value: 2010 – 7,543; 2009 – 5,344	7,378	5,179
Series C; $5.00 par value; shares issued: 2010 and 2009 – 100,000, aggregate liquidation value: 2010 and 2009 – $0.5	23,000	23,000
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2010 – 141,799,335; 2009 – 141,732,263	354	354
Treasury stock, at cost; 2010 – 6,660,908; 2009 – 6,661,356 shares of common stock	(873)	(874)
Additional paid-in capital	5,864	6,358
Accumulated deficit	(14,486)	(11,491)
Accumulated other comprehensive income	18,000	5,693

Total AIG shareholders' equity	80,842	69,824

Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	25,955	24,540
Other (including $403 and $2,234 associated with businesses held for sale in 2010 and 2009, respectively)	1,916	3,712

Total noncontrolling interests	27,871	28,252

Total equity	108,713	98,076

Total liabilities and equity	$871,965	$847,585

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2010	2009	2010	2009

Revenues:
Premiums and other considerations	$12,639	$11,695	$35,931	$39,052
Net investment income	5,231	6,409	15,469	14,044
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(459)	(901)	(1,397)	(5,200)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive income	(345)	(57)	(595)	304

Net other-than-temporary impairments on available for sale securities recognized in net loss	(804)	(958)	(1,992)	(4,896)
Other realized capital gains (losses)	143	(897)	510	(77)

Total net realized capital losses	(661)	(1,855)	(1,482)	(4,973)
Unrealized market valuation gains on Capital Markets super senior credit default swap portfolio	152	959	432	1,143
Other income	1,730	2,396	5,264	7,520

Total revenues	19,091	19,604	55,614	56,786

Benefits, claims and expenses:
Policyholder benefits and claims incurred	11,175	11,340	30,747	36,600
Policy acquisition and other insurance expenses	3,898	3,533	11,168	11,765
Interest expense	2,158	2,093	5,334	6,680
Restructuring expenses and related asset impairment and other expenses	159	254	339	908
Net loss (gain) on sale of divested businesses	(4)	885	(126)	1,192
Other expenses	1,283	2,016	4,354	5,465

Total benefits, claims and expenses	18,669	20,121	51,816	62,610

Income (loss) from continuing operations before income tax expense
(benefit)	422	(517)	3,798	(5,824)
Income tax expense (benefit)	469	(408)	1,044	(1,510)

Income (loss) from continuing operations	(47)	(109)	2,754	(4,314)
Income (loss) from discontinued operations, net of income tax expense (benefit) (See Note 3)	(1,844)	94	(4,329)	1,011

Net loss	(1,891)	(15)	(1,575)	(3,303)

Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	388	-	1,415	-
Other	104	(496)	243	(1,271)

Total net income (loss) from continuing operations attributable to noncontrolling interests	492	(496)	1,658	(1,271)
Net income from discontinued operations attributable to noncontrolling interests	12	26	35	44

Total net income (loss) attributable to noncontrolling interests	504	(470)	1,693	(1,227)

Net income (loss) attributable to AIG	$(2,395)	$455	$(3,268)	$(2,076)

Net income (loss) attributable to AIG common shareholders	$(2,395)	$92	$(661)	$(3,371)

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(3.97)	$0.58	$1.63	$(32.06)
Income (loss) from discontinued operations	$(13.65)	$0.10	$(6.51)	$7.14
Diluted:
Income (loss) from continuing operations	$(3.97)	$0.58	$1.63	$(32.06)
Income (loss) from discontinued operations	$(13.65)	$0.10	$(6.51)	$7.14

Weighted average shares outstanding:
Basic	135,879,125	135,293,841	135,788,053	135,276,345
Diluted	135,879,125	135,456,372	135,855,328	135,276,345

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Net loss	$(1,891)	$(15)	$(1,575)	$(3,303)

Other comprehensive income:
Unrealized appreciation of fixed maturity investments on which other-than-temporary credit impairments were taken	781	758	2,011	1,870
Income tax expense on above changes	(584)	(221)	(1,012)	(671)
Unrealized appreciation of all other investments – net of reclassification adjustments	11,277	18,164	18,597	23,749
Income tax expense on above changes	(3,446)	(6,481)	(6,441)	(8,952)
Foreign currency translation adjustments	1,514	408	(266)	1,403
Income tax benefit (expense) on above changes	(638)	(221)	116	(630)
Net derivative gains (losses) arising from cash flow hedging activities – net of reclassification adjustments	46	(7)	83	64
Income tax benefit (expense) on above changes	(44)	2	(20)	(19)
Change in retirement plan liabilities adjustment	(514)	127	(411)	218
Income tax benefit (expense) on above changes	110	(41)	101	(71)

Other comprehensive income	8,502	12,488	12,758	16,961

Comprehensive income	6,611	12,473	11,183	13,658
Comprehensive income (loss) attributable to noncontrolling interests	379	(193)	385	(867)
Comprehensive income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	388	-	1,415	-

Comprehensive income attributable to AIG	$5,844	$12,666	$9,383	$14,525

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30,
(in millions)	2010	2009

Summary:
Net cash provided by operating activities	$15,115	$11,974
Net cash provided by (used in) investing activities	(7,527)	9,149
Net cash used in financing activities	(8,772)	(25,003)
Effect of exchange rate changes on cash	(4)	195

Change in cash	(1,188)	(3,685)
Cash at beginning of period	4,400	8,642
Reclassification of assets held for sale	(1,544)	-

Cash at end of period	1,668	4,957

Cash flows from operating activities:
Net loss	$(1,575)	$(3,303)
(Income) loss from discontinued operations	4,329	(1,011)

Adjustments to reconcile net loss to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in loss:
Net gains on sales of securities available for sale and other assets	(1,943)	(689)
Net (gains) losses on sales of divested businesses	(126)	1,192
Unrealized (gains) losses in earnings – net	737	(4,305)
Equity in (income) loss from equity method investments, net of dividends or distributions	(592)	1,831
Depreciation and other amortization	9,104	9,129
Provision for mortgage, other loans and finance receivables	376	1,065
Impairments of assets	3,775	7,793
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	2,762	3,557
Changes in operating assets and liabilities:
General and life insurance reserves	3,729	3,277
Premiums and other receivables and payables – net	(606)	1,204
Reinsurance assets and funds held under reinsurance treaties	(2,124)	317
Capitalization of deferred policy acquisition costs	(7,940)	(6,792)
Other policyholder funds	339	529
Current and deferred income taxes – net	(90)	(1,629)
Trading securities	542	965
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	1,208	(233)
Securities and spot commodities sold but not yet purchased	(867)	(1,657)
Finance receivables and other loans held for sale – originations and purchases	(15)	(60)
Sales of finance receivables and other loans – held for sale	64	84
Other, net	(2,118)	(2,853)

Total adjustments	6,215	12,725

Net cash provided by operating activities – continuing operations	8,969	8,411
Net cash provided by operating activities – discontinued operations	6,146	3,563

Net cash provided by operating activities	$15,115	$11,974

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Continued)

	Nine Months Ended September 30,
(in millions)	2010	2009

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	$33,951	$32,365
Maturities of fixed maturity securities available for sale and hybrid investments	10,651	12,723
Sales of trading securities	5,080	11,001
Sales or distributions of other invested assets (including flight equipment)	7,609	8,794
Sales of divested businesses, net	1,903	4,658
Principal payments received on mortgage and other loans receivable	2,785	2,943
Principal payments received on and sales of finance receivables held for investment	938	4,044
Purchases of available for sale investments	(60,770)	(39,907)
Purchases of trading securities	(2,285)	(4,025)
Purchases of other invested assets (including flight equipment)	(6,126)	(8,064)
Acquisition, net of cash acquired	(139)	-
Mortgage and other loans receivable issued	(1,622)	(2,143)
Finance receivables held for investment – originations and purchases	(673)	(2,923)
Net additions to real estate, fixed assets, and other assets	(234)	(270)
Net change in short-term investments	4,649	(10,535)
Net change in derivative assets and liabilities other than Capital Markets	186	169
Other, net	(166)	31

Net cash provided by (used in) investing activities – continuing operations	(4,263)	8,861
Net cash provided by (used in) investing activities – discontinued operations	(3,264)	288

Net cash provided by (used in) investing activities	$(7,527)	$9,149

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	$14,719	$15,555
Policyholder contract withdrawals	(11,120)	(20,589)
Change in commercial paper and other short-term debt	-	(425)
Change in Federal Reserve Bank of New York Commercial Paper Funding Facility borrowings	(5,855)	(5,735)
Federal Reserve Bank of New York credit facility borrowings	14,900	20,000
Federal Reserve Bank of New York credit facility repayments	(18,512)	(21,000)
Issuance of other long-term debt	9,683	2,977
Repayments on other long-term debt	(10,481)	(12,959)
Drawdown on the Department of the Treasury Commitment	2,199	3,206
Other, net	(376)	(176)

Net cash used in financing activities – continuing operations	(4,843)	(19,146)
Net cash used in financing activities – discontinued operations	(3,929)	(5,857)

Net cash used in financing activities	$(8,772)	$(25,003)

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$(3,978)	$(4,337)
Taxes	$(1,134)	$(19)
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$6,768	$10,382
Long-term debt reduction due to deconsolidations	$1,092	$1,248
Debt assumed on consolidation of variable interest entities	$2,591	$-
Debt assumed on acquisition	$164	$-

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Equity

Nine Months Ended September 30, 2010 (in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non- controlling Interests	Total Equity

Balance, beginning of year	$69,784	$354	$(874)	$6,358	$(11,491)	$5,693	$69,824	$28,252	$98,076

Series F drawdowns	2,199	-	-	-	-	-	2,199	-	2,199
Common stock issued under stock plans	-	-	-	(5)	-	-	(5)	-	(5)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	238	(344)	(106)	-	(106)
Net income (loss) attributable to AIG or other noncontrolling interests(a)	-	-	-	-	(3,268)	-	(3,268)	188	(3,080)
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York	-	-	-	-	-	-	-	1,415	1,415
Other comprehensive income(b)	-	-	-	-	-	12,651	12,651	102	12,753
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(2,261)	(2,261)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	198	198
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(124)	(124)
Deferred taxes	-	-	-	(543)	-	-	(543)	-	(543)
Other	-	-	1	54	35	-	90	101	191

Balance, end of period	$71,983	$354	$(873)	$5,864	$(14,486)	$18,000	$80,842	$27,871	$108,713

Nine Months Ended September 30, 2009

Balance, beginning of year	$40,000	$368	$(8,450)	$39,488	$(12,368)	$(6,328)	$52,710	$8,095	$60,805

Series C issuance	23,000	-	-	(23,000)	-	-	-	-	-
Series D exchange for Series E	1,605	-	-	(1,605)	-	-	-	-	-
Series F drawdowns	3,206	-	-	-	-	-	3,206	-	3,206
Series F commitment fee	(165)	-	-	-	-	-	(165)	-	(165)
Common stock issued under stock plans	-	-	177	(177)	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	11,826	(9,348)	2,478	-	2,478
Net loss attributable to AIG or other noncontrolling interests(a)	-	-	-	-	(2,076)	-	(2,076)	(1,479)	(3,555)
Other comprehensive income	-	-	-	-	-	16,601	16,601	360	16,961
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(3,332)	(3,332)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	454	454
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(344)	(344)
Other	-	-	-	(42)	-	-	(42)	71	29

Balance, end of period	$67,646	$368	$(8,273)	$14,664	$(2,618)	$925	$72,712	$3,825	$76,537

(a)
Excludes gains of $90 million and $252 million for the nine-month periods ended September 30, 2010 and 2009, respectively, attributable to redeemable noncontrolling interests. For the nine months ended September 30, 2010 excludes Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York of $1.4 billion.

(b)
Excludes $5 million attributable to redeemable noncontrolling interests.

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 1. Summary of Significant Accounting Policies

Basis of Presentation

    These unaudited condensed consolidated financial statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Form 8-K filed on August 6, 2010 (the 2009 Financial Statements). The condensed consolidated financial information as of December 31, 2009 has been derived from audited consolidated financial statements not included herein.

    In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. Interim period operating results may not be indicative of the operating results for a full year. AIG evaluated the need to disclose events that occurred subsequent to the balance sheet date. All material intercompany accounts and transactions have been eliminated.

    Certain reclassifications and disclosure changes have been made to prior period amounts to conform to the current period presentation.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Out of Period Adjustments

    For the three- and nine-month periods ended September 30, 2010, AIG recorded out of period adjustments relating to prior periods that decreased Net loss attributable to AIG by $166 million and increased Net loss attributable to AIG by $210 million, respectively, including certain tax adjustments for the three-month period and, for the nine-month period, the effect of recording impairments on certain consolidated investments held in the Institutional Asset Management operations, which affected the calculation of income taxes, and a foreign currency adjustment. While these adjustments were noteworthy for the periods, after evaluating the quantitative and qualitative aspects of these corrections, AIG concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

    Had these and all previously reported out of period adjustments been recorded in their appropriate periods, Net loss attributable to AIG for the year ended December 31, 2009 would have increased by $578 million, from $10.9 billion to $11.5 billion.

Going Concern Considerations

    In the audited financial statements included in the 2009 Financial Statements, management disclosed the conditions and events that led management to conclude that AIG would have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

Progress on Management's Plans for Stabilization of AIG and Repayment of AIG's Obligations as They Come Due

    AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in managing its liquidity and capital.

Recapitalization

    On September 30, 2010, AIG entered into an agreement in principle (the Recapitalization Agreement in Principle) with the United States Department of the Treasury (Department of the Treasury), the FRBNY and the AIG Credit Facility Trust, a trust established for the sole benefit of the United States Treasury (together with its trustees, the Trust) for a recapitalization transaction (the Recapitalization). The Recapitalization Agreement in Principle contemplates the Recapitalization will be completed before the end of the first quarter of 2011. The principal terms of the Recapitalization will be as follows:

  •
  Repayment and Termination of the FRBNY Credit Facility:  The transactions constituting the Recapitalization are to occur substantially simultaneously at the closing (Closing) of the Recapitalization. At the Closing, AIG will repay to the FRBNY in cash all amounts owing under the FRBNY Credit Facility and the FRBNY Credit Facility will be terminated. As of October 31, 2010, the total repayment amount under the FRBNY Credit Facility was approximately $20 billion. The funds for repayment are to come from the net cash proceeds from the sale in a public offering of approximately 67 percent of the ordinary shares of AIA Group Limited (AIA) and the sale of American Life Insurance Company (ALICO), which closed on October 29, 2010 and November 1, 2010, respectively, and from additional funds from operations, financings and asset sales. None of these funds are expected to come from regulated subsidiaries other than through ordinary-course dividends. The net cash proceeds from the initial public offering of AIA and the sale of ALICO will be loaned to AIG (for repayment of the FRBNY Credit Facility), in the form of intercompany secured non-recourse loans, from the special purpose vehicles that hold AIA and ALICO (SPVs, and such loans, SPV Intercompany Loans).

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

      At the time of repayment and termination of the FRBNY Credit Facility, any remaining unamortized prepaid commitment fee asset, which approximated $4.3 billion at September 30, 2010, will be written off by AIG through a net charge to earnings.

  •
  Repurchase and Exchange of the SPV Preferred Interests:  At the Closing, AIG will draw down an amount remaining available to be funded under the commitment of the Department of the Treasury (Department of the Treasury Commitment) pursuant to the Securities Purchase Agreement, dated as of April 17, 2009 (Series F SPA), between AIG and the Department of the Treasury relating to the Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (Series F Preferred Stock), less any amount designated by AIG (Series G Drawdown Right) to be allocated to the Series G Cumulative Mandatory Convertible Preferred Stock, par value $5.00 per share (Series G Preferred Stock), as described below. As of October 31, 2010, the total available funding under the Department of the Treasury Commitment was approximately $22.3 billion. AIG will use the amount drawn down at closing (the Series F Closing Drawdown Amount) to repurchase all or a portion of the FRBNY's preferred interests in the SPVs (SPV Preferred Interests) corresponding to the Series F Closing Drawdown Amount (Transferred SPV Preferred Interests) and transfer the Transferred SPV Preferred Interests to the Department of the Treasury in partial consideration for shares of the Series F Preferred Stock with an equivalent liquidation value as described below.

      Any SPV Preferred Interests not transferred to the Department of the Treasury at the Closing will continue to be held by the FRBNY and will be senior to the Transferred SPV Preferred Interests held by the Department of the Treasury. In addition to the proceeds from the monetization of the remaining ordinary shares of AIA held by AIG and the MetLife securities received from the sale of ALICO after the Closing, AIG will use the proceeds from any sales or dispositions of its equity interests in Nan Shan Life Insurance Company, Ltd. (Nan Shan), AIG Star Life Insurance Co. Ltd. (AIG Star), AIG Edison Life Insurance Company (AIG Edison), International Lease Finance Corporation (ILFC) and AIG's and its subsidiaries' interests in ML II and ML III to repay the SPV Intercompany Loans and thereby provide funds with which the SPVs may pay down the liquidation preference of the SPV Preferred Interests remaining outstanding after the Closing.

      As a result of these transactions, the SPV Preferred Interests will no longer be considered permanent equity on AIG's balance sheet, and will be classified as redeemable noncontrolling interests in partially owned consolidated subsidiaries.

  •
  Issuance of AIG's Series G Preferred Stock:  In connection with the Recapitalization, AIG and the Department of the Treasury will amend and restate the Series F SPA to provide for the issuance of the Series G Preferred Stock by AIG to the Department of the Treasury at the Closing. The right of AIG to draw on the Department of the Treasury Commitment will be terminated, and outstanding Series F Preferred Stock will be exchanged as described below.

      The Series G Preferred Stock will initially have an aggregate liquidation preference equal to at least the amount of funds, if any, drawn down by AIG under the Series F SPA after September 30, 2010 but before the Closing. From the Closing until March 31, 2012, AIG may draw down funds under the Series G Drawdown Right to be used for general corporate purposes, which will increase the aggregate liquidation preference of the Series G Preferred Stock. AIG generally may draw down funds up to the $2 billion that may be designated by AIG prior to the Closing. This drawdown right will be subject to terms and conditions substantially similar to those in the current Series F SPA, except that there will be no condition that the Trust and the Department of the Treasury own over 50 percent of AIG's voting securities.

      Dividends on the Series G Preferred Stock will be payable on a cumulative basis at a rate per annum of 5 percent, compounded quarterly, of the aggregate liquidation preference of the Series G Preferred Stock. Dividends not paid in cash will be paid in kind on a quarterly basis.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

      The available funding under the Series G Drawdown Right that may be used for general corporate purposes will generally be reduced by the amount of net proceeds of future AIG equity offerings. If the FRBNY continues to hold any SPV Preferred Interests at the time when any such net proceeds are realized, any amount by which the generally available funding under the Series G Drawdown Right is reduced in the manner described above will instead be drawn by AIG and used to repurchase a corresponding amount of SPV Preferred Interests from the FRBNY, which will then be transferred to the Department of the Treasury to repay the draw in the same manner as at the Closing. If the net proceeds of future AIG equity offerings exceed the available funding under the Series G Drawdown Right, AIG will be required to use such excess net proceeds to effect a repurchase and transfer of the SPV Preferred Interests from the FRBNY to the Department of the Treasury as described above or if the FRBNY does not then hold SPV Preferred Interests, to pay down the liquidation preference on the Series G Preferred Stock.

      AIG may not directly redeem the Series G Preferred Stock or use cash to reduce its liquidation preference while the FRBNY continues to hold any SPV Preferred Interests, but AIG will have the right to use cash to repurchase a corresponding amount of SPV Preferred Interests from the FRBNY, which will then be transferred to the Department of the Treasury and will accordingly reduce the aggregate liquidation preference of the Series G Preferred Stock. If the FRBNY no longer holds SPV Preferred Interests, AIG may use cash to reduce the liquidation preference of the Series G Preferred Stock or the Series G Preferred Stock will be redeemable in cash at AIG's option, at the liquidation preference plus accrued and unpaid dividends.

      If the FRBNY continues to hold any SPV Preferred Interests on March 31, 2012, AIG will draw down all remaining available funds under the Series G Drawdown Right to the extent of the remaining aggregate liquidation preference of those SPV Preferred Interests (or the full remaining available amount, if less). Such funds will also be used to repurchase SPV Preferred Interests to be transferred to the Department of the Treasury to repay the draw as described above. If, after giving effect to the foregoing, the Series G Preferred Stock has an outstanding aggregate liquidation preference on March 31, 2012, it will be converted into a number of shares of AIG common stock, par value $2.50 per share (AIG Common Stock), equal to the aggregate liquidation preference plus accrued and unpaid dividends divided by the lesser of 80 percent of the volume weighted average price of AIG Common Stock over the 20 trading days prior to the announcement date of the Recapitalization and 80 percent of the volume weighted average price of AIG Common Stock over a measurement period prior to the Closing.

  •
  Exchange of Series C, E and F Preferred Stock for AIG Common Stock:  At the Closing, (i) the shares of the Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (Series C Preferred Stock), held by the Trust will be exchanged for approximately 562.9 million shares of AIG Common Stock, which will simultaneously be distributed to the Department of the Treasury; (ii) the shares of the Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (Series E Preferred Stock) held by the Department of the Treasury will be exchanged for approximately 924.5 million shares of AIG Common Stock; and (iii) the shares of the Series F Preferred Stock held by the Department of the Treasury will be exchanged for (a) the Transferred SPV Preferred Interests (as described above), (b) newly issued shares of the Series G Preferred Stock and (c) approximately 167.6 million shares of AIG Common Stock. After completing the Recapitalization, the Department of the Treasury will hold approximately 1.655 billion shares of newly issued AIG Common Stock, representing ownership of approximately 92.1 percent of the AIG Common Stock that will be outstanding as of the Closing.

      AIG will agree to grant to the Department of the Treasury registration rights with respect to the shares of AIG Common Stock issued at the Closing on terms substantially consistent with those relating to the Series C Preferred Stock, subject to appropriate modifications relating to AIG's obligation to undertake an equity offering, including appropriate lock-up arrangements and restrictions on the exercise of registration rights by transferees.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

      The issuance of AIG Common Stock in connection with the exchange for the Series C Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock will significantly affect the determination of net income (loss) attributable to common shareholders and the weighted average shares outstanding, both of which are used to compute earnings (loss) per share.

  •
  Issuance to AIG's Shareholders of Warrants to Purchase AIG Common Stock:  Immediately after the Closing, AIG will issue to the holders of AIG Common Stock prior to the Closing, by means of a dividend, 10-year warrants to purchase up to 75 million shares of AIG Common Stock in the aggregate at an exercise price of $45.00 per share.

  •
  Exchange of Equity Units:  On October 8, 2010 AIG commenced a registered exchange offer in which it has offered shares of AIG Common Stock and cash for AIG's equity units mandatorily exchangeable for shares of AIG Common Stock that it previously issued in May 2008.

  •
  The Department of the Treasury's Outstanding Warrants:  The outstanding warrants currently held by the Department of the Treasury will remain outstanding following the Recapitalization, but no adjustment will be made to the terms of the warrants as a result of the Recapitalization.

    These transactions contemplated by the Recapitalization are subject to the negotiation and execution of definitive documentation, whose terms may differ from those described above, and include the following material conditions:

  •
  the Recapitalization transactions will generate aggregate proceeds sufficient to repay all amounts owing under the FRBNY Credit Facility;

  •
  the FRBNY will not hold SPV Preferred Interests having an aggregate liquidation preference in excess of $6 billion;

  •
  AIG and the primary insurance companies of Chartis and SunAmerica shall have rating profiles reasonably acceptable to the FRBNY, the Department of the Treasury, the Trust and AIG;

  •
  AIG shall have in place at the Closing available cash and third party financing commitments in amounts and on terms reasonably acceptable to the FRBNY, the Department of the Treasury and AIG;

  •
  AIG shall have achieved its year-end 2010 targets for the de-risking of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (AIGFP); and

  •
  shareholder, regulatory and other customary approvals.

Sales of Businesses and Specific Asset Dispositions

AIA Initial Public Offering

    During the second quarter of 2010, AIG and Prudential plc terminated the AIA purchase agreement entered during the first quarter of 2010, and in accordance with the terms of the purchase agreement, Prudential plc paid AIG a termination fee of $228 million, which was included in Net loss (gain) on sale of divested businesses in the Consolidated Statement of Income (Loss) during the second quarter of 2010. As a result of the termination, AIA is presented as part of continuing operations in the Consolidated Financial Statements (AIA was previously presented as discontinued operations upon the entry into the purchase agreement in the first quarter of 2010). See Note 2 herein for discussion of segment reporting presentation.

    On October 29, 2010, AIG completed an initial public offering of 8.08 billion ordinary shares of AIA for aggregate gross proceeds of approximately $20.51 billion. Upon completion of the initial public offering, AIG owned approximately 33 percent of AIA's outstanding shares. Accordingly in the fourth quarter of 2010, AIG will deconsolidate AIA and expects to record a material gain on the transaction. See Note 16 herein for additional information. Under the terms of an agreement with the underwriters, AIG is precluded from selling or hedging

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

any of its remaining shares of AIA until October 18, 2011 and more than half of its remaining shares of AIA until April 18, 2012. Based on AIG's significant continuing involvement, AIA is not being presented as a discontinued operation in the Consolidated Financial Statements at September 30, 2010. At October 29, 2010, the fair value of AIG's retained interest in AIA was approximately $11.8 billion.

    Under the Recapitalization Agreement in Principle, net cash proceeds from the AIA public offering will be held in escrow pending the Closing of the transactions contemplated by the Recapitalization Agreement in Principle. Upon the Closing, these cash proceeds will be loaned by AIA SPV to AIG and will be used to repay amounts owing under the FRBNY Credit Facility. If the transactions contemplated by the Recapitalization Agreement in Principle are not completed, AIG expects that the net proceeds would instead be used to pay down the liquidation preference of the AIA SPV Preferred Interests held by the FRBNY, including preferred returns. AIG expects that, unless otherwise agreed with the FRBNY, any excess would then be used to repay any outstanding debt under the FRBNY Credit Facility.

ALICO Sale

    On March 7, 2010, AIG and ALICO Holdings LLC (ALICO SPV), a special purpose vehicle formed by AIG, entered into a definitive agreement with MetLife, Inc. (MetLife) for the sale of American Life Insurance Company (ALICO) by ALICO SPV to MetLife, and the sale of Delaware American Life Insurance Company by AIG to MetLife, for consideration then valued at approximately $15.5 billion, consisting of $6.8 billion in cash and the remainder in equity securities of MetLife, subject to closing adjustments. The ALICO sale closed on November 1, 2010. The fair market value of the consideration at closing was approximately $16.2 billion.

    On the closing date, as consideration for the ALICO sale, ALICO SPV received net cash consideration of $7.2 billion (which included an upward price adjustment of approximately $400 million pursuant to the terms of the ALICO stock purchase agreement), 78,239,712 shares of MetLife common stock, 6,857,000 shares of newly issued MetLife participating preferred stock convertible into 68,570,000 shares of MetLife common stock upon the approval of MetLife shareholders, and 40,000,000 equity units of MetLife with an aggregate stated value of $3.0 billion. AIG intends to monetize these MetLife securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. AIG expects to record a material gain on the transaction in the fourth quarter.

    Under the Recapitalization Agreement in Principle, net cash proceeds from the ALICO sale will be held in escrow pending the Closing of the Recapitalization. Upon the Closing of the transactions contemplated by the Recapitalization Agreement in Principle, these cash proceeds will be loaned by ALICO SPV to AIG and will be used to repay amounts owing under the FRBNY Credit Facility. If the transactions contemplated by the Recapitalization Agreement in Principle are not completed, AIG expects that the cash proceeds would instead be paid to the FRBNY in its capacity as holder of preferred interests in ALICO SPV to reduce the aggregate outstanding liquidation preference of those preferred interests.

    Prior to conversion into MetLife common stock, the MetLife participating preferred stock will be entitled to dividends equivalent, on an as-converted basis, to those that may be declared from time to time on MetLife common stock.

    Each of the equity units of MetLife has an initial stated amount of $75 and consists of an ownership interest in three series of senior debt securities of MetLife and three stock purchase contracts with a weighted average life of approximately three years. The stock purchase contracts obligate the holder of an equity unit to purchase, and obligate MetLife to sell, a number of shares of MetLife common stock that will be determined based on the market price of MetLife common stock at the scheduled settlement dates under the stock purchase contracts (a minimum of 67,764,000 shares and a maximum of 84,696,000 shares in the aggregate for all equity units, subject to anti-dilution adjustments). The equity units provide for the remarketing of the senior debt securities to fund the purchase price of the MetLife common stock. They also entitle the holder to receive interest payments on the senior debt securities and deferrable contract payments at a combined rate equal to 5% of their stated amount.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The equity units have been placed in escrow as collateral to secure payments, if any, in respect of indemnity obligations owed by ALICO SPV to MetLife under the ALICO stock purchase agreement and other transaction agreements. The escrow collateral will be released to ALICO SPV over a 30-month period, to the extent not used to make indemnity payments or to secure pending indemnity claims submitted by MetLife.

AGF Sale

    On August 10, 2010, AIG entered into a definitive agreement to sell 80 percent of American General Finance Inc. (AGF) for $125 million. AIG will retain economic interests of 20 percent in the remaining AGF business and 16 percent of the voting rights. Based on other provisions of the sale, including lack of voting board representation, AIG will not have significant influence and therefore will carry AGF as a cost method investment. AGF has been reclassified as a discontinued operation as AIG is expected to have limited continuing involvement with AGF's operations. As a result of this transaction, AIG recorded an estimated pre-tax loss of approximately $1.9 billion in the third quarter of 2010. The transaction is expected to close by the end of 2010, subject to regulatory approvals and customary closing conditions.

AIG Star and AIG Edison Sale

    On September 29, 2010, AIG entered into a definitive agreement with Prudential Financial, Inc. for the sale of its Japan-based insurance subsidiaries, AIG Star and AIG Edison, for total consideration of $4.8 billion, less the principal balance of certain outstanding debt owed by AIG Star and AIG Edison as of the closing date. As of September 30, 2010, the outstanding principal balance of the debt approximated $0.6 billion. In connection with the sale, AIG recorded a goodwill impairment charge of $1.3 billion in the third quarter of 2010. The transaction is expected to close by the end of the first quarter of 2011, subject to regulatory approvals and customary closing conditions.

    See Note 3 for discussion of discontinued operations and Note 9 for a discussion of guarantees and indemnifications associated with sales of businesses.

Liquidity of Parent and Subsidiaries

    AIG manages liquidity at both the parent and subsidiary levels. AIG expects the parent's primary uses of available cash will be debt service and subsidiary funding.

    AIG expects that dividends, distributions, and other payments from subsidiaries will support AIG Parent's liquidity needs. The FRBNY Credit Facility is also expected to continue to be a source of liquidity until the Closing of the Recapitalization transaction, described more fully above, whereby AIG intends to fully repay and terminate the FRBNY Credit Facility. In addition, although the Department of the Treasury Commitment may also be used as a source of funding, primarily to support the capital needs of AIG's insurance company subsidiaries, AIG does not expect to utilize this Commitment for this purpose. Instead, AIG expects to use the Commitment as described under Repurchase and Exchange of the SPV Preferred Interests under Recapitalization above.

    In the event the Recapitalization does not close, AIG expects that the FRBNY Credit Facility and the Department of the Treasury Commitment will continue to be available under the existing terms and conditions to support AIG Parent's Liquidity needs.

    During the first nine months of 2010, ILFC made substantial progress in addressing its liquidity needs through a combination of new secured and unsecured debt issuances of approximately $8.8 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Approximately $4.0 billion of the $4.4 billion in debt issued in the third quarter of 2010 was used to repay loans from AIG. AIG used the $4.0 billion received from ILFC to reduce the principal amount outstanding under the FRBNY Credit Facility. Availability of $318 million of debt issuances is subject to the satisfaction of certain

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

collateralization milestones. In addition, during the nine-month period ended September 30, 2010, ILFC agreed to sell 64 aircraft to third parties, of which 59 aircraft, with an aggregate book value of approximately $2.6 billion, met the criteria to be classified as held for sale. These sales are expected to generate approximately $2.3 billion in gross proceeds during 2010. During the nine-month period ended September 30, 2010, 35 of the 64 aircraft were sold, of which 31 had been classified as held for sale. At September 30, 2010, 28 aircraft were recorded in Assets held for sale on the Consolidated Balance Sheet and the sales are expected to be completed for most of these aircraft during the remainder of 2010.

    Certain subsidiaries also have been dependent on the FRBNY and the Department of the Treasury (through AIG) to meet collateral posting requirements, to make debt repayments as amounts come due, and to meet capital or liquidity requirements. AIG expects that collateral posting requirements for AIG's Capital Markets business will continue to be reduced as that business continues to wind down.

    AIG Parent has not had access to its traditional sources of financing through the public debt markets since September 2008. AIG anticipates re-entering the long-term debt market in the fourth quarter of 2010.

Management's Assessment and Conclusion

    In assessing AIG's current financial position and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of AIG's risks and uncertainties, including but not limited to:

  •
  the ability of AIG to complete the transactions with the FRBNY, the Department of the Treasury and the Trust contemplated by the Recapitalization Agreement in Principle;

  •
  the commitment of the FRBNY and the Department of the Treasury to the orderly restructuring of AIG and their commitment to continuing to work with AIG to maintain its ability to meet its obligations as they come due;

  •
  the potential adverse effects on AIG's businesses that could result if there are further downgrades by rating agencies, including in particular, the uncertainty of estimates relating to the derivative transactions of Capital Markets, such as estimates of both the number of counterparties who may elect to terminate under contractual termination provisions and the amount that would be required to be paid in the event of a downgrade;

  •
  the potential for declines in bond and equity markets;

  •
  the pending sales of AGF, AIG Star and AIG Edison or the potential for delays in asset dispositions and reduction in the anticipated proceeds therefrom;

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

  •
  the potential that loss of key personnel could reduce the value of AIG's business and impair its ability to stabilize businesses and effect a successful asset disposition plan; and

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  •
  the potential for regulatory limitations on AIG's business in one or more countries, including as a result of the Recapitalization.

    Based on the U.S. government's continuing commitment, the already completed transactions with the FRBNY, the closing of the AIA IPO and the sale of ALICO, management's plans and progress made to stabilize AIG's businesses and dispose of certain assets, and after consideration of the risks and uncertainties of such plans, management believes that it will have adequate liquidity to finance and operate AIG's businesses, execute its asset disposition plan and repay its obligations for at least the next twelve months.

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

    It is possible that the actual outcome of one or more of management's plans could be materially different, that one or more of management's significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect and that AIG could fail to complete the Recapitalization. If one or more of these possible outcomes is realized and third party financing and existing liquidity sources, including those from the U.S. Government, are not sufficient, without continued support from the U.S. Government in the future there could exist substantial doubt about AIG's ability to continue as a going concern.

Accounting Policies

Transfers of Financial Assets

    Securities purchased (sold) under agreements to resell (repurchase), at contract value: Securities purchased under agreements to resell and Securities sold under agreements to repurchase (other than those entered into by Asset Management's Direct Investment business) generally are accounted for as collateralized borrowing or lending transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. AIG's Direct Investment business carries such agreements at fair value based on market observable interest rates and credit spreads. AIG's policy is to take possession of or obtain a security interest in securities purchased under agreements to resell.

    When AIG does not obtain cash collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract (generally less than 90 percent of the security value), AIG accounts for the transaction as a sale of the security and reports the obligation to repurchase the security as a derivative contract. Where securities are carried in the available for sale category, AIG records a gain or loss in income. Where changes in fair value of securities are recognized through income, no additional gain or loss is recognized. The fair value of securities transferred under repurchase agreements accounted for as sales was $2.5 billion and $2.3 billion at September 30, 2010 and December 31, 2009, respectively, and the related cash collateral obtained was $1.9 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively.

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

Recent Accounting Standards

Accounting Changes

    AIG adopted the following accounting standards during the first nine months of 2010:

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

Accounting for Embedded Credit Derivatives

    In March 2010, the FASB issued an accounting standard that amends the accounting for embedded credit derivative features in structured securities that redistribute credit risk in the form of subordination of one financial instrument to another. The new standard clarifies how to determine whether embedded credit derivative features, including those in collateralized debt obligations (CDOs), credit-linked notes (CLNs), synthetic CDOs and CLNs and other synthetic securities (e.g., commercial and residential mortgage-backed securities issued by securitization entities that wrote credit derivatives), are considered to be embedded derivatives that should be analyzed for potential bifurcation and separate accounting or, alternatively, for fair value accounting in connection with the application of the fair value option to the entire hybrid instrument. AIG adopted the new standard on July 1, 2010 and recorded a reclassification of $256 million of synthetic securities from Bonds available for sale to Bond trading securities and also reclassified a gain of $68 million from Accumulated other comprehensive income to Accumulated deficit as of July 1, 2010. Upon adoption, AIG accounts for its investments in synthetic securities otherwise requiring bifurcation at fair value, with changes in fair value recognized in earnings. The adoption of this new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Future Application of Accounting Standards

Consolidation of Investments in Separate Accounts

    In April 2010, the FASB issued an accounting standard that clarifies that an insurance company should not combine any investments held in separate account interests with its interest in the same investment held in its general account when assessing the investment for consolidation. Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. The standard also provides guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation of an investment is required and the insurer's interest is through its general account in addition to any separate accounts. The new standard is effective for interim and annual periods beginning on January 1, 2011 for AIG. Earlier application is permitted. AIG expects to adopt this new standard on January 1, 2011. AIG does not expect the adoption of this new standard to have a material effect on its consolidated financial condition, results of operations or cash flows.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

    In October 2010, the FASB issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is permitted. AIG has not determined whether it will adopt this new standard prospectively or retrospectively and is currently assessing the effect of adoption of this new standard on its consolidated financial condition, and results of operations and cash flows.

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

    In order to align financial reporting with changes made during the third quarter of 2010 to the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, the following changes were made to AIG's segment information.

  •
  As a result of AIG's entering into an agreement to sell AGF discussed in Note 1 herein, AGF is presented in discontinued operations and is no longer reported as part of the Financial Services segment. Following this classification of AGF as discontinued operations, AIG's remaining consumer finance businesses are now reported in AIG's Other operations category as part of Noncore businesses.

  •
  As a result of AIG's entering into an agreement to sell AIG Star and AIG Edison, AIG Star and AIG Edison are presented in discontinued operations and are no longer reported as part of the Foreign Life Insurance & Retirement Services segment.

  •
  During the third quarter of 2010, AIG's Asset Management group undertook the management responsibilities for non-derivative assets and liabilities of the Capital Markets businesses of the Financial Services segment. These assets and liabilities are being managed on a spread basis, in concert with the Matched Investment Program. Accordingly, gains and losses related to these assets and liabilities, primarily consisting of credit valuation adjustment gains and losses are reported in AIG's Other operations category as part of Asset Management — Direct Investment Business.

  •
  Intercompany interest related to loans from AIG Funding Inc. (AIG Funding) to AIGFP is no longer being allocated to Capital Markets from Other operations.

    The remaining Capital Markets derivatives business continues to be reported in the Financial Services segment as part of Capital Markets results.

    Prior periods have been revised to conform with the current period presentation for the above changes.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Total revenues:
General Insurance	$9,397	$9,032	$27,482	$25,986
Domestic Life Insurance & Retirement Services	3,944	2,587	10,147	7,788
Foreign Life Insurance & Retirement Services	4,021	3,651	10,691	10,803
Financial Services	1,182	2,406	3,399	5,357
Other	439	1,987	4,255	7,886
Consolidation and eliminations	108	(59)	(360)	(1,034)

Total revenues	$19,091	$19,604	$55,614	$56,786

Income (loss) from continuing operations before income tax expense (benefit):
General Insurance	$865	$682	$3,226	$1,763
Domestic Life Insurance & Retirement Services	998	(222)	1,413	(1,849)
Foreign Life Insurance & Retirement Services	691	531	2,091	1,317
Financial Services	(89)	1,150	(267)	1,532
Other	(2,506)	(3,064)	(3,439)	(9,025)
Consolidation and eliminations	463	406	774	438

Total income (loss) from continuing operations before income tax expense (benefit)	$422	$(517)	$3,798	$(5,824)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

General Insurance
Total revenues:
Commercial Insurance	$5,237	$5,706	$16,049	$16,241
Foreign General Insurance	4,160	3,326	11,433	9,745

Total revenues	$9,397	$9,032	$27,482	$25,986

Pre-tax income:
Commercial Insurance	$517	$593	$1,778	$941
Foreign General Insurance	348	89	1,448	822

Total pre-tax income	$865	$682	$3,226	$1,763

Domestic Life Insurance & Retirement Services
Total revenues:
Domestic Life Insurance	$2,077	$1,854	$5,989	$5,296
Domestic Retirement Services	1,867	733	4,158	2,492

Total revenues	$3,944	$2,587	$10,147	$7,788

Pre-tax income (loss):
Domestic Life Insurance	$343	$230	$854	$202
Domestic Retirement Services	655	(452)	559	(2,051)

Total pre-tax income (loss)	$998	$(222)	$1,413	$(1,849)

Financial Services
Total revenues:
Aircraft Leasing	$861	$1,284	$2,975	$3,949
Capital Markets	234	1,027	149	941
Other, including intercompany adjustments	87	95	275	467

Total revenues	$1,182	$2,406	$3,399	$5,357

Pre-tax income (loss):
Aircraft Leasing	$(214)	$307	$(122)	$1,033
Capital Markets	148	888	(83)	530
Other, including intercompany adjustments	(23)	(45)	(62)	(31)

Total pre-tax income (loss)	$(89)	$1,150	$(267)	$1,532

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Other
Total revenues:
Parent & Other	$(189)	$29	$1,239	$526
Mortgage Guaranty	252	292	832	905
Asset Management:
Direct Investment Business	66	313	333	202
Institutional Asset Management	49	(19)	328	659
Noncore businesses	11	241	332	4,074
Change in fair value of ML III	301	1,162	1,410	1,624
Consolidation and eliminations	(51)	(31)	(219)	(104)

Total revenues	$439	$1,987	$4,255	$7,886

Pre-tax loss:
Parent & Other	$(2,550)	$(2,996)	$(4,887)	$(7,824)
Mortgage Guaranty	(127)	(465)	214	(1,433)
Asset Management:
Direct Investment Business	(85)	136	(114)	(361)
Institutional Asset Management	(36)	(917)	(110)	(1,148)
Noncore businesses	(9)	16	48	117
Change in fair value of ML III	301	1,162	1,410	1,624

Total pre-tax loss	$(2,506)	$(3,064)	$(3,439)	$(9,025)

    AIG's Foreign Life Insurance & Retirement Services operations consist of a single internal reporting unit.

3. Discontinued Operations and Held-for-Sale Classification

Discontinued Operations

Sales of Businesses

    As discussed in Note 1 herein, during the first quarter of 2010, AIG entered into an agreement to sell ALICO for approximately $15.5 billion and in the third quarter of 2010, AIG entered into agreements to sell 80 percent of AGF for $125 million and its entire interest in AIG Star and AIG Edison for $4.8 billion. AIG will retain economic interests of 20 percent in the remaining AGF business and 16 percent of the voting rights. Based on other provisions of the sale, including lack of voting board representation, AIG will not have significant influence and therefore will carry AGF as a cost method investment. AGF has been reclassified as a discontinued operation as AIG is expected to have limited continuing involvement with AGF's operations. AIG Star and AIG Edison have also been reclassified as discontinued operations.

    In the fourth quarter of 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan for approximately $2.15 billion. On August 31, 2010, the Taiwan Financial Supervisory Commission did not approve the sale of Nan Shan to the purchasers. Although the sale was not approved by regulatory authorities in Taiwan, AIG is pursuing other opportunities to divest Nan Shan and believes the proceeds from the sale of this business will approximate the amount agreed to in the fourth quarter of 2009. In addition, AIG believes it will complete the sale of Nan Shan within 12 months with similar terms and conditions. Therefore, AIG continues to classify Nan Shan as held-for-sale and as a discontinued operation. This is based on management's expressed intent to exit the life insurance market in Taiwan.

    The sale of ALICO closed on November 1, 2010 and AIG expects that the AGF sale will close by the end of 2010, and that the AIG Star and AIG Edison sales will close during the first quarter of 2011, in each case subject

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

to regulatory approvals and customary closing conditions. Similarly, a sale of Nan Shan is expected to close within 12 months. Accordingly, the results of operations for these companies are presented as discontinued operations in AIG's Consolidated Statement of Income (Loss) for all periods presented and the aggregated assets and liabilities are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet at September 30, 2010 and at December 31, 2009 for Nan Shan and September 30, 2010 for ALICO, AGF, AIG Star and AIG Edison. ALICO, Nan Shan, AIG Star and AIG Edison previously had been components of the Foreign Life Insurance & Retirement Services reportable segment and AGF previously had been a component of the Financial Services reportable segment.

    Certain other sales completed during 2010 and 2009 were not classified as discontinued operations because AIG continued to generate significant direct revenue-producing or cost-generating cash flows from the businesses sold or because associated assets, liabilities and results of operations were not material, individually or in the aggregate, to AIG's consolidated financial position or results of operations.

The following table summarizes income (loss) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Revenues:
Premiums and other considerations	$4,651	$4,393	$14,573	$13,719
Net investment income	1,515	2,537	5,163	6,151
Net realized capital gains (losses)	364	(197)	(63)	(1,173)
Other income	228	599	1,246	1,741

Total revenues	6,758	7,332	20,919	20,438

Benefits, claims and expenses*	7,151	6,877	23,437	19,383
Interest expense allocation	135	143	407	487

Income (loss) from discontinued operations	(528)	312	(2,925)	568

Income (loss) on sales	(1,970)	-	(2,371)	-

Income (loss) from discontinued operations, before income tax expense (benefit)	(2,498)	312	(5,296)	568

Income tax expense (benefit)	(654)	218	(967)	(443)

Income (loss) from discontinued operations, net of tax	$(1,844)	$94	$(4,329)	$1,011

*
Includes a goodwill impairment charge of $3.3 billion for the nine months ended September 30, 2010 related to goodwill that had been allocated to ALICO as a consequence of ALICO's removal from the Japan and other operating segment. Also includes a goodwill impairment charge of $1.3 billion for the three and nine months ended September 30, 2010 related to the sales of AIG Star and AIG Edison.

Interest Expense Allocation

    In accordance with the terms of the FRBNY Credit Facility, net proceeds from dispositions, after taking into account taxes and transaction expenses, to the extent such proceeds do not represent capital of AIG's insurance subsidiaries required for regulatory or ratings purposes, are contractually required to be applied toward the repayment of the FRBNY Credit Facility as mandatory prepayments unless otherwise agreed with the FRBNY. Mandatory prepayments reduce the amount available to be borrowed under the FRBNY Credit Facility by the same amount as the prepayment. In conjunction with anticipated prepayments, an allocation of interest expense, including periodic amortization of the prepaid commitment fee asset, is included in Income (loss) from discontinued operations in the table above.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Interest expense allocated to discontinued operations does not currently give effect to the provisions of the Recapitalization Agreement in Principle discussed in Note 1, as these transactions are subject to the negotiation and execution of definitive documentation. For this reason, no interest allocation to discontinued operations related to the ALICO proceeds was required as the original terms required that proceeds be used to reduce the liquidation preference of the SPV Preferred Interests owned by the FRBNY.

    The interest expense allocated to discontinued operations was based on the anticipated net proceeds from the sales of AGF, AIG Star, AIG Edison and Nan Shan multiplied by the daily interest rate on the FRBNY Credit Facility for each respective period. The periodic amortization of the prepaid commitment fee allocated to discontinued operations was determined based on the ratio of funds committed to repay the FRBNY Credit Facility to the total available amount under the FRBNY Credit Facility.

    If the Recapitalization is not completed, proceeds from the sale of ALICO will be used to reduce the liquidation preference of a portion of the preferred interests owned by the FRBNY in the special purpose vehicle holding ALICO.

Held-for-Sale Classification

    In the third quarter of 2009, AIG entered into an agreement to sell its investment advisory and third party asset management business for $277 million cash at closing plus contingent consideration to be received over time. Prior to the closing of this transaction in the first quarter of 2010, this business was a component of the Asset Management business included within Other operations. This transaction met the criteria for held-for-sale accounting, and the assets and liabilities of this businesses were included as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. This transaction did not meet the criteria for discontinued operations accounting because of a significant continuation of activities between AIG and the business sold.

    In the third quarter of 2009, AIG entered into an agreement to combine its consumer finance business in Poland, conducted through AIG Bank Polska S.A., into the Polish consumer finance business of Santander Consumer Finance S.A. (SCB). The transaction closed on June 8, 2010. In exchange, AIG received an equity interest in SCB. Prior to the closing of the transaction, AIG Bank Polska S.A. was a component of the Financial Services reporting segment. This transaction met the criteria for held-for-sale accounting and, as a result, the assets and liabilities of these businesses were included as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. This transaction did not meet the criteria for discontinued operations accounting because of the equity interest in SCB that AIG received in this transaction.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes assets and liabilities held for sale:

(in millions)	September 30, 2010	December 31, 2009

Assets:
Fixed maturity securities	$157,807	$34,495
Deferred policy acquisition costs	17,533	3,322
Equity securities	8,163	2,947
Other invested assets	11,224	4,256
Short-term investments	10,442	3,501
Separate account assets	3,733	3,467
Mortgage and other loans receivable, net	8,329	3,997
Finance receivables, net	15,964	-
Goodwill	9	25
Other assets	664	369

Total assets of businesses held for sale	233,868	56,379

Flight equipment*	974	-

Assets held for sale	$234,842	$56,379

Liabilities:
Future policy benefits for life and accident and health insurance contracts	$85,865	$38,023
Policyholder contract deposits	91,571	3,133
Separate account liabilities	3,733	3,467
Other long-term debt	17,464	-
Other liabilities	10,690	3,976

Total liabilities of businesses held for sale	$209,323	$48,599

*
Represents 28 aircraft that remain to be sold under agreements for sale by ILFC as of September 30, 2010.

 4. Business Combination

    On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji Fire & Marine Insurance Company Limited (Fuji), a publicly traded Japanese insurance company with property/casualty insurance operations and a life insurance subsidiary. The acquisition of the additional voting shares for $145 million increased Chartis International's total voting ownership interest in Fuji from 41.7 percent to 54.8 percent, which resulted in Chartis International obtaining control of Fuji. This acquisition was made to increase Chartis International's share in the substantial Japanese insurance market, which is undergoing significant consolidation, and to achieve cost savings from synergies.

    The purchase was accounted for under the acquisition method. Because the acquisition was completed on March 31, 2010, the initial accounting for the acquisition was incomplete when AIG issued its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010. The initial purchase price allocation was based on financial information that was available at the time to identify and estimate certain of the fair values of assets acquired, liabilities assumed, and noncontrolling interests of Fuji as of the acquisition date. During the quarter ended June 30, 2010, Chartis International obtained additional information and revised the purchase price allocation, which included obtaining final appraisals of Fuji's insurance contracts, loans, certain real estate and intangible assets, and retrospectively adjusted the provisional amounts initially recorded. During the quarter ended September 30, 2010, adjustments to the previously reported purchase price allocation as of March 31, 2010 occurred as a result of new information that became known about market conditions in the life insurance industry in Japan that existed as of the acquisition date which, if known, would have reduced the amount recognized by Chartis International as of that date for the fair value of the business acquired (VOBA) of Fuji's life insurance subsidiary by approximately $132 million. Public announcements of

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

capital raising initiatives during this period in response to new regulatory solvency rules announced by the Japanese regulator prior to the acquisition date but not yet adopted indicated that market participants are managing to the target solvency margin ratios under the new solvency margin rules instead of the current solvency margin rules. As a result, Chartis International revised its target capital assumption in its VOBA calculation based on the new standard. In addition, Chartis International increased the previously reported purchase price allocation as of March 31, 2010 by approximately $11 million as a result of new information received during the quarter ended September 30, 2010 regarding certain assets and liabilities of Fuji.

    Additional adjustments to the purchase price allocation as of March 31, 2010 may occur if new information becomes known about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date.

The following table summarizes the estimated provisional fair values of major classes of identifiable assets acquired and liabilities assumed as of March 31, 2010 as previously reported and the revised amounts:

	At March 31, 2010
(in millions)	As Previously Reported	As Revised

Identifiable net assets:
Investments	$10,355	$10,355
Cash	14	14
Premiums and other receivables	752	752
Reinsurance assets	533	533
Value of business acquired	173	41
Real estate and other fixed assets	365	365
Other assets	89	88
Liability for unpaid claims and claims adjustment expense	(1,526)	(1,515)
Unearned premiums	(3,128)	(3,089)
Future policy benefits for life and accident and health insurance contracts	(1,968)	(1,968)
Policyholder contract deposits	(24)	(24)
Other policyholder funds	(3,483)	(3,483)
Other liabilities	(811)	(802)

Total preliminary identifiable net assets acquired	1,341	1,267
Less:
Cash consideration transferred	145	145
Fair value of the noncontrolling interest	498	498
Fair value of AIG's previous equity interest in Fuji	292	292

Bargain purchase gain	$406	$332

    During the three months ended March 31, 2010, AIG reported that in accordance with the acquisition method of accounting, Chartis International remeasured its equity interest in Fuji held prior to the acquisition of the additional shares to fair value, which resulted in a $25 million loss in the first quarter of 2010. The loss was recorded in Other realized capital gains (losses) in the Consolidated Statement of Income (Loss). The fair values of AIG's previously-held equity interest and the noncontrolling interest were based on Fuji's publicly-traded share price on the Tokyo Stock Exchange as of the acquisition date. Also during the first quarter of 2010, AIG reported that an insignificant amount of acquisition-related costs, consisting primarily of legal and transaction fees, was recorded in Other expenses in the Consolidated Statement of Income (Loss).

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    During the quarter ended June 30, 2010, AIG reported that the acquisition resulted in a bargain purchase gain of approximately $406 million, which was included in the Consolidated Statement of Income (Loss). The adjustments to the revised purchase price allocation during the quarter ended September 30, 2010 reduced the bargain purchase gain by approximately $74 million ($121 million before deferred tax benefit of decrease in Fuji Life VOBA of $47 million) to $332 million. AIG will retrospectively revise its results of operations for the three months ended March 31, 2010 when presenting comparative financial information containing that period. Consequently, the bargain purchase gain is included in the Consolidated Statement of Income (Loss) for the nine months ended September 30, 2010, but no portion is included for the three months ended September 30, 2010. The bargain purchase gain is primarily attributable to the depressed market value of Fuji's common stock, which AIG believes is the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. AIG anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

The following table summarizes selected amounts from the Consolidated Statement of Income (Loss) for the three months ended March 31, 2010 (recast to present AIA as a continuing operation) revised to present the bargain purchase gain in that period:

	Three Months Ended March 31, 2010
(dollars in millions, except per share data)	Before Revision*	As Revised

Total revenues	$17,852	$18,184
Income from continuing operations	1,878	2,210
Net income	2,099	2,431
Net income attributable to AIG	1,451	1,783
Net income attributable to AIG common shareholders	294	361
Income per common share attributable to AIG:
Basic:
Income from continuing operations	$1.85	$2.35
Diluted:
Income from continuing operations	$1.85	$2.35

*
Represents amounts originally reported for the three months ended March 31, 2010, adjusted to conform to the current discontinued operations presentation.

    Fuji's financial information is reported to Chartis International on a quarter lag. Because the acquisition occurred on March 31, 2010, only revenue and earnings of Fuji for the three months ended June 30, 2010 are included in the Consolidated Statement of Income (Loss) for the three- and nine-month periods ended September 30, 2010.

The following unaudited summarized pro forma consolidated income statement information assumes that the acquisition of Fuji occurred as of January 1, 2009. The pro forma amounts are for comparative purposes only and may not necessarily reflect the results of operations that would have resulted had the acquisition been

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

completed at the beginning of the applicable period and may not be indicative of the results that will be attained in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Total revenues	$19,091	$20,385	$57,554	$58,509
Income (loss) from continuing operations	(47)	(146)	2,876	(5,255)
Net loss	(1,891)	(52)	(1,453)	(4,244)
Net income (loss) attributable to AIG	(2,395)	437	(3,227)	(3,878)
Net income (loss) attributable to AIG common shareholders	(2,395)	88	(653)	(3,878)
Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	(3.97)	0.55	1.70	(35.82)
Diluted:
Income (loss) from continuing operations	(3.97)	0.55	1.70	(35.82)

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
  separate account assets;

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

  •
  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government and agency securities, most investment-grade and high-yield corporate bonds, certain residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized debt obligations/asset backed securities (CDO/ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, securities purchased (sold) under agreements to resell (repurchase), mutual fund and hedge fund investments, certain derivative contracts, guaranteed investment agreements (GIAs) for the Direct Investment business, other long-term debt and physical commodities.

  •
  Level 3:  Fair value measurements based on valuation techniques that use significant inputs that are unobservable. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain RMBS, CMBS and CDO/ABS, corporate debt, certain municipal and sovereign debt, certain derivative contracts (including Capital Markets' super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG's non-financial instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

    The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the levels noted above, and it is the observability of the inputs used that determines the appropriate level in the fair value hierarchy for the respective asset or liability.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Valuation Methodologies

Incorporation of Credit Risk in Fair Value Measurements

  •
  AIG's Own Credit Risk.  Fair value measurements for certain Direct Investment business' debt, GIAs, structured note liabilities and freestanding derivatives as well as Capital Markets derivatives incorporate AIG's own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap or cash bond spreads. A counterparty's net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all positions with AIG, as well as collateral posted by AIG with the counterparty at the balance sheet date.

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

    Adjustments to the fair value of AIG's interest in ML II are recorded on the Consolidated Statement of Income (Loss) in Net investment income for AIG's Domestic Life Insurance companies. Adjustments to the fair value of AIG's interest in ML III are recorded on the Consolidated Statement of Income (Loss) in Net investment income and, beginning in the second quarter of 2009, were included in Other operations results, reflecting the contribution to an AIG subsidiary. Prior to the second quarter of 2009, such amounts had been included in Other Parent company results. AIG's Maiden Lane Interests are included in Bond trading securities, at fair value, on the Consolidated Balance Sheet.

    As of September 30, 2010, AIG expected to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, in the Maiden Lane Interests over the remaining life of the investments after repayment of the first priority obligations owed to the FRBNY. AIG's cash flow methodology considers the capital structure of the collateral securities and their expected credit losses from the underlying asset pools. The fair values of the Maiden Lane Interests are most affected by changes in the discount rates and changes in the underlying estimated future collateral cash flow assumptions used in the valuation model.

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

	Fair Value Change
Nine Months Ended September 30, 2010 (in millions)
	Maiden Lane II	Maiden Lane III

Discount Rates:
200 basis point increase	$(131)	$(667)
200 basis point decrease	150	767
400 basis point increase	(246)	(1,248)
400 basis point decrease	323	1,653

Estimated Future Cash Flows:
10% increase	304	850
10% decrease	(313)	(852)
20% increase	602	1,692
20% decrease	(637)	(1,690)

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

American International Group, Inc. and Subsidiaries

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

AIGFP's Super Senior Credit Default Swap Portfolio

    AIGFP values AIGFP's CDS transactions written on the super senior risk layers of designated pools of debt securities or loans using internal valuation models, third-party price estimates and market indices. The principal market was determined to be the market in which super senior credit default swaps of this type and size would be transacted, or have been transacted, with the greatest volume or level of activity. AIG has determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

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

    AIG's valuation methodologies for the super senior credit default swap portfolio have evolved over time in response to market conditions and the availability of market observable information. AIG has sought to calibrate the methodologies to available market information and to review the assumptions of the methodologies on a regular basis.

    Regulatory capital portfolio: In the case of credit default swaps written to facilitate regulatory capital relief, AIG estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG continues to reassess the expected maturity of the portfolio. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of the Capital Accord of the Basel Committee on Banking Supervision (Basel I) that existed through the end of 2007 and which is in the process of being replaced by the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CDS transactions, except in a small number of specific instances. However, the Basel Committee announced that it had agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. In assessing the fair value of the regulatory capital CDS transactions, AIG also considers other market data, to the extent relevant and available. For further discussion, see Note 8 herein.

    Multi-sector CDO portfolios: AIG uses a modified version of the Binomial Expansion Technique (BET) model to value AIGFP's credit default swap portfolio written on super senior tranches of multi-sector collateralized debt obligations (CDOs) of ABS, including maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term 2a-7 eligible investments under the Investment Company Act of 1940 (2a-7 Puts). The BET model was developed in 1996 by a major rating agency to generate expected loss estimates for CDO tranches and derive a credit rating for those tranches, and remains widely used.

    AIG has adapted the BET model to estimate the price of the super senior risk layer or tranche of the CDO. AIG modified the BET model to imply default probabilities from market prices for the underlying securities and not from rating agency assumptions. To generate the estimate, the model uses the price estimates for the securities comprising the portfolio of a CDO as an input and converts those estimates to credit spreads over current LIBOR-based interest rates. These credit spreads are used to determine implied probabilities of default and expected losses on the underlying securities. This data is then aggregated and used to estimate the expected cash flows of the super senior tranche of the CDO.

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 62.7 percent of the underlying securities used in the valuation at September 30, 2010. When a price for an individual security is not provided by a CDO collateral manager, AIG derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

    The BET model also uses diversity scores, weighted average lives, recovery rates and discount rates. AIG employs a Monte Carlo simulation to assist in quantifying the effect on the valuation of the CDO of the unique aspects of the CDO's structure such as triggers that divert cash flows to the most senior part of the capital structure. The Monte Carlo simulation is used to determine whether an underlying security defaults in a given simulation scenario and, if it does, the security's implied random default time and expected loss. This information is used to project cash flow streams and to determine the expected losses of the portfolio.

    In addition to calculating an estimate of the fair value of the super senior CDO security referenced in the credit default swaps using its internal model, AIG also considers the price estimates for the super senior CDO securities provided by third parties, including counterparties to these transactions, to validate the results of the model and to determine the best available estimate of fair value. In determining the fair value of the super senior CDO security referenced in the credit default swaps, AIG uses a consistent process which considers all available pricing data points and eliminates the use of outlying data points. When pricing data points are within a reasonable range an averaging technique is applied.

    Corporate debt/Collateralized loan obligation (CLO) portfolios: In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIG uses a mathematical model that produces results that are closely aligned with prices received from third parties. This methodology is widely used by other market participants and uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

indices as inputs. One transaction, representing two percent of the total notional amount of the corporate arbitrage transactions, is valued using third party quotes given its unique attributes.

    AIG estimates the fair value of its obligations resulting from credit default swaps written on CLOs to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotes on the underlying super senior tranches referenced under the credit default swap contract.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

At September 30, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$334	$7,304	$-	$-	$-	$7,638
Obligations of states, municipalities and Political subdivisions	-	48,468	888	-	-	49,356
Non-U.S. governments	560	42,360	50	-	-	42,970
Corporate debt	7	149,137	2,888	-	-	152,032
Residential mortgage-backed securities (RMBS)	-	22,991	8,035	-	-	31,026
Commercial mortgage-backed securities (CMBS)	-	3,065	3,541	-	-	6,606
Collateralized Debt Obligations/Asset Backed Securities (CDO/ABS)	-	2,607	3,963	-	-	6,570

Total bonds available for sale	901	275,932	19,365	-	-	296,198

Bond trading securities:
U.S. government and government sponsored entities	93	6,956	-	-	-	7,049
Obligations of states, municipalities and Political subdivisions	-	316	-	-	-	316
Non-U.S. governments	-	855	17	-	-	872
Corporate debt	-	2,824	106	-	-	2,930
RMBS	-	1,987	98	-	-	2,085
CMBS	-	2,473	265	-	-	2,738
CDO/ABS	-	3,725	9,134	-	-	12,859

Total bond trading securities	93	19,136	9,620	-	-	28,849

Equity securities available for sale:
Common stock	8,917	29	55	-	-	9,001
Preferred stock	-	539	56	-	-	595
Mutual funds	1,298	370	2	-	-	1,670

Total equity securities available for sale	10,215	938	113	-	-	11,266

Equity securities trading:
Common stock	941	108	1	-	-	1,050
Preferred stock	-	1	-	-	-	1
Mutual funds	4,301	134	-	-	-	4,435

Total equity securities trading	5,242	243	1	-	-	5,486

Mortgage and other loans receivable	-	178	-	-	-	178
Other invested assets(c)	2,267	1,438	8,074	-	-	11,779
Unrealized gain on swaps, options and forward transactions:
Interest rate contracts	1	24,896	1,131	-	-	26,028
Foreign exchange contracts	-	221	14	-	-	235
Equity contracts	57	387	61	-	-	505
Commodity contracts	-	123	20	-	-	143
Credit contracts	-	2	423	-	-	425
Other contracts	10	702	81	-	-	793
Counterparty netting and cash collateral	-	-	-	(15,448)	(5,042)	(20,490)

Total unrealized gain on swaps, options and forward transactions	68	26,331	1,730	(15,448)	(5,042)	7,639

Securities purchased under agreements to resell	-	905	-	-	-	905
Short-term investments	4,408	13,774	-	-	-	18,182
Separate account assets	55,384	2,825	-	-	-	58,209
Other assets	-	14	-	-	-	14

Total	$78,578	$341,714	$38,903	$(15,448)	$(5,042)	$438,705

Liabilities:
Policyholder contract deposits	$-	$-	$4,763	$-	$-	$4,763
Securities sold under agreements to repurchase	-	3,242	-	-	-	3,242
Securities and spot commodities sold but not yet purchased	75	88	-	-	-	163
Unrealized loss on swaps, options and forward transactions:
Interest rate contracts	-	19,243	498	-	-	19,741
Foreign exchange contracts	-	446	1	-	-	447
Equity contracts	1	393	56	-	-	450
Commodity contracts	-	126	-	-	-	126
Credit contracts(d)	-	32	4,701	-	-	4,733
Other contracts	-	163	185	-	-	348
Counterparty netting and cash collateral	-	-	-	(15,448)	(3,942)	(19,390)

Total unrealized loss on swaps, options and forward transactions	1	20,403	5,441	(15,448)	(3,942)	6,455

Trust deposits and deposits due to banks and other depositors	-	15	-	-	-	15
Other long-term debt	-	12,296	1,004	-	-	13,300

Total	$76	$36,044	$11,208	$(15,448)	$(3,942)	$27,938

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

At December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$146	$5,077	$-	$-	$-	$5,223
Obligations of states, municipalities and Political subdivisions	219	53,270	613	-	-	54,102
Non-U.S. governments	312	64,519	753	-	-	65,584
Corporate debt	10	187,337	4,791	-	-	192,138
Residential mortgage-backed securities (RMBS)	-	21,670	6,654	-	-	28,324
Commercial mortgage-backed securities (CMBS)	-	8,350	4,939	-	-	13,289
Collateralized Debt Obligations/Asset Backed Securities (CDO/ABS)	-	2,167	4,724	-	-	6,891

Total bonds available for sale	687	342,390	22,474	-	-	365,551

Bond trading securities:
U.S. government and government sponsored entities	394	6,317	16	-	-	6,727
Obligations of states, municipalities and Political subdivisions	-	371	-	-	-	371
Non-U.S. governments	2	1,363	56	-	-	1,421
Corporate debt	-	5,205	121	-	-	5,326
RMBS	-	3,671	4	-	-	3,675
CMBS	-	2,152	325	-	-	2,477
CDO/ABS	-	4,381	6,865	-	-	11,246

Total bond trading securities	396	23,460	7,387	-	-	31,243

Equity securities available for sale:
Common stock	7,254	9	35	-	-	7,298
Preferred stock	-	760	54	-	-	814
Mutual funds	1,348	56	6	-	-	1,410

Total equity securities available for sale	8,602	825	95	-	-	9,522

Equity securities trading:
Common stock	1,254	104	1	-	-	1,359
Mutual funds	6,460	492	7	-	-	6,959

Total equity securities trading	7,714	596	8	-	-	8,318

Mortgage and other loans receivable	-	119	-	-	-	119
Other invested assets(c)	3,322	8,656	6,910	-	-	18,888
Unrealized gain on swaps, options and forward transactions	123	32,617	1,761	(19,054)	(6,317)	9,130
Securities purchased under agreements to resell	-	2,154	-	-	-	2,154
Short-term investments	1,898	22,077	-	-	-	23,975
Separate account assets	56,165	1,984	1	-	-	58,150
Other assets	-	18	270	-	-	288

Total	$78,907	$434,896	$38,906	$(19,054)	$(6,317)	$527,338

Liabilities:
Policyholder contract deposits	$-	$-	$5,214	$-	$-	$5,214
Securities sold under agreements to repurchase	-	3,221	-	-	-	3,221
Securities and spot commodities sold but not yet purchased	159	871	-	-	-	1,030
Unrealized loss on swaps, options and forward transactions(d)	8	24,789	7,826	(19,054)	(8,166)	5,403
Trust deposits and deposits due to banks and other depositors	-	15	-	-	-	15
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	2,742	-	-	-	2,742
Other long-term debt	-	12,314	881	-	-	13,195

Total	$167	$43,952	$13,921	$(19,054)	$(8,166)	$30,820

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.7 billion and $148 million, respectively, at September 30, 2010 and $1.6 billion and $289 million, respectively, at December 31, 2009.

(c)
Approximately 6 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at both September 30, 2010 and December 31, 2009. AIG's ownership in these funds represented 65.4 percent, or $1.5 billion, of Level 3 assets at September 30, 2010 and 71.1 percent, or $1.6 billion, of Level 3 assets at December 31, 2009.

(d)
Included in Level 3 is the fair value derivative liability of $4.0 billion and $4.8 billion at September 30, 2010 and December 31, 2009, respectively, on the Capital Markets super senior credit default swap portfolio.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transfers of Level 1 and Level 2 Assets and Liabilities

    Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. During the three- and nine-month periods ended September 30, 2010, AIG transferred certain assets from Level 1 to Level 2, including approximately $193 million and $264 million, respectively, of investments in U.S. government and government sponsored entities. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. AIG had no significant transfers from Level 2 to Level 1 during the three- and nine-month periods ended September 30, 2010.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2010 and 2009 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Income (Loss) during those periods related to the Level 3 assets and liabilities that remained on the Consolidated Balance Sheet at September 30, 2010 and 2009:

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements-Net(c)	Transfers(d)	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Three Months Ended September 30, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,086	$(10)	$37	$(94)	$(131)	$-	$-	$888	$-
Non-U.S. governments	42	-	3	4	1	-	-	50	-
Corporate debt	3,167	(23)	35	(58)	(117)	(66)	(50)	2,888	-
RMBS	7,114	(285)	609	(223)	828	46	(54)	8,035	-
CMBS	4,576	(185)	612	(153)	(391)	(37)	(881)	3,541	-
CDO/ABS	4,837	14	126	(354)	(449)	(64)	(147)	3,963	-

Total bonds available for sale	20,822	(489)	1,422	(878)	(259)	(121)	(1,132)	19,365	-

Bond trading securities:
Non-U.S. governments	7	-	-	16	(6)	-	-	17	-
Corporate debt	103	7	-	(4)	-	-	-	106	3
RMBS	5	(25)	-	-	118	-	-	98	(31)
CMBS	226	36	-	3	-	-	-	265	29
CDO/ABS	8,523	496	-	114	1	-	-	9,134	215

Total bond trading securities	8,864	514	-	129	113	-	-	9,620	216

Equity securities available for sale:
Common stock	32	(1)	9	7	7	1	-	55	-
Preferred stock	53	-	1	2	-	-	-	56	-
Mutual funds	20	-	1	(11)	(8)	-	-	2	-

Total equity securities available for sale	105	(1)	11	(2)	(1)	1	-	113	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-

Total equity securities trading	1	-	-	-	-	-	-	1	-

Other invested assets	6,780	77	114	(6)	1,390	153	(434)	8,074	(67)
Separate account assets	1	-	-	-	(1)	-	-	-	-

Total	$36,573	$101	$1,547	$(757)	$1,242	$33	$(1,566)	$37,173	$149

Liabilities:
Policyholder contract deposits	$(4,510)	$(60)	$-	$(193)	$-	$-	$-	$(4,763)	$222
Unrealized loss on swaps, options and forward transactions, net:
Interest rate contracts	151	(520)	1	903	98	-	-	633	185
Foreign exchange contracts	24	5	(2)	2	-	2	(18)	13	(4)
Equity contracts	-	34	-	(29)	-	-	-	5	1
Commodity contracts	17	5	-	(2)	-	-	-	20	(4)
Credit contracts	(4,583)	208	-	98	(1)	-	-	(4,278)	(237)
Other contracts	(107)	11	-	(16)	8	-	-	(104)	13

Total unrealized loss on swaps, options and forward transactions, net	(4,498)	(257)	(1)	956	105	2	(18)	(3,711)	(46)

Other long-term debt	(954)	(139)	-	68	21	-	-	(1,004)	177

Total	$(9,962)	$(456)	$(1)	$831	$126	$2	$(18)	$(9,478)	$353

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements-Net(c)	Transfers(d)	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Nine Months Ended September 30, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$613	$(31)	$24	$64	$218	$1	$(1)	$888	$-
Non-U.S. governments	753	-	3	28	6	(43)	(697)	50	-
Corporate debt	4,791	(33)	137	(293)	(1,505)	(113)	(96)	2,888	-
RMBS	6,654	(526)	1,601	(529)	878	140	(183)	8,035	-
CMBS	4,939	(767)	1,687	(307)	56	842	(2,909)	3,541	-
CDO/ABS	4,724	88	401	(514)	(343)	(113)	(280)	3,963	-

Total bonds available for sale	22,474	(1,269)	3,853	(1,551)	(690)	714	(4,166)	19,365	-

Bond trading securities:
U.S. government and government sponsored entities	16	-	-	-	-	(16)	-	-	-
Non-U.S. governments	56	-	-	(35)	2	(6)	-	17	-
Corporate debt	121	(9)	-	(4)	-	(2)	-	106	(8)
RMBS	4	(24)	-	-	118	-	-	98	(26)
CMBS	325	96	-	(92)	34	(22)	(76)	265	146
CDO/ABS	6,865	2,287	-	(22)	4	40	(40)	9,134	1,093

Total bond trading securities	7,387	2,350	-	(153)	158	(6)	(116)	9,620	1,205

Equity securities available for sale:
Common stock	35	(2)	10	2	10	-	-	55	-
Preferred stock	54	(5)	5	1	1	-	-	56	-
Mutual funds	6	-	-	(3)	(1)	-	-	2	-

Total equity securities available for sale	95	(7)	15	-	10	-	-	113	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Mutual funds	7	-	-	-	-	(1)	(6)	-	-

Total equity securities trading	8	-	-	-	-	(1)	(6)	1	-

Other invested assets	6,910	62	493	(930)	1,721	406	(588)	8,074	(258)
Other assets	270	-	-	(270)	-	-	-	-	-
Separate account assets	1	-	-	-	-	-	(1)	-	-

Total	$37,145	$1,136	$4,361	$(2,904)	$1,199	$1,113	$(4,877)	$37,173	$947

Liabilities:
Policyholder contract deposits	$(5,214)	$(684)	$-	$(461)	$-	$(144)	$1,740	$(4,763)	$(378)
Unrealized loss on swaps, options and forward transactions, net:
Interest rate contracts	(1,469)	13	-	1,098	991	-	-	633	236
Foreign exchange contracts	29	4	-	(1)	-	(1)	(18)	13	(7)
Equity contracts	74	(29)	-	(60)	20	-	-	5	2
Commodity contracts	22	-	-	(2)	-	-	-	20	-
Credit contracts	(4,545)	534	-	(265)	(2)	-	-	(4,278)	(740)
Other contracts	(176)	45	-	(3)	23	(3)	10	(104)	(12)

Total unrealized loss on swaps, options and forward transactions, net	(6,065)	567	-	767	1,032	(4)	(8)	(3,711)	(521)

Other long-term debt	(881)	(201)	-	690	(612)	-	-	(1,004)	235

Total	$(12,160)	$(318)	$-	$996	$420	$(148)	$1,732	$(9,478)	$(664)

Three Months Ended September 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$-	$-	$(2)	$-	$-	$-	$-	$-
Obligations of states, municipalities and political subdivisions	802	(6)	33	60	(8)	(6)	-	875	-
Non-U.S. governments	628	4	1	(11)	(2)	52	-	672	-
Corporate debt	6,156	44	224	(440)	28	(101)	-	5,911	-
RMBS	5,659	(309)	533	(186)	765	1	-	6,463	-
CMBS	2,187	(219)	341	(34)	882	288	-	3,445	-
CDO/ABS	3,378	(138)	1,004	22	126	7	-	4,399	-

Total bonds available for sale	18,812	(624)	2,136	(591)	1,791	241	-	21,765	-

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements-Net(c)	Transfers(d)	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Bond trading securities:
U.S. government and government sponsored entities	11	-	-	-	-	4	-	15	-
Non-U.S. governments	5	-	-	-	50	1	-	56	-
Corporate debt	214	17	-	(1)	(48)	13	-	195	21
RMBS	3	1	-	(1)	-	-	-	3	18
CMBS	37	(42)	-	(16)	110	76	-	165	(8)
CDO/ABS	4,991	1,486	-	126	-	2	-	6,605	853

Total bond trading securities	5,261	1,462	-	108	112	96	-	7,039	884

Equity securities available for sale:
Common stock	33	-	4	5	(1)	-	-	41	-
Preferred stock	48	-	2	4	1	-	-	55	-
Mutual funds	1	-	-	-	-	-	-	1	-

Total equity securities available for sale	82	-	6	9	-	-	-	97	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Mutual funds	16	-	-	-	-	(2)	-	14	-

Total equity securities trading	17	-	-	-	-	(2)	-	15	-

Other invested assets	8,418	(461)	397	(24)	(20)	(44)	-	8,266	(368)
Short-term investments	3	-	-	33	(3)	-	-	33	-
Other assets	288	(16)	-	17	-	-	-	289	(16)
Separate account assets	916	-	-	1	-	39	-	956	-

Total	$33,797	$361	$2,539	$(447)	$1,880	$330	$-	$38,460	$500

Liabilities:
Policyholder contract deposits	$(7,273)	$(1,372)	$-	$(155)	$-	$(17)	$-	$(8,817)	$2,239
Unrealized loss on swaps, options and forward transactions, net	(8,944)	661	1	667	109	-	-	(7,506)	1,003
Other long-term debt	(667)	(177)	-	17	(9)	-	-	(836)	178

Total	$(16,884)	$(888)	$1	$529	$100	$(17)	$-	$(17,159)	$3,420

Nine Months Ended September 30, 2009
Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$-	$-	$(2)	$-	$-	$-	$-	$-
Obligations of states, municipalities and political subdivisions	861	(19)	(10)	48	(5)	-	-	875	-
Non-U.S. governments	601	2	(2)	(2)	(65)	138	-	672	-
Corporate debt	6,103	(1)	929	(831)	(111)	(178)	-	5,911	-
RMBS	6,156	(847)	1,012	(484)	626	-	-	6,463	-
CMBS	1,663	(208)	297	(328)	972	1,049	-	3,445	-
CDO/ABS	3,440	(583)	1,075	(291)	731	27	-	4,399	-

Total bonds available for sale	18,826	(1,656)	3,301	(1,890)	2,148	1,036	-	21,765	-

Bond trading securities:
U.S. government and government sponsored entities	17	-	-	-	-	(2)	-	15	-
Non-U.S. governments	-	-	-	-	50	6	-	56	-
Corporate debt	261	(10)	-	(66)	1	9	-	195	15
RMBS	8	(4)	-	(1)	-	-	-	3	14
CMBS	45	(48)	-	(18)	110	76	-	165	(14)
CDO/ABS	6,656	374	-	(425)	-	-	-	6,605	1,489

Total bond trading securities	6,987	312	-	(510)	161	89	-	7,039	1,504

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Balance Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements-Net(c)	Transfers(d)	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Balance End of Period	Changes in Unrealized Gains (Losses) on Instruments Held at End of Period

Equity securities available for sale:
Common stock	55	(21)	11	5	(9)	-	-	41	-
Preferred stock	54	(6)	(2)	3	6	-	-	55	-
Mutual funds	2	-	(1)	-	-	-	-	1	-

Total equity securities available for sale	111	(27)	8	8	(3)	-	-	97	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Mutual funds	2	-	-	-	-	12	-	14	-

Total equity securities trading	3	-	-	-	-	12	-	15	-

Other invested assets	11,168	(1,774)	(1,935)	863	(18)	(38)	-	8,266	(1,532)
Short-term investments	-	-	-	33	-	-	-	33	-
Other assets	325	(25)	-	(11)	-	-	-	289	(24)
Separate account assets	830	-	-	1	-	125	-	956	-

Total	$38,250	$(3,170)	$1,374	$(1,506)	$2,288	$1,224	$-	$38,460	$(52)

Liabilities:
Policyholder contract deposits	$(5,458)	$(2,896)	$-	$(433)	$140	$(170)	$-	$(8,817)	$3,822
Securities sold under agreements to repurchase	(85)	4	-	81	-	-		-	-
Unrealized loss on swaps, options and forward transactions, net	(10,570)	367	(5)	3,289	(584)	(3)	-	(7,506)	4,196
Other long-term debt	(1,147)	76	-	151	84	-	-	(836)	2

Total	$(17,260)	$(2,449)	$(5)	$3,088	$(360)	$(173)	$-	$(17,159)	$8,020

(a)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)
Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Income (Loss) primarily as follows:

Major Category of Assets/Liabilities	Consolidated Statement of Income (Loss) Line Items

Bonds available for sale	• Net realized capital gains (losses)

Bond trading securities	• Net investment income
• Other income

Other invested assets	• Net realized capital gains (losses)
• Other income

Policyholder contract deposits	• Policyholder benefits and claims incurred
• Net realized capital gains (losses)

Unrealized loss on swaps, options and forward transactions, net	• Unrealized market valuation gains (losses) on Capital Markets super senior credit default swap portfolio
• Net realized capital gains (losses)
• Other income

(c)
Included within purchases, sales, issuances and settlements-net is approximately $210 million transferred from bonds available for sale to bond trading securities for the three- and nine-month periods ending September 30, 2010.

(d)
Transfers for the three months ended September 30, 2010 are comprised of gross transfers into Level 3 assets and liabilities of $2.7 billion and gross transfers out of Level 3 assets and liabilities of $1.7 billion. Transfers for the nine months ended September 30, 2010 are comprised of gross transfers into Level 3 assets and liabilities of $6.5 billion and gross transfers out of Level 3 assets and liabilities of $5.7 billion. AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above exclude $29.3 million of net gains related to assets and liabilities transferred into Level 3 during the three months ended September 30, 2010, and include $35.6 million of net gains related to assets and liabilities transferred out of Level 3 during the three months ended September 30, 2010 and exclude $23.6 million of net losses related to assets and liabilities transferred into Level 3 during the nine months ended September 30, 2010, and include $176.0 million of net gains related to assets and liabilities transferred out of Level 3 during the nine months ended September 30, 2010.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2010 and 2009 may include changes in fair value that were attributable to both observable inputs (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

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

    During the three- nine-month periods ended September 30, 2010, AIG transferred into Level 3 approximately $2.7 billion and $5.7 billion, respectively, of assets consisting of certain ABS, CMBS and RMBS, as well as private placement corporate debt, certain municipal bonds related to affordable housing partnerships and investment partnerships. The transfers into Level 3 related to investments in ABS, RMBS and CMBS were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. Transfers into Level 3 for private placement corporate debt were primarily the result of AIG overriding third party matrix pricing information downward to better reflect the additional risk premium associated with those securities that AIG believes was not captured in the matrix. Certain municipal bonds were transferred into Level 3 based on limited market activity for the particular issuances and related limitations on observable inputs for their valuation. Investment partnerships transferred into Level 3 were primarily comprised of certain hedge funds with limited market activity due to fund-imposed redemption restrictions.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable, or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the three- and nine-month periods ended September 30, 2010, AIG transferred approximately $1.6 billion and $4.5 billion, respectively, of assets out of Level 3. These transfers out of Level 3 are primarily related to investments in private placement corporate debt, investments in certain ABS, RMBS, CMBS and CDOs and certain investment partnerships. Transfers out of Level 3 for private placement corporate debt and for ABS were primarily the result of AIG using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for RMBS investments were primarily due to increased usage of pricing from valuation service providers that were reflective of market activity, where previously an internally adjusted price had been used. Similarly, transfers out of Level 3 for CMBS and CDO investments backed by corporate credits were primarily the result of AIG using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for both the CMBS and CDO investments were primarily due to increased observations of market transactions and price information for those securities. Certain investment partnerships were transferred out of Level 3 primarily due to the availability of information related to the underlying assets of these funds.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    AIG had no significant transfers into Level 3 liabilities during the three-month period ended September 30, 2010. During the nine-month period ended September 30, 2010, AIG transferred into Level 3 approximately $810 million of liabilities, primarily related to term notes and hybrid term notes, as well as certain derivatives. Term notes and hybrid term notes were transferred into Level 3 primarily due to an unobservable credit linked component comprising a significant amount of the valuations. As AIG provides net presentation of carrying values for its derivative positions in the table above, transfers out of Level 3 liabilities, which totaled approximately $129 million and $1.2 billion for the three- and nine-month periods ended September 30, 2010, respectively, primarily relate to certain derivative assets transferred into Level 3 due to the lack of observable inputs on certain interest rate swaps. Other transfers out of Level 3 liabilities were due to movement in market variables.

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

		September 30, 2010(a)			December 31, 2009
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value		Unfunded Commitments	Fair Value Using Net Asset Value		Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage.	$3,060		$1,299	$3,166		$1,553
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies.	208		117	543		103
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company.	354		64	427		48
Fund of funds	Funds that invest in other funds, which invest in various diversified strategies	-		-	334		-
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled.	260		72	238		91
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies.	316		154	235		157

Total private equity funds		4,198		1,706	4,943		1,952

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions, and other reorganizations.	1,268		2	1,426		-
Long-short	Securities the manager believes are undervalued, with corresponding short positions to hedge market risk.	973		-	955		-
Relative value	Funds that seek to benefit from market inefficiencies and value discrepancies between related investments.	238		-	286		-
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled.	372		21	272		-
Other	Non-U.S. companies, futures and commodities, macro and multi-strategy and industry-focused strategies.	619		-	785		-

Total hedge funds		3,470		23	3,724		-

Global real estate funds	U.S. and Non-U.S. commercial real estate.	117		20	929		64

Total		$7,785	(b)	$1,749	$9,596	(b)	$2,016

(a)
Due to the sale of the investment advisory business in the first quarter of 2010, certain partnerships and hedge funds are no longer carried at fair value and are not included in this table.

(b)
Includes investments of entities classified as held for sale of approximately $466 million and $1.1 billion at September 30, 2010 and December 31, 2009, respectively.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At September 30, 2010, private equity fund investments included above are not redeemable during the lives of the funds, and have expected remaining lives that extend in some cases more than 10 years. At that date, 37 percent of the total above had expected remaining lives of less than three years, 41 percent between 3 and 7 years, and 22 percent between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended at the fund manager's discretion, typically in one-year increments.

    At September 30, 2010, hedge fund investments included above are redeemable monthly (20 percent), quarterly (49 percent), semi-annually (4 percent) and annually (27 percent), with redemption notices ranging from 1 day to 180 days. More than 85 percent require redemption notices of less than 90 days. Investments representing approximately 68 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions were put in place in 2008, and do not have stated end dates. The remaining restrictions, which have pre-defined end dates, are generally expected to be lifted by the end of 2012. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid. In order to treat investors fairly and to accommodate subsequent subscription and redemption requests, the fund manager isolates these illiquid assets from the rest of the fund until the assets become liquid.

    At September 30, 2010, global real estate fund investments included above are not redeemable during the lives of the funds, and have expected remaining lives that extend in some cases more than 10 years. At that date, 58 percent of these funds had expected remaining lives of less than three years, 14 percent between 3 and 7 years, and 28 percent between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended at the fund manager's discretion, typically in one-year increments.

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

  •
  Flight Equipment Primarily Under Operating Leases:  When AIG determines the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in earnings. AIG measures the fair value of its commercial aircraft using an earnings approach based on the present value of all cash flows from existing and projected lease payments (based on historical experience and current expectations regarding market participants) for the period extending to the end of the aircraft's economic life in its highest and best use configuration, plus its disposition value.

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

  •
  Businesses Held for Sale:  When AIG determines that a business qualifies as held for sale and AIG's carrying amount is greater than the expected sale price less cost to sell, AIG records an impairment loss for the difference.

The following table presents assets (excluding discontinued operations) measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	Level 1	Level 2	Level 3	Total	2010	2009	2010	2009

At September 30, 2010
Goodwill	$-	$-	$-	$-	$-	$697	$-	$705
Investment real estate	-	-	2,610	2,610	21	522	551	1,021
Other investments	-	4	3,210	3,214	29	355	106	713
Aircraft	-	-	2,715	2,715	465	-	872	16
Other assets	-	-	-	-	-	5	5	86

Total	$-	$4	$8,535	$8,539	$515	$1,579	$1,534	$2,541

At December 31, 2009
Investment real estate	$-	$-	$3,148	$3,148
Other investments	99	-	1,005	1,104
Aircraft	-	-	62	62
Other assets	-	85	54	139

Total	$99	$85	$4,269	$4,453

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Impairment charges shown above for the nine months ended September 30, 2010 exclude a $3.3 billion goodwill impairment charge associated with the then-pending sale of ALICO and for the three and nine months ended September 30, 2010 excludes a $1.3 billion goodwill impairment charge associated with the pending sale of AIG Star and AIG Edison, all of which are reported in discontinued operations.

    During the three- and nine-month periods ended September 30, 2009, AIG recognized goodwill impairment charges primarily in the Institutional Asset Management business. These impairment charges related to a significant decline in certain consolidated warehoused investments as well as the consideration of recent transaction activity. AIG also recognized impairment charges related to certain investment real estate, proprietary real estate, private equity investments and other long-lived assets.

    The fair value disclosed in the table above is unadjusted for transaction costs. The amounts recorded on the Consolidated Balance Sheet are net of transaction costs.

Fair Value Option

    AIG may choose to measure at fair value financial instruments and certain other assets and liabilities that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings.

The following table presents the gains or losses recorded during the three- and nine-month periods ended September 30, 2010 and 2009 related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Assets:
Mortgage and other loans receivable	$28	$22	$65	$(7)
Trading securities	1,621	2,282	2,244	2,116
Trading – Maiden Lane Interests	457	1,414	1,846	126
Securities purchased under agreements to resell	18	2	14	(7)
Other invested assets	3	(7)	(42)	(31)
Short-term investments	-	1	1	1
Other assets	1	-	1	-

Liabilities:
Policyholder contract deposits(a)	(163)	(168)	(130)	(779)
Securities sold under agreements to repurchase	(130)	(80)	37	(59)
Securities and spot commodities sold but not yet purchased	-	(33)	(21)	(115)
Debt	(845)	(954)	(2,022)	2,101
Other liabilities	(1)	(62)	1	(218)

Total gain(b)	$989	$2,417	$1,994	$3,128

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

(b)
Excludes businesses held for sale in the Consolidated Balance Sheet. Also excluded from the table above were gains of $2.1 billion and $67 million for the three-month periods ended September 30, 2010 and 2009, respectively, and gains of $2.8 billion and $1.2 billion for the nine-month periods ended September 30, 2010 and 2009, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected. Included in these amounts were unrealized market valuation gains of $152 million and $959 million for the three-month periods ended September 30, 2010 and 2009, respectively, and unrealized market valuation gains of $432 million and $1.1 billion for the nine-month periods ended September 30, 2010 and 2009, respectively, related to Capital Markets' super senior credit default swap portfolio.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the Consolidated Statement of Income (Loss) depending on the nature of the instrument and related market conventions. For Direct Investment business-related activity, interest, dividend income, and interest expense are included in Other income. Otherwise, interest and dividend income are included in Net investment income in the Consolidated Statement of Income (Loss). Gains and losses on AIG's Maiden Lane interests are recorded in Net investment income. See Note 1(a) to the Consolidated Financial Statements of AIG's 2009 Financial Statements for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    During the three- and nine-month periods ended September 30, 2010, AIG recognized a loss of $226 million and of $452 million, respectively, and during the three- and nine-month periods ended September 30, 2009, AIG recognized a loss of $430 million and a gain of $194 million, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings, for which the fair value option was elected:

	At September 30, 2010			At December 31, 2009
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$178	$263	$(85)	$119	$253	$(134)
Liabilities:
Long-term debt	$11,817	$9,150	$2,667	$11,308	$10,111	$1,197

    At September 30, 2010 and December 31, 2009, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

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

The following table presents the carrying value and estimated fair value of AIG's financial instruments:

	September 30, 2010		December 31, 2009
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities	$325,047	$325,047	$396,794	$396,794
Equity securities	16,752	16,752	17,840	17,840
Mortgage and other loans receivable	22,943	23,660	27,461	25,957
Finance receivables, net of allowance	1,262	1,216	20,327	18,974
Other invested assets*	34,601	34,290	43,737	42,474
Securities purchased under agreements to resell	905	905	2,154	2,154
Short-term investments	34,462	34,462	47,263	47,263
Cash	1,668	1,668	4,400	4,400
Unrealized gain on swaps, options and forward transactions	7,639	7,639	9,130	9,130
Liabilities:
Policyholder contract deposits associated with investment-type contracts	110,935	124,405	168,846	175,612
Securities sold under agreements to repurchase	3,901	3,901	3,505	3,505
Securities and spot commodities sold but not yet purchased	163	163	1,030	1,030
Unrealized loss on swaps, options and forward transactions	6,455	6,455	5,403	5,403
Trust deposits and deposits due to banks and other depositors	936	936	1,641	1,641
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	4,739	4,739
Federal Reserve Bank of New York credit facility	20,470	20,598	23,435	23,390
Other long-term debt	93,419	91,165	113,298	94,458

*
Excludes aircraft asset investments held by non-Financial Services subsidiaries.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

September 30, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,323	$316	$(1)	$7,638	$-
Obligations of states, municipalities and political subdivisions	46,136	3,320	(100)	49,356	(30)
Non-U.S. governments	39,219	3,816	(65)	42,970	-
Corporate debt	138,276	14,753	(997)	152,032	95
Mortgage-backed, asset-backed and collateralized:
RMBS	31,916	1,183	(2,073)	31,026	(850)
CMBS	7,905	263	(1,562)	6,606	(359)
CDO/ABS	7,029	409	(868)	6,570	(33)

Total mortgage-backed, asset-backed and collateralized	46,850	1,855	(4,503)	44,202	(1,242)

Total bonds available for sale(b)	277,804	24,060	(5,666)	296,198	(1,177)
Equity securities available for sale:
Common stock	5,359	3,792	(150)	9,001	-
Preferred stock	475	123	(3)	595	-
Mutual funds	1,555	176	(61)	1,670	-

Total equity securities available for sale	7,389	4,091	(214)	11,266	-

Total(c)	$285,193	$28,151	$(5,880)	$307,464	$(1,177)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)	$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)	54,102	-
Non-U.S. governments	63,080	3,153	(649)	65,584	(1)
Corporate debt	185,188	10,826	(3,876)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)	28,324	(2,121)
CMBS	18,717	195	(5,623)	13,289	(739)
CDO/ABS	7,911	284	(1,304)	6,891	(63)

Total mortgage-backed, asset-backed and collateralized	58,801	1,470	(11,767)	48,504	(2,923)

Total bonds available for sale(b)	364,491	17,786	(16,726)	365,551	(2,805)
Equity securities available for sale:
Common stock	4,460	2,913	(75)	7,298	-
Preferred stock	740	94	(20)	814	-
Mutual funds	1,264	182	(36)	1,410	-

Total equity securities available for sale	6,464	3,189	(131)	9,522	-

Total(c)	$370,955	$20,975	$(16,857)	$375,073	$(2,805)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At September 30, 2010 and December 31, 2009, bonds available for sale held by AIG that were below investment grade or not rated totaled $22.7 billion and $24.5 billion, respectively.

(c)
Excludes $157.0 billion and $36.1 billion of available for sale investments at fair value from businesses held for sale at September 30, 2010 and December 31, 2009, respectively. See Note 3 herein.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unrealized losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2010*
Bonds available for sale:
U.S. government and government sponsored entities	$262	$1	$62	$-	$324	$1
Obligations of states, municipalities and political subdivisions	440	29	643	71	1,083	100
Non-U.S. governments	1,045	26	1,023	39	2,068	65
Corporate debt	5,516	293	9,600	704	15,116	997
RMBS	3,615	79	8,329	1,994	11,944	2,073
CMBS	268	25	3,151	1,537	3,419	1,562
CDO/ABS	474	66	2,685	802	3,159	868

Total bonds available for sale	11,620	519	25,493	5,147	37,113	5,666
Equity securities available for sale:
Common stock	1,226	150	-	-	1,226	150
Preferred stock	6	3	-	-	6	3
Mutual funds	688	61	-	-	688	61

Total equity securities available for sale	1,920	214	-	-	1,920	214

Total	$13,540	$733	$25,493	$5,147	$39,033	$5,880

December 31, 2009*
Bonds available for sale:
U.S. government and government sponsored entities	$1,414	$35	$105	$14	$1,519	$49
Obligations of states, municipalities and political subdivisions	5,405	132	3,349	253	8,754	385
Non-U.S. governments	7,842	239	3,286	410	11,128	649
Corporate debt	24,696	1,386	22,139	2,490	46,835	3,876
RMBS	7,135	3,051	6,352	1,789	13,487	4,840
CMBS	5,013	3,927	4,528	1,696	9,541	5,623
CDO/ABS	2,809	1,119	1,693	185	4,502	1,304

Total bonds available for sale	54,314	9,889	41,452	6,837	95,766	16,726
Equity securities available for sale:
Common stock	933	75	-	-	933	75
Preferred stock	172	20	-	-	172	20
Mutual funds	333	36	-	-	333	36

Total equity securities available for sale	1,438	131	-	-	1,438	131

Total	$55,752	$10,020	$41,452	$6,837	$97,204	$16,857

*
Excludes fixed maturity and equity securities of businesses held for sale. See Note 3 herein.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At September 30, 2010, AIG held 4,603 and 768 of individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 3,216 individual securities were in a continuous unrealized loss position for longer than twelve months.

    AIG did not recognize in earnings the unrealized losses on these fixed maturity securities at September 30, 2010, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
September 30, 2010 (in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$10,667	$10,782	$1,421	$1,399
Due after one year through five years	58,462	61,988	6,484	6,227
Due after five years through ten years	69,432	76,096	4,337	4,100
Due after ten years	92,393	103,130	7,512	6,865
Mortgage-backed, asset-backed and collateralized	46,850	44,202	23,025	18,522

Total	$277,804	$296,198	$42,779	$37,113

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of AIG's available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$879	$46	$1,482	$1,228	$1,449	$143	$2,457	$1,812
Equity securities	184	43	200	40	477	73	380	199

Total	$1,063	$89	$1,682	$1,268	$1,926	$216	$2,837	$2,011

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    For the three- and nine-month periods ended September 30, 2010, the aggregate fair value of available for sale securities sold at a loss was $1.0 billion and $3.4 billion, respectively, which resulted in net realized capital losses of $84 million and $191 million, respectively. The average period of time that securities sold at a loss during the nine-month period ended September 30, 2010 were trading continuously at a price below cost or amortized cost was approximately five months.

Evaluating Investments for Other-Than-Temporary Impairments

    On April 1, 2009, AIG adopted a new accounting standard on a prospective basis addressing the evaluation of fixed maturity securities for other-than-temporary impairments. These requirements significantly altered AIG's policies and procedures for determining impairment charges recognized through earnings. The standard requires a company to recognize the credit component (a credit impairment) of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in Accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changes the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold the security until recovery and requires additional disclosures. A credit impairment, which is recognized in earnings when it occurs, is the difference between the amortized cost of the fixed maturity security and the estimated present value of cash flows expected to be collected (recovery value), as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized as a separate component of Accumulated other comprehensive income (loss). AIG refers to both credit impairments and impairments recognized as a result of intent to sell as "impairment charges." The impairment model for equity securities was not affected by the standard.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG(a):

	September 30, 2010
(in millions)	Three Months Ended	Nine Months Ended

Balance, beginning of period	$8,007	$7,803
Increases due to:
Credit impairments on new securities subject to impairment losses	142	432
Additional credit impairments on previously impaired securities	278	1,088
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(227)	(791)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	(493)	(498)
Accretion on securities previously impaired due to credit(b)	(83)	(269)
Hybrid securities with embedded credit derivatives reclassified to Bonds trading securities	(748)	(748)
Foreign exchange translation adjustments	6	(11)
Impairments on securities reclassified to Assets held for sale	(186)	(309)
Other	(1)	(2)

Balance, end of period	$6,695	$6,695

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

American International Group, Inc. and Subsidiaries

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

Exposure to Loss

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $1.5 billion and $2.2 billion at September 30, 2010 and December 31, 2009, respectively.

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

	VIE Assets*		VIE Liabilities		Off-Balance Sheet Exposure
(in billions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Real estate and investment funds	$9.0	$4.6	$2.8	$2.9	$0.3	$0.6
Commercial paper conduit	0.6	3.6	0.2	3.0	-	-
CDOs	-	0.2	-	0.1	-	-
Affordable housing partnerships	3.3	2.5	0.3	-	-	-
Other	4.6	3.4	1.8	2.1	-	-
VIEs of businesses held for sale	10.6	-	2.5	-	0.1	-

Total	$28.1	$14.3	$7.6	$8.1	$0.4	$0.6

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
		On-Balance Sheet		Off-Balance Sheet
(in billions)	Total VIE Assets	Purchased and Retained Interests	Other	Commitments and Guarantees	Total

September 30, 2010
Real estate and investment funds	$21.9	$2.9	$-	$0.5	$3.4
Affordable housing partnerships	0.6	-	0.6	-	0.6
Maiden Lane Interests	40.3	7.1	-	-	7.1
Other	2.0	-	0.1	0.5	0.6
VIEs of businesses held for sale	9.5	2.3	0.6	0.1	3.0

Total	$74.3	$12.3	$1.3	$1.1	$14.7

December 31, 2009
Real estate and investment funds	$23.3	$3.2	$0.4	$1.6	$5.2
Affordable housing partnerships	1.3	-	1.3	-	1.3
Maiden Lane Interests	38.7	5.3	-	-	5.3
Other	7.6	1.2	0.5	-	1.7

Total	$70.9	$9.7	$2.2	$1.6	$13.5

Balance Sheet Classification

AIG's interest in the assets and liabilities of consolidated and unconsolidated VIEs were classified on the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Assets:
Available for sale securities	$0.3	$0.9	$-	$0.3
Trading securities	3.2	3.9	7.4	6.4
Other invested assets	9.7	3.6	3.6	3.6
Other asset accounts	4.3	5.9	0.1	1.6
Assets held for sale	10.6	-	2.7	-

Total	$28.1	$14.3	$13.8	$11.9

Liabilities:
FRBNY commercial paper funding facility	$-	$2.7	$-	$-
Other long-term debt	4.0	4.6	-	-
Other liability accounts	1.1	0.8	0.2	-
Liabilities held for sale	2.5	-	-	-

Total	$7.6	$8.1	$0.2	$-

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    AIG, through its Direct Investment subsidiaries, also invests in CDOs and similar structures, which can be cash-based or synthetic and are managed by third parties. The role of Direct Investment subsidiaries is generally limited to that of a passive investor. They do not manage such structures.

    AIG's maximum exposure in these types of structures is limited to its investment in securities issued by these entities. Based on the nature of AIG's investments and its passive involvement in these types of structures, AIG has determined that it is not the primary beneficiary of these entities. The fair values of AIG's investments in these structures are reported in Notes 5 and 6 herein.

    See Notes 5, 6 and 10 of Notes to Consolidated Financial Statements of AIG's 2009 Financial Statements for additional information on VIEs and asset-backed securities.

8. Derivatives and Hedge Accounting

    AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP had also transacted in derivatives as a dealer and had acted as an intermediary between the relevant AIG subsidiary and the counterparty. AIG is replacing AIGFP with AIG Markets for purposes of acting as an intermediary between the AIG subsidiary and the third-party counterparty as part of its wind-down of AIGFP.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	September 30, 2010				December 31, 2009
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$3,071	$493	$656	$65	$10,612	$2,129	$3,884	$375
Derivatives not designated as hedging instruments:
Interest rate contracts(c)	200,461	25,535	187,035	19,676	345,614	27,451	300,847	23,718
Foreign exchange contracts	5,273	235	6,883	447	16,662	720	9,719	939
Equity contracts	5,438	505	2,251	450	8,175	1,184	7,713	1,064
Commodity contracts	189	143	223	126	759	883	381	373
Credit contracts	2,148	425	93,975	4,733	3,706	1,210	190,275	5,815
Other contracts	28,127	798	15,820	1,819	34,605	928	23,310	1,101

Total derivatives not designated as hedging instruments	241,636	27,641	306,187	27,251	409,521	32,376	532,245	33,010

Total derivatives	$244,707	$28,134	$306,843	$27,316	$420,133	$34,505	$536,129	$33,385

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

(c)
Includes cross currency swaps.

The following table presents the fair values of derivative assets and liabilities on the Consolidated Balance Sheet:

	September 30, 2010				December 31, 2009
	Derivative Assets(a)		Derivative Liabilities(b)		Derivative Assets(c)		Derivative Liabilities(d)
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Capital Markets derivatives	$218,883	$23,508	$273,259	$22,697	$400,223	$31,951	$499,821	$30,930
All other derivatives	25,824	4,626	33,584	4,619	19,910	2,554	36,308	2,455

Total derivatives, gross	$244,707	28,134	$306,843	27,316	$420,133	34,505	$536,129	33,385

Counterparty netting(e)		(15,448)		(15,448)		(19,054)		(19,054)
Cash collateral(f)		(5,042)		(3,942)		(6,317)		(8,166)

Total derivatives, net		7,644		7,926		9,134		6,165

Less: Bifurcated embedded derivatives		5		1,471		4		762

Total derivatives on balance sheet		$7,639		$6,455		$9,130		$5,403

(a)
Included in all other derivatives are bifurcated embedded derivatives which are recorded in Bonds available for sale, at fair value.

(b)
Included in all other derivatives are bifurcated embedded derivatives which are recorded in Policyholder contract deposits, Other invested assets, Bonds available for sale, at fair value, and Common and preferred stock.

(c)
Included in all other derivatives are bifurcated embedded derivatives which are recorded in Bonds available for sale, at fair value, and Policyholder contract deposits.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(d)
Included in all other derivatives are bifurcated embedded derivatives which are recorded in Policyholder contract deposits and Common and preferred stock.

(e)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(f)
Represents cash collateral posted and received.

 Hedge Accounting

    AIG designated certain derivatives entered into by AIGFP and AIG Markets with third parties as either fair value or cash flow hedges of certain debt issued by AIG Parent, ILFC and AGF. The fair value hedges included (i) interest rate swaps that were designated as hedges of the change in the fair value of fixed rate debt attributable to changes in the benchmark interest rate and (ii) foreign currency swaps designated as hedges of the change in fair value of foreign currency denominated debt attributable to changes in foreign exchange rates and in certain cases also the benchmark interest rate. With respect to the cash flow hedges, (i) interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate, and (ii) foreign currency swaps were designated as hedges of changes in cash flows on foreign currency denominated debt attributable to changes in the benchmark interest rate and foreign exchange rates.

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

    AIG uses debt instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments in the foreign currency translation adjustment within Accumulated other comprehensive loss. Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign currency translation adjustment and the ineffective portion, if any, is recorded in earnings. If (1) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (2) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. For the three- and nine-month periods ended September 30, 2010, AIG recognized gains (losses) of $(37) million and $22 million, respectively, and for the three- and nine-month periods ended September 30, 2009, AIG recognized gains (losses) of $24 million and $(73) million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships on the Consolidated Statement of Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Interest rate contracts(a)(b):
Gain recognized in earnings on derivatives	$104	$527	$262	$57
Gain (loss) recognized in earnings on hedged items(c)	(50)	(515)	(119)	53
Gain recognized in earnings for ineffective portion and amount excluded from effectiveness testing	9	11	39	98

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b)
Includes $8 million and $12 million, respectively, for the three-month periods ended September 30, 2010 and 2009 and $32 million and $104 million, respectively, for the nine-month periods ended September 30, 2010 and 2009 related to the ineffective portion. Includes $0 million and $(1) million, respectively, for the three-month periods ended September 30, 2010 and 2009 and $7 million and $(6) million, respectively, for the nine-month periods ended September 30, 2010 and 2009 related to amounts excluded from effectiveness testing

(c)
The three- and nine-month periods ended September 30, 2010 includes $45 million and $104 million, respectively, representing the amortization of debt basis adjustment following the discontinuation of hedge accounting on certain positions.

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships on the Consolidated Statement of Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Interest rate contracts(a):
Gain (loss) recognized in OCI on derivatives	$(66)	$12	$(25)	$84
Gain (loss) reclassified from Accumulated OCI into earnings(b)	(67)	19	(65)	9
Gain (loss) recognized in earnings on derivatives for ineffective portion	-	9	(6)	10

(a)
Gains and losses reclassified from Accumulated other comprehensive income are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At September 30, 2010, $43 million of the deferred net loss in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months.

 Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments on the Consolidated Statement of Income (Loss):

	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

By Derivative Type:
Interest rate contracts(a)	$413	$(751)	$156	$458
Foreign exchange contracts	(238)	224	(125)	(580)
Equity contracts	(170)	(263)	161	(37)
Commodity contracts	9	43	(2)	115
Credit contracts	213	1,346	662	1,610
Other contracts(b)	164	3	(430)	566

Total	$391	$602	$422	$2,132

By Classification:
Premiums and other considerations	$22	$13	$62	$48
Net investment income	12	5	21	16
Net realized capital gains (losses)	723	(670)	(674)	876
Unrealized market valuation gains on Capital Markets super senior credit default swap portfolio	152	959	432	1,143
Other income	(518)	295	581	49

Total	$391	$602	$422	$2,132

(a)
Includes cross currency swaps.

(b)
Includes embedded derivative gains of $61 million and $67 million, respectively, for the three months ended September 30, 2010 and September 30, 2009; and losses of $618 million and gains of $1.3 billion, respectively, for the nine months ended September 30, 2010 and September 30, 2009.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Capital Markets Derivatives

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

    Capital Markets' derivative transactions involving interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. AIGFP typically became a principal in the exchange of interest payments between the parties and, therefore, is exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity, and equity swaps are similar to interest rate swaps, but involve the exchange of specific currencies or cash flows based on the underlying commodity, equity securities or indices. Also, they may involve the exchange of notional amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction.

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, on a security by security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $433 million of securities to economically hedge its credit risk.

    The timing and the amount of cash flows relating to Capital Markets' foreign exchange forwards and exchange traded futures and options contracts are determined by each of the respective contractual agreements.

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

Capital Markets Super Senior Credit Default Swaps

    AIGFP entered into credit default swap transactions with the intention of earning revenue on credit exposure. In the majority of Capital Markets' credit default swap transactions, AIGFP sold credit protection on a designated portfolio of loans or debt securities. Generally, AIGFP provides such credit protection on a "second loss" basis, meaning that AIGFP would incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeds a specified threshold amount or level of "first losses."

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2010(a)	December 31, 2009(a)	September 30, 2010(b)(c)	December 31, 2009(b)(c)
(in millions)					2010(c)	2009(c)	2010(c)	2009(c)

Regulatory Capital:
Corporate loans	$28,592	$55,010	$-	$-	$-	$-	$-	$-
Prime residential mortgages	35,455	93,276	(208)	(137)	45	-	71	-
Other	1,403	1,760	22	21	6	16	(1)	25

Total	65,450	150,046	(186)	(116)	51	16	70	25

Arbitrage:
Multi-sector CDOs(d)	6,929	7,926	3,640	4,418	117	332	516	(761)
Corporate debt/CLOs(e)	12,512	22,076	308	309	8	566	(82)	1,716

Total	19,441	30,002	3,948	4,727	125	898	434	955

Mezzanine tranches(f)	2,880	3,478	215	143	(24)	45	(72)	163

Total	$87,771	$183,526	$3,977	$4,754	$152	$959	$432	$1,143

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of ($34) million and ($85) million in the three-month periods ended September 30, 2010 and 2009, respectively, and credit valuation adjustment gains (losses) of ($124) million and $4 million in the nine-month periods ended September 30, 2010 and 2009, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the nine-month period ended September 30, 2010, AIGFP terminated a super senior CDS transaction with its counterparty with a net notional amount of $296 million, included in Multi-sector CDOs. This transaction was terminated at approximately its fair value at the time of the termination. As a result, a $202 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the nine-month period ended September 30, 2010, AIGFP also paid $60 million to its counterparty with respect to multi-sector CDOs. Upon payment, a $60 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also includes $5.6 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2010 and December 31, 2009, respectively.

(e)
During the nine-month period ended September 30, 2010, AIGFP terminated super senior CDS transactions with its counterparties with a net notional amount of $9.3 billion, included in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, an $83 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Corporate debt/CLOs also includes $1.5 billion and $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at September 30, 2010 and December 31, 2009, respectively.

(f)
Net of offsetting purchased CDS of $1.4 billion and $1.5 billion in net notional amount at September 30, 2010 and December 31, 2009, respectively.

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

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of September 30, 2010 was 0.4 years for the regulatory capital corporate loan portfolio, 3.5 years for the regulatory capital prime residential mortgage portfolio, 5.0 years for the regulatory capital other portfolio, 6.4 years for the multi-sector CDO arbitrage portfolio and 4.5 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

    The regulatory capital portfolio represents derivatives written for financial institutions in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as the implementation of Basel II. During the nine-month period ended September 30, 2010, $61.6 billion in net notional amount was terminated or matured at no cost to AIGFP. Through October 29, 2010, AIGFP had also received termination notices for an additional $16.1 billion in net notional amount with effective termination dates in 2010.

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

    The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the prime residential mortgage and corporate loan referenced portfolios at September 30, 2010 was 13.16 percent and 15.79 percent, respectively. The highest realized losses to date in any single residential mortgage and corporate loan pool were 2.58 percent and 0.52 percent, respectively. The corporate loan transactions are each comprised of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally expire within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP's super senior CDS exposure.

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. AIGFP's continues to reassess the expected maturity of this portfolio. As of September 30, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 2.18 years. AIGFP has not been required to make any payments as part of terminations initiated by

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, in 2009, the Basel Committee announced that it had agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

Arbitrage Portfolio

    The arbitrage portfolio includes arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

    The outstanding multi-sector CDO portfolio at September 30, 2010 was written on CDO transactions (including synthetic CDOs) that generally held a concentration of RMBS, CMBS and inner CDO securities. At September 30, 2010, approximately $3.3 billion net notional amount (fair value liability of $2.0 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP's portfolio also included both high grade and mezzanine CDOs.

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

    Included in the multi-sector CDO portfolio are 2a-7 Puts. Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer's remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par so long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred. At September 30, 2010 and December 31, 2009, there were $385 million and $1.6 billion, respectively, of net notional amount of 2a-7 Puts issued by AIGFP outstanding. During the third quarter of 2010, $423 million of net notional amount of 2a-7 Puts were terminated. AIGFP is not a party to any commitments to issue any additional 2a-7 Puts.

    ML III has agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs with respect to the $138 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to December 31, 2010 and $73 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may be exercised on or prior to April 30, 2011. In addition, there are $174 million notional amount of multi-sector CDOs held by ML III with 2a-7 Puts that may not be exercised on or prior to December 31, 2010, for which ML III has only agreed not to exercise its put option on multi-sector CDOs or simultaneously to exercise its put option with a corresponding par purchase of the multi-sector CDOs through December 31, 2010. In exchange, AIGFP has agreed to pay to ML III the consideration that it receives for providing the put protection. Additionally, ML III has agreed that if it sells any such multi-sector CDO with a 2a-7 Put to a third-party purchaser, such sale will be conditioned upon, among other things, such third-party purchaser agreeing that until the legal final maturity date of such multi-sector CDO it will not exercise its put option on such multi-sector CDO or it will make a corresponding par purchase of such multi-sector CDO simultaneously with the exercise of its put option. In

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

exchange for such commitment from the third-party purchaser, AIGFP will agree to pay to such third-party purchaser the consideration that it receives for providing the put protection.

    ML III has agreed to assist AIGFP in efforts to mitigate or eliminate AIGFP's obligations under such 2a-7 Puts relating to multi-sector CDOs held by ML III prior to the expiration of ML III's obligations with respect to such multi-sector CDOs. During the nine-month period ended September 30, 2010, AIGFP was successful, with the cooperation of ML III, in eliminating AIGFP's obligations under such 2a-7 Puts in respect of ML III's holdings of 2a-7 Puts securities with put dates during the period, with the exception of one transaction with a net notional amount of approximately $138 million for which no such elimination is permitted by the terms of the transaction agreement. To the extent that ML III has not sold such multi-sector CDO to a third party who has committed not to exercise its put option on such multi-sector CDO or to make a corresponding par purchase of such multi-sector CDO simultaneously with the exercise of its put option then, upon the expiration of ML III's aforementioned obligations with respect to such multi-sector CDO, AIGFP will be obligated under the related 2a-7 Put to purchase such multi-sector CDO at par in the circumstances and subject to the limited conditions contained in the applicable agreements.

    The corporate arbitrage portfolio consists principally of CDS transactions written on portfolios of senior unsecured corporate obligations that were generally rated investment grade at inception of the CDS. These CDS transactions require cash settlement. Also, included in this portfolio are CDS transactions with a net notional amount of $1.5 billion written on the senior part of the capital structure of CLOs, which require physical settlement.

    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $6.1 billion at September 30, 2010 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At September 30, 2010 and December 31, 2009, the amounts of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) were $3.9 billion and $4.6 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index, and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long short strategy allowing AIGFP to earn the net spread between CDS it wrote and ones they purchased. At September 30, 2010, the net notional amount of these written CDS contracts was $1.7 billion. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $260 million in net notional amount. The net unhedged position of approximately $1.4 billion represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 6.71 years. At September 30, 2010, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $164 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    AIGFP wrote these written CDS contracts under Master Agreements. The majority of these Master Agreements include CSA, which provide for collateral postings at various ratings and threshold levels. At September 30, 2010, AIGFP had posted $175 million of collateral under these contracts.

All Other Derivatives

    AIG's non-Capital Markets businesses also use derivatives and other instruments as part of their financial risk management programs. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with investments in fixed income securities, outstanding medium- and long-term notes, and other interest rate sensitive assets and liabilities. In addition, foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. The derivatives are effective economic hedges of the exposures they are meant to offset.

    In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, credit default swaps, and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds.

Matched Investment Program Written Credit Default Swaps

    AIG's MIP operations, which are reported in AIG's Other operations category as part of Asset Management — Direct Investment business, are currently in run-off. Through the MIP, AIG has entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. The portfolio of CDS contracts were single-name exposures and, at inception, were predominantly high grade corporate credits.

    These contracts were written through AIG Markets, which then transacted directly with unaffiliated third parties under ISDA agreements. As of September 30, 2010, the notional amount of written CDS contracts was $3.9 billion with an average credit rating of BBB+. At that date, the average maturity of the written CDS contracts was 1.7 years and the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS was $53 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At September 30, 2010, $21 million of collateral was posted for CDS contracts related

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, due to the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIG Markets would normally have the option to settle the position on behalf of the MIP through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit (physical settlement).

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

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that were in a net liability position at September 30, 2010 was approximately $6.8 billion. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2010 was $6.5 billion.

    It is estimated that at September 30, 2010, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to Baa1 by Moody's Investors Service (Moody's) and BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $1.2 billion of corresponding collateral postings and termination payments; a two-notch downgrade to Baa2 by Moody's and BBB by S&P would result in approximately $1.2 billion in additional collateral postings and termination payments above the one-notch downgrade amount; and a three-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $0.2 billion in additional collateral postings and termination payments above the two-notch downgrade amount. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of September 30, 2010. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

Hybrid Securities with Embedded Credit Derivatives

    AIG has certain investments in synthetic structured securities, including certain RMBS, CMBS, CDOs and other ABS, that contain embedded written credit derivatives. These hybrid securities expose AIG to risks similar to the risks in other RMBS, CMBS, CDOs and ABS, but such risk is derived from credit default swaps or similar derivative instruments rather than from direct interests in mortgages and other debt instruments. As with other investments in RMBS, CMBS, CDOs and other ABS, AIG invested in these hybrid securities with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. The original cash investment made by AIG was used by the entity that issued the hybrid security to invest in eligible investments that are generally highly rated and serve as collateral for the credit default swap or similar derivative instrument written by the issuing entity. Similar to AIG's other investments in RMBS, CMBS, CDOs and ABS, AIG's

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

investments in the hybrid securities with embedded written credit derivatives are exposed to losses only up to the amount of AIG's initial investment in the hybrid security, as losses on the credit default swap or other derivative instrument will be paid by via the collateral held by the entity that issues the hybrid security. Losses on the embedded credit default swaps may be triggered by events such as bankruptcy, failure to pay or restructuring associated with the obligations referenced by the derivative, and these losses in turn result in the reduction of the principal amount to be repaid to AIG and other investors in the hybrid securities. Other than AIG's initial investment in the hybrid securities, AIG has no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.

    Effective July 1, 2010, AIG elected to account for its investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in earnings. Through June 30, 2010, these hybrid securities had been accounted for as available for sale securities, and had been subject to other than temporary impairment accounting as applicable.

    AIG's investments in hybrid securities, such as RMBS, CMBS, CDOs and other ABS, that contain embedded written credit derivatives, which are accounted for at fair value, are reported as Bond trading securities on the Consolidated Balance Sheet. The fair value of these hybrid securities was $142 million at September 30, 2010. These securities have a current par amount of $630 million and have remaining stated maturity dates that extend to 2056.

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

(a) Litigation and Regulatory Matters

    Overview.    AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG's insurance operations (including United Guaranty Corporation (UGC)), litigation arising from claims settlement activities is generally considered in the establishment of AIG's liability for unpaid claims and claims adjustment expense. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. AIG is also subject to derivative, class action and other claims asserted by its shareholders and others alleging, among other things, breach of fiduciary duties by its directors and officers and violations of federal and state securities laws.

    Various federal, state and foreign regulatory and governmental agencies have been reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with, among other matters, AIG's liquidity concerns, payments by AIG subsidiaries to non-U.S. persons and industry-wide and other inquiries including matters relating to compensation paid to employees and payments made to AIGFP counterparties. These reviews included investigations by the U.S. Securities and Exchange Commission (SEC) with respect to the valuation of AIGFP's multi-sector CDO super senior credit default swap portfolio under fair value accounting rules, and the adequacy of AIG's enterprise risk management processes with respect to AIG's exposure to the U.S. residential mortgage market, and disclosures relating thereto. There was also an investigation by the U.K. Serious Fraud Office (SFO) and an inquiry by the U.K. Financial Services Authority (FSA) with respect to the U.K. operations of AIGFP. On May 21, 2010, the U.S. Department of Justice (DOJ) informed AIG that it had determined not to initiate any criminal proceedings against AIG, AIGFP or any of its current or former employees. On June 3, 2010, the SFO informed AIG that it had terminated its investigation without initiating any

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

criminal or civil proceedings. On June 16, 2010, the SEC informed AIG that it had concluded its investigation and determined not to bring civil charges against AIG or any of its current or former employees. On June 30, 2010, the FSA informed AIG that it had terminated its investigation without any enforcement action. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

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

AIG's Subprime Exposure, Capital Markets Credit Default Swap Portfolio and Related Matters

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

    Consolidated 2008 Securities Litigation.    Between May 21, 2008 and January 15, 2009, eight purported securities class action complaints were filed against AIG and certain directors and officers of AIG and AIGFP, AIG's outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York), alleging claims under the Securities Exchange Act of 1934 (the Exchange Act) or claims under the Securities Act of 1933 (the Securities Act). On March 20, 2009, the Court consolidated all eight of the purported securities class actions as In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation).

    On May 19, 2009, lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to AIG's shelf registration statements. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG's quarterly and year-end filings, during conference calls, and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG's stock. The alleged false and misleading statements relate to, among other things, the Subprime Exposure Issues. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009, defendants filed motions to dismiss the consolidated complaint, and on September 27, 2010 the Court denied the motions to dismiss.

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

Other Litigation Related to AIGFP

    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At September 30, 2010, the estimated present value of expected future cash flows discounted at LIBOR was $1.4 billion. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect.

    A determination that AIG triggered a "bankruptcy event of default" under the swap agreement could, depending on the Court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities. On December 17, 2009 defendants filed a motion to dismiss. On September 28, 2010, the Court issued a decision granting defendants' motion in part and denying it in part, holding that the complaint: (i) failed to allege that an event of default had occurred based upon defendants' failure to pay or inability to pay debts as they became due; but, (ii) sufficiently alleged that an event of default had occurred based upon other sections of the swap agreement's "bankruptcy" default provision.

Securities Lending Dispute with Transatlantic Holdings Inc.

    On May 24, 2010, Transatlantic Holdings, Inc. (Transatlantic) and two of its subsidiaries, Transatlantic Reinsurance Company and Trans Re Zurich Reinsurance Company Ltd. (collectively, Claimants), commenced an arbitration proceeding before the American Arbitration Association in New York against AIG and two of its subsidiaries. Claimants allege breach of contract, breach of fiduciary duty, and common law fraud in connection with certain securities lending agency agreements between AIG's subsidiaries and Claimants. Claimants allege that AIG and its subsidiaries should be liable for the losses that Claimants purport to have suffered in connection with securities lending and investment activities, and seek damages in excess of $350 million. It is AIG's position that there was no breach of the operative agreements, and that Claimants' other allegations including purported breach of fiduciary duty and fraud are not meritorious.

    On June 29, 2010, AIG brought a petition in the Supreme Court of the State of New York, seeking to enjoin the arbitration on the ground that AIG is not a party to the securities lending agency agreements with Claimants. On July 29, 2010, the parties agreed to resolve that petition by consolidating the arbitration commenced by Claimants with a separate arbitration, commenced by AIG on June 29, 2010, in which AIG is seeking damages from Transatlantic for breach of a Master Separation Agreement among Transatlantic, AIG and one of its subsidiary companies.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    Most of the lawsuits are in early stages of litigation. In March 2010, ALIL learned that the public prosecutor in Milan had opened a formal investigation into the actions of employees and former employees of ALIL, as well as employees of ALIL's major distributor, based on a policyholder's complaint.

    ALIL is cooperating with the Italian and Irish regulatory authorities, which have jurisdiction in connection with this matter, and is in discussions to address their concerns as well as those of the affected policyholders.

    Under the terms of the ALICO Stock Purchase Agreement, pursuant to which MetLife has acquired ALICO as of November 1, 2010, AIG has agreed to indemnify MetLife and its affiliates in respect of any third party claims and regulatory fines associated with ALIL's suspended funds.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties. Amounts held in escrow totaling approximately $338 million, including interest thereon, are included in Other assets at September 30, 2010. At that date, all of the funds were escrowed for settlement of claims resulting from the underpayment by AIG of its residual market assessments for workers' compensation.

    In addition to the escrowed funds, $800 million was deposited into, and subsequently disbursed by, a fund under the supervision of the SEC, to resolve claims asserted against AIG by investors, including the securities class action and shareholder lawsuits described below.

    Also, as part of the settlements, AIG agreed to retain, for a period of three years, an independent consultant to conduct a review that included, among other things, the adequacy of AIG's internal control over financial reporting, the policies, procedures and effectiveness of AIG's regulatory, compliance and legal functions and the remediation plan that AIG implemented as a result of its own internal review.

    Other Regulatory Settlements.    AIG's 2006 regulatory settlements with the SEC, DOJ, NYAG and DOI did not resolve investigations by regulators from other states into insurance brokerage practices. AIG entered into agreements effective in early 2008 with the Attorneys General of the States of Florida, Hawaii, Maryland, Michigan, Oregon, Texas and West Virginia; the Commonwealths of Massachusetts and Pennsylvania; and the District of Columbia; as well as the Florida Department of Financial Services and the Florida Office of Insurance Regulation, relating to their respective industry-wide investigations into producer compensation and insurance placement practices. The settlements called for total payments of $26 million by AIG, of which $4.4 million was paid under previous settlement agreements. During the term of the settlement agreements, which run through early 2018, AIG will continue to maintain certain producer compensation disclosure and ongoing compliance initiatives. AIG will also continue to cooperate with the industry-wide investigations. On April 7, 2010, it was announced that AIG and the Ohio Attorney General entered into a settlement agreement to resolve the Ohio Attorney General's claim concerning producer compensation and insurance placement practices. AIG paid the Ohio Attorney General $9 million as part of that settlement.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    On May 17, 2010, PwC and lead plaintiffs jointly moved for final approval of their settlement as proposed prior to class certification. On September 15, 2010, the Court scheduled a hearing for November 30, 2010 to determine whether the settlement between PwC and lead plaintiffs is fair, reasonable and adequate. On June 23, 2010, General Re and lead plaintiffs jointly moved for preliminary approval of their settlement. On September 10, 2010, the Court issued an opinion denying the motion for preliminary approval and, on September 23, 2010, the Court dismissed the lead plaintiffs' causes of action with respect to General Re.

    On June 28, 2010, the U.S. Court of Appeals for the Second Circuit granted AIG's petition seeking permission to file an interlocutory appeal of the class certification decision, and denied the petition by lead plaintiffs. On September 1, 2010, AIG and lead plaintiffs entered into a stipulation to withdraw AIG's interlocutory appeal without prejudice to reinstate the appeal in the future, which has been endorsed by the U.S. Court of Appeals for the Second Circuit.

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

    On August 25, 2010, AIG entered into a settlement agreement with the other parties to the derivative litigations which was submitted by plaintiffs to the Delaware Court of Chancery on August 26, 2010. The settlement is conditioned on a separate agreement with AIG's directors and officers liability (D&O) insurers, under which the insurers would pay $150 million, $90 million of which would fund the settlement of the derivative claims and which, after the deduction of expenses and plaintiffs' counsel's attorneys' fees, would be paid to AIG. The remaining $60 million would be used to cover attorneys' fees and expenses incurred by Maurice Greenberg and Howard Smith.

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

    On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs' portions of the complaint. On February 10, 2009, the Court denied the motions to dismiss filed by Greenberg, Matthews, and Tizzio; granted the motion to dismiss filed by PwC without prejudice; and granted the motion to dismiss filed by certain former employees of AIG without prejudice for lack of personal jurisdiction. On March 6, 2009, the Court granted an Order of Dismissal, Notice and Order of Voluntary Dismissal and Stipulation and Order of Dismissal to dismiss those individual defendants who were similarly situated to the individuals dismissed by the Court for lack of personal jurisdiction. On March 12, 2009, Defendant Greenberg filed his verified answer to AIG's complaint; cross-claims against Marsh, ACE, General Re, and Tizzio; and a third-party complaint against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. Defendant Smith has also filed his answer to AIG's complaint, which was amended on July 9, 2009 to add cross-claims against Tizzio and third-party claims against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. On June 17, 2009, the Court issued an opinion granting the motions to dismiss filed by General Re, Marsh, ACE, and Susan Rivera. On July 13, 2009 and July 17, 2009, the Court entered final judgments in favor of PwC, General Re, Marsh, ACE, and Susan Rivera. Shortly thereafter, the shareholder plaintiffs filed separate appeals: one addressing the dismissal of PwC, and the other addressing the dismissals of ACE, General Re, and Marsh. The Delaware Supreme Court certified the question to the New York Court of Appeals as to whether, under certain circumstances, New York's in pari delicto doctrine would bar a derivative claim against a corporation's accountants for negligently failing to uncover a fraud by the corporation. On October 21, 2010 the New York Court of Appeals affirmatively answered the certified question.

    On November 10, 2009, the Delaware Supreme Court granted AIG's motion to consolidate the appeal of its dismissal from the In re Marsh Derivative Litigation (see below, "Derivative Action — Delaware Chancery Court (Marsh)") with the appeal of the dismissals of Marsh, General Re and ACE from the Delaware 2004/2005 Derivative Litigation, and subsequently issued an order notifying the parties that the appeal would be heard by the Court en banc.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    This action is also subject to the conditional settlement between the parties to the derivative actions, reached on August 25, 2010 (see The New York 2004/2005 Derivative Litigation herein).

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

    This action is also subject to the conditional settlement between the parties to the derivative actions, reached on August 25, 2010 (see The New York 2004/2005 Derivative Litigation herein).

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

    On October 21, 2010, the Delaware Supreme Court asked the parties to brief the New York Court of Appeals' answer to the certified question regarding the dismissal of PwC from the Delaware 2004/2005 Derivative Litigation on the grounds of in pari delicto. Oral argument on the Marsh shareholders' appeal against AIG is currently scheduled for December 15, 2010.

    The Multi-District Litigation.    Commencing in 2004, policyholders brought multiple federal antitrust and RICO class actions in jurisdictions across the nation against insurers and brokers, including AIG and a number of its subsidiaries, alleging that the insurers and brokers engaged in one or more broad conspiracies to allocate customers, steer business, and rig bids. These actions, including 24 complaints filed in different federal Courts naming AIG or an AIG subsidiary as a defendant, were consolidated by the judicial panel on multi-district litigation and transferred to the United States District Court for the District of New Jersey (District of New Jersey) for coordinated pretrial proceedings. The consolidated actions have proceeded in that Court in two parallel actions, In re Insurance Brokerage Antitrust Litigation (the Commercial Complaint) and In re Employee Benefits Insurance Brokerage Antitrust Litigation (the Employee Benefits Complaint, and, together with the Commercial Complaint, the Multi-District Litigation).

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The plaintiffs in the Commercial Complaint are a group of corporations, individuals and public entities that contracted with the broker defendants for the provision of insurance brokerage services for a variety of insurance needs. The broker defendants are alleged to have placed insurance coverage on the plaintiffs' behalf with a number of insurance companies named as defendants, including AIG subsidiaries. The Commercial Complaint also named various brokers and other insurers as defendants (three of which have since settled). The Commercial Complaint alleges that defendants engaged in a number of overlapping "broker-centered" conspiracies to allocate customers through the payment of contingent commissions to brokers and through purported "bid-rigging" practices. It also alleges that the insurer and broker defendants participated in a "global" conspiracy not to disclose to policyholders the payment of contingent commissions. Plaintiffs assert that the defendants violated the Sherman Antitrust Act, RICO, and the antitrust laws of 48 states and the District of Columbia, and are liable under common law breach of fiduciary duty and unjust enrichment theories. Plaintiffs seek treble damages plus interest and attorneys' fees as a result of the alleged RICO and Sherman Antitrust Act violations.

    The plaintiffs in the Employee Benefits Complaint are a group of individual employees and corporate and municipal employers alleging claims on behalf of two separate nationwide purported classes: an employee class and an employer class that acquired insurance products from the defendants from January 1, 1998 to December 31, 2004. The Employee Benefits Complaint names AIG, as well as various other brokers and insurers, as defendants. The activities alleged in the Employee Benefits Complaint, with certain exceptions, track the allegations of customer allocation through steering and bid-rigging made in the Commercial Complaint.

    The District Court, in connection with the Commercial and Employee Benefits Complaints, granted (without leave to amend) defendants' motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The Court declined to exercise supplemental jurisdiction over the state law claims in the Commercial Complaint and therefore dismissed it in its entirety. Plaintiffs appealed the dismissal of the Commercial Complaint to the United States Court of Appeals for the Third Circuit on October 10, 2007. On January 14, 2008, the District Court granted summary judgment to defendants on plaintiffs' ERISA claims in the Employee Benefits Complaint. On February 12, 2008, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Third Circuit with respect to the dismissal of the antitrust and RICO claims in the Employee Benefits Complaint.

    On August 16, 2010, the Third Circuit issued a decision affirming in part and vacating in part the District Court's dismissal of the Commercial Complaint, and remanded the case for further proceedings consistent with the opinion. Specifically, the Third Circuit affirmed the dismissal of plaintiffs' broader antitrust and RICO claims, but the Court reversed the District Court's dismissal of alleged "Marsh-centered" antitrust and RICO claims based on allegations of bid-rigging involving excess casualty insurance. The Court remanded these Marsh-centered claims to the District Court for consideration as to whether plaintiffs had adequately pleaded them. Because the Third Circuit vacated in part the judgment dismissing the federal claims in the Commercial Complaint, the Third Circuit also vacated the District Court's dismissal of the state-law claims in the Commercial Complaint.

    The Third Circuit affirmed the dismissal of the Employee Benefits Complaint in its entirety.

    On October 1, 2010, defendants in the Commercial Complaint filed motions to dismiss the remaining remanded claims in the District Court of New Jersey.

    A number of complaints making allegations similar to those in the Multi-District Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-District Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed. The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the Multi-District Litigation proceeding. These efforts have generally been successful, although four cases have proceeded; one each in Florida and New Jersey state courts that have settled, and one each in Texas and Kansas state courts have proceeded (although discovery is stayed in both actions). In the Texas action, plaintiff filed its Fourth Amended Petition on July 13, 2009. On August 14, 2009, defendants filed renewed

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

special exceptions. In the Kansas case, defendants are appealing to the Kansas Supreme Court the trial court's denial of defendants' motion to dismiss.

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

    On April 1, 2009, Safeco Insurance Company of America and Ohio Casualty Insurance Company filed a complaint in the United States District Court for the Northern District of Illinois, on behalf of a purported class of all NWCRP participant members, against AIG and certain of its subsidiaries with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint was styled as an "alternative complaint," should the Court grant AIG's motion to dismiss the NCCI lawsuit for lack of subject-matter jurisdiction. The allegations in the class action complaint are substantially similar to those filed by the NWCRP, but the complaint names former AIG executives as defendants and asserts a RICO claim against those executives. On August 28, 2009, the class action plaintiffs filed an amended complaint, removing the AIG executives as defendants. On October 30, 2009, AIG filed a motion to dismiss the amended complaint. On July 16, 2010, Safeco Insurance Company and Ohio Casualty Insurance Company filed their motion for class certification, which AIG opposed on October 8, 2010.

    On July 1, 2010, the Court ruled on the pending motions to dismiss that were directed at all parties' claims. With respect to the underreporting NWCRP companies' and board members' motion to dismiss AIG's first amended complaint, the Court denied the motion to dismiss all counts except AIG's claim for unjust enrichment, which it found to be precluded by the surviving claims for breach of contract. With respect to NCCI and the NWCRP's motion to dismiss AIG's first amended complaint, the Court denied the NCCI and the NWCRP's motions to dismiss AIG's claims for an equitable accounting and an action on an open, mutual, and current

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

account. With respect to AIG's motions to dismiss Liberty's counterclaims and the class action complaint, the Court denied both motions, except that it dismissed the class claim for promissory estoppel. On July 30, 2010 the NWCRP filed a motion for reconsideration of the Court's ruling denying its motion to dismiss AIG's claims for an equitable accounting and an action on an open, mutual, and current account. The Court denied the NWCRP's motion for reconsideration on September 16, 2010.

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

    Superior National.    On December 30, 2004, an arbitration panel issued its ruling in connection with a 1998 workers' compensation quota share reinsurance agreement under which Superior National Insurance Company, among others, was reinsured by The United States Life Insurance Company in the City of New York (USLIFE), a subsidiary of AIG Life Holdings (U.S.). In its 2-1 ruling, the arbitration panel refused to rescind the contract as requested by USLIFE. Instead, the panel reformed the contract to reduce USLIFE's participation by ten percent. Further, the arbitration ruling established a second phase of arbitration for USLIFE to present its challenges to certain cessions to the contract. In the second phase the arbitration panel issued two awards resolving the challenges in favor of Superior National, now in liquidation. On January 4, 2010, the Ninth Circuit Court of Appeals affirmed the arbitration awards. On June 21, 2010, USLIFE satisfied the judgment of approximately $529 million. The judgment was for amounts billed through December 6, 2006, plus interest. USLIFE believes that the remaining reserves, after deduction for satisfaction of the judgment, as of September 30, 2010, should be adequate to fund unpaid claims.

(b) Commitments

Flight Equipment

    At September 30, 2010, ILFC had committed to purchase 115 new aircraft deliverable from 2011 through 2019, at an estimated aggregate purchase price of $13.5 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

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

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $5.7 billion at September 30, 2010.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    Under the Starr International Company, Inc. Assurance Agreement, dated as of June 27, 2005 (SICO Assurance Agreement), AIG has agreed that, in the event that SICO does not promptly deliver the shares as required under the express terms of the SICO Plans to participants who were employees of AIG and its subsidiaries as of May 18, 2005, AIG will pay the benefits due under the SICO Plans. At September 30, 2010, the maximum number of shares of AIG Common Stock that AIG could be required to deliver under the SICO Assurance Agreement was 275,651.

(d) Guarantees

•
See Note 7 herein for commitments and guarantees associated with VIEs.

•
See Note 8 herein for disclosures on derivatives, including Capital Markets and MIP written credit default swaps and other derivatives with credit risk-related contingent features.

•
See Note 15 herein for additional disclosures on guarantees of outstanding debt.

Subsidiaries

    AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by such companies.

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2010 was $1.3 billion. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is usually, but not always, partially offset by amounts payable under other instruments typically equal to the accreted value of a deposit held by AIGFP. In the event AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

required to pay. AIGFP selected transactions in which it agreed to provide this product only in circumstances where lessee bankruptcy is considered remote or, in the case of certain municipal lessees, not permitted under current law.

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

  ALICO Sale

    Pursuant to the terms of the ALICO stock purchase agreement, AIG has agreed to provide MetLife with certain indemnifications, the most significant of which include:

•
Indemnification related to breaches of general representations and warranties with an aggregate deductible of $125 million and a maximum payout of $2.25 billion. The indemnification extends for 21 months after November 1, 2010.

•
Indemnifications related to specific product, investment, litigation, and other matters that are excluded from the general representations and warranties indemnity. These indemnifications provide for various deductible amounts, which in certain cases are zero, and maximum exposures, which in certain cases are unlimited, and extend for various periods after the completion of the sale.

•
Tax indemnifications related to insurance reserves that extend for taxable periods ending on or before December 31, 2013 and that are limited to an aggregate of $200 million, and certain other tax-related representations and warranties that extend to the expiration of the statute of limitations and are subject to an aggregate deductible of $50 million.

    In connection with the above, AIG placed $3 billion of sales proceeds (consisting of MetLife securities received upon the completion of the sale) into an escrow arrangement that declines to zero over a 30-month period ending in April 2013, with claims submitted related to the indemnifications reducing the amount that can be released. Because the transaction had not closed at September 30, 2010, no liabilities related to these indemnifications were recorded in the Consolidated Balance Sheet.

  AGF Sale

    Under the terms of the announced sale of AGF, AIG and the purchaser have made certain customary representations, warranties and covenants in the purchase agreement. The transaction is expected to close by the end of 2010 subject to customary closing conditions, including receipt of necessary regulatory approvals. In connection with entering into the purchase agreement, AIG and AGF have agreed to amend their tax sharing agreement, which will terminate on the closing of the transaction, (i) to provide that, subject to the closing of the

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

transaction, the parties' payment obligation under the tax sharing agreement shall be limited to the payments required to be made by AIG to AGF with respect to the 2009 taxable year in accordance with the tax sharing agreement, and (ii) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to AGF.

10. Total Equity and Earnings (Loss) Per Share

Preferred Stock

    During the first nine months of 2010, AIG drew approximately $2.2 billion under the Department of the Treasury Commitment and, as a result, the liquidation preference of the Series F Preferred Stock increased to $7.543 billion in the aggregate.

    As a result of AIG's failure to declare and pay dividends on the Series E Preferred Stock and the Series F Preferred Stock for four quarterly dividend payment periods, the United States Department of the Treasury, as the sole holder of the Series E Preferred Stock and the Series F Preferred Stock, exercised its right and elected Ronald A. Rittenmeyer and Donald H. Layton (the Preferred Directors) to the Board of Directors of AIG (the Board) by written consent effective April 1, 2010. The Preferred Directors were re-elected by the United States Department of the Treasury, as the sole holder of the Series E Preferred Stock and the Series F Preferred Stock, at AIG's 2010 Annual Meeting of Shareholders and will hold office as Preferred Directors until the next annual meeting (or special meeting called for the purpose of electing directors) or until all the dividends payable on all outstanding shares of the Series E Preferred Stock and the Series F Preferred Stock have been declared and paid in full for four consecutive quarters.

    The Series C Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock are expected to be exchanged for AIG Common Stock and retired in connection with the Recapitalization. See Note 1 herein.

    See Note 16 of Notes to Consolidated Financial Statements of AIG's 2009 Financial Statements for a discussion of the terms of AIG's outstanding Preferred Stock.

Equity Units

    In May 2008, AIG sold 78,400,000 million equity units (the Equity Units) at a price per unit of $75 for gross proceeds of $5.88 billion. The Equity Units consist of an ownership interest in AIG junior subordinated debentures and a stock purchase contract obligating the holder of an equity unit to purchase, and obligating AIG to sell, a variable number of shares of AIG Common Stock in 2011. The junior subordinated debentures are recorded as Other long-term debt in the Consolidated Balance Sheet. The principal amount owed by AIG on the subordinated debentures is equal to the amount owed to AIG under the related stock purchase contract.

    On October 8, 2010, AIG commenced an offer to exchange up to 74,480,000 of its Equity Units for consideration per Equity Unit equal to 0.09867 shares of AIG Common Stock plus $3.2702 in cash. The stock and cash received will be the result of netting payments from two separate transactions, a repurchase of the subordinated debentures and a cancellation of the stock purchase contracts.

    The consideration offered per Equity Unit is the same number of shares and the same cumulative amount of cash per Equity Unit that a holder would receive if the holder did not tender into the exchange offer and instead held Equity Units and settled the respective stock purchase contract at its final stock purchase date with the proceeds from subordinated debentures.

    The 74,480,000 Equity Units AIG seeks to acquire represent approximately 95 percent of the outstanding Equity Units. If more than 95 percent of the holders of the outstanding Equity Units accept the exchange offer, the Equity Units accepted in the exchange offer will be prorated as necessary to remain within this limit.

    The exchange offer expires on November 10, 2010, unless extended or earlier terminated by AIG.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    In addition, debentures included in the Equity Units not exchanged in the exchange offer will continue to be subject to remarketing. Depending on the amount of Equity Units that are accepted for exchange in the exchange offer, the trading market for the Equity Units that remain outstanding after the exchange offer is expected to be more limited. The 74,480,000 Equity Units, which is the maximum number of Equity Units that could be exchanged in the exchange offer, represent approximately 95 percent of the total outstanding Equity Units. AIG may, to the extent permitted by applicable law, after the settlement date of the exchange offer, purchase Equity Units. Following completion of the exchange offer, AIG may also repurchase Debentures in a remarketing, in the open market, in privately negotiated transactions or otherwise.

    No assurance can be given that AIG will complete the exchange offer or that the terms of the exchange offer will not be changed.

    See Note 16 to the Consolidated Financial Statements of AIG's 2009 Financial Statements for a discussion of the terms of AIG's outstanding Equity Units.

Accumulated Other Comprehensive Income (Loss)

A rollforward of Accumulated other comprehensive income (loss) is as follows:

Nine Months Ended September 30, 2010 (in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (losses) Arising from Cash Flow Hedging Activities	Retirement Plan Liabilities Adjustment	Total

Balance, beginning of year, net of tax	$(1,810)	$7,145	$1,630	$(128)	$(1,144)	$5,693

Unrealized appreciation of investments	2,011	18,597	-	-	-	20,608
Net changes in foreign currency translation adjustments	-	-	(266)	-	-	(266)
Net gains on cash flow hedges	-	-	-	83	-	83
Net actuarial loss	-	-	-	-	(414)	(414)
Prior service credit	-	-	-	-	3	3
Deferred tax asset (liability)	(1,012)	(6,441)	116	(20)	101	(7,256)

Total other comprehensive income (loss)	999	12,156	(150)	63	(310)	12,758
Cumulative effect of change in accounting principle, net of tax	(76)	(268)	-	-	-	(344)
Noncontrolling interests	4	110	(7)	-	-	107

Balance, end of period, net of tax	$(891)	$18,923	$1,487	$(65)	$(1,454)	$18,000

Noncontrolling interests

    In connection with the ongoing execution of its orderly asset disposition plan, as well as plans to timely repay the FRBNY Credit Facility, on November 30, 2009, AIG transferred two of its wholly owned businesses, AIA and ALICO, to two newly-created special purpose vehicles (SPVs) in exchange for all the common and preferred interests of those SPVs. On December 1, 2009, AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the FRBNY Credit Facility.

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

    In 2010, AIG recorded a net decrease due to deconsolidation of noncontrolling interests primarily related to the sale of AIG's investment advisory and third party asset management business. See Note 3 herein for additional information. In 2009, AIG recorded a net decrease due to the deconsolidation of Transatlantic following the sale by AIG of 29.9 million shares of Transatlantic common stock as well as the deconsolidation of certain investment entities within the Institutional Asset Management business.

    Upon the closing of the Recapitalization, the SPV non-controlling interests will no longer be considered permanent equity on AIG's Consolidated Balance Sheet, and will be classified as redeemable non-controlling interests in partially-owned consolidated subsidiaries.

    See Note 16 of Notes to Consolidated Financial Statements of AIG's 2009 Financial Statements for further discussion of the terms of the junior and senior non-voting, callable preferred interests.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2010	2009	2010	2009

Numerator for EPS:
Income (loss) from continuing operations	$(47)	$(109)	$2,754	$(4,314)
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	388	-	1,415	-
Other	104	(496)	243	(1,271)

Total net income (loss) from continuing operations attributable to noncontrolling interests	492	(496)	1,658	(1,271)

Net income (loss) attributable to AIG from continuing operations	(539)	387	1,096	(3,043)

Income (loss) from discontinued operations	$(1,844)	$94	$(4,329)	$1,011
Income from discontinued operations attributable to noncontrolling interests	12	26	35	44

Net income (loss) attributable to AIG from discontinued operations	(1,856)	68	(4,364)	967

Cumulative dividends on AIG Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share	-	-	-	(1,204)
Deemed dividend to AIG Series D Preferred Stock exchanged for the Series E Preferred Stock	-	-	-	(91)
(Income) loss allocated to the Series C Preferred Stock – continuing operations	-	(309)	(874)	-

Net income (loss) attributable to AIG from continuing operations, applicable to common stock for EPS	(539)	78	222	(4,338)

(Income) loss allocated to the Series C Preferred Stock – discontinued operations	-	(54)	3,481	-

Net income (loss) attributable to AIG from discontinued operations, applicable to common stock for EPS	$(1,856)	$14	$(883)	$967

Denominator for EPS:
Weighted average shares outstanding – basic	135,879,125	135,293,841	135,788,053	135,276,345
Dilutive shares*	-	162,531	67,275	-

Weighted average shares outstanding – diluted	135,879,125	135,456,372	135,855,328	135,276,345

EPS attributable to AIG:
Basic:
Income (loss) from continuing operations	$(3.97)	$0.58	$1.63	$(32.06)
Income (loss) from discontinued operations	$(13.65)	$0.10	$(6.51)	$7.14
Diluted:
Income (loss) from continuing operations	$(3.97)	$0.58	$1.63	$(32.06)
Income (loss) from discontinued operations	$(13.65)	$0.10	$(6.51)	$7.14

*
Diluted shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the warrant issued to the Department of the Treasury on April 17, 2009 to purchase up to 150 shares of AIG Common Stock (Series F Warrant). The number of shares excluded from diluted shares outstanding were 12 million for both the three-month and nine-month periods ended September 30, 2010 and 2009, because the effect would have been anti-dilutive.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11. Restructuring

    Since September 2008, AIG has been working to execute an orderly disposition plan of some of its businesses and assets, protect and enhance the value of its key businesses, and position itself for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in its liquidity and capital. Successful execution of the restructuring plan involves significant separation activities. Major restructuring activities include the separation of shared services, corporate functions, infrastructure and assets among business units.

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

    Restructuring and separation expenses that have been cumulatively incurred or can be reasonably expected to be incurred at September 30, 2010, are set forth in the table below, and exclude expenses that could not be reasonably estimated at September 30, 2010, as well as expenses (principally professional fees) that are expected to be capitalized. With respect to the FRBNY and the trustees of the Trust, these amounts include only actual reimbursement and advancement payments made through September 30, 2010.

Restructuring expenses and related asset impairment and other expenses by reportable segment consisted of the following:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services(a)	Other(b)	Total

Three Months Ended September 30, 2010
Restructuring expenses	$-	$(1)	$31	$9	$119	$158
Separation expenses	(5)	2	3	(1)	2	1

Total	$(5)	$1	$34	$8	$121	$159

Three Months Ended September 30, 2009
Restructuring expenses	$-	$1	$2	$50	$85	$138
Separation expenses	60	8	22	3	23	116

Total	$60	$9	$24	$53	$108	$254

Nine Months Ended September 30, 2010
Restructuring expenses	$-	$(1)	$31	$21	$266	$317
Separation expenses	1	9	21	(11)	2	22

Total	$1	$8	$52	$10	$268	$339

Nine Months Ended September 30, 2009
Restructuring expenses	$1	$21	$9	$116	$390	$537
Separation expenses	133	44	39	83	72	371

Total	$134	$65	$48	$199	$462	$908

Cumulative amounts incurred since inception of restructuring plan	$268	$159	$150	$564	$1,118	$2,259

Total amounts expected to be incurred(c)	$272	$170	$172	$641	$1,257	$2,512

(a)
Benefit in 2010 relates to returned AIGFP retention awards.

(b)
Primarily includes professional fees related to (i) disposition activities and (ii) the Recapitalization.

(c)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at September 30, 2010.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A rollforward of the restructuring liability, reported in Other liabilities on AIG's Consolidated Balance Sheet, for the nine months ended September 30, 2010 and the cumulative amounts incurred since inception of the restructuring plan, and the total amounts expected to be incurred are summarized as follows:

Nine Months Ended September 30, 2010 (in millions)	Severance Expenses	Contract Termination Expenses	Asset Write- Downs	Other Exit Expenses(a)	Subtotal Restructuring Expenses	Separation Expenses	Total Restructuring and Separation Expenses

Balance, beginning of year	$125	$20	$-	$81	$226	$360	$586
Additional charges	(7)	7	6	192	198	34	232
Cash payments	(87)	(11)	-	(265)	(363)	(277)	(640)
Non-cash items(b)	(3)	-	(7)	-	(10)	(14)	(24)
Changes in estimates	2	(1)	1	120	122	(12)	110
Activity of discontinued operations	-	(5)	-	10	5	(67)	(62)
Reclassified to Liabilities of businesses held for sale	-	(3)	-	(17)	(20)	(7)	(27)

Balance, end of period	$30	$7	$-	$121	$158	$17	$175

Cumulative amounts incurred since inception of restructuring plan	$235	$69	$88	$872	$1,264	$998	$2,262

Total amounts expected to be incurred(c)	$236	$100	$88	$1,054	$1,478	$1,034	$2,512

(a)
Primarily includes professional fees related to (i) disposition activities, (ii) the Recapitalization and (iii) AIGFP unwinding activities.

(b)
Primarily represents asset impairment charges, foreign currency translation and reclassification adjustments.

(c)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at September 30, 2010.

 12. Ownership

    (a)    According to the Schedule 13D as amended through November 1, 2010 filed by Fairholme Capital Management, L.L.C. (Fairholme), Mr. Bruce Berkowitz and Fairholme Funds, Inc. (Fairholme Funds), Fairholme and Mr. Berkowitz each may be deemed to beneficially own 38,258,648 shares of AIG Common Stock and Fairholme Funds may be deemed to beneficially own 34,426,276 shares of AIG Common Stock. Based on the shares of AIG Common Stock outstanding at October 29, 2010 as adjusted to reflect the maximum number of shares of AIG Common Stock that could be issued upon the exchange of the Equity Units that each may be deemed to beneficially own, these ownership interests would represent approximately 27.7 percent of AIG Common Stock for Fairholme and Mr. Berkowitz and 25.0 percent of AIG Common Stock for Fairholme Funds.

    According to the Schedule 13D as amended through March 19, 2010, filed by Maurice R. Greenberg, Edward E. Matthews, Starr International Company, Inc. (Starr International), C.V. Starr & Co. (CV Starr), Inc. and Universal Foundation, Inc. (Universal Foundation) (collectively, the Starr Group), the Starr Group could be deemed to beneficially own 14,105,606 shares of AIG Common Stock at that date. Based on the shares of AIG Common Stock outstanding at October 29, 2010, this ownership would represent approximately 10.4 percent of the outstanding shares of AIG Common Stock. Although these reporting persons may have made filings under Section 16 of the Exchange Act, reporting sales of shares of AIG Common Stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 19, 2010.

    (b)    For discussion of the Series C Preferred Stock and the ownership by the Trust, see Note 16 of Notes to Consolidated Financial Statements of AIG's 2009 Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 13. Employee Benefits

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pensions			Postretirement
(in millions)	Non U.S. Plans	U.S. Plans	Total	Non U.S. Plans	U.S. Plans	Total

Three Months Ended September 30, 2010
Components of net periodic benefit cost:
Service cost	$38	$35	$73	$2	$2	$4
Interest cost	15	54	69	1	4	5
Expected return on assets	(9)	(64)	(73)	-	-	-
Amortization of prior service credit	(2)	-	(2)	-	-	-
Amortization of net loss	11	11	22	-	-	-
Other	1	-	1	-	-	-

Net periodic benefit cost	$54	$36	$90	$3	$6	$9

Amount associated with discontinued operations	$32	$3	$35	$1	$-	$1

Three Months Ended September 30, 2009
Components of net periodic benefit cost:
Service cost	$28	$30	$58	$3	$2	$5
Interest cost	15	61	76	-	5	5
Expected return on assets	(8)	(56)	(64)	-	-	-
Amortization of prior service credit	(2)	(1)	(3)	-	-	-
Amortization of net loss	9	29	38	1	(1)	-
Other	(1)	3	2	-	2	2

Net periodic benefit cost	$41	$66	$107	$4	$8	$12

Amount associated with discontinued operations	$28	$5	$33	$1	$-	$1

Nine Months Ended September 30, 2010
Components of net periodic benefit cost:
Service cost	$101	$106	$207	$6	$6	$12
Interest cost	44	162	206	3	12	15
Expected return on assets	(23)	(192)	(215)	-	-	-
Amortization of prior service credit	(7)	1	(6)	-	-	-
Amortization of net loss	34	35	69	-	-	-
Other	2	-	2	-	-	-

Net periodic benefit cost	$151	$112	$263	$9	$18	$27

Amount associated with discontinued operations	$96	$8	$104	$2	$1	$3

Nine Months Ended September 30, 2009
Components of net periodic benefit cost:
Service cost	$88	$110	$198	$8	$7	$15
Interest cost	45	170	215	2	13	15
Expected return on assets	(24)	(170)	(194)	-	-	-
Amortization of prior service credit	(8)	(2)	(10)	-	-	-
Amortization of net loss	30	76	106	1	-	1
Other	7	3	10	-	(1)	(1)

Net periodic benefit cost	$138	$187	$325	$11	$19	$30

Amount associated with discontinued operations	$88	$15	$103	$2	$1	$3

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At December 31, 2009, AIG's U.S. pension and postretirement plans were underfunded by $325 million and $274 million, respectively. Those amounts included $15 million and $5 million, respectively, for pension and postretirement plans related to businesses designated as held for sale at September 30, 2010.

    At December 31, 2009, AIG's non-U.S. pension and postretirement plans were underfunded by $1.6 billion and $106 million, respectively. Those amounts included $1 billion and $25 million, respectively, for pension and postretirement plans related to businesses designated as held for sale at September 30, 2010.

    As a result of the Fuji acquisition, AIG assumed the obligations related to the Fuji plans. As of September 30, 2010, Fuji's aggregate projected benefit obligation and plan assets were $246 million and $306 million, respectively. See Note 4 herein for more information on the Fuji acquisition.

    For the nine-month period ended September 30, 2010, AIG contributed $129 million to its U.S. and non-U.S. pension plans and expects to contribute an additional $5 million for the remainder of 2010. These estimates are subject to change since contribution decisions are affected by various factors, including AIG's liquidity, asset dispositions, market performance and management discretion.

Curtailment and Remeasurement of Certain Plans

    In connection with asset sales in 2010 and the designation of AGF as held for sale at September 30, 2010, AIG remeasured certain of its domestic pension and postretirement plans. The assumptions used in the remeasurement of the affected plans were the same as those disclosed at December 31, 2009, except for the discount rates. The discount rate for the largest plan, the AIG U.S. Retirement Plan, is derived from the unadjusted Citigroup Pension Discount Curve. The resulting discount rate declined from six percent at December 31, 2009 to five percent at September 30, 2010, and consequently in the third quarter of 2010, AIG recorded a curtailment pre-tax loss of $1 million, a $535 million increase in Other liabilities, and a decrease in pre-tax Accumulated other comprehensive income of $534 million.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 14. Income Taxes

Effective Tax Rates and Interim Period Tax Assumptions

AIG's actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(dollars in millions)	Pre-Tax Income (Loss)	Amount	Percent of Pre-tax Income (Loss)	Pre-Tax Income (Loss)	Amount	Percent of Pre-tax Income (Loss)

U.S. federal income tax at statutory rate	$(2,076)	$(727)	35.0%	$(1,498)	$(524)	35.0%
Adjustments:
Tax exempt interest		(143)	6.9		(449)	30.0
Investment in subsidiaries, partnerships and variable interest entity		25	(1.2)		(20)	1.3
Effect of foreign operations		41	(2.0)		416	(27.8)
Bargain purchase gain		-	-		(116)	7.7
State income taxes		54	(2.6)		(69)	4.6
Other		561	(27.0)		299	(19.9)
Effect of discontinued operations		63	(3.0)		(381)	25.4
Effect of discontinued operations – goodwill		344	(16.6)		1,268	(84.6)
State tax valuation allowance – continuing operations		(99)	4.8		96	(6.4)
Valuation allowance:
Continuing operations		(118)	5.6		(443)	29.6
Discontinued operations		(186)	9.0		-	-

Total income tax expense (benefit)	(2,076)	(185)	8.9	(1,498)	77	(5.1)
Amount included in discontinued operations	(2,498)	(654)	26.2	(5,296)	(967)	18.3

Tax expense from continuing operations	$422	$469	111.1%	$3,798	$1,044	27.5%

AIG's income tax expense (benefit) from continuing operations for the three and nine months ended September 30, 2010 and 2009 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Current tax expense (benefit)	$(420)	$936	$618	$2,335
Deferred tax expense (benefit)	889	(1,344)	426	(3,845)

Total tax expense (benefit) attributable to continuing operations	$469	$(408)	$1,044	$(1,510)

    AIG is unable to estimate the annual effective tax rate for 2010 due to the significant variations in the relationship between income tax expense and pre-tax accounting income or loss; consequently, the actual effective tax rate for the interim periods is being utilized.

    For the three- and nine-month periods ended September 30, 2010, the effective tax rates on pre-tax income from continuing operations were 111.1 percent and 27.5 percent, respectively. The effective tax rate for the three-month period ended September 30, 2010 attributable to continuing operations was primarily related to the effect of foreign operations of $41 million and other permanent items of $561 million, partially offset by a net reduction of the valuation allowance of $118 million and tax exempt interest of $143 million. The other permanent items of

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$561 million were primarily attributable to $220 million of nondeductible losses, realized gains resulting from transfers of subsidiaries of $78 million, and uncertain tax positions of $76 million. The effective tax rate for the nine-month period ended September 30, 2010 attributable to continuing operations was primarily related to the effects of tax exempt interest income of $449 million, the excess amount of the Fuji bargain purchase gain for financial reporting over the tax basis which is essentially permanent in duration of $116 million, and a reduction of $443 million in the valuation allowance, partially offset by the effect of foreign operations of $416 million, and other permanent items of $299 million, which were primarily attributable to the nondeductible losses and realized gains resulting from transfers of subsidiaries discussed above.

    For the three- and nine-month periods ended September 30, 2009, the effective tax rates on pre-tax income (loss) from continuing operations were 78.9 percent and 25.9 percent, respectively. The tax benefit reflected for the three-month period ended September 30, 2009 attributable to continuing operations was primarily related to changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries of $931 million, partially offset by an increase of $108 million in the reserve for uncertain tax positions, a net increase in the valuation allowance of $405 million, and the effect of foreign operations of $122 million. The tax benefit reflected in the effective tax rate attributable to continuing operations for the nine-month period ended September 30, 2009 was primarily related to changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries of $740 million and tax exempt interest of $521 million, partially offset by an increase of $514 million in the reserve for uncertain tax positions, an increase in valuation allowance of $336 million and the effects of variable interest entity losses of $371 million.

The following table provides a rollforward of the net deferred tax asset from December 31, 2009 to September 30, 2010:

(in millions)	Net Deferred Tax Asset Before Valuation Allowance	Valuation Allowance	Net Deferred Tax Asset

Net deferred tax asset at December 31, 2009	$29,589	$(23,705)	$5,884
Benefit (provision) – continuing operations	(773)	347	(426)
Benefit (provision) – discontinued operations	1,087	(15)	1,072
Deferred taxes on components of shareholders' equity	(8,125)	408	(7,717)
Deferred taxes of acquired entities	621	(693)	(72)
Deferred taxes of deconsolidated entities	(108)	2	(106)
Net deferred tax liabilities reclassified as held for sale	1,373	1,251	2,624

Net deferred tax asset at September 30, 2010	$23,664	$(22,405)	$1,259

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

    When assessing the realization of its deferred tax asset at September 30, 2010, AIG considered all available evidence, including:

•
the nature, frequency, and severity of cumulative financial reporting losses in recent years;

•
certain transactions, including the recognition of the gains on asset sales, and the initial public offering of AIA;

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

    When estimating the fair values of the subsidiaries to be divested, AIG considered, among other information, valuations prepared for various purposes. During the first quarter of 2010, AIG increased its estimate of the AIA and ALICO expected divestiture proceeds following an updated assessment of the range of valuation estimates that considered, among other factors, the expected proceeds from the sales to Prudential plc and MetLife announced in that quarter, which gave rise to a $910 million reduction in the valuation allowance. During the third quarter, based on the expectation of lower proceeds from the sale of AIA ordinary shares, the realization amount of the deferred tax assets was reduced by increasing valuation allowance of $1.3 billion.

    At September 30, 2010 and December 31, 2009, AIG's U.S. consolidated income tax group had net deferred tax assets after valuation allowances of $3.8 billion and $8.6 billion, respectively. Realization of AIG's net deferred tax asset depends upon its ability to generate gains on asset sales and the initial public offering of AIA, the sale of ALICO and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset. However, the realization of the net deferred tax asset does not depend on projected future operating income of the U.S. consolidated income tax group. At September 30, 2010 and December 31, 2009, AIG's U.S. consolidated income tax group had deferred tax asset valuation allowances of $19.9 billion and $20.4 billion, respectively.

    For the nine months ended September 30, 2010, AIG recorded a reduction in the U.S. consolidated income tax group deferred tax asset valuation allowance of $1.2 billion primarily attributable to a reduction in the deferred tax asset valuation allowance of $175 million related to an increase in the expected gains from the divestiture of ALICO, a reduction in the deferred tax asset valuation allowance of $4.5 billion related to the total other comprehensive income movement primarily attributable to unrealized appreciation in the available for sale securities portfolio, an offsetting increase in the valuation allowance of $525 million related to lower proceeds from the initial public offering of AIA, an increase in the deferred tax asset valuation allowance of $1.2 billion related to the estimated U.S. tax liability with respect to the investment in subsidiaries associated with goodwill impairment charges, an increase in the deferred tax valuation allowance of $660 million attributable to the estimated pre-tax loss on the planned disposition of AGF, and an increase in the deferred tax asset valuation allowance of $589 million related to a reduction in tax planning strategies.

    The significant unrealized appreciation in the available for sale securities portfolio partially offset by activity in other comprehensive income reduced the net deferred tax asset before valuation allowances, allowing a reduction of $4.5 billion of valuation allowance.

    During the nine months ended September 30, 2010, AIG changed its planned securitization of an insurance portfolio because it is pursuing more attractive opportunities to provide liquidity. This planned securitization previously supported $589 million of the U.S. consolidated income tax group's deferred tax assets.

    For the nine months ended September 30, 2010, $386 million of the reduction in valuation allowance was allocated to continuing operations and $791 million was allocated to Accumulated other comprehensive income. This allocation was based on the primacy of continuing operations, which allows for a net reduction in valuation allowance to be attributed to continuing operations to the extent of the related deferred tax expense attributable to continuing operations. The reduction is partially offset by $589 million of change in the planned securitization and $525 million related to an expectation of lower proceeds from the AIA initial public offering. The remaining reduction in valuation allowance was allocated to accumulated other comprehensive income.

    For the three months ended September 30, 2010, $141 million of the reduction in valuation allowance was allocated to continuing operations and $862 million was allocated to Accumulated other comprehensive income.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At September 30, 2010 and December 31, 2009, AIG had net deferred tax liabilities of $2.6 billion and $2.7 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

    At September 30, 2010 and December 31, 2009, AIG had deferred tax asset valuation allowances of $2.6 billion and $3.3 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. The change is primarily due to a deferred tax asset valuation allowance of $1.3 billion reclassified to Assets held for sale partially offset by an additional deferred tax asset valuation allowance of $693 million associated with the purchase of additional shares of Fuji, recorded through purchase accounting.

    At September 30, 2010 and December 31, 2009, AIG had deferred tax assets related to stock compensation of $233 million and $178 million, respectively. Due to AIG's current stock price, these deferred tax assets may not be realizable in the future. The accounting guidance for share based payments precludes AIG from recognizing an impairment charge on this asset until the related stock awards are exercised, vest or expire. Any charge associated with the deferred tax asset, net of valuation allowance, is reported in Additional paid-in capital until the pool of previously recognized tax benefits recorded in Additional paid-in capital is reduced to zero. Income tax expense would be recognized for any additional charge. AIG has a full valuation allowance against its deferred tax asset related to stock based compensation as of September 30, 2010. Any reversal of the deferred tax asset due to awards that have been exercised, vested or expired is offset by a reversing valuation allowance with no net impact to the AIG's financial statements. Accordingly, no amount is recorded to Additional paid-in capital for the shortfall of the current-year share-based compensation deductions, and thus there is no decrease to the pool of previously unrecognized tax benefits recorded in Additional paid-in capital. At both September 30, 2010 and December 31, 2009, the pool of previously recognized tax benefits recorded in Additional paid-in capital was $142.6 million.

Accounting for Uncertainty in Income Taxes

    At September 30, 2010 and December 31, 2009, AIG's unrecognized tax benefits, excluding interest and penalties, were $5.3 billion and $4.8 billion, respectively. At both September 30, 2010 and December 31, 2009, AIG's unrecognized tax benefits were $1.6 billion and $1.4 billion, respectively, related to tax positions the disallowance of which would not affect the effective tax rate as they relate to such factors as the timing, rather than the permissibility, of the deduction. Accordingly, at September 30, 2010 and December 31, 2009, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.7 billion and $3.4 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2010 and December 31, 2009, AIG had accrued $825 million and $835 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2010 and 2009, AIG recognized $74 million and $199 million, respectively, of interest (net of federal benefit) and penalties in the Consolidated Statement of Income (Loss).

    AIG regularly evaluates adjustments proposed by taxing authorities. At September 30, 2010, such proposed adjustments would not have resulted in a material change to AIG's consolidated financial condition, although it is possible that the effect could be material to AIG's consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH(a)	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

September 30, 2010
Assets:
Investments(a)	$9,799	$-	$598,757	$(131,304)	$477,252
Cash	73	-	1,595	-	1,668
Loans to subsidiaries(b)	64,648	-	(64,648)	-	-
Debt issuance costs, including prepaid commitment asset of $4,718	4,973	-	242	-	5,215
Investment in consolidated subsidiaries(b)	85,127	34,453	3,287	(122,867)	-
Other assets, including current and deferred income taxes	12,034	2,679	138,345	(70)	152,988
Assets held for sale	-	-	234,841	1	234,842

Total assets	$176,654	$37,132	$912,419	$(254,240)	$871,965

Liabilities:
Insurance liabilities	$-	$-	$342,937	$(351)	$342,586
Federal Reserve Bank of New York credit facility	20,470	-	-	-	20,470
Other long-term debt	43,001	1,637	177,623	(128,842)	93,419
Other liabilities, including intercompany balances(a)(c)	32,335	4,822	60,725	(2,455)	95,427
Liabilities held for sale	6	-	209,272	45	209,323

Total liabilities	95,812	6,459	790,557	(131,603)	761,225

Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $107 associated with businesses held for sale)	-	-	1,412	615	2,027
Total AIG shareholders' equity	80,842	30,673	117,630	(148,303)	80,842
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	-	25,955	25,955
Other (including $403 million associated with businesses held for sale)	-	-	2,820	(904)	1,916

Total noncontrolling interests	-	-	2,820	25,051	27,871

Total equity	80,842	30,673	120,450	(123,252)	108,713

Total liabilities and equity	$176,654	$37,132	$912,419	$(254,240)	$871,965

December 31, 2009
Assets:
Investments(a)	$10,702	$-	$736,977	$(146,514)	$601,165
Cash	57	2	4,341	-	4,400
Loans to subsidiaries(b)	72,926	-	(72,926)	-	-
Debt issuance costs, including prepaid commitment asset of $7,099	7,383	-	159	-	7,542
Investment in consolidated subsidiaries(b)	71,419	28,580	(980)	(99,019)	-
Other assets, including current and deferred income taxes	10,986	2,618	164,670	(175)	178,099
Assets held for sale	-	-	56,379	-	56,379

Total assets	$173,473	$31,200	$888,620	$(245,708)	$847,585

Liabilities:
Insurance liabilities	$-	$-	$461,706	$(409)	$461,297
Federal Reserve Bank of New York Commercial
Paper Funding Facility	-	-	4,739	-	4,739
Federal Reserve Bank of New York credit facility	23,435	-	-	-	23,435
Other long-term debt	45,436	2,097	210,512	(144,747)	113,298
Other liabilities, including intercompany balances(a)(c)	34,778	4,209	60,135	(1,940)	97,182
Liabilities held for sale	-	-	48,599	-	48,599

Total liabilities	103,649	6,306	785,691	(147,096)	748,550

Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $211 associated with businesses held for sale)	-	-	177	782	959
Total AIG shareholders' equity	69,824	24,894	83,303	(108,197)	69,824
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	15,596	8,944	24,540
Other (including $2.2 billion associated with businesses held for sale in 2009)	-	-	3,853	(141)	3,712

Total noncontrolling interests	-	-	19,449	8,803	28,252

Total equity	69,824	24,894	102,752	(99,394)	98,076

Total liabilities and equity	$173,473	$31,200	$888,620	$(245,708)	$847,585

(a)
Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For September 30, 2010 and December 31, 2009, includes intercompany tax payable of $27.9 billion and $28.7 billion, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $92 million and $45 million, respectively, for AIGLH.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended September 30, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(1,688)	$641	$-	$1,047	$-
Dividend income from consolidated subsidiaries(a)	523	-	-	(523)	-
Change in fair value of ML III	-	-	-	-	-
Other revenue(b)	211	48	18,832	-	19,091

Total revenues	(954)	689	18,832	524	19,091

Expenses:
Accrued and compounding interest	120	-	-	(60)	60
Amortization of prepaid commitment asset	1,199	-	-	(75)	1,124

Total interest expense on FRBNY Credit Facility	1,319	-	-	(135)	1,184
Other interest expense	513	96	365	-	974
Restructuring expenses and related asset impairment and other expenses	109	-	-	-	109
Other expense	308	-	16,094	-	16,402

Total expenses	2,249	96	16,459	(135)	18,669

Income (loss) from continuing operations before income tax expense (benefit)	(3,203)	593	2,373	659	422
Income tax expense (benefit)(c)	(825)	(15)	1,195	114	469

Income (loss) from continuing operations	(2,378)	608	1,178	545	(47)
Loss from discontinued operations	(17)	-	(1,806)	(21)	(1,844)

Net income (loss)	(2,395)	608	(628)	524	(1,891)
Less:
Net income from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	388	-	388
Other	-	-	104	-	104

Total income from continuing operations attributable to noncontrolling interests	-	-	492	-	492
Income from discontinued operations attributable to noncontrolling interests	-	-	12	-	12

Total net income attributable to noncontrolling interests	-	-	504	-	504

Net income (loss) attributable to AIG	(2,395)	$608	$(1,132)	$524	$(2,395)

Three Months Ended September 30, 2009
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$695	$176	$-	$(871)	$-
Dividend income from consolidated subsidiaries(a)	811	-	-	(811)	-
Change in fair value of ML III	-	-	-	-	-
Other revenue(b)	310	49	19,245	-	19,604

Total revenues	1,816	225	19,245	(1,682)	19,604

Expenses:
Accrued and compounding interest	430	-	-	(58)	372
Amortization of prepaid commitment asset	822	-	-	(85)	737

Total interest expense on FRBNY Credit Facility	1,252	-	-	(143)	1,109
Other interest expense	631	93	260	-	984
Restructuring expenses and related asset impairment and other expenses	82	-	-	-	82
Other expenses	151	-	17,795	-	17,946

Total expenses	2,116	93	18,055	(143)	20,121

Income (loss) from continuing operations before income tax expense (benefit)	(300)	132	1,190	(1,539)	(517)
Income tax expense (benefit)(c)	(755)	46	301	-	(408)

Income (loss) from continuing operations	455	86	889	(1,539)	(109)
Income (loss) from discontinued operations	-	-	237	(143)	94

Net income (loss)	455	86	1,126	(1,682)	(15)
Less:
Net loss from continuing operations attributable to noncontrolling interests	-	-	(496)	-	(496)
Income from discontinued operations attributable to noncontrolling interests	-	-	26	-	26

Total net loss attributable to noncontrolling interests	-	-	(470)	-	(470)

Net income (loss) attributable to AIG	455	$86	$1,596	$(1,682)	$455

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(2,616)	$1,120	$-	$1,496	$-
Dividend income from consolidated subsidiaries(a)	1,206	-	-	(1,206)	-
Change in fair value of ML III	-	-	-	-	-
Other revenue(b)	2,130	148	53,336	-	55,614

Total revenues	720	1,268	53,336	290	55,614

Expenses:
Accrued and compounding interest	526	-	-	(168)	358
Amortization of prepaid commitment asset	2,381	-	-	(239)	2,142

Total interest expense on FRBNY Credit Facility	2,907	-	-	(407)	2,500
Other interest expense	1,735	282	817	-	2,834
Restructuring expenses and related asset impairment and other expenses	244	-	-	-	244
Other expense	1,036	-	45,202	-	46,238

Total expenses	5,922	282	46,019	(407)	51,816

Income (loss) from continuing operations before income tax expense (benefit)	(5,202)	986	7,317	697	3,798
Income tax expense (benefit)(c)	(1,951)	(42)	2,895	142	1,044

Income (loss) from continuing operations	(3,251)	1,028	4,422	555	2,754
Loss from discontinued operations	(17)	-	(4,047)	(265)	(4,329)

Net income (loss)	(3,268)	1,028	375	290	(1,575)
Less:
Net income from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	1,415	-	1,415
Other	-	-	243	-	243

Total income from continuing operations attributable to noncontrolling interests	-	-	1,658	-	1,658
Income from discontinued operations attributable to noncontrolling interests	-	-	35	-	35

Total net income attributable to noncontrolling interests	-	-	1,693	-	1,693

Net income (loss) attributable to AIG	(3,268)	$1,028	$(1,318)	$290	$(3,268)

Nine Months Ended September 30, 2009
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$64	$(710)	$-	$646	$-
Dividend income from consolidated subsidiaries(a)	1,331	169	-	(1,500)	-
Change in fair value of ML III	(1,401)	-	-	-	(1,401)
Other revenue(b)	3,021	151	55,015	-	58,187

Total revenues	3,015	(390)	55,015	(854)	56,786

Expenses:
Accrued and compounding interest	1,690	-	-	(234)	1,456
Amortization of prepaid commitment asset	2,466	-	-	(253)	2,213

Total interest expense on FRBNY Credit Facility	4,156	-	-	(487)	3,669
Other interest expense	1,904	263	844	-	3,011
Restructuring expenses and related asset impairment and
other expenses	330	-	-	-	330
Other expenses	635	-	54,965	-	55,600

Total expenses	7,025	263	55,809	(487)	62,610

Loss from continuing operations before income tax expense (benefit)	(4,010)	(653)	(794)	(367)	(5,824)
Income tax expense (benefit)(c)	(1,934)	27	397	-	(1,510)

Loss from continuing operations	(2,076)	(680)	(1,191)	(367)	(4,314)
Income (loss) from discontinued operations	-	-	1,498	(487)	1,011

Net income (loss)	(2,076)	(680)	307	(854)	(3,303)
Less:
Net loss from continuing operations attributable to
noncontrolling interests	-	-	(1,271)	-	(1,271)
Income from discontinued operations attributable to
noncontrolling interests	-	-	44	-	44

Total net loss attributable to noncontrolling interests	-	-	(1,227)	-	(1,227)

Net income (loss) attributable to AIG	(2,076)	$(680)	$1,534	$(854)	$(2,076)

(a)
Eliminated in consolidation.

(b)
Includes interest income of $840 million and $915 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $2.5 billion and $3.2 billion for the nine-month periods ended September 30, 2010 and 2009, respectively, for American International Group, Inc. (As Guarantor).

(c)
Income taxes recorded by American International Group, Inc. (As Guarantor) include deferred tax expense attributable to the pending sale of foreign businesses and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. See Note 14 herein for additional information.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2010
Net cash (used in) provided by operating activities – continuing operations	$(345)	$(178)	$9,492	$8,969
Net cash (used in) provided by operating activities – discontinued operations	-	-	6,146	6,146

Net cash (used in) provided by operating activities	(345)	(178)	15,638	15,115

Cash flows from investing activities:
Sales of investments	1,523	-	59,491	61,014
Sales of divested businesses, net	278	-	1,625	1,903
Purchase of investments	(52)	-	(71,563)	(71,615)
Loans to subsidiaries – net	2,381	-	(2,381)	-
Contributions to subsidiaries	(2,590)	-	2,590	-
Other, net	(772)	-	5,207	4,435

Net cash (used in) provided by investing activities – continuing operations	768	-	(5,031)	(4,263)
Net cash (used in) provided by investing activities – discontinued operations	-	-	(3,264)	(3,264)

Net cash (used in) provided by investing activities	768	-	(8,295)	(7,527)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	14,900	-	-	14,900
Federal Reserve Bank of New York credit facility repayments	(14,444)	-	(4,068)	(18,512)
Issuance of other long-term debt	-	-	9,683	9,683
Repayments on other long-term debt	(2,389)	(500)	(7,592)	(10,481)
Drawdown on the Department of the Treasury Commitment	2,199	-	-	2,199
Intercompany loans – net	(670)	676	(6)	-
Other, net	(3)	-	(2,629)	(2,632)

Net cash (used in) provided by financing activities – continuing operations	(407)	176	(4,612)	(4,843)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(3,929)	(3,929)

Net cash (used in) provided by financing activities	(407)	176	(8,541)	(8,772)
Effect of exchange rate changes on cash	-	-	(4)	(4)

Change in cash	16	(2)	(1,202)	(1,188)
Cash at beginning of period	57	2	4,341	4,400
Reclassification to assets held for sale	-	-	(1,544)	(1,544)

Cash at end of period	$73	$-	$1,595	$1,668

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2009
Net cash (used in) provided by operating activities – continuing operations	$286	$(113)	$8,238	$8,411
Net cash (used in) provided by operating activities – discontinued operations	-	-	3,563	3,563

Net cash (used in) provided by operating activities	286	(113)	11,801	11,974

Cash flows from investing activities:
Sales of investments	1,345	-	70,525	71,870
Sales of divested businesses, net	857	169	3,632	4,658
Purchase of investments	(235)	-	(56,827)	(57,062)
Loans to subsidiaries – net	(2,200)	-	2,200	-
Contributions to subsidiaries	(2,608)	(2,350)	4,958	-
Other, net	605	-	(11,210)	(10,605)

Net cash (used in) provided by investing activities – continuing operations	(2,236)	(2,181)	13,278	8,861
Net cash (used in) provided by investing activities – discontinued operations	-	-	288	288

Net cash (used in) provided by investing activities	(2,236)	(2,181)	13,566	9,149

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	20,000	-	-	20,000
Federal Reserve Bank of New York credit facility repayments	(21,000)	-	-	(21,000)
Issuance of other long-term debt	-	-	2,977	2,977
Repayments on other long-term debt	(1,880)	-	(11,079)	(12,959)
Drawdown on the Department of the Treasury Commitment	3,206	-	-	3,206
Intercompany loans – net	1,655	1,094	(2,749)	-
Other, net	(22)	1,200	(12,548)	(11,370)

Net cash (used in) provided by financing activities – continuing operations	1,959	2,294	(23,399)	(19,146)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(5,857)	(5,857)

Net cash (used in) provided by financing activities	1,959	2,294	(29,256)	(25,003)

Effect of exchange rate changes on cash	-	-	195	195

Change in cash	9	-	(3,694)	(3,685)
Cash at beginning of period	103	-	8,539	8,642

Cash at end of period	$112	$-	$4,845	$4,957

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplementary disclosure of cash flow information:

	American International Group, Inc. (As Guarantor)	AIGLH	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the nine months ended September 30, 2010 for:
Interest:
Third party	$(1,856)	$(146)	$(1,976)	$(3,978)
Intercompany	(1)	(170)	171	-
Taxes:
Income tax authorities	$(30)	$-	$(1,104)	$(1,134)
Intercompany	736	-	(736)	-

Cash (paid) received during the nine months ended September 30, 2009 for:
Interest:
Third party	$(1,972)	$(146)	$(2,219)	$(4,337)
Intercompany	(1)	(147)	148	-
Taxes:
Income tax authorities	$1,140	$-	$(1,159)	$(19)
Intercompany	375	(12)	(363)	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Nine Months Ended September 30, (in millions)	2010	2009

Intercompany non-cash financing and investing activities:
Capital contributions in the form of bonds	$-	$2,698
Capital contributions to subsidiaries through forgiveness of loans	2,200	287
Other capital contributions in the form of forgiveness of payables and contribution of assets – net	68	1,900
Paydown of FRBNY Credit Facility by subsidiary	4,068	-
Intercompany loan settled through note receivable	214	-
Note received offset by intercompany payable	25	-
Loan receivable offset by intercompany payable	460	-

16. Subsequent Events

    On October 29, 2010, AIG completed an initial public offering of 8.08 billion ordinary shares of AIA for aggregate gross proceeds of approximately $20.51 billion. Upon completion of the initial public offering, AIG owned approximately 33 percent of AIA's outstanding shares. Accordingly in the fourth quarter of 2010, AIG will deconsolidate AIA and expects to record a material gain on the transaction. Under the terms of an agreement with the underwriters, AIG is precluded from selling or hedging any of its remaining shares of AIA until October 18, 2011 and more than half of its remaining shares of AIA until April 18, 2012. Based on AIG's significant continuing involvement through its equity ownership AIA is not being presented as a discontinued operation in the Consolidated Financial Statements at September 30, 2010. At October 29, 2010, the fair value of AIG's retained interest in AIA was approximately $11.8 billion.

    On November 1, 2010, AIG closed the sale of ALICO to MetLife and received net cash consideration of $7.2 billion (which included an upward price adjustment of approximately $400 million pursuant to the terms of the ALICO stock purchase agreement), 78,239,712 shares of MetLife common stock, 6,857,000 shares of newly issued MetLife participating preferred stock convertible into 68,570,000 shares of MetLife common stock upon the approval of MetLife shareholders, and 40,000,000 equity units of MetLife with an aggregate stated value of $3.0 billion. AIG intends to monetize these MetLife securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. AIG expects to record a material gain on the transaction in the fourth quarter.

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

 Cautionary Statement Regarding Forward-Looking Information

    This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG's officers and representatives may from time to time make, projections and statements which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections and statements may address, among other things:

  •
  the completion of the transactions contemplated by the agreement in principle, dated September 30, 2010 (the Recapitalization Agreement in Principle), for a series of integrated transactions (the Recapitalization) with the Federal Reserve Bank of New York (FRBNY), the United States Department of the Treasury (Department of the Treasury) and the AIG Credit Facility Trust (the Trust);

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

American International Group, Inc. and Subsidiaries

    It is possible that AIG's actual results and financial condition will differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG's actual results to differ, possibly materially, from those in the specific projections and statements include:

  •
  a failure to complete the transactions contemplated by the Recapitalization Agreement in Principle;

  •
  developments in global credit markets; and

  •
  such other factors as discussed throughout Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2009 (including Amendment No. 1 on Form 10-K/A filed on March 31, 2010 and Amendment No. 2 on Form 10-K/A filed on August 24, 2010, collectively the 2009 Annual Report on Form 10-K) and throughout Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part II, Item 1A. Risk Factors in each of the Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2010, the Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2010 and this Quarterly Report on Form 10-Q.

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

Executive Overview

    AIG reports the results of its operations through the following reportable segments:

  •
  General Insurance — branded as Chartis in 2009, is comprised of multiple line companies writing substantially all lines of property and casualty insurance and various personal lines both domestically and abroad. Beginning in the third quarter of 2010, includes the results of Fuji Fire & Marine Insurance Company Limited (Fuji).

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

  •
  Foreign Life Insurance & Retirement Services — provides insurance and investment-oriented products such as whole and term life, investment linked, universal life and endowments, personal accident and health products, and group products including pension, life and health, and fixed annuities in Asia.

  •
  Financial Services — engages in diversified activities, including commercial aircraft and equipment leasing and capital markets operations, both in the United States and abroad.

American International Group, Inc. and Subsidiaries

Priorities for 2010 and 2011

    AIG is focused on the following priorities for 2010 and 2011:

  •
  Completing the Recapitalization and related transactions;

    •
    completing the definitive documentation and executing the transactions contemplated by the Recapitalization Agreement in Principle, including the repayment of all amounts owed under the FRBNY credit facility (the FRBNY Credit Facility) provided by the FRBNY under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Agreement), between AIG and the FRBNY;

    •
    closing the pending sales transactions for American General Finance, Inc. (AGF), AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison) and implementing plans to monetize securities of MetLife, Inc. (MetLife) received upon the sale of American Life Insurance Company (ALICO);

    •
    developing plans to monetize additional shares of AIA Group Limited (AIA) following completion of the initial public offering and listing on the Stock Exchange of Hong Kong on October 29, 2010; and

    •
    pursuing options for a sale of Nan Shan.

  •
  Continuing the stabilization and strengthening of AIG's businesses; and

  •
  Continuing the wind-down of AIG's exposure to certain financial products and derivatives trading activities.

Significant Events in 2010

Recapitalization

    As further discussed in Note 1 in the Consolidated Financial Statements, on September 30, 2010, AIG entered into the Recapitalization. The transactions constituting the Recapitalization are to occur substantially simultaneously at the closing (Closing) of the Recapitalization and include the following:

  •
  Repayment and Termination of the FRBNY Credit Facility:    At the Closing, AIG will repay to the FRBNY in cash all amounts owing under the FRBNY Credit Facility, and the FRBNY Credit Facility will be terminated.

  •
  Repurchase and Exchange of the SPV Preferred Interests:    At the Closing, AIG will draw down an amount remaining available to be funded under the commitment of the Department of the Treasury (Department of the Treasury Commitment) pursuant to the Securities Purchase Agreement, dated as of April 17, 2009 (Series F SPA), between AIG and the Department of the Treasury relating to the Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (Series F Preferred Stock), less any amount designated by AIG (Series G Drawdown Right) to be allocated to the Series G Cumulative Mandatory Convertible Preferred Stock, par value $5.00 per share (Series G Preferred Stock), as described below. As of October 31, 2010, the total available funding under the Department of the Treasury Commitment was approximately $22.3 billion (this amount, less any amount designated for the Series G Drawdown Right, the Series F Closing Drawdown Amount). AIG will use the Series F Closing Drawdown Amount to repurchase all or a portion of the FRBNY's preferred interests in the SPVs (SPV Preferred Interests) corresponding to the Series F Closing Drawdown Amount (Transferred SPV Preferred Interests) and transfer the Transferred SPV Preferred Interests to the Department of the Treasury in exchange for shares of Series F Preferred Stock with an equivalent liquidation value.

  •
  Issuance of AIG's Series G Preferred Stock:    In connection with the Recapitalization, AIG and the Department of the Treasury will amend and restate the Series F SPA to provide for the issuance of the Series G Preferred Stock by AIG to the Department of the Treasury at the Closing. The right of AIG to draw on the Department of the Treasury Commitment will be terminated, and outstanding Series F Preferred Stock will be exchanged as described below.

  •
  Exchange of Series C, E and F Preferred Stock for AIG Common Stock:    At the Closing, (i) the shares of the Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (Series C Preferred

American International Group, Inc. and Subsidiaries

    Stock), held by the Trust will be exchanged for approximately 562.9 million shares of AIG common stock, par value $2.50 per share (AIG Common Stock), which will simultaneously be distributed to the Department of the Treasury; (ii) the shares of the Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (Series E Preferred Stock) held by the Department of the Treasury will be exchanged for approximately 924.5 million shares of AIG Common Stock; and (iii) the shares of the Series F Preferred Stock held by the Department of the Treasury will be exchanged for (a) the Transferred SPV Preferred Interests (as described above), (b) newly issued shares of the Series G Preferred Stock and (c) approximately 167.6 million shares of AIG Common Stock. After completing the Recapitalization, the Department of the Treasury will hold approximately 1.655 billion shares of newly issued AIG Common Stock, representing ownership of approximately 92.1 percent of the AIG Common Stock that will be outstanding as of the Closing.

  •
  Issuance to AIG's Shareholders of Warrants to Purchase AIG Common Stock:    Immediately after the Closing, AIG will issue to the holders of AIG Common Stock prior to the Closing, by means of a dividend, 10-year warrants to purchase up to 75 million shares of AIG Common Stock in the aggregate at an exercise price of $45.00 per share.

  •
  Exchange of Equity Units:    On October 8, 2010, AIG commenced an offer to exchange up to 74,480,000 of its Equity Units for consideration per Equity Unit equal to 0.09867 shares of AIG Common Stock plus $3.2702 in cash. The consideration offered per Equity Unit is the same number of shares and the same cumulative amount of cash per Equity Unit that a holder would receive if the holder did not tender into the exchange offer and instead held Equity Units and settled the respective stock purchase contract at its final stock purchase date with the proceeds from subordinated debentures. The 74,480,000 Equity Units AIG seeks to acquire represent approximately 95 percent of the outstanding Equity Units. If more than 95 percent of the holders of the outstanding Equity Units accept the exchange offer, the Equity Units accepted in the exchange offer will be prorated as necessary to remain within this limit. The exchange offer expires on November 10, 2010, unless extended or earlier terminated by AIG. In addition, debentures included in the Equity Units not exchanged in the exchange offer will continue to be subject to remarketing. Depending on the amount of Equity Units that are accepted for exchange in the exchange offer, the trading market for the Equity Units that remain outstanding after the exchange offer is expected to be more limited. AIG may, to the extent permitted by applicable law, after the settlement date of the exchange offer, purchase Equity Units. Following completion of the exchange offer, AIG may also repurchase Debentures in a remarketing, in the open market, in privately negotiated transactions or otherwise. No assurance can be given that AIG will complete the exchange offer or that the terms of the exchange offer will not be changed.

  •
  The Department of the Treasury's Outstanding Warrants:    The outstanding warrants currently held by the Department of the Treasury will remain outstanding following the Recapitalization; but no adjustment will be made to the terms of the warrants as a result of the Recapitalization.

    These transactions contemplated by the Recapitalization are subject to the negotiation and execution of definitive documentation, whose terms may differ from those described above, and include the following material conditions:

  •
  the Recapitalization transactions will generate aggregate proceeds sufficient to repay all amounts owing under the FRBNY Credit Facility;

  •
  the FRBNY will not hold SPV Preferred Interests having an aggregate liquidation preference in excess of $6 billion;

  •
  AIG and the primary insurance companies of Chartis and SunAmerica shall have rating profiles reasonably acceptable to the FRBNY, the Department of the Treasury, the Trust and AIG;

  •
  AIG shall have in place at the Closing available cash and third party financing commitments in amounts and on terms reasonably acceptable to the FRBNY, the Department of the Treasury and AIG;

American International Group, Inc. and Subsidiaries

  •
  AIG shall have achieved its year-end 2010 targets for the de-risking of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (AIGFP); and

  •
  shareholder, regulatory and other customary approvals.

AIA Initial Public Offering

    During the second quarter of 2010, AIG and Prudential plc terminated the AIA purchase agreement they had entered in March 2010 and in accordance with the terms of the purchase agreement, Prudential plc paid AIG a termination fee of $228 million, which was included in Net loss (gain) on sale of divested businesses in the Consolidated Statement of Income (Loss) during the second quarter of 2010. As a result of the termination, AIA is presented as part of continuing operations in the Consolidated Financial Statements (AIA was previously presented as discontinued operations upon the entry into the purchase agreement in March 2010). See Note 2 in the Consolidated Financial Statements for discussion of segment reporting presentation.

    On October 29, 2010, AIG completed an initial public offering of 8.08 billion ordinary shares of AIA for aggregate gross proceeds of approximately $20.51 billion. Upon completion of the initial public offering, AIG owned approximately 33 percent of AIA's outstanding shares. Accordingly in the fourth quarter of 2010, AIG will deconsolidate AIA and expects to record a material gain on the transaction. Under the terms of an agreement with the underwriters, AIG is precluded from selling or hedging any of its remaining shares of AIA until October 18, 2011 and more than half of its remaining shares of AIA until April 18, 2012. Based on AIG's significant continuing involvement through its equity ownership AIA is not being presented as a discontinued operation in the Consolidated Financial Statements at September 30, 2010. At October 29, 2010 the fair value of AIG's retained interest in AIA was approximately $11.8 billion.

    Under the Recapitalization Agreement in Principle, net cash proceeds from the AIA public offering will be held in escrow pending the Closing of the transactions contemplated by the Recapitalization Agreement in Principle. Upon the Closing of such transactions, these cash proceeds will be loaned by AIA Aurora LLC to AIG and will be used to repay amounts owing under the FRBNY Credit Facility. If the transactions contemplated by the Recapitalization Agreement in Principle are not completed, AIG expects that the net proceeds would instead be used to pay down the liquidation preference of the AIA SPV Preferred Interests held by FRBNY, including preferred returns. AIG expects that, unless otherwise agreed with the FRBNY, any excess would then be used to repay any outstanding debt under the FRBNY Credit Facility.

    The value of the AIA shares that AIG will continue to hold following the initial public offering of AIA will fluctuate until the ultimate disposition by AIG of the AIA shares. The value of the AIA shares will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of AIA. The agreement with the underwriters precludes AIG from entering into hedging transactions that might protect AIG against fluctuations in the value of its remaining interests in AIA while those restrictions are in place.

ALICO Sale

    On March 7, 2010, AIG and ALICO Holdings LLC (ALICO SPV), a special purpose vehicle formed by AIG, entered into a definitive agreement with MetLife for the sale of ALICO by ALICO SPV to MetLife, and the sale of Delaware American Life Insurance Company by AIG to MetLife, for consideration then valued at approximately $15.5 billion, consisting of $6.8 billion in cash and the remainder in equity securities of MetLife, subject to closing adjustments. The ALICO sale closed on November 1, 2010. The fair market value of the consideration at closing was approximately $16.2 billion.

    On the closing date, as consideration for the ALICO sale, ALICO SPV received net cash consideration of $7.2 billion (which included an upward price adjustment of approximately $400 million pursuant to the terms of the ALICO stock purchase agreement), 78,239,712 shares of MetLife common stock, 6,857,000 shares of newly issued participating preferred stock convertible into 68,570,000 shares of MetLife common stock upon the approval of MetLife shareholders, and 40,000,000 equity units of MetLife with an aggregate stated value of $3.0 billion. AIG intends to monetize these MetLife securities over time, subject to market conditions, following

American International Group, Inc. and Subsidiaries

the lapse of agreed-upon minimum holding periods. AIG expects to record a material gain on the transaction in the fourth quarter.

    Under the Recapitalization, net cash proceeds from the ALICO sale will be held in escrow pending the Closing. Upon the Closing of the Recapitalization, these cash proceeds will be loaned by ALICO SPV to AIG and will be used to repay amounts owing under the Credit Agreement. If the Recapitalization is not completed, AIG expects that the cash proceeds would instead be paid to the FRBNY in its capacity as holder of preferred interests in ALICO SPV to reduce the aggregate outstanding liquidation preference of those preferred interests.

    Prior to conversion into MetLife common stock, the participating preferred stock will be entitled to dividends equivalent, on an as-converted basis, to those that may be declared from time to time on MetLife common stock.

    Each of the equity units of MetLife has an initial stated amount of $75 and consists of an ownership interest in three series of senior debt securities of MetLife and three stock purchase contracts with a weighted average life of approximately three years. The stock purchase contracts obligate the holder of an equity unit to purchase, and obligate MetLife to sell, a number of shares of MetLife common stock that will be determined based on the market price of MetLife common stock at the scheduled settlement dates under the stock purchase contracts (a minimum of 67,764,000 shares and a maximum of 84,696,000 shares in the aggregate for all equity units, subject to anti-dilution adjustments). The equity units provide for the remarketing of the senior debt securities to fund the purchase price of the MetLife common stock. They also entitle the holder to receive interest payments on the senior debt securities and deferrable contract payments at a combined rate equal to 5% of their stated amount. The equity units have been placed in escrow as collateral to secure payments, if any, in respect of indemnity obligations owed by ALICO SPV to MetLife under the ALICO stock purchase agreement and other transaction agreements. The escrow collateral will be released to ALICO SPV over a 30-month period, to the extent not used to make indemnity payments or to secure pending indemnity claims submitted by MetLife.

    The value of the MetLife securities received in the sale of ALICO will continue to fluctuate until the ultimate monetization by AIG of the MetLife securities. These fluctuations will be influenced by market prices of MetLife securities generally, and the market prices of MetLife common stock in particular, which will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of MetLife. AIG is subject in each case to agreed-upon minimum holding periods that also restrict AIG's ability to enter into hedging transactions that might protect AIG against fluctuations in the value of the securities consideration. These minimum holding periods and hedging restrictions cannot be altered without the consent of MetLife, so AIG will bear the risk of these market price fluctuations during the applicable holding periods. The amount of any gain or loss recognized by AIG upon each sale will depend upon the fair value of the securities consideration received as of closing and the proceeds received by AIG from the monetization of the securities. This may also result in AIG realizing ultimate cash proceeds from the monetization of the securities consideration that are substantially less than what might be expected from the value of such consideration as of the date of the closing of the sale.

AGF Sale

    On August 10, 2010, AIG entered into a definitive agreement to sell 80 percent of AGF for $125 million. Since AIG's voting ownership interest in AGF will fall below 20 percent, AGF has been reclassified to discontinued operations. As a result of this transaction, AIG recorded an estimated pre-tax loss of approximately $1.9 billion in the third quarter of 2010. The transaction is expected to close by the end of 2010 subject to regulatory approvals and customary closing conditions.

AIG Star and AIG Edison Sale

    On September 29, 2010, AIG entered into a definitive agreement with Prudential Financial, Inc. for the sale of its Japan-based insurance subsidiaries AIG Star and AIG Edison for $4.8 billion, less the principal balance of certain outstanding debt owed by AIG Star and AIG Edison as of the closing date. As of September 30, 2010, the outstanding principal balance of the debt approximated $0.6 billion. The transaction is expected to close by the end of the first quarter of 2011, subject to regulatory approvals and customary closing conditions.

American International Group, Inc. and Subsidiaries

 Nan Shan Transaction

    In the fourth quarter of 2009, AIG entered into an agreement to sell its 97.57 percent share of Nan Shan for approximately $2.15 billion. On August 31, 2010, the Taiwan Financial Supervisory Commission did not approve the sale of Nan Shan to the purchasers. Although the sale was not approved by regulatory authorities in Taiwan, AIG is pursuing other opportunities to divest Nan Shan and believes the proceeds from the sale of this business will approximate the previous sale amount. In addition, AIG believes it will complete the sale of Nan Shan within 12 months with similar terms and conditions. Therefore, AIG continues to classify Nan Shan as held-for-sale and as a discontinued operation. This is based on management's expressed intent to exit the life insurance market in Taiwan.

    See Notes 1 and 3 to the Consolidated Financial Statements for further discussion of these transactions.

Sale of Interest in Transatlantic

    On March 15, 2010, AIG closed a secondary public offering of 8,466,693 shares of Transatlantic Holdings, Inc. (Transatlantic) common stock owned by American Home Assurance Company, a subsidiary of AIG, for aggregate gross proceeds of $452 million.

ILFC Liquidity

    During the first nine months of 2010, ILFC significantly increased its liquidity position through a combination of new secured and unsecured debt issuances of approximately $8.8 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Approximately $4.0 billion of the $4.4 billion in debt issued in the third quarter of 2010 was used to repay loans from AIG. AIG used the $4.0 billion received from ILFC to reduce the principal amount outstanding under the FRBNY Credit Facility. Availability of $318 million of debt issuances is subject to the satisfaction of certain collateralization milestones. In addition, during the nine-month period ended September 30, 2010, ILFC agreed to sell 64 aircraft to third parties, of which 59 aircraft, with an aggregate book value of approximately $2.6 billion, met the criteria to be classified as held for sale. These sales are expected to generate approximately $2.3 billion in gross proceeds during 2010. During the nine-month period ended September 30, 2010, 35 of the 64 aircraft were sold, of which 31 had been classified as held for sale. At September 30, 2010, 28 aircraft were recorded in Assets held for sale on the Consolidated Balance Sheet and the sales are expected to be completed for most of these aircraft during the remainder of 2010.

2010 Financial Overview

    AIG's income from continuing operations before income taxes amounted to $422 million in the third quarter of 2010, an increase of $939 million compared to the same period of 2009. These results reflected the following:

  •
  an improvement in underwriting results for General Insurance and Mortgage Guaranty;

  •
  an improvement of $660 million in Asset Management pre-tax earnings, reflecting decreases in impairment charges on proprietary real estate and private equity investments as well as the prior year quarter's goodwill impairment charges;

  •
  losses of $885 million on sales of divested businesses recorded in the third quarter of 2009; and

  •
  a reduction in net realized capital losses of $1.2 billion as discussed in Consolidated Results — Net Realized Capital Gains (Losses).

    These improvements were partially offset by the following:

  •
  a decline of $1.2 billion in Financial Services pre-tax income, reflecting a decrease in unrealized market valuation gains on the super senior credit default swap portfolio in Capital Markets of $807 million, as well as ILFC impairment charges recorded in the third quarter of 2010 of $465 million; and

  •
  a decline of $1.2 billion in net investment income, primarily driven by lower valuation gains associated with AIG's interests in Maiden Lane II LLC (ML II) and Maiden Lane III LLC (ML III) (together, the Maiden

American International Group, Inc. and Subsidiaries

    Lane Interests), as well as accelerated amortization of the prepaid commitment fee asset of $762 million in 2010.

    Additionally, AIG recorded a net loss from discontinued operations of $1.8 billion during the third quarter of 2010, which included a goodwill impairment charge of $1.3 billion related to the sale of AIG Star and AIG Edison as well as an estimated pre-tax loss of $1.9 billion on the sale of AGF.

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

  •
  The execution of the Recapitalization Agreement in Principle;

  •
  AIG's liquidity-related actions and plans to stabilize its businesses and repay the debt outstanding under the FRBNY Credit Facility, including the Recapitalization;

  •
  The additional capital provided or committed through the Department of the Treasury Commitment until completion of the Recapitalization;

  •
  The plans to monetize the MetLife securities received upon the ALICO closing;

  •
  The plans to sell the remaining shares in AIA;

  •
  The level of AIG's realized and unrealized losses and the negative impact of these losses in shareholders' equity and on the capital levels of AIG's insurance subsidiaries;

  •
  The continuing liquidity needs in certain of AIG's businesses and AIG's actions to address such needs;

  •
  The substantial risks to which AIG is subject; and

  •
  AIG's ability to obtain third party financing and/or ability to access capital markets following the Recapitalization.

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

    It is possible that the actual outcome of one or more of management's plans could be materially different, that one or more of management's significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect and that AIG could fail to complete the Recapitalization. If one or more of these possible outcomes is realized and third party financing and existing liquidity sources, including those from the U.S. Government, are not sufficient, without continued support from the U.S. Government in the future there could exist substantial doubt about AIG's ability to operate as a going concern.

    See Note 1 to the Consolidated Financial Statements for additional discussion regarding going concern considerations.

American International Group, Inc. and Subsidiaries

Capital Resources and Liquidity

Liquidity

Overview

    At September 30, 2010, remaining amounts available under the FRBNY Credit Facility and the Department of the Treasury Commitment were $14.9 billion and $22.3 billion, respectively, compared to $17.1 billion and $24.5 billion, respectively, at December 31, 2009.

    AIG manages liquidity at both the parent and subsidiary levels. AIG expects the parent's primary uses of available cash will be debt service and subsidiary funding. AIG expects that dividends, distributions, and other payments from subsidiaries will support AIG Parent's liquidity needs. The FRBNY Credit Facility is also expected to continue to be a source of liquidity until the Closing of the Recapitalization, as described more fully above, whereby AIG intends to fully repay and terminate the FRBNY Credit Facility. In addition, although the Department of the Treasury Commitment may also be used as a source of funding, primarily to support the capital needs of AIG's insurance company subsidiaries, AIG does not expect to utilize the Department of the Treasury Commitment for this purpose. Instead, AIG expects to use the Department of the Treasury Commitment as described under Repurchase and Exchange of the SPV Preferred Interests under Recapitalization above.

    Until the Closing and unless otherwise agreed with the FRBNY, net proceeds from the sales of operations and assets are expected to be used to repay any outstanding debt under the FRBNY Credit Facility, after taking into account taxes, transaction expenses and capital required to be retained for regulatory or ratings purposes except proceeds from the sale of the MetLife securities and the remaining AIA shares must be used to reduce the liquidation preference of the SPV Preferred Interests.

    In the event the Recapitalization does not close, AIG expects that the FRBNY Credit Facility and the Department of the Treasury Commitment will continue to be available under the existing terms and conditions to support AIG Parent's liquidity needs.

    AIG expects that its subsidiaries will be able to continue to meet their obligations as they come due for at least the next twelve months through cash flows from operations and, to the extent necessary, maturing investments and asset sales as well as potential debt issuances.

    See further discussion regarding AIG's liquidity considerations in Liquidity of Parent and Subsidiaries.

Analysis of sources and uses of cash

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Nine Months Ended September 30, (in millions)	2010	2009

Summary:
Net cash provided by operating activities	$15,115	$11,974
Net cash provided by (used in) investing activities	(7,527)	9,149
Net cash (used in) financing activities	(8,772)	(25,003)
Effect of exchange rate changes on cash	(4)	195

Change in cash	(1,188)	(3,685)
Cash at beginning of period	4,400	8,642
Reclassification of assets held for sale	(1,544)	-

Cash at end of period	$1,668	$4,957

    Net cash provided by operating activities was positive for both the nine months of 2010 and 2009, principally due to continued positive cash flows from AIG's life insurance subsidiaries.

    Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits, but the ability of general insurance operations to generate positive cash flow is affected by operating expenses, the frequency and severity of losses under its insurance policies, as well as by policy retention rates. Cash provided by

American International Group, Inc. and Subsidiaries

General Insurance operations was $1.0 billion for the first nine months of 2010 compared to $1.5 billion in the same period in 2009 as a reduction in claims paid was partially offset by declines in premiums collected, arising primarily from a decrease in domestic production. Catastrophic events and significant casualty losses, the timing and effect of which are inherently unpredictable, reduce operating cash flow for AIG's General Insurance operations. Cash provided by AIG's life insurance subsidiaries, including entities presented as discontinued operations, was $10.1 billion for the first nine months of 2010 compared to $5.7 billion in the same period in 2009 as growth in international markets was partially offset by a decrease in cash flows from domestic operations. Cash flows provided from Financial Services including entities presented as discontinued operations were $3.4 billion and $4.2 billion for the nine months ended September 30, 2010 and 2009, respectively. The decrease can be attributed in part to the continued wind-down of Capital Markets' businesses and portfolio.

    The Capital Markets wind-down and other segment developments affecting net income described above are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Accrued compounding interest and fees (reflected as non-cash expenses) were paid in kind in both periods under the provisions of the FRBNY Credit Facility and, accordingly, did not reduce operating cash flow in either period. Debt under the FRBNY Credit Facility includes total accrued compounding interest and fees of $6.2 billion at September 30, 2010, the payment of which will be reflected as a reduction in operating cash flows in the period that the accrued compounding interest and fees for the FRBNY Credit Facility are paid.

    Net cash used in investing activities in the first nine months of 2010 primarily resulted from net purchases of fixed maturity securities due to AIG's ability to invest cash generated from operating activities, and the redeployment of liquidity that had been accumulated by the insurance companies in the 2008 and 2009 time frame. In the first nine months of 2009, Net cash provided by investing activities resulted from the net proceeds from the sale and maturity of investments.

    Net cash used in financing activities was significantly lower in the third quarter of 2010 compared to the same period in 2009, primarily as a result of declines in policyholder contract withdrawals, reflecting improved conditions for the life insurance and retirement services businesses, as well as the issuances of long-term debt by ILFC, which is discussed in Liquidity of Parent and Subsidiaries — Financial Services — ILFC. See Contractual Obligations herein for additional information.

American International Group, Inc. and Subsidiaries

 FRBNY Credit Facility

The following table presents changes in net borrowings outstanding and the remaining available amount that can be borrowed under the FRBNY Credit Facility:

Nine Months Ended September 30, 2010 (in millions)

Net borrowings outstanding, January 1, 2010	$17,900
Loans to AIGFP for collateral postings, GIA and other maturities	850
AIGFP repayments to AIG	(1,431)
Debt payments	2,484
AIG Funding commercial paper maturities	2,000
Dividends from subsidiaries(a)	(640)
Net loan repayments to AGF	800
Net cash proceeds applied as mandatory prepayments	(5,825)
Other borrowings and repayments, net	(1,850)

Net borrowings outstanding, September 30, 2010	14,288
Accrued compounding interest and fees inception through December 31, 2009	5,535
Accrued compounding interest and fees January 1, 2010 through September 30, 2010(b)	647

Total balance outstanding, September 30, 2010	$20,470

Total FRBNY Credit Facility, January 1, 2010(c)	$35,000
Mandatory prepayments	(5,825)

Total FRBNY Credit Facility, September 30, 2010(c)	29,175
Less: borrowings outstanding, September 30, 2010	(14,288)

Remaining available amount, September 30, 2010(c)	$14,887

(a)
Excludes dividends of $520 million which are included in the Net cash proceeds applied as mandatory prepayments line.

(b)
Excludes interest payable of $2.3 million at September 30, 2010, which was included in Other liabilities.

(c)
The FRBNY has been considering whether prior payments made by AIG to repay the FRBNY Credit Facility from asset sales should be treated as mandatory prepayments that reduce the amount available under the FRBNY Credit Facility. If the FRBNY takes this position, at September 30, 2010, this would reduce the amount available to be borrowed under the FRBNY Credit Facility by approximately $3.6 billion. Such reduction in the FRBNY Credit Facility would trigger accelerated amortization of the prepaid commitment fee asset of approximately $600 million.

    As noted above, AIG intends to fully repay and terminate the FRBNY Credit Facility upon the Closing of the Recapitalization transaction.

Department of the Treasury Commitment

    On April 17, 2009, AIG entered into a Securities Purchase Agreement with the Department of the Treasury, pursuant to which (i) AIG issued to the Department of the Treasury (a) 300,000 shares of Series F Preferred Stock, and (b) a warrant to purchase 150 shares of AIG Common Stock, and (ii) the Department of the Treasury agreed to provide up to $29.835 billion pursuant to the Department of the Treasury Commitment in exchange for increases in the liquidation preference of the Series F Preferred Stock. See Note 10 to the Consolidated Financial Statements and Note 16 to the Consolidated Financial Statements in AIG's 2009 Financial Statements for further discussion.

American International Group, Inc. and Subsidiaries

The following table presents changes in drawdowns and the remaining available amount under the Department of the Treasury Commitment:

Nine Months Ended September 30, 2010 (in millions)

Total drawdowns, January 1, 2010	$5,344
Redemption and repurchase of securities held by insurance subsidiaries	2,230
UGC related restructuring transactions	48
Net paydown (borrowings) under FRBNY Credit Facility	(79)

Total drawdowns, September 30, 2010	$7,543

Total Department of the Treasury commitment, January 1, 2010	$29,835
Less: drawdowns, September 30, 2010	(7,543)

Remaining available amount, September 30, 2010	$22,292

    As noted above, pursuant to the Recapitalization, AIG intends to draw down a significant portion of the availability under this commitment to purchase a portion of the SPV Preferred Interests which will be exchanged with the Department of the Treasury.

    Additional details regarding liquidity sources are included in Liquidity of Parent and Subsidiaries below.

AIG's Strategy for Stabilization and Repayment of its Obligations as They Come Due

    AIG expects that the repayment of future debt maturities (including the FRBNY Credit Facility) and the payment of the preferred returns and liquidation preference on the SPV Preferred Interests will be its primary uses of available cash over the next 12 months. Until the Closing and unless otherwise agreed with the FRBNY, net proceeds from the sales of operations and assets are expected to be used to repay any outstanding debt under the FRBNY Credit Facility, after taking into account taxes, transaction expenses and capital required to be retained for regulatory or ratings purposes. This is exclusive of proceeds from the sale of the MetLife securities and the remaining AIA shares, which must be used to reduce the liquidation preference of the SPV Preferred Interests.

    See Recapitalization above for a discussion of the expected use of proceeds under the Recapitalization.

The following table summarizes the maturing debt at September 30, 2010 of AIG and its subsidiaries for the next four quarters:

(in millions)	Fourth Quarter 2010		First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Total

ILFC	$2,502	*	$1,488	$1,278	$1,984	$7,252
AIG borrowings supported by assets	1,252		221	1,541	1,132	4,146
AIG general borrowings	500		141	-	-	641
Other	29		5	3	4	41

Total	$4,283		$1,855	$2,822	$3,120	$12,080

*
On October 7, 2010, ILFC prepaid in full the $2.0 billion principal amount outstanding under its revolving credit facility with a scheduled maturity date of October 14, 2010.

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include existing cash, future cash flows from operations, debt issuances and aircraft sales (see Liquidity of Parent and Subsidiaries — Financial Services — ILFC below). During the first nine months of 2010, ILFC significantly increased its liquidity position through a combination of new secured and unsecured debt issuances of approximately $8.8 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Availability of $318 million of debt issuances is subject to the satisfaction of certain

American International Group, Inc. and Subsidiaries

    collateralization milestones. In addition, during the nine-month period ended September 30, 2010, ILFC agreed to sell 64 aircraft to third parties. These sales are expected to generate approximately $2.3 billion in gross proceeds during 2010. During the nine-month period ended September 30, 2010, 35 of the 64 aircraft were sold. Based on this level of increased liquidity and expected future sources of funding, including existing cash balances, future cash flows from operations, potential debt issuances and aircraft sales, AIG now expects that ILFC will be able to meet its existing obligations as they become due for at least the next twelve months. Therefore, while AIG has acknowledged its intent to support ILFC through February 28, 2011, at the current time AIG believes that any further extension of such support will not be necessary.

  •
  AIG borrowings supported by assets is comprised of debt under the Matched Investment Program (MIP) as well as Capital Markets debt being managed by Direct Investment. Approximately $3.5 billion of Direct Investment business' debt maturities through September 30, 2011 are fully collateralized, with assets backing the corresponding liabilities; however, mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and Direct Investment business' ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent. Assets from the MIP may be sold in connection with the Recapitalization which would require additional amounts to be funded to the MIP in the future.

  •
  AIG expects to meet its debt maturities as well as potential collateral calls or termination payments related to certain financial derivative transactions until the Closing primarily through borrowings under the FRBNY Credit Facility, and dividends, distributions, and other payments from subsidiaries. Upon the closing of the Recapitalization, AIG expects to have access to other sources of liquidity as described below. In the event the Recapitalization does not close, AIG expects that the FRBNY Credit Facility and the Department of the Treasury Commitment will continue to be available under the existing terms and conditions to support AIG Parent's Liquidity needs. AIG intends to re-access the long-term debt markets in the fourth quarter of 2010.

Liquidity of Parent and Subsidiaries

AIG Parent

The following table presents AIG Parent's sources of liquidity:

	As of
(In millions)	September 30, 2010	October 27, 2010

Cash and short-term investments	$545	$515
Available borrowing under the FRBNY Credit Facility	14,887	14,587
Available capacity under the Department of the Treasury Commitment	22,292	22,292

Total	$37,724	$37,394

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

    Historically, AIG has depended on dividends, distributions, and other payments from subsidiaries to fund payments on its obligations. In light of AIG's current financial situation, certain of its regulated subsidiaries are restricted from making dividend payments, or advancing funds, to AIG. As a result, AIG has also been dependent on the FRBNY as a primary source of liquidity, and on the Department of the Treasury Commitment to support the capital needs of AIG's insurance company subsidiaries. However, upon the Closing of the Recapitalization, AIG intends to fully repay and terminate the FRBNY Credit Facility. In addition, AIG also expects to draw down a significant portion of the availability under the Department of the Treasury Commitment to purchase a portion

American International Group, Inc. and Subsidiaries

of the SPV Preferred Interests. In the first nine months of 2010, AIG Parent collected $1.3 billion in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), which included $884 million in dividends from Chartis U.S.

    AIG's primary uses of cash flow are for debt service and subsidiary funding. In the first nine months of 2010, AIG Parent retired $850 million of debt and made interest payments totaling $1.3 billion, excluding MIP and Series AIGFP debt. AIG Parent made $2.6 billion in net capital contributions to subsidiaries in the nine months ended September 30, 2010, of which the majority was contributed to AIG Capital Corporation, enabling AIG Capital Corporation to redeem its preferred securities held by a Chartis U.S. subsidiary. In addition, in the first nine months of 2010, AIG Parent made net loan repayments of $800 million to AGF. At September 30, 2010, AIG Parent owes AGF $750 million under a demand note.

    At the current time, AIG Parent has no intention of accessing the commercial paper market, one of its traditional sources for its short-term working capital needs. Upon the Closing of the Recapitalization as described above, AIG expects to have access to approximately $8.5 to $10.0 billion of actual and contingent liquidity, including cash and short-term investments, senior unsecured credit facilities, and the Series G Drawdown Right. AIG also intends to re-access the long-term debt markets in the fourth quarter of 2010.

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

American International Group, Inc. and Subsidiaries

significant future losses or declines in their investment portfolios, AIG may need to contribute capital to these companies.

Financial Services

    AIG's major Financial Services operating subsidiaries consist of ILFC and AIGFP. Certain traditional sources of funds to meet the short-term liquidity needs of these operations are generally no longer available. These sources included issuance of commercial paper and bank credit facilities. However, during the first nine months of 2010, ILFC made significant progress in addressing its foreseeable liquidity needs, as further described below. In addition, AIG has sold a substantial portion of its consumer finance operations.

ILFC

    During the first nine months of 2010, ILFC borrowed $327 million to refinance five aircraft and finance five new aircraft under its ECA Facility, borrowed $5.2 billion through secured financing arrangements, issued $2.75 billion aggregate principal amount of unsecured senior notes in private placements and issued $500 million in unsecured senior notes under a shelf registration statement.

    During the second quarter of 2010, ILFC amended its bank facilities and term loans to increase its capacity to enter into secured financings to 35 percent of its consolidated tangible net assets as defined in its revolving credit facilities, which assets approximated $15.0 billion (subject to the satisfaction of certain collateralization milestones and prepayment requirements), and extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012.

    In addition, as mentioned above, ILFC agreed to sell 64 aircraft to third parties. These sales are expected to generate approximately $2.3 billion in gross proceeds during 2010. Most of the sales of the individual aircraft are expected to be consummated during the remainder of 2010 and the related proceeds are receivable upon the completion of each individual sale. As part of its ongoing fleet strategy, ILFC may pursue additional potential aircraft sales. ILFC management is balancing the need for funds with the long-term value of holding aircraft and other financing alternatives.

    Because the current market for aircraft is depressed due to the economic downturn and limited availability of buyer financing, it is likely that if additional aircraft are sold to meet ILFC's ongoing fleet strategy, realized losses may be incurred. In the first nine months of 2010, ILFC recorded asset impairment charges aggregating $872 million and operating lease related losses of $90 million.

    AIG expects that ILFC's existing cash balances, future cash flows from operations, potential debt issuances and aircraft sales will be sufficient for ILFC to meet its existing obligations for at least the next twelve months.

ILFC Notes and Bonds Payable

    As of September 30, 2010, notes and bonds aggregating $16.3 billion were outstanding with maturity dates ranging from 2010 to 2018. To the extent considered appropriate, ILFC may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

    On August 20, 2010, ILFC issued $500 million aggregate principal amount of 8.875 percent senior unsecured notes due September 1, 2017. Part of the proceeds from this debt issuance were used to repay loans from AIG. AIG used the proceeds received from ILFC to reduce the principal amount outstanding under the FRBNY Credit Facility.

    On March 22, 2010 and April 6, 2010, ILFC issued a combined $1.25 billion aggregate principal amount of 8.625 percent senior notes due September 15, 2015, and $1.5 billion aggregate principal amount of 8.750 percent senior notes due March 15, 2017 in private placements. The notes are due in full on their scheduled maturity dates.

    In 2009, ILFC entered into term loan agreements (the Term Loans) with AIG Funding in the amount of $3.9 billion. The Term Loans were secured by a portfolio of aircraft and all related equipment and leases. These Term Loans were scheduled to mature on September 13, 2013. The funds for the Term Loans were provided to

American International Group, Inc. and Subsidiaries

AIG Funding through the FRBNY Credit Facility. As a condition of the FRBNY approving the Term Loans, ILFC entered into agreements to guarantee the repayment of AIG's obligations under the FRBNY Credit Agreement up to an amount equal to the aggregate outstanding balance of the Term Loans. ILFC prepaid the balances due under the Term Loans on August 20, 2010. As a result of ILFC's repayment of the Term Loans from AIG Funding, ILFC no longer guarantees AIG's obligations under the FRBNY Credit Agreement, and the FRBNY released its liens on the collateral securing these loans.

ILFC ECA Facilities

    ILFC has a $4.3 billion 1999 ECA Facility that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.83 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At September 30, 2010, ILFC had 15 loans with a remaining principal balance of $56 million outstanding under this facility. At September 30, 2010, the net book value of the related aircraft was $1.6 billion. The debt is collateralized by a pledge of shares of an ILFC subsidiary, which holds title to the aircraft financed under the facility.

    ILFC has a similarly structured 2004 ECA Facility, which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through September 30, 2010. This facility is also guaranteed by various European Export Credit Agencies. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 2.25 percent or at fixed rates ranging from 3.40 percent to 4.71 percent. At September 30, 2010, ILFC had financed 76 aircraft using approximately $4.3 billion under this facility and approximately $2.8 billion was outstanding. At September 30, 2010, the interest rate of the loans outstanding ranged from 0.47 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. At September 30, 2010, the net book value of the related aircraft was approximately $4.4 billion. Borrowings with respect to these facilities are included in ILFC's notes and bonds payable in the table below.

    ILFC borrowed $327 million to refinance five aircraft and finance five new aircraft under the 2004 ECA Facility during the first nine months of 2010. ILFC's current credit ratings require (i) the segregation of security deposits, maintenance reserves and rental payments received for aircraft funded under both its 1999 and 2004 ECA Facilities into separate accounts, controlled by the trustees of the 1999 and 2004 ECA Facilities; and (ii) the filings of individual mortgages on the aircraft funded under the facility in the respective local jurisdictions in which the aircraft is registered. At September 30, 2010, ILFC had segregated security deposits, maintenance reserves and rental payments aggregating $361 million related to such aircraft. Segregated rental payments are used to pay scheduled principal and interest on the ECA facilities as they become due.

    During the first quarter of 2010, ILFC entered into agreements to cross-collateralize the two ECA Facilities. In conjunction with the agreement, ILFC agreed to an acceleration event, which would accelerate debt related to the ten aircraft financed during 2010 if, among other things, ILFC were to sell aircraft with an aggregate book value exceeding an agreed upon amount, currently approximately $10.6 billion, within a period starting from the date of the agreement until December 31, 2012.

    New financings are no longer available to ILFC under either the 1999 or 2004 ECA facility.

ILFC Bank Financings and Other Secured Financings

    At September 30, 2010, the total funded amount of ILFC's bank financings was $4.6 billion, which includes $4.5 billion of revolving credit facilities. The fundings mature through October 2012. The interest rates are LIBOR-based, with spreads ranging from 0.65 percent to 2.15 percent. At September 30, 2010, the interest rates ranged from 0.91 percent to 2.44 percent.

    On August 20, 2010, ILFC issued $1.35 billion aggregate principal amount of 6.5 percent senior secured notes due September 1, 2014, $1.275 billion of aggregate principal amount of 6.75 percent senior secured notes due September 1, 2016, and $1.275 billion of aggregate principal amount of 7.125 percent senior secured notes due

American International Group, Inc. and Subsidiaries

September 1, 2018. The proceeds from these debt issuances were used to repay loans from AIG. AIG used the proceeds received from ILFC to reduce the principal amount outstanding under the FRBNY Credit Facility.

    During the second quarter of 2010, ILFC amended covenants under its revolving credit facilities and bank term loans to increase its capacity to enter into secured financings from 12.5 percent to 35 percent of its consolidated tangible net assets, as defined in its credit facility agreement, which assets approximated $15.0 billion (subject to the satisfaction of certain collateralization milestones and prepayment requirements). In conjunction with the amendment, ILFC (i) extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012, with the loan secured by aircraft with an initial loan-to-value ratio of 75 percent, and increased the interest rate by 1.5 percent; (ii) pre-paid $410 million of bank term debt with original maturity dates through 2012; and, (iii) increased the interest rate by 1.5 percent on $75 million principal amount of bank term debt. On October 7, 2010, ILFC prepaid in full the $2.0 billion principal amount outstanding under the revolving credit facility with a scheduled maturity date of October 14, 2010.

    On March 17, 2010, ILFC entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75 percent with a LIBOR floor of 2.0 percent. The principal of the loan is payable in full at maturity with no scheduled amortization, however, ILFC has the right to voluntarily prepay the loan at any time, subject to a 1.0 percent prepayment penalty prior to March 17, 2011. On March 17, 2010, ILFC also entered into an additional term loan agreement of $550 million, of which $318 million is subject to the satisfaction of certain collateralization milestones. The loan is secured by 37 aircraft and all related equipment and leases. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0 percent with a LIBOR floor of 2.0 percent. The principal of the loan is payable in full at maturity with no scheduled amortization, however, ILFC has the right to voluntarily prepay the loan at any time, subject to a 2.0 percent prepayment penalty prior to March 17, 2011, and a 1.0 percent prepayment penalty prior to March 17, 2012.

    AIG does not guarantee any of the debt obligations of ILFC.

AGF

    In the event that the sale of 80 percent of AGF does not close by the end of 2010, as expected, then AIG expects that AGF will be able to meet its existing obligations as they become due for at least the next twelve months.

Direct Investment Business and Capital Markets

    Prior to September 2008, Capital Markets had historically funded its operations through the issuance of notes and bonds, GIA borrowings, other structured financing transactions and repurchase agreements. Capital Markets continues to rely on AIG Parent to meet most of its liquidity needs.

The following table presents a rollforward of the amount of collateral posted by the Direct Investment business and Capital Markets:

Nine Months Ended September 30, 2010	Collateral Posted as of December 31, 2009	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of September 30, 2010
(in millions)

Collateralized GIAs and other borrowings (Direct Investment Business)	$6,129	$623	$851	$5,901
Super senior CDS portfolio	4,590	239	893	3,936
All other derivatives	5,217	1,726	4,465	2,478

Total	$15,936	$2,588	$6,209	$12,315

Capital Markets Wind-down

    During the third quarter of 2010, AIG's Asset Management group undertook the management responsibilities for non-derivative assets and liabilities of the Capital Markets businesses of the Financial Services segment. These

American International Group, Inc. and Subsidiaries

assets and liabilities are being managed on a spread basis, in concert with the Matched Investment Program. Accordingly, gains and losses related to these assets and liabilities, primarily consisting of credit valuation adjustment gains and losses are reported in AIG's Other operations category as part of Asset Management — Direct Investment Business.

    AIGFP has continued unwinding its businesses and portfolios. During 2010, AIGFP reduced the notional amount of its derivative portfolio by 46 percent, from $940.7 billion (including $40.7 billion of intercompany derivatives and $183.5 billion of super senior credit default swap contracts) at December 31, 2009 to $505.8 billion (including $13.7 billion of intercompany derivatives and $87.8 billion of super senior credit default swap contracts) at September 30, 2010. AIGFP reduced the number of its outstanding trade positions by approximately 5,900, from approximately 16,100 at December 31, 2009 to approximately 10,200 at September 30, 2010. Included in the 10,200 trade positions are approximately 4,500 non-derivative asset and liability positions whose management was transferred to the Direct Investment business. In connection with these activities, AIGFP has disaggregated its portfolio of existing transactions into a number of separate "books" and has developed a plan for addressing each book, including assessing each book's risks, risk mitigation options, monitoring metrics and certain implications of various potential outcomes. Each plan has been reviewed by a steering committee whose membership includes senior executives of AIG. The plans are subject to change as efforts progress and as conditions in the financial markets evolve, and they contemplate, depending on the book in question, alternative strategies, including sales, assignments or other transfers of positions, terminations of positions, and/or run-offs of positions in accordance with existing terms. Execution of these plans is overseen by a transaction approval process involving senior members of AIGFP's and AIG's respective management groups as specific actions entail greater liquidity and financial consequences. Successful execution of these plans is subject, to varying degrees depending on the transactions of a given book, to market conditions and, in many circumstances, counterparty negotiation and agreement.

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

    The cost and liquidity needs of executing the wind-down will depend on many factors, many of which are not within AIG's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades. In addition, the Determination Memoranda issued by the Special Master for TARP Executive Compensation place significant new restrictions on the compensation of AIGFP employees included in the five executives named in AIG's Proxy Statement and the next twenty highest paid employees of AIG (Top 25) and AIG's next 75 most highly compensated employees and executive officers (together, the Top 100) and may impair AIGFP's ability to retain these employees, and consequently negatively impact the wind-down of AIGFP's businesses and portfolios.

American International Group, Inc. and Subsidiaries

Debt

The following table provides the rollforward of AIG's total debt outstanding:

Nine Months Ended September 30, 2010 (in millions)	Balance at December 31, 2009	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Non-Cash Changes(a)	Activity of discontinued operations	Reclassified to Liabilities of businesses held for sale	Balance at September 30, 2010

Debt issued or guaranteed by AIG:
General borrowings:
FRBNY Credit Facility	$23,435	$14,900	$(18,512)	$-	$647	$-	$-	$20,470
Notes and bonds payable	10,419	-	(851)	(46)	32	-	-	9,554
Junior subordinated debt	12,001	-	-	(194)	1	-	-	11,808
Junior subordinated debt attributable to equity units(b)	5,880	-	-	-	-	-	-	5,880
Loans and mortgages payable	438	141	-	-	2	10	(378)	213
AIG Funding – FRBNY commercial paper funding facility	1,997	-	(2,000)	-	3	-	-	-
AIGLH notes and bonds payable	798	-	(500)	-	-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

Total general borrowings	56,307	15,041	(21,863)	(240)	685	10	(378)	49,562

Borrowings supported by assets:
MIP matched notes and bonds payable	13,371	-	(1,476)	299	(142)	-	-	12,052
Series AIGFP matched notes and bonds payable	3,913	-	(63)	-	187	-	-	4,037
FRBNY commercial paper funding facility, at fair value	2,742	2,272	(6,127)	-	1,113	-	-	-
GIAs, at fair value	8,257	466	(1,227)	-	1,721	-	-	9,217
Notes and bonds payable, at fair value	3,916	34	(677)	-	113	-	-	3,386
Loans and mortgages payable, at fair value	1,022	21	(292)	-	(54)	-	-	697

Total borrowings supported by assets	33,221	2,793	(9,862)	299	2,938	-	-	29,389

Total debt issued or guaranteed by AIG	89,528	17,834	(31,725)	59	3,623	10	(378)	78,951

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facilities, bank financings and other secured financings(c)	25,174	8,712	(4,595)	(173)	9	-	-	29,127
Junior subordinated debt	999	-	-	-	-	-	-	999

Total ILFC debt	26,173	8,712	(4,595)	(173)	9	-	-	30,126

AGF:
Notes and bonds payable	19,770	-	-	-	-	(3,223)	(16,547)	-
Junior subordinated debt	349	-	-	-	-	-	(349)	-

Total AGF debt	20,119	-	-	-	-	(3,223)	(16,896)	-

AIGCFG loans and mortgages payable	216	100	(107)	(8)	(168)	-	-	33

Other subsidiaries	295	43	(26)	1	171	3	(147)	340

Total debt of consolidated investments(d)	5,141	166	(1,293)	1	514	(47)	(43)	4,439

Total debt not guaranteed by AIG	51,944	9,021	(6,021)	(179)	526	(3,267)	(17,086)	34,938

Total debt:
Total long-term debt	136,733	24,583	(29,619)	(120)	3,033	(3,257)	(17,464)	113,889
FRBNY commercial paper funding facility	4,739	2,272	(8,127)	-	1,116	-	-	-

Total debt	$141,472	$26,855	$(37,746)	$(120)	$4,149	$(3,257)	$(17,464)	$113,889

(a)
FRBNY Credit Facility reflects $647 million of accrued compounding interest and fees. Amount in Other subsidiaries includes $164 million of debt assumed on the acquisition of Fuji. FRBNY commercial paper funding facility, which was repaid on April 26, 2010, includes the consolidation of Nightingale during the first quarter of 2010. Includes increases in the fair value of total Direct Investment business debt of $2.4 billion related to Borrowings supported by assets — FRBNY commercial paper funding facility, GIAs, Notes and bonds payable, and Loans and mortgages payable.

(b)
On October 8, 2010, AIG commenced an offer to exchange up to 95 percent of the equity units (and therefore the underlying subordinated debt) for AIG Common Stock and cash.

(c)
Includes $118 million of secured financings that are non-recourse to ILFC. On October 7, 2010, ILFC prepaid in full the $2.0 billion principal amount outstanding under its revolving credit facility with a scheduled maturity date of October 14, 2010.

(d)
At September 30, 2010, includes debt of consolidated investments held through AIG Global Real Estate Investment, AIG Credit and SunAmerica of $4.0 billion, $330 million and $123 million, respectively.

American International Group, Inc. and Subsidiaries

The following table summarizes maturities of long-term debt, excluding borrowings of consolidated investments:

			Year Ending
At September 30, 2010 (in millions)		Remainder of 2010
	Total		2011	2012	2013	2014	2015	Thereafter

AIG general borrowings:
FRBNY Credit Facility	$20,470	$-	$-	$-	$20,470	$-	$-	$-
Notes and bonds payable	9,554	500	602	27	998	-	998	6,429
Junior subordinated debt	11,808	-	-	-	-	-	-	11,808
Junior subordinated debt attributable to equity units	5,880	-	-	-	-	-	-	5,880
Loans and mortgages payable	213	-	141	-	-	-	3	69
AIGLH notes and bonds payable	298	-	-	-	-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

Total AIG general borrowings	49,562	500	743	27	21,468	-	1,001	25,823

AIG borrowings supported by assets:
MIP matched notes and bonds payable	12,052	787	3,102	2,255	880	425	386	4,217
Series AIGFP matched notes and bonds payable	4,037	-	28	50	3	-	-	3,956
GIAs, at fair value	9,217	376	324	277	320	700	611	6,609
Notes and bonds payable, at fair value	3,386	89	440	819	170	86	234	1,548
Loans and mortgages payable, at fair value	697	-	222	195	80	140	-	60

Total AIG borrowings supported by assets	29,389	1,252	4,116	3,596	1,453	1,351	1,231	16,390

ILFC(a):
Notes and bonds payable	16,338	396	4,572	3,571	3,541	1,040	1,260	1,958
Junior subordinated debt	999	-	-	-	-	-	-	999
ECA Facilities(b)	2,897	103	458	429	429	424	336	718
Bank financings and other secured financings(c)	9,892	2,003	434	2,170	16	1,387	760	3,122

Total ILFC	30,126	2,502	5,464	6,170	3,986	2,851	2,356	6,797

AIGCFG Loans and mortgages payable(a)	33	4	9	8	6	3	3	-
Other subsidiaries(a)	340	25	4	7	3	3	21	277

Total	$109,450	$4,283	$10,336	$9,808	$26,916	$4,208	$4,612	$49,287

(a)
AIG does not guarantee these borrowings.

(b)
Reflects future minimum payment for ILFC's borrowings under the 1999 and 2004 ECA Facilities.

(c)
Includes $118 million of secured financings that are non-recourse to ILFC. On April 16, 2010, ILFC extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012 (subject to the satisfaction of certain collateralization milestones). On October 7, 2010, ILFC prepaid in full the $2.0 billion principal amount outstanding under its revolving credit facility with a scheduled maturity date of October 14, 2010.

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 29, 2010. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the

American International Group, Inc. and Subsidiaries

generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt			Senior Long-Term Debt
	Moody's	S&P	Fitch	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-1 (1st of 3) Under Review with Negative Implications	A-1 (1st of 8)	F1 (1st of 5)	A3 (3rd of 9) Negative Outlook	A- (3rd of 8) Negative Outlook	BBB (4th of 9) Stable Outlook

AIG Financial Products Corp.(d)	P-1 Under Review with Negative Implications	A-1	-	A3 Negative Outlook	A- Negative Outlook	-

AIG Funding, Inc.(d)	P-1 Under Review with Negative Implications	A-1	F1	-	-	-

ILFC	Not prime Stable Outlook	-	-	B1 (6th of 9) Stable Outlook	BBB-(4th of 8) Negative Outlook	BB (5th of 9) Evolving Outlook

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

    A significant portion of the Direct Investment business' GIAs and structured financing arrangements and Capital Markets' financial derivative transactions include provisions that require both the Direct Investment business and AIGFP, upon a downgrade of AIG's long-term debt ratings, to post collateral or, with the consent of the counterparties, assign or repay its positions or arrange a substitute guarantee of its obligations by an obligor with higher debt ratings. Furthermore, certain downgrades of AIG's long-term senior debt ratings would permit either AIG or the counterparties to elect early termination of contracts.

    The actual amount of collateral that the Direct Investment business and AIGFP would be required to post to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. For a discussion of the effect of a downgrade in AIG's credit ratings on Capital Markets' financial derivative transactions, see Item 1A. Risk Factors in the 2009 Annual Report on Form 10-K and Note 8 to the Consolidated Financial Statements.

    The completion of the Recapitalization is contingent upon the FRBNY, the Department of the Treasury and the Trust being satisfied with AIG's credit ratings. AIG is taking steps to improve its capital, liquidity and risk profile. After the Recapitalization, AIG cannot predict how changes in the business environment, its own operations, or ratings criteria may affect its ratings. See Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

American International Group, Inc. and Subsidiaries

 Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
At September 30, 2010 (in millions)	Total Payments	Remainder of 2010	2011 - 2012	2013 - 2014	2015	Thereafter

Borrowings(a)	$88,980	$4,283	$20,144	$10,654	$4,612	$49,287
FRBNY Credit Facility(b)	20,470	-	-	20,470	-	-
Interest payments on borrowings	57,290	1,159	8,375	9,280	3,047	35,429
Loss reserves	86,297	5,609	30,031	16,509	5,359	28,789
Insurance and investment contract liabilities	692,339	16,383	38,281	48,387	22,773	566,515
GIC liabilities	8,606	3	2,528	2,461	263	3,351
Aircraft purchase commitments	13,536	-	921	2,926	1,568	8,121
Other long-term obligations(c)	496	119	172	79	9	117

Total(d)	$968,014	$27,556	$100,452	$110,766	$37,631	$691,609

(a)
On October 8, 2010, AIG commenced an offer to exchange up to 95 percent of the equity units (and therefore the underlying subordinated debt) for AIG Common Stock and cash.

(b)
Completion of the Recapitalization would accelerate the actual repayment.

(c)
Primarily includes contracts to purchase future services and other capital expenditures.

(d)
Does not reflect unrecognized tax benefits of $5.3 billion, the timing of which is uncertain. In addition, the majority of Capital Markets' credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At September 30, 2010, the fair value derivative liability was $3.6 billion relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, at September 30, 2010 AIGFP had posted collateral of $3.2 billion with respect to these swaps (prior to offsets for other transactions).

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

Loss Reserves

    Loss reserves relate primarily to General Insurance business and represents future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. Management believes that adequate financial resources are maintained by the individual General Insurance subsidiaries to meet the actual required payments under these obligations. The General Insurance subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $11.7 billion as of September 30, 2010. Further, General Insurance businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein), which could be monetized in the event operating cash flows are insufficient. Generally, these assets are not transferable across various legal entities; however, management believes there are generally sufficient resources within those legal entities such that they can meet their individual needs. See Capital Resources and Liquidity — Liquidity — Analysis of Sources and Uses of Cash and Capital Resources and Liquidity — Liquidity — Liquidity of Parent and Subsidiaries for matters that could affect operating cash flows and liquidity of the subsidiaries.

American International Group, Inc. and Subsidiaries

Insurance and Investment Contract Liabilities

    GIC liabilities represent guaranteed maturities under GICs. Insurance and investment contract liabilities, including GIC liabilities, relate primarily to Life Insurance and Retirement Services businesses and include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship, or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG's control. AIG has made significant assumptions to determine the estimated undiscounted cash flows of these contractual policy benefits, which assumptions include mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies. Due to the significance of the assumptions used, the periodic amounts presented could be materially different from actual required payments. The amounts presented in this table are undiscounted and therefore exceed the future policy benefits and policyholder contract deposits included in the Consolidated Balance Sheet. Management believes that adequate financial resources are maintained by individual Life Insurance and Retirement Services subsidiaries to meet the payments actually required under these obligations. These subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $14.9 billion as of September 30, 2010. In addition, the Life Insurance and Retirement Services businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein), which may be monetized in the event operating cash flows are insufficient. Generally, these assets are not transferable across various legal entities; however, management believes there are generally sufficient resources within those legal entities such that they can meet their individual needs. Liquidity needs for GIC liabilities are generally expected to be funded through cash flows generated from maturities and sales of invested assets.

Aircraft Purchases

    At September 30, 2010, ILFC had committed to purchase 115 new aircraft deliverable from 2011 through 2019, at an estimated aggregate purchase price of $13.5 billion, the majority of which is due after 2015, with $282 million coming due through 2011. See Note 9 to the Consolidated Financial Statements, and Liquidity of Parent and Subsidiaries — Financial Services — ILFC.

Off Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiration
At September 30, 2010 (in millions)	Total Amounts Committed	Remainder of 2010	2011 - 2012	2013 - 2014	2015	Thereafter

Guarantees:
Liquidity facilities(a)	$861	$-	$760	$-	$-	$101
Standby letters of credit	1,228	1,058	26	20	5	119
Construction guarantees(b)	72	2	19	-	-	51
Guarantees of indebtedness	212	-	-	-	-	212
All other guarantees(c)	783	11	180	231	157	204
Commitments:
Investment commitments(d)	5,741	1,610	2,253	831	168	879
Commitments to extend credit	192	67	78	43	2	2
Letters of credit	249	160	89	-	-	-
Other commercial commitments(e)	767	20	-	-	-	747

Total(f)	$10,105	$2,928	$3,405	$1,125	$332	$2,315

(a)
Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

American International Group, Inc. and Subsidiaries

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

(e)
Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The remaining pension contribution for 2010 is expected to be approximately $5 million for U.S. and non-U.S. plans.

(f)
Does not include guarantees or other support arrangements among AIG consolidated entities.

Securities Financing

    The fair value of securities transferred under repurchase agreements accounted for as sales was $2.5 billion and $2.3 billion at September 30, 2010 and December 31, 2009, respectively, and the related cash collateral obtained was $1.9 billion and $1.5 billion at September 30, 2010 and December 31, 2009, respectively.

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

2010 Business Outlook

    The following discussion supplements and updates the Business Outlook contained in AIG's 2009 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

General Insurance

    In May 2009, AIG completed the sale of its interest in the AIG Otemachi Building in Tokyo's prestigious Marunouchi business district — including the land and development rights. Approximately fifty percent of these interests were held by Chartis International subsidiaries with the remainder recorded in AIG's Other operations category as part of Asset Management results. Although the transaction qualified as a legal sale, it did not qualify as a sale for U.S. GAAP purposes due to AIG's continued involvement as a lessee, primarily in the form of a lease deposit. With tenant leases set to expire in December 2010, and the buyer not intending to extend the leases with any of the tenants, AIG will be vacating the building and a sale will be deemed to have occurred. Therefore, in the fourth quarter of 2010 AIG expects to record a pre-tax gain of approximately $1.4 billion ($812 million net of taxes).

    On April 20, 2010, an explosion on the Deepwater Horizon offshore drilling rig, operating in the Gulf of Mexico off the coast of Louisiana, resulted in a fire that led to the sinking of the rig and subsequent oil spill. AIG continues to monitor the casualty exposure to Deepwater Horizon and believes that carried loss reserves at September 30, 2010 are adequate to cover estimated losses attributable to this event. However, AIG's claims estimates may change over time, as the forensic investigation is incomplete, the cleanup is incomplete, and the litigation has only just begun.

    There may also be other policyholders involved as the matter evolves. The types of claims may include, but not be limited to, cleanup costs, both directly incurred and those for which reimbursement to the government may be required; natural resource damages, including damages to the various fisheries impacted by the spill; property

American International Group, Inc. and Subsidiaries

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

Domestic Life Insurance & Retirement Services

    AIG's Domestic Life Insurance and Retirement Services companies have maintained higher levels of liquidity which has negatively affected net investment income results. AIG expects to reinvest a portion of these cash balances into longer-term, higher yielding securities in the fourth quarter of 2010 and through 2011.

    Although there were no unlocking adjustments in the nine-month period ended September 30, 2010, management expects to complete its annual review of all actuarial estimates and assumptions in the fourth quarter. The review may result in fourth quarter changes in various actuarial assumptions including those pertaining to DAC, reserves and the fair value of certain variable annuity guarantees.

    In 2010, long-term interest rates dropped to near historical levels. If such rates were to continue over an extended period of time, investment spreads would gradually narrow as new investment proceeds would be invested at lower rates that may only be partially offset by lower crediting rates. In addition, in a low interest rate environment, industry sales of fixed annuities tend to suffer. However, in an extended low interest rate environment, management would expect the current low surrender rates to continue.

    Surrender rates for group retirement products are expected to increase in the remainder of 2010 as certain large group surrenders are anticipated.

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

    AIG generally obtains letters of credit in order to obtain statutory recognition of its intercompany reinsurance transactions. For this purpose, AIG has a $2.5 billion syndicated letter of credit facility outstanding at September 30, 2010, all of which relates to intercompany life reinsurance transactions. AIG has also obtained approximately $2.3 billion of letters of credit on a bilateral basis all of which relates to intercompany life reinsurance transactions. All of these letters of credit are due to mature on December 31, 2015.

    The fees paid to maintain these bilateral letters of credit are generally based on AIG's long-term debt ratings. Under the terms of the bilateral letter of credit, the issuing bank has the right to base its fees on AIG's credit default swap pricing. On June 30, 2010, AIG received notification of the bank's intent to do so. AIG expects that this change will increase the fees for maintaining this letter of credit from $16 million annually to approximately $64 million annually, based on current credit default swap pricing levels.

Mortgage Guaranty

    The improvement in UGC's 2010 results is primarily the result of declining levels of newly reported delinquencies in the first-lien, second-lien and international products, higher cure rates on existing first-lien and international delinquent loans, the effect of stop loss limits on certain second-lien and international policies, increased rescission activity on domestic first-lien claims and increased efforts to modify payment plans for currently delinquent domestic first-lien loans. If these trends persist, UGC's financial results may continue to show improvement in future quarters. However, there remains considerable uncertainty about the longer term outlook for the housing market, U.S. unemployment rates, the impact of future foreclosures on domestic home prices, loan modification programs, the elimination of tax credits for first-time homebuyers, moratoriums on foreclosures by

American International Group, Inc. and Subsidiaries

certain lenders and mortgage insurance rescission rates and the effects, if any, these factors may have on UGC's financial results.

Capital Markets Wind-Down

    During the third quarter of 2010, AIG continued to make progress winding down the derivatives portfolio. At September 30, 2010, the portfolio was $505.8 billion (including $13.7 billion of intercompany derivatives), of which $87.8 billion were super senior credit default swap contracts. AIG expects to continue to reduce the size of the Capital Markets derivatives portfolio through the remainder of the year. If the wind-down continues as anticipated, AIG expects that late in 2010 or early in 2011 the remaining Capital Markets derivatives portfolio will consist of transactions AIG believes will be of low complexity or of low risk or not economically feasible to unwind based on a cost versus benefit analysis.

FRBNY Credit Facility

    The FRBNY has been considering whether prior payments made by AIG to repay the FRBNY Credit Facility from asset sales should be treated as mandatory prepayments that reduce the amount available under the FRBNY Credit Facility. If the FRBNY had taken this position at September 30, 2010, this would have reduced the amount available to be borrowed under the FRBNY Credit Facility by approximately $3.6 billion. Such reduction in the FRBNY Credit Facility would have triggered accelerated amortization of the prepaid commitment fee asset of approximately $600 million.

Impact of Divestitures on Risk

    With the closing of the ALICO sale on November 1, 2010 and the initial public offering of a majority stake of AIA on October 29, 2010, AIG's risk exposures declined significantly. AIG estimates that these transactions reduced AIG's total credit exposure by approximately 18 percent and cross-border exposures by approximately 32 percent compared to September 30, 2010. The successful completion of other potential sales/divestitures, such as AIG Star, AIG Edison, AGF and Nan Shan could reduce AIG's total credit exposure by approximately an additional 12 percent and cross-border exposure by approximately an additional 8 percent.

    AIG's market risk exposures were similarly affected by the sale of ALICO and the completion of the AIA initial public offering. With the successful completion of these transactions combined with other potential sales and divestitures, such as AIG Star, AIG Edison, AGF and Nan Shan, AIG's yield-sensitive fixed income exposure could be reduced by approximately 45 percent. Foreign currency exposures could decline by 83 percent and equity and alternative investments could fall by approximately 36 percent.

    See Risk Management herein for additional information.

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

American International Group, Inc. and Subsidiaries

Consolidated Results

The following table presents AIG's condensed consolidated results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Revenues:
Premiums and other considerations	$12,639	$11,695	8%	$35,931	$39,052	(8)%
Net investment income	5,231	6,409	(18)	15,469	14,044	10
Net realized capital losses	(661)	(1,855)	-	(1,482)	(4,973)	-
Unrealized market valuation gains on Capital Markets super senior credit default swap portfolio	152	959	(84)	432	1,143	(62)
Other income	1,730	2,396	(28)	5,264	7,520	(30)

Total revenues	19,091	19,604	(3)	55,614	56,786	(2)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	11,175	11,340	(1)	30,747	36,600	(16)
Policy acquisition and other insurance expenses	3,898	3,533	10	11,168	11,765	(5)
Interest expense	2,158	2,093	3	5,334	6,680	(20)
Restructuring expenses and related asset impairment and other expenses	159	254	(37)	339	908	(63)
Net (gain) loss on sale of divested businesses	(4)	885	-	(126)	1,192	-
Other expenses	1,283	2,016	(36)	4,354	5,465	(20)

Total benefits, claims and expenses	18,669	20,121	(7)	51,816	62,610	(17)

Income (loss) from continuing operations before income tax expense (benefit)	422	(517)	-	3,798	(5,824)	-
Income tax expense (benefit)	469	(408)	-	1,044	(1,510)	-

Income (loss) from continuing operations	(47)	(109)	-	2,754	(4,314)	-
Income (loss) from discontinued operations, net of income tax expense (benefit)	(1,844)	94	-	(4,329)	1,011	-

Net loss	(1,891)	(15)	-	(1,575)	(3,303)	-

Less: Net income (loss) attributable to noncontrolling interests	504	(470)	-	1,693	(1,227)	-

Net income (loss) attributable to AIG	$(2,395)	$455	-%	$(3,268)	$(2,076)	-%

Premiums and Other Considerations

    Premiums and other considerations increased in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to the consolidation of Fuji commencing in the third quarter of 2010, the favorable effect of foreign exchange and higher in-force business as a result of improvement in persistency for Foreign Life Insurance & Retirement Services, partially offset by a decline in Commercial Insurance premiums.

    For the nine-month period ended September 30, 2010, Premiums and other considerations decreased by $3.1 billion compared to the same period in 2009 primarily due to the effect of dispositions during 2009 totaling $5.4 billion, including the sale of 21st Century Insurance Group (21st Century), HSB Group, Inc. (HSB) and the deconsolidation of Transatlantic as well as the decline in Commercial Insurance premiums. Partially offsetting these decreases was the effect of the consolidation of Fuji and the increase in Foreign Life Insurance & Retirement Services premiums noted above.

American International Group, Inc. and Subsidiaries

 Net Investment Income

The following table summarizes the components of consolidated Net investment income:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Fixed maturities, including short-term investments	$3,779	$3,477	9%	$10,975	$10,985	-%
Maiden Lane interests	457	1,414	(68)	1,846	126	-
Equity securities	93	89	4	252	278	(9)
Interest on mortgage and other loans	110	141	(22)	361	425	(15)
Partnerships	154	416	(63)	967	(429)	-
Mutual funds	(3)	113	-	(5)	237	-
Real estate	239	219	9	711	681	4
Other investments	90	158	(43)	380	443	(14)

Total investment income before policyholder income and trading gains	4,919	6,027	(18)	15,487	12,746	22
Policyholder investment income and trading gains	382	470	(19)	311	1,694	(82)

Total investment income	5,301	6,497	(18)	15,798	14,440	9
Investment expenses	70	88	(20)	329	396	(17)

Net investment income	$5,231	$6,409	(18)%	$15,469	$14,044	10%

    Net investment income declined in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to lower valuation gains associated with AIG's interest in ML II and ML III and a decline in income from partnership investments reflecting less favorable market conditions in the current year period.

    Net investment income increased in nine-month period ended September 30, 2010 compared to the same period in 2009 primarily due to significantly higher income from partnership investments and increased valuation gains associated with AIG's interest in ML II and ML III. These increases were partially offset by a decline in Policyholder investment income and trading gains for Foreign Life Insurance & Retirement Services (together, policyholder trading gains) compared to 2009. Policyholder trading gains are offset by a change in Policyholder benefits and claims incurred and generally reflect the trends in equity markets.

    Both the three- and nine-month periods ended September 30, 2010 reflected lower levels of invested assets, including the effect of divested businesses, as well as lower returns as a result of increased levels of short-term investments that were held for liquidity purposes.

American International Group, Inc. and Subsidiaries

 Net Realized Capital Gains (Losses)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Sales of fixed maturity securities	$833	$254	$1,306	$645
Sales of equity securities	141	160	404	181
Sales of real estate and loans	8	(14)	44	(29)
Other-than-temporary impairments:
Severity	(5)	(1)	(54)	(1,472)
Change in intent	(340)	(11)	(361)	(883)
Foreign currency declines	(17)	-	(21)	(88)
Issuer-specific credit events	(461)	(1,485)	(1,833)	(3,158)
Adverse projected cash flows on structured securities	(1)	-	(2)	(144)
Provision for loan losses	(88)	(114)	(289)	(681)
Foreign exchange transactions	(1,243)	(38)	262	(557)
Derivative instruments	562	(504)	(835)	1,320
Other	(50)	(102)	(103)	(107)

Net realized capital losses	$(661)	$(1,855)	$(1,482)	$(4,973)

    Net realized capital losses decreased in the three- and nine-month periods ended September 30, 2010 compared to the same periods of 2009 reflecting the following:

•
increased gains on sales of fixed maturity securities in the current year periods;

•
absence of significant losses incurred in 2009 related to sales of real estate and loans; and

•
lower other-than-temporary impairment charges in the current year periods. Affecting the nine-month comparison was the adoption of the new other-than-temporary impairments accounting standard commencing in the second quarter of 2009. The three-month period ended March 31, 2009 included non-credit impairments (i.e. severity losses) that are no longer required for fixed maturity securities. See Note 6 to the Consolidated Financial Statements; and Investments — Other-Than-Temporary Impairments.

    Significant foreign exchange transaction losses were incurred during the third quarter of 2010, primarily related to the weakening of the U.S. dollar. Gains on derivative instruments not designated for hedge accounting for the third quarter of 2010 reflected the U.S. dollar weakening against the Euro and British pound, partially offset by the narrowing of AIG's credit spreads.

    The foreign exchange transaction losses on derivative instruments not designated for hedge accounting incurred during the nine months ended September 30, 2010 related primarily to the strengthening of the U.S. dollar against the Euro, British pound and Japanese yen compared to the same period in 2009.

Unrealized Market Valuation Gains (Losses) on Capital Markets Super Senior Credit Default Swap Portfolio

    Capital Markets reported a decline in unrealized market valuation gains related to its super senior credit default swap portfolio in the three-month period ended September 30, 2010 compared to the same period in 2009 as a result of decreasing corporate spreads in 2009 in the corporate arbitrage portfolio and the substantial improvement in prices of the underlying assets in 2009 in the multi-sector CDO portfolio.

    The unrealized market valuation gains decreased in the nine-month period ended September 30, 2010 compared to the same period in 2009 as a result of losses in the corporate arbitrage portfolio caused by increasing corporate spreads in 2010 and decreasing corporate spreads in 2009, partially offset by improved prices of the underlying assets in the multi-sector CDO portfolio in 2010 compared to 2009.

American International Group, Inc. and Subsidiaries

    See Segment Results — Financial Services Operations — Financial Services Results — Capital Markets Results and Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities and Note 5 to the Consolidated Financial Statements.

Other Income

    Other income decreased in the three-month period ended September 30, 2010 compared to the same period in 2009 due primarily to:

•
lower aircraft leasing revenues reflecting $465 million of aircraft asset impairment charges;

•
lower Direct Investment business revenues driven by foreign exchange losses on non-U.S. dollar denominated debt, the negative impact of AIG's narrowing credit spread on the valuation of liabilities as well as impairments on real estate investments; and

•
lower Consumer Finance revenues due to dispositions in 2010, including operations in Argentina, Colombia, Taiwan and its banking business in Poland.

    These decreases were partially offset by an increase of $553 million reflecting the positive effect of derivatives where AIG did not elect cash flow hedge accounting.

    Other income decreased in the nine-month period ended September 30, 2010 compared to the same period in 2009 due to:

•
a decline of $1.2 billion reflecting the negative effect of derivatives where AIG did not elect cash flow hedge accounting;

•
a decline of $1.2 billion in credit valuation adjustments on Capital Markets derivative assets and liabilities which are measured at fair value, excluding gains and losses which are reflected in Unrealized gains (losses) on Capital Markets' super senior credit default swap portfolio, partially offset by reduced losses from AIGFP from lower unwind costs;

•
a decline of $906 million in credit valuation adjustments on Direct Investment business assets and liabilities which are measured at fair value; and

•
lower aircraft leasing revenues reflecting an increase of $856 million of aircraft asset impairment charges and an increase of $90 million in operating lease-related charges with respect to aircraft sold, otherwise disposed of or held for sale.

    This decrease was partially offset by a bargain purchase gain recorded by Foreign General Insurance of $332 million related to the Fuji acquisition.

Policyholder Benefits and Claims Incurred

    Policyholder benefits and claims were essentially flat in the three-month period ended September 30, 2010 compared to the same period in 2009.

    Policyholder benefits and claims incurred decreased in the nine-month period ended September 30, 2010 due to:

•
a reduction of $4.0 billion as a result of dispositions in 2009;

•
a decrease in incurred policy losses and benefit expenses for Foreign Life Insurance & Retirement Services of $1.4 billion due to a decline in policyholder trading gains discussed above in Net Investment Income;

•
a decrease in claims and claims adjustment expense for Mortgage Guaranty operations primarily due to lower levels of newly reported delinquencies in the first-lien, second-lien and international products, higher cure rates on existing first-lien and international delinquent loans and the recognition of stop loss limits on certain second-lien policies; and

•
the effects of lower production levels for Commercial Insurance and Domestic Retirement Services.

American International Group, Inc. and Subsidiaries

    Partially offsetting these declines were increases due to the consolidation of Fuji. See General Insurance results herein for further discussion.

Policy Acquisition and Other Insurance Expenses

    Policy acquisition and other insurance expenses increased in the three-month period ended September 30, 2010 primarily due to the consolidation of Fuji mentioned above and an increase in Foreign Life Insurance & Retirement Services expenses, primarily comprising salaries and bonuses as well as strategic systems investments.

    Policy acquisition and other insurance expenses decreased in the nine-month period ended September 30, 2010 primarily due to reductions of $949 million as a result of dispositions in 2009. In addition, there were DAC and SIA unlocking and related reserve strengthening charges of $601 million in 2009. There were no DAC or sales inducement assets (SIA) unlockings in the first nine months of 2010. Partially offsetting this decrease in the nine-month period ended September 30, 2010 were the effects of $222 million of amortization of a premium deficiency reserve by UGC in the first quarter of 2009 and increases due to the consolidation of Fuji mentioned above.

Interest Expense

    Interest expense increased modestly in the three-month period ended September 30, 2010 as the effect of a lower average outstanding balance on the FRBNY Credit Facility was offset by increased amortization of the prepaid commitment fee asset as shown in the table below. Interest expense decreased in the nine-month period ended September 30, 2010 primarily due to lower interest expense on the FRBNY Credit Facility reflecting a reduced weighted average interest rate on borrowings and a lower average outstanding balance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009

Weighted average interest rate	3.5%	3.6%	3.4%	4.9%
Average outstanding balance (excluding paid in kind interest)	$19,470	$39,696	$21,714	$40,854
Periodic amortization of prepaid commitment fee asset	$437	$822	$1,381	$2,466
Accelerated amortization of prepaid commitment fee asset	$762	$-	$1,000	$-

Restructuring Expenses and Related Asset Impairment and Other Expenses

    Restructuring expenses decreased in the three- and nine-month periods ended September 30, 2010 reflecting progress made under the restructuring plan and asset disposition initiatives. See Note 11 to the Consolidated Financial Statements for additional discussion regarding restructuring and separation expenses.

Net (Gain) Loss on Sale of Divested Businesses

    Net gain (loss) on sale of divested businesses includes the net gain (loss) on the sale of divested businesses that did not qualify as discontinued operations, and for the nine-month period ended September 30, 2010 included a gain of $228 million associated with the termination fee paid by Prudential plc to AIG. See Segment Results — Other Operations — Other Results herein for further information.

Other Expenses

    Other expenses decreased in the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009 due to a decline in goodwill impairment charges, partially offset by higher corporate unallocated costs, which for the nine months ended September 30, 2010 reflected an increased securities litigation charge.

American International Group, Inc. and Subsidiaries

 Income Tax Benefits

    For the three- and nine-month periods ended September 30, 2010, the effective tax rates on pre-tax income from continuing operations were 111.1 percent and 27.5 percent, respectively. The effective tax rate for the three-month period ended September 30, 2010 attributable to continuing operations was primarily related to the effect of foreign operations of $41 million, other permanent items of $561 million, partially offset by a net reduction of the valuation allowance of $118 million, and tax exempt interest of $143 million. The other permanent items of $561 million were primarily attributable to $220 million of nondeductible losses, realized gains resulting from transfers of subsidiaries of $78 million, and uncertain tax positions of $76 million. The effective tax rate for the nine-month period ended September 30, 2010 attributable to continuing operations was primarily related to the effects of tax exempt interest income of $449 million, the excess amount of the Fuji bargain purchase gain for financial reporting over the tax basis which is essentially permanent in duration of $116 million, and a reduction of $443 million in the valuation allowance, partially offset by the effect of foreign operations of $416 million, and other permanent items of $299 million, which were primarily attributable to the nondeductible losses and realized gains resulting from transfers of subsidiaries discussed above.

    When estimating the fair values of the subsidiaries to be divested, AIG considered, among other information, valuations prepared for various purposes. During the first quarter of 2010, AIG increased its estimate of the AIA and ALICO expected divestiture proceeds following an updated assessment of the range of valuation estimates that considered, among other factors, the expected proceeds from the sales to Prudential plc and MetLife Inc. announced in that quarter, which gave rise to a $910 million reduction in the valuation allowance. During the third quarter based on the expectation of lower proceeds from the sale of AIA ordinary shares, the realization amount of the deferred tax assets was reduced by increasing valuation allowance of $1.3 billion.

    For the three- and nine-month periods ended September 30, 2009, the effective tax rates on pre-tax income (loss) from continuing operations were 78.9 percent and 25.9 percent, respectively. The tax benefit reflected for the three-month period ended September 30, 2009 attributable to continuing operations was primarily related to changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries of $931 million, partially offset by an increase of $108 million in the reserve for uncertain tax positions, an increase in the valuation allowance of $405 million, and the effect of foreign operations of $122 million. The tax benefit reflected in the effective tax rate attributable to continuing operations for the nine-month period ended September 30, 2009 was primarily related to changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries of $740 million and tax exempt interest of $521 million, partially offset by an increase of $514 million in the reserve for uncertain tax positions, an increase in valuation allowance of $336 million and the effects of variable interest entity losses of $371 million.

    At September 30, 2010 AIG's net deferred tax asset was comprised of $3.8 billion, net of $19.9 billion valuation allowance, related to its U.S. consolidated income tax group, and $2.6 billion of net deferred tax liability related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. AIG assesses its ability to realize the deferred tax asset based on AIG's ability to generate gains on asset sales, including from the initial public offering of AIA, and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset. This assessment does not depend on projected future operating income of the U.S. consolidated income tax group.

    In any interim period, the U.S. consolidated income tax group may generate income or loss. To the extent that any income is generated, the related tax expense may be offset by a reduction in the valuation allowance. Conversely, any tax benefits arising from losses may be offset by an additional valuation allowance to reduce the net deferred tax asset to an amount that is more likely than not to be realized. Any reduction of the valuation allowance will be allocated to continuing operations, discontinued operations and other comprehensive income based on the intraperiod tax allocation rules. AIG's foreign subsidiaries and U.S. subsidiaries filing separate returns will continue to recognize tax expense and tax benefits, based on their income or loss, which will be reflected in AIG's consolidated income tax provision (benefit).

American International Group, Inc. and Subsidiaries

    See Critical Accounting Estimates — Valuation Allowance on Deferred Tax Assets and Note 14 to the Consolidated Financial Statements for additional information.

Discontinued Operations

The composition of total revenues and pre-tax income (loss) for results reported as discontinued operations were as follows:

	Total Revenues			Pre-tax Income (Loss)
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
Three Months Ended September 30, (in millions)
	2010	2009		2010	2009

ALICO	$3,248	$4,059	(20)%	$537	$370	45%
Nan Shan	1,686	1,605	5	114	149	(23)
AIG Star and AIG Edison(a)	1,394	1,078	29	(805)	75	-
AGF	276	504	(45)	(393)	(214)	-
Net loss on sales	-	-	-	(1,970)	-	-
Consolidation Adjustments	154	86	79	154	75	105
Interest allocation(b)	-	-	-	(135)	(143)	-

Total	$6,758	$7,332	(8)%	$(2,498)	$312	-%

Nine Months Ended September 30,
ALICO(c)	$10,249	$10,340	(1)%	$(1,742)	$941	-%
Nan Shan	5,590	5,591	-	208	790	(74)
AIG Star and AIG Edison(a)	3,610	2,755	31	(631)	(129)	-
AGF	1,657	1,612	3	(144)	(658)	-
Net loss on sales	-	-	-	(2,371)	-	-
Consolidation Adjustments	(187)	140	-	(209)	111	-
Interest allocation(b)	-	-	-	(407)	(487)	-

Total	$20,919	$20,438	2%	$(5,296)	$568	-%

(a)
AIG Star and AIG Edison's pre-tax loss for the three and nine months ended September 30, 2010 includes the impairment of $1.3 billion of goodwill. See Critical Accounting Estimates — Goodwill impairment for further discussion.

(b)
Represents interest expense, including periodic amortization of the prepaid commitment fee asset, on the estimated net proceeds to be received from the sales of AGF, AIG Star, AIG Edison and Nan Shan. See Note 3 to the Consolidated Financial Statements.

(c)
ALICO's pre-tax loss for the nine months ended September 30, 2010 includes the impairment of $3.3 billion of goodwill that had been allocated to ALICO as a consequence of ALICO's removal from the Japan and Other operating segment. See Critical Accounting Estimates — Goodwill impairment for further discussion.

 ALICO Results

    ALICO total revenues declined for the three-month period ended September 30, 2010 compared to the same period in 2009 largely due to lower policyholder trading gains, which are offset in policyholder benefits and claims incurred. This decline more than offset the benefit of lower net realized capital losses and the 4 percent growth in premiums and other considerations primarily resulting from the positive effect of foreign exchange. Pre-tax income increased compared to the same period in 2009 primarily due to lower net realized capital losses partially offset by negative effect of the declining interest rate environment in Japan on variable life and annuity results.

    ALICO total revenues for the nine-month period ended September 30, 2010 decreased slightly from the same period in 2009 reflecting a decline of $1.1 billion in policyholder trading gains, which are offset in policyholder benefits and claims incurred. This decline was nearly offset by lower net realized capital losses and higher premiums and other considerations due to the positive effect of foreign exchange and continued strength in new and renewal business. ALICO's pre-tax loss in the nine-month period ended September 30, 2010 was largely due to the impairment of goodwill discussed below.

American International Group, Inc. and Subsidiaries

 Nan Shan Results

    Nan Shan total revenues increased in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to an increase in Premiums and other considerations resulting from growth in the business and the favorable effect of foreign exchange as well as an increase in Net investment income due to growth in the investment portfolio. These increases were partially offset by net realized capital losses of $21 million in the three-month period ended September 30, 2010 compared to net realized capital gains of $83 million in the three-month period ended September 30, 2009 due primarily to a decrease in gains on sales of fixed maturity securities.

    Nan Shan total revenues were flat in the nine-month period ended September 30, 2010 compared to the same period in 2009 as a decline in net realized capital gains was largely offset by increased Premiums and other considerations and Net investment income as discussed above. Included in Nan Shan's pre-tax loss in the nine-month period ended September 30, 2010 is an additional loss accrual of $104 million associated with the expected sale of Nan Shan. See Note 3 to the Consolidated Financial Statements for further discussion.

AGF Results

    AGF's revenues decreased for the three-month period ended September 30, 2010 compared to the same periods in 2009 primarily due to lower finance charge revenues reflecting the 2009 sales of real estate portfolios as part of AGF's efforts to increase liquidity.

    AGF's pre-tax loss increased for the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to higher operating expenses reflecting the write-off of AGF's intangible assets in third quarter of 2010 and lower finance charge revenues noted above. The increase in AGF's pre-tax loss for the three-month period ended September 30, 2010 was partially offset by lower provision for loan losses as a result of a decrease in the amounts provided for allowance for loan losses due to favorable trends in the credit quality of AGF's finance receivables.

    As a result of the sale of AGF discussed in Note 1 herein, AIG recorded an estimated pre-tax loss of approximately $1.9 billion in the third quarter of 2010.

    AGF's pre-tax loss decreased for the nine-month period ended September 30, 2010 compared to the same period in 2009 primarily due to a lower provision for loan losses as a result of a decrease in the amounts provided for allowance for loan losses due to favorable trends in the credit quality of AGF's finance receivables. AGF also benefited from lower fair value provision on finance receivables held for sale originated as held for investment and foreign exchange gains on foreign currency denominated debt. These favorable variances were partially offset by a decline in AGF's finance charge revenues noted above and higher operating expenses primarily due to a write-off of AGF's intangible assets in third quarter 2010, which was driven by the sale of AGF.

AIG Star and AIG Edison Results

    Revenues increased in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to net realized capital gains of $199 million in the three-month period ended September 30, 2010 compared to net realized capital losses of $114 million in the three-month period ended September 30, 2009. The improvement in net realized capital gains was due to lower other-than-temporary impairment charges and a decrease in foreign currency translation losses as the value of the Japanese Yen strengthened against non functional currencies in the current year.

    Pre-tax income (loss) decreased in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to a goodwill impairment charge of $1.3 billion and a reduction in partnership and mutual fund income as well as the continuing impact of lower in-force business and lower surrender gains in 2010 versus 2009 as lapses trended down towards pre-crisis levels. Partially offsetting these decreases were the increase in net realized capital gains noted above and a reduction in restructuring costs.

American International Group, Inc. and Subsidiaries

    Revenues increased in the nine-month period ended September 30, 2010 compared to the same period in 2009 primarily due to net realized capital losses of $71 million in the nine-month period ended September 30, 2010 compared to net realized capital losses of $902 million in the nine-month period ended September 30, 2009. The decrease in net realized capital losses was due to lower other-than-temporary impairment charges and a decrease in foreign currency translation losses noted above.

    Pre-tax income (loss) decreased in the nine-month period ended September 30, 2010 compared to the same period in 2009 due to the goodwill impairment charge of $1.3 billion and the continuing impact of lower in-force business and lower surrender gains in 2010 versus 2009 as lapses trended down towards pre-crisis levels and a reduction in the DAC benefit, net of unearned revenue liability, related to lower realized capital losses in 2010 compared to a year ago. Partially offsetting these decreases were the reductions in net realized capital losses noted above.

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

The following table summarizes the operations of each reportable segment. See also Note 2 to the Consolidated Financial Statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Total revenues:
General Insurance	$9,397	$9,032	4%	$27,482	$25,986	6%
Domestic Life Insurance & Retirement Services	3,944	2,587	52	10,147	7,788	30
Foreign Life Insurance & Retirement Services	4,021	3,651	10	10,691	10,803	(1)
Financial Services	1,182	2,406	(51)	3,399	5,357	(37)
Other	439	1,987	(78)	4,255	7,886	(46)
Consolidation and eliminations	108	(59)	-	(360)	(1,034)	-

Total	19,091	19,604	(3)	55,614	56,786	(2)

Pre-tax income (loss):
General Insurance	865	682	27	3,226	1,763	83
Domestic Life Insurance & Retirement Services	998	(222)	-	1,413	(1,849)	-
Foreign Life Insurance & Retirement Services	691	531	30	2,091	1,317	59
Financial Services	(89)	1,150	-	(267)	1,532	-
Other	(2,506)	(3,064)	-	(3,439)	(9,025)	-
Consolidation and eliminations	463	406	-	774	438	-

Total	$422	$(517)	-%	$3,798	$(5,824)	-%

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

American International Group, Inc. and Subsidiaries

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

    AIG's Foreign General insurance group writes both commercial and consumer lines of insurance through a network of branches and foreign based insurance subsidiaries. It also writes a small degree of life premiums (primarily traditional life products), particularly in the newly-acquired Japanese business, Fuji. Foreign General insurance group uses various marketing methods and multiple distribution channels to write both commercial and consumer lines insurance with certain refinements for local laws, customs and needs. Foreign General insurance group operates in the Asia & the Pacific, Europe, and the Far East regions as well as in emerging markets.

    On March 31, 2010, AIG, through a Foreign General Insurance subsidiary, purchased additional voting shares in Fuji which resulted in Foreign General Insurance gaining control of Fuji. Fuji's financial information is reported on a one-quarter lag. For the three months ended September 30, 2010, therefore, Fuji's results are now included in General Insurance and Foreign General results.

General Insurance Results

The following table presents General Insurance results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Underwriting results:
Net premiums written	$8,598	$8,072	7%	$24,034	$23,724	1%
Decrease (increase) in unearned premiums	(1)	(136)	-	(63)	507	-

Net premiums earned	8,597	7,936	8	23,971	24,231	(1)
Claims and claims adjustment expenses incurred	6,109	5,995	2	17,143	17,422	(2)
Change in deferred acquisition costs	(257)	(74)	-	(379)	(54)	-
Other underwriting expenses	2,680	2,429	10	7,492	6,855	9

Underwriting profit (loss)	65	(414)	-	(285)	8	-

Investing and other results:
Net investment income	1,007	1,133	(11)	3,191	2,437	31
Net realized capital losses	(207)	(37)	-	(12)	(682)	-
Bargain purchase gain	-	-	-	332	-	-

Pre-tax income	$865	$682	27%	$3,226	$1,763	83%

General Insurance Underwriting Results

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

American International Group, Inc. and Subsidiaries

General Insurance Net Premiums Written

    General Insurance net premiums written in the three- and nine-month periods ended September 30, 2010 increased 7 percent and 1 percent, respectively, compared to the same periods in 2009 as increases from the Fuji acquisition in Foreign General Insurance are partially offset by decreases in domestic net premiums written. Domestic declines reflect General Insurance's risk management initiatives and continued price discipline in lines where market rates are unsatisfactory. The Fuji acquisition in Foreign General Insurance and strategic growth in higher margin lines of business are being slightly offset by adverse foreign exchange effects in the current period. While General Insurance continues to see improved premium and account retention, new business submissions, and a relatively stable rate environment, net premium writings continue to be affected by a weak domestic economic environment.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on General Insurance net premiums written:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009	2010 vs. 2009

Increase (decrease) in original currency*	5.8%	(0.3)%
Foreign exchange effect	0.7	1.6

Increase as reported in U.S. dollars	6.5%	1.3%

*
Computed using a constant exchange rate for each period.

General Insurance Underwriting Ratios

The following table summarizes General Insurance GAAP combined ratios:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2010	2009		2010	2009

Loss ratio	71.1	75.5	(4.4)	71.5	71.9	(0.4)
Expense ratio	28.2	29.7	(1.5)	29.7	28.1	1.6

Combined ratio	99.3	105.2	(5.9)	101.2	100.0	1.2

Quarterly Underwriting Ratios

    The decrease in the General Insurance combined ratio for the three-month period ended September 30, 2010 compared to the same period of 2009 primarily resulted from the following:

  •
  a loss ratio for accident year 2010 recorded in 2010 which was 3.5 points lower than the loss ratio for accident year 2009. This decrease is partially due to the fact that in the three-month period ended September 30, 2009 Foreign General Insurance incurred losses of $200 million for claim increases in the financial institutions professional indemnity book related to exposure to credit and fraud claims. No additional loss was recorded in the three-month period ended September 30, 2010; however these reserves continue to be closely monitored and thus far have developed in line with expectations.

  •
  prior year development, which amounted to $168 million of net adverse development in the current period compared to $246 million of net adverse development in the same period of 2009. The current period amount is net of a $153 million reserve discount, as discussed in the Discounting of Reserves section below. Included in the current period total is a net reserve strengthening of $180 million related to asbestos exposures. The asbestos reserve strengthening was the result of a review of all accounts in which General Insurance had entered into agreements to pay fixed amounts for a fixed period of time in exchange for a release from further claim payments, also known as buyout agreements. The current period amount is also net of $40 million of accrued premiums on loss sensitive policies. Prior year development accounted for 2.1 points of the calendar year loss ratio in the current period.

American International Group, Inc. and Subsidiaries

  •
  a decrease of 1.5 points in the expense ratio, which included the effect of the consolidation of Fuji results. Excluding Fuji, the expense ratio decreased 0.3 points driven by decreased acquisition expenses, partially offset by an increase in general operating expenses. Acquisition expenses decreased with the reduction of aggregate exposures in certain property and casualty lines of business. General operating expenses reflect the impairment of intangible assets described below, operational enhancements, and long term compensation program expense. Operational enhancements include the implementation of financial systems and an improved control environment.

  •
  In the third quarter of 2010, Foreign General Insurance recorded an impairment charge of $64 million related to identifiable intangible assets acquired in connection with the 2005 acquisition of an accident and health business in Japan that were determined to be impaired due to declines in the profitability of this business. This impairment charge added 0.7 points to the expense ratio.

Year-to-Date Underwriting Ratios

    The increase in the General Insurance combined ratio for the nine-month period ended September 30, 2010 compared to the same period of 2009 primarily resulted from:

  •
  a loss ratio for accident year 2010 recorded in 2010 which was 1.8 points higher than the loss ratio for accident year 2009. Excluding catastrophes, the accident year loss ratio for the nine-month period ending September 30, 2010 is 1.6 points lower than the same period of the prior year. The increase in the overall accident year loss ratio is due to approximately $873 million in catastrophe-related losses in the current period driven by the earthquake in Chile, flooding in the Southeastern United States, two severe windstorms in the Northeastern United States, flooding in Madeira (Portugal), U.S. hailstorms, the Deepwater Horizon oil rig explosion, the Icelandic volcano, and Hurricane Alex, compared to catastrophe-related losses of $55 million in the same period of 2009. Foreign General Insurance's losses related to the worldwide credit crisis, as described in the quarterly underwriting ratios section above, aggregated to $306 million for the nine-month period ended September 30, 2009. No additional loss was recorded in the same period of 2010; however these reserves continue to be closely monitored and thus far have developed in line with expectations

  •
  prior year development, which amounted to $77 million of net adverse development for the period compared to $650 million in the same period of 2009. The current period amount of prior year development is net of a $153 million reserve discount, as discussed in the Discounting of Reserves section below. The current period amount is also net of $18 million of returned premiums on loss sensitive policies compared to $172 million of returned premiums in the prior period. Also included in the current period total is a reserve strengthening of $98 million in the excess casualty line of business related to adverse development relating to accident year 2007. Prior year development increased the 2010 calendar year loss ratio by 0.3 points.

  •
  an increase of 1.6 points in the expense ratio includes the effect of the consolidation of Fuji results. Excluding Fuji, the expense ratio increased 2.1 points due to a decrease in earned premium and an increase in general operating expenses, all of which were discussed in the quarterly underwriting ratios section above. The acquisition expenses are essentially unchanged reflecting increases from a 2009 commutation of a reinsurance agreement, resulting in a net reduction to the prior period acquisition expense, and the change in the mix of business, offset by Foreign General Insurance not renewing a high commission credit card indemnification program in Europe, as General Insurance focuses on product lines consistent with its risk appetite.

Quarterly General Insurance Investing and Other Results

    Net investment income for General Insurance decreased in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to a reduction in returns from partnership investments. Returns on fixed income investments also declined as reinvestment rates have been lower than the original rates of maturing securities. General Insurance is also seeking to redeploy a significant amount of its liquidity into higher yielding investments. General Insurance incurred net realized capital losses in the third quarter of 2010,

American International Group, Inc. and Subsidiaries

mainly due to other-than-temporary impairment charges related to a change in its intent to sell certain mortgage-backed securities.

Year-to-Date General Insurance Investing and Other Results

    In the nine-month period ended September 30, 2010, net investment income for General Insurance increased over the same period in 2009 primarily due to improvement in returns from partnership investments. Net realized capital gains were recognized in 2010 compared to losses in 2009 primarily due to lower other-than-temporary impairments on investments, higher gains on sales of fixed maturities and income from derivatives.

    See Consolidated Results for further discussion on net investment income and net realized capital gains (losses).

Commercial Insurance Results

The following table presents Commercial Insurance results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Underwriting results:
Net premiums written	$4,740	$5,002	(5)%	$13,265	$14,154	(6)%
(Increase) decrease in unearned premiums	(103)	(195)	-	514	828	(38)

Net premiums earned	4,637	4,807	(4)	13,779	14,982	(8)
Claims and claims adjustment expenses incurred	3,698	4,077	(9)	10,935	12,121	(10)
Change in deferred acquisition costs	(35)	(68)	-	30	59	(49)
Other underwriting expenses	1,057	1,104	(4)	3,306	3,120	6

Underwriting loss	(83)	(306)	-	(492)	(318)	-

Net investment income	785	889	(12)	2,519	1,834	37
Net realized capital gains (losses)	(185)	10	-	(249)	(575)	-

Pre-tax income	$517	$593	(13)%	$1,778	$941	89%

American International Group, Inc. and Subsidiaries

Commercial Insurance Underwriting Results

Commercial Insurance Net Premiums Written

The following table presents Commercial Insurance net premiums written by line of business:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Line of business:
General liability/auto liability	$939	$1,005	(7)%	$2,308	$2,520	(8)%
Workers' compensation	727	830	(12)	1,851	2,179	(15)
Property	503	553	(9)	1,770	1,918	(8)
Management/professional liability	485	474	2	1,396	1,361	3
Commercial umbrella/excess	405	427	(6)	1,183	1,264	(6)
A&H products	384	355	8	1,052	979	7
Other	275	292	(5)	816	935	(13)
Private client group	241	245	(2)	750	721	4
Multinational P&C	254	296	(14)	717	773	(7)
Programs	185	193	(4)	520	555	(6)
Environmental	128	124	3	367	379	(3)
Healthcare	139	144	(3)	365	418	(13)
Aviation	75	64	17	170	152	12

Total	$4,740	$5,002	(5)%	$13,265	$14,154	(6)%

Quarterly and Year-to-Date Commercial Insurance Net Premiums Written

    Commercial Insurance net premiums written decreased in the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009 primarily due to:

  •
  the reduction of aggregate exposures in certain property and casualty lines of business, reflecting risk management initiatives undertaken as part of AIG's overall risk appetite;

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

Commercial Insurance Underwriting Ratios

The following table presents Commercial Insurance GAAP combined ratios:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2010	2009		2010	2009

Loss ratio	79.7	84.8	(5.1)	79.4	80.9	(1.5)
Expense ratio	22.0	21.6	0.4	24.2	21.2	3.0

Combined ratio	101.7	106.4	(4.7)	103.6	102.1	1.5

    The decrease in the Commercial Insurance combined ratio in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily resulted from the following:

•
an accident year loss ratio for the three months ended September 30, 2010 that was 2.9 points lower than the accident year loss ratio for the three months ended September 30, 2009. Catastrophe-related losses of $47 million were attributable to an August earthquake in New Zealand and further development on

American International Group, Inc. and Subsidiaries

  catastrophes that occurred in prior quarters of the current year, compared to catastrophe-related losses of $55 million in the same period of 2009;

•
prior year development, which amounted to $137 million of net adverse development for the three months ended September 30, 2010 compared to net adverse development of $256 million for the three months ended September 30, 2009 as discussed below.

•
An increase in the expense ratio of 0.5 points driven by a decrease in earned premium, increases in general operating expenses, and partially offset by a decrease in acquisition expenses. General Operating Expenses include increases in allowances for credit risk reserves and operational enhancements (as discussed in General Insurance results above). Acquisition expenses decreased with the reduction of aggregate exposures in certain property and casualty lines of business.

    The increase in the Commercial Insurance combined ratio in the nine-month period ended September 30, 2010 compared to the same period in 2009 primarily resulted from the following:

•
an accident year loss ratio for the nine months ended September 30, 2010 that was 1.9 points higher than the accident year loss ratio for the same period ended September 30, 2009, resulting from catastrophe-related losses of approximately $480 million attributable to the combined losses of two severe windstorms in the Northeastern United States, flooding in the Southeastern United States, the earthquake in Chile, U.S. hailstorms, Hurricane Alex, and the earthquake in New Zealand, compared to catastrophe-related losses of $55 million in the same period of 2009; and

•
An increase of 3.0 points in the expense ratio due to a decrease in earned premium, an increase in acquisition expenses, and an increase in general operating expenses, all of which were discussed in the General Insurance results above.

Quarterly Commercial Insurance Net Loss Development

    The $137 million of adverse development in the three months ended September 30, 2010 is largely attributable to adverse development of $119 million related to asbestos claims, $63 million in excess casualty claims, and $43 million in the specialty workers' compensation line of business. These losses were partially offset by $42 million of favorable development in the Lexington lines of business. The current period amount is net of a $135 million reserve discount, as described in the Discount on Reserves section below, and $40 million in accrued premiums on loss sensitive policies. For the current period, prior year development accounted for 3.1 points of the calendar year loss ratio.

Year-to-Date Commercial Insurance Net Loss Development

    The $95 million of adverse development in the nine months ended September 30, 2010 is primarily attributable to favorable development in the Lexington lines of business being more than offset by $159 million of adverse development related to asbestos claims, $97 million of adverse development in specialty workers' compensation claims, and $79 million of adverse development in the financial institutions line of business. The $159 million of adverse development on asbestos claims relates entirely to accident years 1999 and prior and is primarily attributable to several large accounts. The current period amount is net of $135 million reserve discount, as described in the Discount on Reserves section below, and $18 million in accrued premiums on loss sensitive policies.

Quarterly Commercial Insurance Investing Results

    Net investment income for Commercial Insurance decreased in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to a sharp decline in returns from partnership investments. Net realized capital losses were due to other-than-temporary-impairments related to the change in its intent to sell certain mortgage-backed securities as mentioned in the General Insurance section above.

American International Group, Inc. and Subsidiaries

Year-to-Date Commercial Insurance Investing Results

    Net investment income for Commercial Insurance increased in the nine-month period ended September 30, 2010 compared to the same period in 2009 primarily due to improvement in returns from partnership investments.

    See Consolidated Results for further discussion on net investment income and net realized capital gains (losses).

Foreign General Insurance Results

The following table presents Foreign General Insurance results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Underwriting results:
Net premiums written	$3,858	$3,070	26%	$10,769	$9,570	13%
(Increase) decrease in unearned premiums	102	59	73	(577)	(321)	-

Net premiums earned	3,960	3,129	27	10,192	9,249	10
Claims and claims adjustment expenses incurred	2,411	1,918	26	6,208	5,301	17
Change in deferred acquisition costs	(222)	(6)	-	(409)	(113)	-
Other underwriting expenses	1,623	1,325	22	4,186	3,735	12

Underwriting profit (loss)	148	(108)	-	207	326	(37)

Investing and other results:
Net investment income	222	244	(9)	672	603	11
Net realized capital gains (losses)	(22)	(47)	-	237	(107)	-
Bargain purchase gain	-	-	-	332	-	-

Pre-tax income	$348	$89	291%	$1,448	$822	76%

Foreign General Insurance Underwriting Results

Foreign General Insurance Net Premiums Written

The following table presents Foreign General Insurance net premiums written by line of business:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Line of business:
A&H products	$970	$950	2%	$2,914	$2,811	4%
Specialty lines	486	594	(18)	1,749	1,802	(3)
Personal lines	582	558	4	1,744	1,647	6
Casualty	362	392	(8)	1,448	1,381	5
Marine & Energy	190	174	9	625	525	19
Lloyds	173	204	(15)	567	596	(5)
Property	115	121	(5)	441	428	3
Aviation	48	59	(19)	212	207	2
Other	932	18	-	1,069	173	-

Total	$3,858	$3,070	26%	$10,769	$9,570	13%

American International Group, Inc. and Subsidiaries

 Quarterly Foreign General Insurance Net Premiums Written

    Foreign General Insurance net premiums written increased in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to:

•
the Fuji acquisition, which contributed $865 million to the total (reported in Other in the table above); and

•
new business as global economic conditions improved.

    Overall, with the exclusion of Fuji, net written premiums are down 2.2 percent versus the same period in 2009. From a regional perspective, real growth in the Far East region was significantly enhanced by the Fuji acquisition. The Asia-Pacific region also did well while the Europe region took a slight downturn.

Year-to-Date Foreign General Insurance Net Premiums Written

    Foreign General Insurance net premiums written increased in the nine-month period ended September 30, 2010 compared to the same period in 2009 primarily due to:

•
the Fuji acquisition, which contributed $865 million to the total; and

•
new business as global economic conditions improved.

    From a regional perspective, real growth in the Far East region was significantly enhanced by the Fuji acquisition. The Europe region, which did well in its critical renewal season in the first quarter, remains positive for the period, as well. Overall, Foreign General Insurance continued an upward trend in production that began with the third quarter of 2009, which is attributable to improved retention and strong new business submissions.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Foreign General Insurance net premiums written:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 vs. 2009		2010 vs. 2009

Increase in original currency(a)	23.8	%(b)	8.5%
Foreign exchange effect	1.9		4.0

Increase as reported in U.S. dollars	25.7%		12.5%

(a)
Computed using a constant exchange rate for each period.

(b)
Substantially all of this increase was attributable to the Fuji acquisition.

Foreign General Insurance Underwriting Ratios

The following table presents Foreign General Insurance combined ratios:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2010	2009		2010	2009

Loss ratio	60.9	61.3	(0.4)	60.9	57.3	3.6
Expense ratio	35.4	42.2	(6.8)	37.1	39.2	(2.1)

Combined ratio	96.3	103.5	(7.2)	98.0	96.5	1.5

    The decrease in the Foreign General Insurance combined ratio in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily resulted from the following:

•
a decrease in the accident year loss ratio of 1.5 points compared to the same period in the prior year. Catastrophe-related losses incurred in the current period were $25 million, mainly due to an earthquake in Christchurch, New Zealand, with no recorded catastrophic events in the prior period; and

•
a decrease of 6.8 points in the expense ratio includes the effect of the consolidation of Fuji's results. Excluding Fuji, the expense ratio decreased 1.8 points due to decreased remediation costs and acquisition

American International Group, Inc. and Subsidiaries

  expenses, offset by the write off of intangible assets, operational enhancements, and long term compensation program expense. Operational enhancements include the implementation of financial systems and improved control environment, and costs associated with securing financial strength ratings for certain subsidiaries. Acquisition expenses decreased primarily due to Foreign General Insurance not renewing a high commission credit card indemnification program in Europe as General Insurance focuses on product lines consistent with its risk appetite.

    In the three-month period ended September 30, 2009 Foreign General Insurance recorded $200 million for claims related to the worldwide credit crisis, negatively impacting the loss ratio for the period. No additional loss was recorded in the three-month period ended September 30, 2010; however these reserves continue to be closely monitored and thus far have developed in line with expectations.

    The increase in the Foreign General Insurance combined ratio in the nine-month period ended September 30, 2010 compared to the same period in 2009 primarily resulted from the following:

•
significant catastrophe-related losses in the nine months ended September 30, 2010, compared to none in the nine months ended September 30, 2009, contributed 3.7 points to the loss ratio. Catastrophe losses included the earthquake in Chile, flooding in Madeira (Portugal), the Deepwater Horizon oil rig explosion, the Icelandic volcano, Hurricane Alex, and the earthquake in Christchurch, New Zealand; and

•
a decrease of 2.1 points in the expense ratio includes the effect of the consolidation of Fuji's results. Excluding Fuji, the expense ratio decreased 0.3 points, as discussed in the quarterly underwriting ratios section above

    In the nine-month period ended September 30, 2009 Foreign General Insurance posted charges totaling $306 million for claim increases in the financial institutions professional indemnity book related to continued exposure to credit and fraud claims, negatively impacting the loss ratio for the period. No additional losses were incurred in the three-month period ended September 30, 2010; however these reserves continue to be closely monitored and thus far have developed in line with expectations.

Quarterly Foreign General Insurance Net Loss Development

    Foreign General Insurance experienced $31 million of net adverse development in the three months ended September 30, 2010, including $31 million of favorable development related to Ascot, the Lloyds syndicate, and $24 million of favorable development in unrecoverable facultative reinsurance being more than offset by $61 million of adverse development related to asbestos claims, reflecting Foreign General's share of U.S.-located losses that were discussed above, and $44 million of adverse development in the U.K. professional liability line of business relating to conveyance negligence claims from the high level of residential real estate activity in 2008. The remainder was spread throughout the other lines of business. The current period amount is net of a $18 million reserve discount, as discussed in the Discounting of Reserves section below; there was no such discount in the prior period. The $24 million favorable development in facultative reinsurance is the result of the reversal of a prior judgment against Chartis and the release of the associated reserves.

Year-to-Date Foreign General Insurance Net Loss Development

    Foreign General Insurance experienced net favorable prior-year development of $18 million in the nine months ended September 30, 2010, with $31 million of favorable development related to Ascot, $21 million of favorable development from the excess casualty line of business and $18 million of favorable development from the D&O line of business being offset by $67 million of adverse development in asbestos claims and $54 million of adverse development from the professional liability business segment. The remainder was spread throughout the other lines of business.

Quarterly Foreign General Insurance Investing and Other Results

    Foreign General Insurance net investment income decreased in the three-month period ended September 30, 2010 compared to the same period in 2009 due to lower mutual fund income and partnership results.

American International Group, Inc. and Subsidiaries

    Foreign General Insurance recorded net realized capital losses in the three-month period ended September 30, 2010 mainly due to gains in the sales of fixed maturity securities being more than offset by the negative effect of foreign exchange.

Year-to-Date Foreign General Insurance Investing and Other Results

    Foreign General Insurance net investment income increased in the nine-month period ended September 30, 2010 compared to the same period in 2009 primarily due to higher partnership results, dividends earned, and other investment income being partially offset by lower mutual fund and interest income. Investment expense was also lower.

    Foreign General Insurance recorded net realized capital gains in the nine-month period ended September 30, 2010 due to gains in the sales of fixed maturity securities and real estate, the favorable effect of foreign exchange and lower other-than-temporary impairments on investments being partially offset by losses on derivatives.

    On March 31, 2010, AIG, through a Foreign General Insurance subsidiary, purchased additional voting shares in Fuji. The acquisition of the additional voting shares resulted in Foreign General Insurance obtaining control of Fuji.

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

    During the quarter ended June 30, 2010, Foreign General Insurance completed the accounting for the acquisition and retrospectively adjusted the provisional amounts initially recorded. Foreign General Insurance obtained the additional information necessary to finalize the purchase price allocation as of the acquisition date including final appraisals of Fuji's insurance contracts, loans, certain real estate or intangible assets. During the quarter ended September 30, 2010, adjustments to the revised purchase price allocation as of March 31, 2010 occurred as a result of new information that became known about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date. As a consequence, these adjustments have been reflected retroactively back to the date of acquisition.

    At June 30, 2010, AIG reported that the acquisition resulted in a bargain purchase gain of approximately $406 million, which was included in the Consolidated Statement of Income (Loss) in Other Income. The adjustments to the revised purchase price allocation during the quarter ended September 30, 2010 reduced the bargain purchase gain by approximately $74 million to $332 million. AIG will retrospectively revise its results of operations for the three months ended March 31, 2010 when presenting comparative financial information containing that period. The bargain purchase gain is primarily attributable to the depressed market value of Fuji's common stock, which AIG believes is the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. AIG anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

Liability for unpaid claims and claims adjustment expense

    The following discussion on the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for the Commercial Insurance and Foreign General Insurance reporting units in the General Insurance operating segment and loss reserves pertaining to divested and/or Noncore businesses and those of the Mortgage Guaranty reporting unit collectively reported in AIG's Other operations category.

American International Group, Inc. and Subsidiaries

The following table presents the components of the loss reserves by major lines of business on a statutory annual statement basis(a):

(in millions)	September 30, 2010	December 31, 2009

Other liability occurrence	$20,505	$20,344
International(b)	16,359	12,582
Workers' compensation	16,282	15,200
Other liability claims made	11,452	12,619
Mortgage Guaranty/Credit	4,688	5,477
Property	3,539	3,872
Auto liability	3,195	4,164
Products liability	2,355	2,414
Medical malpractice	1,763	1,672
Accident and health	1,410	1,677
Aircraft	1,168	1,388
Commercial multiple peril	1,006	1,081
Fidelity/surety	942	875
Reinsurance	130	154
Other	1,503	1,867

Total	$86,297	$85,386

(a)
Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

(b)
Includes $2.2 billion related to the acquisition of Fuji on March 31, 2010.

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

The following table classifies the components of the net liability for unpaid claims and claims adjustment expense by business unit:

(in millions)	September 30, 2010	December 31, 2009

General Insurance segment:
Commercial Insurance	$49,711	$50,498
Foreign General Insurance	13,997	12,688

Total General Insurance	63,708	63,186

Mortgage Guaranty	3,918	4,713

Net liability for unpaid claims and claims adjustment expense at end of period	$67,626	$67,899

American International Group, Inc. and Subsidiaries

Discounting of Reserves

    At September 30, 2010, net loss reserves reflect a loss reserve discount of $2.81 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain asbestos business that was written by General Insurance is discounted based on the investment yields of the companies and the payout pattern for this business. The discount is comprised of the following: $669 million — tabular discount for workers' compensation in Commercial Insurance and $2.09 billion — non-tabular discount for workers' compensation in Commercial Insurance; and $53 million — non-tabular discount for asbestos for General Insurance.

Quarterly Reserving Process

    AIG believes that the net loss reserves are adequate to cover net losses and loss expenses as of September 30, 2010. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of September 30, 2010. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG's consolidated financial condition, although it could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Net liability for unpaid claims and claims adjustment expense at beginning of year	$67,423	$65,770	$67,899	$72,455
Foreign exchange effect	580	245	(635)	1,035
Acquisitions	-	-	1,538 (a)	-
Dispositions	-	(1,819)	(84)	(9,657	)(b)

Losses and loss expenses incurred:(c)
Current year	5,945	6,406	17,482	21,202
Prior years, other than accretion of discount	387	191	(226)	526
Prior years, accretion of discount	(26)	98	146	294

Losses and loss expenses incurred	6,306	6,695	17,402	22,022

Losses and loss expenses paid(c)	6,683	6,017	18,492	20,981

Activity of discontinued operations	-	(1)	-	(1)
Reclassified to liabilities held for sale	-	-	(2)	-

Net liability for unpaid claims and claims adjustment expense at end of period	$67,626	$64,873	$67,626	$64,873

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

American International Group, Inc. and Subsidiaries

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Prior Accident Year Development by Reporting Unit:
General Insurance segment:
Commercial Insurance	$312	$256	$212	$482
Foreign General Insurance	49	(10)	-	(4)

Total General Insurance segment	361	246	212	478

Other businesses:
Mortgage Guaranty	26	(55)	(438)	73
Insurance businesses sold*	-	-	-	(25)

Total Other businesses	26	(55)	(438)	48

Prior years, other than accretion of discount	$387	$191	$(226)	$526

*
Entities were sold during 2009.

	Calendar Year
Nine Months Ended September 30, (in millions)
	2010	2009

Prior Accident Year Development by Accident Year:
Accident Year
2009	$(144)
2008	(200)	$247
2007	(91)	(76)
2006	(119)	(200)
2005	(10)	(11)
2004	50	44
2003 and prior	288	522

Prior years, other than accretion of discount	$(226)	$526

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each class of business, as appropriate, in the three-month period ended September 30, 2010 to determine the loss development from prior accident years for three-month period ended September 30, 2010. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

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

American International Group, Inc. and Subsidiaries

    As described more fully in the 2009 Annual Report on Form 10-K, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the nine-month period ended September 30, 2010, $389 million gross and $160 million net of adverse incurred loss development pertaining to asbestos was reflected in the table that follows. This development was primarily attributable to several large accounts. In addition, a minor adjustment to the environmental gross and net reserves was also recognized.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	2010		2009
Nine Months Ended September 30, (in millions)
	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,236	$1,151	$3,443	$1,200
Dispositions	-	-	(84)	(21)
Losses and loss expenses incurred*	389	160	184	78
Losses and loss expenses paid*	(492)	(180)	(473)	(129)

Liability for unpaid claims and claims adjustment expense at end of period	$3,133	$1,131	$3,070	$1,128

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$338	$159	$417	$194
Dispositions	-	-	(37)	(7)
Losses and loss expenses incurred*	18	17	2	-
Losses and loss expenses paid*	(73)	(33)	(37)	(23)

Liability for unpaid claims and claims adjustment expense at end of period	$283	$143	$345	$164

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,574	$1,310	$3,860	$1,394
Dispositions	-	-	(121)	(28)
Losses and loss expenses incurred*	407	177	186	78
Losses and loss expenses paid*	(565)	(213)	(510)	(152)

Liability for unpaid claims and claims adjustment expense at end of period	$3,416	$1,274	$3,415	$1,292

*
All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

	2010		2009
Nine Months Ended September 30, (in millions)
	Gross	Net	Gross	Net

Asbestos	$2,016	$842	$1,924	$856
Environmental	117	43	177	77

Combined	$2,133	$885	$2,101	$933

The following table presents a summary of asbestos and environmental claims count activity:

	2010			2009
Nine Months Ended September 30,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,417	5,994	11,411	5,780	6,674	12,454
Claims during year:
Opened	322	291	613	465	860	1,325
Settled	(215)	(102)	(317)	(205)	(154)	(359)
Dismissed or otherwise resolved	(559)	(1,959)	(2,518)	(602)	(1,256)	(1,858)

Claims at end of period	4,965	4,224	9,189	5,438	6,124	11,562

American International Group, Inc. and Subsidiaries

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at September 30, 2010 and 2009. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at September 30, 2010 by approximately 0.2 years and 0.6 years, respectively; and reduced gross and net asbestos survival ratios at September 30, 2009 by approximately 0.8 years and 1.9 years, respectively. Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG's determination of its reserves are not survival ratios, but instead the ground-up and top-down analysis. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

The following table presents AIG's survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2010		2009
Nine Months Ended September 30,	Gross	Net	Gross	Net

Survival ratios:
Asbestos	4.9	4.6	4.5	3.6
Environmental	4.1	3.4	4.3	3.3
Combined	4.8	4.4	4.4	3.6

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

    SunAmerica Financial Group's businesses offer a broad range of protection products, including individual term and universal life insurance, and group life and health products. In addition, SunAmerica Financial Group's businesses offer defined contribution retirement plans, group and individual fixed and variable annuities, group and individual mutual funds financial planning and investment advisory services and retirement income solutions. SunAmerica Financial Group also offers a variety of payout annuities, including immediate annuities, structured settlements and terminal funding annuities. Certain previously acquired closed blocks and fixed and variable annuity blocks that have been discontinued are reported as "runoff" annuities. SunAmerica Financial Group also maintains a runoff block of Guaranteed Investment Contracts (GICs) that were issued to the institutional market place prior to 2006.

    In managing SunAmerica Financial Group, AIG analyzes the operating performance of each business using pre-tax income (loss) before net realized capital gains (losses). Pre-tax income (loss) before net realized capital gains (losses) is not a substitute for pre-tax income determined in accordance with U.S. GAAP. However, AIG believes that the presentation of pre-tax income (loss) before net realized capital gains (losses) enhances the understanding of the underlying profitability of the ongoing operations of SunAmerica Financial Group. The reconciliations to pre-tax income are provided in the tables that follow.

American International Group, Inc. and Subsidiaries

Domestic Life Insurance & Retirement Services Results

The following table presents Domestic Life Insurance & Retirement Services results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Domestic Life Insurance:
Premiums and other considerations	$992	$1,012	(2)%	$3,060	$3,253	(6)%
Net investment income	1,105	1,015	9	3,189	2,775	15
Policyholder benefits and claims incurred	1,253	1,209	4	3,878	3,785	2
Policy acquisition and other expenses	481	415	16	1,257	1,309	(4)

Pre-tax income before net realized capital losses	363	403	(10)	1,114	934	19
Net realized capital losses	(20)	(173)	-	(260)	(732)	-

Pre-tax income	$343	$230	49%	$854	$202	323%

Domestic Retirement Services:
Premiums and other considerations	$276	$265	4%	$838	$795	5%
Net investment income	1,551	1,724	(10)	4,802	4,115	17
Policyholder benefits and claims incurred	885	897	(1)	2,727	3,153	(14)
Policy acquisition and other expenses	327	288	14	872	1,390	(37)

Pre-tax income before net realized capital gains (losses)	615	804	(24)	2,041	367	456
Net realized capital gains (losses)	40	(1,256)	-	(1,482)	(2,418)	-

Pre-tax income (loss)	$655	$(452)	-%	$559	$(2,051)	-%

Total Domestic Life Insurance & Retirement Services:
Premiums and other considerations	$1,268	$1,277	(1)%	$3,898	$4,048	(4)%
Net investment income	2,656	2,739	(3)	7,991	6,890	16
Policyholder benefits and claims incurred	2,138	2,106	2	6,605	6,938	(5)
Policy acquisition and other expenses	808	703	15	2,129	2,699	(21)

Pre-tax income before net realized capital gains (losses)	978	1,207	(19)	3,155	1,301	143
Net realized capital gains (losses)	20	(1,429)	-	(1,742)	(3,150)	-

Pre-tax income (loss)	$998	$(222)	-%	$1,413	$(1,849)	-%

Quarterly Domestic Life Insurance & Retirement Services Results

    Domestic Life Insurance & Retirement Services reported a decrease in pre-tax income before net realized capital losses in the three-month period ended September 30, 2010 compared to the same period in 2009 primarily due to the following:

  •
  lower net investment income due to a $106 million decrease in partnership income and a $94 million decrease in valuation gains on ML II, partially offset by $78 million higher call and tender income; and

  •
  higher amortization of DAC and SIA of $75 million related to net realized capital gains in 2010 as compared with net realized capital losses in the same period of 2009.

    Domestic Life Insurance & Retirement Services reported a net realized capital gain for the three months ended September 30, 2010 as gains on the sale of securities and a $167 million gain from a legal settlement related to AIG's terminated U.S. securities lending program more than offset other-than-temporary impairment charges and derivative fair value losses. Other-than-temporary impairment charges declined by $383 million from the same period of 2009 and derivative fair value losses on interest rate and foreign exchange derivatives, which are primarily used to hedge the effect of interest rate and foreign exchange movements on GIC reserves, decreased by $426 million including the foreign exchange offset by the underlying GIC reserves.

American International Group, Inc. and Subsidiaries

Year-to Date Domestic Life Insurance & Retirement Services Results

    Domestic Life Insurance & Retirement Services reported an increase in pre-tax income before net realized capital losses in the nine-month period ended September 30, 2010 compared to the same period in 2009 primarily due to the following:

  •
  higher net investment income due to a $659 million increase in partnership income and a $537 million increase in valuation gains on ML II;

  •
  DAC and SIA unlocking and related reserve strengthening charges of $601 million in 2009 primarily due to reductions in the long-term growth assumptions and deteriorated equity market conditions early in 2009 for group retirement products and individual variable annuities. There were no unlockings in the nine-months ended September 30, 2010; and

  •
  Goodwill impairment charges of $81 million in 2009. There were no goodwill impairment charges in the nine-months ended September 30, 2010.

    Pre-tax income for Domestic Life Insurance & Retirement Services reflected lower levels of net realized capital losses principally from lower other-than-temporary impairment charges of $1.8 billion, the $167 million gain from the legal settlement noted above and increases in net realized capital gains from the sale of securities during the three months ended September 30, 2010. These improvements were partially offset by an increase of $655 million related to derivative fair values losses noted above. In addition, during 2010 Domestic Life Insurance & Retirement Services recorded $549 million of losses from the change in fair value of embedded derivative liabilities, net of economic hedges, compared to gains of $125 million in 2009. These losses were primarily driven by increases in volatilities in the equity markets and declines in long-term interest rates.

    Although there were no unlocking adjustments in the nine-month period ended September 30, 2010, management expects to complete its annual review of all actuarial estimates and assumptions in the fourth quarter. The review may result in fourth quarter changes in various actuarial assumptions including those pertaining to DAC, reserves and the fair value of certain variable annuity guarantees.

Sales and Deposits

The following table summarizes Domestic Life Insurance & Retirement Services sales and deposits by product(a):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Life insurance:
Periodic premiums	$56	$48	17%	$174	$167	4%
Single premiums and unscheduled deposits	43	9	378	122	72	69

Total life insurance	99	57	74	296	239	24
Group retirement product deposits	1,580	1,525	4	4,790	4,577	5
Individual fixed annuity deposits(b)	993	1,366	(27)	3,762	4,143	(9)
Individual variable annuity deposits	556	176	216	1,409	640	120
Payout annuity deposits	123	136	(10)	526	452	16
Group life and health premiums	14	12	17	54	81	(33)

Total sales and deposits	$3,365	$3,272	3%	$10,837	$10,132	7%

(a)
Includes divested operations in 2009. Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and unscheduled and single premiums from new and existing policyholders. Annuity sales represent deposits from new and existing customers. Sales of group accident and health insurance represent annualized first-year premium from new policies.

(b)
Includes fixed annuity deposits sold through independent life insurance distribution channels.

    Total sales and deposits increased in the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009 as improved results from life insurance, group retirement products and individual

American International Group, Inc. and Subsidiaries

variable annuities offset a decline in individual fixed annuity deposits. Life insurance sales increased in the three-and nine-month periods ended September 30, 2010 compared to the same periods in 2009 driven by term and universal life products sold through independent and career distribution networks. Group Retirement deposits increased for the three- and nine-month periods ended September 30, 2010 primarily due to new product introductions and the resumption of sales in a number of third party sales channels. Individual fixed annuity deposits decreased primarily due to the low interest rate environment in 2010. Variable annuity sales increased due to competitive product enhancements, reinstatements at a number of key broker-dealers, and increased wholesaler productivity. Payout annuity sales increased in the nine-month period ended September 30, 2010 compared to the same period in 2009 as a result of improved structured settlement and immediate annuity sales.

American International Group, Inc. and Subsidiaries

Domestic Retirement Services Sales and Deposits

The following table presents the account value rollforward for Domestic Retirement Services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Group retirement products
Balance, beginning of year	$62,216	$58,381	$63,419	$56,861
Deposits – annuities	1,232	1,211	3,759	3,550
Deposits – mutual funds	348	314	1,031	1,027

Total Deposits	1,580	1,525	4,790	4,577
Surrenders and other withdrawals	(1,411)	(1,382)	(4,827)	(4,730)
Death benefits	(74)	(65)	(225)	(194)

Net inflows (outflows)	95	78	(262)	(347)
Change in fair value of underlying investments, interest credited, net of fees	3,472	4,309	2,626	6,254

Balance, end of period	$65,783	$62,768	$65,783	$62,768

Individual fixed annuities
Balance, beginning of year	$47,998	$46,124	$47,202	$48,394
Deposits	896	1,148	3,326	3,434
Surrenders and other withdrawals	(854)	(1,158)	(2,651)	(5,716)
Death benefits	(371)	(392)	(1,133)	(1,325)

Net outflows	(329)	(402)	(458)	(3,607)
Change in fair value of underlying investments, interest credited, net of fees	478	469	1,403	1,404

Balance, end of period	$48,147	$46,191	$48,147	$46,191

Individual variable annuities
Balance, beginning of year	$23,318	$22,601	$24,637	$23,593
Deposits	556	176	1,409	640
Surrenders and other withdrawals	(610)	(619)	(1,971)	(1,972)
Death benefits	(101)	(88)	(327)	(301)

Net outflows	(155)	(531)	(889)	(1,633)
Change in fair value of underlying investments, interest credited, net of fees	1,881	2,676	1,296	2,786

Balance, end of period	$25,044	$24,746	$25,044	$24,746

Total Domestic Retirement Services
Balance, beginning of year	$133,532	$127,106	$135,258	$128,848
Deposits	3,032	2,849	9,525	8,651
Surrenders and other withdrawals	(2,875)	(3,159)	(9,449)	(12,418)
Death benefits	(546)	(545)	(1,685)	(1,820)

Net outflows	(389)	(855)	(1,609)	(5,587)
Change in fair value of underlying investments, interest credited, net of fees	5,831	7,454	5,325	10,444

Balance, end of year, excluding runoff	138,974	133,705	138,974	133,705
Individual annuities runoff	4,485	4,695	4,485	4,695
GIC runoff	8,478	9,902	8,478	9,902

Balance at end of period	$151,937	$148,302	$151,937	$148,302

General and separate account reserves and mutual funds
General account reserve	$97,944	$95,817	$97,944	$95,817
Separate account reserve	45,605	44,225	45,605	44,225

Total general and separate account reserves	143,549	140,042	143,549	140,042
Group retirement mutual funds	8,388	8,260	8,388	8,260

Total reserves and mutual funds	$151,937	$148,302	$151,937	$148,302

    Surrender rates have improved compared to the prior year for group retirement products, individual fixed annuities and individual variable annuities as surrenders have returned to more normal levels. Surrender rates for group retirement products are expected to increase in the remainder of 2010 as certain large group surrenders are anticipated.

American International Group, Inc. and Subsidiaries

The following table presents reserves by surrender charge category and surrender rates:

	September 30, 2010			September 30, 2009
(in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$50,648	$13,272	$11,151	$46,942	$10,729	$10,717
0% – 2%	1,157	3,585	3,943	1,619	3,001	3,944
Greater than 2% – 4%	1,762	5,014	1,854	1,898	6,130	2,118
Greater than 4%	2,926	23,135	6,959	3,147	23,123	7,018
Non-Surrenderable	902	3,141	1,137	902	3,208	949

Total reserves	$57,395	$48,147	$25,044	$54,508	$46,191	$24,746

Surrender rates	10.1%	7.4%	11.1%	11.0%	16.3%	12.3%

*
Excludes mutual funds of $8.4 billion and $8.3 billion at September 30, 2010 and 2009, respectively.

 Foreign Life Insurance & Retirement Services Operations

    AIG's Foreign Life Insurance & Retirement Services operations include traditional life insurance, retirement planning, accident and health insurance, as well as savings and investment products for consumers and businesses. The Foreign Life Insurance & Retirement Services products are sold through independent producers, career agents, financial institutions and direct marketing channels.

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

    Following the classification of ALICO, AIG Star and AIG Edison and Nan Shan as discontinued operations (see Note 3 to the Consolidated Financial Statements), AIG's remaining Foreign Life Insurance & Retirement Services operations are conducted primarily through AIA and, to a lesser extent, AIRCO.

Foreign Life Insurance & Retirement Services Results

The following table presents Foreign Life Insurance & Retirement Services results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Total Foreign Life Insurance & Retirement Services:
Premiums and other considerations	$2,559	$2,232	15%	$7,387	$6,693	10%
Net investment income	1,305	1,297	1	2,918	3,908	(25)
Policyholder benefits and claims incurred	2,629	2,531	4	6,621	7,634	(13)
Policy acquisition and other expenses	701	589	19	1,979	1,852	7

Pre-tax income before net realized capital gains	534	409	31	1,705	1,115	53
Net realized capital gains	157	122	29	386	202	91

Pre-tax income	$691	$531	30%	$2,091	$1,317	59%

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

The following table summarizes the effect of changes in foreign currency exchange rates on Foreign Life Insurance & Retirement Services Premiums and other considerations:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009	2010 vs. 2009

Increase in original currency*	10.5%	3.6%
Foreign exchange effect	4.2	6.8

Increase as reported in U.S. dollars	14.7%	10.4%

*
Computed using a constant exchange rate each period.

Quarterly Foreign Life Insurance & Retirement Services Results

    Premiums and other considerations increased in the three-month period ended September 30, 2010 compared to the same period in 2009 due to the favorable effect of foreign exchange shown above as well as higher in-force business as a result of improvement in persistency from Hong Kong, Singapore, Malaysia, Thailand and China. Net investment income was essentially unchanged compared to the same period in 2009, however, excluding policyholder trading gains of $42 million, increased due to higher levels of invested assets and market improvement.

    Pre-tax income before net realized capital gains increased significantly in the three-month period ended September 30, 2010 compared to the same period in 2009 largely due to the factors mentioned above as well as:

  •
  DAC charges in Korea in 2009 due to higher than anticipated surrenders related to a certain product and actuarial charges of $91 million for changes in estimates related to a project to increase standardization of AIG's actuarial systems and processes; and

  •
  the positive effects of the consolidation of a pension trust guaranteed fund under the adoption of the new accounting standard in the first quarter of 2010 on the consolidation of variable interest entities of $67 million.

    This improvement was partially offset by an increase in salaries and bonuses, a long-term incentive program provision as well as higher expenses related to strategic systems investments.

    Pre-tax income included a decline in net realized capital gains in the Philippines and China.

Year-to-Date Foreign Life Insurance & Retirement Services Results

    Premiums and other considerations increased in the nine-month period ended September 30, 2010 compared to the same period in 2009 due to the favorable effects of foreign exchange shown above, higher in-force business as a result of improvement in persistency in key Asian markets and higher sales volumes in the first nine months of 2010. Net investment income decreased compared to the same period in 2009 due to a $1.4 billion decline in policyholder trading gains. Net investment income, excluding policyholder trading gains, increased due to increased holdings in longer dated bonds in Korea, higher dividend income in Thailand and higher invested assets across key Asian markets.

    Pre-tax income before net realized capital gains increased significantly in the nine-month period ended September 30, 2010 compared to the same period in 2009 largely due to the factors mentioned above as well as:

  •
  a $134 million loss recognition charge related to the Philippines operations in 2009;

  •
  DAC charges in Korea in 2009 of $91 million noted above;

American International Group, Inc. and Subsidiaries

  •
  the positive effects of the consolidation of a pension trust guaranteed fund under the adoption of the new accounting standard on the consolidation of variable interest entities, tax changes in participating funds and a release in reserves as a result of changes in bonus scale in Singapore totaling $139 million; and

  •
  favorable foreign exchange impact of $64 million.

    Pre-tax income included an increase in net realized capital gains and reflected a significant decline in other-than-temporary impairment charges.

Foreign Life Insurance & Retirement Services Sales and Deposits

The following table summarizes first year premium, single premium and annuity deposits for Foreign Life Insurance & Retirement Services:

			Percentage Increase/ (Decrease)				Percentage Increase/ (Decrease)
	Three Months Ended September 30,				Nine Months Ended September 30,
				Original Currency				Original Currency
(in millions)	2010	2009	U.S. $		2010	2009	U.S. $

First year premium	$475	$488	(3)%	(7)%	$1,302	$1,235	5%	(2)%
Single premium	227	390	(42)	(44)	649	731	(11)	(15)
Annuity deposits	46	26	75	67	121	65	86	66

Quarterly Foreign Life Insurance & Retirement Services Sales and Deposits

    First year premium sales declined in the three-month period ended September 30, 2010 compared to the same period in 2009 on both a U.S. dollar basis and original currency basis. Hong Kong benefited from strong savings product sales in the same period of the prior year which became renewal sales in the current period. Australia new business sales returned to normal following the successful acquisition of a few large corporate customers last year, while Korea's first year sales performance was depressed as competition in the direct marketing channel intensified. Traditional life insurance products contributed over 50 percent of first year insurance sales with growing demand for investment-oriented life insurance products as market volatility decreased. Strong first year insurance sales in Singapore with the launch of a popular savings product and Thailand as political unrest stabilized were partially offset by a decline in Hong Kong, Australia and Korea.

    Single premium sales declined in the three-month period ended September 30, 2010 on both a U.S. dollar basis and original currency basis compared to the same period in 2009. Increased single premium sales in Korea and the Philippines were not sufficient to offset a decline in single premium sales in Singapore which experienced strong single premium sales in same period prior year as market conditions improved.

    Annuity deposits increased in the three-month period ended September 30, 2010 on both a U.S. dollar basis and original currency basis compared to the same period in 2009 due to a successful promotion campaign on fixed annuity deposits in Korea.

Year-to-Date Foreign Life Insurance & Retirement Services Sales and Deposits

    First year premium sales increased in the nine-month period ended September 30, 2010 compared to the same period in 2009 on a U.S. dollar basis and declined slightly on an original currency basis as sales continued to focus on traditional life insurance products in Hong Kong, Singapore, Malaysia, Thailand and China as economic growth solidified and broadened across Asian markets. The increase in savings and investment product sales in Hong Kong and Thailand fully offset the declines in Korea due to re-pricing of savings and investment products.

    Single premium sales declined in the nine-month period ended September 30, 2010 on both a U.S. dollar basis and original currency basis compared to the same period in 2009. Increased single premium sales in Korea and the Philippines were not sufficient to offset a decline in single premium sales in Singapore which experienced strong single premium sales in the prior year period as market conditions improved.

American International Group, Inc. and Subsidiaries

    Annuity deposits increased in the nine-month period ended September 30, 2010 on both a U.S. dollar basis and original currency basis compared to the same period in 2009 due to significantly increased fixed annuity deposits in Korea.

Sales Inducement Assets

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

The following table summarizes the major components of the changes in DAC/VOBA:

Nine Months Ended September 30, (in millions)	2010	2009

Domestic Life Insurance & Retirement Services
Balance at beginning of year	$11,098	$14,447
Acquisition costs deferred	736	740
Amortization charged to pre-tax income	(786)	(1,231)
Change in unrealized gains (losses) on securities	(1,649)	(831)
Increase (decrease) due to foreign exchange	1	(14)
Other*	-	(1,838)
Reclassified to Assets held for sale	(4)	-
Consolidation and eliminations	44	-

Balance at end of period	$9,440	$11,273

Foreign Life Insurance & Retirement Services
Balance at beginning of year	$24,792	$26,166
Acquisition costs deferred	1,113	1,094
Amortization charged to pre-tax income	(775)	(851)
Change in unrealized gains (losses) on securities	(92)	(10)
Increase due to foreign exchange	226	533
Other	9	(18)
Activity of discontinued operations	(345)	608
Reclassified to Assets held for sale	(14,310)	-

Balance at end of period	$10,618	$27,522

*
In 2009, includes a decrease of $1.3 billion related to the cumulative effect of adopting a new other-than-temporary impairments accounting standard and a decrease of $479 million related to the divestiture of the operations in Canada.

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

Financial Services Operations

    AIG's Financial Services subsidiaries engage in diversified activities including commercial aircraft and equipment leasing and capital markets, which are conducted through ILFC and AIGFP. Following the classification of AGF as discontinued operations in the third quarter of 2010 (see Note 3 to the Consolidated Financial Statements), AIG's remaining consumer finance businesses are now reported in AIG's Other operations category as part of Noncore businesses.

    As discussed in Note 2, in order to align financial reporting with changes made during the third quarter of 2010 to the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, changes were made to AIG's segment information. During the third quarter of 2010, AIG's Asset Management group undertook the management responsibilities for non-derivative assets and liabilities of the Capital Markets businesses of the Financial Services segment. These assets and liabilities are being managed on a spread basis, in concert with the Matched Investment Program. Accordingly, gains and losses related to these assets and liabilities, primarily consisting of credit valuation adjustment gains and losses, reported in AIG's Other operations category as part of Asset Management — Direct Investment Business. Also, intercompany interest related to loans from AIG Funding Inc. (AIG Funding) to AIGFP is no longer being allocated to Capital Markets from Other operations.

    The remaining capital markets derivatives business continues to be reported in the Financial Services segment as part of Capital Markets results.

    Prior periods have been revised to conform with the current period presentation for the above changes.

Aircraft Leasing

    AIG's Aircraft Leasing operations are the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Revenues also result from the remarketing of commercial jet aircraft for ILFC's own account, and remarketing and fleet management services for airlines and other aircraft fleet owners.

Capital Markets

    AIGFP engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates. AIGFP has continued to unwind its businesses and portfolios, including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. See Liquidity of Parent and Subsidiaries — Financial Services — Capital Markets Wind-down.

    Historically, AIG's Capital Markets operations derived a significant portion of their revenues from hedged financial positions entered into in connection with counterparty transactions. AIGFP has also participated as a dealer in a wide variety of financial derivatives transactions.

American International Group, Inc. and Subsidiaries

 Financial Services Results

Financial Services results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Revenues:
Aircraft Leasing	$861	$1,284	(33)%	$2,975	$3,949	$(25)%
Capital Markets	234	1,027	(77)	149	941	(84)
Other, including intercompany adjustments	87	95	(8)	275	467	(41)

Total	$1,182	$2,406	(51)%	$3,399	$5,357	$(37)%

Pre-tax income (loss):
Aircraft Leasing	$(214)	$307	-%	$(122)	$1,033	$-%
Capital Markets	148	888	(83)	(83)	530	-
Other, including intercompany adjustments	(23)	(45)	-	(62)	(31)	-

Total	$(89)	$1,150	-%	$(267)	$1,532	$-%

Quarterly Financial Services Results

    Financial Services reported a pre-tax loss for the three-month period ended September 30, 2010 compared to pre-tax income for the same period in 2009 due to the following:

  •
  ILFC reported a pre-tax loss for the three-month period ended September 30, 2010 as compared to pre-tax income for the same period for 2009 due primarily to impairment charges recorded on aircraft in its fleet. During the three-month period ended September 30, 2010, ILFC recorded asset impairment losses of $422 million on certain aircraft in its fleet reflecting management's outlook related to the future recovery of the airline industry due to a decrease in demand for certain aircraft types, increased volatility in fuel costs and changes in other macroeconomic conditions which, when aggregated, resulted in lower future estimated lease rates used in ILFC's annual recurring recoverability assessment. Additionally, ILFC recorded asset impairment losses of $22 million related to aircraft sales and $21 million related to potential aircraft sales. ILFC also incurred increased interest expense driven by higher composite borrowing rates, and an increase in the provision for overhauls to reflect an increase in future reimbursements.

  •
  Capital Markets reported pre-tax income as unrealized market valuation gains related to the super senior credit default swap portfolio amounted to $152 million and $959 million in the three-month periods ended September 30, 2010 and 2009, respectively. The operating results in the three-month period ended September 30, 2010 and 2009 were partially offset by net losses of $63 million and $233 million, respectively, representing the net effect of changes in credit spreads on the valuation of Capital Markets derivative assets and liabilities.

Year-to-Date Financial Services Results

    Financial Services reported a pre-tax loss for the nine-month period ended September 30, 2010 compared to pre-tax income for the same period in 2009 due to the following:

  •
  ILFC reported a pre-tax loss for the nine-month period ended September 30, 2010 compared to pre-tax income for the same period for 2009 due primarily to impairment charges recorded on aircraft in its fleet. During the nine-month period ended September 30, 2010, ILFC recorded asset impairment losses of $422 million on certain aircraft in its fleet as noted above. Additionally, ILFC signed agreements to sell 64 aircraft to third parties and recorded asset impairment losses aggregating $409 million, and operating lease related charges aggregating $90 million related to 61 of the 64 aircraft. ILFC also recorded asset impairment losses aggregating $41 million in relation to the potential sales of five aircraft, incurred increased interest

American International Group, Inc. and Subsidiaries

    expense driven by higher composite borrowing rates, and recorded an increase in the provision for overhauls as a result of an adjustment to reflect an increase in future reimbursements.

  •
  Capital Markets reported a pre-tax loss for the nine-month period ended September 30, 2010 and pre-tax income for the same period in 2009. Unrealized market valuation gains related to its super senior credit default swap portfolio amounted to $432 million and $1.1 billion in the nine-month periods ended September 30, 2010 and 2009, respectively. The operating results in the nine-month period ended September 30, 2010 and 2009 include net losses of $379 million and net gains of $818 million, respectively, representing the effect of changes in credit spreads on the valuation of Capital Market's derivative assets and liabilities. The effect on operating results related to the continued wind-down of Capital Markets' businesses and portfolios were significantly lower during the nine-month period ended September 30, 2010 compared to the same period in 2009.

Quarterly Capital Markets Results

    Capital Markets reported lower pre-tax income in the three-month period ended September 30, 2010 compared to the same period in 2009. Capital Markets reported unrealized market valuation gains related to its super senior credit default swap portfolio of $152 million for the three-month period ended September 30, 2010 compared to unrealized market valuation gains of $959 million for the same period in 2009. The principal components of Capital Markets' valuation gains and losses recognized on its super senior credit default swap portfolio were as follows:

  •
  Capital Markets recognized an unrealized market valuation gain of $8 million in the three-month period ended September 30, 2010, with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation gain of $566 million in the three-month period ended September 30, 2009 as a result of decreasing corporate spreads in 2009.

  •
  Capital Markets recognized an unrealized market valuation gain of $117 million in the three-month period ended September 30, 2010, with respect to CDS transactions written on multi-sector CDOs, compared to an unrealized market valuation gain of $332 million in the three-month period ended September 30, 2009 reflecting the continued improvement in prices of the underlying assets, which were more substantial in 2009.

  •
  Capital Markets recognized an unrealized market valuation gain of $45 million in the three-month period ended September 30, 2010, with respect to CDS transactions written on regulatory capital prime residential mortgage transactions. During the fourth quarter of 2009, one counterparty notified AIG that it would not terminate early two of its prime residential mortgage transactions and a related mezzanine transaction. With respect to these two transactions, the counterparty no longer has any rights to terminate the transaction early and is required to pay fees on the original notional amounts reduced only by realized losses through the final maturity. Because the two regulatory capital transactions have weighted average lives that are considerably less than their final legal maturities, there is value to Capital Markets due to the counterparty paying its contractual fees beyond the date at which the net notional amounts have fully amortized through the final maturity date.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of Capital Markets' super senior credit default swap portfolio.

    During the three-month period ended September 30, 2010, Capital Markets:

  •
  recognized a gain of $108 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio;

American International Group, Inc. and Subsidiaries

  •
  incurred interest charges of $67 million for 2010, relating to intercompany borrowings with AIG that are eliminated in consolidation, flat with the same period in 2009; and

  •
  incurred a net loss of $97 million (including $34 million of losses reflected in the unrealized market valuation loss on super senior credit default swaps) as compared to a net loss of $318 million (including $85 million of losses reflected in the unrealized market valuation loss on super senior credit default swaps) in the three-month period ended September 30, 2009, representing the impact of credit valuation adjustments on Capital Markets' derivative assets and liabilities.

Year-to-Date Capital Markets Results

    Capital Markets reported a pre-tax loss in the nine-month period ended September 30, 2010 compared to pre-tax income in the same period in 2009 primarily due to: lower market valuation gains related to the super senior credit default swap portfolio; the significant decrease related to the net effect of changes in credit spreads on the valuation of Capital Markets derivative assets and liabilities; partially offset by lower costs related to the continued wind-down of Capital Markets businesses and portfolios.

    Capital Markets reported unrealized market valuation gains related to the super senior credit default swap portfolio of $432 million for the nine-month period ended September 30, 2010 compared to unrealized market valuation gains of $1.1 billion for the same period in 2009. The principal components of Capital Markets valuation gains and losses recognized on the super senior credit default swap portfolio were as follows:

  •
  Capital Markets recognized an unrealized market valuation loss of $82 million in the nine-month period ended September 30, 2010, with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation gain of $1.7 billion in the nine-month period ended September 30, 2009 as a result of increasing corporate spreads in 2010 and decreasing corporate spreads in 2009.

  •
  Capital Markets recognized an unrealized market valuation gain of $516 million in the nine-month period ended September 30, 2010, with respect to CDS transactions written on multi-sector CDOs, compared to unrealized market valuation losses of $761 million in the nine-month period ended September 30, 2009 driven primarily by price improvement of the underlying assets.

  •
  Capital Markets recognized an unrealized market valuation gain of $71 million in the nine-month period ended September 30, 2010, with respect to CDS transactions written on regulatory capital prime residential mortgage transactions.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of Capital Markets' super senior credit default swap portfolio.

    During the nine-month period ended September 30, 2010, Capital Markets:

  •
  recognized a gain of $111 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio

  •
  incurred interest charges of $201 million for 2010, relating to intercompany borrowings with AIG that are eliminated in consolidation, flat with the same period in 2009; and

  •
  incurred a net loss of $503 million (including $124 million of losses reflected in the unrealized market valuation loss on super senior credit default swaps) as compared to a gain of $822 million (including $4 million of gains reflected in the unrealized market valuation gain on super senior credit default swaps) in the nine-month period ended September 30, 2009, representing the impact of credit valuation adjustments on Capital Markets derivative assets and liabilities.

American International Group, Inc. and Subsidiaries

Other Operations

    AIG's Other operations includes results from Parent & Other operations, after allocations to AIG's business segments, Mortgage Guaranty operations, Asset Management operations, and results from noncore businesses.

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

    As discussed in Note 2 to the Consolidated Financial Statements, in order to align financial reporting with changes made during the third quarter of 2010 to the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, changes were made to AIG's segment information. Gains and losses related to non-derivative assets and liabilities of the Capital Markets businesses, primarily consisting of credit valuation adjustment gains and losses are reported in AIG's Other operations category as part of Asset Management — Direct Investment Business. Also, intercompany interest income related to loans from AIG Funding to AIGFP is no longer being recognized by Parent & Other.

    Prior periods have been revised to conform with the current period presentation for the above changes.

Other Results

The following table presents pre-tax income for AIG's Other operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Increase/ (Decrease)			Percentage Increase/ (Decrease)
(in millions)	2010	2009		2010	2009

Parent & Other:
Intercompany interest income, net	$92	$168	(45)%	$390	$481	(19)%
Interest expense on FRBNY Credit Facility:
Accrued and compounding interest	(120)	(430)	-	(526)	(1,690)	-
Amortization of prepaid commitment asset	(1,199)	(822)	-	(2,381)	(2,466)	-

Total interest expense on FRBNY Credit Facility(a)	(1,319)	(1,252)	-	(2,907)	(4,156)	-
Other interest expense	(461)	(510)	-	(1,420)	(1,536)	-
Unallocated corporate expenses	(239)	(128)	-	(1,043)	(547)	-
Restructuring expenses	(113)	(95)	-	(250)	(343)	-
Change in fair value of ML III(b)	-	-	-	-	(1,401)	-
Net realized capital gain (loss)	(517)	(318)	-	177	737	(76)
Net (loss) gain on sale of divested businesses	4	(885)	-	126	(1,192)	-
Other miscellaneous, net	3	24	(88)	40	133	(70)

Total Parent & Other	$(2,550)	$(2,996)	-%	$(4,887)	$(7,824)	-%

Other businesses:
Mortgage Guaranty	$(127)	$(465)	-%	$214	$(1,433)	-%
Asset Management:
Direct Investment Business	(85)	136	-	(114)	(361)	-
Institutional Asset Management	(36)	(917)	-	(110)	(1,148)	-
Noncore businesses	(9)	16	-	48	117	(59)
Change in fair value of ML III(b)	301	1,162	(74)	1,410	1,624	(13)

Total other businesses	$44	$(68)	-%	$1,448	$(1,201)	-%

Total Other operations	$(2,506)	$(3,064)	-%	$(3,439)	$(9,025)	-%

(a)
Includes interest expense of $135 million and $143 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $407 million and $487 million for the nine-month periods ended September 30, 2010 and 2009, respectively, allocated to discontinued operations in consolidation.

(b)
Parent & Other contributed its equity interest in ML III to an AIG subsidiary, reported above in Other businesses, during the second quarter of 2009.

American International Group, Inc. and Subsidiaries

Parent & Other

    Parent & Other pre-tax loss decreased in the three-month period ended September 30, 2010 compared to the same period in 2009 due primarily to the absence of net losses on sales of divested businesses in 2010, partially offset by an increase in unallocated corporate expenses reflecting a charge recorded in the third quarter of 2010 in connection with the workers compensation matter discussed in Note 9 to the Consolidated Financial Statements as well as higher net realized capital losses.

    Parent & Other pre-tax loss decreased in the nine-month period ended September 30, 2010 compared to the same period in 2009 primarily due to the following:

  •
  a decline in interest expense on the FRBNY Credit Facility;

  •
  the absence in 2010 of net losses on sales of divested businesses; and

  •
  the absence in 2010 of losses related to ML III.

    This improvement was partially offset by higher unallocated corporate expenses reflecting an increase in securities litigation related charges.

The following table summarizes the net gain (loss) on sale of divested businesses:

	Gain/(loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

AIA termination fee	$-	$-	$228	$-
Transatlantic	-	(280)	-	(497)
21st Century	-	62	-	(408)
HSB	-	(88)	-	163
Consumer Finance businesses	-	(158)	(56)	(357)
A.I. Credit	-	(287)	(33)	(287)
AIG Private Bank	-	38	-	110
AIG Capital India	2	-	(40)	-
AIG Life Canada	-	(156)	(8)	120
Other businesses	2	(16)	35	(36)

Total net gain (loss)	$4	$(885)	$126	$(1,192)

Other businesses

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

Quarterly Mortgage Guaranty Results

    Mortgage Guaranty reported lower pre-tax losses in the three-month period ended September 30, 2010 compared to the same period in 2009. This improvement reflected a decline in claim and claims adjustment expenses incurred of $401 million. Domestic first-lien and international businesses reported pre-tax income of $6 million and $27 million, respectively, for the three months ended September 30, 2010 while second-lien and private student loans reported pre-tax losses of $91 million and $70 million, respectively. Domestic first-lien and international businesses pre-tax income was $243 million and $130 million higher, respectively, than the three months ended September 30, 2009. Domestic second-lien loss was $14 million lower than the same period in 2009 and the private student loan loss was $56 million higher than the same period in 2009. The improvement in pre-tax income for domestic first-lien, second-lien and international businesses reflects the decline in loss and loss expenses of $287 million for first liens, $27 million for second liens and $144 million for international markets,

American International Group, Inc. and Subsidiaries

respectively. The increase in the private student loan pre-tax loss is the result of an increase in claim and claims adjustment expenses of $57 million compared to the same period in 2009. The lower claims and claims adjustment expenses include unfavorable prior year development of $26 million for the three-month period ended September 30, 2010 compared to favorable prior year development of $55 million for the three-month period ended September 30, 2009. The change in prior year development is due primarily to a change in the loss development of the second-lien business during the current quarter. The improved pre-tax results correspond to lower levels of newly reported delinquencies in the first-lien and international products, higher mortgage cure rates on existing first-lien and international delinquent loans, higher rescission rates on first-lien claims and the recognition of stop loss limits on certain second-lien policies partially offset by increased delinquencies in private student loans.

    UGC, like other participants in the mortgage insurance industry, has provided services to assist lenders during times of high loan origination activity. In providing these services UGC assumed certain obligations associated with loans on which these services were provided. During the three months ended September 30, 2010 UGC determined that these types of expenses from legacy books of business were increasing and accordingly UGC has increased the provision for these expenses by $30 million to reflect UGC's best estimate of the expected ultimate costs associated with these services. UGC will continue to closely monitor these occurrences and will adjust the provision for these obligations accordingly.

Year-to-Date Mortgage Guaranty Results

    Mortgage Guaranty reported pre-tax income in the nine-month period ended September 30, 2010 compared to a pre-tax loss in the same period in 2009. This improvement reflected a decline in claims and claims adjustment expenses incurred of $2.0 billion, offset in part by lower earned premiums and by an amortization of the second-lien premium deficiency reserve of $222 million in the first quarter of 2009. Domestic first-lien, second-lien and international businesses reported pre-tax income of $116 million, $93 million and $63 million, respectively, for the nine months ended September 30, 2010 which was $996 million, $401 million and $262 million higher, respectively, than the nine months ended September 30, 2009. The improvement in pre-tax income reflects the decline in claims and claims adjustment expenses of $1.1 billion for first liens, $661 million for second liens and $298 million for international markets. The lower claims and claims adjustment expenses include favorable prior year development of $438 million for the nine-month period ended September 30, 2010 compared to unfavorable prior year development of $73 million for the nine-month period ended September 30, 2009. The improved pre-tax results correspond to lower levels of newly reported delinquencies in the first-lien, second-lien and international products, higher mortgage cure rates on existing first-lien and international delinquent loans, higher rescission rates on first-lien claims and the recognition of stop loss limits on certain second-lien policies, partially offset by increased delinquencies in private student loans.

    UGC continues to deny claims and rescind coverage on loans (collectively referred to as rescissions) due to fraudulent or undocumented claims, underwriting guideline violations and other deviations from contractual terms, mostly related to the 2006 and 2007 vintage books of business. These policy violations have resulted in loan rescissions totaling $286 million of claims on first-lien business during the third quarter of 2010 compared to $146 million during the second quarter of 2010. UGC expects this increased rescission activity to continue during 2010, but at a slowing rate. These rescissions will continue to affect UGC's financial results, but the UGC cannot reasonably estimate the ultimate financial impact. AIG believes it has provided appropriate reserves for currently delinquent loans, consistent with industry practice.

    During the third quarter of 2010, foreclosure moratoriums, state attorneys general investigations and new financial regulations occurred which may affect UGC's future financial results. Final resolution of these issues is unclear and UGC cannot reasonably estimate the ultimate financial impact that any of these actions individually or collectively may have on its future results of operations or financial condition.

American International Group, Inc. and Subsidiaries

Risk-in-Force

The following table presents risk in force and delinquency ratio information for UGC's domestic business:

(dollars in billions)	September 30, 2010	September 30, 2009

Domestic first-lien:
Risk in force	$25.5	$26.7
60+ day delinquency ratio on primary loans(a)	17.9%	16.5%
Domestic second-lien:
Risk in force(b)	$2.2	$2.7

(a)
Based on number of policies, consistent with mortgage industry practice.

(b)
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

Change in Fair Value of ML III

    Gains on ML III for the three- and nine-month periods ended September 30, 2010 were $301 million and $1.4 billion, respectively. The $301 million gain was attributable to the shortening of weighted average life by 1.54 years. Additionally, fair values for the three- and nine-month periods ended September 30, 2010 were positively affected by a decrease in projected credit losses in the underlying collateral securities.

    For the three months ended September 30, 2010, credit spreads tightened by 29 basis points which resulted in an overall narrowing of credit spreads by 114 basis points for the nine months ended September 30, 2010.

Asset Management Operations

    AIG's Asset Management operations include the results of the Direct Investment businesses and the Institutional Asset Management businesses, which includes AIG's internal asset management business and AIG Markets. AIG Markets acts as a derivative intermediary transacting with AIG and its subsidiaries and the third parties.

    On March 26, 2010, AIG completed the sale of its third party asset management business. The results of operations from January 1 through the closing of the sale are included in the Institutional Asset Management results. Subsequent to the sale of AIG's third party asset management business, the revenues of the Institutional Asset Management business are derived from providing asset management services to AIG and its subsidiaries. The Direct Investment businesses' operating results are impacted by performance in the credit, equity and real estate markets.

Direct Investment Business Results

    The Direct Investment business includes results for the Matched Investment Program, AIG Global Real Estate and the results of certain non-derivative assets and liabilities of Capital Markets now managed by the Asset Management Group.

    The Direct Investment businesses recognized pre-tax losses in the three and nine-month periods ended September 30, 2010 driven by foreign exchange losses on non-U.S. dollar denominated debt, the negative impact of AIG's narrowing credit spread on the valuation of liabilities as well as impairments on real estate investments.

American International Group, Inc. and Subsidiaries

Also contributing to the loss was the discontinuation of hedge accounting early in 2010. Economic hedging relationships are being retained despite the discontinuation of hedge accounting. Partially offsetting these negative drivers was the positive impact of improved asset values of fixed income trading securities and debt defeasance gains in the Global Real Estate portfolio.

The following table presents credit valuation adjustment gains (losses) for the Direct Investment business (excluding intercompany transactions):

(in millions)
Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Three Months Ended September 30, 2010
Bond trading securities	$276	Notes and bonds payable	$(96)
Loans and other assets	8	Hybrid financial instrument liabilities	(116)
		GIAs	(114)
		Other liabilities	(16)

Increase in assets	$284	Increase in liabilities	$(342)

Net pre-tax decrease to Other income	$(58)

Three Months Ended September 30, 2009
Bond trading securities	$1,627	Notes and bonds payable	$(281)
Loans and other assets	19	Hybrid financial instrument liabilities	(252)
		GIAs	(105)
		Other liabilities	(45)

Increase in assets	$1,646	Increase in liabilities	$(683)

Net pre-tax increase to Other income	$963

    The Direct Investment business pre-tax loss in the three-month period ended September 30, 2010 includes a net loss representing the effect of changes in credit spreads on the valuation of its assets and liabilities. The net loss was primarily the result of the tightening of AIG's credit spreads during the quarter, partially offset by the continued tightening of credit spreads on asset-backed securities and CDOs.

    The Direct Investment business pre-tax income in the three-month period ended September 30, 2009 includes a net gain representing the effect of changes in credit spreads on the valuation of its assets and liabilities. The gain in the third quarter of 2009 was primarily the result of the tightening of credit spreads on asset-backed securities and CDOs, partially offset by the narrowing of AIG's credit spreads.

American International Group, Inc. and Subsidiaries

 The following table presents credit valuation adjustment gains (losses) for the Direct Investment business (excluding intercompany transactions):

(in millions)
Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Nine Months Ended September 30, 2010
Bond trading securities	$1,346	Notes and bonds payable	$(219)
Loans and other assets	53	Hybrid financial instrument liabilities	(280)
		GIAs	(193)
		Other liabilities	(40)

Increase in assets	$1,399	Increase in liabilities	$(732)

Net pre-tax increase to Other income	$667

Nine Months Ended September 30, 2009
Bond trading securities	$1,365	Notes and bonds payable	$(34)
Loans and other assets	(43)	Hybrid financial instrument liabilities	59
		GIAs	214
		Other liabilities	12

Increase in assets	$1,322	Decrease in liabilities	$251

Net pre-tax increase to Other income	$1,573

    The Direct Investment business pre-tax loss in the nine-month period ended September 30, 2010 includes a net gain representing the effect of changes in credit spreads on the valuation of its assets and liabilities. The gain was primarily the result of the tightening of credit spreads on asset-backed securities and CDOs, partially offset by the tightening of AIG's credit spreads.

    The Direct Investment business pre-tax loss in the nine-month period ended September 30, 2009 includes a net gain representing the effect of changes in credit spreads on the valuation of its assets and liabilities. The gain in the nine-month period ended September 30, 2009 was primarily the result of the tightening of credit spreads on asset-backed securities and CDOs.

Institutional Asset Management Results

    Institutional Asset Management recognized a pre-tax loss in the three-and nine-month periods ended September 30, 2010 driven by operating expenses which exceeded asset management fees as well as the sale and deconsolidation of the operating results of AIG's third party asset management business and certain previously consolidated private equity investments. Also contributing to the current quarter operating losses is the negative impact of AIG's narrowing credit spreads on the valuation of derivative liabilities held through AIG Markets. In the three- and nine-month periods ended September 30, 2009, losses were driven by impairment charges related to proprietary investment originally acquired for warehouse purposes as well as goodwill impairment charges.

Noncore Businesses

    Noncore businesses include the operating results of divested businesses through the date of their sale.

    Following the classification of AGF as discontinued operations in the third quarter of 2010 (see Note 3 to the Consolidated Financial Statements), AIG's remaining consumer finance businesses are now reported in AIG's Other operations category as part of Noncore businesses.

    At September 30, 2010, the remaining consumer finance operations were conducted in Poland and India. During the first nine months of 2010, AIG completed the sale of consumer finance operations in Argentina, Colombia, Taiwan and its banking business in Poland. In October 2010, AIG completed the sale of its consumer finance operations in India.

Critical Accounting Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers its accounting policies that are most dependent

American International Group, Inc. and Subsidiaries

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

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps (CDS) and AIG's economic interest in ML II and equity interest in ML III;

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

    In connection with the announced sale of ALICO on March 7, 2010 and management's decision that ALICO met the held-for-sale criteria on March 31, 2010, total goodwill of $4.6 billion associated with the Foreign Life Insurance & Retirement Services — Japan operating segment through that date was allocated among ALICO and AIG Star and AIG Edison based on their relative fair values as of March 31, 2010. This resulted in $3.3 billion and $1.3 billion of goodwill being allocated to ALICO and the AIG Star and AIG Edison reporting units,

American International Group, Inc. and Subsidiaries

respectively for the purpose of assessing goodwill impairment. Management tested goodwill for impairment in both reporting units and determined the fair values of ALICO and AIG Star and AIG Edison exceeded book value at March 31, 2010, by 1 percent and 51 percent, respectively, and, therefore, the goodwill of these reporting units was considered not impaired.

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

    In connection with the announced sale of the AIG Star and AIG Edison reporting unit (Reporting Unit) on September 29, 2010 and management's determination that the Reporting Unit met the held-for-sale criteria, management tested the $1.3 billion of goodwill of the Reporting Unit for impairment. At September 30, 2010, AIG estimated the fair value of the Reporting Unit based on the consideration to be received pursuant to the agreement with Prudential Financial Inc. and determined the fair value to be less than its carrying value. Accordingly, AIG performed the second step of the goodwill impairment analysis and estimated the implied fair value of the goodwill allocated to the Reporting Unit by measuring the excess of the estimated fair value of the Reporting Unit over the amounts that would be assigned to the Reporting Unit's assets and liabilities in a hypothetical business combination. Based on the results of the goodwill impairment test, AIG determined that all of the goodwill allocated to the Reporting Unit should be impaired and, accordingly, recognized a goodwill impairment charge of $1.3 billion in the third quarter of 2010.

Valuation Allowance on Deferred Tax Assets:

    At September 30, 2010 and December 31, 2009, AIG had a net deferred tax asset after valuation allowance of $1.3 billion and $5.9 billion, respectively. A valuation allowance is established, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Realization of AIG's net deferred tax asset depends upon its ability to generate gains on asset sales, including from the recently completed initial public offering of AIA, future sales of AIA ordinary shares held by AIG and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset. However, the realization of the net deferred tax assets does not depend on projected future operating income for AIG's U.S. consolidated income tax group.

    When making its assessment about the realization of its deferred tax asset at September 30, 2010, AIG considered all available evidence, including:

  •
  the nature, frequency, and severity of cumulative financial reporting losses;

  •
  certain transactions, including the recognition of the gains on asset sales, and the initial public offering of AIA;

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

American International Group, Inc. and Subsidiaries

positive or negative, could be material to AIG's consolidated financial condition or its results of operations for an individual reporting period.

    When estimating the fair values of the subsidiaries to be divested, AIG considered, among other information, valuations prepared for various purposes. During the first quarter of 2010, AIG increased its estimate of the AIA and ALICO expected divestiture proceeds following an updated assessment of the range of valuation estimates that considered, among other factors, the expected proceeds from the sales to Prudential plc and MetLife, Inc. announced in that quarter, which gave rise to a $910 million reduction in the valuation allowance. During the third quarter, based on the expectation of lower proceeds from the sale of AIA ordinary shares, the realization amount of the deferred tax assets was reduced by increasing valuation allowance of $1.3 billion.

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

    During the quarter ended June 30, 2010, Chartis International obtained the additional information necessary to finalize the purchase price allocation as of the acquisition date including final appraisals of Fuji's insurance contracts, loans, certain real estate or intangible assets and retrospectively adjusted the provisional amounts initially recorded. During the quarter ended September 30, 2010, adjustments to the previously reported purchase price allocation as of March 31, 2010 occurred as a result of new information that became known about market conditions in the life insurance industry in Japan that existed as of the acquisition date which, if known, would have reduced the amount recognized by Chartis International as of that date for the fair value of the business acquired (VOBA) of Fuji's life insurance subsidiary by approximately $132 million. Public announcements of capital raising initiatives during this period in response to new regulatory solvency rules announced by the Japanese regulator prior to the acquisition date but not yet adopted indicated that market participants are managing to the target solvency margin ratios under the new solvency margin rules instead of the current solvency margin rules. As a result, Chartis International revised its target capital assumption in its VOBA calculation based on the new standard. In addition, Chartis International increased the previously reported purchase price allocation as of March 31, 2010 by approximately $11 million as a result of new information received during the quarter ended September 30, 2010 regarding certain assets and liabilities of Fuji. Additional adjustments to the purchase price allocation as of March 31, 2010 may occur if new information becomes known about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date.

American International Group, Inc. and Subsidiaries

    The acquisition resulted in a bargain purchase gain of approximately $332 million, which is included in Other Income in the Consolidated Statement of Income (Loss). AIG will retrospectively revise its results of operations for the three months ended March 31, 2010 when presenting comparative financial information containing that period. The bargain purchase gain is primarily attributable to the depressed market value of Fuji's common stock, which AIG believes is the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. AIG anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

    See Note 4 to the Consolidated Financial Statements for additional information.

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

The following table presents the fair value of fixed income and equity securities by source of value determination:

At September 30, 2010 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$316	92%
Fair value based on internal sources	26	8

Total fixed income and equity securities(b)	$342	100%

(a)
Includes $30 billion for which the primary source is broker quotes.

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

    At September 30, 2010, AIG classified $38.9 billion and $11.2 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.5 percent and 1.5 percent of the total assets and liabilities, respectively, at September 30, 2010. At December 31, 2009, AIG classified $38.9 billion and $13.9 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.6 percent and 1.9 percent of the total assets and liabilities, respectively, at December 31, 2009. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

    Capital Markets Super Senior Credit Default Swap Portfolio:    AIGFP wrote credit protection on the super senior risk layer of collateralized loan obligations (CLOs), multi-sector CDOs and diversified portfolios of corporate debt, and prime residential mortgages. In these transactions, AIGFP is at risk of credit performance on the super senior risk layer related to such assets. To a lesser extent, AIGFP also wrote protection on tranches below the super senior risk layer, primarily in respect of regulatory capital relief transactions.

American International Group, Inc. and Subsidiaries

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2010(a)	December 31, 2009(a)	September 30, 2010(b)(c)	December 31, 2009(b)(c)
(in millions)					2010(c)	2009(c)	2010(c)	2009(c)

Regulatory Capital:
Corporate loans	$28,592	$55,010	$-	$-	$-	$-	$-	$-
Prime residential mortgages	35,455	93,276	(208)	(137)	45	-	71	-
Other	1,403	1,760	22	21	6	16	(1)	25

Total	65,450	150,046	(186)	(116)	51	16	70	25

Arbitrage:
Multi-sector CDOs(d)	6,929	7,926	3,640	4,418	117	332	516	(761)
Corporate debt/CLOs(e)	12,512	22,076	308	309	8	566	(82)	1,716

Total	19,441	30,002	3,948	4,727	125	898	434	955

Mezzanine tranches(f)	2,880	3,478	215	143	(24)	45	(72)	163

Total	$87,771	$183,526	$3,977	$4,754	$152	$959	$432	$1,143

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of ($34) million and ($85) million in the three-month periods ended September 30, 2010 and 2009, respectively, and credit valuation adjustment gains (losses) of ($124) million and $4 million in the nine-month periods ended September 30, 2010 and 2009, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the nine-month period ended September 30, 2010, AIGFP terminated a super senior CDS transaction with its counterparty with a net notional amount of $296 million, included in Multi-sector CDOs. This transaction was terminated at approximately its fair value at the time of the termination. As a result, a $202 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the nine-month period ended September 30, 2010, AIGFP also paid $60 million to its counterparty with respect to multi-sector CDOs. Upon payment, a $60 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also includes $5.6 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2010 and December 31, 2009, respectively.

(e)
During the nine-month period ended September 30, 2010, AIGFP terminated super senior CDS transactions with its counterparties with a net notional amount of $9.3 billion, included in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, an $83 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Corporate debt/CLOs also includes $1.5 billion and $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at September 30, 2010 and December 31, 2009, respectively.

(f)
Net of offsetting purchased CDS of $1.4 billion and $1.5 billion in net notional amount at September 30, 2010 and December 31, 2009, respectively.

American International Group, Inc. and Subsidiaries

The following table presents changes in the net notional amount of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

For the Nine Months Ended September 30, 2010 (in millions)	Net Notional Amount December 31, 2009(a)	Terminations	Effect of Foreign Exchange Rates(b)	Amortization/ Reclassification, net of Replenishments	Net Notional Amount September 30, 2010(a)

Regulatory Capital:
Corporate loans	$55,010	$(14,616)	$(2,712)	$(9,090)	$28,592
Prime residential mortgages	93,276	(46,991)	(3,514)	(7,316)	35,455
Other	1,760	-	(57)	(300)	1,403

Total	150,046	(61,607)	(6,283)	(16,706)	65,450

Arbitrage:
Multi-sector CDOs(c)	7,926	(296)	(158)	(543)	6,929
Corporate debt/CLOs(d)	22,076	(9,291)	(346)	73	12,512

Total	30,002	(9,587)	(504)	(470)	19,441

Mezzanine tranches(e)	3,478	(530)	(61)	(7)	2,880

Total	$183,526	$(71,724)	$(6,848)	$(17,183)	$87,771

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates to the strengthening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)
Includes $5.6 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2010 and December 31, 2009, respectively.

(d)
Includes $1.5 billion and $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at September 30, 2010 and December 31, 2009, respectively.

(e)
Net of offsetting purchased CDS of $1.4 billion and $1.5 billion in net notional amount at September 30, 2010 and December 31, 2009, respectively.

The following table presents summary statistics for Capital Markets super senior credit default swaps at September 30, 2010 and totals for December 31, 2009:

	Regulatory Capital Portfolio				Arbitrage Portfolio				Total

Category	Corporate Loans	Prime Residential Mortgages	Other	Subtotal	Corporate Debt/ CLOs	Multi-Sector CDOs w/ Subprime	Multi-Sector CDOs w/ No Subprime	Subtotal	September 30, 2010	December 31, 2009

Gross Transaction Notional Amount (in millions)	$33,954	$40,839	$1,637	$76,430	$19,747	$6,115	$9,242	$35,104	$111,534	$246,215
Net Notional Amount (in millions)	$28,592	$35,455	$1,403	$65,450	$12,512	$3,307	$3,622	$19,441	$84,891	$180,048
Number of Transactions	11	9	1	21	15	9	6	30	51	71
Weighted Average Subordination (%)	15.79%	13.16%	14.30%	14.35%	23.68%	30.67%	23.84%	24.94%	17.69%	18.67%
Weighted Average Number of loans/ Transaction	1,146	94,810	1,885	51,210	118	141	116
Weighted Average Expected Maturity (Years)	0.43	3.51	5.04	2.18	4.48	6.51	6.22

American International Group, Inc. and Subsidiaries

Regulatory Capital Portfolio

    During the nine-month period ended September 30, 2010, $61.6 billion in net notional amount was terminated or matured at no cost to AIGFP. Through October 29, 2010, AIGFP had also received termination notices with respect to an additional $16.1 billion in net notional amount with an effective termination date in 2010. AIGFP continues to reassess the expected maturity of this portfolio. As of September 30, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 2.18 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the terms of Basel I that existed through the end of 2007 and which is in the process of being replaced by Basel II. It was expected that financial institution counterparties would have transitioned from Basel I to Basel II by the end of the two-year adoption period on December 31, 2009, after which they would have received little or no additional regulatory benefit from these CDS transactions, except in a small number of specific instances. However, in 2009, the Basel Committee announced that it had agreed to keep in place the Basel I capital floors beyond the end of 2009, although it remains to be seen how this extension will be implemented by the various European Central Banking districts. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    The weighted average expected maturity of the Regulatory Capital Portfolio increased as of September 30, 2010 by approximately 0.8 years from December 31, 2009 due to certain counterparties not terminating transactions with a combined net notional amount of $16.6 billion. Where these counterparties continue to have a right to terminate the transaction early, AIGFP has extended the expected maturity dates by one year, which is based on how long AIGFP believes the Basel I extension will be effective. Where the counterparties no longer have the right to terminate early, AIGFP has used the weighted average life of those transactions as their expected maturity. These counterparties in the Corporate Loan and Prime Residential Mortgage portfolios continue to receive favorable regulatory capital benefits as a result of the extension of the Basel I capital floor announced by the Basel Committee on Banking Supervision and, thus, AIG continues to categorize them as Regulatory Capital transactions.

    Included in the Regulatory Capital portfolio are transactions with one counterparty that notified AIG that it would not terminate early two of its Prime Residential Mortgage transactions and a related mezzanine transaction with a combined net notional amount of $26.8 billion that were expected to be terminated in the first quarter of 2010. With respect to these transactions, the counterparty no longer has any rights to terminate the transactions early and is required to pay AIG fees on the original notional amounts reduced only by realized losses through the final contractual maturity. Since the two transactions have weighted average lives that are considerably less than their final contractual maturities, there is value to AIGFP representing counterparty contractual fees to be received beyond the date at which the net notional amounts have fully amortized through to the final contractual maturity date. The fair value of these two super senior transactions as of September 30, 2010 was a derivative asset of $208 million. With respect to these two transactions, AIGFP has also written CDS transactions on the mezzanine tranches of these portfolios; however, the majority of the transactions on the mezzanine tranches were hedged by AIGFP with other third party CDS transactions.

    In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for the nine-month period ended September 30, 2010 other than (1) for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief as discussed above and (2) for transactions where the counterparty has failed to terminate the transaction early as expected and no longer has any rights to terminate early in the future. Although AIGFP believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the counterparties, the counterparties' early termination rights, and AIGFP's expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

American International Group, Inc. and Subsidiaries

The following table presents, for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount, net notional amount, attachment points, inception to date realized losses and percent non-investment grade:

(dollars in millions) CDS	Gross Transaction Notional Amount at September 30, 2010	Net Notional Amount at September 30, 2010	Attachment Point at Inception(a)	Attachment Point at September 30, 2010(a)	Realized Losses through September 30, 2010(b)	Percent Non-investment Grade at September 30, 2010(c)

1	$443	$346	10.03%	21.94%	0.52%	28.75%
2	1,523	1,282	10.00%	15.85%	0.16%	28.82%
3(d)	7,920	7,005	11.00%	11.55%	0.00%	9.40%
4	258	13	18.00%	95.03%	0.00%	73.60%
5(e)	10,227	9,048	10.80%	11.52%	0.00%	7.94%
6	5,046	4,450	11.00%	11.79%	0.09%	12.97%
7	3,298	2,776	13.26%	15.83%	0.00%	70.16%
8	2,357	1,960	15.85%	16.82%	0.00%	11.67%
9	796	328	14.00%	40.63%	0.16%	33.28%
10	615	288	14.00%	40.63%	0.16%	33.28%
11	1,471	1,096	14.00%	40.63%	0.16%	33.28%

Total	$33,954	$28,592

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents non-investment grade obligations in the underlying pools of corporate loans expressed as a percentage of gross transaction notional amount.

(d)
Terminated effective October 1, 2010.

(e)
Terminated effective November 1, 2010.

The following table presents, for each of the regulatory capital CDS transactions — prime residential mortgage portfolio, the gross transaction notional amount, net notional amount, attachment points, and inception to date realized losses:

(dollars in millions) CDS	Gross Transaction Notional Amount at September 30, 2010	Net Notional Amount at September 30, 2010	Attachment Point at Inception(a)	Attachment Point at September 30, 2010(a)	Realized Losses through September 30, 2010(b)

1	$417	$205	17.01%	49.66%	2.58%
2	258	117	18.48%	54.11%	2.05%
3	246	153	16.81%	37.76%	1.63%
4	282	195	13.19%	30.79%	0.46%
5(c)	1,587	1,226	7.95%	22.58%	0.06%
6	9,904	9,087	7.50%	8.24%	0.06%
7	2,162	1,671	12.40%	22.71%	0.00%
8	19,786	17,676	9.20%	10.67%	0.09%
9	6,197	5,125	11.50%	17.29%	0.00%

Total	$40,839	$35,455

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2010 expressed as a percentage of the initial gross transaction notional amount.

American International Group, Inc. and Subsidiaries

(c)
Delinquency information is not provided to Capital Markets for the underlying pools of residential mortgages of these transactions. However, information with respect to principal amount outstanding, defaults, recoveries, remaining term, property use, geography, interest rates, and ratings of the underlying junior tranches are provided to Capital Markets for such referenced pools.

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

    As further discussed below, AIGFP receives information monthly or quarterly regarding the performance and credit quality of the underlying referenced assets. AIGFP also obtains other information, such as ratings of the tranches below the super senior risk layer. The nature of the information provided or otherwise available to AIGFP with respect to the underlying assets in each regulatory capital CDS transaction is not consistent across all transactions. Furthermore, in a majority of corporate loan transactions and all of the residential mortgage transactions, the pools are blind, meaning that the identities of the obligors are not disclosed to AIGFP . In addition, although AIGFP receives periodic reports on the underlying asset pools, virtually all of the regulatory capital CDS transactions contain confidentiality restrictions that preclude AIGFP's public disclosure of information relating to the underlying referenced assets. The originating financial institutions, calculation agents or trustees (each a Report Provider) provide periodic reports on all underlying referenced assets as described below, including for those within the blind pools. While much of this information received by AIGFP cannot be aggregated in a comparable way for disclosure purposes because of the confidentiality restrictions and the inconsistency of the information, it does provide a sufficient basis for AIGFP to evaluate the risks of the portfolio and to determine a reasonable estimate of fair value.

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

    Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The "Percent Non-Investment Grade" information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. For example, Small and Medium Enterprise (SME) loan balances tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP's assessment of the loan collateral arrangements, expected recovery values, and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. The two pools containing the highest percentages of non-investment grade obligations, which include all transactions with pools having non-investment grade percentages greater than 35.00 percent, are all granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The average number of loans in each pool is over 4,200. This large number of SME loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. These transactions benefit from a tranche junior to it which was still rated AAA by at least two rating agencies at September 30, 2010. Three other pools, with a total net notional amount of $1.7 billion, have non-investment grade percentages greater than

American International Group, Inc. and Subsidiaries

30.00 percent, each with a remaining life to maturity of 15.5 years. These pools have realized losses of 0.16 percent from inception through September 30, 2010 and have current weighted average attachment points of 40.63 percent. Approximately 0.83 percent of the assets underlying the corporate loan transactions are in default. The percentage of assets in default by transaction was available for all transactions and ranged from 0.00 percent to 3.78 percent.

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

    Delinquency information for the mortgages underlying the residential mortgage transactions was available on approximately 96.11 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.11 percent to 2.62 percent, averaging 0.73 percent. Except for one transaction, which comprised less than 1.25 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.25 percent and ranged from 0.00 percent to 5.34 percent. The default rate on this one transaction was 18.81 percent with a subordination level of 49.66 percent.

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

American International Group, Inc. and Subsidiaries

The following table presents the Capital Markets Regulatory Capital — Corporate loans portfolio by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
At September 30, 2010 Exposure Portfolio	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through September 30, 2010(b)
		Percent of Total			To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Primarily Single Country:
Germany	$4,404	15.40%	16.35%	0.09%	1.99	8.53	3	100%	A+
Finland	13	0.05%	95.03%	-	0.04	4.29	1	100	AAA

Subtotal Single Country	4,417	15.45%	20.03%	0.08%	1.90	8.33	4	100	A+

Regional:
Asia	1,960	6.85%	16.82%	-	0.25	1.50	1	100	AAA
Europe	22,215	77.70%	14.80%	0.06%	0.13	1.98	6	100	AA

Subtotal Regional	24,175	84.55%	14.97%	0.05%	0.14	1.94	7	100	AA

Total	$28,592	100.00%	15.79%	0.06%	0.43	2.98	11	100	AA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to Capital Markets' super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to Capital Markets' super senior tranche.

The following table presents the Capital Markets Regulatory Capital — Prime residential mortgage portfolio summarized by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
At September 30, 2010	Net Notional Amount (in millions)	Percent of Total	Current Average Attachment Point(a)	Realized Losses through September 30, 2010(b)
					To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Country:
Denmark	$26,763	75.48%	9.86%	0.08%	4.59	29.00	2	100%	AAA
France	1,226	3.46	22.58%	0.06%	0.22	28.22	1	100	AAA
Germany	2,341	6.60	30.23%	0.90%	1.37	38.94	5	100	AAA
Sweden	5,125	14.46	17.29%	0.00%	0.35	29.35	1	100	AAA

Total	$35,455	100.00%	13.16%	0.18%	3.51	29.84	9	100%	AAA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

Arbitrage Portfolio

    A portion of the Capital Markets super senior credit default swaps as of September 30, 2010 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

American International Group, Inc. and Subsidiaries

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

At September 30, 2010 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with sub-prime collateral	$3,207	$1,660	$1,547	$607
High grade with no sub-prime collateral	7,581	4,740	2,841	1,102

Total high grade(b)	10,788	6,400	4,388	1,709

Mezzanine with sub-prime collateral	2,908	1,148	1,760	1,352
Mezzanine with no sub-prime collateral	1,661	880	781	579

Total mezzanine(c)	4,569	2,028	2,541	1,931

Total	$15,357	$8,428	$6,929	$3,640

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

The following table summarizes net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative:

(in millions)	September 30, 2010	December 31, 2009

CDS transactions with cash settlement provisions
U.S. dollar-denominated	$4,085	$4,580
Euro-denominated	1,537	1,720

Total CDS transactions with cash settlement provisions	5,622	6,300

CDS transactions with physical settlement provisions
U.S. dollar-denominated	125	265
Euro-denominated	1,182	1,361

Total CDS transactions with physical settlement provisions	1,307	1,626

Total	$6,929	$7,926

The following table summarizes changes in the fair values of the derivative liability of the Capital Markets super senior multi-sector CDO credit default swap portfolio:

(in millions)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009

Fair value of derivative liability, beginning of period	$4,418	$5,906
Unrealized market valuation (gain) loss	(516)	669
Purchases of underlying CDO securities*	(5)	(234)
Other terminations and realized losses	(257)	(1,923)

Fair value of derivative liability, end of period	$3,640	$4,418

*
For the year ended December 31, 2009, in connection with the exercise of the maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term 2a-7 eligible investments under the Investment Company Act of 1940 (2a-7 Puts) by counterparties, AIGFP acquired the underlying CDO securities. In certain cases, simultaneously with the exercise of the 2a-7 Puts by AIGFP's counterparties, AIGFP accessed financing arrangements previously entered into with such counterparties, pursuant to which the counterparties remained the legal owners of the underlying CDO securities. However, these securities were reported as part of the Capital Markets investment portfolio as required by generally accepted accounting principles. Most of these underlying CDO securities were later acquired by ML III from' AIGFP's counterparties. In a separate case, AIGFP extinguished its obligations with respect to one CDS by purchasing the protected CDO security.

American International Group, Inc. and Subsidiaries

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts, attachment points and percentage of gross notional amount rated less than B-/B-3:

(dollars in millions) CDO	Gross Notional Amount at September 30, 2010	Net Notional Amount at September 30, 2010	Attachment Point at Inception*	Attachment Point at September 30, 2010*	Percentage of Gross Notional Amount Rated Less than B-/B-3 at September 30, 2010

1	$1,029	$402	40.00%	60.91%	54.97%
2	687	326	53.00%	52.55%	36.39%
3	973	455	53.00%	53.22%	65.70%
4	1,098	307	76.00%	72.00%	83.83%
5	781	3	10.83%	1.98%	31.36%
6	239	190	39.33%	20.17%	86.85%
7	897	452	12.27%	6.69%	5.98%
8	1,016	730	25.24%	22.97%	6.39%
9	1,328	1,237	10.00%	6.91%	34.07%
10	2,272	1,538	16.50%	18.75%	3.19%
11	327	182	32.00%	44.23%	83.65%
12	575	405	24.49%	0.00%	75.53%
13	488	393	32.90%	19.56%	97.37%
14	250	187	34.51%	25.25%	97.61%
15	3,397	122	9.72%	17.82%	71.85%

Total	$15,357	$6,929

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

The following table summarizes the gross transaction notional amount, percentage of the total CDO collateral pools, and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category:

At September 30, 2010 (in millions)

			Ratings							Vintage
	Gross Transaction Notional Amount
ABS Category		Percent of Total
			AAA	AA	A	BBB	BB	<BB	NR	2009	2008	2007	2006	2005+P

RMBS PRIME	$1,702	11.08%	0.42%	0.32%	0.10%	0.53%	0.51%	9.20%	0.00%	0.00%	0.42%	6.55%	3.24%	0.87%

RMBS ALT-A	2,555	16.64%	0.12%	0.07%	0.28%	0.47%	0.34%	15.36%	0.00%	0.00%	0.58%	4.88%	6.45%	4.73%

RMBS SUBPRIME	3,106	20.23%	0.47%	0.66%	0.37%	0.53%	0.62%	17.58%	0.00%	0.00%	0.00%	1.00%	1.67%	17.56%

CMBS	3,220	20.97%	0.73%	1.80%	2.01%	2.77%	2.53%	11.00%	0.13%	0.00%	0.11%	1.81%	8.91%	10.14%

CDO	1,662	10.82%	0.07%	0.72%	0.82%	1.05%	1.03%	7.01%	0.12%	0.00%	0.00%	0.62%	1.91%	8.29%

OTHER	3,112	20.26%	5.13%	4.54%	5.12%	3.18%	1.07%	1.09%	0.13%	0.00%	0.68%	1.09%	5.56%	12.93%

Total	$15,357	100.00%	6.94%	8.11%	8.70%	8.53%	6.10%	61.24%	0.38%	0.00%	1.79%	15.95%	27.74%	54.52%

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

    The following table summarizes gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer, AIGFP's net notional amounts and fair value of derivative liability:

			Ratings
At September 30, 2010 (in millions)	Gross Transaction Notional Amount	Percent of Total
			Aa	A	Baa	Ba	<Ba	NR

Industry Sector
United States
Industrial	$6,507	33.0%	0.1%	3.3%	15.7%	4.6%	6.7%	2.6%
Financial	1,729	8.7%	0.1%	2.9%	3.0%	0.1%	1.7%	0.9%
Utilities	498	2.5%	0.0%	0.1%	2.0%	0.1%	0.2%	0.1%
Other	100	0.5%	0.0%	0.0%	0.1%	0.0%	0.0%	0.4%

Total United States	8,834	44.7%	0.2%	6.3%	20.8%	4.8%	8.6%	4.0%

Non-United States
Industrial	8,989	45.5%	0.1%	5.0%	12.2%	4.9%	7.3%	16.0%
Financial	933	4.7%	0.2%	1.9%	1.5%	0.1%	0.4%	0.6%
Government	586	3.0%	0.0%	1.2%	1.5%	0.2%	0.0%	0.1%
Utilities	251	1.3%	0.0%	0.1%	0.6%	0.0%	0.2%	0.4%
Other	154	0.8%	0.0%	0.7%	0.0%	0.1%	0.0%	0.0%

Total Non-United States	10,913	55.3%	0.3%	8.9%	15.8%	5.3%	7.9%	17.1%

Total gross transaction notional amount	19,747	100.0%	0.5%	15.2%	36.6%	10.1%	16.5%	21.1%

Subordination	7,235

Net Notional Amount	$12,512

Fair Value of Derivative Liability	$308

American International Group, Inc. and Subsidiaries

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts, attachment points and inception to date defaults:

(dollars in millions) CDS	Type	Net Notional Amount at September 30, 2010	Attachment Point at Inception(a)	Attachment Point at September 30, 2010(a)	Defaults through September 30, 2010(b)

1	Corporate Debt	$1,553	21.76%	18.94%	6.16%
2	Corporate Debt	5,375	22.00%	20.23%	3.76%
3	Corporate Debt	987	22.14%	20.21%	3.61%
4	Corporate Debt	983	20.80%	18.91%	4.17%
5	Corporate Debt	218	28.00%	27.68%	1.01%
6	Corporate Debt	641	24.00%	22.98%	4.42%
7	Corporate Debt	1,288	24.00%	22.89%	4.59%
8	CLO	249	35.85%	30.38%	3.72%
9	CLO	133	43.76%	43.26%	1.47%
10	CLO	196	44.20%	44.42%	4.53%
11	CLO	79	44.20%	44.42%	4.53%
12	CLO	149	44.20%	44.42%	4.53%
13	CLO	183	31.76%	30.07%	5.20%
14	CLO	361	30.40%	28.48%	0.34%
15	CLO	117	31.23%	30.47%	0.32%

Total		$12,512

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through September 30, 2010 expressed as a percentage of the gross transaction notional amount at September 30, 2010.

Collateral

    Most of the Capital Markets credit default swaps are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. Although AIGFP has collateral posting obligations associated with both regulatory capital relief transactions and arbitrage transactions, the large majority of these obligations to date have been associated with arbitrage transactions in respect of multi-sector CDOs.

Regulatory Capital Relief Transactions

    As of September 30, 2010, 55.2 percent of the Capital Markets regulatory capital relief transactions (measured by net notional amount) were subject to Credit Support Annexes (CSA) linked to AIG's credit rating and 44.8 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone International Swaps and Derivatives Association, Inc. (ISDA) Master Agreement (Master Agreement) or similar agreement, under which the aggregate Exposure is calculated with reference to only a single transaction.

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

American International Group, Inc. and Subsidiaries

  Negotiated Amount — Under this mechanism, the amount of collateral to be posted is determined based on terms negotiated between AIGFP and the counterparty, which could be a fixed percentage of the notional amount or present value of premiums to be earned by AIGFP.

The following table presents the amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than the Capital Markets super senior credit default swaps subject to the same Master Agreements) as of the periods ended:

(in millions)	December 31, 2009	September 30, 2010	October 29, 2010

Reference to market indices	$60	$32	$22
Expected loss models	20	-	-
Negotiated amount	230	246	239

Total	$310	$278	$261

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

Arbitrage Portfolio — Corporate Debt/CLOs

    All of the Capital Markets corporate arbitrage transactions are subject to CSAs. None of these transactions (measured by net notional amount) contains a special collateral posting provision, but each is subject to a Master Agreement that includes a CSA. These transactions are treated the same as other transactions subject to the same Master Agreement and CSA, with the calculation of collateral in accordance with the standard CSA procedures outlined above. None of these transactions, although subject to a Master Agreement and CSA, has specific valuation and threshold provisions.

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

    From time to time, valuation methodologies used and estimates made by counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have resulted in estimates that differ, at times significantly, from AIGFP's estimates. In almost all cases, AIGFP has been able to successfully resolve the differences or otherwise reach an accommodation with respect to collateral posting levels,

American International Group, Inc. and Subsidiaries

including in certain cases by entering into compromise collateral arrangements. Due to the ongoing nature of collateral arrangements, AIGFP regularly is engaged in discussions with one or more counterparties in respect of these differences, including at the present time. Valuation estimates made by counterparties for collateral purposes are, like any other third-party valuation, considered in the determination of the fair value estimates of the Capital Markets super senior credit default swap portfolio.

The following table presents the amount of collateral postings with respect to the Capital Markets super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	December 31, 2009	September 30, 2010	October 29, 2010

Regulatory capital	$310	$278	$261
Arbitrage – multi-sector CDO	3,715	3,162	3,086
Arbitrage – corporate	565	496	427

Total	$4,590	$3,936	$3,774

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

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

    AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG's calculation of the unrealized market valuation loss related to the Capital Markets super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the Capital Markets super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs increased 0.90 percent, 1.61 percent and 1.45 percent of the notional amount outstanding for the first, second and third quarters of 2010. Further, it is difficult to extrapolate future experience based on current market conditions.

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $6.9 billion net notional amount of CDS written on multi-sector CDOs outstanding at September 30, 2010, a BET value is available for $4.2 billion net notional amount. No BET value is determined for $2.7 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $4.2 billion.

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

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at September 30, 2010 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at September 30, 2010
(dollars in millions)		Change	Entire Portfolio	RMBS PRIME	RMBS ALT-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	44 points	Increase of 5 points	$(279)	$(8)	$(27)	$(121)	$(77)	$(31)	$(15)
		Decrease of 5 points	268	11	26	113	80	16	22

Weighted average life	6.37 years	Increase of 1 year	37	—	3	28	3	2	1
		Decrease of 1 year	(63)	(1)	(4)	(50)	(4)	(3)	(1)

Recovery rates	21%	Increase of 10%	(42)	-	(4)	(14)	(21)	(1)	(2)
		Decrease of 10%	36	1	5	12	17	1	-

Diversity score(a)	12	Increase of 5	(6)
		Decrease of 5	23

Discount curve(b)	N/A	Increase of 100bps	26

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

Corporate Debt

The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) to fair value of derivative liability at September 30, 2010 corresponding to changes in these market credit inputs:

Input Used at September 30, 2010 (in millions)	Increase (Decrease) To Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$17
Effect of a decrease by 10 basis points	$(18)
All base correlations
Effect of an increase by 1%	$5
Effect of a decrease by 1%	$(5)
Assumed recovery rate
Effect of an increase by 1%	$(4)
Effect of a decrease by 1%	$4

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

American International Group, Inc. and Subsidiaries

Investments

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

At September 30, 2010
Fixed maturity securities:
Bonds available for sale, at fair value	$91,317	$136,364	$58,667	$451	$9,399	$296,198
Bond trading securities, at fair value	55	1,232	2,498	93	24,971	28,849
Equity securities:
Common and preferred stock available for sale, at fair value	4,069	220	6,366	1	610	11,266
Common and preferred stock trading, at fair value	51	1	5,267	162	5	5,486
Mortgage and other loans receivable, net of allowance	658	16,858	2,746	89	2,592	22,943
Finance receivables, net of allowance	-	-	-	1,015	247	1,262
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	-	39,875	-	39,875
Other invested assets	13,255	13,084	3,863	264	5,540	36,006
Securities purchased under agreements to resell, at fair value	-	-	-	-	905	905
Short-term investments	10,977	11,380	2,989	6,060	3,056	34,462

Total investments(a)	120,382	179,139	82,396	48,010	47,325	477,252
Cash	677	349	179	312	151	1,668

Total cash and investments(b)	$121,059	$179,488	$82,575	$48,322	$47,476	$478,920

At December 31, 2009
Fixed maturity securities:
Bonds available for sale, at fair value	$79,507	$116,629	$158,279	$508	$10,628	$365,551
Bond trading securities, at fair value	-	846	6,227	388	23,782	31,243
Equity securities:
Common and preferred stock available for sale, at fair value	2,770	320	5,781	15	636	9,522
Common and preferred stock trading, at fair value	48	1	7,881	388	-	8,318
Mortgage and other loans receivable, net of allowance	9	17,728	6,810	168	2,746	27,461
Finance receivables, net of allowance	-	-	-	1,328	18,999	20,327
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	-	44,091	-	44,091
Other invested assets	11,668	13,141	13,749	170	6,507	45,235
Securities purchased under agreements to resell, at fair value	-	-	-	-	2,154	2,154
Short-term investments	12,094	17,456	10,840	2,145	4,728	47,263

Total investments(a)	106,096	166,121	209,567	49,201	70,180	601,165
Cash	780	63	1,151	1,585	821	4,400

Total cash and investments	$106,876	$166,184	$210,718	$50,786	$71,001	$605,565

(a)
At September 30, 2010, approximately 75 percent and 25 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 60 percent and 40 percent, respectively, at December 31, 2009.

(b)
Total cash and investments of businesses held for sale amounted to $212.7 billion at September 30, 2010. See Note 3 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

 Investment Strategy

    AIG's investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the business model for each of the businesses: General Insurance, life insurance, retirement services and the Direct Investment business. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products.

    At the local operating unit level, investment strategies are based on considerations that include the local market, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

    The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of life insurance & retirement services companies, as well as in the Direct Investment business, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with comparable duration assets. Fixed maturity securities held by the insurance companies included in the Commercial Insurance Group historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to meet the Commercial Insurance Group's current risk/return and tax objectives, the domestic property and casualty companies have begun to shift investment allocations away from tax exempt municipal bonds towards taxable instruments which meet the companies' liquidity, duration and quality objectives as well as current risk-return and tax objectives. Fixed maturity securities held by Foreign General Insurance companies consist primarily of intermediate duration high grade securities.

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

    At September 30, 2010, approximately 73 percent of the fixed maturity securities were in domestic entities. Approximately 29 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 11 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspectives for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Committee closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At September 30, 2010, approximately 13 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 8 percent were below investment grade or not rated at that date. Approximately 44 percent of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

American International Group, Inc. and Subsidiaries

The following table presents the credit ratings of AIG's fixed maturity investments:

	September 30, 2010*	December 31, 2009

Rating:
AAA	24%	23%
AA	17	24
A	26	28
BBB	22	17
Below investment grade	8	6
Non-rated	3	2

Total	100%	100%

*
Excludes fixed maturity securities of businesses held for sale as of September 30, 2010.

American International Group, Inc. and Subsidiaries

Available for Sale Investments

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

September 30, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,323	$316	$(1)	$7,638	$-
Obligations of states, municipalities and political subdivisions	46,136	3,320	(100)	49,356	(30)
Non-U.S. governments	39,219	3,816	(65)	42,970	-
Corporate debt	138,276	14,753	(997)	152,032	95
Mortgage-backed, asset-backed and collateralized:
RMBS	31,916	1,183	(2,073)	31,026	(850)
CMBS	7,905	263	(1,562)	6,606	(359)
CDO/ABS	7,029	409	(868)	6,570	(33)

Total mortgage-backed, asset-backed and collateralized	46,850	1,855	(4,503)	44,202	(1,242)

Total bonds available for sale(b)	277,804	24,060	(5,666)	296,198	(1,177)
Equity securities available for sale:
Common stock	5,359	3,792	(150)	9,001	-
Preferred stock	475	123	(3)	595	-
Mutual funds	1,555	176	(61)	1,670	-

Total equity securities available for sale	7,389	4,091	(214)	11,266	-

Total(c)	$285,193	$28,151	$(5,880)	$307,464	$(1,177)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)	$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)	54,102	-
Non-U.S. governments	63,080	3,153	(649)	65,584	(1)
Corporate debt	185,188	10,826	(3,876)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)	28,324	(2,121)
CMBS	18,717	195	(5,623)	13,289	(739)
CDO/ABS	7,911	284	(1,304)	6,891	(63)

Total mortgage-backed, asset-backed and collateralized	58,801	1,470	(11,767)	48,504	(2,923)

Total bonds available for sale(b)	364,491	17,786	(16,726)	365,551	(2,805)
Equity securities available for sale:
Common stock	4,460	2,913	(75)	7,298	-
Preferred stock	740	94	(20)	814	-
Mutual funds	1,264	182	(36)	1,410	-

Total equity securities available for sale	6,464	3,189	(131)	9,522	-

Total(c)	$370,955	$20,975	$(16,857)	$375,073	$(2,805)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At September 30, 2010 and December 31, 2009, bonds available for sale held by AIG that were below investment grade or not rated totaled $22.7 billion and $24.5 billion, respectively.

(c)
Excludes $157.0 billion and $36.1 billion of available for sale investments at fair value from businesses held for sale at September 30, 2010 and December 31, 2009, respectively. See Note 3 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

The following table presents the industry categories of AIG's available for sale corporate debt securities:

Industry Category	September 30, 2010(a)	December 31, 2009

Financial institutions:
Money Center /Global Bank Groups	11%	18%
Regional banks – other	5	5
Life insurance	4	4
Securities firms and other finance companies	2	2
Insurance non-life	2	3
Regional banks – North America	2	2
Other financial institutions	7	4
Utilities	16	14
Communications	9	8
Consumer noncyclical	8	8
Capital goods	7	7
Energy	7	5
Consumer cyclical	5	6
Other	15	14

Total(b)	100%	100%

(a)
Excludes corporate debt of businesses held for sale as of September 30, 2010.

(b)
At September 30, 2010 and December 31, 2009, approximately 93 percent and 94 percent, respectively, of these investments were rated investment grade.

American International Group, Inc. and Subsidiaries

 Structured Securities

    Excluded in the tables below as of September 30, 2010 are structured securities of businesses held for sale with a fair value of $10.3 billion.

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	September 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS(a)
2010	$7,126	$52	$(14)	$7,164	22%	$-	$-	$-	$-	-%
2009	1,793	32	(2)	1,823	6	1,716	19	(6)	1,729	5
2008	1,683	73	(5)	1,751	5	3,418	135	(1)	3,552	11
2007	3,640	132	(272)	3,500	12	4,982	135	(881)	4,236	16
2006	3,921	199	(378)	3,742	12	5,206	197	(1,161)	4,242	16
2005 and prior	13,753	695	(1,402)	13,046	43	16,851	505	(2,791)	14,565	52

Total RMBS	$31,916	$1,183	$(2,073)	$31,026	100%	$32,173	$991	$(4,840)	$28,324	100%

Alt-A
2010	$70	$1	$-	$71	2%	$-	$-	$-	$-	-%
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	1,248	43	(108)	1,183	27	1,490	21	(408)	1,103	28
2006	1,208	8	(160)	1,056	26	1,484	9	(568)	925	28
2005 and prior	2,054	27	(348)	1,733	45	2,397	13	(705)	1,705	44

Total Alt-A	$4,580	$79	$(616)	$4,043	100%	$5,371	$43	$(1,681)	$3,733	100%

Subprime
2010	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	54	19	(13)	60	4	61	16	(18)	59	4
2006	124	8	(15)	117	8	180	6	(42)	144	11
2005 and prior	1,270	5	(423)	852	88	1,358	-	(659)	699	85

Total Subprime	$1,448	$32	$(451)	$1,029	100%	$1,599	$22	$(719)	$902	100%

Prime non-agency(b)
2010	$133	$4	$-	$137	1%	$-	$-	$-	$-	-%
2009	206	3	-	209	2	387	6	-	393	3
2008	62	8	-	70	1	109	9	-	118	1
2007	1,547	28	(78)	1,497	17	1,920	21	(340)	1,601	17
2006	1,846	112	(161)	1,797	20	2,259	91	(415)	1,935	20
2005 and prior	5,338	100	(546)	4,892	59	6,783	42	(1,272)	5,553	59

Total Prime non-agency	$9,132	$255	$(785)	$8,602	100%	$11,458	$169	$(2,027)	$9,600	100%

(a)
Includes $16.2 billion in agency -backed securities.

(b)
Includes foreign and jumbo RMBS-related securities.

    AIG's RMBS investments are predominantly in tranches that contain substantial protection features through collateral subordination. As of October 29, 2010, $10.4 billion of AIG's RMBS portfolio had been downgraded as a result of rating agency actions since January 1, 2007, and $76 million of such investments had been upgraded. Of the downgrades, $9.0 billion were AAA rated securities. In addition to the downgrades, as of October 29, 2010, the rating agencies had $1.2 billion of RMBS on watch for downgrade.

American International Group, Inc. and Subsidiaries

    In the nine-month periods ended September 30, 2010 and 2009, AIG collected approximately $4.0 billion and $3.9 billion, respectively, of principal payments on RMBS.

The following table presents AIG's RMBS investments by credit rating:

	September 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$21,572	$902	$(409)	$22,065	68%	$20,503	$793	$(1,256)	$20,040	64%
AA	1,115	4	(263)	856	3	1,547	22	(447)	1,122	5
A	882	20	(187)	715	3	1,423	6	(451)	978	4
BBB	1,113	36	(139)	1,010	3	1,428	30	(440)	1,018	5
Below investment grade	7,208	220	(1,075)	6,353	23	7,204	131	(2,245)	5,090	22
Non-rated	26	1	-	27	-	68	9	(1)	76	-

Total RMBS(a)(b)	$31,916	$1,183	$(2,073)	$31,026	100%	$32,173	$991	$(4,840)	$28,324	100%

Alt-A RMBS
AAA	$1,293	$32	$(126)	$1,199	28%	$1,707	$15	$(406)	$1,316	32%
AA	333	1	(82)	252	7	296	-	(108)	188	5
A	156	1	(55)	102	4	247	-	(95)	152	5
BBB	137	1	(16)	122	3	141	3	(46)	98	3
Below investment grade	2,661	44	(337)	2,368	58	2,980	25	(1,026)	1,979	55
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Alt-A	$4,580	$79	$(616)	$4,043	100%	$5,371	$43	$(1,681)	$3,733	100%

Subprime RMBS
AAA	$564	$18	$(88)	$494	39%	$677	$13	$(207)	$483	42%
AA	177	-	(66)	111	12	150	1	(70)	81	10
A	119	-	(42)	77	8	191	1	(107)	85	12
BBB	95	-	(37)	58	7	160	-	(99)	61	10
Below investment grade	493	14	(218)	289	34	421	7	(236)	192	26
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Subprime	$1,448	$32	$(451)	$1,029	100%	$1,599	$22	$(719)	$902	100%

Prime non-agency
AAA	$3,485	$51	$(156)	$3,380	38%	$5,191	$40	$(600)	$4,631	45%
AA	583	2	(108)	477	6	1,018	21	(258)	781	9
A	528	19	(53)	494	6	879	5	(187)	697	8
BBB	783	36	(48)	771	9	957	4	(225)	736	8
Below investment grade	3,727	146	(420)	3,453	41	3,345	90	(757)	2,678	29
Non-rated	26	1	-	27	-	68	9	-	77	1

Total prime non-agency	$9,132	$255	$(785)	$8,602	100%	$11,458	$169	$(2,027)	$9,600	100%

(a)
The weighted average expected life is 5 years.

(b)
Includes $16.2 billion in agency-backed securities.

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

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	September 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$7,049	$225	$(1,303)	$5,971	89%	$16,599	$161	$(4,925)	$11,835	89%
ReRemic/CRE CDO	539	20	(242)	317	7	932	20	(578)	374	5
Agency	233	18	-	251	3	200	8	(3)	205	1
Other	84	-	(17)	67	1	986	6	(117)	875	5

Total	$7,905	$263	$(1,562)	$6,606	100%	$18,717	$195	$(5,623)	$13,289	100%

The following table presents AIG's CMBS investments by credit rating:

	September 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$2,627	$139	$(49)	$2,717	33%	$8,579	$127	$(997)	$7,709	45%
AA	890	9	(137)	762	12	2,265	2	(839)	1,428	12
A	1,032	15	(137)	910	13	1,967	13	(832)	1,148	11
BBB	1,519	7	(505)	1,021	19	2,188	15	(1,009)	1,194	12
Below investment grade	1,837	93	(734)	1,196	23	3,155	38	(1,844)	1,349	17
Non-rated	-	-	-	-	-	563	-	(102)	461	3

Total	$7,905	$263	$(1,562)	$6,606	100%	$18,717	$195	$(5,623)	$13,289	100%

The following table presents AIG's CMBS investments by year of vintage:

	September 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2010	$14	$-	$-	$14	-%	$-	$-	$-	$-	-%
2009	42	2	-	44	1	35	-	(1)	34	-
2008	235	1	(12)	224	3	263	-	(70)	193	1
2007	2,477	95	(735)	1,837	31	4,968	42	(2,134)	2,876	27
2006	1,188	48	(303)	933	15	2,842	19	(1,250)	1,611	15
2005 and prior	3,949	117	(512)	3,554	50	10,609	134	(2,168)	8,575	57

Total	$7,905	$263	$(1,562)	$6,606	100%	$18,717	$195	$(5,623)	$13,289	100%

American International Group, Inc., and Subsidiaries

The following table presents the percentage of AIG's CMBS investments by geographic region:

	September 30, 2010	December 31, 2009

Geographic region:
New York	16%	15%
California	13	14
Texas	6	7
Florida	6	6
Virginia	4	3
Illinois	3	3
New Jersey	3	3
Maryland	3	2
Georgia	2	3
Pennsylvania	2	3
All Other*	42	41

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry:

	September 30, 2010	December 31, 2009

Industry:
Office	31%	30%
Retail	28	30
Multi-family	15	15
Lodging	9	7
Industrial	7	7
Other	10	11

Total	100%	100%

    There have been disruptions in the CMBS market due to weakness in underlying commercial real estate fundamentals and the market's anticipation of increasing delinquencies and defaults. Although the market value has improved and CMBS spreads have tightened during the nine-month period ended September 30, 2010, the market value of the holdings continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

American International Group, Inc., and Subsidiaries

 Investments in CDOs

The following table presents AIG's CDO investments by collateral type:

	September 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$1,828	$66	$(471)	$1,423	73%	$2,015	$63	$(596)	$1,482	66%
Synthetic investment grade	113	82	(5)	190	5	220	83	(21)	282	8
Other	530	129	(71)	588	21	772	74	(107)	739	25
Subprime ABS	24	1	(13)	12	1	33	1	(27)	7	1

Total	$2,495	$278	$(560)	$2,213	100%	$3,040	$221	$(751)	$2,510	100%

The following table presents AIG's CDO investments by credit rating:

	September 30, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$46	$3	$(3)	$46	2%	$326	$5	$(42)	$289	11%
AA	116	-	(12)	104	5	135	1	(29)	107	4
A	548	19	(129)	438	22	1,028	22	(311)	739	34
BBB	877	17	(258)	636	35	670	19	(214)	475	22
Below investment grade	907	228	(158)	977	36	879	155	(155)	879	29
Non-rated	1	11	-	12	-	2	19	-	21	-

Total	$2,495	$278	$(560)	$2,213	100%	$3,040	$221	$(751)	$2,510	100%

Commercial Mortgage Loans

    At September 30, 2010, AIG had direct U.S. commercial mortgage loan exposure of $14.1 billion. At that date, over 98 percent of the U.S. loans were current. A total of $1.3 billion of commercial mortgage loans are recorded in assets held for sale.

The following table presents the U.S. commercial mortgage loan exposure by state and type of loan:

At September 30, 2010 (dollars in millions)	Number of Loans	Amount*	Apartments	Offices	Retails	Industrials	Hotels	Others	Percent of Total

State:
California	201	$3,785	$114	$1,568	$216	$972	$388	$527	27%
New York	71	1,555	272	949	165	39	48	82	11
New Jersey	65	1,257	569	308	271	35	-	74	9
Texas	65	982	58	442	123	252	81	26	7
Florida	99	934	28	326	234	105	29	212	7
Pennsylvania	63	521	95	132	140	121	18	15	4
Ohio	59	433	166	47	99	68	40	13	3
Maryland	23	391	27	188	167	1	4	4	3
Arizona	17	321	102	55	60	9	9	86	2
Colorado	22	310	11	207	1	4	27	60	2
Other states	395	3,599	301	1,475	690	400	286	447	25

Total	1,080	$14,088	$1,743	$5,697	$2,166	$2,006	$930	$1,546	100%

*
Excludes portfolio valuation losses.

American International Group, Inc. and Subsidiaries

Trading Securities

The following table presents the fair value of AIG's fixed maturity trading securities:

	September 30, 2010		December 31, 2009
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

U.S. government and government sponsored entities	$7,050	24%	$6,711	21%
Non-U.S. governments	872	3	1,421	5
Corporate debt	2,925	10	5,315	17
State, territories and political subdivisions	316	1	370	1
Mortgage-backed, asset-backed and collateralized:
RMBS	2,085	7	3,675	12
CMBS	2,771	10	2,476	8
CDO/ABS and other collateralized	5,699	20	5,997	19

Total mortgage-backed, asset-backed and collateralized	10,555	37	12,148	39

ML II / ML III	7,131	25	5,278	17

Total	$28,849	100%	$31,243	100%

The following table presents the credit ratings of AIG's fixed maturity trading securities:

	September 30, 2010	December 31, 2009

Rating:
AAA	37%	45%
AA	13	14
A	11	13
BBB	4	4
Below investment grade	14	9
Not Rated	21	15

Total	100%	100%

American International Group, Inc. and Subsidiaries

 Other-Than-Temporary Impairments

The following table presents other-than-temporary impairment charges in earnings by segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Foreign Life Insurance & Retirement Services	Financial Services	Other	Total

Three Months Ended September 30, 2010
Impairment Type:
Severity	$1	$4	$-	$-	$-	$5
Change in intent	312	15	7	-	6	340
Foreign currency declines	12	-	5	-	-	17
Issuer-specific credit events	12	337	25	9	78	461
Adverse projected cash flows on structured securities	-	1	-	-	-	1

Total	$337	$357	$37	$9	$84	$824

Three Months Ended September 30, 2009
Impairment Type:
Severity	$1	$-	$-	$-	$-	$1
Change in intent	-	9	1	-	1	11
Foreign currency declines	-	-	-	-	-	-
Issuer-specific credit events	273	728	81	-	403	1,485
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$274	$737	$82	$-	$404	$1,497

Nine Months Ended September 30, 2010
Impairment Type:
Severity	$22	$13	$19	$-	$-	$54
Change in intent	313	30	12	-	6	361
Foreign currency declines	15	-	6	-	-	21
Issuer-specific credit events	129	1,389	31	10	274	1,833
Adverse projected cash flows on structured securities	-	1	-	-	1	2

Total	$479	$1,433	$68	$10	$281	$2,271

Nine Months Ended September 30, 2009
Impairment Type:
Severity	$111	$816	$53	$-	$492	$1,472
Change in intent	122	658	62	-	41	883
Foreign currency declines	-	-	88	-	-	88
Issuer-specific credit events	573	1,702	82	-	801	3,158
Adverse projected cash flows on structured securities	1	116	-	-	27	144

Total	$807	$3,292	$285	$-	$1,361	$5,745

American International Group, Inc. and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended September 30, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$5	$5
Change in intent	210	-	99	18	13	340
Foreign currency declines	-	1	-	15	1	17
Issuer-specific credit events	270	11	98	41	41	461
Adverse projected cash flows on structured securities	1	-	-	-	-	1

Total	$481	$12	$197	$74	$60	$824

Three Months Ended September 30, 2009
Impairment Type:
Severity	$-	$-	$-	$-	$1	$1
Change in intent	-	-	-	11	-	11
Foreign currency declines	-	-	-	-	-	-
Issuer-specific credit events	499	183	172	38	593	1,485
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$499	$183	$172	$49	$594	$1,497

Nine Months Ended September 30, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$54	$54
Change in intent	210	-	99	36	16	361
Foreign currency declines	-	2	-	18	1	21
Issuer-specific credit events	717	19	705	79	313	1,833
Adverse projected cash flows on structured securities	2	-	-	-	-	2

Total	$929	$21	$804	$133	$384	$2,271

Nine Months Ended September 30, 2009
Impairment Type:
Severity	$816	$471	$21	$6	$158	$1,472
Change in intent	-	-	6	708	169	883
Foreign currency declines	-	14	-	74	-	88
Issuer-specific credit events	1,514	244	302	203	895	3,158
Adverse projected cash flows on structured securities	101	43	-	-	-	144

Total	$2,431	$772	$329	$991	$1,222	$5,745

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

American International Group, Inc. and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended September 30, 2010
Rating:
AAA	$22	$-	$-	$10	$-	$32
AA	8	-	-	-	-	8
A	14	-	-	2	2	18
BBB	12	2	10	12	4	40
Below investment grade	425	10	187	41	3	666
Non-rated	-	-	-	9	51	60

Total	$481	$12	$197	$74	$60	$824

Three Months Ended September 30, 2009
Rating:
AAA	$17	$-	$3	$-	$-	$20
AA	9	1	14	-	-	24
A	25	6	8	-	3	42
BBB	44	6	64	5	3	122
Below investment grade	404	148	83	43	2	680
Non-rated	-	22	-	1	586	609

Total	$499	$183	$172	$49	$594	$1,497

Nine Months Ended September 30, 2010
Rating:
AAA	$24	$-	$-	$17	$-	$41
AA	19	1	2	-	-	22
A	46	-	13	5	7	71
BBB	45	2	54	15	4	120
Below investment grade	795	15	735	83	6	1,634
Non-rated	-	3	-	13	367	383

Total	$929	$21	$804	$133	$384	$2,271

Nine Months Ended September 30, 2009
Rating:
AAA	$780	$15	$39	$-	$-	$834
AA	338	16	55	30	-	439
A	217	338	39	229	3	826
BBB	236	107	99	251	3	696
Below investment grade	860	267	97	470	2	1,696
Non-rated	-	29	-	11	1,214	1,254

Total	$2,431	$772	$329	$991	$1,222	$5,745

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

    AIG has recognized the other-than-temporary impairment charges (severity losses) shown above in the three- and nine-month periods ended September 30, 2010 and 2009, respectively. With the adoption of the new other-than-temporary impairments accounting standard on April 1, 2009, such severity loss charges subsequent to that date exclusively related to equity securities and other invested assets. In all prior periods, such charges primarily related to mortgage-backed, asset-backed and collateralized securities, corporate debt securities of financial institutions and other equity securities. Notwithstanding AIG's intent and ability to hold such securities until they had recovered their cost or amortized cost basis, and despite structures that indicated, at the time, that

American International Group, Inc. and Subsidiaries

a substantial amount of the securities should have continued to perform in accordance with original terms, AIG concluded, at the time, that it could not reasonably assert that the impairment would be temporary.

    Determinations of other-than-temporary impairments are based on fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, AIG expects to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit losses were not recognized.

    In addition to the above severity losses, AIG recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2010 and 2009 related to:

  •
  securities for which AIG has changed its intent to hold or sell;

  •
  declines due to foreign exchange rates;

  •
  issuer-specific credit events;

  •
  certain structured securities; and

  •
  other impairments, including equity securities, partnership investments and private equity investments.

    During the third quarter of 2010, AIG recognized $340 million in other than temporary impairment charges, primarily due to changes in intent to sell certain mortgage-backed securities.

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.10 percent and 0.20 percent of Total equity in the nine-month periods ended September 30, 2010 and 2009, respectively.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings were $94 million and $54 million for the three-month periods ended September 30, 2010 and 2009, respectively, and $315 million and $519 million for the nine-month periods ended September 30, 2010 and 2009, respectively. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 6 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

	Less than or equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)			Total
At September 30, 2010 Aging(a) (dollars in millions)
	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0-6 months	$9,095	$177	905	$150	$50	16	$143	$85	4	$9,388	$312	925
7-12 months	1,269	71	131	130	37	4	3	-	23	1,402	108	158
> 12 months	16,225	990	1,585	3,905	1,232	498	1,092	746	119	21,222	2,968	2,202

Total	$26,589	$1,238	2,621	$4,185	$1,319	518	$1,238	$831	146	$32,012	$3,388	3,285

Below investment grade bonds
0-6 months	$939	$53	153	$28	$7	15	$2	$1	23	$969	$61	191
7-12 months	342	23	58	32	10	21	8	5	34	382	38	113
> 12 months	5,154	449	504	3,064	938	315	1,198	792	195	9,416	2,179	1,014

Total	$6,435	$525	715	$3,124	$955	351	$1,208	$798	252	$10,767	$2,278	1,318

Total bonds
0-6 months	$10,034	$230	1,058	$178	$57	31	$145	$86	27	$10,357	$373	1,116
7-12 months	1,611	94	189	162	47	25	11	5	57	1,784	146	271
> 12 months	21,379	1,439	2,089	6,969	2,170	813	2,290	1,538	314	30,638	5,147	3,216

Total(e)	$33,024	$1,763	3,336	$7,309	$2,274	869	$2,446	$1,629	398	$42,779	$5,666	4,603

Equity securities
0-6 months	$1,898	$163	561	$100	$27	109	$-	$-	-	$1,998	$190	670
7-12 months	93	10	77	45	14	21	-	-	-	138	24	98
> 12 months	-	-	-	-	-	-	-	-	-	-	-	-

Total	$1,991	$173	638	$145	$41	130	$-	$-	-	$2,136	$214	768

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

(e)
Item count is by CUSIP by subsidiary.

    For the nine-month period ended September 30, 2010, net unrealized gains related to fixed maturity and equity securities increased by $18.3 billion reflecting an increase in fair value primarily due to the narrowing of credit spreads.

    As of September 30, 2010, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for more than 12 months, comprising the unrealized loss of $1.5 billion related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 119 securities with an amortized cost of $1.1 billion and a net unrealized loss of $746 million, are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. Current market spreads continue to be significantly wider for securities supported by real estate related assets, compared to spreads at the securities' respective purchase dates, largely due to the continued effects of the recession and the economic and market uncertainties regarding future performance of commercial and residential real estate. In addition, declining LIBOR rates have made floating rate securities less attractive as a class.

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

    See also Note 6 to the Consolidated Financial Statements.

Regulation

    Directive 2002/87/EC (Directive) issued by the European Parliament provides that certain financial conglomerates with regulated entities in the European Union are subject to supplementary supervision. Pursuant to the Directive, the Commission Bancaire (the French banking regulator) was appointed as AIG's supervisory coordinator. From February 2007 until March 2010, with the approval of the Commission Bancaire, the Office of Thrift Supervision (OTS) acted as AIG's equivalent supervisor, as permitted by the Directive in circumstances in which a financial conglomerate organized outside the European Union (such as AIG) has proposed to have one of its existing regulators recognized as its coordinator and such regulator's supervision is determined to be equivalent to that required by the Directive. Since March 2010, AIG has been in discussions with, and has provided information to the Commission Bancaire regarding the possibility of proposing another of AIG's existing regulators as its equivalent supervisor.

    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which effects comprehensive changes to the regulation of financial services in the United States and will subject AIG to substantial additional federal regulation, was signed into law. Dodd-Frank is intended to enhance the safety and soundness of U.S. financial institutions and increase public confidence in them. Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, a process anticipated to occur over the next few years. AIG cannot predict with any certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally; impact AIG's businesses, results of operations, cash flows or financial condition; or require AIG to raise additional capital or result in a downgrade of AIG's credit ratings.

    Key aspects identified to date of Dodd-Frank's potential impact on AIG include:

  •
  The new legislation provides two scenarios under which the Board of Governors of the Federal Reserve System (FRB) could become AIG's regulator: (1) if AIG is recognized as a "savings and loan holding company" as defined by the Home Owners' Loan Act (HOLA) and/or (2) if the newly created risk regulator — the Financial Stability Oversight Council (Council) — designates AIG as a company whose material financial distress, or whose nature, scope, size, scale, concentration, interconnectedness or mix of activities, could pose a threat to the financial stability of the United States.

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

American International Group, Inc. and Subsidiaries

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

  •
  Dodd-Frank creates a new framework for regulation of the over-the-counter (OTC) derivatives markets and certain market participants which could affect various activities of AIG and its insurance subsidiaries, as well as Capital Markets.

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

American International Group, Inc. and Subsidiaries

  •
  Dodd-Frank includes various securities law reforms that may affect AIG's business practices and the liabilities and/or exposures associated therewith, including:

  •
  The SEC is required to conduct a study and may impose on registered broker-dealers who provide to retail investors personalized investment advice a new standard of conduct the same as or similar to the overall standard for investment advisers (i.e. a fiduciary standard). The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

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

    The disclosure in this section includes risk exposures to AIA, ALICO, AGF, AIG Star, AIG Edison and Nan Shan, because the sales of these companies had not yet been concluded as of September 30, 2010. Subsequent to these dispositions, AIG's consolidated exposures, including credit, interest rates, equities and currencies, will be reduced significantly.

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

The following table presents AIG's largest credit exposures as a percentage of Total equity:

At September 30, 2010 Category	Risk Rating(a)		Credit Exposure as a Percentage of Total Equity

Investment Grade:
10 largest combined	A-	(b)	123.9	%(c)
Single largest non-sovereign (financial institution)	BBB-		8.3
Single largest corporate	AA		3.3
Single largest sovereign	AAA		30.1
Non-Investment Grade:
Single largest sovereign	BB-		2.1
Single largest non-sovereign	BB		0.8

(a)
Reflects AIG's internal risk ratings.

(b)
Five of the ten largest credit exposures are to financial institutions and five are to investment-grade rated sovereigns. Based on support from the US Government, the exposure to government-sponsored entities (GSEs) and to mortgage-backed securities guaranteed by the GSEs is included in the US Government total, rather than in financial institutions. None of the top ten is rated lower than BBB- or its equivalent.

(c)
Exposure to the ten largest combined as a percentage of Total equity was 102.8 percent at December 31, 2009.

    AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties and its cross-border investments in its own international subsidiaries. Nine countries have cross-border exposures in excess of 10 percent of Total equity at September 30, 2010 and December 31, 2009. Based on AIG's internal risk ratings, as of September 30, 2010, six countries were rated AAA and three were rated AA. The two largest cross-border exposures are to Bermuda and the United Kingdom.

    In addition, AIG reviews and manages its industry concentrations. AIG's single largest industry credit exposure is to the global financial institutions sector, which includes banks and finance companies, securities firms and insurance and reinsurance companies.

American International Group, Inc. and Subsidiaries

The following table presents AIG's largest credit exposures to the global financial institution sector as a percentage of Total equity:

At September 30, 2010	Credit Exposure as a Percentage of Total Equity

Industry Category:
Money Center / Global Bank Groups	74.6	%*
European Regional Financial Institutions	12.7
Global Life Insurance Companies	11.9
Global Reinsurance Companies	11.6
Asian Regional Financial Institutions	9.9
Supranational Banks	7.8
Global Securities Companies	6.5
North American Based Regional Financial Institutions	6.5

*
Exposure to Money Center/Global Bank Groups as a percentage of Total equity was 83.9 percent at December 31, 2009.

    AIG's exposure to its five largest money center/global bank group institutions was 32.0 percent of Total equity at September 30, 2010 compared to 33.5 percent of Total equity at December 31, 2009.

    AIG also has a risk concentration through the investment portfolios of its insurance companies in the U.S. municipal sector. AIG holds approximately $46.7 billion of tax-exempt and taxable securities, $6.0 billion of which are defeased, issued by a wide number of municipal authorities across the U.S. and its territories. A majority of these securities are held in available-for-sale portfolios of AIG's domestic property-casualty insurance companies. These securities are comprised of the general obligations of states and local governments, revenue bonds issued by these same governments and bonds issued by transportation authorities, universities, state housing finance agencies and hospital systems. The average credit quality of these issuers is A.

    Currently, several states, local governments and other issuers are facing pressures on their budgets from the effects of the recession and have had to cut spending and draw on reserve funds. Consequently, several municipal issuers in AIG's portfolios have been downgraded one or more notches by the major nationally recognized statistical rating agencies. The most notable of these issuers is the State of California, of which AIG holds approximately $770.8 million of general obligation bonds, $44.9 million of which are defeased. Nevertheless, despite the budget pressures facing the sector, AIG does not expect any significant defaults in portfolio holdings of municipal issuers over the near term.

    AIG has credit exposure to several sovereign governments whose ratings have been downgraded or placed on review in recent months by one or more major rating agencies. The downgrades primarily reflect large government budget deficits and rising government debt to GDP ratios. As of September 30, 2010, AIG had exposure of $1.0 billion to the government of Greece, which has been downgraded to below investment grade by two major rating agencies. At September 30, 2010, AIG's exposure to certain other European governments, such as Portugal, Ireland, Italy, Spain and Hungary, amounted to $2.1 billion. Four of these five governments have experienced rating downgrades during the first nine months of 2010.

    With the closing of the ALICO sale on November 1, 2010, the exposure to the government of Greece was reduced to zero. With the closing of the ALICO sale and the public offering and related deconsolidation of AIA on October 29, 2010, AIG's exposure to the other European governments referred to above was reduced to $927 million.

    The Credit Risk Committee (CRC) reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. The CRC may and does adjust limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

American International Group, Inc. and Subsidiaries

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    Controls and Procedures

    In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, AIG's disclosure controls and procedures were effective. There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

American International Group, Inc. and Subsidiaries

 Part II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

    Included in Note 9(a) to the Consolidated Financial Statements.

ITEM 1A.    Risk Factors

Execution of Recapitalization

The execution of the Recapitalization is subject to various risks and uncertainties.

    The Recapitalization Agreement in Principle entered into by AIG, the Department of the Treasury, the FRBNY and the Trust contemplates the negotiation and execution of definitive agreements relating to a number of transactions involving multiple parties. No assurance can be given that AIG, the FRBNY, the Department of the Treasury and the Trust will be able to agree on definitive documentation or that the transactions set forth in the definitive documentation will be substantially the same as those contemplated by the Recapitalization Agreement in Principle.

    Even if definitive documentation is executed, numerous factors, many of which are outside of AIG's control, could impair its ability to implement or complete the Recapitalization. In particular, AIG's ability to effect the Recapitalization will be subject to a number of conditions, including regulatory approvals, third-party approvals and satisfactory rating profiles from rating agencies. The Recapitalization could be adversely affected by, among other things:

  •
  an inability to complete the asset disposition plan of AIG, including the sales of AIG's interests in AIG Star and AIG Edison;

  •
  an inability to secure third-party financing commitments;

  •
  declines in AIG asset values and deterioration in its businesses; and

  •
  an inability to obtain necessary regulatory approvals or third-party consents for the proposed transactions.

    No assurance can be given that AIG will be able to meet the conditions to the completion of the Recapitalization or to otherwise successfully implement the Recapitalization.

    The complexity of executing the Recapitalization, combined with the challenges of operating its businesses in the current environment, could place further stress on AIG's internal controls, increase its costs and divert the attention of its management and employees from their normal duties, all of which may adversely affect AIG's business, both in terms of operations and ability to focus on and retain customers.

    If AIG is not able to complete the Recapitalization, it is unclear how AIG's businesses, operations and liquidity will be affected. A failure to complete the Recapitalization could result in, among other things, a reduced level of support from the U.S. government, ratings downgrades and a loss in confidence in AIG by customers. As a result, a failure to complete the Recapitalization could have a material adverse effect on AIG's businesses, operations and liquidity.

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

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/s/ DAVID L. HERZOG David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer
/s/ JOSEPH D. COOK Joseph D. Cook Vice President Controller Principal Accounting Officer

Dated: November 5, 2010

American International Group, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit Number	Description	Location

10.1	Summary of Terms, dated as of September 30, 2010, by and among American International Group, Inc., the United States Department of the Treasury, the Federal Reserve Bank of New York and the AIG Credit Facility Trust.	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on September 30, 2010.
10.2	Purchase Agreement, dated as of September 30, 2010, between American International Group, Inc. and Prudential Financial, Inc. (excluding certain exhibits and schedules).	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on October 4, 2010.
10.3
	Settlement Term Sheet, dated July 1, 2010 with respect to the proposed settlement of the litigation titled In re AIG Securities Litigation. (portions of the exhibit have been redacted pursuant to a request for confidential treatment.)	Filed herewith.
11	Statement re computation of per share earnings	Included in Note 10 to the Consolidated Financial Statements.
12	Computation of ratios of earnings to fixed charges and preferred stock dividends	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009, (ii) the Consolidated Statement of Income (Loss) for the three and nine months ended September 30, 2010 and 2009, (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2010, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009 and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.*	Filed herewith.

*
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.