Form 10-Q/A
period 2010-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2010-11-23
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
Commission File Number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2592361
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

180 Maiden Lane, New York, New York	10038
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2010, there were 135,143,176 shares outstanding of the registrant’s common stock.

Part II
Item 6. Exhibits
Exhibit Index
SIGNATURES
EX-10.3
EX-31

EXPLANATORY NOTE
This amendment to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (Amendment No. 1) is being filed solely to provide a revised copy of Exhibit 10.3 to restore information that was previously omitted from Exhibit 10.3 pursuant to a request for confidential treatment. All other items of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the September 30, 2010 Form 10-Q) are unaffected by the change described above and have been omitted from this Amendment No. 1.

Part II
Item 6. Exhibits
The Exhibit index listed under Item 6 of Part II of the September 30, 2010 Form 10-Q is hereby amended such that Exhibit 10.3 is replaced in its entirety by the document attached as an exhibit to this Amendment No. 1, which is hereby included as an exhibit to the September 30, 2010 Form 10-Q.
Exhibit Index

Exhibit
Number	Description	Location
10.3	Settlement Term Sheet, dated July 1, 2010 with respect to the proposed settlement of the litigation titled In re AIG Securities Litigation.	Filed herewith.

31	Rule 13a-14/15d-14(a) Certifications	Filed herewith.
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

Dated: November 23, 2010