Form 10-K
period 2010-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2011-02-24
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
180 Maiden Lane, New York, New York (Address of principal executive offices)	10038 (Zip Code)

Registrant's telephone number, including area code (212) 770-7000

Securities registered pursuant to Section 12(b) of the Act: See Exhibit 99.02

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

     The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant's most recently completed second fiscal quarter) was approximately $4,397,000,000.

     As of January 31, 2011, there were outstanding 1,795,503,716 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant's definitive proxy statement for the 2011 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

(This page intentionally left blank)

2            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

AIG 2010 Form 10-K            3

American International Group, Inc., and Subsidiaries

Part I

Item 1.    Business

    American International Group, Inc. (AIG) is a leading international insurance organization serving customers in more than 130 countries. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange, as well as the stock exchanges in Ireland and Tokyo.

    Throughout this Annual Report on Form 10-K, the terms AIG, the Company, we, us and our are used to collectively refer to AIG, a Delaware corporation, and its consolidated subsidiaries. The term AIG Parent refers solely to American International Group, Inc., a Delaware corporation, and not to any of its consolidated subsidiaries.

    In September 2008, liquidity issues resulted in AIG seeking and receiving governmental support through a credit facility from the Federal Reserve Bank of New York (the FRBNY, and such credit facility, the FRBNY Credit Facility) and funding from the United States Department of the Treasury (Department of the Treasury) through the Troubled Asset Relief Program (TARP). On January 14, 2011, AIG was recapitalized (the Recapitalization) and the FRBNY Credit Facility was repaid and terminated through a series of transactions that resulted in the Department of the Treasury becoming AIG's majority shareholder with ownership of approximately 92 percent of AIG's outstanding common stock. AIG understands that, subject to market conditions, the Department of the Treasury intends to dispose of its ownership interest over time, and AIG has granted certain registration rights to the Department of the Treasury to facilitate such sales. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity and Notes 1 and 26 to the Consolidated Financial Statements for further discussion of the governmental support provided to AIG and the Recapitalization.

    AIG reports the results of its operations through the following three reportable segments:

  •
  Chartis — AIG's property and casualty operations are conducted through multiple line companies writing substantially all commercial and consumer lines both domestically and abroad. Beginning in the third quarter of 2010, reporting includes the results of Fuji Fire & Marine Insurance Company Limited (Fuji), a recently consolidated business writing primarily consumer lines in Japan. These operations were rebranded under the Chartis brand in 2009.

  •
  SunAmerica Financial Group (SunAmerica) — SunAmerica offers a comprehensive suite of products and services to individuals and groups, including term life, universal life, accident and health (A&H), fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. SunAmerica offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms. These operations were previously known as AIG Domestic Life Insurance & Retirement Services and were renamed SunAmerica in 2009.

  •
  Financial Services — AIG's financial services businesses engage in commercial aircraft leasing through International Lease Finance Corporation (ILFC) and the remaining Capital Markets portfolios through AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP).

4            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The principal business units in each of AIG's reportable segments at year-end 2010 are as follows.

Chartis	SunAmerica

National Union Fire Insurance Company of Pittsburgh, Pa. (National Union)	American General Life Insurance Company (American General)
New Hampshire Insurance Company (New Hampshire)	American General Life and Accident Insurance Company (AGLA)
American Home Assurance Company (American Home)	The United States Life Insurance Company in the City of New York (USLIFE)
Lexington Insurance Company (Lexington)	The Variable Annuity Life Insurance Company (VALIC)
AIU Insurance Company (AIUI)	Western National Life Insurance Company (Western National)
Chartis Overseas, Ltd.	SunAmerica Annuity and Life Assurance Company (SunAmerica Annuity)
Fuji Fire & Marine Insurance Company Limited (Fuji)
Chartis UK Holdings Limited (Chartis UK)
Chartis Europe, S.A. (Chartis Europe)
Financial Services
International Lease Finance Corporation (ILFC)
AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (AIGFP)

    The following principal business units are not included in AIG's reportable segments because they consist of businesses and items not allocated to AIG's reportable segments or have been or are in the process of being divested:

Other Operations, Including Divested Businesses	Discontinued Operations

Other operations:	American Life Insurance Company (ALICO) (sold in November 2010)
AIG Parent	AIG Star Life Insurance Co., Ltd. (AIG Star) (sold in February 2011)
United Guaranty Corporation (UGC)	AIG Edison Life Insurance Company (AIG Edison) (sold in February 2011)
American International Reinsurance Company Limited (AIRCO)	Nan Shan Life Insurance Company, Ltd. (Nan Shan) (expected to be sold in 2011)
Institutional Asset Management:	American General Finance, Inc. (AGF) (sold in November 2010)

AIG Global Asset Management Holdings Corp., AIG
Markets, Inc., AIG Asset Management U.S., LLC (and,
until their collective sale on March 26, 2010, PineBridge
Capital Partners, LLC, PineBridge Global
Investments LLC, and PineBridge Securities LLC,)
Direct Investment business:
AIG Global Real Estate Corp.
Divested businesses:

American International Assurance Company, Limited,
together with American International Assurance
Company (Bermuda) Limited, until their collective
deconsolidation on October 29, 2010 as a result of the
initial public offering of their parent holding company,
AIA Group Limited (AIA)

    For financial information concerning AIG's reportable segments, including geographic areas of operation, and changes made in 2010, see Note 3 to the Consolidated Financial Statements.

AIG 2010 Form 10-K            5

American International Group, Inc., and Subsidiaries

The following charts present the sources of AIG's revenues for the years ended December 31, 2010 and 2009:

2010	2009

*
Includes consolidation and eliminations, but excludes discontinued operations.

    Additional information about AIG's operations follows:

Chartis Operations

    Chartis is a major global property and casualty insurance franchise built over 90 years and serving more than 45 million clients. Chartis wrote $31.6 billion in net premiums in 2010. Chartis is diversified both in terms of classes of businesses and geographic locations. Chartis U.S. writes commercial and consumer products throughout the U.S. and Canada. Chartis International writes commercial and consumer products outside the U.S. and Canada. For the year ended December 31, 2010, Chartis U.S. and Chartis International comprised approximately 55 percent and 45 percent, respectively, of the Chartis business, measured by net premiums written.

    Chartis' combination of global reach and scale, extensive range of products and services, diversified, multi-channel distribution network and strong capital positions it to meet the demands of a broad range of customers worldwide.

    Chartis is diversified both in terms of classes of business and geographic locations. During 2010, 6 percent and 5 percent of its direct premiums written (gross premiums less return premiums and cancellations, excluding insurance assumed and before deducting reinsurance ceded) were written in the states of California and New York, respectively, and 13 percent and 8 percent in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of such premiums.

The composition of Chartis net premiums written in 2010 is as follows:

NPW by Region.	NPW by Line of Business

6            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Business Strategy

    Chartis leverages its global knowledge and experience in the property and casualty markets by competing in selected commercial lines such as executive liability/ director's and officer's liability (D&O), large risk management programs and commercial property. In recent years, Chartis has repositioned its Commercial Lines business mix by increasingly complementing its portfolio of Fortune 1000 and multinational clients with small-and medium-sized enterprises. Its global geographic footprint and local presence enable Chartis to provide multinational customers with insurance programs across borders and continents.

    Chartis also has a strong and growing consumer business. The consumer business underwrites lines such as Accident & Health, property, auto and liability for high-net-worth individuals, extended warranty and travel insurance products and services.

    Chartis' scale and diverse product offerings allow it to pursue cross-selling opportunities among its businesses. For example, Chartis can provide primary casualty coverage for an account as part of its commercial casualty unit, underwrite that account's board of directors through its executive liability business and insure the personal needs of its management through its Private Client Group as part of its Consumer segment.

Client Approach

    Chartis clients benefit from its substantial underwriting capacity, long-term commitment to the markets and clients it serves and tradition of product innovation and expertise. In 2010, Chartis introduced more than 200 products and services worldwide.

Capital Deployment

    Chartis' scale and geographical diversification also allow the business to strategically deploy capital to pursue the more attractive long-term opportunities around the world. Chartis regularly reviews and adjusts its business mix with the goals of aligning risk profile with risk tolerance and meeting capital management objectives.

Chartis U.S.

    The Chartis U.S. companies comprise the largest U.S.-domiciled commercial property and casualty group by 2010 net premiums written. Chartis U.S. distributes its products through independent retail and wholesale brokers, and writes business on both an admitted and surplus line basis. Chartis U.S. business in the United States and Canada is conducted through American Home, National Union, Lexington, the market leader in surplus lines, and certain other property-casualty insurance company subsidiaries of Chartis U.S. Inc.

    Chartis U.S.'s business strategy focuses on growing high-margin, less capital intensive lines of business, including segments of consumer lines, specialty markets and its multinational business, while leveraging its distribution relationships, innovation, national footprint and extensive product offering.

    Chartis U.S. commercial lines include:

    Casualty:    Includes general liability, commercial automobile liability, excess casualty and workers' compensation coverages. Also includes insurance and risk management programs for large corporate customers and other customized structured insurance products.

    Property:    Includes industrial and commercial property insurance products, which cover exposures to man-made and natural disasters.

    Specialty:    Includes aviation, marine and energy, environmental, kidnap-ransom, export credit and political risk coverages. It also offers various forms of professional liability insurance including D&O, fidelity, employment practices, fiduciary liability and errors and omissions coverages. Chartis U.S. also offers products and services to U.S.-based multinational clients doing business overseas and to foreign corporations doing business in the U.S. as part of its Worldsource business.

AIG 2010 Form 10-K            7

American International Group, Inc., and Subsidiaries

    Chartis U.S. consumer insurance lines include:

    Accident & Health:    Includes voluntary and sponsor-paid accidental and supplemental health products, including accidental death and disability and medical excess for employees, associations and other organizations. It also includes a broad range of travel insurance products and services for leisure and business travelers, including trip cancellation, trip interruption, lost baggage, travel assistance and concierge services.

    Personal:    Includes insurance products and risk management services for high net worth individuals (Private Client Group) including homeowners, automobile, umbrella, yacht and fine art coverages, as well as extended service contracts, primarily for consumer electronics products.

Chartis U.S. net premiums written for 2010 are as follows:

Chartis U.S. NPW

Chartis International

    Chartis International is the largest U.S.-based property and casualty insurer in Europe, the largest foreign insurance company in Japan and China, and an established leader in other developing markets such as India, Korea, Argentina and Russia. Chartis International is also a market leader in aerospace, marine, energy and financial lines.

    Chartis International's geographic footprint, its history in markets and its access to local resources allow it to better serve global clients and to take advantage of new and emerging opportunities around the world.

    Chartis International writes commercial (Casualty, Property and Specialty) and consumer (A&H, Personal and Life) lines through a network of agencies, branches and foreign-based insurance subsidiaries. Chartis International uses various marketing methods and multiple distribution channels to write both commercial and consumer lines of insurance with refinements for local laws, customs and needs. Given its extensive worldwide presence, Chartis International organizes itself into three broad regions: the Far East, Europe and Growth Economies (which primarily include Asia Pacific, the Middle East and Latin America).

    Chartis International's business strategy, aided by its competitive position in the international market and ability to write both commercial and consumer lines, is focused on growing its commercial business in emerging economies and consumer lines in many parts of the world.

    The acquisition of a controlling stake in Fuji Fire & Marine Insurance Company Limited (Fuji) in 2010 was consistent with this strategy. The acquisition of Fuji enhances Chartis' position in the substantial Japanese insurance market and provides a new distribution channel. As a result of this transaction, Chartis International has solidified its position as the largest foreign-owned property and casualty insurance group at December 31, 2010.

8            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Chartis International net premiums written for 2010 are as follows:

Chartis International NPW

Discussion and Analysis of Consolidated Loss Reserve Development

    The net liability for unpaid claims and claims adjustment expense (net loss reserves) shown in the following tables represents management's best estimate of future payments for covered losses, which is derived from the accumulation of estimates for reported losses (case basis reserves) and provisions for losses incurred but not reported (IBNR), both reduced by applicable reinsurance recoverable and the discount for future expected investment income, where permitted. Net losses and loss expenses are charged to income as incurred. For a discussion of our loss reserve experience in 2010, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results — Chartis Operations — Liability for Unpaid Claims and Claims Adjustment Expense.

    The loss reserves established with respect to foreign business are set and monitored in the currencies in which payment is expected to be made. Therefore, no assumption is included for changes in exchange rates. See Note 2(v) to the Consolidated Financial Statements.

    A significant portion of Chartis' business is in the commercial casualty class, which tends to involve longer periods of time for the reporting and settlement of claims and may increase the risk and uncertainty with respect to Chartis' loss reserve development.

    Management reviews the adequacy of established net loss reserves utilizing a number of analytical reserve development techniques. Through the use of these techniques, management monitors the adequacy of AIG's established reserves and determines appropriate assumptions for inflation and other factors influencing loss costs. Also, analysis of emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence, allows management to determine any required adjustments.

    The "Analysis of Consolidated Loss Reserve Development" table presents the development of net loss reserves for calendar years 2000 through 2010. Immediately following this table is a second table that presents all data on a basis that excludes asbestos and environmental net loss reserve development. The opening reserves held are shown at the top of the table for each year-end date. The amount of loss reserve discount included in the opening reserve at each date is shown immediately below the reserves held for each year. The undiscounted reserve at each date is equal to the sum of the discount and the reserve held.

    The upper half of the table presents the cumulative amounts paid during successive years related to the undiscounted opening loss reserves. For example, in the table that excludes asbestos and environmental losses, with respect to the net loss reserve of $35.56 billion at December 31, 2003, by the end of 2010 (seven years later) $43.18 billion had actually been paid in settlement of this net loss reserve. In addition, as reflected in the lower section of the table, the original undiscounted reserve of $37.08 billion was re-estimated to be $55.75 billion at December 31, 2010. This increase from the original estimate generally results from a combination of a number of factors, including claims being settled for larger amounts than originally estimated. The original estimates are also increased or decreased

AIG 2010 Form 10-K            9

American International Group, Inc., and Subsidiaries

as more information becomes known about the individual claims and overall claim frequency and severity patterns. The redundancy (deficiency) depicted in the table, for any particular calendar year, presents the aggregate change in estimates over the period of years subsequent to the calendar year reflected at the top of the respective column heading. For example, the deficiency of $2.68 billion at December 31, 2010 related to December 31, 2009 net losses and loss expense reserves of $69.24 billion represents the cumulative amount by which reserves in 2009 and prior years have developed unfavorably during 2010.

    The bottom of each table below presents the remaining undiscounted and discounted net loss reserves for each year. For example, in the table that excludes asbestos and environmental losses, for the 2002 year-end, the remaining undiscounted reserves held at December 31, 2010 are $11.04 billion, with a corresponding discounted net reserve of $10.08 billion.

    For a sensitivity analysis of loss reserves held at December 31, 2010, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Liability for Unpaid Claims and Claims Adjustment Expense.

Analysis of Consolidated Loss Reserve Development

The following table presents for each calendar year the loss reserves and the development thereof including those with respect to asbestos and environmental claims.*

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Net Reserves Held	$25,684	$26,005	$29,347	$36,228	$47,253	$57,476	$62,630	$69,288	$72,455	$67,899	$71,507
Discount (in Reserves Held)	1,287	1,423	1,499	1,516	1,553	2,110	2,264	2,429	2,574	2,655	3,217
Net Reserves Held (Undiscounted)	26,971	27,428	30,846	37,744	48,806	59,586	64,894	71,717	75,029	70,554	74,724
Paid (Cumulative) as of:
One year later	9,709	11,007	10,775	12,163	14,910	15,326	14,862	16,531	24,267	15,919
Two years later	17,149	18,091	18,589	21,773	24,377	25,152	24,388	31,791	36,164
Three years later	21,930	23,881	25,513	28,763	31,296	32,295	34,647	40,401
Four years later	26,090	28,717	30,757	33,825	36,804	40,380	40,447
Five years later	29,473	32,685	34,627	38,087	43,162	44,473
Six years later	32,421	35,656	37,778	42,924	46,330
Seven years later	34,660	38,116	41,493	45,215
Eight years later	36,497	41,055	43,312
Nine years later	38,943	42,591
Ten years later	40,153

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Net Reserves Held (Undiscounted)	$26,971	$27,428	$30,846	$37,744	$48,806	$59,586	$64,894	$71,717	$75,029	$70,554	$74,724
Undiscounted Liability as of:
One year later	26,979	31,112	32,913	40,931	53,486	59,533	64,238	71,836	77,800	74,736
Two years later	30,696	33,363	37,583	49,463	55,009	60,126	64,764	74,318	82,043
Three years later	32,732	37,964	46,179	51,497	56,047	61,242	67,303	78,275
Four years later	36,210	45,203	48,427	52,964	57,618	63,872	70,733
Five years later	41,699	47,078	49,855	54,870	60,231	67,102
Six years later	43,543	48,273	51,560	57,300	63,348
Seven years later	44,475	49,803	53,917	60,283
Eight years later	45,767	52,034	56,827
Nine years later	47,682	54,847
Ten years later	50,422
Net Redundancy / (Deficiency)	(23,451)	(27,419)	(25,981)	(22,539)	(14,542)	(7,516)	(5,839)	(6,558)	(7,014)	(4,182)
Remaining Reserves (Undiscounted)	10,269	12,256	13,515	15,068	17,018	22,629	30,286	37,874	45,879	58,817
Remaining Discount	824	941	1,116	1,245	1,363	1,531	1,751	2,056	2,425	2,836
Remaining Reserves	9,445	11,315	12,399	13,823	15,655	21,098	28,535	35,818	43,454	55,981

10            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the gross liability (before discount), reinsurance recoverable and net liability recorded for each calendar year, and the reestimation of these amounts as of December 31, 2010:

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Gross Liability, End of Year	$39,222	$42,629	$48,173	$53,388	$63,430	$79,279	$82,263	$87,929	$91,832	$88,041	$94,368
Reinsurance Recoverable, End of Year	12,251	15,201	17,327	15,644	14,624	19,693	17,369	16,212	16,803	17,487	19,644
Net Liability, End of Year	26,971	27,428	30,846	37,744	48,806	59,586	64,894	71,717	75,029	70,554	74,724
Reestimated Gross Liability	75,731	80,801	82,628	83,659	84,848	91,544	91,738	97,890	101,022	94,070
Reestimated Reinsurance Recoverable	25,309	25,954	25,801	23,376	21,500	24,442	21,005	19,615	18,979	19,334
Reestimated Net Liability	50,422	54,847	56,827	60,283	63,348	67,102	70,733	78,275	82,043	74,736
Cumulative Gross Redundancy/(Deficiency)	(36,509)	(38,172)	(34,455)	(30,271)	(21,418)	(12,265)	(9,475)	(9,961)	(9,190)	(6,029)

*
During 2009, Transatlantic Holdings, Inc. (Transatlantic) was deconsolidated and 21st Century Insurance Group and Agency Auto Division (excluding AIG Private Client Group) (21st Century) and HSB Group, Inc. (HSB) were sold. The sales and deconsolidation are reflected in the table above as a reduction in December 31, 2009 net reserves of $9.7 billion and as an $8.6 billion increase in paid losses for the years 1999 through 2008 to remove the reserves for these divested entities from the ending balance.

Analysis of Consolidated Losses and Loss Expense Reserve Development Excluding Asbestos and Environmental Losses and Loss Expense Reserve Development

The following table presents the losses and loss expense reserves and the development thereof excluding those for asbestos and environmental claims for each calendar year.*

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Net Reserves Held	$24,829	$25,286	$28,651	$35,559	$45,742	$55,226	$60,451	$67,597	$71,062	$66,588	$69,157
Discount (in Reserves Held)	1,287	1,423	1,499	1,516	1,553	2,110	2,264	2,429	2,574	2,655	3,055
Net Reserves Held (Undiscounted)	26,116	26,709	30,150	37,075	47,295	57,336	62,715	70,026	73,636	69,243	72,212
Paid (Cumulative) as of:
One year later	9,515	10,861	10,632	11,999	14,718	15,047	14,356	16,183	24,028	15,618
Two years later	16,808	17,801	18,283	21,419	23,906	24,367	23,535	31,204	35,613
Three years later	21,447	23,430	25,021	28,129	30,320	31,163	33,555	39,503
Four years later	25,445	28,080	29,987	32,686	35,481	39,009	39,044
Five years later	28,643	31,771	33,353	36,601	41,600	42,791
Six years later	31,315	34,238	36,159	41,198	44,456
Seven years later	33,051	36,353	39,637	43,178
Eight years later	34,543	39,055	41,163
Nine years later	36,752	40,299
Ten years later	37,671

AIG 2010 Form 10-K            11

American International Group, Inc., and Subsidiaries

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Net Reserves Held (Undiscounted)	$26,116	$26,709	$30,150	$37,075	$47,295	$57,336	$62,715	$70,026	$73,636	$69,243	$72,212
Undiscounted Liability as of:
One year later	26,071	30,274	32,129	39,261	51,048	57,077	62,043	70,096	76,251	71,925
Two years later	29,670	32,438	35,803	46,865	52,364	57,653	62,521	72,423	78,994
Three years later	31,619	36,043	43,467	48,691	53,385	58,721	64,904	74,880
Four years later	34,102	42,348	45,510	50,140	54,908	61,195	66,833
Five years later	38,655	44,018	46,925	51,997	57,365	62,924
Six years later	40,294	45,201	48,584	54,272	58,981
Seven years later	41,213	46,685	50,786	55,753
Eight years later	42,459	48,761	52,199
Nine years later	44,219	50,077
Ten years later	45,463
Net Redundancy/(Deficiency)	(19,347)	(23,368)	(22,049)	(18,678)	(11,686)	(5,588)	(4,118)	(4,854)	(5,358)	(2,682)
Remaining Reserves (Undiscounted)	7,792	9,778	11,036	12,575	14,525	20,133	27,789	35,377	43,381	56,307
Remaining Discount	662	779	953	1,083	1,201	1,369	1,589	1,894	2,263	2,674
Remaining Reserves	7,130	8,999	10,083	11,492	13,324	18,764	26,200	33,483	41,118	53,633

The following table presents the gross liability excluding liability for asbestos and environmental claims (before discount), reinsurance recoverable and net liability for each calendar year and the reestimation of these amounts as of December 31, 2010:

(in millions)	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Gross Liability, End of Year	$36,777	$40,400	$46,036	$51,363	$59,790	$73,808	$77,111	$83,551	$87,973	$84,467	$87,830
Reinsurance Recoverable, End of Year	10,661	13,691	15,887	14,288	12,495	16,472	14,396	13,525	14,337	15,224	15,618
Net Liability, End of Year	26,116	26,709	30,149	37,075	47,295	57,336	62,715	70,026	73,636	69,243	72,212
Reestimated Gross Liability	63,792	69,391	71,561	72,973	74,452	81,570	82,422	89,452	93,331	87,149
Reestimated Reinsurance Recoverable	18,329	19,314	19,362	17,220	15,471	18,646	15,589	14,572	14,337	15,224
Reestimated Net Liability	45,463	50,077	52,199	55,753	58,981	62,924	66,833	74,880	78,994	71,925
Cumulative Gross Redundancy/(Deficiency)	(27,015)	(28,991)	(25,525)	(21,610)	(14,662)	(7,762)	(5,311)	(5,901)	(5,358)	(2,682)

*
During 2009, Transatlantic was deconsolidated and 21st Century and HSB were sold. The sales and deconsolidation are reflected in the table above as a reduction in December 31, 2009 net reserves of $9.6 billion and as an $8.6 billion increase in paid losses for the years 1999 through 2008 to remove the reserves for these divested entities from the ending balance.

    The Liability for unpaid claims and claims adjustment expense as reported in AIG's Consolidated Balance Sheet at December 31, 2010 differs from the total reserve reported in the Annual Statements filed with state insurance departments and, where appropriate, with foreign regulatory authorities. The differences at December 31, 2010 relate primarily to reserves for certain foreign operations not required to be reported in the United States for statutory reporting purposes. Further, statutory practices in the United States require reserves to be shown net of applicable reinsurance recoverable. In addition, AIG's Consolidated Balance Sheet and the amounts in the tables above are reflected net of intercompany transactions, whereas statutory financial statements include reserves for intercompany transactions.

    Gross loss reserves are calculated without reduction for reinsurance recoverable and represent the accumulation of estimates for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

12            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    For further discussion regarding net loss reserves, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results — Chartis Operations — Liability for Unpaid Claims and Claims Adjustment Expense.

SunAmerica Operations

    SunAmerica offers a comprehensive suite of products and services to individuals and groups including term life, universal life, accident and health (A&H), fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. SunAmerica offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms.

    The SunAmerica segment has two operating segments: Domestic Life, which focuses on mortality-and morbidity-based protection products, and Domestic Retirement Services, which focuses on investment, retirement savings and income solutions.

Business Strategy

    SunAmerica's strategy is to increase sales of its products and services in a disciplined manner that drives consistent, profitable earnings growth and efficient use of capital. To do so, SunAmerica will seek to take advantage of the growing need for insurance solutions to help Americans achieve their protection, investment, retirement savings and retirement income goals. With its comprehensive platform of products and services offered through a diverse multi-channel distribution network, SunAmerica is well positioned to help a wide array of customers meet their goals. SunAmerica plans to further expand its distribution network by adding more distribution firms, increasing the number of individual agents and financial advisors who sell its products and seeking to increase the productivity of those agents and advisors already selling its products — especially those in its affiliated group of career and independent agents and financial advisors. SunAmerica will pursue a disciplined approach to pricing, product feature development, risk management, asset/liability management and expense control. SunAmerica will work to enhance operational efficiencies and service levels through prudent investments in technology, leveraging resources and enhancing utilization of lower cost operations centers.

Domestic Life

    SunAmerica's Domestic Life operations are conducted through the American General business unit:

    American General is a leading provider of individual term and universal life insurance solutions to middle-income and high-net-worth customers. Primary products include term, universal and whole life insurance, A&H, fixed and indexed deferred annuities, fixed payout annuities, private placement variable annuities, structured settlements, terminal funding, corporate-owned life insurance, bank-owned life insurance and group benefits. American General distributes its products through independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms, including its wholly owned Matrix Direct platform.

Domestic Retirement Services

    SunAmerica's Domestic Retirement Services operations consist of five business units:

    VALIC is a leading provider of defined contribution retirement savings plans sponsored by education, not-for-profit and government organizations. Primary products include fixed and variable group annuities, and group mutual funds. VALIC also offers group administrative and compliance services, and individual annuity and mutual fund products. VALIC utilizes career and independent financial advisors to provide enrollment support and comprehensive financial planning services.

AIG 2010 Form 10-K            13

American International Group, Inc., and Subsidiaries

    Western National is a leading provider of fixed deferred annuities to bank customers. Primary products include single and flexible premium deferred fixed annuities. Western National sustains its leading position in bank distribution through its collaborative product design process and efficient and flexible administration platform.

    SunAmerica Retirement Markets is a leading provider of deferred variable annuities, which provide comprehensive retirement income solutions. Variable annuities provide market participation through a diverse menu of equity and fixed income portfolios, guaranteed death benefits and a suite of guaranteed retirement income solutions. SunAmerica Retirement Markets distributes products through national, regional, bank and independent broker-dealer firms.

    Brokerage Services and Retail Mutual Funds includes the operations of SunAmerica Asset Management, which provides retail mutual funds and administration services for VALIC's and SunAmerica Retirement Markets' variable annuity funds, and The Advisor Group, which is one of the largest networks of independent financial advisors in the U.S.

    Other includes the operations of SunAmerica Affordable Housing Partners, runoff Guaranteed Investment Contracts (GIC) and individual annuity portfolios.

The following charts present SunAmerica premiums and other considerations and premiums, deposits and other considerations by line of business:

Premiums and Other Considerations	Premiums, Deposits and Other Considerations

    Premiums and other considerations represent premiums received on traditional life insurance policies, deposits on life contingent payout annuities and fee income related to annuities and life insurance policies. Premiums, deposits and other considerations is a non-GAAP measure which includes life insurance premiums, deposits on annuity contracts and mutual funds.

The following table presents a reconciliation of premiums, deposits and other considerations to premiums and other considerations:

Year Ended December 31, (in millions)	2010

Premiums, deposits and other considerations	$19,086
Deposits	(16,461)
Fee income	2,710
Other	(105)

Premiums and other considerations	$5,230

14            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Reinsurance Activities

    Chartis subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account on a gross line basis and subsequently reinsuring on either an individual risk or an aggregate basis to the extent those risks exceed the desired retention level.

    For a further discussion of reinsurance, see Item 1A. Risk Factors — Reinsurance; and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Insurance Risk Management — Reinsurance.

Insurance Investment Activities

    A significant portion of the revenues of Chartis and SunAmerica operations are derived from AIG's insurance investment activities. As insurance companies, Chartis and SunAmerica generally receive premiums and deposits well in advance of paying covered claims or benefits. In the intervening periods, these premiums and deposits are invested to generate net investment income and fee income that is available to pay claims or benefits.

    AIG's worldwide insurance investment policy places primary emphasis on investments in fixed income securities of corporations, municipal bonds and government issuances in all of its portfolios, and, to a lesser extent, investments in high-yield bonds, common stocks, real estate, hedge funds and other alternative investments.

    The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of SunAmerica, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with assets of comparable duration. Fixed maturity securities held by the insurance companies included in Chartis U.S. historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to meet the Chartis U.S. current risk/return and tax objectives, the domestic property and casualty companies have begun to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments which meet the companies' liquidity, duration and quality objectives as well as current risk-return and tax objectives. Fixed maturity securities held by Chartis International companies consist primarily of intermediate duration high-grade securities.

    See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments — Investment Strategy for discussion of AIG's investment strategy.

The following table summarizes the investment results of AIG's insurance operations, excluding the results of discontinued operations:

Years Ended December 31, (in millions)	Annual Average Investments(a)	Net Investment Income	Pre-tax Return on Average Investments(b)

Chartis:
2010	$100,583	$4,392	4.4%
2009	89,236	3,292	3.7
2008	92,313	2,567	2.8
SunAmerica:
2010	$154,167	$10,768	7.0%
2009	148,202	9,553	6.4
2008	196,515	9,134	4.6

(a)
Includes real estate investments and, in 2008, collateral assets invested under the securities lending program, and excludes cash and short-term investments.

(b)
Net investment income divided by the annual average investments.

AIG 2010 Form 10-K            15

American International Group, Inc., and Subsidiaries

Financial Services Operations

Aircraft Leasing

    International Lease Finance Corporation (ILFC), one of the world's leading aircraft lessors, acquires commercial jet aircraft from various manufacturers and other parties and leases those aircraft to airlines around the world.

    As of December 31, 2010, ILFC managed a lease portfolio of over 1,000 aircraft, including an owned fleet of 933 aircraft with a net book value of approximately $38.5 billion. Additionally, ILFC had contracted with Boeing and Airbus to purchase 115 new aircraft through 2019, with an estimated purchase price of approximately $13.5 billion.

    ILFC believes its scale, the breadth and mix of its aircraft portfolio and its long-standing relationships with a global customer base that includes the majority of the world's leading airlines allow it to lease aircraft under favorable terms and maximize utilization.

    As part of its ongoing fleet strategy, ILFC may pursue potential aircraft sales or opportunities to sell parts of aircraft. In evaluating its fleet strategies, ILFC is balancing the need for funding with the long-term value of holding aircraft and other financing alternatives.

Capital Markets

    AIGFP has continued to unwind its portfolios, including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity of Parent and Subsidiaries — Financial Services — Capital Markets Wind-down. Prior to the wind-down, AIGFP engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates.

    Historically, AIGFP derived a significant portion of its revenues from hedged financial positions entered into in connection with counterparty transactions. Prior to the wind-down, AIGFP also participated as a dealer in a wide variety of financial derivatives transactions.

Other Operations

    AIG's Other operations include results from Parent & Other operations, after allocations to AIG's business segments, Mortgage Guaranty operations, Asset Management operations and results from those divested businesses not included in Discontinued operations.

Parent & Other

    AIG's Parent & Other operations consist primarily of interest expense, intercompany interest income that is eliminated in consolidation, restructuring costs, expenses of corporate staff not attributable to specific reportable segments, expenses related to efforts to improve internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation related charges and net gains and losses on sale of divested businesses and properties that did not qualify for discontinued operations accounting treatment. In addition, fair value gains or losses on AIG's remaining interest in AIA and in the MetLife, Inc. (MetLife) securities received as consideration from the sale of ALICO are recorded as Net investment income and are included in Parent & Other operations.

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers mortgage lenders for the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

16            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

UGC previously insured second-lien and private student loans, but ceased insuring new business in these products in 2008, although certain of the second-lien policies are subject to reinstatement.

    Mortgage Guaranty is seeking to take advantage of its risk-based pricing approach, expand into new attractive markets and manage its legacy exposures through risk mitigation strategies.

Asset Management Operations

    AIG's Asset Management operations include the results of the Direct Investment business and the Institutional Asset Management business.

    On March 26, 2010, AIG completed the sale of its third-party asset management business. The results of operations through the closing of the sale are included in the Institutional Asset Management results. Subsequent to the sale, Institutional Asset Management derives the majority of its revenues from providing asset management services to AIG and its subsidiaries and are eliminated in consolidation.

Direct Investment Business

    The Direct Investment business includes results of AIG Global Real Estate, the Matched Investment Program (MIP), AIG's historical program to generate spread income from investments yielding returns greater than AIG's cost of funds, and certain non-derivative assets and liabilities of AIGFP. The MIP assets and liabilities and the AIGFP portfolio are being managed as a single portfolio to better match maturities of assets and liabilities. AIG Global Real Estate is selling, restructuring or otherwise divesting its assets and reducing its funding obligations. Direct Investment business operating results are significantly impacted by performance in the credit, equity, interest rate, foreign exchange and real estate markets.

Institutional Asset Management Business

    AIG's Institutional Asset Management business is conducted through AIG Global Asset Management Holdings Corp. and its subsidiaries, including AIG Markets, Inc. (AIG Markets). AIG Markets acts as a derivative intermediary transacting with AIG, its subsidiaries and third parties.

Divested Businesses

    Divested businesses include the historical results of divested entities that did not meet the criteria for discontinued operations accounting treatment as well as certain immaterial non-core businesses currently in run-off. Divested businesses include the historical results of AIA through October 29, 2010 and AIG's remaining consumer finance business, discussed below. In the third quarter of 2010 AIG completed an initial public offering of ordinary shares of AIA; upon completion of the initial public offering, AIG owned approximately 33 percent of the outstanding shares of AIA. Based on AIG's continuing involvement with AIA, as a result of its ownership of 33 percent of AIA's shares and board representation, AIA is not presented as a discontinued operation.

Discontinued Operations

    Discontinued operations include the results of ALICO, AIG Star, AIG Edison, Nan Shan and AGF. In the fourth quarter of 2010 AIG closed the sales of ALICO and AGF, and on February 1, 2011 AIG closed the sale of AIG Star and AIG Edison. On January 12, 2011, AIG entered into an agreement to sell Nan Shan, and expects to close the sale within the next 12 months. See Note 4 to the Consolidated Financial Statements for additional information on discontinued operations.

    Additionally, following the classification of AGF as a discontinued operation in the third quarter of 2010 (see Note 4 to the Consolidated Financial Statements), AIG's remaining consumer finance business, which is conducted through the AIG Federal Savings Bank and the Consumer Finance Group in Poland, is now reported in AIG's Other operations category as part of Divested businesses.

AIG 2010 Form 10-K            17

American International Group, Inc., and Subsidiaries

Locations of Certain Assets

    As of December 31, 2010, approximately 25 percent of the consolidated assets of AIG were located outside the U.S. and Canada, including $3.6 billion of cash and securities on deposit with regulatory authorities in those locations. Operations outside the U.S. and Canada and assets held abroad may be adversely affected by political developments in foreign countries, including tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of any affected assets. Certain of the countries in which AIG's business is conducted have currency restrictions that generally cause a delay in a company's ability to repatriate assets and profits. See also Item 1A. Risk Factors — Foreign Operations and Notes 2 and 3 to the Consolidated Financial Statements.

Regulation

    AIG's operations around the world are subject to regulation by many different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad.

Supervisory Coordinator

    In 1999, AIG became a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (HOLA) when the U.S. Office of Thrift Supervision (OTS) granted AIG approval to organize AIG Federal Savings Bank. Until March 2010, AIG was subject to OTS regulation, examination, supervision and reporting requirements.

    Under prior law, a unitary savings and loan holding company, such as AIG, was not restricted as to the types of business in which it could engage, provided that its savings association subsidiary continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 (GLBA) provides that no company may acquire control of an OTS-regulated institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies. The GLBA, however, grandfathered the unrestricted authority for activities with respect to a unitary savings and loan holding company existing prior to May 4, 1999, so long as its savings association subsidiary continues to be a qualified thrift lender under the HOLA. As a unitary savings and loan holding company whose application was pending as of May 4, 1999, AIG is grandfathered under the GLBA and generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that AIG Federal Savings Bank continues to be a qualified thrift lender under the HOLA.

    Directive 2002/87/EC (Directive) issued by the European Parliament provides that certain financial conglomerates with regulated entities in the European Union, such as AIG, are subject to supplementary supervision. Pursuant to the Directive, the Commission Bancaire, the French banking regulator, was appointed as AIG's supervisory coordinator. From February 2007 until March 2010, with the approval of the Commission Bancaire, OTS acted as AIG's equivalent supervisor, as permitted by the Directive in circumstances in which a financial conglomerate organized outside the European Union, such as AIG, has proposed to have one of its existing regulators recognized as its coordinator and such regulator's supervision is determined to be equivalent to that required by the Directive. Since March 2010, AIG has been in discussions with, and has provided information to, the Autorité de Contrôle Prudentiel (formerly, the Commission Bancaire) and the UK Financial Services Authority regarding the possibility of proposing another of AIG's existing regulators as its equivalent supervisor.

Dodd-Frank Wall Street Reform and Consumer Protection Act

    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank effects comprehensive changes to the regulation of financial services in the United States and will subject AIG to substantial additional federal regulation. Dodd-Frank is intended to enhance the safety and soundness of U.S. financial institutions and increase public confidence in them. Dodd-Frank directs existing and newly-created government agencies and oversight bodies to promulgate regulations implementing the law, an

18            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

ongoing process anticipated to continue over the next few years. Many of the regulations must be adopted before July 16, 2011. AIG cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally; impact AIG's businesses, results of operations, cash flows or financial condition; or require AIG to raise additional capital or result in a downgrade of AIG's credit ratings.

    Dodd-Frank's potential impact on AIG includes the following:

  •
  The new legislation provides two scenarios in which the Board of Governors of the Federal Reserve System (FRB) could become AIG's regulator: (1) if AIG is recognized as a "savings and loan holding company" as defined by the Home Owners' Loan Act (HOLA); and/or (2) if the newly created systemic risk regulator — the Financial Stability Oversight Council (Council) — designates AIG as a company whose material financial distress, or whose nature, scope, size, scale, concentration, interconnectedness or mix of activities, could pose a threat to the financial stability of the United States (a Designated Financial Company).

  •
  If AIG becomes subject, as a savings and loan holding company, to the examination, enforcement and supervisory authority of the FRB, the FRB would be required to impose minimum leverage and risk-based capital requirements on AIG and its subsidiaries. AIG cannot predict what capital regulations the FRB would promulgate under these authorizations, either generally or as applicable to insurance businesses, nor can AIG predict how the FRB would exercise general supervisory authority over AIG. If designated as a Designated Financial Company, AIG would become subject to stricter prudential standards not yet specified, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions, a new early remediation process and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress.

  •
  If AIG is designated as a Designated Financial Company and determined to be a grave threat to U.S. financial stability, it would be required to maintain a debt-to-equity ratio of no more than 15:1, and the FRB could (i) limit AIG's ability to merge with, acquire, consolidate with, or become affiliated with another company, to offer specified financial products or to terminate specified activities; (ii) impose conditions on how we conduct our activities or (iii) with approval of the Council, and a determination that the foregoing actions are inadequate to mitigate a threat to U.S. financial stability, require AIG to sell or otherwise transfer assets or off-balance-sheet items to unaffiliated entities.

  •
  In either scenario, AIG may become subject to stress tests to determine whether, on a consolidated basis, AIG has the capital necessary to absorb losses due to adverse economic conditions. AIG cannot predict how the stress tests would be designed or conducted or whether the results thereof would cause AIG to alter its business practices or affect the perceptions of regulators, rating agencies, customers, counterparties or investors about AIG's financial strength.

  •
  The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that AIG and other insurers or other financial services companies engage in.

  •
  If AIG is considered a banking entity for purposes of certain provisions in Dodd-Frank referred to as the "Volcker Rule" AIG would become subject to the provisions of Dodd-Frank prohibiting, subject to the rule's exceptions, "proprietary trading" and the sponsorship of, or investment in, hedge, private equity or similar funds. Even if AIG no longer controlled an insured depository institution, AIG might still be subject to additional capital and quantitative limitations under the Volcker Rule.

  •
  Title II of Dodd-Frank provides that a financial company whose largest United States subsidiary is an insurer may be subject to a special liquidation process outside the federal bankruptcy code. That process is to be administered by the Federal Deposit Insurance Corporation (FDIC) upon a coordinated determination by the Secretary of the Treasury, the director of the Federal Insurance Office and the Board of Governors of the Federal Reserve System, in consultation with the FDIC, that such a financial company is in default or in

AIG 2010 Form 10-K            19

American International Group, Inc., and Subsidiaries

    danger of default and presents a systemic risk to U.S. financial stability. AIG is a financial company and its largest U.S. subsidiary is an insurer.

  •
  Dodd-Frank establishes a new framework for regulation of the over-the-counter (OTC) derivatives markets and certain market participants that could affect various activities of AIG and its insurance subsidiaries, as well as Capital Markets. These regulations could impose margin or collateral requirements on derivative transactions entered into by AIG prior to the passage of Dodd-Frank or intercompany derivative transactions between AIG and one or more of its affiliates or between affiliates. Any such margin or collateral requirements could adversely affect AIG's liquidity and credit ratings. The CFTC and SEC have published proposed rules governing major swap participants and major security-based swap participants. If AIG or one or more of its subsidiaries meet the tests finally adopted by the CFTC or SEC, AIG or one or more of its subsidiaries may become subject to derivative transaction clearing, execution and reporting requirements, capital and margin requirements and business conduct rules.

  •
  Dodd-Frank establishes a Federal Insurance Office (FIO) within the Department of the Treasury to be headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory authority over the business of insurance, the director of this office would perform various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and participating in the Council's decisions regarding insurers, potentially including AIG to be designated for stricter prudential regulation. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states. The FIO may also recommend enhanced regulations to state insurance regulatory bodies.

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

  •
  Title XIV of Dodd-Frank also restricts certain terms for mortgage loans, such as loan fees, prepayment fees and other charges, and imposes certain duties on a lender to ensure that a borrower can afford to repay the loan. These changes may adversely affect UGC's business.

  •
  Dodd-Frank seeks to increase efficiency, reduce transaction costs and improve consumer access in the nonadmitted property and casualty insurance market (excess and surplus lines). AIG expects that these measures will make certain of Chartis' operations within the U.S. more streamlined and efficient, although they could lead to greater competition in these markets.

  •
  Dodd-Frank includes various securities law reforms that may affect AIG's business practices and the liabilities and/or exposures associated therewith, including:

    •
    The SEC recently completed a staff report on registered broker-dealers who provide personalized investment advice to retail investors, such as certain of SunAmerica's operations. The staff report recommended to Congress a uniform fiduciary standard of conduct for broker-dealers and investment advisers. The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

    •
    The SEC and other regulators are required to promulgate regulations requiring the originator of certain asset-backed securities to retain at least five percent of the credit risk of securities sold, which may apply to activities of subsidiaries of AIG as part of their funding activities in the future.

20            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    Dodd-Frank imposes various assessments on financial companies, including, as applicable to AIG, ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the regulatory authority would have to take account of the amounts paid by AIG into state guaranty funds). AIG cannot predict the potential effects the new legislation will have on its organizational structure, financial condition or results of operations. However, it is possible that such effect could be materially adverse.

    In addition to the adoption of Dodd-Frank in the United States, regulators and lawmakers around the world are actively reviewing the causes of the financial crisis and taking steps to avoid similar problems in the future. The Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies, particularly systematically important financial institutions, should be regulated. These frameworks and recommendations address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including compensation, and a host of related issues associated with responses to the financial crisis. The FSB has directed the International Association of Insurance Supervisors (the IAIS, headquartered in Basel, Switzerland) to create standards relative to these areas and incorporate them within that body's Insurance Core Principles. IAIS Insurance Core Principles form the baseline threshold for how countries' financial services regulatory efforts are measured relative to the insurance sector. That measurement is made by periodic Financial Sector Assessment Program (FSAP) reviews conducted by the World Bank and the International Monetary Fund and the reports thereon spur the development of country-specific additional or amended regulatory changes. Lawmakers and regulatory authorities in a number of jurisdictions in which AIG's subsidiaries conduct business have already begun implementing legislative and regulatory changes consistent with these recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency (FSA) in Japan, financial and banking regulation adopted in France and compensation regulations proposed or adopted by the financial regulators in Germany (BaFIN) and the United Kingdom (FSA).

    AIG cannot predict whether these actions will become effective or the effect they may have on the financial markets or on AIG's business, results of operations, cash flows, financial condition and credit ratings.

Other Regulatory Developments

    AIG's operations are subject to regulatory supervision and the possibility of intervention. In light of AIG's liquidity problems beginning in the third quarter of 2008, AIG and its regulated subsidiaries have been subject to intense review and supervision around the world. Regulators have taken significant steps to protect the businesses of the entities they regulate. These steps have included:

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

    Legislation in the European Union could also affect AIG's international insurance operations. The Solvency II Directive (2009/138/EEC), which was adopted on November 25, 2009 and is expected to become effective in January 2013 (Solvency II), reforms the insurance industry's solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. The impact on AIG will depend on whether the U.S. insurance regulatory regime is deemed "equivalent" to Solvency II; if the U.S. insurance regulatory regime is not equivalent, then AIG as a group could be required to be supervised under

AIG 2010 Form 10-K            21

American International Group, Inc., and Subsidiaries

Solvency II standards. Whether the U.S. insurance regulatory regime will be deemed "equivalent" is still under consideration by European authorities and remains uncertain, so AIG is not currently able to predict the impact of Solvency II.

    AIG expects that the regulations applicable to it and its regulated entities will continue to evolve for the foreseeable future.

Regulation of Domestic Insurance Subsidiaries

    Certain states require registration and periodic reporting by insurance companies that are licensed in such states and are controlled by other corporations. Applicable legislation typically requires periodic disclosure concerning the corporation that controls the registered insurer and the other companies in the holding company system and prior approval of intercorporate services and transfers of assets, including in some instances payment of dividends by the insurance subsidiary, within the holding company system. AIG's subsidiaries are registered under such legislation in those states that have such requirements.

    AIG's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the United States, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relate primarily to the financial condition of the insurers and their corporate conduct and market conduct activities. This includes approval of policy forms and rates, the standards of solvency that must be met and maintained, including with respect to risk-based capital, the licensing of insurers and their agents, the nature of and limitations on investments, restrictions on the size of risks that may be insured under a single policy, deposits of securities for the benefit of policyholders, requirements for acceptability of reinsurers, periodic examinations of the affairs of insurance companies, the form and content of reports of financial condition required to be filed and reserves for unearned premiums, losses and other purposes. In general, such regulation is for the protection of policyholders rather than the equity owners of these companies.

    AIG has taken various steps to enhance the capital positions of the Chartis U.S. and SunAmerica companies. AIG entered into capital maintenance agreements with these companies that set forth procedures through which AIG has provided, and expects to continue to provide, capital support. Also, in order to allow the Chartis U.S. companies to record as an admitted asset at December 31, 2010 certain reinsurance ceded to non-U.S. reinsurers, which has the effect of maintaining the level of the statutory surplus of such companies, AIG obtained and entered into reimbursement agreements for approximately $6.1 billion of letters of credit issued by several commercial banks in favor of certain Chartis and SunAmerica companies and funded trusts totaling $800 million in favor of certain Chartis companies.

    In the U.S., the Risk-Based Capital (RBC) formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC Model Law, which allows states to act upon the results of RBC calculations, provides for four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a calculated RBC ratio above the respective threshold through a mandatory regulatory takeover of the company. The action thresholds are based on RBC levels that are calculated so that a company, subject to such actions, is solvent but its future solvency is in doubt without some type of corrective action. The RBC formula computes a risk-adjusted surplus level by applying discreet factors to various asset, premium and reserve items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk.

    The statutory surplus of each of AIG's U.S.-based life and property and casualty insurance subsidiaries exceeded RBC minimum required levels as of December 31, 2010.

    To the extent that any of AIG's insurance entities would fall below prescribed levels of statutory surplus, it would be AIG's intention to provide appropriate capital or other types of support to that entity, under formal support or capital maintenance agreements or otherwise.

22            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    There are a number of proposals to amend state insurance laws and regulations in ways that could affect AIG and its subsidiaries. The National Association of Insurance Commissioners (NAIC) has recently adopted or amended model laws on holding company regulation that would provide for supervision of insurers at the corporate group level. Although these changes are only beginning to be adopted by individual state regulators, it can be expected that most will ultimately adopt them in some form. The various proposals to implement group supervision include:

  •
  uniform standards for insurer corporate governance;

  •
  group-wide supervision of insurance holding companies;

  •
  adjustments to RBC calculations to account for group-wide risks; and

  •
  additional regulatory and disclosure requirements for insurance holding companies.

    Additionally, the NAIC has undertaken the Solvency Modernization Initiative (SMI) which focuses on a review of insurance solvency regulations throughout the U.S. financial regulatory system and will lead to a set of long-term solvency modernization goals. SMI is broad in scope, but NAIC has stated that its focus will include the U.S. solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and corporate governance.

    AIG cannot predict the potential effect that any new regulations would have on AIG's insurance subsidiaries or on AIG's business, results of operations, cash flows or financial condition.

Regulation of Domestic Subsidiaries in Foreign Jurisdictions

    A substantial portion of Chartis' business is conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification or revocation by such authorities, and these subsidiaries could be prevented from conducting business in certain of the jurisdictions where they currently operate.

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

    See Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Regulation and Supervision and Note 18 to Consolidated Financial Statements.

Competition

    AIG's businesses operate in highly competitive environments, both domestically and overseas. Principal sources of competition are insurance companies, banks, investment banks and other non-bank financial institutions. AIG considers its principal competitors to be other large multi-national insurance organizations.

    The insurance industry in particular is highly competitive. Within the United States, Chartis subsidiaries compete with approximately 3,300 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. SunAmerica subsidiaries compete in the United States with approximately 1,800 life insurance companies and other participants in related financial services fields. Overseas, AIG's subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies in particular areas in which they are active.

AIG 2010 Form 10-K            23

American International Group, Inc., and Subsidiaries

    As a result of the reduction of the credit ratings of AIG and its subsidiaries, AIG's businesses have faced and continue to face intense competition to retain existing customers and to maintain business with existing customers and counterparties at historical levels. General insurance and life insurance companies compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Retirement services companies compete through crediting rates and the issuance of guaranteed benefits.

    For a further discussion of the risks relating to retaining existing customers, soliciting new customers and retaining key employees, see Item 1A. Risk Factors.

Other Information about AIG

    At December 31, 2010, AIG and its subsidiaries had approximately 63,000 employees.

    AIG's internet address for its corporate website is www.aigcorporate.com. AIG makes available free of charge, through the Investor Information section of AIG's corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements on Schedule 14A and amendments to those reports or statements filed or furnished pursuant to Sections 13(a), 14(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). AIG also makes available on its corporate website copies of the charters for its Audit, Nominating and Corporate Governance and Compensation and Management Resources Committees, as well as its Corporate Governance Guidelines (which include Director Independence Standards), Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics, Employee Code of Conduct and Related-Party Transactions Approval Policy. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on AIG's website or that can be accessed through its website is not incorporated by reference into this Annual Report on Form 10-K.

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

    Robert Benmosche joined AIG as Chief Executive Officer in August 2009. Prior to joining AIG, Mr. Benmosche served as a member of the Board of Directors of Credit Suisse Group since 2002. Mr. Benmosche was former Chairman, President and Chief Executive Officer of MetLife, a leading provider of insurance and other financial services.

    Thomas Russo joined AIG as Executive Vice President — Legal, Compliance, Regulatory Affairs and Government Affairs and General Counsel in February 2010. Prior to joining AIG, Mr. Russo was with the law firm of Patton Boggs, LLP, where he served as Senior Counsel. Prior to that, he was a Vice Chairman of Lehman Brothers Inc. and Chief Legal Officer of Lehman Brothers Holdings, Inc. Before joining Lehman Brothers in 1993, he was a partner at the law firm of Cadwalader, Wickersham & Taft and a member of its Management Committee.

    Peter Hancock joined AIG in February 2010 as Executive Vice President of Finance and Risk. Prior to joining AIG, Mr. Hancock served as Vice Chairman of KeyCorp, responsible for Key National Banking. Prior to that position, Mr. Hancock was at JP Morgan for 20 years, eventually serving as head of its fixed income division and ultimately Chief Financial Officer.

    Sid Sankaran joined AIG in December 2010 as Senior Vice President and Chief Risk Officer. Prior to that, he was a partner in the Finance and Risk practice of Oliver Wyman Financial Services and served as Canadian Market Manager since 2006.

24            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    Charles S. Shamieh joined AIG in 2007 as Executive Director of Enterprise Risk management. In January 2011, Mr. Shamieh was elected to his current position of Senior Vice President and Corporate Chief Actuary. Prior to joining AIG, Mr. Shamieh was Group Chief Risk Officer for Munich Re Group and a Member of the Group Committee of Munich Re's Board of Management since 2006.

Information concerning the directors and executive officers of AIG as of February 24, 2011 is set forth below.

Name	Title	Age	Served as Director or Officer Since

Robert H. Benmosche	Director and Chief Executive Officer	66	2009
Laurette T. Koellner	Director	56	2009
Donald H. Layton	Director	60	2010
Christopher S. Lynch	Director	53	2009
Arthur C. Martinez	Director	71	2009
George L. Miles, Jr.	Director	69	2005
Henry S. Miller	Director	65	2010
Robert S. Miller	Chairman	69	2009
Suzanne Nora Johnson	Director	53	2008
Morris W. Offit	Director	74	2005
Ronald A. Rittenmeyer	Director	63	2010
Douglas M. Steenland	Director	59	2009
William N. Dooley	Executive Vice President – Investments and Financial Services	58	1992
Peter D. Hancock	Executive Vice President – Finance, Risk and Investments	52	2010
David L. Herzog	Executive Vice President and Chief Financial Officer	51	2005
Kristian P. Moor	Executive Vice President – Domestic General Insurance	51	1998
Thomas A. Russo	Executive Vice President – Legal, Compliance, Regulatory Affairs, Government Affairs and General Counsel	67	2010
Brian T. Schreiber	Executive Vice President – Treasury and Capital Markets	45	2002
Nicholas C. Walsh	Executive Vice President – Foreign General Insurance	60	2005
Jay S. Wintrob	Executive Vice President – SunAmerica Financial Group	53	1999
Jeffrey J. Hurd	Senior Vice President – Human Resources and Communications	44	2010
Sid Sankaran	Senior Vice President and Chief Risk Officer	33	2010
Monika M. Machon	Senior Vice President and Chief Investment Officer	50	2009
Charles S. Shamieh	Senior Vice President – Corporate Chief Actuary	44	2011

AIG 2010 Form 10-K            25

American International Group, Inc., and Subsidiaries

Item 1A.    Risk Factors

    We were significantly and adversely affected by the market turmoil in late 2008 and early 2009 and, despite the recovery in the markets in mid-2009 through 2010 and our recapitalization activities, are subject to significant risks, as discussed below.

    The risks described below are not the only ones we face. Additional risks that are not currently known to us or that we currently believe are immaterial may also adversely affect our business, results of operations, financial condition or liquidity. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on us. As a result, should certain of these risks emerge, we may need to raise additional capital or obtain other sources of commercial funding, such as through additional credit facilities, which may not be available.

Credit and Financial Strength Ratings

    A downgrade in the Insurer Financial Strength ratings of our insurance companies could prevent the companies from writing new business and retaining customers and business.    Insurer Financial Strength (IFS) ratings are an important factor in establishing the competitive position of insurance companies. IFS ratings measure an insurance company's ability to meet its obligations to contract holders and policyholders. High ratings help maintain public confidence in a company's products, facilitate marketing of products and enhance a company's competitive position.

    Further downgrades of the IFS ratings of our insurance companies may prevent these companies from offering products and services or result in increased policy cancellations or termination of assumed reinsurance contracts. Moreover, a downgrade in AIG Parent's credit ratings may, under credit rating agency policies concerning the relationship between parent and subsidiary ratings, result in a downgrade of the IFS ratings of our insurance subsidiaries.

    A downgrade in our credit ratings could require us to post additional collateral and result in the termination of derivative transactions.    Adverse ratings actions regarding our long-term debt ratings by the major rating agencies would require us to post additional collateral payments pursuant to, and/or permit the termination of, derivative transactions to which AIGFP is a party, which could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability to that company of financing. In the event of a further downgrade of our long-term senior debt ratings, AIGFP would be required to post additional collateral, and certain of AIGFP's counterparties would be permitted to elect early termination of contracts.

    Based on our financial derivative transactions, including those of AIGFP, outstanding at December 31, 2010 (as if the downgrade by Moody's Investors' Services (Moody's) on January 12, 2011 had occurred on December 31, 2010), a one notch downgrade of our long-term senior debt rating to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc (S&P), would have permitted counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $0.7 billion of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's and a two-notch downgrade to BBB by S&P would have resulted in approximately $0.4 billion in additional collateral postings and termination payments above the aforementioned $0.7 billion; and a two-notch downgrade to Baa3 by Moody's and a three-notch downgrade to BBB- by S&P would have resulted in approximately $0.2 billion of additional collateral posting and termination payments above the aforementioned $1.1 billion.

    Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the Credit Support Annex (CSA) with each counterparty and current exposure as of December 31, 2010. Factors considered in estimating the termination payments upon downgrade include current

26            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

market conditions, the complexity of the derivative transaction, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of the downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

    For a further discussion of our liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity — Liquidity.

Market Conditions

    Our businesses, consolidated results of operations and financial condition have been and may continue to be materially and adversely affected by market conditions.    Our businesses are highly dependent on the business environment in which they operate. In 2008 and through early 2009, the significant deterioration in worldwide economic conditions materially and adversely affected our businesses. The global financial crisis resulted in a serious lack of liquidity, highly volatile markets, a steep depreciation in asset values across all classes, an erosion of investor and public confidence, a widening of credit spreads, a lack of price transparency in many markets and the collapse or merger of several prominent financial institutions. Difficult economic conditions also resulted in increased unemployment and a severe decline in business activity across a wide range of industries and regions. While the markets and the business environment have generally stabilized and improved in mid- and late 2009 and in 2010, asset values for many asset classes have not returned to previous levels, and business, financial and economic conditions, particularly unemployment levels, continue to be negatively affected. Revenue and budget constraints affecting U.S. municipalities, lending activities and the housing and commercial property markets also continue to have a negative effect on asset values. There can be no assurance that the conditions supporting the recent recovery will continue in the near or long term. If they do not, we may be negatively affected in a number of ways, including, but not limited to:

  •
  declines in the valuation and performance of our investment portfolio;

  •
  declines in the value of our remaining shares in AIA and the MetLife securities received in the disposition of ALICO;

  •
  unrealized market valuation losses on our super senior credit default swap portfolio;

  •
  increased credit losses;

  •
  impairments of goodwill and other long-lived assets;

  •
  additional statutory capital requirements

  •
  limitations on our ability to recover deferred tax assets;

  •
  a decline in new business levels;

  •
  increased liability associated with interest rate guarantees in life annuity products;

  •
  an increase in policy surrenders and cancellations; and

  •
  a writeoff of deferred policy acquisition costs (DAC).

Investment Portfolio and Concentration of Investments, Insurance and Other Exposures

    The value of our investment portfolio is subject to a number of risks and uncertainties, including changes in interest rates.    Changes in interest rates can negatively affect the performance of our investment securities. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rates

AIG 2010 Form 10-K            27

American International Group, Inc., and Subsidiaries

to rise, which would adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments is a quantitative and qualitative process that is subject to significant management judgment.

    Concentration of our investment portfolios in any particular segment of the economy may have adverse effects.    Our results of operations have been adversely affected and may continue to be adversely affected by a concentration in residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and commercial mortgage loans. We also have significant exposures to: financial institutions and, in particular, to money center and global banks; U.S. state and local government issuers and authorities (as described below); and Eurozone governments and corporations. These types of concentrations in our investment portfolios could have an adverse effect on the value of these portfolios and consequently on our consolidated results of operations and financial condition. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Furthermore, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

    The value of our investment portfolio is exposed to the creditworthiness of state and municipal governments.    We hold a large portfolio of state and municipal bonds ($46.6 billion at December 31, 2010), primarily in Chartis, and, because of the budget deficits that most states and many municipalities are continuing to incur in the current economic environment, the risks associated with this portfolio have increased. Negative publicity surrounding certain states and municipal issues has negatively affected the value of our portfolio and reduced the liquidity in the state and municipal bond market. Defaults, or the prospect of imminent defaults, by the issuers of state and municipal bonds could cause our portfolio to decline in value and significantly reduce the portfolio's liquidity, which could also adversely affect AIG Parent's liquidity if AIG Parent then needed, or was required by its capital maintenance agreements, to provide additional capital support to the insurance subsidiaries holding the affected state and municipal bonds. As with our fixed income security portfolio generally, rising interest rates would also negatively affect the value of our portfolio of state and municipal bonds and could make those instruments more difficult to sell. A decline in the liquidity or market value of these instruments, which are carried at fair value for statutory purposes, could also result in a decline in the Chartis entities' capital ratios and, in turn, require AIG Parent to provide additional capital to those entities.

    Concentration of our insurance and other risk exposures may have adverse effects.    We seek to manage the risks to which we are exposed as a result of the insurance policies, derivatives and other obligations that we undertake to customers and counterparties by monitoring the diversification of our exposures by exposure type, industry, geographic region, counterparty and otherwise and by using reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits we wish to retain. In certain circumstances, or with respect to certain exposures, such risk management arrangements may not be available on acceptable terms or may prove to be ineffective, or our exposure in absolute terms may be so large that even slightly adverse experience compared to our expectations may have a material adverse effect on our consolidated financial condition or results of operations or result in additional statutory capital requirements.

Casualty Insurance Underwriting and Reserves

    Casualty insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses.    Although we regularly review the adequacy of the established Liability for unpaid claims and claims adjustment expense and conduct an extensive analysis of our reserves at each year end, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers' compensation, general liability, products liability and related classes, as well as for asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past.

28            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. For example, in the fourth quarter of 2010, we recorded a net charge of $4.2 billion to strengthen Chartis loss reserves, reflecting adverse development in classes of business with long reporting tails, primarily asbestos (which includes policies written more than 25 years ago), excess casualty, excess workers' compensation and primary workers' compensation. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena affecting claims, such as the effects that the recent disruption in the credit markets could have on reported claims under D&O or professional liability coverages. For a further discussion of our loss reserves, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results — Chartis Operations — Liability for unpaid claims and claims adjustment expense and Critical Accounting Estimates — Liability for unpaid claims and claims adjustment expense (Chartis).

Competition

    We face intense competition in each of our businesses.    Our businesses operate in highly competitive environments, both domestically and overseas. Principal sources of competition are insurance companies, banks, investment banks and other non-bank financial institutions. We consider our principal competitors to be other large multi-national insurance organizations.

    The insurance industry in particular is highly competitive. Within the U.S., Chartis subsidiaries compete with approximately 3,300 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. SunAmerica subsidiaries compete in the U.S. with approximately 1,800 life insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies.

    As a result of the reduction of our credit ratings and those of our subsidiaries and the lingering effects of AIG's recent negative publicity, we have faced and continue to face intense competition to retain existing customers and to maintain business with existing customers and counterparties at historical levels. General insurance and life insurance companies compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Retirement services companies compete through crediting rates and the issuance of guaranteed benefits. A decline in our position as to any one or more of these factors could adversely affect our profitability.

Guarantees Within Variable Annuities

    Guarantees Within Certain of Our Products May Decrease Our Earnings and Increase the Volatility of Our Results.    Certain variable annuity products that we offer guarantee a certain level of benefits to the policyholder. These guarantee features include guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). At December 31, 2010, our net liabilities associated with these guaranteed benefits, representing the aggregate amount of the benefits in excess of the related account values, were $613 million. We use reinsurance in combination with derivative instruments to mitigate the exposure associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these guaranteed benefits, our exposure is not fully hedged, and we remain liable in the event that reinsurers or counterparties are unable or unwilling to pay. In addition, downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefits or policyholder account balances, increasing the liabilities associated with the guaranteed benefits and resulting in a reduction in our net income.

AIG 2010 Form 10-K            29

American International Group, Inc., and Subsidiaries

Adjustments to Deferred Policy Acquisition Costs for Life Insurance and Retirement Services Companies

    Interest rate fluctuations, increased surrenders, investment returns and other events may require our subsidiaries to accelerate the amortization of deferred policy acquisition costs (DAC), which could adversely affect our results of operations.    DAC represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts. When interest rates rise or customers lose confidence in a company, policy loans and policy surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns or more stability, resulting in an acceleration of the amortization of DAC. To the extent such amortization exceeds surrender or other charges earned upon surrender and withdrawals of certain life insurance policies and annuity contracts, our results of operations could be negatively affected.

    DAC for both insurance-oriented and investment-oriented products, as well as retirement services products, is reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If future profitability is substantially lower than estimated, we could be required to accelerate DAC amortization, and such acceleration could adversely affect our results of operations. For a further discussion of DAC, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates and Notes 2 and 10 to the Consolidated Financial Statements.

Catastrophe Exposures

    The occurrence of catastrophic events could adversely affect our consolidated financial condition or results of operations.    The occurrence of events such as hurricanes, earthquakes, pandemic disease, acts of terrorism and other catastrophes could adversely affect our consolidated financial condition or results of operations, including by exposing our businesses to the following:

  •
  widespread claim costs associated with property, workers' compensation, mortality and morbidity claims;

  •
  loss resulting from a decline in the value of invested assets to below the amount required to meet policy and contract liabilities; and

  •
  loss resulting from actual policy experience emerging adversely in comparison to the assumptions made in the product pricing related to mortality, morbidity, termination and expenses.

Reinsurance

    Reinsurance may not be available or affordable.    Our subsidiaries are major purchasers of reinsurance and utilize reinsurance as part of our overall risk management strategy. Reinsurance is an important risk management tool to manage transaction and insurance line risk retention and to mitigate losses that may arise from catastrophes. Market conditions beyond our control determine the availability and cost of the reinsurance purchased by our subsidiaries. For example, reinsurance may be more difficult or costly to obtain after a year with a large number of major catastrophes. Accordingly, we may be forced to incur additional expenses for reinsurance or may be unable to obtain sufficient reinsurance on acceptable terms, in which case we would have to accept an increase in exposure risk, reduce the amount of business written by our subsidiaries or seek alternatives.

    Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses.    Although reinsurance makes the reinsurer liable to our subsidiary to the extent the risk is ceded, it does not relieve our subsidiary of the primary liability to its policyholders. Accordingly, we bear credit risk with respect to our subsidiaries' reinsurers to the extent the credit risk is not mitigated by collateral or other credit enhancements. A reinsurer's insolvency or inability or refusal to make timely payments under the terms of its agreements with our subsidiaries could have a material adverse effect on our results of operations and liquidity. For additional information on our reinsurance, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Insurance Risk Management — Reinsurance.

30            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Indemnity Obligations

    Claims under indemnity obligations may be material.    We have provided financial guarantees and indemnities in connection with the businesses sold or under contract for sale, including ALICO, AGF, AIG Star and AIG Edison. While we do not currently believe that the claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim were successful, our results of operations, cash flows and liquidity could be materially adversely affected. See Note 16 to the Consolidated Financial Statements for more information on these financial guarantees and indemnities.

Regulation

    The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations, cash flows, financial condition and credit ratings.    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which effects comprehensive changes to the regulation of financial services in the United States, was signed into law. Dodd-Frank directs existing and newly created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect our businesses, results of operations, cash flows or financial condition, require us to raise additional capital or result in a downgrade of our credit ratings.

    We may become subject to the examination, enforcement and supervisory authority of the FRB as a savings and loan holding company or a Designated Financial Company. In such an event:

  •
  We would become subject to the examination, enforcement and supervisory authority of the FRB. We cannot predict how the FRB would exercise general supervisory authority over us.

  •
  The FRB would be required to impose minimum leverage and risk-based capital requirements on us not less than those applicable to insured depository institutions.

  •
  We may be required to place our financial activities in an intermediate holding company separate from our non-financial activities (as defined for purposes of the Bank Holding Company Act) subject to restrictions on transactions between the two businesses, which could be burdensome and costly to implement.

    If we are designated a Designated Financial Company:

  •
  We may become subject to stress tests to determine whether, on a consolidated basis, we have the capital necessary to absorb losses due to adverse economic conditions.

  •
  We would be subject to stricter prudential standards not yet specified, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress.

  •
  We would become subject to a new early remediation regime process, the details of which are not yet established, to be administered by the FRB.

    If we are designated as a Designated Financial Company and determined to be a grave threat to U.S. financial stability:

  •
  We would be required to maintain a debt-to-equity ratio of no more than 15:1.

  •
  The FRB may:

  •
  limit our ability to merge with, acquire, consolidate with, or become affiliated with another company;

  •
  restrict our ability to offer specified financial products;

  •
  require us to terminate specified activities;

AIG 2010 Form 10-K            31

American International Group, Inc., and Subsidiaries

    •
    impose conditions on how we conduct our activities; or

    •
    with approval of the Financial Stability Oversight Council (Council), and a determination that the foregoing actions are inadequate to mitigate a threat to U.S. financial stability, require us to sell or otherwise transfer assets or off-balance-sheet items to unaffiliated entities.

    If we continue to control AIG Federal Savings Bank or another insured depository institution, we would become subject to the "Volcker Rule", which would place limits on "proprietary trading" and the sponsorship of, or investment in, hedge, private equity or similar funds. Such prohibitions could substantially impact our investment business as it is currently managed. The Volcker Rule contains an exception for trading by insurance companies for their general account, but the extent of this exception cannot be predicted. Even if we no longer controlled an insured depository institution, we might still be subject to additional capital and quantitative limitations under the Volcker Rule.

    In addition, Dodd-Frank establishes a new framework for regulation of OTC derivatives under which we may have to collateralize previously uncollateralized swaps. These additional obligations to post collateral or the costs of assignment, termination or obtaining alternative credit could have a material adverse affect on us. This new framework may also increase the cost of conducting a hedging program or have other effects materially adverse to us.

    We cannot predict the requirements of the regulations ultimately adopted, the level and magnitude of supervision we may become subject to, or how Dodd-Frank and such regulations will affect the financial markets generally or our businesses, results of operations, cash flows or financial condition. It is possible that the regulations adopted under Dodd-Frank could significantly alter our business practices, require us to raise additional capital, impose burdensome and costly requirements and add additional costs. Some of the regulations may also affect the perceptions of regulators, rating agencies, customers, counterparties, creditors or investors about our financial strength and could potentially affect our financing costs or result in a ratings downgrade.

    We are subject to extensive regulation in the jurisdictions in which we conduct our businesses, including with respect to the pricing of policies that we write, and regulatory actions could make it challenging for us to continue to engage in business in the ordinary course.    Our operations around the world are subject to regulation by different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. Regulators have the ability to take various steps to protect the businesses of the entities they regulate. These steps could include:

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

    In addition, the premium rates that we are able to charge and the profits that we are able to obtain are affected by the actions of state and foreign insurance departments that regulate our businesses. In addition to this regulation, our insurance subsidiaries are subject to laws that require insurers to participate in assigned risk plans, or to offer coverage to all consumers or at prices that we might not otherwise offer. Any of these actions could have an adverse effect on our consolidated results of operations.

    Requirements of the USA PATRIOT Act, the Office of Foreign Assets Control and similar laws that apply to us may expose us to significant penalties.    The operations of certain of our subsidiaries are subject to laws and regulations,

32            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

including the USA PATRIOT Act of 2001, which requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. In addition, the Department of the Treasury's Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The United Kingdom, the European Union and other jurisdictions maintain similar laws and regulations. Although we have instituted compliance programs to address these requirements, there are inherent risks in global transactions.

    New regulations promulgated from time to time may affect our operations, financial condition and ability to compete effectively.    Legislators and regulators may periodically consider and put forward various proposals that may affect the profitability of certain of our businesses or even our ability to conduct certain businesses at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage and the size of financial institutions, and proposals to impose additional taxes on a limited subset of financial institutions and insurance companies (either based on size, activities, geography, government support or other criteria). It is uncertain whether and how these and other such proposals would apply to us or our competitors or how they could impact our consolidated results of operations, financial condition and ability to compete effectively.

Change in Control

    Our ability to utilize tax losses and credits carryforwards to offset future taxable income may be significantly limited if we experience an "ownership change" under the Internal Revenue Code.    As of December 31, 2010, we had a U.S. federal net operating loss carryforward of approximately $32.3 billion, $27.8 billion in capital loss carryforwards and $4.6 billion in foreign tax credits (Tax Losses and credits carryforwards). Our ability to utilize such tax attributes to offset future taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax losses and credits carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax losses and credits carryforwards arising from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change.

    While the Department of the Treasury owns more than 50 percent of AIG Common Stock, under guidance issued by the Internal Revenue Service, we will not be treated as having experienced an ownership change. However, once the Department of the Treasury's ownership of outstanding AIG Common Stock falls below 50 percent, it is possible for us to experience an ownership change as a result of purchases of AIG Common Stock by "5-percent shareholders". For the purpose of determining whether there has been an "ownership change", the change in ownership as a result of purchases by "5-percent shareholders" will be aggregated with certain changes in ownership that occurred over the three-year period ending on the date of such purchases, including, for example, the sale of AIG Common Stock that was issued in exchange for the shares of AIG's Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (the Series C Preferred Stock), but excluding the issuance of the AIG Common Stock that was issued in exchange for the shares of AIG's Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series E Preferred Stock), and the shares of AIG's Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series F Preferred Stock). If we were to experience an "ownership change", it is possible that a significant portion of our tax losses and credits carryforwards could expire before we would be able to use them to offset future taxable income.

AIG 2010 Form 10-K            33

American International Group, Inc., and Subsidiaries

Foreign Operations

    Our foreign operations expose us to risks that may affect our operations, liquidity and financial condition.    We provide insurance, investment and other financial products and services to both businesses and individuals in more than 130 countries. A substantial portion of our Chartis business is conducted outside the United States, and our intention is to continue to grow this business. Operations outside the United States, particularly those in developing nations, may be affected by regional economic downturns, changes in foreign currency exchange rates, political upheaval, nationalization and other restrictive government actions, which could also affect our other operations.

    The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG Parent, as well as its subsidiaries operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to our subsidiaries are subject to modification and revocation. Thus, our insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. Adverse actions from any single country could adversely affect our results of operations, liquidity and financial condition depending on the magnitude of the event and our financial exposure at that time in that country.

Legal Proceedings

    Significant legal proceedings may adversely affect our results of operations or financial condition.    We are party to numerous legal proceedings, including securities class actions and regulatory and governmental investigations. Due to the nature of the litigation, the lack of precise damage claims and the type of claims we are subject to, we cannot currently quantify our ultimate or maximum liability for these actions. It is possible that developments in these unresolved matters could have a material adverse effect on our consolidated financial condition or consolidated results of operations for an individual reporting period. For a discussion of these unresolved matters, see Note 16(a) to the Consolidated Financial Statements.

Use of Estimates

    If actual experience differs from management's estimates used in the preparation of financial statements, our consolidated results of operations or financial condition could be adversely affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. We consider our accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, are those described in Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates, by their nature, are based on judgment and current facts and circumstances. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on the consolidated financial statements.

Aircraft Leasing Business

    Our aircraft leasing business depends on lease revenues and exposes us to the risk of lessee non-performance.    Our aircraft leasing business depends on the ability of our customers to meet their obligations to us under their leases; if their ability materially decreases, it may negatively affect our business, results of operations and cash flows.

    Our aircraft may become obsolete over time.    Aircraft are long-lived assets requiring long lead times to develop and manufacture. As a result, aircraft of a particular model and type may become obsolete and less in demand over time, when newer, more advanced and efficient aircraft or aircraft engines are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. As aircraft in our fleet approach obsolescence, demand for particular models and types may decrease. This may result in declining lease rates or impairment charges and may adversely affect our business, consolidated financial condition, results of operations and cash flows.

34            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Liquidity

    If our internal sources of liquidity are insufficient to meet our needs, we may become dependent on third-party financing, external capital markets or other sources of liquidity, which may not be available or could be prohibitively expensive.    We need liquidity to pay our operating expenses, interest on our debt and certain maturing debt obligations and to meet any statutory capital requirements of our subsidiaries. If we have insufficient liquidity to meet our needs, we may be required to raise additional capital or obtain other sources of commercial funding. The availability of any additional financing depends on a variety of factors, including, but not limited to, general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions, our credit ratings and credit capacity, as well as the possibility that customers, lenders or investors could develop a negative perception of our long- or short-term financial prospects. Disruptions, volatility and uncertainty in the financial markets, to the extent they persist or recur, may also limit our ability to access external capital markets at times and on terms favorable to us and to meet our capital and liquidity needs. For example, our inability to access the capital markets in September 2008 led to the FRBNY providing us financing under the FRBNY Credit Facility. Furthermore, if our internal sources of liquidity prove to be insufficient, we may be unable to obtain additional financing on favorable terms, if at all. For a further discussion of liquidity, see Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources and Liquidity.

    AIG Parent's ability to access funds from our subsidiaries is limited.    As a holding company, AIG Parent depends on dividends, distributions and other payments from our subsidiaries to fund payments due on its obligations, including its outstanding debt. Further, the majority of its investments are held by our regulated subsidiaries. Our subsidiaries may be limited in their ability to make dividend payments or advance funds to AIG Parent in the future because of the need to support their own capital levels.

    AIG Parent's ability to support our subsidiaries is limited.    Historically, AIG Parent has provided capital and liquidity to our subsidiaries to maintain regulatory capital ratios, comply with rating agency requirements and meet unexpected cash flow obligations, in some cases under support or capital maintenance agreements. If AIG Parent is unable to provide support to a subsidiary having an immediate capital or liquidity need, the subsidiary could become insolvent or, in the case of an insurance subsidiary or other regulated entity, could be seized by its regulator. In the event of a catastrophe, reserve strengthening or other event, AIG Parent may be required to provide capital to one or more of our regulated subsidiaries. For example, AIG Parent recently provided $3.7 billion of capital to the Chartis insurance companies as a result of the reserve strengthening in the fourth quarter of 2010. AIG Parent also expects to enter into additional capital maintenance agreements with certain of our U.S. insurance subsidiaries that will require it to contribute capital if specific risk-based capital (RBC) thresholds are triggered.

    Certain of the investments held by our subsidiaries are illiquid and/or are difficult to sell, or to sell in significant amounts or at acceptable prices, to generate cash to meet their needs.    Our subsidiaries' investments in certain securities, including certain fixed income securities and certain structured securities, private equity securities, investment partnerships, mortgage loans, flight equipment, finance receivables and real estate, which had a collective fair value of $103 billion at December 31, 2010, are illiquid or may not be disposed of quickly. Further, we have a significant remaining stake in AIA and have a significant position in the securities of MetLife, both of which are subject to restrictions on transfer and hedging. In addition, the steep decline in the U.S. real estate market and tight credit markets have materially adversely affected the liquidity of our other securities portfolios, including our residential and commercial mortgage-related securities and investment portfolios. In the event additional liquidity is required by one or more of our subsidiaries and AIG Parent is unable to provide liquidity, it may be difficult to generate additional liquidity by selling, pledging or otherwise monetizing the less liquid investments described above.

AIG 2010 Form 10-K            35

American International Group, Inc., and Subsidiaries

Special Purpose Vehicle Intercompany Loans and Pledge of Designated Entities

    We have pledged equity interests in certain of our businesses and other assets to secure intercompany loans made in connection with the Recapitalization and granted other control rights with respect to certain businesses and assets.    We have pledged, as security for the repayment of the intercompany loans extended to AIG Parent by the special purpose vehicles that held the proceeds of the AIA initial public offering and the ALICO sale (the SPVs, and such loans, the SPV Intercompany Loans), our equity interests in Nan Shan and ILFC (the Designated Entities) as well as the assets that continue to be held by the AIA SPV and the ALICO SPV, including the ordinary shares of AIA held by the AIA SPV and the MetLife securities received from the sale of ALICO. If we are unable to satisfy our obligations under the SPV Intercompany Loans, the secured parties may have the right to foreclose upon and sell the assets that secure these loans, which could have a material adverse effect on the operations of the Designated Entities and could adversely affect the value of the Designated Entities.

    Furthermore, so long as the Department of the Treasury holds the preferred interests (the SPV Preferred Interests) in the AIA SPV and the ALICO SPV, the Department of the Treasury will have the right, subject to existing contractual restrictions, to require us to dispose of our ordinary shares of AIA and the MetLife securities we received from the sale of ALICO. The consent of the Department of the Treasury will also be required for us to take specified significant actions with respect to the Designated Entities, including initial public offerings, sales of the businesses and significant acquisitions or dispositions and incurrence of indebtedness above specified levels. If any SPV Preferred Interests are outstanding on May 1, 2013, the Department of the Treasury will have the right to compel the sale of all or a portion of one or more of the Designated Entities on terms that it will determine. These rights could have a material adverse effect on the operations of the Designated Entities and could adversely affect the value of the Designated Entities.

Controlling Shareholder

    As a result of the issuance of the shares of AIG Common Stock to the Department of the Treasury in connection with the Recapitalization, the Department of the Treasury is AIG Parent's controlling shareholder.    The Department of the Treasury is able, to the extent permitted by law, to control a vote of AIG shareholders on substantially all matters, including:

  •
  approval of mergers or other business combinations;

  •
  a sale of all or substantially all of our assets;

  •
  amendments to AIG Parent's amended certificate of incorporation; and

  •
  other matters that might be favorable to the Department of the Treasury, but not to our other shareholders.

    Moreover, the Department of the Treasury's ability to cause or prevent a change in control of AIG could also have an adverse effect on the market price of AIG Common Stock. The Department of the Treasury may also, subject to applicable securities laws, transfer all, or a portion of, the AIG Common Stock to another person or entity and, in the event of such a transfer, that person or entity could become our controlling shareholder. The Department of the Treasury's rights under a registration rights agreement executed in connection with the Recapitalization may be assigned to any person purchasing over $500 million of AIG Common Stock.

    We granted the Department of the Treasury certain registration rights and, subject to certain exceptions, the ability to control the terms, conditions and pricing of any offering in which it participates, including any primary offering by us.    We have granted the Department of the Treasury registration rights with respect to the shares of AIG Common Stock issued in connection with the Recapitalization, including:

  •
  the right to participate in any registered offering of AIG Common Stock by us;

  •
  the right to demand no more than twice in any 12-month period that we effect a registered marketed offering of our shares after the earlier of August 15, 2011 and the date of our completion of a primary equity offering;

36            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

  •
  the right to engage in at-the-market offerings; and

  •
  subject to certain exceptions, the right to approve the terms, conditions and pricing of any registered offering in which it participates until its ownership falls below 33 percent of our voting securities.

    Possible future sales of AIG Common Stock by the Department of the Treasury could adversely affect the market for AIG Common Stock.    We have granted the Department of the Treasury the registration rights described above. Although we can make no prediction as to the effect, if any, that sales by the Department of the Treasury would have on the market price of AIG Common Stock, sales of substantial amounts of AIG Common Stock, or the perception that such sales could occur, could adversely affect the market price of AIG Common Stock.

Employees

    Mr. Benmosche may be unable to continue to provide services to AIG due to his health.    Mr. Robert Benmosche, the President and Chief Executive Officer of AIG, has been diagnosed with cancer and has been undergoing treatment for his disease. Following a briefing by a physician fully aware of Mr. Benmosche's medical condition, test results, and prognosis, the AIG Board of Directors, while recognizing that in matters of cancer circumstances can change, anticipates that Mr. Benmosche should be able to serve in his role as AIG President and CEO over the next twelve to eighteen months. However, Mr. Benmosche's condition may change and prevent him from continuing to perform these roles. In such a case, the AIG Board of Directors would need to implement its succession plan and either have Mr. Robert S. Miller act as interim President and Chief Executive Officer or have a permanent replacement assume Mr. Benmosche's responsibilities.

    The limitations on incentive compensation contained in the American Recovery and Reinvestment Act of 2009 and the restrictions placed on compensation by the Special Master for TARP Executive Compensation and in our agreement with the Department of the Treasury (the Master Transaction Agreement) may adversely affect our ability to attract talent and retain and motivate our highest performing employees.    The American Recovery and Reinvestment Act of 2009 (Recovery Act) contains provisions which, as implemented by the Department of the Treasury in its Interim Final Rule, restrict bonus and other incentive compensation payable to the five executives named in a company's proxy statement and the next 20 highest paid employees of companies that received more than $500 million of TARP funds. Pursuant to the Recovery Act, the Office of the Special Master for TARP Executive Compensation (Special Master) issued Determination Memoranda with respect to our named executive officers and 20 highest paid employees, and reviewed our compensation arrangements for our next 75 most highly compensated employees and issued a Determination Memorandum on their compensation structures, which placed significant new restrictions on their compensation as well. Historically, we have embraced a pay-for-performance philosophy. Based on the limitations placed on incentive compensation by the Determination Memoranda issued by the Special Master, it is unclear whether, for the foreseeable future, we will be able to create a compensation structure that permits us to attract talent and retain and motivate our most senior and most highly compensated employees and other high performing employees who become subject to the purview of the Special Master. The restrictions on our ability to attract talent and retain and motivate our highest performing employees may affect our ability to strengthen our businesses and prepare and make required filings in a timely manner with the SEC and other federal, state and foreign regulators.

    Employee error and misconduct may be difficult to detect and prevent and may result in significant losses.    Losses may result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization or failure to comply with regulatory requirements or our internal policies. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the controls that we have in place to prevent and detect this activity may not be effective in all cases.

AIG 2010 Form 10-K            37

American International Group, Inc., and Subsidiaries

Electronic Data Systems and Handling of Confidential Information

    If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could adversely affect our consolidated financial condition or results of operations.    We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. These systems in turn, rely upon third-party systems. Our business is highly dependent on our ability to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a natural disaster, a computer virus, a terrorist attack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and our employees may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to physical or electronic break-ins or unauthorized tampering. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

    In addition, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential, we may be unable to utilize such capabilities in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information. Furthermore, certain of our businesses are subject to compliance with regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others. A misuse or mishandling of confidential or proprietary information being sent to or received from an employee or third party could result in legal liability, regulatory action and reputational harm.

Regulatory Capital Credit Default Swap Portfolio

    A deterioration in the credit markets may cause us to recognize unrealized market valuation losses which could have an adverse effect on our consolidated financial condition, consolidated results of operations or liquidity. Moreover, depending on how and when the Basel I capital standards are phased out, the period of time that AIGFP remains at risk for such deterioration could be longer than anticipated by AIGFP.    A total of $38.1 billion in net notional amount of the super senior credit default swap (CDS) portfolio of AIGFP as of December 31, 2010, represented derivatives written for financial institutions, principally in Europe, primarily for the purpose of providing regulatory capital relief rather than for arbitrage purposes. The net fair value of the net derivative asset for these CDS transactions was $173 million at December 31, 2010.

    The regulatory benefit of these transactions for AIGFP's financial institution counterparties was generally derived from the capital regulations promulgated by the Basel Committee on Banking Supervision known as Basel I. In December 2010, the Basel Committee on Banking Supervision finalized a new framework for international capital and liquidity standards known as Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties from these transactions, and may thus impact the period of time that such counterparties are expected to hold the positions. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 3.16 years.

    Given the current performance of the underlying portfolios, the level of subordination of credit protection written by AIGFP and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory capital relief. AIGFP will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Given the potential deterioration in the credit markets and the risk that AIGFP's expectations with respect to the

38            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

termination of these transactions by its counterparties may not materialize, there can be no assurance that we will not recognize unrealized market valuation losses from this portfolio in future periods or be required to post collateral. Depending on how and when the Basel I regulatory requirements are phased out, we could also remain at risk for a longer period of time than currently anticipated.

Item 1B.    Unresolved Staff Comments

    There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of AIG's fiscal year relating to AIG's periodic or current reports under the Exchange Act.

Item 2.    Properties

    AIG and its subsidiaries operate from approximately 500 offices in the United States and numerous offices in over 75 foreign countries. The following offices are located in buildings owned by AIG and its subsidiaries:

Greensboro and Winston-Salem, North Carolina	Nashville, Tennessee
Amarillo, Ft. Worth and Houston, Texas	Stevens Point, Wisconsin
San Juan, Puerto Rico	175 Water Street in New York, New York
Livingston, New Jersey

    In addition, offices in more than 30 foreign countries and jurisdictions including Bermuda, Chile, Hong Kong, the Philippines, Japan, the U.K., Singapore, Malaysia, Taiwan and Thailand are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG and its subsidiaries is leased. AIG believes that its leases and properties are sufficient for its current purposes.

Item 3.    Legal Proceedings

    For a discussion of legal proceedings, see Note 16(a) to the Consolidated Financial Statements, which is incorporated herein by reference.

AIG 2010 Form 10-K            39

American International Group, Inc., and Subsidiaries

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

    AIG's common stock is listed on the New York Stock Exchange, as well as on the stock exchanges in Ireland and Tokyo.

The following table presents the high and low closing sale prices on the New York Stock Exchange Composite Tape and the dividends paid per share of AIG Common Stock for each quarter of 2010 and 2009.

	2010			2009
	High	Low	Dividends Paid	High	Low	Dividends Paid

First quarter	$36.24	$22.16	$-	$34.80	$7.00	$-
Second quarter	44.51	34.05	-	40.20	21.00	-
Third quarter	41.64	33.10	-	50.23	9.48	-
Fourth quarter	59.38	38.86	-	45.90	28.06	-

    The approximate number of record holders of AIG Common Stock as of January 31, 2011 was 45,282.

    AIG's table of equity compensation plans previously approved by security holders and equity compensation plans not previously approved by security holders will be included in the definitive proxy statement for AIG's 2011 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of AIG's fiscal year pursuant to Regulation 14A.

Dividend Restrictions

    Pursuant to terms of the AIG Series G Preferred Stock, AIG is not able to declare or pay any cash dividends on AIG Common Stock while the AIG Series G Preferred Stock is outstanding. In addition, AIG was unable to pay dividends in 2009 or 2010 under the terms of other series of AIG preferred stock that were outstanding from November 2008 through January 14, 2011.

    For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Item 1A. Risk Factors — Liquidity — AIG Parent's ability to access funds from its subsidiaries is limited, and Note 17 to the Consolidated Financial Statements.

40            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Performance Graph

    The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2005 to December 31, 2010) with the cumulative total return of the S&P's 500 stock index (which includes AIG) and a peer group of companies consisting of nine insurance companies to which AIG compares its business and operations:

• ACE Limited	• Lincoln National Corporation
• Aflac Incorporated	• MetLife, Inc.
• The Chubb Corporation	• Prudential Financial, Inc.
• Hartford Financial Services Group, Inc.	• The Travelers Companies, Inc., and
• XL Capital Ltd.

FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURNS
Value of $100 Invested on December 31, 2005

	As of December 31,
	2005	2006	2007	2008	2009	2010

AIG	$100.00	$106.05	$87.24	$2.54	$2.42	$4.65
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
Peer Group	100.00	115.71	120.86	69.93	81.61	99.51

AIG 2010 Form 10-K            41

American International Group, Inc., and Subsidiaries

Item 6.   Selected Financial Data

    The Selected Consolidated Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein. 2010 reflects the effects of AIG's sales of assets and therefore is not fully comparable to prior periods.

Years Ended December 31,
(in millions, except per share data)	2010	2009	2008	2007	2006

Revenues:
Premiums and other considerations	$48,029	$51,239	$63,137	$61,581	$57,861
Net investment income	20,930	18,987	10,453	23,933	22,303
Net realized capital losses	(279)	(5,210)	(46,794)	(3,248)	(324)
Unrealized market valuation gains (losses) on Capital Markets super senior credit default swap portfolio	598	1,418	(28,602)	(11,472)	-
Other income	8,023	8,918	(5,034)	10,723	6,331

Total revenues	77,301	75,352	(6,840)	81,517	86,171

Benefits, claims and expenses:
Policyholder benefits and claims incurred	45,874	50,015	51,036	50,928	47,220
Policy acquisition and other insurance expenses	15,820	15,864	20,833	15,644	15,404
Interest expense	7,859	14,238	15,713	3,483	2,476
Restructuring expenses and related asset impairment and other expenses	574	1,149	771	-	-
Net (gain) loss on sale of divested businesses and properties(a)	(17,767)	1,271	-	-	-
Other expenses	7,005	7,122	7,836	6,728	4,762

Total benefits, claims and expenses	59,365	89,659	96,189	76,783	69,862

Income (loss) from continuing operations before income tax expense (benefit) and cumulative effect of change in accounting principles(b)	17,936	(14,307)	(103,029)	4,734	16,309
Income tax expense (benefit)	5,859	(1,489)	(9,683)	125	4,708

Income (loss) from continuing operations before cumulative effect of change in accounting principles	12,077	(12,818)	(93,346)	4,609	11,601
Income (loss) from discontinued operations, net of tax	(2,064)	505	(7,041)	2,879	3,549

Net income (loss)	10,013	(12,313)	(100,387)	7,488	15,150
Net income (loss) attributable to AIG	7,786	(10,949)	(99,289)	6,200	14,048

Earnings per common share attributable to AIG:
Basic
Income (loss) from continuing operations before cumulative effect of change in accounting principles	14.75	(93.69)	(704.26)	26.32	81.16
Income (loss) from discontinued operations	(3.15)	3.21	(52.59)	21.66	26.31
Cumulative effect of change in accounting principles, net of tax	-	-	-	-	0.26
Net income (loss) attributable to AIG	11.60	(90.48)	(756.85)	47.98	107.73
Diluted
Income (loss) before cumulative effect of change in accounting principles	14.75	(93.69)	(704.26)	26.18	80.76
Income (loss) from discontinued operations	(3.15)	3.21	(52.59)	21.55	26.16
Cumulative effect of change in accounting principles, net of tax	-	-	-	-	0.26
Net income (loss) attributable to AIG	11.60	(90.48)	(756.85)	47.73	107.18
Dividends declared per common share	-	-	8.40	15.40	13.00

Year-end balance sheet data:
Total investments	410,412	601,165	636,912	829,468	767,812
Total assets	683,443	847,585	860,418	1,048,361	979,414
Commercial paper and other short-term debt	-	4,739	15,718	13,114	13,028
Long-term debt(c)	106,461	136,733	177,485	162,935	135,650
Total AIG shareholders' equity	85,319	69,824	52,710	95,801	101,677
Total equity	113,239	98,076	60,805	104,273	107,037

Other data (from continuing operations):
Other-than-temporary impairments	3,039	6,696	41,867	4,212	885
Goodwill impairment charges	-	693	3,744	-	-
Adjustment to federal and foreign deferred tax valuation allowance	1,486	3,137	20,121	212	38
Amortization of prepaid commitment fee	3,424	8,311	9,250	-	-
Catastrophe-related losses	$1,076	$53	$1,840	$276	$-

(a)
Reflects a $16.3 billion gain from shares sold in the initial public offering of AIA Group Limited.

(b)
Reduced by fourth quarter reserve strengthening charges of $4.2 billion and $2.2 billion in 2010 and 2009, respectively, related to the annual review of Chartis loss and loss adjustment reserves.

(c)
Includes that portion of long-term debt maturing in less than one year. See Note 15 to the Consolidated Financial Statements.

    See Note 2(y) to the Consolidated Financial Statements for effects of adopting new accounting standards.

42            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

    This Annual Report on Form 10-K and other publicly available documents may include, and AIG's officers and representatives may from time to time make, projections and statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections and statements may address, among other things:

  •
  the timing of the disposition of the ownership position of the United States Department of the Treasury (Department of the Treasury) in AIG;

  •
  the timing and method of repayment of the preferred interests (the SPV Preferred Interests) in AIA Aurora LLC and ALICO Holdings LLC (together, the SPVs) held by the Department of the Treasury;

  •
  AIG's exposures to subprime mortgages, monoline insurers and the residential and commercial real estate markets;

  •
  AIG's credit exposures to state and municipal bond issuers;

  •
  AIG's strategy for risk management;

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

    It is possible that AIG's actual results and financial condition will differ, possibly materially, from the anticipated results and financial condition indicated in these projections and statements. Factors that could cause AIG's actual results to differ, possibly materially, from those in the specific projections and statements include:

  •
  actions by credit rating agencies;

  •
  changes in market conditions;

  •
  the occurrence of catastrophic events;

  •
  significant legal proceedings;

  •
  concentrations in AIG's investment portfolios, including its municipal bond portfolio;

  •
  judgments concerning casualty insurance underwriting and reserves;

  •
  judgments concerning the recognition of deferred tax assets; and

  •
  such other factors as are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Item 1A. Risk Factors of this Annual Report on Form 10-K.

    AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projection or other statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

Use of Non-GAAP Measures

    Throughout this MD&A, AIG presents its operations in the way it believes will be most meaningful and representative of ongoing operations as well as most transparent. Certain of the measurements used by AIG management are "non-GAAP financial measures" under SEC rules and regulations.

AIG 2010 Form 10-K            43

American International Group, Inc., and Subsidiaries

    Underwriting profit (loss) is utilized to report results for Chartis operations. Operating income (loss), which is before net realized capital gains (losses) and related DAC and sales inducement asset (SIA) amortization and goodwill impairment charges, is utilized to report results for SunAmerica Financial Group (SunAmerica) operations. Management believes that these measures enhance the understanding of the underlying profitability of the ongoing operations of these businesses and allow for more meaningful comparisons with AIG's insurance competitors.

Executive Overview

    This executive overview of management's discussion and analysis highlights selected information and may not contain all of the information that is important investors in AIG's securities. This Annual Report on Form 10-K should be read in its entirety for a complete description of events, trends and uncertainties as well as the capital, liquidity, credit, operational and market risks and the critical accounting estimates affecting AIG and its subsidiaries.

Highlights

    AIG has completed the following significant milestones in connection with executing its recapitalization plan (the Recapitalization), raising capital and executing its asset disposition plan:

Recapitalization and Raising Capital

  •
  On January 14, 2011 (the Closing), AIG completed the Recapitalization, which included repaying and terminating the credit facility provided by the Federal Reserve Bank of New York (the FRBNY, and such credit facility, the FRBNY Credit Facility), applying proceeds from the AIA Group Limited (AIA) initial public offering and American Life Insurance Company (ALICO) sale to partially repay the government's ownership interests in special purpose vehicles that held AIA and ALICO, and exchanging preferred stock held by the Department of the Treasury and the AIG Credit Facility Trust (the Trust) for AIG Common Stock. As a result of the termination of the FRBNY Credit Facility, AIG expects to record a net $3.3 billion pre-tax charge in the first quarter of 2011, primarily representing the accelerated amortization of the prepaid commitment fee asset.

  •
  During 2010, International Lease Finance Corporation (ILFC) raised a total of $9.8 billion in debt financings and entered into an unsecured $2.0 billion three-year revolving credit facility in January 2011.

  •
  On December 23, 2010, AIG entered into 364-day and three-year bank credit facilities totaling $3 billion and Chartis, Inc. entered into a one-year $1.3 billion letter of credit facility.

  •
  On December 8, 2010, AIG established a $500 million contingent liquidity facility.

  •
  On November 30, 2010, AIG issued $2.0 billion in senior debt in its first bond sale since the summer of 2008.

  •
  On November 24, 2010, AIG exchanged 49,474,600 of its Equity Units for 4,881,667 shares of AIG Common Stock and $162 million in cash.

Sales of Businesses and Specific Asset Dispositions

  •
  On February 1, 2011, AIG completed the sale of its Japan-based life insurance subsidiaries, AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison), to Prudential Financial, Inc., for $4.8 billion, consisting of $4.2 billion in cash and $0.6 billion in the assumption of third-party debt.

  •
  On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. (Nan Shan) for $2.16 billion in cash.

  •
  On November 30, 2010, AIG completed the sale of 80 percent of American General Finance Inc. (AGF) and retained a 20 percent economic interest in the AGF business.

44            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

  •
  On November 1, 2010, AIG completed the sale of ALICO to MetLife, Inc. (MetLife) for approximately $16.2 billion ($7.2 billion in cash and the remainder in securities of MetLife).

  •
  On October 29, 2010, AIG sold, in an initial public offering, 8.08 billion shares (or 67 percent) of AIA for $20.51 billion.

    AIG Parent had $14.5 billion of actual and contingent liquidity at February 16, 2011. As a result of the foregoing and additional non-core asset sales and internal liquidity repositioning transactions, AIG has concluded that it has sufficient liquidity to satisfy its future liquidity requirements, including reasonably foreseeable contingencies or events.

    See Capital Resources and Liquidity herein and Note 4 to the Consolidated Financial Statements for additional information on these transactions.

2010 Financial Overview

    AIG's income from continuing operations before income taxes amounted to $17.9 billion in 2010 compared to a loss of $14.3 billion in 2009. The improvement of $32.2 billion compared to 2009 reflects significant divestiture activity discussed further below as well as the following additional items:

  •
  a gain of $17.8 billion on sales of divested businesses in 2010, which includes a gain of $16.3 billion from the completion of the initial public offering and listing of AIA ordinary shares on the Stock Exchange of Hong Kong on October 29, 2010, as well as a gain of $1.3 billion recognized in 2010 related to the sale of AIG's headquarters building in Tokyo in 2009 which gain had been deferred until the expiration of certain lease provisions. In 2009, AIG incurred losses of $1.3 billion from sales of divested businesses;

  •
  a decline in interest expense on the FRBNY Credit Facility, primarily due to lower amortization of the prepaid commitment asset, including accelerated amortization. Total amortization declined from $8.3 billion in 2009 to $3.4 billion in 2010;

  •
  a reduction in net realized capital losses of $4.9 billion as discussed in Consolidated Results — Net Realized Capital Gains (Losses);

  •
  an improvement of $2.7 billion in asset management pre-tax earnings, reflecting a portion of the gain recorded on the Tokyo headquarters sale discussed above, decreases in impairment charges on proprietary real estate and private equity investments and the effect of goodwill impairment charges recorded in 2009;

  •
  an increase of $1.9 billion in net investment income, primarily driven by higher valuation gains associated with AIG's interests in Maiden Lane II LLC (ML II) and Maiden Lane III LLC (ML III) (together, the Maiden Lane Interests) as well as increased income from partnership investment; and

  •
  an improvement in underwriting results of $2.0 billion for Mortgage Guaranty operations primarily due to lower claims and claims adjustment expenses, commutations and favorable prior year reserve development arising from increased cures, rescissions and claim denials.

    These improvements were partially offset by the following:

  •
  an increased underwriting loss for Chartis reflecting a net reserve strengthening charge of $4.2 billion in the fourth quarter of 2010 primarily related to its asbestos, excess casualty, and workers' compensation lines; and

  •
  a decline of $2.6 billion in Financial Services pre-tax income, reflecting a reduction in unrealized market valuation gains on the super senior credit default swap portfolio in Capital Markets of $820 million, as well as an increase in ILFC impairment charges of $1.6 billion.

    Additionally, AIG recorded a net loss from discontinued operations of $2.1 billion in 2010, compared to net income from discontinued operations of $505 million in 2009. The net loss in 2010 reflected goodwill impairment charges of $4.6 billion related to the sales of ALICO and AIG Star and AIG Edison. See Note 2(k) to the Consolidated Financial Statements and Consolidated Results — Discontinued Operations for further discussion.

AIG 2010 Form 10-K            45

American International Group, Inc., and Subsidiaries

    See Results of Operations herein for additional discussion of our results.

2011 Outlook

Priorities for 2011

    AIG is focused on the following priorities for 2011:

  •
  continuing to strengthen and grow AIG's businesses;

  •
  executing one or more primary offerings of AIG Common Stock;

  •
  implementing plans to maximize the value of resources available for repayment of the SPV Preferred Interests held by the Department of the Treasury;

  •
  continuing to build and strengthen the financial and operating systems infrastructure throughout the organization, particularly in financial reporting, financial operations and human resources;

  •
  restructuring AIG's operations consistent with its smaller size and plans to increase its competitiveness;

  •
  completing the active unwind of AIGFP's portfolios by June 30, 2011; and

  •
  closing the Nan Shan sale.

2011 Business Outlook

Chartis

    Given current insurance capital levels and overall economic conditions, 2011 will be a challenging year as Chartis expects a weak growth environment in most developed economies. The continued weakness of ratable exposures (i.e. asset values, payrolls, and sales) over the past year and its negative impact on the overall market premium base, and in addition, in the U.S., continued weakness in commercial insurance rates, are likely to continue into much of 2011. In Growth Economies such as Brazil, Turkey, India, and Asia Pacific countries, Chartis anticipates improved growth rates.

    In 2011, Chartis expects to continue to execute capital management initiatives by enhancing broad-based risk tolerance guidelines for its operating units and executing underwriting and reinsurance strategies to improve capital ratios and reduce volatility, increase return on equity by line of business and reduce exposure to businesses where inadequate pricing and increased loss trends exist. Chartis will also continue to aggressively pursue cost saving initiatives that were undertaken in the later part of 2010. Further, Chartis plans to continue to attract, retain and develop human capital and continue to build on strategies implemented during 2010 to better align employee performance incentive programs with profitability, capital management, risk management and compliance objectives.

    Chartis U.S. expects both gross and net written premiums to remain generally consistent with 2010 levels. However, its business mix is expected to continue to reflect efforts to align risk profile with risk tolerance, with the goal of meeting profitability and capital management objectives. Also, Chartis has initiated a number of steps to address historical experience with respect to adverse development. Changes include exiting certain classes of its excess workers' compensation business, increased actuarial involvement in product pricing and attachments, increased utilization of pricing models with actuarial support, policy form changes, increased policy exclusions and fewer multi-year policies being offered. As a result, Chartis U.S. expects continued growth within its consumer lines business and an overall decline in certain classes of its commercial lines businesses.

    Chartis International expects continued growth of its net written premiums in 2011. Given its well-established franchises and operations, expectations with regards to continued globalization and growth in the gross domestic product within countries included in the Growth Economies region, Chartis International intends to increase its insurance penetration and growth within commercial liability businesses overseas. This growth is expected in the Far East and Growth Economy Regions. Strong pricing discipline in a continued soft market is expected to keep

46            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

the Europe Region net written premiums at levels consistent with 2010. Far East growth in 2011 is expected to be attributable to the full-year inclusion of the Fuji Fire & Marine Insurance Company Limited (Fuji) results of operations, compared to only six months for 2010. Further, in connection with this purchase, Chartis recognized certain net intangible liabilities. The amortization of these net intangible liabilities is expected to continue to have a beneficial impact on the 2011 expense ratio.

    On February 10, 2011, Chartis announced an all-cash tender offer for the 45.3 percent of outstanding Fuji shares that it does not already own, as well as outstanding stock acquisition rights. The announced offering period began February 14, 2011 and is expected to close on March 24, 2011. Following the completion of the tender offer, Chartis intends to take any additional steps necessary to acquire all remaining shares in Fuji. The cost for all outstanding shares not currently held and related transaction fees is estimated at $590 million and will be funded from available cash within Chartis' insurance companies.

    This transaction is consistent with Chartis' strategy to diversify its portfolio of businesses on both a geographic and product line basis and is intended to strengthen Chartis' position in the consolidating Japanese market, while enabling Fuji to benefit from Chartis' global operational resources and financial strength.

    Following completion of its annual comprehensive loss reserve review, Chartis recorded a $4.2 billion reserve charge, net of $435 million in discount and loss sensitive business premium adjustments, for the fourth quarter of 2010 to strengthen loss reserves, reflecting adverse development on prior accident years in classes of business with long reporting tails. Four classes — asbestos, excess casualty, excess workers' compensation, and primary workers' compensation — comprise approximately 80 percent of the total charge. The majority of the strengthening relates to development in accident years 2005 and prior. These adjustments reflect management's current best estimate of the ultimate value of the underlying claims. These liabilities are necessarily subject to the impact of future changes in claim severity and frequency, as well as numerous other factors. Although AIG believes that these estimated liabilities are reasonable, because of the extended period of time over which such claims are reported and settled, the subsequent development of these liabilities in future periods may not conform to the assumptions inherent in their determination and, accordingly, may vary materially from the amounts previously recorded. To the extent actual emerging loss experience varies from the current assumptions used to determine these liabilities, they will be adjusted to reflect actual experience. Such adjustments, to the extent they occur, will be reported in the period recognized. AIG continues to monitor these liabilities and will take active steps to mitigate future adverse development.

    Australia has suffered a series of catastrophic floods in 2010 and 2011. Chartis recorded a catastrophe loss in the fourth quarter of 2010 of $139 million and anticipates significant claims from the 2011 floods.

    On April 20, 2010, an explosion on the Deepwater Horizon offshore drilling rig, operating in the Gulf of Mexico off the coast of Louisiana, resulted in a fire that led to the sinking of the rig and subsequent oil spill. AIG continues to monitor the casualty exposure to Deepwater Horizon and believes that carried loss reserves at December 31, 2010 are adequate to cover estimated losses attributable to this event. However, AIG's claims estimates may change over time, as the forensic investigation is incomplete, and litigation is in its early stages.

SunAmerica

    SunAmerica intends in 2011 to expand its distribution capabilities, reposition its excess cash and liquidity, maintain a strong statutory surplus, pro-actively manage expenses and increase dividends paid to AIG Parent.

    SunAmerica intends to improve net investment income results in 2011 by investing its excess cash and liquid assets into longer-term higher-yielding securities to improve spreads, while actively managing credit and liquidity risks. However, acquiring higher-yielding investments that otherwise meet SunAmerica's investment criteria in the current low interest rate environment is expected to remain challenging.

    SunAmerica's fixed annuity business is affected by the interest rate environment in several ways. The primary effects are fluctuations in sales volumes related to the absolute level of interest rates and the relative steepness of the yield curve. In low interest rate environments, new sales of fixed annuities tend to be lower as consumers see

AIG 2010 Form 10-K            47

American International Group, Inc., and Subsidiaries

less opportunity to improve their return on savings by purchasing a fixed annuity. With respect to yield curves, steep yield curves provide a relative advantage to products such as fixed annuities that have a longer investment horizon than alternative savings products like money market funds and certificates of deposit. After a period of historically low interest rates during the latter part of 2010, interest rates generally increased at the longer part of the yield curve late in the year. This change in the interest rate environment increased the relative attractiveness of fixed annuities compared to alternative products. Should that interest rate environment continue or increase, SunAmerica's fixed annuity sales should improve. If the environment returns to one of lower interest rates, sales volumes would continue to be challenged.

    Spreads in the fixed annuity business are largely dependent upon three factors: base yields on the traditional fixed income investments (e.g., bonds, mortgage- and asset-backed securities, commercial mortgages), returns on alternative investments (hedge funds and private equity partnerships), and other income items such as the ML II investment income and call and tender income. Base yields on the core fixed income portfolio are the primary source of investment income and were lower than historical trends in 2009 and 2010 due to high levels of cash and short-term investments accumulated for liquidity in that period. SunAmerica is focused on redeploying those lower-yielding assets into higher-yielding traditional investments. To the extent this reinvestment is achieved, the base investment yield and the spread over the cost of funds on the fixed annuity business should increase. Alternative investment returns are affected by equity markets and the interest rate environment, but generally, a favorable equity market should provide positive returns and also improve investment spreads.

    SunAmerica has experienced a recovery of sales in its variable annuity business as various distribution partners have resumed sales of SunAmerica's products during 2010. SunAmerica recently announced that its formerly largest distribution partner for variable annuities has agreed to resume distribution of SunAmerica's products in mid-2011. As a result of broader distribution opportunities and improvement in the equity markets, SunAmerica expects continued improvement in its variable annuity sales.

    SunAmerica companies issue variable annuity contracts with guaranteed benefits, primarily in the individual variable annuity business. Those benefits expose SunAmerica to equity market and interest rate risks which SunAmerica seeks to mitigate with a dynamic hedging program. The fees charged for guaranteed benefits were generally set with the intent that fees would, over time, be sufficient to fund the hedging instruments and pay potential claims under those benefits. In response to the difficult market environment of recent years that has increased the cost of funding the hedging instruments, SunAmerica adjusted the levels of guarantees and changed the basis for fees in response to market conditions, particularly changes in implied volatilities. These changes have reduced the risk exposure in new variable annuity business and position SunAmerica for growth in sales in a very competitive market.

    The estimated gross profits used to amortize Deferred Policy Acquisition Costs (DAC), Value of Business Acquired (VOBA) and SIA are subject to differing market returns and interest rate environments in any single period. Estimated gross profits is comprised of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. SunAmerica uses a reversion to mean methodology to account for fluctuations in separate account returns. Continued favorable separate account returns could trigger a favorable unlocking, where the reversion to mean assumption is reset. If current favorable equity market returns continue in 2011, such an unlocking could occur during 2011, which could result in higher amortization requirements in future periods.

    SunAmerica generally obtains letters of credit in order to receive statutory recognition of its intercompany reinsurance transactions, particularly with respect to redundant statutory reserve requirements on term insurance and universal life with secondary guarantees (XXX and AXXX reserves). For this purpose, SunAmerica had a $2.5 billion syndicated letter of credit facility outstanding at December 31, 2010, all of which relate to intercompany life reinsurance transactions. SunAmerica has also obtained approximately $2.3 billion of letters of credit on a bilateral basis, all of which relate to intercompany life reinsurance transactions. All of these approximately $4.8 billion in letters of credit are due to mature on December 31, 2015. The fees paid to maintain any bilateral letters of credit will likely be based on AIG's long-term debt ratings.

48            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    Under the terms of approximately $2.2 billion of the bilateral letters of credit, however, the issuing bank has the right to base its fees on AIG's credit default swap pricing, and elected to do so in September 2010. This change increased the fees for maintaining these letters of credit by approximately $48 million annually.

    The life insurance industry continues to be challenged by XXX reserve funding requirements. While capital markets' solutions for financing these reserves are becoming less restrictive than in prior years, the capacity for and cost of available solutions, such as letters of credit and securitization, have not returned to pre-2008 levels.

Financial Services

International Lease Finance Corporation

    In 2011, ILFC will focus on the following to improve its credit rating in 2011:

  •
  transition its focus from liquidity to planning for long-term capital requirements as it further strengthens its already diversified financing profile and re-establishes back-up sources of liquidity;

  •
  implement a long-term aircraft portfolio strategy; as it acquires new aircraft to support comprehensive fleet solutions for airlines, ILFC will seek to reduce its portfolio to bolster the core at the same time as it maximizes value from other aircraft; and

  •
  focus on its customers through increased interaction, including the opening of regional offices, to enhance its regional presence.

    In 2011, ILFC sees a positive outlook for aircraft leasing. ILFC anticipates the following:

  •
  a continuing recovery in airline revenues, although such recovery and the profitability of such recovery will remain vulnerable to increasing fuel costs and other political and economic disruptions;

  •
  fleet flexibility and lower cash requirements offered by operating leases will continue to be valuable to the airline industry; and

  •
  stabilization and improvement in lease rates and market values of aircraft.

Capital Markets Wind-Down

    During 2010, AIG continued to make progress winding down the Capital Markets derivatives portfolio. At December 31, 2010, the net notional amount of the portfolio was $352.8 billion (including $11.5 billion of intercompany derivatives), of which $59.9 billion were super senior credit default swap contracts. AIG expects the active unwind of the Capital Markets derivatives portfolio to be completed by the end of the second quarter of 2011, and the remaining Capital Markets derivatives portfolio will consist predominantly of transactions that AIG believes will be of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis.

Other Operations

Parent & Other

    In connection with the January 2011 repayment of the FRBNY Credit Facility from proceeds of the AIA IPO and ALICO sale, AIG expects to record a net $3.3 billion pre-tax charge from extinguishment of debt in the first quarter of 2011, primarily representing the accelerated amortization of the prepaid commitment fee asset. As a consequence of the significant reduction in outstanding debt realized in connection with the Recapitalization, AIG's interest expense is expected to decline significantly in 2011 as a result of the repayment.

    AIG also expects restructuring expenses attributable to disposition activity will decline as AIG completes the remaining dispositions in 2011.

AIG 2010 Form 10-K            49

American International Group, Inc., and Subsidiaries

Mortgage Guaranty

    The improvement in UGC's 2010 results is primarily the result of declining levels of newly reported delinquencies in the first-lien, second-lien and international products, higher cure rates on existing first-lien and international delinquent loans, the effect of stop-loss limits on certain second-lien and international policies, increased rescission activity on domestic first-lien claims, the commutation of several blocks of loan risks, and increased efforts to modify payment plans for currently delinquent domestic first-lien loans. If these trends persist, UGC's financial results may continue to show improvement in future quarters. However, there remains considerable uncertainty about the longer term outlook for the housing market, U.S. unemployment rates, the impact of future foreclosures on domestic home prices, loan modification programs, the elimination of tax credits for first-time homebuyers, moratoriums on foreclosures by certain lenders and mortgage insurance rescission rates and the effects, if any, these factors may have on UGC's financial results.

Direct Investment Business

    During 2010, AIG made progress in the wind-down of the Global Real Estate business by reducing debt, guarantees and other funding requirements while monetizing assets within the portfolio which included the sale of discrete assets, joint venture restructuring and the sale of certain business platforms both domestically and internationally. During 2011, AIG expects to continue the wind-down of the Global Real Estate platform. AIG carefully evaluates various alternative exit strategies for each property and chooses the strategy it deems most appropriate. Although orderly, the wind-down has produced and will continue to produce income statement volatility resulting from impairments on real estate assets and subsequent gains on the defeasance of non-recourse debt. AIG continues to monitor funding requirements of the business.

    During the fourth quarter of 2010, AIG either sold or internally securitized Direct Investment assets. These actions have produced sufficient cash to fund the expected 2011 maturities of the Direct Investment portfolio. During 2011, management expects to pursue measures to maximize cash flows from these invested assets while continuing its efforts to align the timing of the combined cash flows between the MIP and certain non-derivative assets and liabilities of AIGFP.

    The remainder of MD&A is organized as follows:

50            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.

Capital Resources and Liquidity

Overview

    As a result of the recent closing of the Recapitalization, AIG's liquidity management practices have changed considerably. Since September 2008, the FRBNY Credit Facility had been utilized as a primary source of liquidity. In addition, since 2009, the commitment provided by the Department of the Treasury (the Department of the Treasury Commitment (Series F)), relating to AIG's Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series F Preferred Stock), had been used as a source of funding, primarily to support the capital needs of AIG's insurance company subsidiaries. However, at the closing of the Recapitalization, as described more fully above and in Note 1 to the Consolidated Financial Statements, AIG fully repaid and terminated the FRBNY Credit Facility, and the Department of the Treasury Commitment (Series F) was exchanged for, among other consideration, a commitment (the Series G Drawdown Right) by the Department of the Treasury to fund up to $2 billion in liquidation preference of AIG's Series G Cumulative Mandatory Convertible Preferred Stock, par value $5.00 per share (the Series G Preferred Stock). AIG also completed the following transactions to enhance its liquidity and capital position:

  •
  In the fourth quarter of 2010, AIG issued an aggregate of $2 billion in senior unsecured notes, comprised of $500 million in three-year notes and $1.5 billion in ten-year notes. In addition, AIG established a $500 million contingent liquidity facility.

  •
  In December 2010, AIG entered into an aggregate of $3 billion in unsecured and committed bank credit facilities, split evenly between a 364-day and a three-year credit facility. These facilities became available upon the closing of the Recapitalization and are intended to support general corporate purposes.

  •
  In December 2010, Chartis Inc. entered into a one-year $1.3 billion letter of credit facility, which provides for the issuance of letters of credit in favor of certain of Chartis' insurance companies.

  •
  In January 2011, ILFC entered into an unsecured three-year $2 billion revolving credit facility. ILFC may borrow under this facility for general corporate purposes.

    For further discussion of the terms and conditions relating to these above-referenced credit facilities, see Credit Facilities below.

    As a result of various actions taken in the fourth quarter of 2010 and in 2011 to date, AIG Parent has generated substantial cash and short-term investment balances, and has established significant sources of contingent liquidity.

Liquidity Adequacy Management

    In 2010, AIG implemented a stress testing and liquidity framework to systematically assess AIG's aggregate exposure to its most significant risks. This framework is built on AIG's existing Enterprise Risk Management (ERM) stress testing methodology for both insurance and non-insurance operations. The scenarios are performed with a two-year time horizon and capital adequacy requirements consider both financial and insurance risks.

    AIG's insurance operations must comply with numerous constraints on their minimum capital positions. These constraints are guiding requirements for capital adequacy for individual businesses, based on capital assessments under rating agency, regulatory and business requirements. Using ERM's stress testing methodology, the capital impact of potential stresses is evaluated relative to the binding capital constraint of each business operation in order to determine AIG Parent's liquidity needs to support the insurance operations and maintain their target capitalization levels. Added to this amount is the contingent liquidity required under stressed scenarios for non-insurance operations, including the AIGFP derivatives portfolio, the Direct Investment business and ILFC.

AIG 2010 Form 10-K            51

American International Group, Inc., and Subsidiaries

    AIG's consolidated risk target is to maintain a minimum liquidity buffer such that AIG Parent's liquidity needs under the ERM stress scenarios do not exceed 80 percent of AIG Parent's overall liquidity sources over the specified two-year horizon. If the 80 percent minimum threshold is projected to be breached over this defined time horizon, AIG will take appropriate actions to further increase liquidity sources or reduce liquidity needs to maintain the target threshold, although no assurance can be given that this would be possible under then-prevailing market conditions.

    AIG expects to enter into additional capital maintenance agreements with its U.S. insurance companies to manage the flow of capital and funds between AIG Parent and the insurance companies.

    As a result of these ERM stress tests, AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies or events.

    See further discussion regarding AIG Parent and subsidiary liquidity considerations in Liquidity of Parent and Subsidiaries below.

Analysis of sources and uses of cash

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Years Ended December 31, (in millions)	2010	2009	2008

Summary:
Net cash provided by (used in) operating activities	$16,910	$18,584	$(122)
Net cash provided by (used in) investing activities	(10,225)	5,778	47,176
Net cash used in financing activities	(9,261)	(28,997)	(40,734)
Effect of exchange rate changes on cash	39	533	38

Change in cash	(2,537)	(4,102)	6,358
Cash at beginning of year	4,400	8,642	2,284
Reclassification of assets held for sale	(305)	(140)	-

Cash at end of year	$1,558	$4,400	$8,642

    Net cash provided by operating activities was positive for both 2010 and 2009 compared to negative in 2008, principally due to positive cash flows from AIG's life insurance subsidiaries.

    Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits, but the ability of Chartis to generate positive cash flow is affected by operating expenses, the frequency and severity of losses under its insurance policies and policy retention rates. Cash provided by Chartis operations was $1.9 billion for 2010 compared to $2.8 billion in 2009 as a reduction in claims paid was more than offset by declines in premiums collected, arising primarily from a decrease in domestic production. Catastrophic events and significant casualty losses, the timing and effect of which are inherently unpredictable, reduce operating cash flow for Chartis operations. Cash provided by AIG's life insurance subsidiaries, including entities presented as discontinued operations, was $15.5 billion for 2010 compared to $9.1 billion in 2009 as growth in international markets was partially offset by a decrease in cash flows from domestic operations. Cash flows provided from Financial Services including entities presented as discontinued operations were $1.4 billion and $5.4 billion for 2010 and 2009, respectively. The decrease can be attributed in part to the continued wind-down of AIGFP's businesses and portfolio.

    Cash provided by Chartis was $2.8 billion for 2009 compared to $4.8 billion in 2008 as a reduction in claims paid was more than offset by reduced premiums collected. Cash provided by life insurance operations, including entities presented as discontinued operations, was $9.1 billion for 2009 compared to $22 billion in 2008. Reduced cash flows were primarily driven by the continuing impact of the negative events during the second half of 2008. Cash provided from Financial Services, including entities presented as discontinued operations, was $5.4 billion for 2009 compared to $28.9 billion operating cash outflows in 2008, primarily related to collateral posting requirements.

52            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    The Capital Markets wind-down and other segment developments affecting pre-tax income (loss) described above are discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity of Parent and Subsidiaries — Financial Services — Capital Markets Wind-down.

    Accrued compounding interest and fees (reflected as non-cash expenses) were paid in kind in 2010 and 2009 under the provisions of the FRBNY Credit Facility and, accordingly, did not reduce operating cash flow in any period. Debt under the FRBNY Credit Facility includes total accrued compounding interest and fees of $6.4 billion at December 31, 2010. This amount was fully repaid in cash on January 14, 2011 as part of the Recapitalization.

    Net cash used in investing activities in 2010 primarily resulted from net purchases of fixed maturity securities, resulting from AIG's investment of cash generated from operating activities, and the redeployment of liquidity that had been accumulated by the insurance companies in 2008 and 2009. In these years, Net cash provided by investing activities resulted from the net proceeds from the sale and maturity of investments.

    Net cash used in financing activities was significantly lower in 2010 than in 2009, primarily as a result of declines in policyholder contract withdrawals, reflecting improved conditions for the life insurance and retirement services businesses was partially offset by the issuance of long-term debt by ILFC, which is discussed in Liquidity of Parent and Subsidiaries — Financial Services — ILFC. Net cash used in financing activities was significantly lower in 2009 than in 2008, also primarily as a result of declines in policyholder contract withdrawals, reduction of payments and the FRBNY Credit Facility and a reduction in repayments of other borrowings. See Contractual Obligations herein for additional information.

Liquidity of Parent and Subsidiaries

AIG Parent

Sources of Liquidity

    As a result of the Closing of the Recapitalization, AIG has established and maintains substantial sources of actual and contingent liquidity. The following table presents AIG Parent's sources of liquidity in addition to liquidity that is expected to result from cash flows from operations:

	As of
(In millions)	December 31, 2010	February 16, 2011

Cash(a)	$49	$-
Short-term investments(a)	5,602	8,953
Available capacity under Syndicated Credit Facility(b)	-	3,000
Available capacity under Contingent Liquidity Facility	500	500
Available capacity under the Department of the Treasury Commitment (Series G)(b)	-	2,000
Available borrowing under the FRBNY Credit Facility(c)	9,890	-
Available capacity under the Department of the Treasury Commitment (Series F)(c)	22,292	-

Total AIG Parent liquidity sources(d)	$38,333	$14,453	(e)

(a)
Includes total Cash and Short-term investments for AIG Parent. See Note 25 to the Consolidated Financial Statements.

(b)
The Syndicated Credit Facility and the Series G Drawdown Right became effective January 14, 2011, the closing date of the Recapitalization.

(c)
The FRBNY Credit Facility was fully repaid and terminated, and the Department of Treasury Commitment (Series F) was drawn down on the closing of the Recapitalization.

(d)
Excludes Cash and Short-term Investments held by AIGFP (excluding Banque AIG S.A.) which are considered to be unrestricted and available for use by AIG Parent; these balances totaled $421 million at December 31, 2010 and $494 million at February 16, 2011.

(e)
Does not give effect to reduction for a $3.7 billion capital contribution made by AIG Parent to Chartis after February 16, 2011.

    FRBNY Credit Facility: At December 31, 2010, a total of $21.0 billion was outstanding under the FRBNY Credit Facility, a net decrease of $2.5 billion from December 31, 2009. The amount outstanding at December 31, 2010 included $6.4 billion of accrued compounding interest and fees. On January 14, 2011, AIG used cash proceeds from the AIA initial public offering and the sale of ALICO to fully repay and terminate the FRBNY

AIG 2010 Form 10-K            53

American International Group, Inc., and Subsidiaries

Credit Facility in connection with the closing of the Recapitalization. See Note 1 to the Consolidated Financial Statements for additional information.

    Department of the Treasury Commitment: At December 31, 2010, a total of $7.5 billion was outstanding under the Department of the Treasury Commitment (Series F), an increase of $2.2 billion from December 31, 2009. On January 14, 2011 AIG drew down approximately $20.3 billion under this (Series F) Commitment to purchase a portion of the SPV Preferred Interests that were exchanged with the Department of the Treasury. In connection with the closing of the Recapitalization, $2 billion under the (Series F) Commitment was exchanged for the Series G Drawdown Right, and the Series G Drawdown Right became effective on that date. See Note 1 to the Consolidated Financial Statements for additional information.

    Syndicated and Contingent Facilities: Bank credit facilities totaling $3 billion became available upon the closing of the Recapitalization on January 14, 2011 and AIG had previously established a $500 million contingent liquidity facility in December 2010. AIG's ability to borrow under the facilities is not contingent on its credit ratings. For further discussion of the terms and conditions relating to the bank credit facilities, see Credit Facilities below. For additional information on the contingent liquidity facility see Debt below.

    AIG Parent's primary sources of cash flow are dividends, distributions, and other payments from subsidiaries. In 2010, AIG Parent collected $1.9 billion in dividends and other payments from subsidiaries (primarily from insurance company subsidiaries), which included $1.4 billion in dividends from Chartis U.S. In addition, AIG has been able to generate significant liquidity through capital markets activities. In November 2010, AIG issued an aggregate of $2 billion in senior unsecured notes, comprised of $500 million in three-year notes and $1.5 billion in ten-year notes. The proceeds from these issuances have been retained by AIG Parent for liquidity. Additional details are set forth in Debt below.

Uses of Liquidity

    AIG's primary uses of cash flow are for debt service, operating expenses and subsidiary capital needs. In 2010, AIG Parent retired $1.4 billion of debt and made interest payments totaling $1.8 billion, excluding MIP and Series AIGFP debt. AIG Parent made $2.6 billion in net capital contributions to subsidiaries in 2010, of which the majority was contributed to AIG Capital Corporation, enabling AIG Capital Corporation to redeem its preferred securities held by a Chartis U.S. subsidiary. In connection with the sale of a majority interest in AGF in November 2010, AIG Parent paid AGF $750 million under a demand note in addition to making net repayments of $800 million prior to the fourth quarter of 2010. At December 31, 2010, AIG Parent owed AGF $469 million under a promissory note related to a tax sharing agreement between AIG Parent and AGF.

    After February 16, 2011, AIG Parent provided capital support to Chartis by making a $3.7 billion capital contribution. This transaction was funded from the retention of $2 billion of net cash proceeds from the sale of AIG Star and AIG Edison (which the Department of the Treasury provided a waiver to use for this purpose instead of using the amount to repay SPV Preferred Interests) and available cash at AIG Parent.

    AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies or events. However, no assurance can be given that AIG's cash needs will not exceed projected amounts. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, further downgrades in AIG's credit ratings, catastrophic losses or a further deterioration in the super senior credit default swap portfolio may result in significant additional cash needs, loss of some sources of liquidity or both. Regulatory and other legal restrictions could limit AIG's ability to transfer funds freely, either to or from its subsidiaries.

    Several Chartis U.S. insurance subsidiaries have deferred tax assets on a separate company basis, including those resulting from net operating losses incurred. Chartis intends to rely on prudent and feasible effective tax planning actions and/or strategies to preserve admissibility of such deferred tax assets for insurance regulatory reporting purposes. In the event that Chartis cannot execute such actions, if required, and the related deferred tax assets become non-admitted for insurance regulatory reporting purposes, such insurance companies would require additional capital contributions of up to $2.3 billion from AIG, based on December 31, 2010 balances. The Chartis

54            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

U.S. deferred tax assets have a full valuation allowance at the AIG consolidated level as described in Note 22 to the Consolidated Financial Statements.

Chartis

    AIG currently expects that its Chartis subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Chartis subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $12.4 billion as of December 31, 2010. Further, Chartis businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds, which Chartis could seek to monetize in the event operating cash flows are insufficient. Generally, these assets are not transferable across various legal entities; however, management believes there are generally sufficient resources within those legal entities such that they can meet their individual needs.

    One or more large catastrophes, however, may require AIG to provide additional support to the affected Chartis operations. In addition, further downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of its subsidiaries which could result in non-renewals or cancellations by policyholders and adversely affect the relevant subsidiary's ability to meet its own obligations and require AIG to provide capital or liquidity support to the subsidiary. Increases in market interest rates may adversely affect the financial strength ratings of Chartis subsidiaries as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include economic collapse of a nation or region significant to Chartis operations, nationalization, catastrophic terrorist acts, pandemics or other economic or political upheaval.

    Given the size and liquidity profile of the Chartis investment portfolios, AIG believes that variations from its projected claim experience do not constitute a significant liquidity risk. For example, the recent $4.2 billion fourth-quarter net reserve charge did not materially impact the liquidity of Chartis in light of the long-tail nature of the classes of business strengthened. In addition, Chartis' liquidity position was further strengthened by the contribution of $3.7 billion in cash to the capital of Chartis. The contribution was immediately followed by a transfer of UGC shares by Chartis via a return of capital. The capital contribution was partially funded from the retention of $2 billion of net cash proceeds from the sale of AIG Star and AIG Edison. AIG's asset/liability management process takes into account the expected maturity of investments and the specific nature and risk profile of liabilities. Historically, there has been no significant variation between the expected maturities of the Chartis investments and the payment of claims. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Investments for further information.

    In December 2010, Chartis Inc. entered into a one-year $1.3 billion letter of credit facility, which provides for the issuance of letters of credit in favor of certain of its general insurance companies, to permit those companies' statutory recognition of reinsurance recoverables from unauthorized reinsurers.

SunAmerica

    Management considers the sources of liquidity for SunAmerica subsidiaries adequate to satisfy future liquidity requirements and meet foreseeable liquidity needs, including reasonably foreseeable contingencies or events. These subsidiaries generally have been lengthening their maturity profile by purchasing investment grade fixed income securities, in order to reduce the high levels of cash, cash equivalents and other short-term instruments that had been maintained during 2009 and 2010. The SunAmerica subsidiaries continue to maintain substantial liquidity in the form of cash and short-term investments, totaling $19.4 billion as of December 31, 2010. In addition, the SunAmerica businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds, which SunAmerica could seek to monetize in the event operating cash flows are insufficient. Generally, these assets are not transferable across various legal entities; however, management believes there are generally sufficient resources within those legal entities such that they can meet their individual needs.

AIG 2010 Form 10-K            55

American International Group, Inc., and Subsidiaries

    The most significant potential liquidity needs of SunAmerica companies are the funding of surrenders, withdrawals and the liquidity needs to meet the GIC maturities. A significant increase in policy surrenders and withdrawals, which could be triggered by a variety of factors, including AIG-specific concerns, could result in a substantial liquidity strain on these companies. Other potential events that could cause a liquidity strain include economic collapse of a state or region significant to SunAmerica operations, nationalization, catastrophic terrorist acts or pandemics or other economic or political upheaval. Given the size and liquidity profile of SunAmerica's investment portfolios, AIG believes that any deviations from their projected claim experience would not constitute a significant liquidity risk.

    The liquidity needs of the GIC maturities are expected to be substantially met by the underlying asset portfolios.

    AIG believes that SunAmerica companies currently have adequate capital to support their business plans. However, to the extent that these subsidiaries experience significant future losses or declines in their investment portfolios, AIG Parent may be required to contribute capital.

Financial Services

    AIG's major Financial Services operations consist of ILFC and the remaining portfolios of AIGFP, which are in wind-down. During 2010, ILFC made significant progress in addressing its foreseeable liquidity needs, as further described below. In addition, AIG has sold a substantial portion of its consumer finance operations, which were previously reported as part of Financial Services.

International Lease Finance Corporation

    ILFC's sources of liquidity include collections of lease payments, borrowing in the public markets, and proceeds from asset sales. Uses of liquidity for ILFC primarily consist of aircraft purchases and debt repayments. In 2010, ILFC took a number of actions to increase its liquidity position and lengthen its maturities as described under Debt below.

    See Debt — Debt Maturities — ILFC and Note 15 to the Consolidated Financial Statements for further details on ILFC's outstanding debt.

Direct Investment Business and Capital Markets

    Prior to September 2008, AIGFP had historically funded its operations through the issuance of notes and bonds, guaranteed investment agreement (GIA) borrowings, other structured financing transactions and repurchase agreements. AIGFP has relied upon AIG Parent to meet most of its collateral and other liquidity needs.

The following table presents a rollforward of the amount of collateral posted by the Direct Investment business and Capital Markets operations:

(in millions)	Collateral Posted as of December 31, 2009	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of December 31, 2010

Collateralized GIAs (Direct Investment business)	$6,129	$708	$1,175	$5,662
Super senior credit default swap (CDS) portfolio	4,590	393	1,197	3,786
All other derivatives	5,217	2,196	6,078	1,335

Total	$15,936	$3,297	$8,450	$10,783

Capital Markets Wind-down

    During 2010, AIG's Asset Management Group undertook the management responsibilities for certain non-derivative assets and liabilities of the Capital Markets businesses of the Financial Services segment. These assets and liabilities are being managed on a spread basis, in concert with the MIP. Accordingly, gains and losses

56            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

related to these assets and liabilities, primarily consisting of credit valuation adjustment gains and losses, are reported in AIG's Other operations category as part of Asset Management — Direct Investment business.

During 2010, AIGFP continued to unwind its portfolios, significantly reducing the net notional amount and number of outstanding trade positions as shown in the following table:

				Percentage Decrease
(dollars in billions)	December 31, 2010	December 31, 2009	December 31, 2008	2010 vs. 2009	2009 vs. 2008

Net notional amount(a)	$353	$941	$1,800	(62)%	(48)%
Super senior CDS contracts (included in net notional amount above)	$60	$184	$302	(67)	(39)
Outstanding trade positions(b)	3,900	16,100	35,200	(76)	(54)

(a)
Includes $11.5 billion, $40.7 billion and $44.7 billion of intercompany derivatives in 2010, 2009 and 2008, respectively. Net notional amount in 2008 was adjusted by approximately $200.0 billion in accordance with the amended accounting standard on derivative instruments and hedging activities.

(b)
Excludes approximately 4,800 non-derivative trade positions that were transferred to Direct Investment business in 2010.

    In connection with these activities, AIGFP disaggregated its portfolio of existing transactions into separate "books" and developed a plan for addressing each book, including assessing each book's risks, risk mitigation options, monitoring metrics and various potential outcomes. The plans are subject to change as efforts progress and as conditions in the financial markets evolve, and they contemplate, depending on the book in question, alternative strategies, including sales, assignments or other transfers of positions, terminations of positions and/or run-offs of positions in accordance with existing terms. Execution of these plans is overseen by a transaction approval process involving senior members of AIGFP's and AIG's respective management groups as specific actions entail greater liquidity and financial consequences. Successful execution of these plans is subject, to varying degrees depending on the transactions of a given book, to market conditions and, in many circumstances, counterparty negotiation and agreement.

    As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. AIGFP has already reduced the size of certain portions of its portfolio, including through a substantial reduction in credit derivative transactions in respect of multi-sector collateralized debt obligations (CDOs) in connection with ML III, the ongoing termination of transactions in its regulatory capital portfolio, a sale of its commodity index business, termination and sale of its activities as a foreign exchange prime broker and a sale and other disposition of its energy/infrastructure investment portfolio. AIGFP has also novated certain trades to AIG Markets. AIG expects the active unwind of the Capital Markets derivatives portfolio to be completed by the end of the second quarter of 2011, and the remaining Capital Markets derivatives portfolio will consist predominantly of transactions AIG believes will be of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis.

    The cost and liquidity needs of executing the wind-down will depend on many factors, many of which are not within AIG's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

Debt

Debt Maturities

The following table summarizes the maturing debt at December 31, 2010 of AIG and its subsidiaries for the next four quarters:

(in millions)	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011	Total

ILFC	$1,489	$1,262	$2,148	$336	$5,235
AIG borrowings supported by assets	248	1,637	1,284	1,151	4,320
AIG general borrowings	146	-	-	618	764
Other	1	1	1	1	4

Total	$1,884	$2,900	$3,433	$2,106	$10,323

AIG 2010 Form 10-K            57

American International Group, Inc., and Subsidiaries

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include existing cash, future cash flows from operations, debt issuances and aircraft sales (subject to market and other conditions) (see Liquidity of Parent and Subsidiaries — Financial Services — ILFC). During 2010, ILFC significantly increased its liquidity position through a combination of new secured and unsecured debt issuances of approximately $9.8 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. In December 2010, ILFC paid down $800 million of this revolving credit facility. The amended facility prohibits ILFC from re-borrowing amounts repaid under this facility for any reason; therefore the size of the outstanding facility is $1.7 billion. Also, in January 2011 ILFC entered into an unsecured three-year $2.0 billion revolving credit facility. During 2010, ILFC agreed to sell 66 aircraft to third parties, 57 of which were sold. These sales generated approximately $2.1 billion in gross proceeds during 2010.

  •
  AIG borrowings supported by assets consist of debt under the MIP as well as AIGFP debt being managed in the Direct Investment business. Approximately $3.7 billion of debt maturities in the Direct Investment business through December 31, 2011 are supported by maturities of investments and short term cash investments. Mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and the ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent.

58            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table provides the rollforward of AIG's total debt outstanding:

Year Ended December 31, 2010 (in millions)	Balance at December 31, 2009	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Non-Cash Changes		Activity of discontinued operations(a)	Reclassified to Liabilities of businesses held for sale	Dispositions(b)	Balance at December 31, 2010

Debt issued or guaranteed by AIG:
General borrowings:
FRBNY Credit Facility(c)	$23,435	$19,900	$(23,178)	$-	$828	(d)	$-	$-	$-	$20,985
Notes and bonds payable	10,419	1,996	(1,351)	(54)	501		-	-	-	11,511
Junior subordinated debt	12,001	-	-	(262)	1		-	-	-	11,740
Junior subordinated debt attributable to equity units	5,880	-	-	-	(3,711	)(e)	-	-	-	2,169
Loans and mortgages payable	438	146	-	-	2		12	(380)	-	218
AIG Funding – FRBNY commercial paper funding facility	1,997	-	(2,000)	-	3		-	-	-	-
SunAmerica Financial Group, Inc. (SAFG, Inc.) notes and bonds payable	798	-	(500)	-	-		-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-		-	-	-	1,339

Total general borrowings	56,307	22,042	(27,029)	(316)	(2,376)		12	(380)	-	48,260

Borrowings supported by assets:
MIP notes payable	13,371	-	(2,267)	392	(178)		-	-	-	11,318
Series AIGFP matched notes and bonds payable	3,913	-	(63)	-	131		-	-	-	3,981
FRBNY commercial paper funding facility, at fair value	2,742	2,272	(6,127)	-	1,113	(f)	-	-	-	-
GIAs, at fair value	8,257	680	(1,666)	-	941	(f)	-	-	-	8,212
Notes and bonds payable, at fair value	3,916	108	(925)	-	154	(f)	-	-	-	3,253
Loans and mortgages payable at fair value	1,022	21	(299)	-	(66	)(f)	-	-	-	678

Total borrowings supported by assets	33,221	3,081	(11,347)	392	2,095		-	-	-	27,442

Total debt issued or guaranteed by AIG	89,528	25,123	(38,376)	76	(281)		12	(380)	-	75,702

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facilities, bank financings and other secured financings(g)	25,174	9,704	(7,990)	(200)	12		-	-	-	26,700
Junior subordinated debt	999	-	-	-	-		-	-	-	999

Total ILFC debt	26,173	9,704	(7,990)	(200)	12		-	-	-	27,699

AGF:
Notes and bonds payable	19,770	-	-	-	-		(3,495)	-	(16,275)	-
Junior subordinated debt	349	-	-	-	-		-	-	(349)	-

Total AGF debt	20,119	-	-	-	-		(3,495)	-	(16,624)	-

AIG Consumer Finance Group, Inc. loans and mortgages payable	216	100	(115)	(7)	(194)		-	-	-	-

Other subsidiaries	295	43	(58)	2	318	(h)	4	(145)	(13)	446

Total debt of consolidated investments(i)	5,141	248	(1,507)	(1)	(681)		(52)	-	(534)	2,614

Total debt not guaranteed by AIG	51,944	10,095	(9,670)	(206)	(545)		(3,543)	(145)	(17,171)	30,759

Total debt:
Total long-term debt	136,733	32,946	(39,919)	(130)	(1,942)		(3,531)	(525)	(17,171)	106,461
FRBNY commercial paper funding facility	4,739	2,272	(8,127)	-	1,116	(j)	-	-	-	-

Total debt	$141,472	$35,218	$(48,046)	$(130)	$(826)		$(3,531)	$(525)	$(17,171)	$106,461

(a)
Primarily represents activity related to ALICO and AGF prior to close of sale.

(b)
Reflects the deconsolidation of AIA and sale of AGF and ALICO in 2010.

(c)
The FRBNY Credit Facility was fully repaid and terminated in January 2011 in connection with the closing of the Recapitalization.

(d)
Represents accrued interest and fees.

(e)
Represents exchange of Equity Units (and the underlying subordinated debt) for AIG Common Stock and cash.

(f)
Primarily represents adjustments to the fair value of Direct Investment business debt.

(g)
Includes $114 million of secured financings that are non-recourse to ILFC.

(h)
Includes $164 million of debt assumed on the acquisition of Fuji.

(i)
At December 31, 2010, includes debt of consolidated investments held through AIG Global Real Estate Investment, AIG Credit and SunAmerica of $2.2 billion, $312 million and $108 million, respectively.

(j)
Reflects the consolidation of Nightingale during the first quarter of 2010.

AIG 2010 Form 10-K            59

American International Group, Inc., and Subsidiaries

AIG Parent

    AIG issues debt securities from time to time to meet its financing needs and those of certain of its subsidiaries, including general borrowing to support AIG's capital structure and corporate needs, borrowing supported by assets intended to provide spread-based income and borrowing specific to certain AIG subsidiaries to support the operations of those subsidiaries. Liquidity sources of AIG and its respective subsidiaries are utilized to fund repayment of these obligations, including any additional funding requirements where cash flows from assets supporting borrowing obligations are not sufficient.

    In the fourth quarter of 2010, AIG raised approximately $2.5 billion in senior debt and contingent liquidity. AIG issued an aggregate of $2 billion in senior unsecured notes, comprised of $500 million in three-year notes and $1.5 billion in ten-year notes. In addition, AIG established a $500 million contingent liquidity facility in the name of Stone Street Trust in December 2010. Under this facility, AIG has the unconditional right, prior to December 15, 2015, to issue up to $500 million in senior debt to the Stone Street Trust, at its discretion, based on a put option agreement between AIG and the Stone Street Trust. The senior debt, if issued, will mature on December 15, 2015.

    As of December 31, 2010, notes and bonds, including AIG Parent, MIP and Series AIGFP matched notes and bonds payable, aggregating $26.5 billion were outstanding with maturity dates ranging from 2011 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

    In November 2010, AIG exchanged 49,474,600 of its Equity Units for 4,881,667 shares of AIG Common Stock plus $162 million in cash. Each Equity Unit was exchanged for 0.09867 shares of AIG Common Stock plus $3.2702 in cash. The stock and cash received by the Equity Unit holders was the result of netting payments from two separate transactions, a repurchase of the subordinated debentures and a cancellation of the stock purchase contracts.

    Following the completion of the exchange offer, a total of 28,925,400 Equity Units remained outstanding. In addition, the remaining debentures continue to be subject to remarketing. In January 2011, AIG remarketed the first of three series of the remaining debentures included in the Equity Units. AIG purchased and retired all of the Series B-1 Debentures representing $723 million aggregate principal amount of the Series B-1 Debentures and as a result, no Series B-1 Debentures remain outstanding. The remarketing of the remaining debentures included in the Equity Units will occur later in 2011.

SunAmerica Financial Group, Inc. (SAFG, Inc.; formerly AIG Life Holdings (US), Inc.)

    In connection with its acquisition of SAFG, Inc. in 2001, AIG entered into arrangements with SAFG, Inc. with respect to outstanding SAFG, Inc. capital securities. In 1996, SAFG, Inc. issued capital securities through a trust to institutional investors and funded the trust with SAFG, Inc. junior subordinated debentures issued to the trust. SAFG, Inc. guaranteed payments to the holders of capital securities only to the extent (i) the trust received payments on the debentures and (ii) these payments were available for the trust to pay to holders of capital securities. In 2001, AIG guaranteed the same payments to the holders of capital securities. Like the SAFG, Inc. guarantee, the AIG guarantee applies only to any payments actually made to the trust in respect of the debentures. If no payments are made on the debentures, AIG is not required to make any payments to the trust. AIG also guaranteed the debentures pursuant to a guarantee that is expressly subordinated to certain SAFG, Inc. senior debt securities. Under AIG's guarantee, AIG is not required to make any payments in respect of the debentures if such payment would be prohibited by the subordination provisions of the debentures. As a result, AIG will never be required to make a payment under its guarantee of the debentures for so long as SAFG, Inc. is prohibited from making a payment on the debentures.

ILFC

    During 2010, ILFC borrowed $327 million to refinance five aircraft and finance five new aircraft under its Export Credit Agency (ECA) Facility described below, borrowed $5.2 billion through secured financing

60            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

arrangements, issued $2.75 billion aggregate principal amount of unsecured senior notes in private placements and issued $1.5 billion in registered unsecured senior notes.

    In 2010, ILFC amended its $2.5 billion revolving credit facility to, among other things, extend the maturity date of $2.16 billion from October 2011 to October 2012. In December 2010, ILFC paid down $800 million of this revolving credit facility. The amended facility prohibits ILFC from re-borrowing amounts repaid under this facility for any reason; therefore the size of the outstanding facility is $1.7 billion. In addition, in January 2011 ILFC entered into an unsecured three-year $2.0 billion revolving credit facility. This revolving credit facility includes restrictive covenants that, among other things, restrict ILFC from entering into secured financings in excess of 30 percent of its consolidated tangible net assets, as defined in the agreement, less $2.0 billion, which results in an amount of approximately $10.0 billion. ILFC may borrow under this facility for general corporate purposes. For further discussion of the terms and conditions relating to ILFC's credit facilities, see Credit Facilities below.

ILFC Notes and Bonds Payable

    As of December 31, 2010, notes and bonds aggregating $16.9 billion were outstanding with maturity dates ranging from 2011 to 2020. To the extent considered appropriate, ILFC may enter into swap transactions to manage its effective borrowing rates with respect to these notes and bonds.

ILFC ECA Facilities

    ILFC has a $4.3 billion 1999 ECA Facility that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. The interest rate varies from 5.83 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2010, ILFC had five loans with a remaining principal balance of $13 million outstanding under this facility. At December 31, 2010, the net book value of the related aircraft was $1.6 billion.

    ILFC has a similarly structured 2004 ECA Facility, which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through June 30, 2010. At December 31, 2010, ILFC had financed 76 aircraft using approximately $4.3 billion under this facility and approximately $2.8 billion was outstanding. At December 31, 2010, the interest rate of the loans outstanding ranged from 0.43 percent to 4.71 percent. At December 31, 2010, the net book value of the related aircraft was $4.3 billion.

    Borrowings with respect to these facilities are included in ILFC's notes and bonds payable in the table below. New financings are no longer available to ILFC under either the 1999 or 2004 ECA facility.

ILFC Bank Financings and Other Secured Financings

    At December 31, 2010, the total funded amount of ILFC's revolving credit facility was $1.7 billion, of which approximately $1.5 billion is secured. The maturity of the facility, as amended, is $235 million in October 2011 and approximately $1.5 billion in October 2012. At December 31, 2010, the interest rates ranged from 0.95 percent to 2.45 percent. In addition, at December 31, 2010, ILFC has other secured financings of approximately $5.3 billion that mature through 2018, with interest rates ranging from 3.41 percent to 7.13 percent.

    On January 31, 2011, ILFC entered into an unsecured $2.0 billion three-year revolving credit facility.

    AIG does not guarantee any of the debt obligations of ILFC. See Note 15 to the Consolidated Financial Statements — Debt Outstanding for further details on ILFC's outstanding debt.

Credit Facilities

    AIG relies on credit facilities as a potential source of liquidity for general corporate purposes. Currently, AIG, Chartis, Inc. and ILFC maintain committed, revolving credit facilities and a letter of credit facility summarized in the following table for general corporate purposes. AIG, Chartis Inc. and ILFC intend to replace or extend these credit facilities on or prior to their expiration, although no assurance can be given that this will be possible. One

AIG 2010 Form 10-K            61

American International Group, Inc., and Subsidiaries

of the facilities, as noted below, contains a "term-out option" allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans. All facilities, except for the ILFC five-year syndicated credit facility dated October 13, 2006, are unsecured.

At February 16, 2011 (in millions) Facility	Size	Borrower(s)	Available Amount	Expiration	One-Year Term-Out Option	Effective Date

AIG:
364-Day Syndicated Facility	$1,500	AIG	$1,500	January 2012	Yes	1/14/2011
3-Year Syndicated Facility	1,500	AIG	1,500	January 2014	No	1/14/2011

Total AIG	$3,000		$3,000

Chartis 364-Day Syndicated Letter of Credit Facility	$1,300	Chartis	$-	January 2012	No	1/14/2011

ILFC:
5-Year Syndicated Facility(a)	$235	ILFC	$-	October 2011	No	10/13/2006
5-Year Syndicated Facility(a)(b)	1,465	ILFC	-	October 2012	No	10/13/2006
3-Year Syndicated Facility	2,000	ILFC	2,000	January 2014	No	1/31/2011

Total ILFC	$3,700		$2,000

(a)
Prior to April 16, 2010, ILFC had a $2.5 billion five-year syndicated facility which was scheduled to expire in October 2011. On April 16, 2010, ILFC extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. In December 2010, ILFC paid down $800 million on the $2.5 billion revolving credit facility. The amended facility prohibits ILFC from re-borrowing amounts repaid under this facility for any reason; therefore the size of the outstanding facility is $1.7 billion.

(b)
During 2010 ILFC entered into amendments to this revolving credit facility. Upon effectiveness of these amendments, the previously unsecured bank debt became secured by the equity interest in certain of its non-restricted subsidiaries, which hold a pool of aircraft with an appraised value of not less than 133 percent of the principal amount of the outstanding loans.

    AIG's ability to borrow under these facilities is conditioned on satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the facilities, including covenants relating to AIG's maintenance of a specified total consolidated net worth and consolidated total debt to consolidated total capitalization. Failure to satisfy these and other requirements contained in the credit facilities would restrict AIG's access to the facilities when needed and, consequently, could have a material adverse effect on AIG's financial condition and results of operations.

    The Chartis letter of credit facility provides for the issuance of letters of credit in favor of certain of its general insurance companies to permit those companies to obtain statutory recognition of reinsurance recoverables from unauthorized reinsurers. This facility requires Chartis to maintain a minimum combined statutory surplus and a minimum combined net worth, and contains certain customary affirmative and negative covenants, including limitations with respect to incurrence of certain types of indebtedness or liens, certain dispositions, entry into certain restrictive agreements and transactions with affiliates and certain fundamental changes, as well as customary events of default.

    ILFC's three-year credit facility which became effective January 31, 2011 contains customary events of default and restrictive financial covenants that require ILFC to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth, and a maximum ratio of consolidated debt to consolidated tangible net worth.

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 16, 2011. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the

62            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	A- (3rd of 8)	BBB (4th of 9)
	Stable Outlook		Stable Outlook	Negative Outlook	Stable Outlook

AIG Financial Products Corp.(d)	P-2 Stable Outlook	A-2	Baa 1 Stable Outlook	A- Negative Outlook	-

AIG Funding, Inc.(d)	P-2	A-2	-	-	-
Stable Outlook

ILFC	Not prime	-	B1 (6th of 9)	BBB-(4th of 8)	BB (5th of 9)
	Stable Outlook		Stable Outlook	Negative Outlook	Evolving Outlook

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

    A significant portion of the GIAs, structured financing arrangements and financial derivative transactions have provisions that require collateral to be posted upon a downgrade of AIG's long-term debt ratings or, with the consent of the counterparties, assignment or repayment of the positions or arrangement of a substitute guarantee of AIG's obligations by an obligor with higher debt ratings. Furthermore, certain downgrades of AIG's long-term senior debt ratings would permit either AIG or the counterparties to elect early termination of contracts.

    The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. For a discussion of the effects of downgrades in the financial strength ratings of AIG's insurance companies or AIG's credit ratings, see Item 1A. Risk Factors — Credit and Financial Strength Ratings.

AIG 2010 Form 10-K            63

American International Group, Inc., and Subsidiaries

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
At December 31, 2010 (in millions)	Total Payments	2011	2012 - 2013	2014 - 2015	Thereafter

Borrowings(a)	$82,862	$10,323	$16,031	$9,223	$47,285
FRBNY Credit Facility(b)	20,985	-	20,985	-	-
Interest payments on borrowings	51,940	4,531	9,532	5,963	31,914
Loss Reserves	91,151	20,235	25,157	14,074	31,685
Insurance and investment contract liabilities	462,496	18,743	32,916	30,706	380,131
Aircraft purchase commitments	13,533	282	1,742	3,523	7,986
Operating leases	2,054	429	657	422	546
Other long-term obligations(c)	365	61	95	80	129

Total(d)	$725,386	$54,604	$107,115	$63,991	$499,676

(a)
Reflects completion of an offer to exchange Equity Units (and therefore the underlying subordinated debt) for AIG Common Stock and cash.

(b)
The FRBNY Credit Facility was fully repaid and terminated on January 14, 2011, the closing date of the Recapitalization.

(c)
Primarily includes contracts to purchase future services and other capital expenditures.

(d)
Does not reflect unrecognized tax benefits of $5.3 billion, the timing of which is uncertain. In addition, the majority of Capital Markets' credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At December 31, 2010, the fair value derivative liability was $3.5 billion relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, net of amounts realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, at December 31, 2010 AIGFP had posted collateral of $3.0 billion with respect to these swaps (prior to offsets for other transactions).

Borrowings

    AIG's borrowings exclude those incurred by consolidated investments and include hybrid financial instrument liabilities recorded at fair value. The repayment of long-term debt maturities and interest accrued on borrowings by AIG and its subsidiaries is expected to be made through maturing investments and asset sales, future cash flows from operations, cash flows generated from invested assets, future debt issuance and other financing arrangements, as more fully described in Liquidity of Parent and Subsidiaries.

Loss Reserves

    Loss reserves relate primarily to Chartis business, but also include Mortgage Guaranty reserves, and represent future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments.

    Management believes that adequate financial resources are maintained by the individual Chartis and UGC subsidiaries to meet the actual required payments under these obligations. These subsidiaries maintain substantial liquidity in the form of cash and short-term investments. Further, these businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein), which Chartis and UGC could seek to monetize in the event operating cash flows are insufficient. See Capital Resources and Liquidity — Liquidity — Analysis of Sources and Uses of Cash and Capital Resources and Liquidity — Liquidity — Liquidity of Parent and Subsidiaries for matters that could affect operating cash flows and liquidity of the subsidiaries.

64            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Insurance and Investment Contract Liabilities

    Insurance and investment contract liabilities, including GIC liabilities, relate primarily to SunAmerica businesses and include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG's control.

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

    Management believes that adequate financial resources are maintained by individual SunAmerica subsidiaries to meet the payments actually required under these obligations. These subsidiaries maintain substantial liquidity in the form of cash and short-term investments. In addition, SunAmerica businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein), which SunAmerica could seek to monetize in the event operating cash flows are insufficient. Liquidity needs for GIC liabilities are generally expected to be funded through cash flows generated from maturities and sales of invested assets. See Capital Resources and Liquidity — Liquidity — Analysis of Sources and Uses of Cash and Capital Resources and Liquidity — Liquidity — Liquidity of Parent and Subsidiaries for matters that could affect operating cash flows and liquidity of the subsidiaries.

Aircraft Purchase Commitments

    At December 31, 2010, ILFC had committed to purchase 115 new aircraft deliverable from 2011 through 2019, at an estimated aggregate purchase price of approximately $13.5 billion, the majority of which is due after 2015, with $282 million coming due in 2011. See Note 16 to the Consolidated Financial Statements, and Liquidity of Parent and Subsidiaries — Financial Services — ILFC.

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiration
	Total Amounts Committed
December 31, 2010 (in millions)		2011	2012 - 2013	2014 - 2015	Thereafter

Guarantees:
Liquidity facilities(a)	$849	$748	$-	$-	$101
Standby letters of credit	990	964	14	11	1
Construction guarantees(b)	37	37	-	-	-
Guarantees of indebtedness	202	-	-	-	202
All other guarantees(c)	632	30	149	140	313
Commitments:
Investment commitments(d)	3,947	1,900	1,247	637	163
Commitments to extend credit	197	119	39	38	1
Letters of credit	1,553	252	1,301	-	-
Other commercial commitments(e)	776	14	-	-	762

Total(f)	$9,183	$4,064	$2,750	$826	$1,543

AIG 2010 Form 10-K            65

American International Group, Inc., and Subsidiaries

(a)
Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)
Primarily represents SunAmerica construction guarantees connected to affordable housing investments.

(c)
Excludes potential amounts attributable to indemnifications included in asset sales agreements. See Note 16 to the Consolidated Financial Statements.

(d)
Includes commitments to invest in limited partnerships, private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in limited partnerships and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated in the table above based on the expected life cycle of the related fund, consistent with past trends of requirements for funding. Investors under these commitments are primarily insurance and real estate subsidiaries.

(e)
Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The annual pension contribution for 2011 is expected to be approximately $144 million for U.S. and non-U.S. plans.

(f)
Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

Securities Financing

    The fair value of securities transferred under repurchase agreements accounted for as sales was $2.7 billion and $2.3 billion at December 31, 2010 and December 31, 2009, respectively, and the related cash collateral obtained was $2.1 billion and $1.5 billion at December 31, 2010 and December 31, 2009, respectively.

Arrangements with Variable Interest Entities

    While AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business, AIG's involvement with VIEs is primarily as a passive investor in fixed maturities (rated and unrated) and equity interests issued by VIEs. AIG consolidates a VIE when it is the primary beneficiary of the entity. For a further discussion of AIG's involvement with VIEs, see Notes 2 and 11 to the Consolidated Financial Statements.

Indemnification Agreements

    AIG is subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses pursuant to its asset disposition plan. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation, or breaches of representations, warranties or covenants provided by AIG. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases no such limitation is specified or applicable.

    Where estimable, AIG has recorded liabilities for certain of these arrangements. These liabilities are not material in the aggregate. AIG is unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, AIG believes that it is unlikely it will have to make any material payments related to completed sales under these arrangements. See Note 16 to the Consolidated Financial Statements for additional information regarding indemnification provisions for the ALICO, AGF, AIG Star and AIG Edison sales.

Dividends from Insurance Subsidiaries

    Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG's domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders that, in any 12-month period, exceed the lesser of ten percent of such company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income," as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Under the laws of many states, an insurer

66            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of AIG's foreign insurance subsidiaries to pay dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of these restrictions, approximately 80 percent of the aggregate equity of AIG's consolidated subsidiaries was restricted from transfer to AIG Parent at December 31, 2010. AIG cannot predict how regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. To AIG's knowledge, no AIG insurance company is currently on any regulatory or similar "watch list" with regard to solvency.

Regulation and Supervision

    AIG's insurance subsidiaries, like other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. AIG Parent is not generally subject to supervision by state regulators, but certain transactions, such as those involving statutorily designated transactions with its insurance company subsidiaries and any transaction involving a change in control of AIG or any of its insurance company subsidiaries, may require the prior approval of state regulators. In the United States, the NAIC has developed Risk-Based Capital (RBC) Model Law requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations.

    AIG's insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities. The principal differences between statutory financial statements for domestic companies and financial statements prepared in accordance with U.S. GAAP are that in statutory financial statements acquisition costs are expensed instead of being deferred, a large portion of the bond portfolios may be carried at amortized cost, securities are valued on a different basis, assets and liabilities are presented net of reinsurance, policyholder liabilities are valued using more conservative assumptions and certain assets are not admitted under statutory accounting practices and are charged directly to surplus. Further, statutory accounting practices do not give recognition to purchase accounting adjustments and require certain other reserves not required by U.S. GAAP.

    As discussed under Note 16(a) to the Consolidated Financial Statements, various regulators have commenced investigations into certain insurance business practices. In addition, insurance regulators routinely conduct examinations of AIG and its subsidiaries. AIG cannot predict the ultimate effect that these investigations and examinations, or any additional regulation arising therefrom, might have on its business. Federal, state or local legislation, including Dodd-Frank, may affect AIG's ability to operate its various financial services businesses, and changes in the current laws, regulations or interpretations thereof may have a material adverse effect on these businesses. See Item 1A. Risk Factors for additional information.

    AIG's U.S. operations are negatively affected under guarantee fund assessment laws which exist in most states. As a result of operating in a state that has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits recognized in 2010, 2009 and 2008, respectively, were $16 million, $18 million and $12 million.

    AIG is also required to participate in various involuntary pools (principally workers' compensation business and, internationally, personal automobile business) that provide insurance coverage for those not able to obtain such coverage in the voluntary markets. This participation is also recorded upon notification, as these amounts cannot reasonably be estimated.

AIG 2010 Form 10-K            67

American International Group, Inc., and Subsidiaries

    A substantial portion of Chartis' business is conducted in foreign countries. The degree of regulation and supervision in foreign jurisdictions varies. Generally, AIG, as well as the underwriting companies operating in such jurisdictions, must satisfy local regulatory requirements. Licenses issued by foreign authorities to AIG subsidiaries are subject to modification and revocation. Thus, AIG's insurance subsidiaries could be prevented from conducting future business in certain of the jurisdictions where they currently operate. AIG's international operations include operations in various developing nations. Both current and future foreign operations could be adversely affected by unfavorable political developments up to and including nationalization of AIG's operations without compensation. Adverse effects resulting from any one country may affect AIG's results of operations, liquidity and financial condition depending on the magnitude of the event and AIG's net financial exposure at that time in that country.

    Foreign insurance operations are individually subject to local solvency margin requirements that require maintenance of adequate capitalization, with which AIG complies in each country. In addition, certain foreign locations, notably Japan, have established regulations that can result in guarantee fund assessments. These have not had a material effect on AIG's financial condition or results of operations.

    See Note 18 to the Consolidated Financial Statements.

68            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Results of Operations

    AIG reports the results of its operations through three reportable segments: Chartis (formerly General Insurance), SunAmerica (formerly Domestic Life Insurance & Retirement Services), and Financial Services. Through these reportable segments, AIG provides insurance, financial and investment products and services to both businesses and individuals in more than 130 countries. AIG's subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. AIG's Financial Services businesses include commercial aircraft and equipment leasing and the wind-down of Capital Markets operations, both in the United States and abroad. AIG's Other operations category consists of businesses and items not allocated to AIG's reportable segments.

Consolidated Results

The following table presents AIG's consolidated results of operations:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Revenues:
Premiums and other considerations	$48,029	$51,239	$63,137	(6)%	(19)%
Net investment income	20,930	18,987	10,453	10	82
Net realized capital losses	(279)	(5,210)	(46,794)	-	-
Unrealized market valuation gains (losses) on Capital Markets super senior credit default swap portfolio	598	1,418	(28,602)	(58)	-
Other income	8,023	8,918	(5,034)	(10)	-

Total revenues	77,301	75,352	(6,840)	3	-

Benefits, claims and expenses:
Policyholder benefits and claims incurred	45,874	50,015	51,036	(8)	(2)
Policy acquisition and other insurance expenses	15,820	15,864	20,833	-	(24)
Interest expense	7,859	14,238	15,713	(45)	(9)
Restructuring expenses and related asset impairment and other expenses	574	1,149	771	(50)	49
Net (gain) loss on sale of divested businesses and properties	(17,767)	1,271	-	-	-
Other expenses	7,005	7,122	7,836	(2)	(9)

Total benefits, claims and expenses	59,365	89,659	96,189	(34)	(7)

Income (loss) from continuing operations before income tax expense (benefit)	17,936	(14,307)	(103,029)	-	-
Income tax expense (benefit)	5,859	(1,489)	(9,683)	-	-

Income (loss) from continuing operations	12,077	(12,818)	(93,346)	-	-
Income (loss) from discontinued operations, net of income tax expense (benefit)	(2,064)	505	(7,041)	-

Net income (loss)	10,013	(12,313)	(100,387)	-	-

Less: Net income (loss) attributable to noncontrolling interests	2,227	(1,364)	(1,098)	-

Net income (loss) attributable to AIG	$7,786	$(10,949)	$(99,289)	-%	-%

AIG 2010 Form 10-K            69

American International Group, Inc., and Subsidiaries

Premiums and Other Considerations

2010 and 2009 Comparison

    Premiums and other considerations decreased in 2010 compared to 2009 primarily due to a reduction of $3.3 billion related to 2009 dispositions that did not meet the criteria for discontinued operations accounting. These dispositions included HSB Group, Inc. (HSB), 21st Century and AIG Life Canada in 2009 as well as the deconsolidation of Transatlantic.

2009 and 2008 Comparison

    Premiums and other considerations decreased in 2009 compared to 2008 primarily due to:

  •
  the effect of dispositions during 2009 noted above;

  •
  a decline in Chartis U.S. net premiums written due to reductions in workers' compensation, construction, real estate and transportation lines of business;

  •
  a decrease in Chartis International due to the negative effect of foreign exchange;

  •
  a decrease in SunAmerica premiums, primarily due to lower payout annuities and the sale of AIG Life Canada; and

  •
  a decrease in AIA primarily due to generally weak economic conditions and lower fee income related to investment-linked products.

Net Investment Income

The following table summarizes the components of consolidated Net investment income:

				Percentage Increase/(Decrease)
	Years Ended December 31,
				2010 vs. 2009	2009 vs. 2008
(in millions)	2010	2009	2008

Fixed maturities, including short-term investments	$14,445	$14,535	$16,326	(1)%	(11)%
ML II	513	(25)	(211)	-	-
ML III	1,792	419	(900)	328	-
Change in fair value of AIA securities*	(638)	-	-	-	-
Change in fair value of MetLife securities	665	-	-	-	-
Other equity securities	326	372	361	(12)	3
Interest on mortgage and other loans	1,268	1,347	1,278	(6)	5
Partnerships	1,602	4	(2,084)	-	-
Mutual funds	(25)	315	(799)	-	-
Real estate	126	139	258	(9)	(46)
Other investments	465	120	521	288	(77)

Total investment income before policyholder income and trading gains	20,539	17,226	14,750	19	17
Policyholder investment income and trading gains (losses)	886	2,305	(3,504)	(62)	-

Total investment income	21,425	19,531	11,246	10	74
Investment expenses	495	544	793	(9)	(31)

Net investment income	$20,930	$18,987	$10,453	10%	82%

*
Represents change in fair value measured from the closing sale price on the October 29, 2010 initial date of trading.

70            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

2010 and 2009 Comparison

    Net investment income increased in 2010 compared to 2009 primarily due to significantly higher income from partnership investments due to an improved market environment compared to 2009, and increased valuation gains associated with AIG's interest in ML II and ML III.

    These increases were partially offset by a decline in Policyholder investment income and trading gains for AIA (together, policyholder trading gains) compared to 2009. Policyholder trading gains are offset by a change in Policyholder benefits and claims incurred and generally reflect the trends in equity markets, principally in Asia.

2009 and 2008 Comparison

    Net investment income increased in 2009 compared to 2008 primarily due to:

  •
  policyholder trading gains in 2009 noted above compared to losses in 2008;

  •
  gains associated with the change in fair value of AIG's investment in ML III compared to losses in 2008; and

  •
  income from mutual fund investments and partnerships in 2009 compared to losses in 2008 reflecting more stable market conditions in 2009 than in 2008.

    These increases were partially offset by lower levels of invested assets, including the effect of divested businesses in 2009, compared to 2008 and lower returns as a result of increased levels of short-term investments that were held for liquidity purposes.

Net Realized Capital Gains (Losses)

	Years Ended December 31,
(in millions)	2010	2009	2008

Sales of fixed maturity securities	$1,846	$849	$(4,906)
Sales of equity securities	725	303	158
Sales of real estate and loans	153	(18)	136
Other-than-temporary impairments:
Severity	(73)	(1,510)	(23,213)
Change in intent	(441)	(958)	(10,806)
Foreign currency declines	(63)	(112)	(1,356)
Issuer-specific credit events	(2,457)	(3,979)	(4,874)
Adverse projected cash flows on structured securities	(5)	(137)	(1,618)
Provision for loan losses	(304)	(614)	-
Foreign exchange transactions	178	(616)	2,028
Derivative instruments	453	1,724	(3,313)
Other	(291)	(142)	970

Net realized capital losses	$(279)	$(5,210)	$(46,794)

2010 and 2009 Comparison

    Net realized capital losses decreased in 2010 compared to 2009 reflecting the following:

  •
  increased gains on sales of fixed maturity and equity securities in 2010;

  •
  lower other-than-temporary impairment charges in the current year. Affecting the comparison was the adoption of the new other-than-temporary impairments accounting standard commencing in the second quarter of 2009. The three-month period ended March 31, 2009 included non-credit impairments (i.e., severity losses) that are no longer required for fixed maturity securities unless it is likely and

AIG 2010 Form 10-K            71

American International Group, Inc., and Subsidiaries

    management has the intent to sell such securities. See Note 7 to the Consolidated Financial Statements; and Investments — Other-Than-Temporary Impairments; and

  •
  foreign exchange transaction gains incurred in 2010 compared to losses in 2009 primarily resulting from the strengthening of the U.S. dollar against the Euro, British pound and Japanese yen compared to 2009.

    These improvements were partially offset by lower gains from derivative instruments not designated for hedge accounting, particularly those used to hedge foreign exchange movements.

2009 and 2008 Comparison

    Net realized capital losses decreased in 2009 compared to 2008 primarily due to the following:

  •
  the 2008 period included severity losses throughout the year that are no longer required for fixed maturity securities as noted above. Additionally, other-than-temporary impairments declined from the 2008 period due to improved market conditions. See Note 7 to the Consolidated Financial Statements; and Investments — Other-Than-Temporary Impairments;

  •
  gains on sales of fixed maturity securities in 2009 compared to losses in 2008 reflecting improvement in the credit markets; and

  •
  gains on derivative instruments not qualifying for hedge accounting treatment in 2009 compared to losses in 2008 resulting from weakening of the U.S. dollar in 2009.

    Partially offsetting the above items were losses on sales of real estate and other assets in 2009. Additionally, Net realized capital losses includes foreign exchange translation losses in 2009 compared to gains in 2008 primarily resulting from the weakening of the U.S. dollar.

Unrealized Market Valuation Gains (Losses) on Capital Markets Super Senior Credit Default Swap Portfolio

2010 and 2009 Comparison

    The unrealized market valuation gains decreased in 2010 compared to 2009 as a result of losses in the corporate arbitrage portfolio caused by increasing corporate spreads in 2010 and decreasing corporate spreads in 2009, offset by improved prices of the underlying assets in the multi-sector CDO portfolio in 2010 compared to 2009.

2009 and 2008 Comparison

    Capital Markets reported unrealized market valuation gains related to its super senior credit default swap portfolio in 2009 and unrealized market valuation losses in 2008. The change in the unrealized market valuation gains (losses) related to Capital Markets' super senior credit default swap portfolio was due to the substantial decline in outstanding net notional amount resulting from the termination of contracts in the fourth quarter of 2008 associated with the ML III transaction and the improvement in market conditions in 2009, as well as the narrowing of corporate credit spreads.

    See Segment Results — Financial Services Operations — Financial Services Results — Capital Markets Results and Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities and Note 6 to the Consolidated Financial Statements.

Other Income

2010 and 2009 Comparison

    Other income decreased in 2010 compared to 2009 due to:

  •
  a decline of $975 million in credit valuation adjustments on Capital Markets' derivative assets and liabilities which are measured at fair value, excluding gains and losses, which are reflected in Unrealized gains (losses)

72            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    on Capital Markets super senior credit default swap portfolio, partially offset by reduced losses from AIGFP from lower unwind costs; and

  •
  a decline of $1.0 billion in credit valuation adjustments on Direct Investment business assets and liabilities which are measured at fair value.

    This decrease was partially offset by a bargain purchase gain recorded by Chartis International of $332 million related to the Fuji acquisition.

2009 and 2008 Comparison

    Other income increased in 2009 compared to 2008 due to:

  •
  net credit valuation adjustment gains of $2.8 billion in 2009 compared to net credit valuation adjustment losses of $9.5 billion in 2008 on Capital Markets and Direct Investment business assets and liabilities which are measured at fair value, excluding gains and losses which are reflected in Unrealized gains (losses) on Capital Markets' super senior credit default swap portfolio; and

  •
  an improvement of $5.5 billion reflecting the positive effect of hedging activities that did not qualify for hedge accounting, which was driven by the weakening of the U.S. dollar against most major currencies during 2009.

    These increases were partially offset by:

  •
  a $2.4 billion decline in Institutional Asset Management revenues due to impairments on proprietary real estate and private equity investments and lower base management fees on lower base assets under management in 2009; and

  •
  a decline of $1.0 billion in income from consolidated managed partnerships and funds, which is partially offset by Net income (loss) attributable to noncontrolling interests.

Policyholder Benefits and Claims Incurred

2010 and 2009 Comparison

    Policyholder benefits and claims incurred decreased in 2010 primarily due to:

  •
  a reduction of $2.2 billion as a result of the dispositions in 2009 noted above that did not meet the criteria for discontinued operations accounting;

  •
  a decrease in incurred policy losses and benefit expenses for AIA of $1.3 billion related to a decline in policyholder trading gains which are discussed above in Net Investment Income; and

  •
  a decrease in claims and claims adjustment expense of $2.4 billion for Mortgage Guaranty operations primarily due to lower levels of newly reported delinquencies in the first-lien, second-lien and international products, higher cure rates on existing first-lien and international delinquent loans and the recognition of stop loss limits on certain second-lien policies.

    Partially offsetting these declines were:

  •
  the net $4.3 billion of reserve strengthening in 2010 compared to $2.8 billion in 2009;

  •
  increased catastrophe losses for Chartis; and

  •
  the effect of the consolidation of Fuji in 2010.

    See Chartis results herein for further discussion.

AIG 2010 Form 10-K            73

American International Group, Inc., and Subsidiaries

2009 and 2008 Comparison

    Policyholder benefits and claims incurred decreased in 2009 compared to 2008 due to:

  •
  a reduction of $4.0 billion due to dispositions in 2009 noted above;

  •
  catastrophe-related losses of $53 million in 2009 compared to $1.8 billion in 2008 (losses in 2008 were primarily related to hurricanes Ike and Gustav); and

  •
  the effects of lower production levels for Chartis and SunAmerica.

    These decreases were partially offset by:

  •
  higher incurred policy losses and benefits expenses for AIA due to policyholder trading gains of $2.3 billion in 2009 compared to policyholder trading losses of $3.5 billion in 2008 as discussed above in Net Investment Income; and

  •
  adverse development from prior years in Chartis U.S. primarily for excess casualty and excess workers' compensation and increased current year losses in Chartis International from exposure to financial lines claims.

Policy Acquisition and Other Insurance Expenses

2010 and 2009 Comparison

    Policy acquisition and other insurance expenses decreased slightly in 2010 compared to 2009 as a result of a reduction of $947 million related to the dispositions in 2009 noted above, partially offset by increased expenses at Chartis, primarily resulting from the consolidation of Fuji noted above.

2009 and 2008 Comparison

    Policy acquisition and other insurance expenses decreased in 2009 compared to 2008 primarily due to:

  •
  a reduction of $1.9 billion due to dispositions in 2009 noted above;

  •
  a reduction of $3.3 billion due to goodwill impairment charges recorded in 2008 from Chartis U.S., primarily related to goodwill of HSB, SunAmerica and Other businesses; and

  •
  the effects of lower production levels for Chartis, SunAmerica's domestic retirement services business and AIA.

Interest Expense

    Interest expense decreased in 2010 primarily due to lower interest expense on the FRBNY Credit Facility reflecting a reduced weighted average interest rate on borrowings, a lower average outstanding balance and a decline in amortization of the prepaid commitment fee asset as set forth below. Interest expense decreased in 2009 compared to 2008 primarily due to lower interest expense on the FRBNY Credit Facility reflecting a reduced weighted average interest rate on borrowings. However, because the facility was outstanding for the full year in 2009 compared to only 107 days in 2008, the favorable impact was largely offset.

Years Ended December 31, (dollars in millions)	2010	2009	2008

Weighted average interest rate*	3.3%	4.5%	10.6%
Average outstanding balance (excluding paid in kind interest)*	$18,775	$37,358	$52,439
Periodic amortization of prepaid commitment fee asset*	$1,766	$3,174	$2,703
Accelerated amortization of prepaid commitment fee asset*	$1,705	$5,185	$6,576

*
The FRBNY Credit Facility was repaid in full and terminated upon the closing of the Recapitalization on January 14, 2011.

74            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Restructuring Expenses and Related Asset Impairment and Other Expenses

    In the fourth quarter of 2008, following receipt of federal government assistance, AIG commenced an organization-wide restructuring plan, which AIG continued to develop and modify throughout 2010. Restructuring expenses decreased in 2010 reflecting progress made under the restructuring plan and asset disposition initiatives. Restructuring expenses increased in 2009 compared to 2008 due to an increase in professional fees related to disposition activities and AIG's transactions with the FRBNY and the Department of the Treasury. See Note 23 to the Consolidated Financial Statements for additional discussion regarding restructuring and separation expenses.

Net (Gain) Loss on Sale of Divested Businesses and Properties

    Net (gain) loss on sale of divested businesses and properties includes the net (gain) loss on the sale of divested businesses that did not qualify as discontinued operations as well as gains and losses from property disposals in connection with AIG's restructuring program. The gain in 2010 primarily represents a gain of $16.3 billion on the sale of 67 percent of AIA, a gain of $228 million associated with the termination fee paid by Prudential plc to AIG and a $1.3 billion gain on the sale of the Otemachi building in Japan. See Segment Results — Chartis Operations — Chartis Results and Other Operations — Other Results herein for further information.

Other Expenses

2010 and 2009 Comparison

    Other expenses decreased slightly in 2010 compared to 2009 due to:

  •
  goodwill impairment charges of $612 million recorded in 2009 related to the Institutional Asset Management business;

  •
  lower compensation-related costs for the Institutional Asset Management business, including the effect of deconsolidation of certain portfolio investments and the sale of the Swiss bank; and

  •
  lower provisions for credit losses for consumer finance businesses not presented as discontinued operations.

    These declines were partially offset by $1.6 billion of ILFC aircraft asset impairment charges and $90 million of operating lease-related charges with respect to aircraft sold, otherwise disposed of or held for sale.

2009 and 2008 Comparison

    Other expenses for 2009 decreased compared to 2008 primarily due to lower compensation-related costs for Parent and Other operations and the Institutional Asset Management business, partially offset by the 2009 goodwill impairment charges noted above.

Income Tax Expense (Benefit)

2010, 2009 and 2008 Effective Tax Rates

    For the year ended December 31, 2010, the effective tax rate on pretax income from continuing operations was 32.7 percent. The effective tax rate for the year ended December 31, 2010, attributable to continuing operations differs from the statutory rate primarily due to tax benefits of $1.3 billion associated with AIG's investment in subsidiaries and partnerships, principally the AIA SPV which is treated as a partnership for U.S. tax purposes, and $587 million associated with tax exempt interest, partially offset by an increase in the valuation allowance attributable to continuing operations of $1.5 billion.

    The effective tax rate on the pre-tax loss from continuing operations for the year ended December 31, 2009, differs from the statutory rate primarily due to increases in the valuation allowance of $3.1 billion and reserve for uncertain tax positions of $874 million, partially offset by tax exempt interest of $677 million and the change in investment in subsidiaries and partnerships of $473 million which was principally related to changes in the estimated U.S. tax liability with respect to the potential sales of subsidiaries.

AIG 2010 Form 10-K            75

American International Group, Inc., and Subsidiaries

    The effective tax rate on the pre-tax loss from continuing operations for the year ended December 31, 2008, differs from the statutory rate primarily due to the change in investment in subsidiaries and partnerships of $490 million, effect of foreign operations of $2.5 billion, nondeductible goodwill impairment of $1.3 billion, reserve for uncertain tax positions of $1.0 billion, and an increase in the valuation allowance of $20.1 billion.

    See Critical Accounting Estimates — Valuation Allowance on Deferred Tax Assets and Note 22 to the Consolidated Financial Statements for additional information.

Discontinued Operations

Income (loss) from Discontinued Operations is comprised of the following:

Years Ended December 31, (in millions)	2010	2009	2008

Foreign life insurance businesses(a)	$(1,237)	$2,581	$(4,941)
AGF	(145)	(904)	(434)
Net gain (loss) on sale	1,588	(2,758)	-
Consolidation adjustments	(356)	54	(302)
Interest allocation(b)	(75)	(89)	(55)

Loss from discontinued operations	$(225)	$(1,116)	$(5,732)
Income tax expense (benefit)	1,839	(1,621)	1,309

Income (loss) from discontinued operations, net of tax	$(2,064)	$505	$(7,041)

(a)
Represents results of ALICO, AIG Star, AIG Edison and Nan Shan.

(b)
Represents interest expense, including periodic amortization of the prepaid commitment fee asset, on the estimated net proceeds from the sale of ALICO that were contractually required to be applied to the FRBNY Credit Facility. See Note 4 to the Consolidated Financial Statements.

    Significant items affecting the comparison of results from discontinued operations included the following:

  •
  impairments of goodwill in 2010 of $4.6 billion related to ALICO, AIG Star and AIG Edison. See Note 2(k) of Notes to the Consolidated Financial Statements — Goodwill for further discussion;

  •
  a pre-tax gain of $4.1 billion on the sale of ALICO in 2010;

  •
  a pre-tax loss of approximately $1.7 billion on the sale of AGF in 2010;

  •
  a pre-tax loss of $2.8 billion recognized in 2009 related to the sale of Nan Shan, as well as an additional loss on sale of $874 million recognized in 2010; and

  •
  tax effects of the above transactions, notably the impact of non-deductible goodwill impairments and the change in investment in subsidiaries, which was principally related to changes in the estimated U.S. tax liability with respect to the planned sales.

    See Notes 4 and 22 to the Consolidated Financial Statements for further discussion of discontinued operations.

Segment Results

    AIG believes it should present and discuss its financial information in a manner most meaningful to its financial statement users. Underwriting profit (loss) is utilized to report results for Chartis operations. Operating income (loss), which is before net realized capital gains (losses) and related DAC and SIA amortization and goodwill impairment charges, is utilized to report results for SunAmerica operations. Results from discontinued operations and net gains (losses) on sales of divested businesses are excluded from these measures. AIG believes that these measures allow for a better assessment and enhanced understanding of the operating performance of each business by highlighting the results from ongoing operations and the underlying profitability of its businesses. When such measures are disclosed, reconciliations to GAAP pre-tax income are provided.

76            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table summarizes the operations of each reportable segment. See also Note 3 to the Consolidated Financial Statements.

				Percentage Increase/ (Decrease)
Years Ended December 31, (in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Total revenues:
Chartis	$37,196	$35,023	$33,793	6%	4%
SunAmerica	14,747	11,366	(19,634)	30	-
Financial Services	5,657	6,730	(25,426)	(16)	-
Other	20,425	24,342	6,670	(16)	265
Consolidation and eliminations	(724)	(2,109)	(2,243)	-	-

Total	77,301	75,352	(6,840)	3	-

Pre-tax income (loss):
Chartis	(116)	164	(2,488)	-	-
SunAmerica	2,712	(1,179)	(34,948)	-	-
Financial Services	(636)	2,006	(29,786)	-	-
Other	15,710	(14,454)	(34,492)	-	-
Consolidation and eliminations	266	(844)	(1,315)	-	-

Total	$17,936	$(14,307)	$(103,029)	-%	-%

Chartis Operations

    Chartis, AIG's property and casualty insurance operation, offers a broad range of commercial and consumer insurance products and services worldwide.

    Chartis regularly reviews its underlying domestic and international businesses in an effort to determine and ensure proper alignment of its risk profile to its risk tolerance, increase its focus on managing risk, improve results of operations and reduce volatility of its overall returns. As a result of these efforts, Chartis has developed and is executing, a broad-based strategy that includes the following:

  •
  Increased production in less capital intensive and higher margin business, including its Commercial Specialty and Consumer lines;

  •
  Taking underwriting actions in more capital intensive, long-tail and catastrophe-exposed businesses within the Commercial Casualty and Property lines, including primary and excess workers' compensation, excess casualty and various classes of property business;

  •
  Maintenance of strong underwriting discipline in soft market cycles;

  •
  Geographic diversity in its overall portfolio through more strategic growth in Chartis International;

  •
  More strategic use of reinsurance designed to reduce overall costs, maintain comparable limits, minimize credit exposures and reduce probable maximum losses (PML); and

  •
  Enhancement of Chartis' risk management framework.

    Chartis has made significant advancements on these objectives including:

  •
  An overall increase in Consumer lines business by 18.7 percent since 2008 resulting in a significant change in the mix of business. At December 31, 2010, Consumer lines business represented 35 percent of Chartis' net premiums written, compared to 27 percent at December 31, 2008.

  •
  An overall decrease in Commercial lines of 18.5 percent since 2008 also contributing to the significant change in business mix. At December 31, 2010, Commercial lines net premiums written represented 65 percent of Chartis' net premiums written, compared to 73 percent at December 31, 2008. Further,

AIG 2010 Form 10-K            77

American International Group, Inc., and Subsidiaries

    longer-tail lines of business within Commercial Casualty such as primary workers' compensation, excess workers' compensation and excess casualty business are down 72 percent, 45 percent and 42 percent, respectively since 2006.

  •
  Due in large part to the acquisition of Fuji, at December 31, 2010, Chartis International represents 45 percent of Chartis' net premiums written compared to 38 percent at December 31, 2008.

  •
  Through a combination of a reduction in its gross writing and reinsurance strategy, since 2008 Chartis reduced its natural catastrophe net PML, on a 1/250 year Occurrence Exceedance Probability (OEP) combined peril basis, by 31 percent. Since 2008, Commercial Property writings are down approximately 10 percent. Further, Chartis has re-balanced its reinsurance purchases through its increased use of natural catastrophe reinsurance in its U.S. business and reduced reinsurance purchases internationally. As part of this program, Chartis secured $875 million in protection for U.S. hurricanes and earthquakes in 2010 through two separate catastrophe bond transactions.

  •
  As part of AIG's enhanced enterprise risk management framework, in 2010, Chartis hired a Chief Risk Officer, created Senior ERM teams in Chartis U.S. and each of its Chartis International regions, enhanced its risk procedures and implemented an improved ERM framework.

    Chartis evaluates its liabilities for unpaid claims and claims adjustment expenses (loss reserves) including incurred but not yet reported claims (IBNR) and periodically adjusts the loss reserves to reflect management's current best estimate of the ultimate value of the underlying claims. These liabilities are necessarily subject to the impact of future changes in claim severity and frequency, as well as numerous other factors. Although AIG believes that these estimated liabilities are reasonable, because of the extended period of time over which such claims are reported and settled, the subsequent development of these liabilities in future periods may not conform to the assumptions inherent in their determination and, accordingly, may vary materially from the amounts previously recorded.

    During calendar years 2010 and 2009, Chartis recorded net adverse loss development for prior accident years of $4.3 billion and $2.8 billion net of discount and loss sensitive premium adjustments, respectively. Approximately 80 percent of the 2010 charges of $4.3 billion, relates to the asbestos, excess casualty, excess workers' compensation, and primary workers' compensation. Further, 83 percent of this charge relates to accident years 2007 and prior (accident years before the financial crisis in 2008) and 65 percent relates to accident 2005 and prior (accident years prior to the start of the managed reduction in these long-tail lines of business).

    Approximately 98 percent of the 2009 charge of $2.8 billion relates to excess casualty, excess workers' compensation and asbestos lines of business. Further, 95 percent relates to accident years 2005 and prior (accident years prior to the start of the managed reduction in these long-tail lines of business).

    As noted above, writings in long-tail lines of business that were the drivers of the reserve charges in 2010 and 2009 have been reduced since 2006. In the case of asbestos, since 1985, standard policies have contained an absolute exclusion for asbestos and pollution-related damages.

    Within its Commercial Casualty lines, significant underwriting changes have been made to address historical experience with respect to adverse development. Changes include exiting certain classes of its excess workers' compensation business, increased actuarial involvement in product aggregate pricing and attachments, increased utilization of pricing models with actuarial support, policy form changes, increased policy exclusions and fewer multi-year policies being offered.

    As a result of these changes, at December 31, 2010, its most recent overall accident year loss ratios (excluding catastrophes) are in line with management's expectations.

78            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Chartis Results

The following table presents Chartis' results:

				Percentage Increase/ (Decrease)
Years Ended December 31, (in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Underwriting results:
Net premiums written	$31,612	$30,653	$34,531	3%	(11)%
Decrease in unearned premiums	909	1,608	979	(43)	64

Net premiums earned	32,521	32,261	35,510	1	(9)
Claims and claims adjustment expenses incurred	27,867	25,362	25,524	10	(1)
Underwriting expenses	10,114	9,497	10,757	6	(12)

Underwriting loss	(5,460)	(2,598)	(771)	-	-

Investing and other results:
Net investment income	4,392	3,292	2,567	33	28
Net realized capital losses	(49)	(530)	(4,284)	-	-
Gain on divested properties	669	-	-	-	-
Bargain purchase gain	332	-	-	-	-

Pre-tax income (loss)	$(116)	$164	$(2,488)	-%	-%

Chartis Net Premiums Written

    As previously noted, AIG believes it should present and discuss its financial information in a manner most meaningful to its financial statement users. AIG analyzes the operating performance of Chartis, using underwriting profit. Underwriting profit is derived by reducing net premiums earned by claims and claims adjustment expenses incurred and underwriting expenses. Net premiums written are initially deferred and earned based upon the terms of the underlying policies for short duration contracts. The unearned premium reserve constitutes deferred revenues which are generally recognized in earnings ratably over the policy period. Net premiums written for long duration contracts are earned when due from the policyholder. Net premiums written reflect the premiums retained after purchasing reinsurance protection.

    AIG, along with most property and casualty insurance companies, uses the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. The loss ratio is the sum of claims and claims adjustment expenses divided by net premiums earned. The expense ratio is underwriting expenses, which consist of acquisition costs plus other insurance expenses, divided by net premiums earned. The combined ratio is a sum of loss ratio and expense ratio. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of claims and claims adjustment expenses, and other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates an underwriting profit and over 100 indicates an underwriting loss.

    The underwriting environment varies from country to country, as does the degree of litigation activity. Regulation, product type and competition have a direct effect on pricing and consequently on profitability as reflected in underwriting profit and the combined ratio.

AIG 2010 Form 10-K            79

American International Group, Inc., and Subsidiaries

The following table presents Chartis net premiums written by major line of business:

				Percentage Increase/ (Decrease)
Years Ended December 31, (in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Consumer lines:
Accident & health	$5,434	$5,045	$5,220	8%	(3)%
Personal lines	5,305	4,016	4,108	32	(2)
Life insurance	334	-	-	-	-

Total Consumer lines	11,073	9,061	9,328	22	(3)

Commercial lines:
Casualty	8,398	9,082	11,414	(8)	(20)
Property	3,290	3,548	3,660	(7)	(3)
Specialty	8,851	8,962	10,129	(1)	(12)

Total Commercial lines	20,539	21,592	25,203	(5)	(14)

Total net premiums written	$31,612	$30,653	$34,531	3%	(11)%

    On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji which resulted in Chartis International gaining control of Fuji. Fuji's financial information is reported on a one-quarter lag. As a result, beginning on July 1, 2010, Fuji's results are included in Chartis International's results.

    Chartis' net premiums written increased in 2010 compared to 2009 primarily due to the Fuji acquisition and to a lesser extent strategic growth in higher-margin lines of business. These increases were offset by declines in Commercial businesses in the U.S. and other developed economies and the effects of risk management initiatives of Chartis U.S. designed to reduce its catastrophe-exposed business in property and overall exposure in its long-tail casualty lines. They also reflect Chartis' commitment to maintain price discipline in lines where market rates are unsatisfactory as well as overall rate declines and a decline in ratable exposures such as workers' compensation. Chartis continues to see improved retention, new business submissions, and a relatively stable rate environment; however, net premium writings continue to be affected by a weak economic environment in developed economies and increased competition.

    Chartis' net premiums written decreased in 2009 compared to 2008 due to reductions in insurable exposures resulting from the adverse economic conditions on workers' compensation, construction, real estate and transportation classes of business within its Commercial Casualty lines and various classes of professional liability business within its Specialty lines. Additionally, the effects of negative publicity with respect to AIG in 2009 adversely impacted all classes of both consumer and commercial business. The decline in net premiums written was also due to general economic conditions which continued to negatively affect the generation of new business.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on Chartis net premiums written:

Years Ended December 31,	2010 vs. 2009	2009 vs. 2008

Increase (decrease) in original currency*	1.4%	(9.7)%
Foreign exchange effect	1.7	(1.5)

Increase (decrease) as reported in U.S. dollars	3.1%	(11.2)%

*
Computed using a constant exchange rate for each period.

80            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Chartis Underwriting Ratios

The following table summarizes Chartis GAAP combined ratios:

Years Ended December 31,	2010	2009	Increase (Decrease)	2008	Increase (Decrease)

Loss ratio	85.7	78.6	7.1	71.9	6.7
Expense ratio	31.1	29.4	1.7	30.3	(0.9)

Combined ratio	116.8	108.0	8.8	102.2	5.8

    The increase in the Chartis combined ratio for 2010 compared to 2009 primarily resulted from a loss ratio for accident year 2010 which was 2.5 points higher than the loss ratio for accident year 2009 recorded in 2009. The increase in the overall accident year loss ratio in 2010 is due to catastrophe-related losses of approximately $1.1 billion driven by a number of catastrophes including:

Years Ended December 31, 2010 (in millions)	Chartis U.S.	Chartis International	Total

Event:
Chile earthquake	$28	$263	$291
Southeast U.S. floods	179	-	179
Australia floods	30	109	139
Northeast U.S. rainstorms	123	-	123
Arizona hailstorm	80	-	80
Madeira flooding	-	52	52
Other catastrophic events*	117	95	212

Total catastrophes	$557	$519	$1,076

*
No events individually impacted Chartis by more than $50 million.

    The 2009 year reflected catastrophe-related losses of $53 million, an unusually low amount for catastrophe claims. Excluding catastrophe-related losses, the accident year loss ratio for 2010 was 0.7 points lower than the prior year. In 2009, Chartis also recorded $412 million of losses in its Commercial Specialty line of business for its exposure to credit and fraud claims relating to the financial crisis. While no additional losses were recorded in 2010 for these credit and fraud claims, these reserves continue to be closely monitored and to date have developed in line with expectations.

    Net prior year adverse loss development, net of discount and loss sensitive premium adjustments, which amounted to $4.3 billion in 2010 compared to $2.8 billion in 2009, contributed 13.2 points to the calendar year loss ratio.

The following table presents the components of net prior year adverse development for Chartis:

Years Ended December 31, (in millions)	2010	2009	2008

Gross prior year adverse loss development	$4,850	$2,758	$(39)
Increase in loss reserve discount	(562)	(81)	(145)
Returned/(additional) premium on loss-sensitive business	(8)	118	339

Net prior year adverse loss development	$4,280	$2,795	$155

    For a more detailed discussion of Net Prior Year Adverse Loss Development, refer to the Liability for Unpaid Claims and Claims Adjustment Expense section that follows.

  •
  an increase of 1.7 points in the expense ratio due to an increase in acquisition and other underwriting expenses, partially offset by an overall decline in the expense ratio due to benefits from the amortization of

AIG 2010 Form 10-K            81

American International Group, Inc., and Subsidiaries

    net intangible liabilities relating to the acquisition of Fuji. For more details on the expenses see the Chartis U.S. and Chartis International discussions below.

    The increase in the Chartis combined ratio for 2009 compared to 2008 primarily resulted from net prior year adverse loss development, which increased incurred losses by $2.8 billion in 2009 and $155 million in 2008, respectively, which accounts for an 8.7 point deterioration of the loss ratio in 2009.

    For additional discussion regarding Net Prior Year Loss Development, refer to the Liability for Unpaid Claims and Claims Adjustment Expense section below.

    Partially offsetting the effect of the change in prior year loss development was:

  •
  a loss ratio for accident year 2009 recorded in 2009 which was 1.9 points lower than the loss ratio for accident year 2008 recorded in 2008. This decrease is due primarily to a decline in catastrophe losses from $1.6 billion in 2008 to $53 million in 2009, resulting in a 4.4 point decrease in the accident year loss ratio. The decrease in accident year loss ratio relating to catastrophes was partially offset by a $412 million increase in loss reserves in 2009 relating to financial fraud claims discussed above.

  •
  a decline in the expense ratio of 0.9 points in 2009 compared to 2008, as the 2008 year reflects the effects of a $1.2 billion impairment charge for goodwill relating to its investment in HSB, which was sold in 2009.

Chartis Investing and Other Results

    In 2010, net investment income for Chartis increased compared to 2009 primarily as a result of an increase in the value of partnership investments as market conditions improved. In addition, investment expenses decreased in 2010 due to 2009 expenses including the equity method losses from Fuji. In 2010, Fuji was consolidated as indicated below. Net realized capital losses for Chartis declined in 2010 compared to 2009 due to increased gains on sales of fixed maturity and equity securities and lower other-than-temporary impairments on investments as market conditions continue to improve. The bargain purchase gain in 2010 resulted from the acquisition of Fuji, and the gain on sale of divested assets is from the sale of the AIG Otemachi Building in Japan.

    On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji. This acquisition resulted in a bargain purchase gain of $0.3 billion, which was included in the Consolidated Statement of Income (Loss) in Other Income. See Note 5 to the Consolidated Financial Statements for additional information. The bargain purchase gain is primarily attributable to the depressed market value of Fuji's common stock, which AIG believes was the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. AIG anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

    In May 2009, AIG completed the sale of its interest in the AIG Otemachi Building in Japan, including the land and development rights. Approximately 50 percent of its interest was held by Chartis International subsidiaries with the remainder held by Asset Management, which is reported in AIG's Other operations category. Although the transaction qualified as a legal sale, it did not qualify as a sale for U.S. GAAP purposes at the time of sale due to AIG's continued involvement as a lessee, primarily in the form of a lease deposit. As leases expired in December 2010 and AIG vacated the building, the gain of approximately $1.3 billion was recognized in AIG's pre-tax income, of which $669 million was included in the Chartis International results.

    Net investment income for Chartis increased in 2009 compared to 2008 primarily due to improvement in returns from partnership investments of $860 million. Net realized capital losses declined in 2009 compared to 2008 due to lower other-than-temporary impairment charges on investments while 2008 included significant other-than-temporary impairment charges related to the deterioration in the fixed income markets. In addition, the adoption of the new other-than-temporary impairment accounting standard, commencing in the second quarter of 2009, resulted in fewer fixed income credit securities requiring other-than-temporary impairment.

    See Consolidated Results for further discussion on net investment income and net realized capital losses.

82            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Chartis U.S. Results

The following table presents Chartis U.S. results:

				Percentage Increase/ (Decrease)
Years Ended December 31, (in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Underwriting results:
Net premiums written	$17,247	$18,373	$21,243	(6)%	(14)%
Decrease in unearned premiums	976	1,405	1,169	(31)	20

Net premiums earned	18,223	19,778	22,412	(8)	(12)
Claims and claims adjustment expenses incurred	18,514	17,943	18,255	3	(2)
Underwriting expenses	4,671	4,401	5,887	6	(25)

Underwriting loss	(4,962)	(2,566)	(1,730)	-	-

Net investment income	3,458	2,790	1,981	24	41
Net realized capital losses	(196)	(679)	(3,294)	-	-

Pre-tax loss	$(1,700)	$(455)	$(3,043)	-%	-%

Chartis U.S. Underwriting Results

Chartis U.S. Net Premiums Written

The following table presents Chartis U.S. net premiums written by line of business:

				Percentage Increase/ (Decrease)
Years Ended December 31, (in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Consumer lines:
Accident & health	$1,428	$1,324	$1,392	8%	(5)%
Personal lines	1,792	1,784	1,709	-	4

Total Consumer lines	3,220	3,108	3,101	4	-

Commercial lines:
Casualty	6,141	6,880	8,824	(11)	(22)
Property	1,867	2,170	2,128	(14)	2
Specialty	6,019	6,215	7,190	(3)	(14)

Total Commercial lines	14,027	15,265	18,142	(8)	(16)

Total net premiums written	$17,247	$18,373	$21,243	(6)%	(14)%

    Chartis U.S. net premiums written decreased in 2010 compared to 2009 primarily due to:

  •
  risk management initiatives undertaken as part of the redefinition of its overall risk appetite resulting in the reduction of aggregate exposures in certain Commercial Casualty, Property and Specialty lines of business. Chartis U.S. is reducing its production in capital-intensive or lower margin and catastrophe-exposed businesses, including excess casualty, workers' compensation and excess workers' compensation businesses in its Commercial Casualty lines, and within its Commercial Property lines it reduced both its gross and net exposures to catastrophes through the reduction in direct writings and a more strategic use of reinsurance; and

  •
  lower U.S. workers' compensation premiums due to declining rates, lower employment levels, increased competition and Chartis' continued strategy to remain price disciplined. These factors negatively affected both its Commercial Casualty and Specialty lines of business.

  •
  declines in the construction, real estate and transportation classes within Commercial Casualty lines and various classes of professional liability business in the Specialty lines, which were negatively affected to a greater extent than other classes by the credit crisis. The limited availability of capital for new projects

AIG 2010 Form 10-K            83

American International Group, Inc., and Subsidiaries

    adversely impacted general liability and commercial umbrella business in the Commercial Casualty and environmental classes in the Commercial Specialty lines of business. Additionally, 2010 reflects the effects of the Chartis U.S decision to reduce writings within its Commercial Specialty lines for certain classes of environmental coverages.

    Partially offsetting these declines are increases in its Consumer lines of business as part of the Chartis U.S. strategy to increase production in less capital intensive and higher margin businesses.

    Chartis U.S. net premiums written decreased in 2009 compared to 2008 primarily due to:

  •
  declines in the Commercial Casualty lines of business due to lower U.S. workers' compensation premiums resulting from declining rates, lower employment levels, increased competition and a strategy to remain price disciplined;

  •
  declines in the construction, real estate and transportation lines within Commercial Casualty lines, and various classes of professional liability business within the Specialty lines, which were negatively affected to a greater extent than other classes by the credit crisis. Additionally, the limited availability of capital for new projects adversely impacted the general liability and commercial umbrella businesses in its Commercial Casualty and environmental lines within the Specialty lines of business; and

  •
  the effect of AIG's negative publicity in 2009, which adversely impacted all classes of both commercial and consumer business.

Chartis U.S. Underwriting Ratios

The following table presents Chartis U.S. GAAP combined ratios:

Years Ended December 31,	2010	2009	Increase (Decrease)	2008	Increase (Decrease)

Loss ratio	101.6	90.7	10.9	81.4	9.3
Expense ratio	25.6	22.3	3.3	26.3	(4.0)

Combined ratio	127.2	113.0	14.2	107.7	5.3

    The increase in the Chartis U.S. combined ratio in 2010 compared to 2009 primarily resulted from the following:

  •
  a loss ratio for accident year 2010 recorded in 2010 which was 3.2 points higher than the loss ratio for accident year 2009 recorded in 2009. The increase in the overall accident year loss ratio is due to approximately $557 million catastrophe-related losses in 2010 previously noted (compared to $53 million of catastrophe-related losses in 2009).

  •
  net adverse prior year development, which increased Chartis U.S. incurred losses by $3.9 billion in 2010 compared to $2.8 billion of net adverse loss development in 2009.

The following table presents the components of net prior year adverse development for Chartis U.S.:

Years Ended December 31, (in millions)	2010	2009	2008

Gross prior year adverse loss development	$4,471	$2,749	$23
Increase in loss reserve discount	(515)	(81)	(145)
Returned/(additional) premium on loss-sensitive business	(8)	118	339

Net prior year adverse loss development	$3,948	$2,786	$217

    For additional discussion regarding net prior year loss development, refer to the Liability for Unpaid Claims and Claims Adjustment Expense section that follows.

84            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

  •
  an increase of 3.4 points in the expense ratio due to a decline in net premiums earned and increases in both acquisition and general operating expenses. Higher acquisition expenses reflect overall increases in commissions paid to brokers across most lines of businesses, increased regulatory assessments, more specifically in the workers' compensation lines, new marketing agreements with select strategic distribution partners, and direct marketing costs within its Consumer line products. The increase in General operating expenses reflect the Chartis U.S. strategy to continue the enhancement and build-out of its financial systems and related control environment. Further, as part of its plans to continue to attract, retain and develop its human capital and to better align employee performance incentive programs with profitability, capital management, risk management, and other AIG performance measures, during 2010, Chartis U.S. recorded increased expenses relating to its incentive compensation programs. During 2010, Chartis U.S. also undertook a number of cost-saving initiatives and as a result of these initiatives during the fourth quarter of 2010 recorded a $23 million charge relating to a reduction of its employee base.

    The increase in the Chartis U.S. combined ratio for 2009 compared to 2008 primarily resulted from the following:

  •
  net adverse prior year development, which increased incurred losses by $2.8 billion in 2009 compared to $217 million of net adverse loss development in 2008.

    For additional discussion regarding net prior year loss development, see Liability for Unpaid Claims and Claims Adjustment Expense section below.

    Prior year loss development was partially offset by:

  •
  a decrease in the loss ratio for accident year 2009 recorded in 2009 which was 3.7 points lower than the loss ratio for accident year 2008 recorded in 2008 resulting from a decline in catastrophe-related losses from $1.5 billion in 2008 to $53 million in 2009. The 2008 catastrophe-related losses included Hurricanes Ike and Gustav, California wildfires, Midwest storms and floods and the Atlanta tornado.

  •
  a decline in the expense ratio of 4.0 points in 2009 compared to 2008. This decrease is due primarily to a $1.2 billion goodwill impairment charge in 2008 relating to the Chartis U.S. investment in HSB. Overall expenses, excluding the 2008 write-off of goodwill, declined $452 million, or eight percent compared to 2008 due to decreased acquisition costs, but were partially offset by increased pension and restructuring-related costs.

Chartis U.S. Investing Results

    In 2010, net investment income for Chartis U.S. increased compared to 2009 primarily as a result of partnership investments returning to profitability as market conditions improved. In addition, net investment income for non-partnership investments increased in 2010 compared to 2009 due to an increase in maturing Life Settlement policies.Net realized capital losses declined in 2010 compared to 2009 due to increased sales of fixed maturity and equity securities as market conditions improved and lower other-than-temporary-impairments on investments due to improved cash flow expectations on structured securities.

    Net investment income for Chartis U.S. increased in 2009 compared to 2008 primarily due to improvement in returns from partnership investments of $633 million. Net realized capital losses for Chartis U.S. declined in 2009 compared to 2008 due to lower other-than-temporary impairments on investments as 2008 results reflected significant other-than-temporary impairment charges related to the deterioration in the fixed income markets. In addition, the adoption of the new other-than-temporary impairment accounting standard, commencing in the second quarter of 2009, resulted in fewer fixed income credit securities requiring other-than-temporary impairment.

    See Consolidated Results for further discussion on net investment income and net realized capital losses.

AIG 2010 Form 10-K            85

American International Group, Inc., and Subsidiaries

Chartis International Results

The following table presents Chartis International results:

				Percentage Increase/ (Decrease)
Years Ended December 31, (in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Underwriting results:
Net premiums written	$14,365	$12,280	$13,288	17%	(8)%
(Increase) decrease in unearned premiums	(67)	203	(190)	-	-

Net premiums earned	14,298	12,483	13,098	15	(5)
Claims and claims adjustment expenses incurred	9,353	7,419	7,269	26	2
Underwriting expenses	5,443	5,096	4,870	7	5

Underwriting profit (loss)	(498)	(32)	959	-	-

Investing and other results:
Net investment income	934	502	586	86	(14)
Net realized capital gains (losses)	147	149	(990)	(1)	-
Gain on sale of properties	669	-	-	-	-
Bargain purchase gain	332	-	-	-	-

Pre-tax income	$1,584	$619	$555	156%	12%

Chartis International Underwriting Results

Chartis International Net Premiums Written

The following table presents Chartis International net premiums written by line of business:

				Percentage Increase/ (Decrease)
Years Ended December 31, (in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Consumer lines:
Accident & health	$4,006	$3,722	$3,828	8%	(3)%
Personal lines	3,513	2,232	2,399	57	(7)
Life insurance	334	-	-	-	-

Total consumer lines	7,853	5,954	6,227	32	(4)

Commercial lines:
Casualty	2,257	2,202	2,590	2	(15)
Property	1,423	1,378	1,532	3	(10)
Specialty	2,832	2,746	2,939	3	(7)

Total commercial lines	6,512	6,326	7,061	3	(10)

Total net premiums written	$14,365	$12,280	$13,288	17%	(8)%

    Chartis International net premiums written increased in 2010 compared to 2009 primarily due to:

  •
  the acquisition of Fuji. Beginning on July 1, 2010, Fuji's net premiums were included in Chartis International. Fuji's net premiums written were $1.8 billion in 2010, of which $1.7 billion relates to Consumer lines and $91 million relates to Commercial lines. In addition, Chartis International's Life insurance business included in Consumer lines is produced by Fuji.

  •
  increased stabilization of developed economies after the financial crisis that began in 2008. This increased stabilization resulted in an improved pricing, increased new business submissions and improved policyholder persistency in both Consumer and Commercial lines. However, the effects of the improved environment were partially offset by Chartis International's decision not to renew a credit card indemnification program within Specialty business in Commercial lines that did not meet certain profitability targets.

86            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    From a regional perspective, growth in the Far East region was driven primarily by the Fuji acquisition. The growth economy countries, with well-established franchises and operations, continue to increase insurance penetration and growth within Consumer and Commercial lines. The Europe region's net premium written levels were consistent with 2009 due to continued strong pricing discipline in a recovering soft market.

    Chartis International net premiums written decreased in 2009 compared to 2008 primarily due to negative effects of changes in foreign exchange rates, general economic conditions which continued to negatively affect new business and the adverse effect of negative publicity regarding AIG in 2009.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Chartis International net premiums written:

Years Ended December 31,	2010 vs. 2009		2009 vs. 2008

Increase (decrease) in original currency(a)	12.8%	(b)	(3.8)%
Foreign exchange effect	4.2		(3.8)

Increase (decrease) as reported in U.S. dollars	17.0%		(7.6)%

(a)
Computed using a constant exchange rate for each period.

(b)
Substantially all of this increase was attributable to the Fuji acquisition.

Chartis International Underwriting Ratios

The following table presents Chartis International combined ratios:

Years Ended December 31,	2010	2009	Increase (Decrease)	2008	Increase (Decrease)

Loss ratio	65.4	59.4	6.0	55.5	3.9
Expense ratio	38.1	40.8	(2.7)	37.2	3.6

Combined ratio	103.5	100.2	3.3	92.7	7.5

    The increase in the Chartis International combined ratio in 2010 compared to 2009 primarily resulted from the following:

  •
  significant catastrophe-related losses in 2010. No catastrophe-related losses were recorded in the comparable 2009 period. The 2010 catastrophe-related losses of $520 million previously noted, including $10 million of reinstatement reinsurance premiums, increased the current accident year loss ratio by 3.3 points.

  •
  net adverse prior year loss development, which increased incurred losses by $332 million in 2010 compared to $9 million of net adverse loss development in 2009. The increase in net adverse prior year loss development increased the 2010 loss ratio by 2.7 points.

The following table presents the components of net prior year adverse development for Chartis International:

Years Ended December 31, (in millions)	2010	2009	2008

Gross prior year adverse loss development	$379	$9	$(62)
Increase in loss reserve discount	(47)	-	-
Returned/(additional) premium on loss-sensitive business	-	-	-

Net prior year adverse loss development	$332	$9	$(62)

    For a detailed discussion of Net Loss Development by class of business, see Liability for Unpaid Claims and Claim Adjustment Expense below.

  •
  a decrease of 2.7 points in the expense ratio resulting from the net benefits of the amortization of net intangible liabilities relating to the acquisition of Fuji. Excluding Fuji, the 2010 expense ratio was essentially

AIG 2010 Form 10-K            87

American International Group, Inc., and Subsidiaries

    unchanged compared to the prior year. Increases in underwriting expenses were offset by decreases in acquisition costs. The increase in other underwriting expenses in 2010 resulted primarily from the impairment of intangible assets within the Far East region, Consumer lines business (unrelated to the Fuji operations), and costs associated with separation activities from certain AIG divested entities. In addition, other underwriting expenses in 2010 include the cost of enhancements to financial systems and related control environment as well as expenses relating to long-term incentive programs that will continue to align employee performance incentive programs with profitability, capital management, risk management and compliance objectives. The decrease in acquisition costs in 2010 is primarily due to the credit card indemnification program in Commercial Specialty, discussed above, which carried a high commission ratio.

    The increase in the Chartis International combined ratio for 2009 compared to 2008 primarily resulted from the following:

  •
  a loss ratio for accident year 2009 recorded in 2009 which was 3.4 points higher than the loss ratio for accident year 2008 recorded in 2008. The increase in the overall accident year loss ratio was due primarily to increases relating to Commercial Specialty financial lines claims of $412 million arising from the disruption in the financial markets as well as financial frauds. Partially offsetting these increases were the year-over-year effects of catastrophe-related losses. No catastrophe-related losses were recorded in 2009, while 2008 was affected by natural catastrophes of $143 million including Hurricanes Gustav and Ike.

  •
  an increase in the expense ratio in 2009 compared to 2008 due to a decrease in net premiums earned and an increase in general operating expenses. The increase in general operating expenses relates to separation and restructuring charges, certain costs associated with bad debt-related expenses, and increased pension costs.

Chartis International Investing and Other Results

    Chartis International net investment income increased in 2010 compared to 2009 primarily due to higher returns from partnership investments, dividends earned, and other investment income which were partially offset by lower mutual fund and interest income. Investment expense was also lower in 2010 as 2009 expenses included the equity method losses from Fuji. In 2010, Fuji was consolidated as described below.

    Chartis International net realized capital gains in 2010 were essentially unchanged from the prior year. On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji. The acquisition of the additional voting shares resulted in Chartis International obtaining control of Fuji. This acquisition resulted in a bargain purchase gain of approximately $332 million, which is included in the Consolidated Statement of Income (Loss) in Other Income. See Note 5 to the Consolidated Financial Statements for a complete discussion. The bargain purchase gain is primarily attributable to the depressed market value of Fuji's common stock, which AIG believes is the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. AIG anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

    In May 2009, AIG completed the sale of its interest in the AIG Otemachi Building in Japan, including the land and development rights. Approximately 60 percent of these interests were held by Chartis International subsidiaries with the remainder held by Asset Management and reported in AIG's Other operations category. Although the transaction qualified as a legal sale, it did not qualify as a sale for U.S. GAAP purposes at the time of sale due to AIG's continued involvement as a lessee, primarily in the form of a lease deposit. As leases expired in December 2010 and AIG vacated the building, a pre-tax gain of approximately $1.3 billion was recognized in AIG's consolidated results, of which $669 million was included in the Chartis International results.

    Chartis International Net investment income decreased in 2009 compared to 2008 primarily due to losses from an equity method investment, and lower yields on the fixed income portfolios, partially offset by improving mutual fund income due to improved market conditions.

88            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    Chartis International recorded Net realized capital gains in 2009 compared to net realized capital losses in 2008 due to the reduced number of fixed income credit securities requiring other-than-temporary impairments. The reduced number of securities was the result of adoption of the new other-than-temporary impairment accounting standard, commencing in the second quarter of 2009.

Liability for Unpaid Claims and Claims Adjustment Expense

    The following discussion of the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for the Chartis U.S. and Chartis International reporting units in the Chartis operating segment and loss reserves pertaining to divested and/or Divested businesses and those of the Mortgage Guaranty reporting unit collectively reported in AIG's Other operations category.

The following table presents the components of the loss reserves by major lines of business on a statutory annual statement basis(a):

At December 31, (in millions)	2010	2009

Other liability occurrence	$23,583	$20,344
Workers' compensation	17,683	15,200
International(b)	16,583	12,582
Other liability claims made	11,446	12,619
Mortgage Guaranty/Credit	4,220	5,477
Property	3,846	3,872
Auto liability	3,337	4,164
Products liability	2,377	2,414
Medical malpractice	1,754	1,672
Accident and health	1,444	1,677
Aircraft	1,149	1,388
Commercial multiple peril	1,006	1,081
Fidelity/surety	934	875
Reinsurance	130	154
Other	1,659	1,867

Total	$91,151	$85,386

(a)
Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

(b)
Includes $2.3 billion related to the acquisition of Fuji on March 31, 2010.

    AIG's gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for IBNR and loss expenses. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting from this review are currently reflected in pre-tax income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

    The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance and applicable discount for future investment income.

AIG 2010 Form 10-K            89

American International Group, Inc., and Subsidiaries

The following table classifies the components of the net liability for unpaid claims and claims adjustment expense by business unit:

Years Ended December 31, (in millions)	2010	2009

Chartis:
Chartis U.S.	$53,111	$50,498
Chartis International	14,963	12,688

Total Chartis	68,074	63,186

Mortgage Guaranty	3,433	4,713

Net liability for unpaid claims and claims adjustment expense at end of year	$71,507	$67,899

Discounting of Reserves

    At December 31, 2010, net loss reserves reflect a loss reserve discount of $3.22 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979 - 81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Those asbestos liabilities that are fixed and determinable are discounted based on investment yields. The discount is comprised of the following: $790 million — tabular discount for workers' compensation in Chartis U.S. and $2.27 billion — non-tabular discount for workers' compensation in Chartis U.S.; and $162 million — non-tabular discount for asbestos for Chartis.

Results of the Reserving Process

    AIG believes that its net loss reserves are adequate to cover net losses and loss expenses as of December 31, 2010. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of December 31, 2010. In the opinion of management, such adverse development and resulting increase in reserves is not likely to have a material adverse effect on AIG's consolidated financial condition, although it could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period. See Item 1A. Risk Factors — Casualty Insurance Underwriting and Reserves.

90            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the rollforward of net loss reserves:

Years Ended December 31, (in millions)	2010	2009	2008

Net liability for unpaid claims and claims adjustment expense at beginning of year	$67,899	$72,455	$69,288
Foreign exchange effect	(126)	1,416	(2,113)
Acquisitions(a)	1,538	-	-
Dispositions(b)	(87)	(9,657)	(269)

Losses and loss expenses incurred(c):
Current year	24,074	27,354	34,516
Prior years, other than accretion of discount	4,182	2,771	118
Prior years, accretion of discount	(181)	313	317

Losses and loss expenses incurred	28,075	30,438	34,951

Losses and loss expenses paid(c):
Current year	9,873	11,079	13,204
Prior years	15,919	15,673	16,240

Losses and loss expenses paid	25,792	26,752	29,444

Activity of discontinued operations	-	(1)	42

Net liability for unpaid claims and claims adjustment expense at end of year	$71,507	$67,899	$72,455

(a)
Represents the acquisition of Fuji on March 31, 2010.

(b)
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009, HSB was sold during the first quarter of 2009 and Unibanco was sold in the fourth quarter of 2008.

(c)
Includes amounts related to dispositions through the date of disposition.

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

Years Ended December 31, (in millions)	2010	2009	2008

Prior Accident Year Development by Reporting Unit:
Chartis segment:
Chartis U.S.	$4,471	$2,749	$23
Chartis International	379	9	(62)

Total Chartis segment	4,850	2,758	(39)

Other businesses:
Mortgage Guaranty	(668)	38	177
Other businesses*	-	(25)	17

Total Other businesses	(668)	13	194

Asbestos settlements	-	-	(37)

Prior years, other than accretion of discount	$4,182	$2,771	$118

*
Includes Transatlantic which was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009 and HSB was sold during the first quarter of 2009.

AIG 2010 Form 10-K            91

American International Group, Inc., and Subsidiaries

Years Ended December 31, (in millions)	2010	2009	2008

Prior Accident Year Development by Major Class of Business:
Excess casualty (Chartis U.S.)	$1,071	$1,507	$1,105
D&O and related management liability (Chartis U.S.)	(94)	(39)	(430)
Excess workers' compensation (Chartis U.S.)	793	956	(12)
Healthcare (Chartis U.S.)	(75)	(92)	(310)
Asbestos and environmental (primarily Chartis U.S.)	1,503	155	51
Primary (Specialty) Workers' Compensation	518	37	125
All other, net	466	247	(411)

Prior years, other than accretion of discount	$4,182	$2,771	$118

	Calendar Year
Years Ended December 31, (in millions)
	2010	2009	2008

Prior Accident Year Development by Accident Year:
Accident Year
2009	$(61)
2008	286	$289
2007	528	(57)	$(370)
2006	199	(91)	(590)
2005	113	18	(455)
2004	134	182	(335)
2003	73	73	200
2002	97	126	176
2001	73	316	238
2000 and prior	2,740	1,915	1,254

Prior years, other than accretion of discount	$4,182	$2,771	$118

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each class of business, as appropriate, in 2010 to determine the loss development from prior accident years for 2010. As part of its reserving process, AIG also considers notices of claims received with respect to emerging issues, such as those related to the U.S. mortgage and housing market.

Net Loss Development by Class of Business

    The following is a discussion of the primary reasons for the development in 2010, 2009 and 2008 for those classes of business that experienced significant prior accident year developments during the three-year period. See Asbestos and Environmental Reserves below for a further discussion of asbestos and environmental reserves and development.

    Excess Casualty:    Excess Casualty reserves experienced significant adverse loss development in 2010, 2009 and 2008. The increase in loss costs driving this development resulted primarily from medical inflation, which increased the economic loss component of tort claims; advances in medical care, which extended the life span of severely injured claimants; and larger jury verdicts, which increased the value of severe tort claims. An additional factor affecting AIG's excess casualty experience in 2008 and 2009 has been the exhaustion of underlying primary policies for products liability coverage and for homebuilders. This has led to increased loss emergence relating to claims involving exhaustion of underlying product aggregates and increased construction defect-related claims

92            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

activity on AIG's excess and umbrella policies. Many excess casualty policies were written on a multi-year basis in the late 1990s, which limited AIG's ability to respond to emerging market trends as rapidly as would otherwise be the case. In subsequent years, AIG responded to these emerging trends by increasing rates and implementing numerous policy form and coverage changes. This led to a significant improvement in experience beginning with accident year 2001. In 2008, a significant portion of the adverse development from accident years 2002 and prior also related to latent exposures, including pharmaceutical exposures as well as the construction defect and product aggregate related exposures noted above. AIG's exposure to these latent exposures was sharply reduced after 2002 due to significant changes in policy terms and conditions as well as underwriting guidelines. Another contributor to the adverse development during 2008 and 2009 is that actual loss development for other large losses for accident years 1998 and subsequent have emerged at higher than expected levels as compared to the loss emergence pattern exhibited from earlier accident years. This has caused significant additional development for accident years 1998 to 2002 and to a lesser extent for accident years 2003 to 2006. In 2009 the vast majority of the prior accident year development was attributable to loss emergence that significantly exceeded the historical average for this class of business.

    AIG increased its estimate for its year-end 2009 loss reserve for excess casualty liabilities by more than $1 billion, primarily relating to accident years 2006 and prior. The majority of the 2009 charge resulted from management's decision to place greater reliance on the experience of the five most recent calendar years, resulting in significantly higher loss development factor assumptions for the year-end 2009 loss reserve review.

    Even with these higher loss development factors, during the fourth quarter of 2010, loss emergence across all accident years for excess casualty was approximately $115 million worse than expected and was concentrated in accident years 2007 and 2008. The concentration of such losses in more recent accident years resulted in much higher loss estimates at year-end 2010 because the experience is extrapolated not only for these years, but to all years through the application of the loss development factors. The higher than expected loss emergence in the last half of 2010, particularly in the fourth quarter, led management to select higher loss development factors than those selected in 2009 because greater weight was placed on the adverse development in the recent calendar years (i.e., the three most recent calendar years). In these low frequency/high severity classes of business, AIG applied significant judgment to select an appropriate averaging period for loss development that is long enough to be statistically credible while recognizing changing trends in a sufficiently responsive manner. AIG also considered recent trends in large products liability verdicts in the United States given the impact of the recession and the impact of anti-corporate sentiment in the mind of the general public, as well as the high attachment points at which this business is written.

    In determining the appropriate reserve estimate, in addition to the adverse claim emergence during late 2010, management considered the continued exposure to latent product liability claim emergence for this long tail class and the continued uncertainty of the expected loss ratios during the soft market conditions that prevailed in recent accident years. At December 31, 2010, the calculation of AIG's loss development factor assumptions was based on giving much greater weight to the latest three calendar years of loss development experience. This change from basing the loss development factor assumptions on the last five years provides still greater recognition of the recent calendar-year experience than the assumptions used in the 2009 loss reserve review, and in management's judgment was warranted based on the developing trends described above. Approximately $80 million of the reserve strengthening in the fourth quarter of 2010 pertained to accident year 2009, whereas approximately $200 million was attributable to accident year 2008, $340 million to accident year 2007, $195 million to accident year 2006, $100 million to accident years 1999 and prior, and approximately $95 million in the aggregate to accident years 2000 through 2005.

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

AIG 2010 Form 10-K            93

American International Group, Inc., and Subsidiaries

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

    For the year-end 2008 loss reserve review, AIG claims staff updated its review of accounts with significant exposure to construction defect-related claims. In response to the continued upward developments on these claims, and based on an updated analysis of this development, AIG increased the reserves by an additional $75 million beyond the increases identified in the claims review. In response to the continued adverse development of product aggregate related claims during 2007 and 2008, AIG's actuaries conducted a special analysis of product aggregate-related claims development, resulting in an increase in the IBNR reserve for this exposure of $175 million. In response to the high level of pharmaceutical-related claim emergence during 2007 and 2008, AIG claims staff reviewed the remaining exposure, and based on this review an additional reserve of $10 million was established. In response to the much greater than expected actual loss emergence for other large losses for accident years 1998 and subsequent during 2007 and 2008, AIG's actuaries increased the loss development factor assumptions for this business, resulting in a further increase of approximately $200 million in loss reserves for this class. In total, the specific increases in reserves related to these items increased the excess casualty reserves by approximately $460 million during 2008. During 2008, AIG also recognized approximately $200 million of losses relating to MTBE, a gasoline additive, which primarily related to excess casualty business from accident years 2000 and prior.

    Loss reserves pertaining to the excess casualty class of business are generally included in the other liability occurrence line of business, with a small portion of the excess casualty reserves included in the other liability claims made line of business, as presented in the loss reserves by major lines of business table above.

    Excess Workers' Compensation:    AIG experienced significant adverse development for this class during 2010 and 2009, following a year of immaterial development in 2008. This class of business has an extremely long tail and is one of the most challenging classes of business to reserve for because it is highly sensitive to small changes in assumptions—in the rate of medical inflation or the longevity of injured workers, for example—which can have a significant effect on the ultimate reserve estimate. Furthermore claims estimates for this line are highly sensitive to:

  •
  The assumed future rate of inflation and other economic conditions in the United States;

  •
  Changes in the legal, regulatory, judicial and social environment;

  •
  The expected impact of recently enacted health care reform on workers' compensation costs;

  •
  Underlying policy pricing, terms and conditions;

  •
  Claims settlement trends that can materially alter the mix and ultimate cost of claims;

  •
  Changes in claims reporting practices of insureds and third-party administrators;

  •
  The cost of new and additional treatment specialties, such as "pain management";

  •
  Changes in injured worker longevity; and

  •
  Territorial experience differences (across states and within regions in a state).

    With the passage of the Affordable Care Act in March 2010, management concluded that there is increased vulnerability to the risk of further cost-shifting to the excess workers' compensation class of business in particular. Settlement efforts can also be affected by changes to evaluation protocols implemented by the Centers for

94            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Medicare & Medicaid Services in 2009, which are expected to result in future prescription drug costs being borne by workers' compensation insurers to a significantly greater degree than in the past and thus likely to lead to further deteriorating trends for the excess workers' compensation class of business.

    In addition, approximately 20 percent of the reported claims emanate from excess of loss reinsurance contracts provided by Chartis to other third-party insurers in accident years 2002 and prior. These reinsurance contracts generally include the so-called "follow the fortunes clause" whereby claims management is performed by the ceding insurers and the outcomes of these efforts are binding on Chartis as the reinsurer. Chartis has virtually no ability to affect the outcomes of these claims.

    Moreover, underwriting actions in recent years have led to a significant increase in insured retention levels, which reduce the frequency of moderate-severity losses but extend the time period of first report of claim, causing further unpredictability in loss development patterns.

    During the fourth quarter of 2010, AIG conducted its comprehensive loss reserve analysis using a variety of actuarial techniques to project future loss development for this very long-tail class. As part of this analysis, AIG compared and contrasted the traditional techniques that have been used for this class with an alternative approach that focuses more explicitly on projecting the effect of future calendar year trends, placing less weight on prior-period loss development ratios due to the increased evidence of changes to the claims environment. To this end, AIG engaged a third-party actuary that uses such alternative approaches to supplement the extensive analysis performed by AIG as it conducted its comprehensive loss review of its year-end loss reserves. The third-party actuary provided an additional perspective for the excess workers' compensation class by using a method that management considered to be particularly suited to the excess workers' compensation class, given its long-tail nature. These various actuarial analyses all indicated a substantial increase in loss estimates from the prior-year level. AIG responded to this increased loss indication by evaluating a range of loss development scenarios including developing the tail factors that extrapolate the claims projections as far as 40 years into the future. Due to the extremely long-tail nature of this class, the impact of the selected change in loss development assumptions affected many accident years and led to an overall strengthening of approximately $825 million, before discount. Approximately $430 million of the reserve strengthening in the fourth quarter of 2010 pertained to accident years 1999 and prior, with an additional $160 million attributable to accident year 2000, $140 million to accident year 2001, $80 million to accident year 2002, and only approximately $10 million attributable to 2003 and subsequent years.

    For the year-end 2009 loss reserve review, AIG increased the loss development assumptions for this class of business, resulting in approximately a $925 million increase in reserves. The increased loss development assumptions were based on an additional actuarial study performed by AIG in response to the emergence of losses in accident years 1999 and prior. This study analyzed the development patterns emanating from the AIG claims staff projections of expected ultimate cost for each open claim. No significant changes in assumptions were made in the year-end 2008 loss reserve reviews.

    D&O and Related Management Liability Classes of Business:    AIG experienced a significant favorable development during 2008, but only a relatively minor amount of favorable development in 2009 and 2010. The favorable development over the three-year period related primarily to accident years 2004 and 2005, and to a lesser extent accident years 2003 and 2006. Loss cost trends for D&O and related management liability classes of business were adverse in accident years 2002 and prior due to a variety of factors, including an increase in frequency and severity of corporate bankruptcies; the increase in the frequency of financial restatements; the sharp rise in market capitalization of publicly traded companies; and the increase in the number of initial public offerings. The 2003 through 2006 period was marked by a significant reduction in claims related to these factors; thus the expected loss ratios initially established for these accident years have developed favorably, particularly for 2004 and 2005. Beginning in accident year 2007, claims relating to the credit crisis resulted in increased overall claim activity. AIG utilizes ground-up claims projections by AIG claims staff as a benchmark to select the loss reserves for this business; these projections are updated annually.

AIG 2010 Form 10-K            95

American International Group, Inc., and Subsidiaries

    For the year-end 2010 loss reserve review, AIG's actuaries took into account the favorable development from prior accident years, as well as the continuing favorable development observed in the ground-up claims projections by AIG claims staff over the past five years. This favorable development was partially offset by higher than expected initial claim projections for accident year 2009.

    For the year-end 2009 loss reserve review, AIG's actuaries took into account the favorable development for accident years 2007 and prior, as well as adverse development from accident year 2008. In response to the emerging favorable development observed in the ground-up claims projections by AIG claims staff over the past several years, AIG considered both the higher than expected initial claim projections for accident year 2008 as well as the favorable developments for the claims projections from the earlier accident years in determining the loss ratio for accident year 2009.

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

    Loss reserves pertaining to D&O and related management liability classes of business are included in the other liability claims made line of business, as presented in the loss reserves by major lines of business table above.

    Healthcare:    Healthcare business written by Chartis U.S. produced moderate favorable development in 2010 and 2009 and significant favorable development in 2008. Healthcare loss reserves have benefited from favorable market conditions and an improved legal environment in accident years 2002 and subsequent, following a period of adverse loss trends and market conditions that began in the mid 1990's. For the year-end 2008 loss reserve review, AIG's actuaries responded to the consistently favorable experience observed during the latest three years by utilizing more responsive assumptions relating to loss development factors, loss trend factors, and expected loss ratios for this business. These modified assumptions resulted in approximately $140 million of additional favorable development that was recognized in the fourth quarter of 2008 for this business. No significant changes in assumptions were made for the year-end 2009 or 2010 loss reserve review.

    Primary (Specialty) Workers' Compensation:    AIG's Primary (Specialty) Workers' Compensation business unit grew significantly in the early to mid 2000's but has reduced its premium writings by nearly 70 percent since 2007. During 2010, losses for accident years 2007 through 2009 continued to emerge at higher levels than anticipated by the expected loss ratios originally established for these accident years. A total of $96 million of adverse loss development was recorded for specialty workers' compensation in the first three quarters of 2010, consisting of $15 million, $38 million and $43 million in the first through third quarters, respectively. Significant improvements in claims handling, which had the effect of accelerating claims recognition (without increasing overall loss costs), were believed to be the cause of the earlier emergence of claims during this period. However, the adverse loss emergence during 2010, including in the fourth quarter, led AIG to conclude that the worsening experience was attributable to a credible upward trend in the emergence of losses, rather than claims handling. Reasons for the worsening experience include the persistently high rates of unemployment observed in 2010, which diminish the opportunities of employers to offer "light duty" return-to-work mitigation, and evidence of pain management

96            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

strategies. In addition, a projected shift in losses over time from indemnity to medical claims, which AIG has observed in California and expects to experience in other markets, is expected to result in worsening claims experience. AIG's conclusion that the worsening experience necessitated a strengthening of the reserves was confirmed by an independent third-party actuarial review during the fourth quarter of 2010. Approximately 75 percent of the year-end 2010 reserve strengthening for this business pertained to accident years 2007 through 2009.

    Construction and Commercial Risk Management:    The construction and commercial risk management businesses consist of a combination of primary workers' compensation, general liability and commercial automobile coverages. The experience in the excess workers' compensation class discussed under Excess Workers' Compensation above that led to a fourth quarter 2010 change in estimate also significantly affected these classes. Adverse loss development of $109 million was recognized for the construction and commercial risk management businesses during the first nine months of 2010. Although significant improvements in claims handling were believed to be a cause of the earlier emergence of claims during this period, as with excess workers' compensation, the adverse loss emergence during 2010, including in the fourth quarter, led AIG to conclude that the worsening experience now represented a credible trend. AIG's conclusion that the worsening experience with respect to the construction risk management business necessitated a strengthening of the reserves was confirmed by a third-party actuarial review during the fourth quarter of 2010. Construction risk management represented approximately $250 million of the fourth quarter increase in estimated loss reserves.

    National Accounts — Loss-Sensitive Portfolio:    Loss-sensitive business refers to policies whose premiums vary with the level of losses incurred; such premiums are referred to by AIG as loss-cost premiums. In 2009 and prior years, the method for establishing loss reserve balances was to match loss-cost premiums for this class against paid losses, consistent with the underlying loss-sensitive contracts. In 2010, system enhancements allowed for a more granular view of data and transactions, leading to the use of alternative reserving methods. These alternative methods led to the decision to increase estimated loss reserves by approximately $400 million in the fourth quarter of 2010.

    See Chartis Results herein for further discussion of net loss development.

Overview of Loss Reserving Process

    Chartis loss reserves can generally be categorized into two distinct groups. One group is short-tail classes of business consisting principally of property, personal lines and certain casualty classes. The other group is long-tail casualty classes of business which includes excess and umbrella liability, D&O, professional liability, medical malpractice, workers' compensation, general liability, products liability and related classes.

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

AIG 2010 Form 10-K            97

American International Group, Inc., and Subsidiaries

expenses and an even smaller percentage would be net losses paid. Therefore, IBNR would constitute a relatively high proportion of net losses.

    AIG's carried net long-tail loss reserves are tested using loss trend factors that AIG considers appropriate for each class of business. A variety of actuarial methods and assumptions is normally employed to estimate net losses for long-tail casualty classes of business. These methods ordinarily involve the use of loss trend factors intended to reflect the annual growth in loss costs from one accident year to the next. For the majority of long-tail casualty classes of business, net loss trend factors approximated five percent. Loss trend factors reflect many items including changes in claims handling, exposure and policy forms, current and future estimates of monetary inflation and social inflation and increases in litigation and awards. These factors are periodically reviewed and adjusted, as appropriate, to reflect emerging trends which are based upon past loss experience. Thus, many factors are implicitly considered in estimating the year-to-year growth in loss costs.

    A number of actuarial assumptions are generally made in the review of reserves for each class of business. For longer-tail classes of business, actuarial assumptions generally are made with respect to the following:

  •
  Loss trend factors which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

  •
  Expected loss ratios for the latest accident year (i.e., accident year 2010 for the year-end 2010 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

  •
  Loss development factors which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

    AIG records quarterly changes in loss reserves for each of its many Chartis classes of business. The overall change in AIG's loss reserves is based on the sum of these classes of business changes. For most long-tail classes of business, the process of recording quarterly loss reserve changes involves determining the estimated current loss ratio for each class of coverage. This loss ratio is multiplied by the current quarter's net earned premium for that class of coverage to determine the current accident quarter's total estimated net incurred loss and loss expense. The change in loss reserves for the quarter for each class is thus the difference between the net incurred loss and loss expense, estimated as described above, and the net paid losses and loss expenses in the quarter. Also, any change in estimated ultimate losses from prior accident years, either positive or negative, is reflected in the loss reserve for the current quarter.

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

98            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    A comprehensive annual loss reserve review is conducted in the fourth quarter of each year for each Chartis subsidiary. These detailed reviews are conducted for each class of business for each subsidiary, and thus consist of hundreds of individual analyses. The purpose of these reviews is to confirm the appropriateness of the reserves carried by each of the individual subsidiaries, and therefore of AIG's overall carried reserves. The reserve analysis for each class of business is performed by the actuarial personnel who are most familiar with that class of business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial methods to employ for each business class. Additionally, they must determine the appropriate segmentation of data from which the adequacy of the reserves can be most accurately tested. In the course of these detailed reserve reviews an actuarial central estimate of the loss reserve is determined. The sum of these central estimates for each class of business for each subsidiary provides an overall actuarial central estimate of the loss reserve for that subsidiary. The ultimate process by which the actual carried reserves are determined considers both the internal actuarial central estimate and numerous other internal and external factors including a qualitative assessment of inflation and other economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environment, underlying policy pricing, terms and conditions, and claims handling, as well as third-party actuarial reviews that are periodically performed for key classes of business. Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.

Actuarial Methods for Major Classes of Business

    In testing the reserves for each class of business, a determination is made by AIG's actuaries as to the most appropriate actuarial methods. This determination is based on a variety of factors including the nature of the claims associated with the class of business, such as the frequency or severity of the claims. Other factors considered include the loss development characteristics associated with the claims, the volume of claim data available for the applicable class, and the applicability of various actuarial methods to the class. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. For example, AIG writes a great number of unique subclasses of professional liability. For pricing or other purposes, it is appropriate to evaluate the profitability of each subclass individually. However, for purposes of estimating the loss reserves for professional liability, it is appropriate to combine the subclasses into larger groups. The greater degree of credibility in the claims experience of the larger groups may outweigh the greater degree of homogeneity of the individual subclasses. This determination of data segmentation and actuarial methods is carefully considered for each class of business. The segmentation and actuarial methods chosen are those which together are expected to produce the most accurate estimate of the loss reserves.

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

AIG 2010 Form 10-K            99

American International Group, Inc., and Subsidiaries

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

100            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

business such as personal auto. AIG also utilizes these methods in pricing subclasses of professional liability. However, AIG does not generally utilize frequency/severity methods to test loss reserves, due to the general nature of AIG's reserves being applicable to lower frequency, higher severity commercial classes of business where average claim severity is volatile.

    Excess Casualty:    AIG generally uses a combination of loss development methods and expected loss ratio methods for excess casualty classes. Expected loss ratio methods are generally utilized for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately for lead umbrella classes and for other excess classes, due to the relatively shorter tail for lead umbrella business. Automobile-related claims are generally reviewed separately from non-auto claims, due to the shorter-tail nature of the automobile-related claims. Claims relating to certain latent exposures such as construction defects or exhaustion of underlying product aggregate limits are reviewed separately due to the unique emergence patterns of losses relating to these claims. The expected loss ratios utilized for recent accident years are based on the projected ultimate loss ratios of prior years, adjusted for rate changes, estimated loss cost trends and all other changes that can be quantified. The estimated loss cost trend utilized in the year-end 2010 reviews averaged approximately five percent for excess casualty classes. Frequency/severity methods are generally not utilized as the vast majority of reported claims do not result in a claim payment. In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment.

    D&O:    AIG generally utilizes a combination of loss development methods and expected loss ratio methods for D&O and related management liability classes of business. Expected loss ratio methods are given more weight in the two most recent accident years, whereas loss development methods are given more weight in more mature accident years. In addition to these traditional actuarial methods, AIG's actuaries utilize ground-up claim projections provided by AIG claims staff as a benchmark for determining the indicated ultimate losses for all accident years other than the most recent accident year. For the year-end 2010 loss reserve review, claims projections for accident years 2009 and prior were utilized. These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. Thus, the claim projections can produce an overall indicator of the ultimate loss exposure for these classes by identifying and estimating all large losses. Frequency/severity methods are generally not utilized for these classes as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year.

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

    Excess Workers' Compensation:    AIG generally utilizes a combination of loss development methods and expected loss ratio methods. Loss development methods are given the greater weight for mature accident years such as 2003 and prior. Expected loss ratio methods are given the greater weight for the more recent accident years. Excess workers' compensation is an extremely long-tail class of business, with loss emergence extending for decades. Therefore there is limited credibility in the reported losses for many of the more recent accident years. For the mature accident years, AIG's actuaries utilize claims projections provided by AIG claims staff to help determine the loss development factors for this class of business.

AIG 2010 Form 10-K            101

American International Group, Inc., and Subsidiaries

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

102            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

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

    Mortgage Guaranty:    AIG tests mortgage guaranty reserves using loss development methods, supplemented by an internal claim analysis by actuaries and staff who specialize in the mortgage guaranty business. The claim analysis projects ultimate losses for claims within each of several categories of delinquency based on actual historical experience and is essentially a frequency/severity analysis for each category of delinquency. Additional reserve tests are also employed, such as tests measuring losses as a percent of risk in force. Reserves are reviewed separately for each class of business to consider the loss development characteristics associated with the claims, the volume of claim data available for the applicable class and the applicability of various actuarial methods to the class.

    Estimates for mortgage guaranty insurance losses and loss adjustment expense reserves are based on notices of mortgage loan delinquencies and estimates of delinquencies that have been incurred but have not been reported by loan servicers, based upon historical reporting trends. Mortgage Guaranty establishes reserves using a percentage of the contractual liability (for each delinquent loan reported) that is based upon past experience regarding certain loan factors such as age of the delinquency, cure rates, dollar amount of the loan and type of mortgage loan. Mortgage Guaranty losses and loss adjustment expenses have been adversely affected by macroeconomic events, such as declining home prices and increasing unemployment, among other events, related to the turmoil in the financial markets. As these macroeconomic events change, adversely or favorably, the determination of the ultimate losses and loss adjustment expenses requires a high degree of judgment. Responding to these adverse macroeconomic influences, numerous government and lender loan modification programs have been implemented to mitigate mortgage losses. The loan modification programs have produced additional cures of delinquent loans in 2010 that may not continue in 2011 as some modification programs are phased out or retired. In addition, these loan modifications may re-default resulting in new losses for Mortgage Guaranty.

    Increased occurrences of fraudulent loans, underwriting violations, and other deviations from contractual terms mostly related to the 2006 and 2007 blocks of business have resulted in an increase in claim rescissions and denials (collectively referred to as rescissions) during 2010. As a result, in the latter half of 2010 many lenders increased their rescission appeals activity as well as the success rate on those appeals by focusing additional resources on the process. The increased lender attention on tracking down missing loan documents along with the heightened focus on appeals of rescissions caused the estimated ultimate rescission rate net of appeals in the loss reserves to be lower than the rescission level experienced in the first half of 2010. AIG believes it has provided appropriate reserves for currently delinquent loans, consistent with industry practices.

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

AIG 2010 Form 10-K            103

American International Group, Inc., and Subsidiaries

year's earned premium. The factor is continually reevaluated in light of emerging claim experience as well as rate changes or other factors that could affect the adequacy of the IBNR factor being employed.

    International:    Business written by Chartis International operating segment includes both long-tail and short-tail classes of business. For long-tail classes of business, the actuarial methods utilized are analogous to those described above. However, the majority of business written by Chartis International is short-tail, high frequency and low severity in nature. For this business, loss development methods are generally employed to test the loss reserves. AIG maintains a database of detailed historical premium and loss transactions in original currency for business written by Chartis International, thereby allowing AIG actuaries to determine the current reserves without any distortion from changes in exchange rates over time. In testing the Chartis International reserves, AIG's actuaries segment the data by region, country or class of business as appropriate to determine an optimal balance between homogeneity and credibility.

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

    AIG's loss reserve analyses do not calculate a range of loss reserve estimates. Because a large portion of the loss reserves from Chartis business relates to longer-tail casualty classes of business driven by severity rather than frequency of claims, such as excess casualty and D&O, developing a range around loss reserve estimates would not be meaningful. Using the reserving methodologies described above, AIG's actuaries determine their best estimate of the required reserve and advise management of that amount. An important part of AIG's internal governance process over the establishment of loss reserves is the Reserve Review Committee. This multi-disciplinary committee is comprised of senior actuarial, finance, claims, risk management and business unit executives throughout the organization. The purpose of this committee is to provide oversight, policy establishment and guidance to the reserving process and when deemed necessary to adjust the liability for unpaid claims and claim adjustment expenses to an amount that is different than the amounts recommended by the actuaries.

    For discussion of sensitivity analysis on the reserve for unpaid claims and claims adjustment expenses, see Critical Accounting Estimates — Liability for Unpaid Claims and Claims Adjustment Expense.

Asbestos and Environmental Reserves

    The estimation of loss reserves relating to asbestos and environmental claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. In addition, reinsurance recoverable balances relating to asbestos and environmental loss reserves are subject to greater uncertainty due to the underlying age of the claim, underlying legal issues surrounding the nature of the coverage, and determination of proper policy period. As such, these balances tend to be subject to increased levels of disputes and legal collection activity when actually billed. The insurance industry as a whole is engaged in extensive litigation over

104            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

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

AIG 2010 Form 10-K            105

American International Group, Inc., and Subsidiaries

containing small amounts of asbestos, companies in the distribution process, and parties with remote, ill-defined involvement in asbestos (Tiers Three and Four). Through its commitment to appropriate staffing, training, and management oversight of asbestos cases, AIG seeks to mitigate its exposure to these claims.

    In the fourth quarter of 2010, management conducted its more in-depth comprehensive loss-reserve review with the assistance of its third-party actuary. The more in-depth study to determine the appropriate loss reserve estimate for its asbestos exposures includes a series of top-down and ground-up reserve analyses. To ensure it has the most comprehensive analysis possible, AIG engages an independent third-party actuarial firm to assist in assessing these exposures. The third-party actuarial firm's ground-up study uses a proprietary model to calculate the loss exposure on an insured-by-insured basis. Management believes that the accuracy of the reserve estimate is greatly enhanced through the combination of the third-party actuarial firm's industry modeling techniques and industry knowledge and management's specific account-level experience.

    In developing its initial model for AIG in 2005, the third-party actuary reviewed a considerable amount of account, policy and claim information and collaborated closely with management. The third-party actuary has used this base model, updated for necessary assumption changes and new industry data, and AIG's asbestos claims development when performing its reserve studies for AIG every year since 2005.

    AIG has identified approximately 800 existing accounts with asbestos-related exposure. Most of those accounts represent multiple underlying individual policies and hundreds of claims. In addition, at this point, there are likely policyholders facing claims who have not yet reported them to AIG, and who may not even be aware they have policy coverage. Policies also may not have been identified by AIG as being exposed to asbestos claims. Commencing in 1985, standard (occurrence-based) commercial general liability policies, which are the policies most likely to respond to asbestos claims, have contained an absolute exclusion for pollution-related damage, and an absolute asbestos exclusion was also implemented.

    Due to the significant amount of individual claims and related data for each account, elements of the account-specific data are sampled and analyzed in the reserve modeling. Additionally, the high degree of uncertainty in the estimation process for asbestos reserves reduces the benefit of attempting to develop reserves only on account-specific data. Therefore, generally consistent with industry practice, a ground-up model for asbestos reserves is based on standard industry assumptions combined with key relevant AIG account-specific data. Each year, AIG refines and calibrates this asbestos model with more account-specific data, when appropriate, and with information gained from actual claims history and industry experience. It is accepted practice in the insurance industry to make model refinements from a sample of accounts.

    As part of the 2010 study, AIG gathered a list of insureds with new asbestos exposures along with the insureds' policy limits, and information on any closed asbestos claims during the year. AIG initiated additional extensive audits of claimants to assist in compiling, confirming and analyzing coverage information for industry-wide distribution of insurance coverage by carrier for certain exposed insureds. As a result of these efforts, AIG was able to provide more extensive policy and claims data, including settlement agreements, policy details, account narratives and other claims data on a significant number of accounts with asbestos exposure for this review. The third-party actuary used the detailed information to refine its model to consider the AIG-specific experience in addition to reflecting general industry trends In addition, based on this data, AIG reassessed its assumptions about its ability to negotiate favorable settlement terms and increased its expected average cost per claim.

    Management reviews the reserve estimates produced by the third-party actuary each year as an element of its overall evaluation and applies the appropriate amount of management judgment in making adjustments to the AIG asbestos reserves when considered necessary.

    Key observations from AIG's third-party actuary that were factors in informing the base-case reserve strengthening included:

•
An analysis was performed on policy-specific information including, for instance, policy limits, layers of coverage, ground-up attachment points, and self-insured retentions/deductibles. This policyholder-specific data provided the third-party actuary with an ability to refine its models to produce more account-specific

106            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

  reserves and reduce the amount of standard-model assumptions (i.e., industry assumptions). This new information allowed the third-party actuary to consider certain policies for which assumed losses would not be allocated evenly across years (i.e., pro rata) as assumed under the standard model.

•
Through the third-party actuary's review of the policy data as provided by AIG, the third-party actuary identified specific additional policies with no claim activity to date and included them in its modeling for certain accounts. These additional policies provided the actuary with the ability to replace its standard assumptions used in the pure IBNR calculation, with actual identified policies.

•
During the fourth quarter of 2010, AIG and the third-party actuary increased the estimate of reserves in recognition of general industry litigation trends attempting to expand asbestos coverage theories.

•
With the assistance of the third-party actuary, AIG periodically reviews its assumptions and modeling parameters used in its reserving estimates to calibrate the model to arrive at the most accurate estimate of AIG's experience. This regular calibration is a necessary step in ensuring that AIG's loss reserve estimate considers all relevant information and produces as accurate an estimate as possible. During its 2010 loss reserve review, the third-party actuary recommended, and AIG agreed, that such changes be made to certain assumptions and model parameters.

    AIG conducted a comprehensive analysis of reinsurance recoverability to establish the appropriate asbestos and environmental reserve net of reinsurance. AIG estimates the reinsurance recoverable amount using aggregate ratios based on an analysis of the largest asbestos accounts. AIG determined the amount of reinsurance that would be ceded to insolvent reinsurers or to commuted reinsurance contracts for both reported claims and for IBNR. These amounts were then deducted from the indicated amount of reinsurance recoverable. The year-end 2010 analysis reflected an update to the comprehensive analysis of reinsurance recoverability that was first completed in 2005 and updated each subsequent year. All asbestos accounts for which there was a significant amount of expected unreported losses based on the 2010 review were analyzed to determine the appropriate reserve net of reinsurance.

    AIG also completed a top-down report year projection as well as a market share projection of its indicated asbestos and environmental loss reserves. These projections consist of a series of tests performed separately for asbestos and for environmental exposures.

    For asbestos, these tests project the losses expected to be reported over the next 16 years, i.e., from 2011 through 2026, based on the actual losses reported through 2010 and the expected future loss emergence for these claims. Three scenarios were tested, with a series of assumptions ranging from more optimistic to more conservative.

    For environmental claims, an analogous series of frequency/severity tests are produced. Environmental claims from future report years (i.e., IBNR) are projected out six years, i.e., through the year 2016.

AIG 2010 Form 10-K            107

American International Group, Inc., and Subsidiaries

    At year-end 2010, AIG considered a number of factors and recent experience in addition to the results of the respective top-down and ground-up analyses performed for asbestos and environmental reserves. AIG considered the significant uncertainty that remains as to AIG's ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

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

    After carefully considering the results of the ground-up analysis, which AIG updates on an annual basis, as well as all of the above factors, including the recent report year experience, AIG increased its gross asbestos reserves by $2.6 billion and increased its net asbestos reserves by $1.2 billion in 2010. Additionally, during 2010 $389 million gross and $160 million net of adverse incurred loss development pertaining to asbestos was reflected, which was primarily attributed to several large accounts.

    Upon completion of the environmental top-down report year analysis performed in the fourth quarter of 2010, a moderate adjustment to gross and net reserves was recognized.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	2010		2009		2008
As of or for the Year Ended December 31, (in millions)
	Gross	Net	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,236	$1,151	$3,443	$1,200	$3,864	$1,454
Dispositions	(17)	(8)	(84)	(21)	-	-
Losses and loss expenses incurred*	2,940	1,317	482	151	273	53
Losses and loss expenses paid*	(633)	(237)	(605)	(179)	(694)	(307)

Liability for unpaid claims and claims adjustment expense at end of year	$5,526	$2,223	$3,236	$1,151	$3,443	$1,200

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$338	$159	$417	$194	$515	$237
Dispositions	(27)	(10)	(37)	(7)	-	-
Losses and loss expenses incurred*	23	24	2	4	(44)	(2)
Losses and loss expenses paid*	(94)	(46)	(44)	(32)	(54)	(41)

Liability for unpaid claims and claims adjustment expense at end of year	$240	$127	$338	$159	$417	$194

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$3,574	$1,310	$3,860	$1,394	$4,379	$1,691
Dispositions	(44)	(18)	(121)	(28)	-	-
Losses and loss expenses incurred*	2,963	1,341	484	155	229	51
Losses and loss expenses paid*	(727)	(283)	(649)	(211)	(748)	(348)

Liability for unpaid claims and claims adjustment expense at end of year	$5,766	$2,350	$3,574	$1,310	$3,860	$1,394

*
All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

108            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

	2010		2009		2008
At December 31, (in millions)
	Gross	Net	Gross	Net	Gross	Net

Asbestos	$4,520	$1,964	$2,072	$863	$2,301	$939
Environmental	93	38	161	71	249	99

Combined	$4,613	$2,002	$2,233	$934	$2,550	$1,038

The following table presents a summary of asbestos and environmental claims count activity:

	2010			2009			2008
As of or for the Years Ended December 31,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,417	5,994	11,411	5,780	6,674	12,454	6,563	7,652	14,215
Claims during year:
Opened	502	354	856	615	983	1,598	639	1,065	1,704
Settled	(247)	(125)	(372)	(243)	(215)	(458)	(219)	(207)	(426)
Dismissed or otherwise resolved	(739)	(2,136)	(2,875)	(735)	(1,448)	(2,183)	(1,203)	(1,836)	(3,039)

Claims at end of year	4,933	4,087	9,020	5,417	5,994	11,411	5,780	6,674	12,454

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at December 31, 2010, 2009 and 2008. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The significant increase in the gross and net survival ratios at December 31, 2010 compared to December 31, 2009 relates to the aforementioned reserve increases recorded in 2010. The December 31, 2009 gross asbestos survival ratio is lower than at December 31, 2008 due to more recent periods included in the rolling average reflecting higher payments. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at December 31, 2010 by approximately 0.1 years and 0.3 years, respectively; reduced gross and net asbestos survival ratios at December 31, 2009 by approximately 0.9 years and 1.9 years, respectively; and reduced gross and net asbestos survival ratios at December 31, 2008 by approximately 1.1 years and 2.4 years, respectively.

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

The following table presents AIG's survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2010		2009		2008
Years Ended December 31,	Gross	Net	Gross	Net	Gross	Net

Survival ratios:
Asbestos	8.6	9.2	4.7	3.7	5.2	3.7
Environmental	3.7	3.2	4.5	3.5	4.4	3.5
Combined	8.1	8.4	4.7	3.7	5.1	3.7

AIG 2010 Form 10-K            109

American International Group, Inc., and Subsidiaries

SunAmerica Operations

    SunAmerica offers a comprehensive suite of products and services to individuals and groups including term life, universal life, A&H, fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. SunAmerica offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct to-consumer platforms.

    In managing SunAmerica, AIG analyzes the operating performance of each business using Operating income (loss), which is before net realized capital gains (losses) and related DAC and SIA amortization and goodwill impairment charges. Operating income (loss) is not a substitute for pre-tax income determined in accordance with U.S. GAAP. However, AIG believes that the presentation of Operating income (loss) enhances the understanding of the underlying profitability of the ongoing operations of SunAmerica. The reconciliations to pre-tax income are provided in the tables that follow.

110            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

SunAmerica Results

The following table presents SunAmerica results:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Domestic Life Insurance:
Premiums and other considerations	$4,096	$4,252	$6,248	(4)%	(32)%
Net investment income	4,313	3,819	3,823	13	-
Policyholder benefits and claims incurred	5,120	5,027	6,869	2	(27)
Policy acquisition and other expenses	1,775	1,748	1,840	2	(5)

Operating income	1,514	1,296	1,362	17	(5)
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital gains (losses)	(45)	35	364	-	-
Net realized capital losses	(75)	(712)	(11,554)	-	-
Goodwill impairment charges	-	-	(402)	-	-

Pre-tax income (loss)	$1,394	$619	$(10,230)	125%	-%

Domestic Retirement Services:
Premiums and other considerations	$1,134	$1,075	$1,396	5%	(23)%
Net investment income	6,455	5,734	5,311	13	8
Policyholder benefits and claims incurred	3,636	4,065	5,076	(11)	(20)
Policy acquisition and other expenses	1,419	1,732	2,823	(18)	(39)

Operating income (loss)	2,534	1,012	(1,192)	150	-
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital gains (losses)	(40)	73	2,150	-	-
Net realized capital losses	(1,176)	(2,802)	(24,858)	-	-
Goodwill impairment charges	-	(81)	(818)	-	-

Pre-tax income (loss)	$1,318	$(1,798)	$(24,718)	-%	-%

Total SunAmerica:
Premiums and other considerations	$5,230	$5,327	$7,644	(2)%	(30)%
Net investment income	10,768	9,553	9,134	13	5
Policyholder benefits and claims incurred	8,756	9,092	11,945	(4)	(24)
Policy acquisition and other expenses	3,194	3,480	4,663	(8)	(25)

Operating income	4,048	2,308	170	75	—
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital gains (losses)	(85)	108	2,514	-	-
Net realized capital losses	(1,251)	(3,514)	(36,412)	-	-
Goodwill impairment charges	-	(81)	(1,220)	-	-

Pre-tax income (loss)	$2,712	$(1,179)	$(34,948)	-%	-%

2010 and 2009 Comparison

    SunAmerica reported an increase in operating income in 2010 compared to 2009 primarily due to the following:

    •
    higher net investment income due to a $699 million increase in partnership income, a $539 million increase in valuation gains on ML II and higher call and tender income of $279 million; and

    •
    DAC and SIA amortization unlocking and related reserve strengthening charges of $611 million in 2009 primarily due to reductions in the long-term growth assumptions and deteriorated equity market conditions early in 2009 for group retirement products and individual variable annuities, and projected increases in surrenders for individual fixed annuities. The 2010 unlocking and reserve strengthening was not significant.

AIG 2010 Form 10-K            111

American International Group, Inc., and Subsidiaries

    The improvement in the pre-tax results for SunAmerica in 2010 compared to 2009 reflected a decline in net realized capital losses due principally to a significant decline in other-than-temporary impairments, and an increase in net realized gains from the sale of investments in 2010 partially offset by affordable housing partnership impairments and an increase in fair value losses on derivatives primarily used to hedge the effect of interest rate and foreign exchange movements on GIC reserves. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

2009 and 2008 Comparison

    SunAmerica reported an increase in operating income in 2009 compared to 2008 primarily due to the following:

    •
    higher net investment income as a result of improved partnership returns ($264 million of income in 2009 compared with losses of $1.2 billion in 2008) as well as lower losses from valuation adjustments from the investment in ML II, which offset the negative effects of higher liquidity in the investment portfolios;

    •
    lower DAC and SIA amortization and related reserve strengthening charges of $611 million in 2009 primarily due to reductions in the long-term growth assumptions for group retirement products and individual variable annuities, and projected increases in surrenders for individual fixed annuities, compared to DAC and SIA charges and related reserve strengthening of $1.5 billion in 2008.

    The reduction in the pre-tax loss for SunAmerica in 2009 compared to 2008 reflected a decline in net realized capital losses due principally to a significant decline in other-than-temporary impairments in 2009. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

Sales and Deposits

The following table summarizes SunAmerica sales and deposits by product(a):

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Life insurance:
Periodic premiums	$236	$224	$527	5%	(57)%
Single premiums and unscheduled deposits	167	81	288	106	(72)

Total life insurance	403	305	815	32	(63)
Group retirement product deposits	6,309	6,201	7,181	2	(14)
Individual fixed annuity deposits(b)	5,079	6,231	8,373	(18)	(26)
Individual variable annuity deposits	2,072	891	3,455	133	(74)
Retail mutual funds	1,101	782	922	41	(15)
Payout annuity deposits	675	616	2,585	10	(76)
Group life and health premiums	85	97	132	(12)	(27)
Individual annuities runoff	108	67	83	61	(19)

Total sales and deposits	$15,832	$15,190	$23,546	4%	(35)%

(a)
Includes divested operations in 2009. Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and single premiums and unscheduled deposits from new and existing policyholders. Annuity sales represent deposits from new and existing customers. Sales of group accident and health insurance represent annualized first-year premium from new policies.

(b)
Includes fixed annuity deposits sold through independent life insurance distribution channels.

2010 and 2009 Comparison

    Total sales and deposits increased in 2010 compared to 2009 as improved sales from life insurance, group retirement products and individual variable annuities offset a decline in individual fixed annuity deposits. Life insurance sales increased in 2010 compared to 2009 driven by term and universal life products sold through independent and career distribution networks. Group Retirement deposits increased for 2010 primarily due to

112            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

improved sales from individual rollovers. Individual fixed annuity deposits decreased primarily due to the low interest rate environment in 2010. Variable annuity sales increased due to competitive product enhancements, reinstatements at a number of key broker-dealers, and increased wholesaler productivity. Payout annuity sales increased in 2010 compared to 2009 as a result of improved structured settlement and immediate annuity sales.

2009 and 2008 Comparison

    Total sales and deposits decreased in 2009 compared to 2008. Deposits were negatively affected in 2009 by lower AIG ratings and the lingering effects of negative AIG publicity. Life insurance sales and deposits decreased significantly in 2009 compared to 2008 primarily due to lower financial strength ratings, the lingering effects of negative AIG publicity and the sale of AIG Life Canada. For individual variable annuities, the decrease in 2009 compared to 2008 is also attributable to a general decline in industry sales volumes. Individual fixed and variable annuity sales have decreased due to the temporary suspension of product sales at certain selling organizations due to the effect of negative publicity relating to AIG. However, deposits for individual fixed annuities increased in the second half of 2009 primarily due to increased demand for guaranteed products as well as reinstatement of sales at certain financial institutions that had previously suspended sales. Payout annuities sales decreased primarily due to lower financial strength ratings and the lingering effects of negative AIG publicity.

AIG 2010 Form 10-K            113

American International Group, Inc., and Subsidiaries

Domestic Retirement Services Sales and Deposits

The following table presents the account value rollforward for Domestic Retirement Services:

Years Ended December 31, (in millions)	2010	2009	2008

Group retirement products
Balance, beginning of year	$63,419	$56,861	$68,109
Deposits — annuities	4,937	4,856	5,661
Deposits — mutual funds	1,372	1,345	1,520

Total Deposits	6,309	6,201	7,181
Surrenders and other withdrawals	(6,647)	(7,233)	(6,693)
Death benefits	(317)	(275)	(246)

Net inflows (outflows)	(655)	(1,307)	242
Change in fair value of underlying investments, interest credited, net of fees	5,601	7,865	(11,490)

Balance, end of year	$68,365	$63,419	$56,861

Individual fixed annuities
Balance, beginning of year	$47,202	$48,394	$50,508
Deposits	4,410	5,348	7,276
Surrenders and other withdrawals	(3,520)	(6,715)	(9,571)
Death benefits	(1,479)	(1,700)	(1,721)

Net outflows	(589)	(3,067)	(4,016)
Change in fair value of underlying investments, interest credited, net of fees	1,876	1,875	1,902

Balance, end of year	$48,489	$47,202	$48,394

Individual variable annuities
Balance, beginning of year	$24,637	$23,593	$33,108
Deposits	2,072	891	3,455
Surrenders and other withdrawals	(2,725)	(2,667)	(4,240)
Death benefits	(437)	(404)	(480)

Net outflows	(1,090)	(2,180)	(1,265)
Change in fair value of underlying investments, interest credited, net of fees	2,034	3,224	(8,250)

Balance, end of year	$25,581	$24,637	$23,593

Total Domestic Retirement Services
Balance, beginning of year	$135,258	$128,848	$151,725
Deposits	12,791	12,440	17,912
Surrenders and other withdrawals	(12,892)	(16,615)	(20,504)
Death benefits	(2,233)	(2,379)	(2,447)

Net outflows	(2,334)	(6,554)	(5,039)
Change in fair value of underlying investments, interest credited, net of fees	9,511	12,964	(17,838)

Balance, end of year, excluding runoff	142,435	135,258	128,848
Individual annuities runoff	4,430	4,637	5,079
GIC runoff	8,486	8,536	14,608

Balance, end of year	$155,351	$148,431	$148,535

General and separate account reserves and mutual funds
General account reserve	$97,515	$94,912	$103,748
Separate account reserve	48,804	45,444	38,499

Total general and separate account reserves	146,319	140,356	142,247
Group retirement mutual funds	9,032	8,075	6,288

Total reserves and mutual funds	$155,351	$148,431	$148,535

114            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

2010 and 2009 Comparison

    Surrender rates have improved compared to the prior year for group retirement products, individual fixed annuities and individual variable annuities as surrenders have returned to more normal levels. Surrender rates for individual fixed annuities have decreased significantly in 2010 due to the low interest rate environment and the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace. Surrender rates for group retirement products are expected to increase in 2011 as certain large group surrenders are anticipated.

2009 and 2008 Comparison

    Surrenders and other withdrawals increased in 2009 for group retirement products primarily due to higher large group surrenders. However, surrender rates and withdrawals have improved for individual fixed annuities and individual variable annuities.

The following table presents reserves by surrender charge category and surrender rates:

	2010			2009
At December 31, (in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$52,742	$14,006	$11,859	$47,854	$11,444	$11,161
0% - 2%	1,292	3,510	4,083	1,509	3,054	4,094
Greater than 2% - 4%	1,754	5,060	2,040	1,918	5,635	2,066
Greater than 4%	2,753	22,777	7,361	3,213	23,885	6,758
Non-Surrenderable	792	3,136	238	850	3,184	558

Total reserves	$59,333	$48,489	$25,581	$55,344	$47,202	$24,637

Surrender rates	10.3%	7.4%	11.4%	12.3%	14.4%	12.1%

*
Excludes mutual funds of $9.0 billion and $8.1 billion in 2010 and 2009, respectively.

Financial Services Operations

    AIG's Financial Services subsidiaries engage in diversified activities including commercial aircraft leasing and the remaining Capital Markets portfolios, which are conducted through ILFC and AIGFP, respectively. Following the classification of AGF as discontinued operations in the third quarter of 2010 (see Note 4 to the Consolidated Financial Statements), AIG's remaining consumer finance businesses are now reported in AIG's Other operations category as part of Divested businesses.

    As discussed in Note 3 to the Consolidated Financial Statements, in order to align financial reporting with changes made during the third quarter of 2010 to the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, changes were made to AIG's segment information. During the third quarter of 2010, AIG's Asset Management Group undertook the management responsibilities for non-derivative assets and liabilities of the Capital Markets' businesses of the Financial Services segment. These assets and liabilities are being managed on a spread basis, in concert with the MIP. Accordingly, gains and losses related to these assets and liabilities, primarily consisting of credit valuation adjustment gains and losses are reported in AIG's Other operations category as part of Asset Management — Direct Investment business. Also, intercompany interest related to loans from AIG Funding Inc. (AIG Funding) to AIGFP is no longer being allocated to Capital Markets from Other operations.

    The remaining Capital Markets derivatives business continues to be reported in the Financial Services segment as part of Capital Markets results.

AIG 2010 Form 10-K            115

American International Group, Inc., and Subsidiaries

    During 2010, AIG reclassified aircraft asset impairment charges and operating lease-related charges from Other income to Other expenses and reclassified the provision for overhauls from Other expenses to Other income. Prior periods have been revised to conform to the current period presentation.

Aircraft Leasing

    AIG's Aircraft Leasing operations are the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Aircraft Leasing operations also include gains and losses that result from the remarketing of commercial jet aircraft for ILFC's own account, and remarketing and fleet management services for airlines and other aircraft fleet owners.

Capital Markets

    AIGFP has continued to unwind its portfolios, including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity of Parent and Subsidiaries — Financial Services — Capital Markets Wind-down. Prior to the wind-down, AIGFP engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates.

    Historically, AIGFP derived a significant portion of its revenues from hedged financial positions entered into in connection with counterparty transactions. Prior to the wind-down, AIGFP also participated as a dealer in a wide variety of financial derivatives transactions.

Financial Services Results

Financial Services results were as follows:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Revenues:
Aircraft Leasing	$4,718	$4,992	$4,810	(5)%	4%
Capital Markets	527	1,166	(30,559)	(55)	(104)
Other, including intercompany adjustments	412	572	323	(28)	77

Total	$5,657	$6,730	$(25,426)	(16)%	(126)%

Pre-tax income (loss):
Aircraft Leasing	$(729)	$1,385	$1,116	-%	24%
Capital Markets	209	684	(30,697)	(69)	(102)
Other, including intercompany adjustments	(116)	(63)	(205)	-	-

Total	$(636)	$2,006	$(29,786)	-%	(107)%

2010 and 2009 Comparison

    Financial Services reported a pre-tax loss in 2010 compared to pre-tax income in 2009 due to the following:

  •
  ILFC reported a pre-tax loss in 2010 compared to pre-tax income in 2009 primarily due to impairment charges recorded on aircraft in its fleet. During the fourth quarter of 2010, new engine options were announced by one of the aircraft manufacturers which promise significant improvements in fuel economy and / or payload capacity. ILFC management expects that this announcement will negatively impact the demand for certain aircraft in its fleet, and as a result recorded impairment charges of $602 million. Also during 2010, ILFC recorded asset impairment losses of $505 million on certain aircraft in its fleet reflecting

116            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    management's outlook related to the future recovery of the airline industry due to a decrease in demand for certain aircraft types, increased volatility in fuel costs and changes in other macroeconomic conditions which, when aggregated, resulted in lower future estimated lease rates used in ILFC's annual recurring recoverability assessment. Additionally, ILFC signed agreements to sell 62 aircraft to third parties and recorded asset impairment losses aggregating $416 million, and operating lease related charges aggregating $90 million related to those aircraft. Additionally, ILFC recorded asset impairment losses of $91 million related to the potential sales of nine aircraft. ILFC also incurred increased interest expense driven by higher composite borrowing rates, and an increase in the provision for overhauls to reflect an increase in future reimbursements.

  •
  Capital Markets reported lower pre-tax income in 2010 compared to 2009. Unrealized market valuation gains related to its super senior credit default swap portfolio amounted to $598 million and $1.4 billion in 2010 and 2009, respectively. The operating results in 2010 and 2009 include net losses of $200 million and net gains of $775 million, respectively, representing the effect of changes in credit spreads on the valuation of Capital Markets' derivative assets and liabilities. The effect on operating results related to the continued wind-down of Capital Markets' businesses and portfolios was significantly lower during 2010 compared to 2009.

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

  •
  Capital Markets reported unrealized market valuation gains related to its super senior credit default swap portfolios of $1.4 billion in 2009 and unrealized market valuation losses of $28.6 billion in 2008. These results were partially offset by net gains of $775 million and net losses of $992 million in 2009 and 2008, respectively, representing the effect of changes in credit spreads on the valuation of Capital Markets' derivative assets and liabilities.

Capital Markets Results

2010 and 2009 Comparison

    Capital Markets reported lower pre-tax income in 2010 compared to 2009 primarily due to lower market valuation gains related to the super senior credit default swap portfolio and the significant decrease related to the net effect of changes in credit spreads on the valuation of Capital Markets' derivative assets and liabilities, partially offset by lower costs related to the continued wind-down of Capital Markets' businesses and portfolios.

    Capital Markets reported unrealized market valuation gains related to the super senior credit default swap portfolio of $598 million for 2010 compared to unrealized market valuation gains of $1.4 billion for 2009. The principal components of Capital Markets' unrealized valuation gains and losses recognized on the super senior credit default swap portfolio were as follows:

  •
  Capital Markets recognized an unrealized market valuation loss of $67 million in 2010 with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation gain of $1.9 billion in 2009 as a result of increasing corporate spreads in 2010 and decreasing corporate spreads in 2009.

AIG 2010 Form 10-K            117

American International Group, Inc., and Subsidiaries

  •
  Capital Markets recognized an unrealized market valuation gain of $663 million in 2010, with respect to CDS transactions written on multi-sector CDOs, compared to unrealized market valuation losses of $669 million in 2009 driven primarily by price improvement of the underlying assets.

  •
  Capital Markets recognized an unrealized market valuation gain of $53 million in 2010, with respect to CDS transactions written on regulatory capital prime residential mortgage transactions, compared to an unrealized market valuation gain of $137 million in 2009. The gain in 2009 primarily reflected the fact that one counterparty surrendered its right to call its transactions in that year.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of Capital Markets' super senior credit default swap portfolio.

    During 2010, Capital Markets:

  •
  recognized a gain of $149 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits which are not included in the super senior credit default swap portfolio compared to a gain of $240 million in 2009;

  •
  incurred interest charges of $147 million for 2010, relating to intercompany borrowings with AIG that are eliminated in consolidation, flat with the same period in 2009; and

  •
  incurred a net loss of $333 million (including $133 million of losses reflected in the unrealized market valuation loss on super senior credit default swaps) as compared to a gain of $827 million (including $52 million of gains reflected in the unrealized market valuation gain on super senior credit default swaps) in 2009, representing the impact of credit valuation adjustments on Capital Markets' derivative assets and liabilities.

2009 and 2008 Comparison

    Capital Markets reported a pre-tax gain in 2009 compared to a very significant pre-tax loss in 2008 primarily due to a market valuation gain in 2009 compared to a loss in 2008 on its super senior credit default swap portfolio. Capital Markets' results also reflect the effects of its wind-down activities. The net pre-tax results were also affected by efforts initiated during the first half of 2008 to preserve liquidity. As a result of AIG's intention to refocus on its core business, Capital Markets began unwinding its businesses and portfolios.

    Capital Markets recognized an unrealized market valuation gain of $1.4 billion in 2009 compared to an unrealized market valuation loss of $28.6 billion in 2008, representing the change in fair value of its super senior credit default swap portfolio. The principal components of the valuation gains and losses recognized were as follows:

  •
  Capital Markets recognized an unrealized market valuation gain of $1.9 billion in 2009 with respect to CDS transactions in the corporate arbitrage portfolio, compared to an unrealized market valuation loss of $2.3 billion in 2008. During 2009, the valuation of these contracts benefited from the narrowing of corporate credit spreads, while these spreads widened dramatically during 2008.

  •
  Capital Markets recognized an unrealized market valuation loss of $669 million in 2009 with respect to CDS transactions written on multi-sector CDOs, compared to unrealized market valuation losses of $25.7 billion in 2008. The decrease in the unrealized market valuation loss on this portfolio was largely due to the substantial decline in outstanding net notional amount resulting from the termination of CDS contracts in the fourth quarter of 2008 in connection with the ML III transaction.

  •
  During the fourth quarter of 2009, one counterparty notified AIG that it would not terminate early two of its prime residential mortgage transactions. With respect to these two transactions, the counterparty no longer had any rights to terminate the transactions early and was required to pay AIG fees on the original notional amounts reduced only by realized losses through the final maturity. Because these two transactions had weighted average lives that were considerably less than their final legal maturities, there was value to AIG due to the counterparty paying its contractual fees beyond the date at which the net notional amounts

118            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    had fully amortized through the final legal maturity date. As a result, an unrealized market valuation gain of $137 million was recorded in 2009. This gain was partially offset by losses on the mezzanine tranches of those same transactions.

    During 2009, Capital Markets:

  •
  recognized a gain of $240 million on credit default swap contracts referencing single-name exposures written on corporate, index and asset backed credits which are not included in the super senior credit default swap portfolio, compared to a net loss of $888 million in 2008;

  •
  recognized a net gain of $827 million (including $52 million of gains reflected in the unrealized market valuation gain on super senior credit default swaps) as compared to a loss of $807 million (including $185 million of gains reflected in the unrealized market valuation loss on super senior credit default swaps) in 2008, representing the impact of credit valuation adjustments on Capital Markets' derivative assets and liabilities; and

  •
  incurred an additional charge of $198 million related to a transaction entered into in 2002 whereby Capital Markets guaranteed obligations under leases of office space from a counterparty.

Other Operations

    AIG's Other operations includes results from Parent & Other operations, after allocations to AIG's business segments, Mortgage Guaranty operations, Asset Management operations, and results from those divested businesses not included in Discontinued operations.

    AIG's Parent & Other operations consist primarily of interest expense, intercompany interest income that is eliminated in consolidation, restructuring costs, expenses of corporate staff not attributable to specific reportable segments, expenses related to efforts to improve internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate-level net realized capital gains and losses, certain litigation-related charges and net gains and losses on sale of divested businesses which did not qualify for discontinued operations accounting treatment. In addition, fair value gains or losses on AIG's remaining interest in AIA and in the MetLife securities received as consideration from the sale of ALICO are included in Parent & Other.

    Divested businesses include results of certain businesses that have been divested or are being wound down or repositioned.

    As discussed in Note 3 to the Consolidated Financial Statements, in order to align financial reporting, including changes made during the third quarter of 2010, with the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, changes were made to AIG's segment information. Gains and losses related to non-derivative assets and liabilities of the Capital Markets businesses, primarily consisting of credit valuation adjustment gains and losses are reported in AIG's Other operations category as part of Asset Management — Direct Investment business. Also, intercompany interest income related to loans from AIG Funding to AIGFP is no longer being recognized in Parent & Other.

    Prior periods have been revised to conform with the current period presentation for the above changes.

AIG 2010 Form 10-K            119

American International Group, Inc., and Subsidiaries

Other Results

The following table presents pre-tax income (loss) for AIG's Other operations:

				Percentage Increase/(Decrease)
Years Ended December 31, (in millions)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Parent & Other:
Intercompany interest income, net	$412	$647	$214	(36)%	202%
Interest expense on FRBNY Credit Facility:
Accrued and compounding interest	(636)	(2,022)	(2,116)	-	-
Amortization of prepaid commitment asset	(3,471)	(8,359)	(9,279)	-	-

Total interest expense on FRBNY Credit Facility(a)	(4,107)	(10,381)	(11,395)	-	-
Other interest expense	(1,872)	(2,035)	(1,919)	-	-
Unallocated corporate expenses	(1,224)	(1,149)	(967)	-	-
Restructuring expenses	(458)	(422)	(195)	-	-
Change in fair value of ML III(b)	-	(1,401)	(900)	-	-
Change in fair value of MetLife securities	665	-	-	-	-
Change in fair value of AIA securities(c)	(638)	-	-	-	-
Net realized capital gain (loss)	497	900	(1,218)	(45)	-
Net gain (loss) on sale of divested businesses	16,466	(1,271)	-	-	-
Other miscellaneous, net	102	111	73	(8)	52

Total Parent & Other	$9,843	$(15,001)	$(16,307)	-%	-%

Other businesses:
Mortgage Guaranty	$373	$(1,688)	$(2,488)	-%	-%
Asset Management:
Direct Investment business	1,254	(322)	(13,548)	-	-
Institutional Asset Management	(151)	(1,303)	(255)	-	-
Divested businesses	2,599	2,040	(1,894)	27	-
Change in fair value of ML III(b)	1,792	1,820	-	(2)	-

Total Other businesses	$5,867	$547	$(18,185)	-%	-%

Total Other operations	$15,710	$(14,454)	$(34,492)	-%	-%

(a)
Includes interest expense of $75 million, $89 million and $55 million for 2010, 2009 and 2008, respectively, allocated to discontinued operations in consolidation.

(b)
Parent & Other contributed its equity interest in ML III to an AIG subsidiary, reported above in Other businesses, during the second quarter of 2009.

(c)
Represents change in fair value measured from the closing sale price on the October 29, 2010 initial date of trading.

Parent & Other

    Parent & Other reported pre-tax income in 2010 compared to a pre-tax loss in 2009 primarily due to the following:

  •
  a decline in interest expense on the FRBNY Credit Facility;

  •
  gains on sales of divested businesses in 2010, primarily related to AIA, compared to losses in 2009 as shown in the table below; and

  •
  the absence in 2010 of losses related to ML III due to the contribution of its equity interest in ML III to an AIG subsidiary in 2009.

    Parent & Other pre-tax loss decreased in 2009 compared to 2008 primarily due to net realized capital gains in 2009 compared to losses in 2008 and a decline in interest expense on the FRBNY Credit Facility. See

120            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Results — Interest Expense herein for further discussion of the decline in interest expense. Additionally, Parent & Other pre-tax loss in 2009 includes a decline in fair value of AIG's equity interest in ML III, restructuring expenses, and net losses on sales of divested businesses.

The following table summarizes the net gain (loss) on sale of divested businesses:

	Gain/(Loss)
Years Ended December 31, (in millions)
	2010	2009

AIA*	$16,577	$-
Consumer Finance businesses	(56)	(375)
AIG Capital India	(40)	-
A.I. Credit	(33)	(287)
AIG Private Bank	-	111
AIG Life Canada	-	111
Transatlantic	-	(497)
21st Century	-	(416)
HSB	-	177
Other businesses	18	(95)

Total	$16,466	$(1,271)

*
During the second quarter of 2010, AIG and Prudential plc terminated the AIA purchase agreement they had entered in March 2010 and in accordance with the terms of the purchase agreement, Prudential plc paid AIG a termination fee of $228 million, which is included in this amount.

Other Businesses

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers mortgage lenders for the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

2010 and 2009 Comparison

    Mortgage Guaranty reported pre-tax income in 2010, driven by favorable prior year reserve development due to increased cures, rescissions and claims denials, compared to a pre-tax loss in 2009. This improvement reflected a decline in claims and claims adjustment expenses incurred of $2.4 billion, offset in part by lower earned premiums in 2010 and by an amortization of the second-lien premium deficiency reserve of $222 million in the first quarter of 2009. Domestic first-lien, second-lien and international businesses reported pre-tax income of $198 million, $58 million and $86 million, respectively, for 2010 which was $1.3 billion, $341 million and $347 million higher, respectively, than 2009. The improvement in pre-tax income reflects the decline in claims and claims adjustment expenses of $1.4 billion for first liens, $607 million for second liens and $394 million for international markets. The lower claims and claims adjustment expenses include favorable prior year development of $668 million for 2010 compared to unfavorable prior year development of $38 million for 2009. The improved pre-tax results correspond to lower levels of newly reported delinquencies in the first-lien, second-lien and international products, higher mortgage cure rates on existing first-lien and international delinquent loans, higher rescission rates on first-lien claims and the recognition of stop loss limits on certain second-lien policies, partially offset by increased delinquencies in private student loans. During 2010, UGC commuted the majority of its private student loan portfolio.

    UGC continues to deny claims and rescind coverage on loans (collectively referred to as rescissions) due to fraudulent or undocumented claims, underwriting guideline violations and other deviations from contractual terms, mostly related to the 2006 and 2007 vintage books of business. These policy violations have resulted in loan rescissions totaling $694 million of claims on first-lien business during 2010 compared to $263 million during 2009. Although rescissions will continue to affect UGC's financial results, lenders and mortgage servicers have added

AIG 2010 Form 10-K            121

American International Group, Inc., and Subsidiaries

resources and increased their efforts to find missing documents supporting their claim submissions. This has resulted in a higher level of appeals and in certain cases the overturn of rescissions and the subsequent claim payments. Although these items may increase volatility in the future, AIG believes it has provided appropriate reserves for currently delinquent loans, consistent with industry practice.

    During 2010, foreclosure moratoriums, state attorneys general investigations into lending practices and new financial regulations were initiated, which may affect UGC's future financial results. Final resolution of these issues is unclear and UGC cannot reasonably estimate the ultimate financial impact that any of these actions individually or collectively may have on its future results of operations or financial condition.

    UGC, like other participants in the mortgage insurance industry, has made claims against various counterparties in relation to alleged underwriting failures, and received similar claims from counterparties. These claims and counterclaims allege breach of contract, breach of good faith and fraud among other allegations. During 2010, UGC settled certain of these lawsuits and arbitrations with various counterparties.

2009 and 2008 Comparison

    Mortgage Guaranty's pre-tax loss for 2009 decreased compared to 2008. The decreased pre-tax loss reflects a decline in loss and loss expenses incurred of $394 million combined with a $483 million reduction in operating expenses as a result of the recognition of a premium deficiency reserve of $222 million in 2008 and the release of the entire $222 million premium deficiency reserve in 2009. Domestic first-lien and second-lien businesses reported pre-tax losses of $1.06 billion and $283 million, respectively, for 2009 which were $72 million and $902 million, respectively, lower than 2008. These reductions in pre-tax losses reflect the declines in loss and loss expenses of $154 million for first liens and $443 million for second liens in addition to the release of the second-lien premium deficiency reserve in 2009. The improved operating results correspond with the relative slowing of declines in domestic housing values and, primarily in the case of second liens, the recognition of stop loss limits on certain policies. Domestic private student loans and international businesses pre-tax losses of $70 million and $261 million, respectively, for 2009 were $71 million and $104 million higher, respectively, than during 2008.

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

Risk-in-Force

The following table presents risk in force and delinquency ratio information for UGC's domestic business:

At December 31, (dollars in billions)	2010	2009

Domestic first-lien:
Risk in force	$25.3	$26.4
60+ day delinquency ratio on primary loans(a)	16.3%	18.4%
Domestic second-lien:
Risk in force(b)	$2.1	$2.5

(a)
Based on number of policies, consistent with mortgage industry practice.

(b)
Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, with total risk-in-force of $569 million, that will expire as the loan balances are repaid.

122            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Dispositions

    In December 2009, UGC entered into two stock purchase agreements for the sale of its Canadian and Israel operations. The Israel transaction closed on January 21, 2010 and the Canadian transaction closed on April 16, 2010.

Change in Fair Value of ML III

    The gain of $1.8 billion on ML III for 2010 was attributable to the shortening of weighted average life by 1.34 years. Additionally, fair value for 2010 was positively affected by a decrease in projected credit losses in the underlying collateral securities. During 2010, credit spreads tightened by 287 basis points.

Asset Management Operations

    AIG's Asset Management operations include the results of the Direct Investment businesses and the Institutional Asset Management business.

    On March 26, 2010, AIG completed the sale of its third-party asset management business. The results of operations from January 1 through the closing of the sale are included in the Institutional Asset Management results. Subsequent to the sale of AIG's third-party asset management business, the revenues of the Institutional Asset Management business are derived from providing asset management services to AIG and its subsidiaries, which are eliminated in consolidation.

Direct Investment Business Results

    The Direct Investment business includes results for the MIP, AIG Global Real Estate and the results of certain non-derivative assets and liabilities of Capital Markets now managed by the Asset Management Group. The revenues and pre-tax income (loss) for these operations are affected by the general conditions in the credit, equity, interest rate, foreign exchange and real estate markets. In addition, net realized gains are contingent upon investment maturity levels and market conditions.

2010 and 2009 Comparison

    The Direct Investment business recognized pre-tax income in 2010 driven by:

  •
  its allocated share of the gain on the sale of the Otemachi building of $620 million;

  •
  gains on the sale of assets sold primarily to create liquidity in the fourth quarter;

  •
  net unrealized gain on assets and liabilities accounted for under the fair value option where tightening asset spreads exceeded liability spreads; and

  •
  significantly lower impairments on fixed maturity and real estate investments.

2009 and 2008 Comparison

    The Direct Investment business reported a lower pre-tax loss in 2009 compared to 2008 due to:

  •
  significantly lower other-than-temporary impairments on fixed maturity investments driven by improved credit environment and the adoption of the new accounting standard on other-than-temporary impairments; and

  •
  the positive impact of AIG's credit spread widening on liabilities for which AIG elected the fair value option, offset by increased net fair value losses on foreign exchange and interest rate derivatives not qualifying for hedge accounting treatment.

AIG 2010 Form 10-K            123

American International Group, Inc., and Subsidiaries

    MIP enters into derivative arrangements to hedge the effect of changes in interest rates and currency associated with the fixed and floating rate and foreign currency denominated obligations issued under these programs. Substantially all of these hedging relationships do not qualify for hedge accounting treatment and therefore create volatility in operating results despite being effective economic hedges. Further, the Direct Investment business had previously invested in short single name credit default swaps in order to obtain unfunded credit exposure.

The following table presents credit valuation adjustment gains (losses) for the Direct Investment Business (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities

Year Ended December 31, 2010
Bond trading securities	$1,678	Notes and bonds payable	$(251)
Loans and other assets	40	Hybrid financial instrument liabilities	(311)
		GIAs	(173)
		Other liabilities	(44)

Increase in assets	$1,718	Increase in liabilities	$(779)

Net pre-tax increase to Other income	$939

Year Ended December 31, 2009
Bond trading securities	$2,095	Notes and bonds payable	$(163)
Loans and other assets	(48)	Hybrid financial instrument liabilities	(83)
		GIAs	172
		Other liabilities	(12)

Increase in assets	$2,047	Increase in liabilities	$(86)

Net pre-tax increase to Other income	$1,961

Institutional Asset Management Results

    Institutional Asset Management includes AIG's internal asset management business and AIG Markets. AIG Markets acts as a derivative intermediary transacting with AIG and its subsidiaries and third parties.

2010 and 2009 Comparison

    Institutional Asset Management recognized a pre-tax loss in 2010 driven by operating expenses which exceeded asset management fees as well as the sale and deconsolidation of the operating results of AIG's third-party asset management business and certain previously consolidated private equity investments. Also contributing to the operating loss is the negative impact of AIG's narrowing credit spreads on the valuation of derivative liabilities held through AIG Markets.

2009 and 2008 Comparison

    Institutional Asset Management recognized an increased pre-tax loss in 2009 compared to 2008, primarily resulting from goodwill impairments in 2009 as substantially all of the operating unit's goodwill was impaired in the third quarter of 2009, impairments on private equity investments and a decline in unrealized carried interest revenues. A total of $609 million in goodwill impairments was recorded in 2009, with $287 million offset in noncontrolling interests, which is not included in pre-tax income (loss). Unrealized carried interest was a revenue stream earned by the third-party asset management business which was sold in the first quarter of 2010.

124            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Divested Businesses

    Divested businesses include the operating results of divested businesses that did not qualify for discontinued operations accounting through the date of their sale as well as certain non-core businesses currently in run-off.

    Divested businesses include the historical results of AIA through October 29, 2010. On October 29, 2010, AIG completed an initial public offering of 8.08 billion ordinary shares of AIA for aggregate gross proceeds of approximately $20.51 billion. Upon completion of the initial public offering, AIG owned approximately 33 percent of AIA's outstanding shares. Accordingly, AIG deconsolidated AIA and recorded a pre-tax gain of $16.3 billion ($12.8 billion after tax) on the transaction.

    Following the classification of AGF as discontinued operations in the third quarter of 2010 (see Note 4 to the Consolidated Financial Statements), AIG's remaining consumer finance businesses are now reported in AIG's Other operations category as part of Divested businesses.

    At December 31, 2010, the remaining consumer finance operations were conducted through the AIG Federal Savings Bank and the Consumer Finance Group in Poland. During 2010, AIG completed the sale of consumer finance operations in Argentina, Colombia, India and Taiwan and its banking business in Poland.

Investments

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

    The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of life insurance and retirement services companies, as well as in the Direct Investment business, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with assets of comparable duration. Fixed maturity securities held by the insurance companies included in Chartis U.S. historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to meet the current risk/return and tax objectives of Chartis U.S., the domestic property and casualty companies have begun to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments which meet the companies' liquidity, duration and credit quality objectives as well as current risk-return and tax objectives. Fixed maturity securities held by Chartis International companies consist primarily of intermediate duration high-grade securities.

    The market price of fixed maturity securities reflects numerous components, including interest rate environment, credit spread, embedded optionality (such as call features), liquidity, structural complexity, foreign exchange risk and other credit and non-credit factors. However, in most circumstances, pricing is most sensitive to interest rates, such that the market price declines as interest rates rise, and increases as interest rates fall. This effect is more pronounced for longer duration securities.

    AIG accounts for the vast majority of the invested assets held by its insurance companies at fair value. However, with limited exceptions (primarily with respect to separate account products on AIG's Consolidated Balance Sheet), AIG does not modify the fair value of its insurance liabilities for changes in interest rates, even though rising interest rates have the effect of reducing the fair value of such liabilities, and falling interest rates have the opposite effect. This results in the recording of changes in unrealized gains (losses) on securities in Accumulated other comprehensive income resulting from changes in interest rates without any correlative, inverse changes in gains (losses) on AIG's liabilities. Because AIG's asset duration in certain low-yield currencies,

AIG 2010 Form 10-K            125

American International Group, Inc., and Subsidiaries

particularly Japan and Taiwan, is shorter than its liability duration, AIG views increasing interest rates in these countries as economically advantageous, notwithstanding the effect that higher rates have on the market value of its fixed maturity portfolio.

    At December 31, 2010, approximately 88 percent of the fixed maturity securities were held by domestic entities. Approximately 23 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 12 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Committee closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At December 31, 2010, approximately 24 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 5 percent were below investment grade or not rated at that date. Approximately 35 percent of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

The following table presents the credit ratings of AIG's fixed maturity investments:

December 31,	2010	2009

Rating:
AAA	24%	23%
AA	22	24
A	21	28
BBB	22	17
Below investment grade	7	6
Non-rated	4	2

Total	100%	100%

126            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Investments by Segment

The following tables summarize the composition of AIG's investments by segment:

(in millions)	Chartis	SunAmerica	Financial Services	Other	Total

At December 31, 2010
Fixed maturity securities:
Bonds available for sale, at fair value	$88,904	$128,347	$108	$10,943	$228,302
Bond trading securities, at fair value	-	1,307	339	24,536	26,182
Equity securities:
Common and preferred stock available for sale, at fair value	3,827	218	2	534	4,581
Common and preferred stock trading, at fair value	-	1	152	6,499	6,652
Mortgage and other loans receivable, net of allowance	690	16,727	71	1,879	19,367
Finance receivables, net of allowance	-	-	671	199	870
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	38,510	-	38,510
Other invested assets	13,743	13,069	270	15,128	42,210
Securities purchased under agreements to resell, at fair value	-	-	-	1,553	1,553
Short-term investments	11,799	19,160	3,878	7,348	42,185

Total investments(a)	118,963	178,829	44,001	68,619	410,412
Cash	572	270	302	414	1,558

Total invested assets(b)	$119,535	$179,099	$44,303	$69,033	$411,970

At December 31, 2009
Fixed maturity securities:
Bonds available for sale, at fair value	$79,507	$116,629	$508	$168,907	$365,551
Bond trading securities, at fair value	-	846	388	30,009	31,243
Equity securities:
Common and preferred stock available for sale, at fair value	2,770	320	15	6,417	9,522
Common and preferred stock trading, at fair value	48	1	388	7,881	8,318
Mortgage and other loans receivable, net of allowance	9	17,728	168	9,556	27,461
Finance receivables, net of allowance	-	-	1,328	18,999	20,327
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	44,091	-	44,091
Other invested assets	11,668	13,141	170	20,256	45,235
Securities purchased under agreements to resell, at fair value	-	-	-	2,154	2,154
Short-term investments	12,094	17,456	2,145	15,568	47,263

Total investments(a)	106,096	166,121	49,201	279,747	601,165
Cash	780	63	1,585	1,972	4,400

Total invested assets	$106,876	$166,184	$50,786	$281,719	$605,565

(a)
At December 31, 2010, approximately 85 percent and 15 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 60 percent and 40 percent, respectively, at December 31, 2009 reflecting the deconsolidation of AIA and sale of ALICO in 2010.

(b)
Total invested assets of businesses held for sale amounted to $96.3 billion at December 31, 2010. See Note 4 to the Consolidated Financial Statements.

Chartis

    In AIG's general insurance business, the duration of liabilities for long-tail casualty lines is greater than other lines. As differentiated from the life insurance and retirement services companies, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.

    Fixed income holdings of Chartis U.S., with an average duration of 4.1 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns as well as taxable municipal bonds,

AIG 2010 Form 10-K            127

American International Group, Inc., and Subsidiaries

government bonds and agency and corporate securities. The majority of these high quality investments are rated AAA or AA.

    Fixed income assets held in Chartis International are of high quality and short to intermediate duration, averaging 2.5 years.

    While invested assets backing reserves are invested in conventional fixed income securities in Chartis U.S., a modest portion of surplus is allocated to large capitalization, high-dividend, public equity strategies and to alternative investments, including private equity and hedge funds. Notwithstanding the current environment, these investments have provided a combination of added diversification and attractive long-term returns over time.

SunAmerica

    With respect to SunAmerica companies, AIG uses asset-liability management as a tool to determine the composition of the invested assets. AIG's objective is to maintain a matched asset-liability structure. However, in certain markets, the absence of long-dated fixed income investment instruments may preclude a matched asset-liability position. In addition, AIG may occasionally determine that it is economically advantageous to be temporarily in an unmatched position. To the extent that AIG has maintained a matched asset-liability structure, the economic effect of interest rate fluctuations is partially mitigated.

    AIG's investment strategy for SunAmerica is to produce cash flows greater than maturing insurance liabilities. There exists a future investment risk associated with certain policies currently in-force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

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

    A number of guaranteed benefits, such as living benefits or guaranteed minimum death benefits, are offered on certain variable life and variable annuity products. The fair value of these benefits is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. AIG manages its exposure resulting from these long-term guarantees through reinsurance or capital market hedging instruments. SunAmerica has taken positions in certain derivative financial instruments in order to hedge the impact of changes in equity markets and interest rates on these benefit guarantees. SunAmerica executes listed futures and options contracts on equity indexes to hedge certain guarantees of variable annuity products. SunAmerica also enters into various types of futures and options contracts, primarily to hedge changes in value of certain guarantees of variable annuities due to fluctuations in interest rates. SunAmerica's interest rate hedging instruments include listed futures on government securities and listed options on government securities.

    With respect to over-the-counter derivatives, SunAmerica deals with highly rated counterparties and does not expect the counterparties to fail to meet their obligations under the contracts. SunAmerica has controls in place to monitor credit exposures by limiting transactions with specific counterparties within specified dollar limits and assessing the creditworthiness of counterparties periodically. SunAmerica generally uses ISDA Master Agreements and Credit Support Annexes with bilateral collateral provisions to reduce counterparty credit exposures.

    Available for sale bonds and equity securities are subject to declines in fair value. Such declines in fair value are presented in unrealized appreciation (depreciation) of investments, net of taxes, as a component of Accumulated other comprehensive income. AIG recognizes the credit component of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in Accumulated other comprehensive income when AIG does not intend to sell the security or it is more likely than not that AIG will not be required to sell the security prior to recovery. See Investments — Other-Than-Temporary Impairments herein. Generally, insurance

128            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

regulations restrict the types of assets in which an insurance company may invest. When permitted by regulatory authorities and when deemed necessary to protect insurance assets, including invested assets, from adverse movements in foreign currency exchange rates, interest rates and equity prices, AIG and its insurance subsidiaries may enter into derivative transactions as end users to hedge their exposures. For a further discussion of AIG's use of derivatives, see Risk Management — Segment Risk Management — Financial Services herein.

Financial Services

    For a discussion of the unwinding of AIG's Capital Markets' businesses and portfolios, see Capital Resources and Liquidity — Liquidity of Parent and Subsidiaries — Capital Markets Wind-down. The following information pertains to AIGFP's operations during this wind-down.

    Capital Markets derivative transactions are carried at fair value. AIGFP reduces its market risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. For discussion on the use of derivatives by Capital Markets, see Results of Operations — Segment Results — Financial Services Operations — Capital Markets and Segment Risk Management — Financial Services — Derivative Transactions herein and Note 12 to the Consolidated Financial Statements.

Other Businesses

    Invested assets of the Direct Investment business primarily include those supporting the MIP, certain non-derivative assets and liabilities of Capital Markets and proprietary investments of AIG Global Real Estate.

MIP

    The MIP business was originally created to generate spread income from investments yielding returns greater than AIG's cost of funds. The invested assets are predominantly fixed maturity securities and include U.S. residential mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities as well as commercial mortgage loans. Due to principal losses on the investment portfolio, the strategy of the business has focused on generating sufficient liquidity in order to fund maturing liabilities.

Non-derivative Assets and Liabilities of Capital Markets

    Management's objective is to minimize interest rate, currency, commodity and equity risks associated with its investment securities. Market risk associated with the investment securities is hedged on a portfolio basis effectively converting the returns to floating U.S. dollars. While not qualifying for hedge accounting treatment, these transactions achieve the economic result of limiting interest rate volatility arising from such securities. The market risk associated with such hedges is managed on a portfolio basis.

    Securities purchased under agreements to resell are treated as collateralized financing transactions. AIGFP took possession of or obtained a security interest in securities purchased under agreements to resell.

    Historically, AIGFP used the proceeds from the issuance of notes and bonds and GIAs to invest in a diversified portfolio of securities, including trading securities, securities available for sale and derivative transactions. The funds were also invested in securities purchased under agreements to resell. The proceeds from the disposal of these trading securities, securities available for sale and securities purchased under agreements to resell were used to fund the maturing GIAs or other AIGFP financings. For a further discussion, see Capital Resources and Liquidity — Debt herein.

    AIGFP owns inventories in certain commodities in which it trades, and may reduce its exposure to market risk through the use of swaps, forwards, futures and option contracts. Physical commodities are recorded at the lower of cost or fair value.

    Trading securities, at fair value, and securities and spot commodities sold but not yet purchased, at fair value, are marked to fair value daily with the unrealized gain or loss recognized in income. These trading securities are purchased and sold as necessary to meet the risk management and business objectives of Capital Markets operations.

AIG 2010 Form 10-K            129

American International Group, Inc., and Subsidiaries

AIG Global Real Estate

    AIG Global Real Estate maintains a proprietary investment portfolio of direct real estate investments and investments in real estate-based joint ventures and partnerships. AIG Global Real Estate invests primarily in strategic and opportunistic development projects domiciled in the U.S., and Europe and Asia.

Available for Sale Investments

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	14,780	639	(75)	15,344	(28)
Corporate debt	118,729	8,827	(1,198)	126,358	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)
Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Total(c)	$223,240	$14,782	$(5,139)	$232,883	$(761)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)	$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)	54,102	-
Non-U.S. governments	63,080	3,153	(649)	65,584	(1)
Corporate debt	185,188	10,826	(3,876)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)	28,324	(2,121)
CMBS	18,717	195	(5,623)	13,289	(739)
CDO/ABS	7,911	284	(1,304)	6,891	(63)

Total mortgage-backed, asset-backed and collateralized	58,801	1,470	(11,767)	48,504	(2,923)

Total bonds available for sale(b)	364,491	17,786	(16,726)	365,551	(2,805)
Equity securities available for sale:
Common stock	4,460	2,913	(75)	7,298	-
Preferred stock	740	94	(20)	814	-
Mutual funds	1,264	182	(36)	1,410	-

Total equity securities available for sale	6,464	3,189	(131)	9,522	-

Total(c)	$370,955	$20,975	$(16,857)	$375,073	$(2,805)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive loss, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At December 31, 2010 and 2009, bonds available for sale held by AIG that were below investment grade or not rated totaled $18.6 billion and $24.5 billion, respectively.

(c)
Excludes $80.5 billion and $36.1 billion of available for sale investments at fair value from businesses held for sale at December 31, 2010 and December 31, 2009, respectively. See Note 4 to the Consolidated Financial Statements herein.

130            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the fair value of AIG's available for sale U.S. municipal bond portfolio by state and type:

December 31, 2010 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$788	$1,628	$3,937	$6,353
New York	3	813	5,346	6,162
Texas	201	3,199	2,371	5,771
Florida	915	38	1,610	2,563
Washington	900	547	937	2,384
Massachusetts	1,068	10	1,088	2,166
Illinois	241	926	845	2,012
New Jersey	38	3	1,272	1,313
Georgia	670	122	517	1,309
Ohio	345	321	622	1,288
Arizona	-	210	1,067	1,277
Pennsylvania	700	138	339	1,177
Virginia	77	250	817	1,144
All Other	2,743	2,086	6,783	11,612

Total(a)(b)	$8,689	$10,291	$27,551	$46,531

(a)
Excludes certain university and not-for-profit entities that issue in the corporate debt market. Includes industrial revenue bonds.

(b)
Includes $6.4 billion of pre-refunded U.S. municipal bonds.

    At December 31, 2010, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with 99 percent of the portfolio rated A or higher.

The following table presents the industry category distribution of AIG's corporate debt securities:

December 31, Industry Category	2010(a)	2009

Financial institutions:
Money Center/Global Bank Groups	12%	18%
Regional banks – other	3	5
Life insurance	4	4
Securities firms and other finance companies	2	2
Insurance non-life	4	3
Regional banks – North America	2	2
Other financial institutions	5	4
Utilities	16	14
Communications	8	8
Consumer noncyclical	8	8
Capital goods	6	7
Energy	6	5
Consumer cyclical	8	6
Other	16	14

Total(b)	100%	100%

(a)
Excludes corporate debt securities held by businesses held for sale as of December 31, 2010.

(b)
At December 31, 2010 and 2009, approximately 93 percent and 94 percent, respectively, of these investments were rated investment grade.

AIG 2010 Form 10-K            131

American International Group, Inc., and Subsidiaries

Investments in Residential Mortgage-Backed Securities (RMBS)

The following table presents AIG's RMBS investments by year of vintage:

	December 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS(a)
2010	$4,157	$11	$(53)	$4,115	20%	$-	$-	$-	$-	-%
2009	881	9	(3)	887	4	1,716	19	(6)	1,729	5
2008	937	39	(2)	974	4	3,418	135	(1)	3,552	11
2007	2,836	114	(213)	2,737	14	4,982	135	(881)	4,236	16
2006	2,399	99	(230)	2,268	12	5,206	197	(1,161)	4,242	16
2005 and prior	9,451	428	(1,052)	8,827	46	16,851	505	(2,791)	14,565	52

Total RMBS	$20,661	$700	$(1,553)	$19,808	100%	$32,173	$991	$(4,840)	$28,324	100%

Alt-A
2010	$70	$1	$(1)	$70	2%	$-	$-	$-	$-	-%
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	1,004	39	(76)	967	28	1,490	21	(408)	1,103	28
2006	724	13	(98)	639	21	1,484	9	(568)	925	28
2005 and prior	1,725	28	(282)	1,471	49	2,397	13	(705)	1,705	44

Total Alt-A	$3,523	$81	$(457)	$3,147	100%	$5,371	$43	$(1,681)	$3,733	100%

Subprime
2010	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	44	19	(5)	58	3	61	16	(18)	59	4
2006	111	9	(10)	110	9	180	6	(42)	144	11
2005 and prior	1,104	7	(307)	804	88	1,358	-	(659)	699	85

Total Subprime	$1,259	$35	$(322)	$972	100%	$1,599	$22	$(719)	$902	100%

Prime non-agency(b)
2010	$20	$-	$(1)	$19	-%	$-	$-	$-	$-	-%
2009	97	-	-	97	2	387	6	-	393	3
2008	-	-	-	-	-	109	9	-	118	1
2007	1,097	19	(71)	1,045	21	1,920	21	(340)	1,601	17
2006	986	30	(89)	927	19	2,259	91	(415)	1,935	20
2005 and prior	3,024	66	(394)	2,696	58	6,783	42	(1,272)	5,553	59

Total Prime non-agency	$5,224	$115	$(555)	$4,784	100%	$11,458	$169	$(2,027)	$9,600	100%

(a)
Includes $10.1 billion amortized cost and $10.5 billion fair value of agency backed securities.

(b)
Includes foreign and jumbo RMBS-related securities.

    As of February 16, 2011, $941 million of RMBS was on watch by the rating agencies for downgrade.

    In 2010 and 2009, AIG collected approximately $5.4 billion and $5.0 billion, respectively, of principal payments on RMBS. During 2010 AIG reduced its exposure to RMBS by approximately $9.0 billion.

132            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents AIG's RMBS investments by credit rating:

	December 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$13,009	$477	$(277)	$13,209	63%	$20,503	$793	$(1,256)	$20,040	64%
AA	1,265	46	(274)	1,037	6	1,547	22	(447)	1,122	5
A	548	2	(144)	406	3	1,423	6	(451)	978	4
BBB	610	5	(113)	502	3	1,428	30	(440)	1,018	5
Below investment grade	5,209	170	(744)	4,635	25	7,204	131	(2,245)	5,090	22
Non-rated	20	-	(1)	19	-	68	9	(1)	76	-

Total RMBS(a)(b)	$20,661	$700	$(1,553)	$19,808	100%	$32,173	$991	$(4,840)	$28,324	100%

Alt-A RMBS
AAA	$862	$1	$(63)	$800	25%	$1,707	$15	$(406)	$1,316	32%
AA	462	30	(89)	403	13	296	-	(108)	188	5
A	148	1	(41)	108	4	247	-	(95)	152	5
BBB	102	1	(15)	88	3	141	3	(46)	98	3
Below investment grade	1,949	48	(249)	1,748	55	2,980	25	(1,026)	1,979	55
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Alt-A	$3,523	$81	$(457)	$3,147	100%	$5,371	$43	$(1,681)	$3,733	100%

Subprime RMBS
AAA	$417	$-	$(63)	$354	33%	$677	$13	$(207)	$483	42%
AA	259	15	(67)	207	21	150	1	(70)	81	10
A	108	1	(33)	76	9	191	1	(107)	85	12
BBB	78	-	(23)	55	6	160	-	(99)	61	10
Below investment grade	397	19	(136)	280	31	421	7	(236)	192	26
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Subprime	$1,259	$35	$(322)	$972	100%	$1,599	$22	$(719)	$902	100%

Prime non-agency
AAA	$1,564	$24	$(89)	$1,499	30%	$5,191	$40	$(600)	$4,631	45%
AA	502	1	(103)	400	10	1,018	21	(258)	781	9
A	221	-	(40)	181	4	879	5	(187)	697	8
BBB	338	4	(44)	298	7	957	4	(225)	736	8
Below investment grade	2,579	86	(278)	2,387	49	3,345	90	(757)	2,678	29
Non-rated	20	-	(1)	19	-	68	9	-	77	1

Total prime
non-agency	$5,224	$115	$(555)	$4,784	100%	$11,458	$169	$(2,027)	$9,600	100%

(a)
The weighted average expected life is 6 years.

(b)
Includes $10.1 billion amortized cost and $10.5 billion fair value of agency backed securities.

    AIG's underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

AIG 2010 Form 10-K            133

American International Group, Inc., and Subsidiaries

Investments in Commercial Mortgage-Backed Securities (CMBS)

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	December 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$6,428	$204	$(919)	$5,713	88%	$16,599	$161	$(4,925)	$11,835	89%
ReRemic/CRE CDO	508	23	(219)	312	7	932	20	(578)	374	5
Agency	297	13	(1)	309	4	200	8	(3)	205	1
Other	87	-	(10)	77	1	986	6	(117)	875	5

Total	$7,320	$240	$(1,149)	$6,411	100%	$18,717	$195	$(5,623)	$13,289	100%

The following table presents AIG's CMBS investments by credit rating:

	December 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$2,416	$88	$(21)	$2,483	33%	$8,579	$127	$(997)	$7,709	45%
AA	772	7	(94)	685	11	2,265	2	(839)	1,428	12
A	1,061	18	(100)	979	14	1,967	13	(832)	1,148	11
BBB	1,140	12	(302)	850	16	2,188	15	(1,009)	1,194	12
Below investment grade	1,931	115	(632)	1,414	26	3,155	38	(1,844)	1,349	17
Non-rated	-	-	-	-	-	563	-	(102)	461	3

Total	$7,320	$240	$(1,149)	$6,411	100%	$18,717	$195	$(5,623)	$13,289	100%

The following table presents AIG's CMBS investments by year of vintage:

	December 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2010	$86	$-	$-	$86	1%	$-	$-	$-	$-	-%
2009	42	1	-	43	1	35	-	(1)	34	-
2008	217	8	(1)	224	3	263	-	(70)	193	1
2007	2,205	118	(484)	1,839	30	4,968	42	(2,134)	2,876	27
2006	1,158	48	(247)	959	16	2,842	19	(1,250)	1,611	15
2005 and prior	3,612	65	(417)	3,260	49	10,609	134	(2,168)	8,575	57

Total	$7,320	$240	$(1,149)	$6,411	100%	$18,717	$195	$(5,623)	$13,289	100%

134            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents the percentage of AIG's CMBS investments by geographic region:

December 31,	2010	2009

Geographic region:
New York	17%	15%
California	12	14
Texas	6	7
Florida	6	6
Virginia	3	3
Illinois	3	3
New Jersey	3	3
Georgia	3	2
Maryland	2	3
Pennsylvania	2	3
Nevada	2	2
Washington	2	2
All Other*	39	37

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry:

December 31,	2010	2009

Industry:
Office	34%	30%
Retail	27	30
Multi-family	17	15
Lodging	8	7
Industrial	6	7
Other	8	11

Total	100%	100%

    There have been disruptions in the CMBS market due to weakness in underlying commercial real estate fundamentals and the market's anticipation of increasing delinquencies and defaults. Although the market value of the holdings has improved and CMBS spreads have tightened during 2010, it continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

AIG 2010 Form 10-K            135

American International Group, Inc., and Subsidiaries

Investments in CDOs

The following table presents AIG's CDO investments by collateral type:

	December 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$1,697	$62	$(321)	$1,438	76%	$2,015	$63	$(596)	$1,482	66%
Synthetic investment grade	78	102	(2)	178	4	220	83	(21)	282	8
Other	433	151	(52)	532	19	772	74	(107)	739	25
Subprime ABS	24	2	(12)	14	1	33	1	(27)	7	1

Total	$2,232	$317	$(387)	$2,162	100%	$3,040	$221	$(751)	$2,510	100%

The following table presents AIG's CDO investments by credit rating:

	December 31, 2010					December 31, 2009
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$27	$-	$(2)	$25	1%	$326	$5	$(42)	$289	11%
AA	133	1	(13)	121	6	135	1	(29)	107	4
A	558	17	(99)	476	25	1,028	22	(311)	739	34
BBB	787	21	(181)	627	35	670	19	(214)	475	22
Below investment grade	727	277	(92)	912	33	879	155	(155)	879	29
Non-rated	-	1	-	1	-	2	19	-	21	-

Total	$2,232	$317	$(387)	$2,162	100%	$3,040	$221	$(751)	$2,510	100%

Commercial Mortgage Loans

    At December 31, 2010, AIG had direct U.S. commercial mortgage loan exposure of $13.8 billion. At that date, over 97 percent of the U.S. loans were current.

The following table presents the U.S. commercial mortgage loan exposure by state and type of loan:

At December 31, 2010 (dollars in millions)	Number of Loans	Amount	Apartments	Offices	Retails	Industrials	Hotels	Others	Percent of Total

State:
California	196	$3,633	$113	$1,402	$214	$967	$407	$530	26%
New York	71	1,551	271	946	166	39	48	81	11
New Jersey	63	1,207	545	312	269	8	-	73	9
Florida	99	936	28	324	240	105	28	211	7
Texas	63	872	58	334	122	251	81	26	6
Pennsylvania	62	515	92	132	139	119	18	15	4
Ohio	59	429	165	46	98	68	40	12	3
Maryland	23	388	26	186	167	1	4	4	3
Arizona	17	322	103	55	60	9	9	86	2
Colorado	22	312	11	209	1	4	27	60	2
Other states	392	3,624	316	1,467	702	399	301	439	27

Total(a)(b)	1,067	$13,789	$1,728	$5,413	$2,178	$1,970	$963	$1,537	100%

(a)
Excludes portfolio valuation losses.

(b)
Includes mezzanine loans.

136            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

MetLife and AIA Equity Investments

    At December 31, 2010, AIG's equity method investments included a 33 percent interest in AIA with a total carrying value of $11.1 billion which is recorded in Other invested assets and accounted for under the fair value option. As part of the consideration on the sale of ALICO, AIG received approximately 78.2 million shares of MetLife, Inc. (MetLife) common stock, 6.9 million shares of newly issued MetLife participating preferred stock convertible into 68.6 million shares of MetLife common stock and 40.0 million equity units of MetLife with an aggregate carrying value of approximately $10 billion at December 31, 2010. The common stock and participating preferred stock are carried at fair value and reported in Common and preferred stocks trading. The equity units (described in more detail below) consist of debentures and a stock purchase contract. The debentures are carried at fair value and reported in Bonds available for sale. The stock purchase contract is carried at fair value and reported in Unrealized gain on swaps, options and forward transactions. Changes in the fair value of the stock purchase contract are reported in Net realized capital gains (losses) Changes in the fair values of all other components of the MetLife securities are reported in Net investment income.

    The value of the AIA shares will fluctuate until the ultimate disposition by AIG of the AIA shares. The value of the AIA shares will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of AIA. The agreement with the underwriters precludes AIG from entering into hedging transactions that might protect AIG against fluctuations in the value of its remaining interest in AIA while those restrictions are in place.

    Prior to conversion into MetLife common stock, the participating preferred stock will be entitled to dividends equivalent, on an as-converted basis, to those that may be declared from time to time on MetLife common stock.

    Each of the equity units of MetLife has an initial stated amount of $75 and consists of an ownership interest in three series of debt securities of MetLife and three stock purchase contracts with a weighted average life of approximately three years. The stock purchase contracts obligate the holder of an equity unit to purchase, and obligate MetLife to sell, a number of shares of MetLife common stock that will be determined based on the market price of MetLife common stock at the scheduled settlement dates under the stock purchase contracts (a minimum of 67,764,000 shares and a maximum of 84,696,000 in the aggregate for all equity units, subject to anti-dilution adjustments). The equity units provide for the remarketing of the senior debt securities to fund the purchase price of the MetLife common stock. They also entitle the holder to receive interest payments on the senior debt securities and deferrable contract payments at a combined rate equal to five percent of their stated amount. The equity units have been placed in escrow as collateral to secure payments, if any, in respect of indemnity agreements. The escrow collateral will be released to the ALICO SPV over a 30-month period, to the extent not used to make indemnity payments or to secure pending indemnity claims submitted by MetLife.

    The value of the MetLife securities received in the sale of ALICO will continue to fluctuate until the ultimate monetization by AIG of the MetLife securities. These fluctuations will be influenced by market prices of MetLife securities generally, and the market prices of MetLife common stock in particular, which will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of MetLife. AIG is subject in each case to the agreed minimum holding periods that also restrict AIG's ability to enter into hedging transactions that might protect AIG against fluctuations in the value of the securities. These minimum holding periods and hedging restrictions cannot be altered without the consent of MetLife, so AIG will bear the risk of these market price fluctuations during the applicable holding period.

Other-Than-Temporary Impairments

    As a result of AIG's periodic evaluation of its securities for other-than-temporary impairments in value, AIG recorded impairment charges in earnings of $3.0 billion, $6.7 billion and $41.9 billion in 2010, 2009, and 2008, respectively. Refer to Note 7 to the Consolidated Financial Statements for a discussion of AIG's other-than-temporary impairment accounting policy.

AIG 2010 Form 10-K            137

American International Group, Inc., and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by segment:

(in millions)	General Insurance	Domestic Life Insurance & Retirement Services	Financial Services	Other	Total

December 31, 2010
Impairment Type:
Severity	$30	$14	$-	$29	$73
Change in intent	389	34	-	18	441
Foreign currency declines	17	-	-	46	63
Issuer-specific credit events	141	1,906	10	400	2,457
Adverse projected cash flows on structured securities	-	4	-	1	5

Total	$577	$1,958	$10	$494	$3,039

December 31, 2009
Impairment Type:
Severity	$118	$829	$-	$563	$1,510
Change in intent	186	656	-	116	958
Foreign currency declines	9	-	-	103	112
Issuer-specific credit events	589	2,260	-	1,130	3,979
Adverse projected cash flows on structured securities	1	76	-	60	137

Total	$903	$3,821	$-	$1,972	$6,696

December 31, 2008
Impairment Type:
Severity	$2,367	$17,799	$-	$3,047	$23,213
Change in intent	372	9,043	-	1,391	10,806
Foreign currency declines	-	-	-	1,356	1,356
Issuer-specific credit events	1,305	2,160	-	1,409	4,874
Adverse projected cash flows on structured securities	7	1,462	-	149	1,618

Total	$4,051	$30,464	$-	$7,352	$41,867

138            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

December 31, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$73	$73
Change in intent	210	-	99	41	91	441
Foreign currency declines	-	5	-	57	1	63
Issuer-specific credit events	1,066	34	739	81	537	2,457
Adverse projected cash flows on structured securities	5	-	-	-	-	5

Total	$1,281	$39	$838	$179	$702	$3,039

December 31, 2009
Impairment Type:
Severity	$816	$471	$21	$26	$176	$1,510
Change in intent	19	8	44	715	172	958
Foreign currency declines	-	21	-	91	-	112
Issuer-specific credit events	1,929	306	451	301	992	3,979
Adverse projected cash flows on structured securities	102	35	-	-	-	137

Total	$2,866	$841	$516	$1,133	$1,340	$6,696

December 31, 2008
Impairment Type:
Severity	$14,125	$2,697	$3,831	$1,767	$793	$23,213
Change in intent	5,064	435	441	4,031	835	10,806
Foreign currency declines	-	64	-	960	332	1,356
Issuer-specific credit events	1,916	92	238	1,257	1,371	4,874
Adverse projected cash flows on structured securities	1,595	23	-	-	-	1,618

Total	$22,700	$3,311	$4,510	$8,015	$3,331	$41,867

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

AIG 2010 Form 10-K            139

American International Group, Inc., and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

December 31, 2010
Rating:
AAA	$28	$-	$-	$19	$-	$47
AA	39	1	2	-	-	42
A	61	3	13	16	45	138
BBB	65	3	55	28	6	157
Below investment grade	1,088	27	768	103	6	1,992
Non-rated	-	5	-	13	645	663

Total	$1,281	$39	$838	$179	$702	$3,039

December 31, 2009
Rating:
AAA	$781	$20	$43	$-	$-	$844
AA	358	16	56	21	-	451
A	230	338	60	242	-	870
BBB	258	108	116	254	-	736
Below investment grade	1,239	328	241	595	-	2,403
Non-rated	-	31	-	21	1,340	1,392

Total	$2,866	$841	$516	$1,133	$1,340	$6,696

December 31, 2008
Rating:
AAA	$13,834	$586	$2,489	$137	$-	$17,046
AA	4,048	686	633	545	-	5,912
A	1,789	1,446	1,042	1,907	-	6,184
BBB	974	415	252	1,398	-	3,039
Below investment grade	1,995	107	94	3,760	-	5,956
Non-rated	60	71	-	268	3,331	3,730

Total	$22,700	$3,311	$4,510	$8,015	$3,331	$41,867

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

140            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    With the adoption of the new other-than-temporary impairments accounting standard on April 1, 2009, severity loss charges subsequent to that date exclusively related to equity securities and other invested assets. In all prior periods, these charges primarily related to mortgage-backed, asset-backed and collateralized securities, corporate debt securities of financial institutions and other equity securities. Notwithstanding AIG's intent and ability to hold such securities until they had recovered their cost or amortized cost basis, and despite structures that indicated, at the time, that a substantial amount of the securities should have continued to perform in accordance with original terms, AIG concluded, at the time, that it could not reasonably assert that the impairment would be temporary.

    Determinations of other-than-temporary impairments are based on fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, AIG expects to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit losses were not recognized.

    In addition to the severity losses, AIG recorded other-than-temporary impairment charges in 2010, 2009 and 2008 related to:

  •
  securities for which AIG has changed its intent from hold to sell;

  •
  declines due to foreign exchange rates;

  •
  issuer-specific credit events;

  •
  certain structured securities; and

  •
  other impairments, including equity securities, partnership investments and private equity investments.

    AIG recognized $441 million, $958 million and $10.8 billion in other-than-temporary impairment charges in 2010, 2009, and 2008, respectively, due to changes in intent. The other-than-temporary impairment charges in 2010 related to changes in intent resulting from the repositioning of certain investments, primarily within the Chartis portfolios.

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.2 percent, 0.1 percent and 1.0 percent of total equity in 2010, 2009 and 2008, respectively.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings for 2010, 2009 and 2008 were $401 million, $735 million and $634 million, respectively. For a discussion of recent accounting standards affecting fair values and other-than-temporary impairments, see Notes 2 and 7 to the Consolidated Financial Statements.

AIG 2010 Form 10-K            141

American International Group, Inc., and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

	Less than or equal to 20% of Cost(b)			Greater than 20% to 50% of Cost(b)			Greater than 50% of Cost(b)
										Total
At December 31, 2010 Aging(a) (dollars in millions)
	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0-6 months	$35,727	$934	3,246	$31	$11	9	$145	$73	8	$35,903	$1,018	3,263
7-12 months	928	54	143	17	4	3	3	-	61	948	58	207
> 12 months	12,563	880	1,349	3,246	953	413	569	364	99	16,378	2,197	1,861

Total	$49,218	$1,868	4,738	$3,294	$968	425	$717	$437	168	$53,229	$3,273	5,331

Below investment grade bonds
0-6 months	$1,160	$47	257	$3	$1	8	$1	$-	35	$1,164	$48	300
7-12 months	102	7	29	67	21	11	4	2	38	173	30	78
> 12 months	4,257	391	445	2,556	815	266	858	527	175	7,671	1,733	886

Total	$5,519	$445	731	$2,626	$837	285	$863	$529	248	$9,008	$1,811	1,264

Total bonds
0-6 months	$36,887	$981	3,503	$34	$12	17	$146	$73	43	$37,067	$1,066	3,563
7-12 months	1,030	61	172	84	25	14	7	2	99	1,121	88	285
> 12 months	16,820	1,271	1,794	5,802	1,768	679	1,427	891	274	24,049	3,930	2,747

Total(e)	$54,737	$2,313	5,469	$5,920	$1,805	710	$1,580	$966	416	$62,237	$5,084	6,595

Equity securities
0-6 months	$601	$31	105	$65	$17	16	$-	$-	-	$666	$48	121
7-12 months	32	5	89	10	2	24	-	-	-	42	7	113
> 12 months	-	-	-	-	-	-	-	-	-	-	-	-

Total	$633	$36	194	$75	$19	40	$-	$-	-	$708	$55	234

(a)
Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)
Represents the percentage by which fair value is less than cost at December 31, 2010.

(c)
For bonds, represents amortized cost.

(d)
The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will be charged to participating policyholder accounts, or realization will result in current decreases in the amortization of certain DAC.

(e)
Item count is by CUSIP by subsidiary.

    For 2010, net unrealized gains related to fixed maturity and equity securities increased by $9.1 billion primarily resulting from the narrowing of credit spreads.

    As of December 31, 2010, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for more than 12 months, consisted of the unrealized loss of $891 million related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 99 securities with an amortized cost of $569 million and a net unrealized loss of $364 million are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. For most security types supported by real estate-related assets, current market yields continue to be higher than the yields were at the respective issuance dates of the securities. This is largely due to investors demanding additional yield premium for securities whose performance is closely linked to the commercial and residential real estate sectors. In addition, for floating rate securities, persistent low LIBOR levels continue to make these securities less attractive.

    AIG believes that the lack of demand for commercial and residential real estate collateral-based securities, low contractual coupons and interest rate spreads, and the deterioration in the level of collateral support due to real estate market conditions are the primary reasons for these securities trading at significant price discounts. Based

142            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

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

    See Note 7 to the Consolidated Financial Statements for further discussion of AIG's investment portfolio.

Enterprise Risk Management

Overview

    AIG has an integrated process for managing risks throughout the organization. AIG conducts risk management functions through its Enterprise Risk Management (ERM) Department in conjunction with the Company's business units, Asset Management Group and Treasury Department.

    Ultimate oversight of risk management is conducted by the Board of Directors (the Board). AIG's Chief Risk Officer (AIG CRO) provides reports to the Board and various of its committees on AIG's risk-taking policies and risk tolerances, as well as AIG's exposure to various risks.

    AIG's risk management in each business unit begins with senior business leaders and executives. The AIG Group Risk Committee (GRC) is AIG's senior risk management oversight body, comprised of AIG's executive officers.

    Risk management is embedded in the day-to-day activities of each business unit. Senior leaders and executives for each unit approve risk-taking policies and targeted risk tolerance within the framework provided by ERM.

Risk Oversight

    At the corporate level, AIG's major risks are addressed through ERM, which is headed by the AIG CRO, who, in turn, reports to the Executive Vice President — Finance, Risk & Investments. ERM is responsible for assisting AIG's business leaders and executive management in identifying, assessing, quantifying, managing and mitigating the risks incurred by AIG. Throughout 2010, AIG continued to enhance its risk management functions at the corporate and individual business levels. A new AIG CRO was appointed in late 2010.

    An important goal of ERM is to ensure that, after appropriate governance, authorities, procedures and policies have been established, aggregated risks do not result in inappropriate concentrations. Senior management defines the policies and has established general operating parameters for its global businesses and various oversight committees to monitor the risks attendant to its businesses. A number of transactional and policy-setting committees and working groups as well as business unit risk and capital committees report to the GRC, including the Credit Risk Committee (CRC), Liquidity Risk Committee (LRC), Complex Structured Finance Transaction Committee (CSFTC) and Global and Regional Pricing Committees.

AIG 2010 Form 10-K            143

American International Group, Inc., and Subsidiaries

  •
  The GRC is responsible for ensuring that AIG has a solid foundation for risk management in application of strategic risk tolerance limits. The mandate of the GRC is to ensure that AIG's financial strength is protected and that business decisions are governed by overarching consideration of maximizing intrinsic value and risk-adjusted return.

  •
  The CRC is responsible for approving credit risk policies and procedures for use throughout AIG and delegating credit authority to business unit credit officers and select business unit managers. In addition, the CRC approves transactions and limits that exceed delegated authorities and reviews all credit concentration risks.

  •
  The LRC is responsible for liquidity policy and implementation at AIG Parent and exercises oversight and control of liquidity policies at each AIG entity. See Capital Resources and Liquidity herein.

  •
  The CSFTC has the authority and responsibility to review and approve any proposed CSFT, defined as any AIG transaction or product that may involve a heightened legal, regulatory, accounting or reputational risk that is developed, marketed or proposed by AIG or a third-party. The CSFTC provides guidance to and monitors the activities of transaction review committees (TRCs) which have been established in all major business units. TRCs have the responsibility to identify, review and refer CSFTs to the CSFTC.

  •
  The Global Pricing Committee provides oversight of AIG's pricing valuation practices and processes and has delegated operational responsibility to the Regional Pricing Committees to implement and monitor these practices within the underlying businesses of each respective region.

  •
  AIG has steering committees overseeing the wind-down of the real estate and Capital Markets portfolios. Derivatives risk, foreign currency exposures and operational risk are monitored and addressed by various committees and working groups.

    AIG has also instituted a monthly business review process whereby senior corporate and business management discuss operating performance and review issues including risks affecting the business. AIG continues to develop

144            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

and implement risk mitigation strategies and reduce its exposures in accordance with GRC-approved tolerances. Implementation of such strategies has resulted in:

  •
  reduced exposure to natural catastrophes and modification of reinsurance programs at Chartis;

  •
  reduced asset / liability mismatch at Chartis;

  •
  tightening credit criteria and improving claims management at UGC; and

  •
  product design innovations to meet customer needs while simultaneously reducing risk to SunAmerica.

Business Unit Risk Governance

    AIG has also continued to strengthen the risk management, governance, structure and processes at the individual business unit levels, including hiring additional risk management professionals. During 2010, AIG hired CROs for Chartis, SunAmerica and Investments & Financial Services, all of whom report to the AIG CRO and their respective business unit chief executive officer.

    The risk management framework of AIG's major business units is consistent with that of AIG and articulates risk strategy and governance within the business units in support of their strategic objectives. The business units' risk governance structure encompasses the roles and responsibilities of all functions and businesses in the major business entities, and in the case of Chartis, the geographic regions in which it operates. The major business units' enterprise risk management organizations are headed by their respective CROs. The business units have significantly expanded their risk management resources, including risk subject matter experts.

    The following committees are responsible for managing risks at the business unit level:

  •
  Chartis Risk & Capital Committee — The Chartis Risk and Capital Committee (RCC) is co-chaired by the Chartis CRO and chief financial officer. Its scope includes all sources of risk, including emerging and catastrophic risks, and its specific responsibilities include setting risk tolerance, approving capital management strategies, insurance portfolio optimization and strategic asset allocation and risk financing and providing oversight on economic capital modeling and risk identification, assessment and control. Similar committees exist within major geographic regions and report directly or indirectly to the Chartis RCC.

  •
  Chartis Asset and Liability Committee — Chartis asset and liability management is overseen by two committees — the Asset Liability Investment Committee (ALIC) and the Asset Liability Finance Committee (ALFC). ALIC is chaired by the Chartis chief investment officer and ALFC by the Chartis chief financial officer, each of whom is a member of both committees.

  •
  SunAmerica Financial Group Risk & Capital Committee — The SunAmerica Financial Group Risk and Capital Committee (RCC) is co-chaired by the SunAmerica CRO and the SunAmerica CEO. It is responsible for all types of risk and its specific responsibilities include, but are not limited to, approving significant risk assessment and risk management policies, approving aggregate and specific risks, reviewing the current and anticipated capitalization, cash flow, liquidity, and earnings, and the related risk, and approving strategic and financial initiatives and activities as recommended by the business units and functional groups. The RCC has various subcommittees focusing on specific risk areas, including an Asset and Liability Committee, Operational Risk Committee, the Product Pricing Committee, and Investment Committee.

  •
  UGC Risk Committee is chaired by the United Guaranty CRO and is responsible for UGC's risk management framework to set the policies and guiding principles for managing risk. The Risk Committee meets monthly to evaluate the risk monitoring reports and tools employed by UGC.

Defined Risk Tolerance and Enhanced Risk Identification

    During 2010, AIG enhanced its risk tolerance framework with clearly-articulated tolerances for key risks at the group and business unit levels using its enhanced scenario-related stress testing framework.

AIG 2010 Form 10-K            145

American International Group, Inc., and Subsidiaries

    The stress testing framework allows AIG to aggregate exposures comprehensively across the organization and takes into consideration statutory and rating agency capital and legal entity fungibility constraints. Its enhanced stress testing process also allowed AIG to develop a parental liquidity framework that is tailored to business-unit specific risks and embedded in day-to-day risk management. In 2011, AIG plans to roll out an organization-wide vulnerability identification process to facilitate the escalation of potential new or emerging risks to management by employees.

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

    AIG is also exposed to reputational risk, which is the risk of direct loss or loss in future business because of damage to AIG's reputation. Damage to the company's reputation can arise from a large number of issues, including potential conflicts of interest; legal and regulatory requirements; ethical issues; and sales and trading practices. In addition, reputational risk can be both the cause of or result from the major risks outlined above.

Credit Risk Management

    AIG devotes considerable resources to managing its direct and indirect credit exposures, such as those arising from fixed income investments, deposits, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk in derivatives activities, cessions of insurance risk to reinsurers and customers, credit risk assumed through credit derivatives written, financial guarantees and letters of credit. Credit risk is defined as the risk that AIG's customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also be manifested: (i) through the downgrading of credit ratings of counterparties whose credit instruments AIG may be holding, or, in some cases, insuring, causing the value of the assets to decline or insured risks to rise; and (ii) as cross-border risk where a country (sovereign government risk) or one or more non-sovereign obligors within a country are unable or unwilling to repay an obligation or are unable or unwilling to provide foreign exchange to service a credit or equity exposure incurred by another AIG business unit located outside that country.

    AIG's credit risks are managed at the corporate level by the AIG Credit Risk Management (CRM) department whose primary role is to support and supplement the work of the businesses and the CRC. CRM is headed by AIG's Chief Credit Officer (CCO), who reports to AIG's CRO. AIG's CCO is primarily responsible for the development and maintenance of credit risk policies and procedures approved by the CRC. In discharging this function CRM has the following responsibilities:

  •
  approve delegated credit authorities to CRM credit executives and business unit credit officers;

  •
  manage the approval process for all requests for credit limits, program limits and credit transactions above delegated authorities;

146            AIG 2010 Form 10-K

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

    The CRC also approves concentration limits on U.S. and international business unit consumer loan portfolios, including the mortgage insurance activities of UGC. In addition, the CRC is also responsible for establishing concentration limits on Asset Management Group's exposures in U.S. and international RMBS, CMBS and CDOs. See Investments herein for a discussion of these exposures.

    AIG monitors and controls its company-wide credit risk concentrations and attempts to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in certain circumstances, AIG may require third-party guarantees, reinsurance or collateral, such as letters of credit and trust accounts. These guarantees, reinsurance recoverable, letters of credit and trust accounts are also treated as credit exposure and are added to AIG's risk concentration exposure data.

    AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturities, loans, finance leases, reinsurance recoverables, derivatives (mark-to-market), deposits, reverse repurchase agreements, collateral extended to counterparties and letters of credit (in the case of financial institutions) and the specified credit equivalent exposure to certain insurance products which embody credit risk.

The following table presents AIG's largest credit exposures as a percentage of Total equity:

At December 31, 2010 Category	Risk Rating(a)	Credit Exposure as a Percentage of Total Equity(b)

Investment Grade:
10 largest combined(c)	A+	84.4	%(d)
Single largest financial institution	AA-	4.8
Single largest corporate	AAA	2.9
Single largest sovereign	AAA	21.3
Non-Investment Grade:
Single largest financial institution	BB-	0.3
Single largest corporate	BB	0.6
Single largest sovereign	BB	0.1

(a)
Reflects AIG's internal risk ratings.

(b)
Amounts shown include AIG Star, AIG Edison and Nan Shan which were held for sale at December 31, 2010.

(c)
Six of the ten largest credit exposures are to financial institutions, three are to investment-grade rated sovereigns and one is to an AAA-rated corporate. Based on support from the U.S. Government, the exposure to government-sponsored entities (GSEs) and to mortgage-backed securities guaranteed by the GSEs is included in the U.S. Government total, rather than in financial institutions. None of the top ten is rated lower than BBB- or its equivalent.

(d)
Exposure to the ten largest combined as a percentage of Total equity declined from 123.9 percent at September 30, 2010, primarily due to the deconsolidation of AIA and sale of ALICO.

    AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties, its cross-border investments in its own international subsidiaries and operating aircraft leases. Eight countries have cross-border exposures in excess of 10 percent of Total equity at December 31, 2010. Based on AIG's internal risk ratings, as of

AIG 2010 Form 10-K            147

American International Group, Inc., and Subsidiaries

December 31, 2010, six countries were rated AAA and two were rated AA. The two largest cross-border exposures are to the United Kingdom and France.

    In addition, AIG reviews and manages its industry concentrations. AIG's single largest industry credit exposure is to the global financial institutions sector, which includes banks and finance companies, securities firms and insurance and reinsurance companies. These exposures include fixed income securities, operating account balances, deposit placements, reverse repurchase agreements, the mark-to-market and potential future exposure to derivative exposures, collateral placed with counterparties, letters of credit received as collateral to insurance programs and credit exposure to captive insurance programs.

The following table presents AIG's largest credit exposures to the global financial institution sector as a percentage of Total equity:

At December 31, 2010	Credit Exposure as a Percentage of Total Equity(a)

Industry Category:
Money center / Global bank groups	54.9	%(b)
European regional financial institutions	11.1
Global reinsurance companies	10.4
Global life insurance companies	9.5
North American based regional financial institutions	6.1
Global non-life insurance companies	4.6
Global securities companies	4.3
Supranational Banks	4.2

(a)
Amounts shown include AIG Star, AIG Edison, and Nan Shan which were held for sale at December 31, 2010.

(b)
Exposure to Money Center/Global Bank Groups as a percentage of Total equity declined from 74.6 percent at September 30, 2010, primarily as a result of the deconsolidation of AIA and sale of ALICO.

    AIG's exposure to its five largest money center/global bank group institutions was 21.4 percent of Total equity at December 31, 2010 compared to 33.5 percent of Total equity at December 31, 2009.

    AIG also has a risk concentration through the investment portfolios of its insurance companies in the U.S. municipal sector. AIG holds approximately $45.6 billion (amortized cost) of tax-exempt and taxable securities, $5.9 billion of which are pre-refunded, issued by a wide number of municipal authorities across the U.S. and its territories. A majority of these securities are held in available-for-sale portfolios of AIG's domestic property-casualty insurance companies. These securities are comprised of the general obligations of states and local governments, revenue bonds issued by these same governments and bonds issued by transportation authorities, universities, state housing finance agencies and hospital systems. The weighted average credit quality of these issuers is A. AIG has $985 million of additional exposure to the municipal sector outside of its insurance company portfolios.

    Currently, several states, local governments and other issuers are facing pressures on their budgets from the effects of the recession and have had to cut spending, raise taxes and fees and draw on reserve funds. Consequently, several municipal issuers in AIG's portfolios have been downgraded one or more notches by the major nationally recognized statistical rating agencies. The most notable of these issuers is the State of California, of which AIG holds approximately $748.1 million of general obligation bonds, $44.9 million of which are pre-refunded, and the state of Illinois, of which AIG holds approximately $238 million, $69 million of which are pre-refunded.

    AIG has credit exposure to several European sovereign governments whose ratings have been downgraded or placed under review in recent months by one or more major rating agencies. The downgrades primarily reflect the large government budget deficits and rising government debt to GDP ratios of these countries. At December 31, 2010, AIG's exposure to the governments of Portugal, Ireland, Italy, Spain and Hungary, amounted to $1.1 billion. Four of these five governments experienced rating downgrades during 2010.

148            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    See also Investments herein for further information.

    The CRC reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. The CRC periodically adjusts limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

Market Risk Management

    AIG is exposed to market risks, primarily within its insurance and capital markets businesses (see Capital Resources and Liquidity — Financial Services — Capital Markets Wind-down regarding its market risk issues and management as transactions in that business are wound down). For AIG's insurance operations, the asset-liability exposures are predominantly structural in nature, and not the result of speculative positioning to take advantage of short-term market opportunities. For example, the business model of life insurance and retirement savings is to collect premiums or deposits from policyholders and invest the proceeds in predominantly long-term, credit based assets. A spread is earned over time between the asset yield and the cost payable to policyholders. The asset and liability profiles are managed so that the cash flows resulting from invested assets are sufficient to meet policyholder obligations when they become due without the need to sell assets prematurely into a potentially distressed market. In periods of severe market volatility, depressed and illiquid market values on otherwise performing investments diminish shareholders' equity even without the realization of actual credit event related losses. Such diminution of capital strength has caused downward pressure on the market's assessment of the financial strength and the credit ratings of insurers.

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

AIG 2010 Form 10-K            149

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

Insurance Assets and Aircraft Leasing Sensitivities

The following table provides estimates of AIG's sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

As of December 31,	Exposure			Effect
(dollars in millions)	2010	2009	Sensitivity Factor	2010	2009

Yield sensitive assets	$403,500	$524,000	100 bps parallel increase in all yield curves	$(19,700)	$(26,200)
Equity and alternative investments exposure	$54,300	$44,000	20% decline in stock prices and value of alternative investments	$(10,861)	$(8,800)
Foreign currency exchange rates net exposure	$6,200	$22,000	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(620)	$(2,200)

    Exposures to yield curves include assets that are directly sensitive to yield curve movements, such as fixed maturity securities, loans, finance receivables and short-term investments (excluding consolidated separate account assets). Exposures to equity and alternative investment prices include investments in common stocks, preferred stocks, mutual funds, hedge funds, private equity funds, commercial real estate and real estate funds (excluding consolidated separate account assets and consolidated managed partnerships and funds). Exposures to foreign currency exchange rates reflect AIG's consolidated non-U.S. dollar net capital investments on a GAAP basis, net of Nan Shan DAC adjustment. Comparisons of 2010 exposures to 2009 are as follows:

  •
  total-yield sensitive assets decreased by 23 percent ($121 billion) compared to 2009. This decrease is primarily due to the divestitures of ALICO, AIA, AGF, and CFG, totaling ($152 billion), and is partially offset by an increase in asset prices of $10 billion as well as new investments of $23 billion.

  •
  total equity and alternative investments increased 22 percent ($10.0 billion) compared to 2009. The increase is primarily due to (1) the inclusion of AIG's remaining stake in the AIA SPV (33 percent, or $11.1 billion) in All Other investments; (2) the inclusion of AIG's stake in the ALICO SPV ($6.5 billion) in common and preferred stocks trading at fair value; and (3) rallying world equity markets in the third quarter of 2010, which lifted the value of common and preferred equity holdings available for sale by approximately $2.0 billion. The increase was partly offset by the exclusion of AIA's common and preferred equity holdings available for sale ($6.4 billion), AIA's mutual fund investments ($1.2 billion), and AIA's and ALICO's real estate investments ($1.0 billion and $800 million, respectively). AIRCO's real estate investments decreased by approximately $500 million.

  •
  the $15.6 billion decrease in foreign currency exchange rates net exposure is primarily due to the deconsolidation of AIA and sale of ALICO.

    The above changes of a 100 basis point increase in yield curves, a 20 percent decline in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar were chosen

150            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

solely for illustrative purposes. The selection of these specific events should not be construed as a prediction, but only as a demonstration of the potential effects of such events. These scenarios should not be construed as the only risks AIG faces; these events are shown as an indication of several possible losses AIG could experience. In addition, losses from these and other risks could be materially higher than illustrated.

    The sensitivity factors utilized for 2010 and presented above were selected based on historical data from 1990 to 2010, as follows (see the table below):

  •
  a 100 basis point parallel shift in the yield curve is broadly consistent with a one standard deviation movement of the benchmark ten-year treasury yield;

  •
  a 20 percent drop for equity and alternative investments is broadly consistent with a one standard deviation movement in the S&P 500; and

  •
  a 10 percent depreciation of foreign currency exchange rates is consistent with a one standard deviation movement in the U.S. dollar (USD)/Japanese Yen (JPY) exchange rate.

	Period	Standard Deviation	Suggested 2010 Scenario	2010 Scenario as a Multiple of Standard Deviation	2010 Change/ Return	2010 as a Multiple of Standard Deviation	Original 2009 Scenario (based on Standard Deviation for 1989-2009 Period)

10-Year Treasury	1990-2010	0.01	0.01	1.01	(0.01)	0.56	0.01
S&P 500	1990-2010	0.19	0.20	1.05	0.13	0.67	0.20
USD/JPY	1990-2010	0.11	0.10	0.92	0.15	1.34	0.10

Operational Risk Management

    AIG's Operational Risk Management department (ORM) oversees AIG's operational risk management practices. The Director of ORM reports to the CRO. ORM is responsible for establishing and maintaining the framework, principles and guidelines of AIG's operational risk management program.

    Each business unit is responsible for its operational risks and implementing the components of the operational risk management program to effectively identify, assess, monitor and mitigate such risks. This responsibility includes developing and implementing policies, procedures, management oversight processes, and other governance-related activities consistent with AIG's overall operational risk management process.

    Senior operational risk executives in the businesses report to the Director of ORM and to business management. This reporting structure facilitates development of business-specific knowledge of operational risk matters, while at the same time maintaining company-wide consistency in AIG's overall approach to operational risk management.

    A strong operational risk management program facilitates escalation and resolution of operational risk issues. In order to accomplish this, AIG's operational risk management program is designed to:

  •
  pro-actively address potential operational risk issues;

  •
  create transparency at all levels of the organization; and

  •
  assign clear ownership and accountability for addressing identified issues.

    As part of the operational risk management framework, AIG has implemented a risk and control self assessment (RCSA) process. The RCSA process is used to identify key operational risks and evaluate the effectiveness of existing controls to mitigate those risks. Corrective action plans are developed to address any identified issues. In 2010, business units continued to enhance their RCSA processes to perform more robust risk assessments.

AIG 2010 Form 10-K            151

American International Group, Inc., and Subsidiaries

    The Operational Risk Management Forum, a company-wide governance body comprised of senior ORM executives, including the senior business operational risk executives, meets regularly and provides a forum for approving operational risk policies and ensuring effectiveness of the operational risk management program.

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

  •
  review and establishment of reserves.

    AIG closely manages insurance risk by overseeing and controlling the nature and geographic location of the risks in each line of business underwritten, the terms and conditions of the underwriting and the premiums charged for taking on the risk. Concentrations of risk, including, but not limited to, wind, flood, earthquake, terrorism and accident are analyzed using various modeling techniques.

    AIG has two major categories of insurance risks as follows:

  •
  Property and casualty (Chartis and Mortgage Guaranty) — risks covered include property, casualty, fidelity/surety, management liability and mortgage insurance. Risks in the general insurance segment are managed through aggregations and limitations of concentrations at multiple levels: policy, line of business, correlation and catastrophic risk events. Risks in the mortgage insurance business are managed through geographic location of the insured properties, the relative economic conditions in the local housing markets, credit attributes of the borrowers and the loan amount relative to the value of the respective collateral.

  •
  Domestic Life Insurance & Retirement Service (SunAmerica) — risks include mortality and morbidity in the insurance-oriented products and insufficient cash flows to cover contract liabilities in the retirement savings-oriented products. Risks are managed through product design, sound medical underwriting, external traditional reinsurance programs and external catastrophe reinsurance programs.

    AIG is a major purchaser of reinsurance for its insurance operations. The use of reinsurance facilitates insurance risk management (retention, volatility, concentrations) and capital planning locally (branch and subsidiary). AIG may purchase reinsurance on a pooled basis. Pooling of AIG's reinsurance risks enables AIG to purchase reinsurance more efficiently at a consolidated level, manage global counterparty risk and relationships and manage global catastrophe risks, both for Chartis and SunAmerica.

Chartis

    At Chartis, underwriting risks are managed through the application approval process, exposure limitations as well as through exclusions, deductibles and self-insured retentions, coverage limits and reinsurance. The risks

152            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

covered by AIG are managed through sound underwriting practices, pricing procedures and the use of actuarial analysis as part of the determination of overall adequacy of provisions for insurance contract liabilities. Underwriting practices and pricing procedures are based on historical experience, current regulation and judicial decisions as well as proposed or anticipated regulatory changes.

    Climate change and related regulatory initiatives may increase both the frequency and severity of claims or the cost of defending such claims. Chartis policies are primarily written for periods of 12 months, providing Chartis with the ability to modify underwriting practices and pricing procedures; limiting the financial impact of such increase in claims. Each line of business and many individual policyholders may have different exposures to the effects of climate change. While it is not possible to precisely quantify the impact of a policyholder's operations on climate change, underwriters routinely evaluate the potential effect on greenhouse gas emissions when considering policy renewals. Property and casualty insurance policies typically exclude or significantly limit coverage for pollution and related environmental damage. While these pollution exclusions have sustained judicial scrutiny and have not been overturned by judicial decisions, there can be no assurance that future court decisions will uphold prior case law precedents.

    A primary goal of AIG in managing its Chartis operations is to achieve an underwriting profit. To achieve this goal, AIG must be disciplined in its risk selection, premiums must be adequate, and terms and conditions must be appropriate to cover the risk accepted.

Catastrophe Exposures

    The nature of AIG's business exposes it to various catastrophic events in which multiple losses across multiple lines of business can occur in any calendar year. In order to control this exposure, AIG uses a combination of techniques, including setting aggregate limits in key business units, monitoring and modeling accumulated exposures, and purchasing catastrophe reinsurance to supplement its other reinsurance protections. The majority of policies exposed to catastrophic events are one-year contracts allowing AIG to quickly adjust its exposure to catastrophic events if climate changes or other events increase the frequency or severity of catastrophes.

    Natural disasters, such as hurricanes, earthquakes and other catastrophes, have the potential to adversely affect AIG's operating results. Other risks, such as a pandemic disease, like the Swine Flu Influenza A Virus (H1N1), could adversely affect AIG's business and operating results to the extent they are only partially offset by reinsurance programs.

    AIG evaluates catastrophic events and assesses the probability of occurrence and magnitude of catastrophic events through the use of industry recognized models, among other techniques. AIG updates these models by periodically monitoring the exposure risks of AIG's worldwide Chartis operations and adjusting such models accordingly. Changing climate conditions have added to the unpredictability and frequency of natural disasters (including, but not limited to, hurricanes, tornadoes, floods and fires) increasing the uncertainty as to future trends and exposures. Following is an overview of modeled losses associated with the more significant natural perils, which includes exposures for Chartis U.S. and Chartis International. The modeled results assume that all reinsurers fulfill their obligations to AIG in accordance with their terms.

    Chartis utilizes industry recognized catastrophe models. The use of different methodologies and assumptions could materially change the projected losses. Therefore, these modeled losses may not be comparable to estimates made by other companies. These estimates are inherently uncertain and may not reflect AIG's maximum exposures to these events. It is highly likely that AIG's losses will vary, perhaps significantly, from these estimates.

    The modeled results provided in the table below were based on the aggregate exceedence probability (AEP) losses, which represent total property, workers' compensation, and A&H losses that may occur in any single year from one or more natural events. The A&H data include exposures for United States, Japan and Taiwan earthquakes. These exposures represent the largest share of A&H exposures to earthquakes. A&H losses were modeled using April 2009 data. The property exposures were modeled with data as of September 2010. All reinsurance program structures, domestic and international, reflect the reinsurance programs in place as of January 1, 2011. The values provided were based on 100-year return period losses, which have a one percent

AIG 2010 Form 10-K            153

American International Group, Inc., and Subsidiaries

likelihood of being exceeded in any single year. Thus, the model projects that there is a one percent probability that AIG could incur in any year losses in excess of the modeled amounts for these perils. Losses include loss adjustment expenses and the net values include reinstatement premiums.

At December 31, 2010 (in millions)	Gross	Net of 2011 Reinsurance	Net of 2011 Reinsurance, After Tax	Percent of Total Equity

Natural Peril:
Earthquake	$6,299	$3,695	$2,402	5.26%
Tropical Cyclone*	$6,863	$4,406	$2,864	6.27%

*
Includes hurricanes, typhoons and European windstorms.

    Gross earthquake and tropical cyclone modeled losses decreased $633 million and $522 million, respectively, compared to 2009, while net losses increased $165 million and $107 million, respectively, compared to 2009. These decreases in gross losses are primarily due to our use of active aggregate management programs to decrease AIG's catastrophe exposure and increases in net losses are primarily due to a reduction in reinsurance coverage.

    In addition to the return period loss, AIG evaluates potential single event earthquake and hurricane losses that may be incurred. The single events utilized are a subset of potential events identified and utilized by Lloyd's (see Lloyd's Realistic Disaster Scenarios, Scenario Specifications, January 2011) and referred to as Realistic Disaster Scenarios (RDS). The purpose of this analysis is to utilize these RDS to provide a reference frame and place into context the model results. However, it is important to note that the specific events used for this analysis do not necessarily represent the worst case loss that AIG could incur from this type of an event in these regions. The losses associated with the RDS are included in the following table.

Single-event modeled property and workers' compensation losses to AIG's worldwide portfolio of risk for key geographic areas are set forth below. Gross values represent AIG's liability after the application of policy limits and deductibles and net values represent losses after reinsurance is applied. The net losses also include reinsurance reinstatement premiums. Both gross and net losses include loss adjustment expenses.

At December 31, 2010 (in millions)	Gross	Net of 2011 Reinsurance

Natural Peril:
Northeast Hurricane	$4,590	$3,024
Gulf Coast Hurricane	$5,209	$2,963
Los Angeles Earthquake	$6,140	$2,866
San Francisco Earthquake	$5,918	$2,864
Miami Hurricane	$7,109	$2,853
Japanese Earthquake	$1,052	$563
European Windstorm	$545	$380
Japanese Typhoon	$641	$340

    AIG also monitors key international property risks utilizing industry recognized natural catastrophe models. Based on the occurrence exceedance probabilities, the 100-year return period loss for Japanese Earthquake is $639 million gross and $356 million net; the 100-year return period loss for European Windstorm is $640 million gross and $435 million net; and the 100-year return period loss for Japanese Typhoon is $944 million gross and $539 million net.

    ACTUAL RESULTS IN ANY PERIOD ARE LIKELY TO VARY, PERHAPS MATERIALLY, FROM THE MODELED SCENARIOS, AND THE OCCURRENCE OF ONE OR MORE SEVERE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON AIG'S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

154            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Terrorism

    Exposure to loss from terrorist attack is controlled by limiting the aggregate accumulation of workers' compensation and property insurance that is underwritten within defined target locations. Modeling is used to provide projections of PML probable maximum loss by target location based upon the actual exposures of AIG policyholders.

    Terrorism risk is monitored to manage AIG's exposure. AIG shares its exposures to terrorism risks under the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA). During 2010, AIG's deductible under TRIPRA was approximately $3.3 billion, with a 15 percent share of certified terrorism losses in excess of the deductible. As of January 1, 2011, the deductible decreased to approximately $2.9 billion, with a 15 percent share of certified terrorism losses in excess of the deductible.

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

    The RSD conducts periodic detailed assessments of the financial status and condition of current and potential reinsurers, both foreign and domestic. The RSD monitors both the nature of the risks ceded to the reinsurers and the aggregation of total reinsurance recoverables ceded to reinsurers. Such assessments may include, but are not limited to, identifying whether a reinsurer is appropriately licensed and has sufficient financial capacity and evaluating the local economic environment in which a foreign reinsurer operates.

    The RSD reviews the nature of the risks ceded to reinsurers and the need for credit risk mitigants. For example, in AIG's treaty reinsurance contracts, AIG frequently includes provisions that require a reinsurer to post collateral when a referenced event occurs. Furthermore, AIG limits its unsecured exposure to reinsurers through the use of credit triggers which include, but are not limited to, insurer financial strength rating downgrades, declines in statutory surplus below pre-determined levels, decreases in NAIC risk-based capital (RBC) below certain levels, or setting maximum limits for reinsurance recoverables. In addition, AIG's CRC reviews all reinsurer exposures and credit limits and approves most large reinsurer credit limits above pre-set limits that represent actual or potential credit concentrations. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG's business substantially dependent upon any single reinsurance contract.

    AIG enters into intercompany reinsurance transactions for its Chartis and SunAmerica operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG's various insurance company subsidiaries and to take advantage of economies of scale with external reinsurers. When required for statutory recognition, AIG obtains letters of credit from third-party financial institutions to collateralize these intercompany transactions. At December 31, 2010, approximately $6.1 billion of third-party letters of credit were outstanding to cover reinsurance transactions and, in some cases, among subsidiaries.

    Although reinsurance arrangements do not relieve AIG subsidiaries from their direct obligations to insureds, an efficient and effective reinsurance program substantially mitigates AIG's exposure to potentially significant losses.

AIG 2010 Form 10-K            155

American International Group, Inc., and Subsidiaries

AIG continually evaluates the reinsurance markets and the relative attractiveness of various arrangements for coverage, including structures such as catastrophe bonds, insurance risk securitizations, "sidecars" and similar vehicles.

    AIG purchased U.S. property catastrophe coverage of approximately $4.8 billion and $4.2 billion in 2011 and 2010, respectively, in excess of a per occurrence deductible of $2.0 billion. During 2010, additional property catastrophe coverage of $875 million was obtained through catastrophe bond issuances, bringing the total property catastrophe coverage to $5.1 billion for the year. In addition, AIG purchased $250 million and $320 million in 2011 and 2010, respectively, in workers' compensation catastrophe reinsurance.

Reinsurance Recoverable

    Chartis' reinsurance recoverable assets are comprised of:

  •
  balances due from reinsurers for indemnity losses and loss expenses billed to, but not yet collected from, reinsurers (collectively, Paid Losses Recoverable);

  •
  ultimate ceded reserves for indemnity losses and expenses, including reserves for claims reported but not yet paid and estimates for IBNR (collectively, Ceded Loss Reserves); and

  •
  ceded Reserves for Unearned Premiums.

    At December 31, 2010, reinsurance recoverable assets of $24.6 billion include Paid Losses Recoverable of $1.0 billion, Ceded Loss Reserves of $19.6 billion, and Ceded Reserves for Unearned Premiums of $3.9 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years and are continually reviewed and updated by management. Any adjustments are reflected in income. It is AIG's belief that the ceded reserves for losses and loss expenses at December 31, 2010 reflect a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.

    AIG manages the credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, providing for appropriate credit limits and diversification and, when necessary, AIG requires reinsurers to post collateral in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid on an individual reinsurer basis. At December 31, 2010, approximately 57 percent of the reinsurance assets were from unauthorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. More than 50 percent of these balances were collateralized, permitting statutory recognition. In January 2011 Chartis Inc. obtained $1.3 billion of letters of credit under a one-year letter of credit facility issued by commercial banks in favor of certain Chartis companies to permit those companies statutory recognition of balances otherwise uncollateralized at December 31, 2010. The letters of credit issued under the facility replaced approximately $1.3 billion in the aggregate of bi-lateral letters of credit and reinsurance trusts in place prior to the issuance of letters of credit under the letter of credit facility. Approximately $800 million of additional pre-existing reinsurance trusts have been retained in favor of certain Chartis companies and are available to those companies to be used as reinsurance collateral for statutory recognition. The remaining 43 percent of the reinsurance assets were from authorized reinsurers. At December 31, 2010, approximately 86 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by S&P. These ratings are measures of financial strength.

156            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents information for each reinsurer representing in excess of four percent of AIG's total Reinsurance assets:

At December 31, 2010 (in millions)	S&P Rating(a)	A.M. Best Rating(a)	Gross Reinsurance Assets	Percent of Reinsurance Assets, Net	Collateral Held(b)	Uncollateralized Reinsurance Assets

Reinsurer:
Transatlantic	A+	A	$1,985	8.1%	$103	$1,882
Swiss Reinsurance Group of Companies	A+	A	$1,606	6.5%	$335	$1,271
Munich Reinsurance Group of Companies	AA-	A+	$1,860	7.6%	$729	$1,131

(a)
The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of February 16, 2011.

(b)
Excludes collateral held in excess of applicable treaty balances.

    The estimation of reinsurance recoverable involves a significant amount of judgment, particularly for asbestos exposures, due to its long-tail nature. Chartis assesses the collectability of its reinsurance recoverable balances through detailed reviews of the underlying nature of the reinsurance balance, including paid and unpaid recoverables, whether the balance is in dispute or a legal collection status, whether the insurer is financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction), whether collateral and collateral arrangements exist, and the credit quality of the underlying insurer. Detailed reviews of the underlying receivables are particularly important when assessing recoverables attributable to long-tail exposures, such as asbestos. Adjustments to reflect the results of the detailed review are recorded through an allowance for uncollectable reinsurance. At December 31, 2010, the allowance for estimated unrecoverable reinsurance was $492.6 million. At December 31, 2010, AIG had no significant reinsurance recoverables due from any individual reinsurer that was financially troubled. In the current environment of weaker economic conditions and strained financial markets, certain reinsurers are reporting losses and could be subject to rating downgrades. AIG's reinsurance recoverable exposures are primarily to the regulated subsidiaries of such companies which are subject to minimum regulatory capital requirements. AIG's Reinsurance Security Department (RSD), in conjunction with CRM, is reviewing these developments, is monitoring compliance with credit triggers that may require the reinsurer to post collateral, and, as appropriate, will seek to use other means to mitigate any material risks arising from these developments.

SunAmerica

    For SunAmerica, the primary risks are the following:

  •
  Pricing risk, which represents the potential exposure to loss resulting from actual policy experience emerging adversely in comparison to the assumptions made in product pricing associated with investment results, mortality, morbidity, terminations and expenses;

  •
  Investment risk, which represents the exposure to loss resulting from the cash flows from the invested assets being less than cash flows required to meet the obligations of the expected policy and contract liabilities and the necessary return on investments;

  •
  Interest rate risk, which represents the exposure to loss due to the sensitivity of the liabilities and assets to changes in interest rates; and

  •
  Equity market risk, which represents the potential exposure to higher claim costs for guaranteed benefits associated with variable annuities and the potential reduction in expected fee revenue.

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

AIG 2010 Form 10-K            157

American International Group, Inc., and Subsidiaries

    SunAmerica companies generally limit their maximum underwriting exposure on life insurance of a single life to $15 million or less of coverage, in certain circumstances by using yearly renewable term reinsurance. For SunAmerica companies, the reinsurance programs provide risk mitigation per life for individuals and group and for catastrophic risk events.

Financial Services

    AIG's Financial Services subsidiaries engage in diversified activities including commercial aircraft leasing and the remaining Capital Markets businesses and portfolios. Together, the Aircraft Leasing and Capital Markets operations generate the majority of the revenues produced by the Financial Services operations.

Capital Markets

    AIGFP has continued to unwind its portfolios, including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with its affiliated businesses. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity of Parent and Subsidiaries — Financial Services — Capital Markets Wind-down. Prior to the wind-down, AIGFP engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates.

    Historically, AIGFP derived a significant portion of its revenues from hedged financial positions entered into in connection with counterparty transactions. Prior to the wind-down, AIGFP also participated as a dealer in a wide variety of financial derivatives transactions.

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

    In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives and margin agreements to reduce the credit risk relating to its outstanding financial derivative transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction's size and maturity. Furthermore, AIGFP generally seeks to enter into agreements that have the benefit of set-off and close-out netting provisions. These provisions provide that, in the case of an early termination of a transaction, AIGFP can set off its receivables from a counterparty against its payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values. The fair value of AIGFP's interest rate,

158            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

currency, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported in unrealized gains on swaps, options and forward transactions was approximately $4.8 billion at December 31, 2010 and $7.6 billion at December 31, 2009. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

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

The following table presents the fair value of Capital Markets derivatives portfolios by counterparty credit rating:

At December 31, (in millions)	2010	2009

Rating:
AAA	$310	$896
AA	885	1,286
A	1,170	3,682
BBB	1,625	1,535
Below investment grade	795	213

Total	$4,785	$7,612

    See Critical Accounting Estimates and Note 12 for additional discussion related to derivative transactions.

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

AIG 2010 Form 10-K            159

American International Group, Inc., and Subsidiaries

The following table presents the year-end, average, high, and low VaRs on a diversified basis and of each component of market risk for Capital Markets operations. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

		For the Year Ended December 31, 2010				For the Year Ended December 31, 2009
	At December 31, 2010				At December 31, 2009
(in millions)		Average	High	Low		Average	High	Low

Capital Markets trading market risk:
Diversified	$1	$2	$3	$1	$3	$3	$6	$2
Interest rate	1	2	3	1	3	2	5	2
Currency	-	-	1	-	-	1	3	-
Equity	-	-	2	-	1	1	3	1
Commodity	-	-	-	-	-	-	1	-

    See Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities for a comprehensive discussion of AIGFP's super senior credit default swap portfolio.

Aircraft Leasing

    AIG's Aircraft Leasing operations represent the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Aircraft Leasing operations also include gains and losses that result from the re-marketing of commercial jet aircraft for ILFC's own account and re-marketing and fleet management services for airlines and financial institutions. Risks inherent in this business, which are managed at the business unit level, include the following:

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

    ILFC's revenues and pre-tax income may be adversely affected by the volatile competitive environment in which its customers operate. ILFC is exposed to pre-tax loss and liquidity strain through non-performance of aircraft lessees, through owning aircraft which it may be unable to sell or re-lease at acceptable rates at lease expiration, and, in part, through committing to purchase aircraft which it may be unable to lease.

    As part of its ongoing fleet strategy, ILFC may pursue aircraft sales while balancing the need for funds with the long-term value of holding aircraft and other financing alternatives. Significant uncertainties could exist as to the aircraft comprising any actual sale portfolio, the terms of any sale portfolio (including price), and whether any portfolio sale will be approved. See Capital Resources and Liquidity — Liquidity — Liquidity of Parent and Subsidiaries — Financial Services — ILFC for further discussion.

    To date ILFC manages the risk of nonperformance by its lessees with security deposit requirements, repossession rights, overhaul requirements and close monitoring of industry conditions through its marketing force. More than 94 percent of ILFC's fleet is leased to non-U.S. carriers, and the fleet continues to be in high demand from such carriers.

160            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    ILFC's management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC's fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary based on these events and circumstances. ILFC recognized asset impairment charges related to its fleet in 2010 and 2009 of $1.6 billion and $51 million, respectively. ILFC did not recognize any asset impairment charges in 2008.

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

  •
  impairment charges, including other-than-temporary impairments on financial instruments;

  •
  liabilities for legal contingencies;

  •
  estimates with respect to income taxes, including recoverability of deferred tax assets; and

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps (CDS) and AIG's economic interest in ML II and equity interest in ML III.

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

  •
  Expected loss ratios for the latest accident year:  in this case, accident year 2010 for the year-end 2010 loss reserve analysis. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are utilized for at least the three most recent accident years.

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

AIG 2010 Form 10-K            161

American International Group, Inc., and Subsidiaries

The following table summarizes the sensitivity analyses that estimate the effect on the loss reserve position of using alternative loss cost trend or loss development factor assumptions rather than those actually used in determining AIG's estimates in the year-end loss reserve analyses in 2010.

December 31, 2010 (in millions)	Effect on Loss Reserves		Effect on Loss Reserves

Loss cost trends:		Loss development factors:
Excess casualty:		Excess casualty:
10 percent increase	$2,800	7 percent increase	$1,500
10 percent decrease	(2,000)	5.3 percent decrease	(1,600)
D&O:		D&O:
15 percent decrease	(600)	7 percent increase	450
20 percent increase	950	3 percent decrease	(200)
Excess workers' compensation:		Excess workers' compensation:
5 percent increase	450	(b)	1,250
5 percent decrease	(300)	(b)	(1,250)
Primary workers' compensation(a):		Primary workers' compensation:
		7.5 percent increase	2,180
		3.9 percent decrease	(1,130)

(a)
Loss cost trend assumption is not material for this line of business.

(b)
Not applicable due to extremely long-tailed nature of workers' compensation.

    The sensitivity analysis presented above addresses each major class of business for which a material deviation to AIG's overall reserve position is believed reasonably possible, and uses what AIG believes is a reasonably likely range of potential deviation for each class. There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss trend or loss development factor assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular class of business.

Alternative Loss Cost Trend and Loss Development Factor Assumptions by Class of Business

    For casualty business other than the classes discussed below, there is generally some potential for deviation in both the loss cost trend and loss development factor assumptions. However, the effect of such deviations is expected to be less material when compared to the effect on the classes noted above and discussed below.

    Loss Cost Trends:    It should be emphasized that the percentage deviations noted in the table below are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Actual loss cost trends in the early 1990s were negative for several years whereas actual loss cost trends exceeded the figures cited above for several other years. Thus, there can be no assurance that loss trends will not deviate by more than amounts noted above and discussed below.

    Loss Development Factors:    Except for Primary Workers' Compensation, the assumed loss development factors are a key assumption. Generally, actual historical loss development factors are used to project future loss

162            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

development. However there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts noted above and discussed below.

Class of Business	Loss Cost Trend	Loss Development Factor

Excess Casualty	The assumed loss cost trend was approximately five percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG's judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2010 loss reserve review for excess casualty will range from negative five percent to positive 15 percent, or approximately ten percent lower or higher than the assumption actually utilized in the year-end 2010 reserve review. The loss cost trend assumption is critical for the excess casualty class of business due to the long-tail nature of the claims and therefore is applied across many accident years. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in loss cost trends that were initially relied upon in setting the reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.	After evaluating the historical loss development factors from prior accident years since the early 1990s, in AIG's judgment, it is reasonably likely that actual loss development factors will range from approximately 5.3 percent below those actually utilized in the year-end 2010 reserve review to approximately 7.0 percent above those factors actually utilized. Excess casualty is a long-tail class of business and any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in loss development factors that were initially relied upon in setting the reserves. These changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.
D&O and Related Management Liability Classes of Business
The assumed loss cost trend was approximately four percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, including the potential effect of recent claims relating to the credit crisis, in AIG's judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2010 loss reserve review for these classes will range from negative 11 percent to positive 24 percent, or approximately 15 percent lower or 20 percent higher than the assumption actually utilized in the year-end 2010 reserve review. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.
The assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in AIG's judgment, it is reasonably likely that actual loss development factors will range from approximately 3 percent lower to 7 percent higher than those factors actually utilized in the year-end 2010 loss reserve review for these classes.

AIG 2010 Form 10-K            163

American International Group, Inc., and Subsidiaries

Class of Business	Loss Cost Trend	Loss Development Factor

Excess Workers' Compensation	Loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in AIG's judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2010 loss reserve review for excess workers' compensation will range five percent lower or higher than this estimated loss trend.	Excess workers' compensation is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. After evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up claim projections utilized to help select the loss development factors in the tail for this class of business, in AIG's judgment, it is reasonably likely that actual loss development for excess workers' compensation could increase or decrease the current reserves by up to approximately $1.25 billion.
Primary Workers' Compensation
The loss cost trend assumption is not believed to be material with respect to AIG's loss reserves. This is primarily because AIG's actuaries are generally able to use loss development projections for all but the most recent accident year's reserves, so there is limited need to rely on loss cost trend assumptions for primary workers' compensation business.
Generally, AIG's actual historical workers' compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers' compensation is a long-tail class of business, and AIG's business reflects a very significant volume of losses, particularly in recent accident years. After evaluating the actual historical loss development since the 1980s for this business, in AIG's judgment, it is reasonably likely that actual loss development factors will fall within the range of approximately 3.9 percent below to 7.5 percent above those actually utilized in the year-end 2010 loss reserve review.

    See Results of Operations — Segment Results — Chartis Operations — Liability for unpaid claims and claims adjustment expense for additional information on AIG's reserve for unpaid claims and claims adjustment expenses.

Future Policy Benefits for Life and Accident and Health Contracts (life insurance and retirement services companies):

  •
  Investment returns:  which vary by geographical region, year of issuance and products.

  •
  Mortality, morbidity and surrender rates:  based upon actual experience by geographical region modified to allow for variation in policy form, risk classification and distribution channel.

    Annually, AIG evaluates estimates used in establishing liabilities for future policy benefits for life insurance and accident and health contracts. AIG also evaluates estimates used in amortizing Deferred Policy Acquisition Costs (DAC), Value of Business Acquired (VOBA) and Sales Inducement Assets (SIA) assets for these products. These estimates are evaluated against actual experience and are adjusted based on management judgment regarding mortality, morbidity, persistency, company maintenance expenses, and investment returns. For long duration traditional business, a "lock-in" principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions.

    AIG experience changes over time, the best estimate assumptions are updated to reflect observed changes. Because of the long term nature of many of AIG's liabilities subject to the lock in principle, small changes in certain assumptions may cause large changes in the degree of reserve adequacy. In particular, changes in estimates of future invested asset returns assumptions have a large effect on the degree of reserve deficiency.

164            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    AIG's future policy benefits include guaranteed minimum death benefits (GMDB) and guaranteed minimum income benefits (GMIB). The GMDB and GMIB liabilities are determined at each period-end by estimating the expected value of death benefits and expected value of the annuitization benefits in excess of the projected account balances and incorporating assumptions including interest rates, mortality rates, lapse rates and stochastically generated investment returns.

    AIG also issues certain variable annuity products that offer optional guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). These benefits are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value. The fair value estimates of the living benefit guarantees include assumptions such as equity market returns, interest rates and volatilities. AIG hedges a portion of these guarantees by utilizing both exchange traded and over-the-counter index options and exchange traded futures. For a further discussion of the risks of our unhedged exposures, see Item 1A. — Risk Factors — Guarantees Within Variable Annuities.

Deferred Policy Acquisition Costs (life insurance and retirement services companies):

  •
  Recoverability:  based on current and future expected profitability, which is affected by interest rates, mortality, morbidity experience, expenses, investment returns and policy persistency.

Estimated Gross Profits for Investment-Oriented Products (life insurance and retirement services companies):

  •
  Estimated gross profits:  to be realized over the estimated duration of the contracts (investment-oriented products), which affect the carrying value of DAC (including VOBA), unearned revenue liability, SIA and associated amortization patterns. Estimated gross profits (EGP) are subject to differing market returns and interest rate environments in any single period. EGP is composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. When assumptions are changed, the percentage of EGP used to amortize DAC might also change.

The following table summarizes the sensitivity of changes in certain assumptions in the amortization of DAC/SIA, guaranteed benefits reserves and unearned revenue liability and the related hypothetical impact in 2010. The effect of changes in the equity markets, volatility and interest rates primarily impacts individual variable annuities (SunAmerica Retirement Markets) and group retirement products (VALIC). The effect of changes in mortality primarily impacts the universal life insurance business.

December 31, 2010 (in millions)	DAC/SIA	Guaranteed Benefits Reserve(a)	Unearned Revenue Liability		Net pre-tax Earnings

Assumptions:
Equity Return(b)
Effect of an increase by 1%	$87	$(18)	$	NA	$105
Effect of a decrease by 1%	(89)	53		NA	(142)
Volatility(c)
Effect of an increase by 1%	2	11		NA	(9)
Effect of a decrease by 1%	(1)	(11)		NA	10
Interest Rate(d)
Effect of an increase by 10 basis points	(2)	(17)		NA	15
Effect of a decrease by 10 basis points	2	17		NA	(15)
Mortality
Effect of an increase by 1%	(27)	11		(17)	(21)
Effect of a decrease by 1%	24	(12)		13	23

(a)
Includes GMDB and GMIB reserves as well as living benefits reserves, net of hedging impact.

(b)
Represents the net impact of 1 percent increase or decrease in equity returns for GMDB and GMIB reserves and the net impact of 1 percent increase or decrease in the S&P 500 index for living benefit reserves.

(c)
Represents the net impact of 1 percentage point increase or decrease in implied volatility.

AIG 2010 Form 10-K            165

American International Group, Inc., and Subsidiaries

(d)
Represents the net impact of a 10 basis point parallel shift in the yield curve.

    The analysis of DAC, guaranteed benefits reserve and unearned revenue liability is a dynamic process that considers all relevant factors and assumptions described above. Each of the factors set forth above is estimated individually, without consideration of any correlation among the key assumptions. An assessment of sensitivity associated with changes in any single assumption would not necessarily be an indicator of future results.

Deferred Policy Acquisition Costs — Short Duration (general insurance):

  •
  Recoverability:  based upon the current terms and profitability of the underlying insurance contracts.

    Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. AIG assesses the recoverability of its DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded unearned premium to the sum of expected claims, claims adjustment expenses and maintenance cost, unamortized DAC and anticipated maintenance costs. If the sum of these costs exceeds the amount of recorded unearned premium, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Investment income is not anticipated in assessing the recoverability of DAC. Increases in the expected claims, and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge. Management tested the recoverability of DAC and determined that recorded unearned premiums of its Chartis U.S. and Chartis International operating segments exceeded the sum of these costs at December 31, 2010, by one percent and 16 percent, respectively, and, therefore, the DAC of these reporting units was considered to be recoverable. DAC for Chartis U.S. and Chartis International amounted to $1.8 billion and $1.6 billion, respectively, at December 31, 2010.

Flight Equipment Recoverability (Financial Services):

  •
  Expected undiscounted future net cash flows:  based upon current lease rates, projected future lease rates and lease periods and estimated residual or sales values of each aircraft based on expectations regarding the use of the aircraft and market participants.

Other-Than-Temporary Impairments:

    At each balance sheet date, AIG evaluates its available for sale securities holdings with unrealized losses. Prior to April 1, 2009, these reviews were conducted pursuant to accounting standards that were amended on that date. See Note 7 to the Consolidated Financial Statements for a discussion of AIG's process for evaluating other-than-temporary impairments under these prior accounting standards.

Fixed Maturity Securities

    In April 2009, the Financial Accounting Standards Board issued a new accounting standard addressing recognition and presentation of other-than-temporary impairments, which amended the other-than-temporary impairment model for fixed maturity securities and requires additional disclosures. The impairment model for equity securities was not affected. See Note 2 to the Consolidated Financial Statements for additional discussion on the other-than-temporary impairments accounting standard.

    In connection with AIG's adoption of the new other-than-temporary impairments accounting standard on April 1, 2009, AIG changed its process for determining other-than-temporary impairments with respect to available for sale fixed maturity securities. If AIG intends to sell a fixed maturity security or it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis, and the fair value of the security is below amortized cost, an other-than-temporary impairment has occurred and the amortized cost is written down to current fair value, with a corresponding charge to earnings.

166            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    For all other fixed maturity securities for which a credit impairment has occurred, the amortized cost is written down to the estimated recovery value with a corresponding charge to earnings. Additional fair value declines below recovery value, if any, are charged to unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken (a component of accumulated other comprehensive income (loss)) because this is considered a non-credit impairment.

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

    AIG considers severe price declines in its assessment of potential credit impairments. AIG also may modify its modeled outputs for certain securities when it determines that price declines are indicative of factors not comprehended by the cash flow models.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available-for-sale fixed maturity securities that are not foreign exchange related, generally AIG prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security.

    See the discussion in Note 7 to the Consolidated Financial Statements for additional information on the methodology and significant inputs, by security type, that AIG uses to determine the amount of a credit loss on fixed maturity securities.

Equity Securities

    AIG evaluates its available for sale equity securities, equity method and cost method investments for impairment such that a security is considered a candidate for other-than-temporary impairment if it meets any of the following criteria:

  •
  Trading at a significant (25 percent or more) discount to cost for an extended period of time (nine consecutive months or longer);

  •
  The occurrence of a discrete credit event resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court-supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than par value of their claims; or

  •
  AIG may not realize a full recovery on its investment, regardless of the occurrence of one of the foregoing events.

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

    For further discussion, see Note 7 to the Consolidated Financial Statements.

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

AIG 2010 Form 10-K            167

American International Group, Inc., and Subsidiaries

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

Valuation Allowance on Deferred Tax Assets:

    AIG had a net deferred tax liability after valuation allowance of $1.3 billion at December 31, 2010, and a net deferred tax asset after valuation allowance of $5.9 billion at December 31, 2009.

    AIG evaluates the recoverability of the deferred tax asset and establishes a valuation allowance, if necessary, to reduce the deferred tax asset to an amount that is more likely than not to be realized (a likelihood of more than 50 percent). Significant judgment is required to determine whether a valuation allowance is necessary and the amount of such valuation allowance, if appropriate.

    When assessing the realization of its deferred tax asset, AIG considers all available evidence, including:

  •
  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

  •
  the carryforward periods for the net operating loss, capital loss and foreign tax credit carryforwards;

  •
  predictability of future operating profitability of the character necessary to realize the asset;

  •
  certain transactions, including the recognition of the gains and losses on dispositions;

  •
  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset; and

•
the effect of reversing taxable temporary differences.

    The evaluation of the recoverability of the deferred tax asset requires AIG to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. As part of the evaluation at December 31, 2010, despite several favorable developments, including the completion of the Recapitalization in January 2011, the wind-down of AIGFP's portfolios, and the sale of AGF, AIG has recent negative evidence of cumulative operating losses and a lack of predictable profits. Based on this evidence, AIG cannot assert that it is more likely than not that any U.S. member deferred tax assets will be realized as of December 31, 2010.

    However, if in the future AIG demonstrates consistent profitability, ability to accurately project income by jurisdiction and the resultant annual effective tax rate, or develops prudent and feasible tax planning strategies, the evaluation of the recoverability of the deferred tax asset could change and the valuation allowance could be released in whole or in part.

    AIG has developed the comprehensive qualitative and quantitative assessment framework described above for evaluating the factors that would need to be considered each reporting period in assessing whether the deferred tax asset is more likely than not realizable.

168            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

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

    The fair value of a financial instrument is the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

    The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of observable valuation inputs. AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments where no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market, the characteristics specific to the transaction, liquidity and general market conditions.

    AIG management is responsible for the determination of the value of the financial assets and financial liabilities carried at fair value and the supporting methodologies and assumptions. With respect to securities, AIG employs independent third-party valuation service providers to gather, analyze and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When AIG's valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted internal valuation models.

    Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, interest rate yield curves, credit spreads, currency rates, and other market-observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes

AIG 2010 Form 10-K            169

American International Group, Inc., and Subsidiaries

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

The following table presents the fair value of fixed income and equity securities by source of value determination:

At December 31, 2010 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$238	89%
Fair value based on internal sources	28	11

Total fixed income and equity securities(b)	$266	100%

(a)
Includes $22.3 billion for which the primary source is broker quotes.

(b)
Includes available for sale and trading securities.

    See Note 6 to the Consolidated Financial Statements for more detailed information about AIG's accounting policy for the incorporation of credit risk in fair value measurements and the measurement of fair value of financial assets and financial liabilities.

Level 3 Assets and Liabilities

    Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair value. See Note 6 to the Consolidated Financial Statements for additional information about the three levels of observability.

    At December 31, 2010, AIG classified $36.3 billion and $6.2 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 5.3 percent and 1.1 percent of the total assets and liabilities, respectively, at December 31, 2010. At December 31, 2009, AIG classified $38.9 billion and $13.9 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 4.6 percent and 1.9 percent of the total assets and liabilities, respectively, at December 31, 2009. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

    Certain fair value measurements are based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. Therefore, AIG must make certain assumptions as to the inputs a hypothetical market participant would use to value that asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to

170            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

the fair value measurement in its entirety. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain RMBS, CMBS and collateralized debt obligations/asset-backed securities (CDO/ABS), corporate debt, certain municipal and sovereign debt, certain derivative contracts (including Capital Markets' super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG's non-financial instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

    Refer to Note 6 to the Consolidated Financial Statements for discussion of transfers of Level 3 assets and liabilities.

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

    Private equity and real estate fund investments and certain hedge fund investments:    These assets initially are valued at the transaction price, i.e., the price paid to acquire the asset. Subsequently, they are measured based on net asset value using information provided by the general partner or manager of these investments, the accounts of which generally are audited on an annual basis. AIG considers observable market data and performs diligence procedures in validating the appropriateness of using the net asset value as a fair value measurement.

    Certain corporate bonds and private placement debt:    These assets initially are valued at the transaction price. Subsequently, they are valued using market data for similar instruments (e.g., recent transactions, bond spreads or credit default swap spreads). When observable price quotations are not available, fair value is determined based on cash flow models using yield curves observed from indices or credit default swap spreads.

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

AIG 2010 Form 10-K            171

American International Group, Inc., and Subsidiaries

of the assets of the Maiden Lane Interests. Other methodologies employed or assumptions made in determining fair value for these investments could result in amounts that differ significantly from the amounts reported.

    Refer to Note 6 to the Consolidated Financial Statements for sensitivity analysis disclosures with respect to the Maiden Lane Interests.

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

	Net Notional Amount December 31,		Fair Value of Derivative (Asset) Liability at December 31,		Unrealized Market Valuation Gain (Loss) Year Ended December 31,
(in millions)	2010(a)	2009(a)	2010(b)(c)	2009(b)(c)	2010(c)	2009(c)

Regulatory Capital:
Corporate loans	$5,193	$55,010	$-	$-	$-	$-
Prime residential mortgages	31,613	93,276	(190)	(137)	53	137
Other	1,263	1,760	17	21	4	35

Total	38,069	150,046	(173)	(116)	57	172

Arbitrage:
Multi-sector CDOs(d)	6,689	7,926	3,484	4,418	663	(669)
Corporate debt/CLOs(e)	12,269	22,076	171	309	(67)	1,863

Total	18,958	30,002	3,655	4,727	596	1,194

Mezzanine tranches(f)	2,823	3,478	198	143	(55)	52

Total	$59,850	$183,526	$3,680	$4,754	$598	$1,418

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of ($133) million and $52 million in the years ended December 31, 2010 and 2009, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During 2010, AIGFP terminated a super senior CDS transaction with its counterparty with a net notional amount of $296 million, included in Multi-sector CDOs. This transaction was terminated at approximately its fair value at the time of the termination. As a result, a $202 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During 2010, AIGFP also paid $69 million to its counterparty with respect to multi-sector CDOs. Upon payment, a $69 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $5.5 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2010 and December 31, 2009, respectively.

(e)
During 2010, AIGFP terminated super senior CDS transactions with its counterparties with a net notional amount of $9.3 billion, included in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, an $83 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. In addition, AIGFP made a one time payment of $122 million in 2010 to an intermediary in exchange for eliminating all future collateral posting requirements on $10.7 billion of net notional of Corporate debt transactions. Corporate debt/CLOs also include $1.3 billion and $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at December 31, 2010 and December 31, 2009, respectively.

(f)
Net of offsetting purchased CDS of $1.4 billion and $1.5 billion in net notional amount at December 31, 2010 and December 31, 2009, respectively.

172            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents changes in the net notional amount of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

(in millions)	Net Notional Amount December 31, 2009(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization/ Reclassification, net of Replenishments	Net Notional Amount December 31, 2010(a)

Regulatory Capital:
Corporate loans	$55,010	$(37,080)	$(13)	$(2,835)	$(9,889)	$5,193
Prime residential mortgages	93,276	(46,991)	-	(4,109)	(10,563)	31,613
Other	1,760	-	-	(68)	(429)	1,263

Total	150,046	(84,071)	(13)	(7,012)	(20,881)	38,069

Arbitrage:
Multi-sector CDOs(c)	7,926	(296)	-	(212)	(729)	6,689
Corporate debt/CLOs(d)	22,076	(9,291)	-	(482)	(34)	12,269

Total	30,002	(9,587)	-	(694)	(763)	18,958

Mezzanine tranches(e)	3,478	(530)	-	(96)	(29)	2,823

Total	$183,526	$(94,188)	$(13)	$(7,802)	$(21,673)	$59,850

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates to the strengthening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)
Includes $5.5 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2010 and December 31, 2009, respectively.

(d)
Includes $1.3 billion and $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at December 31, 2010 and December 31, 2009, respectively.

(e)
Net of offsetting purchased CDS of $1.4 billion and $1.5 billion in net notional amount at December 31, 2010 and December 31, 2009, respectively.

The following table presents summary statistics for Capital Markets super senior credit default swaps at December 31, 2010 and totals for December 31, 2010 and 2009:

	Regulatory Capital Portfolio				Arbitrage Portfolio				Total

Category	Corporate Loans	Prime Residential Mortgages	Other	Subtotal	Corporate Debt/ CLOs	Multi- Sector CDOs w/ Subprime	Multi- Sector CDOs w/ No Subprime	Subtotal	December 31, 2010	December 31, 2009

Gross Transaction Notional Amount (in millions)	$7,184	$36,905	$1,481	$45,570	$18,217	$5,682	$8,836	$32,735	$78,305	$246,215
Net Notional Amount (in millions)	$5,193	$31,613	$1,263	$38,069	$12,269	$3,216	$3,473	$18,958	$57,027	$180,048
Number of Transactions	6	9	1	16	15	9	6	30	46	71
Weighted Average Subordination (%)	27.70%	14.31%	14.78%	16.44%	24.10%	30.53%	24.51%	25.33%	20.16%	18.67%
Weighted Average Number of loans/ Transaction	3,342	87,812	1,802	71,700	118	138	115
Weighted Average Expected Maturity (Years)	1.18	3.47	4.78	3.16	5.00	6.68	5.66

AIG 2010 Form 10-K            173

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

    Typically, the credit risk associated with a designated portfolio of loans or debt securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging generally from a BBB-rated layer to one or more AAA-rated layers. A significant majority of transactions that are rated by rating agencies have risk layers or tranches that were rated AAA at origination and are immediately junior to the threshold level at which AIGFP's payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or debt securities in these transactions is often called the "super senior" risk layer, defined as a layer of credit risk senior to one or more risk layers that have been rated AAA by the credit rating agencies, or if the transaction is not rated, structured as the equivalent thereto.

    The following graphic represents a typical structure of a transaction including the super senior risk layer:

Regulatory Capital Portfolio

    During 2010, $84.1 billion in net notional amount of regulatory capital CDSs were terminated or matured at no cost to AIGFP. Through February 16, 2011, AIGFP had also received termination notices with respect to an additional $1.4 billion in net notional amount with an effective termination date in 2011. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 3.16 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties was generally derived from Basel I. In December 2010, the Basel Committee on Banking Supervision finalized Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties for these transactions, and this may reduce the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would

174            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

complete a transition from Basel I to an intermediate standard known as "Basel II," which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    The weighted average expected maturity of the Regulatory Capital Portfolio increased as of December 31, 2010 by approximately 1.8 years from December 31, 2009 due to certain counterparties not terminating transactions with a combined net notional amount of $6.0 billion. Where these counterparties continue to have a right to terminate the transaction early, AIGFP has extended the expected maturity dates by one year, which is based on how long AIGFP believes the relevant rules under Basel I will remain effective. Where the counterparties no longer have the right to terminate early, AIGFP has used the weighted average life of those transactions as their expected maturity. These counterparties in the Corporate Loan and Prime Residential Mortgage portfolios continue to receive favorable regulatory capital benefits under Basel I rules and, thus, AIG continues to categorize them as Regulatory Capital transactions.

    Included in the Regulatory Capital portfolio are transactions with one counterparty that notified AIG that it would not terminate early two of its Prime Residential Mortgage transactions and a related mezzanine transaction with a combined net notional amount of $24.3 billion that were expected to be terminated in the first quarter of 2010. With respect to these transactions, the counterparty no longer has any rights to terminate the transactions early and is required to pay AIG fees on the original notional amounts reduced only by realized losses through the final contractual maturity. Since the two transactions have weighted average lives that are considerably less than their final contractual maturities, there is value to AIGFP representing counterparty contractual fees to be received beyond the date at which the net notional amounts have fully amortized through to the final contractual maturity date. The fair value of these two super senior transactions as of December 31, 2010 was a derivative asset of $190 million. With respect to these two transactions, AIGFP has also written CDS transactions on the mezzanine tranches of these portfolios; however, the majority of the transactions on the mezzanine tranches were hedged by AIGFP with other third-party CDS transactions. In October 2008, following a credit ratings agency downgrade of AIG, AIGFP entered into a CSA to the agreements governing the transactions with this counterparty that requires AIGFP to post collateral. The CSA provides that one of two methodologies will be used for determining the amount of collateral to be posted. The same methodology has been used throughout the term of the CSA, and, at December 31, 2010, AIGFP had posted approximately $217 million of collateral. The counterparty has provided quotations from two dealers that it contends support using the second methodology, and contends that a total amount of Euro 1.4 billion (approximately $1.9 billion) should be posted by AIGFP or, in the alternative, that the parties approach market participants jointly to obtain qualifying quotations. AIGFP continues to believe that the methodology currently being used is the correct one for computing collateral, that it has posted the amount of collateral required under the CSA, that the counterparty has not provided qualifying quotations and that the methodology the counterparty has used for calculating the amount of collateral to be posted is not valid.

    In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for 2010 other than (1) for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief as discussed above and (2) for transactions where the counterparty has failed to terminate the transaction early as expected and no longer has any rights to terminate early in the future. Although AIGFP believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the counterparties, the counterparties' early termination rights, and AIGFP's expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

AIG 2010 Form 10-K            175

American International Group, Inc., and Subsidiaries

The following table presents for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount, net notional amount, attachment points, inception to date realized losses and percent non-investment grade:

(dollars in millions) CDS	Gross Transaction Notional Amount at December 31, 2010	Net Notional Amount at December 31, 2010	Attachment Point at Inception(a)	Attachment Point at December 31, 2010(a)	Realized Losses through December 31, 2010(b)	Percent Non-investment Grade at December 31, 2010(c)

1	$360	$264	10.03%	26.51%	0.52%	47.35%
2	1,287	1,051	10.00%	18.31%	0.20%	45.42%
3	2,965	2,453	13.26%	17.25%	0.00%	67.10%
4(d)	703	383	14.00%	44.61%	0.16%	34.29%
5(d)	569	259	14.00%	44.61%	0.16%	34.29%
6(d)	1,300	783	14.00%	44.61%	0.16%	34.29%

Total	$7,184	$5,193

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through December 31, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents non-investment grade obligations in the underlying pools of corporate loans expressed as a percentage of gross transaction notional amount.

(d)
Terminated effective March 15, 2011.

The following table presents, for each of the regulatory capital CDS transactions in the prime residential mortgage portfolio, the gross transaction notional amount, net notional amount, attachment points and inception to date realized losses:

(dollars in millions) CDS	Gross Transaction Notional Amount at December 31, 2010	Net Notional Amount at December 31, 2010	Attachment Point at Inception(a)	Attachment Point at December 31, 2010(a)	Realized Losses through December 31, 2010(b)

1	$387	$179	17.01%	52.35%	2.61%
2	234	97	18.48%	58.08%	2.15%
3	221	130	16.81%	40.99%	1.72%
4	269	184	13.19%	31.62%	0.50%
5(c)	1,456	1,102	7.95%	24.13%	0.06%
6	9,048	8,250	7.50%	8.82%	0.08%
7	2,049	1,568	12.40%	23.48%	0.00%
8	18,143	16,080	9.20%	11.37%	0.12%
9	5,098	4,023	11.50%	21.08%	0.00%

Total	$36,905	$31,613

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios and replenishment rights, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through December 31, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Delinquency information is not provided to Capital Markets for the underlying pools of residential mortgages of this transaction. However, information with respect to principal amount outstanding, defaults, recoveries, remaining term, property use, geography, interest rates, and ratings of the underlying junior tranches are provided to Capital Markets for such referenced pools.

176            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

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

    For regulatory capital CDS transactions written on underlying pools of corporate loans, AIGFP receives monthly or quarterly updates from one or more Report Providers for each such referenced pool detailing, with respect to the corporate loans comprising such pool, the principal amount outstanding and defaults. In virtually all of these reports, AIGFP also receives information on recoveries and realized losses. AIGFP also receives quarterly stratification tables for each pool incorporating geography, industry and, when not publicly rated, the counterparty's assessment of the credit quality of the underlying corporate loans. Additionally, for a significant majority of these regulatory capital CDS transactions, upon the occurrence of a credit event with respect to any corporate loan included in any such pool, AIGFP receives a notice detailing the identity or identification number of the borrower, notional amount of such loan and the effective date of such credit event.

    Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The "Percent Non-Investment Grade" information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. For example, Small and Medium Enterprise (SME) loan balances tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP's assessment of the loan collateral arrangements, expected recovery values, and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. One pool containing the highest percentages of non-investment grade obligations, which include all transactions with pools having non-investment grade percentages greater than 50.00 percent, are all granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The number of loans in this pool is 7,297. This large number of SME loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. These transactions benefit from a tranche junior to it which was still rated AAA by at least two rating agencies at December 31, 2010. Five other pools, with a total net notional amount of $2.7 billion, have non-investment grade percentages less than 50 percent, with a weighted average remaining life to maturity of 10.8 years. These pools have weighted average realized losses of 0.20 percent from inception through December 31, 2010 and have current weighted average attachment points of 35.04 percent.

AIG 2010 Form 10-K            177

American International Group, Inc., and Subsidiaries

Approximately 3.51 percent of the assets underlying the corporate loan transactions are in default. The percentage of assets in default by transaction was available for all transactions and ranged from 2.09 percent to 4.50 percent.

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

    Delinquency information for the mortgages underlying the residential mortgage transactions was available on approximately 96.06 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.13 percent to 2.44 percent, averaging 0.77 percent. Except for one transaction, which comprised less than 1.25 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.26 percent and the default rates ranged from 0.00 percent to 5.28 percent. The default rate on this one transaction was 19.84 percent with a subordination level of 52.35 percent.

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

    AIGFP analyzes the information regarding the performance and credit quality of the underlying pools of assets to make its own risk assessment and to determine any changes in credit quality with respect to such pools of assets. This analysis includes a review of changes in pool balances, subordination levels, delinquencies, realized losses and expected performance under more adverse credit conditions. Using data provided by the Report Providers, and information available from rating agencies, governments, and other public sources that relate to macroeconomic trends and loan performance, AIGFP is able to analyze the expected performance of the overall portfolio because of the large number of loans that comprise the collateral pools.

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief. Further, AIGFP expects that counterparties will, to the extent they retain termination rights, continue to terminate these transactions prior to their maturity.

The following table presents the Capital Markets Regulatory Capital CDS transactions in the Corporate loans portfolio by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
At December 31, 2010 Exposure Portfolio	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through December 31, 2010(b)
		Percent of Total			To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Primarily Single Country – Germany	$3,768	72.56%	18.27%	0.11%	1.73	8.39	3	100%	A+

Regional – Europe	1,425	27.44%	44.61%	0.16%	0.19	15.20	3	100	A

Total	$5,193	100.00%	27.70%	0.13%	1.18	10.83	6	100	A+

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through December 31, 2010 expressed as a percentage of the initial gross transaction notional amount.

178            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to Capital Markets' super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to Capital Markets' super senior tranche.

The following table presents the Capital Markets Regulatory Capital CDS transactions in the Prime residential mortgage portfolio summarized by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through December 31, 2010(b)
At December 31, 2010		Percent of Total			To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Country:
Denmark	$24,330	76.96%	10.52%	0.10%	4.52	28.74	2	100%	AAA
France	1,102	3.49	24.13%	0.06%	0.97	27.97	1	100	AAA
Germany	2,158	6.82	31.49%	0.92%	1.12	38.68	5	100	AAA
Sweden	4,023	12.73	21.08%	0.00%	0.09	29.09	1	100	AAA

Total	$31,613	100.00%	14.31%	0.19%	3.47	29.61	9	100%	AAA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through December 31, 2010 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

Arbitrage Portfolio

    A portion of the Capital Markets super senior credit default swaps as of December 31, 2010 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

At December 31, 2010 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with sub-prime collateral	$3,093	$1,609	$1,484	$578
High grade with no sub-prime collateral	7,187	4,511	2,676	1,050

Total high grade(b)	10,280	6,120	4,160	1,628

Mezzanine with sub-prime collateral	2,589	857	1,732	1,287
Mezzanine with no sub-prime collateral	1,649	852	797	569

Total mezzanine(c)	4,238	1,709	2,529	1,856

Total	$14,518	$7,829	$6,689	$3,484

(a)
Total outstanding principal amount of securities held by a CDO.

AIG 2010 Form 10-K            179

American International Group, Inc., and Subsidiaries

(b)
"High grade" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly AA or higher at origination.

(c)
"Mezzanine" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly A or lower at origination.

The following table summarizes net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative and currency:

At December 31, (in millions)	2010	2009

CDS transactions with cash settlement provisions
U.S. dollar-denominated	$4,010	$4,580
Euro-denominated	1,475	1,720

Total CDS transactions with cash settlement provisions	5,485	6,300

CDS transactions with physical settlement provisions
U.S. dollar-denominated	68	265
Euro-denominated	1,136	1,361

Total CDS transactions with physical settlement provisions	1,204	1,626

Total	$6,689	$7,926

The following table summarizes changes in the fair values of the derivative liability of the Capital Markets super senior multi-sector CDO credit default swap portfolio:

Years Ended December 31, (in millions)	2010	2009

Fair value of derivative liability, beginning of year	$4,418	$5,906
Unrealized market valuation (gain) loss	(663)	669
Purchases of underlying CDO securities	-	(234)
Other terminations and realized losses	(271)	(1,923)

Fair value of derivative liability, end of year	$3,484	$4,418

180            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts, attachment points and percentage of gross notional amount rated less than B-/B-3:

(dollars in millions) CDO	Gross Notional Amount at December 31, 2010	Net Notional Amount at December 31, 2010	Attachment Point at Inception(a)	Attachment Point at December 31, 2010(a)	Percentage of Gross Notional Amount Rated Less than B-/B-3 at December 31, 2010

1	$954	$406	40.00%	57.48%	62.84%
2	677	327	53.00%	51.67%	51.63%
3	973	470	53.00%	51.70%	79.56%
4	1,078	304	76.00%	71.84%	86.58%
5	746	3	10.83%	1.55%	29.59%
6	227	188	39.33%	17.13%	86.20%
7	857	432	12.27%	6.61%	6.15%
8	984	704	25.24%	23.29%	7.80%
9	1,269	1,177	10.00%	7.24%	35.61%
10	2,188	1,475	16.50%	18.75%	3.25%
11	317	175	32.00%	44.78%	83.96%
12	389	389	24.49%	0.00% (b)	75.30%
13	462	389	32.90%	15.90%	98.80%
14	240	185	34.51%	22.69%	97.42%
15	3,157	65	9.72%	19.56%	78.46%

Total	$14,518	$6,689

(a)
Expressed as a percentage of gross notional amount of the referenced obligations. As a result of participation ratios and partial terminations, the attachment point may not always be computed by dividing net notional amount by gross notional amount.

(b)
AIGFP began making payments on realized losses in excess of the attachment point on this trade in 2010.

    In a number of instances, the level of subordination with respect to individual CDOs has increased since inception relative to the overall size of the CDO. While the super senior tranches are amortizing, subordinate layers have not been reduced by realized losses to date. Such losses are expected to emerge in the future. At inception, substantially all of the underlying assets were rated B-/B3 or higher and in most cases at least BBB or Baa. Thus, the percentage of gross notional amount rated less than B-/B3 represents a deterioration in the credit quality of the underlying assets.

AIG 2010 Form 10-K            181

American International Group, Inc., and Subsidiaries

The following table summarizes the gross transaction notional amount, percentage of the total CDO collateral pools and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category:

At December 31, 2010 (in millions)

	Gross Transaction Notional Amount		Ratings							Vintage
ABS Category		Percent of Total
			AAA	AA	A	BBB	BB	<BB	NR	2008	2007	2006	2005+P

RMBS Prime	$1,516	10.44%	0.40%	0.01%	0.10%	0.01%	0.07%	9.85%	0.00%	0.44%	5.96%	3.13%	0.91%

RMBS Alt-A	2,470	17.01%	0.12%	0.08%	0.21%	0.22%	0.03%	16.35%	0.00%	0.53%	4.96%	6.69%	4.83%

RMBS Subprime	2,867	19.75%	0.48%	0.68%	0.38%	0.54%	0.63%	17.04%	0.00%	0.00%	1.06%	1.77%	16.92%

CMBS	3,134	21.59%	0.72%	1.75%	1.92%	2.66%	2.13%	12.27%	0.14%	0.11%	1.98%	9.43%	10.07%

CDO	1,604	11.05%	0.08%	0.59%	0.89%	1.10%	1.16%	7.08%	0.15%	0.00%	0.68%	2.02%	8.35%

Other	2,927	20.16%	4.68%	4.40%	5.28%	3.25%	1.33%	1.08%	0.14%	0.60%	1.17%	5.66%	12.73%

Total	$14,518	100.00%	6.48%	7.51%	8.78%	7.78%	5.35%	63.67%	0.43%	1.68%	15.81%	28.70%	53.81%

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

The following table summarizes gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer, AIGFP's net notional amounts and fair value of derivative liability:

	Gross Transaction Notional Amount		Ratings
At December 31, 2010 (in millions)		Percent of Total
			Aa	A	Baa	Ba	<Ba	NR

Industry Sector
United States
Industrial	$6,017	33.0%	0.1%	3.4%	16.3%	4.0%	6.7%	2.5%
Financial	1,591	8.7%	0.1%	2.9%	3.0%	0.1%	1.7%	0.9%
Utilities	459	2.5%	0.0%	0.1%	2.1%	0.0%	0.2%	0.1%
Other	92	0.5%	0.0%	0.1%	0.1%	0.0%	0.0%	0.3%

Total United States	8,159	44.7%	0.2%	6.5%	21.5%	4.1%	8.6%	3.8%

Non-United States
Industrial	8,101	44.5%	0.2%	5.0%	10.9%	4.7%	4.9%	18.8%
Financial	870	4.8%	0.2%	1.9%	1.4%	0.1%	0.4%	0.8%
Government	557	3.1%	0.0%	1.0%	1.5%	0.2%	0.0%	0.4%
Utilities	329	1.8%	0.0%	0.1%	0.6%	0.0%	0.3%	0.8%
Other	201	1.1%	0.0%	0.7%	0.0%	0.0%	0.0%	0.4%

Total Non-United States	10,058	55.3%	0.4%	8.7%	14.4%	5.0%	5.6%	21.2%

Total gross transaction notional amount	18,217	100.0%	0.6%	15.2%	35.9%	9.1%	14.2%	25.0%

Subordination	5,948

Net Notional Amount	$12,269

Fair Value of Derivative Liability	$171

182            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts, attachment points and inception to date defaults:

(dollars in millions) CDS	Type	Net Notional Amount at December 31, 2010	Attachment Point at Inception(a)	Attachment Point at December 31, 2010(a)	Defaults through December 31, 2010(b)

1	Corporate Debt	$1,554	21.76%	18.94%	6.16%
2	Corporate Debt	5,267	22.00%	20.23%	3.76%
3	Corporate Debt	987	22.14%	20.21%	3.61%
4	Corporate Debt	982	20.80%	18.16%	5.26%
5	Corporate Debt	214	28.00%	27.68%	1.01%
6	Corporate Debt	640	24.00%	22.42%	4.46%
7	Corporate Debt	1,286	24.00%	22.32%	4.63%
8	CLO	171	35.85%	37.78%	3.11%
9	CLO	129	43.76%	43.69%	1.02%
10	CLO	190	44.20%	43.65%	4.31%
11	CLO	77	44.20%	43.65%	4.31%
12	CLO	144	44.20%	43.65%	4.31%
13	CLO	170	31.76%	32.30%	4.14%
14	CLO	338	30.40%	31.12%	0.00%
15	CLO	120	31.23%	29.55%	0.75%

Total		$12,269

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through December 31, 2010 expressed as a percentage of the gross transaction notional amount at December 31, 2010.

Triggers and Settlement Alternatives

    At December 31, 2010, all outstanding regulatory capital CDS transactions and the majority of the arbitrage portfolio (comprising $15.3 billion or 81 percent of the net notional amount for the arbitrage portfolio at December 31, 2010 compared to $25.1 billion or 84 percent of the net notional amount for the arbitrage portfolio at December 31, 2009) have cash-settled structures in respect of a basket of reference obligations, where AIGFP's payment obligations may be triggered by payment shortfalls, bankruptcy and certain other events such as write-downs of the value of underlying assets (see Cash Settlement below). For the remainder of the CDS transactions in respect of the arbitrage portfolio (comprising $3.7 billion or 19 percent of the net notional amount for the arbitrage portfolio at December 31, 2010 compared to $4.9 billion or 16 percent of the net notional amount for the arbitrage portfolio at December 31, 2009), AIGFP's payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security (see Physical Settlement below).

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

AIG 2010 Form 10-K            183

American International Group, Inc., and Subsidiaries

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

184            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

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

    At December 31, 2009, there were $1.6 billion of net notional amount of 2a-7 Puts issued by AIGFP outstanding. During 2010, AIGFP terminated all 2a-7 Puts in respect of notes held by holders other than AIGFP or its affiliates. AIGFP is not a party to any commitments to issue any additional 2a-7 Puts.

    Termination Events.    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with the following net notional amounts, by portfolio, have the right to terminate the transactions early:

At December 31, 2010 (in millions)	Net Notional Amount

Multi-sector CDO	$1,271
Corporate arbitrage	129
Regulatory capital	179

Total	$1,579

    If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

    Certain super senior credit default swaps written for regulatory capital relief, with a net notional amount of $32.6 billion at December 31, 2010, include triggers that require certain actions to be taken by AIG once AIG's rating level falls to certain levels, which, if not taken, give rise to a right of the counterparties to terminate the CDS. Such actions include posting collateral, transferring the swap or providing a guarantee from a more highly rated entity. AIGFP has implemented collateral arrangements in a large majority of these transactions. In the event of a termination of the contract that is caused by AIG's rating downgrade, AIGFP is obligated to compensate the counterparty based on its loss. As a result of AIGFP posting collateral, AIG eliminated the counterparties' right to terminate under this downgrade provision, thereby avoiding the uncertainty of determining the loss from an early termination of a regulatory capital CDS.

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

AIG 2010 Form 10-K            185

American International Group, Inc., and Subsidiaries

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

Regulatory Capital Relief Transactions

    As of December 31, 2010, 85.7 percent of the Capital Markets regulatory capital relief transactions (measured by net notional amount) were subject to CSAs linked to AIG's credit rating and 14.3 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone Master Agreement or similar agreement, under which the aggregate Exposure is calculated with reference to only a single transaction.

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

186            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

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

The following table presents the amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than the Capital Markets super senior credit default swaps subject to the same Master Agreements) as of the periods ended:

(in millions)	December 31, 2009	December 31, 2010	February 16, 2011

Reference to market indices	$60	$19	$10
Expected loss models	20	-	-
Negotiated amount	230	217	216

Total	$310	$236	$226

Arbitrage Portfolio — Multi-Sector CDOs

    In the CDS transactions with physical settlement provisions, in respect of multi-sector CDOs, the standard CSA provisions for the calculation of exposure have been modified, with the exposure amount determined pursuant to an agreed formula that is based on the difference between the net notional amount of such transaction and the market value of the relevant underlying CDO security, rather than the replacement value of the transaction. As of any date, the "market value" of the relevant CDO security is the price at which a marketplace participant would be willing to purchase such CDO security in a market transaction on such date, while the "replacement value of the transaction" is the cost on such date of entering into a credit default swap transaction with substantially the same terms on the same referenced obligation (e.g., the CDO security). In cases where a formula is utilized, a transaction-specific threshold is generally factored into the calculation of exposure, which reduces the amount of collateral required to be posted. These thresholds typically vary based on the credit ratings of AIG and/or the reference obligations, with greater posting obligations arising in the context of lower ratings. For the large majority of counterparties to these transactions, the Master Agreement and CSA cover non-CDS transactions (e.g., interest rate and cross currency swap transactions) as well as CDS transactions. As a result, the amount of collateral to be posted by AIGFP in relation to the CDS transactions will be added to or offset by the amount, if any, of the exposure AIG has to the counterparty on the non-CDS transactions.

Arbitrage Portfolio — Corporate Debt/CLOs

    All of the Capital Markets corporate arbitrage-CLO transactions are subject to CSAs. These transactions are treated the same as other transactions subject to the same Master Agreement and CSA, with the calculation of collateral in accordance with the standard CSA procedures outlined above.

    The vast majority of corporate debt transactions are no longer subject to future collateral postings. In exchange for an upfront payment to an intermediary counterparty, AIGFP has eliminated all future obligations to post collateral on corporate debt transactions that mature after 2011.

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

AIG 2010 Form 10-K            187

American International Group, Inc., and Subsidiaries

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

The following table presents the amount of collateral postings with respect to the Capital Markets super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	December 31, 2009	December 31, 2010	February 16, 2011

Regulatory capital	$310	$236	$226
Arbitrage – multi-sector CDO	3,715	3,013	2,843
Arbitrage – corporate	565	537	527

Total	$4,590	$3,786	$3,596

    The amount of future collateral posting requirements generally is a function of AIG's credit ratings, the rating of the reference obligations and any further decline in the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the lack of observable data and the uncertainty regarding the potential effects on market prices of measures undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it may be required to post in the future.

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

188            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

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

AIG 2010 Form 10-K            189

American International Group, Inc., and Subsidiaries

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

The following table presents the net notional amount and fair value of derivative liability of the multi-sector super senior credit default swap portfolio using the Capital Markets fair value methodology:

	Net Notional Amount		Fair Value Derivative Liability
At December 31, (in millions)
	2010	2009	2010	2009

BET model	$1,819	$2,186	$886	$1,092
Third-party price	1,665	2,466	1,225	1,883
Average of BET model and third-party price	594	193	338	145
Third-party price (European RMBS)	2,611	3,081	1,035	1,298

Total	$6,689	$7,926	$3,484	$4,418

    The fair value of derivative liability recorded on AIGFP's super senior multi-sector CDO credit default swap portfolio represents the cumulative change in fair value of the outstanding derivatives, which represents AIG's best estimate of the amount it would need to pay to a willing, able and knowledgeable third-party to assume the obligations under AIGFP's super senior multi-sector credit default swap portfolio.

190            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Arbitrage Portfolio — Corporate Debt/CLOs

    The valuation of credit default swaps written on portfolios of investment-grade corporate debt and CLOs is less complex than the valuation of super senior multi-sector CDO credit default swaps and the valuation inputs are more transparent and readily available.

    During the third quarter of 2009, AIGFP enhanced its valuation methodology for credit default swaps written on portfolios of investment-grade corporate debt. This new methodology uses a mathematical model that produces results that are more closely aligned with prices received from third parties, rather than relying on market indices. This methodology is widely used by other market participants and uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices as inputs. As of December 31, 2010, one transaction, representing two percent of the total notional amount of the corporate arbitrage transactions, is valued using third-party quotes given its unique attributes.

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

Regulatory Capital Portfolio

    In the case of credit default swaps written to facilitate regulatory capital relief, AIGFP estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 3.16 years. AIGFP has not been required to make any payments as part of terminations initiated by counterparties.

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

    In light of early termination experience to date and after other analyses, AIG determined that there was no unrealized market valuation adjustment for this regulatory capital relief portfolio for the year ended December 31, 2010 other than (1) for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief and (2) for transactions where the counterparty has failed to terminate the transaction early as expected and no longer has any rights to terminate early in the future. During 2009, AIGFP effected the early termination of a CDS transaction written on a European RMBS security of $1.5 billion in net notional amount that was reported as part of Regulatory Capital — Other at a level approximating its fair value at that time. Given its unique structure and concentrated exposure to high loan-to-value Spanish residential mortgages, this transaction had exposed AIGFP to a relatively higher level of liquidity and credit risk than any other regulatory capital CDS exposure, and AIG felt it prudent to terminate the transaction to avoid further deterioration.

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

AIG 2010 Form 10-K            191

American International Group, Inc., and Subsidiaries

Moreover, a decline in the fair value of this portfolio could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period or to AIG's consolidated financial condition.

Key Assumptions Used in the BET model — Multi-Sector CDOs

    The most significant assumption used in the BET model is the estimated price of the individual securities within the CDO collateral pools. The following table summarizes the gross transaction notional weighted average price by ABS category.

	Gross Transaction Notional Weighted Average Price at December 31,
	2010	2009

ABS Category
RMBS Prime	69.49%	64.35%
RMBS Alt-A	43.17	37.47
RMBS Subprime	35.21	29.32
CMBS	52.64	67.14
CDOs	23.57	19.01
Other	71.66	70.62

Total	42.30%	42.75%

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. For the years ended December 31, 2010 and 2009, CDO collateral managers provided market prices for 58.0 percent and 62.8 percent of the underlying securities, respectively. When a price for an individual security is not provided by a CDO collateral manager, AIGFP derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value fixed maturity securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark-quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

    AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG's calculation of the unrealized market valuation loss related to the Capital Markets super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent

192            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the Capital Markets super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs increased during 2010. Further, it is difficult to extrapolate future experience based on current market conditions.

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $6.7 billion net notional amount of CDS written on multi-sector CDOs outstanding at December 31, 2010, a BET value is available for $4.1 billion net notional amount. No BET value is determined for $2.6 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $4.1 billion.

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

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at December 31, 2010 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at December 31, 2010
(dollars in millions)		Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	42 points	Increase of 5 points	$(278)	$(7)	$(25)	$(116)	$(87)	$(30)	$(13)
		Decrease of 5 points	263	8	24	108	85	19	19

Weighted		Increase of 1 year	26	-	2	19	4	1	-
average life	6.21 years	Decrease of 1 year	(54)	(1)	(2)	(42)	(5)	(3)	(1)

Recovery rates	19%	Increase of 10%	(41)	-	(3)	(16)	(19)	(1)	(2)
		Decrease of 10%	27	-	4	13	9	1	-

Diversity score(a)	12	Increase of 5	(10)
		Decrease of 5	37

Discount curve(b)	N/A	Increase of 100bps	20

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

AIG 2010 Form 10-K            193

American International Group, Inc., and Subsidiaries

Corporate Debt

The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) in fair value of derivative liability at December 31, 2010 corresponding to changes in these market credit inputs:

Input Used at December 31, 2010 (in millions)	Increase (Decrease) in Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$16
Effect of a decrease by 10 basis points	$(17)
All base correlations
Effect of an increase by 1%	$5
Effect of a decrease by 1%	$(5)
Assumed recovery rate
Effect of an increase by 1%	$(4)
Effect of a decrease by 1%	$4

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

    The information required by this item is set forth in the Risk Management section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

194            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Item 8.    Financial Statements and Supplementary Data

American International Group, Inc. and Subsidiaries Index to Financial Statements and Schedules

AIG 2010 Form 10-K            195

American International Group, Inc., and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A in the 2010 Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

    As described in Note 2 to the consolidated financial statements, AIG changed the manner in which it accounts for other-than-temporary impairments of fixed maturity securities as of April 1, 2009, as well as the classification of non-controlling interests in partially owned consolidated subsidiaries as of January 1, 2009. Also, as of January 1, 2008, AIG adopted a new framework for measuring fair value and elected an option to report selected financial assets and liabilities at fair value.

    As described in Note 1 to the consolidated financial statements, AIG completed a series of integrated transactions to recapitalize AIG with the Department of Treasury, the Federal Reserve Bank of New York and the AIG Credit Facility Trust on January 14, 2011.

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

196            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

    As described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A in the 2010 Form 10-K, management has excluded Fuji Fire & Marine Insurance Company, from its assessment of internal control over financial reporting as of December 31, 2010 because AIG acquired a controlling interest in Fuji Fire & Marine Insurance Company in 2010. We have also excluded Fuji Fire & Marine Insurance Company from our audit of internal control over financial reporting. The total asset and total revenues of Fuji Fire & Marine Insurance Company constitute approximately 2 percent and less than 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2011

AIG 2010 Form 10-K            197

American International Group, Inc., and Subsidiaries

Consolidated Balance Sheet

(in millions)	December 31, 2010	December 31, 2009

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2010 – $220,669; 2009 – $364,491)	$228,302	$365,551
Bond trading securities, at fair value	26,182	31,243
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2010 – $2,571; 2009 – $6,464)	4,581	9,522
Common and preferred stock trading, at fair value	6,652	8,318
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2010 – $143; 2009 – $119)	19,367	27,461
Finance receivables, net of allowance	870	20,327
Flight equipment primarily under operating leases, net of accumulated depreciation	38,510	44,091
Other invested assets (portion measured at fair value: 2010 – $21,356; 2009 – $18,888)	42,210	45,235
Securities purchased under agreements to resell, at fair value	1,553	2,154
Short-term investments (portion measured at fair value: 2010 – $22,307; 2009 – $23,975)	42,185	47,263

Total investments	410,412	601,165
Cash	1,558	4,400
Accrued investment income	2,960	5,152
Premiums and other receivables, net of allowance	15,713	16,549
Reinsurance assets, net of allowance	25,810	22,425
Current and deferred income taxes	-	4,108
Deferred policy acquisition costs	14,668	40,814
Real estate and other fixed assets, net of accumulated depreciation	2,845	4,142
Unrealized gain on swaps, options and forward transactions, at fair value	5,917	9,130
Goodwill	1,333	6,195
Other assets, including restricted cash of $30,232 in 2010 and $2,907 in 2009 and prepaid commitment asset of $3,628 in 2010 and $7,099 in 2009 (portion measured at fair value: 2010 – $14; 2009 – $288)	40,342	18,976
Separate account assets, at fair value	54,432	58,150
Assets held for sale	107,453	56,379

Total assets	$683,443	$847,585

See Accompanying Notes to Consolidated Financial Statements.

198            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Balance Sheet(Continued)

(in millions, except share data)	December 31, 2010	December 31, 2009

Liabilities:
Liability for unpaid claims and claims adjustment expense	$91,151	$85,386
Unearned premiums	23,803	21,363
Future policy benefits for life and accident and health insurance contracts	31,268	116,001
Policyholder contract deposits (portion measured at fair value: 2010 – $445; 2009 – $5,214)	121,373	220,128
Other policyholder funds	6,758	13,252
Commissions, expenses and taxes payable	2,820	4,950
Insurance balances payable	2,829	4,393
Funds held by companies under reinsurance treaties	610	774
Current and deferred income taxes	2,369	-
Securities sold under agreements to repurchase (portion measured at fair value: 2010 – $2,119; 2009 – $3,221)	2,119	3,505
Securities and spot commodities sold but not yet purchased, at fair value	485	1,030
Unrealized loss on swaps, options and forward transactions, at fair value	5,735	5,403
Trust deposits and deposits due to banks and other depositors (portion measured at fair value: 2010 – $15; 2009 – $15)	892	1,641
Other liabilities	19,353	22,503
Federal Reserve Bank of New York Commercial Paper Funding Facility (portion measured at fair value: 2009 – $2,742)	-	4,739
Federal Reserve Bank of New York credit facility (see Notes 1 and 26)	20,985	23,435
Other long-term debt (portion measured at fair value: 2010 – $12,143; 2009 – $13,195)	85,476	113,298
Separate account liabilities	54,432	58,150
Liabilities held for sale	97,312	48,599

Total liabilities	569,770	748,550

Commitments, contingencies and guarantees (see Note 16)
Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $12 and $211 associated with businesses held for sale in 2010 and 2009, respectively)	434	959
AIG shareholders' equity (see Notes 1 and 26):
Preferred stock
Series E; $5.00 par value; shares issued: 2010 and 2009 – 400,000, at aggregate liquidation value	41,605	41,605
Series F; $5.00 par value; shares issued: 2010 and 2009 – 300,000, aggregate liquidation value: 2010 – 7,543; 2009 – 5,344	7,378	5,179
Series C; $5.00 par value; shares issued: 2010 and 2009 – 100,000, aggregate liquidation value: 2010 and 2009 – $0.5	23,000	23,000
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2010 – 147,124,067; 2009 – 141,732,263	368	354
Treasury stock, at cost; 2010 – 6,660,908; 2009 – 6,661,356 shares of common stock	(873)	(874)
Additional paid-in capital	9,683	6,358
Accumulated deficit	(3,466)	(11,491)
Accumulated other comprehensive income	7,624	5,693

Total AIG shareholders' equity	85,319	69,824

Noncontrolling interests (see Notes 1 and 26):
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	26,358	24,540
Other (including $204 and $2,234 associated with businesses held for sale in 2010 and 2009, respectively)	1,562	3,712

Total noncontrolling interests	27,920	28,252

Total equity	113,239	98,076

Total liabilities and equity	$683,443	$847,585

See Accompanying Notes to Consolidated Financial Statements.

AIG 2010 Form 10-K            199

American International Group, Inc., and Subsidiaries

Consolidated Statement of Income (Loss)

	Years Ended December 31,
(dollars in millions, except per share data)	2010	2009	2008

Revenues:
Premiums and other considerations	$48,029	$51,239	$63,137
Net investment income	20,930	18,987	10,453
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(1,712)	(6,096)	(41,409)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive income	(812)	316	-

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(2,524)	(5,780)	(41,409)
Other realized capital gains (losses)	2,245	570	(5,385)

Total net realized capital losses	(279)	(5,210)	(46,794)
Unrealized market valuation gains (losses) on Capital Markets super senior credit default swap portfolio	598	1,418	(28,602)
Other income	8,023	8,918	(5,034)

Total revenues	77,301	75,352	(6,840)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	45,874	50,015	51,036
Policy acquisition and other insurance expenses	15,820	15,864	20,833
Interest expense	7,859	14,238	15,713
Restructuring expenses and related asset impairment and other expenses	574	1,149	771
Net (gain) loss on sale of properties and divested businesses	(17,767)	1,271	-
Other expenses	7,005	7,122	7,836

Total benefits, claims and expenses	59,365	89,659	96,189

Income (loss) from continuing operations before income tax expense (benefit)	17,936	(14,307)	(103,029)
Income tax expense (benefit):
Current	644	2,802	1,049
Deferred	5,215	(4,291)	(10,732)

Total income tax expense (benefit)	5,859	(1,489)	(9,683)

Income (loss) from continuing operations	12,077	(12,818)	(93,346)
Income (loss) from discontinued operations, net of income tax expense (benefit) (See Note 4)	(2,064)	505	(7,041)

Net income (loss)	10,013	(12,313)	(100,387)

Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	1,818	140	-
Other	355	(1,576)	(984)

Total net income (loss) from continuing operations attributable to noncontrolling interests	2,173	(1,436)	(984)
Net income (loss) from discontinued operations attributable to noncontrolling interests	54	72	(114)

Total net income (loss) attributable to noncontrolling interests	2,227	(1,364)	(1,098)

Net income (loss) attributable to AIG	$7,786	$(10,949)	$(99,289)

Net income (loss) attributable to AIG common shareholders	$1,583	$(12,244)	$(99,689)

Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$14.75	$(93.69)	$(704.26)
Income (loss) from discontinued operations	$(3.15)	$3.21	$(52.59)
Diluted:
Income (loss) from continuing operations	$14.75	$(93.69)	$(704.26)
Income (loss) from discontinued operations	$(3.15)	$3.21	$(52.59)

Weighted average shares outstanding:
Basic	136,585,844	135,324,896	131,714,245
Diluted	136,649,280	135,324,896	131,714,245

See Accompanying Notes to Consolidated Financial Statements.

200            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss)

	Years Ended December 31,
(in millions)	2010	2009	2008

Net income (loss)	$10,013	$(12,313)	$(100,387)

Other comprehensive income (loss):
Cumulative effect of change in accounting principle	-	-	(162)
Income tax benefit (expense) on above change in accounting principle	-	-	57
Unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	2,522	2,048	-
Income tax benefit (expense) on above changes	(1,293)	(724)	-
Unrealized appreciation (depreciation) of all other investments – net of reclassification adjustments	3,640	27,891	(13,966)
Income tax benefit (expense) on above changes	(1,529)	(9,802)	4,948
Foreign currency translation adjustments	(1,873)	2,932	(1,398)
Income tax benefit (expense) on above changes	621	(1,005)	356
Net derivative gains (losses) arising from cash flow hedging activities – net of reclassification adjustments	111	95	(156)
Income tax benefit (expense) on above changes	(17)	(32)	52
Change in retirement plan liabilities adjustment	299	370	(1,325)
Income tax benefit (expense) on above changes	(24)	(16)	352

Other comprehensive income (loss)	2,457	21,757	(11,242)

Comprehensive income (loss)	12,470	9,444	(111,629)
Comprehensive income (loss) attributable to noncontrolling interests	590	(1,116)	(1,369)
Comprehensive income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	1,818	140	-

Comprehensive income (loss) attributable to AIG	$10,062	$10,420	$(110,260)

See Accompanying Notes to Consolidated Financial Statements.

AIG 2010 Form 10-K            201

American International Group, Inc., and Subsidiaries

Consolidated Statement of Equity

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Payments Advanced to Purchase Shares	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- controlling Interests	Total Equity

Balance, January 1, 2008	$-	$344	$(6,685)	$9,382	$(912)	$89,029	$4,643	$95,801	$8,472	$104,273

Consideration received for Series C preferred stock not yet issued	-	-	-	23,000	-	-	-	23,000	-	23,000
Series D issuance	40,000	-	-	-	-	-	-	40,000	-	40,000
Common stock issued	-	24	-	7,319	-	-	-	7,343	-	7,343
Common stock issued under stock plans	-	-	146	(120)	-	-	-	26	-	26
Shares purchased	-	-	(1,912)	-	1,912	-	-	-	-	-
Present value of future contract adjustment payments related to issuance of equity units	-	-	-	(431)	-	-	-	(431)	-	(431)
Payments advanced	-	-	-	-	(1,000)	-	-	(1,000)	-	(1,000)
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	(1,003)	-	(1,003)	-	(1,003)
Net loss attributable to AIG or other noncontrolling interests(a)	-	-	-	-	-	(99,289)	-	(99,289)	(574)	(99,863)
Dividends	-	-	-	-	-	(1,105)	-	(1,105)	-	(1,105)
Other comprehensive loss	-	-	-	-	-	-	(10,971)	(10,971)	(271)	(11,242)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	-	(648)	(648)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	1,651	1,651
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(738)	(738)
Other	-	-	1	338	-	-	-	339	203	542

Balance, December 31, 2008	$40,000	$368	$(8,450)	$39,488	$-	$(12,368)	$(6,328)	$52,710	$8,095	$60,805

Series C issuance	23,000	-	-	(23,000)	-	-	-	-	-	-
Series D exchange for Series E	1,605	-	-	(1,605)	-	-	-	-	-	-
Series F drawdowns	5,344	-	-	-	-	-	-	5,344	-	5,344
Series F commitment fee	(165)	-	-	-	-	-	-	(165)	-	(165)
Common stock issued under stock plans	-	1	176	(177)	-	-	-	-	-	-
Retirement of treasury stock	-	(15)	7,400	(7,385)	-	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	11,826	(9,348)	2,478	-	2,478
Net loss attributable to AIG or other noncontrolling interests(a)	-	-	-	-	-	(10,949)	-	(10,949)	(1,784)	(12,733)
Other comprehensive income	-	-	-	-	-	-	21,369	21,369	388	21,757
Net decrease due to deconsolidation	-	-	-	(97)	-	-	-	(97)	(3,405)	(3,502)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	677	677
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(368)	(368)
Issuance of noncontrolling, nonvoting, callable, junior and senior preferred interests to the Federal Reserve Bank of New York	-	-	-	-	-	-	-	-	24,400	24,400
Net income (loss) attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York	-	-	-	-	-	-	-	-	140	140
Deferred taxes	-	-	-	(818)	-	-	-	(818)	-	(818)
Other	-	-	-	(48)	-	-	-	(48)	109	61

Balance, December 31, 2009	$69,784	$354	$(874)	$6,358	$-	$(11,491)	$5,693	$69,824	$28,252	$98,076

202            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Statement of Equity (Continued)

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Payments Advanced to Purchase Shares	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- controlling Interests	Total Equity

Series F drawdowns	2,199	-	-	-	-	-	-	2,199	-	2,199
Common stock issued under stock plans	-	2	-	(20)	-	-	-	(18)	-	(18)
Equity unit exchange	-	12	-	3,645	-	-	-	3,657	-	3,657
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	-	239	(345)	(106)	-	(106)
Net income attributable to AIG or other noncontrolling interests(a)	-	-	-	-	-	7,786	-	7,786	336	8,122
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York	-	-	-	-	-	-	-	-	1,818	1,818
Other comprehensive income(b)	-	-	-	-	-	-	2,276	2,276	176	2,452
Net decrease due to deconsolidation	-	-	-	-	-	-	-	-	(2,740)	(2,740)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	-	253	253
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	(175)	(175)
Deferred taxes	-	-	-	(332)	-	-	-	(332)	-	(332)
Other	-	-	1	32	-	-	-	33	-	33

Balance, December 31, 2010	$71,983	$368	$(873)	$9,683	$-	$(3,466)	$7,624	$85,319	$27,920	$113,239

(a)
Excludes gains (losses) of $73 million, $280 million, and $(524) million in 2010, 2009, and 2008, respectively, attributable to redeemable noncontrolling interests and net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York of $1.8 billion and $140 million in 2010 and 2009, respectively.

(b)
Excludes $5 million attributable to redeemable noncontrolling interests.

See Accompanying Notes to Consolidated Financial Statements, including Notes 1 and 26 which summarize the pro forma effect of the Recapitalization that closed on January 14, 2011.

AIG 2010 Form 10-K            203

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows

Years Ended December 31, (in millions)	2010	2009	2008

Summary:
Net cash provided by (used in) operating activities	$16,910	$18,584	$(122)
Net cash provided by (used in) investing activities	(10,225)	5,778	47,176
Net cash used in financing activities	(9,261)	(28,997)	(40,734)
Effect of exchange rate changes on cash	39	533	38

Change in cash	(2,537)	(4,102)	6,358
Cash at beginning of period	4,400	8,642	2,284
Reclassification of assets held for sale	(305)	(140)	-

Cash at end of period	1,558	4,400	8,642

Cash flows from operating activities:
Net income (loss)	$10,013	$(12,313)	$(100,387)
(Income) loss from discontinued operations	2,064	(505)	7,041

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net (gains) losses on sales of securities available for sale and other assets	(2,842)	(1,305)	5,020
Net (gains) losses on sales of divested businesses	(17,767)	1,271	-
Unrealized (gains) losses in earnings – net	(1,361)	(4,249)	3,435
Equity in (income) loss from equity method investments, net of dividends or distributions	(1,268)	1,633	7,407
Depreciation and other amortization	11,320	12,074	12,875
Provision for mortgage, other loans and finance receivables	429	1,011	368
Impairments of assets	5,372	9,260	46,158
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	4,223	10,175	11,163
Changes in operating assets and liabilities:
General and life insurance reserves	8,705	5,991	8,098
Premiums and other receivables and payables – net	595	2,282	(5,885)
Reinsurance assets and funds held under reinsurance treaties	(3,510)	(246)	(718)
Capitalization of deferred policy acquisition costs	(9,321)	(8,938)	(11,030)
Other policyholder funds	572	689	400
Current and deferred income taxes – net	4,856	(2,397)	(9,815)
Trading securities	354	993	2,816
Securities sold under agreements to repurchase, net of securities purchased under
agreements to resell	(281)	(18)	13,951
Securities and spot commodities sold but not yet purchased	(545)	(1,663)	(2,027)
Other, net	(1,905)	(1,462)	(959)

Total adjustments	(2,374)	25,101	81,257

Net cash provided by (used in) operating activities – continuing operations	9,703	12,283	(12,089)
Net cash provided by operating activities – discontinued operations	7,207	6,301	11,967

Net cash provided by (used in) operating activities	$16,910	$18,584	$(122)

See Accompanying Notes to Consolidated Financial Statements.

204            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Consolidated Statement of Cash Flows (Continued)

Years Ended December 31, (in millions)	2010	2009	2008

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	$56,213	$39,969	$91,741
Maturities of fixed maturity securities available for sale and hybrid investments	14,657	15,778	14,744
Sales of trading securities	6,313	12,493	22,418
Sales or distributions of other invested assets (including flight equipment)	10,495	10,745	16,354
Sales of divested businesses, net	21,760	5,278	-
Principal payments received on mortgage and other loans receivable	4,276	4,282	4,357
Principal payments received on and sales of finance receivables held for investment	1,134	4,913	5,786
Funding to establish Maiden Lane III LLC	-	-	(5,000)
Purchases of available for sale investments	(79,263)	(58,859)	(94,981)
Purchases of trading securities	(3,003)	(4,854)	(19,717)
Purchases of other invested assets (including flight equipment)	(7,850)	(10,270)	(21,569)
Mortgage and other loans receivable issued	(2,509)	(2,763)	(3,422)
Finance receivables held for investment – originations and purchases	(486)	(3,520)	(6,420)
Net additions to real estate, fixed assets, and other assets	(267)	(341)	(1,023)
Net change in restricted cash	(27,115)	(250)	(2,362)
Net change in short-term investments	(5,233)	(9,021)	(4,421)
Net change in derivative assets and liabilities other than Capital Markets	267	(127)	(1,289)
Other, net	(332)	2,953	48,205 *

Net cash provided by (used in) investing activities – continuing operations	(10,943)	6,406	43,401
Net cash provided by (used in) investing activities – discontinued operations	718	(628)	3,775

Net cash provided by (used in) investing activities	$(10,225)	$5,778	$47,176

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	$19,570	$21,546	$23,713
Policyholder contract withdrawals	(14,897)	(26,258)	(36,875)
Change in commercial paper and other short-term debt	225	(425)	(8,912)
Change in Federal Reserve Bank of New York Commercial Paper Funding Facility borrowings	(5,855)	(10,647)	15,061
Federal Reserve Bank of New York credit facility borrowings	19,900	32,526	96,650
Federal Reserve Bank of New York credit facility repayments	(23,178)	(26,426)	(59,850)
Issuance of other long-term debt	13,046	3,452	107,324
Repayments on other long-term debt	(15,976)	(19,451)	(134,219)
Proceeds from issuance of Series D preferred stock	-	-	40,000
Drawdown on the Department of the Treasury Commitment	2,199	5,344	-
Issuance of common stock	-	-	7,343
Payments advanced to purchase shares	-	-	(1,000)
Cash dividends paid to shareholders	-	-	(1,628)
Other, net	(579)	(671)	(72,800)*

Net cash used in financing activities – continuing operations	(5,545)	(21,010)	(25,193)
Net cash used in financing activities – discontinued operations	(3,716)	(7,987)	(15,541)

Net cash used in financing activities	$(9,261)	$(28,997)	$(40,734)

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$(5,166)	$(5,777)	$(7,437)
Taxes	$(1,002)	$(226)	$(617)
Non-cash financing/investing activities:
Noncontrolling nonvoting callable, junior and senior preferred interests held by Federal Reserve Bank of New York	$-	$25,000	$-
Consideration received for preferred stock not yet issued	$-	$-	$23,000
Interest credited to policyholder contract deposits included in financing activities	$9,294	$12,615	$2,566
Treasury stock acquired using payments advanced to purchase shares	$-	$-	$1,912
Present value of future contract adjustment payments related to issuance of equity units	$-	$-	$431
Long-term debt reduction due to deconsolidations	$-	$775	$-
Exchange of equity units and extinguishment of junior subordinated debentures	$3,657	$-	$-
Non-cash consideration received from sale of ALICO	$9,041	$-	$-
Debt assumed on consolidation of variable interest entities	$2,591	$-	$-
Debt assumed on acquisition	$164	$-	$153

*
Includes $48.5 billion related to change in securities lending invested collateral in investing activities and $72.8 billion related to change in securities lending payable in financing activities.

See Accompanying Notes to Consolidated Financial Statements.

AIG 2010 Form 10-K            205

American International Group, Inc., and Subsidiaries

Index of Notes to Consolidated Financial Statements

		Page

Note 1.	Basis of Presentation and Recent Events	207
Note 2.	Summary of Significant Accounting Policies	212
Note 3.	Segment Information	232
Note 4.	Divested Businesses, Discontinued Operations and Held for Sale Classification	239
Note 5	Business Combination	243
Note 6.	Fair Value Measurements	245
Note 7.	Investments	270
Note 8.	Lending Activities	279
Note 9.	Reinsurance	281
Note 10.	Deferred Policy Acquisition Costs	283
Note 11.	Variable Interest Entities	284
Note 12.	Derivatives and Hedge Accounting	289
Note 13.	Liability for Unpaid Claims and Claims Adjustment Expense and Future Policy Benefits for Life and Accident and Health Insurance Contracts and Policyholder Contract Deposits	300
Note 14.	Variable Life and Annuity Contracts	302
Note 15.	Debt Outstanding	304
Note 16.	Commitments, Contingencies and Guarantees	311
Note 17.	Total Equity and Earnings (Loss) Per Share	330
Note 18.	Statutory Financial Data and Restrictions	336
Note 19.	Share-based Compensation and Other Plans	337
Note 20.	Employee Benefits	343
Note 21.	Ownership	353
Note 22.	Income Taxes	354
Note 23.	Restructuring	360
Note 24.	Quarterly Financial Information (Unaudited)	363
Note 25.	Information Provided in Connection With Outstanding Debt	364
Note 26	Subsequent Events (Unaudited)	373

206            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Recent Events

    American International Group, Inc. (AIG) is a leading international insurance organization with operations in more than 130 countries. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States.

    Since September 2008, AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future. AIG has entered into several important transactions and relationships with the Federal Reserve Bank of New York (FRBNY), the AIG Credit Facility Trust (together with its trustees, acting in their capacity as trustees, the Trust) and the United States Department of the Treasury (the Department of the Treasury) during this period. As a result of the series of integrated transactions to recapitalize AIG, on January 14, 2011, the Department of the Treasury became the holder of 92.2 percent of AIG's outstanding common stock. See Recent Events below for further information and Note 26 to the Consolidated Financial Statements herein for financial information regarding subsequent events.

    The consolidated financial statements include the accounts of AIG, its controlled subsidiaries (through a greater than 50 percent ownership of voting rights of a voting interest entity), and variable interest entities (VIEs) in which AIG is the primary beneficiary. Entities that AIG does not consolidate but in which it holds 20 percent to 50 percent of the voting rights or otherwise has the ability to exercise significant influence are accounted for under the equity method unless AIG has elected the fair value option. On October 29, 2010, AIG completed an initial public offering of 8.08 billion ordinary shares of AIA Group Limited (AIA), upon the completion of which AIG owned approximately 33 percent of AIA's outstanding shares. AIG is accounting for its investment in AIA under the fair value option with gains and losses recorded in Net investment income.

    Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on different fiscal year bases, in most cases ending November 30. The effect on AIG's consolidated financial condition and results of operations of all material events occurring between the fiscal year end and December 31 for all periods presented has been recorded.

    The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All material intercompany accounts and transactions have been eliminated.

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions are those relating to items considered by management in the determination of:

  •
  insurance liabilities, including general insurance unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

  •
  recoverability of assets, including deferred policy acquisition costs (DAC) and flight equipment;

  •
  estimated gross profits for investment-oriented products;

  •
  impairment charges, including other-than-temporary impairments;

  •
  liabilities for legal contingencies;

  •
  estimates with respect to income taxes, including recoverability of deferred tax assets;

AIG 2010 Form 10-K            207

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps (CDS) and AIG's economic interest in Maiden Lane II LLC (ML II) and equity interest in Maiden Lane III LLC (ML III) (together, the Maiden Lane Interests); and

  •
  classification of entities as held for sale or as discontinued operations.

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's consolidated financial condition, results of operations and cash flows could be materially affected.

Revisions and Reclassifications

    Certain reclassifications have been made to prior periods to conform to the current presentation. See Notes 3, 4 and 24 herein for revisions and reclassifications to prior period amounts attributable to discontinued operations.

Out of Period Adjustments

    For the year ended December 31, 2010, AIG recorded out of period adjustments relating to prior years that decreased Income from continuing operations before income taxes and increased Loss from discontinued operations before income taxes by $233 million and $92 million, respectively, and decreased Net income attributable to AIG by $216 million. The out of period adjustments primarily related to the effect of recording impairments on certain consolidated investments held in Institutional Asset Management, which affected the calculation of income taxes, impairments on certain partnership investments held by SunAmerica Financial Group (SunAmerica), certain tax adjustments, and a foreign currency adjustment.

    Had all adjustments been recorded in their appropriate periods, the Net loss attributable to AIG for the year ended December 31, 2009 would have increased by $542 million, from $10.9 billion to $11.5 billion.

    While these adjustments were noteworthy for the periods, after evaluating the quantitative and qualitative aspects of these corrections, AIG concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required. See Note 24 herein for the effects on the unaudited quarterly information for 2010 and 2009.

Recent Events

    AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan and position itself for the future. AIG continually reassesses this plan to maximize value while maintaining flexibility in managing its liquidity and capital.

    AIG recently completed the Recapitalization (described below) and reached multiple milestones in connection with executing its asset disposition plan and raising capital. As a result of the completion of the Recapitalization and other transactions (including sales of businesses, specific asset dispositions and capital raised), as well as AIG's consideration of its financial flexibility (all discussed below) AIG has concluded that it has sufficient liquidity to satisfy its future liquidity requirements, including reasonably foreseeable contingencies or events.

Recapitalization

    On January 14, 2011 (the Closing), AIG completed a series of integrated transactions to recapitalize AIG (the Recapitalization) with the Department of the Treasury, the FRBNY and the Trust, including the repayment of all amounts owed under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Facility).

208            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repayment and Termination of the FRBNY Credit Facility

    At the Closing, AIG repaid to the FRBNY approximately $21 billion in cash, representing complete repayment of all amounts owing under the FRBNY Credit Facility, and the FRBNY Credit Facility was terminated. The funds for the repayment came from the net cash proceeds from AIG's sale of 67 percent of the ordinary shares of AIA Group, Limited (AIA) in its initial public offering and from AIG's sale of American Life Insurance Company (ALICO). These funds were loaned to AIG, in the form of secured limited recourse debt (the SPV Intercompany Loans), from the special purpose vehicles that held the proceeds of the AIA IPO and the ALICO sale (the SPVs, and such loans, the SPV Intercompany Loans). The SPV Intercompany Loans are secured by pledges and any proceeds received from the sale by AIG and certain of its subsidiaries of, among other collateral, all or part of their equity interests in Nan Shan Life Insurance Company, Ltd. (Nan Shan) and International Lease Finance Corporation (ILFC and, together with Nan Shan, the Designated Entities), as well as the remaining AIA ordinary shares held by the AIA SPV and certain of the MetLife, Inc. (MetLife) securities received from the sale of ALICO held by the ALICO SPV. Until their sale on February 1, 2011, AIG Star Life Insurance Company Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison) were also Designated Entities. See Note 26 herein.

Repurchase and Exchange of SPV Preferred Interests

    At the Closing, AIG drew down approximately $20.3 billion (the Series F Closing Drawdown Amount) under the Department of the Treasury's commitment (the Department of the Treasury Commitment (Series F)) pursuant to the Securities Purchase Agreement, dated as of April 17, 2009 (the Series F SPA), between AIG and the Department of the Treasury relating to AIG's Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series F Preferred Stock). The Series F Closing Drawdown Amount was the full amount remaining under the Department of the Treasury Commitment (Series F), less $2 billion that AIG designated to be available after the closing for general corporate purposes under a commitment relating to AIG's Series G Cumulative Mandatory Convertible Preferred Stock, par value $5.00 per share (the Series G Preferred Stock), described below (the Series G Drawdown Right). The right of AIG to draw on the Department of the Treasury Commitment (Series F) (other than the Series G Drawdown Right) was terminated.

    AIG used the Series F Closing Drawdown Amount to repurchase all of the FRBNY's SPV Preferred Interests. AIG transferred the SPV Preferred Interests to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock, described below.

    The Department of the Treasury, so long as it holds SPV Preferred Interests, has the right, subject to existing contractual restrictions, to require AIG to dispose of the remaining AIA common shares held by the AIA SPV and certain of the MetLife securities received from the sale of ALICO held by the ALICO SPV. The consent of the Department of the Treasury, so long as it holds SPV Preferred Interests, will also be required for AIG to take specified significant actions with respect to the Designated Entities, including initial public offerings, sales, significant acquisitions or dispositions and incurrence of specified levels of indebtedness. If any SPV Preferred Interests are outstanding on May 1, 2013, the Department of the Treasury will have the right to compel the sale of all or a portion of one or more of the Designated Entities on terms that it will determine.

    As a result of these transactions, the SPV Preferred Interests are no longer considered permanent equity on AIG's balance sheet, and will be classified as redeemable noncontrolling interests in partially owned consolidated subsidiaries at the Closing.

Issuance of AIG's Series G Preferred Stock

    At the Closing, AIG and the Department of the Treasury amended and restated the Series F SPA to provide for the issuance of 20,000 shares of Series G Preferred Stock by AIG to the Department of the Treasury. The Series G Preferred Stock initially has a liquidation preference of zero, which will increase by the amount of any

AIG 2010 Form 10-K            209

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funds drawn down by AIG under the Series G Drawdown Right from the Closing until March 31, 2012 (or the earlier termination of the Series G Drawdown Right).

    Dividends on the Series G Preferred Stock are payable on a cumulative basis at a rate per annum of 5 percent, compounded quarterly, of the aggregate liquidation preference of the Series G Preferred Stock and may be paid, at AIG's option, in cash or in increases in the liquidation preference.

    The available funding under the Series G Drawdown Right that may be used for general corporate purposes will be reduced by the amount of net proceeds of future AIG equity offerings, and net proceeds from an equity offering in excess of the available funding under the Series G Drawdown Right will be required to be used to pay down any liquidation preference of the Series G Preferred Stock. The Series G Preferred Stock will be redeemable at any time in cash at AIG's option, at a redemption price equal to the liquidation preference plus accrued and unpaid dividends.

    If the Series G Preferred Stock has an outstanding aggregate liquidation preference on March 31, 2012, it will be converted into a number of shares of AIG common stock, par value $2.50 per share (AIG Common Stock), equal to the aggregate liquidation preference plus accrued and unpaid dividends divided by the lesser of $29.29 or 80 percent of the average volume weighted average price over 30 consecutive trading days commencing January 20, 2011.

Exchange of AIG's Series C, E and F Preferred Stock for AIG Common Stock and Series G Preferred Stock

    At the closing of the Recapitalization:

  •
  the shares of AIG's Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (the Series C Preferred Stock), held by the Trust were exchanged for 562,868,096 shares of AIG Common Stock which were subsequently transferred by the Trust to the Department of the Treasury;

  •
  the shares of AIG's Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series E Preferred Stock), held by the Department of the Treasury were exchanged for 924,546,133 shares of AIG Common Stock; and

  •
  the shares of the Series F Preferred Stock held by the Department of the Treasury were exchanged for (a) the SPV Preferred Interests, (b) 20,000 shares of the Series G Preferred Stock and (c) 167,623,733 shares of AIG Common Stock. As a result of the Recapitalization, the Department of the Treasury holds 1,655,037,962 shares of newly issued AIG Common Stock, representing ownership of approximately 92.2 percent of the outstanding AIG Common Stock.

    The issuance of AIG Common Stock in connection with the exchange for the Series C Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock will, in future periods, significantly affect the determination of net income attributable to common shareholders and the weighted average shares outstanding, both of which are used to compute earnings per share.

    AIG entered into a registration rights agreement with the Department of the Treasury that granted the Department of the Treasury registration rights with respect to the shares of AIG Common Stock issued at the Closing, including:

  •
  the right to participate in any registered offering of AIG Common Stock by AIG after the Closing;

  •
  the right to demand no more than twice in any 12-month period that AIG effect a registered market offering of its shares after the earlier of August 15, 2011 and the date of AIG's completion of a primary equity offering;

  •
  the right to engage in at-the-market offerings; and

210            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  subject to certain exceptions, the right to approve the terms, conditions and pricing of any registered offering in which it participates until its ownership falls below 33 percent of AIG's voting securities.

    AIG has the right to:

  •
  raise up to $3 billion (and up to an additional $4 billion with the consent of the Department of the Treasury) by January 14, 2012 in a registered primary offering; and

  •
  if the AIG Board of Directors determines, after consultations with the Department of the Treasury, that due to events affecting AIG's insurance subsidiaries, AIG Parent's reasonably projected aggregate liquidity (cash, cash equivalents and commitments of credit, but not the Series G Drawdown Right) will fall below $8 billion within 12 months of the date of such determination, raise the greater of $2 billion and the amount of the projected deficit;

    Until the Department of the Treasury's ownership of AIG's voting securities falls below 33 percent, the Department of the Treasury will, subject to certain exceptions, have complete control over the terms, conditions and pricing of any offering in which it participates, including any primary offering by AIG. As a result, if AIG seeks to conduct an offering of its equity securities (other than an offering described in the preceding paragraph) the Department of the Treasury may decide to participate in the offering, and to prevent AIG from selling any equity securities.

Issuance to AIG's Common Shareholders of Warrants to Purchase AIG Common Stock

    As part of the Recapitalization, on January 19, 2011, AIG issued to the holders of record of AIG Common Stock on January 13, 2011, by means of a dividend, ten-year warrants to purchase a total of up to 75 million shares of AIG Common Stock at an exercise price of $45.00 per share. None of the Trust, the Department of the Treasury and the FRBNY received these warrants.

Sales of Businesses and Specific Asset Dispositions

  •
  On February 1, 2011, AIG completed the sale of its Japan-based life insurance subsidiaries, AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison), to Prudential Financial, Inc., for $4.8 billion, consisting of $4.2 billion in cash and $0.6 billion in the assumption of third-party debt. See also Note 26 herein.

  •
  On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. (Nan Shan) for $2.16 billion in cash. See also Note 26 herein.

  •
  On November 30, 2010, AIG completed the sale of 80 percent of American General Finance Inc. (AGF) and retained a 20 percent economic (16 percent voting) interest in the AGF business.

  •
  On November 1, 2010, AIG completed the sale of ALICO to MetLife for approximately $16.2 billion ($7.2 billion in cash and the remainder in securities of MetLife).

  •
  On October 29, 2010, AIG sold, in an initial public offering, 8.08 billion shares (or approximately 67 percent) of AIA for $20.51 billion.

    See Note 4 to the Consolidated Financial Statements for additional information on these transactions.

Capital Raised

    On November 30, 2010, AIG issued $2.0 billion in senior debt and on December 8, AIG established a $500 million contingent liquidity facility.

AIG 2010 Form 10-K            211

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    On December 23, 2010, AIG entered into 364-day and three-year bank credit facilities totaling $3 billion and Chartis entered into a one-year $1.3 billion letter of credit facility.

    During 2010, ILFC significantly increased its liquidity position through a combination of new secured and unsecured debt issuances of approximately $9.8 billion and an extension of the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Approximately $4.0 billion of the $9.8 billion in debt issued in 2010 was used to repay loans and accrued interest due to AIG. AIG used the $4.0 billion received from ILFC to reduce the principal amount outstanding under the FRBNY Credit Facility. In addition, during 2010, ILFC agreed to sell 66 aircraft to third parties, of which 60 aircraft, with an aggregate net book value of approximately $2.6 billion, met the criteria to be classified as held for sale. Fifty-seven of the 66 aircraft were sold, of which 51 had been classified as held for sale. These sales generated approximately $2.1 billion in gross proceeds during 2010. At December 31, 2010, nine aircraft were recorded in Assets held for sale on the Consolidated Balance Sheet. The sales of the remaining individual aircraft are expected to be consummated during the first quarter of 2011.

Financial Flexibility Assessment

    In assessing AIG's current financial flexibility and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of AIG's risks and uncertainties, including but not limited to:

  •
  the potential for declines in bond and equity markets;

  •
  the potential effect on AIG if the capital levels of its regulated and unregulated subsidiaries prove inadequate to support current business plans;

  •
  AIG's continued ability to generate cash flow from operations;

  •
  the potential adverse effects on AIG's businesses that could result if there are further downgrades by rating agencies; and

  •
  the potential for regulatory limitations on AIG's business in one or more countries.

    While AIG remains subject to potential financial and liquidity risks and uncertainties, AIG believes the impact of these risks and uncertainties has decreased significantly compared to 2009.

    AIG believes that it has sufficient liquidity to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies and events.

2. Summary of Significant Accounting Policies

    (a) Revenue recognition and expenses:

    Premiums and other considerations: Premiums for short duration contracts and considerations received from retailers in connection with sales of extended service contracts are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums includes the portion of premiums written and other considerations relating to the unexpired terms of coverage.

    Premiums for long duration insurance products and life contingent annuities are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued. Consideration for universal life and investment-type products consists of policy charges for the cost of insurance, administration and surrenders during the period. Policy charges collected with respect to future services are deferred and recognized in a manner similar to DAC related to such products.

212            AIG 2010 Form 10-K

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

  •
  Change in fair value of AIG's interests in ML II, ML III, AIA and MetLife.

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

  •
  Changes in fair value of derivatives except for (1) those instruments at Capital Markets, (2) those instruments that qualify for hedge accounting treatment when the change in the fair value of the hedged item is not reported in net realized capital gains (losses), and (3) those instruments that are designated as economic hedges of financial instruments for which the fair value option has been elected.

  •
  Exchange gains and losses resulting from foreign currency transactions.

    Unrealized market valuation gains (losses) on Capital Markets' super senior credit default swap portfolio: Includes the market valuation gains and losses associated with Capital Markets' super senior credit default swap (CDS) portfolio.

    Other income: Other income includes income from flight equipment and Asset Management operations.

    Income from flight equipment under operating leases is recognized over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional payments contingent on usage. Rental income is recognized at the time such usage occurs, less a provision for estimated future contractual aircraft maintenance reimbursements. Gains and losses on flight equipment are recognized as other income when flight equipment is sold and the risk of ownership of the equipment is passed to the new owner.

    Income from Institutional Asset Management is generally recognized as revenues as services are performed with expenses generally recognized consistent with related revenues.

    Other Income from the operations of Direct Investment business and AIG's Other category consists of the following:

  •
  Change in fair value relating to financial assets and liabilities for which the fair value option has been elected.

AIG 2010 Form 10-K            213

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

  •
  Realized capital gains and losses from the sales of available for sale securities and investments in private equities, joint ventures, limited partnerships and other investments.

  •
  Income earned on real estate based investments and related losses from property level impairments and financing costs.

  •
  Exchange gains and losses resulting from foreign currency transactions.

  •
  Reductions to the cost basis of securities available for sale for other-than-temporary impairments.

  •
  Earnings from hedge funds and limited partnership investments accounted for under the equity method.

    Policyholder benefits and claims incurred: Incurred claims and claims adjustment expenses for short duration insurance contracts consist of the estimated ultimate cost of settling claims incurred within the reporting period, including incurred but not reported claims, plus the changes in estimates of current and prior period losses resulting from the continuous review process. Benefits for long duration insurance contracts consist of benefits paid and changes in future policy benefits liabilities. Benefits for universal life and investment-type products primarily consist of interest credited to policy account balances and benefit payments made in excess of policy account balances except for certain contracts for which the fair value option was elected, for which benefits represent the entire change in fair value (including derivative gains and losses on related economic hedges).

    Restructuring expenses and related asset impairment and other expenses: Restructuring expenses include employee severance and related costs, costs to terminate contractual arrangements, consulting and other professional fees and other costs related to restructuring and divesture activities. Asset impairment includes charges associated with writing down long-lived assets to fair value when their carrying values are not recoverable from undiscounted cash flows. Other expenses include other costs associated with divesting of businesses and costs of employee retention awards.

    Net (gain) loss on sale of divested businesses and properties: Includes gains or losses from the sales of businesses that do not qualify as discontinued operations and sales of previously occupied properties.

    (b) Income taxes: Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. AIG assesses its ability to realize deferred tax assets considering all available evidence, including the earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and the tax planning strategies available to the legal entities when recognizing deferred tax assets. See Note 22 herein for a further discussion of income taxes.

    (c) Held-for-sale and discontinued operations: AIG reports a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year

214            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held for sale. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held for sale.

    AIG reports the results of operations of a business as discontinued operations if the business is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of AIG as a result of a disposal transaction and AIG will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Income (Loss) for current and prior periods commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

    (d) Investments:

    Fixed maturities and equity securities: Bonds held to maturity are carried at amortized cost when AIG has the ability and positive intent to hold these securities until maturity. None of the fixed maturity securities met the criteria for held to maturity classification at December 31, 2010 and 2009. When AIG does not have the positive intent to hold bonds until maturity, these securities are classified as available for sale or as trading and are carried at fair value.

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

    For AIG Parent and its insurance subsidiaries, unrealized gains and losses on investments in trading securities are reported in Net investment income. Unrealized gains and losses from available for sale investments in equity and fixed maturity securities are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred acquisition costs and deferred income taxes, in consolidated shareholders' equity. Investments in fixed maturities and equity securities are recorded on a trade-date basis.

    Trading securities include the investment portfolio of Direct Investment business and the Maiden Lane Interests, all of which are carried at fair value.

    Trading securities for Direct Investment business are held to meet short-term investment objectives and to economically hedge other securities. Trading securities are recorded on a trade-date basis and carried at fair value. Realized and unrealized gains and losses are reflected in Other income.

    For discussion of AIG's other-than-temporary impairment policy, see Note 7 herein.

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

    Impairment of mortgage and other loans receivable is based on certain risk factors, including past due status. For commercial mortgages in particular, risk factors evaluated in monitoring credit quality also include debt

AIG 2010 Form 10-K            215

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service coverage ratio, loan-to-value or the ratio of the loan balance to the estimated value of the property, property occupancy, profile of the borrower and major property tenants, economic trends in the market where the property is located, and condition of the property. Mortgage and other loans receivable are considered impaired when collection of all amounts due under contractual terms is not probable. This impairment is generally measured based on the present value of expected future cash flows discounted at the loan's effective interest rate subject to the fair value of underlying collateral. Interest income on such impaired loans is recognized as cash is received.

    Mortgage and other loans receivable also include policy loans which are carried at unpaid principal amount. There is no allowance for policy loans because these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.

    Finance receivables — net: Finance receivables, which are reported net of unearned finance charges, are held for both investment purposes and for sale. Finance receivables held for investment purposes are carried at amortized cost, which includes accrued finance charges on interest bearing finance receivables, unamortized deferred origination costs, and unamortized net premiums and discounts on purchased finance receivables. The allowance for finance receivable losses is established through the provision for finance receivable losses charged to Other expenses and is maintained at a level considered adequate to absorb probable credit losses in the portfolio. The portfolio is periodically evaluated on a pooled basis and factors such as economic conditions, portfolio composition, and loss and delinquency experience are considered in the evaluation of the allowance.

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

    Flight equipment primarily under operating leases — net: Flight equipment is stated at cost (adjusted for any impairment charges), net of accumulated depreciation. Major additions, modifications and interest are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for certain costs incurred up to but not exceeding contingent rentals paid to ILFC by the lessee. ILFC provides a charge to income for such reimbursements based on the expected reimbursements during the life of the lease. For passenger aircraft, depreciation is generally computed on the straight-line basis to a residual value of approximately 15 percent of the cost of the asset over its estimated useful life of 25 years. For freighter aircraft, depreciation is computed on the straight-line basis to a zero residual value over its useful life of 35 years.

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

216            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    When assets are retired or disposed of, the cost and associated accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain or loss in Other income.

    Accumulated depreciation on flight equipment was $12.9 billion and $13.9 billion at December 31, 2010 and 2009, respectively.

    Other invested assets: Other invested assets consist primarily of investments by AIG's insurance operations in hedge funds, private equity funds, other investment partnerships and direct private equity investments. AIG's remaining 33 percent interest in AIA is also included in Other invested assets.

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

    Other invested assets include direct private equity investments entered into for strategic purposes and not solely for capital appreciation or for income generation. These investments are accounted for under the equity method. AIG is accounting for its investment in 33 percent of AIA's outstanding ordinary shares under the fair value option with gains and losses recorded in Net investment income. See Note 7(c) herein for further information.

    Also included in Other invested assets are real estate held for investment, aircraft asset investments held by non-Financial Services subsidiaries and investments in life settlement contracts. See Note 7(c) herein for further information.

    Securities purchased (sold) under agreements to resell (repurchase), at contract value: Securities purchased under agreements to resell and Securities sold under agreements to repurchase (other than those entered into by the Direct Investment business) generally are accounted for as collateralized borrowing or lending transactions and are recorded at their contracted resale or repurchase amounts plus accrued interest. AIG carries such agreements at fair value based on market observable interest rates and credit spreads. AIG's policy is to take possession of or obtain a security interest in securities purchased under agreements to resell.

    When AIG does not obtain cash collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract (generally less than 90 percent of the security value), AIG accounts for the transaction as a sale of the security and reports the obligation to repurchase the security as a derivative contract. Where securities are carried in the available for sale category, AIG records a gain or loss in income. Where changes in fair value of securities are recognized through income, no additional gain or loss is recognized. The fair value of securities transferred under repurchase agreements accounted for as sales was $2.7 billion and $2.3 billion at December 31, 2010 and December 31, 2009, respectively, and the related cash collateral obtained was $2.1 billion and $1.5 billion at December 31, 2010 and December 31, 2009, respectively.

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

AIG 2010 Form 10-K            217

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (e) Cash: Cash represents cash on hand and non-interest bearing demand deposits.

    (f) Premiums and other receivables: Premiums and other receivables includes premium balances receivable, amounts due from agents and brokers and insureds, trade receivables for Direct Investment business and Capital Markets and other receivables. Trade receivables for Capital Markets include receivables from derivative counterparties. The allowance for doubtful accounts on premiums and other receivables was $515 million and $537 million at December 31, 2010 and 2009, respectively.

    (g) Reinsurance assets — net: Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of AIG's reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. The allowance for doubtful accounts on reinsurance assets was $493 million and $440 million at December 31, 2010 and 2009, respectively.

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

218            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For contracts accounted for at fair value, policy acquisition costs are expensed as incurred and not deferred or amortized.

    (i)  Real estate and other fixed assets — net:  The cost of buildings and furniture and equipment is depreciated principally on the straight-line basis over their estimated useful lives (maximum of 40 years for buildings and ten years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for betterments are capitalized and depreciated. AIG periodically assesses the carrying value of its real estate for purposes of determining any asset impairment.

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

    Accumulated depreciation on real estate and other fixed assets was $3.6 billion and $5.4 billion at December 31, 2010 and 2009, respectively.

    (j)  Unrealized gain and Unrealized loss on swaps, options and forward transactions:  Interest rate, currency, equity and commodity swaps, credit contracts (including Capital Markets' super senior credit default swap portfolio), swaptions, options and forward transactions are accounted for as derivatives recorded on a trade-date basis, and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. In certain instances, a contract's transaction price is the best indication of initial fair value. Aggregate asset or liability positions are netted on the Consolidated Balance Sheet only to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted by AIG with counterparties in conjunction with these transactions is reported as a reduction of the corresponding net derivative liability, while cash collateral received by AIG in conjunction with these transactions is reported as a reduction of the corresponding net derivative asset.

    (k)  Goodwill:  Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. During 2010, AIG performed goodwill impairment tests at March 31, June 30, September 30, in connection with the announced sales of ALICO, AIG Star and AIG Edison and again at December 31, 2010.

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

AIG 2010 Form 10-K            219

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In connection with the announced sale of ALICO on March 7, 2010 and management's decision that ALICO met the held-for-sale criteria on March 31, 2010, total goodwill of $4.6 billion associated with the Foreign Life Insurance & Retirement Services — Japan operating segment was allocated between ALICO and the AIG Star and AIG Edison reporting unit (Reporting Unit) based on their relative fair values as of March 31, 2010. This resulted in $3.3 billion and $1.3 billion of goodwill being allocated to ALICO and the AIG Star and AIG Edison Reporting Unit, respectively for the purpose of assessing goodwill impairment. Management initially tested goodwill for impairment in both reporting units and determined the fair values of ALICO and AIG Star and AIG Edison exceeded book value at March 31, 2010, by 1 percent and 51 percent, respectively, and, therefore, the goodwill of these reporting units was considered not impaired at that time. The fair value of ALICO used to test goodwill for impairment at March 31, 2010 was determined by AIG by considering, among other information, a third-party valuation at March 31, 2010 of the announced proceeds from the sale of ALICO to MetLife.

    At June 30, 2010, AIG estimated the fair value of ALICO and determined it to be less than its carrying value. Accordingly, AIG performed the second step of the goodwill impairment analysis and estimated the implied fair value of the goodwill allocated to ALICO by measuring the excess of the estimated fair value of ALICO over the amounts that would be assigned to ALICO's assets and liabilities in a hypothetical business combination. Based on the results of the goodwill impairment test, AIG determined that all of the goodwill allocated to ALICO should be impaired and, accordingly, recognized a goodwill impairment charge of $3.3 billion in the second quarter of 2010. The fair value of ALICO used to test goodwill for impairment at June 30, 2010 was determined by updating the fair value of ALICO determined at March 31, 2010 discussed above.

    In connection with the announced sale of AIG Star and AIG Edison on September 30, 2010 and management's determination that the Reporting Unit met the held-for-sale criteria, management tested the $1.3 billion of goodwill of the Reporting Unit for impairment. AIG estimated the fair value of the Reporting Unit based on the consideration to be received pursuant to the agreement with Prudential Financial Inc. and determined the fair value to be less than its carrying value. Accordingly, AIG performed the second step of the goodwill impairment analysis and estimated the implied fair value of the goodwill allocated to the Reporting Unit by measuring the excess of the estimated fair value of the Reporting Unit over the amounts that would be assigned to the Reporting Unit's assets and liabilities in a hypothetical business combination. Based on the results of the goodwill impairment test, AIG determined that all of the goodwill allocated to the Reporting Unit should be impaired and, accordingly, recognized a goodwill impairment charge of $1.3 billion in the third quarter of 2010.

    At December 31, 2010, AIG performed its annual goodwill impairment test. Based on the results of the goodwill impairment test, AIG concluded that the remaining goodwill was not impaired.

220            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in goodwill by reportable segment:

(in millions)	Chartis	SunAmerica Financial Group	Financial Services	Other	Total

Balance at December 31, 2008:
Goodwill – gross	$2,405	$1,301	$791	$6,540	$11,037
Accumulated impairments	(1,196)	(1,220)	(791)	(878)	(4,085)

Net goodwill	1,209	81	-	5,662	6,952

Increase (decrease) due to:
Goodwill impairments	-	(81)	-	(612)	(693)
Sales of business units	-	-	-	(83)	(83)
Consolidation/Deconsolidation(a)	-	-	-	(477)	(477)
Other(b)	75	-	-	13	88
Activity of discontinued operations	-	-	-	424	424
Reclassified to Assets of businesses held for sale	-	-	-	(16)	(16)

Balance at December 31, 2009:
Goodwill – gross	$2,480	$1,301	$791	$6,401	$10,973
Accumulated impairments	(1,196)	(1,301)	(791)	(1,490)	(4,778)

Net goodwill	$1,284	$-	$-	$4,911	$6,195

Increase (decrease) due to:
Acquisition	33	-	-	-	33
Sales of business units	-	-	-	(69)	(69)
Other(b)	16	-	-	(86)	(70)
Goodwill impairment included in discontinued operations	-	-	-	(4,625)	(4,625)
Dispositions(c)	-	-	-	(131)	(131)

Balance at December 31, 2010:
Goodwill – gross	$2,529	$1,301	$791	$1,490	$6,111
Accumulated impairments	(1,196)	(1,301)	(791)	(1,490)	(4,778)

Net goodwill	$1,333	$-	$-	$-	$1,333

(a)
Represents increase/decrease in AIG's ownership of consolidated investments.

(b)
Includes foreign exchange translation and purchase price adjustments (PPA).

(c)
Reflects the deconsolidation of AIA.

    (l)  Other assets:  Other assets consists of a prepaid commitment fee asset related to the FRBNY Credit Agreement, prepaid expenses, including deferred advertising costs, sales inducement assets, deposits, other deferred charges, restricted cash, including net cash proceeds from the AIA initial public offering and ALICO sale held in escrow pending the January 14, 2011 closing of the Recapitalization transactions and intangible assets other than goodwill. The prepaid commitment fee asset related to the FRBNY Credit Agreement was amortized as interest expense ratably over the five-year term of the agreement, accelerated for actual pay-downs that reduce the total credit available. The remaining unamortized prepaid commitment fee asset of $3.6 billion at December 31, 2010 will be derecognized by AIG through earnings upon the closing of the Recapitalization on January 14, 2011. See Note 26 herein for additional information on the Recapitalization.

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

AIG 2010 Form 10-K            221

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recoverability. Deferred advertising costs totaled $200 million and $207 million at December 31, 2010 and 2009, respectively. The amount of expense amortized into income was $40 million, $173 million and $483 million, for the years ended 2010, 2009 and 2008, respectively.

    AIG offers sales inducements, which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contractholder are recognized as part of the liability for policyholders' contract deposits in the Consolidated Balance Sheet. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception, and AIG must demonstrate that such amounts are incremental to amounts AIG credits on similar contracts without bonus interest, and are higher than the contract's expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $856 million and $1.3 billion at December 31, 2010 and 2009, respectively. The amortization expense associated with these assets is reported within Policyholder benefits and claims incurred in the Consolidated Statement of Income (Loss). Such amortization expense totaled $194 million, $215 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

    All commodities are recorded at the lower of cost or fair value. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Lower of cost or fair value reductions in commodity positions and unrealized gains and losses in related derivatives are reflected in Other income.

    See Note 12 herein for a discussion of derivatives.

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

    (o)  Future policy benefits for life and accident and health contracts and Policyholder contract deposits:  The liability for future policy benefits and policyholder contract deposits are established using assumptions described in Note 13 herein. Future policy benefits for life and accident and health insurance contracts include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Also included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant has agreed to settle a general insurance claim in exchange for fixed payments over a fixed determinable period of time with a life contingency feature. Structured settlement liabilities are presented on a discounted basis as the settled claims are fixed and determinable. Policyholder contract deposits include AIG's liability for (a) certain guarantee benefits accounted for as embedded derivatives at fair value, (b) annuities issued in a structured settlement arrangement with no life contingency and (c) certain contracts that AIG has elected to account for at fair value beginning in 2008.

    See Note 6 herein for additional fair value disclosures.

    (p)  Other policyholder funds:  Other policyholder funds are reported at cost and include any policyholders' funds on deposit that encompass premium deposits and similar items.

222            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (q)  Securities and spot commodities sold but not yet purchased, at fair value:  Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Also included are obligations under gold leases, which are accounted for as a debt host with an embedded gold derivative which are accounted for under the fair value option.

    (r)  Other liabilities:  Other liabilities consist of other funds on deposit, and other payables. AIG has entered into certain insurance and reinsurance contracts, primarily in its Chartis segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheet. Net proceeds of these deposits are invested and generate Net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Also included in Other liabilities are trade payables for Direct Investment business and Capital Markets which include option premiums received and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due to clearing brokers and exchanges.

    (s)  FRBNY Credit Facility:  In 2008, AIG obtained funding under the FRBNY Credit Facility . Amounts borrowed under the FRBNY Credit Facility are carried at the principal amount borrowed and also include accrued compounding interest and fees.

    (t)  Long-Term Debt:  AIG's funding consists, in part, of medium and long-term debt. Long-term debt is carried at the principal amount borrowed, net of unamortized discounts or premiums. See Note 15 herein for additional information. Long-term debt also includes liabilities connected to trust preferred stock principally related to outstanding securities issued by SunAmerica Financial Group, Inc. (SAFG, Inc.), a wholly owned subsidiary of AIG, (formerly AIG Life Holdings, Inc.). Cash distributions on such preferred stock are accounted for as interest expense.

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

    (v)  Foreign Currency:  Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income (loss), net of any related taxes, in consolidated shareholders' equity. Functional currencies are generally the currencies of the local operating environment. Financial statement accounts expressed in currencies other than the functional currency of a consolidated entity are translated into that entity's functional currency. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income.

    (w)  Noncontrolling Interests:  Noncontrolling nonvoting, callable, junior and senior preferred interests held by the FRBNY:  Represents preferred interests in two wholly-owned SPVs formed to hold all the common stock of AIA and ALICO. The preferred interests were measured at fair value on their issuance date. AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the FRBNY Credit Facility. The preferred interests have a liquidation preference of $25 billion and have a preferred return of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter. The preferred return is reflected in Income (loss) from continuing operations attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the FRBNY in the Consolidated Statement of Income (Loss). The difference between the preferred interests' fair value and the initial liquidation preference will be amortized and

AIG 2010 Form 10-K            223

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in Income (loss) from continuing operations attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the FRBNY. These noncontrolling interests, other than the senior preferred interests in the ALICO SPV, which were redeemed in full, were transferred to the Department of the Treasury as part of the January 14, 2011 Recapitalization transactions.

    Other Noncontrolling interests:  Includes the equity interest of outside shareholders in AIG's consolidated subsidiaries and includes the preferred shareholders' equity in outstanding preferred stock of ILFC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock or interest are accounted for as interest expense. This preferred stock consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction, provided such auctions are able to occur. At the present time, there is no ability to conduct such auctions, therefore, the MAPS certificate of determination dictates that a maximum applicable rate, as defined in the certificate of determination, be paid on the MAPS. At December 31, 2010, the dividend rate for each of the Series A and Series B MAPS was 0.53 percent and 0.61 percent respectively.

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

    See Note 17 herein for additional earnings (loss) per share disclosures.

    (y)  Recent Accounting Standards:

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

    In October 2010, the FASB issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is permitted. AIG has not determined whether it will adopt this new standard prospectively or retrospectively. The accounting standard update will result in a decrease of the amount of capitalized costs in connection with the acquisition or renewal of insurance contracts. AIG is currently assessing the effect of adoption of this new standard on its consolidated financial condition, results of operations and cash flows.

224            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Adopted During 2010

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

Consolidation of Variable Interest Entities

    In June 2009, the FASB issued an accounting standard that amends the guidance addressing consolidation of certain variable interest entities with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The new standard also requires enhanced financial reporting by enterprises involved with variable interest entities.

The following table summarizes the two methods applied by AIG and the amount and classification in the Consolidated Balance Sheet of the assets and liabilities consolidated as a result of the adoption of the new standard on January 1, 2010:

	Transition Methods
(in millions)	Fair Value Option	Carrying Value	Total

Assets:
Bond trading securities, at fair value	$1,239	$1,262	$2,501
Mortgage and other loans receivable	-	1,980	1,980
Other invested assets	-	480	480
Other asset accounts	194	150	344
Assets held for sale	4,630	-	4,630

Total Assets	$6,063	$3,872	$9,935

Liabilities:
FRBNY commercial paper funding facility	$1,088	$-	$1,088
Other long-term debt	-	1,533	1,533
Other liability accounts	1	31	32
Liabilities held for sale	4,525	-	4,525

Total Liabilities	$5,614	$1,564	$7,178

    The cumulative effect adjustment of electing the fair value option was not material to AIG's accumulated deficit.

AIG 2010 Form 10-K            225

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

Disclosure about the Credit Quality of Financing Receivables

    In July 2010, the FASB issued guidance to enhance disclosures about the credit quality of financing receivables that are not measured at fair value. This guidance requires a greater level of disaggregated information about the credit quality of financing receivables and the related allowance for credit losses. In addition, this guidance requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. The disclosures as of the end of a reporting period became effective for interim and annual reporting periods ended on or after December 15, 2010 and are included herein. The disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued an accounting standard update that temporarily defers the effective date for disclosures on modifications of financing receivables by creditors.

226            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Adopted During 2009

Business Combinations

    In December 2007, the FASB issued an accounting standard that changed the accounting for business combinations in a number of ways, including broadening the transactions or events that are considered business combinations; requiring an acquirer to recognize 100 percent of the fair value of certain assets acquired, liabilities assumed and noncontrolling (i.e., minority) interests; and recognizing contingent consideration arrangements at their acquisition-date fair values with subsequent changes in fair value generally reflected in earnings, among other changes.

    AIG adopted the new business combination standard for business combinations for which the acquisition date is on or after January 1, 2009. The adoption of the new standard did not have a material effect on AIG's consolidated financial position, results of operations or cash flows at and for the year ended December 31, 2009, but will affect the future accounting for business combinations, if any, as well as goodwill impairment assessments. See Note 5 herein for further discussion.

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

    AIG adopted the new standard on January 1, 2009 and applied it prospectively, except for presentation and disclosure requirements. The Consolidated Statement of Income (Loss) for the year ended December 31, 2008 has been retrospectively recast to include net income (loss) attributable to both the controlling and noncontrolling interests.

    Noncontrolling interests also includes junior and senior non-voting, callable preferred interests issued in connection with the $25 billion reduction in the outstanding balance and maximum borrowing commitment under the FRBNY Credit Facility. See Note 17 herein for further discussion.

Disclosures about Derivative Instruments and Hedging Activities

    In March 2008, the FASB issued an accounting standard that requires enhanced disclosures about (a) how and why AIG uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect AIG's consolidated financial condition, results of operations, and cash flows. AIG adopted the new standard on January 1, 2009. See Note 12 herein for related disclosures.

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

AIG 2010 Form 10-K            227

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

Recognition and Presentation of Other-Than-Temporary Impairments

    In April 2009, the FASB issued an accounting standard that requires a company to recognize the credit component of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in accumulated other comprehensive income when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changed the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold until recovery. The standard does not change the recognition of other-than-temporary impairment for equity securities. The standard requires additional disclosures in interim and annual reporting periods for fixed maturity and equity securities. See Note 7 herein for the expanded disclosures.

    AIG adopted the new standard on April 1, 2009 and recorded an after-tax cumulative effect adjustment to increase AIG shareholders' equity by $2.5 billion as of April 1, 2009, consisting of a decrease in Accumulated deficit of $11.8 billion and an increase to Accumulated other comprehensive loss of $9.3 billion, net of tax. The net increase in AIG's shareholders' equity was due to a reversal of a portion of the deferred tax asset valuation allowance for certain previous non-credit impairment charges directly attributable to the change in accounting principle (see Note 22 herein). The cumulative effect adjustment resulted in an increase of approximately $16 billion in the amortized cost of fixed maturity securities, which has the effect of significantly reducing the accretion of investment income over the remaining life of the underlying securities, beginning in the second quarter of 2009. The effect of the reduced investment income will be offset, in part, by a decrease in the amortization of deferred policy acquisition costs (DAC) and sales inducements assets (SIA).

    The new standard is expected to reduce the level of other-than-temporary impairment charges recorded in earnings for fixed maturity securities due to the following required changes in AIG's accounting policy for other-than-temporary impairments (see Note 7 herein for a more detailed discussion of the changes in policy):

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

228            AIG 2010 Form 10-K

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

Employers' Disclosures about Postretirement Benefit Plan Assets

    In December 2008, the FASB issued an accounting standard that requires more detailed disclosures about an employer's plan assets, including the employer's investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair values of plan assets. The new standard was effective for fiscal years ending after December 15, 2009. The adoption of the new standard had no effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 20 herein for disclosures.

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

Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)

    In September 2009, the FASB issued an accounting standard that permits, as a practical expedient, a company to measure the fair value of an investment that is within the scope of the update on the basis of the net asset value per share of the investment (or its equivalent) if that value is calculated in accordance with fair value as defined by the FASB. The standard also requires enhanced disclosures. The new standard applies to investment companies that do not have readily determinable fair values such as certain hedge funds and private equity funds. The new standard was effective for interim and annual periods ending after December 15, 2009. The adoption of the new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 6 herein for disclosure.

AIG 2010 Form 10-K            229

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting and Reporting for Decreases in Ownership of a Subsidiary

    In January 2010, the FASB issued an accounting standard that clarifies that the partial sale and deconsolidation provisions of the accounting standards addressing consolidation should be applied to (1) a business that is not in the legal form of a subsidiary, (2) transactions with equity method investees and joint ventures, (3) exchanges of groups of assets that constitute businesses for noncontrolling interests in other entities and (4) the deconsolidation of a subsidiary that does not qualify as a business if the substance of the transaction is not addressed directly by other guidance, and that the accounting standards addressing consolidation do not apply to the sales of in-substance real estate. The adoption of the new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Accounting Standards Adopted During 2008

Fair Value Measurements and Fair Value Option

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

    AIG adopted the standard on January 1, 2008, its required effective date. The standard was applied prospectively, except for certain stand-alone derivatives and hybrid instruments, which were applied as a cumulative effect of change in accounting principle to retained earnings at January 1, 2008. The cumulative effect, net of taxes, of adopting the standard on AIG's Consolidated Balance Sheet was an increase in retained earnings of $4 million.

    The most significant effect of adopting the standard on AIG's consolidated results of operations for 2008 related to changes in fair value methodologies with respect to both liabilities already carried at fair value, primarily hybrid notes and derivatives, and newly elected liabilities measured at fair value. Specifically, the incorporation of AIG's own credit spreads and the incorporation of explicit risk margins (embedded policy derivatives at transition only) resulted in a increase in pre-tax loss of $1.8 billion ($1.2 billion after tax) for 2008. The effects of the changes in AIG's own credit spreads on pre-tax income for Direct Investment business and Capital Markets was an increase of $1.4 billion for 2008. The effect of the changes in counterparty credit spreads for assets measured at fair value at Direct Investment business and Capital Markets was a decrease in pre-tax income of $10.7 billion for 2008.

    See Note 6 herein for additional disclosures.

    In February 2007, the FASB issued an accounting standard that permits entities to choose to measure at fair value many financial instruments and certain other items that are not required to be measured at fair value. Subsequent changes in fair value for designated items are required to be reported in income. The standard also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. The standard permits the fair value option election on an instrument-by-instrument basis for eligible items existing at the adoption date and at initial recognition of an asset or liability, or upon most events that give rise to a new basis of accounting for that instrument.

    AIG adopted the standard on January 1, 2008, its required effective date. The adoption of the standard with respect to elections made for its domestic and foreign life insurance businesses resulted in an after-tax decrease to 2008 opening retained earnings of $559 million. The adoption of this standard with respect to elections made by Direct Investment business and Capital Markets resulted in an after-tax decrease to 2008 opening retained

230            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings of $448 million. Included in this amount are net unrealized gains of $105 million that were reclassified to retained earnings from accumulated other comprehensive income (loss) related to available for sale securities recorded in the consolidated balance sheet at January 1, 2008 for which the fair value option was elected.

    See Note 6 herein for additional fair value disclosures.

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

Offsetting of Amounts Related to Certain Contracts

    In April 2007, the FASB issued an accounting standard that permitted companies to offset cash collateral receivables or payables against derivative instruments under certain circumstances. AIG adopted the provisions of the standard effective January 1, 2008, which required retrospective application to all prior periods presented. At December 31, 2008, the amounts of cash collateral received and posted that were offset against net derivative positions totaled $7.1 billion and $19.2 billion, respectively. The cash collateral received and paid related to Capital Markets derivative instruments was previously recorded in Other liabilities and Premiums and other receivables. Cash collateral received related to AIG and its subsidiaries (other than Capital Markets) derivative instruments was previously recorded in Other liabilities.

Disclosures about Credit Derivatives and Certain Guarantees

    In September 2008, the FASB issued an accounting standard that requires additional disclosures by sellers of credit derivatives, including derivatives embedded in a hybrid instrument. The standard also requires an additional disclosure about the current status of the payment/performance risk of a guarantee. The additional disclosures are included in Note 12 herein.

Fair Value of Financial Assets in Inactive Markets

    In October 2008, the FASB issued an accounting standard that provides guidance clarifying certain aspects with respect to the fair value measurements of a security when the market for that security is inactive. AIG adopted this guidance in the third quarter of 2008. The effects of adopting this standard on AIG's consolidated financial condition, results of operations and cash flows were not material.

Disclosures about Transfers of Financial Assets and Variable Interest Entities

    In December 2008, the FASB issued an accounting standard that amends and expands the disclosure requirements regarding transfers of financial assets and a company's involvement with variable interest entities. The standard was effective for interim and annual periods ending after December 15, 2008. Adoption of the standard did not affect AIG's financial condition, results of operations or cash flow, as only additional disclosures were required. The additional disclosures are included in Note 11 herein.

AIG 2010 Form 10-K            231

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendment to Impairment Guidance

    In January 2009, the FASB issued an accounting standard that amends the impairment guidance on recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The standard also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements related to the accounting for certain investments in fixed maturity and equity securities and other related guidance. AIG adopted this guidance in the fourth quarter of 2008. The effects of adopting the standard on AIG's consolidated financial condition, results of operations and cash flows were not material.

3. Segment Information

    AIG reports the results of its operations through three reportable segments: Chartis, SunAmerica and Financial Services. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations and net (gains) losses on sales of divested businesses, because AIG believes that this provides more meaningful information on how its operations are performing.

    In order to align financial reporting with changes made during 2010 to the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, the following changes were made to AIG's segment information.

  •
  As a result of the IPO of AIA on October 29, 2010, the results of AIA for the eleven-month period of AIG's ownership are now presented in AIG's Other operations category as part of Divested businesses. Divested businesses include the historical results of divested entities that did not meet the criteria for discontinued operations accounting as well as certain non-core businesses currently in run-off. As a result, AIG no longer has a Foreign Life Insurance & Retirement Services reportable segment.

  •
  As a result of AIG's sale of ALICO and AGF, discussed in Note 1 herein, these businesses are presented in discontinued operations and are no longer reported as part of the Foreign Life Insurance & Retirement Services and Financial Services segments, respectively. AIG's remaining foreign life and consumer finance businesses are now reported in AIG's Other operations category as part of Divested businesses.

  •
  As a result of AIG's entering into an agreement to sell AIG Star and AIG Edison, AIG Star and AIG Edison are presented in discontinued operations and are no longer reported as part of the Foreign Life Insurance & Retirement Services segment.

  •
  During 2010, AIG's Asset Management Group undertook the management responsibilities for non-derivative assets and liabilities of the Capital Markets businesses of the Financial Services segment. The assets are being managed by the Asset Management Group in concert with the Matched Investment Program (MIP) to service the associated liabilities. Accordingly, gains and losses related to these assets and liabilities, primarily consisting of credit valuation adjustment gains and losses are reported in AIG's Other operations category as part of Asset Management — Direct Investment business.

  •
  Intercompany interest related to loans from AIG Funding, Inc. (AIG Funding) to AIGFP is no longer being allocated to Capital Markets from Other operations.

    The remaining Capital Markets derivatives business continues to be reported in the Financial Services segment as part of Capital Markets results.

    Prior periods have been revised to conform to the current period presentation for the above changes.

232            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The reportable segments and their respective operations are as follows:

    Chartis:    AIG's General Insurance subsidiaries, branded as Chartis, are multi-line companies writing substantially all lines of property and casualty insurance in the U.S. and internationally. Revenues in Chartis represent general insurance Premiums and other considerations, Net investment income and Net realized capital gains (losses). AIG's principal general insurance operations are as follows:

    Chartis U.S. writes substantially all classes of business insurance in the U.S. and Canada accepting such business mainly from insurance brokers.

    Chartis International writes both commercial and consumer lines of insurance through a network of branches and foreign based insurance subsidiaries. It also writes a small amount of life insurance (primarily traditional life products), particularly in the newly acquired Japanese business, Fuji Fire & Marine Insurance Company Limited (Fuji). Chartis International uses various marketing methods and multiple distribution channels to write both commercial and consumer lines insurance with certain refinements for local laws, customs and needs. Chartis International is established around four regional centers, Asia Pacific, Emerging Markets, Europe and the Far East.

    Each of the Chartis operating segments is comprised of groupings of major products and services as follows: Chartis U.S. is comprised of commercial and personal lines insurance products and services sold in the U.S. and Canada; and Chartis International is comprised of general insurance products and services sold overseas.

    SunAmerica:    SunAmerica offers a comprehensive suite of products and services to individuals and groups including term life, universal life, accident and health, fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. SunAmerica offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms.

    The SunAmerica segment is presented as two operating segments — Domestic Life Insurance, which focuses on mortality and morbidity based protection products, and Domestic Retirement Services, which focuses on investment, retirement savings and income solutions.

    Financial Services:    AIG's Financial Services subsidiaries engage in diversified activities including commercial aircraft leasing and the remaining Capital Markets' portfolios, which are conducted through ILFC and AIGFP, respectively. Following the classification of AGF as discontinued operations in the third quarter of 2010 (see Note 4 to the Consolidated Financial Statements), AIG's remaining consumer finance businesses are now reported in AIG's Other operations category as part of Divested businesses.

    The remaining capital markets derivatives business continues to be reported in the Financial Services segment as part of Capital Markets results.

    Prior periods have been revised to conform to the current period presentation for the above changes.

    Other Operations:    AIG's Other operations includes results from Parent & Other operations, after allocations to AIG's business segments, Mortgage Guaranty operations, Asset Management operations, and results from those divested businesses not included in Discontinued operations.

    AIG's Parent & Other operations consist primarily of interest expense, intercompany interest income that is eliminated in consolidation, restructuring costs, expenses of corporate staff not attributable to specific reportable segments, expenses related to efforts to improve internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate-level net realized capital gains and losses, certain litigation-related charges and net gains and losses on sale of divested businesses and properties that did not qualify for discontinued operations accounting treatment. In addition, fair value gains or losses on AIG's

AIG 2010 Form 10-K            233

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remaining interest in AIA and in the MetLife securities received as consideration from the sale of ALICO are included in Other operations.

    Divested businesses include results of certain businesses that have been divested but do not meet the criteria for discontinued operations accounting (including AIA prior to its being deconsolidated as a result of its initial public offering), as well as certain non-core businesses currently in run-off.

    Year-end identifiable assets presented in the following tables include assets of businesses held for sale at December 31, 2010 and 2009.

The following table presents AIG's operations by reportable segment:

	Reportable Segments
						Consolidation and Eliminations
(in millions)	Chartis	SunAmerica	Financial Services	Other	Total		Consolidated

2010
Total revenues	$37,196	$14,747	$5,657	$20,425	$78,025	$(724)	$77,301
Other-than-temporary impairment charges(a)	577	1,958	10	494	3,039	-	3,039
Net (gain) loss on sale of properties and divested businesses	(669)	-	-	(17,098)	(17,767)	-	(17,767)
Interest expense(b)	1	-	1,813	6,452	8,266	(406)	7,860
Depreciation and amortization	7,256	899	2,065	1,100	11,320	-	11,320
Pre-tax income (loss) from continuing operations	(116)	2,712	(636)	15,710	17,670	266	17,936
Capital expenditures	213	57	266	620	1,156	-	1,156
Year-end identifiable assets	172,708	260,947	77,531	276,759	787,945	(104,502)	683,443

2009
Total revenues	$35,023	$11,366	$6,730	$24,342	$77,461	$(2,109)	$75,352
Other-than-temporary impairment charges(a)	903	3,821	-	1,972	6,696	-	6,696
Net (gain) loss on sale of properties and divested businesses	-	-	-	1,271	1,271	-	1,271
Interest expense(b)	-	-	1,765	13,168	14,933	(698)	14,235
Depreciation and amortization	7,005	1,140	2,074	1,855	12,074	-	12,074
Pre-tax income (loss) from continuing operations	164	(1,179)	2,006	(14,454)	(13,463)	(844)	(14,307)
Capital expenditures	191	52	2,588	874	3,705	-	3,705
Year-end identifiable assets	154,733	245,607	86,965	450,260	937,565	(89,980)	847,585

2008
Total revenues	$33,793	$(19,634)	$(25,426)	$6,670	$(4,597)	$(2,243)	$(6,840)
Other-than-temporary impairment charges(a)	4,051	30,464	-	7,352	41,867	-	41,867
Interest expense(b)	-	-	1,798	14,368	16,166	(462)	15,704
Depreciation and amortization	7,933	361	1,946	2,635	12,875	-	12,875
Pre-tax loss from continuing operations	(2,488)	(34,948)	(29,786)	(34,492)	(101,714)	(1,315)	(103,029)
Capital expenditures	179	100	3,416	2,446	6,141	-	6,141
Year-end identifiable assets	144,520	240,279	105,772	497,785	988,356	(127,938)	860,418

(a)
Included in Total revenues presented above.

(b)
Interest expense for Other operations in 2010, 2009 and 2008 includes amortization of prepaid commitment asset of $3.5 billion, $8.4 billion and $9.3 billion, respectively.

234            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents Chartis operations by operating segment:

(in millions)	Chartis U.S.	Chartis International	Total Operating Segments	Consolidation and Eliminations	Total Chartis

2010
Total revenues	$21,485	$15,711	$37,196	$-	$37,196
Net (gain) loss on sale of properties and divested businesses	-	(669)	(669)	-	(669)
Claims and claims adjustment expenses incurred	18,514	9,353	27,867	-	27,867
Underwriting expenses	4,671	5,443	10,114	-	10,114
Depreciation and amortization	3,856	3,400	7,256	-	7,256
Pre-tax income (loss) from continuing operations	(1,700)	1,584	(116)	-	(116)
Capital expenditures	87	126	213	-	213
Year-end identifiable assets	112,810	59,862	172,672	36	172,708

2009
Total revenues	$21,889	$13,134	$35,023	$-	$35,023
Claims and claims adjustment expenses incurred	17,943	7,419	25,362	-	25,362
Underwriting expenses	4,401	5,096	9,497	-	9,497
Depreciation and amortization	3,759	3,246	7,005	-	7,005
Pre-tax income (loss) from continuing operations	(455)	619	164	-	164
Capital expenditures	103	88	191	-	191
Year-end identifiable assets	109,142	45,232	154,374	359	154,733

2008
Total revenues	$21,099	$12,694	$33,793	$-	$33,793
Claims and claims adjustment expenses incurred	18,255	7,269	25,524	-	25,524
Underwriting expenses	5,887	4,870	10,757	-	10,757
Depreciation and amortization	4,558	3,375	7,933	-	7,933
Pre-tax income (loss) from continuing operations	(3,043)	555	(2,488)	-	(2,488)
Capital expenditures	62	117	179	-	179
Year-end identifiable assets	105,738	39,037	144,775	(255)	144,520

AIG 2010 Form 10-K            235

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents SunAmerica operations by operating segment:

(in millions)	Domestic Life Insurance	Domestic Retirement Services	Total Operating Segment	Consolidation and Eliminations	SunAmerica Financial Group

2010
Total revenues:
Insurance-oriented products	$5,992	$-	$5,992	$-	$5,992
Retirement savings products	2,335	6,150	8,485	-	8,485
Asset management revenues	7	263	270	-	270

Total revenues	8,334	6,413	14,747	-	14,747

Depreciation and amortization	629	270	899	-	899
Pre-tax income (loss) from continuing operations	1,394	1,318	2,712	-	2,712
Capital expenditures	28	29	57	-	57
Year-end identifiable assets	105,580	175,755	281,335	(20,388)	260,947

2009
Total revenues:
Insurance-oriented products	$5,349	$-	$5,349	$-	$5,349
Retirement savings products	1,993	3,611	5,604	-	5,604
Asset management revenues	17	396	413	-	413

Total revenues	7,359	4,007	11,366	-	11,366

Depreciation and amortization	534	606	1,140	-	1,140
Pre-tax income (loss) from continuing operations	619	(1,798)	(1,179)	-	(1,179)
Capital expenditures	17	35	52	-	52
Year-end identifiable assets	100,600	165,436	266,036	(20,429)	245,607

2008
Total revenues:
Insurance-oriented products	$(3,743)	$-	$(3,743)	$-	$(3,743)
Retirement savings products	2,222	(15,520)	(13,298)	-	(13,298)
Asset management revenues	38	(2,631)	(2,593)	-	(2,593)

Total revenues	(1,483)	(18,151)	(19,634)	-	(19,634)

Depreciation and amortization	279	82	361	-	361
Pre-tax loss from continuing operations	(10,230)	(24,718)	(34,948)	-	(34,948)
Capital expenditures	32	68	100	-	100
Year-end identifiable assets	99,881	159,558	259,439	(19,160)	240,279

236            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents AIG's Financial Services operations by operating segment:

(in millions)	Aircraft Leasing	Capital Markets	Other	Total Operating Segments	Consolidation and Eliminations	Total Financial Services

2010
Total revenues	$4,718	$527	$442	$5,687	$(30)	$5,657
Interest expense	1,397	-	446	1,843	(30)	1,813
Depreciation and amortization	2,035	4	26	2,065	-	2,065
Pre-tax income (loss) from continuing operations	(729)	209	(116)	(636)	-	(636)
Capital expenditures	266	-	-	266	-	266
Year-end identifiable assets	43,158	29,747	(18,117)	54,788	22,743	77,531

2009
Total revenues	$4,992	$1,166	$690	$6,848	$(118)	$6,730
Interest expense	1,222	-	573	1,795	(30)	1,765
Depreciation and amortization	2,022	13	39	2,074	-	2,074
Pre-tax income (loss) from continuing operations	1,385	684	(63)	2,006	-	2,006
Capital expenditures	2,587	-	1	2,588	-	2,588
Year-end identifiable assets	45,992	33,963	(15,420)	64,535	22,430	86,965

2008
Total revenues	$4,810	$(30,559)	$323	$(25,426)	$-	$(25,426)
Interest expense	1,557	-	276	1,833	(35)	1,798
Depreciation and amortization	1,893	20	33	1,946	-	1,946
Pre-tax income (loss) from continuing operations	1,116	(30,697)	(205)	(29,786)	-	(29,786)
Capital expenditures	3,231	5	180	3,416	-	3,416
Year-end identifiable assets	47,426	47,468	(2,354)	92,540	13,232	105,772

AIG 2010 Form 10-K            237

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents components of AIG's Other operations:

			Asset Management Operations
(in millions)	Parent & Other	Mortgage Guaranty	Direct Investment Business	Institutional Asset Management	Divested Businesses	Change in ML III	Consolidation and Eliminations	Total Other Operations

2010
Total revenues	$1,934	$1,168	$1,179	$386	$14,210	$1,792	$(244)	$20,425
Net (gain) loss on sale of properties and divested businesses	(16,466)	-	(632)	-	-	-	-	(17,098)
Interest expense	6,075	-	545	35	41	-	(244)	6,452
Depreciation and amortization	192	77	(208)	22	1,017	-	-	1,100
Pre-tax income (loss) from continuing operations	9,843	373	1,254	(151)	2,599	1,792	-	15,710
Capital expenditures	161	10	336	5	108	-	-	620
Year-end identifiable assets	122,071	6,073	33,857	1,515	109,621	6,311	(2,689)	276,759

2009
Total revenues	$1,141	$1,183	$429	$913	$19,254	$1,820	$(398)	$24,342
Net (gain) loss on sale of properties and divested businesses	1,271	-	-	-	-	-	-	1,271
Interest expense	12,502	-	618	103	226	-	(281)	13,168
Depreciation and amortization	310	94	10	102	1,339	-	-	1,855
Pre-tax income (loss) from continuing operations	(15,001)	(1,688)	(322)	(1,303)	2,040	1,820	-	(14,454)
Capital expenditures	249	5	373	1	246	-	-	874
Year-end identifiable assets	66,995	7,816	38,841	5,262	334,821	4,519	(7,994)	450,260

2008
Total revenues	$(856)	$1,215	$(12,704)	$2,342	$16,721	$-	$(48)	$6,670
Interest expense	13,323	-	679	33	333	-	-	14,368
Depreciation and amortization	201	77	76	102	2,179	-	-	2,635
Pre-tax income (loss) from continuing operations	(16,307)	(2,488)	(13,548)	(255)	(1,894)	-	-	(34,492)
Capital expenditures	303	10	1,354	27	752	-	-	2,446
Year-end identifiable assets	117,765	6,561	48,801	6,241	325,429	-	(7,012)	497,785

238            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents AIG's operations and long-lived assets by major geographic area:

	Geographic Area
(in millions)	United States	Asia	Other Foreign	Consolidated

2010
Total revenues(a)	$40,772	$20,407	$16,122	$77,301
Real estate and other fixed assets, net of accumulated depreciation	1,896	557	392	2,845
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	38,510	-	-	38,510

2009
Total revenues(a)	$34,896	$23,178	$17,278	$75,352
Real estate and other fixed assets, net of accumulated depreciation	2,328	1,189	625	4,142
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	44,091	-	-	44,091

2008
Total revenues(a)	$(37,198)	$15,207	$15,151	$(6,840)
Real estate and other fixed assets, net of accumulated depreciation	3,220	1,552	794	5,566
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	43,395	-	-	43,395

(a)
Revenues are generally reported according to the geographic location of the reporting unit.

(b)
ILFC derives more than 94 percent of its revenue from foreign-operated airlines.

4. Divested Businesses, Discontinued Operations and Held-for-Sale Classification

Divested Businesses

AIA Initial Public Offering

    During the second quarter of 2010, AIG and Prudential plc terminated the AIA purchase agreement they had entered in March 2010 and in accordance with the terms of the purchase agreement, Prudential plc paid AIG a termination fee of $228 million, which is included in Net loss (gain) on sale of divested businesses and properties in the Consolidated Statement of Income (Loss).

    On October 29, 2010, AIG completed an initial public offering of 8.08 billion ordinary shares of AIA for aggregate gross proceeds of approximately $20.51 billion. Upon completion of the initial public offering, AIG owned 33 percent of AIA's outstanding shares. Accordingly, AIG deconsolidated AIA and recorded a pre-tax gain of $16.3 billion in 2010. Under the terms of an agreement with the underwriters, AIG is precluded from selling or hedging any of its remaining shares of AIA until October 18, 2011 and more than half of its remaining shares of AIA until April 18, 2012. Based on AIG's continuing involvement as a result of its 33 percent ownership and board representation, AIA is not being presented as a discontinued operation in the Consolidated Financial Statements at December 31, 2010. AIG is accounting for its investment in AIA under the fair value option with gains and losses recorded in Net investment income. At December 31, 2010, the fair value of AIG's retained interest in AIA was approximately $11.1 billion and is included in Other invested assets.

    Under the Master Transaction Agreement, dated as of December 8, 2010 (the Master Transaction Agreement), among AIG, the SPVs, the FRBNY, the Department of the Treasury and the Trust, net cash proceeds from the AIA public offering were held in escrow pending the Closing of the Recapitalization. Upon the Closing, these cash proceeds were loaned by AIA SPV to AIG and used to repay amounts owing under the FRBNY Credit Facility as described in Note 1.

AIG 2010 Form 10-K            239

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

    The results of operations for the following sales are presented as discontinued operations in AIG's Consolidated Statement of Income (Loss) for all periods presented.

ALICO Sale

    On March 7, 2010, AIG and ALICO Holdings LLC (the ALICO SPV), a special purpose vehicle formed by AIG, entered into a definitive agreement with MetLife for the sale of ALICO by the ALICO SPV to MetLife, and the sale of Delaware American Life Insurance Company by AIG to MetLife, for consideration then valued at approximately $15.5 billion, consisting of $6.8 billion in cash and the remainder in equity securities of MetLife, subject to closing adjustments. The ALICO sale closed on November 1, 2010. AIG does not have any continuing significant involvement with or significant continuing cash flows from ALICO. The fair value of the consideration at closing was approximately $16.2 billion. At December 31, 2010, a total of $6.5 billion is included in preferred and common stock trading, and is recorded at fair value with unrealized gains and losses recorded in Net investment income and for certain derivative components, in Net realized capital gains (losses).

    On the closing date, as consideration for the ALICO sale, the ALICO SPV received net cash consideration of $7.2 billion (which included an upward price adjustment of approximately $400 million pursuant to the terms of the ALICO stock purchase agreement), 78,239,712 shares of MetLife common stock, 6,857,000 shares of newly issued MetLife participating preferred stock convertible into 68,570,000 shares of MetLife common stock upon the approval of MetLife shareholders and 40,000,000 equity units of MetLife with an aggregate stated value of $3.2 billion. AIG intends to monetize these MetLife securities over time, subject to market conditions, following the lapse of agreed-upon minimum holding periods. AIG recorded a pre-tax gain of $4.1 billion on the transaction in 2010.

    Under the Master Transaction Agreement, net cash proceeds from the ALICO sale were held in escrow pending the Closing of the Recapitalization. Upon the Closing of the Recapitalization, these cash proceeds were loaned by the ALICO SPV to AIG and were used to repay amounts owing under the FRBNY Credit Facility and, together with other funds, to repurchase all of the FRBNY's SPV Preferred Interests.

    Prior to conversion into MetLife common stock, the MetLife participating preferred stock will be entitled to dividends equivalent, on an as-converted basis, to those that may be declared from time to time on MetLife common stock.

    Each of the equity units of MetLife has an initial stated amount of $75 and consists of an ownership interest in three series of senior debt securities of MetLife and three stock purchase contracts with a weighted average life of approximately three years. The stock purchase contracts obligate the holder of an equity unit to purchase, and obligate MetLife to sell, a number of shares of MetLife common stock that will be determined based on the market price of MetLife common stock at the scheduled settlement dates under the stock purchase contracts (a minimum of 67,764,000 shares and a maximum of 84,696,000 shares in the aggregate for all equity units, subject to anti-dilution adjustments). The equity units provide for the remarketing of the senior debt securities to fund the purchase price of the MetLife common stock. They also entitle the holder to receive interest payments on the senior debt securities and deferrable contract payments at a combined rate equal to five percent of their stated amount. The equity units have been placed in escrow as collateral to secure payments, if any, in respect of indemnity obligations owed by the ALICO SPV to MetLife under the ALICO stock purchase agreement and other transaction agreements. The escrow collateral will be released to the ALICO SPV over a 30-month period, to the extent not used to make indemnity payments or to secure pending indemnity claims submitted by MetLife.

240            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AGF Sale

    On August 10, 2010, AIG entered into a definitive agreement to sell an 80 percent economic interest (84 percent voting interest) in American General Finance, Inc. (AGF) for $125 million. The AGF sale closed on November 30, 2010. AIG's voting ownership interest in AGF was reduced to approximately 16 percent, and AIG does not otherwise have significant continuing involvement with or significant continuing cash flows from AGF. AIG is carrying its retained investment in AGF of approximately $30 million as a cost method investment in Other invested assets. As a result of this transaction, AIG recorded a pre-tax loss of $1.7 billion in 2010.

    The components of the $1.7 billion charge consisted of the difference between (i) the sum of the fair value of the agreed consideration and AIG's retained 20 percent economic interest and (ii) the net book value of the assets. Prior to the agreed sale, AGF's business and underlying assets were subject to periodic impairment assessments under a held-for-use model and did not meet the criteria for held-for-sale accounting. The large majority of AGF's assets were consumer finance and mortgage loans held for investment and thus were not carried at fair value.

AIG Star and AIG Edison Sale

    On September 30, 2010, AIG entered into a definitive agreement with Prudential Financial, Inc. for the sale of its Japan-based insurance subsidiaries, AIG Star and AIG Edison, for total consideration of $4.8 billion, including the assumption of certain outstanding debt totaling $0.6 billion owed by AIG Star and AIG Edison. The transaction closed on February 1, 2011. AIG has no continuing significant involvement with or significant continuing cash flows from AIG Star and AIG Edison. In connection with the sale, AIG recorded a goodwill impairment charge of $1.3 billion in 2010.

Nan Shan Sale Agreement

    On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan for $2.16 billion to a Taiwan-based consortium. While AIG believes the consortium meets certain basic criteria established by the Financial Supervisory Commission of Taiwan, the transaction is still subject to regulatory approvals and customary closing conditions. The sale of Nan Shan is expected to be consummated in 2011. AIG continues to classify Nan Shan as a discontinued operation for all periods presented since AIG will not retain any interest or continuing involvement within Nan Shan and Nan Shan is not expected to generate significant continuing cash flows.

    The transaction meets the criteria for held for sale accounting and discontinued operations classification.

    See Note 16 for a discussion of guarantees and indemnifications associated with sales of businesses.

    ALICO, Nan Shan, AIG Star and AIG Edison previously were components of the Foreign Life Insurance & Retirement Services reportable segment and AGF previously was a component of the Financial Services reportable segment.

    Certain other sales completed during 2010 and 2009 were not classified as discontinued operations because AIG continued to generate significant direct revenue-producing or cost-generating cash flows from the businesses or because associated assets, liabilities and results of operations were not material, individually or in the aggregate, to AIG's consolidated financial position or results of operations.

AIG 2010 Form 10-K            241

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes income (loss) from discontinued operations:

Years Ended December 31, (in millions)	2010	2009	2008

Revenues:
Premiums and other considerations	$18,296	$18,325	$20,636
Net investment income	6,924	7,851	2,758
Net realized capital gains (losses)	289	(920)	(8,690)
Other income	1,607	2,285	2,975

Total revenues	27,116	27,541	17,679

Benefits, claims and expenses*	28,854	25,810	23,356
Interest expense allocation	75	89	55

Income (loss) from discontinued operations	(1,813)	1,642	(5,732)

Income (loss) on sales	1,588	(2,758)	-

Loss from discontinued operations, before income tax expense (benefit)	(225)	(1,116)	(5,732)

Income tax expense (benefit)	1,839	(1,621)	1,309

Income (loss) from discontinued operations, net of tax	$(2,064)	$505	$(7,041)

*
In 2010, includes goodwill impairment charges of $3.3 billion related to the sale of ALICO and $1.3 billion related to the sale of AIG Star and AIG Edison. See Note 2(k) – Goodwill for further discussion.

Interest Expense Allocation

    Interest expense allocated to discontinued operations gives effect to the provisions of the Recapitalization discussed in Note 1 for all periods presented. For this reason, an interest allocation to discontinued operations related to a portion of the ALICO and all the AGF proceeds was required.

    The interest expense allocated to discontinued operations was based on the anticipated net proceeds that would be applied toward the repayment of the FRBNY Credit Facility from the sales of ALICO and AGF multiplied by the daily interest rate on the FRBNY Credit Facility for each respective period. The periodic amortization of the prepaid commitment fee allocated to discontinued operations was determined based on the ratio of funds committed to repay the FRBNY Credit Facility to the total amount of credit available under the FRBNY Credit Facility.

    Prior to the Recapitalization, the terms of the FRBNY Credit Facility contractually required net proceeds from dispositions, after taxes and transaction expenses, to the extent such proceeds did not represent capital of AIG's insurance subsidiaries required for regulatory or ratings purposes, to be applied toward the repayment of the FRBNY Credit Facility as mandatory prepayments unless otherwise agreed with the FRBNY. Mandatory prepayments reduced the amount available to be borrowed under the FRBNY Credit Facility by the amount of the prepayment. In conjunction with anticipated prepayments, AIG allocated interest expense, including periodic amortization of the prepaid commitment fee asset, to Income (loss) from discontinued operations. As a result of the revised terms for repayment of the FRBNY Credit Facility, interest expense that was previously allocated to discontinued operations in connection with the sales of AIG Star, AIG Edison and Nan Shan was reclassified to continuing operations for all periods presented.

Held-for-Sale Classification

    The aggregate held-for-sale assets and liabilities are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009 for Nan Shan and December 31, 2010 for Nan Shan, AIG Star and AIG Edison.

242            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    During 2010, AIG sold its investment advisory and third-party asset management business for $277 million cash at closing plus contingent consideration to be received over time. Prior to the closing of this transaction this business was a component of the Asset Management operations included within Other operations. This transaction met the criteria for held-for-sale accounting, and the assets and liabilities of the business were included as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. This transaction does not meet the criteria for discontinued operations accounting because of significant direct continuing cash flows between AIG and the business sold.

    During 2009, AIG entered into an agreement to combine its consumer finance business in Poland, conducted through AIG Bank Polska S.A., into the Polish consumer finance business of Santander Consumer Finance S.A. (SCB). The transaction closed on June 8, 2010. In exchange, AIG received an equity interest in SCB. Prior to the closing of the transaction, AIG Bank Polska S.A. was a component of the Financial Services reporting segment. This transaction met the criteria for held-for-sale accounting and, as a result, the assets and liabilities of this business were included as single line items in the asset and liability sections of the Consolidated Balance Sheet at December 31, 2009. This transaction does not meet the criteria for discontinued operations accounting because of the equity method interest in SCB that AIG received in this transaction.

The following table summarizes assets and liabilities held for sale:

December 31, (in millions)	2010	2009

Assets:
Fixed maturity securities	$77,905	$34,495
Deferred policy acquisition costs	7,095	3,322
Mortgage and other loans receivable, net	5,584	3,997
Equity securities	4,488	2,947
Other invested assets	4,167	4,256
Short-term investments	3,670	3,501
Separate account assets	3,745	3,467
Other assets	544	394

Assets of businesses held for sale	107,198	56,379

Flight equipment*	255	-

Total assets held for sale	$107,453	$56,379

Liabilities:
Future policy benefits for life and accident and health insurance contracts	$61,767	$38,023
Policyholder contract deposits	26,847	3,133
Separate account liabilities	3,745	3,467
Other long-term debt	525	-
Other liabilities	4,428	3,976

Total liabilities held for sale	$97,312	$48,599

*
Represents nine aircraft that remain to be sold under agreements for sale by ILFC as of December 31, 2010.

5. Business Combination

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

AIG 2010 Form 10-K            243

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The purchase was accounted for under the acquisition method. Because the acquisition was completed on March 31, 2010, the initial accounting for the acquisition was incomplete when AIG issued its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010. The initial purchase price allocation was based on financial information that was available at the time to identify and estimate certain of the fair values of assets acquired, liabilities assumed and noncontrolling interests of Fuji as of the acquisition date.

    Subsequent to March 31, 2010, Chartis International obtained additional information and revised the purchase price allocation by approximately $74 million, which included obtaining final appraisals of Fuji's insurance contracts, loans, certain real estate and intangible assets and retrospectively adjusted the provisional amounts initially recorded. In addition, adjustments to the previously reported purchase price allocation as of March 31, 2010 occurred as a result of new information that became known about market conditions in the life insurance industry in Japan that existed as of the acquisition date which, if known, would have reduced the amount recognized by Chartis International as of that date for the fair value of VOBA of Fuji's life insurance subsidiary by approximately $132 million. Public announcements of capital raising initiatives during this period in response to new regulatory solvency rules announced by the Japanese regulator prior to the acquisition date but not yet adopted indicated that market participants are managing to the target solvency margin ratios under the new solvency margin rules instead of the current solvency margin rules. As a result, Chartis International revised its target capital assumption in its VOBA calculation based on the new standard.

    Additional adjustments to the purchase price allocation as of March 31, 2010 may occur for one year after that date if new information becomes known about facts and circumstances that existed as of the acquisition date that, if known, would have affected the amounts recognized as of that date.

The following table summarizes the estimated provisional fair values of major classes of identifiable assets acquired and liabilities assumed as of March 31, 2010 as originally reported and the revised amounts:

	At March 31, 2010
(in millions)	As Originally Reported	As Revised

Identifiable net assets:
Investments	$10,355	$10,406
Cash	14	14
Premiums and other receivables	752	623
Reinsurance assets	533	533
Value of business acquired	173	41
Real estate and other fixed assets	365	365
Other assets	89	88
Liability for unpaid claims and claims adjustment expense	(1,526)	(1,515)
Unearned premiums	(3,128)	(3,010)
Future policy benefits for life and accident and health insurance contracts	(1,968)	(1,968)
Policyholder contract deposits	(24)	(24)
Other policyholder funds	(3,483)	(3,483)
Other liabilities	(811)	(752)

Total preliminary identifiable net assets acquired	1,341	1,318
Less:
Cash consideration transferred	145	145
Fair value of the noncontrolling interest	498	549
Fair value of AIG's previous equity interest in Fuji	292	292

Bargain purchase gain	$406	$332

    In accordance with the acquisition method of accounting, Chartis International remeasured its equity interest in Fuji held prior to the acquisition of the additional shares to fair value, which resulted in a $25 million loss. The

244            AIG 2010 Form 10-K

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

    In connection with the acquisition, AIG recognized a bargain purchase gain of $332 million, which was included in the Consolidated Statement of Income (Loss). The bargain purchase gain was primarily attributable to the depressed market value of Fuji's common stock, which AIG believes was the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. AIG anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

    Fuji's financial information is reported on a one-quarter lag. Because the acquisition occurred on March 31, 2010, revenue and earnings of Fuji for only the six months ended September 30, 2010 are included in the Consolidated Statement of Income (Loss) for the twelve months ended December 31, 2010.

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

Years Ended December 31, (in millions)	2010	2009

Total revenues	$79,242	$77,828
Income (loss) from continuing operations	12,199	(13,859)
Net income (loss)	10,135	(13,354)
Net income (loss) attributable to AIG	7,828	(11,536)
Net income (loss) attributable to AIG common shareholders	1,592	(12,831)
Income (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	14.81	(98.01)
Diluted:
Income (loss) from continuing operations	14.81	(98.01)

6. Fair Value Measurements

Fair Value Measurements on a Recurring Basis

    AIG carries certain of its financial instruments at fair value. AIG defines the fair value of a financial instrument as the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

    The degree of judgment used in measuring the fair value of financial instruments generally correlates with the level of observable valuation inputs. AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments for which no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, liquidity and general market conditions.

AIG 2010 Form 10-K            245

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hierarchy

    Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are measured and classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

  •
  Level 1:  Fair value measurements that are quoted prices (unadjusted) in active markets that AIG has the ability to access for identical assets or liabilities. Market price data generally is obtained from exchange or dealer markets. AIG does not adjust the quoted price for such instruments. Assets and liabilities measured at fair value on a recurring basis and classified as Level 1 include certain government and agency securities, actively traded listed common stocks and futures and options contracts, most separate account assets and most mutual funds.

  •
  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government and agency securities, most investment-grade and high-yield corporate bonds, certain residential mortgage-backed securities (RMBS), commercial mortgage-backed securities (CMBS) and collateralized loan obligations/asset backed securities (CLO/ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, securities purchased (sold) under agreements to resell (repurchase), mutual fund and hedge fund investments, certain interest rate, currency and commodity derivative contracts, guaranteed investment agreements (GIAs) for the Direct Investment business, other long-term debt and physical commodities.

  •
  Level 3:  Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. Therefore, AIG must make certain assumptions as to the inputs a hypothetical market participant would use to value that asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain RMBS, CMBS and collateralized debt obligations/asset backed securities (CDO/ABS), corporate debt, certain municipal and sovereign debt, certain derivative contracts (including Capital Markets' super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG's non-financial instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

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

Valuation Methodologies

Incorporation of Credit Risk in Fair Value Measurements

  •
  AIG's Own Credit Risk.  Fair value measurements for certain Direct Investment business' debt, GIAs, structured note liabilities and freestanding derivatives, as well as Capital Markets derivatives, incorporate

246            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AIG's own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap or cash bond spreads. A derivative counterparty's net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with AIG, as well as cash collateral posted by AIG with the counterparty at the balance sheet date.

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

    A CDS is a derivative contract that allows the transfer of third party credit risk from one party to the other. The buyer of the CDS pays an upfront and/or periodic premium to the seller. The seller's payment obligation is triggered by the occurrence of a credit event under a specified reference security and is determined by the loss on that specified reference security. The present value of the amount of the periodic and/or upfront premium therefore represents a market-based expectation of the likelihood that the specified reference party will fail to perform on the reference obligation, a key market observable indicator of non-performance risk (the CDS spread).

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

AIG 2010 Form 10-K            247

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, benchmark yields, interest rate yield curves, credit spreads, currency rates, quoted prices for similar securities and other market- observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

    AIG has processes designed to ensure that the values received or internally estimated are accurately recorded, that the data inputs and the valuation techniques utilized are appropriate and consistently applied and that the assumptions are reasonable and consistent with the objective of determining fair value. AIG assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques. In addition, AIG may validate the reasonableness of fair values by comparing information obtained from AIG's valuation service providers to other third-party valuation sources for selected securities. AIG also validates prices for selected securities obtained from brokers through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

    The methodology above is relevant for all fixed maturity securities; following are discussions of certain procedures unique to specific classes of securities.

Fixed Maturity Securities issued by Government Entities

    For most debt securities issued by government entities, AIG obtains fair value information from independent third-party valuation service providers, as quoted prices in active markets are generally only available for limited debt securities issued by government entities. The fair values received from these valuation service providers may be based on a market approach using matrix pricing, which considers a security's relationship to other securities for which a quoted price in an active market may be available, or alternatively based on an income approach, which uses valuation techniques to convert future cash flows to a single present value amount.

Fixed Maturity Securities issued by Corporate Entities

    For most debt securities issued by corporate entities, AIG obtains fair value information from third-party valuation service providers. For certain corporate debt securities, AIG obtains fair value information from brokers. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

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

248            AIG 2010 Form 10-K

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

    Adjustments to the fair value of AIG's interest in ML II are recorded on the Consolidated Statement of Income (Loss) in Net investment income for SunAmerica's domestic life insurance companies. Adjustments to the fair value of AIG's interest in ML III are recorded on the Consolidated Statement of Income (Loss) in Net investment income and, beginning in the second quarter of 2009, were included in Other operations results, reflecting the contribution to an AIG subsidiary. Prior to the second quarter of 2009, such amounts had been included in Other Parent company results. AIG's Maiden Lane Interests are included in Bond trading securities, at fair value, on the Consolidated Balance Sheet.

    As of December 31, 2010, AIG expected to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, in the Maiden Lane Interests over the remaining life of the investments after repayment of the first priority obligations owed to the FRBNY. AIG's cash flow methodology considers the capital structure of the collateral securities and their expected credit losses from the underlying asset pools. The fair values of the Maiden Lane Interests are most affected by changes in the discount rates and changes in the underlying estimated future collateral cash flow assumptions used in the valuation model.

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

    Changes in estimated future cash flows would primarily be the result of changes in expectations for defaults, recoveries and prepayments on underlying loans.

AIG 2010 Form 10-K            249

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the discount rate or the estimated future cash flows used in the valuation would alter AIG's estimate of the fair value of the Maiden Lane Interests as shown in the table below.

	Fair Value Change
Year Ended December 31, 2010 (in millions)
	Maiden Lane II	Maiden Lane III

Discount Rates:
200 basis point increase	$(142)	$(722)
200 basis point decrease	164	836
400 basis point increase	(266)	(1,349)
400 basis point decrease	354	1,810

Estimated Future Cash Flows:
10% increase	303	845
10% decrease	(315)	(858)
20% increase	599	1,674
20% decrease	(649)	(1,735)

    AIG believes that the ranges of discount rates used in these analyses are reasonable on the basis of implied spread volatilities of similar collateral securities and implied volatilities of LIBOR interest rates. The ranges of estimated future cash flows were determined on the basis of variability in estimated future cash flows implied by cumulative loss estimates for similar instruments. Because of these factors, the fair values of the Maiden Lane Interests are likely to vary, perhaps materially, from the amount estimated.

Equity Securities Traded in Active Markets — Trading, Available for Sale and Other Invested Assets

    Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value marketable equity securities in its trading and available for sale portfolios or in Other invested assets. Market price data is generally obtained from exchange or dealer markets.

Direct Private Equity Investments — Other Invested Assets

    AIG initially estimates the fair value of direct private equity investments by reference to the transaction price. This valuation is adjusted for changes in inputs and assumptions that are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity capital markets and/or changes in financial ratios or cash flows. For equity securities that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

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

250            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separate Account Assets

    Separate account assets are composed primarily of registered and unregistered open-end mutual funds that generally trade daily and are measured at fair value in the manner discussed above for equity securities traded in active markets.

Other Assets and Liabilities Measured at Fair Value

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

Freestanding Derivatives

    Derivative assets and liabilities can be exchange-traded or traded over-the-counter (OTC). AIG generally values exchange-traded derivatives such as futures and options using quoted prices in active markets for identical derivatives at the balance sheet date.

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

    Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. When AIG does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price may provide the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so the model value at inception equals the transaction price. AIG will update valuation inputs in these models only when corroborated by evidence such as similar market transactions, third party pricing services and/or broker or dealer quotations, or other empirical market data. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate is used.

AIG 2010 Form 10-K            251

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

    AIG also incorporates its own risk of non-performance in the valuation of the embedded policy derivatives associated with variable annuity and equity-indexed annuity and life contracts. Historically, the expected cash flows were discounted using the interest rate swap curve (swap curve), which is commonly viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a plain vanilla swap against the floating LIBOR leg of a related tenor. The swap curve was adjusted, as necessary, for anomalies between the swap curve and the treasury yield curve. During the fourth quarter of 2010, AIG revised the non-performance risk adjustment to reflect a market participant's view of SunAmerica's claims paying ability. As a result, in 2010 AIG incorporated an additional spread to the swap curve used to value embedded policy derivatives, thereby reducing the fair value of the embedded derivative liabilities by $336 million, which is partially offset by $173 million of DAC amortization.

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

    The valuation of the super senior credit derivatives is challenging given the limitation on the availability of market observable information due to the lack of trading and price transparency in certain structured finance markets. These market conditions have increased the reliance on management estimates and judgments in arriving at an estimate of fair value for financial reporting purposes. Further, disparities in the valuation methodologies employed by market participants and the varying judgments reached by such participants when assessing volatile markets have increased the likelihood that the various parties to these instruments may arrive at significantly different estimates as to their fair values.

    AIG's valuation methodologies for the super senior credit default swap portfolio have evolved over time in response to market conditions and the availability of market observable information. AIG has sought to calibrate the methodologies to available market information and to review the assumptions of the methodologies on a regular basis.

252            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Regulatory capital portfolio:  In the case of credit default swaps written to facilitate regulatory capital relief, AIG estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG continues to reassess the expected maturity of the portfolio. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from Basel I. In December 2010, the Basel Committee on Banking Supervision finalized Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties and thus my impact the period of time that such counterparties are expected to hold the positions. In assessing the fair value of the regulatory capital CDS transactions, AIG also considers other market data, to the extent relevant and available. For further discussion, see Note 12 herein.

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

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 58.0 percent of the underlying securities used in the valuation at December 31, 2010. When a price for an individual security is not provided by a CDO collateral manager, AIG derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

    In addition to calculating an estimate of the fair value of the super senior CDO security referenced in the credit default swaps using its internal model, AIG also considers the price estimates for the super senior CDO securities provided by third parties, including counterparties to these transactions, to validate the results of the model and to determine the best available estimate of fair value. In determining the fair value of the super senior CDO security referenced in the credit default swaps, AIG uses a consistent process that considers all available pricing data points and eliminates the use of outlying data points. When pricing data points are within a reasonable range an averaging technique is applied.

    Corporate debt/Collateralized loan obligation (CLO) portfolios:  In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIG uses a mathematical model that produces results that are

AIG 2010 Form 10-K            253

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

Other Long-Term Debt

    When fair value accounting has been elected, the fair value of non-structured liabilities is generally determined by using market prices from exchange or dealer markets, when available, or discounting expected cash flows using the appropriate discount rate for the applicable maturity. Such instruments are generally classified in Level 2 of the fair value hierarchy as substantially all inputs are readily observable. AIG determines the fair value of structured liabilities and hybrid financial instruments (where performance is linked to structured interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified in Level 2 or Level 3 depending on the observability of significant inputs to the model. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect AIG's own credit-worthiness based on observable credit spreads of AIG.

254            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

At December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$142	$7,208	$-	$-	$-	$7,350
Obligations of states, municipalities and Political subdivisions	4	46,007	609	-	-	46,620
Non-U.S. governments	719	14,620	5	-	-	15,344
Corporate debt	8	124,088	2,262	-	-	126,358
RMBS	-	13,441	6,367	-	-	19,808
CMBS	-	2,807	3,604	-	-	6,411
CDO/ABS	-	2,170	4,241	-	-	6,411

Total bonds available for sale	873	210,341	17,088	-	-	228,302

Bond trading securities:
U.S. government and government sponsored entities	339	6,563	-	-	-	6,902
Obligations of states, municipalities and Political subdivisions	-	316	-	-	-	316
Non-U.S. governments	-	125	-	-	-	125
Corporate debt	-	912	-	-	-	912
RMBS	-	1,837	91	-	-	1,928
CMBS	-	1,572	506	-	-	2,078
CDO/ABS	-	4,490	9,431	-	-	13,921

Total bond trading securities	339	15,815	10,028	-	-	26,182

Equity securities available for sale:
Common stock	3,577	61	61	-	-	3,699
Preferred stock	-	423	64	-	-	487
Mutual funds	316	79	-	-	-	395

Total equity securities available for sale	3,893	563	125	-	-	4,581

Equity securities trading:
Common stock	6,545	106	1	-	-	6,652

Total equity securities trading	6,545	106	1	-	-	6,652

Mortgage and other loans receivable	-	143	-	-	-	143
Other invested assets(c)	12,281	1,661	7,414	-	-	21,356
Unrealized gain on swaps, options and forward transactions:
Interest rate contracts	1	13,146	1,057	-	-	14,204
Foreign exchange contracts	14	172	16	-	-	202
Equity contracts	61	233	65	-	-	359
Commodity contracts	-	69	23	-	-	92
Credit contracts	-	2	377	-	-	379
Other contracts	8	923	144	-	-	1,075
Counterparty netting and cash collateral	-	-	-	(6,298)	(4,096)	(10,394)

Total unrealized gain on swaps, options and forward transactions	84	14,545	1,682	(6,298)	(4,096)	5,917

Securities purchased under agreements to resell	-	1,553	-	-	-	1,553
Short-term investments	5,401	16,906	-	-	-	22,307
Separate account assets	51,607	2,825	-	-	-	54,432
Other assets	-	14	-	-	-	14

Total	$81,023	$264,472	$36,338	$(6,298)	$(4,096)	$371,439

AIG 2010 Form 10-K            255

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Liabilities:
Policyholder contract deposits	$-	$-	$445	$-	$-	$445
Securities sold under agreements to repurchase	-	2,119	-	-	-	2,119
Securities and spot commodities sold but not yet purchased	391	94	-	-	-	485
Unrealized loss on swaps, options and forward transactions:
Interest rate contracts	-	9,387	325	-	-	9,712
Foreign exchange contracts	14	324	-	-	-	338
Equity contracts	-	286	43	-	-	329
Commodity contracts	-	68	-	-	-	68
Credit contracts(d)	-	5	4,175	-	-	4,180
Other contracts	-	52	256	-	-	308
Counterparty netting and cash collateral	-	-	-	(6,298)	(2,902)	(9,200)

Total unrealized loss on swaps, options and forward transactions	14	10,122	4,799	(6,298)	(2,902)	5,735

Trust deposits and deposits due to banks and other depositors	-	15	-	-	-	15
Other long-term debt	-	11,161	982	-	-	12,143

Total	$405	$23,511	$6,226	$(6,298)	$(2,902)	$20,942

256            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$146	$5,077	$-	$-	$-	$5,223
Obligations of states, municipalities and Political subdivisions	219	53,270	613	-	-	54,102
Non-U.S. governments	312	64,519	753	-	-	65,584
Corporate debt	10	187,337	4,791	-	-	192,138
RMBS	-	21,670	6,654	-	-	28,324
CMBS	-	8,350	4,939	-	-	13,289
CDO/ABS	-	2,167	4,724	-	-	6,891

Total bonds available for sale	687	342,390	22,474	-	-	365,551

Bond trading securities:
U.S. government and government sponsored entities	394	6,317	16	-	-	6,727
Obligations of states, municipalities and Political subdivisions	-	371	-	-	-	371
Non-U.S. governments	2	1,363	56	-	-	1,421
Corporate debt	-	5,205	121	-	-	5,326
RMBS	-	3,671	4	-	-	3,675
CMBS	-	2,152	325	-	-	2,477
CDO/ABS	-	4,381	6,865	-	-	11,246

Total bond trading securities	396	23,460	7,387	-	-	31,243

Equity securities available for sale:
Common stock	7,254	9	35	-	-	7,298
Preferred stock	-	760	54	-	-	814
Mutual funds	1,348	56	6	-	-	1,410

Total equity securities available for sale	8,602	825	95	-	-	9,522

Equity securities trading:
Common stock	1,254	104	1	-	-	1,359
Mutual funds	6,460	492	7	-	-	6,959

Total equity securities trading	7,714	596	8	-	-	8,318

Mortgage and other loans receivable	-	119	-	-	-	119
Other invested assets(c)	3,322	8,656	6,910	-	-	18,888
Unrealized gain on swaps, options and forward transactions	123	32,617	1,761	(19,054)	(6,317)	9,130
Securities purchased under agreements to resell	-	2,154	-	-	-	2,154
Short-term investments	1,898	22,077	-	-	-	23,975
Separate account assets	56,165	1,984	1	-	-	58,150
Other assets	-	18	270	-	-	288

Total	$78,907	$434,896	$38,906	$(19,054)	$(6,317)	$527,338

Liabilities:
Policyholder contract deposits	$-	$-	$5,214	$-	$-	$5,214
Securities sold under agreements to repurchase	-	3,221	-	-	-	3,221
Securities and spot commodities sold but not yet purchased	159	871	-	-	-	1,030
Unrealized loss on swaps, options and forward transactions(d)	8	24,789	7,826	(19,054)	(8,166)	5,403
Trust deposits and deposits due to banks and other depositors	-	15	-	-	-	15
Federal Reserve Bank of New York Commercial Paper Funding
Facility	-	2,742	-	-	-	2,742
Other long-term debt	-	12,314	881	-	-	13,195

Total	$167	$43,952	$13,921	$(19,054)	$(8,166)	$30,820

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.4 billion and $109 million, respectively, at December 31, 2010 and $1.6 billion and $289 million, respectively, at December 31, 2009.

AIG 2010 Form 10-K            257

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)
Approximately 5 percent and 6 percent of the fair value of the total assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at both December 31, 2010 and 2009, respectively. AIG's ownership in these funds represented 68.6 percent, or $1.3 billion, of Level 3 assets at December 31, 2010 and 71.1 percent, or $1.6 billion, of Level 3 assets at December 31, 2009. For December 31, 2010, includes AIG's remaining 33 percent interest in AIA classified as Level 1.

(d)
Included in Level 3 is the fair value derivative liability of $3.7 billion and $4.8 billion at December 31, 2010 and 2009, respectively, on the Capital Markets' super senior credit default swap portfolio.

Transfers of Level 1 and Level 2 Assets and Liabilities

    AIG's policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. During the year ended December 31, 2010, AIG transferred certain assets from Level 1 to Level 2, including approximately $477 million of investments in U.S. government and government sponsored entities. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. AIG had no significant transfers from Level 2 to Level 1 during the twelve months ended December 31, 2010.

Changes in Level 3 recurring fair value measurements

The following tables present changes during 2010 and 2009 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of

258            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (Loss), during 2010 and 2009 related to the Level 3 assets and liabilities that remained on the Consolidated Balance Sheet at December 31, 2010 and 2009:

December 31, 2010 (in millions)	Balance Beginning of year(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements-Net(c)	Net Transfers	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale(d)	Balance End of year	Changes in Unrealized Gains (Losses) on Instruments Held at End of year

Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$613	$(59)	$5	$(121)	$171	$7	$(7)	$609	$-
Non-U.S. governments	753	-	3	29	(39)	(19)	(722)	5	-
Corporate debt	4,791	(44)	122	(322)	(1,813)	(181)	(291)	2,262	-
RMBS	6,654	(700)	1,847	(2,497)	1,106	134	(177)	6,367	-
CMBS	4,939	(801)	2,055	(668)	146	783	(2,850)	3,604	-
CDO/ABS	4,724	110	605	(667)	(19)	(152)	(360)	4,241	-

Total bonds available for sale	22,474	(1,494)	4,637	(4,246)	(448)	572	(4,407)	17,088	-

Bond trading securities:
U.S. government and government sponsored entities	16	-	-	-	-	(16)	-	-	-
Non-U.S. governments	56	-	-	(32)	(11)	(6)	(7)	-	-
Corporate debt	121	(3)	-	(7)	-	(1)	(110)	-	(6)
RMBS	4	(24)	-	(7)	118	69	(69)	91	(19)
CMBS	325	50	-	19	210	(14)	(84)	506	146
CDO/ABS	6,865	2,876	-	(144)	4	29	(199)	9,431	1,407

Total bond trading securities	7,387	2,899	-	(171)	321	61	(469)	10,028	1,528

Equity securities available for sale:
Common stock	35	(2)	38	4	(5)	-	(9)	61	-
Preferred stock	54	(5)	6	8	1	-	-	64	-
Mutual funds	6	-	3	11	(2)	-	(18)	-	-

Total equity securities available for sale	95	(7)	47	23	(6)	-	(27)	125	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Mutual funds	7	-	-	1	-	(2)	(6)	-	-

Total equity securities trading	8	-	-	1	-	(2)	(6)	1	-

Other invested assets	6,910	355	149	(1,075)	1,474	346	(745)	7,414	(516)
Other assets	270	-	-	(270)	-	-	-	-	-
Separate account assets	1	-	-	-	-	-	(1)	-	-

Total	$37,145	$1,753	$4,833	$(5,738)	$1,341	$977	$(5,655)	$34,656	$1,012

Liabilities:
Policyholder contract deposits	$(5,214)	$175	$-	$(544)	$-	$(137)	$5,275	$(445)	$(609)
Unrealized loss on swaps, options and forward transactions, net:
Interest rate contracts	(1,469)	(20)	-	1,230	991	-	-	732	(61)
Foreign exchange contracts	29	7	-	(2)	-	1	(19)	16	9
Equity contracts	74	(27)	-	(44)	20	-	(1)	22	(4)
Commodity contracts	22	3	-	(2)	-	-	-	23	3
Credit contracts	(4,545)	880	-	(131)	(2)	-	-	(3,798)	993
Other contracts	(176)	(61)	-	69	49	(3)	10	(112)	(86)

Total unrealized loss on swaps, options and forward transactions, net	(6,065)	782	-	1,120	1,058	(2)	(10)	(3,117)	854

Other long-term debt	(881)	(237)	-	743	(607)	-	-	(982)	(275)

Total	$(12,160)	$720	$-	$1,319	$451	$(139)	$5,265	$(4,544)	$(30)

AIG 2010 Form 10-K            259

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 (in millions)	Balance Beginning of year(a)	Net Realized and Unrealized Gains (Losses) Included in Income(b)	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements-Net(c)	Net Transfers	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale(d)	Balance End of year	Changes in Unrealized Gains (Losses) on Instruments Held at End of year

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$2	$-	$(2)	$-	$-	$-	$-	$-	$-
Obligations of states, municipalities and political subdivisions	861	(12)	(55)	97	(278)	-	-	613	-
Non-U.S. governments	601	2	(1)	(3)	(66)	220	-	753	-
Corporate debt	6,103	(27)	1,097	(1,202)	(996)	(178)	(6)	4,791	-
RMBS	6,156	(1,134)	1,503	(494)	622	1	-	6,654	-
CMBS	1,663	(302)	519	(328)	1,563	1,824	-	4,939	-
CDO/ABS	3,440	(650)	1,752	(448)	620	43	(33)	4,724	-

Total bonds available for sale	18,826	(2,123)	4,813	(2,378)	1,465	1,910	(39)	22,474	-

Bond trading securities:
U.S. government and government sponsored entities	17	-	-	-	-	(1)	-	16	-
Non-U.S. governments	-	-	-	1	49	6	-	56	-
Corporate debt	261	12	(5)	(65)	6	(24)	(64)	121	37
RMBS	8	(3)	-	(1)	-	-	-	4	15
CMBS	45	(98)	-	58	222	98	-	325	(66)
CDO/ABS	6,656	850	-	(641)	-	-	-	6,865	1,844

Total bond trading securities	6,987	761	(5)	(648)	277	79	(64)	7,387	1,830

Equity securities available for sale:
Common stock	55	(24)	7	5	(8)	-	-	35	-
Preferred stock	54	(11)	6	1	4	-	-	54	-
Mutual funds	2	-	4	-	-	-	-	6	-

Total equity securities available for sale	111	(35)	17	6	(4)	-	-	95	-

Equity securities trading:
Common stock	1	-	-	-	-	-	-	1	-
Mutual funds	2	-	-	-	-	5	-	7	-

Total equity securities trading	3	-	-	-	-	5	-	8	-

Other invested assets	11,168	(2,051)	(1,497)	790	119	(43)	(1,576)	6,910	(1,737)
Short-term investments	-	-	-	38	(38)	-	-	-	-
Other assets	325	(23)	-	(32)	-	-	-	270	(23)
Separate account assets	830	-	(1)	-	-	95	(923)	1	-

Total	$38,250	$(3,471)	$3,327	$(2,224)	$1,819	$2,046	$(2,602)	$37,145	$70

Liabilities:
Policyholder contract deposits	$(5,458)	$955	$1	$(457)	$-	$(255)	$-	$(5,214)	$(523)
Securities sold under agreements to repurchase	(85)	4	-	81	-	-	-	-	-
Unrealized loss on swaps, options and forward transactions, net	(10,570)	1,618	(4)	3,460	(583)	14	-	(6,065)	5,223
Other long-term debt	(1,147)	(3)	-	186	83	-	-	(881)	82

Total	$(17,260)	$2,574	$(3)	$3,270	$(500)	$(241)	$-	$(12,160)	$4,782

(a)
Total Level 3 derivative exposures have been netted on these tables for presentation purposes only.

260            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)
Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Income (Loss) primarily as follows:

Major Category of Assets/Liabilities	Consolidated Statement of Income (Loss) Line Items

Bonds available for sale	• Net realized capital losses

Bond trading securities	• Net investment income
• Other income

Other invested assets	• Net realized capital losses
• Other income

Policyholder contract deposits	• Policyholder benefits and claims incurred
• Net realized capital losses

Unrealized loss on swaps, options and forward transactions, net	• Unrealized market valuation gains (losses) on Capital Markets super senior credit default swap portfolio
• Net realized capital losses
• Other income

(c)
Included within purchases, sales, issuances and settlements — net is approximately $210 million transferred from bonds available for sale to bond trading securities for the 12 months ended December 31, 2010.

(d)
Reflects the deconsolidation of AIA and sales of ALICO and AGF in 2010.

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2010 and 2009 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

    AIG's policy is to transfer assets and liabilities into Level 3 when a significant input cannot be corroborated with market observable data. This may include circumstances in which market activity has dramatically decreased and transparency to underlying inputs cannot be observed, current prices are not available and substantial price variances in quotations among market participants exist.

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

    Transfers in 2010 are comprised of gross transfers into Level 3 assets and liabilities of $7.8 billion and gross transfers out of Level 3 assets and liabilities of $6.9 billion. AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $86 million of net losses related to assets and liabilities transferred into Level 3 during 2010, and includes $172 million of net gains related to assets and liabilities transferred out of Level 3 during 2010.

AIG 2010 Form 10-K            261

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the components of the transfers of Level 3 assets and liabilities on a gross basis:

December 31, 2010 (in millions)	Gross Transfers in	Gross Transfers (out)	Net transfers In (out)

Assets:
Obligations of states, municipalities and political subdivisions	$358	$(187)	$171
Non U.S. governments	9	(59)	(50)
Corporate debt	1,389	(3,202)	(1,813)
RMBS	1,486	(262)	1,224
CMBS	728	(372)	356
CDO/ABS	735	(750)	(15)
Equity securities	13	(19)	(6)
Other invested assets	2,284	(810)	1,474

Total assets	$7,002	$(5,661)	$1,341

Liabilities:
Unrealized loss on swaps, options, and forward transactions
Interest rate contracts	$(11)	$1,002	$991
Foreign exchange contracts	(1)	1	-
Equity contracts	(86)	106	20
Credit contracts	(2)	-	(2)
Other contracts	-	49	49

Total unrealized loss on swaps, options and forward transactions	(100)	1,158	1,058
Other long-term debt	(705)	98	(607)

Total liabilities	$(805)	$1,256	$451

Transfers of Level 3 Assets

    During the year ended December 31, 2010, AIG transferred into Level 3 approximately $7.0 billion of assets consisting of certain ABS, CMBS and RMBS, as well as private placement corporate debt, certain municipal bonds related to affordable housing partnerships and investment partnerships. The transfers into Level 3 related to investments in certain ABS, RMBS and CMBS were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. Transfers into Level 3 for private placement corporate debt and certain ABS were primarily the result of AIG overriding matrix pricing information downward to better reflect the additional risk premium associated with those securities that AIG believes was not captured in the matrix. Certain municipal bonds were transferred into Level 3 based on limited market activity for the particular issuances and related limitations on observable inputs for their valuation. Investment partnerships transferred into Level 3 primarily consisted of certain hedge funds with limited market activity due to fund-imposed redemption restrictions.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable or when a long-term interest rate significant to a valuation becomes short-term and thus observable. During the year ended December 31, 2010, AIG transferred approximately $5.7 billion of assets out of Level 3. These transfers out of Level 3 are primarily related to investments in private placement corporate debt, investments in certain ABS, RMBS, CMBS and CDOs and certain investment partnerships. Transfers out of Level 3 for private placement corporate debt and for ABS were primarily the result of AIG using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for RMBS investments were primarily due to increased usage of pricing from valuation service

262            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

providers that were reflective of market activity, where previously an internally adjusted price had been used. Similarly, transfers out of Level 3 for CMBS and CDO investments backed by corporate credits were primarily the result of AIG using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for both the CMBS and CDO investments were primarily due to increased observations of market transactions and price information for those securities. Certain investment partnerships were transferred out of Level 3 primarily due to the availability of information related to the underlying assets of these funds.

Transfers of Level 3 Liabilities

    During the year ended December 31, 2010, AIG transferred into Level 3 $805 million of liabilities, primarily related to term notes and hybrid term notes, as well as certain derivatives. Term notes and hybrid term notes were transferred into Level 3 primarily due to an unobservable credit linked component constituting a significant amount of the valuations. As AIG provides net presentation of carrying values for its derivative positions in the table above, transfers out of Level 3 derivatives, which totaled approximately $1.2 billion primarily relate to certain derivative assets transferred into Level 3 because of the lack of observable inputs on certain interest rate swaps. Other transfers out of Level 3 liabilities were due to movement in market variables.

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

AIG 2010 Form 10-K            263

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its equivalent). For these investments, which are measured at fair value on a recurring or non-recurring basis, AIG uses the net asset value per share as a practical expedient for fair value.

		December 31, 2010(a)			December 31, 2009
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value		Unfunded Commitments	Fair Value Using Net Asset Value		Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage.	$3,137		$1,151	$3,166		$1,553
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies.	172		67	543		103
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company.	325		42	427		48
Fund of funds	Funds that invest in other funds, which invest in various diversified strategies	-		-	334		-
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled.	258		67	238		91
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies.	373		147	336		182

Total private equity funds		4,265		1,474	5,044		1,977

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations.	1,310		2	1,426		-
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk.	1,038		-	955		-
Relative value	Funds that seek to benefit from market inefficiencies and value discrepancies between related investments.	230		-	286		-
Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled.	369		20	272		-
Other	Non-U.S. companies, futures and commodities, macro and multi-strategy and industry-focused strategies.	708		-	785		-

Total hedge funds		3,655		22	3,724		-

Total		$7,920	(b)	$1,496	$8,768	(b)	$1,977

(a)
Because of the sale of the investment advisory business in 2010, certain partnerships and hedge funds are no longer carried at fair value and are not included in this table.

(b)
Includes investments of entities classified as held for sale of $415 million and $1.1 billion at December 31, 2010 and December 31, 2009, respectively.

264            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2010, private equity fund investments included above are not redeemable during the lives of the funds and have expected remaining lives that extend in some cases more than 10 years. At that date, 35 percent of the total above had expected remaining lives of less than three years, 41 percent between 3 and 7 years and 24 percent between 7 and 10 years. Expected lives are based upon legal maturity, which can be extended at the fund manager's discretion, typically in one-year increments.

    At December 31, 2010, hedge fund investments included above are redeemable monthly (19 percent), quarterly (50 percent), semi-annually (4 percent) and annually (27 percent), with redemption notices ranging from 1 day to 180 days. More than 85 percent require redemption notices of less than 90 days. Investments representing approximately 66 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions were put in place in 2008 and do not have stated end dates. The remaining restrictions, which have pre-defined end dates, are generally expected to be lifted by the end of 2012. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid. In order to treat investors fairly and to accommodate subsequent subscription and redemption requests, the fund manager isolates these illiquid assets from the rest of the fund until the assets become liquid.

Fair Value Measurements on a Non-Recurring Basis

    AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, life settlement contracts, flight equipment primarily under operating leases, collateral securing foreclosed loans and real estate and other fixed assets, goodwill and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

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

  •
  Flight Equipment Primarily Under Operating Leases:  When AIG determines that the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in earnings. AIG measures the fair value of its commercial aircraft using an earnings approach based on the present value of all cash flows from existing and projected lease payments (based on historical experience and current expectations regarding market participants), including net contingent rentals for the period extending to the end of the aircraft's economic life in its highest and best use configuration, plus its disposition value.

  •
  Collateral Securing Foreclosed Loans and Real Estate and Other Fixed Assets:  When AIG takes collateral in connection with foreclosed loans, AIG generally bases its estimate of fair value on the price that would be received in a current transaction to sell the asset by itself, by reference to observable transactions for similar assets.

AIG 2010 Form 10-K            265

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  Goodwill:  AIG tests goodwill for impairment annually or more frequently whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When AIG determines that goodwill may be impaired, AIG uses techniques including market-based earning multiples of peer companies, discounted expected future cash flows, appraisals, or, in the case of reporting units being considered for sale, third-party indications of fair value of the reporting unit, if available, to determine the amount of any impairment.

  •
  Long-Lived Assets:  AIG tests its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. AIG measures the fair value of long-lived assets based on an in-use premise that considers the same factors used to estimate the fair value of its real estate and other fixed assets under an in-use premise.

  •
  Finance Receivables:

  •
  Originated as held for sale — AIG determines the fair value of finance receivables originated as held for sale by reference to available market indicators such as current investor yield requirements, outstanding forward sale commitments and negotiations with prospective purchasers, if any.

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

    See Notes 2(d), (f), (g) and (h) herein for additional information about how AIG tests various asset classes for impairment.

The following table presents assets (excluding discontinued operations) measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2010	2009	2008

At December 31, 2010
Goodwill	$-	$-	$-	$-	$-	$693	$3,744
Investment real estate	-	-	1,588	1,588	604	1,198	242
Other investments	-	4	2,388	2,392	323	908	237
Aircraft	-	-	4,224	4,224	1,614	51	-
Other assets	-	-	2	2	5	225	34

Total	$-	$4	$8,202	$8,206	$2,546	$3,075	$4,257

At December 31, 2009
Investment real estate	$-	$-	$3,148	$3,148
Other investments	99	-	1,005	1,104
Aircraft	-	-	62	62
Other assets	-	85	54	139

Total	$99	$85	$4,269	$4,453

266            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Impairment charges shown above for the 12 months ended December 31, 2010 exclude a $4.6 billion of goodwill impairment charges associated with the sales of ALICO and AIG Star and AIG Edison, all of which are reported in discontinued operations.

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

    AIG recognized goodwill impairment charges of $3.7 billion in 2008, which were primarily related to Chartis, SunAmerica, Consumer Finance and the Capital Markets businesses. The remaining impairment charges related to certain investment real estate and other long-lived assets that were included in other income. The fair value disclosed in the table above is unadjusted for transaction costs. The amounts recorded on the Consolidated Balance Sheet are net of transaction costs.

Fair Value Option

    Under the fair value option, AIG may elect to measure at fair value financial assets and financial liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

The following table presents the gains or losses recorded related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss)
Years Ended December 31, (in millions)
	2010	2009	2008

Assets:
Mortgage and other loans receivable	$53	$(6)	$(82)
Trading securities	2,060	2,513	(8,663)
Trading – Maiden Lane II	513	(25)	(211)
Trading – Maiden Lane III	1,792	419	(900)
Securities purchased under agreements to resell	1	(8)	400
Retained interest in AIA(a)	(638)	-	-
Other invested assets	(43)	(32)	(39)
Short-term investments	3	-	68
Other assets	-	-	1

Liabilities:
Policyholder contract deposits(b)	(320)	(1,121)	1,304
Securities sold under agreements to repurchase	14	(73)	(125)
Securities and spot commodities sold but not yet purchased	(21)	(148)	(176)
Debt	(1,285)	2,447	(4,041)
Other liabilities	(1)	(173)	1,408

Total gain (loss)(c)	$2,128	$3,793	$(11,056)

(a)
Represents change in fair value measured from the closing sale price on the October 29, 2010 initial date of trading.

(b)
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

(c)
Excludes businesses held for sale in the Consolidated Balance Sheet. Also excluded from the table above were gains of $4.9 billion and $3.8 billion and losses of $32.4 billion for the years ended December 31, 2010, 2009 and 2008, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected. Included in these amounts were unrealized market valuation gains of $598 million, gains of $1.4 billion and losses of $28.6 billion for 2010, 2009 and 2008, respectively, related to Capital Markets' super senior credit default swap portfolio.

AIG 2010 Form 10-K            267

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the Consolidated Statement of Income (Loss) depending on the nature of the instrument and related market conventions. For Direct Investment business-related activity, interest, dividend income and interest expense are included in Other income. Otherwise, interest and dividend income are included in Net investment income in the Consolidated Statement of Income (Loss). Gains and losses on AIG's Maiden Lane Interests are recorded in Net investment income. See Note 2(a) herein for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    During 2010, 2009 and 2008, AIG recognized losses of $467 million and $2 million and gains of $84 million, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	At December 31, 2010			At December 31, 2009
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$143	$203	$(60)	$119	$253	$(134)
Liabilities:
Long-term debt	$10,778	$8,977	$1,801	$11,308	$10,111	$1,197

    At December 31, 2010 and 2009 there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

Fair Value Information about Financial Instruments Not Measured at Fair Value

    Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:

  •
  Mortgage and other loans receivable:  Fair values of loans on real estate and collateral loans were estimated for disclosure purposes using discounted cash flow calculations based upon discount rates that AIG believes market participants would use in determining the price that they would pay for such assets. For certain loans, AIG's current incremental lending rates for similar type loans is used as the discount rate, as it is believed that this rate approximates the rates that market participants would use. The fair values of policy loans were not estimated as AIG believes it would have to expend excessive costs for the benefits derived.

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

  •
  Cash, short-term investments, trade receivables, trade payables, securities purchased (sold) under agreements to resell (repurchase) and commercial paper and other short-term debt:  The carrying values of these assets and liabilities approximate fair values because of the relatively short period of time between origination and expected realization.

268            AIG 2010 Form 10-K

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

  •
  Trust deposits and deposits due to banks and other depositors:  The fair values of certificates of deposit that mature in more than one year are estimated for disclosure purposes using discounted cash flow calculations based upon interest rates currently offered for deposits with similar maturities. For demand deposits and certificates of deposit that mature in less than one year, carrying values approximate fair value.

  •
  Long-term debt:  Fair values of these obligations were determined for disclosure purposes by reference to quoted market prices, where available and appropriate, or discounted cash flow calculations based upon AIG's current market-observable implicit-credit-spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

The following table presents the carrying value and estimated fair value of AIG's financial instruments:

	December 31, 2010		December 31, 2009
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities	$254,484	$254,484	$396,794	$396,794
Equity securities	11,233	11,233	17,840	17,840
Mortgage and other loans receivable	19,367	19,558	27,461	25,957
Finance receivables, net of allowance	870	802	20,327	18,974
Other invested assets*	40,828	40,220	43,737	42,474
Securities purchased under agreements to resell	1,553	1,553	2,154	2,154
Short-term investments	42,185	42,185	47,263	47,263
Cash	1,558	1,558	4,400	4,400
Unrealized gain on swaps, options and forward transactions	5,917	5,917	9,130	9,130
Liabilities:
Policyholder contract deposits associated with investment-type contracts	102,585	112,710	168,846	175,612
Securities sold under agreements to repurchase	2,119	2,119	3,505	3,505
Securities and spot commodities sold but not yet purchased	485	485	1,030	1,030
Unrealized loss on swaps, options and forward transactions	5,735	5,735	5,403	5,403
Trust deposits and deposits due to banks and other depositors	892	892	1,641	1,641
Federal Reserve Bank of New York Commercial Paper Funding Facility	-	-	4,739	4,739
Federal Reserve Bank of New York credit facility	20,985	21,009	23,435	23,390
Other long-term debt	85,476	84,879	113,298	94,458

*
Excludes aircraft asset investments held by non-Financial Services subsidiaries.

AIG 2010 Form 10-K            269

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments

(a) Securities Available for Sale

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	14,780	639	(75)	15,344	(28)
Corporate debt	118,729	8,827	(1,198)	126,358	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)
Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Total(c)	$223,240	$14,782	$(5,139)	$232,883	$(761)

December 31, 2009
Bonds available for sale:
U.S. government and government sponsored entities	$5,098	$174	$(49)	$5,223	$-
Obligations of states, municipalities and political subdivisions	52,324	2,163	(385)	54,102	-
Non-U.S. governments	63,080	3,153	(649)	65,584	(1)
Corporate debt	185,188	10,826	(3,876)	192,138	119
Mortgage-backed, asset-backed and collateralized:
RMBS	32,173	991	(4,840)	28,324	(2,121)
CMBS	18,717	195	(5,623)	13,289	(739)
CDO/ABS	7,911	284	(1,304)	6,891	(63)

Total mortgage-backed, asset-backed and collateralized	58,801	1,470	(11,767)	48,504	(2,923)

Total bonds available for sale(b)	364,491	17,786	(16,726)	365,551	(2,805)
Equity securities available for sale:
Common stock	4,460	2,913	(75)	7,298	-
Preferred stock	740	94	(20)	814	-
Mutual funds	1,264	182	(36)	1,410	-

Total equity securities available for sale	6,464	3,189	(131)	9,522	-

Total(c)	$370,955	$20,975	$(16,857)	$375,073	$(2,805)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive loss, which, starting on April 1, 2009, were not included in earnings. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At December 31, 2010 and 2009, bonds available for sale held by AIG that were below investment grade or not rated totaled $18.6 billion and $24.5 billion, respectively.

(c)
Excludes $80.5 billion and $36.1 billion of available for sale investments at fair value from businesses held for sale at December 31, 2010 and December 31, 2009, respectively. See Note 4 to the Consolidated Financial Statements herein.

270            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2010*
Bonds available for sale:
U.S. government and government sponsored entities	$2,142	$73	$-	$-	$2,142	$73
Obligations of states, municipalities and political subdivisions	9,300	296	646	106	9,946	402
Non-U.S. governments	1,427	34	335	41	1,762	75
Corporate debt	18,246	579	7,343	619	25,589	1,198
RMBS	4,461	105	6,178	1,448	10,639	1,553
CMBS	462	19	3,014	1,130	3,476	1,149
CDO/ABS	996	48	2,603	586	3,599	634

Total bonds available for sale	37,034	1,154	20,119	3,930	57,153	5,084
Equity securities available for sale:
Common stock	576	52	-	-	576	52
Preferred stock	11	1	-	-	11	1
Mutual funds	65	2	-	-	65	2

Total equity securities available for sale	652	55	-	-	652	55

Total	$37,686	$1,209	$20,119	$3,930	$57,805	$5,139

December 31, 2009*
Bonds available for sale:
U.S. government and government sponsored entities	$1,414	$35	$105	$14	$1,519	$49
Obligations of states, municipalities and political subdivisions	5,405	132	3,349	253	8,754	385
Non-U.S. governments	7,842	239	3,286	410	11,128	649
Corporate debt	24,696	1,386	22,139	2,490	46,835	3,876
RMBS	7,135	3,051	6,352	1,789	13,487	4,840
CMBS	5,013	3,927	4,528	1,696	9,541	5,623
CDO/ABS	2,809	1,119	1,693	185	4,502	1,304

Total bonds available for sale	54,314	9,889	41,452	6,837	95,766	16,726
Equity securities available for sale:
Common stock	933	75	-	-	933	75
Preferred stock	172	20	-	-	172	20
Mutual funds	333	36	-	-	333	36

Total equity securities available for sale	1,438	131	-	-	1,438	131

Total	$55,752	$10,020	$41,452	$6,837	$97,204	$16,857

*
Excludes fixed maturity and equity securities of businesses held for sale. See Note 4 herein.

    At December 31, 2010, AIG held 6,595 and 234 of individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,747 individual securities were in a continuous unrealized loss position for longer than 12 months. AIG did not recognize in earnings the unrealized losses on these fixed maturity securities at December 31, 2010, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous

AIG 2010 Form 10-K            271

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

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
December 31, 2010 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$8,940	$9,054	$1,052	$1,033
Due after one year through five years	52,394	54,803	11,236	10,997
Due after five years through ten years	57,375	60,455	10,644	10,157
Due after ten years	67,336	71,360	18,255	17,252
Mortgage-backed, asset-backed and collateralized	34,624	32,630	21,050	17,714

Total	$220,669	$228,302	$62,237	$57,153

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

(b) Trading Securities

The following table presents the fair value of AIG's trading securities:

	December 31, 2010		December 31, 2009
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed Maturities:
U.S. government and government sponsored entities	$6,902	21%	$6,711	18%
Non-U.S. governments	125	1	1,421	4
Corporate debt	912	3	5,315	13
State, territories and political subdivisions	316	1	370	1
Mortgage-backed, asset-backed and collateralized:
RMBS	1,928	6	3,675	9
CMBS	2,078	6	2,476	6
CDO/ABS and other collateralized	6,331	19	5,997	15

Total mortgage-backed, asset-backed and collateralized	10,337	31	12,148	30
ML II	1,279	4	759	2
ML III	6,311	19	4,519	11

Total fixed maturities	26,182	80	31,243	79
Equity securities:
MetLife	6,494	20	-	-
All other	158	-	8,318	21

Total equity securities	6,652	20	8,318	21

Total	$32,834	100%	$39,561	100%

272            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    See Note 8 herein for information on Mortgage and other loans receivable and Finance receivables.

(c) Other Invested Assets

The following table summarizes Other invested assets:

At December 31, (in millions)	2010	2009

Category:
Alternative funds(a)	$18,825	$19,273
Mutual funds	1,718	9,623
Investment real estate(b)	3,196	7,262
Aircraft asset investments(c)	1,381	1,498
Life settlement contracts	3,834	3,399
Consolidated managed partnerships and funds	638	816
Direct private equity investments	383	443
Retained interest in AIA	11,134	-
All other investments	1,101	2,921

Other invested assets	$42,210	$45,235

(a)
Includes hedge funds, private equity funds, affordable housing partnerships and other investment partnerships.

(b)
Net of accumulated depreciation of $536 million and $1.04 billion in 2010 and 2009, respectively.

(c)
Consist primarily of SunAmerica investments in aircraft equipment held in trusts.

Investments in Life Settlement Contracts

    During 2010, 2009 and 2008, income recognized on life settlement contracts was $213 million, $106 million and $120 million, respectively, and are included in Net investment income in the Consolidated Statement of Income. AIG's life settlement contracts reported above are monitored for impairment on a contract-by-contract basis quarterly. Impairment charges on life settlement contracts are included in net realized capital gains (losses).

The following table presents further information regarding life settlement contracts:

	At December 31, 2010
(dollars in millions)	Number of Contracts	Carrying Value	Face Value (Death Benefits)

Remaining Life Expectancy of Insureds:
0 - 1 year	13	$7	$16
1 - 2 years	50	26	37
2 - 3 years	114	89	164
3 - 4 years	242	283	574
4 - 5 years	257	245	647
Thereafter	4,997	3,184	16,309

Total	5,673	$3,834	$17,747

    At December 31, 2010, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the ensuing 12 months ending December 31, 2011 and the four succeeding years ending December 31, 2015 are $476 million, $489 million, $491 million, $485 million and $483 million, respectively.

AIG 2010 Form 10-K            273

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Invested Assets — Available for Sale Investments

    At December 31, 2010 and 2009, $6.5 billion and $6.1 billion of Other invested assets related to available for sale investments carried at fair value, with unrealized gains and losses recorded in Accumulated other comprehensive income (loss), net of deferred taxes, with almost all of the remaining investments being accounted for on the equity method of accounting. All of the investments are subject to other-than-temporary impairment evaluation (see Note 2(d) herein). The gross unrealized loss on the investments accounted for as available for sale at December 31, 2010 was $93 million, the majority of which represents investments that have been in a continuous unrealized loss position for less than 12 months.

Other Invested Assets — Equity Method Investments

    At December 31, 2010, AIG's equity method investments included a 33 percent interest in AIA, which AIG is accounting for under the fair value option, certain investment partnerships in which AIG holds in the aggregate a five percent or greater interest or less than a five percent interest but in which AIG has more than a minor influence over the operations of the investee, and certain other strategic investments. Dividends received from AIG's other strategic investments were $11 million, $1 million and $20 million for the years ended December 31, 2010, 2009, and 2008, respectively. The undistributed earnings of other strategic investments in which AIG's ownership interest is less than 50 percent were $13 million, $12 million and $227 million at December 31, 2010, 2009, and 2008, respectively.

The following table presents the carrying value and ownership percentage of equity method investments:

	2010		2009
(in millions, except percentages)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

AIA	$11,134	33%	$-	-
All other equity method investments	9,187	Various	8,222	Various

Total	$20,321		$8,222

Summarized Financial Information of Equity Method Investees

The following is the aggregated summarized financial information of AIG's equity method investees:

Years Ended December 31, (in millions)	2010	2009	2008

Operating results:
Total revenues	$29,694	$(15,082)	$19,181
Total expenses	(17,250)	(6,384)	(8,701)

Net income (loss)	$12,444	$(21,466)	$10,480

At December 31, (in millions)	2010	2009

Balance sheet:
Total assets	$213,936	$101,291
Total liabilities	$(115,760)	$(32,136)

    Summarized financial information for these equity method investees may be presented on a lag, due to the unavailability of information for the investees at the respective balance sheet date, and is included for the periods in which AIG held an equity method ownership interest. Summarized financial information for entities that have been divested or are held-for-sale are not included in the table above.

274            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Net Investment Income

The following table presents the components of Net investment income:

Years Ended December 31, (in millions)	2010	2009	2008

Fixed maturities, including short-term investments	$14,445	$14,535	$16,326
ML II	513	(25)	(211)
ML III	1,792	419	(900)
Change in fair value of AIA securities*	(638)	-	-
Change in fair value of MetLife securities	665	-	-
Other equity securities	326	372	361
Interest on mortgage and other loans	1,268	1,347	1,278
Partnerships	1,602	4	(2,084)
Mutual funds	(25)	315	(799)
Real estate	126	139	258
Other investments	465	120	521

Total investment income before policyholder income and trading gains	20,539	17,226	14,750
Policyholder investment income and trading gains (losses)	886	2,305	(3,504)

Total investment income	21,425	19,531	11,246
Investment expenses	495	544	793

Net investment income	$20,930	$18,987	$10,453

*
Represents change in fair value measured from the closing sale price on the October 29, 2010 initial date of trading.

(e) Net Realized Capital Gains and Losses

The following table presents the components of Net realized capital gains (losses) and the increase (decrease) in unrealized appreciation of AIG's available for sale investments:

Years Ended December 31, (in millions)	2010	2009	2008

Sales of fixed maturity securities	$1,846	$849	$(4,906)
Sales of equity securities	725	303	158
Sales of real estate and loans	153	(18)	136
Other-than-temporary impairments:
Severity	(73)	(1,510)	(23,213)
Change in intent	(441)	(958)	(10,806)
Foreign currency declines	(63)	(112)	(1,356)
Issuer-specific credit events	(2,457)	(3,979)	(4,874)
Adverse projected cash flows on structured securities	(5)	(137)	(1,618)
Provision for loan losses	(304)	(614)	-
Foreign exchange transactions	178	(616)	2,028
Derivative instruments	453	1,724	(3,313)
Other	(291)	(142)	970

Net realized capital losses	$(279)	$(5,210)	$(46,794)

Increase (decrease) in unrealized appreciation of investments:
Fixed maturities	$8,651	$23,027	$(7,570)
Equity securities	470	1,276	(2,286)
Other investments	(590)	(2,693)	(200)
Activity of businesses held for sale	(2,369)	8,329	(3,910)

Increase (decrease) in unrealized appreciation	$6,162	$29,939	$(13,966)

AIG 2010 Form 10-K            275

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Net unrealized gains (losses) included in the Consolidated Statement of Income from investment securities classified as trading securities in 2010, 2009 and 2008 were $3.5 billion, $3.7 billion and $(3.1) billion, respectively.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of AIG's available for sale securities:

	Years Ended December 31,
	2010		2009		2008
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$2,138	$292	$1,497	$648	$6,367	$11,273
Equity securities	811	86	516	213	1,028	870

Total	$2,949	$378	$2,013	$861	$7,395	$12,143

    For the year ended December 31, 2010, the aggregate fair value of available for sale securities sold was $56.0 billion, which resulted in a net realized capital gain of $2.6 billion.

Evaluating Investments for Other-Than-Temporary Impairments

    On April 1, 2009, AIG adopted prospectively a new accounting standard addressing the evaluation of fixed maturity securities for other-than-temporary impairments. These requirements have significantly altered AIG's policies and procedures for determining impairment charges recognized through earnings. The new standard requires a company to recognize the credit component (a credit impairment) of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in Accumulated other comprehensive income (loss) when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changes the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold the security until recovery and requires additional disclosures. A credit impairment, which is recognized in earnings when it occurs, is the difference between the amortized cost of the fixed maturity security and the estimated present value of cash flows expected to be collected (recovery value), as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized as a separate component of Accumulated other comprehensive income (loss). AIG refers to both credit impairments and impairments recognized as a result of intent to sell as "impairment charges." The impairment model for equity securities was not affected by the standard.

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

    When assessing AIG's intent to sell a fixed maturity security, or whether it is more likely than not that AIG will be required to sell a fixed maturity security before recovery of its amortized cost basis, management evaluates

276            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relevant facts and circumstances including, but not limited to, decisions to reposition AIG's investment portfolio, sales of securities to meet cash flow needs and sales of securities to take advantage of favorable pricing.

    AIG considers severe price declines in its assessment of potential credit impairments. AIG may also modify its modeled outputs for certain securities when it determines that price declines are indicative of factors not comprehended by the cash flow models.

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

Credit Impairments

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG(a):

(in millions)	Twelve Months Ended December 31, 2010	Nine Months Ended December 31, 2009

Balance, beginning of year	$7,803	$-
Increases due to:
Credit losses remaining in accumulated deficit related to the adoption of new other-than-temporary impairment standard	-	7,182
Credit impairments on new securities subject to impairment losses	627	550
Additional credit impairments on previously impaired securities	1,294	1,523
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(1,039)	(967)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	(503)	-
Accretion on securities previously impaired due to credit(b)	(332)	(221)
Hybrid securities with embedded credit derivatives reclassified to Bonds trading securities	(748)	-
Foreign exchange translation adjustments	(18)	18
Activity of discontinued operations	251	(104)
Impairments on securities reclassified to Assets held for sale	(201)	(176)
Dispositions(c)	(406)	-
Other	58	(2)

Balance, end of year	$6,786	$7,803

(a)
Includes structured, corporate, municipal and sovereign fixed maturity securities.

(b)
Represents accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities as well as the accretion due to the passage of time.

(c)
Reflects the deconsolidation of AIA and sale of ALICO and AGF in 2010.

    In assessing whether a credit impairment has occurred for a structured fixed maturity security, AIG performs evaluations of expected future cash flows. Certain critical assumptions are made with respect to the performance of the securities.

    When estimating future cash flows for a structured fixed maturity security (e.g., RMBS, CMBS, CDO, ABS) management considers historical performance of underlying assets and available market information as well as bond-specific structural considerations, such as credit enhancement and priority of payment structure of the

AIG 2010 Form 10-K            277

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

security. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by asset class:

  •
  Current delinquency rates;

  •
  Expected default rates and the timing of such defaults;

  •
  Loss severity and the timing of any such recovery;

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

Equity Securities

    The impairment model for equity securities and other cost and equity method investments was not affected by the adoption of the accounting standard related to other-than-temporary impairments in the second quarter of 2009. AIG continues to evaluate its available for sale equity securities, equity method and cost method investments for impairment by considering such securities as candidates for other-than-temporary impairment if they meet any of the following criteria:

  •
  The security has traded at a significant (25 percent or more) discount to cost for an extended period of time (nine consecutive months or longer);

  •
  A discrete credit event has occurred resulting in (i) the issuer defaulting on a material outstanding obligation; (ii) the issuer seeking protection from creditors under the bankruptcy laws or any similar laws intended for court-supervised reorganization of insolvent enterprises; or (iii) the issuer proposing a voluntary reorganization pursuant to which creditors are asked to exchange their claims for cash or securities having a fair value substantially lower than the par value of their claims; or

  •
  AIG has concluded that it may not realize a full recovery on its investment, regardless of the occurrence of one of the foregoing events.

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

278            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AIG's investments in life settlement contracts are monitored for impairment based on the underlying life insurance policies, with cash flows reported periodically. An investment in a life settlement contract is considered impaired if the undiscounted cash flows resulting from the expected proceeds from the insurance policy are less than the carrying amount of the investment plus anticipated continuing costs. If an impairment loss is recognized, the investment is written down to fair value.

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

    After a fixed maturity security had been identified as other-than-temporarily impaired, the amount of such impairment was determined as the difference between fair value and amortized cost and the entire amount, whether attributable to credit or noncredit factors, was recorded as a charge to earnings.

(f) Insurance — Statutory Deposits

    Total carrying values of cash and securities deposited by AIG's insurance subsidiaries under requirements of regulatory authorities were $12.0 billion and $14.6 billion at December 31, 2010 and 2009, respectively.

8. Lending Activities

The following table presents mortgages and other loans receivable:

December 31, (in millions)	2010	2009

Mortgages – commercial	$13,571	$16,005
Mortgages – residential(a)	9	623
Life insurance policy loans	3,133	6,788
Collateral, guaranteed, and other commercial loans	3,521	4,883

Total mortgage and other loans receivable	20,234	28,299
Allowance for losses(b)	(867)	(838)

Mortgage and other loans receivable, net	$19,367	$27,461

(a)
Primarily consists of foreign mortgage loans.

(b)
In 2010, comprised of $470 million related to commercial mortgage loans and $397 million related to other loans. In 2009, comprised of $432 million related to commercial mortgage loans and $406 million related to other loans.

    Mortgage loans and other receivables held for sale were $62 million at December 31, 2009. For the year ended December 31, 2010, there were no mortgage loans and other receivables held for sale.

AIG 2010 Form 10-K            279

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Commercial mortgages primarily represent lending for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (26 percent and 11 percent, respectively, at December 31, 2010). Over 97 percent and 98 percent of the commercial mortgages were current as to payments of principal and interest at December 31, 2010 and 2009, respectively.

The following table summarizes finance receivables, net of unearned finance charges:

December 31, (in millions)	2010	2009

Real estate loans	$197	$15,473
Non-real estate loans	-	3,449
Retail sales finance	-	1,132
Credit card loans	-	14
Other loans	684	1,865

Total finance receivables	881	21,933
Allowance for losses	(11)	(1,606)

Finance receivables, net	$870	$20,327

    Finance receivables held for sale were $3 million and $694 million at December 31, 2010 and 2009, respectively.

The following table presents a rollforward of the changes in the allowance for Mortgage and other loans receivable and allowance for Finance receivables:

	Mortgage and Other Loans Receivable
Years Ended December 31, (in millions)				Finance Receivables
	2010	2009	2008	2010	2009	2008

Allowance, beginning of year	$838	$208	$77	$1,606	$1,472	$878
Loans charged off	(326)	(196)	-	(28)	(368)	(343)
Recoveries of loans previously charged off	-	-	30	8	54	83

Net charge-offs	(326)	(196)	30	(20)	(314)	(260)
Provision for loan losses	363	638	70	6	372	353
Other	122	119	34	(53)	(144)	(31)
Activity of discontinued operations	18	99	(3)	(144)	394	532
Reclassified to Assets of businesses held for sale	(58)	(30)	-	-	(174)	-
Sales of divested businesses	(90)	-	-	(1,384)	-	-

Allowance, end of year	$867	$838	$208	$11	$1,606	$1,472

280            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Reinsurance

    In the ordinary course of business, AIG's general insurance and life insurance companies place reinsurance with other insurance companies in order to provide greater diversification of AIG's business and limit the potential for losses arising from large risks. In addition, AIG's general insurance subsidiaries assume reinsurance from other insurance companies.

The following table provides supplemental information for gross loss and benefit reserves net of ceded reinsurance:

	2010		2009
At December 31, (in millions)
	As Reported	Net of Reinsurance	As Reported	Net of Reinsurance

Liability for unpaid claims and claims adjustment expense	$(91,151)	$(71,507)	$(85,386)	$(67,899)
Future policy benefits for life and accident and health insurance contracts	(31,268)	(30,234)	(116,001)	(114,777)
Reserve for unearned premiums	(23,803)	(19,927)	(21,363)	(18,146)
Reinsurance assets*	24,554	-	21,928	-

*
Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.

General Reinsurance

    General reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts that protect AIG against losses above stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are recognized as a reduction of premiums earned over the contract period in proportion to the protection received. Amounts recoverable from general reinsurers are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of Reinsurance assets. Assumed reinsurance premiums are earned primarily on a pro-rata basis over the terms of the reinsurance contracts. For both ceded and assumed reinsurance, risk transfer requirements must be met in order for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.

The following table presents general insurance premiums written and earned:

Years Ended December 31, (in millions)	Chartis			Other Businesses*			Eliminations			Total
	2010	2009	2008	2010	2009*	2008*	2010	2009	2008	2010	2009	2008

Premiums written:
Direct	$38,965	$38,461	$43,953	$927	$2,195	$3,997	$-	$-	$-	$39,892	$40,656	$47,950
Assumed	2,442	2,061	2,913	(2)	2,628	6,301	-	(657)	(1,925)	2,440	4,032	7,289
Ceded	(9,795)	(9,869)	(12,335)	(169)	(631)	(697)	-	657	1,925	(9,964)	(9,843)	(11,107)

Total	$31,612	$30,653	$34,531	$756	$4,192	$9,601	$-	$-	$-	$32,368	$34,845	$44,132

Premiums earned:
Direct	$39,082	$40,859	$44,655	$1,065	$2,288	$4,095	$-	$-	$-	$40,147	$43,147	$48,750
Assumed	2,488	2,192	2,951	80	2,740	6,361	-	(657)	(1,925)	2,568	4,275	7,387
Ceded	(9,049)	(10,790)	(12,096)	(170)	(689)	(733)	-	657	1,925	(9,219)	(10,822)	(10,904)

Total	$32,521	$32,261	$35,510	$975	$4,339	$9,723	$-	$-	$-	$33,496	$36,600	$45,233

*
Includes results of Mortgage Guaranty and in 2009 also includes results of Transatlantic which was deconsolidated during 2009 and 21st Century and HSB which were sold during 2009.

AIG 2010 Form 10-K            281

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the years ended December 31, 2010, 2009 and 2008, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $8.0 billion, $8.9 billion and $8.3 billion, respectively.

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

The following table presents premiums for AIG's life insurance and retirement services operations:

Years Ended December 31, (in millions)	SunAmerica			Divested Businesses*			Eliminations			Total
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Gross premiums	$5,252	$5,489	$7,626	$9,670	$9,572	$10,451	$-	$(4)	$-	$14,922	$15,057	$18,077
Ceded premiums	(628)	(729)	(753)	(435)	(342)	(274)	-	4	-	(1,063)	(1,067)	(1,027)

Total	$4,624	$4,760	$6,873	$9,235	$9,230	$10,177	$-	$-	$-	$13,859	$13,990	$17,050

*
Primarily represents results of AIA, which was deconsolidated during 2010.

    Life Insurance recoveries, which reduced death and other benefits, approximated $810 million, $638 million and $740 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

The following table presents Life insurance in force ceded to other insurance companies:

At December 31, (in millions)	2010*	2009	2008

Life insurance in force ceded	$148,605	$339,183	$384,538

*
Excludes amounts related to held-for-sale entities.

    Life Insurance assumed represented 0.1 percent of gross Life insurance in force at December 31, 2010, and less than 0.1 percent in each of the periods ending December 31, 2009 and 2008, and combined life insurance and retirement services premiums assumed represented 0.3 percent, 0.1 percent and 0.2 percent of gross premiums for the years ended December 31, 2010, 2009 and 2008, respectively.

    SunAmerica operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits. SunAmerica's domestic life insurance companies also cede excess, non-economic reserves carried on a statutory-basis on certain term and universal life insurance policies and certain fixed annuities to an offshore affiliate.

    SunAmerica generally obtains letters of credit in order to obtain statutory recognition of its intercompany reinsurance transactions, particularly with respect to redundant statutory reserves requirements on term insurance and universal life with secondary guarantees (XXX and AXXX reserves). For this purpose, SunAmerica has a $2.5 billion syndicated letter of credit facility outstanding at December 31, 2010, all of which relates to life intercompany reinsurance transactions. SunAmerica has also obtained approximately $2.3 billion of letters of credit on a bilateral basis all of which relates to life intercompany reinsurance transactions. All of these approximately $4.8 billion of letters of credit are due to mature on December 31, 2015.

282            AIG 2010 Form 10-K

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

10. Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs:

Years Ended December 31, (in millions)	2010	2009	2008

General insurance operations:
Balance, beginning of year	$4,875	$5,114	$5,407

Dispositions(a)	-	(418)	-
Acquisition costs deferred	6,865	6,522	7,370
Amortization expense	(6,788)	(6,741)	(7,457)
Activity of discontinued operations	-	-	(152)
Increase (decrease) due to foreign exchange and other	68	398	(54)

Balance, end of year	$5,020	$4,875	$5,114

Life insurance and retirement services:
Balance, beginning of year	$11,098	$14,447	$12,270

Dispositions(b)	-	(479)	-
Acquisition costs deferred	990	1,014	1,655
Amortization expense	(1,368)	(1,553)	(522)
Change in unrealized gains (losses) on securities(c)	(1,111)	(960)	1,158
Increase (decrease) due to foreign exchange	1	(10)	(114)
Other(d)	(4)	(1,361)	-

Subtotal	$9,606	$11,098	$14,447
Consolidation and eliminations	42	49	55

Balance, end of year(e)	$9,648	$11,147	$14,502

Divested Businesses:(f)
Balance, beginning of year	$24,792	$26,166	$26,175

Dispositions(b)	(22,244)	-	(16)
Acquisition costs deferred	1,480	1,513	1,861
Amortization expense	(978)	(1,148)	(1,460)
Change in unrealized gains (losses) on securities(c)	34	(44)	(81)
Increase (decrease) due to foreign exchange	377	826	(1,143)
Activity of discontinued operations	220	868	1,888
Reclassified to Assets held for sale	(3,521)	(3,322)	-
Other(d)	(160)	(67)	(1,058)

Balance, end of year(e)	$-	$24,792	$26,166

Total deferred policy acquisition costs	$14,668	$40,814	$45,782

(a)
In 2009, Transatlantic was deconsolidated and 21st Century and HSB were sold.

AIG 2010 Form 10-K            283

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)
For 2010, includes AIA which was deconsolidated and ALICO which was sold in 2010, AIG Life Canada was sold in 2009 and the Brazil operations were sold in 2008.

(c)
In 2009, includes an increase of $1.3 billion and $2 million related to the cumulative effect of adopting a new other-than-temporary impairments accounting standard for SunAmerica and Divested businesses, respectively.

(d)
In 2009, includes a decrease of $1.3 billion and $2 million related to the cumulative effect of adopting a new other-than-temporary impairments accounting standard for SunAmerica and Divested businesses, respectively. In 2008, primarily represents the cumulative effect of adopting a new accounting standard addressing the fair value option for financial assets and financial liabilities for Divested businesses.

(e)
Includes $(1.0) billion, $86 million, and $1.0 billion for SunAmerica at December 31, 2010, 2009 and 2008, respectively, and $(34) million and $9 million for Divested businesses at 2009 and 2008, respectively, related to the effect of net unrealized gains and losses on available for sale securities. For the year ended December 31, 2010, there were no net unrealized gains and losses on available for sale securities associated with divested businesses.

(f)
Includes AIA, which was deconsolidated in 2010, ALICO, which was sold in 2010 and AIG Star and AIG Edison, which were sold in February 2011.

    AIG adopted an other-than-temporary impairments accounting standard on April 1, 2009 resulting in a cumulative effect adjustment to the cost basis of affected securities and DAC and SIA charges related to other-than-temporary impairments previously taken. There was no material effect to DAC and SIA assets on the Consolidated Balance Sheet. However, because Net realized capital gains and losses are included in the estimated gross profits used to amortize DAC for investment-oriented products, DAC amortization is expected to be lower in future periods.

    Included in the above table is the VOBA, an intangible asset recorded during purchase accounting, which is amortized in a manner similar to DAC. Amortization of VOBA was $90 million, $132 million and $(33) million in 2010, 2009 and 2008, respectively, while the unamortized balance was $488 million, $1.6 billion and $2.1 billion at December 31, 2010, 2009 and 2008, respectively. The percentage of the unamortized balance of VOBA at December 31, 2010 expected to be amortized in 2011 through 2015 by year is: 9.9 percent, 8.8 percent, 7.7 percent, 6.4 percent and 5.9 percent, respectively, with 61.3 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality and morbidity assumptions. The DAC amortization charged to income includes the increase or decrease of amortization related to Net realized capital gains (losses), primarily in SunAmerica's domestic retirement services business. In 2010, 2009 and 2008, the rate of amortization expense (increased) decreased by $101 million, $(113) million and $2.2 billion, respectively.

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

11. Variable Interest Entities

    A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity's operations through voting rights and do not substantively participate in the gains and losses of the entity. Consolidation of a VIE by its primary beneficiary is not based on majority voting interest, but is based on other criteria discussed below.

    While AIG enters into various arrangements with VIEs in the normal course of business, AIG's involvement with VIEs is primarily via its insurance companies as a passive investor in debt securities (rated and unrated) and

284            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity interests issued by VIEs. In all instances, AIG consolidates the VIE when it determines it is the primary beneficiary. This analysis includes a review of the VIE's capital structure, contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued and AIG's involvements with the entity. AIG also evaluates the design of the VIE and the related risks the entity was designed to expose the variable interest holders to in evaluating consolidation.

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

Exposure to Loss

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $1.0 billion and $2.2 billion at December 31, 2010 and 2009, respectively.

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

					Off-Balance Sheet Exposure
At December 31, (in billions)	VIE Assets(a)		VIE Liabilities
	2010	2009	2010	2009	2010	2009

AIA/ALICO SPVs(b)	$48.6	$200.6	$0.9	$171.5	$-	$-
Real estate and investment funds	3.8	4.6	1.2	2.9	0.1	0.6
Commercial paper conduit	0.5	3.6	0.2	3.0	-	-
CDOs	-	0.2	-	0.1	-	-
Affordable housing partnerships	2.9	2.5	0.4	-	-	-
Other	4.7	3.4	2.1	2.1	-	-
VIEs of businesses held for sale	0.4	-	-	-	-	-

Total	$60.9	$214.9	$4.8	$179.6	$0.1	$0.6

(a)
Each of the VIE's assets can be used only to settle specific obligations of that VIE.

(b)
In 2010, AIG made revisions to the presentation to include the ALICO and AIA SPV. The prior period has been revised to conform to the current period presentation.

    AIG calculates its maximum exposure to loss to be (i) the amount invested in the debt or equity of the VIE, (ii) the notional amount of VIE assets or liabilities where AIG has also provided credit protection to the VIE with the VIE as the referenced obligation and (iii) other commitments and guarantees to the VIE. Interest holders in VIEs sponsored by AIG generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to AIG, except in limited circumstances when AIG has provided a guarantee to the VIE's interest holders.

AIG 2010 Form 10-K            285

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

December 31, 2010
Real estate and investment funds	$18.5	$2.5	$0.3	$2.8
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane Interests	40.1	7.6	-	7.6
Other	1.6	0.1	0.5	0.6
VIEs of businesses held for sale	2.0	0.4	0.1	0.5

Total	$62.8	$11.2	$0.9	$12.1

December 31, 2009
Real estate and investment funds	$23.3	$3.6	$1.6	$5.2
Affordable housing partnerships	1.3	1.3	-	1.3
Maiden Lane Interests	38.7	5.3	-	5.3
Other	7.6	1.7	-	1.7

Total	$70.9	$11.9	$1.6	$13.5

Balance Sheet Classification

AIG's interest in the assets and liabilities of consolidated and unconsolidated VIEs were classified on the Consolidated Balance Sheet as follows:

			Unconsolidated VIEs
At December 31, (in billions)	Consolidated VIEs
	2010	2009	2010	2009

Assets:
Available for sale securities	$3.3	$132.2	$-	$0.3
Trading securities	8.1	9.9	7.7	6.4
Mortgage and other loans receivable	0.7	5.3	-	-
Other invested assets	18.3	27.6	3.1	3.6
Cash	0.1	4.3	-	-
Other asset accounts	30.0	35.6	0.1	1.6
Assets held for sale	0.4	-	0.3	-

Total	$60.9	$214.9	$11.2	$11.9

Liabilities:
Future policy benefits for life and accident and health insurance contracts	$-	$67.6	$-	$-
Policyholder contract deposits	-	77.3	-	-
Other policyholder funds	-	8.9	-	-
FRBNY commercial paper funding facility	-	2.7	-	-
Other long-term debt	2.6	7.1	-	-
Other liability accounts	2.2	16.0	-	-

Total	$4.8	$179.6	$-	$-

286            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    See Note 2(y) herein for the effect of consolidation under the amended accounting standard for the consolidation of variable interest entities.

AIA and ALICO SPVs

    AIG is the primary beneficiary of the AIA and ALICO SPVs as it has the power to direct the activities of the SPVs that most significantly impact their economic performance and the obligation to absorb losses and the right to receive benefits that could potentially be significant to the SPVs. See Notes 2 and 17 herein for further discussion of the AIA and ALICO SPVs.

Real Estate and Investment Funds

    AIG's Direct Investment business, through AIG Global Real Estate, is an investor in various real estate investments, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIE's activities consist of the development or redevelopment of commercial and residential real estate. AIG's involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIE.

    AIG's insurance operations participate as passive investors in the equity issued primarily by third-party-managed hedge and private equity funds. AIG's insurance operations typically are not involved in the design or establishment of VIEs, nor do they actively participate in the management of VIEs.

Affordable Housing Partnerships

    SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes and invests in limited partnerships that develop and operate affordable housing qualifying for federal tax credits, in addition to a few market rate properties across the United States. The general partners in the operating partnerships are almost exclusively unaffiliated third-party developers. AIG does not consolidate an operating partnership if the general partner is an unaffiliated person. Through approximately 1,200 partnerships, SAAHP has invested in developments with approximately 150,000 apartment units nationwide, and has syndicated over $7 billion in partnership equity since 1991 to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. The pre-tax income of SAAHP is reported, along with other SunAmerica partnership income, as a component of the SunAmerica segment.

Maiden Lane Interests

    In 2008, certain AIG wholly owned life insurance companies sold all of their undivided interests in a pool of $39.3 billion face amount of RMBS to ML II, whose sole member is the FRBNY. AIG has a significant variable economic interest in ML II, which is a VIE.

    In 2008, AIG entered into the ML III Agreement with the FRBNY, ML III and The Bank of New York Mellon, which established arrangements, through ML III, to fund the purchase of multi-sector CDOs underlying or related to CDS written by AIG Financial Products Corp. Concurrently, AIG Financial Products Corp's counterparties to such CDS transactions agreed to terminate those CDS transactions relating to the multi-sector CDOs purchased from them. AIG has a significant variable interest in ML III, which is a VIE.

Other Asset Accounts

Aircraft Trusts

    AIG has created two VIEs for the purpose of acquiring, owning, leasing, maintaining, operating and selling aircraft. AIG subsidiaries hold beneficial interests, including all the equity interests in these entities. These beneficial interests include passive investments by AIG's insurance operations in non-voting preferred equity

AIG 2010 Form 10-K            287

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests and in the majority of the debt issued by these entities. AIG and its subsidiaries collectively maintain the power to direct the activities of the VIEs that most significantly impact the entities' economic performance, and bear the obligation to absorb economic losses or receive economic benefits that could potentially be significant to the VIEs. As result, AIG has determined that it is the primary beneficiary and fully consolidates these entities. The debt of these entities is not an obligation of, or guaranteed by, AIG or any of its subsidiaries. Under a servicing agreement, ILFC acts as servicer for the aircraft owned by these entities

Consumer Loans Vehicles

    AIG sponsors one VIE that has issued a variable funding note backed by a consumer loan collateralized by individual life insurance assets. As of December 31, 2010, AIG's maximum exposure, representing the carrying value of the consumer loan, was $502 million. The total VIE assets and liabilities for this entity were $535 million and $338 million, respectively. AIG consolidates the assets and liabilities of this entity.

Commercial Paper Conduit

    AIG Financial Products Corp., AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP) are the primary beneficiary of Curzon Funding LLC, an asset-backed commercial paper conduit to third parties, the assets of which serve as collateral for the conduit's obligations.

RMBS, CMBS, Other ABS and CDOs

    AIG, through its insurance company subsidiaries, is a passive investor in RMBS, CMBS, other ABS and CDOs primarily issued by domestic special-purpose entities. AIG generally does not sponsor or transfer assets to, or act as the servicer to these asset-backed structures, and was not involved in the design of these entities.

    AIG, through its Direct Investment business, also invests in CDOs and similar structures, which can be cash-based or synthetic and are managed by third parties. The role of Direct Investment subsidiaries is generally limited to that of a passive investor; it does not manage such structures.

    AIG's maximum exposure in these types of structures is limited to its investment in securities issued by these entities. Based on the nature of AIG's investments and its passive involvement in these types of structures, AIG has determined that it is not the primary beneficiary of these entities. The fair values of AIG's investments in these structures are reported in Notes 6 and 7 herein.

Financing Vehicles

    ILFC has created wholly owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. A portion of the secured debt has been guaranteed by the European Export Credit Agencies. These entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes which serve as equity even though they are legally debt instruments. ILFC fully consolidates the entities, controls all the activities of the entities and guarantees the activities of the entities. AIG has not included these entities in the above table as they are wholly owned and there are no other variable interests other than those of ILFC and the lenders. See Note 15 herein for further information.

Leasing Entities

    ILFC has created wholly owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes which serve as equity. ILFC fully consolidates the entities, controls all the activities of the entities and fully guarantees the activities of the entities. AIG has not

288            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included these entities in the above table as they are wholly owned and there are no other variable interests in the entities other than those of ILFC.

Structured Investment Vehicle

    The Direct Investment business sponsors Nightingale Finance Ltd, its only structured investment vehicle (SIV), which invests in variable rate, investment-grade debt securities, the majority of which are ABS. The Direct Investment business has no equity interest in the SIV; however, it maintains the power to direct the activities of the SIV that most significantly impact the entity's economic performance and bears the obligation to absorb economic losses that could potentially be significant to the SIV. The SIV meets the definition of a VIE and accordingly, the Direct Investment business, as primary beneficiary, consolidates the SIV.

12. Derivatives and Hedge Accounting

    AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP had also transacted in derivatives as a dealer and had acted as an intermediary between the relevant AIG subsidiary and the counterparty. In a number of situations, AIG has replaced AIGFP with AIG Markets for purposes of acting as an intermediary between the AIG subsidiary and the third-party counterparty as part of the wind-down of AIGFP's portfolios.

    Derivatives are financial arrangements among two or more parties with returns linked to or "derived" from some underlying equity, debt, commodity, or other asset, liability, or foreign exchange rate or other index or the occurrence of a specified payment event. Derivative payments may be based on interest rates, exchange rates, prices of certain securities, commodities, or financial or commodity indices or other variables. Derivatives, with the exception of bifurcated embedded derivatives, are reflected on the Consolidated Balance Sheet in Unrealized gain on swaps, options and forward transactions, at fair value and Unrealized loss on swaps, options and forward contracts, at fair value. A bifurcated embedded derivative is recorded at fair value whereas the corresponding host contract is recorded on an amortized cost basis. A bifurcated embedded derivative is presented with the host contract on the Consolidated Balance Sheet.

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	December 31, 2010				December 31, 2009
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$1,471	$156	$626	$56	$10,612	$2,129	$3,884	$375
Derivatives not designated as hedging instruments:
Interest rate contracts(c)	150,966	14,048	118,783	9,657	345,614	27,451	300,847	23,718
Foreign exchange contracts	2,495	203	4,105	338	16,662	720	9,719	939
Equity contracts	5,002	358	1,559	329	8,175	1,184	7,713	1,064
Commodity contracts	944	92	768	67	759	883	381	373
Credit contracts	2,046	379	62,715	4,180	3,706	1,210	190,275	5,815
Other contracts	27,333	1,075	16,297	753	34,605	928	23,310	1,101

Total derivatives not designated as hedging instruments	188,786	16,155	204,227	15,324	409,521	32,376	532,245	33,010

Total derivatives	$190,257	$16,311	$204,853	$15,380	$420,133	$34,505	$536,129	$33,385

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

AIG 2010 Form 10-K            289

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes cross currency swaps.

The following table presents the fair values of derivative assets and liabilities on the Consolidated Balance Sheet:

	December 31, 2010				December 31, 2009
	Derivative Assets		Derivative Liabilities(a)		Derivative Assets(b)		Derivative Liabilities(c)
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Capital Markets derivatives	$168,033	$12,268	$173,226	$12,379	$400,223	$31,951	$499,821	$30,930
All other derivatives	22,224	4,043	31,627	3,001	19,910	2,554	36,308	2,455

Total derivatives, gross	$190,257	16,311	$204,853	15,380	$420,133	34,505	$536,129	33,385

Counterparty netting(d)		(6,298)		(6,298)		(19,054)		(19,054)
Cash collateral(e)		(4,096)		(2,902)		(6,317)		(8,166)

Total derivatives, net		5,917		6,180		9,134		6,165

Less: Bifurcated embedded derivatives(f)		-		445		4		762

Total derivatives on balance sheet		$5,917		$5,735		$9,130		$5,403

(a)
Included in all other derivatives are bifurcated embedded derivatives, which are recorded in Policyholder contract deposits Bonds available for sale, at fair value, and Common and preferred stock.

(b)
Included in all other derivatives are bifurcated embedded derivatives, which are recorded in Bonds available for sale, at fair value, and Policyholder contract deposits.

(c)
Included in all other derivatives are bifurcated embedded derivatives, which are recorded in Policyholder contract deposits and Common and preferred stock.

(d)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(e)
Represents cash collateral posted and received.

(f)
Current period includes a change in valuation assumption relating to embedded policy derivatives.

Hedge Accounting

    AIG designated certain derivatives entered into by AIGFP and AIG Markets with third parties as either fair value or cash flow hedges of certain debt issued by AIG Parent and ILFC. The fair value hedges included (i) interest rate swaps that were designated as hedges of the change in the fair value of fixed rate debt attributable to changes in the benchmark interest rate and (ii) foreign currency swaps designated as hedges of the change in fair value of foreign currency denominated debt attributable to changes in foreign exchange rates and in certain cases also the benchmark interest rate. With respect to the cash flow hedges, (i) interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate, and (ii) foreign currency swaps were designated as hedges of changes in cash flows on foreign currency denominated debt attributable to changes in the benchmark interest rate and foreign exchange rates.

    AIG assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Regression analysis is employed to assess the effectiveness of these hedges both on a prospective and retrospective basis. AIG does not utilize the shortcut method to assess hedge effectiveness. For net investment hedges, a qualitative methodology is utilized to assess hedge effectiveness.

    AIG uses debt instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot

290            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange rates. AIG records the change in the carrying amount of these investments in the foreign currency translation adjustment within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign currency translation adjustment and the ineffective portion, if any, is recorded in earnings. If (i) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (ii) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. For the years ended December 31, 2010 and 2009, AIG recognized gains (losses) of $28 million and $(81) million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships on the Consolidated Statement of Income (Loss):

Years Ended December 31, (in millions)	2010	2009

Interest rate contracts(a)(b):
Gain (loss) recognized in earnings on derivatives	$196	$(240)
Gain (loss) recognized in earnings on hedged items(c)	(25)	343
Gain recognized in earnings for ineffective portion and amount excluded from effectiveness testing	27	87

(a)
Gains and losses recognized in earnings on derivatives for the effective portion and hedged items are recorded in Other income. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital losses and Other income, respectively.

(b)
Includes $27 million and $95 million for 2010 and 2009, respectively, related to the ineffective portion and $0 million and $(8) million for 2010 and 2009, respectively, for amounts excluded from effectiveness testing.

(c)
Includes $144 million for 2010, representing the amortization of debt basis adjustment following the discontinuation of hedge accounting on certain positions.

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships on the Consolidated Statement of Income (Loss):

Years Ended December 31, (in millions)	2010	2009

Interest rate contracts(a):
Gain (loss) recognized in OCI on derivatives	$(33)	$91
Loss reclassified from Accumulated OCI into earnings(b)	(84)	(13)
Gain (loss) recognized in earnings on derivatives for ineffective portion	(6)	9

(a)
Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At December 31, 2010, $55 million of the deferred net loss in Accumulated other comprehensive loss is expected to be recognized in earnings during the next 12 months.

AIG 2010 Form 10-K            291

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments on the Consolidated Statement of Income (Loss):

	Gains (Losses) Recognized in Earnings
Years Ended December 31, (in millions)
	2010	2009

By Derivative Type:
Interest rate contracts(a)	$254	$726
Foreign exchange contracts	(123)	(578)
Equity contracts	4	(876)
Commodity contracts	1	(703)
Credit contracts	1,227	2,088
Other contracts(b)	968	1,739

Total	$2,331	$2,396

By Classification:
Premiums and other considerations	$75	$74
Net investment income	18	21
Net realized capital gains	726	1,201
Unrealized market valuation gains on Capital Markets super senior credit default swap portfolio	598	1,418
Other income	914	(318)

Total	$2,331	$2,396

(a)
Includes cross currency swaps.

(b)
Includes embedded derivative gains of $423 million and $1.7 billion, for the years ended December 31, 2010 and December 31, 2009, respectively.

Capital Markets Derivatives

    AIGFP enters into derivative transactions to mitigate market risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from its transactions. In most cases, AIGFP did not hedge its exposures related to the credit default swaps it had written. As a dealer, AIGFP structured and entered into derivative transactions to meet the needs of counterparties who may be seeking to hedge certain aspects of such counterparties' operations or obtain a desired financial exposure.

    Capital Markets' derivative transactions involving interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. AIGFP typically became a principal in the exchange of interest payments between the parties and, therefore, is exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity and equity swaps are similar to interest rate swaps but involve the exchange of specific currencies or cash flows based on the underlying commodity, equity securities or indices. Also, they may involve the exchange of notional amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction.

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, on a security-by-security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $369 million of securities to economically hedge its credit risk.

292            AIG 2010 Form 10-K

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

    Typically, the credit risk associated with a designated portfolio of loans or debt securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging generally from a BBB-rated layer to one or more AAA-rated layers. A significant majority of AIGFP transactions that were rated by rating agencies had risk layers or tranches rated AAA at origination and are immediately junior to the threshold level above which AIGFP's payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or debt securities in these transactions is often called the "super senior" risk layer, defined as a layer of credit risk senior to one or more risk layers rated AAA by the credit rating agencies, or, if the transaction is not rated, structured to be the equivalent thereto.

AIG 2010 Form 10-K            293

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

	Net Notional Amount December 31,		Fair Value of Derivative (Asset) Liability at December 31,		Unrealized Market Valuation Gain (Loss) Year Ended December 31,
(in millions)	2010(a)	2009(a)	2010(b)(c)	2009(b)(c)	2010(c)	2009(c)

Regulatory Capital:
Corporate loans	$5,193	$55,010	$-	$-	$-	$-
Prime residential mortgages	31,613	93,276	(190)	(137)	53	137
Other	1,263	1,760	17	21	4	35

Total	38,069	150,046	(173)	(116)	57	172

Arbitrage:
Multi-sector CDOs(d)	6,689	7,926	3,484	4,418	663	(669)
Corporate debt/CLOs(e)	12,269	22,076	171	309	(67)	1,863

Total	18,958	30,002	3,655	4,727	596	1,194

Mezzanine tranches(f)	2,823	3,478	198	143	(55)	52

Total	$59,850	$183,526	$3,680	$4,754	$598	$1,418

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of ($133) million and $52 million in the years ended December 31, 2010 and 2009, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During 2010, AIGFP terminated a super senior CDS transaction with its counterparty with a net notional amount of $296 million, included in Multi-sector CDOs. This transaction was terminated at approximately its fair value at the time of the termination. As a result, a $202 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During 2010, AIGFP also paid $69 million to its counterparty with respect to multi-sector CDOs. Upon payment, a $69 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $5.5 billion and $6.3 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2010 and December 31, 2009, respectively.

(e)
During 2010, AIGFP terminated super senior CDS transactions with its counterparties with a net notional amount of $9.3 billion, included in Corporate debt/CLOs. These transactions were terminated at approximately their fair value at the time of the termination. As a result, an $83 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. In addition, AIGFP made a one time payment of $122 million in 2010 to an intermediary in exchange for eliminating all future collateral posting requirements on $10.7 billion of net notional of Corporate debt transactions. Corporate debt/CLOs also include $1.3 billion and $1.4 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at December 31, 2010 and December 31, 2009, respectively.

(f)
Net of offsetting purchased CDS of $1.4 billion and $1.5 billion in net notional amount at December 31, 2010 and December 31, 2009, respectively.

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

294            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of December 31, 2010 was 1.2 years for the regulatory capital corporate loan portfolio, 3.5 years for the regulatory capital prime residential mortgage portfolio, 4.8 years for the regulatory capital other portfolio, 6.2 years for the multi-sector CDO arbitrage portfolio and 5.0 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

    The regulatory capital portfolio represents derivatives written for financial institutions in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as certain changes to regulatory capital standards. During 2010, $84.1 billion in net notional amount was terminated or matured at no cost to AIGFP. Through February 16, 2011, AIGFP had also received termination notices for an additional $1.4 billion in net notional amount with effective termination dates in 2011.

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

    The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the prime residential mortgage and corporate loan referenced portfolios at December 31, 2010 was 14.31 percent and 27.70 percent, respectively. The highest realized losses to date in any single residential mortgage and corporate loan pool were 2.61 percent and 0.52 percent, respectively. Each of the corporate loan transactions consists of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally expire within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP's super senior CDS exposure.

    The regulatory benefit of these transactions for AIGFP's financial institution counterparties are generally derived from the capital regulations promulgated by the Basel Committee on Banking Supervision known as Basel I. In December 2010, the Basel Committee on Banking Supervision finalized a new framework for international capital and liquidity standards known as Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties from these transactions and thus may impact the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2010, AIGFP estimated that the weighted average expected maturity of the portfolio was 3.16 years.

AIG 2010 Form 10-K            295

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

    The outstanding multi-sector CDO portfolio at December 31, 2010 was written on CDO transactions (including synthetic CDOs) that generally held a concentration of RMBS, CMBS and inner CDO securities. At December 31, 2010, approximately $3.2 billion net notional amount (fair value liability of $1.9 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP's portfolio also included both high grade and mezzanine CDOs.

    The majority of multi-sector CDO CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with such transactions only if realized credit losses in respect of the underlying portfolio exceed AIGFP's attachment point. As of December 31, 2010, only one transaction, with a net notional amount of $389 million, has breached its attachment point. AIGFP has paid a total of $69 million on this trade all of which was paid in 2010. In the remainder of the portfolio, AIGFP's payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

    Included in the multi-sector CDO portfolio are 2a-7 Puts. Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer's remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par so long as the security has not experienced a payment default or certain bankruptcy events with respect to the issuer of such security have not occurred. At December 31, 2009, there were $1.6 billion of net notional amount of 2a-7 Puts issued by AIGFP outstanding. During 2010, AIGFP terminated all 2a-7 Puts in respect of notes held by holders other than AIGFP and its affiliates. AIGFP is not a party to any commitments to issue any additional 2a-7 Puts.

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

    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $1.6 billion at December 31, 2010 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

    Because of long-term maturities of the CDS in the arbitrage portfolio, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

296            AIG 2010 Form 10-K

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

    The amount of future collateral posting requirements is a function of AIG's credit ratings, the rating of the reference obligations and the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. Given the lack of observable data and the uncertainty regarding the potential effects on market prices of measures undertaken by the federal government to address the credit market disruption, AIGFP is unable to reasonably estimate the amounts of collateral that it may be required to post in the future.

    At December 31, 2010 and December 31, 2009, the amounts of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) were $3.8 billion and $4.6 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy allowing AIGFP to earn the net spread between CDS it wrote and ones it purchased. At December 31, 2010, the net notional amount of these written CDS contracts was $377 million. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $188 million in net notional amount. The net unhedged position of approximately $189 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 13.36 years. At December 31, 2010, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $9 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    AIGFP wrote these written CDS contracts under Master Agreements. The majority of these Master Agreements include CSA, which provide for collateral postings at various ratings and threshold levels. At December 31, 2010, AIGFP had posted $21 million of collateral under these contracts.

All Other Derivatives

    AIG's non-Capital Markets businesses also use derivatives and other instruments as part of their financial risk management programs. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with investments in fixed income securities, outstanding medium- and long-term notes and other interest rate sensitive assets and liabilities. In addition, foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures and foreign exchange transactions. The derivatives are effective economic hedges of the exposures they are meant to offset.

AIG 2010 Form 10-K            297

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In addition to hedging activities, AIG also uses derivative instruments with respect to investment operations, which include, among other things, credit default swaps and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds.

Matched Investment Program Written Credit Default Swaps

    AIG's Matched Investment Program (MIP) operations, which are reported in AIG's Other operations category as part of Asset Management — Direct Investment business, are currently in run-off. Through the MIP, AIG has entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. The portfolio of CDS contracts were single-name exposures and, at inception, were predominantly high-grade corporate credits.

    These contracts were written through AIG Markets, which then transacted directly with unaffiliated third parties under ISDA agreements. As of December 31, 2010, the notional amount of written CDS contracts was $1.9 billion with an average credit rating of BBB+. At that date, the average maturity of the written CDS contracts was 1.2 years and the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS was $25.4 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At December 31, 2010, $1.8 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, because of the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

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

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that were in a net liability position at December 31, 2010, was approximately $5.2 billion. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2010, was $5.2 billion. See Note 6 herein.

    AIG estimates that at December 31, 2010, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to Baa1 by Moody's Investors Service (Moody's) and BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in up to approximately $0.7 billion of corresponding collateral postings and termination payments; a two-notch downgrade to Baa2 by Moody's and BBB by S&P would result in approximately $0.4 billion in additional collateral postings and termination payments above the one-notch downgrade amount; and a three-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $0.2 billion in additional collateral postings and termination payments above the two-notch downgrade amount. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of December 31, 2010. Factors considered in estimating the termination payments upon downgrade include current

298            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

Hybrid Securities with Embedded Credit Derivatives

    AIG invests in hybrid securities (credit-linked notes). Upon the issuance of credit-linked notes, the cash received by the issuer is generally used to invest in highly rated securities in addition to entering into a derivative contract that exchanges the return on its highly-rated securities for the return on a separate portfolio of assets. The investments owned by the issuer serve as collateral for the derivative instrument written by the issuer. The return on the separate portfolio received by the issuer is used to pay the return owed on the credit-linked notes. These hybrid securities expose AIG to risks similar to the risks in RMBS, CMBS, CDOs and ABS, but such risk is derived from the separate portfolio rather than from direct mortgage or loan investments owned by the issuer. As with other investments in RMBS, CMBS, CDOs and other ABS, AIG invested in these hybrid securities with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. Similar to AIG's other investments in RMBS, CMBS, CDOs and ABS, AIG's investments in these hybrid securities are exposed to losses only up to the amount of AIG's initial investment in the hybrid security, as losses on the derivative contract will be paid via the collateral held by the entity that issues the hybrid security. Losses on the embedded derivative contracts may be triggered by events such as bankruptcy, failure to pay or restructuring associated with the obligations referenced by the derivative, and these losses in turn result in the reduction of the principal amount to be repaid to AIG and other investors in the hybrid securities. Other than AIG's initial investment in the hybrid securities, AIG has no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.

    Effective July 1, 2010, AIG elected to account for its investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in earnings. Through June 30, 2010, these hybrid securities had been accounted for as available for sale securities, and had been subject to other than temporary impairment accounting as applicable.

    AIG's investments in these hybrid securities are reported as Bond trading securities on the Consolidated Balance Sheet. The fair value of these hybrid securities was $35 million at December 31, 2010. These securities have a current par amount of $331 million and have remaining stated maturity dates that extend to 2056.

AIG 2010 Form 10-K            299

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Liability for Unpaid Claims and Claims Adjustment Expense and Future Policy Benefits for Life and Accident and Health Insurance Contracts and Policyholder Contract Deposits

The following table presents the reconciliation of activity in the Liability for unpaid claims and claims adjustment expense:

Years Ended December 31, (in millions)	2010	2009	2008

Balance, beginning of year:
Liability for unpaid claims and claims adjustment expense	$85,386	$89,258	$85,500
Reinsurance recoverable	(17,487)	(16,803)	(16,212)

Total	67,899	72,455	69,288

Foreign exchange effect	(126)	1,416	(2,113)
Acquisitions(a)	1,538	-	-
Dispositions(b)	(87)	(9,657)	(269)

Losses and loss expenses incurred(c):
Current year	24,074	27,354	34,516
Prior years, other than accretion of discount(d)	4,182	2,771	118
Prior years, accretion of discount	(181)	313	317

Total	28,075	30,438	34,951

Losses and loss expenses paid(c):
Current year	9,873	11,079	13,204
Prior years	15,919	15,673	16,240

Total	25,792	26,752	29,444

Activity of discontinued operations	-	(1)	42

Balance, end of year:
Net liability for unpaid claims and claims adjustment expense	71,507	67,899	72,455
Reinsurance recoverable	19,644	17,487	16,803

Total	$91,151	$85,386	$89,258

(a)
Represents the acquisition of Fuji on March 31, 2010.

(b)
Transatlantic was deconsolidated in 2009, 21st Century and HSB were sold in 2009, and Unibanco was sold in 2008.

(c)
Includes amounts related to dispositions through the date of disposition.

(d)
In 2010, includes $1.1 billion, $793 million and $1.5 billion related to excess casualty, excess workers' compensation and asbestos, respectively. In 2009, includes $1.5 billion, $956 million and $151 million related to excess casualty, excess workers' compensation and asbestos, respectively.

Discounting of Reserves

    At December 31, 2010, net loss reserves reflect a loss reserve discount of $3.22 billion, including tabular and non-tabular calculations based upon the following assumptions.

•
The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table.

•
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

300            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Certain asbestos business that was written by Chartis is discounted based on the investment yields of the companies and the payout pattern for this business.

    The discount comprises the following: $790 million — tabular discount for workers' compensation in Chartis U.S. and $2.27 billion — non-tabular discount for workers' compensation in Chartis U.S.; and $162 million — non-tabular discount for asbestos for Chartis.

Future policy benefits

The following table presents the components of future policy benefits:

At December 31, (in millions)	2010	2009

Future policy benefits:
Long duration and structured settlement contracts	$30,992	$115,638
Short duration contracts	276	363

Total future policy benefits	$31,268	$116,001

    Long duration contract liabilities included in future policy benefits, as presented in the preceding table, result primarily from life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established on the basis of the following assumptions:

•
Interest rates (exclusive of immediate/terminal funding annuities), which vary by territory, year of issuance and products, range from 1 percent to 9.7 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 13.5 percent and grade to not greater than 0.3 percent.

•
Mortality and surrender rates are based upon actual experience by geographical area modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life was approximately 4.1 percent.

•
The portions of current and prior Net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

•
Participating life business represented approximately 2.6 percent of the gross insurance in force at December 31, 2010 and 2.7 percent of gross Premiums and other considerations in 2010. The amount of annual dividends to be paid is approved locally by the boards of directors of the life companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.

Policyholder contract deposits

The following table presents policyholder contract deposits liabilities:

At December 31, (in millions)	2010	2009

Policyholder contract deposits:
Annuities	$92,672	$138,844
Universal life products	12,569	31,030
Guaranteed investment contracts	8,491	8,747
Variable products	2,217	24,196
Corporate life products	2,203	2,247
Other investment contracts	3,221	15,064

Total policyholder contract deposits	$121,373	$220,128

AIG 2010 Form 10-K            301

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The liability for policyholder contract deposits has been established based on the following assumptions:

•
Interest rates credited on deferred annuities, which vary by territory and year of issuance, range from 1 percent to, including bonuses, 13 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 20 percent grading to zero over a period of zero to 15 years.

•
Domestically, guaranteed investment contracts (GICs) have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 0.3 percent to 8.5 percent. The vast majority of these GICs mature within four years.

•
Interest rates on corporate life insurance products are guaranteed at 3 percent and the weighted average rate credited in 2010 was 4.9 percent.

•
The universal life funds have credited interest rates of 1 percent to 8 percent and guarantees ranging from 1 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 11 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

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

14. Variable Life and Annuity Contracts

    AIG reports variable contracts through separate accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities), and the separate account qualifies for separate account treatment. AIG also reports variable annuity and life contracts through separate accounts, or general accounts when not qualified for separate account reporting, when AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns) (Net Deposits Plus a Minimum Return) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary (Highest Contract Value Attained). These guarantees include benefits that are payable in the event of death, annuitization, or, in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). For AIG, GMDB is the most widely offered benefit.

    The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as Separate account assets with an equivalent summary total reported as Separate account liabilities when the separate account qualifies for separate account treatment. Assets for separate accounts that do not qualify for separate account treatment are reported as trading account assets, and liabilities are included in the respective policyholder liability account of the general account. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in Policyholder benefits and claims incurred in the

302            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Income. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Consolidated Statement of Income for those accounts that qualify for separate account treatment. Net investment income and gains and losses on trading accounts for contracts that do not qualify for separate account treatment are reported in Net investment income and are principally offset by amounts reported in Policyholder benefits and claims incurred.

The following table presents details concerning AIG's GMDB exposures(a):

	2010		2009
At December 31, (dollars in billions)	Net Deposits Plus a Minimum Return	Highest Contract Value Attained	Net Deposits Plus a Minimum Return	Highest Contract Value Attained

Account value(b)	$55	$13	$51	$12
Amount at risk(c)	3	1	4	2
Average attained age of contract holders by product	58-70 years	70-73 years	57-69 years	69-71 years

Range of guaranteed minimum return rates	3-10%		3-10%

(a)
The presentation of Nan Shan in discontinued operations does not reduce AIG's exposure to these guarantees. The exposure will be transferred upon closing of the sales of these businesses.

(b)
Included in Policyholder contract deposits in the Consolidated Balance Sheet.

(c)
Represents the amount of death benefit currently in excess of Account value.

The following summarizes GMDB and GMIB liabilities for guarantees on variable contracts reflected in the general account.

Years Ended December 31, (in millions)	2010	2009

Balance, beginning of year	$469	$412
Reserve increase	31	229
Benefits paid	(88)	(172)

Balance, end of year	$412	$469

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

    The following assumptions and methodology were used to determine the GMDB liability at December 31, 2010:

•
Data used was up to 1,000 stochastically generated investment performance scenarios.

•
Mean investment performance assumptions ranged from three percent to approximately ten percent depending on the block of business.

•
Volatility assumption was 16 percent.

•
Mortality was assumed at between 50 percent and 88 percent of various life and annuity mortality tables.

•
For domestic contracts, lapse rates vary by contract type and duration and ranged from zero percent to 40 percent.

•
For domestic contracts, the discount rate ranged from 3.75 percent to 11 percent.

AIG 2010 Form 10-K            303

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

    AIG contracts currently include GMAV and GMWB benefits. GMAV and GMWB considered to be embedded derivatives are recognized at fair value through earnings. AIG enters into derivative contracts to economically hedge a portion of the exposure that arises from GMAV and GMWB. At December 31, 2010, AIG had $12.7 billion of account values and $1.1 billion of net amount at risk that were attributable to variable annuities with these living benefit features. See Note 6 herein for additional fair value disclosures.

15. Debt Outstanding

The following table summarizes AIG's total debt outstanding:

At December 31, (in millions)	2010	2009

FRBNY Credit Facility (secured)	$20,985	$23,435
Other long-term debt	85,476	113,298
Federal Reserve Bank of New York commercial paper funding facility	-	4,739

Total debt	$106,461	$141,472

    AIG has issued long-term debt denominated in various currencies, although predominantly in U.S. dollars, with both fixed and variable interest rates.

304            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding borrowings of consolidated investments:

At December 31, 2010 (in millions)		Year Ending
	Total	2011	2012	2013	2014	2015	Thereafter

AIG general borrowings:
FRBNY Credit Facility(a)	$20,985	$-	$-	$20,985	$-	$-	$-
Notes and bonds payable	11,511	618	27	1,467	500	998	7,901
Junior subordinated debt	11,740	-	-	-	-	-	11,740
Junior subordinated debt attributable to equity units	2,169	-	-	-	-	-	2,169
Loans and mortgages payable	218	146	-	-	-	2	70
SunAmerica Financial Group, Inc. (SAFG, Inc.) notes and bonds payable	298	-	-	-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	1,339

Total AIG general borrowings	48,260	764	27	22,452	500	1,000	23,517

AIG borrowings supported by assets:
MIP notes payable	11,318	3,073	2,277	869	437	405	4,257
Series AIGFP matched notes and bonds payable	3,981	28	50	3	-	-	3,900
GIAs, at fair value	8,212	450	268	310	677	586	5,921
Notes and bonds payable, at fair value	3,253	612	815	171	76	221	1,358
Loans and mortgages payable, at fair value	678	157	224	78	90	-	129

Total AIG borrowings supported by assets	27,442	4,320	3,634	1,431	1,280	1,212	15,565

ILFC(b):
Notes and bonds payable	16,908	4,544	3,571	3,541	1,040	1,260	2,952
Junior subordinated debt	999	-	-	-	-	-	999
ECA Facilities(c)	2,778	442	429	429	424	336	718
Bank financings and other secured financings(d)	7,014	249	1,480	16	1,387	760	3,122

Total ILFC	27,699	5,235	5,480	3,986	2,851	2,356	7,791

Other subsidiaries(b)	446	4	3	3	3	21	412

Total	$103,847	$10,323	$9,144	$27,872	$4,634	$4,589	$47,285

(a)
The FRBNY Credit Facility was fully repaid and terminated in January 2011 in connection with the closing of the Recapitalization.

(b)
AIG does not guarantee these borrowings.

(c)
Reflects future minimum payment for ILFC's borrowings under the 1999 and 2004 ECA Facilities

(d)
Includes $114 million of secured financings that are non-recourse to ILFC. Prior to April 16, 2010, ILFC had a $2.5 billion five-year syndicated facility which was scheduled to expire in October 2011. On April 16, 2010, ILFC extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. In December 2010, ILFC paid down $800 million on its revolving credit facility. The amended facility prohibits ILFC from re-borrowing amounts repaid under this facility for any reason; therefore the size of the outstanding facility is $1.7 billion.

AIG General Borrowings

    (i)  FRBNY Credit Facility:  On September 22, 2008, AIG entered into the $85 billion FRBNY Credit Agreement and a Guarantee and Pledge Agreement (the Pledge Agreement) with the FRBNY.

AIG 2010 Form 10-K            305

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2010, a total of $21.0 billion was outstanding under the FRBNY Credit Facility, a net decrease of $2.5 billion from December 31, 2009. The amount outstanding at December 31, 2010 included $6.4 billion of accrued compounding interest and fees. On January 14, 2011, AIG used cash proceeds from the AIA initial public offering and the sale of ALICO to fully repay and terminate the FRBNY Credit Facility in connection with the closing of the Recapitalization. See Note 1 to the Consolidated Financial Statements for additional information.

    Department of the Treasury Commitment: At December 31, 2010 a total of $7.5 billion was outstanding under the Department of the Treasury Commitment (Series F), an increase of $2.2 billion from December 31, 2009. On January 14, 2011 AIG drew down approximately $20.3 billion under this (Series F) Commitment to purchase a portion of the SPV Preferred Interests that were exchanged with the Department of the Treasury. In connection with the closing of the Recapitalization, $2 billion under the (Series F) Commitment was exchanged for the Series G Drawdown Right, and the Series G Drawdown Right became effective on that date. See Note 1 to the Consolidated Financial Statements for additional information.

    (ii) Notes and bonds payable: In the fourth quarter of 2010, AIG raised approximately $2.5 billion in senior debt and contingent liquidity. AIG issued an aggregate of $2.0 billion in senior unsecured notes, comprised of $500 million in three-year notes and $1.5 billion in ten-year notes.

    As of December 31, 2010, approximately $7.0 billion principal amount of senior notes were outstanding under AIG's medium-term note program, of which $3.2 billion was used for AIG's general corporate purposes, $453 million was used by AIGFP ("Series AIGFP matched notes and bonds payable" in the preceding tables) and $3.2 billion was used to fund the MIP. The maturity dates of these notes range from 2011 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

    As of December 31, 2010, the equivalent of $9.9 billion of notes were outstanding under AIG's Euro medium-term note program, of which $8.1 billion were used to fund MIP and the remainder was used for AIG's general corporate purposes. The aggregate amount outstanding includes a $602 million loss resulting from foreign exchange translation into U.S. dollars related to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

    AIG maintains a shelf registration statement in Japan, providing for the issuance of up to 300 billion Japanese Yen ($3.7 billion at the December 31, 2010 exchange rate) principal amount of senior notes, of which the equivalent of $618 million was outstanding at December 31, 2010.

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

    In May 2008, as adjusted for the one-for-twenty reverse split of AIG's Common Stock effective June 30, 2009, AIG raised a total of approximately $20 billion through the sale of (i) 9,835,526 shares of AIG Common Stock, in a public offering at a price per share of $760; (ii) 78.4 million Equity Units in a public offering at a price per unit of $75; and (iii) $6.9 billion in unregistered offerings of junior subordinated debentures in three series. The Equity Units and junior subordinated debentures receive hybrid equity treatment from the major rating agencies under their current policies but are recorded as long-term debt on the Consolidated Balance Sheet. The Equity Units consist of an ownership interest in AIG junior subordinated debentures and a stock purchase contract obligating the holder of an equity unit to purchase, and obligating AIG to sell, a variable number of shares of AIG Common Stock on three dates in 2011 (a minimum of 6,447,224 shares and a maximum of 7,736,904 shares, subject to anti-dilution adjustments).

306            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In November 2010, AIG exchanged 49,474,600 of its Equity Units for 4,881,667 shares of AIG Common Stock plus $162 million in cash. Each Equity Unit was exchanged for 0.09867 shares of AIG Common Stock plus $3.2702 in cash. The stock and cash received by the Equity Unit holders was the result of netting payments from two separate transactions, a repurchase of the subordinated debentures and a cancellation of the stock purchase contracts.

    Following the completion of the exchange offer, a total of 28,925,400 Equity Units remained outstanding. In addition, the remaining debentures continue to be subject to remarketing. In January 2011, AIG remarketed the first of three series of the remaining debentures connected to the Equity Units. AIG purchased and retired all of the Series B-1 Debentures representing approximately $723 million aggregate principal amount of the Series B-1 Debentures and as a result, no Series B-1 Debentures remain outstanding. The remarketing of the remaining debentures connected to the Equity Units will occur later in 2011.

SunAmerica Financial Group, Inc. (SAFG Inc.) (Formerly AIG Life Holdings (U.S.), Inc.)

    At December 31, 2010, SAFG, Inc. notes and bonds payable aggregating $298 million were outstanding with maturity dates ranging from 2025 to 2029 at interest rates from 6.625 percent to 7.50 percent. AIG guarantees the notes and bonds of SAFG, Inc.

Liabilities Connected to Trust Preferred Stock

    In connection with its acquisition of SAFG, Inc. in 2001, AIG entered into arrangements with SAFG, Inc. with respect to outstanding SAFG, Inc. capital securities. In 1996, SAFG, Inc. issued capital securities through a trust to institutional investors and funded the trust with SAFG, Inc. junior subordinated debentures issued to the trust. SAFG, Inc. guaranteed payments to the holders of capital securities only to the extent (i) the trust received payments on the debentures and (ii) these payments were available for the trust to pay to holders of capital securities. In 2001, AIG guaranteed the same payments to the holders of capital securities. Like the SAFG, Inc. guarantee, the AIG guarantee only applies to any payments actually made to the trust in respect of the debentures. If no payments are made on the debentures, AIG is not required to make any payments to the trust. AIG also guaranteed the debentures pursuant to a guarantee that is expressly subordinated to certain SAFG, Inc. senior debt securities. Under AIG's guarantee, AIG is not required to make any payments in respect of the debentures if such payment would be prohibited by the subordination provisions of the debentures. As a result, AIG will never be required to make a payment under its guarantee of the debentures for so long as SAFG, Inc. is prohibited from making a payment on the debentures.

    At December 31, 2010, the preferred stock outstanding consisted of $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $500 million liquidation value of 8.125 percent preferred stock issued by American General Institutional Capital B in March 1997 and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.

AIG Borrowings Supported by Assets

    (i) Series AIGFP matched notes and bonds payable: At December 31, 2010, AIG has outstanding $3.25 billion principal amount of senior unsecured notes that were issued in a Rule 144A/Regulation S offering which bear interest at a per annum rate of 8.25 percent and mature in 2018. The proceeds from the sale of these notes were used by the Direct Investment business for its general corporate purposes. In addition, the Direct Investment business has used $453 million of senior notes outstanding under AIG's medium-term note program. These notes are included within "Series AIGFP matched notes and bonds payable" in the preceding tables.

    (ii) GIAs at fair value: Borrowings under obligations of GIAs, which are guaranteed by AIG, are recorded at fair value. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity and range up to 9.8 percent.

AIG 2010 Form 10-K            307

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2010, the fair value of securities pledged as collateral with respect to these obligations approximated $5.7 billion consisting primarily of securities of U.S. government and government sponsored entities.

    (iii) Notes and bonds payable at fair value: Direct Investment business notes and bonds also include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as an equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). These notes contain embedded derivatives that otherwise would be required to be accounted for separately. The notes and bonds payable, including the structured debt instruments, are accounted for using the fair value option.

The following table presents AIG borrowings supported by assets:

At December 31, 2010 (dollars in millions) Range of Maturities	Currency	Range of Interest Rates	U.S. Dollar Carrying Value

2011 - 2054	U.S. dollar	0.26 - 10.00%	$16,533
2011 - 2047	Euro	0.98 - 9.74	5,327
2011 - 2040	Japanese yen	0.01 - 3.65	2,958
2011 - 2017	Swiss franc	0.78 - 3.39	1,435
2014	Canadian dollar	4.90	438
2016 - 2017	Mexican peso	7.98 - 8.59	315
2012	Swedish krona	2.03	297
2011 - 2017	Australian dollar	1.54 - 2.65	85
2013	Great Britain pound	1.10	44
2012 - 2017	Other		10

Total			$27,442

    The Direct Investment business economically hedges its notes, bonds and GIAs. AIG Parent guarantees all Direct Investment business debt, except for MIP notes payable, which are direct obligations of AIG, Inc.

ILFC

    (i) Notes and bonds payable: At December 31, 2010, notes aggregating $16.9 billion were outstanding, consisting of $6.9 billion of term notes, $10.0 billion of medium-term notes with maturities ranging from 2011 to 2020 and interest rates ranging from 0.61 percent to 8.88 percent and $1.0 billion of junior subordinated debt, as discussed below. Notes aggregating $2.0 billion are at floating interest rates and the remainder are at fixed rates. ILFC enters into swap transactions to manage its effective borrowing rates with respect to these notes.

    On December 7, 2010, ILFC issued $1.0 billion aggregate principal amount of 8.25 percent senior notes due December 15, 2020.

    On August 20, 2010, ILFC issued $500 million aggregate principal amount of 8.875 percent senior notes due September 1, 2017. Part of the proceeds from this debt issuance was used to repay loans from AIG, and then used by AIG to reduce the principal amount outstanding under the FRBNY Credit Facility.

    On March 22, 2010 and April 6, 2010, ILFC issued a combined $1.25 billion aggregate principal amount of 8.625 percent senior notes due September 15, 2015, and $1.5 billion aggregate principal amount of 8.750 percent senior notes due March 15, 2017 in private placements. The notes are due in full on their scheduled maturity dates.

    In 2009, ILFC entered into term loan agreements (the Term Loans) with AIG Funding in the amount of $3.9 billion. The Term Loans were secured by a portfolio of aircraft and all related equipment and leases. These Term Loans were scheduled to mature on September 13, 2013. The funds for the Term Loans were provided to

308            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AIG Funding through the FRBNY Credit Facility. ILFC prepaid the principal balance and an accrued interest amount of approximately $4.0 billion due under the Term Loans on August 20, 2010.

    In addition, ILFC has a Euro medium-term note program for $7.0 billion, under which $1.2 billion in notes were outstanding at December 31, 2010. Notes issued under the Euro medium-term note program are included in ILFC notes and bonds payable in the preceding table of borrowings. ILFC has substantially eliminated the currency exposure arising from foreign currency denominated notes by hedging the note exposure through swaps.

    (ii) Subordinated debt: In December 2005, ILFC issued two tranches of subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. ILFC did not exercise the call option at December 21, 2010 and the interest rate on the $600 million tranche changed from a fixed interest rate of 5.90 percent to a floating rate with an initial credit spread of 1.55 percent plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate will reset quarterly. The $400 million tranche has a fixed interest rate of 6.25 percent until the 2015 call option date, and, if ILFC does not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80 percent plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If ILFC chooses to redeem the $600 million tranche, they must pay 100 percent of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date. If ILFC chooses to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

    (iii) Export credit agency facility: ILFC has a $4.3 billion 1999 Export Credit Agency Facility (1999 ECA Facility) that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. This facility is guaranteed by various European Export Credit Agencies. The interest rate varies from 5.83 percent to 5.86 percent on these amortizing ten-year borrowings depending on the delivery date of the aircraft. At December 31, 2010, ILFC had five loans with a remaining principal balance of $13 million outstanding under this facility and the net book value of the related aircraft was $1.6 billion. At December 31, 2009, ILFC had 32 loans with a remaining principal balance of $146 million outstanding under this facility. The net book value of the related aircraft was $1.8 billion. In January 2011, all of the amounts under the five remaining loans were repaid in full and no amounts remained outstanding under the 1999 ECA Facility.

    ILFC has a similarly structured 2004 Export Credit Agency Facility (2004 ECA Facility), which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through June 30, 2010. This facility is also guaranteed by various European Export Credit Agencies. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 2.25 percent or at fixed rates ranging from 3.40 percent to 4.71 percent. At December 31, 2010, ILFC had financed 76 aircraft using approximately $4.3 billion under this facility and approximately $2.8 billion was outstanding. At December 31, 2009, ILFC had financed 66 aircraft using approximately $4.0 billion under this facility and approximately $2.9 billion was outstanding. At December 31, 2010, the interest rate of the loans outstanding ranged from 0.43 percent to 4.71 percent. At December 31, 2009, the interest rate of the loans outstanding ranged from 0.45 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. At December 31, 2010, the net book value of the related aircraft was $4.3 billion. At December 31, 2009, the net book value of the related aircraft was $4.0 billion.

    ILFC borrowed $327 million to refinance five aircraft and finance five new aircraft under the 2004 ECA Facility during 2010. ILFC's current credit ratings require (i) the segregation of security deposits, maintenance reserves and rental payments received for aircraft funded under its 2004 ECA Facilities into separate accounts, controlled by the trustees of the 2004 ECA Facilities; and (ii) the filings of individual mortgages on the aircraft funded under the facility in the respective local jurisdictions in which the aircraft is registered. At December 31, 2010, ILFC had segregated security deposits, maintenance reserves and rental payments aggregating $394 million related to such

AIG 2010 Form 10-K            309

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aircraft. Segregated rental payments are used to pay scheduled principal and interest on the 2004 ECA Facility as they become due.

    During 2010, ILFC entered into agreements to cross-collateralize the two ECA Facilities. In conjunction with the agreement, ILFC agreed to an acceleration event, which would accelerate debt related to the ten aircraft financed during 2010 if, among other things, ILFC were to sell aircraft with an aggregate net book value exceeding an agreed upon amount, currently approximately $10.5 billion, within a period starting from the date of the agreement until December 31, 2012.

    Borrowings with respect to these facilities are included in ILFC's notes and bonds payable in the preceding table of borrowings. New financings are no longer available to ILFC under either the 1999 or 2004 ECA facility.

    (iv) Bank financings and other secured financings: At December 31, 2010, the total funded amount of ILFC's revolving credit facility was $1.7 billion, of which approximately $1.5 billion is secured. The maturity of the facility, as amended, is October 2011 for $235 million and October 2012 for approximately $1.5 billion. At December 31, 2010, the interest rates ranged from 0.95 percent to 2.45 percent. In addition, at December 31, 2010, ILFC has other secured financings of approximately $5.3 billion that mature through 2018, with interest rates ranging from 3.41 percent to 7.13 percent.

    On August 20, 2010, ILFC issued $1.35 billion aggregate principal amount of 6.5 percent senior secured notes due September 1, 2014, $1.275 billion of aggregate principal amount of 6.75 percent senior secured notes due September 1, 2016, and $1.275 billion of aggregate principal amount of 7.125 percent senior secured notes due September 1, 2018. The proceeds from these debt issuances were used to repay loans from AIG, and then used by AIG to reduce the principal amount outstanding under the FRBNY Credit Facility.

    In 2010, ILFC amended its $2.5 billion revolving credit facility to, among other things, extend the maturity date of $2.16 billion from October 2011 to October 2012, with the loan secured by aircraft with an initial loan-to-value ratio of 75 percent, and increased the interest rate by 150 basis points. In addition, ILFC pre-paid $485 million of bank term debt with original maturity dates through 2012. In December 2010, ILFC paid down $800 million of this revolving credit facility. The amended facility prohibits ILFC from re-borrowing amounts repaid under this facility for any reason; therefore the size of the outstanding facility is $1.7 billion.

    On March 17, 2010, ILFC entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75 percent with a LIBOR floor of 2.0 percent. The principal of the loan is payable in full at maturity with no scheduled amortization; however, ILFC has the right to voluntarily prepay the loan at any time, subject to a 1.0 percent prepayment penalty prior to March 17, 2011. On March 17, 2010, ILFC also entered into an additional term loan agreement of $550 million, of which $63 million is subject to the satisfaction of certain collateralization milestones. The loan is secured by 37 aircraft and all related equipment and leases. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0 percent with a LIBOR floor of 2.0 percent. The principal of the loan is payable in full at maturity with no scheduled amortization; however, ILFC has the right to voluntarily prepay the loan at any time, subject to a 2.0 percent prepayment penalty prior to March 17, 2011, and a 1.0 percent prepayment penalty prior to March 17, 2012.

    AIG does not guarantee any of the debt obligations of ILFC.

310            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Notes, Bonds, Loans and Mortgages Payable, consisted of the following:

At December 31, 2010 (in millions)	Uncollateralized Notes/Bonds/Loans Payable	Collateralized Loans and Mortgages Payable

AIG	$218	$-
Other subsidiaries	96	350

Total	$314	$350

16. Commitments, Contingencies and Guarantees

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

(a) Litigation and Investigations

    Overview. AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG's insurance operations (including United Guaranty Corporation (UGC)), litigation arising from claims settlement activities is generally considered in the establishment of AIG's liability for unpaid claims and claims adjustment expense. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. AIG is also subject to derivative, class action and other claims asserted by its shareholders and others alleging, among other things, breach of fiduciary duties by its directors and officers and violations of federal and state securities laws. In the case of any derivative action brought on behalf of AIG, any recovery would accrue to the benefit of AIG.

    Various regulatory and governmental agencies have been reviewing certain public disclosures, transactions and practices of AIG and its subsidiaries in connection with industry-wide and other inquiries into, among other matters, AIG's liquidity, compensation paid to certain employees, payments made to counterparties, and certain business practices and valuations of current and former operating insurance subsidiaries. AIG has cooperated, and will continue to cooperate, in producing documents and other information in response to subpoenas and other requests.

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

AIG 2010 Form 10-K            311

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

    On November 24, 2010 and December 10, 2010, AIG and all other defendants filed answers to the consolidated complaint denying the material allegations therein and asserting their defenses.

    As of February 16, 2011, plaintiffs have not specified an amount of alleged damages, discovery has only recently commenced and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    As of February 16, 2011, plaintiffs have not specified an amount of alleged damages and the Court has not decided defendants' motions to dismiss, or determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

    Consolidated 2007 Derivative Litigation.    On November 20, 2007 and August 6, 2008, purported shareholder derivative actions were filed in the Southern District of New York naming as defendants directors and officers of AIG and its subsidiaries and asserting claims on behalf of nominal defendant AIG. The actions have been consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the Consolidated 2007 Derivative Litigation). On June 3, 2009, lead plaintiff filed a consolidated amended complaint naming additional directors and officers of AIG and its subsidiaries as defendants. As amended, the factual allegations include the Subprime Exposure Issues and AIG and AIGFP employee retention payments and related compensation issues. The claims asserted on behalf of nominal defendant AIG include breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution and violations of Sections 10(b) and 20(a) of the Exchange Act. On August 5 and 26, 2009, AIG and defendants filed motions to dismiss the consolidated amended complaint. On December 18, 2009, a separate action, previously commenced in the United States District Court for the Central District of California (Central District of California) and transferred to the Southern District of New York on June 5, 2009, was consolidated into the Consolidated 2007 Derivative Litigation and dismissed without prejudice to the pursuit of the claims in the Consolidated 2007 Derivative Litigation.

312            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    On March 30, 2010, the Court dismissed the action due to plaintiff's failure to make a pre-suit demand on AIG's Board of Directors. On March 31, 2010, judgment was entered. On April 29, 2010, plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit (the Second Circuit).

    Other Derivative Actions.    Separate purported derivative actions, alleging similar claims as the Consolidated 2007 Derivative Litigation, have been brought asserting claims on behalf of the nominal defendant AIG in various jurisdictions. These actions are all stayed pending further proceedings in the Consolidated 2007 Derivative Litigation (except one of the Superior Court of California, Los Angeles County cases, which was voluntarily dismissed on January 10, 2011, and the Supreme Court of New York, New York County case, in which no defendant has been served). These actions are described below:

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

  •
  Superior Court for the State of California, Los Angeles County.  On April 1, 2009 and November 20, 2009, two purported shareholder derivative complaints were filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain directors and officers of AIG and its subsidiaries.

    Southern District of New York.    On January 4, 2011, Wanda Mimms, a participant in the AIG Incentive Savings Plan (the "Plan"), filed a purported derivative action on behalf of the Plan in the United States District Court for the Southern District of New York against PricewaterhouseCoopers, LLP (PwC) and asserting a claim for professional malpractice in conducting audits of AIG's 2007 financial statements. The complaint also asserts a claim for breach of fiduciary duty under ERISA against members of AIG's Board of Directors for failing to pursue a claim for professional malpractice on behalf of the Plan against PwC.

    As of February 16, 2011, plaintiff has not specified an amount of alleged damages and no motions to dismiss have been filed by defendants. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

AIG 2010 Form 10-K            313

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of February 16, 2011, plaintiff has not specified an amount of alleged damages and the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Other Litigation Related to AIGFP

    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At December 31, 2010, the estimated present value of expected future cash flows discounted at LIBOR was $1.3 billion, which represents AIG's maximum contractual loss from the alleged termination of the contract. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in AIG losing its entitlement to all future payments under the swap agreement and result in a loss to AIG of the full value at which AIG is carrying the swap agreement.

    A determination that AIG triggered a "bankruptcy" event of default under the swap agreement could also, depending on the Court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities.

    On December 17, 2009 defendants filed a motion to dismiss. On September 28, 2010, the Court issued a decision granting defendants' motion in part and denying it in part, holding that the complaint: (i) failed to allege that an event of default had occurred based upon defendants' failure to pay or inability to pay debts as they became due; but, (ii) sufficiently alleged that an event of default had occurred based upon other sections of the swap agreement's "bankruptcy" default provision. On January 26, 2011, Brookfield filed an amended complaint that seeks to reassert, on the basis of additional factual allegations, the claims that were dismissed from the initial complaint. On February 9, 2011, AIG filed a motion to dismiss the claim that Brookfield seeks to reassert in its amended complaint.

Securities Lending Dispute with Transatlantic Holdings Inc.

    On May 24, 2010, Transatlantic Holdings, Inc. (Transatlantic) and two of its subsidiaries, Transatlantic Reinsurance Company and Trans Re Zurich Reinsurance Company Ltd. (collectively, Claimants), commenced an arbitration proceeding before the American Arbitration Association in New York against AIG and two of its subsidiaries (the AIG Respondents). Claimants allege breach of contract, breach of fiduciary duty, and common law fraud in connection with certain securities lending agency agreements between AIG's subsidiaries and Claimants. Claimants allege that AIG and its subsidiaries should be liable for the losses that Claimants purport to have suffered in connection with securities lending and investment activities, and seek damages of $350 million and other unspecified damages.

    On June 29, 2010, AIG brought a petition in the Supreme Court of the State of New York, seeking to enjoin the arbitration on the ground that AIG is not a party to the securities lending agency agreements with Claimants. On July 29, 2010, the parties agreed to resolve that petition by consolidating the arbitration commenced by Claimants with a separate arbitration, commenced by AIG on June 29, 2010, in which AIG is seeking damages of Euro 17.6 million ($23.5 million at the December 31, 2010 exchange rate) from Transatlantic for breach of a Master Separation Agreement among Transatlantic, AIG and one of its subsidiary companies.

    On September 13, 2010, the AIG Respondents submitted an answer to Claimants' claims asserting, among other things, that there was no breach of the securities lending agency agreements, and that Claimants' other allegations including purported breach of fiduciary duty and fraud are not meritorious. Transatlantic submitted an answer

314            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

denying liability with respect to AIG's claim on September 13, 2010. The arbitration hearing is scheduled for December 2011. Because of the stage of the proceeding and the wide difference in damages sought by the parties, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from this arbitration.

Employment Litigation against AIG and AIG Global Real Estate Investment Corporation

    On December 9, 2009, AIG Global Real Estate Investment Corporation's (AIGGRE) former President, Kevin P. Fitzpatrick, several entities he controls, and various other single purpose entities (the SPEs) filed a complaint in the Supreme Court of the State of New York, New York County against AIG and AIGGRE. The case was removed to the Southern District of New York, and an amended complaint was filed on March 8, 2010. The amended complaint asserts that AIG and AIGGRE violated fiduciary duties to Fitzpatrick and his controlled entities and breached Fitzpatrick's employment agreement and agreements of SPEs that purportedly entitled him to carried interest fees arising out of the sale or disposition of certain real estate. Fitzpatrick has also brought derivative claims on behalf of the SPEs, purporting to allege that AIG and AIGGRE breached contractual and fiduciary duties in failing to fund the SPEs with various amounts allegedly due under the SPE agreements. Fitzpatrick has also requested injunctive relief, an accounting, and that a receiver be appointed to manage the affairs of the SPEs. He has further alleged that the SPEs are subject to a constructive trust. Fitzpatrick also has alleged a violation of ERISA relating to retirement benefits purportedly due. Fitzpatrick has claimed that his damages are at least $275 million, but has not provided an updated and finalized damage claim.

    AIG and AIGGRE filed counterclaims against Fitzpatrick and a motion to dismiss. On September 28, 2010, the Court dismissed the defendants' counterclaims, and denied defendants' motion to dismiss. The case is currently in discovery, and trial is set for May 10, 2011.

    Because discovery remains to be completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

ALICO Life International Limited's Italian Internal Fund Suspensions

    Certain policyholders of certain unit-linked funds offered by the Italian branch of ALICO Life International Limited (ALIL), the Irish subsidiary of ALICO, have either commenced or threatened litigation against ALIL's Italian branch as a result of the suspension of withdrawals from and diminution in value of those funds since late 2008, alleging damages for misrepresentation, mis-selling, improper or inadequate disclosures and other related claims against ALIL. Most of the lawsuits remain in the early stages of litigation.

    In March 2010, ALIL learned that the public prosecutor in Milan had opened a formal investigation into the actions of employees and former employees of ALIL, as well as employees of ALIL's major distributor, based on a policyholder's complaint. The policyholder's complaint underlying the investigation was withdrawn in November 2010.

    ALIL is continuing its cooperation with the Italian and Irish regulatory authorities, which have jurisdiction in connection with this matter, and is in discussions to address their concerns.

    Under the terms of the ALICO Stock Purchase Agreement, pursuant to which MetLife has acquired ALICO as of November 1, 2010, AIG has agreed to indemnify MetLife and its affiliates in respect of any third party claims and regulatory fines associated with ALIL's suspended funds.

Settlement Agreement with the Starr Parties

    On November 25, 2009, a settlement agreement and memorandum of understanding (the AIG/Greenberg MOU) was entered into by AIG, on the one hand, and AIG's former Chief Executive Officer, Maurice R. Greenberg, AIG's former Chief Financial Officer, Howard I. Smith, C.V. Starr & Company, Inc. (C.V. Starr) and Starr International Company, Inc. (SICO), on the other hand (the Starr Parties). Under the terms of the AIG/Greenberg MOU, the parties have agreed to release each other from all claims, including any claims by Greenberg and Smith against AIG for indemnification of future legal fees and expenses, or settlement costs.

AIG 2010 Form 10-K            315

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

    In addition to the escrowed funds, $800 million was deposited into, and subsequently disbursed by, a fund under the supervision of the SEC, to resolve claims asserted against AIG by investors, including the securities class action and shareholder lawsuits described below. Amounts held in escrow totaling approximately $338 million, including interest thereon, (The Workers' Compensation Fund), are included in Other assets at December 31, 2010, and are specifically designated to satisfy liabilities related to workers' compensation premium reporting issues.

    Also, as part of the settlements, AIG agreed to retain, for a period of three years which has been extended through June 30, 2011, an independent consultant to conduct a review that included, among other things, the adequacy of AIG's internal control over financial reporting, the policies, procedures and effectiveness of AIG's regulatory, compliance and legal functions and the remediation plan that AIG implemented as a result of its own internal review.

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

316            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Attorney General's claim concerning producer compensation and insurance placement practices. AIG paid the Ohio Attorney General $9 million as part of that settlement.

    NAIC Examination of Workers' Compensation Premium Reporting.    During 2006, the Settlement Review Working Group of the National Association of Insurance Commissioners (NAIC), under the direction of the States of Indiana, Minnesota and Rhode Island, began an investigation into AIG's reporting of workers' compensation premiums. In late 2007, the Settlement Review Working Group recommended that a multi-state targeted market conduct examination focusing on workers' compensation insurance be commenced under the direction of the NAIC's Market Analysis Working Group. AIG was informed of the multi-state targeted market conduct examination in January 2008. The lead states in the multi-state examination are Delaware, Florida, Indiana, Massachusetts, Minnesota, New York, Pennsylvania, and Rhode Island. All other states (and the District of Columbia) have agreed to participate in the multi-state examination. The examination focused on legacy issues related to AIG's writing and reporting of workers' compensation insurance prior to 1996 and current compliance with legal requirements applicable to such business.

    On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination. The regulatory settlement agreement includes, among other terms, (i) AIG's payment of $100 million in regulatory fines and penalties; (ii) AIG's payment of $46.5 million in outstanding premium taxes; (iii) AIG's agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG's ongoing compliance with state regulations governing the setting of workers' compensation insurance premium rates and the reporting of workers' compensation premiums; and (iv) AIG's agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. The $146.5 million in fines, penalties and premium taxes can be funded out of the $338 million held in the Workers' Compensation Fund to the extent that such monies have not already been used to fund the class action settlement discussed below. The regulatory settlement is contingent upon and will not become effective until, among other events: (i) at least 43 states sign on to the regulatory settlement agreement; (ii) a final, court-approved settlement is reached in all the lawsuits that comprise the Workers' Compensation Premium Reporting Litigation, discussed below, including the putative class action, except that such settlement need not resolve claims between AIG and the Liberty Mutual Group in order for the regulatory settlement to become effective, and (iii) a settlement is reached and consummated between AIG and certain state insurance guaranty funds that may assert claims against AIG for underpayment of guaranty-fund assessments.

    AIG has established a reserve equal to the amounts payable under the proposed settlement.

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

AIG 2010 Form 10-K            317

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 20(a) and Section 20A of the Exchange Act.

    In October 2009, the lead plaintiff advised the Court that it had entered into a settlement agreement with Greenberg, Smith, Christian M. Milton, Michael J. Castelli, SICO and Starr. At the lead plaintiff's request, the Court has entered an order dismissing all of the lead plaintiff's claims against these defendants "without prejudice" to any party. The settlement agreement between lead plaintiff and these defendants was filed with the Court on January 6, 2011.

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

    On May 17, 2010, PwC and lead plaintiffs jointly moved for final approval of their settlement as proposed prior to class certification. On November 30, 2010, the Court approved the settlement between lead plaintiffs and PwC. On December 13, 2010, four shareholders filed a notice of appeal of the final judgment. The appeal is currently pending in the Second Circuit.

    On June 23, 2010, General Re and lead plaintiffs jointly moved for preliminary approval of their settlement. On September 10, 2010, the Court issued an opinion denying the motion for preliminary approval and, on September 23, 2010, the Court dismissed the lead plaintiffs' causes of action with respect to General Re. On October 21, 2010, lead plaintiffs filed a notice of appeal of the Court's September 23, 2010 order dismissing the claims against the Gen Re defendants, as well as the March 4, 2010 order refusing to preliminarily approve a settlement with the Gen Re defendants, and the February 22, 2010 class certification order to the extent it denied class certification for the claims against the Gen Re defendants.

    On June 28, 2010, the Second Circuit granted AIG's petition seeking permission to file an interlocutory appeal of the class certification decision, and denied the petition by lead plaintiffs. On September 1, 2010, AIG and lead plaintiffs entered into a stipulation to withdraw AIG's interlocutory appeal without prejudice to reinstate the appeal in the future, which has been endorsed by the Second Circuit. On February 4, 2011, AIG and lead plaintiffs entered into a stipulation to extend the time by which the appeal must be reinstated, which has been endorsed by the U.S. Court of Appeals for the Second Circuit.

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

318            AIG 2010 Form 10-K

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

    On July 20, 2010, at the joint request of AIG and lead plaintiffs, the District Court entered an order staying all deadlines in the case. On November 30, 2010, AIG and lead plaintiffs executed their agreement of settlement and compromise. On November 30, 2010, lead plaintiffs filed a motion for preliminary approval of the settlement with AIG, which is currently pending.

    As of December 31, 2010, AIG has an accrued liability for the full amount of the Settlement.

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

    On August 25, 2010, AIG entered into a settlement agreement with the other parties to the derivative litigations which was submitted by plaintiffs to the Delaware Court of Chancery on August 26, 2010. The settlement is conditioned on a separate agreement with AIG's directors and officers liability (D&O) insurers, under which the insurers would pay $150 million, $90 million of which would fund the settlement of the derivative claims and which, after the deduction of expenses and plaintiffs' counsel's attorneys' fees, would be paid to AIG. The remaining $60 million would be used to cover attorneys' fees and expenses incurred by Maurice Greenberg and Howard Smith. On November 11, 2010, the terms of the settlement agreement were agreed, and on January 25, 2011 the Delaware Court approved the settlement agreement and dismissed the suit with prejudice. Pursuant to the terms of the settlement agreement, after dismissal of the Delaware 2004/2005 Derivative Litigation, the plaintiffs in the New York 2004/2005 Derivative Litigation and the Supreme Court of New York Derivative Action sought dismissal of those actions. On February 4, 2011, plaintiffs in the New York 2004/2005 Derivative Litigation filed an unopposed motion to dismiss the suit with prejudice and for an award of attorneys' fees and expenses as well as supporting declarations and a memorandum of law. On February 4, 2011, the parties to the Supreme

AIG 2010 Form 10-K            319

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Court of New York Derivative Action submitted a stipulation and proposed order dismissing the case with prejudice.

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

    On April 11, 2008, the shareholder plaintiffs filed the First Amended Combined Complaint, which added claims against former AIG directors and officers Greenberg, Edward Matthews, and Thomas Tizzio for breach of fiduciary duty based on alleged bid-rigging in the municipal derivatives market. On June 13, 2008, certain defendants filed motions to dismiss the shareholder plaintiffs' portions of the complaint. On February 10, 2009, the Court denied the motions to dismiss filed by Greenberg, Matthews, and Tizzio; granted the motion to dismiss filed by PwC without prejudice; and granted the motion to dismiss filed by certain former employees of AIG without prejudice for lack of personal jurisdiction. On March 6, 2009, the Court granted an Order of Dismissal, Notice and Order of Voluntary Dismissal and Stipulation and Order of Dismissal to dismiss those individual defendants who were similarly situated to the individuals dismissed by the Court for lack of personal jurisdiction. On March 12, 2009, Defendant Greenberg filed his verified answer to AIG's complaint; cross-claims against Marsh, ACE, General Re, and Tizzio and a third-party complaint against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. Defendant Smith has also filed his answer to AIG's complaint, which was amended on July 9, 2009 to add cross-claims against Tizzio and third-party claims against certain current and former AIG directors and officers, as well as INS Regulatory Insurance Services, Inc. On June 17, 2009, the Court issued an opinion granting the motions to dismiss filed by General Re, Marsh, ACE, and Susan Rivera. On July 13, 2009 and July 17, 2009, the Court entered final judgments in favor of PwC, General Re, Marsh, ACE, and Susan Rivera. Shortly thereafter, the shareholder plaintiffs filed separate appeals: one addressing the dismissal of PwC, and the other addressing the dismissals of ACE, General Re, and Marsh. The Delaware Supreme Court certified the question to the New York Court of Appeals as to whether, under certain circumstances, New York's in pari delicto doctrine would bar a derivative claim against a corporation's accountants for negligently failing to uncover a fraud by the corporation. On October 21, 2010 the New York Court of Appeals affirmatively answered the certified question.

    On November 10, 2009, the Delaware Supreme Court granted AIG's motion to consolidate the appeal of its dismissal from the In re Marsh Derivative Litigation (see below, "Derivative Action — Delaware Chancery Court (Marsh)") with the appeal of the dismissals of Marsh, General Re and ACE from the Delaware 2004/2005 Derivative Litigation, and subsequently issued an order notifying the parties that the appeal would be heard by the

320            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Court en banc. On December 29, 2010, the Delaware Supreme Court affirmed the Chancery Court's decision dismissing claims against AIG, General Re, Marsh, and ACE.

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

    Derivative Action — Supreme Court of New York.    On February 11, 2009, shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation filed a derivative complaint in the Supreme Court of New York against the individual defendants who moved to dismiss the complaint in the Delaware 2004/2005 Derivative Litigation on personal jurisdiction grounds. The defendants include current and former officers and employees of AIG, Marsh, and General Re; AIG is named as a nominal defendant. The complaint in this action contains similar allegations to those made in the Delaware 2004/2005 Derivative Litigation described above. Defendants filed motions to dismiss the complaint on May 1, 2009. The shareholder plaintiffs have reached an agreement staying discovery as well as any motions to dismiss the General Re and Marsh defendants pending final adjudication of any claims against those parties in the Delaware 2004/2005 Derivative Litigation. The individual defendants have also filed motions to dismiss. Pursuant to the stipulation of settlement executed by the parties (see The New York 2004/2005 Derivative Litigation herein), the Court denied all pending motions to dismiss as moot.

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

    On October 21, 2010, the Delaware Supreme Court asked the parties to brief the New York Court of Appeals' answer to the certified question regarding the dismissal of PwC from the Delaware 2004/2005 Derivative Litigation on the grounds of in pari delicto. The Delaware Supreme Court heard oral argument on the Marsh shareholders' appeal against AIG on December 15, 2010, and on December 29, 2010, the Delaware Supreme Court affirmed the Chancery Court's decision dismissing claims against AIG.

    In light of the decision by the Delaware Supreme Court, this matter has concluded without any liability to AIG.

AIG 2010 Form 10-K            321

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

    The plaintiffs in the Commercial Complaint are a group of corporations, individuals and public entities that contracted with the broker defendants for the provision of insurance brokerage services for a variety of insurance needs. The broker defendants are alleged to have placed insurance coverage on the plaintiffs' behalf with a number of insurance companies named as defendants, including AIG subsidiaries. The Commercial Complaint also named various brokers and other insurers as defendants (three of which have since settled). The Commercial Complaint alleges that defendants engaged in a number of overlapping "broker-centered" conspiracies to allocate customers through the payment of contingent commissions to brokers and through purported "bid-rigging" practices. It also alleges that the insurer and broker defendants participated in a "global" conspiracy not to disclose to policyholders the payment of contingent commissions. Plaintiffs assert that the defendants violated the Sherman Antitrust Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), and the antitrust laws of 48 states and the District of Columbia, and are liable under common law breach of fiduciary duty and unjust enrichment theories. Plaintiffs seek treble damages plus interest and attorneys' fees as a result of the alleged RICO and Sherman Antitrust Act violations.

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

    The District Court, in connection with the Commercial and Employee Benefits Complaints, granted (without leave to amend) defendants' motions to dismiss the federal antitrust and RICO claims on August 31, 2007 and September 28, 2007, respectively. The Court declined to exercise supplemental jurisdiction over the state law claims in the Commercial Complaint and therefore dismissed it in its entirety. Plaintiffs appealed the dismissal of the Commercial Complaint to the United States Court of Appeals for the Third Circuit (the Third Circuit) on October 10, 2007. On January 14, 2008, the District Court granted summary judgment to defendants on plaintiffs' ERISA claims in the Employee Benefits Complaint. On February 12, 2008, plaintiffs filed a notice of appeal to the Third Circuit with respect to the dismissal of the antitrust and RICO claims in the Employee Benefits Complaint.

    On August 16, 2010, the Third Circuit affirmed the dismissal of the Employee Benefits Complaint in its entirety, affirmed in part and vacated in part the District Court's dismissal of the Commercial Complaint, and remanded the case for further proceedings consistent with the opinion. Specifically, the Third Circuit affirmed the dismissal of plaintiffs' broader antitrust and RICO claims, but the Court reversed the District Court's dismissal of alleged "Marsh-centered" antitrust and RICO claims based on allegations of bid-rigging involving excess casualty insurance. The Court remanded these Marsh-centered claims to the District Court for consideration as to whether plaintiffs had adequately pleaded them. Because the Third Circuit vacated in part the judgment dismissing the federal claims in the Commercial Complaint, the Third Circuit also vacated the District Court's dismissal of the state-law claims in the Commercial Complaint.

322            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    On October 1, 2010, defendants in the Commercial Complaint filed motions to dismiss the remaining remanded claims in the District Court of New Jersey.

    As of February 16, 2011, plaintiffs have not specified an amount of alleged damages. Because the District Court has not ruled on the renewed motion to dismiss, discovery has not yet been completed, and AIG lacks sufficient information about the total amount of insurance premiums paid to other insurer defendants, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from these remaining claims.

    A number of complaints making allegations similar to those in the Multi-District Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-District Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed. In one of those consolidated actions, Palm Tree Computer Systems, Inc. v. Ace USA, which is brought by two named plaintiffs on behalf of a proposed class of insurance purchasers, the plaintiffs allege specifically with respect to their claim for breach of fiduciary duty against the insurer defendants that neither named plaintiff nor any member of the proposed class suffered damages "exceeding $74,999 each." Plaintiffs do not specify damages as to other claims against the insurer defendants in the complaint. The plaintiffs in Palm Tree have not yet sought certification of the class, as that case has been stayed by the District Court in New Jersey. Because discovery has not been completed and the District Court has not determined if a class action is appropriate or the size or scope of any class, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Palm Tree litigation. In another consolidated action, The Heritage Corp. of South Florida v. National Union Fire Ins. Co., an individual plaintiff alleges damages "in excess of $75,000." Because discovery has not been completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Heritage Corp. litigation. For the remaining consolidated actions, as of February 16, 2011, plaintiffs have not specified an amount of alleged damages arising from these actions. AIG is therefore unable to reasonably estimate the possible loss or range of losses, if any, arising from these matters.

    The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the Multi-District Litigation proceeding. These efforts have generally been successful, although four cases have proceeded; one each in Florida and New Jersey state courts that have settled, and one each in Texas and Kansas state courts have proceeded (although discovery is stayed in both actions). In the Texas action, plaintiff filed its Fourth Amended Petition on July 13, 2009 and on August 14, 2009, defendants filed renewed special exceptions. Plaintiff in the Texas action alleges a "maximum" of $125 million in total damages (after trebling). Because the Court has not rendered a decision on defendants' renewed special exceptions and discovery has not been completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Texas action. In the Kansas action, defendants are appealing to the Kansas Supreme Court the trial court's denial of defendants' motion to dismiss on statute of limitations grounds. Briefing on the appeal was completed in December 2010. In the Kansas action, the plaintiff alleges damages in an amount "greater than $75,000" for each of the three claims directed against AIG in the complaint. Because the Kansas Supreme Court has not decided the appeal of the trial court's denial of defendants' motion to dismiss, and discovery has not been completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, from the Kansas action.

    Workers' Compensation Premium Reporting.    On May 24, 2007, the National Council on Compensation Insurance (NCCI), on behalf of the participating members of the National Workers' Compensation Reinsurance Pool (the NWCRP), filed a lawsuit in the United States District Court for the Northern District of Illinois (Northern District of Illinois) against AIG with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint alleged claims for violations of RICO, breach of contract, fraud and related state law claims arising out of AIG's alleged underpayment of these assessments between 1970 and the present and sought damages purportedly in excess of $1 billion. On August 6, 2007, the Court denied AIG's motion seeking to dismiss or stay the complaint or, in the alternative, to transfer to the Southern District of New York. On December 26, 2007, the Court denied AIG's motion to dismiss the complaint.

AIG 2010 Form 10-K            323

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    On April 1, 2009, Safeco Insurance Company of America and Ohio Casualty Insurance Company filed a complaint in the Northern District of Illinois, on behalf of a purported class of all NWCRP participant members, against AIG and certain of its subsidiaries with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint was styled as an "alternative complaint," should the Court grant AIG's motion to dismiss the NCCI lawsuit for lack of subject-matter jurisdiction. The allegations in the class action complaint are substantially similar to those filed by the NWCRP, but the complaint names former AIG executives as defendants and asserts a RICO claim against those executives. On August 28, 2009, the class action plaintiffs filed an amended complaint, removing the AIG executives as defendants. On October 30, 2009, AIG filed a motion to dismiss the amended complaint. On July 16, 2010, Safeco Insurance Company and Ohio Casualty Insurance Company filed their motion for class certification, which AIG opposed on October 8, 2010.

    On July 1, 2010, the Court ruled on the pending motions to dismiss that were directed at all parties' claims. With respect to the underreporting NWCRP companies' and board members' motion to dismiss AIG's first amended complaint, the Court denied the motion to dismiss all counts except AIG's claim for unjust enrichment, which it found to be precluded by the surviving claims for breach of contract. With respect to NCCI and the NWCRP's motion to dismiss AIG's first amended complaint, the Court denied the NCCI and the NWCRP's motions to dismiss AIG's claims for an equitable accounting and an action on an open, mutual, and current account. With respect to AIG's motions to dismiss Liberty's counterclaims and the class action complaint, the Court denied both motions, except that it dismissed the class claim for promissory estoppel. On July 30, 2010 the NWCRP filed a motion for reconsideration of the Court's ruling denying its motion to dismiss AIG's claims for an equitable accounting and an action on an open, mutual, and current account. The Court denied the NWCRP's motion for reconsideration on September 16, 2010. The plaintiffs filed a motion for class certification on July 16, 2010. AIG opposed the motion.

    On January 5, 2011, AIG executed a term sheet with a group of intervening plaintiffs, made up of seven participating members of the NWCRP that filed a motion to intervene in the class action for the purpose of settling the claims at issue on behalf of a settlement class. The proposed class-action settlement would require AIG to pay $450 million to satisfy all liabilities to the class members arising out of the workers' compensation premium reporting issues, a portion of which would be funded out of the remaining amount held in the Workers'

324            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation Fund less any amounts previously withdrawn to satisfy AIG's regulatory settlement obligations, as addressed above. On January 13, 2011, their motion to intervene was granted. On January 19, 2011, the intervening class plaintiffs filed their Complaint in Intervention. On January 28, 2011, AIG and the intervening class plaintiffs entered into a settlement agreement embodying the terms set forth in the January 5, 2011 term sheet and filed a joint motion for certification of the settlement class and preliminary approval of the settlement. If approved by the Court (and such approval becomes final), the settlement agreement will resolve and dismiss with prejudice all claims that have been made or that could have been made in the consolidated litigations pending in the Northern District of Illinois arising out of workers' compensation premium reporting, including the class action, other than claims that are brought by any class member that opts out of the settlement. The $450 million settlement amount along with the $146.5 million in fines, penalties, and premium taxes discussed in the NAIC Examination of Workers' Compensation Premium Reporting matter above may be funded in part from the $338 million held in the Workers' Compensation Fund. In the event that the proposed class action settlement is not approved, or that certain class members opt out of the settlement and continue to pursue their claims against AIG, the litigation will resume. AIG has an accrued liability equal to the amounts payable under the settlement. Amounts held in escrow totaling approximately $338 million, including interest thereon, are included in Other assets at December 31, 2010, and are specifically designated to satisfy liabilities related to workers' compensation premium reporting issues.

Litigation Matters Relating to AIG's Insurance Operations

    Caremark.    AIG and certain of its subsidiaries have been named defendants in two putative class actions in state court in Alabama that arise out of the 1999 settlement of class and derivative litigation involving Caremark Rx, Inc. (Caremark). The plaintiffs in the second-filed action intervened in the first-filed action, and the second-filed action was dismissed. An excess policy issued by a subsidiary of AIG with respect to the 1999 litigation was expressly stated to be without limit of liability. In the current actions, plaintiffs allege that the judge approving the 1999 settlement was misled as to the extent of available insurance coverage and would not have approved the settlement had he known of the existence and/or unlimited nature of the excess policy. They further allege that AIG, its subsidiaries, and Caremark are liable for fraud and suppression for misrepresenting and/or concealing the nature and extent of coverage. In addition, the intervenors originally alleged that various lawyers and law firms who represented parties in the underlying class and derivative litigation (the "Lawyer Defendants") were also liable for fraud and suppression, misrepresentation, and breach of fiduciary duty.

    The complaints filed by the plaintiffs and the intervenors request compensatory damages for the 1999 class in the amount of $3.2 billion, plus punitive damages. AIG and its subsidiaries deny the allegations of fraud and suppression, assert that information concerning the excess policy was publicly disclosed months prior to the approval of the settlement, that the claims are barred by the statute of limitations, and that the statute cannot be tolled in light of the public disclosure of the excess coverage. The plaintiffs and intervenors, in turn, have asserted that the disclosure was insufficient to inform them of the nature of the coverage and did not start the running of the statute of limitations.

    In November 2007, the trial court dismissed the intervenors' complaint against the Lawyer Defendants, and the Alabama Supreme Court affirmed that dismissal in September 2008. After the case was sent back down to the trial court, the intervenors retained additional counsel and filed an Amended Complaint in Intervention that named only Caremark and AIG and various subsidiaries as defendants, purported to bring claims against all defendants for deceit and conspiracy to deceive, and purported to bring a claim against AIG and its subsidiaries for aiding and abetting Caremark's alleged deception. The defendants moved to dismiss the Amended Complaint in Intervention, and the plaintiffs moved to disqualify all of the lawyers for the intervenors because, among other things, the newly retained firm had previously represented Caremark. The intervenors, in turn, moved to disqualify the lawyers for the plaintiffs in the first-filed action. The cross- motions to disqualify were withdrawn after the two sets of plaintiffs agreed that counsel for the original plaintiffs would act as lead counsel, and intervenors also withdrew their Amended Complaint in Intervention. The trial Court approved all of the foregoing steps and, in

AIG 2010 Form 10-K            325

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 2009, established a schedule for class action discovery that was to lead to a hearing on class certification in March 2010. The Court has since appointed a special master to oversee class action discovery and has directed the parties to submit a new discovery schedule after certain discovery disputes are resolved. Class discovery is ongoing, and no schedule for the class certification hearing has been set.

    As of February 16, 2011, the parties have not completed class action discovery, general discovery has not commenced, and the court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

(b)
Commitments

Flight Equipment

    At December 31, 2010, ILFC had committed to purchase 115 new aircraft deliverable from 2011 through 2019, at an estimated aggregate purchase price of approximately $13.5 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

    Included in the 115 new aircraft are 74 Boeing 787 aircraft (B787s), with the first aircraft currently scheduled to be delivered in July 2012. ILFC is in discussions with Boeing related to revisions to the delivery schedule and potential delay compensation and penalties for which ILFC may be eligible. ILFC has signed contracts with customers for 37 of the 74 B787s on order. Under the terms of ILFC's B787 leases, the lessees may be entitled to share in certain compensation that ILFC receives from Boeing for late delivery of the aircraft.

The following table presents the minimum future rental income on noncancelable operating leases of flight equipment that has been delivered:

At December 31, 2010 (in millions)

2011	$4,171
2012	3,590
2013	2,931
2014	2,247
2015	1,647
Remaining years after 2015	2,518

Total	$17,104

    Flight equipment is leased under operating leases with remaining terms ranging from one to eleven years.

  Lease Commitments

    AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

326            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the future minimum lease payments under operating leases:

At December 31, 2010 (in millions)

2011	$429
2012	362
2013	295
2014	233
2015	189
Remaining years after 2015	546

Total	$2,054

    Rent expense was $587 million, $733 million and $896 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts include $118 million, $206 million and $225 million attributable to discontinued operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Commitments

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $4.1 billion at December 31, 2010.

    AIG is obligated, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in (c) below under "Benefits Provided by Starr International Company, Inc.").

(c) Contingencies

Liability for unpaid claims and claims adjustment expense

    Although AIG regularly reviews the adequacy of the established Liability for unpaid claims and claims adjustment expense, there can be no assurance that AIG's ultimate Liability for unpaid claims and claims adjustment expense will not develop adversely and materially exceed AIG's current Liability for unpaid claims and claims adjustment expense. Estimation of ultimate net claims, claims adjustment expenses and Liability for unpaid claims and claims adjustment expense is a complex process for long-tail casualty lines of business, which include excess and umbrella liability, D&O, professional liability, medical malpractice, workers' compensation, general liability, products liability and related classes, as well as asbestos and environmental exposures. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation, in labor and material costs or in the judicial environment, or in other social or economic phenomena affecting claims.

Benefits Provided by Starr International Company, Inc.

    SICO has provided a series of two-year Deferred Compensation Profit Participation Plans (SICO Plans) to certain AIG employees. The SICO Plans were created in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset is AIG Common Stock, decided that a

AIG 2010 Form 10-K            327

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Under the Starr International Company, Inc. Assurance Agreement, dated as of June 27, 2005 (SICO Assurance Agreement), AIG has agreed that, in the event that SICO does not promptly deliver the shares as required under the express terms of the SICO Plans to participants who were employees of AIG and its subsidiaries as of May 18, 2005, AIG will pay the benefits due under the SICO Plans. At December 31, 2010, the maximum number of shares of AIG Common Stock that AIG could be required to deliver under the SICO Assurance Agreement was 238,613.

(d) Guarantees

Subsidiaries

    AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by such companies.

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2010 was $1.0 billion. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of a scheduled payment to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

Asset Dispositions

General

    AIG is subject to financial guarantees and indemnity arrangements in connection with the completed sales of businesses pursuant to its asset disposition plan. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation or breaches of representations, warranties or covenants provided by AIG. These arrangements are typically subject to various time limitations, defined by the contract or by operation of

328            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases such limitations are not specified or are not applicable.

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

ALICO Sale

    Pursuant to the terms of the ALICO stock purchase agreement, AIG has agreed to provide MetLife with certain indemnities, the most significant of which include:

  •
  Indemnification related to breaches of general representations and warranties with an aggregate deductible of $125 million and a maximum payout of $2.25 billion. The indemnification extends for 21 months after November 1, 2010.

  •
  Indemnifications related to specific product, investment, litigation and other matters that are excluded from the general representations and warranties indemnity. These indemnifications provide for various deductible amounts, which in certain cases are zero, and maximum exposures, which in certain cases are unlimited, and extend for various periods after the completion of the sale.

  •
  Tax indemnifications related to insurance reserves that extend for taxable periods ending on or before December 31, 2013 and that are limited to an aggregate of $200 million, and certain other tax-related representations and warranties that extend to the expiration of the statute of limitations and are subject to an aggregate deductible of $50 million.

  •
  Indemnification for taxes incurred by ALICO as a result of the proposed elections under Section 338 of the Internal Revenue Code (the Code). Such elections have the effect of shifting the federal income tax liability on the sale from the seller to ALICO.

    In connection with the above, AIG placed $3 billion of sales proceeds (consisting of MetLife securities received upon the completion of the sale) into an escrow arrangement that declines to zero over a 30-month period ending in April 2013, with claims submitted related to the indemnifications reducing the amount that can be released. AIG has accrued for estimated liabilities for indemnities, including the Italian internal fund suspension matter discussed above.

AGF Sale

    Under the terms of the sale of AGF, AIG and the purchaser have made certain customary representations, warranties and covenants in the stock purchase agreement and AIG agreed to provide the purchaser with certain indemnities. The transaction closed on November 30, 2010. In connection with entering into the stock purchase agreement, AIG and AGF amended their tax sharing agreement, which terminated on the closing of the transaction, (i) to provide that the parties' payment obligation under the tax sharing agreement shall be limited to the payments required to be made by AIG to AGF with respect to the 2009 taxable year in accordance with the tax sharing agreement and (ii) to include the terms of the promissory note to be issued by AIG in satisfaction of its 2009 taxable year payment obligation to AGF.

Star/Edison Sale

    Pursuant to the terms of the Star/Edison stock purchase agreement, AIG has agreed to provide Prudential Financial, Inc. with certain indemnities, the most significant of which is indemnification related to breaches of general representations and warranties that exceed 4.1 billion Yen ($50 million at the December 31, 2010

AIG 2010 Form 10-K            329

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange rate), with a maximum payout of 102 billion Yen ($1.3 billion at the December 31, 2010 exchange rate). Except for certain specified representations and warranties that may have a longer survival period. The indemnification extends for 21 months after the closing, which occurred on February 1, 2011.

Other

  •
  See Note 11 herein for commitments and guarantees associated with VIEs.

  •
  See Note 12 herein for disclosures on derivatives, including Capital Markets and MIP written credit default swaps and other derivatives with credit risk-related contingent features.

  •
  See Note 25 herein for additional disclosures on guarantees of outstanding debt.

17. Total Equity and Earnings (Loss) Per Share

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Preferred Stock
Year Ended December 31, 2010	AIG Series E	AIG Series F	AIG Series C	AIG Series D	Common Stock	Treasury Stock

Shares issued, beginning of year	400,000	300,000	100,000	-	141,732,263	6,661,356
Issuances	-	-	-	-	5,391,804	-
Shares exchanged	-	-	-	-	-	(448)

Shares issued, end of year	400,000	300,000	100,000	-	147,124,067	6,660,908

    See Note 1 and 26 herein for a discussion of the Recapitalization.

Preferred Stock

    During 2010, AIG drew approximately $2.2 billion under the Department of the Treasury Commitment and, as a result, the liquidation preference of the Series F Preferred Stock increased to $7.543 billion in the aggregate.

    At December 31, 2010, a total of $7.5 billion was outstanding under the Department of the Treasury Commitment (Series F), an increase of $2.2 billion from December 31, 2009. On January 14, 2011 AIG drew down approximately $20.3 billion under this Department of the Treasury Commitment (Series F) to purchase a portion of the SPV Preferred Interests from the FRBNY that were exchanged with the Department of the Treasury. In connection with the closing of the Recapitalization, $2.0 billion under the Department of the Treasury Commitment (Series F) was exchanged for the Series G Drawdown Right, and the Series G Drawdown Right became effective on that date. See Note 1 herein.

    On January 14, 2011, the Series C Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock were exchanged for AIG Common Stock and retired in connection with the Recapitalization (at which time the Series G Preferred Stock was issued). See Note 1 herein.

330            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a rollforward of preferred stock:

(in millions)	AIG Series E	AIG Series F	AIG Series C	AIG Series D	Total Preferred Stock

Balance, January 1, 2008	$-	$-	$-	$-	$-
AIG Series D issuance	-	-	-	40,000	40,000

Balance, December 31, 2008	$-	$-	$-	$40,000	$40,000

AIG Series C issuance	-	-	23,000	-	23,000
AIG Series D exchange for AIG Series E	41,605	-	-	(40,000)	1,605
AIG Series F drawdown	-	5,344	-	-	5,344
AIG Series F commitment fee	-	(165)	-	-	(165)

Balance, December 31, 2009	$41,605	$5,179	$23,000	$-	$69,784

AIG Series F drawdown	-	2,199	-	-	2,199

Balance, December 31, 2010	$41,605	$7,378	$23,000	$-	$71,983

    See Note 26 herein for the expected impact of the closing of the Recapitalization on Preferred stock.

Common Stock

AIG Treasury Stock Retirement

    On November 30, 2009, AIG retired 6,111,158 common shares included in Treasury stock, which had a carrying value of $7.40 billion. These shares were returned to AIG's authorized but unissued common stock. AIG accounted for the retirement by reducing common stock by $15.28 million and Additional paid-in capital by $7.38 billion.

Dividends

    Dividends declared per common share were $8.40 in 2008. No dividends were declared in 2010 and 2009 because effective September 23, 2008, AIG's Board of Directors (the Board) suspended the declaration of dividends on AIG Common Stock. Currently, pursuant to the terms of the AIG Series G Preferred Stock, AIG is not able to declare or pay any cash dividends on the AIG Common Stock while the AIG Series G Preferred Stock is outstanding. In addition, AIG was unable to pay dividends under the terms of other series of AIG preferred stock that were outstanding from November 2008 through January 14, 2011.

    As a result of AIG's failure to declare and pay dividends on the Series E Preferred Stock and the Series F Preferred Stock for four quarterly dividend payment periods, the Department of the Treasury, as the sole holder of the Series E Preferred Stock and the Series F Preferred Stock, exercised its right and elected Ronald A. Rittenmeyer and Donald H. Layton (the Preferred Directors) to the Board of Directors of AIG (the Board) by written consent effective April 1, 2010. The Preferred Directors were re-elected by the United States Department of the Treasury, as the sole holder of the Series E Preferred Stock and the Series F Preferred Stock, at AIG's 2010 Annual Meeting of Shareholders and held office as Preferred Directors until the closing of the Recapitalization, at which time the Board determined that it was advisable and in the best interests of AIG and its shareholders to provide for the continued service of Messrs. Layton and Rittenmeyer as directors of AIG.

Share Issuances and Purchases

    During the first six months of 2008, AIG purchased a total of 1,896,303 shares of AIG Common Stock. Pursuant to the FRBNY Credit Agreement, AIG was restricted from repurchasing shares of its common stock,

AIG 2010 Form 10-K            331

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and no shares have been purchased since the second quarter of 2008, except for the purchase of a total of 5,336,981 shares from AIA and ALICO prior to their divestiture, which had been reported as treasury shares.

    In May 2008, AIG sold 9,835,526 shares of AIG Common Stock at a price per share of $760 for gross proceeds of $7.47 billion and 78.4 million equity units (the Equity Units) at a price per unit of $75 for gross proceeds of $5.88 billion. The Equity Units, the key terms of which are summarized below, are recorded as long-term debt in the Consolidated Balance Sheet.

Equity Units

    In May 2008, AIG sold 78.4 million equity units (the Equity Units) at a price per unit of $75 for gross proceeds of $5.88 billion. Each Equity Unit has an initial stated amount of $75 and consists of a stock purchase contract issued by AIG and, initially, a 1/40th, or 2.5 percent, undivided beneficial ownership interest in three series of junior subordinated debentures (Series B-1, B-2 and B-3), each with a principal amount of $1,000.

    The Equity Units also include a stock purchase contract obligating the holder of an Equity Unit to purchase, and obligating AIG to sell, a variable number of shares of AIG Common Stock for $25 in cash on each of February 15, 2011, May 1, 2011 and August 1, 2011. The number of shares that AIG is obligated to deliver on each stock purchase date is set forth in the chart below (where the "applicable market value" is an average of the trading prices of AIG Common Stock over the 20-trading-day period ending on the third business day prior to the relevant stock purchase date).

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

    On November 23, 2010, AIG commenced an offer to exchange up to 74,480,000 of its Equity Units for consideration per Equity Unit equal to 0.09867 share of AIG Common Stock plus $3.2702 in cash (the "Exchange Offer"). The stock and cash received will be the result of netting payments from two separate transactions, a repurchase of the subordinated debentures and a cancellation of the stock purchase contracts.

    On November 29, 2010, holders of 49,474,600 Equity Units accepted the Exchange Offer and their units were tendered in exchange for 4,881,667 shares of AIG Common Stock and $162 million in cash. The consideration offered per Equity Unit exchanged is the same number of shares and the same cumulative amount of cash per Equity Unit that a holder would receive if the holder did not tender into the Exchange Offer and instead held

332            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Units and settled the respective stock purchase contract at its final stock purchase date with the proceeds from subordinated debentures. The execution of the Exchange Offer resulted in a loss on the extinguishment of the subordinated debentures of approximately $104 million and an increase to equity of approximately $3.7 billion.

    Following the completion of the exchange offer, a total of 28,925,400 Equity Units remained outstanding. In addition, the remaining debentures continue to be subject to remarketing. The trading market for the Equity Units that remain outstanding after the Exchange Offer is expected to be more limited. AIG may, to the extent permitted by applicable law, after the settlement date of the Exchange Offer, purchase Equity Units and the subordinated debentures in a remarketing, in the open market, in privately negotiated transactions or otherwise.

Accumulated Other Comprehensive Income (Loss)

A rollforward of Accumulated other comprehensive income (loss) is as follows:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (losses) Arising from Cash Flow Hedging Activities	Retirement Plan Liabilities Adjustment	Total

Balance, January 1, 2008, net of tax	$-	$4,375	$880	$(87)	$(525)	$4,643

Cumulative effect of change in accounting principle, net of tax	-	(105)	-	-	-	(105)
Unrealized depreciation of investments	-	(13,966)	-	-	-	(13,966)
Net changes in foreign currency translation adjustments	-	-	(1,398)	-	-	(1,398)
Net losses on cash flow hedges	-	-	-	(156)	-	(156)
Net actuarial loss	-	-	-	-	(1,313)	(1,313)
Prior service cost	-	-	-	-	(12)	(12)
Deferred tax asset	-	4,948	356	52	352	5,708

Total other comprehensive loss	-	(9,123)	(1,042)	(104)	(973)	(11,242)
Noncontrolling interests	-	(296)	25	-	-	(271)

Balance, December 31, 2008, net of tax	$-	$(4,452)	$(187)	$(191)	$(1,498)	$(6,328)
Adjustment on April 1, 2009*	(599)	599	-	-	-	-

Unrealized appreciation of investments	2,048	27,891	-	-	-	29,939
Net changes in foreign currency translation adjustments	-	-	2,932	-	-	2,932
Net gains on cash flow hedges	-	-	-	95	-	95
Net actuarial gain	-	-	-	-	397	397
Prior service cost	-	-	-	-	(27)	(27)
Deferred tax liability	(724)	(9,802)	(1,005)	(32)	(16)	(11,579)

Total other comprehensive income	1,324	18,089	1,927	63	354	21,757
Cumulative effect of change in accounting principle, net of tax	(2,537)	(6,811)	-	-	-	(9,348)
Noncontrolling interests	(2)	280	110	-	-	388

Balance, December 31, 2009, net of tax	$(1,810)	$7,145	$1,630	$(128)	$(1,144)	$5,693

Unrealized appreciation of investments	2,522	3,640	-	-	-	6,162
Net changes in foreign currency translation adjustments	-	-	(1,873)	-	-	(1,873)
Net gains on cash flow hedges	-	-	-	111	-	111
Net actuarial gain	-	-	-	-	303	303
Prior service cost	-	-	-	-	(4)	(4)
Deferred tax asset (liability)	(1,293)	(1,529)	621	(17)	(24)	(2,242)

Total other comprehensive income (loss)	1,229	2,111	(1,252)	94	275	2,457
Cumulative effect of change in accounting principle, net of tax	(76)	(269)	-	-	-	(345)
Noncontrolling interests	2	99	80	-	-	181

Balance, December 31, 2010, net of tax	$(659)	$8,888	$298	$(34)	$(869)	$7,624

*
Adjustment to reflect adoption of the new other-than-temporary impairment accounting standard.

    As a result of divestitures in 2010, $2.1 billion of Foreign currency cumulative translation adjustment and $6.0 billion of Unrealized appreciation of investments were transferred to earnings as net gain on sale.

AIG 2010 Form 10-K            333

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interests

    In connection with the ongoing execution of its orderly asset disposition plan, as well as plans to timely repay the FRBNY Credit Facility, AIG transferred two of its wholly owned businesses, AIA and ALICO, to two newly created special purpose vehicles (SPVs) in exchange for all the common and preferred interests of those SPVs. On December 1, 2009, AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the FRBNY Credit Facility. The remaining preferred interests, with an aggregate liquidation preference of approximately $26.4 billion at December 31, 2010, were transferred by the FRBNY to the Department of the Treasury as part of the closing of the Recapitalization. The remaining preferred interests, which have an aggregate liquidation preference of approximately $20.3 billion following a partial repayment on January 14, 2011 with proceeds from the sale of ALICO, were transferred by the FRBNY to AIG and subsequently transferred to the Department of the Treasury as part of the Recapitalization. Under the terms of the SPVs' limited liability company agreements, the SPVs generally may not distribute funds to AIG until the liquidation preferences and preferred returns on the preferred interests have been repaid in full and concurrent distributions have been made on certain participating returns attributable to the preferred interests.

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

    The rights held by the FRBNY through their ownership of the preferred interests are now held by the Department of the Treasury. In connection with the Recapitalization, AIG a agreed to cause the proceeds of certain asset dispositions to be used to redeem the remaining preferred interests.

    For the years ended December 31, 2010 and 2009, the Noncontrolling interests balance declined by $2.2 billion and $4.4 billion. In 2009, this decline reflected the deconsolidation of Transatlantic in the second quarter of 2009 following the public offering of 29.9 million shares of Transatlantic common stock, after which AIG retained 13.9 percent of Transatlantic common stock outstanding. AIG also restructured certain relationships within the Institutional Asset Management business in 2009, resulting in the deconsolidation of a subsidiary and a related decline in goodwill of $476 million and noncontrolling interests of $1.9 billion for the year ended December 31, 2009, due to deconsolidation of certain entities.

    As a result of the closing of the Recapitalization on January 14, 2011, the SPV non-controlling interests are no longer be considered permanent equity on AIG's Consolidated Balance Sheet, and will be classified as redeemable non-controlling interests in partially owned consolidated subsidiaries. See Notes 1 and 26 herein for a discussion of the Recapitalization.

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

334            AIG 2010 Form 10-K

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

The following table presents the computation of basic and diluted EPS:

Years Ended December 31, (dollars in millions, except per share data)	2010	2009	2008

Numerator for EPS:
Income (loss) from continuing operations	$12,077	$(12,818)	$(93,346)
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	1,818	140	-
Other	355	(1,576)	(984)

Total net income (loss) from continuing operations attributable to noncontrolling interests	2,173	(1,436)	(984)

Net income (loss) attributable to AIG from continuing operations	9,904	(11,382)	(92,362)

Income (loss) from discontinued operations	$(2,064)	$505	$(7,041)
Income (loss) from discontinued operations attributable to noncontrolling interests	54	72	(114)

Net income (loss) attributable to AIG from discontinued operations	(2,118)	433	(6,927)

Cumulative dividends on AIG Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share	-	(1,204)	(400)
Deemed dividend to AIG Series D Preferred Stock exchanged for the Series E Preferred Stock	-	(91)	-
(Income) loss allocated to the Series C Preferred Stock – continuing operations	(7,890)	-	-

Net income (loss) attributable to AIG from continuing operations, applicable to common stock for EPS	2,014	(12,677)	(92,762)

(Income) loss allocated to the Series C Preferred Stock – discontinued operations	1,687	-	-

Net income (loss) attributable to AIG from discontinued operations, applicable to common stock for EPS	$(431)	$433	$(6,927)

Denominator for EPS:
Weighted average shares outstanding – basic	136,585,844	135,324,896	131,714,245
Dilutive shares*	63,436	-	-

Weighted average shares outstanding – diluted	136,649,280	135,324,896	131,714,245

EPS attributable to AIG:
Basic:
Income (loss) from continuing operations	$14.75	$(93.69)	$(704.26)
Income (loss) from discontinued operations	$(3.15)	$3.21	$(52.59)
Diluted:
Income (loss) from continuing operations	$14.75	$(93.69)	$(704.26)
Income (loss) from discontinued operations	$(3.15)	$3.21	$(52.59)

*
Diluted shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the warrants issued to the Department of the Treasury on April 17, 2009 to purchase up to 150 shares of AIG Common Stock (Series F Warrant). The number of shares excluded from diluted shares outstanding were 11 million, 12 million and 9 million for the years ended December 31, 2010, 2009 and 2008, respectively, because the effect would have been anti-dilutive.

AIG 2010 Form 10-K            335

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Statutory Financial Data and Restrictions

The following table presents statutory surplus and net income (loss) for AIG's general insurance and life insurance and retirement services operations in accordance with statutory accounting practices:

(in millions)	2010(d)	2009	2008

At December 31,
Statutory surplus(a):
General insurance(b)	$39,990	$38,970
Life insurance and retirement services	14,045	12,270

Years Ended December 31,
Statutory net income (loss)(a)(c):
General insurance	$471	$2,937	$216
Life insurance and retirement services	794	536	(22,257)

(a)
Excludes discontinued operations and other divested businesses. Statutory surplus and net income (loss) with respect to foreign operations are estimated at November 30.

(b)
The 2009 amount was increased by $1.0 billion from that previously reported as a result of the finalization of statutory filings.

(c)
Includes catastrophe losses (General Insurance) and Net realized capital gains and losses.

(d)
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

    At December 31, 2010, 2009 and 2008, statutory capital of AIG's insurance subsidiaries exceeded minimum company action level requirements.

Effect of New Standards

    Effective January 1, 2009, these domestic life insurance and domestic retirement services insurance entities, as well as certain other AIG insurance entities were initially required to prospectively adopt Statements of Statutory Accounting Principles (SSAP) No. 98, "Treatment of Cash Flows When Quantifying Changes in Valuation and Impairments, an Amendment of SSAP No. 43 — Loan-backed and Structured Securities" (SSAP 98). However, in the first quarter of 2009, the NAIC subsequently delayed the effective date of SSAP No. 98 until September 30, 2009, in consideration of the FASB's issuance of a new other-than-temporary accounting standard. The NAIC subsequently promulgated SSAP 43R (Revised) — Loan-backed and Structured Securities, which was effective for the third quarter of 2009 and superseded SSAP No. 43 and also SSAP No. 98, prior to its delayed effective date. Similar to the new other-than-temporary accounting standard, SSAP No. 43R requires that credit-related other-than-temporary impairments of structured securities be measured based upon projected discounted cash flows. SunAmerica insurance entities recognized a cumulative effect adjustment upon the adoption of SSAP No. 43R that on a pre-tax basis increased regulatory capital by approximately $0.9 billion.

Dividend Restrictions

    Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG's domestic insurance subsidiaries, the payment of any dividend

336            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders that, in any 12-month period, exceed the lesser of ten percent of such company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income," as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of AIG's foreign insurance subsidiaries to pay dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of these restrictions, approximately 80 percent of the aggregate equity of AIG's consolidated subsidiaries was restricted from transfer to AIG Parent at December 31, 2010. AIG cannot predict how regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. To AIG's knowledge, no AIG insurance company is currently on any regulatory or similar "watch list" with regard to solvency.

19. Share-based Compensation and Other Plans

    AIG's Consolidated Statement of Income included share-based compensation expense as follows:

Years Ended December 31, (in millions)	2010	2009	2008

Share-based compensation expense – pre-tax*	$333	$209	$389
Share-based compensation expense – after tax	216	151	284

*
Includes pre-tax share-based compensation expense related to discontinued operations for the years ended December 31, 2010, 2009 and 2008 of $12 million ($9 million after tax), $21 million ($13 million after tax), and $32 million ($22 million after tax), respectively.

Employee Plans

    As of December 31, 2010, AIG employees had been granted awards under the following employee compensation plans:

  •
  AIG 1999 Stock Option Plan, as amended (1999 Plan) (superseded by the 2007 Plan);

  •
  AIG 2002 Stock Incentive Plan, as amended (2002 Plan), under which AIG has issued time-vested restricted stock units (RSUs) and performance restricted stock units (performance RSUs) (superseded by the 2007 Plan);

  •
  AIG 2007 Stock Incentive Plan, as amended (2007 Plan), under which AIG has issued restricted stock units (RSUs), performance restricted stock units (performance RSUs) and restricted stock (superseded by the 2010 Plan);

  •
  AIG 2010 Stock Incentive Plan, as amended (2010 Plan), under which AIG has issued restricted stock, restricted stock units and stock appreciation rights; and

  •
  SICO's Deferred Compensation Profit Participation Plans (SICO Plans).

    Although awards granted under the plans listed above remain outstanding at December 31, 2010, future grants of restricted stock and other share-settled awards can be made only under the 2010 Plan. Share option exercises and other share awards to participants were settled by issuing previously acquired shares held in AIG's treasury account through November 30, 2009. Effective December 1, 2009, AIG is settling its share-settled awards with newly-issued shares of AIG Common Stock. Share awards made by SICO are settled by SICO.

AIG 2010 Form 10-K            337

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Employee Plans

    AIG's non-employee directors received share- based compensation in the form of deferred stock units (DSUs) under the 2010 Plan and the 2007 Plan with delivery deferred until retirement from the Board. In 2010 and 2009, AIG granted to directors 14,484 and 9,106 DSUs, respectively.

Stock Options

AIG Stock Option Plan

    Options granted under the 2007 Plan and the 1999 Plan remain outstanding at December 31, 2010. These awards generally vest over four years (25 percent vesting per year) and expire 10 years from the date of grant.

    In 2010, AIG issued 600,994 shares in connection with previous exercises of options with delivery deferred.

Stock Option Valuation

    AIG uses a binomial lattice model to calculate the fair value of stock option grants. A more detailed description of the valuation methodology is provided below. There were no stock options granted in 2010 and 2009.

The following weighted-average assumptions were used for stock options granted:

2008

Expected annual dividend yield(a)	3.77%
Expected volatility(b)	53.27%
Risk-free interest rate(c)	4.43%
Expected term(d)	4 years

(a)
The dividend yield is determined at the grant date.

(b)
Expected volatility is the average of historical volatility (based on seven years of daily stock price changes) and the implied volatility of actively traded options on AIG shares.

(c)
The interest rate curves used in the valuation model were the U.S. Treasury STRIP rates with terms from 3 months to 10 years.

(d)
The expected term is 4 years based on the average time to exercise derived from the output of the valuation model. In 2008, the contractual term of the option was generally 10 years with an expected term of seven years calculated based on an analysis of historical employee and executive exercise behavior and employee turnover (post-vesting terminations). The early exercise rate is a function of time elapsed since the grant. Fifteen years of historical data were used to estimate the early exercise rate.

The following table provides a roll forward of stock option activity:

As of or for the Year Ended December 31, 2010	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Values (in millions)

Options:
Outstanding at beginning of year	1,352,276	$1,264.30		$-
Forfeited or expired	(329,869)	$1,350.06		-

Outstanding at end of year*	1,022,407	$1,236.64	3.20	$-

Options exercisable at end of year	979,453	$1,260.36	3.01	$-

*
Includes vested and expected-to-vest options at December 31, 2010 of 1,020,338, with a weighted average exercise price of $1,237.85, a weighted average contractual life of 3.14 years and a zero aggregate intrinsic value.

338            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2010, total unrecognized compensation cost (net of expected forfeitures) was $4 million with a blended weighted average period of 0.59 years. The cost of awards outstanding under these plans at December 31, 2010 is expected to be recognized over approximately one year.

The following table provides additional information about stock options:

As of or for the Year Ended December 31, (in millions, except weighted average grant date fair value of options granted)	2008

Intrinsic value of options exercised*	$2
Grant date fair value of options vesting	67
Weighted average grant date fair value of options granted*	212.20
Cash received from exercise of stock options	16
Tax benefits realized on stock option exercises	1

*
There were no options granted or exercised in 2010 or 2009. The grant date fair value of options vesting in 2010 and 2009 was $7 million and $25 million, respectively.

Other Share-Settled Awards Under Share-Based Plans

AIG 2010 Stock Incentive Plan

    The 2010 Plan was adopted at the 2010 Annual Meeting of Shareholders. The total number of shares of common stock that may be granted under the Plan is 60,000,000. The 2010 Plan supersedes the 2007 Plan and is currently the only plan under which share-based awards can be issued. During 2010, AIG granted DSUs, RSUs, restricted stock and stock appreciation rights under the 2010 Plan. Of the awards granted in 2010 under the 2010 Plan, only the DSUs and the restricted stock are share-settled. At December 31, 2010, there were 49,803,251 shares reserved for future grants under the 2010 Plan.

    In December 2010, AIG granted 587,681 fully-vested shares of non-transferable AIG Common Stock (restricted stock) under the 2010 Stock Incentive Plan to certain of AIG's most highly compensated employees and executive officers. The restricted stock generally becomes transferable in March 2012 or on the third anniversary of grant in accordance with the terms of the employee's award.

AIG 2007 Stock Incentive Plan

    The 2007 Plan was adopted at the 2007 Annual Meeting of Shareholders and amended and restated by AIG's Board of Directors on November 14, 2007. The total number of shares of Common Stock permitted to be issued under the Plan was 9,000,000. The 2010 Plan superseded the 2007 Plan, therefore, there were no grants made under the 2007 Plan subsequent to May 11, 2010. During 2010 and 2009, 114,521 and 12,426 RSUs, respectively, including performance RSUs, were granted under the 2007 Plan. The time-vested RSUs granted in 2010 and 2009 under the 2007 Plan vest on the third anniversary of the date of grant.

    Fully-vested shares of non-transferable AIG Common Stock (restricted stock) were granted to certain of AIG's most highly compensated employees and executive officers under the 2007 Plan totaling 118,605 and 351,259, in 2010 and 2009, respectively. The restricted stock generally becomes transferable on the first, second or third anniversary of grant in accordance with the terms of the employee's award.

AIG 2002 Stock Incentive Plan

    The 2002 Plan was adopted in 2002 and superseded by the 2007 Plan. In addition to 2,817 time-vested RSUs, only the AIG 2005-2006 Deferred Compensation Profit Participation Plan (AIG DCPPP) and the AIG Partners Plan, which provide share-based compensation to key AIG employees, including senior executive officers remained outstanding under the 2002 Plan at December 31, 2010.

AIG 2010 Form 10-K            339

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The AIG DCPPP provides that a fixed number of time-vested RSUs would be allocated to each participant if AIG's cumulative adjusted earnings per share in 2005 and 2006 exceeded that of 2003 and 2004 as determined by AIG's Compensation and Management Resources Committee. This goal was met and 184,842 time-vested RSUs were awarded in 2007. Due to the modification in March 2008, the vesting periods for these RSUs have been shortened to vest in three installments with the final installment vesting in January 2012. At December 31, 2010, RSU awards with respect to 38,517 shares remained outstanding.

    The AIG Partners Plan provides shares to the participants if certain performance measures were met over a specified period of time. The Compensation Committee eventually approved three grants with performance periods that ran from January 1, 2006 through December 31, 2007 for the first grant, January 1, 2007 through December 31, 2008 for the second grant, and January 1, 2008 through December 31, 2009 for the third grant. The second and third grants were cancelled because the performance thresholds were not met. The first grant vested 50 percent on the fourth and sixth anniversaries of the first day of the related performance period. At December 31, 2010, RSU awards with respect to 21,578 shares remained outstanding.

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

    The SICO Plans are also described in Note 16 herein.

Restricted Stock and Restricted Stock Unit Valuation

    The fair value of restricted stock and RSUs is based on the closing price of AIG stock on the date of grant.

The following table summarizes outstanding share-settled awards under the foregoing plans*:

	Number of Shares					Weighted Average Grant-Date Fair Value
As of or for the Year Ended December 31, 2010	Time- vested RSUs	AIG DCPPP	Partners Plan	Total AIG Plan	Total SICO Plans	Time- vested RSUs	AIG DCPPP	Partners Plan	Total AIG Plans	Total SICO Plans

Unvested, beginning of year	218,839	87,680	20,968	327,487	319,789	$1,053.11	$1,140.99	$860.62	$1,064.32	$1,219.07
Granted	820,807	-	-	820,807	-	47.87	-	-	47.87	-
Vested	(838,447)	(54,870)	(2,338)	(895,655)	(52,621)	219.02	1,113.41	478.14	274.49	789.98
Forfeited	(83,535)	(5,496)	(2,880)	(91,911)	(28,555)	789.81	1,137.38	812.00	811.29	1,223.23

Unvested, end of year	117,664	27,314	15,750	160,728	238,613	$171.21	$1,134.30	$811.98	$397.67	$1,215.16

*
Excludes DSUs and options, which are discussed under the Non-Employee Plans and Stock Options sections above. This table also excludes 112,362 shares of fully vested restricted stock granted to AIG's chief executive officer in 2010 as stock salary with a weighted average grant-date fair value of $35.60, which was issued under his employment agreement pursuant to the employment inducement award exemption to New York Stock Exchange rules.

340            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total unrecognized compensation cost (net of expected forfeitures) related to unvested share-settled compensation awards and the weighted-average periods over which those costs are expected to be recognized are as follows:

At December 31, 2010 (in millions)	Unrecognized Compensation Cost	Weighted- Average Period (years)	Expected Period (years)

Plans:
Time-vested RSUs – 2007 Plan	$4	0.72	2
AIG DCPPP	$6	0.63	1
AIG Partners Plan	$3	0.62	1
Total AIG Plans	$13	0.65	2
Total SICO Plans	$92	5.39	29

Liability Awards

    AIG has issued various share-based grants, including restricted stock units, linked to AIG Common Stock, but providing for cash settlement to certain of its most highly compensated employees and executive officers. Share-based cash settled awards are recorded as liabilities until the final payout is made or the award is replaced with a stock-settled award. Unlike share-settled awards, which have a fixed grant-date fair value (unless the award is subsequently modified), the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of one share of AIG Common Stock (except for long term performance units, the value of which is currently based on only 20 percent of AIG Common Stock as discussed below). The liability and corresponding expense are adjusted accordingly until the award is settled.

Stock Salary Awards

    In 2009, AIG established a program of regular grants of vested stock or restricted stock units that is generally referred to as "Stock Salary". Stock Salary is determined as a dollar amount through the date that salary is earned and accrued at the same time or times as the salary would otherwise be paid in cash. Stock Salary was granted to any individual qualifying as a senior executive officer or one of AIG's next twenty most highly compensated employees (the Top 25). Stock salary for a Top 25 employee (other than AIG's CEO) will be settled in three equal installments on the first, second and third anniversary of grant. Stock salary granted to any individual qualifying as an executive officer or one of AIG's next 75 most highly compensated employees (Top 26-100) will be settled on either the first or third anniversary of grant in accordance with the terms of an employee's award. The Stock Salary grants issued in 2009 were awarded in the form of immediately vested RSUs, and the number of units awarded was based on the value of AIG Common Stock on the grant date. The RSUs are settled in cash based on the value of AIG Common Stock on the applicable settlement date. For the 2009 Stock Salary Awards, AIG paid $18 million to settle awards and recognized compensation expense of $36 million for unsettled awards to reflect increases in the price of AIG Common Stock during 2010.

    In 2010, AIG adopted the Long-Term Performance Units Plan (LTPUs) and awarded Stock Salary in the form of LTPUs. The units are also fully vested on the date of grant and settlement terms are substantially the same as the 2009 Stock Salary awards. However, each unit is measured based on the underlying value of a mix of AIG hybrid securities and AIG Common Stock weighted 80 percent and 20 percent, respectively, on the date of grant. Both components of the LTPU are market observable. During 2010, compensation expense of approximately $156 million was recognized related to this plan. By their terms, the LTPUs will be converted into AIG Common Stock 90 days after the date on which at least 75 percent of the preferred securities in AIG held by the Department of the Treasury are exchanged for AIG Common Stock. The Recapitalization on January 14, 2011 included the exchange of more than 75 percent of the Department of the Treasury's preferred holdings for AIG Common Stock. Accordingly, on April 14, 2011 the AIG hybrid securities portion of any outstanding LTPU will be

AIG 2010 Form 10-K            341

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

converted into AIG Common Stock based on the values of such securities and AIG Common Stock at the time of the conversion.

Restricted Stock Units

TARP RSUs

    TARP RSUs awarded require the achievement of objective performance metrics as a condition to entitlement. TARP RSUs granted to the Top 25 (other than AIG's CEO) vest on the third anniversary of grant, while TARP RSUs granted to the Top 26-100 vest on the second anniversary of grant and are subject to transferability restrictions for an additional year after vesting. When vested and transferable, an award will be settled in 25 percent installments in proportion to AIG's repayment of its TARP obligations.

Other RSUs

    Fully vested awards of RSUs will be issued in March 2011 to certain employees in the Top 26-100 based on 2010 performance. Similarly, 301,645 fully vested awards of RSUs were issued in March 2010 for performance in 2009. The RSUs for both awards will be cash-settled in March 2014 and 2013 for the 2010 and 2009 grants, respectively, based on the value of AIG Common Stock on each settlement date. AIG recorded expense of $8 million and $9 million in 2010 and 2009, respectively, related to these awards.

Long Term Incentive Plans

    In 2009, AIG established the 2009 Long-Term Incentive Plan (2009 LTIP) under which middle management employees were offered the opportunity to receive additional compensation in the form of cash and stock appreciation rights (SARs) if certain performance metrics are met. The SARs component was added to the 2009 LTIP with the adoption of AIG's 2010 Long-Term Incentive Plan (2010 LTIP) in March 2010. The ultimate value of LTIP awards under the 2009 LTIP and the 2010 LTIP is contingent on the achievement of performance measures aligned to the participant's business unit over a two-year period and such value could range from zero to twice the target amount. Subsequent to the performance period, the earned awards are subject to an additional time-vesting period. This results in a graded vesting schedule for the cash portion of up to two years, while the SARs portion cliff-vests two years after the performance period ends. The strike price for the majority of SARs issued under the 2010 LTIP and the 2009 LTIP is $31.91, which is based on AIG's average share price over the 30 days prior to March 29, 2010, the grant date. The cash portion of the awards expensed in 2010 totaled approximately $258 million. AIG recognizes compensation expense over the respective vesting periods for these plans.

The following table presents a summary of SARs (based on target amounts) and cash-settled RSUs as well as the related expenses:

	Number of Units
As of or for the Year Ended December 31, 2010	SARs	TARP RSUs	RSUs(a)

Unvested, beginning of year	-	367,875	-
Granted	8,959,444	395,891	301,645
Vested(b)	(781,935)	-	(301,645)
Forfeited	(216,632)	(118,220)	-

Unvested, end of year	7,960,877	645,546	-

Compensation expense for the year (in millions)	$82	$10	$3

(a)
Represent fully vested RSUs that were awarded in March 2010 based on 2009 performance. On December 20, 2010, 160,346 of these RSUs were replaced with restricted stock, which is reflected in the applicable table above.

(b)
Pursuant to the terms of the LTIP, vesting was accelerated for SARs awarded to employees who became retirement eligible or whose business was sold during 2010.

342            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total unrecognized compensation cost (net of expected forfeitures) related to unvested SARs and cash-settled RSUs and the weighted-average periods over which those costs are expected to be recognized are as follows:

At December 31, 2010 (in millions)	Unrecognized Compensation Cost	Weighted- Average Period (years)	Expected Period (years)

SARs	$132	1.30	3
TARP RSUs	24	1.15	3

Stock Appreciation Rights Valuation

The table below presents the weighted average assumptions used to estimate the fair value of SARs at December 31, 2010 using Monte Carlo simulation. Monte Carlo simulation incorporates range of assumptions for inputs and they are disclosed in the table below.

2010

Expected dividend yield(a)	-%
Expected volatility(b)	42.50%
Risk-free interest rate(c)	1.12%
Expected term(d)	2.7 years

(a)
The dividend yield is estimated at zero percent given AIG's recent period dividend history.

(b)
The expected volatilities are based on implied volatilities with the nearest maturity and strikes as of valuation date from traded stock options on AIG Common Stock.

(c)
The risk-free interest rate for periods within the contractual life of the SARs is based on the swap yield curve in effect at the time of valuation.

(d)
The expected term of stock options granted is the period of time the SARs are expected to be outstanding.

Modifications

    In 2008, the Compensation and Management Resources Committee of the Board made the decision to shorten the vesting schedules of certain outstanding awards, as well as future awards, from four to three years, which resulted in an acceleration of expense. AIG also modified the metrics used to determine the level of performance achieved with respect to the AIG Partners Plan.

    For accounting purposes, a modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award. As a result, the incremental value related to the remaining affected awards totaled $21 million and will, together with the unamortized originally-measured compensation cost, be amortized over shorter periods. At the time of the modifications net amortization of this cost was estimated to increase by $43 million and $98 million in 2009 and 2008, respectively, with a related reduction in amortization expense of $120 million in 2010 through 2012. However, AIG recognized a credit to expense of $31 million in 2010 and a charge of $12 million in 2009 due to forfeitures and the expense acceleration resulting from the modification. The related reduction in amortization expense expected through 2012 was revised to $61 million.

20. Employee Benefits

Pension Plans

    AIG, its subsidiaries and certain affiliated companies offer various defined benefit plans to eligible employees based on years of service.

    AIG's U.S. qualified retirement plan is a noncontributory defined benefit plan which is subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company, have attained age 21 and

AIG 2010 Form 10-K            343

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

completed 12 months of continuous service are eligible to participate in the plan. Employees generally vest after five years of service. Unreduced benefits are paid to retirees at normal retirement (age 65) and are based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Non-U.S. defined benefit plans are generally either based on the employee's years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee's job grade and other factors during each year of service.

    AIG also sponsors several unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by AIG's other retirement plans. These include the AIG Excess Retirement Income Plan (Excess), which provides a benefit equal to the reduction in benefits payable to certain employees under the AIG U.S. qualified retirement plan as a result of federal tax limitations on compensation and benefits payable and the Supplemental Executive Retirement Plan (Supplemental), which provides additional retirement benefits to designated executives. Under the Supplemental plan, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the Excess plan and any comparable plans), Social Security, if any, and from any qualified pension plan of prior employers. AIG has complied with the Special Master's mandate to freeze future benefits in the non-qualified retirement plans for the Top 100 employees of AIG. The impact to AIG's financial statements was not significant.

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

344            AIG 2010 Form 10-K

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

	Pension				Postretirement(a)
As of or for the Years Ended December 31, (in millions)	Non-U.S. Plans(b)		U.S. Plans(c)		Non-U.S. Plans		U.S. Plans
	2010	2009	2010	2009	2010	2009	2010	2009

Change in projected benefit obligation:
Benefit obligation, beginning of year	$2,313	$2,080	$3,687	$3,745	$106	$101	$274	$285
Service cost	137	121	150	155	8	11	8	8
Interest cost	59	60	216	219	4	4	15	16
Actuarial (gain) loss	(6)	155	305	108	(10)	(9)	3	9
Benefits paid:
AIG assets	(52)	(57)	(10)	(7)	(1)	(1)	(13)	(17)
Plan assets	(57)	(40)	(115)	(110)	-	-	-	-
Curtailments	-	(3)	(73)	(119)	-	-	(3)	(16)
Settlements	(28)	(46)	(282)	(320)	-	-	(5)	(8)
Foreign exchange effect	37	212	-	-	5	3	-	-
Dispositions	(736)	(170)	-	-	(45)	(10)	-	-
Acquisitions	329	-	-	-	-	11	-	-
Other	(15)	1	-	16	(1)	(4)	-	(3)

Projected benefit obligation, end of year	$1,981	$2,313	$3,878	$3,687	$66	$106	$279	$274

Change in plan assets:
Fair value of plan assets, beginning of year	$750	$765	$3,362	$2,733	$-	$-	$-	$-
Actual return on plan assets, net of expenses	(3)	49	456	541	-	-	-	-
AIG contributions	161	146	11	446	1	1	13	17
Benefits paid:
AIG assets	(52)	(57)	(10)	(7)	(1)	(1)	(13)	(17)
Plan assets	(57)	(40)	(115)	(110)	-	-	-	-
Settlements	(27)	(46)	(279)	(241)	-	-	-	-
Foreign exchange effect	39	69	-	-	-	-	-	-
Dispositions	(159)	(137)	-	-	-	-	-	-
Acquisitions	303	-	-	-	-	-	-	-
Other	(1)	1	-	-	-	-	-	-

Fair value of plan assets, end of year	$954	$750	$3,425	$3,362	$-	$-	$-	$-

Funded status, end of year	$(1,027)	$(1,563)	$(453)	$(325)	$(66)	$(106)	$(279)	$(274)

Amounts recognized in the consolidated balance sheet:
Assets	$43	$23	$-	$-	$-	$-	$-	$-

Liabilities	(1,070)	(1,586)	(453)	(325)	(66)	(106)	(279)	(274)

Total amounts recognized	$(1,027)	$(1,563)	$(453)	$(325)	$(66)	$(106)	$(279)	$(274)

Pre tax amounts recognized in Accumulated other comprehensive income (loss):
Net income (loss)	$(539)	$(727)	$(838)	$(921)	$3	$(10)	$(11)	$(7)

Prior service (cost) credit	36	58	(13)	(15)	1	(1)	(15)	(16)

Total amounts recognized	$(503)	$(669)	$(851)	$(936)	$4	$(11)	$(26)	$(23)

(a)
AIG does not currently fund postretirement benefits.
(b)
Includes unfunded plans for which the aggregate pension benefit obligation was $627 million and $990 million at December 2010 and 2009, respectively. For 2010 and 2009, approximately 72 percent and 79 percent pertain to Japanese plans, which are not required by local regulation to be funded. The projected benefit obligation for these plans total $454 million and $785 million, respectively.

(c)
Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $219 million and $224 million at December 2010 and 2009, respectively.

AIG 2010 Form 10-K            345

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2010, the funded status for the Non-U.S. pension plans was reduced by $536 million from December 31, 2009 primarily due to the divestitures of ALICO and AIA, which are included in dispositions in the table above.

The following table presents the accumulated benefit obligations for non-U.S. and U.S. pension benefit plans:

At December 31, (in millions)	2010	2009

Non-U.S. pension benefit plans	$1,720	$2,099
U.S. pension benefit plans	$3,388	$3,131

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
At December 31, (in millions)	Non-U.S. Plans		U.S. Plans		Non-U.S. Plans		U.S. Plans
	2010	2009	2010	2009	2010	2009	2010	2009

Projected benefit obligation	$1,716	$2,249	$3,878	$3,687	$1,594	$2,216	$219	$237
Accumulated benefit obligation	1,720	2,099	3,388	3,131	1,496	2,035	167	192
Fair value of plan assets	646	663	3,425	3,362	612	650	-	11

346            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in Accumulated other comprehensive income (loss) with respect to the defined benefit pension plans and other postretirement benefit plans:

	Pension						Postretirement
	Non-U.S. Plans(a)			U.S. Plans(b)			Non-U.S. Plans(a)			U.S. Plans(b)
(in millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$137	$121	$112	$150	$155	$132	$8	$11	$8	$8	$8	$8
Interest cost	59	60	62	216	219	202	4	4	4	15	16	16
Expected return on assets	(31)	(31)	(44)	(259)	(226)	(235)	-	-	-	-	-	-
Amortization of prior service (credit) cost	(9)	(13)	(11)	1	-	(1)	-	-	-	-	-	-
Amortization of net (gain) loss	45	41	29	57	88	22	-	1	-	(1)	1	-
Net curtailment (gain) loss	(1)	(2)	(5)	1	(4)	-	-	-	-	(2)	1	-
Net settlement (gain) loss	3	11	4	58	14	-	-	-	-	(6)	(8)	-
Other	2	1	-	-	-	2	-	-	-	-	-	5

Net periodic benefit cost	$205	$188	$147	$224	$246	$122	$12	$16	$12	$14	$18	$29

Total recognized in Accumulated other comprehensive income (loss)	$167	$(134)	$(361)	$85	$492	$(917)	$16	$11	$(16)	$(3)	$10	$(17)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(38)	$(322)	$(508)	$(139)	$246	$(1,039)	$4	$(5)	$(28)	$(17)	$(8)	$(46)

(a)
Amounts for non-U.S. plans include pension costs associated with discontinued operations totaling $123 million, $122 million and $87 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)
Amounts for U.S. plans include pension costs associated with discontinued operations totaling $18 million, $20 million and $11 million for the years ended December 31, 2010, 2009 and 2008, respectively.

    The estimated net loss and prior service credit (cost) that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $70 million and $7 million, respectively, for AIG's combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net gain (loss) and prior service credit (cost) that will be amortized into net periodic benefit cost over the next fiscal year will be less than $1 million in the aggregate.

    The annual pension expense in 2011 for the AIG U.S. and non-U.S. defined benefit pension plans is expected to be approximately $282 million. A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2011 expense by approximately $81 million and $44 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2011 expense by approximately $97 million and $43 million, respectively, with all other items remaining the same.

AIG 2010 Form 10-K            347

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Curtailments, Remeasurement and Settlements

    In connection with the asset sales in 2010 and the designation of AGF as held for sale at September 30, 2010, AIG remeasured the AIG Retirement Plan. The assumptions used in the remeasurement were the same as those disclosed at December 31, 2009, except for the five percent discount rate which was derived from the rounded unadjusted Citigroup Pension Discount Curve at September 30, 2010. The remeasurement resulted in a decrease to Accumulated other comprehensive income of approximately $571 million.

    In connection with the sale of AGF on November 30, 2010, AIG recognized a net settlement loss of $58 million in discontinued operations due to the transfer of certain pension and post retirement obligations to the buyer.

    In connection with the sale of HSB on March 31, 2009, AIG recognized in income as part of the net gain from the sale, a net settlement gain of $57 million due to the transfer of certain HSB-sponsored pension plans in the first quarter.

    In connection with the sale of 21st Century Insurance Group on July 1, 2009, AIG remeasured certain of its domestic pension and postretirement plans to determine the curtailment and settlement effects. The assumptions used in the remeasurement were the same as those disclosed at December 31, 2008, except for the 6.25 percent discount rate, which was derived from the rounded unadjusted Citigroup Pension Discount Curve at June 30, 2009. The remeasurement resulted in a decrease to Accumulated other comprehensive loss of approximately $123 million and a net settlement loss of approximately $59 million, which was reflected in the loss from the sale of 21st Century.

Assumptions

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension		Postretirement
	Non-U.S. Plans*	U.S. Plans	Non-U.S. Plans*	U.S. Plans

December 31, 2010
Discount rate	2.25%	5.50%	4.00%	5.25%
Rate of compensation increase	3.00%	4.00%	3.00%	N/A

December 31, 2009
Discount rate	2.75%	6.00%	3.75%	5.75%
Rate of compensation increase	3.50%	4.00%	3.75%	N/A

*
The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2010	2009

Following year:
Medical (before age 65)	7.75%	8.00%
Medical (age 65 and older)	7.00%	7.00%

Ultimate rate to which cost increase is assumed to decline	4.50%	4.50%

Year in which the ultimate trend rate is reached:
Medical (before age 65)	2027 *	2027
Medical (age 65 and older)	2027 *	2027

*
Increase in ultimate trend rate is based on the current expectation of future increases in medical and prescription drug costs.

348            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A one percent point change in the assumed healthcare cost trend rate would have the following effect on AIG's postretirement benefit obligations:

	One Percent Increase		One Percent Decrease
At December 31, (in millions)
	2010	2009	2010	2009

Non-U.S. plans	$8	$13	$(6)	$(10)
U.S. plans	$4	$5	$(3)	$(4)

    AIG's postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate are subject to caps for U.S. plans. AIG's non-U.S. postretirement plans are not subject to caps.

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

At December 31,	Pension			Postretirement
	Non-U.S. Plans(a)	U.S. Plans		Non-U.S. Plans(a)	U.S. Plans

2010
Discount rate	2.75%	6.00	(b)	3.75%	5.75
Rate of compensation increase	3.50%	4.00		3.75%	N/A
Expected return on assets	3.75%	7.75		N/A	N/A
2009
Discount rate	3.00%	6.00	(c)	3.50%	6.00
Rate of compensation increase	3.50%	4.25		3.25%	N/A
Expected return on assets	4.75%	7.75		N/A	N/A
2008
Discount rate	3.25%	6.50		4.50%	6.50
Rate of compensation increase	4.50%	4.25		3.25%	N/A
Expected return on assets	4.50%	7.75		N/A	N/A

(a)
The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

(b)
As a result of the 2010 asset sales and the designation of AGF as held for sale at September 30, 2010, the AIG Retirement Plan was remeasured at September 30, 2010 utilizing a five percent discount rate.

(c)
As a result of the sale of 21st Century, certain U.S. plans were remeasured utilizing a 6.25 percent discount rate at July 1, 2009.

Discount Rate Methodology

    The projected benefit cash flows under the U.S. AIG Retirement Plan were discounted using the spot rates derived from the unadjusted Citigroup Pension Discount Curve at December 31, 2010 and 2009 and an equivalent single discount rate was derived that resulted in the same liability. This single discount rate was rounded to the nearest 25 basis points, namely 5.5 and 6.0 percent at December 31, 2010 and 2009. The methodology for determining the discount rate for the other U.S. plans was consistent with this method.

    In general, the discount rates for non-U.S. pension plans were developed based on the duration of liabilities on a plan by plan basis and were selected by reference to high quality corporate bonds in developed markets or local government bonds where developed markets are not as robust or nonexistent.

    The projected benefit obligation for Japan represents approximately 76 and 74 percent of the total projected benefit obligations for AIG's non-U.S. pension plans at December 31, 2010 and 2009, respectively. The weighted average discount rate of 1.50 percent for Japan was selected by reference to the published Moody's/S&P AA Corporate Bond Universe at the measurement date based on the duration of the plans' liabilities.

AIG 2010 Form 10-K            349

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

    The investment strategy with respect to assets relating to AIG's U.S. and non-U.S. pension plans is designed to achieve investment returns that will (a) provide for the benefit obligations of the plans over the long term; (b) limit the risk of short-term funding shortfalls; and (c) maintain liquidity sufficient to address cash needs. Accordingly, the asset allocation strategy is designed to maximize the investment rate of return while managing various risk factors, including but not limited to, volatility relative to the benefit obligations, diversification and concentration, and the risk and rewards profile indigenous to each asset class.

    There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2010 or 2009.

U.S. pension plans

    The long-term strategic asset allocation is reviewed and revised approximately every three years. The plans' assets are monitored by the investment committee of AIG's Retirement Board and the investment managers, which can entail allocating the plans assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

The following table presents the asset allocation percentage by major asset class for U.S. pension plans and the target allocation:

At December 31,	Target 2011	Actual 2010	Actual 2009

Asset class:
Equity securities	45%	60%	56%
Fixed maturity securities	30%	22%	25%
Other investments	25%	17%	16%
Cash and cash equivalents	-%	1%	3%

Total	100%	100%	100%

    The expected long-term rate of return for the plan was 7.75 percent for both 2010 and 2009. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by AIG together are expected to maintain the plans' ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change.

Non-U.S. pension plans

    The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

The following table presents the asset allocation percentage by major asset class for Non-U.S. pension plans and the target allocation:

At December 31,	Target 2011	Actual 2010	Actual 2009

Asset class:
Equity securities	42%	57%	46%
Fixed maturity securities	35%	28%	27%
Other investments	20%	10%	22%
Cash and cash equivalents	3%	5%	5%

Total	100%	100%	100%

350            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The expected weighted average long-term rates of return for the non-U.S. pension plans was 3.75 percent and 4.75 percent for the years ended December 31, 2010 and 2009, respectively. The expected rate of return for each country is an aggregation of expected returns within each asset class for such country. For each country, the return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change. The expected asset return and any contributions made by AIG together are expected to maintain the plan's ability to meet all required benefit obligations.

Assets Measured at Fair Value

    AIG is required to disclose the level of the fair value measurement of its plan assets. The inputs and methodology used in determining the fair value of the plan assets are consistent with those used by AIG to measure its assets as noted in Note 6 herein.

The following table presents information about AIG's plan assets based on the level within the fair value hierarchy in which the fair value measurement falls:

	Non-U.S. Plans				U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

At December 31, 2010
Assets:
Cash & cash equivalents	$41	$3	$-	$44	$37	$-	$-	$37
Equity securities:
U.S.(a)	24	-	-	24	1,731	13	-	1,744
International(b)	407	112	-	519	278	18	-	296
Fixed maturity securities:
U.S. investment grade(c)	-	10	-	10	-	478	1	479
International investment grade(c)	8	219	-	227	-	-	-	-
U.S. and international high yield(d)	-	32	-	32	-	153	-	153
Mortgage and other asset-backed securities(e)	-	-	-	-	-	44	80	124
Other investment types:
Hedge funds(f)	-	-	-	-	-	332	-	332
Commodities	-	-	-	-	-	19	-	19
Private equity(g)	-	-	-	-	-	-	209	209
Insurance contracts	-	64	34	98	-	32	-	32

Total	$480	$440	$34	$954	$2,046	$1,089	$290	$3,425

At December 31, 2009
Assets:
Cash & cash equivalents	$36	$-	$-	$36	$85	$2	$-	$87
Equity securities:
U.S.(a)	89	-	-	89	1,420	50	-	1,470
International(b)	219	35	-	254	392	16	-	408
Fixed maturity securities:
U.S. investment grade(c)	-	9	-	9	-	422	1	423
International investment grade(c)	-	114	-	114	-	-	-	-
U.S. and international high yield(d)	-	79	-	79	-	132	1	133
Mortgage and other asset-backed securities(e)	-	-	-	-	-	245	52	297
Other investment types:
Hedge funds(f)	-	21	-	21	-	302	-	302
Commodities	-	-	-	-	-	33	-	33
Real estate	-	-	19	19	-	-	-	-
Private equity(g)	-	-	21	21	-	-	175	175
Insurance contracts	-	79	29	108	-	34	-	34

Total	$344	$337	$69	$750	$1,897	$1,236	$229	$3,362

(a)
Includes index funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.
AIG 2010 Form 10-K            351

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    The U.S. pension plan holds a group annuity contract with US Life, an AIG subsidiary, which totaled $32 million and $34 million at December 31, 2010 and 2009, respectively.

    The non-U.S. pension plans hold an insurance contract with AIG Star, an AIG subsidiary, which totaled $64 million and $79 million at December 31, 2010 and 2009, respectively.

Changes in Level 3 fair value measurements

The following table presents changes in AIG's non-U.S. and U.S. Level 3 plan assets measured at fair value:

At December 31, 2010 (in millions)	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases, Sales, Issuances and Settlements-Net	Transfers In (Out)	Balance at End of year	Changes in Unrealized Losses on Instruments Held at End of year

Non-U.S. Plan Assets:
Real estate	$19	$-	$-	$(19)	$-	$-
Private equity	21	-	-	(21)	-	-
Insurance contracts	29	3	2	-	34	-

Total	$69	$3	$2	$(40)	$34	$-

U.S. Plan Assets:
Fixed maturity
U.S. investment grade	$1	$-	$-	$-	$1	$-
U.S. and international high yield	1	-	-	(1)	-	(1)
Mortgage and other asset-backed securities	52	7	24	(3)	80	(14)
Equities – U.S.	-	-	-	-	-	-
Private equity	175	17	17	-	209	-

Total	$229	$24	$41	$(4)	$290	$(15)

At December 31, 2009
Non-U.S. Plan Assets:
Real estate	$22	$(3)	$-	$-	$19	$(3)
Private equity	17	4	-	-	21	-
Insurance contracts	24	2	3	-	29	-

Total	$63	$3	$3	$-	$69	$(3)

U.S. Plan Assets:
Fixed maturity
U.S. investment grade	$3	$1	$(3)	$-	$1	$-
U.S. and international high yield	1	-	-	-	1	-
Mortgage and other asset-backed securities	49	3	(40)	40	52	(44)
Equities – U.S.	1	-	-	(1)	-	-
Private equity	159	33	(18)	1	175	(19)

Total	$213	$37	$(61)	$40	$229	$(63)

352            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected Cash Flows

    Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. This range is generally not determined until the fourth quarter. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. Supplemental, Excess and postretirement plan payments are deductible when paid.

    AIG's annual pension contribution in 2011 is expected to be approximately $144 million for non-U.S. and certain U.S. plans. These estimates are subject to change, since contribution decisions are affected by various factors including AIG's liquidity, asset dispositions, market performance and management's discretion.

The expected future benefit payments, net of participants' contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans

2011	$111	$134	$1	$17
2012	101	146	1	18
2013	104	158	1	19
2014	98	170	1	19
2015	99	183	1	20
2016 - 2019	537	1,130	8	116

Defined Contribution Plans

    In addition to several small defined contribution plans, AIG sponsors a voluntary savings plan for U.S. employees which provides for salary reduction contributions by employees and matching U.S. contributions by AIG of up to seven percent of annual salary depending on the employees' years of service subject to certain compensation limits. Pre-tax expense associated with this plan was $103 million, $100 million and $115 million in 2010, 2009 and 2008, respectively.

21. Ownership

    (a)  According to the Schedule 13D as amended through January 19, 2011 filed by Fairholme Capital Management, L.L.C. (Fairholme), Mr. Bruce Berkowitz and Fairholme Funds, Inc. (Fairholme Funds), Fairholme and Mr. Berkowitz each may be deemed to beneficially own 44,282,964 shares of AIG Common Stock and Fairholme Funds may be deemed to beneficially own 40,432,939 shares of AIG Common Stock. Based on the shares of AIG Common Stock outstanding at January 31, 2011, these ownership interests would represent approximately 2.5 percent of AIG Common Stock for Fairholme and Mr. Berkowitz and 2.3 percent of AIG Common Stock for Fairholme Funds.

    According to the Schedule 13D as amended through March 19, 2010, filed by Maurice R. Greenberg, Edward E. Matthews, Starr International Company, Inc. (Starr International), C.V. Starr & Co. (CV Starr), Inc. and Universal Foundation, Inc. (Universal Foundation) (collectively, the Starr Group), the Starr Group could be deemed to beneficially own 14,105,606 shares of AIG Common Stock at that date. Based on the shares of AIG Common Stock outstanding at January 31, 2011, this ownership would represent approximately 0.8 percent of the outstanding shares of AIG Common Stock. Although these reporting persons may have made filings under Section 16 of the Exchange Act, reporting sales of shares of AIG Common Stock, no amendment to the Schedule 13D has been filed to report a change in ownership subsequent to March 19, 2010.

    (b)  As a result of the Recapitalization in January 2011, the Department of the Treasury holds 1,655,037,962 shares of newly issued AIG Common Stock, representing ownership of approximately 92.2 percent of the outstanding AIG Common Stock at December 31, 2010. For discussion of the Recapitalization and the ownership by the Department of the Treasury, see Note 1 herein.

AIG 2010 Form 10-K            353

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Income Taxes

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pretax income (loss) was earned or incurred.

Years Ended December 31, (in millions)	2010	2009	2008

U.S.	$13,208	$(17,122)	$(103,552)
Foreign	4,728	2,815	523

Total	$17,936	$(14,307)	$(103,029)

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31, (in millions)	2010	2009	2008

Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$807	$1,573	$1,135
Deferred	318	3,661	(1,511)
U.S.:
Current	(163)	1,229	(86)
Deferred	4,897	(7,952)	(9,221)

Total	$5,859	$(1,489)	$(9,683)

AIG's actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2010			2009			2008
(dollars in millions)	Pre-tax Income	Amount	Percent of Pre-tax Income	Pre-tax Loss	Amount	Percent of Pre-tax Income	Pre-tax Loss	Amount	Percent of Pre-tax Income

U.S. federal income tax at statutory rate	$17,711	$6,199	35.0%	$(15,423)	$(5,398)	35.0%	$(108,761)	$(38,065)	35.0%
Adjustments:
Tax exempt interest		(587)	(3.3)		(677)	4.4		(837)	0.8
Investment in subsidiaries and partnerships		(1,319)	(7.5)		(473)	3.1		490	(0.5)
Variable Interest Entities		(2)	(0.0)		435	(2.8)		279	(0.3)
Uncertain Tax Positions		(37)	(0.2)		874	(5.7)		1,000	(0.9)
Dividends received deduction		(108)	(0.6)		(117)	0.8		(90)	0.1
Effect of foreign operations		206	1.2		(130)	0.8		2,546	(2.3)
Bargain purchase gain		(116)	(0.7)		-	-		-	-
State income taxes		162	0.9		(1,371)	8.9		(166)	0.2
Goodwill		2	-		1	-		1,282	(1.2)
Other		183	1.0		313	(2.1)		1,680	(1.6)
Effect of discontinued operations		(642)	(3.6)		(1,012)	6.6		2,644	(2.4)
Effect of discontinued operations – goodwill		1,268	7.2		3	(0.0)		119	(0.1)
State tax valuation allowance – continuing operations		(289)	(1.6)		1,526	(9.9)		71	(0.1)
Valuation allowance:
Continuing operations		1,486	8.4		3,137	(20.3)		20,121	(18.5)
Discontinued operations		1,292	7.3		(221)	1.4		552	(0.5)

Total income tax expense (benefit)	17,711	7,698	43.5	(15,423)	(3,110)	20.2	(108,761)	(8,374)	7.7
Amount included in discontinued operations	(225)	1,839	(817.3)	(1,116)	(1,621)	145.3	(5,732)	1,309	(22.8)

Tax expense (benefit) from continuing operations	$17,936	$5,859	32.7%	$(14,307)	$(1,489)	10.4%	$(103,029)	$(9,683)	9.4%

354            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the year ended December 31, 2010, the effective tax rate on pretax income from continuing operations was 32.7 percent. The effective tax rate for the year ended December 31, 2010, attributable to continuing operations differs from the statutory rate primarily due to tax benefits of $1.3 billion associated with AIG's investment in subsidiaries and partnerships, principally the AIA SPV which is treated as a partnership for U.S. tax purposes, and $587 million associated with tax exempt interest, partially offset by an increase in the valuation allowance attributable to continuing operations of $1.5 billion.

    The effective tax rate on the pre-tax loss from continuing operations for the year ended December 31, 2009, differs from the statutory rate primarily due to increases in the valuation allowance of $3.1 billion and reserve for uncertain tax positions of $874 million, partially offset by tax exempt interest of $677 million and the change in investment in subsidiaries and partnerships of $473 million which was principally related to changes in the estimated U.S. tax liability with respect to the potential sales of subsidiaries.

    The effective tax rate on the pre-tax loss from continuing operations for the year ended December 31, 2008, differs from the statutory rate primarily due to the change in investment in subsidiaries and partnerships of $490 million, effect of foreign operations of $2.5 billion, nondeductible goodwill impairment of $1.3 billion, reserve for uncertain tax positions of $1.0 billion, and an increase in the valuation allowance of $20.1 billion.

The following table presents the components of the net deferred tax asset:

December 31, (in millions)	2010	2009

Deferred tax assets:
Losses and tax credit carryforwards	$25,195	$26,204
Unrealized loss on investments	3,223	8,651
Adjustment to life policy reserves	(458)	2,794
Accruals not currently deductible, and other	3,036	2,616
Investments in foreign subsidiaries and joint ventures	2,207	2,194
Loss reserve discount	1,264	1,613
Loan loss and other reserves	1,093	1,461
Unearned premium reserve reduction	825	1,467
Employee benefits	1,034	1,088

Total deferred tax assets	37,419	48,088

Deferred tax liabilities:
Deferred policy acquisition costs	(4,387)	(12,110)
Flight equipment, fixed assets and intangible assets	(4,753)	(5,030)
Unrealized gains related to available for sale debt securities	(3,317)	(835)
Other	(466)	(524)

Total deferred tax liabilities	(12,923)	(18,499)

Net deferred tax assets before valuation allowance	24,496	29,589
Valuation allowance	(25,773)	(23,705)

Net deferred tax assets (liabilities)	$(1,277)	$5,884

AIG 2010 Form 10-K            355

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents AIG's U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2010 on a tax return basis.

December 31, 2010 (in millions)	Gross	Tax Effected	Expiration Periods

Net operating loss carryforwards	$32,281	$11,298	20 years/2028-2030
Capital loss carryforwards – Life	23,172	8,110	5 years/2013-2014
Capital loss carryforwards – Non-Life	4,633	1,621	5 years/2014-2015
Foreign tax credit carryforwards	-	4,575	10 years/2015-2020
Other carryforwards and other	-	424	various

Total AIG U.S. consolidated income tax group tax losses and credits carryforwards		$26,028

The following table provides a rollforward of the net deferred tax asset (liability) from December 31, 2009 to December 31, 2010.

	2010
(in millions)	Net Deferred Tax Asset Before Valuation Allowance	Valuation Allowance	Net Deferred Tax Asset (Liability)

Net deferred tax asset, beginning of year	$29,589	$(23,705)	$5,884
Provision – continuing operations	(4,018)	(1,197)	(5,215)
Benefit (provision) – discontinued operations	1	(1,292)	(1,291)
Deferred taxes on components of shareholders' equity	(2,490)	(66)	(2,556)
Deferred taxes of acquired entities	621	(693)	(72)
Deferred taxes of deconsolidated entities	140	1,180	1,320
Net deferred tax liabilities reclassified as held for sale	653	-	653

Net deferred tax asset (liability), end of year	$24,496	$(25,773)	$(1,277)

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

    When assessing the realization of its deferred tax asset, AIG considers all available evidence, including:

•
the nature, frequency, and severity of cumulative financial reporting losses in recent years;

•
the carryforward periods for the net operating loss, capital loss and foreign tax credit carryforwards;

•
predictability of future operating profitability of the character necessary to realize the asset;

•
certain transactions, including the recognition of the gains and losses on dispositions;

•
prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset; and

•
the effect of reversing taxable temporary differences.

    The evaluation of the recoverability of the deferred tax asset requires AIG to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. As part of the evaluation at

356            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, despite several favorable developments, including the completion of the Recapitalization in January 2011, the wind-down of AIGFP's portfolios, and the sale of AGF, AIG has recent negative evidence of cumulative operating losses and a lack of predictable profits. Based on this evidence, AIG cannot assert that it is more likely than not that any U.S. member deferred tax assets will be realized at December 31, 2010.

    However, if in the future AIG demonstrates consistent profitability, ability to accurately project income by jurisdiction and the resultant annual effective tax rate, or develops prudent and feasible tax planning strategies, the evaluation of the recoverability of the deferred tax asset could change and the valuation allowance could be released in whole or in part.

The following table presents the net deferred tax assets (liabilities) for December 31, 2010, and December 31, 2009, respectively, on a U.S. GAAP basis:

	December 31,
(in millions)	2010	2009

Net U.S. consolidated return group deferred tax assets	$26,563	$28,267
Net deferred tax assets in Other comprehensive income	(2,901)	413
Valuation Allowance	(23,840)	(20,452)

Net U.S. consolidated return group deferred tax assets	(178)	8,228

Net foreign, state & local deferred tax assets*	834	909
Valuation allowance	(1,933)	(3,253)

Net foreign, state & local deferred tax assets	(1,099)	(2,344)

Total AIG net deferred tax (liabilities) assets	$(1,277)	$5,884

*
Amount includes deferred tax liabilities for certain jurisdictions which are not available to offset deferred tax assets from other jurisdictions.

Deferred tax asset of U.S. consolidated income tax group

    At December 31, 2009, AIG had a partial deferred tax asset valuation allowance of $20.4 billion as $8.2 billion of the U.S. consolidated income tax group deferred tax asset was supported by gains expected to be realized from the planned divestitures of businesses and assets, principally AIA and ALICO. All of these divestitures were completed in 2010.

    At December 31, 2010, and December 31, 2009, AIG's U.S. consolidated income tax group had net deferred tax liability after valuation allowance of $178 million and net deferred tax asset after valuation allowance of $8.2 billion, respectively. At December 31, 2010, and December 31, 2009, AIG's U.S. consolidated income tax group had deferred tax asset valuation allowances of $23.9 billion and $20.4 billion, respectively.

    For the year ended December 31, 2010, AIG recorded an increase in the U.S. consolidated income tax group deferred tax asset valuation allowance of $3.4 billion. The increase in the deferred tax asset valuation allowance was primarily attributable to a $1.8 billion increase in the deferred tax asset associated with operating losses excluding divestiture gains that resulted in the realization of previously recognized deferred tax assets, $525 million related to lower than expected realized value from the divestiture of AIA, $1.3 billion related to a reduction in the estimated U.S. tax liability related to the investment in subsidiaries as a result of goodwill impairment charges, a $533 million increase in the deferred tax asset attributable to the pre-tax loss on the disposition of AGF, $589 million related to a reduction in tax planning strategies, and a transfer of deferred tax asset valuation allowance to the U.S. consolidated income tax group of $582 million as a result of a U.S. tax election to treat a foreign insurance company as a U.S. insurance company for U.S. federal income tax purposes. These increases in the deferred tax asset valuation allowance were partially offset by $1.9 billion reduction associated primarily with the appreciation in the available for sale securities portfolio.

AIG 2010 Form 10-K            357

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The significant unrealized appreciation in the available for sale securities portfolio partially offset by activity in other comprehensive income reduced the net deferred tax asset before valuation allowances, allowing a reduction of $1.9 billion of valuation allowance.

    During the year ended December 31, 2010, AIG changed its planned securitization of an insurance portfolio because it is pursuing more attractive opportunities to provide liquidity. This planned securitization previously supported $589 million of the U.S. consolidated income tax group's deferred tax assets.

    For the year ended December 31, 2010, $1.5 billion of the increase in valuation allowance was allocated to continuing operations, $1.2 billion was allocated to discontinued operations, and $66 million was allocated to Accumulated other comprehensive income. This allocation was based on the primacy of continuing operations, which requires a net increase in valuation allowance to be attributed to continuing operations to the extent of the related deferred tax benefit attributable to continuing operations. The amount allocated to continuing operations also included the $589 million of change related to a reduction in tax planning strategies. The increase in valuation allowance of $1.2 billion was allocated to discontinued operations to principally offset the deferred tax benefit on losses.

Deferred tax liability — foreign, state and local

    At December 31, 2010 and December 31, 2009, AIG had net deferred tax liabilities of $1.1 billion and $2.3 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

    At December 31, 2010 and December 31, 2009, AIG had deferred tax asset valuation allowances of $1.9 billion and $3.3 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. The change is primarily due to a reduction in deferred tax asset valuation allowance of $1.1 billion related to entities sold, a reduction in state and local jurisdictions valuation allowances of $269 million, and a transfer of deferred tax asset valuation allowance to the U.S. consolidated income tax group of $582 million as a result of a U.S. tax election to treat a foreign insurance company as a U.S. insurance company for U.S. federal income tax purposes, partially offset by an additional deferred tax asset valuation allowance of $693 million associated with the purchase of additional shares of Fuji, recorded through purchase accounting.

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

    On March 20, 2008, AIG received a Statutory Notice of Deficiency (Notice) from the IRS for years 1997 to 1999. The Notice asserted that AIG owes additional taxes and penalties for these years primarily due to the disallowance of foreign tax credits associated with cross-border financing transactions. The transactions that are the subject of the Notice extend beyond the period covered by the Notice, and the IRS is challenging the later periods. It is also possible that the IRS will consider other transactions to be similar to these transactions. AIG has paid the assessed tax plus interest and penalties for 1997. On February 26, 2009, AIG filed a complaint in the United States District Court for the Southern District of New York seeking a refund of approximately $306 million in taxes, interest and penalties paid with respect to its 1997 taxable year. AIG alleges that the IRS improperly disallowed foreign tax credits and that AIG's taxable income should be reduced as a result of AIG's

358            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2005 restatement of its consolidated financial statements. AIG has also paid additional taxes, interest, and penalties assessed for 1998 and 1999, and filed an administrative refund claim on September 9, 2010 for these periods. AIG will vigorously defend its position, and continues to believe that it has adequate reserves for any liability that could result from the IRS actions.

Accounting for Uncertainty in Income Taxes

The following table presents a rollforward of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Year Ended December 31, (in millions)	2010	2009	2008

Gross unrecognized tax benefits, beginning of year	$4,843	$3,368	$1,310
Increases in tax positions for prior years	888	1,628	1,175
Decreases in tax positions for prior years	(470)	(132)	(248)
Increases in tax positions for current year	49	142	1,092
Lapse in statute of limitations	(6)	(47)	(26)
Settlements	(12)	(9)	(25)
Activity of discontinued operations	-	(46)	90
Less: Unrecognized tax benefits of held for sale entities	4	(61)	-

Gross unrecognized tax benefits, end of year	$5,296	$4,843	$3,368

    At December 31, 2010, 2009 and 2008, AIG's unrecognized tax benefits, excluding interest and penalties, were $5.3 billion, $4.8 billion and $3.4 billion, respectively. At December 31, 2010, 2009 and 2008, AIG's unrecognized tax benefits were $1.7 billion, $1.4 billion and $665 million, respectively, related to tax positions that if recognized would not affect the effective tax rate as they relate to such factors as the timing, rather than the permissibility, of the deduction. Accordingly, at December 31, 2010, 2009 and 2008, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.6 billion, $3.4 billion and $2.7 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2010 and 2009, AIG had accrued $952 million and $835 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2010, 2009 and 2008, AIG had accrued $152 million, $393 million and $146 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

AIG 2010 Form 10-K            359

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AIG regularly evaluates adjustments proposed by taxing authorities. At December 31, 2010, such proposed adjustments would not have resulted in a material change to AIG's consolidated financial condition, although it is possible that the effect could be material to AIG's consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, AIG does not expect any change to be material to AIG's consolidated financial condition.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2010	Open Tax Years

Major Tax Jurisdiction
United States	2000 - 2009
France	2007 - 2009
Hong Kong	2004 - 2009
Japan	2003 - 2009
Korea	2009
Malaysia	2002 - 2009
Singapore	2001 - 2009
Taiwan	2005 - 2009
Thailand	2005 - 2009
United Kingdom	2008 - 2009

23. Restructuring

    Since September 2008, AIG has been working to execute an orderly disposition plan with respect to certain of its businesses and assets, protect and enhance the value of its key businesses, and position itself for the future. Successful execution of the plan involved significant separation and restructuring activities, including the separation of shared services, corporate functions, infrastructure and assets among business units.

    In connection with these activities, AIG has incurred significant expenses, including legal, banking, accounting, consulting and other professional fees. In addition, AIG is contractually obligated to reimburse or advance certain professional fees and other expenses incurred by the FRBNY, the Department of Treasury and the trustees of the Trust.

    Restructuring and separation expenses that have been cumulatively incurred or could be reasonably expected to be incurred at December 31, 2010, are set forth in the table below, as well as expenses (principally professional fees) that were capitalized. With respect to the FRBNY and the trustees of the Trust, these amounts include actual reimbursements and payments made through December 31, 2010.

360            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring expenses and related asset impairment and other expenses by reportable segment consisted of the following:

(in millions)	Chartis	SunAmerica Financial Group	Financial Services(a)	Other(b)	Total

Year Ended December 31, 2010
Restructuring expenses	$-	$-	$30	$488	$518
Separation expenses	2	10	(11)	55	56

Total	$2	$10	$19	$543	$574

Year Ended December 31, 2009
Restructuring expenses	$2	$33	$138	$483	$656
Separation expenses	181	60	107	145	493

Total	$183	$93	$245	$628	$1,149

Year Ended December 31, 2008
Restructuring expenses	$-	$3	$66	$220	$289
Separation expenses	84	55	243	100	482

Total	$84	$58	$309	$320	$771

Cumulative amounts incurred since inception of restructuring plan	$269	$161	$573	$1,491	$2,494

Total amounts expected to be incurred(c)	$269	$170	$638	$1,552	$2,629

(a)
Benefit in 2010 relates to returned AIGFP retention awards.

(b)
Primarily includes professional fees related to disposition activities and the Recapitalization.

(c)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at December 31, 2010.

AIG 2010 Form 10-K            361

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A rollforward of the restructuring liability, reported in Other liabilities on AIG's Consolidated Balance Sheet, for the years ended December 31, 2010 and 2009, the cumulative amounts incurred since inception of the restructuring plan, and the total amounts expected to be incurred are summarized as follows:

(in millions)	Severance Expenses	Contract Termination Expenses	Asset Write- Downs	Other Exit Expenses(a)	Subtotal Restructuring Expenses	Separation Expenses	Total Restructuring and Separation Expenses

Year Ended December 31, 2010
Balance, beginning of year	$125	$20	$-	$81	$226	$360	$586
Additional charges	(5)	6	5	365	371	45	416
Cash payments	(94)	(12)	-	(389)	(495)	(290)	(785)
Non-cash items(b)	(3)	-	(6)	-	(9)	(24)	(33)
Changes in estimates	5	1	1	143	150	11	161
Activity of discontinued operations	-	(6)	1	(25)	(30)	(51)	(81)
Sale of business unit / deconsolidation	(1)	(3)	(1)	18	13	(36)	(23)

Balance, end of year	$27	$6	$-	$193	$226	$15	$241

Cumulative amounts incurred since inception of restructuring plan	$240	$70	$87	$1,068	$1,465	$1,032	$2,497

Total amounts expected to be incurred(c)	$240	$100	$87	$1,159	$1,586	$1,043	$2,629

Year Ended December 31, 2009
Balance, beginning of year	$77	$27	$-	$87	$191	$284	$475
Additional charges	146	35	34	441	656	506	1,162
Cash payments	(91)	(23)	-	(444)	(558)	(575)	(1,133)
Non-cash items(b)	(10)	(31)	(78)	(1)	(120)	52	(68)
Changes in estimates	13	7	-	(20)	-	(13)	(13)
Activity of discontinued operations	(6)	5	44	18	61	107	168
Reclassified to Liabilities of businesses held for sale	(4)	-	-	-	(4)	(1)	(5)

Balance, end of year	$125	$20	$-	$81	$226	$360	$586

Cumulative amounts incurred since inception of restructuring plan	$240	$63	$81	$560	$944	$976	$1,920

Total amounts expected to be incurred(c)	$250	$115	$180	$757	$1,302	$1,268	$2,570

(a)
Primarily includes professional fees related to (i) disposition activities, (ii) the Recapitalization and (iii) AIGFP unwinding activities.

(b)
Primarily represents asset impairment charges, foreign currency translation and reclassification adjustments.

(c)
Includes cumulative amounts incurred and future amounts to be incurred that can be reasonably estimated at December 31, 2010.

362            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. Quarterly Financial Information (Unaudited)

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)
	2010	2009	2010	2009	2010	2009	2010	2009

Total revenues	$18,520	$14,550	$18,278	$22,505	$19,420	$19,513	$21,083	$18,784
Income (loss) from continuing operations before income tax expense (benefit)*	1,641	(6,128)	1,501	526	306	(640)	14,488	(8,065)
Income (loss) from discontinued operations, net of income tax expense (benefit)*	343	115	(2,611)	1,097	(1,833)	217	2,037	(924)
Net income (loss)	2,431	(5,133)	(2,115)	1,845	(2,013)	(15)	11,710	(9,010)
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	519	-	508	-	388	-	403	140
Other	119	(768)	20	(7)	104	(496)	112	(305)

Total net income (loss) from continuing operations attributable to noncontrolling interests	638	(768)	528	(7)	492	(496)	515	(165)
Net income (loss) attributable to AIG*	$1,783	$(4,353)	$(2,656)	$1,822	$(2,517)	$455	$11,176	$(8,873)

Earnings (loss) per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$2.16	$(40.60)	$(0.25)	$0.70	$(4.95)	$0.39	$13.60	$(58.51)
Income (loss) from discontinued operations	$0.50	$0.93	$(19.32)	$1.60	$(13.58)	$0.29	$3.00	$(7.00)
Diluted:
Income (loss) from continuing operations	$2.16	$(40.60)	$(0.25)	$0.70	$(4.95)	$0.39	$13.60	$(58.51)
Income (loss) from discontinued operations	$0.50	$0.93	$(19.32)	$1.60	$(13.58)	$0.29	$3.00	$(7.00)

Weighted average shares outstanding:
Basic	135,658,680	135,252,869	135,813,034	135,281,740	135,879,125	135,293,841	138,395,856	135,446,727
Diluted	135,724,939	135,252,869	135,869,594	135,336,440	135,879,125	135,456,372	138,447,775	135,446,727

Noteworthy quarterly items – income (expense):
Credit valuation adjustment	$(49)	$1,787	$368	$(37)	$(155)	$645	$456	$393
Other-than-temporary impairments	(864)	(3,451)	(583)	(799)	(824)	(1,519)	(768)	(927)
Net (gain) loss on sale of divested businesses	76	(259)	(198)	566	(4)	885	(17,641)	79
Adjustment to federal and foreign deferred tax valuation allowance	750	(1,575)	(539)	1,544	110	(450)	(1,807)	(2,656)
Accelerated amortization of prepaid commitment asset	627	810	531	810	1,187	810	1,079	5,881
Reserve strengthening charge	-	-	-	-	-	-	4,203	2,151

*
During 2010, AIG reclassified aircraft asset impairment charges and operating lease-related charges from Other income to Other expenses and reclassified the provision for overhauls from Other expenses to Other income. Prior periods have been revised to conform to the current period presentation.

For the three months ended December 31, 2010, AIG recorded out of period adjustments related to prior periods that decreased AIG's income from continuing operations and increased AIG's income from discontinued operations, before income taxes, by $415 million and $295 million, respectively, and decreased Net income attributable to AIG by $116 million. The amounts were primarily due to impairments on certain partnership investments held by SunAmerica and adjustments related to deferred acquisition costs. For the three months ended December 31, 2009, AIG recorded out of period adjustments related to prior periods which increased AIG's losses from continuing operations and AIG's losses from discontinued operations, before income tax benefit, by $649 million and $98 million, respectively, and increased Net loss attributable to AIG by $390 million. The amounts were primarily due to an intercompany elimination to Other income reported in the Other operations category. These entries primarily affected previously reported 2010 and 2009 quarterly results.

Had all adjustments been recorded in their appropriate periods, Net income (loss) attributable to AIG for the three-month periods ended September 30, 2010, June 30, 2010 and March 31, 2010 would have increased by $139 million, decreased by $187 million and increased by $76 million, respectively. Net income (loss) attributable to AIG for the three-month periods ended September 30, 2009, June 30, 2009 and March 31, 2009 would have decreased by $88 million, decreased by $484 million and increased by $298 million, respectively.

While these adjustments were noteworthy for the periods, after evaluating the quantitative and qualitative aspects of these corrections, AIG concluded that its prior period financial statements were not materially misstated and, therefore, no restatement was required.

AIG 2010 Form 10-K            363

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Information Provided in Connection With Outstanding Debt

    The following condensed consolidating financial statements reflect the results of SAFG, Inc. formerly known as AIG Life Holdings (US), Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of SAFG, Inc.

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.(a)	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

December 31, 2010
Assets:
Short-term investments(a)	$5,602	$-	$38,354	$(1,771)	$42,185
Other investments	5,852	-	488,047	(125,672)	368,227

Total investments	11,454	-	526,401	(127,443)	410,412
Cash	49	-	1,509	-	1,558
Loans to subsidiaries(b)	61,630	-	(61,630)	-	-
Debt issuance costs, including prepaid commitment asset of $3,628	3,838	-	241	-	4,079
Investment in consolidated subsidiaries(b)	93,511	33,354	(6,788)	(120,077)	-
Other assets, including current and deferred income taxes	7,852	2,717	150,157	(785)	159,941
Assets held for sale	-	-	107,453	-	107,453

Total assets	$178,334	$36,071	$717,343	$(248,305)	$683,443

Liabilities:
Insurance liabilities	$-	$-	$278,776	$(984)	$277,792
Federal Reserve Bank of New York credit facility	20,985	-	-	-	20,985
Other long-term debt	40,443	1,637	167,532	(124,136)	85,476
Other liabilities, including intercompany balances(a)(c)	31,587	4,793	54,788	(2,963)	88,205
Liabilities held for sale	-	-	97,300	12	97,312

Total liabilities	93,015	6,430	598,396	(128,071)	569,770

Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $12 associated with businesses held for sale)	-	-	207	227	434
Total AIG shareholders' equity	85,319	29,641	117,641	(147,282)	85,319
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	-	26,358	26,358
Other (including $204 million associated with businesses held for sale)	-	-	1,099	463	1,562

Total noncontrolling interests	-	-	1,099	26,821	27,920

Total equity	85,319	29,641	118,740	(120,461)	113,239

Total liabilities and equity	$178,334	$36,071	$717,343	$(248,305)	$683,443

364            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.(a)	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

December 31, 2009
Assets:
Short-term investments(a)	$1,311	$-	$45,996	$(44)	$47,263
Other investments	9,391	-	690,981	(146,470)	553,902

Total investments	10,702	-	736,977	(146,514)	601,165
Cash	57	2	4,341	-	4,400
Loans to subsidiaries(b)	72,926	-	(72,926)	-	-
Debt issuance costs, including prepaid commitment asset of $7,099	7,383	-	159	-	7,542
Investment in consolidated subsidiaries(b)	71,419	28,580	(980)	(99,019)	-
Other assets, including current and deferred income taxes	10,986	2,618	164,670	(175)	178,099
Assets held for sale	-	-	56,379	-	56,379

Total assets	$173,473	$31,200	$888,620	$(245,708)	$847,585

Liabilities:
Insurance liabilities	$-	$-	$461,706	$(409)	$461,297
Federal Reserve Bank of New York Commercial
Paper Funding Facility	-	-	4,739	-	4,739
Federal Reserve Bank of New York credit facility	23,435	-	-	-	23,435
Other long-term debt	45,436	2,097	210,512	(144,747)	113,298
Other liabilities, including intercompany balances(a)(c)	34,778	4,209	60,135	(1,940)	97,182
Liabilities held for sale	-	-	48,599	-	48,599

Total liabilities	103,649	6,306	785,691	(147,096)	748,550

Redeemable noncontrolling interests in partially owned consolidated subsidiaries (including $211 associated with businesses held for sale)	-	-	177	782	959
Total AIG shareholders' equity	69,824	24,894	83,303	(108,197)	69,824
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	15,596	8,944	24,540
Other (including $2.2 billion associated with businesses held for sale in 2009)	-	-	3,853	(141)	3,712

Total noncontrolling interests	-	-	19,449	8,803	28,252

Total equity	69,824	24,894	102,752	(99,394)	98,076

Total liabilities and equity	$173,473	$31,200	$888,620	$(245,708)	$847,585

(a)
Includes intercompany derivative positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For December 31, 2010 and December 31, 2009, includes intercompany tax payable of $28.1 billion and $28.7 billion, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $152 million and $45 million, respectively, for SAFG, Inc.

AIG 2010 Form 10-K            365

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$16,210	$1,683	$-	$(17,893)	$-
Dividend income from consolidated subsidiaries(a)	1,830	-	-	(1,830)	-
Other revenue(b)	2,942	246	74,113	-	77,301

Total revenues	20,982	1,929	74,113	(19,723)	77,301

Expenses:
Accrued and compounding interest	636	-	-	(32)	604
Amortization of prepaid commitment asset	3,471	-	-	(47)	3,424

Total interest expense on FRBNY Credit Facility	4,107	-	-	(79)	4,028
Other interest expense	2,279	378	1,170	4	3,831
Restructuring expenses and related asset impairment and other expenses	451	-	-	-	451
Other expense	1,213	-	49,842	-	51,055

Total expenses	8,050	378	51,012	(75)	59,365

Income (loss) from continuing operations before income tax expense	12,932	1,551	23,101	(19,648)	17,936
Income tax expense(c)	5,144	(105)	820	-	5,859

Income (loss) from continuing operations	7,788	1,656	22,281	(19,648)	12,077
Loss from discontinued operations	(2)	-	(1,983)	(79)	(2,064)

Net income (loss)	7,786	1,656	20,298	(19,727)	10,013
Less:
Net income from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-	1,818	1,818
Other	-	-	355	-	355

Total income from continuing operations attributable to noncontrolling interests	-	-	355	1,818	2,173
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	54	-	54

Total net income (loss) attributable to noncontrolling interests	-	-	409	1,818	2,227

Net income (loss) attributable to AIG	$7,786	$1,656	$19,889	$(21,545)	$7,786

366            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2009
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(3,479)	$(472)	$-	$3,951	$-
Dividend income from consolidated subsidiaries(a)	2,002	169	-	(2,171)	-
Change in fair value of ML III	(1,401)	-	1,820	-	419
Other revenue(b)	4,166	199	70,568	-	74,933

Total revenues	1,288	(104)	72,388	1,780	75,352

Expenses:
Accrued and compounding interest	2,022	-	-	(41)	1,981
Amortization of prepaid commitment asset	8,359	-	-	(48)	8,311

Total interest expense on FRBNY Credit Facility	10,381	-	-	(89)	10,292
Other interest expense	2,496	355	1,095	-	3,946
Restructuring expenses and related asset impairment and other expenses	407	-	742	-	1,149
Other expenses	1,230	-	73,042	-	74,272

Total expenses	14,514	355	74,879	(89)	89,659

Income (loss) from continuing operations before income tax expense (benefit)	(13,226)	(459)	(2,491)	1,869	(14,307)
Income tax expense (benefit)(c)	(2,277)	15	773	-	(1,489)

Income (loss) from continuing operations	(10,949)	(474)	(3,264)	1,869	(12,818)
Income (loss) from discontinued operations	-	-	594	(89)	505

Net income (loss)	(10,949)	(474)	(2,670)	1,780	(12,313)
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	96	44	140
Other	-	-	(1,576)	-	(1,576)

Total income (loss) from continuing operations attributable to noncontrolling interests	-	-	(1,480)	44	(1,436)
Income from discontinued operations attributable to noncontrolling interests	-	-	72	-	72

Total net income (loss) attributable to noncontrolling interests	-	-	(1,408)	44	(1,364)

Net income (loss) attributable to AIG	$(10,949)	$(474)	$(1,262)	$1,736	$(10,949)

AIG 2010 Form 10-K            367

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2008
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(61,542)	$(17,027)	$-	$78,569	$-
Dividend income from consolidated subsidiaries(a)	2,401	75	-	(2,476)	-
Change in fair value of ML III	(900)	-	-	-	(900)
Other revenue(b)	(2,931)	198	(3,207)	-	(5,940)

Total revenues	(62,972)	(16,754)	(3,207)	76,093	(6,840)

Expenses:
Accrued and compounding interest	2,116	-	-	(26)	2,090
Amortization of prepaid commitment asset	9,279	-	-	(29)	9,250

Total interest expense on FRBNY Credit Facility	11,395	-	-	(55)	11,340
Other interest expense	2,393	275	1,705	-	4,373
Restructuring expenses and related asset impairment and other expenses	189	-	582	-	771
Other expenses	2,706	15	76,984	-	79,705

Total expenses	16,683	290	79,271	(55)	96,189

Income (loss) from continuing operations before income tax expense (benefit)	(79,655)	(17,044)	(82,478)	76,148	(103,029)
Income tax expense (benefit)(c)	19,634	(17)	(29,300)	-	(9,683)

Income (loss) from continuing operations	(99,289)	(17,027)	(53,178)	76,148	(93,346)
Loss from discontinued operations	-	-	(6,986)	(55)	(7,041)

Net income (loss)	(99,289)	(17,027)	(60,164)	76,093	(100,387)
Less:
Net loss attributable to noncontrolling interests:
Loss from continuing operations attributable to noncontrolling interests	-	-	(984)	-	(984)
Loss from discontinued operations attributable to noncontrolling interests	-	-	(114)	-	(114)

Total net loss attributable to noncontrolling interests	-	-	(1,098)	-	(1,098)

Net income (loss) attributable to AIG	$(99,289)	$(17,027)	$(59,066)	$76,093	$(99,289)

(a)
Eliminated in consolidation.

(b)
Includes Interest income of $3.2 billion, $4.1 billion, and $2.7 billion for 2010, 2009, and 2008, respectively, for American International Group, Inc. (As Guarantor).

(c)
Income taxes recorded by American International Group, Inc. (As Guarantor) include deferred tax expense attributable to the pending sales of foreign businesses and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. See Note 22 herein for additional information.

368            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2010
Net cash (used in) provided by operating activities – continuing operations	$(1,942)	$(141)	$11,786	$9,703
Net cash (used in) provided by operating activities – discontinued operations	-	-	7,207	7,207

Net cash (used in) provided by operating activities	(1,942)	(141)	18,993	16,910

Cash flows from investing activities:
Sales of investments	3,997	-	89,091	93,088
Sales of divested businesses, net	278	-	21,482	21,760
Purchase of investments	(55)	-	(93,056)	(93,111)
Loans to subsidiaries – net	5,703	-	(5,703)	-
Contributions to subsidiaries – net	(2,574)	-	2,574	-
Other, net	(4,774)	-	(27,906)	(32,680)

Net cash (used in) provided by investing activities – continuing operations	2,575	-	(13,518)	(10,943)
Net cash (used in) provided by investing activities – discontinued operations	-	-	718	718

Net cash (used in) provided by investing activities	2,575	-	(12,800)	(10,225)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	19,900	-	-	19,900
Federal Reserve Bank of New York credit facility repayments	(19,110)	-	(4,068)	(23,178)
Issuance of other long-term debt	1,996	-	11,050	13,046
Repayments on other long-term debt	(3,681)	(500)	(11,795)	(15,976)
Drawdown on the Department of the Treasury Commitment	2,199	-	-	2,199
Intercompany loans – net	(1,777)	639	1,138	-
Other, net	(168)	-	(1,368)	(1,536)

Net cash (used in) provided by financing activities – continuing operations	(641)	139	(5,043)	(5,545)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(3,716)	(3,716)

Net cash (used in) provided by financing activities	(641)	139	(8,759)	(9,261)
Effect of exchange rate changes on cash	-	-	39	39

Change in cash	(8)	(2)	(2,527)	(2,537)
Cash at beginning of period	57	2	4,341	4,400
Reclassification to assets held for sale	-	-	(305)	(305)

Cash at end of period	$49	$-	$1,509	$1,558

AIG 2010 Form 10-K            369

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2009
Net cash (used in) provided by operating activities – continuing operations	$(1,393)	$(120)	$13,796	$12,283
Net cash (used in) provided by operating activities – discontinued operations	-	-	6,301	6,301

Net cash (used in) provided by operating activities	(1,393)	(120)	20,097	18,584

Cash flows from investing activities:
Sales of investments	1,981	-	86,199	88,180
Sales of divested businesses, net	857	169	4,252	5,278
Purchase of investments	(400)	-	(79,866)	(80,266)
Loans to subsidiaries – net	(5,927)	-	5,927	-
Contributions to subsidiaries – net	(5,683)	(2,350)	8,033	-
Other, net	547	-	(7,333)	(6,786)

Net cash (used in) provided by investing activities – continuing operations	(8,625)	(2,181)	17,212	6,406
Net cash (used in) provided by investing activities – discontinued operations	-	-	(628)	(628)

Net cash (used in) provided by investing activities	(8,625)	(2,181)	16,584	5,778

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	32,526	-	-	32,526
Federal Reserve Bank of New York credit facility repayments	(26,400)	-	(26)	(26,426)
Issuance of other long-term debt	-	-	3,452	3,452
Repayments on other long-term debt	(2,931)	-	(16,520)	(19,451)
Drawdown on the Department of the Treasury Commitment	5,344	-	-	5,344
Intercompany loans – net	1,554	1,103	(2,657)	-
Other, net	(121)	1,200	(17,534)	(16,455)

Net cash (used in) provided by financing activities – continuing operations	9,972	2,303	(33,285)	(21,010)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(7,987)	(7,987)

Net cash (used in) provided by financing activities	9,972	2,303	(41,272)	(28,997)

Effect of exchange rate changes on cash	-	-	533	533

Change in cash	(46)	2	(4,058)	(4,102)
Cash at beginning of period	103	-	8,539	8,642
Reclassification to assets held for sale	-	-	(140)	(140)

Cash at end of period	$57	$2	$4,341	$4,400

370            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2008
Net cash (used in) provided by operating activities – continuing operations	$284	$(27)	$(12,346)	$(12,089)
Net cash (used in) provided by operating activities – discontinued operations	-	-	11,967	11,967

Net cash (used in) provided by operating activities	284	(27)	(379)	(122)

Cash flows from investing activities:
Sales of investments	1,017	-	154,383	155,400
Funding to establish Maiden Lane III LLC	(5,000)	-	-	(5,000)
Purchase of investments	(4,200)	-	(141,909)	(146,109)
Loans to subsidiaries – net	(76,358)	-	76,358	-
Contributions to subsidiaries – net	(12,153)	-	12,153	-
Other, net	2,356	(16)	36,770	39,110

Net cash (used in) provided by investing activities – continuing operations	(94,338)	(16)	137,755	43,401
Net cash (used in) provided by investing activities – discontinued operations	-	-	3,775	3,775

Net cash (used in) provided by investing activities	(94,338)	(16)	141,530	47,176

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	96,650	-	-	96,650
Federal Reserve Bank of New York credit facility repayments	(59,850)	-	-	(59,850)
Issuance of other long-term debt	16,295	-	91,029	107,324
Repayments on other long-term debt	(3,592)	-	(130,627)	(134,219)
Issuance of common stock	7,343	-	-	7,343
Proceeds from issuance of AIG Series D preferred stock	40,000	-	-	40,000
Intercompany loans – net	4,846	223	(5,069)	-
Payments advanced to purchase shares	(1,000)	-	-	(1,000)
Cash dividends paid to shareholders	(1,628)	(180)	180	(1,628)
Other, net	(4,991)	-	(74,822)	(79,813)

Net cash (used in) provided by financing activities – continuing operations	94,073	43	(119,309)	(25,193)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(15,541)	(15,541)

Net cash (used in) provided by financing activities	94,073	43	(134,850)	(40,734)

Effect of exchange rate changes on cash	-	-	38	38

Change in cash	19	-	6,339	6,358
Cash at beginning of period	84	-	2,200	2,284

Cash at end of period	$103	$-	$8,539	$8,642

AIG 2010 Form 10-K            371

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplementary disclosure of cash flow information:

	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the year ended December 31, 2010 for:
Interest:
Third party	$(2,493)	$(152)	$(2,521)	$(5,166)
Intercompany	(12)	(226)	238	-
Taxes:
Income tax authorities	$(32)	$-	$(970)	$(1,002)
Intercompany	859	-	(859)	-

Cash (paid) received during the year ended December 31, 2009 for:
Interest:
Third party	$(2,595)	$(166)	$(3,016)	$(5,777)
Intercompany	(6)	(186)	192	-
Taxes:
Income tax authorities	$1,140	$-	$(1,366)	$(226)
Intercompany	(1,287)	(21)	1,308	-

Cash (paid) received during the year ended December 31, 2008 for:
Interest:
Third party	$(2,122)	$(174)	$(5,141)	$(7,437)
Intercompany	(2)	(97)	99	-
Taxes:
Income tax authorities	$1,334	$-	$(1,951)	$(617)
Intercompany	(2,240)	6	2,234	-

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Year Ended December 31, (in millions)	2010	2009	2008

Intercompany non-cash financing and investing activities:
Paydown of FRBNY Credit Facility by subsidiary	$4,068	$26	$-
Capital contributions to subsidiaries through forgiveness of loans	2,510	287	11,350
Intercompany loan receivable offset by intercompany payable	1,364	-	-
Exchange of intercompany payable with loan payable	469	-	-
Investment assets received through reduction of intercompany loan receivable	468	-	-
Other capital contributions – net	346	2,834	513
Settlement of payable to subsidiary with return of capital from subsidiary	-	15,500	-
Exchange of intercompany receivable with loan receivable	-	528	-
Capital contributions in the form of bonds	-	2,698	3,160
Settlement of repurchase agreement with loan receivable	-	-	3,160

372            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAFG, Inc. supplementary disclosure of non-cash activities:

Year Ended December 31, (in millions)	2010	2009	2008

Intercompany non-cash financing/investing activities:
Loans receivable forgiven through capital contributions	$-	$-	$17,225
Other capital contributions in the form of forgiveness of payables and contribution of assets – net	$-	$-	$1,394

26. Subsequent Events

Recapitalization

The following table presents the Consolidated Balance Sheet line items at December 31, 2010 and the expected impact as a result of the January 14, 2011 Recapitalization, described in Note 1 herein, as if it had occurred on December 31, 2010 (Unaudited):

		Pro Forma Effect of Recapitalization
($ in millions)	December 31, 2010	Repayment and Termination of FRBNY Credit Facility	Repurchase and Exchange of SPV Preferred Interests	Exchange of Preferred Stock for Common Stock	Pro Forma

Cash	$1,558	$-	$(155)	$-	$1,403
Other assets	40,342	(24,613)	(5,911)	-	9,818
Other liabilities	(19,353)	300	-	-	(19,053)
Federal Reserve Bank of New York credit facility	(20,985)	20,985	-	-	-
Redeemable noncontrolling nonvoting, callable, junior preferred interests held by Department of Treasury	-	-	(20,292)	-	(20,292)
AIG shareholders' equity:
Preferred stock
Series E preferred stock	(41,605)	-	-	41,605	-
Series F preferred stock	(7,378)	-	(20,292 20,292)	7,378	-
Series C preferred stock	(23,000)	-	-	23,000	-
Series G preferred stock; 20,000 shares issued; liquidation value $0	-	-	-	-	-
Common stock	(368)	-	-	(4,138)	(4,506)
Additional paid-in capital	(9,683)	-	-	(67,845)	(77,528)
Accumulated deficit	3,466	3,328	-	-	6,794
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	(26,358)	-	26,358	-	-
Shares outstanding	140,463,159			1,655,037,962	1,795,501,121

AIG 2010 Form 10-K            373

American International Group, Inc., and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repayment and Termination of the FRBNY Credit Facility – Represents net cash proceeds from the AIA IPO and the ALICO sale used to repay the FRBNY Credit Facility. The net proceeds were held in an escrow account and presented in Other assets at December 31, 2010. The adjustments to Other assets and Accumulated deficit also reflect the planned write-off of the unamortized portion of the net prepaid commitment fee asset.

Repurchase and Exchange of SPV Preferred Interests – AIG used remaining net cash proceeds from the AIA IPO and the ALICO sale (approximately $5.9 billion) and other cash (approximately $155 million) to partially repay the SPV Preferred Interests held by the FRBNY and drew down approximately $20.3 billion under the Department of the Treasury Commitment (Series F) to repurchase the FRBNY's remaining SPV Preferred Interests, which AIG then transferred to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock, referenced below. The SPV Preferred Interests held by the Department of the Treasury will not be considered permanent equity on AIG's balance sheet. The adjustments assume the fair value of the preferred interests transferred to the Department of the Treasury is equal to their carrying value. The fair value of these preferred interests may differ from this pro forma amount, which will affect the recorded value of the preferred interests. Such determination will be completed in the first quarter of 2011.

Exchange of AIG's Series C, E and F Preferred Stock for AIG Common Stock – The adjustments represent the exchange of Series C Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock for AIG Common Stock and assume no difference between the carrying value of the Series E and F Preferred Stock and the fair value of AIG Common Stock. As a result of the Recapitalization, the Department of the Treasury holds 1,655,037,962 shares of newly issued AIG Common Stock, representing ownership of approximately 92.2 percent of the outstanding AIG Common Stock at December 31, 2010. These pro forma financial statements do not contemplate a drawdown under this $2 billion expected commitment. This table does not consider the future underwriting fees that may be incurred by the Department of Treasury, which AIG has agreed to reimburse as part of the Recapitalization.

Divestitures

Sale of AIG Star and AIG Edison

    On February 1, 2011, AIG completed the sale of its Japan-based life insurance subsidiaries, AIG Star and AIG Edison for a total purchase price of $4.8 billion, comprising $4.2 billion in cash and $0.6 billion in the assumption of third-party debt. AIG retained $2 billion of net cash proceeds from the sale of AIG Star and AIG Edison, for which the Department of the Treasury provided a waiver, to use for capital support of Chartis instead of using the amount to repay SPV Preferred Interests. See Notes 1 and 4 herein for additional information on this sale.

Sale of Nan Shan

    On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. (Nan Shan) for $2.16 billion in cash.

Acquisitions

    On February 10, 2011, Chartis announced an all-cash tender offer for the 45.34 percent of outstanding Fuji shares that it does not already own, as well as outstanding stock acquisition rights. The announced offering period began February 14, 2011 and is expected to close on March 24, 2011.

374            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Part II

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of December 31, 2010. Based on this evaluation, AIG's Chief Executive Officer and Chief Financial Officer concluded that AIG's disclosure controls and procedures were effective as of December 31, 2010.

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

    AIG management conducted an assessment of the effectiveness of AIG's internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In conducting this assessment, AIG management excluded Fuji because AIG acquired a controlling interest in Fuji in 2010. Fuji's total assets constitute approximately $13.7 billion or 2 percent of AIG's total consolidated assets at December 31, 2010 and less than 2 percent of AIG's consolidated revenues for the year ended December 31, 2010.

    AIG management has concluded that, as of December 31, 2010, AIG's internal control over financial reporting was effective based on the criteria articulated in Internal Control — Integrated Framework issued by the COSO. The effectiveness of AIG's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

    There have been no changes in AIG's internal control over financial reporting that have occurred during the quarter ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

AIG 2010 Form 10-K            375

American International Group, Inc., and Subsidiaries

    AIG management recognizes that the importance of continued attention to improving its internal controls, in particular those related to the period-end financial reporting and consolidation process, income taxes and accounting for non-standard transactions. AIG is committed to ensuring that the manual controls that have been established remain effective and sustainable. Furthermore, AIG has begun implementing technology solutions to mitigate the reliance on manual controls, some of which were implemented in 2010. However, the implementation of these systems will take several years.

376            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance

    Except for the information provided in Part I under the heading "Directors and Executive Officers of AIG", information required by Items 10, 11, 12, 13 and 14 of this Form 10-K are incorporated by reference from the definitive proxy statement for AIG's 2011 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 11.    Executive Compensation

    See Item 10 herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    See Item 10 herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

    See Item 10 herein.

Item 14.    Principal Accounting Fees and Services

    See Item 10 herein.

AIG 2010 Form 10-K            377

American International Group, Inc., and Subsidiaries

 Part IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b)
Exhibits. See accompanying Exhibit Index.

378            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th of February, 2011.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th of February, 2011.

Signature	Title

/s/ ROBERT H. BENMOSCHE (Robert H. Benmosche)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID L. HERZOG (David L. Herzog)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JOSEPH D. COOK (Joseph D. Cook)	Vice President and Controller (Principal Accounting Officer)
/s/ LAURETTE T. KOELLNER (Laurette T. Koellner)	Director
/s/ DONALD H. LAYTON (Donald H. Layton)	Director
/s/ CHRISTOPHER S. LYNCH (Christopher S. Lynch)	Director

AIG 2010 Form 10-K            379

American International Group, Inc., and Subsidiaries

Signature	Title

/s/ ARTHUR C. MARTINEZ (Arthur C. Martinez)	Director
/s/ GEORGE L. MILES, JR. (George L. Miles, Jr.)	Director
/s/ HENRY S. MILLER (Henry S. Miller)	Director
/s/ ROBERT S. MILLER (Robert S. Miller)	Director
/s/ SUZANNE NORA JOHNSON (Suzanne Nora Johnson)	Director
/s/ MORRIS W. OFFIT (Morris W. Offit)	Director
/s/ RONALD A. RITTENMEYER (Ronald A. Rittenmeyer)	Director
/s/ DOUGLAS M. STEENLAND (Douglas M. Steenland)	Director

380            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

EXHIBIT INDEX

Exhibit Number	Description	Location
2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(a) Agreement and Plan of Merger, dated as of May 11, 2001, among AIG, Washington Acquisition Corporation and American General Corporation	Incorporated by reference to Exhibit 2.1(i)(a) to AIG's Registration Statement on Form S-4 (File No. 333-62688).

	(b) Master Transaction Agreement, dated as of December 8, 2010, among AIG, ALICO Holdings LLC, AIA Aurora LLC, the Federal Reserve Bank of New York, the United States Department of the Treasury and the AIG Credit Facility Trust	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-8787).
3	Articles of incorporation and by-laws
3(i)(a)	Amended and Restated Certificate of Incorporation of AIG	Incorporated by reference to Exhibit 3(i)(a) to AIG's Registration Statement on Form S-3 filed with the SEC on July 17, 2009 (File No. 333-160645).
3(i)(b)	American International Group, Inc. Certificate of Designations of Series G Cumulative Mandatory Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3(i)(c)	American International Group, Inc. Certificate of Elimination of Series C Perpetual, Convertible, Participating Preferred Stock	Incorporated by reference to Exhibit 3.2 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3(i)(d)	American International Group, Inc. Certificate of Elimination of Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 3.3 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3(i)(e)	American International Group, Inc. Certificate of Elimination of Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 3.4 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3(ii)(a)	AIG By-laws, amended August 10, 2009	Incorporated by reference to Exhibit 3(ii) to AIG's Current Report on Form 8-K filed with the SEC on August 14, 2009 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Amendment No. 2, dated as of November 9, 2008, to the Credit Agreement dated as of September 22, 2008 between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.4 to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-8787).

AIG 2010 Form 10-K            381

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(3) Amendment No. 3, dated as of April 17, 2009, to the Credit Agreement dated as of September 22, 2009 between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(4) Amendment No. 4, dated as of December 1, 2009, to the Credit Agreement dated as of September 22, 2008 between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(5) Warrant to Purchase Common Stock, issued November 25, 2008	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(6) Warrant to Purchase Common Stock, issued April 17, 2009	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(7) Warrant Agreement, dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 7, 2011 (File No. 1-8787).
	(8) Replacement Capital Covenant dated as of April 17, 2009, by AIG and for the benefit of each Covered Debt holder	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(9) Securities Purchase Agreement, dated as of November 25, 2008, between AIG and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(10) Series C Perpetual, Convertible Participating Preferred Stock Purchase Agreement, dated as of March 1, 2009, between the AIG Credit Facility Trust and AIG	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K/A filed with the SEC on March 13, 2009 (File No. 1-8787).
	(11) Securities Exchange Agreement, dated as of April 17, 2009, between AIG and the United States Department of Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K, filed on April 20, 2009 (File No. 1-8787).
	(12) Securities Purchase Agreement, dated as of April 17, 2009, between AIG and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(13) Amended and Restated Purchase Agreement, dated as of January 14, 2011, among AIG, the United States Department of the Treasury and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(14) Registration Rights Agreement, dated as of January 14, 2011, between AIG and the United States Department of the Treasury	Incorporated by reference to Exhibit 99.4 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(15) Agreement to Amend Warrants, dated as of January 14, 2011, between AIG and the United States Department of the Treasury	Incorporated by reference to Exhibit 99.5 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
9	Voting Trust Agreement	None.
10	Material contracts

382            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(1) AIG Amended and Restated 1996 Employee Stock Purchase Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) AIG 2003 Japan Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 4 to AIG's Registration Statement on Form S-8 (File No. 333-111737).
	(3) AIG 1991 Employee Stock Option Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.
	(4) AIG Amended and Restated 1999 Stock Option Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(5) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(6) AIG Amended and Restated 2002 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.6 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(7) Form of Restricted Stock Unit Award Agreement under the AIG Amended and Restated 2002 Stock Incentive Plan*	Incorporated by reference to Exhibit 10(b) to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(8) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(9) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(10) AIG Director Stock Plan*	Filed as an exhibit to AIG's Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(11) Retention and Employment Agreement between AIG and Jay S. Wintrob*	Incorporated by reference to Exhibit 10(m) to AIG's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
	(12) SunAmerica Inc. 1988 Employee Stock Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(13) SunAmerica 1997 Employee Incentive Stock Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(14) SunAmerica Nonemployee Directors' Stock Option Plan*	Incorporated by reference to Exhibit 4(c) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(15) SunAmerica 1995 Performance Stock Plan*	Incorporated by reference to Exhibit 4(d) to AIG's Registration Statement on Form S-8 (File No. 333-70069).

AIG 2010 Form 10-K            383

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(16) SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan for the Chief Executive Officer*	Incorporated by reference to Exhibit 4(e) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(17) SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997*	Incorporated by reference to Exhibit 4(f) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(18) SunAmerica Five-Year Deferred Cash Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-31346).
	(19) SunAmerica Executive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-31346).
	(20) American General Corporation 1994 Stock and Incentive Plan (January 2000)*	Incorporated by reference to Exhibit 10.2 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(21) Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.4 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(22) Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)*	Incorporated by reference to Exhibit 10.5 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(23) Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.1 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(24) American General Corporation 1997 Stock and Incentive Plan*	Incorporated by reference to Exhibit 10.3 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(25) Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.7 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(26) Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.2 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(27) American General Corporation 1999 Stock and Incentive Plan*	Incorporated by reference to Exhibit 10.4 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).

384            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(28) Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.9 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(29) Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.3 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(30) Amended and Restated American General Corporation Deferred Compensation Plan (12/11/00)*	Incorporated by reference to Exhibit 10.13 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(31) Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (12/31/98)*	Incorporated by reference to Exhibit 10.14 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(32) Amended and Restated American General Supplemental Thrift Plan (12/31/98)*	Incorporated by reference to Exhibit 10.15 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(33) American General Employees' Thrift and Incentive Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-68640).
	(34) American General Agents' and Managers' Thrift and Incentive Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-68640).
	(35) CommLoCo Thrift Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(c) to AIG's Registration Statement on Form S-8 (File No. 333-68640).
	(36) Western National Corporation 1993 Stock and Incentive Plan, as amended*	Incorporated by reference to Exhibit 10.18 to Western National Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(37) USLIFE Corporation 1991 Stock Option Plan, as amended*	Incorporated by reference to USLIFE Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).
	(38) Letter Agreement, dated August 16, 2009, between AIG and Robert H. Benmosche*	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on August 17, 2009 (File No. 1-8787).
	(39) Executive Severance Plan, effective as of March 11, 2008*	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on March 17, 2008 (File No. 1-8787).
	(40) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).

AIG 2010 Form 10-K            385

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(41) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(42) AIG 2005 Senior Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.49 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(43) 2005/2006 Deferred Compensation Profit Participation Plan for Senior Partners (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.50 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(44) 2005/2006 Deferred Compensation Profit Participation Plan for Partners (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.51 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(45) 2005/2006 Deferred Compensation Profit Participation Plan RSU Award Agreement (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.52 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(46) Agreement with the United States Department of Justice, dated February 7, 2006	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(47) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(48) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(49) Stipulation with the State of New York Insurance Department, dated January 18, 2006	Incorporated by reference to Exhibit 10.4 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(50) AIG Senior Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.59 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(51) AIG Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.60 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(52) AIG Executive Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on May 22, 2006 (File No. 1-8787).
	(53) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(54) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG's Registration Statement on Form S-8 (File No. 333- 148148).
	(55) AIG Amended and Restated Form of Performance RSU Award Agreement*	Incorporated by reference to Exhibit 10.64 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.

386            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(56) AIG Amended and Restated Form of Time-Vested RSU Award Agreement*	Incorporated by reference to Exhibit 10.65 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(57) AIG Form of Time-Vested RSU Award Agreement with Four-Year Pro Rata Vesting*	Incorporated by reference to Exhibit 10.D to AIG's Registration Statement on Form S-8 (File No. 333- 148148).
	(58) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting*	Incorporated by reference to Exhibit 10.67 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(59) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting and with Early Retirement*	Incorporated by reference to Exhibit 10.68 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(60) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(61) Form of AIG 2009 TARP RSU Award Agreement (Top 25)*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(62) Form of AIG 2009 TARP RSU Award Agreement (Top 100)*	Incorporated by reference to Exhibit 10.63 to AIG's Annual Report on Form 10-K for the year ended December 31, 2009.
	(63) Form of AIG Stock Salary Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(64) Form of Letter Awarding AIG 2009 Cash Incentive Performance Award*	Incorporated by reference to Exhibit 10.65 to AIG's Annual Report on Form 10-K for the year ended December 31, 2009.
	(65) Memorandum of Understanding, dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and Star International Company, Inc.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(66) Agreement for Binding Arbitration, dated as of August 31, 2009, between AIG and Maurice R. Greenberg and Howard I. Smith	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on August 31, 2009 (File No. 1-8787).
	(67) Purchase Agreement, dated as of June 25, 2009, among AIG, American International Reinsurance Company, Limited and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).
	(68) Purchase Agreement, dated as of June 25, 2009, between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.2 to AIG's Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).

	(69) Fourth Amended and Restated Limited Liability Company Agreement of AIA Aurora LLC, dated as of December 1, 2009, among AIG, American International Reinsurance Company, Limited and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).

AIG 2010 Form 10-K            387

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(70) Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC, dated as of December 1, 2009, between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(71) Securities Purchase Agreement, dated as of November 25, 2008, between AIG and United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(72) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(73) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
	(74) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among the Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee, as Trustees	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).
	(75) Aircraft Facility Agreement, dated as of January 19, 1999, among International Lease Finance Corporation, Halifax PLC and the other banks listed therein	Incorporated by reference to Exhibit 10.3 to International Lease Finance Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-11350).

	(76) Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, International Lease Finance Corporation, as guarantor, the Bank of Scotland and the other banks listed therein	Incorporated by reference to Exhibit 10 to International Lease Finance Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-31616).
	(77) Form of letter announcing Special Cash Retention awards to executive officers*	Incorporated by reference to Exhibit 10(101) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).
	(78) Form of letter agreement with certain executive officers regarding Special Cash Retention awards*	Incorporated by reference to Exhibit 10(102) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).
	(79) Form of letter agreement with certain directors regarding deferred fees for 2009*	Incorporated by reference to Exhibit 10(103) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).

388            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(80) Final Determination, dated December 21, 2009, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(81) Determination Memorandum, dated October 22, 2009, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on October 23, 2009 (File No. 1-8787).
	(82) 2009-2010 Stock Salary Award Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(83) Restrictive Covenant Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(84) Form of Reimbursement Agreement for Use of Corporate Aircraft*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 25, 2010 (File No. 1-8787).
	(85) Letter Agreement, dated as of February 8, 2011, among AIG, AIA Aurora LLC, ALICO Holdings LLC and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2011.
	(86) Letter Agreement, dated as of February 11, 2011, among AIG, AIA Aurora LLC, ALICO Holdings LLC and the United States Department of the Treasury	Filed herewith.

	(87) Guarantee, Pledge and Proceeds Application Agreement, dated as of January 14, 2011, among AIG, AIG Capital Corporation, AIG Funding, Inc., AIG Life Holdings (International) LLC and AIA Aurora LLC and ALICO Holdings LLC	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(88) AIA Aurora LLC Intercompany Loan Agreement, dated as of January 14, 2011, by and between AIA Aurora LLC and AIG	Incorporated by reference to Exhibit 99.2 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(89) ALICO Holdings LLC Intercompany Loan Agreement, dated as of January 14, 2011, by and between ALICO Holdings LLC and AIG	Incorporated by reference to Exhibit 99.3 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(90) Three-year Credit Agreement, dated as of December 23, 2010, among AIG, the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 27, 2010 (File No. 1-8787).
	(91) 364-Day Credit Agreement, dated as of December 23, 2010, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 27, 2010 (File No. 1-8787).

AIG 2010 Form 10-K            389

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(92) Letter of Credit and Reimbursement Agreement, dated as of December 23, 2010, among Chartis Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and each Several L/C Agent Party thereto	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on December 27, 2010 (File No. 1-8787).
(93) Settlement Term Sheet, dated July 1, 2010, with respect to the proposed settlement of the litigation titled In re AIG Securities Litigation
Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to AIG's Quarterly Report for the quarter ended September 30, 2010 on Form 10-Q/A filed with the SEC on November 23, 2010 (File No. 1-8787).
	(94) Purchase Agreement, dated as of September 30, 2010, between American International Group, Inc. and Prudential Financial, Inc. (excluding certain exhibits and schedules)	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on October 4, 2010 (File No. 1-8787).
	(95) AIG Long-Term Performance Units Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 1-8787).
	(96) Form of Award Letter for LTPU-based stock salary*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 1-8787).
	(97) Determination Memorandum, dated March 23, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 2, 2010 (File No. 1-8787).
	(98) Stock Purchase Agreement, dated as of March 7, 2010, among American International Group, Inc., ALICO Holdings LLC and MetLife, Inc.	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 11, 2010 (File No. 1-8787).
	(99) Supplemental Determination Memorandum, dated February 5, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 99.2 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(100) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(101) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(102) Determination Memorandum, dated April 16, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG	Incorporated by reference to Exhibit 10.2 to AIG's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 6, 2010 (File No. 1-8787).
	(103) Supplemental Determination Memorandum, dated August 3, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Filed herewith.
390            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Exhibit Number	Description	Location
	(104) Supplemental Determination Memorandum, dated December 20, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Filed herewith.
	(105) Supplemental Determination Memorandum, dated May 18, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Filed herewith.
	(106) Amendment No. 1, dated as of March 7, 2010, to the Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC	Filed herewith.
11	Statement re: computation of per share earnings	Included in Note 17 to Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of PricewaterhouseCoopers LLP	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications**	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
99.02	Securities Registered pursuant to Section 12(b) of the Act	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of December 31, 2010 and December 31, 2009, (ii) the Consolidated Statement of Income (Loss) for the three years ended December 31, 2010, (iii) the Consolidated Statement of Shareholders' Equity for the three years ended December 31, 2010, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2010, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2010 and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.***	Filed herewith.
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

AIG 2010 Form 10-K            391

American International Group, Inc., and Subsidiaries

Schedule I

Summary of Investments — Other than Investments in Related Parties

At December 31, 2010 (in millions)	Cost*	Fair Value	Amount at which shown in the Balance Sheet

Fixed maturities:
U.S. government and government-sponsored entities	$8,204	$14,252	$14,252
Obligations of states, municipalities and political subdivisions	45,613	46,937	46,937
Non U.S. governments	14,905	15,469	15,469
Public utilities	425	433	433
All other corporate and structured securities	160,994	177,393	177,393

Total fixed maturity securities	230,141	254,484	254,484

Equity securities and mutual funds:
Common stocks:
Public utilities	4	5	5
Banks, trust and insurance companies	6,370	8,375	8,375
Industrial, miscellaneous and all other	1,444	1,970	1,970

Total common stocks	7,818	10,350	10,350
Preferred stocks	400	487	487
Mutual funds	351	396	396

Total equity securities and mutual funds	8,569	11,233	11,233

Mortgage and other loans receivable	19,367	19,558	19,367
Finance receivables, net of allowance	870	802	870
Other invested assets	41,546	40,828	42,210
Securities purchased under agreements to resell, at contract value	1,553	1,553	1,553
Short-term investments, at cost (approximates fair value)	42,185	42,185	42,185
Unrealized gain on swaps, options and forward transactions	5,917	5,917	5,917

Total investments			$377,819

*
Original cost of equity securities and fixed maturities is reduced by other-than-temporary impairment charges, and, as to fixed maturity securities, reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

392            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Condensed Financial Information of Registrant

Schedule II

Balance Sheet — Parent Company Only

December 31, (in millions)	2010	2009

Assets:
Short-term investments	$5,602	$1,311
Other investments	5,852	9,391

Total investments	11,454	10,702
Cash	49	57
Loans to subsidiaries*	61,630	72,926
Due from affiliates – net*	380	382
Current and deferred income taxes	3,957	7,470
Debt issuance costs including prepaid commitment asset of $3,628 in 2010 and $7,099 in 2009	3,838	7,383
Investments in consolidated subsidiaries*	93,511	71,419
Other assets	3,515	3,134

Total assets	$178,334	$173,473

Liabilities:
Intercompany tax payable*	$28,083	$28,729
Federal Reserve Bank of New York credit facility	20,985	23,435
Parent company long-term debt	24,953	28,299
MIP notes payable	11,318	13,376
Series AIGFP matched notes and bonds payable	3,703	3,760
Loans Payable	469	-
Intercompany loans payable*	1	1,778
Other liabilities (includes intercompany derivative liabilities of $150 in 2010 and $1,278 in 2009)	3,503	4,272

Total liabilities	93,015	103,649

AIG Shareholders' equity:
Preferred stock	71,983	69,784
Common stock	368	354
Treasury stock	(873)	(874)
Additional paid-in capital	9,683	6,358
Accumulated deficit	(3,466)	(11,491)
Accumulated other comprehensive income	7,624	5,693

Total AIG shareholders' equity	85,319	69,824

Total liabilities and equity	$178,334	$173,473

*
Eliminated in consolidation.

See Accompanying Notes to Financial Statements — Parent Company Only.

AIG 2010 Form 10-K            393

American International Group, Inc., and Subsidiaries

Condensed Financial Information of Registrant (Continued)

Schedule II

Statement of Income (Loss) — Parent Company Only

Years Ended December 31, (in millions)	2010	2009	2008

Income
Equity in undistributed net income (loss) of consolidated subsidiaries*	$16,210	$(3,479)	$(61,542)
Interest income	3,249	4,126	2,741
Change in fair value of ML III	-	(1,401)	(900)
Dividend income from consolidated subsidiaries*	1,830	2,002	2,401
Net realized capital losses	(313)	(54)	(5,745)
Other revenues	6	94	73
Expenses
Accrued and compounding interest	(636)	(2,022)	(2,116)
Amortization of prepaid commitment asset	(3,471)	(8,359)	(9,279)

Total interest expense on FRBNY Credit Facility	(4,107)	(10,381)	(11,395)
Other interest expense	(2,279)	(2,496)	(2,393)
Restructuring expense and related asset impairment and other expenses	(451)	(407)	(189)
Other expenses, net	(1,213)	(1,230)	(2,706)

Income (loss) from continuing operations before income tax expense (benefit)	12,932	(13,226)	(79,655)
Income tax expense (benefit)	5,144	(2,277)	19,634

Net income (loss)	7,788	(10,949)	(99,289)
Income (loss) from discontinued operations	(2)	-	-

Net income (loss) attributable to AIG Parent Company	$7,786	$(10,949)	$(99,289)

*
Eliminated in consolidation.

See Accompanying Notes to Financial Statements — Parent Company Only.

394            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Condensed Financial Information of Registrant (Continued)

Schedule II

Statement of Cash Flows — Parent Company Only

Years Ended December 31, (in millions)	2010	2009	2008

Net cash provided by (used in) operating activities	(1,942)	(1,393)	284

Cash flows from investing activities:
Sale of investments	3,201	1,466	743
Maturities of investments	11	-	5
Sales of divested businesses	278	857	-
Funding to establish Maiden Lane III LLC	-	-	(5,000)
Purchase of investments	(27)	(172)	(4,016)
Change in short-term investments	(4,474)	801	(254)
Contributions to subsidiaries – net	(2,574)	(5,683)	(12,153)
Mortgage and other loan receivables – originations and purchases	(28)	(228)	(184)
Payments received on mortgages and other loan receivables	785	515	269
Loans to subsidiaries – net	5,703	(5,927)	(76,358)
Other, net	(300)	(254)	2,610

Net cash provided by (used in) investing activities	2,575	(8,625)	(94,338)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	19,900	32,526	96,650
Federal Reserve Bank of New York credit facility repayments	(19,110)	(26,400)	(59,850)
Issuance of other long-term debt	1,996	-	16,295
Repayment of other long-term debt	(3,681)	(2,931)	(3,592)
Drawdown on the Department of the Treasury Commitment	2,199	5,344	-
Loans from subsidiaries – net	(1,777)	1,563	4,846
Proceeds from issuance of AIG Series D preferred stock and common stock warrant	-	-	40,000
Issuance of common stock	-	-	7,343
Payments advanced to purchase shares	-	-	(1,000)
Cash dividends paid to shareholders	-	-	(1,628)
Other, net	(168)	(130)	(4,991)

Net cash provided by (used in) financing activities	(641)	9,972	94,073

Change in cash	(8)	(46)	19
Cash at beginning of year	57	103	84

Cash at end of year	49	57	103

Supplementary disclosure of cash flow information:

	Years Ended December 31,
(in millions)	2010	2009	2008

Intercompany non-cash financing and investing activities:
Settlement of repurchase agreement with loan receivable	$-	$-	$3,160
Capital contributions in the form of bonds	-	2,698	3,160
Capital contributions to subsidiaries through forgiveness of loans	2,510	287	11,350
Other capital contributions – net	346	2,834	513
Paydown of FRBNY Credit Facility by subsidiary	4,068	26	-
Investment assets received through reduction of intercompany loan receivable	468	-	-
Exchange of intercompany payable with loan payable	469	-	-
Settlement of payable to subsidiary with return of capital from subsidiary	-	15,500	-
Exchange of intercompany receivable with loan receivable	-	528	-
Intercompany loan receivable offset by intercompany payable	1,364	-	-

See Accompanying Notes to Financial Statements — Parent Company Only.

AIG 2010 Form 10-K            395

American International Group, Inc., and Subsidiaries

Notes To Condensed Financial Information of Registrant

    American International Group, Inc.'s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant's 2010 Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 24, 2011.

    The Registrant includes in its statement of income (loss) dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

    On December 1, 2009, the Registrant and the Federal Reserve Bank of New York (FRBNY) completed two transactions that reduced the outstanding balance and the maximum amount of credit available under the FRBNY Credit Facility by $25 billion. In connection with one of those transactions, the Registrant assigned $16 billion of its obligation under the FRBNY Credit Agreement to a subsidiary. The Registrant subsequently settled its obligation to the subsidiary with a $15.5 billion non-cash dividend from the subsidiary. The difference will be recognized over the remaining term of the FRBNY Credit Agreement as a reduction to interest expense. The remaining difference will be derecognized by AIG through earnings due to the repayment of all amounts owed under, and the termination of, the FRBNY Credit Facility.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

    The five-year debt maturity schedule is incorporated by reference from Note 15 to Consolidated Financial Statements.

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

    Income taxes in the accompanying Condensed Balance Sheets are comprised of the Registrant's current and deferred tax assets, the consolidated group's current income tax receivable, deferred taxes attributable to the potential sales of foreign and domestic businesses and a valuation allowance to reduce the consolidated deferred tax asset to an amount more likely than not to be realized. See Note 22 herein for additional information.

    The consolidated U.S. deferred tax asset for net operating loss and tax credit carryforwards and valuation allowance are recorded by the Parent Company, which files the consolidated U.S. Federal income tax return, and are not allocated to its subsidiaries. As, and if, the consolidated net operating losses and other tax attribute carryforwards are utilized, the intercompany tax balance will be settled with the subsidiaries.

396            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Schedule III

Supplementary Insurance Information

At December 31, 2010, 2009 and 2008 and for the years then ended

Segment (in millions)	Deferred Policy Acquisition Costs	Liability for Unpaid Claims and Claims Adjustment Expense, Future Policy Benefits(a)	Reserve for Unearned Premiums	Policy and Contract Claims(b)	Premiums and Other Considerations Revenue	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written

2010
Chartis	$4,973	$90,026	$23,573	$21	$32,521	$4,392	$27,867	$6,728	$3,386	$31,612
SunAmerica	9,606	28,192	-	686	5,230	10,768	8,749	1,368	1,918	-
Mortgage Guaranty	47	3,907	230	-	975	1,941	500	60	235	756
Divested Businesses	-	-	-	-	9,317	4,022	8,770	978	1,576	-
Other	42	294	-	5	(14)	(193)	(12)	42	103	-

	$14,668	$122,419	$23,803	$712	$48,029	$20,930	$45,874	$9,176	$7,218	$32,368

2009
Chartis	$4,759	$79,617	$20,699	$-	$32,261	$3,292	$25,362	$6,627	$2,870	$30,653
SunAmerica	11,098	27,350	-	1,217	5,327	9,553	9,097	1,553	1,895	-
Mortgage Guaranty	116	5,769	657	-	1,030	1,988	2,869	78	(76)	909
Divested Businesses	24,792	88,678	7	2,074	12,633	5,516	12,702	1,148	2,496	3,283
Other	49	(27)	-	-	(12)	(1,362)	(15)	36	386	-

	$40,814	$201,387	$21,363	$3,291	$51,239	$18,987	$50,015	$9,442	$7,571	$34,845

2008
Chartis	$4,959	$85,515	$25,006	$-	$35,510	$2,567	$25,524	$7,153	$3,604	$34,531
SunAmerica	14,447	29,479	-	1,265	7,644	9,134	11,535	522	3,257	-
Mortgage Guaranty	155	3,743	729	-	1,038	170	3,264	66	373	1,123
Divested Businesses	26,166	112,882	-	1,853	18,957	(167)	10,753	1,460	4,942	8,478
Other	55	(27)	-	-	(12)	(1,251)	(40)	238	(11)	-

	$45,782	$231,592	$25,735	$3,118	$63,137	$10,453	$51,036	$9,439	$12,165	$44,132

(a)
Liability for unpaid claims and claims adjustment expense with respect to the General Insurance operations are net of discounts of $3.22 billion, $2.66 billion and $2.57 billion at December 31, 2010, 2009 and 2008, respectively.

(b)
Reflected in insurance balances payable in the accompanying Consolidated Balance Sheet.

AIG 2010 Form 10-K            397

American International Group, Inc., and Subsidiaries

Schedule IV

Reinsurance

At December 31, 2010, 2009 and 2008 and for the years then ended

(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount		Percent of Amount Assumed to Net

2010
Life insurance in force(a)	$891,145	$148,605	$1,220	$743,760		0.2%

Premiums:
Chartis	$38,965	$9,795	$2,442	$31,612		7.7%
SunAmerica	5,240	628	12	4,624		0.3
Mortgage Guaranty	927	169	(2)	756		(0.3)
Divested businesses	9,643	435	27	9,235	(b)	0.3
Eliminations	-	(25)	(25)	-		-

Total premiums	$54,775	$11,002	$2,454	$46,227		5.3%

2009
Life insurance in force	$2,340,019	$339,183	$1,023	$2,001,859		0.1%

Chartis	$38,461	$9,869	$2,061	$30,653		6.7%
SunAmerica	5,488	729	1	4,760		-
Mortgage Guaranty	1,082	210	37	909		4.1
Divested businesses	10,562	766	2,717	12,513	(b)	21.7
Eliminations	-	(913)	(913)	-		-

Total premiums	$55,593	$10,661	$3,903	$48,835		8.0%

2008
Life insurance in force	$2,377,314	$384,538	$1,000	$1,993,776		0.1%

Premiums:
Chartis	$43,953	$12,335	$2,913	$34,531		8.4%
SunAmerica	7,596	753	30	6,873		0.4
Mortgage Guaranty	1,306	246	63	1,123		5.6
Divested businesses	13,137	733	6,251	18,655	(b)	33.5
Eliminations	-	(1,933)	(1,933)	-		-

Total premiums	$65,992	$12,134	$7,324	$61,182		12.0%

(a)
Excludes life insurance in force of $399.4 billion and $157.8 billion related to held-for-sale entities at December 31, 2010 and 2009, respectively.

(b)
Includes accident and health premiums of $1.57 billion, $1.73 billion, and $1.85 billion in 2010, 2009 and 2008, respectively.

398            AIG 2010 Form 10-K

American International Group, Inc., and Subsidiaries

Schedule V

Valuation and Qualifying Accounts

For the years ended December 31, 2010, 2009 and 2008

		Additions
					Reclassified to Assets of Businesses Held for Sale
(in millions)	Balance, Beginning of year	Charged to Costs and Expenses	Charge Offs	Activity of Discontinued Operations		Divested Businesses	Other Changes(a)	Balance, End of year

2010
Allowance for mortgage and other loans receivable	$838	$363	$(326)	$18	$(58)	$(90)	$122	$867
Allowance for finance receivables	1,606	6	(28)	(144)	-	(1,384)	(45)	11
Allowance for premiums and insurances balances receivable	537	87	(113)	(2)	-	(7)	13	515
Allowance for reinsurance assets	440	3	14	(4)	-	-	39	492
Federal and foreign Valuation allowance for deferred tax assets	23,705	1,486	-	1,292	-	(1,180)	470	25,773
Overhaul reserve(b)	390	479	-	-	-	-	(339)	530

2009
Allowance for mortgage and other loans receivable	$208	$638	$(196)	$99	$(30)	$-	$119	$838
Allowance for finance receivables	1,472	372	(368)	394	(174)	-	(90)	1,606
Allowance for premiums and insurances balances receivable	578	109	(74)	3	-	-	(79)	537
Allowance for reinsurance assets	425	(35)	102	-	-	-	(52)	440
Federal and foreign Valuation allowance for deferred tax assets	20,896	3,137	-	(221)	-	-	(107)	23,705
Overhaul reserve(b)	419	347	-	-	-	-	(376)	390

2008
Allowance for mortgage and other loans receivable	$77	$70	$-	$(3)	$-	$-	$64	$208
Allowance for finance receivables	878	353	(343)	532	-	-	52	1,472
Allowance for premiums and insurances balances receivable	662	204	(283)	(3)	-	-	(2)	578
Allowance for reinsurance assets	520	3	(7)	1	-	-	(92)	425
Federal and foreign Valuation allowance for deferred tax assets	223	20,121	-	552	-	-	-	20,896
Overhaul reserve(b)	372	265	-	-	-	-	(218)	419

(a)
Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

(b)
Amounts for Overhaul reserve represent reimbursements to lessees for overhauls performed and amounts transferred to buyers for aircraft sold and is included in Other liabilities in the Consolidated Balance Sheet.

AIG 2010 Form 10-K            399