Form 10-K/A
period 2010-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2011-03-31
CIK 5272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2592361

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Maiden Lane, New York, New York	10038

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 770-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $2.50 Per Share	New York Stock Exchange
Warrants (expiring January 19, 2021)	New York Stock Exchange
5.75% Series A-2 Junior Subordinated Debentures	New York Stock Exchange
4.875% Series A-3 Junior Subordinated Debentures	New York Stock Exchange
6.45% Series A-4 Junior Subordinated Debentures	New York Stock Exchange
7.70% Series A-5 Junior Subordinated Debentures	New York Stock Exchange
Corporate Units (composed of stock purchase contracts and junior subordinated debentures)	New York Stock Exchange
Stock Purchase Rights	New York Stock Exchange
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
Yes ☐ No ☑
     The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $4,397,000,000.
     As of January 31, 2011, there were outstanding 1,795,503,716 shares of Common Stock, $2.50 par value per share, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
This amendment (Amendment No. 1) to the Annual Report on Form 10-K for the year ended December 31, 2010 of American International Group, Inc. (the 2010 Annual Report on Form 10-K) is being filed solely for the purpose of filing two additional exhibits required to be filed by the TARP Standards for Compensation and Corporate Governance. Other than adding exhibits 99.1 and 99.2, no other Item of the 2010 Annual Report on Form 10-K is affected by the change. As a result, they have been omitted from this Amendment No. 1.

Item 15.	Exhibits, Financial Statement Schedules
(b) Exhibits.
The Exhibit Index listed under Part IV, Item 15(b) of AIG’s 2010 Annual Report on Form 10-K is hereby amended such that the following documents are added to the Exhibit Index and are included as exhibits to the 2010 Annual Report on Form 10-K:

Exhibit
Number	Description	Location
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
99.1	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith.
99.2	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2011.

AMERICAN INTERNATIONAL GROUP, INC.
By /s/ ROBERT H. BENMOSCHE
(Robert H. Benmosche, President and Chief Executive Officer)