Form 10-Q
period 2011-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2011-05-05
CIK 5272

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

    As of April 29, 2011, there were 1,796,747,575 shares outstanding of the registrant's common stock.

American International Group, Inc. and Subsidiaries

American International Group, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

Consolidated Balance Sheet

(in millions, except for share data)	March 31, 2011	December 31, 2010

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2011 – $229,589; 2010 – $220,669)	$238,315	$228,302
Bond trading securities, at fair value	27,309	26,182
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2011 – $1,933; 2010 – $2,571)	3,873	4,581
Common and preferred stock trading, at fair value	163	6,652
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2011 – $138; 2010 – $143)	19,691	20,237
Flight equipment primarily under operating leases, net of accumulated depreciation	38,100	38,510
Other invested assets (portion measured at fair value: 2011 – $21,729; 2010 – $21,356)	42,900	42,210
Short-term investments (portion measured at fair value: 2011 – $17,676; 2010 – $23,860)	38,872	43,738

Total investments	409,223	410,412
Cash	1,801	1,558
Accrued investment income	3,060	2,960
Premiums and other receivables, net of allowance	17,509	15,713
Reinsurance assets, net of allowance	30,177	25,810
Deferred policy acquisition costs	14,636	14,668
Derivative assets, at fair value	4,997	5,917
Other assets, including restricted cash of $3,952 in 2011 and $30,232 in 2010 (portion measured at fair value: 2011 – $8; 2010 – $14)	14,594	44,520
Separate account assets, at fair value	56,470	54,432
Assets held for sale	58,780	107,453

Total assets	$611,247	$683,443

Liabilities:
Liability for unpaid claims and claims adjustment expense	$94,978	$91,151
Unearned premiums	26,337	23,803
Future policy benefits for life and accident and health insurance contracts	31,493	31,268
Policyholder contract deposits (portion measured at fair value: 2011 – $369; 2010 – $445)	122,775	121,373
Other policyholder funds	6,769	6,758
Current and deferred income taxes	1,908	2,369
Derivative liabilities, at fair value	5,500	5,735
Other liabilities (portion measured at fair value: 2011 – $1,354; 2010 – $2,619)	31,168	29,108
Federal Reserve Bank of New York credit facility (see Note 1)	-	20,985
Other long-term debt (portion measured at fair value: 2011 – $11,604; 2010 – $12,143)	82,166	85,476
Separate account liabilities	56,470	54,432
Liabilities held for sale	54,236	97,312

Total liabilities	513,800	569,770

Commitments, contingencies and guarantees (see Note 11)
Redeemable noncontrolling interests (see Note 1):
Noncontrolling nonvoting, callable, junior preferred interests held by Department of Treasury	11,324	-
Other	278	434

Total redeemable noncontrolling interests	11,602	434

AIG shareholders' equity (see Note 1):
Preferred stock
Series E; $5.00 par value; shares issued: 2011 – 0; 2010 – 400,000, at aggregate liquidation value	-	41,605
Series F; $5.00 par value; shares issued: 2011 – 0; 2010 – 300,000, aggregate liquidation value: $7,543	-	7,378
Series C; $5.00 par value; shares issued: 2011 – 0; 2010 – 100,000, aggregate liquidation value: $0.5	-	23,000
Series G; $5.00 par value; shares issued: 2011 – 20,000, at aggregate liquidation value: 2010 – $0	-	-
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2011 – 1,803,380,795; 2010 – 147,124,067	4,508	368
Treasury stock, at cost; 2011 – 6,660,852; 2010 – 6,660,908 shares of common stock	(873)	(873)
Additional paid-in capital	77,697	9,683
Accumulated deficit	(3,202)	(3,466)
Accumulated other comprehensive income	6,896	7,624

Total AIG shareholders' equity	85,026	85,319

Non-redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	26,358
Other (including $185 and $204 associated with businesses held for sale in 2011 and 2010, respectively)	819	1,562

Total non-redeemable noncontrolling interests	819	27,920

Total equity	85,845	113,239

Total liabilities and equity	$611,247	$683,443

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Income

Three Months Ended March 31,
(dollars in millions, except per share data)	2011	2010

Revenues:
Premiums	$9,482	$10,914
Policy fees	684	648
Net investment income	5,569	5,200
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(218)	(200)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive income	3	(459)

Net other-than-temporary impairments on available for sale securities recognized in net income	(215)	(659)
Other realized capital gains (losses)	(436)	325

Total net realized capital losses	(651)	(334)
Aircraft leasing revenue	1,156	1,243
Other income	1,196	884

Total revenues	17,436	18,555

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,959	8,593
Interest credited to policyholder account balances	1,105	1,109
Amortization of deferred acquisition costs	1,716	2,022
Other acquisition and insurance expenses	1,551	1,610
Interest expense	1,061	1,751
Aircraft leasing expenses	670	1,004
Loss on extinguishment of debt (see Note 1)	3,313	-
Net loss on sale of properties and divested businesses	72	76
Other expenses	369	749

Total benefits, claims and expenses	18,816	16,914

Income (loss) from continuing operations before income tax benefit	(1,380)	1,641

Income tax benefit	(200)	(447)

Income (loss) from continuing operations	(1,180)	2,088
Income from discontinued operations, net of income tax expense (see Note 4)	1,653	343

Net income	473	2,431

Less:
Net income from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests	252	519
Other	(55)	119

Total net income from continuing operations attributable to noncontrolling interests	197	638
Net income from discontinued operations attributable to noncontrolling interests	7	10

Total net income attributable to noncontrolling interests	204	648

Net income attributable to AIG	$269	$1,783

Net income (loss) attributable to AIG common shareholders	$(543)	$359

Income per common share attributable to AIG:
Basic:
Income (loss) from continuing operations	$(1.41)	$2.16
Income from discontinued operations	$1.06	$0.50
Diluted:
Income (loss) from continuing operations	$(1.41)	$2.16
Income from discontinued operations	$1.06	$0.50

Weighted average shares outstanding:
Basic	1,557,748,353	135,658,680
Diluted	1,557,748,353	135,724,939

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss)

Three Months Ended March 31, (in millions)	2011	2010

Net income	$473	$2,431

Other comprehensive income (loss):
Unrealized appreciation of fixed maturity investments on which other-than-temporary credit impairments were taken	612	993
Income tax expense on above changes	(216)	(220)
Unrealized appreciation (depreciation) of all other investments – net of reclassification adjustments	(1,144)	2,531
Income tax benefit (expense) on above changes	413	(1,374)
Foreign currency translation adjustments	(944)	(958)
Income tax benefit on above changes	296	429
Net derivative gains arising from cash flow hedging activities – net of reclassification adjustments	18	24
Income tax expense on above changes	(5)	(2)
Change in retirement plan liabilities adjustment	250	77
Income tax expense on above changes	(115)	(24)

Other comprehensive income (loss)	(835)	1,476

Comprehensive income (loss)	(362)	3,907
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	252	519
Comprehensive loss attributable to other noncontrolling interests	(12)	(31)

Total comprehensive income attributable to noncontrolling interests	240	488

Comprehensive income (loss) attributable to AIG	$(602)	$3,419

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Three Months Ended March 31, (in millions)	2011	2010

Cash flows from operating activities:
Net income	$473	$2,431
Income from discontinued operations	(1,653)	(343)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net (gains) losses on sales of securities available for sale and other assets	57	(553)
Net losses on sales of divested businesses	72	76
Loss on extinguishment of debt	3,313	-
Unrealized (gains) losses in earnings – net	(2,004)	773
Equity in income from equity method investments, net of dividends or distributions	(614)	(299)
Depreciation and other amortization	2,288	2,813
Provision for mortgage and other loans receivable	(3)	156
Impairments of assets	445	1,542
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	48	843
Changes in operating assets and liabilities:
General and life insurance reserves	5,824	3,305
Premiums and other receivables and payables – net	(676)	(1,168)
Reinsurance assets and funds held under reinsurance treaties	(4,049)	(3,668)
Capitalization of deferred policy acquisition costs	(1,754)	(2,099)
Other policyholder funds	(104)	114
Current and deferred income taxes – net	(585)	(1,365)
Trading securities	278	21
Payment of FRBNY Credit Facility accrued compounded interest and fees	(6,363)	-
Other, net	(1,535)	(1,058)

Total adjustments	(5,362)	(567)

Net cash provided by (used in) operating activities – continuing operations	(6,542)	1,521
Net cash provided by operating activities – discontinued operations	1,230	1,674

Net cash provided by (used in) operating activities	(5,312)	3,195

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	11,665	7,879
Maturities of fixed maturity securities available for sale and hybrid investments	4,305	2,869
Sales of trading securities	6,987	2,054
Sales or distributions of other invested assets (including flight equipment)	2,671	2,220
Sales of divested businesses, net	-	1,472
Principal payments received on and sales of mortgage and other loans receivable	759	1,675
Purchases of available for sale investments	(19,456)	(15,737)
Purchases of trading securities	(199)	(817)
Purchases of other invested assets (including flight equipment)	(1,488)	(2,120)
Mortgage and other loans receivable issued and purchased	(403)	(899)
Net change in restricted cash	26,280	(491)
Net change in short-term investments	4,180	(1,959)
Net change in derivative assets and liabilities other than Capital Markets	79	(204)
Other, net	32	(49)

Net cash provided by (used in) investing activities – continuing operations	35,412	(4,107)
Net cash provided by (used in) investing activities – discontinued operations	4,205	(409)

Net cash provided by (used in) investing activities	39,617	(4,516)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	4,804	4,753
Policyholder contract withdrawals	(3,684)	(3,743)
Net change in short-term debt	(235)	(3,565)
Federal Reserve Bank of New York credit facility borrowings	-	8,300
Federal Reserve Bank of New York credit facility repayments	(14,622)	(4,551)
Issuance of other long-term debt	183	3,669
Repayments on other long-term debt	(3,894)	(3,905)
Proceeds from drawdown on the Department of Treasury Commitment	20,292	2,199
Repayment of Department of Treasury SPV Preferred Interests	(9,146)	-
Repayment of Federal Reserve Bank of New York SPV Preferred Interests	(26,432)	-
Issuance of Common Stock	723	-
Acquisition of noncontrolling interest	(533)	-
Other, net	(304)	(664)

Net cash provided by (used in) financing activities – continuing operations	(32,848)	2,493
Net cash used in financing activities – discontinued operations	(1,637)	(2,759)

Net cash used in financing activities	(34,485)	(266)

Effect of exchange rate changes on cash	23	(42)

Net decrease in cash	(157)	(1,629)
Cash at beginning of period	1,558	4,400
Change in cash of businesses held for sale	400	(638)

Cash at end of period	$1,801	$2,133

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Equity

Three Months Ended March 31, 2011 (in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non- redeemable non- controlling Interests	Total Equity

Balance, beginning of year	$71,983	$368	$(873)	$9,683	$(3,466)	$7,624	$85,319	$27,920	$113,239

Series F drawdown	20,292	-	-	-	-	-	20,292	-	20,292
Repurchase of SPV preferred interests in connection with Recapitalization*	-	-	-	-	-	-	-	(26,432)	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization*	(92,275)	4,138	-	67,460	-	-	(20,677)	-	(20,677)
Settlement of equity unit stock purchase contract	-	3	-	720	-	-	723	-	723
Net income (loss) attributable to AIG or other noncontrolling interests	-	-	-	-	269	-	269	(57)	212
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	-	-	-	-	-	-	-	74	74
Other comprehensive income (loss)	-	-	-	-	-	(871)	(871)	37	(834)
Acquisition of noncontrolling interest	-	-	-	(172)	-	143	(29)	(509)	(538)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(109)	(109)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	5	5
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(101)	(101)
Other	-	(1)	-	6	(5)	-	-	(9)	(9)

Balance, end of period	$-	$4,508	$(873)	$77,697	$(3,202)	$6,896	$85,026	$819	$85,845

*
See Notes 1 and 12.

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Recent Events

    These unaudited condensed consolidated financial statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2010 (AIG's 2010 Annual Report on Form 10-K). The condensed consolidated financial information as of December 31, 2010 has been derived from audited consolidated financial statements not included herein.

    Financial information for certain foreign subsidiaries is reported on different period end bases, in most cases one month prior to AIG. The effect on AIG's consolidated financial condition and results of operations of all material events occurring between January 1, 2011 and March 31, 2011 has been recorded in the first quarter of 2011. AIG determined the Great Tohoku Earthquake & Tsunami (the Tohoku Catastrophe) in Japan in March 2011 to be an intervening event that had a material effect on AIG's consolidated financial position and results of operations. Accordingly, AIG recorded catastrophe losses for these entities from the Tohoku Catastrophe of $864 million in its Chartis International operations related to this event.

    In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. Interim period operating results may not be indicative of the operating results for a full year. AIG evaluated the need to recognize or disclose events that occurred subsequent to the balance sheet date. All material intercompany accounts and transactions have been eliminated.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Reclassifications

    Due to changes in the relative composition of AIG's remaining continuing operations as a result of the substantial completion of AIG's asset disposition plan, AIG is presenting separately the following line items on its Consolidated Statement of Income (Loss) beginning in the current quarter:

Current line item:	Previously included in line item:

Policy fees(a)	Premiums and other considerations
Aircraft leasing revenues and Aircraft leasing expenses, respectively	Other income and Other expenses, respectively
Interest credited to policyholder account balances(b)	Policyholder benefits and claims incurred
Amortization of deferred acquisition costs	Policy acquisition and other insurance expenses

(a)
Represents fees recognized from universal life and investment-type products, consisting of policy charges for the cost of insurance, policy administration charges, amortization of unearned revenue reserves and surrender charges.

(b)
Represents interest on account-value-based policyholder deposits, consisting of amounts credited on non-equity-indexed account values, accretion to the host contract for equity indexed products, and net amortization of sales inducements.

    Prior period amounts were reclassified to conform to the current period presentation for the above line items. Additionally, certain other reclassifications have been made to prior period amounts in the Consolidated Statement of Income (Loss) and Consolidated Balance Sheet to conform to the current period presentation. See Notes 3 and 4 herein for revisions and reclassifications to prior period amounts attributable to discontinued operations.

Recent Events

    AIG completed the Recapitalization (described below) and has substantially completed its asset disposition plan and has executed multiple capital markets transactions.

Recapitalization

    On January 14, 2011 (the Closing), AIG completed a series of integrated transactions to recapitalize AIG (the Recapitalization) with the United States Department of the Treasury (the Department of the Treasury), the Federal Reserve Bank of New York (the FRBNY) and the AIG Credit Facility Trust (the Trust), including the repayment of all amounts owed under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Facility). AIG recognized a loss on extinguishment of debt in the first quarter of 2011, representing primarily accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility on January 14, 2011.

Repayment and Termination of the FRBNY Credit Facility

    At the Closing, AIG repaid to the FRBNY approximately $21 billion in cash, representing complete repayment of all amounts owed under the FRBNY Credit Facility, and the FRBNY Credit Facility was terminated. The funds for the repayment came from the net cash proceeds from AIG's sale of 67 percent of the ordinary shares of AIA Group Limited (AIA) in its initial public offering and from AIG's sale of American Life Insurance Company (ALICO). These funds were loaned to AIG, in the form of secured limited recourse debt (the SPV Intercompany Loans), from the special purpose vehicles that held the proceeds of the AIA IPO and the ALICO sale (the AIA SPV and the ALICO SPV, respectively, and collectively, the SPVs, and such loans, the SPV Intercompany Loans). The SPV Intercompany Loans are secured by pledges and any proceeds received from the sale by AIG and certain of its subsidiaries of, among other collateral, all or part of their equity interests in Nan Shan Life Insurance Company, Ltd. (Nan Shan) and International Lease Finance Corporation (ILFC and, together with Nan Shan, the Designated Entities), as well as the remaining AIA ordinary shares held by the AIA SPV. Until their

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

sale on February 1, 2011, AIG's Japan-based life insurance subsidiaries, AIG Star Life Insurance Company Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison), were also Designated Entities.

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

    AIG used the Series F Closing Drawdown Amount to repurchase all of the FRBNY's preferred interests in the SPVs (the SPV Preferred Interests). AIG transferred the SPV Preferred Interests to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock described below.

    The Department of the Treasury, so long as it holds SPV Preferred Interests, has the right, subject to existing contractual restrictions, to require AIG to dispose of the remaining AIA common shares held by the AIA SPV. In addition, the consent of the Department of the Treasury, so long as it holds SPV Preferred Interests, will be required for AIG to take specified significant actions with respect to the Designated Entities, including initial public offerings, sales, significant acquisitions or dispositions and incurrence of specified levels of indebtedness. If any SPV Preferred Interests are outstanding on May 1, 2013, the Department of the Treasury will have the right to compel the sale of all or a portion of one or more of the Designated Entities on terms that it will determine.

    As a result of these transactions, the SPV Preferred Interests are no longer considered permanent equity on AIG's balance sheet, and are classified as Redeemable noncontrolling nonvoting, callable, junior preferred interests in partially owned consolidated subsidiaries held by the Department of the Treasury.

Issuance of AIG's Series G Preferred Stock

    At the Closing, AIG and the Department of the Treasury amended and restated the Series F SPA to provide for the issuance of 20,000 shares of Series G Preferred Stock by AIG to the Department of the Treasury. The Series G Preferred Stock was issued with a liquidation preference of zero, which will increase by the amount of any funds drawn down by AIG under the Series G Drawdown Right from the Closing until March 31, 2012 (or the earlier termination of the Series G Drawdown Right).

    Dividends on the Series G Preferred Stock are payable on a cumulative basis at a rate per annum of 5 percent, compounded quarterly, of the aggregate liquidation preference outstanding from time to time of the Series G Preferred Stock and may be paid, at AIG's option, in cash or in increases in the liquidation preference.

    The available funding under the Series G Drawdown Right that may be used for general corporate purposes will be reduced by the amount of net proceeds of future AIG equity offerings. Net proceeds from an equity offering in excess of the available funding under the Series G Drawdown Right will be required to be used to pay down any liquidation preference of the Series G Preferred Stock. The Series G Preferred Stock is redeemable at any time in cash at AIG's option, at a redemption price equal to the liquidation preference plus accrued and unpaid dividends.

    If the Series G Preferred Stock has an outstanding liquidation preference on March 31, 2012, it will be converted into a number of shares of AIG common stock, par value $2.50 per share (AIG Common Stock), equal to the amount of the liquidation preference on that date plus accrued and unpaid dividends divided by $29.29.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Exchange of AIG's Series C, E and F Preferred Stock for AIG Common Stock and Series G Preferred Stock

    At the Closing:

  •
  the shares of AIG's Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (the Series C Preferred Stock), held by the Trust were exchanged for 562,868,096 shares of newly issued AIG Common Stock which were subsequently transferred by the Trust to the Department of the Treasury;

  •
  the shares of AIG's Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series E Preferred Stock), held by the Department of the Treasury were exchanged for 924,546,133 newly issued shares of AIG Common Stock;

  •
  the shares of the Series F Preferred Stock held by the Department of the Treasury were exchanged for (a) the SPV Preferred Interests, (b) 20,000 shares of the Series G Preferred Stock and (c) 167,623,733 shares of newly issued AIG Common Stock; and

  •
  as a result of the Recapitalization and at March 31, 2011, the Department of the Treasury holds 1,655,037,962 shares of AIG Common Stock, representing ownership of approximately 92.2 percent of outstanding AIG Common Stock.

    The issuance of AIG Common Stock as described above significantly affected the determination of net income attributable to common shareholders and the weighted average shares outstanding, both of which are used to compute earnings per share. See Note 12 herein for further discussion.

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

    AIG has the right to:

  •
  raise up to $3 billion (and up to an additional $4 billion with the consent of the Department of the Treasury) by January 14, 2012 in a registered primary offering; and

  •
  raise the greater of $2 billion and the amount of the projected deficit if the AIG Board of Directors determines, after consultation with the Department of the Treasury, that due to events affecting AIG's insurance subsidiaries, AIG Parent's reasonably projected aggregate liquidity (cash, cash equivalents and commitments of credit, but not the Series G Drawdown Right) will fall below $8 billion within 12 months of the date of such determination.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Issuance of Warrants to Purchase AIG Common Stock

    On January 19, 2011, as part of the Recapitalization, AIG issued to the holders of record of AIG Common Stock as of January 13, 2011, by means of a dividend, ten-year warrants to purchase a total of 74,997,778 shares of AIG Common Stock at an exercise price of $45.00 per share. AIG retained 67,650 of these warrants for tax withholding purposes. Warrants were not issued to the Trust, the Department of the Treasury or the FRBNY.

Sales of Businesses

•
On February 1, 2011, AIG completed the sale of AIG Star and AIG Edison to Prudential Financial, Inc., for $4.8 billion, consisting of $4.2 billion in cash and $0.6 billion in the assumption of third-party debt. Of the $4.2 billion in cash, AIG retained $2 billion to support the capital of Chartis pursuant to an agreement with the Department of the Treasury, and caused the remaining amount to be applied to repay the Department of the Treasury's SPV Preferred Interests. AIG recognized a pre-tax gain of $1.9 billion on the sale which is reflected in Net income from discontinued operations in the Consolidated Statement of Income.

•
On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. (Nan Shan) for $2.16 billion in cash.

    See Note 4 to the Consolidated Financial Statements for additional information on these transactions.

Sale of MetLife Securities

    On March 1, 2011, AIG entered into a Coordination Agreement among the ALICO SPV, AIG and MetLife, Inc. (MetLife) regarding a series of integrated transactions (the MetLife Disposition) whereby MetLife agreed to allow AIG to offer for sale the MetLife securities that AIG received when it sold ALICO to MetLife earlier than contemplated under the original terms of the ALICO sale (the ALICO Sale). The MetLife Disposition included (i) the sale of MetLife common stock, par value $0.01 per share, and the sale of common equity units of MetLife pursuant to two separate underwritten public offerings and (ii) the sale by the ALICO SPV of MetLife preferred stock to MetLife.

    In connection with the MetLife Disposition, on March 1, 2011, AIG and the ALICO SPV also entered into a letter agreement with the Department of the Treasury pursuant to which AIG and the ALICO SPV received the consent of the Department of the Treasury to the MetLife Disposition. AIG completed the MetLife Disposition on March 8, 2011 for a total of $9.6 billion and used $6.6 billion of the proceeds to repay all of the liquidation preference and accrued return of the Department of the Treasury's ALICO SPV Preferred Interests and a portion of the liquidation preference and accrued return of the Department of the Treasury's AIA SPV Preferred Interests. AIG recognized a loss of $348 million on the disposition in the quarter ended March 31, 2011, representing the decline in securities value since December 31, 2010 due to market conditions. Of this amount, $191 million is reflected in Net realized capital losses and $157 million is reflected in Net investment income in the Consolidated Statement of Income (Loss). The remaining proceeds were placed in escrow to secure indemnities provided to MetLife under the original terms of the ALICO stock purchase agreement as described in Note 11 herein.

Liquidity Assessment

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

    AIG believes that it has sufficient liquidity to meet future liquidity requirements, including reasonably foreseeable contingencies and events.

Supplementary Disclosure of Cash Flow Information

Three Months Ended March 31, (in millions)	2011	2010

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest*	$(5,796)	$(1,047)
Taxes	$(384)	$(604)
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,255	$2,086
Debt assumed on consolidation of variable interest entities	$-	$2,591
Debt assumed on acquisition	$-	$164

*
Includes payment of FRBNY credit facility accrued compounded interest of $4.7 billion in the three months ended March 31, 2011.

 2. Summary of Significant Accounting Policies

Recent Accounting Standards

Future Application of Accounting Standards

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring

    In April 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update that amends the guidance for a creditor's evaluation of whether a restructuring is a troubled debt restructuring and requires additional disclosures about a creditor's troubled debt restructuring activities. The new standard clarifies the existing guidance on the two criteria used by creditors to determine whether a modification or restructuring is a troubled debt restructuring: (i) whether the creditor has granted a concession and (ii) whether the debtor is experiencing financial difficulties. The new standard is effective for interim and annual periods beginning on July 1, 2011 with early adoption permitted. AIG is required to apply the guidance in the accounting standard retrospectively for all modifications and restructuring activities that have occurred since January 1, 2011. For receivables that are newly considered impaired under the guidance, AIG is required to measure the impairment of those receivables prospectively in the first period of adoption. In addition, AIG must begin providing the disclosures about troubled debt restructuring activities in the period of adoption. AIG is currently assessing the effect of adoption of this new standard on its consolidated financial condition, results of operations and cash flows.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

    In October 2010, the FASB issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

application is also permitted. AIG elected not to early adopt the standard and has not yet determined whether it will subsequently adopt it prospectively or retrospectively. Upon adoption, retrospective application would result in a reduction to beginning retained earnings for the earliest period presented, whereas prospective application would result in higher amortization expense being recognized in current and future periods relative to the retrospective method. The accounting standard update will result in a decrease in the amount of capitalized costs in connection with the acquisition or renewal of insurance contracts as AIG will only defer costs that are incremental and directly related to the successful acquisition of new or renewal business. AIG is currently assessing the effect of adoption of this new standard on its consolidated financial condition, results of operations and cash flows.

Accounting Standards Adopted During 2011

    AIG adopted the following accounting standards during the first quarter of 2011:

Consolidation of Investments in Separate Accounts

    In April 2010, the FASB issued an accounting standard that clarifies that an insurance company should not combine any investments held in separate account interests with its interest in the same investment held in its general account when assessing the investment for consolidation. Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. The standard also provides guidance on how an insurer should consolidate an investment fund in situations in which the insurer concludes that consolidation of an investment is required and the insurer's interest is through its general account in addition to any separate accounts. The new standard became effective for AIG on January 1, 2011. The adoption of this new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures

    In January 2010, the FASB issued updated guidance that requires fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the rollforward of Level 3 activity. Also, this updated fair value guidance clarifies the disclosure requirements about the level of disaggregation and valuation techniques and inputs. This new guidance was effective for AIG beginning on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements within the rollforward of Level 3 activity, which were effective for AIG beginning on January 1, 2011. See Note 6 herein.

3. Segment Information

    AIG reports the results of its operations through three reportable segments: Chartis, SunAmerica Financial Group (SunAmerica) and Financial Services. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations and net (gains) losses on sales of divested businesses, because AIG believes that this provides more meaningful information on how its operations are performing.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by reportable segment:

	Reportable Segment
						Consolidation and Eliminations
(in millions)	Chartis	SunAmerica	Financial Services	Other Operations	Total		Consolidated

Three Months Ended March 31, 2011
Total revenues	$9,877	$3,839	$1,568	$2,332	$17,616	$(180)	$17,436
Pre-tax income (loss)	(416)	940	325	(2,205)	(1,356)	(24)	(1,380)

Three Months Ended March 31, 2010
Total revenues	$9,181	$3,226	$1,290	$5,241	$18,938	$(383)	$18,555
Pre-tax income (loss)	1,348	327	(202)	203	1,676	(35)	1,641

The following table presents AIG's insurance operations by operating segment:

(in millions)	Chartis U.S.	Chartis International	Total Chartis	Domestic Life Insurance	Domestic Retirement Services	Total SunAmerica

Three Months Ended March 31, 2011
Total revenues	$5,422	$4,455	$9,877	$1,962	$1,877	$3,839
Pre-tax income (loss)	224	(640)	(416)	338	602	940

Three Months Ended March 31, 2010
Total revenues	$5,403	$3,778	$9,181	$1,934	$1,292	$3,226
Pre-tax income (loss)	730	618	1,348	227	100	327

The following table presents AIG's Financial Services operations by operating segment:

(in millions)	Aircraft Leasing	Capital Markets	Other	Total	Consolidation and Eliminations	Total Financial Services

Three Months Ended March 31, 2011
Total revenues	$1,159	$370	$40	$1,569	$(1)	$1,568
Pre-tax income (loss)	120	277	(72)	325	-	325

Three Months Ended March 31, 2010
Total revenues	$1,218	$(22)	$121	$1,317	$(27)	$1,290
Pre-tax income (loss)	(81)	(86)	(35)	(202)	-	(202)

The following table presents components of AIG's Other operations:

			Asset Management Operations
(in millions)	Parent & Other	Mortgage Guaranty	Direct Investment Business	Institutional Asset Management	Divested Businesses	Change in ML III	Consolidation and Eliminations	Total Other Operations

Three Months Ended March 31, 2011
Total revenues	$690	$238	$561	$83	$35	$744	$(19)	$2,332
Pre-tax income (loss)	(3,441)	7	448	15	22	744	-	(2,205)

Three Months Ended March 31, 2010
Total revenues	$659	$298	$48	$214	$3,355	$751	$(84)	$5,241
Pre-tax income (loss)	(1,098)	96	(147)	(74)	675	751	-	203

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Discontinued Operations and Held-for-Sale Classification

Discontinued Operations

AIG Star and AIG Edison Sale

    On September 30, 2010, AIG entered into a definitive agreement with Prudential Financial, Inc. for the sale of its Japan-based insurance subsidiaries, AIG Star and AIG Edison, for total consideration of $4.8 billion, including the assumption of certain outstanding debt totaling $0.6 billion owed by AIG Star and AIG Edison. The transaction closed on February 1, 2011 and AIG recognized a pre-tax gain of $1.9 billion on the sale which is reflected in Income from discontinued operations, net of income tax expense, in the Consolidated Statement of Income (Loss). AIG has no continuing significant involvement with or significant continuing cash flows from AIG Star and AIG Edison. In connection with the sale, AIG recorded a goodwill impairment charge of $1.3 billion in 2010.

Nan Shan Sale Agreement

    On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan for $2.16 billion to a Taiwan-based consortium. While AIG believes the consortium meets certain basic criteria established by the Financial Supervisory Commission of Taiwan, the transaction is still subject to regulatory approvals and customary closing conditions. The sale of Nan Shan is expected to be consummated in 2011. AIG continues to classify Nan Shan as a discontinued operation for all periods presented since AIG will not retain any interest or continuing involvement with Nan Shan and AIG is not expected to have significant continuing cash flows from Nan Shan.

    These transactions met the criteria for held for sale accounting and discontinued operations classification.

    Nan Shan, AIG Star and AIG Edison previously were components of the Foreign Life Insurance & Retirement Services reportable segment. Results from discontinued operations for the three months ended March 31, 2011 and 2010 include the results of AIG Star and AIG Edison through the date of disposal, and Nan Shan. Results from discontinued operations for the three months ended March 31, 2010 also include the results of ALICO and American General Finance, Inc. (AGF), which were sold during 2010. See Note 4 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for discussion of these sales and Note 11 herein for a discussion of guarantees and indemnifications associated with sales of businesses.

The following table summarizes income (loss) from discontinued operations:

Three Months Ended March 31, (in millions)	2011	2010

Revenues:
Premiums	$2,549	$5,030
Net investment income	712	1,892
Net realized capital gains (losses)	369	(151)
Other income	5	550

Total revenues	3,635	7,321

Benefits, claims and expenses	3,094	6,633
Interest expense allocation	2	19

Income from discontinued operations	539	669

Gain (loss) on sales	1,594	(107)

Income from discontinued operations, before income tax expense	2,133	562

Income tax expense	480	219

Income from discontinued operations, net of income tax expense	$1,653	$343

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Held-for-Sale Classification

    The aggregate held-for-sale assets and liabilities are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet at March 31, 2011 for Nan Shan and December 31, 2010 for Nan Shan, AIG Star and AIG Edison.

The following table summarizes assets and liabilities held for sale:

(in millions)	March 31, 2011	December 31, 2010

Assets:
Fixed maturity securities	$42,016	$77,905
Deferred policy acquisition costs	3,628	7,095
Mortgage and other loans receivable, net	4,111	5,584
Equity securities	2,766	4,488
Other invested assets	2,038	4,167
Short-term investments	1,488	3,670
Separate account assets	3,934	3,745
Other assets	(1,228)	544

Assets of businesses held for sale	58,753	107,198

Flight equipment*	27	255

Total assets held for sale	$58,780	$107,453

Liabilities:
Future policy benefits for life and accident and health insurance contracts	$46,220	$61,767
Policyholder contract deposits	1,542	26,847
Separate account liabilities	3,934	3,745
Other long-term debt	-	525
Other liabilities	2,540	4,428

Total liabilities held for sale	$54,236	$97,312

*
Represents one and nine aircraft that remain to be sold under agreements for sale by ILFC as of March 31, 2011 and December 31, 2010, respectively.

 5. Business Combination

    On March 31, 2010, AIG, through a Chartis International subsidiary, purchased additional voting shares in Fuji Fire & Marine Insurance Company Limited (Fuji), a publicly traded Japanese insurance company with property/casualty insurance operations and a life insurance subsidiary. The acquisition of the additional voting shares for $145 million increased Chartis International's total voting ownership interest in Fuji from 41.7 percent to 54.8 percent, which resulted in Chartis International obtaining control of Fuji. This acquisition was consistent with Chartis International's desire to increase its share in the substantial Japanese insurance market, which is undergoing significant consolidation, and to achieve cost savings from synergies.

    In February 2011 Chartis announced a cash tender offer for all of the remaining common shares and stock acquisition rights of Fuji that it did not previously own. The tender offer period expired on March 24, 2011, and approximately 305 million shares were tendered at an offer price of 146 Yen per share ($1.76 per share) for a purchase price of $538 million. As of March 31, 2011, Chartis owned 98.4 percent of Fuji's outstanding voting shares.

    The 2011 purchase was accounted for as an equity transaction because AIG previously consolidated Fuji due to its controlling interest. Accordingly, the difference between the fair value of the consideration paid of $538 million and the carrying value of the noncontrolling interest acquired of $509 million was recognized as a reduction of AIG's equity. Identifiable net assets remained unchanged and there was no gain or loss recorded in consolidated net income.

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

  •
  equity interest in AIA accounted for under the fair value option;

  •
  certain short-term investments;

  •
  securities purchased under agreements to resell included in Short-term investments;

  •
  securities sold under agreements to repurchase and securities and spot commodities sold but not yet purchased included in Other liabilities;

  •
  separate account assets;

  •
  certain policyholder contract deposits;

  •
  certain trust deposits and deposits due to banks and other depositors included in Other liabilities;

  •
  certain long-term debt; and

  •
  certain hybrid financial instruments included in Other liabilities.

    The fair value of a financial instrument is the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between willing, able and knowledgeable market participants at the measurement date.

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

  •
  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government and agency securities, most investment-grade and high-yield corporate bonds, certain residential mortgage-backed securities (RMBS), certain commercial mortgage-backed securities (CMBS) and certain collateralized loan obligations/asset backed securities (CLO/ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, securities purchased (sold) under agreements to resell (repurchase), certain mutual fund and hedge fund investments, certain interest rate, currency and commodity derivative contracts, guaranteed investment agreements (GIAs) for the Direct Investment business, other long-term debt and physical commodities.

  •
  Level 3:  Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. These measurements include circumstances in which there is little, if any, market activity for the asset or liability. Therefore, AIG must make certain assumptions as to the inputs a hypothetical market participant would use to value that asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain RMBS, CMBS and collateralized debt obligations/asset backed securities (CDO/ABS), corporate debt, certain municipal and sovereign debt, certain derivative contracts (including Capital Markets super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG's non-financial instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

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

Valuation Methodologies

Incorporation of Credit Risk in Fair Value Measurements

  •
  AIG's Own Credit Risk.    Fair value measurements for certain Direct Investment business debt, GIAs, structured note liabilities and freestanding derivatives, as well as Capital Markets derivatives, incorporate AIG's own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG credit default swap or cash bond spreads. A derivative counterparty's net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with AIG, as well as cash collateral posted by AIG with the counterparty at the balance sheet date.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    A CDS is a derivative contract that allows the transfer of third party credit risk from one party to the other. The buyer of the CDS pays an upfront and/or periodic premium to the seller. The seller's payment obligation is triggered by the occurrence of a credit event under a specified reference security and is determined by the loss on that specified reference security. The present value of the amount of the upfront and/or periodic premium therefore represents a market-based expectation of the likelihood that the specified reference party will fail to perform on the reference obligation, a key market observable indicator of non-performance risk (the CDS spread).

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

    Management is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions. AIG employs independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair values based upon relevant methodologies and assumptions for individual instruments. When AIG's valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a quote, which is generally non-binding, or by employing widely accepted valuation models.

    Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation models, provide a single fair value measurement for individual securities for which a fair value has been requested under the terms of service agreements. The inputs used by the valuation service providers include, but are not limited to, market prices from recently completed transactions and transactions of comparable securities, benchmark yields, interest rate yield curves, credit spreads, currency rates, quoted prices for similar securities and other market-observable information, as applicable. The valuation models take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate, credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Fixed Maturity Securities issued by Government Entities

    For most debt securities issued by government entities, AIG obtains fair value information from independent third-party valuation service providers, as quoted prices in active markets are generally only available for limited debt securities issued by government entities. The fair values received from these valuation service providers may be based on a market approach using matrix pricing, which considers a security's relationship to other securities for which quoted prices in an active market may be available, or alternatively based on an income approach, which uses valuation techniques to convert future cash flows to a single present value amount.

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

Maiden Lane II and Maiden Lane III

    At their inception, AIG's interests in ML II and ML III were valued and recorded at the transaction prices of $1 billion and $5 billion, respectively. Subsequently, the Maiden Lane Interests have been valued using a discounted cash flow methodology that uses the estimated future cash flows of the Maiden Lane assets to which the Maiden Lane Interests are entitled and the discount rates applicable to such Interests as derived by the model from the fair value of the entire asset pool. These implicit discount rates are calibrated to the changes in the estimated asset values of the underlying assets commensurate with AIG's Interests in the capital structure of the respective entities and the timing of estimated cash flows. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

    The fair value methodology used since inception for the Maiden Lane Interests had assumed that the underlying collateral would continue to be held and generate cash flows into the foreseeable future and did not assume a current liquidation of the assets underlying the Maiden Lane Interests. As a result of the announcement on March 31, 2011 by the FRBNY of its plan to begin selling the assets in the ML II portfolio over time through a competitive sales process, AIG modified its methodology for estimating the fair value of its interest in ML II as of March 31, 2011 to incorporate the assumption of a current liquidation. The impact of this change in methodology was an increase in fair value of $95 million as of March 31, 2011. AIG does not believe a change in

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the fair value methodology used for its interest in ML III is appropriate at this time based on current available information. Other methodologies employed or assumptions made in determining fair value for these investments could result in amounts that differ significantly from the amounts reported.

    Adjustments to the fair value of AIG's interest in ML II are recorded in the Consolidated Statement of Income (Loss) in Net investment income for SunAmerica's domestic life insurance companies. Adjustments to the fair value of AIG's interest in ML III are recorded in the Consolidated Statement of Income (Loss) in Net investment income for AIG's Other operations.

    As of March 31, 2011, AIG expects to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, on the Maiden Lane Interests after repayment of the first priority obligations owed to the FRBNY. AIG's fair value methodology considers the capital structure of the collateral securities and their expected credit losses from the underlying asset pools. The fair value of AIG's interest in ML II is most affected by the liquidation proceeds realized by the FRBNY from the sale of the collateral securities. A 10 percent change in the liquidation proceeds realized by the FRBNY would result in a change of approximately $280 million in the fair value of the ML II interest. The fair value of AIG's interest in ML III is most affected by changes in the discount rates and changes in the estimated future collateral cash flows used in the valuation model. Changes in estimated future cash flows for ML III would primarily be the result of changes in expectations of defaults, recoveries and prepayments on underlying loans.

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

Changes in the discount rate or the estimated future cash flows used in the valuation would alter AIG's estimate of the fair value of AIG's interest in ML III as shown in the table below.

Three Months Ended March 31, 2011 (in millions)	Maiden Lane III Fair Value Change

Discount Rates:
200 basis point increase	$(751)
200 basis point decrease	865
400 basis point increase	(1,408)
400 basis point decrease	1,866

Estimated Future Cash Flows:
10% increase	850
10% decrease	(868)
20% increase	1,686
20% decrease	(1,750)

    If the FRBNY were to similarly announce a plan to liquidate the assets of ML III at their estimated fair values, the impact of the change in AIG's assumptions would be an increase in the fair value of AIG's interest in ML III by approximately $370 million at March 31, 2011.

    AIG believes that the ranges of discount rates used in these analyses are reasonable on the basis of implied spread volatilities of similar collateral securities and implied volatilities of LIBOR interest rates. The ranges of estimated future cash flows were determined on the basis of variability in estimated future cash flows implied by cumulative loss estimates for similar instruments. Because of these factors, the fair values of the Maiden Lane Interests are likely to vary, perhaps materially, from the amounts estimated.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity Securities Traded in Active Markets — Trading and Available for Sale

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

    AIG also reports securities purchased under agreements to resell in Short-term investments in the Consolidated Balance Sheet. AIG estimates the fair value of receivables arising from securities purchased under agreements to resell using dealer quotations, discounted cash flow analyses and/or internal valuation models. This methodology considers such factors as the coupon rate, yield curves, prepayment rates and other relevant factors.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    Fair value measurements for embedded derivatives associated with variable annuity and equity-indexed annuity and life contracts incorporate AIG insurance subsidiaries' own risk of non-performance by reflecting a market participant's view of AIG insurance subsidiaries' claims paying ability. AIG therefore incorporates an additional spread to the interest rate swap curve to value the embedded policy derivatives.

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

    Regulatory capital portfolio: In the case of credit default swaps written to facilitate regulatory capital relief, AIG estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG continues to reassess the expected maturity of the portfolio. AIGFP has not been required to make any payments as part of terminations initiated by counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the capital regulations promulgated by the Basel Committee on Banking Supervision, known as Basel I. In December 2010, the Basel Committee on Banking Supervision finalized a new framework for international capital and liquidity standards known as Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties and thus may impact the period of time that such counterparties are expected to hold the positions. In assessing the fair value of the regulatory capital CDS transactions, AIG also considers other market data to the extent relevant and available. For further discussion, see Note 10 herein.

    Multi-sector CDO portfolios: AIG uses a modified version of the Binomial Expansion Technique (BET) model to value AIGFP's credit default swap portfolio written on super senior tranches of multi-sector collateralized debt obligations (CDOs) of ABS. The BET model was developed in 1996 by a major rating agency to generate expected loss estimates for CDO tranches and derive a credit rating for those tranches, and remains widely used.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 58.9 percent of the underlying securities used in the valuation at March 31, 2011. When a price for an individual security is not provided by a CDO collateral manager, AIG derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

    Corporate debt/Collateralized loan obligation (CLO) portfolios: In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIG uses a mathematical model that produces results that are closely aligned with prices received from third parties. This methodology is widely used by other market participants and uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices as inputs. One transaction, representing two percent of the total notional amount of the corporate debt transactions, is valued using third party quotes given its unique attributes.

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

Other Liabilities

    Other liabilities measured at fair value include securities sold under agreements to repurchase and securities and spot commodities sold but not yet purchased. AIG estimates the fair value of liabilities arising from securities sold under agreements to repurchase under dealer quotations, discounted cash flow analyses and/or internal valuation models. This methodology considers such factors as the coupon rate, yield curves, prepayment rates and other relevant factors. Fair values for securities sold but not yet purchased are based on current market prices. Fair values of spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

March 31, 2011 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$122	$6,770	$-	$-	$-	$6,892
Obligations of states, municipalities and Political subdivisions	-	43,129	702	-	-	43,831
Non-U.S. governments	963	15,248	5	-	-	16,216
Corporate debt	-	129,991	1,235	-	-	131,226
RMBS	-	19,077	6,868	-	-	25,945
CMBS	-	3,241	4,316	-	-	7,557
CDO/ABS	-	2,791	3,857	-	-	6,648

Total bonds available for sale	1,085	220,247	16,983	-	-	238,315

Bond trading securities:
U.S. government and government sponsored entities	58	6,655	-	-	-	6,713
Obligations of states, municipalities and Political subdivisions	-	295	-	-	-	295
Non-U.S. governments	-	171	-	-	-	171
Corporate debt	-	995	18	-	-	1,013
RMBS	-	1,679	99	-	-	1,778
CMBS	-	1,615	523	-	-	2,138
CDO/ABS	-	4,740	10,461	-	-	15,201

Total bond trading securities	58	16,150	11,101	-	-	27,309

Equity securities available for sale:
Common stock	3,535	6	63	-	-	3,604
Preferred stock	-	59	63	-	-	122
Mutual funds	74	73	-	-	-	147

Total equity securities available for sale	3,609	138	126	-	-	3,873

Equity securities trading	45	117	1	-	-	163
Mortgage and other loans receivable	-	138	-	-	-	138
Other invested assets(c)	12,914	1,745	7,070	-	-	21,729
Derivative assets:
Interest rate contracts	-	9,044	1,021	-	-	10,065
Foreign exchange contracts	-	117	16	-	-	133
Equity contracts	66	176	65	-	-	307
Commodity contracts	-	50	15	-	-	65
Credit contracts	-	2	384	-	-	386
Other contracts	7	705	194	-	-	906
Counterparty netting and cash collateral	-	-	-	(3,841)	(3,024)	(6,865)

Total derivative assets	73	10,094	1,695	(3,841)	(3,024)	4,997

Short-term investments(d)	3,123	14,553	-	-	-	17,676
Separate account assets	53,575	2,895	-	-	-	56,470
Other assets	-	8	-	-	-	8

Total	$74,482	$266,085	$36,976	$(3,841)	$(3,024)	$370,678

Liabilities:
Policyholder contract deposits	$-	$-	$369	$-	$-	$369
Derivative liabilities:
Interest rate contracts	-	6,295	402	-	-	6,697
Foreign exchange contracts	-	244	-	-	-	244
Equity contracts	1	271	31	-	-	303
Commodity contracts	-	46	-	-	-	46
Credit contracts(e)	-	3	3,804	-	-	3,807
Other contracts	-	80	200	-	-	280
Counterparty netting and cash collateral	-	-	-	(3,841)	(2,036)	(5,877)

Total derivative liabilities	1	6,939	4,437	(3,841)	(2,036)	5,500

Other long-term debt	-	10,608	996	-	-	11,604
Other liabilities(f)	77	1,277	-	-	-	1,354

Total	$78	$18,824	$5,802	$(3,841)	$(2,036)	$18,827

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$142	$7,208	$-	$-	$-	$7,350
Obligations of states, municipalities and Political subdivisions	4	46,007	609	-	-	46,620
Non-U.S. governments	719	14,620	5	-	-	15,344
Corporate debt	8	124,088	2,262	-	-	126,358
RMBS	-	13,441	6,367	-	-	19,808
CMBS	-	2,807	3,604	-	-	6,411
CDO/ABS	-	2,170	4,241	-	-	6,411

Total bonds available for sale	873	210,341	17,088	-	-	228,302

Bond trading securities:
U.S. government and government sponsored entities	339	6,563	-	-	-	6,902
Obligations of states, municipalities and Political subdivisions	-	316	-	-	-	316
Non-U.S. governments	-	125	-	-	-	125
Corporate debt	-	912	-	-	-	912
RMBS	-	1,837	91	-	-	1,928
CMBS	-	1,572	506	-	-	2,078
CDO/ABS	-	4,490	9,431	-	-	13,921

Total bond trading securities	339	15,815	10,028	-	-	26,182

Equity securities available for sale:
Common stock	3,577	61	61	-	-	3,699
Preferred stock	-	423	64	-	-	487
Mutual funds	316	79	-	-	-	395

Total equity securities available for sale	3,893	563	125	-	-	4,581

Equity securities trading	6,545	106	1	-	-	6,652
Mortgage and other loans receivable	-	143	-	-	-	143
Other invested assets(c)	12,281	1,661	7,414	-	-	21,356
Derivative assets:
Interest rate contracts	1	13,146	1,057	-	-	14,204
Foreign exchange contracts	14	172	16	-	-	202
Equity contracts	61	233	65	-	-	359
Commodity contracts	-	69	23	-	-	92
Credit contracts	-	2	377	-	-	379
Other contracts	8	923	144	-	-	1,075
Counterparty netting and cash collateral	-	-	-	(6,298)	(4,096)	(10,394)

Total derivative assets	84	14,545	1,682	(6,298)	(4,096)	5,917

Short-term investments(d)	5,401	18,459	-	-	-	23,860
Separate account assets	51,607	2,825	-	-	-	54,432
Other assets	-	14	-	-	-	14

Total	$81,023	$264,472	$36,338	$(6,298)	$(4,096)	$371,439

Liabilities:
Policyholder contract deposits	$-	$-	$445	$-	$-	$445
Derivative liabilities:
Interest rate contracts	-	9,387	325	-	-	9,712
Foreign exchange contracts	14	324	-	-	-	338
Equity contracts	-	286	43	-	-	329
Commodity contracts	-	68	-	-	-	68
Credit contracts(e)	-	5	4,175	-	-	4,180
Other contracts	-	52	256	-	-	308
Counterparty netting and cash collateral	-	-	-	(6,298)	(2,902)	(9,200)

Total derivative liabilities	14	10,122	4,799	(6,298)	(2,902)	5,735

Other long-term debt	-	11,161	982	-	-	12,143
Other liabilities(f)	391	2,228	-	-	-	2,619

Total	$405	$23,511	$6,226	$(6,298)	$(2,902)	$20,942

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.9 billion and $124 million, respectively, at March 31, 2011 and $1.4 billion and $109 million, respectively, at December 31, 2010.

(c)
Included in Level 1 are $12.2 billion and $11.1 billion at March 31, 2011 and December 31, 2010, respectively, of AIA shares publicly traded on the Hong Kong Stock Exchange. Approximately 4 percent and 5 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at March 31, 2011 and December 31, 2010, respectively. AIG's ownership in these funds represented 62.4 percent, or $0.9 billion, of Level 3 assets at March 31, 2011 and 68.6 percent, or $1.3 billion, of Level 3 assets at December 31, 2010.

(d)
Included in Level 2 is the fair value of $0.8 billion and $1.6 billion at March 31, 2011 and December 31, 2010, respectively, of securities purchased under agreements to resell.

(e)
Included in Level 3 is the fair value derivative liability of $3.2 billion and $3.7 billion at March 31, 2011 and December 31, 2010, respectively, on the Capital Markets super senior credit default swap portfolio.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(f)
Included in Level 2 is the fair value of $1.2 billion, $95 million and $10 million at March 31, 2011 of securities sold under agreements to repurchase, securities and spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, respectively. Included in Level 2 is the fair value of $2.1 billion, $94 million and $15 million at December 31, 2010 of securities sold under agreements to repurchase, securities and spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, respectively.

 Transfers of Level 1 and Level 2 Assets and Liabilities

    AIG's policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. During the three-month period ended March 31, 2011, AIG transferred certain assets from Level 1 to Level 2, including approximately $121 million of investments in securities issued by foreign governments. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. AIG had no significant transfers from Level 2 to Level 1 during the three-month period ended March 31, 2011.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three-month periods ended March 31, 2011 and 2010 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Income (Loss) during those periods related to the Level 3 assets and liabilities that remained in the Consolidated Balance Sheet at March 31, 2011 and 2010:

(in millions)	Fair Value Beginning of Year(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended March 31, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities
and political subdivisions	$609	$-	$4	$112	$-	$(23)	$702	$-
Non-U.S. governments	5	-	-	-	-	-	5	-
Corporate debt	2,262	(3)	7	(33)	226	(1,224)	1,235	-
RMBS	6,367	(81)	533	38	11	-	6,868	-
CMBS	3,604	(27)	664	72	25	(22)	4,316	-
CDO/ABS	4,241	20	238	(455)	72	(259)	3,857	-

Total bonds available for sale	17,088	(91)	1,446	(266)	334	(1,528)	16,983	-

Bond trading securities:
Corporate debt	-	-	-	-	18	-	18	-
RMBS	91	2	-	6	-	-	99	2
CMBS	506	38	-	(58)	81	(44)	523	39
CDO/ABS	9,431	1,030	5	(5)	-	-	10,461	1,027 (a)

Total bond trading securities	10,028	1,070	5	(57)	99	(44)	11,101	1,068

Equity securities available for sale:
Common stock	61	15	(2)	(15)	6	(2)	63	-
Preferred stock	64	(2)	-	1	-	-	63	-

Total equity securities available for sale	125	13	(2)	(14)	6	(2)	126	-

Equity securities trading	1	-	-	-	-	-	1	-
Other invested assets	7,414	53	343	(350)	-	(390)	7,070	(192)

Total	$34,656	$1,045	$1,792	$(687)	$439	$(1,964)	$35,281	$876

Liabilities:
Policyholder contract deposits	$(445)	$79	$-	$(3)	$-	$-	$(369)	$(93)
Derivative liabilities, net:
Interest rate contracts	732	(116)	-	3	-	-	619	(25)
Foreign exchange contracts	16	-	-	-	-	-	16	-
Equity contracts	22	(7)	-	38	-	(19)	34	(7)
Commodity contracts	23	3	-	(11)	-	-	15	2
Credit contracts	(3,798)	382	-	(4)	-	-	(3,420)	381
Other contracts	(112)	4	25	50	-	27	(6)	(70)

Total derivative liabilities, net	(3,117)	266	25	76	-	8	(2,742)	281

Other long-term debt	(982)	(54)	-	61	(21)	-	(996)	(42)

Total	$(4,544)	$291	$25	$134	$(21)	$8	$(4,107)	$146

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair Value Beginning of Year(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Net Transfers	Activity of Discontinued Operations	Fair Value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended March 31, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$613	$(14)	$(7)	$109	$248	$(1)	$948	$-
Non-U.S. governments	753	-	-	-	-	(748)	5	-
Corporate debt	4,791	(19)	86	(109)	(535)	(297)	3,917	-
RMBS	6,654	(119)	442	(142)	31	(34)	6,832	-
CMBS	4,939	(318)	638	(91)	452	(1,224)	4,396	-
CDO/ABS	4,724	21	256	(12)	31	(444)	4,576	-

Total bonds available for sale	22,474	(449)	1,415	(245)	227	(2,748)	20,674	-

Bond trading securities:
U.S. government and government sponsored entities	16	-	-	-	-	(16)	-	-
Non-U.S. governments	56	-	-	(50)	2	(6)	2	-
Corporate debt	121	(5)	2	-	-	(111)	7	(5)
RMBS	4	1	-	-	-	-	5	1
CMBS	325	40	-	(7)	34	(98)	294	101
CDO/ABS	6,865	1,117	-	(87)	-	-	7,895	1,300 (a)

Total bond trading securities	7,387	1,153	2	(144)	36	(231)	8,203	1,397

Equity securities available for sale:
Common stock	35	(2)	5	1	-	(3)	36	-
Preferred stock	54	(5)	2	-	1	-	52	-
Mutual funds	6	-	-	-	-	(6)	-	-

Total equity securities available for sale	95	(7)	7	1	1	(9)	88	-

Equity securities trading	8	-	-	-	-	(7)	1	-
Other invested assets	6,910	(128)	287	(929)	(98)	(189)	5,853	(26)
Other assets	270	-	-	(270)	-	-	-	-
Separate account assets	1	-	-	-	-	(1)	-	-

Total	$37,145	$569	$1,711	$(1,587)	$166	$(3,185)	$34,819	$1,371

Liabilities:
Policyholder contract deposits	$(5,214)	$196	$-	$(139)	$-	$4,516	$(641)	$(185)
Derivative liabilities, net:
Interest rate contracts	(1,469)	98	-	96	(11)	-	(1,286)	(167)
Foreign exchange contracts	29	(1)	(1)	-	-	2	29	3
Equity contracts	74	(10)	-	-	(9)	-	55	(6)
Commodity contracts	22	(2)	-	-	-	-	20	(2)
Credit contracts	(4,545)	164	-	(529)	-	-	(4,910)	165
Other contracts	(176)	41	-	(3)	-	8	(130)	(3)

Total derivatives liabilities, net	(6,065)	290	(1)	(436)	(20)	10	(6,222)	(10)

Other long-term debt	(881)	(135)	-	555	(662)	-	(1,123)	136

Total	$(12,160)	$351	$(1)	$(20)	$(682)	$4,526	$(7,986)	$(59)

(a)
In 2011, AIG made revisions to the presentation to include income from ML III. The prior period has been revised to conform to the current period presentation.

(b)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Income (Loss) as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Policyholder Benefits and Claims Incurred	Total

Three Months Ended March 31, 2011
Bonds available for sale	$81	$(176)	$4	$-	$(91)
Bond trading securities	1,001	-	69	-	1,070
Equity securities available for sale	-	13	-	-	13
Other invested assets	46	(15)	22	-	53
Policyholder contract deposits	-	79	-	-	79
Derivative liabilities, net	-	(54)	320	-	266
Other long-term debt	-	-	(54)	-	(54)

Three Months Ended March 31, 2010
Bonds available for sale	$67	$(524)	$8	$-	$(449)
Bond trading securities	897	-	256	-	1,153
Equity securities available for sale	-	(7)	-	-	(7)
Other invested assets	56	(198)	14	-	(128)
Policyholder contract deposits	-	133	-	63	196
Derivative liabilities, net	-	-	290	-	290
Other long-term debt	-	-	(135)	-	(135)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above:

Three Months Ended March 31, 2011 (in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issuances and Settlements, Net*

Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$113	$-	$(1)	$112
Corporate debt	8	(19)	(22)	(33)
RMBS	317	(13)	(266)	38
CMBS	142	-	(70)	72
CDO/ABS	65	-	(520)	(455)

Total bonds available for sale	645	(32)	(879)	(266)

Bond trading securities:
RMBS	-	-	6	6
CMBS	-	(5)	(53)	(58)
CDO/ABS	3	-	(8)	(5)

Total bond trading securities	3	(5)	(55)	(57)

Equity securities available for sale:
Common stock	-	(15)	-	(15)
Preferred stock	-	-	1	1

Total equity securities available for sale	-	(15)	1	(14)

Other invested assets	114	(12)	(452)	(350)

Total assets	$762	$(64)	$(1,385)	$(687)

Liabilities:
Policyholder contract deposits	$-	$(9)	$6	$(3)
Derivative liabilities, net:
Interest rate contracts	-	-	3	3
Equity contracts	39	-	(1)	38
Commodity contracts	-	-	(11)	(11)
Credit contracts	-	-	(4)	(4)
Other contracts	-	-	50	50

Total derivative liabilities, net	39	-	37	76

Other long-term debt	-	-	61	61

Total liabilities	$39	$(9)	$104	$134

*
There were no issuances during the three months ended March 31, 2011.

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2011 and 2010 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

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

    AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $26 million of net losses related to assets and liabilities transferred into Level 3 during the three-month period ended March 31, 2011, and includes $5 million of net gains related to assets and liabilities transferred out of Level 3 during the three-month period ended March 31, 2011.

Transfers of Level 3 Assets

    During the three-month period ended March 31, 2011, transfers into Level 3 included certain CMBS and ABS, as well as private placement corporate debt. The transfers into Level 3 related to investments in certain CMBS were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. Transfers into Level 3 for private placement corporate debt and certain ABS were primarily the result of AIG adjusting matrix pricing information downward to better reflect the additional risk premium associated with those securities that AIG believes was not captured in the matrix.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable or when a long-term interest rate significant to a valuation becomes short-term and thus observable. In addition, transfers out of Level 3 arise when investments are no longer carried at fair value as the result of a change in the applicable accounting methodology, given changes in the nature and extent of AIG's ownership interest. During the three-month period ended March 31, 2011, transfers out of Level 3 primarily related to investments in private placement corporate debt, investments in certain CMBS and ABS and certain investment partnerships. Transfers out of Level 3 for private placement corporate debt and for ABS were primarily the result of AIG using observable pricing information or a third party pricing quote that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for CMBS investments were primarily due to increased observations of market transactions and price information for those securities. Certain investment partnerships were transferred out of Level 3 due to these investments no longer being carried at fair value, based on AIG's use of the equity method of accounting consistent with the changes to AIG's ownership and ability to exercise significant influence over the respective investments.

Transfers of Level 3 Liabilities

    During the three-month period ended March 31, 2011, there were no significant transfers into or out of Level 3 liabilities.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Investments in certain entities carried at fair value using net asset value per share

The following table includes information related to AIG's investments in certain other invested assets, including private equity funds, hedge funds and other alternative investments that calculate net asset value per share (or its equivalent). For these investments, which are measured at fair value on a recurring or non-recurring basis, AIG uses the net asset value per share as a practical expedient to measure fair value.

		March 31, 2011			December 31, 2010
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value		Unfunded Commitments	Fair Value Using Net Asset Value		Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,315		$1,038	$3,137		$1,151
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies	189		67	172		67
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	318		35	325		42
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	240		73	258		67
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies	308		129	373		147

Total private equity funds		4,370		1,342	4,265		1,474

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	948		2	1,310		2
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	825		-	1,038		-
Relative value	Funds that seek to benefit from market inefficiencies and value discrepancies between related investments	95		-	230		-
Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	330		10	369		20
Other	Non-U.S. companies, futures and commodities, macro and multi-strategy and industry-focused strategies	766		-	708		-

Total hedge funds		2,964		12	3,655		22

Total		$7,334	*	$1,354	$7,920	*	$1,496

*
Includes investments of entities classified as held for sale of $6 million and $415 million at March 31, 2011 and December 31, 2010, respectively.

    At March 31, 2011, private equity fund investments included above are not redeemable during the lives of the funds and have expected remaining lives that extend in some cases more than 10 years. At that date, 37 percent of the total above had expected remaining lives of less than three years, 53 percent between three and seven years and 10 percent between seven and 10 years. Expected lives are based upon legal maturity, which can be extended at the fund manager's discretion, typically in one-year increments.

    At March 31, 2011, hedge fund investments included above are redeemable monthly (14 percent), quarterly (51 percent), semi-annually (5 percent) and annually (30 percent), with redemption notices ranging from 1 day to 180 days. More than 83 percent require redemption notices of less than 90 days. Investments representing approximately 57 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions were put in place in 2008 and do not have stated end dates. The remaining restrictions, which have pre-defined end dates, are generally expected to be lifted by the end of 2012. The partial restrictions relate to certain hedge funds that hold

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

at least one investment that the fund manager deems to be illiquid. In order to treat investors fairly and to accommodate subsequent subscription and redemption requests, the fund manager isolates these illiquid assets from the rest of the fund until the assets become liquid.

Fair Value Measurements on a Non-Recurring Basis

    AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity-method investments, life settlement contracts, flight equipment primarily under operating leases, collateral securing foreclosed loans and real estate and other fixed assets, goodwill and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:
  •
  Cost and Equity-Method Investments:  When AIG determines that the carrying value of these assets may not be recoverable, AIG records the assets at fair value with the loss recognized in earnings. In such cases, AIG measures the fair value of these assets using the techniques discussed above in Valuation Methodologies — Direct Private Equity Investments — Other Invested Assets and Valuation Methodologies — Hedge Funds, Private Equity Funds and Other Investment Partnerships — Other Invested Assets.

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

  •
  Flight Equipment Primarily Under Operating Leases:  When AIG determines that the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in earnings. AIG measures the fair value of its commercial aircraft using an income approach based on the present value of all cash flows from existing contractual and projected lease payments (based on historical experience and current expectations regarding market participants), including net contingent rentals where appropriate, for the period extending to the end of the aircraft's economic life in its highest and best use configuration, plus its disposition value based on expectations of a market participant.

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

    See Notes 2(d), (f), (g) and (h) to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for additional information about how AIG tests various asset classes for impairment.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents assets (excluding discontinued operations) measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges:

					Impairment Charges
	Assets at Fair Value
					Three Months Ended March 31,
	Non-Recurring Basis
(in millions)	Level 1	Level 2	Level 3	Total	2011	2010

March 31, 2011
Investment real estate	$-	$-	$628	$628	$12	$284
Other investments	-	3	2,078	2,081	106	52
Aircraft	-	-	122	122	114	347
Other assets	-	-	-	-	-	7

Total	$-	$3	$2,828	$2,831	$232	$690

December 31, 2010
Investment real estate	$-	$-	$1,588	$1,588
Other investments	-	4	2,388	2,392
Aircraft	-	-	4,224	4,224
Other assets	-	-	2	2

Total	$-	$4	$8,202	$8,206

Fair Value Option

    Under the fair value option, AIG may elect to measure at fair value financial assets and financial liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

The following table presents the gains or losses recorded related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Three Months Ended March 31,
(in millions)	2011	2010

Assets:
Mortgage and other loans receivable	$(5)	$40
Trading securities	902	1,437
Trading – Maiden Lane II	251	160
Trading – Maiden Lane III	744	751
Retained interest in AIA	1,062	-
Other invested assets	2	(10)
Short-term investments	14	(4)

Liabilities:
Policyholder contract deposits	-	44
Debt	17	(485)
Other liabilities	(112)	34

Total gain*	$2,875	$1,967

*
Excludes discontinued operations gains or losses on instruments that are required to be carried at fair value. For instruments required to be carried at fair value, AIG recognized gains of $1.0 billion and losses of $8 million for the three months ended March 31, 2011 and 2010, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected. Included in these amounts were unrealized market valuation gains of $323 million and $119 million for the three months ended March 31, 2011 and 2010, respectively, related to Capital Markets super senior credit default swap portfolio.

    Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the Consolidated Statement of Income (Loss) depending on the nature of the instrument and related market conventions. For Direct Investment business-related activity, interest, dividend

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

income and interest expense are included in Other income. Otherwise, interest and dividend income are included in Net investment income in the Consolidated Statement of Income (Loss). Gains and losses on AIG's Maiden Lane interests are recorded in Net investment income. See Note 2(a) to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    During the three-month periods ended March 31, 2011 and 2010, AIG recognized losses of $11 million and $378 million, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	March 31, 2011			December 31, 2010
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$138	$187	$(49)	$143	$203	$(60)
Liabilities:
Long-term debt	$10,259	$8,655	$1,604	$10,778	$8,977	$1,801

    At March 31, 2011 and December 31, 2010, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

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

  •
  Other Invested Assets:  The majority of Other invested assets that are not measured at fair value represent investments in hedge funds, private equity funds and other investment partnerships for which AIG uses the equity method of accounting. The carrying value of AIG's investment in these funds is measured based on AIG's share of the funds' reported net asset value.

  •
  Cash and short-term investments:  The carrying values of these assets approximate fair values because of the relatively short period of time between origination and expected realization.

  •
  Policyholder contract deposits associated with investment-type contracts:  Fair values for policyholder contract deposits associated with investment-type contracts not accounted for at fair value were estimated for disclosure purposes using discounted cash flow calculations based upon interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. Where no similar contracts are being offered, the discount rate is the appropriate tenor swap rate (if available) or current risk-free interest rate consistent with the currency in which the cash flows are denominated.

  •
  Long-term debt:  Fair values of these obligations were determined for disclosure purposes by reference to quoted market prices, where available and appropriate, or discounted cash flow calculations based upon AIG's current market-observable implicit-credit-spread rates for similar types of borrowings with maturities consistent with those remaining for the debt being valued.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the carrying value and estimated fair value of AIG's financial instruments not measured at fair value:

	March 31, 2011		December 31, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets:
Mortgage and other loans receivable	$19,553	$19,956	$20,094	$20,285
Other invested assets*	19,819	19,448	19,472	18,864
Short-term investments	21,196	21,196	19,878	19,878
Cash	1,801	1,801	1,558	1,558
Liabilities:
Policyholder contract deposits associated with investment-type contracts	103,691	113,360	102,585	112,710
Long-term debt (including Federal Reserve Bank of New York credit facility)	70,562	71,059	94,318	93,745

*
Excludes aircraft asset investments held by non-Financial Services subsidiaries.

 7. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

March 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$6,822	$153	$(83)	$6,892	$-
Obligations of states, municipalities and political subdivisions	42,676	1,545	(390)	43,831	(31)
Non-U.S. governments	15,821	486	(91)	16,216	-
Corporate debt	123,810	8,563	(1,147)	131,226	13
Mortgage-backed, asset-backed and collateralized:
RMBS	26,087	874	(1,016)	25,945	(251)
CMBS	7,755	408	(606)	7,557	92
CDO/ABS	6,618	470	(440)	6,648	117

Total mortgage-backed, asset-backed and collateralized	40,460	1,752	(2,062)	40,150	(42)

Total bonds available for sale(b)	229,589	12,499	(3,773)	238,315	(60)
Equity securities available for sale:
Common stock	1,722	1,910	(28)	3,604	-
Preferred stock	93	29	-	122	-
Mutual funds	118	30	(1)	147	-

Total equity securities available for sale	1,933	1,969	(29)	3,873	-

Total(c)	$231,522	$14,468	$(3,802)	$242,188	$(60)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	14,780	639	(75)	15,344	(28)
Corporate debt	118,729	8,827	(1,198)	126,358	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)
Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Total(c)	$223,240	$14,782	$(5,139)	$232,883	$(761)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive loss. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At March 31, 2011 and 2010, bonds available for sale held by AIG that were below investment grade or not rated totaled $16.2 billion and $18.6 billion, respectively.

(c)
Excludes $43.7 billion and $80.5 billion of available for sale securities at fair value from businesses held for sale at March 31, 2011 and December 31, 2010, respectively. See Note 4 herein.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unrealized losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2011*
Bonds available for sale:
U.S. government and government sponsored entities	$2,753	$83	$-	$-	$2,753	$83
Obligations of states, municipalities and political subdivisions	8,842	284	615	106	9,457	390
Non-U.S. governments	3,514	79	220	12	3,734	91
Corporate debt	22,148	650	6,340	497	28,488	1,147
RMBS	6,868	116	5,334	900	12,202	1,016
CMBS	1,292	97	2,260	509	3,552	606
CDO/ABS	831	41	2,401	399	3,232	440

Total bonds available for sale	46,248	1,350	17,170	2,423	63,418	3,773
Equity securities available for sale:
Common stock	309	28	-	-	309	28
Preferred stock	8	-	-	-	8	-
Mutual funds	4	1	-	-	4	1

Total equity securities available for sale	321	29	-	-	321	29

Total	$46,569	$1,379	$17,170	$2,423	$63,739	$3,802

December 31, 2010*
Bonds available for sale:
U.S. government and government sponsored entities	$2,142	$73	$-	$-	$2,142	$73
Obligations of states, municipalities and political
subdivisions	9,300	296	646	106	9,946	402
Non-U.S. governments	1,427	34	335	41	1,762	75
Corporate debt	18,246	579	7,343	619	25,589	1,198
RMBS	4,461	105	6,178	1,448	10,639	1,553
CMBS	462	19	3,014	1,130	3,476	1,149
CDO/ABS	996	48	2,603	586	3,599	634

Total bonds available for sale	37,034	1,154	20,119	3,930	57,153	5,084
Equity securities available for sale:
Common stock	576	52	-	-	576	52
Preferred stock	11	1	-	-	11	1
Mutual funds	65	2	-	-	65	2

Total equity securities available for sale	652	55	-	-	652	55

Total	$37,686	$1,209	$20,119	$3,930	$57,805	$5,139

*
Excludes fixed maturity and equity securities of businesses held for sale. See Note 4 herein.

    At March 31, 2011, AIG held 7,121 and 111 of individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,278 of individual securities were in a continuous unrealized loss position for longer than 12 months. AIG did not recognize in earnings the unrealized losses on these fixed

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

maturity securities at March 31, 2011, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
March 31, 2011	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in millions)

Due in one year or less	$8,865	$8,959	$1,177	$1,163
Due after one year through five years	51,671	53,983	12,377	12,122
Due after five years through ten years	60,868	63,733	13,575	13,104
Due after ten years	67,725	71,490	19,014	18,043
Mortgage-backed, asset-backed and collateralized	40,460	40,150	21,048	18,986

Total	$229,589	$238,315	$67,191	$63,418

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of AIG's available for sale securities:

	2011		2010
	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses
Three Months Ended March 31,
(in millions)

Fixed maturities	$188	$55	$381	$42
Equity securities	105	2	205	7

Total	$293	$57	$586	$49

    For the three-month period ended March 31, 2011, the aggregate fair value of available for sale securities sold was $11.5 billion, which resulted in net realized capital gains of $236 million.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Trading Securities

The following table presents the fair value of AIG's trading securities:

	March 31, 2011		December 31, 2010
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed Maturities:
U.S. government and government sponsored entities	$6,713	24%	$6,902	21%
Non-U.S. governments	171	1	125	1
Corporate debt	1,013	4	912	3
State, territories and political subdivisions	295	1	316	1
Mortgage-backed, asset-backed and collateralized:
RMBS	1,778	6	1,928	6
CMBS	2,138	8	2,078	6
CDO/ABS and other collateralized	6,616	24	6,331	19

Total mortgage-backed, asset-backed and collateralized	10,532	38	10,337	31
ML II	1,530	5	1,279	4
ML III	7,055	26	6,311	19

Total fixed maturities	27,309	99	26,182	80
Equity securities:
MetLife	-	-	6,494	20
All other	163	1	158	-

Total equity securities	163	1	6,652	20

Total	$27,472	100%	$32,834	100%

Evaluating Investments for Other-Than-Temporary Impairments

    For a discussion of AIG's policy for evaluating investments for other-than-temporary impairments, see pages 276-279 of Note 7 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K.

Credit Impairments

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG(a):

Three Months Ended March 31, (in millions)	2011	2010

Balance, beginning of year	$6,786	$7,803
Increases due to:
Credit impairments on new securities subject to impairment losses	52	137
Additional credit impairments on previously impaired securities	150	468
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(170)	(387)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	-	(2)
Accretion on securities previously impaired due to credit(b)	(100)	(95)
Hybrid securities with embedded credit derivatives reclassified to Bond trading securities	(179)	-
Other(c)	1	(651)

Balance, end of period	$6,540	$7,273

(a)
Includes structured, corporate, municipal and sovereign fixed maturity securities.

(b)
Represents accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities as well as the accretion due to the passage of time.

(c)
In 2010, primarily consists of activity associated with held for sale entities.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8. Lending Activities

The following table presents the composition of Mortgage and other loans receivable:

(in millions)	March 31, 2011	December 31, 2010

Commercial mortgages	$13,432	$13,571
Residential mortgages*	8	9
Life insurance policy loans	3,100	3,133
Commercial loans, other loans and notes receivable	3,994	4,402

Total mortgage and other loans receivable	20,534	21,115
Allowance for losses	(843)	(878)

Mortgage and other loans receivable, net	$19,691	$20,237

*
Primarily consists of foreign mortgage loans.

    Commercial mortgages primarily represent lending for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (26 percent and 11 percent, respectively, at March 31, 2011). Over 98 percent and 97 percent of the commercial mortgages were current as to payments of principal and interest at March 31, 2011 and December 31, 2010, respectively.

The following table presents the credit quality indicators for the U.S. commercial mortgage loans:

	Number of Loans	Class							Percent of Total
March 31, 2011 (dollars in millions)
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

Credit Quality Indicator:
In good standing	1,017	$1,672	$4,678	$2,190	$2,007	$925	$1,397	$12,869	96%
Restructured(a)	11	49	183	-	4	-	47	283	2
90 days or less delinquent	2	-	4	9	-	-	-	13	-
>90 days delinquent or in process of foreclosure	17	11	101	10	5	27	77	231	2

Total(b)	1,047	$1,732	$4,966	$2,209	$2,016	$952	$1,521	$13,396	100%

Valuation allowance		$71	$132	$52	$53	$31	$61	$400	3%

(a)
Performing under restructured terms, which may have included extended maturity dates and revised interest rates.

(b)
Does not reflect valuation allowances.

 Methodology used to estimate the allowance for credit losses

    For commercial mortgage loans, impaired value is based on the fair value of underlying collateral which is determined based on the expected net future cash flows of the collateral, less estimated costs to sell. An allowance is typically established for the difference between the impaired value of the loan and its current carrying amount. Additional allowance amounts are established for incurred but not specifically identified impairments, based on the analysis of internal risk ratings and current loan values. Internal risk ratings are assigned based on the consideration of risk factors including debt service coverage, loan-to-value ratio or the ratio of the loan balance to the estimated value of the property, property occupancy, profile of the borrower and of the major property tenants, economic trends in the market where the property is located, and condition of the property. These factors and the resulting risk ratings also provide a basis for determining the level of monitoring performed at both the individual loan and the portfolio level. When all or a portion of a commercial mortgage loan is deemed uncollectible, the uncollectible portion of the carrying value of the loan is charged off against the allowance.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    AIG may restructure the terms of commercial real estate, mortgage and other loans receivable. Restructuring may involve extending the maturity of a loan or otherwise changing the interest rate or other terms of a loan. When the restructuring is related to financial difficulties of the borrower and the new terms are not consistent with current market terms, AIG considers the loan to be, and accounts for it as, a troubled debt restructuring.

    A significant majority of commercial mortgage loans in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for AIG to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2011			2010
Three Months Ended March 31, (in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total

Allowance, beginning of year	$470	$408	$878	$432	$2,012	$2,444
Loans charged off	(29)	(5)	(34)	(121)	(35)	(156)
Recoveries of loans previously charged off	33	-	33	-	8	8

Net charge-offs	4	(5)	(1)	(121)	(27)	(148)
Provision for loan losses	(21)	18	(3)	121	(2)	119
Other	(31)	-	(31)	(1)	103	102
Reclassified to Assets of businesses held for sale	-	-	-	(48)	(38)	(86)

Allowance, end of period	$422 *	$421	$843	$383	$2,048	$2,431

*
Of the total, $125 million relates to individually assessed credit losses on $660 million of commercial mortgage loans. Allowance includes $22 million for non-U.S. commercial mortgage loans.

 9. Variable Interest Entities

    A variable interest entity (VIE) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity's operations through voting rights and do not substantively participate in the gains and losses of the entity. Consolidation of a VIE by its primary beneficiary is not based on majority voting interest, but is based on other criteria discussed below.

    While AIG enters into various arrangements with VIEs in the normal course of business, AIG's involvement with VIEs is primarily via its insurance companies as a passive investor in debt securities (rated and unrated) and equity interests issued by VIEs. In all instances, AIG consolidates the VIE when it determines it is the primary beneficiary. This analysis includes a review of the VIE's capital structure, contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued and AIG's involvements with the entity. AIG also evaluates the design of the VIE and the related risks the entity was designed to expose the variable interest holders to in evaluating consolidation.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Exposure to Loss

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $0.4 billion and $1.0 billion at March 31, 2011 and December 31, 2010, respectively.

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

	VIE Assets*		VIE Liabilities		Off-Balance Sheet Exposure
(in billions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

AIA/ALICO SPVs	$15.3	$48.6	$0.6	$0.9	$-	$-
Real estate and investment funds	2.5	3.8	0.9	1.2	0.1	0.1
Commercial paper conduit	0.5	0.5	0.2	0.2	-	-
Affordable housing partnerships	2.8	2.9	0.4	0.4	-	-
Other	4.6	4.7	2.1	2.1	-	-
VIEs of businesses held for sale	-	0.4	-	-	-	-

Total	$25.7	$60.9	$4.2	$4.8	$0.1	$0.1

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

March 31, 2011
Real estate and investment funds	$18.0	$2.5	$0.3	$2.8
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane Interests	41.1	8.6	-	8.6
Other	1.7	0.1	-	0.1
VIEs of businesses held for sale	0.6	0.6	-	0.6

Total	$62.0	$12.4	$0.3	$12.7

December 31, 2010
Real estate and investment funds	$18.5	$2.5	$0.3	$2.8
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane Interests	40.1	7.6	-	7.6
Other	1.6	0.1	0.5	0.6
VIEs of businesses held for sale	2.0	0.4	0.1	0.5

Total	$62.8	$11.2	$0.9	$12.1

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Balance Sheet Classification

AIG's interests in the assets and liabilities of consolidated and unconsolidated VIEs were classified in the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Assets:
Available for sale securities	$0.3	$3.3	$-	$-
Trading securities	1.7	8.1	8.7	7.7
Mortgage and other loans receivable	0.4	0.7	-	-
Other invested assets	18.7	18.3	3.1	3.1
Other asset accounts	4.6	30.1	-	0.1
Assets held for sale	-	0.4	0.6	0.3

Total	$25.7	$60.9	$12.4	$11.2

Liabilities:
Other long-term debt	$2.2	$2.6	$-	$-
Other liability accounts	2.0	2.2	-	-

Total	$4.2	$4.8	$-	$-

    See Notes 6, 7 and 11 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for additional information on RMBS, CMBS, and other asset-backed securities.

10. Derivatives and Hedge Accounting

    AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP had also transacted in derivatives as a dealer and had acted as an intermediary between the relevant AIG subsidiary and the counterparty. In a number of situations, AIG has replaced AIGFP with AIG Markets, Inc. (AIG Markets) for purposes of acting as an intermediary between the AIG subsidiary and the third-party counterparty as part of the wind-down of AIGFP's portfolios.

    Derivatives are financial arrangements among two or more parties with returns linked to or "derived" from some underlying equity, debt, commodity, or other asset, liability, or foreign exchange rate or other index or the occurrence of a specified payment event. Derivatives, with the exception of bifurcated embedded derivatives, are reflected in the Consolidated Balance Sheet in Derivative assets, at fair value and Derivative liabilities, at fair value. A bifurcated embedded derivative is recorded at fair value whereas the corresponding host contract is recorded on an amortized cost basis. A bifurcated embedded derivative is presented with the host contract in the Consolidated Balance Sheet.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	March 31, 2011				December 31, 2010
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$1,271	$237	$583	$47	$1,471	$156	$626	$56
Derivatives not designated as hedging instruments:
Interest rate contracts(c)	114,443	9,828	85,282	6,650	150,966	14,048	118,783	9,657
Foreign exchange contracts	2,187	133	2,989	244	2,495	203	4,105	338
Equity contracts	4,661	307	1,347	303	5,002	358	1,559	329
Commodity contracts	932	65	762	46	944	92	768	67
Credit contracts	2,042	386	59,334	3,807	2,046	379	62,715	4,180
Other contracts	26,695	906	16,939	649	27,333	1,075	16,297	753

Total derivatives not designated as hedging instruments	150,960	11,625	166,653	11,699	188,786	16,155	204,227	15,324

Total derivatives	$152,231	$11,862	$167,236	$11,746	$190,257	$16,311	$204,853	$15,380

(a)
Notional amount represents a standard of measurement of the volume of derivatives business of AIG. Notional amount is generally not a quantification of market risk or credit risk and is not recorded in the Consolidated Balance Sheet. Notional amounts generally represent those amounts used to calculate contractual cash flows to be exchanged and are not paid or received, except for certain contracts such as currency swaps and certain credit contracts. For credit contracts, notional amounts are net of all underlying subordination.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes cross currency swaps.

The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheet:

	March 31, 2011				December 31, 2010
	Derivative Assets		Derivative Liabilities(a)		Derivative Assets		Derivative Liabilities(b)
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Capital Markets derivatives	$130,093	$8,394	$137,346	$9,333	$168,033	$12,268	$173,226	$12,379
All other derivatives	22,138	3,468	29,890	2,413	22,224	4,043	31,627	3,001

Total derivatives, gross	$152,231	11,862	$167,236	11,746	$190,257	16,311	$204,853	15,380

Counterparty netting(c)		(3,841)		(3,841)		(6,298)		(6,298)
Cash collateral(d)		(3,024)		(2,036)		(4,096)		(2,902)

Total derivatives, net		4,997		5,869		5,917		6,180

Less: Bifurcated embedded derivatives		-		369		-		445

Total derivatives on balance sheet		$4,997		$5,500		$5,917		$5,735

(a)
Included in All other derivatives are bifurcated embedded derivatives, which are recorded in Policyholder contract deposits.

(b)
Included in All other derivatives are bifurcated embedded derivatives, which are recorded in Policyholder contract deposits, Bonds available for sale, at fair value, and Common and preferred stock, at fair value.

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

    AIG uses debt instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments in the foreign currency translation adjustment within Accumulated other comprehensive income (loss). Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign currency translation adjustment and the ineffective portion, if any, is recorded in earnings. If (i) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (ii) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. For the three months ended March 31, 2011 and 2010, AIG recognized gains (losses) of $(24) million and $48 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships in the Consolidated Statement of Income (Loss):

Three Months Ended March 31,
(in millions)	2011	2010

Interest rate contracts(a)(b):
Loss recognized in earnings on derivatives	$(7)	$(16)
Gain recognized in earnings on hedged items(c)	48	44
Gain (loss) recognized in earnings for ineffective portion and amount excluded from effectiveness testing	(1)	9

(a)
Gains and losses recognized in earnings on derivatives for the effective portion and hedged items are recorded in Other income. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital losses and Other income, respectively.

(b)
Includes $(1) million and $4 million for the three-month periods ended March 31, 2011 and 2010, respectively, related to the ineffective portion and $5 million for the three-month period ended March 31, 2010, for amounts excluded from effectiveness testing.

(c)
Includes $42 million and $19 million for the three-month periods ended March 31, 2011 and 2010, respectively, representing the amortization of debt basis adjustment following the discontinuation of hedge accounting on certain positions.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships in the Consolidated Statement of Income (Loss):

Three Months Ended March 31,
(in millions)	2011	2010

Interest rate contracts(a):
Gain recognized in OCI on derivatives	$-	$38
Gain (loss) reclassified from Accumulated OCI into earnings(b)	(18)	19
Loss recognized in earnings on derivatives for ineffective portion	-	(6)

(a)
Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At March 31, 2011, $41 million of the deferred net loss in Accumulated other comprehensive loss is expected to be recognized in earnings during the next 12 months.

 Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments in the Consolidated Statement of Income (Loss):

Three Months Ended March 31,	Gains (Losses) Recognized in Earnings
(in millions)	2011	2010

By Derivative Type:
Interest rate contracts(a)	$(274)	$(908)
Foreign exchange contracts	20	272
Equity contracts	(104)	126
Commodity contracts	5	(6)
Credit contracts	347	144
Other contracts(b)	(18)	130

Total	$(24)	$(242)

By Classification:
Premiums	$25	$19
Net investment income	2	4
Net realized capital gains (losses)	32	(514)
Other income	(83)	249

Total	$(24)	$(242)

(a)
Includes cross currency swaps.

(b)
Includes embedded derivative gains of $107 million and $147 million, respectively, for the three months ended March 31, 2011 and March 31, 2010.

 Capital Markets Derivatives

    AIGFP enters into derivative transactions to mitigate market risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from its transactions. In most cases, AIGFP did not hedge its exposures related to the credit default swaps it had written. As a dealer, AIGFP structured and entered into derivative transactions to meet the needs of counterparties who may have been seeking to hedge certain aspects of such counterparties' operations or obtain a desired financial exposure.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Capital Markets derivative transactions involving interest rate swap transactions generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional amounts. AIGFP typically became a principal in the exchange of interest payments between the parties and, therefore, is exposed to counterparty credit risk and may be exposed to loss, if counterparties default. Currency, commodity and equity swaps are similar to interest rate swaps but involve the exchange of specific currencies or cash flows based on the underlying commodity, equity securities or indices. Also, they may involve the exchange of notional amounts at the beginning and end of the transaction. Swaptions are options where the holder has the right but not the obligation to enter into a swap transaction or cancel an existing swap transaction.

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, on a security-by-security basis within its derivatives portfolio, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $334 million of securities to economically hedge its credit risk.

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

Capital Markets Super Senior Credit Default Swaps

    AIGFP entered into credit default swap transactions with the intention of earning revenue on credit exposure. In the majority of Capital Markets credit default swap transactions, AIGFP sold credit protection on a designated portfolio of loans or debt securities. Generally, AIGFP provides such credit protection on a "second loss" basis, meaning that AIGFP would incur credit losses only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeds a specified threshold amount or level of "first losses."

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended March 31,
	March 31, 2011(a)	December 31, 2010(a)	March 31, 2011(b)(c)	December 31, 2010(b)(c)
(in millions)					2011(c)	2010(c)

Regulatory Capital:
Corporate loans	$3,395	$5,193	$-	$-	$-	$-
Prime residential mortgages	30,514	31,613	(196)	(190)	6	33
Other	1,211	1,263	8	17	9	6

Total	35,120	38,069	(188)	(173)	15	39

Arbitrage:
Multi-sector CDOs(d)	6,158	6,689	3,076	3,484	273	158
Corporate debt/CLOs(e)	12,674	12,269	134	171	37	(7)

Total	18,832	18,958	3,210	3,655	310	151

Mezzanine tranches(f)	2,705	2,823	200	198	(2)	(71)

Total	$56,657	$59,850	$3,222	$3,680	$323	$119

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment losses of $6 million and $113 million in the three-month periods ended March 31, 2011 and 2010, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During 2011, AIGFP liquidated one multi-sector super senior CDS transaction with a net notional amount of $188 million. The primary underlying collateral components, which consisted of individual ABS CDS transactions, were sold in an auction to counterparties, including AIGFP, at their approximate fair value at the time of the liquidation. AIGFP was the winning bidder on approximately $107 million of individual ABS CDS transactions, which are reported in written single name credit default swaps as of March 31, 2011. As a result, a $121 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. During 2011, AIGFP also paid $14 million to its counterparties with respect to multi-sector CDOs. Upon payment, a $14 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $5.2 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2011 and December 31, 2010, respectively.

(e)
Corporate debt/CLOs include $1.4 billion and $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at March 31, 2011 and December 31, 2010, respectively.

(f)
Net of offsetting purchased CDS of $1.5 billion and $1.4 billion in net notional amount at March 31, 2011 and December 31, 2010, respectively.

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

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of March 31, 2011 was 1.5 years for the regulatory capital corporate loan portfolio, 3.6 years for the regulatory capital prime residential mortgage portfolio, 4.5 years for the regulatory capital other portfolio, 5.9 years for the multi-sector CDO arbitrage portfolio and 4.8 years for the corporate debt/CLO portfolio.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Regulatory Capital Portfolio

    The regulatory capital portfolio represents derivatives written for financial institutions in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as certain changes to regulatory capital standards. During the three-month period ended March 31, 2011, $1.4 billion in net notional amount was terminated or matured at no cost to AIGFP.

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

    The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the prime residential mortgage and corporate loan referenced portfolios at March 31, 2011 was 15.53 percent and 20.87 percent, respectively. The highest realized losses to date in any single residential mortgage and corporate loan pool were 2.68 percent and 0.52 percent, respectively. Each of the corporate loan transactions consists of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally expire within the first few years of the trade, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP's super senior CDS exposure.

    The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the capital regulations promulgated by the Basel Committee on Banking Supervision known as Basel I. In December 2010, the Basel Committee on Banking Supervision finalized a new framework for international capital and liquidity standards known as Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties from these transactions and thus may impact the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. AIGFP continues to reassess the expected maturity of this portfolio. As of March 31, 2011, AIGFP estimated that the weighted average expected maturity of the portfolio was 3.40 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Arbitrage Portfolio

    The arbitrage portfolio includes arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

    The outstanding multi-sector CDO portfolio at March 31, 2011 was written on CDO transactions (including synthetic CDOs) that generally held a concentration of RMBS, CMBS and inner CDO securities. At March 31, 2011, approximately $2.9 billion net notional amount (fair value liability of $1.6 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of sub-prime RMBS collateral, with a concentration in the 2005 and earlier vintages of sub-prime RMBS. AIGFP's portfolio also included both high grade and mezzanine CDOs.

    The majority of multi-sector CDO CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with such transactions only if realized credit losses in respect of the underlying portfolio exceed AIGFP's attachment point. As of March 31, 2011, only one transaction, with a net notional amount of $381 million, has breached its attachment point. AIGFP has paid a total of $83 million, of which $14 million was paid in the first quarter of 2011. In the remainder of the portfolio, AIGFP's payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

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

    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $1.5 billion at March 31, 2011 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    At March 31, 2011 and December 31, 2010, the amounts of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) were $3.4 billion and $3.8 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy allowing AIGFP to earn the net spread between CDS it wrote and ones it purchased. At March 31, 2011, the net notional amount of these written CDS contracts was $494 million. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $199 million in net notional amount. The net unhedged position of $295 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 16.68 years. At March 31, 2011, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $77 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    AIGFP wrote these written CDS contracts under Master Agreements. The majority of these Master Agreements include CSA, which provide for collateral postings at various ratings and threshold levels. At March 31, 2011, AIGFP had posted $97 million of collateral under these contracts.

All Other Derivatives

    AIG's non-Capital Markets businesses also use derivatives and other instruments as part of their financial risk management. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed income securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. The derivatives are effective economic hedges of the exposures that they are meant to offset.

    In addition to hedging activities, AIG also enters into derivative instruments with respect to investment operations, which include, among other things, credit default swaps and purchasing investments with embedded derivatives, such as equity linked notes and convertible bonds.

Matched Investment Program Written Credit Default Swaps

    AIG's Matched Investment Program (MIP) operations, which are reported in AIG's Other operations category as part of Asset Management — Direct Investment business, are currently in run-off. Through the MIP, AIG has

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. The portfolio of CDS contracts were single-name exposures and, at inception, were predominantly high-grade corporate credits.

    These contracts were written through AIG Markets, which then transacted directly with unaffiliated third parties under ISDA agreements. As of March 31, 2011, the notional amount of written CDS contracts was $1.4 billion with an average credit rating of BBB+. At that date, the average remaining maturity of the written CDS contracts was 1.3 years and the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS contracts was $18.8 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At March 31, 2011, $1.3 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, because of the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

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

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that were in a net liability position at March 31, 2011, was approximately $4.5 billion. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2011, was $4.8 billion.

    AIG estimates that at March 31, 2011, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Services, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $300 million in additional collateral postings and termination payments and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $200 million in additional collateral postings and termination payments. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of March 31, 2011. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Hybrid Securities with Embedded Credit Derivatives

    AIG invests in hybrid securities (such as credit-linked notes). Upon the issuance of credit-linked notes, the cash received by the issuer is generally used to invest in highly rated securities in addition to entering into a derivative contract that exchanges the return on its highly-rated securities for the return on a separate portfolio of assets. The investments owned by the issuer serve as collateral for the derivative instrument written by the issuer. The return on the separate portfolio received by the issuer is used to pay the return owed on the credit-linked notes. These hybrid securities expose AIG to risks similar to the risks in RMBS, CMBS, CDOs and ABS, but such risk is derived from the separate portfolio rather than from direct mortgage or loan investments owned by the issuer. As with other investments in RMBS, CMBS, CDOs and other ABS, AIG invested in these hybrid securities with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. Similar to AIG's other investments in RMBS, CMBS, CDOs and ABS, AIG's investments in these hybrid securities are exposed to losses only up to the amount of AIG's initial investment in the hybrid security, as losses on the derivative contract will be paid via the collateral held by the entity that issues the hybrid security. Losses on the embedded derivative contracts may be triggered by events such as bankruptcy, failure to pay or restructuring associated with the obligations referenced by the derivative, and these losses in turn result in the reduction of the principal amount to be repaid to AIG and other investors in the hybrid securities. Other than AIG's initial investment in the hybrid securities, AIG has no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.

    Effective July 1, 2010, AIG elected to account for its investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in earnings. Through June 30, 2010, these hybrid securities had been accounted for as available for sale securities, and had been subject to other than temporary impairment accounting as applicable.

    AIG's investments in these hybrid securities are reported as Bond trading securities in the Consolidated Balance Sheet. The fair value of these hybrid securities was $155 million at March 31, 2011. These securities have a current par amount of $561 million and have remaining stated maturity dates that extend to 2056.

11. Commitments, Contingencies and Guarantees

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

    On April 1, 2011, the lead plaintiff in the Consolidated 2008 Securities Litigation filed a motion to certify a class of plaintiffs.

    As of May 2, 2011, plaintiffs have not specified an amount of alleged damages, discovery has only recently commenced and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

    ERISA Actions — Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. On March 19, 2009, the Court consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On June 26, 2009, lead plaintiffs' counsel filed a consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG's common stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose certain

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

matters, including the Subprime Exposure Issues. On September 18, 2009, defendants filed motions to dismiss the consolidated amended complaint.

    On March 31, 2011, the Court granted defendants' motions to dismiss with respect to one plan at issue, and denied defendants' motions to dismiss with respect to the other two plans at issue.

    As of May 2, 2011, plaintiffs have not specified an amount of alleged damages, discovery has not commenced, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    On March 30, 2010, the Court dismissed the action due to plaintiff's failure to make a pre-suit demand on AIG's Board of Directors. On March 17, 2011, the United States Court of Appeals for the Second Circuit (the Second Circuit) affirmed the Southern District of New York's dismissal of the Consolidated 2007 Derivative Litigation due to plaintiff's failure to make a pre-suit demand.

    Other Derivative Actions.    Separate purported derivative actions, alleging similar claims as the Consolidated 2007 Derivative Litigation, have been brought asserting claims on behalf of the nominal defendant AIG in various jurisdictions. These actions are described below:

  •
  Supreme Court of New York, Nassau County.    On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County, naming as defendants certain directors and officers of AIG and its subsidiaries. On March 9, 2009, this action was stayed.

  •
  Supreme Court of New York, New York County.    On March 20, 2009, a purported shareholder derivative complaint was filed in the Supreme Court of New York County naming as defendants certain directors and officers of AIG and recipients of AIGFP retention payments. The complaint has not been served on any defendant.

  •
  Delaware Court of Chancery.    On September 17, 2008, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery, naming as defendants certain directors and officers of AIG and its subsidiaries. On July 17, 2009 the case was stayed. On May 4, 2011, the parties filed a stipulation with the court agreeing to lift the stay, and granting plaintiff leave to file an amended complaint.

  •
  Delaware Court of Chancery.    On January 15, 2009, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery, naming as defendants certain directors of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP. On April 27, 2011, the Court signed a stipulation and dismissed the complaint without prejudice.

  •
  Superior Court for the State of California, Los Angeles County.    On April 1, 2009 and November 20, 2009, two purported shareholder derivative complaints were filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain directors and officers of AIG and its subsidiaries. On

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    February 9, 2010, the case filed on November 20, 2009 was stayed. On January 10, 2011, the case filed on April 1, 2009 was voluntarily dismissed.

    Southern District of New York.    On January 4, 2011, Wanda Mimms, a participant in the AIG Incentive Savings Plan (the "Plan"), filed a purported derivative action on behalf of the Plan in the United States District Court for the Southern District of New York against PricewaterhouseCoopers, LLP (PwC) and asserting a claim for professional malpractice in conducting audits of AIG's 2007 financial statements. The complaint, as amended on April 20, 2011, also asserts a claim for breach of fiduciary duty under ERISA against members of the Plan's Retirement Board for failing to pursue a claim for professional malpractice on behalf of the Plan against PwC.

    As of May 2, 2011, plaintiff has not specified an amount of alleged damages and no motions to dismiss have been filed by defendants. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million, and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of May 2, 2011, the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim and no discovery has occurred. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Other Litigation Related to AIGFP

    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At March 31, 2011, the estimated present value of expected future cash flows discounted at LIBOR was $1.3 billion, which represents AIG's maximum contractual loss from the alleged termination of the contract. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in AIG losing its entitlement to all future payments under the swap agreement and result in a loss to AIG of the full value at which AIG is carrying the swap agreement.

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

    On June 29, 2010, AIG brought a petition in the Supreme Court of the State of New York, seeking to enjoin the arbitration on the ground that AIG is not a party to the securities lending agency agreements with Claimants. On July 29, 2010, the parties agreed to resolve that petition by consolidating the arbitration commenced by Claimants with a separate arbitration, commenced by AIG on June 29, 2010, in which AIG is seeking damages of Euro 17.6 million ($24.9 million at the March 31, 2011 exchange rate) from Transatlantic for breach of a Master Separation Agreement among Transatlantic, AIG and one of its subsidiary companies.

    On September 13, 2010, the AIG Respondents submitted an answer to Claimants' claims asserting, among other things, that there was no breach of the securities lending agency agreements, and that Claimants' other allegations including purported breach of fiduciary duty and fraud are not meritorious. Transatlantic submitted an answer denying liability with respect to AIG's claim on September 13, 2010. The arbitration hearing is scheduled for December 2011. As of May 2, 2011, because of the stage of the proceeding, and the wide difference in damages sought by the parties, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from this arbitration.

Employment Litigation against AIG and AIG Global Real Estate Investment Corporation

    On December 9, 2009, AIG Global Real Estate Investment Corporation's (AIGGRE) former President, Kevin P. Fitzpatrick, several entities he controls, and various other single purpose entities (the SPEs) filed a complaint in the Supreme Court of the State of New York, New York County against AIG and AIGGRE (the Defendants). The case was removed to the Southern District of New York, and an amended complaint was filed on March 8, 2010. The amended complaint asserts that the Defendants violated fiduciary duties to Fitzpatrick and his controlled entities and breached Fitzpatrick's employment agreement and agreements of SPEs that purportedly entitled him to carried interest fees arising out of the sale or disposition of certain real estate. Fitzpatrick has also brought derivative claims on behalf of the SPEs, purporting to allege that the Defendants breached contractual and fiduciary duties in failing to fund the SPEs with various amounts allegedly due under the SPE agreements. Fitzpatrick has also requested injunctive relief, an accounting, and that a receiver be appointed to manage the affairs of the SPEs. He has further alleged that the SPEs are subject to a constructive trust. Fitzpatrick also has alleged a violation of ERISA relating to retirement benefits purportedly due. Fitzpatrick has claimed that he is currently owed damages totaling approximately $196 million, and that potential future amounts owed to him are approximately $78 million, for a total of approximately $274 million. Fitzpatrick further claims unspecified amounts of carried interest on certain additional real estate assets of AIG and its affiliates. He also seeks punitive damages for the alleged breaches of fiduciary duties. Defendants assert that Fitzpatrick has been paid all amounts

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

currently due and owing pursuant to the various agreements through which he seeks recovery. As set forth above, the possible range of loss to AIG is $0 to $274 million, although Fitzpatrick claims that he is also entitled to additional unspecified amounts of carried interest and punitive damages.

    Defendants filed counterclaims against Fitzpatrick and a motion to dismiss. On September 28, 2010, the Court dismissed the Defendants' counterclaims, and denied Defendants' motion to dismiss. On March 14, 2011, both plaintiffs and defendants filed motions for partial summary judgment.

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

    On March 16, 2011, ALIL publicly announced a settlement offer to policyholders who were invested in the suspended funds at the time of suspension. Policyholders have until May 27, 2011 to accept the settlement offer. If all eligible policyholders accepted the settlement, ALIL would be required to pay up to Euro 143 million ($203 million at the March 31, 2011 exchange rate) pursuant to the settlement offer. AIG has an accrual for the estimated net cost of the settlement offer as of March 31, 2011.

    Under the terms of the ALICO stock purchase agreement, pursuant to which MetLife acquired ALICO as of November 1, 2010, AIG has agreed to indemnify MetLife and its affiliates in respect of any third party claims and regulatory fines associated with ALIL's suspended funds. Such indemnities, including payments made pursuant to the settlement offer described above, will be paid from the funds held in escrow pursuant to the terms of the ALICO stock purchase agreement.

False Claims Act Complaint.

    On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a First Amended Complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Societe Generale. The amended complaint alleges that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility, the Maiden Lane Interests through, among other things, misrepresenting AIG's ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The complaint seeks unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys' fees, costs and expenses. The complaint and amended complaints were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal.

    As of May 2, 2011, AIG has not yet been served with the complaint, defendants have not had an opportunity to answer or seek dismissal of the action, and, if the case does go forward, the Relators have not specified an amount of alleged damages. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    The Starr Parties had taken the position that the AIG/Greenberg MOU also releases certain of the derivative claims being pursued by the shareholder plaintiffs in the Delaware 2004/2005 Derivative Litigation and the New York 2004/2005 Derivative Litigation. AIG had taken the opposite position. This issue as well as any others between the Starr Parties and AIG have been resolved by the settlement among the parties to the derivative actions, reached on August 25, 2010 (see The Delaware 2004/2005 Derivative Litigation herein for a description of the settlement).

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

    In addition to the escrowed funds, $800 million was deposited into, and subsequently disbursed by, a fund under the supervision of the SEC, to resolve claims asserted against AIG by investors, including the securities class action and shareholder lawsuits described below. Amounts held in escrow totaling approximately $338 million, including interest thereon (The Workers' Compensation Fund), are included in Other assets at March 31, 2011, and are specifically designated to satisfy liabilities related to workers' compensation premium reporting issues.

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

    On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination. The regulatory settlement agreement, which has been agreed to by all 50 states and the District of Columbia, includes, among other terms, (i) AIG's payment of $100 million in regulatory fines and penalties; (ii) AIG's payment of $46.5 million in outstanding premium taxes; (iii) AIG's agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG's ongoing compliance with state regulations governing the setting of workers' compensation insurance premium rates and the reporting of workers' compensation premiums; and (iv) AIG's agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. The $146.5 million in fines, penalties and premium taxes can be funded out of the $338 million held in the Workers' Compensation Fund to the extent that such monies have not already been used to fund the class action settlement discussed below. The regulatory settlement is contingent upon and will not become effective until, among other events: (i) a final, court-approved settlement is reached in all the lawsuits that comprise the Workers' Compensation Premium Reporting Litigation, discussed below, including the putative class action, except that such settlement need not resolve claims between AIG and the Liberty Mutual Group in order for the regulatory settlement to become effective and (ii) a settlement is reached and consummated between AIG and certain state insurance guaranty funds that may assert claims against AIG for underpayment of guaranty-fund assessments.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

plaintiffs entered into a stipulation to extend the time by which the appeal must be reinstated, which has been endorsed by the U.S. Court of Appeals for the Second Circuit.

    On July 14, 2010, AIG approved the terms of a settlement (the Settlement) with lead plaintiffs. The Settlement is conditioned on, among other things, court approval and a minimum level of shareholder participation. Under the terms of the Settlement, if consummated, AIG will pay an aggregate of $725 million, $175 million of which is to be paid into escrow within ten days of preliminary court approval. AIG's obligation to fund the remainder of the settlement amount is conditioned on its having consummated one or more common stock offerings raising net proceeds of at least $550 million prior to final court approval (Qualified Offering). AIG has agreed to use best efforts, consistent with the fiduciary duties of AIG's management and Board of Directors, to effect a Qualified Offering, but the decision as to whether market conditions or pending or contemplated corporate transactions make it commercially reasonable to proceed with such an offering will be within AIG's unilateral discretion. In the event that AIG effects a registered secondary offering of common stock on behalf of the Department of the Treasury resulting in the Department of the Treasury receiving proceeds of at least $550 million, then market access will be deemed to have been demonstrated and AIG shall be deemed to have consummated a Qualified Offering. AIG, in its sole discretion, also may fund the $550 million from other sources. If AIG does not fund the $550 million before final court approval of the Settlement, lead plaintiffs may terminate the agreement, elect to acquire freely transferable shares of AIG Common Stock with a market value of $550 million provided AIG is able to obtain all necessary approvals, or extend the period for AIG to complete a Qualified Offering. As of March 31, 2011, AIG had an accrued liability for the full amount of the Settlement.

    On July 20, 2010, at the joint request of AIG and lead plaintiffs, the District Court entered an order staying all deadlines in the case. On November 30, 2010, AIG and lead plaintiffs executed their agreement of settlement and compromise. On November 30, 2010, lead plaintiffs filed a motion for preliminary approval of the settlement with AIG, which is currently pending.

    The New York 2004/2005 Derivative Litigation.    Between October 25, 2004 and July 14, 2005, seven separate derivative actions were filed in the Southern District of New York, five of which were consolidated into a single action (the New York 2004/2005 Derivative Litigation). The complaint in this action contains nearly the same types of allegations made in the Consolidated 2004 Securities Litigation. The named defendants include current and former officers and directors of AIG, as well as Marsh & McLennan Companies, Inc. (Marsh), SICO, Starr, ACE Limited and subsidiaries (Ace), General Re, PwC, and certain employees or officers of these entity defendants. Plaintiffs assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider selling, auditor breach of contract, auditor professional negligence and disgorgement from Greenberg and Smith of incentive-based compensation and AIG share proceeds under Section 304 of the Sarbanes-Oxley Act, among others. Plaintiffs seek, among other things, compensatory damages, corporate governance reforms, and a voiding of the election of certain AIG directors. AIG's Board of Directors appointed a special committee of independent directors (Special Committee) to review the matters asserted in the operative consolidated derivative complaint. The Court entered an order staying this action pending resolution of the Delaware 2004/2005 Derivative Litigation discussed below. The Court also entered an order that termination of certain named defendants from the Delaware action applies to this action without further order of the Court. On February 26, 2009, the Court dismissed those AIG officer and director defendants against whom the shareholder plaintiffs in the Delaware action had not pursued claims.

    Under the AIG/Greenberg MOU, AIG agreed to undertake to dismiss with prejudice its claims against Greenberg and Smith in the New York 2004/2005 Derivative Litigation. The Starr Parties had taken the position that the AIG/Greenberg MOU released the derivative claims being pursued by the shareholder plaintiffs; AIG had taken the opposite position.

    This action was resolved by the settlement among the parties to the derivative actions reached on August 25, 2010. See the Delaware 2004/2005 Derivative Litigation for a description of the settlement. By order dated March 11, 2011, the Court dismissed this action with prejudice. On April 13, 2011, the period for filing an appeal expired with no appeals filed. This matter has been concluded.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On February 5, 2010, a stipulation of dismissal was filed with the Court dismissing AIG's direct claims against Greenberg and Smith, pursuant to the AIG/Greenberg MOU. On February 10, 2010, the shareholder plaintiffs informed the Court that they did not object to the dismissal of AIG's direct claims against Greenberg and Smith, but stated that the dismissal did not apply to their claim against Greenberg and Smith, and further stated that they intended to seek attorneys' fees for having initiated the claims against Greenberg and Smith. The Starr Parties had taken the position that the AIG/Greenberg MOU releases the derivative claims being pursued by the shareholder plaintiffs; AIG had taken the opposite position.

    On August 25, 2010, AIG and the parties to the various derivative litigations relating to the matters underlying the 2006 Regulatory Settlements entered into a settlement agreement to resolve the New York 2004/2005 Derivative Litigation, the 2004/2005 Delaware Derivative Litigation and the Supreme Court of New York Derivative Action as well as AIG's outstanding disputes with the Starr Parties (the Derivative Actions Settlement). The settlement was conditioned on a separate agreement with AIG's directors and officers liability (D&O) insurers, under which the insurers would pay $150 million, $90 million of which would fund the settlement of the derivative claims and which, after the deduction of expenses and plaintiffs' counsel's attorneys' fees, would be paid to AIG. The remaining $60 million would go to Greenberg and Smith in satisfaction of any obligation that AIG or the insurers had with respect to their legal fees. On November 11, 2010, the insurers and the parties fully executed the insurance settlement agreement.

    On January 25, 2011 the Delaware Court approved the Derivative Actions Settlement and dismissed the suit with prejudice. The action has concluded. Pursuant to the terms of the Derivative Action Settlement agreement, after dismissal of the Delaware 2004/2005 Derivative Litigation, the plaintiffs in the New York 2004/2005 Derivative Litigation and the Supreme Court of New York Derivative Action sought dismissal of those actions. By April 14, 2011, all derivative actions relating to the matters underlying the 2006 Regulatory Settlements had been dismissed with prejudice and no appeals taken. On April 14, 2011, AIG received the proceeds from the Derivative Actions Settlement, totaling approximately $66 million which will be recorded as income in the second quarter of 2011. Any outstanding issues between AIG and the Starr Parties relating to the AIG/Greenberg MOU have been mooted. In addition, pursuant to the insurance settlement agreement, an interpleader action filed by Great American Insurance Company related to competing claims on its D&O coverage policy was dismissed pursuant to stipulation, which was so-ordered by the court on April 20, 2011.

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

    This action was also resolved by the settlement among the parties to the derivative actions, reached on August 25, 2010. See The Delaware 2004/2005 Derivative Litigation for a description of the settlement. By order dated February 10, 2011, the Court dismissed this action with prejudice. On March 24, 2011, the period for filing an appeal expired with no appeals filed. This matter has concluded.

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

    On October 1, 2010, defendants named in the Commercial Complaint filed motions to dismiss the remaining remanded claims in the District of New Jersey. That motion is currently pending. On March 18, 2011, AIG and certain other defendants announced that they had entered into a memorandum of understanding (MOU) with class plaintiffs to settle the claims asserted against them in the Commercial Complaint. Under the terms of the MOU, it is anticipated that AIG will pay approximately $7 million of a total aggregate settlement amount of approximately $37 million. The settlement is conditioned on, among other things, the execution of a formal

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

settlement agreement, court approval, and a minimum level of participation in the settlement fund by eligible purchasers of excess casualty insurance policies. Plaintiffs' attorneys' fees and litigation expenses, and the aggregate costs of notice and claims administration in connection with the settlement, would be paid from the settlement fund. As of March 31, 2011, AIG has an accrued liability for its portion of the settlement.

    A number of complaints making allegations similar to those in the Multi- District Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-District Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed. In one of those consolidated actions, Palm Tree Computer Systems, Inc. v. Ace USA, which is brought by two named plaintiffs on behalf of a proposed class of insurance purchasers, the plaintiffs allege specifically with respect to their claim for breach of fiduciary duty against the insurer defendants that neither named plaintiff nor any member of the proposed class suffered damages "exceeding $74,999 each." Plaintiffs do not specify damages as to other claims against the insurer defendants in the complaint. The plaintiffs in Palm Tree have not yet sought certification of the class, as that case has been stayed by the District Court in New Jersey. Because discovery has not been completed and the District Court has not determined if a class action is appropriate or the size or scope of any class, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Palm Tree litigation. In another consolidated action, The Heritage Corp. of South Florida v. National Union Fire Ins. Co., an individual plaintiff alleges damages "in excess of $75,000." Because discovery has not been completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Heritage Corp. litigation. For the remaining consolidated actions, as of May 2, 2011, plaintiffs have not specified an amount of alleged damages arising from these actions. AIG is therefore unable to reasonably estimate the possible loss or range of losses, if any, arising from these matters.

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

    On March 17, 2008, AIG filed an amended answer, counterclaims and third-party claims against NCCI (in its capacity as attorney-in-fact for the NWCRP), the NWCRP, its board members, and certain of the other insurance

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

companies that are members of the NWCRP alleging violations of RICO, as well as claims for conspiracy, fraud, and other state law claims. The counterclaim- defendants and third-party defendants filed motions to dismiss on June 9, 2008. On January 26, 2009, AIG filed a motion to dismiss all claims in the complaint for lack of subject-matter jurisdiction. On February 23, 2009, the Court issued a decision and order sustaining AIG's counterclaims and sustaining, in part, AIG's third-party claims. The Court also dismissed certain of AIG's third-party claims without prejudice.

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

    On July 1, 2010, the Court ruled on the pending motions to dismiss that were directed at all parties' claims. With respect to the underreporting NWCRP companies' and board members' motion to dismiss AIG's first amended complaint, the Court denied the motion to dismiss all counts except AIG's claim for unjust enrichment, which it found to be precluded by the surviving claims for breach of contract. With respect to NCCI and the NWCRP's motion to dismiss AIG's first amended complaint, the Court denied the NCCI and the NWCRP's motions to dismiss AIG's claims for an equitable accounting and an action on an open, mutual, and current account. With respect to AIG's motions to dismiss Liberty's counterclaims and the class action complaint, the Court denied both motions, except that it dismissed the class claim for promissory estoppel. On July 30, 2010, the NWCRP filed a motion for reconsideration of the Court's ruling denying its motion to dismiss AIG's claims for an equitable accounting and an action on an open, mutual, and current account. The Court denied the NWCRP's motion for reconsideration on September 16, 2010. The plaintiffs filed a motion for class certification on July 16, 2010. AIG opposed the motion.

    On January 5, 2011, AIG executed a term sheet with a group of intervening plaintiffs, made up of seven participating members of the NWCRP that filed a motion to intervene in the class action for the purpose of settling the claims at issue on behalf of a settlement class. The proposed class-action settlement would require AIG to pay $450 million to satisfy all liabilities to the class members arising out of the workers' compensation premium reporting issues, a portion of which would be funded out of the remaining amount held in the Workers' Compensation Fund less any amounts previously withdrawn to satisfy AIG's regulatory settlement obligations, as addressed above. On January 13, 2011, their motion to intervene was granted. On January 19, 2011, the intervening class plaintiffs filed their Complaint in Intervention. On January 28, 2011, AIG and the intervening class plaintiffs entered into a settlement agreement embodying the terms set forth in the January 5, 2011 term

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

sheet and filed a joint motion for certification of the settlement class and preliminary approval of the settlement. If approved by the Court (and such approval becomes final), the settlement agreement will resolve and dismiss with prejudice all claims that have been made or that could have been made in the consolidated litigations pending in the Northern District of Illinois arising out of workers' compensation premium reporting, including the class action, other than claims that are brought by any class member that opts out of the settlement. On April 29, 2011, Liberty Mutual Group filed papers in opposition to preliminary approval of the proposed settlement and in opposition to certification of a settlement class, in which it alleged AIG's actual exposure, should the class action continue through judgment, to be in excess of $3 billion. AIG disputes and will defend against this allegation. The $450 million settlement amount along with the $146.5 million in fines, penalties, and premium taxes discussed in the NAIC Examination of Workers' Compensation Premium Reporting matter above may be funded in part from the $338 million held in the Workers' Compensation Fund. In the event that the proposed class action settlement is not approved, or that certain class members opt out of the settlement and continue to pursue their claims against AIG, the litigation will resume. AIG has an accrued liability equal to the amounts payable under the settlement. Amounts held in escrow totaling approximately $338 million, including interest thereon, are included in Other assets at March 31, 2011, and are specifically designated to satisfy liabilities related to workers' compensation premium reporting issues.

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

    In November 2007, the trial court dismissed the intervenors' complaint against the Lawyer Defendants, and the Alabama Supreme Court affirmed that dismissal in September 2008. After the case was sent back down to the trial court, the intervenors retained additional counsel and filed an Amended Complaint in Intervention that named only Caremark and AIG and various subsidiaries as defendants, purported to bring claims against all defendants for deceit and conspiracy to deceive, and purported to bring a claim against AIG and its subsidiaries for aiding and abetting Caremark's alleged deception. The defendants moved to dismiss the Amended Complaint in Intervention, and the plaintiffs moved to disqualify all of the lawyers for the intervenors because, among other things, the newly retained firm had previously represented Caremark. The intervenors, in turn, moved to disqualify the lawyers for the plaintiffs in the first-filed action. The cross-motions to disqualify were withdrawn after the two sets of plaintiffs agreed that counsel for the original plaintiffs would act as lead counsel, and intervenors also withdrew their Amended Complaint in Intervention. The trial Court approved all of the foregoing steps and, in April 2009, established a schedule for class action discovery that was to lead to a hearing on class certification in March 2010. The Court has since appointed a special master to oversee class action discovery and has directed the

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

parties to submit a new discovery schedule after certain discovery disputes are resolved. Class discovery is ongoing, and no schedule for the class certification hearing has been set.

    As of May 2, 2011, the parties have not completed class action discovery, general discovery has not commenced, and the court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

(b) Commitments

Flight Equipment

    At March 31, 2011, ILFC had committed to purchase 236 new aircraft deliverable from 2011 through 2019, at an estimated aggregate purchase price of approximately $17.6 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

    During 2011, ILFC entered into a contract for the purchase of 75 A320 New Engine Option (neo) and 25 A321neo aircraft from Airbus with deliveries beginning in 2015 and canceled its previous purchase commitment for ten A380s. In addition, ILFC signed a purchase agreement for 33 737-800 aircraft from Boeing with deliveries beginning in 2012.

Other Commitments

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.4 billion at March 31, 2011.

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

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

outstanding at March 31, 2011 was $901 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of a scheduled payment to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

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

    AIG is unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, AIG believes that it is unlikely it will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheet. See Notes 1 and 4 herein for additional information on sales of businesses and asset dispositions.

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

  •
  Indemnification for taxes incurred by ALICO as a result of the proposed elections under Section 338 of the Internal Revenue Code (the Code). Such elections have the effect of shifting the federal income tax liability on the sale from the seller to ALICO. On March 8, 2011, AIG paid MetLife $300 million related to this indemnity.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

In connection with the above, AIG has placed $2.7 billion of proceeds from the ALICO Sale (consisting of $3.0 billion of initial cash proceeds from the sale of MetLife securities received upon the completion of the ALICO Sale, less payment of $300 million to MetLife as explained above) into an escrow arrangement. The amount required to be held in escrow declines to zero over a 30-month period ending in April 2013, with claims submitted related to the indemnifications reducing the amount that can be released to AIG. AIG has accrued for estimated liabilities for indemnities, including the Italian internal fund suspension matter discussed above.

Star/Edison Sale

    Pursuant to the terms of the Star/Edison stock purchase agreement, AIG has agreed to provide Prudential Financial, Inc. with certain indemnities, the most significant of which is indemnification related to breaches of general representations and warranties that exceed 4.1 billion Yen ($49 million at the March 31, 2011 exchange rate), with a maximum payout of 102 billion Yen ($1.2 billion at the March 31, 2011 exchange rate). Except for certain specified representations and warranties that may have a longer survival period, the indemnification extends until November 1, 2012.

    For additional information on AIG's guarantees, see Notes 9, 10 and 15 herein.

12. Total Equity and Earnings (Loss) Per Share

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Preferred Stock
Three Months Ended March 31, 2011					Common Stock	Treasury Stock
	AIG Series E	AIG Series F	AIG Series C	AIG Series G

Shares issued, beginning of year	400,000	300,000	100,000	-	147,124,067	6,660,908
Issuances	-	-	-	20,000	1,218,766	(56)
Shares exchanged	(400,000)	(300,000)	(100,000)	-	1,655,037,962	-

Shares issued, end of period	-	-	-	20,000	1,803,380,795	6,660,852

Preferred Stock

    See Note 1 herein for a discussion of the Recapitalization.

Equity Units

    In November 2010, AIG exchanged 49,474,600 of its Equity Units, each consisting of interests in subordinated debentures and stock purchase contracts, for 4,881,667 shares of AIG Common Stock and approximately $162 million in cash. Each Equity Unit was exchanged for 0.09867 shares of AIG Common Stock and $3.2702 in cash. The stock and cash received by the Equity Unit holders was the result of netting payments from two separate transactions — a repurchase of the subordinated debentures and a cancellation of the stock purchase contracts.

    Following the completion of the exchange offer, a total of 28,925,400 Equity Units remained outstanding. In addition, the remaining debentures continue to be subject to remarketing. In January 2011, AIG remarketed the first of three series of the remaining debentures included in the Equity Units. AIG purchased and retired all of the Series B-1 Debentures representing $723 million in aggregate principal and as a result, no Series B-1 Debentures remain outstanding. In March 2011, AIG remarketed the second of three series of the remaining debentures included in the Equity Units. AIG purchased and retired all of the Series B-2 Debentures representing $723 million in aggregate principal and as a result, no Series B-2 Debentures remain outstanding. The remarketing of the remaining Series B-3 Debentures included in the Equity Units is expected to occur later in

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

2011. In February 2011, AIG issued approximately 1.2 million shares of its common stock in connection with the settlement of the stock purchase contract portion of the Equity Units subject to the First Stock Purchase Date of the Equity Units.

Accumulated Other Comprehensive Income (Loss)

A rollforward of Accumulated other comprehensive income (loss) is as follows:

Three Months Ended March 31, 2011 (in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Retirement Plan Liabilities Adjustment	Total

Balance, beginning of year, net of tax	$(659)	$8,888	$298	$(34)	$(869)	$7,624

Unrealized appreciation (depreciation) of investments	612	(1,144)	-	-	-	(532)
Net changes in foreign currency translation adjustments	-	-	(944)	-	-	(944)
Net gains on cash flow hedges	-	-	-	18	-	18
Net actuarial gain	-	-	-	-	267	267
Prior service cost	-	-	-	-	(17)	(17)
Deferred tax asset (liability)	(216)	413	296	(5)	(115)	373

Total other comprehensive income (loss)	396	(731)	(648)	13	135	(835)
Acquisition of noncontrolling interest	-	78	84	-	(19)	143
Noncontrolling interests	3	(3)	36	-	-	36

Balance, end of period, net of tax	$(266)	$8,238	$(302)	$(21)	$(753)	$6,896

Noncontrolling interests

    In connection with the ongoing execution of its orderly asset disposition plan, as well as plans to timely repay the FRBNY Credit Facility, AIG transferred two of its wholly owned businesses, AIA and ALICO, to two newly created special purpose vehicles (SPVs) in exchange for all the common and preferred interests of those SPVs. On December 1, 2009, AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the FRBNY Credit Facility. The remaining preferred interests, with an aggregate liquidation preference of approximately $26.4 billion at December 31, 2010, were transferred by the FRBNY to the Department of the Treasury as part of the closing of the Recapitalization. The remaining preferred interests, which have an aggregate liquidation preference of approximately $20.3 billion following a partial repayment on January 14, 2011, which included proceeds from the sale of ALICO, were transferred by the FRBNY to AIG and subsequently transferred to the Department of the Treasury as part of the Recapitalization. Under the terms of the SPVs' limited liability company agreements, the SPVs generally may not distribute funds to AIG until the liquidation preferences and preferred returns on the preferred interests have been repaid in full and concurrent distributions have been made on certain participating returns attributable to the preferred interests.

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

    The rights held by the FRBNY through their ownership of the preferred interests are now held by the Department of the Treasury. In connection with the Recapitalization, AIG agreed to cause the proceeds of certain asset dispositions to be used to redeem the remaining preferred interests.

    As a result of the closing of the Recapitalization on January 14, 2011, the SPV Preferred Interests held by the Department of Treasury are not considered permanent equity on AIG's Consolidated Balance Sheet, and were classified as redeemable non-controlling interests in partially owned consolidated subsidiaries. As part of the Recapitalization, AIG used approximately $6.1 billion of the cash proceeds from the sale of ALICO to repay a portion of the liquidation preference and accrued return of the SPV Preferred Interests. The SPV Preferred Interests were further reduced during the first quarter of 2011 by approximately $9.1 billion using proceeds from the sale of AIG Star, AIG Edison and the sale of MetLife securities received in the sale of ALICO.

A rollforward of non-controlling interests is as follows:

	Redeemable Noncontrolling interests			Non-redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Held by FRBNY	Other	Total

Three Months Ended March 31, 2011
Balance as of beginning of year	$-	$434	$434	$26,358	$1,562	$27,920

Repurchase of SPV preferred interests in connection with Recapitalization	-	-	-	(26,432)	-	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	20,292	-	20,292	-	-	-
Repayment to Department of Treasury	(9,146)	-	(9,146)	-	-	-
Net distributions	-	(26)	(26)	-	(96)	(96)
Deconsolidation	-	(125)	(125)	-	(109)	(109)
Acquisition of noncontrolling interest	-	-	-	-	(509)	(509)
Comprehensive income:
Net income (loss)	178	9	187	74	(57)	17
Accumulated other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	-	(1)	(1)	-	1	1
Foreign currency translation adjustments	-	-	-	-	36	36

Total accumulated other comprehensive income (loss), net of tax	-	(1)	(1)	-	37	37

Total comprehensive income (loss)	178	8	186	74	(20)	54

Other	-	(13)	(13)	-	(9)	(9)

Balance, end of period	$11,324	$278	$11,602	$-	$819	$819

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Redeemable Noncontrolling interests			Non-redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Held by FRBNY	Other	Total

Three Months Ended March 31, 2010
Balance as of beginning of year	$-	$959	$959	$24,540	$3,712	$28,252

Net contributions	-	156	156	-	123	123
Consolidation (deconsolidation)	-	835	835	-	(2,161)	(2,161)
Comprehensive income:
Net income (loss)	-	(4)	(4)	519	133	652
Accumulated other comprehensive income (loss), net of tax:
Unrealized gains (losses) on investments	-	7	7	-	(62)	(62)
Foreign currency translation adjustments	-	(2)	(2)	-	(103)	(103)

Total accumulated other comprehensive income (loss), net of tax	-	5	5	-	(165)	(165)

Total comprehensive income (loss)	-	1	1	519	(32)	487

Other	-	(11)	(11)	-	17	17

Balance, end of period	$-	$1,940	$1,940	$25,059	$1,659	$26,718

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

    In connection with the issuance of the Series C Preferred Stock, in 2010 AIG applied the two-class method for calculating EPS. The two-class method is an earnings allocation method for computing EPS when a company's capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines EPS based on dividends declared on common stock and participating securities (i.e., distributed earnings) as well as participation rights of participating securities in any undistributed earnings. The Series C Preferred Stock was retired as part of the Recapitalization on January 14, 2011.

    AIG applied the two-class method due to the participation rights of the Series C Preferred Stock through January 14, 2011. However, application of the two-class method had no effect on earnings per share because AIG recognized a net loss from continuing operations for the three months ended March 31, 2011. Subsequent to that date, AIG did not have any outstanding participating securities that subjected AIG to the two-class method.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31, (dollars in millions, except per share data)	2011	2010

Numerator for EPS:
Income (loss) from continuing operations	$(1,180)	$2,088
Net income from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	252	519
Other	(55)	119

Total net income from continuing operations attributable to noncontrolling interests	197	638

Net income (loss) attributable to AIG from continuing operations	(1,377)	1,450

Income from discontinued operations	$1,653	$343
Income from discontinued operations attributable to noncontrolling interests	7	10

Net income attributable to AIG from discontinued operations	1,646	333

Deemed dividends	(812)	-
Income allocated to the Series C Preferred Stock – continuing operations	-	(1,158)

Net income (loss) attributable to AIG from continuing operations, applicable to common stock for EPS	(2,189)	292

Income allocated to the Series C Preferred Stock – discontinued operations	-	(266)

Net income attributable to AIG from discontinued operations, applicable to common stock for EPS	$1,646	$67

Denominator for EPS:
Weighted average shares outstanding – basic	1,557,748,353	135,658,680
Dilutive shares	-	66,259

Weighted average shares outstanding – diluted*	1,557,748,353	135,724,939

EPS attributable to AIG:
Basic:
Income (loss) from continuing operations	$(1.41)	$2.16
Income from discontinued operations	$1.06	$0.50
Diluted:
Income (loss) from continuing operations	$(1.41)	$2.16
Income from discontinued operations	$1.06	$0.50

*
Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the warrant issued to the Department of the Treasury on April 17, 2009 to purchase up to 150 shares of AIG Common Stock (Series F Warrant). The number of shares excluded from diluted shares outstanding were 65 million and 12 million for the three-month periods ended March 31, 2011 and 2010, respectively, because the effect would have been anti-dilutive. Shares excluded for the three months ended March 31, 2011 include 59 million shares representing the weighted average amount of warrants to purchase AIG Common Stock that were issued to shareholders on January 19, 2011.

    Deemed dividends represent the excess of (i) the fair value of the consideration transferred to the Department of the Treasury, which consists of 1,092,169,866 shares of AIG Common Stock, $20.2 billion of redeemable SPV Preferred Interests, and a liability for a commitment by AIG to pay the Department of the Treasury's costs to dispose of all of its shares, over (ii) the carrying value of the Series E and F Preferred Stock. The fair value of the AIG Common Stock issued for the Series C Preferred Stock over the carrying value of the Series C Preferred Stock is not a deemed dividend because the Series C Preferred Stock was contingently convertible into the 562,868,096 shares of AIG Common Stock for which it was exchanged. See Consolidated Statement of Equity and Note 1 Basis of Presentation and Recent Events — Recent Events — Recapitalization — Exchange of AIG's Series C, E, and F Preferred Stock for AIG Common Stock and Series G Preferred Stock herein for further discussion.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 13. Employee Benefits

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Total	Non-U.S. Plans	U.S. Plans	Total

Three Months Ended March 31, 2011
Components of net periodic benefit cost:
Service cost	$22	$37	$59	$1	$2	$3
Interest cost	11	52	63	1	4	5
Expected return on assets	(7)	(63)	(70)	-	-	-
Amortization of prior service (credit) cost	(2)	-	(2)	-	-	-
Amortization of net (gain) loss	6	11	17	-	-	-

Net periodic benefit cost	$30	$37	$67	$2	$6	$8

Amount associated with discontinued operations	$10	$-	$10	$1	$-	$1

Three Months Ended March 31, 2010
Components of net periodic benefit cost:
Service cost	$32	$36	$68	$2	$2	$4
Interest cost	15	54	69	1	4	5
Expected return on assets	(7)	(64)	(71)	-	-	-
Amortization of prior service (credit) cost	(2)	-	(2)	-	-	-
Amortization of net (gain) loss	11	12	23	-	-	-
Other	(1)	-	(1)	-	-	-

Net periodic benefit cost	$48	$38	86	$3	$6	$9

Amount associated with discontinued operations	$32	$4	36	$1	$-	$1

Impact of AIG Star and AIG Edison Divestiture

    At December 31, 2010, AIG's projected benefit obligation and fair value of plan assets for its non-U.S. pension plans were $2.0 billion and $954 million, respectively. These amounts have been reduced by approximately $804 million and $279 million for pension plans related to AIG Star and AIG Edison, respectively, which were assumed by the purchaser on February 1, 2011.

    At December 31, 2010, AIG estimated its 2011 annual pension expense and contributions would be $282 million and $144 million, respectively. Included in those totals were $53 million of pension expense and $54 million of contributions for AIG Star and Edison.

    For the three-month period ended March 31, 2011, AIG contributed $30 million to its U.S. and non-U.S. pension plans and estimates it will contribute an additional $68 million for the remainder of 2011. These estimates are subject to change since contribution decisions are affected by various factors, including AIG's liquidity, asset dispositions, market performance and management discretion.

14. Income Taxes

Interim Tax Calculation Method

    Beginning with the first quarter of 2011, AIG utilized the estimated annual effective tax rate method in computing its interim tax provision. The recent stabilization of operations and expected financial results allows AIG to estimate the annual effective tax rate to be applied to year-to-date income.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Since the third quarter of 2008, the discrete period method was utilized due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income, which were partly due to the effects of AIG's asset disposition program and restructuring.

    Included in the estimated annual effective rate is a full valuation allowance against the tax expense of the U.S. consolidated income tax group, and statutory rates were used for computing the tax expense of foreign subsidiaries.

    Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three-month period ended March 31, 2011, the tax effects of the loss on extinguishment of debt, other-than-temporary impairments, realized capital gains and losses, the sale of Met Life securities, and divestiture gains or losses were treated as discrete items.

Interim Tax Expense (Benefit)

    For the three-month period ended March 31, 2011, the effective tax rate on pretax loss from continuing operations was 14.5 percent. The effective tax rate for the three-month period ended March 31, 2011, attributable to continuing operations differs from the statutory rate of 35 percent primarily due to an increase in the valuation allowance attributable to continuing operations for the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and changes in uncertain tax positions.

    For the three-month period ended March 31, 2010, the effective tax rate on the pre-tax income from continuing operations was (27.2) percent. The effective tax rate was negative because AIG recorded a tax benefit on pre-tax income. The tax benefit was primarily due to decreases in the deferred tax asset valuation allowance resulting from changes in the expected taxable gain on subsidiaries to be sold, the tax benefit associated with tax exempt interest, and the bargain purchase gain associated with the acquisition of Fuji.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The evaluation of the recoverability of the deferred tax asset requires AIG to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Despite several favorable developments, including the completion of the Recapitalization in January 2011, the wind-down of AIGFP's portfolios, and the sale of certain businesses, AIG has recent negative evidence of cumulative operating losses and a lack of consistent profits. Based on this evidence at March 31, 2011, AIG cannot assert that it is more likely than not that any U.S. member deferred tax assets will be realizable.

    However, if in the future AIG demonstrates consistent profitability or develops prudent and feasible tax planning strategies, the evaluation of the recoverability of the deferred tax asset could change and the valuation allowance could be released in whole or in part.

Tax Examinations and Litigation

    On March 29, 2011, the district court ruled on a motion for partial summary judgment that AIG filed on July 30, 2010 related to the disallowance of foreign tax credits associated with cross border financing transactions. The court denied AIG's motion with leave to renew following the completion of discovery regarding certain transactions referred to in AIG's motion, which AIG believes may be significant to the outcome of the action.

Accounting for Uncertainty in Income Taxes

    At both March 31, 2011 and December 31, 2010, AIG's unrecognized tax benefits, excluding interest and penalties, were $5.3 billion. At March 31, 2011 and December 31, 2010, AIG's unrecognized tax benefits were $1.5 billion and $1.7 billion, respectively, related to tax positions that if recognized would not affect the effective tax rate as they relate to such factors as the timing, rather than the permissibility, of the deduction. Accordingly, at March 31, 2011 and December 31, 2010, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.8 billion and $3.6 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At March 31, 2011 and December 31, 2010, AIG had accrued $917 million and $952 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2011 and 2010, AIG had recognized $(35) million and $11 million, respectively, of income tax expense (benefit), for interest (net of the federal benefit) and penalties.

    Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes, except with respect to uncertain tax positions related to jurisdictions other than federal that were effectively settled subsequent to March 31, 2011. AIG estimates that it will record a tax benefit of $240 million in the second quarter of 2011.

Tax Asset Protection Plan

    On March 9, 2011, AIG's Board of Directors adopted a Tax Asset Protection Plan (the Plan) to help protect AIG's ability to recognize certain tax benefits from certain tax attributes (the Tax Benefits) in order to reduce AIG's future income tax liability.

    In connection with the Plan, on March 9, 2011, AIG's Board of Directors declared a dividend of one right per each outstanding share of AIG Common Stock held of record as of the close of business on March 18, 2011 (each, a Right). Subject to the terms, provisions and conditions of the Plan, if the Rights become exercisable, each Right would initially entitle its registered holder to purchase from AIG one ten-thousandth of a share of Participating Preferred Stock, par value $5.00 per share (the Participating Preferred Stock), for $185.00 (the Exercise Price), subject to adjustment.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The Rights become exercisable following the earlier of (i) a public announcement by AIG that a person or group has acquired 4.99 percent or more of the outstanding shares of AIG Common Stock and (ii) 10 business days after the commencement of a tender offer or exchange offer by a person or group if, upon consummation of the offer, the person or group would directly, indirectly or constructively own 4.99 percent or more of the outstanding AIG Common Stock.

    Shareholders who owned 4.99 percent or more of AIG Common Stock as of the close of business on March 9, 2011, which includes the Department of the Treasury, generally will not trigger the Plan so long as they do not acquire any additional shares of AIG Common Stock. AIG's Board of Directors may exempt an Acquiring Person if it receives, at its request, a report from AIG's advisors that such exemption would not create a significant risk of material adverse tax consequences to AIG, or the AIG Board of Directors otherwise determines that the exemption is in the best interests of AIG. Furthermore, AIG's Board of Directors is required to approve any proposed transfer by the Department of the Treasury that would not result in an "owner shift" of more than 40 percent under Section 382 of the Code.

15. Information Provided in Connection With Outstanding Debt

    The following condensed consolidating financial statements reflect the results of SunAmerica Financial Group, Inc. (SAFG, Inc.) formerly known as AIG Life Holdings (US), Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of SAFG, Inc.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.(a)	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

March 31, 2011
Assets:
Short-term investments	$6,685	$-	$33,746	$(1,559)	$38,872
Other investments(a)	8,532	-	484,937	(123,118)	370,351

Total investments	15,217	-	518,683	(124,677)	409,223
Cash	42	-	1,759	-	1,801
Loans to subsidiaries(b)	43,167	-	(43,167)	-	-
Debt issuance costs	186	-	291	-	477
Investment in consolidated subsidiaries(b)	86,771	32,547	4,267	(123,585)	-
Other assets, including current and deferred income taxes	6,604	2,678	133,031	(1,347)	140,966
Assets held for sale	-	-	58,780	-	58,780

Total assets	$151,987	$35,225	$673,644	$(249,609)	$611,247

Liabilities:
Insurance liabilities	$-	$-	$282,578	$(226)	$282,352
Federal Reserve Bank of New York credit facility	-	-	-	-	-
Other long-term debt	39,461	1,638	153,947	(112,880)	82,166
Other liabilities, including intercompany balances(a)(c)	13,100	4,283	92,826	(15,163)	95,046
Loans from subsidiaries(b)	14,400	375	(14,775)	-	-
Liabilities held for sale	-	-	54,236	-	54,236

Total liabilities	66,961	6,296	568,812	(128,269)	513,800

Redeemable noncontrolling interests (see Note 1):
Redeemable noncontrolling nonvoting, callable, junior preferred interests held by Department of Treasury	-	-	-	11,324	11,324
Other	-	-	75	203	278

Total redeemable noncontrolling interests	-	-	75	11,527	11,602

Total AIG shareholders' equity	85,026	28,929	104,349	(133,278)	85,026
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	-	-	-
Other	-	-	408	411	819

Total noncontrolling interests	-	-	408	411	819

Total equity	85,026	28,929	104,757	(132,867)	85,845

Total liabilities and equity	$151,987	$35,225	$673,644	$(249,609)	$611,247

December 31, 2010
Assets:
Short-term investments	$5,602	$-	$38,354	$(1,771)	$42,185
Other investments(a)	5,852	-	488,047	(125,672)	368,227

Total investments	11,454	-	526,401	(127,443)	410,412
Cash	49	-	1,509	-	1,558
Loans to subsidiaries(b)	61,630	-	(61,630)	-	-
Debt issuance costs, including prepaid commitment asset of $3,628	3,838	-	241	-	4,079
Investment in consolidated subsidiaries(b)	93,511	33,354	(6,788)	(120,077)	-
Other assets, including current and deferred income taxes	7,852	2,717	150,157	(785)	159,941
Assets held for sale	-	-	107,453	-	107,453

Total assets	$178,334	$36,071	$717,343	$(248,305)	$683,443

Liabilities:
Insurance liabilities	$-	$-	$274,590	$(237)	$274,353
Federal Reserve Bank of New York credit facility	20,985	-	-	-	20,985
Other long-term debt	40,443	1,637	167,532	(124,136)	85,476
Other liabilities, including intercompany balances(a)(c)	31,586	4,414	59,354	(3,710)	91,644
Loans from subsidiaries(b)	1	379	(380)	-	-
Liabilities held for sale	-	-	97,300	12	97,312

Total liabilities	93,015	6,430	598,396	(128,071)	569,770

Redeemable noncontrolling nonvoting, callable, junior preferred interests	-	-	207	227	434
Total AIG shareholders' equity	85,319	29,641	117,641	(147,282)	85,319
Noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interest held by Federal Reserve Bank of New York	-	-	-	26,358	26,358
Other	-	-	1,099	463	1,562

Total noncontrolling interests	-	-	1,099	26,821	27,920

Total equity	85,319	29,641	118,740	(120,461)	113,239

Total liabilities and equity	$178,334	$36,071	$717,343	$(248,305)	$683,443

(a)
Includes intercompany derivative asset positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For March 31, 2011 and December 31, 2010, includes intercompany tax payable of $9.6 billion and $28.1 billion, respectively, and intercompany derivative liabilities of $173 million and $150 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $93 million and $152 million, respectively, for SAFG, Inc.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended March 31, 2011
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(1,280)	$299	$-	$981	$-
Dividend income from consolidated subsidiaries(a)	4,294	-	-	(4,294)	-
Change in fair value of ML III	-	-	744	-	744
Other revenue(b)	41	258	16,393	-	16,692

Total revenues	3,055	557	17,137	(3,313)	17,436

Expenses:
Interest expense on FRBNY Credit Facility	72	-	-	(2)	70
Other interest expense	751	94	146	-	991
Loss on extinguishment of debt	3,313	-	-	-	3,313
Other expense	47	-	14,395	-	14,442

Total expenses	4,183	94	14,541	(2)	18,816

Income (loss) from continuing operations before income tax expense (benefit)	(1,128)	463	2,596	(3,311)	(1,380)
Income tax expense (benefit)(c)	(266)	68	(2)	-	(200)

Income (loss) from continuing operations	(862)	395	2,598	(3,311)	(1,180)
Income (loss) from discontinued operations	1,131	-	524	(2)	1,653

Net income (loss)	269	395	3,122	(3,313)	473
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests	-	-	-	252	252
Other	-	-	(55)	-	(55)

Total income (loss) from continuing operations attributable to noncontrolling interests	-	-	(55)	252	197
Income from discontinued operations attributable to noncontrolling interests	-	-	7	-	7

Total net income (loss) attributable to noncontrolling interests	-	-	(48)	252	204

Net income (loss) attributable to AIG	269	$395	$3,170	$(3,565)	$269

Three Months Ended March 31, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$1,242	$255	$-	$(1,497)	$-
Dividend income from consolidated subsidiaries(a)	290	-	-	(290)	-
Change in fair value of ML III	-	-	751	-	751
Other revenue(b)	981	53	16,770	-	17,804

Total revenues	2,513	308	17,521	(1,787)	18,555

Expenses:
Interest expense on FRBNY Credit Facility	833	-	-	(20)	813
Other interest expense	607	92	238	1	938
Other expenses	155	-	15,008	-	15,163

Total expenses	1,595	92	15,246	(19)	16,914

Income (loss) from continuing operations before income tax expense (benefit)	918	216	2,275	(1,768)	1,641
Income tax expense (benefit)(c)	(865)	(12)	430	-	(447)

Income (loss) from continuing operations	1,783	228	1,845	(1,768)	2,088
Income (loss) from discontinued operations	-	-	363	(20)	343

Net income (loss)	1,783	228	2,208	(1,788)	2,431
Less:
Net income from continuing operations attributable to noncontrolling interests:
Noncontrolling nonvoting, callable, junior and senior preferred interests	-	-	-	519	519
Other	-	-	119	-	119

Total income from continuing operations attributable to noncontrolling interests	-	-	119	519	638
Income from discontinued operations attributable to noncontrolling interests	-	-	10	-	10

Total net income attributable to noncontrolling interests	-	-	129	519	648

Net income (loss) attributable to AIG	1,783	$228	$2,079	$(2,307)	$1,783

(a)
Eliminated in consolidation.

(b)
Includes interest income of $268 million and $856 million for March 31, 2011 and March 31, 2010, respectively for American International Group, Inc. (As Guarantor).

(c)
Income taxes recorded by American International Group, Inc. (As Guarantor) include deferred tax expense attributable to the pending sale of foreign businesses and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. See Note 14 herein for additional information.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Three Months Ended March 31, 2011
Net cash (used in) provided by operating activities – continuing operations	$(5,419)	$131	$(1,254)	$(6,542)
Net cash (used in) provided by operating activities – discontinued operations	-	-	1,230	1,230

Net cash (used in) provided by operating activities	(5,419)	131	(24)	(5,312)

Cash flows from investing activities:
Sales of investments	2,155	-	24,232	26,387
Sales of divested businesses, net	1,075	-	(1,075)	-
Purchase of investments	(3)	-	(21,543)	(21,546)
Loans to subsidiaries – net	884	-	(884)	-
Contributions to subsidiaries – net*	(19,020)	-	19,020	-
Other, net*	987	-	29,584	30,571

Net cash (used in) provided by investing activities – continuing operations	(13,922)	-	49,334	35,412
Net cash (used in) provided by investing activities – discontinued operations	-	-	4,205	4,205

Net cash (used in) provided by investing activities	(13,922)	-	53,539	39,617

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	-	-	-	-
Federal Reserve Bank of New York credit facility repayments	(14,622)	-	-	(14,622)
Issuance of other long-term debt	-	-	183	183
Repayments on other long-term debt	(1,458)	-	(2,436)	(3,894)
Drawdown on the Department of the Treasury Commitment*	20,292	-	-	20,292
Issuance of Common Stock	723	-	-	723
Intercompany loans – net	14,399	(131)	(14,268)	-
Other, net*	-	-	(35,530)	(35,530)

Net cash (used in) provided by financing activities – continuing operations	19,334	(131)	(52,051)	(32,848)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(1,637)	(1,637)

Net cash (used in) provided by financing activities	19,334	(131)	(53,688)	(34,485)
Effect of exchange rate changes on cash	-	-	23	23

Change in cash	(7)	-	(150)	(157)
Cash at beginning of period	49	-	1,509	1,558
Change in cash of businesses held for sale	-	-	400	400

Cash at end of period	$42	$-	$1,759	$1,801

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Three Months Ended March 31, 2010
Net cash (used in) provided by operating activities – continuing operations	$(83)	$(119)	$1,723	$1,521
Net cash (used in) provided by operating activities – discontinued operations	-	-	1,674	1,674

Net cash (used in) provided by operating activities	(83)	(119)	3,397	3,195

Cash flows from investing activities:
Sales of investments	490	-	16,207	16,697
Sales of divested businesses, net	262	-	1,210	1,472
Purchase of investments	(81)	-	(19,492)	(19,573)
Loans to subsidiaries – net	(881)	-	881	-
Contributions to subsidiaries – net	(2,171)	-	2,171	-
Other, net	(179)	-	(2,524)	(2,703)

Net cash (used in) provided by investing activities – continuing operations	(2,560)	-	(1,547)	(4,107)
Net cash (used in) provided by investing activities – discontinued operations	-	-	(409)	(409)

Net cash (used in) provided by investing activities	(2,560)	-	(1,956)	(4,516)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	8,300	-	-	8,300
Federal Reserve Bank of New York credit facility repayments	(4,520)	-	(31)	(4,551)
Issuance of other long-term debt	-	-	3,669	3,669
Repayments on other long-term debt	(1,398)	-	(2,507)	(3,905)
Proceeds from drawdown on the Department of the Treasury Commitment	2,199	-	-	2,199
Repayment of Department of Treasury SPV Preferred Interests
Repayment of Federal Reserve Bank of New York SPV Preferred Interests
Issuance of Common Stock
Acquisition of noncontrolling interest
Intercompany loans – net	(1,635)	117	1,518	-
Other, net	-	-	(3,219)	(3,219)

Net cash (used in) provided by financing activities – continuing operations	2,946	117	(570)	2,493
Net cash (used in) provided by financing activities – discontinued operations	-	-	(2,759)	(2,759)

Net cash (used in) provided by financing activities	2,946	117	(3,329)	(266)

Effect of exchange rate changes on cash	-	-	(42)	(42)

Change in cash	303	(2)	(1,930)	(1,629)
Cash at beginning of period	57	2	4,341	4,400
Reclassification to assets held for sale	-	-	(638)	(638)

Cash at end of period	$360	$-	$1,773	$2,133

*
Includes activities related to the Recapitalization. See Note 12 herein.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Supplementary disclosure of cash flow information:

	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the three months ended March 31, 2011 for:
Interest:
Third party*	$(5,147)	$(32)	$(617)	$(5,796)
Intercompany	(162)	(62)	224	-
Taxes:
Income tax authorities	$14	$-	$(398)	$(384)
Intercompany	(44)	-	44	-

Cash (paid) received during the three months ended March 31, 2010 for:
Interest:
Third party	$(383)	$(63)	$(601)	$(1,047)
Intercompany	(1)	(61)	62	-
Taxes:
Income tax authorities	$-	$-	$(604)	$(604)
Intercompany	1	-	(1)	-

*
Includes payment of FRBNY credit facility accrued compounded interest of $4.7 billion for the three months ended March 31, 2011.

 American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Three Months Ended March 31, (in millions)	2011	2010

Intercompany non-cash financing and investing activities:
Temporary paydown of FRBNY Credit Facility by subsidiary	$-	$31
Return of capital and dividend received in the form of bond trading securities	3,668	-
Capital contributions to subsidiaries through forgiveness of loans	-	100
Intercompany loan receivable offset by intercompany payable	18,187
Other capital contributions – net	(906)	211

16. Subsequent Event

    On April 20, 2011, Chartis announced that it entered into an agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which the majority of Chartis' U.S. asbestos liabilities will be transferred to NICO. At the closing of this transaction, but effective as of January 1, 2011, Chartis will cede the bulk of its net asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. Chartis will pay NICO approximately $1.65 billion in respect of the cession. For those asbestos claims subject to the reinsurance from NICO, NICO will assume responsibility for claims handling. It will also assume collection responsibility and collectability risk for third-party reinsurance related to those claims. This transaction will be accounted for as retroactive reinsurance and is expected to result in a deferred gain of approximately $200 million in the second quarter of 2011 which is expected to be amortized over the settlement period of the underlying claims. The closing of the transaction is subject to receipt of required regulatory approvals, execution of definitive transaction documentation and satisfaction of other conditions.

American International Group, Inc. and Subsidiaries

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

    This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of American International Group, Inc. (AIG) may from time to time make, projections, goals, assumptions and statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections, goals, assumptions and statements may address, among other things:

•
the timing of the disposition of the ownership position of the United States Department of the Treasury (Department of the Treasury) in AIG;

•
the timing and method of repayment of the preferred interests (the SPV Preferred Interests) in AIA Aurora LLC held by the Department of the Treasury;

•
AIG's exposures to subprime mortgages, monoline insurers, the residential and commercial real estate markets and state and municipal bond issuers;

•
AIG's strategy for risk management;

•
AIG's ability to retain and motivate its employees;

•
AIG's generation of deployable capital;

•
AIG's return on equity and earnings per share long-term aspirational goals;

•
AIG's strategy to grow net investment income, efficiently manage capital and reduce expenses;

•
AIG's strategy for customer retention, growth, product development, market position, financial results and reserves; and

•
The revenues and combined ratios of AIG's subsidiaries.

    It is possible that AIG's actual results and financial condition will differ, possibly materially, from the anticipated results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG's actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

•
actions by credit rating agencies;

•
changes in market conditions;

•
the occurrence of catastrophic events;

•
significant legal proceedings;

•
concentrations in AIG's investment portfolios, including its municipal bond portfolio;

•
judgments concerning casualty insurance underwriting and reserves;

•
judgments concerning the recognition of deferred tax assets; and

•
such other factors as are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K of AIG for the year ended December 31, 2010 (AIG's 2010 Annual Report on Form 10-K).

    AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

American International Group, Inc. and Subsidiaries

 Use of Non-GAAP Measures

    Throughout this MD&A, AIG presents its operations in the way it believes will be most meaningful and representative of ongoing operations as well as most transparent. Certain of the measurements used by AIG management are "non-GAAP financial measures" under SEC rules and regulations.

    In light of its significant divestiture and restructuring related activities, AIG defines after-tax operating income (loss) attributable to AIG to exclude income (loss) from any discontinued operations, income (loss) from divested businesses that did not qualify for discontinued operations accounting treatment, net gain (loss) on sale of divested business, amortization of the Federal Reserve Bank of New York (FRBNY) prepaid commitment fee asset, goodwill impairment charges arising from divestiture-related activities, realized capital gains (losses) net of the SunAmerica Financial Group (SunAmerica) deferred policy acquisition costs (DAC) offset, bargain purchase gains, the effect of non-qualifying derivative hedging gains (losses), and deferred income tax valuation allowance charges and releases. AIG believes that this measure of after-tax operating income (loss) permits a better assessment and enhanced understanding of the operating performance of its businesses by highlighting the results from ongoing operations and the underlying profitability of its businesses, without the distortive effects of the highly unusual events that have affected AIG since 2008. A reconciliation of after-tax operating income attributable to AIG to net income attributable to AIG for the year ended December 31, 2010 is set forth below.

    AIG has set certain long-term goals for operating return on equity (ROE) and annual percentage growth rate of operating earnings per share (EPS) that are calculated using after-tax operating income (loss), as defined above. ROE is defined as after-tax operating income attributable to AIG as a percentage of AIG adjusted shareholders' equity (which is shareholder's equity excluding accumulated other comprehensive income). EPS is defined as after-tax operating income attributable to AIG divided by AIG's diluted weighted average outstanding shares. AIG focuses on these measures because it believes they provide the most effective means for assessing AIG's business performance against its long-term aspirational goals. To the extent that the non-GAAP financial measures discussed below constitute forward-looking information, a reconciliation to the most directly comparable measure under GAAP is not available without unreasonable efforts.

    AIG analyzes the operating performance of Chartis, Inc. (Chartis) using underwriting profit (loss). Operating income (loss), which is before net realized capital gains (losses) and related DAC and sales inducement asset (SIA) amortization and goodwill impairment charges, is utilized to report results for SunAmerica operations. Management believes that these measures enhance the understanding of the underlying profitability of the ongoing operations of these businesses and allow for more meaningful comparisons with AIG's insurance competitors.

Executive Overview

    This executive overview of management's discussion and analysis highlights selected information and may not contain all of the information that is important to readers of AIG's financial statements. This Quarterly Report on Form 10-Q should be read in its entirety, together with AIG's 2010 Annual Report on Form 10-K, for a complete description of events, trends and uncertainties as well as the capital, liquidity, credit, operational and market risks and the critical accounting estimates affecting AIG and its subsidiaries.

    AIG reports the results of its operations through the following reportable segments:

  •
  Chartis — AIG's property and casualty operations are conducted through multiple-line companies writing substantially all commercial and consumer lines both domestically and abroad. Chartis offers its products through a diverse, multi-channel distribution network that includes agents, wholesalers, global and local brokers, and direct-to-consumer platforms. Beginning in the third quarter of 2010, reporting includes the results of Fuji Fire & Marine Insurance Company Limited (Fuji), a recently consolidated business which writes primarily consumer lines in Japan.

  •
  SunAmerica Financial Group (SunAmerica) — SunAmerica offers a comprehensive suite of products and services to individuals and groups, including term life, universal life, accident and health (A&H), fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. SunAmerica offers

American International Group, Inc. and Subsidiaries

    its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms.

  •
  Financial Services — AIG's financial services businesses engage primarily in commercial aircraft leasing through International Lease Finance Corporation (ILFC) and the management of the remaining Capital Markets derivatives portfolios through AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP).

Highlights of Restructuring Activities

    AIG substantially completed its recapitalization plan (the Recapitalization) and its asset disposition plan with the following significant milestones in 2011:

  •
  On January 14, 2011 (the Closing), AIG completed the Recapitalization, which included:

    •
    repaying the $20.7 billion outstanding balance and terminating the credit facility provided by the FRBNY (such credit facility, the FRBNY Credit Facility). As a result of the termination of the FRBNY Credit Facility, AIG recorded a net $3.3 billion pre-tax charge for a loss on extinguishment of debt in the first quarter of 2011, primarily representing the accelerated amortization of the remaining prepaid commitment fee asset;

    •
    applying proceeds from the AIA Group Limited (AIA) initial public offering and the American Life Insurance Company (ALICO) sale to partially repay the U.S. government's ownership interests in special purpose vehicles that held AIA and ALICO (the AIA SPV and the ALICO SPV, respectively, and collectively, the SPVs). As part of the Recapitalization, AIG used approximately $6.1 billion of the cash proceeds from the sale of ALICO to repay a portion of the liquidation preference and accrued return of the SPV Preferred Interests. The SPV Preferred Interests were further reduced during the first quarter of 2011 by approximately $9.1 billion using proceeds from the sale of AIG Star Life Insurance Co., Ltd. (AIG Star), AIG Edison Life Insurance Company (AIG Edison) and the sale of MetLife, Inc. (MetLife) securities received in the sale of ALICO, in each case, discussed below; and

    •
    exchanging preferred stock held by the Department of the Treasury and the AIG Credit Facility Trust (the Trust) for AIG common stock, par value $2.50 per share (AIG Common Stock).

  •
  On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. (Nan Shan) to a Taiwan-based consortium for $2.16 billion in cash, subject to regulatory approvals and other conditions. Discussions with regulators and other interested parties are ongoing.

  •
  On January 31, 2011, ILFC entered into an unsecured $2.0 billion three-year revolving credit facility. On March 30, 2011, ILFC entered into a secured $1.3 billion term loan with the right to add an additional $200 million of lender commitments. On April 21, 2011, ILFC increased its secured $1.3 billion term loan for a total commitment of $1.5 billion.

  •
  On February 1, 2011, AIG completed the sale of its Japan-based life insurance subsidiaries, AIG Star and AIG Edison, to Prudential Financial, Inc., for $4.8 billion, consisting of $4.2 billion in cash and $0.6 billion in the assumption of third-party debt.

  •
  On March 8, 2011, AIG completed the disposition of MetLife securities received upon the sale of ALICO to MetLife and used $6.6 billion of the proceeds to repay all of the liquidation preference and accrued return of the Department of the Treasury's ALICO SPV Preferred Interests and a portion of the liquidation preference and accrued return of the Department of the Treasury's AIA SPV Preferred Interests.

  •
  On April 20, 2011, Chartis announced that it entered into an agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which the majority of Chartis' U.S. asbestos

American International Group, Inc. and Subsidiaries

    liabilities will be transferred to NICO. At the closing of this transaction, but effective as of January 1, 2011, Chartis will cede the bulk of its net asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. Chartis will pay NICO approximately $1.65 billion in respect of the cession. Subject to required regulatory approvals, execution of definitive transaction documentation and satisfaction of other conditions, this transaction is expected to close in the second quarter of 2011.

    See Capital Resources and Liquidity herein and Notes 1, 4 and 16 to the Consolidated Financial Statements for additional information on these transactions.

Long-Term Aspirational Goals

    Following the completion of the Recapitalization, AIG is developing business plans for its operations in relation to certain long-term aspirational goals. Among the most significant of AIG's enterprise-wide long-term aspirational goals are the following:

  •
  to increase its ROE to 10 percent or more by the year ended December 31, 2015, from its 6.2 percent normalized ROE as of and for the year ended December 31, 2010; and

  •
  to achieve average annual percentage growth of its EPS in the mid-teens through the year ended December 31, 2015, from normalized EPS of $2.62 for the year ended December 31, 2010.

    ROE and EPS in this context are the non-GAAP measures described above. The calculation of ROE and EPS for the year ended December 31, 2010 which is used as a baseline was determined by making certain adjustments to after-tax operating income (loss) attributable to AIG, as described in the reconciliation below, to calculate normalized after-tax operating income attributable to AIG. The baseline ROE was calculated using adjusted shareholders' equity reduced by the net prepaid commitment fee asset remaining at December 31, 2010 and assuming full conversion of AIG's Equity Units, as described in the reconciliation below. All amounts or percentages in this section are approximate.

    These aspirational goals are premised on a number of significant assumptions, including the following assumptions, and are by their nature subject to significant uncertainties and contingencies, many of which are outside AIG's control:

  •
  AIG's goal is to generate, by seeking to take advantage of global opportunities, approximately $4 billion to $5 billion of incremental aggregate pre-tax operating income in 2015 compared to its normalized pre-tax operating income for 2010. AIG's goals are to continue to strengthen and grow its businesses by seeking to capitalize on global opportunities, maintaining well-positioned broad franchises in appropriate markets, diversifying AIG's businesses in product and geography and utilizing AIG's underwriting skills across multiple lines and multiple geographies. The achievement of this goal is dependent upon improved performance by AIG's businesses. In particular, for this goal, AIG assumes that:

    •
    Chartis will have achieved an average annual growth rate in net premiums written of approximately 6 percent from 2010 to 2015, and, by the year ended December 31, 2015, a combined ratio of between 90 and 95, which would result in an unleveraged return on equity of 10 to 12 percent (assuming an annual investment yield of approximately 4 percent) for the year ended December 31, 2015.

    •
    SunAmerica will have achieved by the year ended December 31, 2015, assets under management of $320 billion and life insurance in force of $1 trillion, which would result in an unleveraged return on equity of 9 percent for the year ended December 31, 2015. These compare to assets under management of $249 billion and life insurance in force of $909 billion at December 31, 2010 and an unleveraged return on equity of 7.4 percent for the year ended December 31, 2010 (normalized to exclude the Maiden Lane II and call and tender income adjustments described in the table below).

    •
    The goals of ILFC and UGC are to achieve improvements in their businesses to enable them to contribute to the growth in AIG's after-tax operating income.

American International Group, Inc. and Subsidiaries

      •
      AIG's interests in Maiden Lane III will have produced an annual pre-tax return of approximately 9 percent.

  •
  The goals of AIG's investment strategy include generating approximately $500 million to $700 million in additional annual pre-tax net investment income by fully investing its investable cash. At December 31, 2010, AIG had approximately $21 billion of investable cash, a large portion of which was originally intended to be used for the purchase of the Maiden Lane II securities. As of March 31, 2011, this investable cash had been reduced to approximately $14 billion. Had AIG been fully invested during 2010, AIG estimates that its net investment income for 2010 would have been approximately $500 to $700 million higher. AIG has been actively redeploying its investable cash into higher yielding assets with the goal of achieving attractive risk-adjusted returns in relation to its insurance liabilities. AIG assumes it will achieve an average yield of 4 percent to 5 percent on those new cash investments by employing AIG's current investment strategy.

  •
  The goal of AIG's cost rationalization effort is to reduce AIG's annual general and administration expenses by approximately $1 billion by the year ended December 31, 2015 compared to 2010 expenses. AIG has made and expects to continue to make substantial investments in infrastructure to serve its business portfolio efficiently and eliminate redundancies, including its information technology, finance, underwriting and claims infrastructure, and is also expanding its sourcing capabilities globally.

  •
  AIG's goal is to generate through December 31, 2015 approximately $25 billion to $30 billion of deployable capital to be applied to, among other things, potential share repurchases, dividend payments, acquisitions or organic business opportunities. For purposes of setting the ROE and EPS goals, such capital deployment has been assumed to take the form of share repurchases without material increase in financial leverage or reduction in interest coverage. Any share repurchase programs approved by AIG's Board of Directors and regulators are expected to be sufficiently flexible such that they may be modified in the event of a major catastrophic loss, significant change in the underwriting cycle or change in future investment performance. To the extent that AIG applies this deployable capital for dividend payments, acquisitions or organic business opportunities, rather than for share repurchases, AIG may not be able to achieve its aspirational ROE and EPS goals.

    In setting these aspirational goals, AIG has made significant assumptions with respect to, among other things, the general conditions of markets in which it operates, revenues and combined ratios of its subsidiaries, investment yields, subsidiaries' capacity to distribute dividends to AIG Parent, AIG's ability to apply deployable capital to share repurchases, dividend payments, acquisitions or organic growth, AIG's ability to maintain financial leverage commensurate with its current credit ratings, the exclusion of the impact on shareholders' equity of the reversal of the tax valuation allowance, the effectiveness of AIG's cost rationalization measures, the approval of planned actions (including with respect to any share repurchases, dividend payments or acquisitions) by AIG's regulators, the overall credit rating implications of AIG's proposed strategic actions and general financial market and interest rate conditions. Given the significance of the assumptions used and the uncertainties surrounding them, there are significant risks that these assumptions may not be realized and thus the aspirational goals may not be achieved. Accordingly, AIG's actual results are likely to differ from these goals and the differences may be material and adverse. The aspirational goals and their underlying assumptions are forward-looking statements. AIG strongly cautions its shareholders and other investors not to place undue reliance on any of these assumptions or goals. AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any assumptions, goals, projections or other related statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. See "Cautionary Statement Regarding Forward-Looking Information" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors in AIG's 2010 Report on Form 10-K for additional information regarding these forward-looking statements.

    The Long-Term Aspirational Goals section included in this Quarterly Report on Form 10-Q has been prepared by, and is the responsibility of, AIG. AIG's independent registered public accounting firm, PricewaterhouseCoopers LLP, has neither examined, compiled nor performed any procedures with respect to the

American International Group, Inc. and Subsidiaries

accompanying Long-Term Aspirational Goals information and, accordingly, PricewaterhouseCoopers LLP does not express an opinion or any other form of assurance with respect thereto.

The following table reconciles Net income attributable to AIG to Normalized after-tax operating income attributable to AIG for the year ended December 31, 2010:

Year Ended December 31, 2010 (dollars in millions, except share data)

Net income attributable to AIG	$7,786
Less:
Net gains (losses) on sale of divested businesses	13,527
Amortization of FRBNY prepaid commitment fee asset	(2,255)
Net income (loss) from discontinued operations, net of tax	(2,118)
Net income from divested businesses (mainly AIA)	1,657
Deferred income tax valuation allowance charge	(1,517)
Net realized capital gains (losses), net of SunAmerica DAC offset	(915)
Bargain purchase gain	332
Non-qualifying derivative hedging gains / losses	(27)

After-tax operating loss attributable to AIG	$(898)
Less:
Prior year loss reserve development	(2,364)
Noncontrolling nonvoting, callable, junior and senior preferred interests	(1,818)
Aircraft impairments and lease related charges	(1,108)
Maiden Lane III fair value change in excess of 9 percent annual return	900
Credit valuation adjustment on Direct Investment Business	610
Tax effect of difference between book and tax realized capital gains (losses)	(574)
FRBNY Credit Facility interest expense	(413)
Real estate impairments	(393)
Restructuring expense	(337)
Maiden Lane II fair value change in excess of 9 percent annual return	294
Call and tender income in excess of 5-year average	141
Other	(548)

Normalized after-tax operating income attributable to AIG	$4,712

Outstanding shares of AIG common stock as of January 14, 2011	1,795,501,842
Normalized EPS	$2.62
Total shareholders' equity as of December 31, 2010	$85,319
Less:
Accumulated other comprehensive income	7,624
Net FRBNY prepaid commitment fee asset	3,328
Conversion of Equity Units	(2,169)

Adjusted shareholders' equity as of December 31, 2010	$76,536
Normalized ROE	6.2%

Priorities for 2011

    AIG is focused on the following priorities for 2011:

•
continuing to strengthen and grow AIG's businesses;

•
executing one or more primary offerings of AIG Common Stock;

•
implementing plans to maximize the value of resources available for repayment of the AIA SPV Preferred Interests held by the Department of the Treasury;

•
continuing to build, strengthen and streamline the financial and operating systems infrastructure throughout the organization, particularly in financial reporting, financial operations and human resources;

American International Group, Inc. and Subsidiaries

•
restructuring AIG's operations consistent with its smaller size and plans to increase its competitiveness;

•
managing its capital more efficiently;

•
investing its available cash in order to increase its net investment income;

•
streamlining operations and controlling expenses;

•
completing the active unwind of AIGFP's portfolios by June 30, 2011; and

•
closing the Nan Shan sale.

Chartis

    Given current property and casualty industry capital levels and overall economic conditions, 2011 is anticipated to be a challenging year as Chartis expects a weak growth environment in most developed economies. The weakness of ratable exposures (i.e., asset values, payrolls, and sales) in 2010 and its negative impact on the overall market premium base, as well as continued weakness in U.S. commercial insurance rates, are likely to continue well into 2011. However, in the first quarter of 2011, Chartis has observed that the extent of ratable exposure weakness in the United States is beginning to abate. In certain growth economies such as Brazil, Turkey, India, and Asia Pacific countries, Chartis expects improved growth rates.

    In 2011, Chartis continues to execute on its strategy of growing its higher margin and less capital intensive lines of business and, as required, implementing corrective actions on underperforming businesses. Management continues to review its underlying businesses to ensure that they meet overall performance measures while seeking to reduce the overall volatility of results. In connection with these ongoing reviews, during the three months ended March 31, 2011, management took certain remedial actions relating to certain Consumer line programs that did not meet internal performance or operating targets, including the decision to reduce its net premiums written for two specific programs. Notwithstanding these actions, Chartis U.S. expects to continue to grow its Consumer lines business and, excluding these specific actions, the overall Consumer business continues to see growth in line with management's expectations.

    To the extent that the aforementioned ratable exposures continue to improve, Chartis U.S. expects moderate growth in both gross and net written premiums in 2011. Chartis U.S. expects continued growth within its Consumer lines business and an overall decline in certain classes of its Commercial lines businesses. Because the consumer lines of business generally carry higher origination costs than commercial lines, Chartis U.S. expects an overall increase in its expense ratio due to the change in mix of business. However, these increases are expected to be largely offset by on-going expense saving initiatives that were introduced in 2010.

    Chartis International expects continued growth of its net written premiums in 2011. Given its well-established franchises and operations, expectations for continued globalization and growth in the gross domestic product within countries included in the Growth Economies region, Chartis International intends to increase its insurance penetration and growth within commercial liability businesses overseas. This growth is expected in the Far East and Growth Economies regions. Strong pricing discipline in a continued soft market is expected to keep the Europe region net written premiums at levels consistent with 2010. Far East growth in 2011 is expected to be attributable in part to the full-year inclusion of the Fuji results of operations, compared to only six months of results in 2010. Further, in connection with the acquisition of a controlling interest in Fuji in 2010, Chartis recognized certain net intangible liabilities related to the difference between the fair value and the carrying value of the insurance contracts acquired.

    On February 10, 2011, Chartis announced a cash tender offer for the 45.2 percent of outstanding Fuji shares that it did not already own, as well as outstanding stock acquisition rights. As a result of the offer, at March 31, 2011, Chartis owned 98.4 percent of the aggregate shares of Fuji. Chartis intends ultimately to acquire the remaining minority shares, making Fuji a wholly-owned subsidiary of Chartis. This acquisition is consistent with Chartis' strategy to diversify its portfolio of businesses on both a geographic and product line basis and is intended to strengthen Chartis' position in the consolidating Japanese market, while enabling Fuji to benefit from Chartis' global operational resources and financial strength. See Note 5 to the Consolidated Financial Statements for further discussion.

American International Group, Inc. and Subsidiaries

    On March 11, 2011, a major earthquake occurred near the northeast coast of Honshu, Japan, triggering a tsunami in the Pacific Ocean. This disaster is now named the Great Tohoku Earthquake & Tsunami (the Tohoku Catastrophe).

The following table summarizes Chartis charges related to the Tohoku Catastrophe:

Three Months Ended March 31, 2011 (in millions)	Chartis U.S.*	Chartis International	Total

Claims and claims adjustment expenses	$434	$864	$1,298
Reinsurance reinstatement premiums	(4)	43	39

Total	$430	$907	$1,337

*
Chartis U.S. losses included approximately $200 million relating to reinsurance protection it provides to Chartis International as part of Chartis' overall capital management and reinsurance strategies. Chartis U.S. received reinstatement premiums of $25 million from Chartis International in connection with this protection.

    The claims and claims adjustment expenses above include $436 million relating to Chartis' participation in the Japanese Earthquake Reinsurance Company (JERC). The JERC is a joint government-private sector insurance system that is the exclusive provider of earthquake coverage for personal dwellings and their contents in Japan. Under the JERC system, a maximum of 5.5 trillion Yen ($67 billion at the March 31, 2011 exchange rate) of industry-wide losses will be covered by the Japanese government, the JERC, and private, general insurance companies in Japan through five layers of liability. Fuji is a 6.2 percent shareholder of the JERC. As such, Fuji, in accordance with Japanese statutory accounting rules, as well as the requirements of private sector participants in the JERC, had previously established reserves of approximately $482 million for potential claims associated with earthquake damage to personal dwellings. These reserves, which are backed by funds held by the JERC, exist to cover the potential losses that Fuji could sustain in connection with JERC-related claims. Given these statutory reserves, and its current estimate of losses, Chartis expects minimal net effects on the statutory capital and liquidity of its Japanese operations.

    The Tohoku Catastrophe caused significant damage to Japan's transportation, power, manufacturing and service sectors and resulted in disruptions to supply chains, particularly in the technology and automobile industries. These disruptions may result in contingent business interruption (CBI) claims from insureds.

    Generally, CBI coverage reimburses insureds for loss of business income or extra expense as a result of physical damage sustained by a supplier. The insured's supplier must have sustained physical damage by a peril otherwise covered by the insured's property policy and subject to its respective policy terms and conditions. Potential CBI losses are difficult to initially ascertain due to the unique facts and circumstances of each insured's supply chain and the specific conditions of its CBI coverage.

    Chartis believes that the estimated loss liabilities for this catastrophe, including reserves established for CBI claims and JERC-related losses, are reasonable. However, given the unprecedented nature of the catastrophe and the inherent nature of the underlying claims, the subsequent development of these liabilities in future periods could vary materially from amounts included in the accompanying financial statements.

    In addition to its policyholder obligations, Chartis responded to the Tohoku Catastrophe with humanitarian and financial assistance through its extensive networks in Japan and abroad.

    On April 20, 2011, Chartis announced that it had entered into an agreement with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway, Inc., under which the majority of Chartis' U.S. asbestos liabilities will be transferred to NICO as part of Chartis' ongoing strategy to reduce its overall loss reserve development risk. The transaction with NICO covers potentially volatile U.S.-related asbestos exposures. The transaction does not cover asbestos accounts that Chartis believes have already been reserved to their limit of liability or certain other ancillary asbestos exposure assumed by Chartis affiliates.

    Upon the closing of this transaction, but effective as of January 1, 2011, Chartis will cede the bulk of its net asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. Chartis will pay NICO approximately $1.65 billion as consideration for this cession and NICO will assume approximately $1.85 billion of net asbestos liabilities. As a result of this transaction, Chartis expects to record a

American International Group, Inc. and Subsidiaries

deferred gain of approximately $200 million in the second quarter 2011, which will be deferred and amortized into the Chartis results of operations over the settlement period of the underlying claims.

    Subject to required regulatory approvals, execution of definitive transaction documentation, and satisfaction of other conditions, this transaction is expected to close in the second quarter of 2011.

    Chartis presents its financial information in the manner by which the business is currently being managed, with Chartis U.S. and Chartis International as the primary units included in the segment. On March 31, 2011 AIG announced a reorganization of its Chartis operations and named a new management team. Under the new structure, Chartis will consist of two major global groups — commercial and consumer — with the supporting claims, actuarial, and underwriting disciplines integrated into these two major business operations. In addition, Chartis will be organized geographically as four principal regions: the United States & Canada, Europe, the Far East, and Growth Economies (primarily Asia Pacific, the Middle East and Latin America). As the new structure is implemented, the presentation of Chartis results will be modified accordingly and prior periods' presentations will be conformed. Chartis currently anticipates that the completion of its organization and operating design and related segment reporting changes will be completed in the third quarter of 2011.

SunAmerica

    SunAmerica intends in 2011 to expand its distribution capabilities, reposition its excess cash and liquidity, maintain a strong statutory surplus, pro-actively manage expenses and, subject to regulatory approval, increase dividends paid to AIG Parent. SunAmerica made progress on all of these fronts during the first quarter of 2011.

    SunAmerica built up a large cash and short-term position with the desire to purchase assets from the Maiden Lane II portfolio. With the FRBNY's decision to sell the MLII assets through a competitive sales process, SunAmerica began to acquire other fixed income investments that generally had lower investment yields. SunAmerica intends to improve net investment income results in 2011 by investing its excess cash and liquid assets in longer-term higher-yielding securities to improve spreads, while actively managing credit and liquidity risks. SunAmerica made progress in the latter part of the first quarter of 2011 reducing its cash and short-term investment position from $19.4 billion at December 31, 2010 to $13.1 billion at March 31, 2011.

    After a period of historic lows, interest rates generally increased at the longer part of the yield curve during the latter part of 2010 and through the first quarter of 2011. This change in the interest rate environment increased the relative attractiveness of fixed annuities compared to alternative products. Should interest rates remain at first quarter 2011 levels or continue to rise, SunAmerica believes that its fixed annuity sales should remain strong in 2011.

    SunAmerica has experienced an increase in its variable annuity sales as various distribution partners have resumed sales of SunAmerica's products during 2010 and 2011. SunAmerica recently announced that its largest pre-financial crisis variable annuity distribution partner has agreed to resume distribution of SunAmerica's products in mid-2011. As a result of broader distribution opportunities and improvement in the equity markets, SunAmerica expects continued improvement in its variable annuity sales.

    The estimated gross profits used to amortize Deferred Policy Acquisition Costs (DAC), Value of Business Acquired (VOBA) and Sales Inducement Assets (SIA) are subject to differing market returns and interest rate environments in any single period. Estimated gross profit is comprised of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. SunAmerica uses a reversion to mean methodology to account for fluctuations in separate account returns for its variable annuity business. Continued favorable separate account returns could trigger a favorable unlocking, where the reversion to mean assumption is reset. If current favorable equity market returns continue in 2011, such an unlocking could occur in 2011, which could result in higher amortization requirements in future periods. Such positive unlocking is not expected to be significant to SunAmerica's operating results.

    SunAmerica focuses on identifying cost effective opportunities to manage its intercompany reinsurance transactions, particularly with respect to certain redundant statutory reserve requirements on term insurance and universal life with secondary guarantees (XXX and AXXX reserves). For this purpose, SunAmerica had a $2.65 billion syndicated letter of credit facility and $215 million of letters of credit on a bilateral basis outstanding at March 31, 2011, all of which relate to intercompany life reinsurance transactions. All of these letters of credit are due to mature on December 31, 2015. During the quarter, SunAmerica modified certain of these intercompany reinsurance agreements to extend the reinsurance benefits, increase capacity and reduce costs.

American International Group, Inc. and Subsidiaries

Financial Services

ILFC

    ILFC continues to execute on its strategy to manage its fleet of aircraft, and expects to continue selling certain aircraft throughout the year. Depending on market conditions and the specific aircraft that may be sold, ILFC may incur additional losses on sales or record asset impairment charges, although these are not currently expected to be at the level of charges recognized in 2010.

AIGFP

    AIG expects the active unwind of the AIGFP derivatives portfolio to be completed by the end of the second quarter of 2011, and the remaining AIGFP derivatives portfolio will consist predominantly of transactions AIG believes will be of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis. The cost and liquidity needs of executing the AIGFP portfolio wind-down will depend on many factors, many of which are not within AIG's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

Other Operations

Mortgage Guaranty

    United Guaranty Corporation (UGC) aims to continue to improve its book of business aided by differentiated pricing and improvements in underwriting practices. UGC continues to deny claims and rescind coverage on loans (collectively referred to as rescissions) in situations related to fraudulent or undocumented claims, underwriting guideline violations and other deviations from contractual terms, mostly with respect to the 2006 and 2007 vintage books of business. These policy violations have resulted in loan rescissions totaling $211 million of claims on first-lien business during the first three months of 2011 compared to $80 million during the same period in 2010. Although rescissions will continue to affect UGC's financial results, they have declined as a percentage of claims due to a higher level of appeals and overturns resulting from additional resources deployed by lenders and mortgage servicers to address loan documentation issues. Although these items may increase volatility in the future, AIG believes it has provided appropriate reserves for currently delinquent loans after consideration of rescissions and overturns, consistent with industry practice.

    Foreclosure moratoriums as a result of state attorneys' general investigations into lenders' foreclosure practices and new financial regulations initiated in 2010 may affect UGC's future financial results. Final resolution of these issues is unclear and UGC cannot reasonably estimate the ultimate financial impact that any of these actions individually or collectively may have on its future results of operations or financial condition.

    In March 2011, federal regulators (as required by the Dodd-Frank Act) issued a proposed risk retention rule that included a definition of a Qualified Residential Mortgage (QRM) whereby a maximum loan-to-value ratio (LTV) of 80 percent is required for a home purchase transaction. The LTV is calculated without imputing any benefit from private mortgage insurance coverage that may be purchased for that loan. The final regulations, depending on the conclusive definition of a QRM, the maximum LTV allowed and the benefit, if any, prescribed to the presence of private mortgage insurance, could materially adversely impact UGC's volume of domestic first lien new insurance written.

Direct Investment Business

    During 2011, AIG expects to continue the exit and wind-down of non-strategic assets within the Global Real Estate investment portfolio. AIG carefully evaluates each investment within the portfolio with a view towards optimizing the value of higher quality assets by considering the risk adjusted returns, overall investment risks and

American International Group, Inc. and Subsidiaries

funding commitment, among other aspects. This strategy may extend the hold times for certain assets within the portfolio in order to maximize returns.

The remainder of MD&A is organized as follows:

    AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q to assist readers seeking additional information related to a particular subject.

American International Group, Inc. and Subsidiaries

 Results of Operations

Consolidated Results

The following table presents AIG's condensed consolidated results of operations:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Revenues:
Premiums	$9,482	$10,914	(13)%
Policy fees	684	648	6
Net investment income	5,569	5,200	7
Net realized capital losses	(651)	(334)	(95)
Aircraft leasing revenue	1,156	1,243	(7)
Other income	1,196	884	35

Total revenues	17,436	18,555	(6)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,959	8,593	4
Interest credited to policyholder account balances	1,105	1,109	-
Amortization of deferred acquisition costs	1,716	2,022	(15)
Other acquisition and insurance expenses	1,551	1,610	(4)
Interest expense	1,061	1,751	(39)
Aircraft leasing expenses	670	1,004	(33)
Loss on extinguishment of debt	3,313	-	-
Net loss on sale of divested businesses and properties	72	76	(5)
Other expenses	369	749	(51)

Total benefits, claims and expenses	18,816	16,914	11

Income (loss) from continuing operations before income tax expense (benefit)	(1,380)	1,641	-
Income tax benefit	(200)	(447)	55

Income (loss) from continuing operations	(1,180)	2,088	-
Income from discontinued operations, net of income tax benefit	1,653	343	382

Net income	473	2,431	(81)

Less: Net income attributable to noncontrolling interests	204	648	(69)

Net income attributable to AIG	$269	$1,783	(85)%

    The following commentary discusses significant fluctuations for the three-months ended March 31, 2011 compared to the same period in 2010.

Premiums

    Premiums decreased primarily due to the deconsolidation of AIA in the fourth quarter of 2010, partially offset by an increase in Chartis premiums, which reflects the consolidation of Fuji commencing in the third quarter of 2010.

Policy Fees

    Policy fees increased primarily due to higher variable annuity fees on the separate account assets consistent with the growth in variable accounts assets as a result of positive equity market conditions in 2010 through the first quarter of 2011.

American International Group, Inc. and Subsidiaries

 Net Investment Income

The following table summarizes the components of Net investment income:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Fixed maturities, including short-term investments	$2,691	$3,581	(25)%
ML II	251	160	57
ML III	744	751	(1)
Change in fair value of AIA securities	1,062	-	-
Change in the fair value of MetLife securities prior to the sale	(157)	-	-
Other equity securities	41	53	(23)
Interest on mortgage and other loans	267	341	(22)
Partnerships	654	381	72
Mutual funds	49	14	250
Real estate	25	26	(4)
Other investments	69	19	263

Total investment income before policyholder income and trading gains	5,696	5,326	7
Policyholder investment income and trading gains (losses)	-	(75)	-

Total investment income	5,696	5,251	8
Investment expenses	127	51	149

Net investment income	$5,569	$5,200	7%

    Net investment income increased primarily due to fair value gains on the investment in AIA securities and higher income from partnership investments due to an improved market environment, partially offset by the effect of the deconsolidation of AIA in the fourth quarter of 2010.

Net Realized Capital Gains (Losses)

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase (Decrease)

Sales of fixed maturity securities	$133	$339	(61)%
Sales of equity securities	103	198	(48)
Other-than-temporary impairments:
Severity	(8)	(31)	74
Change in intent	(4)	(8)	50
Foreign currency declines	(2)	(3)	33
Issuer-specific credit events	(227)	(822)	72
Adverse projected cash flows on structured securities	(13)	-	-
Provision for loan losses	15	(125)	-
Change in the fair value of MetLife securities prior to the sale	(191)	-	-
Foreign exchange transactions	(691)	658	-
Derivative instruments	306	(514)	-
Other	(72)	(26)	(177)

Net realized capital losses	$(651)	$(334)	(95)%

    Net realized capital losses increased reflecting the following:

  •
  foreign exchange transaction losses incurred compared to gains primarily resulting from the weakening of the U.S. dollar against the Euro and the British pound; and

  •
  lower gains on sales of fixed maturity and equity securities.

American International Group, Inc. and Subsidiaries

    These declines were partially offset by lower other-than-temporary impairment charges and gains from derivative instruments not designated for hedge accounting compared to losses in the year-ago period which resulted from the weakening of the U.S. dollar against the Euro and British pound, along with an increase in interest rates.

Aircraft Leasing Revenue

    Aircraft leasing revenue decreased due to a reduction in the size of ILFC's aircraft fleet under operating leases as a result of the sales of aircraft throughout 2010 and 2011. At March 31, 2011, ILFC had 933 aircraft in its fleet, compared to 993 at March 31, 2010.

Other Income

    Other income includes unrealized gains and losses on derivatives including unrealized market valuation gains and losses associated with Capital Markets' super senior credit default swap (CDS) portfolio as well as income from Asset Management operations. Other income increased due to:

  •
  an increase of $204 million in unrealized market valuation gains related to the super senior credit default swap portfolio resulting primarily from CDS transactions written on multi-sector CDOs driven by price improvement and amortization of the underlying assets;

  •
  increases in credit valuation adjustments on Capital Markets derivative assets and liabilities and Direct Investment business assets and liabilities, which are measured at fair value, of $206 million and $58 million, respectively, resulting from the net effect of changes in credit spreads; and

  •
  the effects of the continued wind-down of the AIGFP derivatives portfolio.

    These increases were partially offset by the effect of a bargain purchase gain of $332 million recognized in the first quarter of 2010 related to the acquisition of Fuji. See Note 5 to the Consolidated Financial Statements.

    See Segment Results — Financial Services Operations — Financial Services Results — Capital Markets Results and Critical Accounting Estimates — Valuation of Level 3 Assets and Liabilities and Note 6 to the Consolidated Financial Statements.

Policyholder Benefits and Claims Incurred

    Policyholder benefits and claims incurred increased primarily due to higher catastrophe losses for Chartis, primarily resulting from the Tohoku Catastrophe, partially offset by the deconsolidation of AIA in the fourth quarter of 2010.

Amortization of Deferred Acquisition Costs

    The decline in amortization of Deferred acquisition costs primarily results from the deconsolidation of AIA in the fourth quarter of 2010.

Other Acquisition and Other Insurance Expenses

    Policy acquisition and other insurance expenses decreased slightly as a result of the deconsolidation of AIA in the fourth quarter of 2010, partially offset by the consolidation of Fuji commencing in the third quarter of 2010.

Interest Expense

    Interest expense decreased primarily as a result of the repayment and termination of the FRBNY Credit Facility on January 14, 2011. See Note 1 to the Consolidated Financial Statements for further discussion.

American International Group, Inc. and Subsidiaries

 Aircraft Leasing Expenses

    Aircraft leasing expenses decreased due to lower asset impairment and operating lease related charges recorded on aircraft. During the three months ended March 31, 2011, ILFC recorded asset impairment and operating lease related charges of $113 million on certain aircraft related primarily to sales and potential sales of 10 aircraft. During the three months ended March 31, 2010, ILFC recorded asset impairment and operating lease related charges of $431 million related to aircraft agreed to be sold.

Loss on Extinguishment of Debt

    The loss on extinguishment of debt for the first quarter of 2011 represents a $3.3 billion charge, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility on January 14, 2011. See Note 1 to the Consolidated Financial Statements for further discussion.

Other Expenses

    Other expenses includes expenses associated with Capital Markets, Asset Management and AIG Parent. Other expenses decreased due to:

  •
  lower operating costs for the Institutional Asset Management business due to the effect of deconsolidation of certain portfolio investments and the sale of AIG's third party asset management business; and

  •
  lower provisions for credit losses for consumer finance businesses not presented as discontinued operations.

Income Tax Benefits

Interim Tax Calculation Method

    Beginning with the first quarter of 2011, AIG utilized the estimated annual effective tax rate method in computing its interim tax provision. The recent stabilization of operations and expected financial results allows AIG to estimate the annual effective tax rate to be applied to year-to-date income.

    Since the third quarter of 2008, the discrete period method was utilized due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income, which were partly due to the effects of AIG's asset disposition program and restructuring.

    Included in the estimated annual effective rate is a full valuation allowance against the tax expense of the U.S. consolidated income tax group, and statutory rates were used for computing the tax expense of foreign subsidiaries.

    Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three-month period ended March 31, 2011, the tax effects of the loss on extinguishment of debt, other-than-temporary impairments, realized capital gains and losses, the sale of Met Life securities, and divestiture gains or losses were treated as discrete items.

Interim Tax Expense (Benefit)

    For the three-month period ended March 31, 2011, the effective tax rate on pretax income from continuing operations was 14.5 percent. The effective tax rate for the three-month period ended March 31, 2011, attributable to continuing operations differs from the statutory rate of 35 percent primarily due to an increase in the valuation allowance attributable to continuing operations for the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and changes in uncertain tax positions.

American International Group, Inc. and Subsidiaries

    For the three-month period ended March 31, 2010, the effective tax rate on the pre-tax income from continuing operations was (27.2) percent. The effective tax rate was negative because AIG recorded a tax benefit on pre-tax income. The tax benefit was primarily due to decreases in the deferred tax asset valuation allowance resulting from changes in the expected taxable gain on subsidiaries to be sold, the tax benefit associated with tax exempt interest, and the bargain purchase gain associated with the acquisition of Fuji.

    See Note 14 to the Consolidated Financial Statements for additional information.

Discontinued Operations

Income (loss) from Discontinued Operations consists of the following:

Three Months Ended March 31, (in millions)	2011	2010

Foreign life insurance businesses*	$542	$757
AGF	-	44
Net gain (loss) on sale	1,594	(107)
Consolidation adjustments	(1)	(113)
Interest allocation	(2)	(19)

Income from discontinued operations	$2,133	$562
Income tax expense	480	219

Income from discontinued operations, net of tax	$1,653	$343

*
Represents results of ALICO, AIG Star, AIG Edison and Nan Shan.

    Results from discontinued operations for the three months ended March 31, 2011 include a pre-tax gain of $1.9 billion on the sale of AIG Star and AIG Edison. See Note 4 to the Consolidated Financial Statements for further discussion.

Segment Results

    AIG believes it should present and discuss its financial information in a manner most meaningful to its financial statement users. AIG analyzes the operating performance of Chartis, using underwriting profit (loss). AIG analyzes the operating performance of SunAmerica using Operating income (loss), which is before net realized capital gains (losses) and related DAC and SIA amortization and goodwill impairment charges. Results from discontinued operations and net gains (losses) on sales of divested businesses are excluded from these measures. AIG believes that these measures allow for a better assessment and enhanced understanding of the operating performance of each business by highlighting the results from ongoing operations and the underlying profitability of its businesses. When such measures are disclosed, reconciliations to GAAP pre-tax income are provided.

American International Group, Inc. and Subsidiaries

 The following table summarizes the operations of each reportable segment. See also Note 3 to the Consolidated Financial Statements.

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Total revenues:
Chartis	$9,877	$9,181	8%
SunAmerica	3,839	3,226	19
Financial Services	1,568	1,290	22

Total reportable segments	15,284	13,697	12
Other	2,332	5,241	(56)
Consolidation and eliminations	(180)	(383)	53

Total	17,436	18,555	(6)

Pre-tax income (loss):
Chartis	(416)	1,348	-
SunAmerica	940	327	187
Financial Services	325	(202)	-

Total reportable segments	849	1,473	(42)
Other	(2,205)	203	-
Consolidation and eliminations	(24)	(35)	31

Total	$(1,380)	$1,641	-%

Chartis Operations

    Chartis, AIG's property and casualty insurance operation, offers a broad range of commercial and consumer insurance products and services worldwide. Its commercial business includes casualty, property and specialty lines and its consumer business includes Accident and Health (A&H), personal and life products.

    Chartis U.S. distributes its products in the United States and Canada through independent retail and wholesale brokers, and writes business on both an admitted and surplus line basis. Chartis U.S. business is conducted through American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA, Lexington Insurance Company, the market leader in surplus lines, and certain other property-casualty insurance company subsidiaries.

    Chartis International writes commercial and consumer lines of insurance through a network of agencies, branches and foreign based insurance subsidiaries. Chartis International uses various marketing methods and multiple distribution channels to write both commercial and consumer lines of insurance with certain refinements for local laws, customs and needs. Chartis International organizes its operations into three broad regions: Europe, the Far East, and Growth Economies (which primarily include Asia-Pacific, the Middle East, and Latin America).

American International Group, Inc. and Subsidiaries

Chartis Results

The following table presents Chartis' results:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Underwriting results:
Net premiums written	$9,166	$7,644	20%
Increase in unearned premiums	(515)	(3)	-

Net premiums earned	8,651	7,641	13
Claims and claims adjustment expenses incurred	7,756	5,459	42
Underwriting expenses	2,537	2,374	7

Underwriting loss	(1,642)	(192)	(755)

Investing and other results:
Net investment income	1,179	1,071	10
Net realized capital gains	47	137	(66)
Bargain purchase gain	-	332	-

Pre-tax income (loss)	$(416)	$1,348	-%

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

American International Group, Inc. and Subsidiaries

Chartis Net Premiums Written

The following table presents Chartis net premiums written by major line of business:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Consumer lines:
Accident & health	$1,523	$1,389	10%
Personal lines	1,676	1,029	63
Life insurance	181	-	-

Total Consumer lines	3,380	2,418	40

Commercial lines:
Casualty	2,515	2,189	15
Property	918	863	6
Specialty	2,353	2,174	8

Total Commercial lines	5,786	5,226	11

Total net premiums written	$9,166	$7,644	20%

    Chartis' net premiums written increased in the first three months of 2011 compared to the same period in 2010 due to growth in both Consumer and Commercial lines of business. Growth in both lines is primarily related to the acquisition of Fuji. For the three months ended March 31, 2011 Fuji contributed net premiums written of approximately $1 billion, of which $0.9 billion relates to Consumer lines and $0.1 billion relates to Commercial (Casualty) lines. Excluding Fuji, net premiums written increased approximately 7 percent over the comparable 2010 three-month period.

    Excluding Fuji, Consumer lines increased 3 percent over the comparable 2010 period, as Chartis continues to execute on its strategy of growing its higher margin, less capital intensive classes of business and as appropriate, taking corrective actions, including exiting certain classes of underperforming businesses.

    Excluding Fuji, overall Commercial lines increased approximately $460 million or 9 percent over the comparable 2010 period. Similarly, Casualty lines increased $226 million or 10 percent excluding Fuji, primarily reflecting improvements in ratable exposures (i.e., asset values, payrolls and sales), general rate improvement and retrospective premium adjustments on loss-sensitive contracts for Chartis U.S.

    Management continues to execute on its plan to reduce its exposure to certain classes of its Casualty lines of business. As an example, at March 31, 2011 policies-in-force for Chartis U.S. specialty workers' compensation business decreased approximately 9 percent from the comparable 2010 three-month period. Further, excluding the effects of 2011 rate increases, and exposure and retrospective based premium adjustments, as of March 31, 2011, specialty workers' compensation premium decreased 6 percent compared to the 2010 three-month period.

    The increase in Property net premiums written reflects the effects of continued execution of reinsurance strategies designed to reduce overall costs, maintain limits consistent with prior years, minimize credit exposure and reduce probable maximum losses. In connection with this strategy, a property quota share treaty was not renewed in 2011, resulting in an increase in Property net premiums written of approximately $38 million.

    The increase in Specialty net premiums written is due primarily to the issuance of a large Chartis U.S. errors and omissions policy.

    Overall, Chartis continues to see improved retention ratios, new business submissions, and a relatively stable rate environment across all of its major product lines and regions.

American International Group, Inc. and Subsidiaries

 AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on Chartis net premiums written:

Three Months Ended March 31,	2011 vs. 2010

Increase in original currency*	18.7%
Foreign exchange effect	1.2

Increase as reported in U.S. dollars	19.9%

*
Computed using a constant exchange rate for each period.

Chartis Underwriting Ratios

The following table summarizes Chartis GAAP combined ratios:

Three Months Ended March 31,	2011	2010	Increase (Decrease)

Loss ratio	89.7	71.4	18.3
Expense ratio	29.3	31.1	(1.8)

Combined ratio	119.0	102.5	16.5

Loss ratio:

    The increase in the loss ratio reflects the effects of increased catastrophe losses in the first three months of 2011 compared to the same period in 2010 as shown in the table below. Also, for the three months ended March 31, 2011, Chartis recorded net adverse prior year development of $23 million (net of additional premium adjustments of $37 million relating to loss sensitive insurance contracts and including reserve discount charges of $34 million). During the three months ended March 31, 2010, Chartis recorded net favorable prior year loss development of $185 million (net of returned premium adjustments of $59 million relating to loss sensitive contracts), primarily relating to short tail lines of business (primarily for property lines of business).

The following table presents catastrophe losses by major event:

	2011			2010
Three Months Ended March 31, (in millions)	Chartis U.S.	Chartis International	Total	Chartis U.S.	Chartis International	Total

Event:
Tohoku Catastrophe	$434	$864	$1,298	$-	$-	$-
New Zealand Christchurch earthquake	11	196	207	-	-	-
U.S. winter storms	67	-	67	-	-	-
Australia (Brisbane) floods	-	58	58	-	-	-
Chile earthquake	-	-	-	58	252	310
Northeast rainstorms (I and II)	-	-	-	119	-	119
All other events	17	41	58	20	42	62

Claims and claim expenses	529	1,159	1,688	197	294	491
Reinstatement premiums	(4)	43	39	-	10	10

Total catastrophe-related charges	$525	$1,202	$1,727	$197	$304	$501

American International Group, Inc. and Subsidiaries

 The following table presents the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss-sensitive contracts on the Chartis consolidated loss ratio:

	Three Months Ended March 31,
			Increase/ (Decrease)
	2011	2010

Loss ratio	89.7	71.4	18.3
Catastrophe losses and reinstatement premiums	(19.9)	(6.5)	(13.4)
Prior year development net of premium adjustments and including reserve discount	(0.4)	2.7	(3.1)

Loss ratio, as adjusted	69.4	67.6	1.8

    For the three months ended March 31, 2011, the overall adjusted loss ratio increased primarily due to:

  •
  An increase in the 2011 accident year loss ratio for the Chartis U.S. Specialty Workers' Compensation and Excess Casualty business, and an increase to the 2011 accident loss ratio for the Chartis International Primary Casualty and Indemnity lines (within the Europe region) as a result of the current year loss ratios established in connection with its 2010 annual loss reserve study;

  •
  An increase in losses on shorter tail lines of business; and

  •
  The acquisition of Fuji, which for the three months ended March 31, 2011 reported an adjusted loss ratio (excluding the effects of catastrophes, prior year development and reinstatement premiums) of 69.6.

Expense ratio:

    The improvement in the overall expense ratio is due in large part to the net benefits of the amortization of the net intangible liabilities relating to the acquisition of Fuji. For the three months ended, March 31, 2011, Fuji reported an expense ratio of 19.8. Excluding Fuji, the overall expense ratio of 30.5 is generally consistent with the comparable 2010 period, as decreases in Chartis U.S. were offset by increases in Chartis International. The increase in Chartis International relates to costs that are consistent with management's strategic objectives, including the implementation of improved regional governance and risk management capabilities, global accounting and claims systems initiatives and Solvency II readiness.

Chartis Investing and Other Results

    For the three months ended March 31, 2011, net investment income for Chartis increased due to the acquisition of Fuji, which contributed $78 million of net investment income in the current year period. Additionally, returns on partnership investments improved by $92 million compared to the same period in 2010 as general market conditions continued to improve.

    Net realized capital gains declined in the 2011 period as compared to the same period in 2010 due primarily to a decrease in realized gains within the Chartis International fixed maturity securities portfolio. The bargain purchase gain of $332 million in 2010 relates to the acquisition of Fuji.

    See Consolidated Results for further discussion on net investment income and net realized capital losses.

American International Group, Inc. and Subsidiaries

Chartis U.S. Results

The following table presents Chartis U.S. results:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Underwriting results:
Net premiums written	$4,128	$3,787	9%
Decrease in unearned premiums	354	775	(54)

Net premiums earned	4,482	4,562	(2)
Claims and claims adjustment expenses incurred	4,103	3,474	18
Underwriting expenses	1,095	1,199	(9)

Underwriting loss	(716)	(111)	(545)

Net investment income	874	844	4
Net realized capital gains	66	(3)	-

Pre-tax income	$224	$730	(69)%

Chartis U.S. Net Premiums Written

The following table presents Chartis U.S. net premiums written by line of business:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Consumer lines:
Accident & health	$386	$407	(5)%
Personal lines	392	462	(15)

Total Consumer lines	778	869	(10)

Commercial lines:
Casualty	1,528	1,304	17
Property	418	386	8
Specialty	1,404	1,228	14

Total Commercial lines	3,350	2,918	15

Total net premiums written	$4,128	$3,787	9%

    Chartis U.S. net premiums written increased primarily due to:

  •
  an increase of $96 million within the Commercial Casualty loss-sensitive business. Loss-sensitive business relates to policies whose premiums vary with the level of underlying losses. Accordingly, for the three months ended March 31, 2011, additional premiums of $37 million were recorded because a comparable amount of additional prior year losses were recognized. Conversely, the comparable 2010 three-month period includes returned premiums of $59 million because insured loss experience emerged more favorably;

  •
  an increase of $62 million due to improvement in ratable exposures compared to the weakness these exposures experienced in 2009 and 2010. Certain workers' compensation policies are subject to final determination of premiums after the policy has expired and Chartis re-evaluates (audits) the underlying ratable exposure (i.e., payroll). Given the decline in these exposures in 2009 and 2010 due to generally weak economic conditions, audits conducted in 2010 of policies issued in 2009 resulted in returned premiums of approximately $54 million. In 2011, final premium audits on policies written in 2010 resulted in additional premiums due Chartis of $8 million;

American International Group, Inc. and Subsidiaries

  •
  an increase in Property net premiums written reflecting the effects of continued execution of reinsurance strategies designed to reduce overall costs, maintain limits consistent with prior years, minimize credit exposure and reduce probable maximum losses. In connection with this strategy, a property quota share treaty was not renewed in 2011, resulting in an increase in Property net premiums written of approximately $38 million;

  •
  an increase in Specialty net premiums written due primarily to the issuance of a large errors and omissions policy.

    Growing the higher margin Consumer lines of business continues to be a key Chartis U.S. strategy. Where Consumer line programs do not meet internal performance or operating targets, management takes appropriate remedial actions, including in the first quarter of 2011, the decision to de-emphasize two specific programs, resulting in a decline in Consumer lines net premiums written in the quarter. Excluding the effects of these de-emphasized programs, the Chartis U.S. Consumer lines business continues to see growth in line with management's expectations.

Chartis U.S. Underwriting Ratios

The following table presents Chartis U.S. GAAP combined ratios:

Three Months Ended March 31,	2011	2010	Increase (Decrease)

Loss ratio	91.5	76.2	15.3
Expense ratio	24.4	26.3	(1.9)

Combined ratio	115.9	102.5	13.4

The following table shows the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss sensitive contracts on the Chartis U.S. loss ratio:

Three Months Ended March 31,	2011	2010	Increase (Decrease)

Loss ratio	91.5	76.2	15.3
Catastrophe losses and reinstatement premiums	(11.7)	(4.3)	(7.4)
Prior year development net of premium adjustments and including reserve discount	(1.8)	3.1	(4.9)

Loss ratio, as adjusted	78.0	75.0	3.0

Loss ratio:

    The increase in the loss ratio reflects the effects of increased catastrophe losses in the first three months of 2011 compared to the same period in 2010 as discussed above. Also, for the three months ended March 31, 2011, Chartis U.S. recorded net adverse prior year development of $73 million (net of additional premium adjustments of $37 million relating to loss-sensitive insurance contracts and including reserve discount charges of $25 million). During the three months ended March 31, 2010, Chartis U.S. recorded net favorable prior year loss development of $131 million (net of returned premium adjustments of $59 million relating to loss sensitive insurance contracts), primarily relating to property lines of business.

    Included within 2011 adverse development for prior years of $73 million, Chartis U.S. recorded a $34 million charge for two programs relating to accident year 1999 because improvements in reporting from third party administrators resulted in additional losses being recorded. Additionally, Chartis U.S. recorded $38 million of losses relating to a reallocation of its participation in Workers' Compensation residual markets resulting from the settlement described under Litigation Related to the Matters Underlying the 2006 Regulatory Settlements — Workers' Compensation Premium Reporting in Note 11 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

    For the three months ended March 31, 2011, the overall adjusted loss ratio increased primarily due to:

  •
  an increase to the 2011 accident year loss ratio for the Chartis U.S. Specialty Workers' Compensation and Excess Casualty business as a result of the current year loss ratios established in connection with its 2010 annual loss reserve study; and

  •
  an increase in losses on short tail lines of business (primarily within its property lines).

Expense ratio:

    The overall decline in the expense ratio is due to a 2011 reduction in certain insurance and reinsurance credit risk related allowances based on ongoing improvements relating to the analysis of certain account balances and related credit and financial statement exposure. In the first three months of 2011, Chartis U.S. reduced its bad debt allowance by approximately $44 million as compared to an increase of $24 million in the same period in 2010. In addition, expenses declined due to strategic reductions in certain direct marketing activities and other commission reductions due to declines in writings of certain classes of Consumer lines business. Further, 2011 is beginning to reflect the effects of cost saving initiatives introduced during the latter part of 2010. Partially offsetting these declines are increased personnel costs-relating to Chartis' U.S. strategy to continue to attract, retain and develop its human capital and to better align employee performance incentive programs with profitability, capital management, risk management, and other AIG performance measures.

Chartis U.S. Investing Results

    Net investment income for Chartis U.S. increased primarily as a result of partnership investments returning to profitability as market conditions improved. Chartis U.S. recorded a Net realized capital gain due to sales of fixed maturity securities and equity securities as market conditions improved and lower other-than-temporary impairments on investments due to improved cash flow expectations on structured securities.

Chartis International Results

The following table presents Chartis International results:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Underwriting results:
Net premiums written	$5,038	$3,857	31%
Increase in unearned premiums	(869)	(778)	(12)

Net premiums earned	4,169	3,079	35
Claims and claims adjustment expenses incurred	3,653	1,985	84
Underwriting expenses	1,442	1,175	23

Underwriting loss	(926)	(81)	(1,043)

Investing and other results:
Net investment income	305	227	34
Net realized capital gains (losses)	(19)	140	-
Bargain purchase gain	-	332	-

Pre-tax income (loss)	$(640)	$618	-%

American International Group, Inc. and Subsidiaries

 Chartis International Net Premiums Written

The following table presents Chartis International net premiums written by line of business:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Consumer lines:
Accident & health	$1,137	$982	16%
Personal lines	1,284	567	126
Life insurance	181	-	-

Total consumer lines	2,602	1,549	68

Commercial lines:
Casualty	987	885	12
Property	500	477	5
Specialty	949	946	-

Total commercial lines	2,436	2,308	6

Total net premiums written	$5,038	$3,857	31%

    Chartis International net premiums written increased primarily due to:

  •
  the acquisition of Fuji. Beginning on July 1, 2010, Fuji's net premiums written were included in Chartis International. For the three months ended March 31, 2011, Fuji's net premiums written were $1.0 billion, of which $0.9 billion relates to Consumer lines and $0.1 billion relates to Commercial lines. In addition, Chartis International's Life insurance business included in Consumer lines is produced by Fuji; and

  •
  continued stabilization of developed economies. This increased stabilization resulted in improved pricing, increased new business submissions and improved policyholder retention rates in both Consumer and Commercial lines.

    From a regional perspective, growth in the Far East region was driven primarily by the Fuji acquisition. The Growth Economy countries, with well established franchises and operations, continue to increase insurance penetration and growth within Consumer and Commercial lines. The Europe region's net premium written levels were consistent with 2010 due to continued strong pricing discipline in a recovering soft market.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Chartis International net premiums written:

Three Months Ended March 31,	2011 vs. 2010

Increase in original currency(a)	28.1	%(b)
Foreign exchange effect	2.5

Increase as reported in U.S. dollars	30.6%

(a)
Computed using a constant exchange rate for each period.

(b)
Substantially all of this increase was attributable to the Fuji acquisition.

American International Group, Inc. and Subsidiaries

 Chartis International Underwriting Ratios

The following table presents Chartis International combined ratios:

Three Months Ended March 31,	2011	2010	Increase (Decrease)

Loss ratio	87.6	64.5	23.1
Expense ratio	34.6	38.2	(3.6)

Combined ratio	122.2	102.7	19.5

Loss ratio:

The following table shows the impact of catastrophe losses, prior year development, related reinstatement premiums and premium adjustments on loss sensitive contracts on the Chartis International loss ratio:

Three Months Ended March 31,	2011	2010	Increase (Decrease)

Loss ratio	87.6	64.5	23.1
Catastrophe losses and reinstatement premium	(28.4)	(9.7)	(18.7)
Prior year development net of premium adjustments and including reserve discount	1.2	1.7	(0.5)

Loss ratio, as adjusted	60.4	56.5	3.9

    For the three months ended March 31, 2011, the adjusted loss ratio increased compared to the same period in 2010 primarily due to:

  •
  an increase to the 2011 accident year loss ratio for the Chartis International Primary Casualty and Indemnity lines (within the Europe region) as a result of the current year loss ratios established in connection with its 2010 annual loss reserve study; and

  •
  the acquisition of Fuji, which for the three months ended March 31, 2011 reported an adjusted loss ratio (excluding the effects of catastrophes, prior year development and reinstatement premiums) of 69.6.

Expense ratio:

    The decline in the expense ratio is due to the acquisition of Fuji. For the three months ended March 31, 2011, Fuji reported an expense ratio of 19.8. This ratio reflects the benefits from the amortization of net intangible liabilities relating to the Fuji acquisition. Excluding Fuji, the expense ratio increased 1 point. This increase relates to costs that are consistent with management's strategic objectives, including the implementation of improved regional governance and risk management capabilities, global accounting and claims systems initiatives and Solvency II readiness. Additionally, Chartis International incurred approximately $14 million of expenses relating to the implementation of its business continuity plans and charges related to fixed asset damage as a result of the Tohoku Catastrophe in Japan.

Chartis International Investing and Other Results

    Chartis International net investment income increased primarily due to the acquisition of Fuji, which contributed $78 million of net investment income for the three months ended March 31, 2011.

    Chartis International recorded a net realized capital loss in the first three months of 2011 compared to a net realized capital gain in 2010. The 2010 period included $164 million of gains relating to fixed maturity securities.

    The bargain purchase gain of $332 million in 2010 was recognized in connection with the acquisition of Fuji.

American International Group, Inc. and Subsidiaries

 Liability for unpaid claims and claims adjustment expense

    The following discussion of the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for the Chartis U.S. and Chartis International reporting units in the Chartis operating segment and loss reserves pertaining to the Mortgage Guaranty reporting unit which is reported in AIG's Other operations category.

The following table presents the components of the loss reserves by major lines of business on a statutory basis*:

(in millions)	March 31, 2011	December 31, 2010

Other liability occurrence	$23,539	$23,583
International	18,796	16,583
Workers' compensation	17,858	17,683
Other liability claims made	11,438	11,446
Property	5,697	3,846
Mortgage Guaranty/Credit	4,011	4,220
Auto liability	3,143	3,337
Products liability	2,628	2,377
Medical malpractice	1,748	1,754
Accident and health	1,388	1,444
Aircraft	1,163	1,149
Commercial multiple peril	1,116	1,006
Fidelity/surety	858	934
Reinsurance	126	130
Other	1,469	1,659

Total	$94,978	$91,151

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

The following table classifies the components of net loss reserves by business unit:

(in millions)	March 31, 2011	December 31, 2010

Chartis:
Chartis U.S.	$53,581	$53,111
Chartis International	16,620	14,963

Total Chartis	70,201	68,074

Mortgage Guaranty	3,273	3,433

Net liability for unpaid claims and claims adjustment expense at end of period	$73,474	$71,507

American International Group, Inc. and Subsidiaries

Discounting of Reserves

    At March 31, 2011, net loss reserves reflect a loss reserve discount of $3.19 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979-81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Those asbestos liabilities that are fixed and determinable are discounted based on investment yields. The discount is comprised of the following: $790 million — tabular discount for workers' compensation in Chartis U.S. and $2.27 billion — non-tabular discount for workers' compensation in Chartis U.S.; and $128 million — non-tabular discount for asbestos for Chartis.

Quarterly Reserving Process

    AIG believes that its net loss reserves are adequate to cover net losses and loss expenses as of March 31, 2011. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of March 31, 2011. In the opinion of management, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on AIG's consolidated financial condition, although such events could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

Three Months Ended March 31, (in millions)	2011	2010

Net liability for unpaid claims and claims adjustment expense at beginning of year	$71,507	$67,899
Foreign exchange effect	546	(553)
Acquisitions*	-	1,538
Dispositions	-	(25)

Losses and loss expenses incurred:
Current year	7,684	5,998
Prior years, other than accretion of discount	(16)	(476)
Prior years, accretion of discount	115	86

Losses and loss expenses incurred	7,783	5,608

Losses and loss expenses paid	6,362	5,916

Reclassified to liabilities held for sale	-	(2)

Net liability for unpaid claims and claims adjustment expense at end of period	$73,474	$68,549

*
Represents the acquisition of Fuji on March 31, 2010.

American International Group, Inc. and Subsidiaries

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

Three Months Ended March 31, (in millions)	2011	2010

Prior Accident Year Development by Reporting Unit:
Chartis:
Chartis U.S.	$85	$(190)
Chartis International	(59)	(54)

Total Chartis	26	(244)
Mortgage Guaranty	(42)	(232)

Prior years, other than accretion of discount	$(16)	$(476)

	Calendar Year
Three Months Ended March 31, (in millions)
	2011	2010

Prior Accident Year Development by Accident Year:
Accident Year
2010	$(63)
2009	(3)	$(263)
2008	(51)	(116)
2007	107	(58)
2006	(69)	(56)
2005	(41)	(35)
2004 and prior	104	52

Prior years, other than accretion of discount	$(16)	$(476)

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each class of business, as appropriate, in the three-month period ended March 31, 2011 to determine the loss development from prior accident years for the three-month period ended March 31, 2011. As part of its reserving process, AIG also considers notices of claims received with respect to emerging and/or evolving issues, such as those related to the U.S. mortgage and housing market.

    See Chartis Results herein for further discussion of net loss development.

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

    As described more fully in AIG's 2010 Annual Report on Form 10-K, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the three-month period ended March 31, 2011, a minor amount of incurred loss pertaining to the asbestos loss reserve discount and a minor adjustment to the environmental gross and net reserves are reflected in the table below.

American International Group, Inc. and Subsidiaries

    On April 20, 2011, Chartis announced that it has entered into an agreement with NICO under which the bulk of Chartis' legacy asbestos liabilities will be transferred to NICO as part of Chartis' ongoing strategy to reduce its reserve development risk. At the closing of this transaction, but effective as of January 1, 2011, Chartis will cede the majority of its net asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. Chartis will pay NICO approximately $1.65 billion in respect of the cession. See Priorities for 2011 — Chartis herein and Note 16 to the Consolidated Financial Statements.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	2011		2010
Three Months Ended March 31, (in millions)
	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,526	$2,223	$3,236	$1,151
Losses and loss expenses incurred*	81	34	1	2
Losses and loss expenses paid*	(135)	(58)	(188)	(48)

Liability for unpaid claims and claims adjustment expense at end of period	$5,472	$2,199	$3,049	$1,105

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$240	$127	$338	$159
Losses and loss expenses incurred*	8	5	-	1
Losses and loss expenses paid*	(28)	(12)	(12)	(8)

Liability for unpaid claims and claims adjustment expense at end of period	$220	$120	$326	$152

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,766	$2,350	$3,574	$1,310
Losses and loss expenses incurred*	89	39	1	3
Losses and loss expenses paid*	(163)	(70)	(200)	(56)

Liability for unpaid claims and claims adjustment expense at end of period	$5,692	$2,319	$3,375	$1,257

*
All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

	2011		2010
Three Months Ended March 31, (in millions)
	Gross	Net	Gross	Net

Asbestos	$4,383	$1,907	$2,016	$838
Environmental	77	33	159	63

Combined	$4,460	$1,940	$2,175	$901

American International Group, Inc. and Subsidiaries

The following table presents a summary of asbestos and environmental claims count activity:

	2011			2010
Three Months Ended March 31, 2011
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	4,933	4,087	9,020	5,417	5,994	11,411
Claims during year:
Opened	376	41	417	133	111	244
Settled	(20)	(19)	(39)	(55)	(44)	(99)
Dismissed or otherwise resolved	(151)	(174)	(325)	(287)	(1,321)	(1,608)

Claims at end of period	5,138	3,935	9,073	5,208	4,740	9,948

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at March 31, 2011 and 2010. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at March 31, 2010 by approximately 0.5 years and 1.4 years, respectively.

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

    Further, these ratios are expected to be significantly affected by the NICO asbestos reinsurance agreement commencing in the second quarter of 2011.

The following table presents AIG's survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2011		2010
Three Months Ended March 31,	Gross	Net	Gross	Net

Survival ratios:
Asbestos	9.0	10.0	4.5	3.9
Environmental	3.2	3.0	4.4	3.3
Combined	8.4	8.9	4.5	3.8

SunAmerica Operations

    SunAmerica offers a comprehensive suite of products and services to individuals and groups including term life, universal life, accident & health products, fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. SunAmerica offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct to-consumer platforms.

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

American International Group, Inc. and Subsidiaries

of the underlying profitability of the ongoing operations of SunAmerica. The reconciliations to pre-tax income are provided in the tables that follow.

SunAmerica Results

The following table presents SunAmerica results:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Domestic Life Insurance:
Revenue:
Premiums	$621	$667	(7)%
Policy fees	376	373	1
Net investment income	1,047	1,034	1
Operating expenses:
Policyholder benefits and claims incurred	1,033	1,110	(7)
Interest credited to policyholder account balances	210	210	-
Amortization of deferred acquisition costs	131	156	(16)
Policy acquisition and other expenses	253	233	9

Operating income	417	365	14
Net realized capital losses	(82)	(140)	41
Benefit of DAC, VOBA and SIA related to net realized capital losses	3	2	50

Pre-tax income	$338	$227	49%

Domestic Retirement Services:
Revenue:
Policy fees	$308	$275	12%
Net investment income	1,707	1,673	2
Operating expenses:
Policyholder benefits and claims incurred	(18)	(16)	(13)
Interest credited to policyholder account balances	895	899	-
Amortization of deferred acquisition costs	209	112	87
Policy acquisition and other expenses	203	199	2

Operating income	726	754	(4)
Net realized capital losses	(138)	(656)	79
Benefit of DAC, VOBA and SIA related to net realized capital losses	14	2	600

Pre-tax income	$602	$100	502%

Total SunAmerica:
Revenue:
Premiums	$621	$667	(7)%
Policy fees	684	648	6
Net investment income	2,754	2,707	2
Operating expenses:
Policyholder benefits and claims incurred	1,015	1,094	(7)
Interest credited to policyholder account balances	1,105	1,109	-
Amortization of deferred acquisition costs	340	268	27
Policy acquisition and other expenses	456	432	6

Operating income	1,143	1,119	2
Net realized capital losses	(220)	(796)	72
Benefit of DAC, VOBA and SIA related to net realized capital losses	17	4	325

Pre-tax income	$940	$327	187%

American International Group, Inc. and Subsidiaries

    SunAmerica reported a slight increase in operating income primarily due to the following:

  •
  Higher net investment income due to a $178 million increase in partnership income and $91 million higher income related to the valuation of ML II. These increases were partially offset by the effects of a decline in base yields as investment purchases in 2010 and early 2011 were made at yields lower than the weighted average yields of the overall base portfolio.

  •
  The increases in net investment income were partially offset by a DAC and SIA unlocking charge of $76 million in the three-month period ended March 31, 2011, resulting from reductions in spread assumptions for group retirement products. There were no unlockings in the three months ended March 31, 2010.

    Pre-tax income for SunAmerica reflected a decline in net realized capital losses due principally to a significant decline in other-than-temporary impairments and a decrease in fair value losses on derivatives primarily used to hedge the effect of interest rate and foreign exchange movements on GIC reserves. See Results of Operations — Consolidated Results — Premiums and Other Considerations; — Net Investment Income; and — Net Realized Capital Gains (Losses).

Premiums

    Premiums represent premiums received on traditional life insurance policies and deposits on life contingent payout annuities. Premiums, deposits and other considerations is a non-GAAP measure which includes life insurance premiums, deposits on annuity contracts and mutual funds.

The following table presents a reconciliation of premiums, deposits and other considerations to premiums:

Three Months Ended March 31, (in millions)	2011	2010

Premiums, deposits and other considerations	$6,226	$4,737
Deposits	(5,619)	(4,038)
Other	14	(32)

Premiums	$621	$667

Sales and Deposits

The following tables summarize SunAmerica Premiums, deposits and other considerations by product*:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Premiums, deposits and other considerations
Life insurance	$1,187	$1,323	(10)%
Group retirement product deposits	1,702	1,608	6
Individual fixed annuity deposits	2,151	1,153	87
Individual variable annuity deposits	759	357	113
Retail mutual funds	410	276	49
Individual annuities runoff	17	20	(15)

Total premiums, deposits and other considerations	$6,226	$4,737	31%

Life insurance sales	$55	$47	17%

*
Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and single premiums and unscheduled deposits from new and existing policyholders. Annuity sales represent deposits from new and existing customers. Sales of group accident and health insurance represent annualized first-year premiums from new policies.

American International Group, Inc. and Subsidiaries

    Total premiums, deposits and other considerations increased as deposits from individual fixed annuities, individual variable annuities and retail mutual funds all showed significant increases. The decline in Life insurance was primarily driven by lower payout annuities, lower deferred annuities driven by the interest rate environment and lower life insurance renewals. Individual fixed annuity deposits increased in the three-month period ended March 31, 2011 compared to the same period in 2010 as certain bank distributors negotiated a lower commission in exchange for a higher rate offered to policyholders which made AIG's individual fixed products more attractive. Variable annuity sales increased due to reinstatements at a number of key broker-dealers, increased wholesaler productivity and improvements in the equity markets. Retail mutual funds increased as a result of increased sales due to a sales strategy surrounding cyclical investment themes. Life insurance sales grew over the first quarter of last year as efforts to re-engage independent distribution and improve productivity of the career agency force continue to produce results.

American International Group, Inc. and Subsidiaries

Domestic Retirement Services Sales and Deposits

The following table presents the account value rollforward for Domestic Retirement Services:

Three Months Ended March 31, (in millions)	2011	2010

Group retirement products
Balance, beginning of year	$68,365	$63,419
Deposits – annuities	1,291	1,254
Deposits – mutual funds	411	354

Total Deposits	1,702	1,608
Surrenders and other withdrawals	(1,503)	(1,676)
Death benefits	(83)	(73)

Net inflows (outflows)	116	(141)
Change in fair value of underlying investments, interest credited, net of fees	2,084	1,591

Balance, end of period	$70,565	$64,869

Individual fixed annuities
Balance, beginning of year	$48,489	$47,202
Deposits	2,151	1,153
Surrenders and other withdrawals	(840)	(905)
Death benefits	(402)	(370)

Net inflows (outflows)	909	(122)
Change in fair value of underlying investments, interest credited, net of fees	456	467

Balance, end of period	$49,854	$47,547

Individual variable annuities
Balance, beginning of year	$25,581	$24,637
Deposits	759	357
Surrenders and other withdrawals	(838)	(674)
Death benefits	(110)	(120)

Net outflows	(189)	(437)
Change in fair value of underlying investments, interest credited, net of fees	885	666

Balance, end of period	$26,277	$24,866

Total Domestic Retirement Services
Balance, beginning of year	$142,435	$135,258
Deposits	4,612	3,118
Surrenders and other withdrawals	(3,181)	(3,255)
Death benefits	(595)	(563)

Net inflows (outflows)	836	(700)
Change in fair value of underlying investments, interest credited, net of fees	3,425	2,724

Balance, end of period, excluding runoff	146,696	137,282
Individual annuities runoff	4,386	4,579
GIC runoff	7,823	8,427

Balance, end of period	$158,905	$150,288

General and separate account reserves and mutual funds
General account reserve	$98,505	$95,400
Separate account reserve	50,776	46,639

Total general and separate account reserves	149,281	142,039
Group retirement mutual funds	9,624	8,249

Total reserves and mutual funds	$158,905	$150,288

American International Group, Inc. and Subsidiaries

    Net flows improved in 2011 due to the impact of both the significant increase in deposits and continued favorable surrender experience in group retirement and individual fixed annuities. Surrender rates for individual fixed annuities have decreased in 2011 due to the low interest rate environment and the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace. Surrender rates for group retirement products declined due to a decrease in certain large group surrenders.

The following table presents reserves by surrender charge category and surrender rates:

	2011			2010
At March 31, (in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$54,117	$14,783	$12,248	$48,590	$12,211	$11,488
0% - 2%	1,247	3,676	4,044	1,952	3,029	4,216
Greater than 2% - 4%	1,282	5,265	2,253	1,906	5,660	2,040
Greater than 4%	3,519	23,008	7,592	3,338	23,483	6,692
Non-Surrenderable	776	3,122	140	834	3,164	430

Total reserves	$60,941	$49,854	$26,277	$56,620	$47,547	$24,866

Surrender rates	8.7%	6.9%	13.0%	10.6%	7.7%	11.2%

*
Excludes mutual funds of $9.6 billion and $8.2 billion at March 31, 2011 and 2010, respectively.

The following table summarizes the major components of the changes in SunAmerica DAC/VOBA:

Three Months Ended March 31, (in millions)	2011	2010

Balance, beginning of year	$9,606	$11,098
Acquisition costs deferred	299	233
Amortization expense	(326)	(267)
Change in unrealized losses on securities	(244)	(422)
Other	42	47

Balance, end of period	$9,377	$10,689

    As SunAmerica operates in various markets, the estimated gross profits used to amortize DAC and VOBA are subject to differing market returns and interest rate environments in any single period. The combination of market returns and interest rates may lead to acceleration of amortization in some products and simultaneous deceleration of amortization in other products.

    DAC and VOBA for insurance-oriented, investment-oriented and retirement services products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, SunAmerica's DAC and VOBA may be subject to an impairment charge and its results of operations could be significantly affected in future periods.

Financial Services Operations

    AIG's Financial Services subsidiaries engage primarily in commercial aircraft leasing and the management of the remaining Capital Markets derivatives business.

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

American International Group, Inc. and Subsidiaries

    AIG's Capital Markets operations are the run off of the remaining AIGFP derivative portfolios. AIGFP has continued to unwind its portfolios, including those associated with credit protection written through credit default swaps on super senior risk tranches of diversified pools of loans and debt securities. As a consequence of its strategy to wind down its portfolios, AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with the businesses of other AIG subsidiaries. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity of Parent and Subsidiaries — Financial Services — Capital Markets. Prior to the portfolio wind-down, AIGFP engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates.

    Historically, AIGFP derived a significant portion of its revenues from hedged financial positions entered into in connection with counterparty transactions. Prior to the portfolio wind-down, AIGFP also participated as a dealer in a wide variety of financial derivatives transactions.

Financial Services Results

Financial Services results were as follows:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Revenues:
Aircraft Leasing	$1,159	$1,218	(5)%
Capital Markets	370	(22)	-
Other, including intercompany adjustments	39	94	(59)

Total	$1,568	$1,290	22%

Pre-tax income (loss):
Aircraft Leasing	$120	$(81)	-%
Capital Markets	277	(86)	-
Other, including intercompany adjustments	(72)	(35)	(106)

Total	$325	$(202)	-%

Aircraft Leasing Results

    ILFC reported pre-tax income in the first quarter of 2011 compared to a pre-tax loss in the same period of 2010 primarily due to lower asset impairment and operating lease related charges recorded on aircraft. During the first quarter of 2011, ILFC recorded asset impairment and operating lease related charges of $113 million related primarily to sales and potential sales of 10 aircraft. In the same quarter in 2010, ILFC recorded asset impairment and operating lease related charges of $431 million related to aircraft agreed to be sold. ILFC also incurred increased interest expense driven by higher composite borrowing rates, and lower rental revenues and depreciation expense as a result of a reduction in its aircraft fleet.

Capital Markets Results

    Capital Markets reported pre-tax income in 2011 compared to a pre-tax loss in 2010 primarily due to higher unrealized market valuation gains related to the super senior credit default swap portfolio and an increase related to the net effect of changes in credit spreads on the valuation of Capital Markets derivative assets and liabilities. During the first quarter of 2011, Capital Markets recorded an unrealized market valuation gain of $323 million compared to an unrealized market valuation gain of $119 million in the first quarter of 2010. The gain resulted primarily from CDS transactions written on multi-sector CDOs driven by price improvement and amortization of the underlying assets (See Critical Accounting Estimates — Level 3 Assets and Liabilities — Valuation of Level 3 Assets and Liabilities for a discussion of Capital Markets super senior credit default swap portfolio). With respect to the valuation of Capital Markets derivative assets and liabilities, which are measured at fair value, Capital Markets incurred a net credit valuation adjustment gain of $28 million in the first quarter of 2011 compared to a net credit valuation adjustment loss of $178 million in the first quarter of 2010.

American International Group, Inc. and Subsidiaries

Other Operations

    AIG's Other operations includes results from Parent & Other operations, after allocations to AIG's business segments, Mortgage Guaranty operations, Asset Management operations, and results from those divested businesses not included in Discontinued operations.

    AIG's Parent & Other operations consist primarily of interest expense, intercompany interest income that is eliminated in consolidation, expenses of corporate staff not attributable to specific reportable segments (including restructuring costs), expenses related to efforts to improve internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate-level net realized capital gains and losses, certain litigation-related charges and net gains and losses on sale of divested businesses which did not qualify for discontinued operations accounting treatment. In addition, fair value gains or losses on AIG's remaining interest in AIA and in the MetLife securities received as consideration from the sale of ALICO are included in Parent & Other.

    Divested businesses include results of certain businesses that have been divested or are being wound down or repositioned.

Other Results

The following table presents pre-tax income for AIG's Other operations:

Three Months Ended March 31, (in millions)	2011	2010	Percentage Increase/ (Decrease)

Parent & Other:
Intercompany interest income, net	$10	$154	(94)%
Interest expense on FRBNY Credit Facility*	(72)	(833)	91
Other interest expense	(427)	(475)	10
Unallocated corporate expenses	(68)	(180)	62
Change in the fair value of MetLife securities prior to the sale	(157)	-	-
Change in fair value of AIA securities	1,062	-	-
Loss on extinguishment of debt	(3,313)	-	-
Net realized capital gain (loss)	(421)	285	-
Net loss on sale of divested businesses	(72)	(76)	5
Other miscellaneous, net	17	27	(37)

Total Parent & Other	$(3,441)	$(1,098)	(213)%

Other businesses:
Mortgage Guaranty	$7	$96	(93)%
Asset Management:
Direct Investment business	448	(147)	-
Institutional Asset Management	15	(74)	-
Divested businesses	22	675	(97)
Change in fair value of ML III	744	751	(1)

Total Other businesses	$1,236	$1,301	(5)%

Total Other operations	$(2,205)	$203	-%

*
Includes interest expense of $2 million and $19 million for 2011 and 2010, respectively, allocated to discontinued operations in consolidation.

Parent & Other

    Parent & Other reported an increased pre-tax loss in the first quarter of 2011 compared to the same period in 2010 primarily due to a loss on extinguishment of debt of $3.3 billion in connection with the Recapitalization, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility.

American International Group, Inc. and Subsidiaries

    This loss was partially offset by:

•
a $1.1 billion increase in fair value of AIG's equity interest in AIA;

•
a decline in interest expense as a result of the repayment of the FRBNY Credit Facility; and

•
a reduction in unallocated corporate expenses, principally due to a decrease in restructuring-related expenses.

Other Businesses

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers mortgage lenders from the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

    Mortgage Guaranty pre-tax income decreased in 2011, driven by:

•
increases in earned premiums from first-lien business that were more than offset by a decline in earned premiums from the second-lien, private student loan and international businesses resulting from these businesses being placed into runoff during the fourth quarter of 2008; and

•
an increase in claims and claims adjustment expenses for the first-lien and second-lien businesses compared to the first quarter of 2010, partially offset by a decline for the international business. The higher claims and claims adjustment expenses include provisions for increased overturns of previously denied and rescinded claims and lower favorable development than experienced in the same period in 2010, all primarily in first-lien business. The increased overturns result from additional resources deployed by lenders and mortgage servicers to address loan documentation issues. The higher claims and claims adjustment expenses were partially offset by lower levels of newly reported delinquencies in the first-lien, second-lien and international products and higher denials and rescissions on first-lien claims and an increase in denials of second-lien claims arising from an operational change in the mitigation of second lien claims in the first quarter of 2011.

    UGC, like other participants in the mortgage insurance industry, has made claims against various counterparties in relation to alleged underwriting failures, and received similar claims from counterparties. These claims and counterclaims allege breach of contract, breach of good faith and fraud, among other allegations.

Risk-in-Force

The following table presents risk in force and delinquency ratio information for UGC's domestic business:

At March 31, (dollars in billions)	2011	2010

Domestic first-lien:
Risk in force	$24.9	$26.1
60+ day delinquency ratio on primary loans(a)	15.2%	18.7%
Domestic second-lien:
Risk in force(b)	$1.8	$2.5

(a)
Based on number of policies, consistent with mortgage industry practice.

(b)
Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

American International Group, Inc. and Subsidiaries

Change in Fair Value of ML III

    The gain attributable to AIG's interest in ML III for the first quarter of 2011 was primarily due to the shortening of weighted average life by 0.55 years and the tightening of credit spreads.

Asset Management Operations

    AIG's Asset Management operations include the results of the Direct Investment businesses and the Institutional Asset Management business.

    The revenues of the Institutional Asset Management business are primarily derived from providing asset management services to AIG and its subsidiaries and are eliminated in AIG's consolidated financial results. The Direct Investment businesses' operating results are impacted by performance in the credit, equity and real estate markets.

Direct Investment Business Results

    The Direct Investment business includes results for the Matched Investment Program (MIP), AIG Global Real Estate and the results of certain non-derivative assets and liabilities of AIGFP now managed by the Asset Management Group.

    The Direct Investment business' pre-tax income increased in 2011 driven by:

•
net unrealized gain on AIGFP assets and liabilities accounted for under the fair value option where improving asset spreads outpaced the impact of tightening liability spreads (as shown in the table below); and

•
significantly lower impairments on fixed maturity and real estate investments.

The following table presents credit valuation adjustment gains (losses) for the Direct Investment business (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Three Months Ended March 31, 2011
Bond trading securities	$325	Notes and bonds payable	$(18)
Loans and other assets	16	Hybrid financial instrument liabilities	(30)
		GIAs	9
		Other liabilities	(2)

Increase in assets	$341	Increase in liabilities	$(41)

Net pre-tax increase to Other income	$300

Three Months Ended March 31, 2010
Bond trading securities	$823	Notes and bonds payable	$(196)
Loans and other assets	46	Hybrid financial instrument liabilities	(249)
		GIAs	(145)
		Other liabilities	(37)

Increase in assets	$869	Increase in liabilities	$(627)

Net pre-tax increase to Other income	$242

American International Group, Inc. and Subsidiaries

 Institutional Asset Management Results

    Institutional Asset Management includes AIG's internal asset management business and AIG Markets, Inc. (AIG Markets). AIG Markets acts as a derivative intermediary transacting with AIG and its subsidiaries and third parties.

    Institutional Asset Management recognized pre-tax income in 2011 which was driven by increased fees charged to AIG subsidiaries for asset management services beginning in the first quarter of 2011 as well as fair value adjustments on derivatives associated with changes in counterparty credit risk. The positive increase over the prior year is driven by the sale of AIG's third party asset management business and the deconsolidation of certain private equity investments in the first quarter of 2010 which significantly reduced operating expenses.

Divested Businesses

    Divested businesses include the operating results of divested businesses that did not qualify for discontinued operations accounting through the date of their sale as well as certain non-core businesses currently in run-off. The Divested businesses results for the three months ended March 31, 2010 primarily represent the historical results of AIA, which was deconsolidated in November 2010.

Capital Resources and Liquidity

Overview

    As a result of the closing of the Recapitalization and various actions taken in the first quarter of 2011, AIG Parent has generated and used substantial cash and short-term investment balances, and has established significant sources of contingent liquidity.

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

    AIG's consolidated risk target is to maintain a minimum liquidity buffer such that AIG Parent's liquidity needs under the ERM stress scenarios do not exceed 80 percent of AIG Parent's overall liquidity sources over the specified two-year horizon. If the 80 percent minimum threshold is projected to be breached over this defined time horizon, AIG will take appropriate actions to further increase liquidity sources or reduce liquidity needs to maintain the target threshold, although no assurance can be given that this can be achieved under then-prevailing market conditions.

    As a result of these ERM stress tests at March 31, 2011 and other considerations discussed in Note 1 to the Consolidated Financial Statements, AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies or events. However, no assurance can be given that AIG's cash needs will not exceed projected amounts. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, further downgrades in AIG's credit ratings, or catastrophic losses may

American International Group, Inc. and Subsidiaries

result in significant additional cash needs, loss of some sources of liquidity or both. Regulatory and other legal restrictions could limit AIG's ability to transfer funds freely, either to or from its subsidiaries.

    During the first quarter of 2011, AIG entered into unconditional capital maintenance agreements (CMAs) with certain domestic Chartis and SAFG insurance companies. These CMAs are expected to enhance AIG's capital management practices, and will help manage the flow of capital and funds between AIG Parent and its insurance company subsidiaries. For additional details regarding CMAs, see Liquidity of Parent and Subsidiaries — Chartis, and Liquidity of Parent and Subsidiaries — SunAmerica below.

Analysis of sources and uses of cash

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Three Months Ended March 31, (in millions)	2011	2010

Summary:
Net cash provided by (used in) operating activities	$(5,312)	$3,195
Net cash provided by (used in) investing activities	39,617	(4,516)
Net cash used in financing activities	(34,485)	(266)
Effect of exchange rate changes on cash	23	(42)

Decrease in cash	(157)	(1,629)
Cash at beginning of year	1,558	4,400
Change in cash of businesses held for sale	400	(638)

Cash at end of period	$1,801	$2,133

    Net cash used in operating activities for the first three months of 2011 reflects the payment of FRBNY Credit Facility accrued compounded interest and fees totaling $6.4 billion, which in prior periods were paid in kind and, accordingly did not reduce operating cash flow in prior periods.

    Excluding the payment of FRBNY Credit Facility accrued interest and fees, AIG generated positive operating cash flows in both periods. Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits, but the ability of Chartis to generate positive cash flow is affected by operating expenses, the frequency and severity of losses under its insurance policies and policy retention rates. Cash used by Chartis operations was $228 million for the first three months of 2011 compared to $421 million in the same period of 2010, as a reduction in claims paid was more than offset by declines in premiums collected, arising primarily from a decrease in domestic production. Catastrophic events and significant casualty losses, the timing and effect of which are inherently unpredictable, reduce operating cash flow for Chartis operations. Cash provided by AIG's life insurance subsidiaries, including entities presented as discontinued operations, was $1.4 billion for the first three months of 2011 compared to $2.7 billion in the same period in 2010, as 2010 included operating cash flows for AIA and ALICO, which were divested in 2010. Cash used by Financial Services was $136 million for the first three months of 2011, compared to cash provided of $588 million for the same period in 2010, primarily attributable to the continued wind-down of AIGFP's portfolio.

    The AIGFP portfolio wind-down and other segment developments affecting pre-tax income (loss) described above are discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity of Parent and Subsidiaries — Financial Services — Capital Markets.

    The significant increase in cash from investing activities in the first three months of 2011 was driven by the deployment of restricted cash generated from the AIA IPO and ALICO Sale and disposition of MetLife securities. Net cash used in investing activities in the first three months of 2010 primarily resulted from net purchases of fixed maturity securities, resulting from AIG's investment of cash generated from operating activities, and the redeployment of liquidity that had been accumulated by the insurance companies in 2008 and 2009.

    Net cash used in financing activities for the first three months of 2011 primarily represents the repayment of the FRBNY Credit Facility and the $9.1 billion partial repayment of the SPV Preferred Interests on January 14, 2011 in connection with the Recapitalization described in Note 1 of the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Liquidity of Parent and Subsidiaries

AIG Parent

    The Recapitalization in January 2011 involved a series of integrated transactions which directly impacted AIG Parent's liquidity activities and position. These transactions included the repayment of the FRBNY Credit Facility, and the repurchase and exchange of the SPV Preferred Interests. These transactions are excluded from the Sources and Uses discussion below.

    In addition, in the first quarter of 2011, several significant asset sales were completed, including the sale of AIG Star and AIG Edison in February 2011, and the sale of MetLife securities in March 2011. These transactions are more fully described in Sales of Businesses and Sales of MetLife Securities above, and are excluded from the Sources and Uses discussion below.

Sources of Liquidity

    AIG Parent's primary sources of cash flow are dividends, distributions, and other payments from subsidiaries. In the first three months of 2011, AIG Parent collected $32 million in payments from subsidiaries.

    As a result of the closing of the Recapitalization, AIG has established and maintains substantial sources of actual and contingent liquidity.

The following table presents AIG Parent's sources of liquidity, other than liquidity that is expected to result from cash flows from operations:

(in millions)	As of March 31, 2011

Cash*	$42
Short-term investments*	6,685
Available capacity under Syndicated Credit Facilities	3,000
Available capacity under Contingent Liquidity Facility	500
Available capacity under the Department of the Treasury Commitment (Series G)	2,000

Total AIG Parent liquidity sources	$12,227

*
Excludes Cash and Short-term Investments held by AIGFP (excluding Banque AIG S.A.) which are considered to be unrestricted and available for use by AIG Parent; these balances totaled $326 million at March 31, 2011.

    AIG's ability to borrow under the syndicated credit and contingent liquidity facilities is not contingent on its credit ratings. For further discussion of the terms and conditions relating to the bank credit facilities, see Credit Facilities below. For additional information on the contingent liquidity facility, see Debt below. The available funding under the Series G Drawdown Right that may be used for general corporate purposes will be reduced by the amount of the net proceeds of future AIG equity offerings.

Uses of Liquidity

    AIG's primary uses of cash flow are for debt service, operating expenses and subsidiary capital needs. In the first three months of 2011, AIG Parent retired $1.4 billion of debt and made interest payments totaling $483 million. As noted above, approximately $5.0 billion of AIG Parent's cash and short-term investment balances represents balances attributable to the MIP and available to meet obligations of the MIP. See Liquidity of Parent and Subsidiaries — Other Operations — Asset Management — Direct Investment Business below for additional details.

    AIG Parent made $3.8 billion in net capital contributions to subsidiaries in the first quarter of 2011, of which $3.7 billion was contributed to Chartis as a result of the reserve strengthening in the fourth quarter of 2010. This transaction was funded from the retention of $2 billion of net cash proceeds from the sale of AIG Star and AIG

American International Group, Inc. and Subsidiaries

Edison (which the Department of the Treasury provided a waiver for AIG to use for this purpose instead of using the amount to repay SPV Preferred Interests) and available cash at AIG Parent.

    AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies or events.

    Several Chartis U.S. insurance subsidiaries have deferred tax assets on a separate company basis, including those resulting from net operating losses incurred. In the event that the deferred tax assets become non-admitted for insurance regulatory reporting purposes, Chartis may require additional capital contributions from AIG. Based on the December 31, 2010 statutory balances, which are the latest available, such contributions could be as much as $2.3 billion. For additional information, see Chartis liquidity overview below.

Chartis

    AIG currently expects that its Chartis subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Chartis subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $14.8 billion as of March 31, 2011. Further, Chartis businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds, which Chartis could monetize in the event liquidity levels are deemed insufficient. In the first quarter of 2011, Chartis received a capital contribution of $3.7 billion in cash from AIG as a result of the reserve strengthening in the fourth quarter of 2010. Chartis used $1.8 billion of this amount to purchase certain assets from the Direct Investment Business (DIB). Additionally, Chartis subsequently returned capital to AIG Parent of $2.2 billion in the form of all of the outstanding stock of UGC in the first quarter of 2011.

    One or more large catastrophes may require AIG to provide additional support to the affected Chartis operations. In addition, downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of its subsidiaries which could result in non-renewals or cancellations by policyholders and adversely affect the relevant subsidiary's ability to meet its own obligations, and require AIG to provide capital or liquidity support to the subsidiary. Increases in market interest rates may adversely affect the financial strength ratings of Chartis subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include economic collapse of a nation or region significant to Chartis operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

    In February 2011, AIG entered into CMAs with certain Chartis domestic property and casualty insurance companies. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of these Chartis insurance companies at or above a specified minimum percentage of the companies' projected total authorized control level Risk-Based Capital (RBC) (as defined under applicable insurance laws). In addition, the CMAs also provide that if the total adjusted capital of these Chartis insurance companies is in excess of a specified minimum percentage of their respective total authorized control level RBCs (as reflected in the companies' quarterly or annual statutory financial statements), subject to board and regulatory approval(s), the companies would declare and pay ordinary dividends to their equity holders in amounts representing the excess over that required to maintain the specified minimum percentage.

    Several Chartis U.S. insurance subsidiaries have deferred tax assets on a separate company basis, including those resulting from net operating losses incurred. Chartis intends to rely on prudent and feasible effective tax planning actions and/or strategies to preserve admissibility of such deferred tax assets for insurance regulatory reporting (statutory) purposes. In the event that Chartis cannot execute such actions, if required, and the related deferred tax assets become non-admitted for insurance regulatory reporting purposes, such insurance companies would require additional capital contributions of up to $2.3 billion from AIG, based on December 31, 2010 statutory balances, which are the latest available. The Chartis U.S. deferred tax assets have a full valuation allowance at the AIG consolidated level as described in Note 14 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

    Chartis continues to identify cost effective opportunities to manage its capital allocation through the use of intercompany reinsurance.

SunAmerica

    Management considers the sources of liquidity for SunAmerica subsidiaries adequate to satisfy future liquidity requirements and meet foreseeable liquidity needs, including reasonably foreseeable contingencies or events. The SunAmerica companies continue to maintain substantial liquidity in the form of cash and short-term investments, totaling $13.1 billion as of March 31, 2011. These subsidiaries generally have been lengthening their maturity profile by purchasing investment grade fixed income securities in order to reduce the levels of cash, cash equivalents and other short-term instruments that had been maintained during 2009 and 2010.

    The most significant potential liquidity needs of SunAmerica companies are the funding of product surrenders, withdrawals and maturities. Given the size and liquidity profile of SunAmerica's investment portfolios, AIG believes that any deviations from projected claim experience would not constitute a significant liquidity risk.

    In March 2011, AIG entered into CMAs with certain SunAmerica insurance companies. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of these SunAmerica insurance companies at or above a specified minimum percentage of the companies' projected company action level RBCs (as defined under applicable insurance laws). In addition, the CMAs also provide that if the total adjusted capital of these SunAmerica insurance companies is in excess of a specified minimum percentage of their respective total company action level RBCs (as reflected in the companies' quarterly or annual statutory financial statements), subject to board and regulatory approval(s), the companies would declare and pay ordinary dividends to their equity holders in amounts representing the excess over that required to maintain the specified minimum percentage.

Financial Services

    AIG's major Financial Services operations consist of ILFC and the remaining portfolios of AIGFP, which are in wind-down.

International Lease Finance Corporation

    ILFC's sources of liquidity include collections of lease payments, borrowing in the public markets, and proceeds from asset sales. Uses of liquidity for ILFC primarily consist of aircraft purchases and debt repayments. In 2011, ILFC improved its liquidity position by entering into an unsecured $2.0 billion three-year revolving credit facility and a secured $1.3 billion term loan with the right to add an additional $200 million of lender commitments. On April 21, 2011, ILFC increased its secured $1.3 billion term loan for a total commitment of $1.5 billion. ILFC also sold nine aircraft to third parties in the first three months of 2011, which generated $199 million in gross proceeds.

    See Debt — Debt Maturities — ILFC for further details on ILFC's outstanding debt.

Capital Markets

    Due to the wind-down of AIGFP's remaining portfolios, AIGFP continues to rely upon AIG Parent to meet most of its collateral and other liquidity needs.

American International Group, Inc. and Subsidiaries

The following table presents a rollforward of the amount of collateral posted by the Capital Markets operations:

(in millions)	Collateral Posted as of December 31, 2010	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of March 31, 2011

Super senior credit default swap (CDS) portfolio	$3,786	$195	$594	$3,387
All other derivatives	1,335	298	212	1,421

Total	$5,121	$493	$806	$4,808

    During 2010, AIG's Asset Management Group undertook the management responsibilities for certain non-derivative assets and liabilities of AIGFP. These assets and liabilities are being managed on a spread basis, in concert with the MIP. Accordingly, gains and losses related to these assets and liabilities, primarily consisting of credit valuation adjustment gains and losses, are reported in AIG's Other operations category as part of Asset Management — Direct Investment business. For additional details regarding liquidity considerations related to these assets and liabilities, see Other Operations below.

The following table presents the net notional amount and number of outstanding trade positions in AIGFP's portfolios:

(dollars in billions)	March 31, 2011	December 31, 2010	Percentage Decrease

Net notional amount(a)	$278	$353	(21)%
Super senior CDS contracts (included in net notional amount above)	57	60	(5)
Outstanding trade positions(b)	2,800	3,900	(28)

(a)
Includes $11.0 billion and $11.5 billion of intercompany derivatives in 2011 and 2010, respectively.

(b)
Excludes approximately 4,800 non-derivative trade positions that were transferred to Direct Investment business in 2010.

    AIG expects the active unwind of the AIGFP derivatives portfolio to be completed by the end of the second quarter of 2011, and the remaining AIGFP derivatives portfolio will consist predominantly of transactions AIG believes will be of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis.

    The cost and liquidity needs of executing the AIGFP portfolio wind-down will depend on many factors, many of which are not within AIG's control, including market conditions, AIGFP's access to markets via market counterparties, the availability of liquidity and the potential implications of further rating downgrades.

Other Operations

Asset Management — Direct Investment Business

    The DIB includes results for the MIP, AIG Global Real Estate and the results of certain non-derivative assets and liabilities of AIGFP now managed by the Asset Management Group. AIG's Existing CDS contracts for the MIP under International Swaps and Derivatives Association, Inc. (ISDA) agreements may require collateral postings at various ratings and threshold levels. Approximately $5.0 billion of AIG, Inc.'s cash and short-term investment balances included in the summary table in AIG Parent — Sources of Liquidity represents balances attributable to the MIP.

    While a significant portion of the DIB's liquidity needs are supported by existing liquidity sources or maturing investments, mismatches in the timing of cash inflows and outflows may require assets to be sold to satisfy liquidity needs. Depending on market conditions and the ability to sell assets if required, proceeds from asset sales may not be sufficient to satisfy the full amount required. Management believes that sufficient liquidity is maintained by the DIB to meet near-term liquidity needs. Any additional liquidity shortfalls would need to be

American International Group, Inc. and Subsidiaries

funded by AIG Parent. The amount of collateral posted by the DIB for collateralized GIAs as of March 31, 2011 and December 31, 2010 was $5.4 billion and $5.7 billion, respectively.

    During the first quarter of 2011, $1.8 billion of assets held by the DIB were sold to certain Chartis U.S. subsidiaries. In addition, during the first quarter of 2011, AIG assigned approximately 52 percent of AIG's interest in Maiden Lane III to the DIB, subject to liens on those interests as set forth in the Master Transaction Agreement dated December 8, 2010, among AIG Parent, AM Holdings LLC (formerly known as ALICO Holdings LLC), AIA Aurora LLC, the FRBNY, the Department of the Treasury, and the Trust.

Debt

Debt Maturities

The following table summarizes maturing debt at March 31, 2011 of AIG and its subsidiaries for the next four quarters:

(in millions)	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011	First Quarter 2012	Total

ILFC	$1,262	$2,232	$336	$1,998	$5,828
Borrowings supported by assets	1,794	1,342	1,163	1,369	5,668
General borrowings	-	-	604	-	604
Other	1	1	1	1	4

Total	$3,057	$3,575	$2,104	$3,368	$12,104

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include existing cash, future cash flows from operations, debt issuances and aircraft sales, subject to market and other conditions, (see Liquidity of Parent and Subsidiaries — Financial Services — ILFC). In March 2011, ILFC entered into a secured $1.3 billion term loan with the right to add an additional $200 million of lender commitments. On April 21, 2011, ILFC increased its secured $1.3 billion term loan for a total commitment of $1.5 billion. During 2011, ILFC sold nine aircraft to third parties, which generated $199 million in gross proceeds. AIG expects that ILFC will refinance or issue additional debt as necessary to meet its maturing debt obligations.

  •
  AIG borrowings supported by assets consist of debt under the MIP as well as AIGFP debt being managed in the DIB. Approximately $5.1 billion of $5.7 billion of debt maturities in the DIB through March 31, 2012 are supported by maturities of investments and short term cash investments. Mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and the ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent.

American International Group, Inc. and Subsidiaries

The following table provides the rollforward of AIG's total debt outstanding:

Three Months Ended March 31, 2011 (in millions)	Balance at December 31, 2010	Issuances	Maturities and Repayments		Effect of Foreign Exchange	Other Changes		Balance at March 31, 2011

Debt issued or guaranteed by AIG:
General borrowings:
FRBNY Credit Facility	$20,985	$-	$(20,985	)(a)	$-	$-		$-
Notes and bonds payable	11,511	-	-		72	-		11,583
Junior subordinated debt	11,740	-	-		227	-		11,967
Junior subordinated debt attributable to equity units	2,169	-	(1,446	)(b)	-	-		723
Loans and mortgages payable	218	-	(143)		(3)	1		73
SunAmerica Financial Group, Inc. (SAFG, Inc.) notes and bonds payable	298	-	-		-	-		298
Liabilities connected to trust preferred stock	1,339	-	-		-	-		1,339

Total general borrowings	48,260	-	(22,574)		296	1		25,983

Borrowings supported by assets:
MIP notes payable	11,318	-	-		217	(37)		11,498
Series AIGFP matched notes and bonds payable	3,981	-	(12)		-	(10)		3,959
GIAs, at fair value	8,212	118	(481)		-	(131	)(c)	7,718
Notes and bonds payable, at fair value	3,253	9	(136)		-	130	(c)	3,256
Loans and mortgages payable, at fair value	678	-	(92)		-	44	(c)	630

Total borrowings supported by assets	27,442	127	(721)		217	(4)		27,061

Total debt issued or guaranteed by AIG	75,702	127	(23,295)		513	(3)		53,044

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facility, bank financings and other secured financings(d)	26,700	-	(1,491)		84	4		25,297
Junior subordinated debt	999	-	-		-	-		999

Total ILFC debt	27,699	-	(1,491)		84	4		26,296

Other subsidiaries	446	-	(20)		5	1		432

Debt of consolidated investments(e)	2,614	56	(165)		8	(119)		2,394

Total debt not guaranteed by AIG	30,759	56	(1,676)		97	(114)		29,122

Total debt	$106,461	$183	$(24,971)		$610	$(117)		$82,166

(a)
Terminated on January 14, 2011 in connection with the Recapitalization. Includes $6.4 billion of paid in kind interest and fees. See Note 1 to the Consolidated Financial Statements.

(b)
Represents remarketing of debentures related to Equity Units.

(c)
Primarily represents adjustments to the fair value of debt.

(d)
Includes $110 million of secured financings that are non-recourse to ILFC.

(e)
At March 31, 2011, includes debt of consolidated investments held through AIG Global Real Estate Investment, AIG Credit and SunAmerica of $2.0 billion, $293 million and $108 million, respectively.

American International Group, Inc. and Subsidiaries

The following table summarizes maturities of long-term debt, excluding borrowings of consolidated investments:

			Year Ending
March 31, 2011 (in millions)		Remainder of 2011
	Total		2012	2013	2014	2015	2016	Thereafter

General borrowings:
Notes and bonds payable	$11,583	$604	$27	$1,467	$500	$998	$1,812	$6,175
Junior subordinated debt	11,967	-	-	-	-	-	-	11,967
Junior subordinated debt attributable to equity units	723	-	-	-	-	-	-	723
Loans and mortgages payable	73	-	-	-	-	2	-	71
SAFG, Inc. notes and bonds payable	298	-	-	-	-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

Total general borrowings	25,983	604	27	1,467	500	1,000	1,812	20,573

Borrowings supported by assets:
MIP notes payable	11,498	3,166	2,266	909	445	411	713	3,588
Series AIGFP matched notes and bonds payable	3,959	16	50	3	-	-	-	3,890
GIAs, at fair value	7,718	430	248	291	650	566	282	5,251
Notes and bonds payable, at fair value	3,256	597	859	183	68	227	393	929
Loans and mortgages payable, at fair value	630	90	237	81	94	-	-	128

Total borrowings supported by assets	27,061	4,299	3,660	1,467	1,257	1,204	1,388	13,786

ILFC(a):
Notes and bonds payable	15,661	3,294	3,571	3,541	1,040	1,260	-	2,955
Junior subordinated debt	999	-	-	-	-	-	-	999
ECA Facility(b)	2,626	291	429	429	424	336	258	459
Bank financings and other secured financings	7,010	245	1,480	16	1,387	760	1,836	1,286

Total ILFC	26,296	3,830	5,480	3,986	2,851	2,356	2,094	5,699

Other subsidiaries(b)	432	3	4	4	4	22	4	391

Total	$79,772	$8,736	$9,171	$6,924	$4,612	$4,582	$5,298	$40,449

(a)
AIG does not guarantee these borrowings.

(b)
Reflects future minimum payment for ILFC's borrowings under the 2004 Export Credit Agency (ECA) Facility.

Credit Facilities

    AIG relies on credit facilities as potential sources of liquidity for general corporate purposes. Currently, AIG, Chartis and ILFC maintain committed, revolving credit facilities and a letter of credit facility summarized in the following table for general corporate purposes. AIG and Chartis intend to replace or extend these credit facilities on or prior to their expiration, although no assurance can be given that these facilities will be replaced on favorable terms or at all. One of the facilities, as noted below, contains a "term-out option" allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans. All facilities, except for the ILFC five-year syndicated credit facility maturing October 2012, are unsecured.

March 31, 2011 (in millions) Facility	Size	Borrower(s)	Available Amount	Expiration	One-Year Term-Out Option	Effective Date

AIG:
364-Day Syndicated Facility	$1,500	AIG	$1,500	January 2012	Yes	1/14/2011
3-Year Syndicated Facility	1,500	AIG	1,500	January 2014	No	1/14/2011

Total AIG	$3,000		$3,000

Chartis 364-Day Syndicated Letter of Credit Facility	$1,300	Chartis	$-	December 2011	No	1/14/2011

ILFC:
5-Year Syndicated Facility	$235	ILFC	$-	October 2011	No	10/13/2006
5-Year Syndicated Facility	1,465	ILFC	-	October 2012	No	10/13/2006
3-Year Syndicated Facility	2,000	ILFC	2,000	January 2014	No	1/31/2011

Total ILFC	$3,700		$2,000

American International Group, Inc. and Subsidiaries

    The available amounts shown above for the AIG facilities do not reflect an increase of $25 million in the size of each of the AIG 364-Day Syndicated Facility and the AIG 3-Year Syndicated Facility that was made available on April 25, 2011, for a total increase in availability of $50 million.

    AIG's ability to borrow under these facilities is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the facilities, including covenants relating to AIG's maintenance of a specified total consolidated net worth and consolidated total debt to consolidated total capitalization. Failure to satisfy these and other requirements contained in the credit facilities would restrict AIG's access to the facilities and, consequently, could have a material adverse effect on AIG's financial condition and results of operations.

    The Chartis letter of credit facility provides for the issuance of letters of credit in favor of certain of its general insurance companies to permit those companies to obtain statutory recognition of reinsurance recoverables from unauthorized reinsurers. This facility requires Chartis to maintain a minimum combined statutory surplus and a minimum combined net worth, and contains certain customary affirmative and negative covenants, including limitations with respect to incurrence of certain types of indebtedness or liens, certain dispositions, entry into certain restrictive agreements and transactions with affiliates and certain fundamental changes, as well as customary events of default. At March 31, 2011, the Chartis letter of credit facility was fully drawn and no additional amounts are available under this facility.

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

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short-and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 29, 2011. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-2 (2nd of 3) Stable Outlook	A-2 (2nd of 8)	Baa 1 (4th of 9) Stable Outlook	A- (3rd of 8) Stable Outlook	BBB (4th of 9) Stable Outlook

AIG Financial Products Corp.(d)	P-2 Stable Outlook	A-2	Baa 1 Stable Outlook	A- Stable Outlook	-

AIG Funding, Inc.(d)	P-2 Stable Outlook	A-2	-	-	-

ILFC	Not prime Stable Outlook	-	B1 (6th of 9) Stable Outlook	BBB- (4th of 8) Negative Outlook	BB (5th of 9) Evolving Outlook

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

    The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade. For a discussion of the effects of downgrades in the financial strength ratings of AIG's insurance companies or AIG's credit ratings, see Part II, Item 1A. Risk Factors in AIG's 2010 Annual Report on Form 10-K and Note 10 to the Consolidated Financial Statements.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
March 31, 2011 (in millions)	Total Payments	Remainder of 2011	2012 - 2013	2014 - 2015	2016	Thereafter

Borrowings	$79,772	$8,736	$16,095	$9,194	$5,298	$40,449
Interest payments on borrowings	48,256	3,467	7,574	6,454	2,840	27,921
Loss reserves	94,978	16,526	28,303	15,766	5,129	29,254
Insurance and investment contract liabilities	435,542	13,911	26,810	25,540	47,544	321,737
Aircraft purchase commitments	17,552	174	1,324	4,074	2,868	9,112
Other long-term obligations(a)	317	109	87	11	-	110

Total(b)	$676,417	$42,923	$80,193	$61,039	$63,679	$428,583

(a)
Primarily includes contracts to purchase future services and other capital expenditures.

(b)
Does not reflect unrecognized tax benefits of $5.3 billion, the timing of which is uncertain. In addition, the majority of Capital Markets credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At March 31, 2011, the fair value derivative liability was $3.1 billion, relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, at March 31, 2011 AIGFP had posted collateral of $2.6 billion with respect to these swaps.

American International Group, Inc. and Subsidiaries

Off Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiration
March 31, 2011 (in millions)	Total Amounts Committed	Remainder of 2011	2012 - 2013	2014 - 2015	2016	Thereafter

Guarantees:
Liquidity facilities(a)	$695	$-	$594	$-	$-	$101
Standby letters of credit	989	963	14	11	-	1
Guarantees of indebtedness	212	-	-	-	-	212
All other guarantees(b)(c)	636	63	217	187	53	116
Commitments:
Investment commitments(d)	3,360	2,137	893	250	64	16
Commitments to extend credit	319	245	49	24	-	1
Letters of credit	1,552	1,470	82	-	-	-
Other commercial commitments(e)	720	19	-	-	-	701

Total(f)	$8,483	$4,897	$1,849	$472	$117	$1,148

(a)
Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)
Includes SunAmerica construction guarantees connected to affordable housing investments.

(c)
Excludes potential amounts attributable to indemnifications included in asset sales agreements. See Note 11 to the Consolidated Financial Statements.

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

(e)
Includes options to acquire aircraft. Excludes commitments with respect to pension plans. The remaining pension contribution for 2011 is expected to be approximately $68 million for U.S. and non-U.S. plans.

(f)
Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

 Securities Financing

    The fair value of securities transferred under repurchase agreements accounted for as sales was $2.8 billion and $2.7 billion at March 31, 2011 and December 31, 2010, respectively, and the related cash collateral obtained was $2.0 billion and $2.1 billion at March 31, 2011 and December 31, 2010, respectively.

Dividend Restrictions

    See Note 18 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for discussion of restrictions on payments of dividends.

Arrangements with Variable Interest Entities

    While AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business, AIG's involvement with VIEs is primarily as a passive investor in fixed maturities (rated and unrated) and equity interests issued by VIEs. AIG consolidates a VIE when it is the primary beneficiary of the entity. For a further discussion of AIG's involvement with VIEs, see Note 9 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

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

    At March 31, 2011, approximately 88 percent of the fixed maturity securities were held by domestic entities. Approximately 24 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 11 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Committee closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At March 31, 2011, approximately 25 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 4 percent were below investment grade or not rated at that date. Approximately 37 percent of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

American International Group, Inc. and Subsidiaries

The following table presents the credit ratings of AIG's fixed maturity investments based on fair value:

	March 31, 2011	December 31, 2010

Rating:
AAA	25%	24%
AA	21	22
A	21	21
BBB	23	22
Below investment grade	7	7
Non-rated	3	4

Total	100%	100%

Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

(in millions)	Chartis	SunAmerica	Financial Services	Other	Total

March 31, 2011
Fixed maturity securities:
Bonds available for sale, at fair value	$92,620	$139,530	$105	$6,060	$238,315
Bond trading securities, at fair value	-	1,584	58	25,667	27,309
Equity securities:
Common and preferred stock available for sale, at fair value	2,989	213	1	670	3,873
Common and preferred stock trading, at fair value	-	1	155	7	163
Mortgage and other loans receivable, net of allowance	642	16,603	697	1,749	19,691
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	38,100	-	38,100
Other invested assets	13,182	13,462	142	16,114	42,900
Short-term investments	14,083	12,771	2,666	9,352	38,872

Total investments(a)	123,516	184,164	41,924	59,619	409,223
Cash	726	327	544	204	1,801

Total invested assets(b)	$124,242	$184,491	$42,468	$59,823	$411,024

December 31, 2010
Fixed maturity securities:
Bonds available for sale, at fair value	$88,904	$128,347	$108	$10,943	$228,302
Bond trading securities, at fair value	-	1,307	339	24,536	26,182
Equity securities:
Common and preferred stock available for sale, at fair value	3,827	218	2	534	4,581
Common and preferred stock trading, at fair value	-	1	152	6,499	6,652
Mortgage and other loans receivable, net of allowance	690	16,727	742	2,078	20,237
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	38,510	-	38,510
Other invested assets	13,743	13,069	270	15,128	42,210
Short-term investments	11,799	19,160	3,878	8,901	43,738

Total investments(a)	118,963	178,829	44,001	68,619	410,412
Cash	572	270	302	414	1,558

Total invested assets	$119,535	$179,099	$44,303	$69,033	$411,970

(a)
At March 31, 2011, approximately 87 percent and 13 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 85 percent and 15 percent, respectively, at December 31, 2010.

(b)
Total invested assets of businesses held for sale amounted to $52.5 billion at March 31, 2011 and $96.3 billion at December 31, 2010. See Note 4 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

 Available for Sale Investments

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

March 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$6,822	$153	$(83)	$6,892	$-
Obligations of states, municipalities and political subdivisions	42,676	1,545	(390)	43,831	(31)
Non-U.S. governments	15,821	486	(91)	16,216	-
Corporate debt	123,810	8,563	(1,147)	131,226	13
Mortgage-backed, asset-backed and collateralized:
RMBS	26,087	874	(1,016)	25,945	(251)
CMBS	7,755	408	(606)	7,557	92
CDO/ABS	6,618	470	(440)	6,648	117

Total mortgage-backed, asset-backed and collateralized	40,460	1,752	(2,062)	40,150	(42)

Total bonds available for sale(b)	229,589	12,499	(3,773)	238,315	(60)
Equity securities available for sale:
Common stock	1,722	1,910	(28)	3,604	-
Preferred stock	93	29	-	122	-
Mutual funds	118	30	(1)	147	-

Total equity securities available for sale	1,933	1,969	(29)	3,873	-

Total(c)	$231,522	$14,468	$(3,802)	$242,188	$(60)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	14,780	639	(75)	15,344	(28)
Corporate debt	118,729	8,827	(1,198)	126,358	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)
Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Total(c)	$223,240	$14,782	$(5,139)	$232,883	$(761)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive loss. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At March 31, 2011 and 2010, bonds available for sale held by AIG that were below investment grade or not rated totaled $16.2 billion and $18.6 billion, respectively.

(c)
Excludes $43.7 billion and $80.5 billion of available for sale securities at fair value from businesses held for sale at March 31, 2011 and December 31, 2010, respectively. See Note 4 herein.

American International Group, Inc. and Subsidiaries

The following table presents the fair value of AIG's available for sale U.S. municipal bond portfolio by state and type:

March 31, 2011 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$677	$1,471	$3,741	$5,889
Texas	222	3,055	2,310	5,587
New York	3	796	4,724	5,523
Washington	872	524	961	2,357
Florida	787	38	1,415	2,240
Massachusetts	1,065	10	1,085	2,160
Illinois	225	769	810	1,804
Georgia	666	95	513	1,274
Ohio	322	307	614	1,243
Arizona	-	209	984	1,193
Virginia	77	249	830	1,156
New Jersey	12	3	1,090	1,105
Pennsylvania	579	130	286	995
All Other	2,512	2,036	6,661	11,209

Total(a)(b)	$8,019	$9,692	$26,024	$43,735

(a)
Excludes certain university and not-for-profit entities that issue in the corporate debt market. Includes industrial revenue bonds.

(b)
Includes $6.4 billion of pre-refunded U.S. municipal bonds.

    At March 31, 2011, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with 98 percent of the portfolio rated A or higher.

The following table presents the industry categories of AIG's available for sale corporate debt securities(a) based on amortized cost:

Industry Category	March 31, 2011	December 31, 2010

Financial institutions:
Money Center/Global Bank Groups	12%	12%
Regional banks – other	3	3
Life insurance	4	4
Securities firms and other finance companies	1	2
Insurance non-life	1	4
Regional banks – North America	2	2
Other financial institutions	6	5
Utilities	16	16
Communications	8	8
Consumer noncyclical	9	8
Capital goods	7	6
Energy	7	6
Consumer cyclical	6	8
Other	18	16

Total(b)	100%	100%

(a)
Excludes corporate debt of businesses held for sale.

(b)
At March 31, 2011 and December 31, 2010, approximately 94 percent and 93 percent, respectively, of these investments were rated investment grade.

American International Group, Inc. and Subsidiaries

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	March 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS*
2011	$4,866	$25	$(5)	$4,886	19%	$-	$-	$-	$-	-%
2010	5,063	16	(66)	5,013	19	4,157	11	(53)	4,115	20
2009	852	8	(3)	857	3	881	9	(3)	887	4
2008	864	38	(2)	900	3	937	39	(2)	974	5
2007	2,837	163	(111)	2,889	11	2,836	114	(213)	2,737	14
2006 and prior	11,605	624	(829)	11,400	45	11,850	527	(1,282)	11,095	57

Total RMBS	$26,087	$874	$(1,016)	$25,945	100%	$20,661	$700	$(1,553)	$19,808	100%

Agency
2011	$4,866	$25	$(5)	$4,886	30%	$-	$-	$-	$-	-%
2010	4,994	14	(66)	4,942	31	4,067	10	(52)	4,025	40
2009	764	8	(3)	769	5	784	9	(3)	790	8
2008	864	38	(2)	900	5	937	39	(2)	974	9
2007	623	34	(2)	655	4	526	36	(2)	560	5
2006 and prior	3,990	360	(1)	4,349	25	3,825	357	(1)	4,181	38

Total Agency	$16,101	$479	$(79)	$16,501	100%	$10,139	$451	$(60)	$10,530	100%

Alt-A
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	69	1	-	70	2	70	1	(1)	70	2
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	962	61	(42)	981	29	1,004	39	(76)	967	28
2006 and prior	2,330	49	(241)	2,138	69	2,449	41	(380)	2,110	70

Total Alt-A	$3,361	$111	$(283)	$3,189	100%	$3,523	$81	$(457)	$3,147	100%

Subprime
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	-	-	-	-	-	-	-	-	-	-
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	43	17	(4)	56	4	44	19	(5)	58	3
2006 and prior	1,148	36	(226)	958	96	1,215	16	(317)	914	97

Total Subprime	$1,191	$53	$(230)	$1,014	100%	$1,259	$35	$(322)	$972	100%

Prime non-agency
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	-	-	-	-	-	20	-	(1)	19	-
2009	88	1	-	89	2	97	-	-	97	2
2008	-	-	-	-	-	-	-	-	-	-
2007	1,051	46	(40)	1,057	21	1,097	19	(71)	1,045	21
2006 and prior	3,807	142	(286)	3,663	77	4,010	96	(483)	3,623	77

Total Prime
non-agency	$4,946	$189	$(326)	$4,809	100%	$5,224	$115	$(555)	$4,784	100%

Total Other
Housing Related	$488	$42	$(98)	$432	100%	$516	$18	$(159)	$375	100%

*
Includes foreign and jumbo RMBS-related securities.

American International Group, Inc. and Subsidiaries

The following table presents AIG's RMBS investments by credit rating:

	March 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$18,811	$515	$(194)	$19,132	72%	$13,009	$477	$(277)	$13,209	63%
AA	1,160	50	(191)	1,019	5	1,265	46	(274)	1,037	6
A	535	5	(119)	421	2	548	2	(144)	406	3
BBB	597	8	(91)	514	2	610	5	(113)	502	3
Below investment grade	4,960	296	(416)	4,840	19	5,209	170	(744)	4,635	25
Non-rated	24	-	(5)	19	-	20	-	(1)	19	-

Total RMBS*	$26,087	$874	$(1,016)	$25,945	100%	$20,661	$700	$(1,553)	$19,808	100%

Agency RMBS – AAA	$16,101	$479	$(79)	$16,501	100%	$10,139	$451	$(60)	$10,530	100%

Alt-A RMBS
AAA	$828	$4	$(37)	$795	25%	$862	$1	$(63)	$800	24%
AA	442	37	(55)	424	13	462	30	(89)	403	13
A	156	2	(35)	123	5	148	1	(41)	108	4
BBB	77	-	(14)	63	2	102	1	(15)	88	3
Below investment grade	1,858	68	(142)	1,784	55	1,949	48	(249)	1,748	56
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Alt-A	$3,361	$111	$(283)	$3,189	100%	$3,523	$81	$(457)	$3,147	100%

Subprime RMBS
AAA	$389	$-	$(25)	$364	33%	$417	$-	$(63)	$354	33%
AA	219	12	(48)	183	18	259	15	(67)	207	21
A	94	2	(30)	66	8	108	1	(33)	76	9
BBB	97	-	(26)	71	8	78	-	(23)	55	6
Below investment grade	368	39	(96)	311	31	397	19	(136)	280	31
Non-rated	24	-	(5)	19	2	-	-	-	-	-

Total Subprime	$1,191	$53	$(230)	$1,014	100%	$1,259	$35	$(322)	$972	100%

Prime non-agency
AAA	$1,466	$31	$(50)	$1,447	30%	$1,564	$24	$(89)	$1,499	30%
AA	457	-	(73)	384	9	502	1	(103)	400	10
A	218	2	(28)	192	4	221	-	(40)	181	4
BBB	337	8	(27)	318	7	338	4	(44)	298	7
Below investment grade	2,468	148	(148)	2,468	50	2,579	86	(278)	2,387	49
Non-rated	-	-	-	-	-	20	-	(1)	19	-

Total prime non-agency	$4,946	$189	$(326)	$4,809	100%	$5,224	$115	$(555)	$4,784	100%

Total Other
Housing Related	488	42	(98)	432	100%	$516	18	(159)	375	100%

*
The weighted average expected life is 7 years and 6 years at March 31, 2011 and December 31, 2010, respectively.

American International Group, Inc. and Subsidiaries

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

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	March 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$6,442	$337	$(457)	$6,322	83%	$6,428	$204	$(919)	$5,713	88%
ReRemic/CRE CDO	470	59	(139)	390	6	508	23	(219)	312	7
Agency	754	12	(3)	763	10	297	13	(1)	309	4
Other	89	-	(7)	82	1	87	-	(10)	77	1

Total	$7,755	$408	$(606)	$7,557	100%	$7,320	$240	$(1,149)	$6,411	100%

The following table presents AIG's CMBS investments by year of vintage:

	March 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2011	$485	$2	$(2)	$485	6%	$-	$-	$-	$-	-%
2010	204	-	(2)	202	2	86	-	-	86	1
2009	44	1	-	45	1	42	1	-	43	1
2008	217	10	(1)	226	3	217	8	(1)	224	3
2007	2,175	204	(264)	2,115	28	2,205	118	(484)	1,839	30
2006 and prior	4,630	191	(337)	4,484	60	4,770	113	(664)	4,219	65

Total	$7,755	$408	$(606)	$7,557	100%	$7,320	$240	$(1,149)	$6,411	100%

The following table presents AIG's CMBS investments by credit rating:

	March 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$2,760	$88	$(16)	$2,832	36%	$2,416	$88	$(21)	$2,483	33%
AA	883	11	(31)	863	11	772	7	(94)	685	11
A	1,005	17	(44)	978	13	1,061	18	(100)	979	14
BBB	1,108	19	(167)	960	14	1,140	12	(302)	850	16
Below investment grade	1,977	273	(348)	1,902	26	1,931	115	(632)	1,414	26
Non-rated	22	-	-	22	-	-	-	-	-	-

Total	$7,755	$408	$(606)	$7,557	100%	$7,320	$240	$(1,149)	$6,411	100%

American International Group, Inc. and Subsidiaries

The following table presents the percentage of AIG's CMBS investments by geographic region based on amortized cost:

	March 31, 2011	December 31, 2010

Geographic region:
New York	16%	17%
California	11	12
Texas	5	6
Florida	5	6
Virginia	3	3
Illinois	3	3
New Jersey	3	3
Georgia	2	2
Maryland	2	3
Pennsylvania	2	2
Nevada	2	2
Washington	2	2
All Other*	44	39

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry based on amortized cost:

	March 31, 2011	December 31, 2010

Industry:
Office	32%	34%
Retail	25	27
Multi-family	22	17
Lodging	8	8
Industrial	6	6
Other	7	8

Total	100%	100%

    There have been disruptions in the CMBS market due to weakness in underlying commercial real estate fundamentals and the market's anticipation of increasing delinquencies and defaults. Although the market value of the holdings has improved and CMBS spreads have tightened during the first quarter of 2011, it continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

American International Group, Inc. and Subsidiaries

 Investments in CDOs

The following table presents AIG's CDO investments by collateral type:

	March 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$1,740	$82	$(192)	$1,630	80%	$1,697	$62	$(321)	$1,438	76%
Synthetic investment grade	16	96	-	112	1	78	102	(2)	178	4
Other	381	183	(30)	534	18	433	151	(52)	532	19
Subprime ABS	23	4	(13)	14	1	24	2	(12)	14	1

Total	$2,160	$365	$(235)	$2,290	100%	$2,232	$317	$(387)	$2,162	100%

The following table presents AIG's CDO investments by credit rating:

	March 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$51	$-	$(1)	$50	2%	$27	$-	$(2)	$25	1%
AA	272	4	(10)	266	13	133	1	(13)	121	6
A	757	20	(92)	685	35	558	17	(99)	476	25
BBB	584	29	(87)	526	27	787	21	(181)	627	35
Below investment grade	496	311	(45)	762	23	727	277	(92)	912	33
Non-rated	-	1	-	1	-	-	1	-	1	-

Total	$2,160	$365	$(235)	$2,290	100%	$2,232	$317	$(387)	$2,162	100%

Commercial Mortgage Loans

    At March 31, 2011, AIG had direct U.S. commercial mortgage loan exposure of $13.4 billion. At that date, over 98 percent of the U.S. loans were current.

American International Group, Inc. and Subsidiaries

The following table presents the U.S. commercial mortgage loan exposure by state and class of loan:

March 31, 2011
	Number of Loans	Class							Percent of Total
(dollars in millions)		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	191	$112	$1,279	$213	$972	$406	$530	$3,512	26%
New York	66	266	820	165	43	43	81	1,418	11
New Jersey	58	517	315	268	8	-	73	1,181	9
Florida	99	28	309	242	104	28	211	922	7
Texas	62	57	333	120	250	81	25	866	6
Pennsylvania	63	114	102	137	124	17	14	508	4
Ohio	58	165	46	95	67	40	12	425	3
Maryland	23	26	184	166	1	4	4	385	3
Colorado	22	11	211	1	4	27	60	314	2
Arizona	16	94	55	60	9	9	86	313	2
Other states	389	342	1,312	742	434	297	425	3,552	27

Total*	1,047	$1,732	$4,966	$2,209	$2,016	$952	$1,521	$13,396	100%

*
Excludes portfolio valuation losses.

Other-Than-Temporary Impairments

The following table presents other-than-temporary impairment charges in earnings by segment and type of impairment:

(in millions)	Chartis	SunAmerica	Financial Services	Other	Total

Three Months Ended March 31, 2011
Impairment Type:
Severity	$7	$1	$-	$-	$8
Change in intent	-	4	-	-	4
Foreign currency declines	2	-	-	-	2
Issuer-specific credit events	11	203	1	12	227
Adverse projected cash flows on structured securities	-	13	-	-	13

Total	$20	$221	$1	$12	$254

Three Months Ended March 31, 2010
Impairment Type:
Severity	$20	$8	$-	$3	$31
Change in intent	1	7	-	-	8
Foreign currency declines	2	-	-	1	3
Issuer-specific credit events	79	648	-	95	822
Adverse projected cash flows on structured securities	-	-	-	-	-

Total	$102	$663	$-	$99	$864

American International Group, Inc. and Subsidiaries

The following table presents other-than-temporary impairment charges in earnings by type of security and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended March 31, 2011
Impairment Type:
Severity	$-	$-	$-	$-	$8	$8
Change in intent	-	-	-	2	2	4
Foreign currency declines	-	-	-	2	-	2
Issuer-specific credit events	143	2	37	7	38	227
Adverse projected cash flows on structured securities	13	-	-	-	-	13

Total	$156	$2	$37	$11	$48	$254

Three Months Ended March 31, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$31	$31
Change in intent	-	-	-	7	1	8
Foreign currency declines	-	-	-	3	-	3
Issuer-specific credit events	247	4	330	24	217	822
Adverse projected cash flows on structured securities	-	-	-	-	-	-

Total	$247	$4	$330	$34	$249	$864

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

The following table presents other-than-temporary impairment charges in earnings by type of security and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended March 31, 2011
Rating:
AAA	$8	$-	$-	$-	$-	$8
AA	25	-	-	2	-	27
A	9	-	-	-	6	15
BBB	6	1	1	-	-	8
Below investment grade	108	1	36	9	-	154
Non-rated	-	-	-	-	42	42

Total	$156	$2	$37	$11	$48	$254

Three Months Ended March 31, 2010
Rating:
AAA	$2	$-	$-	$4	$-	$6
AA	7	1	-	-	-	8
A	19	-	6	3	3	31
BBB	23	-	36	1	-	60
Below investment grade	196	3	288	25	1	513
Non-rated	-	-	-	1	245	246

Total	$247	$4	$330	$34	$249	$864

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

American International Group, Inc. and Subsidiaries

    Notwithstanding AIG's intent and ability to hold its securities which suffered severity losses until they had recovered their cost or amortized cost basis, and despite structures that indicated, at the time, that a substantial amount of the securities should have continued to perform in accordance with original terms, AIG concluded, at the time, that it could not reasonably assert that the impairment would be temporary.

    Determinations of other-than-temporary impairments are based on fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, AIG expects to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit losses were not recognized.

    AIG recorded other-than-temporary impairment charges in the three-month periods ended March 31, 2011 and 2010 related to:

•
securities for which AIG has changed its intent to hold or sell;

•
declines due to foreign exchange rates;

•
issuer-specific credit events;

•
certain structured securities; and

•
other impairments, including equity securities, partnership investments and private equity investments.

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.03 percent and 0.10 percent of Total equity in the three-month periods ended March 31, 2011 and 2010, respectively.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings were $103 million and $92 million for the three-month periods ended March 31, 2011 and 2010, respectively. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 7 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K.

American International Group, Inc. and Subsidiaries

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

March 31, 2011	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total

Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0-6 months	$42,534	$951	4,134	$106	$33	13	$5	$1	4	$42,645	$985	4,151
7-12 months	2,768	120	318	32	10	6	141	74	4	2,941	204	328
> 12 months	11,530	773	1,346	1,979	562	229	173	110	52	13,682	1,445	1,627

Total	$56,832	$1,844	5,798	$2,117	$605	248	$319	$185	60	$59,268	$2,634	6,106

Below investment grade bonds
0-6 months	$1,468	$51	278	$240	$60	22	$32	$23	27	$1,740	$134	327
7-12 months	216	10	20	54	17	6	-	-	11	270	27	37
> 12 months	3,760	271	380	1,954	577	206	199	130	65	5,913	978	651

Total	$5,444	$332	678	$2,248	$654	234	$231	$153	103	$7,923	$1,139	1,015

Total bonds
0-6 months	$44,002	$1,002	4,412	$346	$93	35	$37	$24	31	$44,385	$1,119	4,478
7-12 months	2,984	130	338	86	27	12	141	74	15	3,211	231	365
> 12 months	15,290	1,044	1,726	3,933	1,139	435	372	240	117	19,595	2,423	2,278

Total(e)	$62,276	$2,176	6,476	$4,365	$1,259	482	$550	$338	163	$67,191	$3,773	7,121

Equity securities
0-6 months	$162	$9	71	$4	$1	9	$-	$-	-	$166	$10	80
7-12 months	173	15	21	12	4	10	-	-	-	185	19	31
> 12 months	-	-	-	-	-	-	-	-	-	-	-	-

Total	$335	$24	92	$16	$5	19	$-	$-	-	$351	$29	111

(a)
Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)
Represents the percentage by which fair value is less than cost at March 31, 2011.

(c)
For bonds, represents amortized cost.

(d)
The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)
Item count is by CUSIP by subsidiary.

    For the three-month period ended March 31, 2011, net unrealized gains related to fixed maturity and equity securities increased by $1.0 billion primarily resulting from the narrowing of credit spreads.

    As of March 31, 2011, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for more than 12 months consisted of the unrealized loss of $240 million related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 52 securities with an amortized cost of $173 million and a net unrealized loss of $110 million are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. For most security types supported by real estate-related assets, current market yields continue to be higher than the yields were at the respective issuance dates of the securities. This is largely due to investors demanding additional yield premium for securities whose performance is closely linked to the commercial and residential real estate sectors. In addition, for floating rate securities, persistently low LIBOR levels continue to make these securities less attractive.

American International Group, Inc. and Subsidiaries

    AIG believes that the lack of demand for commercial and residential real estate collateral-based securities, low contractual coupons and interest rate spreads, and the deterioration in the level of collateral support due to real estate market conditions are the primary reasons for these securities trading at significant price discounts. Based on its analysis, and taking into account the level of subordination below these securities, AIG continues to believe that the expected cash flows from these securities will be sufficient to recover the amortized cost of its investment. AIG continues to monitor these positions for potential credit impairments that could result from further deterioration in commercial and residential real estate fundamentals.

    See also Note 7 to the Consolidated Financial Statements for further discussion of AIG's investment portfolio.

Enterprise Risk Management

    For a complete discussion of AIG's risk management program, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Management in AIG's 2010 Annual Report on Form 10-K.

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

The following table presents AIG's largest credit exposures as a percentage of Total equity:

March 31, 2011 Category	Risk Rating(a)		Credit Exposure as a Percentage of Total Equity(b)

Investment Grade:
10 largest combined(c)	A	+	100.8%
Single largest financial institution	AA	-	6.8
Single largest corporate	AAA		3.9
Single largest sovereign	AAA		34.8
Non-Investment Grade:
10 largest combined	BB		4.8
Single largest financial institution	BB	-	0.6
Single largest corporate	BB		0.7
Single largest sovereign	BB	+	0.6

(a)
Reflects AIG's internal risk ratings.

(b)
Amounts shown include Nan Shan which was held for sale at March 31, 2011.

(c)
Six of the ten largest credit exposures are to financial institutions, three are to investment-grade rated sovereigns and one is to an AAA-rated corporate. Based on support from the U.S. Government, the exposure to government-sponsored entities (GSEs) and to mortgage-backed securities guaranteed by the GSEs is included in the U.S. Government total, rather than in financial institutions. None of the top ten is rated lower than BBB or its equivalent.

    AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties, its cross-border investments in its own international subsidiaries and operating aircraft leases. Eight countries have cross-border exposures in excess of 10 percent of Total equity at March 31, 2011. Based on AIG's internal risk ratings, as of March 31, 2011, six countries were rated AAA, one was rated AA, and one was rated A. The two largest cross-border exposures are to the United Kingdom and France.

American International Group, Inc. and Subsidiaries

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

The following table presents AIG's largest credit exposures to the global financial institution sector as a percentage of Total equity:

March 31, 2011	Credit Exposure as a Percentage of Total Equity*

Industry Category:
Money center/Global bank groups	67.8%
Global reinsurance companies	14.6
European regional financial institutions	14.4
Global life insurance companies	12.1
Global non-life insurance companies	7.8
North American based regional financial institutions	7.5

*
Amounts shown include Nan Shan which was held for sale at March 31, 2011.

    AIG's exposure to its five largest money center/global bank group institutions was 26.8 percent of Total equity at March 31, 2011 compared to 21.4 percent of Total equity at December 31, 2010, reflecting the effect of the Recapitalization on total equity.

    AIG also has a risk concentration through the investment portfolios of its insurance companies in the U.S. municipal sector. AIG holds approximately $42.9 billion (amortized cost) of tax-exempt and taxable securities, $5.9 billion of which are pre-refunded, issued by a wide number of municipal authorities across the U.S. and its territories. A majority of these securities are held in available-for-sale portfolios of AIG's domestic property-casualty insurance companies. These securities are comprised of the general obligations of states and local governments, revenue bonds issued by these same governments and bonds issued by transportation authorities, universities, state housing finance agencies and hospital systems. The weighted average credit quality of these issuers is A. AIG has $906 million of additional exposure to the municipal sector outside of its insurance company portfolios.

    Currently, several states, local governments and other issuers are facing pressures on their budgets from the effects of the recession and have had to cut spending, raise taxes and fees and draw on reserve funds. Consequently, several municipal issuers in AIG's portfolios have been downgraded one or more notches by the major nationally recognized statistical rating agencies. The most notable of these issuers is the State of California, of which AIG holds approximately $653 million of general obligation bonds, $45 million of which are pre-refunded, and the State of Illinois, of which AIG holds approximately $221 million, $69 million of which are pre-refunded.

    AIG has credit exposure to several European sovereign governments whose ratings have been downgraded or placed under review in recent months by one or more major rating agencies. The downgrades primarily reflect the large government budget deficits and rising government debt to GDP ratios of these countries. As of March 31, 2011, AIG's exposure to the governments of Portugal, Ireland, Italy, Spain and Hungary amounted to $860 million. AIG has no direct sovereign exposure to Greece. Four of the aforementioned six governments have experienced rating downgrades during the first quarter of 2011.

    See also Investments herein for further information.

American International Group, Inc. and Subsidiaries

    The Credit Risk Committee (CRC) reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. The CRC periodically adjusts limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

Market Risk Management

Insurance and Financial Services (excluding Capital Markets) Sensitivities

The following table provides estimates of AIG's sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure			Effect
(dollars in millions)	March 31, 2011	December 31, 2010	Sensitivity Factor	March 31, 2011	December 31, 2010

Yield sensitive assets(a)	$370,300	$403,500	100 bps parallel increase in all yield curves	$(18,300)	$(19,700)
Equity and alternative investments exposure(b)	$44,600	$54,300	20% decline in stock prices and value of alternative investments	$(8,900)	$(10,861)
Foreign currency exchange rates net exposure(c)	$5,000	$6,200	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(500)	$(620)

(a)
Excluding Nan Shan, which is held for sale, at March 31, 2011 and December 31, 2010, Yield sensitive assets were $317.8 billion and $350.7 billion, respectively.

(b)
Excluding Nan Shan, which is held for sale, at March 31, 2011 and December 31, 2010, Equity and Alternative Investments were $40.7 billion to $50.6 billion, respectively.

(c)
Excluding Nan Shan, which is held for sale, at March 31, 2011 and December 31, 2010, Total foreign exchange exposures were $4.2 billion and $5.7 billion, respectively.

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

•
Total yield sensitive assets decreased 8 percent or $33.2 billion at March 31, 2011 compared to December 31, 2010, primarily due to the divestiture of AIG Star/Edison in the first quarter of 2011 ($41.7 billion) as well as a decline in cash and other assets of $7 billion. This decline was partially offset by increases in fixed income assets of $15.4 billion.

•
Total equity and alternative investments exposure decreased 18 percent or $9.7 billion compared to December 31, 2010, primarily due to: AIG's sale of MetLife equity securities ($6.5 billion); lower common and preferred stock holdings in Japan ($1.5 billion) due to the sale of AIG Star/Edison; and decrease in mutual fund value ($0.9 billion) and real estate investment ($0.9 billion). The decrease was partially offset by the appreciation of AIA stock ($1.1 billion).

•
The $1.2 billion decrease in foreign currency exchange rates net exposure is primarily due to the divestiture of AIG Star/Edison ($2.4 billion), partly offset by increases in AIG's continuing insurance operations (up $0.8 billion) and in Nan Shan (up $0.4 billion).

American International Group, Inc. and Subsidiaries

    The above sensitivities of a 100 basis point increase in yield curves, a 20 percent decline in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar were chosen solely for illustrative purposes. The selection of these specific events should not be construed as a prediction, but only as a demonstration of the potential effects of such events. These scenarios should not be construed as the only risks AIG faces; these events are shown as an indication of several possible losses AIG could experience. In addition, losses from these and other risks could be materially higher than illustrated. The sensitivity factors are the same as those used in AIG's 2010 Annual Report on Form 10-K.

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

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's financial condition and results of operations would be directly affected. Following is a discussion of updates to Critical Accounting Estimates during 2011. For a complete discussion of AIG's accounting estimates, see AIG's 2010 Annual Report on Form 10-K.

Deferred Policy Acquisition Costs — Short Duration (general insurance):

•
Recoverability:  based upon the current terms and profitability of the underlying insurance contracts.

    Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. AIG assesses the recoverability of its DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded unearned premium to the sum of expected claims, claims adjustment expenses and maintenance cost, unamortized DAC and anticipated maintenance costs. If the sum of these costs exceeds the amount of recorded unearned premium, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Investment income is not anticipated in assessing the recoverability of DAC. Increases in the expected claims, and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge. Management tested the recoverability of DAC and determined that recorded unearned premiums of its Chartis U.S. and Chartis International operating segments exceeded the sum of these costs at March 31, 2011, by one percent and 19 percent, respectively, and, therefore, the DAC of these reporting units was considered to be recoverable. DAC for Chartis U.S. and Chartis International amounted to $1.7 billion and $1.8 billion, respectively, at March 31, 2011.

American International Group, Inc. and Subsidiaries

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

The following table presents the fair value of fixed income and equity securities by source of value determination:

March 31, 2011 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$242	90%
Fair value based on internal sources	28	10

Total fixed income and equity securities(b)	$270	100%

(a)
Includes $22.6 billion for which the primary source is broker quotes.

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

    At March 31, 2011, AIG classified $37.0 billion and $5.8 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 6.0 percent and 1.1 percent of the total assets and liabilities, respectively, at March 31, 2011. At December 31, 2010, AIG classified $36.3 billion and $6.2 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 5.3 percent and 1.1 percent of the total assets and liabilities, respectively, at December 31, 2010. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

American International Group, Inc. and Subsidiaries

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Unrealized Market Valuation Gain (Loss) Three Months Ended March 31,
	March 31, 2011(a)	December 31, 2010(a)	March 31, 2011(b)(c)	December 31, 2010(b)(c)
(in millions)					2011(c)	2010(c)

Regulatory Capital:
Corporate loans	$3,395	$5,193	$-	$-	$-	$-
Prime residential mortgages	30,514	31,613	(196)	(190)	6	33
Other	1,211	1,263	8	17	9	6

Total	35,120	38,069	(188)	(173)	15	39

Arbitrage:
Multi-sector CDOs(d)	6,158	6,689	3,076	3,484	273	158
Corporate debt/CLOs(e)	12,674	12,269	134	171	37	(7)

Total	18,832	18,958	3,210	3,655	310	151

Mezzanine tranches(f)	2,705	2,823	200	198	(2)	(71)

Total	$56,657	$59,850	$3,222	$3,680	$323	$119

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment losses of $6 million and $113 million in the three-month periods ended March 31, 2011 and 2010, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During 2011, AIGFP liquidated one multi-sector super senior CDS transaction with a net notional amount of $188 million. The primary underlying collateral components, which consisted of individual ABS CDS transactions, were sold in an auction to counterparties, including AIGFP, at their approximate fair value at the time of the liquidation. AIGFP was the winning bidder on approximately $107 million of individual ABS CDS transactions, which are reported in written single name credit default swaps as of March 31, 2011. As a result, a $121 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. During 2011, AIGFP also paid $14 million to its counterparties with respect to multi-sector CDOs. Upon payment, a $14 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $5.2 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2011 and December 31, 2010, respectively.

(e)
Corporate debt/CLOs include $1.4 billion and $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at March 31, 2011 and December 31, 2010, respectively.

(f)
Net of offsetting purchased CDS of $1.5 billion and $1.4 billion in net notional amount at March 31, 2011 and December 31, 2010, respectively.

American International Group, Inc. and Subsidiaries

The following table presents changes in the net notional amount of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

(in millions)	Net Notional Amount December 31, 2010(a)	Terminations	Effect of Foreign Exchange Rates(b)	Amortization/ Reclassification, net of Replenishments	Net Notional Amount March 31, 2011(a)

Regulatory Capital:
Corporate loans	$5,193	$(1,425)	$238	$(611)	$3,395
Prime residential mortgages	31,613	-	2,007	(3,106)	30,514
Other	1,263	-	39	(91)	1,211

Total	38,069	(1,425)	2,284	(3,808)	35,120

Arbitrage:
Multi-sector CDOs(c)	6,689	(188)	164	(507)	6,158
Corporate debt/CLOs(d)	12,269	-	418	(13)	12,674

Total	18,958	(188)	582	(520)	18,832

Mezzanine tranches(e)	2,823	(280)	165	(3)	2,705

Total	$59,850	$(1,893)	$3,031	$(4,331)	$56,657

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates to the weakening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)
Multi-sector CDOs include $5.2 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2011 and December 31, 2010, respectively.

(d)
Corporate debt/CLOs include $1.4 billion and $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at March 31, 2011 and December 31, 2010, respectively.

(e)
Net of offsetting purchased CDS of $1.5 billion and $1.4 billion in net notional amount at March 31, 2011 and December 31, 2010, respectively.

The following table presents summary statistics for Capital Markets super senior credit default swaps at March 31, 2011 and totals for March 31, 2011 and December 31, 2010:

					Arbitrage Portfolio				Total
	Regulatory Capital Portfolio
		Prime Residential Mortgages			Corporate Debt/ CLOs	Multi- Sector CDOs w/ Subprime	Multi- Sector CDOs w/ No Subprime
	Corporate Loans								March 31, 2011	December 31, 2010
Category			Other	Subtotal				Subtotal

Gross Transaction Notional Amount (in millions)	$4,291	$36,134	$1,419	$41,844	$18,874	$5,205	$8,405	$32,484	$74,328	$78,305
Net Notional Amount (in millions)	$3,395	$30,514	$1,211	$35,120	$12,674	$2,940	$3,218	$18,832	$53,952	$57,027
Number of Transactions	3	9	1	13	15	8	6	29	42	46
Weighted Average Subordination (%)	20.87%	15.53%	14.67%	16.04%	24.23%	30.24%	26.26%	25.72%	20.27%	20.16%
Weighted Average Number of loans/Transaction	4,691	81,968	1,726	71,322	118	136	112
Weighted Average Expected Maturity (Years)	1.49	3.58	4.54	3.40	4.75	6.56	5.05

Regulatory Capital Portfolio

    During the three-month period ended March 31, 2011, $1.4 billion in net notional amount of regulatory capital CDSs were terminated or matured at no cost to AIGFP. AIGFP continues to reassess the expected maturity of this portfolio. As of March 31, 2011, AIGFP estimated that the weighted average expected maturity of the portfolio was 3.40 years. AIGFP has not been required to make any payments as part of terminations initiated by

American International Group, Inc. and Subsidiaries

counterparties. The regulatory benefit of these transactions for AIGFP's financial institution counterparties was generally derived from Basel I. In December 2010, the Basel Committee on Banking Supervision finalized Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties for these transactions, and this may reduce the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    The weighted average expected maturity of the Regulatory Capital Portfolio increased as of March 31, 2011 by approximately 0.2 years from December 31, 2010 due to certain counterparties not terminating transactions with a combined net notional amount of $3.8 billion. Where these counterparties continue to have a right to terminate the transaction early, AIGFP has extended the expected maturity dates by one year, which is based on how long AIGFP believes the relevant rules under Basel I will remain effective. Where the counterparties no longer have the right to terminate early, AIGFP has used the weighted average life of those transactions as their expected maturity. These counterparties in the Corporate Loan and Prime Residential Mortgage portfolios continue to receive favorable regulatory capital benefits under Basel I rules and, thus, AIG continues to categorize them as Regulatory Capital transactions.

    Included in the Regulatory Capital portfolio are transactions with one counterparty that notified AIG that it would not terminate early two of its Prime Residential Mortgage transactions with a combined net notional amount of $24.1 billion that were expected to be terminated in the first quarter of 2010. With respect to these transactions, the counterparty no longer has any rights to terminate the transactions early and is required to pay AIG fees on the original notional amounts reduced only by realized losses through the final contractual maturity. Since the two transactions have weighted average lives that are considerably less than their final contractual maturities, there is value to AIGFP representing counterparty contractual fees to be received beyond the date at which the net notional amounts have fully amortized through to the final contractual maturity date. The fair value of these two super senior transactions as of March 31, 2011 was a derivative asset of $196 million. With respect to these two transactions, AIGFP has also written CDS transactions on the mezzanine tranches of these portfolios; however, the majority of the transactions on the mezzanine tranches were hedged by AIGFP with other third-party CDS transactions. In October 2008, following a credit ratings agency downgrade of AIG, AIGFP entered into a Credit Support Annex (CSA) to the agreements governing the transactions with this counterparty that requires AIGFP to post collateral. The CSA provides that one of two methodologies will be used for determining the amount of collateral to be posted. The same methodology has been used throughout the term of the CSA, and, at March 31, 2011, AIGFP had posted $222 million of collateral. The counterparty has provided quotations from dealers that it contends support using the second methodology, and contends that a total amount of approximately $1.9 billion should be posted by AIGFP. AIGFP continues to believe that the methodology currently being used is the correct one for computing collateral, that it has posted the amount of collateral required under the CSA, that the counterparty has not provided qualifying quotations and that the methodology the counterparty has used for calculating the amount of collateral to be posted is not valid. The counterparty recently notified AIGFP that it could bring litigation as soon as May 6, 2011 unless an agreement is reached either regarding the method for determining the amount of collateral to be posted, or regarding an alternative resolution of the matter.

    In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for 2011 other than (1) for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief as discussed above and (2) for transactions where the counterparty has failed to terminate the transaction early as expected and no longer has any rights to terminate early in the future. Although AIGFP believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the

American International Group, Inc. and Subsidiaries

counterparties, the counterparties' early termination rights, and AIGFP's expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

The following table presents, for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount, net notional amount, attachment points, inception to date realized losses and percent non-investment grade:

(dollars in millions) CDS	Gross Transaction Notional Amount at March 31, 2011	Net Notional Amount at March 31, 2011	Attachment Point at Inception(a)	Attachment Point at March 31, 2011(a)	Realized Losses through March 31, 2011(b)	Percent Non-investment Grade at March 31, 2011(c)

1	$291	$189	10.03%	34.85%	0.52%	42.14%
2	1,186	935	10.00%	21.13%	0.20%	41.08%
3	2,814	2,271	13.26%	19.32%	0.00%	65.07%

Total	$4,291	$3,395

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios, replenishment rights and partial terminations, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2011 expressed as a percentage of the initial gross transaction notional amount.

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

The following table presents, for each of the regulatory capital CDS transactions in the prime residential mortgage portfolio, the gross transaction notional amount, net notional amount, attachment points, and inception to date realized losses:

(dollars in millions) CDS	Gross Transaction Notional Amount at March 31, 2011	Net Notional Amount at March 31, 2011	Attachment Point at Inception(a)	Attachment Point at March 31, 2011(a)	Realized Losses through March 31, 2011(b)

1	$381	$161	17.01%	56.23%	2.68%
2	222	77	18.48%	64.91%	2.18%
3	220	123	16.81%	43.71%	1.77%
4	275	185	13.19%	32.67%	0.55%
5(c)	1,461	1,085	7.95%	25.55%	0.05%
6	8,995	8,149	7.50%	9.40%	0.10%
7	2,076	1,564	12.40%	24.64%	0.00%
8	18,103	15,916	9.20%	12.08%	0.14%
9	4,401	3,254	11.50%	26.08%	0.00%

Total	$36,134	$30,514

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios, replenishment rights and partial terminations, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2011 expressed as a percentage of the initial gross transaction notional amount.

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

American International Group, Inc. and Subsidiaries

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

    Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The "Percent Non-Investment Grade" information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. For example, Small and Medium Enterprise (SME) loan balances tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP's assessment of the loan collateral arrangements, expected recovery values and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. One pool containing the highest percentages of non-investment grade obligations, which include all transactions with pools having non-investment grade percentages greater than 45 percent, are all granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The number of loans in this pool is 6,635. This large number of SME loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. This transaction benefits from a tranche junior to it which was still rated AAA by at least two rating agencies at March 31, 2011. Two other pools, with a total net notional amount of $1.1 billion, have non-investment grade percentages less than 45 percent, with a weighted average remaining life to maturity of 3.7 years. These pools have weighted average realized losses of 0.29 percent from inception through March 31, 2011 and have current weighted average attachment points of 23.83 percent. Approximately 4.18 percent of the assets underlying the corporate loan transactions are in default. The percentage of assets in default by transaction was available for all transactions and ranged from 3.29 percent to 6.63 percent.

American International Group, Inc. and Subsidiaries

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

    Delinquency information for the mortgages underlying the residential mortgage transactions was available on 95.96 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.11 percent to 2.24 percent, averaging 0.82 percent. Except for one transaction, which comprised less than 1.25 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.26 percent and the default rates ranged from 0.00 percent to 5.78 percent. The default rate on this one transaction was 20.99 percent with a subordination level of 56.23 percent.

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

    AIGFP analyzes the information regarding the performance and credit quality of the underlying pools of assets to make its own risk assessment and to determine any changes in credit quality with respect to such pools of assets. This analysis includes a review of changes in pool balances, subordination levels, delinquencies, realized losses and expected performance under more adverse credit conditions. Using data provided by the Report Providers and information available from rating agencies, governments and other public sources that relate to macroeconomic trends and loan performance, AIGFP is able to analyze the expected performance of the overall portfolio because of the large number of loans that comprise the collateral pools.

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

The following table presents the Capital Markets Regulatory Capital CDS transactions in the Corporate loans portfolio by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
March 31, 2011 Exposure Portfolio	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through March 31, 2011(b)
		Percent of Total			To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Primarily Single Country –
Germany	$3,395	100%	20.87%	0.11%	1.49	8.24	3	100%	A+

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2011 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to Capital Markets super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to Capital Markets super senior tranche.

American International Group, Inc. and Subsidiaries

The following table presents the Capital Markets Regulatory Capital CDS transactions in the Prime residential mortgage portfolio summarized by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(d)
March 31, 2011	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through March 31, 2011(b)
		Percent of Total			To First Call(c)	To Maturity	Number of Transactions	Percent Rated	Average Rating

Country:
Denmark	$24,065	78.87%	11.19%	0.13%	4.45	28.50	2	100%	AAA
France	1,085	3.56	25.55%	0.05%	0.73	27.73	1	100	AAA
Germany	2,110	6.91	33.27%	0.95%	1.23	38.46	5	100	AAA
Sweden	3,254	10.66	26.08%	0.00%	0.85	28.85	1	100	AAA

Total	$30,514	100.00%	15.53%	0.21%	3.58	29.39	9	100%	AAA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through March 31, 2011 expressed as a percentage of the initial gross transaction notional amount.

(c)
Where no call right remains, the weighted average expected maturity is used.

(d)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP's super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP's super senior tranche.

Arbitrage Portfolio

    A portion of the Capital Markets super senior credit default swaps as of March 31, 2011 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

March 31, 2011 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with sub-prime collateral	$2,930	$1,532	$1,398	$538
High grade with no sub-prime collateral	6,781	4,358	2,423	959

Total high grade(b)	9,711	5,890	3,821	1,497

Mezzanine with sub-prime collateral	2,275	734	1,541	1,056
Mezzanine with no sub-prime collateral	1,624	828	796	523

Total mezzanine(c)	3,899	1,562	2,337	1,579

Total	$13,610	$7,452	$6,158	$3,076

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

American International Group, Inc. and Subsidiaries

The following table summarizes net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, by settlement alternative and currency:

(in millions)	March 31, 2011	December 31, 2010

CDS transactions with cash settlement provisions
U.S. dollar-denominated	$3,733	$4,010
Euro-denominated	1,454	1,475

Total CDS transactions with cash settlement provisions	5,187	5,485

CDS transactions with physical settlement provisions
U.S. dollar-denominated	7	68
Euro-denominated	964	1,136

Total CDS transactions with physical settlement provisions	971	1,204

Total	$6,158	$6,689

The following table summarizes changes in the fair values of the derivative liability of the Capital Markets super senior multi-sector CDO credit default swap portfolio:

(in millions)	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Fair value of derivative liability, beginning of year	$3,484	$4,418
Unrealized market valuation gain	(273)	(663)
Other terminations and realized losses	(135)	(271)

Fair value of derivative liability, end of period	$3,076	$3,484

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts, attachment points and percentage of gross notional amount rated less than B-/B-3:

(dollars in millions) CDO	Gross Transaction Notional Amount at March 31, 2011	Net Notional Amount at March 31, 2011	Attachment Point at Inception(a)	Attachment Point at March 31, 2011(a)	Percentage of Gross Notional Amount Rated Less than B-/B-3 at March 31, 2011

1	$930	$421	40.00%	54.75%	66.32%
2	667	326	53.00%	51.12%	65.49%
3	957	470	53.00%	50.91%	95.17%
4	1,038	291	76.00%	71.98%	86.36%
5	695	3	10.83%	0.19%	29.49%
6	860	411	12.27%	11.56%	6.32%
7	833	553	25.24%	28.78%	8.94%
8	1,197	1,105	10.00%	7.67%	36.11%
9	2,192	1,454	16.50%	18.75%	3.44%
10	300	171	32.00%	42.98%	83.47%
11	381	381	24.49%	0.00% (b)	74.12%
12	436	384	32.90%	11.76%	99.22%
13	228	184	34.51%	19.44%	97.27%
14	2,896	4	9.72%	21.73%	79.92%

Total	$13,610	$6,158

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios, replenishment rights and partial terminations, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
AIGFP began making payments on realized losses in excess of the attachment point on this trade in 2010.

American International Group, Inc. and Subsidiaries

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

The following table summarizes the gross transaction notional amount, percentage of the total CDO collateral pools and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category:

March 31, 2011 (in millions)

	Gross Transaction Notional Amount		Ratings							Vintage
		Percent of Total
ABS Category			AAA	AA	A	BBB	BB	<BB	NR	2008	2007	2006	2005+P

RMBS Prime	$1,315	9.67%	0.34%	0.01%	0.11%	0.01%	0.07%	9.13%	0.00%	0.44%	5.34%	3.00%	0.89%

RMBS Alt-A	2,301	16.91%	0.12%	0.08%	0.15%	0.17%	0.04%	16.35%	0.00%	0.48%	5.01%	6.67%	4.75%

RMBS Subprime	2,656	19.51%	0.49%	0.68%	0.40%	0.54%	0.67%	16.73%	0.00%	0.00%	1.03%	1.83%	16.65%

CMBS	3,072	22.57%	0.75%	1.65%	2.06%	2.04%	1.98%	13.93%	0.16%	0.12%	2.12%	9.99%	10.34%

CDO	1,424	10.46%	0.20%	0.72%	0.82%	0.97%	0.97%	6.64%	0.14%	0.00%	0.70%	2.15%	7.61%

Other	2,842	20.88%	4.74%	4.59%	5.31%	3.39%	1.46%	1.23%	0.16%	0.64%	1.15%	6.22%	12.87%

Total	$13,610	100.00%	6.64%	7.73%	8.85%	7.12%	5.19%	64.01%	0.46%	1.68%	15.35%	29.86%	53.11%

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

The following table summarizes gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer, AIGFP's net notional amounts and fair value of derivative liability:

			Ratings
March 31, 2011 (in millions)	Gross Transaction Notional Amount	Percent of Total	Aa	A	Baa	Ba	<Ba	NR

Industry Sector
United States
Industrial	$6,290	33.3%	0.1%	3.3%	17.1%	3.9%	6.2%	2.7%
Financial	1,650	8.8%	0.1%	2.8%	3.0%	0.1%	1.7%	1.1%
Utilities	461	2.4%	0.0%	0.1%	1.5%	0.0%	0.1%	0.7%
Other	97	0.5%	0.0%	0.0%	0.2%	0.0%	0.0%	0.3%

Total United States	8,498	45.0%	0.2%	6.2%	21.8%	4.0%	8.0%	4.8%

Non-United States
Industrial	8,304	44.0%	0.1%	4.5%	9.0%	5.0%	5.3%	20.1%
Financial	914	4.9%	0.2%	1.6%	1.8%	0.1%	0.3%	0.9%
Government	685	3.6%	0.0%	1.0%	1.5%	0.7%	0.0%	0.4%
Utilities	306	1.6%	0.0%	0.2%	0.0%	0.1%	0.5%	0.8%
Other	167	0.9%	0.0%	0.7%	0.0%	0.0%	0.0%	0.2%

Total Non-United States	10,376	55.0%	0.3%	8.0%	12.3%	5.9%	6.1%	22.4%

Total gross transaction notional amount	18,874	100.0%	0.5%	14.2%	34.1%	9.9%	14.1%	27.2%

Subordination	6,200

Net Notional Amount	$12,674

Fair Value of Derivative Liability	$134

American International Group, Inc. and Subsidiaries

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts, attachment points and inception to date defaults:

(dollars in millions) CDS	Type	Net Notional Amount at March 31, 2011	Attachment Point at Inception(a)	Attachment Point at March 31, 2011(a)	Defaults through March 31, 2011(b)

1	Corporate Debt	$1,554	21.76%	18.94%	6.16%
2	Corporate Debt	5,598	22.00%	20.23%	3.76%
3	Corporate Debt	987	22.14%	20.21%	3.61%
4	Corporate Debt	982	20.80%	18.16%	5.26%
5	Corporate Debt	227	28.00%	27.68%	1.01%
6	Corporate Debt	639	24.00%	22.42%	4.46%
7	Corporate Debt	1,286	24.00%	22.32%	4.63%
8	CLO	150	35.85%	40.14%	3.39%
9	CLO	135	43.76%	43.82%	1.03%
10	CLO	202	44.20%	47.67%	0.00%
11	CLO	81	44.20%	47.67%	0.00%
12	CLO	154	44.20%	47.67%	0.00%
13	CLO	180	31.76%	30.85%	2.37%
14	CLO	379	30.40%	29.14%	0.00%
15	CLO	120	31.23%	30.10%	0.00%

Total		$12,674

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through March 31, 2011 expressed as a percentage of the gross transaction notional amount at March 31, 2011.

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

Regulatory Capital Relief Transactions

    As of March 31, 2011, 90.7 percent of the Capital Markets regulatory capital relief transactions (measured by net notional amount) were subject to CSAs linked to AIG's credit rating and 9.3 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone Master Agreement or similar agreement, under which the aggregate exposure is calculated with reference to only a single transaction.

    The underlying mechanism that determines the amount of collateral to be posted varies by counterparty and there is no standard formula. The varied mechanisms resulted from individual negotiations with different counterparties. The following is a brief description of the primary mechanisms that are currently being employed to determine the amount of collateral posting for this portfolio.

  Reference to Market Indices — Under this mechanism, the amount of collateral to be posted is determined based on a formula that references certain tranches of a market index, such as either iTraxx or CDX. This mechanism is used for CDS transactions that reference either corporate loans or residential mortgages. While the market index is not a direct proxy, it has the advantage of being readily obtainable.

  Negotiated Amount — Under this mechanism, the amount of collateral to be posted is determined based on terms negotiated between AIGFP and the counterparty, which could be a fixed percentage of the notional amount or present value of premiums to be earned by AIGFP.

American International Group, Inc. and Subsidiaries

The following table presents the amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than the Capital Markets super senior credit default swaps subject to the same Master Agreements) as of the periods ended:

(in millions)	December 31, 2010	March 31, 2011

Reference to market indices	$19	$7
Negotiated amount	217	222

Total	$236	$229

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

American International Group, Inc. and Subsidiaries

are, like any other third-party valuation, considered in the determination of the fair value estimates of the Capital Markets super senior credit default swap portfolio.

The following table presents the amount of collateral postings with respect to the Capital Markets super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	December 31, 2010	March 31, 2011

Regulatory capital	$236	$229
Arbitrage – multi-sector CDO	3,013	2,617
Arbitrage – corporate	537	541

Total	$3,786	$3,387

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

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

    AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG's calculation of the unrealized market valuation loss related to the Capital Markets super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the Capital Markets super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs increased during 2011. Further, it is difficult to extrapolate future experience based on current market conditions.

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $6.2 billion net notional amount of CDS written on multi-sector CDOs outstanding at March 31, 2011, a BET value is available for $3.8 billion net notional amount. No BET value is determined for $2.4 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $3.8 billion.

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

American International Group, Inc. and Subsidiaries

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at March 31, 2011 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at March 31, 2011
(dollars in millions)		Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	47 points	Increase of 5 points	$(258)	$(6)	$(18)	$(119)	$(80)	$(23)	$(12)
		Decrease of 5 points	253	7	19	110	86	13	18

Weighted		Increase of 1 year	24	1	1	16	5	1	-
average life	5.92 years	Decrease of 1 year	(42)	(1)	(2)	(31)	(5)	(2)	(1)

Recovery rates	20%	Increase of 10%	(35)	-	(4)	(19)	(10)	(1)	(1)
		Decrease of 10%	29	-	4	14	10	-	1

Diversity score(a)	11	Increase of 5	(14)
		Decrease of 5	51

Discount curve(b)	N/A	Increase of 100bps	16

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

    These results are calculated by stressing a particular assumption independently of changes in any other assumption. No assurance can be given that the actual levels of the key inputs will not exceed, perhaps significantly, the ranges assumed by AIGFP for purposes of the above analysis. No assumption should be made that results calculated from the use of other changes in these key inputs can be interpolated or extrapolated from the results set forth above.

Corporate Debt

The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) in fair value of derivative liability at March 31, 2011 corresponding to changes in these market credit inputs:

Input Used at March 31, 2011 (in millions)	Increase (Decrease) in Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$13
Effect of a decrease by 10 basis points	$(14)
All base correlations
Effect of an increase by 1%	$4
Effect of a decrease by 1%	$(4)
Assumed recovery rate
Effect of an increase by 1%	$(3)
Effect of a decrease by 1%	$3

    These results are calculated by stressing a particular assumption independently of changes in any other assumption. No assurance can be given that the actual levels of the key inputs will not exceed, perhaps significantly, the ranges assumed by AIGFP for purposes of the above analysis. No assumption should be made that results calculated from the use of other changes in these key inputs can be interpolated or extrapolated from the results set forth above.

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

American International Group, Inc. and Subsidiaries

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

    In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, AIG's disclosure controls and procedures were effective. There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

American International Group, Inc. and Subsidiaries

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

    For a discussion of legal proceedings, see Note 11(a) to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.    Risk Factors

AIG's ability to achieve its long-term aspirational goals with respect to ROE and EPS and other long-term aspirational goals are based on significant assumptions, and AIG's actual results may differ, possibly materially and adversely, from these goals.

    In setting its long-term aspirational goals for ROE and EPS, AIG has made significant assumptions that include, among other things, the general conditions of markets in which it operates, revenues and combined ratios of its subsidiaries, investment yields, subsidiaries' capacity to distribute dividends to AIG Parent, AIG's ability to apply deployable capital to share repurchases, dividend payments, acquisitions or organic growth, AIG's ability to maintain financial leverage commensurate with its current credit ratings, the exclusion of the impact on shareholders' equity of the reversal of the tax valuation allowance, the effectiveness of AIG's cost rationalization measures, the approval of planned actions (including with respect to any share repurchases, dividend payments or acquisitions) by AIG's regulators, the overall credit rating implications of AIG's proposed strategic actions and general financial market and interest rate conditions. These assumptions are not historical facts but instead represent only AIG's expectations regarding future events, many of which, by their nature, are inherently subject to significant uncertainties and contingencies and are outside AIG's control. It is very likely that one or more of the assumptions will not be met or will deviate materially from what is assumed. Accordingly, AIG's actual results are likely to differ from these aspirational goals and the difference may be material and adverse.

    The aspirational goals and their underlying assumptions are forward-looking statements. AIG strongly cautions its shareholders and other investors not to place undue reliance on any of these assumptions or aspirational goals. AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any assumptions, goals, projections or other related statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. See "Cautionary Statement Regarding Forward-Looking Information" and "Executive Overview — Long-Term Aspirational Goals" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the forward-looking statements.

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

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/s/ DAVID L. HERZOG David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer
/s/ JOSEPH D. COOK Joseph D. Cook Vice President Controller Principal Accounting Officer

Dated: May 5, 2011

American International Group, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit Number		Description	Location

2		Plan of acquisition, reorganization, arrangement, liquidation or succession

		(a) Amended and Restated Purchase Agreement, dated as of January 14, 2011, among American International Group, Inc., the United States Department of the Treasury and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).

		(b) Master Transaction Agreement, dated as of December 8, 2010, among American International Group, Inc., ALICO Holdings LLC, AIA Aurora LLC, the Federal Reserve Bank of New York, the United States Department of the Treasury and the AIG Credit Facility Trust	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-8787).
		(c) Coordination Agreement, dated as of March 1, 2011, among ALICO Holdings LLC, American International Group, Inc. and MetLife, Inc.	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 3, 2011 (File No. 1-8787).
		(d) Letter Agreement, dated as of March 1, 2011, among American International Group, Inc., the United States Department of the Treasury, AIA Aurora LLC and ALICO Holdings LLC	Incorporated by reference to Exhibit 2.2 to AIG's Current Report on Form 8-K filed with the SEC on March 3, 2011 (File No. 1-8787).
3		Articles of incorporation and by-laws
3	(i)(a)	American International Group, Inc. Certificate of Designations of Series G Cumulative Mandatory Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3	(i)(b)	American International Group, Inc. Certificate of Elimination of Series C Perpetual, Convertible, Participating Preferred Stock	Incorporated by reference to Exhibit 3.2 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3	(i)(c)	American International Group, Inc. Certificate of Elimination of Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 3.3 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3	(i)(d)	American International Group, Inc. Certificate of Elimination of Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 3.4 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3	(i)(e)	American International Group, Inc. Certificate of Designation and Terms of Participating Preferred Stock	Incorporated by reference to Exhibit 3.1 to AIG's Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
4		Instruments defining the rights of security holders, including indentures
		(1) Registration Rights Agreement, dated as of January 14, 2011, between American International Group, Inc. and the United States Department of the Treasury	Incorporated by reference to Exhibit 99.4 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
		(2) Agreement to Amend Warrants, dated as of January 14, 2011, between American International Group, Inc. and the United States Department of the Treasury	Incorporated by reference to Exhibit 99.5 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).

American International Group, Inc. and Subsidiaries

Exhibit Number	Description	Location

	(3) Warrant Agreement (including Form of Warrant), dated January 6, 2011, between American International Group, Inc. and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 7, 2011 (File No. 1-8787).

	(4) Tax Asset Protection Plan, dated as of March 9, 2011, between American International Group, Inc. and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
10	Material contracts

	(1) Guarantee, Pledge and Proceeds Application Agreement, dated as of January 14, 2011, among American International Group, Inc., AIA Aurora LLC and ALICO Holdings LLC, as Guarantors, and AIA Aurora LLC, ALICO Holdings LLC, AIG Capital Corporation, AIG Funding, Inc. and AIG Life Holdings (International) LLC as the Secured Parties	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(2) AIA Aurora LLC Intercompany Loan Agreement, dated as of January 14, 2011, by and between AIA Aurora LLC and American International Group, Inc.	Incorporated by reference to Exhibit 99.2 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(3) ALICO Holdings LLC Intercompany Loan Agreement, dated as of January 14, 2011, by and between ALICO Holdings LLC and American International Group, Inc.	Incorporated by reference to Exhibit 99.3 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(4) Letter Agreement, dated as of February 8, 2011, between American International Group, Inc. and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2011 (File No. 1-8787).
	(5) Determination Memorandum, dated April 1, 2011, from the Office of the Special Master for TARP Executive Compensation to American International Group, Inc.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 1, 2011 (File No. 1-8787).

American International Group, Inc. and Subsidiaries

Exhibit Number	Description	Location

	(6) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, PA., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, PA., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company	Filed herewith.
	(7) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Assurance Company	Filed herewith.
	(8) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Life Insurance Company of Delaware	Filed herewith.
	(9) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Life Insurance Company	Filed herewith.
	(10) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Life and Accident Insurance Company	Filed herewith.
	(11) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and The United States Life Insurance Company in the City of New York	Filed herewith.
	(12) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and AIU Insurance Company	Filed herewith.

American International Group, Inc. and Subsidiaries

Exhibit Number	Description	Location

	(13) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and American Home Assurance Company	Filed herewith.
	(14) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and Commerce and Industry Insurance Company	Filed herewith.
	(15) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and Chartis Casualty Company	Filed herewith.
	(16) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and Chartis Property Casualty Company	Filed herewith.
	(17) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and Granite State Insurance Company	Filed herewith.
	(18) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and Illinois National Insurance Co.	Filed herewith.
	(19) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and The Insurance Company of the State of Pennsylvania	Filed herewith.
	(20) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and Landmark Insurance Company	Filed herewith.
	(21) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and Lexington Insurance Company	Filed herewith.
	(22) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and New Hampshire Insurance Company	Filed herewith.
	(23) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and National Union Fire Insurance Company of Pittsburgh, PA.	Filed herewith.
	(24) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and Chartis Select Insurance Company	Filed herewith.

American International Group, Inc. and Subsidiaries

Exhibit Number	Description	Location

	(25) Unconditional Capital Maintenance Agreement, dated as of February 25, 2011, between American International Group, Inc. and Chartis Specialty Insurance Company	Filed herewith.
	(26) Unconditional Capital Maintenance Agreement, dated as of March 15, 2011, between American International Group, Inc. and AGC Life Insurance Company	Filed herewith.
	(27) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and First SunAmerica Life Insurance Company	Filed herewith.
	(28) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and SunAmerica Annuity and Life Assurance Company	Filed herewith.
	(29) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and SunAmerica Life Insurance Company	Filed herewith.
	(30) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and The Variable Annuity Life Insurance Company	Filed herewith.
	(31) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and Western National Life Insurance Company	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 12 to the Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications*	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010, (ii) the Consolidated Statement of Income (Loss) for the three months ended March 31, 2011 and 2010, (iii) the Consolidated Statement of Equity for the three months ended March 31, 2011, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2011 and 2010 and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.**	Filed herewith.

*
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.