Form 10-Q
period 2011-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2011-08-04
CIK 5272

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

    As of July 29, 2011, there were 1,897,972,600 shares outstanding of the registrant's common stock.

American International Group, Inc. and Subsidiaries

American International Group, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

Consolidated Balance Sheet

(in millions, except for share data)	June 30, 2011	December 31, 2010

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2011 – $239,090; 2010 – $220,669)	$249,360	$228,302
Bond trading securities, at fair value	26,968	26,182
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2011 – $1,758; 2010 – $2,571)	4,128	4,581
Common and preferred stock trading, at fair value	164	6,652
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2011 – $115; 2010 – $143)	19,253	20,237
Flight equipment primarily under operating leases, net of accumulated depreciation	37,688	38,510
Other invested assets (portion measured at fair value: 2011 – $22,923; 2010 – $21,356)	43,763	42,210
Short-term investments (portion measured at fair value: 2011 – $11,369; 2010 – $23,860)	30,489	43,738

Total investments	411,813	410,412
Cash	2,590	1,558
Accrued investment income	3,043	2,960
Premiums and other receivables, net of allowance	16,629	15,713
Reinsurance assets, net of allowance	31,675	25,810
Deferred policy acquisition costs	14,554	14,668
Derivative assets, at fair value	4,639	5,917
Other assets, including restricted cash of $3,752 in 2011 and $30,232 in 2010 (portion measured at fair value: 2011 – $0; 2010 – $14)	14,158	44,520
Separate account assets, at fair value	56,104	54,432
Assets held for sale	61,593	107,453

Total assets	$616,798	$683,443

Liabilities:
Liability for unpaid claims and claims adjustment expense	$94,932	$91,151
Unearned premiums	26,196	23,803
Future policy benefits for life and accident and health insurance contracts	31,689	31,268
Policyholder contract deposits (portion measured at fair value: 2011 – $406; 2010 – $445)	123,504	121,373
Other policyholder funds	6,641	6,758
Current and deferred income taxes	1,337	2,369
Derivative liabilities, at fair value	5,347	5,735
Other liabilities (portion measured at fair value: 2011 – $1,705; 2010 – $2,619)	29,232	29,108
Federal Reserve Bank of New York credit facility (see Note 1)	-	20,985
Other long-term debt (portion measured at fair value: 2011 – $11,250; 2010 – $12,143)	79,461	85,476
Separate account liabilities	56,104	54,432
Liabilities held for sale	57,150	97,312

Total liabilities	511,593	569,770

Commitments, contingencies and guarantees (see Note 11)
Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	11,465	-
Other	111	434

Total redeemable noncontrolling interests	11,576	434

AIG shareholders' equity (see Note 1):
Preferred stock
Series E; $5.00 par value; shares issued: 2011 – 0; 2010 – 400,000, at aggregate liquidation value	-	41,605
Series F; $5.00 par value; shares issued: 2011 – 0; 2010 – 300,000, aggregate liquidation value: $7,543	-	7,378
Series C; $5.00 par value; shares issued: 2011 – 0; 2010 – 100,000, aggregate liquidation value: $0.5	-	23,000
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2011 – 1,904,632,947; 2010 – 147,124,067	4,761	368
Treasury stock, at cost; 2011 – 6,672,586; 2010 – 6,660,908 shares of common stock	(872)	(873)
Additional paid-in capital	81,056	9,683
Accumulated deficit	(1,357)	(3,466)
Accumulated other comprehensive income	9,093	7,624

Total AIG shareholders' equity	92,681	85,319

Non-redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	26,358
Other (including $195 and $204 associated with businesses held for sale in 2011 and 2010, respectively)	948	1,562

Total non-redeemable noncontrolling interests	948	27,920

Total equity	93,629	113,239

Total liabilities and equity	$616,798	$683,443

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2011	2010	2011	2010

Revenues:
Premiums	$9,898	$11,073	$19,380	$21,987
Policy fees	682	657	1,366	1,305
Net investment income	4,464	5,041	10,033	10,241
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(181)	(738)	(399)	(938)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive income	56	209	59	(250)

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(125)	(529)	(340)	(1,188)
Other realized capital gains (losses)	191	42	(245)	367

Total net realized capital gains (losses)	66	(487)	(585)	(821)
Aircraft leasing revenue	1,134	1,180	2,290	2,423
Other income	432	850	1,628	1,734

Total revenues	16,676	18,314	34,112	36,869

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,086	8,743	17,045	17,336
Interest credited to policyholder account balances	1,110	1,127	2,215	2,236
Amortization of deferred acquisition costs	1,786	1,967	3,502	3,989
Other acquisition and insurance expenses	1,653	1,704	3,204	3,314
Interest expense	968	1,734	2,029	3,485
Aircraft leasing expenses	627	636	1,297	1,640
Loss on extinguishment of debt (see Note 1)	79	-	3,392	-
Net (gain) loss on sale of properties and divested businesses	2	(198)	74	(122)
Other expenses	559	1,100	928	1,849

Total benefits, claims and expenses	14,870	16,813	33,686	33,727

Income from continuing operations before income tax expense (benefit)	1,806	1,501	426	3,142

Income tax expense (benefit)	(288)	1,005	(488)	558

Income from continuing operations	2,094	496	914	2,584
Income (loss) from discontinued operations, net of income tax expense (benefit) (see Note 4)	(37)	(2,611)	1,616	(2,268)

Net income (loss)	2,057	(2,115)	2,530	316

Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	141	508	393	1,027
Other	64	20	9	139

Total net income from continuing operations attributable to noncontrolling interests	205	528	402	1,166
Net income from discontinued operations attributable to noncontrolling interests	12	13	19	23

Total net income attributable to noncontrolling interests	217	541	421	1,189

Net income (loss) attributable to AIG	$1,840	$(2,656)	$2,109	$(873)

Net income (loss) attributable to AIG common shareholders	$1,840	$(2,656)	$1,297	$(176)

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.03	$(0.25)	$(0.18)	$2.11
Income (loss) from discontinued operations	$(0.03)	$(19.32)	$0.94	$(3.41)
Diluted:
Income (loss) from continuing operations	$1.03	$(0.25)	$(0.18)	$2.11
Income (loss) from discontinued operations	$(0.03)	$(19.32)	$0.94	$(3.41)

Weighted average shares outstanding:
Basic	1,836,713,069	135,813,034	1,698,001,301	135,745,903
Diluted	1,836,771,513	135,813,034	1,698,001,301	135,807,313

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Net income (loss)	$2,057	$(2,115)	$2,530	$316

Other comprehensive income:
Change in unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	(107)	29	289	802
Change in unrealized appreciation of all other investments	1,846	3,168	1,115	4,325
Change in foreign currency translation adjustments	358	(497)	(290)	(1,026)
Change in net derivative gains arising from cash flow hedging activities	58	39	71	61
Change in retirement plan liabilities adjustment	14	41	149	94

Other comprehensive income	2,169	2,780	1,334	4,256

Comprehensive income	4,226	665	3,864	4,572
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	141	508	393	1,027
Comprehensive income (loss) attributable to other noncontrolling interests	(7)	37	(19)	6

Total comprehensive income attributable to noncontrolling interests	134	545	374	1,033

Comprehensive income attributable to AIG	$4,092	$120	$3,490	$3,539

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

Six Months Ended June 30, (in millions)	2011	2010

Cash flows from operating activities:
Net income (loss)	$2,530	$316
(Income) loss from discontinued operations	(1,616)	2,268

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(613)	(868)
Net losses on sales of divested businesses	74	106
Loss on extinguishment of debt	3,392	-
Unrealized (gains) losses in earnings – net	(2,191)	499
Equity in income from equity method investments, net of dividends or distributions	(997)	(516)
Depreciation and other amortization	4,481	5,095
Provision for mortgage and other loans receivable	20	276
Impairments of assets	889	2,481
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	48	1,518
Changes in operating assets and liabilities:
General and life insurance reserves	5,604	2,952
Premiums and other receivables and payables – net	49	(1,395)
Reinsurance assets and funds held under reinsurance treaties	(5,559)	(2,006)
Capitalization of deferred policy acquisition costs	(3,554)	(4,312)
Other policyholder funds	(140)	252
Current and deferred income taxes – net	(1,034)	(363)
Trading securities	157	321
Payment of FRBNY Credit Facility accrued compounded interest and fees	(6,363)	-
Other, net	(1,316)	(727)

Total adjustments	(7,053)	3,313

Net cash provided by (used in) operating activities – continuing operations	(6,139)	5,897
Net cash provided by operating activities – discontinued operations	2,675	3,874

Net cash provided by (used in) operating activities	(3,464)	9,771

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	23,668	17,594
Maturities of fixed maturity securities available for sale and hybrid investments	9,846	6,080
Sales of trading securities	7,621	4,117
Sales or distributions of other invested assets (including flight equipment)	4,961	4,273
Sales of divested businesses, net	587	1,673
Principal payments received on and sales of mortgage and other loans receivable	1,706	2,756
Purchases of available for sale investments	(48,485)	(33,065)
Purchases of trading securities	(688)	(1,688)
Purchases of other invested assets (including flight equipment)	(3,260)	(4,366)
Mortgage and other loans receivable issued and purchased	(1,026)	(1,659)
Net change in restricted cash	26,480	(538)
Net change in short-term investments	12,967	928
Net change in derivative assets and liabilities other than Capital Markets	317	(332)
Other, net	33	(126)

Net cash provided by (used in) investing activities – continuing operations	34,727	(4,353)
Net cash provided by (used in) investing activities – discontinued operations	3,021	(1,714)

Net cash provided by (used in) investing activities	37,748	(6,067)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	9,530	9,775
Policyholder contract withdrawals	(7,769)	(7,479)
Net change in short-term debt	(237)	(5,855)
Federal Reserve Bank of New York credit facility borrowings	-	12,700
Federal Reserve Bank of New York credit facility repayments	(14,622)	(10,123)
Issuance of other long-term debt	3,021	4,882
Repayments of other long-term debt	(9,968)	(6,685)
Proceeds from drawdown on the Department of the Treasury Commitment	20,292	2,199
Repayment of Department of the Treasury SPV Preferred Interests	(9,146)	-
Repayment of Federal Reserve Bank of New York SPV Preferred Interests	(26,432)	-
Issuance of Common Stock	4,332	-
Acquisition of noncontrolling interest	(647)	-
Other, net	(136)	(1,078)

Net cash used in financing activities – continuing operations	(31,782)	(1,664)
Net cash used in financing activities – discontinued operations	(1,932)	(2,863)

Net cash used in financing activities	(33,714)	(4,527)

Effect of exchange rate changes on cash	29	(92)

Net increase (decrease) in cash	599	(915)
Cash at beginning of period	1,558	4,400
Change in cash of businesses held for sale	433	(645)

Cash at end of period	$2,590	$2,840

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

Consolidated Statement of Equity

Six Months Ended June 30, 2011 (in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non- redeemable non- controlling Interests	Total Equity

Balance, beginning of year	$71,983	$368	$(873)	$9,683	$(3,466)	$7,624	$85,319	$27,920	$113,239

Series F drawdown	20,292	-	-	-	-	-	20,292	-	20,292
Repurchase of SPV preferred interests in connection with Recapitalization*	-	-	-	-	-	-	-	(26,432)	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization*	(92,275)	4,138	-	67,460	-	-	(20,677)	-	(20,677)
Common stock issued	-	250	-	2,636	-	-	2,886	-	2,886
Settlement of equity unit stock purchase contracts	-	6	-	1,440	-	-	1,446	-	1,446
Net income attributable to AIG or other noncontrolling interests	-	-	-	-	2,109	-	2,109	22	2,131
Net loss attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	-	-	-	-	-	-	-	74	74
Other comprehensive income (loss)	-	-	-	-	-	1,381	1,381	(47)	1,334
Acquisition of noncontrolling interest	-	-	-	(157)	-	88	(69)	(468)	(537)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(6)	(6)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	42	42
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(116)	(116)
Other	-	(1)	1	(6)	-	-	(6)	(41)	(47)

Balance, end of period	$-	$4,761	$(872)	$81,056	$(1,357)	$9,093	$92,681	$948	$93,629

*
See Notes 1 and 12 to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Significant Events

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

    Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on different fiscal period bases. The effect on AIG's consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these financial statements has been recorded.

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

  •
  estimates of overhaul rental revenue amounts that will be returned to lessees under the terms of certain operating leases;

  •
  liabilities for legal contingencies;

  •
  estimates with respect to income taxes, including the recoverability of deferred tax assets;

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Reclassifications

    Due to changes in the relative composition of AIG's remaining continuing operations as a result of the substantial completion of AIG's asset disposition plan, AIG began presenting separately the following line items on its Consolidated Statement of Operations beginning in the first quarter of 2011:

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

    Prior period amounts were reclassified to conform to the current period presentation for the above line items. Additionally, certain other reclassifications have been made to prior period amounts in the Consolidated Statement of Operations and Consolidated Balance Sheet to conform to the current period presentation. See Notes 3 and 4 herein for revisions and reclassifications to prior period amounts attributable to discontinued operations.

Significant Events

    In 2011, AIG completed the Recapitalization (described below), executed transactions in the debt and equity capital markets and substantially completed its asset disposition plan.

Recapitalization

    On January 14, 2011 (the Closing), AIG completed a series of integrated transactions to recapitalize AIG (the Recapitalization) with the United States Department of the Treasury (the Department of the Treasury), the Federal Reserve Bank of New York (the FRBNY) and the AIG Credit Facility Trust (the Trust), including the repayment of all amounts owed under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Facility). AIG recognized a loss on extinguishment of debt in the first quarter of 2011, representing primarily accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility at Closing.

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

    AIG used the Series F Closing Drawdown Amount to repurchase all of the FRBNY's preferred interests in the SPVs (the SPV Preferred Interests). AIG transferred the SPV Preferred Interests to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock (described below).

    The Department of the Treasury, so long as it holds SPV Preferred Interests, has the right, subject to existing contractual restrictions, to require AIG to dispose of the remaining AIA ordinary shares held by the AIA SPV. In addition, the consent of the Department of the Treasury, so long as it holds SPV Preferred Interests, will be required for AIG to take specified significant actions with respect to the Designated Entities, including initial public offerings, sales, significant acquisitions or dispositions and incurrence of specified levels of indebtedness. If any SPV Preferred Interests are outstanding on May 1, 2013, the Department of the Treasury will have the right to compel the sale of all or a portion of one or more of the Designated Entities on terms that it will determine.

    As a result of these transactions, the SPV Preferred Interests are no longer considered permanent equity on AIG's Consolidated Balance Sheet, and are classified as Redeemable noncontrolling nonvoting, callable, junior preferred interests held by the Department of the Treasury.

Issuance and Cancellation of AIG's Series G Preferred Stock

    At the Closing, AIG and the Department of the Treasury amended and restated the Series F SPA to provide for the issuance of 20,000 shares of Series G Preferred Stock by AIG to the Department of the Treasury. The Series G Preferred Stock was issued with a liquidation preference of zero. Because the net proceeds to AIG from the completion of the registered public offering of AIG common stock, par value $2.50 per share (AIG Common Stock), in May 2011 (the May Common Stock Offering) (described below under May 2011 Common Stock Offering and Sale) of $2.9 billion exceeded the $2.0 billion Series G Drawdown Right, the Series G Drawdown Right was terminated and the Series G Preferred Stock was cancelled immediately thereafter.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  •
  the shares of AIG's Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series E Preferred Stock), held by the Department of the Treasury were exchanged for 924,546,133 newly issued shares of AIG Common Stock; and

  •
  the shares of the Series F Preferred Stock held by the Department of the Treasury were exchanged for (a) the SPV Preferred Interests, (b) 20,000 shares of the Series G Preferred Stock (subsequently cancelled) and (c) 167,623,733 shares of newly issued AIG Common Stock.

    The issuance of AIG Common Stock to the Department of the Treasury as described above significantly affected the determination of net income attributable to common shareholders and the weighted average shares outstanding, both of which are used to compute earnings per share. See Note 12 herein for further discussion.

    AIG entered into a registration rights agreement (the Registration Rights Agreement) with the Department of the Treasury that granted the Department of the Treasury registration rights with respect to the shares of AIG Common Stock issued at the Closing. The May Common Stock Offering was conducted in accordance with the right of AIG under the Registration Rights Agreement to complete a registered primary offering of AIG Common Stock. Current rights of the Department of the Treasury under the Registration Rights Agreement include:

  •
  the right to participate in any future registered offering of AIG Common Stock by AIG;

  •
  the right to demand no more than twice in any 12-month period that AIG effect a registered market offering of its shares;

  •
  the right to engage in at-the-market offerings; and

  •
  subject to certain exceptions, the right to approve the terms, conditions and pricing of any registered offering in which it participates until its ownership falls below 33 percent of AIG's voting securities.

    AIG has the right to raise the greater of $2 billion and the amount of the projected deficit if the AIG Board of Directors determines, after consultation with the Department of the Treasury, that due to events affecting AIG's insurance subsidiaries, AIG Parent's reasonably projected aggregate liquidity (cash and cash equivalents and commitments of credit) will fall below $8 billion within 12 months of the date of such determination.

    Until the Department of the Treasury's ownership of AIG's voting securities falls below 33 percent, the Department of the Treasury will, subject to certain exceptions, have complete control over the terms, conditions and pricing of any offering in which it participates, including any primary offering by AIG. As a result, if AIG seeks to conduct an offering of its equity securities the Department of the Treasury may decide to participate in the offering, and to prevent AIG from selling any equity securities.

Issuance of Warrants to Purchase AIG Common Stock

    On January 19, 2011, as part of the Recapitalization, AIG issued to the holders of record of AIG Common Stock as of January 13, 2011, by means of a dividend, ten-year warrants to purchase a total of 74,997,778 shares of AIG Common Stock at an exercise price of $45.00 per share. AIG retained 67,650 of these warrants for tax withholding purposes. No warrants were issued to the Trust, the Department of the Treasury or the FRBNY.

May 2011 Common Stock Offering and Sale

    On May 27, 2011, AIG and the Department of the Treasury, as the selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. Of the net proceeds AIG received from this offering, $550 million is available to fund the Consolidated 2004 Securities Litigation settlement (see Note 11 herein). As required by the Registration Rights Agreement, AIG paid the underwriting discount as well as certain expenses with respect to the

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

shares sold by the Department of the Treasury. The balance of the net proceeds will be used for general corporate purposes. As a result of the sale of AIG Common Stock in this offering, the Series G Drawdown Right was terminated, the Series G Preferred Stock was cancelled and the ownership by the Department of the Treasury was reduced from approximately 92 percent to approximately 77 percent of the AIG Common Stock outstanding after the completion of the offering.

Sales of Businesses

    On February 1, 2011, AIG completed the sale of AIG Star and AIG Edison to Prudential Financial, Inc., for $4.8 billion, consisting of $4.2 billion in cash and $0.6 billion in the assumption of third-party debt. Of the $4.2 billion in cash, AIG retained $2 billion to support the capital of Chartis, Inc. (Chartis) pursuant to an agreement with the Department of the Treasury, and caused the remaining amount to be applied to repay a portion of liquidation preference of, and accrued return on, the Department of the Treasury's AIA SPV Preferred Interests. AIG recognized a pre-tax gain of $2.0 billion on the date of the sale which is reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations.

    On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. (Nan Shan) to a Taiwan-based consortium for $2.16 billion in cash. All regulatory approvals for the sale have been received and the transaction is expected to close during the third quarter of 2011.

    See Note 4 herein for additional information on these transactions and Note 11 for discussion of indemnification provisions.

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

    In connection with the MetLife Disposition, on March 1, 2011, AIG and the ALICO SPV entered into a letter agreement with the Department of the Treasury pursuant to which AIG and the ALICO SPV received the consent of the Department of the Treasury to the MetLife Disposition. AIG completed the MetLife Disposition on March 8, 2011 for a total of $9.6 billion and used $6.6 billion of the proceeds to repay all of the liquidation preference and accrued return of the Department of the Treasury's ALICO SPV Preferred Interests and a portion of the liquidation preference and accrued return of the Department of the Treasury's AIA SPV Preferred Interests. AIG recognized a loss of $348 million in the six months ended June 30, 2011, representing the decline in the securities' value from December 31, 2010 through the date of sale due to market conditions prior to the MetLife Disposition in the first quarter of 2011. Of this amount, $191 million is reflected in Net realized capital gains (losses) and $157 million is reflected in Net investment income in the Consolidated Statement of Operations. The remaining proceeds were placed in escrow to secure indemnities provided to MetLife under the original terms of the ALICO stock purchase agreement as described in Note 11 herein.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Liquidity Assessment

    In assessing AIG's current financial flexibility and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of AIG's risks and uncertainties, including but not limited to:

  •
  the potential effect on contingent liquidity requirements from changes in bond, equity and foreign exchange markets;

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

    AIG believes that it has sufficient liquidity to meet future liquidity requirements, including reasonably foreseeable contingencies and events.

Supplementary Disclosure of Cash Flow Information

Six Months Ended June 30, (in millions)	2011	2010

Cash paid during the period for:
Interest*	$(7,081)	$(2,735)
Taxes	$(547)	$(859)
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,434	$4,061
Debt assumed on consolidation of variable interest entities	$-	$2,591
Debt assumed on acquisition	$-	$164

*
2011 includes payment of FRBNY credit facility accrued compounded interest of $4.7 billion, before the facility was terminated on January 14, 2011 in connection with the Recapitalization.

 2. Summary of Significant Accounting Policies

Recent Accounting Standards

Future Application of Accounting Standards

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring

    In April 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update that amends the guidance for a creditor's evaluation of whether a restructuring is a troubled debt restructuring and requires additional disclosures about a creditor's troubled debt restructuring activities. The new standard clarifies the existing guidance on the two criteria used by creditors to determine whether a modification or restructuring is a troubled debt restructuring: (i) whether the creditor has granted a concession and (ii) whether the debtor is experiencing financial difficulties. The new standard is effective for interim and annual periods beginning on July 1, 2011 with early adoption permitted. AIG is required to apply the guidance in the accounting standard retrospectively for all modifications and restructuring activities that have occurred since January 1, 2011. For receivables that are considered newly impaired under the guidance, AIG is required to measure the impairment of those receivables prospectively in the first period of adoption. In addition, AIG must begin providing the disclosures about troubled debt restructuring activities in the period of adoption. AIG is currently assessing the

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

effect of adoption of this new standard on its consolidated financial condition, results of operations and cash flows.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

    In October 2010, the FASB issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is also permitted.

    AIG elected not to early adopt the standard and has not yet determined whether it will adopt it prospectively or retrospectively. Upon adoption, retrospective application would result in a reduction to beginning retained earnings for the earliest period presented, while prospective application would result in higher amortization expense being recognized in the period of adoption and future periods relative to the retrospective method. The accounting standard update will result in a decrease in the amount of capitalized costs in connection with the acquisition or renewal of insurance contracts because AIG will only defer costs that are incremental and directly related to the successful acquisition of new or renewal business. AIG is currently assessing the effect of adoption of this new standard on its consolidated financial condition and results of operations.

Reconsideration of Effective Control for Repurchase Agreements

    In April 2011, the FASB issued an accounting standard update that amends the criteria used to determine effective control for repurchase agreements and other similar arrangements such as securities lending transactions. The new standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings (i.e., financings) instead of sales of the securities.

    The new standard removes from the assessment of effective control the requirement that the transferor have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The removal of this requirement makes the level of collateral received by the transferor in a repurchase agreement or similar arrangement irrelevant in determining whether the transaction should be accounted for as a sale. Consequently, more repurchase agreements, securities lending transactions and similar arrangements will be accounted for as secured borrowings.

    The guidance in the new standard must be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. Early adoption is prohibited. AIG is currently assessing the effect of adoption of this new standard on its consolidated financial condition, results of operations and cash flows.

Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS

    In May 2011, the FASB issued an accounting standard update that amends certain aspects of the fair value measurement guidance in GAAP, primarily to achieve the FASB's objective of a converged definition of fair value and substantially converged measurement and disclosure guidance with International Financial Reporting Standards (IFRS). Consequently, when the new standard becomes effective on January 1, 2012, GAAP and IFRS will be consistent, with certain exceptions including the accounting for day one gains and losses, measuring the fair value of alternative investments measured on a net asset value basis and certain disclosure requirements.

    The new standard's fair value guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recorded at fair value. While many of the amendments to GAAP are not expected to significantly affect current practice, the guidance clarifies how a principal market is determined, addresses the fair value measurement of financial instruments with

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

offsetting market or counterparty credit risks and the concept of valuation premise (i.e., in-use or in exchange) and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.

    The new standard is effective for AIG for interim and annual periods beginning on January 1, 2012. If different fair value measurements result from applying the new standard, AIG will recognize the difference in the period of adoption as a change in estimate. The new disclosure requirements must be applied prospectively. In the period of adoption, AIG will disclose any changes in valuation techniques and related inputs resulting from application of the amendments and quantify the total effect, if material. AIG is assessing the effect of the new standard on its consolidated statements of financial condition, results of operations and cash flows.

Presentation of Comprehensive Income

    In June 2011, the FASB issued an accounting standard update that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. This presentation is effective January 1, 2012 and is required to be applied retrospectively. Early adoption is permitted. Adoption of the new standard will not have a significant impact on AIG's consolidated financial statements, because AIG already uses the two-statement approach to present comprehensive income.

Accounting Standards Adopted During 2011

    AIG adopted the following accounting standards during the first six months of 2011:

Consolidation of Investments in Separate Accounts

    In April 2010, the FASB issued an accounting standard that clarifies that an insurance company should not combine any investments held in separate account interests with its interest in the same investment held in its general account when assessing the investment for consolidation. Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. The standard also provides guidance on how an insurer should consolidate an investment fund when the insurer concludes that consolidation of an investment is required and the insurer's interest is through its general account in addition to any separate accounts. The new standard became effective for AIG on January 1, 2011. The adoption of this new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

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

3. Segment Information

    AIG reports the results of its operations through three reportable segments: Chartis, SunAmerica Financial Group (SunAmerica) and Financial Services. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations and net (gains) losses on sales of divested businesses, because AIG believes this provides more meaningful information on how its operations are performing.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by reportable segment:

	Reportable Segment
						Consolidation and Eliminations
(in millions)	Chartis	SunAmerica	Financial Services	Other Operations	Total		Consolidated

Three Months Ended June 30, 2011
Total revenues	$10,214	$3,896	$1,065	$1,639	$16,814	$(138)	$16,676
Pre-tax income (loss)	828	775	(143)	317	1,777	29	1,806

Three Months Ended June 30, 2010
Total revenues	$8,904	$2,977	$1,202	$5,316	$18,399	$(85)	$18,314
Pre-tax income	1,013	88	24	264	1,389	112	1,501

Six Months Ended June 30, 2011
Total revenues	$20,091	$7,735	$2,633	$3,971	$34,430	$(318)	$34,112
Pre-tax income (loss)	412	1,715	182	(1,888)	421	5	426

Six Months Ended June 30, 2010
Total revenues	$18,085	$6,203	$2,492	$10,557	$37,337	$(468)	$36,869
Pre-tax income (loss)	2,361	415	(178)	467	3,065	77	3,142

The following table presents AIG's insurance operations by operating segment:

(in millions)	Chartis U.S.	Chartis International	Total Chartis	Domestic Life Insurance	Domestic Retirement Services	Total SunAmerica

Three Months Ended June 30, 2011
Total revenues	$5,635	$4,579	$10,214	$2,146	$1,750	$3,896
Pre-tax income	632	196	828	374	401	775

Three Months Ended June 30, 2010
Total revenues	$5,409	$3,495	$8,904	$1,978	$999	$2,977
Pre-tax income (loss)	531	482	1,013	284	(196)	88

Six Months Ended June 30, 2011
Total revenues	$11,057	$9,034	$20,091	$4,108	$3,627	$7,735
Pre-tax income (loss)	856	(444)	412	712	1,003	1,715

Six Months Ended June 30, 2010
Total revenues	$10,812	$7,273	$18,085	$3,912	$2,291	$6,203
Pre-tax income (loss)	1,261	1,100	2,361	511	(96)	415

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's Financial Services operations by operating segment:

(in millions)	Aircraft Leasing	Capital Markets	Other	Total	Consolidation and Eliminations	Total Financial Services

Three Months Ended June 30, 2011
Total revenues	$1,135	$(100)	$30	$1,065	$-	$1,065
Pre-tax income (loss)	87	(160)	(69)	(142)	(1)	(143)

Three Months Ended June 30, 2010
Total revenues	$1,171	$(63)	$122	$1,230	$(28)	$1,202
Pre-tax income (loss)	173	(145)	(3)	25	(1)	24

Six Months Ended June 30, 2011
Total revenues	$2,294	$270	$70	$2,634	$(1)	$2,633
Pre-tax income (loss)	207	117	(141)	183	(1)	182

Six Months Ended June 30, 2010
Total revenues	$2,389	$(85)	$243	$2,547	$(55)	$2,492
Pre-tax income (loss)	92	(231)	(38)	(177)	(1)	(178)

The following table presents the components of AIG's Other operations:

			Asset Management Operations
(in millions)	Parent & Other	Mortgage Guaranty	Direct Investment Book	Institutional Asset Management	Divested Businesses	Change in ML III	Consolidation and Eliminations	Total Other Operations

Three Months Ended June 30, 2011
Total revenues	$1,751	$232	$224	$78	$34	$(667)	$(13)	$1,639
Pre-tax income (loss)	848	7	112	(8)	25	(667)	-	317

Three Months Ended June 30, 2010
Total revenues	$769	$282	$287	$65	$3,639	$358	$(84)	$5,316
Pre-tax income (loss)	(1,239)	245	118	-	782	358	-	264

Six Months Ended June 30, 2011
Total revenues	$2,441	$470	$785	$161	$69	$77	$(32)	$3,971
Pre-tax income (loss)	(2,593)	14	560	7	47	77	-	(1,888)

Six Months Ended June 30, 2010
Total revenues	$1,428	$580	$335	$279	$6,994	$1,109	$(168)	$10,557
Pre-tax income (loss)	(2,337)	341	(29)	(74)	1,457	1,109	-	467

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Discontinued Operations and Held-for-Sale Classification

Discontinued Operations

AIG Star and AIG Edison Sale

    On September 30, 2010, AIG entered into a definitive agreement with Prudential Financial, Inc. for the sale of its Japan-based insurance subsidiaries, AIG Star and AIG Edison, for total consideration of $4.8 billion, including the assumption of certain outstanding debt totaling $0.6 billion owed by AIG Star and AIG Edison. The transaction closed on February 1, 2011 and AIG recognized a pre-tax gain of $2.0 billion on the sale which is reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations. AIG has no continuing significant involvement with or significant continuing cash flows from AIG Star and AIG Edison. In connection with the sale, AIG recorded a goodwill impairment charge of $1.3 billion in the third quarter of 2010.

Nan Shan Sale Agreement

    On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan for $2.16 billion in cash to a Taiwan-based consortium. All regulatory approvals for the sale have been received. The transaction met the criteria for held for sale accounting and discontinued operations classification, because AIG has no significant continuing involvement with or significant continuing cash flows from Nan Shan. The sale is expected to close during the third quarter of 2011.

    Nan Shan, AIG Star and AIG Edison previously were components of the Foreign Life Insurance & Retirement Services reportable segment. Results from discontinued operations for the six months ended June 30, 2011 and 2010 include the results of Nan Shan and results of AIG Star and AIG Edison through the date of disposition. Results from discontinued operations for the six months ended June 30, 2010 also include the results of ALICO and American General Finance, Inc. (AGF), which were sold during 2010. See Note 4 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for discussion of these sales and Note 11 herein for a discussion of guarantees and indemnifications associated with sales of businesses.

The following table summarizes income (loss) from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Revenues:
Premiums	$1,548	$4,892	$4,097	$9,922
Net investment income	497	1,762	1,209	3,654
Net realized capital gains (losses)	595	(276)	964	(427)
Other income	-	468	5	1,018

Total revenues	2,640	6,846	6,275	14,167

Benefits, claims and expenses	2,028	9,659	5,122	16,292
Interest expense allocation	-	19	2	38

Income (loss) from discontinued operations	612	(2,832)	1,151	(2,163)

Gain (loss) on sales	(692)	(294)	902	(401)

Income (loss) from discontinued operations, before tax expense (benefit)	(80)	(3,126)	2,053	(2,564)

Income tax expense (benefit)	(43)	(515)	437	(296)

Income (loss) from discontinued operations, net of income tax	$(37)	$(2,611)	$1,616	$(2,268)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Held-for-Sale Classification

    The aggregate held-for-sale assets and liabilities are presented separately as single line items in the asset and liability sections of the Consolidated Balance Sheet at June 30, 2011 for Nan Shan and December 31, 2010 for Nan Shan, AIG Star and AIG Edison.

The following table summarizes assets and liabilities held for sale:

(in millions)	June 30, 2011	December 31, 2010

Assets:
Fixed maturity securities	$45,302	$77,905
Equity securities	2,654	4,488
Mortgage and other loans receivable, net	4,265	5,584
Other invested assets	2,484	4,167
Short-term investments	692	3,670
Deferred policy acquisition costs and Other assets	2,114	7,639
Separate account assets	4,077	3,745

Assets of businesses held for sale	61,588	107,198

Flight equipment*	5	255

Total assets held for sale	$61,593	$107,453

Liabilities:
Future policy benefits for life and accident and health insurance contracts	$48,930	$61,767
Policyholder contract deposits	1,322	26,847
Other liabilities	2,821	4,428
Other long-term debt	-	525
Separate account liabilities	4,077	3,745

Total liabilities held for sale	$57,150	$97,312

*
Represents one and nine aircraft that remain to be sold under agreements for sale by ILFC as of June 30, 2011 and December 31, 2010, respectively.

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

    In March 2011, Chartis completed the acquisition of approximately 305 million shares of Fuji tendered in response to a public offer at an offer price of 146 Yen per share ($1.76 per share) for a purchase price of $538 million. As of June 30, 2011, Chartis owned 98.4 percent of Fuji's outstanding voting shares.

    The 2011 purchase was accounted for as an equity transaction because AIG previously consolidated Fuji due to its controlling interest. Accordingly, the difference between the fair value of the consideration paid of $538 million and the carrying value of the noncontrolling interest acquired of $469 million was recognized as a reduction of AIG's equity. There was no gain or loss recorded in the Consolidated Statement of Operations.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 6. Fair Value Measurements

Fair Value Measurements on a Recurring Basis

    AIG measures the following financial instruments at fair value on a recurring basis:

  •
  trading and available for sale securities portfolios;

  •
  certain mortgage and other loans receivable;

  •
  derivative assets and liabilities (including bifurcated embedded derivatives);

  •
  non-traded equity investments and certain private limited partnerships and certain hedge funds included in Other invested assets;

  •
  the Maiden Lane Interests and the equity interest in AIA, all of which are accounted for under the fair value option;

  •
  certain short-term investments;

  •
  certain securities purchased under agreements to resell included in Short-term investments;

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

    The degree of judgment used in measuring the fair value of financial instruments generally inversely correlates with the level of observable valuation inputs. AIG maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Conversely, financial instruments for which no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment. Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction, liquidity and general market conditions.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    actively traded listed common stocks and futures and options contracts, most separate account assets and most mutual funds.

  •
  Level 2:  Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government and agency securities, most investment-grade and high-yield corporate bonds, certain residential mortgage-backed securities (RMBS), certain commercial mortgage-backed securities (CMBS) and certain collateralized loan obligations/asset backed securities (CLO/ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, certain securities purchased (sold) under agreements to resell (repurchase), certain mutual fund and hedge fund investments, certain interest rate, currency and commodity derivative contracts, guaranteed investment agreements (GIAs) for the Direct Investment book, other long-term debt and physical commodities.

  •
  Level 3:  Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability. Therefore, AIG must make certain assumptions as to the inputs a hypothetical market participant would use to value that asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain RMBS, CMBS and collateralized debt obligations/asset backed securities (CDO/ABS), corporate debt, certain municipal and sovereign debt, certain derivative contracts (including Capital Markets super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG's non-financial instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

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

Valuation Methodologies

Incorporation of Credit Risk in Fair Value Measurements

  •
  AIG's Own Credit Risk.    Fair value measurements for certain Direct Investment book debt, GIAs, structured note liabilities and freestanding derivatives, as well as Capital Markets derivatives, incorporate AIG's own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG CDS or cash bond spreads. A derivative counterparty's net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with AIG, as well as collateral posted by AIG with the counterparty at the balance sheet date.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  •
  Counterparty Credit Risk.    Fair value measurements for freestanding derivatives incorporate counterparty credit by determining the explicit cost for AIG to protect against its net credit exposure to each counterparty at the balance sheet date by reference to observable counterparty CDS spreads, when available. When not available, other directly or indirectly observable credit spreads will be used to derive the best estimates of the counterparty spreads. AIG's net credit exposure to a counterparty is determined based on master netting agreements, which take into consideration all derivative positions with the counterparty, as well as collateral posted by the counterparty at the balance sheet date.

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

    Management is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions. AIG employs independent third-party valuation service providers to gather, analyze, and interpret market information and derive fair value estimates based upon relevant methodologies and assumptions for individual instruments. When AIG's valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a price quote, which is generally non-binding, or by employing widely accepted valuation models.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Fixed Maturity Securities issued by Corporate Entities

    For most debt securities issued by corporate entities, AIG obtains fair value information from independent third-party valuation service providers. For certain corporate debt securities, AIG obtains fair value information from brokers. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and non-transferability, and such adjustments generally are based on available market evidence. In the absence of such evidence, management's best estimate is used.

RMBS, CMBS, CDOs and other ABS

    Independent third-party valuation service providers also provide fair value information for the majority of AIG investments in RMBS, CMBS, CDOs and other ABS. Where pricing is not available from valuation service providers, AIG obtains fair value information from brokers. Broker prices may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to structured securities, including ratings, collateral types, geographic concentrations, underlying loan vintages, loan delinquencies, and weighted average coupons and maturities. Broker prices may also be based on a market approach that considers recent transactions involving identical or similar securities. When the volume or level of market activity for an investment in RMBS, CMBS, CDOs or other ABS is limited, certain inputs used to determine fair value may not be observable in the market.

Maiden Lane II and Maiden Lane III

    At their inception, AIG's interests in ML II and ML III were valued and recorded at the transaction prices of $1 billion and $5 billion, respectively.

    Subsequently, AIG's interest in ML III has been valued using a discounted cash flow methodology that (1) uses the estimated future cash flows and the fair value of the ML III assets, (2) allocates the estimated future cash flows according to the ML III waterfall, and (3) calibrates the discount rate to the estimated asset values of

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ML III assets commensurate with AIG's interest in the capital structure. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

    The fair value methodology used since inception and prior to March 31, 2011 for AIG's interest in ML II had used the same discounted cash flow methodology as for ML III. As a result of the announcement on March 31, 2011 by the FRBNY of its plan to begin selling the assets in the ML II portfolio over time through a competitive sales process, AIG modified its methodology for estimating the fair value of its interest in ML II to incorporate the assumption of a current liquidation, which (1) uses the estimated fair value of the ML II assets and (2) allocates the estimated asset fair value according to the ML II waterfall.

    AIG does not believe a change in the fair value methodology used for its interest in ML III is appropriate at this time based on current available information. Other methodologies employed or assumptions made in determining fair value for these investments could result in amounts that differ significantly from the amounts reported.

    Adjustments to the fair value of AIG's interest in ML II are recorded in the Consolidated Statement of Operations in Net investment income for SunAmerica's domestic life insurance companies. Adjustments to the fair value of AIG's interest in ML III are recorded in the Consolidated Statement of Operations in Net investment income for AIG's Other operations.

    As of June 30, 2011, AIG expects to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, on the Maiden Lane Interests after repayment of the first priority obligations owed to the FRBNY. AIG's fair value methodology considers the capital structure of the collateral securities and their expected credit losses from the underlying asset pools. The fair value of AIG's interest in ML II is most affected by the liquidation proceeds realized by the FRBNY from the sale of the collateral securities. A 10 percent change in the liquidation proceeds realized by the FRBNY would result in a change of approximately $170 million in the fair value of the ML II interest. The fair value of AIG's interest in ML III is most affected by changes in the discount rates and changes in the estimated future collateral cash flows used in the valuation model. Changes in estimated future cash flows for ML III would primarily be the result of changes in expectations of defaults, recoveries and prepayments on underlying loans.

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

Six Months Ended June 30, 2011 (in millions)	Maiden Lane III Fair Value Change

Discount Rates:
200 basis point increase	$(632)
200 basis point decrease	717
400 basis point increase	(1,192)
400 basis point decrease	1,533

Estimated Future Cash Flows:
10% increase	790
10% decrease	(805)
20% increase	1,564
20% decrease	(1,619)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    If the FRBNY were to similarly announce a plan to liquidate the assets of ML III at their estimated fair values, the impact of the change in AIG's assumptions would be an increase in the fair value of AIG's interest in ML III by approximately $513 million at June 30, 2011.

    AIG believes that the ranges of discount rates used in these analyses are reasonable on the basis of implied spread volatilities of similar collateral securities. The ranges of estimated future cash flows were determined on the basis of variability in estimated future cash flows implied by cumulative loss estimates. Because of these factors, the fair values of the Maiden Lane Interests are likely to vary, perhaps materially, from the amounts estimated.

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

Short-term Investments

    For short-term investments that are measured at fair value, AIG obtains fair value information from independent third-party valuation service providers. The determination of fair value for these instruments is consistent with the process for fixed maturity securities, as discussed above.

Securities Purchased Under Agreements to Resell

    AIG also reports securities purchased under agreements to resell in Short-term investments in the Consolidated Balance Sheet. AIG estimates the fair value of those receivables arising from securities purchased under agreements to resell that are measured at fair value using dealer price quotes, discounted cash flow analyses

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and/or internal valuation models. This methodology considers such factors as the coupon rate, yield curves, prepayment rates and other relevant factors.

Mortgage and Other Loans Receivable

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

    Regulatory capital portfolio:  In the case of credit default swaps written to facilitate regulatory capital relief, AIG estimates the fair value of these derivatives by considering observable market transactions. The transactions with the most observability are the early terminations of these transactions by counterparties. AIG continues to reassess the expected maturity of the portfolio. AIGFP has not been required to make any payments as part of terminations of super senior regulatory capital CDSs initiated by counterparties. However, during the second quarter of 2011, AIGFP terminated mezzanine tranches related to certain terminated super senior regulatory capital trades and made payments which approximated their fair values at the time of termination. The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the capital regulations promulgated by the Basel Committee on Banking Supervision, known as Basel I. In December 2010, the Basel Committee on Banking Supervision finalized a new framework for international capital and liquidity standards known as Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties and thus may impact the period of time that such counterparties are expected to hold the positions. In assessing the fair value of the regulatory capital CDS transactions, AIG also considers other market data to the extent relevant and available. For further discussion, see Note 10 herein.

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

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 62.5 percent of the underlying securities used in the valuation at June 30, 2011. When a price for an individual security is not provided by a CDO collateral manager, AIG derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

    Corporate debt/Collateralized loan obligation (CLO) portfolios: In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIG uses a mathematical model that produces results that are closely aligned with prices received from third parties. This methodology is widely used by other market participants and uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices as inputs. One transaction, representing two percent of the total notional amount of the corporate debt transactions, is valued using third party quotations given its unique attributes.

    AIG estimates the fair value of its obligations resulting from credit default swaps written on CLOs to be equivalent to the par value less the current market value of the referenced obligation. Accordingly, the value is determined by obtaining third-party quotations on the underlying super senior tranches referenced under the credit default swap contract.

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

Other Long-Term Debt

    When fair value accounting has been elected, the fair value of non-structured liabilities is generally determined by using market prices from exchange or dealer markets, when available, or discounting expected cash flows using the appropriate discount rate for the applicable maturity. Such instruments are generally classified in Level 2 of the fair value hierarchy as substantially all inputs are readily observable. AIG determines the fair value of structured liabilities and hybrid financial instruments (where performance is linked to structured interest rates, inflation or currency risks) using the appropriate derivative valuation methodology (described above) given the nature of the embedded risk profile. Such instruments are classified in Level 2 or Level 3 depending on the observability of significant inputs to the model. In addition, adjustments are made to the valuations of both non-structured and structured liabilities to reflect AIG's own creditworthiness based on observable credit spreads of AIG.

Other Liabilities

    Other liabilities measured at fair value include securities sold under agreements to repurchase and securities and spot commodities sold but not yet purchased. For liabilities arising from securities sold under agreements to repurchase, AIG estimates the fair value by using dealer quotations, discounted cash flow analyses and/or internal valuation models. This methodology considers such factors as the coupon rate, yield curves, prepayment rates and other relevant factors. Fair values for securities sold but not yet purchased are based on current market prices. Fair values of spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

June 30, 2011 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$1,125	$7,352	$-	$-	$-	$8,477
Obligations of states, municipalities and Political subdivisions	1	38,536	800	-	-	39,337
Non-U.S. governments	774	17,076	5	-	-	17,855
Corporate debt	27	136,286	1,844	-	-	138,157
RMBS	-	20,718	10,692	-	-	31,410
CMBS	-	3,502	4,228	-	-	7,730
CDO/ABS	-	2,469	3,925	-	-	6,394

Total bonds available for sale	1,927	225,939	21,494	-	-	249,360

Bond trading securities:
U.S. government and government sponsored entities	181	6,856	-	-	-	7,037
Obligations of states, municipalities and Political subdivisions	-	296	-	-	-	296
Non-U.S. governments	-	339	-	-	-	339
Corporate debt	-	997	9	-	-	1,006
RMBS	-	1,657	170	-	-	1,827
CMBS	-	1,726	483	-	-	2,209
CDO/ABS	-	4,751	9,503	-	-	14,254

Total bond trading securities	181	16,622	10,165	-	-	26,968

Equity securities available for sale:
Common stock	3,861	6	59	-	-	3,926
Preferred stock	-	61	64	-	-	125
Mutual funds	67	10	-	-	-	77

Total equity securities available for sale	3,928	77	123	-	-	4,128

Equity securities trading	43	120	1	-	-	164
Mortgage and other loans receivable	-	115	-	-	-	115
Other invested assets(c)	14,064	1,814	7,045	-	-	22,923
Derivative assets:
Interest rate contracts	1	6,811	1,008	-	-	7,820
Foreign exchange contracts	-	117	4	-	-	121
Equity contracts	51	162	62	-	-	275
Commodity contracts	-	65	5	-	-	70
Credit contracts	-	1	116	-	-	117
Other contracts	11	596	320	-	-	927
Counterparty netting and cash collateral	-	-	-	(2,808)	(1,883)	(4,691)

Total derivative assets	63	7,752	1,515	(2,808)	(1,883)	4,639

Short-term investments(d)	2,903	8,466	-	-	-	11,369
Separate account assets	53,164	2,940	-	-	-	56,104

Total	$76,273	$263,845	$40,343	$(2,808)	$(1,883)	$375,770

Liabilities:
Policyholder contract deposits	$-	$-	$406	$-	$-	$406
Derivative liabilities:
Interest rate contracts	-	5,992	254	-	-	6,246
Foreign exchange contracts	-	233	-	-	-	233
Equity contracts	-	205	28	-	-	233
Commodity contracts	-	65	-	-	-	65
Credit contracts(e)	-	2	3,448	-	-	3,450
Other contracts	-	81	389	-	-	470
Counterparty netting and cash collateral	-	-	-	(2,808)	(2,542)	(5,350)

Total derivative liabilities	-	6,578	4,119	(2,808)	(2,542)	5,347

Other long-term debt	-	10,292	958	-	-	11,250
Other liabilities(f)	110	1,595	-	-	-	1,705

Total	$110	$18,465	$5,483	$(2,808)	$(2,542)	$18,708

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$142	$7,208	$-	$-	$-	$7,350
Obligations of states, municipalities and Political subdivisions	4	46,007	609	-	-	46,620
Non-U.S. governments	719	14,620	5	-	-	15,344
Corporate debt	8	124,088	2,262	-	-	126,358
RMBS	-	13,441	6,367	-	-	19,808
CMBS	-	2,807	3,604	-	-	6,411
CDO/ABS	-	2,170	4,241	-	-	6,411

Total bonds available for sale	873	210,341	17,088	-	-	228,302

Bond trading securities:
U.S. government and government sponsored entities	339	6,563	-	-	-	6,902
Obligations of states, municipalities and Political subdivisions	-	316	-	-	-	316
Non-U.S. governments	-	125	-	-	-	125
Corporate debt	-	912	-	-	-	912
RMBS	-	1,837	91	-	-	1,928
CMBS	-	1,572	506	-	-	2,078
CDO/ABS	-	4,490	9,431	-	-	13,921

Total bond trading securities	339	15,815	10,028	-	-	26,182

Equity securities available for sale:
Common stock	3,577	61	61	-	-	3,699
Preferred stock	-	423	64	-	-	487
Mutual funds	316	79	-	-	-	395

Total equity securities available for sale	3,893	563	125	-	-	4,581

Equity securities trading	6,545	106	1	-	-	6,652
Mortgage and other loans receivable	-	143	-	-	-	143
Other invested assets(c)	12,281	1,661	7,414	-	-	21,356
Derivative assets:
Interest rate contracts	1	13,146	1,057	-	-	14,204
Foreign exchange contracts	14	172	16	-	-	202
Equity contracts	61	233	65	-	-	359
Commodity contracts	-	69	23	-	-	92
Credit contracts	-	2	377	-	-	379
Other contracts	8	923	144	-	-	1,075
Counterparty netting and cash collateral	-	-	-	(6,298)	(4,096)	(10,394)

Total derivative assets	84	14,545	1,682	(6,298)	(4,096)	5,917

Short-term investments(d)	5,401	18,459	-	-	-	23,860
Separate account assets	51,607	2,825	-	-	-	54,432
Other assets	-	14	-	-	-	14

Total	$81,023	$264,472	$36,338	$(6,298)	$(4,096)	$371,439

Liabilities:
Policyholder contract deposits	$-	$-	$445	$-	$-	$445
Derivative liabilities:
Interest rate contracts	-	9,387	325	-	-	9,712
Foreign exchange contracts	14	324	-	-	-	338
Equity contracts	-	286	43	-	-	329
Commodity contracts	-	68	-	-	-	68
Credit contracts(e)	-	5	4,175	-	-	4,180
Other contracts	-	52	256	-	-	308
Counterparty netting and cash collateral	-	-	-	(6,298)	(2,902)	(9,200)

Total derivative liabilities	14	10,122	4,799	(6,298)	(2,902)	5,735

Other long-term debt	-	11,161	982	-	-	12,143
Other liabilities(f)	391	2,228	-	-	-	2,619

Total	$405	$23,511	$6,226	$(6,298)	$(2,902)	$20,942

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.
(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $2.0 billion and $83 million, respectively, at June 30, 2011 and $1.4 billion and $109 million, respectively, at December 31, 2010.
(c)
Included in Level 1 are $13.7 billion and $11.1 billion at June 30, 2011 and December 31, 2010, respectively, of AIA shares publicly traded on the Hong Kong Stock Exchange. Approximately 4 percent and 5 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at June 30, 2011 and December 31, 2010, respectively. AIG's ownership in these funds represented 59.5 percent, or $0.9 billion, of Level 3 assets at June 30, 2011 and 68.6 percent, or $1.3 billion, of Level 3 assets at December 31, 2010.
(d)
Included in Level 2 is the fair value of $0.8 billion and $1.6 billion at June 30, 2011 and December 31, 2010, respectively, of securities purchased under agreements to resell.
(e)
Included in Level 3 is the fair value derivative liability of $3.3 billion and $3.7 billion at June 30, 2011 and December 31, 2010, respectively, on the Capital Markets super senior credit default swap portfolio.
(f)
Included in Level 2 is the fair value of $1.4 billion, $172 million and $7 million at June 30, 2011 of securities sold under agreements to repurchase, securities and spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, respectively. Included in Level 2 is the fair value of $2.1 billion, $94 million and $15 million at December 31, 2010 of securities sold under agreements to repurchase, securities and spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, respectively.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Transfers of Level 1 and Level 2 Assets and Liabilities

    AIG's policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. During the six-month period ended June 30, 2011, AIG transferred certain assets from Level 1 to Level 2, including approximately $138 million of investments in securities issued by foreign governments. AIG had no significant transfers from Level 1 to Level 2 during the three-month period ended June 30, 2011. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. AIG had no significant transfers from Level 2 to Level 1 during the six-month period ended June 30, 2011.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and six-month periods ended June 30, 2011 and 2010 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations during those periods related to the Level 3 assets and liabilities that remained in the Consolidated Balance Sheet at June 30, 2011 and 2010:

(in millions)	Fair value Beginning of Period(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended June 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$702	$(1)	$23	$62	$17	$(3)	$800	$-
Non-U.S. governments	5	-	-	-	-	-	5	-
Corporate debt	1,235	-	15	305	307	(18)	1,844	-
RMBS	6,868	79	(165)	3,905	11	(6)	10,692	-
CMBS	4,316	(7)	(109)	-	28	-	4,228	-
CDO/ABS	3,857	12	74	(382)	374	(10)	3,925	-

Total bonds available for sale	16,983	83	(162)	3,890	737	(37)	21,494	-

Bond trading securities:
Corporate debt	18	-	-	(9)	-	-	9	-
RMBS	99	(2)	(7)	80	-	-	170	(5)
CMBS	523	28	3	(18)	80	(133)	483	29
CDO/ABS	10,461	(877)	4	(85)	-	-	9,503	(881	)(a)

Total bond trading securities	11,101	(851)	-	(32)	80	(133)	10,165	(857)

Equity securities available for sale:
Common stock	63	3	6	(12)	2	(3)	59	-
Preferred stock	63	(1)	1	(1)	2	-	64	-

Total equity securities available for sale	126	2	7	(13)	4	(3)	123	-

Equity securities trading	1	1	-	(1)	-	-	1	1
Other invested assets	7,070	(17)	126	(161)	45	(18)	7,045	321

Total	$35,281	$(782)	$(29)	$3,683	$866	$(191)	$38,828	$(535)

Liabilities:
Policyholder contract deposits	$(369)	$(33)	$-	$(4)	$-	$-	$(406)	$30
Derivative liabilities, net:
Interest rate contracts	619	138	-	(3)	-	-	754	(29)
Foreign exchange contracts	16	(12)	-	-	-	-	4	1
Equity contracts	34	-	-	-	(7)	7	34	-
Commodity contracts	15	(1)	-	(9)	-	-	5	(2)
Credit contracts	(3,420)	94	-	(6)	-	-	(3,332)	92
Other contracts	(6)	(27)	(51)	(10)	32	(7)	(69)	4

Total derivative liabilities, net	(2,742)	192	(51)	(28)	25	-	(2,604)	66

Other long-term debt	(996)	(157)	-	195	-	-	(958)	(156)

Total	$(4,107)	$2	$(51)	$163	$25	$-	$(3,968)	$(60)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Six Months Ended June 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$609	$(1)	$27	$174	$17	$(26)	$800	$-
Non-U.S. governments	5	-	-	-	-	-	5	-
Corporate debt	2,262	(3)	22	272	533	(1,242)	1,844	-
RMBS	6,367	(2)	368	3,943	22	(6)	10,692	-
CMBS	3,604	(34)	555	72	53	(22)	4,228	-
CDO/ABS	4,241	32	312	(837)	446	(269)	3,925	-

Total bonds available for sale	17,088	(8)	1,284	3,624	1,071	(1,565)	21,494	-

Bond trading securities:
Corporate debt	-	-	-	(9)	18	-	9	-
RMBS	91	-	(7)	86	-	-	170	(3)
CMBS	506	66	3	(76)	161	(177)	483	68
CDO/ABS	9,431	153	9	(90)	-	-	9,503	146 (a)

Total bond trading securities	10,028	219	5	(89)	179	(177)	10,165	211

Equity securities available for sale:
Common stock	61	18	4	(27)	8	(5)	59	-
Preferred stock	64	(3)	1	-	2	-	64	-

Total equity securities available for sale	125	15	5	(27)	10	(5)	123	-

Equity securities trading	1	1	-	(1)	-	-	1	1
Other invested assets	7,414	36	469	(511)	45	(408)	7,045	129

Total	$34,656	$263	$1,763	$2,996	$1,305	$(2,155)	$38,828	$341

Liabilities:
Policyholder contract deposits	$(445)	$46	$-	$(7)	$-	$-	$(406)	$(63)
Derivative liabilities, net:
Interest rate contracts	732	22	-	-	-	-	754	(54)
Foreign exchange contracts	16	(12)	-	-	-	-	4	1
Equity contracts	22	(7)	-	38	(7)	(12)	34	(7)
Commodity contracts	23	2	-	(20)	-	-	5	-
Credit contracts	(3,798)	476	-	(10)	-	-	(3,332)	473
Other contracts	(112)	(23)	(26)	40	32	20	(69)	(66)

Total derivative liabilities, net	(3,117)	458	(26)	48	25	8	(2,604)	347

Other long-term debt	(982)	(211)	-	256	(21)	-	(958)	(198)

Total	$(4,544)	$293	$(26)	$297	$4	$8	$(3,968)	$86

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Net Transfers	Activity of Discontinued Operations	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended June 30, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$948	$(7)	$(6)	$49	$101	$1	$1,086	$-
Non-U.S. governments	5	-	-	24	5	8	42	-
Corporate debt	3,917	9	16	(126)	(853)	204	3,167	-
RMBS	6,832	(122)	550	(164)	19	(1)	7,114	-
CMBS	4,396	(264)	437	(63)	(5)	75	4,576	-
CDO/ABS	4,576	53	19	(148)	75	262	4,837	-

Total bonds available for sale	20,674	(331)	1,016	(428)	(658)	549	20,822	-

Bond trading securities:
U.S. government and government sponsored entities	-	-	-	-	-	-	-	-
Non-U.S. governments	2	-	-	(1)	6	-	7	-
Corporate debt	7	(11)	(2)	(2)	-	109	101	(5)
RMBS	5	1	2	-	-	-	8	1
CMBS	294	20	-	(88)	-	-	226	29
CDO/ABS	7,895	673	-	(49)	3	-	8,522	708 (a)

Total bond trading securities	8,203	683	-	(140)	9	109	8,864	733

Equity securities available for sale:
Common stock	36	2	(4)	(6)	3	2	33	-
Preferred stock	52	4	2	(1)	-	-	57	-
Mutual funds	-	(5)	(1)	8	7	6	15	-

Total equity securities available for sale	88	1	(3)	1	10	8	105	-

Equity securities trading	1	-	-	-	-	-	1	-
Other invested assets	5,853	113	93	5	429	287	6,780	(123)
Other assets	-	-	-	-	-	-	-	-
Separate account assets	-	-	-	-	1	-	1	-

Total	$34,819	$466	$1,106	$(562)	$(209)	$953	$36,573	$610

Liabilities:
Policyholder contract deposits	$(641)	$(820)	$-	$(129)	$-	$(2,920)	$(4,510)	$869
Derivative liabilities, net:
Interest rate contracts	(1,286)	435	(1)	99	904	-	151	173
Foreign exchange contracts	29	1	-	(3)	-	(3)	24	(13)
Equity contracts	55	(53)	-	(31)	29	-	-	5
Commodity contracts	20	(3)	-	-	-	-	17	6
Credit contracts	(4,910)	162	-	166	(1)	-	(4,583)	(650)
Other contracts	(130)	(7)	-	16	15	(1)	(107)	(26)

Total derivatives liabilities, net	(6,222)	535	(1)	247	947	(4)	(4,498)	(505)

Other long-term debt	(1,123)	73	-	67	29	-	(954)	(74)

Total	$(7,986)	$(212)	$(1)	$185	$976	$(2,924)	$(9,962)	$290

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Net Transfers	Activity of Discontinued Operations	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Six Months Ended June 30, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$613	$(21)	$(13)	$158	$349	$-	$1,086	$-
Non-U.S. governments	753	-	-	24	5	(740)	42	-
Corporate debt	4,791	(10)	102	(235)	(1,388)	(93)	3,167	-
RMBS	6,654	(241)	992	(306)	50	(35)	7,114	-
CMBS	4,939	(582)	1,075	(154)	447	(1,149)	4,576	-
CDO/ABS	4,724	74	275	(160)	106	(182)	4,837	-

Total bonds available for sale	22,474	(780)	2,431	(673)	(431)	(2,199)	20,822	-

Bond trading securities:
U.S. government and government sponsored entities	16	-	-	-	-	(16)	-	-
Non-U.S. governments	56	-	-	(51)	8	(6)	7	-
Corporate debt	121	(16)	-	(2)	-	(2)	101	(10)
RMBS	4	2	2	-	-	-	8	2
CMBS	325	60	-	(95)	34	(98)	226	130
CDO/ABS	6,865	1,790	-	(136)	3	-	8,522	2,008 (a)

Total bond trading securities	7,387	1,836	2	(284)	45	(122)	8,864	2,130

Equity securities available for sale:
Common stock	35	-	1	(5)	3	(1)	33	-
Preferred stock	54	(1)	4	(1)	1	-	57	-
Mutual funds	6	(5)	(1)	8	7	-	15	-

Total equity securities available for sale	95	(6)	4	2	11	(1)	105	-

Equity securities trading	8	-	-	-	-	(7)	1	-
Other invested assets	6,910	(15)	380	(924)	331	98	6,780	(149)
Other assets	270	-	-	(270)	-	-	-	-
Separate account assets	1	-	-	-	1	(1)	1	-

Total	$37,145	$1,035	$2,817	$(2,149)	$(43)	$(2,232)	$36,573	$1,981

Liabilities:
Policyholder contract deposits	$(5,214)	$(624)	$-	$(268)	$-	$1,596	$(4,510)	$684
Derivative liabilities, net:
Interest rate contracts	(1,469)	533	(1)	195	893	-	151	6
Foreign exchange contracts	29	-	(1)	(3)	-	(1)	24	(10)
Equity contracts	74	(63)	-	(31)	20	-	-	(1)
Commodity contracts	22	(5)	-	-	-	-	17	4
Credit contracts	(4,545)	326	-	(363)	(1)	-	(4,583)	(485)
Other contracts	(176)	34	-	13	15	7	(107)	(29)

Total derivatives liabilities, net	(6,065)	825	(2)	(189)	927	6	(4,498)	(515)

Other long-term debt	(881)	(62)	-	622	(633)	-	(954)	62

Total	$(12,160)	$139	$(2)	$165	$294	$1,602	$(9,962)	$231

(a)
In 2011, AIG made revisions to the presentation to include income from ML III. The prior periods have been revised to conform to the current period presentation.

(b)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Operations as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Policyholder Benefits and Claims Incurred	Total

Three Months Ended June 30, 2011
Bonds available for sale	$159	$(80)	$4	$-	$83
Bond trading securities	(496)	-	(355)	-	(851)
Equity securities available for sale	-	2	-	-	2
Equity securities trading	1	-	-	-	1
Other invested assets	(2)	(37)	22	-	(17)
Policyholder contract deposits	-	(33)	-	-	(33)
Derivative liabilities, net	1	7	184	-	192
Other long-term debt	-	-	(157)	-	(157)

Three Months Ended June 30, 2010
Bonds available for sale	$85	$(417)	$1	$-	$(331)
Bond trading securities	460	-	223	-	683
Equity securities available for sale	-	1	-	-	1
Other invested assets	192	(50)	(29)	-	113
Policyholder contract deposits	-	(830)	40	(30)	(820)
Derivative liabilities, net	-	-	535	-	535
Other long-term debt	-	-	73	-	73

Six Months Ended June 30, 2011
Bonds available for sale	$240	$(256)	$8	$-	$(8)
Bond trading securities	505	-	(286)	-	219
Equity securities available for sale	-	15	-	-	15
Equity securities trading	1	-	-	-	1
Other invested assets	44	(52)	44	-	36
Policyholder contract deposits	-	46	-	-	46
Derivative liabilities, net	1	(47)	504	-	458
Other long-term debt	-	-	(211)	-	(211)

Six Months Ended June 30, 2010
Bonds available for sale	$152	$(941)	$9	$-	$(780)
Bond trading securities	1,357	-	479	-	1,836
Equity securities available for sale	-	(6)	-	-	(6)
Other invested assets	248	(248)	(15)	-	(15)
Policyholder contract deposits	-	(697)	40	33	(624)
Derivative liabilities, net	-	-	825	-	825
Other long-term debt	-	-	(62)	-	(62)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issuances and Settlements, Net*

Three Months Ended June 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$63	$-	$(1)	$62
Non-U.S. governments	1	(1)	-	-
Corporate debt	412	19	(126)	305
RMBS	4,307	(9)	(393)	3,905
CMBS	99	(20)	(79)	-
CDO/ABS	196	-	(578)	(382)

Total bonds available for sale	5,078	(11)	(1,177)	3,890

Bond trading securities:
Corporate debt	-	-	(9)	(9)
RMBS	103	-	(23)	80
CMBS	60	(49)	(29)	(18)
CDO/ABS	141	(126)	(100)	(85)

Total bond trading securities	304	(175)	(161)	(32)

Equity securities available for sale:
Common stock	-	(8)	(4)	(12)
Preferred stock	-	-	(1)	(1)

Total equity securities available for sale	-	(8)	(5)	(13)

Equity securities trading	-	-	(1)	(1)
Other invested assets	236	(146)	(251)	(161)

Total assets	$5,618	$(340)	$(1,595)	$3,683

Liabilities:
Policyholder contract deposits	$-	$(10)	$6	$(4)
Derivative liabilities, net:
Interest rate contracts	-	-	(3)	(3)
Equity contracts	-	-	-	-
Commodity contracts	-	-	(9)	(9)
Credit contracts	-	-	(6)	(6)
Other contracts	-	-	(10)	(10)

Total derivative liabilities, net	-	-	(28)	(28)

Other long-term debt	-	-	195	195

Total liabilities	$-	$(10)	$173	$163

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issuances and Settlements, Net*

Six Months Ended June 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$176	$-	$(2)	$174
Non-U.S. governments	1	(1)	-	-
Corporate debt	420	-	(148)	272
RMBS	4,624	(22)	(659)	3,943
CMBS	241	(20)	(149)	72
CDO/ABS	261	-	(1,098)	(837)

Total bonds available for sale	5,723	(43)	(2,056)	3,624

Bond trading securities:
Corporate debt	-	-	(9)	(9)
RMBS	103	-	(17)	86
CMBS	60	(54)	(82)	(76)
CDO/ABS	144	(126)	(108)	(90)

Total bond trading securities	307	(180)	(216)	(89)

Equity securities available for sale:
Common stock	-	(23)	(4)	(27)
Preferred stock	-	-	-	-

Total equity securities available for sale	-	(23)	(4)	(27)

Equity securities trading	-	-	(1)	(1)
Other invested assets	350	(158)	(703)	(511)

Total assets	$6,380	$(404)	$(2,980)	$2,996

Liabilities:
Policyholder contract deposits	$-	$(19)	$12	$(7)
Derivative liabilities, net:
Interest rate contracts	-	-	-	-
Equity contracts	39	-	(1)	38
Commodity contracts	-	-	(20)	(20)
Credit contracts	-	-	(10)	(10)
Other contracts	-	-	40	40

Total derivative liabilities, net	39	-	9	48

Other long-term debt	-	-	256	256

Total liabilities	$39	$(19)	$277	$297

*
There were no issuances during the three- and six-month periods ended June 30, 2011.

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2011 and 2010 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

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

    AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $6 million and $31 million of net gains related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2011, respectively, and includes $7 million and $12 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2011, respectively.

Transfers of Level 3 Assets

    During the three- and six-month periods ended June 30, 2011, transfers into Level 3 included certain CMBS and ABS, as well as private placement corporate debt. The transfers into Level 3 related to investments in certain CMBS were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. Transfers into Level 3 for private placement corporate debt and certain ABS were primarily the result of AIG adjusting matrix pricing information downward to better reflect the additional risk premium associated with those securities that AIG believes was not captured in the matrix.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable or when a long-term interest rate significant to a valuation becomes short-term and thus observable. In addition, transfers out of Level 3 arise when investments are no longer carried at fair value as the result of a change in the applicable accounting methodology, given changes in the nature and extent of AIG's ownership interest. During the three-and six-month periods ended June 30, 2011, transfers out of Level 3 primarily related to investments in private placement corporate debt, investments in certain CMBS and ABS and certain investment partnerships. Transfers out of Level 3 for private placement corporate debt and for ABS were primarily the result of AIG using observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for CMBS investments were primarily due to increased observations of market transactions and price information for those securities. Certain investment partnerships were transferred out of Level 3 due to these investments no longer being carried at fair value, based on AIG's use of the equity method of accounting consistent with the changes to AIG's ownership and ability to exercise significant influence over the respective investments.

Transfers of Level 3 Liabilities

    During the three- and six-month periods ended June 30, 2011, there were no significant transfers into or out of Level 3 liabilities.

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

		June 30, 2011			December 31, 2010
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value		Unfunded Commitments	Fair Value Using Net Asset Value		Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,241		$996	$3,137		$1,151
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies	199		64	172		67
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	337		46	325		42
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	222		62	258		67
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies	300		108	373		147

Total private equity funds		4,299		1,276	4,265		1,474

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	922		2	1,310		2
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,004		-	1,038		-
Relative value	Funds that seek to benefit from market inefficiencies and value discrepancies between related investments	87		-	230		-
Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	323		10	369		20
Other	Non-U.S. companies, futures and commodities, macro and multi-strategy and industry-focused strategies	667		-	708		-

Total hedge funds		3,003		12	3,655		22

Total		$7,302	*	$1,288	$7,920	*	$1,496

*
Includes investments of entities classified as held for sale of $3 million and $415 million at June 30, 2011 and December 31, 2010, respectively.

    At June 30, 2011, private equity fund investments included above are not redeemable during the lives of the funds and have expected remaining lives that extend in some cases more than 10 years. At that date, 36 percent of the total above had expected remaining lives of less than three years, 53 percent between three and seven years and 11 percent between seven and 10 years. Expected lives are based upon legal maturity, which can be extended at the fund manager's discretion, typically in one-year increments.

    At June 30, 2011, hedge fund investments included above are redeemable monthly (12 percent), quarterly (52 percent), semi-annually (8 percent) and annually (28 percent), with redemption notices ranging from 1 day to 180 days. More than 82 percent require redemption notices of less than 90 days. Investments representing approximately 54 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions were put in place in 2008 and do not have stated end dates. The remaining restrictions, which have pre-defined end dates, are

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

generally expected to be lifted by the end of 2012. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid. In order to treat investors fairly and to accommodate subsequent subscription and redemption requests, the fund manager isolates these illiquid assets from the rest of the fund until the assets become liquid.

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

  •
  Collateral Securing Foreclosed Loans on Real Estate and Other Fixed Assets:  When AIG takes collateral in connection with foreclosed loans, AIG generally bases its estimate of fair value on the price that would be received in a current transaction to sell the asset by itself, by reference to observable transactions for similar assets.

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

The following table presents assets (excluding discontinued operations) measured at fair value on a non-recurring basis on which impairment charges were recorded, and the related impairment charges:

					Impairment Charges
	Assets at Fair Value
					Three Months Ended June 30,		Six Months Ended June 30,
	Non-Recurring Basis
(in millions)	Level 1	Level 2	Level 3	Total	2011	2010	2011	2010

June 30, 2011
Investment real estate	$-	$-	$770	$770	$3	$246	$15	$530
Other investments	-	29	2,096	2,125	239	25	345	77
Aircraft*	-	-	159	159	44	60	158	407
Other assets	-	-	-	-	-	-	-	5

Total	$-	$29	$3,025	$3,054	$286	$331	$518	$1,019

December 31, 2010
Investment real estate	$-	$-	$1,588	$1,588
Other investments	-	4	2,388	2,392
Aircraft	-	-	4,224	4,224
Other assets	-	-	2	2

Total	$-	$4	$8,202	$8,206

*
Aircraft impairment charges include fair value adjustments on aircraft.

 Fair Value Option

    Under the fair value option, AIG may elect to measure at fair value financial assets and financial liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

The following table presents the gains or losses recorded related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Assets:
Mortgage and other loans receivable	$6	$(3)	$1	$37
Bonds and equity securities	481	(829)	1,437	604
Trading – Maiden Lane II interest	(176)	120	75	280
Trading – Maiden Lane III interest	(667)	358	77	1,109
Retained interest in AIA	1,521	-	2,583	-
Short-term investments and other invested assets	13	(34)	29	(48)
Other assets	(1)	-	(1)	-

Liabilities:
Policyholder contract deposits	-	(11)	-	33
Debt	(428)	(411)	(472)	(1,101)
Other liabilities	(63)	(32)	(175)	2

Total gain (loss)*	$686	$(842)	$3,554	$916

*
Excludes discontinued operations gains or losses on instruments that are required to be carried at fair value. For instruments required to be carried at fair value, AIG recognized losses of $105 million and gains of $607 million for the three months ended June 30, 2011 and 2010, respectively, and gains of $921 million and $599 million for the six months ended June 30, 2011 and 2010, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Interest income and expense and dividend income on assets and liabilities elected under the fair value option are recognized and classified in the Consolidated Statement of Operations depending on the nature of the instrument and related market conventions. For Direct Investment book-related activity, interest, dividend income and interest expense are included in Other income. Otherwise, interest and dividend income are included in Net investment income in the Consolidated Statement of Operations. Gains and losses on AIG's Maiden Lane interests are recorded in Net investment income. See Note 2(a) to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    During the three- and six-month periods ended June 30, 2011, AIG recognized gains of $57 million and $16 million, respectively, and during the three- and six-month periods ended June 30, 2010, AIG recognized a gain of $237 million and a loss of $390 million, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	June 30, 2011			December 31, 2010
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$115	$168	$(53)	$143	$203	$(60)
Liabilities:
Long-term debt	$10,064	$8,206	$1,858	$10,778	$8,977	$1,801

    At June 30, 2011 and December 31, 2010, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

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

•
Other Invested Assets:  The majority of Other invested assets that are not measured at fair value represent investments in hedge funds, private equity funds and other investment partnerships for which AIG uses the equity method of accounting. The fair value of AIG's investment in these funds is measured based on AIG's share of the funds' reported net asset value.

•
Cash and short-term investments:  The carrying values of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk.

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

The following table presents the carrying value and estimated fair value of AIG's financial instruments not measured at fair value:

	June 30, 2011		December 31, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets:
Mortgage and other loans receivable	$19,138	$19,761	$20,094	$20,285
Other invested assets*	19,546	18,416	19,472	18,864
Short-term investments	19,120	19,120	19,878	19,878
Cash	2,590	2,590	1,558	1,558
Liabilities:
Policyholder contract deposits associated with investment-type contracts	104,353	117,153	102,585	112,710
Long-term debt (including Federal Reserve Bank of New York credit facility)	68,211	69,128	94,318	93,745

*
Excludes aircraft asset investments held by non-Financial Services subsidiaries.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 7. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

June 30, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$8,287	$218	$(28)	$8,477	$-
Obligations of states, municipalities and political subdivisions	37,752	1,760	(175)	39,337	(30)
Non-U.S. governments	17,415	538	(98)	17,855	-
Corporate debt	129,770	9,333	(946)	138,157	112
Mortgage-backed, asset-backed and collateralized:
RMBS	31,566	1,102	(1,258)	31,410	(418)
CMBS	8,012	411	(693)	7,730	33
CDO/ABS	6,288	488	(382)	6,394	94

Total mortgage-backed, asset-backed and collateralized	45,866	2,001	(2,333)	45,534	(291)

Total bonds available for sale(b)	239,090	13,850	(3,580)	249,360	(209)
Equity securities available for sale:
Common stock	1,609	2,355	(38)	3,926	-
Preferred stock	94	31	-	125	-
Mutual funds	55	23	(1)	77	-

Total equity securities available for sale	1,758	2,409	(39)	4,128	-

Total(c)	$240,848	$16,259	$(3,619)	$253,488	$(209)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	14,780	639	(75)	15,344	(28)
Corporate debt	118,729	8,827	(1,198)	126,358	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)
Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Total(c)	$223,240	$14,782	$(5,139)	$232,883	$(761)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At June 30, 2011 and December 31, 2010, bonds available for sale held by AIG that were below investment grade or not rated totaled $21.3 billion and $18.6 billion, respectively.

(c)
Excludes $47.2 billion and $80.5 billion of available for sale securities at fair value from businesses held for sale at June 30, 2011 and December 31, 2010, respectively. See Note 4 herein.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unrealized Losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2011*
Bonds available for sale:
U.S. government and government sponsored entities	$2,266	$28	$-	$-	$2,266	$28
Obligations of states, municipalities and political subdivisions	3,890	86	640	89	4,530	175
Non-U.S. governments	2,777	89	135	9	2,912	98
Corporate debt	18,982	505	5,500	441	24,482	946
RMBS	7,729	414	4,651	844	12,380	1,258
CMBS	1,717	141	1,866	552	3,583	693
CDO/ABS	775	24	1,976	358	2,751	382

Total bonds available for sale	38,136	1,287	14,768	2,293	52,904	3,580
Equity securities available for sale:
Common stock	390	38	-	-	390	38
Preferred stock	11	-	-	-	11	-
Mutual funds	4	1	-	-	4	1

Total equity securities available for sale	405	39	-	-	405	39

Total	$38,541	$1,326	$14,768	$2,293	$53,309	$3,619

December 31, 2010*
Bonds available for sale:
U.S. government and government sponsored entities	$2,142	$73	$-	$-	$2,142	$73
Obligations of states, municipalities and political subdivisions	9,300	296	646	106	9,946	402
Non-U.S. governments	1,427	34	335	41	1,762	75
Corporate debt	18,246	579	7,343	619	25,589	1,198
RMBS	4,461	105	6,178	1,448	10,639	1,553
CMBS	462	19	3,014	1,130	3,476	1,149
CDO/ABS	996	48	2,603	586	3,599	634

Total bonds available for sale	37,034	1,154	20,119	3,930	57,153	5,084
Equity securities available for sale:
Common stock	576	52	-	-	576	52
Preferred stock	11	1	-	-	11	1
Mutual funds	65	2	-	-	65	2

Total equity securities available for sale	652	55	-	-	652	55

Total	$37,686	$1,209	$20,119	$3,930	$57,805	$5,139

*
Excludes fixed maturity and equity securities of businesses held for sale. See Note 4 herein.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At June 30, 2011, AIG held 6,330 and 145 of individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,075 of individual securities were in a continuous unrealized loss position for longer than 12 months. AIG did not recognize in earnings the unrealized losses on these fixed maturity securities at June 30, 2011, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
June 30, 2011 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$9,925	$10,112	$1,357	$1,331
Due after one year through five years	54,633	57,204	9,131	8,915
Due after five years through ten years	63,815	67,248	12,087	11,775
Due after ten years	64,851	69,262	12,862	12,169
Mortgage-backed, asset-backed and collateralized	45,866	45,534	21,047	18,714

Total	$239,090	$249,360	$56,484	$52,904

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of AIG's available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$662	$38	$189	$55	$850	$93	$570	$97
Equity securities	43	6	88	23	148	8	293	30

Total	$705	$44	$277	$78	$998	$101	$863	$127

    For the three- and six-month periods ended June 30, 2011, the aggregate fair value of available for sale securities sold was $12.6 billion and $24.1 billion, respectively, which resulted in net realized capital gains of $661 million and $897 million, respectively.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Trading Securities

The following table presents the fair value of AIG's trading securities:

	June 30, 2011		December 31, 2010
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed Maturities:
U.S. government and government sponsored entities	$7,037	26%	$6,902	21%
Non-U.S. governments	339	1	125	1
Corporate debt	1,006	4	912	3
State, territories and political subdivisions	296	1	316	1
Mortgage-backed, asset-backed and collateralized:
RMBS	1,827	7	1,928	6
CMBS	2,209	8	2,078	6
CDO/ABS and other collateralized	6,513	24	6,331	19

Total mortgage-backed, asset-backed and collateralized	10,549	39	10,337	31
ML II	1,353	5	1,279	4
ML III	6,388	23	6,311	19

Total fixed maturities	26,968	99	26,182	80
Equity securities:
MetLife	-	-	6,494	20
All other	164	1	158	-

Total equity securities	164	1	6,652	20

Total	$27,132	100%	$32,834	100%

Other Invested Assets — Equity Method Investments

    At June 30, 2011, AIG's equity method investments included a 33 percent interest in AIA, which AIG is accounting for under the fair value option and which had a carrying value of $13.7 billion, certain investment partnerships in which AIG holds in the aggregate a five percent or greater interest or less than a five percent interest but in which AIG had more than a minor influence over the operations of the investee, and certain other strategic investments.

Summarized Financial Information of AIA

The following is summarized financial information of AIA:

Six Months Ended May 31, 2011 (in millions)

Operating results:
Total revenues	$8,212
Total expenses	(6,883)

Net income	$1,329

    Summarized financial information of AIA is presented for the period in which AIG held an equity method ownership interest. Information for the six-month period ended May 31, 2011 is presented above due to the unavailability of information for AIA for the three and six months ended June 30, 2011 at the time of filing this Quarterly Report.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Evaluating Investments for Other-Than-Temporary Impairments

    For a discussion of AIG's policy for evaluating investments for other-than-temporary impairments, see pages 276 - 279 of Note 7 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K.

Credit Impairments

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG(a):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Balance, beginning of period	$6,540	$7,273	$6,786	$7,803
Increases due to:
Credit impairments on new securities subject to impairment losses	33	153	85	290
Additional credit impairments on previously impaired securities	85	343	235	811
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(155)	(176)	(325)	(563)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	-	(2)	-	(4)
Accretion on securities previously impaired due to credit(b)	(107)	(91)	(207)	(186)
Hybrid securities with embedded credit derivatives reclassified to Bond trading securities	-	-	(179)	-
Other(c)	-	507	1	(144)

Balance, end of period	$6,396	$8,007	$6,396	$8,007

(a)
Includes structured, corporate, municipal and sovereign fixed maturity securities.

(b)
Represents accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities as well as the accretion due to the passage of time.

(c)
In 2010, primarily consists of activity associated with held for sale entities.

Purchased Credit Impaired (PCI) Securities

    During the second quarter of 2011, AIG purchased certain RMBS securities that had experienced deterioration in credit quality since their issuance. Management determined, based on its expectations as to the timing and amount of cash flows expected to be received, that it was probable at acquisition that AIG would not collect all contractually required payments, including both principal and interest and considering the effects of prepayments, for these PCI securities. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security was determined based on management's best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over their remaining lives on a level-yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. Over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change, as discussed further below.

    On a quarterly basis, the undiscounted expected future cash flows associated with PCI securities are re-evaluated based on updates to key assumptions. Changes to undiscounted expected future cash flows due solely to the changes in the contractual benchmark interest rates on variable rate PCI securities will change the

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

accretable yield prospectively. Declines in undiscounted expected future cash flows due to further credit deterioration as well as changes in the expected timing of the cash flows can result in the recognition of an other-than-temporary impairment charge, as PCI securities are subject to AIG's policy for evaluating investments for other-than-temporary impairment. Significant increases in undiscounted expected future cash flows for reasons other than interest rate changes are recognized prospectively as an adjustment to the accretable yield.

The following tables present information on AIG's PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$9,980
Cash flows expected to be collected*	7,507
Recorded investment in acquired securities	5,091

*
Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	June 30, 2011

Outstanding principal balance	$7,351
Amortized cost	5,008
Fair value	4,797

The following table presents activity for the accretable yield on PCI securities:

(in millions)	Three Months Ended June 30, 2011

Balance, beginning of period	$-
Newly purchased PCI securities	2,416
Accretion	(77)
Effect of changes in interest rate indices	(8)
Net reclassification from (to) non-accretable difference, including effects of prepayments	(23)

Balance, end of period	$2,308

8. Lending Activities

The following table presents the composition of Mortgage and other loans receivable:

(in millions)	June 30, 2011	December 31, 2010

Commercial mortgages	$13,303	$13,571
Residential mortgages*	9	9
Life insurance policy loans	3,071	3,133
Commercial loans, other loans and notes receivable	3,705	4,402

Total mortgage and other loans receivable	20,088	21,115
Allowance for losses	(835)	(878)

Mortgage and other loans receivable, net	$19,253	$20,237

*
Primarily consists of foreign mortgage loans.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (26 percent and 11 percent, respectively, at June 30, 2011). Over 98 percent and 97 percent of the commercial mortgages were current as to payments of principal and interest at June 30, 2011 and December 31, 2010, respectively.

The following table presents the credit quality indicators for the U.S. commercial mortgage loans:

June 30, 2011 (dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

Credit Quality Indicator:
In good standing	1,007	$1,680	$4,669	$2,218	$1,957	$924	$1,293	$12,741	96%
Restructured(a)	12	49	184	-	4	-	68	305	2
90 days or less delinquent	1	-	31	-	-	-	-	31	-
>90 days delinquent or in process of foreclosure	16	-	134	10	5	-	77	226	2

Total(b)	1,036	$1,729	$5,018	$2,228	$1,966	$924	$1,438	$13,303	100%

Valuation allowance		$71	$160	$57	$52	$31	$61	$432	3%

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2011			2010
Six Months Ended June 30, (in millions)
	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total

Allowance, beginning of year	$470	$408	$878	$432	$2,012	$2,444
Loans charged off	(36)	(31)	(67)	(196)	(77)	(273)
Recoveries of loans previously charged off	35	—	35	-	11	11

Net charge-offs	(1)	(31)	(32)	(196)	(66)	(262)
Provision for loan losses	(6)	26	20	218	(2)	216
Other	(31)	-	(31)	9	(23)	(14)
Reclassified to Assets of businesses held for sale	-	-	-	(46)	(10)	(56)

Allowance, end of period	$432 *	$403	$835	$417	$1,911	$2,328

*
Of the total, $112 million relates to individually assessed credit losses on $610 million of commercial mortgage loans.

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

Exposure to Loss

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $0.4 billion and $1.0 billion at June 30, 2011 and December 31, 2010, respectively.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

	VIE Assets*		VIE Liabilities		Off-Balance Sheet Exposure
(in billions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

AIA/ALICO SPVs	$16.8	$48.6	$0.5	$0.9	$-	$-
Real estate and investment funds	2.1	3.8	0.9	1.2	0.1	0.1
Commercial paper conduit	0.6	0.5	0.3	0.2	-	-
Affordable housing partnerships	2.7	2.9	0.4	0.4	-	-
Other	4.4	4.7	1.9	2.1	-	-
VIEs of businesses held for sale	-	0.4	-	-	-	-

Total	$26.6	$60.9	$4.0	$4.8	$0.1	$0.1

*
The assets of each VIE can be used only to settle specific obligations of that VIE.

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

June 30, 2011
Real estate and investment funds	$18.6	$2.3	$0.3	$2.6
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane Interests	33.4	7.7	-	7.7
Other	1.8	0.1	-	0.1
VIEs of businesses held for sale	0.2	0.2	-	0.2

Total	$54.6	$10.9	$0.3	$11.2

December 31, 2010
Real estate and investment funds	$18.5	$2.5	$0.3	$2.8
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane Interests	40.1	7.6	-	7.6
Other	1.6	0.1	0.5	0.6
VIEs of businesses held for sale	2.0	0.4	0.1	0.5

Total	$62.8	$11.2	$0.9	$12.1

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Balance Sheet Classification

AIG's interests in the assets and liabilities of consolidated and unconsolidated VIEs were classified in the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Assets:
Available for sale securities	$0.5	$3.3	$-	$-
Trading securities	1.7	8.1	7.8	7.7
Mortgage and other loans receivable	1.0	0.7	-	-
Other invested assets	19.5	18.3	2.9	3.1
Other asset accounts	3.9	30.1	-	0.1
Assets held for sale	-	0.4	0.2	0.3

Total	$26.6	$60.9	$10.9	$11.2

Liabilities:
Other long-term debt	$2.2	$2.6	$-	$-
Other liability accounts	1.8	2.2	-	-

Total	$4.0	$4.8	$-	$-

    See Notes 6, 7 and 11 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for additional information on RMBS, CMBS, and other asset-backed securities.

10. Derivatives and Hedge Accounting

    AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP had also transacted in derivatives as a dealer and had acted as an intermediary between the relevant AIG subsidiary and the counterparty. In a number of situations, AIG has replaced AIGFP with AIG Markets, Inc. (AIG Markets) for purposes of acting as an intermediary between the AIG subsidiary and the third-party counterparty as part of the active wind-down of AIGFP's portfolios.

    Derivatives are financial arrangements among two or more parties with returns linked to or "derived" from some underlying equity, debt, commodity, or other asset, liability, or foreign exchange rate or other index or the occurrence of a specified payment event. Derivatives, with the exception of bifurcated embedded derivatives, are reflected in the Consolidated Balance Sheet in Derivative assets, at fair value and Derivative liabilities, at fair value. A bifurcated embedded derivative is recorded at fair value whereas the corresponding host contract is recorded on an amortized cost basis. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheet.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the notional amounts and fair values of AIG's derivative instruments:

	June 30, 2011				December 31, 2010
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$1,171	$255	$553	$48	$1,471	$156	$626	$56
Derivatives not designated as hedging instruments:
Interest rate contracts(c)	78,014	7,565	83,394	6,198	150,966	14,048	118,783	9,657
Foreign exchange contracts	1,545	121	3,763	233	2,495	203	4,105	338
Equity contracts	4,108	275	1,357	233	5,002	358	1,559	329
Commodity contracts	824	70	857	65	944	92	768	67
Credit contracts	1,894	117	31,464	3,450	2,046	379	62,715	4,180
Other contracts(d)	25,853	927	17,738	876	27,333	1,075	16,297	753

Total derivatives not designated as hedging instruments	112,238	9,075	138,573	11,055	188,786	16,155	204,227	15,324

Total derivatives	$113,409	$9,330	$139,126	$11,103	$190,257	$16,311	$204,853	$15,380

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

(c)
Includes cross currency swaps.

(d)
Consist primarily of contracts with multiple underlying exposures.

 The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheet:

	June 30, 2011				December 31, 2010
	Derivative Assets		Derivative Liabilities(a)		Derivative Assets		Derivative Liabilities(b)
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Capital Markets derivatives	$90,635	$6,056	$107,808	$8,311	$168,033	$12,268	$173,226	$12,379
Non-Capital Markets derivatives(c)	22,774	3,274	31,318	2,792	22,224	4,043	31,627	3,001

Total derivatives, gross	$113,409	9,330	$139,126	11,103	$190,257	16,311	$204,853	15,380

Counterparty netting(d)		(2,808)		(2,808)		(6,298)		(6,298)
Cash collateral(e)		(1,883)		(2,542)		(4,096)		(2,902)

Total derivatives, net		4,639		5,753		5,917		6,180

Less: Bifurcated embedded derivatives		-		406		-		445

Total derivatives on balance sheet		$4,639		$5,347		$5,917		$5,735

(a)
Included in All other derivatives are bifurcated embedded derivatives, which are recorded in Policyholder contract deposits.

(b)
Included in All other derivatives are bifurcated embedded derivatives, which are recorded in Policyholder contract deposits, Bonds available for sale, at fair value, and Common and preferred stock, at fair value.

(c)
Represents derivatives used to hedge the foreign currency and interest rate risk associated with insurance and ILFC operations, as well as embedded derivatives included in insurance obligations.

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

    AIG uses debt as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments in the foreign currency translation adjustment within Accumulated other comprehensive income. Simultaneously, the effective portion of the hedge of this exposure is also recorded in foreign currency translation adjustment and the ineffective portion, if any, is recorded in earnings. If (i) the notional amount of the hedging debt instrument matches the designated portion of the net investment and (ii) the hedging debt instrument is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. For the three- and six-month periods ended June 30, 2011, AIG recognized losses of $11 million and $35 million, respectively, and for the three- and six-month periods ended June 30, 2010, AIG recognized gains of $11 million and $59 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive income related to the net investment hedge relationships.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Interest rate contracts(a)(b):
Gain (loss) recognized in earnings on derivatives	$4	$175	$(3)	$158
Gain (loss) recognized in earnings on hedged items(c)	40	(113)	88	(69)
Gain (loss) recognized in earnings for ineffective portion and amount excluded from effectiveness testing	-	21	(1)	30

(a)
Gains and losses recognized in earnings on derivatives for the effective portion and hedged items are recorded in Other income. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital gains (losses) and Other income, respectively.

(b)
Includes $0 million and $20 million, respectively, for the three-month periods ended June 30, 2011 and 2010, and $(1) million and $23 million, respectively, for the six-month periods ended June 30, 2011 and 2010 related to the ineffective portion. Includes $0 million and $1 million for the three-month periods ended June 30, 2011 and 2010 and $0 million and $7 million for the six-month periods ended June 30, 2011 and 2010, for amounts excluded from effectiveness testing.

(c)
Includes $44 million and $40 million, respectively, for the three-month periods ended June 30, 2011 and 2010, and $86 million and $59 million, respectively, for the six-month periods ended June 30, 2011 and 2010 representing the amortization of debt basis adjustment following the discontinuation of hedge accounting on certain positions.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Interest rate contracts(a):
Gain (loss) recognized in OCI on derivatives	$(3)	$(13)	$(3)	$25
Gain (loss) reclassified from Accumulated OCI into earnings(b)	(16)	(18)	(34)	2
Gain (loss) recognized in earnings on derivatives for ineffective portion	-	-	-	(6)

(a)
Gains and losses reclassified from Accumulated other comprehensive income are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital gains (losses).

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At June 30, 2011, $85 million of the deferred net loss in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months.

 Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments in the Consolidated Statement of Operations:

	Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

By Derivative Type:
Interest rate contracts(a)	$21	$651	$(253)	$(257)
Foreign exchange contracts	(24)	(159)	(4)	113
Equity contracts	67	205	(37)	331
Commodity contracts	2	(5)	7	(11)
Credit contracts	(46)	305	301	449
Other contracts(b)	18	(724)	-	(594)

Total	$38	$273	$14	$31

By Classification:
Premiums	$26	$21	$51	$40
Net investment income	2	5	4	9
Net realized capital gains (losses)	226	(883)	258	(1,397)
Other income	(216)	1,130	(299)	1,379

Total	$38	$273	$14	$31

(a)
Includes cross currency swaps.

(b)
Includes embedded derivative gains(losses) of $(5) million and $826 million for the three months ended June 30, 2011 and June 30, 2010, respectively; and embedded derivative gains (losses) of $102 million and $(680) million, respectively, for the six months ended June 30, 2011 and June 30, 2010, respectively.

 Capital Markets Derivatives

    AIGFP enters into derivative transactions to mitigate market risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from its transactions. In most cases, AIGFP did not hedge its exposures

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $338 million of securities to economically hedge its credit risk.

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

    Typically, the credit risk associated with a designated portfolio of loans or debt securities has been tranched into different layers of risk, which are then analyzed and rated by the credit rating agencies. At origination, there is usually an equity layer covering the first credit losses in respect of the portfolio up to a specified percentage of the total portfolio, and then successive layers ranging generally from a BBB-rated layer to one or more AAA-rated layers. A significant majority of AIGFP transactions that were rated by rating agencies had risk layers or tranches rated AAA at origination that are immediately junior to the threshold level above which AIGFP's payment obligation would generally arise. In transactions that were not rated, AIGFP applied equivalent risk criteria for setting the threshold level for its payment obligations. Therefore, the risk layer assumed by AIGFP with respect to the designated portfolio of loans or debt securities in these transactions is often called the "super senior" risk layer, defined as a layer of credit risk senior to one or more risk layers rated AAA by the credit rating agencies, or, if the transaction is not rated, structured to be the equivalent thereto.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2011(a)	December 31, 2010(a)	June 30, 2011(b)(c)	December 31, 2010(b)(c)
(in millions)					2011(c)	2010(c)	2011(c)	2010(c)

Regulatory Capital:
Corporate loans	$2,972	$5,193	$-	$-	$-	$-	$-	$-
Prime residential mortgages(d)	5,562	31,613	-	(190)	-	(7)	6	26
Other	1,115	1,263	7	17	1	(13)	10	(7)

Total	9,649	38,069	7	(173)	1	(20)	16	19

Arbitrage:
Multi-sector CDOs(e)	6,084	6,689	3,159	3,484	(90)	241	183	399
Corporate debt/CLOs(f)	12,820	12,269	127	171	7	(83)	44	(90)

Total	18,904	18,958	3,286	3,655	(83)	158	227	309

Mezzanine tranches(d)(g)	561	2,823	(27)	198	(12)	23	(14)	(48)

Total	$29,114	$59,850	$3,266	$3,680	$(94)	$161	$229	$280

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains of $8 million and $23 million in the three-month periods ended June 30, 2011 and 2010, respectively, and credit valuation adjustment gains (losses) of $2 million and $(90) million in the six-month periods ended June 30, 2011 and 2010, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the second quarter of 2011, AIGFP terminated two super senior prime residential mortgage transactions, with a combined net notional amount of $24.1 billion at March 31, 2011, that had previously been the subject of a collateral dispute. In addition, AIGFP terminated the vast majority of the related mezzanine tranches and the majority of the hedge transactions related to those mezzanine tranches, with a combined net notional amount of $2.2 billion. The transactions were terminated at values that approximated their collective fair values at the time of termination and, as a result, unrealized gains and losses were realized at termination.

(e)
During the six-month period ended June 30, 2011, AIGFP liquidated one multi-sector super senior CDS transaction with a net notional amount of $188 million. The primary underlying collateral components, which consisted of individual ABS CDS transactions, were sold in an auction to counterparties, including AIGFP, at their approximate fair value at the time of the liquidation. AIGFP was the winning bidder on approximately $107 million of individual ABS CDS transactions, which are reported in written single name credit default swaps as of June 30, 2011. As a result, a $121 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. During the six-month period ended June 30, 2011, AIGFP also paid $21 million to its counterparties with respect to multi-sector CDOs. Upon payment, a $21 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $5.1 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2011 and December 31, 2010, respectively.

(f)
Corporate debt/CLOs include $1.4 billion and $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at June 30, 2011 and December 31, 2010, respectively.

(g)
Net of offsetting purchased CDS of $721 million and $1.4 billion in net notional amount at June 30, 2011 and December 31, 2010, respectively.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of June 30, 2011 was 1.2 years for the regulatory capital corporate loan portfolio, 0.7 years for the regulatory capital prime residential mortgage portfolio, 4.3 years for the regulatory capital other portfolio, 6.5 years for the multi-sector CDO arbitrage portfolio and 4.5 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

    The regulatory capital portfolio represents derivatives written for financial institutions in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties, allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as certain changes to regulatory capital standards. During the six-month period ended June 30, 2011, $26.0 billion in net notional amount was terminated or matured at no cost to AIGFP.

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

    The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the prime residential mortgage and corporate loan referenced portfolios at June 30, 2011 were 31.84 percent and 23.55 percent, respectively. The highest realized losses to date in any single residential mortgage and corporate loan pool were 2.79 percent and 0.52 percent, respectively. Each of the corporate loan transactions consists of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally expire within the first few years of the transaction, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP's super senior CDS exposure.

    The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the capital regulations promulgated by the Basel Committee on Banking Supervision known as Basel I. In December 2010, the Basel Committee on Banking Supervision finalized a new framework for international capital and liquidity standards known as Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties from these transactions and thus may impact the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. AIGFP continues to reassess the expected maturity of this portfolio. As of June 30, 2011, AIGFP estimated that the weighted average expected maturity of the portfolio was 1.22 years.

    Given the current performance of the underlying portfolios, the level of subordination and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief.

Arbitrage Portfolio

    The arbitrage portfolio includes arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

    The outstanding multi-sector CDO portfolio at June 30, 2011 was written on CDO transactions (including synthetic CDOs) that generally held a concentration of RMBS, CMBS and inner CDO securities. At June 30, 2011, approximately $2.9 billion net notional amount (fair value liability of $1.6 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of subprime RMBS collateral, with a concentration in the 2005 and earlier vintages of subprime RMBS. AIGFP's portfolio also included both high grade and mezzanine CDOs.

    The majority of multi-sector CDO CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with such transactions only if realized credit losses in respect of the underlying portfolio exceed AIGFP's attachment point. As of June 30, 2011, only one transaction, with a net notional amount of $377 million, has breached its attachment point. AIGFP has paid a total of $90 million on this transaction, of which $21 million was paid in 2011. In the remainder of the portfolio, AIGFP's payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

    Included in the multi-sector CDO portfolio are maturity-shortening puts that allow the holders of the securities issued by certain CDOs to treat the securities as short-term 2a-7 eligible investments under the Investment Company Act of 1940 (2a-7 Puts). Holders of securities are required, in certain circumstances, to tender their securities to the issuer at par. If an issuer's remarketing agent is unable to resell the securities so tendered, AIGFP must purchase the securities at par so long as the security has not experienced a payment default and certain bankruptcy events with respect to the issuer of such security have not occurred. During 2010, AIGFP terminated all 2a-7 Puts in respect of notes held by holders other than AIGFP and its affiliates. AIGFP is not a party to any commitments to issue any additional 2a-7 Puts.

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

    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $1.5 billion at June 30, 2011 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    The amount of future collateral posting requirements is a function of AIG's credit ratings, the rating of the reference obligations and the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. AIGFP estimates the amount of potential future collateral postings associated with its super senior credit default swaps using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into AIG's liquidity planning assumptions.

    At June 30, 2011 and December 31, 2010, the amounts of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) were $3.2 billion and $3.8 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy allowing AIGFP to earn the net spread between CDS it wrote and ones it purchased. At June 30, 2011, the net notional amount of these written CDS contracts was $397 million, including ABS CDS transactions purchased by AIGFP from a liquidated multi-sector super senior CDS transaction. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $109 million in net notional amount. The net unhedged position of $288 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 19.54 years. At June 30, 2011, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $75 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    AIGFP wrote these written CDS contracts under ISDA Master Agreements. The majority of these Master Agreements include CSAs that provide for collateral postings at various ratings and threshold levels. At June 30, 2011, AIGFP had posted $100 million of collateral under these contracts.

Non-Capital Markets Derivatives

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Matched Investment Program Written Credit Default Swaps

    AIG's Matched Investment Program (MIP) operations, which are reported in AIG's Other operations category as part of Asset Management — Direct Investment book, are currently in run-off. Through the MIP, AIG has entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. The portfolio of CDS contracts were single-name exposures and, at inception, were predominantly high-grade corporate credits.

    These contracts were written through AIG Markets, which then transacted directly with unaffiliated third parties under ISDA agreements. As of June 30, 2011, the notional amount of written CDS contracts was $1.3 billion with an average credit rating of BBB+. At that date, the average remaining maturity of the written CDS contracts was 1 year and the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS contracts was $15.2 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At June 30, 2011, no collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, because of the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

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

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that were in a net liability position at June 30, 2011, was approximately $4.6 billion. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2011, was $5.2 billion.

    AIG estimates that at June 30, 2011, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Services, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $298 million in additional collateral postings and termination payments and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $352 million in additional collateral postings and termination payments. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of June 30, 2011. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

    Effective July 1, 2010, AIG elected to account for its investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Other realized capital gains (losses). Through June 30, 2010, these hybrid securities had been accounted for as available for sale securities, and had been subject to other-than-temporary impairment accounting as applicable.

    AIG's investments in these hybrid securities are reported as Bond trading securities in the Consolidated Balance Sheet. The fair value of these hybrid securities was $152 million at June 30, 2011. These securities have a current par amount of $515 million and have remaining stated maturity dates that extend to 2056.

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

    The National Association of Insurance Commissioners Market Analysis Working Group, led by the states of Ohio and Iowa, is conducting a multi-state examination of certain accident and health products issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union). The examination formally commenced in September 2010 after National Union, based on the identification of certain regulatory issues related to the conduct of its accident and health insurance business, including rate and form issues, producer licensing and appointment, and vendor management, requested that state regulators collectively conduct an examination of the regulatory issues in its business. In addition to Ohio and Iowa, the lead states in the multi-state examination are Minnesota, New Jersey and Pennsylvania, and currently a total of 38 states have agreed to participate in the examination. The examination is ongoing. An Interim Consent Order was entered into with Ohio on January 7, 2011, in which National Union agreed, on a nationwide basis, to cease marketing directly to individual bank customers accident/sickness policy forms that had been approved to be sold only as policies providing blanket coverage, and to certain related remediation and audit procedures. AIG cannot predict what other regulatory action will result from resolving the multi-state examination. There can be no assurance that any regulatory action resulting from the market conduct issues identified will not have a material adverse effect on AIG's consolidated results of operations for an individual reporting period, the ongoing operations of the business being examined, or on similar business written by other AIG carriers. National Union and other AIG companies are also currently subject to civil litigation relating to the conduct of their accident and health business, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

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

    As of August 1, 2011, plaintiffs have not specified an amount of alleged damages, discovery has only recently commenced and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    As of August 1, 2011, plaintiffs have not specified an amount of alleged damages, discovery has only recently commenced, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

  •
  Delaware Court of Chancery.    On September 17, 2008, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery, naming as defendants certain directors and officers of AIG and its subsidiaries. On July 17, 2009 the case was stayed. On May 4, 2011, the parties filed a stipulation with the court agreeing to lift the stay, and granting plaintiff leave to file an amended complaint. On June 17, 2011, AIG filed a motion to dismiss the second amended complaint due to plaintiff's failure to make a pre-suit demand on AIG's Board of Directors.

  •
  Delaware Court of Chancery.    On January 15, 2009, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery, naming as defendants certain directors of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP. On April 27, 2011, the Court signed a stipulation and dismissed the complaint without prejudice.

  •
  Superior Court for the State of California, Los Angeles County.    On April 1, 2009 and November 20, 2009, two purported shareholder derivative complaints were filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain directors and officers of AIG and its subsidiaries. On February 9, 2010, the case filed on November 20, 2009 was stayed. On January 10, 2011, the case filed on April 1, 2009 was voluntarily dismissed.

    Southern District of New York.    On January 4, 2011, Wanda Mimms, a participant in the AIG Incentive Savings Plan (the Plan), filed a purported derivative action on behalf of the Plan in the United States District Court for the Southern District of New York against PricewaterhouseCoopers, LLP (PwC) and asserting a claim for professional malpractice in conducting audits of AIG's 2007 financial statements. The complaint, as amended on April 20, 2011, also asserts a claim for breach of fiduciary duty under ERISA against members of the Plan's Retirement Board for failing to pursue a claim for professional malpractice on behalf of the Plan against PwC. On July 6, 2011, the Plan and defendants filed motions to dismiss the amended complaint.

    As of August 1, 2011, plaintiff has not specified an amount of alleged damages and motions to dismiss are pending. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million, and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of August 1, 2011, the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim and no discovery has occurred. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Other Litigation Related to AIGFP

    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At June 30, 2011, the estimated present value of expected future cash flows discounted at LIBOR was $1.4 billion, which represents AIG's maximum contractual loss from the alleged termination of the contract. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in AIG losing its entitlement to all future payments under the swap agreement and result in a loss to AIG of the full value at which AIG is carrying the swap agreement.

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

    On December 17, 2009 defendants filed a motion to dismiss. On September 28, 2010, the Court issued a decision granting defendants' motion in part and denying it in part, holding that the complaint: (i) failed to allege that an event of default had occurred based upon defendants' failure to pay or inability to pay debts as they became due; but, (ii) sufficiently alleged that an event of default had occurred based upon other sections of the swap agreement's "bankruptcy" default provision. On January 26, 2011, Brookfield filed an amended complaint that seeks to reassert, on the basis of additional factual allegations, the claims that were dismissed from the initial complaint. On February 9, 2011, AIG filed a motion to dismiss the claim that Brookfield seeks to reassert in its amended complaint. On August 1, 2011, the parties entered into a stipulation pursuant to which Brookfield will file a second amended complaint by September 15, 2011, and AIG will withdraw its pending motion to dismiss without prejudice to AIG filing a motion to dismiss the second amended complaint after it is filed.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On July 29, 2010, the parties agreed to resolve that petition by consolidating the arbitration commenced by Claimants with a separate arbitration, commenced by AIG on June 29, 2010, in which AIG is seeking damages of Euro 17.6 million ($25.5 million at the June 30, 2011 exchange rate) from Transatlantic for breach of a Master Separation Agreement among Transatlantic, AIG and one of its subsidiary companies.

    On September 13, 2010, the AIG Respondents submitted an answer to Claimants' claims asserting, among other things, that there was no breach of the securities lending agency agreements, and that Claimants' other allegations including purported breach of fiduciary duty and fraud are not meritorious. Transatlantic submitted an answer denying liability with respect to AIG's claim on September 13, 2010. The arbitration hearing is scheduled for March 2012. As of August 1, 2011, because of the stage of the proceeding, and the wide difference in damages sought by the parties, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from this arbitration.

Employment Litigation against AIG and AIG Global Real Estate Investment Corporation

    On December 9, 2009, AIG Global Real Estate Investment Corporation's (AIGGRE) former President, Kevin P. Fitzpatrick, several entities he controls, and various other single purpose entities (the SPEs) filed a complaint in the Supreme Court of the State of New York, New York County against AIG and AIGGRE (the Defendants). The case was removed to the Southern District of New York, and an amended complaint was filed on March 8, 2010. The amended complaint asserts that the Defendants violated fiduciary duties to Fitzpatrick and his controlled entities and breached Fitzpatrick's employment agreement and agreements of SPEs that purportedly entitled him to carried interest fees arising out of the sale or disposition of certain real estate. Fitzpatrick has also brought derivative claims on behalf of the SPEs, purporting to allege that the Defendants breached contractual and fiduciary duties in failing to fund the SPEs with various amounts allegedly due under the SPE agreements. Fitzpatrick has also requested injunctive relief, an accounting, and that a receiver be appointed to manage the affairs of the SPEs. He has further alleged that the SPEs are subject to a constructive trust. Fitzpatrick also has alleged a violation of ERISA relating to retirement benefits purportedly due. Fitzpatrick has claimed that he is currently owed damages totaling approximately $196 million, and that potential future amounts owed to him are approximately $78 million, for a total of approximately $274 million. Fitzpatrick further claims unspecified amounts of carried interest on certain additional real estate assets of AIG and its affiliates. He also seeks punitive damages for the alleged breaches of fiduciary duties. Defendants assert that Fitzpatrick has been paid all amounts currently due and owing pursuant to the various agreements through which he seeks recovery. As set forth above, the possible range of loss to AIG is $0 to $274 million, although Fitzpatrick claims that he is also entitled to additional unspecified amounts of carried interest and punitive damages.

    Defendants filed counterclaims against Fitzpatrick and a motion to dismiss. On September 28, 2010, the Court dismissed the Defendants' counterclaims, and denied Defendants' motion to dismiss. On March 14, 2011, both plaintiffs and defendants filed motions for partial summary judgment. A trial date has been set for October 24, 2011.

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

    In March 2010, ALIL learned that the public prosecutor in Milan had opened a formal investigation into the actions of employees and former employees of ALIL, as well as employees of ALIL's major distributor, based on a policyholder's complaint. The policyholder's complaint underlying the investigation was withdrawn in November 2010 and on May 3, 2011, at the request of the public prosecutor in Milan, the examining judge at the Court of Milan entered an order dismissing the criminal case relating to the policyholder's complaint.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On March 16, 2011, ALIL publicly announced a settlement offer to policyholders who were invested in the suspended funds at the time of suspension. If all eligible policyholders accepted the settlement, ALIL would be required to pay up to Euro 143 million ($208 million at the June 30, 2011 exchange rate) pursuant to the settlement offer. AIG has an accrual for the estimated net cost of the settlement offer as of June 30, 2011. Based on the information provided by ALIL, as of June 24, 2011, over 96 percent of eligible policyholders have accepted the settlement offer. The policyholders who have not accepted the settlement offer may or may not pursue individual litigation or otherwise pursue legal remedies.

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

False Claims Act Complaint

    On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a First Amended Complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The amended complaint alleges that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility, the Maiden Lane Interests through, among other things, misrepresenting AIG's ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The complaint seeks unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys' fees, costs and expenses. The complaint and amended complaints were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the amended complaint on AIG on July 11, 2011.

    As of August 1, 2011, defendants have not answered or sought dismissal of the action, and, if the case does go forward, the Relators have not specified an amount of alleged damages. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    In addition to the escrowed funds, $800 million was deposited into, and subsequently disbursed by, a fund under the supervision of the SEC, to resolve claims asserted against AIG by investors, including the securities class

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

action and shareholder lawsuits described below. Amounts held in escrow totaling approximately $338 million, including interest thereon (the Workers' Compensation Fund), are included in Other assets at June 30, 2011, and are specifically designated to satisfy liabilities related to workers' compensation premium reporting issues.

    As of June 30, 2011, AIG had implemented all recommendations of the independent consultant that AIG agreed to retain as part of the settlements. However, some of the recommendations that were implemented have not yet been monitored by the independent consultant for six months, as required by the settlements. This has resulted in an extension of the retention of the independent consultant through December 31, 2011.

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

    On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination. The regulatory settlement agreement, which has been agreed to by all 50 states and the District of Columbia, includes, among other terms, (i) AIG's payment of $100 million in regulatory fines and penalties; (ii) AIG's payment of $46.5 million in outstanding premium taxes; (iii) AIG's agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG's ongoing compliance with state regulations governing the setting of workers' compensation insurance premium rates and the reporting of workers' compensation premiums; and (iv) AIG's agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. The $146.5 million in fines, penalties and premium taxes have been funded out of the $338 million held in the Workers' Compensation Fund and placed into an escrow account pursuant to the terms of the regulatory settlement agreement. The regulatory settlement is contingent upon and will not become effective until, among other events: (i) a final, court-approved settlement is reached in all the lawsuits that comprise the Workers' Compensation Premium Reporting Litigation, discussed below, including the putative class action, except that such settlement need not resolve claims between AIG and the Liberty Mutual Group in order for the regulatory settlement to become effective and (ii) a settlement is reached and consummated between AIG and certain state insurance guaranty funds that may assert claims against AIG for underpayment of guaranty-fund assessments.

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

    On June 28, 2010, the Second Circuit granted AIG's petition seeking permission to file an interlocutory appeal of the class certification decision, and denied the petition by lead plaintiffs. On September 1, 2010, AIG and lead plaintiffs entered into a stipulation to withdraw AIG's interlocutory appeal without prejudice to reinstate the appeal in the future, which has been endorsed by the Second Circuit. On February 4, 2011, AIG and lead plaintiffs entered into a stipulation to extend the time by which the appeal must be reinstated, which has been endorsed by the Second Circuit.

    On July 14, 2010, AIG approved the terms of a settlement (the Settlement) with lead plaintiffs. The Settlement is conditioned on, among other things, court approval and a minimum level of shareholder participation. Under the terms of the Settlement, if consummated, AIG will pay an aggregate of $725 million, $175 million of which is to be paid into escrow within ten days of preliminary court approval. AIG's obligation to fund the remainder of the settlement amount was conditioned on its having consummated one or more common stock offerings raising net proceeds of at least $550 million prior to final court approval.

    On July 20, 2010, at the joint request of AIG and lead plaintiffs, the District Court entered an order staying all deadlines in the case. On November 30, 2010, AIG and lead plaintiffs executed their agreement of settlement and compromise. On November 30, 2010, lead plaintiffs filed a motion for preliminary approval of the settlement with AIG, which is currently pending. On May 27, 2011, AIG completed a registered public offering of 300 million shares of AIG Common Stock. The offering ensures that AIG's payment under the settlement will be in cash, not AIG Common Stock. On June 10, 2011, pursuant to the Court's direction, lead plaintiff filed amended shareholder notices reflecting the fact that AIG's payment would be in cash because of the completion of the public offering.

    As of June 30, 2011, AIG had accrued for the full amount of the Settlement.

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

    On October 1, 2010, defendants named in the Commercial Complaint filed motions to dismiss the remaining remanded claims in the District of New Jersey. On March 18, 2011, AIG and certain other defendants announced that they had entered into a memorandum of understanding (MOU) with class plaintiffs to settle the claims asserted against them in the Commercial Complaint. Under the terms of the MOU, it is anticipated that AIG will pay approximately $7 million of a total aggregate settlement amount of approximately $37 million. The settlement is conditioned on, among other things, the execution of a formal settlement agreement, court approval, and a minimum level of participation in the settlement fund by eligible purchasers of excess casualty insurance policies. Plaintiffs' attorneys' fees and litigation expenses, and the aggregate costs of notice and claims administration in connection with the settlement, would be paid from the settlement fund.

    On June 20, 2011, the Court "administratively terminated" without prejudice the various Defendants' pending motions to dismiss the proposed class plaintiffs' operative pleading indicating that those motions may be re-filed after adjudication of all issues related to the proposed class settlement and subject to the approval of the Magistrate Judge. On June 27, 2011, the Court preliminarily approved the class settlement. On June 30, 2011, AIG placed its portion of the total settlement payment into escrow. If the settlement does not receive final court approval, those funds will revert to AIG. A final fairness hearing is scheduled for September 14, 2011.

    A number of complaints making allegations similar to those in the Multi-District Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-District Litigation. These additional consolidated actions are still pending in the District of New Jersey, but

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

are currently stayed. In one of those consolidated actions, Palm Tree Computer Systems, Inc. v. Ace USA (Palm Tree), which is brought by two named plaintiffs on behalf of a proposed class of insurance purchasers, the plaintiffs allege specifically with respect to their claim for breach of fiduciary duty against the insurer defendants that neither named plaintiff nor any member of the proposed class suffered damages "exceeding $74,999 each." Plaintiffs do not specify damages as to other claims against the insurer defendants in the complaint. The plaintiffs in Palm Tree have not yet sought certification of the class, as that case has been stayed by the District Court in New Jersey. Because discovery has not been completed and the District Court has not determined if a class action is appropriate or the size or scope of any class, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Palm Tree litigation. In another consolidated action, The Heritage Corp. of South Florida v. National Union Fire Ins. Co. (Heritage), an individual plaintiff alleges damages "in excess of $75,000." Because discovery has not been completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Heritage Corp. litigation. For the remaining consolidated actions, as of August 1, 2011, plaintiffs have not specified an amount of alleged damages arising from these actions. AIG is therefore unable to reasonably estimate the possible loss or range of losses, if any, arising from these matters.

    In June 2011, the Court ordered that counsel for each of the tag-along actions in the Multi-District Litigation (including the following cases where AIG is a defendant: Avery Dennison Corp. v. Marsh & McLennan Companies,  Inc.; Henley Management Co. v. Marsh Inc.; Heritage; and Palm Tree) shall submit a letter to the Court within 30 days of the date of that order that outlines the effect the current proposed class settlement will have on their respective cases if finalized in due course.

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

    On January 5, 2011, AIG executed a term sheet with a group of intervening plaintiffs, made up of seven participating members of the NWCRP that filed a motion to intervene in the class action for the purpose of settling the claims at issue on behalf of a settlement class. The proposed class-action settlement would require AIG to pay $450 million to satisfy all liabilities to the class members arising out of the workers' compensation premium reporting issues, a portion of which would be funded out of the remaining amount held in the Workers' Compensation Fund less any amounts previously withdrawn to satisfy AIG's regulatory settlement obligations, as addressed above. On January 13, 2011, their motion to intervene was granted. On January 19, 2011, the intervening class plaintiffs filed their Complaint in Intervention. On January 28, 2011, AIG and the intervening class plaintiffs entered into a settlement agreement embodying the terms set forth in the January 5, 2011 term sheet and filed a joint motion for certification of the settlement class and preliminary approval of the settlement. If approved by the Court (and such approval becomes final), the settlement agreement will resolve and dismiss with prejudice all claims that have been made or that could have been made in the consolidated litigations

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

pending in the Northern District of Illinois arising out of workers' compensation premium reporting, including the class action, other than claims that are brought by any class member that opts out of the settlement. On April 29, 2011, Liberty Mutual Group filed papers in opposition to preliminary approval of the proposed settlement and in opposition to certification of a settlement class, in which it alleged AIG's actual exposure, should the class action continue through judgment, to be in excess of $3 billion. AIG disputes and will defend against this allegation. The Court held a hearing on the motions for class certification and preliminary approval of the proposed class-action settlement on June 21 and July 25, 2011. On August 1, 2011, the Court issued an opinion and order granting the motion for class certification and preliminarily approving the proposed class-action settlement, subject to certain minor modifications that the Court noted the parties already had agreed to make. The opinion and order states that it will become effective upon entry of a separate Findings and Order Preliminarily Certifying a Settlement Class and Preliminarily Approving Proposed Settlement, which will be presented to the Court for entry on August 5, 2011.

    The $450 million settlement amount may be funded in part from the approximately $191.5 million remaining in the Workers' Compensation Fund, after the transfer of the $146.5 million in fines, penalties, and premium taxes discussed in the NAIC Examination of Workers' Compensation Premium Reporting matter above into an escrow account pursuant to the regulatory settlement agreement. In the event that the proposed class action settlement is not approved, or that certain class members opt out of the settlement and continue to pursue their claims against AIG, the litigation will resume. AIG has an accrued liability equal to the amounts payable under the settlement.

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

    As of August 1, 2011, the parties have not completed class action discovery, general discovery has not commenced, and the court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

(b) Commitments

Flight Equipment

    At June 30, 2011, ILFC had committed to purchase 236 new aircraft deliverable from 2011 through 2019, at an estimated aggregate purchase price of approximately $17.6 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

    During 2011, ILFC entered into a contract for the purchase of 80 A320 New Engine Option (neo) and 20 A321neo aircraft from Airbus with deliveries beginning in 2015 and canceled its previous purchase commitment for ten A380s. In addition, ILFC signed a purchase agreement for 33 737-800 aircraft from Boeing with deliveries beginning in 2012.

Other Commitments

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.3 billion at June 30, 2011.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2011 was $779 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of a scheduled payment to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

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

Star/Edison Sale

    Pursuant to the terms of the Star/Edison stock purchase agreement, AIG has agreed to provide Prudential Financial, Inc. with certain indemnities, the most significant of which is indemnification related to breaches of general representations and warranties that exceed 4.1 billion Yen ($51 million at the June 30, 2011 exchange rate), with a maximum payout of 102 billion Yen ($1.3 billion at the June 30, 2011 exchange rate). Except for certain specified representations and warranties that may have a longer survival period, the indemnification extends until November 1, 2012.

    For additional information on AIG's guarantees, see Notes 9, 10 and 15 herein.

12. Total Equity and Earnings (Loss) Per Share

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Preferred Stock
Six Months Ended June 30, 2011					Common Stock	Treasury Stock
	AIG Series E	AIG Series F	AIG Series C	AIG Series G

Shares issued, beginning of year	400,000	300,000	100,000	-	147,124,067	6,660,908
Issuances	-	-	-	20,000	100,066,640	11,678
Settlement of equity unit stock purchase contracts	-	-	-	-	2,404,278	-
Shares exchanged	(400,000)	(300,000)	(100,000)	-	1,655,037,962	-
Shares cancelled	-	-	-	(20,000)	-	-

Shares issued, end of period	-	-	-	-	1,904,632,947	6,672,586

    See Note 1 herein for a discussion of the Recapitalization and the May 2011 Common Stock Offering and Sale.

Equity Units

    In January, March and June 2011, AIG remarketed the three series of debentures included in the Equity Units. AIG purchased and retired all of the Series B-1, B-2 and B-3 Debentures representing $2.2 billion in aggregate principal and as a result, no Series B-1, B-2 or B-3 Debentures remain outstanding.

    As of June 30, 2011, AIG had issued approximately 2.4 million shares of AIG Common Stock in connection with the settlement of the stock purchase contracts underlying its Equity Units. On August 1, 2011, AIG issued an additional 1.2 million shares of AIG Common Stock to complete the settlement of the stock purchase contracts underlying its Equity Units.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

Six Months Ended June 30, 2011 (in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, beginning of year, net of tax	$(659)	$8,888	$298	$(34)	$(869)	$7,624

Unrealized appreciation of investments	537	631	-	-	-	1,168
Net changes in foreign currency translation adjustments	-	-	(529)	-	-	(529)
Net gains on cash flow hedges	-	-	-	31	-	31
Net actuarial gain	-	-	-	-	275	275
Prior service cost	-	-	-	-	(17)	(17)
Deferred tax asset (liability)	(248)	484	239	40	(109)	406

Total other comprehensive income (loss)	289	1,115	(290)	71	149	1,334
Acquisition of noncontrolling interest	-	43	62	-	(17)	88
Noncontrolling interests	3	(81)	31	-	-	(47)

Balance, end of period, net of tax	$(373)	$10,127	$39	$37	$(737)	$9,093

Noncontrolling interests

    In connection with the execution of its orderly asset disposition plan, as well as plans to timely repay the FRBNY Credit Facility, AIG transferred two of its wholly owned businesses, AIA and ALICO, to two newly created special purpose vehicles (SPVs) in exchange for all the common and preferred interests of those SPVs. On December 1, 2009, AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the FRBNY Credit Facility. As part of the closing of the Recapitalization, the remaining preferred interests, with an aggregate liquidation preference of approximately $20.3 billion at January 14, 2011, were purchased from the FRBNY by AIG and transferred to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock. Under the terms of the SPVs' limited liability company agreements, the SPVs generally may not distribute funds to AIG until the liquidation preferences and preferred returns on the preferred interests have been repaid in full and concurrent distributions have been made on certain participating returns attributable to the preferred interests.

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

    The rights held by the FRBNY through its ownership of the preferred interests are now held by the Department of the Treasury. In connection with the Recapitalization, AIG agreed to cause the proceeds of certain asset dispositions to be used to redeem the remaining preferred interests.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    As a result of the closing of the Recapitalization on January 14, 2011, the SPV Preferred Interests held by the Department of the Treasury are not considered permanent equity on AIG's Consolidated Balance Sheet, and were classified as redeemable non-controlling interests. As part of the Recapitalization, AIG used approximately $6.1 billion of the cash proceeds from the sale of ALICO to repay a portion of the liquidation preference and accrued return of the SPV Preferred Interests. The SPV Preferred Interests were further reduced during the first quarter of 2011 by approximately $9.1 billion using proceeds from the sale of AIG Star, AIG Edison and the sale of MetLife securities received in the sale of ALICO.

The following table presents a rollforward of non-controlling interests:

	Redeemable Noncontrolling interests			Non-redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Held by FRBNY	Other	Total

Six Months Ended June 30, 2011
Balance, beginning of year	$-	$434	$434	$26,358	$1,562	$27,920

Repurchase of SPV preferred interests in connection with Recapitalization	-	-	-	(26,432)	-	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	20,292	-	20,292	-	-	-
Repayment to Department of the Treasury	(9,146)	-	(9,146)	-	-	-
Net distributions	-	(21)	(21)	-	(74)	(74)
Consolidation (deconsolidation)	-	(308)	(308)	-	(6)	(6)
Acquisition of noncontrolling interest	-	-	-	-	(468)	(468)
Comprehensive income:
Net income	319	6	325	74	22	96
Accumulated other comprehensive loss, net of tax:
Unrealized losses on investments	-	-	-	-	(78)	(78)
Foreign currency translation adjustments	-	-	-	-	31	31

Total accumulated other comprehensive loss, net of tax	-	-	-	-	(47)	(47)

Total comprehensive income (loss)	319	6	325	74	(25)	49

Other	-	-	-	-	(41)	(41)

Balance, end of period	$11,465	$111	$11,576	$-	$948	$948

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Redeemable Noncontrolling interests			Non-redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Held by FRBNY	Other	Total

Six Months Ended June 30, 2010
Balance, beginning of year	$-	$959	$959	$24,540	$3,712	$28,252

Net contributions	-	215	215	-	20	20
Consolidation (deconsolidation)	-	757	757	-	(2,148)	(2,148)
Comprehensive income:
Net income	-	16	16	1,027	146	1,173
Accumulated other comprehensive income (loss), net of tax:
Unrealized gains on investments	-	7	7	-	14	14
Foreign currency translation adjustments	-	(6)	(6)	-	(171)	(171)

Total accumulated other comprehensive income (loss), net of tax	-	1	1	-	(157)	(157)

Total comprehensive income (loss)	-	17	17	1,027	(11)	1,016

Other	-	(25)	(25)	-	114	114

Balance, end of period	$-	$1,923	$1,923	$25,567	$1,687	$27,254

Earnings (Loss) Per Share (EPS)

    Basic and diluted earnings (loss) per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted earnings per share is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits. Basic earnings (loss) per share is not affected by outstanding stock purchase contracts. Diluted earnings per share is determined considering the potential dilution from outstanding stock purchase contracts using the treasury stock method and was not affected by the previously outstanding stock purchase contracts because they were not dilutive.

    In connection with the issuance of the Series C Preferred Stock, AIG applied the two-class method for calculating EPS. The two-class method is an earnings allocation method for computing EPS when a company's capital structure includes either two or more classes of common stock or common stock and participating securities. This method determines EPS based on dividends declared on common stock and participating securities (i.e., distributed earnings) as well as participation rights of participating securities in any undistributed earnings. The Series C Preferred Stock was retired as part of the Recapitalization on January 14, 2011.

    AIG applied the two-class method due to the participation rights of the Series C Preferred Stock through January 14, 2011. However, application of the two-class method had no effect on earnings per share for the six months ended June 30, 2011 because AIG recognized a net loss attributable to AIG common shareholders from continuing operations, applicable to common stock for EPS, for the six months ended June 30, 2011. Subsequent to January 14, 2011, AIG did not have any outstanding participating securities that subjected AIG to the two-class method.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2011	2010	2011	2010

Numerator for EPS:
Income from continuing operations	$2,094	$496	$914	$2,584
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	141	508	393	1,027
Other	64	20	9	139

Total net income from continuing operations attributable to noncontrolling interests	205	528	402	1,166

Net income (loss) attributable to AIG from continuing operations	1,889	(32)	512	1,418

Income (loss) from discontinued operations	$(37)	$(2,611)	$1,616	$(2,268)
Net income from discontinued operations attributable to noncontrolling interests	12	13	19	23

Net income (loss) attributable to AIG from discontinued operations	(49)	(2,624)	1,597	(2,291)

Deemed dividends	-	-	(812)	-
(Income) loss allocated to the Series C Preferred Stock – continuing operations	-	-	-	(1,131)

Net income (loss) attributable to AIG common shareholders from continuing operations, applicable to common stock for EPS	1,889	(32)	(300)	287

(Income) loss allocated to the Series C Preferred Stock – discontinued operations	-	-	-	1,828

Net income (loss) attributable to AIG common shareholders from discontinued operations, applicable to common stock for EPS	$(49)	$(2,624)	$1,597	$(463)

Denominator for EPS:
Weighted average shares outstanding – basic	1,836,713,069	135,813,034	1,698,001,301	135,745,903
Dilutive shares	58,444	-	-	61,410

Weighted average shares outstanding – diluted*	1,836,771,513	135,813,034	1,698,001,301	135,807,313

EPS attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.03	$(0.25)	$(0.18)	$2.11
Income (loss) from discontinued operations	$(0.03)	$(19.32)	$0.94	$(3.41)
Diluted:
Income (loss) from continuing operations	$1.03	$(0.25)	$(0.18)	$2.11
Income (loss) from discontinued operations	$(0.03)	$(19.32)	$0.94	$(3.41)

*
Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the warrant issued to the Department of the Treasury on April 17, 2009 to purchase up to 150 shares of AIG Common Stock (Series F Warrant). The number of shares excluded from diluted shares outstanding were 80 million and 72 million for the three- and six-month periods ended June 30, 2011 and 12 million for the three- and six-month periods ended June 30, 2010, respectively, because the effect would have been anti-dilutive. Shares excluded for the three- and six-month periods ended June 30, 2011 include 75 million and 67 million shares, respectively, representing the weighted average number of warrants to purchase AIG Common Stock that were issued to shareholders on January 19, 2011.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Deemed dividends represent the excess of (i) the fair value of the consideration transferred to the Department of the Treasury, which consists of 1,092,169,866 shares of AIG Common Stock, $20.2 billion of redeemable SPV Preferred Interests, and a liability for a commitment by AIG to pay the Department of the Treasury's costs to dispose of all of its shares, over (ii) the carrying value of the Series E and F Preferred Stock. The fair value of the AIG Common Stock issued for the Series C Preferred Stock over the carrying value of the Series C Preferred Stock is not a deemed dividend because the Series C Preferred Stock was contingently convertible into the 562,868,096 shares of AIG Common Stock for which it was exchanged. See Note 1 herein for further discussion.

13. Employee Benefits

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Total	Non-U.S. Plans	U.S. Plans	Total

Three Months Ended June 30, 2011
Components of net periodic benefit cost:
Service cost	$16	$37	$53	$1	$2	$3
Interest cost	8	52	60	-	3	3
Expected return on assets	(6)	(63)	(69)	-	-	-
Amortization of prior service cost	-	1	1	-	1	1
Amortization of net loss	3	10	13	-	-	-

Net periodic benefit cost	$21	$37	$58	$1	$6	$7

Amount associated with discontinued operations	$1	$-	$1	$-	$-	$-

Three Months Ended June 30, 2010
Components of net periodic benefit cost:
Service cost	$31	$35	$66	$2	$2	$4
Interest cost	14	54	68	1	4	5
Expected return on assets	(7)	(64)	(71)	-	-	-
Amortization of prior service credit	(3)	-	(3)	-	-	-
Amortization of net loss	12	12	24	-	-	-
Other	2	-	2	-	-	-

Net periodic benefit cost	$49	$37	86	$3	$6	$9

Amount associated with discontinued operations	$32	$3	35	$1	$-	$1

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Pension			Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Total	Non-U.S. Plans	U.S. Plans	Total

Six Months Ended June 30, 2011
Components of net periodic benefit cost:
Service cost	$38	$74	$112	$2	$4	$6
Interest cost	19	104	123	1	7	8
Expected return on assets	(13)	(126)	(139)	-	-	-
Amortization of prior service (credit) cost	(2)	1	(1)	-	1	1
Amortization of net loss	9	21	30	-	-	-

Net periodic benefit cost	$51	$74	$125	$3	$12	$15

Amount associated with discontinued operations	$11	$-	$11	$1	$-	$1

Six Months Ended June 30, 2010
Components of net periodic benefit cost:
Service cost	$63	$71	$134	$4	$4	$8
Interest cost	29	108	137	2	8	10
Expected return on assets	(14)	(128)	(142)	-	-	-
Amortization of prior service credit	(5)	-	(5)	-	-	-
Amortization of net loss	23	24	47	-	-	-
Other	1	-	1	-	-	-

Net periodic benefit cost	$97	$75	172	$6	$12	$18

Amount associated with discontinued operations	$63	$7	70	$1	$-	$1

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

    At December 31, 2010, AIG estimated its 2011 annual pension expense and contributions would be $282 million and $144 million, respectively. Included in those totals were $53 million of pension expense and $54 million of contributions for AIG Star and AIG Edison.

    For the six-month period ended June 30, 2011, AIG contributed $67 million to its U.S. and non-U.S. pension plans and estimates it will contribute an additional $32 million for the remainder of 2011. These estimates are subject to change because contribution decisions are affected by various factors, including AIG's liquidity, market performance and management discretion.

14. Income Taxes

Interim Tax Calculation Method

    In the first quarter of 2011, AIG began using the estimated annual effective tax rate method in computing its interim tax provisions. The recent stabilization of operations and expected financial results allow AIG to estimate the annual effective tax rate to be applied to year-to-date income.

    From the third quarter of 2008 through December 31, 2010, the discrete-period method was used to compute the interim tax provisions due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income, which were partly due to the effects of AIG's asset disposition program and restructuring.

    The estimated annual effective tax rates for the three- and six-month periods ended June 30, 2011 reflect a full valuation allowance against the deferred tax asset of the U.S. consolidated income tax group, and statutory rates were used for computing the tax expense of foreign subsidiaries.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three- and six-month periods ended June 30, 2011, the tax effects of the loss on extinguishment of debt, other-than-temporary impairments, realized capital gains and losses, sale of MetLife securities, and divestiture gains or losses were treated as discrete items.

Interim Tax Expense (Benefit)

    For the three- and six-month periods ended June 30, 2011, the effective tax rates on pretax income from continuing operations were (15.9) and (114.6) percent, respectively. The effective tax rates were negative because AIG recorded a tax benefit on pre-tax income. The tax benefit was primarily due to a decrease in the valuation allowance attributable to the anticipated inclusion of ALICO SPV within the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and effective settlements of certain uncertain tax positions.

    For the three- and six-month periods ended June 30, 2010, the effective tax rate on pretax income from continuing operations were 66.9 percent and 17.8 percent, respectively. The effective tax rate for the three-month period ended June 30, 2010, attributable to continuing operations differs from the statutory rate of 35 percent primarily due to the change in investment in subsidiaries and the increase in the valuation allowance, partially offset by the tax benefit associated with tax exempt interest. The effective tax rate for the six-month period ended June 30, 2010, attributable to continuing operations differs from the statutory rate of 35 percent primarily due to the decrease in the deferred tax asset valuation allowance resulting from changes in the expected taxable gain on subsidiaries to be sold, the tax benefit associated with tax exempt interest, and the bargain purchase gain associated with the acquisition of Fuji, partially offset by the change in investment in subsidiaries which was principally related to changes in the estimated U.S. tax liability with respect to the potential sale of the subsidiaries.

Assessment of Deferred Tax Asset Valuation Allowances

    The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires AIG to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

    AIG's framework for assessing the recoverability of deferred tax assets weighs the sustainability of recent operating profitability, the predictability of future operating profitability of the character necessary to realize the deferred tax assets, and its emergence from cumulative losses in recent years. The framework requires AIG to consider all available evidence, including:

  •
  the sustainability of recent operating profitability of the AIG subsidiaries in various tax jurisdictions;

  •
  the predictability of future operating profitability of the character necessary to realize the deferred tax assets;

  •
  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

  •
  the carryforward periods for the net operating loss, capital loss and foreign tax credit carryforwards;

  •
  the recognition of the gains and losses on business dispositions;

  •
  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets; and

  •
  the effect of reversing taxable temporary differences.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Despite several favorable developments, including the completion of the Recapitalization in January 2011, the active wind-down of AIGFP's portfolios, and the sale of certain businesses, AIG's U.S. consolidated income tax group has experienced cumulative losses in recent years and volatility in sustainable operating profit. Based on this evidence at June 30, 2011, AIG cannot yet overcome this significant negative evidence to assert at this time that the U.S. consolidated income tax group deferred tax asset will be realized.

    However, AIG's U.S. consolidated income tax group has reported financial taxable income over the first half of 2011 and is currently projecting financial taxable income for the full year 2011. Additionally, AIG's U.S. consolidated income tax group expects to emerge from cumulative losses in recent years in the second half of 2011. These factors, if realized, would represent significant positive evidence. Therefore, if these factors were to be met, and based on the characteristics of the deferred tax assets, the valuation allowance could be released in large part during the fourth quarter of 2011, which would materially and favorably affect Net income and Other comprehensive income in the period. At December 31, 2010, the valuation allowance for AIG's U.S. consolidated income tax group was $23.8 billion.

Tax Examinations and Litigation

    On March 29, 2011, the U.S. District Court, Southern District of New York, ruled on a motion for partial summary judgment that AIG filed on July 30, 2010 related to the disallowance of foreign tax credits associated with cross border financing transactions. The court denied AIG's motion with leave to renew following the completion of discovery regarding certain transactions referred to in AIG's motion, which AIG believes may be significant to the outcome of the action.

Accounting for Uncertainty in Income Taxes

    At June 30, 2011 and December 31, 2010, AIG's unrecognized tax benefits, excluding interest and penalties, were $5.1 billion and $5.3 billion, respectively. At June 30, 2011 and December 31, 2010, AIG's unrecognized tax benefits were $1.4 billion and $1.7 billion, respectively, related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at June 30, 2011 and December 31, 2010, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.7 billion and $3.6 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2011 and December 31, 2010, AIG accrued $845 million and $952 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six-month periods ended June 30, 2011 and 2010, AIG recognized $(107) million and $78 million, respectively, of income tax expense (benefit) for interest (net of the federal benefit) and penalties.

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

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.(a)	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

June 30, 2011
Assets:
Short-term investments	$8,844	$-	$22,647	$(1,002)	$30,489
Other investments(a)	7,652	-	480,538	(106,866)	381,324

Total investments	16,496	-	503,185	(107,868)	411,813
Cash	598	1	1,991	-	2,590
Loans to subsidiaries(b)	44,058	-	(44,058)	-	-
Debt issuance costs	169	-	305	-	474
Investment in consolidated subsidiaries(b)	90,624	33,477	2,577	(126,678)	-
Other assets, including current and deferred income taxes	5,416	2,749	133,557	(1,394)	140,328
Assets held for sale	-	-	61,593	-	61,593

Total assets	$157,361	$36,227	$659,150	$(235,940)	$616,798

Liabilities:
Insurance liabilities	$-	$-	$283,207	$(245)	$282,962
Other long-term debt	37,874	1,638	144,882	(104,933)	79,461
Other liabilities, including intercompany balances(a)(c)	12,226	4,120	81,195	(5,521)	92,020
Loans from subsidiaries(b)	14,580	389	(14,969)	-	-
Liabilities held for sale	-	-	57,150	-	57,150

Total liabilities	64,680	6,147	551,465	(110,699)	511,593

Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	-	-	-	11,465	11,465
Other	-	-	35	76	111

Total redeemable noncontrolling interests	-	-	35	11,541	11,576

Total AIG shareholders' equity	92,681	30,080	107,189	(137,269)	92,681
Noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-	-	-
Other	-	-	461	487	948

Total equity	92,681	30,080	107,650	(136,782)	93,629

Total liabilities and equity	$157,361	$36,227	$659,150	$(235,940)	$616,798

December 31, 2010
Assets:
Short-term investments	$5,602	$-	$39,907	$(1,771)	$43,738
Other investments(a)	5,852	-	486,494	(125,672)	366,674

Total investments	11,454	-	526,401	(127,443)	410,412
Cash	49	-	1,509	-	1,558
Loans to subsidiaries(b)	61,630	-	(61,630)	-	-
Debt issuance costs, including prepaid commitment asset of $3,628	3,838	-	241	-	4,079
Investment in consolidated subsidiaries(b)	93,511	33,354	(6,788)	(120,077)	-
Other assets, including current and deferred income taxes	7,852	2,717	150,157	(785)	159,941
Assets held for sale	-	-	107,453	-	107,453

Total assets	$178,334	$36,071	$717,343	$(248,305)	$683,443

Liabilities:
Insurance liabilities	$-	$-	$274,590	$(237)	$274,353
Federal Reserve Bank of New York credit facility	20,985	-	-	-	20,985
Other long-term debt	40,443	1,637	167,532	(124,136)	85,476
Other liabilities, including intercompany balances(a)(c)	31,586	4,414	59,354	(3,710)	91,644
Loans from subsidiaries(b)	1	379	(380)	-	-
Liabilities held for sale	-	-	97,300	12	97,312

Total liabilities	93,015	6,430	598,396	(128,071)	569,770

Redeemable noncontrolling nonvoting, callable, junior preferred interests	-	-	207	227	434
Total AIG shareholders' equity	85,319	29,641	117,641	(147,282)	85,319
Noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-	26,358	26,358
Other	-	-	1,099	463	1,562

Total noncontrolling interests	-	-	1,099	26,821	27,920

Total equity	85,319	29,641	118,740	(120,461)	113,239

Total liabilities and equity	$178,334	$36,071	$717,343	$(248,305)	$683,443

(a)
Includes intercompany derivative asset positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For June 30, 2011 and December 31, 2010, includes intercompany tax payable of $8.2 billion and $28.1 billion, respectively, and intercompany derivative liabilities of $496 million and $150 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $173 million and $152 million, respectively, for SAFG, Inc.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended June 30, 2011
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$2,064	$-	$-	$(2,064)	$-
Dividend income from consolidated subsidiaries(a)	130	171	-	(301)	-
Change in fair value of ML III	(347)	-	(320)	-	(667)
Other revenue(b)	192	208	16,943	-	17,343

Total revenues	2,039	379	16,623	(2,365)	16,676

Expenses:
Other interest expense	731	65	172	-	968
Loss on extinguishment of debt	18	-	61	-	79
Other expense	225	-	13,598	-	13,823

Total expenses	974	65	13,831	-	14,870

Income (loss) from continuing operations before income tax expense (benefit)	1,065	314	2,792	(2,365)	1,806
Income tax expense (benefit)(c)	(767)	(78)	557	-	(288)

Income (loss) from continuing operations	1,832	392	2,235	(2,365)	2,094
Income (loss) from discontinued operations	8	-	(45)	-	(37)

Net income (loss)	1,840	392	2,190	(2,365)	2,057
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	141	141
Other	-	-	64	-	64

Total income from continuing operations attributableto noncontrolling interests	-	-	64	141	205
Income from discontinued operations attributable to noncontrolling interests	-	-	12	-	12

Total net income attributable to noncontrolling interests	-	-	76	141	217

Net income (loss) attributable to AIG	1,840	$392	$2,114	$(2,506)	$1,840

Three Months Ended June 30, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(2,170)	$224	$-	$1,946	$-
Dividend income from consolidated subsidiaries(a)	393	-	-	(393)	-
Change in fair value of ML III	-	-	358	-	358
Other revenue(b)	938	46	16,972	-	17,956

Total revenues	(839)	270	17,330	1,553	18,314

Expenses:
Interest expense on FRBNY Credit Facility	755	-	-	(20)	735
Other interest expense	615	94	289	1	999
Other expenses	708	-	14,371	-	15,079

Total expenses	2,078	94	14,660	(19)	16,813

Income (loss) from continuing operations before income tax expense (benefit)	(2,917)	176	2,670	1,572	1,501
Income tax expense (benefit)(c)	(261)	(15)	1,281	-	1,005

Income (loss) from continuing operations	(2,656)	191	1,389	1,572	496
Loss from discontinued operations	-	-	(2,591)	(20)	(2,611)

Net income (loss)	(2,656)	191	(1,202)	1,552	(2,115)
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	508	508
Other	-	-	20	-	20

Total income from continuing operations attributable to noncontrolling interests	-	-	20	508	528
Income from discontinued operations attributable to noncontrolling interests	-	-	13	-	13

Total net income attributable to noncontrolling interests	-	-	33	508	541

Net income (loss) attributable to AIG	(2,656)	$191	$(1,235)	$1,044	$(2,656)

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss) (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Six Months Ended June 30, 2011
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$784	$470	$-	$(1,254)	$-
Dividend income from consolidated subsidiaries(a)	4,424	-	-	(4,424)	-
Change in fair value of ML III	(347)	-	424	-	77
Other revenue(b)	233	466	33,336	-	34,035

Total revenues	5,094	936	33,760	(5,678)	34,112

Expenses:
Interest expense on FRBNY Credit Facility	72	-	-	(2)	70
Other interest expense	1,482	159	318	-	1,959
Loss on extinguishment of debt	3,331	-	61	-	3,392
Other expense	272	-	27,993	-	28,265

Total expenses	5,157	159	28,372	(2)	33,686

Income (loss) from continuing operations before income tax expense (benefit)	(63)	777	5,388	(5,676)	426
Income tax expense (benefit)(c)	(1,033)	(10)	555	-	(488)

Income (loss) from continuing operations	970	787	4,833	(5,676)	914
Income (loss) from discontinued operations	1,139	-	479	(2)	1,616

Net income (loss)	2,109	787	5,312	(5,678)	2,530
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	393	393
Other	-	-	9	-	9

Total income from continuing operations attributable to noncontrolling interests	-	-	9	393	402
Income from discontinued operations attributable to noncontrolling interests	-	-	19	-	19

Total net income attributable to noncontrolling interests	-	-	28	393	421

Net income (loss) attributable to AIG	2,109	$787	$5,284	$(6,071)	$2,109

Six Months Ended June 30, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(928)	$479	$-	$449	$-
Dividend income from consolidated subsidiaries(a)	683	-	-	(683)	-
Change in fair value of ML III	-	-	1,109	-	1,109
Other revenue(b)	1,919	99	33,742	-	35,760

Total revenues	1,674	578	34,851	(234)	36,869

Expenses:
Interest expense on FRBNY Credit Facility	1,588	-	-	(40)	1,548
Other interest expense	1,222	187	526	2	1,937
Other expenses	863	-	29,379	-	30,242

Total expenses	3,673	187	29,905	(38)	33,727

Income (loss) from continuing operations before income tax expense (benefit)	(1,999)	391	4,946	(196)	3,142
Income tax expense (benefit)(c)	(1,126)	(27)	1,711	-	558

Income (loss) from continuing operations	(873)	418	3,235	(196)	2,584
Loss from discontinued operations	-	-	(2,228)	(40)	(2,268)

Net income (loss)	(873)	418	1,007	(236)	316
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	1,027	1,027
Other	-	-	139	-	139

Total income from continuing operations attributable to noncontrolling interests	-	-	139	1,027	1,166
Income from discontinued operations attributable to noncontrolling interests	-	-	23	-	23

Total net income attributable to noncontrolling interests	-	-	162	1,027	1,189

Net income (loss) attributable to AIG	(873)	$418	$845	$(1,263)	$(873)

(a)
Eliminated in consolidation.

(b)
Includes interest income of $126 million and $835 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $394 million and $1.7 billion for the six-month periods ended June 30, 2011 and 2010, respectively, for American International Group, Inc. (As Guarantor).

(c)
Income taxes recorded by American International Group, Inc. (As Guarantor) include deferred tax expense attributable to the pending sale of foreign businesses and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. See Note 14 herein for additional information.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Six Months Ended June 30, 2011
Net cash (used in) provided by operating activities – continuing operations	$(4,826)	$295	$(1,608)	$(6,139)
Net cash (used in) provided by operating activities – discontinued operations	-	-	2,675	2,675

Net cash (used in) provided by operating activities	(4,826)	295	1,067	(3,464)

Cash flows from investing activities:
Sales of investments	2,325	-	45,477	47,802
Sales of divested businesses, net	1,075	-	(488)	587
Purchase of investments	(5)	-	(53,454)	(53,459)
Loans to subsidiaries – net	(470)	-	470	-
Contributions to subsidiaries – net*	(19,025)	-	19,025	-
Change in short-term investments	(2,750)	-	15,717	12,967
Other, net*	3,308	-	23,522	26,830

Net cash (used in) provided by investing activities – continuing operations	(15,542)	-	50,269	34,727
Net cash (used in) provided by investing activities – discontinued operations	-	-	3,021	3,021

Net cash (used in) provided by investing activities	(15,542)	-	53,290	37,748

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility repayments	(14,622)	-	-	(14,622)
Issuance of other long-term debt	150	-	2,871	3,021
Repayments on other long-term debt	(3,571)	-	(6,397)	(9,968)
Drawdown on the Department of the Treasury Commitment*	20,292	-	-	20,292
Issuance of Common Stock	4,332	-	-	4,332
Intercompany loans – net	14,366	(294)	(14,072)	-
Other, net*	(30)	-	(34,807)	(34,837)

Net cash (used in) provided by financing activities – continuing operations	20,917	(294)	(52,405)	(31,782)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(1,932)	(1,932)

Net cash (used in) provided by financing activities	20,917	(294)	(54,337)	(33,714)
Effect of exchange rate changes on cash	-	-	29	29

Change in cash	549	1	49	599
Cash at beginning of period	49	-	1,509	1,558
Change in cash of businesses held for sale	-	-	433	433

Cash at end of period	$598	$1	$1,991	$2,590

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Six Months Ended June 30, 2010
Net cash (used in) provided by operating activities – continuing operations	$(276)	$(79)	$6,252	$5,897
Net cash (used in) provided by operating activities – discontinued operations	-	-	3,874	3,874

Net cash (used in) provided by operating activities	(276)	(79)	10,126	9,771

Cash flows from investing activities:
Sales of investments	1,007	-	33,813	34,820
Sales of divested businesses, net	277	-	1,396	1,673
Purchase of investments	(28)	-	(40,750)	(40,778)
Loans to subsidiaries – net	(504)	-	504	-
Contributions to subsidiaries – net	(2,183)	-	2,183	-
Other, net	(868)	-	800	(68)

Net cash (used in) provided by investing activities – continuing operations	(2,299)	-	(2,054)	(4,353)
Net cash (used in) provided by investing activities – discontinued operations	-	-	(1,714)	(1,714)

Net cash (used in) provided by investing activities	(2,299)	-	(3,768)	(6,067)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	12,700	-	-	12,700
Federal Reserve Bank of New York credit facility repayments	(10,030)	-	(93)	(10,123)
Issuance of other long-term debt	-	-	4,882	4,882
Repayments on other long-term debt	(1,405)	-	(5,280)	(6,685)
Proceeds from drawdown on the Department of the Treasury Commitment	2,199	-	-	2,199
Repayment of Department of the Treasury SPV Preferred Interests
Repayment of Federal Reserve Bank of New York SPV Preferred Interests
Issuance of Common Stock
Acquisition of noncontrolling interest
Intercompany loans – net	(881)	77	804	-
Other, net	-	-	(4,637)	(4,637)

Net cash (used in) provided by financing activities – continuing operations	2,583	77	(4,324)	(1,664)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(2,863)	(2,863)

Net cash (used in) provided by financing activities	2,583	77	(7,187)	(4,527)

Effect of exchange rate changes on cash	-	-	(92)	(92)

Change in cash	8	(2)	(921)	(915)
Cash at beginning of period	57	2	4,341	4,400
Change in cash of businesses held for sale	-	-	(645)	(645)

Cash at end of period	$65	$-	$2,775	$2,840

*
Includes activities related to the Recapitalization. See Note 12 herein.

American International Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Supplementary disclosure of cash flow information:

	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the six months ended June 30, 2011 for:
Interest:
Third party*	$(5,946)	$(64)	$(1,071)	$(7,081)
Intercompany	(162)	(91)	253	-
Taxes:
Income tax authorities	$13	$-	$(560)	$(547)
Intercompany	638	-	(638)	-

Cash (paid) received during the six months ended June 30, 2010 for:
Interest:
Third party	$(1,348)	$(83)	$(1,304)	$(2,735)
Intercompany	(1)	(103)	104	-
Taxes:
Income tax authorities	$(14)	$-	$(845)	$(859)
Intercompany	438	8	(446)	-

*
Includes payment of FRBNY credit facility accrued compounded interest of $4.7 billion in the first quarter of 2011.

 American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Six Months Ended June 30, (in millions)	2011	2010

Intercompany non-cash financing and investing activities:
Temporary paydown of FRBNY Credit Facility by subsidiary	$-	$93
Return of capital and dividend received in the form of bond trading securities	3,668	-
Capital contributions to subsidiaries through forgiveness of loans	-	100
Intercompany loan receivable offset by intercompany payable	18,284	25
Other capital contributions – net	292	578

American International Group, Inc. and Subsidiaries

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

    This Quarterly Report on Form 10-Q and other publicly available documents may include, and officers and representatives of American International Group, Inc. (AIG) may from time to time make, projections, goals, assumptions and statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as "believe", anticipate", "expect", "intend", "plan", "view", "target" or "estimate". These projections, goals, assumptions and statements may address, among other things:

  •
  the timing of the disposition of the ownership position of the United States Department of the Treasury (Department of the Treasury) in AIG;

  •
  the timing and method of repayment of the preferred interests (the SPV Preferred Interests) in AIA Aurora LLC held by the Department of the Treasury;

  •
  AIG's exposures to subprime mortgages, monoline insurers, the residential and commercial real estate markets, state and municipal bond issuers and sovereign bond issuers;

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

    It is possible that AIG's actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and aspirational statements. Factors that could cause AIG's actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

  •
  actions by credit rating agencies;

  •
  changes in market conditions;

  •
  the occurrence of catastrophic events;

  •
  significant legal proceedings;

  •
  concentrations in AIG's investment portfolios, including its municipal bond portfolio;

  •
  judgments concerning casualty insurance underwriting and reserves;

  •
  judgments concerning the recognition of deferred tax assets;

  •
  judgments concerning the recoverability of ILFC's fleet of aircraft; and

  •
  such other factors as are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Quarterly Report on Form 10-Q, in Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q of AIG for the quarter ended March 31, 2011 (AIG's First Quarter Form 10-Q), throughout Part II, Item 7. Management's Discussion and Analysis of Financial

American International Group, Inc. and Subsidiaries

    Condition and Results of Operations and in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K of AIG for the year ended December 31, 2010 (AIG's 2010 Annual Report on Form 10-K).

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

Executive Overview

    This executive overview of management's discussion and analysis highlights selected information and may not contain all of the information that is important to readers of AIG's financial statements. This Quarterly Report on Form 10-Q should be read in its entirety, together with AIG's First Quarter Form 10-Q and AIG's 2010 Annual Report on Form 10-K, for a complete description of events, trends and uncertainties as well as the capital, liquidity, credit, operational and market risks and the critical accounting estimates affecting AIG and its subsidiaries.

    AIG reports the results of its operations through the following reportable segments:

  •
  Chartis — AIG's property and casualty operations are conducted through multiple-line companies writing substantially all commercial and consumer lines both domestically and abroad. Chartis offers its products through a diverse, multi-channel distribution network that includes agents, wholesalers, global and local brokers, and direct-to-consumer platforms. Beginning in the third quarter of 2010, reporting includes the results of Fuji Fire & Marine Insurance Company Limited (Fuji), which writes primarily consumer lines in Japan.

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

  •
  Financial Services — AIG's financial services businesses engage primarily in commercial aircraft leasing through International Lease Finance Corporation (ILFC) and in the management of the remaining Capital Markets derivatives portfolio through AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP).

American International Group, Inc. and Subsidiaries

Highlights

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

    •
    applying proceeds from the AIA Group Limited (AIA) initial public offering and the American Life Insurance Company (ALICO) sale to partially repay the U.S. government's ownership interests (the SPV Preferred Interests) in special purpose vehicles that held AIA and ALICO (the AIA SPV and the ALICO SPV, respectively, and collectively, the SPVs). As part of the Recapitalization, AIG used approximately $6.1 billion of the cash proceeds from the sale of ALICO to repay a portion of the liquidation preference and accrued return of the SPV Preferred Interests. The SPV Preferred Interests were further reduced during the first quarter of 2011 by approximately $9.1 billion using proceeds from the sale of AIG Star Life Insurance Co., Ltd. (AIG Star), AIG Edison Life Insurance Company (AIG Edison) and the sale of MetLife, Inc. (MetLife) securities received in the sale of ALICO, in each case, discussed below; and

    •
    exchanging preferred stock held by the Department of the Treasury and the AIG Credit Facility Trust (the Trust) for AIG common stock, par value $2.50 per share (AIG Common Stock).

  •
  On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. (Nan Shan) to a Taiwan-based consortium for $2.16 billion in cash. All regulatory approvals for the sale have been received and the transaction is expected to close during the third quarter of 2011. See Note 4 to the Consolidated Financial Statements for additional information.

  •
  On January 31, 2011, ILFC entered into an unsecured $2.0 billion three-year revolving credit facility. On March 30, 2011, ILFC entered into a secured $1.3 billion term loan with the right to add an additional $200 million of lender commitments. On April 21, 2011, ILFC increased its secured $1.3 billion term loan for a total commitment of $1.5 billion. On May 24, 2011, ILFC issued $1.0 billion aggregate principal amount of 5.75 percent senior notes due in 2016 and $1.25 billion aggregate principal amount of 6.25 percent senior notes due in 2019. On June 17, 2011, ILFC completed tender offers for the purchase of approximately $1.67 billion aggregate principal amount of notes with maturity dates in 2012 and 2013 for total cash consideration, including accrued interest, of approximately $1.75 billion. ILFC recorded losses of $61 million on the extinguishment of debt.

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

American International Group, Inc. and Subsidiaries

 Financial Overview

    AIG's income from continuing operations before income taxes increased $305 million to $1.8 billion for the three months ended June 30, 2011 compared to the same period in 2010 reflecting the following:

  •
  fair value gains of $1.5 billion on the AIA ordinary shares, partially offset by the effect of the deconsolidation of AIA during the fourth quarter of 2010;

  •
  a decline in interest expense as a result of the repayment of the FRBNY Credit Facility;

  •
  a reduction in unallocated corporate expenses, principally due to the effect of securities litigation related charges recorded in the second quarter of 2010;

  •
  lower levels of other-than-temporary impairment charges;

  •
  an increased underwriting loss for Chartis reflecting higher catastrophe losses; and

  •
  a reduction in the fair value of the Maiden Lane Interests driven by widening spreads.

    In the first six months of 2011, income from continuing operations before income taxes declined by $2.7 billion compared to the same period in 2010 and reflected a $3.3 billion loss on extinguishment of debt recorded in the first quarter of 2011, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility on January 14, 2011 and lower fair value gains on the Maiden Lane Interests, partially offset by higher fair value gains on the AIA ordinary shares.

    In the first six months of 2011, AIG recorded income from discontinued operations net of taxes of $1.6 billion, which included a pre-tax gain of $2.0 billion recorded in the first quarter of 2011 on the sale of AIG Star and AIG Edison compared to a net loss of $2.3 billion in the same period in 2010, which included an impairment charge of $3.3 billion associated with the sale of ALICO.

    See Results of Operations — Consolidated Results and Segment Results for further discussion.

Other Developments

    On June 17, 2011, Chartis completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which the majority of Chartis' U.S. asbestos liabilities were transferred to NICO. At the closing of this transaction, but effective as of January 1, 2011, Chartis ceded the bulk of its net asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. Chartis paid NICO approximately $1.67 billion as consideration for this cession and NICO assumed approximately $1.82 billion of net asbestos liabilities. As a result of this transaction, Chartis recorded a deferred gain of $150 million in the second quarter of 2011, which is being amortized into the Chartis results of operations over the settlement period of the underlying claims.

    On May 27, 2011, AIG and the Department of the Treasury, as the selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. A portion of the net proceeds AIG received from this offering, $550 million, is available to fund a litigation settlement, and AIG intends to use the balance of the net proceeds for general corporate purposes.

    See Capital Resources and Liquidity herein and Notes 1 and 4 to the Consolidated Financial Statements for additional information on these transactions.

American International Group, Inc. and Subsidiaries

Outlook

Priorities for 2011 and Beyond

    AIG is focused on the following priorities for 2011 and beyond:

  •
  continuing to strengthen and grow AIG's businesses;

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

  •
  managing its capital more efficiently;

  •
  investing its available cash in order to increase its net investment income; and

  •
  continuing to work towards achieving the long-term aspirational goals with respect to return on equity and earnings per share as discussed in AIG's First Quarter Form 10-Q.

Chartis

    Given current property and casualty industry capital levels and overall economic conditions, 2011 is anticipated to be a challenging year as Chartis expects a weak growth environment in most developed economies. The weakness of ratable exposures (i.e., asset values, payrolls, and sales) in 2010 and its negative impact on the overall market premium base, as well as continued weakness in commercial insurance rates, were initially expected to continue through 2011. However, in the first six months of 2011, Chartis has observed that the extent of ratable exposure weakness in the United States is beginning to abate. In addition, for the six-month period ended June 30, 2011 Chartis U.S. has observed a modest overall increase in its rates for the first time since 2009. In certain growth economies such as Brazil, Turkey, India, and Asia Pacific countries, Chartis expects improved growth rates.

    In 2011, Chartis continues to execute on its strategy of growing its higher margin and less capital intensive lines of business and implementing corrective actions on underperforming businesses. Management continues to review its underlying businesses to ensure that they meet overall performance measures while seeking to reduce the overall volatility of results. In connection with these ongoing reviews, during the six months ended June 30, 2011, management took certain remedial actions relating to certain Consumer line programs that did not meet internal performance or operating targets, including the decision to reduce its net premiums written for two specific programs. Notwithstanding these actions, Chartis U.S. expects to continue to grow its Consumer lines business and, excluding these specific actions, the overall Consumer business continues to see growth in line with management's expectations.

    To the extent that the aforementioned weakness in ratable exposures continue to abate, Chartis U.S. expects moderate growth in both gross and net written premiums in 2011. Chartis U.S. expects continued growth within its Consumer lines business and an overall decline in certain classes of its Commercial lines business. Because the Consumer lines business generally carries higher origination costs than Commercial lines business, Chartis U.S. expects an overall increase in its expense ratio due to the change in the mix of business. However, this increase is expected to be largely offset by on-going expense saving initiatives that were introduced in 2010.

    Chartis International expects continued growth in net written premiums in 2011 as a result of its well established franchises and operations, expectations for continued globalization, increased demand for liability insurance, and growth in the gross domestic product within countries included in the Growth Economies region. Growth is also expected in the Far East region due in large part to the full-year inclusion of the Fuji results, compared to only six months of results in 2010. Further, in connection with its acquisition of a controlling interest in Fuji in 2010, Chartis recognized certain net intangible liabilities related to the difference between the fair value

American International Group, Inc. and Subsidiaries

and the carrying value of the insurance contracts acquired. The amortization of these liabilities will have a beneficial impact on the expense ratio through the third quarter of 2011. Strong pricing discipline in a continued soft market is expected to keep the Europe region net written premiums at levels consistent with 2010.

    On March 11, 2011, a major earthquake occurred near the northeast coast of Honshu, Japan, triggering a tsunami in the Pacific Ocean. This disaster is referred to as the Great Tohoku Earthquake & Tsunami (the Tohoku Catastrophe).

The following table summarizes Chartis charges related to the Tohoku Catastrophe:

(in millions)	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011

Claims and claims adjustment expenses	$1,298	$1,284
Reinsurance reinstatement premiums	39	53

Total	$1,337	$1,337

    The claims and claims adjustment expenses incurred include Chartis' participation in the Japanese Earthquake Reinsurance Company (JERC). The JERC is a joint government-private sector insurance system that is the exclusive provider of earthquake coverage for personal dwellings and their contents in Japan. Under the JERC system, a maximum of 5.5 trillion Yen ($67 billion at the June 30, 2011 weighted average exchange rate) of industry-wide losses will be covered by the Japanese government, the JERC, and private, general insurance companies in Japan through five layers of liability. Fuji is a 6.2 percent shareholder of the JERC. As such, Fuji, in accordance with Japanese statutory accounting rules, as well as the requirements of private sector participants in the JERC, had previously established reserves for potential claims associated with earthquake damage to personal dwellings. These reserves, which are backed by funds held by the JERC, exist to cover the potential losses that Fuji could sustain in connection with JERC-related claims. Given these statutory reserves, and its current estimate of losses, Chartis expects minimal net effects on the statutory capital and liquidity of its Japanese operations.

    The Tohoku Catastrophe caused significant damage to Japan's transportation, power, manufacturing and service sectors and resulted in disruptions to supply chains, particularly in the technology and automobile industries. These disruptions have resulted in contingent business interruption (CBI) claims from insureds.

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

    Chartis believes that the estimated loss liabilities for this catastrophe, including reserves established for CBI claims and JERC-related losses, are reasonable. Chartis has concluded that as of June 30, 2011 there was no overall net change to its March 31, 2011 estimate of total net losses, inclusive of reinstatement premiums, relating to the Tohoku Catastrophe. However, given the unprecedented nature of the catastrophe and the inherent nature of the underlying claims, the subsequent development of these liabilities in future periods could vary materially from amounts included in the accompanying June 30, 2011 financial statements.

    As part of Chartis' ongoing strategy to reduce its overall loss reserve development risk, on June 17, 2011, but with retroactive effect to January 1, 2011, Chartis completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway, Inc., under which the majority of Chartis' U.S. asbestos liabilities were transferred to NICO. The transaction with NICO covers potentially volatile U.S.-related asbestos exposures. The transaction does not cover asbestos accounts that Chartis believes have already been reserved to their limit of liability or certain other ancillary asbestos exposure assumed by Chartis subsidiaries. The transfer was effected under a reinsurance agreement with an aggregate limit of $3.5 billion. Chartis paid NICO approximately $1.67 billion as consideration for this cession and NICO assumed approximately $1.82 billion of net asbestos liabilities. In connection with this transaction, Chartis recorded a deferred gain of $150 million in the second

American International Group, Inc. and Subsidiaries

quarter of 2011, which is being amortized into the Chartis results of operations as the underlying claims are settled.

    Under GAAP, any future loss development on this retroactive reinsurance agreement will be reported in the period recognized through the results of operations. The corresponding recovery from NICO will be deferred, and consistent with the original deferred gain, amortized into the results of operations over the settlement period of the underlying claims.

    Consistent with AIG's worldwide insurance investment policy, Chartis places primary emphasis on investments in fixed income securities issued by corporations, municipalities and other governmental agencies, and to a lesser extent, common stocks, real estate hedge funds and other alternative investments.

    Fixed maturity securities held by Chartis U.S. historically have consisted primarily of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to better optimize its overall investment portfolio, including risk-return and tax objectives, Chartis U.S. has begun to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments which meet overall liquidity, duration and quality objectives as well as current risk-return and tax objectives.

    Chartis makes determinations of other-than-temporary impairments based on the fundamental credit analyses of individual securities. For the Chartis U.S. other invested asset classes, more specifically life settlements contracts, impairments are evaluated on a contract-by-contract basis. During the second quarter of 2011, Chartis U.S. implemented an enhanced process in which updated medical information on individual insured lives is requested on a routine basis. In cases where updated information indicates that an individual's health has improved, an impairment loss may arise as a result of revised estimates of net cash flows from the related contract. Chartis U.S. also revised its valuation table, which it is using in estimating future net cash flows. This had the general effect of decreasing the projected net cash flows on a number of contracts. These changes resulted in an increase in the number of life settlement contracts identified as potentially impaired compared to previous analyses. As the overall book of business continues to mature and new medical information continues to become available regarding insureds, updated life expectancy assumptions may result in an increase in impairments relating to these assets. At June 30, 2011, Chartis U.S. held 5,819 life settlement contracts, included in Other invested assets, with a carrying value of $4.0 billion and a face value of $18.4 billion.

    Chartis presents its financial information in the manner in which the business is currently being managed, with Chartis U.S. and Chartis International as the primary units included in the segment. On March 31, 2011, AIG announced a reorganization of its Chartis operations and named a new management team. Under the new structure, Chartis will consist of two major global groups — commercial and consumer — with the supporting claims, actuarial, and underwriting disciplines integrated into these two major business operations. In addition, Chartis will be organized geographically as four principal regions: the United States & Canada, Europe, the Far East and Growth Economies (primarily Asia Pacific, Africa, the Middle East and Latin America).

    During the second quarter of 2011, the newly appointed executive management team made a number of key appointments to its overall management team and certain key decisions regarding how its underlying operating segments will be organized. However, management continues to work on the final key elements of the new organization and operating structure. As the new structure is finalized, the presentation of Chartis results will be modified accordingly and prior periods' presentations will be modified to conform to the new reporting presentation. Currently, Chartis anticipates that it will complete its organization and operating design and related segment reporting changes in the third quarter of 2011.

SunAmerica

    SunAmerica intends in 2011 to expand its distribution capabilities, reposition its excess cash and liquidity, maintain a strong statutory surplus, pro-actively manage expenses and, subject to regulatory approval, increase dividends paid to AIG Parent. SunAmerica made progress on all of these fronts during the first six months of 2011.

American International Group, Inc. and Subsidiaries

    SunAmerica built up a large cash and short-term investment position with the intention of purchasing all the assets in the Maiden Lane II portfolio. With the FRBNY's decision to sell the MLII assets through a competitive sales process, SunAmerica began acquiring other fixed income investments, including certain securities from Maiden Lane II. However, beginning late in the first quarter of 2011, SunAmerica started investing its excess cash and liquid assets in longer-term higher-yielding securities to improve spreads, while actively managing credit and liquidity risks. SunAmerica made substantial progress commencing in the latter part of the first quarter of 2011 reducing its cash and short-term investment position from $19.4 billion at December 31, 2010 to $4.6 billion at June 30, 2011.

    After a period of historic lows, interest rates generally increased at the longer part of the yield curve during the latter part of 2010 and through the first three months of 2011 before declining in the three months ended June 30, 2011. Changes in the interest rate environment affect the relative attractiveness of fixed annuities compared to alternative products. Although interest rates declined in the second quarter of 2011, SunAmerica believes that its fixed annuity sales should continue to exceed 2010 sales levels.

    During 2011, SunAmerica sold approximately $3.4 billion of investments in order to generate capital gains to partially preserve the recoverability of the deferred tax asset relating to capital losses. The reinvestment of the proceeds from these sales will ultimately create downward pressure on yields due to the current low interest rate environment.

    SunAmerica has experienced an increase in its variable annuity sales as various distribution partners have resumed sales of SunAmerica's products during 2010 and 2011. SunAmerica's largest pre-financial crisis variable annuity distribution partner agreed to resume distribution of SunAmerica's products in mid-2011. As a result of broader distribution opportunities and improvement in the equity markets, SunAmerica expects continued improvement in its variable annuity sales.

    In amortizing Deferred Policy Acquisition Costs (DAC), Value of Business Acquired (VOBA) and Sales Inducement Assets (SIA), SunAmerica uses a reversion to mean methodology to account for fluctuations in separate account returns for its variable annuity business. Favorable separate account returns in the second half of 2011 could trigger a favorable unlocking, where the reversion to mean assumption is reset in 2011 which could result in higher amortization expense in future periods. Such unlocking is not expected to be significant to SunAmerica's operating results.

    AIG life insurance companies have received industry-wide regulatory inquiries with respect to claims settlement practices and compliance with unclaimed property laws. AIG life insurance companies are enhancing their claims practices to use information such as the Social Security Death Master File to determine when insureds have died, and thus increased their estimated reserves for incurred but not reported death claims by $100 million in the second quarter of 2011.

    SunAmerica already had robust practices relating to insurance claims settlements and compliance with unclaimed property laws that are consistent with applicable legal requirements and historical industry standards.

    SunAmerica focuses on identifying cost effective opportunities to manage certain redundant statutory reserve requirements on term insurance and universal life insurance with secondary guarantees (XXX and AXXX reserves) through intercompany reinsurance agreements. For this purpose, SunAmerica had a $585 million syndicated letter of credit facility and $215 million of letters of credit on a bilateral basis outstanding at June 30, 2011, all of which relate to intercompany life reinsurance transactions. All of these letters of credit are due to mature on December 31, 2015.

American International Group, Inc. and Subsidiaries

Financial Services

ILFC

    ILFC continues to execute on its strategy to manage its fleet of aircraft, and expects to continue selling and parting out certain aircraft throughout the year. Depending on market conditions and the specific aircraft that may be sold, ILFC may incur additional losses on sales or record impairment charges and fair value adjustments, although these charges are not currently expected to be at the level recognized in 2010. AIG is considering strategic alternatives for ILFC, which may include a potential sale, spinoff or initial public offering.

AIGFP

    The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011. The remaining AIGFP derivatives portfolio consists predominantly of transactions AIG believes are of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis, although the portfolio may experience periodic mark-to-market volatility.

Other Operations

Parent & Other Businesses

    In 2011, AIG completed the Recapitalization, executed transactions in the debt and equity capital markets and substantially completed its asset disposition plan. It is expected that declines in interest expense and costs associated with disposition activity will be at least partially offset in the short term by increases in unallocated expenses, primarily attributable to corporate initiatives and efforts to continue improving internal controls and financial and operating technology platforms. In addition, Parent and Other operations may continue to experience periodic volatility due to fair value gains or losses on the AIA ordinary shares and the retained interest in ML III.

Mortgage Guaranty

    United Guaranty Corporation (UGC) has continued to improve its new book of business through differentiated pricing and improved underwriting practices. In older books of business, primarily the 2005 to 2008 books, newly reported delinquencies continue to decline while increased claims severity and overturns on previously denied claims unfavorably impacted results. UGC continues to deny claims and rescind coverage on loans (collectively referred to as rescissions) related to fraudulent or undocumented claims, underwriting guideline violations and other deviations from contractual terms, mostly with respect to the 2006 and 2007 vintage books of business. These policy violations have resulted in loan rescissions totaling $402 million of claims on first-lien business during the first six months of 2011 compared to $230 million during the same period in 2010. Although rescissions will continue to affect UGC's financial results, they have declined as a percentage of claims due to a higher level of appeals and overturns resulting from additional resources deployed by lenders and mortgage servicers to address loan documentation issues. While these items may increase volatility in the future, AIG believes it has provided appropriate reserves for currently delinquent loans after consideration of rescissions and overturns, consistent with industry practice.

    Foreclosure moratoriums as a result of state attorneys' general investigations into lenders' foreclosure practices and new financial regulations initiated in 2010 have slowed the reporting of claims from foreclosures. As a result, UGC is incurring additional costs associated with the payment of older claims which has adversely affected claim severity. This trend may continue and may affect UGC's future financial results. Final resolution of these issues is uncertain and UGC cannot reasonably estimate the ultimate financial impact that any resolution, individually or collectively may have on its future results of operations or financial condition.

    In March 2011, federal regulators (as required by the Dodd-Frank Act) issued a proposed risk retention rule that included a definition of a Qualified Residential Mortgage (QRM) whereby a maximum loan-to-value ratio (LTV) of 80 percent would be required for a home purchase transaction. The LTV is calculated without imputing

American International Group, Inc. and Subsidiaries

any benefit from private mortgage insurance coverage that may be purchased for that loan. The final regulations could adversely impact UGC's volume of domestic first-lien new insurance written, depending on the final definition of a QRM, the maximum LTV allowed and the benefit, if any, prescribed to the presence of private mortgage insurance.

Direct Investment Book

    Matched Investment Program (MIP) assets and liabilities and certain non-derivative assets and liabilities of AIGFP are currently managed on a collective program basis to limit the need for additional liquidity from AIG Parent. Liquidity requirements across the two portfolios are satisfied by transferring cash between AIG Parent and AIGFP as needed. Program management is focused on reducing and managing liquidity requirements, including contingent liquidity requirements arising from collateral posting requirements, for both derivative and debt positions of the combined program. As part of this program management, AIG may from time to time access the capital markets, subject to market conditions.

    During 2011, AIG expects to continue to exit non-strategic assets within the Global Real Estate investment portfolio. AIG carefully evaluates each investment in the portfolio with a view towards optimizing the value of higher quality assets by considering, among other things, the risk adjusted returns, overall investment risks and funding commitment. This strategy may extend the hold times for certain assets in the portfolio in order to maximize returns.

The remainder of this MD&A is organized as follows:

    AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q to assist readers seeking additional information related to a particular subject.

American International Group, Inc. and Subsidiaries

Results of Operations

Consolidated Results

The following table presents AIG's condensed consolidated results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Revenues:
Premiums	$9,898	$11,073	(11)%	$19,380	$21,987	(12)%
Policy fees	682	657	4	1,366	1,305	5
Net investment income	4,464	5,041	(11)	10,033	10,241	(2)
Net realized capital gains (losses)	66	(487)	-	(585)	(821)	29
Aircraft leasing revenue	1,134	1,180	(4)	2,290	2,423	(5)
Other income	432	850	(49)	1,628	1,734	(6)

Total revenues	16,676	18,314	(9)	34,112	36,869	(7)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,086	8,743	(8)	17,045	17,336	(2)
Interest credited to policyholder account balances	1,110	1,127	(2)	2,215	2,236	(1)
Amortization of deferred acquisition costs	1,786	1,967	(9)	3,502	3,989	(12)
Other acquisition and insurance expenses	1,653	1,704	(3)	3,204	3,314	(3)
Interest expense	968	1,734	(44)	2,029	3,485	(42)
Aircraft leasing expenses	627	636	(1)	1,297	1,640	(21)
Loss on extinguishment of debt	79	-	-	3,392	-	-
Net (gain) loss on sale of divested businesses and properties	2	(198)	-	74	(122)	-
Other expenses	559	1,100	(49)	928	1,849	(50)

Total benefits, claims and expenses	14,870	16,813	(12)	33,686	33,727	-

Income from continuing operations before income tax expense (benefit)	1,806	1,501	20	426	3,142	(86)
Income tax expense (benefit)	(288)	1,005	-	(488)	558	-

Income from continuing operations	2,094	496	322	914	2,584	(65)
Income (loss) from discontinued operations, net of income tax expense (benefit)	(37)	(2,611)	99	1,616	(2,268)	-

Net income (loss)	2,057	(2,115)	-	2,530	316	701

Less: Net income attributable to noncontrolling interests	217	541	(60)	421	1,189	(65)

Net income (loss) attributable to AIG	$1,840	$(2,656)	-%	$2,109	$(873)	-%

    Significant fluctuations in line items for the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 are discussed below.

Premiums

    Premiums decreased in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 reflecting declines of $2.4 billion and $4.8 billion, respectively, resulting from the deconsolidation of AIA in the fourth quarter of 2010. Excluding the effects of the deconsolidation of AIA, Premiums increased 15 percent and 13 percent, respectively, for the three- and six-month periods ended June 30, 2011 due primarily to growth in Chartis premiums, primarily resulting from the consolidation of Fuji commencing in the third quarter of 2010. See Chartis results herein for further discussion.

American International Group, Inc. and Subsidiaries

 Policy Fees

    Policy fees increased in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 primarily due to higher variable annuity fees on the separate account assets consistent with the growth in variable accounts assets as a result of positive equity market conditions in 2010 through the first six months of 2011.

Net Investment Income

The following table summarizes the components of Net investment income:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Fixed maturities, including short-term investments	$3,039	$3,617	(16)%	$5,730	$7,198	(20)%
ML II	(176)	120	-	75	280	(73)
ML III	(667)	358	-	77	1,109	(93)
Change in fair value of AIA securities	1,521	-	-	2,583	-	-
Change in the fair value of MetLife securities prior to the sale	-	-	-	(157)	-	-
Other equity securities	40	106	(62)	81	159	(49)
Interest on mortgage and other loans	263	326	(19)	530	667	(21)
Partnerships	470	431	9	1,124	812	38
Mutual funds	12	(16)	-	61	(2)	-
Real estate	27	31	(13)	52	57	(9)
Other investments	52	271	(81)	121	290	(58)

Total investment income before policyholder income and trading gains	4,581	5,244	(13)	10,277	10,570	(3)
Policyholder investment income and trading gains (losses)	-	1	-	-	(74)	-

Total investment income	4,581	5,245	(13)	10,277	10,496	(2)
Investment expenses	117	204	(43)	244	255	(4)

Net investment income	$4,464	$5,041	(11)%	$10,033	$10,241	(2)%

    For the three- and six-month periods ended June 30, 2011 Net investment income was primarily impacted by the following:

  •
  fair value gains on the AIA ordinary shares;

  •
  a decline in fair values of AIG's interest in ML II and ML III;

  •
  higher income from partnership investments due to an improved market environment; and

  •
  lower income from fixed maturity securities reflecting a lower level of invested assets, primarily due to the effect of the deconsolidation of AIA in the fourth quarter of 2010.

American International Group, Inc. and Subsidiaries

 Net Realized Capital Gains (Losses)

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Sales of fixed maturity securities	$624	$134	366%	$757	$473	60%
Sales of equity securities	37	65	(43)	140	263	(47)
Other-than-temporary impairments:
Severity	(13)	(18)	28	(21)	(49)	57
Change in intent	-	(13)	-	(4)	(21)	81
Foreign currency declines	(3)	(1)	(200)	(5)	(3)	(67)
Issuer-specific credit events	(162)	(551)	71	(390)	(1,374)	72
Adverse projected cash flows	(3)	-	-	(16)	-	-
Provision for loan losses	(18)	(76)	76	(35)	(201)	83
Change in the fair value of MetLife securities prior to the sale	-	-	-	(191)	-	-
Foreign exchange transactions	(346)	846	-	(1,037)	1,504	-
Derivative instruments	148	(882)	-	454	(1,396)	-
Other	(198)	9	-	(237)	(17)	(1,294)

Net realized capital gains (losses)	$66	$(487)	-%	$(585)	$(821)	29%

    For the three- and six-month periods ended June 30, 2011 Net realized capital gains were impacted by the following:

  •
  gains from derivative instruments not designated for hedge accounting compared to losses in the year-ago period which resulted from the weakening of the U.S. dollar against the Euro and Swiss franc, along with a decrease in interest rates;

  •
  foreign exchange transaction losses incurred compared to gains primarily from the weakening of the U.S. dollar against the Euro and the Swiss franc;

  •
  lower other-than-temporary impairment charges from issuer-specific credit events;

  •
  increases in gains on the sale of fixed maturity securities as part of AIG's strategy to optimize investment portfolio returns; and

  •
  gains from derivative instruments not designated for hedge accounting, compared to losses in the year-ago period which resulted from both the weakening of the U.S. dollar against the Euro and British pound and an increase in interest rates in the 2010 period.

Aircraft Leasing Revenue

    Aircraft leasing revenue decreased in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 due to a reduction in the size of ILFC's aircraft fleet under operating leases as a result of the sales of aircraft during 2010 and 2011 and the impact of lower lease rates on used aircraft. At June 30, 2011, ILFC had 933 aircraft in its fleet, compared to 946 at June 30, 2010.

Other Income

    Other income includes unrealized gains and losses on derivatives including unrealized market valuation gains and losses associated with Capital Markets' super senior credit default swap (CDS) portfolio as well as income from Asset Management operations. The declines in Other income for three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 were driven by credit valuation adjustments on Capital Markets derivative assets and liabilities and Direct Investment book assets and liabilities as well as lower levels of

American International Group, Inc. and Subsidiaries

impairment charges in Global Real Estate and the effects of the active wind-down of the AIGFP derivatives portfolio.

    For the first six months of 2011, Other income was also impacted by the effect of deconsolidation of certain portfolio investments and the sale of AIG's third party asset management business in the first quarter of 2010. Additionally, the first six months of 2010 also reflected a bargain purchase gain of $332 million recognized in the first quarter of 2010 related to the acquisition of Fuji. See Note 5 to the Consolidated Financial Statements.

    See Segment Results — Financial Services Operations — Financial Services Results — Capital Markets Results and Critical Accounting Estimates — Level 3 Assets and Liabilities and Note 6 to the Consolidated Financial Statements.

Policyholder Benefits and Claims Incurred

    The declines in Policyholder benefits and claims incurred for the three and six months ended June 30, 2011, reflected declines of $2.1 billion and $4.0 billion related to the deconsolidation of AIA. These declines were partially offset in the three and six months ended June 30, 2011 by the effect of Chartis' consolidation of Fuji and increased catastrophe losses, including the U.S. tornadoes in the second quarter and the Tohoku Catastrophe in the first quarter of 2011.

Amortization of Deferred Acquisition Costs

    The decline in Amortization of deferred acquisition costs in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 primarily results from the deconsolidation of AIA in the fourth quarter of 2010. This decrease was partially offset by increases for SunAmerica related to lower DAC amortization benefit from capital losses compared to 2010 due to significantly lower net realized capital losses in 2011.

Other Acquisition and Other Insurance Expenses

    Policy acquisition and other insurance expenses decreased slightly in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 as a result of the deconsolidation of AIA in the fourth quarter of 2010, partially offset by the consolidation of Fuji commencing in the third quarter of 2010.

Interest Expense

    Interest expense decreased in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 primarily as a result of the repayment and termination of the FRBNY Credit Facility on January 14, 2011. See Note 1 to the Consolidated Financial Statements for further discussion.

Aircraft Leasing Expenses

    Aircraft leasing expenses decreased in the six-month period ended June 30, 2011 compared to the same period in 2010 due to lower impairment charges, fair value adjustments and lease-related charges recorded on aircraft. During the six months ended June 30, 2011, ILFC recorded impairment charges, fair value adjustments and lease-related charges of $155 million on certain aircraft related primarily to sales and potential sales of aircraft compared to charges of $497 million in the same period in 2010.

Loss on Extinguishment of Debt

    The loss on extinguishment of debt for the three- and six-month periods ended June 30, 2011 includes:

  •
  a $61 million loss on the extinguishment of debt resulting from ILFC's completion of tender offers to purchase notes on June 17, 2011;

American International Group, Inc. and Subsidiaries

  •
  an $18 million loss from the extinguishment of debt associated with AIG's Equity Units during the second quarter of 2011; and

  •
  a $3.3 billion charge for the six-month period ended June 30, 2011, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility on January 14, 2011. See Note 1 to the Consolidated Financial Statements for further discussion.

Other Expenses

    Other expenses include expenses associated with Capital Markets, Asset Management and AIG Parent. Other expenses decreased in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 due to lower securities-related litigation charges and lower operating costs for the Institutional Asset Management business due to the effect of deconsolidation of certain portfolio investments and the sale of AIG's third party asset management business.

Income Taxes

Interim Tax Calculation Method

    In the first quarter of 2011, AIG began using the estimated annual effective tax rate method in computing its interim tax provisions. The recent stabilization of operations and expected financial results allow AIG to estimate the annual effective tax rate to be applied to year-to-date income.

    From the third quarter of 2008 through December 31, 2010, the discrete-period method was used to compute the interim tax provisions due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income, which were partly due to the effects of AIG's asset disposition program and restructuring.

    The estimated annual effective tax rates for the three- and six-month periods ended June 30, 2011 reflect a full valuation allowance against the deferred tax asset of the U.S. consolidated income tax group, and statutory rates were used for computing the tax expense of foreign subsidiaries.

    Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three and six-month periods ended June 30, 2011, the tax effects of the loss on extinguishment of debt, other-than-temporary impairments, realized capital gains and losses, the sale of MetLife securities, and divestiture gains or losses were treated as discrete items.

Interim Tax Expense (Benefit)

    For the three- and six-month periods ended June 30, 2011, the effective tax rates on pretax income from continuing operations were (15.9) and (114.6) percent, respectively. The effective tax rates were negative because AIG recorded a tax benefit on pre-tax income. The tax benefit was primarily due to a decrease in the valuation allowance attributable to the anticipated inclusion of ALICO SPV within the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and effective settlements of several uncertain tax positions.

    For the three- and six-month periods ended June 30, 2010, the effective tax rate on pretax income from continuing operations were 66.9 percent and 17.8 percent, respectively. The effective tax rate for the three-month period ended June 30, 2010, attributable to continuing operations differs from the statutory rate of 35 percent primarily due to the change in investment in subsidiaries and the increase in the valuation allowance, partially offset by the tax benefit associated with tax exempt interest. The effective tax rate for the six-month period ended June 30, 2010, attributable to continuing operations differs from the statutory rate of 35 percent primarily due to the decrease in the deferred tax asset valuation allowance resulting from changes in the expected taxable gain on subsidiaries to be sold, the tax benefit associated with tax exempt interest, and the bargain purchase gain

American International Group, Inc. and Subsidiaries

associated with the acquisition of Fuji, partially offset by the change in investment in subsidiaries which was principally related to changes in the estimated U.S. tax liability with respect to the potential sale of the subsidiaries.

    See Note 14 to the Consolidated Financial Statements for additional information.

Discontinued Operations

Income (loss) from Discontinued Operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Foreign life insurance businesses	$612	$(2,768)	$1,154	$(2,011)
AGF	-	205	-	249
Net gain (loss) on sale	(692)	(294)	902	(401)
Consolidation adjustments	-	(250)	(1)	(363)
Interest allocation	-	(19)	(2)	(38)

Income (loss) from discontinued operations	$(80)	$(3,126)	$2,053	$(2,564)
Income tax expense (benefit)	(43)	(515)	437	(296)

Income (loss) from discontinued operations, net of tax	$(37)	$(2,611)	$1,616	$(2,268)

    Results from discontinued operations for the six months ended June 30, 2011 include a pre-tax gain of $2.0 billion on the sale of AIG Star and AIG Edison.

    See Note 4 to the Consolidated Financial Statements for further discussion.

Segment Results

    AIG presents and discusses its financial information in a manner it believes is most meaningful to its financial statement users. AIG analyzes the operating performance of Chartis, using underwriting profit (loss). AIG analyzes the operating performance of SunAmerica using Operating income (loss), which is before net realized capital gains (losses) and related DAC and SIA amortization and goodwill impairment charges. Results from discontinued operations and net gains (losses) on sales of divested businesses are excluded from these measures. AIG believes that these measures allow for a better assessment and enhanced understanding of the operating performance of each business by highlighting the results from ongoing operations and the underlying profitability of its businesses. When such measures are disclosed, reconciliations to GAAP pre-tax income are provided.

American International Group, Inc. and Subsidiaries

 The following table summarizes the operations of each reportable segment. See also Note 3 to the Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Total revenues:
Chartis	$10,214	$8,904	15%	$20,091	$18,085	11%
SunAmerica	3,896	2,977	31	7,735	6,203	25
Financial Services	1,065	1,202	(11)	2,633	2,492	6

Total reportable segments	15,175	13,083	16	30,459	26,780	14
Other	1,639	5,316	(69)	3,971	10,557	(62)
Consolidation and eliminations	(138)	(85)	(62)	(318)	(468)	32

Total	16,676	18,314	(9)	34,112	36,869	(7)

Pre-tax income (loss):
Chartis	828	1,013	(18)	412	2,361	(83)
SunAmerica	775	88	781	1,715	415	313
Financial Services	(143)	24	-	182	(178)	-

Total reportable segments	1,460	1,125	30	2,309	2,598	(11)
Other	317	264	20	(1,888)	467	-
Consolidation and eliminations	29	112	(74)	5	77	(94)

Total	$1,806	$1,501	20%	$426	$3,142	(86)%

Chartis Operations

    Chartis, AIG's property and casualty insurance operation, offers a broad range of commercial and consumer insurance products and services worldwide. Its commercial business includes casualty, property and specialty lines and its consumer business includes Accident and Health (A&H), personal and life products.

    Chartis U.S. distributes its products in the United States and Canada through independent retail and wholesale brokers, and writes business on both an admitted and surplus line basis. Chartis U.S. business is conducted primarily through American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., Lexington Insurance Company, the market leader in surplus lines, and certain other property-casualty insurance company subsidiaries.

    Chartis International writes commercial and consumer insurance through a network of agencies, branches and foreign based insurance subsidiaries, using a variety of marketing methods with certain refinements for local laws, customs, and needs. Chartis International organizes its operations into three broad regions: Europe, the Far East, and Growth Economies (which primarily include Asia-Pacific, Africa, the Middle East, and Latin America).

American International Group, Inc. and Subsidiaries

Chartis Results

The following table presents Chartis' results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Underwriting results:
Net premiums written	$9,167	$7,792	18%	$18,333	$15,436	19%
Increase in unearned premiums	(134)	(59)	-	(649)	(62)	-

Net premiums earned	9,033	7,733	17	17,684	15,374	15
Claims and claims adjustment expenses incurred	6,680	5,575	20	14,436	11,034	31
Underwriting expenses	2,706	2,316	17	5,243	4,690	12

Underwriting loss	(353)	(158)	(123)	(1,995)	(350)	(470)

Investing and other results:
Net investment income	1,142	1,113	3	2,321	2,184	6
Net realized capital gains	39	58	(33)	86	195	(56)
Bargain purchase gain	-	-	-	-	332	-

Pre-tax income	$828	$1,013	(18)%	$412	$2,361	(83)%

    Net premiums written are the sales revenue of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a metric of the sales period while net premiums earned are a metric of the coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is part of the unearned premium reserve.

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

American International Group, Inc. and Subsidiaries

Chartis Net Premiums Written

The following table presents Chartis net premiums written by major line of business:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Consumer lines:
Accident & health	$1,493	$1,274	17%	$3,016	$2,664	13%
Personal lines	1,737	1,093	59	3,414	2,121	61
Life insurance	176	-	-	356	-	-

Total Consumer lines	3,406	2,367	44	6,786	4,785	42

Commercial lines:
Casualty	2,165	2,045	6	4,757	4,234	12
Property	1,223	1,134	8	2,140	1,998	7
Specialty	2,373	2,246	6	4,650	4,419	5

Total Commercial lines	5,761	5,425	6	11,547	10,651	8

Total net premiums written	$9,167	$7,792	18%	$18,333	$15,436	19%

 The following table presents the effect of the acquisition of Fuji on Chartis net premiums written:

(in millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Chartis Net Premiums Written:
Consumer lines, excluding Fuji	$2,521	$4,956
Commercial lines, excluding Fuji	5,716	11,453

Total net premiums written, excluding Fuji	8,237	16,409

Fuji Consumer lines	885	1,830
Fuji Commercial lines	45	94

Total Fuji net premiums written	930	1,924

Total Consumer lines	3,406	6,786
Total Commercial lines	5,761	11,547

Total net premiums written	$9,167	$18,333

    Chartis' net premiums written increased in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 due to growth in both Consumer and Commercial lines of business. Growth in both lines is primarily related to the acquisition of Fuji. The acquisition of Fuji is a significant element of Chartis' overall strategy of changing its business mix to increase its overall Consumer writings and geographic diversity through the growth of Chartis International. In addition to the Fuji acquisition:

  •
  Consumer lines increased for both the three- and six-month periods ended June 30, 2011 as Chartis continues to execute its strategy of growing its higher margin, less capital intensive classes of business and as appropriate, taking corrective actions, including exiting certain classes of underperforming businesses; and

  •
  Commercial lines increased primarily reflecting improvements in ratable exposures (i.e., asset values, payrolls and sales), general rate improvement and retrospective premium adjustments on loss-sensitive contracts for Chartis U.S.

    Management continues to execute on its plan to reduce its exposure to certain classes of its Casualty lines of business. As an example, as of June 30, 2011 policies-in-force for Chartis U.S. specialty workers' compensation business decreased approximately 8 percent compared to the same period in 2010. The increase in Property net

American International Group, Inc. and Subsidiaries

premiums written reflects the effects of the 2010 three-year reinsurance agreement, secured through the issuance of catastrophe bonds, which provides protection from U.S. hurricanes and earthquakes and reduced 2010 net written premiums by approximately $104 million.

    The overall increase in Specialty lines for the three-month period ended June 30, 2011 is due to improved retention ratios, new business submissions and an improving rate environment. In addition, the six-month period ended June 30, 2011 increase includes one large errors and omission policy issued by Chartis U.S.

    Overall, Chartis continues to see improved retention ratios and new business submissions that are consistent with management expectations. In particular, Chartis U.S. is also experiencing overall rate increases, more specifically as it relates to its Commercial Property and Workers' Compensation lines.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on Chartis net premiums written:

	Three Months Ended June 30,	Six Months Ended June 30,
	2011 vs. 2010	2011 vs. 2010

Increase in original currency*	13.6%	16.1%
Foreign exchange effect	4.0	2.7

Increase as reported in U.S. dollars	17.6%	18.8%

*
Computed using a constant exchange rate for each period.

Chartis Underwriting Ratios

The following table summarizes the Chartis GAAP combined ratios:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2011	2010		2011	2010

Loss ratio	74.0	72.1	1.9	81.6	71.8	9.8
Expense ratio	30.0	29.9	0.1	29.6	30.5	(0.9)

Combined ratio	104.0	102.0	2.0	111.2	102.3	8.9

Quarterly Loss Ratio

    The increase in the loss ratio reflects the effects of increased catastrophe losses in the three-month period ended June 30, 2011 compared to the same period in 2010 as shown in the table below. For the three-month period ended June 30, 2011, Chartis recorded no net adverse prior year development (net of additional premium adjustments of $91 million relating to loss sensitive insurance contracts and including reserve discount charges of $8 million). During the three-month period ended June 30, 2010, Chartis recorded net adverse prior year loss development of $94 million (net of returned premium adjustments of $1 million relating to loss sensitive contracts).

Year-to-Date Loss Ratio

    The increase in the loss ratio reflects the effects of increased catastrophe losses in the six-month period ended June 30, 2011 compared to the same period in 2010 as shown in the table below. Also, for the six-month period ended June 30, 2011, Chartis recorded net adverse prior year development of $23 million (net of additional premium adjustments of $128 million relating to loss sensitive insurance contracts and including reserve discount charges of $42 million). During the six-month period ended June 30, 2010, Chartis recorded net favorable prior

American International Group, Inc. and Subsidiaries

year loss development of $91 million (net of returned premium adjustments of $58 million relating to loss sensitive contracts), primarily relating to short tail lines of business (primarily for property lines of business).

The following table presents catastrophe losses by major event:

	2011			2010
(in millions)	Chartis U.S.	Chartis International	Total	Chartis U.S.	Chartis International	Total

Three Months Ended June 30,
Event:
Midwest & Eastern U.S. tornadoes	$317	$31	$348	$-	$-	$-
Mississippi river floods	36	7	43	-	-	-
New Zealand Christchurch earthquake (June 2011)	-	54	54	-	-	-
Southeast U.S. floods	-	-	-	192	-	192
Hurricane Alex	-	-	-	20	13	33
All other events	44	36	80	24	51	75

Claims and claim expenses	397	128	525	236	64	300
Reinstatement premiums*	1	13	14	-	-	-

Total catastrophe-related charges	$398	$141	$539	$236	$64	$300

Six Months Ended June 30,
Event:
Tohoku Catastrophe	$414	$870	$1,284	$-	$-	$-
New Zealand Christchurch earthquake (February 2011)	11	213	224	-	-	-
U.S. winter storms	80	8	88	-	-	-
Australia (Brisbane) floods	7	65	72	-	-	-
Chile earthquake	-	-	-	40	262	302
Northeast rainstorms (I and II)	-	-	-	122	-	122
Midwest & Southeast U.S. tornadoes	317	31	348	-	-	-
Brazil floods	-	40	40	-	-	-
Mid-Atlantic Winter Storms	-	-	-	33	-	33
Mississippi river floods	36	7	43	-	-	-
New Zealand Christchurch earthquake (June 2011)	-	54	54	-	-	-
Southeast U.S. floods	-	-	-	192	-	192
Madeira floods	-	-	-	-	42	42
Hurricane Alex	-	-	-	20	13	33
All other events	60	-	60	26	41	67

Claims and claim expenses	925	1,288	2,213	433	358	791
Reinstatement premiums*	(3)	56	53	-	10	10

Total catastrophe-related charges	$922	$1,344	$2,266	$433	$368	$801

*
Reinstatement premiums are associated with the Tohoku Catastrophe.

American International Group, Inc. and Subsidiaries

 The following table presents the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss sensitive contracts on the Chartis consolidated loss and combined ratios:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2011	2010		2011	2010

Loss ratio	74.0	72.1	1.9	81.6	71.8	9.8
Catastrophe losses and reinstatement premiums	(6.0)	(3.9)	(2.1)	(12.7)	(5.2)	(7.5)
Prior year development net of premium adjustments and including reserve discount	(0.3)	(1.2)	0.9	(0.3)	0.7	(1.0)

Loss ratio, as adjusted	67.7	67.0	0.7	68.6	67.3	1.3

Expense ratio	30.0	29.9	0.1	29.6	30.5	(0.9)

Combined ratio, adjusted	97.7	96.9	0.8	98.2	97.8	0.4

    For the three-month period ended June 30, 2011, the overall adjusted loss ratio increased primarily due to:

  •
  An increase in the 2011 accident year loss ratio for the Chartis U.S. Specialty Workers' Compensation and Excess Casualty business, and an increase to the 2011 accident year loss ratio for the Chartis International Primary Casualty and Indemnity lines (within the Europe region) as a result of the current year loss ratios established in connection with its 2010 annual loss reserve study; and

  •
  The acquisition of Fuji, which for the three- and six-month periods ended June 30, 2011 reported an adjusted loss ratio (excluding the effects of catastrophes, prior year development and reinstatement premiums) of 71.9 and 70.8, respectively.

    In addition to the items above, for the six months ended June 30, 2011, the overall adjusted loss ratio increased primarily due to an increase in losses on short tail lines of business.

Expense Ratio

    For the three months ended June 30, 2011, the overall expense ratio remained essentially unchanged compared to the same period in 2010. For the six months ended June 30, 2011, the expense ratio shows modest improvements compared to the same period in 2010 due in large part to the net benefits of the amortization relating to the acquisition of Fuji. For the three- and six-month 2011 periods, Fuji reported expense ratios of 25.7 and 22.9, respectively.

    Excluding Fuji, the overall expense ratio for the three- and six-month periods end June 30, 2011 are consistent with those of the comparable 2010 periods as increases in Chartis International were offset by decreases within Chartis U.S. The increase in Chartis International relates to costs that are consistent with management's strategic objectives, including the implementation of improved regional governance and risk management capabilities, global accounting and claims system initiatives, Solvency II and certain other legal entity restructuring initiatives.

Chartis Investing and Other Results

    Net investment income for Chartis increased for the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 due to the acquisition of Fuji, which contributed $50 million and $128 million, respectively, of net investment income in the three- and six-month periods ended June 30, 2011. Additionally, returns on mutual fund investments improved by $30 million and $76 million, respectively in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 as general market conditions continued to improve.

American International Group, Inc. and Subsidiaries

    Net realized capital gains declined in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 as increased gains from sales of municipal bonds were more than offset by other-than-temporary impairments on Other invested assets, notably life settlement contracts within Chartis U.S.

    See Consolidated Results for further discussion on net investment income and net realized capital losses.

Chartis U.S. Results

The following table presents Chartis U.S. results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Underwriting results:
Net premiums written	$4,957	$4,738	5%	$9,085	$8,525	7%
(Increase) decrease in unearned premiums	(268)	(158)	(70)	86	617	(86)

Net premiums earned	4,689	4,580	2	9,171	9,142	-
Claims and claims adjustment expenses incurred	3,940	3,763	5	8,043	7,237	11
Underwriting expenses	1,063	1,115	(5)	2,158	2,314	(7)

Underwriting loss	(314)	(298)	(5)	(1,030)	(409)	(152)

Net investment income	854	890	(4)	1,728	1,734	-
Net realized capital gains (losses)	92	(61)	-	158	(64)	-

Pre-tax income	$632	$531	19%	$856	$1,261	(32)%

Chartis U.S. Net Premiums Written

The following table presents Chartis U.S. net premiums written by line of business:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Consumer lines:
Accident & health	$316	$312	1%	$702	$719	(2)%
Personal lines	440	497	(11)	832	959	(13)

Total Consumer lines	756	809	(7)	1,534	1,678	(9)

Commercial lines:
Casualty	1,645	1,535	7	3,247	2,839	14
Property	858	761	13	1,276	1,147	11
Specialty	1,698	1,633	4	3,028	2,861	6

Total Commercial lines	4,201	3,929	7	7,551	6,847	10

Total net premiums written	$4,957	$4,738	5%	$9,085	$8,525	7%

    Chartis U.S. net premiums written increased in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 primarily due to:

  •
  increases of $90 million and $186 million, respectively, in the three-and six-month periods ended June 30, 2011 compared to the same periods in 2010 within the Commercial Casualty loss-sensitive business. Loss-sensitive business relates to policies whose premiums vary with the level of underlying losses. Accordingly, for the three- and six-month periods ended June 30, 2011, additional premiums of $91 million and $128 million were recorded because a comparable amount of additional prior year losses were

American International Group, Inc. and Subsidiaries

    recognized. Conversely, the comparable 2010 three- and six-month periods included additional premiums of $1 million and returned premiums of $58 million, respectively, because incurred loss experience emerged more favorably; and

  •
  an increase in Property net premiums written reflecting the effects of a three-year reinsurance agreement, secured through the issuance of catastrophe bonds, which provides protection from U.S. hurricanes and earthquakes and reduced net written premiums in 2010 by approximately $104 million.

    The overall increase in Specialty lines for the three-month period ended June 30, 2011 is due to improved retention ratios, new business submissions and an improving rate environment. In addition, the six-month period ended June 30, 2011 increase includes one large errors and omission policy issued by Chartis U.S.

    Growing the higher margin Consumer lines of business continues to be a key Chartis U.S. strategy. Where Consumer line programs do not meet internal performance or operating targets, management takes appropriate remedial actions, including in the first quarter of 2011, the decision to de-emphasize two specific programs, resulting in a decline in Consumer lines net premiums written for the three- and six-month 2011 periods. Excluding the effects of these de-emphasized programs, the Chartis U.S. Consumer lines business continues to see growth in line with management's expectations.

Chartis U.S. Underwriting Ratios

The following table presents Chartis U.S. GAAP combined ratios:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2011	2010		2011	2010

Loss ratio	84.0	82.2	1.8	87.7	79.2	8.5
Expense ratio	22.7	24.3	(1.6)	23.5	25.3	(1.8)

Combined ratio	106.7	106.5	0.2	111.2	104.5	6.7

The following table shows the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss sensitive contracts on the Chartis U.S. loss and combined ratios:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2011	2010		2011	2010

Loss ratio	84.0	82.2	1.8	87.7	79.2	8.5
Catastrophe losses and reinstatement premiums	(8.5)	(5.2)	(3.3)	(10.1)	(4.7)	(5.4)
Prior year development net of premium adjustments and including reserve discount	(0.4)	(1.9)	1.5	(1.0)	0.6	(1.6)

Loss ratio, as adjusted	75.1	75.1	(0.0)	76.6	75.1	1.5

Expense ratio	22.7	24.3	(1.6)	23.5	25.3	(1.8)

Combined ratio, as adjusted	97.8	99.4	(1.6)	100.1	100.4	(0.3)

Quarterly Loss Ratio

    The increase in the loss ratio reflects the effects of increased catastrophe losses in the three-month period ended June 30, 2011 compared to the same period in 2010 as discussed above. Also, for the three-month period ended June 30, 2011, Chartis U.S. recorded net adverse prior year development of $3 million (net of additional premium adjustments of $91 million relating to loss-sensitive insurance contracts and including reserve discount charges of $5 million). During the three-month period ended June 30, 2010, Chartis U.S. recorded net adverse prior year loss development of $89 million (net of returned premium adjustments of $1 million relating to loss sensitive insurance contracts), primarily relating to property lines of business.

American International Group, Inc. and Subsidiaries

    For the three-month period ended June 30, 2011, the overall adjusted loss ratio increased primarily due to an increase to the 2011 accident year loss ratio for the Chartis U.S. Specialty Workers' Compensation and Excess Casualty business as a result of the current year loss ratios established in connection with its 2010 annual loss reserve study. These increases were partially offset by mix of business changes to lower loss ratio businesses within certain classes of Commercial and Consumer product lines.

Year-to-Date Loss Ratio

    The increase in the loss ratio reflects the effects of increased catastrophe losses in the six-month period ended June 30, 2011 compared to the same period in 2010 as discussed above. Also, for the six-month period ended June 30, 2011, Chartis U.S. recorded net adverse prior year development of $76 million (net of additional premium adjustments of $128 million relating to loss-sensitive insurance contracts and including reserve discount charges of $30 million). During the six-month period ended June 30, 2010, Chartis U.S. recorded net favorable prior year loss development of $42 million (net of returned premium adjustments of $58 million relating to loss sensitive insurance contracts), primarily relating to property lines of business.

    For the six-month period ended June 30, 2011, the overall adjusted loss ratio increased primarily due to an increase to the 2011 accident year loss ratio for the Chartis U.S. Specialty Workers' Compensation and Excess Casualty business as a result of the current year loss ratios established in connection with its 2010 annual loss reserve study and an increase in losses on short tail lines of business (primarily within its property lines). These increases were partially offset by the initial effects of mix of business changes to lower loss ratio businesses within certain classes of Commercial and Consumer product lines.

Expense Ratio

    The overall decline in the expense ratio in the three-month period ended June 30, 2011 compared to the same period in 2010 is due to an increase in net premiums earned and a decrease in acquisition costs. The decrease in acquisition costs is due to strategic reductions in certain direct marketing activities and other commission reductions due to declines in writings of certain classes of Consumer lines business which generally carry higher origination costs. The increased net premiums earned are consistent with the net premiums written increase discussed above.

    In addition to the three-month items mentioned above, the decline in the expense ratio in the six-month period ended June 30, 2011 compared to the same period in 2010 is due to a 2011 reduction in certain insurance and reinsurance credit risk related allowances based on ongoing improvements relating to the analysis of certain account balances and related credit and financial statement exposure. In the six-month period ended June 30, 2011, Chartis U.S. reduced its bad debt allowance by approximately $33 million compared to an increase of $30 million in the same period in 2010. Partially offsetting these declines are increased personnel costs relating to Chartis U.S.' strategy to continue to attract, retain and develop its human capital and to better align employee performance incentive programs with profitability, capital management, risk management, and other AIG performance measures.

Chartis U.S. Investing Results

    For the three months and six months ended June 30, 2011 net investment income decreased due a decline in partnership returns. Additionally, the 2010 three- and six-month periods include interest received on a tax refund. These decreases were partially offset by improved returns on fixed maturity securities as Chartis U.S. continues to optimize its overall portfolio and has begun to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments which meet overall liquidity, duration and quality objectives as well as current risk-return and tax objectives.

    Net realized capital gains increased for both the three- and six-month periods ended June 30, 2011 compared to the 2010 three- and six-month periods. In connection with its strategy to better improve its risk-return and tax objectives, Chartis U.S. recognized approximately $325 million in realized gains relating to the sale of municipal

American International Group, Inc. and Subsidiaries

bonds. These gains were partially offset by other-than-temporary impairments recognized within other invested asset classes, primarily life settlement contracts for which $185 million and $254 million of impairments were recorded by Chartis U.S. for the three- and six-month periods ended June 30, 2011, respectively, including approximately $18 million and $19 million of impairments, respectively, associated with life insurance policies issued by SunAmerica life insurance companies that are eliminated at the AIG consolidated level.

    At June 30, 2011, Chartis U.S. held 5,819 life settlement contracts, with a carrying value of $4.0 billion and face value of $18.4 billion, of which 157 contracts with a carrying value of $171 million and face value of approximately $508 million relate to life insurance policies issued by SunAmerica life insurance companies. Impairments of life settlement contracts are evaluated on a contract-by-contract basis and a contract is identified as potentially impaired if its undiscounted future net cash flows are less than the current carrying value of such contract. Potentially impaired contracts are impaired, and written down to fair value, when the carrying value of the contract is greater than the estimated fair value.

    During the second quarter of 2011, Chartis U.S. received updated medical information as a result of a recently enhanced process in which updated medical information on individual insured lives is requested on a routine basis. In cases where updated information indicates that an individual's health has improved, an impairment loss may arise as a result of revised estimates of net cash flows from the related contract. Chartis U.S. also revised its valuation table, which it is using in estimating future net cash flows. This had the general effect of decreasing the projected net cash flows on a number of contracts. These changes resulted in an increase in the number of contracts identified as potentially impaired as compared to previous analyses. Further, Chartis U.S. refined its fair values based upon the availability of recent medical information.

Chartis International Results

The following table presents Chartis International results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Underwriting results:
Net premiums written	$4,210	$3,054	38%	$9,248	$6,911	34%
(Increase) decrease in unearned premiums	134	99	35	(735)	(679)	(8)

Net premiums earned	4,344	3,153	38	8,513	6,232	37
Claims and claims adjustment expenses incurred	2,740	1,812	51	6,393	3,797	68
Underwriting expenses	1,643	1,201	37	3,085	2,376	30

Underwriting profit (loss)	(39)	140	-	(965)	59	-

Investing and other results:
Net investment income	288	223	29	593	450	32
Net realized capital gains (losses)	(53)	119	-	(72)	259	-
Bargain purchase gain	-	-	-	-	332	-

Pre-tax income (loss)	$196	$482	(59)%	$(444)	$1,100	-%

American International Group, Inc. and Subsidiaries

Chartis International Net Premiums Written

The following table presents Chartis International net premiums written by line of business:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Consumer lines:
Accident & health	$1,177	$962	22%	$2,314	$1,945	19%
Personal lines	1,297	596	118	2,582	1,162	122
Life insurance	176	-	-	356	-	-

Total consumer lines	2,650	1,558	70	5,252	3,107	69

Commercial lines:
Casualty	520	510	2	1,510	1,395	8
Property	365	373	(2)	864	851	2
Specialty	675	613	10	1,622	1,558	4

Total commercial lines	1,560	1,496	4	3,996	3,804	5

Total net premiums written	$4,210	$3,054	38%	$9,248	$6,911	34%

    Chartis International net premiums written increased in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 primarily due to:

  •
  the acquisition of Fuji, for which the net premiums written were included in Chartis International beginning on July 1, 2010. In addition, Chartis International's Life insurance business included in Consumer lines is produced by Fuji; and

  •
  continued stabilization of developed economies, which resulted in improved pricing, increased new business submissions and improved policyholder retention rates in both Consumer and Commercial lines.

    The decline in net premiums written for Commercial Property in the three months ended June 30, 2011 is due in large part to reinsurance reinstatement premiums related to the Tohoku Catastrophe.

    From a regional perspective, growth in the Far East region was driven primarily by the Fuji acquisition. The Growth Economy countries, with well established franchises and operations, continue to increase insurance penetration and growth within Consumer and Commercial lines. The Europe region's net premiums written levels modestly declined compared to 2010 due to continued strong pricing discipline in a recovering soft market, in particular as it relates to its Primary and Excess Casualty lines of business.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Chartis International net premiums written:

	Three Months Ended June 30,	Six Months Ended June 30,
	2011 vs. 2010	2011 vs. 2010

Increase in original currency(a)(b)	27.7%	27.9%
Foreign exchange effect	10.2	5.9

Increase as reported in U.S. dollars	37.9%	33.8%

(a)
Computed using a constant exchange rate for each period.

(b)
Substantially all of this increase was attributable to the Fuji acquisition.

American International Group, Inc. and Subsidiaries

Chartis International Underwriting Ratios

The following table presents Chartis International combined ratios:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2011	2010		2011	2010

Loss ratio	63.1	57.5	5.6	75.1	60.9	14.2
Expense ratio	37.8	38.1	(0.3)	36.2	38.1	(1.9)

Combined ratio	100.9	95.6	5.3	111.3	99.0	12.3

Loss ratio

The following table shows the impact of catastrophe losses, prior year development, related reinstatement premiums and premium adjustments on loss sensitive contracts on the Chartis International loss ratio:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2011	2010		2011	2010

Loss ratio	63.1	57.5	5.6	75.1	60.9	14.2
Catastrophe losses and reinstatement premium	(3.1)	(2.0)	(1.1)	(15.5)	(5.8)	(9.7)
Prior year development net of premium adjustments and including reserve discount	0.1	(0.2)	0.3	0.6	0.8	(0.2)

Loss ratio, as adjusted	60.1	55.3	4.8	60.2	55.9	4.3

Expense ratio	37.8	38.1	(0.3)	36.2	38.1	(1.9)

Combined ratio, as adjusted	97.9	93.4	4.5	96.4	94.0	2.4

    For the three- and six-month periods ended June 30, 2011, the adjusted loss ratios increased compared to the same periods in 2010 primarily due to:

  •
  an increase to the 2011 accident year loss ratio for the Chartis International Primary Casualty and Indemnity lines (in the Europe region) as a result of the current year loss ratios established in connection with its 2010 annual loss reserve study; and

  •
  the acquisition of Fuji, which for the three- and six-month periods ended June 30, 2011 reported an adjusted loss ratio (excluding the effects of catastrophes, prior year development, and reinstatement premiums) of 71.9 and 70.8, respectively.

Expense Ratio

    The decline in the expense ratios in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 is due to the acquisition of Fuji. These ratios reflect the benefits from the amortization of net intangible liabilities relating to the Fuji acquisition. Excluding Fuji, the expense ratio increased 3.1 and 2.0 points in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010, respectively. This increase relates to costs that are consistent with management's strategic objectives, including the implementation of improved regional governance and risk management capabilities, global accounting and claims systems initiatives and Solvency II readiness. Additionally, Chartis International incurred approximately $14 million of expenses relating to the implementation of its business continuity plans and charges related to damages resulting from the Tohoku Catastrophe in Japan in the six-month period ended June 30, 2011.

American International Group, Inc. and Subsidiaries

Chartis International Investing and Other Results

    Chartis International net investment income increased primarily related to Fuji's investment income, which is consolidated in Chartis International beginning on July 1, 2010, and the weakening of the U.S. dollar against major currencies.

    Chartis International recorded net realized capital losses in the three- and six-month periods ended June 30, 2011 compared to net realized capital gains in the same periods of 2010. The three- and six-month periods ended June 30, 2010 included $66 million and $230 million, respectively, of gains relating to fixed maturity securities.

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

The following table presents the components of the loss reserves by major lines of business on a statutory basis*:

(in millions)	June 30, 2011	December 31, 2010

Other liability occurrence	$24,096	$23,583
International	19,749	16,583
Workers' compensation	17,626	17,683
Other liability claims made	11,567	11,446
Property	5,740	3,846
Mortgage Guaranty/Credit	3,099	4,220
Auto liability	2,997	3,337
Products liability	2,413	2,377
Medical malpractice	1,702	1,754
Accident and health	1,520	1,444
Commercial multiple peril	1,134	1,006
Aircraft	1,017	1,149
Fidelity/surety	801	934
Other	1,471	1,789

Total	$94,932	$91,151

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

American International Group, Inc. and Subsidiaries

The following table classifies the components of net loss reserves by business unit:

(in millions)	June 30, 2011	December 31, 2010

Chartis:
Chartis U.S.	$53,570	$53,111
Chartis International	16,985	14,963

Total Chartis	70,555	68,074

Mortgage Guaranty	3,012	3,433

Net liability for unpaid claims and claims adjustment expense at end of period	$73,567	$71,507

Discounting of Reserves

    At June 30, 2011, net loss reserves reflect a loss reserve discount of $3.18 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979 - 81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Those asbestos liabilities that are fixed and determinable are discounted based on investment yields. The discount is comprised of the following: $790 million — tabular discount for workers' compensation in Chartis U.S. and $2.27 billion — non-tabular discount for workers' compensation in Chartis U.S.; and $120 million — non-tabular discount for asbestos for Chartis.

Quarterly Reserving Process

    AIG believes that its net loss reserves are adequate to cover net losses and loss expenses as of June 30, 2011. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of June 30, 2011. In the opinion of management, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on AIG's consolidated financial condition, although such events could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

The following table presents the rollforward of net loss reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Net liability for unpaid claims and claims adjustment expense at beginning of year	$73,474	$68,549	$71,507	$67,899
Foreign exchange effect	165	(662)	711	(1,215)
Acquisitions*	-	-	-	1,538
Dispositions	-	(59)	-	(84)

Losses and loss expenses incurred:
Current year	6,519	5,539	14,203	11,537
Prior years, other than accretion of discount	108	(137)	92	(613)
Prior years, accretion of discount	89	86	204	172

Losses and loss expenses incurred	6,716	5,488	14,499	11,096

Losses and loss expenses paid	6,788	5,893	13,150	11,809

Reclassified to liabilities held for sale	-	-	-	(2)

Net liability for unpaid claims and claims adjustment expense at end of period	$73,567	$67,423	$73,567	$67,423

*
Represents the acquisition of Fuji on March 31, 2010.

American International Group, Inc. and Subsidiaries

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Prior Accident Year Development by Reporting Unit:
Chartis:
Chartis U.S.	$89	$90	$173	$(100)
Chartis International	(6)	5	(65)	(49)

Total Chartis	83	95	108	(149)
Mortgage Guaranty	25	(232)	(16)	(464)

Prior years, other than accretion of discount	$108	$(137)	$92	$(613)

	Calendar Year
Six Months Ended June 30, (in millions)
	2011	2010

Prior Accident Year Development by Accident Year:
Accident Year
2010	$(15)
2009	31	$(206)
2008	(24)	(360)
2007	72	(163)
2006	(161)	(36)
2005	(74)	13
2004 and prior	263	139

Prior years, other than accretion of discount	$92	$(613)

    Offsetting the unfavorable development were related additional premiums on loss-sensitive business of $128 million in 2011; returned premiums of $58 million offset the favorable development in 2010.

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each class of business, as appropriate, in the six-month period ended June 30, 2011 to determine the loss development from prior accident years for that period. As part of its reserving process, AIG also considers notices of claims received with respect to emerging and/or evolving issues, such as those related to the U.S. mortgage and housing market.

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

American International Group, Inc. and Subsidiaries

    As described more fully in AIG's 2010 Annual Report on Form 10-K, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the six-month period ended June 30, 2011, a minor amount of incurred loss pertaining to the asbestos loss reserve discount and a minor adjustment to the environmental gross and net reserves are reflected in the table below.

    On June 17, 2011, Chartis completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway, Inc., under which the majority of Chartis' U.S. asbestos liabilities were transferred to NICO as part of Chartis' ongoing strategy to reduce its overall loss reserve development risk. The transaction with NICO covers potentially volatile U.S.-related asbestos exposures. The transaction does not cover asbestos accounts that Chartis believes have already been reserved to their limit of liability or certain other ancillary asbestos exposure assumed by Chartis subsidiaries.

    Upon the closing of this transaction, but effective as of January 1, 2011, Chartis ceded the bulk of its net asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. Chartis paid NICO approximately $1.67 billion as consideration for this cession and NICO assumed approximately $1.82 billion of net asbestos liabilities. As a result of this transaction, Chartis recorded a deferred gain of $150 million in the second quarter of 2011, which is being amortized into income over the settlement period of the underlying claims. The minor amount of incurred loss pertaining to the asbestos loss reserve discount noted above is primarily related to the reserves subject to the NICO reinsurance agreement.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

Six Months Ended June 30,	2011		2010
(in millions)	Gross	Net(b)	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,526	$2,223	$3,236	$1,151
Losses and loss expenses incurred(a)	99	43	99	38
Losses and loss expenses paid(a)	(257)	(135)	(358)	(114)
Other changes	-	131	-	-

Liability for unpaid claims and claims adjustment expense at end of period	$5,368	$2,262	$2,977	$1,075

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$240	$127	$338	$159
Losses and loss expenses incurred(a)	22	12	8	11
Losses and loss expenses paid(a)	(51)	(25)	(35)	(17)

Liability for unpaid claims and claims adjustment expense at end of period	$211	$114	$311	$153

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,766	$2,350	$3,574	$1,310
Losses and loss expenses incurred(a)	121	55	107	49
Losses and loss expenses paid(a)	(308)	(160)	(393)	(131)
Other changes	-	131	-	-

Liability for unpaid claims and claims adjustment expense at end of period	$5,579	$2,376	$3,288	$1,228

(a)
All amounts pertain to policies underwritten in prior years, primarily to policies issued in 1984 and prior years. In accordance with GAAP, Losses and loss expenses incurred do not reflect the effect of the NICO agreement.

(b)
Net reserves are presented on a statutory basis, and thus, due to the retroactive nature of the agreement, do not reflect a reduction of approximately $1.7 billion for asbestos reserves ceded to NICO in 2011.

American International Group, Inc. and Subsidiaries

 The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

Six Months Ended June 30,	2011		2010
(in millions)	Gross	Net	Gross	Net

Asbestos	$4,070	$1,799	$1,825	$781
Environmental	75	31	133	59

Combined	$4,145	$1,830	$1,958	$840

The following table presents a summary of asbestos and environmental claims count activity:

	2011			2010
Six Months Ended June 30,	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	4,933	4,087	9,020	5,417	5,994	11,411
Claims during year:
Opened	40	82	122	222	192	414
Settled	(72)	(33)	(105)	(109)	(64)	(173)
Dismissed or otherwise resolved	(265)	(327)	(592)	(534)	(1,688)	(2,222)
Other*	841	-	841	-	-	-

Claims at end of period	5,477	3,809	9,286	4,996	4,434	9,430

*
Represents an administrative change to the method of determining the number of open claims, which had no effect on carried reserves.

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at June 30, 2011 and 2010. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at June 30, 2010 by approximately 0.3 years and 0.7 years, respectively.

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

The following table presents AIG's survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2011		2010
Six Months Ended June 30,	Gross	Net*	Gross	Net

Survival ratios:
Asbestos	8.9	9.9	4.6	4.2
Environmental	2.9	2.7	4.6	3.7
Combined	8.3	8.7	4.6	4.1

*
Survival ratios are calculated consistent with the basis of presentation in the reserve activity table above, which excludes the effects of the NICO cession.

American International Group, Inc. and Subsidiaries

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

    In managing SunAmerica, AIG analyzes the operating performance of each business using Operating income (loss), which is before net realized capital gains (losses) and related DAC and SIA amortization, and goodwill impairment charges. Operating income (loss) is not a substitute for pre-tax income determined in accordance with U.S. GAAP. However, AIG believes that the presentation of Operating income (loss) enhances the understanding of the underlying profitability of the ongoing operations of SunAmerica. The reconciliations to pre-tax income are provided in the tables that follow.

American International Group, Inc. and Subsidiaries

 SunAmerica Results

The following table presents SunAmerica results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Domestic Life Insurance:
Revenue:
Premiums	$662	$658	1%	$1,283	$1,325	(3)%
Policy fees	366	370	(1)	742	743	-
Net investment income	965	1,050	(8)	2,012	2,084	(3)
Operating expenses:
Policyholder benefits and claims incurred	1,190	1,096	9	2,223	2,206	1
Interest credited to policyholder account balances	209	209	-	419	419	-
Amortization of deferred acquisition costs	129	161	(20)	260	317	(18)
Policy acquisition and other expenses	235	232	1	488	465	5

Operating income	230	380	(39)	647	745	(13)
Net realized capital gains (losses)	153	(100)	-	71	(240)	-
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital gains (losses)	(9)	4	-	(6)	6	-

Pre-tax income	$374	$284	32%	$712	$511	39%

Domestic Retirement Services:
Revenue:
Policy fees	$316	$287	10%	$624	$562	11%
Net investment income	1,496	1,578	(5)	3,203	3,251	(1)
Operating expenses:
Policyholder benefits and claims incurred	22	74	(70)	4	58	(93)
Interest credited to policyholder account balances	901	918	(2)	1,796	1,817	(1)
Amortization of deferred acquisition costs	174	194	(10)	383	306	25
Policy acquisition and other expenses	202	201	-	405	400	1

Operating income	513	478	7	1,239	1,232	1
Net realized capital losses	(62)	(866)	93	(200)	(1,522)	87
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital losses	(50)	192	-	(36)	194	-

Pre-tax income (loss)	$401	$(196)	-%	$1,003	$(96)	-%

Total SunAmerica:
Revenue:
Premiums	$662	$658	1%	$1,283	$1,325	(3)%
Policy fees	682	657	4	1,366	1,305	5
Net investment income	2,461	2,628	(6)	5,215	5,335	(2)
Operating expenses:
Policyholder benefits and claims incurred	1,212	1,170	4	2,227	2,264	(2)
Interest credited to policyholder account balances	1,110	1,127	(2)	2,215	2,236	(1)
Amortization of deferred acquisition costs	303	355	(15)	643	623	3
Policy acquisition and other expenses	437	433	1	893	865	3

Operating income	743	858	(13)	1,886	1,977	(5)
Net realized capital gains (losses)	91	(966)	-	(129)	(1,762)	93
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital gains (losses)	(59)	196	-	(42)	200	-

Pre-tax income	$775	$88	781%	$1,715	$415	313%

American International Group, Inc. and Subsidiaries

Quarterly SunAmerica Results

    SunAmerica reported a decrease in operating income in the three-month period ended June 30, 2011 compared to the same period in 2010, reflecting the following:

  •
  lower net investment income and a $100 million increase in incurred but not reported death claims. See Outlook herein for further discussion of incurred but not reported death claims. Net investment income declined due to $176 million of losses related to the valuation of ML II compared to income of $120 million in the same period in 2010.

  •
  a $96 million increase in partnership income, and an increase in overall base yields due to the continued investment of cash and short-term investments into higher yielding securities.

  •
  lower DAC amortization and policyholder benefit expenses due to improved equity market conditions in the three-month period ended June 30, 2011 compared to the same period in 2010.

    Pre-tax income for SunAmerica reflected net capital gains in the three-month period ended June 30, 2011 compared to net capital losses in the same period in the prior year due principally to a significant decline in other-than-temporary impairments, a $487 million decline in fair value losses of embedded derivatives, net of economic hedges, driven by improved equity market conditions and $291 million of gains on the sale of securities. See Results of Operations — Net Realized Capital Gains (Losses).

Year-to-Date SunAmerica Results

    SunAmerica reported a decrease in operating income in the six-month period ended June 30, 2011 compared to the same period in 2010, reflecting the following:

  •
  lower net investment income and the $100 million increase in incurred but not reported death claims. Net investment income declined due to $205 million lower income related to the valuation of ML II, lower call and tender income and an overall decline in base yields as investment purchases in 2010 and early 2011 were made at yields lower than the weighted average yields of the base portfolio. However, as noted above, yields are expected to improve due to the continued investment of cash and short term investments.

  •
  a $274 million increase in partnership income.

  •
  declines in DAC amortization and policyholder benefit expenses due to improved equity market conditions and higher fee income due to increases in average separate account balances.

    Pre-tax income for SunAmerica reflected a decline in net realized capital losses in the six-month period ended June 30, 2011 due principally to a $722 million decline in other-than-temporary impairments, a $450 million decline in fair value losses of embedded derivatives, net of economic hedges, driven by improved equity market conditions, a decrease in fair value losses on derivatives primarily used to hedge the effect of interest rate and foreign exchange movements on GIC reserves, and $341 million of gains on the sale of securities. See Results of Operations — Net Realized Capital Gains (Losses).

American International Group, Inc. and Subsidiaries

Sales and Deposits

The following tables summarize SunAmerica Premiums, deposits and other considerations by product*:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Premiums, deposits and other considerations
Individual fixed annuity deposits	$2,018	$1,277	58%	$4,169	$2,430	72%
Group retirement product deposits	1,705	1,602	6	3,407	3,210	6
Life insurance	1,241	1,316	(6)	2,428	2,639	(8)
Individual variable annuity deposits	832	496	68	1,591	853	87
Retail mutual funds	329	255	29	739	531	39
Individual annuities runoff	19	22	(14)	36	42	(14)

Total premiums, deposits and other considerations	$6,144	$4,968	24%	$12,370	$9,705	27%

Retail	65	56	16	120	102	18
Institutional	6	23	(74)	6	24	(75)

Life insurance sales	$71	$79	(10)%	$126	$126	-%

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

The following table presents a reconciliation of premiums, deposits and other considerations to premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Premiums, deposits and other considerations	$6,144	$4,968	$12,370	$9,705
Deposits	(5,494)	(4,280)	(11,112)	(8,317)
Other	12	(30)	25	(63)

Premiums	$662	$658	$1,283	$1,325

    Total premiums, deposits and other considerations increased in both the three- and six-month periods ended June 30, 2011 as deposits from individual fixed annuities, individual variable annuities and retail mutual funds all showed significant increases. The decline in life insurance deposits was primarily driven by lower institutional life, payout and deferred annuity sales. Individual fixed annuity deposits increased as certain bank distributors negotiated a lower commission in exchange for a higher rate offered to policyholders which made SunAmerica's individual fixed products more attractive. Variable annuity sales increased due to reinstatements at a number of key broker-dealers, increased wholesaler productivity and improvements in the equity markets. Retail mutual funds increased as a result of increased sales due to a sales strategy surrounding cyclical investment themes. Retail life insurance sales increased as product enhancements and efforts to re-engage independent distribution and improve productivity of the career agency force continue to produce results. Sales of large institutional life policies decreased from prior periods which included significant variable universal life sales.

American International Group, Inc. and Subsidiaries

Domestic Retirement Services Sales and Deposits

The following table presents the account value rollforward for Domestic Retirement Services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Group retirement products
Balance, beginning of year	$70,565	$64,869	$68,365	$63,419
Deposits – annuities	1,303	1,273	2,594	2,527
Deposits – mutual funds	402	329	813	683

Total Deposits	1,705	1,602	3,407	3,210
Surrenders and other withdrawals	(1,448)	(1,740)	(2,951)	(3,416)
Death benefits	(90)	(78)	(173)	(151)

Net inflows (outflows)	167	(216)	283	(357)
Change in fair value of underlying investments, interest credited, net of fees	401	(2,437)	2,485	(846)

Balance, end of period	$71,133	$62,216	$71,133	$62,216

Individual fixed annuities
Balance, beginning of year	$49,854	$47,547	$48,489	$47,202
Deposits	2,018	1,277	4,169	2,430
Surrenders and other withdrawals	(913)	(892)	(1,753)	(1,797)
Death benefits	(425)	(392)	(827)	(762)

Net inflows (outflows)	680	(7)	1,589	(129)
Change in fair value of underlying investments, interest credited, net of fees	460	458	916	925

Balance, end of period	$50,994	$47,998	$50,994	$47,998

Individual variable annuities
Balance, beginning of year	$26,277	$24,866	$25,581	$24,637
Deposits	832	496	1,591	853
Surrenders and other withdrawals	(838)	(687)	(1,676)	(1,361)
Death benefits	(115)	(106)	(225)	(226)

Net outflows	(121)	(297)	(310)	(734)
Change in fair value of underlying investments, interest credited, net of fees	(73)	(1,251)	812	(585)

Balance, end of period	$26,083	$23,318	$26,083	$23,318

Total Domestic Retirement Services
Balance, beginning of year	$146,696	$137,282	$142,435	$135,258
Deposits	4,555	3,375	9,167	6,493
Surrenders and other withdrawals	(3,199)	(3,319)	(6,380)	(6,574)
Death benefits	(630)	(576)	(1,225)	(1,139)

Net inflows (outflows)	726	(520)	1,562	(1,220)
Change in fair value of underlying investments, interest credited, net of fees	788	(3,230)	4,213	(506)

Balance, end of period, excluding runoff	148,210	133,532	148,210	133,532
Individual annuities runoff	4,346	4,526	4,346	4,526
GIC runoff	6,836	8,361	6,836	8,361

Balance, end of period	$159,392	$146,419	$159,392	$146,419

General and separate account reserves and mutual funds
General account reserve	$99,159	$97,129	$99,159	$97,129
Separate account reserve	50,418	41,779	50,418	41,779

Total general and separate account reserves	149,577	138,908	149,577	138,908
Group retirement mutual funds	9,815	7,511	9,815	7,511

Total reserves and mutual funds	$159,392	$146,419	$159,392	$146,419

American International Group, Inc. and Subsidiaries

    Net flows improved in 2011 due to the impact of both the significant increase in deposits and continued favorable surrender experience in group retirement and individual fixed annuities. Surrender rates for individual fixed annuities have decreased in 2011 due to the low interest rate environment and the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace. Surrender rates for group retirement products declined due to a decrease in certain large group surrenders. SunAmerica has returned to a more normal level of group surrender activity that no longer reflects the negative AIG publicity associated with the events of 2008 and 2009.

The following table presents reserves by surrender charge category and surrender rates:

	2011			2010
At June 30, (in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$54,369	$15,639	$12,085	$47,829	$12,719	$10,230
0% - 2%	1,210	3,500	3,855	1,203	3,492	3,701
Greater than 2% - 4%	1,400	5,180	2,279	1,767	5,329	1,720
Greater than 4%	3,562	23,567	7,701	2,993	23,314	6,472
Non-Surrenderable	777	3,108	163	913	3,144	1,195

Total reserves	$61,318	$50,994	$26,083	$54,705	$47,998	$23,318

Surrender rates	8.4%	7.1%	12.9%	10.7%	7.6%	11.4%

*
Excludes mutual funds of $9.8 billion and $7.5 billion at June 30, 2011 and 2010, respectively.

 The following table summarizes the major components of the changes in SunAmerica DAC/VOBA:

Six Months Ended June 30, (in millions)	2011	2010

Balance, beginning of year	$9,606	$11,098
Acquisition costs deferred	608	489
Amortization expense*	(678)	(457)
Change in unrealized losses on securities	(398)	(981)

Balance, end of period	$9,138	$10,149

*
Net of benefit of DAC and VOBA related to net realized capital losses.

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

Financial Services Operations

    AIG's Financial Services subsidiaries engage primarily in commercial aircraft leasing and the management of the remaining Capital Markets derivatives portfolio.

    AIG's Aircraft Leasing operations are the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines. Aircraft Leasing operations also

American International Group, Inc. and Subsidiaries

include gains and losses that result from the remarketing of commercial jet aircraft for ILFC's own account, and remarketing and fleet management services for airlines and other aircraft fleet owners.

    AIG's Capital Markets operations consist of the management of the remaining AIGFP derivatives portfolio. The active wind-down of the AIGFP derivatives portfolio was completed at the end of the second quarter of 2011. The remaining AIGFP derivatives portfolio consists predominantly of transactions AIG believes are of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis, although the portfolio may experience periodic mark-to-market volatility. AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with the businesses of other AIG subsidiaries. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity of Parent and Subsidiaries — Financial Services — Capital Markets.

Financial Services Results

Financial Services results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Revenues:
Aircraft Leasing	$1,135	$1,171	(3)%	$2,294	$2,389	(4)%
Capital Markets	(100)	(63)	(59)	270	(85)	-
Other, including intercompany adjustments	30	94	(68)	69	188	(63)

Total	$1,065	$1,202	(11)%	$2,633	$2,492	6%

Pre-tax income (loss):
Aircraft Leasing	$87	$173	(50)%	$207	$92	125%
Capital Markets	(160)	(145)	(10)	117	(231)	-
Other, including intercompany adjustments*	(70)	(4)	(1,650)	(142)	(39)	(264)

Total	$(143)	$24	-%	$182	$(178)	-%

*
Reflects a decrease in interest income related to a modification of intercompany debt of $63 million for the three-month period ended June 30, 2011 and $127 million for the six-month period ended June 30, 2011.

Quarterly Aircraft Leasing Results

    ILFC pre-tax income decreased in the three-month period ended June 30, 2011 compared to the same period in 2010 primarily due to a $61 million loss on the extinguishment of debt, lower rental revenues as a result of a reduction in its aircraft fleet and lower lease rates on used aircraft. These results were partially offset by lower depreciation expense and lower impairment charges, fair value adjustments and lease-related charges recorded on aircraft. During the second quarter of 2011, ILFC recorded impairment charges, fair value adjustments and lease-related charges of $42 million related primarily to sales and potential sales of seven aircraft compared to charges of $66 million in the same period in 2010 related to sales and potential sales of eight aircraft.

Year-to-Date Aircraft Leasing Results

    ILFC pre-tax income increased in the six-month period ended June 30, 2011 compared to the same period in 2010 primarily due to lower impairment charges, fair value adjustments and lease-related charges recorded on aircraft. ILFC recorded impairment charges, fair value adjustments and lease-related charges of $155 million related primarily to sales and potential sales of 17 aircraft compared to charges of $497 million in the same period in 2010 related to sales and potential sales of 63 aircraft. For the six-month period ended June 30, 2011, ILFC also recorded a $61 million loss on the extinguishment of debt, incurred increased interest expense driven by

American International Group, Inc. and Subsidiaries

higher composite borrowing rates, and recorded lower rental revenues and depreciation expense as a result of a reduction in its aircraft fleet compared to the same period in 2010 and lower lease rates on used aircraft.

Quarterly Capital Markets Results

    Capital Markets reported a higher pre-tax loss in the three-month period ended June 30, 2011 compared to the same period in 2010 primarily due to unrealized market valuation losses related to the super senior credit default swap portfolio, partially offset by improvement related to the net effect of changes in credit spreads on the valuation of Capital Markets derivative assets and liabilities as well as lower operating expenses. During the three-month period ended June 30, 2011, Capital Markets recorded an unrealized market valuation loss of $94 million compared to an unrealized market valuation gain of $161 million in the three-month period ended June 30, 2010. The loss resulted primarily from CDS transactions written on multi-sector CDOs driven by price decreases on the underlying assets. (See Critical Accounting Estimates — Fair Value Measurements of Certain Financial Assets and Liabilities — Level 3 Assets and Liabilities for a discussion of Capital Markets super senior credit default swap portfolio.) With respect to the valuation of Capital Markets derivative assets and liabilities, which are measured at fair value, Capital Markets incurred a net credit valuation adjustment loss of $2 million in the three-month period ended June 30, 2011 compared to a net credit valuation adjustment loss of $138 million in the three-month period ended June 30, 2010.

Year-to-Date Capital Markets Results

    Capital Markets reported pre-tax income in the six-month period ended June 30, 2011 compared to a pre-tax loss in the same period in 2010 primarily due to the valuation of Capital Markets derivative assets and liabilities, which are measured at fair value. Capital Markets recorded a net credit valuation adjustment gain of $26 million in the six-month period ended June 30, 2011 compared to a net credit valuation adjustment loss of $316 million in the six-month period ended June 30, 2010. During the six-month period ended June 30, 2011, Capital Markets recorded an unrealized market valuation gain of $229 million compared to an unrealized market valuation gain of $280 million in the six-month period ended June 30, 2010. The gains resulted primarily from CDS transactions written on multi-sector CDOs driven by price improvement and amortization of the underlying assets. Operating expenses were significantly lower during the six-month period ended June 30, 2011 compared to the same period in 2010.

Other Operations

    AIG's Other operations includes results from Parent & Other operations, after allocations to AIG's business segments, Mortgage Guaranty operations, Asset Management operations, and results from those divested businesses not included in Discontinued operations.

    AIG's Parent & Other operations consist primarily of interest expense, intercompany interest income that is eliminated in consolidation, expenses of corporate staff not attributable to specific reportable segments (including restructuring costs), expenses related to efforts to improve internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate-level net realized capital gains and losses, certain litigation-related charges and credits, and net gains and losses on sale of divested businesses which did not qualify for discontinued operations accounting treatment. In addition, fair value gains or losses on AIG's remaining interest in AIA and in the MetLife securities received as consideration from the sale of ALICO are included in Parent & Other.

    Divested businesses include results of certain businesses that have been divested or are being wound down or repositioned.

American International Group, Inc. and Subsidiaries

Other Results

The following table presents pre-tax income for AIG's Other operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Parent & Other:
Intercompany interest income, net	$2	$144	(99)%	$12	$298	(96)%
Interest expense on FRBNY Credit Facility	-	(755)	-	(72)	(1,588)	95
Other interest expense	(420)	(484)	13	(847)	(959)	12
Unallocated corporate expenses	(261)	(761)	66	(329)	(941)	65
Change in the fair value of MetLife securities prior to the sale	-	-	-	(157)	-	-
Change in fair value of AIA securities	1,521	-	-	2,583	-	-
Loss on extinguishment of debt	(18)	-	-	(3,331)	-	-
Net realized capital gains (losses)	(46)	409	-	(467)	694	-
Net gain (loss) on sale of divested businesses	(2)	198	-	(74)	122	-
Other miscellaneous, net	72	10	620	89	37	141

Total Parent & Other	$848	$(1,239)	-%	$(2,593)	$(2,337)	(11)%

Other businesses:
Mortgage Guaranty	$7	$245	(97)%	$14	$341	(96)%
Asset Management:
Direct Investment Book	112	118	(5)	560	(29)	-
Institutional Asset Management	(8)	-	-	7	(74)	-
Divested businesses	25	782	(97)	47	1,457	(97)
Change in fair value of ML III	(667)	358	-	77	1,109	(93)

Total Other businesses	$(531)	$1,503	-%	$705	$2,804	(75)%

Total Other operations	$317	$264	20%	$(1,888)	$467	-%

Parent & Other

    Parent & Other reported pre-tax income in the three-month period ended June 30, 2011 compared to a pre-tax loss in the same period in 2010 primarily due to:

  •
  fair value gains of $1.5 billion on AIG's equity interest in AIA;

  •
  a decline in interest expense as a result of the repayment of the FRBNY Credit Facility; and

  •
  a reduction in unallocated corporate expenses, principally due to securities litigation-related charges recorded in the second quarter of 2010. See Note 11 to the Consolidated Financial Statements for additional information.

    Parent & Other reported an increased pre-tax loss in the six-month period ended June 30, 2011 compared to the same period in 2010 primarily due to a loss on extinguishment of debt of $3.3 billion in connection with the Recapitalization, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility and net realized capital losses recorded in the first six months of 2011 compared to net realized capital gains in the same period in 2010.

    This loss was partially offset by:

  •
  a $2.6 billion increase in fair value of AIG's equity interest in AIA;

  •
  a decline in interest expense as a result of the repayment of the FRBNY Credit Facility; and

  •
  a reduction in unallocated corporate expenses noted above.

American International Group, Inc. and Subsidiaries

Other Businesses

Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically and to a lesser extent internationally, that covers mortgage lenders from the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

Quarterly Mortgage Guaranty Results

    Mortgage Guaranty pre-tax income decreased in the three-month period ended June 30, 2011 compared to the same period in 2010, primarily due to:

  •
  declines in earned premiums from the second-lien, private student loan and international businesses resulting from these businesses being placed into runoff during the fourth quarter of 2008, partially offset by an increase in earned premiums from first-lien business;

  •
  an increase in claims and claims adjustment expenses for the first-lien and second-lien businesses, partially offset by declines for the student loan and international businesses. The higher claims and claims adjustment expenses include provisions for increased overturns of denied and rescinded claims and unfavorable reserve development in the current period compared to favorable development experienced in the same period in 2010, primarily in first-lien business. The increased overturns result from additional resources deployed by lenders and mortgage servicers to address loan documentation issues. The higher claims and claims adjustment expenses were partially offset by lower levels of newly reported delinquencies in the first-lien, second-lien and international products, higher denials and rescissions, primarily on first-lien claims, and a reduction in reserves due to an agreement to resolve certain delinquencies with a major European lender that resulted in a $43 million benefit; and

  •
  a reduction in underwriting expenses reflecting a $64 million accrual of estimated remedy losses in 2010. Remedy losses represent the indemnification for losses incurred by lenders arising from obligations contractually assumed by UGC as a result of underwriting services provided to lenders during times of high loan origination activity. UGC believes it has adequately accrued for these losses at June 30, 2011.

    UGC, like other participants in the mortgage insurance industry, has made claims against various counterparties in relation to alleged underwriting failures, and received similar claims from counterparties. These claims and counterclaims allege breach of contract, breach of good faith and fraud, among other allegations. These claims and counter claims are currently being litigated and UGC cannot assess the ultimate outcome or quantify its ultimate liability, if any, for these unresolved legal matters.

Year-to-Date Mortgage Guaranty Results

    Mortgage Guaranty pre-tax income decreased in the six-month period ended June 30, 2011 compared to the same period in 2010, primarily due to:

  •
  declines in earned premiums from the second-lien, private student loan and international businesses resulting from these businesses being placed into runoff during the fourth quarter of 2008, partially offset by an increase in earned premiums from first-lien business;

  •
  an increase in claims and claims adjustment expenses for the first-lien and second-lien businesses, partially offset by declines for the student loan and international businesses. The higher claims and claims adjustment expenses include provisions for increased overturns of denied and rescinded claims and lower favorable development than experienced in the same period in 2010, primarily in first-lien business. The increased overturns result from additional resources deployed by lenders and mortgage servicers to address loan documentation issues. The higher claims and claims adjustment expenses were partially offset by lower levels of newly reported delinquencies in the first-lien, second-lien and international products and higher denials

American International Group, Inc. and Subsidiaries

    and rescissions, primarily on first-lien claims and a reduction in reserves due to an agreement to resolve certain delinquencies with a major European lender discussed above; and

  •
  the $64 million accrual of estimated remedy losses in 2010 discussed above.

Risk-in-Force

The following table presents risk in force and delinquency ratio information for UGC's domestic business:

At June 30, (dollars in billions)	2011	2010

Domestic first-lien:
Risk in force	$24.7	$25.9
60+ day delinquency ratio on primary loans(a)	14.6%	18.5%
Domestic second-lien:
Risk in force(b)	$1.7	$2.4

(a)
Based on number of policies.

(b)
Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

Change in Fair Value of ML III

    The loss attributable to AIG's interest in ML III for the three-month period ended June 30, 2011 was due to significant spread widening in the quarter. The small gain for the six-month period was due to the loss from significant spread widening in the current period that offset almost the entire gain from credit spreads and cash flow improvement in the first three months of 2011.

Asset Management Operations

    AIG's Asset Management operations include the results of the Direct Investment book and the Institutional Asset Management business.

    The revenues of the Institutional Asset Management business are primarily derived from providing asset management services to AIG and its subsidiaries and are eliminated in AIG's consolidated financial results. The Direct Investment book's operating results are impacted by performance in the credit, equity and real estate markets.

Direct Investment Book Results

    The Direct Investment book includes results for the MIP, AIG Global Real Estate and the results of certain non-derivative assets and liabilities of AIGFP now managed by the Asset Management Group.

    The Direct Investment book's pre-tax operating income decreased in the three-month period ended June 30, 2011 primarily due to lower credit valuation adjustments on the non-derivative assets and liabilities of AIGFP accounted for under the fair value option, partially offset by improved operating results of AIG Global Real Estate due to lower impairment charges on real estate investments. For the six months ended June 30, 2011, the Direct Investment book reported pre-tax operating income due to lower impairments on fixed maturity and real estate investments primarily due to market stabilization partially offset by lower credit valuation adjustments on the non-derivative assets and liabilities of AIGFP.

American International Group, Inc. and Subsidiaries

The following table presents credit valuation adjustment gains (losses) for the Direct Investment book (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Three Months Ended June 30, 2011
Bond trading securities	$(43)	Notes and bonds payable	$14
Loans and other assets	2	Hybrid financial instrument liabilities	22
		GIAs	20
		Other liabilities	1

Decrease in assets	$(41)	Decrease in liabilities	$57

Net pre-tax increase to Other income	$16

Three Months Ended June 30, 2010
Bond trading securities	$247	Notes and bonds payable	$73
Loans and other assets	(1)	Hybrid financial instrument liabilities	85
		GIAs	66
		Other liabilities	13

Increase in assets	$246	Decrease in liabilities	$237

Net pre-tax increase to Other income	$483

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Six Months Ended June 30, 2011
Bond trading securities	$282	Notes and bonds payable	$(4)
Loans and other assets	18	Hybrid financial instrument liabilities	(8)
		GIAs	29
		Other liabilities	(1)

Increase in assets	$300	Decrease in liabilities	$16

Net pre-tax increase to Other income	$316

Six Months Ended June 30, 2010
Bond trading securities	$1,070	Notes and bonds payable	$(123)
Loans and other assets	45	Hybrid financial instrument liabilities	(164)
		GIAs	(79)
		Other liabilities	(24)

Increase in assets	$1,115	Increase in liabilities	$(390)

Net pre-tax increase to Other income	$725

Institutional Asset Management Results

    Institutional Asset Management includes AIG's internal asset management business and AIG Markets, Inc. (AIG Markets). AIG Markets acts as a derivative intermediary transacting with AIG and its subsidiaries and third parties.

    Institutional Asset Management recognized a pre-tax operating loss in the three-month period ended June 30, 2011, driven by fair value adjustments on derivative positions due to changes in counterparty credit risk and portfolio composition. For the six-month period ended June 30, 2011, Institutional Asset Management recognized

American International Group, Inc. and Subsidiaries

an increase in pre-tax operating income due to the sale of AIG third-party asset management business and deconsolidation of certain private equity investments, which significantly reduced operating expenses.

Divested Businesses

    Divested businesses include the operating results of divested businesses that did not qualify for discontinued operations accounting through the date of their sale as well as certain non-core businesses currently in run-off. The Divested businesses results for the three and six months ended June 30, 2010 primarily represent the historical results of AIA, which was deconsolidated in November 2010.

Capital Resources and Liquidity

Overview

    AIG Parent's primary sources of liquidity are short-term investments and borrowing availability under syndicated credit and contingent liquidity facilities. Subject to market conditions, AIG expects to access the debt markets from time to time to meet its financing needs, which include the payment of maturing debt of AIG and its subsidiaries.

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

    AIG's insurance operations must comply with numerous constraints on their minimum capital positions. These constraints are guiding requirements for capital adequacy for individual businesses, based on capital assessments under rating agency, regulatory and business requirements. Using ERM's stress testing methodology, the capital impact of potential stresses is evaluated relative to the binding capital constraint of each business operation in order to determine AIG Parent's liquidity requirements to support the insurance operations and maintain their target capitalization levels. Added to this amount is the contingent liquidity required under stressed scenarios for non-insurance operations, including the AIGFP derivatives portfolio, the Direct Investment book and ILFC.

    AIG's consolidated risk target is to maintain a minimum liquidity buffer such that AIG Parent's liquidity requirements under the ERM stress scenarios do not exceed 80 percent of AIG Parent's overall liquidity sources over the specified two-year horizon. If the 80 percent minimum threshold is projected to be breached over this defined time horizon, AIG will take appropriate actions to further increase liquidity sources or reduce liquidity requirements to maintain the target threshold, although no assurance can be given that this can be achieved under then-prevailing market conditions.

    As a result of these ERM stress tests at June 30, 2011 and other considerations discussed in Note 1 to the Consolidated Financial Statements, AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies or events.

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

American International Group, Inc. and Subsidiaries

 Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Six Months Ended June 30, (in millions)	2011	2010

Summary:
Net cash provided by (used in) operating activities	$(3,464)	$9,771
Net cash provided by (used in) investing activities	37,748	(6,067)
Net cash used in financing activities	(33,714)	(4,527)
Effect of exchange rate changes on cash	29	(92)

Increase (decrease) in cash	599	(915)
Cash at beginning of year	1,558	4,400
Change in cash of businesses held for sale	433	(645)

Cash at end of period	$2,590	$2,840

    Net cash used in operating activities for the first six months of 2011 reflects the payment of FRBNY Credit Facility accrued compounded interest and fees totaling $6.4 billion, which in prior periods were paid in kind and, accordingly did not reduce operating cash flow in prior periods.

    Excluding the payment of FRBNY Credit Facility accrued interest and fees, AIG generated positive operating cash flows in both periods. Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits, but the ability of Chartis to generate positive cash flow is affected by operating expenses, the frequency and severity of losses under its insurance policies and policy retention rates. Cash used by Chartis operations was $398 million for the first six months of 2011 compared to $729 million in the same period of 2010. Catastrophic events and significant casualty losses, the timing and effect of which are inherently unpredictable, reduce operating cash flow for Chartis operations. Additionally, during the second quarter 2011, Chartis completed a transaction with NICO, under which Chartis paid NICO approximately $1.67 billion as consideration for the cession of a majority of Chartis' U.S. net asbestos liabilities.

    Cash provided by AIG's life insurance subsidiaries, including entities presented as discontinued operations, was $2.4 billion for the first six months of 2011 compared to $6.6 billion in the same period in 2010, as 2010 included operating cash flows from divested foreign life insurance subsidiaries including AIA and ALICO. Cash used by Financial Services was $854 million for the first six months of 2011, compared to cash provided of $2.7 billion for the same period in 2010, primarily attributable to the active wind-down of AIGFP's derivatives portfolio, which was completed at the end of the second quarter of 2011.

    The AIGFP derivatives portfolio wind-down and other segment developments affecting pre-tax income (loss) described above are discussed further in Liquidity of Parent and Subsidiaries — Financial Services — Capital Markets.

    The significant increase in cash from investing activities in the first six months of 2011 was driven by the deployment in connection with the Recapitalization of restricted cash generated from the AIA IPO and ALICO sale, the disposition of MetLife securities, sales and maturities of available for sale fixed maturity securities and hybrid investments, primarily at Chartis and SunAmerica Financial Group. Net cash used in investing activities in the first six months of 2010 primarily resulted from net purchases of fixed maturity securities, resulting from AIG's investment of cash generated from operating activities, and the redeployment of liquidity that had been accumulated by the insurance companies in 2008 and 2009.

    Net cash used in financing activities for the first six months of 2011 primarily represents the repayment of the FRBNY Credit Facility and the $9.1 billion partial repayment of the SPV Preferred Interests on January 14, 2011 in connection with the Recapitalization described in Note 1 of the Consolidated Financial Statements.

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

    In addition, in the first six months of 2011, several significant asset sales were completed, including the sale of AIG Star and AIG Edison in February 2011and the sale of MetLife securities in March 2011. These transactions are more fully described in Notes 1 and 4 to the Consolidated Financial Statements and are excluded from the Sources and Uses discussion below.

    On May 27, 2011, AIG and the Department of the Treasury, as selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. A portion of the net proceeds AIG received from this offering, $550 million, is available to fund a litigation settlement, and AIG intends to use the balance of the net proceeds for general corporate purposes.

Sources of Liquidity

    AIG Parent's primary sources of cash flow are dividends, distributions, and other payments from subsidiaries. In the first six months of 2011, AIG Parent collected $291 million in payments from subsidiaries, including a $130 million dividend from Chartis in the second quarter of 2011. AIG Parent received liquidity from SunAmerica through the repayment of intercompany loans (see SunAmerica below.) In addition, AIG raised approximately $2.9 billion in net proceeds from the sale of AIG Common Stock discussed under Liquidity of Parent and Subsidiaries — AIG Parent above.

    AIG has established and maintains substantial sources of actual and contingent liquidity.

The following table presents AIG Parent's sources of liquidity. This does not include liquidity that is expected to result from cash flows from operations:

(in millions)	As of June 30, 2011

Cash(a)(b)	$598
Short-term investments(a)	8,797
Available capacity under Syndicated Credit Facilities	3,182
Available capacity under Contingent Liquidity Facility	500

Total AIG Parent liquidity sources(b)	$13,077

(a)
Excludes Cash and Short-term Investments held by AIGFP, which are considered to be unrestricted and available for use by AIG Parent of $411 million at June 30, 2011.

(b)
Includes $492 million related to unsettled securities purchased under resale agreements which settled in July 2011.

    AIG's ability to borrow under the syndicated credit and contingent liquidity facilities is not contingent on its credit ratings. For further discussion of the terms and conditions relating to the bank credit facilities, see Credit Facilities below.

    AIG expects to establish an additional contingent liquidity facility during the third quarter of 2011. Under this facility, AIG will have the unconditional right, for a period of five years, to issue up to $750 million in senior debt to an unaffiliated international financial institution, at its discretion, based on a put option agreement between AIG and the financial institution.

American International Group, Inc. and Subsidiaries

    For additional information on the existing contingent liquidity facility, see Debt below. The Series G Drawdown Right was terminated in connection with the May 2011 offering and sale of AIG Common Stock.

Uses of Liquidity

    AIG's primary uses of cash flow are for debt service, operating expenses and subsidiary capital needs. In the first six months of 2011, AIG Parent retired $3.6 billion of debt of which $1.4 billion is debt retirement of MIP, and made interest payments totaling $1.3 billion. Approximately $4.2 billion of AIG Parent's cash and short-term investment balances is attributable to the MIP and is available to meet obligations of the MIP. See Liquidity of Parent and Subsidiaries — Other Operations — Direct Investment Book below for additional details.

    AIG Parent made $3.8 billion in net capital contributions to subsidiaries in the first six months of 2011, of which $3.7 billion was contributed to Chartis as a result of the reserve strengthening in the fourth quarter of 2010. This transaction was funded from the retention of $2 billion of net cash proceeds from the sale of AIG Star and AIG Edison (for which the Department of the Treasury provided a waiver permitting AIG to use such proceeds for this purpose instead of using the proceeds to repay SPV Preferred Interests) and available cash at AIG Parent.

    AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies or events. No assurance can be given, however, that AIG's cash needs will not exceed projected liquidity. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, further downgrades in AIG's credit ratings, or catastrophic losses may result in significant additional cash needs, loss of some sources of liquidity or both. Regulatory and other legal restrictions could limit AIG's ability to transfer funds freely, either to or from its subsidiaries.

Chartis

    AIG currently expects that its Chartis subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Chartis subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $12.9 billion as of June 30, 2011. Further, Chartis businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds, which Chartis could monetize in the event liquidity levels are deemed insufficient. In the first quarter of 2011, Chartis received a capital contribution of $3.7 billion in cash from AIG as a result of the reserve strengthening in the fourth quarter of 2010. Chartis used $1.8 billion of this amount to purchase certain assets from the Direct Investment book (DIB). Additionally, Chartis subsequently returned capital to AIG Parent of $2.2 billion in the form of all of the outstanding stock of UGC in the first quarter of 2011. In the second quarter of 2011, Chartis paid a dividend of $130 million to AIG Parent.

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

American International Group, Inc. and Subsidiaries

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

SunAmerica

    Management considers the sources of liquidity for SunAmerica subsidiaries adequate to satisfy future liquidity requirements and meet foreseeable liquidity requirements, including reasonably foreseeable contingencies or events. The SunAmerica companies continue to maintain substantial liquidity in the form of cash and short-term investments, totaling $4.6 billion as of June 30, 2011. These subsidiaries generally have been lengthening their maturity profile by purchasing investment grade fixed income securities in order to reduce the levels of cash, cash equivalents and other short-term instruments that had been maintained during 2009 and 2010. In the first six months of 2011, the SunAmerica companies paid dividends and surplus note interest totaling approximately $618 million to their respective holding companies, which used the funds to provide liquidity to AIG Parent through the repayment of intercompany loans.

    The most significant potential liquidity requirements of SunAmerica companies are the funding of product surrenders, withdrawals and maturities. Given the size and liquidity profile of SunAmerica's investment portfolios, AIG believes that any deviations from projected claim experience would not constitute a significant liquidity risk.

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

Financial Services

    AIG's major Financial Services operations at June 30, 2011 consist of ILFC and the remaining derivatives portfolio of AIGFP.

International Lease Finance Corporation

    ILFC's sources of liquidity include existing cash and short-term investments of $2.1 billion, future cash flows from operations, debt issuances and aircraft sales, subject to market and other conditions. Uses of liquidity for ILFC primarily consist of aircraft purchases and debt repayments. In 2011, ILFC improved its liquidity position by entering into an unsecured $2.0 billion three-year revolving credit facility and a secured $1.5 billion term loan facility. In addition, on May 24, 2011, ILFC issued $2.25 billion aggregate principal amount of senior unsecured notes, with $1.0 billion maturing in 2016 and $1.25 billion maturing in 2019. On June 17, 2011, ILFC completed tender offers for the purchase of approximately $1.67 billion aggregate principal amount of notes with maturity dates in 2012 and 2013 for total cash consideration, including accrued interest, of approximately $1.75 billion. ILFC recorded a $61 million loss on the extinguishment of debt.

    See Debt — Debt Maturities — ILFC for further details on ILFC's outstanding debt.

Capital Markets

    Due to the wind-down of AIGFP's remaining derivatives portfolio, AIGFP continues to rely upon AIG Parent to meet most of its collateral and other liquidity requirements.

American International Group, Inc. and Subsidiaries

The following table presents a rollforward of the amount of collateral posted by the Capital Markets operations:

(in millions)	Collateral Posted as of December 31, 2010	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of June 30, 2011

Super senior credit default swap (CDS) portfolio	$3,786	$286	$861	$3,211
All other derivatives	1,335	979	506	1,808

Total	$5,121	$1,265	$1,367	$5,019

    During 2010, AIG's Asset Management Group undertook the management responsibilities for certain non-derivative assets and liabilities of AIGFP. These assets and liabilities are being managed in concert with the MIP with the intention of balancing liquidity requirements and availability between the two programs. Accordingly, gains and losses related to the non-derivative assets and liabilities of AIGFP, primarily consisting of credit valuation adjustment gains and losses, are reported in AIG's Other operations category as part of Asset Management — Direct Investment book. For additional details regarding liquidity consideration related to these assets and liabilities, see Other Operations below.

The following table presents the net notional amount and number of outstanding trade positions in AIGFP's portfolios:

(dollars in billions)	June 30, 2011	December 31, 2010	Percentage Decrease

Net notional amount(a)	$198	$341	(42)%
Super senior CDS contracts (included in net notional amount above)	29	60	(52)
Outstanding trade positions(b)	2,200	3,900	(44)

(a)
Excludes $8.0 billion and $11.5 billion of intercompany derivatives at June 30, 2011 and December 31, 2010, respectively.

(b)
Excludes approximately 4,800 non-derivative trade positions that were transferred to Direct Investment book in 2010.

    The active wind-down of the AIGFP derivatives portfolio was completed at the end of the second quarter of 2011. The remaining AIGFP derivatives portfolio consists predominantly of transactions AIG believes are of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis, although the portfolio may experience periodic mark-to-market volatility.

Other Operations

Mortgage Guaranty

    AIG currently expects that its UGC subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. UGC subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $1.1 billion as of June 30, 2011. Further, UGC businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in municipal and corporate bonds, which UGC could monetize in the event liquidity levels are deemed insufficient.

Direct Investment Book

    The DIB includes results for the MIP, AIG Global Real Estate and the results of certain non-derivative assets and liabilities of AIGFP now managed by the Asset Management Group. AIG's existing CDS contracts for the MIP under International Swaps and Derivatives Association, Inc. (ISDA) agreements may require collateral postings at various ratings and threshold levels.

American International Group, Inc. and Subsidiaries

    While a significant portion of the DIB's liquidity requirements are supported by existing liquidity sources or maturing investments, mismatches in the timing of cash inflows and outflows may require assets to be sold to satisfy liquidity requirements. Depending on market conditions and the ability to sell assets if required, proceeds from asset sales may not be sufficient to satisfy the full amount required. Management believes that sufficient liquidity is maintained by the DIB to meet near-term liquidity requirements. Any additional liquidity shortfalls would need to be funded by AIG Parent. The amount of collateral posted by the DIB for collateralized GIAs as of June 30, 2011 and December 31, 2010 was $5.1 billion and $5.7 billion, respectively.

    During the first six months of 2011, $1.8 billion of assets held by the DIB were sold to certain Chartis U.S. subsidiaries. In addition, during the first six months of 2011, AIG assigned approximately 52 percent of AIG's interest in Maiden Lane III to the DIB, subject to liens on those interests as set forth in the Master Transaction Agreement dated December 8, 2010, among AIG Parent, AM Holdings LLC (formerly known as ALICO Holdings LLC), AIA Aurora LLC, the FRBNY, the Department of the Treasury, and the Trust.

Institutional Asset Management

    AIG Markets, which acts as the derivatives intermediary between AIG companies and third parties, executes its derivative trades (interest rate and foreign exchange swaps and forwards) under ISDA agreements. The agreements with third parties typically require collateral postings. Many of AIG Markets' transactions with AIG and its subsidiaries also include collateral posting requirements. However, generally, no collateral is called under these contracts unless needed to satisfy posting requirements with third parties.

Debt

Debt Maturities

The following table summarizes maturing debt at June 30, 2011 of AIG and its subsidiaries for the next four quarters:

(in millions)	Third Quarter 2011	Fourth Quarter 2011	First Quarter 2012	Second Quarter 2012	Total

ILFC	$2,244	$328	$1,052	$570	$4,194
Borrowings supported by assets (DIB)	1,287	1,425	1,355	1,960	6,027
General borrowings	-	623	27	-	650
Other	1	1	1	1	4

Total	$3,532	$2,377	$2,435	$2,531	$10,875

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include existing cash and short-term investments of $2.1 billion, future cash flows from operations, debt issuances and aircraft sales, subject to market and other conditions. (See Liquidity of Parent and Subsidiaries — Financial Services — ILFC.) In 2011, ILFC entered into an unsecured $2.0 billion three-year revolving credit facility and a secured $1.5 billion term loan facility. AIG expects that ILFC will refinance or issue additional debt as necessary to meet its maturing debt obligations.

  •
  AIG borrowings supported by assets consist of debt under the MIP as well as AIGFP debt being managed in the DIB. At June 30, 2011, all of the debt maturities in the DIB through June 30, 2012 are supported by maturities of investments and short-term investments. Mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and the ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent. Subject to market conditions, AIG expects from time to time to access the debt capital markets when necessary to fund any such shortfall.

American International Group, Inc. and Subsidiaries

The following table provides the rollforward of AIG's total debt outstanding:

Six Months Ended June 30, 2011 (in millions)	Balance at December 31, 2010	Issuances	Maturities and Repayments		Effect of Foreign Exchange	Other Changes	Balance at June 30, 2011

Debt issued or guaranteed by AIG:
General borrowings:
FRBNY Credit Facility	$20,985	$-	$(20,985	)(a)	$-	$-	$-
Notes and bonds payable	11,511	-	-		118	-	11,629
Junior subordinated debt	11,740	-	-		282	1	12,023
Junior subordinated debt attributable to equity units	2,169	-	(2,169	)(b)	-	-	-
Loans and mortgages payable	218	150	(147)		1	1	223
SunAmerica Financial Group, Inc. (SAFG, Inc.) notes and bonds payable	298	-	-		-	-	298
Liabilities connected to trust preferred stock	1,339	-	-		-	-	1,339

Total general borrowings	48,260	150	(23,301)		401	2	25,512

Borrowings supported by assets:
MIP notes payable	11,318	-	(1,350)		510	(74)	10,404
Series AIGFP matched notes and bonds payable	3,981	-	(33)		-	(11)	3,937
GIAs, at fair value	8,212	293	(1,096)		-	90 (c)	7,499
Notes and bonds payable, at fair value	3,253	23	(416)		-	254 (c)	3,114
Loans and mortgages payable, at fair value	678	-	(100)		-	59 (c)	637

Total borrowings supported by assets	27,442	316	(2,995)		510	318	25,591

Total debt issued or guaranteed by AIG	75,702	466	(26,296)		911	320	51,103

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facility, bank financings and other secured financings(d)	26,700	2,432	(4,627)		116	8	24,629
Junior subordinated debt	999	-	-		-	-	999

Total ILFC debt	27,699	2,432	(4,627)		116	8	25,628

Other subsidiaries	446	1	(37)		1	-	411

Debt of consolidated investments(e)	2,614	122	(205)		16	(228)	2,319

Total debt not guaranteed by AIG	30,759	2,555	(4,869)		133	(220)	28,358

Total debt	$106,461	$3,021	$(31,165)		$1,044	$100	$79,461

(a)
Terminated on January 14, 2011 in connection with the Recapitalization. Includes $6.4 billion of paid in kind interest and fees. See Note 1 to the Consolidated Financial Statements.

(b)
Represents remarketing of debentures related to Equity Units.

(c)
Primarily represents adjustments to the fair value of debt.

(d)
Includes $9.3 billion of secured financings, of which $105 million are non-recourse to ILFC.

(e)
At June 30, 2011, includes debt of consolidated investments held through AIG Global Real Estate Investment, AIG Credit and SunAmerica of $1.9 billion, $274 million and $108 million, respectively.

American International Group, Inc. and Subsidiaries

The following table summarizes maturities of long-term debt, excluding borrowings of consolidated investments:

			Year Ending
June 30, 2011		Remainder of 2011
(in millions)	Total		2012	2013	2014	2015	2016	Thereafter

General borrowings:
Notes and bonds payable	$11,629	$623	$27	$1,468	$500	$998	$1,836	$6,177
Junior subordinated debt	12,023	-	-	-	-	-	-	12,023
Loans and mortgages payable	223	-	149	-	-	2	-	72
SAFG, Inc. notes and bonds payable	298	-	-	-	-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

Total general borrowings	25,512	623	176	1,468	500	1,000	1,836	19,909

Borrowings supported by assets:
MIP notes payable	10,404	1,882	2,292	929	446	446	749	3,660
Series AIGFP matched notes and bonds payable	3,937	16	50	3	-	-	-	3,868
GIAs, at fair value	7,499	349	237	198	659	582	287	5,187
Notes and bonds payable, at fair value	3,114	390	879	181	67	223	403	971
Loans and mortgages payable, at fair value	637	75	242	97	73	-	-	150

Total borrowings supported by assets	25,591	2,712	3,700	1,408	1,245	1,251	1,439	13,836

ILFC(a):
Notes and bonds payable	15,090	2,143	2,018	3,421	1,040	1,260	1,000	4,208
Junior subordinated debt	999	-	-	-	-	-	-	999
ECA Facility(b)	2,550	215	429	429	424	336	258	459
Bank financings and other secured financings	6,989	214	1,321	34	1,405	779	1,854	1,382

Total ILFC	25,628	2,572	3,768	3,884	2,869	2,375	3,112	7,048

Other subsidiaries	411	2	3	3	4	23	6	370

Total	$77,142	$5,909	$7,647	$6,763	$4,618	$4,649	$6,393	$41,163

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

June 30, 2011 (in millions) Facility	Size	Borrower(s)	Available Amount	Expiration	One-Year Term-Out Option	Effective Date

AIG:
364-Day Syndicated Facility	$1,591	AIG	$1,591	January 2012	Yes	1/14/2011
3-Year Syndicated Facility	1,591	AIG	1,591	January 2014	No	1/14/2011

Total AIG	$3,182		$3,182

Chartis 364-Day Syndicated Letter of Credit Facility	$1,300	Chartis	$-	December 2011	No	1/14/2011

ILFC:
5-Year Syndicated Facility	$207	ILFC	$-	October 2011	No	10/13/2006
5-Year Syndicated Facility	1,293	ILFC	-	October 2012	No	10/13/2006
3-Year Syndicated Facility	2,000	ILFC	2,000	January 2014	No	1/31/2011

Total ILFC	$3,500		$2,000

American International Group, Inc. and Subsidiaries

    The available amounts shown in the table above for the AIG facilities reflect an increase of $91 million in the size of each of the AIG 364-Day Syndicated Facility and the AIG 3-Year Syndicated Facility that was made available during the second quarter of 2011, for a total increase in borrowing availability of $182 million.

    AIG's ability to borrow under these facilities is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the facilities, including covenants relating to AIG's maintenance of a specified total consolidated net worth and consolidated total debt to consolidated total capitalization. Failure to satisfy these and other requirements contained in the credit facilities would restrict AIG's access to the facilities and, consequently, could have a material adverse effect on AIG's financial condition, results of operations and liquidity.

    The Chartis letter of credit facility provides for the issuance of letters of credit in favor of certain of its general insurance companies to permit those companies to obtain statutory recognition of reinsurance recoverables from unauthorized reinsurers. This facility requires Chartis to maintain a minimum combined statutory surplus and a minimum combined net worth, and contains certain customary affirmative and negative covenants, including limitations with respect to incurrence of certain types of indebtedness or liens, certain dispositions, entry into certain restrictive agreements and transactions with affiliates and certain fundamental changes, as well as customary events of default. At June 30, 2011, the Chartis letter of credit facility was fully drawn and no additional amounts are available under this facility.

    ILFC's three-year credit facility which became effective January 31, 2011 contains customary events of default and restrictive financial covenants that require ILFC to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth, and a maximum ratio of consolidated debt to consolidated tangible net worth. Prior to April 16, 2010, ILFC had a $2.5 billion five-year syndicated facility which was scheduled to expire in October 2011. On April 16, 2010, ILFC amended and extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Upon effectiveness of these amendments, the previously unsecured bank debt became secured by the equity interest in certain of ILFC's non-restricted subsidiaries, which hold a pool of aircraft with an appraised value of not less than 133 percent of the principal amount of the outstanding loans. In December 2010, ILFC paid down $800 million on the $2.5 billion revolving credit facility. In June 2011, ILFC paid down an additional $200 million, bringing the revolving credit facility size down to $1.5 billion. The amended facility prohibits ILFC from re-borrowing amounts repaid under this facility for any reason; therefore, the size of the outstanding revolving credit facility is $1.5 billion.

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short- and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 29, 2011. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa1 (4th of 9)	A- (3rd of 8)	BBB (4th of 9)
	Stable Outlook		Stable Outlook	Stable Outlook	Stable Outlook

AIG Financial Products Corp.(d)	P-2	A-2	Baa1	A-	-
	Stable Outlook		Stable Outlook	Stable Outlook

AIG Funding, Inc.(d)	P-2	A-2	-	-	-
Stable Outlook

ILFC	Not prime	-	B1 (6th of 9)	BBB-(4th of 8)	BB (5th of 9)
	Positive Outlook		Positive Outlook	Stable Outlook	Stable Outlook

(a)
Moody's appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories.

American International Group, Inc. and Subsidiaries

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

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
June 30, 2011 (in millions)
	Total Payments	Remainder of 2011	2012 - 2013	2014 - 2015	2016	Thereafter

Loss reserves	$94,932	$11,582	$30,568	$16,850	$5,506	$30,426
Insurance and investment contract liabilities	446,732	12,928	26,822	25,755	12,805	368,422
Aircraft purchase commitments	17,652	87	1,451	4,103	2,899	9,112
Borrowings	77,142	5,909	14,410	9,267	6,393	41,163
Interest payments on borrowings	45,608	1,923	7,694	6,635	2,897	26,459
Other long-term obligations(a)	200	50	33	11	-	106

Total(b)	$682,266	$32,479	$80,978	$62,621	$30,500	$475,688

(a)
Primarily includes contracts to purchase future services and other capital expenditures.

(b)
Does not reflect unrecognized tax benefits of $5.1 billion, the timing of which is uncertain. In addition, the majority of Capital Markets credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At June 30, 2011, the fair value derivative liability was $3.2 billion, relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, at June 30, 2011 AIGFP had posted collateral of $2.7 billion with respect to these swaps.

American International Group, Inc. and Subsidiaries

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiration
June 30, 2011 (in millions)
	Total Amounts Committed	Remainder of 2011	2012 - 2013	2014 - 2015	2016	Thereafter

Guarantees:
Liquidity facilities(a)	$709	$-	$608	$-	$-	$101
Standby letters of credit	779	754	14	9	1	1
Guarantees of indebtedness	219	-	-	-	-	219
All other guarantees(b)	561	32	176	198	-	155
Commitments:
Investment commitments(c)	3,316	2,456	789	33	38	-
Commitments to extend credit	306	223	58	24	-	1
Letters of credit	1,551	1,466	85	-	-	-
Other commercial commitments(d)	699	11	-	-	-	688

Total(e)	$8,140	$4,942	$1,730	$264	$39	$1,165

(a)
Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)
Includes residual value guarantees associated with aircraft and SunAmerica construction guarantees connected to affordable housing investments. Excludes potential amounts attributable to indemnifications included in asset sales agreements. See Note 11 to the Consolidated Financial Statements.

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

(d)
Excludes commitments with respect to pension plans. The remaining pension contribution for 2011 is expected to be approximately $32 million for U.S. and non-U.S. plans.

(e)
Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

 Securities Financing

    The fair value of securities transferred under repurchase agreements accounted for as sales was $2.4 billion and $2.7 billion at June 30, 2011 and December 31, 2010, respectively, and the related cash collateral obtained was $1.7 billion and $2.1 billion at June 30, 2011 and December 31, 2010, respectively.

Dividend Restrictions

    See Note 18 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for discussion of restrictions on payments of dividends by AIG subsidiaries.

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

American International Group, Inc. and Subsidiaries

Investments

Investment Strategy

    AIG's investment strategies are tailored to the specific business needs of each operating unit. The investment objectives are driven by the business model for each of the businesses: general insurance, life insurance, retirement services and the Direct Investment book. The primary objectives are generation of investment income, preservation of capital, liquidity management and growth of surplus to support the insurance products.

    At the local operating unit level, investment strategies are based on considerations that include the local market, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification.

    The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of life insurance and retirement services companies, as well as in the Direct Investment book, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with assets of comparable duration. Fixed maturity securities held by the insurance companies included in Chartis U.S. historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to meet the current risk/return and tax objectives of Chartis U.S., the domestic property and casualty companies have begun to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments which meet the companies' liquidity, duration and credit quality objectives as well as current risk-return and tax objectives. Fixed maturity securities held by Chartis International companies consist primarily of intermediate duration high-grade securities.

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

    At June 30, 2011, approximately 88 percent of the fixed maturity securities were held by domestic entities. Approximately 24 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 13 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Committee closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At June 30, 2011, approximately 29 percent of the foreign fixed income investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 3 percent were below investment grade or not rated at that date. Approximately 38 percent of the foreign fixed maturity portfolio is sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

American International Group, Inc. and Subsidiaries

Investment Highlights

    An overview of noteworthy investment activities during the second quarter of 2011 is provided below:

  •
  deployment of approximately $25 billion from cash and short-term investments to higher yielding fixed income securities for the quarter ($47 billion year to date) in insurance operations;

  •
  Corporate debt investments (primarily investment grade) accounted for approximately half of new purchases, and risk weighted opportunistic investments in structured securities were made to improve yields and increase investment income; and

  •
  Base yields improved at both Chartis and SunAmerica in the second quarter of 2011 compared to the first quarter of 2011 as a result of cash deployment activities, although the low rate environment has a continued effect on portfolio yields as new money rates are generally lower than maturing or called investment yields.

  •
  continued reduction of the tax exempt municipal bond portfolio exposure with approximately $5 billion in sales;

  •
  lower partnership income in the second quarter of 2011 compared to the first quarter of 2011 (primarily equity market driven); however, annualized returns still approximated 10 percent in the quarter, consistent with the second quarter of 2010;

  •
  negative fair value changes on the residual Maiden Lane Interests driven by widening spreads, which had a dampening effect on the second quarter 2011 net investment income as the combined effects were approximately $1.8 billion lower than the first quarter 2011 fair value changes and $1.3 billion lower than the second quarter of 2010;

  •
  $2.2 billion unrealized appreciation in AIG's invested asset portfolio driven by lower yields across most asset classes. The exception was the high yield asset class;

  •
  $661 million of realized gains on sales of securities in the second quarter of 2011, of which approximately half was derived from the municipal bond portfolio reduction strategy; and

  •
  other-than-temporary impairments of $181 million in the second quarter of 2011. Other-than-temporary impairments on structured securities continued to trend lower.

    The credit ratings table below reflects (a) the ratings on AIG's fixed maturity investments at June 30, 2011 by one or more of the major rating agencies or by the National Association of Insurance Commissioners (NAIC) Securities Valuations Office (SVO) (over 99 percent of total fixed maturity investments), or (b) AIG's equivalent internal ratings where the investments have not been rated by any of the major rating agencies or the NAIC. The "Non-rated" category in the table consists of fixed maturity investments that have not been rated by any of the major rating agencies, the NAIC or AIG, and represents primarily AIG's interest in ML III.

The following table presents the credit ratings of AIG's fixed maturity investments based on fair value:

	June 30, 2011	December 31, 2010

Rating:
AAA	24%	24%
AA	19	22
A	22	21
BBB	23	22
Below investment grade	9	7
Non-rated	3	4

Total	100%	100%

American International Group, Inc. and Subsidiaries

 Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

(in millions)	Chartis	SunAmerica	Financial Services	Other	Total

June 30, 2011
Fixed maturity securities:
Bonds available for sale, at fair value	$95,353	$147,872	$106	$6,029	$249,360
Bond trading securities, at fair value	50	1,486	181	25,251	26,968
Equity securities:
Common and preferred stock available for sale, at fair value	3,299	208	1	620	4,128
Common and preferred stock trading, at fair value	-	1	156	7	164
Mortgage and other loans receivable, net of allowance	545	16,409	681	1,618	19,253
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	37,688	-	37,688
Other invested assets	12,624	13,398	141	17,600	43,763
Short-term investments	12,043	4,376	2,668	11,402	30,489

Total investments(a)	123,914	183,750	41,622	62,527	411,813
Cash	882	249	717	742	2,590

Total invested assets(b)	$124,796	$183,999	$42,339	$63,269	$414,403

December 31, 2010
Fixed maturity securities:
Bonds available for sale, at fair value	$88,904	$128,347	$108	$10,943	$228,302
Bond trading securities, at fair value	-	1,307	339	24,536	26,182
Equity securities:
Common and preferred stock available for sale, at fair value	3,827	218	2	534	4,581
Common and preferred stock trading, at fair value	-	1	152	6,499	6,652
Mortgage and other loans receivable, net of allowance	690	16,727	742	2,078	20,237
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	38,510	-	38,510
Other invested assets	13,743	13,069	270	15,128	42,210
Short-term investments	11,799	19,160	3,878	8,901	43,738

Total investments(a)	118,963	178,829	44,001	68,619	410,412
Cash	572	270	302	414	1,558

Total invested assets	$119,535	$179,099	$44,303	$69,033	$411,970

(a)
At June 30, 2011, approximately 87 percent and 13 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 85 percent and 15 percent, respectively, at December 31, 2010.

(b)
Total invested assets of businesses held for sale amounted to $55.4 billion at June 30, 2011 and $96.3 billion at December 31, 2010 and are excluded. See Note 4 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

 Available for Sale Investments

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

June 30, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$8,287	$218	$(28)	$8,477	$-
Obligations of states, municipalities and political subdivisions	37,752	1,760	(175)	39,337	(30)
Non-U.S. governments	17,415	538	(98)	17,855	-
Corporate debt	129,770	9,333	(946)	138,157	112
Mortgage-backed, asset-backed and collateralized:
RMBS	31,566	1,102	(1,258)	31,410	(418)
CMBS	8,012	411	(693)	7,730	33
CDO/ABS	6,288	488	(382)	6,394	94

Total mortgage-backed, asset-backed and collateralized	45,866	2,001	(2,333)	45,534	(291)

Total bonds available for sale(b)	239,090	13,850	(3,580)	249,360	(209)
Equity securities available for sale:
Common stock	1,609	2,355	(38)	3,926	-
Preferred stock	94	31	-	125	-
Mutual funds	55	23	(1)	77	-

Total equity securities available for sale	1,758	2,409	(39)	4,128	-

Total(c)	$240,848	$16,259	$(3,619)	$253,488	$(209)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	14,780	639	(75)	15,344	(28)
Corporate debt	118,729	8,827	(1,198)	126,358	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)
Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Total(c)	$223,240	$14,782	$(5,139)	$232,883	$(761)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At June 30, 2011 and December 31, 2010, bonds available for sale held by AIG that were below investment grade or not rated totaled $21.3 billion and $18.6 billion, respectively.

(c)
Excludes $47.2 billion and $80.5 billion of available for sale securities at fair value from businesses held for sale at June 30, 2011 and December 31, 2010, respectively. See Note 4 to the Consolidated Financial Statements.

American International Group, Inc. and Subsidiaries

The following table presents the fair value of AIG's available for sale U.S. municipal bond portfolio by state and type:

June 30, 2011 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
Texas	$194	$2,832	$2,266	$5,292
California	544	1,268	3,475	5,287
New York	2	831	4,090	4,923
Washington	709	403	910	2,022
Florida	604	38	1,290	1,932
Massachusetts	943	10	879	1,832
Illinois	171	704	685	1,560
Georgia	623	100	508	1,231
Virginia	79	250	788	1,117
Arizona	-	177	881	1,058
Ohio	274	225	532	1,031
Pennsylvania	487	107	272	866
New Jersey	12	3	789	804
All Other	2,241	1,681	6,375	10,297

Total(a)(b)	$6,883	$8,629	$23,740	$39,252

(a)
Excludes certain university and not-for-profit entities that issue in the corporate debt market. Includes industrial revenue bonds.

(b)
Includes $5.3 billion of pre-refunded municipal bonds.

    At June 30, 2011, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with 97 percent of the portfolio rated A or higher.

The following table presents the fair value of AIG's ten largest holdings of non U.S. sovereign government available for sale fixed maturity securities:

(in millions)	June 30, 2011	December 31, 2010

Country:
Japan	$6,338	$5,864
Canada	2,551	2,699
Germany	1,043	596
France	1,028	425
United Kingdom	675	677
Mexico	324	208
Brazil	318	259
Singapore	286	237
Denmark	257	212
Norway	232	103
Other*	4,803	4,064

Total	$17,855	$15,344

*
Includes Supranationals of approximately $2.1 billion and $1.5 billion at June 30, 2011 and December 31, 2010, respectively, and all other countries.

    AIG holds available for sale fixed maturity securities in several European sovereign government bonds whose ratings have been downgraded or placed under review in recent months by one or more major rating agencies. The downgrades primarily reflect the large government budget deficits and rising government debt to GDP ratios of these countries. As of June 30, 2011, AIG had a total of $397 million of investments in the sovereign debt of

American International Group, Inc. and Subsidiaries

Italy, Spain and Hungary. AIG had no available for sale fixed maturity securities investments in sovereign debt issued by Greece, Portugal or Ireland.

The following table presents the industry categories of AIG's available for sale corporate debt securities(a) based on amortized cost:

Industry Category	June 30, 2011	December 31, 2010

Financial institutions:(b)
Money Center/Global Bank Groups	12%	12%
Regional banks – other	3	3
Life insurance	4	4
Securities firms and other finance companies	1	2
Insurance non-life	1	4
Regional banks – North America	2	2
Other financial institutions	7	5
Utilities	16	16
Communications	8	8
Consumer noncyclical	10	8
Capital goods	6	6
Energy	7	6
Consumer cyclical	6	8
Other	17	16

Total(c)	100%	100%

(a)
Excludes corporate debt of businesses held for sale.

(b)
Exposure to financial institutions organized in Germany, Ireland, Italy and Spain aggregated to 2.6 percent of the total financial institutions and 0.8 percent of corporate debt securities.

(c)
At June 30, 2011 and December 31, 2010, approximately 95 percent and 93 percent, respectively, of these investments were rated investment grade.

American International Group, Inc. and Subsidiaries

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	June 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS*
2011	$5,603	$105	$(1)	$5,707	18%	$-	$-	$-	$-	-%
2010	4,404	41	(24)	4,421	14	4,157	11	(53)	4,115	20
2009	691	15	(1)	705	2	881	9	(3)	887	4
2008	822	45	(1)	866	3	937	39	(2)	974	5
2007	4,890	192	(238)	4,844	15	2,836	114	(213)	2,737	14
2006 and prior	15,156	704	(993)	14,867	48	11,850	527	(1,282)	11,095	57

Total RMBS	$31,566	$1,102	$(1,258)	$31,410	100%	$20,661	$700	$(1,553)	$19,808	100%

Agency
2011	$5,603	$105	$(1)	$5,707	36%	$-	$-	$-	$-	-%
2010	4,404	41	(24)	4,421	28	4,067	10	(52)	4,025	40
2009	691	14	(1)	704	4	784	9	(3)	790	8
2008	822	45	-	867	5	937	39	(2)	974	9
2007	599	40	-	639	4	526	36	(2)	560	5
2006 and prior	3,689	403	-	4,092	23	3,825	357	(1)	4,181	38

Total Agency	$15,808	$648	$(26)	$16,430	100%	$10,139	$451	$(60)	$10,530	100%

Alt-A
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	-	-	-	-	-	70	1	(1)	70	2
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	2,060	73	(160)	1,973	31	1,004	39	(76)	967	28
2006 and prior	4,516	87	(353)	4,250	69	2,449	41	(380)	2,110	70

Total Alt-A	$6,576	$160	$(513)	$6,223	100%	$3,523	$81	$(457)	$3,147	100%

Subprime
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	-	-	-	-	-	-	-	-	-	-
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	78	21	(7)	92	4	44	19	(5)	58	3
2006 and prior	1,715	28	(263)	1,480	96	1,215	16	(317)	914	97

Total Subprime	$1,793	$49	$(270)	$1,572	100%	$1,259	$35	$(322)	$972	100%

Prime non-agency
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	-	-	-	-	-	20	-	(1)	19	-
2009	-	-	-	-	-	97	-	-	97	2
2008	-	-	-	-	-	-	-	-	-	-
2007	2,004	51	(51)	2,004	29	1,097	19	(71)	1,045	21
2006 and prior	4,926	144	(308)	4,762	71	4,010	96	(483)	3,623	77

Total Prime non-agency	$6,930	$195	$(359)	$6,766	100%	$5,224	$115	$(555)	$4,784	100%

Total Other Housing Related	$459	$50	$(90)	$419	100%	$516	$18	$(159)	$375	100%

*
Includes foreign and jumbo RMBS-related securities.

American International Group, Inc. and Subsidiaries

The following table presents AIG's RMBS investments by credit rating:

	June 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$18,400	$682	$(136)	$18,946	58%	$13,009	$477	$(277)	$13,209	63%
AA	1,192	54	(169)	1,077	4	1,265	46	(274)	1,037	6
A	711	6	(122)	595	2	548	2	(144)	406	3
BBB	650	14	(90)	574	2	610	5	(113)	502	3
Below investment grade	10,590	345	(736)	10,199	34	5,209	170	(744)	4,635	25
Non-rated	23	1	(5)	19	-	20	-	(1)	19	-

Total RMBS(a)	$31,566	$1,102	$(1,258)	$31,410	100%	$20,661	$700	$(1,553)	$19,808	100%

Agency RMBS – AAA	$15,808	$648	$(26)	$16,430	100%	$10,139	$451	$(60)	$10,530	100%

Alt-A RMBS
AAA	$860	$9	$(31)	$838	13%	$862	$1	$(63)	$800	24%
AA	468	35	(45)	458	7	462	30	(89)	403	13
A	265	2	(39)	228	4	148	1	(41)	108	4
BBB	108	1	(14)	95	2	102	1	(15)	88	3
Below investment grade	4,875	113	(384)	4,604	74	1,949	48	(249)	1,748	56
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Alt-A	$6,576	$160	$(513)	$6,223	100%	$3,523	$81	$(457)	$3,147	100%

Subprime RMBS
AAA	$423	$1	$(28)	$396	24%	$417	$-	$(63)	$354	33%
AA	234	17	(52)	199	13	259	15	(67)	207	21
A	165	1	(32)	134	9	108	1	(33)	76	9
BBB	105	2	(29)	78	6	78	-	(23)	55	6
Below investment grade	843	28	(124)	747	47	397	19	(136)	280	31
Non-rated	23	-	(5)	18	1	-	-	-	-	-

Total Subprime	$1,793	$49	$(270)	$1,572	100%	$1,259	$35	$(322)	$972	100%

Prime non-agency
AAA	$1,282	$23	$(50)	$1,255	18%	$1,564	$24	$(89)	$1,499	30%
AA	450	2	(58)	394	7	502	1	(103)	400	10
A	216	2	(25)	193	3	221	-	(40)	181	4
BBB	355	11	(25)	341	5	338	4	(44)	298	7
Below investment grade(b)	4,627	157	(201)	4,583	67	2,579	86	(278)	2,387	49
Non-rated	-	-	-	-	-	20	-	(1)	19	-

Total prime non-agency	$6,930	$195	$(359)	$6,766	100%	$5,224	$115	$(555)	$4,784	100%

Total Other Housing Related	$459	$50	$(90)	$419	100%	$516	$18	$(159)	$375	100%

(a)
The weighted average expected life is 7 years and 6 years at June 30, 2011 and December 31, 2010, respectively.

(b)
During the second quarter of 2011, AIG purchased certain RMBS securities that had experienced deterioration in credit quality since their origination. See Note 7 to the Consolidated Financial Statements, Investments – Purchased Credit Impaired (PCI) Securities, for additional discussion.

    AIG's underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

American International Group, Inc. and Subsidiaries

 Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	June 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$6,459	$331	$(554)	$6,236	81%	$6,428	$204	$(919)	$5,713	88%
ReRemic/CRE CDO	434	51	(131)	354	5	508	23	(219)	312	7
Agency	1,036	29	(1)	1,064	13	297	13	(1)	309	4
Other	83	-	(7)	76	1	87	-	(10)	77	1

Total	$8,012	$411	$(693)	$7,730	100%	$7,320	$240	$(1,149)	$6,411	100%

The following table presents AIG's CMBS investments by year of vintage:

	June 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2011	$940	$13	$(3)	$950	12%	$-	$-	$-	$-	-%
2010	205	5	-	210	3	86	-	-	86	1
2009	43	1	-	44	-	42	1	-	43	1
2008	217	4	(4)	217	3	217	8	(1)	224	3
2007	2,141	186	(317)	2,010	26	2,205	118	(484)	1,839	30
2006 and prior	4,466	202	(369)	4,299	56	4,770	113	(664)	4,219	65

Total	$8,012	$411	$(693)	$7,730	100%	$7,320	$240	$(1,149)	$6,411	100%

The following table presents AIG's CMBS investments by credit rating:

	June 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$3,152	$115	$(10)	$3,257	39%	$2,416	$88	$(21)	$2,483	33%
AA	715	13	(26)	702	9	772	7	(94)	685	11
A	1,030	22	(51)	1,001	13	1,061	18	(100)	979	14
BBB	684	10	(56)	638	9	1,140	12	(302)	850	16
Below investment grade	2,418	250	(550)	2,118	30	1,931	115	(632)	1,414	26
Non-rated	13	1	-	14	-	-	-	-	-	-

Total	$8,012	$411	$(693)	$7,730	100%	$7,320	$240	$(1,149)	$6,411	100%

American International Group, Inc. and Subsidiaries

The following table presents the percentage of AIG's CMBS investments by geographic region based on amortized cost:

	June 30, 2011	December 31, 2010

Geographic region:
New York	15%	17%
California	11	12
Texas	6	6
Florida	5	6
Virginia	3	3
Illinois	3	3
New Jersey	2	3
Georgia	2	3
Maryland	2	2
Pennsylvania	2	2
Nevada	2	2
Washington	2	2
All Other*	45	39

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry based on amortized cost:

	June 30, 2011	December 31, 2010

Industry:
Office	27%	34%
Multi-family*	26	17
Retail	25	27
Lodging	8	8
Industrial	6	6
Other	8	8

Total	100%	100%

*
Includes Agency-backed CMBS.

    Although the market value of CMBS holdings has improved and CMBS spreads have tightened during the first six months of 2011, the portfolio continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

American International Group, Inc. and Subsidiaries

 Investments in CDOs

The following table presents AIG's CDO investments by collateral type:

	June 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$1,848	$83	$(184)	$1,747	84%	$1,697	$62	$(321)	$1,438	76%
Synthetic investment grade	16	103	-	119	1	78	102	(2)	178	4
Other	310	190	(18)	482	14	433	151	(52)	532	19
Subprime ABS	17	4	(8)	13	1	24	2	(12)	14	1

Total	$2,191	$380	$(210)	$2,361	100%	$2,232	$317	$(387)	$2,162	100%

The following table presents AIG's CDO investments by credit rating:

	June 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$58	$1	$(1)	$58	3%	$27	$-	$(2)	$25	1%
AA	290	18	(9)	299	13	133	1	(13)	121	6
A	858	6	(85)	779	39	558	17	(99)	476	25
BBB	600	30	(85)	545	27	787	21	(181)	627	35
Below investment grade	385	324	(30)	679	18	727	277	(92)	912	33
Non-rated	-	1	-	1	-	-	1	-	1	-

Total	$2,191	$380	$(210)	$2,361	100%	$2,232	$317	$(387)	$2,162	100%

Commercial Mortgage Loans

    At June 30, 2011, AIG had direct commercial mortgage loan exposure of $13.3 billion. At that date, over 98 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by state and class of loan:

June 30, 2011 (dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	190	$111	$1,300	$247	$957	$395	$421	$3,431	26%
New York	68	265	853	164	43	43	81	1,449	11
New Jersey	57	496	317	266	8	-	72	1,159	9
Florida	97	28	295	239	104	21	210	897	7
Texas	61	59	340	119	228	81	25	852	6
Pennsylvania	61	110	102	136	123	17	14	502	4
Ohio	58	164	45	94	66	39	12	420	3
Maryland	22	25	182	166	1	4	4	382	3
Colorado	22	11	211	1	3	27	60	313	2
Arizona	12	83	55	59	9	-	86	292	2
Other states	378	377	1,293	737	424	297	424	3,552	27
Foreign	10	-	25	-	-	-	29	54	-

Total*	1,036	$1,729	$5,018	$2,228	$1,966	$924	$1,438	$13,303	100%

*
Excludes portfolio valuation losses.

American International Group, Inc. and Subsidiaries

 Impairments

The following table presents investment impairments by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Fixed maturities, available for sale	$121	$507	$328	$1,122
Equity securities, available for sale	4	25	22	67
Partnerships and hedge funds	56	51	86	258

Subtotal	$181	$583	$436	$1,447

Life settlement contracts	167	17	235	26
Real estate*	5	261	27	569

Total	$353	$861	$698	$2,042

*
Real estate impairment is recorded in Other income.

Other-Than-Temporary Impairments

The following tables present other-than-temporary impairment charges in earnings, excluding impairments on life settlement contracts and real estate shown above.

 Other-than-temporary impairment by segment and type of impairment:

(in millions)	Chartis	SunAmerica	Financial Services	Other	Total

Three Months Ended June 30, 2011
Impairment Type:
Severity	$13	$-	$-	$-	$13
Change in intent	-	-	-	-	-
Foreign currency declines	3	-	-	-	3
Issuer-specific credit events	26	130	1	5	162
Adverse projected cash flows	1	2	-	-	3

Total	$43	$132	$1	$5	$181

Three Months Ended June 30, 2010
Impairment Type:
Severity	$2	$-	$-	$16	$18
Change in intent	-	9	-	4	13
Foreign currency declines	1	-	-	-	1
Issuer-specific credit events	39	404	1	107	551
Adverse projected cash flows	-	-	-	-	-

Total	$42	$413	$1	$127	$583

American International Group, Inc. and Subsidiaries

(in millions)	Chartis	SunAmerica	Financial Services	Other	Total

Six Months Ended June 30, 2011
Impairment Type:
Severity	$19	$2	$-	$-	$21
Change in intent	-	4	-	-	4
Foreign currency declines	5	-	-	-	5
Issuer-specific credit events	37	334	2	17	390
Adverse projected cash flows	1	15	-	-	16

Total	$62	$355	$2	$17	$436

Six Months Ended June 30, 2010
Impairment Type:
Severity	$22	$8	$-	$19	$49
Change in intent	1	16	-	4	21
Foreign currency declines	3	-	-	-	3
Issuer-specific credit events	117	1,053	1	203	1,374
Adverse projected cash flows	-	-	-	-	-

Total	$143	$1,077	$1	$226	$1,447

Other-than-temporary impairment charges by type of security and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended June 30, 2011
Impairment Type:
Severity	$-	$-	$-	$-	$13	$13
Change in intent	-	-	-	-	-	-
Foreign currency declines	-	-	-	3	-	3
Issuer-specific credit events	82	9	20	4	47	162
Adverse projected cash flows	3	-	-	-	-	3

Total	$85	$9	$20	$7	$60	$181

Three Months Ended June 30, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$18	$18
Change in intent	-	-	-	11	2	13
Foreign currency declines	-	-	-	-	1	1
Issuer-specific credit events	201	4	277	14	55	551
Adverse projected cash flows	-	-	-	-	-	-

Total	$201	$4	$277	$25	$76	$583

American International Group, Inc. and Subsidiaries

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Six Months Ended June 30, 2011
Impairment Type:
Severity	$-	$-	$-	$-	$21	$21
Change in intent	-	-	-	2	2	4
Foreign currency declines	-	-	-	5	-	5
Issuer-specific credit events	226	11	57	11	85	390
Adverse projected cash flows	16	-	-	-	-	16

Total	$242	$11	$57	$18	$108	$436

Six Months Ended June 30, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$49	$49
Change in intent	-	-	-	18	3	21
Foreign currency declines	-	-	-	3	-	3
Issuer-specific credit events	448	8	607	38	273	1,374
Adverse projected cash flows	-	-	-	-	-	-

Total	$448	$8	$607	$59	$325	$1,447

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

 Other-than-temporary impairment charges by type of security and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Three Months Ended June 30, 2011
Rating:
AAA	$3	$-	$-	$1	$-	$4
AA	8	-	-	2	-	10
A	2	-	1	-	-	3
BBB	3	3	7	-	-	13
Below investment grade	69	6	12	3	-	90
Non-rated	-	-	-	1	60	61

Total	$85	$9	$20	$7	$60	$181

Three Months Ended June 30, 2010
Rating:
AAA	$-	$-	$-	$3	$-	$3
AA	5	-	2	-	-	7
A	12	-	6	-	2	20
BBB	10	-	8	2	-	20
Below investment grade	174	2	261	16	2	455
Non-rated	-	2	-	4	72	78

Total	$201	$4	$277	$25	$76	$583

American International Group, Inc. and Subsidiaries

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Income	Equities/Other Invested Assets*	Total

Six Months Ended June 30, 2011
Rating:
AAA	$12	$-	$-	$2	$-	$14
AA	33	-	-	3	-	36
A	11	-	-	-	6	17
BBB	9	4	9	-	-	22
Below investment grade	176	7	48	12	-	243
Non-rated	1	-	-	1	102	104

Total	$242	$11	$57	$18	$108	$436

Six Months Ended June 30, 2010
Rating:
AAA	$2	$-	$-	$6	$-	$8
AA	12	-	1	1	-	14
A	31	-	13	4	5	53
BBB	33	-	44	3	1	81
Below investment grade	370	5	549	41	3	968
Non-rated	-	3	-	4	316	323

Total	$448	$8	$607	$59	$325	$1,447

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

    AIG recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2011 and 2010 related to:

  •
  securities for which AIG has changed its intent to hold or sell;

  •
  declines due to foreign exchange rates;

  •
  issuer-specific credit events;

  •
  certain structured securities; and

  •
  other impairments, including equity securities, partnership investments, private equity investments and investments in life settlement contracts.

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.05 percent and 0.12 percent of Total equity in the six-month periods ended June 30, 2011 and 2010, respectively.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings were $111 million and

American International Group, Inc. and Subsidiaries

$129 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $214 million and $221 million for the six-month periods ended June 30, 2011 and 2010, respectively. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 7 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K.

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

June 30, 2011	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total

Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0 - 6 months	$21,545	$351	2,351	$18	$6	7	$-	$-	2	$21,563	$357	2,360
7 - 12 months	10,344	313	1,099	280	105	15	-	-	2	10,624	418	1,116
> 12 months	9,770	656	1,210	1,520	417	191	159	101	52	11,449	1,174	1,453

Total	$41,659	$1,320	4,660	$1,818	$528	213	$159	$101	56	$43,636	$1,949	4,929

Below investment
grade bonds
0 - 6 months	$6,416	$352	653	$430	$115	31	$31	$23	30	$6,877	$490	714
7 - 12 months	357	22	55	2	-	3	-	-	7	359	22	65
> 12 months	3,225	301	379	2,188	695	181	199	123	62	5,612	1,119	622

Total	$9,998	$675	1,087	$2,620	$810	215	$230	$146	99	$12,848	$1,631	1,401

Total bonds
0 - 6 months	$27,961	$703	3,004	$448	$121	38	$31	$23	32	$28,440	$847	3,074
7 - 12 months	10,701	335	1,154	282	105	18	-	-	9	10,983	440	1,181
> 12 months	12,995	957	1,589	3,708	1,112	372	358	224	114	17,061	2,293	2,075

Total(e)	$51,657	$1,995	5,747	$4,438	$1,338	428	$389	$247	155	$56,484	$3,580	6,330

Equity securities
0 - 6 months	$312	$23	132	$4	$2	4	$-	$-	-	$316	$25	136
7 - 12 months	112	9	2	17	5	6	-	-	-	129	14	8
> 12 months	-	-	-	-	-	-	-	-	-	-	-	-

Total	$424	$32	134	$21	$7	10	$-	$-	-	$445	$39	144

(a)
Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)
Represents the percentage by which fair value is less than cost at June 30, 2011.

(c)
For bonds, represents amortized cost.

(d)
The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)
Item count is by CUSIP by subsidiary.
    For the six-month period ended June 30, 2011, net unrealized gains related to fixed maturity and equity securities increased by $3.0 billion primarily resulting from the narrowing of credit spreads.

    As of June 30, 2011, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for more than 12 months consisted of the unrealized loss of $224 million related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 52 securities with an amortized cost of $159 million and a net unrealized loss of $101million are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. For most security types supported by real estate-related assets, current market yields continue to be higher than the yields were at the respective issuance dates of the securities. This is largely due to investors demanding additional yield premium for securities whose performance is closely linked to the commercial and residential real estate sectors. In addition, for floating rate securities, persistently low LIBOR levels continue to make these securities less attractive.

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

Credit Risk Management

    AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturity securities, equity securities, loans, finance leases, reinsurance recoverables, derivatives (mark-to-market and potential future exposure), deposits, reverse repurchase agreements, collateral extended to counterparties and letters of credit (in the case of financial institutions) and the specified credit equivalent exposures to certain insurance products which embody credit risk. Therefore, AIG's reported credit exposures to a counterparty reflect available-for-sale and held-to-maturity investments, trading securities, derivative exposures and any other counterparty credit exposures.

    AIG's single largest credit exposure, the U.S. Government, was 33 percent of total equity at June 30, 2011 compared to 21 percent at December 31, 2010. The increase reflects the effects of the Recapitalization on total equity as well as increased exposure to the U.S. Government, including primarily credit exposure to the U.S. Treasury and its agencies and to the direct and guaranteed exposures to U.S. government-sponsored entities (primarily the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac)). Based on AIG's internal risk ratings, at both June 30, 2011 and December 31, 2010, AIG's largest below investment grade-rated credit exposure was 0.6 percent of total equity.

    AIG's single largest industry credit exposure was to the global financial institutions sector, which includes banks and finance companies, securities firms and insurance and reinsurance companies. As of June 30, 2011, credit exposure to this sector was $122 billion, or 131 percent of total equity compared to 117 percent at December 31, 2010. At June 30, 2011, $117 billion or 96 percent of these financial institution credit exposures were considered investment grade based on AIG's internal ratings. AIG's aggregate credit exposure to fixed income securities of the financial institution sector amounted to $49 billion. Short-term deposit placements with and commercial paper issued by financial institutions (primarily commercial banks), operating account balances with banks and bank-issued commercial letters of credit supporting insurance credit exposures were $33 billion of the total exposure to global financial institutions at June 30, 2011. The remaining credit exposures to this sector were primarily related to derivatives, reinsurance recoverables and collateral extended to counterparties. Below investment grade-rated credit exposures within global financial institutions were $4 billion at June 30, 2011, compared to $5 billion at December 31, 2010. Aggregate credit exposure to the ten largest below investment grade financial institutions was $2 billion at June 30, 2011.

    Among AIG's financial institution exposures, aggregate credit exposures to European banks totaled $31 billion at June 30, 2011, with $30 billion of these credit exposures considered investment grade. Moreover, short-term placements, operating account balances and bank-issued commercial letters of credit supporting insurance credit exposures were $15 billion. Aggregate below investment grade-rated credit exposures to European banks were $658 million at June 30, 2011.

    Aggregate credit exposures at June 30, 2011 to banks in Greece, Portugal, Ireland, Italy, Spain, Italy and Hungary were $2.3 billion, with $2.1 billion of these exposures to mostly highly rated banks in Italy and Spain.

American International Group, Inc. and Subsidiaries

    AIG also has a risk concentration primarily through the investment portfolios of its insurance companies in the U.S. municipal sector. AIG held $38 billion (amortized cost) of tax-exempt and taxable securities as of June 30, 2011, compared to $45 billion at December 31, 2010, issued by a wide number of municipal authorities across the U.S. and its territories, with $5 billion of these exposures pre-refunded, compared to $6 billion at December 31, 2010. A majority of these securities were held in available-for-sale portfolios of AIG's domestic property casualty insurance companies. These securities were comprised of the general obligations of states and local governments, revenue bonds issued by these same governments and bonds issued by transportation authorities, universities, state housing finance agencies and hospital systems. The weighted average credit quality of these issuers was A, based on AIG's internal ratings. At June 30, 2011, AIG had $909 million of additional exposures to the municipal sector outside of its insurance company portfolios, compared to $985 million at December 31, 2010. This consisted of AIGFP derivatives and assets and exposure related to other insurance and financial services operations.

    Several states, local governments and other issuers are still facing pressures on their budgets from the effects of the recession and have had to cut spending, increase taxes and draw on reserve funds. Consequently, several municipal issuers in AIG's portfolios have been downgraded one or more notches by the major rating agencies. The most notable of these issuers are the State of California, of which AIG held $503 million of general obligation bonds at June 30, 2011 (compared to $748 million at December 31, 2010), $12 million of which were pre-refunded, and the State of Illinois, of which AIG held $164 million of general obligation bonds (compared to $238 million at December 31, 2010), $59 million of which were pre-refunded ($69 million at December 31, 2010). Nevertheless, despite the budget pressures facing the sector, AIG does not expect any significant defaults in its portfolio holdings of municipal issuers in the foreseeable future.

    AIG has credit exposures to several European governments whose ratings have been downgraded or placed under review in recent months by one or more major rating agencies. The downgrades primarily reflect large government budget deficits and rising government debt-to-GDP ratios. As of June 30, 2011, AIG had $959 million of aggregate direct and guaranteed credit exposures to the governments of Portugal, Ireland, Italy, Spain and Hungary, compared to $1.1 billion at December 31, 2010. These credit exposures included available-for-sale and trading securities and derivative exposures to these governments. Of these countries, only Portugal experienced a ratings downgrade during the second quarter of 2011. Of this exposure, $859 million was to the more highly rated governments of Spain and Italy. AIG had no direct or guaranteed credit exposures to the government of Greece.

    AIG monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties and its cross-border investments in its own international subsidiaries. Nine countries had cross-border exposures in excess of 10 percent of Total equity at June 30, 2011 compared to eight such countries in December 31, 2010. Based on AIG's internal risk ratings, at June 30, 2011, six countries were rated AAA, two were rated AA, and one was rated A. The two largest cross-border exposures were to the United Kingdom and France.

    See also Investments herein for further information.

    AIG's Credit Risk Management Department reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. AIG Credit Risk Management periodically adjusts limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

American International Group, Inc. and Subsidiaries

Market Risk Management

Insurance and Financial Services (excluding Capital Markets) Sensitivities

The following table provides estimates of AIG's sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure			Effect
(dollars in millions)	June 30, 2011	December 31, 2010	Sensitivity Factor	June 30, 2011	December 31, 2010

Yield sensitive assets(a)	$379,300	$403,500	100 bps parallel increase in all yield curves	$(18,600)	$(19,700)
Equity and alternative investments exposure(b)	$44,900	$54,300	20% decline in stock prices and value of alternative investments	$(9,000)	$(10,900)
Foreign currency exchange rates net exposure(c)	$6,040	$6,200	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(604)	$(620)

(a)
Excluding Nan Shan, which is held for sale, at June 30, 2011 and December 31, 2010, Yield sensitive assets were $325.1 billion and $350.7 billion, respectively.

(b)
Excluding Nan Shan, which is held for sale, at June 30, 2011 and December 31, 2010, Equity and Alternative Investments were $39.7 billion and $50.6 billion, respectively.

(c)
Excluding Nan Shan, which is held for sale, at June 30, 2011 and December 31, 2010, Total foreign exchange exposures were $4.7 billion and $5.7 billion, respectively.

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

  •
  Total yield sensitive assets decreased 5.6 percent or $24.2 billion at June 30, 2011 compared to December 31, 2010, primarily due to the divestiture of AIG Star/Edison in the first quarter of 2011 ($41.7 billion) as well as a decline in cash and other assets of $12.8 billion. This decline was partially offset by increases in fixed income assets of $30.3 billion.

  •
  Total equity and alternative investments exposure decreased 17.3 percent or $9.4 billion compared to December 31, 2010, primarily due to: AIG's sale of MetLife equity securities ($6.5 billion); lower common and preferred stock holdings in Japan ($1.5 billion) due to the sale of AIG Star/Edison; and decrease in mutual fund value ($1.5 billion) and real estate investment ($0.9 billion). The decrease was partially offset by the appreciation of AIA stock ($2.6 billion).

  •
  The $0.1 billion decrease in foreign currency exchange rates net exposure is primarily due to the divestiture of AIG Star/Edison ($2.44 billion), partially offset by increases in AIG's continuing insurance operations (up $1.3 billion) and in Nan Shan (up $1.1 billion).

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

American International Group, Inc. and Subsidiaries

Critical Accounting Estimates

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to items considered by management in the determination of:

  •
  estimates with respect to income taxes, including recoverability of the deferred tax asset and the predictability of future operating profitability of the character necessary to realize the deferred tax asset;

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

  •
  impairment charges, including other-than-temporary impairments on financial instruments; and

  •
  liabilities for legal contingencies;

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's financial condition and results of operations would be directly affected. Following is a discussion of updates to Critical Accounting Estimates during 2011. For a complete discussion of AIG's critical accounting estimates, see AIG's 2010 Annual Report on Form 10-K.

Recoverability of Deferred Tax Asset:

    The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires AIG to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

    AIG's framework for assessing the recoverability of deferred tax assets weighs the sustainability of recent operating profitability, the predictability of future operating profitability of the character necessary to realize the deferred tax assets, and its emergence from cumulative losses in recent years. The framework requires AIG to consider all available evidence, including:

  •
  the sustainability of recent operating profitability of the AIG subsidiaries in various tax jurisdictions;

  •
  the predictability of future operating profitability of the character necessary to realize the deferred tax assets;

  •
  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

  •
  the carryforward periods for the net operating loss, capital loss and foreign tax credit carryforwards;

  •
  the recognition of the gains and losses on business dispositions;

  •
  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets; and

  •
  the effect of reversing taxable temporary differences.

American International Group, Inc. and Subsidiaries

    Despite several favorable developments, including the completion of the Recapitalization in January 2011, the active wind-down of AIGFP's portfolios, and the sale of certain businesses, AIG's U.S. consolidated income tax group has experienced cumulative losses in recent years and volatility in sustainable operating profit. Based on this evidence at June 30, 2011, AIG cannot yet overcome this significant negative evidence to assert at this time that the U.S. consolidated income tax group deferred tax asset will be realized.

    However, AIG's U.S. consolidated income tax group has reported financial taxable income over the first half of 2011 and is currently projecting financial taxable income for the full year 2011. Additionally, AIG's U.S. consolidated income tax group expects to emerge from cumulative losses in recent years in the second half of 2011. These factors, if realized, would represent significant positive evidence. Therefore, if these factors were to be met, and based on the characteristics of the deferred tax assets, the valuation allowance could be released in large part during the fourth quarter of 2011, which would materially and favorably affect Net income and Other comprehensive income in the period. At December 31, 2010, the valuation allowance for AIG's U.S. consolidated income tax group was $23.8 billion.

Deferred Policy Acquisition Costs — Short Duration (general insurance):

    Recoverability of DAC is based on the current terms and profitability of the underlying insurance contracts. Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. AIG assesses the recoverability of its DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded unearned premium to the sum of expected claims, claims adjustment expenses and maintenance costs, unamortized DAC and anticipated maintenance costs. If the sum of these costs exceeds the amount of recorded unearned premium, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Investment income is not anticipated in assessing the recoverability of DAC. Increases in expected claims and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge. Management tested the recoverability of DAC and determined that recorded unearned premiums of its Chartis U.S. and Chartis International operating segments exceeded the sum of these costs at June 30, 2011, by 4 percent and 19 percent, respectively, and, therefore, the DAC of these reporting units was considered to be recoverable. DAC for Chartis U.S. and Chartis International amounted to $1.8 billion and $1.8 billion, respectively, at June 30, 2011.

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

The following table presents the fair value of fixed income and equity securities by source of value determination:

June 30, 2011 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$262	93%
Fair value based on internal sources	19	7

Total fixed income and equity securities(b)	$281	100%

(a)
Includes $22.7 billion for which the primary source is broker quotes.

(b)
Includes available for sale and trading securities.

    See Note 6 to the Consolidated Financial Statements for more detailed information about AIG's accounting policies for the incorporation of credit risk in fair value measurements and the measurement of fair value of financial assets and financial liabilities.

American International Group, Inc. and Subsidiaries

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

    At June 30, 2011, AIG classified $40.3 billion and $5.5 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 6.5 percent and 1.1 percent of the total assets and liabilities, respectively, at June 30, 2011. At December 31, 2010, AIG classified $36.3 billion and $6.2 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 5.3 percent and 1.1 percent of the total assets and liabilities, respectively, at December 31, 2010. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2011(a)	December 31, 2010(a)	June 30, 2011(b)(c)	December 31, 2010(b)(c)
(in millions)					2011(c)	2010(c)	2011(c)	2010(c)

Regulatory Capital:
Corporate loans	$2,972	$5,193	$-	$-	$-	$-	$-	$-
Prime residential mortgages(d)	5,562	31,613	-	(190)	-	(7)	6	26
Other	1,115	1,263	7	17	1	(13)	10	(7)

Total	9,649	38,069	7	(173)	1	(20)	16	19

Arbitrage:
Multi-sector CDOs(e)	6,084	6,689	3,159	3,484	(90)	241	183	399
Corporate debt/CLOs(f)	12,820	12,269	127	171	7	(83)	44	(90)

Total	18,904	18,958	3,286	3,655	(83)	158	227	309

Mezzanine tranches(d)(g)	561	2,823	(27)	198	(12)	23	(14)	(48)

Total	$29,114	$59,850	$3,266	$3,680	$(94)	$161	$229	$280

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains of $8 million and $23 million in the three-month periods ended June 30, 2011 and 2010, respectively, and credit valuation adjustment gains (losses) of $2 million and $(90) million in the six-month periods ended June 30, 2011 and 2010, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

American International Group, Inc. and Subsidiaries

(d)
During the second quarter of 2011, AIGFP terminated two super senior prime residential mortgage transactions, with a combined net notional amount of $24.1 billion at March 31, 2011, that had previously been the subject of a collateral dispute. In addition, AIGFP terminated the vast majority of the related mezzanine tranches and the majority of the hedge transactions related to those mezzanine tranches, with a combined net notional amount of $2.2 billion. The transactions were terminated at values that approximated their collective fair values at the time of termination and, as a result, unrealized gains and losses were realized at termination.

(e)
During the six-month period ended June 30, 2011, AIGFP liquidated one multi-sector super senior CDS transaction with a net notional amount of $188 million. The primary underlying collateral components, which consisted of individual ABS CDS transactions, were sold in an auction to counterparties, including AIGFP, at their approximate fair value at the time of the liquidation. AIGFP was the winning bidder on approximately $107 million of individual ABS CDS transactions, which are reported in written single name credit default swaps as of June 30, 2011. As a result, a $121 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. During the six-month period ended June 30, 2011, AIGFP also paid $21 million to its counterparties with respect to multi-sector CDOs. Upon payment, a $21 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $5.1 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2011 and December 31, 2010, respectively.

(f)
Corporate debt/CLOs include $1.4 billion and $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at June 30, 2011 and December 31, 2010, respectively.

(g)
Net of offsetting purchased CDS of $721 million and $1.4 billion in net notional amount at June 30, 2011 and December 31, 2010, respectively.

The following table presents changes in the net notional amount of the Capital Markets super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

(in millions)	Net Notional Amount December 31, 2010(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization, net of Replenishments	Net Notional Amount June 30, 2011(a)

Regulatory Capital:
Corporate loans	$5,193	$(1,425)	$-	$314	$(1,110)	$2,972
Prime residential mortgages	31,613	(24,606)	-	2,614	(4,059)	5,562
Other	1,263	-	-	39	(187)	1,115

Total	38,069	(26,031)	-	2,967	(5,356)	9,649

Arbitrage:
Multi-sector CDOs(c)	6,689	(188)	(4)	219	(632)	6,084
Corporate debt/CLOs(d)	12,269	-	-	579	(28)	12,820

Total	18,958	(188)	(4)	798	(660)	18,904

Mezzanine tranches(e)	2,823	(2,456)	-	199	(5)	561

Total	$59,850	$(28,675)	$(4)	$3,964	$(6,021)	$29,114

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates to the weakening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)
Multi-sector CDOs include $5.1 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2011 and December 31, 2010, respectively.

(d)
Corporate debt/CLOs include $1.4 billion and $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at June 30, 2011and December 31, 2010, respectively.

(e)
Net of offsetting purchased CDS of $721 million and $1.4 billion in net notional amount at June 30, 2011 and December 31, 2010, respectively.

American International Group, Inc. and Subsidiaries

The following table presents summary statistics for Capital Markets super senior credit default swaps at June 30, 2011 and totals for June 30, 2011 and December 31, 2010:

					Arbitrage Portfolio				Total
	Regulatory Capital Portfolio
	Corporate Loans	Prime Residential Mortgages			Corporate Debt/ CLOs	Multi-Sector CDOs w/ Subprime	Multi-Sector CDOs w/ No Subprime			December 31, 2010
Category			Other	Subtotal				Subtotal	June 30, 2011

Gross Transaction Notional Amount (in millions)	$3,889	$8,177	$1,305	$13,371	$19,054	$5,049	$5,435	$29,538	$42,909	$78,305
Net Notional Amount (in millions)	$2,972	$5,562	$1,115	$9,649	$12,820	$2,889	$3,195	$18,904	$28,553	$57,027
Number of Transactions	3	7	1	11	15	8	5	28	39	46
Weighted Average Subordination (%)	23.55%	31.84%	14.63%	27.75%	23.97%	29.43%	27.69%	25.59%	26.26%	20.16%
Weighted Average Number of loans/ Transaction	4,471	31,286	1,631	20,592	119	133	124
Weighted Average Expected Maturity (Years)	1.24	0.72	4.29	1.22	4.52	6.60	6.34

Regulatory Capital Portfolio

    During the six-month period ended June 30, 2011, $26.0 billion in net notional amount of regulatory capital CDSs were terminated or matured at no cost to AIGFP. AIGFP continues to reassess the expected maturity of this portfolio. As of June 30, 2011, AIGFP estimated that the weighted average expected maturity of the portfolio was 1.22 years. AIGFP has not been required to make any payments as part of terminations of super senior regulatory capital CDSs initiated by counterparties. However, during the second quarter of 2011, AIGFP terminated mezzanine tranches related to certain terminated super senior regulatory capital trades and made payments which approximated their fair values at the time of termination. The regulatory benefit of these transactions for AIGFP's financial institution counterparties was generally derived from Basel I. In December 2010, the Basel Committee on Banking Supervision finalized Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties for these transactions, and this may reduce the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    The weighted average expected maturity of the Regulatory Capital Portfolio decreased as of June 30, 2011 by approximately 1.9 years from December 31, 2010 due to the termination of two transactions that had a longer than average weighted average maturity. Because the remaining counterparties continue to have a right to terminate the transaction early, AIGFP has extended the expected maturity dates by one year, which is based on how long AIGFP believes the relevant rules under Basel I will remain effective. These counterparties in the Corporate Loan and Prime Residential Mortgage portfolios continue to receive favorable regulatory capital benefits under Basel I rules and, thus, AIG continues to categorize them as Regulatory Capital transactions.

    During the second quarter of 2011, AIGFP terminated two super senior prime residential mortgage transactions, with a combined net notional amount of $24.1 billion at March 31, 2011, that had previously been the subject of a collateral dispute. In addition, AIGFP terminated the vast majority of the related mezzanine tranches and the majority of the hedge transactions related to those mezzanine tranches, with a combined net notional amount of $2.2 billion. These transactions were terminated at values that approximated their collective fair value at the time of termination. Subsequent to June 30, 2011, additional hedge transactions, with a net notional amount of $427 million, were terminated at values that approximated their fair value at the time of termination. The terminations had a positive net cash flow effect on AIG due to the return of previously posted collateral.

American International Group, Inc. and Subsidiaries

    In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for 2011 other than for transactions where AIGFP believes the counterparty is no longer using the transaction to obtain regulatory capital relief as discussed above. Although AIGFP believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the counterparties, the counterparties' early termination rights, and AIGFP's expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

The following table presents, for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount, net notional amount, attachment points, inception to date realized losses and percent non-investment grade:

(dollars in millions) CDS	Gross Transaction Notional Amount at June 30, 2011	Net Notional Amount at June 30, 2011	Attachment Point at Inception(a)	Attachment Point at June 30, 2011(a)	Realized Losses through June 30, 2011(b)	Percent Non-investment Grade at June 30, 2011(c)

1	$228	$124	10.03%	45.46%	0.52%	42.02%
2	1,031	775	10.00%	24.84%	0.20%	37.46%
3	2,630	2,073	13.26%	21.15%	0.00%	68.73%

Total	$3,889	$2,972

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios, replenishment rights and partial terminations, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2011 expressed as a percentage of the initial gross transaction notional amount.

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

The following table presents, for each of the regulatory capital CDS transactions in the prime residential mortgage portfolio, the gross transaction notional amount, net notional amount, attachment points, and inception to date realized losses:

(dollars in millions) CDS	Gross Transaction Notional Amount at June 30, 2011	Net Notional Amount at June 30, 2011	Attachment Point at Inception(a)	Attachment Point at June 30, 2011(a)	Realized Losses through June 30, 2011(b)

1	$365	$142	17.01%	59.48%	2.79%
2	203	55	18.48%	72.50%	2.27%
3	208	109	16.81%	47.03%	1.84%
4	272	180	13.19%	33.78%	0.57%
5(c)	1,398	1,014	7.95%	27.32%	0.05%
6	2,031	1,507	12.40%	25.75%	0.00%
7	3,700	2,555	11.50%	30.95%	0.00%

Total	$8,177	$5,562

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios, replenishment rights and partial terminations, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2011 expressed as a percentage of the initial gross transaction notional amount.

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

    As further discussed below, AIGFP receives information monthly or quarterly regarding the performance and credit quality of the underlying referenced assets. AIGFP also obtains other information, such as ratings of the tranches below the super senior risk layer. The nature of the information provided or otherwise available to AIGFP with respect to the underlying assets in each regulatory capital CDS transaction is not consistent across all transactions. Furthermore, in all corporate loan and residential mortgage transactions, the pools are blind, meaning that the identities of the obligors are not disclosed to AIGFP. In addition, although AIGFP receives periodic reports on the underlying asset pools, virtually all of the regulatory capital CDS transactions contain confidentiality restrictions that preclude AIGFP's public disclosure of information relating to the underlying referenced assets. The originating financial institutions, calculation agents or trustees (each a Report Provider) provide periodic reports on all underlying referenced assets as described below, including for those within the blind pools. While much of this information received by AIGFP cannot be aggregated in a comparable way for disclosure purposes because of the confidentiality restrictions and the inconsistency of the information, it does provide a sufficient basis for AIGFP to evaluate the risks of the portfolio and to determine a reasonable estimate of fair value.

    For regulatory capital CDS transactions written on underlying pools of corporate loans, AIGFP receives monthly or quarterly updates from one or more Report Providers for each such referenced pool detailing, with respect to the corporate loans comprising such pool, the principal amount outstanding and defaults. In all of these reports, AIGFP also receives information on recoveries and realized losses. AIGFP also receives quarterly stratification tables for each pool incorporating geography, industry and, when not publicly rated, the counterparty's assessment of the credit quality of the underlying corporate loans.

    Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The "Percent Non-Investment Grade" information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. All of the remaining corporate loan transactions are written on Small and Medium Enterprise (SME) loan balances, which tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP's assessment of the loan collateral arrangements, expected recovery values and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. One pool containing the highest percentages of non-investment grade obligations, which include all transactions with pools having non-investment grade percentages greater than 45 percent, are all granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The number of loans in this pool is 6,160. This large number of SME loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. This transaction benefits from a tranche junior to it which was still rated AAA by at least two rating agencies at June 30, 2011. Two other pools, with a total net notional amount of $899 million, have non-investment grade percentages less than 45 percent, with a weighted average remaining life to maturity of 3.5 years. These pools have weighted average realized losses of 0.29 percent from inception through June 30, 2011 and have current weighted average attachment points of 28.58 percent. Approximately 5.28 percent of the assets underlying the corporate loan transactions are in default. The percentage of assets in default by transaction was available for all transactions and ranged from 3.40 percent to 12.88 percent.

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

    Delinquency information for the mortgages underlying the residential mortgage transactions was available on 82.90 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.15 percent to 2.21 percent, averaging 0.46 percent. Except for one transaction, which comprised less than 4.50 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.89 percent and the default rates ranged from 0.00 percent to 6.14 percent. The default rate on this one transaction was 22.10 percent with a subordination level of 59.48 percent.

    For all regulatory capital transactions, where the rating agencies directly rate the junior tranches of the pools, AIGFP monitors the rating agencies' releases for any affirmations or changes in such ratings, as well as any changes in rating methodologies or assumptions used by the rating agencies to the extent available. The tables below show the percentage of regulatory capital CDS transactions where there is an immediately junior tranche that is rated and the average rating of that tranche across all rated transactions.

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

The following table presents the Capital Markets Regulatory Capital CDS transactions in the Corporate loans portfolio by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(c)
June 30, 2011 Exposure Portfolio	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through June 30, 2011(b)
		Percent of Total			To First Call	To Maturity	Number of Transactions	Percent Rated	Average Rating

Germany	$2,972	100%	23.55%	0.11%	1.24	8.14	3	100%	A+

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2011 expressed as a percentage of the initial gross transaction notional amount.

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

American International Group, Inc. and Subsidiaries

The following table presents the Capital Markets Regulatory Capital CDS transactions in the Prime residential mortgage portfolio summarized by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(c)
June 30, 2011	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through June 30, 2011(b)
		Percent of Total			To First Call	To Maturity	Number of Transactions	Percent Rated	Average Rating

Country:
France	$1,014	18.23%	27.32%	0.05%	0.48	27.48	1	100%	AAA
Germany	1,993	35.83	34.97%	0.99%	0.99	38.22	5	100	AAA
Sweden	2,555	45.94	30.95%	0.00%	0.60	28.60	1	100	AAA

Total	$5,562	100.00%	31.84%	0.36%	0.72	32.03	7	100%	AAA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through June 30, 2011 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents the weighted average ratings, when available, of the tranches immediately junior to Capital Markets super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to Capital Markets super senior tranche.

 Arbitrage Portfolio

    A portion of the Capital Markets super senior credit default swaps as of June 30, 2011 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

June 30, 2011 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with subprime collateral	$2,822	$1,457	$1,365	$541
High grade with no subprime collateral	3,828	1,428	2,400	952

Total high grade(b)	6,650	2,885	3,765	1,493

Mezzanine with subprime collateral	2,227	703	1,524	1,086
Mezzanine with no subprime collateral	1,607	812	795	580

Total mezzanine(c)	3,834	1,515	2,319	1,666

Total	$10,484	$4,400	$6,084	$3,159

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

American International Group, Inc. and Subsidiaries

The following table summarizes net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote CDS protection on the super senior tranche, by settlement alternative and currency:

(in millions)	June 30, 2011	December 31, 2010

CDS transactions with cash settlement provisions
U.S. dollar-denominated	$3,682	$4,010
Euro-denominated	1,413	1,475

Total CDS transactions with cash settlement provisions	5,095	5,485

CDS transactions with physical settlement provisions
U.S. dollar-denominated	3	68
Euro-denominated	986	1,136

Total CDS transactions with physical settlement provisions	989	1,204

Total	$6,084	$6,689

The following table summarizes changes in the fair values of the derivative liability of the Capital Markets super senior multi-sector CDO credit default swap portfolio:

(in millions)	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Fair value of derivative liability, beginning of year	$3,484	$4,418
Unrealized market valuation gain	(183)	(663)
Other terminations and realized losses	(142)	(271)

Fair value of derivative liability, end of period	$3,159	$3,484

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts, attachment points and percentage of gross notional amount rated less than B-/B-3:

(dollars in millions) CDO	Gross Transaction Notional Amount at June 30, 2011	Net Notional Amount at June 30, 2011	Attachment Point at Inception(a)	Attachment Point at June 30, 2011(a)	Percentage of Gross Notional Amount Rated Less than B-/B-3 at June 30, 2011

1	$908	$415	40.00%	54.29%	71.08%
2	660	326	53.00%	50.65%	69.49%
3	948	470	53.00%	50.40%	96.66%
4	994	280	76.00%	71.81%	86.43%
5	676	3	10.83%	0.00%	33.17%
6	837	420	12.27%	7.10%	8.96%
7	837	566	25.24%	27.47%	9.08%
8	1,152	1,082	10.00%	6.06%	39.90%
9	2,154	1,413	16.50%	18.75%	5.56%
10	295	167	32.00%	43.44%	100.00%
11	377	377	24.49%	0.00% (b)	73.70%
12	423	383	32.90%	9.68%	99.21%
13	223	182	34.51%	18.18%	97.14%

Total	$10,484	$6,084

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

American International Group, Inc. and Subsidiaries

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

The following table summarizes the gross transaction notional amount, percentage of the total CDO collateral pools and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category:

June 30, 2011 (in millions)

	Gross Transaction Notional Amount		Ratings
		Percent of Total
ABS Category			AAA	AA	A	BBB	BB	<BB	NR	2008	2007	2006	2005+P

RMBS Prime	$148	1.41%	0.28%	0.02%	0.04%	0.12%	0.09%	0.86%	0.00%	0.00%	0.12%	0.15%	1.14%

RMBS Alt-A	542	5.17%	0.07%	0.09%	0.04%	0.36%	0.05%	4.56%	0.00%	0.00%	0.04%	1.87%	3.26%

RMBS Subprime	2,582	24.63%	0.45%	0.45%	0.38%	0.72%	0.81%	21.82%	0.00%	0.00%	1.34%	2.32%	20.97%

CMBS	3,057	29.15%	0.96%	1.54%	3.01%	2.40%	2.24%	18.80%	0.20%	0.15%	2.78%	12.93%	13.29%

CDO	1,388	13.24%	0.25%	1.07%	1.02%	1.15%	1.15%	8.42%	0.18%	0.00%	0.76%	2.84%	9.64%

Other	2,767	26.40%	5.58%	5.79%	6.27%	4.32%	1.58%	1.96%	0.90%	0.85%	1.49%	8.08%	15.98%

Total	$10,484	100.00%	7.59%	8.96%	10.76%	9.07%	5.92%	56.42%	1.28%	1.00%	6.53%	28.19%	64.28%

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

The following table summarizes gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer, AIGFP's net notional amounts and fair value of derivative liability:

			Ratings
June 30, 2011 (in millions)	Gross Transaction Notional Amount	Percent of Total	Aa	A	Baa	Ba	<Ba	NR

Industry Sector
United States
Industrial	$6,248	32.8%	0.1%	3.2%	16.3%	3.6%	6.3%	3.3%
Financial	1,825	9.6%	0.0%	3.0%	3.3%	0.3%	1.7%	1.3%
Utilities	463	2.4%	0.0%	0.0%	1.5%	0.0%	0.2%	0.7%
Other	18	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%

Total United States	8,554	44.9%	0.1%	6.2%	21.1%	3.9%	8.2%	5.4%

Non-United States
Industrial	8,411	44.1%	0.0%	4.4%	9.3%	4.2%	3.2%	23.0%
Financial	900	4.7%	0.2%	1.5%	1.7%	0.1%	0.2%	1.0%
Government	669	3.5%	0.0%	1.0%	1.5%	0.7%	0.0%	0.3%
Utilities	299	1.6%	0.0%	0.1%	0.0%	0.2%	0.3%	1.0%
Other	221	1.2%	0.0%	0.6%	0.0%	0.0%	0.0%	0.6%

Total Non-United States	10,500	55.1%	0.2%	7.6%	12.5%	5.2%	3.7%	25.9%

Total gross transaction notional amount	19,054	100.0%	0.3%	13.8%	33.6%	9.1%	11.9%	31.3%

Subordination	6,234

Net Notional Amount	$12,820

Fair Value of Derivative Liability	$127

American International Group, Inc. and Subsidiaries

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts, attachment points and inception to date defaults:

(dollars in millions) CDS	Type	Net Notional Amount at June 30, 2011	Attachment Point at Inception(a)	Attachment Point at June 30, 2011(a)	Defaults through June 30, 2011(b)

1	Corporate Debt	$1,554	21.76%	18.94%	6.16%
2	Corporate Debt	5,725	22.00%	20.23%	3.76%
3	Corporate Debt	987	22.14%	20.21%	3.61%
4	Corporate Debt	982	20.80%	18.16%	5.26%
5	Corporate Debt	232	28.00%	27.68%	1.01%
6	Corporate Debt	640	24.00%	22.42%	4.46%
7	Corporate Debt	1,286	24.00%	22.32%	4.63%
8	CLO	122	35.85%	44.99%	3.41%
9	CLO	136	43.76%	44.18%	0.51%
10	CLO	205	44.20%	43.79%	0.00%
11	CLO	83	44.20%	43.79%	0.00%
12	CLO	156	44.20%	43.79%	0.00%
13	CLO	176	31.76%	30.58%	3.53%
14	CLO	391	30.40%	28.53%	0.00%
15	CLO	145	31.23%	28.71%	0.19%

Total		$12,820

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through June 30, 2011 expressed as a percentage of the gross transaction notional amount at June 30, 2011.

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

Regulatory Capital Relief Transactions

    As of June 30, 2011, 73.5 percent of the Capital Markets regulatory capital relief transactions (measured by net notional amount) were subject to CSAs linked to AIG's credit rating and 26.5 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone Master Agreement or similar agreement, under which the aggregate exposure is calculated with reference to only a single transaction.

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

American International Group, Inc. and Subsidiaries

The following table presents the amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than the Capital Markets super senior credit default swaps subject to the same Master Agreements) as of the periods ended:

(in millions)	June 30, 2011	December 31, 2010

Reference to market indices	$5	$19
Negotiated amount	-	217

Total	$5	$236

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

Arbitrage Portfolio — Corporate Debt/CLOs

    All of the Capital Markets corporate arbitrage-CLO transactions are subject to CSAs. These transactions are treated the same way as other transactions subject to the same Master Agreement and CSA, with the calculation of collateral in accordance with the standard CSA procedures outlined above.

    The vast majority of corporate debt transactions, and all such transactions maturing after 2011, are no longer subject to future collateral postings. In exchange for an upfront payment to an intermediary counterparty, AIGFP has eliminated all future obligations to post collateral on corporate debt transactions that mature after 2011.

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

    From time to time, valuation methodologies used and estimates made by counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have resulted in estimates that differ, at times significantly, from AIGFP's estimates. In almost all cases, AIGFP has been able to successfully resolve the differences or otherwise reach an accommodation with respect to collateral posting levels, including in certain cases by entering into compromise collateral arrangements. Due to the ongoing nature of collateral arrangements, AIGFP regularly is engaged in discussions with one or more counterparties in respect of these differences. Valuation estimates made by counterparties for collateral purposes are, like any other third-party

American International Group, Inc. and Subsidiaries

valuation, considered in the determination of the fair value estimates of the Capital Markets super senior credit default swap portfolio.

The following table presents the amount of collateral postings with respect to the Capital Markets super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	June 30, 2011	December 31, 2010

Regulatory capital	$5	$236
Arbitrage – multi-sector CDO	2,683	3,013
Arbitrage – corporate	523	537

Total	$3,211	$3,786

    The amount of future collateral posting requirements is a function of AIG's credit ratings, the rating of the reference obligations and the market value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. AIGFP estimates the amount of potential future collateral postings associated with its super senior credit default swaps using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into AIG's liquidity planning assumptions.

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

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $6.1 billion net notional amount of CDS written on multi-sector CDOs outstanding at June 30, 2011, a BET value is available for $3.7 billion net notional amount. No BET value is determined for $2.4 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $3.7 billion.

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

American International Group, Inc. and Subsidiaries

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at June 30, 2011 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at June 30, 2011
(dollars in millions)		Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	36 points	Increase of 5 points	$(246)	$(6)	$(17)	$(103)	$(87)	$(21)	$(12)
		Decrease of 5 points	243	7	17	97	89	16	17

Weighted		Increase of 1 year	28	-	2	20	4	2	-
average life	6.56 years	Decrease of 1 year	(48)	(2)	(2)	(36)	(5)	(2)	(1)

Recovery rates	16%	Increase of 10%	(28)	-	(4)	(16)	(7)	-	(1)
		Decrease of 10%	23	-	4	12	6	1	-

Diversity score(a)	12	Increase of 5	(11)
		Decrease of 5	33

Discount curve(b)	N/A	Increase of 100bps	17

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

Corporate Debt

The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) in fair value of derivative liability at June 30, 2011 corresponding to changes in these market credit inputs:

Input Used at June 30, 2011 (in millions)	Increase (Decrease) in Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$14
Effect of a decrease by 10 basis points	$(14)
All base correlations
Effect of an increase by 1%	$4
Effect of a decrease by 1%	$(4)
Assumed recovery rate
Effect of an increase by 1%	$(3)
Effect of a decrease by 1%	$3

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

American International Group, Inc. and Subsidiaries

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

    In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, AIG's disclosure controls and procedures were effective. There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

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

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/s/ DAVID L. HERZOG David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer
/s/ JOSEPH D. COOK Joseph D. Cook Vice President Controller Principal Accounting Officer

Dated: August 4, 2011

American International Group, Inc. and Subsidiaries

EXHIBIT INDEX

Exhibit Number		Description	Location

3		Articles of incorporation and by-laws
3	(i)(a)	American International Group, Inc. Certificate of Elimination of Series G Cumulative Mandatory Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to AIG's Current Report on Form 8-K filed with the SEC on July 13, 2011 (File No. 1-8787).
3	(i)(b)	Restated Certificate of Incorporation of American International Group, Inc.	Incorporated by reference to Exhibit 3.2 to AIG's Current Report on Form 8-K filed with the SEC on July 13, 2011 (File No. 1-8787).
10		Material contracts
		(1) Determination Memorandum, dated April 1, 2011, from the Office of the Special Master for TARP Executive Compensation to American International Group, Inc.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 1, 2011 (File No. 1-8787).

		(2) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company	Incorporated by reference to Exhibit 10.6 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
11		Statement re: Computation of Per Share Earnings	Included in Note 12 to the Consolidated Financial Statements.
12		Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31		Rule 13a-14(a)/15d-14(a) Certifications*	Filed herewith.
32		Section 1350 Certifications*	Filed herewith.

American International Group, Inc. and Subsidiaries

Exhibit Number	Description	Location

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Equity for the six months ended June 30, 2011, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, (v) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2011 and 2010 and (vi) the Notes to the Consolidated Financial Statements.**	Filed herewith.

*
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.