Form 10-Q
period 2011-09-30
AMERICAN INTERNATIONAL GROUP INC
filed 2011-11-03
CIK 5272

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

    As of October 31, 2011, there were 1,899,224,304 shares outstanding of the registrant's common stock.

American International Group, Inc.

American International Group, Inc.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet (unaudited)

(in millions, except for share data)	September 30, 2011	December 31, 2010

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2011 – $246,390; 2010 – $220,669)	$259,829	$228,302
Bond trading securities, at fair value	24,654	26,182
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2011 – $1,790; 2010 – $2,571)	3,209	4,581
Common and preferred stock trading, at fair value	148	6,652
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2011 – $104; 2010 – $143)	19,279	20,237
Flight equipment primarily under operating leases, net of accumulated depreciation	35,758	38,510
Other invested assets (portion measured at fair value: 2011 – $20,631; 2010 – $21,356)	41,131	42,210
Short-term investments (portion measured at fair value: 2011 – $7,536; 2010 – $23,860)	29,098	43,738

Total investments	413,106	410,412
Cash	1,542	1,558
Accrued investment income	3,206	2,960
Premiums and other receivables, net of allowance	15,590	15,713
Reinsurance assets, net of allowance	30,411	25,810
Deferred policy acquisition costs	14,192	14,668
Derivative assets, at fair value	4,746	5,917
Other assets, including restricted cash of $3,824 in 2011 and $30,232 in 2010 (portion measured at fair value: 2011 – $0; 2010 – $14)	13,352	44,520
Separate account assets, at fair value	48,112	54,432
Assets held for sale	-	107,453

Total assets	$544,257	$683,443

Liabilities:
Liability for unpaid claims and claims adjustment expense	$93,782	$91,151
Unearned premiums	25,951	23,803
Future policy benefits for life and accident and health insurance contracts	33,600	31,268
Policyholder contract deposits (portion measured at fair value: 2011 – $1,362; 2010 – $445)	125,955	121,373
Other policyholder funds	6,655	6,758
Current and deferred income taxes	1,612	2,369
Derivative liabilities, at fair value	5,066	5,735
Other liabilities (portion measured at fair value: 2011 – $1,268; 2010 – $2,619)	29,925	29,108
Federal Reserve Bank of New York credit facility (see Note 1)	-	20,985
Other long-term debt (portion measured at fair value: 2011 – $11,239; 2010 – $12,143)	77,389	85,476
Separate account liabilities	48,112	54,432
Liabilities held for sale	-	97,312

Total liabilities	448,047	569,770

Commitments, contingencies and guarantees (see Note 11)
Redeemable noncontrolling interests (see Notes 1 and 16):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	9,303	-
Other	105	434

Total redeemable noncontrolling interests	9,408	434

AIG shareholders' equity (see Note 1):
Preferred stock
Series E; $5.00 par value; shares issued: 2011 – 0; 2010 – 400,000, at aggregate liquidation value	-	41,605
Series F; $5.00 par value; shares issued: 2011 – 0; 2010 – 300,000, aggregate liquidation value: $7,543	-	7,378
Series C; $5.00 par value; shares issued: 2011 – 0; 2010 – 100,000, aggregate liquidation value: $0.5	-	23,000
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2011 – 1,905,882,207; 2010 – 147,124,067	4,764	368
Treasury stock, at cost; 2011 – 6,672,586; 2010 – 6,660,908 shares of common stock	(872)	(873)
Additional paid-in capital	81,776	9,683
Accumulated deficit	(5,466)	(3,466)
Accumulated other comprehensive income	5,829	7,624

Total AIG shareholders' equity	86,031	85,319

Non-redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	26,358
Other (including $204 associated with businesses held for sale in 2010)	771	1,562

Total non-redeemable noncontrolling interests	771	27,920

Total equity	86,802	113,239

Total liabilities and equity	$544,257	$683,443

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated Statement of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2011	2010	2011	2010

Revenues:
Premiums	$9,829	$11,966	$29,209	$33,953
Policy fees	658	673	2,024	1,978
Net investment income	128	5,231	10,161	15,472
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(493)	(459)	(892)	(1,397)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive income	71	(345)	130	(595)

Net other-than-temporary impairments on available for sale securities recognized in net loss	(422)	(804)	(762)	(1,992)
Other realized capital gains	834	143	589	510

Total net realized capital gains (losses)	412	(661)	(173)	(1,482)
Aircraft leasing revenue	1,129	1,186	3,419	3,609
Other income	560	1,060	2,188	2,794

Total revenues	12,716	19,455	46,828	56,324

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,333	10,050	25,378	27,386
Interest credited to policyholder account balances	1,134	1,125	3,349	3,361
Amortization of deferred acquisition costs	2,490	1,994	5,992	5,983
Other acquisition and insurance expenses	1,214	1,933	4,418	5,247
Interest expense	945	2,310	2,974	5,795
Aircraft leasing expenses	2,093	1,031	3,390	2,671
Loss on extinguishment of debt (see Note 1)	-	-	3,392	-
Net (gain) loss on sale of properties and divested businesses	2	(4)	76	(126)
Other expenses	863	710	1,791	2,559

Total benefits, claims and expenses	17,074	19,149	50,760	52,876

Income (loss) from continuing operations before income tax expense (benefit)	(4,358)	306	(3,932)	3,448

Income tax expense (benefit)	(634)	486	(1,122)	1,044

Income (loss) from continuing operations	(3,724)	(180)	(2,810)	2,404
Income (loss) from discontinued operations, net of income tax expense (benefit) (see Note 4)	(221)	(1,833)	1,395	(4,101)

Net loss	(3,945)	(2,013)	(1,415)	(1,697)

Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	145	388	538	1,415
Other	19	104	28	243

Total net income from continuing operations attributable to noncontrolling interests	164	492	566	1,658
Net income from discontinued operations attributable to noncontrolling interests	-	12	19	35

Total net income attributable to noncontrolling interests	164	504	585	1,693

Net loss attributable to AIG	$(4,109)	$(2,517)	$(2,000)	$(3,390)

Net loss attributable to AIG common shareholders	$(4,109)	$(2,517)	$(2,812)	$(686)

Loss per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$(2.05)	$(4.95)	$(2.37)	$1.11
Income (loss) from discontinued operations	$(0.11)	$(13.58)	$0.78	$(6.16)
Diluted:
Income (loss) from continuing operations	$(2.05)	$(4.95)	$(2.37)	$1.11
Income (loss) from discontinued operations	$(0.11)	$(13.58)	$0.78	$(6.16)

Weighted average shares outstanding:
Basic	1,899,500,628	135,879,125	1,765,905,779	135,788,053
Diluted	1,899,500,628	135,879,125	1,765,905,779	135,855,328

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated Statement of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Net loss	$(3,945)	$(2,013)	$(1,415)	$(1,697)

Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	(184)	197	105	999
Change in unrealized appreciation (depreciation) of all other investments	(2,074)	7,831	(959)	12,156
Change in foreign currency translation adjustments	(716)	876	(1,006)	(150)
Change in net derivative gains (losses) arising from cash flow hedging activities	(57)	2	14	63
Change in retirement plan liabilities adjustment	(339)	(404)	(190)	(310)

Other comprehensive income (loss)	(3,370)	8,502	(2,036)	12,758

Comprehensive income (loss)	(7,315)	6,489	(3,451)	11,061
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	145	388	538	1,415
Comprehensive income (loss) attributable to other noncontrolling interests	(87)	379	(106)	385

Total comprehensive income attributable to noncontrolling interests	58	767	432	1,800

Comprehensive income (loss) attributable to AIG	$(7,373)	$5,722	$(3,883)	$9,261

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated Statement of Cash Flows (unaudited)

Nine Months Ended September 30, (in millions)	2011	2010

Cash flows from operating activities:
Net loss	$(1,415)	$(1,697)
(Income) loss from discontinued operations	(1,395)	4,101

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in loss:
Net gains on sales of securities available for sale and other assets	(1,207)	(1,943)
Net (gains) losses on sales of divested businesses	76	(126)
Loss on extinguishment of debt	3,392	-
Unrealized losses in earnings – net	1,044	737
Equity in income from equity method investments, net of dividends or distributions	(1,042)	(592)
Depreciation and other amortization	7,452	7,791
Provision for mortgage and other loans receivable	(12)	376
Impairments of assets	3,052	3,775
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	48	2,762
Changes in operating assets and liabilities:
General and life insurance reserves	4,190	3,729
Premiums and other receivables and payables – net	686	(606)
Reinsurance assets and funds held under reinsurance treaties	(4,258)	(2,124)
Capitalization of deferred policy acquisition costs	(5,856)	(6,627)
Other policyholder funds	(267)	339
Current and deferred income taxes – net	(1,764)	260
Trading securities	197	542
Payment of FRBNY Credit Facility accrued compounded interest and fees	(6,363)	-
Other, net	(1,011)	(1,728)

Total adjustments	(1,643)	6,565

Net cash provided by (used in) operating activities – continuing operations	(4,453)	8,969
Net cash provided by operating activities – discontinued operations	3,370	6,146

Net cash provided by (used in) operating activities	(1,083)	15,115

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	33,063	33,951
Maturities of fixed maturity securities available for sale and hybrid investments	15,021	10,651
Sales of trading securities	9,105	5,080
Sales or distributions of other invested assets (including flight equipment)	6,539	7,609
Sales of divested businesses, net	587	1,903
Principal payments received on and sales of mortgage and other loans receivable	2,515	3,723
Purchases of available for sale investments	(69,598)	(60,770)
Purchases of trading securities	(960)	(2,285)
Purchases of other invested assets (including flight equipment)	(5,351)	(6,265)
Mortgage and other loans receivable issued and purchased	(1,735)	(2,295)
Net change in restricted cash	26,408	(339)
Net change in short-term investments	15,410	4,988
Net change in derivative assets and liabilities other than AIGFP	864	186
Other, net	(318)	(400)

Net cash provided by (used in) investing activities – continuing operations	31,550	(4,263)
Net cash provided by (used in) investing activities – discontinued operations	4,478	(3,264)

Net cash provided by (used in) investing activities	36,028	(7,527)

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	13,907	14,719
Policyholder contract withdrawals	(10,538)	(11,120)
Net change in short-term debt	(234)	(5,855)
Federal Reserve Bank of New York credit facility borrowings	-	14,900
Federal Reserve Bank of New York credit facility repayments	(14,622)	(18,512)
Issuance of other long-term debt	6,297	9,683
Repayments of other long-term debt	(14,944)	(10,481)
Proceeds from drawdown on the Department of the Treasury Commitment	20,292	2,199
Repayment of Department of the Treasury SPV Preferred Interests	(11,453)	-
Repayment of Federal Reserve Bank of New York SPV Preferred Interests	(26,432)	-
Issuance of Common Stock	5,055	-
Acquisition of noncontrolling interest	(683)	-
Other, net	(147)	(376)

Net cash used in financing activities – continuing operations	(33,502)	(4,843)
Net cash used in financing activities – discontinued operations	(1,942)	(3,929)

Net cash used in financing activities	(35,444)	(8,772)

Effect of exchange rate changes on cash	37	(4)

Net decrease in cash	(462)	(1,188)
Cash at beginning of period	1,558	4,400
Change in cash of businesses held for sale	446	(1,544)

Cash at end of period	$1,542	$1,668

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

Consolidated Statement of Equity (unaudited)

Nine Months Ended September 30, 2011 (in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non- redeemable non- controlling Interests	Total Equity

Balance, beginning of year	$71,983	$368	$(873)	$9,683	$(3,466)	$7,624	$85,319	$27,920	$113,239

Series F drawdown	20,292	-	-	-	-	-	20,292	-	20,292
Repurchase of SPV preferred interests in connection with Recapitalization*	-	-	-	-	-	-	-	(26,432)	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization*	(92,275)	4,138	-	67,460	-	-	(20,677)	-	(20,677)
Common stock issued	-	250	-	2,636	-	-	2,886	-	2,886
Settlement of equity unit stock purchase contracts	-	9	-	2,160	-	-	2,169	-	2,169
Net income (loss) attributable to AIG or other noncontrolling interests	-	-	-	-	(2,000)	-	(2,000)	51	(1,949)
Net loss attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	-	-	-	-	-	-	-	74	74
Other comprehensive loss	-	-	-	-	-	(1,883)	(1,883)	(153)	(2,036)
Acquisition of noncontrolling interest	-	-	-	(160)	-	88	(72)	(487)	(559)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(123)	(123)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	93	93
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(127)	(127)
Other	-	(1)	1	(3)	-	-	(3)	(45)	(48)

Balance, end of period	$-	$4,764	$(872)	$81,776	$(5,466)	$5,829	$86,031	$771	$86,802

*
See Notes 1 and 12 to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation and Significant Events

    These unaudited condensed consolidated financial statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2010 (AIG's 2010 Annual Report on Form 10-K). The condensed consolidated financial information as of December 31, 2010 included herein has been derived from audited consolidated financial statements not included herein.

    Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on different fiscal-period bases. The effect on AIG's consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these financial statements has been recorded.

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

  •
  impairment charges, including other-than-temporary impairments on financial instruments and goodwill impairments;

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Reclassifications and Segment Changes

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

(a)
Represents fees recognized from universal life and investment-type products consisting of policy charges for the cost of insurance, policy administration charges, amortization of unearned revenue reserves and surrender charges.

(b)
Represents interest on account-value-based policyholder deposits consisting of amounts credited on non-equity-indexed account values, accretion to the host contract for equity indexed products, and net amortization of sales inducements.

Segment Changes

    In order to align financial reporting with changes made during 2011 to the manner in which AIG's chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, AIG changed its segments in the third quarter of 2011. See Note 3 herein for additional information on AIG's segment changes.

    Prior period amounts were reclassified to conform to the current period presentation for the above items. Additionally, certain other reclassifications have been made to prior period amounts in the Consolidated Statement of Operations and Consolidated Balance Sheet to conform to the current period presentation.

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

Repayment and Termination of the FRBNY Credit Facility

    At the Closing, AIG repaid to the FRBNY approximately $21 billion in cash, representing complete repayment of all amounts owed under the FRBNY Credit Facility, and the FRBNY Credit Facility was terminated. The funds for the repayment came from the net cash proceeds from AIG's sale of 67 percent of the ordinary shares of AIA Group Limited (AIA) in its initial public offering and from AIG's sale of American Life Insurance Company (ALICO) in 2010. These funds were loaned to AIG in the form of secured limited recourse debt from the special purpose vehicles that held the proceeds of the AIA IPO and the ALICO sale (the AIA SPV and the ALICO SPV, respectively, and collectively, the SPVs). As of September 30, 2011, the loan from the ALICO SPV had been repaid. The loan from the AIA SPV is secured by pledges and any proceeds received from the sale by AIG and certain of its subsidiaries of, among other collateral, all or part of their equity interest in International Lease

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Finance Corporation (ILFC or the Designated Entity). Proceeds from the sales of the remaining ordinary shares of AIA held by the AIA SPV will be used to pay down the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests. Until their respective sales on February 1, 2011 and August 18, 2011, as further discussed in Sales of Divested Businesses below, AIG's Japan-based life insurance subsidiaries, AIG Star Life Insurance Company Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison), and Nan Shan Life Insurance Company, Ltd. (Nan Shan) were also Designated Entities.

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

    The Department of the Treasury, so long as it holds SPV Preferred Interests, has the right, subject to existing contractual restrictions, to require AIG to dispose of the remaining AIA ordinary shares held by the AIA SPV. In addition, the consent of the Department of the Treasury, so long as it holds SPV Preferred Interests, will be required for AIG to take specified significant actions with respect to the Designated Entity, ILFC, including initial public offerings, sales, significant acquisitions or dispositions and incurrence of specified levels of indebtedness. If any SPV Preferred Interests are outstanding on May 1, 2013, the Department of the Treasury will have the right to compel the sale of all or a portion of ILFC, the Designated Entity, on terms that it will determine.

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

May 2011 Common Stock Offering and Sale

    On May 27, 2011, AIG and the Department of the Treasury, as the selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. Of the net proceeds AIG received from this offering, $550 million is being used to fund the Consolidated 2004 Securities Litigation settlement (see Note 11 herein). As required by the Registration Rights Agreement, AIG paid the underwriting discount as well as certain expenses with respect to the shares sold by the Department of the Treasury. The balance of the net proceeds was used for general corporate purposes. As a result of the sale of AIG Common Stock in this offering, the Series G Drawdown Right was terminated, the Series G Preferred Stock was cancelled and the ownership by the Department of the Treasury

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

was reduced from approximately 92 percent to approximately 77 percent of the AIG Common Stock outstanding after the completion of the offering.

September 2011 Debt Offering

    On September 13, 2011, AIG issued $1.2 billion of 4.250% Notes Due 2014 and $800 million of 4.875% Notes Due 2016. The proceeds are expected to be used to pay maturing notes issued by AIG to fund the Matched Investment Program (MIP).

Sales of Businesses

    On February 1, 2011, AIG completed the sale of AIG Star and AIG Edison to Prudential Financial, Inc., for $4.8 billion, consisting of $4.2 billion in cash and $0.6 billion in the assumption of third-party debt. Of the $4.2 billion in cash, AIG retained $2 billion to support the capital of Chartis, Inc. and its subsidiaries pursuant to an agreement with the Department of the Treasury, and caused the remaining amount to be applied to pay down a portion of liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests. AIG recognized a pre-tax gain of $2.0 billion on the date of the sale which is reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations.

    On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan to a Taiwan-based consortium. The transaction closed on August 18, 2011 for net proceeds of $2.15 billion in cash. The net proceeds from the transaction were used to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

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

    In connection with the MetLife Disposition, on March 1, 2011, AIG and the ALICO SPV entered into a letter agreement with the Department of the Treasury pursuant to which AIG and the ALICO SPV received the consent of the Department of the Treasury to the MetLife Disposition. AIG completed the MetLife Disposition on March 8, 2011 for a total of $9.6 billion and used $6.6 billion of the proceeds to pay down all of the liquidation preference of the Department of the Treasury's ALICO SPV Preferred Interests and a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests. In the first quarter of 2011, AIG recognized a loss of $348 million, representing the decline in the value of the MetLife securities from December 31, 2010 through their disposition on March 8, 2011, due to market conditions prior to the MetLife Disposition. Of this amount, $191 million is reflected in Net realized capital gains (losses) and $157 million is reflected in Net investment income in the Consolidated Statement of Operations. The remaining proceeds were placed in escrow to secure indemnities provided to MetLife under the original terms of the ALICO stock purchase agreement as described in Note 11 herein.

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

    AIG believes that it has sufficient liquidity to meet future liquidity requirements, including reasonably foreseeable contingencies and events.

Supplementary Disclosure of Consolidated Cash Flow Information

Nine Months Ended September 30, (in millions)	2011	2010

Cash paid during the period for:
Interest*	$(7,952)	$(3,978)
Taxes	$(643)	$(1,134)
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$3,602	$6,768
Debt assumed on consolidation of variable interest entities	$-	$2,591
Debt assumed on acquisition	$-	$164

*
2011 includes payment of FRBNY Credit Facility accrued compounded interest of $4.7 billion, before the facility was terminated on January 14, 2011 in connection with the Recapitalization.

 2. Summary of Significant Accounting Policies

Recent Accounting Standards

Future Application of Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

    In October 2010, the Financial Accounting Standards Board (FASB) issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The new standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The new standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is also permitted.

    AIG elected not to adopt the standard earlier than required and has not yet determined whether it will adopt it prospectively or retrospectively. Upon adoption, retrospective application would result in a reduction to beginning retained earnings for the earliest period presented, while prospective application would result in higher amortization expense being recognized in the period of adoption and future periods relative to the retrospective method. The accounting standard update will result in a decrease in the amount of capitalized costs in connection with the acquisition or renewal of insurance contracts because AIG will only defer costs that are incremental and directly related to the successful acquisition of new or renewal business.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    AIG is currently assessing the effect of adoption of this new standard on its consolidated financial condition and results of operations. If this standard is adopted retrospectively on January 1, 2012, the range of the pre-tax effect of the reduction of deferred acquisition costs is expected to be between $4.6 billion and $5.1 billion.

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

    The new standard's fair value guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recorded at fair value. While many of the amendments to GAAP are not expected to significantly affect current practice, the guidance clarifies how a principal market is determined, addresses the fair value measurement of financial instruments with offsetting market or counterparty credit risks and the concept of valuation premise (i.e., in-use or in exchange) and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accounting Standards Adopted During 2011

    AIG adopted the following accounting standards during the first nine months of 2011:

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

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring

    In April 2011, the FASB issued an accounting standard update that amends the guidance for a creditor's evaluation of whether a restructuring is a troubled debt restructuring and requires additional disclosures about a creditor's troubled debt restructuring activities. The new standard clarifies the existing guidance on the two criteria used by creditors to determine whether a modification or restructuring is a troubled debt restructuring: (i) whether the creditor has granted a concession and (ii) whether the debtor is experiencing financial difficulties. The new standard became effective for AIG for interim and annual periods beginning on July 1, 2011. AIG is required to apply the guidance in the accounting standard retrospectively for all modifications and restructuring activities that have occurred since January 1, 2011. For receivables that are considered newly impaired under the guidance, AIG is required to measure the impairment of those receivables prospectively in the first period of adoption. In addition, AIG must begin providing the disclosures about troubled debt restructuring activities in the period of adoption. The adoption of this new standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 8 herein.

3. Segment Information

    AIG reports the results of its operations through three reportable segments: Chartis, SunAmerica Financial Group (SunAmerica) and Aircraft Leasing. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations and net (gains) losses on sales of divested businesses, because AIG believes this provides more meaningful information on how its operations are performing.

    In order to align financial reporting with changes made during 2011 to the manner in which AIG's chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, the following changes were made to AIG's segment information:

  •
  During the third quarter of 2011, Chartis completed the previously announced reorganization of its operations. Under the new structure, Chartis now presents its financial information in two operating segments — Commercial Insurance and Consumer Insurance, as well as a Chartis Other operations category.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Prior to the third quarter of 2011, Chartis presented its financial information in two primary operating segments, Chartis U.S. and Chartis International.

  •
  Aircraft Leasing is now being presented as a standalone reportable segment. It was previously reported as a component of the Financial Services reportable segment.

  •
  The derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP), previously reported as Capital Markets, a component of the Financial Services reportable segment, is now reported with AIG Markets, Inc. (AIG Markets) as Global Capital Markets in Other operations.

    Prior periods have been revised to conform to the current period presentation for the above segment changes.

The following table presents AIG's operations by reportable segment:

	Reportable Segment
						Consolidation and Eliminations
(in millions)	Chartis	SunAmerica	Aircraft Leasing*	Other Operations	Total		Consolidated

Three Months Ended September 30, 2011
Total revenues	$10,182	$3,582	$1,117	$(2,433)	$12,448	$268	$12,716
Pre-tax income (loss)	498	309	(1,329)	(3,943)	(4,465)	107	(4,358)

Three Months Ended September 30, 2010
Total revenues	$9,397	$3,944	$1,190	$4,881	$19,412	$43	$19,455
Pre-tax income (loss)	865	998	(214)	(1,568)	81	225	306

Nine Months Ended September 30, 2011
Total revenues	$30,273	$11,317	$3,411	$1,864	$46,865	$(37)	$46,828
Pre-tax income (loss)	910	2,024	(1,122)	(5,853)	(4,041)	109	(3,932)

Nine Months Ended September 30, 2010
Total revenues	$27,482	$10,147	$3,579	$15,655	$56,863	$(539)	$56,324
Pre-tax income (loss)	3,226	1,413	(122)	(1,121)	3,396	52	3,448

*
AIG's Aircraft Leasing operations consist of a single operating segment.

The following table presents Chartis operations by operating segment:

(in millions)	Commercial Insurance	Consumer Insurance	Other	Total Chartis

Three Months Ended September 30, 2011
Total revenues	$5,708	$3,322	$1,152	$10,182
Pre-tax income (loss)	(474)	(45)	1,017	498

Three Months Ended September 30, 2010
Total revenues	$5,427	$3,148	$822	$9,397
Pre-tax income	65	147	653	865

Nine Months Ended September 30, 2011
Total revenues	$16,819	$9,849	$3,605	$30,273
Pre-tax income (loss)	(1,869)	(415)	3,194	910

Nine Months Ended September 30, 2010
Total revenues	$16,174	$7,730	$3,578	$27,482
Pre-tax income (loss)	(173)	156	3,243	3,226

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents SunAmerica operations by operating segment:

(in millions)	Domestic Life Insurance	Domestic Retirement Services	Total SunAmerica

Three Months Ended September 30, 2011
Total revenues	$2,134	$1,448	$3,582
Pre-tax income (loss)	474	(165)	309

Three Months Ended September 30, 2010
Total revenues	$2,077	$1,867	$3,944
Pre-tax income	343	655	998

Nine Months Ended September 30, 2011
Total revenues	$6,242	$5,075	$11,317
Pre-tax income	1,186	838	2,024

Nine Months Ended September 30, 2010
Total revenues	$5,989	$4,158	$10,147
Pre-tax income	854	559	1,413

    AIG Global Real Estate Investment Corp. and Institutional Asset Management, previously reported as components of the Direct Investment book and Asset Management operations, respectively, are now reported in Corporate & Other. Retained Interests represents the fair value gains or losses on the MetLife securities prior to sale, AIG's remaining interest in AIA ordinary shares, and the retained interest in ML III.

The following table presents the components of AIG's Other operations:

(in millions)	Mortgage Guaranty	Global Capital Markets	Direct Investment Book	Retained Interests	Corporate & Other	Divested Businesses	Consolidation and Eliminations	Total Other Operations

Three Months Ended September 30, 2011
Total revenues	$246	$(130)	$159	$(3,246)	$561	$-	$(23)	$(2,433)
Pre-tax income (loss)	(80)	(187)	103	(3,246)	(523)	-	(10)	(3,943)

Three Months Ended September 30, 2010
Total revenues	$252	$236	$33	$301	$8	$3,961	$90	$4,881
Pre-tax income (loss)	(127)	145	(26)	301	(2,620)	637	122	(1,568)

Nine Months Ended September 30, 2011
Total revenues	$716	$151	$758	$(743)	$1,030	$-	$(48)	$1,864
Pre-tax income (loss)	(66)	(66)	586	(743)	(5,538)	-	(26)	(5,853)

Nine Months Ended September 30, 2010
Total revenues	$832	$149	$806	$1,410	$1,636	$10,616	$206	$15,655
Pre-tax income (loss)	214	(99)	602	1,410	(5,656)	2,037	371	(1,121)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. Discontinued Operations and Held-for-Sale Classification

Discontinued Operations

AIG Star and AIG Edison Sale

    On September 30, 2010, AIG entered into a definitive agreement with Prudential Financial, Inc. for the sale of its Japan-based insurance subsidiaries, AIG Star and AIG Edison, for total consideration of $4.8 billion, including the assumption of certain outstanding debt totaling $0.6 billion owed by AIG Star and AIG Edison. The transaction closed on February 1, 2011 and AIG recognized a pre-tax gain of $2.0 billion on the sale that is reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations. In connection with the sale, AIG recorded a goodwill impairment charge of $1.3 billion in the third quarter of 2010.

Nan Shan Sale

    On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan to a Taiwan-based consortium. The transaction was consummated on August 18, 2011 for net proceeds of $2.15 billion in cash. AIG recorded a pre-tax gain of $69 million and a pre-tax loss of $976 million on the sale for the three and nine months ended September 30, 2011, respectively, largely offsetting Nan Shan operating results for the periods which are both reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations. The net proceeds from the transaction were used to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

    Results from discontinued operations for the three and nine months ended September 30, 2011 and 2010 primarily include the results of Nan Shan and results of AIG Star and AIG Edison through the dates of disposition, and settlements pursuant to indemnification provisions from prior dispositions. AIG has no continuing significant involvement with or significant continuing cash flows from these businesses. Results from discontinued operations for the nine months ended September 30, 2010 also include the results of ALICO and American General Finance, Inc. (AGF), which were sold during 2010. See Note 4 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K for discussion of these sales and Note 11 herein for a discussion of guarantees and indemnifications associated with sales of businesses.

The following table summarizes income (loss) from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Revenues:
Premiums	$915	$4,651	$5,012	$14,573
Net investment income	423	1,517	1,632	5,171
Net realized capital gains (losses)	(120)	364	844	(63)
Other income	-	228	5	1,246

Total revenues	1,218	6,760	7,493	20,927

Benefits, claims and expenses	1,239	6,803	6,361	23,095
Interest expense allocation	-	369	2	407

Income (loss) from discontinued operations	(21)	(412)	1,130	(2,575)

Gain (loss) on sales	43	(1,970)	945	(2,371)

Income (loss) from discontinued operations, before tax expense (benefit)	22	(2,382)	2,075	(4,946)

Income tax expense (benefit)	243	(549)	680	(845)

Income (loss) from discontinued operations, net of income tax	$(221)	$(1,833)	$1,395	$(4,101)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Held-for-Sale Classification

    In the third quarter of 2011, AIG sold its remaining assets and liabilities that had been classified as held-for-sale. At December 31, 2010, held-for-sale assets and liabilities consisted of Nan Shan, AIG Star, and AIG Edison, and aircraft that remained to be sold under agreements for sale by ILFC.

The following table summarizes the components of assets and liabilities held for sale on the Consolidated Balance Sheet as of December 31, 2010:

(in millions)	December 31, 2010

Assets:
Fixed maturity securities	$77,905
Equity securities	4,488
Mortgage and other loans receivable, net	5,584
Other invested assets	4,167
Short-term investments	3,670
Deferred policy acquisition costs and Other assets	7,639
Separate account assets	3,745

Assets of businesses held for sale	107,198

Flight equipment*	255

Total assets held for sale	$107,453

Liabilities:
Future policy benefits for life and accident and health insurance contracts	$61,767
Policyholder contract deposits	26,847
Other liabilities	4,428
Other long-term debt	525
Separate account liabilities	3,745

Total liabilities held for sale	$97,312

*
Represents nine aircraft that were under agreements for sale by ILFC at December 31, 2010.

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

    In March 2011, Chartis completed the acquisition of approximately 305 million shares of Fuji tendered in response to a public offer at an offer price of 146 Yen per share ($1.76 per share) for a purchase price of $538 million. In August 2011, Chartis acquired the remaining Fuji shares. As of September 30, 2011, Chartis owned 100 percent of Fuji's outstanding voting shares.

    The 2011 purchases were accounted for as equity transactions because AIG previously consolidated Fuji due to its controlling interest. Accordingly, the difference between the fair value of the total consideration paid of $560 million and the carrying value of the noncontrolling interest acquired of $486 million was recognized as a reduction of AIG's equity. There was no gain or loss recorded in the Consolidated Statement of Operations.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 6. Fair Value Measurements

Fair Value Measurements on a Recurring Basis

    AIG measures the following financial instruments at fair value on a recurring basis:

  •
  fixed maturity securities — trading and available for sale (including the Maiden Lane Interests accounted for under the fair value option);

  •
  equity securities traded in active markets — trading and available for sale (including the equity interest in AIA accounted for under the fair value option);

  •
  direct private equity investments — Other invested assets;

  •
  certain hedge funds, private equity funds and other investment partnerships — Other invested assets;

  •
  separate account assets;

  •
  certain short-term investments (including certain securities purchased under agreements to resell);

  •
  certain mortgage and other loans receivable;

  •
  derivative assets and liabilities (including bifurcated embedded derivatives);

  •
  AIGFP's super senior credit default swap portfolio;

  •
  certain policyholder contract deposits;

  •
  certain long-term debt; and

  •
  certain Other liabilities.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

  •
  Level 3:  Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability. Therefore, AIG must make certain assumptions as to the inputs a hypothetical market participant would use to value that asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain RMBS, CMBS and collateralized debt obligations/asset backed securities (CDO/ABS), corporate debt, certain municipal and sovereign debt, certain derivative contracts (including the AIGFP super senior credit default swap portfolio), policyholder contract deposits carried at fair value, private equity and real estate fund investments, and direct private equity investments. AIG's non-financial instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

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

Valuation Methodologies

Incorporation of Credit Risk in Fair Value Measurements

  •
  AIG's Own Credit Risk.    Fair value measurements for certain Direct Investment book debt, GIAs, structured note liabilities and freestanding derivatives, as well as AIGFP derivatives, incorporate AIG's own credit risk by determining the explicit cost for each counterparty to protect against its net credit exposure to AIG at the balance sheet date by reference to observable AIG CDS or cash bond spreads. A derivative counterparty's net credit exposure to AIG is determined based on master netting agreements, when applicable, which take into consideration all derivative positions with AIG, as well as collateral posted by AIG with the counterparty at the balance sheet date.

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

    Subsequently, AIG's interest in ML III has been valued using a discounted cash flow methodology that (i) uses the estimated future cash flows and the fair value of the ML III assets, (ii) allocates the estimated future cash flows according to the ML III waterfall, and (iii) determines the discount rate to be applied to AIG's interest in ML III by reference to the discount rate implied by the estimated value of ML III assets and the estimated future cash flows of AIG's interest in the capital structure. Estimated cash flows and discount rates used in the valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

    The fair value methodology used since inception and prior to March 31, 2011 for AIG's interest in ML II had used the same discounted cash flow methodology as for ML III. As a result of the announcement on March 31, 2011 by the FRBNY of its plan to begin selling the assets in the ML II portfolio over time through a competitive sales process, AIG modified its methodology for estimating the fair value of its interest in ML II to incorporate the assumption of a current liquidation, which (i) uses the estimated fair value of the ML II assets and (ii) allocates the estimated asset fair value according to the ML II waterfall.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    As of September 30, 2011, AIG expects to receive cash flows (undiscounted) in excess of AIG's initial investment, and any accrued interest, on the Maiden Lane Interests after repayment of the first priority obligations owed to the FRBNY. The fair value of AIG's interest in ML II is most affected by the liquidation proceeds realized by the FRBNY from the sale of the collateral securities. A 10 percent change in the liquidation proceeds realized by the FRBNY would result in a change of approximately $157 million in the fair value of the ML II interest. The fair value of AIG's interest in ML III is most affected by changes in the discount rates and changes in the estimated future collateral cash flows used in the valuation. Changes in estimated future cash flows for ML III would be the result of changes in interest rates and their effect on the underlying floating rate securities as well as expectations of defaults, recoveries and prepayments on underlying loans.

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

Nine Months Ended September 30, 2011 (in millions)	Maiden Lane III Fair Value Change

Discount Rates:
200 basis point increase	$(547)
200 basis point decrease	620
400 basis point increase	(1,031)
400 basis point decrease	1,325

Estimated Future Cash Flows:
10% increase	667
10% decrease	(673)
20% increase	1,325
20% decrease	(1,339)

    If the FRBNY were to similarly announce a plan to liquidate the assets of ML III at their estimated fair values, the impact of the change in AIG's assumptions would be an increase in the fair value of AIG's interest in ML III by approximately $690 million at September 30, 2011.

    AIG believes that the ranges of discount rates used in these analyses are reasonable on the basis of implied spread volatilities of similar collateral securities. The ranges of estimated future cash flows were determined on the basis of historical variability in the estimated cash flows. Because of these factors, the fair values of the Maiden Lane Interests are likely to vary, perhaps materially, from the amounts estimated.

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

Securities Purchased Under Agreements to Resell

    Securities purchased under agreements to resell are generally treated as collateralized financings. AIG reports certain securities purchased under agreements to resell in Short-term investments in the Consolidated Balance Sheet. AIG estimates the fair value of those receivables arising from securities purchased under agreements to resell that are measured at fair value using dealer price quotes, discounted cash flow analyses and/or internal valuation models. This methodology considers such factors as the coupon rate, yield curves, prepayment rates and other relevant factors.

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

    Certain variable annuity and equity-indexed annuity and life contracts contain embedded policy derivatives that AIG bifurcates from the host contracts and accounts for separately at fair value, with changes in fair value recognized in earnings. AIG concluded these contracts contain (i) written option guarantees on minimum accumulation value, (ii) a series of written options that guarantee withdrawals from the highest anniversary value within a specific period or for life, or (iii) equity-indexed written options that meet the criteria of derivatives that must be bifurcated.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

AIGFP's Super Senior Credit Default Swap Portfolio

    Included in Global Capital Markets is the remaining derivatives portfolio of AIGFP. AIG values AIGFP's CDS transactions written on the super senior risk layers of designated pools of debt securities or loans using internal valuation models, third-party price estimates and market indices. The principal market was determined to be the market in which super senior credit default swaps of this type and size would be transacted, or have been transacted, with the greatest volume or level of activity. AIG has determined that the principal market participants, therefore, would consist of other large financial institutions who participate in sophisticated over-the-counter derivatives markets. The specific valuation methodologies vary based on the nature of the referenced obligations and availability of market prices.

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

    Multi-sector CDO portfolios:  AIG uses a modified version of the Binomial Expansion Technique (BET) model to value AIGFP's credit default swap portfolio written on super senior tranches of multi-sector CDOs of ABS. The BET model was developed in 1996 by a major rating agency to generate expected loss estimates for CDO tranches and derive a credit rating for those tranches, and remains widely used.

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

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 61.2 percent of the underlying securities used in the valuation at September 30, 2011. When a price for an individual security is not provided by a CDO collateral manager, AIG derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

    Corporate debt/Collateralized loan obligation (CLO) portfolios: In the case of credit default swaps written on portfolios of investment-grade corporate debt, AIG uses a mathematical model that produces results that are closely aligned with prices received from third parties. This methodology is widely used by other market participants and uses the current market credit spreads of the names in the portfolios along with the base correlations implied by the current market prices of comparable tranches of the relevant market traded credit indices as inputs. Given its unique attributes, one transaction, which had represented two percent of the total notional amount of the corporate debt portfolio as of the second quarter of 2011, was valued using third-party quotations. This transaction matured in the third quarter of 2011.

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

Other Liabilities

    Other liabilities measured at fair value include certain securities sold under agreements to repurchase and certain securities and spot commodities sold but not yet purchased. Liabilities arising from securities sold under agreements to repurchase are generally treated as collateralized financings. For liabilities arising from securities sold under agreements to repurchase, AIG estimates the fair value by using dealer quotations, discounted cash flow analyses and/or internal valuation models. This methodology considers such factors as the coupon rate, yield curves, prepayment rates and other relevant factors. Fair values for securities sold but not yet purchased are based on current market prices. Fair values of spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges. Certain liabilities arising from securities sold under agreements to repurchase, however, are treated as sales. The key distinction resulting in these agreements being accounted for as sales is a reduction in initial margins or a restriction in daily margin requirements in these agreements. The fair value of securities transferred under repurchase agreements accounted for as sales was $2.4 billion and $2.7 billion at September 30, 2011 and December 31, 2010, respectively.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

September 30, 2011 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$28	$7,526	$-	$-	$-	$7,554
Obligations of states, municipalities and Political subdivisions	1	38,481	908	-	-	39,390
Non-U.S. governments	702	18,947	5	-	-	19,654
Corporate debt	110	143,681	2,475	-	-	146,266
RMBS	-	22,150	10,408	-	-	32,558
CMBS	-	3,665	3,975	-	-	7,640
CDO/ABS	-	2,650	4,117	-	-	6,767

Total bonds available for sale	841	237,100	21,888	-	-	259,829

Bond trading securities:
U.S. government and government sponsored entities	162	7,395	-	-	-	7,557
Obligations of states, municipalities and Political subdivisions	-	257	-	-	-	257
Non-U.S. governments	-	36	-	-	-	36
Corporate debt	-	773	8	-	-	781
RMBS	-	1,383	332	-	-	1,715
CMBS	-	1,291	547	-	-	1,838
CDO/ABS	-	4,076	8,394	-	-	12,470

Total bond trading securities	162	15,211	9,281	-	-	24,654

Equity securities available for sale:
Common stock	2,966	6	56	-	-	3,028
Preferred stock	-	44	70	-	-	114
Mutual funds	56	11	-	-	-	67

Total equity securities available for sale	3,022	61	126	-	-	3,209

Equity securities trading	37	111	-	-	-	148
Mortgage and other loans receivable	-	104	-	-	-	104
Other invested assets(c)	11,670	1,777	7,184	-	-	20,631
Derivative assets:
Interest rate contracts	2	7,706	1,034	-	-	8,742
Foreign exchange contracts	-	165	-	-	-	165
Equity contracts	149	163	34	-	-	346
Commodity contracts	-	99	3	-	-	102
Credit contracts	-	-	91	-	-	91
Other contracts	35	472	284	-	-	791
Counterparty netting and cash collateral	-	-	-	(3,784)	(1,707)	(5,491)

Total derivative assets	186	8,605	1,446	(3,784)	(1,707)	4,746

Short-term investments(d)	1,484	6,052	-	-	-	7,536
Separate account assets	45,213	2,899	-	-	-	48,112

Total	$62,615	$271,920	$39,925	$(3,784)	$(1,707)	$368,969

Liabilities:
Policyholder contract deposits	$-	$-	$1,362	$-	$-	$1,362
Derivative liabilities:
Interest rate contracts	-	7,017	245	-	-	7,262
Foreign exchange contracts	-	189	-	-	-	189
Equity contracts	2	204	10	-	-	216
Commodity contracts	-	100	-	-	-	100
Credit contracts(e)	-	6	3,453	-	-	3,459
Other contracts	-	141	245	-	-	386
Counterparty netting and cash collateral	-	-	-	(3,784)	(2,762)	(6,546)

Total derivative liabilities	2	7,657	3,953	(3,784)	(2,762)	5,066

Other long-term debt	-	10,450	789	-	-	11,239
Other liabilities(f)	314	954	-	-	-	1,268

Total	$316	$19,061	$6,104	$(3,784)	$(2,762)	$18,935

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$142	$7,208	$-	$-	$-	$7,350
Obligations of states, municipalities and Political subdivisions	4	46,007	609	-	-	46,620
Non-U.S. governments	719	14,620	5	-	-	15,344
Corporate debt	8	124,088	2,262	-	-	126,358
RMBS	-	13,441	6,367	-	-	19,808
CMBS	-	2,807	3,604	-	-	6,411
CDO/ABS	-	2,170	4,241	-	-	6,411

Total bonds available for sale	873	210,341	17,088	-	-	228,302

Bond trading securities:
U.S. government and government sponsored entities	339	6,563	-	-	-	6,902
Obligations of states, municipalities and Political subdivisions	-	316	-	-	-	316
Non-U.S. governments	-	125	-	-	-	125
Corporate debt	-	912	-	-	-	912
RMBS	-	1,837	91	-	-	1,928
CMBS	-	1,572	506	-	-	2,078
CDO/ABS	-	4,490	9,431	-	-	13,921

Total bond trading securities	339	15,815	10,028	-	-	26,182

Equity securities available for sale:
Common stock	3,577	61	61	-	-	3,699
Preferred stock	-	423	64	-	-	487
Mutual funds	316	79	-	-	-	395

Total equity securities available for sale	3,893	563	125	-	-	4,581

Equity securities trading	6,545	106	1	-	-	6,652
Mortgage and other loans receivable	-	143	-	-	-	143
Other invested assets(c)	12,281	1,661	7,414	-	-	21,356
Derivative assets:
Interest rate contracts	1	13,146	1,057	-	-	14,204
Foreign exchange contracts	14	172	16	-	-	202
Equity contracts	61	233	65	-	-	359
Commodity contracts	-	69	23	-	-	92
Credit contracts	-	2	377	-	-	379
Other contracts	8	923	144	-	-	1,075
Counterparty netting and cash collateral	-	-	-	(6,298)	(4,096)	(10,394)

Total derivative assets	84	14,545	1,682	(6,298)	(4,096)	5,917

Short-term investments(d)	5,401	18,459	-	-	-	23,860
Separate account assets	51,607	2,825	-	-	-	54,432
Other assets	-	14	-	-	-	14

Total	$81,023	$264,472	$36,338	$(6,298)	$(4,096)	$371,439

Liabilities:
Policyholder contract deposits	$-	$-	$445	$-	$-	$445
Derivative liabilities:
Interest rate contracts	-	9,387	325	-	-	9,712
Foreign exchange contracts	14	324	-	-	-	338
Equity contracts	-	286	43	-	-	329
Commodity contracts	-	68	-	-	-	68
Credit contracts(e)	-	5	4,175	-	-	4,180
Other contracts	-	52	256	-	-	308
Counterparty netting and cash collateral	-	-	-	(6,298)	(2,902)	(9,200)

Total derivative liabilities	14	10,122	4,799	(6,298)	(2,902)	5,735

Other long-term debt	-	11,161	982	-	-	12,143
Other liabilities(f)	391	2,228	-	-	-	2,619

Total	$405	$23,511	$6,226	$(6,298)	$(2,902)	$20,942

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.
(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $2.0 billion and $101 million, respectively, at September 30, 2011 and $1.4 billion and $109 million, respectively, at December 31, 2010.
(c)
Included in Level 1 are $11.3 billion and $11.1 billion at September 30, 2011 and December 31, 2010, respectively, of AIA shares publicly traded on the Hong Kong Stock Exchange. Approximately 3 percent and 5 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at September 30, 2011 and December 31, 2010, respectively. AIG's ownership in these funds represented 57.8 percent, or $0.8 billion, of Level 3 assets at September 30, 2011 and 68.6 percent, or $1.3 billion, of Level 3 assets at December 31, 2010.
(d)
Included in Level 2 is the fair value of $0.3 billion and $1.6 billion at September 30, 2011 and December 31, 2010, respectively, of securities purchased under agreements to resell.
(e)
Included in Level 3 is the fair value derivative liability of $3.3 billion and $3.7 billion at September 30, 2011 and December 31, 2010, respectively, on the AIGFP super senior credit default swap portfolio.
(f)
Included in Level 2 is the fair value of $0.8 billion, $148 million and $7 million at September 30, 2011 of securities sold under agreements to repurchase, securities and spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, respectively. Included in Level 2 is the fair value of $2.1 billion, $94 million and $15 million at December 31, 2010 of securities sold under agreements to repurchase, securities and spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, respectively.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Transfers of Level 1 and Level 2 Assets and Liabilities

    AIG's policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. During the nine-month period ended September 30, 2011, AIG transferred certain assets from Level 1 to Level 2, including approximately $1.2 billion of investments in securities issued by the U.S. government that are no longer actively traded and approximately $528 million of investments in securities issued by Non-U.S. governments. AIG transferred approximately $1.1 billion of investments in securities issued by the U.S. government that are no longer actively traded and approximately $390 million of investments in securities issued by Non-U.S. governments from Level 1 to Level 2 during the three-month period ended September 30, 2011. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. AIG had no significant transfers from Level 2 to Level 1 during the three-and nine-month periods ended September 30, 2011.

Changes in Level 3 Recurring Fair Value Measurements

The following tables present changes during the three- and nine-month periods ended September 30, 2011 and 2010 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations during those periods related to the Level 3 assets and liabilities that remained in the Consolidated Balance Sheet at September 30, 2011 and 2010:

(in millions)	Fair value Beginning of Period(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended September 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$800	$1	$83	$74	$-	$(50)	$908	$-
Non-U.S. governments	5	-	(1)	1	-	-	5	-
Corporate debt	1,844	13	(21)	(56)	1,170	(475)	2,475	-
RMBS	10,692	(83)	29	(437)	254	(47)	10,408	-
CMBS	4,228	(46)	(293)	134	16	(64)	3,975	-
CDO/ABS	3,925	12	(131)	220	329	(238)	4,117	-

Total bonds available for sale	21,494	(103)	(334)	(64)	1,769	(874)	21,888	-

Bond trading securities:
Corporate debt	9	-	-	(1)	-	-	8	-
RMBS	170	(5)	(1)	168	-	-	332	(12)
CMBS	483	(31)	(4)	(16)	115	-	547	(37)
CDO/ABS	9,503	(993)	(9)	(131)	48	(24)	8,394	(916	)(a)

Total bond trading securities	10,165	(1,029)	(14)	20	163	(24)	9,281	(965)

Equity securities available for sale:
Common stock	59	9	(9)	(11)	10	(2)	56	-
Preferred stock	64	2	2	-	2	-	70	-

Total equity securities available for sale	123	11	(7)	(11)	12	(2)	126	-

Equity securities trading	1	(1)	-	-	-	-	-	(1)
Other invested assets	7,045	(27)	42	(54)	205	(27)	7,184	13

Total	$38,828	$(1,149)	$(313)	$(109)	$2,149	$(927)	$38,479	$(953)

Liabilities:
Policyholder contract deposits	$(406)	$(928)	$-	$(28)	$-	$-	$(1,362)	$950
Derivative liabilities, net:
Interest rate contracts	754	47	-	9	-	(21)	789	(1)
Foreign exchange contracts	4	1	-	(5)	-	-	-	(1)
Equity contracts	34	(10)	-	-	-	-	24	(7)
Commodity contracts	5	(1)	-	(1)	-	-	3	(1)
Credit contracts	(3,332)	(25)	-	(5)	-	-	(3,362)	(27)
Other contracts	(69)	32	(32)	9	-	99	39	(21)

Total derivative liabilities, net	(2,604)	44	(32)	7	-	78	(2,507)	(58)

Other long-term debt	(958)	183	-	(14)	-	-	(789)	167

Total	$(3,968)	$(701)	$(32)	$(35)	$-	$78	$(4,658)	$1,059

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Nine Months Ended September 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$609	$-	$110	$248	$17	$(76)	$908	$-
Non-U.S. governments	5	-	(1)	1	-	-	5	-
Corporate debt	2,262	10	1	216	1,703	(1,717)	2,475	-
RMBS	6,367	(85)	397	3,506	276	(53)	10,408	-
CMBS	3,604	(80)	262	206	69	(86)	3,975	-
CDO/ABS	4,241	44	181	(617)	775	(507)	4,117	-

Total bonds available for sale	17,088	(111)	950	3,560	2,840	(2,439)	21,888	-

Bond trading securities:
Corporate debt	-	-	-	(10)	18	-	8	-
RMBS	91	(5)	(8)	254	-	-	332	(15)
CMBS	506	35	(1)	(92)	276	(177)	547	31
CDO/ABS	9,431	(840)	-	(221)	48	(24)	8,394	(770	)(a)

Total bond trading securities	10,028	(810)	(9)	(69)	342	(201)	9,281	(754)

Equity securities available for sale:
Common stock	61	27	(5)	(38)	18	(7)	56	-
Preferred stock	64	(1)	3	-	4	-	70	-

Total equity securities available for sale	125	26	(2)	(38)	22	(7)	126	-

Equity securities trading	1	-	-	(1)	-	-	-	-
Other invested assets	7,414	9	511	(565)	250	(435)	7,184	142

Total	$34,656	$(886)	$1,450	$2,887	$3,454	$(3,082)	$38,479	$(612)

Liabilities:
Policyholder contract deposits	$(445)	$(882)	$-	$(35)	$-	$-	$(1,362)	$887
Derivative liabilities, net:
Interest rate contracts	732	69	-	9	-	(21)	789	(55)
Foreign exchange contracts	16	(11)	-	(5)	-	-	-	-
Equity contracts	22	(17)	-	38	(7)	(12)	24	(14)
Commodity contracts	23	1	-	(21)	-	-	3	(1)
Credit contracts	(3,798)	451	-	(15)	-	-	(3,362)	446
Other contracts	(112)	9	(58)	49	-	151	39	(87)

Total derivative liabilities, net	(3,117)	502	(58)	55	(7)	118	(2,507)	289

Other long-term debt	(982)	(28)	-	242	(21)	-	(789)	(31)

Total	$(4,544)	$(408)	$(58)	$262	$(28)	$118	$(4,658)	$1,145

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Net Transfers	Activity of Discontinued Operations	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended September 30, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,086	$(10)	$37	$(94)	$(131)	$-	$888	$-
Non-U.S. governments	42	-	3	4	1	-	50	-
Corporate debt	3,167	(23)	35	(58)	(117)	(116)	2,888	-
RMBS	7,114	(285)	609	(223)	828	(8)	8,035	-
CMBS	4,576	(185)	612	(153)	(391)	(918)	3,541	-
CDO/ABS	4,837	14	126	(354)	(449)	(211)	3,963	-

Total bonds available for sale	20,822	(489)	1,422	(878)	(259)	(1,253)	19,365	-

Bond trading securities:
U.S. government and government sponsored entities	-	-	-	-	-	-	-	-
Non-U.S. governments	7	-	-	16	(6)	-	17	-
Corporate debt	103	7	-	(4)	-	-	106	3
RMBS	5	(25)	-	-	118	-	98	(31)
CMBS	226	36	-	3	-	-	265	29
CDO/ABS	8,523	496	-	114	1	-	9,134	495 (a)

Total bond trading securities	8,864	514	-	129	113	-	9,620	496

Equity securities available for sale:
Common stock	32	(1)	9	7	7	1	55	-
Preferred stock	53	-	1	2	-	-	56	-
Mutual funds	20	-	1	(11)	(8)	-	2	-

Total equity securities available for sale	105	(1)	11	(2)	(1)	1	113	-

Equity securities trading	1	-	-	-	-	-	1	-
Other invested assets	6,780	77	114	(6)	1,390	(281)	8,074	(67)
Other assets	-	-	-	-	-	-	-	-
Separate account assets	1	-	-	-	(1)	-	-	-

Total	$36,573	$101	$1,547	$(757)	$1,242	$(1,533)	$37,173	$429

Liabilities:
Policyholder contract deposits	$(4,510)	$(60)	$-	$(193)	$-	$-	$(4,763)	$222
Derivative liabilities, net:
Interest rate contracts	151	(520)	1	903	98	-	633	185
Foreign exchange contracts	24	5	(2)	2	-	(16)	13	(4)
Equity contracts	-	34	-	(29)	-	-	5	1
Commodity contracts	17	5	-	(2)	-	-	20	(4)
Credit contracts	(4,583)	208	-	98	(1)	-	(4,278)	(237)
Other contracts	(107)	11	-	(16)	8	-	(104)	13

Total derivatives liabilities, net	(4,498)	(257)	(1)	956	105	(16)	(3,711)	(46)

Other long-term debt	(954)	(139)	-	68	21	-	(1,004)	177

Total	$(9,962)	$(456)	$(1)	$831	$126	$(16)	$(9,478)	$353

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(b)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Net Transfers	Activity of Discontinued Operations	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Nine Months Ended September 30, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$613	$(31)	$24	$64	$218	$-	$888	$-
Non-U.S. governments	753	-	3	28	6	(740)	50	-
Corporate debt	4,791	(33)	137	(293)	(1,505)	(209)	2,888	-
RMBS	6,654	(526)	1,601	(529)	878	(43)	8,035	-
CMBS	4,939	(767)	1,687	(307)	56	(2,067)	3,541	-
CDO/ABS	4,724	88	401	(514)	(343)	(393)	3,963	-

Total bonds available for sale	22,474	(1,269)	3,853	(1,551)	(690)	(3,452)	19,365	-

Bond trading securities:
U.S. government and government sponsored entities	16	-	-	-	-	(16)	-	-
Non-U.S. governments	56	-	-	(35)	2	(6)	17	-
Corporate debt	121	(9)	-	(4)	-	(2)	106	(8)
RMBS	4	(24)	-	-	118	-	98	(26)
CMBS	325	96	-	(92)	34	(98)	265	146
CDO/ABS	6,865	2,287	-	(22)	4	-	9,134	2,503 (a)

Total bond trading securities	7,387	2,350	-	(153)	158	(122)	9,620	2,615

Equity securities available for sale:
Common stock	35	(2)	10	2	10	-	55	-
Preferred stock	54	(5)	5	1	1	-	56	-
Mutual funds	6	-	-	(3)	(1)	-	2	-

Total equity securities available for sale	95	(7)	15	-	10	-	113	-

Equity securities trading	8	-	-	-	-	(7)	1	-
Other invested assets	6,910	62	493	(930)	1,721	(182)	8,074	(258)
Other assets	270	-	-	(270)	-	-	-	-
Separate account assets	1	-	-	-	-	(1)	-	-

Total	$37,145	$1,136	$4,361	$(2,904)	$1,199	$(3,764)	$37,173	$2,357

Liabilities:
Policyholder contract deposits	$(5,214)	$(684)	$-	$(461)	$-	$1,596	$(4,763)	$(378)
Derivative liabilities, net:
Interest rate contracts	(1,469)	13	-	1,098	991	-	633	236
Foreign exchange contracts	29	4	-	(1)	-	(19)	13	(7)
Equity contracts	74	(29)	-	(60)	20	-	5	2
Commodity contracts	22	-	-	(2)	-	-	20	-
Credit contracts	(4,545)	534	-	(265)	(2)	-	(4,278)	(740)
Other contracts	(176)	45	-	(3)	23	7	(104)	(12)

Total derivatives liabilities, net	(6,065)	567	-	767	1,032	(12)	(3,711)	(521)

Other long-term debt	(881)	(201)	-	690	(612)	-	(1,004)	235

Total	$(12,160)	$(318)	$-	$996	$420	$1,584	$(9,478)	$(664)

(a)
In 2011, AIG made revisions to the presentation to include income from ML III. The prior periods have been revised to conform to the current period presentation.

(b)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Operations as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Policyholder Benefits and Claims Incurred	Total

Three Months Ended September 30, 2011
Bonds available for sale	$193	$(300)	$4	$-	$(103)
Bond trading securities	(1,333)	4	300	-	(1,029)
Equity securities available for sale	-	11	-	-	11
Equity securities trading	(1)	-	-	-	(1)
Other invested assets	(13)	(29)	15	-	(27)
Policyholder contract deposits	-	(928)	-	-	(928)
Derivative liabilities, net	1	54	(11)	-	44
Other long-term debt	-	-	183	-	183

Three Months Ended September 30, 2010
Bonds available for sale	$90	$(583)	$4	$-	$(489)
Bond trading securities	449	-	65	-	514
Equity securities available for sale	-	(1)	-	-	(1)
Other invested assets	113	(9)	(27)	-	77
Policyholder contract deposits	-	81	22	(163)	(60)
Derivative liabilities, net	-	386	(643)	-	(257)
Other long-term debt	-	-	(139)	-	(139)

Nine Months Ended September 30, 2011
Bonds available for sale	$433	$(556)	$12	$-	$(111)
Bond trading securities	(828)	4	14	-	(810)
Equity securities available for sale	-	26	-	-	26
Equity securities trading	-	-	-	-	-
Other invested assets	31	(81)	59	-	9
Policyholder contract deposits	-	(882)	-	-	(882)
Derivative liabilities, net	2	7	493	-	502
Other long-term debt	-	-	(28)	-	(28)

Nine Months Ended September 30, 2010
Bonds available for sale	$242	$(1,524)	$13	$-	$(1,269)
Bond trading securities	1,806	-	544	-	2,350
Equity securities available for sale	-	(7)	-	-	(7)
Other invested assets	361	(257)	(42)	-	62
Policyholder contract deposits	-	(616)	62	(130)	(684)
Derivative liabilities, net	-	385	182	-	567
Other long-term debt	-	-	(201)	-	(201)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issuances and Settlements, Net*

Three Months Ended September 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$78	$-	$(4)	$74
Non-U.S. governments	-	-	1	1
Corporate debt	58	(27)	(87)	(56)
RMBS	(11)	-	(426)	(437)
CMBS	178	-	(44)	134
CDO/ABS	405	-	(185)	220

Total bonds available for sale	708	(27)	(745)	(64)

Bond trading securities:
Corporate debt	-	-	(1)	(1)
RMBS	197	-	(29)	168
CMBS	79	(90)	(5)	(16)
CDO/ABS	101	(93)	(139)	(131)

Total bond trading securities	377	(183)	(174)	20

Equity securities available for sale:
Common stock	-	(8)	(3)	(11)
Preferred stock	-	-	-	-

Total equity securities available for sale	-	(8)	(3)	(11)

Other invested assets	156	(59)	(151)	(54)

Total assets	$1,241	$(277)	$(1,073)	$(109)

Liabilities:
Policyholder contract deposits	$-	$(32)	$4	$(28)
Derivative liabilities, net:
Interest rate contracts	-	-	9	9
Foreign exchange contracts	-	-	(5)	(5)
Equity contracts	1	-	(1)	-
Commodity contracts	-	-	(1)	(1)
Credit contracts	-	-	(5)	(5)
Other contracts	-	-	9	9

Total derivative liabilities, net	1	-	6	7

Other long-term debt	-	-	(14)	(14)

Total liabilities	$1	$(32)	$(4)	$(35)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issuances and Settlements, Net*

Nine Months Ended September 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$254	$-	$(6)	$248
Non-U.S. governments	1	(1)	1	1
Corporate debt	478	(27)	(235)	216
RMBS	4,613	(22)	(1,085)	3,506
CMBS	419	(20)	(193)	206
CDO/ABS	666	-	(1,283)	(617)

Total bonds available for sale	6,431	(70)	(2,801)	3,560

Bond trading securities:
Corporate debt	-	-	(10)	(10)
RMBS	300	-	(46)	254
CMBS	139	(144)	(87)	(92)
CDO/ABS	245	(219)	(247)	(221)

Total bond trading securities	684	(363)	(390)	(69)

Equity securities available for sale:
Common stock	-	(31)	(7)	(38)
Preferred stock	-	-	-	-

Total equity securities available for sale	-	(31)	(7)	(38)

Equity securities trading	-	-	(1)	(1)
Other invested assets	506	(217)	(854)	(565)

Total assets	$7,621	$(681)	$(4,053)	$2,887

Liabilities:
Policyholder contract deposits	$-	$(51)	$16	$(35)
Derivative liabilities, net:
Interest rate contracts	-	-	9	9
Foreign exchange contracts	-	-	(5)	(5)
Equity contracts	40	-	(2)	38
Commodity contracts	-	-	(21)	(21)
Credit contracts	-	-	(15)	(15)
Other contracts	-	-	49	49

Total derivative liabilities, net	40	-	15	55

Other long-term debt	-	-	242	242

Total liabilities	$40	$(51)	$273	$262

*
There were no issuances during the three- and nine-month periods ended September 30, 2011.

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at September 30, 2011 and 2010 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

    AIG's policy is to transfer assets and liabilities into Level 3 when a significant input cannot be corroborated with market observable data. This may include circumstances in which market activity has dramatically decreased

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $16 million and $48 million of net gains related to assets and liabilities transferred into Level 3 during the three- and nine-month periods ended September 30, 2011, respectively, and includes $38 million and $50 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and nine-month periods ended September 30, 2011, respectively.

Transfers of Level 3 Assets

    During the three- and nine-month periods ended September 30, 2011, transfers into Level 3 included certain RMBS, CMBS, ABS, private placement corporate debt and certain investment partnerships. The transfers into Level 3 related to investments in certain RMBS, CMBS and certain ABS were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. Transfers into Level 3 for private placement corporate debt and certain other ABS were primarily the result of AIG adjusting matrix pricing information downward to better reflect the additional risk premium associated with those securities that AIG believes was not captured in the matrix. Certain investment partnerships were transferred into Level 3 due to these investments being carried at fair value and no longer being accounted for using the equity method of accounting, consistent with the changes to AIG's ownership and lack of ability to exercise significant influence over the respective investments. Other investment partnerships transferred into Level 3 represented interests in hedge funds carried at fair value with limited market activity due to fund-imposed redemption restrictions.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable or when a long-term interest rate significant to a valuation becomes short-term and thus observable. In addition, transfers out of Level 3 arise when investments are no longer carried at fair value as the result of a change in the applicable accounting methodology, given changes in the nature and extent of AIG's ownership interest. During the three-and nine-month periods ended September 30, 2011, transfers out of Level 3 primarily related to investments in private placement corporate debt, investments in certain CMBS, ABS and certain investment partnerships. Transfers out of Level 3 for private placement corporate debt and for ABS were primarily the result of AIG using observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for certain CMBS and ABS investments were primarily due to increased observations of market transactions and price information for those securities. Certain investment partnerships were transferred out of Level 3 due to these investments no longer being carried at fair value, based on AIG's use of the equity method of accounting consistent with the changes to AIG's ownership and ability to exercise significant influence over the respective investments.

Transfers of Level 3 Liabilities

    During the three- and nine-month periods ended September 30, 2011, there were no significant transfers into Level 3 liabilities. As AIG presents carrying values of its derivative positions on a net basis in the table above,

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

transfers out of Level 3 liabilities, which totaled approximately $99 million and $151 million for the three- and nine-month periods ended September 30, 2011, respectively, primarily related to certain derivative assets transferred into Level 3 because of the lack of observable inputs on certain forward commitments. Other transfers out of Level 3 liabilities were due to movement in market variables.

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

		September 30, 2011		December 31, 2010
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value		Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,399	$1,046	$3,137		$1,151
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies	190	60	172		67
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	490	105	325		42
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	223	64	258		67
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies	272	110	373		147

Total private equity funds		4,574	1,385	4,265		1,474

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	839	2	1,310		2
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	905	-	1,038		-
Relative value	Funds that seek to benefit from market inefficiencies and value discrepancies between related investments	115	-	230		-
Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	317	2	369		20
Other	Non-U.S. companies, futures and commodities, macro and multi-strategy and industry-focused strategies	703	-	708		-

Total hedge funds		2,879	4	3,655		22

Total		$7,453	$1,389	$7,920	*	$1,496

*
Includes investments of entities classified as held for sale of $415 million at December 31, 2010.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At September 30, 2011, private equity fund investments included above are not redeemable during the lives of the funds and have expected remaining lives that extend in some cases more than 10 years. At that date, 34 percent of the total above had expected remaining lives of less than three years, 52 percent between three and seven years and 14 percent between seven and 10 years. Expected lives are based upon legal maturity, which can be extended at the fund manager's discretion, typically in one-year increments.

    At September 30, 2011, hedge fund investments included above are redeemable monthly (12 percent), quarterly (53 percent), semi-annually (8 percent) and annually (27 percent), with redemption notices ranging from 1 day to 180 days. More than 78 percent require redemption notices of less than 90 days. Investments representing approximately 52 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions were put in place in 2008 and do not have stated end dates. The remaining restrictions, which have pre-defined end dates, are generally expected to be lifted by the end of 2012. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid. In order to treat investors fairly and to accommodate subsequent subscription and redemption requests, the fund manager isolates these illiquid assets from the rest of the fund until the assets become liquid.

Fair Value Measurements on a Non-Recurring Basis

    AIG also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity method investments, life settlement contracts, flight equipment primarily under operating leases, collateral securing foreclosed loans and real estate and other fixed assets, goodwill and other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

  •
  Cost and Equity Method Investments:  When AIG determines that the carrying value of these assets may not be recoverable, AIG records the assets at fair value with the loss recognized in earnings. In such cases, AIG measures the fair value of these assets using the techniques discussed above in Valuation Methodologies — Direct Private Equity Investments — Other Invested Assets and Valuation Methodologies — Hedge Funds, Private Equity Funds and Other Investment Partnerships — Other Invested Assets.

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

  •
  Flight Equipment Primarily Under Operating Leases:  AIG evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering applicable accounting requirements and performs this assessment at least annually for all aircraft in the fleet. When AIG determines that the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in earnings. The impairment assessment involves a two-step process in which an initial assessment for potential impairment is performed whenever events or changes in circumstances indicate an aircraft's carrying amount may not be recoverable. If potential impairment is present, undiscounted cash flows are compared to the carrying value and, if less, the amount of impairment is measured and recorded. AIG measures the fair value of its commercial aircraft using an income approach based on the present value of all cash flows from existing contractual and projected lease payments for the period extending to the end of the aircraft's economic life in its highest and best use configuration, plus its disposition value based on expectations of a market participant.

  •
  Collateral Securing Foreclosed Loans on Real Estate and Other Fixed Assets:  When AIG takes collateral in connection with foreclosed loans, AIG generally bases its estimate of fair value on the price that would be received in a current transaction to sell the asset by itself, by reference to observable transactions for similar assets.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table presents assets (held as of the dates presented, but excluding discontinued operations) measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

					Impairment Charges
	Assets at Fair Value
					Three Months Ended September 30,		Nine Months Ended September 30,
	Non-Recurring Basis
(in millions)	Level 1	Level 2	Level 3	Total	2011	2010	2011	2010

September 30, 2011
Investment real estate	$-	$-	$525	$525	$-	$21	$15	$551
Other investments	-	194	2,105	2,299	181	29	526	106
Aircraft*	-	-	1,501	1,501	1,518	465	1,676	872
Other assets	-	-	-	-	-	-	-	5

Total	$-	$194	$4,131	$4,325	$1,699	$515	$2,217	$1,534

December 31, 2010
Investment real estate	$-	$-	$1,588	$1,588
Other investments	-	4	2,388	2,392
Aircraft	-	-	4,224	4,224
Other assets	-	-	2	2

Total	$-	$4	$8,202	$8,206

*
Aircraft impairment charges include fair value adjustments on aircraft.

 Fair Value Option

    Under the fair value option, AIG may elect to measure at fair value financial assets and financial liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the gains or losses recorded related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Three Months Ended September 30,		Gain (Loss) Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Assets:
Mortgage and other loans receivable	$(3)	$28	$(2)	$65
Bonds and equity securities	(138)	1,644	1,299	2,248
Trading – ML II interest	(43)	156	32	436
Trading – ML III interest	(931)	301	(854)	1,410
Securities purchased under agreements to resell	-	18	-	14
Retained interest in AIA	(2,315)	-	268	-
Short-term investments and other invested assets and Other assets	12	4	40	(40)

Liabilities:
Policyholder contract deposits	-	(163)	-	(130)
Debt	(447)	(1,228)	(919)	(2,329)
Other liabilities	84	(1)	(91)	1

Total gain (loss)*	$(3,781)	$759	$(227)	$1,675

*
Excludes discontinued operations gains or losses on instruments that are required to be carried at fair value. For instruments required to be carried at fair value, AIG recognized losses of $102 million and gains of $2.1 billion for the three months ended September 30, 2011 and 2010, respectively, and gains of $819 million and $2.8 billion for the nine months ended September 30, 2011 and 2010, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected.

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

    During the three- and nine-month periods ended September 30, 2011, AIG recognized gains of $459 million and $475 million, respectively, and during the three- and nine-month periods ended September 30, 2010, AIG recognized losses of $342 million and $732 million, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	September 30, 2011			December 31, 2010
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$104	$161	$(57)	$143	$203	$(60)
Liabilities:
Long-term debt	$10,394	$7,988	$2,406	$10,778	$8,977	$1,801

    At September 30, 2011 and December 31, 2010, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the carrying value and estimated fair value of AIG's financial instruments not measured at fair value:

	September 30, 2011		December 31, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets:
Mortgage and other loans receivable	$19,175	$20,132	$20,094	$20,285
Other invested assets*	19,332	17,927	19,472	18,864
Short-term investments	21,562	21,562	19,878	19,878
Cash	1,542	1,542	1,558	1,558
Liabilities:
Policyholder contract deposits associated with investment-type contracts	117,302	123,150	102,585	112,710
Long-term debt (including Federal Reserve Bank of New York credit facility)	66,150	62,786	94,318	93,745

*
Excludes aircraft asset investments held by non-Aircraft Leasing subsidiaries.

 7. Investments

Securities Available for Sale

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

September 30, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$7,123	$434	$(3)	$7,554	$-
Obligations of states, municipalities and political subdivisions	36,921	2,558	(89)	39,390	(29)
Non-U.S. governments	18,969	761	(76)	19,654	-
Corporate debt	136,018	11,811	(1,563)	146,266	94
Mortgage-backed, asset-backed and collateralized:
RMBS	32,448	1,507	(1,397)	32,558	(625)
CMBS	8,168	458	(986)	7,640	(143)
CDO/ABS	6,743	498	(474)	6,767	54

Total mortgage-backed, asset-backed and collateralized	47,359	2,463	(2,857)	46,965	(714)

Total bonds available for sale(b)	246,390	18,027	(4,588)	259,829	(649)

Equity securities available for sale:
Common stock	1,652	1,444	(68)	3,028	-
Preferred stock	83	31	-	114	-
Mutual funds	55	12	-	67	-

Total equity securities available for sale	1,790	1,487	(68)	3,209	-

Total	$248,180	$19,514	$(4,656)	$263,038	$(649)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	14,780	639	(75)	15,344	(28)
Corporate debt	118,729	8,827	(1,198)	126,358	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)

Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Total(c)	$223,240	$14,782	$(5,139)	$232,883	$(761)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At September 30, 2011 and December 31, 2010, bonds available for sale held by AIG that were below investment grade or not rated totaled $20.9 billion and $18.6 billion, respectively.

(c)
Excludes $80.5 billion of available for sale securities at fair value from businesses held for sale. See Note 4 herein.

    During the third quarter of 2011, Chartis entered into financing transactions using municipal bonds to support statutory capital by generating taxable income. In these transactions, certain available for sale high grade municipal bonds were loaned to counterparties, primarily commercial banks and brokerage firms, who receive the tax-exempt income from the bonds. In return, the counterparties are required to pay Chartis an income stream equal to the bond coupon of the loaned securities, plus a fee. To secure their borrowing of the securities, counterparties are required to post liquid collateral (such as high quality fixed maturity securities and cash) equal to at least 102 percent of the fair value of the loaned securities to third-party custodians for Chartis' benefit in the event of default by the counterparties. The collateral is maintained in a third-party custody account and is trued-up daily based on daily fair value measurements from a third-party pricing source. Chartis is not permitted to sell, repledge or otherwise control the collateral unless an event of default occurs by the counterparties. At the termination of these transactions, Chartis and its counterparties are obligated to return the collateral maintained in the third-party custody account and the identical municipal bonds loaned, respectively. These transactions are accounted for as secured financing arrangements. Under these secured financing arrangements, securities available for sale with a fair value of $1.2 billion at September 30, 2011 were loaned to counterparties against collateral equal to at least 102 percent of the fair value of the loaned securities.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unrealized Losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	12 Months or Less		More than 12 Months		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

September 30, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$314	$3	$-	$-	$314	$3
Obligations of states, municipalities and political subdivisions	635	6	667	83	1,302	89
Non-U.S. governments	3,271	63	148	13	3,419	76
Corporate debt	21,465	888	5,182	675	26,647	1,563
RMBS	7,019	558	4,094	839	11,113	1,397
CMBS	2,060	275	1,627	711	3,687	986
CDO/ABS	1,052	49	1,672	425	2,724	474

Total bonds available for sale	35,816	1,842	13,390	2,746	49,206	4,588

Equity securities available for sale:
Common stock	483	68	-	-	483	68
Preferred stock	13	-	-	-	13	-
Mutual funds	-	-	-	-	-	-

Total equity securities available for sale	496	68	-	-	496	68

Total	$36,312	$1,910	$13,390	$2,746	$49,702	$4,656

December 31, 2010*
Bonds available for sale:
U.S. government and government sponsored entities	$2,142	$73	$-	$-	$2,142	$73
Obligations of states, municipalities and political subdivisions	9,300	296	646	106	9,946	402
Non-U.S. governments	1,427	34	335	41	1,762	75
Corporate debt	18,246	579	7,343	619	25,589	1,198
RMBS	4,461	105	6,178	1,448	10,639	1,553
CMBS	462	19	3,014	1,130	3,476	1,149
CDO/ABS	996	48	2,603	586	3,599	634

Total bonds available for sale	37,034	1,154	20,119	3,930	57,153	5,084

Equity securities available for sale:
Common stock	576	52	-	-	576	52
Preferred stock	11	1	-	-	11	1
Mutual funds	65	2	-	-	65	2

Total equity securities available for sale	652	55	-	-	652	55

Total	$37,686	$1,209	$20,119	$3,930	$57,805	$5,139

*
Excludes fixed maturity and equity securities of businesses held for sale. See Note 4 herein.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At September 30, 2011, AIG held 7,829 and 317 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,904 of individual securities were in a continuous unrealized loss position for longer than 12 months. AIG did not recognize the unrealized losses in earnings on these fixed maturity securities at September 30, 2011, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
September 30, 2011 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$10,270	$10,375	$2,224	$2,201
Due after one year through five years	57,234	59,506	11,774	11,321
Due after five years through ten years	67,695	72,002	12,548	11,950
Due after ten years	63,832	70,981	6,867	6,210
Mortgage-backed, asset-backed and collateralized	47,359	46,965	20,381	17,524

Total	$246,390	$259,829	$53,794	$49,206

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of AIG's available for sale securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$612	$11	$879	$46	$1,462	$104	$1,449	$143
Equity securities	30	10	184	43	178	18	477	73

Total	$642	$21	$1,063	$89	$1,640	$122	$1,926	$216

    For the three- and nine-month periods ended September 30, 2011, the aggregate fair value of available for sale securities sold was $9.0 billion and $33.1 billion, respectively, which resulted in net realized capital gains of $620 million and $1.5 billion, respectively.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Trading Securities

The following table presents the fair value of AIG's trading securities:

	September 30, 2011		December 31, 2010
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed Maturities:
U.S. government and government sponsored entities	$7,557	31%	$6,902	21%
Non-U.S. governments	36	-	125	1
Corporate debt	781	3	912	3
State, territories and political subdivisions	257	1	316	1
Mortgage-backed, asset-backed and collateralized:
RMBS	1,715	7	1,928	6
CMBS	1,838	7	2,078	6
CDO/ABS and other collateralized	5,704	23	6,331	19

Total mortgage-backed, asset-backed and collateralized	9,257	37	10,337	31
ML II	1,310	5	1,279	4
ML III	5,456	22	6,311	19

Total fixed maturities	24,654	99	26,182	80
Equity securities:
MetLife	-	-	6,494	20
All other	148	1	158	-

Total equity securities	148	1	6,652	20

Total	$24,802	100%	$32,834	100%

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Credit Impairments

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG(a):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Balance, beginning of period	$6,396	$8,007	$6,786	$7,803
Increases due to:
Credit impairments on new securities subject to impairment losses	169	142	254	432
Additional credit impairments on previously impaired securities	222	278	457	1,088
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(133)	(227)	(458)	(791)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	-	(493)	-	(498)
Accretion on securities previously impaired due to credit(b)	(148)	(83)	(355)	(269)
Hybrid securities with embedded credit derivatives reclassified to Bond trading securities	-	(748)	(179)	(748)
Other(c)	-	(181)	1	(322)

Balance, end of period	$6,506	$6,695	$6,506	$6,695

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

Purchased Credit Impaired (PCI) Securities

    Beginning in the second quarter of 2011, AIG purchased certain RMBS securities that had experienced deterioration in credit quality since their issuance. Management determined, based on its expectations as to the timing and amount of cash flows expected to be received, that it was probable at acquisition that AIG would not collect all contractually required payments, including both principal and interest and considering the effects of prepayments, for these PCI securities. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security was determined based on management's best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over their remaining lives on a level-yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. Over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change, as discussed further below.

    On a quarterly basis, the undiscounted expected future cash flows associated with PCI securities are re-evaluated based on updates to key assumptions. Changes to undiscounted expected future cash flows due solely to the changes in the contractual benchmark interest rates on variable rate PCI securities will change the accretable yield prospectively. Declines in undiscounted expected future cash flows due to further credit deterioration as well as changes in the expected timing of the cash flows can result in the recognition of an other-than-temporary impairment charge, as PCI securities are subject to AIG's policy for evaluating investments

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

for other-than-temporary impairment. Significant increases in undiscounted expected future cash flows for reasons other than interest rate changes are recognized prospectively as an adjustment to the accretable yield.

The following tables present information on AIG's PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$10,824
Cash flows expected to be collected*	8,250
Recorded investment in acquired securities	5,562

*
Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	September 30, 2011

Outstanding principal balance	$7,755
Amortized cost	5,233
Fair value	4,894

The following table presents activity for the accretable yield on PCI securities:

(in millions)

Three Months Ended September 30, 2011
Balance, June 30, 2011	$2,276
Newly purchased PCI securities	306
Accretion	(119)
Effect of changes in interest rate indices	(46)
Net reclassification from (to) non-accretable difference, including effects of prepayments	(93)

Balance, September 30, 2011	$2,324

Six Months Ended September 30, 2011
Balance, March 31, 2011	$-
Newly purchased PCI securities	2,688
Accretion	(194)
Effect of changes in interest rate indices	(54)
Net reclassification from (to) non-accretable difference, including effects of prepayments	(116)

Balance, September 30, 2011	$2,324

8. Lending Activities

The following table presents the composition of Mortgage and other loans receivable:

(in millions)	September 30, 2011	December 31, 2010

Commercial mortgages	$13,342	$13,571
Life insurance policy loans	3,064	3,133
Commercial loans, other loans and notes receivable	3,634	4,411

Total mortgage and other loans receivable	20,040	21,115
Allowance for losses	(761)	(878)

Mortgage and other loans receivable, net	$19,279	$20,237

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (24 percent and 11 percent, respectively, at September 30, 2011). Over 98 percent and 97 percent of the commercial mortgages were current as to payments of principal and interest at September 30, 2011 and December 31, 2010, respectively.

The following table presents the credit quality indicators for commercial mortgage loans:

September 30, 2011 (dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

Credit Quality Indicator:
In good standing	1,045	$1,793	$4,602	$2,267	$1,938	$894	$1,284	$12,778	96%
Restructured(a)	12	49	185	-	4	-	68	306	2
90 days or less delinquent	2	1	11	-	-	-	-	12	-
>90 days delinquent or in process of foreclosure	20	43	124	-	2	-	77	246	2

Total(b)	1,079	$1,886	$4,922	$2,267	$1,944	$894	$1,429	$13,342	100%

Valuation allowance		$40	$152	$29	$75	$16	$37	$349	3%

(a)
Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. See discussion of troubled debt restructurings below.

(b)
Does not reflect valuation allowances.

 Methodology used to estimate the allowance for credit losses

    For commercial mortgage loans, impaired value is based on the fair value of underlying collateral, which is determined based on the expected net future cash flows of the collateral, less estimated costs to sell. An allowance is typically established for the difference between the impaired value of the loan and its current carrying amount. Additional allowance amounts are established for incurred but not specifically identified impairments, based on the analysis of internal risk ratings and current loan values. Internal risk ratings are assigned based on the consideration of risk factors including debt service coverage, loan-to-value ratio or the ratio of the loan balance to the estimated value of the property, property occupancy, profile of the borrower and of the major property tenants, economic trends in the market where the property is located, and condition of the property. These factors and the resulting risk ratings also provide a basis for determining the level of monitoring performed at both the individual loan and the portfolio level. When all or a portion of a commercial mortgage loan is deemed uncollectible, the uncollectible portion of the carrying value of the loan is charged off against the allowance.

    A significant majority of commercial mortgage loans in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for AIG to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2011			2010
Nine Months Ended September 30, (in millions)
	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total

Allowance, beginning of year	$470	$408	$878	$432	$2,012	$2,444
Loans charged off	(40)	(46)	(86)	(210)	(103)	(313)
Recoveries of loans previously charged off	36	-	36	-	12	12

Net charge-offs	(4)	(46)	(50)	(210)	(91)	(301)
Provision for loan losses	(62)	50	(12)	278	39	317
Other	(55)	-	(55)	18	(48)	(30)
Reclassified to Assets of businesses held for sale	-	-	-	(106)	(1,421)	(1,527)

Allowance, end of period	$349 *	$412	$761	$412 *	$491	$903

*
Of the total, $105 million and $101 million relates to individually assessed credit losses on $570 million and $703 million of commercial mortgage loans as of September 30, 2011 and 2010, respectively

 Troubled Debt Restructurings

    AIG modifies loans to optimize their returns and improve their collectability, among other things. When such a modification is undertaken with a borrower that is experiencing financial difficulty and the modification involves AIG granting a concession to the troubled debtor, the modification is deemed to be a troubled debt restructuring (TDR). AIG assesses whether a borrower is experiencing financial difficulty based on a variety of factors, including the borrower's current default on any of its outstanding debt, the probability of a default on any of its debt in the foreseeable future without the modification, the insufficiency of the borrower's forecasted cash flows to service any of its outstanding debt (including both principal and interest), and the borrower's inability to access alternative third-party financing at an interest rate that would be reflective of current market conditions for a non-troubled debtor. Concessions granted may include extended maturity dates, interest rate changes, principal forgiveness, payment deferrals and easing of loan covenants.

    As of September 30, 2011, there were no significant loans held by AIG that had been modified in a TDR during 2011.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Exposure to Loss

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $0.4 billion and $1.0 billion at September 30, 2011 and December 31, 2010, respectively.

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

	VIE Assets*		VIE Liabilities		Off-Balance Sheet Exposure
(in billions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

AIA/ALICO SPVs	$14.3	$48.6	$0.2	$0.9	$-	$-
Real estate and investment funds	1.7	3.8	0.7	1.2	0.1	0.1
Commercial paper conduit	0.6	0.5	0.3	0.2	-	-
Affordable housing partnerships	2.6	2.9	0.4	0.4	-	-
Other	4.3	4.7	1.7	2.1	-	-
VIEs of businesses held for sale	-	0.4	-	-	-	-

Total	$23.5	$60.9	$3.3	$4.8	$0.1	$0.1

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

September 30, 2011
Real estate and investment funds	$20.7	$2.3	$0.3	$2.6
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane Interests	27.9	6.8	-	6.8
Other	1.6	-	-	-

Total	$50.8	$9.7	$0.3	$10.0

December 31, 2010
Real estate and investment funds	$18.5	$2.5	$0.3	$2.8
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane Interests	40.1	7.6	-	7.6
Other	1.6	0.1	0.5	0.6
VIEs of businesses held for sale	2.0	0.4	0.1	0.5

Total	$62.8	$11.2	$0.9	$12.1

Balance Sheet Classification

AIG's interests in the assets and liabilities of consolidated and unconsolidated VIEs were classified in the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Assets:
Available for sale securities	$0.5	$3.3	$-	$-
Trading securities	1.5	8.1	6.8	7.7
Mortgage and other loans receivable	0.9	0.7	-	-
Other invested assets	16.8	18.3	2.9	3.1
Other asset accounts	3.8	30.1	-	0.1
Assets held for sale	-	0.4	-	0.3

Total	$23.5	$60.9	$9.7	$11.2

Liabilities:
Other long-term debt	$2.0	$2.6	$-	$-
Other liability accounts	1.3	2.2	-	-

Total	$3.3	$4.8	$-	$-

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	September 30, 2011				December 31, 2010
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$-	$-	$511	$43	$1,471	$156	$626	$56
Derivatives not designated as hedging instruments:
Interest rate contracts(c)	74,079	8,742	78,232	7,219	150,966	14,048	118,783	9,657
Foreign exchange contracts	7,006	165	4,073	189	2,495	203	4,105	338
Equity contracts	4,473	346	1,100	216	5,002	358	1,559	329
Commodity contracts	961	102	758	100	944	92	768	67
Credit contracts	957	91	28,235	3,459	2,046	379	62,715	4,180
Other contracts(d)	25,352	791	18,751	1,748	27,333	1,075	16,297	753

Total derivatives not designated as hedging instruments	112,828	10,237	131,149	12,931	188,786	16,155	204,227	15,324

Total derivatives	$112,828	$10,237	$131,660	$12,974	$190,257	$16,311	$204,853	$15,380

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheet:

	September 30, 2011				December 31, 2010
	Derivative Assets		Derivative Liabilities(a)		Derivative Assets		Derivative Liabilities(b)
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

AIGFP derivatives	$90,573	$7,113	$98,978	$9,115	$168,033	$12,268	$173,226	$12,379
All other derivatives(c)	22,255	3,124	32,682	3,859	22,224	4,043	31,627	3,001

Total derivatives, gross	$112,828	10,237	$131,660	12,974	$190,257	16,311	$204,853	15,380

Counterparty netting(d)		(3,784)		(3,784)		(6,298)		(6,298)
Cash collateral(e)		(1,707)		(2,762)		(4,096)		(2,902)

Total derivatives, net		4,746		6,428		5,917		6,180

Less: Bifurcated embedded derivatives		-		1,362		-		445

Total derivatives on consolidated balance sheet		$4,746		$5,066		$5,917		$5,735

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

    AIG uses foreign currency denominated debt as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments related to the effective portion of the hedge in the foreign currency translation adjustment within Accumulated other comprehensive income. Simultaneously, the ineffective portion, if any, is recorded in earnings. If (i) the notional amount of the hedging debt matches the designated portion of the net investment and (ii) the hedging debt is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. For the three- and nine-month periods ended September 30, 2011, AIG

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

recognized losses of $1 million and $36 million, respectively, and for the three- and nine-month periods ended September 30, 2010, AIG recognized gains (losses) of $(37) million and $22 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive income related to the net investment hedge relationships.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Interest rate contracts(a)(b):
Gain (loss) recognized in earnings on derivatives	$-	$104	$(3)	$262
Gain (loss) recognized in earnings on hedged items(c)	39	(50)	127	(119)
Gain (loss) recognized in earnings for ineffective portion and amount excluded from effectiveness testing	-	9	(1)	39

(a)
Gains and losses recognized in earnings on derivatives for the effective portion and hedged items are recorded in Other income. Gains and losses recognized in earnings on derivatives for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital gains (losses) and Other income, respectively.

(b)
Includes $0 million and $8 million, respectively, for the three-month periods ended September 30, 2011 and 2010, and $(1) million and $32 million, respectively, for the nine-month periods ended September 30, 2011 and 2010 related to the ineffective portion. Includes $0 million and $0 million for the three-month periods ended September 30, 2011 and 2010 and $0 million and $7 million for the nine-month periods ended September 30, 2011 and 2010, for amounts excluded from effectiveness testing.

(c)
Includes $39 million and $45 million, respectively, for the three-month periods ended September 30, 2011 and 2010, and $125 million and $104 million, respectively, for the nine-month periods ended September 30, 2011 and 2010 representing the amortization of debt basis adjustment following the discontinuation of hedge accounting on certain positions.

 The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships in the Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Interest rate contracts(a):
Loss recognized in OCI on derivatives	$(2)	$(66)	$(5)	$(25)
Loss reclassified from Accumulated OCI into earnings(b)	(15)	(67)	(49)	(65)
Gain (loss) recognized in earnings on derivatives for ineffective portion	-	-	-	(6)

(a)
Gains and losses reclassified from Accumulated other comprehensive income are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital gains (losses).

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At September 30, 2011, $19 million of the deferred net gain in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Derivatives Not Designated as Hedging Instruments

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments in the Consolidated Statement of Operations:

	Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

By Derivative Type:
Interest rate contracts(a)	$523	$413	$270	$156
Foreign exchange contracts	84	(238)	80	(125)
Equity contracts	416	(170)	379	161
Commodity contracts	(1)	9	6	(2)
Credit contracts	(83)	213	218	662
Other contracts(b)	(741)	164	(741)	(430)

Total	$198	$391	$212	$422

By Classification:
Premiums	$29	$22	$80	$62
Net investment income	2	12	6	21
Net realized capital gains (losses)	(355)	723	(97)	(674)
Other income (losses)	522	(366)	223	1,013

Total	$198	$391	$212	$422

(a)
Includes cross currency swaps.

(b)
Includes embedded derivative gains (losses) of $(812) million and $61 million for the three months ended September 30, 2011 and 2010, respectively; and embedded derivative gains (losses) of $(807) million and $618 million, respectively, for the nine months ended September 30, 2011 and 2010, respectively.

 AIGFP Derivatives

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

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, AIGFP has entered into credit derivative transactions with respect to $221 million of securities to economically hedge its credit risk.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2011(a)	December 31, 2010(a)	September 30, 2011(b)(c)	December 31, 2010(b)(c)
(in millions)					2011(c)	2010(c)	2011(c)	2010(c)

Regulatory Capital:
Corporate loans	$2,275	$5,193	$-	$-	$-	$-	$-	$-
Prime residential mortgages(d)	4,355	31,613	-	(190)	-	45	6	71
Other	984	1,263	17	17	(10)	6	-	(1)

Total	7,614	38,069	17	(173)	(10)	51	6	70

Arbitrage:
Multi-sector CDOs(e)	5,667	6,689	3,106	3,484	47	117	230	516
Corporate debt/CLOs(f)	12,035	12,269	160	171	(33)	8	11	(82)

Total	17,702	18,958	3,266	3,655	14	125	241	434

Mezzanine tranches(d)(g)	726	2,823	(12)	198	(1)	(24)	(15)	(72)

Total	$26,042	$59,850	$3,271	$3,680	$3	$152	$232	$432

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of $25 million and $(34) million in the three-month periods ended September 30, 2011 and 2010, respectively, and $27 million and $(124) million in the nine-month periods ended September 30, 2011 and 2010, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

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

(e)
During the nine-month period ended September 30, 2011, AIGFP liquidated one multi-sector super senior CDS transaction with a net notional amount of $188 million. The primary underlying collateral components, which consisted of individual ABS CDS transactions, were sold in an auction to counterparties, including AIGFP, at their approximate fair value at the time of the liquidation. AIGFP was the winning bidder on approximately $107 million of individual ABS CDS transactions, which are reported in written single name credit default swaps as of September 30, 2011. As a result, a $121 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. During the nine-month period ended September 30, 2011, AIGFP also paid $27 million to its counterparties with respect to multi-sector CDOs. Upon payment, a $27 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $4.8 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2011 and December 31, 2010, respectively.

(f)
Corporate debt/CLOs include $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both September 30, 2011 and December 31, 2010.

(g)
Net of offsetting purchased CDS of $272 million and $1.4 billion in net notional amount at September 30, 2011 and December 31, 2010, respectively.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of September 30, 2011 was 1.0 years for the regulatory capital corporate loan portfolio, 0.5 years for the regulatory capital prime residential mortgage portfolio, 4.0 years for the regulatory capital other portfolio, 6.6 years for the multi-sector CDO arbitrage portfolio and 4.4 years for the corporate debt/CLO portfolio.

Regulatory Capital Portfolio

    The regulatory capital portfolio represents derivatives written for financial institutions in Europe, for the purpose of providing regulatory capital relief rather than for arbitrage purposes. In exchange for a periodic fee, the counterparties receive credit protection with respect to a portfolio of diversified loans they own, thus reducing their minimum capital requirements. These CDS transactions were structured with early termination rights for counterparties, allowing them to terminate these transactions at no cost to AIGFP at a certain period of time or upon a regulatory event such as certain changes to regulatory capital standards. During the nine-month period ended September 30, 2011, $26.0 billion in net notional amount was terminated or matured at no cost to AIGFP.

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

    The super senior tranches of these CDS transactions continue to be supported by high levels of subordination, which, in most instances, have increased since origination. The weighted average subordination supporting the prime residential mortgage and corporate loan referenced portfolios at September 30, 2011 were 35.53 percent and 27.11 percent, respectively. The highest realized losses to date in any single residential mortgage and corporate loan pool were 2.88 percent and 0.52 percent, respectively. Each of the corporate loan transactions consists of several hundred secured and unsecured loans diversified by industry and, in some instances, by country, and have per-issuer concentration limits. Both types of transactions generally allow some substitution and replenishment of loans, subject to defined constraints, as older loans mature or are prepaid. These replenishment rights generally expire within the first few years of the transaction, after which the proceeds of any prepaid or maturing loans are applied first to the super senior tranche (sequentially), thereby increasing the relative level of subordination supporting the balance of AIGFP's super senior CDS exposure.

    The regulatory benefit of these transactions for AIGFP's financial institution counterparties is generally derived from the capital regulations promulgated by the Basel Committee on Banking Supervision known as Basel I. In December 2010, the Basel Committee on Banking Supervision finalized a new framework for international capital and liquidity standards known as Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties from these transactions and thus may impact the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame. AIGFP continues to reassess the expected maturity of this portfolio. As of September 30, 2011, AIGFP estimated that the weighted average expected maturity of the portfolio was 0.99 years.

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

    The outstanding multi-sector CDO portfolio at September 30, 2011 was written on CDO transactions (including synthetic CDOs) that generally held a concentration of RMBS, CMBS and inner CDO securities. At September 30, 2011, approximately $2.8 billion net notional amount (fair value liability of $1.7 billion) of this portfolio was written on super senior multi-sector CDOs that contain some level of subprime RMBS collateral, with a concentration in the 2005 and earlier vintages of subprime RMBS. AIGFP's portfolio also included both high grade and mezzanine CDOs.

    The majority of multi-sector CDO CDS transactions require cash settlement and, other than for collateral posting, AIGFP is required to make a payment in connection with such transactions only if realized credit losses in respect of the underlying portfolio exceed AIGFP's attachment point. As of September 30, 2011, only one transaction, with a net notional amount of $366 million, has breached its attachment point. AIGFP has paid a total of $96 million on this transaction, of which $27 million was paid in 2011. In the remainder of the portfolio, AIGFP's payment obligations are triggered by the occurrence of a credit event under a single reference security, and performance is limited to a single payment by AIGFP in return for physical delivery by the counterparty of the reference security.

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

    Certain of the super senior credit default swaps provide the counterparties with an additional termination right if AIG's rating level falls to BBB or Baa2. At that level, counterparties to the CDS transactions with a net notional amount of $1.4 billion at September 30, 2011 have the right to terminate the transactions early. If counterparties exercise this right, the contracts provide for the counterparties to be compensated for the cost to replace the transactions, or an amount reasonably determined in good faith to estimate the losses the counterparties would incur as a result of the termination of the transactions.

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

    At September 30, 2011 and December 31, 2010, the amounts of collateral postings with respect to AIGFP's super senior credit default swap portfolio (prior to offsets for other transactions) were $3.2 billion and $3.8 billion, respectively.

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy allowing AIGFP to earn the net spread between CDS it wrote and ones it purchased. At September 30, 2011, the net notional amount of these written CDS contracts was $390 million, including ABS CDS transactions purchased by AIGFP from a liquidated multi-sector super senior CDS transaction. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $74 million in net notional amount. The net unhedged position of $316 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 19.36 years. At September 30, 2011, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $102 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    AIGFP wrote these CDS contracts under ISDA Master Agreements. The majority of these Master Agreements include CSAs that provide for collateral postings at various ratings and threshold levels. At September 30, 2011, AIGFP had posted $122 million of collateral under these contracts.

All Other Derivatives

    AIG's businesses other than AIGFP also use derivatives and other instruments as part of their financial risk management. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. The derivatives are effective economic hedges of the exposures that they are meant to offset.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Matched Investment Program Written Credit Default Swaps

    AIG's MIP operations, which are reported in AIG's Other operations category as part of the Direct Investment book, are currently in run-off. Through the MIP, AIG has entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. The portfolio of CDS contracts were single-name exposures and, at inception, were predominantly high-grade corporate credits.

    These contracts were written through AIG Markets, which then transacted directly with unaffiliated third parties under ISDA agreements. As of September 30, 2011, the notional amount of written CDS contracts was $1.2 billion with an average credit rating of BBB+. At that date, the average remaining maturity of the written CDS contracts was less than 1 year and the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS contracts was $18.6 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At September 30, 2011, less than $1 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, because of the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

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

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that were in a net liability position at September 30, 2011, was approximately $5.1 billion. The aggregate fair value of assets posted as collateral under these contracts at September 30, 2011, was $5.5 billion.

    AIG estimates that at September 30, 2011, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Services, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $290 million in additional collateral postings and termination payments and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $193 million in additional collateral postings and termination payments. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of September 30, 2011. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

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

    Effective July 1, 2010, AIG elected to account for its investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Other realized capital gains. Through June 30, 2010, these hybrid securities had been accounted for as available for sale securities, and had been subject to other-than-temporary impairment accounting as applicable.

    AIG's investments in these hybrid securities are reported as Bond trading securities in the Consolidated Balance Sheet. The fair value of these hybrid securities was $119 million at September 30, 2011. These securities have a current par amount of $489 million and have remaining stated maturity dates that extend to 2056.

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

    The National Association of Insurance Commissioners Market Analysis Working Group, led by the states of Ohio and Iowa, is conducting a multi-state examination of certain accident and health products issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union). The examination formally commenced in September 2010 after National Union, based on the identification of certain regulatory issues related to the conduct of its accident and health insurance business, including rate and form issues, producer licensing and appointment, and vendor management, requested that state regulators collectively conduct an examination of the regulatory issues in its business. In addition to Ohio and Iowa, the lead states in the multi-state examination are Minnesota, New Jersey and Pennsylvania, and currently a total of 38 states have agreed to participate in the examination. The examination is ongoing. An Interim Consent Order was entered into with Ohio on January 7, 2011, in which National Union agreed, on a nationwide basis, to cease marketing directly to individual bank customers accident/sickness policy forms that had been approved to be sold only as policies providing blanket coverage, and to certain related remediation and audit procedures. While AIG is in active discussions with the examiners regarding a regulatory settlement and corrective action plans to resolve the examination and regarding interim actions to correct and/or mitigate issues identified, AIG cannot predict what other regulatory action will result from resolving the multi-state examination. There can be no assurance that any regulatory action resulting from the market conduct issues identified will not have a material adverse effect on AIG's consolidated results of operations for an individual reporting period, the ongoing operations of the business being examined, or on similar business written by other AIG carriers. National Union and other AIG companies are also currently subject to civil litigation relating to the conduct of their accident and health business, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

AIG's Subprime Exposure, AIGFP Credit Default Swap Portfolio and Related Matters

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

    On May 19, 2009, lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG Common Stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to AIG's shelf registration statements. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG's quarterly and year-end filings, during conference calls, and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG Common Stock. The alleged false and misleading statements relate to, among other things, the Subprime Exposure Issues. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009,

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

defendants filed motions to dismiss the consolidated complaint, and on September 27, 2010 the Court denied the motions to dismiss.

    On November 24, 2010 and December 10, 2010, AIG and all other defendants filed answers to the consolidated complaint denying the material allegations therein and asserting their defenses.

    On April 1, 2011, the lead plaintiff in the Consolidated 2008 Securities Litigation filed a motion to certify a class of plaintiffs.

    As of October 31, 2011, plaintiffs have not specified an amount of alleged damages, discovery is ongoing and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

    ERISA Actions — Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. On March 19, 2009, the Court consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On June 26, 2009, lead plaintiffs' counsel filed a consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues. On September 18, 2009, defendants filed motions to dismiss the consolidated amended complaint.

    On March 31, 2011, the Court granted defendants' motions to dismiss with respect to one plan at issue, and denied defendants' motions to dismiss with respect to the other two plans at issue.

    On August 5, 2011, AIG and all other defendants filed answers to the consolidated complaint denying the material allegations therein and asserting their defenses.

    As of October 31, 2011, plaintiffs have not specified an amount of alleged damages, discovery has only recently commenced, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On March 30, 2010, the Court dismissed the action due to plaintiff's failure to make a pre-suit demand on AIG's Board of Directors. On March 17, 2011, the United States Court of Appeals for the Second Circuit (the Second Circuit) affirmed the Southern District of New York's dismissal of the Consolidated 2007 Derivative Litigation due to plaintiff's failure to make a pre-suit demand.

    On August 10, 2011 and August 15, 2011, the plaintiff that brought the Consolidated 2007 Derivative Litigation sent letters to AIG's Board of Directors (the Board) demanding that the Board cause AIG to pursue the claims asserted in the Consolidated 2007 Derivative Litigation. On September 13, 2011, the Board rejected the demand.

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

  •
  Delaware Court of Chancery.    On September 17, 2008, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery, naming as defendants certain directors and officers of AIG and its subsidiaries. On July 17, 2009 the case was stayed. On May 4, 2011, the parties filed a stipulation with the court agreeing to lift the stay, and granting plaintiff leave to file an amended complaint. On June 17, 2011, AIG filed a motion to dismiss the second amended complaint due to plaintiff's failure to make a pre-suit demand on the Board.

  •
  Superior Court for the State of California, Los Angeles County.    On November 20, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain directors and officers of AIG and its subsidiaries. On February 9, 2010, the case was stayed.

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

    As of October 31, 2011, plaintiff has not specified an amount of alleged damages and motions to dismiss are pending. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million, and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of October 31, 2011, the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim and no discovery has occurred. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Other Litigation Related to AIGFP

    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At September 30, 2011, the estimated present value of expected future cash flows discounted at LIBOR was $1.5 billion, which represents AIG's maximum contractual loss from the alleged termination of the contract. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in AIG losing its entitlement to all future payments under the swap agreement and result in a loss to AIG of the full value at which AIG is carrying the swap agreement.

    A determination that AIG triggered a "bankruptcy" event of default under the swap agreement could also, depending on the Court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities. During the third quarter of 2011, beneficiaries of certain previously repaid AIGFP guaranteed investment agreements brought an action against AIG Parent and AIGFP making "bankruptcy" event of default allegations similar to those made by Brookfield.

    On December 17, 2009 defendants filed a motion to dismiss. On September 28, 2010, the Court issued a decision granting defendants' motion in part and denying it in part, holding that the complaint: (i) failed to allege that an event of default had occurred based upon defendants' failure to pay or inability to pay debts as they became due; but, (ii) sufficiently alleged that an event of default had occurred based upon other sections of the swap agreement's "bankruptcy" default provision. On January 26, 2011, Brookfield filed an amended complaint that sought to reassert, on the basis of additional factual allegations, the claims that were dismissed from the initial complaint. On February 9, 2011, AIG filed a motion to dismiss the claim that Brookfield sought to reassert in its amended complaint. On August 1, 2011, AIG agreed to withdraw its motion to dismiss without prejudice in light of Brookfield's intent to file a second amended complaint, which Brookfield subsequently filed on September 15, 2011. On October 6, 2011, AIG informed the Court that, in light of the advanced stage of fact discovery in the case, it intends to defer seeking to dismiss Brookfield's claims until motions for summary judgment have been filed, when the discovery record can be considered. The deadline for AIG to answer the second amended complaint is November 8, 2011.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    On June 29, 2010, AIG brought a petition in the Supreme Court of the State of New York, seeking to enjoin the arbitration on the ground that AIG is not a party to the securities lending agency agreements with Claimants. On July 29, 2010, the parties agreed to resolve that petition by consolidating the arbitration commenced by Claimants with a separate arbitration, commenced by AIG on June 29, 2010, in which AIG is seeking damages of Euro 17.6 million ($23.6 million at the September 30, 2011 exchange rate) from Transatlantic for breach of a Master Separation Agreement among Transatlantic, AIG and one of its subsidiary companies.

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

    As of October 31, 2011, Transatlantic has increased its claimed damages to an amount of approximately $500 million. However, because of the stage of the proceeding, and the wide difference in damages sought by the parties, AIG is unable to reasonably estimate the possible loss, if any, arising from this arbitration.

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

    Defendants filed counterclaims against Fitzpatrick and a motion to dismiss. On September 28, 2010, the Court dismissed the Defendants' counterclaims, and denied Defendants' motion to dismiss. On March 14, 2011, both

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

plaintiffs and defendants filed motions for partial summary judgment. Those motions are still pending, and no trial date has been set.

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

    On October 14, 2011, the defendants filed motions to dismiss the amended complaint. The Relators have not specified in their amended complaint an amount of alleged damages. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    In addition to the escrowed funds, $800 million was deposited into, and subsequently disbursed by, a fund under the supervision of the SEC, to resolve claims asserted against AIG by investors, including the securities class action and shareholder lawsuits described below. Amounts held in escrow totaling approximately $597 million, including interest thereon (the Workers' Compensation Fund), are included in Other assets at September 30, 2011, and are specifically designated to satisfy liabilities related to workers' compensation premium reporting issues.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination. The regulatory settlement agreement, which has been agreed to by all 50 states and the District of Columbia, includes, among other terms, (i) AIG's payment of $100 million in regulatory fines and penalties; (ii) AIG's payment of $46.5 million in outstanding premium taxes; (iii) AIG's agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG's ongoing compliance with state regulations governing the setting of workers' compensation insurance premium rates and the reporting of workers' compensation premiums; and (iv) AIG's agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. The $146.5 million in fines, penalties and premium taxes have been funded out of the $597 million held in the Workers' Compensation Fund and placed into an escrow account pursuant to the terms of the regulatory settlement agreement. The regulatory settlement is contingent upon and will not become effective until, among other events: (i) a final, court-approved settlement is reached in all the lawsuits that comprise the Workers' Compensation Premium Reporting Litigation, discussed below, including the putative class action, except that such settlement need not resolve claims between AIG and the Liberty Mutual Group in order for the regulatory settlement to become effective and (ii) a settlement is reached and consummated between AIG and certain state insurance guaranty funds that may assert claims against AIG for underpayment of guaranty-fund assessments.

    AIG has established a reserve equal to the amounts payable under the proposed settlement.

Litigation Related to the Matters Underlying the 2006 Regulatory Settlements

    AIG and certain present and former directors and officers of AIG have been named in various actions related to the matters underlying the 2006 Regulatory Settlements. These actions are described below.

    The Consolidated 2004 Securities Litigation.    Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

International Group, Inc. Securities Litigation (the Consolidated 2004 Securities Litigation). Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the Consolidated 2004 Securities Litigation is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG's publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as C.V. Starr & Co., Inc. (Starr), Starr International Company, Inc. (SICO), General Reinsurance Corporation (General Re), and PwC, among others. The lead plaintiff alleges, among other things, that AIG: (i) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (ii) concealed that it used "income smoothing" products and other techniques to inflate its earnings; (iii) concealed that it marketed and sold "income smoothing" insurance products to other companies; and (iv) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that Maurice R. Greenberg, AIG's former Chief Executive Officer, manipulated AIG's stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 20(a) and Section 20A of the Exchange Act.
    In October 2009, the lead plaintiff advised the Court that it had entered into a settlement agreement with Greenberg, Howard I. Smith, AIG's former Chief Financial Officer, Christian M. Milton, Michael J. Castelli, SICO and Starr. At the lead plaintiff's request, the Court has entered an order dismissing all of the lead plaintiff's claims against these defendants "without prejudice" to any party. The settlement agreement between lead plaintiff and these defendants was filed with the Court on January 6, 2011.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On June 28, 2010, the Second Circuit granted AIG's petition seeking permission to file an interlocutory appeal of the class certification decision, and denied the petition by lead plaintiffs. On September 1, 2010, AIG and lead plaintiffs entered into a stipulation to withdraw AIG's interlocutory appeal without prejudice to reinstate the appeal in the future, which has been endorsed by the Second Circuit. On August 5, 2011, AIG and lead plaintiffs entered into a stipulation to extend the time by which the appeal must be reinstated, which has been endorsed by the Second Circuit.

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

    On July 20, 2010, at the joint request of AIG and lead plaintiffs, the District Court entered an order staying all deadlines in the case. On November 30, 2010, AIG and lead plaintiffs executed their agreement of settlement and compromise. On November 30, 2010, lead plaintiffs filed a motion for preliminary approval of the settlement with AIG. On May 27, 2011, AIG completed a registered public offering of 300 million shares of AIG Common Stock. The offering ensures that AIG's payment under the settlement will be in cash, not AIG Common Stock. On June 10, 2011, pursuant to the Court's direction, lead plaintiff filed amended shareholder notices reflecting the fact that AIG's payment would be in cash because of the completion of the public offering.

    On October 5, 2011, the District Court granted lead plaintiffs' motion for preliminary approval of the settlement between AIG and lead plaintiffs. Notices to class members of the settlement were mailed on October 14, 2011. Objections to the settlement and requests to be excluded from the settlement are due to the District Court by December 30, 2011. The District Court scheduled a hearing on January 31, 2012 to determine whether final approval of the settlement should be granted.

    As of September 30, 2011, AIG had accrued for the full amount of the Settlement.

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

American International Group, Inc.

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

    On October 1, 2010, defendants named in the Commercial Complaint filed motions to dismiss the remaining remanded claims in the District of New Jersey. On March 18, 2011, AIG and certain other defendants announced that they had entered into a memorandum of understanding (MOU) with class plaintiffs to settle the claims asserted against them in the Commercial Complaint. As of May 20, 2011, the parties to the MOU and certain other defendants entered into a Stipulation of Settlement. Under the terms of the settlement, it is anticipated that AIG will pay $6.75 million of a total aggregate settlement amount of approximately $37 million. The settlement is conditioned on final court approval. Plaintiffs' attorneys' fees and litigation expenses, and the aggregate costs of notice and claims administration in connection with the settlement, would be paid from the settlement fund.

    On June 20, 2011, the Court "administratively terminated" without prejudice the various Defendants' pending motions to dismiss the proposed class plaintiffs' operative pleading indicating that those motions may be re-filed after adjudication of all issues related to the proposed class settlement and subject to the approval of the Magistrate Judge. On June 27, 2011, the Court preliminarily approved the class settlement. On June 30, 2011, AIG placed its portion of the total settlement payment into escrow. If the settlement does not receive final court approval, those funds will revert to AIG. A final fairness hearing was held on September 14, 2011. The Court has not yet ruled on the motion for final approval of the class settlement.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Plaintiffs do not specify damages as to other claims against the insurer defendants in the complaint. The plaintiffs in Palm Tree have not yet sought certification of the class, as that case has been stayed by the District Court of New Jersey. Because discovery has not been completed and the District Court has not determined if a class action is appropriate or the size or scope of any class, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Palm Tree litigation. In another consolidated action, The Heritage Corp. of South Florida v. National Union Fire Ins. Co. (Heritage), an individual plaintiff alleges damages "in excess of $75,000." Because discovery has not been completed and a precise amount of damages has not been specified, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Heritage litigation. For the remaining consolidated actions, as of October 24, 2011, plaintiffs have not specified an amount of alleged damages arising from these actions. AIG is therefore unable to reasonably estimate the possible loss or range of losses, if any, arising from these matters.

    In June 2011, the Court ordered counsel for each of the tag-along actions in the Multi-District Litigation (including the following cases where AIG is a defendant: Avery Dennison Corp. v. Marsh & McLennan Companies,  Inc.; Henley Management Co. v. Marsh Inc.; Heritage; and Palm Tree) to submit a letter to the Court within 30 days of the date of that order that outlines the effect the current proposed class settlement will have on their respective cases if finalized in due course. In July 2011, several plaintiffs submitted letters to the Court. Defendants submitted an omnibus response to the Court on August 19, 2011.

    On October 17, 2011, the Court conducted a conference and subsequently ordered that discovery and motion practice may proceed in all tag-along actions. The parties were ordered to submit a proposed scheduling order for discovery and any additional motion practice to the Court by October 31, 2011.

    The AIG defendants have also sought to have state court actions making similar allegations stayed pending resolution of the Multi-District Litigation proceeding. These efforts have generally been successful, although four cases have proceeded; one each in Florida and New Jersey state courts that have settled, and one each in Texas and Kansas state courts have proceeded (although discovery is stayed in both actions). In the Texas action, plaintiff filed its Fourth Amended Petition on July 13, 2009 and on August 14, 2009, defendants filed renewed special exceptions. Plaintiff in the Texas action alleges a "maximum" of $125 million in total damages (after trebling). Because the Court has not rendered a decision on defendants' renewed special exceptions and discovery has not been completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Texas action. In the Kansas action, defendants are appealing to the Kansas Supreme Court the trial court's denial of defendants' motion to dismiss on statute of limitations grounds. In the Kansas action, the plaintiff alleges damages in an amount "greater than $75,000" for each of the three claims directed against AIG in the complaint. Because the Kansas Supreme Court has not decided the appeal of the trial court's denial of defendants' motion to dismiss, a precise amount of damages has not been specified and discovery has not been completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, from the Kansas action.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    On April 13, 2009, third-party defendant Liberty Mutual Group (Liberty Mutual) filed third-party counterclaims against AIG, certain of its subsidiaries, and former AIG executives. On August 23, 2009, the Court granted AIG's motion to dismiss the NCCI complaint for lack of standing. On September 25, 2009, AIG filed its First Amended Complaint, reasserting its RICO claims against certain insurance companies that both underreported their workers' compensation premium and served on the NWCRP Board, and repleading its fraud and other state law claims. Defendants filed a motion to dismiss the First Amended Complaint on October 30, 2009. On October 8, 2009, Liberty Mutual filed an amended counterclaim against AIG. The amended counterclaim is substantially similar to the complaint initially filed by NCCI, but also seeks damages related to non-NWCRP states, guaranty funds, and special assessments, in addition to asserting claims for other violations of state law. The amended counterclaim also removes as defendants the former AIG executives. On October 30, 2009, AIG filed a motion to dismiss the Liberty amended counterclaim.

    On April 1, 2009, Safeco Insurance Company of America (Safeco) and Ohio Casualty Insurance Company (Ohio Casualty) filed a complaint in the Northern District of Illinois, on behalf of a purported class of all NWCRP participant members, against AIG and certain of its subsidiaries with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint was styled as an "alternative complaint," should the Court grant AIG's motion to dismiss the NCCI lawsuit for lack of subject-matter jurisdiction. The allegations in the class action complaint are substantially similar to those filed by the NWCRP, but the complaint names former AIG executives as defendants and asserts a RICO claim against those executives. On August 28, 2009, the class action plaintiffs filed an amended complaint, removing the AIG executives as defendants. On October 30, 2009, AIG filed a motion to dismiss the amended complaint. On July 16, 2010, Safeco and Ohio Casualty filed their motion for class certification, which AIG opposed on October 8, 2010.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

If approved by the Court (and such approval becomes final), the settlement agreement will resolve and dismiss with prejudice all claims that have been made or that could have been made in the consolidated litigations pending in the Northern District of Illinois arising out of workers' compensation premium reporting, including the class action, other than claims that are brought by any class member that opts out of the settlement. On April 29, 2011, Liberty Mutual filed papers in opposition to preliminary approval of the proposed settlement and in opposition to certification of a settlement class, in which it alleged AIG's actual exposure, should the class action continue through judgment, to be in excess of $3 billion. AIG disputes and will defend against this allegation. The Court held a hearing on the motions for class certification and preliminary approval of the proposed class-action settlement on June 21 and July 25, 2011.

    On August 1, 2011, the Court issued an opinion and order granting the motion for class certification and preliminarily approving the proposed class-action settlement, subject to certain minor modifications that the Court noted the parties already had agreed to make. The opinion and order became effective upon the entry of a separate Findings and Order Preliminarily Certifying a Settlement Class and Preliminarily Approving Proposed Settlement on August 5, 2011. Liberty Mutual sought leave from the United States Court of Appeals for the Seventh Circuit to appeal the August 5, 2011 class certification decision, which was denied on August 19, 2011. Notice of the settlement was issued to the class members on August 19, 2011 advising that any class member wishing to opt out of or object to the class action-settlement was required to do so by October 3, 2011. RLI Insurance Company and its affiliates, which were to receive less than one thousand dollars under the proposed settlement, sent the only purported opt-out notice. Liberty Mutual, including its subsidiaries Safeco and Ohio Casualty, and the Kemper group of insurance companies, through their affiliate Lumbermens Mutual Casualty, were the only two objectors. AIG and the settling class plaintiffs filed responses to the objectors' submissions on October 28, 2011. A final fairness hearing is scheduled for November 29, 2011.

    The $450 million settlement amount was funded in part from the approximately $191.5 million remaining in the Workers' Compensation Fund, after the transfer of the $146.5 million in fines, penalties, and premium taxes discussed in the NAIC Examination of Workers' Compensation Premium Reporting matter above into an escrow account pursuant to the regulatory settlement agreement. In the event that the proposed class action settlement is not approved, the litigation will resume. AIG has an accrued liability equal to the amounts payable under the settlement.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    As of October 31, 2011, the parties have not completed class action discovery, general discovery has not commenced, and the court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

(b) Commitments

Flight Equipment

    At September 30, 2011, ILFC had committed to purchase 235 new aircraft and one used aircraft deliverable from 2011 through 2019, at an estimated aggregate purchase price of approximately $17.5 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

    During 2011, ILFC entered into a contract for the purchase of 100 A320neo family narrowbody aircraft from Airbus with deliveries beginning in 2015 and canceled its previous purchase commitment for ten A380s. ILFC also has the right to purchase an additional 50 Airbus A320neo family narrowbody aircraft. In addition, ILFC signed a purchase agreement for 33 737-800 aircraft from Boeing with deliveries beginning in 2012.

Other Commitments

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $3.1 billion at September 30, 2011.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at September 30, 2011 was $779 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of a scheduled payment to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

  •
  Indemnification for taxes incurred by ALICO as a result of the proposed elections under Section 338 of the Internal Revenue Code (the Code). Such elections have the effect of shifting the federal income tax liability on the sale from the seller to ALICO. On March 8, 2011, AIG paid MetLife approximately $300 million related to this indemnity.

    In connection with the above, at September 30, 2011, approximately $2.6 billion of proceeds from the ALICO Sale were on deposit in an escrow arrangement. The escrow arrangement consists of $3.0 billion of initial cash proceeds from the sale of MetLife securities received upon the completion of the ALICO Sale, less payments of approximately $300 million as described above, and approximately $97 million paid to MetLife from the escrow account during the third quarter of 2011 in connection with the indemnification for previously disclosed litigation relating to Italian internal fund suspensions. The amount required to be held in escrow declines to zero over a 30-month period ending in April 2013, with claims submitted related to the indemnifications reducing the amount that can be released to AIG. Escrow releases to AIG are generally required to be applied towards the reduction of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests. See Note 16 herein.

AIG Star and AIG Edison Sale

    Pursuant to the terms of the AIG Star and AIG Edison stock purchase agreement, AIG has agreed to provide Prudential Financial, Inc. with certain indemnities, the most significant of which is indemnification related to breaches of general representations and warranties that exceed 4.1 billion Yen ($53 million at the September 30, 2011 exchange rate), with a maximum payout of 102 billion Yen ($1.3 billion at the September 30, 2011 exchange rate). Except for certain specified representations and warranties that may have a longer survival period, the indemnification extends until November 1, 2012.

    For additional information on AIG's guarantees, see Notes 9, 10 and 15 herein.

12. Total Equity and Earnings (Loss) Per Share

Shares Outstanding

The following table presents a rollforward of outstanding shares:

	Preferred Stock
Nine Months Ended September 30, 2011					Common Stock	Treasury Stock
	AIG Series E	AIG Series F	AIG Series C	AIG Series G

Shares issued, beginning of year	400,000	300,000	100,000	-	147,124,067	6,660,908
Issuances	-	-	-	20,000	100,113,761	-
Settlement of equity unit stock purchase contracts	-	-	-	-	3,606,417	-
Shares exchanged	(400,000)	(300,000)	(100,000)	-	1,655,037,962	11,678
Shares cancelled	-	-	-	(20,000)	-	-

Shares issued, end of period	-	-	-	-	1,905,882,207	6,672,586

    See Note 1 herein for a discussion of the Recapitalization and the May 2011 Common Stock Offering and Sale.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity Units

    In January, March and June 2011, AIG remarketed the three series of debentures included in the Equity Units. AIG purchased and retired all of the Series B-1, B-2 and B-3 Debentures representing $2.2 billion in aggregate principal and as a result, no Series B-1, B-2 or B-3 Debentures remain outstanding.

    During the nine months ended September 30, 2011, AIG issued approximately 3.6 million shares of AIG Common Stock in connection with the settlement of the stock purchase contracts underlying its Equity Units in three tranches, the third of which was completed in the third quarter of 2011.

Accumulated Other Comprehensive Income

The following table presents a rollforward of Accumulated other comprehensive income:

Nine Months Ended September 30, 2011 (in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, beginning of year, net of tax	$(659)	$8,888	$298	$(34)	$(869)	$7,624

Unrealized appreciation of investments	271	1,278	-	-	-	1,549
Effect of unrealized investment appreciation on future policy benefits*	-	(1,665)	-	-	-	(1,665)
Net changes in foreign currency translation adjustments	-	-	(1,347)	-	-	(1,347)
Net gains on cash flow hedges	-	-	-	45	-	45
Net actuarial loss	-	-	-	-	(667)	(667)
Prior service credit	-	-	-	-	379	379
Deferred tax asset (liability)	(166)	(572)	341	(31)	98	(330)

Total other comprehensive income (loss)	105	(959)	(1,006)	14	(190)	(2,036)
Acquisition of noncontrolling interest	-	43	62	-	(17)	88
Noncontrolling interests	3	(160)	4	-	-	(153)

Balance, end of period, net of tax	$(557)	$8,132	$(650)	$(20)	$(1,076)	$5,829

*
Represents the pre-tax adjustment to Accumulated other comprehensive income as a consequence of the recognition of additional policyholder benefit reserves of approximately $1.6 billion and a related reduction of deferred acquisition costs (DAC) of approximately $110 million. The adjustment to policyholder benefit reserves assumes that the unrealized appreciation on available for sale securities is actually realized and that the proceeds are reinvested at lower yields.

 Noncontrolling interests

    In connection with the execution of its orderly asset disposition plan, as well as the repayment of the FRBNY Credit Facility, AIG transferred two of its wholly owned businesses, AIA and ALICO, to two newly created special purpose vehicles (SPVs) in exchange for all the common and preferred interests of those SPVs. On December 1, 2009, AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the FRBNY Credit Facility. As part of the closing of the Recapitalization, the remaining preferred interests, with an aggregate liquidation preference of approximately $20.3 billion at January 14, 2011, were purchased from the FRBNY by AIG and transferred to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock. Under the terms of the

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SPVs' limited liability company agreements, the SPVs generally may not distribute funds to AIG until the liquidation preferences and preferred returns on the preferred interests have been repaid in full and concurrent distributions have been made on certain participating returns attributable to the preferred interests.

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

    The rights originally held by the FRBNY through its ownership of the preferred interests are now held by the Department of the Treasury. In connection with the Recapitalization, AIG agreed to cause the proceeds of certain asset dispositions to be used to redeem the remaining preferred interests.

    As a result of the closing of the Recapitalization on January 14, 2011, the SPV Preferred Interests held by the Department of the Treasury are not considered permanent equity on AIG's Consolidated Balance Sheet, and were classified as redeemable non-controlling interests. As part of the Recapitalization, AIG used approximately $6.1 billion of the cash proceeds from the sale of ALICO to pay down a portion of the liquidation preference of the SPV Preferred Interests. The SPV Preferred Interests were further reduced by approximately $11.5 billion using proceeds from the sale of AIG Star, AIG Edison, Nan Shan, and MetLife securities received in the sale of ALICO. During the first quarter of 2011, the liquidation preference of the Preferred Interests in the ALICO SPV was paid in full.

The following table presents a rollforward of non-controlling interests:

	Redeemable Noncontrolling interests			Non-redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Held by FRBNY	Other	Total

Nine Months Ended September 30, 2011
Balance, beginning of year	$-	$434	$434	$26,358	$1,562	$27,920

Repurchase of SPV preferred interests in connection with Recapitalization	-	-	-	(26,432)	-	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	20,292	-	20,292	-	-	-
Repayment to Department of the Treasury	(11,453)	-	(11,453)	-	-	-
Net distributions	-	(16)	(16)	-	(34)	(34)
Consolidation (deconsolidation)	-	(309)	(309)	-	(123)	(123)
Acquisition of noncontrolling interest	-	-	-	-	(487)	(487)
Comprehensive income:
Net income (loss)	464	(4)	460	74	51	125
Accumulated other comprehensive loss, net of tax:
Unrealized losses on investments	-	-	-	-	(157)	(157)
Foreign currency translation adjustments	-	-	-	-	4	4

Total accumulated other comprehensive loss, net of tax	-	-	-	-	(153)	(153)

Total comprehensive income (loss)	464	(4)	460	74	(102)	(28)

Other	-	-	-	-	(45)	(45)

Balance, end of period	$9,303	$105	$9,408	$-	$771	$771

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Redeemable Noncontrolling interests			Non-redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Held by FRBNY	Other	Total

Nine Months Ended September 30, 2010
Balance, beginning of year	$-	$959	$959	$24,540	$3,712	$28,252

Net contributions	-	305	305	-	74	74
Consolidation (deconsolidation)	-	727	727	-	(2,261)	(2,261)
Comprehensive income:
Net income	-	90	90	1,415	188	1,603
Accumulated other comprehensive income, net of tax:
Unrealized gains on investments	-	10	10	-	104	104
Foreign currency translation adjustments	-	(5)	(5)	-	(2)	(2)

Total accumulated other comprehensive income, net of tax	-	5	5	-	102	102

Total comprehensive income	-	95	95	1,415	290	1,705

Other	-	(59)	(59)	-	101	101

Balance, end of period	$-	$2,027	$2,027	$25,955	$1,916	$27,871

Earnings (Loss) Per Share (EPS)

    Basic and diluted earnings (loss) per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted earnings per share is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits. Basic earnings (loss) per share was not affected by outstanding stock purchase contracts. Diluted earnings per share is determined considering the potential dilution from outstanding stock purchase contracts using the treasury stock method and was not affected by the previously outstanding stock purchase contracts because they were not dilutive.

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

    AIG applied the two-class method due to the participation rights of the Series C Preferred Stock through January 14, 2011. However, application of the two-class method had no effect on earnings per share for the nine months ended September 30, 2011 because AIG recognized a net loss attributable to AIG common shareholders from continuing operations, which is not applicable to participating stock for EPS, for the nine months ended September 30, 2011. Subsequent to January 14, 2011, AIG did not have any outstanding participating securities that subjected AIG to the two-class method.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table presents the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2011	2010	2011	2010

Numerator for EPS:
Income (loss) from continuing operations	$(3,724)	$(180)	$(2,810)	$2,404
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	145	388	538	1,415
Other	19	104	28	243

Total net income from continuing operations attributable to noncontrolling interests	164	492	566	1,658

Net income (loss) attributable to AIG from continuing operations	(3,888)	(672)	(3,376)	746

Income (loss) from discontinued operations	$(221)	$(1,833)	$1,395	$(4,101)
Net income from discontinued operations attributable to noncontrolling interests	-	12	19	35

Net income (loss) attributable to AIG from discontinued operations	(221)	(1,845)	1,376	(4,136)

Deemed dividends	-	-	(812)	-
(Income) loss allocated to the Series C Preferred Stock – continuing operations	-	-	-	(595)

Net income (loss) attributable to AIG common shareholders from continuing operations, applicable to common stock for EPS	(3,888)	(672)	(4,188)	151

(Income) loss allocated to the Series C Preferred Stock – discontinued operations	-	-	-	3,299

Net income (loss) attributable to AIG common shareholders from discontinued operations, applicable to common stock for EPS	$(221)	$(1,845)	$1,376	$(837)

Denominator for EPS:
Weighted average shares outstanding – basic	1,899,500,628	135,879,125	1,765,905,779	135,788,053
Dilutive shares	-	-	-	67,275

Weighted average shares outstanding – diluted*	1,899,500,628	135,879,125	1,765,905,779	135,855,328

EPS attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$(2.05)	$(4.95)	$(2.37)	$1.11
Income (loss) from discontinued operations	$(0.11)	$(13.58)	$0.78	$(6.16)
Diluted:
Income (loss) from continuing operations	$(2.05)	$(4.95)	$(2.37)	$1.11
Income (loss) from discontinued operations	$(0.11)	$(13.58)	$0.78	$(6.16)

*
Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the warrant issued to the Department of the Treasury on April 17, 2009 to purchase up to 150 shares of AIG Common Stock (Series F Warrant). The number of shares excluded from diluted shares outstanding were 79 million and 75 million for the three- and nine-month periods ended September 30, 2011 and 12 million for the three- and nine-month periods ended September 30, 2010, respectively, because the effect would have been anti-dilutive. Shares excluded for the three- and nine-month periods ended September 30, 2011 include 75 million and 70 million shares, respectively, representing the weighted average number of warrants to purchase AIG Common Stock that were issued to shareholders on January 19, 2011.

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

13. Employee Benefits

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Total	Non-U.S. Plans	U.S. Plans	Total

Three Months Ended September 30, 2011
Components of net periodic benefit cost:
Service cost	$14	$40	$54	$1	$3	$4
Interest cost	9	54	63	1	3	4
Expected return on assets	(6)	(64)	(70)	-	-	-
Amortization of prior service credit	(1)	-	(1)	-	-	-
Amortization of net loss	3	9	12	-	-	-
Other	6	-	6	-	-	-

Net periodic benefit cost	$25	$39	$64	$2	$6	$8

Amount associated with discontinued operations	$2	$-	$2	$1	$-	$1

Three Months Ended September 30, 2010
Components of net periodic benefit cost:
Service cost	$38	$35	$73	$2	$2	$4
Interest cost	15	54	69	1	4	5
Expected return on assets	(9)	(64)	(73)	-	-	-
Amortization of prior service credit	(2)	-	(2)	-	-	-
Amortization of net loss	11	11	22	-	-	-
Other	1	-	1	-	-	-

Net periodic benefit cost	$54	$36	90	$3	$6	$9

Amount associated with discontinued operations	$32	$3	35	$1	$-	$1

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Pension			Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Total	Non-U.S. Plans	U.S. Plans	Total

Nine Months Ended September 30, 2011
Components of net periodic benefit cost:
Service cost	$52	$114	$166	$3	$7	$10
Interest cost	28	158	186	2	10	12
Expected return on assets	(19)	(190)	(209)	-	-	-
Amortization of prior service (credit) cost	(3)	1	(2)	-	1	1
Amortization of net loss	12	30	42	-	-	-
Other	6	-	6	-	-	-

Net periodic benefit cost	$76	$113	$189	$5	$18	$23

Amount associated with discontinued operations	$13	$-	$13	$2	$-	$2

Nine Months Ended September 30, 2010
Components of net periodic benefit cost:
Service cost	$101	$106	$207	$6	$6	$12
Interest cost	44	162	206	3	12	15
Expected return on assets	(23)	(192)	(215)	-	-	-
Amortization of prior service (credit) cost	(7)	1	(6)	-	-	-
Amortization of net loss	34	35	69	-	-	-
Other	2	-	2	-	-	-

Net periodic benefit cost	$151	$112	263	$9	$18	$27

Amount associated with discontinued operations	$96	$8	104	$2	$1	$3

Impact of AIG Star, AIG Edison and Nan Shan Divestitures

    At December 31, 2010, AIG's projected benefit obligation and fair value of plan assets for its non-U.S. pension and postretirement plans were $2.0 billion and $954 million, respectively. These amounts have been reduced by approximately $804 million and $279 million for pension plans related to AIG Star and AIG Edison, respectively, which were assumed by the purchaser on February 1, 2011. In addition, the totals at December 31, 2010 were further reduced by approximately $103 million and $14 million for plans related to Nan Shan, which were assumed by the purchaser on August 18, 2011.

    At December 31, 2010, AIG estimated its 2011 annual pension expense and contributions would be $282 million and $144 million, respectively. Included in those totals were $58 million of pension expense and $56 million of contributions for AIG Star, AIG Edison and Nan Shan.

    For the nine-month period ended September 30, 2011, AIG contributed $88 million to its U.S. and non-U.S. pension plans and estimates it will contribute an additional $10 million for the remainder of 2011. These estimates are subject to change because contribution decisions are affected by various factors, including AIG's liquidity, market performance and management discretion.

Remeasurement of U.S. Pension and Postretirement Medical Plans

    In the third quarter of 2011, AIG announced that, effective April 1, 2012, the AIG Retirement and AIG Excess Plans would be converted to cash balance plans and the retiree medical employer subsidy for the AIG Postretirement Plan would be eliminated for certain employees. The affected plans were remeasured as of September 30, 2011, based on current assumptions, to determine the effect of these plan amendments. The remeasurement resulted in a net decrease to accumulated other comprehensive income of $590 million (pre-tax), primarily due to a decrease in the discount rate for the AIG Retirement Plan. The discount rate, which is derived

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

from the unadjusted Citigroup Pension Discount Curve, declined from 5.5 percent at December 31, 2010 to 4.5 percent at September 30, 2011.

14. Income Taxes

Interim Tax Calculation Method

    In the first quarter of 2011, AIG began using the estimated annual effective tax rate method in computing its interim tax provisions. The recent stabilization of operations and expected financial results allow AIG to estimate the annual effective tax rate to be applied to year-to-date income.

    From the third quarter of 2008 through December 31, 2010, the discrete-period method was used to compute the interim tax provisions due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income.

    The estimated annual effective tax rates for the three- and nine-month periods ended September 30, 2011 exclude the tax effects of current year losses of the U.S. consolidated income tax group and, in Japan, Fuji. The related tax benefit with respect to these jurisdictions is currently projected to be offset by an increase in the valuation allowance prior to intraperiod tax allocation.

    Certain items, including losses in jurisdictions where no corresponding tax benefit is available, and those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three- and nine-month periods ended September 30, 2011, the tax effects related to the U.S. consolidated income tax group and Fuji, foreign realized capital gains and losses, and divestiture gains or losses were treated as discrete items.

Interim Tax Expense (Benefit)

    For the three- and nine-month periods ended September 30, 2011, the effective tax rates on pretax loss from continuing operations were 14.5 and 28.5 percent, respectively. The tax benefit was primarily due to a decrease in the valuation allowance attributable to the anticipated inclusion of ALICO SPV within the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and effective settlements of certain uncertain tax positions, partially offset by an increase in the valuation allowance attributable to continuing operations.

    For the nine-month period ended September 30, 2011, AIG recorded an increase in the U.S. consolidated income tax group valuation allowance of $1.2 billion. The entire $1.2 billion increase in the valuation allowance was allocated to continuing operations. This allocation was based on the primacy of continuing operations, which requires a net increase in valuation allowance to be attributed to continuing operations to the extent of the related deferred tax benefit attributable to continuing operations. The amount allocated to continuing operations also included the decrease to the valuation allowance attributable to the anticipated inclusion of ALICO SPV within the U.S. consolidated income tax group.

    For the three- and nine-month periods ended September 30, 2010, the effective tax rates on pre-tax income from continuing operations were 158.8 percent and 30.3 percent, respectively. The effective tax rate for the three-month period ended September 30, 2010 attributable to continuing operations was primarily related to the effect of foreign operations, nondeductible losses, realized gains resulting from transfers of subsidiaries, and uncertain tax positions, partially offset by a net reduction of the valuation allowance and by the tax benefit associated with tax exempt interest. The effective tax rate for the nine-month period ended September 30, 2010 attributable to continuing operations was primarily related to the effect of foreign operations, nondeductible losses and realized gains resulting from transfers of subsidiaries, partially offset by the bargain purchase gain associated with the acquisition of Fuji, the tax benefits associated with tax exempt interest income, and a reduction in the valuation allowance.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    AIG has had several favorable developments, including the completion of the Recapitalization in January 2011, the wind-down of AIGFP's portfolios, the sale of certain businesses, and its emergence from cumulative losses in recent years. AIG's U.S. consolidated income tax group, however, still needs to demonstrate sustainable operating profit. Based on the results of the third quarter of 2011, AIG's level of profitability in the fourth quarter of 2011 will be very important in demonstrating sustainable operating profit. AIG's ability to demonstrate sustainable operating profit, together with the recent emergence from cumulative losses as well as projections of sufficient future taxable income, would represent significant positive evidence. Depending on AIG's level of profitability and the characteristics of the deferred tax assets, it is possible that the valuation allowance could be released in large part in the fourth quarter of 2011, which would materially and favorably affect Net income and shareholders' equity in that period. At December 31, 2010, the valuation allowance for AIG's U.S. consolidated income tax group was $23.8 billion.

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

Accounting for Uncertainty in Income Taxes

    At September 30, 2011 and December 31, 2010, AIG's unrecognized tax benefits, excluding interest and penalties, were $4.5 billion and $5.3 billion, respectively. At September 30, 2011 and December 31, 2010, AIG's unrecognized tax benefits were $825 million and $1.7 billion, respectively, related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at September 30, 2011 and December 31, 2010, the amounts of unrecognized tax

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

benefits that, if recognized, would favorably affect the effective tax rate were $3.7 billion and $3.6 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At September 30, 2011 and December 31, 2010, AIG accrued $857 million and $952 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the nine-month periods ended September 30, 2011 and 2010, AIG recognized $(58) million and $74 million, respectively, of income tax expense (benefit) for interest (net of the federal benefit) and penalties.

    Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

15. Information Provided in Connection With Outstanding Debt

    The following condensed consolidating financial statements reflect the results of SunAmerica Financial Group, Inc. (SAFG, Inc.) formerly known as AIG Life Holdings (U.S.), Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of SAFG, Inc.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Balance Sheet

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

September 30, 2011
Assets:
Short-term investments	$17,261	$-	$17,142	$(5,305)	$29,098
Other investments(a)	6,597	-	480,385	(102,974)	384,008

Total investments	23,858	-	497,527	(108,279)	413,106
Cash	165	-	1,377	-	1,542
Loans to subsidiaries(b)	39,620	-	(39,620)	-	-
Debt issuance costs	166	-	290	-	456
Investment in consolidated subsidiaries(b)	82,863	33,465	(2,652)	(113,676)	-
Other assets, including current and deferred income taxes	6,261	2,700	122,326	(2,134)	129,153

Total assets	$152,933	$36,165	$579,248	$(224,089)	$544,257

Liabilities:
Insurance liabilities	$-	$-	$286,242	$(299)	$285,943
Other long-term debt	38,358	1,638	138,725	(101,332)	77,389
Other liabilities, including intercompany balances(a)(c)	15,437	3,381	75,219	(9,322)	84,715
Loans from subsidiaries(b)	13,107	291	(13,398)	-	-

Total liabilities	66,902	5,310	486,788	(110,953)	448,047

Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	-	-	-	9,303	9,303
Other	-	-	29	76	105

Total redeemable noncontrolling interests	-	-	29	9,379	9,408

Total AIG shareholders' equity	86,031	30,855	91,132	(121,987)	86,031
Other noncontrolling interests	-	-	1,299	(528)	771

Total equity	86,031	30,855	92,431	(122,515)	86,802

Total liabilities and equity	$152,933	$36,165	$579,248	$(224,089)	$544,257

December 31, 2010
Assets:
Short-term investments	$5,602	$-	$39,907	$(1,771)	$43,738
Other investments(a)	5,852	-	486,494	(125,672)	366,674

Total investments	11,454	-	526,401	(127,443)	410,412
Cash	49	-	1,509	-	1,558
Loans to subsidiaries(b)	61,630	-	(61,630)	-	-
Debt issuance costs, including prepaid commitment asset of $3,628	3,838	-	241	-	4,079
Investment in consolidated subsidiaries(b)	93,511	33,354	(6,788)	(120,077)	-
Other assets, including current and deferred income taxes	7,852	2,717	150,157	(785)	159,941
Assets held for sale	-	-	107,453	-	107,453

Total assets	$178,334	$36,071	$717,343	$(248,305)	$683,443

Liabilities:
Insurance liabilities	$-	$-	$274,590	$(237)	$274,353
Federal Reserve Bank of New York credit facility	20,985	-	-	-	20,985
Other long-term debt	40,443	1,637	167,532	(124,136)	85,476
Other liabilities, including intercompany balances(a)(c)	31,586	4,414	59,354	(3,710)	91,644
Loans from subsidiaries(b)	1	379	(380)	-	-
Liabilities held for sale	-	-	97,300	12	97,312

Total liabilities	93,015	6,430	598,396	(128,071)	569,770

Redeemable noncontrolling nonvoting, callable, junior preferred interests	-	-	207	227	434
Total AIG shareholders' equity	85,319	29,641	117,641	(147,282)	85,319
Noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-	26,358	26,358
Other	-	-	1,099	463	1,562

Total noncontrolling interests	-	-	1,099	26,821	27,920

Total equity	85,319	29,641	118,740	(120,461)	113,239

Total liabilities and equity	$178,334	$36,071	$717,343	$(248,305)	$683,443

(a)
Includes intercompany derivative asset positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For September 30, 2011 and December 31, 2010, includes intercompany tax payable of $9.9 billion and $28.1 billion, respectively, and intercompany derivative liabilities of $586 million and $150 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $108 million and $152 million, respectively, for SAFG, Inc.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended September 30, 2011
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(3,436)	$(392)	$-	$3,828	$-
Dividend income from consolidated subsidiaries(a)	775	-	-	(775)	-
Change in fair value of ML III	(484)	-	(447)	-	(931)
Other revenue(b)	406	831	12,410	-	13,647

Total revenues	(2,739)	439	11,963	3,053	12,716

Expenses:
Other interest expense	712	64	169	-	945
Other expense	230	-	15,899	-	16,129

Total expenses	942	64	16,068	-	17,074

Income (loss) from continuing operations before income tax expense (benefit)	(3,681)	375	(4,105)	3,053	(4,358)
Income tax expense (benefit)(c)	223	(21)	(836)	-	(634)

Income (loss) from continuing operations	(3,904)	396	(3,269)	3,053	(3,724)
Loss from discontinued operations	(205)	-	(16)	-	(221)

Net income (loss)	(4,109)	396	(3,285)	3,053	(3,945)
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	145	145
Other	-	-	19	-	19

Total income from continuing operations attributable to noncontrolling interests	-	-	19	145	164
Income (loss) from discontinued operations attributable to noncontrolling interests	-	-	-	-	-

Total net income attributable to noncontrolling interests	-	-	19	145	164

Net income (loss) attributable to AIG	$(4,109)	$396	$(3,304)	$2,908	$(4,109)

Three Months Ended September 30, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(1,688)	$641	$-	$1,047	$-
Dividend income from consolidated subsidiaries(a)	523	-	-	(523)	-
Change in fair value of ML III	-	-	301	-	301
Other revenue(b)	211	48	18,895	-	19,154

Total revenues	(954)	689	19,196	524	19,455

Expenses:
Interest expense on FRBNY Credit Facility	1,319	-	-	(20)	1,299
Other interest expense	513	96	401	1	1,011
Other expenses	417	-	16,422	-	16,839

Total expenses	2,249	96	16,823	(19)	19,149

Income (loss) from continuing operations before income tax expense (benefit)	(3,203)	593	2,373	543	306
Income tax expense (benefit)(c)	(703)	(15)	1,204	-	486

Income (loss) from continuing operations	(2,500)	608	1,169	543	(180)
Loss from discontinued operations	(17)	-	(1,796)	(20)	(1,833)

Net income (loss)	(2,517)	608	(627)	523	(2,013)
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	388	388
Other	-	-	104	-	104

Total income from continuing operations attributable to noncontrolling interests	-	-	104	388	492
Income from discontinued operations attributable to noncontrolling interests	-	-	12	-	12

Total net income attributable to noncontrolling interests	-	-	116	388	504

Net income (loss) attributable to AIG	$(2,517)	$608	$(743)	$135	$(2,517)

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Income (Loss) (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2011
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(2,652)	$78	$-	$2,574	$-
Dividend income from consolidated subsidiaries(a)	5,199	-	-	(5,199)	-
Change in fair value of ML III	(831)	-	(23)	-	(854)
Other revenue(b)	639	1,297	45,746	-	47,682

Total revenues	2,355	1,375	45,723	(2,625)	46,828

Expenses:
Interest expense on FRBNY Credit Facility	72	-	-	(2)	70
Other interest expense	2,194	223	487	-	2,904
Loss on extinguishment of debt	3,331	-	61	-	3,392
Other expense	502	-	43,892	-	44,394

Total expenses	6,099	223	44,440	(2)	50,760

Income (loss) from continuing operations before income tax benefit	(3,744)	1,152	1,283	(2,623)	(3,932)
Income tax benefit(c)	(810)	(30)	(282)	-	(1,122)

Income (loss) from continuing operations	(2,934)	1,182	1,565	(2,623)	(2,810)
Income (loss) from discontinued operations	934	-	463	(2)	1,395

Net income (loss)	(2,000)	1,182	2,028	(2,625)	(1,415)
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	538	538
Other	-	-	28	-	28

Total income from continuing operations attributable to noncontrolling interests	-	-	28	538	566
Income from discontinued operations attributable to noncontrolling interests	-	-	19	-	19

Total net income attributable to noncontrolling interests	-	-	47	538	585

Net income (loss) attributable to AIG	$(2,000)	$1,182	$1,981	$(3,163)	$(2,000)

Nine Months Ended September 30, 2010
Revenues:
Equity in undistributed net income (loss) of consolidated subsidiaries(a)	$(2,616)	$1,120	$-	$1,496	$-
Dividend income from consolidated subsidiaries(a)	1,206	-	-	(1,206)	-
Change in fair value of ML III	-	-	1,410	-	1,410
Other revenue(b)	2,130	148	52,636	-	54,914

Total revenues	720	1,268	54,046	290	56,324

Expenses:
Interest expense on FRBNY Credit Facility	2,907	-	-	(61)	2,846
Other interest expense	1,735	282	929	3	2,949
Other expenses	1,280	-	45,801	-	47,081

Total expenses	5,922	282	46,730	(58)	52,876

Income (loss) from continuing operations before income tax expense (benefit)	(5,202)	986	7,316	348	3,448
Income tax expense (benefit)(c)	(1,829)	(42)	2,915	-	1,044

Income (loss) from continuing operations	(3,373)	1,028	4,401	348	2,404
Loss from discontinued operations	(17)	-	(4,023)	(61)	(4,101)

Net income (loss)	(3,390)	1,028	378	287	(1,697)
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	1,415	1,415
Other	-	-	243	-	243

Total income from continuing operations attributable to noncontrolling interests	-	-	243	1,415	1,658
Income from discontinued operations attributable to noncontrolling interests	-	-	35	-	35

Total net income attributable to noncontrolling interests	-	-	278	1,415	1,693

Net income (loss) attributable to AIG	$(3,390)	$1,028	$100	$(1,128)	$(3,390)

(a)
Eliminated in consolidation.

(b)
Includes interest income of $90 million and $840 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $484 million and $2.5 billion for the nine-month periods ended September 30, 2011 and 2010, respectively, for American International Group, Inc. (As Guarantor).

(c)
Income taxes recorded by American International Group, Inc. (As Guarantor) include deferred tax expense attributable to foreign businesses sold and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. See Note 14 herein for additional information.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2011
Net cash (used in) provided by operating activities – continuing operations	$(4,473)	$1,033	$(1,013)	$(4,453)
Net cash (used in) provided by operating activities – discontinued operations	-	-	3,370	3,370

Net cash (used in) provided by operating activities	(4,473)	1,033	2,357	(1,083)

Cash flows from investing activities:
Sales of investments	2,425	-	63,818	66,243
Sales of divested businesses, net	1,075	-	(488)	587
Purchase of investments	(8)	-	(77,636)	(77,644)
Loans to subsidiaries – net	4,031	-	(4,031)	-
Contributions to subsidiaries – net*	(16,878)	-	16,878	-
Net change in restricted cash	2,001	-	24,407	26,408
Net change in short-term investments	(9,892)	-	25,302	15,410
Other, net*	1,165	-	(619)	546

Net cash (used in) provided by investing activities – continuing operations	(16,081)	-	47,631	31,550
Net cash (used in) provided by investing activities – discontinued operations	-	-	4,478	4,478

Net cash (used in) provided by investing activities	(16,081)	-	52,109	36,028

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility repayments	(14,622)	-	-	(14,622)
Issuance of other long-term debt	2,135	-	4,162	6,297
Repayments on other long-term debt	(4,450)	-	(10,494)	(14,944)
Drawdown on the Department of the Treasury Commitment*	20,292	-	-	20,292
Issuance of Common Stock	5,055	-	-	5,055
Intercompany loans – net	12,408	(1,033)	(11,375)	-
Other, net*	(148)	-	(35,432)	(35,580)

Net cash (used in) provided by financing activities – continuing operations	20,670	(1,033)	(53,139)	(33,502)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(1,942)	(1,942)

Net cash (used in) provided by financing activities	20,670	(1,033)	(55,081)	(35,444)
Effect of exchange rate changes on cash	-	-	37	37

Change in cash	116	-	(578)	(462)
Cash at beginning of period	49	-	1,509	1,558
Change in cash of businesses held for sale	-	-	446	446

Cash at end of period	$165	$-	$1,377	$1,542

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Condensed Consolidating Statement of Cash Flows (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Nine Months Ended September 30, 2010
Net cash (used in) provided by operating activities – continuing operations	$(345)	$(178)	$9,492	$8,969
Net cash (used in) provided by operating activities – discontinued operations	-	-	6,146	6,146

Net cash (used in) provided by operating activities	(345)	(178)	15,638	15,115

Cash flows from investing activities:
Sales of investments	1,523	-	59,491	61,014
Sales of divested businesses, net	278	-	1,625	1,903
Purchase of investments	(52)	-	(71,563)	(71,615)
Loans to subsidiaries – net	2,381	-	(2,381)	-
Contributions to subsidiaries – net	(2,590)	-	2,590	-
Net change in restricted cash	(237)	-	(102)	(339)
Net change in short-term investments	(465)	-	5,453	4,988
Other, net	(70)	-	(144)	(214)

Net cash (used in) provided by investing activities – continuing operations	768	-	(5,031)	(4,263)
Net cash (used in) provided by investing activities – discontinued operations	-	-	(3,264)	(3,264)

Net cash (used in) provided by investing activities	768	-	(8,295)	(7,527)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	14,900	-	-	14,900
Federal Reserve Bank of New York credit facility repayments	(14,444)	-	(4,068)	(18,512)
Issuance of other long-term debt	-	-	9,683	9,683
Repayments on other long-term debt	(2,389)	(500)	(7,592)	(10,481)
Proceeds from drawdown on the Department of the Treasury Commitment	2,199	-	-	2,199
Repayment of Department of the Treasury SPV Preferred Interests
Repayment of Federal Reserve Bank of New York SPV Preferred Interests
Issuance of Common Stock
Acquisition of noncontrolling interest
Intercompany loans – net	(670)	676	(6)	-
Other, net	(3)	-	(2,629)	(2,632)

Net cash (used in) provided by financing activities – continuing operations	(407)	176	(4,612)	(4,843)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(3,929)	(3,929)

Net cash (used in) provided by financing activities	(407)	176	(8,541)	(8,772)

Effect of exchange rate changes on cash	-	-	(4)	(4)

Change in cash	16	(2)	(1,202)	(1,188)
Cash at beginning of period	57	2	4,341	4,400
Change in cash of businesses held for sale	-	-	(1,544)	(1,544)

Cash at end of period	$73	$-	$1,595	$1,668

*
Includes activities related to the Recapitalization. See Note 12 herein.

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Supplementary disclosure of cash flow information:

	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the nine months ended September 30, 2011 for:
Interest:
Third party*	$(6,337)	$(96)	$(1,519)	$(7,952)
Intercompany	(258)	(127)	385	-
Taxes:
Income tax authorities	$13	$-	$(656)	$(643)
Intercompany	(793)	-	793	-

Cash (paid) received during the nine months ended September 30, 2010 for:
Interest:
Third party	$(1,856)	$(146)	$(1,976)	$(3,978)
Intercompany	(1)	(170)	171	-
Taxes:
Income tax authorities	$(30)	$-	$(1,104)	$(1,134)
Intercompany	736	-	(736)	-

*
Includes payment of FRBNY Credit Facility accrued compounded interest of $4.7 billion in the first quarter of 2011.

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Nine Months Ended September 30, (in millions)	2011	2010

Intercompany non-cash financing and investing activities:
Temporary paydown of FRBNY Credit Facility by subsidiary	$-	$4,068
Return of capital and dividend received in the form of bond trading securities	3,668	-
Capital contributions to subsidiaries through forgiveness of loans	-	2,200
Intercompany loan receivable offset by intercompany payable	18,284	-
Intercompany loan settled through note assignment	-	214
Note received offset by intercompany payable	-	25
Loan receivable offset by intercompany payable	-	460
Other capital contributions – net	412	68

16. Subsequent Events

October 2011 Syndicated Credit and Contingent Liquidity Facilities

    On October 12, 2011, the previously outstanding AIG 364-Day Syndicated Facility, AIG 3-Year Syndicated Facility and Chartis letter of credit facility were terminated upon AIG entering into a $1.5 billion 364-Day Syndicated Facility and a $3.0 billion 4-Year Syndicated Facility. The new 4-Year Syndicated Facility provides for $1.5 billion of revolving loans and includes a $1.5 billion letter of credit sublimit. The $1.3 billion of previously issued letters of credit under the Chartis letter of credit facility were rolled into the letter of credit sublimit within the 4-Year Syndicated Facility, so that a total of $1.7 billion remains available under this facility, of which $0.2 billion is available for letters of credit. AIG expects that it may draw down on these facilities from time to time, and may use the proceeds for general corporate purposes.

    In October 2011, AIG entered into an additional contingent liquidity facility. Under this facility, AIG has the right, for a period of one year, to enter into put option agreements, with an aggregate notional amount of up to

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

$500 million, with an unaffiliated international financial institution pursuant to which AIG has the right, for a period of five years, to issue up to $500 million in senior debt to the financial institution, at AIG's discretion.

October 2011 Exchange Offer

    On October 24, 2011, AIG commenced an unregistered offer to exchange its new Dollar Notes due November 15, 2037 (the New Dollar Notes) for its outstanding Series A-1 and Series A-6 Junior Subordinated Debentures, its new Euro Notes due November 15, 2017 (the New Euro Notes) for its outstanding Series A-3 Junior Subordinated Debentures and its new Sterling Notes due November 15, 2017 (the New Sterling Notes) for its outstanding Series A-2 and Series A-8 Junior Subordinated Debentures. The interest rates of the New Dollar Notes, New Euro Notes and New Sterling Notes have not been established, but will not exceed 7.35 percent, 7.35 percent and 7.25 percent per annum, respectively. The maximum aggregate principal amount of those junior subordinated debentures to be accepted in the exchange offer (converted, in the case of junior subordinated debentures denominated in Euro or Pounds Sterling, into Dollars at exchange rates of €1=$1.4319 and £1=$1.6510) is $2.5 billion, which maximum AIG reserves the right to increase, subject to applicable law. The offer has an early participation date of November 8, 2011 and an expiration date of November 22, 2011, unless extended by AIG. The early settlement date is expected to be November 15, 2011, and the final settlement date is expected to be November 23, 2011. The exchange offer is subject to certain conditions and AIG has reserved the right, subject to applicable law, to amend the terms of the exchange offer (including by increasing the maximum amount to be accepted) or to terminate the exchange offer. No assurance can be given that the exchange offer will be completed or, if completed, what the final terms of the exchange offer would be. The new notes to be issued in the exchange offer will be senior unsecured obligations of AIG.

ALICO Escrow Release

    On November 1, 2011, in accordance with the MetLife escrow agreement from the sale of ALICO, approximately $918 million was released to AIG. These proceeds were applied to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests. See Note 11 herein.

SAFG Litigation Settlement Proceeds

    In two separate agreements, SAFG Retirement Services, Inc., formerly known as AIG Retirement Services, Inc. (SAFG) has agreed to resolve all its remaining claims in the matter titled AIG Retirement Services, Inc. v. Altus Finance S.A. et al, pending in the Central District Court of California. In this lawsuit SAFG sought damages in connection with an acquisition in 1993 of 33 percent of the stock of New California Life Holdings, Inc. (NCLH), which owns the stock of Aurora National Life Insurance Company. SAFG alleged that the defendants wrongfully prevented it from acquiring all the stock of NCLH. Pursuant to the agreements, SAFG will record $213 million of income upon receipt of the settlement in the fourth quarter of 2011.

Common Stock Repurchase Authorization

    On November 3, 2011, the AIG Board of Directors authorized the repurchase of shares of AIG Common Stock with an aggregate purchase price of up to $1 billion from time to time in the open market, through derivative or automatic purchase contracts or otherwise. The timing of such purchases will depend on market conditions, AIG's financial condition, results of operations, liquidity and other factors.

American International Group, Inc.

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

  •
  judgments concerning the recoverability of aircraft values in International Lease Finance Corporation's (ILFC) fleet; and

  •
  such other factors as are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in this Quarterly Report on Form 10-Q, in Part II, Item 1A. Risk Factors in the Quarterly Report on Form 10-Q of AIG for the quarterly period ended March 31, 2011

American International Group, Inc.

    (AIG's 2011 First Quarter Form 10-Q), and in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K of AIG for the year ended December 31, 2010 (AIG's 2010 Annual Report on Form 10-K).

    AIG is not under any obligation and expressly disclaims any obligation to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. Unless the context otherwise requires, the term "AIG" means AIG and its consolidated subsidiaries.

Use of Non-GAAP Measures

    Throughout this MD&A, AIG presents its operations in the way it believes will be most meaningful and representative of ongoing operations as well as most transparent. Certain of the measurements used by AIG management are "non-GAAP financial measures" under Securities and Exchange Commission (SEC) rules and regulations.

    AIG analyzes the operating performance of Chartis using underwriting profit (loss). Operating income (loss), which is before net realized capital gains (losses) and related deferred policy acquisition costs (DAC) and sales inducement asset (SIA) amortization and goodwill impairment charges, is utilized to report results for SunAmerica Financial Group (SunAmerica) operations. Management believes that these measures enhance the understanding of the underlying profitability of the ongoing operations of these businesses and allow for more meaningful comparisons with AIG's insurance competitors. Reconciliations of these measures to the most directly comparable measurement derived from accounting principles generally accepted in the United States (GAAP), pre-tax income, are included in Results of Operations.

Executive Overview

    This executive overview of management's discussion and analysis highlights selected information and may not contain all of the information that is important to readers of AIG's financial statements. This Quarterly Report on Form 10-Q should be read in its entirety, together with AIG's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, AIG's 2011 First Quarter Form 10-Q and AIG's 2010 Annual Report on Form 10-K, for a complete description of events, trends and uncertainties as well as the capital, liquidity, credit, operational and market risks and the critical accounting estimates affecting AIG and its subsidiaries.

    In order to align financial reporting with changes made during 2011 to the manner in which AIG's chief operating decision makers review the businesses to make decisions about resources to be allocated and to assess performance, changes were made to AIG's segment information. See Note 3 to the Consolidated Financial Statements for additional information. AIG now reports the results of its operations as follows:

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

  •
  SunAmerica Financial Group (SunAmerica) — SunAmerica offers a comprehensive suite of products and services to individuals and groups, including term life insurance, universal life insurance, accident and health (A&H) insurance, fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. SunAmerica offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms.

  •
  Aircraft Leasing — AIG's commercial aircraft leasing business is conducted through ILFC.

American International Group, Inc.

  •
  Other Operations — AIG's Other operations include results from:

    •
    Mortgage Guaranty operations;

    •
    Global Capital Markets operations;

    •
    Direct Investment book results;

    •
    Retained Interests, which represents the fair value gains or losses on the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of American Life Insurance Company (ALICO) prior to their sale on March 8, 2011, the AIA Group Limited (AIA) ordinary shares retained following the AIA initial public offering, and the retained interest in Maiden Lane III LLC (ML III);

    •
    Corporate & Other operations (after allocations to AIG's business segments); and

    •
    those divested businesses that did not qualify for discontinued operations accounting.

    Prior periods have been revised to conform to the current period presentation for the segment changes.

Financial Overview

    AIG's loss from continuing operations before income taxes was $4.4 billion for the three months ended September 30, 2011 compared to income of $0.3 billion for the same period in 2010 primarily driven by the following:

  •
  lower underwriting income for Chartis reflecting significant catastrophe losses of $574 million in the current year period, including losses from Hurricane Irene of $372 million, compared to losses of $72 million in the same period in 2010;

  •
  lower operating income for SunAmerica reflecting a decline in net investment income resulting from fair value losses on Maiden Lane II LLC (ML II, and together with ML III, the Maiden Lane Interests), lower partnership income and losses on an equity method investment, as well as higher DAC amortization and policyholder benefit expenses due to weaker equity market conditions;

  •
  increased losses for Aircraft Leasing due to impairment charges, fair value adjustments and lease-related charges on aircraft of $1.5 billion in 2011 compared to $465 million in 2010;

  •
  a decline in the fair value of AIA ordinary shares of $2.3 billion that offset the majority of the $2.6 billion gain recorded for the first six months of 2011;

  •
  income in 2010 from divested businesses prior to their sale totaling $637 million, primarily representing AIA; and

  •
  a $931 million reduction in the fair value of ML III due to significant spread widening, reduced interest rates and changes in the timing of future estimated cash flows compared to an increase in the fair value of $301 million in the same period in 2010.

    Partially offsetting these declines was lower interest expense of $1.4 billion primarily resulting from the January 2011 repayment of the Credit Agreement, dated as of September 22, 2008 (as amended, the Federal Reserve Bank of New York (FRBNY) Credit Facility) and net realized capital gains in the 2011 period compared to net realized capital losses in 2010.

    In the first nine months of 2011, income from continuing operations before income taxes decreased $7.4 billion compared to the same period in 2010 and reflected the following:

  •
  a $3.3 billion loss on extinguishment of debt recorded in the first quarter of 2011, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility on January 14, 2011;

American International Group, Inc.

  •
  significant catastrophe losses for Chartis totaling $2.8 billion, including losses from Hurricane Irene mentioned above, the U.S. tornadoes in the second quarter of 2011 and the Tohoku catastrophe in the first quarter of 2011, compared to catastrophe losses of $873 million in the first nine months of 2010;

  •
  $2.7 billion in unfavorable fair value adjustments on the Maiden Lane Interests;

  •
  an increase in impairment charges, fair value adjustments and lease-related charges on aircraft of $711 million; and

  •
  income in 2010 from divested businesses prior to their sale totaling $2.0 billion, primarily representing AIA.

    Partially offsetting these declines were lower interest expense of $2.8 billion and a reduction in realized capital losses in 2011 compared to 2010.

    In the first nine months of 2011, AIG recorded income from discontinued operations net of taxes, of $1.4 billion, which included a pre-tax gain of $2.0 billion recorded in the first quarter of 2011 on the sale of AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison) compared to a net loss of $4.1 billion in the same period in 2010, which included a goodwill impairment charge of $3.3 billion associated with the sale of ALICO.

    See Results of Operations — Consolidated Results and Segment Results for further discussion.

Restructuring Activity Overview

    AIG substantially completed its recapitalization plan (the Recapitalization) and its asset disposition plan with the following significant milestones in 2011:

  •
  On January 14, 2011 (the Closing), AIG completed the Recapitalization, which included:

    •
    repaying the $20.7 billion outstanding balance and terminating the FRBNY Credit Facility;

    •
    applying proceeds from the AIA initial public offering and the ALICO sale to partially pay down the SPV Preferred Interests in special purpose vehicles that held AIA and ALICO (the AIA SPV and the ALICO SPV, respectively, and collectively, the SPVs). As part of the Recapitalization, AIG used approximately $6.1 billion of the cash proceeds from the sale of ALICO to pay down a portion of the liquidation preference of the SPV Preferred Interests. The SPV Preferred Interests were further reduced during 2011 by approximately $11.5 billion using proceeds from the sale of AIG Star, AIG Edison, Nan Shan Life Insurance Company, Ltd. (Nan Shan) and the MetLife securities received in the sale of ALICO, in each case, discussed below; and

    •
    exchanging preferred stock held by the Department of the Treasury and the AIG Credit Facility Trust (the Trust) for AIG common stock, par value $2.50 per share (AIG Common Stock).

  •
  On January 31, 2011, ILFC entered into an unsecured $2.0 billion three-year revolving credit facility. On March 30, 2011, ILFC entered into a secured $1.3 billion term loan with the right to add an additional $200 million of lender commitments. On April 21, 2011, ILFC increased this loan for a total commitment of $1.5 billion. On May 24, 2011, ILFC issued $1.0 billion aggregate principal amount of 5.75 percent senior Notes Due in 2016 and $1.25 billion aggregate principal amount of 6.25 percent senior Notes Due in 2019. On June 17, 2011, ILFC completed tender offers for the purchase of approximately $1.67 billion aggregate principal amount of notes with maturity dates in 2012 and 2013 for total cash consideration, including accrued interest, of approximately $1.75 billion. ILFC recorded losses of $61 million on the extinguishment of debt during 2011.

  •
  On February 1, 2011, AIG completed the sale of its Japan-based life insurance subsidiaries, AIG Star and AIG Edison, to Prudential Financial, Inc., for $4.8 billion, consisting of $4.2 billion in cash and $0.6 billion in the assumption of third-party debt.

  •
  On March 8, 2011, AIG completed the disposition of the MetLife securities received in the sale of ALICO to MetLife and used $6.6 billion of the proceeds to pay down all of the liquidation preference of the

American International Group, Inc.

    Department of the Treasury's ALICO SPV Preferred Interests and pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

  •
  On August 18, 2011, AIG completed the sale of its 97.57 percent interest in Nan Shan to a Taiwan-based consortium for $2.15 billion in cash. The net proceeds of the transaction were used to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

  •
  On September 2, 2011, ILFC Holdings, Inc. (ILFC Holdings), an indirect wholly owned subsidiary of AIG, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering. The number of shares to be offered, price range and timing for any offering have not been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding terms or that an offering will be completed. All proceeds from any offering will go to the selling shareholder and are required to be used to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

    See Notes 1, 4 and 12 to the Consolidated Financial Statements for additional information.

Other Developments

    On May 27, 2011, AIG and the Department of the Treasury, as the selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. A portion of the net proceeds AIG received from this offering, $550 million, is being used to fund a litigation settlement, and AIG intends to use the balance of the net proceeds for general corporate purposes.

    On June 17, 2011, Chartis completed a transaction with National Indemnity Company (NICO), a subsidiary of Berkshire Hathaway Inc., under which the majority of Chartis' domestic asbestos liabilities were transferred to NICO. At the closing of this transaction, but effective as of January 1, 2011, Chartis ceded the bulk of its net asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. Chartis paid NICO approximately $1.67 billion as consideration for this cession and NICO assumed approximately $1.82 billion of net asbestos liabilities. As a result of this transaction, Chartis recorded a deferred gain of $150 million in the second quarter of 2011, which is being amortized into the Chartis results of operations over the settlement period of the underlying claims.

    On September 13, 2011, AIG received approximately $2.0 billion in proceeds from the issuance of senior unsecured notes. AIG expects to use the proceeds from the sale of these notes to pay maturing notes that were issued by AIG to fund the Matched Investment Program (MIP).

    On October 12, 2011, the previously outstanding AIG 364-Day Syndicated Facility, AIG 3-Year Syndicated Facility and Chartis letter of credit facility were terminated upon AIG entering into a $1.5 billion 364-Day Syndicated Facility and a $3.0 billion 4-Year Syndicated Facility. The new 4-Year Syndicated Facility provides for $1.5 billion of revolving loans and includes a $1.5 billion letter of credit sublimit. The $1.3 billion of previously issued letters of credit under the Chartis letter of credit facility were rolled into the letter of credit sublimit within the 4-Year Syndicated Facility, so that a total of $1.7 billion remains available under this facility, of which $0.2 billion is available for letters of credit. AIG expects that it may draw down on these facilities from time to time and may use the proceeds for general corporate purposes.

    See Capital Resources and Liquidity herein and Note 1 to the Consolidated Financial Statements for additional information on these transactions.

American International Group, Inc.

Outlook

Priorities for 2011 and Beyond

    AIG is focused on the following priorities for the remainder of 2011 and beyond:

  •
  continuing to strengthen and grow AIG's businesses;

  •
  developing and implementing plans to maximize the value of resources available for repayment of the AIA SPV Preferred Interests held by the Department of the Treasury;

  •
  implementing a strategic alternative for ILFC through an initial public offering or sale;

  •
  continuing to build, strengthen and streamline the financial and operating systems infrastructure throughout the organization, particularly in financial reporting, financial operations and human resources;

  •
  restructuring AIG's operations consistent with its smaller size and plans to increase its competitiveness;

  •
  managing its capital more efficiently;

  •
  investing its available cash in order to increase its net investment income; and

  •
  continuing to work towards achieving the long-term aspirational goals with respect to return on equity and earnings per share as discussed in AIG's 2011 First Quarter Form 10-Q.

Chartis

    Given the recent global economic environment and current property and casualty market conditions, the remainder of 2011 and the first part of 2012 are expected to remain challenging, but improving trends in certain key indicators may offset some of the challenges. The weakness of ratable exposures (i.e., asset values, payrolls, and sales) experienced in 2009 and 2010 and its negative impact on the overall market premium base, as well as continued weakness in commercial insurance rates, were initially expected to continue through 2011. However, in the first nine months of 2011, Chartis has observed that the extent of ratable exposure weakness in the United States is beginning to abate. In addition, beginning in the second quarter of 2011 and continuing through the third quarter of 2011, Chartis has observed continuing positive pricing trends, particularly in its U.S. commercial business, for the first time since 2009. In certain growth economies such as Brazil, Turkey, India, and Asia Pacific countries, Chartis continues to expect improved growth.

Strategy

    Chartis continues to execute its strategy to grow its higher margin and less capital intensive lines of business, and to implement corrective actions on underperforming businesses. Management continues to review its underlying businesses to ensure that they meet overall performance measures, while seeking to reduce overall volatility.

    In 2011, Chartis determined that it would no longer write Excess Workers' Compensation business as an unsupported, stand-alone product. However, given its commitments to certain insureds to allow them to move their business to other insurance providers in an orderly manner, Chartis will continue to report modest net premium written activity over the next 12 months. Excess Workers' Compensation is also subject to premium audits (upon the expiration of underlying policies), and as a result premium audit activity is expected to continue through subsequent years.

    Additionally, during the third quarter of 2011, Chartis began to restructure renewals of certain Commercial Casualty loss sensitive programs from a retrospectively rated premium structure to a loss reimbursement deductible structure. The deductible structure reduces net premiums written and limits the variability around individual insured premium and claim adjustments when compared to retrospectively rated programs. This overall reduction in the premium and claims adjustment variability creates a corresponding reduction in the required capital needed to support this business. Management expects similar levels of declining net premium written trends in this class of business to continue through the second quarter of 2012.

American International Group, Inc.

    The effect of these initiatives decreased net written premiums in the third quarter of 2011 by approximately $323 million. However, given the capital-intensive nature of these classes of business, Chartis expects that over time, these actions will improve its overall return on equity and cost of capital efficiency metrics.

    As discussed above, in 2011 Commercial Insurance has continued to experience a decrease in its net premiums written as it executes strategies to restructure certain loss-sensitive programs. To meet its profitability objectives, Commercial Insurance is focused on growing higher margin classes of business, including Financial Lines and Specialty coverages, such as Aerospace, and it is growing its business in regions of opportunity. Commercial Insurance is leveraging its significant geographic footprint and multinational capabilities to serve large and mid-sized businesses with cross-border operations. Chartis is also expanding its presence in the Growth Economies region (which primarily includes Asia Pacific, the Middle East and Latin America) to increase Financial, Casualty and Specialty lines of business, and given its new global organizational design, more effectively leverage underwriting and product best practices to enhance customer and channel management. In the U.S./Canada and Europe regions, Commercial Insurance expects to improve the quality of its portfolio. In the Far East region, management expects to leverage the additional distribution and customer base acquired in connection with the purchase of Fuji.

    Consumer Insurance expects continued growth in net premiums written in 2011 and 2012 as a result of its well-established franchises and operations, existing growth strategies in multiple distribution channels and its focus on countries in the Growth Economies region. By implementing selective pricing, underwriting and distribution strategies, net premiums written are expected to grow without increasing Chartis' overall catastrophe exposure. In the U.S. and Canada region, management has focused on expanding the Personal Lines business, such as coverages for the Private Client Group, which target high net worth and affluent customers. In the Far East region, management will continue to integrate Fuji operationally and benefit from the full-year effect of rate increases. In the Europe region, management has focused on maintaining pricing discipline and has observed modest growth. Consumer Insurance continues to grow steadily in the Growth Economies region across all lines of business as a result of growth in the gross domestic product of countries within this region and management's focused execution.

    Consumer Insurance generally carries higher acquisition costs than Commercial Insurance, and as a result, Chartis expects an overall increase in its expense ratio in 2011 and 2012 due to the change in the mix of business between Commercial Insurance and Consumer Insurance. Further, investment in the Growth Economies region is also expected to increase expenses in 2012. However, increases in these expenses are expected to generate business with favorable combined ratios and return on equity measures.

Catastrophes

    Thailand has suffered catastrophic flooding at the beginning of the fourth quarter of 2011 for which Chartis expects claims to be reported in the coming quarter. Chartis is currently analyzing its exposures and as of October 31, 2011 cannot yet quantify liabilities that may result from these events.

Asbestos Liabilities

    As part of Chartis' ongoing strategy to reduce its overall loss reserve development risk, on June 17, 2011, but with retroactive effect to January 1, 2011, Chartis completed a transaction with NICO, a subsidiary of Berkshire Hathaway, Inc., under which the bulk of Chartis' domestic asbestos liabilities were transferred to NICO. The transaction with NICO covers potentially volatile U.S.-related asbestos exposures. The transaction does not cover asbestos accounts that Chartis believes have already been reserved to their limit of liability or certain other ancillary asbestos exposure assumed by Chartis subsidiaries. The transfer was effected under a reinsurance agreement with an aggregate limit of $3.5 billion. Chartis paid NICO approximately $1.67 billion as consideration for this cession and NICO assumed approximately $1.82 billion of net asbestos liabilities. In connection with this transaction, Chartis recorded a deferred gain of $150 million in the second quarter of 2011, which is being amortized into the Chartis results of operations over the settlement period of the underlying claims.

American International Group, Inc.

    Under GAAP, any future loss development on this retroactive reinsurance agreement will be reported in the period recognized through the results of operations. The corresponding recovery from NICO will be deferred, and consistent with the original deferred gain, amortized into the results of operations over the settlement period of the underlying claims.

Investments

    Consistent with AIG's worldwide insurance investment policy, Chartis places primary emphasis on investments in fixed maturity securities issued by corporations, municipalities and other governmental agencies, and to a lesser extent, common stocks, real estate hedge funds and other alternative investments.

    Domestically, fixed maturity securities held by the insurance companies included in Chartis historically have consisted primarily of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to better optimize its overall investment portfolio, including risk-return and tax objectives of Chartis, the domestic property and casualty companies have begun to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments which meet the companies' liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

    Chartis makes determinations of other-than-temporary impairments based on the fundamental credit analyses of individual securities. For the Chartis other invested asset classes, more specifically life settlements contracts, impairments are evaluated on a contract-by-contract basis. During the second quarter of 2011, Chartis implemented an enhanced process in which updated medical information on individual insured lives is requested on a routine basis. In cases where updated information indicates that an individual's health has improved, an impairment loss may arise as a result of revised estimates of net cash flows from the related contract. Chartis also revised its valuation table, which it is using in estimating future net cash flows. This had the general effect of decreasing the projected net cash flows on a number of contracts. These changes resulted in an increase in the number of life settlement contracts identified as potentially impaired compared to previous analyses. As the overall book of business continues to mature and new medical information continues to become available regarding insureds, updated life expectancy assumptions may result in an increase in impairments relating to these assets. At September 30, 2011, Chartis held 5,998 life settlement contracts, included in Other invested assets, with a carrying value of $4.1 billion and a face value of $19.1 billion.

    Recently, a number of courts have addressed various life settlement related issues in their decisions. Chartis does not expect that the rulings in those cases will have a significant effect on its investment in life settlement contracts.

    In October 2010, the Financial Accounting Standards Board (FASB) issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The accounting standard update will result in a decrease in the amount of capitalized costs in connection with the acquisition or renewal of insurance contracts because AIG will only defer costs that are incremental and directly related to the successful acquisition of new or renewal business. AIG is currently assessing the effect of adoption of this new standard on its consolidated financial condition, results of operations and cash flows. See Note 2 to the Consolidated Financial Statements.

SunAmerica

    SunAmerica continues to pursue its goals of expanding the breadth and depth of its distribution relationships, introducing competitive new products and product riders, repositioning its excess cash and liquidity, maintaining a strong statutory surplus, pro-actively managing expenses and, subject to regulatory approval, increasing dividends paid to AIG Parent. SunAmerica made progress on all of these efforts during the first nine months of 2011, and expects this progress to continue for the remainder of the year.

American International Group, Inc.

Annuities

    SunAmerica experienced an increase in its variable annuity sales as various distribution partners have resumed sales of SunAmerica's products during 2010 and 2011. SunAmerica's largest pre-financial-crisis variable annuity distribution partner resumed distribution of SunAmerica's products in mid-2011. As a result of broader distribution opportunities, SunAmerica expects variable annuity sales to continue to improve over 2010 levels.

    After a period of historic lows, interest rates generally increased at the longer part of the yield curve during the latter part of 2010 and through the first three months of 2011 before declining significantly in the third quarter of 2011. Changes in the interest rate environment affect the relative attractiveness of fixed annuities compared to alternative products. As a result, SunAmerica's fixed annuity sales declined sequentially from the second quarter of 2011. If the low interest rate environment continues, SunAmerica expects fixed annuities sales to decline from the levels experienced in the first six months of 2011.

Life Insurance

    SunAmerica's life insurance business continues to deepen its relationships with its retail independent distributors and expects new life insurance sales to continue to grow at or above industry averages. Additionally, the direct-to-consumer channel has proven to be a highly effective method for consumers to acquire certain types of less complex products. The direct platform provides opportunities to bring innovative product solutions to the market that take advantage of underwriting technologies. Career distribution is focused on agent retention and improving productivity.

Investments

    SunAmerica built up a large cash and short-term investment position in the first quarter of 2011 with the intention of purchasing all the assets in the ML II portfolio. With the FRBNY's decision in early 2011 to sell the MLII assets through a competitive sales process, SunAmerica began acquiring other fixed maturity investments, including certain securities from ML II. Beginning late in the first quarter of 2011, SunAmerica started investing its excess cash and liquid assets in longer-term higher-yielding securities to improve spreads, while actively managing credit and liquidity risks. SunAmerica made substantial progress commencing in the latter part of the first quarter of 2011 in reducing its cash and short-term investment position from $19.4 billion at December 31, 2010 to $3.8 billion at September 30, 2011.

    During 2011, SunAmerica sold approximately $9.6 billion of investments in order to support statutory capital and to generate capital gains to partially preserve the recoverability of the deferred tax assets relating to capital losses and reinvested the proceeds at generally lower rates. Additionally, during prolonged periods of low or declining interest rates, SunAmerica has to re-invest interest and principal payments from its investment portfolios in lower yielding securities. SunAmerica's annuity and universal life products have minimum guaranteed interest rates and other contractual provisions that allow crediting rates to be reset at pre-established intervals. As a result, continuation of the current low interest rate environment will put pressure on SunAmerica's interest spreads which may reduce future profitability. SunAmerica mitigates this risk through its asset-liability management process, product design elements, and crediting rate strategies. As indicated in the table below, approximately 41 percent of SunAmerica's annuity and universal life account values are currently at their minimum crediting rates as of September 30, 2011. Currently, these products have minimum guaranteed interest rates ranging from 1.0 percent to 5.5 percent with the higher rates representing older product designs.

American International Group, Inc.

The following table presents account values and current crediting rates for SunAmerica's universal life product and fixed annuities:

September 30, 2011	Current Crediting Rates
(in millions)	At Contractual Minimum Guarantee	1-50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

Universal life insurance	$4,004	$2,850	$3,475	$10,329
Fixed annuities	38,484	17,815	36,087	92,386

Total	$42,488	$20,665	$39,562	$102,715

Percentage of total	41%	20%	39%	100%

    In applying the equity method of accounting for SunAmerica's partnership investments, AIG consistently uses the most recently available financial information provided by the general partner or manager of each of these investments, which reports have historically been received one to three months prior to the end of AIG's reporting period. The equity markets in general incurred significant negative returns in the third quarter of 2011. Due to this lag in reporting, actual partnership results from the third quarter of 2011 for certain partnerships will be reported in AIG's fourth quarter 2011 operating results as financial data becomes available and are generally expected to reflect such negative returns.

    AIG is currently assessing the effect of adoption of the new standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts on its consolidated financial condition and results of operations. See Note 2 to the Consolidated Financial Statements.

Aircraft Leasing

    ILFC continues to execute on its strategy to manage its fleet of aircraft by ordering new aircraft with high customer demand and through potential sales or part-outs of its older aircraft which cannot be economically leased to customers. As new and more fuel efficient aircraft enter the marketplace and negatively affect the demand for older aircraft, lease rates on older aircraft may deteriorate and ILFC may incur additional losses on sales or record impairment charges and fair value adjustments.

    On September 2, 2011, ILFC Holdings filed a registration statement on Form S-1 with the SEC for a proposed initial public offering. The number of shares to be offered, price range and timing for any offering have not been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding terms or that any offering will be completed.

    On October 7, 2011, ILFC completed the acquisition of all the issued and outstanding shares of capital stock of AeroTurbine, Inc. (AeroTurbine) from AerCap, Inc. for an aggregate cash purchase price of $228 million. AeroTurbine is one of the world's largest providers of certified aircraft engines, aircraft and engine parts and supply chain solutions. In connection with the acquisition, ILFC also agreed to guarantee AeroTurbine's $425 million secured revolving credit facility, which had $269 million outstanding as of November 1, 2011 and matures on December 14, 2011.

Other Operations

Mortgage Guaranty

    UGC has continued to improve its new book of business through differentiated pricing and improved underwriting practices. In older books of business, primarily the 2005 to 2008 books, newly reported delinquencies continued to decline while increased claims severity and overturns on previously denied claims unfavorably affected results. UGC continued to deny claims and rescind coverage on loans (collectively referred to as rescissions) related to fraudulent or undocumented claims, underwriting guideline violations and other deviations

American International Group, Inc.

from contractual terms, mostly with respect to the 2006 and 2007 vintage books of business. These policy violations resulted in loan rescissions totaling $584 million of claims on first-lien business during the first nine months of 2011 compared to $515 million during the same period in 2010. Although rescissions will continue to have a positive effect on UGC's financial results, higher levels of appeals and overturns resulting from additional resources deployed by lenders and mortgage servicers to address loan documentation issues have unfavorably affected results. While these items may increase volatility in the future, AIG believes it has provided appropriate reserves for currently delinquent loans after consideration of rescissions and overturns, consistent with industry practice.

    Foreclosure moratoriums as a result of state attorneys general investigations into lenders' foreclosure practices and new financial regulations initiated in 2010 have slowed the reporting of claims from foreclosures. UGC's assumptions regarding future foreclosures on current delinquencies take into consideration this trend. UGC expects that this trend may continue and may negatively affect UGC's future financial results. Final resolution of these issues is uncertain and UGC cannot reasonably estimate the ultimate financial impact that any resolution, individually or collectively may have on its future results of operations or financial condition.

    In March 2011, federal regulators, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), issued a proposed risk retention rule that included a definition of a Qualified Residential Mortgage (QRM) whereby a maximum loan-to-value ratio (LTV) of 80 percent would be required for a home purchase transaction. The LTV is calculated without imputing any benefit from private mortgage insurance coverage that may be purchased for that loan. The final regulations could adversely impact UGC's volume of domestic first-lien new insurance written, depending on the final definition of a QRM, the maximum LTV allowed and the benefit, if any, ascribed to private mortgage insurance.

Global Capital Markets

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

Direct Investment Book

    MIP assets and liabilities and certain non-derivative assets and liabilities of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (AIGFP) (collectively the Direct Investment book or DIB) are currently managed on a collective program basis to limit the need for additional liquidity from AIG Parent. Liquidity requirements for the DIB are satisfied by transferring cash between AIG Parent and AIGFP as needed. Program management is focused on reducing and managing liquidity requirements, including contingent liquidity requirements arising from collateral posting requirements, for both derivative and debt positions of the DIB. As part of this program management, AIG may from time to time access the capital markets, subject to market conditions.

Retained Interests

    Retained Interests may continue to experience volatility due to fair value gains or losses on the AIA ordinary shares and the retained interest in ML III.

Corporate & Other

    In 2011, AIG completed the Recapitalization, executed transactions in the debt and equity capital markets and substantially completed its asset disposition plan. It is expected that declines in interest expense and disposition activity costs will be at least partially offset in the short term by increases in other corporate expenses, primarily attributable to corporate initiatives and efforts to continue improving internal controls and financial and operating technology platforms.

American International Group, Inc.

    On October 11, 2011, the Financial Stability Oversight Council (FSOC) published a second notice of proposed rulemaking and related interpretive guidance under the Dodd-Frank Act regarding the designation of non-bank systemically important financial institutions (SIFIs). The new proposal sets forth a three-stage determination process for designating non-bank SIFIs. In Stage 1, FSOC would apply a set of uniform quantitative thresholds to identify the nonbank financial companies that will be subject to further evaluation. Based on its financial condition as of September 30, 2011, AIG would meet the criteria in Stage 1 and would be subject to further evaluation by FSOC in the SIFI determination process. Because Stages 2 and 3 as proposed would involve qualitative judgment by FSOC, AIG cannot predict whether it would be designated as a non-bank SIFI under the proposed rule.

The remainder of this MD&A is organized as follows:

    AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q to assist readers seeking additional information related to a particular subject.

American International Group, Inc.

Results of Operations

Consolidated Results

The following table presents AIG's condensed consolidated results of operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Revenues:
Premiums	$9,829	$11,966	(18)%	$29,209	$33,953	(14)%
Policy fees	658	673	(2)	2,024	1,978	2
Net investment income	128	5,231	(98)	10,161	15,472	(34)
Net realized capital gains (losses)	412	(661)	-	(173)	(1,482)	88
Aircraft leasing revenue	1,129	1,186	(5)	3,419	3,609	(5)
Other income	560	1,060	(47)	2,188	2,794	(22)

Total revenues	12,716	19,455	(35)	46,828	56,324	(17)

Benefits, claims and expenses:
Policyholder benefits and claims incurred	8,333	10,050	(17)	25,378	27,386	(7)
Interest credited to policyholder account balances	1,134	1,125	1	3,349	3,361	-
Amortization of deferred acquisition costs	2,490	1,994	25	5,992	5,983	-
Other acquisition and insurance expenses	1,214	1,933	(37)	4,418	5,247	(16)
Interest expense	945	2,310	(59)	2,974	5,795	(49)
Aircraft leasing expenses	2,093	1,031	103	3,390	2,671	27
Loss on extinguishment of debt	-	-	-	3,392	-	-
Net (gain) loss on sale of properties and divested businesses	2	(4)	-	76	(126)	-
Other expenses	863	710	22	1,791	2,559	(30)

Total benefits, claims and expenses	17,074	19,149	(11)	50,760	52,876	(4)

Income (loss) from continuing operations before income tax expense (benefit)	(4,358)	306	-	(3,932)	3,448	-
Income tax expense (benefit)	(634)	486	-	(1,122)	1,044	-

Income (loss) from continuing operations	(3,724)	(180)	(1,969)	(2,810)	2,404	-
Income (loss) from discontinued operations, net of income tax expense (benefit)	(221)	(1,833)	88	1,395	(4,101)	-

Net loss	(3,945)	(2,013)	(96)	(1,415)	(1,697)	17

Less: Net income attributable to noncontrolling interests	164	504	(67)	585	1,693	(65)

Net loss attributable to AIG	$(4,109)	$(2,517)	(63)%	$(2,000)	$(3,390)	41%

    Significant fluctuations in line items for the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 are discussed below.

Premiums

    Premiums decreased in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 reflecting declines of $2.5 billion and $7.4 billion, respectively, as a result of the deconsolidation of AIA in the fourth quarter of 2010. The decline in premiums for the nine-month period ended September 30, 2011 compared to the same period in 2010 was partially offset by growth in Chartis premiums, primarily resulting from the consolidation of Fuji commencing in the third quarter of 2010 and foreign exchange rates.

American International Group, Inc.

Policy Fees

    Policy fees decreased slightly in the three-month period ended September 30, 2011 compared to the same period in 2010 primarily due to lower variable annuity fees on the separate account assets. This decrease is consistent with the decline in variable account assets as a result of declines in equity markets in the three month period ended September 30, 2011.

    Policy fees increased slightly for the nine-month period ended September 30, 2011 compared to the same period in 2010 primarily due to higher variable annuity fees on the separate account assets consistent with the growth in variable accounts assets as a result of positive equity market conditions in late 2010 and early 2011.

Net Investment Income

The following table summarizes the components of Net investment income:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Fixed maturity securities, including short-term investments	$3,024	$3,777	(20)%	$8,754	$10,975	(20)%
ML II	(43)	156	-	32	436	(93)
ML III	(931)	301	-	(854)	1,410	-
Change in fair value of AIA securities	(2,315)	-	-	268	-	-
Change in the fair value of MetLife securities prior to the sale	-	-	-	(157)	-	-
Other equity securities	75	93	(19)	156	252	(38)
Interest on mortgage and other loans	264	307	(14)	794	974	(18)
Partnerships	144	155	(7)	1,268	967	31
Mutual funds	(15)	(3)	(400)	46	(5)	-
Real estate	23	41	(44)	75	98	(23)
Other investments	32	90	(64)	153	380	(60)

Total investment income before policyholder income and trading gains	258	4,917	(95)	10,535	15,487	(32)
Policyholder investment income and trading gains	-	385	-	-	311	-

Total investment income	258	5,302	(95)	10,535	15,798	(33)
Investment expenses	130	71	83	374	326	15

Net investment income	$128	$5,231	(98)%	$10,161	$15,472	(34)%

    For the three-month period ended September 30, 2011, Net investment income decreased substantially from the same period in 2010 due to the following:

  •
  fair value losses on the AIA ordinary shares;

  •
  a decline in fair values of the Maiden Lane Interests; and

  •
  lower income from fixed maturity securities reflecting a lower level of invested assets, primarily due to the effect of the deconsolidation of AIA in the fourth quarter of 2010.

    For the nine-month period ended September 30, 2011, Net investment income decreased due to the following:

  •
  a decline in fair values of the Maiden Lane Interests;

  •
  lower income from fixed maturity securities reflecting a lower level of invested assets, primarily due to the effect of the deconsolidation of AIA in the fourth quarter of 2010; and

  •
  fair value losses on the MetLife securities prior to their sale in March 2011.

American International Group, Inc.

    These were partially offset by fair value gains on the AIA ordinary shares and higher income from partnership investments, particularly in the first six months of 2011.

Net Realized Capital Gains (Losses)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Sales of fixed maturity securities	$601	$833	(28)%	$1,358	$1,306	4%
Sales of equity securities	20	141	(86)	160	404	(60)
Other-than-temporary impairments:
Severity	(25)	(5)	(400)	(46)	(54)	15
Change in intent	(4)	(340)	99	(8)	(361)	98
Foreign currency declines	(8)	(17)	53	(13)	(21)	38
Issuer-specific credit events	(456)	(461)	1	(846)	(1,833)	54
Adverse projected cash flows	(3)	(1)	(200)	(19)	(2)	(850)
Provision for loan losses	43	(88)	-	7	(289)	-
Change in the fair value of MetLife securities prior to the sale	-	-	-	(191)	-	-
Foreign exchange transactions	611	(1,243)	-	(426)	262	-
Derivative instruments	(337)	562	-	117	(835)	-
Other	(30)	(42)	29	(266)	(59)	(351)

Net realized capital gains (losses)	$412	$(661)	-%	$(173)	$(1,482)	88%

    AIG recorded Net realized capital gains in the three-month period ended September 30, 2011 compared to Net realized capital losses in the same period of 2010 due to the following:

  •
  gains on sales of fixed maturity securities as part of AIG's portfolio repositioning strategy;

  •
  foreign exchange transaction gains incurred compared to losses in the same period in 2010 primarily from the strengthening of the U.S. dollar against the Euro, British pound and Swiss franc; and

  •
  lower other-than-temporary-impairment charges from change in intent.

    These gains were partially offset by losses from derivative instruments not designated for hedge accounting compared to gains in the year-ago period resulting from the strengthening of the U.S. dollar against the Euro and British pound, as well as a decrease in interest rates.

    AIG recorded a decline in Net realized capital losses in the nine-month period ended September 30, 2011 compared to the same period in 2010 due to the following:

  •
  gains on sales of fixed maturity securities as part of AIG's portfolio repositioning strategy;

  •
  gains from derivative instruments not designated for hedge accounting compared to losses in the year-ago period which resulted from the weakening of the U.S. dollar against the Swiss franc; and

  •
  lower other-than-temporary impairment charges from issuer-specific credit events and changes in intent.

    These gains were partially offset by foreign exchange transaction losses incurred compared to gains in the same period last year primarily from the weakening of the U.S. dollar against the Swiss franc.

Aircraft Leasing Revenue

    Aircraft leasing revenue decreased slightly in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 due to a reduction in ILFC's average fleet size resulting from sales of aircraft and the impact of lower lease rates on used aircraft. For the three-month period ended September 30, 2011, ILFC had an average of 934 aircraft in its fleet, compared to 943 for the three-month period ended September 30, 2010. For the nine-month period ended September 30, 2011, ILFC had an average of 933 aircraft in its fleet, compared to 968 for the nine-month period ended September 30, 2010.

American International Group, Inc.

Other Income

    The decline in Other income for the three-month period ended September 30, 2011 compared to the same period in 2010 was driven by unrealized market valuation adjustments on the AIGFP super senior credit default swap portfolio and credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits.

    The decline in Other income for the nine-month period ended September 30, 2011 compared to the same period in 2010 was driven by credit valuation adjustments on Direct Investment book assets and liabilities as well as unrealized market valuation adjustments on the AIGFP super senior credit default swap portfolio and credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits. This decline was partially offset by credit valuation adjustments on AIGFP's derivative assets and liabilities as well as lower levels of real estate investment impairment charges and gains on real estate asset divestments.

    For the first nine months of 2011, Other income was also impacted by the effect of deconsolidation of certain portfolio investments and the sale of AIG's third party asset management business in the first quarter of 2010. Additionally, the first nine months of 2010 also reflected a bargain purchase gain of $332 million recognized in the first quarter of 2010 related to the acquisition of Fuji. See Note 5 to the Consolidated Financial Statements.

    See Segment Results — Other Operations — Other Operations Results — Global Capital Markets Results and Critical Accounting Estimates — Level 3 Assets and Liabilities and Note 6 to the Consolidated Financial Statements.

Policyholder Benefits and Claims Incurred

    The declines in Policyholder benefits and claims incurred for the three and nine months ended September 30, 2011 reflected declines of $2.6 billion and $6.6 billion related to the deconsolidation of AIA. These declines were partially offset in the three and nine months ended September 30, 2011 by the effect of Chartis' consolidation of Fuji and increased catastrophe losses, including Hurricane Irene in the third quarter of 2011, the U.S. tornadoes in the second quarter of 2011, and the Tohoku Catastrophe in the first quarter of 2011.

Amortization of Deferred Acquisition Costs

    The increase in Amortization of deferred acquisition costs in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 resulted primarily from increases in amortization for SunAmerica related to weaker equity market conditions. Amortization also increased as a result of the consolidation of Fuji commencing in the third quarter of 2010, which was partially offset by the deconsolidation of AIA in the fourth quarter of 2010.

Other Acquisition and Insurance Expenses

    Other acquisition and insurance expenses decreased in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 as a result of the deconsolidation of AIA in the fourth quarter of 2010, partially offset by the consolidation of Fuji commencing in the third quarter of 2010.

Interest Expense

    Interest expense decreased in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 primarily as a result of the repayment and termination of the FRBNY Credit Facility on January 14, 2011. See Note 1 to the Consolidated Financial Statements for further discussion.

Aircraft Leasing Expenses

    During the three-month period ended September 30, 2011, ILFC recorded impairment charges, fair value adjustments and lease-related charges of $1.5 billion compared to charges of $465 million in the same period in 2010. During the nine-month period ended September 30, 2011, ILFC recorded impairment charges, fair value adjustments and lease-related charges of $1.7 billion compared to charges of $962 million in the same period in 2010. See Segment Results — Aircraft Leasing Operations — Aircraft Leasing Results for additional information.

American International Group, Inc.

Loss on Extinguishment of Debt

    The loss on extinguishment of debt for the nine-month period ended September 30, 2011 includes:

  •
  a $61 million loss on the extinguishment of debt resulting from ILFC's completion of tender offers to purchase notes on June 17, 2011;

  •
  an $18 million loss from the extinguishment of debt associated with AIG's Equity Units during the second quarter of 2011; and

  •
  a $3.3 billion charge primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility on January 14, 2011. See Note 1 to the Consolidated Financial Statements for further discussion.

Other Expenses

    Other expenses include expenses associated with Global Capital Markets, Direct Investment book and other corporate expenses. Other expenses increased in the three-month period ended September 30, 2011 compared to the same period in 2010, due to severance expenses and asset write-offs relating to infrastructure consolidation initiatives and an increase in the provision for legal contingencies. Other expenses decreased in the nine-month period ended September 30, 2011 compared to the same period in 2010 due to lower securities-related litigation charges and lower operating costs due to the effect of deconsolidation in 2010 of certain portfolio investments and the 2010 sale of AIG's third party asset management business.

Income Taxes

Interim Tax Calculation Method

    In the first quarter of 2011, AIG began using the estimated annual effective tax rate method in computing its interim tax provisions. The recent stabilization of operations and expected financial results allow AIG to estimate the annual effective tax rate to be applied to year-to-date income.

    From the third quarter of 2008 through December 31, 2010, the discrete-period method was used to compute the interim tax provisions due to the significant variations in the customary relationship between income tax expense and pre-tax accounting income.

    The estimated annual effective tax rates for the three- and nine-month periods ended September 30, 2011 exclude the tax effects of current year losses of the U.S. consolidated income tax group and, in Japan, Fuji. The related tax benefit with respect to these jurisdictions is currently projected to be offset by an increase in the valuation allowance prior to intraperiod tax allocation.

    Certain items, including losses in jurisdictions where no corresponding tax benefit is available, and those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three- and nine-month periods ended September 30, 2011, the tax effects related to the U.S. consolidated income tax group and Fuji, foreign realized capital gains and losses, and divestiture gains or losses were treated as discrete items.

Interim Tax Expense (Benefit)

    For the three- and nine-month periods ended September 30, 2011, the effective tax rates on pretax loss from continuing operations were 14.5 and 28.5 percent, respectively. The tax benefit was primarily due to a decrease in the valuation allowance attributable to the anticipated inclusion of ALICO SPV within the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and effective settlements of certain uncertain tax positions, partially offset by an increase in the valuation allowance attributable to continuing operations.

    For the nine-month period ended September 30, 2011, AIG recorded an increase in the U.S. consolidated income tax group valuation allowance of $1.2 billion. The entire $1.2 billion increase in the valuation allowance

American International Group, Inc.

was allocated to continuing operations. This allocation was based on the primacy of continuing operations, which requires a net increase in valuation allowance to be attributed to continuing operations to the extent of the related deferred tax benefit attributable to continuing operations. The amount allocated to continuing operations also included the decrease to the valuation allowance attributable to the anticipated inclusion of ALICO SPV within the U.S. consolidated income tax group.

    For the three- and nine-month periods ended September 30, 2010, the effective tax rates on pre-tax income from continuing operations were 158.8 percent and 30.3 percent, respectively. The effective tax rate for the three-month period ended September 30, 2010 attributable to continuing operations was primarily related to the effect of foreign operations, nondeductible losses, realized gains resulting from transfers of subsidiaries, and uncertain tax positions, partially offset by a net reduction of the valuation allowance and by the tax benefit associated with tax exempt interest. The effective tax rate for the nine-month period ended September 30, 2010 attributable to continuing operations was primarily related to the effect of foreign operations, nondeductible losses and realized gains resulting from transfers of subsidiaries, partially offset by the bargain purchase gain associated with the acquisition of Fuji, the tax benefits associated with tax exempt interest income, and a reduction in the valuation allowance.

    See Note 14 to the Consolidated Financial Statements for additional information.

Discontinued Operations

Income (loss) from Discontinued Operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Foreign life insurance businesses	$(21)	$(154)	$1,133	$(2,165)
AGF	-	(393)	-	(144)
Net gain (loss) on sale	43	(1,970)	945	(2,371)
Consolidation adjustments	-	154	(1)	(209)
Interest allocation	-	(19)	(2)	(57)

Income (loss) from discontinued operations	22	(2,382)	2,075	(4,946)
Income tax expense (benefit)	243	(549)	680	(845)

Income (loss) from discontinued operations, net of tax	$(221)	$(1,833)	$1,395	$(4,101)

    Results from discontinued operations for the nine months ended September 30, 2011 include a pre-tax gain of $2.0 billion on the sale of AIG Star and AIG Edison. Results from discontinued operations for the nine months ended September 30, 2010 include a goodwill impairment charge of $3.3 billion related to goodwill that had been allocated to ALICO and a goodwill impairment charge of $1.3 billion for the three and nine months ended September 30, 2010 related to the sale of AIG Star and AIG Edison.

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

American International Group, Inc.

 The following table summarizes the operations of each reportable segment. See also Note 3 to the Consolidated Financial Statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Total revenues:
Chartis	$10,182	$9,397	8%	$30,273	$27,482	10%
SunAmerica	3,582	3,944	(9)	11,317	10,147	12
Aircraft Leasing	1,117	1,190	(6)	3,411	3,579	(5)

Total reportable segments	14,881	14,531	2	45,001	41,208	9
Other Operations	(2,433)	4,881	-	1,864	15,655	(88)
Consolidation and eliminations	268	43	523	(37)	(539)	93

Total	12,716	19,455	(35)	46,828	56,324	(17)

Pre-tax income (loss):
Chartis	498	865	(42)	910	3,226	(72)
SunAmerica	309	998	(69)	2,024	1,413	43
Aircraft Leasing	(1,329)	(214)	(521)	(1,122)	(122)	(820)

Total reportable segments	(522)	1,649	-	1,812	4,517	(60)
Other Operations	(3,943)	(1,568)	(151)	(5,853)	(1,121)	(422)
Consolidation and eliminations	107	225	(52)	109	52	110

Total	$(4,358)	$306	-%	$(3,932)	$3,448	-%

Chartis Operations

    Chartis, AIG's property and casualty insurance operation, offers a broad range of commercial and consumer insurance products and services worldwide. During the third quarter of 2011, Chartis completed the previously announced reorganization of its operations. Under the new structure, Chartis now presents its financial information in two operating segments — Commercial Insurance and Consumer Insurance, as well as a Chartis Other category. Prior to the third quarter of 2011, Chartis presented its financial information in two primary operating segments, Chartis U.S. and Chartis International.

    Commercial Insurance — Distributed primarily through insurance brokers to businesses. Major lines of business include property, casualty, financial and specialty (including aerospace, environmental, marine, export credit and political risk coverages, and various product offerings to small and medium enterprises (SME)).

    Consumer Insurance — Primarily sells its products to individual consumers or groups of consumers through individual agents, brokers, and on a direct-to-consumer basis. Offerings within Consumer Insurance include accident & health (A&H), personal property and casualty lines, and life insurance.

    Complementing this structure, Chartis is organized into four principal regions: U.S. and Canada, Europe, Far East, and Growth Economies.

    Chartis Other consists primarily of certain run-off lines of business, including Excess Workers' Compensation and Asbestos, certain Chartis expenses relating to global initiatives, expense allocations from AIG Parent not attributable to the Commercial Insurance or Consumer Insurance operating segments, net investment income, realized capital gains and losses, bargain purchase gains relating to the purchase of Fuji and gains relating to the sale of properties.

    During 2011, as part of its on-going initiatives to reduce exposure to capital intensive long-tail lines, Chartis determined to cease writing Excess Workers' Compensation business as a stand-alone product. Based on this decision, Chartis further determined that this legacy line of business would be included in Chartis Other and not included in the ongoing Commercial Insurance operating results.

American International Group, Inc.

Chartis Results

The following table presents Chartis results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Underwriting results:
Net premiums written	$8,659	$8,598	1%	$26,992	$24,034	12%
(Increase) decrease in unearned premiums	384	(1)	-	(265)	(63)	(321)

Net premiums earned	9,043	8,597	5	26,727	23,971	11
Claims and claims adjustment expenses incurred	6,838	6,109	12	21,274	17,143	24
Underwriting expenses	2,787	2,423	15	8,030	7,113	13

Underwriting profit (loss)	(582)	65	-	(2,577)	(285)	(804)

Investing and other results:
Net investment income	1,024	1,007	2	3,345	3,191	5
Net realized capital gains (losses)	57	(207)	-	143	(12)	-
Bargain purchase gain	-	-	-	-	332	-
Other income	58	-	-	58	-	-
Other expenses	(59)	-	-	(59)	-	-

Pre-tax income	$498	$865	(42)%	$910	$3,226	(72)%

    Underwriting profit is derived by reducing net premiums earned by claims and claims adjustment expenses incurred and underwriting expenses. Net premiums written are initially deferred and earned based upon the terms of the underlying policies for short duration contracts. The unearned premium reserve constitutes deferred revenues which are generally recognized in earnings ratably over the policy period. Net premiums written for long duration contracts are recognized when due from the policyholder. Net premiums written reflect the premiums retained after purchasing reinsurance protection.

    Chartis, along with most property and casualty insurance companies, uses the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. The loss ratio is the sum of claims and claims adjustment expenses divided by net premiums earned. The expense ratio is underwriting expenses, which consist of acquisition costs plus other insurance expenses, divided by net premiums earned. The combined ratio is a sum of the loss ratio and expense ratio. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of claims, claims adjustment expenses, and other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates an underwriting profit and over 100 indicates an underwriting loss.

    The underwriting environment varies from country to country, as does the degree of litigation activity, all of which affects such ratios. Regulation, product type and competition have a direct effect on pricing and consequently on profitability as reflected in underwriting profit and the combined ratio.

    Going forward, Chartis will continue to assess the performance of its operating segments based in part on underwriting income. However, Chartis is implementing a risk-adjusted profitability model which will serve as its primary business performance measure when it is fully deployed. Along with underwriting results, this model incorporates elements of capital allocations, costs of capital, and components of net investment income. When the model is fully deployed, components of net investment income will be included in each of the Chartis operating segments. As noted above, net investment income is included only in the Chartis Other category at this time. Chartis expects that its risk-adjusted profitability model will be fully deployed in the first quarter of 2012.

    For the nine-month period ended September 30, 2011, results reflect the effects of three quarters of Fuji operations while the corresponding 2010 period reflects the effects of Fuji for only one quarter. Chartis acquired

American International Group, Inc.

control of Fuji on March 31, 2010. However, Fuji's financial information is reported on a one-quarter lag. As a result, Fuji's operating results were included in the Chartis results beginning on July 1, 2010.

Chartis Net Premiums Written

    Net premiums written are the sales revenue of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is part of the unearned premium reserve.

The following table presents Chartis net premiums written by major line of business:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Commercial Insurance:
Casualty	$2,396	$2,763	(13)%	$7,657	$7,638	-%
Property	1,035	831	25	3,434	2,783	23
Specialty	878	787	12	2,709	2,538	7
Financial lines	984	954	3	3,159	2,981	6

Total Commercial Insurance	5,293	5,335	(1)	16,959	15,940	6

Consumer Insurance:
Accident & health	1,584	1,451	9	4,606	4,127	12
Personal lines	1,603	1,625	(1)	4,864	3,743	30
Life insurance	178	147	21	532	147	262

Total Consumer Insurance	3,365	3,223	4	10,002	8,017	25

Other	1	40	(98)	31	77	(60)

Total net premiums written	$8,659	$8,598	1%	$26,992	$24,034	12%

The following table presents the effect of the acquisition of Fuji on Chartis net premiums written:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Chartis Net Premiums Written:
Commercial Insurance, other than Fuji	$5,249	$5,292	$16,719	$15,897
Consumer Insurance, other than Fuji	2,492	2,399	7,403	7,193

Total net premiums written, other than Fuji	7,741	7,691	24,122	23,090

Fuji Commercial Insurance	44	43	240	43
Fuji Consumer Insurance	873	824	2,600	824

Total Fuji net premiums written	917	867	2,840	867

Total Commercial Insurance	5,293	5,335	16,959	15,940
Total Consumer Insurance	3,365	3,223	10,002	8,017
Total Other	1	40	31	77

Total net premiums written	$8,659	$8,598	$26,992	$24,034

    Overall, Chartis' net premiums written for the three-month period ended September 30, 2011 increased due in large part to the effect of foreign currency exchange rates (see table below).

American International Group, Inc.

    Excluding the effects of foreign currency exchange rates, Commercial Insurance net premiums written were down. This decline is due in large part to certain management initiatives within Commercial Insurance designed to provide for a more effective use of capital, including:

  •
  restructuring the renewals of certain Commercial Casualty loss sensitive programs from a retrospectively rated premium structure to a loss reimbursement deductible structure; and

  •
  management's decision to cease writing Excess Workers' Compensation business as a stand-alone product.

    The effect of these actions decreased premiums in the three- and nine-month periods ended September 30, 2011 by approximately $323 million and $422 million, respectively. However, given the capital intensive nature of these classes of casualty business, Chartis expects that over time, these actions will improve its overall return on equity and cost of capital efficiency metrics.

    Partially offsetting these declines are increases in Property and Specialty net premiums written due primarily to increased property rates within the U.S. and Canada and Far East regions and higher new business and retention ratios.

    Growing the higher margin Consumer Insurance business continues to be a key Chartis strategy. Excluding the effects of foreign exchange, for the three months ended September 30, 2011, Consumer Insurance net premiums written declined. Where Consumer line programs do not meet internal performance or operating targets, management takes appropriate remedial actions, which included in the first quarter of 2011, the decision to de-emphasize two specific programs, resulting in expected declines within Consumer Insurance for both the three and nine months ended September 30, 2011 in the U.S. and Canada region.

    The nine-month period ended September 30, 2011 reflects net premiums written related to Fuji of $2.8 billion compared to $867 million in the same period of 2010. The nine-month period ended September 30, 2011 also reflects the effects of overall improvements in ratable exposures (i.e., asset values, payrolls and sales), general pricing improvement and retrospective premium adjustments on loss-sensitive contracts. Additionally, during 2010, Chartis entered into a three-year reinsurance agreement, secured through the issuance of catastrophe bonds, which provides protection from U.S. hurricanes and earthquakes and reduced 2010 net premiums written by approximately $104 million.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on Chartis net premiums written:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011 vs. 2010	2011 vs. 2010

Increase (decrease) in original currency*	(3.5)%	9.1%
Foreign exchange effect	4.2	3.2

Increase as reported in U.S. dollars	0.7%	12.3%

*
Computed using a constant exchange rate for each period.

American International Group, Inc.

 Chartis Underwriting Ratios

The following table summarizes the Chartis combined ratios based on GAAP data and the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss-sensitive contracts on the Chartis consolidated loss and combined ratios:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2011	2010		2011	2010

Loss ratio	75.6	71.1	4.5	79.6	71.5	8.1
Catastrophe losses and reinstatement premiums	(6.4)	(0.9)	(5.5)	(10.6)	(3.6)	(7.0)
Prior year development net of premium adjustments and including reserve discount	(0.8)	(2.1)	1.3	(0.5)	(0.3)	(0.2)

Loss ratio, as adjusted	68.4	68.1	0.3	68.5	67.6	0.9

Expense ratio	30.8	28.2	2.6	30.0	29.7	0.3

Combined ratio	106.4	99.3	7.1	109.6	101.2	8.4
Catastrophe losses and reinstatement premiums	(6.4)	(0.9)	(5.5)	(10.6)	(3.6)	(7.0)
Prior year development net of premium adjustments and including reserve discount	(0.8)	(2.1)	1.3	(0.5)	(0.3)	(0.2)

Combined ratio, adjusted	99.2	96.3	2.9	98.5	97.3	1.2

Quarterly & Year-to-Date Loss Ratios

    The increase in the loss ratio in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 reflects the effect of increased catastrophe losses in those periods as shown in the table below.

    For the three-month period ended September 30, 2011, Chartis recorded net adverse prior year development of $62 million (net of additional premium adjustments of $25 million relating to loss-sensitive insurance contracts and including a reserve discount charge of $7 million). During the corresponding three-month period in 2010, Chartis recorded net adverse prior year loss development of $168 million (net of additional premium adjustments of $40 million relating to loss-sensitive contracts and including a reserve discount benefit of $153 million).

    For the three-month period ended September 30, 2011, the overall adjusted loss ratio increased primarily due to:

  •
  An increase in the 2011 accident year loss ratio for the Specialty Workers' Compensation and Excess Casualty business (within the U.S. and Canada region) and the Primary Casualty and Professional Indemnity businesses (within the Europe region) as a result of the current year loss ratios established in connection with the 2010 loss reserve study; and

  •
  The acquisition of Fuji, which for the three- and nine-month periods ended September 30, 2011 reported an adjusted loss ratio (excluding the effects of catastrophes, prior year development and reinstatement premiums) of 69.9 and 70.7, respectively.

    These increases were partially offset by an improvement in the current accident year loss ratio within A&H class of business, largely reflecting the effects of underwriting improvement actions initiated within the Far East region.

American International Group, Inc.

    For the nine-month period ended September 30, 2011, Chartis recorded net adverse prior year development of $85 million (net of additional premium adjustments of $153 million relating to loss-sensitive insurance contracts and including a reserve discount charge of $49 million) compared to $77 million (including returned premium adjustments of $18 million relating to loss-sensitive contracts and net of a reserve discount benefit of $153 million) in the corresponding 2010 period.

    In addition to the items noted above, for the nine-month period ended September 30, 2011, the overall adjusted loss ratio increased primarily due to an increase on losses in short tail lines.

The following table presents Chartis catastrophe losses by major event:

	2011				2010
(in millions)	Commercial Insurance	Consumer Insurance	Other	Total	Commercial Insurance	Consumer Insurance	Other	Total

Three Months Ended September 30,
Event:
Hurricane Irene	$305	$67	$-	$372	$-	$-	$-	$-
All other events*	178	55	-	233	67	5	-	72

Claims and claim expenses	483	122	-	605	67	5	-	72
Reinstatement premiums	(31)	-	-	(31)	-	-	-	-

Total catastrophe-related charges	$452	$122	$-	$574	$67	$5	$-	$72

Nine Months Ended September 30,
Event:
Tohoku Catastrophe	$726	$546	$-	$1,272	$-	$-	$-	$-
New Zealand Christchurch earthquake (February 2011)	300	6	-	306	-	-	-	-
Chile earthquake	-	-	-	-	291	3	-	294
Midwest & Southeast U.S. tornadoes	368	14	-	382	-	-	-	-
Hurricane Irene	305	67	-	372	-	-	-	-
All other events*	439	47	-	486	506	63	-	569

Claims and claim expenses	2,138	680	-	2,818	797	66	-	863
Reinstatement premiums	22	-	-	22	10	-	-	10

Total catastrophe-related charges	$2,160	$680	$-	$2,840	$807	$66	$-	$873

*
Events shown in the above table are catastrophic events the net impact of which on Chartis is in excess of $200 million each. All other events includes two events in the three-month period and 12 events in the nine-month period ended September 30, 2011, that are considered catastrophic but the net impact of which remains below the $200 million itemization threshold.

Quarterly & Year-to-Date Expense Ratios

    The expense ratio increased for the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010, primarily due to the effects of foreign exchange, an increase in amortization of deferred acquisition costs for Fuji, changes in the mix of business and investment in strategic initiatives.

    Chartis recorded amortization of deferred acquisition costs for Fuji of $112 million for the three-month period ended September 30, 2011 compared to $25 million for the same period in 2010. The increase was due to the amortization of costs that were deferred beginning after the acquisition of Fuji in 2010.

    Management continues to execute on its strategy to grow its higher margin and less capital intensive lines of business. For the nine-month period ended September 30, 2011, Consumer Insurance represented 37 percent of the Chartis net premiums written compared to 33 percent in the comparable prior year period. Consumer Insurance generally has higher acquisition costs than Commercial Insurance, and as a result, the overall expense ratio increased due to the business mix change.

American International Group, Inc.

    Chartis also increased investments in a number of strategic initiatives during 2011, including the implementation of improved regional governance and risk management capabilities, the implementation of global accounting and claims systems, preparation for Solvency II and certain other legal entity restructuring initiatives.

Commercial Insurance

    Commercial Insurance distributes its products through a network of agencies, independent retail and wholesale brokers, and branches. These products are categorized into four major lines of business:

  •
  Casualty:  Includes general liability, commercial automobile liability, workers' compensation, excess casualty and crisis management coverages. Also includes insurance and risk management programs for large corporate customers and other customized structured insurance products.

  •
  Property:  Includes industrial and commercial property insurance products, which cover exposures to man-made and natural disasters.

  •
  Specialty:  Includes environmental, political risk, export credit, SME, surety, marine, and aerospace coverages.

  •
  Financial:  Includes various forms of professional liability insurance, including director and officer (D&O), fidelity, employment practices, fiduciary liability, kidnap and ransom, and errors and omissions coverages that protect individual insureds and corporate entities.

Commercial Insurance Results

The following table presents Commercial Insurance results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Underwriting results:
Net premiums written	$5,293	$5,335	(1)%	$16,959	$15,940	6%
(Increase) decrease in unearned premiums	415	92	351	(140)	234	-

Net premiums earned	5,708	5,427	5	16,819	16,174	4
Claims and claims adjustment expenses incurred	4,668	4,030	16	14,416	12,287	17
Underwriting expenses	1,514	1,332	14	4,272	4,060	5

Pre-tax income (loss)	$(474)	$65	-%	$(1,869)	$(173)	(980)%

Commercial Insurance Net Premiums Written

    Commercial Insurance net premiums written decreased in the three-month period ended September 30, 2011 compared to the same period in 2010, primarily due to:

  •
  The effects of foreign currency exchange rates. Excluding the effects of foreign currency exchange rates, Commercial Insurance net premiums written was down; and

  •
  Restructuring the renewals of certain Commercial Casualty loss sensitive programs from a retrospectively rated premium structure to a loss reimbursement deductible structure. Premium and claims adjustments under a retrospectively rated premium structure can fluctuate significantly, should losses within the stipulated loss occurrence limit vary from the initial estimates made at the program's inception. Given the policy form of the deductible structure, changes in loss emergence that varies from initial estimates are adjusted through deductible recoveries. The deductible structure, relative to retrospectively rated programs, results in reductions to net premiums written and corresponding claim reserves at renewal. However, the overall reduction in net premium written and claim reserves has a corresponding decrease in the capital required to support this business. For the three-month period ended September 30, 2011, the decline in net

American International Group, Inc.

    premiums written relating to this initiative was approximately $297 million. However, given the capital intensive nature of this class of business, Chartis expects that over time, this action will improve its overall return on equity and cost of capital efficiency metrics.

    Offsetting these reductions were increases in the Property, Specialty and Financial lines of business. The increase in Property relates primarily to rate increases within the U.S. and Canada and Far East regions, which serves to increase premiums with no corresponding increase in loss exposure. Increases in Specialty and Financial lines reflect the effects of increases within the Growth Economies region and higher new business submission and premium retention levels. Chartis experienced an overall improving rate environment in the third quarter of 2011.

    For the nine months ended September 30, 2011, the overall increase in Commercial Insurance net premiums written is due to:

  •
  An increase of $171 million compared to the corresponding 2010 period within the Commercial Casualty loss-sensitive business. Loss-sensitive business relates to policies whose premiums vary with the level of underlying losses. Accordingly, for the nine-month period ended September 30, 2011, additional premiums of $153 million were recorded because a comparable amount of additional prior year losses were recognized. Conversely, the corresponding 2010 period reflects the effects of return premiums of $18 million because loss experience emerged more favorably;

  •
  Improvements in ratable exposures (i.e., asset values, payrolls and sales), general rate improvement, more specifically in Specialty Workers' Compensation (within the U.S. and Canada region);

  •
  Continued growth and market penetration across all countries in the Growth Economies region;

  •
  Increases in Property lines as a result of continued positive pricing trends in the U.S. and Canada and Far East regions. Additionally, the corresponding 2010 period reflects the effects of a three-year reinsurance agreement, secured through catastrophe bonds, which provided protection from U.S. hurricanes and earthquakes and reduced 2010 net premiums written by approximately $104 million; and

  •
  One large errors and omissions policy issued within the U.S. and Canada region.

    Offsetting these increases was a $396 million decrease in net premiums written relating to the change of certain policy forms at renewal from retrospectively rated premium structures to a loss reimbursement deductible structures.

Commercial Insurance business is transacted in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Commercial Insurance net premiums written:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011 vs. 2010	2011 vs. 2010

Increase (decrease) in original currency*	(3.2)%	5.0%
Foreign exchange effect	2.4	1.4

Increase (decrease) as reported in U.S. dollars	(0.8)%	6.4%

*
Computed using a constant exchange rate for each period.

American International Group, Inc.

Commercial Insurance Underwriting Ratios

The following table presents the Commercial Insurance combined ratios based on GAAP data and the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss-sensitive contracts on the Commercial Insurance consolidated loss and combined ratios:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2011	2010		2011	2010

Loss ratio	81.8	74.3	7.5	85.7	76.0	9.7
Catastrophe losses and reinstatement premiums	(8.1)	(1.2)	(6.9)	(12.8)	(5.0)	(7.8)
Prior year development net of premium adjustments and including reserve discount	(0.3)	(1.0)	0.7	0.2	0.5	(0.3)

Loss ratio, as adjusted	73.4	72.1	1.3	73.1	71.5	1.6

Expense ratio	26.5	24.5	2.0	25.4	25.1	0.3

Combined ratio	108.3	98.8	9.5	111.1	101.1	10.0
Catastrophe losses and reinstatement premiums	(8.1)	(1.2)	(6.9)	(12.8)	(5.0)	(7.8)
Prior year development net of premium adjustments and including reserve discount	(0.3)	(1.0)	0.7	0.2	0.5	(0.3)

Combined ratio, as adjusted	99.9	96.6	3.3	98.5	96.6	1.9

Quarterly & Year-to-Date Loss Ratios

    The increase in the loss ratio in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 reflects the effect of increased catastrophe losses in those periods as shown in the table above.

    For the three-month period ended September 30, 2011, Commercial Insurance recorded net adverse prior year development of $15 million (net of additional premium adjustments of $25 million relating to loss-sensitive insurance contracts). During the corresponding period in 2010, Commercial Insurance recorded net adverse prior year loss development of $44 million (net of additional premium adjustments of $40 million relating to loss-sensitive contracts and including a reserve discount benefit of $100 million).

    For the nine-month period ended September 30, 2011, Commercial Insurance recorded net favorable prior year development of $54 million (net of additional premium adjustments of $153 million relating to loss-sensitive insurance contracts). During the corresponding period in 2010, Commercial Insurance recorded net favorable prior year loss development of $81 million (net of returned premium adjustments of $18 million relating to loss-sensitive contracts and including a reserve discount benefit of $100 million).

    For the three- and nine-month periods ended September 30, 2011, the overall adjusted loss ratio increased primarily due to an increase in the 2011 accident year loss ratio for the Specialty Workers' Compensation and Excess Casualty business (within the U.S. and Canada region) and the Primary Casualty and Professional Indemnity lines (within the Europe region) as a result of the current year loss ratios established in connection with the 2010 loss reserve study. In addition, for the nine months ended September 30, 2011, the overall adjusted loss ratio increased due to an increase in losses on short tail lines, most notably within Property lines.

    For a more detailed discussion of Net Prior Year Loss Development, see the Liability for Unpaid Claims and Claims Adjustment Expense section that follows.

American International Group, Inc.

Quarterly & Year-to-Date Expense Ratios

    For the three- and nine-month periods ended September 30, 2011, the overall increase in the expense ratio is due to the effects of foreign exchange and an overall increase in certain acquisition expenses, most notably within Property Lines. In addition, the increase in expense ratio reflects the effects of continued enhancements to regional governance, risk management capabilities and investments within countries in the Growth Economies region.

Consumer Insurance

    Consumer Insurance distributes its products through agents and brokers, as well as through direct marketing, partner organizations and the internet. Consumer Insurance products are categorized into three major lines of business:

  •
  Accident & Health:  Includes voluntary and sponsor-paid personal accidental and supplemental health products, including accidental death and disability, accidental medical reimbursement, hospital indemnity and medical excess for individuals, employees, associations and other organizations. It also includes a broad range of travel insurance products and services for leisure and business travelers, including trip cancellation, trip interruption, lost baggage, travel assistance and concierge services.

  •
  Personal Lines:  Includes automobile, homeowners and extended warranty insurance. It also includes coverages for high net worth individuals (offered through the Chartis Private Client Group), including umbrella, yacht and fine art and consumer specialty products, such as identity theft and credit card protection.

  •
  Life Insurance:  Includes life products offered through Fuji.

Consumer Insurance Results

The following table presents Consumer Insurance results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Underwriting results:
Net premiums written	$3,365	$3,223	4%	$10,002	$8,017	25%
Increase in unearned premiums	(43)	(75)	43	(153)	(287)	47

Net premiums earned	3,322	3,148	6	9,849	7,730	27
Claims and claims adjustment expenses incurred	2,143	1,940	10	6,698	4,640	44
Underwriting expenses	1,224	1,061	15	3,566	2,934	22

Pre-tax income (loss)	$(45)	$147	-%	$(415)	$156	-%

Consumer Insurance Net Premiums Written

    Growing the higher margin Consumer Insurance business continues to be a key Chartis strategy. Consumer Insurance net premiums written increased 4 percent in the three-month period ended September 30, 2011 compared to the same period in 2010, primarily due to the following:

  •
  Accident & Health business grew 9 percent, including the effect of foreign exchange. Far East region continued to implement favorable marketing programs and benefited from rate increases implemented in 2010. Growth was also demonstrated in the Growth Economies region.

  •
  Personal Lines business declined slightly, one percent, including the effect of foreign exchange. In the U.S. and Canada region, management de-emphasized two specific programs that did not meet internal

American International Group, Inc.

    performance targets, resulting in expected declines for both the three and nine months ended September 30, 2011.

  •
  Life business increased 21 percent, including the effect of foreign currency exchange rates on account of the execution of new business strategies at Fuji.

  •
  Excluding the effects of foreign exchange, for the three months ended September 30, 2011, Consumer Insurance net premiums written were down.

    In the nine months ended September 30, 2011, Consumer Insurance grew net premiums written by 25 percent. These results reflect the effects of three quarters of Fuji net premiums written while the corresponding 2010 period reflects the effects of Fuji for only one quarter.

Consumer Insurance business is transacted in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Consumer Insurance net premiums written:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011 vs. 2010	2011 vs. 2010

Increase (decrease) in original currency(a)(b)	(2.8)%	18.0%
Foreign exchange effect	7.2	6.8

Increase (decrease) as reported in U.S. dollars	4.4%	24.8%

(a)
Computed using a constant exchange rate for each period.

(b)
Substantially all of the increase for the nine-month period was attributable to the Fuji acquisition.

Consumer Insurance Underwriting Ratios

The following table presents the Consumer Insurance combined ratios based on GAAP data and the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss-sensitive contracts on the Consumer Insurance consolidated loss and combined ratios:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2011	2010		2011	2010

Loss ratio	64.5	61.6	2.9	68.0	60.0	8.0
Catastrophe losses and reinstatement premium	(3.7)	(0.2)	(3.5)	(6.9)	(0.9)	(6.0)
Prior year development net of premium adjustments and including reserve discount	(0.9)	0.3	(1.2)	(0.6)	0.4	(1.0)

Loss ratio, as adjusted	59.9	61.7	(1.8)	60.5	59.5	1.0

Expense ratio	36.8	33.7	3.1	36.2	38.0	(1.8)

Combined ratio	101.3	95.3	6.0	104.2	98.0	6.2
Catastrophe losses and reinstatement premium	(3.7)	(0.2)	(3.5)	(6.9)	(0.9)	(6.0)
Prior year development net of premium adjustments and including reserve discount	(0.9)	0.3	(1.2)	(0.6)	0.4	(1.0)

Combined ratio, as adjusted	96.7	95.4	1.3	96.7	97.5	(0.8)

American International Group, Inc.

Quarterly & Year-to-Date Loss Ratios

    The increase in the loss ratio in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 reflects the effect of increased catastrophe losses in those periods as shown in the table above. For the three- and nine-month periods ended September 30, 2011, Consumer Insurance recorded net adverse prior year development of $30 million and $58 million, respectively, compared to favorable net development of $8 million and $30 million for the same respective periods of 2010.

    For a more detailed discussion of Net Prior Year Loss Development, see the Liability for Unpaid Claims and Claims Adjustment Expense section that follows.

Quarterly & Year-to-Date Expense Ratios

    The increase in the expense ratio in the three-month period ended September 30, 2011 compared to the same period in 2010 was primarily attributable to the acquisition of a controlling interest in Fuji during 2010. Substantially all of Fuji's business is part of Consumer Insurance. Chartis recorded amortization of deferred acquisition costs of $112 million for the three-month period ended September 30, 2011 compared to amortization of $25 million for the same period in 2010. The increase was due to the amortization of acquisition costs that were deferred beginning after the Fuji acquisition.

    The decrease in the expense ratio in the nine-month period ended September 30, 2011 compared to the same period in 2010 was primarily attributable to Fuji. For the nine-month period ended September 30, 2011, results reflect three quarters of Fuji operations, while the corresponding 2010 period reflects Fuji operations for one quarter. Fuji has a lower average expense ratio than the rest of the Consumer Insurance business, which resulted in the overall decrease in the expense ratio. In addition, the expense ratio decreased due to the benefit associated from the amortization of net intangible liabilities from the Fuji acquisition, which increased by $73 million in the nine-month period ended September 30, 2011 compared to the same period in 2010.

Chartis Other

    Chartis Other consists primarily of certain run-off lines of business, including Excess Workers' Compensation and Asbestos, certain Chartis expense relating to global corporate initiatives, expense allocations from AIG Parent not attributable to the Commercial Insurance or Consumer Insurance operating segments, net investment income, realized capital gains and losses, bargain purchase gains relating to the purchase of Fuji and gains relating to the sale of properties.

Chartis Other Results

The following table presents Chartis Other results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Underwriting results:
Net premiums written	$1	$40	(98)%	$31	$77	(60)%
(Increase) decrease in unearned premiums	12	(18)	-	28	(10)	-

Net premiums earned	13	22	(41)	59	67	(12)
Claims and claims adjustment expenses incurred	27	139	(81)	160	216	(26)
Underwriting expenses	49	30	63	192	119	61

Underwriting loss	(63)	(147)	57	(293)	(268)	(9)

Investing and other results:
Net investment income	1,024	1,007	2	3,345	3,191	5
Net realized capital gains (losses)	57	(207)	-	143	(12)	-
Bargain purchase gain	-	-	-	-	332	-
Other income	58	-	-	58	-	-
Other expenses	(59)	-	-	(59)	-	-

Pre-tax income	$1,017	$653	56%	$3,194	$3,243	(2)%

American International Group, Inc.

  Underwriting Results

    Given the run-off nature of the legacy lines of business and the nature of the expenses included in Chartis Other, management has determined that traditional underwriting measures of loss ratio, expense ratio and combined ratio do not provide an appropriate measure of underwriting performance as they do for its ongoing Commercial Insurance and Consumer Insurance operating segments. Therefore, underwriting ratios are not presented for the Chartis Other category.

    For both the three and nine months ended, September 30, 2011 compared to the same periods in 2010, the decline in both net premiums written and claims and claim adjustment expenses incurred reflect the effects of the run-off activities associated with the Excess Workers' Compensation and Asbestos operations. All of the net premiums written in the above table relate to Excess Workers' Compensation. The Excess Workers' Compensation line of business is subject to premium audits (upon the expiration of the underlying policy) and as a result Chartis Other will reflect the effects of premium audit activity through subsequent years.

    The overall increase in underwriting expenses relates to increases for strategic Chartis initiatives, including global accounting and claims system implementations, Solvency II and certain other legal entity restructuring initiatives.

  Investing Results

    For the three months ended September 30, 2011, the increase in net investment income is due to increases in interest relating to fixed maturity securities due to the continued shift in investment allocations away from tax-exempt municipal bonds towards taxable instruments within the U.S. which meet overall liquidity, duration and quality objectives as well as current risk-return and tax objectives. In addition, the increase relates to redeployment of cash and short term instruments into to longer term, higher yield securities. This increase is partially offset by reduced gains on matured life settlement contracts.

    The increase in net investment income for the nine months ended September 30, 2011 was due, in part, to Fuji investment income, which has been consolidated in the Chartis results since July 1, 2010.

    For the three and nine months ended September 30, 2011 compared to the same periods in 2010, increases in net realized capital gains and losses are due to gains on the sales of fixed maturity securities (primarily municipal bonds) in connection with the aforementioned strategy to better align Chartis' investment allocations with current overall performance and tax objectives. In addition, the increase is due to foreign exchange transaction gains on derivative instruments not designated for hedge accounting, which were primarily the result of the strengthening of the Japanese Yen against the U.S. dollar. These gains were partially offset by other-than-temporary impairments recognized within other invested assets classes, including life settlement contracts and to a lesser extent residential mortgage-backed securities (RMBS) and equity investments held by Fuji.

    For the three and nine months ended September 30, 2011, other-than-temporary impairment charges of $36 million and $290 million, respectively, were recorded by Chartis related to life settlement contracts, including approximately $16 million and $35 million of impairments, respectively, associated with life insurance policies issued by SunAmerica life insurance companies that are eliminated at the AIG consolidated level.

    At September 30, 2011, the domestic operations of Chartis held 5,998 life settlement contracts, with a carrying value of $4.1 billion and face value of $19.1 billion, of which 155 contracts with a carrying value of $159 million and face value of approximately $503 million relate to life insurance policies issued by SunAmerica life insurance companies. Impairments of life settlement contracts are evaluated on a contract-by-contract basis and a contract is identified as potentially impaired if its undiscounted future net cash flows are less than the current carrying value of such contract. Potentially impaired contracts are impaired, and written down to fair value, when the carrying value of the contract is greater than the estimated fair value.

    During the second quarter of 2011, the domestic operations of Chartis began receiving updated medical information as a result of an enhanced process in which updated medical information on individual insured lives is requested on a routine basis. In cases where updated information indicates that an individual's health has

American International Group, Inc.

improved, an impairment loss may arise as a result of revised estimates of net cash flows from the related contract. The domestic operations of Chartis also revised their valuation table during the second quarter, which they use in estimating future net cash flows. This had the general effect of decreasing the projected net cash flows on a number of contracts. In the second quarter of 2011, these changes resulted in an increase in the number of contracts identified as potentially impaired compared to previous analyses. Further, the domestic operations of Chartis refined their fair values based upon the availability of recent medical information.

    The bargain purchase gain of $332 million in 2010 was recognized in connection with the acquisition of Fuji.

    See Liability for Unpaid Claims and Claims Adjustment Expense — Asbestos and Environmental Reserves herein for further discussion.

Liability for Unpaid Claims and Claims Adjustment Expense

    The following discussion of the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for Chartis as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in AIG's Other operations category.

The following table presents the components of the loss reserves by major lines of business on a statutory basis*:

(in millions)	September 30, 2011	December 31, 2010

Other liability occurrence	$23,786	$23,583
International	18,726	16,583
Workers' compensation	17,550	17,683
Other liability claims made	11,606	11,446
Property	5,988	3,846
Auto liability	3,124	3,337
Mortgage guaranty credit	3,010	4,220
Products liability	2,429	2,377
Medical malpractice	1,702	1,754
Accident and health	1,583	1,444
Commercial multiple peril	1,134	1,006
Aircraft	1,022	1,149
Fidelity/surety	799	934
Other	1,323	1,789

Total	$93,782	$91,151

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

American International Group, Inc.

 The following table classifies the components of net loss reserves by business unit:

(in millions)	September 30, 2011	December 31, 2010

Chartis:
Commercial Insurance	$59,168	$57,344
Consumer Insurance	5,853	5,030
Other	5,708	5,700

Total Chartis	70,729	68,074

Other operations – Mortgage Guaranty	2,972	3,433

Net liability for unpaid claims and claims adjustment expense at end of period	$73,701	$71,507

Discounting of Reserves

    At September 30, 2011, net loss reserves reflect a loss reserve discount of $3.17 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979 - 81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain other asbestos business that was written by Chartis is discounted based on the investment yields of the companies and the payout pattern for this business. The discount is comprised of the following: $790 million — tabular discount for workers' compensation in the domestic operations of Chartis and $2.27 billion — non-tabular discount for workers' compensation in the domestic operations of Chartis; and $113 million — non-tabular discount for asbestos for Chartis.

Quarterly Reserving Process

    AIG believes that its net loss reserves are adequate to cover net losses and loss expenses as of September 30, 2011. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of September 30, 2011. In the opinion of management, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on AIG's consolidated financial condition, although such events could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

American International Group, Inc.

 The following table presents the rollforward of net loss reserves:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Net liability for unpaid claims and claims adjustment expense at beginning of period	$73,567	$67,423	$71,507	$67,899
Foreign exchange effect	(94)	580	617	(635)
Acquisitions*	-	-	-	1,538
Dispositions	-	-	-	(84)

Losses and loss expenses incurred :
Current year	6,762	5,945	20,965	17,482
Prior years, other than accretion of discount	130	387	222	(226)
Prior years, accretion of discount	89	(26)	293	146

Losses and loss expenses incurred	6,981	6,306	21,480	17,402

Losses and loss expenses paid	6,753	6,683	19,903	18,492

Reclassified to liabilities held for sale	-	-	-	(2)

Net liability for unpaid claims and claims adjustment expense at end of period	$73,701	$67,626	$73,701	$67,626

*
Represents the acquisition of Fuji on March 31, 2010.

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Prior Accident Year Development by Operating Segment:
Chartis:
Commercial Insurance	$40	$184	$99	$1
Consumer Insurance	30	(8)	58	(30)
Other	10	185	32	241

Total Chartis	80	361	189	212
Other operations – Mortgage Guaranty	50	26	33	(438)

Prior years, other than accretion of discount	$130	$387	$222	$(226)

	Calendar Year
Nine Months Ended September 30, (in millions)
	2011	2010

Prior Accident Year Development by Accident Year:
Accident Year
2010	$102
2009	143	$(144)
2008	(65)	(200)
2007	(29)	(91)
2006	(247)	(119)
2005	(106)	(10)
2004 and prior	424	338

Prior years, other than accretion of discount	$222	$(226)

American International Group, Inc.

    Offsetting the unfavorable development were related additional premiums on loss-sensitive business of $153 million in 2011. Returned premiums of $18 million offset the favorable development in 2010.

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each class of business, as appropriate, in the nine-month period ended September 30, 2011 to determine the loss development from prior accident years for that period. As part of its reserving process, AIG also considers notices of claims received with respect to emerging and/or evolving issues, such as those related to the U.S. mortgage and housing market.

    See Chartis Results herein and Other Operations — Other Operations Results — Mortgage Guaranty for further discussion of net loss development.

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

    As described more fully in AIG's 2010 Annual Report on Form 10-K, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis. In the nine-month period ended September 30, 2011, a minor amount of incurred loss pertaining to the asbestos loss reserve discount and a minor adjustment to the environmental gross and net reserves are reflected in the table below.

    On June 17, 2011, Chartis completed a transaction with NICO, a subsidiary of Berkshire Hathaway, Inc., under which the majority of Chartis' domestic asbestos liabilities were transferred to NICO as part of Chartis' ongoing strategy to reduce its overall loss reserve development risk. The transaction with NICO covers potentially volatile U.S.-related asbestos exposures. The transaction does not cover asbestos accounts that Chartis believes have already been reserved to their limit of liability or certain other ancillary asbestos exposure assumed by Chartis subsidiaries.

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

American International Group, Inc.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

Nine Months Ended September 30,	2011		2010
(in millions)	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,526	$2,223	$3,236	$1,151
Losses and loss expenses incurred*	117	50	389	160
Losses and loss expenses paid*	(375)	(181)	(492)	(180)
Other changes	-	168	-	-

Liability for unpaid claims and claims adjustment expense at end of period	5,268	2,260	3,133	1,131

Reduction of net liabilities for unpaid claims and claims adjustment expense due to NICO transaction	-	(1,696)	-	-
Liability for unpaid claims adjustment expense at end of period, reflecting NICO transaction	$5,268	$564	$3,133	$1,131

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$240	$127	$338	$159
Losses and loss expenses incurred*	32	17	18	17
Losses and loss expenses paid*	(64)	(33)	(73)	(33)

Liability for unpaid claims and claims adjustment expense at end of period	208	111	283	143

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,766	$2,350	$3,574	$1,310
Losses and loss expenses incurred*	149	67	407	177
Losses and loss expenses paid*	(439)	(214)	(565)	(213)
Other changes	-	168	-	-

Liability for unpaid claims and claims adjustment expense at end of period	5,476	2,371	3,416	1,274

Reduction of net liabilities for unpaid claims and claims adjustment expense due to NICO transaction	-	(1,696)	-	-
Liability for unpaid claims adjustment expense at end of period, reflecting NICO transaction	$5,476	$675	$3,416	$1,274

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

 The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

Nine Months Ended September 30,	2011		2010
(in millions)	Gross	Net	Gross	Net

Asbestos	$3,793	$1,760	$2,016	$842
Environmental	75	28	117	43

Combined	$3,868	$1,788	$2,133	$885

American International Group, Inc.

 The following table presents a summary of asbestos and environmental claims count activity:

	2011			2010
Nine Months Ended September 30,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	4,933	4,087	9,020	5,417	5,994	11,411
Claims during year:
Opened	105	131	236	322	291	613
Settled	(153)	(61)	(214)	(215)	(102)	(317)
Dismissed or otherwise resolved	(308)	(399)	(707)	(559)	(1,959)	(2,518)
Other*	841	-	841	-	-	-

Claims at end of period	5,418	3,758	9,176	4,965	4,224	9,189

*
Represents an administrative change to the method of determining the number of open claims, which had no effect on carried reserves.

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at September 30, 2011 and 2010. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at September 30, 2010 by approximately 0.2 years and 0.6 years, respectively.

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

The following table presents survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2011		2010
Nine Months Ended September 30,	Gross	Net*	Gross	Net

Survival ratios:
Asbestos	8.9	10.0	4.9	4.6
Environmental	2.9	2.7	4.1	3.4
Combined	8.3	8.9	4.8	4.4

*
Survival ratios are calculated consistent with the basis of presentation in the reserve activity table above, which excludes the effects of the NICO cession.

SunAmerica Operations

    SunAmerica offers a comprehensive suite of products and services to individuals and groups including term life, universal life, A&H products, fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. SunAmerica offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct to-consumer platforms.

American International Group, Inc.

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

SunAmerica Results

The following table presents SunAmerica results:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Domestic Life Insurance:
Revenue:
Premiums	$591	$595	(1)%	$1,874	$1,920	(2)%
Policy fees	353	397	(11)	1,095	1,140	(4)
Net investment income	954	1,105	(14)	2,966	3,189	(7)
Operating expenses:
Policyholder benefits and claims incurred	1,067	1,041	2	3,290	3,247	1
Interest credited to policyholder account balances	217	212	2	636	631	1
Amortization of deferred acquisition costs	130	211	(38)	390	528	(26)
Policy acquisition and other expenses	226	255	(11)	714	720	(1)

Operating income	258	378	(32)	905	1,123	(19)
Net realized capital gains (losses)	236	(20)	-	307	(260)	-
Amortization of DAC, VOBA and SIA
related to net realized capital gains (losses)	(20)	(15)	(33)	(26)	(9)	(189)

Pre-tax income	$474	$343	38%	$1,186	$854	39%

Domestic Retirement Services:
Revenue:
Policy fees	$305	$276	11%	$929	$838	11%
Net investment income	1,341	1,551	(14)	4,544	4,802	(5)
Operating expenses:
Policyholder benefits and claims incurred	123	(34)	-	127	24	429
Interest credited to policyholder account balances	917	913	-	2,713	2,730	(1)
Amortization of deferred acquisition costs	230	75	207	613	381	61
Policy acquisition and other expenses	190	223	(15)	595	623	(4)

Operating income	186	650	(71)	1,425	1,882	(24)
Net realized capital gains (losses)	(198)	40	-	(398)	(1,482)	73
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital gains (losses)	(153)	(35)	(337)	(189)	159	-

Pre-tax income (loss)	$(165)	$655	-%	$838	$559	50%

American International Group, Inc.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Total SunAmerica:
Revenue:
Premiums	$591	$595	(1)%	$1,874	$1,920	(2)%
Policy fees	658	673	(2)	2,024	1,978	2
Net investment income	2,295	2,656	(14)	7,510	7,991	(6)
Operating expenses:
Policyholder benefits and claims incurred	1,190	1,007	18	3,417	3,271	4
Interest credited to policyholder account balances	1,134	1,125	1	3,349	3,361	-
Amortization of deferred acquisition costs	360	286	26	1,003	909	10
Policy acquisition and other expenses	416	478	(13)	1,309	1,343	(3)

Operating income	444	1,028	(57)	2,330	3,005	(22)
Net realized capital gains (losses)	38	20	90	(91)	(1,742)	95
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital gains (losses)	(173)	(50)	(246)	(215)	150	-

Pre-tax income	$309	$998	(69)%	$2,024	$1,413	43%

Quarterly SunAmerica Results

    SunAmerica reported a decrease in operating income in the three-month period ended September 30, 2011 compared to the same period in 2010, reflecting the following:

  •
  lower net investment income due to $43 million of fair value losses related to ML II compared to income of $156 million in the same period in 2010, $97 million of losses related to equity-method investments in trusts that hold leased commercial aircraft, a $49 million decrease in partnership income and lower call and tender income; and

  •
  DAC amortization and policyholder benefit expenses of approximately $185 million due to weak equity market conditions in the three-month period ended September 30, 2011 compared to an approximate $97 million reduction to expenses in 2010.

    Pre-tax income for SunAmerica reflected $38 million of net realized capital gains in the three-month period ended September 30, 2011 compared to $20 million of net realized capital gains in the same period in 2010. The three-month period ended September 30, 2011 included a $227 million increase in fair value losses of embedded derivatives, net of economic hedges, compared to the same period in 2010, driven by declines in long- term interest rates and increased volatility in the equity markets. These losses were partially offset by foreign currency gains, net of hedges on guaranteed investment contract (GIC) reserves and decreases in the allowance for mortgage and bank loans. See Results of Operations — Net Realized Capital Gains (Losses).

Year-to-Date SunAmerica Results

    SunAmerica reported a decrease in operating income in the nine-month period ended September 30, 2011 compared to the same period in 2010, reflecting the following:

  •
  lower net investment income and an increase of approximately $100 million in incurred but not reported (IBNR) death claims. Net investment income declined due to a $404 million decrease in valuation gains on ML II, $128 million of losses related to the previously discussed equity-method investments, lower call and tender income and an overall decline in base yields as investment purchases in 2010 and early 2011 were made at yields lower than the weighted average yields of the base portfolio. These declines in net investment income were partially offset by a $226 million increase in partnership income; and

  •
  DAC amortization and policyholder benefit expenses of approximately $160 million due to weak equity market conditions compared to an approximate $6 million reduction to expenses in 2010.

American International Group, Inc.

    SunAmerica's life insurance companies have received industry-wide regulatory inquiries with respect to claims settlement practices and compliance with unclaimed property laws. SunAmerica has enhanced its claims practices to use information such as the Social Security Death Master File to determine when insureds have died, and thus increased its estimated reserves for IBNR death claims by approximately $100 million in the second quarter of 2011. This estimate did not change significantly in the third quarter of 2011. Prior to the second quarter of 2011, SunAmerica already had robust practices relating to insurance claims settlements and compliance with unclaimed property laws that are consistent with applicable legal requirements and historical industry standards.

    Pre-tax income for SunAmerica reflected a decline in net realized capital losses in the nine-month period ended September 30, 2011 compared to the same period in 2010 due principally to a $704 million decline in other-than-temporary impairments, a decline in fair value losses on derivatives primarily used to hedge the effect of interest rate and foreign exchange movements on GIC reserves, and declines in the allowance for mortgage loans. See Results of Operations — Net Realized Capital Gains (Losses).

Sales and Deposits

The following tables summarize SunAmerica Premiums, deposits and other considerations by product*:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Premiums, deposits and other considerations Individual fixed annuity deposits	$1,333	$896	49%	$5,502	$3,326	65%
Group retirement product deposits	1,982	1,580	25	5,389	4,790	13
Life insurance	1,092	1,148	(5)	3,520	3,787	(7)
Individual variable annuity deposits	800	556	44	2,391	1,409	70
Retail mutual funds	522	236	121	1,261	767	64
Individual annuities runoff	17	22	(23)	53	64	(17)

Total premiums, deposits and other considerations	$5,746	$4,438	29%	$18,116	$14,143	28%

Retail	62	54	15	182	156	17
Institutional	3	3	—	9	27	(67)

Life insurance sales	$65	$57	14%	$191	$183	4%

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

The following table presents a reconciliation of premiums, deposits and other considerations to premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Premiums, deposits and other considerations	$5,746	$4,438	$18,116	$14,143
Deposits	(5,172)	(3,811)	(16,284)	(12,127)
Other	17	(32)	42	(96)

Premiums	$591	$595	$1,874	$1,920

American International Group, Inc.

    Total premiums, deposits and other considerations increased in both the three- and nine-month periods ended September 30, 2011 as deposits from individual fixed annuities, individual variable annuities and retail mutual funds all showed significant increases.

    Group retirement deposits increased primarily due to an increase in individual rollover deposits. Individual fixed annuity deposits increased as certain bank distributors negotiated a lower commission in exchange for a higher rate offered to policyholders which made SunAmerica's individual fixed products more attractive. However, individual fixed annuity deposits were down sequentially from the three months ended June 30, 2011 primarily due to the low interest rate environment experienced during the third quarter. Variable annuity sales increased due to reinstatements at a number of key broker-dealers, and increased wholesaler productivity. Retail mutual funds increased as a result of increased sales due to a sales strategy surrounding cyclical investment themes. The decline in life insurance deposits was primarily driven by lower payout and deferred annuity sales and, for the nine months ended September 30, 2011, lower institutional life sales.

    Retail life insurance sales increased as product enhancements and efforts to re-engage independent distribution continue to produce results. Sales of large institutional life policies decreased from prior periods which included significant variable universal life sales.

American International Group, Inc.

Domestic Retirement Services Sales and Deposits

The following table presents the account value rollforward for Domestic Retirement Services:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Group retirement products
Balance, beginning of year	$71,133	$62,216	$68,365	$63,419
Deposits – annuities	1,611	1,232	4,205	3,759
Deposits – mutual funds	371	348	1,184	1,031

Total deposits	1,982	1,580	5,389	4,790
Surrenders and other withdrawals	(1,448)	(1,411)	(4,399)	(4,827)
Death benefits	(86)	(74)	(259)	(225)

Net inflows (outflows)	448	95	731	(262)
Change in fair value of underlying investments, interest credited, net of fees	(4,926)	3,471	(2,441)	2,625

Balance, end of period	$66,655	$65,782	$66,655	$65,782

Individual fixed annuities
Balance, beginning of year	$50,994	$47,998	$48,489	$47,202
Deposits	1,333	896	5,502	3,326
Surrenders and other withdrawals	(833)	(854)	(2,586)	(2,651)
Death benefits	(392)	(371)	(1,219)	(1,133)

Net inflows (outflows)	108	(329)	1,697	(458)
Change in fair value of underlying investments, interest credited, net of fees	446	478	1,362	1,403

Balance, end of period	$51,548	$48,147	$51,548	$48,147

Individual variable annuities
Balance, beginning of year	$26,083	$23,318	$25,581	$24,637
Deposits	800	556	2,391	1,409
Surrenders and other withdrawals	(690)	(610)	(2,366)	(1,971)
Death benefits	(119)	(101)	(344)	(327)

Net outflows	(9)	(155)	(319)	(889)
Change in fair value of underlying investments, interest credited, net of fees	(2,357)	1,881	(1,545)	1,296

Balance, end of period	$23,717	$25,044	$23,717	$25,044

Total Domestic Retirement Services
Balance, beginning of year	$148,210	$133,532	$142,435	$135,258
Deposits	4,115	3,032	13,282	9,525
Surrenders and other withdrawals	(2,971)	(2,875)	(9,351)	(9,449)
Death benefits	(597)	(546)	(1,822)	(1,685)

Net inflows (outflows)	547	(389)	2,109	(1,609)
Change in fair value of underlying investments, interest credited, net of fees	(6,837)	5,830	(2,624)	5,324

Balance, end of period, excluding runoff	141,920	138,973	141,920	138,973
Individual annuities runoff	4,311	4,486	4,311	4,486
GIC runoff	6,712	8,478	6,712	8,478
Retail mutual funds	5,718	5,832	5,718	5,832

Balance, end of period	$158,661	$157,769	$158,661	$157,769

General and separate account reserves and mutual funds
General account reserve	$101,572	$97,944	$101,572	$97,944
Separate account reserve	42,808	45,605	42,808	45,605

Total general and separate account reserves	144,380	143,549	144,380	143,549
Group retirement mutual funds	8,563	8,388	8,563	8,388
Retail mutual funds	5,718	5,832	5,718	5,832

Total reserves and mutual funds	$158,661	$157,769	$158,661	$157,769

American International Group, Inc.

    Net flows improved in 2011 due to the impact of both the significant increase in deposits and favorable surrender experience in group retirement and individual fixed annuities. Surrender rates for individual fixed annuities have decreased in 2011 due to the low interest rate environment and the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace. SunAmerica has returned to a more normal level of group surrender activity that no longer reflects the negative AIG publicity associated with the events of 2008 and 2009.

The following table presents reserves by surrender charge category and surrender rates:

	2011			2010
At September 30, (in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$51,798	$17,010	$9,333	$50,647	$13,272	$11,151
0% - 2%	1,007	2,981	4,147	1,157	3,585	3,943
Greater than 2% - 4%	1,189	4,893	1,785	1,762	5,014	1,854
Greater than 4%	3,226	23,578	7,440	2,926	23,135	6,959
Non-Surrenderable	872	3,086	1,012	902	3,141	1,137

Total reserves	$58,092	$51,548	$23,717	$57,394	$48,147	$25,044

Surrender rates	8.4%	6.9%	12.4%	10.1%	7.4%	11.1%

*
Excludes mutual funds of $8.6 billion and $8.4 billion at September 30, 2011 and 2010, respectively.

The following table summarizes the major components of the changes in SunAmerica DAC/VOBA:

Nine Months Ended September 30, (in millions)	2011	2010

Balance, beginning of year	$9,606	$11,098
Acquisition costs deferred	898	736
Amortization expense*	(1,187)	(786)
Change in unrealized losses on securities	(673)	(1,647)
Other	3	-

Balance, end of period	$8,647	$9,401

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

    DAC and VOBA for insurance-oriented, investment-oriented and retirement services products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. If actual future profitability is substantially lower than estimated, SunAmerica's DAC and VOBA may be subject to an impairment charge and its results of operations could be significantly affected in future periods. SunAmerica also conducts a review for recognition of losses assuming that the unrealized gains included in other comprehensive income are actually realized and the proceeds are reinvested at lower yields. Under these circumstances investment returns may not be sufficient to meet policy obligations. Due to significant unrealized investment appreciation resulting from the low interest rate environment, SunAmerica recognized a pre-tax adjustment to accumulated other comprehensive income as a consequence of the recognition of additional policyholder benefit reserves of approximately $1.6 billion and a related reduction of deferred acquisition costs (DAC) of approximately $0.1 billion. The adjustment to policyholder benefit reserves assumes the unrealized appreciation on available-for-sale securities is actually realized and the proceeds are reinvested at lower yields.

American International Group, Inc.

Aircraft Leasing Operations

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

Aircraft Leasing Results

Aircraft Leasing results were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Aircraft leasing revenues:
Rental revenue	$1,117	$1,181	(5)%	$3,369	$3,575	(6)%
Interest and other revenues	12	5	NM	50	34	47

Total aircraft leasing revenues	1,129	1,186	(5)	3,419	3,609	(5)

Interest expense	353	373	(5)	1,082	1,030	5
Loss on extinguishment of debt	-	-	-	61	-	-
Aircraft leasing expense:
Depreciation expense	468	474	(1)	1,380	1,448	(5)
Impairments charges, fair value adjustments and lease-related charges	1,518	465	NM	1,673	962	74
Other expenses	107	92	16	337	261	29

Total aircraft leasing expense	2,093	1,031	NM	3,390	2,671	27

Operating loss	(1,317)	(218)	NM	(1,114)	(92)	NM
Net realized capital gains (losses)	(12)	4	-	(8)	(30)	73

Pre-tax loss	$(1,329)	$(214)	NM %	$(1,122)	$(122)	NM %

Quarterly Aircraft Leasing Results

    Aircraft Leasing pre-tax loss increased in the three-month period ended September 30, 2011 compared to the same period in 2010 primarily due to higher impairment charges, fair value adjustments and lease-related charges recorded on aircraft, lower rental revenues as a result of a reduction in ILFC's average aircraft fleet size and lower lease rates on used aircraft. For the three-month period ended September 30, 2011, ILFC had an average of 934 aircraft in its fleet, compared to 943 for the three-month period ended September 30, 2010. During the third quarter of 2011, ILFC recorded impairment charges, fair value adjustments and lease-related charges of $1.5 billion compared to charges of $465 million in the same period in 2010.

    ILFC performs an annual analysis of the recoverability of each individual aircraft in its fleet during the third quarter ("Assessment"). As part of this process, ILFC updates all critical and significant assumptions used in the impairment analysis, including projected lease rates and terms, residual values, overhaul rental realization and aircraft holding periods. Management uses its judgment when determining assumptions used in the recoverability analysis, taking into consideration historical data, current macro-economic and industry trends and conditions, and any changes in management's intent for any aircraft. In monitoring the aircraft in ILFC's fleet for impairment charges on an on-going basis, ILFC consider facts and circumstances, including potential sales and part-outs that would require it to modify its assumptions used in its recoverability assessments and prepare revised recoverability assessments as necessary.

American International Group, Inc.

    In the Assessment performed during the third quarter of 2011, ILFC considered recent developments including:

  •
  the impact of fuel price volatility and higher average fuel prices, resulting in fuel costs representing a higher percentage of airlines operating costs, which has affected airline strategies related to out-of-production aircraft;

  •
  the growing impact of new technology aircraft (announcements, deliveries and order backlog) on current and future demand for mid-generation aircraft;

  •
  the higher production rates sustained by manufacturers for more fuel efficient newer generation aircraft during the recent economic downturn;

  •
  the unfavorable impact of low rates of inflation on aircraft values;

  •
  current market conditions and future industry outlook for future marketing of older mid-generation and out-of-production aircraft; and

  •
  decreasing number of lessees for older aircraft.

    In addition to these factors, ILFC considered its newly acquired end-of-life management capabilities from its acquisition of AeroTurbine, which ILFC finalized on October 7, 2011, and its impact on ILFC's strategy. While ILFC's overall business model has not changed, its expectation of how it may manage out-of-production aircraft, or aircraft that have been affected by new technology developments, changed due to the AeroTurbine acquisition. The acquisition of AeroTurbine provides ILFC with increased choices in managing the end-of-life of aircraft in its fleet and makes the part-out of an aircraft a more economically and commercially viable option by bringing the requisite capabilities in-house and eliminating the payment of commissions to third parties. Parting-out aircraft will also enable ILFC to retain more cash flows from an aircraft during the last cycle of its life by allowing ILFC to eliminate certain maintenance costs and realize higher net overhaul revenues.

    As part of the Assessment performed during the three months ended September 30, 2011, management performed a review of aircraft in its fleet that are currently out-of-production, or have been affected by new technology developments. The purpose of the review was to identify end-of-life options that are the most likely to occur on an individual aircraft basis in light of market conditions and the AeroTurbine acquisition. Most of the aircraft reviewed were in the second half of their estimated 25 year useful life. The current economic environment for these aircraft has been challenging and the outlook is expected to become more challenging due to the trends noted above. All of these factors contributed to management's conclusion that many of these aircraft would be disposed of prior to the end of their previously estimated useful life.

    The result of the Assessment based on ILFC's updated assumptions and management's change in its end-of-life strategy for older generation aircraft indicated that the book value of 95 aircraft were not fully recoverable and these aircraft were deemed impaired as of September 30, 2011. The aircraft impaired were primarily out-of-production aircraft, or aircraft that have been impacted by new technology developments, included in the aforementioned review. For the three-month period ended September 30, 2011, ILFC recorded impairment charges of $1.5 billion on the 95 impaired aircraft and two additional aircraft that it deemed more likely than not to be sold.

Year-to-Date Aircraft Leasing Results

    Aircraft Leasing pre-tax loss increased in the nine-month period ended September 30, 2011 compared to the same period in 2010 primarily due to higher impairment charges, fair value adjustments and lease-related charges recorded on aircraft, lower rental revenues as a result of a reduction in ILFC's average aircraft fleet size and lower lease rates on used aircraft. For the nine-month period ended September 30, 2011, ILFC had an average of 933 aircraft in its fleet, compared to 968 for the nine-month period ended September 30, 2010. As described above, during the nine-month period ended September 30, 2011, Aircraft Leasing recorded impairment charges, fair value adjustments and lease-related charges of $1.7 billion compared to charges of $962 million in the same period in 2010.

American International Group, Inc.

Other Operations

    The components of AIG's Other operations were revised in the third quarter of 2011, primarily as a result of the reclassification of non-aircraft leasing operations from the Financial Services reportable segment as discussed in Note 3 to the Consolidated Financial Statements, as follows:

  •
  AIGFP's derivatives portfolio, previously reported as a component of the Financial Services reportable segment is now reported with AIG Markets, Inc. (AIG Markets) as Global Capital Markets in Other Operations.

  •
  AIG Global Real Estate Investment Corp. operations and Institutional Asset Management, previously reported as components of Direct Investment book and Asset Management operations within Other operations, respectively, are now reported in Corporate & Other.

    AIG's Other operations include the following:

  •
  Mortgage Guaranty — UGC subsidiaries issue residential mortgage guaranty insurance, both domestically and to a lesser extent internationally, that covers mortgage lenders from the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one-to four-family residences.

  •
  Global Capital Markets — consist of the operations of AIG Markets and the remaining AIGFP derivatives portfolio. AIG Markets acts as the derivatives intermediary between AIG companies and third parties, and executes its derivative trades (interest rate and foreign exchange swaps and forwards) under International Swaps and Derivatives Association, Inc. (ISDA) agreements. The agreements with third parties typically require collateral postings. Many of AIG Markets' transactions with AIG and its subsidiaries also include collateral posting requirements. However, generally, no collateral is called under these contracts unless it is needed to satisfy posting requirements with third parties. The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011. The remaining AIGFP derivatives portfolio consists predominantly of transactions AIG believes are of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis, although the portfolio may experience periodic mark-to-market volatility. AIGFP is entering into new derivative transactions only to hedge its current portfolio, reduce risk and hedge the currency, interest rate and other market risks associated with the businesses of other AIG subsidiaries.

  •
  Direct Investment book — includes results for the MIP and the results of certain non-derivative assets and liabilities of AIGFP.

  •
  Retained Interests — Fair value gains or losses on the MetLife securities that were received as consideration from the sale of ALICO prior to their sale in March 2011, AIG's remaining interest in AIA ordinary shares retained following the AIA initial public offering, and the retained interest in ML III.

  •
  Corporate & Other — consists primarily of interest expense, intercompany interest income that is eliminated in consolidation, expenses of corporate staff not attributable to specific business segments (including restructuring costs), expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate-level net realized capital gains and losses, certain litigation-related charges and credits, the results of AIG's real estate investment operations, Institutional Asset Management operations, and net gains and losses on sales of divested businesses that did not qualify for discontinued operations accounting treatment.

  •
  Divested Businesses — include results of certain businesses that have been divested that did not meet the criteria for discontinued operations classification, primarily consisting of AIA in 2010.

American International Group, Inc.

Other Operations Results

The following table presents pre-tax income for AIG's Other operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage Change			Percentage Change
(in millions)	2011	2010		2011	2010

Mortgage Guaranty	$(80)	$(127)	37%	$(66)	$214	-%
Global Capital Markets	(187)	145	-	(66)	(99)	33
Direct Investment book	103	(26)	-	586	602	(3)
Retained interests:
Change in the fair value of the MetLife securities prior to their sale	-	-	-	(157)	-	-
Change in fair value of AIA securities	(2,315)	-	-	268	-	-
Change in fair value of ML III	(931)	301	-	(854)	1,410	-

Corporate & Other:
Interest expense on FRBNY Credit Facility	-	(1,319)	-	(72)	(2,907)	98
Other interest expense	(498)	(580)	14	(1,545)	(1,830)	16
Other corporate expenses	(335)	(215)	(56)	(403)	(1,178)	66
Loss on extinguishment of debt	-	-	-	(3,331)	-	-
Net realized capital gains (losses)	312	(510)	-	(111)	133	-
Net gain (loss) on sale of divested businesses	(2)	4	-	(76)	126	-

Total Corporate & Other	(523)	(2,620)	80	(5,538)	(5,656)	2

Divested businesses	-	637	-	-	2,037	-
Consolidation and eliminations	(10)	122	-	(26)	371	-

Total Other operations	$(3,943)	$(1,568)	(151)%	$(5,853)	$(1,121)	(422)%

Mortgage Guaranty

Quarterly Mortgage Guaranty Results

    UGC recorded a decline in pre-tax loss in the three-month period ended September 30, 2011 compared to the same period in 2010, primarily due to:

  •
  a decrease in claims and claims adjustment expenses for second-lien and student loan businesses partially offset by an increase in claims and claims adjustment expenses for first-lien and international businesses. Second-lien claims and claims adjustment expenses have declined primarily as a result of lower unfavorable development in the current period compared to the same period in 2010, a decline in newly reported delinquencies and the recognition of stop loss limits on certain second lien policies. Claims and claims adjustment expenses for student loans declined primarily due to the commutation of the majority of the student loan portfolio during 2010. The higher first lien claims and claims adjustment expenses include provisions for increased overturns of denied and rescinded claims and unfavorable reserve development in the current period compared to favorable development experienced in the same period in 2010. The increased overturns reflect the additional resources deployed by lenders and mortgage servicers to address loan documentation issues. The unfavorable loss reserve development reflects higher claim frequency and severity, primarily due to delinquencies in Florida where property values have continued to decline combined with the slower pace of foreclosure activity due to the foreclosure moratorium in certain states. This slower foreclosure process has resulted in generally increasing the severity of individual claims; and

  •
  a reduction in underwriting expenses reflecting a $30 million accrual of estimated remedy losses in 2010. Remedy losses represent the indemnification for losses incurred by lenders arising from obligations contractually assumed by UGC as a result of underwriting services provided to lenders during times of high loan origination activity. UGC believes it has adequately accrued for these losses at September 30, 2011.

American International Group, Inc.

    Partially offsetting these declines in expenses were declines in earned premiums from the second-lien, private student loan and international businesses resulting from these businesses being placed into runoff during the fourth quarter of 2008, partially offset by an increase in earned premiums from first-lien business.

    UGC, like other participants in the mortgage insurance industry, has made claims against various counterparties in relation to alleged underwriting failures, and received similar claims from counterparties. These claims and counter-claims allege breach of contract, breach of good faith and fraud, among other allegations. During the three-month period ended September 30, 2011, UGC accrued $22 million to pay for previously rescinded losses, certain legal fees and interest in connection with an adverse judgment. UGC has appealed the court's decision.

Year-to-Date Mortgage Guaranty Results

    UGC recorded a pre-tax loss in the nine-month period ended September 30, 2011 compared to a pre-tax income in the same period in 2010, primarily due to:

  •
  declines in earned premiums from the second-lien, private student loan and international businesses resulting from these businesses being placed into runoff during the fourth quarter of 2008, partially offset by an increase in earned premiums from first-lien business;

  •
  an increase in claims and claims adjustment expenses for the first-lien and second-lien businesses, partially offset by declines for the student loan and international businesses. The higher claims and claims adjustment expenses include provisions for increased overturns of denied and rescinded claims primarily in the first-lien business and unfavorable development experienced in 2011 compared to favorable reserve development experienced during the same period in 2010. The increased overturns result from additional resources deployed by lenders and mortgage servicers to address loan documentation issues. The higher claims and claims adjustment expenses were partially offset by lower levels of newly reported delinquencies in the first-lien, second-lien and international products and higher denials and rescissions, primarily on first-lien claims, and a reduction in reserves due to an agreement to resolve certain delinquencies with a major European lender that resulted in a $43 million benefit; and

  •
  the accrual in response to the court judgment in 2011, discussed above.

    Partially offsetting these declines was a reduction in underwriting expenses reflecting a $94 million accrual of estimated remedy losses in 2010 described above.

Risk-in-Force

The following table presents risk in force and delinquency ratio information for Mortgage Guaranty domestic business:

At September 30, (dollars in billions)	2011	2010

Domestic first-lien:
Risk in force	$25.1	$25.5
60+ day delinquency ratio on primary loans(a)	14.1%	17.8%
Domestic second-lien:
Risk in force(b)	$1.6	$2.2

(a)
Based on number of policies.

(b)
Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

American International Group, Inc.

 Global Capital Markets Operations

Quarterly Global Capital Markets Results

    Global Capital Markets reported a pre-tax loss in the three-month period ended September 30, 2011 compared to a pre-tax gain in the same period in 2010 primarily due to a decrease in unrealized market valuation gains related to the AIGFP super senior credit default swap portfolio and a shift from a gain position in 2010 to a loss position in 2011 on the AIGFP credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits, which are not included in the AIGFP super senior credit default swap portfolio. During the three-month period ended September 30, 2011, AIGFP recorded an unrealized market valuation gain on its super senior credit default swap portfolio of $3 million compared to an unrealized market valuation gain of $152 million in the three-month period ended September 30, 2010. The decline in gains resulted primarily from CDS transactions written on multi-sector CDOs and CDS transactions in the corporate arbitrage portfolio driven by price decreases on the underlying assets (See Critical Accounting Estimates — Fair Value Measurements of Certain Financial Assets and Liabilities — Level 3 Assets and Liabilities for a discussion of the AIGFP super senior credit default swap portfolio). During the three-month period ended September 30, 2011, AIGFP recognized a loss of $19 million on credit default swap contracts referencing single-name exposures as compared to a gain of $108 million in the same period in 2010.

Year-to-Date Global Capital Markets Results

    Global Capital Markets reported a lower pre-tax loss in the nine-month period ended September 30, 2011 compared to the same period in 2010 primarily due to improvements related to the net effect of changes in credit spreads on the credit valuation adjustments of AIGFP's derivative assets and liabilities, partially offset by a decrease in unrealized market valuation gains related to the AIGFP super senior credit default swap portfolio. During the nine-month period ended September 30, 2011, AIGFP recognized a net credit valuation adjustment loss on derivative assets and liabilities of $71 million compared to a net credit valuation loss of $379 million in the same period in 2010. The valuation improvement represents a narrowing of corporate spreads. During the nine-month period ended September 30, 2011, AIGFP recorded an unrealized market valuation gain on its super senior credit default swap portfolio of $232 million compared to an unrealized market valuation gain of $432 million in the same period in 2010. The reduction in gains resulted primarily from CDS transactions written on multi-sector CDOs driven by price declines of the underlying assets. During the nine-month period ended September 30, 2011, AIGFP recognized a loss of $28 million on credit default swap contracts referencing single-name exposures as compared to a gain of $111 million in the same period in 2010.

Direct Investment Book Results

    The Direct Investment book reported pre-tax income in the three-month period ended September 30, 2011 compared to a pre-tax loss in the same period in 2010, primarily due to gains on the credit valuation adjustment on the non-derivative liabilities accounted for under the fair value option which more than offset negative credit valuation adjustments on the non-derivative asset portfolio. This net gain was partially offset by lower interest income in the MIP on a lower asset base due to asset sales in the fourth quarter of 2010 and the first quarter of 2011. For the nine-month period ended September 30, 2011 compared to the same period in 2010, the DIB pre-tax income decreased slightly due to lower net gains on credit valuation adjustments on non-derivative assets and liabilities accounted for under the fair value option, offset by significantly lower other-than-temporary impairments on fixed maturity securities.

American International Group, Inc.

The following table presents credit valuation adjustment gains (losses) for the Direct Investment book (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Three Months Ended September 30, 2011
Bond trading securities	$(403)	Notes and bonds payable	$164
Loans and other assets	(1)	Hybrid financial instrument liabilities	186
		GIAs	85
		Other liabilities	23

Decrease in assets	$(404)	Decrease in liabilities	$458

Net pre-tax increase to Other income	$54

Three Months Ended September 30, 2010
Bond trading securities	$276	Notes and bonds payable	$(96)
Loans and other assets	8	Hybrid financial instrument liabilities	(116)
		GIAs	(114)
		Other liabilities	(16)

Increase in assets	$284	Increase in liabilities	$(342)

Net pre-tax decrease to Other income	$(58)

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Nine Months Ended September 30, 2011
Bond trading securities	$(121)	Notes and bonds payable	$160
Loans and other assets	17	Hybrid financial instrument liabilities	178
		GIAs	114
		Other liabilities	22

Decrease in assets	$(104)	Decrease in liabilities	$474

Net pre-tax increase to Other income	$370

Nine Months Ended September 30, 2010
Bond trading securities	$1,346	Notes and bonds payable	$(219)
Loans and other assets	53	Hybrid financial instrument liabilities	(280)
		GIAs	(193)
		Other liabilities	(40)

Increase in assets	$1,399	Increase in liabilities	$(732)

Net pre-tax increase to Other income	$667

Change in Fair Value of the MetLife Securities Prior to Sale

    AIG recognized a loss in the nine-month period ended September 30, 2011, representing the decline in the securities' value, due to market conditions, from December 31, 2010 through the date of their sale in the first quarter of 2011.

American International Group, Inc.

Change in Fair Value of AIA Securities

    AIG recognized a loss in the three-month period ended September 30, 2011, representing a decline in the value of the AIA ordinary shares that offset almost the entire gain recognized on the shares during the strong equity markets in the first six months of 2011.

Change in Fair Value of ML III

    The loss attributable to AIG's interest in ML III for the three-month period ended September 30, 2011 was due to significant spread widening, reduced interest rates and changes in the timing of future estimated cash flows. The loss for the nine-month period ended September 30, 2011 was due to significant spread widening in the second and third quarters and reduced interest rates in the third quarter.

Corporate & Other

    Corporate & Other reported a decline in pre-tax losses in the three-month period ended September 30, 2011 compared to the same period in 2010 primarily due to:

  •
  a decline in interest expense as a result of the repayment of the FRBNY Credit Facility; and

  •
  net realized capital gains in 2011 compared to net realized capital losses in 2010, primarily due to the realized gains on Euro and British Pound denominated debt as a result of strengthening of the U.S. dollar against the Euro and British Pound in 2011 compared to U.S. dollar weakening in 2010.

    These improvements were partially offset by severance expenses and asset write-offs relating to infrastructure consolidation initiatives and an increase in the provision for legal contingencies.

    Corporate & Other reported a slight decline in pre-tax losses in the nine-month period ended September 30, 2011 compared to the same period in 2010 primarily due to:

  •
  a decline in interest expense as a result of the repayment of the FRBNY Credit Facility; and

  •
  a reduction in other corporate expenses due to the securities litigation charges recorded in 2010.

    These improvements were mostly offset by a loss on extinguishment of debt of $3.3 billion in connection with the Recapitalization, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility and net realized capital losses recorded in the first nine months of 2011 compared to net realized capital gains in the same period in 2010.

Divested Businesses

    Divested businesses include the operating results of divested businesses that did not qualify for discontinued operations accounting through the date of their sale as well as certain non-core businesses currently in run-off. The Divested businesses results for the three and nine months ended September 30, 2010 primarily represent the historical results of AIA, which was deconsolidated in November 2010.

American International Group, Inc.

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

    As a result of these ERM stress tests at September 30, 2011 and other considerations discussed in Note 1 to the Consolidated Financial Statements, AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies or events.

    AIG has in place unconditional capital maintenance agreements (CMAs) with certain domestic Chartis and SunAmerica insurance companies. These CMAs are expected to continue to enhance AIG's capital management practices, and will help manage the flow of capital and funds between AIG Parent and its insurance company subsidiaries. AIG expects to enter into additional CMAs with certain other Chartis insurance companies as needed in the fourth quarter of 2011 and in 2012. For additional details regarding CMAs, see Liquidity of Parent and Subsidiaries — Chartis, and Liquidity of Parent and Subsidiaries — SunAmerica below.

American International Group, Inc.

 Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Nine Months Ended September 30, (in millions)	2011	2010

Summary:
Net cash provided by (used in) operating activities	$(1,083)	$15,115
Net cash provided by (used in) investing activities	36,028	(7,527)
Net cash used in financing activities	(35,444)	(8,772)
Effect of exchange rate changes on cash	37	(4)

Decrease in cash	(462)	(1,188)
Cash at beginning of year	1,558	4,400
Change in cash of businesses held for sale	446	(1,544)

Cash at end of period	$1,542	$1,668

    Net cash used in operating activities for the first nine months of 2011 reflects:

  •
  the payment of FRBNY Credit Facility accrued compounded interest and fees by AIG Parent totaling $6.4 billion, which were previously paid in-kind, and accordingly did not reduce operating cash flows in prior periods;

  •
  a $6.5 billion reduction in cash provided by operating activities attributable to foreign life subsidiaries that were sold (e.g., AIA, ALICO, AIG Star and AIG Edison), which generated $3.4 billion in inflows through the first nine months of 2011 and $9.9 billion in cash inflows for the same period in 2010; and

  •
  the effect of catastrophes and the cession of the bulk of Chartis net asbestos liabilities in the United States to NICO. Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits, but the ability of Chartis to generate positive cash flow is affected by the frequency and severity of losses under its insurance policies, policy retention rates and operating expenses. Excluding the impact of the NICO cession and catastrophes, cash provided by AIG's reportable segments for the first nine months of 2011 is consistent with the same period of 2010, as increases in claims paid were offset by increases in premiums collected at the insurance organizations.

    The significant increase in cash provided by investing activities in the first nine months of 2011 was primarily attributable to:

  •
  the utilization of $26.4 billion of restricted cash generated from the AIA IPO and ALICO sale in connection with the Recapitalization and $9.6 billion disposition of MetLife securities, described in Note 1 to the Consolidated Financial Statements;

  •
  the sale of AIG Star, AIG Edison and Nan Shan in 2011 for total proceeds of $6.4 billion; and

  •
  net sales of short term investments and maturities of available for sale investments, primarily at Chartis and SunAmerica, which were partially offset by purchases of available for sale investments.

    Net cash used in investing activities in the first nine months of 2010 primarily resulted from net purchases of fixed maturity securities, resulting from AIG's investment of cash generated from operating activities, and the redeployment of liquidity that had been accumulated by the insurance companies in 2008 and 2009.

    Net cash used in financing activities for the first nine months of 2011 primarily represents the repayment of the FRBNY Credit Facility and the $11.4 billion partial repayment of the SPV Preferred Interests in connection with the Recapitalization described in Note 1 to the Consolidated Financial Statements and use of proceeds received from the sales of foreign life insurance entities in 2011.

American International Group, Inc.

Liquidity of Parent and Subsidiaries

AIG Parent

    The Recapitalization in January 2011 involved a series of integrated transactions which directly impacted AIG Parent's liquidity activities and position. These transactions included the repayment of the FRBNY Credit Facility, and the repurchase and exchange of the SPV Preferred Interests. These transactions are more fully described in Note 1 to the Consolidated Financial Statements and are excluded from the Sources of Liquidity and Uses of Liquidity discussions below.

    In addition, in the first nine months of 2011, several significant asset sales were completed, including the sale of AIG Star and AIG Edison in February 2011, the sale of MetLife securities in March 2011, and the sale of Nan Shan in August 2011. Proceeds from these sales primarily were used to pay down the Department of Treasury's SPV Interests. These transactions are more fully described in Notes 1 and 4 to the Consolidated Financial Statements and are excluded from the Sources and Uses discussion below.

    In May 2011, AIG and the Department of the Treasury, as selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. A portion of the net proceeds AIG received from this offering, $550 million, is being used to fund a litigation settlement, and AIG intends to use the balance of the net proceeds for general corporate purposes.

    On September 13, 2011, AIG received approximately $2.0 billion in proceeds from the issuance of senior unsecured notes. AIG expects to use the proceeds from the sale of these notes to pay maturing notes that were issued by AIG to fund the MIP.

Sources of Liquidity

    AIG Parent's primary sources of cash flow are dividends, distributions, and other payments from subsidiaries. In the first nine months of 2011, AIG Parent collected $2.2 billion in payments from subsidiaries, including $905 million in dividends from Chartis and repayment of intercompany loans of $1.1 billion from the SunAmerica companies. AIG also raised approximately $2.9 billion in net proceeds from the sale of AIG Common Stock and also raised approximately $2.0 billion in net proceeds from the issuance of senior unsecured notes; these items are discussed under Liquidity of Parent and Subsidiaries — AIG Parent above.

    AIG has established and maintains substantial sources of actual and contingent liquidity.

The following table presents AIG Parent's sources of liquidity. This does not include liquidity that is expected to result from cash flows from operations:

(in millions)	As of September 30, 2011

Cash(a)	$165
Short-term investments(b)	11,468
Available capacity under Syndicated Credit Facilities	3,182
Available capacity under Contingent Liquidity Facility	500

Total AIG Parent liquidity sources	$15,315

(a)
Excludes Cash and Short-term Investments held by AIGFP which are considered to be unrestricted and available for use by AIG Parent of $187 million at September 30, 2011.

(b)
Includes reverse repurchase agreements totaling $8.7 billion used to reduce unsecured exposures.

American International Group, Inc.

    AIG's ability to borrow under the syndicated credit and contingent liquidity facilities is not contingent on its credit ratings. For further discussion of the terms and conditions relating to the bank credit facilities, see Credit Facilities below.

    In October 2011, AIG entered into an additional contingent liquidity facility. Under this facility, AIG has the right, for a period of one year, to enter into put option agreements, with an aggregate notional amount of up to $500 million, with an unaffiliated international financial institution pursuant to which AIG has the right, for a period of five years, to issue up to $500 million in senior debt to the financial institution, at AIG's discretion.

    For additional information on the existing contingent liquidity facility, see Debt below.

Uses of Liquidity

    AIG Parent's primary uses of cash flow are for debt service, operating expenses and subsidiary capital needs. In the first nine months of 2011, AIG Parent retired $4.4 billion of debt, including $2.2 billion of MIP obligations, and made interest payments totaling $1.7 billion. Approximately $5.4 billion of AIG Parent's cash and short-term investments balance is attributable to the MIP and is available to meet obligations of the DIB. See Liquidity of Parent and Subsidiaries — Other Operations — Direct Investment Book below for additional details.

    AIG Parent made $3.8 billion in net capital contributions to subsidiaries in the first nine months of 2011, of which $3.7 billion was contributed to Chartis in response to the reserve strengthening in the fourth quarter of 2010. This transaction was funded from the retention of $2 billion of net cash proceeds from the sale of AIG Star and AIG Edison (for which the Department of the Treasury provided a waiver permitting AIG to use such proceeds for this purpose instead of using the proceeds to pay down SPV Preferred Interests) and available cash at AIG Parent.

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

Chartis

    AIG currently expects that its Chartis subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Chartis subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $9.0 billion as of September 30, 2011. Further, Chartis businesses maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in government and corporate bonds, which Chartis could monetize in the event liquidity levels are deemed insufficient.

    In the first quarter of 2011, Chartis received a capital contribution of $3.7 billion in cash from AIG Parent following the reserve strengthening in the fourth quarter of 2010. Chartis used $1.8 billion of this amount to purchase certain assets from the DIB. Chartis subsequently returned capital of $2.2 billion to AIG Parent in the form of all of the outstanding stock of UGC in the first quarter of 2011. In the first nine months of 2011, Chartis paid dividends of $905 million to AIG Parent.

    One or more large catastrophes may require AIG to provide additional support to the affected Chartis operations. In addition, downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of its subsidiaries, which could result in non-renewals or cancellations by policyholders and adversely affect the relevant subsidiary's ability to meet its own obligations, and require AIG to provide capital or liquidity support to the subsidiary. Increases in market interest rates may adversely affect the financial strength ratings of Chartis

American International Group, Inc.

subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include economic collapse of a nation or region significant to Chartis operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

    In February 2011, AIG entered into CMAs with certain Chartis domestic property and casualty insurance companies. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of these Chartis insurance companies at or above a specified minimum percentage of the companies' projected total authorized control level Risk-Based Capital (RBC) (as defined by National Association of Insurance Commissioners (NAIC) guidelines). In addition, the CMAs also provide that if the total adjusted capital of these Chartis insurance companies is in excess of a specified minimum percentage of their respective total authorized control level RBCs (as reflected in the companies' quarterly or annual statutory financial statements), subject to board and regulatory approval(s), the companies would declare and pay ordinary dividends to their equity holders in amounts representing the excess over that required to maintain the specified minimum percentage.

    Chartis continues to identify cost effective opportunities to manage its capital allocation through the use of intercompany reinsurance.

    During September 2011, a $725 million letter of credit facility was put in place, under which Chartis and Ascot Corporate Name Limited (ACNL) acted as co-obligors. ACNL, a Chartis subsidiary and member of the Lloyd's of London insurance syndicate (Lloyd's), is required to provide capital to Lloyd's, known as Funds at Lloyds (FAL). Under the new facility, which supports the 2012 and 2013 years of account, the entire FAL requirement will be satisfied with a letter of credit in substitution for $552 million of FAL previously contributed through a $400 million letter of credit and $152 million in the form of cash and securities.

SunAmerica

    Management considers the sources of liquidity for SunAmerica subsidiaries adequate to satisfy future liquidity requirements and meet foreseeable liquidity requirements, including reasonably foreseeable contingencies or events. The SunAmerica companies continue to maintain substantial liquidity in the form of cash and short-term investments, totaling $3.8 billion as of September 30, 2011. These subsidiaries generally have been lengthening their maturity profile by purchasing investment grade fixed maturity securities in order to reduce the levels of cash, cash equivalents and other short-term instruments that had been maintained during 2009 and 2010. In the first nine months of 2011, the SunAmerica life insurance companies paid dividends and surplus note interest totaling approximately $1.7 billion to their respective holding companies, of which $1.1 billion was used to provide liquidity to AIG Parent through the repayment of intercompany loans.

    The most significant potential liquidity requirements of the SunAmerica companies are the funding of product surrenders, withdrawals and maturities. Given the size and liquidity profile of SunAmerica's investment portfolios, AIG believes that deviations from projected claim or surrender experience would not constitute a significant liquidity risk. As part of SunAmerica's risk management framework, it is evaluating and will deploy programs to enhance its liquidity position and facilitate SunAmerica's ability to maintain a fully invested asset portfolio. Such programs may include securities lending programs structured to increase liquidity and membership in Federal Home Loan Banks. Securities lending programs may be beneficial from a tax perspective as well.

    In March 2011, AIG entered into CMAs with certain SunAmerica insurance companies. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of these SunAmerica insurance companies at or above a specified minimum percentage of the companies' projected company action level RBCs (as defined by NAIC guidelines). In addition, the CMAs also provide that if the total adjusted capital of these SunAmerica insurance companies is in excess of a specified minimum percentage of their respective total company action level RBCs (as reflected in the companies' quarterly or annual statutory financial statements), subject to board and regulatory approval(s), the companies would declare and pay ordinary dividends to their equity holders in amounts representing the excess over that required to maintain the specified minimum percentage.

American International Group, Inc.

Aircraft Leasing

    On September 2, 2011, ILFC Holdings filed a registration statement on Form S-1 with the SEC for a proposed initial public offering. The number of shares to be offered, price range and timing for any offering have not been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding terms or that an offering will be completed. All proceeds from any offering will go to the selling shareholder and are required to be used to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

    ILFC's sources of liquidity include existing cash and short-term investments of $882 million, future cash flows from operations, debt issuances and aircraft sales, subject to market and other conditions. Uses of liquidity for ILFC primarily consist of aircraft purchases and debt repayments. In 2011, ILFC improved its liquidity position by entering into an unsecured $2.0 billion three-year revolving credit facility and a secured $1.5 billion term loan facility. In addition, on May 24, 2011, ILFC issued $2.25 billion aggregate principal amount of senior unsecured notes, with $1.0 billion maturing in 2016 and $1.25 billion maturing in 2019. On June 17, 2011, ILFC completed tender offers for the purchase of approximately $1.67 billion aggregate principal amount of notes with maturity dates in 2012 and 2013 for total cash consideration, including accrued interest, of approximately $1.75 billion. ILFC recorded a $61 million loss on the extinguishment of debt during the second quarter of 2011.

    See Debt — Debt Maturities — ILFC for further details on ILFC's outstanding debt.

Other Operations

Mortgage Guaranty

    AIG currently expects that its UGC subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. UGC subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $1.0 billion as of September 30, 2011. Further, UGC businesses maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in municipal and corporate bonds ($3.0 billion in the aggregate at September 30, 2011), which UGC could monetize in the event liquidity levels are insufficient.

Global Capital Markets

AIG Markets

    AIG Markets acts as the derivatives intermediary between AIG companies and third parties and executes its derivative trades (interest rate and foreign exchange swaps and forwards) under ISDA agreements. The agreements with third parties typically require collateral postings. Many of AIG Markets' transactions with AIG and its subsidiaries also include collateral posting requirements. However, generally, no collateral is called under these contracts unless it is needed to satisfy posting requirements with third parties. Cash collateral posted by AIG Markets to third parties was $206 million and $2 million at September 30, 2011 and December 31, 2010, respectively. Cash collateral obtained by AIG Markets from third parties was $682 million and $1.1 billion at September 30, 2011 and December 31, 2010, respectively.

AIGFP

    AIGFP continues to rely upon AIG Parent to meet most of its collateral and other liquidity requirements in connection with its remaining derivatives portfolio.

American International Group, Inc.

 The following table presents a rollforward of the amount of collateral posted by AIGFP:

(in millions)	Collateral Posted as of December 31, 2010	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of September 30, 2011

Super senior credit default swap (CDS) portfolio	$3,786	$375	$969	$3,192
All other derivatives	1,335	1,600	815	2,120

Total	$5,121	$1,975	$1,784	$5,312

    Collateral obtained by AIGFP from third parties was $590 million and $2.3 billion at September 30, 2011 and December 31, 2010, respectively.

The following table presents the net notional amount and number of outstanding trade positions in AIGFP's portfolios:

(dollars in billions)	September 30, 2011	December 31, 2010	Percentage Decrease

Net notional amount(a)	$190	$341	(44)%
Super senior CDS contracts (included in net notional amount above)	26	60	(57)
Outstanding trade positions(b)	2,100	3,900	(46)

(a)
Excludes $12.6 billion and $11.5 billion of intercompany derivatives at September 30, 2011 and December 31, 2010, respectively.

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

Direct Investment Book

    AIG's existing CDS contracts for the MIP under ISDA agreements may require collateral postings at various ratings and threshold levels.

    While a significant portion of the DIB's liquidity requirements are supported by existing liquidity sources or maturing investments, mismatches in the timing of cash inflows and outflows may require assets to be sold to satisfy liquidity requirements. Depending on market conditions and the ability to sell assets if required, proceeds from asset sales may not be sufficient to satisfy the full amount required. Management believes that sufficient liquidity is maintained by the DIB to meet near-term liquidity requirements. Any additional liquidity shortfalls would need to be funded by AIG Parent. The amount of collateral posted by the DIB for collateralized guaranteed investment agreements (GIAs) as of September 30, 2011 and December 31, 2010 was $5.2 billion and $5.7 billion, respectively.

    During the first nine months of 2011, $1.8 billion of assets held by the DIB were sold to certain Chartis subsidiaries. In addition, during the first nine months of 2011, AIG assigned approximately 52 percent of AIG's interest in ML III to the DIB, subject to liens on those interests as set forth in the Master Transaction Agreement dated December 8, 2010, among AIG Parent, AM Holdings LLC (formerly known as ALICO Holdings LLC), AIA Aurora LLC, the FRBNY, the Department of the Treasury, and the Trust.

    In the third quarter of 2011, AIG issued $2.0 billion aggregate principal amount of senior unsecured notes, $1.2 billion of 4.250% Notes Due 2014 and $800 million of 4.875% Notes Due 2016. The proceeds from the sale of these notes are expected to be used to pay maturing MIP debt and the notes are included within "MIP notes payable" in the debt outstanding table below.

American International Group, Inc.

 Debt

Debt Maturities

The following table summarizes maturing debt at September 30, 2011 of AIG and its subsidiaries for the next four quarters:

(in millions)	Fourth Quarter 2011	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Total

ILFC	$174	$1,052	$594	$774	$2,594
Borrowings supported by assets (DIB)	1,476	1,363	1,997	211	5,047
General borrowings	649	27	-	-	676
Other	1	1	1	1	4

Total	$2,300	$2,443	$2,592	$986	$8,321

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include existing cash and short-term investments of $882 million, future cash flows from operations, debt issuances and aircraft sales, subject to market and other conditions. See Liquidity of Parent and Subsidiaries — Aircraft Leasing. Additionally, at September 30, 2011, ILFC had $2.0 billion available under its unsecured three-year revolving credit facility and $334 million available under its secured $1.5 billion term loan facility. AIG expects that ILFC will refinance or issue additional debt as necessary to meet its maturing debt obligations.

  •
  AIG borrowings supported by assets consist of debt under the MIP as well as AIGFP debt included in the DIB. At September 30, 2011, all of the debt maturities in the DIB through September 30, 2012 are supported by short-term investments and maturities of investments. Mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold to satisfy maturing liabilities. Depending on market conditions and the ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent.

American International Group, Inc.

 The following table provides the rollforward of AIG's total debt outstanding:

Nine Months Ended September 30, 2011 (in millions)	Balance at December 31, 2010	Issuances	Maturities and Repayments		Effect of Foreign Exchange	Other Changes		Balance at September 30, 2011

Debt issued or guaranteed by AIG:
General borrowings:
FRBNY Credit Facility	$20,985	$-	$(20,985	)(a)	$-	$-		$-
Notes and bonds payable	11,511	-	-		42	-		11,553
Junior subordinated debt(b)	11,740	-	-		18	1		11,759
Junior subordinated debt attributable to equity units	2,169	-	(2,169	)(c)	-	-		-
Loans and mortgages payable	218	150	(154)		13	3		230
SunAmerica Financial Group, Inc. (SAFG, Inc.) notes and bonds payable	298	-	-		-	-		298
Liabilities connected to trust preferred stock	1,339	-	-		-	-		1,339

Total general borrowings	48,260	150	(23,308)		73	4		25,179

Borrowings supported by assets:
MIP notes payable	11,318	1,985	(2,172)		258	(106)		11,283
Series AIGFP matched notes and bonds payable	3,981	-	(91)		-	(17)		3,873
GIAs, at fair value	8,212	498	(1,433)		-	1,003	(d)	8,280
Notes and bonds payable, at fair value	3,253	27	(738)		-	(102	)(d)	2,440
Loans and mortgages payable, at fair value	678	-	(175)		-	16	(d)	519

Total borrowings supported by assets	27,442	2,510	(4,609)		258	794		26,395

Total debt issued or guaranteed by AIG	75,702	2,660	(27,917)		331	798		51,574

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facility, bank financings and other secured financings(e)	26,700	3,416	(7,850)		105	11		22,382
Junior subordinated debt	999	-	-		-	-		999

Total ILFC debt	27,699	3,416	(7,850)		105	11		23,381

Other subsidiaries	446	-	(52)		8	-		402

Debt of consolidated investments(f)	2,614	221	(404)		(8)	(391)		2,032

Total debt not guaranteed by AIG	30,759	3,637	(8,306)		105	(380)		25,815

Total debt	$106,461	$6,297	$(36,223)		$436	$418		$77,389

(a)
Terminated on January 14, 2011 in connection with the Recapitalization. Includes $6.4 billion of paid in kind interest and fees. See Note 1 to the Consolidated Financial Statements.

(b)
See Note 16 to the Consolidated Financial Statements for a discussion of the junior subordinated debt exchange offer.

(c)
Represents remarketing of debentures related to Equity Units.

(d)
Primarily represents adjustments to the fair value of debt.

(e)
Includes $8.9 billion of secured financings, of which $101 million are non-recourse to ILFC.

(f)
At September 30, 2011, includes debt of consolidated investments held through AIG Global Real Estate Investment Corp., AIG Credit Corp. and SunAmerica of $1.7 billion, $240 million and $88 million, respectively.

American International Group, Inc.

 The following table summarizes maturities of long-term debt, excluding borrowings of consolidated investments:

			Year Ending
September 30, 2011		Remainder of 2011
(in millions)	Total		2012	2013	2014	2015	2016	Thereafter

General borrowings:
Notes and bonds payable	$11,553	$649	$27	$1,468	$500	$998	$1,754	$6,157
Junior subordinated debt(a)	11,759	-	-	-	-	-	-	11,759
Loans and mortgages payable	230	-	156	-	-	2	-	72
SAFG, Inc. notes and bonds payable	298	-	-	-	-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

Total general borrowings	25,179	649	183	1,468	500	1,000	1,754	19,625

Borrowings supported by assets:
MIP notes payable	11,283	1,001	2,309	879	1,605	413	1,515	3,561
Series AIGFP matched notes and bonds payable	3,873	16	50	3	-	-	-	3,804
GIAs, at fair value	8,280	213	355	414	661	598	301	5,738
Notes and bonds payable, at fair value	2,440	242	792	158	58	194	326	670
Loans and mortgages payable, at fair value	519	4	223	89	67	-	-	136

Total borrowings supported by assets	26,395	1,476	3,729	1,543	2,391	1,205	2,142	13,909

ILFC(b):
Notes and bonds payable	12,970	21	2,018	3,421	1,040	1,260	1,000	4,210
Junior subordinated debt	999	-	-	-	-	-	-	999
ECA Facility(c)	2,411	76	429	429	424	336	258	459
Bank financings and other secured financings	7,001	77	559	133	1,503	877	1,953	1,899

Total ILFC	23,381	174	3,006	3,983	2,967	2,473	3,211	7,567

Other subsidiaries	402	1	3	3	4	23	6	362

Total	$75,357	$2,300	$6,921	$6,997	$5,862	$4,701	$7,113	$41,463

(a)
The junior subordinated debt exchange offer will not affect maturity dates on this table. See Note 16 to the Consolidated Financial Statements.

(b)
AIG does not guarantee these borrowings.

(c)
Reflects future minimum payment for ILFC's borrowings under the 2004 Export Credit Agency (ECA) Facility.

 Credit Facilities

    AIG relies on credit facilities as potential sources of liquidity for general corporate purposes. Currently, AIG and ILFC maintain committed, revolving credit facilities, including a facility that provides for the issuance of letters of credit, summarized in the following table for general corporate purposes and for letter of credit issuance. AIG intends to replace or extend these credit facilities on or prior to their expiration, although no assurance can be given that these facilities will be replaced on favorable terms or at all. One of the facilities, as noted below, contains a "term-out option" allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans. All facilities, except for the ILFC five-year syndicated credit facility maturing October 2012, are unsecured.

October 15, 2011 (in millions) Facility	Size	Borrower(s)	Available Amount	Expiration	One-Year Term-Out Option	Effective Date

AIG:
364-Day Syndicated Facility	$1,500	AIG	$1,500	October 2012	Yes	10/12/2011
4-Year Syndicated Facility	3,000	AIG	1,700	October 2015	No	10/12/2011

Total AIG	$4,500		$3,200

ILFC:
5-Year Syndicated Facility	$457	ILFC	$-	October 2012	No	10/13/2006
3-Year Syndicated Facility	2,000	ILFC	2,000	January 2014	No	1/31/2011

Total ILFC	$2,457		$2,000

American International Group, Inc.

    On October 12, 2011, the previously outstanding AIG 364-Day Syndicated Facility, AIG 3-Year Syndicated Facility and Chartis letter of credit facility were terminated upon AIG entering into a $1.5 billion 364-Day Syndicated Facility and a $3.0 billion 4-Year Syndicated Facility. The new 4-Year Syndicated Facility provides for $1.5 billion of revolving loans and includes a $1.5 billion letter of credit sublimit. The $1.3 billion of previously issued letters of credit under the Chartis letter of credit facility were rolled into the letter of credit sublimit within the 4-Year Syndicated Facility, so that a total of $1.7 billion remains available under this facility, of which $0.2 billion is available for letters of credit. AIG expects that it may draw down on these facilities from time to time, and may use the proceeds for general corporate purposes.

    AIG's ability to borrow under these facilities is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the facilities, including covenants relating to AIG's maintenance of a specified total consolidated net worth, total consolidated debt to total consolidated capitalization and total priority debt (defined as debt of AIG's subsidiaries and secured debt of AIG) to total consolidated capitalization. Failure to satisfy these and other requirements contained in the credit facilities would restrict AIG's access to the facilities and, consequently, could have a material adverse effect on AIG's financial condition, results of operations and liquidity.

    ILFC's three-year credit facility which became effective January 31, 2011 contains customary events of default and restrictive financial covenants that require ILFC to maintain a minimum fixed charge coverage ratio, a minimum consolidated tangible net worth, and a maximum ratio of consolidated debt to consolidated tangible net worth. Prior to April 16, 2010, ILFC had a $2.5 billion five-year syndicated facility which was scheduled to expire in October 2011. On April 16, 2010, ILFC amended and extended the maturity date of $2.16 billion of its $2.5 billion revolving credit facility from October 2011 to October 2012. Upon effectiveness of these amendments, the previously unsecured bank debt became secured by the equity interest in certain of ILFC's non-restricted subsidiaries, which hold a pool of aircraft with an appraised value of not less than 133 percent of the principal amount of the outstanding loans. During 2010 and the first three quarters of 2011, ILFC paid down $1.97 billion on the $2.5 billion revolving credit facility. In October 2011, ILFC paid off the non-extended portion of the facility in the amount of $73 million, bringing the revolving credit facility size down to $457 million. The amended facility prohibits ILFC from re-borrowing amounts repaid under this facility for any reason; therefore, the size of the outstanding revolving credit facility is $457 million.

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short- and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of October 28, 2011. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	A- (3rd of 8)	BBB (4th of 9)
	Stable Outlook		Stable Outlook	Stable Outlook	Stable Outlook

AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	A-	-
	Stable Outlook		Stable Outlook	Stable Outlook

AIG Funding, Inc.(d)	P-2	A-2	-	-	-
Stable Outlook

ILFC	Not prime	-	B1 (6th of 9)	BBB- (4th of 8)	BB (5th of 9)
	Positive Outlook		Positive Outlook	Stable Outlook	Stable Outlook

(a)
Moody's appends numerical modifiers 1, 2 and 3 to the generic rating categories to show relative position within the rating categories.

(b)
S&P ratings may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

American International Group, Inc.

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

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
September 30, 2011 (in millions)
	Total Payments	Remainder of 2011	2012 - 2013	2014 - 2015	2016	Thereafter

Loss reserves	$93,782	$6,096	$32,636	$17,940	$5,824	$31,286
Insurance and investment contract liabilities	237,245	11,826	29,105	25,256	11,845	159,213
Aircraft purchase commitments	17,517	82	1,746	4,184	3,098	8,407
Borrowings	75,357	2,300	13,918	10,563	7,113	41,463
Interest payments on borrowings	44,092	1,085	7,827	6,635	2,865	25,680
Other long-term obligations(a)	171	28	34	11	-	98

Total(b)	$468,164	$21,417	$85,266	$64,589	$30,745	$266,147

(a)
Primarily includes contracts to purchase future services and other capital expenditures.

(b)
Does not reflect unrecognized tax benefits of $4.5 billion, the timing of which is uncertain. In addition, the majority of AIGFP's credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At September 30, 2011, the fair value derivative liability was $3.1 billion, relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, at September 30, 2011 AIGFP had posted collateral of $2.7 billion with respect to these swaps.

American International Group, Inc.

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes off-balance sheet arrangements and commercial commitments in total, and by remaining maturity:

		Amount of Commitment Expiration
September 30, 2011 (in millions)
	Total Amounts Committed	Remainder of 2011	2012 - 2013	2014 - 2015	2016	Thereafter

Guarantees:
Liquidity facilities(a)	$663	$-	$562	$-	$-	$101
Standby letters of credit	778	754	14	9	1	-
Guarantees of indebtedness	170	-	-	-	-	170
All other guarantees(b)	551	22	176	197	40	116
Commitments:
Investment commitments(c)	3,105	2,232	699	98	74	2
Commitments to extend credit	705	615	46	43	-	1
Letters of credit	1,486	1,466	20	-	-	-
Other commercial commitments(d)	747	53	-	-	-	694

Total(e)	$8,205	$5,142	$1,517	$347	$115	$1,084

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

(d)
Excludes commitments with respect to pension plans. The remaining pension contribution for 2011 is expected to be approximately $10 million for U.S. and non-U.S. plans.

(e)
Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

 Securities Financing

    The fair value of securities transferred under repurchase agreements accounted for as sales was $2.4 billion and $2.7 billion at September 30, 2011 and December 31, 2010, respectively, and the related cash collateral obtained was $1.8 billion and $2.1 billion at September 30, 2011 and December 31, 2010, respectively.

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

    The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities. In the case of life insurance and retirement services companies, as well as in the Direct Investment book, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with assets of comparable duration. Domestically, fixed maturity securities held by the insurance companies included in Chartis historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to meet the current risk-return and tax objectives of Chartis, the domestic property and casualty companies have begun to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments which meet the companies' liquidity, duration and credit quality objectives as well as current risk-return and tax objectives. Outside of the U.S., fixed maturity securities held by Chartis companies consist primarily of intermediate duration high-grade securities.

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

    AIG accounts for the vast majority of the invested assets held by its insurance companies at fair value. However, with limited exceptions (primarily with respect to separate account products on AIG's Consolidated Balance Sheet), AIG does not modify the fair value of its insurance liabilities for changes in interest rates, even though rising interest rates have the effect of reducing the fair value of such liabilities, and falling interest rates have the opposite effect. This results in the recording of changes in unrealized gains (losses) on securities in Accumulated other comprehensive income resulting from changes in interest rates without any correlative, inverse changes in gains (losses) on AIG's liabilities. Because AIG's asset duration in certain low-yield currencies, particularly Japan, is shorter than its liability duration, AIG views increasing interest rates in these countries as economically advantageous, notwithstanding the effect that higher rates have on the market value of its fixed maturity portfolio.

    At September 30, 2011, approximately 88 percent of the fixed maturity securities were held by domestic entities. Approximately 24 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 12 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Committee closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At September 30, 2011, approximately 29 percent of the foreign fixed maturity investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 3 percent were below investment grade or not rated at that date. Approximately 40 percent of the foreign fixed maturity portfolio are sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

American International Group, Inc.

Investment Highlights

    The third quarter of 2011 gave rise to elevated levels of volatility in the capital markets both domestically and globally. Ten-year U.S. Treasuries dropped to historic lows, commodities declined from their previous highs, and equity markets experienced their worst performance since the first quarter of 2009. As a result, AIG experienced significantly lower net investment income in the third quarter of 2011 compared to the same period in 2010.

    An overview of noteworthy investment activities during the third quarter of 2011 is provided below:

  •
  purchased approximately $23 billion of fixed maturity securities during the quarter (approximately $71 billion during the nine months ended September 30, 2011) by insurance operations. The purchases were made using proceeds from sales and maturity of securities, paydowns on structured securities, cash flow from operations and investments, and from the redeployment of existing cash and short-term investments. Short-term investments were redeployed into approximately $19 billion of higher yielding fixed maturity securities during the nine months ended September 30, 2011.

  •
  corporate debt (primarily high grade) represented approximately 75 percent of new purchases. Risk-weighted opportunistic investments in structured securities continued to be made to improve yields and increase net investment income, but the amount of such purchases was significantly less than in the second quarter of 2011;

  •
  base yields at Chartis and SunAmerica continued to improve as a result of cash deployment activities, but the low rate environment continues to put downward pressure on yields as new money rates are generally lower than maturing or called investment yields;

  •
  continued reductions of the tax exempt municipal bond portfolio exposure of $1.7 billion and $9.8 billion for the three- and nine-month periods ended September 30, 2011, respectively, primarily from sales, although sales levels were lower in the third quarter than in the first two quarters in 2011;

  •
  partnership income was at its lowest level since the third quarter of 2010, driven primarily by poor equity market performance. Hedge fund losses were more than offset by positive private equity returns;

  •
  continuation of decreases in fair value on the Maiden Lane Interests due to widening spread trends and negative changes in future cash flow projections. The combined third quarter 2011 fair value loss of $1.0 billion compares unfavorably to the second quarter 2011 and the third quarter 2010 by $0.2 billion and $1.5 billion, respectively;

  •
  a decline in the value of AIA ordinary shares of $2.3 billion that offset the majority of the $2.6 billion gain recorded for the first six months of the year;

  •
  $2.2 billion net unrealized appreciation in AIG's invested assets in the quarter driven by lower yields across its U.S. government, municipal bonds, agency structured securities, and non-financial corporate debt investments, partially offset by unrealized losses in non agencies, financial corporate debt instruments, and equities;

  •
  $620 million of net realized capital gains on sales of fixed maturity securities and equities in the third quarter of 2011, a seven percent decline compared to the $669 million of gains in the second quarter of 2011 and a 36 percent decline compared to the $974 million of gains in the third quarter of 2010. The current quarter gains consist primarily of realized gains on the sale of corporate debt instruments, with additional contributions from the continuing tax-exempt municipal bond sales strategy;

  •
  other-than-temporary impairments of $496 million in the third quarter of 2011, with the majority related to structured securities. This was the first quarterly increase in other-than-temporary impairments experienced in 2011;

American International Group, Inc.

  •
  realized capital losses of approximately $334 million on the unhedged interest rate component contained in certain annuity and life contracts. The realized capital losses were driven by the significant decrease in interest rates in the third quarter of 2011; and

  •
  U.S. Dollar strengthening against the British Pound and Euro resulted in realized capital gains of $260 million on AIG's unhedged foreign-denominated debt in the third quarter of 2011.

    The credit ratings in the table below and in subsequent tables reflect (a) the ratings on AIG's fixed maturity investments at September 30, 2011 by one or more of the major rating agencies or by the National Association of Insurance Commissioners (NAIC) Securities Valuations Office (SVO) (over 99 percent of total fixed maturity investments), or (b) AIG's equivalent internal ratings where the investments have not been rated by any of the major rating agencies or the NAIC. The "Non-rated" category in those tables consists of fixed maturity investments that have not been rated by any of the major rating agencies, the NAIC or AIG, and represents primarily AIG's interest in ML III.

    See Enterprise Risk Management for a discussion of credit risks associated with Investments.

The following table presents the credit ratings of AIG's fixed maturity investments based on fair value:

	September 30, 2011	December 31, 2010

Rating:
AAA*	25%	24%
AA	19	22
A	22	21
BBB	23	22
Below investment grade	8	7
Non-rated	3	4

Total	100%	100%

*
In the table above, U.S. Government and US Government-sponsored fixed maturity securities are included in AAA, based on the majority view of rating agencies and AIG's internal analysis and rating.

American International Group, Inc.

 Investments by Segment

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment
(in millions)	Chartis	SunAmerica	Aircraft Leasing	Other Operations		Total

September 30, 2011
Fixed maturity securities:
Bonds available for sale, at fair value	$101,367	$153,146	$-	$5,316		$259,829
Bond trading securities, at fair value	97	1,573	-	22,984		24,654
Equity securities:
Common and preferred stock available for sale, at fair value	2,579	179	1	450		3,209
Common and preferred stock trading, at fair value	-	-	-	148		148
Mortgage and other loans receivable, net of allowance	551	16,497	73	2,158		19,279
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	35,758	-		35,758
Other invested assets	12,986	13,038	-	15,107	(c)	41,131
Short-term investments	8,302	3,359	868	16,569		29,098

Total investments(a)	125,882	187,792	36,700	62,732		413,106
Cash	731	444	14	353		1,542

Total invested assets	$126,613	$188,236	$36,714	$63,085		$414,648

December 31, 2010
Fixed maturity securities:
Bonds available for sale, at fair value	$88,904	$128,347	$-	$11,051		$228,302
Bond trading securities, at fair value	-	1,307	-	24,875		26,182
Equity securities:
Common and preferred stock available for sale, at fair value	3,827	218	2	534		4,581
Common and preferred stock trading, at fair value	-	1	-	6,651		6,652
Mortgage and other loans receivable, net of allowance	690	16,727	134	2,686		20,237
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	38,510	-		38,510
Other invested assets	13,743	13,069	-	15,398	(c)	42,210
Short-term investments	11,799	19,160	3,058	9,721		43,738

Total investments(a)	118,963	178,829	41,704	70,916		410,412
Cash	572	270	9	707		1,558

Total invested assets(b)	$119,535	$179,099	$41,713	$71,623		$411,970

(a)
At September 30, 2011, approximately 87 percent and 13 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 85 percent and 15 percent, respectively, at December 31, 2010.

(b)
Total invested assets of businesses held for sale amounted to $96.3 billion and are excluded. See Note 4 to the Consolidated Financial Statements.

(c)
Includes $11.4 billion and $11.1 billion of AIA ordinary shares at September 30, 2011 and December 31, 2010, respectively.

American International Group, Inc.

 Available for Sale Investments

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

September 30, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$7,123	$434	$(3)	$7,554	$-
Obligations of states, municipalities and political subdivisions	36,921	2,558	(89)	39,390	(29)
Non-U.S. governments	18,969	761	(76)	19,654	-
Corporate debt	136,018	11,811	(1,563)	146,266	94
Mortgage-backed, asset-backed and collateralized:
RMBS	32,448	1,507	(1,397)	32,558	(625)
CMBS	8,168	458	(986)	7,640	(143)
CDO/ABS	6,743	498	(474)	6,767	54

Total mortgage-backed, asset-backed and collateralized	47,359	2,463	(2,857)	46,965	(714)

Total bonds available for sale(b)	246,390	18,027	(4,588)	259,829	(649)

Equity securities available for sale:
Common stock	1,652	1,444	(68)	3,028	-
Preferred stock	83	31	-	114	-
Mutual funds	55	12	-	67	-

Total equity securities available for sale	1,790	1,487	(68)	3,209	-

Total	$248,180	$19,514	$(4,656)	$263,038	$(649)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	14,780	639	(75)	15,344	(28)
Corporate debt	118,729	8,827	(1,198)	126,358	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)

Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Total(c)	$223,240	$14,782	$(5,139)	$232,883	$(761)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At September 30, 2011 and December 31, 2010, bonds available for sale held by AIG that were below investment grade or not rated totaled $20.9 billion and $18.6 billion, respectively.

(c)
Excludes $80.5 billion of available for sale securities at fair value from businesses held for sale. See Note 4 herein.

American International Group, Inc.

The following table presents the fair value of AIG's available for sale U.S. municipal bond portfolio by state and type:

September 30, 2011 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$557	$1,272	$3,500	$5,329
Texas	248	2,819	2,260	5,327
New York	1	884	4,045	4,930
Washington	687	363	949	1,999
Massachusetts	953	10	934	1,897
Florida	578	9	1,216	1,803
Illinois	172	682	697	1,551
Georgia	644	103	491	1,238
Virginia	88	250	833	1,171
Arizona	-	161	865	1,026
Ohio	264	213	514	991
Pennsylvania	558	100	247	905
New Jersey	11	3	739	753
All Other	2,326	1,723	6,360	10,409

Total(a)(b)	$7,087	$8,592	$23,650	$39,329

(a)
Excludes certain university and not-for-profit entities that issue in the corporate debt market. Includes industrial revenue bonds.

(b)
Includes $5.6 billion of pre-refunded municipal bonds.

    At September 30, 2011, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with 97 percent of the portfolio rated A or higher.

The following table presents the industry categories of AIG's available for sale corporate debt securities based on amortized cost:

Industry Category	September 30, 2011	December 31, 2010(a)

Financial institutions:
Money Center/Global Bank Groups	12%	12%
Regional banks – other	3	3
Life insurance	4	4
Securities firms and other finance companies	1	2
Insurance non-life	1	4
Regional banks – North America	2	2
Other financial institutions	7	5
Utilities	16	16
Communications	8	8
Consumer noncyclical	10	8
Capital goods	6	6
Energy	7	6
Consumer cyclical	6	8
Other	17	16

Total(b)	100%	100%

(a)
Excludes corporate debt of businesses held for sale.

(b)
At September 30, 2011 and December 31, 2010, approximately 95 percent and 93 percent, respectively, of these investments were rated investment grade.

American International Group, Inc.

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	September 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS*
2011	$7,101	$323	$(1)	$7,423	22%	$-	$-	$-	$-	-%
2010	4,238	157	(1)	4,394	13	4,157	11	(53)	4,115	20
2009	733	23	-	756	2	881	9	(3)	887	4
2008	774	57	-	831	2	937	39	(2)	974	5
2007	4,669	137	(271)	4,535	15	2,836	114	(213)	2,737	14
2006 and prior	14,933	810	(1,124)	14,619	46	11,850	527	(1,282)	11,095	57

Total RMBS	$32,448	$1,507	$(1,397)	$32,558	100%	$20,661	$700	$(1,553)	$19,808	100%

Agency
2011	$6,101	$323	$(1)	$6,423	38%	$-	$-	$-	$-	-%
2010	4,166	156	(1)	4,321	26	4,067	10	(52)	4,025	40
2009	658	22	-	680	4	784	9	(3)	790	8
2008	774	57	-	831	5	937	39	(2)	974	9
2007	618	45	-	663	4	526	36	(2)	560	5
2006 and prior	3,627	509	-	4,136	23	3,825	357	(1)	4,181	38

Total Agency	$15,944	$1,112	$(2)	$17,054	100%	$10,139	$451	$(60)	$10,530	100%

Alt-A
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	65	1	-	66	1	70	1	(1)	70	2
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	1,799	45	(171)	1,673	29	1,004	39	(76)	967	28
2006 and prior	4,312	91	(394)	4,009	70	2,449	41	(380)	2,110	70

Total Alt-A	$6,176	$137	$(565)	$5,748	100%	$3,523	$81	$(457)	$3,147	100%

Subprime
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	-	-	-	-	-	-	-	-	-	-
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	44	-	-	44	3
2007	78	14	(10)	82	4	111	19	(5)	125	9
2006 and prior	1,735	24	(351)	1,408	96	1,104	16	(317)	803	88

Total Subprime	$1,813	$38	$(361)	$1,490	100%	$1,259	$35	$(322)	$972	100%

Prime non-agency
2011	$1,000	$-	$-	$1,000	12%	$-	$-	$-	$-	-%
2010	7	-	-	7	-	20	-	(1)	19	-
2009	75	1	-	76	1	97	-	-	97	2
2008	-	-	-	-	-	-	-	-	-	-
2007	2,028	23	(67)	1,984	25	1,097	19	(71)	1,045	21
2006 and prior	4,967	146	(311)	4,802	62	4,010	96	(483)	3,623	77

Total Prime non-agency	$8,077	$170	$(378)	$7,869	100%	$5,224	$115	$(555)	$4,784	100%

Total Other Housing Related	$438	$50	$(91)	$397	100%	$516	$18	$(159)	$375	100%

*
Includes foreign and jumbo RMBS-related securities.

American International Group, Inc.

The following table presents AIG's RMBS investments by credit rating:

	September 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$19,082	$1,144	$(95)	$20,131	59%	$13,009	$477	$(277)	$13,209	63%
AA	1,153	44	(177)	1,020	3	1,265	46	(274)	1,037	6
A	563	7	(102)	468	2	548	2	(144)	406	3
BBB	624	9	(95)	538	2	610	5	(113)	502	3
Below investment grade(b)	11,026	303	(928)	10,401	34	5,209	170	(744)	4,635	25
Non-rated	-	-	-	-	-	20	-	(1)	19	-

Total RMBS(a)	$32,448	$1,507	$(1,397)	$32,558	100%	$20,661	$700	$(1,553)	$19,808	100%

Agency RMBS – AAA	$15,944	$1,112	$(2)	$17,054	100%	$10,139	$451	$(60)	$10,530	100%

Alt-A RMBS
AAA	$753	$9	$(30)	$732	12%	$862	$1	$(63)	$800	24%
AA	379	29	(37)	371	6	462	30	(89)	403	13
A	202	3	(30)	175	3	148	1	(41)	108	4
BBB	143	-	(26)	117	3	102	1	(15)	88	3
Below investment grade(b)	4,699	96	(442)	4,353	76	1,949	48	(249)	1,748	56
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Alt-A	$6,176	$137	$(565)	$5,748	100%	$3,523	$81	$(457)	$3,147	100%

Subprime RMBS
AAA	$405	$2	$(31)	$376	22%	$417	$-	$(63)	$354	33%
AA	236	11	(59)	188	13	259	15	(67)	207	21
A	35	-	(18)	17	2	108	1	(33)	76	9
BBB	96	-	(26)	70	5	78	-	(23)	55	6
Below investment grade(b)	1,041	25	(227)	839	58	397	19	(136)	280	31
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Subprime	$1,813	$38	$(361)	$1,490	100%	$1,259	$35	$(322)	$972	100%

Prime non-agency
AAA	$1,955	$19	$(33)	$1,941	24%	$1,564	$24	$(89)	$1,499	30%
AA	500	4	(65)	439	6	502	1	(103)	400	10
A	272	4	(33)	243	3	221	-	(40)	181	4
BBB	305	9	(21)	293	4	338	4	(44)	298	7
Below investment grade(b)	5,045	134	(226)	4,953	63	2,579	86	(278)	2,387	49
Non-rated	-	-	-	-	-	20	-	(1)	19	-

Total prime non-agency	$8,077	$170	$(378)	$7,869	100%	$5,224	$115	$(555)	$4,784	100%

Total Other Housing Related	$438	$50	$(91)	$397	100%	$516	$18	$(159)	$375	100%

(a)
The weighted average expected life is 5 years and 6 years at September 30, 2011 and December 31, 2010, respectively.

(b)
Commencing in the second quarter of 2011, AIG purchased certain RMBS securities that had experienced deterioration in credit quality since their origination. See Note 7 to the Consolidated Financial Statements, Investments – Purchased Credit Impaired (PCI) Securities, for additional discussion.

American International Group, Inc.

    AIG's underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	September 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$6,647	$299	$(848)	$6,098	81%	$6,428	$204	$(919)	$5,713	88%
ReRemic/CRE CDO	383	29	(129)	283	5	508	23	(219)	312	7
Agency	1,056	130	-	1,186	13	297	13	(1)	309	4
Other	82	-	(9)	73	1	87	-	(10)	77	1

Total	$8,168	$458	$(986)	$7,640	100%	$7,320	$240	$(1,149)	$6,411	100%

The following table presents AIG's CMBS investments by year of vintage:

	September 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2011	$1,166	$101	$(2)	$1,265	14%	$-	$-	$-	$-	-%
2010	276	18	(3)	291	3	86	-	-	86	1
2009	42	2	-	44	1	42	1	-	43	1
2008	217	-	(16)	201	3	217	8	(1)	224	3
2007	2,072	146	(433)	1,785	25	2,205	118	(484)	1,839	30
2006 and prior	4,395	191	(532)	4,054	54	4,770	113	(664)	4,219	65

Total	$8,168	$458	$(986)	$7,640	100%	$7,320	$240	$(1,149)	$6,411	100%

The following table presents AIG's CMBS investments by credit rating:

	September 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$3,318	$247	$(10)	$3,555	41%	$2,416	$88	$(21)	$2,483	33%
AA	715	9	(55)	669	9	772	7	(94)	685	11
A	1,012	16	(80)	948	12	1,061	18	(100)	979	14
BBB	699	9	(100)	608	9	1,140	12	(302)	850	16
Below investment grade	2,412	176	(741)	1,847	29	1,931	115	(632)	1,414	26
Non-rated	12	1	-	13	-	-	-	-	-	-

Total	$8,168	$458	$(986)	$7,640	100%	$7,320	$240	$(1,149)	$6,411	100%

American International Group, Inc.

The following table presents the percentage of AIG's CMBS investments by geographic region based on amortized cost:

	September 30, 2011	December 31, 2010

Geographic region:
New York	15%	17%
California	10	12
Texas	6	6
Florida	5	6
Virginia	3	3
Illinois	3	3
New Jersey	2	3
Georgia	2	3
Maryland	2	2
Pennsylvania	2	2
Nevada	2	2
Washington	2	2
All Other*	46	39

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry based on amortized cost:

	September 30, 2011	December 31, 2010

Industry:
Office	27%	34%
Multi-family*	25	17
Retail	25	27
Lodging	9	8
Industrial	7	6
Other	7	8

Total	100%	100%

*
Includes Agency-backed CMBS.

    Although the market value of CMBS holdings has remained stable during the first nine months of 2011, the portfolio continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

American International Group, Inc.

Investments in CDOs

The following table presents AIG's CDO investments by collateral type:

	September 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$1,913	$60	$(284)	$1,689	85%	$1,697	$62	$(321)	$1,438	76%
Synthetic investment grade	16	79	-	95	1	78	102	(2)	178	4
Other	285	167	(19)	433	13	433	151	(52)	532	19
Subprime ABS	16	4	(8)	12	1	24	2	(12)	14	1

Total	$2,230	$310	$(311)	$2,229	100%	$2,232	$317	$(387)	$2,162	100%

The following table presents AIG's CDO investments by credit rating:

	September 30, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$57	$-	$(1)	$56	2%	$27	$-	$(2)	$25	1%
AA	289	12	(16)	285	13	133	1	(13)	121	6
A	941	4	(129)	816	42	558	17	(99)	476	25
BBB	593	18	(127)	484	27	787	21	(181)	627	35
Below investment grade	350	276	(38)	588	16	727	277	(92)	912	33
Non-rated	-	-	-	-	-	-	1	-	1	-

Total	$2,230	$310	$(311)	$2,229	100%	$2,232	$317	$(387)	$2,162	100%

Commercial Mortgage Loans

    At September 30, 2011, AIG had direct commercial mortgage loan exposure of $13.3 billion. At that date, over 98 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by state and class of loan:

September 30, 2011 (dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	167	$110	$1,202	$258	$875	$367	$418	$3,230	24%
New York	70	265	853	172	68	43	81	1,482	11
New Jersey	60	612	318	284	8	-	71	1,293	10
Florida	98	51	294	244	104	21	210	924	7
Texas	60	56	338	118	224	81	24	841	6
Pennsylvania	61	111	101	145	123	17	14	511	4
Ohio	57	163	45	93	62	39	12	414	3
Maryland	23	25	193	165	14	4	4	405	3
Colorado	21	11	211	1	-	27	59	309	2
Arizona	12	83	55	59	9	-	86	292	2
Other states	374	397	1,312	728	457	295	406	3,595	27
Foreign	76	2	-	-	-	-	44	46	1

Total*	1,079	$1,886	$4,922	$2,267	$1,944	$894	$1,429	$13,342	100%

*
Excludes portfolio valuation losses.

American International Group, Inc.

 Impairments

The following table presents investment impairments by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Fixed maturities, available for sale	$401	$764	$729	$1,887
Equity securities, available for sale	21	46	43	113
Partnerships and hedge funds	74	14	160	271

Subtotal	$496	$824	$932	$2,271

Life settlement contracts	20	17	255	43
Real estate*	1	29	28	598

Total	$517	$870	$1,215	$2,912

*
Real estate impairment is recorded in Other income.

American International Group, Inc.

 Other-Than-Temporary Impairments

The following tables present other-than-temporary impairment charges in earnings, excluding impairments on life settlement contracts and real estate shown above.

Other-than-temporary impairment by segment and type of impairment:

	Reportable Segment
(in millions)	Chartis	SunAmerica	Aircraft Leasing	Other Operations	Total

Three Months Ended September 30, 2011
Impairment Type:
Severity	$23	$2	$-	$-	$25
Change in intent	1	3	-	-	4
Foreign currency declines	8	-	-	-	8
Issuer-specific credit events	82	367	-	7	456
Adverse projected cash flows	1	2	-	-	3

Total	$115	$374	$-	$7	$496

Three Months Ended September 30, 2010
Impairment Type:
Severity	$1	$4	$-	$-	$5
Change in intent	312	15	-	13	340
Foreign currency declines	12	-	-	5	17
Issuer-specific credit events	12	337	-	112	461
Adverse projected cash flows	-	1	-	-	1

Total	$337	$357	$-	$130	$824

Nine Months Ended September 30, 2011
Impairment Type:
Severity	$42	$4	$-	$-	$46
Change in intent	1	7	-	-	8
Foreign currency declines	13	-	-	-	13
Issuer-specific credit events	119	701	-	26	846
Adverse projected cash flows	2	17	-	-	19

Total	$177	$729	$-	$26	$932

Nine Months Ended September 30, 2010
Impairment Type:
Severity	$22	$13	$-	$19	$54
Change in intent	313	30	-	18	361
Foreign currency declines	15	-	-	6	21
Issuer-specific credit events	129	1,389	-	315	1,833
Adverse projected cash flows	-	1	-	1	2

Total	$479	$1,433	$-	$359	$2,271

American International Group, Inc.

 Other-than-temporary impairment charges by type of security and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended September 30, 2011
Impairment Type:
Severity	$-	$-	$-	$-	$25	$25
Change in intent	-	-	-	3	1	4
Foreign currency declines	-	-	-	8	-	8
Issuer-specific credit events	323	6	58	-	69	456
Adverse projected cash flows	3	-	-	-	-	3

Total	$326	$6	$58	$11	$95	$496

Three Months Ended September 30, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$5	$5
Change in intent	210	-	99	18	13	340
Foreign currency declines	-	1	-	15	1	17
Issuer-specific credit events	270	11	98	41	41	461
Adverse projected cash flows	1	-	-	-	-	1

Total	$481	$12	$197	$74	$60	$824

Nine Months Ended September 30, 2011
Impairment Type:
Severity	$-	$-	$-	$-	$46	$46
Change in intent	-	-	-	5	3	8
Foreign currency declines	-	-	-	13	-	13
Issuer-specific credit events	549	17	115	11	154	846
Adverse projected cash flows	19	-	-	-	-	19

Total	$568	$17	$115	$29	$203	$932

Nine Months Ended September 30, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$54	$54
Change in intent	210	-	99	36	16	361
Foreign currency declines	-	2	-	18	1	21
Issuer-specific credit events	717	19	705	79	313	1,833
Adverse projected cash flows	2	-	-	-	-	2

Total	$929	$21	$804	$133	$384	$2,271

*
Includes other-than-temporary impairment charges on partnership investments and direct private equity investments.

American International Group, Inc.

 Other-than-temporary impairment charges by type of security and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended September 30, 2011
Rating:
AAA	$8	$-	$-	$1	$-	$9
AA	4	-	-	1	-	5
A	2	-	-	7	-	9
BBB	2	3	-	1	-	6
Below investment grade	310	3	58	1	-	372
Non-rated	-	-	-	-	95	95

Total	$326	$6	$58	$11	$95	$496

Three Months Ended September 30, 2010
Rating:
AAA	$22	$-	$-	$10	$-	$32
AA	8	-	-	-	-	8
A	14	-	-	2	2	18
BBB	12	2	10	12	4	40
Below investment grade	425	10	187	41	3	666
Non-rated	-	-	-	9	51	60

Total	$481	$12	$197	$74	$60	$824

Nine Months Ended September 30, 2011
Rating:
AAA	$20	$-	$-	$3	$-	$23
AA	37	-	-	4	-	41
A	13	-	-	7	-	20
BBB	11	7	9	1	-	28
Below investment grade	486	10	106	13	-	615
Non-rated	1	-	-	1	203	205

Total	$568	$17	$115	$29	$203	$932

Nine Months Ended September 30, 2010
Rating:
AAA	$24	$-	$-	$17	$-	$41
AA	19	1	2	-	-	22
A	46	-	13	5	7	71
BBB	45	2	54	15	4	120
Below investment grade	795	15	735	83	6	1,634
Non-rated	-	3	-	13	367	383

Total	$929	$21	$804	$133	$384	$2,271

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

    AIG recorded other-than-temporary impairment charges in the three- and nine-month periods ended September 30, 2011 and 2010 related to:

  •
  securities for which AIG has changed its intent to hold or sell;

  •
  declines due to foreign exchange rates;

  •
  issuer-specific credit events;

  •
  certain structured securities; and

  •
  other impairments, including equity securities, partnership investments, private equity investments and investments in life settlement contracts.

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.07 percent and 0.10 percent of Total equity in the nine-month periods ended September 30, 2011 and 2010, respectively.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings were $141 million and $94 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $355 million and $315 million for the nine-month periods ended September 30, 2011 and 2010, respectively. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 7 to the Consolidated Financial Statements in AIG's 2010 Annual Report on Form 10-K.

American International Group, Inc.

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

September 30, 2011	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total

Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0 - 6 months	$23,971	$719	3,620	$163	$39	12	$1	$-	3	$24,135	$758	3,635
7 - 12 months	3,796	143	507	191	52	18	1	-	3	3,988	195	528
> 12 months	7,961	600	906	2,168	616	279	369	198	55	10,498	1,414	1,240

Total	$35,728	$1,462	5,033	$2,522	$707	309	$371	$198	61	$38,621	$2,367	5,403

Below investment
grade bonds
0 - 6 months	$7,789	$489	1,465	$1,099	$288	150	$34	$24	26	$8,922	$801	1,641
7 - 12 months	465	41	82	149	47	24	-	-	15	614	88	121
> 12 months	2,937	292	360	2,284	794	221	416	246	83	5,637	1,332	664

Total	$11,191	$822	1,907	$3,532	$1,129	395	$450	$270	124	$15,173	$2,221	2,426

Total bonds
0 - 6 months	$31,760	$1,208	5,085	$1,262	$327	162	$35	$24	29	$33,057	$1,559	5,276
7 - 12 months	4,261	184	589	340	99	42	1	-	18	4,602	283	649
> 12 months	10,898	892	1,266	4,452	1,410	500	785	444	138	16,135	2,746	1,904

Total(e)	$46,919	$2,284	6,940	$6,054	$1,836	704	$821	$468	185	$53,794	$4,588	7,829

Equity securities
0 - 6 months	$435	$37	226	$65	$21	76	$-	$-	-	$500	$58	302
7-12 months	35	3	10	29	7	5	-	-	-	64	10	15
> 12 months	-	-	-	-	-	-	-	-	-	-	-	-

Total	$470	$40	236	$94	$28	81	$-	$-	-	$564	$68	317

(a)
Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)
Represents the percentage by which fair value is less than cost at September 30, 2011.

(c)
For bonds, represents amortized cost.

(d)
The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)
Item count is by CUSIP by subsidiary.
    For the nine-month period ended September 30, 2011, net unrealized gains related to fixed maturity and equity securities increased by $5.2 billion primarily resulting from the narrowing of credit spreads.

    As of September 30, 2011, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for more than 12 months consisted of the unrealized loss of $444 million related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 55 securities with an amortized cost of $369 million and a net unrealized loss of $198 million are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. For most security types supported by real estate-related assets, current market yields continue to be higher than the yields were at the respective issuance dates of the securities. This is largely due to investors demanding additional yield premium for securities whose performance is closely linked to the commercial and residential real estate sectors. In addition, for floating rate securities, persistently low LIBOR levels continue to make these securities less attractive.

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

American International Group, Inc.

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

Credit Risk Management

    AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturity securities, equity securities, loans, finance leases, reinsurance recoverables, derivatives (mark-to-market and potential future exposure), deposits, reverse repurchase agreements, repurchase agreements, collateral extended to counterparties, commercial bank letters of credit received as collateral, guarantees, and the specified credit equivalent exposures to certain insurance products which embody credit risk. Therefore, AIG's reported credit exposures to a counterparty reflect available for sale and held-to-maturity investments, trading securities, derivative exposures, insurance credit and any other counterparty credit exposures.

    AIG's single largest credit exposure, the U.S. Government, was 36 percent of Total equity at September 30, 2011 compared to 22 percent at December 31, 2010. The increase reflects the effects of the Recapitalization on Total equity as well as increased exposure to the U.S. Government, including primarily credit exposure to the U.S. Treasury and its agencies and to the direct and guaranteed exposures to U.S. government-sponsored entities, primarily the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). Based on AIG's internal risk ratings, at September 30, 2011, AIG's largest below investment grade-rated credit exposure was 0.5 percent of Total equity, compared to 0.6 percent at December 31, 2010.

    AIG's single largest industry credit exposure was to the global financial institutions sector, which includes banks and finance companies, securities firms, and insurance and reinsurance companies. As of September 30, 2011, credit exposure to this sector was $105 billion, or 121 percent of Total equity compared to 119 percent at December 31, 2010. At September 30, 2011, $100 billion or 95 percent of these financial institution credit exposures were considered investment grade based on AIG's internal ratings and $5 billion or 5 percent non-investment grade. Aggregate credit exposure to the ten largest below investment grade financial institutions was $2 billion at September 30, 2011.

    Of this $105 billion of credit exposure to the financial institution sector, AIG's aggregate credit exposure to fixed maturity securities of the financial institution sector amounted to $41 billion. Short-term bank deposit placements, reverse repos, repos and commercial paper issued by financial institutions (primarily commercial banks), operating account balances with banks and bank-issued commercial letters of credit supporting insurance credit exposures were $21 billion of the total exposure, or 20 percent, to global financial institutions at September 30, 2011. The remaining credit exposures to this sector were primarily related to reinsurance recoverables, ordinary shares of AIA, collateral extended to counterparties mostly pursuant to derivative transactions, derivatives, and captive risk management exposure.

American International Group, Inc.

    Among AIG's financial institution exposures, aggregate credit exposures to United Kingdom- and European-based banks totaled $27.9 billion at September 30, 2011, of which $27.3 billion were considered investment grade based on AIG's internal ratings. Aggregate below investment grade-rated credit exposures to European banks were $552 million at September 30, 2011.

    AIG's credit exposures to banks domiciled in the Euro-Zone countries totaled $11.7 billion, of which $5.8 billion were fixed maturity securities. Credit exposures to banks based in the five countries of the Euro-Zone periphery totaled $2 billion, of which $1.2 billion were fixed maturity securities. Credit exposures to banks based in France totaled $2.2 billion, of which $933 million were fixed maturity securities. AIG's credit exposures were predominantly to the largest banks in these countries.

The following table presents AIG's aggregate credit exposures to banks in the United Kingdom and Europe:

September 30, 2011 (in millions)	Fixed Maturity Securities(a)	Cash and Short-Term Investments(b)	Other(c)	Total

Euro-zone countries:
Netherlands	$2,202	$818	$930	$3,950
Germany	957	708	1,000	2,665
France	933	507	791	2,231
Spain	779	190	126	1,095
Italy	293	67	341	701
Belgium	228	1	164	393
Ireland	137	58	30	225
Greece	-	1	-	1
Portugal	-	-	-	-
Other Euro-zone	226	213	5	444

Total Euro-zone	$5,755	$2,563	$3,387	$11,705

Remainder of Europe
United Kingdom	$4,607	$2,383	$2,580	$9,570
Switzerland	1,053	921	597	2,571
Sweden	722	1,306	50	2,078
Other remainder of Europe	508	1,420	41	1,969

Total remainder of Europe	$6,890	$6,030	$3,268	$16,188

Total	$12,645	$8,593	$6,655	$27,893

(a)
Fixed maturity securities primarily includes available for sale and trading securities reported at fair value and single name CDS at notional contract amounts.

(b)
Cash and short-term investments include bank deposit placements, operating accounts, securities purchased under agreements to resell and collateral posted to counterparties against structured products. Credit equivalent exposure to securities purchased under agreements to resell was $94 million (notional value of $3.3 billion).

(c)
Other primarily consists of commercial letters of credit supporting insurance credit exposures ($1.7 billion), captive programs in the United Kingdom and the Netherlands ($1.8 billion) and derivative transactions at fair value ($1.3 billion).

    Out of a total of $5.8 billion of fixed maturity securities of banks in the Euro-Zone countries, AIG's subordinated debt holdings and Tier 1 and preference share securities in these banks totaled $1.5 billion and $612 million, respectively, at September 30, 2011. These exposures were predominantly to the largest banks in those countries.

American International Group, Inc.

The following table presents further detail on AIG's fixed maturity security exposure to banks in the United Kingdom and Europe:

September 30, 2011	Fixed Maturity Securities(a)
(in millions)	Secured/ Government(b)	Senior	Subordinated	Tier 1	Total

Euro-zone countries:
Netherlands	$592	$1,078	$377	$155	$2,202
Germany	115	359	334	149	957
France	181	238	334	180	933
Spain	161	199	312	107	779
Italy	74	110	109	-	293
Belgium	51	130	26	21	228
Ireland	48	89	-	-	137
Other Euro-zone	121	105	-	-	226

Total Euro-zone	$1,343	$2,308	$1,492	$612	$5,755

Remainder of Europe
United Kingdom	$306	$1,633	$2,180	$488	$4,607
Switzerland	30	692	308	23	1,053
Sweden	198	325	112	87	722
Other remainder of Europe	394	62	16	36	508

Total remainder of Europe	$928	$2,712	$2,616	$634	$6,890

Total	$2,271	$5,020	$4,108	$1,246	$12,645

(a)
Fixed maturity securities primarily includes available for sale and trading securities reported at fair value and single name CDS at notional contract value.

(b)
Secured/government primarily includes covered bonds and securities issued by government-sponsored entities or debt guaranteed by a government.

    AIG also had credit exposures to several European governments whose ratings have been downgraded or placed under review in recent months by one or more of the major rating agencies. These downgrades occurred mostly in countries in the European periphery (Spain, Italy and Portugal) where AIG's credit exposures totaled $415 million at September 30, 2011. The downgrades primarily reflect the large government budget deficits and rising government debt-to-GDP ratios of these sovereigns. These credit exposures primarily included available for sale and trading securities (at fair value) issued by these governments. AIG had no direct or guaranteed credit exposure to the governments of Greece or Ireland.

American International Group, Inc.

The following table presents AIG's aggregate (gross and net) credit exposures to governments in the Euro-Zone and other non-U.S. government concentrations:

(in millions)	September 30, 2011	December 31, 2010*

Euro-zone countries:
Germany	$1,958	$1,102
France	1,171	1,134
Netherlands	436	341
Spain	294	257
Austria	197	156
Belgium	163	246
Italy	114	448
Finland	88	34
Portugal	7	6
Ireland	-	-
Greece	-	-
Other Euro-zone	-	-

Total Euro-zone	4,428	3,724

Other concentrations:
Japan	8,807	7,366
Canada	3,118	1,081
United Kingdom	1,612	1,182
Australia	854	937
Norway	669	508
Sweden	510	316
Mexico	473	424
Qatar	363	305
Denmark	283	277
Saudi Arabia	275	231
Other	4,305	3,551

Total other concentrations	21,269	16,178

Total	$25,697	$19,902

*
For comparative purposes, December 31, 2010 figures have been adjusted to reflect the divestitures of AIG Star, AIG Edison, and Nan Shan, which occurred in 2011.

    AIG believes that its combined credit risk exposures to sovereign governments and financial institutions in the Euro-zone are manageable risks given the type of exposure and the quality and size of the issuers.

    AIG also monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties and its cross-border investments in its own international subsidiaries. Ten countries had cross-border exposures in excess of 10 percent of Total equity at September 30, 2011 compared to eight such countries in December 31, 2010. Based on AIG's internal risk ratings, at September 30, 2011, six countries were rated AAA, two were rated AA, and two were rated A. The two largest cross-border exposures were to the United Kingdom and Hong Kong.

    AIG also has a risk concentration, primarily through the investment portfolios of its insurance companies, in the U.S. municipal sector. A majority of these securities were held in available for sale portfolios of AIG's domestic property casualty insurance companies. AIG had $881 million of additional exposure to the municipal sector outside of its insurance company portfolios at September 30, 2011, compared to $974 million at December 31, 2010. These exposures consisted of AIGFP derivatives and trading securities (at fair value) and exposure related to other insurance and financial services operations.

    See also Investments herein for further information.

American International Group, Inc.

    AIG's Credit Risk Management Department reviews quarterly concentration reports in all categories listed above as well as credit trends by risk ratings. AIG Credit Risk Management periodically adjusts limits to provide reasonable assurance that AIG does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

Market Risk Management

Insurance and Aircraft Leasing Sensitivities

The following table provides estimates of AIG's sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure			Effect
(dollars in millions)	September 30, 2011	December 31, 2010*	Sensitivity Factor	September 30, 2011	December 31, 2010

Yield sensitive assets	$331,300	$308,900	100 bps parallel increase in all yield curves	$(15,200)	$(13,400)
Equity and alternative investments exposure	$39,000	$46,400	20% decline in stock prices and value of alternative investments	$(7,800)	$(9,300)
Foreign currency exchange rates net exposure	$5,300	$3,400	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(530)	$(340)

*
All figures and periods have been adjusted to reflect the divestitures of AIG Star, AIG Edison, and Nan Shan, which occurred in 2011.

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

•
Total yield sensitive assets increased 7.3 percent or $22.4 billion at September 30, 2011 compared to December 31, 2010, primarily due to an increase in fixed income assets of $33.9 billion. This increase was partially offset by a decrease in cash and other assets of $11.5 billion.

•
Total equity and alternative investments exposure decreased 16.0 percent or $7.4 billion compared to December 31, 2010, primarily due to: AIG's sale of MetLife equity securities ($6.5 billion); a decrease in mutual fund value ($1.3 billion); a decrease in common equity securities ($1.4 billion); and a decrease in real estate investment ($0.3 billion). The decrease was partially offset by an increase in partnership value ($1.0 billion) and an increase in all other equity investments ($1.1 billion).

•
The 55.9 percent or $1.89 billion increase in foreign currency exchange rates net exposure at September 30, 2011, compared to December 31, 2010, includes: $944 million from certain foreign-denominated equity holdings; goodwill translation adjustment of $832 million; and a change in all other currencies of $119 million.

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

•
fair value measurements of certain financial assets and liabilities, including CDS and AIG's economic interest in ML II and equity interest in ML III;

•
insurance liabilities, including general insurance unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

•
estimated gross profits for investment-oriented products;

•
impairment charges, including other-than-temporary impairments on financial instruments and goodwill impairments; and

•
liabilities for legal contingencies;

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

American International Group, Inc.

    AIG has had several favorable developments, including the completion of the Recapitalization in January 2011, the wind-down of AIGFP's portfolios, the sale of certain businesses, and its emergence from cumulative losses in recent years. AIG's U.S. consolidated income tax group, however, still needs to demonstrate sustainable operating profit. Based on the results of the third quarter of 2011, AIG's level of profitability in the fourth quarter of 2011 will be very important in demonstrating sustainable operating profit. AIG's ability to demonstrate sustainable operating profit, together with the recent emergence from cumulative losses as well as projections of sufficient future taxable income, would represent significant positive evidence. Depending on AIG's level of profitability and the characteristics of the deferred tax assets, it is possible that the valuation allowance could be released in large part in the fourth quarter of 2011, which would materially and favorably affect Net income and shareholders' equity in that period. At December 31, 2010, the valuation allowance for AIG's U.S. consolidated income tax group was $23.8 billion.

Deferred Policy Acquisition Costs - Short Duration (general insurance):

    Recoverability of DAC is based on the current terms and profitability of the underlying insurance contracts. Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. AIG assesses the recoverability of its DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded unearned premium to the sum of expected claims, claims adjustment expenses and maintenance costs, unamortized DAC and anticipated maintenance costs. If the sum of these costs exceeds the amount of recorded unearned premium, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Investment income is not anticipated in assessing the recoverability of DAC. Increases in expected claims and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge. Management tested the recoverability of DAC and determined that recorded unearned premiums of its Chartis domestic and international operations exceeded the sum of these costs at September 30, 2011, by one percent and 20 percent, respectively, and, therefore, the DAC of these operations was considered to be recoverable. DAC for Chartis domestic and international operations amounted to $1.7 billion and $1.9 billion, respectively, at September 30, 2011. See Note 2 to the Consolidated Financial Statements.

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

American International Group, Inc.

value of the reporting unit over the amounts that would be assigned to the reporting unit's assets and liabilities in a hypothetical business combination. An impairment charge is recognized in earnings to the extent of the excess.

    During the third quarter of 2011, Chartis finalized its reorganization, operating design and related segment reporting changes. In connection with this reorganization, total goodwill of $1.4 billion was allocated between Commercial Insurance and Consumer Insurance based on their relative fair values as of September 30, 2011. Management tested the allocated goodwill for impairment and determined that the fair values of the Commercial Insurance and Consumer Insurance reporting units exceeded book value at September 30, 2011 and therefore the goodwill of these reporting units was considered not impaired.

    AIG will continue to monitor overall competitive, business and economic conditions, and other events or circumstances, including Chartis operating results that might result in an impairment of goodwill in the future.

Fair Value Measurements of Certain Financial Assets and Liabilities:

Overview

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

September 30, 2011 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$260	90%
Fair value based on internal sources	28	10

Total fixed maturity and equity securities(b)	$288	100%

(a)
Includes $22.5 billion for which the primary source is broker quotes.

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

    At September 30, 2011, AIG classified $39.9 billion and $6.1 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 7.3 percent and 1.4 percent of the total assets and liabilities, respectively, at September 30, 2011. At December 31, 2010, AIG classified $36.3 billion and $6.2 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 5.3 percent and 1.1 percent of the total assets and liabilities, respectively, at December 31, 2010. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

    See Note 6 to the Consolidated Financial Statements for discussion of transfers of Level 3 assets and liabilities.

    AIGFP's Super Senior Credit Default Swap Portfolio:    AIGFP wrote credit protection on the super senior risk layer of collateralized loan obligations (CLOs), multi-sector CDOs and diversified portfolios of corporate debt, and prime residential mortgages. In these transactions, AIGFP is at risk of credit performance on the super senior

American International Group, Inc.

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2011(a)	December 31, 2010(a)	September 30, 2011(b)(c)	December 31, 2010(b)(c)
(in millions)					2011(c)	2010(c)	2011(c)	2010(c)

Regulatory Capital:
Corporate loans	$2,275	$5,193	$-	$-	$-	$-	$-	$-
Prime residential mortgages(d)	4,355	31,613	-	(190)	-	45	6	71
Other	984	1,263	17	17	(10)	6	-	(1)

Total	7,614	38,069	17	(173)	(10)	51	6	70

Arbitrage:
Multi-sector CDOs(e)	5,667	6,689	3,106	3,484	47	117	230	516
Corporate debt/CLOs(f)	12,035	12,269	160	171	(33)	8	11	(82)

Total	17,702	18,958	3,266	3,655	14	125	241	434

Mezzanine tranches(d)(g)	726	2,823	(12)	198	(1)	(24)	(15)	(72)

Total	$26,042	$59,850	$3,271	$3,680	$3	$152	$232	$432

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of $25 million and $(34) million in the three-month periods ended September 30, 2011 and 2010, respectively, and $27 million and $(124) million in the nine-month periods ended September 30, 2011 and 2010, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

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

(e)
During the nine-month period ended September 30, 2011, AIGFP liquidated one multi-sector super senior CDS transaction with a net notional amount of $188 million. The primary underlying collateral components, which consisted of individual ABS CDS transactions, were sold in an auction to counterparties, including AIGFP, at their approximate fair value at the time of the liquidation. AIGFP was the winning bidder on approximately $107 million of individual ABS CDS transactions, which are reported in written single name credit default swaps as of September 30, 2011. As a result, a $121 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. During the nine-month period ended September 30, 2011, AIGFP also paid $27 million to its counterparties with respect to multi-sector CDOs. Upon payment, a $27 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $4.8 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2011 and December 31, 2010, respectively.

(f)
Corporate debt/CLOs include $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both September 30, 2011 and December 31, 2010.

(g)
Net of offsetting purchased CDS of $272 million and $1.4 billion in net notional amount at September 30, 2011 and December 31, 2010, respectively.

American International Group, Inc.

The following table presents changes in the net notional amount of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

(in millions)	Net Notional Amount December 31, 2010(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization, net of Replenishments	Net Notional Amount September 30, 2011(a)

Regulatory Capital:
Corporate loans	$5,193	$(1,425)	$-	$89	$(1,582)	$2,275
Prime residential mortgages	31,613	(24,606)	-	2,195	(4,847)	4,355
Other	1,263	-	-	9	(288)	984

Total	38,069	(26,031)	-	2,293	(6,717)	7,614

Arbitrage:
Multi-sector CDOs(c)	6,689	(188)	(4)	38	(868)	5,667
Corporate debt/CLOs(d)	12,269	-	(232)	30	(32)	12,035

Total	18,958	(188)	(236)	68	(900)	17,702

Mezzanine tranches(e)	2,823	(2,029)	(203)	141	(6)	726

Total	$59,850	$(28,248)	$(439)	$2,502	$(7,623)	$26,042

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates to the weakening of the U.S. dollar, primarily against the Euro and the British Pound.

(c)
Multi-sector CDOs include $4.8 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at September 30, 2011 and December 31, 2010, respectively.

(d)
Corporate debt/CLOs include $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both September 30, 2011 and December 31, 2010.

(e)
Net of offsetting purchased CDS of $272 million and $1.4 billion in net notional amount at September 30, 2011 and December 31, 2010, respectively.

 The following table presents summary statistics for the AIGFP super senior credit default swaps at September 30, 2011 and totals for September 30, 2011 and December 31, 2010:

					Arbitrage Portfolio				Total
	Regulatory Capital Portfolio
		Prime Residential Mortgages			Corporate Debt/ CLOs	Multi- Sector CDOs w/ Subprime	Multi-Sector CDOs w/No Subprime
	Corporate Loans								September 30, 2011	December 31, 2010
Category			Other	Subtotal				Subtotal

Gross Transaction Notional Amount (in millions)	$3,121	$6,771	$1,159	$11,051	$17,531	$4,866	$4,909	$27,306	$38,357	$78,305
Net Notional Amount (in millions)	$2,275	$4,355	$984	$7,614	$12,035	$2,786	$2,881	$17,702	$25,316	$57,027
Number of Transactions	3	7	1	11	14	8	5	27	38	46
Weighted Average Subordination (%)	27.11%	35.53%	15.11%	31.01%	24.08%	29.38%	27.67%	25.67%	27.21%	20.16%
Weighted Average Number of loans/Transaction	4,182	26,779	1,547	17,752	122	131	118
Weighted Average Expected Maturity (Years)	0.98	0.48	4.03	0.99	4.42	6.72	6.28

American International Group, Inc.

Regulatory Capital Portfolio

    During the nine-month period ended September 30, 2011, $26.0 billion in net notional amount of regulatory capital CDSs were terminated or matured at no cost to AIGFP. AIGFP continues to reassess the expected maturity of this portfolio. As of September 30, 2011, AIGFP estimated that the weighted average expected maturity of the portfolio was 0.99 years. AIGFP has not been required to make any payments as part of terminations of super senior regulatory capital CDSs initiated by counterparties. However, during the second quarter of 2011, AIGFP terminated mezzanine tranches related to certain terminated super senior regulatory capital trades and made payments which approximated their fair values at the time of termination. The regulatory benefit of these transactions for AIGFP's financial institution counterparties was generally derived from Basel I. In December 2010, the Basel Committee on Banking Supervision finalized Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties for these transactions, and this may reduce the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    The weighted average expected maturity of the Regulatory Capital Portfolio decreased as of September 30, 2011 by approximately 2.2 years from December 31, 2010 due to the termination of two transactions that had a longer than average weighted average maturity. Because the remaining counterparties continue to have a right to terminate the transaction early, AIGFP has extended the expected maturity dates by one year, which is based on how long AIGFP believes the relevant rules under Basel I will remain effective. These counterparties in the Corporate Loan and Prime Residential Mortgage portfolios continue to receive favorable regulatory capital benefits under Basel I rules and, thus, AIG continues to categorize them as Regulatory Capital transactions.

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

    During the third quarter of 2011, hedge transactions with a net notional amount of $427 million were terminated at values that approximated their fair value at the time of termination. The terminations had a positive net cash flow effect on AIG due to the return of previously posted collateral.

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

American International Group, Inc.

 The following table presents, for each of the regulatory capital CDS transactions in the corporate loan portfolio, the gross transaction notional amount, net notional amount, attachment points, inception to date realized losses and percent non-investment grade:

(dollars in millions) CDS	Gross Transaction Notional Amount at September 30, 2011	Net Notional Amount at September 30, 2011	Attachment Point at Inception(a)	Attachment Point at September 30, 2011(a)	Realized Losses through September 30, 2011(b)	Percent Non-investment Grade at September 30, 2011(c)

1	$171	$75	10.03%	56.00%	0.52%	42.77%
2	816	579	10.00%	29.02%	0.20%	38.45%
3	2,134	1,621	13.26%	24.06%	0.00%	68.32%

Total	$3,121	$2,275

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios, replenishment rights and partial terminations, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2011 expressed as a percentage of the initial gross transaction notional amount.

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

 The following table presents, for each of the regulatory capital CDS transactions in the prime residential mortgage portfolio, the gross transaction notional amount, net notional amount, attachment points, and inception to date realized losses:

(dollars in millions) CDS	Gross Transaction Notional Amount at September 30, 2011	Net Notional Amount at September 30, 2011	Attachment Point at Inception(a)	Attachment Point at September 30, 2011(a)	Realized Losses through September 30, 2011(b)

1	$314	$108	17.01%	63.63%	2.88%
2	162	26	18.48%	83.25%	2.32%
3	176	86	16.81%	51.04%	1.89%
4	239	154	13.19%	35.50%	0.59%
5(c)	1,204	849	7.95%	29.35%	0.05%
6	1,795	1,311	12.40%	26.93%	0.00%
7	2,881	1,821	11.50%	36.78%	0.00%

Total	$6,771	$4,355

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations. As a result of participation ratios, replenishment rights and partial terminations, the attachment point may not always be computed by dividing net notional amount by gross transaction notional amount.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2011 expressed as a percentage of the initial gross transaction notional amount.

(c)
Delinquency information is not provided to AIGFP for the underlying pools of residential mortgages of this transaction. However, information with respect to principal amount outstanding, defaults, recoveries, remaining term, property use, geography, interest rates, and ratings of the underlying junior tranches are provided to AIGFP for such referenced pools.

American International Group, Inc.

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

    Ratings from independent ratings agencies for the underlying assets of the corporate loan portfolio are not universally available, but AIGFP estimates the ratings for the assets not rated by independent agencies by mapping the information obtained from the Report Providers to rating agency criteria. The "Percent Non-Investment Grade" information in the table above is provided as an indication of the nature of loans underlying the transactions, not necessarily as an indicator of relative risk of the CDS transactions, which is determined by the individual transaction structures. All of the remaining corporate loan transactions are written on Small and Medium Enterprise (SME) loan balances, which tend to be rated lower than loans to large, well-established enterprises. However, the greater number of loans and the smaller average size of the SME loans mitigate the risk profile of the pools. In addition, the transaction structures reflect AIGFP's assessment of the loan collateral arrangements, expected recovery values and reserve accounts in determining the level of subordination required to minimize the risk of loss. The percentage of non-investment grade obligations in the underlying pools of corporate loans varies considerably. One pool containing the highest percentage of non-investment grade obligations, which is the only transaction with a pool of non-investment grade percentages greater than 45 percent, is comprised solely of granular SME loan pools which benefit from collateral arrangements made by the originating financial institutions and from work out of recoveries by the originating financial institutions. The number of loans in this pool is 5,701. This large number of SME loans increases the predictability of the expected loss and lessens the probability that discrete events will have a meaningful impact on the results of the overall pool. This transaction benefits from a tranche junior to it which was still rated AAA by at least two rating agencies at September 30, 2011. Two other pools, with a total net notional amount of $654 million, have non-investment grade percentages less than 45 percent, with a weighted average remaining life to maturity of 3.2 years. These pools have weighted average realized losses of 0.29 percent from inception through September 30, 2011 and have current weighted average attachment points of 33.69 percent. Approximately 5.73 percent of the assets underlying the corporate loan transactions are in default. The percentage of assets in default by transaction was available for all transactions and ranged from 3.63 percent to 16.38 percent.

American International Group, Inc.

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

    Delinquency information for the mortgages underlying the residential mortgage transactions was available on 82.22 percent of the total gross transaction notional amount and mortgages delinquent more than 30 days ranged from 0.19 percent to 2.20 percent, averaging 0.44 percent. Except for one transaction, which comprised less than 5.00 percent of the total gross transaction notional amount, the average default rate (expressed as a percentage of gross transaction notional amount) was 0.95 percent and the default rates ranged from 0.00 percent to 6.53 percent. The default rate on this one transaction was 23.10 percent with a subordination level of 63.63 percent.

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

The following table presents the AIGFP Regulatory Capital CDS transactions in the Corporate loans portfolio by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(c)
September 30, 2011 Exposure Portfolio	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through September 30, 2011(b)
		Percent of Total			To First Call	To Maturity	Number of Transactions	Percent Rated	Average Rating

Germany	$2,275	100%	27.11%	0.11%	0.98	7.93	3	100%	A+

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2011 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP super senior tranche.

American International Group, Inc.

The following table presents the AIGFP Regulatory Capital CDS transactions in the Prime residential mortgage portfolio summarized by geographic location:

					Weighted Average Maturity (Years)			Ratings of Junior Tranches(c)
September 30, 2011	Net Notional Amount (in millions)		Current Average Attachment Point(a)	Realized Losses through September 30, 2011(b)
		Percent of Total			To First Call	To Maturity	Number of Transactions	Percent Rated	Average Rating

Country:
France	$849	19.50%	29.35%	0.05%	0.22	27.22	1	100%	AAA
Germany	1,685	38.69	36.97%	1.02%	0.73	37.97	5	100	AAA
Sweden	1,821	41.81	36.78%	0.00%	0.34	28.34	1	100	AAA

Total	$4,355	100.00%	35.53%	0.37%	0.48	31.96	7	100%	AAA

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents realized losses incurred by the transaction (defaulted amounts less amounts recovered) from inception through September 30, 2011 expressed as a percentage of the initial gross transaction notional amount.

(c)
Represents the weighted average ratings, when available, of the tranches immediately junior to AIGFP super senior tranche. The percentage rated represents the percentage of net notional amount where there exists a rated tranche immediately junior to AIGFP super senior tranche.

 Arbitrage Portfolio

    A portion of the AIGFP super senior credit default swaps as of September 30, 2011 are arbitrage-motivated transactions written on multi- sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

September 30, 2011 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with subprime collateral	$2,693	$1,402	$1,291	$558
High grade with no subprime collateral	3,370	1,285	2,085	805

Total high grade(b)	6,063	2,687	3,376	1,363

Mezzanine with subprime collateral	2,173	678	1,495	1,108
Mezzanine with no subprime collateral	1,539	743	796	635

Total mezzanine(c)	3,712	1,421	2,291	1,743

Total	$9,775	$4,108	$5,667	$3,106

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

American International Group, Inc.

The following table summarizes net notional amounts of the remaining multi-sector CDOs on which AIGFP wrote CDS protection on the super senior tranche, by settlement alternative and currency:

(in millions)	September 30, 2011	December 31, 2010

CDS transactions with cash settlement provisions
U.S. dollar-denominated	$3,579	$4,010
Euro-denominated	1,204	1,475

Total CDS transactions with cash settlement provisions	4,783	5,485

CDS transactions with physical settlement provisions
U.S. dollar-denominated	3	68
Euro-denominated	881	1,136

Total CDS transactions with physical settlement provisions	884	1,204

Total	$5,667	$6,689

The following table summarizes changes in the fair values of the derivative liability of the AIGFP super senior multi-sector CDO credit default swap portfolio:

(in millions)	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

Fair value of derivative liability, beginning of year	$3,484	$4,418
Unrealized market valuation gain	(230)	(663)
Other terminations and realized losses	(148)	(271)

Fair value of derivative liability, end of period	$3,106	$3,484

The following table presents, for each multi-sector CDO that is a reference obligation in a CDS written by AIGFP, the gross and net notional amounts, attachment points and percentage of gross notional amount rated less than B-/B-3:

(dollars in millions) CDO	Gross Transaction Notional Amount at September 30, 2011	Net Notional Amount at September 30, 2011	Attachment Point at Inception(a)	Attachment Point at September 30, 2011(a)	Percentage of Gross Notional Amount Rated Less than B-/B-3 at September 30, 2011

1	$891	$411	40.00%	53.92%	72.23%
2	645	326	53.00%	49.50%	73.64%
3	893	470	53.00%	47.39%	97.36%
4	955	274	76.00%	71.29%	86.46%
5	653	3	10.83%	0.00%	32.47%
6	745	374	12.27%	7.17%	9.20%
7	757	508	25.24%	27.99%	9.41%
8	1,084	1,014	10.00%	6.44%	44.70%
9	1,869	1,204	16.50%	18.75%	4.72%
10	283	154	32.00%	45.33%	100.00%
11	366	366	24.49%	0.00% (b)	74.35%
12	418	382	32.90%	8.55%	99.27%
13	216	181	34.51%	15.94%	97.12%

Total	$9,775	$5,667

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

The following table summarizes the gross transaction notional amount, percentage of the total CDO collateral pools and ratings and vintage breakdown of collateral securities in the multi-sector CDOs, by asset-backed securities (ABS) category:

September 30, 2011 (in millions)

	Gross Transaction Notional Amount		Ratings
		Percent of Total
ABS Category			AAA	AA	A	BBB	BB	<BB	NR	2008	2007	2006	2005+P

RMBS Prime	$143	1.46%	0.07%	0.02%	0.04%	0.35%	0.09%	0.89%	0.00%	0.00%	0.13%	0.16%	1.17%

RMBS Alt-A	522	5.34%	0.07%	0.10%	0.10%	0.23%	0.10%	4.74%	0.00%	0.00%	0.05%	1.91%	3.38%

RMBS Subprime	2,507	25.65%	0.46%	0.40%	0.40%	0.75%	0.82%	22.82%	0.00%	0.00%	1.39%	2.44%	21.82%

CMBS	2,882	29.48%	0.86%	0.73%	3.44%	2.47%	2.20%	19.33%	0.45%	0.16%	2.78%	12.77%	13.77%

CDO	1,313	13.43%	0.44%	1.00%	1.10%	1.10%	1.01%	8.60%	0.18%	0.00%	0.65%	2.90%	9.88%

Other	2,408	24.64%	3.43%	4.86%	8.07%	4.14%	1.67%	2.30%	0.17%	0.83%	1.47%	7.57%	14.77%

Total	$9,775	100.00%	5.33%	7.11%	13.15%	9.04%	5.89%	58.68%	0.80%	0.99%	6.47%	27.75%	64.79%

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

The following table summarizes gross transaction notional amount of CDS transactions written on portfolios of corporate obligations, percentage of the total referenced portfolios, and ratings by industry sector, in addition to the subordinations below the super senior risk layer, AIGFP's net notional amounts and fair value of derivative liability:

			Ratings
September 30, 2011 (in millions)	Gross Transaction Notional Amount	Percent of Total	Aa	A	Baa	Ba	<Ba	NR

Industry Sector
United States
Industrial	$6,025	34.4%	0.2%	3.4%	16.5%	3.9%	6.7%	3.7%
Financial	1,603	9.1%	0.1%	2.1%	4.1%	0.0%	1.7%	1.1%
Utilities	441	2.5%	0.0%	0.1%	1.5%	0.0%	0.2%	0.7%
Other	18	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%

Total United States	8,087	46.1%	0.3%	5.6%	22.1%	3.9%	8.6%	5.6%

Non-United States
Industrial	7,880	44.9%	0.0%	4.0%	9.8%	3.9%	3.5%	23.7%
Financial	783	4.5%	0.2%	1.6%	1.7%	0.1%	0.2%	0.7%
Government	440	2.5%	0.0%	0.8%	0.8%	0.6%	0.0%	0.3%
Utilities	208	1.2%	0.0%	0.1%	0.0%	0.2%	0.3%	0.6%
Other	133	0.8%	0.0%	0.6%	0.0%	0.0%	0.0%	0.2%

Total Non-United States	9,444	53.9%	0.2%	7.1%	12.3%	4.8%	4.0%	25.5%

Total gross transaction notional amount	17,531	100.0%	0.5%	12.7%	34.4%	8.7%	12.6%	31.1%

Subordination	5,496

Net Notional Amount	$12,035

Fair Value of Derivative Liability	$160

American International Group, Inc.

The following table presents, for each of the corporate debt and CLO CDS transactions, the net notional amounts, attachment points and inception to date defaults:

(dollars in millions) CDS	Type	Net Notional Amount at September 30, 2011	Attachment Point at Inception(a)	Attachment Point at September 30, 2011(a)	Defaults through September 30, 2011(b)

1	Corporate Debt	$1,554	21.76%	18.94%	6.16%
2	Corporate Debt	5,292	22.00%	20.23%	3.76%
3	Corporate Debt	987	22.14%	20.21%	3.61%
4	Corporate Debt	982	20.80%	18.16%	5.26%
5	Corporate Debt	640	24.00%	22.42%	4.46%
6	Corporate Debt	1,286	24.00%	22.32%	4.63%
7	CLO	101	35.85%	48.85%	3.79%
8	CLO	126	43.76%	44.16%	0.51%
9	CLO	189	44.20%	48.88%	0.00%
10	CLO	77	44.20%	48.88%	0.00%
11	CLO	144	44.20%	48.88%	0.00%
12	CLO	160	31.76%	30.88%	3.29%
13	CLO	363	30.40%	29.04%	0.00%
14	CLO	134	31.23%	27.64%	0.54%

Total		$12,035

(a)
Expressed as a percentage of gross transaction notional amount of the referenced obligations.

(b)
Represents defaults (assets that are technically defaulted but for which the losses have not yet been realized) from inception through September 30, 2011 expressed as a percentage of the gross transaction notional amount at September 30, 2011.

 Collateral

    Most of the AIGFP credit default swaps are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. Although AIGFP has collateral posting obligations associated with both regulatory capital relief transactions and arbitrage transactions, the large majority of these obligations to date have been associated with arbitrage transactions in respect of multi-sector CDOs.

Regulatory Capital Relief Transactions

    As of September 30, 2011, 76.1 percent of the AIGFP regulatory capital relief transactions (measured by net notional amount) were subject to CSAs linked to AIG's credit rating and 23.9 percent of the regulatory capital relief transactions were not subject to collateral posting provisions. In general, each regulatory capital relief transaction is subject to a stand-alone Master Agreement or similar agreement, under which the aggregate exposure is calculated with reference to only a single transaction.

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

The following table presents the amount of collateral postings by underlying mechanism as described above with respect to the regulatory capital relief portfolio (prior to consideration of transactions other than the AIGFP super senior credit default swaps subject to the same Master Agreements) as of the periods ended:

(in millions)	September 30, 2011	December 31, 2010

Reference to market indices	$23	$19
Expected loss models	3	-
Negotiated amount	-	217

Total	$26	$236

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

Arbitrage Portfolio — Corporate Debt/CLOs

    All of the AIGFP corporate arbitrage-CLO transactions are subject to CSAs. These transactions are treated the same way as other transactions subject to the same Master Agreement and CSA, with the calculation of collateral in accordance with the standard CSA procedures outlined above.

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

    From time to time, valuation methodologies used and estimates made by counterparties with respect to certain super senior credit default swaps or the underlying reference CDO securities, for purposes of determining the amount of collateral required to be posted by AIGFP in connection with such instruments, have resulted in estimates that differ, at times significantly, from AIGFP's estimates. In almost all cases, AIGFP has been able to

American International Group, Inc.

successfully resolve the differences or otherwise reach an accommodation with respect to collateral posting levels, including in certain cases by entering into compromise collateral arrangements. Due to the ongoing nature of collateral arrangements, AIGFP regularly is engaged in discussions with one or more counterparties in respect of these differences. Valuation estimates made by counterparties for collateral purposes are, like any other third-party valuation, considered in the determination of the fair value estimates of the AIGFP super senior credit default swap portfolio.

The following table presents the amount of collateral postings with respect to the AIGFP super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	September 30, 2011	December 31, 2010

Regulatory capital	$26	$236
Arbitrage – multi-sector CDO	2,667	3,013
Arbitrage – corporate	499	537

Total	$3,192	$3,786

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

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

    AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG's calculation of the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the AIGFP super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs decreased during 2011. Further, it is difficult to extrapolate future experience based on current market conditions.

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $5.7 billion net notional amount of CDS written on multi-sector CDOs outstanding at September 30, 2011, a BET value is available for $3.6 billion net notional amount. No BET value is determined for $2.1 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $3.6 billion.

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

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at September 30, 2011 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at September 30, 2011
(dollars in millions)		Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	32 points	Increase of 5 points	$(246)	$(6)	$(18)	$(99)	$(89)	$(23)	$(11)
		Decrease of 5 points	234	6	18	96	84	15	15

Weighted		Increase of 1 year	26	-	1	21	3	1	-
average life	6.65 years	Decrease of 1 year	(56)	(1)	(1)	(42)	(8)	(3)	(1)

Recovery rates	15%	Increase of 10%	(33)	-	(4)	(14)	(12)	(1)	(2)
		Decrease of 10%	23	-	3	14	5	1	-

Diversity score(a)	12	Increase of 5	(6)
		Decrease of 5	18

Discount curve(b)	N/A	Increase of 100bps	19

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

Corporate Debt

The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) in fair value of derivative liability at September 30, 2011 corresponding to changes in these market credit inputs:

Input Used at September 30, 2011 (in millions)	Increase (Decrease) in Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$19
Effect of a decrease by 10 basis points	$(20)
All base correlations
Effect of an increase by 1%	$5
Effect of a decrease by 1%	$(5)
Assumed recovery rate
Effect of an increase by 1%	$(5)
Effect of a decrease by 1%	$5

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

American International Group, Inc.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.    Controls and Procedures

    In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, AIG's disclosure controls and procedures were effective.

    There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

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

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/s/ DAVID L. HERZOG David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer
/s/ JOSEPH D. COOK Joseph D. Cook Vice President Controller Principal Accounting Officer

Dated: November 3, 2011

American International Group, Inc.

EXHIBIT INDEX

Exhibit Number	Description	Location

4	Instruments defining the rights of security holders, including indentures
	(1) Eleventh Supplemental Indenture, dated as of September 13, 2011, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on September 13, 2011 (File No. 1-8787).
	(2) Twelfth Supplemental Indenture, dated as of September 13, 2011, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K filed with the SEC on September 13, 2011 (File No. 1-8787).
(3) Form of the 2014 Notes (included in Exhibit 4(1))
(4) Form of the 2016 Notes (included in Exhibit 4(2))
10	Material Contracts

	(1) Four-Year Credit Agreement, dated as of October 12, 2011, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on October 13, 2011 (File No. 1-8787).
	(2) 364-Day Credit Agreement, dated as of October 12, 2011, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on October 13, 2011 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 12 to the Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications*	Filed herewith.
32	Section 1350 Certifications*	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Equity for the nine months ended September 30, 2011, (iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, (v) the Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010 and (vi) the Notes to the Consolidated Financial Statements.**	Filed herewith.

*
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

**
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.