Form 10-K
period 2011-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2012-02-23
CIK 5272

Use these links to rapidly review the document

Interest Crediting Rates
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index of Notes to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number 1-8787

American International Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2592361 (I.R.S. Employer Identification No.)
180 Maiden Lane, New York, New York (Address of principal executive offices)	10038 (Zip Code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

     The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant's most recently completed second fiscal quarter) was approximately $12,986,000,000.

     As of January 31, 2012, there were outstanding 1,896,865,688 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document of the Registrant	Form 10-K Reference Locations
Portions of the registrant's definitive proxy statement for the 2012 Annual Meeting of Shareholders	Part III, Items 10, 11, 12, 13 and 14

American International Group, Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2011

2            AIG 2011 Form 10-K

Table of Contents (Continued)

AIG 2011 Form 10-K            3

Part I

ITEM 1. BUSINESS

    American International Group, Inc. (AIG) is a leading international insurance organization serving customers in more than 130 countries. AIG companies serve commercial, institutional and individual customers through one of the most extensive worldwide property-casualty networks of any insurer. In addition, AIG companies are leading providers of life insurance and retirement services in the United States. AIG Common Stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange and the Tokyo Stock Exchange.

    Throughout this Annual Report on Form 10-K, the terms AIG, the Company, we, us and our are used to collectively refer to AIG, a Delaware corporation, and its consolidated subsidiaries, unless the context otherwise requires. The term AIG Parent refers solely to American International Group, Inc., a Delaware corporation, and not to any of its consolidated subsidiaries.

    In September 2008, liquidity issues resulted in AIG seeking and receiving governmental support through a credit facility from the Federal Reserve Bank of New York (the FRBNY, and such credit facility, the FRBNY Credit Facility) and funding from the United States Department of the Treasury (Department of the Treasury) through the Troubled Asset Relief Program (TARP).

    On January 14, 2011, AIG was recapitalized (the Recapitalization) and the FRBNY Credit Facility was repaid and terminated through a series of transactions that resulted in the Department of the Treasury becoming AIG's majority shareholder with ownership of approximately 92 percent of outstanding AIG Common Stock at that time. AIG understands that, subject to market conditions, the Department of the Treasury intends to dispose of its ownership interest over time, and AIG has granted certain registration rights to the Department of the Treasury to facilitate such sales.

    On May 27, 2011, AIG and the Department of the Treasury, as the selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. As a result of the sale of AIG Common Stock in this offering, the Series G Cumulative Mandatory Convertible Preferred Stock, par value $5.00 per share (the Series G Preferred Stock) was cancelled and the ownership of the outstanding AIG Common Stock by the Department of the Treasury was reduced from approximately 92 percent to approximately 77 percent after the completion of the offering.

    See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) — Capital Resources and Liquidity and Notes 1 and 17 to the Consolidated Financial Statements for further discussion of the governmental support provided to AIG and the Recapitalization.

    In order to align financial reporting with the manner in which AIG's chief operating decision makers review the businesses to allocate resources and assess performance, changes were made during 2011 to AIG's segment information. See Note 3 to the Consolidated Financial Statements for additional information. AIG now reports its results of operations as follows:

  •
  Chartis — Chartis offers a breadth of insurance products and services to businesses and individuals worldwide. Commercial insurance products are primarily distributed to businesses through insurance brokers. Major lines of business include casualty, property, financial lines and specialty (including aerospace, environmental, marine, trade credit and political risk coverages, and various product offerings to small and medium enterprises (SME)). Consumer insurance products are primarily distributed to individual consumers or groups of consumers through individual agents, brokers, and on a direct-to-consumer basis. Consumer lines of business include accident & health (A&H), personal lines, and life insurance.

    Chartis conducts its business primarily through the following legal entities:

      •
      National Union Fire Insurance Company of Pittsburgh, Pa.

4            AIG 2011 Form 10-K

      •
      New Hampshire Insurance Company

      •
      American Home Assurance Company

      •
      Lexington Insurance Company

      •
      AIU Insurance Company

      •
      Chartis Overseas, Ltd.

      •
      Fuji Fire & Marine Insurance Company Limited (Fuji)

      •
      Chartis Europe Holdings Limited

      •
      Chartis Europe, S.A.

  •
  SunAmerica Financial Group (SunAmerica) — SunAmerica offers a comprehensive suite of products and services to individuals and groups, including term life, universal life, A&H, fixed and variable deferred annuities, fixed payout annuities, mutual funds and financial planning. SunAmerica offers its products and services through a diverse, multi-channel distribution network that includes banks, national, regional and independent broker-dealers, affiliated financial advisors, independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms.

    SunAmerica conducts its business primarily through the following business units:

      •
      American General Life Companies (American General)

      •
      Variable Annuity Life Insurance Company (VALIC)

      •
      Western National Life Insurance Company (Western National)

      •
      SunAmerica Retirement Markets (SARM)

      •
      Brokerage Services and Retail Mutual Funds

    SunAmerica also includes the operations of SunAmerica Affordable Housing Partners, runoff Guaranteed Investment Contracts (GIC) and certain individual annuity portfolios.

  •
  Aircraft Leasing — AIG's commercial aircraft leasing business is conducted through International Lease Finance Corporation (ILFC) (and, since the date of its acquisition by ILFC, AeroTurbine, Inc. (AeroTurbine)). Aircraft Leasing was previously reported as a component of the Financial Services reportable segment.

  •
  Other Operations — AIG's Other operations include results from Mortgage Guaranty operations (conducted through United Guaranty Corporation (UGC)), Global Capital Markets operations (consisting of the operations of AIG Markets, Inc. (AIG Markets) and the remaining derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP)), Direct Investment book (including the Matched Investment Program (MIP)), Retained Interests (as defined below), Corporate & Other operations (after allocations to AIG's business segments) and those divested businesses that did not qualify for discontinued operations accounting treatment.

    Prior periods have been revised to conform to the current period presentation for the segment changes.

    For financial information concerning AIG's reportable segments, including geographic areas of operation, and changes made in 2011, see Note 3 to the Consolidated Financial Statements.

AIG 2011 Form 10-K            5

The following charts present the sources of AIG's revenues (in millions) for the year ended December 31, 2011:

    Additional information about AIG's operations follows:

CHARTIS OPERATIONS

    Chartis is a leading property-casualty and general insurance organization with over 44,000 employees serving more than 70 million clients around the world. Chartis is diversified in terms of its customers, products, geography and distribution. Its combination of global reach and scale, extensive range of products and services, diversified, multi-channel distribution network and strong capital, positions it to meet the demands of a broad range of customers.

    In 2011, Chartis completed a reorganization of its operations, which streamlined Chartis' operating structure, improving its ability and flexibility to allocate capital efficiently across businesses and regions. Chartis presents its financial information in two operating segments — Commercial Insurance and Consumer Insurance — as well as a Chartis Other operations category. Previously, Chartis was organized and presented its financial information under Chartis U.S. and Chartis International. For the year ended December 31, 2011, Commercial Insurance and Consumer Insurance represented approximately 62 percent and 38 percent, respectively, of Chartis total net premiums written. See Item 7. MD&A — Results of Operations — Segment Results — Chartis Operations — Chartis Results for Chartis net premiums written by major line of business.

COMMERCIAL INSURANCE

    Commercial Insurance provides sophisticated risk management products and services to a breadth of businesses and organizations from multinational corporations and mid-sized companies to small businesses and non-profit organizations. Chartis' product portfolio includes both traditional insurance coverage such as general liability and commercial property, as well as highly specialized insurance for network security, aerospace, environmental liabilities, crisis management and financial lines. Chartis also offers specialized underwriting for particular market segments and risks, such as the energy, construction, real estate and healthcare sectors.

    Commercial product lines include:

  •
  Casualty:    Includes general liability, commercial automobile liability, workers' compensation, excess casualty and crisis management coverages. Also includes risk management and other customized structured programs for large corporate customers and multinational companies.

6            AIG 2011 Form 10-K

  •
  Property:    Includes industrial and commercial property insurance products and energy, which cover exposures to man-made and natural disasters.

  •
  Specialty:    Includes environmental, political risk, trade credit, surety, marine, and aerospace insurance, and various product offerings for SMEs.

  •
  Financial Lines:    Includes various forms of professional liability insurance, including directors and officers (D&O), fidelity, employment practices, fiduciary liability, network security, kidnap and ransom, and errors and omissions liability insurance that protect individual insureds and corporate entities.

CONSUMER INSURANCE

    Consumer Insurance provides personal insurance solutions for individuals and families, including A&H, specialty coverages for high net-worth individuals, and homeowner and automobile insurance.

    Consumer product lines:

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

  •
  Personal Lines:    Includes automobile, homeowners and extended warranty insurance. It also includes coverages for high net worth individuals (offered through Chartis Private Client Group), including umbrella, yacht and fine art coverages, and consumer specialty products, such as identity theft and credit card protection.

  •
  Life Insurance:    Includes life products offered primarily through Fuji Life Insurance Company Ltd.

CHARTIS OTHER

    Chartis Other consists primarily of certain run-off lines of business, including excess workers' compensation and asbestos, certain Chartis expenses relating to global corporate initiatives, expense allocations from AIG Parent, net investment income allocations not attributable to Commercial Insurance or Consumer Insurance segments, realized capital gains and losses (including foreign currency transactions), the 2010 bargain purchase gain relating to the purchase of Fuji and gains relating to the sale of properties.

CHARTIS BUSINESS STRATEGY

    Chartis seeks to provide value for people and businesses worldwide through the identification and efficient management of risk. In pursuing this mission and in growing its intrinsic value, Chartis has established strategic initiatives in four key areas:

  •
  Business Mix Changes:    Grow in higher value lines of business and geographies.

  •
  Loss Ratio Improvement:    Reduce loss costs and improve the efficiency and servicing of customer claims through improved claims practices and enhanced technology.

  •
  Expense Discipline:    Improve efficiency, reducing recurring operating expenses by leveraging its global footprint and expanded use of shared services.

  •
  Risk Selection:    Continue to enhance pricing and risk-selection tools through better data mining, science and technology investments.

    Initiatives in these areas are helping Chartis to direct its capital and resources to optimize financial results, while acknowledging that performance in these areas may vary from quarter to quarter depending upon local market conditions, such as pricing and the effects of foreign exchange rates or changes in the investment environment. Chartis continues to further grow its higher value and less capital intensive lines of business and to

AIG 2011 Form 10-K            7

implement corrective actions on underperforming businesses. Management continues to review its underlying businesses to ensure that they meet overall performance measures. Chartis will also continue to implement cost savings initiatives.

CHARTIS REGIONS

    Chartis maintains a significant international presence in both developed markets and growth economy nations (primarily in Asia Pacific, the Middle East and Latin America). Based on net premiums written in 2010, Chartis is the largest U.S. commercial insurer and the largest U.S.-based insurer in Europe, Japan and China. In addition, Chartis was first to market in many developing nations and is well positioned to enhance its businesses in countries such as China, India and Brazil.

The following chart presents Chartis Net premiums written (in millions) by region:

    In 2011, 6 percent and 5 percent of Chartis direct premiums written (gross premiums less return premiums and cancellations, excluding reinsurance assumed and before deducting reinsurance ceded) were in the states of California and New York, respectively, and 18 percent and 7 percent in Japan and the United Kingdom, respectively. No other state or foreign jurisdiction accounted for more than five percent of such premiums.

    In January 2012, Chartis further aligned its regions into the following geographic areas:

  •
  Americas:    Includes the United States and Canada, as well as Central America, South America, the Caribbean and Bermuda.

  •
  Asia Pacific:    Includes Japan and other Asia Pacific nations, including China, Thailand, Vietnam, Australia and Indonesia.

  •
  EMEA (Europe, Middle East and Africa):    Includes the United Kingdom, Continental Europe, Eastern Europe, Russia, the Middle East and Africa.

CHARTIS DISTRIBUTION CHANNELS

    Chartis distributes its products and services through a variety of distribution channels. Commercial Insurance is generally distributed through global, regional and local brokers, agents and wholesalers. Consumer Insurance is generally distributed through insurance brokers, agents, direct to the consumer, and affinity groups. Direct to consumer is a growing distribution channel for Chartis in many locations outside of the United States.

8            AIG 2011 Form 10-K

 CHARTIS CUSTOMERS

    Chartis serves over 70 million business and individual customers on a global basis — from the largest multinational corporations to local businesses and individuals. Chartis is dedicated to creating a platform that is easy and convenient for customers to access. Chartis' clients benefit from its substantial underwriting expertise and long-term commitment to the markets and clients it serves, as well as its tradition of product innovation. In 2011, Chartis introduced more than 170 products and services worldwide.

CHARTIS CAPITAL DEPLOYMENT

    Chartis' scale and geographical diversification also allow the business to strategically deploy capital to pursue attractive long-term opportunities around the world. Chartis regularly reviews and adjusts its business mix with the goals of aligning risk profile with risk tolerance and meeting its capital management objectives. See Item 7. MD&A — Capital Resources and Liquidity — Overview — Liquidity of Parent and Subsidiaries — Chartis for a discussion of Chartis' capital maintenance agreements (CMAs).

    Consistent with AIG's worldwide insurance investment policy, Chartis places primary emphasis on investments in fixed maturity securities issued by corporations, municipalities and other government agencies, and to a lesser extent, common stocks, private equity, hedge funds and other alternative investments.

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

    SunAmerica presents its business in two operating segments: Domestic Life, which focuses on mortality-and morbidity-based protection products, and Domestic Retirement Services, which focuses on investment, retirement savings and income solution products.

SUNAMERICA BUSINESS STRATEGY

    SunAmerica's strategy is to increase sales of its products and services in a disciplined manner that drives consistent, profitable earnings growth and efficient use of capital. To do so, SunAmerica seeks to take advantage of the growing need for insurance solutions to help Americans achieve their protection, investment, retirement savings and retirement income goals. With its comprehensive platform of products and services offered through a diverse multi-channel distribution network, SunAmerica is well positioned to help a wide array of customers meet their goals. SunAmerica plans to expand its distribution network by adding more distribution firms, increasing the number of individual agents and financial advisors who sell its products and seeking to increase the productivity of those agents and advisors already selling its products, especially those in its affiliated group of career agents and financial advisors.

AIG 2011 Form 10-K            9

 The following chart presents SunAmerica sales by distribution channel:

    Sales constitute life and group A&H premiums from new policies expected to be collected over a one-year period and 10 percent of life unscheduled deposits, single premiums and annuity deposits from new and existing customers.

The following is a summary of SunAmerica's diversified distribution network:

	Affiliated		Non-affiliated

•	VALIC career financial advisors – Over 1,300 financial advisors serving the worksites of educational, not-for-profit and governmental organizations	•	Banks – Fixed annuities sold by nearly 600 banks and 69,000 financial institution agents
•	American General Life and Accident Insurance Company (AGLA) career agents – Over 3,100 agents focused on broad middle market	•	Independent marketing organizations – Relationships with over 1,700 independent marketing organizations and brokerage general agencies providing access to over 150,000 licensed independent agents
•	Advisor Group – Over 4,600 independent financial advisors	•	Broker-dealers – Access to over 120,000 licensed financial professionals
•	Matrix Direct – A leading direct-to-consumer distributor of life and A&H products

    SunAmerica pursues a disciplined approach to pricing, product feature development, risk management, asset/liability management and expense control. SunAmerica works to enhance operational efficiencies and service levels through prudent investments in technology, leveraging resources and enhancing utilization of lower cost operations centers.

DOMESTIC LIFE

    SunAmerica's Domestic Life operations are conducted through American General.

    American General is a leading provider of individual term and universal life insurance solutions to middle-income and high-net-worth customers. Primary products include term, universal and whole life insurance, A&H, fixed and indexed deferred annuities, fixed payout annuities, private placement variable annuities, structured

10            AIG 2011 Form 10-K

settlements, terminal funding, corporate-owned life insurance, bank-owned life insurance and group benefits. American General distributes its products through AGLA, Matrix Direct and various independent marketing organizations, independent and career insurance agents, structured settlement brokers, benefit consultants and direct-to-consumer platforms.

    In 2012, American General and Chartis combined their U.S. group benefits businesses under the name AIG Benefit Solutions. This business will continue to market a wide range of insurance and benefits products for employees, employers and affinity groups. In the near term, results of operations for the respective businesses will continue to be reported separately as part of American General and Chartis.

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

    Western National is a leading provider of fixed deferred annuities to bank customers. Primary products include single and flexible premium deferred fixed annuities. Western National maintains its leading industry position in bank distribution through its collaborative product design process and efficient and flexible administration platform.

    SARM is a leading provider of deferred variable annuities, which provide comprehensive retirement income solutions. Variable annuities provide market participation through a diverse menu of equity and fixed income portfolios, guaranteed death benefits and a suite of guaranteed retirement income solutions. SARM distributes products through banks and national, regional and independent broker-dealer firms.

    Brokerage Services and Retail Mutual Funds includes the operations of SunAmerica Asset Management, which provides retail mutual funds and administration services for variable annuity funds sponsored by VALIC and SARM, and Advisor Group, which is one of the largest networks of independent financial advisors in the U.S.

    Domestic Retirement Services also includes the operations of SunAmerica Affordable Housing Partners, runoff GICs and certain individual annuity portfolios.

The following charts present SunAmerica premiums and premiums, deposits and other considerations by line of business:

Premiums	Premiums, Deposits and Other Considerations

    Premiums represent premiums received on traditional life insurance policies and deposits on life contingent payout annuities. Premiums, deposits and other considerations is a non-GAAP measure which includes life insurance premiums as well as deposits on annuity contracts and mutual funds, but excludes policy fees.

AIG 2011 Form 10-K            11

The following table presents a reconciliation of premiums, deposits and other considerations to premiums:

Year Ended December 31, (in millions)	2011

Premiums, deposits and other considerations	$23,838
Deposits	(21,376)
Other	51

Premiums	$2,513

AIRCRAFT LEASING

    Aircraft Leasing operations include the results of ILFC (and, since the date of its acquisition by ILFC, AeroTurbine, as discussed below). ILFC, one of the world's leading aircraft lessors, acquires commercial jet aircraft from various manufacturers and other parties and leases those aircraft to airlines around the world. ILFC believes its scale, the breadth and mix of its aircraft portfolio and its long-standing relationships with a global customer base that includes the majority of the world's leading airlines allow it to lease aircraft under favorable terms and maximize their utilization.

    As of December 31, 2011, ILFC managed a lease portfolio of over 1,000 aircraft, including an owned fleet of 930 aircraft with a net book value of approximately $35.5 billion. ILFC reported $4.5 billion in revenues for 2011. More than 94 percent of ILFC's lease revenue came from non-U.S. carriers, and its fleet continues to be in high demand from such carriers.

    On September 2, 2011, ILFC Holdings, Inc., an indirect, wholly-owned subsidiary of AIG, which is intended to become a holding company for ILFC, filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC) for a proposed initial public offering. The number of shares to be offered, price range and timing for any offering have not been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding the terms of any offering or that an offering will be completed. On October 7, 2011, ILFC completed the acquisition of all the issued and outstanding shares of capital stock of AeroTurbine from AerCap, Inc. for an aggregate cash purchase price of $228 million. AeroTurbine is one of the world's largest providers of certified aircraft engines, aircraft and engine parts and supply chain solutions.

    ILFC continues to execute on its strategy to manage its fleet of aircraft by ordering new aircraft with high customer demand and through potential sales or part-outs of its older aircraft which cannot be economically leased to customers.

OTHER OPERATIONS

    AIG's Other operations include results from Mortgage Guaranty operations, Global Capital Markets operations, Direct Investment book, Retained Interests, Corporate & Other operations (after allocations to AIG's business segments), and in periods prior to 2011, those divested businesses not included in Discontinued operations.

MORTGAGE GUARANTY

    UGC's main business is the issuance of residential mortgage guaranty insurance, both domestically and internationally, that covers mortgage lenders for the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences. UGC previously insured second-lien and private student loans, but ceased insuring new business in these products in 2008, although certain of the second-lien policies are subject to reinstatement.

GLOBAL CAPITAL MARKETS

    Global Capital Markets consist of the operations of AIG Markets and the remaining derivatives portfolio of AIGFP. AIG Markets acts as the derivatives intermediary between AIG companies and third parties, and executes its derivative trades under International Swaps and Derivatives Association, Inc. (ISDA) agreements. The

12            AIG 2011 Form 10-K

agreements with third parties typically require collateral postings. Many of AIG Markets' transactions with AIG and its subsidiaries also include collateral posting requirements. However, generally, no collateral is called under these contracts unless it is needed to satisfy posting requirements with third parties.

    The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011. Although the remaining AIGFP derivatives portfolio may experience periodic fair value volatility, the portfolio consists predominantly of transactions AIG believes are of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis. AIGFP is entering into new derivative transactions only to hedge its current portfolio.

DIRECT INVESTMENT BOOK

    The Direct Investment book includes results of the MIP, AIG's historical program to generate spread income from investments yielding returns greater than AIG's cost of funds, and certain non-derivative assets and liabilities of AIGFP. The MIP assets and liabilities and the AIGFP portfolio are currently managed on a collective program basis to limit the need for additional liquidity from AIG Parent. Direct Investment book operating results are significantly affected by performance in the credit, equity, interest rate and foreign exchange markets.

RETAINED INTERESTS

    Retained Interests represents the fair value gains or losses on the AIA Group Limited (AIA) ordinary shares retained following the AIA initial public offering, the retained interest in Maiden Lane III LLC (ML III) and, prior to their sale in March 2011, the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of American Life Insurance Company (ALICO).

CORPORATE & OTHER

    AIG's Corporate & Other operations consist primarily of interest expense, intercompany interest income that is eliminated in consolidation, expenses of corporate staff not attributable to specific reportable segments (including restructuring costs), certain expenses related to internal controls and the financial and operating platforms, corporate initiatives, certain compensation plan expenses, corporate level net realized capital gains and losses, certain litigation-related charges and credits, the results of AIG's real estate investment operations and net gains and losses on sale of divested businesses and properties that did not meet the criteria for discontinued operations accounting treatment.

DIVESTED BUSINESSES

    Divested businesses include the historical results of divested entities that did not meet the criteria for discontinued operations accounting treatment. Divested businesses include the historical results of AIA through October 29, 2010 and AIG's remaining consumer finance business, discussed below. In the third quarter of 2010, AIG completed an initial public offering of ordinary shares of AIA; upon completion of the initial public offering, AIG owned approximately 33 percent of the outstanding shares of AIA. Based on AIG's continuing involvement with AIA, as a result of its ownership of 33 percent of AIA's shares and board representation, AIA is not presented as a discontinued operation. Businesses divested in 2009 included Transatlantic Holdings, Inc. (Transatlantic), 21st Century Insurance Group; (including Agency Auto Division but excluding Chartis Private Client Group) (21st Century) and HSB Group, Inc. (HSB).

DISCONTINUED OPERATIONS

    Discontinued operations include the results of ALICO, AIG Star Life Insurance Co., Ltd. (AIG Star), AIG Edison Life Insurance Company (AIG Edison), Nan Shan Life Insurance Company, Ltd. (Nan Shan) and American General Finance, Inc. (AGF). In the fourth quarter of 2010, AIG closed the sales of ALICO and AGF. On February 1, 2011 AIG closed the sale of AIG Star and AIG Edison and on August 18, 2011, AIG closed the sale of Nan Shan.

AIG 2011 Form 10-K            13

    Additionally, following the classification of AGF as a discontinued operation in the third quarter of 2010, AIG's remaining consumer finance business, which is primarily conducted through the AIG Federal Savings Bank and the Consumer Finance Group in Poland, is now reported in AIG's Other operations category as part of Corporate & Other.

    See Note 4 to the Consolidated Financial Statements for additional information on discontinued operations.

INSURANCE ACTIVITIES

LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE

Background

    Insurance companies are required to establish a liability for the ultimate costs, including loss adjustment expenses, of claims that have been reported but not settled and estimates of claims that have been incurred but not reported (IBNR). Insurance companies are also required to recognize as assets the portion of such liability that will be recovered from reinsurers. Reserves are discounted for future expected investment income, where permitted, as disclosed in Note 13 to the Consolidated Financial Statements.

    Because reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable in the insurance industry. These changes in estimates are sometimes referred to as "loss development" or "reserve development".

    Management reviews the adequacy of the established net liability for unpaid claims and claims adjustment expense (net loss reserves) utilizing a number of analytical reserve development techniques. Through the use of these techniques, management monitors the adequacy of AIG's established reserves and determines appropriate assumptions for inflation and other factors influencing loss costs. Also, analysis of emerging specific development patterns, such as case reserve redundancies or deficiencies and IBNR emergence, or analysis of specific structural drivers of losses such as the historical versus expected future levels of medical cost trends, unemployment levels and other macroeconomics indicators, as well as the legislative framework and social attitudes that affected the propensity to file claims or the magnitude of court awards, allows management to determine any required adjustments. A significant portion of Chartis' business is in the commercial casualty class, which tends to involve longer periods of time for the reporting and settlement of claims and may increase the risk and uncertainty with respect to Chartis' loss reserve development.

Analysis of Consolidated Loss Reserve Development

    To understand the changes in estimates, it is useful to put them in the context of cumulative reserve development experienced by AIG over a longer time frame. The first table that follows presents the development of net loss reserves for calendar years 2001 through 2011. The net liability for unpaid claims and claims adjustment expenses (Net Reserves Held) at the balance sheet date is shown on the first row of the table, net of discount. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all years prior to the balance sheet date that were unpaid as of that balance sheet date, including estimates for incurred but not reported claims. The amount of loss reserve discount included in the net reserves at each date is shown immediately below the net reserves held. The undiscounted reserve at each date is equal to the sum of the discount and the net reserves held.

    The upper portion of the table presents the re-estimation over the years of the original undiscounted reserves. This re-estimation takes into consideration a number of factors, including changes in the estimated frequency of reported claims, effects of significant judgments, the emergence of latent exposures, and changes in medical cost trends. For example, in the first table, the original undiscounted reserve of $27.4 billion at December 31, 2001 was re-estimated to $55.4 billion at December 31, 2011. The amount of the development related to losses settled or re-estimated in 2011, but incurred in 2008, is included in the cumulative development amount for years 2008, 2009, and 2010. Any increase or decrease in the estimate is reflected in operating results in the period in which the estimate is changed.

14            AIG 2011 Form 10-K

    The net redundancy (deficiency) depicted in the middle of the table presents the aggregate change in estimates over the period of years subsequent to the balance sheet date reflected at the top of the respective column heading. For example, in the first table, the net loss reserve deficiency of $28.0 billion for 2001 is the difference between the original undiscounted reserve of $27.4 billion at December 31, 2001 and the $55.4 billion of re-estimated reserves at December 31, 2011. The net redundancy (deficiency) amounts are cumulative; in other words, the amount shown for the 2010 balance sheet date includes the amount shown for the 2009 balance sheet date. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it generally is not appropriate to extrapolate future development based on this table.

    The bottom portion of the table presents the cumulative amounts paid during successive years related to the undiscounted loss reserves. For example, AIG has paid a total of $45.6 billion of the $55.4 billion in re-estimated reserves for December 31, 2001 at December 31, 2011, resulting in remaining undiscounted reserves of $9.8 billion for 2001. Also included in this section are the remaining undiscounted and discounted net loss reserves for each year.

The following table presents for each calendar year the loss reserves and the development thereof including those with respect to asbestos and environmental claims.(a)

(in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Net Reserves Held(b)	$26,005	$29,347	$36,228	$47,253	$57,476	$62,630	$69,288	$72,455	$67,899	$71,507	$70,825
Discount (in Reserves Held)	1,423	1,499	1,516	1,553	2,110	2,264	2,429	2,574	2,655	3,217	3,183

Net Reserves Held (Undiscounted)	27,428	30,846	37,744	48,806	59,586	64,894	71,717	75,029	70,554	74,724	$74,008
Net undiscounted Reserve re-estimated as of:
One year later	31,112	32,913	40,931	53,486	59,533	64,238	71,836	77,800	74,736	74,919
Two years later	33,363	37,583	49,463	55,009	60,126	64,764	74,318	82,043	74,529
Three years later	37,964	46,179	51,497	56,047	61,242	67,303	78,275	81,719
Four years later	45,203	48,427	52,964	57,618	63,872	70,733	78,245
Five years later	47,078	49,855	54,870	60,231	67,102	70,876
Six years later	48,273	51,560	57,300	63,348	67,518
Seven years later	49,803	53,917	60,283	63,928
Eight years later	52,034	56,827	60,879
Nine years later	54,847	57,410
Ten years later	55,437
Net Redundancy/ (Deficiency)	(28,009)	(26,564)	(23,135)	(15,122)	(7,932)	(5,982)	(6,528)	(6,690)	(3,975)	(195)
Paid (Cumulative) as of:
One year later	11,007	10,775	12,163	14,910	15,326	14,862	16,531	24,267	15,919	17,661
Two years later	18,091	18,589	21,773	24,377	25,152	24,388	31,791	36,164	28,428
Three years later	23,881	25,513	28,763	31,296	32,295	34,647	40,401	46,856
Four years later	28,717	30,757	33,825	36,804	40,380	40,447	48,520
Five years later	32,685	34,627	38,087	43,162	44,473	46,474
Six years later	35,656	37,778	42,924	46,330	49,552
Seven years later	38,116	41,493	45,215	50,462
Eight years later	41,055	43,312	48,866
Nine years later	42,591	46,622
Ten years later	45,625
Remaining Reserves (Undiscounted)	9,812	10,788	12,013	13,466	17,966	24,402	29,725	34,863	46,101	57,258
Remaining Discount	806	950	1,073	1,182	1,321	1,507	1,772	2,086	2,464	2,841

Remaining Reserves	$9,006	$9,838	$10,940	$12,284	$16,645	$22,895	$27,953	$32,777	$43,637	$54,417

AIG 2011 Form 10-K            15

The following table presents the consolidated gross liability (before discount), reinsurance recoverable and net liability recorded for each calendar year, and the reestimation of these amounts as of December 31, 2011(a):

(in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Net Liability, End of Year	$27,428	$30,846	$37,744	$48,806	$59,586	$64,894	$71,717	$75,029	$70,554	$74,724	$74,008
Reinsurance Recoverable, End of Year	15,201	17,327	15,644	14,624	19,693	17,369	16,212	16,803	17,487	19,644	20,320

Gross Liability, End of Year	42,629	48,173	53,388	63,430	79,279	82,263	87,929	91,832	88,041	94,368	$94,328
Re-estimated Net Liability	55,437	57,410	60,879	63,928	67,518	70,876	78,245	81,719	74,529	74,919
Re-estimated Reinsurance Recoverable	25,783	25,630	23,205	21,329	24,271	20,835	19,444	18,808	19,163	19,473

Re-estimated Gross Liability	81,220	83,040	84,084	85,257	91,789	91,711	97,689	100,527	93,692	94,392
Cumulative Gross Redundancy/(Deficiency)	$(38,591)	$(34,867)	$(30,696)	$(21,827)	$(12,510)	$(9,448)	$(9,760)	$(8,695)	$(5,651)	$(24)

(a)
During 2009, Transatlantic was deconsolidated and 21st Century and HSB were sold. The sales and deconsolidation are reflected in the table above as a reduction in December 31, 2009 net reserves of $9.7 billion and as an $8.6 billion increase in paid losses for the years 2000 through 2008 to remove the reserves for these divested entities from the ending balance.

(b)
The increase in Net Reserves Held from 2009 to 2010 is partially attributable to the $1.7 billion in Net Reserves Held by Fuji, which was acquired in 2010. The decrease in 2011 is attributable to the cession of asbestos reserves described in Item 7. MD&A — Results of Operations — Segment Results — Chartis Operations — Liability for Unpaid Claims and Claims Adjustment Expense — Asbestos and Environmental Reserves.

16            AIG 2011 Form 10-K

Consolidated Loss Reserve Development Excluding Asbestos and Environmental Reserve Development

The following table presents for each calendar year the loss reserves and the development thereof excluding those with respect to asbestos and environmental claims for each calendar year.(a)

(in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Net Reserves Held(b)	$25,286	$28,651	$35,559	$45,742	$55,226	$60,451	$67,597	$71,062	$66,588	$69,157	$70,169
Discount (in Reserves Held)	1,423	1,499	1,516	1,553	2,110	2,264	2,429	2,574	2,655	3,055	3,095

Net Reserves Held (Undiscounted)	26,709	30,150	37,075	47,295	57,336	62,715	70,026	73,636	69,243	72,212	73,264
Undiscounted Liability as of:
One year later	30,274	32,129	39,261	51,048	57,077	62,043	70,096	76,251	71,925	72,200
Two years later	32,438	35,803	46,865	52,364	57,653	62,521	72,423	78,994	71,510
Three years later	36,043	43,467	48,691	53,385	58,721	64,904	74,880	78,464
Four years later	42,348	45,510	50,140	54,908	61,195	66,833	74,643
Five years later	44,018	46,925	51,997	57,365	62,924	66,768
Six years later	45,201	48,584	54,272	58,981	63,131
Seven years later	46,685	50,786	55,753	59,350
Eight years later	48,761	52,199	56,138
Nine years later	50,077	52,570
Ten years later	50,454
Net Redundancy/(Deficiency)	(23,745)	(22,420)	(19,063)	(12,055)	(5,795)	(4,053)	(4,617)	(4,828)	(2,267)	12
Paid (Cumulative) as of:
One year later	10,861	10,632	11,999	14,718	15,047	14,356	16,183	24,028	15,618	15,686
Two years later	17,801	18,283	21,419	23,906	24,367	23,535	31,204	35,613	26,154
Three years later	23,430	25,021	28,129	30,320	31,163	33,555	39,503	44,333
Four years later	28,080	29,987	32,686	35,481	39,009	39,044	45,650
Five years later	31,771	33,353	36,601	41,600	42,791	43,098
Six years later	34,238	36,159	41,198	44,456	45,897
Seven years later	36,353	39,637	43,178	46,616
Eight years later	39,055	41,163	44,856
Nine years later	40,299	42,502
Ten years later	41,362
Remaining Reserves (Undiscounted)	9,092	10,068	11,282	12,734	17,234	23,670	28,993	34,131	45,356	56,514
Remaining Discount	644	788	911	1,020	1,159	1,344	1,610	1,924	2,302	2,753

Remaining Reserves	$8,448	$9,280	$10,371	$11,714	$16,075	$22,326	$27,383	$32,207	$43,054	$53,761

AIG 2011 Form 10-K            17

The following table presents the gross liability excluding amounts for asbestos and environmental claims (before discount), reinsurance recoverable and net liability for each calendar year and the reestimation of these amounts as of December 31, 2011(a):

(in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Net Liability, End of Year	$26,709	$30,149	$37,075	$47,295	$57,336	$62,715	$70,026	$73,636	$69,243	$72,212	$73,264
Reinsurance Recoverable, End of Year	13,691	15,887	14,288	12,495	16,472	14,396	13,525	14,337	15,224	16,004	15,438

Gross Liability, End of Year	40,400	46,036	51,363	59,790	73,808	77,111	83,551	87,973	84,467	88,216	$88,702
Re-estimated Net Liability	50,454	52,570	56,138	59,350	63,131	66,768	74,643	78,464	71,510	72,200
Re-estimated Reinsurance Recoverable	19,314	19,361	17,220	15,472	18,646	15,589	14,572	14,337	15,224	16,004

Re-estimated Gross Liability	69,768	71,931	73,358	74,822	81,777	82,357	89,215	92,801	86,734	88,204
Cumulative Gross Redundancy/(Deficiency)	$(29,368)	$(25,895)	$(21,995)	$(15,032)	$(7,969)	$(5,246)	$(5,664)	$(4,828)	$(2,267)	$12

(a)
During 2009, Transatlantic was deconsolidated and 21st Century and HSB were sold. The sales and deconsolidation are reflected in the table above as a reduction in December 31, 2009 net reserves of $9.6 billion and as an $8.6 billion increase in paid losses for the years 2000 through 2008 to remove the reserves for these divested entities from the ending balance.

(b)
The increase in Net Reserves Held from 2009 to 2010 is partially attributable to the $1.7 billion in Net Reserves Held by Fuji, which was acquired in 2010.

    The Liability for unpaid claims and claims adjustment expense as reported in AIG's Consolidated Balance Sheet at December 31, 2011 differs from the total reserve reported in the annual statements filed with state insurance departments and, where applicable, with foreign regulatory authorities. The differences at December 31, 2011 relate primarily to reserves for certain foreign operations not required or permitted to be reported in the United States for statutory reporting purposes, including contingency reserves for catastrophic events. Further, statutory practices in the United States require reserves to be shown net of applicable reinsurance recoverables. In addition, unlike statutory financial statements, AIG's Liability for unpaid claims and claims adjustment expense reported on its Consolidated Balance Sheet and the amounts in the tables above exclude the effect of intercompany transactions.

    Gross loss reserves are calculated without reduction for reinsurance recoverables and represent the accumulation of estimates for reported losses and IBNR. Management reviews the adequacy of established gross loss reserves in the manner previously described for net loss reserves.

    Additional information related to reserve development is included in Item 7. MD&A — Results of Operations — Segment Results — Chartis Operations — Liability for Unpaid Claims and Claims Adjustment Expense. A sensitivity analysis of loss reserves held at December 31, 2011, is included in Item 7. MD&A — Critical Accounting Estimates — Liability for Unpaid Claims and Claims Adjustment Expense.

REINSURANCE ACTIVITIES

    AIG subsidiaries operate worldwide primarily by underwriting and accepting risks for their direct account on a gross line basis and subsequently reinsuring on either an individual risk or an aggregate basis to the extent those risks exceed the desired retention level.

    For a further discussion of reinsurance, see Item 1A. Risk Factors — Reinsurance; and Item 7. MD&A — Enterprise Risk Management — Business Unit Risk Management — Reinsurance.

18            AIG 2011 Form 10-K

 INSURANCE INVESTMENT ACTIVITIES

    A significant portion of the revenues of Chartis and SunAmerica operations is derived from AIG's insurance investment activities. As insurance companies, Chartis and SunAmerica generally receive premiums and deposits well in advance of paying covered claims or benefits. In the intervening periods, these premiums and deposits are invested to generate net investment income and fee income that is available to pay claims or benefits.

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

    In the case of SunAmerica, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with assets of comparable duration. SunAmerica also invests in a diversified portfolio of private equity funds, hedge funds and affordable housing partnerships. Although subject to periodic volatility, these investments, to date, have achieved yields in excess of SunAmerica's base portfolio yield. SunAmerica's expectation is that these alternative investments will continue to outperform the base portfolio yield over the long-term.

    Fixed maturity securities held by the insurance companies included in Chartis domestic operations historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to meet the Chartis domestic operations' current risk/return and tax objectives, the domestic property and casualty companies have begun to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments meeting the companies' liquidity, duration and quality objectives as well as current risk-return and tax objectives. Fixed maturity securities held by Chartis operations internationally consist primarily of intermediate duration high-grade securities.

    See Item 7. MD&A — Investments — Investment Strategies for discussion of AIG's investment strategy.

The following table summarizes the investment results of AIG's insurance operations, excluding the results of discontinued operations:

Years Ended December 31, (in millions)	Annual Average Investments(a)	Net Investment Income	Pre-tax Return on Average Investments(b)

Chartis:
2011	$113,405	$4,348	3.8%
2010	100,583	4,392	4.4
2009	89,236	3,292	3.7
SunAmerica:
2011	$172,846	$9,882	5.7%
2010	154,167	10,768	7.0
2009	148,202	9,553	6.4

(a)
Includes real estate investments and excludes cash and short-term investments.

(b)
Net investment income divided by the annual average investments.

AIG 2011 Form 10-K            19

LOCATIONS OF CERTAIN ASSETS

    As of December 31, 2011, approximately 14 percent of the consolidated assets of AIG were located outside the U.S. and Canada, including $188 million of cash and securities on deposit with regulatory authorities in those locations. Operations outside the U.S. and Canada and assets held abroad may be adversely affected by political developments in foreign countries, including tax changes, nationalization and changes in regulatory policy, as well as by consequence of hostilities and unrest. The risks of such occurrences and their overall effect upon AIG vary from country to country and cannot easily be predicted. If expropriation or nationalization does occur, AIG's policy is to take all appropriate measures to seek recovery of any affected assets. Certain of the countries in which AIG's business is conducted have currency restrictions that generally cause a delay in a company's ability to repatriate assets and profits. See also Item 1A. Risk Factors — Foreign Operations and Notes 2 and 3 to the Consolidated Financial Statements.

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

    Under prior law, a unitary savings and loan holding company, such as AIG, was not restricted as to the types of business in which it could engage, provided that its savings association subsidiary continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 (GLBA) provides that no company may acquire control of an OTS-regulated institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies. The GLBA, however, grandfathered the unrestricted authority for activities with respect to a unitary savings and loan holding company existing prior to May 4, 1999, so long as its savings association subsidiary continues to be a qualified thrift lender under HOLA. As a unitary savings and loan holding company whose application was pending as of May 4, 1999, AIG is grandfathered under GLBA and generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that AIG Federal Savings Bank continues to be a qualified thrift lender under HOLA.

    Directive 2002/87/EC (the Directive) issued by the European Parliament provides that certain financial conglomerates with regulated entities in the European Union, such as AIG, are subject to supplementary supervision. Pursuant to the Directive, the Commission Bancaire, the French banking regulator, was appointed as AIG's supervisory coordinator. From February 2007 until March 2010, with the approval of the Commission Bancaire, the OTS acted as AIG's equivalent supervisor, as permitted by the Directive in circumstances in which a financial conglomerate organized outside the European Union, such as AIG, has proposed to have one of its existing regulators recognized as its coordinator and such regulator's supervision is determined to be equivalent to that required by the Directive. Since March 2010, AIG has been in discussions with, and has provided information to, the Autorité de Contrôle Prudentiel (formerly, the Commission Bancaire) and the UK Financial Services Authority regarding the possibility of proposing another of AIG's existing regulators as its equivalent supervisor.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law. Dodd-Frank effects comprehensive changes to the regulation of financial services in the United States and will subject AIG to substantial additional federal regulation. Dodd-Frank is intended to enhance the safety and soundness of U.S. financial institutions and increase public confidence in them. Dodd-Frank directs existing and newly-created government agencies and oversight bodies to promulgate regulations implementing the law, an

20            AIG 2011 Form 10-K

ongoing process that has begun and is anticipated to continue over the next few years. While a number of regulations have been adopted, other regulations have only been proposed or have yet to be proposed. Therefore, AIG cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect the financial markets generally; impact AIG's businesses, results of operations, cash flows or financial condition; or require AIG to raise additional capital or result in a downgrade of AIG's credit ratings.

    On January 5, 2012, the Board of Governors of the Federal Reserve System (the FRB) published for public comment a notice of proposed rulemaking implementing the enhanced prudential standards and early remediation requirements that will apply to non-bank systemically important financial institutions (SIFIs). If those rules are adopted in the form proposed and AIG is designated as a non-bank SIFI, AIG would be required, among other things,

  •
  to comply with FRB regulations relating to capital plans and stress tests and to calculate AIG's minimum risk-based and leverage capital requirements, each as if it were a bank holding company;

  •
  to maintain a Tier 1 risk-based capital ratio of four percent, a total risk-based capital ratio of eight percent and a Tier 1 leverage ratio of four percent;

  •
  to maintain a ratio of Tier 1 common equity to risk weighted assets of five percent under both expected and stressed conditions in order to be able to engage in capital distributions;

  •
  to comply with additional liquidity-related requirements, such as to produce comprehensive cash flow projections, to regularly stress test cash flow projections, to maintain a liquidity buffer of highly liquid assets that are unencumbered, to establish and maintain a contingency funding plan for liquidity stress events, and to establish or maintain limits on potential sources of liquidity risk;

  •
  not to have aggregate net credit exposure to any single unaffiliated counterparty that exceeds 25 percent of AIG's consolidated capital stock and surplus, or 10 percent if the counterparty has $500 billion or more in total consolidated assets;

  •
  to be subject to an annual stress test conducted by the FRB and annual and semi-annual self-administered stress tests;

  •
  to be subject to early remediation actions upon occurrence of trigger events (such as failure to maintain the capital that is commensurate with the level and nature of the risks to which AIG is exposed, or non-compliance with FRB's stress test), which early remediation actions could vary from heightened supervisory review by the FRB to an FRB-recommended resolution of AIG, based on the seriousness of the trigger events;

  •
  to maintain a debt-to-equity ratio, measured by "total liabilities" and "total equity capital", of no more than 15-to-1 upon a determination by the Financial Stability Oversight Council (the Council) that (i) the company poses a grave threat to the financial stability of the United States and (ii) the imposition of such requirement is necessary to mitigate the risk that such company poses to the financial stability of the United States; and

  •
  to comply with certain corporate governance requirements, such as additional responsibilities of the board of directors and the creation of a separate risk committee of the board of directors.

    Dodd-Frank's potential impact on AIG also includes the following:

  •
  The new legislation provides two scenarios in which the Board of Governors of the FRB could become AIG's regulator: (1) if AIG is recognized as a "savings and loan holding company" as defined by the HOLA and/or (2) if Council designates AIG as a SIFI.

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

AIG 2011 Form 10-K            21

    can AIG predict how the FRB would exercise general supervisory authority over AIG. AIG expects, however, that when the Department of the Treasury ceases to own at least 50 percent of the outstanding shares of AIG Common Stock, AIG will become regulated by the FRB as a savings and loan holding company.

  •
  If AIG is designated as a SIFI the FRB could (i) limit AIG's ability to merge with, acquire, consolidate with, or become affiliated with another company, to offer specified financial products or to terminate specified activities; (ii) impose conditions on how we conduct our activities or (iii) with approval of the Council, and a determination that the foregoing actions are inadequate to mitigate a threat to U.S. financial stability, require AIG to sell or otherwise transfer assets or off-balance-sheet items to unaffiliated entities.

  •
  In either scenario, AIG would become subject to stress tests to determine whether, on a consolidated basis, AIG has the capital necessary to absorb losses due to adverse economic conditions.

  •
  The Council may recommend that state insurance regulators or other regulators apply new or heightened standards and safeguards for activities or practices that AIG and other insurers or other financial services companies engage in.

  •
  In October 2011, federal regulators issued a proposed rule implementing certain provisions in Dodd-Frank referred to as the "Volcker Rule". Under the proposed rule, if AIG continues to control AIG Federal Savings Bank, AIG and its affiliates would be considered banking entities and would become subject to the provisions of Dodd-Frank prohibiting, subject to the rule's exceptions, "proprietary trading" and the sponsorship of, or investment in, hedge, private equity or similar funds and the provision of guarantees related to such activities. Even if AIG no longer controlled an insured depository institution, AIG might still be subject to additional capital and quantitative limitations under the Volcker Rule. The Volcker Rule, as proposed, contains an exemption for proprietary trading by insurance companies for their general account, but the final breadth and scope of this exemption is uncertain.

  •
  Title II of Dodd-Frank provides that a financial company whose largest United States subsidiary is an insurer may be subject to a special liquidation process outside the federal bankruptcy code. That process is to be administered by the Federal Deposit Insurance Corporation (the FDIC) upon a coordinated determination by the Secretary of the Treasury, the director of the Federal Insurance Office and the Board of Governors of the Federal Reserve System, in consultation with the FDIC, that such a financial company is in default or in danger of default and presents a systemic risk to U.S. financial stability. AIG is a financial company and its largest U.S. subsidiary is an insurer.

  •
  Dodd-Frank establishes a new framework for regulation of the over-the-counter (OTC) derivatives markets and certain market participants that could affect various activities of AIG and its insurance subsidiaries, as well as Global Capital Markets. These regulations could impose margin or collateral requirements on derivative transactions entered into by AIG prior to the passage of Dodd-Frank or intercompany derivative transactions between AIG and one or more of its affiliates or between affiliates. Any such margin or collateral requirements could adversely affect AIG's liquidity and credit ratings. The Commodity Futures Trading Commission (CFTC) and SEC have published proposed rules governing major swap participants and major security-based swap participants. If AIG or one or more of its subsidiaries meet the tests finally adopted by the CFTC or SEC, AIG or one or more of its subsidiaries may become subject to derivative transaction clearing, execution and reporting requirements, capital and margin requirements and business conduct rules.

  •
  Dodd-Frank mandated a study to determine whether stable value contracts should be included in the definition of "swap." If that study concludes that stable value contracts are swaps, Dodd-Frank authorizes certain federal regulators to determine whether an exemption from the definition of a swap is appropriate and in the public interest. Certain affiliates of AIG are in or may participate in the stable value contract business. AIG cannot predict what regulations might emanate from the aforementioned study or be promulgated applicable to this business in the future.

  •
  Dodd-Frank established a Federal Insurance Office (FIO) within the Department of the Treasury headed by a director appointed by the Secretary of the Treasury. While not having a general supervisory or regulatory

22            AIG 2011 Form 10-K

    authority over the business of insurance, the director of this office performs various functions with respect to insurance (other than health insurance), including serving as a non-voting member of the Council and participating in the Council's decisions regarding insurers, potentially including AIG, to be designated as a SIFI. The director is also required to conduct a study on how to modernize and improve the system of insurance regulation in the United States, including by increased national uniformity through either a federal charter or effective action by the states. The FIO may also recommend enhanced regulations to state insurance regulatory bodies.

  •
  Dodd-Frank authorizes the FRB to require a savings and loan holding company or a SIFI to place its financial activities in an intermediate holding company separate from non-financial activities (as defined for purposes of the Bank Holding Company Act) and imposes restrictions on transactions between the two businesses, which could be burdensome and costly to implement.

  •
  Dodd-Frank established the Consumer Financial Protection Bureau (CFPB) as an independent agency within the FRB to regulate consumer financial products and services offered primarily for personal, family or household purposes. Insurance products and services are not within the CFPB's general jurisdiction, though the U.S. Department of Housing and Urban Development has since transferred authority to the CFPB to investigate mortgage insurance practices. Broker-dealers and investment advisers are not subject to the CFPB's jurisdiction when acting in their registered capacity.

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

  •
  Dodd-Frank includes various securities law reforms that may affect AIG's business practices and the liabilities and/or exposures associated therewith, including:

    •
    The SEC completed a staff report on registered broker-dealers who provide personalized investment advice to retail investors, such as certain of SunAmerica's operations. The staff report recommended to Congress a uniform fiduciary standard of conduct for broker-dealers and investment advisers. The SEC may also require broker-dealers selling proprietary or a limited range of products to make certain disclosures and obtain customer consents or acknowledgements.

    •
    The SEC and other regulators proposed regulations requiring the originator of certain asset-backed securities to retain at least five percent of the credit risk of securities sold, which, if adopted, may apply to activities of subsidiaries of AIG as part of their funding activities in the future.

    Dodd-Frank imposes various assessments on financial companies, including, as applicable to AIG, ex-post assessments to provide funds necessary to repay any borrowing and to cover the costs of any special resolution of a financial company conducted under Title II (although the regulatory authority would have to take account of the amounts paid by AIG into state guaranty funds). AIG cannot predict the potential effects the new legislation will have on its organizational structure, financial condition or results of operations. However, it is possible that such effect could be materially adverse. See Item 1A. Risk Factors — Regulation for additional information.

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

AIG 2011 Form 10-K            23

IAIS, headquartered in Basel, Switzerland) to create standards relative to these areas and incorporate them within that body's Insurance Core Principles. IAIS Insurance Core Principles form the baseline threshold for how countries' financial services regulatory efforts are measured relative to the insurance sector. That measurement is made by periodic Financial Sector Assessment Program (FSAP) reviews conducted by the World Bank and the International Monetary Fund and the reports thereon spur the development of country-specific additional or amended regulatory changes. Lawmakers and regulatory authorities in a number of jurisdictions in which AIG's subsidiaries conduct business have already begun implementing legislative and regulatory changes consistent with these recommendations, including proposals governing consolidated regulation of insurance holdings companies by the Financial Services Agency in Japan, financial and banking regulation adopted in France and compensation regulations proposed or adopted by the financial regulators in Germany and the United Kingdom Financial Services Authority.

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

    Many of these prohibitions and restrictions have been relaxed. However, AIG continues to be subject to heightened regulatory scrutiny.

    Legislation in the European Union could also affect AIG's international insurance operations. The Solvency II Directive (2009/138/EEC), which was adopted on November 25, 2009 and is expected to become effective in January 2014 (Solvency II), reforms the insurance industry's solvency framework, including minimum capital and solvency requirements, governance requirements, risk management and public reporting standards. The impact on AIG will depend on whether the U.S. insurance regulatory regime is deemed "equivalent" to Solvency II; if the U.S. insurance regulatory regime is not equivalent, then AIG as a group could be required to be supervised under Solvency II standards. Whether the U.S. insurance regulatory regime will be deemed "equivalent" is still under consideration by European authorities and remains uncertain, so AIG is not currently able to predict the impact of Solvency II.

    AIG expects that the regulations applicable to it and its regulated entities will continue to evolve for the foreseeable future.

REGULATION OF INSURANCE SUBSIDIARIES

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

24            AIG 2011 Form 10-K

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

    AIG has taken various steps to enhance the capital positions of the domestic Chartis and SunAmerica companies. AIG entered into capital maintenance agreements with these companies that set forth procedures through which AIG has provided, and expects to continue to provide, capital support. Also, in order to allow the domestic Chartis and SunAmerica companies to record as an admitted asset at December 31, 2011 certain reinsurance ceded to reinsurers, which has the effect of maintaining the level of the statutory surplus of such companies, AIG obtained and entered into reimbursement agreements for approximately $1.45 billion and $800 million of letters of credit issued by several commercial banks in favor of certain Chartis and SunAmerica companies, respectively.

    In the U.S., the Risk-Based Capital (RBC) formula is designed to measure the adequacy of an insurer's statutory surplus in relation to the risks inherent in its business. The RBC Model Law, which allows states to act upon the results of RBC calculations, provides for four incremental levels of regulatory action regarding insurers whose RBC calculations fall below specific thresholds. Those levels of action range from the requirement to submit a plan describing how an insurer would regain a calculated RBC ratio above the respective threshold through a mandatory regulatory takeover of the company. The action thresholds are based on RBC levels that are calculated so that a company, subject to such actions, is solvent but its future solvency is in doubt without some type of corrective action. The RBC formula computes a risk-adjusted surplus level by applying discrete factors to various asset, premium and reserve items. These factors are developed to be risk-sensitive so that higher factors are applied to items exposed to greater risk.

    The statutory surplus of each of AIG's U.S.-based life and property and casualty insurance subsidiaries exceeded RBC minimum required levels as of December 31, 2011.

    To the extent that any of AIG's insurance entities would fall below prescribed levels of statutory surplus, it would be AIG's intention to provide appropriate capital or other types of support to that entity, under formal support agreements or CMAs or otherwise. For additional details regarding CMAs that AIG has entered into with its insurance subsidiaries, see Item 7. MD&A — Liquidity of Parent and Subsidiaries — Chartis, and Liquidity of Parent and Subsidiaries.

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

AIG 2011 Form 10-K            25

    Additionally, the NAIC has undertaken the Solvency Modernization Initiative (SMI) which focuses on a review of insurance solvency regulations throughout the U.S. financial regulatory system and will lead to a set of long-term solvency modernization goals. SMI is broad in scope, but the NAIC has stated that its focus will include the U.S. solvency framework, group solvency issues, capital requirements, international accounting and regulatory standards, reinsurance and corporate governance.

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

    See Item 7. MD&A — Capital Resources and Liquidity — Regulation and Supervision and Note 18 to the Consolidated Financial Statements.

COMPETITION

    AIG's businesses operate in highly competitive environments, both domestically and overseas. Principal sources of competition are insurance companies, banks, investment banks and other non-bank financial institutions. AIG considers its principal competitors to be other large multi-national insurance organizations.

    The insurance industry in particular is highly competitive. Within the United States, Chartis subsidiaries compete with approximately 3,200 other stock companies, specialty insurance organizations, mutual companies and other underwriting organizations. SunAmerica subsidiaries compete in the United States with approximately 2,000 life insurance companies and other participants in related financial services fields. Overseas, AIG's subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies in particular areas in which they are active.

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

    For a further discussion of the risks relating to retaining existing customers, soliciting new customers and retaining key employees, see Item 1A. Risk Factors — Competition.

OTHER INFORMATION ABOUT AIG

    At December 31, 2011, AIG and its subsidiaries had approximately 57,000 employees.

26            AIG 2011 Form 10-K

    AIG's internet address for its corporate website is www.aig.com. AIG makes available free of charge, through the Investor Information section of AIG's corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements on Schedule 14A and amendments to those reports or statements filed or furnished pursuant to Sections 13(a), 14(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. AIG also makes available on its corporate website copies of the charters for its Audit, Nominating and Corporate Governance, Compensation and Management Resources, Finance and Risk Management, and Regulatory, Compliance and Public Policy Committees, as well as its Corporate Governance Guidelines (which include Director Independence Standards), Director, Executive Officer and Senior Financial Officer Code of Business Conduct and Ethics, Employee Code of Conduct and Related-Party Transactions Approval Policy. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on AIG's website or that can be accessed through its website is not incorporated by reference into this Annual Report on Form 10-K.

DIRECTORS AND OFFICERS OF AIG

Information concerning the directors and executive officers of AIG as of February 23, 2012 is set forth below.

Name	Title	Age	Served as Director or Officer Since

Robert H. Benmosche	Director, President and Chief Executive Officer	66	2009
W. Don Cornwell	Director	64	2011
John H. Fitzpatrick	Director	55	2011
Laurette T. Koellner	Director	57	2009
Donald H. Layton	Director	61	2010
Christopher S. Lynch	Director	54	2009
Arthur C. Martinez	Director	72	2009
George L. Miles, Jr.	Director	70	2005
Henry S. Miller	Director	66	2010
Robert S. Miller	Chairman	70	2009
Suzanne Nora Johnson	Director	54	2008
Morris W. Offit	Director	75	2005
Ronald A. Rittenmeyer	Director	64	2010
Douglas M. Steenland	Director	60	2009
William N. Dooley	Executive Vice President – Investments and Financial Services	58	1992
Peter D. Hancock	Executive Vice President – General Insurance	53	2010
David L. Herzog	Executive Vice President and Chief Financial Officer	52	2005
Thomas A. Russo	Executive Vice President – Legal, Compliance, Regulatory Affairs, Government Affairs and General Counsel	68	2010
Brian T. Schreiber	Executive Vice President and Treasurer	46	2002
Jay S. Wintrob	Executive Vice President – Domestic Life and Retirement Services	54	1999
Michael R. Cowan	Senior Vice President and Chief Administrative Officer	58	2011
Jeffrey J. Hurd	Senior Vice President – Human Resources and Communications	45	2010
Sid Sankaran	Senior Vice President and Chief Risk Officer	34	2010
Charles S. Shamieh	Senior Vice President – Chief Corporate Actuary	45	2011

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

    Robert Benmosche joined AIG as Chief Executive Officer in August 2009. Prior to joining AIG, Mr. Benmosche served as a member of the Board of Directors of Credit Suisse Group since 2002. In addition,

AIG 2011 Form 10-K            27

Mr. Benmosche was the former Chairman, President and Chief Executive Officer of MetLife, a leading provider of insurance and other financial services from 1998 until 2006.

    Michael R. Cowan joined AIG as Senior Vice President and Chief Administrative Officer in January 2010. Prior to joining AIG, he was at Merrill Lynch where he had served as Senior Vice President, Global Corporate Services, since 1998. Mr. Cowan began his career at Merrill Lynch in 1986 as a Financial Manager and later served as Chief Administrative Officer for Europe, the Middle East and Africa. He was also Chief Financial Officer and a member of the Executive Management Committee for the Global Private Client business, including Merrill Lynch Asset Management.

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

    Peter Hancock joined AIG in February 2010 as Executive Vice President of Finance and Risk. Prior to joining AIG, Mr. Hancock served as Vice Chairman of KeyCorp, responsible for Key National Banking. Prior to KeyCorp, he served as Managing Director of Trinsum Group, Inc. Prior to that position, Mr. Hancock was at JP Morgan for 20 years, eventually serving as head of its fixed income division and ultimately Chief Financial Officer.

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

28            AIG 2011 Form 10-K

ITEM 1A. RISK FACTORS

    We were significantly and adversely affected by the market turmoil in late 2008 and early 2009. In addition, we continued to experience a challenging business environment, as well as volatile market conditions, throughout 2011. As a result, our businesses, consolidated results of operations, financial conditions and liquidity are subject to significant risks, as discussed below. This challenging environment and volatile market conditions may continue in 2012.

    The risks described below are not the only ones we face. Additional risks that are not currently known to us or that we currently believe are immaterial may also adversely affect our businesses, results of operations, financial condition or liquidity. Many of these risks are interrelated and occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence, or exacerbate the effect, of others. Such a combination could materially increase the severity of the impact on our operations, liquidity and financial condition.

MARKET CONDITIONS

    Our businesses, consolidated results of operations and financial condition have been, and may continue to be, materially and adversely affected by market conditions.    Our businesses are highly dependent on the business environment in which they operate. In 2008 and through early 2009, the significant deterioration in worldwide economic conditions materially and adversely affected our businesses. The global financial crisis resulted in a serious lack of liquidity, highly volatile markets, a steep depreciation in asset values across all classes, an erosion of investor and public confidence, a widening of credit spreads, a lack of price transparency in many markets, and the collapse or merger of several prominent financial institutions. Difficult economic conditions also resulted in increased unemployment and a severe decline in business activity across a wide range of industries and regions. A challenging business environment and volatile markets persisted through 2011 and may continue in 2012. As a result, asset values for many asset classes have not returned to previous levels, and business, financial and economic conditions continue to be negatively affected, particularly in light of high unemployment levels. Revenue and budget constraints affecting U.S. municipalities, lending activities and the housing and commercial property markets also continue to have a negative effect on asset values. Further, the adverse European economic and financial conditions related to sovereign debt issues in certain countries and concerns regarding the European Union have contributed to increased instability in global credit markets. If such conditions persist, we may be negatively affected in a number of ways, including, but not limited to:

  •
  declines in the valuation and performance of our investment portfolio;

  •
  declines in the value of our remaining shares in AIA;

  •
  an inability to monetize our interest in ILFC;

  •
  increased credit losses;

  •
  impairments of goodwill, aircraft and other long-lived assets;

  •
  additional statutory capital requirements;

  •
  limitations on our ability to recover deferred tax assets;

  •
  a decline in new business levels;

  •
  a decline in insured values caused by a decrease in activity at client organizations;

  •
  an increase in liability for future policy benefits due to loss recognition on certain long-duration insurance contracts;

  •
  higher borrowing costs and more limited availability of credit for AIG Parent and our subsidiaries;

  •
  an increase in policy surrenders and cancellations; and

  •
  a writeoff of deferred policy acquisition costs (DAC).

AIG 2011 Form 10-K            29

    Sustained low interest rates may affect our profitability.    We have substantial investment portfolios that support our policy liabilities. Low levels of interest rates on investments have reduced the level of investment income earned by AIG. If a low interest-rate environment persists, we may experience slower investment income growth and we may not be able to fully mitigate the interest rate risk of our assets relative to our liabilities. A decline in interest rates could impair our ability to earn the returns assumed in the pricing and the reserving for our products at the time they were sold and issued.

INVESTMENT PORTFOLIO AND CONCENTRATION OF INVESTMENTS, INSURANCE AND OTHER EXPOSURES

    The value of our investment portfolio is subject to a number of risks and uncertainties, including changes in interest rates.    Changes in interest rates can negatively affect the performance of our investment securities. Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political issues and other factors beyond our control. Changes in monetary policy or other factors may cause interest rates to rise, which would adversely affect the value of the fixed income securities that we hold and could adversely affect our ability to sell these securities. In addition, the evaluation of available-for-sale securities for other-than-temporary impairments is a quantitative and qualitative process that is subject to significant management judgment.

    Concentration of our investment portfolios in any particular segment of the economy may have adverse effects.    Our results of operations have been adversely affected and may continue to be adversely affected by a concentration in residential mortgage-backed, commercial mortgage-backed and other asset-backed securities and commercial mortgage loans. We also have significant exposures to: financial institutions and, in particular, to money center and global banks; U.S. state and local government issuers and authorities (as described below); and Eurozone financial institutions and governments and corporations. These types of concentrations in our investment portfolios could have an adverse effect on the value of these portfolios and consequently on our consolidated results of operations and financial condition. Events or developments that have a negative effect on any particular industry, asset class, group of related industries or geographic region may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Furthermore, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.

    The value of our investment portfolio is exposed to the creditworthiness of state and municipal governments.    We hold a large portfolio of state and municipal bonds ($37.4 billion at December 31, 2011), primarily in Chartis, and, because of the budgetary pressures that states and municipalities are continuing to face in the current economic environment, the risks associated with this portfolio remain. Defaults, or the prospect of imminent defaults, by the issuers of state and municipal bonds could cause our portfolio to decline in value and significantly reduce the portfolio's liquidity, which could also adversely affect AIG Parent's liquidity if AIG Parent then needed, or was required by its capital maintenance agreements, to provide additional capital support to the insurance subsidiaries holding the affected state and municipal bonds. As with our fixed income security portfolio generally, rising interest rates would also negatively affect the value of our portfolio of state and municipal bonds and could make those instruments more difficult to sell. A decline in the liquidity or market value of these instruments, which are carried at fair value for statutory purposes, could also result in a decline in the Chartis entities' capital ratios and, in turn, require AIG Parent to provide additional capital to those entities.

    Concentration of our insurance and other risk exposures may have adverse effects.    We seek to manage the risks to which we are exposed as a result of the securities or loans we hold and the insurance policies, derivatives and other obligations that we undertake to customers and counterparties by monitoring the accumulation of our exposures by exposure type, industry, geographic region, counterparty and otherwise and by using reinsurance, hedging and other arrangements to limit or offset exposures that exceed the limits we wish to retain. In certain circumstances, or with respect to certain exposures, such risk management arrangements may not be available on acceptable terms or may prove to be ineffective, or our exposure in absolute terms may be so large that even slightly adverse experience compared to our expectations may have a material adverse effect on our consolidated financial condition or results of operations or result in additional statutory capital requirements.

30            AIG 2011 Form 10-K

 CASUALTY INSURANCE RESERVES

    Casualty insurance liabilities are difficult to predict and may exceed the related reserves for losses and loss expenses.    Although we regularly review the adequacy of the established Liability for unpaid claims and claims adjustment expense and conduct extensive analyses of our reserves during the year, there can be no assurance that our loss reserves will not develop adversely and have a material adverse effect on our results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include but are not limited to general liability, commercial automobile liability, environmental, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, D&O and products liability. A number of analytical reserve development techniques are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. There is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena affecting claims. For a further discussion of our loss reserves, see Item 7. MD&A — Results of Operations — Segment Results — Chartis Operations — Liability for Unpaid Claims and Claims Adjustment Expense and Critical Accounting Estimates — Liability for Unpaid Claims and Claims Adjustment Expenses (Chartis and Mortgage Guaranty).

CATASTROPHE EXPOSURES

    The occurrence of catastrophic events could adversely affect our consolidated financial condition, results of operations and liquidity.    The occurrence of events such as hurricanes, windstorms, flooding, earthquakes, pandemic disease, acts of terrorism and other catastrophes has in the past and could in the future adversely affect our consolidated financial condition, results of operations and liquidity, including by exposing our businesses to the following:

  •
  widespread claim costs associated with property, workers' compensation, business interruption, mortality and morbidity claims;

  •
  loss resulting from a decline in the value of invested assets to below the amount required to meet policy and contract liabilities; and

  •
  loss resulting from actual policy experience emerging adversely in comparison to the assumptions made in the product pricing related to frequency, severity, mortality, morbidity, termination and expenses.

    For a sensitivity analysis of our exposure to certain catastrophes, see Item 7. MD&A — Enterprise Risk Management — Business Unit Risk Management — Insurance Operations — Chartis — Catastrophe Exposures.

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

    Downgrades of the IFS ratings of our insurance companies could prevent these companies from offering, or make it more difficult for them to offer products and services or result in increased policy cancellations or termination of assumed reinsurance contracts. Moreover, a downgrade in AIG Parent's credit ratings could, under credit rating agency policies concerning the relationship between parent and subsidiary ratings, result in a downgrade of the IFS ratings of our insurance subsidiaries.

AIG 2011 Form 10-K            31

    A downgrade in our credit ratings could require us to post additional collateral and result in the termination of derivative transactions.    Adverse ratings actions regarding our long-term debt ratings by the major rating agencies would require us to post additional collateral payments pursuant to, and/or permit the termination of, derivative transactions to which AIG is a party, which could adversely affect our business, our consolidated results of operations in a reporting period or our liquidity. Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability to that company of financing. In the event of further downgrades of two notches to our long-term senior debt ratings, AIG would be required to post additional collateral of $267 million, and certain of AIG's counterparties would be permitted to elect early termination of contracts.

    For a further discussion of our liquidity, see Item 7. MD&A — Capital Resources and Liquidity.

COMPETITION

    We face intense competition in each of our businesses.    Our businesses operate in highly competitive environments, both domestically and overseas. Principal sources of competition are insurance companies, banks, investment banks and other non-bank financial institutions. We consider our principal competitors to be other large multi-national insurance organizations.

    The insurance industry in particular is highly competitive. Within the U.S., Chartis subsidiaries compete with approximately 3,200 other stock companies, specialty insurance organizations, mutual insurance companies and other underwriting organizations. SunAmerica subsidiaries compete in the U.S. with approximately 2,000 life insurance companies and other participants in related financial services fields. Overseas, our subsidiaries compete for business with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies.

    As a result of the past reduction of our credit ratings and those of our subsidiaries and the lingering effects of AIG's negative publicity, we have faced and continue to face intense competition to retain existing customers and to maintain business with existing customers and counterparties at historical levels. General insurance and life insurance companies compete through a combination of risk acceptance criteria, product pricing, and terms and conditions. Retirement services companies compete through crediting rates and the issuance of guaranteed benefits. A decline in our position as to any one or more of these factors could adversely affect our profitability.

ADJUSTMENTS TO DEFERRED POLICY ACQUISITION COSTS AND FUTURE POLICY BENEFITS

    Interest rate fluctuations, increased surrenders, investment returns and other events may require our subsidiaries to accelerate the amortization of deferred policy acquisition costs (DAC), and record additional liabilities for future policy benefits, which could adversely affect our results of operations.    DAC represents the costs that vary with and are related primarily to the acquisition of new and renewal insurance and annuity contracts.

    When interest rates rise or customers lose confidence in a company, policy loans, policy surrenders, withdrawals of life insurance policies, and withdrawals of annuity contracts may increase as policyholders seek to buy products with perceived higher returns or more stability, resulting in an acceleration of the amortization of DAC. To the extent such amortization exceeds surrender or other charges earned upon surrender and withdrawals of certain life insurance policies and annuity contracts, our results of operations could be negatively affected.

    DAC for insurance-oriented and investment-oriented products, as well as retirement services products, is reviewed for recoverability, which involves estimating the future profitability of in-force business. This review involves significant management judgment. If future profitability is substantially lower than estimated, we could be required to accelerate DAC amortization, and such acceleration could adversely affect our results of operations.

    Periodically, AIG evaluates the estimates used in establishing liabilities for Future policy benefits for life and A&H insurance contracts, which include liabilities for certain payout annuities. These estimates are evaluated against actual experience and are adjusted based on management's judgment regarding mortality, morbidity, persistency, maintenance expenses, and investment returns, including the effect of the interest rate environment and net realized capital gains (losses). If observed changes in actual experience or estimates result in projected

32            AIG 2011 Form 10-K

future losses on long duration insurance contracts, AIG may be required to record additional liabilities through a charge to policyholder benefit expense, which could negatively affect our results of operations.

    For further discussion of DAC and Future policy benefits, see Item 7. MD&A — Critical Accounting Estimates and Notes 2, 10 and 13 to the Consolidated Financial Statements.

GUARANTEES WITHIN VARIABLE ANNUITIES

    Guarantees Within Certain of Our Products May Decrease Our Earnings and Increase the Volatility of Our Results.    Certain variable annuity products that we offer guarantee a certain level of benefits to the policyholder. These guarantee features include guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). At December 31, 2011, our net liabilities associated with these guaranteed benefits, representing the aggregate amount of the benefits in excess of the related account values, were $1.2 billion. We use reinsurance in combination with derivative instruments to mitigate the exposure associated with these liabilities, and while we believe that these and other actions have mitigated the risks related to these guaranteed benefits, our exposure is not fully hedged, and we remain liable in the event that reinsurers or counterparties are unable or unwilling to pay. In addition, downturns in equity markets, increased equity volatility or reduced interest rates could result in an increase in the valuation of the future policy benefits or policyholder account balances, increasing the liabilities associated with the guaranteed benefits and resulting in a reduction in our net income and shareholders' equity.

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

    Reinsurance subjects us to the credit risk of our reinsurers and may not be adequate to protect us against losses.    Although reinsurance makes the reinsurer liable to our subsidiary to the extent the risk is ceded, it does not relieve our subsidiary of the primary liability to its policyholders. Accordingly, we bear credit risk with respect to our subsidiaries' reinsurers to the extent the credit risk is not mitigated by collateral or other credit enhancements. A reinsurer's insolvency or inability or refusal to make timely payments under the terms of its agreements with our subsidiaries could have a material adverse effect on our results of operations and liquidity. For additional information on our reinsurance, see Item 7. MD&A — Enterprise Risk Management — Business Unit Risk Management — Reinsurance.

INDEMNITY OBLIGATIONS

    Claims under indemnity obligations may be material.    We have provided financial guarantees and indemnities in connection with the businesses we have sold, including ALICO, AGF, AIG Star and AIG Edison. While we do not currently believe that the claims under these indemnities will be material, it is possible that significant indemnity claims could be made against us. If such a claim were successful, our results of operations, cash flows and liquidity could be materially adversely affected. See Note 16 to the Consolidated Financial Statements for more information on these financial guarantees and indemnities.

REGULATION

    The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act will subject us to substantial additional federal regulation, which may materially and adversely affect our businesses, results of operations, cash flows, financial condition and credit ratings.    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer

AIG 2011 Form 10-K            33

Protection Act (Dodd-Frank), which effects comprehensive changes to the regulation of financial services in the United States, was signed into law. Dodd-Frank directs existing and newly-created government agencies and bodies to promulgate regulations implementing the law, an ongoing process anticipated to continue over the next few years. We cannot predict with certainty the requirements of the regulations ultimately adopted or how or whether Dodd-Frank and such regulations will affect our businesses, results of operations, cash flows or financial condition, require us to raise additional capital or result in a downgrade of our credit ratings.

    Under Dodd-Frank, we may become subject to the examination, enforcement and supervisory authority of the FRB as a savings and loan holding company or a SIFI. AIG expects that when the Department of the Treasury ceases to own at least 50 percent of the outstanding shares of our Common Stock, we would be regulated by the FRB as a savings and loan holding company. In either event:

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

    If we are designated as a SIFI:

  •
  We would become subject to stress tests to determine whether, on a consolidated basis, we have the capital necessary to absorb losses due to adverse economic conditions.

  •
  We would be subject to stricter prudential standards, including stricter requirements and limitations relating to risk-based capital, leverage, liquidity and credit exposure, as well as overall risk management requirements, management interlock prohibitions and a requirement to maintain a plan for rapid and orderly dissolution in the event of severe financial distress.

  •
  We would become subject to a new early remediation regime process to be administered by the FRB.

    If we are designated as a SIFI and determined to be a grave threat to U.S. financial stability:

  •
  We would be required to maintain a debt-to-equity ratio of no more than 15:1.

  •
  The FRB may:

    •
    limit our ability to merge with, acquire, consolidate with, or become affiliated with another company;

    •
    restrict our ability to offer specified financial products;

    •
    require us to terminate specified activities;

    •
    impose conditions on how we conduct our activities; or

    •
    with approval of the Financial Stability Oversight Council (the Council), and a determination that the foregoing actions are inadequate to mitigate a threat to U.S. financial stability, require us to sell or otherwise transfer assets or off-balance-sheet items to unaffiliated entities.

    See Business — Regulation for further discussion of this potential regulation.

    If we continue to control AIG Federal Savings Bank or another insured depository institution, we would become subject to the "Volcker Rule", which could place limits on "proprietary trading" and the sponsorship of, or investment in "covered funds." The term "covered funds" could include hedge, private equity or similar funds and, in certain cases, issuers of asset backed securities if such securities have equity-like characteristics. These prohibitions could substantially impact our investment portfolios as they are currently managed. The Volcker Rule, as proposed, contains an exemption for proprietary trading by insurance companies for their general account, but the final extent of this exemption cannot be predicted. Even if we no longer controlled an insured depository

34            AIG 2011 Form 10-K

institution, we might still be subject to additional capital and quantitative limitations under the Volcker Rule as a SIFI.

    In addition, Dodd-Frank establishes a new framework for regulation of over the counter (OTC) derivatives under which we may have to collateralize previously uncollateralized swaps. These additional obligations to post collateral or the costs of assignment, termination or obtaining alternative credit could have a material adverse effect on us. This new framework may also increase the cost of conducting a hedging program or have other effects materially adverse to us.

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

    We are subject to extensive regulation in the jurisdictions in which we conduct our businesses, including with respect to the pricing of policies that we write, and regulatory actions could make it challenging for us to continue to engage in business in the ordinary course.    Our operations around the world are subject to regulation by different types of regulatory authorities, including insurance, securities, investment advisory, banking and thrift regulators in the United States and abroad. Regulators have the ability to take various steps to protect the businesses of the entities they regulate. These steps could include, and in the past have included:

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

    Requirements of the USA PATRIOT Act, the Office of Foreign Assets Control and similar laws that apply to us may expose us to significant penalties.    The operations of certain of our subsidiaries are subject to laws and regulations, including the USA PATRIOT Act of 2001, which requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. In addition, the Department of the Treasury's Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The United Kingdom, the European Union and other jurisdictions maintain similar laws and regulations. Although we have instituted compliance programs to address these requirements, there are inherent risks in global transactions.

    Attempts to mitigate the impact of Regulation XXX and Actuarial Guideline AXXX may fail in whole or in part resulting in an adverse effect on our financial condition and results of operations.    The Model Regulation entitled "Valuation of Life Insurance Policies", commonly known as "Regulation XXX", requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and universal life

AIG 2011 Form 10-K            35

policies with secondary guarantees. In addition, Actuarial Guideline 38, more commonly known as "Guideline AXXX", clarifies the application of Regulation XXX with respect to certain universal life insurance policies with secondary guarantees. The application of both Regulation XXX and Guideline AXXX involves numerous interpretations. At times, there may be differences of opinion between management and state insurance departments regarding the application of these and other actuarial standards. Such differences of opinion may lead to a state insurance regulator requiring greater reserves to support insurance liabilities than management estimated.

    We also have implemented reinsurance and capital management actions to mitigate the capital impact of Regulation XXX and Guideline AXXX, including the use of letters of credit to support the reinsurance provided by our captive reinsurance subsidiaries. We focus on identifying cost-effective opportunities to manage our intercompany reinsurance transactions, particularly with respect to certain redundant statutory reserve requirements on term insurance and universal life with secondary guarantees (Regulation XXX and Guideline AXXX reserves). For this purpose, we had a $585 million syndicated letter of credit facility and $215 million of letters of credit on a bilateral basis outstanding at December 31, 2011, all of which relate to intercompany life reinsurance transactions. All of these letters of credit are due to mature on December 31, 2015. However, such actions may not be sufficient to offset regulatory, rating agency or other requirements. In that case, we could be required to increase statutory reserves or incur higher operating and/or tax costs.

    We also cannot provide assurance that we will be able to continue to implement actions to mitigate the impact of Regulation XXX or Guideline AXXX on future sales of term and universal life insurance products. If we are unable to continue to implement those actions, we may incur higher operating costs and lower returns on products sold than we currently anticipate or reduce our sales of these products.

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

CHANGE IN CONTROL

    Our ability to utilize tax losses and credits carryforwards to offset future taxable income may be significantly limited if we experience an "ownership change" under the Internal Revenue Code.    As of December 31, 2011, we had a U.S. federal net operating loss carryforward of approximately $45.3 billion, $21.3 billion in capital loss carryforwards and $4.6 billion in foreign tax credits (Tax Losses and credits carryforwards). Our ability to utilize such tax attributes to offset future taxable income may be significantly limited if we experience an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of AIG Parent's ownership (by value) of one or more "5-percent shareholders" (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on its pre-ownership change tax losses and credits carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The annual limitation would be increased each year to the extent that there is an unused limitation in a prior year. The limitation on our ability to utilize tax losses and credits carryforwards arising from an ownership change under Section 382 would depend on the value of our equity at the time of any ownership change.

    While the Department of the Treasury owns more than 50 percent of AIG Common Stock, under guidance issued by the Internal Revenue Service, we will not be treated as having experienced an ownership change. However, once the Department of the Treasury's ownership of outstanding AIG Common Stock falls below

36            AIG 2011 Form 10-K

50 percent, it is possible for us to experience an ownership change as a result of purchases of AIG Common Stock by "5-percent shareholders". For the purpose of determining whether there has been an "ownership change", the change in ownership as a result of purchases by "5-percent shareholders" will be aggregated with certain changes in ownership that occurred over the three-year period ending on the date of such purchases, including, for example, the sale of AIG Common Stock that was issued in exchange for the shares of AIG's Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (the Series C Preferred Stock), but excluding the issuance of the AIG Common Stock that was issued in exchange for the shares of AIG's Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series E Preferred Stock), and the shares of AIG's Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series F Preferred Stock), both of which were issued under the Emergency Economic Stabilization Act of 2008 and to which Notice 2010-2 applies. Any repurchases of AIG Common Stock by AIG will be taken into account in determining whether there has been an "ownership change". If we were to experience an "ownership change", it is possible that a significant portion of our tax losses and credits carryforwards could expire before we would be able to use them to offset future taxable income.

    On March 9, 2011, AIG's Board of Directors adopted a Tax Asset Protection Plan (the Plan) to help protect our ability to recognize tax benefits from certain tax attributes in order to reduce our potential future income tax liability. At our 2011 Annual Meeting of Shareholders, shareholders ratified the Plan and also adopted a protective amendment (the Protective Amendment) to our Restated Certificate of Incorporation, which is designed to prevent certain transfers of AIG Common Stock that could result in an "ownership change". The Plan is designed to reduce the likelihood that AIG will experience an "ownership change" by (i) discouraging any person or group from becoming a 4.99 percent shareholder and (ii) discouraging any existing 4.99 percent shareholder from acquiring additional shares of AIG Common Stock. The Protective Amendment generally restricts any transfer of AIG Common Stock if the effect would be to (i) increase the ownership by any person to 4.99 percent or more of AIG stock then outstanding (Five Percent Stockholder) or (ii) increase the percentage of AIG stock owned by a Five Percent Stockholder. While the Plan and the Protective Amendment are intended to deter and prevent acquisitions of AIG Common Stock that may result in an "ownership change", such acquisitions may still occur. In addition, the Plan and the Protective Amendment may make it more difficult and more expensive to acquire us, and may discourage open market purchases of AIG Common Stock or a non-negotiated tender or exchange offer for AIG Common Stock. Accordingly, the Plan and the Protective Amendment may limit a shareholder's ability to realize a premium over the market price of AIG Common Stock in connection with any stock transaction.

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

AIG 2011 Form 10-K            37

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

USE OF ESTIMATES

    If actual experience differs from management's estimates used in the preparation of financial statements, our consolidated results of operations or financial condition could be adversely affected.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the application of accounting policies that often involve a significant degree of judgment. We consider our accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, are those described in Item 7. MD&A — Critical Accounting Estimates. These accounting estimates require the use of assumptions, some of which are highly uncertain at the time of estimation. These estimates, by their nature, are based on judgment and current facts and circumstances. Therefore, actual results could differ from these estimates, possibly in the near term, and could have a material effect on the consolidated financial statements.

AIRCRAFT LEASING BUSINESS

    Our aircraft leasing business depends on lease revenues and exposes us to the risk of lessee non-performance.    Our aircraft leasing business depends on the ability of our customers to meet their obligations to us under their leases; if their ability materially decreases, it may negatively affect our business, results of operations and cash flows.

    Our aircraft may become obsolete over time.    Aircraft are long-lived assets requiring long lead times to develop and manufacture. As a result, aircraft of a particular model and type may become obsolete and less in demand over time, when newer, more advanced and efficient aircraft or aircraft engines are manufactured. This life cycle, however, can be shortened by world events, government regulation or customer preferences. As aircraft in our fleet approach obsolescence, demand for particular models and types may decrease. This may result in declining lease rates, losses on sales, impairment charges or fair value adjustments and may adversely affect our business, consolidated financial condition, results of operations and cash flows.

    The residual value of our aircraft is subject to a number of risks and uncertainties.    Technological developments, macro-economic conditions, availability and cost of funding for aviation, and the overall health of the airline industry impact the residual values of our aircraft. If challenging economic conditions persist for extended periods, the residual values of our aircraft could be negatively impacted, which could result in future impairments.

LIQUIDITY

    If our internal sources of liquidity are insufficient to meet our needs, we may become dependent on third-party financing, external capital markets or other sources of liquidity, which may not be available or could be prohibitively expensive.    We need liquidity to pay our operating expenses, interest on our debt, maturing debt obligations and to meet any statutory capital requirements of our subsidiaries. If we have insufficient liquidity to meet our needs, we may be required to raise additional capital or obtain other sources of commercial funding. The availability of any additional financing depends on a variety of factors, including, but not limited to, general market conditions, the volume of trading activities, the overall availability of credit, regulatory actions, our credit ratings and credit capacity, as well as the possibility that customers, lenders or investors could develop a negative perception of our long- or short-term financial prospects. Disruptions, volatility and uncertainty in the financial markets, to the extent they persist or recur, may also limit our ability to access external capital markets at times and on terms favorable to us and to meet our capital and liquidity needs. Furthermore, if our internal sources of liquidity prove to be insufficient, we may be unable to obtain additional financing on favorable terms, if at all. For a further discussion of liquidity, see Item 7. MD&A — Capital Resources and Liquidity.

38            AIG 2011 Form 10-K

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

    AIG Parent's ability to support our subsidiaries is limited.    Historically, AIG Parent has provided capital and liquidity to our subsidiaries to maintain regulatory capital ratios, comply with rating agency requirements and meet unexpected cash flow obligations, in some cases under support or capital maintenance agreements. If AIG Parent is unable to provide support to a subsidiary having an immediate capital or liquidity need, the subsidiary could become insolvent or, in the case of an insurance subsidiary or other regulated entity, could be seized by its regulator. In the event of a catastrophe, reserve strengthening or other event, AIG Parent may be required to provide capital to one or more of our regulated subsidiaries. AIG Parent has entered into capital maintenance agreements with certain of our U.S. insurance subsidiaries that will require it to contribute capital if specific risk-based capital (RBC) thresholds are triggered.

    Certain of the investments held by our subsidiaries are illiquid and/or are difficult to sell, or to sell in significant amounts or at acceptable prices, to generate cash to meet their needs.    Our subsidiaries' investments in certain securities, including certain fixed income securities and certain structured securities, private equity securities, private equity funds and hedge funds, mortgage loans, flight equipment, finance receivables and real estate, which had a collective fair value of $96 billion at December 31, 2011, are illiquid or may not be disposed of quickly. Further, we have a significant remaining stake in AIA, one-half of which is subject to restrictions on transfer and hedging. In addition, the steep decline in the U.S. real estate markets and tight credit markets have materially adversely affected the liquidity of our other securities portfolios, including our residential and commercial mortgage-related securities and investment portfolios. In the event additional liquidity is required by one or more of our subsidiaries and AIG Parent is unable to provide liquidity, it may be difficult to generate additional liquidity by selling, pledging or otherwise monetizing the less liquid investments described above.

SPECIAL PURPOSE VEHICLE INTERCOMPANY LOANS AND PLEDGE OF DESIGNATED ENTITY

    We have pledged equity interests in certain of our businesses and other assets to secure intercompany loans made in connection with the Recapitalization and granted other control rights with respect to certain businesses and assets.    We have pledged equity interests in certain of our businesses and other assets as security for the repayment of the intercompany loans extended to AIG Parent by the special purpose vehicles that held the proceeds of the AIA initial public offering and the ALICO sale (the SPVs, and such loans, the SPV Intercompany Loans). Although the loan from the ALICO SPV was repaid in full in 2011, the loan from the AIA SPV, which remains outstanding, is secured by the assets that continue to be held by the AIA SPV, including the ordinary shares of AIA and our equity interest in ILFC (the Designated Entity). If we are unable to satisfy our obligations under the AIA SPV Intercompany Loan, the secured parties may have the right to foreclose upon and sell the assets that secure this loan, which could have a material adverse effect on the operations of the Designated Entity and could adversely affect the value of the Designated Entity.

    Furthermore, so long as the Department of the Treasury holds the preferred interests in the AIA SPV (the AIA SPV Preferred Interests), the Department of the Treasury will have the right, subject to existing contractual restrictions, to require us to dispose of the remaining AIA ordinary shares held by the AIA SPV to the extent necessary to fully repay the liquidation preference on the Department of the Treasury's AIA SPV Preferred Interests. In addition, the consent of the Department of the Treasury, so long as it holds AIA SPV Preferred Interests or the preferred interests in the ALICO SPV (together, the SPV Preferred Interests), will also be required for us to take specified significant actions with respect to the Designated Entity, including initial public offerings, sales of the business and significant acquisitions or dispositions and incurrence of indebtedness above specified levels. If any SPV Preferred Interests are outstanding on May 1, 2013, the Department of the Treasury will have the right to compel the sale of all or a portion of the Designated Entity on terms that it will determine.

AIG 2011 Form 10-K            39

These rights could have a material adverse effect on the operations of the Designated Entity and could adversely affect the value of the Designated Entity.

CONTROLLING SHAREHOLDER

    As a result of the issuance of the shares of AIG Common Stock to the Department of the Treasury in connection with the Recapitalization, the Department of the Treasury is AIG Parent's controlling shareholder.    As of January 31, 2012, the Department of the Treasury owns approximately 77 percent of the outstanding shares of AIG Common Stock. The Department of the Treasury is able, to the extent permitted by law, to control a vote of AIG shareholders on substantially all matters, including:

  •
  approval of mergers or other business combinations;

  •
  a sale of all or substantially all of our assets;

  •
  amendments to AIG Parent's restated certificate of incorporation; and

  •
  other matters that might be favorable to the Department of the Treasury, but not to our other shareholders.

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

  •
  the right to demand no more than twice in any 12-month period that we effect a registered marketed offering of our shares;

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

EMPLOYEES

    Mr. Benmosche may be unable to continue to provide services to AIG due to his health.    Mr. Robert Benmosche, the President and Chief Executive Officer of AIG, was diagnosed with cancer and has been undergoing treatment for his disease. He continues to fulfill all of his responsibilities and has stated his desire to continue in such roles beyond 2012. However, there can be no assurance that his condition will not change and prevent him from continuing to perform these roles.

    The limitations on incentive compensation contained in the American Recovery and Reinvestment Act of 2009 and the restrictions placed on compensation by the Special Master for TARP Executive Compensation and in our agreement with the Department of the Treasury may adversely affect our ability to attract talent and retain and motivate our highest performing employees.    The American Recovery and Reinvestment Act of 2009 contains provisions which,

40            AIG 2011 Form 10-K

as implemented by the Department of the Treasury in its Interim Final Rule, restrict bonus and other incentive compensation payable to certain AIG employees. Historically, we have embraced a pay-for-performance philosophy. Based on the limitations placed on incentive compensation, it is unclear whether, for the foreseeable future, we will be able to create a compensation structure that permits us to attract talent and retain and motivate our most senior and most highly compensated employees and other high performing employees who become subject to such limitations. The restrictions on our ability to attract talent and retain and motivate our highest performing employees may affect our ability to strengthen our businesses and prepare and make required filings in a timely manner with the SEC and other federal, state and foreign regulators.

    Employee error and misconduct may be difficult to detect and prevent and may result in significant losses.    Losses may result from, among other things, fraud, illegal acts, errors, failure to document transactions properly or to obtain proper internal authorization or failure to comply with regulatory requirements or our internal policies. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct, and the controls that we have in place to prevent and detect this activity may not be effective in all cases.

ELECTRONIC DATA SYSTEMS AND HANDLING OF CONFIDENTIAL INFORMATION

    If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could adversely affect our consolidated financial condition or results of operations.    We use computer systems to store, retrieve, evaluate and utilize customer, employee, and company data and information. Some of these systems in turn, rely upon third-party systems. Our business is highly dependent on our ability to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a natural disaster, a computer virus, a terrorist attack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and our employees may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to unauthorized access, such as physical or electronic break-ins or unauthorized tampering. AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

    In addition, we routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to keep such information confidential, we may be unable to do so in all events, especially with clients, vendors, service providers, counterparties and other third parties who may not have or use appropriate controls to protect confidential information. Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The compromise of personal, confidential or proprietary information could result in remediation costs, legal liability, regulatory action and reputational harm.

REGULATORY CAPITAL CREDIT DEFAULT SWAP PORTFOLIO

    A deterioration in the credit markets may cause us to recognize unrealized market valuation losses which could have an adverse effect on our consolidated financial condition, consolidated results of operations or liquidity. Moreover, depending on how and when the Basel I capital standards are phased out, the period of time that AIGFP remains at risk for such deterioration could be longer than anticipated by AIGFP.    A total of $6.4 billion in net notional amount

AIG 2011 Form 10-K            41

of the super senior credit default swap (CDS) portfolio of AIGFP as of December 31, 2011, represented derivatives written for financial institutions, principally in Europe against European corporate loans and residential mortgage loans, primarily for the purpose of providing regulatory capital relief rather than for arbitrage purposes. These portfolios have no direct exposure to any obligors in the five countries of the Euro-zone periphery (Spain, Italy, Ireland, Greece and Portugal). The regulatory benefit of these transactions for AIGFP's financial institution counterparties was generally derived from the capital regulations promulgated by the Basel Committee on Banking Supervision known as Basel I. In December 2010, the Basel Committee on Banking Supervision finalized a new framework for international capital and liquidity standards known as Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties from these transactions and thus may impact the period of time that such counterparties are expected to hold the positions. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2011, AIGFP estimated that the weighted average expected maturity of the portfolio was 0.86 years.

    Given the current performance of the underlying portfolios, the level of subordination of credit protection written by AIGFP and AIGFP's own assessment of the credit quality of the underlying portfolios, as well as the risk mitigants inherent in the transaction structures, AIGFP, after taking into consideration weakening economic conditions in Europe, does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory capital relief. AIGFP will continue to assess the valuation of this portfolio and monitor developments in the marketplace. Depending on how and when the Basel I regulatory requirements are phased out, we could also remain at risk for a longer period of time than currently anticipated.

LONG-TERM ASPIRATIONAL GOALS

    AIG's ability to achieve its long-term aspirational goals with respect to return on equity (ROE) and earnings per share (EPS) and other long-term aspirational goals are based on significant assumptions, and AIG's actual results may differ, possibly materially and adversely, from these goals.    In setting its long-term aspirational goals for ROE and EPS, described in Item 2. MD&A — Long-Term Aspirational Goals in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, AIG made significant assumptions that include, among other things, the general conditions of markets in which it operates, revenues and combined ratios of its subsidiaries, investment yields, subsidiaries' capacity to distribute dividends to AIG Parent, AIG's ability to apply deployable capital to share repurchases, dividend payments, acquisitions or organic growth, AIG's ability to maintain financial leverage commensurate with its current credit ratings, the exclusion of the impact on shareholders' equity of the reversal of the tax valuation allowance, the effectiveness of AIG's cost rationalization measures, the approval of planned actions (including with respect to any share repurchases, dividend payments or acquisitions) by AIG's regulators, the overall credit rating implications of AIG's proposed strategic actions and general financial market and interest rate conditions. These assumptions are not historical facts but instead represent only AIG's expectations regarding future events, many of which, by their nature, are inherently subject to significant uncertainties and contingencies and are outside AIG's control. It is very likely that one or more of the assumptions will not be met or that actual results will deviate materially from what is assumed. While AIG remains committed to its long-term aspirational goals, AIG's actual results are likely to differ from these aspirational goals and the difference may be material and adverse.

    The aspirational goals and their underlying assumptions are forward-looking statements. AIG strongly cautions its shareholders and other investors not to place undue reliance on any of these assumptions or aspirational goals. AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any assumptions, goals, projections or other related statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. See Item 7. MD&A — Cautionary Statement Regarding Forward Looking Information for additional information regarding the forward-looking statements.

42            AIG 2011 Form 10-K

ITEM 1B. UNRESOLVED STAFF COMMENTS

    There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of AIG's fiscal year relating to AIG's periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES

    AIG and its subsidiaries operate from over 400 offices in the United States and approximately 700 offices in over 75 foreign countries. The following offices are located in buildings owned by AIG and its subsidiaries:

Greensboro and Winston-Salem, North Carolina	Nashville, Tennessee
Amarillo, Ft. Worth and Houston, Texas	Stevens Point, Wisconsin
San Juan, Puerto Rico	175 Water Street in New York, New York
Livingston, New Jersey Wilmington, Delaware	Stowe, Vermont

    In addition, offices in approximately 20 foreign countries and jurisdictions including Argentina, Bermuda, Colombia, Ecuador, Japan, Mexico, the U.K., Thailand, and Venezuela are located in buildings owned by AIG and its subsidiaries. The remainder of the office space utilized by AIG and its subsidiaries is leased. AIG believes that its leases and properties are sufficient for its current purposes.

ITEM 3. LEGAL PROCEEDINGS

    For a discussion of legal proceedings, see Note 16(a) to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

AIG 2011 Form 10-K            43

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    AIG's common stock, par value $2.50 per share (AIG Common Stock), is listed on the New York Stock Exchange, as well as on the Tokyo Stock Exchange. The approximate number of record holders of AIG Common Stock as of January 31, 2012 was 44,938.

The following table presents the high and low closing sale prices on the New York Stock Exchange Composite Tape and the dividends paid per share of AIG Common Stock for each quarter of 2011 and 2010.

	2011				2010
	High		Low	Dividends Paid	High	Low	Dividends Paid

First quarter	$61.18	*	$34.95	$-	$36.24	$22.16	$-
Second quarter	35.00		27.23	-	44.51	34.05	-
Third quarter	30.21		21.61	-	41.64	33.10	-
Fourth quarter	26.34		20.07	-	59.38	38.86	-

*
Includes the effect of the AIG Common Stock trading with due bills for the dividend paid in the form of warrants.

    Pursuant to the terms of the AIG Series G Cumulative Mandatory Convertible Preferred Stock, par value $5.00 per share (the Series G Preferred Stock) AIG was unable to pay dividends while the Series G Preferred Stock was outstanding. The Series G Preferred Stock was cancelled in connection with AIG's public offering of AIG Common Stock in May 2011. After the cancellation of the Series G Preferred Stock, there are no contractual restrictions on AIG's ability to pay dividends.

    Any payment of dividends will need the approval of AIG's Board of Directors, in its discretion, from funds legally available therefor. AIG's Board of Directors may consider AIG's financial position, the performance of its businesses, its consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities and other factors in determining the payment of dividends, if any. AIG may become subject to restrictions on the payment of dividends if it is designated as a non-bank SIFI or considered a savings and loan holding company. See Item 1. Business — Regulation for further discussion of this potential regulation.

    In addition, AIG was previously unable to pay dividends under the terms of other series of AIG preferred stock that were outstanding from November 2008 through January 14, 2011.

    For a discussion of certain restrictions on the payment of dividends to AIG by some of its insurance subsidiaries, see Item 1A. Risk Factors — Liquidity — AIG Parent's ability to access funds from our subsidiaries is limited, and Note 17 to the Consolidated Financial Statements.

REPURCHASES OF EQUITY SECURITIES

    In November 2011, AIG's Board of Directors authorized the repurchase of shares of AIG Common Stock with an aggregate purchase amount of up to $1 billion from time to time in the open market, through derivative or automatic purchase contracts or otherwise. The timing of such purchases will depend on market conditions, AIG's financial condition, results of operations, liquidity, rating agency considerations and other factors. This authorization replaces all prior AIG Common Stock repurchase authorizations.

44            AIG 2011 Form 10-K

The following table summarizes AIG's stock repurchases as part of its publicly announced share repurchase program for the three-month period ended December 31, 2011:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (in millions)

October 1, 2011 - October 31, 2011	-	$-	-	$1,000
November 1, 2011 - November 30, 2011	2,563,531	22.83	2,563,531	941
December 1, 2011 - December 31, 2011	510,500	22.35	510,500	930

Total	3,074,031	$22.75	3,074,031	$930

EQUITY COMPENSATION PLANS

    AIG's table of equity compensation plans previously approved by security holders and equity compensation plans not previously approved by security holders will be included in the definitive proxy statement for AIG's 2012 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after the close of AIG's fiscal year pursuant to Regulation 14A.

PERFORMANCE GRAPH

    The following Performance Graph compares the cumulative total shareholder return on AIG Common Stock for a five-year period (December 31, 2006 to December 31, 2011) with the cumulative total return of the S&P's 500 stock index (which includes AIG) and a peer group of companies (the New Peer Group) consisting of ten insurance companies to which AIG compares its business and operations:

• ACE Limited	• MetLife, Inc.
• Allianz Group	• Prudential Financial, Inc.
• The Chubb Corporation	• The Travelers Companies, Inc.
• Hartford Financial Services Group, Inc.	• XL Capital Ltd., and
• Lincoln National Corporation	• Zurich Financial Services Group

    The Performance Graph also compares the cumulative total shareholder return on AIG Common Stock to the return of a group of companies (the Old Peer Group) consisting of nine insurance companies to which AIG compared itself in its Annual Report on Form 10-K for the year ended December 31, 2010:

• ACE Limited	• MetLife, Inc.
• Aflac Incorporated	• Prudential Financial, Inc.
• The Chubb Corporation	• The Travelers Companies, Inc., and
• Hartford Financial Services Group, Inc.	• XL Capital Ltd.
• Lincoln National Corporation

    Allianz Group and Zurich Financial Services Group were added to, and Aflac Incorporated was excluded from, the New Peer Group because AIG believes the changes result in a peer group that is more comparable to AIG's overall business and operations following AIG's sale of its foreign life insurance operations (i.e., American Life Insurance Company, Nan Shan Life Insurance Company, Ltd., AIG Star Life Insurance Co., Ltd. and AIG Edison Life Insurance Company) in 2010 and 2011 and the sale of a majority of AIA Group Limited in 2010.

AIG 2011 Form 10-K            45

FIVE-YEAR CUMULATIVE TOTAL SHAREHOLDER RETURNS
Value of $100 Invested on December 31, 2006

	As of December 31,
	2006	2007	2008	2009	2010	2011

AIG	$100.00	$82.27	$2.39	$2.28	$4.39	$2.15
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
New Peer Group	100.00	102.70	56.61	67.73	78.05	69.89
Old Peer Group	100.00	104.45	60.44	70.53	86.00	76.95

46            AIG 2011 Form 10-K

ITEM 6. SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Years Ended December 31, (in millions, except per share data)	2011	2010	2009	2008	2007

Revenues:
Premiums	$38,990	$45,319	$48,583	$60,147	$58,575
Policy fees	2,705	2,710	2,656	2,990	3,006
Net investment income	14,755	20,934	18,992	10,453	23,933
Net realized capital gains (losses)	521	(175)	(5,210)	(46,794)	(3,248)
Aircraft leasing revenue	4,508	4,749	4,967	4,830	4,431
Other income	2,758	3,989	5,459	(38,293)	(5,180)

Total revenues	64,237	77,526	75,447	(6,667)	81,517

Benefits, claims and expenses:
Policyholder benefits and claims incurred	33,449	41,394	45,311	45,447	44,995
Interest credited to policyholder account balances	4,446	4,480	4,704	5,589	5,933
Amortization of deferred acquisition costs	8,019	9,134	9,442	9,439	9,652
Other acquisition and insurance expenses	6,091	6,775	6,818	11,571	5,992
Interest expense	3,871	7,981	14,358	15,997	3,483
Aircraft leasing expenses	3,974	4,050	2,385	2,137	1,880
Net loss on extinguishment of debt	2,908	104	-	-	-
Net (gain) loss on sale of properties and divested businesses	74	(17,767)	1,271	-	-
Other expenses	2,470	3,439	5,465	6,182	4,848

Total benefits, claims and expenses	65,302	59,590	89,754	96,362	76,783

Income (loss) from continuing operations before income tax expense (benefit)	(1,065)	17,936	(14,307)	(103,029)	4,734
Income tax expense (benefit)	(18,036)	5,859	(1,489)	(9,683)	125

Income (loss) from continuing operations	16,971	12,077	(12,818)	(93,346)	4,609
Income (loss) from discontinued operations, net of tax	1,535	(2,064)	505	(7,041)	2,879

Net income (loss)	18,506	10,013	(12,313)	(100,387)	7,488
Net income (loss) attributable to AIG	17,798	7,786	(10,949)	(99,289)	6,200

Income (loss) per common share attributable to AIG common shareholders
Basic
Income (loss) from continuing operations	8.60	14.75	(93.69)	(704.26)	26.32
Income (loss) from discontinued operations	0.84	(3.15)	3.21	(52.59)	21.66
Net income (loss) attributable to AIG	9.44	11.60	(90.48)	(756.85)	47.98
Diluted
Income (loss) from continuing operations	8.60	14.75	(93.69)	(704.26)	26.18
Income (loss) from discontinued operations	0.84	(3.15)	3.21	(52.59)	21.55
Net income (loss) attributable to AIG	9.44	11.60	(90.48)	(756.85)	47.73
Dividends declared per common share	-	-	-	8.40	15.40

Year-end balance sheet data:
Total investments	410,438	410,412	601,165	636,912	829,468
Total assets	555,773	683,443	847,585	860,418	1,048,361
Long-term debt	75,253	106,461	136,733	177,485	162,935
Total liabilities	441,444	569,770	748,550	797,692	942,038
Total AIG shareholders' equity	104,951	85,319	69,824	52,710	95,801
Total equity	105,806	113,239	98,076	60,805	104,273

Other data (from continuing operations):
Other-than-temporary impairments	1,280	3,039	6,696	41,867	4,212
Goodwill impairment charges	-	-	693	3,744	-
Adjustment to federal and foreign deferred tax valuation allowance	(16,561)	1,486	3,137	20,121	212
Amortization of prepaid commitment fee	49	3,471	8,359	9,279	-
Catastrophe-related losses	$3,307	$1,076	$53	$1,840	$276

AIG 2011 Form 10-K            47

    Items affecting comparability between periods include:

  •
  AIG was significantly and adversely affected by the market turmoil in late 2008 and early 2009 and recognized other-than-temporary impairment charges in 2008 primarily related to collateralized mortgage-backed securities, other structured securities and securities of financial institutions; losses related to the change in AIG's intent and ability to hold to recovery certain securities; and losses related to AIG's securities lending program.

  •
  In 2008, AIG also recognized unrealized market valuation losses representing the change in fair value of its super senior credit default swap portfolio, established a deferred tax valuation allowance and experienced an unprecedented strain on liquidity. This strain led to several transactions and relationships with the Federal Reserve Bank of New York (FRBNY) and the Department of the Treasury. See Note 1 to the Consolidated Financial Statements for further discussion of these transactions and relationships.

  •
  The decline in interest expense in 2010 was primarily due to a reduced weighted average interest rate on borrowings, a lower average outstanding balance and a decline in amortization of the prepaid commitment fee asset related to the partial repayment of the credit facility provided by the FRBNY. On January 14, 2011, AIG repaid the remaining $20.7 billion and terminated this facility, resulting in a net $3.3 billion pre-tax charge in the first quarter of 2011, primarily representing the accelerated amortization of the remaining prepaid commitment fee asset included in Net loss on extinguishment of debt. See Note 1 to the Consolidated Financial Statements for further discussion of the Recapitalization.

  •
  AIG executed multiple asset dispositions in 2011 and 2010, as further discussed in Note 4 to the Consolidated Financial Statements, which included the completion of an initial public offering of AIA in 2010 for which AIG recognized a $16.3 billion gain.

  •
  As further discussed in Note 22 to the Consolidated Financial Statements, AIG concluded that $16.6 billion of the deferred tax asset valuation allowance for the U.S. consolidated income tax group should be released through the Consolidated Statement of Operations in 2011.

  •
  As a result of the closing of the Recapitalization on January 14, 2011, the SPV Preferred Interests held by the Department of the Treasury are not considered permanent equity on AIG's Consolidated Balance Sheet, and were classified as redeemable non-controlling interests.

48            AIG 2011 Form 10-K

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Annual Report on Form 10-K and other publicly available documents may include, and AIG's officers and representatives may from time to time make, projections, goals, assumptions and statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as "believe", "anticipate", "expect", "intend", "plan", "view", "target" or "estimate". These projections, goals, assumptions and statements may address, among other things:

  •
  the timing of the disposition of the ownership position of the United States Department of the Treasury (Department of the Treasury) in AIG;

  •
  the timing and method of repayment of the preferred interests in AIA Aurora LLC held by the Department of the Treasury;

  •
  the fair value of AIA and cash flow projections for AIG's Maiden Lane Interests;

  •
  the monetization of AIG's interests in International Lease Finance Corporation (ILFC);

  •
  AIG's exposures to subprime mortgages, monoline insurers, the residential and commercial real estate markets, state and municipal bond issuers and sovereign bond issuers;

  •
  AIG's exposure to European governments and European financial institutions;

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

    It is possible that AIG's actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG's actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

  •
  actions by credit rating agencies;

  •
  changes in market conditions;

  •
  the occurrence of catastrophic events;

  •
  significant legal proceedings;

  •
  concentrations in AIG's investment portfolios, including its municipal bond portfolio;

  •
  judgments concerning casualty insurance underwriting and reserves;

  •
  judgments concerning the recognition of deferred tax assets;

  •
  judgments concerning deferred policy acquisition costs (DAC) recoverability;

AIG 2011 Form 10-K            49

  •
  judgments concerning the recoverability of aircraft values in ILFC's fleet; and

  •
  such other factors as are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Item 1A. Risk Factors of this Annual Report on Form 10-K.

    AIG is not under any obligation (and expressly disclaims any obligation) to update or alter any projections, goals, assumptions or other statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise. Unless the context otherwise requires, the terms AIG, the Company, we, us, and our mean AIG and its consolidated subsidiaries.

USE OF NON-GAAP MEASURES

    Throughout this MD&A, AIG presents its operations in the way it believes will be most meaningful and representative of ongoing operations as well as most transparent. Certain of the measurements used by AIG management are "non-GAAP financial measures" under Securities and Exchange Commission (SEC) rules and regulations.

    AIG analyzes the operating performance of Chartis using underwriting profit (loss). Operating income (loss), which is income (loss) before net realized capital gains (losses) and related deferred policy acquisition costs (DAC) and sales inducement asset (SIA) amortization, is utilized to report results for SunAmerica Financial Group (SunAmerica) operations. Management believes that these measures enhance the understanding of the underlying profitability of the ongoing operations of these businesses and allow for more meaningful comparisons with AIG's insurance competitors. Reconciliations of these measures to the most directly comparable measurement derived from accounting principles generally accepted in the United States (GAAP), pre-tax income, are included in Results of Operations.

EXECUTIVE OVERVIEW

    This executive overview of management's discussion and analysis highlights selected information and may not contain all of the information that is important to current or potential investors in AIG's securities. This Annual Report on Form 10-K should be read in its entirety for a complete description of events, trends and uncertainties as well as the capital, liquidity, credit, operational and market risks and the critical accounting estimates affecting AIG and its subsidiaries.

 FINANCIAL OVERVIEW

    As further discussed in Note 22 to the Consolidated Financial Statements, AIG concluded that $16.6 billion of the deferred tax asset valuation allowance for the U.S. consolidated income tax group should be released through the Consolidated Statement of Operations in 2011.

    AIG's loss from continuing operations before income taxes represented a $19.0 billion decrease compared to its 2010 income and reflected the following:

  •
  a $3.3 billion net loss on extinguishment of debt recorded in the first quarter of 2011, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the Credit Agreement, dated as of September 22, 2008 (as amended, the Federal Reserve Bank of New York (FRBNY) Credit Facility) on January 14, 2011, partially offset by a $484 million gain on extinguishment of debt in the fourth quarter of 2011 related to the exchange of junior subordinated debt;

  •
  significant catastrophe losses for Chartis totaling $3.3 billion, including losses from Thailand floods in the fourth quarter of 2011, Hurricane Irene in the third quarter of 2011, the U.S. tornadoes in the second quarter of 2011 and the Great Tohoku Earthquake & Tsunami (the Tohoku catastrophe) in the first quarter of 2011, compared to catastrophe losses of $1.1 billion in 2010;

  •
  losses for Aircraft Leasing of $1.7 billion due to impairment charges, fair value adjustments and lease-related charges on aircraft in both 2011 and 2010;

50            AIG 2011 Form 10-K

  •
  $604 million in unfavorable fair value adjustments on AIG's economic interest in Maiden Lane II LLC (ML II) and equity interest in Maiden Lane III LLC (ML III) (together, the Maiden Lane Interests);

  •
  2010 included a gain of $17.8 billion on sales of divested businesses, primarily consisting of a gain of $16.3 billion from the completion of the initial public offering and listing of AIA Group Limited (AIA) ordinary shares on the Hong Kong Stock Exchange on October 29, 2010, as well as a gain of $1.3 billion recognized in 2010 related to the sale of AIG's headquarters building in Tokyo in 2009 which gain had been deferred until the expiration of certain lease provisions; and

  •
  income in 2010 from divested businesses prior to their sale totaling $2.5 billion, primarily representing AIA.

    Partially offsetting these declines were;

  •
  a reduction in prior year adverse loss development in 2011 compared to 2010;

  •
  a decrease in interest expense of $4.1 billion primarily resulting from the January 2011 repayment of the FRBNY Credit Facility;

  •
  an increase in the fair value of AIA ordinary shares; and

  •
  a reduction in realized capital losses in 2011 compared to 2010.

    In 2011, AIG recorded income from discontinued operations net of taxes of $1.5 billion, which included a pre-tax gain of $2.0 billion recorded in the first quarter of 2011 on the sale of AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison) compared to a net loss of $2.1 billion in 2010, which included goodwill impairment charges of $4.6 billion associated with the sale of American Life Insurance Company (ALICO), AIG Star and AIG Edison.

    See Results of Operations herein for additional discussion of our results.

RESTRUCTURING ACTIVITY OVERVIEW

    AIG substantially completed its recapitalization plan (the Recapitalization) and its asset disposition plan with the following significant milestones in 2011:

  •
  On January 14, 2011 (the Closing), AIG completed the Recapitalization, which included:

    •
    repaying the $20.7 billion outstanding balance and terminating the FRBNY Credit Facility;

    •
    applying proceeds from the AIA initial public offering and the ALICO sale to partially pay down the preferred interests in the special purpose vehicles that held AIA and ALICO (the AIA SPV and the ALICO SPV, respectively, and collectively, the SPVs, and such preferred interests, the SPV Preferred Interests). As part of the Recapitalization, AIG used $6.1 billion of the cash proceeds from the sale of ALICO to pay down a portion of the liquidation preference of the SPV Preferred Interests; and

    •
    exchanging preferred stock held by the Department of the Treasury and the AIG Credit Facility Trust (the Trust) for AIG common stock, par value $2.50 per share (AIG Common Stock).

  •
  The SPV Preferred Interests were further reduced during 2011 by $11.5 billion using proceeds from the sale of AIG Star, AIG Edison, Nan Shan Life Insurance Company, Ltd. (Nan Shan) and the MetLife, Inc. (MetLife) securities received in the sale of ALICO. In addition, on November 1, 2011, in accordance with the terms of the MetLife escrow agreement from the sale of ALICO, approximately $918 million was released to AIG. These proceeds, together with an additional $53 million, were applied to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests. See Note 16 to the Consolidated Financial Statements for further discussion.

  •
  On September 2, 2011, ILFC Holdings, Inc. (ILFC Holdings), an indirect wholly-owned subsidiary of AIG, which is intended to become a holding company for ILFC, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering. All proceeds received by AIG will be used to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

AIG 2011 Form 10-K            51

    See Capital Resources and Liquidity herein and Notes 1, 4, and 17 to the Consolidated Financial Statements for additional information.

OTHER CAPITAL RESOURCES AND LIQUIDITY DEVELOPMENTS

    Other significant capital resources and liquidity developments in 2011 include:

  •
  On May 27, 2011, AIG and the Department of the Treasury, as the selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of shares of AIG Common Stock by the Department of the Treasury.

  •
  On September 13, 2011, AIG received approximately $2.0 billion in proceeds from the issuance of senior unsecured notes. AIG is using the proceeds from the sale of these notes to pay maturing notes that were issued by AIG to fund the Matched Investment Program (MIP).

  •
  On October 12, 2011, the previously outstanding AIG 364-Day Syndicated Facility, AIG 3-Year Syndicated Facility and Chartis letter of credit facility were terminated and AIG entered into a $1.5 billion 364-Day Syndicated Facility and a $3.0 billion 4-Year Syndicated Facility. The new 4-Year Syndicated Facility provides for $3.0 billion of revolving loans, which includes a $1.5 billion letter of credit sublimit.

  •
  In November 2011, AIG exchanged $2.4 billion of its outstanding Junior Subordinated Debentures for $1.8 billion senior notes pursuant to an exchange offer. The exchange resulted in a pre-tax gain on extinguishment of debt of approximately $484 million, which is reflected in Net loss on extinguishment of debt in the Consolidated Statement of Operations, and a deferred gain of $65 million reflected in Other long-term debt in the Consolidated Balance Sheet, which will be amortized as a reduction to future interest expense.

  •
  ILFC executed the following transactions in 2011:

    •
    an unsecured $2.0 billion three-year revolving credit facility;

    •
    a secured $1.5 billion term loan;

    •
    the issuance of $2.9 billion aggregate principal amount of senior notes; and

    •
    the purchase of approximately $1.67 billion aggregate principal amount of notes for total cash consideration, including accrued interest, of approximately $1.75 billion. ILFC recorded losses of $61 million on the extinguishment of debt;

    See Capital Resources and Liquidity herein and Notes 1, 4, 15 and 17 to the Consolidated Financial Statements for additional information on these transactions.

OUTLOOK

Priorities for 2012

    AIG remains committed to its long-term aspirational goals and is focused on the following priorities for 2012:

  •
  continuing to strengthen and grow AIG's core businesses;

  •
  developing and implementing plans to maximize the value of resources available for repayment of the AIA SPV Preferred Interests held by the Department of the Treasury;

  •
  implementing a strategic alternative for ILFC through an initial public offering or sale;

  •
  managing its capital and interest expense more efficiently;

  •
  taking appropriate actions to prepare for scenarios under which the Board of Governors of the Federal Reserve System (the FRB) would become AIG's regulator;

52            AIG 2011 Form 10-K

  •
  continuing to build, strengthen and streamline the financial and operating systems infrastructure and control environment throughout the organization, particularly in financial reporting, financial operations and human resources; and

  •
  restructuring AIG's operations consistent with its smaller size and plans to increase its competitiveness.

Deferred Policy Acquisition Costs

    In October 2010, the Financial Accounting Standards Board (FASB) issued an accounting standard update that amends the accounting for deferring costs incurred by insurance companies in connection with acquiring or renewing insurance contracts to limit deferral to only costs that are incremental and directly related to the successful acquisition of new business or renewal of existing business.

    As a result, AIG expects a pre-tax reduction of Deferred policy acquisition costs at January 1, 2012 of approximately $4.9 billion and an after-tax decrease in AIG shareholders' equity of approximately $3.3 billion, consisting of a decrease in Retained earnings of approximately $3.7 billion, partially offset by an increase in Accumulated other comprehensive income of $0.4 billion. The reduction in DAC is primarily due to costs associated with unsuccessful sales efforts, which are no longer deferrable, and advertising costs that do not meet the direct response advertising criteria under the accounting standard. The reduction in DAC at January 1, 2012 includes a reduction at Chartis of approximately $2.8 billion and SunAmerica of approximately $2.1 billion. The retrospective adoption will improve Income (loss) from continuing operations before income tax expense (benefit) by approximately $149 million, $90 million and $40 million, respectively, for the years ended December 31, 2011, 2010, and 2009. The improvement in Income (loss) from continuing operations is primarily due to the amortization of acquisition costs being greater than the deferral of acquisition costs in these years, and therefore due to the adoption of the standard, the reduction in amortization expense is greater than the reduction in deferrals. The impact to these years includes the results from Chartis, SunAmerica, UGC and divested businesses. During this three-year period, the composition of DAC reflects the change in the mix of distribution channels.

The following table shows the increase (decrease) to pre-tax income (loss) for the years ended December 31, 2011, 2010 and 2009 related to the retrospective adoption of the accounting standard for each business unit impacted:

Years Ended December 31, (in millions)	2011	2010	2009

Chartis	$107	$67	$51
SunAmerica	46	(11)	54
UGC	(4)	34	1
Divested businesses	-	-	(66)

Total	$149	$90	$40

    Chartis expects the accounting standard will increase its future combined ratio by approximately 50 to 100 basis points. However, the increase could vary depending on the level of premium production, changes in product mix and distribution channels utilized to acquire business. For SunAmerica, the effect on future years' earnings will be partially offset by lower amortization resulting from the reduction in the existing DAC asset upon adoption. As a result, this standard is not expected to have a material effect on SunAmerica operating results in 2012.

    See Note 2 to the Consolidated Financial Statements for further discussion.

Chartis

    Given the continued global economic environment and current property and casualty market conditions, 2012 is expected to remain challenging, but improving trends in certain key indicators may offset some of the challenges. The weakness of ratable exposures (asset values, payrolls, and sales) experienced in 2009 and 2010 and its negative impact on the overall market premium base, as well as continued weakness in commercial insurance rates, were initially expected to continue through 2011. However, in 2011, Chartis observed that the extent of ratable exposure weakness in the United States was beginning to abate. In addition, beginning in the second quarter of 2011 and

AIG 2011 Form 10-K            53

continuing through the fourth quarter of 2011, Chartis observed continuing positive pricing trends, particularly in its U.S. commercial business for the first time since 2009. In certain growth economies such as Brazil, Turkey, India, and Asia Pacific countries, Chartis continues to expect improved growth.

Strategy

    Chartis continues to make strides in its strategy to further grow its higher value and less capital intensive lines of business, and to implement corrective actions on underperforming businesses. Management continues to review the businesses to ensure that they meet overall performance measures.

    Chartis seeks to provide value for people and businesses worldwide through the identification and efficient management of risk. In pursuing this mission and in growing its intrinsic value, Chartis has established strategic initiatives in several key areas. Initiatives in these areas are helping Chartis to direct its capital and resources to optimize financial results, while acknowledging that performance in these areas may vary from quarter to quarter depending upon local market conditions, such as pricing and the effects of foreign exchange rates or changes in the investment environment.

Business Mix Changes

    Chartis is pursuing initiatives to grow in higher value, less volatile lines of business and geographies. In Commercial Insurance, Chartis is leveraging its significant geographic footprint and multinational capabilities to serve large and mid-sized businesses with cross-border operations. Commercial Insurance is also expanding its presence in the growth economy nations (which primarily includes nations in Asia Pacific, the Middle East and Latin America). Chartis' new global organizational design will enable Commercial Insurance to more effectively leverage underwriting and product best practices to enhance customer and channel management. In the Americas and the Europe, Middle East and Africa (EMEA) regions, Commercial Insurance expects to improve the quality of its portfolio and to capitalize on market opportunities. In the Asia Pacific region, management expects to leverage the additional distribution and customer base acquired in connection with the purchase of Fuji Fire & Marine Insurance Company Limited (Fuji).

    Since 2009, Consumer Insurance has increased net premiums written by 47 percent, primarily driven by the Fuji acquisition. In 2011, Consumer Insurance represented 38 percent of Chartis' net premiums written, compared to 30 percent in 2009. Consumer Insurance continues to grow its net premiums written in key markets and to expand internationally. Consumer Insurance has well-established global franchises and operations, existing growth strategies in multiple distribution channels which include direct to consumer, agent, broker and affinity groups, and a focus on the growth economy nations. In the Asia Pacific region, the acquisition of Fuji enables the continued expansion of its distribution and customer base across a breadth of products. In the Americas region, Consumer Insurance continues to focus its growth in key areas, such as the high net worth and affluent markets, and will implement a group benefits strategy with American General. In the EMEA region, management expects modest growth and will continue to focus on solid underwriting performance.

Loss Ratio Improvement

    Chartis expects that by implementing selective pricing, underwriting and distribution strategies, net premiums written will grow without increasing the relative volatility of losses. In addition, Chartis expects to continue to focus on reducing the costs associated with adjusting claims by improving efficiency in servicing its customers, thus improving its loss ratio. In the commercial casualty lines, underwriting changes have been made to address historical experience with respect to adverse development. Changes include increased actuarial involvement in product aggregate pricing and attachments, increased utilization of pricing and predictive models with actuarial support, policy form changes, increased policy exclusions and fewer multi-year policies being offered. During 2011, as part of its on-going initiatives to reduce exposure to capital intensive long-tail lines, Chartis determined to cease writing excess workers' compensation business as a stand-alone product.

    In 2011, management took remedial actions related to certain Consumer Insurance programs that did not meet internal performance or operating targets. Accident & Health (A&H) improved in key markets such as Far East,

54            AIG 2011 Form 10-K

Europe and Asia Pacific as a result of underwriting actions, and Personal Lines improved as a result of rate increases in key markets, such as the Far East region.

Expense Discipline

    To achieve expense reductions, Chartis plans to take advantage of its global footprint to improve efficiencies and expand the use of shared services to support regional businesses in strategic locations, reduce use of external services and negotiate preferred rates with vendors. In the near term, Chartis may increase certain operating expenses in order to develop future improvements and efficiencies.

    As a result of the business mix shift and the investment in the growth economy nations, policy acquisition expenses are expected to increase in 2012. Chartis expects, however, that these changes will ultimately help to generate business with overall more favorable underwriting results.

Risk Selection

    Commercial Insurance continued to pursue a comprehensive strategy in 2011 to strengthen its portfolio performance. This includes specific actions in the U.S. Specialty Workers Compensation business. The Commercial Property business continues to improve through increased rates, improved terms and conditions and reductions in exposures to U.S. catastrophes. Additionally, Commercial Insurance is implementing the development and use of pricing and risk selection tools in many lines of business.

    Consumer Insurance continued to exercise underwriting discipline in risk selection processes to balance risk exposures to the premiums charged in most lines of business in 2011. Improved premium pricing methods through a better understanding of risk attributes has led to better risk selection. Investments continue to be made in risk and marketing analytics, which will further strengthen Chartis' capabilities in these areas.

Capital Deployment

    Chartis' scale and geographical diversification also allow the business to strategically deploy capital to pursue the more attractive long-term opportunities around the world. Chartis regularly reviews and adjusts its business mix with the goals of aligning risk profile with risk tolerance and meeting capital management objectives.

    In the second half of 2011, Chartis began to restructure renewals of certain Commercial Casualty loss-sensitive programs from a retrospectively rated premium structure to a more capital efficient loss reimbursement deductible structure. The deductible structure reduces net premiums written and limits the variability around individual insured premium and claim adjustments when compared to retrospectively rated programs. This overall reduction in the premium and claims adjustment variability creates a corresponding reduction in the required capital needed to support this business. The effect of these initiatives decreased net premiums written in casualty lines for 2011. Chartis expects further declines in net premiums written in this class of business through 2012. However, given the capital-intensive nature of these classes of business, Chartis expects that over time, these actions will improve its overall results.

    In 2012, Chartis expects to continue to execute capital management initiatives by enhancing broad-based risk tolerance guidelines for its operating units and executing underwriting and reinsurance strategies to improve capital ratios and reduce volatility, increase return on equity by line of business and reduce exposure to businesses with inadequate pricing and increased loss trends.

Investments

    Consistent with AIG's worldwide insurance investment policy, Chartis places primary emphasis on investments in fixed maturity securities issued by corporations, municipalities and other governmental agencies, and to a lesser extent, common stocks, private equity, hedge funds and other alternative investments.

    Fixed maturity securities held by Chartis historically have included tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. In order to better optimize its overall investment portfolio, including risk-return and tax objectives, Chartis has begun to shift from tax-exempt municipal bonds to taxable

AIG 2011 Form 10-K            55

instruments, which meet Chartis' liquidity, duration and credit quality objectives as well as current risk-return and tax objectives. In addition, Chartis has redeployed cash in excess of operating needs and short term investments into longer term, higher yielding securities.

    Chartis makes determinations of other-than-temporary impairments based on the fundamental credit analyses of individual securities. Life settlement contracts are evaluated on a contract-by-contract basis to assess impairment. During the second quarter of 2011, Chartis implemented an enhanced process in which updated medical information on individual insured lives is requested on a routine basis. In cases where updated information indicates that an individual's health has improved, an impairment loss may arise as a result of revised estimates of net cash flows from the related contract. Chartis also revised its valuation table, which it uses in estimating future net cash flows.

    Recently, a number of courts have addressed various life settlement related issues in their decisions. Chartis does not expect that the rulings in those cases will have a significant effect on its investment in life settlement contracts.

    See Segment Results — Chartis Operations — Chartis Results — Chartis Investing and Other Results and Note 7 to the Consolidated Financial Statements for additional information.

SunAmerica

    SunAmerica continues to pursue its goals of expanding the breadth and depth of its distribution relationships, introducing competitive new products and product riders, maintaining a high quality investment portfolio and strong statutory surplus, pro-actively managing expenses and, subject to regulatory approval, increasing payments made to AIG Parent. SunAmerica made progress on all of these efforts during 2011, and expects this progress to continue for 2012.

    SunAmerica's businesses and the life and annuity industry continue to be affected by the current economic environment of low interest rates and equity market volatility. Continued low interest rates put pressure on long-term investment returns, negatively affect future sales of interest rate-sensitive products and reduce future profits. Also, products such as payout annuities and traditional life insurance that are not rate-adjustable may require increases in reserves if future investment yields are insufficient to support current valuation interest rates. Equity market volatility may result in higher reserves for variable annuity guarantee features, and both equity market volatility and low interest rates can affect the recoverability and amortization rate of DAC assets.

    SunAmerica's insurance companies, like other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. State regulation relates primarily to financial condition as well as corporate conduct and market conduct activities; in particular, states have also become increasingly aggressive in using escheatment laws to seek recovery of unclaimed life insurance benefits. There are a number of proposals to amend state insurance laws and regulations, and a review of insurance solvency regulation throughout the U.S. regulatory system, which could significantly affect SunAmerica's businesses. At the federal level, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) will subject SunAmerica's insurers, investment advisors, broker-dealers and their affiliates to additional federal regulation. In addition, regulators and lawmakers around the world are developing recommendations to address such issues as financial group supervision, capital and solvency standards, and related issues, which could potentially affect SunAmerica. See Item 1. Business — Regulation for additional information.

Variable Annuities

    SunAmerica experienced an increase in its variable annuity sales as various distribution partners resumed sales of SunAmerica's products during 2010 and 2011. SunAmerica's largest pre-financial-crisis variable annuity distribution partner resumed distribution of SunAmerica's products in mid-2011. As a result of broader distribution opportunities, SunAmerica expects variable annuity sales to remain strong in 2012.

    SunAmerica has a dynamic hedging program designed to manage economic risk exposure associated with changes in the fair value of embedded policy derivative liabilities contained in certain variable annuity contracts,

56            AIG 2011 Form 10-K

caused by changes in the equity markets, interest rates and market implied volatilities. SunAmerica substantially hedges its exposure to equity markets. However, due to regulatory capital considerations, a significant portion of the interest rate exposure is unhedged. In 2011, SunAmerica experienced losses of $265 million from these unhedged positions, primarily as a result of the effect of declining interest rates. SunAmerica has purchased additional hedges and is contemplating additional capital-efficient strategies to reduce this interest rate exposure. SunAmerica is also exposed to the risk of policyholder behavior differing from that assumed in its pricing model.

Fixed Annuities

    After a period of historic lows, interest rates generally increased at the longer part of the yield curve during the latter part of 2010 and through the first three months of 2011 before declining significantly in the latter part of 2011. Changes in the interest rate environment affect the relative attractiveness of fixed annuities compared to alternative products. As a result, SunAmerica's fixed annuity sales declined significantly in the last six months of 2011 compared to the first six months. If the low interest rate environment continues, SunAmerica expects fixed annuities sales (including deposits into fixed options within variable annuities sold in group retirement markets) to decline in 2012.

Life Insurance

    SunAmerica's strategic focus includes disciplined underwriting, active expense management, product innovation, a high quality investment portfolio and a strong capital position. SunAmerica's distribution strategy is to grow new sales by strengthening the core retail independent distributor channel with investments in enhanced service technology, and expanding its market presence to additional channels and niche markets.

    SunAmerica's retail life sales increased 17 percent during 2011. Based on industry information available through the first nine months of 2011, this growth rate exceeded that of the industry as SunAmerica continued to re-engage distributors lost during the 2008 economic crisis. SunAmerica anticipates this trend to continue in 2012. The economic environment has put pressure on consumer spending capacity, which, in part, has tempered sales of universal life products which typically have higher annual premiums than term products and also offer additional features.

    The direct-to-consumer channel has proven effective for the distribution of certain types of less complex products, and provides opportunities to bring innovative product solutions to the market that take advantage of new underwriting technologies. Sales growth through SunAmerica's affiliated Matrix Direct channel outpaced retail sales growth and SunAmerica continues to have a positive outlook on future direct sales. The career distribution channel is focused on improving agent retention and productivity. Career distribution sales in 2011 benefitted from a product suite that has proven appealing to consumers, which is offered though a highly focused, affiliated distribution group using improved point-of-sale technologies. Steady growth from this channel is expected to continue.

Investments

    SunAmerica built up a large cash and short-term investment position beginning in the fourth quarter of 2010 with the intention of purchasing all the assets in the ML II portfolio. Following the FRBNY's decision in early 2011 to begin selling the MLII assets through a competitive bidding process, SunAmerica began acquiring other fixed maturity investments, including certain securities from ML II. Beginning late in the first quarter of 2011, SunAmerica began investing its excess cash and liquid assets in longer-term higher-yielding securities to improve spreads, while actively managing credit and liquidity risks. SunAmerica substantially completed this reinvestment during the year, reducing its cash and short-term investment position from $19.4 billion at December 31, 2010 to $3.8 billion at December 31, 2011.

    During 2011, SunAmerica sold approximately $12.9 billion of investments, which enhanced statutory capital and generated capital gains. The proceeds of these sales were reinvested at generally lower yields. The impact of these lower yields, however, was more than offset by the effect of cash redeployment discussed above. Additionally, during prolonged periods of low or declining interest rates, SunAmerica has to invest net flows and re-invest interest and principal payments from its investment portfolios in lower yielding securities.

AIG 2011 Form 10-K            57

Interest Crediting Rates

    SunAmerica's annuity and universal life products have contractual provisions that allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. Due to the contractual provisions for renewal of crediting rates and the minimum crediting rate guarantees, continuation of the current low interest rate environment may reduce SunAmerica's interest spreads which may reduce future profitability. SunAmerica partially mitigates this interest rate risk through its asset-liability management process, product design elements, and crediting rate strategies. A prolonged low interest rate environment may, nevertheless, negatively affect spreads on interest-sensitive business. As indicated in the table below, approximately 45 percent of SunAmerica's annuity and universal life account values are at their minimum crediting rates as of December 31, 2011. These products have minimum guaranteed interest rates as of December 31, 2011 ranging from 1.0 percent to 5.5 percent with the higher rates representing older product guarantees.

The following table presents account values by range of current minimum guaranteed interest rates and current crediting rates for SunAmerica's universal life and deferred fixed annuity products:

December 31, 2011	Current Crediting Rates

Contractual Minimum Guaranteed Interest Rate (in millions)	At Contractual Minimum Guarantee	1-50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

Universal life insurance
1%	$-	$-	$6	$6
> 1% - 2%	-	-	216	216
> 2% - 3%	62	131	1,490	1,683
> 3% - 4%	891	933	1,724	3,548
> 4% - 5%	4,060	958	184	5,202
> 5% - 5.5%	320	4	5	329

Subtotal	$5,333	$2,026	$3,625	$10,984

Fixed annuities
1%	$378	$1,542	$5,828	$7,748
> 1% - 2%	1,978	5,220	16,361	23,559
> 2% - 3%	19,670	7,816	11,339	38,825
> 3% - 4%	11,407	2,782	1,288	15,477
> 4% - 5%	8,126	-	7	8,133
> 5% - 5.5%	243	-	5	248

Subtotal	$41,802	$17,360	$34,828	$93,990

Total	$47,135	$19,386	$38,453	$104,974

Percentage of total	45%	18%	37%	100%

    In addition to the products discussed above, certain traditional long-duration products for which SunAmerica does not have the ability to adjust interest rates, such as payout annuities, are exposed to reduced earnings and potential losses in a prolonged low interest rate environment. For additional information, see Critical Accounting Estimates — Future Policy Benefits for Life and Accident and Health Insurance Contracts (SunAmerica Companies).

Aircraft Leasing

    ILFC continues to execute on its strategy of managing its fleet of aircraft by ordering new aircraft with high customer demand and through potential sales or part-outs of its older aircraft that cannot be economically leased to customers. As new and more fuel efficient aircraft enter the marketplace and negatively affect the demand for older aircraft, lease rates on older aircraft may deteriorate and ILFC may incur additional losses on sales or record impairment charges and fair value adjustments.

58            AIG 2011 Form 10-K

    In the near term, challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some, including ones that are ILFC customers, will cease operations or file for bankruptcy. During the year ended December 31, 2011, ILFC had seven of its lessees cease operations or file for bankruptcy (or its equivalent) and return nine of its aircraft. Since December 31, 2011, ILFC has had four additional lessees cease operations or file for bankruptcy (or its equivalent) and return 42 of its aircraft. Of these aircraft, 17 remain to be re-leased as of February 21, 2012. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect ILFC's earnings and cash flows.

    On September 2, 2011, ILFC Holdings, Inc., an indirect wholly-owned subsidiary of AIG, which is intended to become a holding company for ILFC, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering. The number of shares to be offered, price range and timing for any offering have not been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding the terms of any offering or that an offering will be completed.

Other Operations

Mortgage Guaranty

    UGC has continued its strategy of differentiating itself from its competitors through its risk-based pricing approach and has emerged as a leading producer of new mortgage insurance business. UGC believes its differentiated pricing and underwriting practices have helped establish it as a leader in the industry. During 2011, UGC has significantly increased new insurance written over 2010 levels while improving the risk profile of its in force book of business. The mortgage insurance industry, however, has come under continued financial stress during 2011 due to the continued poor macroeconomic conditions with some mortgage insurers exceeding their respective regulatory capital leverage ratios. As a result, two of these insurers have ceased selling new insurance and the parent of one of these insurers was placed into bankruptcy. The withdrawal of these competitors from the market combined with the differentiation strategy that UGC implemented in late 2010 and early 2011 has positioned the company to take advantage of market opportunities. UGC plans to continue this strategy during 2012 with continuing improvements in market share and continued improvement in the risk profile of new business written.

    In older books of business, primarily the 2005 to 2008 books, newly reported delinquencies declined while increased claims severity and overturns on previously denied claims unfavorably affected results. UGC continued to deny claims and rescind coverage on loans (collectively referred to as rescissions) related to fraudulent or undocumented claims, underwriting guideline violations and other deviations from contractual terms, mostly with respect to the 2006 and 2007 vintage books of business. These policy violations resulted in loan rescissions totaling $746 million of claims on first-lien business during 2011 compared to $781 million during 2010. Although rescissions will continue to have a positive effect on UGC's financial results, higher levels of appeals and overturns resulting from additional resources deployed by lenders and mortgage servicers to address loan documentation issues have offset rescissions. During 2011 rescissions totaling $411 million of risk were overturned compared to $172 million in 2010. While these items may increase volatility in the future, UGC believes it has provided appropriate reserves for currently delinquent loans after consideration of rescissions and overturns, consistent with industry practice. Additionally, during 2011, UGC changed its follow up practice for loans that had been delinquent approximately 24 months or more and were not expected to be cured. Beginning in the third quarter of 2011, UGC contacted lenders regarding 18,000 loans or approximately 19 percent of the delinquent inventory and requested that, in accordance with the terms of the respective master policies, the lender file a claim. By the end of 2011, UGC had received responses to approximately half of the requests. UGC continues to monitor and review the status of these requests as well as contacting lenders on an ongoing basis about additional delinquencies that meet these criteria. Under these master policies, if a claim is not submitted within a year of UGC's request, coverage will be cancelled.

AIG 2011 Form 10-K            59

    Foreclosure moratoriums as a result of state attorneys general investigations into lenders' foreclosure practices and new financial regulations initiated in 2010 have slowed the reporting of claims from foreclosures, which has increased the uncertainty surrounding the determination of the liability. UGC's assumptions regarding future foreclosures on current delinquencies take into consideration this trend, although significant uncertainty remains surrounding the determination of the liability for unpaid claims and claims adjustment expenses. UGC expects that this trend may continue and may negatively affect UGC's future financial results. Final resolution of these issues is uncertain and UGC cannot reasonably estimate the ultimate financial impact that any resolution, individually or collectively, may have on its future results of operations or financial condition. In addition, UGC has segmented its reserving approach to consider slower development patterns and higher severity in certain states separately from other states. UGC expects to continue this practice as long as significant variances persist among states.

    In March 2011, federal regulators, as required by Dodd-Frank, issued a proposed risk retention rule that included a definition of a Qualified Residential Mortgage (QRM) in respect of which issuers of asset-backed securities would not be subject to certain risk retention requirements. The QRM definition included, among other standards, a maximum loan-to-value ratio (LTV) of 80 percent for a home purchase transaction. The LTV is calculated without imputing any benefit from private mortgage insurance coverage that may be purchased for that loan. The final regulations could adversely impact UGC's volume of domestic first-lien new insurance written, depending on the final definition of a QRM, the maximum LTV allowed and the benefit, if any, ascribed to private mortgage insurance.

Global Capital Markets

    The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011. Although the remaining AIGFP derivatives portfolio may experience periodic fair value volatility, the portfolio consists predominantly of transactions AIG believes are of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis.

Direct Investment Book

    MIP assets and liabilities and certain non-derivative assets and liabilities of AIGFP (collectively the Direct Investment book or DIB) are currently managed collectively on a single program basis to limit the need for additional liquidity from AIG Parent. Liquidity requirements for the DIB are managed by transferring cash between AIG Parent and AIGFP as needed.

    Program management is focused on winding down this portfolio over time, and reducing and managing its liquidity needs, including contingent liquidity arising from collateral posting, for both derivative and debt positions of the DIB. As part of this program management, AIG may from time to time access the capital markets, subject to market conditions. In addition, AIG may seek to buy back debt or sell assets on an opportunistic basis, subject to market conditions.

    Certain non-derivative assets and liabilities of the DIB are accounted for under the fair value option and thus operating results are subject to periodic market volatility.

Retained Interests

    Retained Interests may continue to experience volatility due to fair value gains or losses on the AIA ordinary shares and the retained interest in ML III. At December 31, 2011, AIG owned approximately 33 percent of the outstanding shares of AIA. A one Hong Kong dollar change in AIA's share price would result in an approximate $500 million change in AIG's pre-tax income.

Corporate & Other

    In 2011, AIG completed the Recapitalization, executed transactions in the debt and equity capital markets and substantially completed its asset disposition plan. It is expected that declines in interest expense and disposition activity costs will be at least partially offset in the short term by increases in other corporate expenses, primarily

60            AIG 2011 Form 10-K

attributable to corporate initiatives and efforts to continue improving internal controls and financial and operating technology platforms.

    On October 18, 2011, the Financial Stability Oversight Council (the FSOC) published a second notice of proposed rulemaking and related interpretive guidance under Dodd-Frank regarding the designation of non-bank systemically important financial institutions (SIFIs). The new proposal sets forth a three-stage determination process for designating non-bank SIFIs. In Stage 1, FSOC would apply a set of uniform quantitative thresholds to identify the nonbank financial companies that will be subject to further evaluation. Based on its financial condition as of December 31, 2011, AIG would meet the criteria in Stage 1 and would be subject to further evaluation by the FSOC in the SIFI determination process. Because Stages 2 and 3 as proposed would involve qualitative judgment by the FSOC, AIG cannot predict whether it would be designated as a non-bank SIFI under the proposed rule. See Item 1. Business — Regulation and Item 1A. Risk Factors for additional information.

    The remainder of MD&A is organized as follows:

    AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Annual Report on Form 10-K to assist readers seeking additional information related to a particular subject.

RESULTS OF OPERATIONS

    In order to align financial reporting with changes made during 2011 to the manner in which AIG's chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, AIG changed its segments in the third quarter of 2011. AIG now reports the results of its operations

AIG 2011 Form 10-K            61

through three reportable segments: Chartis, SunAmerica Financial Group (SunAmerica), and Aircraft Leasing. Through these reportable segments, AIG provides insurance, financial and investment products and services to both businesses and individuals in more than 130 countries. AIG's subsidiaries serve commercial, institutional and individual customers through an extensive property-casualty and life insurance and retirement services network. Aircraft Leasing includes commercial aircraft and equipment leasing. AIG's Other operations category consists of businesses and items not allocated to AIG's reportable segments.

CONSOLIDATED RESULTS

    During 2011, AIG experienced significant favorable developments, including the completion of the Recapitalization in January 2011, the wind-down of AIGFP's portfolios, the sale of certain life insurance businesses, emergence from cumulative losses in recent years and a return to sustainable operating profits within its primary operations. Notably:

  •
  AIG released approximately $16.6 billion of the deferred tax asset valuation allowance for the U.S. consolidated income tax group. The fourth quarter effect was $17.7 billion, which included valuation allowance increases during the first nine months of 2011. See Critical Accounting Estimates — Recoverability of Deferred Tax Asset herein and Note 22 of the Consolidated Financial Statements for additional information;

  •
  Chartis prior year adverse loss reserve development declined by $4.6 billion to $211 million;

  •
  Interest expense declined $4.1 billion, primarily due to the termination of the FRBNY Credit Facility; and

  •
  Improving equity markets contributed to a $1.3 billion increase in the market valuation of AIG's holding of AIA ordinary shares.

    Offsetting these favorable developments were record catastrophe losses for Chartis and the effects of several macroeconomic drivers, including declining equity markets, widening credit spreads, and declining interest rates, including:

  •
  Total catastrophe losses of $3.3 billion for Chartis in 2011 compared to $1.1 billion in 2010;

  •
  Aircraft Leasing losses of $1.7 billion due to impairment charges, fair value adjustments and lease-related charges on aircraft;

  •
  The widening of credit spreads, reduced interest rates, and changes in the timing of estimated future cash flows drove declines of $604 million in the recorded fair value of the Maiden Lane Interests;

  •
  AIG recognized a $3.3 billion loss on extinguishment of debt related to the termination of the FRBNY Credit Facility, which was partially offset by a $484 million gain on extinguishment of debt associated with the exchange of junior subordinated debt; and

  •
  Components of operating results decreased due to the deconsolidation of AIA in the fourth quarter of 2010.

62            AIG 2011 Form 10-K

The following table presents AIG's consolidated results of operations (comparability with 2010 and 2009 is affected by the deconsolidation of AIA in the fourth quarter of 2010):

				Percentage Change
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Revenues:
Premiums	$38,990	$45,319	$48,583	(14)%	(7)%
Policy fees	2,705	2,710	2,656	-	2
Net investment income	14,755	20,934	18,992	(30)	10
Net realized capital gains (losses)	521	(175)	(5,210)	NM	97
Aircraft leasing revenue	4,508	4,749	4,967	(5)	(4)
Other income	2,758	3,989	5,459	(31)	(27)

Total revenues	64,237	77,526	75,447	(17)	3

Benefits, claims and expenses:
Policyholder benefits and claims incurred	33,449	41,394	45,311	(19)	(9)
Interest credited to policyholder account balances	4,446	4,480	4,704	(1)	(5)
Amortization of deferred acquisition costs	8,019	9,134	9,442	(12)	(3)
Other acquisition and insurance expenses	6,091	6,775	6,818	(10)	(1)
Interest expense	3,871	7,981	14,358	(51)	(44)
Aircraft leasing expenses	3,974	4,050	2,385	(2)	70
Net loss on extinguishment of debt	2,908	104	-	NM	NM
Net (gain) loss on sale of properties and divested businesses	74	(17,767)	1,271	NM	NM
Other expenses	2,470	3,439	5,465	(28)	(37)

Total benefits, claims and expenses	65,302	59,590	89,754	10	(34)

Income (loss) from continuing operations before income tax expense (benefit)	(1,065)	17,936	(14,307)	NM	NM
Income tax expense (benefit)	(18,036)	5,859	(1,489)	NM	NM

Income (loss) from continuing operations	16,971	12,077	(12,818)	41	NM
Income (loss) from discontinued operations, net of income tax expense (benefit)	1,535	(2,064)	505	NM	NM

Net income (loss)	18,506	10,013	(12,313)	85	NM

Less: Net income (loss) attributable to noncontrolling interests	708	2,227	(1,364)	(68)	NM

Net income (loss) attributable to AIG	$17,798	$7,786	$(10,949)	129%	NM %

    The comparisons of 2011 and 2010 results to the respective prior year follow:

Premiums

2011 and 2010 Comparison

    Premiums decreased in 2011 compared to 2010 primarily due to the deconsolidation in the fourth quarter of 2010 of AIA, which accounted for $9.3 billion of premiums in 2010. The decline in premiums for 2011 compared to 2010 was partially offset by an increase in Chartis premiums, primarily resulting from the consolidation of Fuji commencing in the third quarter of 2010, and the favorable effect of foreign exchange rates.

2010 and 2009 Comparison

    Premiums decreased in 2010 compared to 2009 primarily due to a reduction of $3.3 billion related to 2009 dispositions that did not meet the criteria for discontinued operations accounting. These dispositions included HSB Group, Inc. (HSB), 21st Century Insurance Group (including Agency Auto Division and excluding Chartis

AIG 2011 Form 10-K            63

Private Client Group) (21st Century) and AIG Life of Canada (AIG Life Canada), as well as the deconsolidation of Transatlantic Holdings, Inc (Transatlantic) in 2009.

Policy Fees

2011 and 2010 Comparison

    Policy fees decreased slightly in 2011 compared to 2010 as higher variable annuity fee income was more than offset by lower surrender charges due to decreased surrender rates and universal life unlockings.

2010 and 2009 Comparison

    Policy fees increased slightly for 2010 compared to 2009 primarily due to higher variable annuity fees on separate account assets consistent with the growth in variable accounts assets as a result of favorable equity market conditions in late 2010.

Net Investment Income

The following table summarizes the components of consolidated Net investment income:

				Percentage Change
	Years Ended December 31,
				2011 vs. 2010	2010 vs. 2009
(in millions)	2011	2010	2009

Fixed maturity securities, including short-term investments	$11,814	$14,445	$14,535	(18)%	(1)%
Change in fair value of ML II	42	513	(25)	(92)	NM
Change in fair value of ML III	(646)	1,792	419	NM	328
Change in fair value of AIA securities	1,289	(638)	-	NM	NM
Change in the fair value of MetLife securities prior to their sale	(157)	665	-	NM	NM
Equity securities	92	234	186	(61)	26
Interest on mortgage and other loans	1,065	1,268	1,347	(16)	(6)
Alternative investments*	1,213	1,602	4	(24)	NM
Mutual funds	47	(25)	315	NM	NM
Real estate	107	126	139	(15)	(9)
Other investments	398	557	306	(29)	82

Total investment income before policyholder income and trading gains	15,264	20,539	17,226	(26)	19
Policyholder investment income and trading gains	-	886	2,305	NM	(62)

Total investment income	15,264	21,425	19,531	(29)	10
Investment expenses	509	491	539	4	(9)

Net investment income	$14,755	$20,934	$18,992	(30)%	10%

*
Includes hedge funds, private equity funds and affordable housing partnerships.

2011 and 2010 Comparison

    Net investment income decreased primarily due to the following:

  •
  the effect of the deconsolidation of AIA in the fourth quarter of 2010. AIA net investment income prior to deconsolidation in 2010 totaled $4.0 billion, which included $886 million in policyholder trading gains;

  •
  a decline in the fair value of the Maiden Lane Interests of $604 million due to significant widening of credit spreads and reduced interest rates compared to gains of $2.3 billion in 2010; and

  •
  fair value losses on the MetLife securities prior to their sale in March 2011.

64            AIG 2011 Form 10-K

    These decreases were partially offset by:

  •
  fair value gains on the AIA ordinary shares in 2011 compared to losses in 2010; and

  •
  an increase in income from fixed maturity securities, excluding the effect of the AIA deconsolidation, due to higher average invested asset balances as a result of the cash redeployment in 2011.

2010 and 2009 Comparison

    Net investment income increased in 2010 compared to 2009 primarily due to significantly higher income from private equity funds and hedge fund investments due to an improved market environment compared to 2009, and increased valuation gains associated with the Maiden Lane Interests.

    These increases were partially offset by a decline in policyholder trading gains compared to 2009. Policyholder trading gains are offset by a change in Policyholder benefits and claims incurred and generally reflect the trends in equity markets, principally in Asia.

Net Realized Capital Gains (Losses)

The following table summarizes the components of consolidated Net realized capital gains (losses):

				Percentage Change
	Years Ended December 31,
				2011 vs. 2010	2010 vs. 2009
(in millions)	2011	2010	2009

Sales of fixed maturity securities	$1,913	$1,846	$849	4%	117%
Sales of equity securities	164	725	303	(77)	139
Other-than-temporary impairments:
Severity	(51)	(73)	(1,510)	30	95
Change in intent	(12)	(441)	(958)	97	54
Foreign currency declines	(32)	(63)	(112)	49	44
Issuer-specific credit events	(1,165)	(2,457)	(3,979)	53	38
Adverse projected cash flows	(20)	(5)	(137)	(300)	96
Provision for loan losses	48	(304)	(614)	NM	50
Change in the fair value of MetLife securities prior to the sale	(191)	315	-	NM	NM
Foreign exchange transactions	(116)	178	(616)	NM	NM
Derivative instruments	297	138	1,724	115	(92)
Other	(314)	(34)	(160)	NM	79

Net realized capital gains (losses)	$521	$(175)	$(5,210)	NM	97

2011 and 2010 Comparison

    AIG recognized net realized capital gains in 2011 compared to net realized capital losses in 2010 due to the following:

  •
  lower other-than-temporary impairment charges from issuer-specific credit events and changes in intent; and

  •
  improvement in the provision for loan losses due to an increase in collateral values as a result of improved operating performance and improved market conditions.

    These gains were partially offset by the following:

  •
  lower gains on sales of equity securities in 2011 compared to 2010 due to higher sales in 2010 resulting from the continuing insurance companies' portfolio repositioning;

  •
  fair value losses in 2011 compared to gains in 2010 on the MetLife securities prior to their sale in March 2011;

  •
  foreign exchange transaction losses incurred in 2011 compared to gains in 2010, primarily from the weakening of the U.S. dollar against the Swiss Franc and Japanese Yen, partially offset by the strengthening of the U.S. dollar against the Euro and the British Pound; and

  •
  the deconsolidation of AIA.

AIG 2011 Form 10-K            65

2010 and 2009 Comparison

    Net realized capital losses decreased in 2010 compared to 2009 primarily due to the following:

  •
  increased gains on sales of fixed maturity and equity securities in 2010;

  •
  lower other-than-temporary impairment charges for fixed maturity securities in 2010 as a result of the adoption of the other-than-temporary impairments accounting standard commencing in the second quarter of 2009. See Investments — Impairments — Other-Than-Temporary Impairments herein and Note 7 to the Consolidated Financial Statements; and

  •
  foreign exchange transaction gains incurred in 2010 compared to losses in 2009 primarily resulting from the strengthening of the U.S. dollar against the Euro and the British Pound compared to 2009.

    These improvements were partially offset by lower gains from derivative instruments not designated for hedge accounting, particularly those used to hedge foreign exchange movements.

Aircraft Leasing Revenue

2011 and 2010 Comparison

    Aircraft leasing revenue decreased slightly, primarily due to a reduction in ILFC's average fleet size resulting from sales of aircraft and the impact of lower lease revenue earned on re-leased aircraft in its fleet. In 2011, ILFC had an average of 932 aircraft in its fleet, compared to 963 in 2010.

2010 and 2009 Comparison

    Aircraft leasing revenue decreased slightly due to a reduction in ILFC's average fleet size resulting from sales of aircraft and the impact of lower lease rates on used aircraft. In 2010, ILFC had an average of 963 aircraft in its fleet, compared to 974 in 2009.

Other Income

2011 and 2010 Comparison

    The decline in Other income for 2011 compared to 2010 was driven by:

  •
  a decline of $559 million in credit valuation adjustment gains on Direct Investment book non-derivative assets and liabilities;

  •
  a decline of $259 million in unrealized market valuation adjustment gains on the AIGFP super senior credit default swap portfolio;

  •
  a decline of $172 million in unrealized market valuation adjustments on the AIGFP credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits, due to losses in 2011 compared to gains in 2010; and

  •
  a bargain purchase gain of $332 million recognized in the first quarter of 2010 related to the acquisition of Fuji, which is further discussed in Note 5 to the Consolidated Financial Statements.

    These declines were partially offset by significantly lower levels of real estate investment impairment charges in 2011.

2010 and 2009 Comparison

    The decline in Other income for 2010 compared to 2009 was driven by a decline of $1.0 billion and $975 million in credit valuation adjustments on Direct Investment book non-derivative assets and liabilities and AIGFP derivative assets and liabilities, respectively, as well as a decline of $820 million in unrealized market valuation adjustments on the AIGFP super senior credit default swap portfolio. This decline was partially offset by a bargain

66            AIG 2011 Form 10-K

purchase gain of $332 million related to the Fuji acquisition and reduced losses from AIGFP from lower unwind costs.

Policyholder Benefits and Claims Incurred

2011 and 2010 Comparison

    Policyholder benefits and claims incurred decreased in 2011 compared to 2010 as a result of the following:

  •
  a decline of $8.7 billion related to the deconsolidation of AIA; and

  •
  Chartis' $72 million of net reserve strengthening in 2011 compared to net strengthening of $4.3 billion in 2010.

    This decline was partially offset by:

  •
  increased catastrophe losses throughout the year, including the Thailand floods in the fourth quarter of 2011, Hurricane Irene in the third quarter of 2011, the U.S. tornadoes in the second quarter of 2011, and the Tohoku Catastrophe in the first quarter of 2011;

  •
  the effect of Chartis' consolidation of Fuji;

  •
  increased claims and claims adjustment expenses for Mortgage Guaranty operations due to increased overturns of denied and rescinded claims; and

  •
  increased claims at SunAmerica due to enhanced death benefit reserving practices.

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

    Partially offsetting these declines were:

  •
  the net $4.3 billion of reserve strengthening in 2010 compared to reserve strengthening of $2.8 billion in 2009;

  •
  increased catastrophe losses for Chartis; and

  •
  the effect of the consolidation of Fuji in 2010.

    See Segments Results — Chartis Operations — Chartis Results herein for further discussion.

Amortization of Deferred Acquisition Costs

2011 and 2010 Comparison

    The decrease in Amortization of deferred acquisition costs in 2011 compared to 2010 resulted primarily from the deconsolidation of AIA in the fourth quarter of 2010. The AIA amortization of deferred acquisition costs in 2010 totaled $977 million.

AIG 2011 Form 10-K            67

2010 and 2009 Comparison

    The decrease in Amortization of deferred acquisition costs in 2010 compared to 2009 primarily resulted from the dispositions of HSB, 21st Century, AIG Life Canada and Transatlantic in 2009 and from the decrease in amortization for SunAmerica related to improved equity market conditions.

Other Acquisition and Insurance Expenses

2011 and 2010 Comparison

    Other acquisition and insurance expenses decreased in 2011 compared to 2010 as a result of the deconsolidation of AIA in the fourth quarter of 2010, partially offset by the consolidation of Fuji commencing in the third quarter of 2010. AIA other acquisition and insurance expenses in 2010 totaled $1.6 billion.

2010 and 2009 Comparison

    Other acquisition and insurance expenses decreased slightly in 2010 compared to 2009 as a result of a $1.0 billion decrease related to the dispositions in 2009 noted above, partially offset by increased expenses at Chartis, primarily resulting from the consolidation of Fuji noted above.

Interest Expense

2011 and 2010 Comparison

    Interest expense decreased in 2011 compared to 2010 primarily as a result of the repayment and termination of the FRBNY Credit Facility on January 14, 2011. Interest expense on the FRBNY Credit Facility was $72 million in 2011 through the date of termination compared to $4.1 billion in 2010, including amortization of the prepaid commitment fee asset of $48 million and $3.5 billion in 2011 and 2010, respectively. See Note 1 to the Consolidated Financial Statements for further discussion regarding the repayment of the FRBNY Credit Facility in connection with the Recapitalization in January 2011.

2010 and 2009 Comparison

    Interest expense decreased in 2010 primarily due to lower interest expense on the FRBNY Credit Facility reflecting a reduced weighted average interest rate on borrowings, a lower average outstanding balance and a decline in amortization of the prepaid commitment fee asset as set forth below.

Years Ended December 31, (dollars in millions)	2010	2009

Weighted average interest rate	3.3%	4.5%
Average outstanding balance (excluding paid in kind interest)	$18,775	$37,358
Periodic amortization of prepaid commitment fee asset	$1,766	$3,174
Accelerated amortization of prepaid commitment fee asset	$1,705	$5,185

Aircraft Leasing Expenses

    ILFC recorded impairment charges, fair value adjustments and lease-related charges of $1.7 billion in both 2011 and 2010 and charges of $51 million in 2009. See Segment Results — Aircraft Leasing Operations — Aircraft Leasing Results for additional information.

68            AIG 2011 Form 10-K

Net Loss on Extinguishment of Debt

    The loss on extinguishment of debt for 2011 includes:

  •
  a $3.3 billion charge primarily consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility, which is further discussed in Note 1 to the Consolidated Financial Statements; and

  •
  a $484 million gain on extinguishment related to the junior subordinated debt exchange in the fourth quarter of 2011.

Net (Gain) Loss on Sale of Divested Businesses and Properties

    Net (gain) loss on sale of divested businesses and properties includes the net (gain) loss on the sale of divested businesses that did not qualify as discontinued operations as well as gains and losses from property disposals in connection with AIG's restructuring program.

    The gain in 2010 primarily represents a gain of $16.3 billion on the sale of 67 percent of AIA, a gain of $228 million associated with the termination fee paid by Prudential plc to AIG related to the termination of the agreement to purchase AIA and a $1.3 billion gain on the sale of the Otemachi building in Japan. See Segment Results — Chartis Operations — Chartis Results — Chartis Other — Chartis Other Results herein for further information.

Other Expenses

2011 and 2010 Comparison

    Other expenses decreased in 2011 compared to 2010 due to;

  •
  lower securities-related litigation charges; and

  •
  lower restructuring charges.

2010 and 2009 Comparison

    Other expenses decreased in 2010 compared to 2009 due to:

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

Income Taxes

2011 Effective Tax Rate

    For the year ended December 31, 2011, the effective tax rate on pretax loss from continuing operations was not meaningful, due to the significant effect of releasing approximately $16.6 billion of the deferred tax asset valuation allowance. Other less significant factors that contributed to the difference from the statutory rate included tax benefits of $454 million associated with tax exempt interest income, $346 million associated with the effect of foreign operations, and $224 million associated with AIG's investment in subsidiaries and partnerships

2010 Effective Tax Rate

    For the year ended December 31, 2010, the effective tax rate on pre-tax income from continuing operations was 32.7 percent. The effective tax rate for the year ended December 31, 2010, attributable to continuing operations

AIG 2011 Form 10-K            69

differed from the statutory rate primarily due to tax benefits of $1.3 billion associated with AIG's investment in subsidiaries and partnerships, principally the AIA SPV which is treated as a partnership for U.S. tax purposes, and $587 million associated with tax exempt interest, partially offset by an increase in the valuation allowance attributable to continuing operations of $1.5 billion.

2009 Effective Tax Rate

    For the year ended December 31, 2009, the effective tax rate on the pre-tax loss from continuing operations was 10.4 percent. The effective tax rate on the pre-tax loss from continuing operations for the year ended December 31, 2009, differed from the statutory rate primarily due to increases in the valuation allowance of $3.1 billion and reserve for uncertain tax positions of $874 million, partially offset by tax exempt interest of $677 million and the change in investment in subsidiaries and partnerships of $473 million which was principally related to changes in the estimated U.S. tax liability with respect to sales of subsidiaries.

    See Critical Accounting Estimates — Recoverability of Deferred Tax Asset herein and Note 22 to the Consolidated Financial Statements for additional information.

Discontinued Operations

Income (loss) from Discontinued Operations is comprised of the following:

Years Ended December 31, (in millions)	2011	2010	2009

Foreign life insurance businesses	$1,133	$(1,237)	$2,581
AGF	-	(145)	(904)
Net gain (loss) on sale	942	1,588	(2,758)
Consolidation adjustments	(1)	(356)	54
Interest allocation	(2)	(75)	(89)

Income (loss) from discontinued operations	2,072	(225)	(1,116)
Income tax expense (benefit)	537	1,839	(1,621)

Income (loss) from discontinued operations, net of tax	$1,535	$(2,064)	$505

    Significant items affecting the comparison of results from discontinued operations included the following:

  •
  a pre-tax gain of $2.0 billion on the sale of AIG Star and AIG Edison in 2011;

  •
  impairments of goodwill in 2010 of $4.6 billion related to ALICO, AIG Star and AIG Edison. See Note 2(j) to the Consolidated Financial Statements for further discussion;

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

70            AIG 2011 Form 10-K

SEGMENT RESULTS

    AIG presents and discusses its financial information in the following manner, which it believes is most meaningful to its financial statement users. AIG analyzes the operating performance of its segments as follows:

  •
  Chartis — underwriting profit (loss), which is derived by reducing net premiums earned by claims and claims adjustment expenses incurred and underwriting expenses, and is before net investment income, net realized capital gains (losses), bargain purchase gain and other income (expense) – net;

  •
  SunAmerica and Aircraft Leasing — Operating income (loss), which is before net realized capital gains (losses) and related DAC and SIA amortization; and

  •
  Results from discontinued operations and net gains (losses) on sales of divested businesses are excluded from these measures.

    AIG believes that these measures allow for a better assessment and enhanced understanding of the operating performance of each business by highlighting the results from ongoing operations and the underlying profitability of its businesses. When such measures are disclosed, reconciliations to GAAP pre-tax income are provided.

    In order to align financial reporting with changes made during 2011 to the manner in which AIG's chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, AIG changed its segments in the third quarter of 2011. See Note 3 to the Consolidated Financial Statements for additional information on AIG's segment changes.

    Prior period amounts were reclassified to conform to the current period presentation for the above items. Additionally, certain other reclassifications have been made to prior period amounts in the Consolidated Statement of Operations and Consolidated Balance Sheet to conform to the current period presentation.

The following table summarizes the operations of each reportable segment. See also Note 3 to the Consolidated Financial Statements.

				Percentage Change
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Total revenues:
Chartis	$40,702	$37,196	$35,023	9%	6%
SunAmerica	15,315	14,747	11,366	4	30
Aircraft Leasing	4,457	4,718	4,992	(6)	(5)

Total reportable segments	60,474	56,661	51,381	7	10
Other Operations	4,079	21,405	25,264	(81)	(15)
Consolidation and eliminations	(316)	(540)	(1,198)	41	55

Total	64,237	77,526	75,447	(17)	3

Pre-tax income (loss):
Chartis	1,698	(116)	164	NM	NM
SunAmerica	2,910	2,712	(1,179)	7	NM
Aircraft Leasing	(1,005)	(729)	1,385	(38)	NM

Total reportable segments	3,603	1,867	370	93	405
Other Operations	(4,699)	15,893	(14,193)	NM	NM
Consolidation and eliminations	31	176	(484)	(82)	NM

Total	$(1,065)	$17,936	$(14,307)	NM %	NM %

Chartis Operations

    Chartis is a leading property-casualty and general insurance organization with over 44,000 employees serving more than 70 million clients around the world. During 2011, Chartis completed a reorganization of its operations and now presents its financial information in two operating segments — Commercial Insurance and Consumer Insurance — as well as a Chartis Other operations category. Previously, Chartis presented its financial information

AIG 2011 Form 10-K            71

under Chartis U.S. and Chartis International. Prior period amounts have been reclassified to conform to the current year presentation.

    As previously noted, AIG presents and discusses its financial information in a manner it believes is most meaningful to its financial statement users. AIG analyzes the operating performance of Chartis using underwriting profit (loss) and pre-tax income (loss). Underwriting profit (loss) is derived by reducing net premiums earned by claims and claims adjustment expenses incurred and underwriting expenses. Net premiums written are initially deferred and earned based upon the terms of the underlying policies for short duration contracts. The unearned premium reserve constitutes deferred revenues which are generally recognized in earnings ratably over the policy period. Net premiums written for long duration contracts are earned when due from the policyholder. Net premiums written reflect the premiums retained after purchasing reinsurance protection.

    Chartis, along with most property and casualty insurance companies, uses the loss ratio, the expense ratio and the combined ratio as measures of underwriting performance. The loss ratio is the sum of claims and claims adjustment expenses incurred divided by net premiums earned. The expense ratio is underwriting expenses, which consist of acquisition costs plus other insurance expenses, divided by net premiums earned. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe, for every $100 of net premiums earned, the amount of claims and claims adjustment expenses, and other underwriting expenses that would be incurred. A combined ratio of less than 100 indicates an underwriting profit and over 100 indicates an underwriting loss.

    The underwriting environment varies across countries and products, as does the degree of litigation activity, all of which affect such ratios. In addition, investment returns, local taxes, cost of capital, regulation, product type and competition can have an effect on pricing and consequently on profitability as reflected in underwriting profit and associated ratios.

    Chartis will continue to assess the performance of its operating segments based in part on underwriting profit, loss ratio, expense ratio and combined ratio. Chartis believes these metrics provide long-term measures of the performance of the business compared to historical results and peer companies. In addition, Chartis is developing new value based metrics that provide management shorter-term measures to evaluate its performance across multiple lines and various countries. As an example, Chartis has implemented a risk-adjusted profitability model as a business performance measure, which it will continue to refine. Along with underwriting results, this risk-adjusted profitability model incorporates elements of capital allocations, costs of capital and net investment income. Chartis believes that such performance measures will allow it to manage changes in its business mix.

    Investment income is allocated to the Commercial Insurance and Consumer Insurance segments based on an internal investment income allocation model. The model estimates investable funds based upon the loss reserves, unearned premium and a capital allocation for each segment. The investment income allocation is calculated based on the estimated investable funds and risk-free yields (plus an illiquidity premium) consistent with the approximate duration of the liabilities. The actual yields in excess of the allocated amounts and the investment income from the assets not attributable to the Commercial Insurance and Consumer Insurance segments are assigned to Chartis Other.

    For the year ended December 31, 2011, results reflect the effects of the full year of Fuji operations, while the corresponding 2010 period reflects the effects of Fuji for only two quarters, because Chartis began consolidating Fuji's operating results on July 1, 2010. Fuji operations primarily relate to Consumer Insurance.

72            AIG 2011 Form 10-K

Chartis Results

The following table presents Chartis results:

				Percentage Change
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Underwriting results:
Net premiums written	$34,840	$31,612	$30,653	10%	3%
Decrease in unearned premiums	849	909	1,608	(7)	(43)

Net premiums earned	35,689	32,521	32,261	10	1
Claims and claims adjustment expenses incurred	27,949	27,867	25,362	-	10
Underwriting expenses	10,972	10,114	9,497	8	6

Underwriting loss	(3,232)	(5,460)	(2,598)	41	(110)

Investing and other results:
Net investment income	4,348	4,392	3,292	(1)	33
Net realized capital gains (losses)	587	(49)	(530)	NM	91
Bargain purchase gain	-	332	-	NM	NM
Other income (expense) – net*	(5)	669	-	NM	NM

Pre-tax income (loss)	$1,698	$(116)	$164	NM %	NM %

*
Includes gain on divested properties of $669 million in 2010.

2011 and 2010 Comparison

    Chartis recognized pre-tax income in 2011 compared to a pre-tax loss in 2010 primarily due to the decrease in the loss ratio, partially offset by the effect of increased catastrophe losses in 2011, detailed as follows:

  •
  Net prior year adverse loss development, net of premiums and loss-sensitive premium adjustments, decreased from $4.3 billion in 2010 to $72 million in 2011.

  •
  The combined ratio declined to 109.0 in 2011 from 116.8 in 2010. Catastrophe losses were $3.3 billion in 2011 compared to $1.1 billion in 2010. The combined ratio, excluding catastrophe losses, was 99.8 in 2011, compared to 113.5 in 2010, a 13.7 point improvement.

  •
  Net realized capital gains on sales of fixed maturity securities increased in connection with Chartis' strategy to better align investment allocations with current overall performance and income tax planning objectives.

    Also, Chartis realized an increase in net premiums written primarily related to the acquisition of Fuji, which Chartis began consolidating on July 1, 2010, and in the Commercial Insurance property lines, which experienced improved pricing and modifications to its reinsurance program.

2010 and 2009 Comparison

    Chartis reported a pre-tax loss in 2010 compared to pre-tax income in 2009 primarily due to the increase in the net prior year adverse loss development, net of premiums and loss-sensitive premium adjustments, from $2.8 billion in 2009 to $4.3 billion in 2010. In addition, catastrophe losses increased by $1.0 billion. These were partially offset by an increase in net premiums written, primarily related to the Fuji acquisition, as well as improved market conditions and the impact of gains in 2010 related to the acquisition of Fuji and the sale of the Otemachi Building.

Chartis Net Premiums Written

    Net premiums written are the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are recognized, the amount is part of the unearned premium reserve.

AIG 2011 Form 10-K            73

The following table presents Chartis net premiums written by major line of business:

				Percentage Change
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Commercial Insurance:
Casualty	$9,819	$9,945	$10,492	(1)%	(5)%
Property	3,928	3,172	3,526	24	(10)
Specialty	3,545	3,342	3,467	6	(4)
Financial lines	4,177	4,007	3,976	4	1

Total Commercial Insurance	21,469	20,466	21,461	5	(5)

Consumer Insurance:
Accident & health	6,006	5,442	5,015	10	9
Personal lines	6,579	5,281	4,081	25	29
Life insurance	756	333	-	127	NM

Total Consumer Insurance	13,341	11,056	9,096	21	22

Other	30	90	96	(67)	(6)

Total net premiums written	$34,840	$31,612	$30,653	10%	3%

The following table presents the effect of the acquisition of Fuji on Chartis net premiums written:

Years Ended December 31, (in millions)	2011	2010

Chartis Net Premiums Written:
Commercial Insurance, excluding Fuji	$21,125	$20,381
Consumer Insurance, excluding Fuji	9,713	9,394
Other	30	90

Total net premiums written, excluding Fuji	30,868	29,865

Fuji Commercial Insurance	344	85
Fuji Consumer Insurance	3,628	1,662

Total Fuji net premiums written*	3,972	1,747

Total Commercial Insurance	21,469	20,466
Total Consumer Insurance	13,341	11,056
Total Other	30	90

Total net premiums written	$34,840	$31,612

*
For the year ended December 31, 2011, results reflect the effects of the full year of Fuji operations, while the corresponding 2010 period reflects the effects of Fuji for only two quarters, because Chartis began consolidating Fuji's operating results on July 1, 2010.

2011 and 2010 Comparison

    Chartis' net premiums written increased in 2011 compared to 2010 due to the Fuji acquisition, the improvement in foreign currency exchange rates, primarily in the Japanese Yen, and further growth in the strategic higher value lines of business. These increases were partially offset by the decline in Commercial Casualty business in 2011 and more specifically the effects of risk management initiatives in workers' compensation and certain other lines of business in Chartis. They also reflect Chartis' continued commitment to maintain price discipline in lines where market rates are unsatisfactory. Excluding the effects of the Fuji acquisition, Chartis' net premiums written increased in 2011 by 3.4 percent compared to 2010.

    The year ended December 31, 2011 reflects net premiums written related to Fuji of $4.0 billion compared to $1.7 billion in 2010. The year ended December 31, 2011 also reflects the effects of overall improvements in ratable exposures (i.e., asset values, payrolls and sales), general pricing improvement and retrospective premium adjustments on loss-sensitive contracts.

74            AIG 2011 Form 10-K

    Chartis has continued a strategy that started in 2010 to improve the allocation of its reinsurance between traditional reinsurance markets and capital markets. As part of this strategy, Chartis has secured $1.45 billion in protection for U.S. hurricanes and earthquakes through three separate catastrophe bond transactions. In 2011, Chartis secured $575 million in a bond transaction and in 2010, $875 million through two separate bond transactions. These bond transactions in 2011 and 2010 reduced net premiums written by approximately $201 million and $208 million, respectively.

    Growing higher value Consumer business continues to be a key strategy. Total Consumer Insurance net premiums written increased 21 percent for the year ended December 31, 2011 compared to 2010. Excluding the effects of foreign exchange and the Fuji acquisition, Consumer Insurance net premiums written declined by one percent, primarily due to the non-renewal of certain programs in the U.S. and Canada region that did not meet internal performance targets.

    In 2011, management implemented certain initiatives designed to provide for a more effective use of capital, including:

  •
  restructuring the renewals of certain Commercial Casualty loss-sensitive programs from a retrospectively rated premium structure to a loss reimbursement deductible structure; and

  •
  the decision to cease writing excess workers' compensation business as a stand-alone product.

    The effect of these actions decreased premiums in 2011 by approximately $0.6 billion. However, given the capital intensive nature of these classes of casualty business, Chartis expects that over time, these actions will improve its results.

2010 and 2009 Comparison

    Chartis' net premiums written increased in 2010 compared to 2009, primarily due to the Fuji acquisition and, to a lesser extent, strategic growth in higher value lines of business. Excluding the effects of the Fuji transaction, Chartis' net premiums written decreased in 2010 by 2.6 percent compared to 2009. This decrease is primarily due to declines in Commercial businesses in the U.S. and other developed markets, as well as the effects of risk management initiatives in the U.S. and Canada region designed to reduce catastrophe-exposed business in property and overall exposure in Chartis' long-tail casualty lines. The decrease also reflects Chartis' commitment to maintain price discipline in lines where market rates are unsatisfactory, as well as overall rate declines and a decline in ratable exposures such as workers' compensation.

    Further, during 2010, Chartis entered into two separate three-year reinsurance transactions, secured through the issuance of catastrophe bonds, which provide protection from U.S. hurricanes and earthquakes, and reduced 2010 net premiums written by approximately $208 million.

AIG transacts business in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on Chartis net premiums written:

Years Ended December 31,	2011 vs. 2010	2010 vs. 2009

Increase in original currency*	7.3%	1.8%
Foreign exchange effect	2.9	1.3

Increase as reported in U.S. dollars	10.2%	3.1%

*
Computed using a constant exchange rate for each period.

AIG 2011 Form 10-K            75

 Chartis Underwriting Ratios

The following table summarizes the Chartis combined ratios based on GAAP data and the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss-sensitive contracts on the Chartis consolidated loss and combined ratios:

				Increase (Decrease)
Years Ended December 31,	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Loss ratio	78.3	85.7	78.6	(7.4)	7.1
Catastrophe losses and reinstatement premiums	(9.2)	(3.3)	(0.1)	(5.9)	(3.2)
Prior year development net of premium adjustments and including reserve discount	(0.4)	(13.2)	(8.6)	12.8	(4.6)

Loss ratio, as adjusted	68.7	69.2	69.9	(0.5)	(0.7)

Expense ratio	30.7	31.1	29.4	(0.4)	1.7

Combined ratio	109.0	116.8	108.0	(7.8)	8.8
Catastrophe losses and reinstatement premiums	(9.2)	(3.3)	(0.1)	(5.9)	(3.2)
Prior year development net of premium adjustments and including reserve discount	(0.4)	(13.2)	(8.6)	12.8	(4.6)

Combined ratio, adjusted	99.4	100.3	99.3	(0.9)	1.0

Loss Ratios

The following table presents the components of net prior year adverse development for Chartis:

Years Ended December 31, (in millions)	2011	2010	2009

Gross prior year adverse loss development	$211	$4,850	$2,758
Increase in loss reserve discount	33	(562)	(81)
Returned/(additional) premium on loss-sensitive business	(172)	(8)	118

Net prior year adverse loss development	$72	$4,280	$2,795

    The decrease in the loss ratio for 2011 compared to 2010 reflects the substantial decrease in the net prior year loss development, net of premiums and loss-sensitive premium adjustments in 2011 as shown in the table above and to a lesser extent the improvement in foreign currency exchange rates. The decrease in the loss ratio was partially offset by the effect of increased catastrophe losses in 2011 compared to 2010.

    This decrease in the adjusted 2011 loss ratio was partially due to the effect of the Fuji acquisition offset by an increase in the 2011 accident year loss ratio for the Specialty Workers' Compensation and Excess Casualty business (within the U.S. and Canada region) and the Primary Casualty and Professional Indemnity businesses (within the Europe region).

    The 2011 net adverse loss development charge of $72 million, primarily relates to the primary casualty, workers' compensation, and environmental business lines, partially offset by the net favorable loss development in the financial lines and excess casualty lines.

    The loss ratio for Chartis increased in 2010 compared to 2009, primarily as a result of the net adverse loss development for prior accident years recorded in 2010.

    Approximately 80 percent of the 2010 net prior year adverse loss development charge of $4.3 billion relates to the asbestos, excess casualty, excess workers' compensation, and primary workers' compensation lines. Further, 83 percent of this charge relates to accident years 2007 and prior (accident years before the financial crisis in 2008) and 65 percent relates to accident years 2005 and prior (accident years prior to the start of the managed reduction in these long-tail lines of business).

76            AIG 2011 Form 10-K

    Most of the 2009 net adverse loss development charge of $2.8 billion relates to excess casualty, excess workers' compensation and the asbestos lines of business. Further, approximately 95 percent relates to accident years 2005 and prior.

    Writings in long-tail lines of business that were the drivers of the reserve charges in 2010 and 2009 have been reduced since 2006. In the case of asbestos, since 1985, standard policies have contained an absolute exclusion for asbestos and pollution-related damages.

The following table presents Chartis catastrophe losses by major event:

	2011			2010
Year Ended December 31, (in millions)	Commercial Insurance	Consumer Insurance	Total	Commercial Insurance	Consumer Insurance	Total

Event:(a)
Tohoku Catastrophe(b)	$667	$524	$1,191	$-	$-	$-
New Zealand Christchurch earthquakes	344	7	351	-	-	-
Chile earthquake	-	-	-	289	2	291
Midwest & Southeast U.S. tornadoes	383	14	397	-	-	-
Thailand floods	366	2	368	-	-	-
Hurricane Irene	296	73	369	-	-	-
All other events	525	95	620	711	64	775

Claims and claim expenses	2,581	715	3,296	1,000	66	1,066
Reinstatement premiums	11	-	11	10	--	10

Total catastrophe-related charges	$2,592	$715	$3,307	$1,010	$66	$1,076

(a)
Events shown in the above table are catastrophic events, for which the net impact to Chartis is in excess of $200 million each. All other events include 13 events in 2010 and 14 events in 2011 that are considered catastrophic but the net impact of which remains below the $200 million itemization threshold. Catastrophe losses for 2009 are not presented above as there was one significant catastrophe event, flooding in the Southwestern United States, totaling $53 million for Commercial Insurance.

(b)
On March 11, 2011, a major earthquake occurred near the northeast coast of Honshu, Japan, triggering a tsunami in the Pacific Ocean. This disaster is referred to as the Tohoku Catastrophe.

Expense Ratios

    The expense ratio decreased in 2011 compared to 2010, primarily due to the effect of including Fuji results for a full year and the effects of foreign exchange. These decreases were partially offset by Chartis' increased investments in a number of strategic initiatives during 2011, including the implementation of improved regional governance and risk management capabilities, the implementation of global accounting and claims systems, preparation for Solvency II and certain other legal entity restructuring initiatives.

    The expense ratio increased in 2010 compared to 2009 primarily due to Chartis' strategy to continue the enhancement and build-out of its financial systems. In addition, during 2010 Chartis recorded increased expenses relating to long-term incentive programs that will continue to align employee performance incentive programs with profitability, capital management, risk management, and other performance measures. Further, increased acquisition expenses reflect increased regulatory assessments, more specifically in the workers' compensation lines, and new marketing agreements with select strategic distribution partners. These increases were partially offset by an overall decline in the expense ratio relating to the acquisition of Fuji.

Chartis Investing and Other Results

    Chartis manages and accounts for its invested assets on a legal entity basis in conformity with regulatory requirements. Within a legal entity, invested assets are available to pay claims and expenses of both Commercial Insurance and Consumer Insurance operating segments as well as Chartis Other. Invested assets are not segregated or otherwise separately identified for the Commercial and Consumer Insurance operating segments.

AIG 2011 Form 10-K            77

    As discussed earlier, investment income is allocated to the Commercial Insurance and Consumer Insurance segments based on an internal investment income allocation model. See Segment Results — Chartis Operations for more information.

The following table presents Chartis investing and other results:

				Percentage Change
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Net investment income	$4,348	$4,392	$3,292	(1)%	33%
Net realized capital gains (losses)	587	(49)	(530)	NM	91
Bargain purchase gain	-	332	-	NM	NM
Other income (expense) – net*	(5)	669	-	NM	NM

Investing and other results	$4,930	$5,344	$2,762	(8)%	93%

*
Includes gain on divested properties of $669 million in 2010.

2011 and 2010 Comparison

    Net investment income:    Overall in 2011, net investment income decreased slightly due to declines in private equity and hedge fund income as well as increases in investment expenses. These decreases were largely offset by increases in interest income. The decrease in private equity and hedge fund income reflects the decline in the overall equity markets during the second half of 2011. The increase in investment expenses in 2011 resulted mainly from increases in both internal and external investment management fees. The interest income increase relates to the redeployment of cash and short term instruments into longer term, higher yield securities. In addition, 2011 reflects a full year of interest income related to Fuji, which has been consolidated by Chartis since July 1, 2010.

    Net realized capital gains (losses):    Increases are due to gains on the sales of fixed maturity securities in connection with the strategy discussed above to better align Chartis' investment allocations with current overall performance and income tax objectives; a decrease in other-than-temporary impairment charges; gains from improvements in foreign currency exchange rates, primarily the strengthening of the Japanese Yen against the U.S. Dollar; and gains from derivative instruments that do not qualify for hedge accounting, resulting primarily from declining long term interest rates. These derivative instruments economically hedge products that provide benefits over an extended period of time.

    These gains were partially offset by impairments recognized within other invested assets, primarily life settlement contracts. For the year ended December 31, 2011 and 2010, impairment charges of $351 million and $78 million, respectively, were recorded by Chartis related to life settlement contracts, including approximately $38 million and $4 million of impairments, respectively, associated with life insurance policies issued by SunAmerica life insurance companies that are eliminated in consolidation. Life settlement contracts are evaluated for impairment on a contract-by-contract basis. A contract is identified as potentially impaired if its undiscounted future net cash flows are less than the current carrying value of such contract. Life settlement contracts are impaired, and written down to fair value, when the carrying value of the contract is greater than the estimated fair value.

    During 2011, Chartis began receiving updated medical information for its life settlement contracts as a result of an enhanced process in which information on individual insured lives is requested on a routine basis. In cases where updated information indicates that an individual's health has improved, an impairment loss may arise as a result of revised estimates of net cash flows from the related contract. This had the general effect of decreasing the projected net cash flows on a number of contracts, resulting in an increase in the number of contracts identified as potentially impaired when compared to previous analyses. Further, the domestic operations of Chartis refined their fair values based upon the availability of recent medical information.

    Bargain purchase gain:    On March 31, 2010 Chartis purchased additional voting shares in Fuji which resulted in the effective control and consolidation of Fuji. This acquisition resulted in a bargain purchase gain of $0.3 billion, which was included in the Consolidated Statement of Income (Loss) in Other Income. The bargain purchase gain is primarily attributable to the depressed market value of Fuji's common stock, which Chartis believes was the result of macro-economic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. Chartis anticipates that the bargain purchase gain will not be subject to U.S. or foreign income tax because the gain would only be recognized for tax purposes upon the sale of the Fuji shares.

78            AIG 2011 Form 10-K

    Other income (expense) – net:    In May 2009, AIG completed the legal sale of its interest in the Otemachi Building in Japan, including the land and development rights. The transaction initially did not qualify as a sale for accounting purposes at that time, due to AIG's continued involvement with the property, which did not end until December 2010. As a result, AIG recognized a gain of approximately $1.3 billion in pre-tax income, of which $669 million was included in the Chartis results in 2010.

2010 and 2009 Comparison

    Net investment income:    The increase in 2010 was primarily the result of an increase in the value of partnership investments as market conditions improved in 2010, while 2009 included losses from an equity method investment.

    Net realized capital losses:    Net realized capital losses for Chartis declined in 2010 compared to 2009 due to increased gains on sales of fixed maturity and equity securities and lower other-than-temporary impairment charges as market conditions continued to improve.

    Bargain purchase gain:    During 2010, Chartis recognized a bargain purchase gain of $332 million in connection with the acquisition of Fuji.

    Other income (expense) – net:    Represents the Chartis portion of the gain on the sale of AIG's Otemachi Building in Japan.

    See Consolidated Results for further discussion on net investment income and net realized capital gains (losses).

Commercial Insurance

Commercial Insurance Results

The following table presents Commercial Insurance results:

				Percentage Change
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Underwriting results:
Net premiums written	$21,469	$20,466	$21,461	5%	(5)%
Decrease in unearned premiums	827	1,006	1,645	(18)	(39)

Net premiums earned	22,296	21,472	23,106	4	(7)
Claims and claims adjustment expenses incurred	18,953	19,001	18,920	-	-
Underwriting expenses	5,847	5,752	5,658	2	2

Underwriting loss	(2,504)	(3,281)	(1,472)	24	(123)

Net investment income	3,248	3,348	3,883	(3)	(14)

Pre-tax income	$744	$67	$2,411	NM %	(97)%

Commercial Insurance Net Premiums Written

Commercial Insurance business is transacted in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Commercial Insurance net premiums written:

Years Ended December 31,	2011 vs. 2010	2010 vs. 2009

Increase (decrease) in original currency*	3.7%	(4.9)%
Foreign exchange effect	1.2	0.3

Increase (decrease) as reported in U.S. dollars	4.9%	(4.6)%

*
Computed using a constant exchange rate for each period.

AIG 2011 Form 10-K            79

 2011 and 2010 Comparison

    Commercial Insurance net premiums written increased in 2011 compared to 2010 primarily due to:

  •
  increases in Property lines driven by positive pricing trends and reinsurance modifications resulting in increased retentions; the rate environment for Property has been particularly strong for the U.S. and the Far East region;

  •
  an increase in additional premiums on Commercial Casualty's loss-sensitive business of $164 million compared to 2010. Loss-sensitive business relates to policies whose premiums vary with the level of underlying losses. Accordingly, in 2011, additional premiums of $172 million were recognized relating to additional prior year losses. The corresponding 2010 period reflects the effects of additional premiums of $8 million;

  •
  general improvements in rates, in particular for workers' compensation;

  •
  continued growth and market penetration across growth economy nations; and

  •
  improvements in foreign exchange currency rates.

    Offsetting these increases was an approximately $0.6 billion decrease in net premiums written relating to the change of certain policy forms at renewal from retrospectively rated premium structures to loss reimbursement deductible structures.

2010 and 2009 Comparison

    Commercial Insurance net premiums written decreased in 2010 compared to 2009 primarily due to:

  •
  risk management initiatives resulting in the reduction of aggregate exposures in certain Commercial Casualty, Property and Specialty lines of business;

  •
  lower workers' compensation net premiums written due to declining rates, lower employment levels, increased competition and Chartis' continued strategy to maintain price discipline;

  •
  decreases in Financial lines due to declines in various classes of professional liability business, which were negatively affected to a greater extent than other classes by the credit crisis, and Chartis' decisions to reduce writings within environmental coverage and not to renew a credit card indemnification program that did not meet internal profitability targets;

  •
  decreases in Commercial Casualty due to a combination of declines in the construction, real estate and transportation classes and limited availability of capital for new projects, which impacted general liability and commercial umbrella business. These were offset by improved pricing, increased new business submissions and improved retention resulting from increased stabilization of developed economies after the financial crisis that began in 2008; and

  •
  effects of three-year reinsurance agreements, secured through catastrophe bonds, which provided protection from U.S. hurricanes and earthquakes, and reduced 2010 net premiums written by approximately $208 million.

80            AIG 2011 Form 10-K

Commercial Insurance Underwriting Ratios

The following table presents the Commercial Insurance combined ratios based on GAAP data and the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss-sensitive contracts on the Commercial Insurance consolidated loss and combined ratios:

				(Increase) (Decrease)
Years Ended December 31,	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Loss ratio	85.0	88.5	81.9	(3.5)	6.6
Catastrophe losses and reinstatement premiums	(11.6)	(4.7)	(0.2)	(6.9)	(4.5)
Prior year development net of premium adjustments and including reserve discount	0.3	(10.2)	(6.7)	10.5	(3.5)

Loss ratio, as adjusted	73.7	73.6	75.0	0.1	(1.4)

Expense ratio	26.2	26.8	24.5	(0.6)	2.3

Combined ratio	111.2	115.3	106.4	(4.1)	8.9
Catastrophe losses and reinstatement premiums	(11.6)	(4.7)	(0.2)	(6.9)	(4.5)
Prior year development net of premium adjustments and including reserve discount	0.3	(10.2)	(6.7)	10.5	(3.5)

Combined ratio, adjusted	99.9	100.4	99.5	(0.5)	0.9

The following table presents the components of net prior year adverse development for Commercial Insurance:

Years Ended December 31, (in millions)	2011	2010	2009

Gross prior year adverse loss development	$98	$2,594	$1,536
Increase in loss reserve discount	(40)	(400)	(81)
Returned (additional) premium on loss-sensitive business	(172)	(8)	118

Net prior year adverse (favorable) loss development	$(114)	$2,186	$1,573

Loss Ratios

    The loss ratio improved in 2011 compared to 2010 due to the effect of net prior year adverse loss development in 2010 and an increase in additional premiums from loss-sensitive business in 2011. These items were largely offset by the increase in catastrophe losses in 2011.

    The loss ratio increased in 2010 compared to 2009 primarily due to the net prior year adverse loss development in 2010 for the excess casualty and workers' compensation lines of business.

    For a more detailed discussion of Net Prior Year Loss Development, see the Liability for Unpaid Claims and Claims Adjustment Expense section that follows.

Expense Ratios

    The expense ratio improved in 2011 compared to 2010 due to the effects of foreign currency exchange rates and overall growth in the business. In addition, the expense ratio reflects the effects of continued enhancements to regional governance, risk management capabilities and investments within growth economy nations.

    The expense ratio increased in 2010 compared to 2009 due to a change in the mix of business from low commission casualty business to higher commission property business. In addition, the increase in general operating expenses reflects Chartis' strategy to continue the enhancement and build-out of its financial systems. Further, during 2010, Chartis recorded increased expenses relating to long-term incentive programs that will continue to align employee performance incentive programs with profitability, capital management, risk management, and other performance measures

AIG 2011 Form 10-K            81

 Consumer Insurance

Consumer Insurance Results

The following table presents Consumer Insurance results:

				Percentage Change
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Underwriting results:
Net premiums written	$13,341	$11,056	$9,096	21%	22%
Increase in unearned premiums	(17)	(97)	(41)	82	(137)

Net premiums earned	13,324	10,959	9,055	22	21
Claims and claims adjustment expenses incurred	8,797	6,686	5,315	32	26
Underwriting expenses	4,857	4,171	3,690	16	13

Underwriting profit (loss)	(330)	102	50	NM	104

Net investment income	354	301	351	18	(14)

Pre-tax income	$24	$403	$401	(94)%	-%

Consumer Insurance Net Premiums Written

2011 and 2010 comparison

    Consumer Insurance net premiums written increased in 2011 compared to 2010 primarily due to the effect of including Fuji results for a full year, the improvement in foreign currency exchange rates, primarily the Japanese Yen, and further growth in the strategic higher value lines of business. Excluding the effects of the Fuji acquisition, Consumer Insurance net premiums written increased 3 percent in 2011, primarily due to:

  •
  A&H net premiums written increased by approximately 10 percent. Excluding the effects of the Fuji acquisition, A&H net premiums written increased by approximately seven percent primarily as a result of the execution of Chartis' growth strategies in key lines and the effect of foreign exchange. The Far East region continued to implement favorable marketing programs and benefited from rate increases implemented in 2010. Growth was also demonstrated in key geographic markets such as Asia Pacific, including China, EMEA, including Continental Europe, and Israel, and in targeted areas, such as direct marketing and travel insurance.

  •
  Personal Lines net premiums written increased by approximately 25 percent. Excluding the effects of the Fuji acquisition, Personal Lines net premiums decreased one percent, primarily as a result of Chartis' decisions to not renew certain programs in the U.S. and Canada region that did not meet performance targets. Personal Lines continued to grow in key markets, including Japan and Latin America and in key lines, such as specialized personal lines products.

  •
  Life net premiums written increased primarily as a result of the full year effect of the Fuji acquisition and as a result of the execution of new business strategies at Fuji Life Insurance Company Ltd.

2010 and 2009 comparison

    Consumer Insurance net premiums written increased in 2010 compared to 2009 primarily due to the acquisition of Fuji.

82            AIG 2011 Form 10-K

Consumer Insurance is transacted in most major foreign currencies. The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Consumer Insurance net premiums written:

Years Ended December 31,	2011 vs. 2010	2010 vs. 2009

Increase in original currency(a)(b)	14.7%	17.8%
Foreign exchange effect	6.0	3.8

Increase as reported in U.S. dollars	20.7%	21.6%

(a)
Computed using a constant exchange rate for each period.

(b)
Primarily due to the effect of the Fuji acquisition.

Consumer Insurance Underwriting Ratios

The following table presents the Consumer Insurance combined ratios based on GAAP data and the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss-sensitive contracts on the Consumer Insurance consolidated loss and combined ratios:

				Increase (Decrease)
Years Ended December 31,	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Loss ratio	66.0	61.0	58.7	5.0	2.3
Catastrophe losses and reinstatement premiums	(5.3)	(0.6)	-	(4.7)	(0.6)
Prior year development net of premium adjustments and including reserve discount	(0.7)	0.6	(0.8)	(1.3)	1.4

Loss ratio, as adjusted	60.0	61.0	57.9	(1.0)	3.1

Expense ratio	36.5	38.1	40.8	(1.6)	(2.7)

Combined ratio	102.5	99.1	99.5	3.4	(0.4)
Catastrophe losses and reinstatement premiums	(5.3)	(0.6)	-	(4.7)	(0.6)
Prior year development net of premium adjustments and including reserve discount	(0.7)	0.6	(0.8)	(1.3)	1.4

Combined ratio, adjusted	96.5	99.1	98.7	(2.6)	0.4

The following table presents the components of net prior year adverse development for Consumer Insurance:

Years Ended December 31, (in millions)	2011	2010	2009

Gross prior year adverse (favorable) loss development	$86	$(66)	$75

Net prior year adverse (favorable) loss development	$86	$(66)	$75

Loss Ratios

    The loss ratio increased in 2011 compared to 2010, primarily due to increased catastrophe losses in 2011. During 2011, Consumer Insurance recorded net prior year adverse loss development of $86 million, primarily due to programs in the U.S. and Canada region that are not being renewed. This compares to net prior year favorable loss development of $66 million in 2010.

    The increase in the loss ratio in 2010 compared to 2009 reflects the effect of Fuji in 2010 and increased claims in Japan and Europe. In 2010, Consumer Insurance recorded favorable net prior year loss development of $66 million primarily due to favorable development in the Asia Pacific region. This compares to net prior year adverse loss development in 2009 of $75 million primarily due to reserve development in Japan and Latin America.

    For a more detailed discussion of Net Prior Year Loss Development, see the Liability for Unpaid Claims and Claims Adjustment Expense section that follows.

AIG 2011 Form 10-K            83

Expense Ratios

    The expense ratio decreased in 2011 compared to 2010 primarily due to the effects of including Fuji results for a full year. Fuji has a lower average expense ratio than the rest of the Consumer Insurance business due in part to its business mix.

    The expense ratio decreased in 2010 compared to 2009 primarily due to the net benefit from Fuji net deferred acquisition costs, which were capitalized subsequent to the Fuji acquisition.

Chartis Other

Chartis Other Results

The following table presents Chartis Other results:

				Percentage Change
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Underwriting results:
Net premiums written	$30	$90	$96	(67)%	(6)%
(Increase) decrease in unearned premiums	39	-	4	NM	NM

Net premiums earned	69	90	100	(23)	(10)
Claims and claims adjustment expenses incurred	199	2,180	1,127	(91)	93
Underwriting expenses	268	191	149	40	28

Underwriting loss	(398)	(2,281)	(1,176)	83	(94)

Investing and other results:
Net investment income	746	743	(942)	-	NM
Net realized capital gains (losses)	587	(49)	(530)	NM	91
Bargain purchase gain	-	332	-	NM	NM
Other income (expense) – net*	(5)	669	-	NM	NM

Pre-tax income (loss)	$930	$(586)	$(2,648)	NM	78%

*
Includes gain on divested properties of $669 million in 2010.

The following table presents the components of net prior year adverse development for Chartis Other:

Years Ended December 31, (in millions)	2011	2010	2009

Gross prior year adverse loss development	$27	$2,322	$1,147
Increase in loss reserve discount	73	(162)	-

Net prior year adverse loss development	$100	$2,160	$1,147

Underwriting Results

    Substantially all of the net premiums written in the above table relate to excess workers' compensation. The excess workers' compensation line of business is subject to premium audits (upon the expiration of the underlying policy) and, as a result, Chartis Other will reflect the effects of premium audit activity through subsequent years.

    Given the run-off nature of the legacy lines of business and the nature of the expenses included in Chartis Other, management has determined that traditional underwriting measures of loss ratio, expense ratio and combined ratio do not provide an appropriate measure of underwriting performance. Therefore, underwriting ratios are not presented for Chartis Other.

2011 and 2010 Comparison

    For the year 2011 compared to 2010, the decrease in net premiums written and claims and claim adjustment expenses reflect the effects of the run-off activities associated with the excess workers' compensation business,

84            AIG 2011 Form 10-K

while the underwriting expenses increased as a result of certain expenses related to corporate initiatives and expense allocations of AIG Parent.

2010 and 2009 Comparison

    For the year 2010 compared to 2009, the increase in claims and claim adjustment expenses incurred relates to net prior year adverse loss development in 2010.

    The overall increase in underwriting expenses relates to increases for strategic Chartis initiatives, including global accounting and claims system implementations, Solvency II and certain other legal entity restructuring initiatives.

    For a discussion of Investing and other results for Chartis Other, see Chartis Results — Chartis Investing and Other Results.

Liability for Unpaid Claims and Claims Adjustment Expense

    The following discussion of the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for Chartis as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in AIG's Other operations category.

The following table presents the components of AIG's gross loss reserves by major lines of business on a statutory basis*:

At December 31, (in millions)	2011	2010

Other liability occurrence	$22,526	$23,583
International	17,726	16,583
Workers' compensation	17,420	17,683
Other liability claims made	11,216	11,446
Property	6,165	3,846
Auto liability	3,081	3,337
Mortgage guaranty credit	3,046	4,220
Products liability	2,416	2,377
Medical malpractice	1,690	1,754
Accident and health	1,553	1,444
Commercial multiple peril	1,134	1,006
Aircraft	1,020	1,149
Fidelity/surety	786	934
Other	1,366	1,789

Total	$91,145	$91,151

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

AIG 2011 Form 10-K            85

The following table classifies the components of net loss reserves by business unit:

Years Ended December 31, (in millions)	2011	2010

Chartis:
Commercial Insurance	$58,625	$57,324
Consumer Insurance	5,362	5,030
Other*	3,992	5,720

Total Chartis	67,979	68,074

Other operations – Mortgage Guaranty	2,846	3,433

Net liability for unpaid claims and claims adjustment expense at end of	$70,825	$71,507

*
In 2011, the net loss reserves reflect the cession under the June 17, 2011 transaction with National Indemnity Company (NICO) of $1.7 billion. See Liability for Unpaid Claims and Claims Adjustment Expense — Asbestos and Environmental Reserve for additional discussion of the NICO transaction.

 Discounting of Reserves

    At December 31, 2011, net loss reserves reflect a loss reserve discount of $3.18 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979 - 81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Beginning in 2011, a portion of these discounted reserves were ceded to a new Pennsylvania domiciled AIG subsidiary. However, this had no impact on the calculation of the overall discount. Certain other asbestos business that was written by Chartis is discounted based on the investment yields of the companies and the payout pattern for this business. The discount consists of the following: $777 million — tabular discount for workers' compensation in the U.S. and Canada operations of Chartis and $2.32 billion — non-tabular discount for workers' compensation in the U.S. and Canada operations of Chartis; and $88 million — non-tabular discount for asbestos for Chartis.

Results of the Reserving Process

    AIG believes that its net loss reserves are adequate to cover net losses and loss expenses as of December 31, 2011. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of December 31, 2011. In the opinion of management, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on AIG's consolidated financial condition, although such events could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period. See Item 1A. Risk Factors — Casualty Insurance Reserves.

86            AIG 2011 Form 10-K

The following table presents the rollforward of net loss reserves:

Years Ended December 31, (in millions)	2011	2010	2009

Net liability for unpaid claims and claims adjustment expense at beginning of year	$71,507	$67,899	$72,455
Foreign exchange effect	353	(126)	1,416
Acquisitions(a)	-	1,538	-
Dispositions(b)	-	(87)	(9,657)
Reduction of net loss reserves due to NICO transaction	(1,703)	-	-

Losses and loss expenses incurred(c):
Current year	27,590	24,074	27,354
Prior years, other than accretion of discount(d)	195	4,182	2,771
Prior years, accretion of discount	375	(181)	313

Losses and loss expenses incurred	28,160	28,075	30,438

Losses and loss expenses paid(c):
Current year	11,534	9,873	11,079
Prior years	15,958	15,919	15,673

Losses and loss expenses paid	27,492	25,792	26,752

Activity of discontinued operations	-	-	(1)

Net liability for unpaid claims and claims adjustment expense at end of year	$70,825	$71,507	$67,899

(a)
Represents the acquisition of Fuji on March 31, 2010.

(b)
Transatlantic was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009, and HSB was sold during the first quarter of 2009.

(c)
Includes amounts related to dispositions through the date of disposition.

(d)
In 2011, includes $(414) million, $145 million and $413 million related to excess casualty, commercial specialty workers' compensation and environmental, respectively. In 2010, includes $1.1 billion, $793 million and $1.5 billion related to excess casualty, excess workers' compensation and asbestos, respectively. In 2009, includes $1.5 billion, $956 million and $151 million related to excess casualty, excess workers' compensation and asbestos, respectively.

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount):

Years Ended December 31, (in millions)	2011	2010	2009

Prior Accident Year Development by Operating Segment:
Chartis:
Commercial Insurance	$98	$2,594	$1,536
Consumer Insurance	86	(66)	75
Other	27	2,322	1,147

Total Chartis	211	4,850	2,758
Other businesses:
Mortgage Guaranty	(16)	(668)	38
Other*	-	-	(25)

Total Other businesses	(16)	(668)	13

Prior years, other than accretion of discount	$195	$4,182	$2,771

*
Includes Transatlantic which was deconsolidated during the second quarter of 2009, 21st Century was sold in the third quarter of 2009 and HSB was sold during the first quarter of 2009.

AIG 2011 Form 10-K            87

Years Ended December 31, (in millions)	2011	2010	2009

Prior Accident Year Development by Major Class of Business:
Excess casualty	$(414)	$1,071	$1,507
D&O and related management liability	(167)	(94)	(39)
Excess workers' compensation	2	793	956
Healthcare	(45)	(75)	(92)
Environmental	413	14	25
Asbestos and environmental (1984 and prior)	30	1,503	155
Commercial risk	265	224	-
Primary (specialty) workers' compensation	145	518	37
All other, net	(34)	228	222

Prior years, other than accretion of discount	$195	$4,182	$2,771

	Calendar Year
Years Ended December 31, (in millions)
	2011	2010	2009

Prior Accident Year Development by Accident Year:
Accident Year
2010	$402
2009	117	$(61)
2008	(294)	286	$289
2007	(172)	528	(57)
2006	(273)	199	(91)
2005	(164)	113	18
2004	(16)	134	182
2003	13	73	73
2002	(8)	97	126
2001 and prior	590	2,813	2,231

Prior years, other than accretion of discount	$195	$4,182	$2,771

    Offsetting the unfavorable development were related additional premiums on loss-sensitive business of $172 million and $8 million in 2011 and 2010, respectively.

    In determining the loss development from prior accident years, AIG conducts analysis to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. Such additional analyses were conducted for each class of business, as appropriate, in 2011 to determine the loss development from prior accident years for that period. As part of its reserving process, AIG also considers notices of claims received with respect to emerging and/or evolving issues, such as those related to the U.S. mortgage and housing market.

    See Chartis Results herein and Other Operations — Other Operations Results — Mortgage Guaranty for further discussion of net loss development.

Net Loss Development by Class of Business

    The following is a discussion of the primary reasons for the development in 2011, 2010 and 2009 of those classes of business that experienced significant prior accident year developments during the three-year period. See Asbestos and Environmental Reserves below for a further discussion of asbestos and environmental reserves and development on pre-1985 exposures.

88            AIG 2011 Form 10-K

Excess Casualty

Excess Casualty Background

    Loss reserves pertaining to the excess casualty class of business are generally included in the other liability occurrence line of business, with a small portion of the excess casualty reserves included in the Other liability claims made line of business, as presented in the loss reserves by major lines of business table above. Excess Casualty reserves experienced favorable development in calendar year 2011 and significant adverse loss development in 2010 and 2009.

Excess Casualty Discussion and Analysis

    During calendar year 2011 the Excess Casualty business segment experienced better than expected loss emergence, based on expected emergence using the shorter termed development pattern from the year-end 2010 reserve analysis noted below. Accident years 2009 and prior exhibited actual emergence approximately 20 percent better than expected during 2011, while accident year 2010 experienced some large catastrophic losses causing its results to be worse than expected. The loss development pattern used in the year-end 2011 reserve analysis was based on a shorter termed average of approximately three years, consistent with 2010. This pattern, coupled with the better than expected emergence seen during the year, resulted in the estimated ultimate losses improving by approximately $273 million for this class of business, when compared to the year-end 2010 estimates. The accident year contribution to this improvement is adverse development of $225 million in accident year 2010 offset by favorable development of $62 million to accident year 2009, $163 million to accident year 2008, $90 million to accident year 2007, $115 million to accident year 2006, $40 million to accident year 2005, and $29 million for accident years 2004 and prior in the aggregate.

    The increase in loss costs driving this development in 2009 and 2010 resulted primarily from medical inflation, which increased the economic loss component of tort claims; advances in medical care, which extended the life span of severely injured claimants; and larger jury verdicts, which increased the value of severe tort claims.

    AIG increased its estimate for its year-end 2009 loss reserve for excess casualty liabilities by more than $1 billion, primarily relating to accident years 2006 and prior. The majority of the 2009 charge resulted from management's decision to place greater reliance on the experience of the five most recent calendar years, resulting in significantly higher loss development factor assumptions for the year-end 2009 loss reserve review. For the year-end 2009 loss reserve review, in response to significantly higher than expected loss emergence, AIG reviewed the indicated reserves for excess casualty under a variety of loss development assumptions. These assumptions ranged from long term loss development averages, which used all or nearly all of the historical data for this class, to short term averages which used only the latest three to five calendar years of loss development experience. AIG gave greater recognition to the recent calendar year experience, resulting in significantly higher loss development factor assumptions for the year-end 2009 loss reserve review. This change in loss development assumptions increased the excess casualty reserves by approximately $815 million for accident years 2006 and prior. Additionally, in conjunction with the selection of higher loss development factors described above, AIG assigned greater credibility to the emerging loss development factors for product aggregate-related claims, which are reviewed separately. This resulted in an increase of approximately $195 million in reserves, primarily for accident years 2000 and prior.

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

AIG 2011 Form 10-K            89

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

Excess Workers' Compensation

Excess Workers' Compensation Background:

    This class of business has an extremely long tail and is one of the most challenging classes of business to reserve for because it is highly sensitive to small changes in assumptions — in the rate of medical inflation or the longevity of injured workers, for example — which can have a significant effect on the ultimate reserve estimate. Furthermore claims estimates for this line are highly sensitive to:

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

    There was no material development recognized for this class in 2011. AIG experienced significant adverse development for this class during 2010 and 2009 of $825 million and $925 million, respectively.

Excess Workers' Compensation Discussion and Analysis

    With the passage of the Affordable Care Act in March 2010, management concluded that there is increased vulnerability to the risk of further cost-shifting to the excess workers' compensation class of business in particular. Settlement efforts can also be affected by changes to evaluation protocols implemented by the Centers for Medicare & Medicaid Services in 2009, which are expected to result in future prescription drug costs being borne by workers' compensation insurers to a significantly greater degree than in the past and thus likely to lead to further deteriorating trends for the excess workers' compensation class of business.

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

    Moreover, underwriting actions in recent years have led to a significant increase in insured retention levels, which reduce the frequency of moderate- severity losses but extend the time period of first report of claim, causing further unpredictability in loss development patterns.

90            AIG 2011 Form 10-K

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

Director and Officer (D&O) and Related Management Liability Classes of Business

D&O and Related Management Liability Classes of Business Background

    Loss reserves pertaining to D&O and related management liability classes of business are included in the Other liability claims made line of business, as presented in the loss reserves by major lines of business table above. AIG experienced favorable development in 2011, 2010 and 2009. The favorable development over the three-year period related primarily to accident years 2005-2007, 2010, and, to a lesser extent, accident years 2001 and 2002.

D&O and Related Management Liability Classes of Business Discussion and Analysis

    Loss cost trends for D&O and related management liability classes of business were adverse in accident years 2002 and prior due to a variety of factors, including an increase in frequency and severity of corporate bankruptcies; the increase in the frequency of financial restatements; the sharp rise in market capitalization of publicly traded companies; and the increase in the number of initial public offerings. The 2003 through 2006 period was marked by a significant reduction in claims related to these factors; thus the expected loss ratios initially established for these accident years have developed favorably, particularly for 2004 and 2005. Beginning in accident year 2007, claims relating to the credit crisis resulted in increased overall claim activity. This increase in claim activity began to subside for accident years 2008 and subsequent, with a reduction in credit crisis related claim activity and a decrease in the higher severity securities class action claims in the more recent accident years. AIG utilizes ground-up claims projections by AIG claims staff as a benchmark to select the loss reserves for this business; these projections are updated annually.

    For the year-end 2011 loss reserve review, AIG's actuaries took into account the favorable development for accident years 2011, 2010 and 2003 through 2008 as well as the continuing favorable development observed in the ground up claim projections by AIG claims staff over the past five years. This favorable development was partially offset by adverse development for accident year 2009.

    For the year-end 2010 loss reserve review, AIG's actuaries took into account the favorable development from prior accident years, as well as the continuing favorable development observed in the ground-up claims projections

AIG 2011 Form 10-K            91

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

Healthcare Background and Discussion and Analysis

    Healthcare business written by the U.S. and Canada region of Chartis produced moderate favorable developments in 2011, 2010 and 2009. Healthcare loss reserves have benefited from favorable market conditions and an improved legal environment in accident years 2002 and subsequent, following a period of adverse loss trends and market conditions that began in the mid 1990's.

Primary Workers' Compensation (Commercial Risks, Commercial Specialty Workers' Compensation and Energy)

Primary (Specialty) Workers' Compensation Background

    The Commercial Risk division writes casualty insurance accounts with revenues less than $700 million. The majority of the business is workers' compensation. The Energy division writes casualty insurance accounts in the mining, oil and gas and power generation sectors. The Commercial Specialty Workers' Compensation division writes small monoline guaranteed cost risks. AIG's Commercial Specialty Workers' Compensation business unit grew significantly in the early to mid 2000's but has reduced its premium writings by nearly 70 percent since 2007.

    A total of $518 million of adverse loss development was recorded for Commercial Specialty Workers' Compensation in 2010. Significant improvements in claims handling, which had the effect of accelerating claims recognition (without increasing overall loss costs), were believed to be the cause of the earlier emergence of claims. However, the adverse loss emergence during 2010 led AIG to conclude that the worsening experience was attributable to a credible upward trend in the emergence of losses, rather than claims handling. AIG's conclusion that the worsening experience necessitated a strengthening of the reserves was confirmed by an independent third-party actuarial review during the fourth quarter of 2010. Approximately 75 percent of the year-end 2010 reserve strengthening for this business pertained to accident years 2007 through 2009.

    Similarly, Commercial Risks strengthened workers' compensation reserves in 2010, as the adverse loss emergence led AIG to conclude that the worsening experience was attributable to an upward trend in the emergence of losses, rather than to claims handling. This was further confirmed by an independent third party review.

Primary Workers' Compensation Discussion and Analysis

    The Commercial Risk, Commercial Specialty Workers' Compensation and Energy divisions contributed $265 million, $145 million and $115 million, respectively, of adverse development in calendar year 2011. The vast majority of this adverse development emanates from primary workers compensation exposure and the vast majority of the workers compensation adverse development comes from accident year 2010. In 2011, losses for accident year 2010 continued to emerge at higher levels than anticipated by the loss ratios established at prior year end. A key structural driver was the effect of high unemployment on the frequency of higher severity lost time claims. The economic environment diminished the opportunities of employers to offer "light duty" return-to-work mitigation strategies. In addition, AIG continues to see the effect of rising medical costs from the deployment of pain management strategies. The increase in lost time frequency and the adverse effects of medical cost trends has resulted in higher loss ratios than anticipated at prior year end.

    For each of the three sub-segments, AIG's conclusion that the worsening experience necessitated a strengthening of the reserves was confirmed by an independent third-party actuarial review during 2011.

92            AIG 2011 Form 10-K

Environmental

Environmental Background and Discussion and Analysis

    Chartis maintains an active environmental insurance business written through its Chartis Environmental business unit. The reserves associated with this unit's business are evaluated and reported separately from the asbestos and environmental reserves associated with standard General Liability and Umbrella policies discussed in "Asbestos and Environmental Reserves". The following discussion relates solely to the Chartis Environmental reserves.

    The estimation of loss reserves relating to environmental claims is subject to a high degree of uncertainty due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. Reinsurance balances can also be subject to a higher level of disputes and legal collection activity, given the complex nature of coverage issues.

    Historically, Chartis actuaries have used traditional actuarial methods, such as loss development, Bornhuetter-Ferguson, and indexing methods to assess the reserves for the Chartis Environmental products. However, recent emerging claims activity has led Chartis to conclude that these traditional actuarial methods do not address to its satisfaction the unique nature of the underlying exposures enough for those environmental policies with large ultimate loss potential (greater than $5 million per policy) and high policy limits. Chartis Environmental strengthened its reserves in the first nine months of 2011 by $217 million, partly due to large reserve increases on individual claims. Consequently, an in depth ground-up review of the existing exposures was conducted by actuaries and claims analysts. As a result of this claim review as well as other factors, Chartis strengthened the reserves by an additional $196 million in the fourth quarter of 2011. Approximately 80 percent of the 2011 development was associated with accident years 2003 and prior.

    In addition to reserving actions, Chartis has made significant changes to the Chartis Environmental business with the goal of ensuring that the current policies are being written to earn an appropriate risk adjusted profit. Underwriting guidelines have been revised to no longer cover known or expected clean up costs, which were a significant driver of historical claims, and a "new emerging contaminants" team has been formed within the dedicated environmental engineering staff to track any new cleanup standards that may be set by federal or state regulators. The percentage of long term policies (ten years or more) has decreased from a historical average of 6 percent to 1.5 percent by policy count. In addition, minimum retentions have been increased, and engineering reviews are required for specific business segments (such as oil and gas, and landfills) that have traditionally generated higher losses.

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

AIG 2011 Form 10-K            93

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

  •
  Expected loss ratios for the latest accident year (i.e., accident year 2011 for the year-end 2011 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

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

94            AIG 2011 Form 10-K

that may affect the loss ratio. When this review suggests that the initially determined loss ratio is no longer appropriate, the loss ratio for current business is changed to reflect the revised assumptions.

    A comprehensive loss reserve review is conducted annually for each Chartis subsidiary. During 2011 AIG significantly expanded the scope of its third-party actuarial reviews to cover a larger number of U.S. and international classes of business from the more complex reserves of long-tail classes of business. These reviews were concluded in the second, third and fourth quarters of 2011. In 2010, third-party actuarial reserve reviews were generally limited to certain U.S. long-tail lines of business and were concentrated in the fourth quarter of 2010. These detailed reviews are conducted for each class of business for each subsidiary, and thus consist of hundreds of individual analyses. The purpose of these reviews is to confirm the appropriateness of the reserves carried by each of the individual subsidiaries, and therefore of AIG's overall carried reserves. The reserve analysis for each class of business is performed by the actuarial personnel who are most familiar with that class of business. In completing these detailed actuarial reserve analyses, the actuaries are required to make numerous assumptions, including the selection of loss development factors and loss cost trend factors. They are also required to determine and select the most appropriate actuarial methods to employ for each business class. Additionally, they must determine the appropriate segmentation of data from which the adequacy of the reserves can be most accurately tested. In the course of these detailed reserve reviews an actuarial central estimate of the loss reserve is determined. The sum of these central estimates for each class of business for each subsidiary provides an overall actuarial central estimate of the loss reserve for that subsidiary. The ultimate process by which the actual carried reserves are determined considers both the internal actuarial central estimate and numerous other internal and external factors including an assessment of economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environment, changes in medical cost trends (inflation, intensity and utilization of medical services) underlying policy pricing, terms and conditions, and claims handling, as well as third-party actuarial reviews that are periodically performed for key classes of business. Loss reserve development can also be affected by commutations of assumed and ceded reinsurance agreements.

Actuarial Methods for Major Classes of Business

    In testing the reserves for each class of business, a determination is made by AIG's actuaries as to the most appropriate actuarial methods. This determination is based on a variety of factors including the nature of the claims associated with the class of business, such as the frequency or severity of the claims. Other factors considered include the loss development characteristics associated with the claims, the volume of claim data available for the applicable class, and the applicability of various actuarial methods to the class. In addition to determining the actuarial methods, the actuaries determine the appropriate loss reserve groupings of data. For example, AIG writes a great number of unique subclasses of professional liability. For pricing or other purposes, it is appropriate to evaluate the profitability of each subclass individually. However, for purposes of estimating the loss reserves for professional liability, it is appropriate to combine the subclasses into larger groups. The greater degree of credibility in the claims experience of the larger groups may outweigh the greater degree of homogeneity of the individual subclasses. This determination of data segmentation and actuarial methods is carefully considered for each class of business. The segmentation and actuarial methods chosen are those which together are expected to produce the most robust estimate of the loss reserves.

    Actuarial methods used by AIG for most long-tail casualty classes of business include loss development methods and expected loss ratio methods, including "Bornhuetter Ferguson" methods described below. Other methods considered include frequency/severity methods, although these are generally used by AIG more for pricing analysis than for loss reserve analysis. Loss development methods utilize the actual loss development patterns from prior accident years to project the reported losses to an ultimate basis for subsequent accident years. Loss development methods generally are most appropriate for classes of business which exhibit a stable pattern of loss development from one accident year to the next, and for which the components of the classes have similar development characteristics. For example, property exposures would generally not be combined into the same class as casualty exposures, and primary casualty exposures would generally not be combined into the same class as excess casualty exposures. Expected loss ratio methods are generally used by AIG where the reported loss data lacks sufficient credibility to utilize loss development methods, such as for new classes of business or for long-tail classes at early stages of loss development.

AIG 2011 Form 10-K            95

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

    A key advantage of loss development methods is that they respond quickly to any actual changes in loss costs for the class of business. Therefore, if loss experience is unexpectedly deteriorating or improving, the loss development method gives full credibility to the changing experience. Expected loss ratio methods would be slower to respond to the change, as they would continue to give more weight to the expected loss ratio, until enough evidence emerged for the expected loss ratio to be modified to reflect the changing loss experience. On the other hand, loss development methods have the disadvantage of overreacting to changes in reported losses if in fact the loss experience is not credible. For example, the presence or absence of large losses at the early stages of loss development could cause the loss development method to overreact to the favorable or unfavorable experience by assuming it will continue at later stages of development. In these instances, expected loss ratio methods such as "Bornhuetter Ferguson" have the advantage of recognizing large losses without extrapolating unusual large loss activity onto the unreported portion of the losses for the accident year. AIG's loss reserve reviews for long-tail classes typically utilize a combination of both loss development and expected loss ratio methods. Loss development methods are generally given more weight for accident years and classes of business where the loss experience is highly credible. Expected loss ratio methods are given more weight where the reported loss experience is less credible, or is driven more by large losses. Expected loss ratio methods require sufficient information to determine the appropriate expected loss ratio. This information generally includes the actual loss ratios for prior accident years, and rate changes as well as underwriting or other changes which would affect the loss ratio. Further, an estimate of the loss cost trend or loss ratio trend is required in order to allow for the effect of inflation and other factors which may increase or otherwise change the loss costs from one accident year to the next.

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

96            AIG 2011 Form 10-K

The following is a discussion of actuarial methods applied by major class of business:

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Excess Casualty

    AIG generally uses a combination of loss development methods and expected loss ratio methods for excess casualty classes.
Frequency/severity methods are generally not used in isolation as the vast majority of reported claims do not result in a claim payment. In addition, the average severity varies significantly from accident year to accident year due to large losses which characterize this class of business, as well as changing proportions of claims which do not result in a claim payment.
Expected loss ratio methods are generally used for at least the three latest accident years, due to the relatively low credibility of the reported losses. The loss experience is generally reviewed separately for lead umbrella classes and for other excess classes, due to the relatively shorter tail for lead umbrella business. Automobile-related claims are generally reviewed separately from non-auto claims, due to the shorter-tail nature of the automobile-related claims. Claims relating to certain latent exposures such as construction defects or exhaustion of underlying product aggregate limits are reviewed separately due to the unique emergence patterns of losses relating to these claims. The expected loss ratios used for recent accident years are based on the projected ultimate loss ratios of prior years, adjusted for rate changes, estimated loss cost trends and all other changes that can be quantified.
D&O and Related Management Liability Classes of Business

    AIG generally uses a combination of loss development methods and expected loss ratio methods for D&O and related management liability classes of business.
Frequency/severity methods are generally not used in isolation for these classes as the overall losses are driven by large losses more than by claim frequency. Severity trends have varied significantly from accident year to accident year and care is required in analyzing these trends by claim type.
Expected loss ratio methods are given more weight in the two most recent accident years, whereas loss development methods are given more weight in more mature accident years. In addition to these traditional actuarial methods, AIG's actuaries used ground-up claim projections provided by AIG claims staff as a benchmark for determining the indicated ultimate losses for all accident years other than the most recent accident year. For the year-end 2011 loss reserve review, claims projections for accident years 2010 and prior were used. These classes of business reflect claims made coverage, and losses are characterized by low frequency and high severity. Thus, the claim projections can produce an overall indicator of the ultimate loss exposure for these classes by identifying and estimating all large losses.
Workers' Compensation
AIG generally uses a combination of loss development methods and expected loss ratio methods for workers' compensation.
Expected loss ratio methods generally are given significant weight only in the most recent accident year. Workers' compensation claims are generally characterized by high frequency, low severity, and relatively consistent loss development from one accident year to the next. AIG historically has been a leading writer of workers' compensation, and thus has sufficient volume of claims experience to use development methods. AIG generally segregates California business from other business in evaluating workers' compensation reserves. Certain classes of workers' compensation, such as construction, are also evaluated separately. Additionally, AIG writes a number of very large accounts which include workers' compensation coverage. These accounts are generally priced by AIG actuaries, and to the extent appropriate, the indicated losses based on the pricing analysis may be used to record the initial estimated loss reserves for these accounts.

AIG 2011 Form 10-K            97

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Excess Workers' Compensation
AIG generally uses a combination of loss development methods and expected loss ratio methods for excess workers' compensation.
Loss development methods are given the greater weight for mature accident years. Expected loss ratio methods are given the greater weight for the more recent accident years. Excess workers' compensation is an extremely long-tail class of business, with loss emergence extending for decades. Therefore there is limited credibility in the reported losses for many of the more recent accident years. For the mature accident years, AIG's actuaries use claims projections provided by AIG claims staff to help determine the loss development factors for this class of business.
General Liability
AIG generally uses a combination of loss development methods and expected loss ratio methods for primary general liability or products liability classes.
For certain classes of business with sufficient loss volume, loss development methods may be given significant weight for all but the most recent one or two accident years, whereas for smaller or more volatile classes of business, loss development methods may be given limited weight for the five or more most recent accident years. Expected loss ratio methods would be used for the more recent accident years for these classes. The loss experience for primary general liability business is generally reviewed at a level that is believed to provide the most appropriate data for reserve analysis. For example, primary claims made business is generally segregated from business written on an occurrence policy form. Additionally, certain subclasses, such as construction, are generally reviewed separately from business in other subclasses. For example, in the case of environmental liability, AIG's actuaries use claim projections provided by AIG claims staff for long-duration policies. Due to the fairly long-tail nature of general liability business, and the many subclasses that are reviewed individually, there is less credibility in the reported losses and increased reliance on expected loss ratio methods.
Commercial Automobile Liability
AIG generally uses loss development methods for all but the most recent accident year for commercial automobile classes of business.	Expected loss ratio methods are generally given significant weight only in the most recent accident year.
Healthcare

    AIG generally uses a combination of loss development methods and expected loss ratio methods for healthcare classes of business.
Frequency/severity methods are sometimes used for pricing certain healthcare accounts or business. However, in testing loss reserves the business is generally combined into larger groupings to enhance the credibility of the loss experience. The frequency/severity methods that are applicable in pricing may not be appropriate for reserve testing.
The largest component of the healthcare business consists of coverage written for hospitals and other healthcare facilities. Reserves for excess coverage are tested separately from those for primary coverage. For primary coverages, loss development methods are generally given the majority of the weight for all but the latest three accident years, and are given some weight for all years other than the latest accident year. For excess coverages, expected loss methods are generally given all the weight for the latest three accident years, and are also given considerable weight for accident years prior to the latest three years. For other classes of healthcare coverage, an analogous weighting between loss development and expected loss ratio methods is used. The weights assigned to each method are those that are believed to result in the best combination of responsiveness and stability.

98            AIG 2011 Form 10-K

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Professional Liability

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
Catastrophic Casualty

AIG uses expected loss ratio methods for all accident years for catastrophic casualty business. This class of business consists of casualty or financial lines coverage that attach in excess of very high attachment points; thus the claims experience is marked by very low frequency and high severity. Because of the limited number of claims, loss development methods are not used.
The expected loss ratios and loss development assumptions used are based upon the results of prior accident years for this business as well as for similar classes of business written above lower attachment points. The business is generally written on a claims made basis. AIG uses ground-up claim projections provided by AIG claims staff to assist in developing the appropriate reserve.
Aviation

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
Personal Auto (Domestic)
AIG generally uses frequency/severity methods and loss development methods for domestic personal auto classes.
For many classes of business, greater reliance is placed on frequency/severity methods as claim counts emerge quickly for personal auto and allow for more immediate analysis of resulting loss trends and comparisons to industry and other diagnostic metrics.
Fidelity/Surety

AIG generally uses loss development methods for fidelity exposures for all but the latest accident year. For surety exposures, AIG generally uses the same method as for short-tail classes (discussed below).	Expected loss ratio methods are also given weight for the more recent accident years, and for the latest accident year they may be given 100 percent weight.

AIG 2011 Form 10-K            99

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Mortgage Guaranty
AIG tests mortgage guaranty reserves using loss development methods, supplemented by an internal claim analysis by actuaries and staff who specialize in the mortgage guaranty business.
The reserve analysis projects ultimate losses for claims within each of several categories of delinquency based on actual historical experience, using primarily a frequency/severity loss development approach. Additional reserve tests are also employed, such as tests measuring losses as a percent of risk in force. Reserves are reviewed separately for each line of business considering the loss development characteristics, volume of claim data available and applicability of various actuarial methods to each line.

Held reserves for mortgage guaranty insurance losses and loss adjustment expenses are established for reported mortgage loan delinquencies and estimates of delinquencies that have been incurred but have not been reported by loan servicers, based upon historical reporting trends. AIG establishes held reserves using a percentage of the contractual liability (for each delinquent loan reported) that is based upon projected claim experience for each category of delinquency, consistent in total with the overall reserve estimate. Mortgage Guaranty losses and loss adjustment expenses have been adversely affected by macroeconomic events, such as declining home prices and increasing unemployment, among other events, related to the turmoil in the financial markets. Because these macroeconomic events are subject to adverse or favorable change, the determination of the ultimate losses and loss adjustment expenses requires a high degree of judgment. Responding to these adverse macroeconomic influences, numerous government and lender loan modification programs have been implemented to mitigate mortgage losses. The loan modification programs have produced additional cures of delinquent loans in 2011 that may not continue in 2012 as some modification programs are phased out or retired. In addition, these loan modifications may re-default resulting in new losses for Mortgage Guaranty.

Occurrences of fraudulent loans, underwriting violations, and other deviations from contractual terms, mostly related to the 2006 and 2007 blocks of business, have resulted in historically high levels of claim rescissions and denials (collectively referred to as rescissions) during 2011. As a result, many lenders have increased their rescission appeals activity as well as the success rate on those appeals by focusing additional resources on the process. The increased lender attention on tracking down missing loan documents along with the heightened focus on appeals of rescissions caused the estimated ultimate rescission rate (net of appeals) assumed in the loss reserves to be lower than the rescission level experienced in 2010. If this trend continues it may unfavorably affect future results. AIG believes it has provided appropriate reserves for currently delinquent loans, consistent with industry practices.

100            AIG 2011 Form 10-K

Class of Business or Category and Actuarial Method	Application of Actuarial Method

Short-Tail Classes
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
International

Business written by Chartis internationally includes both long-tail and short-tail classes of business. For long-tail classes of business, the actuarial methods used are analogous to those described above. However, the majority of business written by Chartis internationally is short-tail, high frequency and low severity in nature. For this business, loss development methods are generally employed to test the loss reserves.
AIG maintains a database of detailed historical premium and loss transactions in original currency for business written by Chartis internationally, thereby allowing AIG actuaries to determine the current reserves without any distortion from changes in exchange rates over time. In testing the Chartis operations, AIG's actuaries segment the data by region, country or class of business as appropriate to determine an optimal balance between homogeneity and credibility.
Loss Adjustment Expenses

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
Catastrophes
Special analyses are conducted by AIG in response to major catastrophes in order to estimate AIG's gross and net loss and loss expense liability from those events.	These analyses may include a combination of approaches, including modeling estimates, ground-up claim analysis, loss evaluation reports from on-site field adjusters, and market share estimates.

    AIG's loss reserve analyses do not provide a range of loss reserve estimates. Because a large portion of the loss reserves from Chartis business relates to longer-tail casualty classes of business driven by severity rather than frequency of claims, such as excess casualty and D&O, AIG believes that developing a range around loss reserve estimates would not be meaningful. Using the reserving methodologies described above, AIG's actuaries determine their best estimate of the required reserve and advise management of that amount. An important part of AIG's internal governance process over the establishment of loss reserves is the Reserve Review Committee. This multi-disciplinary committee is comprised of senior actuarial, finance, claims, risk management and business unit executives throughout the organization. The purpose of the Reserve Review Committee is to provide oversight, policy establishment and guidance to the reserving process and, when deemed necessary, to adjust the liability for unpaid claims and claim adjustment expenses to an amount that is different than the amounts recommended by the actuaries.

AIG 2011 Form 10-K            101

    For a discussion of the sensitivity analysis on the reserve for unpaid claims and claims adjustment expenses, see Critical Accounting Estimates — Liability for Unpaid Claims and Claims Adjustment Expense (Chartis and Mortgage Guaranty) herein.

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

    The vast majority of these asbestos and environmental claims emanate from policies written in 1984 and prior years. Commencing in 1985, standard policies contained an absolute exclusion for pollution-related damage and an absolute asbestos exclusion was also implemented. The current Chartis Environmental policies that AIG underwrites on a claims-made basis have been excluded from the analysis. See discussion on Chartis Environmental reserves herein for further discussion.

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

    On June 17, 2011, Chartis completed a transaction with NICO, a subsidiary of Berkshire Hathaway, Inc., under which the bulk of Chartis' net domestic asbestos liabilities were transferred to NICO as part of Chartis' ongoing strategy to reduce its overall loss reserve development risk. The transaction with NICO covers potentially volatile U.S.-related asbestos exposures. The transaction does not cover asbestos accounts that Chartis believes have already been reserved to their limit of liability or certain other ancillary asbestos exposure assumed by Chartis subsidiaries.

    Upon the closing of this transaction, but effective as of January 1, 2011, Chartis ceded the bulk of its net domestic asbestos liabilities to NICO under a retroactive reinsurance agreement with an aggregate limit of $3.5 billion. The aggregate limit includes NICO's assumption of collection risk for existing third-party reinsurance recoverable associated with these liabilities. Chartis paid NICO approximately $1.67 billion as consideration for this cession and NICO assumed approximately $1.82 billion of net U.S. asbestos liabilities. As a result of this transaction, Chartis recorded a deferred gain of $150 million in the second quarter of 2011, which is being amortized into income over the settlement period of the underlying claims.

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

102            AIG 2011 Form 10-K

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

    With respect to known environmental claims, AIG established over two decades ago a specialized environmental claims unit, which investigates and adjusts all such environmental claims. This unit evaluates these environmental claims utilizing a claim-by-claim approach that involves a detailed review of individual policy terms and exposures. Because each policyholder presents different liability and coverage issues, AIG generally evaluates exposure on a policy-by-policy basis, considering a variety of factors such as known facts, current law, jurisdiction, policy language and other factors that are unique to each policy. Quantitative techniques have to be supplemented by subjective considerations, including management judgment. Each claim is reviewed at least semi-annually utilizing the aforementioned approach and adjusted as necessary to reflect the current information.

    In the environmental claims unit, AIG actively manages and pursues early resolution with respect to these claims in an attempt to mitigate its exposure to the unpredictable development of these claims. AIG attempts to mitigate its known long-tail environmental exposures by utilizing a combination of proactive claim-resolution techniques, including policy buybacks, complete environmental releases, compromise settlements, and, when appropriate, litigation.

    Similarly, with respect to known asbestos claims, AIG established over two decades ago a specialized toxic tort claims unit, which historically investigated and adjusted all such asbestos claims. As part of the above mentioned NICO transaction, effective January 1, 2011, NICO assumed responsibility for claims handling related to the majority of AIG's domestic asbestos liabilities.

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

    Key observations in 2010 from AIG's third-party actuary that were factors in informing the base-case reserve strengthening included:

  •
  An analysis was performed on policy-specific information including, for instance, policy limits, layers of coverage, ground-up attachment points, and self-insured retentions/deductibles. This policyholder-specific data provided the third-party actuary with an ability to refine its models to produce more account-specific reserves and reduce the amount of standard-model assumptions (i.e., industry assumptions). This new information allowed the third-party actuary to consider certain policies for which assumed losses would not be allocated evenly across years (i.e., pro rata) as assumed under the standard model.

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

AIG 2011 Form 10-K            103

    considers all relevant information and produces as accurate an estimate as possible. During its 2010 loss reserve review, the third-party actuary recommended, and AIG agreed, that such changes be made to certain assumptions and model parameters.

    AIG completed a top-down report year projection as well as a market share projection of its indicated asbestos and environmental loss reserves. These projections consist of a series of tests performed separately for asbestos and for environmental exposures.

    For asbestos, these tests project the losses expected to be reported over the next 16 years, i.e., from 2012 through 2027, based on the actual losses reported through 2011 and the expected future loss emergence for these claims. Three scenarios were tested, with a series of assumptions ranging from more optimistic to more conservative.

    For environmental claims, an analogous series of frequency/severity tests are produced. Environmental claims from future report years (i.e., IBNR) are projected out five years, i.e., through the year 2016.

    At year-end 2011, AIG considered a number of factors and recent experience in addition to the results of the respective top-down and ground-up analyses performed for asbestos and environmental reserves. AIG considered the significant uncertainty that remains as to AIG's ultimate liability relating to asbestos and environmental claims. This uncertainty is due to several factors including:

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

    After AIG carefully considered the recent experience compared to the results of the 2010 ground-up analysis as well as all of the above factors, no adjustment to gross and net asbestos reserves was recognized in 2011. Additionally in 2011, a moderate amount of incurred loss pertaining to the asbestos loss reserve discount is reflected in the table below and is primarily related to the reserves subject to the NICO reinsurance agreement.

    Upon completion of the environmental top-down report year analysis performed in the fourth quarter of 2011, a moderate adjustment to gross and net reserves was recognized.

104            AIG 2011 Form 10-K

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	2011		2010		2009
As of or for the Year Ended December 31, (in millions)
	Gross	Net	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,526	$2,223	$3,236	$1,151	$3,443	$1,200
Dispositions	-	-	(17)	(8)	(84)	(21)
Losses and loss expenses incurred	192 *	76 *	2,940	1,317	482	151
Losses and loss expenses paid	(492)	(236)	(633)	(237)	(605)	(179)
Other changes	-	177	-	-	-	-

Liability for unpaid claims and claims adjustment expense at end of year	5,226	2,240	5,526	2,223	3,236	1,151

Reduction of net loss reserves due to NICO transaction	-	(1,703)	-	-	-	-
Liability for unpaid claims and claims adjustment expense at end of year, reflecting NICO transaction	$5,226	$537	$5,526	$2,223	$3,236	$1,151

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$240	$127	$338	$159	$417	$194
Dispositions	-	-	(27)	(10)	(37)	(7)
Losses and loss expenses incurred	33	27	23	24	2	4
Losses and loss expenses paid	(69)	(35)	(94)	(46)	(44)	(32)

Liability for unpaid claims and claims adjustment expense at end of year	$204	$119	$240	$127	$338	$159

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,766	$2,350	$3,574	$1,310	$3,860	$1,394
Dispositions	-	-	(44)	(18)	(121)	(28)
Losses and loss expenses incurred	225	103	2,963	1,341	484	155
Losses and loss expenses paid	(561)	(271)	(727)	(283)	(649)	(211)
Other changes	-	177	-	-	-	-

Liability for unpaid claims and claims adjustment expense at end of year	5,430	2,359	5,766	2,350	3,574	1,310

Reduction of net loss reserves due to NICO transaction	-	(1,703)	-	-	-	-
Liability for unpaid claims and claims adjustment expense at end of year, reflecting NICO transaction	$5,430	$656	$5,766	$2,350	$3,574	$1,310

*
Primarily represents accretion of discount.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

	2011		2010		2009
At December 31, (in millions)
	Gross	Net	Gross	Net	Gross	Net

Asbestos	$3,685	$1,653	$4,520	$1,964	$2,072	$863
Environmental	57	28	93	38	161	71

Combined	$3,742	$1,681	$4,613	$2,002	$2,233	$934

AIG 2011 Form 10-K            105

The following table presents a summary of asbestos and environmental claims count activity:

	2011			2010			2009
As of or for the Years Ended December 31,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	4,933	4,087	9,020	5,417	5,994	11,411	5,780	6,674	12,454
Claims during year:
Opened	141	207	348	502	354	856	615	983	1,598
Settled	(183)	(83)	(266)	(247)	(125)	(372)	(243)	(215)	(458)
Dismissed or otherwise resolved	(289)	(429)	(718)	(739)	(2,136)	(2,875)	(735)	(1,448)	(2,183)
Other*	841	-	841	-	-	-	-	-	-

Claims at end of year	5,443	3,782	9,225	4,933	4,087	9,020	5,417	5,994	11,411

*
Represents an administrative change to the method of determining the number of open claims, which had no effect on carried reserves.

Survival Ratios – Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at December 31, 2011, 2010 and 2009. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would be before the current ending loss reserves for these claims would be paid off using recent year average payments. The significant increase in the gross and net survival ratios at December 31, 2010 compared to December 31, 2009 relates to the reserve increases recorded in 2010. In addition, AIG's survival ratio for asbestos claims was negatively affected by certain favorable settlements during 2008 and 2007. These settlements reduced gross and net asbestos survival ratios at December 31, 2010 by approximately 0.1 years and 0.3 years, respectively; and reduced gross and net asbestos survival ratios at December 31, 2009 by approximately 0.9 years and 1.9 years, respectively.

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

The following table presents survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2011		2010		2009
Years Ended December 31,	Gross	Net*	Gross	Net	Gross	Net

Survival ratios:
Asbestos	9.1	10.3	8.6	9.2	4.7	3.7
Environmental	2.9	3.1	3.7	3.2	4.5	3.5
Combined	8.4	9.3	8.1	8.4	4.7	3.7

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

    In managing SunAmerica, AIG analyzes the operating performance of each business using Operating income (loss), which is before net realized capital gains (losses) and related DAC and SIA amortization. Operating income (loss) is not a substitute for pre-tax income determined in accordance with U.S. GAAP. However, AIG believes that the presentation of Operating income (loss) enhances the understanding of the underlying profitability of the ongoing operations of SunAmerica. The reconciliations to pre-tax income are provided in the tables that follow.

106            AIG 2011 Form 10-K

SunAmerica Results

The following table presents SunAmerica results:

				Percentage Change
Years Ended December 31, (in millions)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Domestic Life Insurance:
Revenue:
Premiums	$2,513	$2,520	$2,671	-%	(6)%
Policy fees	1,478	1,576	1,581	(6)	-
Net investment income	3,925	4,313	3,819	(9)	13
Other income	3	-	-	NM	NM
Operating expenses:
Policyholder benefits and claims incurred	4,510	4,277	4,161	5	3
Interest credited to policyholder account balances	851	843	866	1	(3)
Amortization of deferred acquisition costs	534	784	716	(32)	9
Other acquisition and insurance expenses	954	991	1,032	(4)	(4)

Operating income	1,070	1,514	1,296	(29)	17
Net realized capital gains (losses)	363	(75)	(712)	NM	89
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital gains (losses)	(29)	(45)	35	36	NM

Pre-tax income	$1,404	$1,394	$619	1%	125%

Domestic Retirement Services:
Revenue:
Policy fees	$1,227	$1,134	$1,075	8%	5%
Net investment income	5,957	6,455	5,734	(8)	13
Other income	206	-	-	NM	NM
Operating expenses:
Policyholder benefits and claims incurred	104	(1)	227	NM	NM
Interest credited to policyholder account balances	3,595	3,637	3,838	(1)	(5)
Amortization of deferred acquisition costs	694	491	952	41	(48)
Other acquisition and insurance expenses	806	928	780	(13)	19

Operating income	2,191	2,534	1,012	(14)	150
Net realized capital losses	(357)	(1,176)	(2,802)	70	58
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital losses	(328)	(40)	73	NM	NM
Goodwill impairment charges	-	-	(81)	NM	NM

Pre-tax income (loss)	$1,506	$1,318	$(1,798)	14%	NM %

Total SunAmerica:
Revenue:
Premiums	$2,513	$2,520	$2,671	-%	(6)%
Policy fees	2,705	2,710	2,656	-	2
Net investment income	9,882	10,768	9,553	(8)	13
Other income	209	-	-	NM	NM
Operating expenses:
Policyholder benefits and claims incurred	4,614	4,276	4,388	8	(3)
Interest credited to policyholder account balances	4,446	4,480	4,704	(1)	(5)
Amortization of deferred acquisition costs	1,228	1,275	1,668	(4)	(24)
Other acquisition and insurance expenses	1,760	1,919	1,812	(8)	6

Operating income	3,261	4,048	2,308	(19)	75
Net realized capital gains (losses)	6	(1,251)	(3,514)	NM	64
Benefit (amortization) of DAC, VOBA and SIA related to net realized capital gains (losses)	(357)	(85)	108	(320)	NM
Goodwill impairment charges	-	-	(81)	NM	NM

Pre-tax income (loss)	$2,910	$2,712	$(1,179)	7%	NM %

AIG 2011 Form 10-K            107

 2011 and 2010 Comparison

    SunAmerica reported a decrease in operating income in 2011 compared to 2010, reflecting lower net investment income, higher DAC amortization and higher policyholder benefit expense in SunAmerica's variable annuity business due to equity market conditions, and an increase in incurred but not reported (IBNR) death claim reserves.

    Net investment income reflected a slight decline in base yields (12 basis points), as investment purchases in late 2010 and 2011 were made at yields lower than the weighted average yields of the existing base portfolio. The lower yields were partially offset by an increase in income from the reinvestment of significant amounts of cash and short term investments during 2011. The following decreases in investment enhancement items also contributed to lower net investment income in 2011 compared to 2010:

  •
  $471 million decrease in valuation gains on ML II;

  •
  $196 million lower call and tender income;

  •
  $163 million of losses from equity-method investments in two trusts created by AIG to hold leased commercial aircraft, in which SunAmerica has non-voting preferred equity and debt interests. The losses reflect aircraft impairments recorded by the trusts in 2011 based on reviews of aircraft recoverability, which consider projected undiscounted future cash flows subject to assumptions based on current macroeconomic and industry trends and conditions; and

  •
  $121 million decrease in private equity funds and hedge funds income.

    DAC amortization and policyholder benefit expenses related to weaker equity market conditions were $93 million in 2011, compared to an $87 million reduction to expenses due to more favorable equity market conditions in 2010. In a weak equity market, SunAmerica increases policyholder benefit reserves to recognize the expected value of death benefits in excess of the projected account balance for certain guaranteed benefits features of variable annuities. The DAC asset related to these products may also be adjusted through amortization expense, to reflect updates of future estimated gross profits due to equity market assumptions. The effect on the estimated gross profits of variable products of short-term fluctuations in the equity markets are mitigated in part through the use of a reversion to mean methodology. Under this methodology, SunAmerica assumes a long-term growth rate for the assets backing these liabilities, which factors in potential short-term fluctuations in the financial markets, and if the long-term growth rate assumption is deemed to be unreasonable in light of the current market conditions, the long-term growth rate assumption is revised upward or downward to reflect the revised estimate. See Note 2(g) to the Consolidated Financial Statements for additional discussion.

    SunAmerica recorded an increase of approximately $202 million in the estimated reserves for incurred but not reported death claims in 2011 in conjunction with the use of the Social Security Death Master File (SSDMF) to identify potential claims not yet filed with its life insurance companies. Although SunAmerica has enhanced its claims practices to include use of the SSDMF, it is possible that industry-wide regulatory inquiries, audits and other regulatory activity could result in the payment of additional death claims, additional escheatment of funds deemed abandoned under state laws, administrative penalties and interest.

    Offsetting these decreases in operating income was $226 million of legal settlement net proceeds received in 2011. In three separate agreements, SAFG Retirement Services, Inc. (SAFG), formerly known as AIG Retirement Services, Inc. agreed to resolve its claims in the matter titled AIG Retirement Services, Inc. v. Altus Finance S.A. et al.

    Other acquisition and insurance expenses declined $159 million, or 8 percent, compared to 2010, primarily due to legal expense accruals and state guaranty fund assessments which were higher in 2010, as well as a reduction in the cost of letters of credit related to reinsurance.

    Pre-tax income for SunAmerica reflected net realized capital gains in 2011 compared to net realized capital losses in 2010 due principally to a $981 million decline in other-than-temporary impairments, a decline in fair value losses on derivatives primarily used to hedge the effect of interest rate and foreign exchange movements on Guaranteed Investment Contracts (GIC) reserves, and declines in the allowance for mortgage loans. These

108            AIG 2011 Form 10-K

improvements were partially offset by a $465 million increase in fair value losses of embedded derivatives, net of economic hedges, relating to variable annuity products with living benefit guarantees, compared to 2010, driven by declines in long — term interest rates. Due to statutory capital considerations, a significant portion of the interest rate exposure related to these variable annuity contract features is unhedged.

    SunAmerica periodically evaluates the estimates used to establish its liabilities for future policy benefits and DAC. These estimates may be adjusted based on actual experience and management judgment regarding assumptions which include mortality, morbidity, persistency, maintenance expenses and investment returns. These current best estimates are used to determine whether to adjust DAC and record additional liabilities when unrealized gains or losses on available-for-sale investment securities are recognized through accumulated other comprehensive income, at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. An actual sale of the underlying securities could trigger an actual loss recognition event that would result in the amortization of DAC and the recognition of higher reserves through policyholder benefit expense due to a deficiency in future earnings. Primarily as a result of the low interest rate environment in 2011, SunAmerica recorded additional future policy benefits and adjustments to DAC totaling $1.6 billion, net of tax, as of December 31, 2011, which were charged directly to accumulated other comprehensive income (loss) and included within the change in net unrealized appreciation (depreciation) of investments.

2010 and 2009 Comparison

    SunAmerica reported an increase in operating income in 2010 compared to 2009 primarily due to higher net investment income and favorable changes in DAC and SIA amortization and policyholder benefit expenses due to improved equity market conditions in 2010 relative to 2009.

    Higher net investment income in 2010 compared to 2009 reflected the following:

  •
  $699 million increase in private equity funds and hedge funds income;

  •
  $539 million increase in valuation gains on ML II; and

  •
  $279 million higher call and tender income.

    In 2009, DAC and SIA amortization unlocking and related reserve strengthening charges of $611 million were primarily due to reductions in the long-term growth assumptions and deteriorated equity market conditions early in 2009 for group retirement products and individual variable annuities, and projected increases in surrenders for individual fixed annuities. The 2010 unlocking and reserve strengthening was not significant.

    The improvement in the pre-tax results for SunAmerica in 2010 compared to 2009 reflected a decline in net realized capital losses due principally to a significant decline in other-than-temporary impairments, and an increase in net realized gains from the sale of investments in 2010 partially offset by affordable housing partnership impairments and an increase in fair value losses on derivatives primarily used to hedge the effect of interest rate and foreign exchange movements on GIC reserves. See Results of Operations — Consolidated Results — Premiums; — Net Investment Income; and — Net Realized Capital Gains (Losses) herein.

AIG 2011 Form 10-K            109

Sales and Deposits

The following tables summarize SunAmerica premiums, deposits and other considerations by product*:

				Percentage Change
Years Ended December 31, (in millions)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Premiums, deposits and other considerations
Individual fixed annuity deposits	$6,606	$4,410	$5,348	50%	(18)%
Group retirement product deposits	7,312	6,309	6,201	16	2
Life insurance	4,713	5,110	5,538	(8)	(8)
Individual variable annuity deposits	3,212	2,072	891	55	133
Retail mutual funds	1,925	1,101	782	75	41
Individual annuities runoff	70	84	47	(17)	79

Total premiums, deposits and other considerations	$23,838	$19,086	$18,807	25%	1%

Independent – retail	$144	$123	$123	17%	-%
Independent – institutional	25	32	19	(22)	68
Affiliated – Career and Matrix Direct	109	98	86	11	14

Total life insurance sales	$278	$253	$228	10%	11%

*
Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and 10 percent of single premiums and unscheduled deposits from new and existing policyholders. Annuity sales represent deposits from new and existing customers.

 Premiums

    Premiums represent premiums received on traditional life insurance policies and deposits on life- contingent payout annuities. Premiums, deposits and other considerations is a non-GAAP measure which includes life insurance premiums, deposits on annuity contracts and mutual funds.

The following table presents a reconciliation of premiums, deposits and other considerations to premiums:

Years Ended December 31, (in millions)	2011	2010	2009

Premiums, deposits and other considerations	$23,838	$19,086	$18,807
Deposits	(21,376)	(16,462)	(15,993)
Other	51	(104)	(143)

Premiums	$2,513	$2,520	$2,671

2011 and 2010 Comparison

    Total premiums, deposits and other considerations increased in 2011 as deposits from individual fixed annuities, individual variable annuities and retail mutual funds all showed significant increases.

    Group retirement deposits increased primarily due to higher levels of individual rollover deposits in 2011. Individual fixed annuity deposits increased as certain bank distributors negotiated a lower commission in exchange for a higher rate offered to policyholders which made SunAmerica's individual fixed annuity products more attractive. However, fixed annuity deposits declined in the latter part of 2011 from the first six months of 2011 due to significant declines in interest rates. Variable annuity sales increased due to reinstatements of relationships at a number of key broker-dealers, and increased wholesaler productivity. Deposits from life insurance products increased in 2011 but were more than offset by declines in deferred annuities sold through life insurance distribution channels and a large private placement variable annuity sale in 2010. Retail mutual fund annual sales growth was driven by SunAmerica Asset Management Corp.'s Specialty Series product offerings (Alternative Strategies and Global Trends) and the Focused Dividend Strategy Portfolio.

    SunAmerica grew new sales of mortality based life insurance products during 2011 by strengthening the core retail independent distribution channel and continuing to focus on career agent and direct-to-consumer distribution. Retail life sales increased 17 percent during 2011 as SunAmerica continues to re-engage independent

110            AIG 2011 Form 10-K

distribution channels. Affiliated distribution channels grew 11 percent in 2011 as a result of an enhanced product suite that appeals to middle market consumers. Matrix Direct, SunAmerica's direct-to-consumer platform, has proven highly effective for the distribution of term life and A&H products. The decline in institutional sales during 2011 reflects several large variable universal life sales during 2010.

2010 and 2009 Comparison

    Total premiums, deposits and other considerations increased in 2010 compared to 2009 as improved sales from life insurance, group retirement products and individual variable annuities offset a decline in individual fixed annuity deposits. Group Retirement deposits increased for 2010 primarily due to improved sales from individual rollovers. Individual fixed annuity deposits decreased primarily due to the low interest rate environment in 2010. Variable annuity sales increased due to competitive product enhancements, reinstatements at a number of key broker-dealers, and increased wholesaler productivity. Payout annuity sales increased in 2010 compared to 2009 as a result of improved structured settlement and immediate annuity sales. Life insurance sales decreased in 2010 compared to 2009 driven by term and universal life products sold through independent and career distribution networks.

Domestic Retirement Services Net Flows

The following table presents the account value rollforward for Domestic Retirement Services:

Years Ended December 31, (in millions)	2011	2010	2009

Group retirement products
Balance, beginning of year	$68,365	$63,419	$56,861
Deposits – annuities	5,652	4,937	4,856
Deposits – mutual funds	1,660	1,372	1,345

Total deposits	7,312	6,309	6,201
Surrenders and other withdrawals	(5,853)	(6,647)	(7,233)
Death benefits	(371)	(317)	(275)

Net inflows (outflows)	1,088	(655)	(1,307)
Change in fair value of underlying investments, interest credited, net of fees	457	5,601	7,865
Future policy benefits related to unrealized investment appreciation	15	-	-

Balance, end of year	$69,925	$68,365	$63,419

Individual fixed annuities
Balance, beginning of year	$48,489	$47,202	$48,394
Deposits	6,606	4,410	5,348
Surrenders and other withdrawals	(3,456)	(3,520)	(6,715)
Death benefits	(1,570)	(1,479)	(1,700)

Net inflows (outflows)	1,580	(589)	(3,067)
Change in fair value of underlying investments, interest credited, net of fees	1,828	1,876	1,875
Future policy benefits related to unrealized investment appreciation	379	-	-

Balance, end of year	$52,276	$48,489	$47,202

AIG 2011 Form 10-K            111

Years Ended December 31, (in millions)	2011	2010	2009

Individual variable annuities
Balance, beginning of year	$25,581	$24,637	$23,593
Deposits	3,212	2,072	891
Surrenders and other withdrawals	(2,982)	(2,725)	(2,667)
Death benefits	(452)	(437)	(404)

Net outflows	(222)	(1,090)	(2,180)
Change in fair value of underlying investments, interest credited, net of fees	(463)	2,034	3,224

Balance, end of year	$24,896	$25,581	$24,637

Retail mutual funds
Balance, beginning of year	$5,975	$5,879	$5,767
Deposits	1,925	1,101	782
Redemptions	(1,447)	(1,252)	(1,174)

Net inflows (outflows)	478	(151)	(392)
Change in fair value of underlying investments, interest credited, net of fees	(232)	247	504

Balance, end of year	6,221	5,975	5,879

Total Domestic Retirement Services
Balance, beginning of year	$148,410	$141,137	$134,615
Deposits	19,055	13,892	13,222
Surrenders, redemptions and other withdrawals	(13,738)	(14,144)	(17,789)
Death benefits	(2,393)	(2,233)	(2,379)

Net inflows (outflows) – excluding retail mutual funds	2,924	(2,485)	(6,946)
Change in fair value of underlying investments, interest credited, net of fees	1,590	9,758	13,468
Future policy benefits related to unrealized investment appreciation	394	-	-

Balance, end of year, excluding runoff	153,318	148,410	141,137
Individual annuities runoff	4,299	4,430	4,637
GIC runoff	6,706	8,486	8,536

Balance, end of year	$164,323	$161,326	$154,310

General and separate account reserves and mutual funds
General account reserve	$102,580	$97,515	$94,912
Separate account reserve	46,006	48,804	45,444

Total general and separate account reserves	148,586	146,319	140,356
Group retirement mutual funds	9,516	9,032	8,075
Retail mutual funds	6,221	5,975	5,879

Total reserves and mutual funds	$164,323	$161,326	$154,310

2011 and 2010 Comparison

    Net flows improved in 2011 due to both the significant increase in deposits and favorable surrender experience in group retirement and individual fixed annuities. However, individual fixed annuities net flows declined in the second half of the year due to lower deposits resulting from the low interest rate environment. Should the current low interest rate environment persist, net flows are likely to decline in 2012 from 2011 levels. Surrender rates for individual fixed annuities also decreased in 2011 due to the low interest rate environment and the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace. SunAmerica has returned to a more normal level of group surrender activity that no longer reflects the negative AIG publicity associated with the events of 2008 and 2009. Individual variable annuities net flows improved from 2010 levels due primarily to higher deposits throughout 2011 and turned positive in the fourth quarter of 2011.

112            AIG 2011 Form 10-K

2010 and 2009 Comparison

    Surrender rates continued to improve in 2010 compared to 2009 for group retirement products, individual fixed annuities and individual variable annuities as surrenders have returned to more normal levels. Surrender rates for individual fixed annuities have decreased significantly in 2010 due to the low interest rate environment and the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace.

The following table presents reserves by surrender charge category and surrender rates:

	2011			2010
At December 31, (in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$53,100	$18,179	$10,061	$52,742	$14,006	$11,859
0% - 2%	1,186	2,922	4,317	1,292	3,510	4,083
Greater than 2% - 4%	1,248	4,719	2,068	1,754	5,060	2,040
Greater than 4%	4,060	23,372	7,764	2,753	22,777	7,361
Non-Surrenderable	815	3,084	686	792	3,136	238

Total reserves	$60,409	$52,276	$24,896	$59,333	$48,489	$25,581

Surrender rates	8.4%	6.8%	11.9%	10.3%	7.4%	11.4%

*
Excludes mutual funds of $9.5 billion and $9.0 billion in 2011 and 2010, respectively.

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

    As discussed in Note 3 to the Consolidated Financial Statements, in order to align financial reporting with changes made during 2011 to the manner in which AIG's chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, beginning in the third quarter of 2011, Aircraft Leasing is being presented as a standalone reportable segment. It was previously reported as a component of the Financial Services reportable segment. Prior periods have been revised to conform to the current period presentation for the segment changes.

AIG 2011 Form 10-K            113

Aircraft Leasing Results

Aircraft Leasing results were as follows:

				Percentage Change
Years Ended December 31, (in millions)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Aircraft leasing revenues:
Rental revenue	$4,447	$4,727	$4,932	(6)%	(4)%
Interest and other revenues	20	22	35	(9)	(37)

Total aircraft leasing revenues	4,467	4,749	4,967	(6)	(4)

Interest expense	1,427	1,397	1,222	2	14
Loss on extinguishment of debt	61	-	-	NM	NM
Aircraft leasing expense:
Depreciation expense	1,871	1,968	1,973	(5)	-
Impairments charges, fair value adjustments and lease-related charges	1,689	1,704	51	(1)	NM
Other expenses	414	378	361	10	5

Total aircraft leasing expense	3,974	4,050	2,385	(2)	70

Operating income (loss)	(995)	(698)	1,360	(43)	NM
Net realized capital gains (losses)	(10)	(31)	25	68	NM

Pre-tax income (loss)	$(1,005)	$(729)	$1,385	(38)%	NM %

2011 and 2010 Comparison

    The Aircraft Leasing pre-tax loss increased in 2011 compared to 2010 primarily due to lower rental revenues as a result of a reduction in ILFC's average fleet size resulting from sales of aircraft and lower lease revenue earned on re-leased aircraft in its fleet, partially offset by lower depreciation charges. In 2011, ILFC had an average of 932 aircraft in its fleet, compared to 963 in 2010.

    Additionally, ILFC recorded impairment charges, fair value adjustments and lease-related charges of $1.7 billion in each of 2011 and 2010. The impairment charges in 2011 resulted from unfavorable trends affecting the residual values of certain aircraft types. In monitoring the aircraft in ILFC's fleet for impairment charges on an on-going basis, ILFC considers facts and circumstances such as projected lease rates and terms, residual values, overhaul rental realization and aircraft holding periods. These items are considered in determining whether ILFC would need to modify its assumptions used in its recoverability assessments. In addition to these factors, ILFC considered its newly acquired end-of-life management capabilities from its acquisition of AeroTurbine and its impact on ILFC's strategy, as well as potential sales. While ILFC's overall business model has not changed, its expectation of how it may manage out-of-production aircraft, or aircraft that have been affected by new technology developments, changed due to the AeroTurbine acquisition. The result of the overall assessment based on ILFC's updated assumptions and management's change in its end-of-life strategy for older generation aircraft indicated that the book value of certain aircraft were not fully recoverable and these aircraft were deemed impaired. The aircraft impaired were primarily out-of-production aircraft, or aircraft that have been impacted by new technology developments.

2010 and 2009 Comparison

    ILFC reported a pre-tax loss in 2010 compared to pre-tax income in 2009 primarily due to impairment charges, fair value adjustments and lease related charges recorded on aircraft in its fleet. During 2010, ILFC recorded asset impairment losses of $1.1 billion on certain aircraft in its fleet reflecting management's outlook related to new technology developments and the future recovery of the airline industry due to a decrease in demand for certain aircraft types, increased volatility in fuel costs and changes in other macroeconomic conditions which, when aggregated, resulted in lower future estimated lease rates used in ILFC's annual recurring recoverability assessment. Additionally, ILFC recorded asset impairment charges, fair value adjustments and lease-related

114            AIG 2011 Form 10-K

charges aggregating $597 million on aircraft sold. ILFC also incurred increased interest expense driven by higher composite borrowing rates, and an increase in the provision for overhauls to reflect an increase in future reimbursements.

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

  •
  Global Capital Markets — consist of the operations of AIG Markets and the remaining AIGFP derivatives portfolio. AIG Markets acts as the derivatives intermediary between AIG companies and third parties. The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011. Although the remaining AIGFP derivatives portfolio may experience periodic fair value volatility, the portfolio consists predominantly of transactions AIG believes are of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis. AIGFP is entering into new derivative transactions only to hedge its current portfolio.

  •
  Direct Investment book — includes results for the MIP and the results of certain non-derivative assets and liabilities of AIGFP.

  •
  Retained Interests — Fair value gains or losses on AIG's remaining interest in AIA ordinary shares retained following the AIA initial public offering, the retained interest in ML III, and, prior to their sale on March 8, 2011, the MetLife securities that were received as consideration from the sale of ALICO.

  •
  Corporate & Other — consists primarily of interest expense, intercompany interest income that is eliminated in consolidation, expenses of corporate staff not attributable to specific business segments (including restructuring costs), expenses related to internal controls, corporate initiatives, certain compensation plan expenses, corporate-level net realized capital gains and losses, certain litigation-related charges and credits, and net gains and losses on sales of divested businesses that did not qualify for discontinued operations accounting treatment.

  •
  Divested Businesses — include operating results of certain businesses that have been divested that did not meet the criteria for discontinued operations classification, primarily consisting of AIA in 2010.

AIG 2011 Form 10-K            115

Other Operations Results

The following table presents pre-tax income for AIG's Other operations:

				Percentage Change
(in millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009

Mortgage Guaranty	$(73)	$373	$(1,688)	NM	%	NM %
Global Capital Markets	(7)	193	603	NM		(68)
Direct Investment book	622	1,242	1,506	(50)		(18)
Retained interests:
Change in the fair value of the MetLife securities prior to their sale	(157)	665	-	NM		NM
Change in fair value of AIA securities	1,289	(638)	-	NM		NM
Change in fair value of ML III(a)	(646)	1,792	419	NM		328

Corporate & Other:
Interest expense on FRBNY Credit Facility(b)	(72)	(4,107)	(10,381)	98		60
Other interest expense	(2,001)	(2,380)	(2,676)	16		11
Other corporate expenses	(703)	(1,370)	(3,253)	49		58
Loss on extinguishment of debt	(2,847)	(104)	-	NM		NM
Net realized capital gains (losses)	(30)	500	750	NM		(33)
Net gain (loss) on sale of divested businesses	(74)	17,098	(1,271)	NM		NM

Total Corporate & Other	(5,727)	9,637	(16,831)	NM		NM

Divested businesses	-	2,540	2,159	NM		18
Consolidation and eliminations	-	89	(361)	NM		NM

Total Other operations	$(4,699)	$15,893	$(14,193)	NM	%	NM %

(a)
Corporate & Other contributed its equity interest in ML III to an AIG subsidiary reported above, during the second quarter of 2009.

(b)
Includes interest expense of $2 million, $75 million and $89 million for 2011, 2010 and 2009, respectively, allocated to discontinued operations in consolidation.

 Mortgage Guaranty

    The main business of the subsidiaries of UGC is the issuance of residential mortgage guaranty insurance, both domestically, and to a lesser extent, internationally, that covers mortgage lenders from the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one- to four-family residences.

The following table presents pre-tax income for Mortgage Guaranty:

				Percentage Change
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Underwriting results:
Net premiums written	$801	$756	$911	6%	(17)%
(Increase) decrease in unearned premiums	(9)	219	119	NM	84

Net premiums earned	792	975	1,030	(19)	(5)
Claims and claims adjustment expenses incurred	834	500	2,869	67	(83)
Underwriting expenses	183	295	2	(38)	NM

Underwriting profit (loss)	(225)	180	(1,841)	NM	NM

Investing and other results:
Net investment income	132	149	168	(11)	(11)
Net realized capital gains (losses)	20	44	(15)	(55)	NM

Pre-tax income (loss)	$(73)	$373	$(1,688)	NM %	NM %

116            AIG 2011 Form 10-K

2011 and 2010 Comparison

    UGC recorded a pre-tax loss in 2011 compared to pre-tax income in 2010, primarily due to:

  •
  an increase in claims and claims adjustment expenses of $334 million, primarily in first-lien business, reflecting increased overturns of denied and rescinded claims and unfavorable first-lien loss development of $76 million in 2011, compared to favorable loss development of $385 million in 2010, partially offset by lower levels of newly reported delinquencies in the first-lien, second-lien and international products, and a reduction in reserves due to an agreement to resolve certain delinquencies with a major European lender that resulted in a $43 million benefit;

  •
  declines in earned premiums from the second-lien, private student loan and international businesses, which were placed into runoff during 2008, partially offset by an increase in earned premiums from first-lien business; and

  •
  the accrual of $22 million to pay for previously rescinded losses, certain legal fees and interest in connection with an adverse judgment. UGC has appealed the court's decision.

    Partially offsetting these declines was a reduction in underwriting expenses compared to 2010 reflecting a $94 million accrual of estimated remedy losses in 2010. Remedy losses represent the indemnification for losses incurred by lenders arising from obligations contractually assumed by UGC as a result of underwriting services provided to lenders during times of high loan origination activity. UGC believes it has adequately accrued for these losses at December 31, 2011. Pre-tax income for 2010 also includes gains of approximately $150 million from legal settlements and reinsurance commutations.

2010 and 2009 Comparison

    Mortgage Guaranty reported pre-tax income in 2010 compared to a pre-tax loss in 2009, driven by:

  •
  favorable prior year reserve development, primarily in first liens, due to increased cures, rescissions and claims denials, compared to unfavorable development in 2009;

  •
  gains of $150 million in 2010 from legal settlements and reinsurance commutations; and

  •
  lower levels of newly reported delinquencies in the first-lien, second-lien and international products, partially offset by increased delinquencies in private student loans. During 2010, UGC commuted the majority of its private student loan portfolio.

    Partially offsetting the improved 2010 results were:

  •
  lower earned premiums in first-lien, second-lien, and international businesses in 2010;

  •
  the accrual of $94 million of remedy losses in 2010 as noted above; and

  •
  the amortization of the second-lien premium deficiency reserve of $222 million in 2009.

Risk-in-Force

The following table presents risk in force and delinquency ratio information for Mortgage Guaranty domestic business:

At December 31, (dollars in billions)	2011	2010

Domestic first-lien:
Risk in force	$25.6	$25.3
60+ day delinquency ratio on primary loans(a)	13.9%	16.3%
Domestic second-lien:
Risk in force(b)	$1.5	$2.1

(a)
Based on number of policies.

(b)
Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

AIG 2011 Form 10-K            117

 Global Capital Markets Operations

2011 and 2010 Comparison

    Global Capital Markets reported a pre-tax loss in 2011 compared to pre-tax income in 2010 primarily due to a decrease in unrealized market valuation gains related to the AIGFP super senior credit default swap (CDS) portfolio and losses in 2011 compared to gains in 2010 on the AIGFP CDS contracts referencing single-name exposures written on corporate, index and asset-backed credits, which are not included in the AIGFP super senior CDS portfolio. These items were partially offset by improvements related to the net effect of changes in credit spreads on the credit valuation adjustments of AIGFP's derivative assets and liabilities. During 2011, AIGFP recorded an unrealized market valuation gain on its super senior CDS portfolio of $339 million compared to an unrealized market valuation gain of $598 million in 2010. The reduction in gains resulted primarily from CDS transactions written on multi-sector CDOs driven by price declines of the underlying assets. AIGFP also recognized a loss of $23 million in 2011 on CDS contracts referencing single-name exposures as compared to a gain of $149 million in 2010 due to a decline in market conditions. During 2011, AIGFP recognized a net credit valuation adjustment loss on derivative assets and liabilities of $53 million compared to a net credit valuation adjustment loss of $200 million in 2010 due to a narrowing of corporate spreads.

2010 and 2009 Comparison

    Global Capital Markets reported lower pre-tax income in 2010 compared to 2009 primarily due to lower unrealized market valuation gains related to the AIGFP super senior CDS portfolio and the significant decrease related to the net effect of changes in credit spreads on the credit valuation adjustments of AIGFP's derivative assets and liabilities, partially offset by lower costs related to the continued wind-down of AIGFP's businesses and portfolios. During 2010, AIGFP recorded an unrealized market valuation gain on its super senior CDS portfolio of $598 million compared to an unrealized market valuation gain of $1.4 billion in 2009. During 2010, AIGFP recognized a net credit valuation adjustment loss on derivative assets and liabilities of $200 million compared to a net credit valuation adjustment gain of $775 million in 2009.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities herein for a discussion of AIGFP's super senior CDS portfolio.

Direct Investment Book Results

2011 and 2010 Comparison

    The Direct Investment book pre-tax income decreased in 2011 compared to 2010 due to lower net gains on credit valuation adjustments on non-derivative assets and liabilities accounted for under the fair value option and lower interest income in the MIP due to approximately $4.9 billion in sales of investments during the fourth quarter of 2010 and the first quarter of 2011 to increase liquidity. These declines were partially offset by significantly lower other-than-temporary impairments on fixed maturity securities.

2010 and 2009 Comparison

    The Direct Investment book pre-tax income decreased in 2010 compared to 2009 due to lower net gains on credit valuation adjustments on non-derivative assets and liabilities accounted for under the fair value option, partially offset by significantly lower other-than-temporary impairments on fixed maturity securities.

118            AIG 2011 Form 10-K

The following table presents credit valuation adjustment gains (losses) for the Direct Investment book (excluding intercompany transactions):

(in millions)	Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities

Year Ended December 31, 2011
Bond trading securities	$(71)	Notes and bonds payable	$141
Loans and other assets	31	Hybrid financial instrument liabilities	147
		Guaranteed Investment Agreements (GIAs)	112
		Other liabilities	20

Decrease in assets	$(40)	Decrease in liabilities	$420

Net pre-tax increase to Other income	$380

Year Ended December 31, 2010
Bond trading securities	$1,678	Notes and bonds payable	$(251)
Loans and other assets	40	Hybrid financial instrument liabilities	(311)
		GIAs	(173)
		Other liabilities	(44)

Increase in assets	$1,718	Increase in liabilities	$(779)

Net pre-tax increase to Other income	$939

Year Ended December 31, 2009
Bond trading securities	2,095	Notes and bonds payable	(163)
Loans and other assets	(48)	Hybrid financial instrument liabilities	(83)
		GIAs	172
		Other liabilities	(12)

Increase in assets	$2,047	Increase in liabilities	$(86)

Net pre-tax increase to Other income	$1,961

Change in Fair Value of the MetLife Securities Prior to Sale

    AIG recognized a loss in 2011, representing the decline in the securities' value, due to market conditions, from December 31, 2010 through the date of their sale in the first quarter of 2011.

Change in Fair Value of AIA Securities

    AIG recognized a $1.3 billion gain in 2011, a 12 percent increase in the value of AIG's 33 percent interest in AIA, which is recorded in Other invested assets and accounted for under the fair value method. In 2010, AIG recognized a $638 million loss on its interest in AIA during the approximate two month holding period following the initial public offering in late October 2010.

Change in Fair Value of ML III

    The loss attributable to AIG's interest in ML III for 2011 was due to significant spread widening and reduced interest rates.

    The gain of $1.8 billion on ML III for 2010 was attributable to the shortening of weighted average life by 1.34 years. Additionally, fair value for 2010 was positively affected by a decrease in projected credit losses in the underlying collateral securities. During 2010, credit spreads tightened by 287 basis points.

AIG 2011 Form 10-K            119

Corporate & Other

    Corporate & Other reported pre-tax losses of $5.7 billion in 2011 compared to pre-tax gains of $9.6 billion in 2010 primarily due to gains on sales of divested businesses in 2010, primarily related to AIA, partially offset by:

  •
  a decline in interest expense as a result of the repayment of the FRBNY Credit Facility;

  •
  a reduction in other corporate expenses due to the securities litigation charges recorded in 2010; and

  •
  a pre-tax gain on extinguishment of debt of approximately $484 million resulting from the exchange of outstanding junior subordinated debentures for senior notes pursuant to an exchange offer.

    These improvements were mostly offset by a loss on extinguishment of debt of $3.3 billion in connection with the Recapitalization, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility and net realized capital losses recorded in 2011 compared to net realized capital gains in 2010.

    Corporate & Other reported pre-tax income in 2010 compared to a pre-tax loss in 2009 primarily due to the following:

  •
  a decline in interest expense on the FRBNY Credit Facility; and

  •
  gains on sales of divested businesses in 2010, primarily related to AIA, compared to losses in 2009.

Divested Businesses

    Divested businesses include the operating results of divested businesses that did not qualify for discontinued operations accounting through the date of their sale. The Divested businesses results for 2010 primarily represent the historical results of AIA, which was deconsolidated in November 2010 in conjunction with its initial public offering.

CONSOLIDATED OTHER COMPREHENSIVE INCOME

The following table presents AIG's consolidated other comprehensive income (loss):

				Increase (Decrease)
Years Ended December 31, (in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Change in unrealized appreciation of investments	$5,518	$9,910	$33,221	$(4,392)	$(23,311)
Change in deferred acquisition costs adjustment and other	(819)	(946)	(3,890)	127	2,944
Change in future policy benefits	(2,302)	-	-	(2,302)	-
Change in foreign currency translation adjustments	8	703	2,933	(695)	(2,230)
Change in net derivative gains (losses) arising from cash flow hedging activities	51	105	95	(54)	10
Change in retirement plan liabilities adjustment	(365)	9	168	(374)	(159)
Change attributable to divestitures and deconsolidations	(5,098)	(5,082)	809	(16)	(5,891)
Deferred tax asset (liability)	177	(2,242)	(11,579)	2,419	9,337

Total other comprehensive income (loss)	$(2,830)	$2,457	$21,757	$(5,287)	$(19,300)

Change in Unrealized Appreciation of Investments

    The $5.5 billion increase in 2011 was primarily attributable to continued appreciation in bonds available for sale of $0.7 billion and $4.6 billion recognized by Chartis and SunAmerica, respectively, due to continued improvements in financial market conditions and declines in U.S. Treasury rates, which were partially offset by widening spreads.

    The $9.9 billion increase in 2010 primarily reflects the $0.6 billion and $7.0 billion appreciation in bonds available for sale held by Chartis and SunAmerica operations, respectively, due to lower U.S. Treasury rates and

120            AIG 2011 Form 10-K

slightly narrowed spreads. The structured securities portfolio accounted for more than half of the positive change in 2010, as RMBS and CMBS continued to recover from the distressed pricing levels of the financial crisis. The increase in 2010 also includes $578 million of appreciation in available-for-sale equities held by Chartis.

    The $33.2 billion in unrealized appreciation for 2009 reflects $30.2 billion and $2.9 billion in appreciation in bonds and equities available for sale, respectively, related to the continued recovery of the global financial markets in 2009, as investors returned to equity and bond markets.

Change in Deferred Acquisition Costs Adjustment and Other

    The decline in deferred acquisition costs in all periods is primarily the result of increases in the unrealized appreciation of investments supporting interest-sensitive products. The decline since 2009 reflects the divestiture of multiple life insurance operations, including the sales of Nan Shan, AIG Star and AIG Edison in 2011, the deconsolidation of AIA in 2010 and sale of ALICO in 2010.

Change in Future Policy Benefits

    AIG periodically evaluates the assumptions used to establish its deferred acquisition costs and future policy benefits. These assumptions may be adjusted based on actual experience and management judgment. Key assumptions include mortality, morbidity, persistency, maintenance expenses and investment returns.

    Primarily as a result of the significant decline in interest rates during the latter half of 2011 and updated assumptions for mortality experience, AIG recorded additional future policy benefits through other comprehensive income. This change in future policy benefits assumes the securities underlying certain traditional long-duration products had been sold at their stated aggregate fair value and reinvested at current yields.

Change in Foreign Currency Translation Adjustments

    Increases in foreign currency translation adjustments for all periods primarily reflect the weakening of the U.S. dollar in relation to foreign currencies. The decline in foreign currency translation adjustments over the three-year period reflects the divestiture of multiple foreign operations, including the sales of Nan Shan, AIG Star and AIG Edison in 2011, the deconsolidation of AIA in 2010 and the sale of ALICO in 2010.

Change in Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities

    The decline in 2011 compared to 2010 primarily reflects the gradual wind-down of the cash flow hedge portfolio in 2011, 2010 and 2009, partially offset by a decline in the interest rate environment.

Retirement Plan Liabilities Adjustment

    The decrease in 2011 was primarily due to the announced redesign and resulting remeasurement of the AIG Retirement and AIG Excess Plans, which will be converted to cash balance plans effective April 1, 2012. AIG recognized a $590 million pre-tax reduction to Accumulated other comprehensive income in connection with the remeasurement at September 30, 2011, primarily due to a decrease in the discount rate since December 31, 2010. This decrease in Accumulated other comprehensive income was partially offset by the effect of the increase in the discount rate in the fourth quarter in connection with the year end remeasurement.

    In 2010 and 2009, the effect of declining discount rates on pension benefit obligations was offset by the appreciation of investments held by the respective plans.

    See Note 20 to the Consolidated Financial Statements for further discussion.

Divestitures and Deconsolidations

    The change attributable to divestitures and deconsolidations in every period reflects the derecognition of all items in Accumulated other comprehensive income (loss) at the point of sale/deconsolidation for all entities,

AIG 2011 Form 10-K            121

including domestic entities. In 2011, the most significant entities were AIG Star, AIG Edison and Nan Shan. In 2010, the most significant entities were AIA and ALICO. In 2009, the most significant entities were Transatlantic, 21st Century and HSB.

Deferred Taxes on Other Comprehensive Income

    For the year ended December 31, 2011, the effective tax rate on pre-tax Other Comprehensive Loss was 5.9 percent. The effective tax rate differs from the statutory 35 percent rate primarily due to the effects of the Nan Shan disposition.

    For the year ended December 31, 2010, the effective tax rate on pre-tax Other Comprehensive Income was 47.7 percent, primarily due to the effects of the AIA initial public offering, the ALICO disposition and changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries, including AIG Star and AIG Edison.

    For the year ended December 31, 2009, the effective tax rate on pre-tax Other Comprehensive Income was 34.7 percent, which did not materially differ from the statutory 35 percent rate.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

    AIG Parent's primary sources of liquidity are short-term investments and borrowing availability under syndicated credit and contingent liquidity facilities. Subject to market conditions, AIG expects to access the debt markets from time to time to meet its financing needs, which include the payment of maturing debt of AIG and its subsidiaries.

    Highlights of 2011 actions affecting capital resources and liquidity include:

  •
  the Recapitalization in January 2011 (more fully described in Note 1 to the Consolidated Financial Statements);

  •
  approximately $3.0 billion paid to AIG Parent from Chartis and SunAmerica funded by payments of dividends from their subsidiaries;

  •
  $2.9 billion issuance of AIG Common Stock;

  •
  $2.0 billion senior unsecured note issuance;

  •
  additional $500 million contingent liquidity facility arranged;

  •
  $1.0 billion share repurchase authorization in November 2011, with repurchases of approximately $70 million at year-end;

  •
  exchange of $2.4 billion of outstanding junior subordinated debentures for $1.8 billion of new senior unsecured notes;

  •
  membership of certain SunAmerica insurance companies in the Federal Home Loan Banks (FHLBs), which provides these companies access to collateralized borrowing opportunities to enhance their liquidity;

  •
  repayment of total debt of $18.5 billion, excluding the Recapitalization in January 2011; and

  •
  $3.8 billion net capital contributions to Chartis, partially funded from the retention of $2 billion in net cash proceeds from the sale of AIG Star and AIG Edison and available cash at AIG Parent (more fully described in Uses of Liquidity below).

Liquidity Adequacy Management

    AIG maintains a stress testing and liquidity framework to systematically assess AIG's aggregate exposure to its most significant risks. This framework is built on AIG's existing Enterprise Risk Management (ERM) stress

122            AIG 2011 Form 10-K

testing methodology for both insurance and non-insurance operations. The scenarios are performed with a two-year time horizon and capital adequacy requirements consider both financial and insurance risks.

    AIG's insurance operations must comply with numerous constraints on their minimum capital positions. These constraints are guiding requirements for capital adequacy for individual businesses, based on capital assessments under rating agency, regulatory and business requirements. Using ERM's stress testing methodology, the capital impact of potential stresses is evaluated relative to the binding capital constraint of each business operation in order to determine the liquidity required of AIG Parent to support the insurance operations and maintain their target capitalization levels. Added to this amount is the contingent liquidity required under stressed scenarios for non-insurance operations, including the Global Capital Markets derivatives portfolio, the Direct Investment book and ILFC.

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

    As a result of these ERM stress tests and other considerations discussed in Note 1 to the Consolidated Financial Statements, AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including requirements arising out of reasonably foreseeable contingencies or events.

    AIG has in place unconditional capital maintenance agreements (CMAs) with certain domestic Chartis and SunAmerica insurance companies. These CMAs are expected to continue to enhance AIG's capital management practices, and will help manage the flow of capital and funds between AIG Parent and its insurance company subsidiaries. AIG expects to enter into additional CMAs with certain other Chartis insurance companies as needed in 2012. For additional details regarding CMAs, see Liquidity of Parent and Subsidiaries — Chartis, and Liquidity of Parent and Subsidiaries — SunAmerica below.

Analysis of Sources and Uses of Cash

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Years Ended December 31, (in millions)	2011	2010	2009

Summary:
Net cash provided by operating activities	$35	$16,910	$18,584
Net cash provided by (used in) investing activities	36,332	(10,225)	5,778
Net cash used in financing activities	(36,926)	(9,261)	(28,997)
Effect of exchange rate changes on cash	29	39	533

Decrease in cash	(530)	(2,537)	(4,102)
Cash at beginning of year	1,558	4,400	8,642
Change in cash of businesses held for sale	446	(305)	(140)

Cash at end of year	$1,474	$1,558	$4,400

Operating Cash Flow Activities

    The decline in Net cash provided by operating activities in 2011 compared to 2010 was principally due to the following:

  •
  the payment in cash of the FRBNY Credit Facility accrued compounded interest and fees by AIG Parent totaling $6.4 billion, which were previously paid in-kind, and accordingly did not reduce operating cash flows in prior periods;

AIG 2011 Form 10-K            123

  •
  a $10.4 billion reduction in cash provided by operating activities attributable to foreign life subsidiaries that were sold (i.e., AIA, ALICO, AIG Star, AIG Edison and Nan Shan), which subsidiaries generated operational cash inflows of $3.4 billion, $13.8 billion and $7.4 billion in 2011, 2010 and 2009, respectively; and

  •
  the effect of catastrophes and the cession of the bulk of Chartis net asbestos liabilities in the United States to NICO. Excluding the impact of the NICO cession and catastrophes, cash provided by AIG's reportable segments in 2011 is consistent with 2010, as increases in claims paid were offset by increases in premiums collected at the insurance subsidiaries.

    Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits, but the ability of Chartis to generate positive cash flow is affected by the frequency and severity of losses under its insurance policies, policy retention rates and operating expenses.

    Cash provided by Chartis operations was $1.9 billion for 2010 compared to $2.8 billion in 2009 as a reduction in claims paid was more than offset by declines in premiums collected, arising primarily from a decrease in U.S. and Canada region production. Catastrophic events and significant casualty losses, the timing and effect of which are inherently unpredictable, reduce operating cash flow for Chartis operations. Cash provided by AIG's life insurance subsidiaries, including entities presented as discontinued operations, was $15.5 billion for 2010 compared to $9.1 billion in 2009 as growth in international markets was partially offset by a decrease in cash flows from U.S. and Canada region operations.

Investing Cash Flow Activities

    Net cash provided by investing activities in 2011 was primarily attributable to:

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

    Net cash used in investing activities in 2010 primarily resulted from net purchases of fixed maturity securities, resulting from AIG's investment of cash generated from operating activities, and the redeployment of liquidity that had been accumulated by the insurance companies in 2009. In 2009, Net cash provided by investing activities reflected from the net proceeds from the sale and maturity of investments.

Financing Cash Flow Activities

    Net cash used in financing activities was significantly higher in 2011 primarily due to the repayment of the FRBNY Credit Facility and the $12.4 billion partial repayment of the SPV Preferred Interests in connection with the Recapitalization described in Note 1 to the Consolidated Financial Statements and use of proceeds received from the sales of foreign life insurance entities in 2011. Net cash used in financing activities was significantly lower in 2010 than in 2009, primarily as a result of declines in policyholder contract withdrawals, reflecting improved conditions for the life insurance and retirement services businesses was partially offset by the issuance of long-term debt by ILFC, which is discussed in Liquidity of Parent and Subsidiaries — Aircraft Leasing below.

Liquidity of Parent and Subsidiaries

AIG Parent

    The Recapitalization in January 2011 involved a series of integrated transactions which had a direct effect on AIG's liquidity activities and financial position. These transactions included the repayment of the FRBNY Credit Facility, and the partial repayment of the liquidation preference of the SPV Preferred Interests. These transactions

124            AIG 2011 Form 10-K

are more fully described in Note 1 to the Consolidated Financial Statements and are excluded from the Sources of Liquidity and Uses of Liquidity discussions below.

    In addition, in 2011, several significant asset sales were completed, including the sale of AIG Star and AIG Edison in February 2011, the sale of the MetLife securities in March 2011, and the sale of Nan Shan in August 2011. Proceeds from these sales primarily were used to pay down the Department of the Treasury's SPV Preferred Interests. These transactions are more fully described in Notes 1 and 4 to the Consolidated Financial Statements and are excluded from the Sources of Liquidity and Uses of Liquidity discussion below.

    In May 2011, AIG and the Department of the Treasury, as selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. A portion of the net proceeds AIG received from the offering, $550 million has been used to fund a litigation settlement, and AIG used the balance of the net proceeds for general corporate purposes.

    AIG issues debt securities in the public, private and non-U.S. markets from time to time to meet its financing needs and those of certain of its subsidiaries. AIG engages in secured and unsecured borrowings to support its capital structure, corporate needs and the operations of subsidiaries. Liquidity sources of AIG and its respective subsidiaries are utilized to fund repayment of these obligations, including any additional funding requirements where cash flows from assets supporting borrowing obligations are not sufficient.

    On September 13, 2011, AIG raised approximately $2.0 billion in proceeds from the issuance of senior unsecured notes, consisting of $1.2 billion in three-year notes and $800 million in five-year notes. AIG is using the proceeds from the sale of these notes to pay maturing notes that were issued by AIG to fund the MIP.

    On October 12, 2011, the previously outstanding AIG 364-Day Syndicated Facility, AIG 3-Year Syndicated Facility and Chartis letter of credit facility were terminated and AIG entered into a $1.5 billion 364-Day Syndicated Facility and a $3.0 billion 4-Year Syndicated Facility. The new 4-Year Syndicated Facility provides for $3.0 billion of revolving loans, which includes a $1.5 billion letter of credit sublimit. The $1.3 billion of previously issued letters of credit under the Chartis letter of credit facility were rolled into the letter of credit sublimit within the 4-Year Syndicated Facility, so that a total of $1.7 billion remains available under this facility, of which $0.2 billion is available for letters of credit. AIG expects that it may draw down on these facilities from time to time, and may use the proceeds for general corporate purposes.

    In October 2011, AIG entered into a contingent liquidity facility under which AIG has the right, for a period of one year, to enter into put option agreements, with an aggregate notional amount of up to $500 million, with an unaffiliated international financial institution pursuant to which AIG has the right, for a period of five years from the date any such put option agreement is entered into, to issue up to $500 million in senior debt to the financial institution, at AIG's discretion.

    In November 2011, AIG exchanged specified series of its outstanding Junior Subordinated Debentures for newly issued senior notes pursuant to an exchange offer. In particular, AIG exchanged (i) $312 million aggregate principal amount of its outstanding Series A-1 Junior Subordinated Debentures for $256 million aggregate principal amount of its new 6.820 percent Dollar notes due November 15, 2037, (ii) £812 million ($1.3 billion at the December 31, 2011 exchange rate) aggregate principal amount of its outstanding Series A-2 and Series A-8 Junior Subordinated Debentures for £662 million ($1.0 billion at the December 31, 2011 exchange rate) aggregate principal amount of its new 6.765 percent Sterling notes due November 15, 2017 and (iii) €591 million ($766 million at the December 31, 2011 exchange rate) aggregate principal amount of its outstanding Series A-3 Junior Subordinated Debentures for €421 million ($545 million at the December 31, 2011 exchange rate) aggregate principal amount of its new 6.797 percent Euro notes due November 15, 2017. The exchange resulted in a pre-tax gain on extinguishment of debt of approximately $484 million, which is reflected in Net loss on extinguishment of debt in the Consolidated Statement of Operations and a deferred gain of $65 million, which will be amortized as a decrease in interest expense, and is reflected in Other long-term debt in the Consolidated Balance Sheet.

AIG 2011 Form 10-K            125

    AIG has established and maintains substantial actual and contingent liquidity.

The following table presents AIG Parent's liquidity:

(In millions)	As of December 31, 2011

Cash(a)	$176
Short-term investments(b)	9,627
Available capacity under Syndicated Credit Facilities(c)	3,200
Available capacity under Contingent Liquidity Facilities(d)	1,000

Total AIG Parent liquidity sources	$14,003

(a)
Excludes Cash and Short-term Investments held by AIGFP which are considered to be unrestricted and available for use by AIG Parent of $64 million at December 31, 2011.

(b)
Includes reverse repurchase agreements totaling $6.6 billion used to reduce unsecured exposures.

(c)
For additional information relating to the syndicated bank credit facilities, see Credit Facilities below.

(d)
For additional information relating to the contingent liquidity facilities, see Contingent Liquidity Facilities below.

 Sources of Liquidity

    AIG's primary sources of cash flow are dividends, distributions, and other payments from subsidiaries. In 2011, AIG Parent:

  •
  collected $3.3 billion in payments from subsidiaries, including $1.5 billion in dividends from Chartis and $1.4 billion in note repayments from SunAmerica funded by payments of dividends from subsidiaries;

  •
  raised approximately $2.9 billion in net proceeds from the sale of AIG Common Stock;

  •
  raised approximately $2.0 billion in net proceeds from the issuance of senior unsecured notes; and

  •
  arranged a $500 million contingent liquidity facility.

    These items are discussed under Liquidity of Parent and Subsidiaries — AIG Parent above.

    In addition, on September 2, 2011, ILFC Holdings, an indirect, wholly-owned subsidiary of AIG, which is intended to become a holding company for ILFC, filed a registration statement on Form S-1 with the SEC for a proposed initial public offering. The number of shares to be offered, price range and timing for any offering have not been determined. The timing of any offering will depend on market conditions and no assurance can be given regarding the terms of any offering or that an offering will be completed. All proceeds received by AIG will be used to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

Uses of Liquidity

    AIG Parent's primary uses of cash flow are for debt service, operating expenses and subsidiary capital needs. In 2011, AIG Parent retired $6.2 billion of debt, including $3.2 billion of MIP obligations, and made interest payments totaling $2.2 billion. Approximately $4.4 billion of AIG Parent's cash and short-term investments balance is attributable to the MIP and is available to meet obligations of the DIB. See Liquidity of Parent and Subsidiaries — Other Operations — Direct Investment Book below for additional details.

    AIG Parent made $2.9 billion in net capital contributions to subsidiaries in 2011 (which amount reflects the $3.7 billion contributed to Chartis in response to the reserve strengthening in the fourth quarter of 2010). This transaction was funded from the retention of $2 billion of net cash proceeds from the sale of AIG Star and AIG Edison (for which the Department of the Treasury provided a waiver permitting AIG to use such proceeds for this purpose instead of using the proceeds to pay down the liquidation preference of the SPV Preferred Interests) and available cash at AIG Parent.

126            AIG 2011 Form 10-K

    AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including reasonably foreseeable contingencies or events. No assurance can be given, however, that AIG's cash needs will not exceed its projected liquidity. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, further downgrades in AIG's credit ratings, or catastrophic losses may result in significant additional cash needs, loss of some sources of liquidity or both. Regulatory and other legal restrictions could limit AIG's ability to transfer funds freely, either to or from its subsidiaries.

Chartis

    AIG currently expects that its Chartis subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Chartis subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $5.3 billion as of December 31, 2011. Further, Chartis businesses maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in government and corporate bonds, which Chartis could monetize in the event liquidity levels are deemed insufficient.

    In the first quarter of 2011, Chartis received a capital contribution of $3.7 billion in cash from AIG Parent following the reserve strengthening in the fourth quarter of 2010. Chartis used $1.8 billion of this amount to purchase certain assets from the DIB. Chartis subsequently returned capital of $2.2 billion to AIG Parent in the form of all of the outstanding stock of UGC in the first quarter of 2011. In 2011, Chartis paid dividends of $1.5 billion to AIG Parent.

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

    In February 2011, AIG entered into CMAs with certain Chartis domestic property and casualty insurance companies. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of these Chartis insurance companies at or above a specified minimum percentage of the companies' projected total authorized control level Risk-Based Capital (RBC) (as defined by National Association of Insurance Commissioners (NAIC) guidelines and determined based on the companies' statutory financial statements). In addition, the CMAs also provide that if the total adjusted capital of these Chartis insurance companies is in excess of a specified minimum percentage of their respective total authorized control level RBCs, subject to board and regulatory approval, the companies would declare and pay ordinary dividends to their equity holders in amounts representing the excess over that required to maintain the specified minimum percentage. In February 2012, AIG and these Chartis insurance companies entered into a new, single CMA, which replaces the CMAs entered into in February 2011. Under the new CMA, the total adjusted capital and total authorized control level RBC of these Chartis insurance companies will be measured as a group (the Fleet) rather than on an individual company basis. As a result, the new CMA provides that AIG will maintain the total adjusted capital of the Fleet at or above a specified minimum percentage of the Fleet's projected total authorized control level RBC (as determined based on the companies' statutory financial statements). In addition, the new CMA provides that if the total adjusted capital of the Fleet is in excess of a specified minimum percentage of the Fleet's total authorized control level RBC, subject to board approval and regulatory requirements (including the maximum amount of ordinary dividends permitted under applicable insurance law), these Chartis insurance companies would declare and pay ordinary dividends to their equity holders in amounts representing the excess over that required to maintain the specified minimum percentage of the Fleet's projected total authorized control level RBC.

AIG 2011 Form 10-K            127

    Chartis continues to identify cost-effective opportunities to allocate its capital through the use of intercompany reinsurance.

    During September 2011, a $725 million letter of credit facility was put in place, under which Chartis and Ascot Corporate Name Limited (ACNL) acted as co-obligors. ACNL, a Chartis subsidiary and member of the Lloyd's of London insurance syndicate (Lloyd's), is required to hold capital at Lloyd's, known as Funds at Lloyds (FAL). Under the new facility, which supports the 2012 and 2013 years of account, the entire FAL requirement of $583 million as of December 31, 2011 was satisfied with a letter of credit.

SunAmerica

    Management considers the sources of liquidity for SunAmerica subsidiaries adequate to satisfy future liquidity requirements and meet foreseeable liquidity requirements, including reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. The SunAmerica companies continue to maintain substantial liquidity in the form of cash and short-term investments, totaling $3.8 billion as of December 31, 2011. These subsidiaries generally have been lengthening their investment maturity profile by purchasing investment grade fixed maturity securities in order to reduce the levels of cash, cash equivalents and other short-term instruments that had been maintained during 2009 and 2010. In 2011, the SunAmerica life insurance companies paid dividends and surplus note interest totaling approximately $2.0 billion to their respective holding companies, of which $1.4 billion was used to provide liquidity to AIG Parent through the repayment of intercompany loans. In addition, $125 million from litigation settlement proceeds received by SunAmerica in 2011 was used to provide liquidity to AIG Parent.

    The most significant potential liquidity requirements of the SunAmerica companies are the funding of product surrenders, withdrawals and maturities. Given the size and liquidity profile of SunAmerica's investment portfolios, AIG believes that normal deviations from projected claim or surrender experience would not constitute a significant liquidity risk. As part of its risk management framework, SunAmerica is evaluating and will implement programs to enhance its liquidity position and facilitate SunAmerica's ability to maintain a fully invested asset portfolio, including securities lending programs structured to increase liquidity. During 2012, SunAmerica began utilizing securities lending programs, primarily as an additional source of liquidity. In addition, in 2011, certain SunAmerica insurance companies became members of the FHLBs in their respective districts, primarily as an additional source of liquidity. This membership allows them to pledge certain mortgage-backed securities, government and agency securities and other qualifying assets to secure advances obtained from the FHLBs. As of December 31, 2011, SunAmerica had no outstanding borrowings from any of the FHLBs. In January 2012, however, SunAmerica borrowed $36 million from the FHLBs to confirm its ability to access this source of liquidity. Upon any potential event of default by SunAmerica, the FHLBs' recovery would be limited to the amount of SunAmerica's liability under advances borrowed.

    In March 2011, AIG entered into CMAs with certain SunAmerica insurance companies. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of these SunAmerica insurance companies at or above a specified minimum percentage of the companies' projected company action level RBCs. In addition, the CMAs also provide that if the total adjusted capital of these SunAmerica insurance companies is in excess of a specified minimum percentage of their respective total company action level RBCs, subject to board and regulatory approval, the companies would declare and pay ordinary dividends to their respective equity holders in amounts representing the excess over that required to maintain the specified minimum percentage. As structured, the CMAs contemplate that the specified minimum percentage would be reviewed and agreed upon at least annually.

128            AIG 2011 Form 10-K

Aircraft Leasing

    ILFC's sources of liquidity include existing cash and short-term investments of $2.0 billion, future cash flows from operations, debt issuances, and aircraft sales, subject to market and other conditions. Uses of liquidity for ILFC primarily consist of aircraft purchases and debt repayments. In 2011, ILFC improved its liquidity position by entering into an unsecured $2.0 billion three-year revolving credit facility and a secured $1.5 billion term loan facility. In addition, on May 24, 2011, ILFC issued $2.25 billion aggregate principal amount of senior unsecured notes, with $1.0 billion maturing in 2016 and $1.25 billion maturing in 2019. On June 17, 2011, ILFC completed tender offers for the purchase of approximately $1.67 billion aggregate principal amount of notes with maturity dates in 2012 and 2013 for total cash consideration, including accrued interest, of approximately $1.75 billion. ILFC recorded a $61 million loss on the extinguishment of debt during the second quarter of 2011. On December 22, 2011, ILFC issued $650 million aggregate principal amount of senior unsecured notes maturing in 2022. On February 6, 2012, ILFC announced that it intends to raise a new senior secured term loan of $900 million, with the proceeds to be used to repay a portion of its outstanding debt and related interest expense and for general corporate purposes. The senior secured term loan will be secured primarily by a first priority perfected lien on the equity of certain ILFC subsidiaries that directly or indirectly own a pool of aircraft and related leases.

    See Debt herein and Note 15 to the Consolidated Financial Statements for further details on ILFC's revolving credit facilities and outstanding debt.

Other Operations

Mortgage Guaranty

    AIG currently expects that its UGC subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including requirements arising out of reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. UGC subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $1.1 billion as of December 31, 2011. Further, UGC businesses maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in municipal and corporate bonds ($3.0 billion in the aggregate at December 31, 2011), which UGC could monetize in the event liquidity levels are insufficient to meet obligations.

Global Capital Markets

    AIG Markets acts as the derivatives intermediary between AIG companies and third parties and executes its derivative trades under International Swaps and Derivatives Association, Inc. (ISDA) agreements. The agreements with third parties typically require collateral postings. Many of AIG Markets' transactions with AIG and its subsidiaries also include collateral posting requirements. However, generally, no collateral is called under these contracts unless it is needed to satisfy posting requirements with third parties. The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011. Although the remaining AIGFP derivatives portfolio may experience periodic fair value volatility, the portfolio consists predominantly of transactions AIG believes are of low complexity, low risk, supportive of AIG's risk management objectives or not economically appropriate to unwind based on a cost versus benefit analysis. AIGFP continues to rely upon AIG Parent to meet most of its collateral and other liquidity requirements in connection with its remaining derivatives portfolio.

    Cash collateral posted by AIG Markets to third parties was $174 million and $2 million at December 31, 2011 and 2010, respectively. Cash collateral obtained by AIG Markets from third parties was $372 million and $1.1 billion at December 31, 2011 and 2010, respectively.

AIG 2011 Form 10-K            129

The following table presents a rollforward of the amount of collateral posted by AIGFP:

(in millions)	Collateral Posted as of December 31, 2010	Additional Postings, Netted by Counterparty	Collateral Returned by Counterparties	Collateral Posted as of December 31, 2011

Super senior credit default swap (CDS) portfolio	$3,786	$594	$1,183	$3,197
All other derivatives	1,335	1,511	1,128	1,718

Total	$5,121	$2,105	$2,311	$4,915

    The collateral amounts presented in the table above are reflective of counterparty netting adjustments available under master netting agreements and is inclusive of collateral that exceeds the fair value of derivatives as of the reporting date. Collateral obtained by AIGFP from third parties was $791 million and $2.3 billion at December 31, 2011 and 2010, respectively.

The following table presents the net notional amount and number of outstanding trade positions in AIGFP's portfolios:

				Percentage Decrease
(dollars in billions)	December 31, 2011	December 31, 2010	December 31, 2009	2011 vs. 2010	2010 vs. 2009

Net notional amount(a)	$176	$341	$900	(48)%	(62)%
Super senior CDS contracts (included in net notional amount above)	25	60	184	(58)	(67)
Outstanding trade positions(b)	2,000	3,900	16,100	(49)	(76)

(a)
Excludes $10.2 billion, $11.5 billion and $40.7 billion of intercompany derivatives in 2011, 2010 and 2009, respectively.

(b)
Excludes approximately 4,800 non-derivative trade positions that were transferred to Direct Investment book in 2010.

 Direct Investment Book

    As of December 31, 2011, management expects the DIB's investments to provide sufficient return to fund the DIB maturing liabilities. The DIB's investment portfolio consists primarily of cash, short term investments, fixed maturity securities issued by U.S. government and government sponsored entities, mortgage and asset backed securities and to a lesser extent bank loans, mortgage loans and equity securities. While a significant portion of the DIB's liquidity requirements are supported by existing liquidity sources or maturing investments, mismatches in the timing of cash inflows and outflows may require assets to be sold or AIG to access the capital markets to satisfy liquidity requirements. Depending on market conditions and the ability to sell assets if required, proceeds from asset sales may not be sufficient to satisfy the full amount required. Management believes that sufficient liquidity is maintained by the DIB to meet near-term liquidity requirements. Any additional liquidity shortfalls would need to be funded by AIG Parent.

    During 2011, $1.8 billion of assets held by the DIB were sold to certain Chartis subsidiaries. In addition, during 2011, AIG assigned approximately 52 percent of AIG's interest in ML III to the DIB, subject to liens on those interests as set forth in the Master Transaction Agreement dated December 8, 2010, among AIG Parent, AM Holdings LLC (formerly known as ALICO Holdings LLC), AIA Aurora LLC, the FRBNY, the Department of the Treasury, and the Trust.

    In the third quarter of 2011, AIG issued $2.0 billion aggregate principal amount of senior unsecured notes, $1.2 billion of 4.250% Notes Due 2014 and $800 million of 4.875% Notes Due 2016. The proceeds from the sale of these notes are being used to pay maturing MIP debt and the notes are included within "MIP notes payable" in the debt outstanding table below.

130            AIG 2011 Form 10-K

Debt

Debt Maturities

The following table summarizes maturing debt at December 31, 2011 of AIG and its subsidiaries for the next four quarters:

(in millions)	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	Total

ILFC	$1,032	$620	$780	$591	$3,023
Borrowings supported by assets (DIB)	1,347	2,007	234	169	3,757
General borrowings	27	-	-	156	183
Other	1	1	1	-	3

Total	$2,407	$2,628	$1,015	$916	$6,966

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include existing cash and short-term investments of $2.0 billion, future cash flows from operations, debt issuances and aircraft sales, subject to market and other conditions. See Liquidity of Parent and Subsidiaries — Aircraft Leasing. Additionally, at December 31, 2011, ILFC had $2.0 billion available under its unsecured three-year revolving credit facility. AIG expects that ILFC will refinance its existing debt or issue additional debt as necessary to meet its maturing debt obligations.

  •
  AIG borrowings supported by assets consist of debt under the MIP as well as AIGFP debt included in the DIB. Mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold or AIG to access the capital markets to satisfy maturing liabilities. Depending on market conditions and the ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent. At December 31, 2011, all of the debt maturities in the DIB through December 31, 2012 are supported by short-term investments and maturing investments.

AIG 2011 Form 10-K            131

The following table provides the rollforward of AIG's total debt outstanding:

Year Ended December 31, 2011 (in millions)	Balance at December 31, 2010	Issuances	Maturities and Repayments		Effect of Foreign Exchange	Other Changes		Balance at December 31, 2011

Debt issued or guaranteed by AIG:
General borrowings:
FRBNY Credit Facility	$20,985	$-	$(20,985	)(a)	$-	$-		$-
Notes and bonds payable	11,511	-	(642)		(52)	1,908	(b)	12,725
Junior subordinated debt	11,740	-	-		(23)	(2,390	)(c)	9,327
Junior subordinated debt attributable to equity units	2,169	-	(2,169	)(d)	-	-		-
Loans and mortgages payable	218	154	(155)		14	3		234
SunAmerica Financial Group, Inc. (SAFG, Inc.) notes and bonds payable	298	-	-		-	-		298
Liabilities connected to trust preferred stock	1,339	-	-		-	-		1,339

Total general borrowings	48,260	154	(23,951)		(61)	(479)		23,923

Borrowings supported by assets:
MIP notes payable	11,318	1,985	(3,200)		174	(130)		10,147
Series AIGFP matched notes and bonds payable	3,981	-	(151)		-	(23)		3,807
GIAs, at fair value	8,212	655	(1,791)		-	888	(e)	7,964
Notes and bonds payable, at fair value	3,253	40	(1,052)		-	75	(e)	2,316
Loans and mortgages payable, at fair value	678	-	(193)		-	1	(e)	486

Total borrowings supported by assets	27,442	2,680	(6,387)		174	811		24,720

Total debt issued or guaranteed by AIG	75,702	2,834	(30,338)		113	332		48,643

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facility, bank financings and other secured financings(f)	26,700	4,572	(8,324)		105	312	(g)	23,365
Junior subordinated debt	999	-	-		-	-		999

Total ILFC debt	27,699	4,572	(8,324)		105	312		24,364

Other subsidiaries notes, bonds, loans and mortgages payable	446	-	(70)		16	1		393

Debt of consolidated investments(h)	2,614	356	(481)		(3)	(633)		1,853

Total debt not guaranteed by AIG	30,759	4,928	(8,875)		118	(320)		26,610

Total debt	$106,461	$7,762	$(39,213)		$231	$12		$75,253

(a)
Terminated on January 14, 2011 in connection with the Recapitalization. Includes $6.4 billion of paid in-kind interest and fees. See Note 1 to the Consolidated Financial Statements.

(b)
Includes $1.8 billion in new senior unsecured notes issued in exchange for junior subordinated debentures and a $65 million deferred gain on the exchange of the Series A-1 Junior Subordinated Debentures, which will be amortized as a reduction of future interest expense. See Note 15 to the Consolidated Financial Statements for a discussion of the junior subordinated debt exchange offer.

(c)
See Note 15 to the Consolidated Financial Statements for a discussion of the junior subordinated debt exchange offer.

(d)
Represents remarketing of debentures related to Equity Units.

(e)
Primarily represents adjustments to the fair value of debt.

(f)
Includes $9.8 billion of secured financings, of which $97 million are non-recourse to ILFC.

(g)
Primarily represents debt assumed related to the acquisition of AeroTurbine.

(h)
At December 31, 2011, includes debt of consolidated investments held through AIG Global Real Estate Investment Corp., AIG Credit Corp. and SunAmerica of $1.5 billion, $233 million and $91 million, respectively.

132            AIG 2011 Form 10-K

Credit Facilities

    AIG relies on credit facilities as potential sources of liquidity for general corporate purposes. Currently, AIG and ILFC maintain committed, revolving credit facilities, including a facility that provides for the issuance of letters of credit, summarized in the following table for general corporate purposes and for letter of credit issuance. AIG intends to replace or extend these credit facilities on or prior to their expiration, although no assurance can be given that these facilities will be replaced on favorable terms or at all. One of the facilities, as noted below, contains a "term-out option" allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans. All facilities, except for ILFC's five-year and four-year AeroTurbine syndicated credit facilities maturing October 2012 and December 2015, respectively, are unsecured.

At December 31, 2011 (in millions) Facility	Size	Borrower(s)	Available Amount	Expiration	One-Year Term-Out Option	Effective Date

AIG:
364-Day Syndicated Facility	$1,500	AIG	$1,500	October 2012	Yes	10/12/2011
4-Year Syndicated Facility	3,000	AIG	1,700	October 2015	No	10/12/2011

Total AIG	$4,500		$3,200

ILFC:
5-Year Syndicated Facility	$457	ILFC	$-	October 2012	No	10/13/2006
4-Year AeroTurbine Syndicated Facility	335	ILFC	66	December 2015	No	12/9/2011
3-Year Syndicated Facility	2,000	ILFC	2,000	January 2014	No	1/31/2011

Total ILFC	$2,792		$2,066

    On October 12, 2011, the previously outstanding AIG 364-Day Syndicated Facility, AIG 3-Year Syndicated Facility and Chartis letter of credit facility were terminated and AIG entered into a $1.5 billion 364-Day Syndicated Facility and a $3.0 billion 4-Year Syndicated Facility. The new 4-Year Syndicated Facility provides for $3.0 billion of revolving loans, which includes a $1.5 billion letter of credit sublimit. The $1.3 billion of previously issued letters of credit under the Chartis letter of credit facility were rolled into the letter of credit sublimit within the 4-Year Syndicated Facility, so that a total of $1.7 billion remains available under this facility, of which $0.2 billion is available for letters of credit. AIG expects that it may draw down on these facilities from time to time, and may use the proceeds for general corporate purposes. AIG's ability to borrow under these facilities is not contingent on its credit ratings.

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

    ILFC's three-year credit facility which became effective January 31, 2011 contains customary events of default and restrictive financial covenants that, among other things, restrict ILFC from entering into secured financing in excess of 30 percent of its consolidated tangible net assets, as defined in the agreement, less $2.0 billion, excluding fixed asset financings. As of February 21, 2012, ILFC would be able to incur an additional $3.0 billion of secured indebtedness under this covenant. Prior to April 16, 2010, ILFC had a $2.5 billion five-year syndicated facility which was scheduled to expire in October 2011. ILFC subsequently amended and extended the facility and the $457 million outstanding under the facility currently matures in October 2012. This facility is secured by the equity interest in certain of ILFC's non-restricted subsidiaries, which hold a pool of aircraft with an appraised value of not less than 133 percent of the principal amount of the outstanding loans. The amended facility prohibits ILFC from re-borrowing amounts repaid under this facility for any reason; therefore, the size of the outstanding revolving credit facility is $457 million. ILFC is also a guarantor for a $335 million four-year credit facility entered

AIG 2011 Form 10-K            133

into by AeroTurbine, a wholly owned subsidiary of ILFC, whose assets are pledged as security for the outstanding amount. In February 2012, ILFC increased AeroTurbine's facility by $95 million to $430 million.

Contingent Liquidity Facilities

    AIG has access to contingent liquidity facilities of up to $1 billion as potential sources of liquidity for general corporate purposes:

  •
  In 2010, AIG established a $500 million contingent liquidity facility. Under this facility, AIG has the unconditional right, prior to December 15, 2015, to issue up to $500 million in senior debt to the counterparty, based on a put option agreement between AIG and the counterparty.

  •
  In October 2011, AIG entered into a contingent liquidity facility under which AIG has the right, for a period of one year, to enter into put option agreements, with an aggregate notional amount of up to $500 million, with an unaffiliated international financial institution pursuant to which AIG has the right, for a period of five years from the date any such put option agreement is entered into, to issue up to $500 million in senior debt to the financial institution, at AIG's discretion.

    AIG's ability to borrow under these facilities is not contingent on its credit ratings.

Credit Ratings

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short- and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of February 15, 2012. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

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

134            AIG 2011 Form 10-K

    Adverse ratings actions regarding our long-term debt ratings by the major rating agencies would require AIGFP to post additional collateral payments pursuant to, and/or permit the termination of, derivative transactions to which AIGFP is a party, which could adversely affect AIG's business, its consolidated results of operations in a reporting period or its liquidity. Credit ratings estimate a company's ability to meet its obligations and may directly affect the cost and availability to that company of financing. In the event of a further downgrade of AIG's long-term senior debt ratings, AIGFP would be required to post additional collateral, and certain of AIGFP's counterparties would be permitted to elect early termination of contracts.

    The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at the time of the downgrade.

    See Notes 12 and 15 to the Consolidated Financial Statements for further details on AIG's derivative transactions and GIA collateral arrangements.

Contractual Obligations

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
December 31, 2011 (in millions)	Total Payments
		2012	2013 - 2014	2015 - 2016	Thereafter

Loss reserves	$94,328	$20,941	$26,035	$14,564	$32,788
Insurance and investment contract liabilities	232,531	13,770	29,954	25,965	162,842
Aircraft purchase commitments	19,036	1,866	3,190	5,593	8,387
Borrowings	73,400	6,966	12,890	12,065	41,479
Interest payments on borrowings	46,442	4,233	7,877	6,717	27,615
Operating leases	1,748	422	566	332	428
Other long-term obligations(a)	169	43	24	3	99

Total(b)	$467,654	$48,241	$80,536	$65,239	$273,638

(a)
Primarily includes contracts to purchase future services and other capital expenditures.

(b)
Does not reflect unrecognized tax benefits of $4.3 billion, the timing of which is uncertain. In addition, the majority of AIGFP's credit default swaps require AIGFP to provide credit protection on a designated portfolio of loans or debt securities. At December 31, 2011, the fair value derivative liability was $3.1 billion, relating to AIGFP's super senior multi-sector CDO credit default swap portfolio, realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, at December 31, 2011 AIGFP had posted collateral of $2.7 billion with respect to these swaps.

Loss Reserves

    Loss reserves relate to the Chartis and the Mortgage Guaranty business, and represent future loss and loss adjustment expense payments estimated based on historical loss development payment patterns. Due to the significance of the assumptions used, the payments by period presented above could be materially different from actual required payments.

    Management believes that adequate financial resources are maintained by the individual Chartis and UGC subsidiaries to meet the actual required payments under these obligations. These subsidiaries maintain substantial liquidity in the form of cash and short-term investments. Further, these businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein), which Chartis and UGC could seek to monetize in the event operating cash flows are insufficient. See Capital Resources and Liquidity — Analysis of Sources and Uses of Cash and Capital Resources and Liquidity — Liquidity of Parent and Subsidiaries for matters that could affect operating cash flows and liquidity of these subsidiaries.

AIG 2011 Form 10-K            135

Insurance and Investment Contract Liabilities

    Insurance and investment contract liabilities, including GIC liabilities, relate to SunAmerica businesses and include various investment-type products with contractually scheduled maturities, including periodic payments of a term certain nature. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligations. For these policies and contracts (i) AIG is currently not making payments until the occurrence of an insurable event, such as death or disability, (ii) payments are conditional on survivorship or (iii) payment may occur due to a surrender or other non-scheduled event out of AIG's control.

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

    Management believes that adequate financial resources are maintained by individual SunAmerica subsidiaries to meet the payments actually required under these obligations. These subsidiaries maintain substantial liquidity in the form of cash and short-term investments. In addition, SunAmerica businesses maintain significant levels of investment-grade fixed income securities, including substantial holdings in government and corporate bonds (see Investments herein), which SunAmerica could seek to monetize in the event operating cash flows are insufficient. Liquidity needs for GIC liabilities are generally expected to be funded through cash flows generated from maturities and sales of invested assets. See Capital Resources and Liquidity — Analysis of Sources and Uses of Cash and Capital Resources and Liquidity — Liquidity of Parent and Subsidiaries herein for matters that could affect operating cash flows and liquidity of the subsidiaries.

Aircraft Purchase Commitments

    At December 31, 2011, ILFC had committed to purchase 232 new aircraft and 26 additional aircraft, mostly through sale-leaseback transactions with airlines, deliverable from 2012 through 2019, with aggregate estimated total remaining payments of approximately $19.0 billion, of which $1.9 billion are coming due in 2012. ILFC also has the right to purchase an additional 50 Airbus aircraft. See Note 16 to the Consolidated Financial Statements, and Capital Resources and Liquidity — Liquidity of Parent and Subsidiaries — Aircraft Leasing herein.

Borrowings

    AIG's borrowings exclude those incurred by consolidated investments and include hybrid financial instrument liabilities recorded at fair value. The repayment of long-term debt maturities and interest accrued on borrowings by AIG and its subsidiaries is expected to be made through maturing investments and asset sales, future cash flows from operations, cash flows generated from invested assets, future debt issuance and other financing arrangements, as more fully described in Capital Resources and Liquidity — Liquidity of Parent and Subsidiaries herein.

136            AIG 2011 Form 10-K

Off-Balance Sheet Arrangements and Commercial Commitments

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiring
	Total Amounts Committed
December 31, 2011 (in millions)		2012	2013 - 2014	2015 - 2016	Thereafter

Guarantees:
Liquidity facilities(a)	$643	$542	$-	$-	$101
Standby letters of credit	438	419	15	3	1
Guarantees of indebtedness	170	-	-	-	170
All other guarantees(b)	516	84	102	157	173
Commitments:
Investment commitments(c)	2,819	2,462	220	137	-
Commitments to extend credit	194	161	32	-	1
Letters of credit	26	25	1	-	-
Other commercial commitments(d)	827	33	3	-	791

Total(e)	$5,633	$3,726	$373	$297	$1,237

(a)
Primarily represents liquidity facilities provided in connection with certain municipal swap transactions and collateralized bond obligations.

(b)
Includes residual value guarantees associated with aircraft and SunAmerica construction guarantees connected to affordable housing investments. Excludes potential amounts attributable to indemnification obligations included in asset sales agreements. See Note 16 to the Consolidated Financial Statements.

(c)
Includes commitments to invest in private equity, hedge funds and mutual funds and commitments to purchase and develop real estate in the United States and abroad. The commitments to invest in private equity funds, hedge funds and other funds are called at the discretion of each fund, as needed for funding new investments or expenses of the fund. The expiration of these commitments is estimated in the table above based on the expected life cycle of the related fund, consistent with past trends of requirements for funding. Investors under these commitments are primarily insurance and real estate subsidiaries.

(d)
Excludes commitments with respect to pension plans. The annual pension contribution for 2012 is expected to be approximately $91 million for U.S. and non-U.S. plans.

(e)
Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

Securities Financing

    The fair value of securities transferred under repurchase agreements accounted for as sales was $2.1 billion and $2.7 billion at December 31, 2011 and December 31, 2010, respectively, and the related cash collateral obtained was $1.6 billion and $2.1 billion at December 31, 2011 and December 31, 2010, respectively.

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

Indemnification Agreements

    AIG is subject to financial guarantees and indemnity arrangements in connection with the sales of businesses completed pursuant to its asset disposition plan. The various arrangements may be triggered by, among other things, declines in asset values, the occurrence of specified business contingencies, the realization of contingent liabilities, developments in litigation, or breaches of representations, warranties or covenants provided by AIG. These arrangements are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential obligation is subject to contractual limitations, while in other cases no such limitation is specified or applicable.

AIG 2011 Form 10-K            137

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

DIVIDENDS FROM INSURANCE SUBSIDIARIES

    Payments of dividends to AIG by its insurance subsidiaries are subject to certain restrictions imposed by regulatory authorities. With respect to AIG's domestic insurance subsidiaries, the payment of any dividend requires formal notice to the insurance department in which the particular insurance subsidiary is domiciled. For example, unless permitted by the New York Superintendent of Insurance, general insurance companies domiciled in New York may not pay dividends to shareholders that, in any 12-month period, exceed the lesser of ten percent of such company's statutory policyholders' surplus or 100 percent of its "adjusted net investment income," as defined. Generally, less severe restrictions applicable to both general and life insurance companies exist in most of the other states in which AIG's insurance subsidiaries are domiciled. Under the laws of many states, an insurer may pay a dividend without prior approval of the insurance regulator when the amount of the dividend is below certain regulatory thresholds. Other foreign jurisdictions may restrict the ability of AIG's foreign insurance subsidiaries to pay dividends. There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of these restrictions, approximately 86 percent of the aggregate equity of AIG's consolidated insurance operations was restricted from transfer to AIG Parent at December 31, 2011. AIG cannot predict how regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends. To AIG's knowledge, no AIG insurance company is currently on any regulatory or similar "watch list" with regard to solvency.

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

138            AIG 2011 Form 10-K

    AIG's U.S. operations are subject to guarantee fund assessment laws which exist in most states. As a result of operating in a state that has guarantee fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies operated in that state. AIG generally records these assessments upon notice. Additionally, certain states permit at least a portion of the assessed amount to be used as a credit against a company's future premium tax liabilities. Therefore, the ultimate net assessment cannot reasonably be estimated. The guarantee fund assessments net of credits recognized in 2011, 2010 and 2009, respectively, were $7 million, $16 million and $18 million.

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

    See Note 18 to the Consolidated Financial Statements for additional information.

INVESTMENTS

INVESTMENT STRATEGIES

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

AIG 2011 Form 10-K            139

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

    At December 31, 2011, approximately 88 percent of the fixed maturity securities were held by domestic entities. Approximately 21 percent of such securities were rated AAA by one or more of the principal rating agencies. Approximately 13 percent were below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

    A significant portion of the foreign fixed maturity portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Management department closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At December 31, 2011, approximately 26 percent of the foreign fixed maturity investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities so rated. Approximately 3 percent were below investment grade or not rated at that date. Approximately 51 percent of the foreign fixed maturity portfolio are sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

INVESTMENT HIGHLIGHTS

    During 2011, significant volatility in the capital markets resulted in challenging conditions, both domestically and globally. Ten-year U.S. Treasuries dropped to historic lows as rates were down 142 basis points, settling at 1.88 percent at the end of the year. Rates were mixed as Germany, France, and other perceived strong economies followed the downward direction of U.S. rates, while countries such as Greece, Spain, and Italy saw a significant increase in their borrowing costs due to rising concerns over their fiscal situations. Equity markets started the year strongly, and were positive in the first half of the year before turning negative in the second half as the European sovereign debt crisis intensified, catastrophe losses approached record levels, unemployment remained at elevated levels, and a continued political standoff over measures addressing the U.S. deficit led to the first ever downgrade of U.S. sovereign debt. Domestic equity markets were flat for the year, outperforming their foreign counterparts. The performance in equity markets for 2011 stood in contrast to 2010, during which most markets recorded positive returns. The swing from positive to negative equity market performance, combined with capital markets volatility and a historically low interest rate environment in the U.S., resulted in lower net investment income in 2011 compared to 2010.

    An overview of investment activities during 2011 is provided below:

Asset Composition

  •
  Insurance operations purchased approximately $92 billion of fixed maturity securities. The purchases were made using proceeds from sales and maturity of securities, paydowns on structured securities, cash flow from operations and investments, and from the redeployment of existing cash and short-term investments. Short-term investments were redeployed into approximately $23 billion of higher yielding fixed maturity securities during 2011.

  •
  Corporate debt (primarily high grade) represented approximately half of new purchases. Risk-weighted opportunistic investments in structured securities continued to be made to improve yields and increase net

140            AIG 2011 Form 10-K

    investment income. The amount of such purchases totaled approximately $11 billion. The 2011 purchases of structured securities largely replaced similar assets sold on behalf of SunAmerica in 2010. In the case of Chartis, these purchases of structured securities were part of a deliberate diversification of the asset portfolio of the domestic property and casualty companies.

  •
  Base yields at Chartis were higher in 2011 compared to 2010 due to redeployment activities and the increase due to investments in structured securities. SunAmerica base yields were lower as new money rates were generally lower than on maturing or called investments; however, the impact was largely offset by the effect of cash redeployment.

  •
  A strategic decision was made to reduce the tax-exempt municipal bond portfolio exposure, resulting in an approximate decrease of $12 billion in the carrying value (30 percent) of this asset class during the course of the year.

Net Investment Income

  •
  Income on private equity and hedge funds was approximately $1.3 billion (7 percent yield) in 2011, compared to $1.7 billion (9 percent yield) in 2010 which directionally followed the equity market trends as $1.2 billion of income was recognized in the first half of the year. Private equity funds drove the positive results in 2011 as hedge funds were only marginally positive for the year. In 2010, hedge funds and private equity funds each yielded approximately 9 percent.

  •
  The fair value change for the Maiden Lane Interests turned negative in 2011 due to widening spread trends and negative changes in future cash flow projections. The fair value change for 2011 was a loss of $0.6 billion compared to a gain of $2.3 billion for 2010.

  •
  The fair value of AIA ordinary shares increased by $1.3 billion as the stock price appreciated 11 percent in 2011 compared to a decrease in 2010 which resulted in a loss of $0.6 billion in 2010. The 11 percent appreciation on the stock compared favorably to the 20 percent decline experienced in the Hang Seng Index.

Unrealized and Realized Gains and Losses

  •
  Lower yields across most asset classes resulted in an increase of approximately $5.5 billion of unrealized appreciation on AIG's available for sale securities in 2011. This was slightly lower than the 2010 period. 2010 benefited from improving economic conditions in the post recession period.

  •
  Net realized gains on the sales of fixed maturity securities and equities totaled $2.1 billion in 2011 compared to $2.6 billion in 2010. Current year results consist primarily of gains on the sales of tax exempt municipal securities and corporate debt.

  •
  Other-than-temporary impairments were $1.3 billion in 2011 compared to $3.0 billion in 2010, primarily related to impairments recorded on the mortgage backed, asset backed and collateralized portfolio in both periods.

    The credit ratings in the table below and in subsequent tables reflect for AIG's fixed maturity investments: (a) a composite of the ratings of the three major rating agencies or where agency ratings are not available, the rating assigned by the National Association of Insurance Commissioners (NAIC) Securities Valuations Office (SVO) (over 97 percent of total fixed maturity investments), or (b) AIG's equivalent internal ratings where these investments have not been rated by any of the major rating agencies or the NAIC. AIG changed to a composite ratings methodology during 2011 in order to reduce reliance on any single rating agency, and ratings information for prior periods presented has been conformed to this method. The "Non-rated" category in those tables consists of fixed maturity investments that have not been rated by any of the major rating agencies, the NAIC or AIG, and represents primarily AIG's interest in ML III.

    See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

AIG 2011 Form 10-K            141

The following table presents the credit ratings of AIG's fixed maturity investments based on fair value:

December 31,	2011	2010

Rating:
AAA	21%	21%
AA	20	25
A	22	20
BBB	25	23
Below investment grade	10	7
Non-rated	2	4

Total	100%	100%

The remainder of Investments is organized as follows:

142            AIG 2011 Form 10-K

 INVESTMENTS BY SEGMENT

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment
(in millions)	Chartis	SunAmerica	Aircraft Leasing	Other Operations		Total

December 31, 2011
Fixed maturity securities:
Bonds available for sale, at fair value	$103,831	$154,912	$-	$5,238		$263,981
Bond trading securities, at fair value	88	1,583	-	22,693		24,364
Equity securities:
Common and preferred stock available for sale, at fair value	2,895	208	1	520		3,624
Common and preferred stock trading, at fair value	-	-	-	125		125
Mortgage and other loans receivable, net of allowance	553	16,759	90	2,087		19,489
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	35,539	-		35,539
Other invested assets	12,279	12,560	-	15,905	(c)	40,744
Short-term investments	4,660	3,318	1,910	12,684		22,572

Total investments(a)	124,306	189,340	37,540	59,252		410,438
Cash	673	463	65	273		1,474

Total invested assets	$124,979	$189,803	$37,605	$59,525		$411,912

December 31, 2010
Fixed maturity securities:
Bonds available for sale, at fair value	$88,904	$128,347	$-	$11,051		$228,302
Bond trading securities, at fair value	-	1,307	-	24,875		26,182
Equity securities:
Common and preferred stock available for sale, at fair value	3,827	218	2	534		4,581
Common and preferred stock trading, at fair value	-	1	-	6,651		6,652
Mortgage and other loans receivable, net of allowance	690	16,727	134	2,686		20,237
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	38,510	-		38,510
Other invested assets	13,743	13,069	-	15,398	(c)	42,210
Short-term investments	11,799	19,160	3,058	9,721		43,738

Total investments(a)	118,963	178,829	41,704	70,916		410,412
Cash	572	270	9	707		1,558

Total invested assets(b)	$119,535	$179,099	$41,713	$71,623		$411,970

(a)
At December 31, 2011, approximately 90 percent and 10 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 85 percent and 15 percent, respectively, at December 31, 2010.

(b)
Total invested assets of businesses held for sale amounted to $96.3 billion and are excluded. See Note 4 to the Consolidated Financial Statements.

(c)
Includes $12.4 billion and $11.1 billion of AIA ordinary shares at December 31, 2011 and December 31, 2010, respectively.

AIG 2011 Form 10-K            143

Chartis

    In AIG's general insurance business, the duration of liabilities for long-tail casualty lines is greater than other lines. As differentiated from the life insurance and retirement services companies, the focus is not on asset-liability matching, but on preservation of capital and growth of surplus.

    Fixed income holdings of Chartis domestic operations, with an average duration of 4.3 years, are currently comprised primarily of tax-exempt securities, which provide attractive risk-adjusted after-tax returns as well as taxable municipal bonds, government bonds and agency and corporate securities. The majority of these high quality investments are rated A or higher.

    Fixed income assets held in Chartis foreign operations are of high quality and short to intermediate duration, averaging 4 years.

    While invested assets backing reserves are invested in conventional fixed income securities in Chartis domestic operations, a modest portion of surplus is allocated to large capitalization, high-dividend, public equity strategies and to alternative investments, including private equity and hedge funds. Notwithstanding the current environment, these investments have provided a combination of added diversification and attractive long-term returns over time.

SunAmerica

    With respect to SunAmerica companies, AIG uses asset-liability management as a tool to determine the composition of the invested assets. AIG's objective is to maintain a matched asset-liability structure, although AIG may occasionally determine that it is economically advantageous to be temporarily in an unmatched position. To the extent that AIG has maintained a matched asset-liability structure, the economic effect of interest rate fluctuations is partially mitigated.

    AIG's investment strategy for SunAmerica is to produce cash flows greater than maturing insurance liabilities. There exists a future investment risk associated with certain policies currently in-force which will have premium receipts in the future. That is, the investment of these future premium receipts may be at a yield below that required to meet future policy liabilities.

    SunAmerica frequently reviews its interest rate assumptions and actively manages the crediting rates used for its new and in force business. Business strategies continue to evolve to maintain profitability of the overall business.

    The investment of insurance cash flows and reinvestment of the proceeds of matured securities and coupons requires active management of investment yields while maintaining satisfactory investment quality and liquidity.

    A number of guaranteed benefits, such as living benefits and guaranteed minimum death benefits, are offered on certain variable and indexed annuity products. The fair value of these benefits is measured based on actuarial and capital market assumptions related to projected cash flows over the expected lives of the contracts. SunAmerica manages its exposure resulting from these long-term guarantees through reinsurance or capital market hedging instruments. SunAmerica actively reviews underlying assumptions of policyholder behavior and persistency related to these guarantees. SunAmerica has taken positions in certain derivative financial instruments in order to hedge the impact of changes in equity markets and interest rates on these benefit guarantees. SunAmerica executes listed futures and options contracts on equity indexes to hedge certain guarantees of variable and indexed annuity products. SunAmerica also enters into various types of futures and options contracts, primarily to hedge changes in value of certain guarantees of variable and indexed annuities due to fluctuations in interest rates. SunAmerica uses several instruments to hedge interest rate exposure, including listed futures on government securities, listed options on government securities and, beginning in 2012, the purchase of government securities.

    With respect to over-the-counter derivatives, SunAmerica deals with highly rated counterparties and does not expect the counterparties to fail to meet their obligations under the contracts. SunAmerica has controls in place to monitor credit exposures by limiting transactions with specific counterparties within specified dollar limits and

144            AIG 2011 Form 10-K

assessing the creditworthiness of counterparties periodically. SunAmerica generally uses ISDA Master Agreements and Credit Support Annexes (CSAs) with bilateral collateral provisions to reduce counterparty credit exposures.

Other Operations

Global Capital Markets

    The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011. AIGFP derivative transactions are carried at fair value. AIGFP reduces its market risk exposure through similarly valued offsetting transactions including swaps, trading securities, options, forwards and futures. For discussion on the use of derivatives by AIGFP, see Note 12 to the Consolidated Financial Statements.

Direct Investment book

    The DIB, which includes the Matched Investment Program and non-derivative assets and liabilities of AIGFP, was originally created to generate spread income from investments yielding greater returns than the related cost of funds. The DIB's investment portfolio, which has a carrying value on the Consolidated Balance Sheet of $27.5 billion, consists primarily of cash, short term investments, fixed maturity securities issued by U.S. government and government sponsored entities, mortgage and asset backed securities and to a lesser extent bank loans, mortgage loans and equity securities. Although the DIB is in wind-down, the investment strategy remains focused on maximizing the value of the portfolio while producing sufficient liquidity to meet the obligations of the DIB. The management of the DIB investment portfolio seeks to minimize interest rate, currency, commodity and equity risk associated with the investment strategy by utilizing derivatives. The use of these derivatives does not qualify for hedge accounting treatment; although, management believes these provide appropriate economic hedges of the underlying risk within the investment portfolio.

    Further, management seeks to maximize the value of the investment portfolio through an ongoing evaluation of each position in determining whether to hold, sell or finance the investments in furtherance of the strategy, which includes both immediate and long term liquidity needs.

    The investments of the DIB are all generally carried at fair value with the exception of loans and notes receivable held by MIP of $1.1 billion, which are carried at amortized cost and evaluated for impairment each period. The investments of AIGFP are generally subject to the fair value option with all changes in fair value recorded in earnings. The investments within the MIP are generally available-for-sale securities, where changes in fair value are presented in unrealized appreciation (depreciation) of investments, net of taxes, as a component of Accumulated other comprehensive income which are subject to impairment review each period.

AIG 2011 Form 10-K            145

 AVAILABLE FOR SALE INVESTMENTS

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities and other invested assets carried at fair value:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$5,661	$418	$(1)	$6,078	$-
Obligations of states, municipalities and political subdivisions	35,017	2,554	(73)	37,498	(28)
Non-U.S. governments	24,568	1,269	(102)	25,735	-
Corporate debt	134,974	11,569	(1,725)	144,818	115
Mortgage-backed, asset-backed and collateralized:
RMBS	34,780	1,387	(1,563)	34,604	(716)
CMBS	8,449	470	(973)	7,946	(276)
CDO/ABS	7,321	454	(473)	7,302	49

Total mortgage-backed, asset-backed and collateralized	50,550	2,311	(3,009)	49,852	(943)

Total bonds available for sale(b)	250,770	18,121	(4,910)	263,981	(856)

Equity securities available for sale:
Common stock	1,682	1,839	(100)	3,421	-
Preferred stock	83	60	-	143	-
Mutual funds	55	6	(1)	60	-

Total equity securities available for sale	1,820	1,905	(101)	3,624	-

Other invested assets carried at fair value(c)	5,155	1,611	(269)	6,497	-

Total	$257,745	$21,637	$(5,280)	$274,102	$(856)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	16,142	741	(75)	16,808	(28)
Corporate debt	117,367	8,725	(1,198)	124,894	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)

Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Other invested assets carried at fair value(c)	5,392	1,256	(60)	6,588	-

Total(d)	$228,632	$16,038	$(5,199)	$239,471	$(761)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. This amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At December 31, 2011 and 2010, bonds available for sale held by AIG that were below investment grade or not rated totaled $24.2 billion and $18.6 billion, respectively.

(c)
Represents private equity and hedge fund investments carried at fair value for which unrealized gains and losses are required to be recognized in other comprehensive income.

(d)
Excludes $80.5 billion of available for sale securities at fair value from businesses held for sale at December 31, 2010. Net unrealized gain attributable to businesses held for sale totaled $604 million at December 31, 2010. See Note 4 to the Consolidated Financial Statements.

146            AIG 2011 Form 10-K

The following table presents the fair value of AIG's available for sale U.S. municipal bond portfolio by state and type:

December 31, 2011 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$589	$1,228	$3,316	$5,133
Texas	242	2,641	2,205	5,088
New York	1	886	3,854	4,741
Washington	671	324	893	1,888
Massachusetts	930	10	841	1,781
Illinois	171	675	675	1,521
Florida	526	9	969	1,504
Georgia	630	89	471	1,190
Virginia	88	232	866	1,186
Arizona	-	161	835	996
Ohio	238	193	541	972
Pennsylvania	552	100	216	868
New Jersey	11	3	728	742
All Other	2,203	1,609	6,019	9,831

Total(a)(b)	$6,852	$8,160	$22,429	$37,441

(a)
Excludes certain university and not- for- profit entities that issue in the corporate debt market. Includes industrial revenue bonds.

(b)
Includes $5.7 billion of pre-refunded municipal bonds.

    At December 31, 2011, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax -backed bonds with 97 percent of the portfolio rated A or higher.

The following table presents the industry categories of AIG's available for sale corporate debt securities based on amortized cost:

December 31, Industry Category	2011	2010(a)

Financial institutions:
Money Center/Global Bank Groups	11%	12%
Regional banks – other	3	3
Life insurance	4	4
Securities firms and other finance companies	1	2
Insurance non-life	1	4
Regional banks – North America	2	2
Other financial institutions	8	5
Utilities	16	16
Communications	8	8
Consumer noncyclical	11	8
Capital goods	6	6
Energy	7	6
Consumer cyclical	7	8
Other	15	16

Total(b)	100%	100%

(a)
Excludes corporate debt of businesses held for sale.

(b)
At December 31, 2011 and 2010, approximately 95 percent and 93 percent, respectively, of these investments were rated investment grade.

AIG 2011 Form 10-K            147

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	December 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS*
2011	$8,972	$306	$(31)	$9,247	26%	$-	$-	$-	$-	-%
2010	3,787	139	(1)	3,925	11	4,157	11	(53)	4,115	20
2009	598	22	-	620	2	881	9	(3)	887	4
2008	665	49	-	714	2	937	39	(2)	974	5
2007	5,225	153	(330)	5,048	15	2,836	114	(213)	2,737	14
2006 and prior	15,533	718	(1,201)	15,050	44	11,850	527	(1,282)	11,095	57

Total RMBS	$34,780	$1,387	$(1,563)	$34,604	100%	$20,661	$700	$(1,553)	$19,808	100%

Agency
2011	$6,701	$306	$(2)	$7,005	44%	$-	$-	$-	$-	-%
2010	3,636	139	(1)	3,774	24	4,067	10	(52)	4,025	40
2009	528	21	-	549	3	784	9	(3)	790	8
2008	665	49	-	714	4	937	39	(2)	974	9
2007	549	43	-	592	4	526	36	(2)	560	5
2006 and prior	3,303	420	-	3,723	21	3,825	357	(1)	4,181	38

Total Agency	$15,382	$978	$(3)	$16,357	100%	$10,139	$451	$(60)	$10,530	100%

Alt-A
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	63	1	-	64	1	70	1	(1)	70	2
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	-	-	-	-	-
2007	1,783	59	(191)	1,651	28	1,004	39	(76)	967	28
2006 and prior	4,437	76	(420)	4,093	71	2,449	41	(380)	2,110	70

Total Alt-A	$6,283	$136	$(611)	$5,808	100%	$3,523	$81	$(457)	$3,147	100%

Subprime
2011	$-	$-	$-	$-	-%	$-	$-	$-	$-	-%
2010	-	-	-	-	-	-	-	-	-	-
2009	-	-	-	-	-	-	-	-	-	-
2008	-	-	-	-	-	44	-	-	44	3
2007	79	13	(12)	80	4	111	19	(5)	125	9
2006 and prior	1,713	25	(362)	1,376	96	1,104	16	(317)	803	88

Total Subprime	$1,792	$38	$(374)	$1,456	100%	$1,259	$35	$(322)	$972	100%

Prime non-agency
2011	$2,270	$-	$(29)	$2,241	21%	$-	$-	$-	$-	-%
2010	88	-	-	88	1	20	-	(1)	19	-
2009	70	1	-	71	1	97	-	-	97	2
2008	-	-	-	-	-	-	-	-	-	-
2007	2,672	28	(105)	2,595	24	1,097	19	(71)	1,045	21
2006 and prior	5,802	153	(356)	5,599	53	4,010	96	(483)	3,623	77

Total Prime non-agency	$10,902	$182	$(490)	$10,594	100%	$5,224	$115	$(555)	$4,784	100%

Total Other Housing Related	$421	$53	$(85)	$389	100%	$516	$18	$(159)	$375	100%

*
Includes foreign and jumbo RMBS-related securities.

148            AIG 2011 Form 10-K

The following table presents AIG's RMBS investments by credit rating:

	December 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$18,502	$990	$(56)	$19,436	53%	$12,077	$474	$(187)	$12,364	58%
AA	1,043	51	(115)	979	3	1,382	43	(240)	1,185	7
A	426	8	(25)	409	1	612	3	(108)	507	3
BBB	859	9	(95)	773	3	535	5	(113)	427	3
Below investment grade(b)	13,942	329	(1,272)	12,999	40	6,035	175	(904)	5,306	29
Non-rated	8	-	-	8	-	20	-	(1)	19	-

Total RMBS(a)	$34,780	$1,387	$(1,563)	$34,604	100%	$20,661	$700	$(1,553)	$19,808	100%

Agency RMBS – AAA	$15,382	$978	$(3)	$16,357	100%	$10,139	$451	$(60)	$10,530	100%

Alt-A RMBS
AAA	$128	$2	$(4)	$126	2%	$415	$-	$(29)	$386	12%
AA	405	34	(25)	414	6	550	28	(76)	502	15
A	162	2	(3)	161	3	175	2	(16)	161	5
BBB	278	2	(29)	251	4	198	1	(48)	151	6
Below investment grade(b)	5,310	96	(550)	4,856	85	2,185	50	(288)	1,947	62
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Alt-A	$6,283	$136	$(611)	$5,808	100%	$3,523	$81	$(457)	$3,147	100%

Subprime RMBS
AAA	$109	$-	$(4)	$105	6%	$344	$-	$(51)	$293	27%
AA	144	10	(27)	127	8	236	14	(44)	206	19
A	19	-	(1)	18	1	105	-	(29)	76	8
BBB	253	1	(33)	221	14	76	-	(23)	53	6
Below investment grade(b)	1,267	27	(309)	985	71	498	21	(175)	344	40
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Subprime	$1,792	$38	$(374)	$1,456	100%	$1,259	$35	$(322)	$972	100%

Prime non-agency
AAA	$2,884	$11	$(45)	$2,850	26%	$1,178	$22	$(46)	$1,154	23%
AA	472	7	(50)	429	4	571	-	(109)	462	11
A	202	3	(16)	189	2	276	2	(52)	226	5
BBB	309	6	(28)	287	3	238	4	(35)	207	5
Below investment grade(b)	7,027	155	(351)	6,831	65	2,941	87	(312)	2,716	56
Non-rated	8	-	-	8	-	20	-	(1)	19	-

Total prime non-agency	$10,902	$182	$(490)	$10,594	100%	$5,224	$115	$(555)	$4,784	100%

Total Other Housing Related	$421	$53	$(85)	$389	100%	$516	$18	$(159)	$375	100%

(a)
The weighted average expected life is 6 years at both December 31, 2011 and December 31, 2010.

(b)
Commencing in the second quarter of 2011, AIG purchased certain RMBS securities that had experienced deterioration in credit quality since their origination. See Note 7 to the Consolidated Financial Statements, Investments – Net Realized Capital Gains and Losses - Purchased Credit Impaired (PCI) Securities, for additional discussion.

    AIG's underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

AIG 2011 Form 10-K            149

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	December 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$6,879	$307	$(853)	$6,333	81%	$6,428	$204	$(919)	$5,713	88%
ReRemic/CRE CDO	345	26	(110)	261	4	508	23	(219)	312	7
Agency	1,154	137	(1)	1,290	14	297	13	(1)	309	4
Other	71	-	(9)	62	1	87	-	(10)	77	1

Total	$8,449	$470	$(973)	$7,946	100%	$7,320	$240	$(1,149)	$6,411	100%

The following table presents AIG's CMBS investments by year of vintage:

	December 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2011	$1,296	$133	$(6)	$1,423	15%	$-	$-	$-	$-	-%
2010	279	21	(2)	298	3	86	-	-	86	1
2009	41	1	-	42	1	42	1	-	43	1
2008	217	1	(7)	211	3	217	8	(1)	224	3
2007	2,296	124	(477)	1,943	27	2,205	118	(484)	1,839	30
2006 and prior	4,320	190	(481)	4,029	51	4,770	113	(664)	4,219	65

Total	$8,449	$470	$(973)	$7,946	100%	$7,320	$240	$(1,149)	$6,411	100%

The following table presents AIG's CMBS investments by credit rating:

	December 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$3,431	$274	$(12)	$3,693	40%	$2,358	$90	$(16)	$2,432	32%
AA	735	20	(21)	734	9	772	9	(58)	723	11
A	986	18	(56)	948	12	899	15	(74)	840	12
BBB	932	8	(122)	818	11	1,348	11	(359)	1,000	18
Below investment grade	2,353	149	(762)	1,740	28	1,943	115	(642)	1,416	27
Non-rated	12	1	-	13	-	-	-	-	-	-

Total	$8,449	$470	$(973)	$7,946	100%	$7,320	$240	$(1,149)	$6,411	100%

150            AIG 2011 Form 10-K

The following table presents the percentage of AIG's CMBS investments by geographic region based on amortized cost:

December 31,	2011	2010

Geographic region:
New York	15%	17%
California	10	12
Texas	6	6
Florida	5	6
Virginia	3	3
Illinois	3	3
New Jersey	2	3
Georgia	2	3
Maryland	2	2
Pennsylvania	2	2
Nevada	2	2
Washington	2	2
All Other*	46	39

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry based on amortized cost:

December 31,	2011	2010

Industry:
Office	28%	34%
Multi-family*	26	17
Retail	25	27
Lodging	8	8
Industrial	6	6
Other	7	8

Total	100%	100%

*
Includes Agency-backed CMBS.

    Although the market value of CMBS holdings has remained stable during 2011, the portfolio continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain adequate protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

AIG 2011 Form 10-K            151

Investments in CDOs

The following table presents AIG's CDO investments by collateral type:

	December 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$2,001	$52	$(297)	$1,756	88%	$1,697	$62	$(321)	$1,438	76%
Synthetic investment grade	1	75	-	76	-	78	102	(2)	178	4
Other	255	153	(18)	390	11	433	151	(52)	532	19
Subprime ABS	11	5	(6)	10	1	24	2	(12)	14	1

Total	$2,268	$285	$(321)	$2,232	100%	$2,232	$317	$(387)	$2,162	100%

The following table presents AIG's CDO investments by credit rating:

	December 31, 2011					December 31, 2010
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$134	$-	$(4)	$130	6%	$27	$-	$(2)	$25	1%
AA	309	11	(21)	299	13	94	1	(9)	86	4
A	854	-	(109)	745	38	202	17	(29)	190	9
BBB	585	15	(133)	467	26	578	18	(115)	481	26
Below investment grade	386	259	(54)	591	17	1,331	281	(232)	1,380	60

Total	$2,268	$285	$(321)	$2,232	100%	$2,232	$317	$(387)	$2,162	100%

COMMERCIAL MORTGAGE LOANS

    At December 31, 2011, AIG had direct commercial mortgage loan exposure of $13.6 billion. At that date, over 98 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by state and class of loan:

		Class
December 31, 2011 (dollars in millions)	Number of Loans								Percent of Total
		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	162	$109	$1,191	$258	$841	$381	$406	$3,186	24%
New York	77	264	1,034	170	99	87	81	1,735	13
New Jersey	59	585	322	283	8	-	71	1,269	9
Florida	97	51	285	242	103	21	209	911	7
Texas	58	46	337	117	218	81	25	824	6
Pennsylvania	61	111	101	144	122	17	14	509	4
Ohio	55	162	44	92	58	39	12	407	3
Maryland	22	24	191	164	14	4	4	401	3
Virginia	27	38	208	51	11	9	-	317	2
Arizona	12	66	106	59	7	-	86	324	2
Other states	360	367	1,375	707	453	300	441	3,643	27
Foreign	73	2	-	-	-	-	26	28	-

Total*	1,063	$1,825	$5,194	$2,287	$1,934	$939	$1,375	$13,554	100%

*
Excludes portfolio valuation losses.

152            AIG 2011 Form 10-K

 AIA EQUITY INVESTMENT

    At December 31, 2011, AIG's equity method investments included a 33 percent interest in AIA with a total carrying value of $12.4 billion which is recorded in Other invested assets and accounted for under the fair value option.

    The value of the AIA shares will fluctuate until the ultimate disposition by AIG of the AIA shares. The value of the AIA shares will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of AIA. The agreement with the underwriters precludes AIG from entering into hedging transactions that might protect AIG against fluctuations in the value of one-half of its remaining interest in AIA through April 18, 2012.

IMPAIRMENTS

The following table presents investment impairments by type:

Years Ended December 31, (in millions)	2011	2010	2009

Fixed maturities, available for sale	$1,009	$2,337	$5,356
Equity securities, available for sale	37	193	434
Private equity funds and hedge funds	234	509	906

Subtotal	$1,280	$3,039	$6,696

Life settlement contracts	312	74	79
Aircraft Trusts(a)	168	-	-
Real estate(b)	30	622	1,223

Total	$1,790	$3,735	$7,998

(a)
Aircraft Trusts impairment is recorded in other expenses

(b)
Real estate impairment is recorded in other income.

AIG 2011 Form 10-K            153

Other-Than-Temporary Impairments

The following tables present other-than-temporary impairment charges in earnings, excluding impairments on life settlement contracts and real estate shown above.

 Other-than-temporary impairment by segment and type of impairment:

	Reportable Segment
			Other Operations
(in millions)	Chartis	SunAmerica		Total

December 31, 2011
Impairment Type:
Severity	$47	$4	$-	$51
Change in intent	1	11	-	12
Foreign currency declines	32	-	-	32
Issuer-specific credit events	193	943	29	1,165
Adverse projected cash flows	1	19	-	20

Total	$274	$977	$29	$1,280

December 31, 2010
Impairment Type:
Severity	$30	$14	$29	$73
Change in intent	389	34	18	441
Foreign currency declines	17	-	46	63
Issuer-specific credit events	141	1,906	410	2,457
Adverse projected cash flows	-	4	1	5

Total	$577	$1,958	$504	$3,039

December 31, 2009
Impairment Type:
Severity	$118	$829	$563	$1,510
Change in intent	186	656	116	958
Foreign currency declines	9	-	103	112
Issuer-specific credit events	589	2,260	1,130	3,979
Adverse projected cash flows	1	76	60	137

Total	$903	$3,821	$1,972	$6,696

154            AIG 2011 Form 10-K

 Other-than-temporary impairment charges by type of security and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

December 31, 2011
Impairment Type:
Severity	$-	$-	$-	$-	$51	$51
Change in intent	-	-	-	7	5	12
Foreign currency declines	-	-	-	32	-	32
Issuer-specific credit events	769	20	150	11	215	1,165
Adverse projected cash flows	20	-	-	-	-	20

Total	$789	$20	$150	$50	$271	$1,280

December 31, 2010
Impairment Type:
Severity	$-	$-	$-	$-	$73	$73
Change in intent	210	-	99	41	91	441
Foreign currency declines	-	5	-	57	1	63
Issuer-specific credit events	1,066	34	739	81	537	2,457
Adverse projected cash flows	5	-	-	-	-	5

Total	$1,281	$39	$838	$179	$702	$3,039

December 31, 2009
Impairment Type:
Severity	$816	$471	$21	$26	$176	$1,510
Change in intent	19	8	44	715	172	958
Foreign currency declines	-	21	-	91	-	112
Issuer-specific credit events	1,929	306	451	301	992	3,979
Adverse projected cash flows	102	35	-	-	-	137

Total	$2,866	$841	$516	$1,133	$1,340	$6,696

*
Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

AIG 2011 Form 10-K            155

 Other-than-temporary impairment charges by type of security and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

December 31, 2011
Rating:
AAA	$3	$-	$-	$9	$-	$12
AA	24	-	-	10	-	34
A	7	-	-	15	-	22
BBB	6	5	-	1	-	12
Below investment grade	749	15	150	14	-	928
Non-rated	-	-	-	1	271	272

Total	$789	$20	$150	$50	$271	$1,280

December 31, 2010
Rating:
AAA	$5	$-	$-	$10	$-	$15
AA	20	-	-	3	-	23
A	2	-	13	14	-	29
BBB	47	-	41	10	-	98
Below investment grade	1,207	30	784	108	-	2,129
Non-rated	-	9	-	34	702	745

Total	$1,281	$39	$838	$179	$702	$3,039

December 31, 2009
Rating:
AAA	$320	$27	$17	$-	$-	$364
AA	289	20	15	19	-	343
A	254	62	113	195	-	624
BBB	434	271	85	318	-	1,108
Below investment grade	1,569	430	286	581	-	2,866
Non-rated	-	31	-	20	1,340	1,391

Total	$2,866	$841	$516	$1,133	$1,340	$6,696

*
Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

    Determinations of other-than-temporary impairments are based on fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, AIG expects to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit losses were not recognized.

    AIG recorded other-than-temporary impairment charges in 2011, 2010 and 2009 related to:

  •
  securities for which AIG has changed its intent from hold to sell;

  •
  declines due to foreign exchange rates;

  •
  issuer-specific credit events;

  •
  certain structured securities;

  •
  other impairments, including equity securities, private equity funds, hedge funds, direct private equity investments, aircraft trusts and investments in life settlement contracts; and

  •
  securities that experienced severe market valuation declines.

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.2 percent, 0.2 percent and 0.1 percent of total equity in 2011, 2010 and 2009, respectively.

156            AIG 2011 Form 10-K

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings for 2011, 2010 and 2009 were $542 million, $401 million and $735 million, respectively. For a discussion of recent accounting standards affecting fair values and other-than-temporary impairments, see Notes 2 and 7 to the Consolidated Financial Statements.

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)
										Total
December 31, 2011 Aging(a) (dollars in millions)
	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0-6 months	$23,689	$669	3,360	$180	$43	18	$-	$-	-	$23,869	$712	3,378
7-11 months	3,183	209	596	184	49	22	-	-	-	3,367	258	618
12 months or more	8,187	626	904	2,275	636	246	70	40	24	10,532	1,302	1,174

Total	$35,059	$1,504	4,860	$2,639	$728	286	$70	$40	24	$37,768	$2,272	5,170

Below investment grade bonds
0-6 months	$6,862	$328	1,112	$407	$107	66	$45	$24	24	$7,314	$459	1,202
7-11 months	2,832	274	261	981	252	78	-	-	-	3,813	526	339
12 months or more	3,493	313	476	2,760	916	282	724	424	113	6,977	1,653	871

Total	$13,187	$915	1,849	$4,148	$1,275	426	$769	$448	137	$18,104	$2,638	2,412

Total bonds
0-6 months	$30,551	$997	4,472	$587	$150	84	$45	$24	24	$31,183	$1,171	4,580
7-11 months	6,015	483	857	1,165	301	100	-	-	-	7,180	784	957
12 months or more	11,680	939	1,380	5,035	1,552	528	794	464	137	17,509	2,955	2,045

Total(e)	$48,246	$2,419	6,709	$6,787	$2,003	712	$839	$488	161	$55,872	$4,910	7,582

Equity securities
0-11 months	$523	$50	193	$194	$51	111	$-	$-	-	$717	$101	304
12 months or more	-	-	-	-	-	-	-	-	-	-	-	-

Total	$523	$50	193	$194	$51	111	$-	$-	-	$717	$101	304

(a)
Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)
Represents the percentage by which fair value is less than cost at December 31, 2011.

(c)
For bonds, represents amortized cost.

(d)
The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)
Item count is by CUSIP by subsidiary.

    For 2011, net unrealized gains related to fixed maturity and equity securities increased by $5.4 billion primarily resulting from the narrowing of credit spreads.

    As of December 31, 2011, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for 12 months or more consisted of the unrealized loss of $464 million related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 24 securities with an amortized cost of $70 million and a net unrealized loss of $40 million are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. For most security types supported by real estate-related assets, current market yields continue to be higher than the yields were at the respective issuance dates of the securities. This is largely due to investors demanding additional yield premium for securities whose performance is closely linked to the commercial and residential real estate sectors. In addition, for floating rate securities, persistently low LIBOR levels continue to make these securities less attractive.

AIG 2011 Form 10-K            157

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

ENTERPRISE RISK MANAGEMENT

OVERVIEW

    Risk management is a key element of AIG's approach to corporate governance. AIG has an integrated process for managing risks throughout the organization. AIG's Board of Directors has oversight responsibility for the management of risk. AIG's Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of AIG's major business units, providing senior management with a consolidated view on the firm's major risk positions. Within each business unit, senior leaders and executives approve risk-taking policies and targeted risk tolerance within the framework provided by ERM.

RISK GOVERNANCE STRUCTURE

    AIG's risk governance fosters the development and maintenance of a risk and control culture that encompasses all significant risk categories. It is supported by committees at the AIG corporate-level and in each business unit.

    AIG's Board of Directors oversees management of risk through the complementary functioning of its Finance and Risk Management Committee (the FRMC) and the Audit Committee, and interaction with other committees of the Board. AIG's Chief Risk Officer (CRO) reports to both the FRMC and AIG's Chief Executive Officer (CEO).

    The Group Risk Committee (the GRC) is the senior management group charged with assessing all significant risk issues on a global basis in order to protect AIG's financial strength, optimize its intrinsic value, and protect its reputation among key stakeholders. The GRC is chaired by AIG's CRO and its membership includes AIG's CEO, Chief Financial Officer (CFO), General Counsel, and 11 additional executives from across AIG's corporate functions and business units. AIG's CRO reports periodically on behalf of the GRC to both the FRMC and the Audit Committee of the Board.

    Management committees that support the GRC are as follows:

  •
  the Financial Risk Group (the FRG);

  •
  the Transaction Approval and Business Practices Committee (the TABPC);

  •
  the Operational Risk Committee (the ORC); and

  •
  the Risk and Capital Committees of AIG's major insurance business segments, SunAmerica, Chartis and UGC.

    The committees are comprised of senior executives and experienced business representatives from a range of control functions and business units throughout AIG and its subsidiaries. These committees are charged with identifying, analyzing and resolving specific risk matters within their respective mandate.

    The FRG is responsible for the oversight of financial risks taken by AIG and its subsidiaries. The FRG's mandate includes oversight of the firm's aggregate risks related to credit, asset-liability management and liquidity, derivatives activity, and foreign exchange transactions. Membership of the FRG includes AIG's Executive Vice President — Investments and Financial Services and Executive Vice President and Treasurer, as well as its CFO, and other senior executives from Finance and ERM. AIG's CRO serves as Chair of the FRG.

158            AIG 2011 Form 10-K

    The TABPC provides the primary corporate-level review function for all proposed transactions and business practices that are significant in size, complex in scope, or that present heightened legal, reputational, accounting or regulatory risks. AIG's Executive Vice President and Treasurer serves as Chair of the committee that also includes AIG's General Counsel, the AIG CRO, CFO, Executive Vice President — Investments and Financial Services, and a senior executive from Finance.

    The ORC is tasked with identifying the risks that may arise from adverse outcomes that stem from internal processes, people, systems, or external events. AIG's Chief Administrative Officer is Chair of the ORC and he is joined by senior AIG executives with expertise in legal, compliance, technology and operational risk, as well as the chief risk officers of key AIG business units.

    Each of AIG's major insurance businesses has established committees that are responsible for managing risks at the individual business-unit level:

  •
  Chartis Risk & Capital Committee (CRCC): The CRCC is co-chaired by the Chartis CRO and Chief Financial Officer and consists of Chartis executive management, the AIG CRO and the AIG Chief Actuary. The CRCC mandate encompasses the identification, monitoring and control of all sources of risk within the global Chartis portfolio, including emerging and catastrophic risks. Specific responsibilities include setting risk tolerance, approving capital management strategies (including asset allocation and risk financing), insurance portfolio optimization and providing oversight of economic capital models. Each major geographic region of the Chartis footprint maintains a local committee with a similar mandate that reports directly or indirectly to the CRCC.

  •
  SunAmerica Financial Group Risk & Capital Committee (SARCC): The SARCC is co-chaired by the SunAmerica CRO and the SunAmerica CEO and consists of SunAmerica executive management, the AIG CRO and the AIG Chief Actuary. The scope of SARCC responsibilities encompasses the identification, monitoring and control of all sources of risk within SAFG and includes financial, capital, liquidity and insurance risks. The SARCC creates and implements all risk management policies and oversees all risk assessment processes. It reviews strategic and financial initiatives and activities as recommended by its various business units and functional groups.

  •
  UGC Risk Committee (URC): The URC is chaired by the UGC CRO who reports regularly to the AIG CRO and the UGC executive committee. The URC creates, oversees and implements UGC's risk management framework and establishes the policies and guiding principles for managing risk across the UGC portfolio.

RISK IDENTIFICATION, MEASUREMENT AND TOLERANCE

    AIG's risk tolerance is reflected in its business planning and integrated into the management of its operations. AIG's GRC routinely reviews the level of risk taken by the consolidated organization in relation to established risk tolerances. A consolidated risk report is presented to the FRMC by the AIG CRO.

    AIG uses a proprietary stress testing framework to measure its quantifiable risks. The framework measures risk over multiple time horizons and under different levels of stress. This framework measures the risk in each of

AIG 2011 Form 10-K            159

AIG's regulated subsidiaries in relation to its statutory capital needs under stress, as well as the risks inherent in AIG's unregulated subsidiaries.

    To complement existing processes, in 2011 AIG implemented an enterprise-wide vulnerability identification process (VID) to facilitate the escalation of potential new or emerging risks to senior management. AIG's VID process, on a quarterly basis, solicits this information from a broad range of senior managers across the organization. Through VID, vulnerabilities not captured by other risk management practices are identified and elevated to senior management on a regular basis.

    AIG's approach to evaluating and managing risk divides material risk topics as follows:

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

  •
  Reputational risk — the risk of direct loss or loss in future business because of damage to AIG's reputation. Damage to the Company's reputation can arise from a large number of issues, including potential conflicts of interest, legal and regulatory requirements, ethical issues, and sales and trading practices.

CREDIT RISK MANAGEMENT

    AIG devotes considerable resources to managing its direct and indirect credit exposures, such as those arising from fixed income investments, equity securities, deposits, reverse repurchase agreements and repurchase agreements, commercial paper, corporate and consumer loans, leases, reinsurance recoverables, counterparty risk to derivatives activities, collateral extended to counterparties, cessions of insurance risk to customers, credit risk assumed through credit derivatives written, financial guarantees and letters of credit. Credit risk is defined as the risk that AIG's customers or counterparties are unable or unwilling to repay their contractual obligations when they become due. Credit risk may also be manifested: (i) through the downgrading of credit ratings of counterparties whose credit instruments AIG may be holding, or, in some cases, insuring, causing the value of the assets to decline or insured risks to rise; and (ii) as cross-border risk where a country (sovereign government risk) or one or more non-sovereign obligors within a country are unable or unwilling to repay an obligation or are unable or unwilling to provide foreign exchange to service a credit or equity exposure incurred by another AIG business unit located outside that country.

    AIG's credit risks are managed at the corporate level within ERM, assisted by credit functions headed by seasoned credit officers in all the business units, whose primary role is to assure appropriate credit risk management in the context of the firm's credit risk appetite. AIG's Chief Credit Officer (CCO) and credit executives are primarily responsible for the development and maintenance of credit risk policies and procedures. Detailed responsibilities are as follows:

  •
  develop and implement AIG-wide appropriate credit policies;

  •
  approve delegated credit authorities to AIG credit executives;

160            AIG 2011 Form 10-K

  •
  manage the approval process for requests for credit limits, program limits and credit transactions above delegated authorities or where concentrations of risk may exist or be incurred;

  •
  aggregate globally all credit exposure data by counterparty, country, sector and industry and report risk concentrations regularly to and review with senior management;

  •
  administer regular portfolio credit reviews of investment, derivative and credit-incurring business units and recommend corrective actions where required;

  •
  conduct credit research on countries, sectors and asset classes where risk concentrations may exist;

  •
  develop methodologies for quantification and assessment of credit risks, including the establishment and maintenance of AIG's internal risk rating process; and

  •
  approve appropriate credit reserves, credit-related other-than-temporary impairments and corresponding methodologies in all credit portfolios.

    AIG monitors and controls its company-wide credit risk concentrations and attempts to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in certain circumstances, AIG may require third-party guarantees, reinsurance or collateral, such as letters of credit and trust accounts. These guarantees, reinsurance recoverables, letters of credit and trust accounts are also treated as credit exposure and are added to AIG's risk concentration exposure data.

    AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturity securities, equity securities, loans, finance leases, reinsurance recoverables, derivatives (mark-to-market and potential future exposure), deposits, reverse repurchase agreements, repurchase agreements, collateral extended to counterparties, commercial bank letters of credit received as collateral, guarantees, and the specified credit equivalent exposures to certain insurance products which embody credit risk. Therefore, AIG's reported credit exposures to a counterparty reflect available for sale investments, trading securities, derivative exposures, insurance credit and any other counterparty credit exposures.

    AIG's single largest credit exposure, the U.S. Government, was 34 percent of Total equity at December 31, 2011 compared to 22 percent at December 31, 2010. The increase reflects the effects of the Recapitalization on Total equity as well as increased exposure to the U.S. Government, including primarily credit exposure related to the U.S. Treasury bonds and government agencies and to the direct and guaranteed exposures to U.S. government-sponsored entities, primarily the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). Based on AIG's internal risk ratings, at December 31, 2011, AIG's largest below investment grade-rated credit exposure was 0.6 percent of Total equity, compared to 0.6 percent at December 31, 2010.

    AIG's single largest industry credit exposure in 2011 was to the global financial institutions sector, which includes banks and finance companies, securities firms, and insurance and reinsurance companies, many of which can be highly correlated at times of market stress. As of December 31, 2011, credit exposure to this sector was $108 billion, or 123 percent of Total equity compared to 119 percent at December 31, 2010.

    At December 31, 2011:

  •
  $103 billion or 95 percent of these financial institution credit exposures were considered investment grade based on AIG's internal ratings.

  •
  $5 billion or 5 percent were considered non-investment grade. Most of the non-investment grade exposure was to financial institutions in countries AIG does not consider of investment grade quality. Aggregate credit exposure to the ten largest below investment grade-rated financial institutions was $2 billion.

  •
  AIG's aggregate credit exposure to fixed maturity securities of the financial institution sector amounted to $40 billion.

  •
  Short-term bank deposit placements, reverse repos, repos and commercial paper issued by financial institutions (primarily commercial banks), operating account balances with banks and bank-issued

AIG 2011 Form 10-K            161

    commercial letters of credit supporting insurance credit exposures were $18 billion of the total exposure, or 17 percent, to global financial institutions.

  •
  The remaining credit exposures to this sector were primarily related to reinsurance recoverables, ordinary shares of AIA, collateral extended to counterparties mostly pursuant to derivative transactions, derivatives, and the fronting of risk management policies to captive insurers of these financial institutions.

    Of the $108 billion aggregate financial exposure, $35.8 billion was to United Kingdom and European-based financial institutions.

  •
  $12.2 billion of this aggregate credit exposure was to non-bank institutions, of which $9.5 billion, or 78 percent, was reinsurance recoverable balances. Reinsurance recoverables were primarily to highly rated reinsurers based in Switzerland, Germany, and the United Kingdom. $1.7 billion of the aggregate credit exposure to non-banks was fixed maturity securities. Approximately 98 percent of the non-bank exposures were considered investment grade based on AIG's internal ratings.

  •
  Aggregate credit exposures to United Kingdom- and European-based banks totaled $23.5 billion, of which $22.7 billion were considered investment grade based on AIG's internal ratings. Aggregate below investment grade-rated credit exposures to European banks were $793 million.

  •
  AIG's credit exposures to banks domiciled in the Euro-zone countries totaled $9.6 billion, of which $5.1 billion were fixed maturity securities. Credit exposures to banks based in the five countries of the Euro-zone periphery (Spain, Italy, Ireland, Greece, and Portugal) totaled $1.7 billion, of which $1.0 billion were fixed maturity securities. Credit exposures to banks based in France totaled $1.9 billion, of which $845 million were fixed maturity securities. AIG's credit exposures were predominantly to the largest banks in these countries.

The following table presents AIG's aggregate credit exposures to banks in the United Kingdom and Europe:

December 31, 2011 (in millions)	Fixed Maturity Securities(a)	Cash and Short-Term Investments(b)	Derivatives(c)	Other(d)	Total

Euro-zone countries:
Netherlands	$2,157	$192	$-	$962	$3,311
Germany	765	607	93	669	2,134
France	845	382	226	442	1,895
Spain	582	71	78	122	853
Italy	253	1	84	233	571
Belgium	171	1	3	146	321
Ireland	138	92	-	40	270
Greece	-	1	-	-	1
Portugal	-	-	-	-	-
Other Euro-zone	194	92	-	4	290

Total Euro-zone	$5,105	$1,439	$484	$2,618	$9,646

Remainder of Europe
United Kingdom	$4,282	$2,242	$632	$1,549	$8,705
Sweden	760	1,322	-	46	2,128
Switzerland	1,027	630	14	355	2,026
Other remainder of Europe	429	563	-	42	1,034

Total remainder of Europe	$6,498	$4,757	$646	$1,992	$13,893

Total	$11,603	$6,196	$1,130	$4,610	$23,539

(a)
Fixed maturity securities primarily includes available-for-sale and trading securities reported at fair value of $10.6 billion ($10.6 billion amortized cost), and $1 billion ($1.1 billion amortized cost) respectively. Covered bonds (debt securities secured by a pool of financial assets sufficient to cover any bondholder claims and which have full recourse to the issuing bank) represented approximately 10 percent of the $11.6 billion fixed maturity securities.

162            AIG 2011 Form 10-K

(b)
Cash and short-term investments include bank deposit placements, operating accounts, securities purchased under agreements to resell and collateral posted to counterparties against structured products. Credit equivalent exposure to securities purchased under agreements to resell was $86 million (notional value of $2.7 billion).

(c)
Derivative transactions reported at fair value.

(d)
Other primarily consists of commercial letters of credit supporting insurance credit exposures ($1.7 billion), captive programs in the United Kingdom and the Netherlands ($1.6 billion)

    Out of a total of $5.1 billion of fixed maturity securities of banks in the Euro-zone countries, AIG's subordinated debt holdings and Tier 1 and preference share securities in these banks totaled $1.2 billion and $386 million, respectively, at December 31, 2011. These exposures were predominantly to the largest banks in those countries.

The following table presents further detail on AIG's fixed maturity security exposure to banks in the United Kingdom and Europe:

	Fixed Maturity Securities(a)
December 31, 2011 (in millions)
	Secured/ Government(b)	Senior	Subordinated	Tier 1	Total

Euro-zone countries:
Netherlands	$621	$1,027	$351	$158	$2,157
Germany	110	297	269	89	765
France	152	240	356	97	845
Spain	155	248	141	38	582
Italy	69	92	92	-	253
Belgium	73	86	8	4	171
Ireland	48	90	-	-	138
Other Euro-zone	119	75	-	-	194

Total Euro-zone	$1,347	$2,155	$1,217	$386	$5,105

Remainder of Europe
United Kingdom	$247	$1,563	$2,009	$463	$4,282
Sweden	219	343	111	87	760
Switzerland	29	677	297	24	1,027
Other remainder of Europe	320	56	16	37	429

Total remainder of Europe	$815	$2,639	$2,433	$611	$6,498

Total	$2,162	$4,794	$3,650	$997	$11,603

(a)
Fixed maturity securities primarily includes available-for-sale and trading securities reported at fair value and single name CDS at notional contract value.

(b)
Secured/government primarily includes covered bonds and securities issued by government-sponsored entities or debt guaranteed by a government.

    AIG also had credit exposures to several European governments whose ratings have been downgraded or placed under review in recent months by one or more of the major rating agencies. These downgrades occurred mostly in countries in the Euro-zone periphery (Spain, Italy and Portugal) where AIG's credit exposures totaled $339 million at December 31, 2011. The downgrades primarily reflect large government budget deficits, rising government debt-to-GDP ratios and large financing requirements of these sovereigns, which have given rise to widening credit spreads and difficult financing conditions. These credit exposures primarily included available-for-sale and trading securities (at fair value) issued by these governments. AIG had no direct or guaranteed credit exposure to the governments of Greece or Ireland.

AIG 2011 Form 10-K            163

The following table presents AIG's aggregate (gross and net) credit exposures to governments in the Euro-Zone and other non-U.S. government concentrations:

(in millions)	December 31, 2011	December 31, 2010*

Euro-zone countries:
Germany	$1,854	$1,102
France	1,157	1,134
Netherlands	442	341
Spain	228	257
Austria	203	156
Belgium	139	246
Italy	108	448
Finland	87	34
Portugal	3	6
Ireland	-	-
Greece	-	-
Other Euro-zone	-	-

Total Euro-zone	4,221	3,724

Other concentrations:
Japan	9,205	7,366
Canada	3,153	1,081
United Kingdom	1,615	1,182
Australia	879	937
Norway	720	508
Mexico	507	316
Qatar	339	424
Brazil	306	305
Sweden	304	277
Russia	293	231
Other	4,629	3,551

Total other concentrations	21,950	16,178

Total	$26,171	$19,902

*
For comparative purposes, December 31, 2010 figures have been adjusted to reflect the divestitures of AIG Star, AIG Edison, and Nan Shan, which occurred in 2011.

164            AIG 2011 Form 10-K

The following table presents AIG's aggregate credit exposures to non-financial institutions in the United Kingdom and Europe:

December 31, 2011 (in millions)	Fixed Maturity(a)(b)
	Secured	Senior	Total	Derivatives	Other(c)	Total

Euro-zone countries:
Germany	$16	$2,566	$2,582	$62	$1,167	$3,811
France	34	2,528	2,562	979	3,250	6,791
Netherlands	190	1,417	1,607	-	780	2,387
Spain	11	1,188	1,199	10	1,050	2,259
Italy	108	1,036	1,144	39	559	1,742
Ireland	-	718	718	-	74	792
Belgium	2	590	592	-	193	785
Luxembourg	5	312	317	-	348	665
Other Euro-zone	18	290	308	-	469	777

Total Euro-zone	$384	$10,645	$11,029	$1,090	$7,890	$20,009

Remainder of Europe:
United Kingdom	267	6,398	6,665	529	6,428	13,622
Switzerland	16	1,581	1,597	10	292	1,899
Jersey	8	298	306	-	13	319
Other remainder of Europe	135	434	569	-	584	1,153

Total remainder of Europe	$426	$8,711	$9,137	$539	$7,317	$16,993

Total	$810	$19,356	$20,166	$1,629	$15,207	$37,002

(a)
Fixed maturity securities primarily includes available-for-sale securities, with $211 million in trading securities.

(b)
United Kingdom/European exposure also consists of $345 million of subordinated debt, primarily in the United Kingdom and Switzerland; bank loans of $95 million; and preferred equity securities of $91 million.

(c)
Other primarily consists of insurance related products, including captive fronting programs ($8.1 billion), trade credit insurance ($3.8 billion) and surety insurance ($2.3 billion).

    Approximately 87 percent of fixed maturity securities in the United Kingdom and European non-financial institutions were considered investment grade based on AIG's internal ratings. Among non-financial institution corporate exposures to Euro-zone countries, France represented the largest single country, amounting to $6.8 billion of the $20 billion total, of which $2.6 billion were fixed maturity securities. Approximately two-thirds of these French exposures were to issuers in the oil and gas, rail, utilities and telecommunications industries. Euro-zone periphery non-financial institution corporate exposures ($5 billion) are heavily weighted towards large multinational corporate or issuers in relatively stable industries, such as regulated utilities (26 percent), telecommunications (18 percent) and oil & gas (7 percent).

    AIG also had United Kingdom and European structured product exposures (largely residential mortgage-backed, commercial mortgage-backed and asset-backed securities) totaling $8.6 billion at December 31, 2011. United Kingdom structured products accounted for $4.2 billion or 48 percent of these exposures, while the Netherlands and Germany comprised 23 percent and 7 percent, respectively. Structured product exposures to the European peripheral countries accounted for 2 percent of the total. Approximately 90 percent of the United Kingdom and European structured products exposures were rated A or better at December 31, 2011. See Critical Accounting Estimates — Fair Value Measurements of Certain Financial Assets and Liabilities — Level 3 Assets and Liabilities — Regulatory Capital Portfolio for a discussion of European related regulatory capital transactions.

    In addition, AIG had commercial real estate-related net equity investments in Europe totaling $647 million and related unfunded commitments of $165 million. Moreover, ILFC's fleet includes aircraft on operating leases to U.K. and European airlines with a net book value of approximately $13.5 billion, of which approximately $3.1 billion or 23 percent are aircraft on lease to carriers based in the five Euro-zone periphery countries.

    AIG actively monitors its European credit exposures, especially those exposures to issuers in the European periphery, and uses various stress assumptions to identify issuers and securities warranting review by senior management and to determine whether mitigating actions should be taken. Mitigating actions in these areas to date have largely included non-renewal of maturing exposures and sales and tender of securities. To date, credit default protection has not been actively used. The financial condition of issuers is periodically evaluated, and internal risk ratings are adjusted as circumstances warrant. The result of these continuing reviews has led AIG to believe that its combined credit risk exposures to sovereign governments, financial institutions and non-financial corporations in the Euro-zone are manageable risks given the type and size of exposure and the credit quality and size of the issuers.

AIG 2011 Form 10-K            165

    AIG also monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties and its cross-border investments in its own international subsidiaries. Eight countries had cross-border exposures in excess of 10 percent of Total equity at both December 31, 2011 and December 31, 2010. Based on AIG's internal risk ratings, at December 31, 2011, five countries were rated AAA and three were rated AA. The two largest cross-border exposures were to the United Kingdom and France.

    AIG also has a risk concentration, primarily through the investment portfolios of its insurance companies, in the U.S. municipal sector. A majority of these securities were held in available for sale portfolios of AIG's domestic property casualty insurance companies. See Investments — Available for Sale Investments herein for further details. AIG had $892 million of additional exposure to the municipal sector outside of its insurance company portfolios at December 31, 2011, compared to $974 million at December 31, 2010. These exposures consisted of AIGFP derivatives and trading securities (at fair value) and exposure related to other insurance and financial services operations.

    See also Investments herein for further information.

    AIG reviews regularly concentration reports in all categories listed above as well as credit trends by risk ratings and credit spreads. AIG periodically adjusts limits and reviews exposures for risk mitigation to provide reasonable assurance that the Company does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

MARKET RISK MANAGEMENT

    AIG is exposed to market risks, primarily within its insurance and capital markets businesses (see Item 1. Business — Other Operations — Global Capital Markets regarding its market risk issues). For AIG's insurance operations, the asset-liability exposures are predominantly structural in nature, and not the result of speculative positioning to take advantage of short-term market opportunities. For example, the business model of life insurance and retirement savings is to collect premiums or deposits from policyholders and invest the proceeds in predominantly long-term, credit based assets. A spread is earned over time between the asset yield and the cost payable to policyholders. The asset and liability profiles are managed so that the cash flows resulting from invested assets are sufficient to meet policyholder obligations when they become due without the need to sell assets prematurely into a potentially distressed market. In periods of severe market volatility, depressed and illiquid market values on otherwise performing investments diminish shareholders' equity even without the realization of actual credit event related losses. Such diminution of capital strength has caused downward pressure on the market's assessment of the financial strength and the credit ratings of insurers.

    AIG's market exposures can be categorized as follows:

  •
  Benchmark interest rates.    Benchmark interest rates are also known as risk-free interest rates and are associated with either the government/treasury yield curve or the swap curve. The fair value of AIG's significant fixed maturity securities portfolio changes as benchmark interest rates change.

  •
  Credit spread or risk premium.    Credit spread risk is the potential for loss due to a change in an instrument's risk premium or yield relative to that of a comparable-duration, default-free instrument.

  •
  Equity and alternative investment prices.    AIG's exposure to equity and alternative investment prices arises from direct investments in common stocks and mutual funds, from minimum benefit guarantees embedded in the structure of certain variable annuity and variable life insurance products and from other equity-like investments, such as hedge funds and private equity funds, private equity investments, commercial real estate and real estate funds.

  •
  Foreign currency exchange rates.    AIG is a globally diversified enterprise with significant income, assets and liabilities denominated in, and significant capital deployed in, a variety of currencies.

166            AIG 2011 Form 10-K

    AIG uses a number of measures and approaches to measure and quantify its market risk exposure, including:

  •
  Duration/key rate duration.    Duration is the measure of the sensitivities of a fixed-income instrument to the parallel shift in the benchmark yield curve. Key rate duration measures sensitivities to the movement at a given term point on the yield curve.

  •
  Scenario analysis.    Scenario analysis uses historical, hypothetical, or forward-looking macroeconomic scenarios to assess and report exposures. Examples of hypothetical scenarios include a 100 basis point parallel shift in the yield curve or a 10 percent immediate and simultaneous decrease in world-wide equity markets.

  •
  Stress testing.    Stress testing is a special form of scenario analysis whereby the scenarios used are designed to lead to a material adverse outcome (for example, the stock market crash of October 1987 or the widening of yields or spread of RMBS or CMBS during 2008). Stress testing is often used to address Value-at-Risk (VaR) shortcomings and complement VaR calculations. Particularly in times of significant volatility in financial markets, using stress scenarios provides more pertinent and forward-looking information on market risk exposure than VaR results based upon historical data alone.

  •
  VaR.    VaR is a summary statistical measure that uses the estimated volatility and correlation of market factors to calculate the maximum loss that could occur over a defined period of time with a specified level of statistical confidence. VaR measures not only the size of individual exposures but also the interaction between different market exposures, thereby providing a portfolio approach to measuring market risk. A key shortcoming of the VaR approach is its reliance on historical data, making VaR calculations essentially "backward looking." This shortcoming was most evident during the recent credit crisis.

Insurance and Aircraft Leasing Sensitivities

The following table provides estimates of AIG's sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

As of December 31, (dollars in millions)	Exposure			Effect
	2011	2010*	Sensitivity Factor	2011	2010

Yield sensitive assets	$326,200	$308,900	100 bps parallel increase in all yield curves	$(15,800)	$(13,400)
Equity and alternative investments exposure	$39,000	$46,400	20% decline in stock prices and value of alternative investments	$(7,800)	$(9,300)
Foreign currency exchange rates net exposure	$5,900	$3,400	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(590)	$(340)

*
All figures and periods have been adjusted to reflect the divestitures of AIG Star, AIG Edison, and Nan Shan, which occurred in 2011.

    Exposures to yield curves include assets that are directly sensitive to yield curve movements, such as fixed maturity securities, loans, finance receivables and short-term investments (excluding consolidated separate account assets). Exposures to equity and alternative investment prices include investments in common stocks, preferred stocks, mutual funds, hedge funds, private equity funds, commercial real estate and real estate funds (excluding consolidated separate account assets and consolidated managed partnerships and funds). Exposures to foreign currency exchange rates reflect AIG's consolidated non-U.S. dollar net capital investments on a GAAP basis. Comparisons of 2011 exposures to 2010 are as follows:

  •
  Total yield sensitive assets increased 5.6 percent or $17.3 billion compared to 2010, primarily due to an increase in fixed income assets of $34.9 billion. This increase was partially offset by a decrease in cash and other assets of $17.6 billion.

  •
  Total equity and alternative investments exposure decreased 15.9 percent or $7.4 billion compared to 2010, primarily due to: AIG's sale of MetLife equity securities ($6.5 billion) as well as decreases in mutual fund values ($1.5 billion), real estate investments ($416 million) and private equity funds and hedge funds values

AIG 2011 Form 10-K            167

    ($247 million). The decrease was partially offset by increases in other equity investments ($1.0 billion) and common equity securities ($247 million).

  •
  Foreign currency exchange rates net exposure increased 73.5 percent or $2.5 billion compared to 2010, primarily due to: unrealized appreciation of $1.3 billion from certain foreign-denominated equity holdings; goodwill translation adjustment of $812 million; and a reduction in foreign-denominated debt outstanding of $463 million. The increase was partially offset by a net decrease in all other currencies of $65 million.

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

    The sensitivity factors utilized for 2011 and presented above were selected based on historical data from 1991 to 2011, as follows (see the table below):

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

	Period	Standard Deviation	Suggested 2011 Scenario	2011 Scenario as a Multiple of Standard Deviation	2011 Change/ Return	2011 as a Multiple of Standard Deviation	Original 2010 Scenario (based on Standard Deviation for 1990-2010 Period)

10-Year Treasury	1991-2011	0.01	0.01	0.98	(0.01)	1.39	0.01
S&P 500	1991-2011	0.19	0.20	1.07	-	-	0.20
USD/JPY	1991-2011	0.11	0.10	0.92	0.05	0.50	0.10

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

    Senior operational risk executives in the businesses report to the Head of AIG ORM and to business management. This reporting structure facilitates development of business-specific knowledge of operational risk matters, while at the same time maintaining company-wide consistency in AIG's overall approach to operational risk management.

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

168            AIG 2011 Form 10-K

    As part of the operational risk management framework, AIG has implemented a risk and control self assessment (RCSA) process. The RCSA process is used to identify key operational risks and evaluate the effectiveness of existing controls to mitigate those risks. Corrective action plans are developed to address any identified issues. Business units continue to enhance their RCSA processes to perform more robust risk assessments.

    The Operational Risk Management Forum, a company-wide governance body comprised of senior ORM executives, including the senior business operational risk executives, meets regularly and provides a forum for approving operational risk policies and ensuring effectiveness of the operational risk management program.

BUSINESS UNIT RISK MANAGEMENT

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

    AIG has two major categories of insurance risks as follows:

  •
  Property and casualty (Chartis and Mortgage Guaranty) — risks covered include property, casualty, fidelity/surety, management liability and mortgage insurance. Risks in the general insurance segment are managed through aggregations and limitations of concentrations at multiple levels: policy, line of business, correlation and catastrophic risk events. Risks in the mortgage insurance business are managed through geographic location of the insured properties, the relative economic conditions in the local housing markets, credit attributes of the borrowers, and the loan amount relative to the value of the respective collateral.

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

AIG 2011 Form 10-K            169

Chartis

    At Chartis, underwriting risks are managed through its risk review and selection processes, exposure limitations, exclusions, deductibles, self-insured retentions, coverage limits and reinsurance. The risks covered by AIG are managed through sound underwriting practices, pricing procedures and the use of actuarial analysis as part of the determination of overall adequacy of provisions for insurance. Underwriting practices and pricing procedures are based on historical experience, current regulation and judicial decisions as well as proposed or anticipated regulatory changes.

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

    Following is an overview of modeled losses for Chartis exposure associated with the more significant natural perils. The modeled results assume that all reinsurers fulfill their obligations to AIG in accordance with their terms.

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

    The modeled results provided in the table below were based on the aggregate exceedence probability (AEP) losses, which represent total property, workers' compensation, and A&H losses that may occur in any single year from one or more natural events. The A&H data include exposures for United States and Japan earthquakes. These exposures represent the largest share of A&H exposures to earthquakes. A&H losses were modeled using April 2010 data. The property exposures were modeled with data as of September 2011. All reinsurance program structures, domestic and international, reflect the reinsurance programs in place as of January 1, 2012. The values

170            AIG 2011 Form 10-K

provided were based on 100-year return period losses, which have a one percent likelihood of being exceeded in any single year. Losses include loss adjustment expenses and the net values include reinstatement premiums.

At December 31, 2011 (in millions)	Gross	Net of 2012 Reinsurance	Net of 2012 Reinsurance, After Tax	Percent of Total Equity

Natural Peril:
Earthquake	$6,810	$4,101	$2,666	3.05%
Tropical Cyclone*	$8,495	$5,215	$3,389	3.88%

*
Includes hurricanes, typhoons and European windstorms.

    Gross earthquake and tropical cyclone modeled losses increased $511 million and $1.6 billion, respectively, compared to 2010, while net losses increased $406 million and $809 million, respectively, compared to 2010. These increases in both gross and net losses are primarily due to Risk Management Solutions (RMS) model changes, blending multiple model results (RMS, AIR Worldwide Corporation (AIR) and EQECAT, Inc.), data completeness and the implementation of a data quality index.

    In addition to the return period loss, AIG evaluates potential single event earthquake and hurricane losses that may be incurred. The single events utilized are a subset of potential events identified and utilized by Lloyd's (see Lloyd's Realistic Disaster Scenarios, Scenario Specifications, January 2012) and referred to as Realistic Disaster Scenarios (RDS). The purpose of this analysis is to utilize these RDS to provide a reference frame and place into context the model results. However, it is important to note that the specific events used for this analysis do not necessarily represent the worst case loss that AIG could incur from this type of an event in these regions. The losses associated with the RDS are included in the following table.

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

At December 31, 2011 (in millions)	Gross	Net of 2012 Reinsurance

Natural Peril:
Northeast Hurricane	$4,070	$2,726
Gulf Coast Hurricane	$5,475	$3,135
Los Angeles Earthquake	$6,216	$3,157
San Francisco Earthquake	$6,364	$3,810
Miami Hurricane	$4,977	$2,136
Japanese Earthquake	$1,455	$680
European Windstorm	$1,033	$502
Japanese Typhoon	$992	$447

    AIG also monitors key international property risks utilizing industry recognized natural catastrophe models. Based on the occurrence exceedance probabilities, the 100-year return period loss for Japanese Earthquake is $976 million gross and $514 million net; the 100-year return period loss for European Windstorm is $967 million gross and $612 million net; and the 100-year return period loss for Japanese Typhoon is $1.4 billion gross and $680 million net.

    ACTUAL RESULTS IN ANY PERIOD ARE LIKELY TO VARY, PERHAPS MATERIALLY, FROM THE MODELED SCENARIOS, AND THE OCCURRENCE OF ONE OR MORE SEVERE EVENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON AIG'S FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY.

AIG 2011 Form 10-K            171

Terrorism

    Exposure to loss from terrorist attack is controlled by limiting the aggregate accumulation of workers' compensation and property insurance that is underwritten within defined target locations. Modeling is used to provide projections of PML by target location based upon the actual exposures of AIG policyholders.

    Terrorism risk is monitored to manage AIG's exposure. AIG shares its exposures to terrorism risks under the Terrorism Risk Insurance Program Reauthorization Act of 2007 (TRIPRA). During 2011, AIG's deductible under TRIPRA was approximately $2.9 billion, with a 15 percent share of certified terrorism losses in excess of the deductible. As of January 1, 2012, the deductible was approximately $3 billion, with a 15 percent share of certified terrorism losses in excess of the deductible.

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

    The Reinsurance Credit Department (RCD) conducts periodic detailed assessments of the financial strength and condition of current and potential reinsurers, both foreign and domestic. The RCD monitors both the nature of the risks ceded to the reinsurers and the aggregation of total reinsurance recoverables ceded to reinsurers. Such assessments may include, but are not limited to: identifying whether a reinsurer is appropriately licensed; has sufficient financial capacity and liquidity; and an evaluation of the local economic and financial environment in which a foreign reinsurer operates.

    The RCD reviews the nature of the risks and the need for credit risk mitigants or covenants. For example, in AIG's treaty reinsurance contracts, AIG frequently includes provisions that require a reinsurer to post collateral when a referenced event occurs. Furthermore, AIG limits its unsecured exposure to reinsurers through the use of credit triggers which include, but are not limited to, insurer financial strength rating downgrades, declines in statutory surplus below pre-determined levels, decreases in NAIC risk-based capital (RBC) below certain levels, or setting maximum limits for reinsurance recoverable exposure, which in some cases is the recoverable amount plus the largest single peril limit for a reinsurer. In addition, AIG's credit executives within corporate ERM review all reinsurer exposures and credit limits and approves most large reinsurer credit limits above pre-set limits that represent actual or potential credit concentrations. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG's business substantially dependent upon any single reinsurance contract.

    AIG enters into intercompany reinsurance transactions for its Chartis and SunAmerica operations. AIG enters into these transactions as a sound and prudent business practice in order to maintain underwriting control and spread insurance risk among AIG's various insurance company subsidiaries and to take advantage of economies of scale with external reinsurers. When required for statutory recognition, AIG obtains letters of credit from third-party financial institutions to collateralize these intercompany transactions. A portion of the approximately $1.5 billion of letters of credit issued in favor of Chartis companies as at December 31, 2011, secures such intercompany transactions.

    Although reinsurance arrangements do not relieve AIG subsidiaries from their direct obligations to insureds, an efficient and effective reinsurance program substantially mitigates AIG's exposure to potentially significant losses.

172            AIG 2011 Form 10-K

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

  •
  ceded reserves for Unearned Premiums.

    At December 31, 2011, total reinsurance recoverable assets of $27.2 billion include general reinsurance Paid Losses Recoverable of $1.5 billion, Ceded Loss Reserves of $20.3 billion, and ceded reserves for Unearned Premiums of $3.9 billion, as well as life reinsurance recoverables of $1.5 billion. The methods used to estimate IBNR and to establish the resulting ultimate losses involve projecting the frequency and severity of losses over multiple years and are continually reviewed and updated by management. Any adjustments are reflected in income. It is AIG's belief that the ceded reserves for losses and loss expenses at December 31, 2011 reflect a reasonable estimate of the ultimate losses recoverable. Actual losses may, however, differ from the reserves currently ceded.

    AIG manages the credit risk in its reinsurance relationships by transacting with reinsurers that it considers financially sound, providing for appropriate credit limits and diversification and, when necessary, AIG requires reinsurers to post collateral in the form of funds withheld, securities in reinsurance trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid on an individual reinsurer basis. At December 31, 2011, approximately 57 percent of the reinsurance assets were from unauthorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. More than 51 percent of these balances were collateralized, permitting statutory recognition. The remaining 43 percent of the reinsurance assets were from authorized reinsurers. At December 31, 2011, approximately 88 percent of the balances with respect to authorized reinsurers are from reinsurers rated A (excellent) or better, as rated by A.M. Best, or A (strong) or better, as rated by S&P. These ratings are measures of financial strength.

The following table presents information for each reinsurer representing in excess of five percent of AIG's total General Reinsurance Recoverable assets:

At December 31, 2011 (in millions)	S&P Rating(a)	A.M. Best Rating(a)	Gross Reinsurance Assets	Percent of Reinsurance Assets(c)	Collateral Held(b)	Uncollateralized Reinsurance Assets

Reinsurer:
Berkshire Hathaway Group of Companies	AA+	A++	$2,368	8.7%	$20	$2,348
Munich Reinsurance Group of Companies	AA-	A+	$1,761	6.5%	$642	$1,119
Swiss Reinsurance Group of Companies	AA-	A+	$1,498	5.5%	$593	$905

(a)
The financial strength ratings reflect the ratings of the various reinsurance subsidiaries of the companies listed as of February 13, 2012.

(b)
Excludes collateral held in excess of applicable treaty balances.

(c)
Total Reinsurance Assets include general and life reinsurance recoverable.

    The estimation of general reinsurance recoverable involves a significant amount of judgment, particularly for asbestos exposures, due to their long-tail nature. Chartis assesses the collectability of its general reinsurance recoverable balances through detailed reviews of the underlying nature of the reinsurance balance, including paid

AIG 2011 Form 10-K            173

and unpaid recoverables, whether the balance is in dispute or a legal collection status, whether the reinsurer is financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction), whether collateral and collateral arrangements exist, and the credit quality of the underlying reinsurer. Detailed reviews of the underlying receivables are particularly important when assessing recoverables attributable to long-tail exposures. Under the terms and conditions of the reinsurance agreement between Chartis and NICO, NICO assumed the collection risk on Chartis' third party reinsurance recoverables related to the covered asbestos risks. Adjustments to reflect the results of the detailed review are recorded through an allowance for uncollectable general reinsurance. At December 31, 2011, the allowance for estimated unrecoverable general reinsurance was $365 million. At December 31, 2011, AIG had no significant general reinsurance recoverables due from any individual reinsurer that was financially troubled. In the current environment of weaker economic conditions and strained financial markets, certain reinsurers are reporting losses and could be subject to rating downgrades. AIG's general reinsurance recoverable exposures are primarily to the regulated subsidiaries of such companies which are subject to minimum regulatory capital requirements. The RCD, in conjunction with AIG credit executives within corporate ERM, is reviewing these developments, is monitoring compliance with credit triggers that may require the reinsurer to post collateral, and, as appropriate, will seek to use other means to mitigate any material risks arising from these developments.

SunAmerica

    For SunAmerica, the primary risks are the following:

  •
  Pricing risk, which represents the potential exposure to loss resulting from actual policy experience emerging adversely in comparison to the assumptions made in product pricing associated with investment results, mortality, morbidity, surrenders and expenses;

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

    SunAmerica's businesses manage these risks through product design, exposure limitations and the active management of the asset-liability relationship in their operations. The emergence of significant adverse experience would require an adjustment to DAC and benefit reserves that could have a material adverse effect on AIG's consolidated results of operations for a particular period. For a further discussion of this risk, see Item 1A. Risk Factors — Adjustments to Deferred Policy Acquisition Costs and Future Policy Benefits.

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

174            AIG 2011 Form 10-K

  •
  the risk of non-performance by lessees;

  •
  the risk that aircraft and related assets cannot be disposed of at the time and in a manner desired; and

  •
  the risk of losses on sales or impairment charges and fair value adjustments on older aircraft.

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

    As part of its ongoing fleet strategy, ILFC may pursue the sale or part-out of aircraft while balancing the need for funds with the long-term value of holding aircraft and other financing alternatives. Significant uncertainties could exist as to the aircraft comprising any actual sale portfolio, the terms of any sale portfolio (including price), and whether any portfolio sale will be approved. See Capital Resources and Liquidity — Liquidity of Parent and Subsidiaries — Aircraft Leasing herein for further discussion.

    To date ILFC manages the risk of nonperformance by its lessees with security deposit requirements, repossession rights, overhaul requirements and close monitoring of industry conditions through its marketing force. More than 94 percent of ILFC's lease revenue came from non-U.S. carriers, and its fleet continues to be in high demand from such carriers.

    ILFC's management formally reviews regularly, and no less frequently than quarterly, issues affecting ILFC's fleet, including events and circumstances that may cause impairment of aircraft values. Management evaluates aircraft in the fleet as necessary based on these events and circumstances. As new and more fuel-efficient aircraft enter the marketplace and negatively affect the demand for older aircraft, lease rates on older aircraft may deteriorate and ILFC may incur additional losses on sales or record impairment charges and fair value adjustments. ILFC recognized asset impairment charges and fair value adjustments related to its fleet in 2011, 2010 and 2009 of $1.7 billion, $1.6 billion and $51 million, respectively.

Other Operations

Global Capital Markets

    The active wind-down of the AIGFP derivatives portfolio was completed by the end of the second quarter of 2011. As a consequence of its wind-down strategy, AIGFP is entering into new derivative transactions only to hedge its current portfolio. Prior to the wind-down, AIGFP engaged as principal in a wide variety of financial transactions, including standard and customized financial products involving commodities, credit, currencies, energy, equities and interest rates.

    Historically, AIGFP derived a significant portion of its revenues from hedged financial positions entered into in connection with counterparty transactions. Prior to the wind-down, AIGFP also participated as a dealer in a wide variety of financial derivatives transactions.

    The senior management of AIG defines the policies and establishes general operating parameters for AIGFP's operations. AIG's senior management has established various oversight committees to monitor on an ongoing basis the various financial market, operational and credit risk attendant to AIGFP's operations. The senior management of AIGFP reports the results of its operations to and reviews future strategies with AIG's senior management.

    AIGFP actively manages its exposures to limit potential economic losses, and in doing so, AIGFP must continually manage a variety of exposures including credit, market, liquidity, operational and legal risks.

AIG 2011 Form 10-K            175

AIGFP Derivative Transactions

    A counterparty may default on any obligation to AIG, including a derivative contract. Credit risk is a consequence of extending credit and/or carrying trading and investment positions. Credit risk exists for a derivative contract when that contract has a positive fair value to AIG. The maximum potential exposure will increase or decrease during the life of the derivative commitments as a function of maturity and market conditions. To help manage this risk, AIGFP's credit department operates within the guidelines set by the CRM. Transactions that fall outside these pre-established guidelines require the specific approval of the CRM. It is also AIG's policy to record credit valuation adjustments for potential counterparty default when necessary.

    In addition, AIGFP utilizes various credit enhancements, including letters of credit, guarantees, collateral, credit triggers, credit derivatives, margin agreements and subordination to reduce the credit risk relating to its outstanding financial derivative transactions. AIGFP requires credit enhancements in connection with specific transactions based on, among other things, the creditworthiness of the counterparties, and the transaction's size and maturity. Furthermore, AIGFP generally seeks to enter into agreements that have the benefit of set-off and close-out netting provisions. These provisions provide that, in the case of an early termination of a transaction, AIGFP can set off its receivables from a counterparty against its payables to the same counterparty arising out of all covered transactions. As a result, where a legally enforceable netting agreement exists, the fair value of the transaction with the counterparty represents the net sum of estimated fair values. The fair value of AIGFP's interest rate, currency, commodity and equity swaps, options, swaptions, and forward commitments, futures, and forward contracts reported in Derivative assets, at fair value, was approximately $3.8 billion at December 31, 2011 and $4.8 billion at December 31, 2010. Where applicable, these amounts have been determined in accordance with the respective master netting agreements.

    AIGFP evaluates the counterparty credit quality by reference to ratings from rating agencies or, where such ratings are not available, by internal analysis consistent with the risk rating policies of the CRM. In addition, AIGFP's credit approval process involves pre-set counterparty and country credit exposure limits subject to approval by the CRM and, for particularly credit-intensive transactions, requires approval from the CRM.

The following table presents the fair value of AIGFP's derivatives portfolios by counterparty credit rating:

At December 31, (in millions)	2011	2010

Rating:
AAA	$260	$310
AA	58	885
A	1,156	1,170
BBB	2,081	1,625
Below investment grade	247	795

Total	$3,802	$4,785

    See Critical Accounting Estimates below and Note 12 to the Consolidated Financial Statements for additional discussion related to derivative transactions.

AIGFP Trading VaR

    AIGFP attempts to minimize risk in benchmark interest rates, equities, commodities and foreign exchange. Market exposures in option-implied volatilities, correlations and basis risks are also managed over time.

    AIGFP's minimal reliance on market risk-driven revenue is reflected in its VaR. AIGFP's VaR calculation is based on the interest rate, equity, commodity and foreign exchange risk arising from its portfolio. Credit-related factors, such as credit spreads or credit default, are not included in AIGFP's VaR calculation. Because the non-credit market risk with respect to securities available for sale, at market, is substantially hedged, segregation of the financial instruments into trading and other than trading was not considered necessary. AIGFP operates under established market risk limits based upon this VaR calculation. In addition, AIGFP back-tests its VaR.

176            AIG 2011 Form 10-K

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

The following table presents the year-end, average, high, and low VaRs on a diversified basis and of each component of market risk for AIGFP's operations. The diversified VaR is usually smaller than the sum of its components due to correlation effects.

		For the Year Ended December 31, 2011				For the Year Ended December 31, 2010
	At December 31, 2011				At December 31, 2010
(in millions)		Average	High	Low		Average	High	Low

AIGFP trading market risk:
Diversified	$1	$1	$1	$1	$1	$2	$3	$1
Interest rate	1	1	1	1	1	2	3	1
Currency	-	-	-	-	-	-	1	-
Equity	-	-	-	-	-	-	2	-

    See Critical Accounting Estimates — Fair Value Measurements of Certain Financial Assets and Liabilities — Level 3 Assets and Liabilities for a comprehensive discussion of AIGFP's super senior credit default swap portfolio.

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

  •
  recoverability of assets, including deferred policy acquisition costs (DAC), flight equipment, and reinsurance;

  •
  insurance liabilities, including general insurance unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

  •
  estimated gross profits for investment-oriented products;

  •
  impairment charges, including other-than-temporary impairments on financial instruments and goodwill impairments;

  •
  liabilities for legal contingencies; and

  •
  fair value measurements of certain financial assets and liabilities, including CDS and AIG's economic interest in ML II and equity interest in ML III.

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's financial condition and results of operations would be directly affected.

AIG 2011 Form 10-K            177

    The major categories for which assumptions are developed and used to establish each critical accounting estimate are highlighted below.

RECOVERABILITY OF DEFERRED TAX ASSET:

    AIG considers the recoverability of its deferred tax asset to be a critical accounting estimate. The evaluation of the recoverability of the deferred tax asset and the need for a valuation allowance requires AIG to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

    AIG's framework for assessing the recoverability of deferred tax assets weighs the sustainability of recent operating profitability, the predictability of future operating profitability of the character necessary to realize the deferred tax assets, and AIG's emergence from cumulative losses in recent years. The framework requires AIG to consider all available evidence, including:

  •
  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

  •
  the sustainability of recent operating profitability of AIG's subsidiaries in various tax jurisdictions;

  •
  the predictability of future operating profitability of the character necessary to realize the net deferred tax asset;

  •
  the carryforward periods for the net operating loss (NOL), capital loss and foreign tax credit (FTC) carryforwards, including the effect of reversing taxable temporary differences; and,

  •
  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets.

    During 2011, AIG experienced significant favorable developments, including the completion of the Recapitalization in January 2011, the wind-down of AIGFP's portfolios, the sale of certain businesses, emergence from cumulative losses in recent years and a return to sustainable operating profits within its primary operations. During 2011, AIG's level of profitability, excluding the $3.3 billion loss on extinguishment of debt in January, confirmed its return to sustainable operating profit for the full year. This, together with the emergence from cumulative losses in recent years and projections of sufficient future taxable income, represents significant positive evidence. As of December 31, 2011, the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that the deferred tax asset for AIG's U.S. consolidated income tax group (other than the life-insurance-business capital loss carryforwards) will be realized. This assessment was evidenced by AIG meeting all of the criteria in its framework, resulting in its conclusion that $16.6 billion of the deferred tax asset valuation allowance for AIG's U.S. consolidated income tax group should be released in 2011. The life-insurance-business capital loss carryforwards may be realized in the future if and when, either capital gains are realized or when prudent and feasible tax planning strategies are identified that result in an assessment that the life-insurance-business capital loss carryforwards will be realized on a more-likely-than-not basis prior to the expiration of such capital loss carryforwards.

    In order to demonstrate the predictability and sufficiency of future taxable income necessary to support the realizability of the NOLs, FTCs and nonlife capital loss carryforwards related to the $16.6 billion valuation allowance release, AIG considered its forecasts of future income for each of its businesses using comparisons to historical results, and actual and planned business and operational changes, which included assumptions about future macroeconomic and AIG-specific conditions and events. AIG also subjected the forecasts to stresses (considering various adverse AIG- specific and macro-economic risks) of key assumptions and evaluated the effect on tax attribute utilization. Management also stressed its assumptions related to the effectiveness of relevant prudent and feasible tax planning strategies. AIG's income forecasts coupled with its tax planning strategies (as well as stressed scenarios), all resulted in sufficient taxable income to achieve realization of the tax attributes (other than life-insurance-business capital loss carryforwards) prior to their expiration.

178            AIG 2011 Form 10-K

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

DEFERRED POLICY ACQUISITION COSTS – SHORT DURATION (CHARTIS AND MORTGAGE GUARANTY):

    Recoverability of DAC is based on the current terms and profitability of the underlying insurance contracts. Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months for short-duration insurance contracts. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. AIG assesses the recoverability of its DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded unearned premium to the sum of expected claims, claims adjustment expenses, anticipated maintenance costs and unamortized DAC. If the sum of these costs exceeds the amount of recorded unearned premium, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Investment income is not anticipated in assessing the recoverability of DAC. Increases in expected claims and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge.

    Management tested the recoverability of DAC and determined that recorded unearned premiums of its Chartis domestic and international operations exceeded the sum of these costs at December 31, 2011, by 1 percent and 19 percent, respectively, and, therefore, the DAC of these operations was considered to be recoverable. Short-duration DAC for Chartis domestic and international operations amounted to $1.7 billion and $1.8 billion, respectively, at December 31, 2011.

FLIGHT EQUIPMENT RECOVERABILITY (AIRCRAFT LEASING):

    Expected undiscounted future net cash flows:    based upon current lease rates, projected future lease rates and lease periods and estimated residual or disposal values of each aircraft based on expectations regarding the use of the aircraft and market participants.

LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSES (CHARTIS AND MORTGAGE GUARANTY):

    AIG uses numerous assumptions in determining its best estimate of reserves for each class of business. The importance of any specific assumption can vary by both class of business and accident year. If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves, particularly for long-tail casualty classes of business such as excess casualty, D&O or primary and excess workers' compensation. The key assumptions that could have a material impact on loss reserves are as follows:

  •
  Loss trend factors, which are used to establish expected loss ratios for subsequent accident years based on the projected loss ratios for prior accident years.

  •
  Expected loss ratios for the latest accident year (i.e., accident year 2011 for the year-end 2011 loss reserve analysis) and, in some cases for accident years prior to the latest accident year. The expected loss ratio generally reflects the projected loss ratio from prior accident years, adjusted for the loss trend (see above) and the effect of rate changes and other quantifiable factors on the loss ratio. For low-frequency, high-severity classes such as excess casualty, expected loss ratios generally are used for at least the three most recent accident years.

AIG 2011 Form 10-K            179

  •
  Loss development factors, which are used to project the reported losses for each accident year to an ultimate basis. Generally, the actual loss development factors observed from prior accident years would be used as a basis to determine the loss development factors for the subsequent accident years.

    The sensitivity analysis presented below addresses each major class of business for which a material deviation from AIG's overall reserve position is believed reasonably possible, and uses what AIG believes is a reasonably likely range of potential deviation for each class. There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss trend or loss development factor assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular class of business.

The following table summarizes the sensitivity analyses that estimate the effect on the loss reserve position of using alternative loss cost trend or loss development factor assumptions rather than those actually used in determining AIG's estimates in the year-end loss reserve analyses in 2011.

December 31, 2011 (in millions)	Effect on Loss Reserves		Effect on Loss Reserves

Loss cost trends:		Loss development factors:
Excess casualty:		Excess casualty:
10 percent increase	$3,100	4.5 percent increase	$1,300
10 percent decrease	(2,400)	5.1 percent decrease	(1,200)
D&O:		D&O:
20 percent increase	850	10 percent increase	750
15 percent decrease	(550)	7 percent decrease	(500)
Excess workers' compensation:		Excess workers' compensation:
5 percent increase	400	Increase(b)	1,300
5 percent decrease	(250)	Decrease(b)	(850)
Primary workers' compensation(a):		Primary workers' compensation:
		7.2 percent increase	2,200
		3.4 percent decrease	(1,000)

(a)
Loss cost trend assumption does not have a material impact for this line of business.

(b)
Percentages not applicable due to extremely long-tailed nature of workers' compensation.

Alternative Loss Cost Trend and Loss Development Factor Assumptions by Class of Business

    For classes of business other than the classes discussed below, there is generally some potential for deviation in both the loss cost trend and loss development factor assumptions. However, the effect of such deviations is expected to be less material when compared to the effect on the classes noted above and discussed below.

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

    Loss Development Factors:    The percentage deviations noted in the table below are not considered the highest possible deviations that might be expected, but rather what is considered by AIG to reflect a reasonably likely range of potential deviation. Except for excess workers' compensation, the assumed loss development factors are a key assumption. Generally, actual historical loss development factors are used to project future loss

180            AIG 2011 Form 10-K

development. However there can be no assurance that future loss development patterns will be the same as in the past, or that they will not deviate by more than the amounts noted above and discussed below.

Class of Business	Loss Cost Trend	Loss Development Factor

Excess Casualty

The assumed loss cost trend was approximately five percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, in AIG's judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2011 loss reserve review for excess casualty will range from negative five percent to positive 15 percent, or approximately 10 percent lower or higher than the assumption actually utilized in the year-end 2011 reserve review. The loss cost trend assumption is critical for the excess casualty class of business due to the long-tail nature of the claims and therefore is applied across many accident years. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in loss cost trends that were initially relied upon in setting the reserves. These changes in loss trends could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.
After evaluating the historical loss development factors from prior accident years since the early 1990s, in AIG's judgment, it is reasonably likely that actual loss development factors will range from approximately 5.1 percent below those actually utilized in the year-end 2011 reserve review to approximately 4.5 percent above those factors actually utilized. Excess casualty is a long-tail class of business and any deviation in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. Thus, there is the potential for the reserves with respect to a number of accident years to be significantly affected by changes in loss development factors that were initially relied upon in setting the reserves. These changes in loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic conditions affecting claims.
D&O and Related Management Liability Classes of Business

The assumed loss cost trend was approximately one percent. After evaluating the historical loss cost trends from prior accident years since the early 1990s, including the potential effect of recent claims relating to the credit crisis, in AIG's judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2011 loss reserve review for these classes will range from negative 14 percent to positive 21 percent, or approximately 15 percent lower or 20 percent higher than the assumption actually utilized in the year-end 2011 reserve review. Because the D&O class of business has exhibited highly volatile loss trends from one accident year to the next, there is the possibility of an exceptionally high deviation.
The assumed loss development factors are also an important assumption but less critical than for excess casualty. Because these classes are written on a claims made basis, the loss reporting and development tail is much shorter than for excess casualty. However, the high severity nature of the claims does create the potential for significant deviations in loss development patterns from one year to the next. After evaluating the historical loss development factors for these classes of business for accident years since the early 1990s, in AIG's judgment, it is reasonably likely that actual loss development factors will range from approximately 7 percent lower to 10 percent higher than those factors actually utilized in the year-end 2011 loss reserve review for these classes.

AIG 2011 Form 10-K            181

Class of Business	Loss Cost Trend	Loss Development Factor

Excess Workers' Compensation

Loss costs were trended at six percent per annum. After reviewing actual industry loss trends for the past ten years, in AIG's judgment, it is reasonably likely that actual loss cost trends applicable to the year-end 2011 loss reserve review for excess workers' compensation will range five percent lower or higher than this estimated loss trend.
Excess workers' compensation is an extremely long-tail class of business, with a much greater than normal uncertainty as to the appropriate loss development factors for the tail of the loss development. After evaluating the historical loss development factors for prior accident years since the 1980s as well as the development over the past several years of the ground up claim projections utilized to help select the loss development factors in the tail for this class of business, in AIG's judgment, it is reasonably likely that actual loss development for excess workers' compensation could increase the current reserves by up to approximately $1.3 billion or decrease them by approximately $850 million.
Primary Workers' Compensation

The loss cost trend assumption is not believed to be material with respect to AIG's loss reserves. This is primarily because AIG's actuaries are generally able to use loss development projections for all but the most recent accident year's reserves, so there is limited need to rely on loss cost trend assumptions for primary workers' compensation business.
Generally, AIG's actual historical workers' compensation loss development factors would be expected to provide a reasonably accurate predictor of future loss development. However, workers' compensation is a long-tail class of business, and AIG's business reflects a very significant volume of losses, particularly in recent accident years. After evaluating the actual historical loss development since the 1980s for this business, in AIG's judgment, it is reasonably likely that actual loss development factors will fall within the range of approximately 3.4 percent below to 7.2 percent above those actually utilized in the year-end 2011 loss reserve review.

    See Results of Operations — Segment Results — Chartis Operations — Liability for Unpaid Claims and Claims Adjustment Expense herein for additional information on AIG's reserve for unpaid claims and claims adjustment expenses.

182            AIG 2011 Form 10-K

FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS (SUNAMERICA COMPANIES):

    Periodically, AIG evaluates estimates used in establishing liabilities for Future policy benefits for life and accident and health insurance contracts, which include liabilities for certain payout annuities. AIG also evaluates estimates used in amortizing Deferred Policy Acquisition Costs (DAC), Value of Business Acquired (VOBA) and Sales Inducement Assets (SIA) for these products. These estimates are evaluated against actual experience and adjusted based on management judgment regarding mortality, morbidity, persistency, maintenance expenses, and investment returns. For long duration traditional business, a "lock-in" principle applies, whereby the assumptions used to calculate the benefit liabilities and DAC are set when a policy is issued and do not change with changes in actual experience, unless a loss recognition event occurs. These assumptions include margins for adverse deviation in the event that actual experience might deviate from these assumptions. The key assumptions used in estimating future policy benefit reserves are:

  •
  Investment returns:    which vary by year of issuance and products.

  •
  Mortality, morbidity and surrender rates:    based upon actual experience modified to allow for variation in policy form, risk classification and distribution channel.

    As AIG experience changes over time, the assumptions are updated to reflect observed changes. Because of the long term nature of many of AIG's liabilities subject to the "lock-in" principle, small changes in certain assumptions may cause large changes in the degree of reserve adequacy. In particular, changes in estimates of future invested asset returns have a large effect on the degree of reserve deficiency. If observed changes in actual experience or estimates result in projected future losses under loss recognition testing, DAC is adjusted through amortization expense, and additional liabilities are recorded through a charge to policyholder benefit expense. Loss recognition testing is performed at an aggregate SunAmerica reporting segment level. Once loss recognition has been recorded for a block of business, the old assumption set is replaced (i.e., a DAC unlocking), and the assumption set used for the loss recognition would then be subject to the lock-in principle. See Note 2(g) to the Consolidated Financial Statements for additional information.

    These estimates are also used to determine whether to adjust DAC and record additional liabilities when unrealized gains or losses on fixed maturity and equity securities available for sale are recognized through accumulated other comprehensive income, at each balance sheet date, as if the securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Significant unrealized appreciation on investments in a prolonged low interest rate environment may cause DAC to be adjusted and additional future policy benefit liabilities to be recorded through a charge directly to accumulated other comprehensive income, which is included, net of tax, with the change in net unrealized appreciation (depreciation) of investments.

    AIG's future policy benefits include guaranteed minimum death benefits (GMDB). The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected fees. The estimates incorporate assumptions including interest rates, mortality rates, lapse rates and stochastically generated investment returns. In addition to GMDB, AIG's future policy benefits include, to a lesser extent, guaranteed minimum income benefits (GMIB). The GMIB liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. AIG periodically evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

    AIG also issues certain variable annuity products that offer optional guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). These living benefits are embedded derivatives that are required to be bifurcated from the host contract and carried at fair value. The fair value estimates of the living benefit guarantees include assumptions such as equity market returns, interest rates, market volatility and policyholder behavior. AIG also incorporates its own risk of non-performance in the valuation of the embedded policy derivatives. See Note 6 to the Consolidated Financial Statements for information on how AIG incorporates its own non-performance risk.

AIG 2011 Form 10-K            183

    AIG has a dynamic hedging program designed to manage economic risk exposure associated with changes in the fair value of GMWB and GMAV liabilities caused by changes in the equity markets, interest rates and market implied volatilities. The program utilizes hedging instruments, including derivatives such as equity options, futures contracts and interest rate swap contracts, and is designed so that changes in value of the hedging instruments move in the opposite direction of changes in the GMWB and GMAV embedded derivative liabilities. AIG monitors daily, and rebalances as needed, the hedging positions in relation to the change in valuation of GMWB and GMAV embedded derivative liabilities. However, differences between the change in fair value of GMWB and GMAV embedded derivative liabilities and the hedging instruments can be caused by extreme and unanticipated movements in the equity markets, interest rates and market volatility, policyholder behavior, statutory capital considerations and constraints and the ability to purchase hedging instruments at prices consistent with the desired risk and return trade-off. None of the derivative instruments described above are designated for hedge accounting.

    Approximately 48 percent of AIG's individual variable annuity account values contain either a GMWB rider or a GMAV rider as of December 31, 2011. Declines in the equity markets, increased volatility and a sustained low interest rate environment increase AIG's exposure to potential benefits under the GMWB and GMAV contracts, leading to an increase in the existing liability for those benefits. AIG's exposure to the guaranteed amounts is equal to the amount by which the contract holder's account balance is below the guaranteed withdrawal or account value amount. As of December 31, 2011, AIG's exposure to the guaranteed withdrawal and account value amount under GMWB and GMAV was $1.4 billion and $27 million, respectively. However, the only way the GMWB contract holder can monetize the excess of the guaranteed amount over the account value of the contract is through a series of withdrawals that do not exceed a specific percentage per year of the guaranteed amount. If, after the series of withdrawals, the account value is exhausted, the contract holder will receive a series of annuity payments equal to the remaining guaranteed amount, and, for lifetime GWWB products, the annuity payments can continue beyond the guaranteed amount. The account value can also fluctuate with equity market returns on a daily basis resulting in increases or decreases in the excess of the guaranteed amount over account value.

    The net impact of the change in the fair value of the embedded derivative liabilities, as well as the change in the fair value of the derivative instruments is included in Net Realized Capital Gains (Losses).

    For a further discussion of the risks of AIG's unhedged exposures, see Item 1A. — Risk Factors — Guarantees Within Variable Annuities.

ESTIMATED GROSS PROFITS FOR INTEREST-SENSITIVE PRODUCTS (SUNAMERICA COMPANIES):

    Estimated gross profits (EGP) are subject to differing market returns and interest rate environments in any single period. EGP is composed of net interest income, net realized investment gains and losses, fees, surrender charges, expenses, and mortality and morbidity gains and losses. When assumptions are changed, the percentage of EGP used to amortize DAC might also change.

    In estimating EGP, AIG makes certain assumptions regarding the investment returns to be generated, market interest rates and mortality rates. Changes in any of these assumptions could materially change the amortization of DAC and related balances.

184            AIG 2011 Form 10-K

The following table summarizes the sensitivity of changes in certain assumptions in the amortization of DAC/SIA, guaranteed benefits reserve and unearned revenue liability and the related hypothetical impact on year-end 2011 balances. The effect of changes in the equity markets, volatility and interest rates primarily impacts individual variable annuities (SunAmerica Retirement Markets) and group retirement products (VALIC). The effect of changes in mortality primarily impacts the universal life insurance business.

December 31, 2011 (in millions)	DAC/SIA	Guaranteed Benefits Reserve	Unearned Revenue Liability		Net Pre-Tax Earnings

Assumptions:
Equity Return(a)
Effect of an increase by 1%	$91	$(20)	$	NA	$111
Effect of a decrease by 1%	(98)	66		NA	(164)
Volatility(b)
Effect of an increase by 1%	(1)	12		NA	(13)
Effect of a decrease by 1%	1	(12)		NA	13
Interest Rate(c)
Effect of an increase by 10 basis points	7	(16)		NA	23
Effect of a decrease by 10 basis points	(7)	16		NA	(23)
Mortality
Effect of an increase by 1%	(20)	12		(6)	(26)
Effect of a decrease by 1%	20	(12)		6	26

(a)
Represents the net impact of 1 percent increase or decrease in long-term equity returns for GMDB and GMIB reserves and negligible net impact of 1 percent increase or decrease in the S&P 500 index for living benefit reserves.

(b)
Represents the net impact of 1 percentage point increase or decrease in implied volatility.

(c)
Represents the net impact of a 10 basis point parallel shift in the yield curve. Does not represent interest rate spread compression.

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

OTHER-THAN-TEMPORARY IMPAIRMENTS ON AVAILABLE FOR SALE SECURITIES:

    At each balance sheet date, AIG evaluates its available for sale securities holdings with unrealized losses.

    See the discussion in Note 7 to the Consolidated Financial Statements for additional information on the methodology and significant inputs, by security type, that AIG uses to determine the amount of other-than-temporary impairment on fixed maturity and equity securities.

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

AIG 2011 Form 10-K            185

fair value, if available. Management considers one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test.

    If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit is potentially impaired. The amount of impairment, if any, is measured as the excess of the carrying value of goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill is measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit's assets and liabilities in a hypothetical business combination. An impairment charge is recognized in earnings to the extent of the excess.

    During 2011, Chartis finalized its reorganization, operating design and related segment reporting changes. In connection with this reorganization, total goodwill of $1.4 billion was allocated between Commercial Insurance and Consumer Insurance based on their relative fair values as of September 30, 2011. Management tested the allocated goodwill for impairment and determined that the fair values of the Commercial Insurance and Consumer Insurance reporting units exceeded book value at both September 30, and December 31, 2011 and therefore the goodwill of these reporting units was considered not impaired.

    AIG will continue to monitor overall competitive, business and economic conditions, and other events or circumstances, including Chartis operating results that might result in an impairment of goodwill in the future.

LIABILITY FOR LEGAL CONTINGENCIES:

    AIG estimates and records a liability for potential losses that may arise from litigation and regulatory proceedings to the extent such losses are probable and can be estimated. Determining a reasonable estimate of the amount of such losses requires significant management judgment. In many such proceedings, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until the matter is close to resolution. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, AIG often cannot predict the outcome or estimate the eventual loss or range of reasonably possible losses related to such matters.

REINSURANCE RECOVERABLES:

    In the ordinary course of business, AIG's general insurance and life insurance companies enter into reinsurance arrangements with other insurance companies to provide greater diversification of AIG's business and limit the potential for losses arising from large risks.

    General reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts which protect AIG against losses over stipulated amounts. AIG determines what portion of the losses will be recoverable under the reinsurance policies by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the underlying loss estimates and, accordingly, is subject to the same uncertainties as the estimate of loss reserves noted above. The sensitivity analysis presented above in the Liability for Unpaid Claims and Claims Adjustment Expenses section is performed net of reinsurance, and therefore includes the variability of the key assumptions used in estimating reinsurance recoverables. There can be no assurance, however, that actual reserve development will be consistent with either the original or the adjusted loss trend or loss development factor assumptions, or that other assumptions made in the reserving process will not materially affect reserve development for a particular class of business.

    AIG's third-party reinsurance arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a credit exposure exists with respect to both general and life reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. AIG evaluates the financial condition of its reinsurers and establishes limits per reinsurer. In the current environment of weaker economic conditions and strained financial markets, certain reinsurers are reporting losses and could be subject to rating downgrades. AIG's reinsurance recoverable exposures are primarily to the regulated subsidiaries of such companies which are subject to minimum regulatory capital requirements. AIG's RCD, in conjunction with AIG's credit executives within corporate ERM, regularly reviews these developments, monitors compliance with credit triggers that may require

186            AIG 2011 Form 10-K

the reinsurer to post collateral, and, as appropriate, seeks to use other means to mitigate any material risks arising from these developments. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG's business substantially dependent upon any single reinsurer.

    General Insurance assesses the collectability of its reinsurance recoverable balances through detailed reviews of the underlying nature of the reinsurance balance, including paid and unpaid recoverables, whether the balance is in dispute or a legal collection status, whether the insurer is financially troubled (i.e., liquidated, insolvent, in receivership or otherwise subject to formal or informal regulatory restriction), whether collateral and collateral arrangements exist, and the credit quality of the underlying insurer. Detailed reviews of the underlying receivables are particularly important when assessing recoverables attributable to long-tail exposures. Adjustments to reflect the results of the detailed review are recorded through an allowance for uncollectable reinsurance. At December 31, 2011 and 2010, the allowance for estimated unrecoverable reinsurance was $365 million and $492 million, respectively.

    AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. AIG has been largely successful in prior recovery efforts.

    See Note 9 to the Consolidated Financial Statements for additional information on Reinsurance.

FAIR VALUE MEASUREMENTS OF CERTAIN FINANCIAL ASSETS AND LIABILITIES:

    See Note 6 to the Consolidated Financial Statements for more detailed information about the measurement of fair value of financial assets and financial liabilities and AIG's accounting policy for the incorporation of credit risk in fair value measurements.

The following table presents the fair value of fixed income and equity securities by source of value determination:

At December 31, 2011 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$263	90%
Fair value based on internal sources	29	10

Total fixed income and equity securities(b)	$292	100%

(a)
Includes $20.9 billion for which the primary source is broker quotes.

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

    At December 31, 2011, AIG classified $39.4 billion and $5.3 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 7.1 percent and 1.2 percent of the total assets and liabilities, respectively, at December 31, 2011. At December 31, 2010, AIG classified $36.3 billion and $6.2 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 5.3 percent and 1.1 percent of the total assets and liabilities, respectively, at December 31, 2010. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.

    AIG values certain assets and liabilities classified as Level 3 using judgment and valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield

AIG 2011 Form 10-K            187

curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable. The following paragraphs describe the methods AIG uses to measure on a recurring basis the fair value of the certain classes of assets and liabilities classified in Level 3. See Note 6 to the Consolidated Financial Statements for discussion of the valuation methodologies for other assets classified in Level 3, including certain fixed maturity securities and certain other invested assets, as well as discussion of transfers of Level 3 assets and liabilities.

Maiden Lane II and Maiden Lane III

    At their inception, AIG's interests in ML II and ML III were valued and recorded at the transaction prices of $1 billion and $5 billion, respectively. See Note 6 to the Consolidated Financial Statements for a discussion of the valuation methodologies applied to ML II and ML III since inception and sensitivity analysis disclosures with respect to the Maiden Lane Interests.

AIGFP Super Senior Credit Default Swap Portfolio

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

	Net Notional Amount
			Fair Value of Derivative (Asset) Liability at December 31,		Unrealized Market Valuation Gain (Loss) Years Ended December 31,
	December 31,
(in millions)	2011(a)	2010(a)	2011(b)(c)	2010(b)(c)	2011(c)	2010(c)

Regulatory Capital:
Corporate loans	$1,830	$5,193	$-	$-	$-	$-
Prime residential mortgages(d)	3,653	31,613	-	(190)	6	53
Other	887	1,263	9	17	8	4

Total	6,370	38,069	9	(173)	14	57

Arbitrage:
Multi-sector CDOs(e)	5,476	6,689	3,077	3,484	249	663
Corporate debt/CLOs(f)	11,784	12,269	127	171	44	(67)

Total	17,260	18,958	3,204	3,655	293	596

Mezzanine tranches(d)(g)	989	2,823	10	198	32	(55)

Total	$24,619	$59,850	$3,223	$3,680	$339	$598

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of $26 million and ($133) million in the years ended December 31, 2011 and 2010, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During 2011, AIGFP terminated two super senior prime residential mortgage transactions, with a combined net notional amount of $24.1 billion, that had previously been the subject of a collateral dispute. In addition, AIGFP terminated all of the related mezzanine tranches and hedge transactions related to those mezzanine tranches, with a combined net notional amount of $2.2 billion. The transactions were terminated at values that approximated their collective fair values at the time of termination.

(e)
During 2011, AIGFP liquidated one multi-sector super senior CDS transaction with a net notional amount of $188 million. The primary underlying collateral components, which consisted of individual ABS CDS transactions, were sold in an auction to counterparties, including AIGFP, at their approximate fair value at the time of the liquidation. AIGFP was the winning bidder on approximately $107 million of individual ABS CDS transactions, which are reported in written single name credit default swaps as of December 31, 2011. During 2011, AIGFP also paid $37 million to its counterparties with respect to multi-sector CDOs. Multi-sector CDOs also include $4.6 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2011 and December 31, 2010, respectively.

188            AIG 2011 Form 10-K

(f)
Corporate debt/CLOs include $1.2 billion and $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at December 31, 2011 and December 31, 2010, respectively.

(g)
Net of offsetting purchased CDS of $1.4 billion in net notional amount at December 31, 2010. There were no offsetting purchased CDSs at December 31, 2011.

The following table presents changes in the net notional amount of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

(in millions)	Net Notional Amount December 31, 2010(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization, net of Replenishments	Net Notional Amount December 31, 2011(a)

Regulatory Capital:
Corporate loans	$5,193	$(1,425)	$-	$10	$(1,948)	$1,830
Prime residential mortgages	31,613	(24,606)	-	2,091	(5,445)	3,653
Other	1,263	-	-	1	(377)	887

Total	38,069	(26,031)	-	2,102	(7,770)	6,370

Arbitrage:
Multi-sector CDOs(c)	6,689	(188)	(4)	(34)	(987)	5,476
Corporate debt/CLOs(d)	12,269	-	(232)	(196)	(57)	11,784

Total	18,958	(188)	(236)	(230)	(1,044)	17,260

Mezzanine tranches(e)	2,823	(1,766)	(203)	141	(6)	989

Total	$59,850	$(27,985)	$(439)	$2,013	$(8,820)	$24,619

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates primarily to fluctuations in the U.S. dollar/Euro exchange rate throughout the year.

(c)
Multi-sector CDOs include $4.6 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2011 and December 31, 2010, respectively.

(d)
Corporate debt/CLOs include $1.2 billion and $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at December 31, 2011 and December 31, 2010, respectively.

(e)
Net of offsetting purchased CDS of $1.4 billion in net notional amount at December 31, 2010. There were no offsetting purchased CDS at December 31, 2011.

The following table presents summary statistics for the AIGFP super senior credit default swaps at December 31, 2011 and totals for December 31, 2011 and 2010:

	Regulatory Capital Portfolio				Arbitrage Portfolio				Total

Category	Corporate Loans	Prime Residential Mortgages	Other	Subtotal	Corporate Debt/ CLOs	Multi- Sector CDOs w/ Subprime	Multi- Sector CDOs w/ No Subprime	Subtotal	December 31, 2011	December 31, 2010

Gross Transaction Notional Amount (in millions)	$2,645	$6,010	$1,060	$9,715	$17,062	$4,698	$4,641	$26,401	$36,116	$78,305
Net Notional Amount (in millions)	$1,830	$3,653	$887	$6,370	$11,784	$2,745	$2,731	$17,260	$23,630	$57,027
Number of Transactions	3	7	1	11	14	8	5	27	38	46
Weighted Average Subordination (%)	30.78%	39.07%	16.38%	34.33%	23.84%	28.20%	27.29%	25.22%	27.67%	20.16%
Weighted Average Number of loans/ Transaction	4,026	23,727	1,446	15,932	121	127	114
Weighted Average Expected Maturity (Years)	0.72	0.41	3.78	0.86	4.18	6.53	6.07

AIG 2011 Form 10-K            189

Regulatory Capital Portfolio

    During 2011, $26.0 billion in net notional amount of regulatory capital CDSs were terminated or matured at no cost to AIGFP. AIGFP continues to reassess the expected maturity of this portfolio. As of December 31, 2011, AIGFP estimated that the weighted average expected maturity of the portfolio was 0.86 years. AIGFP has not been required to make any payments as part of terminations of super senior regulatory capital CDSs initiated by counterparties. However, during 2011, AIGFP terminated mezzanine tranches and the hedge transactions related to those mezzanine tranches, all of which related to certain super senior regulatory capital trades and made payments which approximated their values at the time of termination. The regulatory benefit of these transactions for AIGFP's financial institution counterparties was generally derived from Basel I. In December 2010, the Basel Committee on Banking Supervision finalized Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties for these transactions, and this may reduce the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    The weighted average expected maturity of the Regulatory Capital Portfolio decreased as of December 31, 2011 by approximately 2.3 years from December 31, 2010 due to the termination of two transactions that had a longer than average weighted average maturity. Because the remaining counterparties continue to have a right to terminate the transaction early, AIGFP has extended the expected maturity dates by one year, which is based on how long AIGFP believes the relevant rules under Basel I will remain effective. These counterparties in the Corporate Loan and Prime Residential Mortgage portfolios continue to receive favorable regulatory capital benefits under Basel I rules and, thus, AIG continues to categorize them as Regulatory Capital transactions.

    During 2011, AIGFP terminated two super senior prime residential mortgage transactions, with a combined net notional amount of $24.1 billion, that had previously been the subject of a collateral dispute. In addition, AIGFP terminated all of the related mezzanine tranches and hedge transactions related to those mezzanine tranches, with a combined net notional amount of $2.2 billion. These transactions were terminated at values that approximated their collective fair value at the time of termination.

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

Arbitrage Portfolio

    A portion of the AIGFP super senior credit default swaps as of December 31, 2011 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

190            AIG 2011 Form 10-K

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which AIGFP wrote protection on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

December 31, 2011 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with subprime collateral	$2,586	$1,325	$1,261	$550
High grade with no subprime collateral	3,158	1,223	1,935	760

Total high grade(b)	5,744	2,548	3,196	1,310

Mezzanine with subprime collateral	2,112	628	1,484	1,131
Mezzanine with no subprime collateral	1,483	687	796	636

Total mezzanine(c)	3,595	1,315	2,280	1,767

Total	$9,339	$3,863	$5,476	$3,077

(a)
Total outstanding principal amount of securities held by a CDO.

(b)
"High grade" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly AA or higher at origination.

(c)
"Mezzanine" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly A or lower at origination.

Corporate Debt/CLOs

    The corporate arbitrage portfolio consists principally of CDS written on portfolios of corporate obligations that were generally rated investment grade at the inception of the CDS. These CDS transactions require cash settlement. This portfolio also includes CDS with a net notional amount of $1.2 billion written on the senior part of the capital structure of CLOs, which require physical settlement.

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

AIG 2011 Form 10-K            191

The following table presents the amount of collateral postings with respect to the AIGFP super senior credit default swap portfolio (prior to offsets for other transactions):

(in millions)	December 31, 2011	December 31, 2010

Regulatory capital	$9	$236
Arbitrage – multi-sector CDO	2,711	3,013
Arbitrage – corporate	477	537

Total	$3,197	$3,786

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

Valuation Sensitivity – Arbitrage Portfolio

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

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the BET model is used to estimate the change in the fair value of the derivative liability. Out of the total $5.5 billion net notional amount of CDS written on multi-sector CDOs outstanding at December 31, 2011, a BET value is available for $3.6 billion net notional amount. No BET value is determined for $1.9 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $3.6 billion.

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

192            AIG 2011 Form 10-K

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at December 31, 2011 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at December 31, 2011
(dollars in millions)		Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	31 points	Increase of 5 points	$(238)	$(3)	$(16)	$(99)	$(85)	$(24)	$(11)
		Decrease of 5 points	225	4	16	90	82	19	14

Weighted		Increase of 1 year	29	1	-	22	3	2	1
average life	6.42 years	Decrease of 1 year	(59)	(1)	(1)	(44)	(8)	(4)	(1)

Recovery rates	15%	Increase of 10%	(30)	-	(4)	(10)	(12)	(2)	(2)
		Decrease of 10%	27	1	4	14	4	4	-

Diversity score(a)	12	Increase of 5	(5)
		Decrease of 5	16

Discount curve(b)	N/A	Increase of 100bps	19

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

Corporate Debt

The following table represents the relevant market credit inputs used to estimate the sensitivity for the credit default swap portfolio written on investment-grade corporate debt and the estimated increase (decrease) in fair value of derivative liability at December 31, 2011 corresponding to changes in these market credit inputs:

Input Used at December 31, 2011 (in millions)	Increase (Decrease) in Fair Value of Derivative Liability

Credit spreads for all names
Effect of an increase by 10 basis points	$14
Effect of a decrease by 10 basis points	$(14)
All base correlations
Effect of an increase by 1%	$4
Effect of a decrease by 1%	$(4)
Assumed recovery rate
Effect of an increase by 1%	$(4)
Effect of a decrease by 1%	$4

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

AIG 2011 Form 10-K            193

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is set forth in the Enterprise Risk Management section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

194            AIG 2011 Form 10-K

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American International Group, Inc. Index to Financial Statements and Schedules

AIG 2011 Form 10-K            195

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of American International Group, Inc.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American International Group, Inc. and its subsidiaries (AIG) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, AIG maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). AIG's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A in the 2011 Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on AIG's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

    As described in Note 2 to the Consolidated Financial Statements, AIG changed the manner in which it accounts for other-than-temporary impairments of fixed maturity securities as of April 1, 2009.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 23, 2012

196            AIG 2011 Form 10-K

American International Group, Inc.
Consolidated Balance Sheet

(in millions, except for share data)	December 31, 2011	December 31, 2010

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2011 – $250,770; 2010 – $220,669)	$263,981	$228,302
Bond trading securities, at fair value	24,364	26,182
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2011 – $1,820; 2010 – $2,571)	3,624	4,581
Common and preferred stock trading, at fair value	125	6,652
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2011 – $107; 2010 – $143)	19,489	20,237
Flight equipment primarily under operating leases, net of accumulated depreciation	35,539	38,510
Other invested assets (portion measured at fair value: 2011 – $20,876; 2010 – $21,356)	40,744	42,210
Short-term investments (portion measured at fair value: 2011 – $5,913; 2010 – $23,860)	22,572	43,738

Total investments	410,438	410,412
Cash	1,474	1,558
Accrued investment income	3,108	2,960
Premiums and other receivables, net of allowance	14,721	15,713
Reinsurance assets, net of allowance	27,211	25,810
Current and deferred income taxes	16,084	-
Deferred policy acquisition costs	14,026	14,668
Derivative assets, at fair value	4,499	5,917
Other assets, including restricted cash of $2,988 in 2011 and $30,232 in 2010 and prepaid commitment fee asset of $3,628 in 2010 (portion measured at fair value: 2011 – $0; 2010 – $14)	12,824	44,520
Separate account assets, at fair value	51,388	54,432
Assets held for sale	-	107,453

Total assets	$555,773	$683,443

See Accompanying Notes to Consolidated Financial Statements.

AIG 2011 Form 10-K            197

American International Group, Inc.
Consolidated Balance Sheet(Continued)

(in millions, except for share data)	December 31, 2011	December 31, 2010

Liabilities:
Liability for unpaid claims and claims adjustment expense	$91,145	$91,151
Unearned premiums	23,465	23,803
Future policy benefits for life and accident and health insurance contracts	34,317	31,268
Policyholder contract deposits (portion measured at fair value: 2011 – $918; 2010 – $445)	126,898	121,373
Other policyholder funds	6,691	6,758
Current and deferred income taxes	-	2,369
Derivative liabilities, at fair value	4,733	5,735
Other liabilities (portion measured at fair value: 2011 – $907; 2010 – $2,619)	27,554	29,108
Federal Reserve Bank of New York credit facility (see Note 1)	-	20,985
Other long-term debt (portion measured at fair value: 2011 – $10,766; 2010 – $12,143)	75,253	85,476
Separate account liabilities	51,388	54,432
Liabilities held for sale	-	97,312

Total liabilities	441,444	569,770

Commitments, contingencies and guarantees (see Note 16)
Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	8,427	-
Other	96	434

Total redeemable noncontrolling interests	8,523	434

AIG shareholders' equity (see Note 1):
Preferred stock
Series E; $5.00 par value; shares issued: 2011 – 0; 2010 – 400,000, at aggregate liquidation value	-	41,605
Series F; $5.00 par value; shares issued: 2011 – 0; 2010 – 300,000, aggregate liquidation value: $7,543	-	7,378
Series C; $5.00 par value; shares issued: 2011 – 0; 2010 – 100,000, aggregate liquidation value: $0.5	-	23,000
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2011 – 1,906,568,099; 2010 – 147,124,067	4,766	368
Treasury stock, at cost; 2011 – 9,746,617; 2010 – 6,660,908 shares of common stock	(942)	(873)
Additional paid-in capital	81,787	9,683
Retained earnings (accumulated deficit)	14,332	(3,466)
Accumulated other comprehensive income	5,008	7,624

Total AIG shareholders' equity	104,951	85,319

Non-redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	26,358
Other (including $204 associated with businesses held for sale in 2010)	855	1,562

Total non-redeemable noncontrolling interests	855	27,920

Total equity	105,806	113,239

Total liabilities and equity	$555,773	$683,443

See Accompanying Notes to Consolidated Financial Statements.

198            AIG 2011 Form 10-K

American International Group, Inc.
Consolidated Statement of Operations

	Years Ended December 31,
(dollars in millions, except per share data)	2011	2010	2009

Revenues:
Premiums	$38,990	$45,319	$48,583
Policy fees	2,705	2,710	2,656
Net investment income	14,755	20,934	18,992
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(1,216)	(1,712)	(6,096)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Accumulated other comprehensive income	168	(812)	316

Net other-than-temporary impairments on available for sale securities recognized in net income (loss)	(1,048)	(2,524)	(5,780)
Other realized capital gains	1,569	2,349	570

Total net realized capital gains (losses)	521	(175)	(5,210)
Aircraft leasing revenue	4,508	4,749	4,967
Other income	2,758	3,989	5,459

Total revenues	64,237	77,526	75,447

Benefits, claims and expenses:
Policyholder benefits and claims incurred	33,449	41,394	45,311
Interest credited to policyholder account balances	4,446	4,480	4,704
Amortization of deferred acquisition costs	8,019	9,134	9,442
Other acquisition and insurance expenses	6,091	6,775	6,818
Interest expense	3,871	7,981	14,358
Aircraft leasing expenses	3,974	4,050	2,385
Net loss on extinguishment of debt (see Note 1)	2,908	104	-
Net (gain) loss on sale of properties and divested businesses	74	(17,767)	1,271
Other expenses	2,470	3,439	5,465

Total benefits, claims and expenses	65,302	59,590	89,754

Income (loss) from continuing operations before income tax expense (benefit)	(1,065)	17,936	(14,307)
Income tax expense (benefit):
Current	95	644	2,802
Deferred	(18,131)	5,215	(4,291)

Income tax expense (benefit)	(18,036)	5,859	(1,489)

Income (loss) from continuing operations	16,971	12,077	(12,818)
Income (loss) from discontinued operations, net of income tax expense (benefit) (see Note 4)	1,535	(2,064)	505

Net income (loss)	18,506	10,013	(12,313)

Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	634	1,818	140
Other	55	355	(1,576)

Total net income (loss) from continuing operations attributable to noncontrolling interests	689	2,173	(1,436)
Net income from discontinued operations attributable to noncontrolling interests	19	54	72

Total net income (loss) attributable to noncontrolling interests	708	2,227	(1,364)

Net income (loss) attributable to AIG	$17,798	$7,786	$(10,949)

Net income (loss) attributable to AIG common shareholders	$16,986	$1,583	$(12,244)

Income (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$8.60	$14.75	$(93.69)
Income (loss) from discontinued operations	$0.84	$(3.15)	$3.21
Diluted:
Income (loss) from continuing operations	$8.60	$14.75	$(93.69)
Income (loss) from discontinued operations	$0.84	$(3.15)	$3.21

Weighted average shares outstanding:
Basic	1,799,385,757	136,585,844	135,324,896
Diluted	1,799,458,497	136,649,280	135,324,896

See Accompanying Notes to Consolidated Financial Statements.

AIG 2011 Form 10-K            199

American International Group, Inc.
Consolidated Statement of Comprehensive Income

	Years Ended December 31,
(in millions)	2011	2010	2009

Net income (loss)	$18,506	$10,013	$(12,313)

Other comprehensive income (loss), net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	(74)	1,229	1,324
Change in unrealized appreciation (depreciation) of all other investments	(1,499)	2,111	18,089
Change in foreign currency translation adjustments	(1,204)	(1,252)	1,927
Change in net derivative gains (losses) arising from cash flow hedging activities	17	94	63
Change in retirement plan liabilities adjustment	(70)	275	354

Other comprehensive income (loss)	(2,830)	2,457	21,757

Comprehensive income	15,676	12,470	9,444
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	634	1,818	140
Comprehensive income (loss) attributable to other noncontrolling interests	(47)	590	(1,116)

Total comprehensive income (loss) attributable to noncontrolling interests	587	2,408	(976)

Comprehensive income attributable to AIG	$15,089	$10,062	$10,420

See Accompanying Notes to Consolidated Financial Statements.

200            AIG 2011 Form 10-K

American International Group, Inc.
Consolidated Statement of Equity

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable non- controlling Interests	Total Equity

Balance, January 1, 2009	$40,000	$368	$(8,450)	$39,488	$(12,368)	$(6,328)	$52,710	$8,095	$60,805

Series C issuance	23,000	-	-	(23,000)	-	-	-	-	-
Series D exchange for Series E	1,605	-	-	(1,605)	-	-	-	-	-
Series F drawdowns	5,344	-	-	-	-	-	5,344	-	5,344
Series F commitment fee	(165)	-	-	-	-	-	(165)	-	(165)
Common stock issued under stock plans	-	1	176	(177)	-	-	-	-	-
Retirement of treasury stock	-	(15)	7,400	(7,385)	-	-	-	-	-
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	11,826	(9,348)	2,478	-	2,478
Net loss attributable to AIG or other noncontrolling interests(a)	-	-	-	-	(10,949)	-	(10,949)	(1,784)	(12,733)
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York	-	-	-	-	-	-	-	140	140
Other comprehensive income	-	-	-	-	-	21,369	21,369	388	21,757
Deferred income taxes	-	-	-	(818)	-	-	(818)	-	(818)
Net decrease due to deconsolidation	-	-	-	(97)	-	-	(97)	(3,405)	(3,502)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	677	677
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(368)	(368)
Issuance of noncontrolling nonvoting, callable, junior and senior preferred interests to the Federal Reserve Bank of New York	-	-	-	-	-	-	-	24,400	24,400
Other	-	-	-	(48)	-	-	(48)	109	61

Balance, December 31, 2009	$69,784	$354	$(874)	$6,358	$(11,491)	$5,693	$69,824	$28,252	$98,076

Series F drawdowns	2,199	-	-	-	-	-	2,199	-	2,199
Common stock issued under stock plans	-	2	-	(20)	-	-	(18)	-	(18)
Equity unit exchange	-	12	-	3,645	-	-	3,657	-	3,657
Cumulative effect of change in accounting principle, net of tax	-	-	-	-	239	(345)	(106)	-	(106)
Net income attributable to AIG or other noncontrolling interests(a)	-	-	-	-	7,786	-	7,786	336	8,122
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York	-	-	-	-	-	-	-	1,818	1,818
Other comprehensive income(b)	-	-	-	-	-	2,276	2,276	176	2,452
Deferred income taxes	-	-	-	(332)	-	-	(332)	-	(332)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(2,740)	(2,740)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	253	253
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(175)	(175)
Other	-	-	1	32	-	-	33	-	33

Balance, December 31, 2010	$71,983	$368	$(873)	$9,683	$(3,466)	$7,624	$85,319	$27,920	$113,239

See Accompanying Notes to Consolidated Financial Statements.

AIG 2011 Form 10-K            201

American International Group, Inc.
Consolidated Statement of Equity (Continued)

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total AIG Share- holders' Equity	Non- redeemable non- controlling Interests	Total Equity

Series F drawdown	20,292	-	-	-	-	-	20,292	-	20,292
Repurchase of SPV preferred interests in connection with Recapitalization(c)	-	-	-	-	-	-	-	(26,432)	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization(c)	(92,275)	4,138	-	67,460	-	-	(20,677)	-	(20,677)
Common stock issued	-	250	-	2,636	-	-	2,886	-	2,886
Purchase of common stock	-	-	(70)	-	-	-	(70)	-	(70)
Settlement of equity unit stock purchase contracts	-	9	-	2,160	-	-	2,169	-	2,169
Net income attributable to AIG or other noncontrolling interests	-	-	-	-	17,798	-	17,798	82	17,880
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	-	-	-	-	-	-	-	74	74
Other comprehensive loss(b)	-	-	-	-	-	(2,709)	(2,709)	(119)	(2,828)
Deferred income taxes	-	-	-	2	-	-	2	-	2
Acquisition of noncontrolling interest	-	-	-	(164)	-	93	(71)	(489)	(560)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(123)	(123)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	120	120
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(128)	(128)
Other	-	1	1	10	-	-	12	(50)	(38)

Balance, December 31, 2011	$-	$4,766	$(942)	$81,787	$14,332	$5,008	$104,951	$855	$105,806

(a)
Excludes gains of $560 million, $73 million and $280 million in 2011, 2010 and 2009, respectively, attributable to redeemable noncontrolling interests and net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests held by the Federal Reserve Bank of New York of $74 million, $1.8 billion and $140 million in 2011, 2010 and 2009, respectively.

(b)
Excludes $2 million and $5 million attributable to redeemable noncontrolling interests for the year ended December 31, 2011 and 2010, respectively.

(c)
See Notes 1 and 17 to Consolidated Financial Statements.

See Accompanying Notes to Consolidated Financial Statements.

202            AIG 2011 Form 10-K

American International Group, Inc.
Consolidated Statement of Cash Flows

Years Ended December 31, (in millions)	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$18,506	$10,013	$(12,313)
(Income) loss from discontinued operations	(1,535)	2,064	(505)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Net gains on sales of securities available for sale and other assets	(1,766)	(2,842)	(1,305)
Net (gains) losses on sales of divested businesses	74	(17,767)	1,271
Net losses on extinguishment of debt	2,908	104	-
Unrealized gains in earnings – net	(667)	(1,361)	(4,249)
Equity in (income) loss from equity method investments, net of dividends or distributions	(637)	(1,268)	1,633
Depreciation and other amortization	9,883	11,320	12,074
Provision for mortgage and other loans receivable	4	429	1,011
Impairments of assets	3,482	5,372	9,260
Amortization of costs and accrued interest and fees related to FRBNY Credit Facility	48	4,223	10,175
Changes in operating assets and liabilities:
General and life insurance reserves	(202)	8,705	5,991
Premiums and other receivables and payables – net	1,828	595	2,282
Reinsurance assets and funds held under reinsurance treaties	(1,103)	(3,510)	(246)
Capitalization of deferred policy acquisition costs	(7,796)	(9,321)	(8,938)
Other policyholder funds	(407)	572	689
Current and deferred income taxes – net	(18,752)	4,856	(2,397)
Trading securities	281	354	993
Payment of FRBNY Credit Facility accrued compounded interest and fees	(6,363)	-	-
Other, net	(1,121)	(2,835)	(3,143)

Total adjustments	(20,306)	(2,374)	25,101

Net cash provided by (used in) operating activities – continuing operations	(3,335)	9,703	12,283
Net cash provided by operating activities – discontinued operations	3,370	7,207	6,301

Net cash provided by operating activities	$35	$16,910	$18,584

See Accompanying Notes to Consolidated Financial Statements.
AIG 2011 Form 10-K            203

American International Group, Inc.
Consolidated Statement of Cash Flows (Continued)

Years Ended December 31, (in millions)	2011	2010	2009

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	44,026	56,213	39,969
Maturities of fixed maturity securities available for sale and hybrid investments	20,131	14,657	15,778
Sales of trading securities	9,733	6,313	12,493
Sales or distributions of other invested assets (including flight equipment)	7,936	10,495	10,745
Sales of divested businesses, net	587	21,760	5,278
Principal payments received on and sales of mortgage and other loans receivable	3,207	5,410	9,195
Purchases of available for sale investments	(90,630)	(79,263)	(58,859)
Purchases of trading securities	(1,250)	(3,003)	(4,854)
Purchases of other invested assets (including flight equipment)	(6,675)	(7,850)	(10,270)
Mortgage and other loans receivable issued and purchased	(2,600)	(2,995)	(6,283)
Net change in restricted cash	27,244	(27,115)	(250)
Net change in short-term investments	19,988	(5,233)	(9,021)
Net change in derivative assets and liabilities other than AIGFP	587	267	(127)
Other, net	(430)	(599)	2,612

Net cash provided by (used in) investing activities – continuing operations	31,854	(10,943)	6,406
Net cash provided by (used in) investing activities – discontinued operations	4,478	718	(628)

Net cash provided by (used in) investing activities	36,332	(10,225)	5,778

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	17,903	19,570	21,546
Policyholder contract withdrawals	(13,570)	(14,897)	(26,258)
Net change in short-term debt	(227)	(5,630)	(11,072)
Federal Reserve Bank of New York credit facility borrowings	-	19,900	32,526
Federal Reserve Bank of New York credit facility repayments	(14,622)	(23,178)	(26,426)
Issuance of other long-term debt	7,762	13,046	3,452
Repayments of other long-term debt	(17,810)	(15,976)	(19,451)
Proceeds from drawdown on the Department of the Treasury Commitment	20,292	2,199	5,344
Repayment of Department of the Treasury SPV Preferred Interests	(12,425)	-	-
Repayment of Federal Reserve Bank of New York SPV Preferred Interests	(26,432)	-	-
Issuance of Common Stock	5,055	-	-
Purchase of Common Stock	(70)	-	-
Acquisition of noncontrolling interest	(688)	-	-
Other, net	(152)	(579)	(671)

Net cash used in financing activities – continuing operations	(34,984)	(5,545)	(21,010)
Net cash used in financing activities – discontinued operations	(1,942)	(3,716)	(7,987)

Net cash used in financing activities	(36,926)	(9,261)	(28,997)

Effect of exchange rate changes on cash	29	39	533

Net decrease in cash	(530)	(2,537)	(4,102)
Cash at beginning of period	1,558	4,400	8,642
Change in cash of businesses held for sale	446	(305)	(140)

Cash at end of period	$1,474	$1,558	$4,400

See Accompanying Notes to Consolidated Financial Statements.

204            AIG 2011 Form 10-K

Index of Notes to Consolidated Financial Statements

		Page

Note 1.	Basis of Presentation and Significant Events	206
Note 2.	Summary of Significant Accounting Policies	212
Note 3.	Segment Information	231
Note 4.	Divested Businesses, Discontinued Operations and Held for Sale Classification	237
Note 5	Business Combinations	240
Note 6.	Fair Value Measurements	241
Note 7.	Investments	266
Note 8.	Lending Activities	277
Note 9.	Reinsurance	279
Note 10.	Deferred Policy Acquisition Costs	282
Note 11.	Variable Interest Entities	283
Note 12.	Derivatives and Hedge Accounting	287
Note 13.	Liability for Unpaid Claims and Claims Adjustment Expense and Future Policy Benefits for Life and Accident and Health Insurance Contracts and Policyholder Contract Deposits	297
Note 14.	Variable Life and Annuity Contracts	300
Note 15.	Debt Outstanding	302
Note 16.	Commitments, Contingencies and Guarantees	308
Note 17.	Total Equity and Earnings (Loss) Per Share	329
Note 18.	Statutory Financial Data and Restrictions	338
Note 19.	Share-based Compensation and Other Plans	339
Note 20.	Employee Benefits	345
Note 21	Ownership	354
Note 22.	Income Taxes	354
Note 23.	Quarterly Financial Information (Unaudited)	361
Note 24.	Information Provided in Connection With Outstanding Debt	362

AIG 2011 Form 10-K            205

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS

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

    Since September 2008, AIG has been working to protect and enhance the value of its key businesses, execute an orderly asset disposition plan, and position itself for the future. AIG has entered into several important transactions and relationships with the Federal Reserve Bank of New York (FRBNY), the AIG Credit Facility Trust (together with its trustees, acting in their capacity as trustees, the Trust) and the United States Department of the Treasury (the Department of the Treasury) during this period. As a result of the series of integrated transactions to recapitalize AIG, on January 14, 2011, the Department of the Treasury became the holder of 92 percent of AIG's outstanding common stock, par value $2.50 per share (AIG Common Stock). In May 2011, AIG completed a registered public offering of AIG Common Stock (the May Common Stock Offering), which resulted in a reduction of the Department of the Treasury's ownership to approximately 77 percent. See Significant Events below for further information.

    The consolidated financial statements include the accounts of AIG, its controlled subsidiaries (through a greater than 50 percent ownership of voting rights of a voting interest entity), and variable interest entities (VIEs) in which AIG is the primary beneficiary. Entities that AIG does not consolidate, but in which it holds 20 percent to 50 percent of the voting rights or otherwise has the ability to exercise significant influence, are accounted for under the equity method unless AIG has elected the fair value option. On October 29, 2010, AIG completed an initial public offering (IPO) of 8.08 billion ordinary shares of AIA Group Limited (AIA), upon the completion of which AIG owned approximately 33 percent of AIA's outstanding shares. AIG accounts for its investment in AIA under the fair value option with gains and losses recorded in Net investment income.

    Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on different fiscal period bases, in most cases ending November 30. The effect on AIG's consolidated financial condition and results of operations of all material events occurring at these subsidiaries between the fiscal year end and December 31 for all periods presented has been recorded.

    The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements requires the application of accounting policies that often involve a significant degree of judgment. AIG considers the accounting policies that are most dependent on the application of estimates and assumptions to be those relating to items considered by management in the determination of:

  •
  estimates with respect to income taxes, including the recoverability of the deferred tax assets and the predictability of future tax planning strategies and operating profitability of the character necessary for their realization;

  •
  recoverability of assets, including deferred policy acquisition costs (DAC), flight equipment, and reinsurance;

  •
  insurance liabilities, including general insurance unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

  •
  estimated gross profits for investment-oriented products;

  •
  impairment charges, including other-than-temporary impairments on financial instruments and goodwill impairments;

206            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  liabilities for legal contingencies; and

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps (CDS) and AIG's economic interest in Maiden Lane II LLC (ML II) and equity interest in Maiden Lane III LLC (ML III) (together, the Maiden Lane Interests).

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's consolidated financial condition, results of operations and cash flows could be materially affected.

RECLASSIFICATIONS AND SEGMENT CHANGES

Reclassifications

    Due to changes in the relative composition of AIG's remaining continuing operations as a result of the substantial completion of AIG's asset disposition plan, AIG began presenting separately the following line items on its Consolidated Statement of Operations beginning in 2011:

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

Segment Changes and Prior Period Reclassifications

    In order to align financial reporting with the manner in which AIG's chief operating decision makers review the businesses to allocate resources and assess performance, changes were made during 2011 to AIG's segment information. See Note 3 herein for additional information on AIG's segment changes.

    Prior period amounts were reclassified to conform to the current period presentation for the above items. Additionally, certain other reclassifications have been made to prior period amounts in the Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Balance Sheet to conform to the current period presentation. See Note 4 herein for reclassifications to prior period amounts attributable to discontinued operations.

SIGNIFICANT EVENTS

    During 2011, AIG completed the Recapitalization (described below), executed transactions in the debt and equity capital markets and substantially completed its asset disposition plan.

Recapitalization

    On January 14, 2011 (the Closing), AIG completed a series of integrated transactions to recapitalize AIG (the Recapitalization) with the Department of the Treasury, the FRBNY and the Trust, including the repayment of all amounts owed under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Facility). At the Closing, AIG recognized a net loss on extinguishment of debt, primarily representing $3.3 billion

AIG 2011 Form 10-K            207

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility.

Repayment and Termination of the FRBNY Credit Facility

    At the Closing, AIG repaid to the FRBNY approximately $21 billion in cash, representing complete repayment of all amounts owed under the FRBNY Credit Facility, and the FRBNY Credit Facility was terminated. The funds for the repayment came from the net cash proceeds from AIG's sale of 67 percent of the ordinary shares of AIA in its initial public offering and from AIG's sale of American Life Insurance Company (ALICO) in 2010. These funds were loaned to AIG in the form of secured limited recourse debt from the special purpose vehicles that held the proceeds of the AIA IPO and the ALICO sale (the AIA SPV and the ALICO SPV, respectively, and collectively, the SPVs). The loan from the ALICO SPV was repaid in full during 2011. The loan from the AIA SPV is secured by pledges and any proceeds received from the sale by AIG and certain of its subsidiaries of, among other collateral, all or part of their equity interest in International Lease Finance Corporation (ILFC or the Designated Entity). Proceeds from the sales of the remaining ordinary shares of AIA held by the AIA SPV will be used to pay down the liquidation preference of the Department of the Treasury's preferred interests in the AIA SPV (the AIA SPV Preferred Interests) (described below). Until their respective sales on February 1, 2011 and August 18, 2011 as further discussed in Sales of Divested Businesses below, AIG's Japan-based life insurance subsidiaries, AIG Star Life Insurance Company Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison), and Nan Shan Life Insurance Company, Ltd. (Nan Shan), were also Designated Entities.

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

    AIG used the Series F Closing Drawdown Amount to repurchase all of the FRBNY's AIA SPV Preferred Interests and the preferred interests in the ALICO SPV (together with the AIA SPV Preferred Interests, the SPV Preferred Interests). AIG transferred the SPV Preferred Interests to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock (described below).

    The Department of the Treasury, so long as it holds AIA SPV Preferred Interests, has the right, subject to existing contractual restrictions, to require AIG to dispose of the remaining AIA ordinary shares held by the AIA SPV to the extent necessary to fully repay the liquidation preference on the Department of the Treasury's AIA SPV Preferred Interests. In addition, the consent of the Department of the Treasury, so long as it holds SPV Preferred Interests, will be required for AIG to take specified significant actions with respect to the Designated Entity, ILFC, including an IPO, sales, significant acquisitions or dispositions and incurrence of specified levels of indebtedness. If any SPV Preferred Interests are outstanding on May 1, 2013, the Department of the Treasury will have the right to compel the sale of all or a portion of ILFC on terms that it will determine.

    As a result of these transactions, the AIA SPV Preferred Interests are no longer considered permanent equity on AIG's Consolidated Balance Sheet, and are classified as Redeemable noncontrolling nonvoting, callable, junior preferred interests held by the Department of the Treasury.

208            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issuance and Cancellation of AIG's Series G Preferred Stock

    At the Closing, AIG and the Department of the Treasury amended and restated the Series F SPA to provide for the issuance of 20,000 shares of Series G Preferred Stock by AIG to the Department of the Treasury. The Series G Preferred Stock was issued with a liquidation preference of zero. Because the net proceeds to AIG from the completion of the registered public offering of AIG Common Stock in the May Common Stock Offering of $2.9 billion exceeded the $2.0 billion Series G Drawdown Right, the Series G Drawdown Right was terminated and the Series G Preferred Stock was cancelled immediately thereafter.

Exchange of AIG's Series C, E and F Preferred Stock for AIG Common Stock and Series G Preferred Stock

    At the Closing:

  •
  the shares of AIG's Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (the Series C Preferred Stock), held by the Trust, were exchanged for 562,868,096 shares of newly issued AIG Common Stock, which were subsequently transferred by the Trust to the Department of the Treasury;

  •
  the shares of AIG's Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series E Preferred Stock), held by the Department of the Treasury, were exchanged for 924,546,133 newly issued shares of AIG Common Stock; and

  •
  the shares of the Series F Preferred Stock held by the Department of the Treasury, were exchanged for (a) the SPV Preferred Interests, (b) 20,000 shares of the Series G Preferred Stock (subsequently cancelled) and (c) 167,623,733 shares of newly issued AIG Common Stock.

    The issuance of AIG Common Stock to the Department of the Treasury described above significantly affected the determination of Net income (loss) attributable to AIG common shareholders and the weighted average shares outstanding, both of which are used to compute earnings per share. See Note 17 herein for further discussion.

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

  •
  the right to demand that AIG effect a registered market offering of its shares no more than twice in any 12-month period;

  •
  the right to engage in at-the-market offerings; and

  •
  subject to certain exceptions, the right to approve the terms, conditions and pricing of any registered offering in which it participates until its ownership falls below 33 percent of AIG's voting securities.

    AIG has the right to raise the greater of $2 billion and the amount of the projected liquidity shortfall if the AIG Board of Directors determines, after consultation with the Department of the Treasury, that due to events affecting AIG's insurance subsidiaries, AIG Parent's reasonably projected aggregate liquidity (cash and cash equivalents and commitments of credit) will fall below $8 billion within 12 months of the date of such determination.

    Until the Department of the Treasury's ownership of AIG's voting securities falls below 33 percent, the Department of the Treasury will, subject to certain exceptions, have complete control over the terms, conditions

AIG 2011 Form 10-K            209

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

May 2011 Common Stock Offering and Sale

    On May 27, 2011, AIG and the Department of the Treasury, as the selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. Of the net proceeds AIG received from this offering, $550 million has been used to fund the Consolidated 2004 Securities Litigation settlement (see Note 16 herein). As required by the Registration Rights Agreement, AIG paid the underwriting discount as well as certain expenses with respect to the shares sold by the Department of the Treasury. The balance of the net proceeds was used for general corporate purposes. As a result of the sale of AIG Common Stock in this offering, the Series G Drawdown Right was terminated, the Series G Preferred Stock was cancelled and the ownership by the Department of the Treasury was reduced from approximately 92 percent to approximately 77 percent of the AIG Common Stock outstanding after the completion of the offering.

September 2011 Debt Offering

    On September 13, 2011, AIG issued $1.2 billion of 4.250% Notes Due 2014 and $800 million of 4.875% Notes Due 2016. The proceeds are being used to pay maturing notes issued by AIG to fund the Matched Investment Program (MIP).

October 2011 Syndicated Credit and Contingent Liquidity Facilities

    On October 12, 2011, the previously outstanding AIG 364-Day Syndicated Facility, AIG 3-Year Syndicated Facility and Chartis letter of credit facility were terminated and AIG entered into a $1.5 billion 364-Day Syndicated Facility and a $3.0 billion 4-Year Syndicated Facility. The new 4-Year Syndicated Facility provides for $3.0 billion of revolving loans, which includes a $1.5 billion letter of credit sublimit. The $1.3 billion of previously issued letters of credit under the Chartis letter of credit facility were rolled into the letter of credit sublimit within the 4-Year Syndicated Facility, so that a total of $1.7 billion remains available under this facility, of which $0.2 billion is available for letters of credit. AIG expects that it may draw down on these facilities from time to time, and may use the proceeds for general corporate purposes.

    In December 2010, AIG established a $500 million contingent liquidity facility. Under this facility, AIG has the right, prior to December 15, 2015, to issue up to $500 million in senior debt to the counterparty, based on a put option agreement between AIG and the counterparty. The senior debt, if issued, will mature on December 15, 2015.

    In October 2011, AIG entered into an additional contingent liquidity facility. Under this facility, AIG has the right, for a period of one year, to enter into put option agreements, with an aggregate notional amount of up to $500 million, with an unaffiliated international financial institution pursuant to which AIG has the right, for a

210            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period of five years from the date any such put option agreement is entered into, to issue up to $500 million in senior debt to the financial institution, at AIG's discretion.

November 2011 Exchange Offer

    In November 2011, AIG exchanged specified series of its outstanding Junior Subordinated Debentures for newly issued senior notes pursuant to an exchange offer. The exchange resulted in a gain on extinguishment of debt of approximately $484 million, which is reflected in Net loss on extinguishment of debt in the Consolidated Statement of Operations and a deferred gain of $65 million, included in Other long-term debt in the Consolidated Balance Sheet, which will be amortized as a reduction to future interest expense. See Note 15 herein for additional information on this transaction.

Sales of Businesses

    On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan to a Taiwan-based consortium. The transaction closed on August 18, 2011 for net proceeds of $2.15 billion in cash. The net proceeds from the transaction were used to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

    On February 1, 2011, AIG completed the sale of AIG Star and AIG Edison to Prudential Financial, Inc., for $4.8 billion, consisting of $4.2 billion in cash and $0.6 billion in the assumption of third-party debt. Of the $4.2 billion in cash, AIG retained $2 billion to support the capital of Chartis, Inc. (Chartis) and its subsidiaries pursuant to an agreement with the Department of the Treasury, and caused the remaining amount to be applied to pay down a portion of liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests. AIG recognized a pre-tax gain of $2.0 billion on the date of the sale which is reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations.

    See Note 4 herein for additional information on these transactions and Note 16 for discussion of indemnification provisions.

Sale of MetLife Securities

    On March 1, 2011, AIG entered into a Coordination Agreement among the ALICO SPV, AIG and MetLife, Inc. (MetLife) regarding a series of integrated transactions (the MetLife Disposition) whereby MetLife agreed to allow AIG to offer for sale earlier than contemplated under the original terms of the ALICO sale (the ALICO Sale) the MetLife securities that AIG received when it sold ALICO to MetLife. The MetLife Disposition included (i) the sale of MetLife common stock, par value $0.01 per share, and the sale of common equity units of MetLife pursuant to two separate underwritten public offerings and (ii) the sale by the ALICO SPV of MetLife preferred stock to MetLife.

    In connection with the MetLife Disposition, on March 1, 2011, AIG and the ALICO SPV entered into a letter agreement with the Department of the Treasury pursuant to which AIG and the ALICO SPV received the consent of the Department of the Treasury to the MetLife Disposition. AIG completed the MetLife Disposition on March 8, 2011 for a total of $9.6 billion and used $6.6 billion of the proceeds to pay down all of the liquidation preference of the Department of the Treasury's ALICO SPV Preferred Interests and a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests. In the first quarter of 2011, AIG recognized a loss of $348 million, representing the decline in the value of the MetLife securities from December 31, 2010 through their disposition on March 8, 2011, due to market conditions prior to the MetLife Disposition. Of this amount, $191 million is reflected in Net realized capital gains (losses) and $157 million is reflected in Net investment income in the Consolidated Statement of Operations. The remaining proceeds were placed in escrow to secure indemnities provided to MetLife under the original terms of the ALICO stock purchase agreement as described in Note 16 herein.

AIG 2011 Form 10-K            211

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY ASSESSMENT

    In assessing AIG's current financial flexibility and developing operating plans for the future, management has made significant judgments and estimates with respect to the potential financial and liquidity effects of AIG's risks and uncertainties, including but not limited to:

  •
  the potential effect of changes in bond, equity and foreign exchange markets on contingent liquidity requirements;

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

    AIG believes that it has sufficient liquidity to satisfy future liquidity requirements and meet its obligations, including requirements arising out of reasonably foreseeable contingencies and events.

SUPPLEMENTARY DISCLOSURE OF CONSOLIDATED CASH FLOW INFORMATION

Years Ended December 31, (in millions)	2011	2010	2009

Cash paid during the period for:
Interest*	$(8,985)	$(5,166)	$(5,777)
Taxes	$(716)	$(1,002)	$(226)
Non-cash financing/investing activities:
Noncontrolling nonvoting callable, junior and senior preferred interests held by Federal Reserve Bank of New York	$-	$-	$25,000
Interest credited to policyholder contract deposits included in financing activities	$4,750	$9,294	$12,615
Long-term debt reduction due to deconsolidations	$-	$-	$775
Exchange of equity units and extinguishment of junior subordinated debentures	$-	$3,657	$-
Exchange of junior subordinated debentures for senior notes	$(2,392)	$-	$-
Senior notes exchanged for junior subordinated debentures	$1,843	$-	$-
Non-cash consideration received from sale of ALICO	$-	$9,041	$-
Debt assumed on consolidation of variable interest entities	$-	$2,591	$-
Debt assumed on acquisition	$299	$164	$-

*
2011 includes payment of FRBNY credit facility accrued compounded interest of $4.7 billion, before the facility was terminated on January 14, 2011 in connection with the Recapitalization.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Revenue recognition and expenses:

    Premiums:    Premiums for short duration contracts are recorded as written on the inception date of the policy. Premiums are earned primarily on a pro rata basis over the term of the related coverage. The reserve for unearned premiums includes the portion of premiums written relating to the unexpired terms of coverage. Reinsurance premiums under a reinsurance contract are typically earned over the same period as the underlying policies, or risks, covered by the contracts. As a result, the earning pattern of a reinsurance contract may extend up to 24 months, reflecting the inception dates of the underlying policies.

212            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Reinsurance premiums ceded are expensed over the period the reinsurance coverage is provided in proportion to the risks to which they relate.

    Premiums for long duration insurance products and life contingent annuities are recognized as revenues when due. Estimates for premiums due but not yet collected are accrued.

    Policy fees:    Policy fees represent fees recognized from universal life and investment-type products consisting of policy charges for the cost of insurance, policy administration charges, amortization of unearned revenue reserves and surrender charges.

    Net investment income:    Net investment income represents income primarily from the following sources in AIG's insurance operations and AIG Parent:

  •
  Interest income and related expenses, including amortization of premiums and accretion of discounts on bonds with changes in the timing and the amount of expected principal and interest cash flows reflected in the yield, as applicable.

  •
  Dividend income from common and preferred stock and distributions from other investments.

  •
  Realized and unrealized gains and losses from investments in trading securities accounted for at fair value.

  •
  Earnings from private equity funds and hedge fund investments accounted for under the equity method.

  •
  The difference between the carrying amount of a life settlement contract and the life insurance proceeds of the underlying life insurance policy recorded in income upon the death of the insured.

  •
  Changes in the fair values of AIG's interests in ML II, ML III, AIA and MetLife securities prior to sale.

    Net realized capital gains (losses):    Net realized capital gains and losses are determined by specific identification. The net realized capital gains and losses are generated primarily from the following sources:

  •
  Sales of fixed maturity securities and equity securities (except trading securities accounted for at fair value), real estate, investments in private equity funds and hedge funds and other types of investments.

  •
  Reductions to the cost basis of fixed maturity securities and equity securities (except trading securities accounted for at fair value) and other invested assets for other-than-temporary impairments.

  •
  Changes in fair value of derivatives except for (1) those instruments at AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP), (2) those instruments that qualify for hedge accounting treatment when the change in the fair value of the hedged item is not reported in Net realized capital gains (losses), and (3) those instruments that are designated as economic hedges of financial instruments for which the fair value option has been elected.

  •
  Exchange gains and losses resulting from foreign currency transactions.

    Aircraft leasing revenue:    Income from flight equipment under operating leases is recognized over the life of the lease as rentals become receivable under the provisions of the lease or, in the case of leases with varying payments, under the straight-line method over the noncancelable term of the lease. In certain cases, leases provide for additional payments contingent on usage. In those cases, rental income is recognized at the time such usage occurs, net of estimated future contractual aircraft maintenance reimbursements. Gains on sales of flight equipment are recognized in Other income when flight equipment is sold and the risk of ownership of the equipment is passed to the new owner.

    Other income:    Other income includes unrealized gains and losses on derivatives, including unrealized market valuation gains and losses associated with AIGFP's super senior credit default swap (CDS) portfolio, as well as income from the Direct Investment book.

AIG 2011 Form 10-K            213

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Other income from the operations of the Direct Investment book and AIG's Other Operations category consists of the following:

  •
  Change in fair value relating to financial assets and liabilities for which the fair value option has been elected.

  •
  Interest income and related expenses, including amortization of premiums and accretion of discounts on bonds with changes in the timing and the amount of expected principal and interest cash flows reflected in the yield, as applicable.

  •
  Dividend income from common and preferred stock and distributions from other investments.

  •
  Changes in the fair value of trading securities and spot commodities sold but not yet purchased, futures, hybrid financial instruments, securities purchased under agreements to resell, and securities sold under agreements to repurchase for which the fair value option was elected.

  •
  Realized capital gains and losses from the sales of available for sale securities and investments in private equity funds and hedge funds and other investments.

  •
  Income earned on real estate based investments and related losses from property level impairments and financing costs.

  •
  Exchange gains and losses resulting from foreign currency transactions.

  •
  Reductions to the cost basis of securities available for sale for other-than-temporary impairments.

  •
  Earnings from private equity funds and hedge fund investments accounted for under the equity method.

  •
  Gains and losses recognized in earnings on derivatives for the effective portion and their related hedged items.

    Policyholder benefits and claims incurred:    Incurred claims and claims adjustment expenses for short duration insurance contracts consist of the estimated ultimate cost of settling claims incurred within the reporting period, including incurred but not reported claims, plus the changes in estimates of current and prior period losses resulting from the continuous review process, which are charged to income as incurred. Benefits for long duration insurance contracts consist of benefits paid and changes in future policy benefits liabilities. Benefits for universal life and investment-type products primarily consist of interest credited to policy account balances and benefit payments made in excess of policy account balances except for certain contracts for which the fair value option was elected, for which benefits represent the entire change in fair value (including derivative gains and losses on related economic hedges).

    Interest credited to policyholder account balances:    Represents interest on account-value-based policyholder deposits consisting of amounts credited on non-equity-indexed account values, accretion to the host contract for equity indexed products, and net amortization of sales inducements.

    Amortization of deferred policy acquisition costs:    Amortization of deferred policy acquisition costs represents amortization of short-duration and long-duration deferred policy acquisition costs:

  •
  Short-duration policies:    Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned, generally 12 months.

  •
  Long-duration policies:    Policy acquisition costs for participating life, traditional life and accident and health insurance products are generally deferred and amortized, with interest, over the premium paying period. Policy acquisition costs and policy issuance costs related to universal life, and investment-type products (investment-oriented products) are deferred and amortized, with interest, in relation to the incidence of estimated gross profits to be realized over the estimated lives of the contracts.

214            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Aircraft leasing expenses:    Aircraft leasing expenses consist of depreciation expense, impairment charges, fair value adjustments and lease-related charges on aircraft as well as selling, general and administrative expenses and other expenses incurred by ILFC.

    Net (gain) loss on sale of properties and divested businesses:    Includes gains or losses from the sales of businesses that do not qualify as discontinued operations and sales of previously occupied properties.

    (b) Held-for-sale and discontinued operations:    AIG reports a business as held for sale when management has approved or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the ensuing year and certain other specified criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. Depreciation is not recorded on assets of a business classified as held for sale. Assets and liabilities related to a business classified as held for sale are segregated in the Consolidated Balance Sheet and major classes are separately disclosed in the notes to the Consolidated Financial Statements commencing in the period in which the business is classified as held for sale.

    AIG reports the results of operations of a business as discontinued operations if the business is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations of AIG as a result of a disposal transaction and AIG will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in Discontinued Operations in the Consolidated Statement of Operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell.

    (c) Investments:

    Fixed maturity and equity securities:    Bonds held to maturity are carried at amortized cost when AIG has the ability and positive intent to hold these securities until maturity. When AIG does not have the positive intent to hold bonds until maturity, these securities are classified as available for sale or as trading and are carried at fair value. None of AIG's fixed maturity securities met the criteria for held to maturity classification at December 31, 2011 or 2010.

    Fixed maturity and equity securities classified as available for sale or as trading are carried at fair value. Unrealized gains and losses from available for sale investments in fixed maturity and equity securities are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred acquisition costs and deferred income taxes, in Total AIG shareholders' equity. Realized and unrealized gains and losses from fixed maturity and equity securities classified as trading are reflected in Net investment income (for insurance subsidiaries) or Other income (for Direct Investment book). Investments in fixed maturities and equity securities are recorded on a trade-date basis.

    Premiums and discounts arising from the purchase of bonds classified as available for sale are treated as yield adjustments over their estimated holding periods, until maturity, or call date, if applicable. For investments in certain residential mortgage-backed securities (RMBS), certain commercial mortgage-backed securities (CMBS) and certain collateralized debt obligations/asset backed securities (CDO/ABS), (collectively, structured securities), recognized yields are updated based on current information regarding the timing and amount of expected undiscounted future cash flows. For high credit-quality structured securities, effective yields are recalculated based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income. For structured securities that are not high credit-quality, effective yields are recalculated and adjusted prospectively based on changes in expected undiscounted future cash flows. For purchased credit impaired (PCI) securities, at acquisition, the difference between the undiscounted expected

AIG 2011 Form 10-K            215

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future cash flows and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over the securities' remaining lives on a level-yield basis. Subsequently, effective yields recognized on PCI securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes.

    Trading securities include the investment portfolio of the Direct Investment book and the Maiden Lane Interests. Trading securities for the Direct Investment book are held to meet short-term investment objectives and to economically hedge other securities.

    For discussion of AIG's other-than-temporary impairment policy, see Note 7 herein.

    Mortgage and other loans receivable – net:    Mortgage and other loans receivable include commercial mortgages, life insurance policy loans, commercial loans, other loans and notes receivable. Commercial mortgages, commercial loans, and other loans and notes receivable are carried at unpaid principal balances less credit allowances and plus or minus adjustments for the accretion or amortization of discount or premium. Interest income on such loans is accrued as earned.

    Direct costs of originating commercial mortgages, commercial loans, and other loans and notes receivable, net of nonrefundable points and fees, are deferred and included in the carrying amount of the related receivables. The amount deferred is amortized to income as an adjustment to earnings using the interest method.

    Mortgage and other loans receivable are considered impaired when collection of all amounts due under contractual terms is not probable. Interest income on such impaired loans is recognized as cash is received. For a discussion of the allowance for credit losses on mortgages and other loans receivable, see Note 8 herein.

    Mortgage and other loans receivable also include life insurance policy loans, which are carried at unpaid principal amount. There is no allowance for policy loans because these loans serve to reduce the death benefit paid when the death claim is made and the balances are effectively collateralized by the cash surrender value of the policy.

    Flight equipment primarily under operating leases – net:    Flight equipment is stated at cost (adjusted for any impairment charges), net of accumulated depreciation. Major additions, modifications and interest on deposits during the construction phase are capitalized. Normal maintenance and repairs, airframe and engine overhauls and compliance with return conditions of flight equipment on lease are generally provided by and paid for by the lessee. Under the provisions of most leases for certain airframe and engine overhauls, the lessee is reimbursed for certain costs incurred up to but not exceeding contingent rentals paid to ILFC by the lessee. ILFC recognizes overhaul rentals received as revenue, net of estimated overhaul reimbursements. Any lessor maintenance contribution made by ILFC in conjunction with a lease of a used aircraft and in excess of overhaul rentals received from the lessee, is capitalized as lease incentives and amortized into lease revenue over the life of the lease. Maintenance performed by ILFC in the event of a repossession of an aircraft is capitalized to the extent the costs meet the recognition criteria for an asset. Depreciation of aircraft is generally computed on a straight-line basis over a useful life of 25 years to a residual value of approximately 15 percent of the cost of the asset.

    Aircraft in the fleet are evaluated for impairment annually during the third quarter and whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly affected by estimates of future net cash flows and other factors that involve uncertainty. There are a number of factors and circumstances that can influence (and increase) the potential for recognizing an impairment loss. A firm commitment to sell aircraft may result in aircraft being reclassified from held for use to held for sale for financial reporting purposes and would require an impairment assessment based on the aircraft's fair value. An increase in the likelihood of a sale transaction being completed could result in a similar impairment assessment if the probability of an aircraft sale

216            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

becomes high enough to reduce the probability weighted expected undiscounted future cash flows to be realized from the aircraft to an amount that is less than its carrying value. In addition, changes in portfolio strategies, changes in demand for a particular aircraft type and changes in economic and market circumstances, including risk factors affecting the airline industry, can affect the impairment assessment.

    When assets are retired or disposed of, the cost and associated accumulated depreciation are removed from the related accounts and the difference, net of proceeds, is recorded as a gain in Other income.

    Other invested assets:    Other invested assets consist primarily of investments by AIG's insurance operations in hedge funds, private equity funds, other investment partnerships and direct private equity investments. AIG's investments in life settlement contracts and its 33 percent interest in AIA are also included in Other invested assets.

    Hedge funds, private equity funds and other investment partnerships in which AIG's insurance operations hold in the aggregate less than a five percent interest are reported at fair value. The change in fair value is recognized as a component of Accumulated other comprehensive income (loss). With respect to hedge funds, private equity funds and other investment partnerships in which AIG holds in the aggregate a five percent or greater interest or less than a five percent interest but in which AIG has more than a minor influence over the operations of the investee, AIG's carrying value is its share of the net asset value of the funds or the partnerships. The changes in such net asset values, accounted for under the equity method, are recorded in Net investment income. Direct private equity investments entered into for strategic purposes and not solely for capital appreciation or for income generation are also accounted for under the equity method.

    In applying the equity method of accounting, AIG consistently uses the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of AIG's reporting period. The financial statements of these investees are generally audited annually.

    Life settlement contracts are accounted for under the investment method. Under the investment method, AIG recognizes its initial investment in life settlement contracts at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increase the carrying value of the investment. AIG recognizes income on individual life settlement contracts when the insured dies, at an amount equal to the excess of the contract proceeds over the carrying amount of the contract at that time. Contracts are reviewed for indications that the expected future proceeds from the contract would not be sufficient to recover AIG's estimated future carrying amount of the contract, which is the current carrying amount for the contract plus anticipated undiscounted future premiums and other capitalizable future costs. Any such contracts identified are written down to their estimated fair value.

    AIG accounts for its investment in AIA under the fair value option with gains and losses recorded in Net investment income. See Note 7 herein for further information.

    Also included in Other invested assets are real estate held for investment and aircraft asset investments held by non-Aircraft Leasing subsidiaries. See Note 7 herein for further information.

    Short-term investments:    Short-term investments consist of interest-bearing cash equivalents, time deposits, securities purchased under agreements to resell, and investments, such as commercial paper, with original maturities within one year from the date of purchase.

    Securities purchased under agreements to resell (reverse repurchase agreements) generally are accounted for as collateralized lending transactions. These agreements are recorded at their contracted resale amounts plus accrued interest, other than those that are accounted for at fair value. Such agreements entered into by AIGFP are carried at fair value based on market observable interest rates. AIG's policy is to take possession of or obtain a security interest in securities purchased under agreements to resell. The value of reverse repurchase agreements that were accounted for as collateralized lending transactions was $7.0 billion at December 31, 2011. The fair value of securities collateral received by AIG was $6.8 billion at December 31, 2011, of which $122 million was repledged by AIG.

AIG 2011 Form 10-K            217

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AIG minimizes the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring customer credit exposure and collateral value and generally requiring additional collateral to be deposited with AIG when necessary.

    (d) Cash:    Cash represents cash on hand and non-interest bearing demand deposits.

    (e) Premiums and other receivables – net:    Premiums and other receivables includes premium balances receivable, amounts due from agents and brokers and insureds, trade receivables for Direct Investment book and Global Capital Markets and other receivables. Trade receivables for Global Capital Markets include cash collateral posted to derivative counterparties that are not eligible to be netted against derivative liabilities. The allowance for doubtful accounts on premiums and other receivables was $484 million and $515 million at December 31, 2011 and 2010, respectively.

    (f) Reinsurance assets – net:    In the ordinary course of business, AIG uses both treaty and facultative reinsurance to minimize its net loss exposure to any single catastrophic loss event or to an accumulation of losses from a number of smaller events. AIG determines the portion of the incurred but not reported (IBNR) loss that will be recoverable under its reinsurance contracts by reference to the terms of the reinsurance protection purchased. This determination is necessarily based on the estimate of IBNR and accordingly, is subject to the same uncertainties as the estimate of IBNR. Reinsurance assets include the balances due from reinsurance and insurance companies under the terms of AIG's reinsurance agreements for paid and unpaid losses and loss expenses, ceded unearned premiums and ceded future policy benefits for life and accident and health insurance contracts and benefits paid and unpaid. Amounts related to paid and unpaid losses and benefits and loss expenses with respect to these reinsurance agreements are substantially collateralized. AIG remains liable to the extent that its reinsurers do not meet their obligation under the reinsurance contracts, and as such, AIG regularly evaluates the financial condition of its reinsurers and monitors concentration of credit risk. The allowance for doubtful accounts on reinsurance assets was $365 million and $492 million at December 31, 2011 and 2010, respectively.

    (g) Deferred policy acquisition costs:    Policy acquisition costs represent those costs, including commissions, premium taxes and other underwriting expenses that vary with and are primarily related to the acquisition of new business.

    Short-duration insurance contracts:    Policy acquisition costs are deferred and amortized over the period in which the related premiums written are earned. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is not anticipated in assessing the recoverability of DAC. AIG assesses the recoverability of its DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded unearned premiums to the sum of expected claims, claims adjustment expenses, unamortized DAC and maintenance costs. If the sum of these costs exceeds the amount of recorded unearned premiums, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Increases in expected claims and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge.

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

218            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AIG uses a "reversion to the mean" methodology, which allows AIG to maintain its long-term assumptions, while also giving consideration to the effect of deviations from these assumptions occurring in the current period. A DAC unlocking is performed when management determines that key assumptions (e.g. market return, surrender rates, etc.) should be modified. The DAC asset is recalculated using the new assumptions. The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry. If estimated gross profits change significantly, DAC is recalculated using the new assumptions. Any resulting adjustment is included in income as an adjustment to DAC. DAC is grouped consistent with the manner in which the insurance contracts are acquired, serviced and measured for profitability and is reviewed for recoverability based on the current and projected future profitability of the underlying insurance contracts.

    The DAC for investment-oriented products is also adjusted for changes in estimated gross profits that result from changes in the net unrealized gains or losses on fixed maturity and equity securities available for sale. Because fixed maturity and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in DAC amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. For long-duration traditional business, if such reinvestment would not be sufficient to recover DAC and meet policyholder obligations an adjustment to DAC and additional future policy benefits for those products is recorded using current best estimates that incorporate a review of assumptions regarding mortality, morbidity, persistency, maintenance expenses and investment returns. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation (depreciation) of investments that is credited or charged directly to Accumulated other comprehensive income (loss).

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

    See (v) Recent Accounting Standards — Future Application of Accounting Standards herein for changes related to deferred acquisition costs in 2012 due to the adoption of a new accounting standard that addresses the accounting for costs associated with acquiring or renewing insurance contracts.

    (h) Derivative assets and derivative liabilities, at fair value:    Interest rate, currency, equity and commodity swaps, credit contracts (including AIGFP's super senior credit default swap portfolio), swaptions, options and forward transactions are accounted for as derivatives recorded on a trade-date basis, and carried at fair value. Unrealized gains and losses are reflected in income, when appropriate. In certain instances, a contract's transaction price is the best indication of initial fair value. Aggregate asset or liability positions are netted on the Consolidated Balance Sheet only to the extent permitted by qualifying master netting arrangements in place with each respective counterparty. Cash collateral posted by AIG with counterparties in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative liability, while cash collateral received by AIG in conjunction with transactions supported by qualifying master netting arrangements is reported as a reduction of the corresponding net derivative asset.

    (i) Other assets:    Other assets consists of, prepaid expenses, including deferred advertising costs, sales inducement assets, deposits, other deferred charges, real estate, other fixed assets, capitalized software costs, goodwill, intangible assets other than goodwill, restricted cash, including net cash proceeds from the AIA initial

AIG 2011 Form 10-K            219

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

public offering in 2010 and, at December 31, 2010, net cash proceeds from the ALICO sale held in escrow pending the Closing and a prepaid commitment fee asset related to the FRBNY Credit Agreement. The prepaid commitment fee asset related to the FRBNY Credit Agreement was amortized as interest expense ratably over the five-year term of the agreement, accelerated for actual pay-downs that reduce the total credit available. The remaining unamortized prepaid commitment fee asset of $3.6 billion at December 31, 2010 was derecognized by AIG through earnings upon the closing of the Recapitalization on January 14, 2011.

    Certain direct response advertising costs are deferred and amortized over the expected future benefit period. When AIG can demonstrate that its customers have responded specifically to direct-response advertising, the primary purpose of which is to elicit sales to customers, and when it can be shown such advertising results in probable future economic benefits, the advertising costs are capitalized. Deferred advertising costs are amortized on a cost-pool-by-cost-pool basis over the expected future economic benefit period and are reviewed regularly for recoverability. Deferred advertising costs totaled $78 million and $200 million at December 31, 2011 and 2010, respectively. The amount of expense amortized into income was $34 million, $40 million and $173 million, for the years ended 2011, 2010 and 2009, respectively.

    AIG offers sales inducements, which include enhanced crediting rates or bonus payments to contract holders (bonus interest) on certain annuity and investment contract products. Sales inducements provided to the contractholder are recognized as part of the liability for policyholders' contract deposits in the Consolidated Balance Sheet. Such amounts are deferred and amortized over the life of the contract using the same methodology and assumptions used to amortize DAC. To qualify for such accounting treatment, the bonus interest must be explicitly identified in the contract at inception, and AIG must demonstrate that such amounts are incremental to amounts AIG credits on similar contracts without bonus interest, and are higher than the contract's expected ongoing crediting rates for periods after the bonus period. The deferred bonus interest and other deferred sales inducement assets totaled $766 million and $856 million at December 31, 2011 and 2010, respectively. The amortization expense associated with these assets is reported within Policyholder benefits and claims incurred in the Consolidated Statement of Operations. Such amortization expense totaled $201 million, $194 million and $215 million for the years ended December 31, 2011, 2010 and 2009, respectively.

    All commodities are recorded at the lower of cost or fair value. The exposure to market risk may be reduced through the use of forwards, futures and option contracts. Lower of cost or fair value reductions in commodity positions and unrealized gains and losses in related derivatives are reflected in Other income.

    See Note 12 herein for a discussion of derivatives.

    The cost of buildings and furniture and equipment is depreciated principally on a straight-line basis over their estimated useful lives (maximum of 40 years for buildings and 10 years for furniture and equipment). Expenditures for maintenance and repairs are charged to income as incurred; expenditures for improvements are capitalized and depreciated. AIG periodically assesses the carrying value of its real estate for purposes of determining any asset impairment. Capitalized software costs, which represent costs directly related to obtaining, developing or upgrading internal use software, are capitalized and amortized using the straight-line method over a period generally not exceeding five years. Real estate, fixed assets and other long-lived assets are assessed for impairment when impairment indicators exist. Accumulated depreciation on real estate and other fixed assets was $3.8 billion and $3.6 billion at December 31, 2011 and 2010, respectively.

    (j) Goodwill:    Goodwill is the excess of the cost of an acquired business over the fair value of the identifiable net assets of the acquired business. Goodwill is tested for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. Substantially all of AIG's goodwill is associated with and allocated to its Chartis segment at December 31, 2011.

220            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The impairment assessment involves a two-step process in which an initial assessment for potential impairment is performed and, if potential impairment is present, the amount of impairment is measured (if any) and recorded. Impairment is tested at the reporting unit level.

    Management initially assesses the potential for impairment by estimating the fair value of each of AIG's reporting units and comparing the estimated fair values with the carrying amounts of those reporting units, including allocated goodwill. The estimate of a reporting unit's fair value may be based on one or a combination of approaches including market-based earnings multiples of the unit's peer companies, discounted expected future cash flows, external appraisals or, in the case of reporting units being considered for sale, third-party indications of fair value, if available. Management considers one or more of these estimates when determining the fair value of a reporting unit to be used in the impairment test.

    If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of a reporting unit exceeds its estimated fair value, goodwill associated with that reporting unit potentially is impaired. The amount of impairment, if any, is measured as the excess of the carrying value of the goodwill over the implied fair value of the goodwill. The implied fair value of the goodwill is measured as the excess of the fair value of the reporting unit over the amounts that would be assigned to the reporting unit's assets and liabilities in a hypothetical business combination. An impairment charge is recognized in earnings to the extent of the excess. Chartis manages its assets on an aggregate basis and does not allocate its assets, other than goodwill, between its operating segments. Therefore, the carrying value of the reporting units was determined by allocating the carrying value of Chartis to those units based upon an internal model.

    During the third quarter of 2011, Chartis finalized its reorganization, operating design and related segment reporting changes. In connection with this reorganization, total goodwill of $1.4 billion was allocated between Commercial Insurance and Consumer Insurance based on their relative fair values as of September 30, 2011. Management tested the allocated goodwill for impairment and determined that the fair values of the Commercial Insurance and Consumer Insurance reporting units exceeded their carrying values at both September 30, 2011 and December 31, 2011 and therefore the goodwill of these reporting units was considered not impaired.

    During 2010, AIG had performed goodwill impairment tests at March 31, June 30 and September 30, in connection with the announced sales of ALICO, AIG Star and AIG Edison and again at December 31, 2010.

    During 2010, AIG determined that the fair value of ALICO was less than its carrying value. Based on the results of the goodwill impairment test, AIG determined that all of the goodwill allocated to ALICO should be impaired and, accordingly, recognized a goodwill impairment charge of $3.3 billion.

    In connection with the announced sale of AIG Star and AIG Edison (the Reporting Unit) in 2010 and management's determination that the Reporting Unit met the held-for-sale criteria, management tested the $1.3 billion of goodwill of the Reporting Unit for impairment. AIG estimated the fair value of the Reporting Unit based on the consideration to be received pursuant to the agreement with Prudential Financial Inc. and determined the fair value to be less than its carrying value. Based on the results of the goodwill impairment test, AIG determined that all of the goodwill allocated to the Reporting Unit should be impaired and, accordingly, recognized a goodwill impairment charge of $1.3 billion in the third quarter of 2010.

    At December 31, 2010, AIG performed its annual goodwill impairment test. Based on the results of the goodwill impairment test, AIG concluded that the remaining goodwill was not impaired.

AIG 2011 Form 10-K            221

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in goodwill by reportable segment:

(in millions)	Chartis	Aircraft Leasing	Other	Total

Balance at December 31, 2009:
Goodwill – gross	$2,480	$-	$7,192	$9,672
Accumulated impairments	(1,196)	-	(2,281)	(3,477)

Net goodwill	1,284	-	4,911	6,195

Increase (decrease) due to:
Acquisition	33	-	-	33
Sales of business units	-	-	(69)	(69)
Other(a)	16	-	(86)	(70)
Goodwill impairment included in discontinued operations	-	-	(4,625)	(4,625)
Dispositions(b)	-	-	(131)	(131)

Balance at December 31, 2010:
Goodwill – gross	$2,529	$-	$2,281	$4,810
Accumulated impairments	(1,196)	-	(2,281)	(3,477)

Net goodwill	$1,333	$-	$-	$1,333

Increase (decrease) due to:
Acquisition	3	15	8	26
Other(a)	14	-	-	14

Balance at December 31, 2011:
Goodwill – gross	$2,546	$15	$2,289	$4,850
Accumulated impairments	(1,196)	-	(2,281)	(3,477)

Net goodwill	$1,350	$15	$8	$1,373

(a)
Includes foreign exchange translation and purchase price adjustments (PPA).

(b)
Reflects the deconsolidation of AIA.

    (k) Separate accounts:    Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. Each account has specific investment objectives, and the assets are carried at fair value. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of AIG. The liabilities for these accounts are equal to the account assets.

    (l) Liability for unpaid claims and claims adjustment expense:    The liability for unpaid claims and claims adjustment expense represents the accumulation of estimates for unpaid reported losses and includes provisions for IBNR losses. Because the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The methods of determining such estimates and establishing resulting reserves are reviewed and updated periodically. If the estimate of reserves is determined to be inadequate or redundant, the increase or decrease is reflected in income. AIG discounts its loss reserves relating to workers' compensation business written by its U.S. domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities.

    (m) Future policy benefits for life and accident and health insurance contracts and policyholder contract deposits:    The liabilities for future policy benefits and policyholder contract deposits are established using assumptions described in Note 13 herein. Future policy benefits for life and accident and health insurance contracts include provisions for future dividends to participating policyholders, accrued in accordance with all applicable regulatory or contractual provisions. Also included in Future policy benefits are liabilities for annuities issued in structured settlement arrangements whereby a claimant has agreed to settle a general insurance claim in

222            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange for fixed payments over a fixed determinable period of time with a life contingency feature. Structured settlement liabilities are presented on a discounted basis because the settled claims are fixed and determinable. Policyholder contract deposits also include AIG's liability for (a) certain guarantee benefits accounted for as embedded derivatives at fair value, (b) annuities issued in a structured settlement arrangement with no life contingency and (c) certain contracts AIG elected to account for at fair value.

    See Note 6 herein for additional fair value information.

    (n) Other policyholder funds:    Other policyholder funds are reported at cost and include any policyholder funds on deposit that encompass premium deposits and similar items.

    (o) Income taxes:    Deferred tax assets and liabilities are recorded for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. AIG assesses its ability to realize deferred tax assets considering all available evidence, including the earnings history, the timing, character and amount of future earnings potential, the reversal of taxable temporary differences and prudent and feasible tax planning strategies available to the legal entities when recognizing deferred tax assets. See Note 22 herein for a further discussion of income taxes.

    (p) Other liabilities:    Other liabilities consist of other funds on deposit, other payables, securities sold under agreements to repurchase and securities and spot commodities sold but not yet purchased. AIG has entered into certain insurance and reinsurance contracts, primarily in its Chartis segment, that do not contain sufficient insurance risk to be accounted for as insurance or reinsurance. Accordingly, the premiums received on such contracts, after deduction for certain related expenses, are recorded as deposits within Other liabilities in the Consolidated Balance Sheet. Net proceeds of these deposits are invested and generate Net investment income. As amounts are paid, consistent with the underlying contracts, the deposit liability is reduced. Also included in Other liabilities are trade payables for the Direct Investment book and AIGFP, which include option premiums received and payables to counterparties that relate to unrealized gains and losses on futures, forwards, and options and balances due to clearing brokers and exchanges. Trade payables for Global Capital Markets include cash collateral received from derivative counterparties that is not contractually nettable against derivative assets.

    Securities and spot commodities sold but not yet purchased represent sales of securities and spot commodities not owned at the time of sale. The obligations arising from such transactions are recorded on a trade-date basis and carried at fair value. Fair values of securities sold but not yet purchased are based on current market prices. Fair values of spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges.

    Liabilities arising from securities sold under agreements to repurchase securities (repurchase agreements) (other than those entered into by AIGFP) are generally treated as collateralized borrowing transactions and are recorded at their contracted repurchase amounts plus accrued interest. Agreements to repurchase securities entered into by AIGFP are carried at fair value based on market-observable interest rates. As of December 31, 2011, the fair value of repurchase agreements accounted for as collateralized borrowing transactions was $563 million.

    When AIG does not obtain cash proceeds sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract (generally less than 90 percent of the security value), AIG accounts for the transaction as a sale of the security and reports the obligation to repurchase the security as a derivative contract that is recognized at fair value through earnings. When securities carried in the available for sale category are sold, AIG records a gain or loss in income. When securities accounted for at fair value are considered sold, no additional gain or loss is recognized.

    The fair value of securities transferred under repurchase agreements accounted for as sales was $2.1 billion and $2.7 billion at December 31, 2011 and December 31, 2010, respectively.

AIG 2011 Form 10-K            223

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of December 31, 2011, the fair value of collateral posted by AIG for repurchase agreements totaled $2.8 billion, of which $2.7 billion could be repledged or resold by the counterparties. The market value of securities to be repurchased is monitored, and additional collateral is posted where appropriate.

    Also included in Other liabilities are obligations under gold leases, which are accounted for as a debt host with an embedded gold derivative which are accounted for under the fair value option.

    (q) Other long-term debt:    AIG's funding consists, in part, of medium and long-term debt. Long-term debt is carried at the principal amount borrowed, net of unamortized discounts or premiums. See Note 15 herein for additional information. Long-term debt also includes liabilities connected to trust preferred stock principally related to outstanding securities issued by SunAmerica Financial Group, Inc. (SAFG, Inc.), a wholly owned subsidiary of AIG (formerly AIG Life Holdings, Inc.). Cash distributions on such preferred stock are accounted for as interest expense.

    (r) Contingent liabilities:    Amounts are accrued for the resolution of claims that have either been asserted or are deemed probable of assertion if, in the opinion of management, it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. In many cases, it is not possible to determine whether a liability has been incurred or to estimate the ultimate or minimum amount of that liability until years after the contingency arises, in which case, no accrual is made until that time. See Note 16 herein for additional information.

    (s) Foreign currency:    Financial statement accounts expressed in foreign currencies are translated into U.S. dollars. Functional currency assets and liabilities are translated into U.S. dollars generally using rates of exchange prevailing at the balance sheet date of each respective subsidiary and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income (loss), net of any related taxes, in Total AIG shareholders' equity. Functional currencies are generally the currencies of the local operating environment. Financial statement accounts expressed in currencies other than the functional currency of a consolidated entity are translated into that entity's functional currency. Income statement accounts expressed in functional currencies are translated using average exchange rates during the period. The adjustments resulting from translation of financial statements of foreign entities operating in highly inflationary economies are recorded in income. Exchange gains and losses resulting from foreign currency transactions are recorded in income.

    (t) Noncontrolling interests:

    Nonvoting, callable, junior preferred interests held by Department of the Treasury and Nonvoting, callable, junior and senior preferred interests held by the FRBNY:    Represent preferred interests in (i) at December 31, 2011, a wholly-owned SPV initially formed to hold the common stock of AIA and (ii) at December 31, 2010, two wholly-owned SPVs initially formed to hold common stock of AIA and ALICO at December 31, 2010. The preferred interests were measured at fair value on their issuance date. AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the FRBNY Credit Facility. The preferred interests initially had a liquidation preference of $25 billion and had a preferred return of five percent per year compounded quarterly through September 22, 2013 and nine percent thereafter. The preferred return is reflected in Income (loss) from continuing operations attributable to noncontrolling interests — Nonvoting, callable, junior and senior preferred interests in the Consolidated Statement of Operations. The difference between the preferred interests' fair value and the initial liquidation preference is being amortized and included in Net income (loss) from continuing operations attributable to noncontrolling interests — Nonvoting, callable, junior and senior preferred interests. These noncontrolling interests, other than the senior preferred interests in the ALICO SPV, which were redeemed in full, were transferred to the Department of the Treasury as part of the January 14, 2011 Recapitalization transactions.

224            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Other noncontrolling interests:    Includes the equity interests of third-party shareholders in AIG's consolidated subsidiaries and includes the preferred shareholders' equity in outstanding preferred stock of ILFC, a wholly owned subsidiary of AIG. Cash distributions on such preferred stock or equity interests are accounted for as interest expense. This preferred stock consists of 1,000 shares of market auction preferred stock (MAPS) in two series (Series A and B) of 500 shares each. Each of the MAPS shares has a liquidation value of $100,000 per share and is not convertible. The dividend rate, other than the initial rate, for each dividend period for each series is reset approximately every seven weeks (49 days) on the basis of orders placed in an auction, provided such auctions are able to occur. At December 31, 2011, there is no ability to conduct such auctions; therefore, the MAPS certificate of determination dictates that a maximum applicable rate, as defined in the certificate of determination, be paid on the MAPS. At December 31, 2011, the dividend rate for each of the Series A and Series B MAPS was 0.25 percent and 0.88 percent respectively.

    (u) Earnings (loss) per share:    Basic earnings or loss per share and diluted loss per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted earnings per share is based on those shares used in basic earnings per share plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits.

    See Note 17 herein for additional earnings (loss) per share disclosures.

    (v) Recent accounting standards:

Future Application of Accounting Standards

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

    In October 2010, the Financial Accounting Standards Board (FASB) issued an accounting standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The standard amends how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred acquisition costs. The standard is effective for interim and annual periods beginning on January 1, 2012 with early adoption permitted. Prospective or retrospective application is also permitted.

    AIG will adopt the standard retrospectively on January 1, 2012. Upon adoption, retrospective application will result in a reduction to opening retained earnings for the earliest period presented and a decrease in the amount of capitalized costs in connection with the acquisition or renewal of insurance contracts because AIG will only defer costs that are incremental and directly related to the successful acquisition of new or renewal business.

    As a result of adopting this standard at January 1, 2012, AIG expects a pre-tax reduction of Deferred policy acquisition costs of approximately $4.9 billion and an after-tax decrease in AIG shareholders' equity of approximately $3.3 billion, which consists of a decrease in Retained earnings of approximately $3.7 billion partially offset by an increase in Accumulated other comprehensive income of $0.4 billion at January 1, 2012. The retrospective adoption will favorably affect Income (loss) from continuing operations before income taxes (benefit) by approximately $149 million, $90 million and $40 million for the years ended December 31, 2011, 2010, and 2009, respectively. The reduction in Deferred policy acquisition costs is primarily due to lower deferrals associated with unsuccessful efforts as well as advertising costs included in Deferred policy acquisition costs that no longer meet the criteria for deferral under the accounting standard.

AIG 2011 Form 10-K            225

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconsideration of Effective Control for Repurchase Agreements

    In April 2011, the FASB issued an accounting standard that amends the criteria used to determine effective control for repurchase agreements and other similar arrangements such as securities lending transactions. The standard modifies the criteria for determining when these transactions would be accounted for as secured borrowings (i.e., financings) instead of sales of the securities.

    The standard removes from the assessment of effective control the requirement that the transferor have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The removal of this requirement makes the level of collateral received by the transferor in a repurchase agreement or similar arrangement irrelevant in determining whether the transaction should be accounted for as a sale. Consequently, more repurchase agreements, securities lending transactions and similar arrangements will be accounted for as secured borrowings.

    The guidance in the standard must be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. Early adoption is prohibited. Under this standard, which AIG adopted on January 1, 2012, $2.1 billion in repurchase agreements will continue to be accounted for as sales unless modifications of these transactions occur subsequent to adoption, which would result in an assessment of whether they should be accounted for as secured borrowings under the standard.

Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS

    In May 2011, the FASB issued an accounting standard that amends certain aspects of the fair value measurement guidance in GAAP, primarily to achieve the FASB's objective of a converged definition of fair value and substantially converged measurement and disclosure guidance with International Financial Reporting Standards (IFRS). Consequently, when the standard becomes effective on January 1, 2012, fair value measurement and disclosure requirements under GAAP and IFRS will be consistent, with certain exceptions including the accounting for day one gains and losses, measuring the fair value of alternative investments using net asset value and certain disclosure requirements.

    The standard's fair value guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recorded at fair value. While many of the amendments are not expected to significantly affect current practice, the guidance clarifies how a principal market is determined, addresses the fair value measurement of financial instruments with offsetting market or counterparty credit risks and the concept of valuation premise (i.e., in-use or in exchange) and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.

    The standard is effective for AIG for interim and annual periods beginning on January 1, 2012. The new disclosure requirements must be applied prospectively. The standard will not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Presentation of Comprehensive Income

    In June 2011, the FASB issued an accounting standard that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. This presentation is effective January 1, 2012 and is required to be applied retrospectively.

226            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Adopted During 2011

Fair Value Measurements and Disclosures

    In January 2010, the FASB issued an accounting standard that requires fair value disclosures about significant transfers between Level 1 and 2 measurement categories and separate presentation of purchases, sales, issuances, and settlements within the rollforward of Level 3 activity. Also, this fair value guidance clarifies the disclosure requirements about the level of disaggregation and valuation techniques and inputs. This guidance became effective for AIG beginning on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements within the rollforward of Level 3 activity, which became effective for AIG beginning on January 1, 2011. See Note 6 herein.

Consolidation of Investments in Separate Accounts

    In April 2010, the FASB issued an accounting standard that clarifies that an insurance company should not combine any investments held in separate account interests with its interest in the same investment held in its general account when assessing the investment for consolidation. Separate accounts represent funds for which investment income and investment gains and losses accrue directly to the policyholders who bear the investment risk. The standard also provides guidance on how an insurer should consolidate an investment fund when the insurer concludes that consolidation of an investment is required and the insurer's interest is through its general account in addition to any separate accounts. The standard became effective for AIG on January 1, 2011. The adoption of this standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring

    In April 2011, the FASB issued an accounting standard that amends the guidance for a creditor's evaluation of whether a restructuring is a troubled debt restructuring and requires additional disclosures about a creditor's troubled debt restructuring activities. The standard clarifies the existing guidance on the two criteria used by creditors to determine whether a modification or restructuring is a troubled debt restructuring: (i) whether the creditor has granted a concession and (ii) whether the debtor is experiencing financial difficulties. The standard became effective for AIG for interim and annual periods beginning on July 1, 2011. AIG applied the guidance in the accounting standard retrospectively for all modifications and restructuring activities that had occurred since January 1, 2011. For receivables that were considered impaired under the guidance, AIG was required to measure the impairment of those receivables prospectively in the first period of adoption. In addition, AIG must provide the disclosures about troubled debt restructuring activities in the period of adoption. The adoption of this standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 8 herein.

Testing Goodwill for Impairment

    In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment. The standard simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two-step goodwill impairment test. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. AIG plans to adopt the standard in conjunction with its goodwill impairment testing performed in 2012. The adoption of the standard is not expected to affect AIG's consolidated financial condition, results of operations or cash flows.

AIG 2011 Form 10-K            227

American International Group, Inc.

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

    The standard was effective for interim and annual periods beginning on January 1, 2010 for AIG. Earlier application was prohibited. The adoption of this standard increased both assets and liabilities by approximately $1.3 billion as a result of consolidating two previously unconsolidated QSPEs. The adoption of this standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Consolidation of Variable Interest Entities

    In June 2009, the FASB issued an accounting standard that amends the guidance addressing consolidation of certain variable interest entities with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect the entity's economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The standard also requires enhanced financial reporting by enterprises involved with variable interest entities.

The following table summarizes the two methods applied by AIG and the amount and classification in the Consolidated Balance Sheet of the assets and liabilities consolidated as a result of the adoption of the standard on January 1, 2010:

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

228            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the excess of amounts previously recorded upon the consolidation of previously unconsolidated VIEs, as a result of the adoption of the standard on January 1, 2010:

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

Accounting for Embedded Credit Derivatives

    In March 2010, the FASB issued an accounting standard that amends the accounting for embedded credit derivative features in structured securities that redistribute credit risk in the form of subordination of one financial instrument to another. The standard clarifies how to determine whether embedded credit derivative features, including those in collateralized debt obligations (CDOs), credit-linked notes (CLNs), synthetic CDOs and CLNs and other synthetic securities (e.g., commercial and residential mortgage-backed securities issued by securitization entities that wrote credit derivatives), are considered to be embedded derivatives that should be analyzed for potential bifurcation and separate accounting or, alternatively, for fair value accounting in connection with the application of the fair value option to the entire hybrid instrument. AIG adopted the standard on July 1, 2010 and recorded a reclassification of $256 million of synthetic securities from Bonds available for sale to Bond trading securities and also reclassified a gain of $68 million from Accumulated other comprehensive income to Accumulated deficit as of July 1, 2010. Upon adoption, AIG accounts for its investments in synthetic securities otherwise requiring bifurcation at fair value, with changes in fair value recognized in earnings. The adoption of this standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Disclosure about the Credit Quality of Financing Receivables

    In July 2010, the FASB issued an accounting standard that requires enhanced disclosures about the credit quality of financing receivables that are not measured at fair value. This guidance requires a greater level of disaggregated information about the credit quality of financing receivables and the related allowance for credit losses. In addition, this guidance requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. The disclosures as of the end of a reporting period became effective for interim and annual reporting periods ended on or after December 15, 2010. The disclosures about activity that occurs during a reporting period became effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued an accounting standard that temporarily deferred the effective date for disclosures on modifications of financing receivables by creditors. In April 2011, the FASB issued an accounting standard that amended the guidance for a creditor's evaluation of whether a restructuring is a troubled debt restructuring. In addition, this guidance requires additional disclosures about a creditor's troubled

AIG 2011 Form 10-K            229

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt restructuring activities in interim and annual periods beginning on July 1, 2011. See Accounting Standards Adopted During 2011 herein for further discussion.

Accounting Standards Adopted During 2009

Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock

    In June 2008, the FASB issued an accounting standard that addresses how to determine whether a financial instrument (or embedded feature) is indexed to an entity's own stock and therefore may not be accounted for as a derivative instrument. AIG adopted the standard on January 1, 2009, which resulted in a $15 million cumulative effect adjustment to opening Accumulated deficit and a $91 million reduction in Additional paid-in capital.

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

    AIG adopted the standard on April 1, 2009 and recorded an after-tax cumulative effect adjustment to increase AIG shareholders' equity by $2.5 billion as of April 1, 2009, consisting of a decrease in Accumulated deficit of $11.8 billion and an increase to Accumulated other comprehensive loss of $9.3 billion, net of tax. The net increase in AIG's shareholders' equity was due to a reversal of a portion of the deferred tax asset valuation allowance for certain previous non-credit impairment charges directly attributable to the change in accounting principle (see Note 22 herein). The cumulative effect adjustment resulted in an increase of approximately $16 billion in the amortized cost of fixed maturity securities, which has the effect of significantly reducing the accretion of investment income over the remaining life of the underlying securities, beginning in the second quarter of 2009. The effect of the reduced investment income will be offset, in part, by a decrease in the amortization of deferred policy acquisition costs (DAC) and sales inducements assets (SIA).

    The standard reduced the level of other-than-temporary impairment charges recorded in earnings for fixed maturity securities due to the following required changes in AIG's accounting policy for other-than-temporary impairments (see Note 7 herein for a more detailed discussion of the changes in policy):

  •
  Impairment charges for non-credit (e.g., severity) losses are no longer recognized;

  •
  The amortized cost basis of credit impaired securities will be written down through a charge to earnings to the present value of expected cash flows, rather than to fair value; and

  •
  For fixed maturity securities that are not deemed to be credit-impaired, AIG is no longer required to assert that it has the intent and ability to hold such securities to recovery to avoid an other-than-temporary impairment charge. Instead, an impairment charge through earnings is required only when AIG has the intent to sell the fixed maturity security or it is more likely than not that AIG will be required to sell the security prior to recovery.

230            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of the change in AIG shareholders' equity at April 1, 2009 due to the adoption of the accounting standard for other-than-temporary impairments:

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

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

    In April 2009 the FASB issued an accounting standard that provides guidance for estimating the fair value of assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. The adoption of the standard on April 1, 2009, did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Measuring Liabilities at Fair Value

    In August 2009, the FASB issued an accounting standard to clarify how the fair value measurement principles should be applied to measuring liabilities carried at fair value. The standard explains how to prioritize market inputs in measuring liabilities at fair value and what adjustments to market inputs are appropriate for debt obligations that are restricted from being transferred to another obligor. The standard was effective beginning October 1, 2009 for AIG. The adoption of the standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows.

Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)

    In September 2009, the FASB issued an accounting standard that permits, as a practical expedient, a company to measure the fair value of an investment that is within the scope of the standard on the basis of the net asset value per share of the investment (or its equivalent) if that value is calculated in accordance with fair value as defined by the FASB. The standard also requires enhanced disclosures. The standard applies to investment companies that do not have readily determinable fair values such as certain hedge funds and private equity funds. The standard was effective for interim and annual periods ended after December 15, 2009. The adoption of the standard did not have a material effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 6 herein for disclosure.

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

AIG 2011 Form 10-K            231

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In order to align financial reporting with changes made during 2011 to the manner in which AIG's chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, the following changes were made to AIG's segment information:

  •
  During the third quarter of 2011, Chartis completed the previously-announced reorganization of its operations and now presents its financial information in two operating segments — Commercial Insurance and Consumer Insurance, as well as a Chartis Other operations category. Prior to the third quarter of 2011, Chartis presented its financial information in two operating segments, Chartis U.S. and Chartis International.

  •
  Aircraft Leasing is now presented as a standalone reportable segment. It was previously reported as a component of the Financial Services reportable segment.

  •
  The derivatives portfolio of AIGFP, previously reported as Capital Markets, a component of the Financial Services reportable segment, is now reported with AIG Markets, Inc. (AIG Markets) as Global Capital Markets in AIG's Other operations.

    Prior periods have been revised to conform to the current period presentation for the above segment changes.

    The reportable segments and their respective operations are as follows:

    Chartis:    AIG's property and casualty operations are conducted through multiple-line companies writing substantially all commercial and consumer lines both domestically and abroad. Chartis offers its products through a diverse, multi-channel distribution network that includes agents, wholesalers, global and local brokers, and direct-to-consumer platforms. Beginning in the third quarter of 2010, Chartis includes the results of Fuji Fire & Marine Insurance Company Limited (Fuji), which writes primarily consumer lines in Japan. See Note 5 herein.

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

    Aircraft Leasing:    AIG's commercial aircraft leasing business is conducted through ILFC.

    Other Operations:    AIG's Other operations include results from:

  •
  Mortgage Guaranty operations;

  •
  Global Capital Markets operations;

  •
  Direct Investment book results;

  •
  Retained Interests, which represents the fair value gains or losses on the AIA ordinary shares retained following the AIA initial public offering, the retained interest in ML III, and, prior to their sale on March 8, 2011, the MetLife securities that were received as consideration from the sale of ALICO;

  •
  Corporate & Other operations (after allocations to AIG's business segments); and

  •
  Divested businesses that did not qualify for discontinued operations accounting.

    Year-end identifiable assets presented in the following tables include assets of businesses held for sale at December 31, 2010 and 2009.

232            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents AIG's operations by reportable segment:

	Reportable Segments
						Consolidation and Eliminations
(in millions)	Chartis	SunAmerica	Aircraft Leasing	Other Operations	Total		Consolidated

2011
Total revenues	$40,702	$15,315	$4,457	$4,079	$64,553	$(316)	$64,237
Other-than-temporary impairment charges(a)	274	977	-	29	1,280	-	1,280
Net (gain) loss on sale of properties and divested businesses	-	-	-	74	74	-	74
Interest expense(b)	7	-	1,427	2,490	3,924	(53)	3,871
Depreciation and amortization	6,831	1,062	1,948	42	9,883	-	9,883
Pre-tax income (loss) from continuing operations	1,698	2,910	(1,005)	(4,699)	(1,096)	31	(1,065)
Capital expenditures	234	75	604	655	1,568	-	1,568
Year-end identifiable assets	178,959	268,835	39,038	186,002	672,834	(117,061)	555,773

2010
Total revenues	$37,196	$14,747	$4,718	$21,405	$78,066	$(540)	$77,526
Other-than-temporary impairment charges(a)	577	1,958	-	504	3,039	-	3,039
Net (gain) loss on sale of properties and divested businesses	(669)	-	-	(17,098)	(17,767)	-	(17,767)
Interest expense(b)	1	-	1,397	6,881	8,279	(298)	7,981
Depreciation and amortization	7,256	899	2,035	1,130	11,320	-	11,320
Pre-tax income (loss) from continuing operations	(116)	2,712	(729)	15,893	17,760	176	17,936
Capital expenditures	213	57	266	620	1,156	-	1,156
Year-end identifiable assets	172,708	260,947	43,158	315,206	792,019	(108,576)	683,443

2009
Total revenues	$35,023	$11,366	$4,992	$25,264	$76,645	$(1,198)	$75,447
Other-than-temporary impairment charges(a)	903	3,821	-	1,972	6,696	-	6,696
Net (gain) loss on sale of properties and divested businesses	-	-	-	1,271	1,271	-	1,271
Interest expense(b)	-	-	1,222	13,305	14,527	(169)	14,358
Depreciation and amortization	7,005	1,140	2,022	1,907	12,074	-	12,074
Pre-tax income (loss) from continuing operations	164	(1,179)	1,385	(14,193)	(13,823)	(484)	(14,307)
Capital expenditures	191	52	2,587	875	3,705	-	3,705
Year-end identifiable assets	154,733	245,607	45,992	495,054	941,386	(93,801)	847,585

(a)
Included in Total revenues presented above.

(b)
Interest expense for Other operations in 2010 and 2009 includes amortization of prepaid commitment fee asset of $3.5 billion and $8.4 billion, respectively.

AIG 2011 Form 10-K            233

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents Chartis operations by operating segment:

(in millions)	Commercial Insurance	Consumer Insurance	Other	Total Chartis

2011
Total revenues	$25,544	$13,678	$1,480	$40,702
Claims and claims adjustment expenses incurred	18,953	8,797	199	27,949
Underwriting expenses	5,847	4,857	268	10,972
Pre-tax income (loss) from continuing operations	744	24	930	1,698

2010
Total revenues	$24,820	$11,260	$1,116	$37,196
Net (gain) loss on sale of properties and divested businesses	-	-	(669)	(669)
Claims and claims adjustment expenses incurred	19,001	6,686	2,180	27,867
Underwriting expenses	5,752	4,171	191	10,114
Pre-tax income (loss) from continuing operations	67	403	(586)	(116)

2009
Total revenues	$26,989	$9,406	$(1,372)	$35,023
Claims and claims adjustment expenses incurred	18,920	5,315	1,127	25,362
Underwriting expenses	5,658	3,690	149	9,497
Pre-tax income (loss) from continuing operations	2,411	401	(2,648)	164

    Chartis manages its assets on an aggregate basis and does not allocate its assets, other than goodwill, between its operating segments. Investment income is allocated to the Commercial Insurance and Consumer Insurance segments based upon an internal capital model. The model estimates investable funds based upon the loss reserves, unearned premiums and a capital allocation for each operating segment. The investment income is calculated based on the estimated investable funds and the duration of the liabilities. Any difference between the calculated investment income and the actual investment income is included in Chartis Other.

234            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents SunAmerica operations by operating segment:

(in millions)	Domestic Life Insurance	Domestic Retirement Services	Total Operating Segments	Consolidation and Eliminations	Total SunAmerica

2011
Total revenues:
Insurance-oriented products	$5,813	$-	$5,813	$-	$5,813
Retirement savings products	2,469	6,006	8,475	-	8,475
Asset management revenues	-	1,027	1,027	-	1,027

Total revenues	8,282	7,033	15,315	-	15,315

Depreciation and amortization	456	606	1,062	-	1,062
Pre-tax income from continuing operations	1,404	1,506	2,910	-	2,910
Capital expenditures	42	33	75	-	75
Year-end identifiable assets	110,694	178,357	289,051	(20,216)	268,835

2010
Total revenues:
Insurance-oriented products	$5,992	$-	$5,992	$-	$5,992
Retirement savings products	2,335	6,150	8,485	-	8,485
Asset management revenues	7	263	270	-	270

Total revenues	8,334	6,413	14,747	-	14,747

Depreciation and amortization	629	270	899	-	899
Pre-tax income from continuing operations	1,394	1,318	2,712	-	2,712
Capital expenditures	28	29	57	-	57
Year-end identifiable assets	105,580	175,755	281,335	(20,388)	260,947

2009
Total revenues:
Insurance-oriented products	$5,349	$-	$5,349	$-	$5,349
Retirement savings products	1,993	3,611	5,604	-	5,604
Asset management revenues	17	396	413	-	413

Total revenues	7,359	4,007	11,366	-	11,366

Depreciation and amortization	534	606	1,140	-	1,140
Pre-tax income (loss) from continuing operations	619	(1,798)	(1,179)	-	(1,179)
Capital expenditures	17	35	52	-	52
Year-end identifiable assets	100,600	165,436	266,036	(20,429)	245,607

    AIG's Aircraft Leasing operations consist of a single operating segment.

    AIG Global Real Estate Investment Corp. and Institutional Asset Management, previously reported as components of the Direct Investment book and Asset Management operations, respectively, are now reported in Corporate & Other.

AIG 2011 Form 10-K            235

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of AIG's Other operations:

(in millions)	Mortgage Guaranty	Global Capital Markets	Direct Investment Book	Retained Interests	Corporate & Other	Divested Businesses	Consolidation and Eliminations	Total Other Operations

2011
Total revenues	$944	$266	$1,004	$486	$1,415	$-	$(36)	$4,079
Net (gain) loss on sale of properties and divested businesses	-	-	-	-	74	-	-	74
Interest expense	-	-	367	-	2,143	-	(20)	2,490
Depreciation and amortization	53	-	(218)	-	207	-	-	42
Pre-tax income (loss) from continuing operations	(73)	(7)	622	486	(5,727)	-	-	(4,699)
Capital expenditures	37	-	-	-	618	-	-	655
Year-end identifiable assets	5,406	12,619	31,162	15,086	98,999	-	22,730	186,002

2010
Total revenues	$1,168	$532	$1,499	$1,819	$2,631	$13,811	$(55)	$21,405
Net (gain) loss on sale of properties and divested businesses	-	-	-	-	(17,098)	-	-	(17,098)
Interest expense	-	3	382	-	6,551	4	(59)	6,881
Depreciation and amortization	77	4	(317)	-	342	1,024	-	1,130
Pre-tax income (loss) from continuing operations	373	193	1,242	1,819	9,637	2,540	89	15,893
Capital expenditures	10	-	-	-	503	107	-	620
Year-end identifiable assets	6,073	31,038	29,291	23,939	91,155	110,070	23,640	315,206

2009
Total revenues	$1,183	$1,109	$1,950	$419	$3,058	$18,481	$(936)	$25,264
Net (gain) loss on sale of properties and divested businesses	-	-	-	-	1,271	-	-	1,271
Interest expense	-	3	425	-	13,267	19	(409)	13,305
Depreciation and amortization	94	13	(162)	-	615	1,347	-	1,907
Pre-tax income (loss) from continuing operations	(1,688)	603	1,506	419	(16,831)	2,159	(361)	(14,193)
Capital expenditures	5	-	-	-	652	218	-	875
Year-end identifiable assets	7,816	34,047	31,948	4,519	84,657	332,128	(61)	495,054

236            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents AIG's operations and long-lived assets by major geographic area:

	Geographic Area
(in millions)	United States	Asia	Other Foreign	Consolidated

2011
Total revenues(a)	$40,234	$8,119	$15,884	$64,237
Real estate and other fixed assets, net of accumulated depreciation	1,330	591	386	2,307
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	35,539	-	-	35,539

2010
Total revenues(a)	$40,993	$20,411	$16,122	$77,526
Real estate and other fixed assets, net of accumulated depreciation	1,896	557	392	2,845
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	38,510	-	-	38,510

2009
Total revenues(a)	$34,986	$23,183	$17,278	$75,447
Real estate and other fixed assets, net of accumulated depreciation	2,328	1,189	625	4,142
Flight equipment primarily under operating leases, net of accumulated depreciation(b)	44,091	-	-	44,091

(a)
Revenues are generally reported according to the geographic location of the reporting unit.

(b)
ILFC derives more than 94 percent of its lease revenue from non-U.S. carriers.

 4. DIVESTED BUSINESSES, DISCONTINUED OPERATIONS AND HELD-FOR-SALE CLASSIFICATION

DIVESTED BUSINESSES

AIA Initial Public Offering

    During the second quarter of 2010, AIG and Prudential plc terminated the AIA purchase agreement they had entered in March 2010 and in accordance with the terms of the purchase agreement, Prudential plc paid AIG a termination fee of $228 million, which is included in Net (gain) loss on sale of properties and divested businesses in the Consolidated Statement of Operations.

    On October 29, 2010, AIG completed an IPO of 8.08 billion ordinary shares of AIA for aggregate gross proceeds of approximately $20.5 billion. Upon completion of the IPO, AIG owned 33 percent of AIA's outstanding shares. Accordingly, AIG deconsolidated AIA and recorded a pre-tax gain of $16.3 billion in 2010. Under the terms of an agreement with the underwriters, AIG is precluded from selling or hedging more than one-half of its remaining shares of AIA until April 18, 2012. Based on AIG's continuing involvement as a result of its 33 percent ownership and board representation, AIA is not being presented as a discontinued operation in the Consolidated Financial Statements at December 31, 2011 and 2010. AIG accounts for its investment in AIA under the fair value option with gains and losses recorded in Net investment income. At December 31, 2011 and 2010, the fair value of AIG's retained interest in AIA was approximately $12.4 billion and approximately $11.1 billion, respectively, and is included in Other invested assets.

DISCONTINUED OPERATIONS

    The results of operations for the following sales are presented as discontinued operations in AIG's Consolidated Statement of Operations.

AIG 2011 Form 10-K            237

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALICO Sale

    On March 7, 2010, AIG and the ALICO SPV entered into a definitive agreement with MetLife for the sale of ALICO by the ALICO SPV to MetLife, and the sale of Delaware American Life Insurance Company by AIG to MetLife, for consideration then valued at approximately $15.5 billion, consisting of $6.8 billion in cash and the remainder in equity securities of MetLife, subject to closing adjustments. The ALICO sale closed on November 1, 2010. AIG does not have any significant continuing involvement with or significant continuing cash flows from ALICO. The fair value of the consideration at closing was approximately $16.2 billion. At December 31, 2010, a total of $6.5 billion was included in common and preferred stock trading.

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

    As part of the Recapitalization, AIG used approximately $6.1 billion of the cash proceeds from the ALICO sale to pay down a portion of the liquidation preference of the SPV Preferred Interests.

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

Nan Shan Sale

    On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan to a Taiwan-based consortium. The transaction was consummated on August 18, 2011 for net proceeds of $2.15 billion in cash. AIG recorded a pre-tax loss of $976 million for the year ended December 31, 2011 largely offsetting Nan Shan operating results for the period, which is reflected in Income (loss) from discontinued operations in the

238            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Operations. The net proceeds from the transaction were used to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests.

    See Note 16 herein for a discussion of guarantees and indemnifications associated with sales of businesses.

    ALICO, Nan Shan, AIG Star and AIG Edison previously were components of the Foreign Life Insurance & Retirement Services reportable segment and AGF previously was a component of the Financial Services reportable segment. Results from discontinued operations for 2011, 2010 and 2009 include the results of Nan Shan, AIG Star and AIG Edison through the date of disposition. Results from discontinued operations for 2010 and 2009 also include the results of ALICO and AGF, which were sold during 2010. The results also include adjustments for guarantees and indemnifications related to these sold businesses.

    Certain other sales completed during 2011, 2010 and 2009 were not classified as discontinued operations because AIG continued to generate significant direct revenue-producing or cost-generating cash flows from the businesses or because associated assets, liabilities and results of operations were not material, individually or in the aggregate, to AIG's consolidated financial position or results of operations.

The following table summarizes income (loss) from discontinued operations:

Years Ended December 31, (in millions)	2011	2010	2009

Revenues:
Premiums	$5,012	$18,296	$18,325
Net investment income	1,632	6,924	7,851
Net realized capital gains (losses)	844	289	(920)
Other income	5	1,607	2,285

Total revenues	7,493	27,116	27,541

Benefits, claims and expenses*	6,361	28,854	25,810
Interest expense allocation	2	75	89

Income (loss) from discontinued operations	1,130	(1,813)	1,642

Gain (loss) on sales	942	1,588	(2,758)

Income (loss) from discontinued operations, before tax expense (benefit)	2,072	(225)	(1,116)

Income tax expense (benefit)	537	1,839	(1,621)

Income (loss) from discontinued operations, net of income tax	$1,535	$(2,064)	$505

*
In 2010, includes goodwill impairment charges of $3.3 billion related to the sale of ALICO and $1.3 billion related to the sale of AIG Star and AIG Edison. See Note 2(j) – Goodwill herein for further discussion.

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

AIG 2011 Form 10-K            239

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HELD-FOR-SALE CLASSIFICATION

    At December 31, 2011, AIG had completed the sales of its remaining assets and liabilities that had been classified as held-for-sale. At December 31, 2010, held-for-sale assets and liabilities consisted of Nan Shan, AIG Star, and AIG Edison, and aircraft that remained to be sold by ILFC under agreements for sale.

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

 5. BUSINESS COMBINATIONS

    On March 31, 2010, AIG, through a Chartis subsidiary, purchased additional voting shares in Fuji, a publicly traded Japanese insurance company with property/casualty insurance operations and a life insurance subsidiary. The acquisition of the additional voting shares for $145 million increased Chartis' total voting ownership interest in Fuji from 41.7 percent to 54.8 percent, which resulted in Chartis obtaining control of Fuji. In connection with the acquisition, AIG recognized a bargain purchase gain of $332 million in the Consolidated Statement of Operations for the year ended December 31, 2010. The bargain purchase gain was primarily attributable to the

240            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depressed market value of Fuji's common stock, which AIG believes was the result of macroeconomic, capital market and regulatory factors in Japan coupled with Fuji's financial condition and results of operations. The acquisition was consistent with Chartis' desire to increase its share in the substantial Japanese insurance market and to achieve cost savings from synergies.

    In March 2011, Chartis completed the acquisition of approximately 305 million shares of Fuji tendered in response to a public offer at an offer price of 146 Yen per share ($1.76 per share) for a purchase price of $538 million. In August 2011, Chartis acquired the remaining outstanding voting shares of Fuji. As a result of these actions, Chartis now owns 100 percent of Fuji.

    The 2011 purchases were accounted for as equity transactions because AIG previously consolidated Fuji due to its controlling interest. Accordingly, the difference between the fair value of the total consideration paid of $560 million and the carrying value of the noncontrolling interest acquired of $489 million was recognized as a reduction of AIG's equity. There was no gain or loss recorded in the Consolidated Statement of Operations for the year ended December 31, 2011.

    On October 7, 2011, AIG through ILFC acquired all of the issued and outstanding shares of capital stock of AeroTurbine for an aggregate cash purchase price of $228 million. AeroTurbine is a provider of certified aircraft engines, aircraft and engine parts and supply chain solutions. This acquisition is expected to further maximize the value of ILFC's aircraft by providing ILFC with in-house part-out and engine leasing capabilities. The acquisition was recorded as a business combination and is not significant to AIG's Consolidated Financial Statements.

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

FAIR VALUE HIERARCHY

    Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are measured and classified for disclosure purposes in accordance with a fair value hierarchy established in U.S. GAAP. The hierarchy consists of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

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

AIG 2011 Form 10-K            241

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  Level 2:    Fair value measurements based on inputs other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include certain government and agency securities, most investment-grade and high-yield corporate bonds, certain residential mortgage-backed securities (RMBS), certain commercial mortgage-backed securities (CMBS) and certain collateralized debt obligations/asset backed securities (CDO/ABS), certain listed equities, state, municipal and provincial obligations, hybrid securities, certain securities purchased (sold) under agreements to resell (repurchase), certain mutual fund and hedge fund investments, certain interest rate, currency and commodity derivative contracts, guaranteed investment agreements (GIAs) for the Direct Investment book and other long-term debt.

  •
  Level 3:    Fair value measurements based on valuation techniques that use significant inputs that are unobservable. Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3. The circumstances for using these measurements include those in which there is little, if any, market activity for the asset or liability. Therefore, AIG must make certain assumptions as to the inputs a hypothetical market participant would use to value that asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. AIG's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment. In making the assessment, AIG considers factors specific to the asset or liability. Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain RMBS, CMBS and CDO/ABS, certain corporate debt securities, certain municipal and sovereign debt securities, certain derivative contracts (including the AIGFP super senior credit default swap portfolio), certain hedge fund investments, private equity and real estate fund investments, direct private equity investments and policyholder contract deposits carried at fair value. AIG's non-financial instrument assets that are measured at fair value on a non-recurring basis generally are classified as Level 3.

    The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the levels noted above, and it is the observability of the inputs used that determines the appropriate level in the fair value hierarchy for the respective asset or liability.

VALUATION METHODOLOGIES OF FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE

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

242            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fixed Maturity Securities – Trading and Available for Sale

    Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure fixed maturity securities at fair value in its trading and available for sale portfolios. Market price data is generally obtained from dealer markets.

    Management is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions. AIG employs independent third-party valuation service providers to gather, analyze, and interpret market information in order to derive fair value estimates for individual investments, based upon market-accepted methodologies and assumptions. The methodologies used by these independent third-party valuation services are reviewed and understood by AIG management, via periodic discussion with and information provided by the valuation services. In addition, as discussed further below, control processes are applied to the fair values received from third-party valuation services to ensure the accuracy of these values.

    Valuation service providers typically obtain data about market transactions and other key valuation model inputs from multiple sources and, through the use of widely accepted valuation methodologies, which may utilize matrix pricing, financial models, accompanying model inputs and various assumptions, provide a single fair value measurement for individual securities. The inputs used by the valuation service providers include, but are not limited to, market prices from completed transactions for identical securities and transactions for comparable securities, benchmark yields, interest rate yield curves, credit spreads, currency rates, quoted prices for similar securities and other market-observable information, as applicable. If fair value is determined using financial models, these models generally take into account, among other things, market observable information as of the measurement date as well as the specific attributes of the security being valued, including its term, interest rate,

AIG 2011 Form 10-K            243

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit rating, industry sector, and when applicable, collateral quality and other security or issuer-specific information. When market transactions or other market observable data is limited, the extent to which judgment is applied in determining fair value is greatly increased.

    AIG has control processes designed to ensure that the fair values received from third party valuation services are accurately recorded, that their data inputs and valuation techniques are appropriate and consistently applied and that the assumptions used appear reasonable and consistent with the objective of determining fair value. AIG assesses the reasonableness of individual security values received from valuation service providers through various analytical techniques, and has procedures to escalate related questions internally and to the third party valuation services for resolution. In order to assess the degree of pricing consensus among various valuation services for specific asset types, AIG has conducted comparisons of prices received from available sources. Management has used these comparisons to establish a hierarchy for the fair values received from third party valuation services to be used for particular security classes. AIG also validates prices for selected securities through reviews by members of management who have relevant expertise and who are independent of those charged with executing investing transactions.

    When AIG's third-party valuation service providers are unable to obtain sufficient market observable information upon which to estimate the fair value for a particular security, fair value is determined either by requesting brokers who are knowledgeable about these securities to provide a price quote, which is generally non-binding, or by employing widely accepted valuation models. Fair values provided by brokers are subject to similar control processes to those noted above for fair values from third party valuation services, including management reviews. Fair values determined internally are also subject to management review in order to ensure that valuation models and related inputs are reasonable.

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

Fixed Maturity Securities issued by Corporate Entities

    For most debt securities issued by corporate entities, AIG obtains fair value information from independent third-party valuation service providers. For certain corporate debt securities, AIG obtains fair value information from brokers. For those corporate debt instruments (for example, private placements) that are not traded in active markets or that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and non-transferability, and such adjustments generally are based on available market evidence. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of publicly-traded debt of the issuer or other comparable securities, adjusted for illiquidity and structure.

RMBS, CMBS, CDOs and other ABS

    Independent third-party valuation service providers also provide fair value information for the majority of AIG investments in RMBS, CMBS, CDOs and other ABS. Where pricing is not available from valuation service providers, AIG obtains fair value information from brokers. Broker prices may be based on an income approach,

244            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Maiden Lane Interests

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

    AIG expects to receive repayment of its initial investment as well as incremental undiscounted cash flows and accrued interest on the Maiden Lane Interests after repayment of the first priority obligations owed to the FRBNY. On February 8, 2012, the FRBNY announced that the proceeds from the most recent sale of ML II assets would enable the repayment of the entire remaining outstanding balance of the senior loan from the FRBNY to ML II. AIG therefore, expects to begin receiving repayment of its $1 billion initial investment in ML II, plus accrued interest, commencing in 2012. Any proceeds in excess of AIG's principal and interest will be allocated five-sixths to the FRBNY and one-sixth to AIG. Under the terms of the Master Transaction Agreement dated December 8, 2010, among AIG Parent, AM Holdings LLC (formerly known as ALICO Holdings LLC), AIA Aurora LLC, the FRBNY, the Department of the Treasury, and the Trust, all payments received by AIG from ML II will be required to be used to pay down the liquidation preference of the AIA SPV Preferred Interests. The fair value of AIG's interest in ML II is most affected by the liquidation proceeds realized by the FRBNY from the sale of the collateral securities. A 10 percent change in the liquidation proceeds realized by the FRBNY would result in a change of approximately $152 million in the fair value of the ML II interest. The fair value of AIG's interest in ML III is most affected by changes in the discount rates and changes in the estimated future collateral cash flows used in the valuation. Changes in estimated future cash flows for ML III would be the

AIG 2011 Form 10-K            245

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ended December 31, 2011 (in millions)	Maiden Lane III Fair Value Change

Discount Rates:
200 basis point increase	$(585)
200 basis point decrease	668
400 basis point increase	(1,101)
400 basis point decrease	1,433

Estimated Future Cash Flows:
10% increase	658
10% decrease	(664)
20% increase	1,309
20% decrease	(1,338)

    If the FRBNY were to announce a plan to liquidate the assets of ML III at their estimated fair values, similar to their disclosed plan for ML II, the impact of the change in AIG's assumptions would be an increase in the fair value of AIG's interest in ML III by approximately $685 million at December 31, 2011.

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

Equity Securities Traded in Active Markets – Trading and Available for Sale

    Whenever available, AIG obtains quoted prices in active markets for identical assets at the balance sheet date to measure at fair value marketable equity securities in its trading and available for sale portfolios or in Other invested assets. Market price data is generally obtained from exchange or dealer markets.

Mortgage and Other Loans Receivable

    AIG estimates the fair value of mortgage and other loans receivable that are measured at fair value by using dealer quotations, discounted cash flow analyses and/or internal valuation models. The determination of fair value considers inputs such as interest rate, maturity, the borrower's creditworthiness, collateral, subordination, guarantees, past-due status, yield curves, credit curves, prepayment rates, market pricing for comparable loans and other relevant factors.

Other Invested Assets

    AIG initially estimates the fair value of investments in certain hedge funds, private equity funds and other investment partnerships by reference to the transaction price. Subsequently, AIG generally obtains the fair value

246            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of these investments from net asset value information provided by the general partner or manager of the investments, the financial statements of which are generally audited annually. AIG considers observable market data and performs certain control procedures to validate the appropriateness of using the net asset value as a fair value measurement. The fair values of other investments carried at fair value, such as direct private equity holdings, are initially determined based on transaction price and are subsequently estimated based on available evidence such as market transactions in similar instruments and other financing transactions of the issuer, with adjustments made to reflect illiquidity as appropriate.

Short-term Investments

    For short-term investments that are measured at fair value, the carrying values of these assets approximate fair values because of the relatively short period of time between origination and expected realization, and their limited exposure to credit risk.

Securities Purchased Under Agreements to Resell

    Securities purchased under agreements to resell are generally treated as collateralized receivables. AIG reports certain receivables arising from securities purchased under agreements to resell in Short-term investments in the Consolidated Balance Sheet. AIG uses market-observable interest rates for receivables measured at fair value. This methodology considers such factors as the coupon rate, yield curves and other relevant factors.

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

AIG 2011 Form 10-K            247

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Embedded Policy Derivatives

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

    With respect to embedded policy derivatives in AIG's variable annuity contracts, because of the dynamic and complex nature of the expected cash flows, risk neutral valuations are used. Estimating the underlying cash flows for these products involves many estimates and judgments, including those regarding expected market rates of return, market volatility, correlations of market index returns to funds, fund performance, discount rates and policyholder behavior. With respect to embedded policy derivatives in AIG's equity-indexed annuity and life contracts, option pricing models are used to estimate fair value, taking into account assumptions for future equity index growth rates, volatility of the equity index, future interest rates, and determinations on adjusting the participation rate and the cap on equity-indexed credited rates in light of market conditions and policyholder behavior assumptions. These methodologies incorporate an explicit risk margin to take into consideration market participant estimates of projected cash flows and policyholder behavior.

    AIG also incorporates its own risk of non-performance in the valuation of the embedded policy derivatives associated with variable annuity and equity- indexed annuity and life contracts. Historically, the expected cash flows were discounted using the interest rate swap curve (swap curve), which is commonly viewed as being consistent with the credit spreads for highly-rated financial institutions (S&P AA-rated or above). A swap curve shows the fixed-rate leg of a non-complex swap against the floating rate (e.g. LIBOR) leg of a related tenor. The swap curve was adjusted, as necessary, for anomalies between the swap curve and the U.S. Treasury yield curve. During the fourth quarter of 2010, AIG revised the non-performance risk adjustment to reflect a market participant's view of SunAmerica's claims paying ability. As a result, in 2010, AIG incorporated an additional spread to the swap curve used to value embedded policy derivatives, thereby reducing the fair value of the embedded derivative liabilities by $336 million, which is partially offset by $173 million of DAC amortization.

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

248            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Prices for the individual securities held by a CDO are obtained in most cases from the CDO collateral managers, to the extent available. CDO collateral managers provided market prices for 61.7 percent of the underlying securities used in the valuation at December 31, 2011. When a price for an individual security is not provided by a CDO collateral manager, AIG derives the price through a pricing matrix using prices from CDO collateral managers for similar securities. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the relationship of the security to other benchmark quoted securities. Substantially all of the CDO collateral managers who provided prices used dealer prices for all or part of the underlying securities, in some cases supplemented by third-party pricing services.

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

AIG 2011 Form 10-K            249

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

250            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-structured and structured liabilities to reflect AIG's own creditworthiness based on observable credit spreads of AIG.

Other Liabilities

    Other liabilities measured at fair value include certain securities sold under agreements to repurchase and certain securities and spot commodities sold but not yet purchased. Liabilities arising from securities sold under agreements to repurchase are generally treated as collateralized borrowings. AIG estimates the fair value of liabilities arising under these agreements by using market-observable interest rates. This methodology considers such factors as the coupon rate, yield curves and other relevant factors. Fair values for securities sold but not yet purchased are based on current market prices. Fair values of spot commodities sold but not yet purchased are based on current market prices of reference spot futures contracts traded on exchanges.

AIG 2011 Form 10-K            251

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$174	$5,904	$-	$-	$-	$6,078
Obligations of states, municipalities and political subdivisions	-	36,538	960	-	-	37,498
Non-U.S. governments	259	25,467	9	-	-	25,735
Corporate debt	-	142,883	1,935	-	-	144,818
RMBS	-	23,727	10,877	-	-	34,604
CMBS	-	3,991	3,955	-	-	7,946
CDO/ABS	-	3,082	4,220	-	-	7,302

Total bonds available for sale	433	241,592	21,956	-	-	263,981

Bond trading securities:
U.S. government and government sponsored entities	100	7,404	-	-	-	7,504
Obligations of states, municipalities and political subdivisions	-	257	-	-	-	257
Non-U.S. governments	-	35	-	-	-	35
Corporate debt	-	809	7	-	-	816
RMBS	-	1,345	303	-	-	1,648
CMBS	-	1,283	554	-	-	1,837
CDO/ABS	-	3,835	8,432	-	-	12,267

Total bond trading securities	100	14,968	9,296	-	-	24,364

Equity securities available for sale:
Common stock	3,294	70	57	-	-	3,421
Preferred stock	-	44	99	-	-	143
Mutual funds	55	5	-	-	-	60

Total equity securities available for sale	3,349	119	156	-	-	3,624

Equity securities trading	43	82	-	-	-	125
Mortgage and other loans receivable	-	106	1	-	-	107
Other invested assets(c)	12,549	1,709	6,618	-	-	20,876
Derivative assets:
Interest rate contracts	2	7,251	1,033	-	-	8,286
Foreign exchange contracts	-	143	2	-	-	145
Equity contracts	92	133	38	-	-	263
Commodity contracts	-	134	2	-	-	136
Credit contracts	-	-	89	-	-	89
Other contracts	29	462	250	-	-	741
Counterparty netting and cash collateral	-	-	-	(3,660)	(1,501)	(5,161)

Total derivative assets	123	8,123	1,414	(3,660)	(1,501)	4,499

Short-term investments(d)	2,309	3,604	-	-	-	5,913
Separate account assets	48,502	2,886	-	-	-	51,388

Total	$67,408	$273,189	$39,441	$(3,660)	$(1,501)	$374,877

Liabilities:
Policyholder contract deposits	$-	$-	$918	$-	$-	$918
Derivative liabilities:
Interest rate contracts	-	6,661	248	-	-	6,909
Foreign exchange contracts	-	178	-	-	-	178
Equity contracts	-	198	10	-	-	208
Commodity contracts	-	146	-	-	-	146
Credit contracts(e)	-	4	3,362	-	-	3,366
Other contracts	-	155	217	-	-	372
Counterparty netting and cash collateral	-	-	-	(3,660)	(2,786)	(6,446)

Total derivative liabilities	-	7,342	3,837	(3,660)	(2,786)	4,733

Other long-term debt(f)	-	10,258	508	-	-	10,766
Other liabilities(g)	193	714	-	-	-	907

Total	$193	$18,314	$5,263	$(3,660)	$(2,786)	$17,324

252            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$142	$7,208	$-	$-	$-	$7,350
Obligations of states, municipalities and political subdivisions	4	46,007	609	-	-	46,620
Non-U.S. governments	719	16,084	5	-	-	16,808
Corporate debt	8	122,624	2,262	-	-	124,894
RMBS	-	13,441	6,367	-	-	19,808
CMBS	-	2,807	3,604	-	-	6,411
CDO/ABS	-	2,170	4,241	-	-	6,411

Total bonds available for sale	873	210,341	17,088	-	-	228,302

Bond trading securities:
U.S. government and government sponsored entities	339	6,563	-	-	-	6,902
Obligations of states, municipalities and political subdivisions	-	316	-	-	-	316
Non-U.S. governments	-	125	-	-	-	125
Corporate debt	-	912	-	-	-	912
RMBS	-	1,837	91	-	-	1,928
CMBS	-	1,572	506	-	-	2,078
CDO/ABS	-	4,490	9,431	-	-	13,921

Total bond trading securities	339	15,815	10,028	-	-	26,182

Equity securities available for sale:
Common stock	3,577	61	61	-	-	3,699
Preferred stock	-	423	64	-	-	487
Mutual funds	316	79	-	-	-	395

Total equity securities available for sale	3,893	563	125	-	-	4,581

Equity securities trading	6,545	106	1	-	-	6,652
Mortgage and other loans receivable	-	143	-	-	-	143
Other invested assets(c)	12,281	1,661	7,414	-	-	21,356
Derivative assets:
Interest rate contracts	1	13,146	1,057	-	-	14,204
Foreign exchange contracts	14	172	16	-	-	202
Equity contracts	61	233	65	-	-	359
Commodity contracts	-	69	23	-	-	92
Credit contracts	-	2	377	-	-	379
Other contracts	8	923	144	-	-	1,075
Counterparty netting and cash collateral	-	-	-	(6,298)	(4,096)	(10,394)

Total derivative assets	84	14,545	1,682	(6,298)	(4,096)	5,917

Short-term investments(d)	5,401	18,459	-	-	-	23,860
Separate account assets	51,607	2,825	-	-	-	54,432
Other assets	-	14	-	-	-	14

Total	$81,023	$264,472	$36,338	$(6,298)	$(4,096)	$371,439

AIG 2011 Form 10-K            253

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Liabilities:
Policyholder contract deposits	$-	$-	$445	$-	$-	$445
Derivative liabilities:
Interest rate contracts	-	9,387	325	-	-	9,712
Foreign exchange contracts	14	324	-	-	-	338
Equity contracts	-	286	43	-	-	329
Commodity contracts	-	68	-	-	-	68
Credit contracts(e)	-	5	4,175	-	-	4,180
Other contracts	-	52	256	-	-	308
Counterparty netting and cash collateral	-	-	-	(6,298)	(2,902)	(9,200)

Total derivative liabilities	14	10,122	4,799	(6,298)	(2,902)	5,735

Other long-term debt(f)	-	11,161	982	-	-	12,143
Other liabilities(g)	391	2,228	-	-	-	2,619

Total	$405	$23,511	$6,226	$(6,298)	$(2,902)	$20,942

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.8 billion and $100 million, respectively, at December 31, 2011 and $1.4 billion and $109 million, respectively, at December 31, 2010.

(c)
Included in Level 1 are $12.4 billion and $11.1 billion at December 31, 2011 and December 31, 2010, respectively, of AIA shares publicly traded on the Hong Kong Stock Exchange. Approximately 3 percent and 5 percent of the fair value of the assets recorded as Level 3 relates to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at December 31, 2011 and December 31, 2010, respectively. AIG's ownership in these funds represented 57.3 percent, or $0.7 billion, of Level 3 assets at December 31, 2011 and 68.6 percent, or $1.3 billion, of Level 3 assets at December 31, 2010.

(d)
Included in Level 2 is the fair value of $0.1 billion and $1.6 billion at December 31, 2011 and December 31, 2010, respectively, of securities purchased under agreements to resell.

(e)
Included in Level 3 is the fair value derivative liability of $3.2 billion and $3.7 billion at December 31, 2011 and December 31, 2010, respectively, on the AIGFP super senior credit default swap portfolio.

(f)
Includes GIAs, notes, bonds, loans and mortgages payable.

(g)
Included in Level 2 is the fair value of $0.6 billion, $144 million and $6 million at December 31, 2011 of securities sold under agreements to repurchase, securities and spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, respectively. Included in Level 2 is the fair value of $2.1 billion, $94 million and $15 million at December 31, 2010 of securities sold under agreements to repurchase, securities and spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, respectively.

 TRANSFERS OF LEVEL 1 AND LEVEL 2 ASSETS AND LIABILITIES

    AIG's policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. During the year ended December 31, 2011, AIG transferred certain assets from Level 1 to Level 2, including approximately $1.2 billion of investments in securities issued by the U.S. government that are no longer actively traded and approximately $1.2 billion of investments in securities issued by Non-U.S. governments. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. AIG had no significant transfers from Level 2 to Level 1 during the twelve months ended December 31, 2011.

254            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS

The following tables present changes during 2011 and 2010 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations, during 2011 and 2010 related to the Level 3 assets and liabilities that remained in the Consolidated Balance Sheet at December 31, 2011 and 2010:

(in millions)	Fair value Beginning of Year(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year

December 31, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$609	$2	$112	$296	$17	$(76)	$960	$-
Non-U.S. governments	5	-	-	5	-	(1)	9	-
Corporate debt	2,262	11	(25)	171	2,480	(2,964)	1,935	-
RMBS	6,367	(50)	288	3,232	1,093	(53)	10,877	-
CMBS	3,604	(100)	239	207	134	(129)	3,955	-
CDO/ABS	4,241	73	142	(432)	852	(656)	4,220	-

Total bonds available for sale	17,088	(64)	756	3,479	4,576	(3,879)	21,956	-

Bond trading securities:
Corporate debt	-	-	-	(11)	18	-	7	1
RMBS	91	(27)	-	239	-	-	303	(28)
CMBS	506	92	-	(95)	292	(241)	554	87
CDO/ABS	9,431	(660)	-	(323)	48	(64)	8,432	(677	)(b)

Total bond trading securities	10,028	(595)	-	(190)	358	(305)	9,296	(617)

Equity securities available for sale:
Common stock	61	28	(4)	(40)	18	(6)	57	-
Preferred stock	64	(1)	32	(1)	5	-	99	-
Mutual funds	-	-	-	(6)	6	-	-	-

Total equity securities available for sale	125	27	28	(47)	29	(6)	156	-

Equity securities trading	1	-	-	(1)	-	-	-	-
Mortgage and other loans receivable	-	-	-	1	-	-	1	-
Other invested assets	7,414	(10)	139	(739)	251	(437)	6,618	2

Total	$34,656	$(642)	$923	$2,503	$5,214	$(4,627)	$38,027	$(615)

Liabilities:
Policyholder contract deposits	$(445)	$(429)	$-	$(44)	$-	$-	$(918)	$508
Derivative liabilities, net:
Interest rate contracts	732	46	-	(2)	30	(21)	785	(90)
Foreign exchange contracts	16	(11)	-	(5)	2	-	2	1
Equity contracts	22	(16)	-	41	(7)	(12)	28	(15)
Commodity contracts	23	1	-	(22)	-	-	2	(1)
Credit contracts	(3,798)	332	-	193	-	-	(3,273)	493
Other contracts	(112)	(14)	(51)	74	(30)	166	33	(98)

Total derivative liabilities, net	(3,117)	338	(51)	279	(5)	133	(2,423)	290

Other long-term debt(c)	(982)	(60)	-	555	(21)	-	(508)	(135)

Total	$(4,544)	$(151)	$(51)	$790	$(26)	$133	$(3,849)	$663

AIG 2011 Form 10-K            255

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Fair value Beginning of Year(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income	Purchases, Sales, Issuances and Settlements, Net	Net Transfers	Activity of Discontinued Operations	Fair value End of Year	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Year

December 31, 2010
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$613	$(59)	$5	$(121)	$171	$-	$609	$-
Non-U.S. governments	753	-	3	29	(39)	(741)	5	-
Corporate debt	4,791	(44)	122	(322)	(1,813)	(472)	2,262	-
RMBS	6,654	(700)	1,847	(2,497)	1,106	(43)	6,367	-
CMBS	4,939	(801)	2,055	(668)	146	(2,067)	3,604	-
CDO/ABS	4,724	110	605	(667)	(19)	(512)	4,241	-

Total bonds available for sale	22,474	(1,494)	4,637	(4,246)	(448)	(3,835)	17,088	-

Bond trading securities:
U.S. government and government sponsored entities	16	-	-	-	-	(16)	-	-
Non-U.S. governments	56	-	-	(32)	(11)	(13)	-	-
Corporate debt	121	(3)	-	(7)	-	(111)	-	(6)
RMBS	4	(24)	-	(7)	118	-	91	(19)
CMBS	325	50	-	19	210	(98)	506	146
CDO/ABS	6,865	2,876	-	(144)	4	(170)	9,431	1,407 (b)

Total bond trading securities	7,387	2,899	-	(171)	321	(408)	10,028	1,528

Equity securities available for sale:
Common stock	35	(2)	38	4	(5)	(9)	61	-
Preferred stock	54	(5)	6	8	1	-	64	-
Mutual funds	6	-	3	11	(2)	(18)	-	-

Total equity securities available for sale	95	(7)	47	23	(6)	(27)	125	-

Equity securities trading	8	-	-	1	-	(8)	1	-
Other invested assets	6,910	355	149	(1,075)	1,474	(399)	7,414	(516)
Other assets	270	-	-	(270)	-	-	-	-
Separate account assets	1	-	-	-	-	(1)	-	-

Total	$37,145	$1,753	$4,833	$(5,738)	$1,341	$(4,678)	$34,656	$1,012

Liabilities:
Policyholder contract deposits	$(5,214)	$175	$-	$(544)	$-	$5,138	$(445)	$(609)
Derivative liabilities, net:
Interest rate contracts	(1,469)	(20)	-	1,230	991	-	732	(61)
Foreign exchange contracts	29	7	-	(2)	-	(18)	16	9
Equity contracts	74	(27)	-	(44)	20	(1)	22	(4)
Commodity contracts	22	3	-	(2)	-	-	23	3
Credit contracts	(4,545)	880	-	(131)	(2)	-	(3,798)	993
Other contracts	(176)	(61)	-	69	49	7	(112)	(86)

Total derivatives liabilities, net	(6,065)	782	-	1,120	1,058	(12)	(3,117)	854

Other long-term debt(c)	(881)	(237)	-	743	(607)	-	(982)	(275)

Total	$(12,160)	$720	$-	$1,319	$451	$5,126	$(4,544)	$(30)

(a)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)
In 2011, AIG made revisions to the presentation to include income from ML III. The prior periods have been revised to conform to the current period presentation.

(c)
Includes GIAs, notes, bonds, loans and mortgages payable.

256            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Operations as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Policyholder Benefits and Claims Incurred	Total

December 31, 2011
Bonds available for sale	$638	$(717)	$15	$-	$(64)
Bond trading securities	(634)	4	35	-	(595)
Equity securities available for sale	-	27	-	-	27
Other invested assets	23	(84)	51	-	(10)
Policyholder contract deposits	-	(499)	70	-	(429)
Derivative liabilities, net	2	13	323	-	338
Other long-term debt	-	-	(60)	-	(60)

December 31, 2010
Bonds available for sale	$321	$(1,832)	$17	$-	$(1,494)
Bond trading securities	2,282	39	578	-	2,899
Equity securities available for sale	-	(7)	-	-	(7)
Other invested assets	581	(271)	45	-	355
Policyholder contract deposits	-	419	76	(320)	175
Derivative liabilities, net	-	260	522	-	782
Other long-term debt	-	-	(237)	-	(237)

AIG 2011 Form 10-K            257

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross components of purchases, sales, issuances and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issuances and Settlements, Net(a)

December 31, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$305	$(4)	$(5)	$296
Non-U.S. governments	4	(2)	3	5
Corporate debt	497	(27)	(299)	171
RMBS	4,932	(205)	(1,495)	3,232
CMBS	470	(34)	(229)	207
CDO/ABS	1,067	(1)	(1,498)	(432)

Total bonds available for sale	7,275	(273)	(3,523)	3,479

Bond trading securities:
Corporate debt	-	-	(11)	(11)
RMBS	305	(1)	(65)	239
CMBS	221	(207)	(109)	(95)
CDO/ABS	331	(304)	(350)	(323)

Total bond trading securities	857	(512)	(535)	(190)

Equity securities available for sale:
Common stock	-	(31)	(9)	(40)
Preferred stock	-	-	(1)	(1)
Mutual funds	-	-	(6)	(6)

Total equity securities available for sale	-	(31)	(16)	(47)

Equity securities trading	-	-	(1)	(1)
Mortgage and other loans receivable	-	-	1	1
Other invested assets	718	(296)	(1,161)	(739)

Total assets	$8,850	$(1,112)	$(5,235)	$2,503

Liabilities:
Policyholder contract deposits	$-	$(70)	$26	$(44)
Derivative liabilities, net:
Interest rate contracts	-	-	(2)	(2)
Foreign exchange contracts	-	-	(5)	(5)
Equity contracts	43	-	(2)	41
Commodity contracts	-	-	(22)	(22)
Credit contracts	-	-	193	193
Other contracts	-	-	74	74

Total derivative liabilities, net	43	-	236	279

Other long-term debt(b)	-	-	555	555

Total liabilities	$43	$(70)	$817	$790

(a)
There were no issuances during year ended December 31, 2011.

(b)
Includes GIAs, notes, bonds, loans and mortgages payable.

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at December 31, 2011 and 2010 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

258            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $68 million of net losses related to assets and liabilities transferred into Level 3 during 2011, and includes $45 million of net gains related to assets and liabilities transferred out of Level 3 during 2011.

Transfers of Level 3 Assets

    During the year ended December 31, 2011, transfers into Level 3 included certain RMBS, CMBS, ABS, private placement corporate debt and certain private equity funds and hedge funds. The transfers into Level 3 of investments in certain RMBS, CMBS and certain ABS were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. The downward credit migration in part reflected AIG's move to using composite credit ratings for these securities commencing in 2011, in order to reduce reliance on any single rating agency. Transfers into Level 3 for private placement corporate debt and certain other ABS were primarily the result of AIG adjusting matrix pricing information downward to better reflect the additional risk premium associated with those securities that AIG believes was not captured in the matrix. Certain private equity funds and hedge funds were transferred into Level 3 due to these investments being carried at fair value and no longer being accounted for using the equity method of accounting, consistent with the changes to AIG's ownership and lack of ability to exercise significant influence over the respective investments. Other private equity funds and hedge funds transferred into Level 3 represented interests in hedge funds carried at fair value with limited market activity due to fund-imposed redemption restrictions.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable or when a long-term interest rate significant to a valuation becomes short-term and thus observable. In addition, transfers out of Level 3 also occur when investments are no longer carried at fair value as the result of a change in the applicable accounting methodology, given changes in the nature and extent of AIG's ownership interest. During the year ended December 31, 2011, transfers out of Level 3 primarily related to investments in private placement corporate debt, investments in certain CMBS and ABS and certain private equity funds and hedge funds. Transfers out of Level 3 for private placement corporate debt and for certain ABS were primarily the result of AIG using observable pricing information or a third party pricing quotation that appropriately reflects the fair value of those securities, without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Transfers out of Level 3 for certain CMBS and certain other ABS investments were primarily due to increased observations of market transactions and price information for those securities. Certain private equity funds and hedge funds were transferred out of Level 3 due to these investments no longer being carried at fair value, based on AIG's use of the equity method of accounting consistent with the changes to AIG's ownership and ability to exercise significant influence over the respective investments.

AIG 2011 Form 10-K            259

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers of Level 3 Liabilities

    During the year ended December 31, 2011, there were no significant transfers into Level 3 liabilities. As AIG presents carrying values of its derivative positions on a net basis in the table above, transfers out of Level 3 liabilities, which totaled approximately $133 million for the year ended December 31, 2011, primarily related to certain derivative assets transferred into Level 3 because of the lack of observable inputs on certain forward commitments. Other transfers out of Level 3 liabilities were due to movement in market variables.

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

		December 31, 2011		December 31, 2010
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,185	$945	$3,137	$1,151
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies	165	57	172	67
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	316	39	325	42
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	182	42	258	67
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies	252	98	373	147

Total private equity funds		4,100	1,181	4,265	1,474

260            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2011		December 31, 2010
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value		Unfunded Commitments

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	774	2	1,310		2
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	927	-	1,038		-
Relative value	Funds that seek to benefit from market inefficiencies and value discrepancies between related investments	52	-	230		-
Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	272	10	369		20
Other	Non-U.S. companies, futures and commodities, macro and multi-strategy and industry-focused strategies	748	-	708		-

Total hedge funds		2,773	12	3,655		22

Total		$6,873	$1,193	$7,920	*	$1,496

*
Includes investments of entities classified as held for sale of $415 million at December 31, 2010.

    At December 31, 2011, private equity fund investments included above are not redeemable during the lives of the funds and have expected remaining lives that extend in some cases more than 10 years. At that date, 32 percent of the total above had expected remaining lives of less than three years, 55 percent between three and seven years and 13 percent between seven and 10 years. Expected lives are based upon legal maturity, which can be extended at the fund manager's discretion, typically in one-year increments.

    At December 31, 2011, hedge fund investments included above are redeemable monthly (9 percent), quarterly (53 percent), semi-annually (10 percent) and annually (28 percent), with redemption notices ranging from 1 day to 180 days. More than 79 percent require redemption notices of less than 90 days. Investments representing approximately 47 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions were put in place prior to 2009 and do not have stated end dates. The restrictions that have pre-defined end dates are generally expected to be lifted by the end of 2012. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid. In order to treat investors fairly and to accommodate subsequent subscription and redemption requests, the fund manager isolates these illiquid assets from the rest of the fund until the assets become liquid.

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

AIG 2011 Form 10-K            261

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other intangible assets. AIG uses a variety of techniques to measure the fair value of these assets when appropriate, as described below:

  •
  Cost and Equity-Method Investments:    When AIG determines that the carrying value of these assets may not be recoverable, AIG records the assets at fair value with the loss recognized in earnings. In such cases, AIG measures the fair value of these assets using the techniques discussed above in Valuation Methodologies of Financial Instruments Measured at Fair Value — Other Invested Assets.

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

  •
  Flight Equipment Primarily Under Operating Leases:    AIG evaluates quarterly the need to perform a recoverability assessment of held for use aircraft considering applicable accounting requirements and performs this assessment at least annually for all aircraft in the fleet. When AIG determines that the carrying value of its commercial aircraft may not be recoverable, AIG records the aircraft at fair value with the loss recognized in earnings. The impairment assessment involves a two-step process in which an initial assessment for potential impairment is performed whenever events or changes in circumstances indicate an aircraft's carrying amount may not be recoverable. If potential impairment is present, undiscounted cash flows are compared to the carrying value and, in the event of a cash flow shortfall, the amount of impairment is measured and recorded. AIG measures the fair value of its commercial aircraft using an income approach based on the present value of all cash flows from existing contractual and projected lease payments for the period extending to the end of the aircraft's economic life in its highest and best use configuration, plus its disposition value based on expectations of a market participant.

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

    See Note 2 herein for additional information about how AIG tests various asset classes for impairment.

262            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets (held as of the dates presented, but excluding discontinued operations) measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

	Assets at Fair Value				Impairment Charges
	Non-Recurring Basis				December 31,
(in millions)	Level 1	Level 2	Level 3	Total	2011	2010	2009

December 31, 2011
Goodwill	$-	$-	$-	$-	$-	$-	$693
Investment real estate	-	-	457	457	18	604	1,198
Other investments	-	-	2,199	2,199	639	323	908
Aircraft*	-	-	1,683	1,683	1,693	1,614	51
Other assets	-	-	4	4	3	5	225

Total	$-	$-	$4,343	$4,343	$2,353	$2,546	$3,075

December 31, 2010
Investment real estate	$-	$-	$1,588	$1,588
Other investments	-	4	2,388	2,392
Aircraft	-	-	4,224	4,224
Other assets	-	-	2	2

Total	$-	$4	$8,202	$8,206

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

AIG 2011 Form 10-K            263

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gains or losses recorded related to the eligible instruments for which AIG elected the fair value option:

Years Ended December 31,	Gain (Loss)
(in millions)	2011	2010	2009

Assets:
Mortgage and other loans receivable	$11	$53	$(6)
Bonds and equity securities	1,273	2,060	2,513
Trading – ML II interest	42	513	(25)
Trading – ML III interest	(646)	1,792	419
Securities purchased under agreements to resell	34	1	(8)
Retained interest in AIA	1,289	(638)	-
Short-term investments and other invested assets and Other assets	1	(40)	(32)

Liabilities:
Policyholder contract deposits	-	(320)	(1,121)
Securities sold under agreements to repurchase	(62)	14	(73)
Securities and spot commodities sold but not yet purchased	(4)	(21)	(148)
Other long-term debt(a)	(966)	(1,595)	2,482
Other liabilities	(1)	(1)	(173)

Total gain(b)	$971	$1,818	$3,828

(a)
Includes GIAs, notes, bonds, loans and mortgages payable.

(b)
Excludes discontinued operations. For instruments required to be carried at fair value, AIG recognized gains of $1.3 billion, $4.9 billion and $3.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected.

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

    During 2011, 2010 and 2009, AIG recognized gains of $420 million and losses of $779 million and $86 million, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	December 31, 2011			December 31, 2010
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$107	$150	$(43)	$143	$203	$(60)
Liabilities:
Other long-term debt*	$10,766	$8,624	$2,142	$12,143	$10,508	$1,635

*
Includes GIAs, notes, bonds, loans and mortgages payable.

264            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2011 and 2010, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due or in non-accrual status.

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

    Information regarding the estimation of fair value for financial instruments not carried at fair value (excluding insurance contracts and lease contracts) is discussed below:

  •
  Mortgage and other loans receivable:    Fair values of loans on real estate and other loans receivable were estimated for disclosure purposes using discounted cash flow calculations based upon discount rates that AIG believes market participants would use in determining the price that they would pay for such assets. For certain loans, AIG's current incremental lending rates for similar type loans is used as the discount rate, as it is believed that this rate approximates the rates that market participants would use. The fair values of policy loans are generally estimated based on unpaid principal amount as of each reporting date or, in some cases, based on the present value of the loans using a discounted cash flow model. No consideration is given to credit risk as policy loans are effectively collateralized by the cash surrender value of the policies.

  •
  Other Invested Assets:    The majority of Other invested assets that are not measured at fair value represent investments in life settlement contracts. The fair value of life settlement contracts included in Other invested assets is determined on a discounted cash flow basis, incorporating current life expectancy assumptions.

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

The following table presents the carrying value and estimated fair value of AIG's financial instruments not measured at fair value:

	December 31, 2011		December 31, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets:
Mortgage and other loans receivable	$19,382	$20,494	$20,094	$20,285
Other invested assets	4,701	3,390	4,405	3,644
Short-term investments	16,659	16,657	19,878	19,878
Cash	1,474	1,474	1,558	1,558
Liabilities:
Policyholder contract deposits associated with investment-type contracts	106,950	122,125	102,585	112,710
Long-term debt (including FRBNY Credit Facility)	64,487	61,295	94,318	93,745

AIG 2011 Form 10-K            265

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVESTMENTS

SECURITIES AVAILABLE FOR SALE AND OTHER INVESTED ASSETS CARRIED AT FAIR VALUE

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities and other invested assets carried at fair value:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$5,661	$418	$(1)	$6,078	$-
Obligations of states, municipalities and political subdivisions	35,017	2,554	(73)	37,498	(28)
Non-U.S. governments	24,568	1,269	(102)	25,735	-
Corporate debt	134,974	11,569	(1,725)	144,818	115
Mortgage-backed, asset-backed and collateralized:
RMBS	34,780	1,387	(1,563)	34,604	(716)
CMBS	8,449	470	(973)	7,946	(276)
CDO/ABS	7,321	454	(473)	7,302	49

Total mortgage-backed, asset-backed and collateralized	50,550	2,311	(3,009)	49,852	(943)

Total bonds available for sale(b)	250,770	18,121	(4,910)	263,981	(856)

Equity securities available for sale:
Common stock	1,682	1,839	(100)	3,421	-
Preferred stock	83	60	-	143	-
Mutual funds	55	6	(1)	60	-

Total equity securities available for sale	1,820	1,905	(101)	3,624	-

Other invested assets carried at fair value(c)	5,155	1,611	(269)	6,497	-

Total	$257,745	$21,637	$(5,280)	$274,102	$(856)

December 31, 2010
Bonds available for sale:
U.S. government and government sponsored entities	$7,239	$184	$(73)	$7,350	$-
Obligations of states, municipalities and political subdivisions	45,297	1,725	(402)	46,620	2
Non-U.S. governments	16,142	741	(75)	16,808	(28)
Corporate debt	117,367	8,725	(1,198)	124,894	99
Mortgage-backed, asset-backed and collateralized:
RMBS	20,661	700	(1,553)	19,808	(648)
CMBS	7,320	240	(1,149)	6,411	(218)
CDO/ABS	6,643	402	(634)	6,411	32

Total mortgage-backed, asset-backed and collateralized	34,624	1,342	(3,336)	32,630	(834)

Total bonds available for sale(b)	220,669	12,717	(5,084)	228,302	(761)

Equity securities available for sale:
Common stock	1,820	1,931	(52)	3,699	-
Preferred stock	400	88	(1)	487	-
Mutual funds	351	46	(2)	395	-

Total equity securities available for sale	2,571	2,065	(55)	4,581	-

Other invested assets carried at fair value(c)	5,392	1,256	(60)	6,588	-

Total(d)	$228,632	$16,038	$(5,199)	$239,471	$(761)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. This amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

266            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)
At December 31, 2011 and 2010, bonds available for sale held by AIG that were below investment grade or not rated totaled $24.2 billion and $18.6 billion, respectively.

(c)
Represents private equity and hedge fund investments carried at fair value for which unrealized gains and losses are required to be recognized in other comprehensive income.

(d)
Excludes $80.5 billion of available for sale securities at fair value from businesses held for sale at December 31, 2010. Net unrealized gain attributable to businesses held for sale totaled $604 million at December 31, 2010. See Note 4 herein.

    During 2011, Chartis entered into financing transactions using municipal bonds to support statutory capital by generating taxable income. In these transactions, certain available for sale high grade municipal bonds were loaned to counterparties, primarily commercial banks and brokerage firms, who receive the tax-exempt income from the bonds. In return, the counterparties are required to pay Chartis an income stream equal to the bond coupon of the loaned securities, plus a fee. To secure their borrowing of the securities, counterparties are required to post liquid collateral (such as high quality fixed maturity securities and cash) equal to at least 102 percent of the fair value of the loaned securities to third-party custodians for Chartis' benefit in the event of default by the counterparties. The collateral is maintained in a third-party custody account and is adjusted daily based on daily fair value measurements from a third-party pricing source. Chartis is not permitted to sell, repledge or otherwise control the collateral unless an event of default by the counterparties occurs. At the termination of these transactions, Chartis and its counterparties are obligated to return the collateral maintained in the third-party custody account and the identical municipal bonds loaned, respectively. These transactions are accounted for as secured financing arrangements. Under these secured financing arrangements, securities available for sale with a fair value of $2.3 billion at December 31, 2011 were loaned to counterparties against collateral equal to at least 102 percent of the fair value of the loaned securities.

Unrealized Losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$142	$1	$-	$-	$142	$1
Obligations of states, municipalities and political subdivisions	174	1	669	72	843	73
Non-U.S. governments	3,992	67	424	35	4,416	102
Corporate debt	18,099	937	5,907	788	24,006	1,725
RMBS	10,624	714	4,148	849	14,772	1,563
CMBS	1,697	185	1,724	788	3,421	973
CDO/ABS	1,680	50	1,682	423	3,362	473

Total bonds available for sale	36,408	1,955	14,554	2,955	50,962	4,910

Equity securities available for sale:
Common stock	608	100	-	-	608	100
Preferred stock	6	-	-	-	6	-
Mutual funds	2	1	-	-	2	1

Total equity securities available for sale	616	101	-	-	616	101

Total	$37,024	$2,056	$14,554	$2,955	$51,578	$5,011

AIG 2011 Form 10-K            267

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

December 31, 2010*
Bonds available for sale:
U.S. government and government sponsored entities	$2,142	$73	$-	$-	$2,142	$73
Obligations of states, municipalities and political subdivisions	9,300	296	646	106	9,946	402
Non-U.S. governments	1,427	34	335	41	1,762	75
Corporate debt	18,246	579	7,343	619	25,589	1,198
RMBS	4,461	105	6,178	1,448	10,639	1,553
CMBS	462	19	3,014	1,130	3,476	1,149
CDO/ABS	996	48	2,603	586	3,599	634

Total bonds available for sale	37,034	1,154	20,119	3,930	57,153	5,084

Equity securities available for sale:
Common stock	576	52	-	-	576	52
Preferred stock	11	1	-	-	11	1
Mutual funds	65	2	-	-	65	2

Total equity securities available for sale	652	55	-	-	652	55

Total	$37,686	$1,209	$20,119	$3,930	$57,805	$5,139

*
Excludes fixed maturity and equity securities of businesses held for sale. See Note 4 herein.

    At December 31, 2011, AIG held 7,582 and 304 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 2,045 individual securities were in a continuous unrealized loss position for longer than 12 months. AIG did not recognize the unrealized losses in earnings on these fixed maturity securities at December 31, 2011, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

December 31, 2011	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$9,967	$10,101	$1,884	$1,866
Due after one year through five years	58,207	60,179	12,911	12,302
Due after five years through ten years	70,031	74,362	10,928	10,253
Due after ten years	62,015	69,487	5,585	4,986
Mortgage-backed, asset-backed and collateralized	50,550	49,852	24,564	21,555

Total	$250,770	$263,981	$55,872	$50,962

268            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

TRADING SECURITIES

The following table presents the fair value of AIG's trading securities:

	December 31, 2011		December 31, 2010
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed Maturities:
U.S. government and government sponsored entities	$7,504	31%	$6,902	21%
Non-U.S. governments	35	-	125	-
Corporate debt	816	3	912	3
State, territories and political subdivisions	257	1	316	1
Mortgage-backed, asset-backed and collateralized*:
RMBS	1,648	7	1,928	6
CMBS	1,837	7	2,078	6
CDO/ABS and other collateralized	5,282	22	6,331	19

Total mortgage-backed, asset-backed and collateralized	8,767	36	10,337	31
ML II	1,321	5	1,279	4
ML III	5,664	23	6,311	19

Total fixed maturities	24,364	99	26,182	79
Equity securities:
MetLife	-	-	6,494	20
All other	125	1	158	1

Total equity securities	125	1	6,652	21

Total	$24,489	100%	$32,834	100%

*
Primarily United Kingdom and European structured products.

 OTHER INVESTED ASSETS

The following table summarizes Other invested assets:

December 31, (in millions)	2011	2010

Category:
Alternative investments(a)	$18,793	$19,463
Mutual funds	258	1,718
Investment real estate(b)	2,778	3,196
Aircraft asset investments(c)	1,100	1,381
Life settlement contracts	4,006	3,834
Retained interest in AIA	12,367	11,134
All other investments	1,442	1,484

Other invested assets	$40,744	$42,210

(a)
Includes hedge funds, private equity funds, affordable housing partnerships and other investment partnerships.

(b)
Net of accumulated depreciation of $428 million and $536 million in 2011 and 2010, respectively.

(c)
Consist primarily of SunAmerica investments in aircraft equipment held in trusts.

AIG 2011 Form 10-K            269

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Life Settlement Contracts

    During 2011, 2010 and 2009, income recognized on life settlement contracts was $320 million, $213 million and $106 million, respectively, and is included in Net investment income in the Consolidated Statement of Operations. AIG's life settlement contracts reported above are monitored for impairment on a contract-by-contract basis quarterly. Impairment charges on life settlement contracts included in net realized capital gains (losses) totaled $312 million, $74 million, and $79 million in 2011, 2010 and 2009, respectively.

The following table presents further information regarding life settlement contracts:

	December 31, 2011
(dollars in millions)	Number of Contracts	Carrying Value	Face Value (Death Benefits)

Remaining Life Expectancy of Insureds:
0 - 1 year	6	$2	$4
1 - 2 years	43	20	32
2 - 3 years	108	78	165
3 - 4 years	208	232	528
4 - 5 years	274	232	616
Thereafter	5,262	3,442	16,755

Total	5,901	$4,006	$18,100

    At December 31, 2011, the anticipated life insurance premiums required to keep the life settlement contracts in force, payable in the next 12 months ending December 31, 2012 and the four succeeding years ending December 31, 2016 are $559 million, $573 million, $575 million, $581 million and $571 million, respectively.

Other Invested Assets – Carried at Fair Value

    All of the equity investments carried at fair value are subject to other-than-temporary impairment evaluation (see below for discussion on evaluating equity investments for other-than-temporary impairment). The gross unrealized loss recorded in Accumulated other comprehensive income on such investments was $269 million and $60 million at December 31, 2011 and 2010, respectively, the majority of which pertains to investments in private equity funds and hedge funds that have been in continuous unrealized loss position for less than 12 months.

Other Invested Assets – Equity Method Investments

    At December 31, 2011, AIG had a 33 percent interest in AIA, which AIG is accounting for under the fair value option. AIG's equity method investments include certain investment partnerships in which AIG holds in the aggregate a five percent or greater interest or in which AIG has more than a minor influence over the operations of the investee, and certain other strategic investments. Dividends received from AIG's other strategic investments were $17 million, $25 million and $12 million for the years ended December 31, 2011, 2010, and 2009, respectively. The undistributed earnings of other strategic investments in which AIG's ownership interest is less than 50 percent were $9 million, $8 million and $7 million at December 31, 2011, 2010, and 2009, respectively.

The following table presents the carrying value and ownership percentage of AIA and all other equity method investments:

	2011		2010
(in millions, except percentages)	Carrying Value	Ownership Percentage	Carrying Value	Ownership Percentage

AIA	$12,367	33%	$11,134	33%
All other equity method investments	9,026	Various	9,187	Various

Total	$21,393		$20,321

270            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of AIA

The following is summarized financial information of AIA:

Year Ended December 31,
(in millions)	2011

Operating results:
Total revenues	$13,802
Total expenses	(12,254)

Net income (loss)	$1,548

At December 31,
(in millions)	2011

Balance sheet:
Total assets	$114,844
Total liabilities	$(91,654)

    Substantially all of AIA's assets consist of financial investments and deferred acquisition and origination costs and substantially all of its liabilities consist of insurance- and investment-contract-related liabilities.

    Summarized financial information for AIA was as of and for the year ended November 30, 2011. AIA was consolidated through October 28, 2010. As a result, comparable amounts for 2010 are not being presented.

Summarized Financial Information of Other Equity Method Investees

The following is the aggregated summarized financial information of AIG's other equity method investees:

Years Ended December 31, (in millions)	2011	2010	2009

Operating results:
Total revenues	$12,749	$14,079	$(15,160)
Total expenses	(3,530)	(3,812)	(6,312)

Net income (loss)	$9,219	$10,267	$(21,472)

At December 31, (in millions)	2011	2010

Balance sheet:
Total assets	$95,749	$100,156
Total liabilities	$(22,379)	$(23,343)

    Summarized financial information for these equity method investees may be presented on a lag, due to the unavailability of information for the investees at the respective balance sheet date, and is included for the periods in which AIG held an equity method ownership interest. Summarized financial information for entities that have been divested or are held-for-sale is not included in the table above.

AIG 2011 Form 10-K            271

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NET INVESTMENT INCOME

The following table presents the components of Net investment income:

Years Ended December 31,
(in millions)	2011	2010	2009

Fixed maturity securities, including short-term investments	$11,814	$14,445	$14,535
Change in fair value of ML II	42	513	(25)
Change in fair value of ML III	(646)	1,792	419
Change in fair value of AIA securities	1,289	(638)	-
Change in fair value of MetLife securities prior to their sale	(157)	665	-
Equity securities	92	234	186
Interest on mortgage and other loans	1,065	1,268	1,347
Alternative investments*	1,213	1,602	4
Mutual funds	47	(25)	315
Real estate	107	126	139
Other investments	398	557	306

Total investment income before policyholder income and trading gains	15,264	20,539	17,226
Policyholder investment income and trading gains	-	886	2,305

Total investment income	15,264	21,425	19,531
Investment expenses	509	491	539

Net investment income	$14,755	$20,934	$18,992

*
Includes hedge funds, private equity funds and affordable housing partnerships.

 NET REALIZED CAPITAL GAINS AND LOSSES

The following table presents the components of Net realized capital gains (losses) and the increase (decrease) in unrealized appreciation of AIG's available for sale securities:

Years Ended December 31, (in millions)	2011	2010	2009

Sales of fixed maturity securities	$1,913	$1,846	$849
Sales of equity securities	164	725	303
Other-than-temporary impairments:
Severity	(51)	(73)	(1,510)
Change in intent	(12)	(441)	(958)
Foreign currency declines	(32)	(63)	(112)
Issuer-specific credit events	(1,165)	(2,457)	(3,979)
Adverse projected cash flows	(20)	(5)	(137)
Provision for loan losses	48	(304)	(614)
Change in fair value of MetLife securities prior to the sale	(191)	315	-
Foreign exchange transactions	(116)	178	(616)
Derivative instruments	297	138	1,724
Other	(314)	(34)	(160)

Net realized capital gains (losses)	$521	$(175)	$(5,210)

Increase in unrealized appreciation of investments:
Fixed maturities	$5,578	$8,677	$29,803
Equity securities	(206)	473	2,352
Other investments	146	156	141

Increase in unrealized appreciation*	$5,518	$9,306	$32,296

*
Excludes net unrealized gains attributable to businesses held for sale of $604 million and $925 million at December 31, 2010 and December 31, 2009, respectively.

272            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the gross realized gains and gross realized losses from sales or redemptions of AIG's available for sale securities:

	Years Ended December 31,
	2011		2010		2009
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$2,042	$129	$2,138	$292	$1,497	$648
Equity securities	199	35	811	86	516	213

Total	$2,241	$164	$2,949	$378	$2,013	$861

    For the year ended December 31, 2011, 2010 and 2009 the aggregate fair value of available for sale securities sold was $44.0 billion, $56.0 billion and $33.7 billion, respectively.

Evaluating Investments for Other-Than-Temporary Impairments

    On April 1, 2009, AIG adopted prospectively an accounting standard addressing the evaluation of fixed maturity securities for other-than-temporary impairments. These requirements have significantly altered AIG's policies and procedures for determining impairment charges recognized through earnings. The new standard requires a company to recognize the credit component (a credit impairment) of an other-than-temporary impairment of a fixed maturity security in earnings and the non-credit component in Accumulated other comprehensive income (loss) when the company does not intend to sell the security or it is more likely than not that the company will not be required to sell the security prior to recovery. The standard also changes the threshold for determining when an other-than-temporary impairment has occurred on a fixed maturity security with respect to intent and ability to hold the security until recovery and requires additional disclosures. A credit impairment, which is recognized in earnings when it occurs, is the difference between the amortized cost of the fixed maturity security and the estimated present value of cash flows expected to be collected (recovery value), as determined by management. The difference between fair value and amortized cost that is not related to a credit impairment is recognized as a separate component of Accumulated other comprehensive income (loss). AIG refers to both credit impairments and impairments recognized as a result of intent to sell as "impairment charges." The impairment model for equity securities was not affected by the standard.

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

AIG 2011 Form 10-K            273

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Credit Impairments

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG(a):

(in millions)	Year Ended December 31, 2011	Year Ended December 31, 2010	Nine Months Ended December 31, 2009

Balance, beginning of year	$6,786	$7,803	$-
Increases due to:
Credit losses remaining in accumulated deficit related to the adoption of new other-than-temporary impairment standard	-	-	7,182
Credit impairments on new securities subject to impairment losses	235	627	550
Additional credit impairments on previously impaired securities	735	1,294	1,523
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(529)	(1,039)	(967)
Credit impaired securities for which there is a current intent or anticipated requirement to sell	-	(503)	-
Accretion on securities previously impaired due to credit(b)	(544)	(332)	(221)
Hybrid securities with embedded credit derivatives reclassified to Bond trading securities	(179)	(748)	-
Other(c)	-	(316)	(264)

Balance, end of year	$6,504	$6,786	$7,803

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

274            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  loss severity and the timing of any recovery; and

  •
  expected prepayment speeds.

    For corporate, municipal and sovereign fixed maturity securities determined to be credit impaired, management considers the fair value as the recovery value when available information does not indicate that another value is more relevant or reliable. When management identifies information that supports a recovery value other than the fair value, the determination of a recovery value considers scenarios specific to the issuer and the security, and may be based upon estimates of outcomes of corporate restructurings, political and macroeconomic factors, stability and financial strength of the issuer, the value of any secondary sources of repayment and the disposition of assets.

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

Other Invested Assets

    AIG's investments in private equity funds and hedge funds are evaluated for impairment similar to the evaluation of equity securities for impairments as discussed above. Such evaluation considers market conditions, events and volatility that may impact the recoverability of the underlying investments within these private equity funds and hedge funds and is based on the nature of the underlying investments and specific inherent risks. Such risks may evolve based on the nature of the underlying investments.

    AIG's investments in life settlement contracts are monitored for impairment based on the underlying life insurance policies, with cash flows reported periodically. An investment in a life settlement contract is considered impaired if the undiscounted cash flows resulting from the expected proceeds from the insurance policy are less than the carrying amount of the investment plus anticipated continuing costs. If an impairment loss is recognized, the investment is written down to fair value. During 2011, Chartis implemented an enhanced process in which updated medical information on individual insured lives is requested on a routine basis. In cases where updated information indicates that an individual's health has improved, an impairment loss may arise as a result of revised estimates of net cash flows from the related contract. Chartis also revised the valuation table used to estimate

AIG 2011 Form 10-K            275

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future net cash flows. This had the general effect of decreasing the projected net cash flows on a number of contracts. These changes resulted in an increase in the number of life settlement contracts identified as potentially impaired.

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

Purchased Credit Impaired (PCI) Securities

    Beginning the second quarter of 2011, AIG purchased certain RMBS securities that had experienced deterioration in credit quality since their issuance. Management determined, based on its expectations as to the timing and amount of cash flows expected to be received, that it was probable at acquisition that AIG would not collect all contractually required payments, including both principal and interest and considering the effects of prepayments, for these PCI securities. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security was determined based on management's best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over their remaining lives on a level-yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. Over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change, as discussed further below.

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

The following tables present information on AIG's PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$14,518
Cash flows expected to be collected*	11,520
Recorded investment in acquired securities	7,577

*
Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	December 31, 2011

Outstanding principal balance	$10,119
Amortized cost	7,006
Fair value	6,535

276            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity for the accretable yield on PCI securities:

Year Ended December 31, 2011 (in millions)

Balance, beginning of year	$-
Newly purchased PCI securities	3,943
Accretion	(324)
Effect of changes in interest rate indices	(62)
Net reclassification from non-accretable difference, including effects of prepayments	578

Balance, end of year	$4,135

INSURANCE – STATUTORY AND OTHER DEPOSITS

    Total carrying values of cash and securities deposited by AIG's insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements were $9.8 billion and $11.5 billion at December 31, 2011 and 2010, respectively.

8. LENDING ACTIVITIES

The following table presents the composition of Mortgages and other loans receivable:

(in millions)	December 31, 2011	December 31, 2010

Commercial mortgages	$13,554	$13,571
Life insurance policy loans	3,049	3,133
Commercial loans, other loans and notes receivable*	3,626	4,411

Total mortgage and other loans receivable	20,229	21,115
Allowance for losses	(740)	(878)

Mortgage and other loans receivable, net	$19,489	$20,237

*
Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (24 percent and 13 percent, respectively, at December 31, 2011). Over 98 percent and 97 percent of the commercial mortgages were current as to payments of principal and interest at December 31, 2011 and 2010, respectively.

 The following table presents the credit quality indicators for commercial mortgage loans:

December 31, 2011		Class
	Number of Loans								Percent of Total
(dollars in millions)		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

Credit Quality Indicator:
In good standing	1,032	$1,751	$4,885	$2,287	$1,928	$939	$1,268	$13,058	96%
Restructured(a)	12	49	204	-	4	-	30	287	2
90 days or less delinquent	7	-	20	-	-	-	-	20	-
>90 days delinquent or in process of foreclosure	12	25	85	-	2	-	77	189	2

Total(b)	1,063	$1,825	$5,194	$2,287	$1,934	$939	$1,375	$13,554	100%

Valuation allowance		$24	$132	$23	$71	$12	$43	$305	2%

(a)
Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. See discussion of troubled debt restructurings below.

(b)
Does not reflect valuation allowances.

AIG 2011 Form 10-K            277

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

METHODOLOGY USED TO ESTIMATE THE ALLOWANCE FOR CREDIT LOSSES

    Mortgage and other loans receivable are considered impaired when collection of all amounts due under contractual terms is not probable. For commercial mortgage loans in particular, the impairment is measured based on the fair value of underlying collateral, which is determined based on the present value of expected net future cash flows of the collateral, less estimated costs to sell. For other loans, the impairment may be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or based on the loan's observable market price, where available. An allowance is typically established for the difference between the impaired value of the loan and its current carrying amount. Additional allowance amounts are established for incurred but not specifically identified impairments, based on the analysis of internal risk ratings and current loan values. Internal risk ratings are assigned based on the consideration of risk factors including past due status, debt service coverage, loan-to-value ratio or the ratio of the loan balance to the estimated value of the property, property occupancy, profile of the borrower and of the major property tenants, economic trends in the market where the property is located, and condition of the property. These factors and the resulting risk ratings also provide a basis for determining the level of monitoring performed at both the individual loan and the portfolio level. When all or a portion of a commercial mortgage loan is deemed uncollectible, the uncollectible portion of the carrying value of the loan is charged off against the allowance.

    A significant majority of commercial mortgage loans in the portfolio are non-recourse loans and, accordingly, the only guarantees are for specific items that are exceptions to the non-recourse provisions. It is therefore extremely rare for AIG to have cause to enforce the provisions of a guarantee on a commercial real estate or mortgage loan.

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2011			2010			2009
Years Ended December 31, (in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans(b)	Total	Commercial Mortgages	Other Loans(b)	Total

Allowance, beginning of year	$470	$408	$878	$432	$2,012	$2,444	$3	$1,677	$1,680
Loans charged off	(78)	(47)	(125)	(217)	(137)	(354)	(82)	(482)	(564)
Recoveries of loans previously charged off	37	1	38	-	8	8	-	54	54

Net charge-offs	(41)	(46)	(87)	(217)	(129)	(346)	(82)	(428)	(510)
Provision for loan losses	(69)	73	4	342	27	369	422	588	1,010
Other	(55)	-	(55)	(34)	(1,497)	(1,531)	89	379	468
Reclassified to Assets of businesses held for sale	-	-	-	(53)	(5)	(58)	-	(204)	(204)

Allowance, end of year	$305 (a)	$435	$740	$470 (a)	$408	$878	$432	$2,012	$2,444

(a)
Of the total, $65 million and $476 million relates to individually assessed credit losses on $110 million and $739 million of commercial mortgage loans as of December 31, 2011 and 2010, respectively.

(b)
Included in Other loans were finance receivables, which were reported net of unearned finance charges, for both investment purposes and held for sale.

278            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    As of December 31, 2011, there were no significant loans held by AIG that had been modified in a TDR during 2011.

9. REINSURANCE

    In the ordinary course of business, AIG's general insurance and life insurance companies place reinsurance with other insurance companies in order to provide greater diversification of AIG's business and limit the potential for losses arising from large risks. In addition, AIG's general insurance subsidiaries assume reinsurance from other insurance companies.

The following table provides supplemental information for gross loss and benefit reserves net of ceded reinsurance:

	2011		2010
At December 31, (in millions)	As Reported	Net of Reinsurance	As Reported	Net of Reinsurance

Liability for unpaid claims and claims adjustment expense(a)	$(91,145)	$(70,825)	$(91,151)	$(71,507)
Future policy benefits for life and accident and health insurance contracts	(34,317)	(33,312)	(31,268)	(30,234)
Reserve for unearned premiums	(23,465)	(19,553)	(23,803)	(19,927)
Reinsurance assets(b)	25,237	-	24,554	-

(a)
In 2011, the Net of Reinsurance amount reflects the cession under the June 17, 2011 transaction with National Indemnity Company (NICO) of $1.7 billion.

(b)
Represents gross reinsurance assets, excluding allowances and reinsurance recoverable on paid losses.

 SHORT-DURATION REINSURANCE

    Short-duration reinsurance is effected under reinsurance treaties and by negotiation on individual risks. Certain of these reinsurance arrangements consist of excess of loss contracts that protect AIG against losses above stipulated amounts. Ceded premiums are considered prepaid reinsurance premiums and are recognized as a reduction of premiums earned over the contract period in proportion to the protection received. Amounts recoverable from reinsurers on short-duration contracts are estimated in a manner consistent with the claims liabilities associated with the reinsurance and presented as a component of Reinsurance assets. Assumed reinsurance premiums are earned primarily on a pro-rata basis over the terms of the reinsurance contracts. For both ceded and assumed reinsurance, risk transfer requirements must be met in order for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both

AIG 2011 Form 10-K            279

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.

The following table presents short-duration insurance premiums written and earned:

	Chartis			Other Businesses*			Eliminations			Total
Years Ended December 31, (in millions)
	2011	2010	2009	2011	2010*	2009*	2011	2010	2009	2011	2010	2009

Premiums written:
Direct	$41,710	$38,965	$38,461	$898	$927	$2,195	$-	$-	$-	$42,608	$39,892	$40,656
Assumed	3,031	2,442	2,061	-	(2)	2,628	2	-	(657)	3,033	2,440	4,032
Ceded	(9,901)	(9,795)	(9,869)	(97)	(169)	(631)	(2)	-	657	(10,000)	(9,964)	(9,843)

Total	$34,840	$31,612	$30,653	$801	$756	$4,192	$-	$-	$-	$35,641	$32,368	$34,845

Premiums earned:
Direct	$42,878	$39,082	$40,859	$835	$1,065	$2,288	$-	$-	$-	$43,713	$40,147	$43,147
Assumed	3,294	2,488	2,192	55	80	2,740	(46)	-	(657)	3,303	2,568	4,275
Ceded	(10,483)	(9,049)	(10,790)	(98)	(170)	(689)	46	-	657	(10,535)	(9,219)	(10,822)

Total	$35,689	$32,521	$32,261	$792	$975	$4,339	$-	$-	$-	$36,481	$33,496	$36,600

*
Includes results of Mortgage Guaranty and in 2009 only, also includes results of Transatlantic Holdings, Inc. (Transatlantic), which was deconsolidated during 2009, and 21st Century Insurance Group (including Agency Auto Division and excluding Chartis Private Client Group) (21st Century) and HSB Group, Inc. (HSB), which were sold during 2009.

    For the years ended December 31, 2011, 2010 and 2009, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $6.1 billion, $8.0 billion and $8.9 billion, respectively.

LONG-DURATION REINSURANCE

    Long-duration reinsurance is effected principally under yearly renewable term treaties. The premiums with respect to these treaties are earned over the contract period in proportion to the protection provided. Amounts recoverable from reinsurers on long-duration contracts are estimated in a manner consistent with the assumptions used for the underlying policy benefits and are presented as a component of Reinsurance assets.

The following table presents premiums for AIG's long-duration insurance and retirement services operations:

	SunAmerica			Divested Businesses*			Eliminations			Total
Years Ended December 31, (in millions)
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009

Gross premiums	$3,104	$3,141	$3,438	$17	$9,670	$9,572	$-	$-	$(4)	$3,121	$12,811	$13,006
Ceded premiums	(591)	(621)	(767)	(6)	(435)	(342)	-	-	4	(597)	(1,056)	(1,105)

Total	$2,513	$2,520	$2,671	$11	$9,235	$9,230	$-	$-	$-	$2,524	$11,755	$11,901

*
Primarily represents results of AIA, which was deconsolidated during 2010.

    Long-duration reinsurance recoveries, which reduced death and other benefits, approximated $611 million, $810 million and $638 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

The following table presents long-duration insurance in force ceded to other insurance companies:

At December 31, (in millions)	2011	2010*	2009*

Long-duration insurance in force ceded	$140,156	$148,605	$339,183

*
Excludes amounts related to held-for-sale entities.

280            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Long-duration insurance assumed represented 0.07 percent of gross long-duration insurance in force at December 31, 2011, 0.1 percent at December 31, 2010 and less than 0.1 percent at December 31, 2009, and combined long-duration insurance and retirement services premiums assumed represented 0.5 percent, 0.3 percent and 0.1 percent of gross premiums for the years ended December 31, 2011, 2010 and 2009, respectively.

    SunAmerica operations utilize internal and third-party reinsurance relationships to manage insurance risks and to facilitate capital management strategies. Pools of highly-rated third-party reinsurers are utilized to manage net amounts at risk in excess of retention limits. SunAmerica's domestic long-duration insurance companies also cede excess, non-economic reserves carried on a statutory-basis on certain term and universal life insurance policies and certain fixed annuities to onshore and offshore affiliates.

    SunAmerica generally obtains letters of credit in order to obtain statutory recognition of its intercompany reinsurance transactions, particularly with respect to redundant statutory reserves requirements on term insurance and universal life with secondary guarantees (XXX and AXXX reserves). For this purpose, SunAmerica has a $585 million syndicated letter of credit facility outstanding at December 31, 2011, all of which relates to long-duration intercompany reinsurance transactions. SunAmerica has also obtained approximately $215 million of letters of credit on a bilateral basis all of which relates to long-duration intercompany reinsurance transactions. All of these approximately $800 million of letters of credit are due to mature on December 31, 2015.

REINSURANCE SECURITY

    AIG's third-party reinsurance arrangements do not relieve AIG from its direct obligation to its insureds. Thus, a credit exposure exists with respect to both short-duration and long-duration reinsurance ceded to the extent that any reinsurer fails to meet the obligations assumed under any reinsurance agreement. AIG holds substantial collateral as security under related reinsurance agreements in the form of funds, securities, and/or letters of credit. A provision has been recorded for estimated unrecoverable reinsurance. AIG has been largely successful in prior recovery efforts.

    AIG evaluates the financial condition of its reinsurers and AIG's Credit Risk Management department establishes limits per reinsurer. AIG believes that no exposure to a single reinsurer represents an inappropriate concentration of risk to AIG, nor is AIG's business substantially dependent upon any single reinsurer.

AIG 2011 Form 10-K            281

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. DEFERRED POLICY ACQUISITION COSTS

 The following table presents a rollforward of deferred policy acquisition costs:

Years Ended December 31, (in millions)	2011	2010	2009

Chartis:
Balance, beginning of year	$4,973	$4,759	$4,959

Dispositions(a)	-	-	(418)
Acquisition costs deferred	6,575	6,849	6,490
Amortization expense	(6,455)	(6,728)	(6,663)
Increase due to foreign exchange and other	261	93	391

Balance, end of year	$5,354	$4,973	$4,759

SunAmerica:
Balance, beginning of year	$9,606	$11,098	$14,447

Dispositions(b)	-	-	(479)
Acquisition costs deferred	1,194	990	1,014
Amortization expense	(1,535)	(1,368)	(1,553)
Change in net unrealized losses on securities(c)	(674)	(1,111)	(960)
Increase (decrease) due to foreign exchange	2	1	(10)
Other(d)	-	(4)	(1,361)

Balance, end of year(e)	$8,593	$9,606	$11,098

Other operations:
Balance, beginning of year	$47	$24,908	$26,321

Dispositions(b)	-	(22,244)	-
Acquisition costs deferred	27	1,496	1,545
Amortization expense	(29)	(1,038)	(1,226)
Change in net unrealized gains (losses) on securities(c)	-	34	(44)
Increase due to foreign exchange	1	377	826
Activity of discontinued operations	-	220	868
Reclassified to Assets held for sale	-	(3,521)	(3,322)
Other(d)	(2)	(185)	(60)

Subtotal	$44	$47	$24,908
Consolidation and eliminations	35	42	49

Balance, end of year(e)	$79	$89	$24,957

Total deferred policy acquisition costs	$14,026	$14,668	$40,814

(a)
In 2009, Transatlantic was deconsolidated and 21st Century and HSB were sold.
(b)
For 2010, includes AIG Star and AIG Edison, which were sold in February 2011, AIA which was deconsolidated and ALICO which was sold in 2010 and AIG Life Canada, which was sold in 2009.

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

(e)
Includes $(646) million, $(1.0) billion, and $86 million for SunAmerica at December 31, 2011, 2010 and 2009, respectively, and $(34) million for Divested businesses at 2010 related to the effect of net unrealized gains and losses on available for sale securities. For the year ended December 31, 2010, there were no net unrealized gains and losses on available for sale securities associated with divested businesses.

282            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Included in the above table is the VOBA, an intangible asset recorded during purchase accounting, which is amortized in a manner similar to DAC. Amortization of VOBA was $34 million, $90 million and $132 million in 2011, 2010 and 2009, respectively, while the unamortized balance was $430 million, $488 million and $1.6 billion at December 31, 2011, 2010 and 2009, respectively. The percentage of the unamortized balance of VOBA at December 31, 2011 expected to be amortized in 2012 through 2016 by year is: 8.1 percent, 7.6 percent, 6.3 percent, 5.8 percent and 5.1 percent, respectively, with 67.1 percent being amortized after five years. These projections are based on current estimates for investment, persistency, mortality and morbidity assumptions. The DAC amortization charged to income includes the increase or decrease of amortization related to Net realized capital gains (losses), primarily in SunAmerica's domestic retirement services business. In 2011, 2010 and 2009, amortization expense (increased) decreased by $307 million, $101 million and $(113) million, respectively.

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

    While AIG enters into various arrangements with VIEs in the normal course of business, AIG's involvement with VIEs is primarily via its insurance companies as a passive investor in debt securities (rated and unrated) and equity interests issued by VIEs. In all instances, AIG consolidates the VIE when it determines it is the primary beneficiary. This analysis includes a review of the VIE's capital structure, contractual relationships and terms, nature of the VIE's operations and purpose, nature of the VIE's interests issued and AIG's involvements with the entity. When assessing the need to consolidate a VIE, AIG evaluates the design of the VIE as well as the related risks the entity was designed to expose the variable interest holders to.

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

AIG 2011 Form 10-K            283

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXPOSURE TO LOSS

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $0.4 billion and $1.0 billion at December 31, 2011 and 2010, respectively.

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

					Off-Balance Sheet Exposure
	VIE Assets*		VIE Liabilities
December 31, (in billions)
	2011	2010	2011	2010	2011	2010

AIA/ALICO SPVs	$14.2	$48.6	$0.1	$0.9	$-	$-
Real estate and investment funds	1.5	3.8	0.4	1.2	0.1	0.1
Commercial paper conduit	0.5	0.5	0.2	0.2	-	-
Affordable housing partnerships	2.5	2.9	0.1	0.4	-	-
Other	4.1	4.7	1.8	2.1	-	-
VIEs of businesses held for sale	-	0.4	-	-	-	-

Total	$22.8	$60.9	$2.6	$4.8	$0.1	$0.1

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

December 31, 2011
Real estate and investment funds	$18.3	$2.1	$0.3	$2.4
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane Interests	27.1	7.0	-	7.0
Other	1.5	-	-	-

Total	$47.5	$9.7	$0.3	$10.0

December 31, 2010
Real estate and investment funds	$18.5	$2.5	$0.3	$2.8
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane Interests	40.1	7.6	-	7.6
Other	1.6	0.1	0.5	0.6
VIEs of businesses held for sale	2.0	0.4	0.1	0.5

Total	$62.8	$11.2	$0.9	$12.1

284            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET CLASSIFICATION

AIG's interests in the assets and liabilities of consolidated and unconsolidated VIEs were classified in the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
December 31, (in billions)
	2011	2010	2011	2010

Assets:
Available for sale securities	$0.4	$3.3	$-	$-
Trading securities	1.3	8.1	7.1	7.7
Mortgage and other loans receivable	0.5	0.7	-	-
Other invested assets	17.2	18.3	2.6	3.1
Other asset accounts*	3.4	30.1	-	0.1
Assets held for sale	-	0.4	-	0.3

Total	$22.8	$60.9	$9.7	$11.2

Liabilities:
Other long-term debt	$1.7	$2.6	$-	$-
Other liability accounts*	0.9	2.2	-	-

Total	$2.6	$4.8	$-	$-

*
Decrease from prior year was due to the repayment of the FRBNY Credit Facility from the AIA and ALICO SPVs pursuant to the Recapitalization.

    See Note 2(v) herein for the effect of consolidation under the amended accounting standard for the consolidation of variable interest entities.

AIA AND ALICO SPVS

    AIG is the primary beneficiary of the AIA and ALICO SPVs, as AIG has the power to direct the activities of the SPVs that most significantly impact their economic performance and the obligation to absorb losses and the right to receive benefits that could potentially be significant to the SPVs. See Notes 1 and 17 herein for further discussion of the AIA and ALICO SPVs.

REAL ESTATE AND INVESTMENT FUNDS

    AIG, through AIG Global Real Estate, is an investor in various real estate investments, some of which are VIEs. These investments are typically with unaffiliated third-party developers via a partnership or limited liability company structure. The VIE's activities consist of the development or redevelopment of commercial and residential real estate. AIG's involvement varies from being a passive equity investor or finance provider to actively managing the activities of the VIE.

    AIG's insurance operations participate as passive investors in the equity issued primarily by third-party-managed hedge and private equity funds. AIG's insurance operations typically are not involved in the design or establishment of VIEs, nor do they actively participate in the management of VIEs.

COMMERCIAL PAPER CONDUIT

    AIGFP is the primary beneficiary of Curzon Funding LLC, an asset-backed commercial paper conduit, the assets of which serve as collateral for the conduit's obligations.

AIG 2011 Form 10-K            285

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AFFORDABLE HOUSING PARTNERSHIPS

    SunAmerica Affordable Housing Partners, Inc. (SAAHP) organizes and invests in limited partnerships that develop and operate affordable housing qualifying for federal tax credits, in addition to a few market rate properties across the United States. The general partners in the operating partnerships are almost exclusively unaffiliated third-party developers. AIG does not consolidate an operating partnership if the general partner is an unaffiliated person. Through approximately 1,050 partnerships, SAAHP has investments in developments with approximately 135,000 apartment units nationwide, and as of December 31, 2011 has syndicated approximately $7.7 billion in partnership equity to other investors who will receive, among other benefits, tax credits under certain sections of the Internal Revenue Code. The pre-tax income of SAAHP is reported, along with other SunAmerica partnership income, as a component of the SunAmerica segment.

MAIDEN LANE INTERESTS

    In 2008, certain AIG wholly-owned life insurance companies sold all of their undivided interests in a pool of $39.3 billion face amount of RMBS to ML II, whose sole member is the FRBNY. AIG has a significant variable economic interest in ML II, which is a VIE.

    In 2008, AIG entered into an agreement with the FRBNY, ML III and The Bank of New York Mellon, which established arrangements, through ML III, to fund the purchase of multi-sector CDOs underlying or related to CDS written by AIGFP. Concurrently, AIGFP's counterparties to such CDS transactions agreed to terminate those CDS transactions relating to the multi-sector CDOs purchased from them. AIG has a significant variable interest in ML III, which is a VIE.

OTHER ASSET ACCOUNTS

Aircraft Trusts

    AIG has created two VIEs for the purpose of acquiring, owning, leasing, maintaining, operating and selling aircraft. AIG subsidiaries hold beneficial interests, including all the equity interests in these entities. These beneficial interests include passive investments by AIG's insurance operations in non-voting preferred equity interests and in the majority of the debt issued by these entities. AIG and its subsidiaries collectively maintain the power to direct the activities of the VIEs that most significantly impact the entities' economic performance, and bear the obligation to absorb economic losses or receive economic benefits that could potentially be significant to the VIEs. As a result, AIG has determined that it is the primary beneficiary and fully consolidates the assets and liabilities of these entities, which totaled $1.3 billion and $0.8 billion, respectively at December 31, 2011. The debt of these entities is not an obligation of, or guaranteed by, AIG or any of its subsidiaries. Under a servicing agreement, ILFC acts as servicer for the aircraft owned by these entities.

Consumer Loans Vehicles

    AIG sponsors one VIE that has issued a variable funding note backed by a consumer loan collateralized by individual life insurance assets. As of December 31, 2011, total consolidated assets and liabilities for this entity were $456 million and $248 million, respectively; AIG's maximum exposure, representing the carrying value of the consumer loan, was $434 million.

Structured Investment Vehicle

    Through the Direct Investment book, AIG sponsors Nightingale Finance Ltd, a structured investment vehicle (SIV), which invests in variable rate, investment-grade debt securities, the majority of which are ABS. AIG has no equity interest in the SIV; however, it maintains the power to direct the activities of the SIV that most

286            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

significantly impact the entity's economic performance and bears the obligation to absorb economic losses that could potentially be significant to the SIV. The SIV meets the definition of a VIE and accordingly, AIG, as primary beneficiary, consolidates the assets of the SIV, which totaled over $1 billion as of December 31, 2011 in the Direct Investment book; related liabilities were not significant.

FINANCING VEHICLES

    ILFC has created wholly-owned subsidiaries for the purpose of purchasing aircraft and obtaining financing secured by such aircraft. A portion of the secured debt has been guaranteed by the European Export Credit Agencies. These entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes which serve as equity. ILFC fully consolidates the entities, controls all the activities of the entities and guarantees the activities of the entities. AIG has not included these entities in the above table as they are wholly-owned and there are no other variable interests other than those of ILFC and the lenders. See Note 15 herein for further information.

LEASING ENTITIES

    ILFC has created wholly-owned subsidiaries for the purpose of facilitating aircraft leases with airlines. The entities meet the definition of a VIE because they do not have sufficient equity to operate without ILFC's subordinated financial support in the form of intercompany notes which serve as equity. ILFC fully consolidates the entities, controls all the activities of the entities and fully guarantees the activities of the entities. AIG has not included these entities in the above table as they are wholly owned and there are no other variable interests in the entities other than those of ILFC.

RMBS, CMBS, OTHER ABS AND CDOS

    AIG, through its insurance company subsidiaries, is a passive investor in RMBS, CMBS, other ABS and CDOs primarily issued by domestic special-purpose entities. AIG generally does not sponsor or transfer assets to, or act as the servicer to these asset-backed structures, and was not involved in the design of these entities.

    AIG, through its Direct Investment book, also invests in CDOs and similar structures, which can be cash-based or synthetic and are managed by third parties. The role of Direct Investment book is generally limited to that of a passive investor in structures AIG does not manage.

    AIG's maximum exposure in these types of structures is limited to its investment in securities issued by these entities. Based on the nature of AIG's investments and its passive involvement in these types of structures, AIG has determined that it is not the primary beneficiary of these entities. AIG has not included these entities in the above table; however, the fair values of AIG's investments in these structures are reported in Notes 6 and 7 herein.

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

AIG 2011 Form 10-K            287

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value. A bifurcated embedded derivative is measured at fair value and accounted for in the same manner as a free standing derivative contract. The corresponding host contract is accounted for according to the accounting guidance applicable for that instrument. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheet. See Note 6 herein for additional information on embedded policy derivatives.

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	December 31, 2011				December 31, 2010
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)	Notional Amount(a)	Fair Value(b)

Derivatives designated as hedging instruments:
Interest rate contracts(c)	$-	$-	$481	$38	$1,471	$156	$626	$56
Foreign exchange contracts	-	-	180	1	-	-	-	-
Derivatives not designated as hedging instruments:
Interest rate contracts(c)	72,660	8,286	73,248	6,870	150,966	14,048	118,783	9,657
Foreign exchange contracts	3,278	145	3,399	178	2,495	203	4,105	338
Equity contracts(d)	4,748	263	18,911	1,126	5,002	358	15,666	774
Commodity contracts	691	136	861	146	944	92	768	67
Credit contracts	407	89	25,857	3,366	2,046	379	62,715	4,180
Other contracts(e)	24,305	741	2,125	372	27,333	1,075	2,190	308

Total derivatives not designated as hedging instruments	106,089	9,660	124,401	12,058	188,786	16,155	204,227	15,324

Total derivatives	$106,089	$9,660	$125,062	$12,097	$190,257	$16,311	$204,853	$15,380

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

(c)
Includes cross currency swaps.

(d)
Notional amount of derivative liabilities and fair value of derivative liabilities include $18,254 million and $918 million, respectively, at December 31, 2011, and $14,107 million and $445 million, respectively, at December 31, 2010, related to bifurcated embedded derivatives. At December 31, 2010, these respective amounts were previously included in Other Contracts.

(e)
Consist primarily of contracts with multiple underlying exposures.

288            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheet:

	December 31, 2011				December 31, 2010
	Derivative Assets		Derivative Liabilities(a)		Derivative Assets		Derivative Liabilities(a)
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

AIGFP derivatives	$86,128	$7,063	$90,241	$8,854	$168,033	$12,268	$173,226	$12,379
All other derivatives(b)	19,961	2,597	34,821	3,243	22,224	4,043	31,627	3,001

Total derivatives, gross	$106,089	9,660	$125,062	12,097	$190,257	16,311	$204,853	15,380

Counterparty netting(c)		(3,660)		(3,660)		(6,298)		(6,298)
Cash collateral(d)		(1,501)		(2,786)		(4,096)		(2,902)

Total derivatives, net		4,499		5,651		5,917		6,180

Less: Bifurcated embedded derivatives		-		918		-		445

Total derivatives on consolidated balance sheet		$4,499		$4,733		$5,917		$5,735

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

 COLLATERAL

    AIG engages in derivative transactions directly with unaffiliated third parties in most cases under International Swaps and Derivatives Association, Inc. (ISDA) agreements. Many of the ISDA agreements also include Credit Support Annex (CSA) provisions, which generally provide for collateral postings at various ratings and threshold levels. AIG attempts to reduce its risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis. AIG minimizes the risk that counterparties to transactions might be unable to fulfill their contractual obligations by monitoring counterparty credit exposure and collateral value and generally requiring additional collateral to be posted to AIG upon the occurrence of certain events or circumstances. In addition, a significant portion of the derivative transactions have provisions that require collateral to be posted by AIG upon a downgrade of AIG's long-term debt ratings or give the counterparty the right to terminate the transaction. In the case of some of the derivative transactions, as an alternative to posting collateral and subject to certain conditions, AIG may assign the transaction to an obligor with higher debt ratings or arrange for a substitute guarantee of AIG's obligations by an obligor with higher debt ratings or take other similar action. The actual amount of collateral required to be posted to counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade.

    Collateral posted by AIG to third parties for derivative transactions was $4.7 billion and $4.3 billion at December 31, 2011 and 2010, respectively. This collateral can generally be repledged or resold by the counterparties. Collateral obtained by AIG from third parties for derivative transactions was $1.6 billion and $4.2 billion at December 31, 2011 and 2010, respectively. This collateral can generally be repledged or resold by AIG.

AIG 2011 Form 10-K            289

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HEDGE ACCOUNTING

    AIG designated certain derivatives entered into by AIG Markets with third parties as cash flow hedges of certain debt issued by ILFC and designated certain derivatives entered into by AIG's insurance subsidiaries with third parties as fair value hedges of available-for-sale investment securities held by such subsidiaries. The fair value hedges include foreign currency forwards designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. With respect to the cash flow hedges, interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate.

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

    AIG uses foreign currency denominated debt as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. AIG records the change in the carrying amount of these investments related to the effective portion of the hedge in the foreign currency translation adjustment within Accumulated other comprehensive income (loss). Simultaneously, the ineffective portion, if any, is recorded in earnings. If (i) the notional amount of the hedging debt matches the designated portion of the net investment and (ii) the hedging debt is denominated in the same currency as the functional currency of the hedged net investment, no ineffectiveness is recorded in earnings. For the years ended December 31, 2011 and 2010, AIG recognized gains (losses) of $(13) million and $28 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive loss related to the net investment hedge relationships.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships in the Consolidated Statement of Operations:

Years Ended December 31, (in millions)	2011	2010

Interest rate contracts(a)(b):
Gain (loss) recognized in earnings on derivatives	$(4)	$196
Gain (loss) recognized in earnings on hedged items(c)	153	(25)
Gain recognized in earnings for ineffective portion and amount excluded from effectiveness testing	-	27

(a)
Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital gains (losses). Includes $27 million for 2010 related to the ineffective portion.

(b)
Includes immaterial amounts related to Foreign exchange contracts.

(c)
Includes $149 million for 2011 and $144 million for 2010, representing the amortization of debt basis adjustment following the discontinuation of hedge accounting recorded in Other income and Net realized capital gains (losses).

290            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships in the Consolidated Statement of Operations:

Years Ended December 31, (in millions)	2011	2010

Interest rate contracts(a):
Loss recognized in OCI on derivatives	$(5)	$(33)
Loss reclassified from Accumulated OCI into earnings(b)	(55)	(84)
Loss recognized in earnings on derivatives for ineffective portion	-	(6)

(a)
Gains and losses reclassified from Accumulated other comprehensive loss are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At December 31, 2011, $17 million of the deferred net loss in Accumulated other comprehensive loss is expected to be recognized in earnings during the next 12 months.

 DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments in the Consolidated Statement of Operations:

	Gains (Losses) Recognized in Earnings
Years Ended December 31, (in millions)
	2011	2010

By Derivative Type:
Interest rate contracts(a)	$601	$254
Foreign exchange contracts	137	(123)
Equity contracts(b)	(263)	427
Commodity contracts	4	1
Credit contracts	337	1,227
Other contracts	47	545

Total	$863	$2,331

By Classification:
Premiums	$113	$75
Net investment income	8	18
Net realized capital gains	96	726
Other income	646	1,512

Total	$863	$2,331

(a)
Includes cross currency swaps.

(b)
Includes embedded derivative gains (losses) of $ (397) million and $423 million, for the years ended December 31, 2011 and December 31, 2010, respectively.

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

AIG 2011 Form 10-K            291

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, to reduce its credit risk, at December 31, 2011, AIGFP has entered into credit derivative transactions with respect to $196 million of securities to economically hedge its credit risk.

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

292            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the AIGFP super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

	Net Notional Amount
			Fair Value of Derivative (Asset) Liability at December 31,		Unrealized Market Valuation Gain (Loss) Years Ended December 31,
	December 31,
(in millions)	2011(a)	2010(a)	2011(b)(c)	2010(b)(c)	2011(c)	2010(c)

Regulatory Capital:
Corporate loans	$1,830	$5,193	$-	$-	$-	$-
Prime residential mortgages(d)	3,653	31,613	-	(190)	6	53
Other	887	1,263	9	17	8	4

Total	6,370	38,069	9	(173)	14	57

Arbitrage:
Multi-sector CDOs(e)	5,476	6,689	3,077	3,484	249	663
Corporate debt/CLOs(f)	11,784	12,269	127	171	44	(67)

Total	17,260	18,958	3,204	3,655	293	596

Mezzanine tranches(d)(g)	989	2,823	10	198	32	(55)

Total	$24,619	$59,850	$3,223	$3,680	$339	$598

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of $26 million and ($133) million in the years ended December 31, 2011 and 2010, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During 2011, AIGFP terminated two super senior prime residential mortgage transactions, with a combined net notional amount of $24.1 billion, that had previously been the subject of a collateral dispute. In addition, AIGFP terminated all of the related mezzanine tranches and hedge transactions related to those mezzanine tranches, with a combined net notional amount of $2.2 billion. The transactions were terminated at values that approximated their collective fair values at the time of termination.

(e)
During 2011, AIGFP liquidated one multi-sector super senior CDS transaction with a net notional amount of $188 million. The primary underlying collateral components, which consisted of individual ABS CDS transactions, were sold in an auction to counterparties, including AIGFP, at their approximate fair value at the time of the liquidation. AIGFP was the winning bidder on approximately $107 million of individual ABS CDS transactions, which are reported in written single name credit default swaps as of December 31, 2011. During 2011, AIGFP also paid $37 million to its counterparties with respect to multi-sector CDOs. Multi-sector CDOs also include $4.6 billion and $5.5 billion in net notional amount of credit default swaps written with cash settlement provisions at December 31, 2011 and December 31, 2010, respectively.

(f)
Corporate debt/CLOs include $1.2 billion and $1.3 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at December 31, 2011 and December 31, 2010, respectively.

(g)
Net of offsetting purchased CDS of $1.4 billion in net notional amount at December 31, 2010. There were no offsetting purchased CDSs at December 31, 2011.

    The expected weighted average maturity of AIGFP's super senior credit derivative portfolios as of December 31, 2011 was 0.72 years for the regulatory capital corporate loan portfolio, 0.41 years for the regulatory capital prime residential mortgage portfolio, 3.78 years for the regulatory capital other portfolio, 6.42 years for the multi-sector CDO arbitrage portfolio and 4.18 years for the corporate debt/CLO portfolio.

AIG 2011 Form 10-K            293

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Given the current performance of the underlying portfolios, the level of subordination of the credit protection written by AIGFP and AIGFP's own assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIGFP does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief.

    Because of long-term maturities of the CDS in the arbitrage portfolio, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

AIGFP Written Single Name Credit Default Swaps

    AIGFP has also entered into credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits, with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy allowing AIGFP to earn the net spread between CDS it wrote and ones it purchased. At December 31, 2011, the net notional amount of these written CDS contracts was $380 million, including ABS CDS transactions assumed by AIGFP from a liquidated multi-sector super senior CDS transaction. AIGFP has hedged these exposures by purchasing offsetting CDS contracts of $70 million in net notional amount. The net unhedged position of approximately $310 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 19.13 years. At December 31, 2011, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $89 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIGFP would normally have the option to settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    AIGFP wrote these CDS contracts under ISDA Master Agreements. The majority of these Master Agreements include CSAs that provide for collateral postings at various ratings and threshold levels. At December 31, 2011, AIGFP had posted $112 million of collateral under these contracts.

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

294            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    These contracts were written through AIG Markets, which then transacted directly with unaffiliated third parties under ISDA agreements. As of December 31, 2011, the notional amount of written CDS contracts was $1.1 billion with an average credit rating of BBB+. At that date, the average remaining maturity of the written CDS contracts was less than one year and the fair value of the derivative liability (which represents the carrying value) of the MIP's written CDS contracts was $13 million.

    The majority of the ISDA agreements include CSA provisions, which provide for collateral postings at various ratings and threshold levels. At December 31, 2011, $2 million of collateral was posted for CDS contracts related to the MIP. The notional amount represents the maximum exposure to loss on the written CDS contracts. However, because of the average investment grade rating and expected default recovery rates, actual losses are expected to be less.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, AIG Markets would normally have the option to settle the position on behalf of the MIP through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit (physical settlement).

Credit Risk-Related Contingent Features

    AIG engages in derivative transactions directly with unaffiliated third parties under ISDA agreements. Many of the ISDA agreements also include CSA provisions, which provide for collateral postings at various ratings and threshold levels. In addition, AIG attempts to reduce credit risk with certain counterparties by entering into agreements that enable collateral to be obtained from a counterparty on an upfront or contingent basis.

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that were in a net liability position at December 31, 2011, was approximately $4.9 billion. The aggregate fair value of assets posted as collateral under these contracts at December 31, 2011, was $5.1 billion.

    AIG estimates that at December 31, 2011, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Services, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $264 million in additional collateral postings and termination payments and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $267 million in additional collateral postings and termination payments. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of December 31, 2011. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

AIG 2011 Form 10-K            295

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Effective July 1, 2010, AIG elected to account for its investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. Through June 30, 2010, these hybrid securities had been accounted for as available for sale securities, and had been subject to other-than-temporary impairment accounting as applicable.

    AIG's investments in these hybrid securities are reported as Bond trading securities in the Consolidated Balance Sheet. The fair value of these hybrid securities was $111 million at December 31, 2011. These securities have a current par amount of $454 million and have remaining stated maturity dates that extend to 2052.

296            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. LIABILITY FOR UNPAID CLAIMS AND CLAIMS ADJUSTMENT EXPENSE AND FUTURE POLICY BENEFITS FOR LIFE AND ACCIDENT AND HEALTH INSURANCE CONTRACTS AND POLICYHOLDER CONTRACT DEPOSITS

The following table presents the reconciliation of activity in the Liability for unpaid claims and claims adjustment expense:

Years Ended December 31, (in millions)	2011	2010	2009

Balance, beginning of year:
Liability for unpaid claims and claims adjustment expense	$91,151	$85,386	$89,258
Reinsurance recoverable	(19,644)	(17,487)	(16,803)

Total	71,507	67,899	72,455

Foreign exchange effect	353	(126)	1,416
Acquisitions(a)	-	1,538	-
Dispositions(b)	-	(87)	(9,657)
Reduction of net loss reserves due to NICO transaction	(1,703)	-	-

Losses and loss expenses incurred(c):
Current year	27,590	24,074	27,354
Prior years, other than accretion of discount(d)	195	4,182	2,771
Prior years, accretion of discount	375	(181)	313

Total	28,160	28,075	30,438

Losses and loss expenses paid(c):
Current year	11,534	9,873	11,079
Prior years	15,958	15,919	15,673

Total	27,492	25,792	26,752

Activity of discontinued operations	-	-	(1)

Balance, end of year:
Net liability for unpaid claims and claims adjustment expense	70,825	71,507	67,899
Reinsurance recoverable	20,320	19,644	17,487

Total	$91,145	$91,151	$85,386

(a)
Represents the acquisition of Fuji on March 31, 2010.

(b)
Transatlantic was deconsolidated in 2009, and 21st Century and HSB were sold in 2009.

(c)
Includes amounts related to dispositions through the date of disposition.

(d)
In 2011, includes $(414) million, $145 million and $413 million related to excess casualty, commercial specialty workers' compensation and environmental, respectively. In 2010, includes $1.1 billion, $793 million and $1.5 billion related to excess casualty, excess workers' compensation and asbestos, respectively. In 2009, includes $1.5 billion, $956 million and $151 million related to excess casualty, excess workers' compensation and asbestos, respectively.

    The 2011 net adverse development includes loss-sensitive business, for which AIG also recognized a $172 million loss-sensitive premium adjustment.

    The 2010 net adverse loss development for prior accident years primarily relates to the asbestos, excess casualty, excess workers' compensation and primary workers' compensation. Further, this charge primarily relates to accident years 2007 and prior (accident years before the financial crisis in 2008) and a significant amount relates to accident 2005 and prior (accident years prior to the start of the managed reduction in these long-tail lines of business). The 2009 charge relates to excess casualty, excess workers' compensation and asbestos lines of business.

AIG 2011 Form 10-K            297

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, the charge relates to accident years 2005 and prior (accident years prior to the start of the managed reduction in these long-tail lines of business).

    In 2010 and 2009, the reserve charges were primarily due to long-tail lines of business which have been reduced since 2006. In the case of asbestos, since 1985, standard policies have contained an absolute exclusion for asbestos and pollution-related damages. The factors driving excess casualty loss cost were primarily due to medical inflation and the exhaustion of underlying primary policies for products liability coverage and for homebuilders. In 2010, excess workers' compensation experienced significant prior year development related to the passage of the Affordable Care Act in March 2010 as management concluded that there is increased vulnerability to the risk of further cost-shifting to the excess workers' compensation class of business.

DISCOUNTING OF RESERVES

    At December 31, 2011, net loss reserves reflect a loss reserve discount of $3.18 billion, including tabular and non-tabular calculations based upon the following assumptions.

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

  •
  Certain asbestos business that was written by Chartis is discounted, when allowed by the regulator and when payments are fixed and determinable, based on the investment yields of the companies and the payout pattern for this business.

    The discount consists of the following: $777 million — tabular discount for workers' compensation in the domestic operations of Chartis and $2.32 billion — non-tabular discount for workers' compensation in the domestic operations of Chartis; and $88 million — non-tabular discount for asbestos for Chartis.

FUTURE POLICY BENEFITS

The following table presents the components of future policy benefits:

At December 31, (in millions)	2011	2010

Future policy benefits:
Long duration and structured settlement contracts	$33,322	$30,992
Short duration contracts	995	276

Total future policy benefits	$34,317	$31,268

    Long duration contract liabilities included in future policy benefits, as presented in the preceding table, result primarily from life products. Short duration contract liabilities are primarily accident and health products. The liability for future life policy benefits has been established on the basis of the following assumptions:

  •
  Interest rates (exclusive of immediate/terminal funding annuities), which vary by year of issuance and products, range from 1 percent to 9.5 percent within the first 20 years. Interest rates on immediate/terminal funding annuities are at a maximum of 13.5 percent and grade to not greater than 0.5 percent.

298            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  Mortality and surrender rates are based upon actual experience modified to allow for variations in policy form. The weighted average lapse rate, including surrenders, for individual and group life was approximately 5.3 percent.

  •
  The portions of current and prior Net income and of current unrealized appreciation of investments that can inure to the benefit of AIG are restricted in some cases by the insurance contracts and by the local insurance regulations of the jurisdictions in which the policies are in force.

  •
  Participating life business represented approximately 2.2 percent of the gross insurance in force at December 31, 2011 and 4.8 percent of gross Premiums and other considerations in 2011. The amount of annual dividends to be paid is approved locally by the boards of directors of the life companies. Provisions for future dividend payments are computed by jurisdiction, reflecting local regulations.

POLICYHOLDER CONTRACT DEPOSITS

The following table presents policyholder contract deposits liabilities:

At December 31, (in millions)	2011	2010

Policyholder contract deposits:
Annuities	$98,657	$92,672
Universal life products	12,917	12,569
Guaranteed investment contracts	6,788	8,491
Variable products – fixed account option	3,181	2,217
Corporate life products	2,239	2,203
Other investment contracts	3,116	3,221

Total policyholder contract deposits	$126,898	$121,373

    The liability for policyholder contract deposits has been established based on the following assumptions:

  •
  Interest rates credited on deferred annuities, which vary by year of issuance, range from 1 percent to, including bonuses, 9 percent. Current declared interest rates are generally guaranteed to remain in effect for a period of one year though some are guaranteed for longer periods. Withdrawal charges generally range from zero percent to 20 percent grading to zero over a period of zero to 15 years.

  •
  Guaranteed investment contracts (GICs) have market value withdrawal provisions for any funds withdrawn other than benefit responsive payments. Interest rates credited generally range from 0.4 percent to 8.5 percent. The majority of these GICs mature within five years.

  •
  Interest rates on corporate life insurance products are guaranteed at 3 percent and the weighted average rate credited in 2011 was 4.8 percent.

  •
  The universal life funds have credited interest rates of 1 percent to 8 percent and guarantees ranging from 1 percent to 5.5 percent depending on the year of issue. Additionally, universal life funds are subject to surrender charges that amount to 10.3 percent of the aggregate fund balance grading to zero over a period not longer than 20 years.

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

AIG 2011 Form 10-K            299

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reinsurance agreements with other direct insurers. Ultimate premiums from these contracts are estimated and recognized as revenue, and the unearned portions of the premiums recorded as liabilities. Experience adjustments vary according to the type of contract and the territory in which the policy is in force and are subject to local regulatory guidance.

14. VARIABLE LIFE AND ANNUITY CONTRACTS

    AIG reports variable contracts through separate accounts when investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities), and the separate account qualifies for separate account treatment. AIG also reports variable annuity and life contracts through separate accounts, or general accounts when not qualified for separate account reporting, when AIG contractually guarantees to the contract holder (variable contracts with guarantees) either (a) total deposits made to the contract less any partial withdrawals plus a minimum return (and in minor instances, no minimum returns) or (b) the highest contract value attained, typically on any anniversary date minus any subsequent withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death, annuitization, or, in other instances, at specified dates during the accumulation period. Such benefits are referred to as guaranteed minimum death benefits (GMDB), guaranteed minimum income benefits (GMIB), guaranteed minimum withdrawal benefits (GMWB) and guaranteed minimum account value benefits (GMAV). For AIG, GMDB is the most widely offered benefit.

    The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as separate account assets with an equivalent summary total reported as separate account liabilities when the separate account qualifies for separate account treatment. Assets for separate accounts that do not qualify for separate account treatment are reported as trading account assets, and liabilities are included in the respective policyholder liability account of the general account. Amounts assessed against the contract holders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in Policyholder benefits and claims incurred in the Consolidated Statement of Operations. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Consolidated Statement of Operations for those accounts that qualify for separate account treatment. Net investment income and gains and losses on trading accounts for contracts that do not qualify for separate account treatment are reported in Net investment income and are principally offset by amounts reported in Policyholder benefits and claims incurred.

The following table presents details concerning AIG's GMDB exposures:

At December 31,	2011		2010
(dollars in billions)	Net Deposits Plus a Minimum Return	Highest Contract Value Attained	Net Deposits Plus a Minimum Return	Highest Contract Value Attained

Account value(a)	$57	$12	$55	$13
Amount at risk(b)	3	2	3	1
Average attained age of contract holders by product	58 - 72 years	67 - 74 years	58 - 70 years	70 - 73 years

Range of guaranteed minimum return rates	3 - 10%		3 - 10%

(a)
Included in Policyholder contract deposits in the Consolidated Balance Sheet.

(b)
Represents the amount of death benefit currently in excess of Account value.

300            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes GMDB and GMIB liabilities for guarantees on variable contracts reflected in the general account:

Years Ended December 31, (in millions)	2011	2010

Balance, beginning of year	$412	$469
Reserve increase	120	31
Benefits paid	(87)	(88)

Balance, end of year	$445	$412

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

    The following assumptions and methodology were used to determine the GMDB liability at December 31, 2011:

  •
  Data used was up to 1,000 stochastically generated investment performance scenarios.

  •
  Mean investment performance assumptions ranged from three percent to approximately ten percent depending on the block of business.

  •
  Volatility assumption was 16 percent.

  •
  Mortality was assumed at between 50 percent and 88 percent based on various life and annuity mortality tables adjusted for recent experience.

  •
  Lapse rates vary by contract type and duration and ranged from zero percent to 40 percent.

  •
  The discount rate ranged from 3.75 percent to 10 percent and is based on the growth rate assumption for the underlying contracts in effect at the time of policy issuance.

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

    AIG contracts currently include GMAV and GMWB benefits. GMAV and GMWB features are considered to be embedded derivatives are recognized at fair value through earnings. AIG enters into derivative contracts to economically hedge a portion of the exposure that arises from GMAV and GMWB. At December 31, 2011, AIG had $14.7 billion of account values and $1.9 billion of net amount at risk that were attributable to variable annuities with GMAV and GMWB benefits. See Note 6 herein for additional fair value disclosures.

AIG 2011 Form 10-K            301

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. DEBT OUTSTANDING

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $1.9 billion in borrowings of consolidated investments:

		Year Ending
December 31, 2011 (in millions)
	Total	2012	2013	2014	2015	2016	Thereafter

AIG general borrowings	$23,923	$183	$1,470	$500	$1,001	$1,719	$19,050
AIG borrowings supported by assets	24,720	3,757	1,517	2,398	1,182	2,134	13,732
ILFC	24,364	3,023	4,006	2,991	2,766	3,234	8,344
Other subsidiaries notes, bonds, loans and mortgages payable	393	3	4	4	23	6	353

Total	$73,400	$6,966	$6,997	$5,893	$4,972	$7,093	$41,479

AIG GENERAL BORROWINGS

The following table presents maturities of AIG's general borrowings:

		Year Ending
December 31, 2011 (in millions)
	Total	2012	2013	2014	2015	2016	Thereafter

Notes and bonds payable	$12,725	$27	$1,467	$500	$999	$1,719	$8,013
Junior subordinated debt	9,327	-	-	-	-	-	9,327
Loans and mortgages payable	234	156	3	-	2	-	73
SAFG, Inc. notes and bonds payable	298	-	-	-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	1,339

Total general borrowings	$23,923	$183	$1,470	$500	$1,001	$1,719	$19,050

Notes and Bonds Payable

    In November 2011, AIG issued senior unsecured notes in exchange for specified series of its outstanding Junior Subordinated Debentures. As a result of the exchange offer, AIG issued $256 million in 6.820 percent Dollar notes due 2037, £662 million ($1.03 billion at the December 31, 2011 exchange rate) in 6.765 percent Sterling notes due 2017 and €421 million ($545 million at the December 31, 2011 exchange rate) in 6.797 percent Euro notes due 2017. For additional details regarding the exchange offer, see — Junior subordinated debt below.

    In the fourth quarter of 2010, AIG issued an aggregate of $2.0 billion in senior unsecured notes, consisting of $500 million in three-year notes and $1.5 billion in ten-year notes.

    As of December 31, 2011, approximately $5.7 billion principal amount of senior notes were outstanding under AIG's medium-term note program. The maturity dates of these notes range from 2012 to 2052. To the extent considered appropriate, AIG may enter into swap transactions to manage its effective borrowing rates with respect to these notes.

    As of December 31, 2011, the equivalent of $7.8 billion of notes were outstanding under AIG's Euro medium-term note program. The aggregate amount outstanding includes a $174 million gain resulting from foreign exchange translation into U.S. dollars related to notes issued to fund the MIP. AIG has economically hedged the currency exposure arising from its foreign currency denominated notes.

    AIG maintains a shelf registration statement in Japan, providing for the issuance of up to 300 billion Japanese Yen ($3.9 billion at the December 31, 2011 exchange rate) principal amount of senior notes and there was no balance outstanding at December 31, 2011.

302            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Junior Subordinated Debt

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

    In November 2011, AIG exchanged specified series of its outstanding Junior Subordinated Debentures for newly issued senior notes pursuant to an exchange offer. In particular, AIG exchanged (i) $312 million aggregate principal amount of its outstanding Series A-1 Junior Subordinated Debentures for $256 million aggregate principal amount of its new 6.820 percent Dollar notes due November 15, 2037, (ii) £812 million ($1.26 billion at the December 31, 2011 exchange rate) aggregate principal amount of its outstanding Series A-2 and Series A-8 Junior Subordinated Debentures for £662 million ($1.03 billion at the December 31, 2011 exchange rate) aggregate principal amount of its new 6.765 percent Sterling notes due November 15, 2017 and (iii) €591 million ($766 million at the December 31, 2011 exchange rate) aggregate principal amount of its outstanding Series A-3 Junior Subordinated Debentures for €421 million ($545 million at the December 31, 2011 exchange rate) aggregate principal amount of its new 6.797 percent Euro notes due November 15, 2017.

    The exchange resulted in a pre-tax gain on extinguishment of debt of approximately $484 million, which is reflected in Net loss on extinguishment of debt in the Consolidated Statement of Operations and a deferred gain of $65 million reflected in Other long-term debt in the Consolidated Balance Sheet, which will be amortized as a reduction to future interest expense.

    In May 2008, as adjusted for the one-for-twenty reverse split of AIG's Common Stock effective June 30, 2009, AIG raised a total of approximately $20 billion through the sale of (i) 9,835,526 shares of AIG Common Stock, in a public offering at a price per share of $760; (ii) 78.4 million Equity Units in a public offering at a price per unit of $75; and (iii) $6.9 billion in unregistered offerings of junior subordinated debentures in three series. In November 2010, AIG exchanged 49,474,600 of its Equity Units for 4,881,667 shares of AIG Common Stock plus $162 million in cash. Each Equity Unit was exchanged for 0.09867 shares of AIG Common Stock plus $3.2702 in cash. The stock and cash received by the Equity Unit holders was the result of netting payments from two separate transactions, a repurchase of the subordinated debentures and a cancellation of the stock purchase contracts. AIG recognized a loss of $104 million as a result of the exchange. Following the completion of the exchange offer, a total of 28,925,400 Equity Units remained outstanding. In 2011, AIG remarketed the three series of debentures included in the Equity Units. AIG purchased and retired all of the Series B-1, B-2 and B-3 Debentures representing $2.2 billion in aggregate principal and as a result, no Series B-1, B-2 or B-3 Debentures remain outstanding. An additional loss of $47 million was recognized from the remarketing activities.

SAFG, Inc. Notes and Bonds Payable

    At December 31, 2011, SAFG, Inc. (formerly American General Corporation) notes and bonds payable aggregating $298 million were outstanding with maturity dates ranging from 2025 to 2029 at interest rates from 6.625 percent to 7.50 percent. AIG guarantees the notes and bonds of SAFG, Inc.

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

AIG 2011 Form 10-K            303

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    At December 31, 2011, the preferred stock outstanding consisted of $300 million liquidation value of 8.5 percent preferred stock issued by American General Capital II in June 2000, $500 million liquidation value of 8.125 percent preferred stock issued by American General Institutional Capital B in March 1997 and $500 million liquidation value of 7.57 percent preferred stock issued by American General Institutional Capital A in December 1996.

AIG BORROWINGS SUPPORTED BY ASSETS

The following table presents maturities of AIG's borrowings supported by assets:

December 31, 2011 (in millions)		Year Ending
	Total	2012	2013	2014	2015	2016	Thereafter

MIP notes payable	$10,147	$2,300	$856	$1,612	$396	$1,494	$3,489
Series AIGFP matched notes and bonds payable	3,807	50	3	-	-	-	3,754
GIAs, at fair value	7,964	421	201	659	601	303	5,779
Notes and bonds payable, at fair value	2,316	778	372	63	185	337	581
Loans and mortgages payable, at fair value	486	208	85	64	-	-	129

Total borrowings supported by assets	$24,720	$3,757	$1,517	$2,398	$1,182	$2,134	$13,732

MIP Notes Payable

    On September 13, 2011, AIG raised $2.0 billion in proceeds from the issuance of senior unsecured notes, comprised of $1.2 billion in three-year notes and $800 million in five-year notes. The proceeds from the sale of these notes are being used to pay maturing notes that were issued by AIG to fund the MIP.

Series AIGFP Matched Notes and Bonds Payable

    At December 31, 2011, AIG has outstanding $3.25 billion principal amount of senior unsecured notes that were issued in a Rule 144A/Regulation S offering which bear interest at a per annum rate of 8.25 percent and mature in 2018. The proceeds from the sale of these notes were used by the Direct Investment book for its general corporate purposes. In addition, the Direct Investment book has used $310 million of senior notes outstanding under AIG's medium-term note program. These notes are included within "Series AIGFP matched notes and bonds payable" in the preceding tables.

GIAs at Fair Value

    Borrowings under obligations of GIAs, which are guaranteed by AIG, are recorded at fair value using discounted cash flow calculations based upon interest rates currently being offered for similar contracts and AIG's current market observable implicit credit spread rates with maturities consistent with those remaining for the contracts being valued. Obligations may be called at various times prior to maturity at the option of the counterparty. Interest rates on these borrowings are primarily fixed, vary by maturity and range up to 9.8 percent.

304            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Generally, GIAs have provisions that require collateral to be posted by AIG upon a downgrade of AIG's long-term debt ratings or, at the election of AIG and as an alternative to posting collateral and subject to certain conditions, repayment by AIG of the transactions or arrangement by AIG of a substitute guarantee of AIG's obligations by an obligor with higher debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, or the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $5.1 billion and $5.7 billion at December 31, 2011 and December 31, 2010, respectively. This collateral primarily consists of securities of U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

Notes and Bonds Payable at Fair Value

    Direct Investment book notes and bonds also include structured debt instruments whose payment terms are linked to one or more financial or other indices (such as an equity index or commodity index or another measure that is not considered to be clearly and closely related to the debt instrument). These notes contain embedded derivatives that otherwise would be required to be accounted for separately. The notes and bonds payable, including the structured debt instruments, are accounted for using the fair value option. The fair value of these obligations was determined by reference to quoted market prices, where available and appropriate, or discounted cash flow calculations based upon AIG's current market-observable implicit-credit-spread rates for similar types of obligations with maturities consistent with those remaining for the debt being valued.

The following table presents a range of maturities and interest rates by currency for AIG's borrowings supported by assets:

At December 31, 2011 (dollars in millions) Range of Maturities	Currency	Range of Interest Rates	U.S. Dollar Carrying Value

2012 - 2053	U.S. dollar	0.18 - 10.37%	$16,722
2012 - 2047	Euro	1.60 - 9.25	3,098
2012 - 2037	Japanese yen	0.01 - 3.65	2,856
2013 - 2017	Swiss franc	0.78 - 3.39	983
2014	Canadian dollar	4.90	418
2016 - 2017	Mexican peso	7.98 - 8.59	249
2012	Swedish krona	2.65	290
2015	Australian dollar	4.62 - 4.89	9
2013	Great Britain pound	1.30	44
2017 - 2018	Other	1.84 - 7.28	51

Total			$24,720

    The Direct Investment book economically hedges its notes, bonds and GIAs. As a result, certain of the interest rate or currency exposures set forth in the table above have been hedged with floating rate instruments so the stated rates may not be reflective of the all-in cost of funding after taking into account the related hedges. AIG Parent guarantees all Direct Investment book debt, except for MIP notes payable and series AIGFP matched notes and bonds payable, which are direct obligations of AIG, Inc.

AIG 2011 Form 10-K            305

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ILFC

The following table presents maturities of ILFC:

December 31, 2011 (in millions)		Year Ending
	Total	2012	2013	2014	2015	2016	Thereafter

Notes and bonds payable	$13,601	$2,018	$3,421	$1,040	$1,260	$1,000	$4,862
Junior subordinated debt	999	-	-	-	-	-	999
ECA Facility(a)	2,334	428	429	424	336	258	459
Bank financings and other secured financings(b)	7,430	577	156	1,527	1,170	1,976	2,024

Total ILFC(c)	$24,364	$3,023	$4,006	$2,991	$2,766	$3,234	$8,344

(a)
Reflects future minimum payment for ILFC's borrowings under the 2004 Export Credit Agency (ECA) Facility.

(b)
Includes $97 million of secured financings that are non-recourse to ILFC.

(c)
AIG does not guarantee these borrowings.

Notes and Bonds Payable

    At December 31, 2011, notes aggregating $13.6 billion were outstanding, consisting of $8.1 billion of term notes and $5.5 billion of medium-term notes with maturities ranging from 2012 to 2022 and interest rates ranging from 0.75 percent to 8.88 percent. Notes aggregating $800 million are at floating interest rates and the remainder are at fixed rates. ILFC enters into swap transactions to manage its effective borrowing rates with respect to these notes.

    On May 24, 2011, ILFC issued $2.25 billion aggregate principal amount of senior unsecured notes, with $1.0 billion maturing in 2016 and $1.25 billion maturing in 2019. On June 17, 2011, ILFC completed tender offers for the purchase of approximately $1.67 billion aggregate principal amount of notes with maturity dates in 2012 and 2013 for total cash consideration, including accrued interest, of approximately $1.75 billion. ILFC recorded a $61 million loss on the extinguishment of debt. On December 22, 2011, ILFC issued $650 million aggregate principal amount of 8.625 percent senior unsecured notes maturing in 2022.

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

    In addition, ILFC had a Euro medium-term note program, which it did not renew when it expired in 2011. All outstanding notes, aggregating $1.2 billion, were repaid at their maturity in August 2011. Notes issued under the Euro medium-term note program are included in ILFC "Notes and bonds payable" in the preceding table of borrowings.

Junior Subordinated Debt

    In December 2005, ILFC issued two tranches of junior subordinated debt totaling $1.0 billion. Both tranches mature on December 21, 2065, but each tranche has a different call option. The $600 million tranche had a call option date of December 21, 2010, and the $400 million tranche has a call option date of December 21, 2015. ILFC did not exercise the call option at December 21, 2010 and the interest rate on the $600 million tranche

306            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changed from a fixed interest rate of 5.90 percent to a floating rate with an initial credit spread of 1.55 percent plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. The interest rate will reset quarterly. The $400 million tranche has a fixed interest rate of 6.25 percent until the 2015 call option date, and, if ILFC does not exercise the call option, the interest rate will change to a floating rate, reset quarterly, based on the initial credit spread of 1.80 percent plus the highest of (i) 3 month LIBOR; (ii) 10-year constant maturity treasury; and (iii) 30-year constant maturity treasury. If ILFC chooses to redeem the $600 million tranche, 100 percent of the principal amount of the bonds being redeemed, plus any accrued and unpaid interest to the redemption date must be paid. If ILFC chooses to redeem only a portion of the outstanding bonds, at least $50 million principal amount of the bonds must remain outstanding.

Export Credit Agency Facility

    ILFC had a $4.3 billion 1999 Export Credit Agency Facility (1999 ECA Facility) that was used in connection with the purchase of 62 Airbus aircraft delivered through 2001. At December 31, 2010, ILFC had five loans with a remaining principal balance of $13 million outstanding under this facility. In January 2011, all of the amounts under the five remaining loans were repaid in full and no amounts remained outstanding under the 1999 ECA Facility.

    ILFC has a similarly structured 2004 Export Credit Agency Facility (2004 ECA Facility), which was amended in May 2009 to allow ILFC to borrow up to a maximum of $4.6 billion to fund the purchase of Airbus aircraft delivered through June 30, 2010. This facility is guaranteed by various European Export Credit Agencies. The interest rates are either LIBOR based with spreads ranging from (0.04) percent to 2.25 percent or at fixed rates ranging from 3.40 percent to 4.71 percent. ILFC financed 76 aircraft using approximately $4.3 billion under this facility and approximately $2.3 billion and $2.8 billion were outstanding at December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, the interest rate of the loans outstanding ranged from 0.44 percent to 4.71 percent. At December 31, 2010, the interest rate of the loans outstanding ranged from 0.43 percent to 4.71 percent. The debt is collateralized by a pledge of shares of a subsidiary of ILFC, which holds title to the aircraft financed under the facility. The net book value of the related aircraft was $4.3 billion at both December 31, 2011 and December 31, 2010.

    ILFC's current credit ratings require (i) the segregation of security deposits, maintenance reserves and rental payments received for aircraft funded under its 2004 ECA Facilities into separate accounts, controlled by the trustees of the 2004 ECA Facilities; and (ii) the filings of individual mortgages on the aircraft funded under the facility in the respective local jurisdictions in which the aircraft is registered. At December 31, 2011, ILFC had segregated security deposits, maintenance reserves and rental payments aggregating $415 million related to such aircraft. Segregated rental payments are used to pay scheduled principal and interest on the 2004 ECA Facility as they become due.

    During 2010, ILFC entered into agreements to cross-collateralize the two ECA Facilities. In conjunction with the agreement, ILFC agreed to an acceleration event, which would accelerate debt related to the ten aircraft financed during 2010 if, among other things, ILFC were to sell aircraft with an aggregate net book value exceeding an agreed upon amount, currently approximately $10.1 billion, within a period starting from the date of the agreement until December 31, 2012.

    Borrowings with respect to these facilities are included in ILFC's notes and bonds payable in the preceding table of borrowings. New financings are no longer available to ILFC under either the 1999 or 2004 ECA facility.

Bank Financings and Other Secured Financings

    In 2010, ILFC amended its $2.5 billion revolving credit facility to, among other things, extend the maturity date of $2.16 billion from October 2011 to October 2012, with the loan secured by aircraft with an appraised value of not less than 133 percent of the principal amount of the outstanding loans, and increased the interest rate by 150

AIG 2011 Form 10-K            307

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis points resulting in an interest rate of 2.44 percent. As of December 31, 2011, ILFC had paid down $2.0 billion of this revolving credit facility. The amended facility prohibits ILFC from re-borrowing amounts repaid under this facility for any reason; therefore, the size of the outstanding facility and the total funded amount under the credit facility was $457 million at December 31, 2011. The interest rate of the credit facility was 2.44 percent at December 31, 2011.

    At December 31, 2011, AeroTurbine Inc., a wholly-owned subsidiary of ILFC, had a balance of $269 million on its secured four-year credit facility. The maturity of the credit facility is December 2015 and the interest rate is 3.28 percent. ILFC is a guarantor under the four-year credit facility.

    In addition, at December 31, 2011, ILFC has other secured financings of approximately $6.7 billion that mature through 2018, with interest rates ranging from 3.33 percent to 7.13 percent.

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

    On March 17, 2010, ILFC entered into a $750 million term loan agreement secured by 43 aircraft and all related equipment and leases. The loan matures on March 17, 2015, and bears interest at LIBOR plus a margin of 4.75 percent with a LIBOR floor of 2.0 percent. The principal of the loan is payable in full at maturity with no scheduled amortization; however, ILFC has the right to voluntarily prepay the loan at any time. On March 17, 2010, ILFC also entered into an additional term loan agreement of $550 million, of which $63 million is subject to the satisfaction of certain collateralization milestones. The loan is secured by 37 aircraft and all related equipment and leases. The loan matures on March 17, 2016, and bears interest at LIBOR plus a margin of 5.0 percent with a LIBOR floor of 2.0 percent. The principal of the loan is payable in full at maturity with no scheduled amortization; however, ILFC has the right to voluntarily prepay the loan at any time, subject to a 1.0 percent prepayment penalty prior to March 17, 2012.

    AIG does not guarantee any of the debt obligations of ILFC.

Uncollateralized and collateralized notes, bonds, loans and mortgages payable consisted of the following:

At December 31, 2011 (in millions)	Uncollateralized Notes/Bonds/Loans Payable	Collateralized Loans and Mortgages Payable	Total

AIG general borrowings	$234	$-	$234
Other subsidiaries notes, bonds, loans and mortgages payable*	105	288	393

Total	$339	$288	$627

*
AIG does not guarantee any of these borrowings.

 16. COMMITMENTS, CONTINGENCIES AND GUARANTEES

    In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

    Although AIG cannot currently quantify its ultimate liability for unresolved litigation and investigation matters, including those referred to below, it is possible that such liability could have a material adverse effect on AIG's consolidated financial condition or its consolidated results of operations or consolidated cash flows for an individual reporting period.

308            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) LITIGATION AND INVESTIGATIONS

    Overview.    AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG's insurance operations (including UGC), litigation arising from claims settlement activities is generally considered in the establishment of AIG's liability for unpaid claims and claims adjustment expense. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. AIG is also subject to derivative, class action and other claims asserted by its shareholders and others alleging, among other things, breach of fiduciary duties by its directors and officers and violations of insurance laws and regulations, as well as federal and state securities laws. In the case of any derivative action brought on behalf of AIG, any recovery would accrue to the benefit of AIG.

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

    AIG's life insurance companies have received industry-wide regulatory inquiries, including a multi-state audit covering compliance with unclaimed property laws and a directive from the New York Insurance Department (the New York Directive) regarding claims settlement practices. In particular, the above referenced multi-state audit seeks to require insurers to use the Social Security Death Master File (SSDMF) to identify potential deceased insureds, notwithstanding that the beneficiary or other payee has not presented the company with a valid claim, to determine whether a claim is payable and to take appropriate action. The multi-state audit covers certain policies in force at any time since 1992. The New York Directive generally requires a similar review and action although the time frame under review is different.

    AIG recorded an increase of $202 million in the estimated reserves for incurred but not reported death claims in 2011 in conjunction with the use of the SSDMF to identify potential claims not yet presented. Although AIG has enhanced its claims practices to include use of the SSDMF, it is possible that the inquiries, audits and other regulatory activity could result in the payment of additional death claims, additional escheatment of funds deemed abandoned under state laws, administrative penalties and interest. AIG believes it is adequately reserved for such claims, but there can be no assurance that the ultimate cost will not vary, perhaps materially, from its estimate. Additionally, state regulators are considering a variety of proposals that would require life insurance companies to take additional steps to identify unreported deceased policy holders.

    The National Association of Insurance Commissioners Market Analysis Working Group, led by the states of Ohio and Iowa, is conducting a multi-state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union). The examination formally commenced in September 2010 after National Union, based on the identification of certain regulatory issues related to the conduct of its accident and health insurance business, including rate and form issues, producer licensing and appointment, and vendor management, requested that state regulators collectively conduct an examination of the regulatory issues in its accident and health business. In addition to Ohio and Iowa, the lead states in the multi-state examination are Minnesota, New Jersey and Pennsylvania, and currently a total of 38 states have agreed to participate in the multi-state examination. As part of the multi-state examination, the following Interim Consent Orders were entered into with Ohio: (a) on January 7, 2011, in which National Union agreed, on a nationwide basis, to cease marketing directly to individual bank customers accident/sickness policy forms that had been approved to be sold only as policies providing blanket coverage, and to certain related remediation and audit procedures and (b) on February 14, 2012, in which National Union agreed, on a nationwide basis, to limit outbound telemarketing to certain forms and rates. A Consent Order was entered into with Minnesota on February 10, 2012, in which National Union and Travel Guard Group Inc., an AIG subsidiary,

AIG 2011 Form 10-K            309

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreed to (i) cease automatically enrolling Minnesota residents in certain insurance relating to air travel, (ii) pay a civil penalty to Minnesota of $250,000 and (iii) refund premium to Minnesota residents who were automatically enrolled in certain insurance relating to air travel. In early 2012, Chartis U.S., Inc., on behalf of itself, National Union, and certain of Chartis U.S., Inc.'s insurance companies (collectively, Chartis U.S.) and the lead regulators agreed in principle upon certain terms to resolve the multi-state examination. The terms include Chartis U.S.'s (i) payment of a civil penalty of up to $51 million, (ii) agreement to enter into a corrective action plan describing agreed-upon specific steps and standards for evaluating Chartis U.S.'s ongoing compliance with laws and regulations governing the regulatory issues identified in the examination, and (iii) agreement to pay a contingent fine in the event that Chartis U.S. fails to substantially comply with the steps and standards agreed to in the corrective action plan. As of December 31, 2011, AIG has an accrued liability equal to the amount of the civil penalty under the proposed agreement. As the terms outlined above are subject to agreement by the lead and participating states and appropriate agreements or orders, AIG (i) can give no assurance that these terms will not change prior to a final resolution of the multi-state examination that is binding on all parties and (ii) cannot predict what other regulatory action, if any, will result from resolving the multi-state examination. There can be no assurance that any regulatory action resulting from the issues identified will not have a material adverse effect on AIG's consolidated results of operations for an individual reporting period, the ongoing operations of the business being examined, or on similar business written by other AIG carriers. National Union and other AIG companies are also currently subject to civil litigation relating to the conduct of their accident and health business, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

    Industry-wide examinations conducted by the Minnesota Department of Insurance and the Department of Housing and Urban Development (HUD) on captive reinsurance practices by lenders and mortgage insurance companies, including UGC, have been ongoing for several years. Recently, the newly formed Consumer Financial Protection Bureau assumed responsibility for violations of the Real Estate Settlement Procedures Act from HUD, and assumed HUD's aforementioned ongoing investigation. UGC recently received a proposed consent order from the Minnesota Commissioner of Commerce (the MN Commissioner) which alleges that UGC violated the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and other state and federal laws in connection with its practices with captive reinsurance companies owned by lenders. UGC is currently engaged in discussions with the MN Commissioner with respect to the terms of the proposed consent order. UGC cannot predict if or when a consent order may be entered into or, if entered into, what the terms of the final consent order will be. UGC is also currently subject to civil litigation relating to its placement of reinsurance with captives owned by lenders, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

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

    Consolidated 2008 Securities Litigation.    Between May 21, 2008 and January 15, 2009, eight purported securities class action complaints were filed against AIG and certain directors and officers of AIG and AIGFP, AIG's outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York), alleging claims under the Securities Exchange Act of 1934 (the Exchange Act) or claims under the Securities Act of 1933 (the Securities Act). On March 20, 2009, the Court consolidated all eight of the purported securities class actions as In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation). Subsequently, on November 18, 2011 and January 20, 2012, two separate, though similar, securities actions were brought against

310            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AIG and certain directors and officers of AIG and AIGFP by the Kuwait Investment Office and various Oppenheimer Funds, respectively.

    On May 19, 2009, lead plaintiff in the Consolidated 2008 Securities Litigation filed a consolidated complaint on behalf of purchasers of AIG Common Stock during the alleged class period of March 16, 2006 through September 16, 2008, and on behalf of purchasers of various AIG securities offered pursuant to AIG's shelf registration statements. The consolidated complaint alleges that defendants made statements during the class period in press releases, AIG's quarterly and year-end filings, during conference calls, and in various registration statements and prospectuses in connection with the various offerings that were materially false and misleading and that artificially inflated the price of AIG Common Stock. The alleged false and misleading statements relate to, among other things, the Subprime Exposure Issues. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a)(2), and 15 of the Securities Act. On August 5, 2009, defendants filed motions to dismiss the consolidated complaint, and on September 27, 2010, the Court denied the motions to dismiss.

    On November 24, 2010 and December 10, 2010, AIG and all other defendants filed answers to the consolidated complaint denying the material allegations therein and asserting their defenses.

    On April 1, 2011, the lead plaintiff in the Consolidated 2008 Securities Litigation filed a motion to certify a class of plaintiffs. On November 2, 2011, the Court terminated the motion without prejudice to an application for restoration.

    As of February 23, 2012, plaintiffs in the Consolidated 2008 Securities Litigation have not specified an amount of alleged damages, discovery is ongoing and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

    As of February 23, 2012, the actions initiated by the Kuwait Investment Office and various Oppenheimer Funds are in their early stages, no discussions concerning potential damages have occurred and the plaintiffs have not specified an amount of alleged damages in their respective actions. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from these litigations.

    ERISA Actions – Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. On March 19, 2009, the Court consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On June 26, 2009, lead plaintiffs' counsel filed a consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues. On September 18, 2009, defendants filed motions to dismiss the consolidated amended complaint.

    On March 31, 2011, the Court granted defendants' motions to dismiss with respect to one plan at issue, and denied defendants' motions to dismiss with respect to the other two plans at issue.

AIG 2011 Form 10-K            311

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    On August 5, 2011, AIG and all other defendants filed answers to the consolidated complaint denying the material allegations therein and asserting their defenses.

    As of February 23, 2012, plaintiffs have not specified an amount of alleged damages, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

  •
  Delaware Court of Chancery.    On September 17, 2008, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery, naming as defendants certain directors and officers of AIG and its subsidiaries. On July 17, 2009 the case was stayed. On May 4, 2011, the parties filed a stipulation with the court agreeing to lift the stay, and granting plaintiff leave to file an amended complaint. On June 17, 2011, AIG filed a motion to dismiss the second amended complaint due to plaintiff's failure to make a pre-suit demand on the Board. On February 1, 2012, the Court approved a stipulation between the parties, dismissing the second amended complaint with prejudice.

312            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  •
  Superior Court for the State of California, Los Angeles County.    On November 20, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain directors and officers of AIG and its subsidiaries. On February 9, 2010, the case was stayed.

    Southern District of New York.    On January 4, 2011, Wanda Mimms, a participant in the AIG Incentive Savings Plan (the Plan), filed a purported derivative action on behalf of the Plan in the United States District Court for the Southern District of New York against PricewaterhouseCoopers, LLP (PwC) and asserting a claim for professional malpractice in conducting audits of AIG's 2007 financial statements. The complaint, as amended on April 20, 2011, also asserts a claim for breach of fiduciary duty under ERISA against members of the Plan's Retirement Board for failing to pursue a claim for professional malpractice on behalf of the Plan against PwC. On July 6, 2011, the Plan and defendants filed motions to dismiss the amended complaint. On February 16, 2012, the Court granted the motions to dismiss and dismissed the amended complaint without leave to replead.

    Canadian Securities Class Action – Ontario Superior Court of Justice.    On November 12, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported class action against AIG, AIGFP, certain directors and officers of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP, pursuant to the Ontario Securities Act. If the Court grants the application, a class plaintiff will be permitted to file a statement of claim against defendants. The proposed statement of claim would assert a class period of November 10, 2006 through September 16, 2008 (later amended to March 16, 2006 through September 16, 2008) and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act.

    On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On July 12, 2010, the Court adjourned a hearing on the motion pending a decision by the Supreme Court of Canada in another action with respect to similar issues raised in the action pending against AIG.

    In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million, and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of February 23, 2012, the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim and no merits discovery has occurred. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

    Starr International Litigation — On November 21, 2011, Starr International Company, Inc. (SICO) filed a complaint against the Department of the Treasury in the United States Court of Federal Claims, bringing claims, both individually and on behalf of all others similarly situated and derivatively on behalf of AIG (the Starr Treasury Action). The complaint challenges the government's assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the Department of the Treasury received an approximately 80 percent ownership in AIG. The complaint alleges that the interest rate imposed on AIG and the appropriation of approximately 80 percent of AIG's equity was discriminatory, unprecedented, and inconsistent with liquidity assistance offered by the Government to other comparable firms at the time and violated the Equal Protection, Due Process, and Takings Clauses of the U.S. Constitution.

    On the same day that SICO commenced the Starr Treasury Action, SICO also filed a second complaint in the United States District Court in the Southern District of New York, this one against the FRBNY bringing claims, both individually and on behalf of all others similarly situated and derivatively on behalf of AIG. This complaint also challenges the Government's assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the Department of the Treasury received an approximately 80 percent ownership in AIG. The complaint alleges that the FRBNY owed fiduciary duties to AIG as a controlling shareholder of AIG, and that the FRBNY breached these fiduciary duties by "divert[ing] the rights and assets of AIG and its shareholders to itself and favored third parties" through transactions involving ML III, an entity controlled by FRBNY, and by

AIG 2011 Form 10-K            313

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

"participating in, and causing AIG's officers and directors to participate in, the evasion of AIG's existing Common Stock shareholders' right to approve the massive issuance of the new Common Shares required to complete the Government's taking of a nearly 80 percent interest in the Common Stock of AIG." SICO also alleges that the "FRBNY has asserted that in exercising its control over, and acting on behalf of, AIG it did not act in an official, governmental capacity or at the direction of the Department of the Treasury," but that "[t]o the extent the proof at or prior to trial shows that the FRBNY did in fact act in a governmental capacity, or at the direction of the Department of the Treasury, the improper conduct . . . constitutes the discriminatory takings of the property and property rights of AIG without due process or just compensation."

    In both of the actions commenced by SICO, the only claims naming AIG as a party are derivative claims on behalf of AIG, and AIG thus faces no potential damages. The FRBNY has requested indemnification under the FRBNY Credit Facility from AIG in connection with the action against it and AIG is discussing the request and its scope with the FRBNY. On January 31, 2012 and February 1, 2012, amended complaints were filed in the Court of Claims and the Southern District of New York, respectively. These amended complaints contain additional factual allegations, but do not contain any new claims against the Department of Treasury, the FRBNY or AIG.

Other Litigation Related to AIGFP

    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At December 31, 2011, the estimated present value of expected future cash flows discounted at LIBOR was $1.5 billion, which represents AIG's maximum contractual loss from the alleged termination of the contract. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in AIG losing its entitlement to all future payments under the swap agreement and result in a loss to AIG of the full value at which AIG is carrying the swap agreement.

    Additionally, a determination that AIG triggered a "bankruptcy" event of default under the swap agreement could also, depending on the Court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities. During the third quarter of 2011, beneficiaries of certain previously repaid AIGFP guaranteed investment agreements brought an action against AIG Parent and AIGFP making "bankruptcy" event of default allegations similar to those made by Brookfield. AIG has moved to dismiss that complaint.

    On December 17, 2009, AIG and AIGFP filed a motion to dismiss Brookfield's complaint. On September 28, 2010, the Court issued a decision granting defendants' motion in part and denying it in part, holding that the complaint: (i) failed to allege that an event of default had occurred based upon defendants' failure to pay or inability to pay debts as they became due; but, (ii) sufficiently alleged that an event of default had occurred based upon other sections of the swap agreement's "bankruptcy" default provision. On January 26, 2011, Brookfield filed an amended complaint that sought to reassert, on the basis of additional factual allegations, the claims that were dismissed from the initial complaint. While AIG initially moved to dismiss the claim that Brookfield sought to reassert in its amended complaint, after Brookfield filed a second amended complaint on September 15, 2011, AIG informed the Court that, in light of the advanced stage of fact discovery in the case, it intends to defer seeking to dismiss Brookfield's claims until motions for summary judgment have been filed, when the discovery record can be considered. AIG and AIGFP filed an answer to the second amended complaint on November 8, 2011. Fact discovery is currently scheduled to conclude on May 15, 2012.

314            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    On June 29, 2010, AIG brought a petition in the Supreme Court of the State of New York, seeking to enjoin the arbitration on the ground that AIG is not a party to the securities lending agency agreements with Claimants. On July 29, 2010, the parties agreed to resolve that petition by consolidating the arbitration commenced by Claimants with a separate arbitration, commenced by AIG on June 29, 2010, in which AIG is seeking damages of Euro 17.6 million ($22.8 million at the December 31, 2011 exchange rate) from Transatlantic for breach of a Master Separation Agreement among Transatlantic, AIG and one of its subsidiary companies.

    On September 13, 2010, the AIG Respondents submitted an answer to Claimants' claims asserting, among other things, that there was no breach of the securities lending agency agreements, and that Claimants' other allegations including purported breach of fiduciary duty and fraud are not meritorious. Transatlantic submitted an answer denying liability with respect to AIG's claim on September 13, 2010. Claimants recently increased its claimed damages to an amount of approximately $500 million.

    On January 26, 2012, AIG Respondents and Claimants reached a binding agreement to terminate the arbitration proceedings and to dismiss all claims between the parties without any admission of liability by any of the parties. Pursuant to the agreement, the parties will first seek to reach an overall mediated settlement of the claims in the arbitration proceeding along with various other business matters that were not at issue in the arbitration. If a mediated resolution including all claims and outstanding business issues cannot be reached by April 30, 2012, then the parties will try to reach a mediated resolution of the securities lending claims only, including a settlement payment to Transatlantic between $45 million and $125 million. If the parties cannot reach such resolution, the parties have agreed that the mediator will, by June 1, 2012, determine the amount of a settlement payment to Transatlantic with respect to the securities lending claims in a range between $45 million and $125 million. Accordingly, AIG has accrued an amount it believes is reasonable for this settlement.

Employment Litigation against AIG and AIG Global Real Estate Investment Corporation

    Fitzpatrick matter.    On December 9, 2009, AIG Global Real Estate Investment Corporation's (AIGGRE) former President, Kevin P. Fitzpatrick, several entities he controls, and various other single purpose entities (the SPEs) filed a complaint in the Supreme Court of the State of New York, New York County against AIG and AIGGRE (the Defendants). The case was removed to the Southern District of New York, and an amended complaint was filed on March 8, 2010. The amended complaint asserts that the Defendants violated fiduciary duties to Fitzpatrick and his controlled entities and breached Fitzpatrick's employment agreement and agreements of SPEs that purportedly entitled him to carried interest fees arising out of the sale or disposition of certain real estate. Fitzpatrick has also brought derivative claims on behalf of the SPEs, purporting to allege that the Defendants breached contractual and fiduciary duties in failing to fund the SPEs with various amounts allegedly due under the SPE agreements. Fitzpatrick has also requested injunctive relief, an accounting, and that a receiver be appointed to manage the affairs of the SPEs. He has further alleged that the SPEs are subject to a constructive trust. Fitzpatrick also has alleged a violation of ERISA relating to retirement benefits purportedly due. Fitzpatrick has claimed that he is currently owed damages totaling approximately $196 million, and that potential future amounts owed to him are approximately $78 million, for a total of approximately $274 million. Fitzpatrick further

AIG 2011 Form 10-K            315

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Behm matter.    Frank Behm, former President of AIG Global Real Estate Asia Pacific, Inc. ("AIGGREAP"), has filed two actions in connection with the termination of his employment. Behm filed an action on or about October 1, 2010 in Delaware Superior Court in which he asserts claims of breach of implied covenant of good faith and fair dealing for termination in violation of public policy, deprivation of compensation, and breach of contract. Additionally, on or about March 29, 2011, Behm filed an arbitration proceeding before the American Arbitration Association alleging wrongful termination, in which he seeks the payment of carried interest or "promote" distributed through the SPEs, based on the sales of certain real estate assets. Behm also contends that he is entitled to promote as a third-party beneficiary of Kevin Fitzpatrick's employment agreement, which, Behm claims, defines broadly a class of individuals, allegedly including himself, who, with the approval of AIG's Chief Investment Officer, became eligible to receive promote payments. Behm is claiming approximately $33 million in carried interest. Multiple AIG entities (the AIG Entities) are named as parties in each of the Behm matters. The AIG Entities have filed a counterclaim in the Delaware case, contending that Behm owes them approximately $3.6 million (before pre-judgment interest) in tax equalization payments made by the AIG Entities on Behm's behalf.

    Both matters filed by Behm are premised on the same key allegations. Behm claims that the AIG Entities wrongfully terminated him from AIGGREAP in an effort to silence him for voicing opposition to allegedly improper practices concerning the amount of AIG reserves for carried interest that Behm contends is due to him and others. The AIG Entities contend that their reserves are appropriate, as Behm's claim for additional carried interest are without merit. Behm claims that, when he refused to accede to the AIG Entities' position as to the amount of carried interest due, he was targeted for investigation and subsequently terminated, purportedly for providing confidential AIG information to a competitor, and its executive search firm. Behm argues that he did not disclose any confidential information; instead, he met with several of the competitor's representatives in order to foster interest in purchasing AIGGREAP.

    The parties have finalized the selection of the arbitration panel and the arbitration hearing dates have been set for May 2012. No trial date has been set in the Delaware action. As set forth above, the possible range of loss to AIG is $0 to $33 million, although Behm claims that he is also entitled to additional unspecified amounts of carried interest and punitive damages.

False Claims Act Complaint

    On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a First Amended Complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The amended complaint alleges that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and the Maiden Lane Interests through, among other things, misrepresenting AIG's ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired

316            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from AIG and certain of its counterparties. The complaint seeks unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys' fees, costs and expenses. The complaint and amended complaints were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the amended complaint on AIG on July 11, 2011.

    On October 14, 2011, the defendants that had been served filed motions to dismiss the amended complaint, which are currently pending. The Court will hear oral argument on those motions on April 23, 2012. The Relators have not specified in their amended complaint an amount of alleged damages. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    In addition to the escrowed funds, $800 million was deposited into, and subsequently disbursed by, a fund under the supervision of the SEC, to resolve claims asserted against AIG by investors, including the securities class action and shareholder lawsuits described below. Additional amounts held in escrow totaling approximately $597 million, including interest thereon, are included in Other assets at December 31, 2011, and, as discussed below, are specifically designated to satisfy regulatory and class-action liabilities related to workers' compensation premium reporting issues. Approximately $338 million of the $597 million of the current total workers' compensation related escrow amount was originally held in an account established as part of the 2006 New York regulatory settlement and referred to as the Workers' Compensation Fund.

    On February 1, 2012, AIG was informed by the SEC that AIG had complied with the terms of the settlement order under which AIG had agreed to retain an independent consultant, and as of that date, was no longer subject to such order.

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

AIG 2011 Form 10-K            317

American International Group, Inc.

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

    On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination. The regulatory settlement agreement, which has been agreed to by all 50 states and the District of Columbia, includes, among other terms, (i) AIG's payment of $100 million in regulatory fines and penalties; (ii) AIG's payment of $46.5 million in outstanding premium taxes; (iii) AIG's agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG's ongoing compliance with state regulations governing the setting of workers' compensation insurance premium rates and the reporting of workers' compensation premiums; and (iv) AIG's agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. The $146.5 million in fines, penalties and premium taxes have been funded out of the $338 million originally held in the Workers' Compensation Fund and placed into an escrow account pursuant to the terms of the regulatory settlement agreement. The regulatory settlement is contingent upon and will not become effective until, among other events: (i) a final, court-approved settlement is reached in all the lawsuits that comprise the Workers' Compensation Premium Reporting Litigation, discussed below, including the putative class action, except that such settlement need not resolve claims between AIG and the Liberty Mutual Group in order for the regulatory settlement to become effective and (ii) a settlement is reached and consummated between AIG and certain state insurance guaranty funds that may assert claims against AIG for underpayment of guaranty-fund assessments.

    As of December 31, 2011, AIG has an accrued liability for the amounts payable under the proposed settlement.

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

318            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    On July 14, 2010, AIG approved the terms of a settlement (the Settlement) with lead plaintiffs. The Settlement is conditioned on, among other things, court approval and a minimum level of shareholder participation. Under the terms of the Settlement, if consummated, AIG would pay an aggregate of $725 million.

    On July 20, 2010, at the joint request of AIG and lead plaintiffs, the District Court entered an order staying all deadlines in the case. On November 30, 2010, AIG and lead plaintiffs executed their agreement of settlement and compromise. On November 30, 2010, lead plaintiffs filed a motion for preliminary approval of the settlement with AIG.

    On October 5, 2011, the District Court granted lead plaintiffs' motion for preliminary approval of the settlement between AIG and lead plaintiffs. Notices to class members of the settlement were mailed on October 14, 2011. On December 2, 2011, Lead Plaintiff filed a motion for final approval of the settlement and for attorneys' fees. Objections to the settlement and requests to be excluded from the settlement were due to the District Court by December 30, 2011. Only two shareholders objected to the settlement, and 25 shareholders claiming to hold less than 1.5 percent of AIG's outstanding shares at the end of the class period submitted timely and valid requests to opt out of the class. Of those 25 shareholders, seven are investment funds controlled by the same investment group, and that investment group is the only opt-out who held more than 1,000 shares at the end of the class period. By order dated February 2, 2012, the District Court granted lead plaintiffs' motion for final approval of the Settlement between AIG and lead plaintiffs. AIG has fully funded the amount of the Settlement into an escrow account. On February 17, 2012, one of the objectors filed a notice to appeal the District Court's February 2, 2012 order to the Court of Appeals for the Second Circuit.

    On January 23, 2012, AIG and the Florida pension funds, who had brought a separate securities fraud action, executed a settlement agreement. Under the terms of the settlement agreement, AIG paid $4 million.

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

AIG 2011 Form 10-K            319

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

320            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A number of complaints making allegations similar to those in the Multi-District Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-District Litigation. These additional consolidated actions are still pending in the District of New Jersey, but are currently stayed. In one of those consolidated actions, Palm Tree Computer Systems, Inc. v. Ace USA (Palm Tree), which is brought by two named plaintiffs on behalf of a proposed class of insurance purchasers, the plaintiffs allege specifically with respect to their claim for breach of fiduciary duty against the insurer defendants that neither named plaintiff nor any member of the proposed class suffered damages "exceeding $74,999 each." Plaintiffs do not specify damages as to other claims against the insurer defendants in the complaint. The plaintiffs in Palm Tree have not yet sought certification of the class, as that case has been stayed by the District Court of New Jersey. Because discovery has not been completed and the District Court has not determined if a class action is appropriate or the size or scope of any class, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Palm Tree litigation. In another consolidated action, The Heritage Corp. of South Florida v. National Union Fire Ins. Co. (Heritage), an individual plaintiff alleges damages "in excess of $75,000." Because discovery has not been completed and a precise amount of damages has not been specified, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Heritage litigation. For the remaining consolidated actions, as of February, 2012, plaintiffs have not specified an amount of alleged damages arising from these actions. AIG is therefore unable to reasonably estimate the possible loss or range of losses, if any, arising from these matters.

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

    On October 17, 2011, the Court conducted a conference and subsequently ordered that discovery and motion practice may proceed in all tag-along actions. The parties were ordered to submit a proposed scheduling order for discovery and any additional motion practice to the Court by October 31, 2011. The Court has not yet issued a scheduling order.

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

AIG 2011 Form 10-K            321

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

322            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    On August 1, 2011, the Court issued an opinion and order granting the motion for class certification and preliminarily approving the proposed class-action settlement, subject to certain minor modifications that the Court noted the parties already had agreed to make. The opinion and order became effective upon the entry of a separate Findings and Order Preliminarily Certifying a Settlement Class and Preliminarily Approving Proposed Settlement on August 5, 2011. Liberty Mutual sought leave from the United States Court of Appeals for the Seventh Circuit to appeal the August 5, 2011 class certification decision, which was denied on August 19, 2011. Notice of the settlement was issued to the class members on August 19, 2011 advising that any class member wishing to opt out of or object to the class — action settlement was required to do so by October 3, 2011. RLI Insurance Company and its affiliates, which were to receive less than one thousand dollars under the proposed settlement, sent the only purported opt-out notice. Liberty Mutual, including its subsidiaries Safeco and Ohio Casualty, and the Kemper group of insurance companies, through their affiliate Lumbermens Mutual Casualty, were the only two objectors. AIG and the settling class plaintiffs filed responses to the objectors' submissions on October 28, 2011. The Court conducted a final fairness hearing on November 29, 2011. On December 21, 2011, the Court issued an order granting final approval of the settlement, but staying that ruling pending a forthcoming opinion. On January 19, 2012, Liberty Mutual and Safeco and Ohio Casualty filed notices of their intent to appeal the Court's order granting class-action settlement approval.

    The $450 million settlement amount, which is currently held in escrow pending final resolution of the class-action settlement, was funded in part from the approximately $191.5 million remaining in the Workers' Compensation Fund, after the transfer of the $146.5 million in fines, penalties, and premium taxes discussed in the NAIC Examination of Workers' Compensation Premium Reporting matter above into a separate escrow account pursuant to the regulatory settlement agreement. In the event that the proposed class action settlement is not approved, the litigation will resume. As of December 31, 2011, AIG has an accrued liability equal to the amounts payable under the settlement.

AIG 2011 Form 10-K            323

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    In November 2007, the trial court dismissed the intervenors' complaint against the Lawyer Defendants, and the Alabama Supreme Court affirmed that dismissal in September 2008. After the case was sent back down to the trial court, the intervenors retained additional counsel and filed an Amended Complaint in Intervention that named only Caremark and AIG and various subsidiaries as defendants, purported to bring claims against all defendants for deceit and conspiracy to deceive, and purported to bring a claim against AIG and its subsidiaries for aiding and abetting Caremark's alleged deception. The defendants moved to dismiss the Amended Complaint in Intervention, and the plaintiffs moved to disqualify all of the lawyers for the intervenors because, among other things, the newly retained firm had previously represented Caremark. The intervenors, in turn, moved to disqualify the lawyers for the plaintiffs in the first-filed action. The cross-motions to disqualify were withdrawn after the two sets of plaintiffs agreed that counsel for the original plaintiffs would act as lead counsel, and intervenors also withdrew their Amended Complaint in Intervention. The trial court approved all of the foregoing steps and, in April 2009, established a schedule for class action discovery that was to lead to a hearing on class certification in March 2010. The Court has since appointed a special master to oversee class action discovery and has directed the parties to submit a new discovery schedule after certain discovery disputes are resolved. Class discovery is ongoing. A class certification hearing has been set for March 2012, but it is expected to be adjourned until later in the Spring.

    As of February 23, 2012, the parties have not completed class action discovery, general discovery has not commenced, and the court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

(B) COMMITMENTS

Flight Equipment

    At December 31, 2011, ILFC had committed to purchase 232 new aircraft and 26 additional aircraft, mostly through sale-leaseback transactions with airlines, deliverable from 2012 through 2019, with aggregate estimated total remaining payments of approximately $19.0 billion. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

324            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the minimum future rental income on noncancelable operating leases of flight equipment that has been delivered:

At December 31, 2011 (in millions)

2012	$4,091
2013	3,585
2014	2,900
2015	2,180
2016	1,570
Remaining years after 2016	1,701

Total	$16,027

    Flight equipment is leased under operating leases with remaining terms ranging from one to fourteen years.

Lease Commitments

    AIG and its subsidiaries occupy leased space in many locations under various long-term leases and have entered into various leases covering the long-term use of data processing equipment.

The following table presents the future minimum lease payments under operating leases:

At December 31, 2011 (in millions)

2012	$422
2013	332
2014	234
2015	181
2016	151
Remaining years after 2016	428

Total	$1,748

    Rent expense was $482 million, $587 million and $733 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts include $24 million, $118 million and $206 million attributable to discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Commitments

    In the normal course of business, AIG enters into commitments to invest in private equity funds, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.8 billion at December 31, 2011.

    AIG is obligated, subject to certain conditions, to make any payment that is not promptly paid with respect to the benefits accrued by certain employees of AIG and its subsidiaries under the SICO Plans (as discussed in (c) below under "Benefits Provided by Starr International Company, Inc.").

AIG 2011 Form 10-K            325

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C) CONTINGENCIES

Liability for unpaid claims and claims adjustment expense

    Although AIG regularly reviews the adequacy of the established Liability for unpaid claims and claims adjustment expense, there can be no assurance that AIG's loss reserves will not develop adversely and have a material adverse effect on its results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include general liability, commercial automobile liability, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, D&O and products liability. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. There is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in inflation or in the judicial environment, or in other social or economic phenomena affecting claims, such as the effects that the recent disruption in the credit markets could have on reported claims under professional liability coverages.

Benefits Provided by Starr International Company, Inc.

    SICO has provided a series of two-year Deferred Compensation Profit Participation Plans (SICO Plans) to certain AIG employees. The SICO Plans were created in 1975 when the voting shareholders and Board of Directors of SICO, a private holding company whose principal asset was AIG Common Stock, decided that a portion of the capital value of SICO should be used to provide an incentive plan for the current and succeeding managements of all American International companies, including AIG.

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

    Under the Starr International Company, Inc. Assurance Agreement, dated as of June 27, 2005 (SICO Assurance Agreement), AIG has agreed that, in the event that SICO does not promptly deliver the shares as required under the express terms of the SICO Plans to participants who were employees of AIG and its subsidiaries as of May 18, 2005, AIG will pay the benefits due under the SICO Plans. At December 31, 2011, the maximum number of shares of AIG Common Stock that AIG could be required to deliver under the SICO Assurance Agreement was 195,908.

326            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(D) GUARANTEES

Subsidiaries

    AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP.

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at December 31, 2011 was $437 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of a scheduled payment to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

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

AIG 2011 Form 10-K            327

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    In connection with the indemnity obligations described above, as of December 31, 2011, approximately $1.6 billion of proceeds from the ALICO Sale were on deposit in an escrow arrangement. The amount required to be held in escrow declines to zero in April 2013, with claims submitted related to the indemnifications reducing the amount that can be released to AIG. Escrow releases to AIG are generally required to be applied towards the reduction of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests. The escrow arrangement, as of December 31, 2011, consists of $3.0 billion of initial cash proceeds from the sale of MetLife securities received upon the completion of the ALICO Sale, less the following payments to MetLife from the escrow account in connection with the indemnification for various claims under the terms of the ALICO Sale: (i) approximately $300 million for taxes as described above and (ii) approximately $150 million during 2011 in connection with the previously disclosed litigation relating to Italian internal fund suspensions, U.K. internal fund suspensions, and various tax and other indemnity claims. On November 1, 2011, in accordance with the MetLife escrow agreement from the ALICO Sale, approximately $918 million was released to AIG. These proceeds were applied to pay down a portion of the liquidation preference of the Department of the Treasury's AIA SPV Preferred Interests pursuant to the Master Transaction Agreement, dated as of December 8, 2010, among AIG, the SPVs, the FRBNY, the Department of the Treasury and the Trust.

AGF Sale

    On November 30, 2010, AIG completed the sale of AGF. In accordance with the terms of the sale, AIG has made certain customary representations, warranties and covenants in the stock purchase agreement in which AIG agreed to provide the purchaser with certain indemnities.

AIG Star and AIG Edison Sale

    Pursuant to the terms of the AIG Star and AIG Edison stock purchase agreement, AIG has agreed to provide Prudential Financial, Inc. with certain indemnities, the most significant of which is indemnification related to breaches of general representations and warranties that result in losses that exceed 4.1 billion Yen ($53 million at the December 31, 2011 exchange rate), with a maximum payout of 102 billion Yen ($1.3 billion at the December 31, 2011 exchange rate). Except for certain specified representations and warranties that may have a longer survival period, the indemnification extends until November 1, 2012.

Other

•
See Note 11 herein for commitments and guarantees associated with VIEs.

•
See Note 12 herein for disclosures on derivatives, including AIGFP and MIP written credit default swaps and other derivatives with credit risk-related contingent features.

•
See Note 24 herein for additional disclosures on guarantees of outstanding debt.

328            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. TOTAL EQUITY AND EARNINGS (LOSS) PER SHARE

SHARES OUTSTANDING

The following table presents a rollforward of outstanding shares:

	Preferred Stock
Year Ended December 31, 2011	AIG Series E	AIG Series F	AIG Series C	AIG Series G	Common Stock Issued	Treasury Stock	Outstanding Shares

Shares, beginning of year	400,000	300,000	100,000	-	147,124,067	(6,660,908)	140,463,159
Issuances	-	-	-	20,000	100,799,653	-	100,799,653
Settlement of equity unit stock purchase contracts	-	-	-	-	3,606,417	-	3,606,417
Shares exchanged	(400,000)	(300,000)	(100,000)	-	1,655,037,962	(11,678)	1,655,026,284
Shares repurchased	-	-	-	-	-	(3,074,031)	(3,074,031)
Shares cancelled	-	-	-	(20,000)	-	-	-

Shares, end of year	-	-	-	-	1,906,568,099	(9,746,617)	1,896,821,482

    See Note 1 herein for a discussion of the Recapitalization, the May 2011 Common Stock Offering and Sale and AIG's authorized stock repurchases.

PREFERRED STOCK AND RECAPITALIZATION

    At December 31, 2010, a total of $7.5 billion was outstanding under the Department of the Treasury Commitment (Series F). On January 14, 2011, AIG completed the Recapitalization in which the Series C Preferred Stock, the Series E Preferred Stock and the Series F Preferred Stock were exchanged for AIG Common Stock and the Series G Preferred Stock was issued. In connection with the Recapitalization, AIG repaid all amounts outstanding under the FRBNY Credit Facility. In connection with the May Common Stock Offering (described below under May 2011 Common Stock Offering and Sale), the Series G Preferred Stock was cancelled.

AIG 2011 Form 10-K            329

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the principal Consolidated Balance Sheet line items affected by the Recapitalization on January 14, 2011, further described in Note 1 herein:

	Effect of Recapitalization
Increase (Decrease) (dollars in millions)	Repayment and Termination of FRBNY Credit Facility(a)	Repurchase and Exchange of SPV Preferred Interests		Exchange of Preferred Stock for Common Stock(c)	Total Effect of Recapitalization

Other assets	$(24,297)	$(6,140	)(b)	$-	$(30,437)
Other liabilities	(325)	-		-	(325)
Federal Reserve Bank of New York credit facility	(20,689)	-		-	(20,689)
Redeemable noncontrolling nonvoting, callable, junior preferred interests held by Department of Treasury	-	20,292		-	20,292
AIG shareholders' equity:
Preferred stock
Series C preferred stock	-	-		(23,000)	(23,000)
Series E preferred stock	-	-		(41,605)	(41,605)
Series F preferred stock	-	20,292		(7,378)	(7,378)
		(20,292)
Series G preferred stock; 20,000 shares issued; liquidation value $0(d)	-	-		-	-
Common stock	-	-		4,138	4,138
Additional paid-in capital	-	-		67,845	67,845
Retained Earnings	(3,283)	-		-	(3,283)
Noncontrolling nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	(26,432)		-	(26,432)
Shares outstanding				1,655,037,962	1,655,037,962

(a)
Repayment and Termination of the FRBNY Credit Facility – Funds held in escrow and included in Other assets from the AIA IPO and the ALICO sale were used to repay the FRBNY Credit Facility. The adjustments to Other assets and Accumulated deficit reflects the write-off of the unamortized portion of the net prepaid commitment fee asset.

(b)
Repurchase and Exchange of SPV Preferred Interests – AIG used remaining net cash proceeds from the AIA IPO and the ALICO sale to pay down a portion of the liquidation preference on the SPV Preferred Interests held by the FRBNY and drew down approximately $20.3 billion under the Department of the Treasury Commitment (Series F) to repurchase the FRBNY's remaining SPV Preferred Interests, which AIG then transferred to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock.

(c)
Exchange of AIG's Series C, E and F Preferred Stock for AIG Common Stock. The adjustments represent the exchange of Series C Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock for AIG Common Stock. As a result of the Recapitalization, the Department of the Treasury acquired 1,655,037,962 shares of newly issued AIG Common Stock.

(d)
In connection with the May Common Stock Offering, the Series G Preferred Stock was cancelled.

330            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a rollforward of preferred stock:

(in millions)	AIG Series E	AIG Series F	AIG Series C	AIG Series D	Total Preferred Stock

Balance, January 1, 2009	$-	$-	$-	$40,000	$40,000
AIG Series C issuance	-	-	23,000	-	23,000
AIG Series D exchange for AIG Series E	41,605	-	-	(40,000)	1,605
AIG Series F drawdown	-	5,344	-	-	5,344
AIG Series F commitment fee	-	(165)	-	-	(165)

Balance, December 31, 2009	$41,605	$5,179	$23,000	$-	$69,784

AIG Series F drawdown	-	2,199	-	-	2,199

Balance, December 31, 2010	$41,605	$7,378	$23,000	$-	$71,983

Shares Exchanged	(41,605)	(7,378)	(23,000)	-	(71,983)

Balance, December 31, 2011	$-	$-	$-	$-	$-

COMMON STOCK

AIG Treasury Stock Retirement

    On November 30, 2009, AIG retired 6,111,158 common shares included in Treasury stock, which had a carrying value of $7.4 billion. These shares were returned to AIG's authorized but unissued common stock. AIG accounted for the retirement by reducing common stock by $15 million and Additional paid-in capital by $7.4 billion.

Dividends

    Following the Recapitalization on January 14, 2011, and pursuant to the terms of the Series G Preferred Stock, AIG was not able to declare or pay any cash dividends on the AIG Common Stock while the Series G Preferred Stock was outstanding. In addition, AIG was unable to pay dividends under the terms of other series of AIG preferred stock that were outstanding from November 2008 through January 14, 2011.

    The Series G Preferred Stock was cancelled in connection with AIG's public offering of AIG Common Stock in May 2011. After the cancellation of the Series G Preferred Stock, there have been no contractual restrictions on AIG's ability to pay dividends.

    Any payment of dividends will require the approval of AIG's Board of Directors (the Board), in its discretion, from funds legally available therefor. The Board may consider AIG's financial position, the performance of its businesses, its consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities and other factors in determining the payment of dividends, if any.

Share Issuances and Repurchases

May 2011 Common Stock Offering and Sale

    On May 27, 2011, AIG and the Department of the Treasury, as the selling shareholder, completed a registered public offering of AIG Common Stock. AIG issued and sold 100 million shares of AIG Common Stock for aggregate net proceeds of approximately $2.9 billion and the Department of the Treasury sold 200 million shares of AIG Common Stock. AIG did not receive any of the proceeds from the sale of the shares of AIG Common Stock by the Department of the Treasury. Of the net proceeds AIG received from this offering, $550 million was used to fund the Consolidated 2004 Securities Litigation settlement (see Note 16 herein). As required by the Registration Rights Agreement, AIG paid the underwriting discount as well as certain expenses with respect to the

AIG 2011 Form 10-K            331

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Repurchases

    In November 2011, AIG's Board of Directors authorized the repurchase of shares of AIG Common Stock, with an aggregate purchase amount of up to $1 billion from time to time in the open market, through derivative or automatic purchase contracts or otherwise. This authorization replaces all prior Common Stock repurchase authorizations.

    AIG repurchased a total of 3,074,031 shares of AIG Common Stock for approximately $70 million in 2011. The timing of additional repurchases will depend on market conditions, AIG's financial condition, results of operations, liquidity, rating agency considerations and other factors.

Equity Units

    In May 2008, AIG sold 78.4 million equity units (the Equity Units) at a price per unit of $75 for gross proceeds of $5.88 billion. The Equity Units included a stock purchase contract obligating the holder of an Equity Unit to purchase, and obligating AIG to sell, a variable number of shares of AIG Common Stock for $25 in cash.

    AIG was obligated to pay quarterly contract adjustment payments to the holders of the stock purchase contracts under the Equity Units, at an initial annual rate of 2.71 percent applied to the stated amount. The present value of the contract adjustment payments, $431 million, was recognized at inception as a liability (a component of Other liabilities), and was recorded as a reduction to Additional paid-in capital.

    In addition to the stock purchase contracts, as part of the Equity Units, AIG issued $1.96 billion of each of the Series B-1, B-2 and B-3 junior subordinated debentures, which initially paid interest at rates of 5.67 percent, 5.82 percent and 5.89 percent, respectively.

    The junior subordinated debentures were recorded as Other long-term debt in the Consolidated Balance Sheet. The principal amount owed by AIG on the subordinated debentures was equal to the amount owed to AIG under the related stock purchase contract.

    On November 23, 2010, AIG commenced an offer to exchange up to 74,480,000 of its Equity Units for consideration per Equity Unit equal to 0.09867 share of AIG Common Stock plus $3.2702 in cash (the Exchange Offer). The stock and cash received was the result of netting payments from two separate transactions, a repurchase of the subordinated debentures and a cancellation of the stock purchase contracts.

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

    In 2011, AIG remarketed the three series of debentures included in the Equity Units. AIG purchased and retired all of the Series B-1, B-2 and B-3 Debentures representing $2.2 billion in aggregate principal and as a result, no Series B-1, B-2 or B-3 Debentures remain outstanding. As of December 31, 2011, AIG had issued approximately 1.8 billion shares of AIG Common Stock in connection with the settlement of the stock purchase contracts underlying its Equity Units.

332            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income (loss):

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, January 1, 2009, net of tax	$-	$(4,452)	$(187)	$(191)	$(1,498)	$(6,328)
Adjustment on April 1, 2009(a)	(599)	599	-	-	-	-

Change in unrealized appreciation of investments	2,392	30,829	-	-	-	33,221
Change in deferred acquisition costs adjustment and other	(345)	(3,545)	-	-	-	(3,890)
Change in foreign currency translation adjustments	-	-	2,933	-	-	2,933
Change in net derivative losses arising from cash flow hedging activities	-	-	-	95	-	95
Net actuarial gain	-	-	-	-	197	197
Prior service credit	-	-	-	-	(29)	(29)
Change attributable to divestitures and deconsolidations	1	607	(1)	-	202	809
Deferred tax liability	(724)	(9,802)	(1,005)	(32)	(16)	(11,579)

Total other comprehensive income	1,324	18,089	1,927	63	354	21,757
Cumulative effect of change in accounting principle, net of tax	(2,537)	(6,811)	-	-	-	(9,348)
Noncontrolling interests	(2)	280	110	-	-	388

Balance, December 31, 2009, net of tax	$(1,810)	$7,145	$1,630	$(128)	$(1,144)	$5,693

Change in unrealized appreciation of investments	2,645	7,265	-	-	-	9,910
Change in deferred acquisition costs adjustment and other	(166)	(780)	-	-	-	(946)
Change in foreign currency translation adjustments	-	-	703	-	-	703
Change in net derivative losses arising from cash flow hedging activities	-	-	-	105	-	105
Net actuarial loss	-	-	-	-	(1)	(1)
Prior service credit	-	-	-	-	10	10
Change attributable to divestitures and deconsolidations	43	(2,845)	(2,576)	6	290	(5,082)
Deferred tax asset (liability)	(1,293)	(1,529)	621	(17)	(24)	(2,242)

Total other comprehensive income (loss)	1,229	2,111	(1,252)	94	275	2,457
Cumulative effect of change in accounting principle, net of tax	(76)	(269)	-	-	-	(345)
Noncontrolling interests	2	99	80	-	-	181

Balance, December 31, 2010, net of tax	$(659)	$8,888	$298	$(34)	$(869)	$7,624

Change in unrealized appreciation of investments	55	5,463	-	-	-	5,518
Change in deferred acquisition costs adjustment and other(b)	11	(830)	-	-	-	(819)
Change in future policy benefits(c)	-	(2,302)	-	-	-	(2,302)
Change in foreign currency translation adjustments	-	-	8	-	-	8
Change in net derivative losses arising from cash flow hedging activities	-	-	-	51	-	51
Net actuarial loss	-	-	-	-	(752)	(752)
Prior service credit	-	-	-	-	387	387
Change attributable to divestitures and deconsolidations	23	(3,475)	(1,906)	-	260	(5,098)
Deferred tax asset (liability)	(163)	(355)	694	(34)	35	177

Total other comprehensive income (loss)	(74)	(1,499)	(1,204)	17	(70)	(2,830)
Acquisition of noncontrolling interest	-	45	66	-	(18)	93
Noncontrolling interests	3	(160)	36	-	-	(121)

Balance, December 31, 2011, net of tax	$(736)	$7,594	$(876)	$(17)	$(957)	$5,008

(a)
Adjustment to reflect adoption of the other-than-temporary impairment accounting standard.

(b)
Includes the pre-tax adjustment to Accumulated other comprehensive income related to a $152 million reduction of deferred acquisition costs as a consequence of the recognition of additional policyholder benefit reserves disclosed below.

(c)
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

AIG 2011 Form 10-K            333

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NONCONTROLLING INTERESTS

    In connection with the execution of its orderly asset disposition plan, as well as the repayment of the FRBNY Credit Facility, AIG transferred two of its wholly-owned businesses, AIA and ALICO, to two newly created SPVs in exchange for all the common and preferred interests of those SPVs. On December 1, 2009, AIG transferred the preferred interests in the SPVs to the FRBNY in consideration for a $25 billion reduction of the outstanding loan balance and of the maximum amount of credit available under the FRBNY Credit Facility and amended the terms of the FRBNY Credit Facility. As part of the closing of the Recapitalization, the remaining preferred interests, with an aggregate liquidation preference of approximately $20.3 billion at January 14, 2011, were purchased from the FRBNY by AIG and transferred to the Department of the Treasury as part of the consideration for the exchange of the Series F Preferred Stock. Under the terms of the SPVs' limited liability company agreements, the SPVs generally may not distribute funds to AIG until the liquidation preferences and preferred returns on the preferred interests have been repaid in full and concurrent distributions have been made on certain participating returns attributable to the preferred interests.

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

    The rights originally held by the FRBNY through its ownership of the SPV Preferred Interests are now held by the Department of the Treasury. In connection with the Recapitalization, AIG agreed to cause the proceeds of certain asset dispositions to be used to pay down the remaining SPV Preferred Interests.

    For the years ended December 31, 2010 and 2009, the Noncontrolling interests balance declined by $2.2 billion and $4.4 billion. In 2009, this decline reflected the deconsolidation of Transatlantic in the second quarter of 2009 following the public offering of 29.9 million shares of Transatlantic common stock, after which AIG retained 13.9 percent of Transatlantic common stock outstanding. AIG also restructured certain relationships within the Institutional Asset Management business in 2009, resulting in the deconsolidation of a subsidiary and a related decline in goodwill of $476 million and noncontrolling interests of $1.9 billion for the year ended December 31, 2009, due to the deconsolidation of certain entities.

    As a result of the closing of the Recapitalization on January 14, 2011, the SPV Preferred Interests held by the Department of the Treasury are not considered permanent equity on AIG's Consolidated Balance Sheet, and were classified as redeemable non-controlling interests. As part of the Recapitalization, AIG used approximately $6.1 billion of the cash proceeds from the sale of ALICO to pay down a portion of the liquidation preference of the SPV Preferred Interests. The liquidation preference of the SPV Preferred Interests was further reduced by approximately $12.4 billion using proceeds from the sale of AIG Star, AIG Edison, Nan Shan, and MetLife securities received in the sale of ALICO. During the first quarter of 2011, the remaining liquidation preference of the Preferred Interests in the ALICO SPV was paid in full. See Note 16(d) herein for a discussion of indemnity payments made to MetLife pursuant to the terms of the ALICO stock purchase agreement.

334            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a rollforward of non-controlling interests:

	Redeemable Noncontrolling interests
				Non-redeemable Noncontrolling interests
	Held by Department of Treasury
(in millions)		Other	Total	Held by FRBNY	Other	Total

Year Ended December 31, 2011
Balance, beginning of year	$-	$434	$434	$26,358	$1,562	$27,920

Repurchase of SPV preferred interests in connection with Recapitalization	-	-	-	(26,432)	-	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	20,292	-	20,292	-	-	-
Repayment to Department of the Treasury	(12,425)	-	(12,425)	-	-	-
Net distributions	-	(21)	(21)	-	(8)	(8)
Consolidation (deconsolidation)	-	(307)	(307)	-	(123)	(123)
Acquisition of noncontrolling interest	-	-	-	-	(489)	(489)
Comprehensive income:
Net income (loss)	560	(8)	552	74	82	156
Accumulated other comprehensive loss, net of tax:
Unrealized losses on investments	-	(2)	(2)	-	(155)	(155)
Foreign currency translation adjustments	-	-	-	-	36	36

Total accumulated other comprehensive loss, net of tax	-	(2)	(2)	-	(119)	(119)

Total comprehensive income (loss)	560	(10)	550	74	(37)	37

Other	-	-	-	-	(50)	(50)

Balance, end of year	$8,427	$96	$8,523	$-	$855	$855

Year Ended December 31, 2010
Balance, beginning of year	$-	$959	$959	$24,540	$3,712	$28,252

Net contributions	-	469	469	-	78	78
Consolidation (deconsolidation)	-	265	265	-	(2,740)	(2,740)
Comprehensive income:
Net income	-	73	73	1,818	336	2,154
Accumulated other comprehensive income, net of tax:
Unrealized gains on investments	-	7	7	-	93	93
Foreign currency translation adjustments	-	(2)	(2)	-	83	83

Total accumulated other comprehensive income, net of tax	-	5	5	-	176	176

Total comprehensive income	-	78	78	1,818	512	2,330

Deconsolidation of AIA	-	(1,337)	(1,337)	-	-	-
Other

Balance, end of year	$-	$434	$434	$26,358	$1,562	$27,920

AIG 2011 Form 10-K            335

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    AIG applied the two-class method due to the participation rights of the Series C Preferred Stock through January 14, 2011. However, application of the two-class method had no effect on earnings per share for 2011 because AIG recognized a net loss attributable to AIG common shareholders from continuing operations, which is not applicable to participating stock for EPS, for 2011. Subsequent to January 14, 2011, AIG did not have any outstanding participating securities that subjected AIG to the two-class method.

336            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the computation of basic and diluted EPS:

Years Ended December 31, (dollars in millions, except per share data)	2011	2010	2009

Numerator for EPS:
Income (loss) from continuing operations	$16,971	$12,077	$(12,818)
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	634	1,818	140
Other	55	355	(1,576)

Total net income (loss) from continuing operations attributable to noncontrolling interests	689	2,173	(1,436)

Net income (loss) attributable to AIG from continuing operations	16,282	9,904	(11,382)

Income (loss) from discontinued operations	$1,535	$(2,064)	$505
Net income from discontinued operations attributable to noncontrolling interests	19	54	72

Net income (loss) attributable to AIG from discontinued operations	1,516	(2,118)	433

Cumulative dividends on AIG Series D Fixed Rate Cumulative Perpetual Preferred Stock, par value $5.00 per share	-	-	(1,204)
Deemed dividend to AIG Series D Preferred Stock exchanged for the Series E Preferred Stock	-	-	(91)
Deemed dividends to AIG Series E and F Preferred Stock	(812)	-	-
(Income) loss allocated to the Series C Preferred Stock – continuing operations	-	(7,890)	-

Net income (loss) attributable to AIG common shareholders from continuing operations, applicable to common stock for EPS	15,470	2,014	(12,677)

(Income) loss allocated to the Series C Preferred Stock – discontinued operations	-	1,687	-

Net income (loss) attributable to AIG common shareholders from discontinued operations, applicable to common stock for EPS	$1,516	$(431)	$433

Denominator for EPS:
Weighted average shares outstanding – basic	1,799,385,757	136,585,844	135,324,896
Dilutive shares	72,740	63,436	-

Weighted average shares outstanding – diluted*	1,799,458,497	136,649,280	135,324,896

EPS attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$8.60	$14.75	$(93.69)
Income (loss) from discontinued operations	$0.84	$(3.15)	$3.21
Diluted:
Income (loss) from continuing operations	$8.60	$14.75	$(93.69)
Income (loss) from discontinued operations	$0.84	$(3.15)	$3.21

*
Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, and the warrants issued to the Department of the Treasury in 2009, and warrants issued to the shareholders in January 2011. The number of shares excluded from diluted shares outstanding were 76 million, 11 million and 12 million for the years ended December 31, 2011, 2010 and 2009, respectively, because the effect would have been anti-dilutive.

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

AIG 2011 Form 10-K            337

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AIG Common Stock issued for the Series C Preferred Stock over the carrying value of the Series C Preferred Stock is not a deemed dividend because the Series C Preferred Stock was contingently convertible into the 562,868,096 shares of AIG Common Stock for which it was exchanged. See Note 1 herein for further discussion of shares exchanged in connection with the Recapitalization.

18. STATUTORY FINANCIAL DATA AND RESTRICTIONS

The following table presents statutory surplus and net income (loss) for AIG's general insurance and life insurance and retirement services operations in accordance with statutory accounting practices:

(in millions)	2011(d)	2010	2009

At December 31,
Statutory surplus(a):
General insurance(b)	$39,298	$40,300
Life insurance and retirement services	14,451	14,038

Years Ended December 31,
Statutory net income (loss)(a)(c):
General insurance	$2,194	$633	$2,937
Life insurance and retirement services	810	794	536

(a)
Excludes discontinued operations and other divested businesses. Statutory surplus and net income (loss) with respect to foreign operations are estimated at November 30.

(b)
The 2010 amount was increased by $310 million from that previously reported as a result of the finalization of statutory filings.

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

    At December 31, 2011, 2010 and 2009, statutory capital of AIG's insurance subsidiaries exceeded minimum company action level requirements.

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

338            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUBSIDIARY DIVIDEND RESTRICTIONS

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

    There are also various local restrictions limiting cash loans and advances to AIG by its subsidiaries. Largely as a result of these restrictions, approximately 86 percent of the aggregate equity of AIG's consolidated insurance operations was restricted from transfer to AIG Parent at December 31, 2011. AIG cannot predict how regulatory investigations may affect the ability of its regulated subsidiaries to pay dividends.

    To AIG's knowledge, no AIG insurance company is currently on any regulatory or similar "watch list" with regard to solvency.

19. SHARE-BASED COMPENSATION AND OTHER PLANS

    AIG's Consolidated Statement of Operations included share-based compensation expense as follows:

Years Ended December 31, (in millions)	2011	2010	2009

Share-based compensation expense – pre-tax*	$(16)	$333	$209
Share-based compensation expense – after tax	(10)	216	151

*
As of December 31, 2011, compensation expense for the majority of AIG's outstanding share-based awards is attributed to liability-classified awards, the value of which are based on AIG's share price at the reporting date. AIG's share price was $23.20 and $57.62 at December 31, 2011 and December 31, 2010, respectively, and is the primary driver of the $349 million decrease in share-based compensation expense recognized in 2011 compared to 2010. Includes pre-tax share-based compensation expense related to discontinued operations for the years ended December 31, 2010 and 2009 of $12 million ($9 million after tax), and $21 million ($13 million after tax), respectively.

 EMPLOYEE PLANS

    AIG employees are granted awards under the AIG 2010 Stock Incentive Plan, as amended (2010 Plan), under which AIG has issued restricted stock, restricted stock units (RSUs) and stock appreciation rights (SARs). The 2010 Plan supersedes all Plans for which share-based awards remain outstanding and is currently the only plan under which share-based awards can be issued.

    However, awards granted under the following employee compensation plans remain outstanding at December 31, 2011:

•
AIG 1999 Stock Option Plan, as amended (1999 Plan) (superseded by the 2007 Plan);

•
AIG 2002 Stock Incentive Plan, as amended (2002 Plan), under which AIG has issued performance restricted stock units (performance RSUs) (superseded by the 2007 Plan);

AIG 2011 Form 10-K            339

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
AIG 2007 Stock Incentive Plan, as amended (2007 Plan), under which AIG has issued restricted stock units (RSUs), performance restricted stock units (performance RSUs) and restricted stock (superseded by the 2010 Plan); and

•
SICO's Deferred Compensation Profit Participation Plans (SICO Plans).

    Share option exercises and other share awards to participants were settled by issuing previously acquired shares held in AIG's treasury account through November 30, 2009. Effective December 1, 2009, AIG is settling its share-settled awards with newly-issued shares of AIG Common Stock. Share awards made by SICO are settled by SICO.

NON-EMPLOYEE PLANS

    AIG's non-employee directors received share-based compensation in the form of deferred stock units (DSUs) under the 2010 Plan with delivery deferred until retirement from the Board. In 2011 and 2010, AIG granted to directors 21,203 and 14,484 DSUs, respectively.

STOCK OPTIONS

AIG Stock Option Plan

    Options granted under the 2007 Plan and the 1999 Plan remain outstanding at December 31, 2011. These awards generally vested over four years (25 percent vesting per year) and expire 10 years from the date of grant. There were no stock options granted since 2008; however, in 2011, AIG issued 506 shares in connection with previous exercises of options with delivery deferred.

The following table provides a roll forward of stock option activity:

As of or for the Year Ended December 31, 2011	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Options:
Outstanding at beginning of year	1,022,407	$1,236.64	3.20
Forfeited or expired	(312,109)	$1,383.18

Outstanding at end of year	710,298	$1,172.25	2.96

Options exercisable at end of year	710,298	$1,172.25	2.96

    The aggregate intrinsic value for all outstanding option is zero. At December 31, 2011, no unrecognized compensation costs remain for outstanding stock options under these plans.

OTHER SHARE-SETTLED AWARDS UNDER SHARE-BASED PLANS

AIG 2010 Stock Incentive Plan

    The 2010 Plan was adopted at the 2010 Annual Meeting of Shareholders. The total number of shares of common stock that may be granted under the Plan is 60,000,000 (the reserve). During 2011, AIG granted DSUs, RSUs, restricted stock and stock appreciation rights under the 2010 Plan. Each RSU, DSU and share of restricted stock awarded reduces the number of shares available for future grants by one share. The reserve is also reduced for the issuance of cash-settled share-based awards regardless of the form in which the award is originally granted. At December 31, 2011, a total of 31,287,400 shares remained in reserve for future grants under the 2010 Plan.

    In December 2011 and 2010, AIG granted 1,135,166 and 587,681, respectively, fully-vested shares of non-transferable AIG Common Stock (restricted stock) under the 2010 Stock Incentive Plan to certain of AIG's

340            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

most highly compensated employees and executive officers. The restricted stock generally becomes transferable in March of the second year following grant or on the second or third anniversary of grant in accordance with the terms of the employee's award.

AIG 2007 Stock Incentive Plan

    The 2007 Plan was adopted at the 2007 Annual Meeting of Shareholders. The 2010 Plan superseded the 2007 Plan, therefore, there were no grants made under the 2007 Plan subsequent to May 11, 2010. During 2010, 114,521 time-vested RSUs were granted under the 2007 Plan and will vest on the second or the third anniversary of the date of grant.

    In 2010, a total of 118,605 fully-vested shares of non-transferable AIG Common Stock (restricted stock) were granted to certain of AIG's most highly compensated employees and executive officers under the 2007 Plan. Of such restricted shares, 39,535 became transferable in March 2011 and the remaining restricted stock will become transferable on the second or third anniversary of grant in accordance with the terms of the employee's award.

AIG 2002 Stock Incentive Plan

    The 2002 Plan was adopted in 2002 and superseded by the 2007 Plan. Only the AIG 2005-2006 Deferred Compensation Profit Participation Plan (DCPPP) and the AIG Partners Plan, which provide share-based compensation to key AIG employees including senior executive officers, remained outstanding under the 2002 Plan at December 31, 2011. Participants in these plans were awarded RSUs if certain market or performance measures were met over a specified period of time as determined by AIG's Compensation and Management Resources Committee. The RSUs awarded under the DCPPP and the AIG Partners Plan vested in three and two installments, respectively, with the final installments vesting in January 2012; at December 31, 2011, a total of 34,126 and 19,950 RSUs in the respective plans remained outstanding, all of which vested and were settled by the net issuance of AIG Common Stock in January 2012.

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

    The SICO Plans are also described in Note 16 herein.

AIG 2011 Form 10-K            341

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRICTED STOCK AND RESTRICTED STOCK UNIT VALUATION

    The fair value of restricted stock and RSUs is based on the closing price of AIG Common Stock on the date of grant.

The following table summarizes outstanding share-settled awards and RSUs that are fully vested on the date of grant but subject to transfer restrictions under the foregoing plans*:

	Number of Shares/RSUs				Weighted Average Grant-Date Fair Value
As of or for the Year Ended December 31, 2011	Time- vested RSUs	2002 Plan	Total AIG Plan	Total SICO Plans	Time- vested RSUs	2002 Plan	Total AIG Plans	Total SICO Plans

Unvested, beginning of year	117,664	43,064	160,728	238,613	$171.21	$1,016.42	$397.67	$1,215.16
Granted	1,502,238	-	1,502,238	-	24.36	-	24.36	-
Vested	(1,410,100)	(2,193)	(1,412,293)	(17,945)	29.13	313.33	29.58	(1,112.87)
Forfeited	(18,128)	(1,913)	(20,041)	(24,761)	377.94	1,003.73	437.68	(1,229.84)

Unvested, end of year	191,674	38,958	230,632	195,907	$45.95	$1,043.08	$214.39	$1,209.45

*
Excludes DSUs and options, which are discussed under the Non-Employee Plans and Stock Options sections above.

    The total unrecognized compensation cost (net of expected forfeitures) related to unvested SICO awards is $71 million and the weighted-average and expected period of years over which those costs are expected to be recognized are 5.41 years and 28 years, respectively. The unrecognized expense for all other awards total $1 million, with a weighted average period of less than one year.

LIABILITY AWARDS

    AIG has issued various share-based grants, including restricted stock units, linked to AIG Common Stock, but providing for cash settlement to certain of its most highly compensated employees and executive officers. Share-based cash settled awards are recorded as liabilities until the final payout is made or the award is replaced with a stock-settled award. Unlike stock-settled awards, which have a fixed grant-date fair value (unless the award is subsequently modified), the fair value of unsettled or unvested liability awards is remeasured at the end of each reporting period based on the change in fair value of one share of AIG Common Stock. The liability and corresponding expense are adjusted accordingly until the award is settled.

Stock Salary Awards

    In 2009, AIG established a program of regular grants of vested stock or units that is generally referred to as "Stock Salary". Stock Salary is determined as a dollar amount through the date that salary is earned and accrued at the same time or times as the salary would otherwise be paid in cash. Stock Salary was granted to any individual qualifying as a senior executive officer or one of AIG's next twenty most highly compensated employees (the Top 25). Stock Salary for a Top 25 employee (other than AIG's CEO) is settled in three equal installments on the first, second and third anniversary of grant. Stock Salary was also granted to individuals qualifying as an executive officer or one of AIG's next 75 most highly compensated employees (Top 26-100), and will be settled on either the first or third anniversary of grant in accordance with the terms of an employee's award. The Stock Salary grants issued in 2009 were awarded in the form of immediately vested RSUs, and the number of units awarded was based on the value of AIG Common Stock on the grant date. The RSUs are settled in cash based on the value of AIG Common Stock on the applicable settlement date. During 2011 and 2010, AIG paid $6 million and $18 million to settle awards and recognized a reduction of $39 million and a charge of $36 million in compensation expense in the respective years for unsettled awards to reflect fluctuations in the price of AIG Common Stock.

342            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In 2010, AIG adopted the Long-Term Performance Units Plan (LTPU) and awarded Stock Salary in the form of LTPUs. The units were fully vested on the date of grant and settlement terms are substantially the same as the 2009 Stock Salary awards. Each unit was measured based on the underlying value of a mix of AIG hybrid securities and AIG Common Stock weighted 80 percent and 20 percent, respectively, and both components were market observable. Pursuant to their terms, as a result of the Recapitalization with the Department of the Treasury, the AIG hybrid securities portion of all outstanding LTPUs was converted into AIG Common Stock based on the values of such securities and AIG Common Stock on April 14, 2011, the time of the conversion; thereafter, the value of any unsettled 2010 Stock Salary award was based solely on AIG Common Stock. During 2011, AIG paid $29 million to settle the 2010 Stock Salary awards. AIG also recognized a reduction of $37 million and a charge of $156 million in compensation expense in 2011 and 2010, respectively, related to this plan.

    The terms of the 2011 Stock Salary awards for the Top 25 and the Top 26-100 are substantially the same as the 2009 Stock Salary awards, except that the awards to the Top 26-100 will be settled on the first anniversary of the respective grants. AIG recognized compensation expense of $75 million for fully vested unsettled awards as of December 31, 2011, which reflects fluctuations in the price of AIG Common Stock during 2011.

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

Other RSUs

    Fully-vested RSUs totaling 271,131 were issued in March 2011 to certain employees in the Top 26-100 based on 2010 performance. Similarly, 301,645 fully vested RSUs were issued in March 2010 for performance in 2009. The RSUs for both awards will be cash-settled in March 2014 and 2013 for the 2010 and 2009 grants, respectively, based on the value of AIG Common Stock on each settlement date. AIG recorded expense of $8 million and $9 million in December 2010 and December 2009, respectively, when the awards were initially granted.

Long Term Incentive Plans

    In 2009, AIG established the Long-Term Incentive Plan (LTIP) under which middle management employees were offered the opportunity to receive additional compensation in the form of cash and SARs if certain performance metrics are met. The SARs component was added to the 2009 LTIP with the adoption of AIG's 2010 Long-Term Incentive Plan (2010 LTIP) in March 2010. The ultimate value of LTIP awards is contingent on the achievement of performance measures aligned to the participant's business unit over a two-year period and such value could range from zero to twice the target amount. Subsequent to the performance period, the earned awards are subject to an additional time-vesting period. This results in a graded vesting schedule for the cash portion of up to two years, while the SARs portion cliff-vests two years after the performance period ends. The strike price for the majority of SARs, which is based on AIG's average share price over the 30-day period prior to the March grant date, was $37.40 for SARs issued under the 2011 LTIP. On January 19, 2011, the previous strike price of $31.91 for SARs issued under both the 2010 LTIP and the 2009 LTIP was adjusted to $26.97 pursuant to anti-dilution provisions of the LTIP due to the issuance of warrants in connection with the Recapitalization (see Note 1 for additional discussion). The cash portion of the awards expensed in 2011 and 2010 totaled approximately $199 million and $258 million, respectively. AIG recognizes compensation expense over the respective vesting periods for these plans.

AIG 2011 Form 10-K            343

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a rollforward of SARs and cash-settled RSUs as well as the related expenses:

	Number of Units
Year Ended December 31, 2011	SARs	TARP RSUs	RSUs(a)

Unvested, beginning of year	7,960,877	645,546	-
Granted(b)	8,745,612	938,226	271,131
Vested(c)	(2,237,332)	(96,980)	(271,131)
Forfeited	(346,095)	(72,563)	-

Unvested, end of year	14,123,062	1,414,229	-

Net compensation expense for the year (in millions)	$(42)	$3	$(2)

(a)
Represent fully vested RSUs that were awarded in March 2011 based on 2010 performance. On December 20, 2011, 87,267 of these RSUs were replaced with restricted stock, which is reflected in the 2010 Plan discussion and the applicable table above.

(b)
The number of SARS outstanding increased by 1,548,574 on January 19, 2011 pursuant to anti-dilution provisions of the LTIP due to the issuance of warrants in connection with the Recapitalization.

(c)
Pursuant to the terms of the LTIP, vesting was accelerated for SARs awarded to employees who became retirement eligible.

 The total unrecognized compensation cost (net of expected forfeitures) related to unvested SARs and cash-settled RSUs and the weighted-average periods over which those costs are expected to be recognized are as follows:

At December 31, 2011 (in millions)	Unrecognized Compensation Cost	Weighted- Average Period (years)	Expected Period (years)

SARs	$25	1.16	3
TARP RSUs	21	1.17	3

Stock Appreciation Rights Valuation

    AIG uses a Monte Carlo simulation approach, which incorporates a range of input parameters that is consistently applied, to determine the fair value of SARs awards at each reporting period. The table below presents the assumptions used to estimate the fair value of SARs on December 31, 2011.

2011

Expected dividend yield(a)	-%
Expected volatility(b)	35.42 - 43.81%
Weighted-average volatility	42.06%
Risk-free interest rate(c)	0.66 - 0.81%
Expected term(d)	1.0 - 3.0 years

(a)
The dividend yield is estimated at zero percent given AIG's recent dividend history. See Note 17 herein for additional information.

(b)
The expected volatilities are the implied volatilities with the nearest maturity and strike as of valuation date from actively traded stock options on AIG Common Stock.

(c)
The risk-free interest rate is the continuously compounded interest rate for the term between the valuation date and maturity date that is assumed to be constant and equal to the interpolated value between the closest data points on the USD LIBOR-Swap curve as of valuation date.

(d)
The term to maturity is specified in the contract of each SARs grant.

344            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. EMPLOYEE BENEFITS

PENSION PLANS

    AIG, its subsidiaries and certain affiliated companies offer various defined benefit plans to eligible employees based on years of service.

    AIG's U.S. qualified retirement plan is a noncontributory defined benefit plan which is subject to the provisions of ERISA. U.S. salaried employees who are employed by a participating company, have attained age 21 and completed 12 months of continuous service are eligible to participate in the plan. Employees generally vest after five years of service. Unreduced benefits are paid to retirees at normal retirement (age 65) and are based upon a percentage of final average compensation multiplied by years of credited service, up to 44 years. Non-U.S. defined benefit plans are generally either based on the employee's years of credited service and compensation in the years preceding retirement or on points accumulated based on the employee's job grade and other factors during each year of service.

    AIG also sponsors several non-qualified unfunded defined benefit plans for certain employees, including key executives, designed to supplement pension benefits provided by AIG's other retirement plans. These include the AIG Excess Retirement Income Plan (Excess), which provides a benefit equal to the reduction in benefits payable to certain employees under the AIG U.S. qualified retirement plan as a result of federal tax limitations on compensation and benefits payable and the Supplemental Executive Retirement Plan (Supplemental), which provides additional retirement benefits to designated executives. Under the Supplemental plan, an annual benefit accrues at a percentage of final average pay multiplied by each year of credited service, not greater than 60 percent of final average pay, reduced by any benefits from the current and any predecessor retirement plans (including the Excess Plan and any comparable plans), Social Security, if any, and from any qualified pension plan of prior employers. AIG has complied with the Special Master for TARP Executive Compensation's mandate to suspend future benefits in the non-qualified retirement plans for the Top 100 most highly compensated employees of AIG. The impact to AIG's financial statements was not significant.

    Effective April 1, 2012, the AIG Retirement and AIG Excess Plans will be converted from final average pay to cash balance formulas comprised of pay credits based on 6 percent of a plan participant's annual compensation (subject to IRS limitations for the qualified plan) and annual interest credits. However, employees satisfying certain age and service requirements remain covered under the final average pay formula in the respective plans.

POSTRETIREMENT PLANS

    AIG and its subsidiaries also provide postretirement medical care and life insurance benefits in the U.S. and in certain non-U.S. countries. Eligibility in the various plans is generally based upon completion of a specified period of eligible service and attaining a specified age. Overseas, benefits vary by geographic location.

    U.S. postretirement medical and life insurance benefits are based upon the employee electing immediate retirement and having a minimum of ten years of service. Medical benefits are contributory, while the life insurance benefits are generally non-contributory. Retiree medical contributions vary from requiring no cost for pre-1989 retirees to requiring actual premium payments reduced by certain credits for post-1993 retirees. These contributions are subject to adjustment annually. Other cost sharing features of the medical plan include deductibles, coinsurance and, Medicare coordination. Effective April 1, 2012, the retiree medical employer subsidy for the AIG Postretirement plan will be eliminated for certain employees.

AIG 2011 Form 10-K            345

American International Group, Inc.

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

	Pension				Postretirement(a)
	Non-U.S. Plans(b)		U.S. Plans(c)		Non-U.S. Plans		U.S. Plans
As of or for the Years Ended December 31, (in millions)
	2011	2010	2011	2010	2011	2010	2011	2010

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,981	$2,313	$3,878	$3,687	$66	$106	$279	$274
Service cost	66	137	150	150	4	8	8	8
Interest cost	37	59	207	216	2	4	13	15
Actuarial (gain) loss	(7)	(6)	653	305	7	(10)	6	3
Benefits paid:
AIG assets	(26)	(52)	(8)	(10)	(1)	(1)	(7)	(13)
Plan assets	(48)	(57)	(118)	(115)	-	-	-	-
Plan amendment	(11)	-	(324)	-	-	(1)	(63)	-
Curtailments	-	-	-	(73)	-	-	-	(3)
Settlements	(56)	(28)	-	(282)	-	-	-	(5)
Foreign exchange effect	80	37	-	-	1	5	-	-
Dispositions	(888)	(736)	-	-	(30)	(45)	-	-
Acquisitions	-	329	-	-	-	-	-	-
Other	9	(15)	-	-	3	-	-	-

Projected benefit obligation, end of year	$1,137	$1,981	$4,438	$3,878	$52	$66	$236	$279

Change in plan assets:
Fair value of plan assets, beginning of year	$954	$750	$3,425	$3,362	$-	$-	$-	$-
Actual return on plan assets, net of expenses	3	(3)	125	456	-	-	-	-
AIG contributions	100	161	8	11	1	1	7	13
Benefits paid:
AIG assets	(26)	(52)	(8)	(10)	(1)	(1)	(7)	(13)
Plan assets	(48)	(57)	(118)	(115)	-	-	-	-
Settlements	(56)	(27)	-	(279)	-	-	-	-
Foreign exchange effect	45	39	-	-	-	-	-	-
Dispositions	(295)	(159)	-	-	-	-	-	-
Acquisitions	-	303	-	-	-	-	-	-
Other	6	(1)	-	-	-	-	-	-

Fair value of plan assets, end of year	$683	$954	$3,432	$3,425	$-	$-	$-	$-

Funded status, end of year	$(454)	$(1,027)	$(1,006)	$(453)	$(52)	$(66)	$(236)	$(279)

Amounts recognized in the consolidated balance sheet:

Assets	$80	$43	$-	$-	$-	$-	$-	$-

Liabilities	(534)	(1,070)	(1,006)	(453)	(52)	(66)	(236)	(279)

Total amounts recognized	$(454)	$(1,027)	$(1,006)	$(453)	$(52)	$(66)	$(236)	$(279)

Pre tax amounts recognized in Accumulated other comprehensive income (loss):

Net gain (loss)	$(272)	$(539)	$(1,550)	$(838)	$(2)	$3	$(18)	$(11)

Prior service (cost) credit	30	36	303	(13)	1	1	48	(15)

Total amounts recognized	$(242)	$(503)	$(1,247)	$(851)	$(1)	$4	$30	$(26)

(a)
AIG does not currently fund postretirement benefits.

(b)
Includes unfunded plans for which the aggregate pension benefit obligation was $267 million and $627 million at December 2011 and 2010, respectively. For 2011 and 2010, approximately 32 percent and 72 percent pertain to Japanese plans, which are not required by local regulation to be funded. The projected benefit obligation for these plans total $86 million and $454 million, respectively. The decrease is primarily attributed to the AIG Star and AIG Edison divestiture.

(c)
Includes non-qualified unfunded plans, for which the aggregate projected benefit obligation was $210 million and $219 million at December 2011 and 2010, respectively.

346            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    At December 31, 2011, the funded status for the Non-U.S. pension plans was reduced by $614 million from December 31, 2010 primarily due to the divestitures of AIG Star, AIG Edison and Nan Shan, which are included in Dispositions in the table above.

The following table presents the accumulated benefit obligations for non-U.S. and U.S. pension benefit plans:

At December 31, (in millions)	2011	2010

Non-U.S. pension benefit plans	$895	$1,720
U.S. pension benefit plans	$4,291	$3,388

Defined benefit pension plan obligations in which the projected benefit obligation was in excess of the related plan assets and the accumulated benefit obligation was in excess of the related plan assets were as follows:

	PBO Exceeds Fair Value of Plan Assets				ABO Exceeds Fair Value of Plan Assets
	Non-U.S. Plans		U.S. Plans		Non-U.S. Plans		U.S. Plans
At December 31, (in millions)
	2011	2010	2011	2010	2011	2010	2011	2010

Projected benefit obligation	$956	$1,716	$4,438	$3,878	$916	$1,594	$4,438	$219
Accumulated benefit obligation	895	1,720	4,291	3,388	864	1,496	4,291	167
Fair value of plan assets	422	646	3,432	3,425	388	612	3,432	-

The following table presents the components of net periodic benefit cost recognized in income and other amounts recognized in Accumulated other comprehensive income (loss) with respect to the defined benefit pension plans and other postretirement benefit plans:

	Pension						Postretirement
	Non-U.S. Plans			U.S. Plans			Non-U.S. Plans			U.S. Plans
(in millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$66	$137	$121	$150	$150	$155	$4	$8	$11	$8	$8	$8
Interest cost	37	59	60	207	216	219	2	4	4	13	15	16
Expected return on assets	(25)	(31)	(31)	(250)	(259)	(226)	-	-	-	-	-	-
Amortization of prior service (credit) cost	(4)	(9)	(13)	(7)	1	-	-	-	-	(2)	-	-
Amortization of net (gain) loss	15	45	41	65	57	88	-	-	1	-	(1)	1
Net curtailment (gain) loss	-	(1)	(2)	-	1	(4)	-	-	-	-	(2)	1
Net settlement (gain) loss	8	3	11	-	58	14	-	-	-	-	(6)	(8)
Other	-	2	1	-	-	-	-	-	-	-	-	-

Net periodic benefit cost	$97	$205	$188	$165	$224	$246	$6	$12	$16	$19	$14	$18

Total recognized in Accumulated other comprehensive income (loss)	$261	$167	$(134)	$(396)	$85	$492	$(6)	$16	$11	$56	$(3)	$10

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$164	$(38)	$(322)	$(561)	$(139)	$246	$(12)	$4	$(5)	$37	$(17)	$(8)

AIG 2011 Form 10-K            347

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The estimated net loss and prior service credit that will be amortized from Accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $130 million and $38 million, respectively, for AIG's combined defined benefit pension plans. For the defined benefit postretirement plans, the estimated amortization from Accumulated other comprehensive income for net loss and prior service credit that will be amortized into net periodic benefit cost over the next fiscal year will be less than $11 million in the aggregate.

    The annual pension expense in 2012 for the AIG U.S. and non-U.S. defined benefit pension plans is expected to be approximately $273 million. A 100 basis point increase in the discount rate or expected long-term rate of return would decrease the 2012 expense by approximately $82 million and $40 million, respectively, with all other items remaining the same. Conversely, a 100 basis point decrease in the discount rate or expected long-term rate of return would increase the 2012 expense by approximately $87 million and $40 million, respectively, with all other items remaining the same.

ASSUMPTIONS

The following table summarizes the weighted average assumptions used to determine the benefit obligations:

	Pension		Postretirement
	Non-U.S. Plans(a)	U.S. Plans(b)	Non-U.S. Plans(a)	U.S. Plans(b)

December 31, 2011
Discount rate	3.02%	4.62%	4.19%	4.51%
Rate of compensation increase	2.94%	4.00%	3.61%	N/A%

December 31, 2010
Discount rate	2.25%	5.50%	4.00%	5.25%
Rate of compensation increase	3.00%	4.00%	3.00%	N/A%

(a)
The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of each of the subsidiaries providing such benefits.

(b)
Due to plan amendments effective in 2012, the AIG Retirement, Excess and Postretirement Plans were remeasured at September 30, 2011 using the following discount rates 4.5, 4.25 and 4.5 percents, respectively,

 The following table summarizes assumed health care cost trend rates for the U.S. plans:

At December 31,	2011		2010

Following year:
Medical (before age 65)	7.59%		7.75%
Medical (age 65 and older)	6.88%		7.00%

Ultimate rate to which cost increase is assumed to decline	4.50%		4.50%

Year in which the ultimate trend rate is reached:
Medical (before age 65)	2027	*	2027
Medical (age 65 and older)	2027	*	2027

*
Increase in ultimate trend rate is based on the current expectation of future increases in medical and prescription drug costs.

A one percent point change in the assumed healthcare cost trend rate would have the following effect on AIG's postretirement benefit obligations:

	One Percent Increase		One Percent Decrease
At December 31, (in millions)
	2011	2010	2011	2010

Non-U.S. plans	$11	$8	$(8)	$(6)
U.S. plans	$3	$4	$(3)	$(3)

    AIG's postretirement plans provide benefits primarily in the form of defined employer contributions rather than defined employer benefits. Changes in the assumed healthcare cost trend rate are subject to caps for U.S. plans. AIG's non-U.S. postretirement plans are not subject to caps.

348            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted average assumptions used to determine the net periodic benefit costs:

	Pension
				Postretirement
		U.S. Plans
At December 31,	Non-U.S. Plans(a)			Non-U.S. Plans(a)	U.S. Plans

2011
Discount rate	2.25%	5.50	(b)%	4.00%	5.25(c)%
Rate of compensation increase	3.00%	4.00%		3.00%	N/A
Expected return on assets	3.14%	7.50%		N/A	N/A
2010
Discount rate	2.75%	6.00%		3.75%	5.75%
Rate of compensation increase	3.50%	4.00%		3.75%	N/A
Expected return on assets	3.75%	7.75%		N/A	N/A
2009
Discount rate	3.00%	6.00%		3.50%	6.00%
Rate of compensation increase	3.50%	4.25%		3.25%	N/A
Expected return on assets	4.75%	7.75%		N/A	N/A

(a)
The non-U.S. plans reflect those assumptions that were most appropriate for the local economic environments of the subsidiaries providing such benefits.

(b)
As a result of plan amendments effective April 1, 2012, the AIG Retirement and AIG Excess Plans were remeasured utilizing a discount rate of 4.5 and 4.25 percent, respectively at September 30, 2011.

(c)
As a result of a plan amendment effective April 1, 2012, the AIG Postretirement Plan was remeasured utilizing a discount rate of 4.5 percent at September 30, 2011.

Discount Rate Methodology

    The projected benefit cash flows under the U.S. AIG Retirement plan were discounted using the spot rates derived from the Mercer Pension Discount Yield Curve at December 31, 2011 and the Citigroup Pension Discount Curve rounded to the nearest 25 basis points at December 31, 2010, which resulted in a single discount rate that would produce the same liability at the respective measurement dates. The discount rates were 4.62 percent at December 31, 2011 and 5.5 percent at December 31, 2010. Each methodology was consistently applied for the respective years in determining the discount rates for the other U.S. plans.

    In general, the discount rates for non-U.S. pension plans were developed based on the duration of liabilities on a plan by plan basis and were selected by reference to high quality corporate bonds in developed markets or local government bonds where developed markets are not as robust or nonexistent.

    The projected benefit obligation for Japan represents approximately 62 and 76 percent of the total projected benefit obligations for AIG's non-U.S. pension plans at December 31, 2011 and 2010, respectively. The weighted average discount rate of 1.70 and 1.50 percent for Japan was selected by reference to the AA rated corporate bonds reported by Rating and Investment Information, Inc. in 2011 and Moody's/S&P in 2010 based on the duration of the plans' liabilities.

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

    There were no shares of AIG Common Stock included in the U.S. and non-U.S. pension plans assets at December 31, 2011 or 2010.

AIG 2011 Form 10-K            349

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Pension Plans

    The long-term strategic asset allocation is reviewed and revised approximately every three years. The plans' assets are monitored by the investment committee of AIG's Retirement Board and the investment managers, which can entail allocating the plans assets among approved asset classes within pre-approved ranges permitted by the strategic allocation.

The following table presents the asset allocation percentage by major asset class for U.S. pension plans and the target allocation:

At December 31,	Target 2012	Actual 2011	Actual 2010

Asset class:
Equity securities	45%	52%	60%
Fixed maturity securities	30%	30%	22%
Other investments	25%	18%	18%

Total	100%	100%	100%

    The expected long-term rate of return for the plan was 7.5 and 7.75 percent for 2011 and 2010, respectively. The expected rate of return is an aggregation of expected returns within each asset class category. The expected asset return and any contributions made by AIG together are expected to maintain the plans' ability to meet all required benefit obligations. The expected asset return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and thus not expected to change annually, significant changes in investment strategy or economic conditions may warrant such a change. The expected asset return and any contributions made by AIG together are expected to maintain the plan's ability to meet all required benefit obligations.

Non-U.S. Pension Plans

    The assets of the non-U.S. pension plans are held in various trusts in multiple countries and are invested primarily in equities and fixed maturity securities to maximize the long-term return on assets for a given level of risk.

The following table presents the asset allocation percentage by major asset class for Non-U.S. pension plans and the target allocation:

At December 31,	Target 2012	Actual 2011	Actual 2010

Asset class:
Equity securities	36%	38%	57%
Fixed maturity securities	41%	39%	28%
Other investments	12%	6%	10%
Cash and cash equivalents	11%	17%	5%

Total	100%	100%	100%

    The expected weighted average long-term rates of return for the non-U.S. pension plans was 3.14 and 3.75 percent for the years ended December 31, 2011 and 2010, respectively. The expected rate of return for each country is an aggregation of expected returns within each asset class for such country. For each country, the return with respect to each asset class was developed based on a building block approach that considers historical returns, current market conditions, asset volatility and the expectations for future market returns. While the assessment of the expected rate of return is long-term and not expected to change annually, significant changes in

350            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment strategy or economic conditions may warrant such a change. The expected asset return and any contributions made by AIG together are expected to maintain the plan's ability to meet all required benefit obligations.

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

The following table presents information about AIG's plan assets based on the level within the fair value hierarchy in which the fair value measurement falls:

	Non-U.S. Plans				U.S. Plans
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

At December 31, 2011
Assets:
Cash & cash equivalents	$114	$-	$-	$114	$9	$-	$-	$9
Equity securities:
U.S.(a)	19	-	-	19	1,449	13	-	1,462
International(b)	242	1	-	243	305	16	-	321
Fixed maturity securities:
U.S. investment grade(c)	-	-	-	-	-	794	1	795
International investment grade(c)	-	139	-	139	-	-	-	-
U.S. and international high yield(d)	-	88	-	88	-	104	-	104
Mortgage and other asset-backed securities(e)	-	-	-	-	-	80	36	116
Other fixed maturity securities	-	40	1	41	-	-	-	-
Other investment types:
Hedge funds(f)	-	-	-	-	-	345	-	345
Commodities	-	-	-	-	-	26	-	26
Private equity(g)	-	-	-	-	-	-	223	223
Insurance contracts	-	-	39	39	-	31	-	31

Total	$375	$268	$40	$683	$1,763	$1,409	$260	$3,432

At December 31, 2010
Assets:
Cash & cash equivalents	$41	$3	$-	$44	$37	$-	$-	$37
Equity securities:
U.S.(a)	24	-	-	24	1,731	13	-	1,744
International(b)	407	112	-	519	278	18	-	296
Fixed maturity securities:
U.S. investment grade(c)	-	10	-	10	-	478	1	479
International investment grade(c)	8	219	-	227	-	-	-	-
U.S. and international high yield(d)	-	32	-	32	-	153	-	153
Mortgage and other asset-backed securities(e)	-	-	-	-	-	44	80	124
Other investment types:
Hedge funds(f)	-	-	-	-	-	332	-	332
Commodities	-	-	-	-	-	19	-	19
Private equity(g)	-	-	-	-	-	-	209	209
Insurance contracts	-	64	34	98	-	32	-	32

Total	$480	$440	$34	$954	$2,046	$1,089	$290	$3,425

(a)
Includes index funds that primarily track several indices including S&P 500 and S&P 600 in addition to other actively managed accounts, comprised of investments in large cap companies.

AIG 2011 Form 10-K            351

American International Group, Inc.

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

    The U.S. pension plan holds a group annuity contract with US Life, an AIG subsidiary, which totaled $31 million and $32 million at December 31, 2011 and 2010, respectively.

    The non-U.S. pension plans held an insurance contract with AIG Star, a former AIG subsidiary, which totaled $64 million at December 31, 2010.

Changes in Level 3 fair value measurements

The following table presents changes in AIG's non-U.S. and U.S. Level 3 plan assets measured at fair value:

At December 31, 2011 (in millions)	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases	Sales	Issuances	Settlements	Transfers In	Transfers Out	Balance at End of year	Changes in Unrealized Gains (Losses) on Instruments Held at End of year

Non-U.S. Plan Assets:
Other fixed income securities	$-	$-	$1	$-	$-	$-	$-	$-	$1	$-
Insurance contracts	34	3	2	-	-	-	-	-	39	-

Total	$34	$3	$3	$-	$-	$-	$-	$-	$40	$-

U.S. Plan Assets:
Fixed maturity
U.S. investment grade	$1	$-	$-	$-	$-	$-	$-	$-	$1	$-
U.S. and international high yield	-	-	-	-	-	(1)	1	-	-	1
Mortgage and other asset-backed securities	80	1	34	(79)	-	(1)	4	(3)	36	13
Private equity	209	5	30	(20)	-	(1)	-	-	223	(23)

Total	$290	$6	$64	$(99)	$-	$(3)	$5	$(3)	$260	$(9)

352            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Balance Beginning of year	Net Realized and Unrealized Gains (Losses)	Purchases, Sales, Issuances and Settlements-Net	Transfers In (Out)	Balance at End of year	Changes in Unrealized Losses on Instruments Held at End of year

At December 31, 2010
Non-U.S. Plan Assets:
Real estate	$19	$-	$-	$(19)	$-	$-
Private equity	21	-	-	(21)	-	-
Insurance contracts	29	3	2	-	34	-

Total	$69	$3	$2	$(40)	$34	$-

U.S. Plan Assets:
Fixed maturity
U.S. investment grade	$1	$-	$-	$-	$1	$-
U.S. and international high yield	1	-	-	(1)	-	(1)
Mortgage and other asset-backed securities	52	7	24	(3)	80	(14)
Private equity	175	17	17	-	209	-

Total	$229	$24	$41	$(4)	$290	$(15)

Transfers of Level 1 and Level 2 Assets and Liabilities

    AIG's policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. AIG had no significant transfers between Level 1 and Level 2 during the twelve months ended December 31, 2011.

Transfers of Level 3 Assets

    During the year ended December 31, 2011, transfers into Level 3 included certain corporate high yield and mortgage backed securities. The transfers into Level 3 related to investments in certain corporate high yield and mortgage backed securities were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types.

EXPECTED CASH FLOWS

    Funding for the U.S. pension plan ranges from the minimum amount required by ERISA to the maximum amount that would be deductible for U.S. tax purposes. Contributed amounts in excess of the minimum amounts are deemed voluntary. Amounts in excess of the maximum amount would be subject to an excise tax and may not be deductible under the Internal Revenue Code. There are no minimum required cash contributions for the AIG Retirement Plan in 2012. Supplemental, Excess and postretirement plan payments are deductible when paid.

    AIG's annual pension contribution in 2012 is expected to be approximately $91 million for its non-U.S. and U.S. non-qualified plans. No contributions to the AIG Retirement Plan are currently anticipated. These estimates are subject to change, since contribution decisions are affected by various factors including AIG's liquidity, market performance and management's discretion.

AIG 2011 Form 10-K            353

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected future benefit payments, net of participants' contributions, with respect to the defined benefit pension plans and other postretirement benefit plans, are as follows:

	Pension		Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans

2012	$45	$276	$1	$16
2013	43	292	1	16
2014	44	298	1	17
2015	42	304	1	17
2016	45	311	1	18
2017 - 2021	266	1,654	8	104

DEFINED CONTRIBUTION PLANS

    In addition to several small defined contribution plans, AIG sponsors a voluntary savings plan for U.S. employees which provides for salary reduction contributions by employees and matching U.S. contributions by AIG of up to seven percent of annual salary depending on the employees' years of service subject to certain compensation limits. Pre-tax expense associated with this plan was $99 million, $103 million and $100 million in 2011, 2010 and 2009, respectively.

    Effective January 1, 2012, the plan was amended to change the company matching contribution to 100% of the first six percent of participant contributions and to allow all employees to contribute up to the annual IRS contribution maximum of $17,000.

21. OWNERSHIP

    The Department of the Treasury holds 1,455,037,962 shares of AIG Common Stock, representing ownership of approximately 77 percent of the outstanding AIG Common Stock at December 31, 2011. For discussion of the Recapitalization and the ownership by the Department of the Treasury, see Note 1 herein.

    A Schedule 13G filed February 17, 2012 reports aggregate ownership of 116,573,542 shares, or approximately 6.1 percent (based on the AIG Common Stock outstanding, as adjusted to reflect the warrants owned), of AIG Common Stock and warrants (92,044,583 shares plus 24,528,959 warrants) as of December 31, 2011, including securities beneficially owned by The Fairholme Fund and other funds and investment vehicles managed by Fairholme Capital Management and securities owned by Mr. Bruce Berkowitz personally.

    The calculation of ownership interest for purposes of the AIG Tax Asset Protection Plan and Article 13 of AIG's Restated Certificate of Incorporation is different than beneficial ownership for Schedule 13G. To the best of AIG's knowledge, the Department of the Treasury is the only person deemed for such purposes to have an ownership interest of 4.99 percent or more of AIG Common Stock at December 31, 2011.

22. INCOME TAXES

The following table presents income (loss) from continuing operations before income tax expense (benefit) by U.S. and foreign location in which such pre-tax income (loss) was earned or incurred.

Years Ended December 31, (in millions)	2011	2010	2009

U.S.	$(1,942)	$13,208	$(17,122)
Foreign	877	4,728	2,815

Total	$(1,065)	$17,936	$(14,307)

354            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the income tax expense (benefit) attributable to pre-tax income (loss) from continuing operations:

Years Ended December 31, (in millions)	2011	2010	2009

Foreign and U.S. components of actual income tax expense:
Foreign:
Current	$303	$807	$1,573
Deferred	100	318	3,661
U.S.:
Current	(208)	(163)	1,229
Deferred	(18,231)	4,897	(7,952)

Total	$(18,036)	$5,859	$(1,489)

AIG's actual income tax (benefit) expense differs from the statutory U.S. federal amount computed by applying the federal income tax rate due to the following:

	2011			2010			2009
Years Ended December 31, (dollars in millions)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax Income (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax Income (Loss)	Pre-Tax (Loss)	Tax Expense/ (Benefit)	Percent of Pre-Tax (Loss)

U.S. federal income tax at statutory rate	$1,007	$352	35.0%	$17,711	$6,199	35.0%	$(15,423)	$(5,398)	35.0%
Adjustments:
Tax exempt interest		(454)	(45.1)		(587)	(3.3)		(677)	4.4
Investment in subsidiaries and partnerships		(224)	(22.2)		(1,320)	(7.5)		(473)	3.1
Variable interest entities		(43)	(4.3)		(2)	(0.0)		435	(2.8)
Uncertain tax positions		(25)	(2.5)		(37)	(0.2)		874	(5.7)
Dividends received deduction		(52)	(5.2)		(108)	(0.6)		(117)	0.8
Effect of foreign operations		(346)	(34.4)		206	1.2		(130)	0.8
Bargain purchase gain		-	-		(116)	(0.7)		-	-
State income taxes		(87)	(8.6)		(126)	(0.7)		155	(1.0)
Other		130	12.9		185	1.0		314	(2.0)
Effect of discontinued operations		(189)	(18.8)		(642)	(3.6)		(1,012)	6.6
Effect of discontinued operations – goodwill		-	-		1,268	7.2		3	(0.0)
Valuation allowance:
Continuing operations		(16,561)	NM		1,486	8.4		3,137	(20.3)
Discontinued operations		-	-		1,292	7.3		(221)	1.4

Consolidated total amounts	1,007	(17,499)	NM	17,711	7,698	43.5	(15,423)	(3,110)	20.2
Amounts attributable to discontinued operations	2,072	537	25.9	(225)	1,839	NM	(1,116)	(1,621)	145.3

Amounts attributable to continuing operations	$(1,065)	$(18,036)	NM %	$17,936	$5,859	32.7%	$(14,307)	$(1,489)	10.4%

    For the year ended December 31, 2011, the effective tax rate on pre-tax loss from continuing operations was not meaningful, due to the significant effect of releasing approximately $16.6 billion of the deferred tax asset valuation allowance. Other less significant factors that contributed to the difference from the statutory rate included tax benefits of $454 million associated with tax exempt interest income, $346 million associated with the effect of foreign operations, and $224 million associated with AIG's investment in subsidiaries and partnerships

AIG 2011 Form 10-K            355

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    For the year ended December 31, 2010, the effective tax rate on pre-tax income from continuing operations was 32.7 percent. The effective tax rate for the year ended December 31, 2010, attributable to continuing operations differs from the statutory rate primarily due to tax benefits of $1.3 billion associated with AIG's investment in subsidiaries and partnerships, principally the AIA SPV which is treated as a partnership for U.S. tax purposes, and $587 million associated with tax exempt interest, partially offset by an increase in the valuation allowance attributable to continuing operations of $1.5 billion.

    For the year ended December 31, 2009, the effective tax rate on pre-tax loss from continuing operations was 10.4 percent. The effective tax rate on the pre-tax loss from continuing operations for the year ended December 31, 2009, differs from the statutory rate primarily due to increases in the valuation allowance of $3.1 billion and reserve for uncertain tax positions of $874 million, partially offset by tax exempt interest of $677 million and the change in investment in subsidiaries and partnerships of $473 million which was principally related to changes in the estimated U.S. tax liability with respect to the potential sales of subsidiaries.

The following table presents the components of the net deferred tax assets (liabilities):

December 31, (in millions)	2011	2010

Deferred tax assets:
Losses and tax credit carryforwards	$28,223	$25,195
Unrealized loss on investments	2,436	3,223
Accruals not currently deductible, and other	6,431	3,036
Investments in foreign subsidiaries and joint ventures	1,432	2,207
Loss reserve discount	1,260	1,264
Loan loss and other reserves	877	1,093
Unearned premium reserve reduction	1,696	825
Employee benefits	1,217	1,034

Total deferred tax assets	43,572	37,877

Deferred tax liabilities:
Adjustment to life policy reserves	(1,978)	(458)
Deferred policy acquisition costs	(5,087)	(4,387)
Flight equipment, fixed assets and intangible assets	(4,530)	(4,753)
Unrealized gains related to available for sale debt securities	(4,010)	(3,317)
Other	(378)	(466)

Total deferred tax liabilities	(15,983)	(13,381)

Net deferred tax assets before valuation allowance	27,589	24,496
Valuation allowance	(11,018)	(25,773)

Net deferred tax assets (liabilities)	$16,571	$(1,277)

The following table presents AIG's U.S. consolidated income tax group tax losses and credits carryforwards as of December 31, 2011 on a tax return basis.

December 31, 2011 (in millions)	Gross	Tax Effected	Expiration Periods

Net operating loss carryforwards	$45,273	$15,846	2028 - 2031
Capital loss carryforwards – Life	21,213	7,425	2013 - 2014
Capital loss carryforwards – Non-Life	88	30	2014 - 2015
Foreign tax credit carryforwards	-	4,609	2016 - 2021
Other carryforwards and other	-	496	Various

Total AIG U.S. consolidated income tax group tax losses and credits carryforwards		$28,406

356            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSESSMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCE

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

    AIG's framework for assessing the recoverability of deferred tax assets weighs the sustainability of recent operating profitability, the predictability of future operating profitability of the character necessary to realize the deferred tax assets, and AIG's emergence from cumulative losses in recent years. The framework requires AIG to consider all available evidence, including:

  •
  the nature, frequency, and severity of cumulative financial reporting losses in recent years;

  •
  the sustainability of recent operating profitability of AIG's subsidiaries in various tax jurisdictions;

  •
  the predictability of future operating profitability of the character necessary to realize the net deferred tax asset;

  •
  the carryforward periods for the net operating loss, capital loss and foreign tax credit carryforwards, including the effect of reversing taxable temporary differences; and,

  •
  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets.

    During 2011, AIG experienced significant favorable developments, including the completion of the Recapitalization in January 2011, the wind-down of AIGFP's portfolios, the sale of certain businesses, emergence from cumulative losses in recent years and a return to sustainable operating profits within its primary operations. During 2011, AIG's level of profitability, excluding the $3.3 billion loss on extinguishment of debt in January confirmed its return to sustainable operating profit for the full year. This, together with the emergence from cumulative losses in recent years and projections of sufficient future taxable income, represent significant positive evidence. As of December 31, 2011, the cumulative positive evidence outweighed the historical negative evidence regarding the likelihood that the deferred tax asset for AIG's U.S. consolidated income tax group (other than the life-insurance-business capital loss carryforwards) will be realized. This assessment was evidenced by AIG meeting all of the criteria in its framework, resulting in its conclusion that $16.6 billion of the deferred tax asset valuation allowance for AIG's U.S. consolidated income tax group should be released in 2011. The life-insurance-business capital loss carryforwards may be realized in the future if and when either capital gains are realized or when prudent and feasible tax planning strategies are identified that result in an assessment that the life-insurance-business capital loss carryforwards will be realized on a more-likely-than-not basis prior to their expiration.

AIG 2011 Form 10-K            357

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net deferred tax assets (liabilities) for December 31, 2011, and December 31, 2010, respectively, on a U.S. GAAP basis:

	December 31,
(in millions)	2011	2010

Net U.S. consolidated return group deferred tax assets	$27,691	$26,563
Net deferred tax assets (liabilities) in Other comprehensive income	(2,938)	(2,901)
Valuation allowance	(7,240)	(23,840)

Subtotal	17,513	(178)

Net foreign, state & local deferred tax assets*	2,836	2,126
Valuation allowance	(3,778)	(3,225)

Subtotal	(942)	(1,099)

Total AIG net deferred tax assets (liabilities)	$16,571	$(1,277)

*
Amount includes deferred tax liabilities for certain jurisdictions which are not available to offset deferred tax assets from other jurisdictions.

 DEFERRED TAX ASSET VALUATION ALLOWANCE OF U.S. CONSOLIDATED INCOME TAX GROUP

    At December 31, 2011, and December 31, 2010, AIG's U.S. consolidated income tax group had net deferred tax assets (liabilities) after valuation allowance of $17.5 billion and $(178) million, respectively. At December 31, 2011, and December 31, 2010, AIG's U.S. consolidated income tax group had valuation allowances of $7.2 billion and $23.8 billion, respectively.

    For the year ended December 31, 2011, the decrease in the U.S. consolidated income tax group deferred tax asset valuation allowance was $16.6 billion. The entire decrease in valuation allowance was allocated to continuing operations. The amount allocated to continuing operations also included the decrease in the valuation allowance attributable to the anticipated inclusion of the ALICO SPV within the 2011 U.S. consolidated federal income tax return.

DEFERRED TAX LIABILITY – FOREIGN, STATE AND LOCAL

    At December 31, 2011 and December 31, 2010, AIG had net deferred tax liabilities of $942 million and $1.1 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns.

    At December 31, 2011 and December 31, 2010, AIG had deferred tax asset valuation allowances of $3.8 billion and $3.2 billion, respectively, related to foreign subsidiaries, state and local tax jurisdictions, and certain domestic subsidiaries that file separate tax returns. AIG maintained these valuation allowances following its conclusion that it could not demonstrate that it was more likely than not that the related deferred tax assets will be realized. This was primarily due to factors such as cumulative losses in recent years and the inability to demonstrate profits within the specific jurisdictions over the relevant carryforward periods.

TAX EXAMINATIONS AND LITIGATION

    AIG and its eligible U.S. subsidiaries file a consolidated U.S. federal income tax return. Several U.S. subsidiaries included in the consolidated financial statements previously filed separate U.S. federal income tax returns and were not part of the AIG U.S. consolidated income tax group. Subsidiaries operating outside the U.S. are taxed, and income tax expense is recorded, based on applicable U.S. and foreign law.

358            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The statute of limitations for all tax years prior to 2000 has expired for AIG's consolidated federal income tax return. AIG is currently under examination for the tax years 2000 through 2006.

    On March 20, 2008, AIG received a Statutory Notice of Deficiency (Notice) from the IRS for years 1997 to 1999. The Notice asserted that AIG owes additional taxes and penalties for these years primarily due to the disallowance of foreign tax credits associated with cross-border financing transactions. The transactions that are the subject of the Notice extend beyond the period covered by the Notice, and the IRS is challenging the later periods. It is also possible that the IRS will consider other transactions to be similar to these transactions. AIG has paid the assessed tax plus interest and penalties for 1997 to 1999. On February 26, 2009, AIG filed a complaint in the United States District Court for the Southern District of New York seeking a refund of approximately $306 million in taxes, interest and penalties paid with respect to its 1997 taxable year. AIG alleges that the IRS improperly disallowed foreign tax credits and that AIG's taxable income should be reduced as a result of AIG's 2005 restatement of its consolidated financial statements.

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

    AIG also filed an administrative refund claim on September 9, 2010 for its 1998 and 1999 tax years. AIG will vigorously defend its position, and continues to believe that it has adequate reserves for any liability that could result from the IRS actions.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The following table presents a rollforward of the beginning and ending balances of the total amounts of gross unrecognized tax benefits:

Years Ended December 31, (in millions)	2011	2010	2009

Gross unrecognized tax benefits, beginning of year	$5,296	$4,843	$3,368
Increases in tax positions for prior years	239	888	1,628
Decreases in tax positions for prior years	(1,046)	(470)	(132)
Increases in tax positions for current year	48	49	142
Lapse in statute of limitations	(7)	(6)	(47)
Settlements	(259)	(12)	(9)
Activity of discontinued operations	8	-	(46)
Less: Unrecognized tax benefits of held for sale entities	-	4	(61)

Gross unrecognized tax benefits, end of year	$4,279	$5,296	$4,843

    At December 31, 2011, 2010 and 2009, AIG's unrecognized tax benefits related to tax positions that if recognized would not affect the effective tax rate as they relate to such factors as the timing, rather than the permissibility, of the deduction were $0.7 billion, $1.7 billion and $1.4 billion, respectively. Accordingly, at December 31, 2011, 2010 and 2009, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.5 billion, $3.6 billion and $3.4 billion, respectively.

    The decrease in the gross unrecognized tax benefits for 2011 was primarily related to tax positions that did not affect the effective tax rate because they relate to timing.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At December 31, 2011 and 2010, AIG had accrued liabilities of $744 million and $952 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the years ended December 31, 2011, 2010 and 2009, AIG accrued expense (benefits) of $(170) million, $152 million and $393 million, respectively, for the payment of interest (net of the federal benefit) and penalties.

AIG 2011 Form 10-K            359

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AIG regularly evaluates adjustments proposed by taxing authorities. At December 31, 2011, such proposed adjustments would not have resulted in a material change to AIG's consolidated financial condition, although it is possible that the effect could be material to AIG's consolidated results of operations for an individual reporting period. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next 12 months, based on the information currently available, AIG does not expect any change to be material to AIG's consolidated financial condition.

Listed below are the tax years that remain subject to examination by major tax jurisdictions:

At December 31, 2011	Open Tax Years

Major Tax Jurisdiction
United States	2000 - 2010
France	2008 - 2010
Hong Kong	2004 - 2009
Japan	2006 - 2010
Korea	2009
Malaysia	2002 - 2010
Taiwan	2007 - 2010
Thailand	2006 - 2010
United Kingdom	2008 - 2009

360            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,		June 30,		September 30,		December 31,
(dollars in millions, except per share data)
	2011	2010	2011	2010	2011	2010	2011	2010

Total revenues	$17,436	$18,555	$16,676	$18,314	$12,716	$19,455	$17,409	$21,202
Income (loss) from continuing operations before income tax expense (benefit)	(1,380)	1,641	1,806	1,501	(4,358)	306	2,867	14,488
Income (loss) from discontinued operations, net of income tax expense (benefit)	1,653	343	(37)	(2,611)	(221)	(1,833)	140	2,037
Net income (loss)	473	2,431	2,057	(2,115)	(3,945)	(2,013)	19,921	11,710
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior, and senior preferred interests	252	519	141	508	145	388	96	403
Other	(55)	119	64	20	19	104	27	112

Total net income from continuing operations attributable to noncontrolling interests	197	638	205	528	164	492	123	515
Net income (loss) attributable to AIG	$269	$1,783	$1,840	$(2,656)	$(4,109)	$(2,517)	$19,798	$11,176

Earnings (loss) per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$(1.41)	$2.16	$1.03	$(0.25)	$(2.05)	$(4.95)	$10.36	$13.60
Income (loss) from discontinued operations	$1.06	$0.50	$(0.03)	$(19.32)	$(0.11)	$(13.58)	$0.07	$3.00
Diluted:
Income (loss) from continuing operations	$(1.41)	$2.16	$1.03	$(0.25)	$(2.05)	$(4.95)	$10.36	$13.60
Income (loss) from discontinued operations	$1.06	$0.50	$(0.03)	$(19.32)	$(0.11)	$(13.58)	$0.07	$3.00

Weighted average shares outstanding:
Basic	1,557,748,353	135,658,680	1,836,713,069	135,813,034	1,899,500,628	135,879,125	1,898,734,116	138,395,856
Diluted	1,557,748,353	135,724,939	1,836,771,513	135,813,034	1,899,500,628	135,879,125	1,898,845,071	138,447,775

Noteworthy quarterly items – income (expense):
Other-than-temporary impairments	(254)	(864)	(181)	(583)	(496)	(824)	(349)	(768)
Net gain (loss) on sale of divested businesses	(72)	(76)	(2)	198	(2)	4	2	17,641
Adjustment to federal and foreign deferred tax valuation allowance	(563)	750	570	(539)	(1,226)	110	17,780	(1,807)
Accelerated amortization of prepaid commitment fee asset	-	(162)	-	(76)	-	(762)	-	(705)
Reserve strengthening charge	-	-	-	-	-	-	-	(4,203)
Net gain (loss) on extinguishment of debt	(3,313)	-	(79)	-	-	-	484	(104)
Aircraft Leasing impairment charges, fair value adjustments and lease-related charges	(113)	(431)	(42)	(66)	(1,518)	(465)	(16)	(742)
Change in fair value of AIA securities	1,062	-	1,521	-	(2,315)	-	1,021	(638)
Change in fair value of Maiden Lane Interests	995	911	(843)	478	(974)	457	218	459

AIG 2011 Form 10-K            361

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

    The following condensed consolidating financial statements reflect the results of SunAmerica Financial Group, Inc. (SAFG, Inc.), formerly known as AIG Life Holdings (U.S.), Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of SAFG, Inc.

CONDENSED CONSOLIDATING BALANCE SHEET

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

December 31, 2011
Assets:
Short-term investments	$12,868	$-	$14,110	$(4,406)	$22,572
Other investments(a)	6,599	-	481,525	(100,258)	387,866

Total investments	19,467	-	495,635	(104,664)	410,438
Cash	176	13	1,285	-	1,474
Loans to subsidiaries(b)	39,971	-	(39,971)	-	-
Debt issuance costs	196	-	297	-	493
Investment in consolidated subsidiaries(b)	83,215	34,338	(11,600)	(105,953)	-
Other assets, including current and deferred income taxes	24,317	2,704	120,644	(4,297)	143,368

Total assets	$167,342	$37,055	$566,290	$(214,914)	$555,773

Liabilities:
Insurance liabilities	$-	$-	$282,790	$(274)	$282,516
Other long-term debt	35,906	1,638	138,240	(100,531)	75,253
Other liabilities, including intercompany balances(a)(c)	14,169	3,094	75,132	(8,720)	83,675
Loans from subsidiaries(b)	12,316	249	(12,565)	-	-

Total liabilities	62,391	4,981	483,597	(109,525)	441,444

Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	-	-	-	8,427	8,427
Other	-	-	29	67	96

Total redeemable noncontrolling interests	-	-	29	8,494	8,523

Total AIG shareholders' equity	104,951	32,074	82,272	(114,346)	104,951
Other noncontrolling interests	-	-	392	463	855

Total noncontrolling interests	-	-	392	463	855

Total equity	104,951	32,074	82,664	(113,883)	105,806

Total liabilities and equity	$167,342	$37,055	$566,290	$(214,914)	$555,773

362            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

December 31, 2010
Assets:
Short-term investments	$5,602	$-	$39,907	$(1,771)	$43,738
Other investments(a)	5,852	-	486,494	(125,672)	366,674

Total investments	11,454	-	526,401	(127,443)	410,412
Cash	49	-	1,509	-	1,558
Loans to subsidiaries(b)	61,630	-	(61,630)	-	-
Debt issuance costs, including prepaid commitment fee asset of $3,628	3,838	-	241	-	4,079
Investment in consolidated subsidiaries(b)	93,511	33,354	(6,788)	(120,077)	-
Other assets, including current and deferred income taxes	7,852	2,717	150,157	(785)	159,941
Assets held for sale	-	-	107,453	-	107,453

Total assets	$178,334	$36,071	$717,343	$(248,305)	$683,443

Liabilities:
Insurance liabilities	$-	$-	$274,590	$(237)	$274,353
Federal Reserve Bank of New York credit facility	20,985	-	-	-	20,985
Other long-term debt	40,443	1,637	167,532	(124,136)	85,476
Other liabilities, including intercompany balances(a)(c)	31,586	4,414	59,354	(3,710)	91,644
Loans from subsidiaries(b)	1	379	(380)	-	-
Liabilities held for sale	-	-	97,300	12	97,312

Total liabilities	93,015	6,430	598,396	(128,071)	569,770

Redeemable noncontrolling nonvoting, callable, junior preferred interests	-	-	207	227	434
Total AIG shareholders' equity	85,319	29,641	117,641	(147,282)	85,319
Noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests held by Federal Reserve Bank of New York	-	-	-	26,358	26,358
Other	-	-	1,099	463	1,562

Total noncontrolling interests	-	-	1,099	26,821	27,920

Total equity	85,319	29,641	118,740	(120,461)	113,239

Total liabilities and equity	$178,334	$36,071	$717,343	$(248,305)	$683,443

(a)
Includes intercompany derivative asset positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For December 31, 2011 and December 31, 2010, includes intercompany tax payable of $9.8 billion and $28.1 billion, respectively, and intercompany derivative liabilities of $901 million and $150 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $128 million and $152 million, respectively, for SAFG, Inc.

AIG 2011 Form 10-K            363

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2011
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$5,222	$122	$-	$(5,344)	$-
Change in fair value of ML III	(723)	-	77	-	(646)
Other income(b)	1,088	1,616	63,368	(1,189)	64,883

Total revenues	5,587	1,738	63,445	(6,533)	64,237

Expenses:
Interest expense on FRBNY Credit Facility	72	-	-	(2)	70
Other interest expense(c)	2,845	281	1,864	(1,189)	3,801
Net loss on extinguishment of debt	2,847	-	61	-	2,908
Other expenses	867	-	57,656	-	58,523

Total expenses	6,631	281	59,581	(1,191)	65,302

Income (loss) from continuing operations before income tax benefit	(1,044)	1,457	3,864	(5,342)	(1,065)
Income tax benefit(d)	(17,909)	(116)	(11)	-	(18,036)

Income (loss) from continuing operations	16,865	1,573	3,875	(5,342)	16,971
Income (loss) from discontinued operations	933	-	604	(2)	1,535

Net income (loss)	17,798	1,573	4,479	(5,344)	18,506
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	634	634
Other	-	-	55	-	55

Total income from continuing operations attributable to noncontrolling interests	-	-	55	634	689
Income from discontinued operations attributable to noncontrolling interests	-	-	19	-	19

Total net income attributable to noncontrolling interests	-	-	74	634	708

Net income (loss) attributable to AIG	$17,798	$1,573	$4,405	$(5,978)	$17,798

Year Ended December 31, 2010
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$18,040	$1,683	$-	$(19,723)	$-
Change in fair value of ML III	-	-	1,792	-	1,792
Other income(b)	3,046	246	75,100	(2,658)	75,734

Total revenues	21,086	1,929	76,892	(22,381)	77,526

Expenses:
Interest expense on FRBNY Credit Facility	4,107	-	-	(79)	4,028
Other interest expense(c)	2,279	378	3,950	(2,654)	3,953
Net loss on extinguishment of debt	104	-	-	-	104
Other expenses	1,664	-	49,841	-	51,505

Total expenses	8,154	378	53,791	(2,733)	59,590

Income (loss) from continuing operations before income tax expense (benefit)	12,932	1,551	23,101	(19,648)	17,936
Income tax expense (benefit)(d)	5,144	(105)	820	-	5,859

Income (loss) from continuing operations	7,788	1,656	22,281	(19,648)	12,077
Loss from discontinued operations	(2)	-	(1,983)	(79)	(2,064)

Net income (loss)	7,786	1,656	20,298	(19,727)	10,013
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	1,818	1,818
Other	-	-	355	-	355

Total income from continuing operations attributable to noncontrolling interests	-	-	355	1,818	2,173
Income from discontinued operations attributable to noncontrolling interests	-	-	54	-	54

Total net income attributable to noncontrolling interests	-	-	409	1,818	2,227

Net income (loss) attributable to AIG	$7,786	$1,656	$19,889	$(21,545)	$7,786

364            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS) (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Year Ended December 31, 2009
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$(1,477)	$(303)	$-	$1,780	$-
Change in fair value of ML III	(1,401)	-	1,820	-	419
Other income(b)	4,166	199	74,100	(3,437)	75,028

Total revenues	1,288	(104)	75,920	(1,657)	75,447

Expenses:
Interest expense on FRBNY Credit Facility	10,381	-	-	(89)	10,292
Other interest expense(c)	2,496	355	4,652	(3,437)	4,066
Other expenses	1,637	-	73,759	-	75,396

Total expenses	14,514	355	78,411	(3,526)	89,754

Income (loss) from continuing operations before income tax expense (benefit)	(13,226)	(459)	(2,491)	1,869	(14,307)
Income tax expense (benefit)(d)	(2,277)	15	773	-	(1,489)

Income (loss) from continuing operations	(10,949)	(474)	(3,264)	1,869	(12,818)
Income (loss) from discontinued operations	-	-	594	(89)	505

Net income (loss)	(10,949)	(474)	(2,670)	1,780	(12,313)
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	96	44	140
Other	-	-	(1,576)	-	(1,576)

Total income (loss) from continuing operations attributable to noncontrolling interests	-	-	(1,480)	44	(1,436)
Income from discontinued operations attributable to noncontrolling interests	-	-	72	-	72

Total net income (loss) attributable to noncontrolling interests	-	-	(1,408)	44	(1,364)

Net income (loss) attributable to AIG	$(10,949)	$(474)	$(1,262)	$1,736	$(10,949)

(a)
Eliminated in consolidation.

(b)
Includes intercompany income of $489 million, $2.6 billion, and $3.4 billion for 2011, 2010, and 2009, respectively, for American International Group, Inc. (As Guarantor).

(c)
Includes intercompany interest expense of $700 million, $28 million, and $27 million for 2011, 2010, and 2009, respectively, for American International Group, Inc. (As Guarantor).

(d)
For 2010 and 2009, income taxes recorded by American International Group, Inc. (As Guarantor) include deferred tax expense attributable to foreign businesses sold and a valuation allowance to reduce the consolidated deferred tax asset to the amount more likely than not to be realized. For 2011, the income tax benefit includes the effect of releasing a significant portion of the deferred tax asset valuation allowance. See Note 22 herein for additional information.

AIG 2011 Form 10-K            365

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2011
Net cash (used in) provided by operating activities – continuing operations	$(5,600)	$1,277	$988	$(3,335)
Net cash (used in) provided by operating activities – discontinued operations	-	-	3,370	3,370

Net cash (used in) provided by operating activities	(5,600)	1,277	4,358	35

Cash flows from investing activities:
Sales of investments	2,565	-	82,468	85,033
Sales of divested businesses, net	1,075	-	(488)	587
Purchase of investments	(19)	-	(101,136)	(101,155)
Loans to subsidiaries – net	3,757	-	(3,757)	-
Contributions to subsidiaries – net*	(15,973)	(2)	15,975	-
Net change in restricted cash	1,945	-	25,299	27,244
Net change in short-term investments	(7,130)	-	27,118	19,988
Other, net*	1,543	-	(1,386)	157

Net cash (used in) provided by investing activities – continuing operations	(12,237)	(2)	44,093	31,854
Net cash (used in) provided by investing activities – discontinued operations	-	-	4,478	4,478

Net cash (used in) provided by investing activities	(12,237)	(2)	48,571	36,332

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility repayments	(14,622)	-	-	(14,622)
Issuance of other long-term debt	2,135	117	5,510	7,762
Repayments on other long-term debt	(6,181)	-	(11,629)	(17,810)
Proceeds from drawdown on the Department of the Treasury Commitment*	20,292	-	-	20,292
Issuance of Common Stock	5,055	-	-	5,055
Purchase of Common Stock	(70)	-	-	(70)
Intercompany loans – net	11,519	(1,379)	(10,140)	-
Other, net*	(164)	-	(35,427)	(35,591)

Net cash (used in) provided by financing activities – continuing operations	17,964	(1,262)	(51,686)	(34,984)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(1,942)	(1,942)

Net cash (used in) provided by financing activities	17,964	(1,262)	(53,628)	(36,926)
Effect of exchange rate changes on cash	-	-	29	29

Change in cash	127	13	(670)	(530)
Cash at beginning of period	49	-	1,509	1,558
Change in cash of businesses held for sale	-	-	446	446

Cash at end of period	$176	$13	$1,285	$1,474

366            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2010
Net cash (used in) provided by operating activities – continuing operations	$(1,942)	$(141)	$11,786	$9,703
Net cash (used in) provided by operating activities – discontinued operations	-	-	7,207	7,207

Net cash (used in) provided by operating activities	(1,942)	(141)	18,993	16,910

Cash flows from investing activities:
Sales of investments	3,997	-	89,091	93,088
Sales of divested businesses, net	278	-	21,482	21,760
Purchase of investments	(55)	-	(93,056)	(93,111)
Loans to subsidiaries – net	5,703	-	(5,703)	-
Contributions to subsidiaries – net	(2,574)	-	2,574	-
Net change in restricted cash	(183)	-	(26,932)	(27,115)
Net change in short-term investments	(4,291)	-	(942)	(5,233)
Other, net	(300)	-	(32)	(332)

Net cash (used in) provided by investing activities – continuing operations	2,575	-	(13,518)	(10,943)
Net cash (used in) provided by investing activities – discontinued operations	-	-	718	718

Net cash (used in) provided by investing activities	2,575	-	(12,800)	(10,225)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	19,900	-	-	19,900
Federal Reserve Bank of New York credit facility repayments	(19,110)	-	(4,068)	(23,178)
Issuance of other long-term debt	1,996	-	11,050	13,046
Repayments on other long-term debt	(3,681)	(500)	(11,795)	(15,976)
Proceeds from drawdown on the Department of the Treasury Commitment	2,199	-	-	2,199
Intercompany loans – net	(1,777)	639	1,138	-
Other, net	(168)	-	(1,368)	(1,536)

Net cash (used in) provided by financing activities – continuing operations	(641)	139	(5,043)	(5,545)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(3,716)	(3,716)

Net cash (used in) provided by financing activities	(641)	139	(8,759)	(9,261)

Effect of exchange rate changes on cash	-	-	39	39

Change in cash	(8)	(2)	(2,527)	(2,537)
Cash at beginning of period	57	2	4,341	4,400
Change in cash of businesses held for sale	-	-	(305)	(305)

Cash at end of period	$49	$-	$1,509	$1,558

AIG 2011 Form 10-K            367

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Year Ended December 31, 2009
Net cash (used in) provided by operating activities – continuing operations	$(1,393)	$(120)	$13,796	$12,283
Net cash (used in) provided by operating activities – discontinued operations	-	-	6,301	6,301

Net cash (used in) provided by operating activities	(1,393)	(120)	20,097	18,584

Cash flows from investing activities:
Sales of investments	1,981	-	86,199	88,180
Sales of divested businesses, net	857	169	4,252	5,278
Purchase of investments	(400)	-	(79,866)	(80,266)
Loans to subsidiaries – net	(5,927)	-	5,927	-
Contributions to subsidiaries – net	(5,683)	(2,350)	8,033	-
Net change in restricted cash	99	-	(349)	(250)
Net change in short-term investments	702	-	(9,723)	(9,021)
Other, net	(254)	-	2,739	2,485

Net cash (used in) provided by investing activities – continuing operations	(8,625)	(2,181)	17,212	6,406
Net cash (used in) provided by investing activities – discontinued operations	-	-	(628)	(628)

Net cash (used in) provided by investing activities	(8,625)	(2,181)	16,584	5,778

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	32,526	-	-	32,526
Federal Reserve Bank of New York credit facility repayments	(26,400)	-	(26)	(26,426)
Issuance of other long-term debt	-	-	3,452	3,452
Repayments on other long-term debt	(2,931)	-	(16,520)	(19,451)
Proceeds from drawdown on the Department of the Treasury Commitment	5,344	-	-	5,344
Intercompany loans – net	1,563	1,103	(2,666)	-
Other, net	(130)	1,200	(17,525)	(16,455)

Net cash (used in) provided by financing activities – continuing operations	9,972	2,303	(33,285)	(21,010)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(7,987)	(7,987)

Net cash (used in) provided by financing activities	9,972	2,303	(41,272)	(28,997)

Effect of exchange rate changes on cash	-	-	533	533

Change in cash	(46)	2	(4,058)	(4,102)
Cash at beginning of period	103	-	8,539	8,642
Change in cash of businesses held for sale	-	-	(140)	(140)

Cash at end of period	$57	$2	$4,341	$4,400

*
Includes activities related to the Recapitalization. See Note 17 herein.

368            AIG 2011 Form 10-K

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the year ended December 31, 2011 for:
Interest:
Third party*	$(6,909)	$(129)	$(1,947)	$(8,985)
Intercompany	(311)	(153)	464	-
Taxes:
Income tax authorities	$13	$-	$(729)	$(716)
Intercompany	(335)	-	335	-

Cash (paid) received during the year ended December 31, 2010 for:
Interest:
Third party	$(2,493)	$(152)	$(2,521)	$(5,166)
Intercompany	(12)	(226)	238	-
Taxes:
Income tax authorities	$(32)	$-	$(970)	$(1,002)
Intercompany	859	-	(859)	-

Cash (paid) received during the year ended December 31, 2009 for:
Interest:
Third party	$(2,595)	$(166)	$(3,016)	$(5,777)
Intercompany	(6)	(186)	192	-
Taxes:
Income tax authorities	$1,140	$-	$(1,366)	$(226)
Intercompany	(1,287)	(21)	1,308	-

*
Includes payment of FRBNY Credit Facility accrued compounded interest of $4.7 billion in the first quarter of 2011.

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Year Ended December 31, (in millions)	2011	2010	2009

Intercompany non-cash financing and investing activities:
Paydown of FRBNY Credit Facility by subsidiary	$-	$4,068	$26
Return of capital and dividend received in the form of bond trading securities	3,668	-	-
Capital contributions to subsidiaries through forgiveness of loans	-	2,510	287
Intercompany loan receivable offset by intercompany payable	18,284	1,364	-
Investment assets received through reduction of intercompany loan receivable	-	468	-
Settlement of payable to subsidiary with return of capital from subsidiary	-	-	15,500
Exchange of intercompany payable with loan payable	-	469	-
Exchange of intercompany receivable with loan receivable	-	-	528
Capital contributions in the form of bonds	-	-	2,698
Other capital contributions – net	523	346	2,834

AIG 2011 Form 10-K            369

American International Group, Inc.

Part II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by AIG management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2011). Based on this evaluation, AIG's Chief Executive Officer and Chief Financial Officer concluded that AIG's disclosure controls and procedures were effective as of December 31, 2011.

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

    AIG management conducted an assessment of the effectiveness of AIG's internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    AIG management has concluded that, as of December 31, 2011, AIG's internal control over financial reporting was effective based on the criteria articulated in Internal Control — Integrated Framework issued by the COSO. The effectiveness of AIG's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

    AIG continues its implementation of new technology solutions, which began in 2010, to mitigate the reliance on manual controls and to improve its internal controls relating to the period-end financial reporting and consolidation process, income taxes and reporting for non-standard transactions. As a result, AIG has updated its internal controls to accommodate the modifications to its business processes and accounting procedures. AIG has evaluated the effect on its internal control over financial reporting of this implementation for the quarter ended December 31, 2011, and determined that this conversion has not materially affected, and is not reasonably likely to materially affect, AIG's internal control over financial reporting. There have been no other changes in AIG's internal control over financial reporting that have occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, AIG's internal control over financial reporting.

370            AIG 2011 Form 10-K

American International Group, Inc.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    Except for the information provided in Part I under the heading "Directors and Executive Officers of AIG", information required by Items 10, 11, 12, 13 and 14 of this Form 10-K are incorporated by reference from the definitive proxy statement for AIG's 2012 Annual Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

    See Item 10 herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    See Item 10 herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    See Item 10 herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    See Item 10 herein.

AIG 2011 Form 10-K            371

American International Group, Inc.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements and Schedules. See accompanying Index to Financial Statements.

(b)
Exhibits. See accompanying Exhibit Index.

(c)
Audited financial statements for AIA Group Limited as of November 30, 2011 and for the year then ended, required pursuant to Rule 3-09 of Regulation S-X, will be filed by amendment to this Annual Report on Form 10-K.

372            AIG 2011 Form 10-K

American International Group, Inc.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd of February, 2012.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd of February, 2012.

Signature	Title

/s/ ROBERT H. BENMOSCHE (Robert H. Benmosche)	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ DAVID L. HERZOG (David L. Herzog)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ JOSEPH D. COOK (Joseph D. Cook)	Vice President and Controller (Principal Accounting Officer)
/s/ W. DON CORNWELL (W. Don Cornwell)	Director
/s/ JOHN H. FITZPATRICK (John H. Fitzpatrick)	Director
/s/ LAURETTE T. KOELLNER (Laurette T. Koellner)	Director

AIG 2011 Form 10-K            373

American International Group, Inc.

Signature	Title

/s/ DONALD H. LAYTON (Donald H. Layton)	Director
/s/ CHRISTOPHER S. LYNCH (Christopher S. Lynch)	Director
/s/ ARTHUR C. MARTINEZ (Arthur C. Martinez)	Director
/s/ GEORGE L. MILES, JR. (George L. Miles, Jr.)	Director
/s/ HENRY S. MILLER (Henry S. Miller)	Director
/s/ ROBERT S. MILLER (Robert S. Miller)	Director
/s/ SUZANNE NORA JOHNSON (Suzanne Nora Johnson)	Director
/s/ MORRIS W. OFFIT (Morris W. Offit)	Director
/s/ RONALD A. RITTENMEYER (Ronald A. Rittenmeyer)	Director
/s/ DOUGLAS M. STEENLAND (Douglas M. Steenland)	Director

374            AIG 2011 Form 10-K

American International Group, Inc.

EXHIBIT INDEX

Exhibit Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(a) Agreement and Plan of Merger, dated as of May 11, 2001, among AIG, Washington Acquisition Corporation and American General Corporation	Incorporated by reference to Exhibit 2.1(i)(a) to AIG's Registration Statement on Form S-4 (File No. 333-62688).

	(b) Master Transaction Agreement, dated as of December 8, 2010, among AIG, ALICO Holdings LLC, AIA Aurora LLC, the Federal Reserve Bank of New York, the United States Department of the Treasury and the AIG Credit Facility Trust	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on December 8, 2010 (File No. 1-8787).
3	Articles of incorporation and by-laws
3(i)(a)	Restated Certificate of Incorporation of American International Group, Inc.	Incorporated by reference to Exhibit 3.2 to AIG's Current Report on Form 8-K filed with the SEC on July 13, 2011 (File No. 1-8787).
3(i)(b)	American International Group, Inc. Certificate of Elimination of Series C Perpetual, Convertible, Participating Preferred Stock	Incorporated by reference to Exhibit 3.2 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3(i)(c)	American International Group, Inc. Certificate of Elimination of Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 3.3 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3(i)(d)	American International Group, Inc. Certificate of Elimination of Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock	Incorporated by reference to Exhibit 3.4 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
3(i)(e)	American International Group, Inc. Certificate of Elimination of Series G Cumulative Mandatory Convertible Preferred Stock	Incorporated by reference to Exhibit 3.1 to AIG's Current Report on Form 8-K filed with the SEC on July 13, 2011 (File No. 1-8787).
3(ii)(a)	AIG By-laws, amended August 10, 2009	Incorporated by reference to Exhibit 3(ii) to AIG's Current Report on Form 8-K filed with the SEC on August 14, 2009 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
Certain instruments defining the rights of holders of long-term debt securities of AIG and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. AIG hereby undertakes to furnish to the Commission, upon request, copies of any such instruments.
	(1) Credit Agreement, dated as of September 22, 2008, between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).
	(2) Amendment No. 2, dated as of November 9, 2008, to the Credit Agreement dated as of September 22, 2008 between AIG and Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.4 to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-8787).

AIG 2011 Form 10-K            375

American International Group, Inc.

Exhibit Number	Description	Location

	(3) Amendment No. 3, dated as of April 17, 2009, to the Credit Agreement dated as of September 22, 2008 between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(4) Amendment No. 4, dated as of December 1, 2009, to the Credit Agreement dated as of September 22, 2008 between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(5) Warrant to Purchase Common Stock, issued November 25, 2008	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on November 26, 2008 (File No. 1-8787).
	(6) Warrant to Purchase Common Stock, issued April 17, 2009	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on April 20, 2009 (File No. 1-8787).
	(7) Warrant Agreement (including Form of Warrant), dated as of January 6, 2011, between AIG and Wells Fargo Bank, N.A., as Warrant Agent	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 7, 2011 (File No. 1-8787).
	(8) Registration Rights Agreement, dated as of January 14, 2011, between AIG and the United States Department of the Treasury	Incorporated by reference to Exhibit 99.4 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(9) Agreement to Amend Warrants, dated as of January 14, 2011, between AIG and the United States Department of the Treasury	Incorporated by reference to Exhibit 99.5 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(10) Tax Asset Protection Plan, dated as of March 9, 2011, between AIG and Wells Fargo Bank, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on March 9, 2011 (File No. 1-8787).
	(11) Eleventh Supplemental Indenture, dated as of September 13, 2011, between AIG and The Bank of New York Mellon, as trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on September 13, 2011 (File No. 1-8787).
	(12) Twelfth Supplemental Indenture, dated as of September 13, 2011, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K filed with the SEC on September 13, 2011 (File No. 1-8787).
(13) Form of the 2014 Notes (included in Exhibit 4(11))
(14) Form of the 2016 Notes (included in Exhibit 4(12))
9	Voting Trust Agreement	None.

376            AIG 2011 Form 10-K

American International Group, Inc.

Exhibit Number	Description	Location

10	Material contracts
	(1) AIG Amended and Restated 1996 Employee Stock Purchase Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(2) AIG 2003 Japan Employee Stock Purchase Plan*	Incorporated by reference to Exhibit 4 to AIG's Registration Statement on Form S-8 (File No. 333-111737).
	(3) AIG 1991 Employee Stock Option Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 1997 (File No. 1-8787) and incorporated herein by reference.
	(4) AIG Amended and Restated 1999 Stock Option Plan*	Filed as exhibit to AIG's Definitive Proxy Statement dated April 4, 2003 (File No. 1-8787) and incorporated herein by reference.
	(5) Form of Stock Option Grant Agreement under the AIG Amended and Restated 1999 Stock Option Plan*	Incorporated by reference to Exhibit 10(a) to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(6) AIG Amended and Restated 2002 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.6 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008.
	(7) Form of Restricted Stock Unit Award Agreement under the AIG Amended and Restated 2002 Stock Incentive Plan*	Incorporated by reference to Exhibit 10(b) to AIG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-8787).
	(8) AIG Executive Deferred Compensation Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(9) AIG Supplemental Incentive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-101640).
	(10) AIG Director Stock Plan*	Filed as an exhibit to AIG's Definitive Proxy Statement dated April 5, 2004 (File No. 1-8787) and incorporated herein by reference.
	(11) Retention and Employment Agreement between AIG and Jay S. Wintrob*	Incorporated by reference to Exhibit 10(m) to AIG's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-8787).
	(12) SunAmerica Inc. 1988 Employee Stock Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(13) SunAmerica 1997 Employee Incentive Stock Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(14) SunAmerica Nonemployee Directors' Stock Option Plan*	Incorporated by reference to Exhibit 4(c) to AIG's Registration Statement on Form S-8 (File No. 333-70069).

AIG 2011 Form 10-K            377

American International Group, Inc.

Exhibit Number	Description	Location

	(15) SunAmerica 1995 Performance Stock Plan*	Incorporated by reference to Exhibit 4(d) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(16) SunAmerica Inc. 1998 Long-Term Performance-Based Incentive Plan for the Chief Executive Officer*	Incorporated by reference to Exhibit 4(e) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(17) SunAmerica Inc. Long-Term Performance-Based Incentive Plan Amended and Restated 1997*	Incorporated by reference to Exhibit 4(f) to AIG's Registration Statement on Form S-8 (File No. 333-70069).
	(18) SunAmerica Five-Year Deferred Cash Plan*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-31346).
	(19) SunAmerica Executive Savings Plan*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-31346).
	(20) American General Corporation 1994 Stock and Incentive Plan (February 1998)*	Incorporated by reference to Exhibit 10.2 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(21) Amendment to American General Corporation 1994 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.4 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(22) Amendment to American General Corporation 1994 Stock and Incentive Plan (January 2000)*	Incorporated by reference to Exhibit 10.5 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(23) Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.1 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(24) American General Corporation 1997 Stock and Incentive Plan*	Incorporated by reference to Exhibit 10.3 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-7981).
	(25) Amendment to American General Corporation 1997 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.7 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(26) Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.2 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(27) American General Corporation 1999 Stock and Incentive Plan*	Incorporated by reference to Exhibit 10.4 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 1-7981).

378            AIG 2011 Form 10-K

American International Group, Inc.

Exhibit Number	Description	Location

	(28) Amendment to American General Corporation 1999 Stock and Incentive Plan (January 1999)*	Incorporated by reference to Exhibit 10.9 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-7981).
	(29) Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)*	Incorporated by reference to Exhibit 10.3 to American General Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-7981).
	(30) Amended and Restated American General Corporation Deferred Compensation Plan (December 11, 2000)*	Incorporated by reference to Exhibit 10.13 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).

	(31) Amended and Restated Restoration of Retirement Income Plan for Certain Employees Participating in the Restated American General Retirement Plan (Restoration of Retirement Income Plan) (December 31, 1998)*	Incorporated by reference to Exhibit 10.14 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(32) Amended and Restated American General Supplemental Thrift Plan (December 31, 1998)*	Incorporated by reference to Exhibit 10.15 to American General Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-7981).
	(33) American General Employees' Thrift and Incentive Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(a) to AIG's Registration Statement on Form S-8 (File No. 333-68640).
	(34) American General Agents' and Managers' Thrift and Incentive Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(b) to AIG's Registration Statement on Form S-8 (File No. 333-68640).
	(35) CommLoCo Thrift Plan (restated July 1, 2001)*	Incorporated by reference to Exhibit 4(c) to AIG's Registration Statement on Form S-8 (File No. 333-68640).
	(36) Western National Corporation 1993 Stock and Incentive Plan, as amended*	Incorporated by reference to Exhibit 10.18 to Western National Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 1-12540).
	(37) USLIFE Corporation 1991 Stock Option Plan, as amended*	Incorporated by reference to USLIFE Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 1-5683).
	(38) Letter Agreement, dated August 16, 2009, between AIG and Robert H. Benmosche*	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on August 17, 2009 (File No. 1-8787).
	(39) Executive Severance Plan, effective as of March 11, 2008*	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on March 17, 2008 (File No. 1-8787).
	(40) AIG Amended and Restated Executive Severance Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on September 26, 2008 (File No. 1-8787).

AIG 2011 Form 10-K            379

American International Group, Inc.

Exhibit Number	Description	Location

	(41) Assurance Agreement, by AIG in favor of eligible employees, dated as of June 27, 2005, relating to certain obligations of Starr International Company, Inc.*	Incorporated by reference to Exhibit 10(6) to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-8787).
	(42) AIG 2005 Senior Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.49 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(43) 2005/2006 Deferred Compensation Profit Participation Plan for Senior Partners (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.50 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(44) 2005/2006 Deferred Compensation Profit Participation Plan for Partners (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.51 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(45) 2005/2006 Deferred Compensation Profit Participation Plan RSU Award Agreement (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.52 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(46) Agreement with the United States Department of Justice, dated February 7, 2006	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(47) Final Judgment and Consent with the Securities and Exchange Commission, including the related complaint, dated February 9, 2006	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(48) Agreement between the Attorney General of the State of New York and AIG and its Subsidiaries, dated January 18, 2006	Incorporated by reference to Exhibit 10.3 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(49) Stipulation with the State of New York Insurance Department, dated January 18, 2006	Incorporated by reference to Exhibit 10.4 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2006 (File No. 1-8787).
	(50) AIG Senior Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.59 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(51) AIG Partners Plan (amended and restated effective December 31, 2008)*	Incorporated by reference to Exhibit 10.60 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(52) AIG Executive Incentive Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on May 22, 2006 (File No. 1-8787).
	(53) AIG Amended and Restated 2007 Stock Incentive Plan*	Incorporated by reference to Exhibit 10.62 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(54) AIG Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.A to AIG's Registration Statement on Form S-8 (File No. 333- 148148).

380            AIG 2011 Form 10-K

American International Group, Inc.

Exhibit Number	Description	Location

	(55) AIG Amended and Restated Form of Performance RSU Award Agreement*	Incorporated by reference to Exhibit 10.64 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(56) AIG Amended and Restated Form of Time-Vested RSU Award Agreement*	Incorporated by reference to Exhibit 10.65 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(57) AIG Form of Time-Vested RSU Award Agreement with Four-Year Pro Rata Vesting*	Incorporated by reference to Exhibit 10.D to AIG's Registration Statement on Form S-8 (File No. 333- 148148).
	(58) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting*	Incorporated by reference to Exhibit 10.67 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(59) AIG Amended and Restated Form of Time-Vested RSU Award Agreement with Three-Year Pro Rata Vesting and with Early Retirement*	Incorporated by reference to Exhibit 10.68 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No 1-8787).
	(60) AIG Amended and Restated Form of Non-Employee Director Deferred Stock Units Award Agreement*	Incorporated by reference to Exhibit 10.69 to AIG's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-8787).
	(61) Form of AIG 2009 TARP RSU Award Agreement (Top 25)*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(62) Form of AIG 2009 TARP RSU Award Agreement (Top 100)*	Incorporated by reference to Exhibit 10.63 to AIG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-8787).
	(63) Form of AIG Stock Salary Award Agreement*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).
	(64) Form of Letter Awarding AIG 2009 Cash Incentive Performance Award*	Incorporated by reference to Exhibit 10.65 to AIG's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-8787).
	(65) Memorandum of Understanding, dated November 25, 2009, between AIG, Maurice R. Greenberg, Howard I. Smith, C.V. Starr and Star International Company, Inc.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(66) Agreement for Binding Arbitration, dated as of August 31, 2009, between AIG and Maurice R. Greenberg and Howard I. Smith	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on August 31, 2009 (File No. 1-8787).
	(67) Purchase Agreement, dated as of June 25, 2009, among AIG, American International Reinsurance Company, Limited and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).
	(68) Purchase Agreement, dated as of June 25, 2009, between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 2.2 to AIG's Current Report on Form 8-K filed with the SEC on June 25, 2009 (File No. 1-8787).

AIG 2011 Form 10-K            381

American International Group, Inc.

Exhibit Number	Description	Location

	(69) Fourth Amended and Restated Limited Liability Company Agreement of AIA Aurora LLC, dated as of December 1, 2009, among AIG, American International Reinsurance Company, Limited and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(70) Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC, dated as of December 1, 2009, between AIG and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on December 1, 2009 (File No. 1-8787).
	(71) Master Investment and Credit Agreement, dated as of November 25, 2008, among Maiden Lane III LLC, the Federal Reserve Bank of New York, AIG and the Bank of New York Mellon	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 2, 2008 (File No. 1-8787).
	(72) Asset Purchase Agreement, dated as of December 12, 2008, among the Sellers party thereto, AIF Securities Lending Corp., AIG, Maiden Lane II LLC and the Federal Reserve Bank of New York	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 15, 2008 (File No. 1-8787).
	(73) AIG Credit Facility Trust Agreement, dated as of January 16, 2009, among the Federal Reserve Bank of New York and Jill M. Considine, Chester B. Feldberg and Douglas L. Foshee, as Trustees	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 23, 2009 (File No. 1-8787).
	(74) Aircraft Facility Agreement, dated as of January 19, 1999, among International Lease Finance Corporation, Halifax PLC and the other banks listed therein	Incorporated by reference to Exhibit 10.3 to International Lease Finance Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-11350).

	(75) Aircraft Facility Agreement, dated as of May 18, 2004, among Whitney Leasing Limited, as borrower, International Lease Finance Corporation, as guarantor, the Bank of Scotland and the other banks listed therein	Incorporated by reference to Exhibit 10 to International Lease Finance Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 001-31616).
	(76) Form of letter announcing Special Cash Retention awards to executive officers*	Incorporated by reference to Exhibit 10(101) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).
	(77) Form of letter agreement with certain executive officers regarding Special Cash Retention awards*	Incorporated by reference to Exhibit 10(102) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).
	(78) Form of letter agreement with certain directors regarding deferred fees for 2009*	Incorporated by reference to Exhibit 10(103) to Amendment No. 1 to AIG's Annual Report for the year ended December 31, 2008 on Form 10-K/A filed with the SEC on April 30, 2009 (File No. 1-8787).
	(79) Final Determination, dated December 21, 2009, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on December 31, 2009 (File No. 1-8787).

382            AIG 2011 Form 10-K

American International Group, Inc.

Exhibit Number	Description	Location

	(80) Determination Memorandum, dated October 22, 2009, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on October 23, 2009 (File No. 1-8787).
	(81) 2009-2010 Stock Salary Award Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(82) Restrictive Covenant Agreement between AIG and Robert H. Benmosche, dated November 24, 2009*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on November 25, 2009 (File No. 1-8787).
	(83) Form of Reimbursement Agreement for Use of Corporate Aircraft*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on January 25, 2010 (File No. 1-8787).
	(84) Letter Agreement, dated as of February 8, 2011, among AIG, AIA Aurora LLC, ALICO Holdings LLC and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on February 9, 2011.
	(85) Letter Agreement, dated as of February 11, 2011, among AIG, AIA Aurora LLC, ALICO Holdings LLC and the United States Department of the Treasury	Incorporated by reference to Exhibit 10(86) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).

	(86) Guarantee, Pledge and Proceeds Application Agreement, dated as of January 14, 2011, among AIG, AIG Capital Corporation, AIG Funding, Inc., AIG Life Holdings (International) LLC and AIA Aurora LLC and ALICO Holdings LLC	Incorporated by reference to Exhibit 99.1 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(87) AIA Aurora LLC Intercompany Loan Agreement, dated as of January 14, 2011, by and between AIA Aurora LLC and AIG	Incorporated by reference to Exhibit 99.2 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).
	(88) ALICO Holdings LLC Intercompany Loan Agreement, dated as of January 14, 2011, by and between ALICO Holdings LLC and AIG	Incorporated by reference to Exhibit 99.3 to AIG's Current Report on Form 8-K filed with the SEC on January 14, 2011 (File No. 1-8787).

	(89) Four-Year Credit Agreement, dated as of October 12, 2011, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and each Several L/C Agent party thereto.	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on October 13, 2011 (File No. 1-8787).
	(90) 364-Day Credit Agreement, dated as of October 12, 2011, among AIG, the subsidiary borrowers party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on October 13, 2011 (File No. 1-8787).
(91) Settlement Term Sheet, dated July 1, 2010, with respect to the proposed settlement of the litigation titled In re AIG Securities Litigation
Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to AIG's Quarterly Report for the quarter ended September 30, 2010 on Form 10-Q/A filed with the SEC on November 23, 2010 (File No. 1-8787).
	(92) Purchase Agreement, dated as of September 30, 2010, between American International Group, Inc. and Prudential Financial, Inc. (excluding certain exhibits and schedules)	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on October 4, 2010 (File No. 1-8787).

AIG 2011 Form 10-K            383

American International Group, Inc.

Exhibit Number	Description	Location

	(93) AIG Long-Term Performance Units Plan*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 1-8787).
	(94) American International Group, Inc. 2010 Stock Incentive Plan*	Incorporated by reference to AIG's Definitive Proxy Statement, dated April 12, 2010 (Filed No. 1-8787).
	(95) Form of Award Letter for LTPU-based stock salary*	Incorporated by reference to Exhibit 10.2 to AIG's Current Report on Form 8-K filed with the SEC on May 28, 2010 (File No. 1-8787).
	(96) Determination Memorandum, dated March 23, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 2, 2010 (File No. 1-8787).
	(97) Stock Purchase Agreement, dated as of March 7, 2010, among American International Group, Inc., ALICO Holdings LLC and MetLife, Inc.	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 11, 2010 (File No. 1-8787).
	(98) Supplemental Determination Memorandum, dated February 5, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 99.2 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(99) Release and Restrictive Covenant Agreement between AIG and Peter Hancock*	Incorporated by reference to Exhibit 99.3 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(100) Non-Competition and Non-Solicitation Agreement between AIG and Peter Hancock, dated February 8, 2010*	Incorporated by reference to Exhibit 99.4 to AIG's Current Report on Form 8-K filed with the SEC on February 8, 2010 (File No. 1-8787).
	(101) Determination Memorandum, dated April 16, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.2 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-8787).
	(102) Supplemental Determination Memorandum, dated August 3, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(103) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(103) Supplemental Determination Memorandum, dated December 20, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(104) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(104) Supplemental Determination Memorandum, dated May 18, 2010, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10(105) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(105) Amendment No. 1, dated as of March 7, 2010, to the Second Amended and Restated Limited Liability Company Agreement of ALICO Holdings LLC	Incorporated by reference to Exhibit 10(106) to AIG's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 1-8787).
	(106) Coordination Agreement, dated as of March 1, 2011, among ALICO Holdings, LLC, AIG and MetLife, Inc.	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 3, 2011 (File No. 1-8787).
	(107) Letter Agreement, dated as of March 1, 2011, among AIG, the United States Department of the Treasury, AIA Aurora LLC and ALICO Holdings LLC	Incorporated by reference to Exhibit 2.2 to AIG's Current Report on Form 8-K filed with the SEC on March 3, 2011 (File No. 1-8787).

384            AIG 2011 Form 10-K

American International Group, Inc.

Exhibit Number	Description	Location

	(108) Determination Memorandum, dated April 1, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 1, 2011 (File No. 1-8787).
	(109) Determination Memorandum, dated April 8, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Filed herewith.
	(110) Supplemental Determination Memorandum, dated October 21, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Filed herewith.
	(111) Supplemental Determination Memorandum, dated August 19, 2011, from the Office of the Special Master for TARP Executive Compensation to AIG*	Filed herewith.

	(112) Master Transaction Agreement, dated as of April 19, 2011, by and among American Home Assurance Company, Chartis Casualty Company (f/k/a American International South Insurance Company), Chartis Property Casualty Company (f/k/a AIG Casualty Company), Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company, The Insurance Company of the State of Pennsylvania, Chartis Select Insurance Company (f/k/a AIG Excess Liability Insurance Company Ltd.), Chartis Specialty Insurance Company (f/k/a American International Specialty Lines Insurance Company), Landmark Insurance Company, Lexington Insurance Company, AIU Insurance Company, American International Reinsurance Company, Ltd. and American Home Assurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and Chartis Overseas Limited acting as members of the Chartis Overseas Association as respects business written or assumed by or from affiliated companies of Chartis Inc. (collectively, the Reinsureds), Eaglestone Reinsurance Company and National Indemnity Company	Incorporated by reference to Exhibit 10.6 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(113) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Assurance Company	Incorporated by reference to Exhibit 10.7 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(114) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Life Insurance Company of Delaware	Incorporated by reference to Exhibit 10.8 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(115) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Life Insurance Company	Incorporated by reference to Exhibit 10.9 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).

AIG 2011 Form 10-K            385

American International Group, Inc.

Exhibit Number	Description	Location

	(116) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Life and Accident Insurance Company	Incorporated by reference to Exhibit 10.10 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(117) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and The United States Life Insurance Company in the City of New York	Incorporated by reference to Exhibit 10.11 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).

	(118) Unconditional Capital Maintenance Agreement, dated as of February 17, 2012, among American International Group, Inc., Chartis Inc., AIU Insurance Company, American Home Assurance Company, Chartis Casualty Company, Chartis Property Casualty Company, Chartis Specialty Insurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania	Filed herewith.
	(119) Unconditional Capital Maintenance Agreement, dated as of March 15, 2011, between American International Group, Inc. and AGC Life Insurance Company	Incorporated by reference to Exhibit 10.26 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(120) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and SunAmerica Annuity and Life Assurance Company	Incorporated by reference to Exhibit 10.28 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(121) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and SunAmerica Life Insurance Company	Incorporated by reference to Exhibit 10.29 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(122) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and The Variable Annuity Life Insurance Company	Incorporated by reference to Exhibit 10.30 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
	(123) Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and Western National Life Insurance Company	Incorporated by reference to Exhibit 10.31 to AIG's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-8787).
11	Statement re: computation of per share earnings	Included in Note 17 to Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

386            AIG 2011 Form 10-K

American International Group, Inc.

Exhibit Number	Description	Location

21	Subsidiaries of Registrant	Filed herewith.
23	Consent of PricewaterhouseCoopers LLP	Filed herewith.
24	Powers of attorney	Included on signature page and filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications**	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
99.02	Securities Registered pursuant to Section 12(b) of the Act	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three years ended December 31, 2011, (iii) the Consolidated Statement of Shareholders' Equity for the three years ended December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2011, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2011 and (vi) the Notes to the Consolidated Financial Statements.***	Filed herewith.

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

AIG 2011 Form 10-K            387

American International Group, Inc.

Summary of Investments – Other than Investments in Related Parties

Schedule I

At December 31, 2011 (in millions)	Cost*	Fair Value	Amount at which shown in the Balance Sheet

Fixed maturities:
U.S. government and government sponsored entities	$13,165	$13,582	$13,582
Obligations of states, municipalities and political subdivisions	35,274	37,755	37,755
Non-U.S. governments	24,603	25,770	25,770
Public utilities	21,938	24,216	24,216
All other corporate debt securities	113,852	121,418	121,418
Mortgage-backed, asset-backed and collateralized	66,302	65,604	65,604

Total fixed maturity securities	275,134	288,345	288,345

Equity securities and mutual funds:
Common stocks:
Public utilities	4	5	5
Banks, trust and insurance companies	428	1,709	1,709
Industrial, miscellaneous and all other	1,375	1,832	1,832

Total common stocks	1,807	3,546	3,546
Preferred stocks	83	143	143
Mutual funds	55	60	60

Total equity securities and mutual funds	1,945	3,749	3,749

Mortgage and other loans receivable, net of allowance	19,489	20,600	19,489
Other invested assets	39,177	39,586	40,744
Short-term investments, at cost (approximates fair value)	22,572	22,572	22,572
Derivative assets	4,499	4,499	4,499

Total investments			$379,398

*
Original cost of equity securities and fixed maturities is reduced by other-than-temporary impairment charges, and, as to fixed maturity securities, reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

388            AIG 2011 Form 10-K

American International Group, Inc.

Condensed Financial Information of Registrant
Balance Sheet – Parent Company Only

Schedule II

December 31, (in millions)	2011	2010

Assets:
Short-term investments	$12,868	$5,602
Other investments	6,599	5,852

Total investments	19,467	11,454
Cash	176	49
Loans to subsidiaries*	39,971	61,630
Due from affiliates – net*	303	380
Current and deferred income taxes	22,438	3,957
Debt issuance costs including prepaid commitment fee asset of $3,628 in 2010	196	3,838
Investments in consolidated subsidiaries*	83,215	93,511
Other assets	1,576	3,515

Total assets	$167,342	$178,334

Liabilities:
Intercompany tax payable*	$9,801	$28,083
Federal Reserve Bank of New York credit facility	-	20,985
Parent company long-term debt	21,584	24,953
MIP notes payable	10,138	11,318
Series AIGFP matched notes and bonds payable	3,560	3,703
Loans and notes payable	624	469
Loans from subsidiaries*	12,316	1
Other liabilities (includes intercompany derivative liabilities of $901 in 2011 and $150 in 2010)	4,368	3,503

Total liabilities	62,391	93,015

AIG Shareholders' equity:
Preferred stock	-	71,983
Common stock	4,766	368
Treasury stock	(942)	(873)
Additional paid-in capital	81,787	9,683
Retained earnings (accumulated deficit)	14,332	(3,466)
Accumulated other comprehensive income	5,008	7,624

Total AIG shareholders' equity	104,951	85,319

Total liabilities and equity	$167,342	$178,334

*
Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant.

AIG 2011 Form 10-K            389

American International Group, Inc.

Condensed Financial Information of Registrant (Continued)
Statement of Income (Loss) – Parent Company Only

Schedule II

Years Ended December 31, (in millions)	2011	2010	2009

Revenues:
Equity in earnings of consolidated subsidiaries*	$5,222	$18,040	$(1,477)
Interest income	596	3,249	4,126
Change in fair value of ML III	(723)	-	(1,401)
Net realized capital gains (losses)	213	(209)	(54)
Other income	279	6	94
Expenses:
Accrued and compounding interest	(24)	(636)	(2,022)
Amortization of prepaid commitment asset	(48)	(3,471)	(8,359)

Total interest expense on FRBNY Credit Facility	(72)	(4,107)	(10,381)
Other interest expense	(2,845)	(2,279)	(2,496)
Restructuring expense and related asset impairment and other expenses	(36)	(451)	(407)
Net loss on extinguishment of debt	(2,847)	(104)	-
Other expenses	(831)	(1,213)	(1,230)

Income (loss) from continuing operations before income tax expense (benefit)	(1,044)	12,932	(13,226)
Income tax expense (benefit)	(17,909)	5,144	(2,277)

Net income (loss)	16,865	7,788	(10,949)
Income (loss) from discontinued operations	933	(2)	-

Net income (loss) attributable to AIG Parent Company	$17,798	$7,786	$(10,949)

*
Eliminated in consolidation.

See Accompanying Notes to Condensed Financial Information of Registrant.

390            AIG 2011 Form 10-K

American International Group, Inc.

Condensed Financial Information of Registrant (Continued)
Statement of Cash Flows – Parent Company Only

Schedule II

Years Ended December 31, (in millions)	2011	2010	2009

Net cash used in operating activities	$(5,600)	$(1,942)	$(1,393)

Cash flows from investing activities:
Sale of investments	2,215	3,201	1,466
Maturities of investments	9	11	-
Sales of divested businesses	1,075	278	857
Purchase of investments	(19)	(55)	(400)
Net change in restricted cash	1,945	(183)	99
Net change in short-term investments	(7,130)	(4,291)	702
Contributions to subsidiaries – net	(15,973)	(2,574)	(5,683)
Payments received on mortgages and other loan receivables	341	785	515
Loans to subsidiaries – net	3,757	5,703	(5,927)
Other, net	1,543	(300)	(254)

Net cash provided by (used in) investing activities	(12,237)	2,575	(8,625)

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility borrowings	-	19,900	32,526
Federal Reserve Bank of New York credit facility repayments	(14,622)	(19,110)	(26,400)
Issuance of other long-term debt	2,135	1,996	-
Repayment of other long-term debt	(6,181)	(3,681)	(2,931)
Proceeds from drawdown on the Department of the Treasury Commitment	20,292	2,199	5,344
Issuance of Common Stock	5,055	-	-
Loans from subsidiaries – net	11,519	(1,777)	1,563
Purchase of Common Stock	(70)	-	-
Other, net	(164)	(168)	(130)

Net cash provided by (used in) financing activities	17,964	(641)	9,972

Change in cash	127	(8)	(46)
Cash at beginning of year	49	57	103

Cash at end of year	$176	$49	$57

Supplementary disclosure of cash flow information:

	Years Ended December 31,
(in millions)	2011	2010	2009

Intercompany non-cash financing and investing activities:
Capital contributions in the form of bonds	$-	$-	$2,698
Capital contributions to subsidiaries through forgiveness of loans	-	2,510	287
Other capital contributions – net	523	346	2,834
Paydown of FRBNY Credit Facility by subsidiary	-	4,068	26
Investment assets received through reduction of intercompany loan receivable	-	468	-
Exchange of intercompany payable with loan payable	-	469	-
Settlement of payable to subsidiary with return of capital from subsidiary	-	-	15,500
Exchange of intercompany receivable with loan receivable	-	-	528
Intercompany loan receivable offset by intercompany payable	18,284	1,364	-
Return of capital and dividend received in the form of bond trading securities	3,668	-	-

See Accompanying Notes to Condensed Financial Information of Registrant.

AIG 2011 Form 10-K            391

American International Group, Inc.

Notes To Condensed Financial Information of Registrant

    American International Group, Inc.'s (the Registrant) investments in consolidated subsidiaries are stated at cost plus equity in undistributed income of consolidated subsidiaries. The accompanying condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto of American International Group, Inc. and subsidiaries included in the Registrant's 2011 Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report on Form 10-K) filed with the Securities and Exchange Commission on February 23, 2012.

    The Registrant includes in its statement of income (loss) dividends from its subsidiaries and equity in undistributed income (loss) of consolidated subsidiaries, which represents the net income (loss) of each of its wholly-owned subsidiaries.

    On December 1, 2009, the Registrant and the Federal Reserve Bank of New York (FRBNY) completed two transactions that reduced the outstanding balance and the maximum amount of credit available under the FRBNY Credit Facility by $25 billion. In connection with one of those transactions, the Registrant assigned $16 billion of its obligation under the FRBNY Credit Agreement to a subsidiary. The Registrant subsequently settled its obligation to the subsidiary with a $15.5 billion non-cash dividend from the subsidiary. The difference was recognized over the remaining term of the FRBNY Credit Agreement as a reduction to interest expense. The remaining difference was derecognized by AIG through earnings due to the repayment in January 2011 of all amounts owed under, and the termination of, the FRBNY Credit Facility.

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

    Income taxes in the accompanying Condensed Balance Sheets are comprised of the Registrant's current and deferred tax assets, the consolidated group's current income tax receivable, deferred taxes related to tax attribute carryforwards of AIG's U.S. consolidated income tax group and a valuation allowance to reduce the consolidated deferred tax asset to an amount more likely than not to be realized. See Note 22 to the Consolidated Financial Statements for additional information.

    The consolidated U.S. deferred tax asset for net operating loss, capital loss and tax credit carryforwards and valuation allowance are recorded by the Parent Company, which files the consolidated U.S. Federal income tax return, and are not allocated to its subsidiaries. Generally, as, and if, the consolidated net operating losses and other tax attribute carryforwards are utilized, the intercompany tax balance will be settled with the subsidiaries.

392            AIG 2011 Form 10-K

American International Group, Inc.

Supplementary Insurance Information

Schedule III

At December 31, 2011, 2010 and 2009 and for the years then ended

Segment (in millions)	Deferred Policy Acquisition Costs	Liability for Unpaid Claims and Claims Adjustment Expense, Future Policy Benefits(a)	Reserve for Unearned Premiums	Policy and Contract Claims(b)	Premiums and Policy Fees	Net Investment Income	Losses and Loss Expenses Incurred, Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Premiums Written

2011
Chartis	$5,354	$91,686	$23,236	$26	$35,689	$4,348	$27,949	$6,455	$4,517	$34,840
SunAmerica	8,593	30,607	-	880	5,218	9,882	9,110	1,535	1,760	-
Mortgage Guaranty	44	3,104	229	-	792	132	834	29	154	801
Other	35	65	-	5	(4)	393	2	-	(335)	-

	$14,026	$125,462	$23,465	$911	$41,695	$14,755	$37,895	$8,019	$6,096	$35,641

2010
Chartis	$4,973	$90,026	$23,573	$21	$32,521	$4,392	$27,867	$6,728	$3,386	$31,612
SunAmerica	9,606	28,192	-	686	5,230	10,768	8,749	1,368	1,918	-
Mortgage Guaranty	47	3,907	230	-	975	1,941	500	60	235	756
Divested Businesses	-	-	-	-	9,266	3,963	8,719	977	1,553	-
Other	42	294	-	5	37	(130)	39	1	(317)	-

	$14,668	$122,419	$23,803	$712	$48,029	$20,934	$45,874	$9,134	$6,775	$32,368

2009
Chartis	$4,759	$79,617	$20,699	$-	$32,261	$3,292	$25,362	$6,627	$2,870	$30,653
SunAmerica	11,098	27,350	-	1,217	5,327	9,553	9,097	1,553	1,895	-
Mortgage Guaranty	116	5,769	657	-	1,030	1,988	2,869	78	(76)	909
Divested Businesses	24,792	88,678	7	2,074	12,547	5,573	12,644	1,183	2,364	3,283
Other	49	(27)	-	-	74	(1,414)	43	1	(235)	-

	$40,814	$201,387	$21,363	$3,291	$51,239	$18,992	$50,015	$9,442	$6,818	$34,845

(a)
Liability for unpaid claims and claims adjustment expense with respect to the General Insurance operations are net of discounts of $3.18 billion, $3.22 billion and $2.66 billion at December 31, 2011, 2010 and 2009, respectively.

(b)
Reflected in insurance balances payable in the accompanying Consolidated Balance Sheet.

AIG 2011 Form 10-K            393

American International Group, Inc.

Reinsurance

Schedule IV

At December 31, 2011, 2010 and 2009 and for the years then ended

(in millions)	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percent of Amount Assumed to Net

2011
Long-duration insurance in force	$918,982	$140,156	$643	$779,469	0.1%

Premiums:
Chartis	$41,710	$9,901	$3,031	$34,840	8.7%
SunAmerica	3,085	591	19	2,513	0.8
Mortgage Guaranty	898	97	-	801	-
Divested businesses	15	6	2	11	18.2
Eliminations	-	(5)	(5)	-	-

Total premiums	$45,708	$10,590	$3,047	$38,165	8.0%

2010
Long-duration insurance in force(a)	$891,145	$148,605	$1,220	$743,760	0.2%

Chartis	$38,965	$9,795	$2,442	$31,612	7.7%
SunAmerica	3,119	621	22	2,520	0.9
Mortgage Guaranty	927	169	(2)	756	(0.3)
Divested businesses	9,643	435	27	9,235(b)	0.3
Eliminations	-	(25)	(25)	-	-

Total premiums	$52,654	$10,995	$2,464	$44,123	5.6%

2009
Long-duration insurance in force(a)	$2,340,019	$339,183	$1,023	$2,001,859	0.1%

Premiums:
Chartis	$38,461	$9,869	$2,061	$30,653	6.7%
SunAmerica	3,421	767	17	2,671	0.6
Mortgage Guaranty	1,082	210	37	909	4.1
Divested businesses	10,562	766	2,717	12,513(b)	21.7
Eliminations	-	(913)	(913)	-	-

Total premiums	$53,526	$10,699	$3,919	$46,746	8.4%

(a)
Excludes long-duration insurance in force of $399.4 billion and $157.8 billion related to held-for-sale entities at December 31, 2010 and 2009, respectively.

(b)
Includes accident and health premiums of $1.57 billion and $1.73 billion in 2010 and 2009, respectively.

394            AIG 2011 Form 10-K

American International Group, Inc.

Valuation and Qualifying Accounts

Schedule V

For the years ended December 31, 2011, 2010 and 2009

		Additions
(in millions)	Balance, Beginning of year	Charged to Costs and Expenses	Charge Offs	Activity of Discontinued Operations	Reclassified to Assets of Businesses Held for Sale	Divested Businesses	Other Changes*	Balance, End of year

2011
Allowance for mortgage and other loans receivable	$878	$4	$(125)	$-	$-	$-	$(17)	$740
Allowance for premiums and insurances balances receivable	515	63	(94)	-	-	-	-	484
Allowance for reinsurance assets	492	(116)	(63)	-	-	-	51	364
Federal and foreign valuation allowance for deferred tax assets	25,773	(16,561)	-	-	-	-	1,806	11,018

2010
Allowance for mortgage and other loans receivable	$2,444	$369	$(354)	$(126)	$(58)	$(1,474)	$77	$878
Allowance for premiums and insurances balances receivable	537	87	(113)	(2)	-	(7)	13	515
Allowance for reinsurance assets	440	3	14	(4)	-	-	39	492
Federal and foreign valuation allowance for deferred tax assets	23,705	1,486	-	1,292	-	-	(710)	25,773

2009
Allowance for mortgage and other loans receivable	$1,680	$1,010	$(564)	$493	$(204)	$-	$29	$2,444
Allowance for premiums and insurances balances receivable	578	109	(74)	3	-	-	(79)	537
Allowance for reinsurance assets	425	(35)	102	-	-	-	(52)	440
Federal and foreign valuation allowance for deferred tax assets	20,896	3,137	-	(221)	-	-	(107)	23,705

*
Includes recoveries of amounts previously charged off and reclassifications to/from other accounts.

AIG 2011 Form 10-K            395