Form 10-K/A
period 2011-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2012-02-27
CIK 5272

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $12,986,000,000.

As of January 31, 2012, there were outstanding 1,896,865,688 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This amendment (Amendment No. 1) to the Annual Report on Form 10-K for the year ended December 31, 2011 of American International Group, Inc. (the 2011 Annual Report on Form 10-K) is being filed solely for the purpose of (i) providing audited financial statements of AIA Group Limited (AIA) in accordance with Rule 3-09 of Regulation S-X and (ii) removing the “***” footnote included within Exhibit 101 that was filed as part of the 2011 Annual Report on Form 10-K on February 23, 2012. Other than adding the aforementioned financial statements, no other Item of the 2011 Annual Report on Form 10-K is affected by the change. As a result, they have been omitted from this Amendment No. 1.

Part IV

ITEM 15. EXHIBIT, FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and Schedules.

Report of Independent Registered Public Accounting Firm *

Consolidated Balance Sheet at December 31, 2011 and 2010 *

Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009 *

Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 *

Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009 *

Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009 *

Notes to Consolidated Financial Statements *

Schedules.

I – Summary of Investments — Other than Investments in Related Parties at December 31, 2011*

II – Condensed Financial Information of Registrant at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009*

III – Supplementary Insurance Information at December 31, 2011, 2010 and 2009 and for the years then ended *

IV – Reinsurance at December 31, 2011, 2010 and 2009 and for the years then ended *

V – Valuation and Qualifying Accounts at December 31, 2011, 2010 and 2009 and for the years then ended *

VI – AIA Group Limited Consolidated Financial Statements for the year ended November 30, 2011

Independent Auditor’s Report

Consolidated Income Statement

Consolidated Statement of Comprehensive Income

Consolidated Statement of Financial Position

Consolidated Statement of Changes in Equity

Consolidated Statement of Cash Flows

Notes to the Consolidated Financial Statements and Significant Accounting Policies

Supplementary Information to the Consolidated Income Statement

Supplementary Information to the Consolidated Statement of Financial Position

Other Information

(b)         Exhibits.

Exhibit 23.1 – Consent of Independent Accountants

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - 18 U.S.C. Section 1350 Certifications

Exhibit 101 - Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three years ended December 31, 2011, (iii) the Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2011, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2011 and (vi) the Notes to the Consolidated Financial Statements.*

(c)          Audited financial statements of AIA are provided in accordance with Rule 3-09 of Regulation S-X as Schedule VI

*Previously filed in the 2011 Annual Report on Form 10-K on February 23, 2012.

Schedule VI

AIA Group Limited

Consolidated Financial Statements

for the year ended 30 November 2011

AIA Group Limited

Contents

Independent Auditor’s report		3
Consolidated Income Statement		4
Consolidated Statement of Comprehensive Income		5
Consolidated Statement of Financial Position		6
Consolidated Statement of Changes in Equity		7
Consolidated Statement of Cash Flows		8
Notes to the Consolidated Financial Statements and Significant Accounting Policies
1	Corporate information	9
2	Significant accounting policies	9
3	Exchange rates	34
4	Operating profit before tax	35
5	Total weighted premium income and annualised new premiums	36
6	Segment information	38
Supplementary information to the Consolidated Income Statement
7	Revenue	45
8	Expenses	46
9	Income tax	48
10	Earnings per share	52
11	Dividends	53
Supplementary information to the Consolidated Statement of Financial Position
12	Intangible assets	53
13	Investments in associates	54
14	Property, plant and equipment	55
15	Investment property	56
16	Fair value of investment property and property held for use	57
17	Reinsurance assets	57
18	Deferred acquisition and origination costs	58
19	Financial investments	59
20	Derivative financial instruments	66
21	Fair value of financial instruments	67
22	Other assets	74
23	Cash and cash equivalents	75
24	Insurance contract liabilities	75
25	Investment contract liabilities	79
26	Effect of changes in assumptions and estimates	79

AIA Group Limited

Contents (continued)

Supplementary information to the Consolidated statement of financial position (continued)
27	Borrowing	80
28	Obligations under securities lending and repurchase agreements	80
29	Impairment of financial assets	81
30	Provisions	82
31	Other liabilities	82
32	Share capital and reserves	83
33	Non-controlling interests	84
Other information
34	Group capital structure	84
35	Risk management	87
36	Employee benefits	96
37	Share-based compensation	99
38	Remuneration of directors and key management personnel	102
39	Related party transactions	105
40	Commitments and contingencies	106
41	Subsidiaries	108
42	Events after the reporting period	108

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS OF AIA GROUP LIMITED

(incorporated in Hong Kong with limited liability)

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of AIA Group Limited and its subsidiaries (the “Company”) at November 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with the International Financial Reporting Standards issued by the International Accounting Standards Board.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers

Certified Public Accountants

Hong Kong

24 February 2012

AIA Group Limited Financial statements for the year ended 30 November 2011

Consolidated Income Statement

		Year ended 30 November	Year ended 30 November
US$m	Notes	2011	2010

Revenue
Turnover
Premiums and fee income		12,935	11,557
Premiums ceded to reinsurers		(634)	(478)
Net premiums and fee income		12,301	11,079
Investment return	7	1,973	7,240
Other operating revenue	7	114	75
Total revenue		14,388	18,394
Expenses
Insurance and investment contract benefits		9,601	12,483
Insurance and investment contract benefits ceded		(529)	(403)
Net insurance and investment contract benefits		9,072	12,080
Commission and other acquisition expenses		1,649	1,438
Operating expenses		1,253	1,146
Restructuring, separation and other non-operating costs		50	42
Investment management expenses		225	106
Finance costs		12	9
Change in third party interests in consolidated investment funds		(29)	15
Total expenses	8	12,232	14,836
Profit before share of profit/(loss) from associates		2,156	3,558
Share of profit/(loss) from associates	13	12	(9)
Profit before tax		2,168	3,549
Income tax expense attributable to policyholders’ returns		(47)	(135)
Profit before tax attributable to shareholders’ profits		2,121	3,414
Tax expense	9	(560)	(839)
Tax attributable to policyholders’ returns		47	135
Tax expense attributable to shareholders’ profits		(513)	(704)
Net profit		1,608	2,710

Net profit attributable to:
Shareholders of AIA Group Limited		1,600	2,701
Non-controlling interests		8	9

Earnings per share (US$)
Basic	10	0.13	0.22
Diluted	10	0.13	0.22
Dividends to shareholders of the Company attributable to the year:

Interim dividends declared and paid of HK$11 cents per share (2010: nil)		170	-
Final dividends proposed after the balance sheet date of HK$22 cents per share (2010: nil)(1)		339	-
		509	-

Note       (1)       Based upon shares outstanding at 30 November 2011 that are entitled to a dividend.

AIA Group Limited Financial statements for the year ended 30 November 2011

Consolidated Statement of Comprehensive Income

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Net profit	1,608	2,710
Fair value gains on available for sale financial assets (net of tax of: 2011: US$(69)m; 2010:US$(290)m)	540	1,543
Fair value gains on available for sale financial assets transferred to income on disposal and impairment (net of tax of: 2011: US$3m; 2010: US$4m)	(36)	(145)
Foreign currency translation adjustments	(81)	571
Other comprehensive income	423	1,969
Total comprehensive income	2,031	4,679

Total comprehensive income attributable to:
Shareholders of AIA Group Limited	2,017	4,654
Non-controlling interests	14	25

AIA Group Limited Financial statements for the year ended 30 November 2011

Consolidated Statement of Financial Position

		As at 30 November	As at 30 November
US$m	Notes	2011	2010
			(restated)
Assets
Intangible assets	12	276	252
Investments in associates	13	61	69
Property, plant and equipment	14	359	433
Investment property	15, 16	896	828
Reinsurance assets	17	858	614
Deferred acquisition and origination costs	18	12,818	12,006
Financial investments:	19, 21
Loans and deposits		4,565	3,762
Available for sale
Debt securities		51,018	45,829
At fair value through profit or loss
Debt securities		16,934	16,378
Equity securities		19,012	22,054
Derivative financial instruments	20	725	775
		92,254	88,798
Deferred tax assets	9	4	2
Current tax recoverable		44	29
Other assets	22	2,588	2,239
Cash and cash equivalents	23	4,303	2,595
Total assets		114,461	107,865
Liabilities
Insurance contract liabilities	24	78,752	73,205
Investment contract liabilities	25	8,360	9,091
Borrowings	27	559	597
Obligations under securities lending and repurchase agreements	28	670	1,091
Derivative financial instruments	20	38	29
Provisions	30	180	200
Deferred tax liabilities	9	1,810	1,754
Current tax liabilities		290	287
Other liabilities	31	2,387	1,976
Total liabilities		93,046	88,230
Equity
Issued share capital	32	12,044	12,044
Share premium	32	1,914	1,914
Employee share-based trusts	32	(105)	-
Other reserves	32	(12,101)	(12,117)
Retained earnings		15,354	13,924
Fair value reserve		3,414	2,914
Foreign currency translation reserve		793	876
Amounts reflected in other comprehensive income		4,207	3,790
Total equity attributable to:
Shareholders of AIA Group Limited		21,313	19,555
Non-controlling interests	33	102	80
Total equity		21,415	19,635
Total liabilities and equity		114,461	107,865

Approved and authorised for issue by the board of directors on 24 February 2012

)

)

)    Directors

)

)

AIA Group Limited Financial statements for the year ended 30 November 2011

Consolidated Statement of Changes in Equity

US$m	Notes	Issued share capital and share premium	Employee share-based trusts	Other reserves	Retained earnings	Fair value reserve	Foreign currency translation reserve	Non- controlling interests	Total equity

Balance at 1 December 2009		13,958	-	(12,110)	11,223	1,528	309	51	14,959
Net profit		-	-	-	2,701	-	-	9	2,710
Fair value gains on available for sale financial assets		-	-	-	-	1,531	-	12	1,543
Fair value gains on available for sale financial assets transferred to income on disposal and impairment		-	-	-	-	(145)	-	-	(145)
Foreign currency translation adjustments		-	-	-	-	-	567	4	571
Total comprehensive income for the year		-	-	-	2,701	1,386	567	25	4,679
Acquisition of subsidiary		-	-	-	-	-	-	4	4
Share-based compensation		-	-	(7)	-	-	-	-	(7)
Balance at 30 November 2010		13,958	-	(12,117)	13,924	2,914	876	80	19,635
Net profit		-	-	-	1,600	-	-	8	1,608
Fair value gains on available for sale financial assets		-	-	-	-	536	-	4	540
Fair value gains on available for sale financial assets transferred to income on disposal and impairment		-	-	-	-	(36)	-	-	(36)
Foreign currency translation adjustments		-	-	-	-	-	(83)	2	(81)
Total comprehensive income for the year		-	-	-	1,600	500	(83)	14	2,031
Capital contributions		-	-	-	-	-	-	10	10
Dividends	11	-	-	-	(170)	-	-	(2)	(172)
Share-based compensation		-	-	16	-	-	-	-	16
Purchase of shares held by employees share-based trusts		-	(105)	-	-	-	-	-	(105)
Balance at 30 November 2011		13,958	(105)	(12,101)	15,354	3,414	793	102	21,415

AIA Group Limited Financial statements for the year ended 30 November 2011

Consolidated Statement of Cash Flows

Cash flows presented in this statement cover all the Group’s activities and include flows from unit-linked contracts, participating funds, and other policyholder and shareholder activities.

		Year ended 30 November	Year ended 30 November
US$m	Notes	2011	2010

Cash flows from operating activities
Profit before tax		2,168	3,549
Financial instruments	19	(2,963)	(11,615)
Insurance and investment contract liabilities		3,823	7,590
Obligations under securities lending and repurchase agreements	28	(441)	779
Other non-cash operating items, including investment income		(3,665)	(3,833)
Operating cash items:
Interest received		3,476	3,093
Dividends received		336	223
Interest paid		(11)	(7)
Tax paid		(601)	(413)
Net cash provided by/(used in) operating activities		2,122	(634)
Cash flows from investing activities
Payments for investments in associates	13	-	(15)
Disposals of investments in associates	13	-	9
Acquisitions of subsidiaries, net of cash acquired		-	(15)
Payments for investment property and property, plant and equipment	14, 15	(88)	(109)
Proceeds from sale of investment property and property, plant and equipment		23	-
Payments for intangible assets	12	(54)	(19)
Net cash used in investing activities		(119)	(149)
Cash flows from financing activities
Dividends paid during the year		(172)	-
Proceeds from borrowings	27	-	66
Repayment of borrowings	27	(39)	(173)
Purchase of shares held by employee share-based trusts		(105)	-
Capital contributions from non-controlling interests		10	-
Net cash used in financing activities		(306)	(107)

Net increase/(decrease) in cash and cash equivalents		1,697	(890)
Cash and cash equivalents at beginning of the financial year		2,595	3,405
Effect of exchange rate changes on cash and cash equivalents		11	80
Cash and cash equivalents at the end of the financial year	23	4,303	2,595

AIA Group Limited Financial statements for the year ended 30 November 2011

Notes to the Consolidated Financial Statements and Significant Accounting Policies

1.      Corporate information

AIA Group Limited (the Company) was established as a company with limited liability incorporated in Hong Kong on 24 August 2009.  The address of its registered office is 35/F, AIA Central, 1 Connaught Road, Central, Hong Kong.

AIA Group Limited is listed on the Main Board of The Stock Exchange of Hong Kong Limited under the stock code “1299” with American Depositary Receipts (Level 1) being traded on the over-the-counter market (ticker symbol: AAGIY).

AIA Group Limited and its subsidiaries (collectively ‘the AIA Group’ or ‘the Group’) is a life insurance based financial services provider operating in 15 jurisdictions throughout the Asia Pacific region.  The Group’s principal activity is the writing of life insurance business, providing life, pensions and accident and health insurance throughout Asia, and distributing related investment and other financial services products to its customers.

2.      Significant accounting policies

2.1       Basis of preparation and statement of compliance

The consolidated financial statements have been prepared in accordance with International Financial Reporting Standards (‘IFRS’), Hong Kong Financial Reporting Standards (‘HKFRS’) and the Hong Kong Companies Ordinance. HKFRS is substantially consistent with IFRS and the accounting policy selections that the Group has made in preparing these consolidated financial statements are such that the Group is able to comply with both IFRS and HKFRS.  References to IFRS, International Accounting Standards (‘IAS’) and  International Financial Reporting Interpretation Committee (‘IFRIC’) in these consolidated financial statements should be read as referring to the equivalent HKFRS, Hong Kong Accounting Standards (‘HKAS’) and Hong Kong (IFRIC) Interpretations (‘HK (IFRIC) – Int’) as the case may be.  Accordingly, there are no differences of accounting practice between IFRS and HKFRS affecting these consolidated financial statements.

The consolidated financial statements have been approved for issue by the Board of Directors on 24 February 2012.

The consolidated financial statements have been prepared using the historical cost convention, as modified by the revaluation of available for sale financial assets, certain financial assets and liabilities designated at fair value through profit or loss and derivative financial instruments, all of which are carried at fair value.

The accounting policies adopted are consistent with those of the previous financial year, except as described below.  In addition, the Group reclassified receivables of US$1,100m to other assets in the consolidated statement of financial position as of 30 November 2010 to be consistent with current year presentation.

During 2011, the Group changed the presentation for certain consolidated unit-linked investment funds to present on a gross basis the investment return and related investment expenses. The impact of this during 2011, was an increase in investment return, as well as an increase in investment expenses of US$82 million in the consolidated income statement. In addition, in Note 4, similar impacts are presented including increases in investment income related to unit-linked contracts of US$130 million, investment expenses related to unit-linked contracts of US$82 million, and investment experience of US$48 million.

(a) The following new amendments to standards have been adopted by the Group for the financial year ended 30 November 2011:

•                   Amendments to IAS 17, Leases: Classification of leases of land and buildings.  Before the amendments, the Group was required to classify leasehold land as operating leases and to present leasehold land as prepayments in the consolidated statement of financial position.  The amendments to IAS 17 have removed such a requirement.  The amendments require that the classification of leasehold land should be based on the general principles set out in IAS 17, that is, whether or not substantially all the risks and rewards incidental to ownership of a leased asset have been transferred to the lessee.

In accordance with the transitional provisions set out in the amendments to IAS 17, the Group reassessed the classification of unexpired leasehold land as at 30 November 2011 based on information that existed at the inception of the leases.  Leasehold land that qualifies for finance lease classification has been reclassified from prepayments on leasehold land to property, plant and equipment or investment property on a retrospective basis.  This resulted in prepayments on leasehold land with the carrying amounts of US$45m and US$587m as at 30 November 2011 (30 November 2010: US$115m and US$519m) being reclassified to property, plant and equipment and investment property respectively.  As the impact is not material, an additional balance sheet for year ended 30 November 2009 has not been presented in the consolidated statement of financial position.  The application of the amendments to IAS 17 has not affected the measurement of reported net income or equity.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.1       Basis of preparation and statement of compliance (continued)

(b) The following new standards and amendments to standards are mandatory for the first time for the financial year beginning 1 December 2010 and have no material impact for the Group:

•                   Amendments to IFRS 2, Share-based payments, Group cash-settled share-based payment transactions;

•                   Amendments to IFRS 8, Operating Segments: Disclosure of information about segment assets;

•                   Amendments to IAS 7, Statement of Cash Flows: Classification of expenditure on unrecognised assets;

•                   Amendments to IAS 36, Impairment of Assets: Unit of accounting for goodwill impairment test;

•                   Amendments to IFRS 3, Business Combinations, Transition requirements for contingent consideration from a business combination that occurred before the effective date of the revised IFRS, Measurement of non-controlling interests, Un-replaced and voluntarily replaced share-based payment awards;

•                   Amendments to IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations: Disclosures of non-current assets (or disposal groups) classified as held for sale or discontinued operations;

•                   Amendments to IAS 18, Revenue, Determining whether an entity is acting as a principal or as an agent; and

•                   Amendments to IAS 21, The effects of changes in foreign exchange rates, IAS 28, Investments in associates, and IAS 31, Interests in joint ventures, Transition requirements for amendments arising as a result of IAS 27, Consolidated and separate financial statements.

(c) The following new standards, new interpretations and amendments to standards and interpretations have been issued but are not effective for the financial year ended 30 November 2011 and 2010 and have not been early adopted (the financial years for which the adoption is planned and required are stated in parenthesis).  The Group is yet to assess the full impact of these new standards on its financial position and results of operations; however, they are not expected to have a material impact on the financial position or results of operations of the Group but may require additional disclosures:

•                   IFRS 11, Joint Arrangements (2014);

•                   IFRS 12, Disclosure of Interests in Other Entities (2014);

•                  IAS 24, Related Party Disclosures, Revised definition of related parties (as revised in 2009) (2012);

•                   IAS 27, Separate Financial Statements (as revised in 2011) (2014);

•                   IAS 28, Investments in Associates and Joint Ventures (as revised in 2011) (2014);

•                   Amendment to IAS 1, Presentation of Financial Statements, Clarification of statement of changes in equity (2012);

•                   Amendment to IAS 1, Presentation of Items of Other Comprehensive Income (2013);

•                   Amendments to IFRS 7, Financial Instruments: Disclosures, Clarification of disclosures (2012);

•                   Amendments to IFRS 7, Financial Instruments: Disclosures, Enhancing disclosures about transfers of financial assets (2012);

•                   Amendments to IAS 12, Income Taxes, Recovery of underlying assets (2013);

•                   Amendments to IAS 32, Financial Instruments: Presentation on offsetting financial assets and financial liabilities (2015);

•                   Amendments to IFRS 7, Financial Instruments: Disclosures on offsetting financial assets and financial liabilities (2014); and

•                   Amendment to IFRIC Int – 14, Prepayments of a minimum funding requirement (2012).

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.1       Basis of preparation and statement of compliance (continued)

(d) The following new standards, new interpretations and amendments to standards and interpretations have been issued but are not effective for the financial year ended 30 November 2011 and 2010 and have not been early adopted (the financial years for which the adoption is planned and required are stated in parenthesis). The Group is yet to assess the full impact of these new standards on its financial position and results of operations; however, they may have a material impact on the financial position or results of operations of the Group and require additional disclosures:

•                   IFRS 9, Financial Instruments (2016);

•                   IFRS 10, Consolidated Financial Statements (2014);

•                   IFRS 13, Fair Value Measurement (2014); and

•                   IAS 19, Employee Benefits (as revised in 2011) (2014).

Items included in the consolidated financial statements of each of the Group’s entities are measured in the currency of the primary economic environment in which that entity operates (the functional currency).  The consolidated financial statements are presented in millions of US Dollars (US$m) unless otherwise stated, which is the Company’s functional currency, and the presentation currency of the Company and the Group.

The significant accounting policies adopted in the preparation of the Group’s consolidated financial statements are set out below.  These policies have been applied consistently in all periods presented.

2.2       Operating profit

The long-term nature of much of the Group’s operations means that, for management’s decision making and internal performance management purposes, the Group evaluates its results and its operating segments using a financial performance measure referred to as ‘operating profit’.  The Group defines operating profit before and after tax respectively as profit excluding the following non-operating items:

•                  investment experience (which consists of realised gains and losses, foreign exchange gains and losses, impairments and unrealised gains and losses on investments held at fair value through profit or loss);

•                  investment income related to unit-linked contracts (consisting of dividends, interest income and rental income);

•                  investment management expenses related to unit-linked contracts;

•                  corresponding changes in insurance and investment contract liabilities in respect of unit-linked contracts and participating funds (see Note 2.3) and changes in third party interests in consolidated investment funds resulting from the above;

•                  policyholders’ share of tax relating to changes in insurance and investment contract liabilities; and

•                  other significant items that management considers to be non-operating income and expenses.

Whilst these excluded non-operating items are significant components of the Group’s profit, the Group considers that the presentation of operating profit enhances the understanding and comparability of its performance and that of its operating segments.  The Group considers that trends can be more clearly identified without the fluctuating effects of these non-operating items, many of which are largely dependent on market factors.

Operating profit is provided as additional information to assist in the comparison of business trends in different reporting periods on a consistent basis and enhance overall understanding of financial performance.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.3       Critical accounting policies and the use of estimates

Critical accounting policies

The preparation of consolidated financial statements requires the Group to select accounting policies and make estimates and assumptions that affect items reported in the consolidated income statement, consolidated statement of financial position, other primary statements and notes to the consolidated financial statements.  The Group considers its critical accounting policies to be those where a diverse range of accounting treatments is permitted by IFRS and significant judgments and estimates are required.

Product classification

IFRS 4, Insurance Contracts, requires contracts written by insurers to be classified either as insurance contracts or investment contracts, depending on the level of insurance risk.  Insurance contracts are those contracts that transfer significant insurance risk, while investment contracts are those contracts without significant insurance risk.  Some insurance and investment contracts, referred to as participating business, have discretionary participation features, or DPF, which may entitle the customer to receive, as a supplement to guaranteed benefits, additional non-guaranteed benefits, such as policyholder dividends or bonuses.  The Group applies the same accounting policies for the recognition and measurement of obligations arising from investment contracts with DPF as it does for insurance contracts.

Accordingly, the Group performs a product classification exercise covering its portfolio of contracts to determine the classification of contracts to these categories.  Product classification requires the exercise of significant judgment to determine whether there is a scenario (other than those lacking commercial substance) in which an insured event would require the Group to pay significant additional benefits to its customers.  In the event the Group has to pay significant additional benefits to its customers, the contract is accounted for as an insurance contract.  For investment contracts that do not contain DPF, IAS 39, Financial Instruments: Measurement and Recognition, and, if the contract includes an investment management element, IAS 18, Revenue Recognition, are applied.  IFRS 4 permits the continued use of previously applied accounting policies for insurance contracts and investment contracts with DPF, and this basis has been adopted by the Group in accounting for such contracts.

The judgments exercised in determining the level of insurance risk deemed to be significant in product classification affect the amounts recognised in the consolidated financial statements as insurance and investment contract liabilities and deferred acquisition and origination costs.

Insurance contract liabilities (including liabilities in respect of investment contracts with DPF)

IFRS 4 permits a wide range of accounting treatments to be adopted for the recognition and measurement of insurance contract liabilities, including liabilities in respect of insurance and investment contracts with DPF.  The Group calculates insurance contract liabilities for traditional life insurance using a net level premium valuation method, whereby the liability represents the present value of estimated future policy benefits to be paid, less the present value of estimated future net premiums to be collected from policyholders.  This method uses best estimate assumptions adjusted for a provision for the risk of adverse deviation for mortality, morbidity, expected investment yields, policyholder dividends (for other participating business), surrenders and expenses set at the policy inception date. These assumptions remain locked in thereafter, unless a deficiency arises on liability adequacy testing.  Interest rate assumptions can vary by geographical market, year of issuance and product.  Mortality, surrender and expense assumptions are based on actual experience by each geographical market, modified to allow for variations in policy form.  The Group exercises significant judgment in making appropriate assumptions.

For contracts with an explicit account balance, such as universal life and unit-linked contracts, insurance contract liabilities represent the accumulation value, which represents premiums received and investment returns credited to the policy less deductions for mortality and morbidity costs and expense charges.  Significant judgment is exercised in making appropriate estimates of gross profits, which are also regularly reviewed by the Group.

Participating business, consisting of contracts with DPF, is distinct from other insurance and investment contracts as the Group has discretion as to either the amount or the timing of the benefits declared.  In some geographical markets, participating business is written in a participating fund which is distinct from the other assets of the operating unit or branch.  The allocation of benefits from the assets held in such participating funds is subject to minimum policyholder participation mechanisms which are established by applicable regulations.  The extent of such policyholder participation may change over time.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.3       Critical accounting policies and the use of estimates (continued)

Insurance contract liabilities (including liabilities in respect of investment contracts with DPF) (continued)

The Group accounts for insurance contract liabilities for participating business written in participating funds by establishing a liability for the present value of guaranteed benefits less estimated future net premiums to be collected from policyholders.  In addition, an insurance liability is recorded for the proportion of the net assets of the participating fund that would be allocated to policyholders assuming all relevant surplus at the date of the consolidated statement of financial position were to be declared as a policyholder dividend based upon applicable regulations.  Establishing these liabilities requires the exercise of significant judgment.  In addition, the assumption that all relevant performance is declared as a policyholder dividend may not be borne out in practice.  The Group accounts for other participating business by establishing a liability for the present value of guaranteed benefits and non-guaranteed participation, less estimated future net premiums to be collected from policyholders.

The judgments exercised in the valuation of insurance contract liabilities (including contracts with DPF) affect the amounts recognised in the consolidated financial statements as insurance contract benefits and insurance contract liabilities.

Deferred policy acquisition and origination costs

The costs of acquiring new insurance contracts, including commission, underwriting and other policy issue expenses which vary with and are primarily related to the production of new business or renewal of existing business, are deferred as an asset.  Deferred acquisition costs are assessed for recoverability in the year of policy issue to ensure that these costs are recoverable out of the estimated future margins to be earned on the policy.  Deferred acquisition costs are assessed for recoverability at least annually thereafter.  Future investment income is also taken into account in assessing recoverability.  To the extent that acquisition costs are not considered to be recoverable at inception or thereafter, these costs are expensed in the consolidated income statement.

Deferred acquisition costs for traditional life insurance and annuity policies are amortised over the expected life of the contracts as a constant percentage of expected premiums.  Expected premiums are estimated at the date of policy issue and are applied consistently throughout the life of the contract unless a deficiency occurs when performing liability adequacy testing.

Deferred acquisition costs for universal life and unit-linked contracts are amortised over the expected life of the contracts based on a constant percentage of the present value of estimated gross profits expected to be realised over the life of the contract or on a straight-line basis.  Estimated gross profits include expected amounts for mortality, administration, investment and surrenders, less benefit claims in excess of policyholder balances, administrative expenses and interest credited.  The interest rate used to compute the present value of estimates of expected gross profits is based on the Group’s estimate of the investment performance of the assets held to match these liabilities.  Estimates of gross profits are revised regularly.  Deviations of actual results from estimated experience are reflected in earnings.  The expensing of acquisition costs is accelerated following adverse investment performance.  Likewise, in periods of favourable investment performance, previously expensed acquisition costs are reversed, not exceeding the amount initially deferred.

The costs of acquiring investment contracts with investment management services, including commissions and other incremental expenses directly related to the issue of each new contract, are deferred and amortised over the period that investment management service provided.  Such deferred origination costs are tested for recoverability at each reporting date.  The costs of acquiring investment contracts without investment management services are included as part of the effective interest rate used to calculate the amortised cost of the related investment contract liabilities.

The judgments exercised in the deferral and amortisation of acquisition and origination costs affect amounts recognised in the consolidated financial statements as deferred acquisition and origination costs and insurance and investment contract benefits.

Liability adequacy testing

The Group evaluates the adequacy of its insurance and investment contract liabilities with DPF at least annually.  Liability adequacy is assessed by portfolio of contracts in accordance with the Group’s manner of acquiring, servicing and measuring the profitability of its insurance contracts.  The Group performs liability adequacy testing separately for each geographical market in which it operates.

For traditional life insurance contracts, insurance contract liabilities, reduced by deferred acquisition costs and value of business acquired on acquired insurance contracts are compared with the gross premium valuation calculated on a best estimate basis, as of the valuation date.  If there is a deficiency, the unamortised balance of deferred acquisition costs and value of business acquired on acquired insurance contracts are written down to the extent of the deficiency.  If, after writing down deferred acquisition costs for the specific portfolio of contracts to nil, a deficiency still exists, the net liability is increased by the amount of the remaining deficiency.

For universal life and investment contracts with DPF, deferred acquisition costs, net of unearned revenue liabilities, are compared to estimated gross profits.  If a deficiency exists, deferred acquisition costs are written down.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.3       Critical accounting policies and the use of estimates (continued)

Liability adequacy testing (continued)

Significant judgment is exercised in determining the level of aggregation at which liability adequacy testing is performed and in selecting best estimate assumptions.  The judgments exercised in liability adequacy testing affect amounts recognised in the consolidated financial statements as commission and other acquisition expenses, deferred acquisition costs and insurance contract benefits and insurance and investment contract liabilities.

Financial assets at fair value through profit or loss

The Group designates financial assets at fair value through profit or loss if this eliminates or reduces an accounting mismatch between the recognition and measurement of its assets and liabilities, or if the related assets and liabilities are actively managed on a fair value basis.  This is the case for:

•                       financial assets held to back unit-linked contracts and held by participating funds;

•                       financial assets managed on a fair value basis; and

•                       compound instruments containing an embedded derivative which would otherwise require bifurcation.

Available for sale financial assets

The available for sale category of financial assets is used where the relevant investments are not managed on a fair value basis.  These assets principally consist of the Group’s portfolio of debt securities (other than those backing participating fund liabilities and unit-linked contracts).  Available for sale financial assets are initially recognised at fair value plus attributable transaction costs and are subsequently measured at fair value.  Changes in the fair value of available for sale securities, except for impairment losses and foreign exchange gains and losses on monetary items, are recorded in a separate fair value reserve within total equity, until such securities are disposed of.

The classification and designation of financial assets, either as at fair value through profit or loss, or as available for sale, determines whether movements in fair value are reflected in the consolidated income statement or in the consolidated statement of comprehensive income respectively.

Fair values of financial assets

The Group determines the fair values of financial assets traded in active markets using quoted bid prices as of each reporting date.  The fair values of financial assets that are not traded in active markets are typically determined using a variety of other valuation techniques, such as prices observed in recent transactions and values obtained from current bid prices of comparable investments.  More judgment is used in measuring the fair value of financial assets for which market observable prices are not available or are available only infrequently.

Changes in the fair value of financial assets held by the Group’s participating funds affect not only the value of financial assets, but are also reflected in corresponding movements in insurance and investment contract liabilities. This is due to an insurance liability being recorded for the proportion of the net assets of the participating funds that would be allocated to policyholders if all relevant surplus at the date of the consolidated statement of financial position were to be declared as a policyholder dividend based on current local regulations.  Both of the foregoing changes are reflected in the consolidated income statement.

Changes in the fair value of financial assets held to back the Group’s unit-linked contracts result in a corresponding change in insurance and investment contract liabilities.  Both of the foregoing changes are also reflected in the consolidated income statement.

Impairment of financial assets

Financial assets, other than those at fair value through profit or loss, are assessed for impairment regularly.  This requires the exercise of significant judgment.  A financial investment is impaired if its carrying value exceeds the estimated recoverable amount and there is objective evidence of impairment to the investment.

Share-based compensation

The Group has adopted a number of share-based compensation plans to retain, motivate and align the interests of eligible employees, directors and officers with those of the Group.  These share-based compensation plans are predominantly accounted for as equity-settled plans under which shares or options to purchase shares are awarded.  The Group utilises a binomial lattice model to calculate the fair value of the share option grants, a Monte-Carlo simulation model and/or discounted cash flow technique to calculate the fair value of the other share awards.  These models require assumption inputs that may differ from actual results due to changes in economic conditions.  Further details of share-based compensation are provided in Notes 2.17 and 37.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.3       Critical accounting policies and the use of estimates (continued)

Use of estimates

All estimates are based on management’s knowledge of current facts and circumstances, assumptions based on that knowledge and predictions of future events and actions.  Actual results can always differ from those estimates, possibly significantly.

The table below sets out those items we consider particularly sensitive to changes in estimates and assumptions, and the relevant accounting policy.

Item	Accounting policy

Insurance and investment contract liabilities	2.5
Deferred acquisition and origination costs	2.5
Liability adequacy testing	2.5.1
Impairment of financial instruments classified as available for sale	2.6.3
Fair value of financial instruments not traded in active markets	2.6.2

Further details of estimation uncertainty in respect of the valuation and impairment of financial instruments are given in Notes 21 and 29 respectively.  Further details of the estimation of amounts for insurance and investment contract liabilities and deferred acquisition and origination costs are given in Notes 24, 25, 26 and 18 respectively.

2.4       Basis of consolidation

Subsidiaries

Subsidiaries are those entities (including special purpose entities) over which the Group, directly or indirectly, has power to exercise control over financial and operating policies in order to gain economic benefits.  Subsidiaries are consolidated from the date on which control is transferred to the Group and are excluded from consolidation from the date at which the Group no longer has control.  Intercompany transactions are eliminated.

The Group utilises the purchase method of accounting to account for the acquisition of subsidiaries, unless the acquisition forms part of the Group reorganisation of entities under common control.  Under this method, the cost of an acquisition is measured as the fair value of consideration payable, shares issued or liabilities assumed at the date of acquisition.  The excess of the cost of acquisition over the fair value of the net assets of the subsidiary acquired is recorded as goodwill (see 2.11 below).  Any surplus of the acquirer’s interest in the subsidiary’s net assets over the cost of acquisition is credited to the consolidated income statement.

The consolidated financial statements of the Group include the assets, liabilities and results of the Company and subsidiaries in which AIA Group Limited has a controlling interest, using accounts drawn up to the balance sheet date.

Investment funds

In several countries, the Group has invested in investment funds, such as mutual funds and unit trusts.  These invest mainly in equities, debt securities and cash and cash equivalents.  The Group’s percentage ownership in these funds can fluctuate from day to day according to the Group’s and third party participation in them.  Where the Group is deemed to control such funds, with control determined based on an analysis of the guidance in IAS 27 and SIC 12, they are consolidated, with the interests of parties other than the Group being classified as liabilities because there is a contractual obligation for the issuer to repurchase or redeem units in such funds for cash.  These are presented as ‘Third party interests in consolidated investment funds’ within other liabilities in the consolidated statement of financial position.  In instances where the Group’s ownership of investment funds declines marginally below 50% and, based on historical analysis and future expectations, the decline in ownership is expected to be temporary, the funds continue to be consolidated as subsidiaries under IAS 27.  Likewise, marginal increases in ownership of investment funds above 50% which are expected to be temporary are not consolidated.  Where the Group does not control such funds, they are not accounted for as associates and are, instead, carried at fair value through profit or loss within financial investments in the consolidated statement of financial position.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.4       Basis of consolidation (continued)

Employee share-based trusts

Trusts are set up to acquire shares of the Company for distribution to participants in future periods through the share-based compensation schemes.  The consolidation of these trusts is evaluated in accordance with SIC 12; where the Group is deemed to control the trusts, they are consolidated.  Shares acquired by the trusts to the extent not provided to the participants upon vesting are carried at cost and reported as ‘Shares held by employee share-based trusts’ in the consolidated statement of financial position.

Non-controlling interests

Non-controlling interests are presented within equity except when they arise through the minority’s interest in puttable liabilities such as the unit holders’ interest in consolidated investment funds, when they are recognised as a liability, reflecting the net assets of the consolidated entity.

Acquisitions and disposals of non-controlling interests, except when they arise through the minority’s interest in puttable liabilities, are treated as transactions between equity holders.  As a result, any difference between the acquisition cost or sale price of the non-controlling interest and the carrying value of the non-controlling interest is recognised as an increase or decrease in equity.

Associates and joint ventures

Associates are entities over which the Group has significant influence, but which it does not control.  Generally, it is presumed that the Group has significant influence if it has between 20% and 50% of voting rights.  Joint ventures are entities whereby the Group and other parties undertake an economic activity which is subject to joint control arising from a contractual agreement.

Gains on transactions between the Group and its associates and joint ventures are eliminated to the extent of the Group’s interest in the associates and joint ventures.  Losses are also eliminated, unless the transaction provides evidence of an impairment of an asset transferred between entities.

Investments in associates are accounted for using the equity method of accounting.  Under this method, the cost of the investment in an associate, together with the Group’s share of that entity’s post-acquisition changes to equity, is included as an asset in the consolidated statement of financial position.  Cost includes goodwill arising on acquisition.  The Group’s share of post-acquisition profits or losses is recognised in the consolidated income statement and its share of post-acquisition movement in equity is recognised in equity.  Equity accounting is discontinued when the Group no longer has significant influence over the investment.  If the Group’s share of losses in an associate equals or exceeds its interest in the undertaking, additional losses are provided for, and a liability recognised, only to the extent that the Group has incurred legal or constructive obligations or made payments on behalf of the associate.  The Group accounts for investments in joint ventures that are subject to joint control using the proportionate consolidation method.

The Company’s investments

In the Company statement of financial position, subsidiaries, associates and joint ventures are stated at cost, unless impaired.  The Company’s interests in investment funds such as mutual funds and unit trusts are designated at fair value through profit or loss.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.5       Insurance and investment contracts

Consistent accounting policies for the measurement and recognition of insurance and investment contracts have been adopted throughout the Group to substantially all of its business.

In a limited number of cases, the Group measures insurance contract liabilities with reference to statutory requirements in the applicable jurisdiction, without deferral of acquisition costs.

Product classification

Insurance contracts are those contracts that transfer significant insurance risk.  These contracts may also transfer financial risk.  Significant insurance risk is defined as the possibility of paying significantly more in a scenario where the insured event occurs than in a scenario in which it does not. Scenarios considered are those with commercial substance.

Investment contracts are those contracts without significant insurance risk.

Once a contract has been classified as an insurance or investment contract no reclassification is subsequently performed, unless the terms of the agreement are later amended.

Certain contracts with DPF supplement the amount of guaranteed benefits due to policyholders.  These contracts are distinct from other insurance and investment contracts as the Group has discretion in the amount and/or timing of the benefits declared, and how such benefits are allocated between groups of policyholders.  Customers may be entitled to receive, as a supplement to guaranteed benefits, additional benefits or bonuses:

•                  that are likely to be a significant portion of the total contractual benefits;

•                  whose amount or timing is contractually at the discretion of the Group; and

•                  that are contractually based on:

-            the performance of a specified pool of contracts or a specified type of contract;

-            realised and/or unrealised investment returns on a specified pool of assets held by the issuer; or

-            the profit or loss of the company, fund or other entity that issues the contract.

The Group applies the same accounting policies for the recognition and measurement of obligations and the deferral of acquisition costs arising from investment contracts with DPF as it does to insurance contracts.  The Group refers to such contracts as participating business.

In some jurisdictions participating business is written in a participating fund which is distinct from the other assets of the company or branch.  The allocation of benefits from the assets held in such participating funds is subject to minimum policyholder participation mechanisms which are established by regulation.  The extent of such policy participation may change over time.  The current policyholder participation in declared dividends for locations with participating funds is set out below:

Country	Current policyholder participation
Singapore	90%
Malaysia	90%
China	70%
Australia	80%
Brunei	80%

In some jurisdictions participating business is not written in a distinct fund and the Group refers to this as other participating business.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.5       Insurance and investment contracts (continued)

The Group’s products may be divided into the following main categories:

Policy type		Description of benefits payable	Basis of accounting for:
			Insurance contract liabilities	Investment contract liabilities
Traditional participating life assurance with DPF	Participating funds

Participating products combine protection with a savings element. The basic sum assured, payable on death or maturity, may be enhanced by dividends or bonuses, the aggregate amount of which is determined by the performance of a distinct fund of assets and liabilities

The timing of dividend and bonus declarations is at the discretion of the insurer. Local regulations generally prescribe a minimum proportion of policyholder participation in declared dividends

Insurance contract liabilities make provision for the present value of guaranteed benefits less estimated future net premiums to be collected from policyholders. In addition, an insurance liability is recorded for the proportion of the net assets of the participating fund that would be allocated to policyholders, assuming all performance would be declared as a dividend based upon local regulations

Not applicable, as IFRS 4 permits contracts with DPF to be accounted for as insurance contracts
Other participating business

Participating products combine protection with a savings element. The basic sum assured, payable on death or maturity, may be enhanced by dividends or bonuses, the timing or amount of which are at the discretion of the insurer taking into account factors such as investment experience

			Insurance contract liabilities make provision for the present value of guaranteed benefits and non-guaranteed participation less estimated future net premiums to be collected from policyholders	Not applicable, as IFRS 4 permits contracts with DPF to be accounted for as insurance contracts
Non-participating life assurance, annuities and other protection products		Benefits payable are not at the discretion of the insurer

Insurance contract liabilities reflect the present value of future policy benefits to be paid less the present value of estimated future net premiums to be collected from policyholders. In addition, deferred profit liabilities for limited payment contracts are recognised

Investment contract liabilities are measured at amortised cost
Universal life		Benefits are based on an account balance, credited with interest at a rate set by the insurer, and a death benefit, which may be varied by the customer

Insurance contract liabilities reflect the accumulation value, representing premiums received and investment return credited, less deductions for front end loads, mortality and morbidity costs and expense charges. In addition, liabilities for unearned revenue and additional insurance benefits are recorded

Not applicable as such contracts generally contain significant insurance risk
Unit-linked		These may be primarily savings products or may combine savings with an element of protection.

Insurance contract liabilities reflect the accumulation value, representing premiums received and investment return credited, less deductions for front end loads, mortality and morbidity costs and expense charges. In addition, liabilities for unearned revenue and additional insurance benefits are recorded

Investment contract liabilities are measured at fair value (determined with reference to the accumulation value)

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.5       Insurance and investment contracts (continued)

In the notes to the financial statements, unit-linked contracts are presented together with pensions contracts for disclosure purposes.

The basis of accounting for insurance and investment contracts is discussed in Notes 2.5.1 and 2.5.2 below.

2.5.1    Insurance contracts and investment contracts with DPF

Premiums

Premiums from life insurance contracts, including participating policies and annuity policies with life contingencies, are recognised as revenue when due from the policyholder.  Benefits and expenses are provided in respect of such revenue so as to recognise profits over the estimated life of the policies.  For limited pay contracts, premiums are recognised in profit or loss when due, with any excess profit deferred and recognised in income in a constant relationship to the insurance in-force or, for annuities, the amount of expected benefit payments.

Amounts collected as premiums from insurance contracts with investment features but with sufficient insurance risk to be considered insurance contracts, such as universal life, and certain unit-linked contracts, are accumulated as deposits.  Revenue from these contracts consists of policy fees for the cost of insurance, administration, and surrenders during the period.

Upfront fees are recognised over the estimated life of the contracts to which they relate.  Policy benefits and claims that are charged to expenses include benefit claims incurred in the period in excess of related policyholder contract deposits and interest credited to policyholder deposits.

Unearned revenue liability

Unearned revenue liability arising from insurance contracts representing upfront fees and other non-level charges is deferred and released to the consolidated income statement over the estimated life of the business.

Deferred acquisition costs

The costs of acquiring new business, including commissions, underwriting and other policy issue expenses, which vary with and are primarily related to the production of new business, are deferred.  Deferred acquisition costs are subject to the testing of recoverability when issued and at least annually thereafter.  Future investment income is taken into account in assessing recoverability.

Deferred acquisition costs for life insurance and annuity policies are amortised over the expected life of the contracts as a constant percentage of expected premiums.  Expected premiums are estimated at the date of policy issue and are consistently applied throughout the life of the contract unless a deficiency occurs when performing liability adequacy testing (see below).

Deferred acquisition costs for universal life and unit-linked contracts are amortised over the expected life of the contracts based on a constant percentage of the present value of estimated gross profits expected to be realised over the life of the contract or on a straight-line basis.  Estimated gross profits include expected amounts to be assessed for mortality, administration, investment and surrenders, less benefit claims in excess of policyholder balances, administrative expenses and interest credited.  Estimated gross profits are revised regularly. The interest rate used to compute the present value of revised estimates of expected gross profits is the latest revised rate applied to the remaining benefit period.  Deviations of actual results from estimated experience are reflected in earnings.

Unamortised acquisition costs associated with internally replaced contracts that are, in substance, contract modifications, continue to be deferred and amortised.  Any remaining unamortised balance of deferred acquisition costs associated with internally replaced contracts that are, in substance, new contracts, are expensed.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.5       Insurance and investment contracts (continued)

2.5.1    Insurance contracts and investment contracts with DPF (continued)

Deferred sales inducements

Deferred sales inducements, consisting of day one bonuses, persistency bonuses and enhanced crediting rates are deferred and amortised using the same methodology and assumptions used to amortise acquisition costs when:

•                  the sales inducements are recognised as part of insurance contract liabilities;

•                  they are explicitly identified in the contract on inception;

•                  they are incremental to amounts credited on similar contracts without sales inducements; and

•                  they are higher than the expected ongoing crediting rates for periods after the inducement.

Unbundling

The deposit component of an insurance contract is unbundled when both of the following conditions are met:

•                  the deposit component (including any embedded surrender option) can be measured separately (i.e. without taking into account the insurance component); and

•                  the Group’s accounting policies do not otherwise require the recognition of all obligations and rights arising from the deposit component.

Bifurcation

To the extent that certain of the Group’s insurance contracts include embedded derivatives that are not clearly and closely related to the host contract, these are bifurcated from the insurance contracts and accounted for as derivatives.

Benefits and claims

Insurance contract benefits reflect the cost of all maturities, surrenders, withdrawals and claims arising during the year, as well as policyholder dividends accrued in anticipation of dividend declarations.

Accident and health claims incurred include all losses occurring during the year, whether reported or not, related handling costs, a reduction for recoveries, and any adjustments to claims outstanding from previous years.

Claims handling costs include internal and external costs incurred in connection with the negotiation and settlement of claims, and are included in operating expenses.

Insurance contract liabilities (including liabilities in respect of investment contracts with DPF)

These represent the estimated future policyholder benefit liability for life insurance policies.

Future policy benefits for life insurance policies are calculated using a net level premium valuation method which represents the present value of estimated future policy benefits to be paid, less the present value of estimated future net premiums to be collected from policyholders.  The method uses best estimate assumptions set at the policy inception date, adjusted for a provision for the risk of adverse deviation for mortality, morbidity, expected investment yields, dividends (for other participating business), surrenders and expenses, which remain locked in thereafter, unless a deficiency arises on liability adequacy testing (see below).

Interest rate assumptions can vary by country, year of issuance and product.  Mortality assumptions are based on actual experience by geographic area and are modified to allow for variations in policy form.  Surrender assumptions are based on actual experience by geographic area and are modified to allow for variations in policy form.

For contracts with an explicit account balance, such as universal life and unit-linked contracts, insurance contract liabilities are equal to the accumulation value, which represents premiums received and investment returns credited to the policy less deductions for mortality and morbidity costs and expense charges.

Settlement options are accounted for as an integral component of the underlying insurance or investment contract unless they provide annuitisation benefits, in which case an additional liability is established to the extent that the present value of expected annuitisation payments at the expected annuitisation date exceeds the expected account balance at that date.  Where settlement options have been issued with guaranteed rates less than market interest rates, the insurance or investment contract liability does not reflect any provision for subsequent declines in market interest rates unless a deficiency is identified through liability adequacy testing.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.5       Insurance and investment contracts (continued)

2.5.1    Insurance contracts and investment contracts with DPF (continued)

The Group accounts for participating policies within participating funds by establishing a liability for the present value of guaranteed benefits less estimated future net premiums to be collected from policyholders.  In addition, an insurance liability is recorded for the proportion of the net assets of the participating fund that would be allocated to policyholders assuming all performance were to be declared as a dividend based upon local regulations.  The Group accounts for other participating business by establishing a liability for the present value of guaranteed benefits and non-guaranteed participation, less estimated future net premiums to be collected from policyholders.

Liability adequacy testing

The adequacy of liabilities is assessed by portfolio of contracts, in accordance with the Group’s manner of acquiring, servicing and measuring the profitability of its insurance contracts.  Liability adequacy testing is performed for each geographic market.

For traditional life insurance contracts, insurance contract liabilities reduced by deferred acquisition costs and value of business acquired on acquired insurance contracts, are compared to the gross premium valuation calculated on a best estimate basis, as of the valuation date.  If there is a deficiency, the unamortised balance of deferred acquisition cost and value of business acquired on acquired insurance contracts are written down to the extent of the deficiency.  If, after writing down the unamortised balance for the specific portfolio of contracts to nil, a deficiency still exists, the net liability is increased by the amount of the remaining deficiency.

For universal life and investment contracts, deferred acquisition costs, net of unearned revenue liabilities, are compared to estimated gross profits.  If a deficiency exists, deferred acquisition costs are written down.

Financial guarantees

Financial guarantees are regarded as insurance contracts. Liabilities in respect of such contracts are recognised as incurred.

2.5.2    Investment contracts

Investment contracts do not contain sufficient insurance risk to be considered insurance contracts and are accounted for as a financial liability, other than investment contracts with DPF which are excluded from the scope of IAS 39 and are accounted for as insurance contracts.

Revenue from these contracts consists of various charges (policy fees, handling fees, management fees and surrender charges) made against the contract for the cost of insurance, expenses and early surrender.  First year charges are amortised over the life of the contract as the services are provided.

Investment contract fee revenue

Customers are charged fees for policy administration, investment management, surrenders or other contract services.  The fees may be fixed amounts or vary with the amounts being managed, and will generally be charged as an adjustment to the policyholder’s account balance.  The fees are recognised as revenue in the period in which they are received unless they relate to services to be provided in future periods, in which case they are deferred and recognised as the service is provided.

Origination and other ‘upfront’ fees (fees that are assessed against the account balance as consideration for origination of the contract) are charged on some non-participating investment and pension contracts.  Where the investment contract is recorded at amortised cost, these fees are amortised and recognised over the expected term of the policy as an adjustment to the effective yield.  Where the investment contract is measured at fair value, the front end fees that relate to the provision of investment management services are amortised and recognised as the services are provided.

Deferred origination costs

The costs of acquiring investment contracts with investment management services, including commissions and other incremental expenses directly related to the issue of each new contract, are deferred and amortised over the period that services are provided.  Deferred origination costs are tested for recoverability at each reporting date.

The costs of acquiring new investment contracts without investment management services are included as part of the effective interest rate used to calculate the amortised cost of the related investment contract liabilities.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.5       Insurance and investment contracts (continued)

2.5.2    Investment contracts (continued)

Investment contract liabilities

Deposits received in respect of investment contracts are not accounted for through the consolidated income statement, except for the investment income and fees attributable to those contracts, but are accounted for directly through the consolidated statement of financial position as an adjustment to the investment contract liability, which reflects the account balance.

The majority of the Group’s contracts classified as investment contracts are unit-linked contracts. These represent investment portfolios maintained to meet specific investment objectives of policyholders who generally bear the credit and market risks on those investments.  The liabilities are carried at fair value determined with reference to the accumulation value (current unit value) with changes recognised in income.  The costs of policy administration, investment management, surrender charges and certain policyholder taxes assessed against customers’ account balances are included in revenue, and accounted for as described under ‘Investment contract fee revenue’ above.

Non unit-linked investment contract liabilities are carried at amortised cost, being the fair value of consideration received at the date of initial recognition, less the net effect of principal payments such as transaction costs and front end fees, plus or minus the cumulative amortisation using the effective interest rate method of any difference between that initial amount and the maturity value, and less any write down for surrender payments.  The effective interest rate equates the discounted cash payments to the initial amount.  At each reporting date, the unearned revenue liability is determined as the value of the future best estimate cash flows discounted at the effective interest rate.  Any adjustment is immediately recognised as income or expense in the consolidated income statement.

The amortised cost of the financial liability is never recorded at less than the amount payable on surrender, discounted for the time value of money where applicable, if the investment contract is subject to a surrender option.

2.5.3    Insurance and investment contracts

Reinsurance

The Group cedes reinsurance in the normal course of business, with retentions varying by line of business.  The cost of reinsurance is accounted for over the life of the underlying reinsured policies, using assumptions consistent with those used to account for such policies.

Premiums ceded and claims reimbursed are presented on a gross basis in the consolidated income statement and statement of financial position.

Reinsurance assets consist of amounts receivable in respect of ceded insurance liabilities.  Amounts recoverable from reinsurers are estimated in a manner consistent with the reinsured insurance or investment contract liabilities or benefits paid and in accordance with the relevant reinsurance contract.

To the extent that reinsurance contracts principally transfer financial risk (as opposed to insurance risk) they are accounted for directly through the consolidated statement of financial position and are not included in reinsurance assets or liabilities.  A deposit asset or liability is recognised, based on the consideration paid or received less any explicitly identified premiums or fees to be retained by the reinsured.

If a reinsurance asset is impaired, the Group reduces the carrying amount accordingly and recognises that impairment loss in the consolidated income statement.  A reinsurance asset is impaired if there is objective evidence, as a result of an event that occurred after initial recognition of the reinsurance asset, that the Group may not receive all amounts due to it under the terms of the contract, and the impact on the amounts that the Group will receive from the reinsurer can be reliably measured.

Value of business acquired (‘VOBA’)

The value of business acquired (‘VOBA’) in respect of a portfolio of long-term insurance and investment contracts, either directly or through the purchase of a subsidiary, is recognised as an asset.  If this results from the acquisition of an investment in a joint venture or an associate, the VOBA is held within the carrying amount of that investment.  In all cases, the VOBA is amortised over the estimated life of the contracts in the acquired portfolio on a systematic basis.  The rate of amortisation reflects the profile of the value of in-force business acquired.  The carrying value of VOBA is reviewed annually for impairment and any reduction is charged to the consolidated income statement.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.5       Insurance and investment contracts (continued)

2.5.3    Insurance and investment contracts (continued)

Shadow accounting

Shadow accounting is applied to insurance and certain investment contracts where financial assets backing insurance and investment contracts liabilities are classified as available for sale.  Shadow accounting is applied to deferred acquisition costs, VOBA, deferred origination costs and the contract liabilities for investment contracts with DPF to take into account the effect of unrealised gains or losses on insurance liabilities or assets that are recognised in equity in the same way as for a realised gain or loss recognised in the consolidated income statement.  Such assets or liabilities are adjusted with corresponding charges or credits recognised directly in shareholders’ equity as a component of the related unrealised gains and losses.

Other assessments and levies

The Group is potentially subject to various periodic insurance related assessments or guarantee fund levies.  Related provisions are established where there is a present obligation (legal or constructive) as a result of a past event.  Such amounts are not included in insurance or investment contract liabilities but are included under ‘Provisions’ in the consolidated statement of financial position.

2.6       Financial instruments

2.6.1    Classification of and designation of financial instruments

Financial instruments at fair value through profit or loss

Financial instruments at fair value through profit or loss comprise two categories:

•	financial assets designated at fair value through profit or loss; and
•	derivative assets and liabilities.

Management designates financial assets at fair value through profit or loss if this eliminates a measurement inconsistency or if the related assets and liabilities are actively managed on a fair value basis, including:

•	financial assets held to back unit-linked contracts and participating funds;
•	other financial assets managed on a fair value basis; consisting of the Group’s equity portfolio and investments held by the Group’s fully consolidated investment funds; and
•	compound instruments containing an embedded derivative, where the embedded derivative would otherwise require bifurcation.

Dividend income from equity instruments designated at fair value through profit or loss is recognised in investment income in the consolidated income statement, generally when the security becomes ex-dividend. Interest income is recognised on an accrued basis.  For all financial assets designated at fair value through profit or loss, changes in fair value are recognised in investment experience.

Transaction costs in respect of financial instruments at fair value through profit or loss are expensed as they are incurred.

Available for sale financial assets

Financial assets, other than those at fair value through profit or loss, and loans and receivables, are classified as available for sale.

The available for sale category is used where the relevant investments backing insurance and investment contract liabilities and shareholders’ equity are not managed on a fair value basis.  These principally consist of the Group’s debt securities (other than those backing participating funds and unit-linked contracts).  Available for sale financial assets are initially recognised at fair value plus attributable transaction costs.  For available for sale debt securities, the difference between their cost and par value is amortised.  Available for sale financial assets are subsequently measured at fair value.  Interest income from debt securities classified as available for sale is recognised in investment income in the consolidated income statement using the effective interest method.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.6       Financial instruments (continued)

2.6.1    Classification of and designation of financial instruments (continued)

Available for sale financial assets (continued)

Unrealised gains and losses on securities classified as available for sale are analysed between differences resulting from foreign currency translation, and other fair value changes.  Foreign currency translation differences on monetary available for sale investments, such as debt securities are calculated as if they were carried at amortised cost and so are recognised in the consolidated income statement as investment experience.  For impairments of available for sale financial assets reference is made to the section ‘Impairment of financial assets’.

Changes in the fair value of securities classified as available for sale, except for impairment losses and relevant foreign exchange gains and losses, are recognised in other comprehensive income and accumulated in a separate fair value reserve within equity.  Impairment losses and relevant foreign exchange gains and losses are recognised in the income statement.

Realised gains and losses on financial assets

Realised gains and losses on available for sale financial assets are determined as the difference between the sale proceeds and amortised cost.  Cost is determined by specific identification.

Recognition of financial instruments

Purchases and sales of financial instruments are recognised on the trade date, which is the date at which the Group commits to purchase or sell the assets.

Derecognition and offset of financial assets

Financial assets are derecognised when the rights to receive cash flows from the financial assets have expired or where the Group has transferred substantially all risks and rewards of ownership.  If the Group neither transfers nor retains substantially all the risks and rewards of ownership of a financial asset, it derecognises the financial asset if it no longer has control over the asset.  In transfers where control over the asset is retained, the Group continues to recognise the asset to the extent of its continuing involvement.  The extent of continuing involvement is determined by the extent to which the Group is exposed to changes in the fair value of the asset.

Financial assets and liabilities are offset and the net amount reported in the consolidated statement of financial position only when there is a legally enforceable right to offset the recognised amounts and there is an intention to settle on a net basis, or realise the asset and settle the liability simultaneously.

Loans and receivables

Loans and receivables are non-derivative financial assets with fixed or determinable payments that are not quoted in an active market.  They are initially recognised at fair value plus transaction costs.  Subsequently, they are carried at amortised cost using the effective interest rate method less any impairment losses.  Interest income from loans and receivables is recognised in investment income in the consolidated income statement using the effective interest rate method.

Term deposits

Deposits include time deposits with financial institutions which do not meet the definition of cash and cash equivalents as their maturity at acquisition exceeds three months.  Certain of these balances are subject to regulatory or other restriction as disclosed in Note 19 Loans and Deposits.  Deposits are stated at face value.

Cash and cash equivalents

Cash and cash equivalents include cash in hand, deposits held at call with banks and other short term highly liquid investments with maturities at acquisition of three months or less, which are held for cash management purposes.  Cash and cash equivalents also include cash received as collateral for securities lending as well as cash and cash equivalents held for the benefit of policyholders in connection with unit-linked products.  Cash and cash equivalents are stated at face value.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.      Significant accounting policies (continued)

2.6       Financial instruments (continued)

2.6.2    Fair values of non-derivative financial assets

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, having regard to the specific characteristics of the asset or liability concerned, assuming that the transfer takes place in the most advantageous market to which the Group has access.  The fair values of financial instruments traded in active markets (such as financial instruments at fair value through profit or loss and available for sale securities) are based on quoted market prices at the date of the consolidated statement of financial position.  The quoted market price used for financial assets held by the Group is the current bid price.  The fair values of financial instruments that are not traded in active markets are determined using valuation techniques.  The Group uses a variety of methods and makes assumptions that are based on market conditions at the date of each consolidated statement of financial position.  The objective of using a valuation technique is to estimate the price at which an orderly transaction would take place between market participants at the date of the consolidated statement of financial position.

Financial instruments carried at fair value are measured using a fair value hierarchy described in Note 21.

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

2.6.3    Impairment of financial assets

General

Financial assets are assessed for impairment on a regular basis.  A financial asset is impaired if its carrying value exceeds the estimated recoverable amount and there is objective evidence of impairment to the financial asset.

The Group assesses at each reporting date whether there is objective evidence that a financial asset or group of financial assets is impaired.  A financial asset, or group of financial assets, is impaired and impairment losses are incurred only if there is objective evidence of impairment as a result of one or more events that have occurred after the initial recognition of the asset (a ‘loss event’) and that loss event (or events) has an impact on the estimated future cash flows of the financial asset or group of financial assets that can be reliably estimated.

Objective evidence that a financial asset, or group of assets, is impaired includes observable data that comes to the attention of the Group about the following events:

•	significant financial difficulty of the issuer or debtor;
•	a breach of contract, such as a default or delinquency in payments;
•	it becomes probable that the issuer or debtor will enter bankruptcy or other financial reorganisation;
•	the disappearance of an active market for that financial asset because of financial difficulties; or
•	observable data, including market prices, indicating that there is a potential decrease in the estimated future cash flows since the initial recognition of those assets, including:
	-	adverse changes in the payment status of issuers; or
	-	national or local economic conditions that correlate with increased default risk.

For loans and receivables, the Group first assesses whether objective evidence of impairment exists for financial assets that are individually significant.  If the Group determines that no objective evidence of impairment exists for an individually assessed financial asset, whether significant or not, it includes the asset in a group of financial assets with similar credit risk characteristics and collectively assesses them for impairment.  Assets that are individually assessed for impairment and for which an impairment loss is or continues to be recognised are not included in a collective assessment of impairment.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.                                    Significant accounting policies (continued)

2.6                               Financial instruments (continued)

2.6.3                        Impairment of financial assets (continued)

Available for sale financial instruments

When a decline in the fair value of an available for sale asset has been recognised in shareholders’ equity and there is objective evidence that the asset is impaired, the cumulative loss already recognised directly in shareholders’ equity is recognised in current period profit or loss.  The Group generally considers an available for sale equity instrument for evidence of impairment if the fair value is significantly below cost or has been below cost for a prolonged period.  If such assets are considered to be impaired, the amount of the cumulative loss that is removed from shareholders’ equity and recognised in current period profit or loss is the difference between acquisition cost (net of any principal repayment and amortisation) and current fair value, less any impairment loss on that asset previously recognised.

If the fair value of a debt instrument classified as available for sale increases in a subsequent period, and the increase can be objectively related to an event occurring after the impairment loss was recognised in income, the impairment loss is reversed through profit or loss.  Impairment losses recognised in profit or loss on equity instruments classified as available for sale are not reversed.

Where, following the recognition of an impairment loss in respect of an available for sale debt security, the asset suffers further falls in value, such further falls are recognised as an impairment only in the case when objective evidence exists of a further impairment event to which the losses can be attributed.

Loans and receivables

For loans and receivables, impairment is considered to have taken place if it is probable that the Group will not be able to collect principal and/or interest due according to the contractual terms of the instrument.  When impairment is determined to have occurred, the carrying amount is decreased through a charge to profit or loss.  The carrying amount of mortgage loans or receivables is reduced through the use of an allowance account, and the amount of any allowance is recognised as an impairment loss in profit or loss.  The allowance is determined using an analytical method based on knowledge of each loan group or receivable.  The method is usually based on historical statistics, adjusted for trends in the group of financial assets or individual accounts.

2.6.4                        Derivative financial instruments

Derivative financial instruments include foreign exchange contracts and interest rate swaps that derive their value mainly from underlying foreign exchange rates and interest rates.  All derivatives are initially recognised in the consolidated statement of financial position at their fair value, which represents their cost excluding transaction costs, which are expensed, giving rise to a day one loss.  They are subsequently remeasured at their fair value, with movements in this value recognised in profit or loss.  Fair values are obtained from quoted market prices or, if these are not available, by using valuation techniques such as discounted cash flow models or option pricing models.  All derivatives are carried as assets when the fair values are positive and as liabilities when the fair values are negative.

Derivative instruments for economic hedging

Whilst the Group enters into derivative transactions to provide economic hedges under the Group’s risk management framework, it does not currently apply hedge accounting to these transactions.  This is either because the transactions would not meet the specific IFRS rules to be eligible for hedge accounting or the documentation requirements to meet hedge accounting criteria would be unduly onerous.  These transactions are therefore treated as held for trading and fair value movements are recognised immediately in investment experience.

Embedded derivatives

Embedded derivatives are derivatives embedded within other non-derivative host financial instruments to create hybrid instruments.  Where the economic characteristics and risks of the embedded derivatives are not closely related to the economic characteristics and risks of the host instrument, and where the hybrid instrument is not measured at fair value with changes in fair value recognised in profit or loss, the embedded derivative is bifurcated and carried at fair value as a derivative in accordance with IAS 39.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.                                    Significant accounting policies (continued)

2.7                               Segment reporting

An operating segment is a component of the Group that engages in business activity from which it earns revenues and incurs expenses and, for which, discrete financial information is available, and whose operating results are regularly reviewed by the Group’s chief operating decision maker, considered to be the Executive Committee of the Group (“Exco”).

2.8                               Foreign currency translation

Income statements and cash flows of foreign entities are translated into the Group’s presentation currency at average exchange rates for the year as this approximates to the exchange rates prevailing at the transaction date.  Their statements of financial position are translated at year or period end exchange rates.  Exchange differences arising from the translation of the net investment in foreign operations, are taken to the currency translation reserve within equity.  On disposal of a foreign operation such exchange differences are transferred out of this reserve and are recognised in the consolidated income statement as part of the gain or loss on sale.

Foreign currency transactions are accounted for at the exchange rates prevailing at the date of the transactions.  Gains and losses resulting from the settlement of such transactions, and from the translation of monetary assets and liabilities denominated in foreign currencies into functional currency, are recognised in the consolidated income statement.

Translation differences on financial assets designated at fair value through profit or loss are included in investment experience.  For monetary financial assets classified as available for sale, translation differences are calculated as if they were carried at amortised cost and so are recognised in the consolidated income statement.  Foreign exchange movements on non-monetary equities that are accounted for as available for sale are included in the fair value reserve.

2.9                               Property, plant and equipment

Property, plant and equipment is stated at historical cost less accumulated depreciation and any accumulated impairment losses.  Historical cost includes expenditure that is directly attributable to the acquisition of the items.  Depreciation is calculated using the straight line method to allocate cost less any residual value over the estimated useful life, generally:

Furniture, fixtures and office equipment	5 years
Buildings	20-40 years
Other assets	3-5 years
Freehold land	No depreciation

Subsequent costs are included in the carrying amount or recognised as a separate asset, as appropriate, when it is probable that future economic benefits will flow to the Group.  Repairs and maintenance are charged to the consolidated income statement during the financial period in which they are incurred.

Residual values and useful lives are reviewed and adjusted, if applicable, at each reporting date.  An asset is written down to its recoverable amount if the carrying value is greater than the estimated recoverable amount.

Any gain and loss arising on disposal of property, plant and equipment is measured as the difference between the net sale proceeds and the carrying amount of the relevant asset, and is recognised in the consolidated income statement.

Where the cost of the Group’s leasehold land is known, or can be reliably determined at the inception of the lease, the Group records its interest in leasehold land and land use rights separately as operating leases or finance leases depending on whether substantially all the risks and rewards incidental to ownership of the land are transferred to the Group. These leases are recorded at original cost and amortised over the term of the lease (see 2.19).

AIA Group Limited Financial statements for the year ended 30 November 2011

2.                                    Significant accounting policies (continued)

2.10                        Investment property

Property held for long-term rental that is not occupied by the Group is classified as investment property, and is carried at cost less accumulated depreciation and any accumulated impairment losses.

Investment property comprises freehold or leasehold land and buildings.  Buildings located on leasehold land are classified as investment property if held for long-term rental and not occupied by the Group.  Where the cost of the land is known, or can be reliably determined at the inception of the lease, the Group records its interest in leasehold land and land use rights separately as operating leases or finance leases depending on whether substantially all the risks and rewards incidental to ownership of the land are transferred to the Group (see 2.19).  These leases are recorded at original cost and amortised over the term of the lease.  Buildings that are held as investment properties are amortised on a straight line basis over their estimated useful lives of 20-40 years.

If an investment property becomes held for use, it is reclassified as property, plant and equipment.  Where a property is partly used as an investment property and partly for the use of the Group, these elements are recorded separately within property, plant and equipment and investment property respectively, where the component used as investment property would be capable of separate sale or finance lease.

The fair value of investment properties and property held for use is disclosed under Note 16.  It is the Group’s policy to perform external property valuation annually except in the case a discrete event occurs in the interim that has a significant impact on the fair value of the properties.

2.11                        Goodwill and other intangible assets

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the Group’s share of the net identifiable assets of the acquired subsidiary, associate or joint venture at the date of acquisition.  Goodwill on acquisitions prior to 1 December 2006 (the date of transition to IFRS) is carried at book value (original cost less cumulative amortisation) on that date, less any impairment subsequently incurred.  Goodwill arising on the Group’s investment in subsidiaries since that date is shown as a separate asset, whilst that on associates and joint ventures is included within the carrying value of those investments.  With effect from the date of adoption of IFRS 3 (Revised) from 1 December 2009, all acquisition related costs are expensed as incurred.

Other intangible assets

Other intangible assets consist primarily of acquired computer software and contractual relationships, such as access to distribution networks, and are amortised over their estimated useful lives.

Acquired computer software licences are capitalised on the basis of the costs incurred to acquire and bring to use the specific software.  Costs directly associated with the internal production of identifiable and unique software by the Group that will generate economic benefits exceeding those costs over a period greater than a year, are recognised as intangible assets.  All other costs associated with developing or maintaining computer software programmes are recognised as an expense as incurred.  Costs of acquiring computer software licences and incurred in the internal production of computer software are amortised using the straight line method over the estimated useful life of the software, which does not generally exceed a period of 3-15 years.

The amortisation charge for the year is included in the consolidated income statement under ‘Operating expenses’.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.                                    Significant accounting policies (continued)

2.12                        Impairment of non-financial assets

Property, plant and equipment, goodwill and other non-financial assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  An impairment loss is recognised to the extent that the carrying amount of the asset exceeds its recoverable amount, which is the higher of the asset’s net selling price and value in use.  For the purposes of assessing impairment, assets are grouped into cash generating units at the level of the Group’s operating segments, the lowest level for which separately identifiable cash flows are reported.  The carrying value of goodwill and intangible assets with indefinite useful lives are reviewed at least annually or when circumstances or events indicate that there may be uncertainty over this value.

The Group assesses at the end of each reporting period whether there is any objective evidence that its investments in associates are impaired.  Such objective evidence includes whether there has been any significant adverse changes in the technological, market, economic or legal environment in which the associates operate or whether there has been a significant or prolonged decline in value below their cost.  If there is an indication that an interest in an associate is impaired, the Group assesses whether the entire carrying amount of the investment (including goodwill) is recoverable.  An impairment loss is recognised in profit or loss for the amount by which the carrying amount is lower than the higher of the investment’s fair value less costs to sell or value in use.  Any reversal of such impairment loss in subsequent periods is reversed through profit or loss.

Impairment testing of the investments in subsidiaries and associates is required upon receiving dividends from these investments if the dividend exceeds the total comprehensive income of the subsidiaries or associates in the period the dividend is declared or if the carrying amount of the relevant investment in the Company’s balance sheet exceeds its carrying amount in the consolidated financial statements of the investee’s net assets including goodwill.

2.13                        Securities lending including repurchase agreements

The Group has been party to various securities lending agreements under which securities are loaned to third parties on a short term basis.  The loaned securities are not derecognised and so they continue to be recognised within the appropriate investment classification.

Assets sold under repurchase agreements (repos)

Assets sold under repurchase agreements continue to be recognised and a liability is established for the consideration received.  The Group may be required to provide additional collateral based on the fair value of the underlying assets, and such collateral assets remain on the consolidated statement of financial position.

Assets purchased under agreements to resell (reverse repos)

The Group enters into purchases of assets under agreements to resell (reverse repos).  Reverse repos are initially recorded at the cost of the loan or collateral advanced within the caption ‘Other assets’ in the consolidated statement of financial position.  In the event of failure by the counterparty to repay the loan the Group has the right to the underlying assets.

Collateral

The Group receives and pledges collateral in the form of cash or non-cash assets in respect of securities lending transactions, and repo and reverse repo transactions, in order to reduce the credit risk of these transactions.  The amount and type of collateral depends on an assessment of the credit risk of the counterparty.  Collateral received in the form of cash, which is not legally segregated from the Group, is recognised as an asset in the consolidated statement of financial position with a corresponding liability for the repayment.  Non-cash collateral received is not recognised on the consolidated statement of financial position unless the Group either sells or repledges these assets in the absence of default, at which point the obligation to return this collateral is recognised as a liability.  To further minimise credit risk, the financial condition of counterparties is monitored on a regular basis.

Collateral pledged in the form of cash which is legally segregated from the Group is derecognised from the consolidated statement of financial position and a corresponding receivable established for its return.  Non-cash collateral pledged is not derecognised (except in the event of default) and therefore continues to be recognised in the consolidated statement of financial position within the appropriate financial instrument classification.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.                                    Significant accounting policies (continued)

2.14                        Borrowings

Borrowings are recognised initially at their issue proceeds less transaction costs incurred.  Subsequently, borrowings are stated at amortised cost, and any difference between net proceeds and redemption value is recognised in the consolidated income statement over the period of the borrowings using the effective interest rate method.  All borrowing costs are expensed as they are incurred, except for borrowing costs directly attributable to the development of investment properties and other qualifying assets, which are capitalised as part of the cost of the asset.

2.15                        Income taxes

The current tax expense is based on the taxable profits for the year, including any adjustments in respect of prior years.  Tax is allocated to profit or loss before taxation and amounts charged or credited to equity as appropriate.

Deferred tax is recognised in respect of temporary differences between the tax bases of assets and liabilities and their carrying amounts in the consolidated financial statements, except as described below.

The principal temporary differences arise from the basis of recognition of insurance and investment contract liabilities, revaluation of certain financial assets and liabilities including derivative contracts, deferred acquisition costs and the future taxes arising on the surplus in life funds where the relevant local tax regime is distributions based.  The rates enacted or substantively enacted at the date of the consolidated statement of financial position are used to determine deferred tax.

Deferred tax assets are recognised to the extent that it is probable that future taxable profit will be available against which the temporary differences can be utilised.  In countries where there is a history of tax losses, deferred tax assets are only recognised in excess of deferred tax liabilities if there is evidence that future profits will be available.

Deferred taxes are not provided in respect of temporary differences arising from the initial recognition of goodwill or from goodwill for which amortisation is not deductible for tax purposes, or from the initial recognition of an asset or liability in a transaction which is not a business combination and which affects neither accounting nor taxable profit or loss at the time of the transaction.

Deferred tax related to fair value remeasurement of available for sale investments and other amounts taken directly to equity, is recognised initially within the applicable component of equity.  It is subsequently recognised in the consolidated income statement, together with the gain or loss arising on the underlying item.

In addition to paying tax on shareholders’ profits, certain of the Group’s life insurance businesses pay tax on policyholders’ investment returns (‘policyholder tax’) at policyholder tax rates.  Policyholder tax is accounted for as an income tax and is included in the total tax expense and disclosed separately.

2.16                        Revenue

Investment return

Investment income consists of dividends, interest and rents receivable for the reporting period.  Investment experience comprises realised gains and losses, impairments and unrealised gains and losses on investments held at fair value through profit or loss.  Interest income is recognised as it accrues, taking into account the effective yield on the investment.  Rental income on investment property is recognised on an accruals basis. Investment return consists of investment income and investment experience.

The realised gain or loss on disposal of an investment is the difference between the proceeds received, net of transaction costs, and its original cost or amortised cost as appropriate.  Unrealised gains and losses represent the difference between the carrying value at the year end and the carrying value at the previous year end or purchase price if purchased during the year, less the reversal of previously recognised unrealised gains and losses in respect of disposals made during the year.

Other fee and commission income

Other fee and commission income consists primarily of fund management fees, income from any incidental non-insurance activities, distribution fees from mutual funds, commissions on reinsurance ceded and commission revenue from the sale of mutual fund shares.  Reinsurance commissions receivable are deferred in the same way as acquisition costs.  All other fee and commission income is recognised as the services are provided.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.                                    Significant accounting policies (continued)

2.17                        Employee benefits

Annual leave and long service leave

Employee entitlements to annual leave and long service leave are recognised when they accrue to employees.  A provision is made for the estimated liability for annual leave and long service leave as a result of services rendered by employees up to the reporting date.

Post-retirement benefit obligations

The Group operates a number of funded and unfunded post-retirement employee benefit schemes, whose members receive benefits on either a defined benefit basis (generally related to salary and length of service) or a defined contribution basis (generally related to the amount invested, investment return and annuity rates), the assets of which are generally held in separate trustee administered funds.  The defined benefit plans provide life and medical benefits for employees after retirement and a lump sum benefit on cessation of employment, and the defined contribution plans provide post-retirement pension benefits.

For defined benefit plans, the costs are assessed using the projected unit credit method.  Under this method, the cost of providing benefits is charged to the consolidated income statement so as to spread the regular cost over the service lives of employees, in accordance with the advice of qualified actuaries.  The obligation is measured as the present value of the estimated future cash outflows, using a discount rate based on market yields for high quality corporate bonds that are denominated in the currency in which the benefits will be paid and that have terms to maturity approximating to the terms of the related liability.  The resulting scheme surplus or deficit appears as an asset or liability in the consolidated statement of financial position.

For each plan, AIA Group recognises a portion of its actuarial gains and losses in income or expense if the unrecognised actuarial net gain or loss at the end of the previous reporting period exceeds the greater of:

•                  10% of the projected benefit obligations at that date; or

•                  10% of the fair value of any plan assets at that date.

Any recognised actuarial net gain or loss exceeding the greater of these two values is generally recognised in the consolidated income statement over the expected average remaining service periods of the employees participating in the plans.

For defined contribution plans, the Group pays contributions to publicly or privately administered pension plans.  Once the contributions have been paid, the Group, as employer, has no further payment obligations.  The Group’s contributions are charged to the consolidated income statement in the reporting period to which they relate and are included in staff costs.

Share-based compensation and cash incentive plans

Following the public listing of the Group on the Stock Exchange of Hong Kong and the divestiture by AIG of more than 50% of the Group on 29 October 2010, the Group launched a number of share-based compensation plans, under which the Group receives services from the employees, directors and officers as consideration for the shares and/or options of the Company.  These share-based compensation plans comprise the Share Option Scheme (‘SO Scheme’), the Restricted Share Unit Scheme (‘RSU Scheme’), and the Employee Share Purchase Plan (‘ESPP’).  Previously, the Group had various share-based compensation plans sponsored by AIG; in connection with AIG’s divestiture of more than 50% of the Group on 29 October 2010, all unvested incentive awards sponsored by AIG were considered to be unvested.

The Group’s share compensation plans are predominantly equity-settled plans.  Under equity-settled share-based compensation plan, the fair value of the employee services received in exchange for the grant of shares and/or options is recognised as an expense in profit or loss over the vesting period with a corresponding amount recorded in equity.

The total amount to be expensed over the vesting period is determined by reference to the fair value of the share and/or options granted.  Non-market vesting conditions are included in assumptions about the number of shares and/or options that are expected to be vested.  At each period end, the Group revises its estimates of the number of shares and/or options that are expected to be vested.  Any impact of the revision to original estimates is recognised in profit or loss with a corresponding adjustment to equity.  Where awards of share-based payment arrangements have graded vesting terms, each tranche is recognised as a separate award, and therefore the fair value of each tranche is recognised over the applicable vesting period.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.                                    Significant accounting policies (continued)

2.17                        Employee benefits (continued)

Share-based compensation and cash incentive plans (continued)

The Group estimates the fair value of options using a binomial lattice model.  This model requires inputs such as share price, implied volatility, risk free interest rate, expected dividend rate and the expected life of the option.

Where modification or cancellation of an equity-settled share-based compensation plan occurs, the grant date fair value continues to be recognised, together with any incremental value arising on the date of modification if non-market conditions are met.

For cash-settled share-based compensation plans, the fair value of the employee services in exchange for the grant of cash-settled award is recognised as an expense in profit or loss, with a corresponding amount recognised in liability. At the end of each reporting period, any unsettled award is remeasured based on the change in fair value of the underlying asset and the liability and expense are adjusted accordingly.

2.18                        Provisions and contingencies

Provisions are recognised when the Group has a present legal or constructive obligation as a result of past events, it is probable that an outflow of economic resources will be required to settle the obligation, and a reliable estimate of the amount of the obligation can be made.  Where the Group expects a provision to be reimbursed, for example under an insurance contract held, the reimbursement is recognised as a separate asset only when the reimbursement is virtually certain.

The Group recognises a provision for onerous contracts when the expected benefits to be derived from a contract are less than the unavoidable costs of meeting the obligations under the contract.

Contingencies are disclosed if material and if there is a possible future obligation as a result of a past event, or if there is a present obligation as a result of a past event, but either a payment is not probable or the amount cannot be reliably estimated.

2.19                        Leases

Leases, where a significant portion of the risks and rewards of ownership is retained by the Group as a lessor, are classified as operating leases. Assets subject to such leases are included in property, plant and equipment or investment property, and are depreciated to their residual values over their estimated useful lives.  Rentals from such leases are credited to the consolidated income statement on a straight line basis over the period of the relevant lease.  Payments made by the Group as lessee under operating leases (net of any incentives received from the lessor) are charged to the consolidated income statement on a straight line basis over the period of the relevant lease.  The Group classifies amounts paid to acquire leasehold land either as an operating lease prepayment or as a component of property, plant and equipment or investment property depending on whether substantially all the risks and rewards incidental to the ownership of the land are transferred to the Group.

There are no freehold land interests in Hong Kong.  The Group classifies the amounts paid to acquire leasehold land under operating leases and finance leases as operating lease prepayments and property, plant and equipment or investment property respectively.  Operating lease prepayments are included within ‘Other assets’. Amortisation is calculated to write off the cost of the land on a straight line basis over the terms of the lease.

2.20                        Share capital

Issued capital represents the nominal value of shares issued plus any share premium received from the issue of share capital.

Share issue costs

Incremental external costs directly attributable to the issue of new shares are shown in equity as a deduction, net of tax, from the proceeds of the issue.

Dividends

Interim dividend on ordinary shares are recognised when they have been paid.  Final dividend on ordinary shares are recognised when they have been approved by shareholders.

AIA Group Limited Financial statements for the year ended 30 November 2011

2.                                    Significant accounting policies (continued)

2.21                        Presentation of the consolidated statement of financial position

The Group’s insurance and investment contract liabilities and related assets are realised and settled over periods of several years, reflecting the long-term nature of the Group’s products.  Accordingly, the Group presents the assets and liabilities in its consolidated statement of financial position in approximate order of liquidity, rather than distinguishing current and non-current assets and liabilities.  The Group regards its intangible assets, investments in associates and joint ventures, property, plant and equipment, investment property and deferred acquisition and origination costs as non-current assets as these are held for the longer term use of the Group.

2.22                        Earnings per share

Basic earnings per share is calculated by dividing net profit available to ordinary shareholders by the weighted average number of ordinary shares in issue during the year.

Earnings per share has also been calculated on the operating profit before adjusting items, attributable to ordinary shareholders, as the Directors believe this figure provides a better indication of operating performance.

For diluted earnings per share, the weighted average number of ordinary shares in issue is adjusted to assume conversion of all dilutive potential ordinary shares, such as share options granted to employees.

Potential or contingent share issuances are treated as dilutive when their conversion to shares would decrease net earnings per share.

2.23                        Fiduciary activities

Assets and income arising from fiduciary activities, together with related undertakings to return such assets to customers, are excluded from these consolidated financial statements where the Group has no contractual rights to the assets and acts in a fiduciary capacity such as nominee, trustee or agent.

2.24                        Consolidated statement of cash flow

The consolidated statement of cash flow presents movements in cash and cash equivalents as shown in the consolidated statement of financial position.

Purchases and sales of financial investments are included in operating cash flows as the purchases are funded from cash flows associated with the origination of insurance and investment contracts, net of payments of related benefits and claims.  Purchases and sales of investment property are included within investing cash flows.

2.25                        Related party transactions

Transactions with related parties are recorded at amounts mutually agreed and transacted between the parties to the arrangement.

AIA Group Limited Financial statements for the year ended 30 November 2011

3.                                    Exchange rates

The Group’s principal overseas operations during the reporting period were located within the Asia Pacific region.  The results and cash flows of these operations have been translated into US Dollars at the following average rates:

	US dollar exchange rates
	Year ended 30 November	Year ended 30 November
	2011	2010

Hong Kong	7.78	7.77
Thailand	30.40	31.94
Singapore	1.26	1.37
Malaysia	3.06	3.24
China	6.49	6.79
Korea	1,107.01	1,156.07

Assets and liabilities have been translated at the following year end rates:

	US dollar exchange rates
	As at 30 November	As at 30 November
	2011	2010

Hong Kong	7.79	7.77
Thailand	31.21	30.22
Singapore	1.30	1.32
Malaysia	3.18	3.16
China	6.37	6.68
Korea	1,145.48	1,160.09

Exchange rates are expressed in units of local currency per US$1.

AIA Group Limited Financial statements for the year ended 30 November 2011

4.                                    Operating profit before tax

Operating profit before tax may be reconciled to net profit as follows:

		Year ended	Year ended
		30 November	30 November
US$m	Note	2011	2010

Operating profit before tax	6	2,381	2,102

Non-operating investment return:
Investment experience		(2,177)	3,683
Investment income related to unit-linked contracts		204	74
Investment management expenses related to unit-linked contracts		(98)	(14)
Other investment management expenses		(15)	-
Corresponding changes in insurance and investment contract liabilities for unit-linked contracts		1,622	(1,772)
Corresponding changes in insurance contract liabilities for participating funds		213	(539)
Corresponding changes in third party interests in consolidated investment funds		29	(15)
Non-operating investment return		(222)	1,417
Other non-operating items:
Changes in insurance and investment contract liabilities for policyholders’ tax on operating profit before tax		59	72
Restructuring, separation and other non-operating costs		(50)	(42)
Non-operating items		(213)	1,447

Profit before tax		2,168	3,549

Tax on operating profit before tax		(451)	(394)
Non-operating tax expense		(50)	(373)
Policyholders’ tax on operating profit before tax		(59)	(72)
Tax expense		(560)	(839)

Net profit		1,608	2,710

Operating profit before tax		2,381	2,102
Tax on operating profit before tax		(451)	(394)

Operating profit after tax		1,930	1,708
Operating profit after tax attributable to:
Shareholders of AIA Group Limited		1,922	1,699
Non-controlling interests		8	9

Restructuring costs represent costs related to restructuring programmes and are primarily comprised of redundancy and contract termination costs.  Separation costs are those significant and identifiable costs related to the Group’s separation from AIG.

AIA Group Limited Financial statements for the year ended 30 November 2011

5.                                    Total weighted premium income and annualised new premiums

For management decision making and internal performance management purposes, the Group measures business volumes during the year using a performance measure referred to as total weighted premium income (‘TWPI’), while the Group measures new business activity using a performance measure referred to as annualised new premiums (‘ANP’).  Both measures are reported gross of reinsurance ceded.

TWPI consists of 100% of renewal premiums, 100% of first year premiums and 10% of single premiums and includes deposits and contributions for contracts that are accounted for as deposits in accordance with the Group’s accounting policies.

Management considers that TWPI provides an indicative volume measure of transactions undertaken in the reporting period that have the potential to generate profits for shareholders.  The amounts shown are not intended to be indicative of premium and fee income recorded in the consolidated income statement.

ANP is a key internal measure of new business activities, which consists of 100% of annualised first year premium and 10% of single premium, before reinsurance ceded.  ANP excludes renewal premiums and first year premiums are reported on an annualised basis.

	Year ended	Year ended
TWPI	30 November	30 November
US$m	2011	2010

TWPI by geography
Hong Kong	3,142	3,012
Thailand	2,976	2,742
Singapore	1,949	1,687
Malaysia	928	813
China	1,313	1,137
Korea	2,029	1,951
Other Markets	2,105	1,671

Total	14,442	13,013

First year premiums by geography
Hong Kong	471	428
Thailand	420	389
Singapore	189	175
Malaysia	124	113
China	201	192
Korea	244	278
Other Markets	452	315

Total	2,101	1,890

Single premiums by geography
Hong Kong	308	98
Thailand	147	134
Singapore	585	291
Malaysia	29	39
China	72	113
Korea	120	158
Other Markets	238	171

Total	1,499	1,004

AIA Group Limited Financial statements for the year ended 30 November 2011

5.                                    Total weighted premium income and annualised new premiums (continued)

	Year ended	Year ended
TWPI	30 November	30 November
US$m	2011	2010

Renewal premiums by geography
Hong Kong	2,640	2,574
Thailand	2,541	2,340
Singapore	1,702	1,483
Malaysia	801	696
China	1,105	934
Korea	1,773	1,657
Other Markets	1,629	1,339

Total	12,191	11,023

	Year ended	Year ended
ANP	30 November	30 November
US$m	2011	2010

ANP by geography (1)
Hong Kong	522	449
Thailand	465	420
Singapore	264	210
Malaysia	142	117
China	215	206
Korea	270	282
Other Markets	594	341

Total	2,472	2,025

Note:           (1)  ANP excludes new business of our corporate pension business, personal lines and motor insurance.

AIA Group Limited Financial statements for the year ended 30 November 2011

6.                                    Segment information

The Group’s operating segments, based on the reports received by the Exco, are each of the geographical markets in which the Group operates.  Each of the reportable segments, other than the ‘Corporate and Other’ segment, writes life insurance business, providing life, pensions, and accident and health products to customers in its local market, and distributes related investment and other financial services products.  The reportable segments, as required to be disclosed separately under IFRS 8, are Hong Kong, Thailand, Singapore, Korea, Malaysia, China, Other Markets and Corporate and Other.  The Group’s Hong Kong reportable segment includes Macau.  The Group’s Singapore reportable segment includes Brunei.  Other Markets primarily includes the Group’s operations in the Philippines, Indonesia, Vietnam, India, Australia, New Zealand and Taiwan.  The activities of the Corporate and Other segment consist of the AIA Group’s corporate functions, shared services and eliminations of intragroup transactions.

Because each reportable segment other than the Corporate and Other segment focuses on serving the life insurance needs of its local market there are limited transactions between reportable segments.  The key performance indicators reported in respect of each segment are:

•                  ANP;

•                  TWPI;

•                  investment income (excluding investment income in respect of unit-linked contracts);

•                  operating expenses;

•                  operating profit before tax (see Note 4);

•                  expense ratio, measured as operating expenses divided by TWPI;

•                  operating margin, measured as operating profit before tax (see above) expressed as a percentage of TWPI; and

•                  operating return on allocated segment equity, measured as operating profit after tax attributable to shareholders of AIA Group Limited expressed as a simple average of opening and closing allocated segment equity (being the segment assets less segment liabilities in respect of each reportable segment less non-controlling interests, fair value and foreign currency translation reserves, and adjusted for subordinated intercompany debt).

In presenting net capital in/(out) flows to reportable segments, capital outflows consist of dividends and profit distributions to the Corporate and Other segment and capital inflows consist of capital injections into reportable segments by the Corporate and Other segment.  For the Group, net capital in/(out) flows reflect the net amount received from shareholders by way of capital contributions less amounts distributed by way of dividends.

Business volumes in respect of the Group’s five largest customers are less than 30 per cent of premiums and fee income.

AIA Group Limited Financial statements for the year ended 30 November 2011

6.                        Segment information (continued)

	Key markets

US$m	Hong Kong	Thailand	Singapore	Malaysia	China	Korea	Other Markets	Corporate and Other	Total
Year ended 30 November 2011
ANP	522	465	264	142	215	270	594	-	2,472
TWPI	3,142	2,976	1,949	928	1,313	2,029	2,105	-	14,442
Net premiums, fee income and other operating revenue (net of reinsurance ceded)	2,548	3,027	1,921	813	1,245	1,517	1,343	1	12,415
Investment income(1)	904	835	720	288	299	342	486	72	3,946
Total revenue	3,452	3,862	2,641	1,101	1,544	1,859	1,829	73	16,361
Net insurance and investment contract benefits(2)	2,149	2,670	1,878	769	1,120	1,331	1,049	-	10,966
Commission and other acquisition expenses	313	432	223	87	97	246	251	-	1,649
Operating expenses	192	167	131	75	178	125	263	122	1,253
Investment management expenses and finance costs(3)	6	33	19	7	9	4	26	20	124
Total expenses	2,660	3,302	2,251	938	1,404	1,706	1,589	142	13,992
Share of profit from associates	-	-	1	3	-	-	8	-	12
Operating profit/(loss) before tax	792	560	391	166	140	153	248	(69)	2,381
Tax on operating profit/(loss) before tax	(52)	(165)	(55)	(34)	(21)	(29)	(78)	(17)	(451)
Operating profit/(loss) after tax	740	395	336	132	119	124	170	(86)	1,930
Operating profit/(loss) after tax attributable to:
Shareholders of AIA Group Limited	736	395	336	133	119	124	165	(86)	1,922
Non-controlling interests	4	-	-	(1)	-	-	5	-	8
Key operating ratios:
Expense ratio	6.1%	5.6%	6.7%	8.1%	13.6%	6.2%	12.5%	-	8.7%
Operating margin	25.2%	18.8%	20.1%	17.9%	10.7%	7.5%	11.8%	-	16.5%
Operating return on allocated equity	17.4%	11.1%	24.2%	23.6%	15.7%	8.6%	11.3%	-	11.7%
Operating profit/(loss) before tax includes:
Finance costs	3	1	4	1	3	-	1	(1)	12
Depreciation and amortisation	10	9	11	9	11	13	19	9	91

Note:	(1)	Excludes investment income related to unit-linked contracts.

Note:	(2)

Excludes corresponding changes in insurance and investment contract liabilities from investment experience for unit-linked contracts and participating funds and investment income related to unit-linked contracts.  It also excludes policyholders’ share of tax relating to the change in insurance and investment contract liabilities.

Note:	(3)	Excludes investment management expenses related to unit-linked contracts.

AIA Group Limited Financial statements for the year ended 30 November 2011

6.                        Segment information (continued)

Operating profit/(loss) before tax may be reconciled to net profit/(loss) as follows:

	Key markets

US$m	Hong Kong	Thailand	Singapore	Malaysia	China	Korea	Other Markets	Corporate and Other	Total
Year ended 30 November 2011
Operating profit/(loss) before tax	792	560	391	166	140	153	248	(69)	2,381
Non-operating items	(196)	103	21	15	(136)	(11)	72	(81)	(213)
Profit/(loss) before tax	596	663	412	181	4	142	320	(150)	2,168
Tax on operating profit/(loss) before tax	(52)	(165)	(55)	(34)	(21)	(29)	(78)	(17)	(451)
Policyholders’ tax on operating profit before tax	-	-	(40)	(14)	-	-	(5)	-	(59)
Other non-operating tax expense	-	(46)	19	(2)	34	2	(53)	(4)	(50)
Tax expense	(52)	(211)	(76)	(50)	13	(27)	(136)	(21)	(560)
Net profit/(loss)	544	452	336	131	17	115	184	(171)	1,608
Net profit/(loss) attributable to:

Shareholders of AIA Group Limited	540	452	336	132	17	115	179	(171)	1,600
Non-controlling interests	4	-	-	(1)	-	-	5	-	8

Allocated equity may be analysed as follows:

	Key markets

US$m	Hong Kong	Thailand	Singapore	Malaysia	China	Korea	Other Markets	Corporate and Other	Total
30 November 2011
Assets before investments in associates	28,030	21,519	23,215	7,601	8,850	9,827	11,021	4,337	114,400
Investments in associates	-	1	1	12	-	-	47	-	61
Total assets	28,030	21,520	23,216	7,613	8,850	9,827	11,068	4,337	114,461
Total liabilities(4)	22,700	16,724	21,449	6,931	8,000	8,137	8,518	587	93,046
Total equity	5,330	4,796	1,767	682	850	1,690	2,550	3,750	21,415
Non-controlling interests	9	-	-	9	-	-	81	3	102
Amounts reflected in other comprehensive income:
Fair value reserve	1,364	815	250	38	(61)	334	827	(153)	3,414
Foreign currency translation reserve	(1)	393	269	66	106	(149)	104	5	793
Allocated equity	3,958	3,588	1,248	569	805	1,505	1,538	3,895	17,106
Net capital (out)/in flows	(1,100)	(401)	(618)	(120)	80	-	(26)	1,926	(259)

Note:	(4)	Corporate and Other and Other Markets adjusted for subordinated intercompany debt provided to Other Markets of US$27m.

AIA Group Limited Financial statements for the year ended 30 November 2011

6.                        Segment information (continued)

Segment information may be reconciled to the consolidated income statement as shown below:

					Related changes in insurance and investment contract benefits
US$m	Segment information	Investment experience	Investment income related to unit-linked contracts	Investment management expenses related to unit-linked contracts	Unit-linked contracts	Participating funds	Third party interests in consolidated investment funds	Other non- operating items	Consolidated income statement
Year ended 30 November 2011
Total revenue	16,361	(2,177)	204	-	-	-	-	-	14,388	Total revenue

Of which:
Net premiums, fee income and other operating revenue	12,415	-	-	-	-	-	-	-	12,415	Net premiums, fee income and other operating revenue
Investment return	3,946	(2,177)	204	-	-	-	-	-	1,973	Investment return

Total expenses	13,992	-	-	98	(1,622)	(213)	(29)	6	12,232	Total expenses

Of which:
Net insurance and investment contract benefits	10,966	-	-	-	(1,622)	(213)	-	(59)	9,072	Net insurance and investment contract benefits
Restructuring, separation and other non-operating costs	-	-	-	-	-	-	-	50	50	Restructuring, separation and other non-operating costs
Investment management expenses and finance costs	124	-	-	98	-	-	-	15	237	Investment management expenses and finance costs
Change in third party interests in consolidated investment funds	-	-	-	-	-	-	(29)	-	(29)	Change in third party interests in consolidated investment funds

Share of profit from associates	12	-	-	-	-	-	-	-	12	Share of profit from associates
Operating profit before tax	2,381	(2,177)	204	(98)	1,622	213	29	(6)	2,168	Profit before tax

Other non-operating items in 2011 consist of restructuring and other non-operating costs of US$50m (see Note 4).

AIA Group Limited Financial statements for the year ended 30 November 2011

6.      Segment information (continued)

	Key markets

US$m	Hong Kong	Thailand	Singapore	Malaysia	China(4)	Korea	Other Markets	Corporate and Other(4,5)	Total
Year ended 30 November 2010
ANP	449	420	210	117	206	282	341	-	2,025
TWPI	3,012	2,742	1,687	813	1,137	1,951	1,671	-	13,013
Net premiums, fee income and other operating revenue (net of reinsurance ceded)	2,245	2,776	1,658	754	1,116	1,462	1,143	-	11,154
Investment income(1)	845	753	645	254	247	282	455	2	3,483
Total revenue	3,090	3,529	2,303	1,008	1,363	1,744	1,598	2	14,637
Net insurance and investment contract benefits(2)	1,844	2,502	1,640	705	1,002	1,235	906	7	9,841
Commission and other acquisition expenses	271	404	129	84	78	222	250	-	1,438
Operating expenses	180	145	122	62	184	133	216	104	1,146
Investment management expenses and finance costs(3)	4	28	18	3	6	3	25	14	101
Total expenses	2,299	3,079	1,909	854	1,270	1,593	1,397	125	12,526
Share of profit/(loss) from associates	-	-	-	4	-	-	(13)	-	(9)
Operating profit/(loss) before tax	791	450	394	158	93	151	188	(123)	2,102
Tax on operating profit/(loss) before tax	(47)	(138)	(68)	(41)	(23)	(10)	(51)	(16)	(394)
Operating profit/(loss) after tax	744	312	326	117	70	141	137	(139)	1,708
Operating profit/(loss) after tax attributable to:
Shareholders of AIA Group Limited	741	312	326	117	70	141	132	(140)	1,699
Non-controlling interests	3	-	-	-	-	-	5	1	9
Key operating ratios:
Expense ratio	6.0%	5.3%	7.2%	7.6%	16.2%	6.8%	12.9%	-	8.8%
Operating margin	26.3%	16.4%	23.4%	19.4%	8.2%	7.7%	11.3%	-	16.2%
Operating return on allocated equity	17.1%	9.7%	21.3%	22.1%	10.3%	10.8%	9.8%	-	11.8%

Operating profit/(loss) before tax includes:
Finance costs	4	1	7	-	1	-	1	(5)	9
Depreciation and amortisation	5	12	10	8	23	10	9	4	81

Note:	(1)	Excludes investment income related to unit-linked contracts.

Note:	(2)

Excludes corresponding changes in insurance and investment contract liabilities from investment experience for unit-linked contracts and participating funds and investment income related to unit-linked contracts. It also excludes policyholders’ share of tax relating to the change in insurance and investment contract liabilities.

Note:	(3)	Excludes investment management expenses related to unit-linked contracts.

Note:	(4)

Results of a subsidiary have been reclassified from China segment to Corporate and Other segment to conform to current year presentation. As a result, operating profit, allocated equity and net capital outflow of China segment have been increased by US$1m,US$(38)m and US$26m, respectively. The reclassification has no impact to the operating profit, allocation equity and net capital outflow of the Group as of 30 November 2010.

AIA Group Limited Financial statements for the year ended 30 November 2011

6.                        Segment information (continued)

Operating profit/(loss) before tax may be reconciled to net profit/(loss) as follows:

	Key markets

US$m	Hong Kong	Thailand	Singapore	Malaysia	China(4)	Korea	Other Markets	Corporate and Other(4,5)	Total
Year ended 30 November 2010
Operating profit/(loss) before tax	791	450	394	158	93	151	188	(123)	2,102
Non-operating items	198	931	184	70	(10)	28	40	6	1,447
Profit/(loss) before tax	989	1,381	578	228	83	179	228	(117)	3,549
Tax on operating profit/(loss) before tax	(47)	(138)	(68)	(41)	(23)	(10)	(51)	(16)	(394)
Policyholders’ tax on operating profit before tax	-	-	(54)	(14)	-	-	(4)	-	(72)
Other non-operating tax expense	-	(279)	(52)	(30)	2	(6)	-	(8)	(373)
Tax expense	(47)	(417)	(174)	(85)	(21)	(16)	(55)	(24)	(839)
Net profit/(loss)	942	964	404	143	62	163	173	(141)	2,710
Net profit/(loss) attributable to:
Shareholders of AIA Group Limited	939	964	404	143	62	163	168	(142)	2,701
Non-controlling interests	3	-	-	-	-	-	5	1	9

Allocated equity may be analysed as follows:

	Key markets

US$m	Hong Kong	Thailand	Singapore	Malaysia	China[4]	Korea	Other Markets	Corporate and Other(4,5)	Total
30 November 2010
Assets before investments in associates	27,171	20,955	23,504	7,434	7,618	8,849	9,660	2,605	107,796
Investments in associates	-	1	2	8	-	-	58	-	69
Total assets	27,171	20,956	23,506	7,442	7,618	8,849	9,718	2,605	107,865
Total liabilities(5)	21,555	16,041	21,528	6,782	6,899	7,392	7,461	572	88,230
Total equity	5,616	4,915	1,978	660	719	1,457	2,257	2,033	19,635
Non-controlling interests	5	-	-	-	-	-	73	2	80
Amounts reflected in other comprehensive income:
Fair value reserve	1,093	837	202	37	(59)	222	693	(111)	2,914
Foreign currency translation reserve	-	541	246	66	70	(155)	106	2	876
Allocated equity	4,518	3,537	1,530	557	708	1,390	1,385	2,140	15,765
Net capital (out)/in flows	(585)	(346)	(400)	(90)	(1)	-	(99)	1,514	(7)

Note:	(4)

Results of a subsidiary have been reclassified from China segment to Corporate and Other segment to conform to current year presentation. As a result, operating profit, allocated equity and net capital outflow of China segment have been increased by US$1m,US$(38)m and US$26m, respectively.  The reclassification has no impact to the operating profit, allocated equity and net capital outflow of the Group as of 30 November 2010.

Note:	(5)	Corporate and Other and Other Markets adjusted for subordinated intercompany debt provided to Other Markets of US$18m.

AIA Group Limited Financial statements for the year ended 30 November 2011

6.                        Segment information (continued)

Segment information may be reconciled to the consolidated income statement as shown below:

					Related changes in insurance and investment contract benefits
US$m	Segment information	Investment experience	Investment income related to unit-linked contracts	Investment management expenses related to unit-linked contracts	Unit-linked contracts	Participating funds	Third party interests in consolidated investment funds	Other non- operating items	Consolidated income statement
Year ended 30 November 2010
Total revenue	14,637	3,683	74	-	-	-	-	-	18,394	Total revenue

Of which:
Net premiums, fee income and other operating revenue	11,154	-	-	-	-	-	-	-	11,154	Net premiums, fee income and other operating revenue
Investment return	3,483	3,683	74	-	-	-	-	-	7,240	Investment return

Total expenses	12,526	-	-	14	1,772	539	15	(30)	14,836	Total expenses

Of which:
Net insurance and investment contract benefits	9,841	-	-	-	1,772	539	-	(72)	12,080	Net insurance and investment contract benefits
Restructuring, separation and other non-operating costs	-	-	-	-	-	-	-	42	42	Restructuring, separation and other non-operating costs
Investment management expenses and finance costs	101	-	-	14	-	-	-	-	115	Investment management expenses and finance costs
Change in third party interests in consolidated investment funds	-	-	-	-	-	-	15	-	15	Change in third party interests in consolidated investment funds

Share of loss from associates	(9)	-	-	-	-	-	-	-	(9)	Share of loss from associates
Operating profit before tax	2,102	3,683	74	(14)	(1,772)	(539)	(15)	30	3,549	Profit before tax

Other non-operating items in 2010 consist of restructuring, separation and other non-operating costs of US$42m (see Note 4).

AIA Group Limited Financial statements for the year ended 30 November 2011

7.                    Revenue

Investment return

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Interest income	3,685	3,243
Dividend income	389	252
Rental income	76	62
Investment income	4,150	3,557
Available for sale
Net realised gains from debt securities	39	76
Net realised gains from equity securities	-	74
Impairment of debt securities	-	(1)
Net gains of available for sale financial assets reflected in the consolidated income statement	39	149
At fair value through profit or loss
Net gains of debt securities	44	424
Net (losses)/gains of equity securities	(2,181)	3,138
Net fair value movement on derivatives	47	343
Net (losses)/gains in respect of financial assets at fair value through profit or loss	(2,090)	3,905
Net foreign exchange losses	(129)	(373)
Other net realised gains	3	2
Investment experience	(2,177)	3,683
Investment return	1,973	7,240

Other net realised gains include impairment of intangible assets of US$3m (2010: US$nil).

Foreign currency movements resulted in the following losses recognised in the income statement (other than gains and losses arising on items measured at fair value through profit or loss):

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Foreign exchange losses	(57)	(244)

Other operating revenue

The balance of other operating revenue largely consists of asset management fees.

AIA Group Limited Financial statements for the year ended 30 November 2011

8.                    Expenses

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Insurance contract benefits	7,036	5,988
Change in insurance contract liabilities	3,426	5,730
Investment contract benefits	(861)	765
Insurance and investment contract benefits	9,601	12,483
Insurance and investment contract benefits ceded	(529)	(403)
Insurance and investment contract benefits, net of ceded reinsurance	9,072	12,080
Commissions and other acquisition expenses incurred	2,506	2,099
Deferral and amortisation of acquisition costs	(857)	(661)
Commission and other acquisition expenses	1,649	1,438
Employee benefit expenses	812	720
Depreciation	65	70
Amortisation	26	11
Operating lease rentals	101	103
Other operating expenses	249	242
Operating expenses	1,253	1,146
Restructuring and other non-operating costs	50	3
Separation costs	-	39
Restructuring, separation and other non-operating costs	50	42
Investment management expenses	225	106
Finance costs	12	9
Change in third party interests in consolidated investment funds	(29)	15
Total	12,232	14,836

Other operating expenses include auditors’ remuneration of US$11m (2010: US$8m).

AIA Group Limited Financial statements for the year ended 30 November 2011

8.         Expenses (continued)

Investment management expenses may be analysed as:

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Investment management expenses including fees paid to related parties	221	105
Depreciation on investment property	4	1
Total	225	106

Finance costs may be analysed as:

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Securities lending and repurchase agreements (see Note 28 for details)	8	4
Bank and other loans	4	5
Total	12	9

Interest expense includes US$4m (2010: US$5m) on bank loans, overdrafts and related party loans wholly repayable within five years.

Employee benefit expenses consist of:

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Wages and salaries	683	602
Share-based compensation	16	8
Pension costs - defined contribution plans	41	34
Pension costs - defined benefit plans	11	11
Other employee benefit expenses	61	65
Total	812	720

AIA Group Limited Financial statements for the year ended 30 November 2011

9.         Income tax

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Tax charged/(credited) in the consolidated income statement
Current income tax - Hong Kong Profits Tax	44	36
Current income tax - overseas	538	442
Deferred income tax on temporary differences	(22)	361
Total	560	839

The tax benefit or expense attributable to Singapore, Malaysia, Indonesia, Australia and New Zealand life insurance policyholder returns is included in the tax charge or credit and is analysed separately in the consolidated income statement in order to permit comparison of the underlying effective rate of tax attributable to shareholders from year to year. The tax attributable to policyholders’ returns included above is US$47m charge (2010: US$135m charge).

The provision for Hong Kong Profits Tax is calculated at 16.5%.  Taxation for overseas subsidiaries and branches is charged at the appropriate current rates of taxation ruling in the relevant jurisdictions of which the most significant jurisdictions are outlined below.

	Year ended 30 November	Year ended 30 November
	2011	2010

Thailand	30%	30%
Singapore	17%	17%
Korea	24.2%	24.2%
Malaysia	25%	25%
China	25%	25%
Hong Kong	16.5%	16.5%
Other	17% - 30%	20% - 30%

The table above reflects the principal rate of corporate income taxes, as at the end of each year.  The rate changes reflect changes to the enacted or substantively enacted corporate tax rates throughout the period in each jurisdiction.  The table above does not include prospective rate changes in corporate tax rates for Thailand and Korea which were enacted after 30 November 2011.  For Thailand, the corporate income tax rate will reduce to 23% for assessment year 2012 and 20% for assessment year 2013 and 2014 and will return to 30% for assessment year 2015 and onwards.  For Korea, the corporate income tax rate was previously reduced to 22% for the assessment years beginning April 2012.  Due to changes in the tax law, the corporate income tax rate on the portion of assessable profits exceeding 20 billion Korean won will increase from 22% to 24.2% for the assessment years beginning April 2012.

AIA Group Limited Financial statements for the year ended 30 November 2011

9.         Income tax (continued)

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Income tax reconciliation
Profit before income tax	2,168	3,549
Tax calculated at domestic tax rates applicable to profits/(losses) in the respective jurisdictions	479	800
Reduction in tax payable from:
Exempt investment income	(68)	(61)
Unrecognised deferred tax assets	-	(12)
Other	(39)	(4)
	(107)	(77)
Increase in tax payable from:
Life insurance tax (1)	48	8
Withholding taxes	20	25
Disallowed expenses	18	17
Changes in tax rate and law	-	31
Amounts under provided in prior years	6	1
Unrecognised deferred tax assets	38	-
Provisions for uncertain tax positions	58	34
	188	116
Total income tax expense	560	839

Note: (1)                                         Life insurance tax refers to the permanent differences which arise where the tax regime specific to the life insurance business does not adopt net income as the basis for calculating taxable profit, for example Hong Kong, where life business taxable profit is derived from life premiums.

AIA Group Limited Financial statements for the year ended 30 November 2011

9.         Income tax (continued)

The movement in net deferred tax liabilities in the period may be analysed as set out below:

	Net deferred tax		(Charged)/credited to other comprehensive income		Net deferred tax
US$m	asset/(liability) at 1 December	(Charged)/credited to the income statement	Fair value reserve	Foreign exchange	asset/(liability) at year end

30 November 2011

Revaluation of financial instruments	(959)	90	(66)	11	(924)
Deferred acquisition costs	(1,620)	(234)	-	18	(1,836)
Insurance and investment contract liabilities	1,390	139	-	(34)	1,495
Withholding taxes	(85)	(10)	-	-	(95)
Provision for expenses	(24)	124	-	(1)	99
Losses available for offset against future taxable income	2	5	-	(1)	6
Life surplus [1]	(431)	(5)	-	(5)	(441)
Other	(25)	(87)	-	2	(110)
Total	(1,752)	22	(66) [2]	(10)	(1,806)

30 November 2010

Revaluation of financial instruments	(282)	(338)	(286)	(53)	(959)
Deferred acquisition costs	(1,472)	(127)	-	(21)	(1,620)
Insurance and investment contract liabilities	1,041	301	-	48	1,390
Withholding taxes	(63)	(19)	-	(3)	(85)
Provision for expenses	59	(72)	-	(11)	(24)
Losses available for offset against future taxable income	4	(2)	-	-	2
Life surplus (1)	(399)	(26)[3]	-	(6)	(431)
Other	25	(43)	-	(7)	(25)
Total	(1,087)	(326)	(286) [2]	(53)	(1,752)

Note                    (1)             Life surplus relates to the temporary difference which arises where the taxable profits are based on actual distributions from the long-term fund. This primarily relates to Singapore and Malaysia.

(2)                           Of the fair value reserve deferred tax charge/(credit) of US$66m (2010: US$286m) for 2011, US$69m (2010: US$290m) relates to fair value gains and losses on available for sale financial assets and US$(3)m (2010: US$(4)m) relates to fair value gains and losses on available for sale financial assets transferred to income on disposal and impairment.

(3)                           The amount of US$(26)m includes a US$35m one-time adjustment in respect of deferred tax liability attributable to policyholders’ return.

AIA Group Limited Financial statements for the year ended 30 November 2011

9.         Income tax (continued)

Deferred tax assets are recognised to the extent that sufficient future taxable profits will be available for realisation.  The Group has not recognised deferred tax assets on tax losses and the temporary difference on insurance and investment contract liabilities arising from different accounting and statutory/tax reserving methodology for certain branches and subsidiaries on the basis that they have histories of tax losses and there is insufficient evidence that future profits will be available.

Temporary differences not recognised in the consolidated statement of financial position are:

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Tax losses	158	92
Insurance and investment contract liabilities	24	75
Total	182	167

The Group has not provided deferred tax liabilities of US$53m (2010: US$48m) in respect of unremitted earnings of operations in one jurisdiction from which a withholding tax charge would be incurred upon distribution as the Group does not consider it probable that this portion of accumulated earnings will be remitted in the foreseeable future.

The Group has unused income tax losses carried forward in Hong Kong, Malaysia, the Philippines, Indonesia and Thailand.  The tax losses of Hong Kong and Malaysia can be carried forward indefinitely.  The tax losses of the Philippines, Indonesia and Thailand are due to expire within the periods ending 2014 (the Philippines), 2015 (Indonesia) and 2016 (Thailand).

AIA Group Limited Financial statements for the year ended 30 November 2011

10.            Earnings per share

Basic

Basic earnings per share is calculated by dividing the net profit attributable to shareholders of AIA Group Limited by the weighted average number of ordinary shares in issue during the year.  The shares held by employee share-based trusts are not considered to be outstanding from the date of the purchase for purposes of computing basic and diluted earnings per share.

	Year ended 30 November	Year ended 30 November
	2011	2010

Net profit attributable to shareholders of AIA Group Limited (US$m)	1,600	2,701
Weighted average number of ordinary shares in issue (million)	12,031	12,044
Basic earnings per share (cents per share)	13	22

Diluted

Diluted earnings per share is calculated by adjusting the weighted average number of ordinary shares outstanding to assume conversion of all dilutive potential ordinary shares.  As of 30 November 2011, the Group has potentially dilutive instruments which are the share options, restricted share units and restricted share purchase units granted to eligible employees, directors and officers under share-based compensation plans as described in Note 37.  As of 30 November 2010, the Group had no potential dilutive instruments in issue.

	Year ended 30 November	Year ended 30 November
	2011	2010

Net profit attributable to shareholders of AIA Group Limited (US$m)	1,600	2,701
Weighted average number of ordinary shares in issue (million)	12,031	12,044
Adjustment for restricted share units and restricted share purchase units granted under share-based compensation plans	1	-
Weighted average number of ordinary shares for diluted earnings per share (million)	12,032	12,044
Diluted earnings per share (cents per share)	13	22

At 30 November 2011, 20,426,519 share options were excluded from the diluted weighted average number of ordinary shares calculation as their effect would have been anti-dilutive.

Operating profit after tax per share

Operating profit after tax (see Note 4) per share is calculated by dividing the operating profit after tax attributable to shareholders of AIA Group Limited by the weighted average number of ordinary shares in issue during the year.  As of 30 November 2011, the Group has potentially dilutive instruments which are the share options, restricted share units and restricted share purchase units to eligible employees, directors and officers under share-based compensation plans as described in Note 37.  As of 30 November 2010, the Group had no potential dilutive instruments in issue.

	Year ended 30 November	Year ended 30 November
	2011	2010

Basic (cents per share)	16	14
Diluted (cents per share)	16	14

AIA Group Limited Financial statements for the year ended 30 November 2011

11.            Dividends

Dividends to shareholders of the Company attributable to the year:

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Interim dividends declared and paid of HK$11 cents per share (2010: nil)	170	-
Final dividends proposed after the balance sheet date of HK$22 cents per share (2010: nil)(1)	339	-
	509	-

Note                    (1)             Based upon shares outstanding at 30 November 2011 that are entitled to a dividend.

The above final dividend was proposed by the board on 24 February 2012 subject to shareholders approval at the AGM to be held on 8 May 2012.  The proposed final dividend has not been recognised as a liability at the balance sheet date.

12.            Intangible assets

US$m	Goodwill	Computer software	Distribution and other rights	Total
Cost
At 1 December 2009	129	136	24	289
Additions	-	14	5	19
Acquisition of a subsidiary	(3)	-	13	10
Disposals	-	(6)	-	(6)
Foreign exchange movements	-	7	2	9
At 30 November 2010	126	151	44	321
Additions	-	44	10	54
Disposals	-	(3)	(1)	(4)
Foreign exchange movements	-	1	1	2
At 30 November 2011	126	193	54	373

Accumulated amortisation and impairment
At 1 December 2009	(6)	(49)	(1)	(56)
Amortisation charge for the year	-	(10)	(1)	(11)
Disposals	-	2	-	2
Foreign exchange movements	-	(4)	-	(4)
At 30 November 2010	(6)	(61)	(2)	(69)
Amortisation charge for the year	-	(24)	(2)	(26)
Impairment loss	-	-	(3)	(3)
Disposals	-	1	-	1
Foreign exchange movements	-	-	-	-
At 30 November 2011	(6)	(84)	(7)	(97)

Net book value
At 30 November 2010	120	90	42	252
At 30 November 2011	120	109	47	276

Of the above, US$250m (2010: US$241m) is expected to be recovered more than 12 months after the end of the reporting period.

Goodwill arises primarily in respect of the Group’s insurance businesses.  Impairment testing is performed by comparing the carrying value of goodwill with the present value of expected future cash flows plus a multiple of the present value of the new business generated.

AIA Group Limited Financial statements for the year ended 30 November 2011

13.            Investments in associates

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Group
At beginning of financial year	69	53
Additions	-	15
Disposals	-	(6)
Share of net profit/(loss)	12	(9)
Others	(14)	14
Foreign exchange movements	(6)	2
At end of financial year	61	69

The Group’s interest in its principal associates is as follows:

				As at 30 November	As at 30 November
	Country of incorporation	Type of shares held	Principal activity	2011	2010

Tata AIG Life Insurance Company Limited	India	Ordinary	Insurance	26%	26%

All associates are unlisted.

Aggregated financial information of associates

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Share of income	131	146
Share of expenses	(119)	(155)
Share of net profit/(loss)	12	(9)

	As at 30 November	As at 30 November
	2011	2010

Share of current assets	482	511
Share of long-term assets	336	348
Share of current liabilities	(21)	(21)
Share of long-term liabilities	(736)	(769)
Share of net assets	61	69

Investments in associates are held for their long-term contribution to the Group’s performance and so all amounts are expected to be realised more than 12 months after the end of the reporting period.

AIA Group Limited Financial statements for the year ended 30 November 2011

14.            Property, plant and equipment

US$m	Property held for use	Fixtures and fittings	Computer hardware	Total

Cost
At 1 December 2009 – before restatement	385	240	166	791
Opening balance adjustment – amendments to IAS 17 (see Note 2.1 for details)	114	-	-	114
At 1 December 2009 – restated	499	240	166	905
Additions	2	29	19	50
Disposals	(8)	(15)	(8)	(31)
Net transfers from investment property – restated	3	-	-	3
Foreign exchange movements	21	11	7	39
At 30 November 2010 - restated	517	265	184	966
Additions	2	48	35	85
Disposals	(9)	(16)	(30)	(55)
Net transfers to investment property	(73)	-	-	(73)
Foreign exchange movements	1	1	1	3
At 30 November 2011	438	298	190	926

Accumulated depreciation
At 1 December 2009	(156)	(174)	(135)	(465)
Depreciation charge	(14)	(39)	(17)	(70)
Disposals	8	12	7	27
Net transfers from investment property	(1)	-	-	(1)
Foreign exchange movements	(8)	(9)	(7)	(24)
At 30 November 2010	(171)	(210)	(152)	(533)
Depreciation charge	(13)	(34)	(18)	(65)
Disposals	4	13	21	38
Net transfers from investment property	(6)	-	-	(6)
Foreign exchange movements	-	(1)	-	(1)
At 30 November 2011	(186)	(232)	(149)	(567)

Net book value
At 30 November 2010 - restated	346	55	32	433
At 30 November 2011	252	66	41	359

The Group holds freehold land outside Hong Kong and leasehold land under finance lease in the form of property, plant and equipment.  An analysis of the carrying value of the Group’s interest in those land and land use rights is set out in Note 22.

The Group holds property, plant and equipment for its long-term use and, accordingly, the annual depreciation charge approximates to the amount expected to be recovered through consumption within 12 months after the end of the reporting period.

AIA Group Limited Financial statements for the year ended 30 November 2011

15.            Investment property

US$m	Investment property

Cost
At 1 December 2009 – before restatement	294
Opening balance adjustment – amendments to IAS 17 (see Note 2.1 for details)	522
At 1 December 2009 – restated	816
Additions	59
Disposals	(6)
Net transfers to property, plant and equipment - restated	(3)
Foreign exchange movements	16
At 30 November 2010 - restated	882
Additions	3
Disposals	(12)
Net transfers from property, plant and equipment	73
Foreign exchange movements	(4)
At 30 November 2011	942

Accumulated depreciation
At 1 December 2009 – before restatement	(50)
Opening balance adjustment – amendments to IAS 17 (see Note 2.1 for details)	(1)
At 1 December 2009 – restated	(51)
Charge for the year	(1)
Disposals	2
Net transfers to property, plant and equipment	1
Foreign exchange movements	(5)
At 30 November 2010 - restated	(54)
Charge for the year	(4)
Disposals	6
Net transfers to property, plant and equipment	6
Foreign exchange movements	-
At 30 November 2011	(46)

Net book value
At 30 November 2010 - restated	828
At 30 November 2011	896

The Group holds investment property for the long-term, and so the annual amortisation charge approximates to the amount expected to be recovered within 12 months after the reporting period.

The Group leases out its investment property under operating leases.  The leases typically run for an initial period of two to twelve years, with an option to renew the lease based on future negotiations.  Lease payments are usually negotiated every two years to reflect market rentals.  None of the leases include contingent rentals.  Rental income generated from investment properties amounted to US$76m (2010: US$62m).  Direct operating expenses (including repair and maintenance) on investment property that generates rental income amounted to US$9m (2010: US$10m).

AIA Group Limited Financial statements for the year ended 30 November 2011

15.            Investment property (continued)

The Group owns investment property in the form of freehold land outside Hong Kong and leasehold land under finance lease.  The Group does not hold freehold land in Hong Kong.   An analysis of the carrying value of the Group’s interest in those land and land use right is set out in Note 22.

The future minimum operating lease rental income under non-cancellable operating leases that the Group expects to receive in future periods may be analysed as follows:

	As at 30 November	As at 30 November
US$m	2011	2010

Leases of investment property
Expiring no later than one year	55	55
Expiring later than one year and no later than five years	97	83
Expiring after five years or more	6	9
Total	158	147

16.            Fair value of investment property and property held for use

	As at 30 November	As at 30 November
US$m	2011	2010
		(restated)
Carrying value(1)
Investment properties	896	828
Property held for use (classified as property, plant and equipment)	252	346
Leasehold land under operating lease (classified as prepayments in other assets)	64	56
Total	1,212	1,230

Fair value(1)
Investment properties (including land)	2,477	2,018
Properties held for use (including land)	1,054	1,059
Total	3,531	3,077

Note (1)             Carrying and fair values are presented before non-controlling interests and, for assets held in participating funds, before allocation to policyholders.

17.            Reinsurance assets

	As at 30 November	As at 30 November
US$m	2011	2010

Amounts recoverable from reinsurers	100	46
Ceded insurance and investment contract liabilities	758	568
Total	858	614

AIA Group Limited Financial statements for the year ended 30 November 2011

18.            Deferred acquisition and origination costs

	As at 30 November	As at 30 November
US$m	2011	2010

Carrying amount
Deferred acquisition costs on insurance contracts	12,063	11,195
Deferred origination costs on investment contracts	755	811
Total	12,818	12,006

	Year ended 30 November	Year ended 30 November
	2011	2010
Movements in the year
At beginning of financial year	12,006	10,976
Deferral and amortisation of acquisition costs	869	635
Foreign exchange movements	(24)	457
Impact of assumption changes	(12)	26
Other movements	(21)	(88)
At end of financial year	12,818	12,006

Deferred acquisition and origination costs are expected to be recoverable over the mean term of the Group’s insurance and investment contracts, and liability adequacy testing is performed at least annually to confirm their recoverability.  Accordingly, the annual amortisation charge, which varies with investment performance for certain universal life and unit-linked products, approximates to the amount which is expected to be realised within 12 months of the end of the reporting period.

AIA Group Limited Financial statements for the year ended 30 November 2011

19.            Financial investments

The following tables analyse the AIA Group’s financial investments by type and nature. The AIA Group manages its financial investments in two distinct categories: Unit-linked Investments and Policyholder and Shareholder Investments. The investment risk in respect of Unit-linked Investments is generally wholly borne by our customers, and does not directly affect the profit for the year before tax. Furthermore, unit-linked contract holders are responsible for allocation of their policy values amongst investment options offered by the Group. Although profit for the year before tax is not affected by Unit-linked Investments, the investment return from such financial investments is included in the AIA Group’s profit for the year before tax, as the AIA Group has elected the fair value option for all Unit-linked Investments with corresponding change in insurance and investment contract liabilities for unit-linked contracts. Policyholder and Shareholder Investments include all financial investments other than Unit-linked Investments. The investment risk in respect of Policyholder and Shareholder Investments is partially or wholly borne by the Group.

Policyholder and Shareholder Investments are further categorised as Participating Funds and Other Policyholder and Shareholder. The Group has elected to separately analyse financial investments held by Participating Funds within Policyholder and Shareholder Investments as they are subject to local regulations that generally prescribe a minimum proportion of policyholder participation in declared dividends. The Group has elected the fair value option for debt and equity securities of Participating Funds. The Group’s accounting policy is to record an insurance liability for the proportion of net assets of the Participating Fund that would be allocated to policyholders assuming all performance would be declared as a dividend based upon local regulations as at the date of the statement of financial position. As a result the Group’s net profit for the year before tax is impacted by the proportion of investment return that would be allocated to shareholders as described in the previous sentence.

Other Policyholder and Shareholder Investments are distinct from Unit-linked Investments and Participating Funds as there is no direct contractual or regulatory requirement governing the amount, if any, for allocation to policyholders. The Group has elected to apply the fair value option for equity securities in this category and the available for sale classification in respect of the majority of debt securities in this category. The investment risk from investments in this category directly impacts the Group’s financial statements. Although a proportion of investment return may be allocated to policyholders through policyholder dividends, the Group’s accounting policy for insurance and certain investment contract liabilities utilises a net level premium methodology that includes best estimates as at the date of issue for non-guaranteed participation. To the extent investment return from these investments either is not allocated to participating contracts or varies from the best estimates, it will impact the Group’s profit before tax.

In the following tables, “FVTPL” indicates financial investments designated at fair value through profit or loss and “AFS” indicates financial investments classified as available for sale.

Debt securities

In compiling the tables, external ratings have been used where available.  Where external ratings are not readily available an internal rating methodology has been adopted.  The following conventions have been adopted to conform the various ratings.

External ratings		Internal ratings	Reported as
Standard and Poor’s	Moody’s
AAA	Aaa	1	AAA
AA+ to AA-	Aa1 to Aa3	2+ to 2-	AA
A+ to A-	A1 to A3	3+ to 3-	A
BBB+ to BBB-	Baa1 to Baa3	4+ to 4-	BBB
BB+ and below	Ba1 and below	5+ and below	Below investment grade(1)

Note: (1)                         Unless otherwise identified individually.

AIA Group Limited Financial statements for the year ended 30 November 2011

19.       Financial investments (continued)

Debt securities (continued)

Debt securities by type comprise the following:

		Policyholder and shareholder
		Participating funds	Other policyholder and shareholder			Unit-linked
US$’m	Rating	FVTPL	FVTPL	AFS	Subtotal	FVTPL	Total

30 November 2011
Government bonds – issued in local currency
Singapore	AAA	1,486	-	1,004	2,490	116	2,606
Thailand	A	-	-	9,702	9,702	-	9,702
Philippines	BB	-	1	2,347	2,348	33	2,381
Malaysia	A	1,514	-	307	1,821	15	1,836
China	AA	407	-	1,495	1,902	31	1,933
Indonesia	BB	-	-	760	760	142	902
Korea	A	-	-	2,361	2,361	78	2,439
Other(1)		20	13	321	354	-	354
Subtotal		3,427	14	18,297	21,738	415	22,153

Government bonds – foreign currency
Mexico	BBB	7	15	184	206	2	208
South Africa	BBB	-	7	194	201	2	203
Philippines	BB	-	11	430	441	105	546
Malaysia	A	76	-	102	178	2	180
Indonesia	BB	61	13	221	295	2	297
Korea	A	18	-	242	260	4	264
China	AA	-	-	15	15	2	17
Other(1)		48	148	442	638	19	657
Subtotal		210	194	1,830	2,234	138	2,372

Government agency bonds[2]
AAA		1,100	-	998	2,098	117	2,215
AA		4	-	250	254	-	254
A		772	-	4,389	5,161	209	5,370
BBB		127	-	1,324	1,451	1	1,452
Below investment grade		-	3	80	83	-	83
Not rated		-	-	-	-	-	-
Subtotal		2,003	3	7,041	9,047	327	9,374

Note: (1)	Of the total government bonds listed as ‘Other’ at 30 November 2011, 88% is rated as investment grade and a further 8% is rated BB- and above. The balance is rated below BB- or unrated.

Note: (2)

Government agency bonds comprise bonds issued by government sponsored institutions such as provincial and municipal authorities and supranational financial institutions, such as the Asian Development Bank.

AIA Group Limited Financial statements for the year ended 30 November 2011

19.       Financial investments (continued)

Debt securities (continued)

		Policyholder and shareholder
		Participating funds	Other policyholder and shareholder			Unit-linked
US$’m	Rating	FVTPL	FVTPL	AFS	Subtotal	FVTPL	Total

30 November 2011
Corporate bonds
AAA		7	-	226	233	114	347
AA		1,206	67	2,332	3,605	195	3,800
A		3,133	123	10,978	14,234	673	14,907
BBB		2,997	303	8,301	11,601	245	11,846
Below investment grade		378	2	1,344	1,724	68	1,792
Not rated		6	9	37	52	208	260
Subtotal		7,727	504	23,218	31,449	1,503	32,952

Structured securities[3]
AAA		-	17	-	17	-	17
AA		4	-	-	4	-	4
A		20	-	515	535	-	535
BBB		286	-	93	379	6	385
Below investment grade		49	74	17	140	-	140
Not rated		11	-	7	18	2	20
Subtotal		370	91	632	1,093	8	1,101
Total		13,737	806	51,018	65,561	2,391	67,952

Note: (3)	Structured securities include collateralised debt obligations, mortgage-backed securities and other asset-backed securities

AIA Group Limited Financial statements for the year ended 30 November 2011

19.   Financial investments (continued)

Debt securities (continued)

		Policyholder and shareholder
		Participating funds	Other policyholder and shareholder			Unit-linked
US$’m	Rating	FVTPL	FVTPL	AFS	Subtotal	FVTPL	Total

30 November 2010
Government bonds – issued in local currency
Singapore	AAA	1,436	-	925	2,361	71	2,432
Thailand	A	-	-	9,597	9,597	-	9,597
Philippines	BB	-	-	1,884	1,884	90	1,974
Malaysia	A	1,100	-	223	1,323	6	1,329
China	A	310	-	946	1,256	42	1,298
Indonesia	BB	-	-	669	669	133	802
Korea	A	-	-	2,084	2,084	13	2,097
Other(1)		1	13	343	357	-	357
Subtotal		2,847	13	16,671	19,531	355	19,886

Government bonds – foreign currency
Mexico	BBB	10	21	172	203	2	205
South Africa	BBB	1	4	161	166	2	168
Philippines	BB	1	13	599	613	61	674
Malaysia	A	10	-	72	82	1	83
Indonesia	BB	54	12	227	293	2	295
Korea	A	17	1	247	265	4	269
China	A	-	-	31	31	2	33
Other(1)		64	132	411	607	18	625
Subtotal		157	183	1,920	2,260	92	2,352

Government agency bonds(2)
AAA		469	-	578	1,047	125	1,172
AA		-	-	237	237	15	252
A		743	-	3,752	4,495	160	4,655
BBB		1,091	-	1,977	3,068	26	3,094
Below investment grade		-	-	291	291	-	291
Not rated		-	-	-	-	1	1
Subtotal		2,303	-	6,835	9,138	327	9,465

Note: (1)	Of the total government bonds listed as ‘Other’ at 30 November 2010, 89% is rated as investment grade and a further 10% is rated BB- and above. The balance is rated below BB- or unrated.

Note: (2)

Government agency bonds comprise bonds issued by government sponsored institutions such as provincial and municipal authorities and supranational financial institutions, such as the Asian Development Bank.

AIA Group Limited Financial statements for the year ended 30 November 2011

19.                  Financial investments (continued)

Debt securities (continued)

		Policyholder and shareholder
		Participating funds	Other policyholder and shareholder			Unit-linked
US$’ms	Rating	FVTPL	FVTPL	AFS	Subtotal	FVTPL	Total

30 November 2010
Corporate bonds
AAA		588	-	606	1,194	71	1,265
AA		1,394	73	2,068	3,535	233	3,768
A		3,043	228	9,481	12,752	542	13,294
BBB		2,071	324	6,642	9,037	265	9,302
Below investment grade		311	34	933	1,278	41	1,319
Not rated		31	74	9	114	145	259
Subtotal		7,438	733	19,739	27,910	1,297	29,207

Structured securities(3)
AAA		4	16	4	24	-	24
AA		-	5	11	16	-	16
A		17	-	492	509	-	509
BBB		319	37	93	449	10	459
Below investment grade		102	97	58	257	16	273
Not rated		10	-	6	16	-	16
Subtotal		452	155	664	1,271	26	1,297

Total		13,197	1,084	45,829	60,110	2,097	62,207

Note: (3)  Structured securities include collateralised debt obligations, mortgage-backed securities and other asset-backed securities.

AIA Group Limited Financial statements for the year ended 30 November 2011

19.     Financial investments (continued)

Equity securities

Equity securities by type comprise the following:

	Policyholder and shareholder
US$’m	Participating funds FVTPL	Other policyholder and shareholder FVTPL	Subtotal	Unit-linked FVTPL	Third party interest FVTPL	Total

30 November 2011
Ordinary shares	1,972	3,216	5,188	2,625	-	7,813
Interests in investment funds	805	1,172	1,977	8,963	259	11,199
Total	2,777	4,388	7,165	11,588	259	19,012

	Policyholder and shareholder
US$’m	Participating funds FVTPL	Other policyholder and shareholder FVTPL	Subtotal	Unit-linked FVTPL	Third party interest FVTPL	Total

30 November 2010
Ordinary shares	2,469	3,827	6,296	3,556	-	9,852
Interests in investment funds	750	1,484	2,234	9,706	262	12,202
Total	3,219	5,311	8,530	13,262	262	22,054

Debt and equity securities

US$m	As at 30 November 2011	As at 30 November 2010

Debt securities
Listed
Hong Kong	1,877	953
Overseas	43,228	31,957
	45,105	32,910
Unlisted	22,847	29,297
Total	67,952	62,207

Equity securities
Listed
Hong Kong	276	597
Overseas	8,373	10,236
	8,649	10,833
Unlisted	10,363	11,221
Total	19,012	22,054

AIA Group Limited Financial statements for the year ended 30 November 2011

19.     Financial investments (continued)

Loans and deposits

US$m	As at 30 November 2011	As at 30 November 2010

Policy loans	1,837	1,786
Mortgage loans on residential real estate	427	459
Mortgage loans on commercial real estate	17	21
Other loans	683	618
Allowance for loan losses	(21)	(28)
Loans	2,943	2,856
Term deposits	1,622	906
Total	4,565	3,762

Certain term deposits with financial institutions are restricted due to local regulatory requirements or other pledge restrictions.  The restricted balance held within the term deposits classification is US$130m (2010: US$113m).

AIA Group Limited Financial statements for the year ended 30 November 2011

20.   Derivative financial instruments

The Group’s non-hedge derivative exposure was as follows:

US$m		Fair value
	Notional amount	Assets	Liabilities
30 November 2011
Foreign exchange contracts:
Forwards	846	1	(8)
Cross currency swaps	8,875	706	(30)
Total foreign exchange contracts	9,721	707	(38)
Interest rate contracts
Interest rate swaps	1,114	14	-
Other
Warrants and call options	81	4	-
Currency options	7	-	-
Credit default swap	59	-	-
Total	10,982	725	(38)

30 November 2010
Foreign exchange contracts:
Forwards	107	1	-
Cross currency swaps	8,501	756	(25)
Total foreign exchange contracts	8,608	757	(25)
Interest rate contracts
Interest rate swaps	1,318	14	(4)
Other
Warrants	21	4	-
Total	9,947	775	(29)

For swap transactions, both pay and receive legs of the transaction have been disclosed in the column ‘notional amount’.

Of the total derivatives, US$1m (2010: US$3m) are listed in exchange or dealer markets and the rest are over the counter (‘OTC’) derivatives.  OTC derivative contracts are individually negotiated between contracting parties and include forwards and swaps.  Derivatives are subject to various risks including market, liquidity and credit risk, similar to those related to the underlying financial instruments.

Derivative assets and derivative liabilities are recognised in the consolidated statement of financial position as financial assets at fair value through profit or loss and derivative financial liabilities respectively.  The Group’s derivative risk management policies are outlined in Note 35.  The Group does not employ hedge accounting, although most of its derivative holdings may have the effect of an economic hedge of other exposures.  The notional or contractual amounts associated with derivative financial instruments are not recorded as assets or liabilities in the consolidated statement of financial position as they do not represent the fair value of these transactions.  The notional amounts in the previous table reflect the aggregate of individual derivative positions on a gross basis and so give an indication of the overall scale of derivative transactions.

Foreign exchange contracts

Forward exchange contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed price and settlement date.  Currency options are agreements that give the buyer the right to exchange the currency of one country for the currency of another country at agreed prices and settlement dates.  Currency swaps are contractual agreements that involve the exchange of both periodic and final amounts in two different currencies.  Exposure to gain and loss on the foreign exchange contracts will increase or decrease over their respective lives as a function of maturity dates, interest and foreign exchange rates, implied volatilities of the underlying indices, and the timing of payments.

Interest rate swaps

Interest rate swaps are contractual agreements between two parties to exchange periodic payments in the same currency, each of which is computed on a different interest rate basis, on a specified notional amount.  Most interest rate swaps involve the net exchange of payments calculated as the difference between the fixed and floating rate interest payments.

AIA Group Limited Financial statements for the year ended 30 November 2011

20.   Derivative financial instruments (continued)

Other derivatives

Warrants and call options are option agreements that give the owner the right to buy shares at an agreed price and settlement date.  Credit default swaps (“CDS”) represent agreements that allow the transfer of third party credit risk from the protection buyer to the seller.  The Group purchased the CDS as a protection on the specific corporate debt portfolio by making a series of payments to the seller of the CDS.  The Group will be compensated if the reference corporate debt defaults during the CDS contract period.

21.   Fair value of financial instruments

The Group classifies all financial assets as either at fair value through profit or loss, or as available for sale, which are carried at fair value, or as loans and receivables, which are carried at amortised cost.  Financial liabilities are classified as either at fair value through profit or loss or at amortised cost, except for investment contracts with DPF which are accounted for under IFRS 4.

The following tables present the fair values of the Group’s financial assets and financial liabilities.

		Fair value
US$m	Notes	Fair value through profit or loss	Available for sale	Cost/ amortised cost	Total carrying value	Total fair value

30 November 2011
Financial investments:	19
Loans and deposits		-	-	4,565	4,565	4,590
Debt securities		16,934	51,018	-	67,952	67,952
Equity securities		19,012	-	-	19,012	19,012
Derivative financial instruments	20	725	-	-	725	725
Reinsurance receivables	17	-	-	100	100	100
Other receivables	22	-	-	1,298	1,298	1,298
Cash and cash equivalents	23	-	-	4,303	4,303	4,303
Financial assets		36,671	51,018	10,266	97,955	97,980

	Notes	Fair value through profit or loss	Cost/ amortised cost	Total carrying value	Total fair value

Financial liabilities:
Investment contract liabilities	25	7,048	1,312	8,360	8,360
Borrowings	27	-	559	559	559
Obligations under securities lending and repurchase agreements	28	-	670	670	670
Derivative financial instruments	20	38	-	38	38
Other liabilities(1)		-	2,128	2,128	2,128
Financial liabilities		7,086	4,669	11,755	11,755

Note: (1)              Excludes third party interests in consolidated investment funds

AIA Group Limited Financial statements for the year ended 30 November 2011

21.       Fair value of financial instruments (continued)

		Fair value
US$m	Notes	Fair value through profit or loss	Available for sale	Cost/ amortised cost	Total carrying value	Total fair value

30 November 2010
Financial investments:	19
Loans and deposits		-	-	3,762	3,762	3,798
Debt securities		16,378	45,829	-	62,207	62,207
Equity securities		22,054	-	-	22,054	22,054
Derivative financial instruments	20	775	-	-	775	775
Reinsurance receivables	17	-	-	46	46	46
Other receivables	22	-	-	1,100	1,100	1,100
Cash and cash equivalents	23	-	-	2,595	2,595	2,595
Financial assets		39,207	45,829	7,503	92,539	92,575

	Notes	Fair value through profit or loss	Cost/ amortised cost	Total carrying value	Total fair value

Financial liabilities
Investment contract liabilities	25	7,786	1,305	9,091	9,091
Borrowings	27	-	597	597	597
Obligations under repurchase agreements	28	-	1,091	1,091	1,091
Derivative financial instruments	20	29	-	29	29
Other liabilities(1)		-	1,714	1,714	1,714
Financial liabilities		7,815	4,707	12,522	12,522

Note:(1)          Excludes third party interests in consolidated investment funds

The carrying amount of assets included in the above tables represents the maximum credit exposure.

Foreign currency exposure, including the net notional amount of foreign currency derivative positions, is shown in Note 35 for the Group’s key foreign exchange exposures.

The fair value of investment contract liabilities measured at amortised cost is not considered to be materially different from the amortised cost carrying value.

The carrying value of financial instruments expected to be settled within 12 months (after taking into account valuation allowances, where applicable) is not considered to be materially different from the fair value.

Fair value measurements on a recurring basis

The Group measures at fair value financial instruments designated at fair value through profit or loss, available for sale securities portfolios, derivative assets and liabilities, investments held by investment funds which are consolidated, investments in non-consolidated investment funds and certain investment contract liabilities on a recurring basis.  The fair value of a financial instrument is the amount that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

AIA Group Limited Financial statements for the year ended 30 November 2011

21.    Fair value of financial instruments (continued)

Fair value measurements on a recurring basis (continued)

An other than active market is one in which there are few transactions, the prices are not current, price quotations vary substantially either over time or among market makers, or in which little information is released publicly for the asset or liability being valued.  Pricing observability is affected by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and general market conditions.

The following methods and assumptions were used by the Group to estimate the fair value of financial instruments.

Financial assets and liabilities

Loans and receivables

For loans and advances that are repriced frequently and have had no significant changes in credit risk, carrying amounts represent a reasonable estimate of fair values.  The fair values of other loans are estimated by discounting expected future cash flows using interest rates offered for similar loans to borrowers with similar credit ratings.

The fair values of mortgage loans are estimated by discounting future cash flows using interest rates currently being offered in respect of similar loans to borrowers with similar credit ratings.  The fair values of fixed rate policy loans are estimated by discounting cash flows at the interest rates charged on policy loans of similar policies currently being issued.  Loans with similar characteristics are aggregated for purposes of the calculations.  The carrying values of policy loans with variable rates approximate to their fair value.

Debt securities and equity securities

The fair values of equity securities are based on quoted market prices or, if unquoted, on estimated market values generally based on quoted prices for similar securities.  Fair values for fixed interest securities are based on quoted market prices, where available.  For those securities not actively traded, fair values are estimated using values obtained from private pricing services or by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investment.  For holdings in hedge funds and limited partnerships, fair values are determined based on the net asset values provided by the general partner or manager of each investment, the accounts of which are generally audited on an annual basis.  The transaction price is used as the best estimate of fair value at inception.

Derivative financial instruments

The Group values its derivative financial assets and liabilities using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.  When models are used, the selection of a particular model to value a derivative depends on the contract terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market.  The Group generally uses similar models to value similar instruments.  Valuation models require a variety of inputs, including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.  For derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.  Examples of inputs that are generally observable include foreign exchange spot and forward rates, benchmark interest rate curves and volatilities for commonly traded option products.  Examples of inputs that may be unobservable include volatilities for less commonly traded option products and correlations between market factors.

Cash and cash equivalents

The carrying amount of cash approximates its fair value.

Reinsurance receivables

The carrying amount of amounts receivable from reinsurers is not considered materially different to their fair value.

Fair value of securities sold under repurchase agreement and the associated payables

The contract values of payables under repurchase agreements approximate fair value as these obligations are short term in nature.

AIA Group Limited Financial statements for the year ended 30 November 2011

21.    Fair value of financial instruments (continued)

Financial assets and liabilities (continued)

Other assets

The carrying amount of other assets is not materially different to their fair value.  The fair values of deposits with banks are generally based on quoted market prices or, if unquoted, on estimates based on discounting future cash flows using available market interest rates offered for receivables with similar characteristics.

Investment contract liabilities

For investment contract liabilities the fair values have been estimated using a discounted cash flow approach based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.  For investment contracts where the investment risk is borne by the policyholder the fair value generally approximates to the fair value of the underlying assets.

Investment contracts with DPF enable the contract holder to receive additional benefits as a supplement to guaranteed benefits.  These are referred to as participating business and are measured and classified according to the Group practice for insurance contract liabilities and hence are disclosed within Note 24.  These are not measured at fair value as there is currently no agreed definition of fair value for investment and insurance contracts with DPF under IFRS.  In the absence of any agreed methodology it is not possible to provide a range of estimates within which fair value is likely to fall.  The IASB is expecting to address this issue in Phase II of its insurance contracts project.

Borrowings

The fair values of borrowings with stated maturities have been estimated based on discounting future cash flows using the interest rates currently applicable to deposits of similar maturities.

Other liabilities

The fair values of other unquoted liabilities is estimated by discounting expected future cash flows using current market rates applicable to their yield, credit quality and maturity, except for those with no stated maturity, where the carrying value approximates to fair value.

Fair value hierarchy

Assets and liabilities recorded at fair value in the consolidated statement of financial position  are measured and classified in a hierarchy for disclosure purposes consisting of three ‘levels’ based on the observability of inputs  available in the market place used to measure their fair values as discussed below:

•      Level 1: Fair value measurements that are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Group has the ability to access as of the measurement date.  Market price data is generally obtained from exchange or dealer markets.  The Group does not adjust the quoted price for such instruments.  Assets measured at fair value on a recurring basis and classified as Level 1 are actively traded listed equities.  The Group considers that government debt securities issued by G7 countries (United States, Canada, France, Germany, Italy, Japan, the United Kingdom) and traded in a dealer market to be Level 1, until they no longer trade with sufficient frequency and volume to be considered actively traded.

•      Level 2: Fair value measurements based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (as prices) or indirectly (derived from prices).  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset and liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  Assets and liabilities measured at fair value on a recurring basis and classified as Level 2 generally include government securities issued by non-G7 countries, most investment grade corporate bonds, hedge fund investments and derivative contracts.

AIA Group Limited Financial statements for the year ended 30 November 2011

21.    Fair value of financial instruments (continued)

Fair value hierarchy (continued)

•      Level 3: Fair value measurements based on valuation techniques that use significant inputs that are unobservable.  Unobservable inputs are only used to measure fair value to the extent that relevant observable inputs are not available, allowing for circumstances in which there is little, if any, market activity for the asset or liability.  Assets and liabilities measured at fair value on a recurring basis and classified as Level 3 include certain classes of structured securities, certain derivative contracts, private equity and real estate fund investments, and direct private equity investments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Group’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, the Group considers factors specific to the asset or liability.

A summary of investments carried at fair value according to fair value hierarchy is given below:

US$m	Fair value hierarchy
	Level 1	Level 2	Level 3	Total
30 November 2011
Financial assets
Available for sale
Debt securities	-	50,651	367	51,018
At fair value through profit or loss
Debt securities
Participating funds	-	13,574	163	13,737
Unit-linked	-	2,217	174	2,391
Other policyholder and shareholder	-	649	157	806
Equity securities
Participating funds	2,562	70	145	2,777
Unit-linked	10,404	1,184	-	11,588
Other policyholder and shareholder	4,254	163	230	4,647
Derivative financial assets	1	723	1	725
Total	17,221	69,231	1,237	87,689
Total %	19.6	79.0	1.4	100.0

Financial liabilities
Investment contract liabilities	-	-	7,048	7,048
Derivative financial instruments	-	38	-	38
Total	-	38	7,048	7,086
Total %	-	0.5	99.5	100.0

AIA Group Limited Financial statements for the year ended 30 November 2011

21.    Fair value of financial instruments (continued)

US$m	Fair value hierarchy
	Level 1	Level 2	Level 3	Total
30 November 2010
Financial assets
Available for sale
Debt securities	-	45,603	226	45,829
At fair value through profit or loss
Debt securities
Participating funds	-	12,978	219	13,197
Unit-linked	-	2,003	94	2,097
Other policyholder and shareholder	-	778	306	1,084
Equity securities
Participating funds	3,016	90	113	3,219
Unit-linked	12,583	676	3	13,262
Other policyholder and shareholder	5,203	198	172	5,573
Derivative financial assets	3	771	1	775
Total	20,805	63,097	1,134	85,036
Total %	24.5	74.2	1.3	100.0

Financial liabilities
Investment contract liabilities	-	-	7,786	7,786
Derivative financial instruments	-	29	-	29
Total	-	29	7,786	7,815
Total %	-	0.4	99.6	100.0

AIA Group Limited Financial statements for the year ended 30 November 2011

21.       Fair value of financial instruments (continued)

The tables below set out a summary of changes in the Group’s Level 3 financial assets and liabilities for the year ended 30 November 2010 and 2011.  The tables reflect gains and losses, including gains and losses on financial assets and liabilities categorised as Level 3 as at 30 November 2010 and 2011.

Level 3 financial assets and liabilities

US$m	Debt securities	Equity securities	Derivative financial assets	Derivative financial liabilities	Investment contracts

At 1 December 2010	845	288	1	-	(7,786)
Realised gains	12	2	1	-	-
Net movement on investment contract liabilities	-	-	-	-	738
Total gains/(losses) relating to instruments still held at the reporting date
Reported in the consolidated income statement	41	14	(1)	(1)	-
Reported in the consolidated statement of comprehensive income	(4)	(3)	-	-	-
Purchases, issues and settlements	75	58	-	1	-
Transfers in to/(out of) Level 3	(108)	16	-	-	-
At 30 November 2011	861	375	1	-	(7,048)

US$m	Debt securities	Equity securities	Derivative financial assets	Derivative financial liabilities	Investment contracts

At 1 December 2009	650	235	-	(2)	(6,669)
Realised gains	11	2	1	1	-
Net movement on investment contract liabilities	-	-	-	-	(1,117)
Total gains/(losses) relating to instruments still held at the reporting date
Reported in the consolidated income statement	22	30	-	-	-
Reported in the consolidated statement of comprehensive income	48	7	-	-	-
Purchases, issues and settlements	37	14	-	-	-
Transfers in to/(out of) Level 3	77	-	-	1	-
At 30 November 2010	845	288	1	-	(7,786)

Realised gains and losses arising from the disposal of the Group’s Level 3 financial assets and liabilities are presented in the consolidated income statement.

Movements in investment contract liabilities at fair value are offset by movements in the underlying portfolio of matching assets.  Details of the movement in investment contract liabilities are provided in Note 25.

There are no differences between the fair values on initial recognition and the amounts determined using valuation techniques since the models adopted are calibrated using initial transaction prices.

AIA Group Limited Financial statements for the year ended 30 November 2011

22.   Other assets

US$m	As at 30 November 2011	As at 30 November 2010

Prepayments
Operating leases of leasehold land	64	56
Other	171	105
Accrued investment income	1,046	970
Pension scheme assets
Defined benefit pension scheme surpluses (Note 36)	9	8
Insurance receivables
Due from insurance and investment contract holders	684	591
Due from agents, brokers and intermediaries	71	49
Related party receivables	-	1
Receivables from sales of investments	101	112
Other receivables	442	347
Total	2,588	2,239

All amounts other than prepayments in respect of operating leases of leasehold land are expected to be recovered within 12 months after the end of the reporting period.  Prepayments in respect of operating leases of land are expected to be recovered over the period of the leases shown below.

Receivables include receivables from reverse repurchase agreements under which the Group does not take physical possession of securities purchased under the agreements.  Sales or transfers of securities are not permitted by the respective clearing house on which they are registered while the loan is outstanding.  In the event of default by the counterparty to repay the loan, the Group has the right to the underlying securities held by the clearing house.  At 30 November 2011, the carrying value of such receivables is US$156m (2010: US$36m).

Below sets out an analysis of the Group’s interest in land and land use rights.

			As at 30 November 2011				As at 30 November 2010
US$m	Property, plant and equipment	Investment property	Prepayments of operating leases	Total	Property, plant and equipment	Investment property	Prepayments of operating leases	Total

Land held in Hong Kong
Long-term leases (>50 years)	43	589	-	632	114	519	-	633
Medium-term leases (10 - 50 years)	-	-	-	-	-	-	-	-
Short-term leases (<10 years)	-	-	-	-	-	-	-	-

Land held outside Hong Kong
Freehold	77	112	-	189	77	116	-	193
Long-term leases (>50 years)	-	1	56	57	1	-	56	57
Medium-term leases (10 - 50 years)	-	1	8	9	-	-	-	-
Short-term leases (<10 years)	-	4	-	4	-	-	-	-
Total	120	707	64	891	192	635	56	883

AIA Group Limited Financial statements for the year ended 30 November 2011

23.       Cash and cash equivalents

	As at 30 November	As at 30 November
US$m	2011	2010

Cash	1,636	931
Cash equivalents	2,667	1,664
Total(1)	4,303	2,595

Note: (1)          Of cash and cash equivalents, US$788m (2010: US$495m) are held to back unit-linked contracts.

Cash comprises cash at bank and cash in hand.  Cash equivalents comprise bank deposits and highly liquid short term investments with maturities at acquisition of three months or less and money market funds.  Accordingly, all such amounts are expected to be realised within 12 months after the reporting period.

24.            Insurance contract liabilities

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

At beginning of financial year	73,205	63,255
Valuation premiums and deposits(1)	11,888	9,719
Liabilities released for policy termination or other policy benefits paid and related expenses	(7,788)	(6,436)
Fees from account balances(1)	(617)	(321)
Accretion of interest	2,617	2,396
Foreign exchange movements	131	2,958
Change in net asset values attributable to policyholders	(560)	1,829
Other movements(2)	(124)	(195)
At end of financial year	78,752	73,205

Note: (1)	Valuation premiums and deposits and fees from account balances have been grossed up by US$205m in 2010 to conform to the current year presentation.
(2)

Premium deposits of US$249m, other policy benefits paid of US$(1,185)m, change in unearned revenue liabilities of US$301m and policyholders’ share of participating surplus of US$743m in 2010 have been reclassified from “Other movements” to “Valuation premiums and deposits”, “Liabilities released for policy termination or other policy benefits paid and related expenses” , “Fees from account balances”, and “Change in net asset values to policyholders” respectively to conform to the current year presentation.

AIA Group Limited Financial statements for the year ended 30 November 2011

24.    Insurance contract liabilities (continued)

Business description

The table below summarises the key variables on which insurance and investment contract cash flows depend.

Type of contract		Material terms and conditions	Nature of benefits and compensation for claims	Factors affecting contract cash flows	Key reportable segments
Traditional participating life assurance with DPF	Participating funds

Participating products combine protection with a savings element. The basic sum assured, payable on death or maturity, may be enhanced by dividends, the aggregate amount of which is determined by the performance of a distinct fund of assets and liabilities. The timing of dividend declarations is at the discretion of the insurer. Local regulations generally prescribe a minimum proportion of policyholder participation in declared dividends

			Minimum guaranteed benefits may be enhanced based on investment experience and other considerations	• Investment performance • Expenses • Mortality • Surrenders	Singapore, China, Malaysia
Other participating business

Participating products combine protection with a savings element.  The basic sum assured, payable on death or maturity, may be enhanced by dividends, the timing or amount of which is at the discretion of the insurer taking into account factors such as investment experience

			Minimum guaranteed benefits may be enhanced based on investment experience and other considerations	• Investment performance • Expenses • Mortality • Surrenders	Hong Kong, Thailand, Other Markets
Traditional non-participating life		Benefits paid on death, maturity, sickness or disability that are fixed and guaranteed and not at the discretion of the insurer	Benefits, defined in the insurance contract, are determined by the contract and are not affected by investment performance or the performance of the contract as a whole	• Mortality • Morbidity • Lapses • Expenses	All(1)
Accident and health		These products provide morbidity or sickness benefits and include health, disability, critical illness and accident cover	Benefits, defined in the insurance contract are determined by the contract and are not affected by investment performance or the performance of the contract as a whole	• Mortality • Morbidity • Lapses • Expenses • Claims experience	All(1)
Unit-linked		Unit-linked contracts combine savings with protection, the cash value of the policy depending on the value of unitised funds	Benefits are based on the value of the unitised funds and death benefits	• Investment performance • Lapses • Expenses • Mortality	All(1)
Universal life

The customer pays flexible premiums subject to specified limits accumulated in an account balance which are credited with interest at a rate set by the insurer, and a death benefit which may be varied by the customer

			Benefits are based on the account balance and death benefit	• Investment performance • Crediting rates • Lapses • Expenses • Mortality	All(1)

Note:      (1) Other than the Group’s corporate and other segment

AIA Group Limited Financial statements for the year ended 30 November 2011

24.    Insurance contract liabilities (continued)

Methodology and assumptions

The most significant items to which profit for the period and shareholders’ equity are sensitive are market, insurance and lapse risks which are shown in the table below.  Indirect exposure indicates that there is a second order impact.  For example, whilst the profit for the period attributable to shareholders is not directly affected by investment income earned where the investment risk is borne by policyholders (for example, in respect of unit-linked contracts), there is a second order effect through the investment management fees which the Group earns by managing such investments.  The distinction between direct and indirect exposure is not intended to indicate the relative sensitivity to each of these items.  Where the direct exposure is shown as being ‘net neutral’ this is because the exposure to market and credit risk is offset by a corresponding movement in insurance contract liabilities.

Market and credit risk
Direct exposure
Type of contract		Insurance and investment contract liabilities	Risks associated with related investment portfolio	Indirect exposure	Significant insurance and lapse risks
Traditional participating life assurance with DPF	Participating funds	• Net neutral except for the insurer’s share of participating investment performance	• Net neutral except for the insurer’s share of participating investment performance	• Investment performance subject to smoothing through dividend declarations	• Impact of persistency on future dividends • Mortality
		• Guarantees	• Guarantees
	Other participating business	• Net neutral except for the insurer’s share of participating investment performance	• Net neutral except for the insurer’s share of participating investment performance	• Investment performance	• Impact of persistency on future dividends • Mortality
		• Guarantees	• Guarantees
Traditional non-participating life assurance		• Investment performance • Credit risk • Asset liability mismatch risk	• Guarantees • Asset liability mismatch risk	• Not applicable	• Mortality • Persistency • Morbidity
Accident and health		• Loss ratio • Asset liability mismatch risk	• Investment performance • Credit risk • Asset liability mismatch risk	• Not applicable	• Claims experience • Morbidity • Persistency
Pensions		• Net neutral • Asset liability mismatch risk	• Net neutral • Asset liability mismatch risk	• Performance related investment management fees	• Persistency
Unit-linked		• Net neutral	• Net neutral	• Performance related investment management fees	• Persistency • Mortality
Universal life		• Guarantees • Asset liability mismatch risk	• Investment performance • Credit risk • Asset liability mismatch risk	• Spread between earned rate and crediting rate to policyholders	• Mortality • Persistency • Withdrawals

The Group is also exposed to currency risk in respect of its operations, and to interest rate risk, credit risk and equity price risk on assets representing net shareholders’ equity, and to expense risk to the extent that actual expenses exceed those that can be charged to insurance and investment contract holders on non-participating business.  Expense assumptions applied in the Group’s actuarial valuation models assume a continuing level of business volumes.

AIA Group Limited Financial statements for the year ended 30 November 2011

24.    Insurance contract liabilities (continued)

Methodology and assumptions (continued)

Valuation interest rates

As at 30 November 2010 and 2011, the range of applicable valuation interest rates for traditional insurance contracts, which vary by territory, year of issuance and products, within the first 20 years are as follows:

	As at 30 November 2011	As at 30 November 2010
Hong Kong	3.50% - 7.50%	3.50% - 7.50%
Thailand	2.60% - 9.00%	2.60% - 9.00%
Singapore	2.00% - 10.00%	2.00% - 10.00%
Malaysia	3.70% - 8.90%	3.70% - 8.90%
China	2.75% - 7.00%	2.75% - 7.00%
Korea	3.33% - 6.50%	3.33% - 6.50%
Philippines	3.75% - 9.20%	4.40% - 9.20%
Indonesia	3.37% - 10.80%	3.37% - 10.80%
Vietnam	5.07% - 12.25%	5.07% - 12.25%
Australia	3.83% - 7.11%	3.83% - 7.11%
New Zealand	3.83% - 5.75%	3.83% - 5.75%
Taiwan	1.75% - 6.50%	1.75% - 6.50%

AIA Group Limited Financial statements for the year ended 30 November 2011

25.    Investment contract liabilities

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

At beginning of financial year	9,091	7,780
Effect of foreign exchange movements	26	107
Investment contract benefits	(861)	765
Fees charged	(187)	(285)
Net deposits and other movements	291	724
At end of financial year	8,360	9,091

26.            Effect of changes in assumptions and estimates

The table below sets out the sensitivities of the assumptions in respect of insurance and investment contracts with DPF to key variables.  This disclosure only allows for the impact on liabilities and related assets, such as reinsurance, and deferred acquisition costs and does not allow for offsetting movements in the fair value of financial assets backing those liabilities.

US$m	As at 30 November 2011	As at 30 November 2010
(Increase)/decrease in insurance contract liabilities, increase/(decrease) in equity and profit before tax
0.5pps increase in investment return	9	6
0.5pps decrease in investment return	(9)	(6)
10% increase in expenses	(2)	(2)
10% increase in mortality rates	(15)	(11)
10% increase in lapse / discontinuance rates	(15)	(16)

Future policy benefits for traditional life insurance policies (including investment contracts with DPF) are calculated using a net level premium valuation method with reference to best estimate assumptions set at policy inception date unless a deficiency arises on liability adequacy testing.  There is no impact of the above assumption sensitivities on the carrying amount of traditional life insurance liabilities as the sensitivities presented would not have triggered a liability adequacy adjustment.  During the periods presented there was no effect of changes in assumptions and estimates on the Group’s traditional life products.

For interest sensitive insurance contracts, such as universal life products and unit-linked contracts, assumptions are made at each reporting date including mortality, persistency, expenses, future investment earnings and future crediting rates.

The impact of changes in assumptions on the valuation of insurance and investment contracts with DPF was US$12m decrease in profit (2010: US$15m decrease).

AIA Group Limited Financial statements for the year ended 30 November 2011

27.            Borrowings

US$m	As at 30 November 2011	As at 30 November 2010

Bank loans	456	496
Bank overdrafts	99	97
Other loans	4	4
Total	559	597

Properties with a book value of US$762m at 30 November 2011 (2010: US$760m) and a fair value of US$1,809m at 30 November 2011 (2010: US$1,675m) and cash and cash equivalents with a book value of US$66m (2010: US$63m) are pledged as security with respect to amounts disclosed as bank loans above.  Interest on loans reflects market rates of interest.  Interest expense on borrowings is shown in Note 8.  Further information relating to interest rates and the maturity profile of borrowings is presented in Note 35.

28.            Obligations under securities lending and repurchase agreements

The Group has entered into securities lending agreement whereby securities are loaned to a national monetary authority.  In addition, the Group has entered into repurchase agreements whereby securities are sold to third parties with a concurrent agreement to repurchase the securities at a specified date.

The securities related to these agreements are not derecognised from the Group’s consolidated statement of financial position, but are retained within the appropriate financial asset classification. The following table specifies the amounts included within financial investments subject to securities lending or repurchase agreements at each period end:

US$m	As at 30 November 2011	As at 30 November 2010

Debt securities:
Securities lending	321	-
Repurchase agreements	663	1,545
Total	984	1,545

Collateral

The Group received collateral based on the initial market value of the securities lent in the form of promissory notes issued by the national monetary authority; both the securities lent and the collateral are denominated in local currency.  In the absence of default, the Group cannot sell or repledge the collateral and it is not recognised in the consolidated statement of financial position.

The following table shows the obligations under repurchase agreements at each period end:

	As at 30 November	As at 30 November
US$m	2011	2010

Repurchase agreements	670	1,091
Total	670	1,091

AIA Group Limited Financial statements for the year ended 30 November 2011

29.            Impairment of financial assets

Impairment of financial assets

In accordance with the Group’s accounting policies, impairment reviews were performed for available for sale securities and loans and receivables.

Available for sale debt securities

During the year ended 30 November 2011, impairment losses of US$nil (2010: US$1m) were recognised in respect of available for sale debt securities.

The carrying amounts of available for sale debt securities that are individually determined to be impaired at 30 November 2011 was US$59m (2010: US$57m).

Loans and deposits

The Group’s primary potential credit risk exposure in respect of loans and deposits arises in respect of policy loans and a portfolio of mortgage loans on residential and commercial real estate (see Note 19 Financial investments for further details). The Group’s credit exposure on policy loans is mitigated because, if and when the total indebtedness on any policy, including interest due and accrued, exceeds the cash surrender value, the policy terminates and becomes void.  The Group has a first lien on all policies which are subject to policy loans.

The carrying amounts of loans and deposits that are individually determined to be impaired at 30 November 2011 was US$39m (2010: US$30m).

The Group has a portfolio of residential and commercial mortgage loans which it originates.  To the extent that any such loans are past their due dates specific allowance is made, together with a collective allowance, based on historical delinquency.  Insurance receivables are short term in nature and cover is not provided if consideration is not received.  An ageing of accounts receivable is not provided as all amounts are due within 1 year and cover is cancelled if consideration is not received.

AIA Group Limited Financial statements for the year ended 30 November 2011

30.            Provisions

US$m	Employee benefits	Other	Total

At 1 December 2009	70	210	280
Charged to the consolidated income statement	11	57	68
Exchange differences	2	5	7
Released during the year	-	(24)	(24)
Utilised during the year	(2)	(129)	(131)
At 30 November 2010	81	119	200
Charged to the consolidated income statement	11	64	75
Exchange differences	-	(1)	(1)
Released during the year	-	(15)	(15)
Utilised during the year	(8)	(71)	(79)
At 30 November 2011	84	96	180

Further details of provisions for employee post-retirement benefits are provided in Note 36.

Other provisions

Other provisions comprise provisions in respect of regulatory matters, litigation, reorganisation and restructuring.  In view of the diverse nature of the matters provided for and the contingent nature of the matters to which they relate the Group is unable to provide an accurate assessment of the term over which provisions are expected to be utilised.

31.            Other liabilities

US$m	As at 30 November 2011	As at 30 November 2010

Trade and other payables	1,660	1,438
Third party interests in consolidated investment funds	259	262
Payables from purchases of investments	304	186
Reinsurance payables	164	90
Total	2,387	1,976

Third party interests in consolidated investment funds consist of third party unit holders’ interests in consolidated investment funds which are reflected as a liability since they can be put back to the Group for cash.

Trade and other payables are all expected to be settled within 12 months after the end of the reporting period.  The realisation of third party interests in investment funds cannot be predicted with accuracy since these represent the interests of third party unit holders in consolidated investment funds held to back insurance and investment contract liabilities and are subject to market risk and the actions of third party investors.

AIA Group Limited Financial statements for the year ended 30 November 2011

32.            Share capital and reserves

Share capital

	As at 30 November 2011			As at 30 November 2010
	Million shares	US$m	Million shares	US$m

Authorised
Ordinary shares of US$1 each	20,000	20,000	20,000	20,000

Issued and fully paid
At start of the financial year	12,044	12,044	12,000	12,000

Shares issued during the year	-	-	44	44
At end of the financial year	12,044	12,044	12,044	12,044

Share premium		1,914		1,914

There were no shares issued under share option schemes in the period.

Except for the purchase of 30,540,802 shares by the Company under the Company’s Restricted Share Unit Scheme and Employee Share Purchase Plan, neither the Company nor any of its subsidiaries purchased, sold or redeemed any of the Company’s listed securities during the financial year ended 30 November 2011.  These purchases were made by the relevant scheme trustees on the Hong Kong Stock Exchange.  These shares are held on trust for participants of the relevant schemes and therefore were not cancelled.  Please refer to Note 37 for details.

Share premium of US$1,914m represents the difference between the net book value of the Group on acquisition by the Company of US$13,958m and the nominal value of the share capital issued of US$12,044m.

Reserves

Fair value reserve

The fair value reserve comprises the cumulative net change in the fair value of available for sale securities held at the end of the reporting period.

Foreign currency translation reserve

The foreign currency translation reserve comprises all foreign currency exchange differences arising from the translation of the financial statements of foreign operations.

Shares held by employee share-based trusts

Trusts have been established to acquire shares of the Company for distribution to participants in future periods through the share-based compensation schemes.  Those shares acquired by the trusts, to the extent not transferred to the participants upon vesting, are reported as ‘Employee share-based trusts’.

Other reserves

Other reserves include the impact of merger accounting for business combinations under common control and share-based compensation.

AIA Group Limited Financial statements for the year ended 30 November 2011

33.            Non-controlling interests

	As at 30	As at 30
	November	November
US$m	2011	2010

Equity shares in subsidiaries	60	54
Share of earnings	18	11
Share of other reserves	24	15

Total	102	80

34.   Group capital structure

Capital Management Approach

The Group’s capital management objectives focus on maintaining a strong capital base to support the development of its business, maintaining the ability to move capital freely and satisfying regulatory capital requirements at all times.

The Group’s capital management function oversees all capital related activities of the Group and assists senior management in making capital decisions.  The capital management function participates in decisions concerning asset-liability management, strategic asset allocation and ongoing solvency management.  This includes ensuring capital considerations are paramount in the strategy and business planning processes and when determining AIA’s capacity to pay dividends to shareholders.

Regulatory Solvency

The Group is in compliance with the solvency and capital adequacy requirements applied by its regulators. The Group’s primary insurance regulator at the AIA Co. and AIA-B levels is the Hong Kong Office of the Commissioner of Insurance (‘HK OCI’), which requires that AIA Co. and AIA-B meet the solvency margin requirements of the Hong Kong Insurance Companies Ordinance. The Hong Kong Insurance Companies Ordinance (among other matters) sets minimum solvency margin requirements that an insurer must meet in order to be authorised to carry on insurance business in or from Hong Kong. The HK OCI requires AIA Co. and AIA-B to maintain an excess of assets over liabilities of not less than the required minimum solvency margin.  The amount required under the Hong Kong Insurance Companies Ordinance is 100% of the required minimum solvency margin.  The excess of assets over liabilities to be maintained by AIA Co. and AIA-B required by the HK OCI is not less than 150% of the required minimum solvency margin.

The capital positions of the Group’s two principal operating companies as of 30 November 2010 and 2011 are as follows:

			30 November			30 November
US$m			2011			2010
	Total available	Required capital	Solvency ratio	Total available	Required capital	Solvency ratio
	capital			capital

AIA Co.	6,168	1,984	311%	6,207	1,844	337%
AIA-B	3,419	1,150	297%	3,341	1,040	321%

For these purposes, the Group defines total available capital as the amount of assets in excess of liabilities measured in accordance with the Insurance Companies Ordinance and ‘required capital’ as the minimum required margin of solvency calculated in accordance with the Insurance Companies Ordinance.  The solvency margin ratio is the ratio of total available capital to required capital.

The Group’s individual branches and subsidiaries are also subject to the supervision of government regulators in the jurisdictions in which those branches and subsidiaries operate and, in relation to subsidiaries, in which they are incorporated. The various regulators overseeing the Group actively monitor our local solvency positions. AIA Co. and AIA-B submit annual filings to the HK OCI of their solvency margin position based on their annual audited accounts, and the Group’s other operating units perform similar annual filings with their respective local regulators.

AIA Group Limited Financial statements for the year ended 30 November 2011

34.   Group capital structure (continued)

Regulatory Solvency (continued)

The ability of the Company to pay dividends to shareholders and to meet other obligations depends ultimately on dividends and other payments being received from its operating subsidiaries and branches, which are subject to contractual, regulatory and other limitations.  The various regulators overseeing the individual branches and subsidiaries of the Group have the discretion to impose additional restrictions on the ability of those regulated subsidiaries and branches to make payment of dividends or other distributions and payments to AIA Co., including increasing the required margin of solvency that an operating unit must maintain. For example, capital may not be remitted from Thailand without the consent of the Office of the Insurance Commission in Thailand.  The payment of dividends, distributions and other payments to shareholders is subject to the oversight of the HK OCI.

Capital and Regulatory Orders Specific to the Group

Since September 2008, certain regulators of the Group imposed additional requirements or restrictions on certain of its branches and subsidiaries.  These requirements and restrictions may be or may have been amended or revoked at the relevant regulator’s discretion.  As of 30 November 2011, the requirements and restrictions summarised below may be considered material to the Group and remain in effect unless otherwise stated.

Hong Kong Office of the Commissioner of Insurance

By a letter dated 18 September 2008 to AIA Co. and AIA-B (“Section 35 Controller Orders”), the Insurance Authority required AIA Co. and AIA-B not to acquire a new controller who, alone or with any associate or through a nominee, is entitled to exercise, or control the exercise of, 15% or more of the voting power at their general meetings or the general meetings of their parent companies without first obtaining written consent from the Insurance Authority.

On 29 October 2010, the Insurance Authority varied the Section 35 Controller Orders such that prior consent of the Insurance Authority is not required where any person becomes a controller (within the meaning of section 9(1)(c)(ii) of the HKICO) of AIA Co. and AIA-B through the acquisition of shares traded on The Stock Exchange of Hong Kong Stock Limited (HKSE).

AIG has given the Insurance Authority an undertaking that, with effect from 29 October 2010 and for so long as AIG directly or indirectly holds a legal or beneficial interest in AIA Group Limited in excess of 10% of the outstanding or issued share capital of AIA Group Limited (or AIG directly or indirectly is entitled to exercise, or control the exercise of, 10% or more of the voting power at any general meeting of AIA Group Limited), AIG will ensure that, except with the prior written consent of the Insurance Authority:

(i)                                    any AIG Group holder of AIG’s interest in AIA Group Limited that is controlled by AIG will abstain from voting in any shareholder vote of AIA Group Limited for the approval of a dividend distribution to AIA Group Limited’s shareholders; and

(ii)                                 AIG will not, either directly or indirectly or through a member of the AIG Group that AIG controls: (a) accept any deposit from any member of the AIA Group; (b) be the recipient of any assets transferred from any member of the AIA Group except for (x) normal insurance transactions or any arrangements on normal commercial terms in place as of the date of the undertaking (including renewals thereof), and (y) dividends distributed to shareholders of AIA Group Limited that have been approved by the other shareholders of AIA Group Limited; or (c) accept any financial assistance (i.e., the granting of credit, lending of money, providing of security for or the guaranteeing of a loan) from any member of the AIA Group.

AIA Group Limited has given to the Insurance Authority an undertaking that AIA Group Limited will:

(i)                                    ensure that (a) AIA Co. and AIA-B will at all times maintain a solvency ratio of not less than 150%, both on an individual insurer basis and on an AIA Co./AIA-B consolidated basis; (b) it will not withdraw capital or transfer any funds or assets out of either AIA Co. or AIA-B that will cause AIA Co.’s or AIA-B’s solvency ratio to fall below 150%, except with, in either case, the prior written consent of the Insurance Authority; and (c) should the solvency ratio of either AIA Co. or AIA-B fall below 150%, AIA Group Limited will take steps as soon as possible to restore it to at least 150% in a manner acceptable to the Insurance Authority;

AIA Group Limited Financial statements for the year ended 30 November 2011

34.   Group capital structure (continued)

Capital and Regulatory Orders Specific to the Group (continued)

Hong Kong Office of the Commissioner of Insurance (continued)

(ii)                                 ensure that, for so long as AIG directly or indirectly holds a legal or beneficial interest in AIA Group Limited in excess of 10% of the outstanding or issued share capital of AIA Group Limited (or AIG directly or indirectly is entitled to exercise, or control the exercise of, 10% or more of the voting power at any general meeting of AIA Group Limited), AIA Co. and AIA-B shall not, without first obtaining written consent from the Insurance Authority: (a) place any deposit with AIG and/or any member of the AIG Group that AIG controls (excluding the Company, its subsidiaries and their branches); (b) transfer any assets to AIG and/or any member of the AIG Group that AIG controls (excluding the Company, its subsidiaries and their branches), except for normal insurance transactions or any arrangements on normal commercial terms in place as of the date of the undertaking (including renewals thereof); or (c) provide any financial assistance to AIG and/or any member of the AIG Group that AIG controls (excluding the Company, its subsidiaries and their branches);

(iii)                              notify the Insurance Authority in writing as soon as the Company becomes aware of any person (a) becoming a controller (within the meaning of Section 9(1)(c)(ii) of the HKICO) of AIA Co. and AIA-B through the acquisition of our Shares traded on the HKSE; or (b) ceasing to be a controller (within the meaning of Section 9(1)(c)(ii) of the HKICO) of AIA Co. and AIA-B through the disposal of our Shares traded on the HKSE;

(iv)                              be subject to the supervision of the Insurance Authority and AIA Group Limited will be required to continually comply with the Insurance Authority’s guidance on the “fit and proper” standards of a controller pursuant to Section 8(2) of the HKICO. The Insurance Authority is empowered by the HKICO to raise objection if it appears to it that any person is not fit and proper to be a controller or director of an authorised insurer. These standards include the sufficiency of a holding company’s financial resources; the viability of a holding company’s business plan for its insurance subsidiaries which are regulated by the Insurance Authority; the clarity of the Group’s legal, managerial and operational structures; the identities of any other holding companies or major regulated subsidiaries; whether the holding company, its directors or controllers is subject to receivership, administration, liquidation or other similar proceedings or failed to satisfy any judgment debt under a court order or the subject of any criminal convictions or in breach of any statutory or regulatory requirements; the soundness of the Group’s corporate governance; the soundness of the Group’s risk management framework; the receipt of information from its insurance subsidiaries which are regulated by the Insurance Authority to ensure that they are managed in compliance with applicable laws, rules and regulation; and its role in overseeing and managing the operations of its insurance subsidiaries which are regulated by the Insurance Authority; and

(v)                                 fulfil all enhancements or improvements to the guidance referred to in sub-paragraph (iv) above, as well as administrative measures issued from time to time by the Insurance Authority or requirements that may be prescribed by the Insurance Authority in accordance with the HKICO, regulations under the HKICO or Guidance Notes issued by the Insurance Authority from time to time.

AIA Group Limited Financial statements for the year ended 30 November 2011

35.           Risk management

Risk management framework

The managed acceptance of risk is fundamental to the Group’s insurance business model.  The Group’s risk management framework seeks to effectively manage, rather than eliminate, the risks the Group faces.

The Group’s central risk management framework requires all operations to establish processes for identifying, evaluating and managing the key risks faced by the organisation.  This risk management framework has evolved in recent years and encompasses an established risk governance structure with clear oversight and assignment of responsibility for monitoring and management of financial, operational and strategic risks.

Financial risk exposures

As an insurance group, the Group is exposed to a range of financial risks, including insurance risk, credit risk, market risk, and liquidity risk. The Group applies a consistent risk management philosophy that is embedded in management processes and controls such that both existing and emerging risks are considered and addressed.

The following section summarises the Group’s key risk exposures and the primary policies and processes used by the Group to manage its exposures to these risks.

Insurance risk

The Group considers insurance risk to be a combination of the following component risks:

•                   Product design risk;

•                   Underwriting and expense overrun risk;

•                   Lapse risk; and

•                  Claims risk

Product design risk

Product design risk refers to potential defects in the development of a particular insurance product. The Group manages product design risk by completing pre-launch reviews and approval of products by local and the Group functional departments, including product management, actuarial, legal, compliance and underwriting. These departments have substantial experience and have developed significant expertise in identifying potential flaws in product development that could expose the Group to excessive risk.

The Group monitors closely the performance of new products and focuses on actively managing each part of the actuarial control cycle to minimise risk in the in-force book as well as for new products. A significant component of the Group’s long-term insurance business is participating in nature where the Group has the ability to adjust dividends to reflect market conditions.  This reduces the Group’s exposure to changes in circumstances, in particular investment returns, that may arise during the life of long-term insurance policies.

AIA Group Limited Financial statements for the year ended 30 November 2011

35.   Risk management (continued)

Underwriting and expense overrun risk

Underwriting and expense overrun risk refers to the possibility of product related income being inadequate to support future obligations arising from an insurance product.

The Group manages underwriting risk by adhering to the Group underwriting guidelines. Each operating unit maintains a team of professional underwriters who review and select risks that are consistent with the underwriting strategy of the Group.  A second layer of underwriting review is conducted at the Group level for complex and large risks.  Any exceptions require specific approval and may be subject to separate risk management actions.

In certain circumstances, such as when entering a new line of business, products or markets for which insufficient experience data is available the Group makes use of reinsurance to obtain product pricing expertise.

In pricing insurance products the Group manages expense overrun risk by allowing for an appropriate level of expenses that reflects a realistic medium to long-term view of the underlying cost structure. A disciplined expense budgeting and management process is followed that controls expenses within product pricing allowances over the medium to long-term.

Lapse risk

Lapse risk refers to the possibility of actual lapse experience that diverges from the anticipated experience assumed when products were priced. It includes the potential financial loss due to early termination of contracts where the acquisition cost incurred may not be recoverable from future revenue.

The Group carries out regular reviews of persistency experience.  The results are assimilated into new and in-force business management. Target pay back periods that form part of the product pricing controls enable monitoring of the Group’s exposure to lapse risk.  In addition, many of the Group’s products include surrender charges that entitle the Group to additional fees on early termination by the policyholder, thereby reducing exposure to lapse risk.

Claims risk

Claims risk refers to the possibility that the frequency or severity of claims arising from insurance contracts exceeds the level assumed when the products were priced.

For insurance contracts where death and diagnosis of critical illness are the insured risk, the most significant factors that could increase the overall frequency of claims are epidemics (such as AIDS, SARS or other communicable conditions) or widespread changes in lifestyle resulting in earlier or more claims than expected.  Other factors affecting the frequency and severity of claims include the following:

•                  insurance risk under disability contracts is dependent on economic conditions.  Recession and unemployment tend to increase the number of claims for disability benefits as well as reduce the rate of recovery from disability;

•                  insurance risk under hospitalisation contracts is dependent on medical costs and medical technology; and

•                  insurance risk under accident contracts is more random and dependent on occupation.

The Group seeks to mitigate claims risk by conducting regular experience studies, including reviews of mortality and morbidity experience, reviewing internal and external data, and considering the impact of these on product design, pricing and reinsurance needs. As a result of the Group’s history and scale, a substantial volume of experience data has been accumulated which assists in evaluation and pricing of insurance risk.

Mortality and morbidity risk in excess of the respective retention limits are ceded to reduce volatility in claims experience for the Group. The Group’s capital position combined with its profitable product portfolio and diversified geographical presence are factors in management’s decision to retain (rather than reinsure) a high proportion of its written insurance risks.

Concentration of insurance risk can be a cause of elevated claims risk and refers to the possibility of significant financial losses arising from a lack of diversification, either geographical or by product type, of the Group’s portfolio.  Certain events, such as viral pandemics, may give rise to higher levels of mortality or morbidity experience and exhibit geographical concentrations.

The breadth of the Group’s geographical spread and product portfolio creates natural diversification and reduces the extent to which concentrations of insurance risk arise. The Group has a broad geographical footprint across Asia and its results are not substantially dependent upon any one of these individual markets.  This breadth provides a natural diversification of geographic concentrations of insurance and other risks (such as political risks).  However, given the Group’s exposure to Asia, it may be relatively more exposed to pandemics localised in Asia than insurance groups with a worldwide presence.

AIA Group Limited Financial statements for the year ended 30 November 2011

35.   Risk management (continued)

Insurance risk (continued)

Claims risk (continued)

Although long-term insurance and investment business are the Group’s primary operations, the Group has a range of product offerings, such as term life, accident and health, participating, annuity and unit-linked, which vary in the extent and nature of risk coverage and thereby reduce exposures to concentrations of mortality or morbidity risk.

Concentrations of risk are managed within each market through the monitoring of product sales and size of the in-force book by product group. The Group mitigates this risk by adhering to the underwriting and claims management policies and procedures that have been developed based on extensive historical experience. Lastly, reinsurance solutions are also used to help reduce concentration risk.

Credit risk

Credit risk arises from the possibility of financial loss arising from default by borrowers and transactional counterparties and the decrease in the value of financial instruments due to deterioration in credit quality.  The key areas where the Group is exposed to credit risk include repayment risk in respect of:

•                  cash and cash equivalents including bank deposits, commercial paper, certificates of deposit and repurchase agreements;

•                  investments in debt securities, both sovereign and corporate;

•                  loans and receivables (including insurance receivables);

•                  derivative contracts; and

•                  reinsurance receivables.

The geographical concentration of the Group’s government bonds is disclosed in Note 19.

The Group has in place a credit analysis process that accounts for diverse factors, including market conditions, industry specific conditions, company cash flows and quality of collateral.  The Group also has a monitoring programme in place whereby the Group’s credit analysis teams review the status of the obligor on a regular basis to anticipate any credit issues.

Cross-border investment exposures are controlled through the assignment of individual country counterparty risk limits by the Credit Risk Management Committee, a sub-committee of the ALM Committee.

The Group monitors its credit exposures to any single unrelated external reinsurer or group.

The maximum exposure to credit risk for loans and receivables, debt securities and cash and cash equivalents is the carrying value (net of allowances) in the consolidated statement of financial position.

Market risk

Market risk arises from the possibility of financial loss caused by changes in financial instruments’ fair values or future cash flows due to fluctuations in key variables, including interest rates, equity market prices, foreign exchange rates and real estate property market prices.

The Group manages the risk of market-based fluctuations in the value of the Group’s investments, as well as liabilities with exposure to market risk.

The Group uses various quantitative measures to assess market risk, including sensitivity analysis.  The level of movements in market factors on which the sensitivity analysis is based were determined based on economic forecasts and historical experience of variations in these factors.

The Group routinely conducts sensitivity analysis of its fixed income portfolios to estimate its exposure to movements in interest rates.  The Group’s fixed income sensitivity analysis is primarily a duration-based approach.

AIA Group Limited Financial statements for the year ended 30 November 2011

35.   Risk management (continued)

Interest rate risk

The Group’s exposure to interest rate risk predominantly arises from the Group’s duration gap between the liabilities and assets for interest rate sensitive products, especially those providing interest rate guarantees.  For other products, including those with participation or unit-linked features, interest rate risk is significantly reduced due to the non-guaranteed nature of additional policyholder benefits.  The Group manages its interest rate risk by investing in financial instruments with tenors that match the duration of its liabilities as much as practicable and appropriate.

The Group also considers the effect of interest rate risk in its overall product strategy.  Certain products such as unit-linked, universal life and participating business, inherently have lower interest rate risk as their design provides flexibility as to crediting rates and policyholder dividend scales. For new products, the Group emphasises flexibility in product design and generally designs products to avoid excessive long-term interest rate guarantees. For in-force policies, policyholder bonus payout and credit interest rates applicable to policyholder account balances are regularly adjusted considering, among others, the earned yields and policyholders’ communications and reasonable expectations.

Exposure to interest rate risk

The table below summarises the nature of the interest rate risk associated with financial assets, financial liabilities and insurance contract liabilities.  In preparing this analysis, fixed rate interest bearing instruments that mature or reprice within 12 months of the reporting date have been disclosed as variable rate instruments. The contractual and estimated maturity dates of the liabilities are shown below.

	Variable interest	Fixed	Non-interest
US$m	rate	interest rate	bearing	Total

30 November 2011
Financial assets
Loans and deposits	1,469	3,058	38	4,565
Other receivables	162	1	1,135	1,298
Debt securities	5,741	62,211	-	67,952
Equity securities	-	-	19,012	19,012
Reinsurance receivables	-	-	100	100
Cash and cash equivalents	4,093	-	210	4,303
Derivative financial instruments	-	-	725	725

Total financial assets	11,465	65,270	21,220	97,955
Financial liabilities and insurance contracts
Insurance contract liabilities (net of reinsurance)	-	-	77,994	77,994
Investment contract liabilities	-	-	8,360	8,360
Borrowings	460	-	99	559
Obligations under securities lending and repurchase agreements	670	-	-	670
Other liabilities	-	-	2,128	2,128
Derivative financial instruments	-	-	38	38

Total financial liabilities and insurance contracts	1,130	-	88,619	89,749

Net financial assets, financial liabilities and insurance contracts	10,335	65,270	(67,399)	8,206

AIA Group Limited Financial statements for the year ended 30 November 2011

35.   Risk management (continued)

	Variable interest	Fixed	Non-interest
US$m	rate	interest rate	bearing	Total

30 November 2010
Financial assets
Loans and deposits	695	3,043	24	3,762
Other receivables	36	-	1,064	1,100
Debt securities	5,876	56,331	-	62,207
Equity securities	-	-	22,054	22,054
Reinsurance receivables	-	-	46	46
Cash and cash equivalents	2,428	-	167	2,595
Derivative financial instruments	-	-	775	775

Total financial assets	9,035	59,374	24,130	92,539
Financial liabilities and insurance contracts
Insurance contract liabilities (net of reinsurance)	-	-	72,637	72,637
Investment contract liabilities	-	-	9,091	9,091
Borrowings	500	-	97	597
Obligations under securities lending and repurchase agreements	1,091	-	-	1,091
Other liabilities	-	-	1,714	1,714
Derivative financial instruments	-	-	29	29

Total financial liabilities and insurance contracts	1,591	-	83,568	85,159

Net financial assets, financial liabilities and insurance contracts	7,444	59,374	(59,438)	7,380

AIA Group Limited Financial statements for the year ended 30 November 2011

35.    Risk management (continued)

Foreign exchange rate risk

Foreign exchange risk arises from the Group’s operations in multiple jurisdictions in the Asia Pacific region.  Foreign currency risk associated with assets and liabilities denominated in non-functional currencies results in gains and losses being recognised in the consolidated income statement.  Foreign currency risk associated with the translation of the net assets of operations with non-US dollar functional currencies results in gains or losses being recorded directly in total equity.

On a local operating unit level, we have invested in assets denominated in currencies that match the related liabilities, to the extent possible and appropriate, to avoid currency mismatches.  However, for yield enhancement and risk diversification purposes, the Group’s business units also invest, in some instances, in instruments in currencies that are different from the originating liabilities.  These activities expose the Group to gains and losses arising from foreign exchange rate movements.  The Group’s business units monitor foreign currency exposures to ensure that these exposures are undertaken within the Group’s acceptable levels of risks.   Foreign exchange positions may be closed or hedging instruments such as swaps, futures and forwards may be purchased to mitigate foreign exchange risks.

The Group’s net foreign currency exposures and the estimated impact of changes in foreign exchange rates are set out in the tables below after taking into account the effect of economic hedges of currency risk.  Whilst providing economic hedges that reduce the Group’s net exposure to foreign exchange risk, hedge accounting is not applied.  Currencies for which net exposure is not significant are excluded from the analysis below.  In compiling the table below the impact of a 5% strengthening of original currency is stated relative to the functional currency of the relevant operation of the Group.  The impact of a 5% strengthening of the US dollar is also stated relative to functional currency.  Currency exposure reflects the net notional amount of currency derivative positions as well as net equity by currency.

Net exposure

	United States	Hong Kong	Thai	Singapore	Malaysian	China	Korean
US$m	Dollar	Dollar	Baht	Dollar	Ringgit	Renminbi	Won

30 November 2011
Equity analysed by original currency	13,714	(17)	3,496	(2,068)	677	861	1,648
Net notional amounts of currency derivative positions	(4,331)	300	1,399	3,195	-	47	-

Currency exposure	9,383	283	4,895	1,127	677	908	1,648

5% strengthening of original currency
Impact on profit before tax	90	(16)	10	28	-	11	2

5% strengthening of the US dollar
Impact on shareholders’ equity	(90)	9	(224)	(28)	(29)	(37)	(80)

30 November 2010
Equity analysed by original currency	13,195	21	3,727	(1,898)	652	777	1,380
Net notional amounts of currency derivative positions	(3,787)	-	1,266	3,110	-	-	-

Currency exposure	9,408	21	4,993	1,212	652	777	1,380

5% strengthening of original currency
Impact on profit before tax	103	(24)	-	13	1	9	2

5% strengthening of the US dollar
Impact on shareholders’ equity	(103)	(12)	(249)	(60)	(32)	(34)	(67)

AIA Group Limited Financial statements for the year ended 30 November 2011

35.    Risk management (continued)

Equity market and interest rate risk

Equity market risk arises from changes in the market value of equity securities and equity funds.  The investment in equity assets on a long-term basis is expected to provide diversification benefits and return enhancements which can improve the risk adjusted return of the portfolios.

Sensitivity analysis

Sensitivity analysis to the key variables affecting financial assets and liabilities is set out in the table below.  Information relating to sensitivity of insurance and investment contracts with DPF is provided in Note 26. The carrying values of other financial assets are not subject to changes in response to movements in interest rates or equity prices.  In calculating the sensitivity of debt and equity instruments to changes in interest rates and equity prices the Group has made assumptions about the corresponding impact of asset valuations on liabilities to policyholders.  Assets held to support unit-linked contracts have been excluded on the basis that changes in fair value are wholly borne by policyholders.  Sensitivity analysis for assets held in participating funds has been calculated after allocation of returns to policyholders using the applicable minimum policyholders’ participation ratios described in Note 2.  Information is presented to illustrate the estimated impact on profits and equity arising from a change in a single variable before taking into account the effects of taxation.

For the purpose of illustrating the sensitivity of profit before tax and net assets before the effects of taxation to changes in interest rates and equity prices, the impact of possible impairments of financial investments classified as available for sale which may arise in times of economic stress has been ignored, since default events reflect the characteristics of individual issuers.  Because the Group’s accounting policies lock in interest rate assumptions on policy inception and the Group’s assumptions incorporate a provision for adverse deviations, the level of movement illustrated in this sensitivity analysis does not result in loss recognition and so there is no corresponding effect on liabilities.

		30 November 2011		30 November 2010
	Impact on profit before	Impact on net assets (before the	Impact on profit before tax	Impact on net assets (before the
US$m	tax	effects of taxation)		effects of taxation)

Equity market risk
10 per cent increase in equity prices	497	497	595	595
10 per cent decrease in equity prices	(497)	(497)	(595)	(595)

Interest rate risk
+ 50 basis points shift in yield curves	(80)	(2,120)	(87)	(1,861)
- 50 basis points shift in yield curves	80	2,120	87	1,861

AIA Group Limited Financial statements for the year ended 30 November 2011

35.    Risk management (continued)

Liquidity risk

Liquidity risk primarily refers to the possibility of having insufficient cash available to meet the payment obligations to counterparties when they become due.  This can arise when internal funds are insufficient to meet cash outflow obligations and where the Group is unable to obtain funding at market rates or liquidate assets at fair value resulting in the forced liquidation of assets at depressed prices.  The Group is exposed to liquidity risk in respect of insurance and investment policies that permit surrender, withdrawal or other forms of early termination for a cash surrender value specified in the contractual terms and conditions.

The Group’s liquidity position is monitored in compliance with regulatory and internal requirements in combination with maturity gap analyses.  To manage liquidity risk, the Group has implemented a variety of measures, including emphasising flexible insurance product design so that it can retain the greatest flexibility to adjust contract pricing or crediting rates.  The Group also seeks to match, to the extent possible and appropriate, the duration of its investment assets with the duration of insurance policies issued.

The maturity analysis presented in the tables below presents the estimated maturity of carrying amounts in the consolidated statement of financial position.  The estimated maturity for insurance and investment contracts, is proportionate to their carrying values based on projections of estimated undiscounted cash flows arising from insurance and investment contracts in force at that date.  The Group has made significant assumptions to determine the estimated undiscounted cash flows of insurance benefits and claims and investment contract benefits, which include assumptions in respect of mortality, morbidity, future lapse rates, expenses, investment returns and interest crediting rates, offset by expected future deposits and premiums on in-force policies.  The maturity profile of the Group’s borrowings is presented on the presumption that the Group will continue to satisfy loan covenants which, if breached, would cause the borrowings to be repayable on demand.  The Group regularly monitors its compliance with these covenants and was in compliance with them at the date of the consolidated statement of financial position and throughout each of the periods presented.  Due to the significance of the assumptions used, the maturity profiles presented below could be materially different from actual payments.

A maturity analysis based on the earliest contractual repayment date would present the insurance and investment contract liabilities as falling due in the earliest period in the table because of the ability of policyholders to exercise surrender options.  Financial assets and liabilities other than investment contract liabilities are presented based on their respective contractual maturities.

				Due after one	Due after five
		No fixed	Due in one year	year through five	years through	Due after ten
US$m	Total	maturity	or less	years	ten years	years

30 November 2011
Financial assets:
Loans and deposits	4,565	1,863	547	691	762	702
Other receivables	1,298	96	1,155	46	1	-
Debt securities	67,952	-	2,638	15,174	18,595	31,545
Equity securities	19,012	19,012	-	-	-	-
Reinsurance receivables	100	-	100	-	-	-
Cash and cash equivalents	4,303	-	4,303	-	-	-
Derivative financial instruments	725	-	204	392	134	(5)

Total	97,955	20,971	8,947	16,303	19,492	32,242

Financial liabilities and insurance contracts:
Insurance and investment contracts liabilities (net of reinsurance)	86,354	-	(521)	1,955	8,161	76,759
Borrowings	559	103	456	-	-	-
Obligations under securities lending and repurchase agreements	670	-	670	-	-	-
Other liabilities	2,128	-	2,128	-	-	-
Derivative financial instruments	38	-	8	20	10	-

Total	89,749	103	2,741	1,975	8,171	76,759

AIA Group Limited Financial statements for the year ended 30 November 2011

35.    Risk management (continued)

				Due after one	Due after five
		No fixed	Due in one year	year through five	years through	Due after ten
US$m	Total	maturity	or less	years	ten years	years

30 November 2010
Financial assets:
Loans and deposits	3,762	1,833	415	363	669	482
Other receivables	1,100	472	622	3	3	-
Debt securities	62,207	-	2,843	13,459	16,536	29,369
Equity securities	22,054	22,054	-	-	-	-
Reinsurance receivables	46	-	46	-	-	-
Cash and cash equivalents	2,595	-	2,595	-	-	-
Derivative financial instruments	775	-	58	550	167	-

Total	92,539	24,359	6,579	14,375	17,375	29,851

Financial liabilities and insurance contracts:
Insurance and investment contracts liabilities (net of reinsurance)	81,728	-	(383)	1,775	8,185	72,151
Borrowings	597	101	7	489	-	-
Obligations under securities lending and repurchase agreements	1,091	-	1,091	-	-	-
Other liabilities	1,714	-	1,714	-	-	-
Derivative financial instruments	29	-	4	10	11	4

Total	85,159	101	2,433	2,274	8,196	72,155

AIA Group Limited Financial statements for the year ended 30 November 2011

36.                 Employee benefits

Defined benefit plans

	As at	As at
	30 November	30 November
US$m	2011	2010

Present value of unfunded obligations	107	72
Present value of funded obligations	60	57

Total present value of obligations	167	129
Fair value of plan assets	(60)	(60)
Present value of net obligations	107	69
Unrecognised actuarial (losses)/gains	(31)	5
Unrecognised past service cost	(1)	(1)

Net recognised defined benefit obligations	75	73

Recognised defined benefit deficits	84	81

Recognised defined benefit surpluses	(9)	(8)

The Group operates funded and unfunded defined benefit plans that provide life and medical benefits for participating employees after retirement and a lump sum benefit on cessation of employment.  The locations covered by these plans include Hong Kong, Singapore, Malaysia, Thailand, Taiwan, Indonesia, the Philippines and Korea.  The latest independent actuarial valuations of the plans were at 30 November 2011 and were prepared by credentialed actuaries of Mercer (Hong Kong) Limited. All the actuaries are qualified members of professional actuarial organisations to render the actuarial opinions.

The actuarial valuations indicate that the Group’s obligations under these defined benefit retirement plans are 36% (2010: 47%) covered by the plan assets held by the trustees.

Plan assets comprise:

	As at	As at
	30 November	30 November
US$m	2011	2010

Equity securities	3	3
Debt securities	1	2
Real estate	40	40
Investment contracts issued by third party financial institutions	16	15

Total	60	60

Movement in the present value of defined benefit obligations

	Year ended	Year ended
	30 November	30 November
US$m	2011	2010

At beginning of financial year	129	110
Benefits paid by the plan	(9)	(5)
Current service costs and interest (see next page)	16	16
Actuarial losses	36	-
Plan settlement, curtailment or amendment	(4)	(2)
Foreign exchange movements	(1)	10

At end of financial year	167	129

AIA Group Limited Financial statements for the year ended 30 November 2011

36.    Employee benefits (continued)

Movement in the fair value of plan assets

	Year ended	Year ended
	30 November	30 November
US$m	2011	2010

At beginning of financial year	60	53
Contributions paid into the plan	8	6
Benefits paid by the plan	(9)	(5)
Expected return on plan assets	5	5
Actuarial gains/(losses)	1	(3)
Foreign exchange movements	-	7
Asset distributed on settlement	(5)	(3)

At end of financial year	60	60

Expense recognised in consolidated income statement

	Year ended	Year ended
	30 November	30 November
US$m	2011	2010

Current service costs	10	10
Interest on obligation	6	6
Expected return on plan assets	(5)	(5)
Settlement/curtailment (gains)/losses recognised	(2)	1
Others	2	(1)

Total	11	11

The expense is recognised within the following line items in the consolidated income statement:

	Year ended	Year ended
	30 November	30 November
US$m	2011	2010

Operating expenses	11	11

Actuarial assumptions

Principal actuarial assumptions at the reporting date are in the following ranges:

	As at	As at
	30 November	30 November
	2011	2010

Expected return on plan assets at the start of the financial year	2.5 – 10.7%	2.5 – 9.75%
Future salary increases	3.0 – 10.0%	2.5 – 10.0%
Healthcare trend rate:
Immediate trend rate	4.0 – 12.0%	4.0 – 12.0%
Ultimate trend rate	4.0 – 12.0%	4.0 – 12.0%
Year in which the ultimate trend rate is reached	2012 – 2016	2010 – 2016
Discount rate at the end of the financial year	1.5 – 7.25%	2.0 – 11.0%

The overall expected long-term rate of return is based on the portfolios as a whole and not on the sum of the returns on individual asset categories.  The return is based on historical returns without adjustment.

AIA Group Limited

Financial statements for the year ended 30 November 2011

36.       Employee benefits (continued)

Actuarial assumptions (continued)

Assumptions regarding future mortality rates are based on published statistics and mortality tables.  Average retirement ages and life expectancies are set out below for the principal locations with defined benefit employee benefit.

	Hong Kong	Singapore	Thailand	Malaysia	Philippines

Retirement age	65	62	60	55 - 60	60
Average life expectancy on retirement
Males	17.9 years	21.5 years	19.2 years	19.2 – 23.3 years	21.3 years
Females	22.5 years	24.1 years	22 years	25.5 – 29.9 years	25.1 years

Assumed healthcare cost trend rates affect the amounts recognised in profit or loss.  A 1% change in assumed healthcare cost trend rates would have the following effects (expressed as weighted averages):

US$m	1% increase		1% decrease
	2011	2010	2011	2010

Effect on the aggregate service and interest cost	1	-	(1)	-
Effect on defined benefit obligation	9	5	(7)	(4)

Historical information

	As at 30 November	As at 30 November	As at 30 November	As at 30 November	As at 30 November
US$m	2011	2010	2009	2008	2007

Present value of the defined benefit obligation	167	129	110	101	101
Fair value of plan assets	(60)	(60)	(53)	(50)	(56)
Deficits of the plans	107	69	57	51	45
Experience loss arising on plan liabilities	(23)	(4)	(7)	(14)	(2)
Experience gain/(loss) arising on plan assets	1	3	(2)	(2)	6

Contributions to funded and unfunded defined benefit plans during the year ended 30 November 2011 are not expected to be material.

Defined contribution plans

The Group operates a number of defined contribution pension plans.  The total expense relating to these plans in the current year was US$41m (2010: US$34m).  Employees and the employer are required to make monthly contributions equal to 5% to 22% of the employees’ monthly basic salaries, depending on years of service and subject to any applicable caps of monthly relevant income in different jurisdictions.  For defined contribution pension plans with vesting conditions, any forfeited contributions by employers on behalf of employees who leave the scheme prior to vesting fully in such contributions are used by the employer to reduce any future contributions.  The amount of forfeited contributions used to reduce the existing level of contributions is not material.

The outstanding liability for defined contribution benefit plans is US$2m (2010: US$1m).

AIA Group Limited

Financial statements for the year ended 30 November 2011

37.       Share-based compensation

Stock compensation plans

During 2011, the Group made its first grants of share options and restricted share units (‘RSUs’) to certain employees, directors and officers of the Group under the SO Scheme and the RSU Scheme adopted on 28 September 2010.  In addition, the Group has adopted an under which the eligible employees will be awarded one matching restricted stock purchase unit for each two shares purchased through the qualified employee contributions at the end of the vesting period subject to conditions being met.

In connection with AIG’s divestiture of more than 50% of the Group on 29 October 2010, all equity-settled share-based compensation arrangements of AIG in which the Group’s employees participated were either settled or terminated; any unvested incentive awards associated with the terminated plans were treated as unvested.

RSU Scheme

Under the RSU Scheme, the vesting of the granted RSUs is conditional upon the eligible participants remaining in employment with the Group during the respective vesting periods.  RSU grants are vested either entirely after a specific period of time or in tranches over the vesting period.  For RSU grants that are vested in tranches, each vesting tranche is accounted for as a separate grant for the purposes of recognising the expense over the vesting period.  For certain RSUs, performance conditions are also attached which include both market and non-market conditions.  RSUs subject to performance conditions are released to the participants at the end of the vesting period depending on the actual achievement of the performance conditions.  During the vesting period, the participants are not entitled to dividends of the underlying shares.  Except in jurisdictions where restrictions apply, the granted RSUs are expected to be settled in equity; grants that the Group has the legal or constructive obligation to settle in cash are insignificant to the Group.  The maximum number of shares that can be granted under this scheme is 301,100,000, representing 2.5 percent of the number of shares in issue at 30 November 2011.

Year ended
30 November 2011
Number of shares

Restricted Share Units
Outstanding at beginning of financial year	-
Granted	31,792,008
Forfeited	(589,189)
Outstanding at end of financial year	31,202,819

SO Scheme

The objectives of the SO Scheme are to align eligible participants’ interests with those of the shareholders of the Company by allowing eligible participants to share in the value created at the point they exercise their options.  Share option (‘SO’) grants are vested either entirely after a specific period of time or in tranches over the vesting period, during which, the eligible participants are required to remain in employment with the Group.  For SO grants made in 2011 that are vested in tranches, one-third of the share options become exercisable on 1 April 2014, 1 April 2015, and 1 April 2016 respectively; each vesting tranche is accounted for as a separate grant for the purposes of recognising the expense over the vesting period.  The granted share options ten years from the date of grant and each share option entitles the eligible participant to subscribe for one ordinary share.  Except in jurisdictions where restrictions apply, the granted share options are expected to be settled in equity; grants that the Group has the legal or constructive obligation to settle in cash are insignificant to the Group.  The total number of shares under options that can be granted under the scheme is 301,100,000, representing 2.5 percent of the number of shares in issue at 30 November 2011.  The measurement date for grants made in 2011 was determined to be 15 June 2011in accordance with IFRS 2.

AIA Group Limited

Financial statements for the year ended 30 November 2011

37.       Share-based compensation

SO Scheme (continued)

Information about options outstanding and options exercisable by the Group’s employees and directors as at the end of the reporting period is as follows:

	Year ended
	30 November 2011
	Number of options	Weighted average exercise price
		(HK$)
Options
Outstanding at beginning of financial year	-	-
Granted	20,426,519	27.35
Exercised	-	-
Cancelled	-	-
Forfeited or expired	-	-
Outstanding at end of financial year	20,426,519	27.35

Options exercisable at end of financial year	-	-
Weighted average remaining contractual life (years)	9.50

ESPP

Under the plan, eligible employees of the Group can purchase ordinary shares of the Company with qualified employee contributions and the Company will award one matching restricted share purchase unit to them at the end of the vesting period for each two shares purchased through the qualified employee contributions (‘contribution shares’).  Contribution shares are purchased from the open market.  During the vesting period, the eligible employees must hold the contribution shares purchased during the plan cycle and remain employed by the Group.  The level of qualified employee contribution is limited to not more than 5% of the annual basic salary subject to a maximum.  During 2011, eligible employees paid less than US$1 million to purchase 232,328 ordinary shares of the Company.

AIA Group Limited

Financial statements for the year ended 30 November 2011

37.       Share-based compensation

Valuation methodology

The Group utilises a binomial lattice model to calculate the fair value of the share options grants, a Monte-Carlo simulation model and/or discounted cash flow technique to calculate the fair value of the RSU and ESPP awards, taking into account the terms and conditions upon which the awards were granted.  The price volatility is estimated on the basis of implied volatility of the Company’s shares which is based on an analysis of historical data since they are traded in the Stock Exchange of Hong Kong and takes into consideration the historical volatility of peer companies (the constituent companies in Dow Jones Insurance Titans Indexin view of the short trading history of the Company’s shares on the measurement date.  The expected life of the options is derived from the output of the valuation model and is calculated based on an analysis of expected exercise behaviour of the Company’s employees.  The estimate of market condition for performance-based RSUs is based on one-year historical data preceding the grant date.  No allowance for forfeiture prior to vesting is included in the valuation of the awards.

The fair value calculated for share options are inherently subjective due to the assumptions made and the limitations of the model utilised.

	2011
	Options	Restricted Share Units	ESPP Restricted Share Purchase Units

Assumptions
Risk free interest rate	2.28%	0.24% - 0.51%*	0.32% - 0.37%
Volatility	25%	25%	25%
Dividend yield	1.2%	1.2%	1.2%
Exercise price (HK$)	27.35	N/A	N/A
Option life (in years)	9.96	N/A	N/A
Expected life (in years)	7.42 - 7.87	N/A	N/A
Weighted average fair value per option / unit at measurement date (HK$)	7.68	24.73	22.96

* Applicable to RSU with market conditions

The weighted average share price for share option valuation is HK$27.25.  The total fair value of share options granted in 2011 is US$20m.

Recognised compensation cost

The total recognised compensation cost (net of expected forfeitures) related to share-based compensation awards granted under the RSU Scheme, SO Scheme and ESPP in 2011 is US$16m.

AIA Group Limited

Financial statements for the year ended 30 November 2011

38.       Remuneration of directors and key management personnel

Directors’ remuneration

The Executive Director receives compensation in the form of salaries, bonuses, contributions to pension schemes, long-term incentives, housing and other allowances, and benefits in kind subject to applicable laws, rules and regulations. Bonuses and long-term incentives represent the variable components in the Executive Directors’ compensation and are linked to the performance of the Group and the Executive Director. Details of share-based payment schemes are described in Note 37.

US$	Directors’ fees	Salaries, allowances and benefits in kind	Bonuses	Pension scheme contributions	Post- employment benefits	Share-based payments	Inducement fees	Termination fees	Total
30 November 2011
Executive Director
Mark Edward Tucker	-	1,568,066	3,773,400	64,734	11,383	2,375,885	-	-	7,793,468
Total	-	1,568,066	3,773,400	64,734	11,383	2,375,885	-	-	7,793,468

		Salaries,
		allowances		Pension	Post-
	Directors’	and benefits		scheme	employment	Share-based	Inducement	Termination
US$	fees	in kind	Bonuses	contributions	benefits	payments(1)	fees	fees	Total
30 November 2010
Executive Directors
Mark Edward Tucker	-	392,559	2,313,568	18,122	3,786	-	-	-	2,728,035
Mark Andrew Wilson(2)	-	2,371,866	7,377,051	26,290	5,286	(837,137)	-	3,062,580	12,005,936
Stephen Bernard Roder(2)	-	907,546	-	15,524	-	(378,820)	-	1,313,333	1,857,583
Total	-	3,671,971	9,690,619	59,936	9,072	(1,215,957)	-	4,375,913	16,591,554

Note:	(1)

The bonus paid to the current Executive Director in respect of 2010, excluding the amount described in the following sentence exceeded the amount disclosed previously by US$277,034. The current Executive Director was issued share-based compensation in lieu of US$1,706,730 of bonuses for 2010 as previously disclosed. This share-based compensation was granted in 2011 and is subject to vesting conditions. Therefore the remuneration will be recognised and disclosed over the vesting period commencing from 2011.

	(2)	Mr. Mark Andrew Wilson and Mr. Stephen Bernard Roder resigned as directors of the Company on 1 September 2010 and 22 April 2010 respectively.

The remuneration of Non-executive Directors and Independent Non-executive Directors of the Company at 30 November 2011 and 2010 are included in the tables below.

US$	Directors’ fees	Salaries, allowance and benefits in kind	Bonuses	Pension scheme contributions	Post- employment benefits	Share-based payments	Inducement fees	Termination fees	Total
30 November 2011
Non-executive Directors
Edmund Sze Wing Tse(1)	501,896	76,098	-	-	-	-	-	-	577,994
Jack Chak-Kwong So	215,000	-	-	-	-	-	-	-	215,000
Jeffrey Joy Hurd	-	-	-	-	-	-	-	-	-
Jay Steven Wintrob	-	-	-	-	-	-	-	-	-
Independent Non-executive Directors
Sir Chung-Kong (CK) Chow	235,000	-	-	-	-	-	-	-	235,000
Rafael Si-Yan Hui	220,000	-	-	-	-	-	-	-	220,000
Qin Xiao	226,616	-	-	-	-	-	-	-	226,616
John Barrie Harrison	94,315	-	-	-	-	-	-	-	94,315
Total	1,492,827	76,098	-	-	-	-	-	-	1,568,925

Note:	(1)	Included in directors’ fees is US$18,159 which represents remuneration to Mr. Edmund Sze Wing Tse in respect of his services as director of a subsidiary of the Company.

AIA Group Limited Financial statements for the year ended 30 November 2011

38.   Remuneration of directors and key management personnel (continued)

Directors’ remuneration (continued)

US$	Directors’ fees	Salaries, allowances and benefits in kind	Bonuses	Pension scheme contributions	Post- employment benefits	Share-based payments	Inducement fees	Termination fees	Total
30 November 2010
Non-executive Directors
Edmund Sze Wing Tse(1)	42,609	-	-	-	-	-	-	-	42,609
Jack Chak-Kwong So(2)	66,796	-	-	-	-	-	-	-	66,796
Robert Herman Benmosche(3)	-	-	-	-	-	-	-	-	-
David Lawrence Herzog(3)	-	-	-	-	-	-	-	-	-
Jeffrey Joy Hurd(3)	-	-	-	-	-	-	-	-	-
Jay Steven Wintrob(3)	-	-	-	-	-	-	-	-	-
Independent Non-executive Directors
Sir Chung-Kong (CK) Chow	41,205	-	-	-	-	-	-	-	41,205
Rafael Si-Yan Hui	38,575	-	-	-	-	-	-	-	38,575
Qin Xiao	41,205	-	-	-	-	-	-	-	41,205
Total	230,390	-	-	-	-	-	-	-	230,390

Note:	(1)	Included in directors’ fees is US$8,869 which represents remuneration to Mr. Edmund Sze Wing Tse in respect of his services as director of a subsidiary of the Company.
	(2)	Included in directors’ fees is US$29,097 which represents remuneration to Mr. Jack Chak-Kwong So in respect of his services as director of a subsidiary of the Company.
	(3)

Mr. Robert Herman Benmosche, Mr. David Lawrence Herzog, Mr. Jay Steven Wintrob and Mr. Jeffrey Joy Hurd, who are employees of AIG, were appointed as directors of the Company on 19 July 2010, 7 April 2010, 28 September 2010 and 28 September 2010, respectively. The services they provided to the Group were considered to occupy an insignificant amount of their time and they were not separately remunerated for such services. As such, no remuneration is presented. Mr. Robert Herman Benmosche and Mr. David Lawrence Herzog resigned as directors of the Company on 27 September 2010.

Remuneration of five highest paid individuals

The aggregate remuneration of the five highest paid individuals employed by the Group in each of the years ended 30 November 2011 and 2010 is presented in the table below.

US$	Salaries, allowances and benefits in kind	Bonuses	Pension scheme contributions	Post- employment benefits	Share-based payments	Inducement fees	Termination fees	Total

30 November 2011	7,374,823	10,193,295	178,683	20,273	4,786,939	-	-	22,554,013
30 November 2010	6,648,875	14,152,323	208,944	11,991	(873,486)	-	3,062,580	23,211,227

The emoluments of the five individuals with the highest emoluments are within the following bands:

HK$	Year ended 30 November	Year ended 30 November
	2011	2010
17,500,001 to 18,000,000	-	1
18,000,001 to 18,500,000	-	1
21,000,001 to 21,500,000	-	1
24,000,001 to 24,500,000	1	-
26,000,001 to 26,500,000	-	1
27,500,001 to 28,000,000	1	-
31,000,001 to 31,500,000	1	-
31,500,001 to 32,000,000	1	-
60,500,001 to 61,000,000	1	-
96,500,001 to 97,000,000	-	1

AIA Group Limited Financial statements for the year ended 30 November 2011

38.   Remuneration of directors and key management personnel (continued)

Key management personnel remuneration

Key management personnel have been identified as the members of the Group’s Executive Committee and Executive Director of the Company’s Board.

US$	Year ended 30 November	Year ended 30 November
	2011	2010
Key management compensation and other expenses
Salaries and other short term employee benefits	24,195,898	17,959,530
Termination benefits	422,374	5,342,580
Post-employment benefits – defined contribution	366,772	451,517
Post-employment benefits – defined benefit	-	26,218
Post-employment benefits – medical & life	52,510	29,435
Other long-term benefits	1,236,641	14,702,635
Share-based payment	7,193,522	(1,572,619)
Total	33,467,717	36,939,296

The emoluments of the Key Management Personnel are within the following bands:

US$	Year ended 30 November	Year ended 30 November
	2011	2010

100,001 to 200,000	-	1
500,001 to 1,000,000	1	2
1,000,001 to 1,500,000	2	2
1,500,001 to 2,000,000	3	4
2,000,001 to 2,500,000	3	4
2,500,001 to 3,000,000	-	2
3,000,001 to 3,500,000	1	-
3,500,001 to 4,000,000	2	-
7,500,001 to 8,000,000	1	-
12,000,001 to 12,500,000	-	1

AIA Group Limited Financial statements for the year ended 30 November 2011

39.            Related party transactions

Transactions with related parties

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Transactions with related parties

Reinsurance related parties (income)/expense
Premiums assumed	-	(3)
Premiums ceded to reinsurers	1	34
Claims recovered from reinsurers	(3)	(18)
Commissions and fee income	-	(4)
	(2)	9
Non-insurance related party income
Income from services provided	(1)	(22)
	(1)	(22)
Non-insurance related party expenses
Purchases of services	5	22
Corporate service fees	1	15
	6	37
Total	3	24

US$m	Year ended 30 November	Year ended 30 November
	2011	2010
Amounts due from related parties
Insurance related amounts receivable	1	-
Other amounts receivable	-	1
Total	1	1

Amounts due to related parties
Insurance related amounts payable	1	-
Other amounts payable	3	18
Total	4	18

Insurance related and other amounts due from/to related parties are unsecured, non-interest bearing balances which are expected to be settled within one year.

Remuneration of directors and key management personnel is disclosed in Note 38.

AIA Group Limited Financial statements for the year ended 30 November 2011

40.            Commitments and contingencies

Commitments under operating leases

Total future aggregate minimum lease payments under non-cancellable operating leases are as follows:

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Properties and others expiring
Not later than one year	80	83
Later than one and not later than five years	102	137
Later than five years	36	83
Total	218	303

The Group is the lessee in respect of a number of properties and items of office equipment held under operating leases.  The leases typically run for an initial period of one to seven years, with an option to renew the lease when all terms are renegotiated.  Lease payments are usually increased at the end of the lease term to reflect market rates.  None of the leases include contingent rentals.

Investment and capital commitments

	Year ended 30 November	Year ended 30 November
US$m	2011	2010

Not later than one year	396	148
Later than one and not later than five years	31	-
Later than five years	2	46
Total	429	194

Investment and capital commitments consist of commitments to invest in private equity partnerships and other assets.

Contingencies

The Group is subject to regulation in each of the geographical markets in which it operates from insurance, securities, capital markets, pension, data privacy and other regulators and is exposed to the risk of regulatory actions in response to perceived or actual non-compliance with regulations relating to suitability, sales or underwriting practices, claims payments and procedures, product design, disclosure, administration, denial or delay of benefits and breaches of fiduciary or other duties.  The Group believes that these matters have been adequately provided for in these financial statements.

The Group is exposed to legal proceedings, complaints and other actions from its activities including those arising from commercial activities, sales practices, suitability of products, policies and claims. The Group believes these matters are adequately provided for in these financial statements.

AIA Group Limited Financial statements for the year ended 30 November 2011

40.                Commitments and contingencies (continued)

The Group is the reinsurer in a residential mortgage credit reinsurance agreement covering residential mortgages in Australia.  Due to a change in law, further cessions under this contract ended in July 2008.  This reinsurance is fully retroceded to a subsidiary of AIG.  The Group is exposed to the risk of losses in the event of the failure of the counterparty retrocessionaire to honour its obligations.  The principal balance outstanding of mortgage loans to which the reinsurance agreement relates were approximately US$2,525m at 30 November 2011 (2010: US$2,923m).  The liabilities and related reinsurance assets, which totalled US$11m (2010: US$12m), respectively, arising from these agreements are reflected and presented on a gross basis in these financial statements in accordance with the Group’s accounting policies.  The Group expects to fully recover amounts outstanding at the balance sheet date under the terms of this agreement from the retrocessionaire.  In the event of a change in control of one party, the other party has the right to terminate the retrocession cover with the Group electing whether the termination is on a run-off basis or clean cut basis.

At 30 November 2011, the Group has issued capital guarantees and guarantees of indebtedness and minimum guaranteed rates of return ranging from 0% to 5% to holders of units of pension funds that have an accumulation value of approximately US$1,336m (2010: US$1,309m).  The Group has the ability to reduce the guaranteed rates of return, subject to obtaining approvals of applicable regulators.

The status of the licences of the AIA Group is reviewed from time to time by the Group’s regulators in light of a number of factors including the legal structure of the Group.

AIA Group Limited Financial statements for the year ended 30 November 2011

41.                           Subsidiaries

The principal subsidiary companies which materially contribute to the net income of the Group or hold a material element of its assets and liabilities are:

				Group’s interest %

	Place of incorporation and operation	Principal activity	Issued share capital	As at 30 November 2011	As at 30 November 2010

American International Assurance Company, Limited[1] (AIA Co.)	Hong Kong	Insurance	805,902,610 shares of US$5 each	100%	100%

American International Assurance Company (Bermuda) Limited (AIA-B)	Bermuda	Insurance	3,000,000 shares of US$1.20 each	100%	100%

AIA Australia Limited (formerly known as American International Assurance Company (Australia) Limited)	Australia	Insurance	1,972,800 shares of AUD1 each and 95,500 redeemable preference shares	100%	100%

AIA Pension and Trustee Company Limited	British Virgin Islands	Trusteeship	1,300,000 ordinary shares of US$1 each	100%	100%

American International Assurance Berhad	Malaysia	Insurance	241,706,000 ordinary shares of RM1 each	100%	100%

PT AIA Financial	Indonesia	Insurance	477,711,032 shares of Rp1,000 each	100%	100%

The Philippine American Life & General Insurance Company	Philippines	Insurance	200,000,000 shares of PHP$10 each	99.78%	99.78%

AIA (Vietnam) Life Insurance Company Limited	Vietnam	Insurance	Contributed capital of VND1,034,836,791,693	100%	100%

Grand Design Development Limited	British Virgin Islands	Investment holding company	10,000 shares of HK$100 each	100%	100%

Bayshore Development Group Limited	British Virgin Islands	Investment holding company	100 shares of US$1 each	90%	90%

BPI-Philam Life Assurance Corporation	Philippines	Insurance	749,993,979 shares of PHP$1 each and 6,000 treasury shares	51%	51%

AIA Singapore Private Limited(2)	Singapore	Insurance	100,000,001 shares of SGD1 each	100%	-

Notes:	(1)	The Company’s subsidiary

	(2)	The Company is newly set up in 2011

	(3)	All of the above subsidiaries are audited by PricewaterhouseCoopers

All subsidiaries are unlisted.

42.                Events after the reporting period

The corporate tax rates for Thailand and Korea have changed after 30 November 2011.  For Thailand, the corporate income tax rate will reduce to 23% for assessment year 2012 and 20% for assessment year 2013 and 2014 and return to 30% for assessment year 2015 and onwards.  For Korea, the corporate income tax rate was previously reduced to 22% for the assessment years beginning April 2012.  After the tax law change, the corporate income tax rate on the portion of assessable profits exceeding 20 billion Korean won will increase from 22% to 24.2% for the assessment years beginning April 2012.

On 1 January 2012, AIA Co. completed the transfer of its insurance business in Singapore from a branch to its wholly-owned subsidiary, AIA Singapore Private Limited (“AIA Singapore”). This transfer did not have any financial impact on the consolidated financial statements of the AIA Group.

On 24 February 2012, the Directors of the Company proposed a final dividend of 22 Hong Kong cents per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2012.

AMERICAN INTERNATIONAL GROUP, INC.

By	/s/ Robert H. Benmosche
(Robert H. Benmosche, President and Chief Executive Officer)