Form 10-K/A
period 2011-12-31
AMERICAN INTERNATIONAL GROUP INC
filed 2012-03-30
CIK 5272

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No   ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No   ☒

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant (based on the closing price of the registrant’s most recently completed second fiscal quarter) was approximately $12,986,000,000.

As of January 31, 2012, there were outstanding 1,896,865,688 shares of Common Stock, $2.50 par value per share, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This amendment (Amendment No. 2) to American International Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Annual Report on Form 10-K) is being filed solely for the purpose of filing two additional exhibits required to be filed by the TARP Standards for Compensation and Corporate Governance. Other than adding exhibits 99.1 and 99.2, no other Item of the 2011 Annual Report on Form 10-K is affected by the change. As a result, they have been omitted from this Amendment No. 2.

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits.

The Exhibit Index listed under Part IV, Item 15(b) of AIG’s 2011 Annual Report on Form 10-K is hereby amended such that the following documents are added to the Exhibit Index and are included as exhibits to the 2011 Annual Report on Form 10-K:

Exhibit Number	Description	Location
99.1	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith.
99.2	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

AMERICAN INTERNATIONAL GROUP, INC.

By	/s/ ROBERT H. BENMOSCHE
(Robert H. Benmosche, President and Chief Executive Officer)