Form 10-Q
period 2012-03-31
AMERICAN INTERNATIONAL GROUP INC
filed 2012-05-03
CIK 5272

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

    As of April 30, 2012, there were 1,794,014,435 shares outstanding of the registrant's common stock.

American International Group, Inc.

2            AIG 2012 Form 10-Q

American International Group, Inc.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet (unaudited)

(in millions, except for share data)	March 31, 2012	December 31, 2011

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2012 – $250,164; 2011 – $250,770)	$266,362	$263,981
Bond trading securities, at fair value	24,481	24,364
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2012 – $1,782; 2011 – $1,820)	3,026	3,624
Common and preferred stock trading, at fair value	123	125
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2012 – $114; 2011 – $107)	19,519	19,489
Flight equipment primarily under operating leases, net of accumulated depreciation	35,452	35,539
Other invested assets (portion measured at fair value: 2012 – $17,094; 2011 – $20,876)	37,209	40,744
Short-term investments (portion measured at fair value: 2012 – $4,408; 2011 – $5,913)	20,789	22,572

Total investments	406,961	410,438
Cash	1,315	1,474
Accrued investment income	3,165	3,108
Premiums and other receivables, net of allowance	15,648	14,721
Reinsurance assets, net of allowance	28,257	27,211
Current and deferred income taxes	15,955	17,802
Deferred policy acquisition costs	8,753	8,937
Derivative assets, at fair value	4,221	4,499
Other assets, including restricted cash of $3,520 in 2012 and $2,988 in 2011	14,103	12,782
Separate account assets, at fair value	56,025	51,388

Total assets	$554,403	$552,360

Liabilities:
Liability for unpaid claims and claims adjustment expense	$89,785	$91,145
Unearned premiums	25,034	23,465
Future policy benefits for life and accident and health insurance contracts	34,493	34,317
Policyholder contract deposits (portion measured at fair value: 2012 – $782; 2011 – $918)	126,376	126,898
Other policyholder funds	6,561	6,691
Derivative liabilities, at fair value	4,222	4,733
Other liabilities (portion measured at fair value: 2012 – $1,516; 2011 – $907)	31,346	27,554
Long-term debt (portion measured at fair value: 2012 – $10,579; 2011 – $10,766)	76,096	75,253
Separate account liabilities	56,025	51,388

Total liabilities	449,938	441,444

Commitments, contingencies and guarantees (see Note 9)
Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	-	8,427
Other	121	96

Total redeemable noncontrolling interests	121	8,523

AIG shareholders' equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2012 – 1,906,614,552 and 2011 – 1,906,568,099	4,766	4,766
Treasury stock, at cost; 2012 – 113,167,239; 2011 – 9,746,617 shares of common stock	(3,942)	(942)
Additional paid-in capital	81,772	81,787
Retained earnings	13,982	10,774
Accumulated other comprehensive income	6,873	5,153

Total AIG shareholders' equity	103,451	101,538
Non-redeemable noncontrolling interests	893	855

Total equity	104,344	102,393

Total liabilities and equity	$554,403	$552,360

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-Q            3

American International Group, Inc.

Consolidated Statement of Operations (unaudited)

Three Months Ended March 31, (dollars in millions, except per share data)	2012	2011

Revenues:
Premiums	$9,461	$9,482
Policy fees	691	684
Net investment income	7,105	5,569
Net realized capital losses:
Total other-than-temporary impairments on available for sale securities	(168)	(218)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Other comprehensive income	(285)	3

Net other-than-temporary impairments on available for sale securities recognized in net income	(453)	(215)
Other realized capital gains (losses)	150	(433)

Total net realized capital losses	(303)	(648)
Aircraft leasing revenue	1,156	1,156
Other income	333	1,196

Total revenues	18,443	17,439

Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,102	8,959
Interest credited to policyholder account balances	1,069	1,106
Amortization of deferred acquisition costs	1,347	1,231
Other acquisition and insurance expenses	2,258	1,968
Interest expense	953	1,061
Aircraft leasing expenses	625	670
Net loss on extinguishment of debt	21	3,313
Other expenses	484	441

Total benefits, claims and expenses	13,859	18,749

Income (loss) from continuing operations before income tax expense (benefit)	4,584	(1,310)

Income tax expense (benefit)	1,148	(226)

Income (loss) from continuing operations	3,436	(1,084)
Income from discontinued operations, net of income tax expense (benefit)	13	2,585

Net income	3,449	1,501

Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	208	252
Other	33	(55)

Total net income from continuing operations attributable to noncontrolling interests	241	197
Net income from discontinued operations attributable to noncontrolling interests	-	7

Total net income attributable to noncontrolling interests	241	204

Net income attributable to AIG	$3,208	$1,297

Net income attributable to AIG common shareholders	$3,208	$485

Income per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.70	$(1.34)
Income from discontinued operations	$0.01	$1.65
Diluted:
Income (loss) from continuing operations	$1.70	$(1.34)
Income from discontinued operations	$0.01	$1.65

Weighted average shares outstanding:
Basic	1,875,972,970	1,557,748,353
Diluted	1,876,002,775	1,557,748,353

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

4            AIG 2012 Form 10-Q

American International Group, Inc.

Consolidated Statement of Comprehensive Income (unaudited)

Three Months Ended March 31, (in millions)	2012	2011

Net income	$3,449	$1,501

Other comprehensive income (loss), net of tax
Change in unrealized appreciation of fixed maturity investments on which other-than-temporary credit impairments were taken	613	396
Change in unrealized appreciation (depreciation) of all other investments	981	(807)
Change in foreign currency translation adjustments	91	(517)
Change in net derivative gains arising from cash flow hedging activities	22	13
Change in retirement plan liabilities adjustment	18	135

Other comprehensive income (loss)	1,725	(780)

Comprehensive income	5,174	721
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	208	252
Comprehensive income (loss) attributable to other noncontrolling interests	38	(12)

Total comprehensive income attributable to noncontrolling interests	246	240

Comprehensive income attributable to AIG	$4,928	$481

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-Q            5

American International Group, Inc.

Consolidated Statement of Cash Flows (unaudited)

Three Months Ended March 31, (in millions)	2012	2011

Cash flows from operating activities:
Net income	$3,449	$1,501
Income from discontinued operations	(13)	(2,585)

Adjustments to reconcile net income to net cash used in operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net (gains) losses on sales of securities available for sale and other assets	(930)	129
Net losses on extinguishment of debt	21	3,313
Unrealized gains in earnings – net	(3,630)	(2,139)
Equity in income from equity method investments, net of dividends or distributions	(225)	(482)
Depreciation and other amortization	1,720	1,852
Impairments of assets	741	445
Changes in operating assets and liabilities:
General and life insurance reserves	271	5,824
Premiums and other receivables and payables – net	(50)	(676)
Reinsurance assets and funds held under reinsurance treaties	(1,059)	(4,049)
Capitalization of deferred policy acquisition costs	(1,417)	(1,337)
Other policyholder funds	(128)	(104)
Current and deferred income taxes – net	1,050	(611)
Trading securities	(118)	278
Payment of FRBNY Credit Facility accrued compounded interest and fees	-	(6,363)
Other, net	207	(1,538)

Total adjustments	(3,547)	(5,458)

Net cash used in operating activities – continuing operations	(111)	(6,542)
Net cash provided by operating activities – discontinued operations	-	1,230

Net cash used in operating activities	(111)	(5,312)

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale investments	10,750	11,665
Maturities of fixed maturity securities available for sale and hybrid investments	4,865	4,305
Sales of trading securities	3,067	6,987
Sales or distributions of other invested assets (including flight equipment)	6,799	2,671
Principal payments received on and sales of mortgage and other loans receivable	715	759
Purchases of available for sale investments	(14,500)	(19,456)
Purchases of trading securities	(379)	(199)
Purchases of other invested assets (including flight equipment)	(1,720)	(1,488)
Mortgage and other loans receivable issued and purchased	(794)	(403)
Net change in restricted cash	(531)	26,280
Net change in short-term investments	2,172	4,180
Net change in derivative assets and liabilities other than AIGFP	(136)	79
Other, net	(122)	32

Net cash provided by investing activities – continuing operations	10,186	35,412
Net cash provided by investing activities – discontinued operations	-	4,205

Net cash provided by investing activities	10,186	39,617

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	3,510	4,804
Policyholder contract withdrawals	(3,930)	(3,684)
Federal Reserve Bank of New York credit facility repayments	-	(14,622)
Issuance of long-term debt	4,769	183
Repayments of long-term debt	(4,264)	(3,894)
Proceeds from drawdown on the Department of the Treasury Commitment	-	20,292
Repayment of Department of the Treasury SPV Preferred Interests	(8,636)	(9,146)
Repayment of Federal Reserve Bank of New York SPV Preferred Interests	-	(26,432)
Issuance of Common Stock	-	723
Purchase of Common Stock	(3,000)	-
Acquisition of noncontrolling interest	(14)	(533)
Other, net	1,333	(539)

Net cash used in financing activities – continuing operations	(10,232)	(32,848)
Net cash used in financing activities – discontinued operations	-	(1,637)

Net cash used in financing activities	(10,232)	(34,485)

Effect of exchange rate changes on cash	(2)	23

Net decrease in cash	(159)	(157)
Cash at beginning of period	1,474	1,558
Change in cash of businesses held for sale	-	400

Cash at end of period	$1,315	$1,801

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

6            AIG 2012 Form 10-Q

American International Group, Inc.

Consolidated Statement of Equity (unaudited)

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non redeemable non- controlling Interests	Total Equity

Three Months Ended March 31, 2012
Balance, beginning of year	$-	$4,766	$(942)	$81,787	$10,774	$5,153	$101,538	$855	$102,393

Purchase of common stock	-	-	(3,000)	-	-	-	(3,000)	-	(3,000)
Net income attributable to AIG or other noncontrolling interests(a)	-	-	-	-	3,208	-	3,208	23	3,231
Other comprehensive income(b)	-	-	-	-	-	1,720	1,720	3	1,723
Deferred income taxes	-	-	-	(7)	-	-	(7)	-	(7)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	42	42
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(14)	(14)
Other	-	-	-	(8)	-	-	(8)	(16)	(24)

Balance, end of period	$-	$4,766	$(3,942)	$81,772	$13,982	$6,873	$103,451	$893	$104,344

Three Months Ended March 31, 2011
Balance, beginning of year	$71,983	$368	$(873)	$9,683	$(3,466)	$7,624	$85,319	$27,920	$113,239

Cumulative effect of change in accounting principle, net of tax	-	-	-	-	(6,382)	(81)	(6,463)	-	(6,463)
Series F drawdown	20,292	-	-	-	-	-	20,292	-	20,292
Repurchase of SPV preferred interests in connection with Recapitalization	-	-	-	-	-	-	-	(26,432)	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	(92,275)	4,138	-	67,460	-	-	(20,677)	-	(20,677)
Settlement of equity unit stock purchase contract	-	3	-	720	-	-	723	-	723
Net income (loss) attributable to AIG or other noncontrolling interests(a)	-	-	-	-	1,297	-	1,297	(57)	1,240
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	-	-	-	-	-	-	-	74	74
Other comprehensive income (loss)(b)	-	-	-	-	-	(816)	(816)	37	(779)
Acquisition of noncontrolling interest	-	-	-	(172)	-	143	(29)	(509)	(538)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(109)	(109)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	5	5
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(101)	(101)
Other	-	(1)	-	6	(4)	-	1	(9)	(8)

Balance, end of period	$-	$4,508	$(873)	$77,697	$(8,555)	$6,870	$79,647	$819	$80,466

(a)
Excludes gains of $218 million and $187 million for the three months ended March 31, 2012 and 2011, respectively, attributable to redeemable noncontrolling interests.

(b)
Excludes $2 million and $(1) million attributable to redeemable noncontrolling interests for the three months ended March 31, 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-Q            7

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS

    These unaudited condensed consolidated financial statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2011, as amended by Amendment No. 1 and Amendment No. 2 on Form 10-K/A filed on February 27, 2012 and March 30, 2012, respectively (collectively, the 2011 Annual Report on Form 10-K). The condensed consolidated financial information as of December 31, 2011 included herein has been derived from audited consolidated financial statements not included herein.

    Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on different fiscal-period bases. The effect on AIG's consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these financial statements has been recorded.

    In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. Interim period operating results may not be indicative of the operating results for a full year. AIG evaluated the need to recognize or disclose events that occurred subsequent to March 31, 2012 and prior to the issuance of AIG's financial statements. All material intercompany accounts and transactions have been eliminated.

REVISIONS TO PRIOR YEAR FINANCIAL STATEMENTS

    During the quarter ended March 31, 2012, AIG retroactively adopted a standard that changed its method of accounting for costs associated with acquiring or renewing insurance contracts. See Note 2 herein for additional details, including a summary of revisions to prior year financial statements.

USE OF ESTIMATES

    The preparation of financial statements requires the application of accounting policies that often involve a significant degree of judgment. AIG considers that its accounting policies that are most dependent on the application of estimates and assumptions are those relating to items considered by management in the determination of:

•
estimates with respect to income taxes, including the recoverability of deferred tax assets and the predictability of future tax planning strategies and operating profitability of the character necessary for their realization;

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

•
liabilities for legal contingencies; and

•
fair value measurements of certain financial assets and liabilities, including credit default swaps (CDS) and AIG's equity interest in Maiden Lane III LLC (ML III).

8            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's consolidated financial condition, results of operations and cash flows could be materially affected.

SIGNIFICANT EVENTS

    During the three months ended March 31, 2012, AIG executed significant transactions in the debt and equity capital markets as described below.

March 2012 Common Stock Offering by the Department of the Treasury and AIG Purchase of Shares

    On March 13, 2012, the United States Department of the Treasury (Department of the Treasury), as selling shareholder, completed a registered public offering (the Offering) of AIG Common Stock, par value $2.50 per share (AIG Common Stock), in which it sold approximately 207 million shares of AIG Common Stock for aggregate proceeds of approximately $6.0 billion. AIG purchased approximately 103 million shares of AIG Common Stock in the Offering for an aggregate purchase amount of approximately $3.0 billion. As a result of the Department of the Treasury's sale of AIG Common Stock and AIG's purchase of shares in the Offering, ownership by the Department of the Treasury was reduced from approximately 77 percent to approximately 70 percent of the AIG Common Stock outstanding after the completion of the Offering.

Sale of AIA Shares

    On March 7, 2012, AIG sold approximately 1.72 billion ordinary shares of AIA Group Limited (AIA) for gross proceeds of approximately $6.0 billion (the AIA Sale). As a result of the AIA Sale, AIG's retained interest in AIA decreased from approximately 33 percent to approximately 19 percent. At March 31, 2012 and December 31, 2011, the fair value of AIG's retained interest in AIA was approximately $8.2 billion and $12.4 billion, respectively.

Senior Notes Offering

    On March 22, 2012, AIG completed a registered offering of $750 million 3.000% Notes Due 2015 and $1.25 billion 3.800% Notes Due 2017 for the Matched Investment Program (MIP).

ILFC Debt Offerings

    In the first quarter of 2012, International Lease Finance Corporation (ILFC) raised approximately $2.4 billion through a combination of secured and unsecured financings.

Pay Down of Department of the Treasury's AIA SPV Preferred Interests in Full

    On March 7, 2012, AIG entered into an agreement with the Department of the Treasury to amend various agreements (the Amendment), whereby the special purpose vehicle that held AIG's remaining shares in AIA (the AIA SPV) was entitled to retain and distribute to AIG the net proceeds in excess of $5.6 billion received by the AIA SPV from the AIA Sale. In addition, the liens created by the agreements on (i) the equity interests in ILFC, (ii) the ordinary shares of AIA held by the AIA SPV subsequent to the closing of the AIA Sale and (iii) the common equity interests in the AIA SPV were released and such interests and AIA ordinary shares no longer constituted collateral securing the repayment of the liquidation preference of the Department of the Treasury's preferred interests in the AIA SPV (the AIA SPV Preferred Interests). The Amendment also required the AIA SPV and AM Holdings LLC (the ALICO SPV) to redeem their preferred participating return rights held by the Department of the Treasury before the release of the collateral. AIG contributed a portion of the net proceeds received by AIG in respect of its interest in Maiden Lane II LLC (ML II) to redeem these residual rights.

AIG 2012 Form 10-Q            9

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On March 21, 2012, AIG entered into an agreement with the Department of the Treasury, pursuant to which the AIA SPV paid down in full the remaining liquidation preference of the AIA SPV Preferred Interests. As a result of the payment, the remaining liens on AIG assets supporting the paydown of these interests were released.

SUPPLEMENTARY DISCLOSURE OF CONSOLIDATED CASH FLOW INFORMATION

Three Months Ended March 31, (in millions)	2012	2011

Cash paid during the period for:
Interest*	$939	$5,796
Taxes	$97	$384
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$1,100	$1,255

*
2011 includes payment of FRBNY Credit Facility accrued compounded interest of $4.7 billion, before the facility was terminated on January 14, 2011 in connection with the series of integrated transactions to recapitalize AIG (the Recapitalization) with the Department of the Treasury, the Federal Reserve Bank of New York and the AIG Credit Facility Trust, including the repayment of all amounts owned under the Credit Agreement, dated as of September 22, 2008 (as amended, the FRBNY Credit Facility).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING STANDARDS

    AIG adopted the following accounting standards on January 1, 2012:

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

    In October 2010, the Financial Accounting Standards Board (FASB) issued an accounting standard update that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The standard clarifies how to determine whether the costs incurred in connection with the acquisition of new or renewal insurance contracts qualify as deferred policy acquisition costs. AIG adopted the standard retrospectively on January 1, 2012.

    Policy acquisition costs represent those costs that are incremental and directly related to the successful acquisition of new or renewal insurance contracts. AIG defers incremental costs that result directly from, and are essential to, the acquisition or renewal of an insurance contract. Such costs generally include agent or broker commissions and bonuses, premium taxes, and medical and inspection fees that would not have been incurred if the insurance contract had not been acquired or renewed. Each cost is analyzed to assess whether it is fully deferrable. AIG partially defers costs, including certain commissions, when it does not believe the entire cost is directly related to the acquisition or renewal of insurance contracts.

    AIG also defers a portion of employee total compensation and payroll-related fringe benefits directly related to time spent performing specific acquisition or renewal activities including costs associated with the time spent on underwriting, policy issuance and processing, and sales force contract selling. The amounts deferred are derived based on successful efforts for each distribution channel and/or cost center from which the cost originates.

    Advertising costs related to the issuance of insurance contracts that meet the direct-advertising criteria are deferred and amortized as part of deferred policy acquisition costs.

    The method AIG uses to amortize deferred policy acquisition costs for either short- or long-duration insurance contracts did not change as a result of the adoption of the standard.

10            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The adoption of the standard resulted in a reduction to beginning of period retained earnings for the earliest period presented and a decrease in the amount of capitalized costs in connection with the acquisition or renewal of insurance contracts. Accordingly, AIG revised its historical financial statements and accompanying notes to the financial statements for the changes in deferred policy acquisition costs and associated changes in acquisition expenses and income taxes for affected entities and segments, including divested entities presented in continuing and discontinued operations.

The following tables present amounts previously reported in 2011, the effect of the change due to the retrospective adoption of the standard, and the adjusted amounts that are reflected in AIG's consolidated financial statements.

December 31, 2011 (in millions)	As Previously Reported	Effect of Change	As Currently Reported

Balance Sheet:
Current and deferred income taxes	$16,084	$1,718	$17,802
Deferred policy acquisition costs	14,026	(5,089)	8,937
Other assets	12,824	(42)	12,782

Total assets	555,773	(3,413)	552,360

Retained earnings	14,332	(3,558)	10,774
Accumulated other comprehensive income	5,008	145	5,153

Total AIG shareholders' equity	104,951	(3,413)	101,538

Three Months Ended March 31, 2011 (dollars in millions, except per share data)	As Previously Reported	Effect of Change	As Currently Reported

Statement of Operations:
Total net realized capital losses	$(651)	$3	$(648)

Total revenues	17,436	3	17,439

Interest credited to policyholder account balances	1,105	1	1,106
Amortization of deferred acquisition costs	1,716	(485)	1,231
Other acquisition and other insurance expenses	1,551	417	1,968

Total benefits, claims and expenses	18,816	(67)	18,749

Income (loss) from continuing operations before income tax benefit	(1,380)	70	(1,310)

Income tax benefit(a)	(200)	(26)	(226)

Income (loss) from continuing operations	(1,180)	96	(1,084)
Income (loss) from discontinued operations, net of income tax expense(b)	1,653	932	2,585

Net income	473	1,028	1,501

Net income attributable to AIG	269	1,028	1,297

Net income (loss) attributable to AIG common shareholders	(543)	1,028	485

Income (loss) per share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$(1.41)	$0.07	$(1.34)
Income from discontinued operations	$1.06	$0.59	$1.65
Diluted
Income (loss) from continuing operations	$(1.41)	$0.07	$(1.34)
Income from discontinued operations	$1.06	$0.59	$1.65

(a)
Includes a change in the deferred tax asset valuation allowance for the period.

AIG 2012 Form 10-Q            11

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(b)
Represents the effect on the gain on sale of AIG Star Life Insurance Co. Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison), which were sold in the first quarter of 2011.

    Adoption of the standard did not affect the previously reported totals for net cash flows provided by (used in) operating, investing, or financing activities, but did affect the following components of net cash flows provided by (used in) operating activities.

Three Months Ended March 31, 2011 (in millions)	As Previously Reported	Effect of Change	As Currently Reported

Cash flows from operating activities:
Net income	$473	$1,028	$1,501
Income from discontinued operations	(1,653)	(932)	(2,585)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings – net	(2,136)	(3)	(2,139)
Depreciation and other amortization	2,336	(484)	1,852
Changes in operating assets and liabilities:
Capitalization of deferred policy acquisition costs	(1,754)	417	(1,337)
Current and deferred income taxes – net	(585)	(26)	(611)
Total adjustments	(5,362)	(96)	(5,458)

    For short-duration insurance contracts, starting in 2012, AIG has elected to include anticipated investment income in its determination of whether the deferred policy acquisition costs are recoverable. AIG believes the inclusion of anticipated investment income in the recoverability analysis is a preferable accounting policy, as it includes in the recoverability analysis the fact that there is a timing difference between when the premiums are collected and in turn invested and when the losses and related expenses are paid. This is considered a change in accounting principle that requires retrospective application to all periods presented. Because AIG historically has not recorded any premium deficiency on its short-duration insurance contracts even without the inclusion of anticipated investment income, there were no changes to the historical financial statements for the change in accounting principle.

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

    The standard removes from the assessment of effective control the requirement that the transferor have the ability to repurchase or redeem the financial assets on substantially agreed terms, even in the event of default by the transferee. The removal of this requirement makes the level of collateral received by the transferor in a repurchase agreement or similar arrangement irrelevant in determining whether the transaction should be accounted for as a sale. Consequently, more repurchase agreements, securities lending transactions and similar arrangements will be accounted for as secured borrowings.

    The guidance in the standard must be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. Under this standard, $1.2 billion in repurchase agreements (related to securities with a fair value of $1.8 billion) continued to be accounted for as sales as of March 31, 2012. Any modifications to these transactions that occur subsequent to adoption will result in an assessment of whether they should be accounted for as secured borrowings under the standard.

12            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Common Fair Value Measurements and Disclosure Requirements in GAAP and IFRS

    In May 2011, the FASB issued an accounting standard that amended certain aspects of the fair value measurement guidance in GAAP, primarily to achieve the FASB's objective of a converged definition of fair value and substantially converged measurement and disclosure guidance with International Financial Reporting Standards (IFRS). The measurement and disclosure requirements under GAAP and IFRS are now generally consistent, with certain exceptions including the accounting for day one gains and losses, measuring the fair value of alternative investments using net asset value and certain disclosure requirements.

    The standard's fair value measurement and disclosure guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recorded at fair value. While many of the amendments are not expected to significantly affect current practice, the guidance clarifies how a principal market is determined, addresses the fair value measurement of financial instruments with offsetting market or counterparty credit risks and the concept of valuation premise (i.e., in use or in exchange) and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The standard is effective for AIG for interim and annual periods beginning on January 1, 2012. The new disclosure requirements must be applied prospectively. The standard did not have any effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 4 herein.

Presentation of Comprehensive Income

    In June 2011, the FASB issued an accounting standard that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. The standard did not have any effect on AIG's consolidated financial condition, results of operations or cash flows.

Testing Goodwill for Impairment

    In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment. The standard simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two-step goodwill impairment test. The standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the standard did not affect AIG's consolidated financial condition, results of operations or cash flows.

3. SEGMENT INFORMATION

    AIG reports the results of its operations through three reportable segments: Chartis, SunAmerica Financial Group (SunAmerica) and Aircraft Leasing. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations, because AIG believes this provides more meaningful information on how its operations are performing.

    In order to align financial reporting with changes made during 2012 to the manner in which AIG's chief operating decision makers review the Chartis businesses to assess performance and make decisions about resources to be allocated, certain products previously reported in Commercial Insurance were reclassified to Consumer Insurance. These revisions did not affect the total Chartis reportable segment results previously reported.

AIG 2012 Form 10-Q            13

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by reportable segment:

	Reportable Segment
						Consolidation and Eliminations
(in millions)	Chartis	SunAmerica	Aircraft Leasing*	Other Operations	Total		Consolidated

Three Months Ended March 31, 2012
Total revenues	$9,798	$3,696	$1,154	$4,003	$18,651	$(208)	$18,443
Pre-tax income (loss)	910	862	120	2,736	4,628	(44)	4,584

Three Months Ended March 31, 2011
Total revenues	$9,880	$3,839	$1,159	$2,732	$17,610	$(171)	$17,439
Pre-tax income (loss)	(374)	967	120	(1,997)	(1,284)	(26)	(1,310)

*
AIG's Aircraft Leasing operations consist of a single operating segment.

The following table presents Chartis operations by operating segment:

(in millions)	Commercial Insurance	Consumer Insurance	Other	Total Chartis

Three Months Ended March 31, 2012
Total revenues	$5,929	$3,612	$257	$9,798
Pre-tax income	565	234	111	910

Three Months Ended March 31, 2011
Total revenues	$6,066	$3,434	$380	$9,880
Pre-tax income (loss)	(384)	(255)	265	(374)

The following table presents SunAmerica operations by operating segment:

(in millions)	Domestic Life Insurance	Domestic Retirement Services	Total SunAmerica

Three Months Ended March 31, 2012
Total revenues	$2,159	$1,537	$3,696
Pre-tax income	488	374	862

Three Months Ended March 31, 2011
Total revenues	$1,962	$1,877	$3,839
Pre-tax income	333	634	967

The following table presents the components of AIG's Other operations:

(in millions)	Mortgage Guaranty	Global Capital Markets	Direct Investment Book	Retained Interests	Corporate & Other	Consolidation and Eliminations	Total Other Operations

Three Months Ended March 31, 2012
Total revenues	$200	$160	$344	$3,047	$262	$(10)	$4,003
Pre-tax income (loss)	8	88	248	3,047	(658)	3	2,736

Three Months Ended March 31, 2011
Total revenues	$238	$386	$463	$1,649	$11	$(15)	$2,732
Pre-tax income (loss)	8	290	410	1,649	(4,347)	(7)	(1,997)

14            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 4. FAIR VALUE MEASUREMENTS

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

    AIG carries certain of its financial instruments at fair value. AIG defines the fair value of a financial instrument as the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 6 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for a discussion of AIG's accounting policies and procedures regarding fair value measurements related to the following information.

    Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are measured and classified in accordance with a fair value hierarchy established in U.S. GAAP. The hierarchy consists of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

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

AIG 2012 Form 10-Q            15

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

March 31, 2012 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$-	$4,786	$-	$-	$-	$4,786
Obligations of states, municipalities and political subdivisions	-	36,628	1,054	-	-	37,682
Non-U.S. governments	396	25,711	15	-	-	26,122
Corporate debt	-	145,157	1,323	-	-	146,480
RMBS	-	21,811	13,240	-	-	35,051
CMBS	-	3,890	4,173	-	-	8,063
CDO/ABS	-	3,296	4,882	-	-	8,178

Total bonds available for sale	396	241,279	24,687	-	-	266,362

Bond trading securities:
U.S. government and government sponsored entities	505	6,951	-	-	-	7,456
Obligations of states, municipalities and political subdivisions	-	236	-	-	-	236
Non-U.S. governments	-	36	-	-	-	36
Corporate debt	-	1,088	5	-	-	1,093
RMBS	-	1,339	314	-	-	1,653
CMBS	-	1,280	433	-	-	1,713
CDO/ABS	-	3,878	8,416	-	-	12,294

Total bond trading securities	505	14,808	9,168	-	-	24,481

Equity securities available for sale:
Common stock	2,754	1	50	-	-	2,805
Preferred stock	-	48	106	-	-	154
Mutual funds	54	13	-	-	-	67

Total equity securities available for sale	2,808	62	156	-	-	3,026

Equity securities trading	38	85	-	-	-	123
Mortgage and other loans receivable	-	113	1	-	-	114
Other invested assets(c)	8,332	1,576	7,186	-	-	17,094
Derivative assets:
Interest rate contracts	2	6,510	1,015	-	-	7,527
Foreign exchange contracts	-	38	-	-	-	38
Equity contracts	110	128	48	-	-	286
Commodity contracts	-	153	2	-	-	155
Credit contracts	-	1	64	-	-	65
Other contracts	-	480	214	-	-	694
Counterparty netting and cash collateral	-	-	-	(3,264)	(1,280)	(4,544)

Total derivative assets	112	7,310	1,343	(3,264)	(1,280)	4,221

Short-term investments(d)	433	3,975	-	-	-	4,408
Separate account assets	53,210	2,815	-	-	-	56,025
Other assets	-	701	-	-	-	701

Total	$65,834	$272,724	$42,541	$(3,264)	$(1,280)	$376,555

Liabilities:
Policyholder contract deposits	$-	$-	$782	$-	$-	$782
Derivative liabilities:
Interest rate contracts	-	6,307	237	-	-	6,544
Foreign exchange contracts	-	165	-	-	-	165
Equity contracts	1	232	8	-	-	241
Commodity contracts	-	156	-	-	-	156
Credit contracts(e)	-	2	2,769	-	-	2,771
Other contracts	-	159	251	-	-	410
Counterparty netting and cash collateral	-	-	-	(3,264)	(2,801)	(6,065)

Total derivative liabilities	1	7,021	3,265	(3,264)	(2,801)	4,222

Other long-term debt(f)	-	10,004	575	-	-	10,579
Other liabilities(g)	111	1,405	-	-	-	1,516

Total	$112	$18,430	$4,622	$(3,264)	$(2,801)	$17,099

16            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$174	$5,904	$-	$-	$-	$6,078
Obligations of states, municipalities and political subdivisions	-	36,538	960	-	-	37,498
Non-U.S. governments	259	25,467	9	-	-	25,735
Corporate debt	-	142,883	1,935	-	-	144,818
RMBS	-	23,727	10,877	-	-	34,604
CMBS	-	3,991	3,955	-	-	7,946
CDO/ABS	-	3,082	4,220	-	-	7,302

Total bonds available for sale	433	241,592	21,956	-	-	263,981

Bond trading securities:
U.S. government and government sponsored entities	100	7,404	-	-	-	7,504
Obligations of states, municipalities and political subdivisions	-	257	-	-	-	257
Non-U.S. governments	-	35	-	-	-	35
Corporate debt	-	809	7	-	-	816
RMBS	-	1,345	303	-	-	1,648
CMBS	-	1,283	554	-	-	1,837
CDO/ABS	-	3,835	8,432	-	-	12,267

Total bond trading securities	100	14,968	9,296	-	-	24,364

Equity securities available for sale:
Common stock	3,294	70	57	-	-	3,421
Preferred stock	-	44	99	-	-	143
Mutual funds	55	5	-	-	-	60

Total equity securities available for sale	3,349	119	156	-	-	3,624

Equity securities trading	43	82	-	-	-	125
Mortgage and other loans receivable	-	106	1	-	-	107
Other invested assets(c)	12,549	1,709	6,618	-	-	20,876
Derivative assets:
Interest rate contracts	2	7,251	1,033	-	-	8,286
Foreign exchange contracts	-	143	2	-	-	145
Equity contracts	92	133	38	-	-	263
Commodity contracts	-	134	2	-	-	136
Credit contracts	-	-	89	-	-	89
Other contracts	29	462	250	-	-	741
Counterparty netting and cash collateral	-	-	-	(3,660)	(1,501)	(5,161)

Total derivative assets	123	8,123	1,414	(3,660)	(1,501)	4,499

Short-term investments(d)	2,309	3,604	-	-	-	5,913
Separate account assets	48,502	2,886	-	-	-	51,388

Total	$67,408	$273,189	$39,441	$(3,660)	$(1,501)	$374,877

Liabilities:
Policyholder contract deposits	$-	$-	$918	$-	$-	$918
Derivative liabilities:
Interest rate contracts	-	6,661	248	-	-	6,909
Foreign exchange contracts	-	178	-	-	-	178
Equity contracts	-	198	10	-	-	208
Commodity contracts	-	146	-	-	-	146
Credit contracts(e)	-	4	3,362	-	-	3,366
Other contracts	-	155	217	-	-	372
Counterparty netting and cash collateral	-	-	-	(3,660)	(2,786)	(6,446)

Total derivative liabilities	-	7,342	3,837	(3,660)	(2,786)	4,733

Other long-term debt(f)	-	10,258	508	-	-	10,766
Other liabilities(g)	193	714	-	-	-	907

Total	$193	$18,314	$5,263	$(3,660)	$(2,786)	$17,324

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.2 billion and $87 million, respectively, at March 31, 2012 and $1.8 billion and $100 million, respectively, at December 31, 2011.

(c)
Included in Level 1 are $8.2 billion and $12.4 billion at March 31, 2012 and December 31, 2011, respectively, of AIA shares publicly traded on the Hong Kong Stock Exchange. Approximately 3 percent of the fair value of the assets recorded as Level 3 relate to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at both March 31, 2012 and December 31, 2011. AIG's ownership in these funds represented 63.6 percent, or $0.9 billion, of Level 3 assets at March 31, 2012 and 57.3 percent, or $0.8 billion, of Level 3 assets at December 31, 2011.

(d)
Included in Level 2 is the fair value of securities purchased under agreements to resell of $0.7 billion and $0.1 billion at March 31, 2012 and December 31, 2011, respectively.

(e)
Included in Level 3 is the fair value derivative liability of $2.6 billion and $3.2 billion at March 31, 2012 and December 31, 2011, respectively, on the super senior credit default swap portfolio.

(f)
Includes Guaranteed Investment Agreements (GIAs), notes, bonds, loans and mortgages payable.

(g)
Included in Level 2 is the fair value of securities sold under agreements to repurchase and securities and spot commodities sold but not yet purchased, of $1.4 billion and $53 million, respectively, at March 31, 2012. Included in Level 2 is the fair value of securities sold under agreements to repurchase, securities and

AIG 2012 Form 10-Q            17

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

  spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, of $0.6 billion, $144 million and $6 million, respectively, at December 31, 2011.

 TRANSFERS OF LEVEL 1 AND LEVEL 2 ASSETS AND LIABILITIES

      AIG's policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. AIG had no material transfers between Level 1 and Level 2 during the three-month period ended March 31, 2012.

CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS

The following tables present changes during the three-month period ended March 31, 2012 and 2011 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) recorded in the Consolidated Statement of Operations during those periods related to the Level 3 assets and liabilities that remained in the Consolidated Balance Sheet at March 31, 2012 and 2011:

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended March 31, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$960	$1	$16	$100	$-	$(23)	$1,054	$-
Non-U.S. governments	9	-	8	(2)	-	-	15	-
Corporate debt	1,935	(16)	76	(3)	291	(960)	1,323	-
RMBS	10,877	(70)	793	1,326	348	(34)	13,240	-
CMBS	3,955	(69)	287	11	31	(42)	4,173	-
CDO/ABS	4,220	14	177	70	438	(37)	4,882	-

Total bonds available for sale	21,956	(140)	1,357	1,502	1,108	(1,096)	24,687	-

Bond trading securities:
Corporate debt	7	-	-	(2)	-	-	5	-
RMBS	303	33	-	(19)	-	(3)	314	39
CMBS	554	33	-	(135)	32	(51)	433	85
CDO/ABS	8,432	1,621	-	(1,637)	-	-	8,416	2,122

Total bond trading securities	9,296	1,687	-	(1,793)	32	(54)	9,168	2,246

Equity securities available for sale:
Common stock	57	14	(12)	(14)	5	-	50	-
Preferred stock	99	2	8	8	-	(11)	106	-

Total equity securities available for sale	156	16	(4)	(6)	5	(11)	156	-

Mortgage and other loans receivable	1	-	-	-	-	-	1	-
Other invested assets	6,618	(147)	210	101	742	(338)	7,186	(4)

Total	$38,027	$1,416	$1,563	$(196)	$1,887	$(1,499)	$41,198	$2,242

Liabilities:
Policyholder contract deposits	$(918)	$139	$-	$(3)	$-	$-	$(782)	$(144)
Derivative liabilities, net:
Interest rate contracts	785	-	-	(7)	-	-	778	(23)
Foreign exchange contracts	2	-	-	(2)	-	-	-	-
Equity contracts	28	12	-	2	(2)	-	40	10
Commodity contracts	2	-	-	-	-	-	2	-
Credit contracts	(3,273)	(143)	-	711	-	-	(2,705)	(525)
Other contracts	33	(410)	9	412	(81)	-	(37)	24

Total derivative liabilities, net	(2,423)	(541)	9	1,116	(83)	-	(1,922)	(514)

Other long-term debt(b)	(508)	(110)	(77)	114	-	6	(575)	(104)

Total	$(3,849)	$(512)	$(68)	$1,227	$(83)	$6	$(3,279)	$(762)

18            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended March 31, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$609	$-	$4	$112	$-	$(23)	$702	$-
Non-U.S. governments	5	-	-	-	-	-	5	-
Corporate debt	2,262	(3)	7	(33)	226	(1,224)	1,235	-
RMBS	6,367	(81)	533	38	11	-	6,868	-
CMBS	3,604	(27)	664	72	25	(22)	4,316	-
CDO/ABS	4,241	20	238	(455)	72	(259)	3,857	-

Total bonds available for sale	17,088	(91)	1,446	(266)	334	(1,528)	16,983	-

Bond trading securities:
Corporate debt	-	-	-	-	18	-	18	-
RMBS	91	2	-	6	-	-	99	2
CMBS	506	38	-	(58)	81	(44)	523	39
CDO/ABS	9,431	1,030	5	(5)	-	-	10,461	1,027

Total bond trading securities	10,028	1,070	5	(57)	99	(44)	11,101	1,068

Equity securities available for sale:
Common stock	61	15	(2)	(15)	6	(2)	63	-
Preferred stock	64	(2)	-	1	-	-	63	-

Total equity securities available for sale	125	13	(2)	(14)	6	(2)	126	-

Equity securities trading	1	-	-	-	-	-	1	-
Other invested assets	7,414	53	343	(350)	-	(390)	7,070	(192)

Total	$34,656	$1,045	$1,792	$(687)	$439	$(1,964)	$35,281	$876

Liabilities:
Policyholder contract deposits	$(445)	$79	$-	$(3)	$-	$-	$(369)	$(93)
Derivative liabilities, net:
Interest rate contracts	732	(116)	-	3	-	-	619	(25)
Foreign exchange contracts	16	-	-	-	-	-	16	-
Equity contracts	22	(7)	-	38	-	(19)	34	(7)
Commodity contracts	23	3	-	(11)	-	-	15	2
Credit contracts	(3,798)	382	-	(4)	-	-	(3,420)	381
Other contracts	(112)	4	25	50	-	27	(6)	(70)

Total derivatives liabilities, net	(3,117)	266	25	76	-	8	(2,742)	281

Other long-term debt(b)	(982)	(54)	-	61	(21)	-	(996)	(42)

Total	$(4,544)	$291	$25	$134	$(21)	$8	$(4,107)	$146

(a)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)
Includes GIAs, notes, bonds, loans and mortgages payable.

 Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Operations as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Total

Three Months Ended March 31, 2012
Bonds available for sale	$231	$(375)	$4	$(140)
Bond trading securities	1,549	-	138	1,687
Equity securities available for sale	-	16	-	16
Other invested assets	(14)	(132)	(1)	(147)
Policyholder contract deposits	-	139	-	139
Derivative liabilities, net	(1)	19	(559)	(541)
Other long-term debt	-	-	(110)	(110)

Three Months Ended March 31, 2011
Bonds available for sale	$81	$(176)	$4	$(91)
Bond trading securities	1,001	-	69	1,070
Equity securities available for sale	-	13	-	13
Other invested assets	46	(15)	22	53
Policyholder contract deposits	-	79	-	79
Derivative liabilities, net	-	(54)	320	266
Other long-term debt	-	-	(54)	(54)

AIG 2012 Form 10-Q            19

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the gross components of purchases, sales, issues and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Three Months Ended March 31, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$108	$(8)	$-	$100
Non-U.S. governments	-	(2)	-	(2)
Corporate debt	61	(1)	(63)	(3)
RMBS	1,912	(94)	(492)	1,326
CMBS	126	(64)	(51)	11
CDO/ABS	317	(4)	(243)	70

Total bonds available for sale	2,524	(173)	(849)	1,502

Bond trading securities:
Corporate debt	-	-	(2)	(2)
RMBS	-	-	(19)	(19)
CMBS	113	(57)	(191)	(135)
CDO/ABS	-	(310)	(1,327)	(1,637)

Total bond trading securities	113	(367)	(1,539)	(1,793)

Equity securities available for sale:
Common stock	-	(14)	-	(14)
Preferred stock	11	-	(3)	8

Total equity securities available for sale	11	(14)	(3)	(6)

Other invested assets	266	(4)	(161)	101

Total assets	$2,914	$(558)	$(2,552)	$(196)

Liabilities:
Policyholder contract deposits	$-	$(6)	$3	$(3)
Derivative liabilities, net:
Interest rate contracts	-	-	(7)	(7)
Foreign exchange contracts	-	-	(2)	(2)
Equity contracts	2	-	-	2
Credit contracts	-	-	711	711
Other contracts	-	-	412	412

Total derivative liabilities, net	2	-	1,114	1,116

Other long-term debt(b)	-	-	114	114

Total liabilities	$2	$(6)	$1,231	$1,227

20            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Three Months Ended March 31, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$113	$-	$(1)	$112
Corporate debt	8	(19)	(22)	(33)
RMBS	317	(13)	(266)	38
CMBS	142	-	(70)	72
CDO/ABS	65	-	(520)	(455)

Total bonds available for sale	645	(32)	(879)	(266)

Bond trading securities:
RMBS	-	-	6	6
CMBS	-	(5)	(53)	(58)
CDO/ABS	3	-	(8)	(5)

Total bond trading securities	3	(5)	(55)	(57)

Equity securities available for sale:
Common stock	-	(15)	-	(15)
Preferred stock	-	-	1	1
Mutual funds	-	-	-	-

Total equity securities available for sale	-	(15)	1	(14)

Other invested assets	114	(12)	(452)	(350)

Total assets	$762	$(64)	$(1,385)	$(687)

Liabilities:
Policyholder contract deposits	$-	$(9)	$6	$(3)
Derivative liabilities, net:
Interest rate contracts	-	-	3	3
Equity contracts	39	-	(1)	38
Commodity contracts	-	-	(11)	(11)
Credit contracts	-	-	(4)	(4)
Other contracts	-	-	50	50

Total derivative liabilities, net	39	-	37	76

Other long-term debt(b)	-	-	61	61

Total liabilities	$39	$(9)	$104	$134

(a)
There were no issues during the three-month periods ended March 31, 2012 and 2011.

(b)
Includes GIAs, notes, bonds, loans and mortgages payable.

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at March 31, 2012 and 2011 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

    AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net

AIG 2012 Form 10-Q            21

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $58 million of net losses related to assets and liabilities transferred into Level 3 during the three-month period ended March 31, 2012, and includes $27 million of net gains related to assets and liabilities transferred out of Level 3 during the three-month period ended March 31, 2012.

Transfers of Level 3 Assets

    During the three-month period ended March 31, 2012, transfers into Level 3 included certain residential mortgage-backed securities (RMBS), asset-backed securities (ABS), private placement corporate debt and certain private equity funds and hedge funds. Transfers into Level 3 for certain RMBS and certain ABS were related to decreased observations of market transactions and price information for those securities. The transfers into Level 3 of investments in certain other RMBS were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. Transfers into Level 3 for private placement corporate debt and certain other ABS were primarily the result of limited market pricing information that required AIG to determine fair value for these securities based on inputs that are adjusted to better reflect AIG's own assumptions regarding the characteristics of a specific security or associated market liquidity. Certain private equity fund and hedge fund investments were transferred into Level 3 due to these investments being carried at fair value and no longer being accounted for using the equity method of accounting, consistent with the changes to AIG's ownership and lack of ability to exercise significant influence over the respective investments. Other hedge fund investments were transferred into Level 3 as a result of limited market activity due to fund-imposed redemption restrictions.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable or a long-term interest rate significant to a valuation becoming short-term and thus observable. In addition, transfers out of Level 3 also occur when investments are no longer carried at fair value as the result of a change in the applicable accounting methodology, given changes in the nature and extent of AIG's ownership interest. During the three-month period ended March 31, 2012, transfers out of Level 3 primarily related to investments in private placement corporate debt and certain private equity funds and hedge funds. Transfers out of Level 3 for private placement corporate debt were primarily the result of AIG using observable pricing information that appropriately reflects the fair value of those securities without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. Certain private equity funds and hedge funds were transferred out of Level 3, substantially all attributable to the hedge funds no longer being subject to fund-imposed redemption restrictions.

Transfers of Level 3 Liabilities

    As AIG presents carrying values of its derivative positions on a net basis in the table above, transfers into Level 3 liabilities, which totaled approximately $83 million during the three-month period ended March 31, 2012, primarily related to certain derivative assets transferred out of Level 3 because of the presence of observable inputs on certain forward commitments. Other transfers into Level 3 liabilities were due to movement in market variables. During the three-month period ended March 31, 2012, there were no significant transfers out of Level 3 liabilities.

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

22            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

    See Notes 2(c), (e), (f) and (g) to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for additional information about how AIG measures the fair value of certain assets on a non-recurring basis and how AIG tests various asset classes for impairment.

The following table presents assets (held as of the dates presented, but excluding discontinued operations) measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

					Impairment Charges
	Assets at Fair Value
					Three Months Ended March 31,
	Non-Recurring Basis
(in millions)	Level 1	Level 2	Level 3	Total	2012	2011

March 31, 2012
Investment real estate	$-	$-	$-	$-	$-	$12
Other investments	-	-	1,621	1,621	93	106
Aircraft*	-	-	94	94	54	114
Other assets	-	-	18	18	8	-

Total	$-	$-	$1,733	$1,733	$155	$232

December 31, 2011
Investment real estate	$-	$-	$457	$457
Other investments	-	-	2,199	2,199
Aircraft	-	-	1,683	1,683
Other assets	-	-	4	4

Total	$-	$-	$4,343	$4,343

*
Aircraft impairment charges include fair value adjustments on aircraft.

AIG 2012 Form 10-Q            23

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to AIG, such as data from pricing vendors and from internal valuation models. Because not all Level 3 instruments have input information reasonably available to AIG, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

(in millions)	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input(a)	Range/ (Weighted Average)(a)

Assets:
Corporate debt	$685	Discounted cash flow	Yield(b)	2.37% - 11.08% (6.73%)
Residential mortgage backed securities	12,326	Discounted cash flow	Constant prepayment rate(c)	0.00% - 16.89% (8.02%)
			Loss severity(c)	44.10% - 79.01% (61.56%)
			Constant default rate(c)	4.34% - 13.83% (9.09%)
			Yield(c)	4.09% - 11.80% (7.95%)
Certain CDO/ABS	1,961	Discounted cash flow	Constant prepayment rate(c)	0.00% - 49.80% (18.55%)
			Loss severity(c)	0.00% - 19.46% (3.22%)
			Constant default rate(c)	0.00% - 2.29% (0.38%)
			Yield(c)	2.29% - 6.57% (4.43%)
Commercial mortgage backed securities	2,665	Discounted cash flow	Yield(c)	0.00% - 24.52% (11.58%)
Maiden Lane III	6,916	Discounted cash flow	Yield(b)	10.93%
CDO/ABS – Direct Investment book	1,579	Binomial Expansion	Recovery rates(b)	3% - 65% (33%)
		Technique (BET)	Diversity score(b)	5 - 75 (10)
			Weighted average life(b)	1.40-9.65 years (4.60 years)

Liabilities :
Policyholder contract deposits – GMWB	509	Discounted cash flow	Equity implied volatility(b)	5.0% - 40.0%
			Base lapse rates(b)	1.0% - 40.0%
			Dynamic lapse rates(b)	0.2% - 60.0%
			Mortality rates(b)	0.5% - 40.0%
			Utilization rates(b)	0.5% - 25.0%
Derivative Liabilities – Credit contracts	1,822	BET	Recovery rates(b)	3% - 37% (17%)
			Diversity score(b)	6 - 44 (13)
			Weighted average life(b)	5.27-9.65 years (6.41 years)

(a)
The unobservable inputs and ranges for the constant prepayment rate, loss severity and constant default rate relate to each of the individual underlying mortgage loans that comprise the entire portfolio of securities in the RMBS and CDO securitization vehicles and not necessarily to the securitization vehicle bonds (tranches) purchased by AIG. The ranges of these inputs do not directly correlate to changes in the fair values of the tranches purchased by AIG because there are other factors relevant to the specific tranches owned by AIG including, but not limited to, purchase price, position in the waterfall, senior versus subordinated position and attachment points.

(b)
Represents discount rates, estimates and assumptions that AIG believes would be used by market participants when valuing these assets and liabilities.

(c)
Information received from independent third-party valuation service providers.

    The ranges of reported inputs for Corporate debt, RMBS, CDO/ABS, and CMBS valued using a discounted cash flow technique consist of +/-one standard deviation in either direction from the value-weighted average. The

24            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

preceding table does not give effect to AIG's risk management practices that might offset risks inherent in these investments.

Sensitivity to Changes in Unobservable Inputs

    AIG considers unobservable inputs to be those for which market data is not available and that are developed using the best information available to AIG about the assumptions that market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed above.

Corporate Debt

    Corporate debt securities included in Level 3 are primarily private placement issuances that are not traded in active markets or that are subject to transfer restrictions. Fair value measurements consider illiquidity and non-transferability. When observable price quotations are not available, fair value is determined based on discounted cash flow models using discount rates based on credit spreads, yields or price levels of publicly-traded debt of the issuer or other comparable securities, considering illiquidity and structure. The significant unobservable input used in the fair value measurement of corporate debt is the yield. The yield is affected by the market movements in credit spreads and U.S. Treasury yields. In addition, the migration in credit quality of a given security generally has a corresponding effect on the fair value measurement of the securities. For example, a downward migration of credit quality would increase spreads. Holding U.S. Treasury rates constant, an increase in corporate credit spreads would decrease the fair value of corporate debt.

RMBS and Certain CDO/ABS

    The significant unobservable inputs used in fair value measurements of residential mortgage backed securities and certain CDO/ABS valued by third-party valuation service providers are constant prepayment rates (CPR), constant default rates (CDR), and loss severity. Changes in any of the significant unobservable inputs may affect other inputs used in determining fair value. A change in the assumptions used for the probability of default will generally be accompanied by a corresponding change in the assumption used for the loss severity and an inverse change in the assumption used for prepayment rates. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

CMBS

    The significant unobservable input used in fair value measurements for commercial mortgage backed securities is the yield. Prepayment assumptions for each mortgage pool are factored into the yield. CMBS generally feature a lower degree of prepayment risk than RMBS because commercial mortgages generally contain a penalty for prepayment. Increases in the yield would decrease the fair value of CMBS.

Maiden Lane III

    Since inception, AIG's interest in ML III has been valued using a discounted cash flow methodology that (i) uses the estimated future cash flows and the fair value of the ML III assets, (ii) allocates the estimated future cash flows according to the ML III waterfall, and (iii) determines the discount rate to be applied to AIG's interest in ML III by reference to the discount rate implied by the estimated value of ML III assets and the estimated future cash flows of AIG's interest in the capital structure. Estimated cash flows and discount rates used in the

AIG 2012 Form 10-Q            25

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

valuations are validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms.

    The fair value of AIG's interest in ML III is most affected by changes in the discount rates and changes in the estimated future collateral cash flows used in the valuation. In general, an increase in the discount rate will lead to a decrease in the value of the portfolio and vice versa. The changes, however, are asymmetrical with decreases in discount rates having a more pronounced effect on the value of the ML III portfolio. Changes in estimated future cash flows for ML III are the result of changes in interest rates and their effect on the underlying floating rate securities as well as expectations of defaults, recoveries and prepayments on underlying loans. Changes in estimated future cash flows have an almost symmetrical and almost linear effect on the value of ML III.

    Interest rates are generally indexed to the London Interbank Offered Rate (LIBOR). LIBOR interest rate curve changes are determined based on observable prices, interpolated or extrapolated to derive a LIBOR curve for a specific maturity term as necessary. The spreads over LIBOR used to value the ML III interests can change as a result of changes in market expectations about the future performance of this investment as well as changes in the risk premium that market participants would demand at the time of the transactions.

Changes in the discount rate or the estimated future cash flows used in the valuation would alter AIG's estimate of the fair value of AIG's interest in ML III as shown in the table below.

Three Months Ended March 31, 2012 (in millions)	Maiden Lane III Fair Value Change

Discount Rates:
200 basis point increase	$(717)
200 basis point decrease	824
400 basis point increase	(1,346)
400 basis point decrease	1,777

Estimated Future Cash Flows:
10% increase	711
10% decrease	(720)
20% increase	1,415
20% decrease	(1,451)

    AIG believes that the ranges of discount rates used in these analyses are reasonable on the basis of implied spread volatilities of similar collateral securities. The ranges of estimated future cash flows were determined on the basis of historical variability in the estimated cash flows. Therefore, the fair value of AIG's interest in ML III is likely to vary, perhaps materially, from the amounts estimated.

    On April 26, 2012, the FRBNY announced that it had sold $7.5 billion of certain assets of ML III pursuant to a competitive bid process that it conducted. If AIG had adopted a liquidation valuation methodology at March 31, 2012, the impact would have increased the fair value of AIG's interest in ML III by approximately $450 million.

    Because the announcement of the asset auction and the auction itself occurred after March 31, 2012, AIG believes a change in the fair value methodology used for its interest in ML III is not appropriate at March 31, 2012. Adjustments to the fair value of AIG's interest in ML III are recorded in the Consolidated Statement of Operations in Net investment income for AIG's Other operations.

CDO/ABS – Direct Investment book

    The significant unobservable inputs used for certain CDO/ABS securities valued using the BET are recovery rates, diversity score, and the weighted average life of the portfolio. An increase in recovery rates and diversity score will have a directionally similar corresponding impact on the fair value measurement of the portfolio. An increase in the weighted average life will decrease the fair value.

26            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Policyholder contract deposits

    The significant unobservable inputs used for embedded derivatives in policyholder contract deposits measured at fair value, mainly guaranteed minimum withdrawal benefits (GMWB) for variable annuity products, are equity volatility, mortality rates, lapse rates and utilization rates. In general, increases in volatilities and utilization rates will increase the fair value, while increases in lapse rates and mortality rates will decrease the fair value of the liability associated with the GMWB.

Derivative liabilities – credit contracts

    The significant unobservable inputs used for Derivatives liabilities – credit contracts are recovery rates, diversity scores, and the weighted average life of the portfolio. AIG non-performance risk is also considered in the measurement of the liability. See Note 6 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for a discussion of AIG's accounting policies and procedures regarding incorporation of AIG's own credit risk in fair value measurements.

    An increase in recovery rates and diversity score will decrease the fair value of the liability. An increase in the weighted average life will have a directionally similar corresponding effect on the fair value measurement of the liability.

AIG 2012 Form 10-Q            27

American International Group, Inc.

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

		March 31, 2012		December 31, 2011
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value	Unfunded Commitments	Fair Value Using Net Asset Value	Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,244	$900	$3,185	$945
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies	171	54	165	57
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	301	37	316	39
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	189	38	182	42
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies	372	150	252	98

Total private equity funds		4,277	1,179	4,100	1,181

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	872	2	774	2
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,097	-	927	-
Relative value	Funds that seek to benefit from market inefficiencies and value discrepancies between related investments	48	-	52	-
Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	289	-	272	10
Other	Non-U.S. companies, futures and commodities, macro and multi-strategy and industry-focused strategies	736	-	748	-

Total hedge funds		3,042	2	2,773	12

Total		$7,319	$1,181	$6,873	$1,193

    At March 31, 2012, private equity fund investments included above are not redeemable during the lives of the funds and have expected remaining lives that extend in some cases more than 10 years. At that date, 44 percent of the total above had expected remaining lives of less than three years, 54 percent between three and seven years and 2 percent between seven and 10 years. Expected lives are based upon legal maturity, which can be extended at the fund manager's discretion, typically in one-year increments.

    At March 31, 2012, hedge fund investments included above are redeemable monthly (10 percent), quarterly (35 percent), semi-annually (25 percent) and annually (30 percent), with redemption notices ranging from 1 day to 180 days. More than 62 percent of these hedge fund investments require redemption notices of less than 90 days. Investments representing approximately 55 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these restrictions were put in place prior to 2009 and do not have stated end dates. The restrictions that have

28            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

pre-defined end dates are generally expected to be lifted by the end of 2015. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

FAIR VALUE OPTION

The following table presents the gains or losses recorded related to the eligible instruments for which AIG elected the fair value option:

Three Months Ended March 31,	Gain (Loss)
(in millions)	2012	2011

Assets:
Mortgage and other loans receivable	$22	$(5)
Bonds and equity securities	644	902
Trading – ML II interest	246	251
Trading – ML III interest	1,252	744
Retained interest in AIA	1,795	1,062
Short-term investments and other invested assets and Other assets	4	16

Liabilities:
Other long-term debt(a)	(446)	(44)
Other liabilities	(48)	(112)

Total gain(b)	$3,469	$2,814

(a)
Includes GIAs, notes, bonds, loans and mortgages payable.

(b)
Excludes discontinued operation gains or losses on instruments that were required to be carried at fair value in 2011. For instruments required to be carried at fair value, AIG recognized gains of $0.6 billion and $1.0 billion for the three months ended March 31, 2012 and 2011, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected.

    See Note 2(a) to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    During the three-month periods ended March 31, 2012 and 2011, AIG recognized losses of $558 million and $41 million, respectively, attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	March 31, 2012			December 31, 2011
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$114	$139	$(25)	$107	$150	$(43)
Liabilities:
Other long-term debt*	$10,580	$8,330	$2,250	$10,766	$8,624	$2,142

*
Includes GIAs, notes, bonds, loans and mortgages payable.

    At March 31, 2012 and December 31, 2011, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

AIG 2012 Form 10-Q            29

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying value and estimated fair value of AIG's financial instruments not measured at fair value and indicates the level of the estimated fair value measurement based on the levels of the inputs used:

	Estimated Fair Value
					Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total

March 31, 2012
Assets:
Mortgage and other loans receivable	$-	$668	$20,290	$20,958	$19,405
Other invested assets	-	462	4,098	4,560	4,864
Short-term investments	-	14,351	-	14,351	16,381
Cash	1,315	-	-	1,315	1,315
Liabilities:
Policyholder contract deposits associated with investment-type contracts	-	281	123,597	123,878	107,019
Other liabilities	-	-	476	476	476
Long-term debt	14,991	49,523	2,700	67,214	65,517

December 31, 2011
Assets:
Mortgage and other loans receivable				$20,494	$19,382
Other invested assets				3,390	4,701
Short-term investments				16,657	16,659
Cash				1,474	1,474
Liabilities:
Policyholder contract deposits associated
with investment-type contracts				122,125	106,950
Long-term debt				61,295	64,487

30            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 5. INVESTMENTS

 SECURITIES AVAILABLE FOR SALE

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

March 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$4,456	$332	$(2)	$4,786	$-
Obligations of states, municipalities and political subdivisions	35,096	2,657	(71)	37,682	(25)
Non-U.S. governments	25,106	1,066	(50)	26,122	-
Corporate debt	135,350	12,040	(910)	146,480	134
Mortgage-backed, asset-backed and collateralized:
RMBS	33,956	1,865	(770)	35,051	191
CMBS	8,274	470	(681)	8,063	(151)
CDO/ABS	7,926	568	(316)	8,178	103

Total mortgage-backed, asset-backed and collateralized	50,156	2,903	(1,767)	51,292	143

Total bonds available for sale(b)	250,164	18,998	(2,800)	266,362	252

Equity securities available for sale:
Common stock	1,636	1,268	(99)	2,805	-
Preferred stock	87	67	-	154	-
Mutual funds	59	8	-	67	-

Total equity securities available for sale	1,782	1,343	(99)	3,026	-

Other invested assets carried at fair value(c)	5,220	1,783	(157)	6,846	-

Total	$257,166	$22,124	$(3,056)	$276,234	$252

AIG 2012 Form 10-Q            31

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$5,661	$418	$(1)	$6,078	$-
Obligations of states, municipalities and political subdivisions	35,017	2,554	(73)	37,498	(28)
Non-U.S. governments	24,843	994	(102)	25,735	-
Corporate debt	134,699	11,844	(1,725)	144,818	115
Mortgage-backed, asset-backed and collateralized:
RMBS	34,780	1,387	(1,563)	34,604	(716)
CMBS	8,449	470	(973)	7,946	(276)
CDO/ABS	7,321	454	(473)	7,302	49

Total mortgage-backed, asset-backed and collateralized	50,550	2,311	(3,009)	49,852	(943)

Total bonds available for sale(b)	250,770	18,121	(4,910)	263,981	(856)

Equity securities available for sale:
Common stock	1,682	1,839	(100)	3,421	-
Preferred stock	83	60	-	143	-
Mutual funds	55	6	(1)	60	-

Total equity securities available for sale	1,820	1,905	(101)	3,624	-

Other invested assets carried at fair value(c)	5,155	1,611	(269)	6,497	-

Total	$257,745	$21,637	$(5,280)	$274,102	$(856)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At March 31, 2012 and December 31, 2011, bonds available for sale held by AIG that were below investment grade or not rated totaled $27.8 billion and $24.2 billion, respectively.

(c)
Represents private equity and hedge fund investments carried at fair value for which unrealized gains and losses are required to be recognized in other comprehensive income.

32            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unrealized Losses on Securities Available for Sale

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

March 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$159	$1	$5	$1	$164	$2
Obligations of states, municipalities and political subdivisions	996	24	276	47	1,272	71
Non-U.S. governments	2,366	20	333	30	2,699	50
Corporate debt	11,962	378	5,015	532	16,977	910
RMBS	4,322	242	2,933	528	7,255	770
CMBS	1,527	187	1,373	494	2,900	681
CDO/ABS	1,052	43	1,681	273	2,733	316

Total bonds available for sale	22,384	895	11,616	1,905	34,000	2,800

Equity securities available for sale:
Common stock	646	99	-	-	646	99
Preferred stock	2	-	-	-	2	-
Mutual funds	3	-	-	-	3	-

Total equity securities available for sale	651	99	-	-	651	99

Total	$23,035	$994	$11,616	$1,905	$34,651	$2,899

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$142	$1	$-	$-	$142	$1
Obligations of states, municipalities and political subdivisions	174	1	669	72	843	73
Non-U.S. governments	3,992	67	424	35	4,416	102
Corporate debt	18,099	937	5,907	788	24,006	1,725
RMBS	10,624	714	4,148	849	14,772	1,563
CMBS	1,697	185	1,724	788	3,421	973
CDO/ABS	1,680	50	1,682	423	3,362	473

Total bonds available for sale	36,408	1,955	14,554	2,955	50,962	4,910

Equity securities available for sale:
Common stock	608	100	-	-	608	100
Preferred stock	6	-	-	-	6	-
Mutual funds	2	1	-	-	2	1

Total equity securities available for sale	616	101	-	-	616	101

Total	$37,024	$2,056	$14,554	$2,955	$51,578	$5,011

AIG 2012 Form 10-Q            33

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At March 31, 2012, AIG held 5,061 and 248 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,734 individual fixed maturity securities, were in a continuous unrealized loss position for longer than 12 months. AIG did not recognize the unrealized losses in earnings on these fixed maturity securities at March 31, 2012, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
March 31, 2012 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$10,047	$10,207	$1,299	$1,287
Due after one year through five years	57,759	60,423	7,061	6,818
Due after five years through ten years	69,670	74,753	7,245	6,917
Due after ten years	62,532	69,687	6,540	6,090
Mortgage-backed, asset-backed and collateralized	50,156	51,292	14,655	12,888

Total	$250,164	$266,362	$36,800	$34,000

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of AIG's available for sale securities:

	2012		2011
Three Months Ended March 31, (in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$490	$16	$188	$55
Equity securities	451	3	105	2

Total	$941	$19	$293	$57

34            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    For the three-month period ended March 31, 2012 and March 31, 2011, the aggregate fair value of available for sale securities sold was $10.9 billion and $11.5 billion, respectively which resulted in net realized capital gains of $0.9 billion and $0.2 billion, respectively.

TRADING SECURITIES

The following table presents the fair value of AIG's trading securities:

	March 31, 2012		December 31, 2011
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed Maturities:
U.S. government and government sponsored entities	$7,456	30%	$7,504	31%
Non-U.S. governments	36	-	35	-
Corporate debt	1,093	4	816	3
State, territories and political subdivisions	236	1	257	1
Mortgage-backed, asset-backed and collateralized:
RMBS	1,653	7	1,648	7
CMBS	1,713	7	1,837	7
CDO/ABS and other collateralized	5,378	22	5,282	22

Total mortgage-backed, asset-backed and collateralized	8,744	36	8,767	36
ML II	-	-	1,321	5
ML III	6,916	28	5,664	23

Total fixed maturities	24,481	99	24,364	99

Equity securities	123	1	125	1

Total	$24,604	100%	$24,489	100%

EVALUATING INVESTMENTS FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

    For a discussion of AIG's policy for evaluating investments for other-than-temporary impairments, see Note 7 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K.

CREDIT IMPAIRMENTS

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG, and includes structured, corporate, municipal and sovereign fixed maturity securities:

Three Months Ended March 31, (in millions)	2012	2011

Balance, beginning of year	$6,504	$6,786
Increases due to:
Credit impairments on new securities subject to impairment losses	137	52
Additional credit impairments on previously impaired securities	307	150
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(270)	(170)
Accretion on securities previously impaired due to credit*	(222)	(100)
Hybrid securities with embedded credit derivatives reclassified to Bond trading securities	-	(179)
Other	8	1

Balance, end of period	$6,464	$6,540

*
Represents accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities as well as the accretion due to the passage of time.

AIG 2012 Form 10-Q            35

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following tables present information on AIG's PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$18,379
Cash flows expected to be collected*	14,198
Recorded investment in acquired securities	9,080

*
Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	March 31, 2012	December 31, 2011

Outstanding principal balance	$12,823	$10,119
Amortized cost	8,170	7,006
Fair value	8,294	6,535

The following table presents activity for the accretable yield on PCI securities:

Three Months Ended March 31, 2012 (in millions)

Balance, beginning of period	$4,135
Newly purchased PCI securities	1,222
Disposals	(47)
Accretion	(168)
Effect of changes in interest rate indices	(28)
Net reclassification from non-accretable difference, including effects of prepayments	32

Balance, end of period	$5,146

36            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 PLEDGED INVESTMENTS

Secured Financing and Similar Arrangements

    AIG enters into financing transactions, whereby certain securities are transferred to financial institutions in exchange for cash or other liquid collateral. Securities transferred by AIG under these financing transactions may be sold or repledged by the counterparties. As collateral for the securities transferred by AIG, counterparties transfer assets, such as cash or high quality fixed maturity securities, and collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the transferred securities during the life of the transactions. Where AIG receives fixed maturity securities as collateral, AIG does not have the right to sell or repledge this collateral unless an event of default occurs by the counterparties. At the termination of the transactions, AIG and its counterparties are obligated to return the collateral provided and the securities transferred, respectively. These transactions are treated as secured financing arrangements by AIG.

    Secured financing transactions also include securities sold under agreements to repurchase (repurchase agreements), in which AIG transfers securities in exchange for cash, with an agreement by AIG to repurchase the same or substantially similar securities. In the majority of these repurchase agreements, the securities transferred by AIG may be sold or repledged by the counterparties.

    Under the secured financing transactions described above, securities available for sale with a fair value of $4.4 billion and $2.3 billion at March 31, 2012 and December 31, 2011, respectively, and trading securities with a fair value of $4.5 billion and $0.7 billion at March 31, 2012 and December 31, 2011, respectively, were pledged to counterparties.

    Prior to January 1, 2012, in the case of repurchase agreements where AIG did not obtain collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract (generally less than 90 percent of the security value), AIG accounted for the transaction as a sale of the security and reported the obligation to repurchase the security as a derivative contract. The fair value of securities transferred under repurchase agreements accounted for as sales was $1.8 billion and $2.1 billion at March 31, 2012 and December 31, 2011, respectively.

    AIG also enters into agreements in which securities are purchased by AIG under agreements to resell (reverse repurchase agreements), which are accounted for as secured financing transactions and reported as short-term investments or other assets, depending on their terms. For these transactions, AIG takes possession of or obtains a security interest in the related securities, and AIG has the right to sell or repledge this collateral received. The fair value of securities collateral pledged to AIG was $7.4 billion and $6.8 billion at March 31, 2012 and December 31, 2011, respectively, of which $1.5 billion and $122 million was repledged by AIG.

Insurance – Statutory and Other Deposits

    Total carrying values of cash and securities deposited by AIG's insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance agreements, were $9.0 billion and $9.8 billion at March 31, 2012 and December 31, 2011, respectively.

Other Pledges

    Certain AIG subsidiaries are members of Federal Home Loan Banks (FHLBs), and such membership requires the members to own stock in these FHLBs. AIG subsidiaries owned $86 million and $77 million of stock in FHLBs at March 31, 2012 and December 31, 2011, respectively, which will be pledged to the FHLBs to the extent the member borrows via advances from the FHLBs. In addition, AIG has pledged securities available for sale with a fair value of $88 million at March 31, 2012 associated with advances from the FHLBs.

AIG 2012 Form 10-Q            37

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Generally, GIAs have provisions that require collateral to be posted by AIG upon a downgrade of AIG's long-term debt ratings or, at the election of AIG and as an alternative to posting collateral and subject to certain conditions, repayment by AIG of the transactions or the arrangement by AIG of a substitute guarantee of AIG's obligations by an obligor with higher long term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of trading securities pledged as collateral with respect to these obligations approximated $5.1 billion at both March 31, 2012 and December 31, 2011. This collateral primarily consists of securities of U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

6. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable:

(in millions)	March 31, 2012	December 31, 2011

Commercial mortgages*	$13,764	$13,554
Life insurance policy loans	3,022	3,049
Commercial loans, other loans and notes receivable	3,441	3,626

Total mortgage and other loans receivable	20,227	20,229
Allowance for losses	(708)	(740)

Mortgage and other loans receivable, net	$19,519	$19,489

*
Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (approximately 24 percent and 14 percent, respectively, at March 31, 2012 and December 31, 2011). Over 98 percent of the commercial mortgages were current as to payments of principal and interest at March 31, 2012 and December 31, 2011.

The following table presents the credit quality indicators for commercial mortgage loans:

March 31, 2012 (dollars in millions)	Number of Loans	Class							Percent of Total $
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

Credit Quality Indicator:
In good standing	1,030	$1,722	$5,058	$2,308	$1,849	$953	$1,363	$13,253	96%
Restructured(a)	7	49	205	7	-	-	21	282	2
90 days or less delinquent	10	-	-	-	-	-	9	9	-
>90 days delinquent or in process of foreclosure	11	-	99	-	44	-	77	220	2

Total(b)	1,058	$1,771	$5,362	$2,315	$1,893	$953	$1,470	$13,764	100%

Valuation allowance		$20	$131	$21	$71	$12	$41	$296	2%

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

38            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

The following table presents a rollforward of the changes in the allowance for losses on Mortgage and other loans receivable:

	2012			2011
Three Months Ended March 31, (in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total

Allowance, beginning of year	$305	$435	$740	$470	$408	$878
Loans charged off	(6)	(28)	(34)	(29)	(5)	(34)
Recoveries of loans previously charged off	2	-	2	33	-	33

Net charge-offs	(4)	(28)	(32)	4	(5)	(1)
Provision for loan losses	(5)	6	1	(21)	18	(3)
Other	-	(1)	(1)	(31)	-	(31)

Allowance, end of period	$296 *	$412	$708	$422 *	$421	$843

*
Of the total, $60 million and $100 million relates to individually assessed credit losses on $442 million and $635 million of commercial mortgage loans as of March 31, 2012 and 2011, respectively.

    As of March 31, 2012, there were no significant loans held by AIG that had been modified in a troubled debt restructuring during 2012.

7. VARIABLE INTEREST ENTITIES

    AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business. AIG's involvement with VIEs is primarily through its insurance companies as a passive investor in debt securities (rated and unrated) and equity interests issued by VIEs. When AIG holds both an economic interest and the power to direct the most significant activities of the VIE, AIG is deemed to be the primary beneficiary and consolidates the VIE.

EXPOSURE TO LOSS

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of financial guarantees and commitments to real estate and investment funds, was $0.3 billion and $0.4 billion at March 31, 2012 and December 31, 2011, respectively.

AIG 2012 Form 10-Q            39

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

	VIE Assets(a)		VIE Liabilities		Off-Balance Sheet Exposure
(in billions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

AIA/ALICO SPVs(b)	$1.8	$14.2	$0.1	$0.1	$-	$-
Real estate and investment funds	1.5	1.5	0.4	0.4	0.1	0.1
Commercial paper conduit	0.2	0.5	-	0.2	-	-
Affordable housing partnerships	2.5	2.5	0.2	0.1	-	-
Other	4.8	4.1	1.3	1.8	-	-

Total	$10.8	$22.8	$2.0	$2.6	$0.1	$0.1

(a)
The assets of each VIE can be used only to settle specific obligations of that VIE.

(b)
Decrease primarily due to the retirement of the AIA SPV Preferred Interests. See Note 1 herein for further discussion.

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

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

March 31, 2012
Real estate and investment funds	$17.2	$2.0	$0.2	$2.2
Affordable housing partnerships	0.5	0.5	-	0.5
Maiden Lane III interest	20.0	6.9	-	6.9
Other	1.0	0.1	-	0.1

Total	$38.7	$9.5	$0.2	$9.7

December 31, 2011
Real estate and investment funds	$18.3	$2.1	$0.3	$2.4
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane II and III interests	27.1	7.0	-	7.0
Other	1.5	-	-	-

Total	$47.5	$9.7	$0.3	$10.0

40            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 BALANCE SHEET CLASSIFICATION

AIG's interests in the assets and liabilities of consolidated and unconsolidated VIEs were classified in the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Assets:
Available for sale securities	$0.5	$0.4	$-	$-
Trading securities	1.0	1.3	7.0	7.1
Mortgage and other loans receivable	0.5	0.5	-	-
Other invested assets*	4.9	17.2	2.5	2.6
Other asset accounts	3.9	3.4	-	-

Total	$10.8	$22.8	$9.5	$9.7

Liabilities:
Other long-term debt	$1.1	$1.7	$-	$-
Other liability accounts	0.9	0.9	-	-

Total	$2.0	$2.6	$-	$-

*
Decrease primarily due to the retirement of the AIA SPV Preferred Interests. See Note 1 herein for further discussion.

    For information on RMBS, CMBS, and other ABS, see Notes 4 and 5 herein. For additional information on ABS and VIEs, see Notes 6, 7, and 11 to the Consolidated Financial Statements in AIG's 2011 Annual Report on Form 10-K.

8. DERIVATIVES AND HEDGE ACCOUNTING

    AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIG Financial Products Corp. and AIG Trading Group, Inc. and their respective subsidiaries (AIGFP) had also transacted in derivatives as a dealer and had acted as an intermediary between the relevant AIG subsidiary and the counterparty. AIG has mostly replaced AIGFP with AIG Markets, Inc. (AIG Markets) for purposes of acting as an intermediary between the AIG subsidiary and the external counterparty.

AIG 2012 Form 10-Q            41

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	March 31, 2012				December 31, 2011
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)

Derivatives designated as hedging instruments:
Interest rate contracts(b)	$-	$-	$438	$32	$-	$-	$481	$38
Foreign exchange contracts	-	-	30	-	-	-	180	1
Derivatives not designated as hedging instruments:
Interest rate contracts(b)	71,305	7,527	76,753	6,512	72,660	8,286	73,248	6,870
Foreign exchange contracts	1,935	38	3,177	165	3,278	145	3,399	178
Equity contracts(c)	5,266	286	20,184	1,023	4,748	263	18,911	1,126
Commodity contracts	685	155	655	156	691	136	861	146
Credit contracts	436	65	23,778	2,771	407	89	25,857	3,366
Other contracts(d)	23,153	694	2,202	411	24,305	741	2,125	372

Total derivatives not designated as hedging instruments	102,780	8,765	126,749	11,038	106,089	9,660	124,401	12,058

Total derivatives	$102,780	$8,765	$127,217	$11,070	$106,089	$9,660	$125,062	$12,097

(a)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)
Includes cross currency swaps.

(c)
Notional amount of derivative liabilities and fair values of derivative liabilities include $19.3 billion and $0.8 billion, respectively, at March 31, 2012, and $18.3 billion and $0.9 billion, respectively, at December 31, 2011, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheet.

(d)
Consist primarily of contracts with multiple underlying exposures.

The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheet:

	March 31, 2012				December 31, 2011
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

AIGFP derivatives	$77,854	$5,666	$90,350	$7,095	$86,128	$7,063	$90,241	$8,854
Non-AIGFP derivatives(a)	24,926	3,099	36,867	3,975	19,961	2,597	34,821	3,243

Total derivatives, gross	$102,780	8,765	$127,217	11,070	$106,089	9,660	$125,062	12,097

Counterparty netting(b)		(3,264)		(3,264)		(3,660)		(3,660)
Cash collateral(c)		(1,280)		(2,801)		(1,501)		(2,786)

Total derivatives, net		4,221		5,005		4,499		5,651

Less: Bifurcated embedded derivatives		-		783		-		918

Total derivatives on consolidated balance sheet		$4,221		$4,222		$4,499		$4,733

(a)
Represents derivatives used to hedge the foreign currency and interest rate risk associated with insurance and ILFC operations, as well as embedded derivatives included in insurance contracts. Liabilities include bifurcated embedded derivatives, which are recorded in Policyholder contract deposits.

(b)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(c)
Represents cash collateral posted and received.

42            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 COLLATERAL

    AIG engages in derivative transactions directly with unaffiliated third parties in most cases under International Swaps and Derivatives Association, Inc. (ISDA) agreements (ISDA Master Agreements). Many of the ISDA Master Agreements also include Credit Support Annex (CSA) provisions, which generally provide for collateral postings at various ratings and threshold levels.

    Collateral posted by AIG to third parties for derivative transactions was $4.4 billion and $4.7 billion at March 31, 2012 and December 31, 2011, respectively. This collateral can generally be repledged or resold by the counterparties. Collateral obtained by AIG from third parties for derivative transactions was $1.4 billion and $1.6 billion at March 31, 2012 and December 31, 2011, respectively. This collateral can generally be repledged or resold by AIG.

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

    AIG uses foreign currency denominated debt as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the three months ended March 31, 2012 and March 31, 2011, AIG recognized losses of $91 million and $24 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive income related to the net investment hedge relationships.

    AIG does not utilize the shortcut method to assess hedge effectiveness. A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships in the Consolidated Statement of Operations:

Three Months Ended March 31, (in millions)	2012	2011

Interest rate contracts(a):
Loss recognized in earnings on derivatives	$(2)	$(7)
Gain recognized in earnings on hedged items(b)	32	48
Loss recognized in earnings for ineffective portion and amount excluded from effectiveness testing	-	(1)

(a)
Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital losses. Includes immaterial amounts related to foreign exchange contracts.

(b)
Includes $30 million and $42 million for the three-month periods ended March 31, 2012 and 2011, respectively, representing the amortization of debt basis adjustment following the discontinuation of hedge accounting recorded in Other income and Net realized capital losses.

AIG 2012 Form 10-Q            43

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships in the Consolidated Statement of Operations:

Three Months Ended March 31, (in millions)	2012	2011

Interest rate contracts(a):
Gain (loss) recognized in OCI on derivatives	$(1)	$-
Loss reclassified from Accumulated OCI into earnings(b)	(5)	(18)

(a)
Gains and losses reclassified from Accumulated other comprehensive income are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital losses.

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At March 31, 2012, $16 million of the deferred net loss in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months.

 DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments in the Consolidated Statement of Operations:

	Gains (Losses) Recognized in Earnings
Three Months Ended March 31, (in millions)
	2012	2011

By Derivative Type:
Interest rate contracts(a)	$(586)	$(274)
Foreign exchange contracts	69	20
Equity contracts(b)	(188)	(104)
Commodity contracts	(1)	5
Credit contracts	151	347
Other contracts	29	(18)

Total	$(526)	$(24)

By Classification:
Premiums	$36	$25
Net investment income	1	2
Net realized capital gains (losses)	(290)	32
Other losses	(273)	(83)

Total	$(526)	$(24)

(a)
Includes cross currency swaps.

(b)
Includes embedded derivative gains of $175 million and $107 million for the three months ended March 31, 2012 and 2011, respectively.

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

    AIGFP follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized

44            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

appreciation and depreciation. In addition, to reduce its credit risk, at March 31, 2012, AIGFP has entered into credit derivative transactions with respect to $134 million of securities to economically hedge its credit risk.

Super Senior Credit Default Swaps

    Credit default swap transactions were entered into with the intention of earning revenue on credit exposure. In the majority of these transactions, credit protection was sold on a designated portfolio of loans or debt securities. Generally, such credit protection was provided on a "second loss" basis, meaning that credit losses would be incurred only after a shortfall of principal and/or interest, or other credit events, in respect of the protected loans and debt securities, exceeds a specified threshold amount or level of "first losses."

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

			Fair Value of Derivative (Asset) Liability at		Unrealized Market Valuation Gain (Loss) Three Months Ended March 31,
	Net Notional Amount
	March 31, 2012(a)	December 31, 2011(a)	March 31, 2012(b)(c)	December 31, 2011(b)(c)
(in millions)					2012(c)	2011(c)

Regulatory Capital:
Corporate loans	$1,566	$1,830	$-	$-	$-	$-
Prime residential mortgages	2,526	3,653	-	-	-	6
Other	818	887	3	9	6	9

Total	4,910	6,370	3	9	6	15

Arbitrage:
Multi-sector CDOs(d)	4,880	5,476	2,510	3,077	126	273
Corporate debt/CLOs(e)	11,962	11,784	110	127	17	37

Total	16,842	17,260	2,620	3,204	143	310

Mezzanine tranches	1,029	989	19	10	(9)	(2)

Total	$22,781	$24,619	$2,642	$3,223	$140	$323

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment losses of $26 million and $6 million in the three-month periods ended March 31, 2012 and 2011, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the three-month period ended March 31, 2012, a super senior CDS transaction with a net notional amount of $470 million was terminated at approximately its fair value at the time of termination. As a result, a $416 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the three-month period ended March 31, 2012, $25 million was paid to counterparties with respect to multi-sector CDOs. Upon payment, a $25 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $4.1 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2012 and December 31, 2011, respectively.

(e)
Corporate debt/CLOs include $1.3 billion and $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at March 31, 2012 and December 31, 2011, respectively.

    The expected weighted average maturity of the super senior credit derivative portfolios as of March 31, 2012 was 0.5 years for the regulatory capital corporate loan portfolio, 0.7 years for the regulatory capital prime residential mortgage portfolio, 3.5 years for the regulatory capital other portfolio, 6.4 years for the multi-sector CDO arbitrage portfolio and 3.9 years for the corporate debt/CLO portfolio.

AIG 2012 Form 10-Q            45

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Given the current performance of the underlying portfolios, the level of subordination of the credit protection written and the assessment of the credit quality of the underlying portfolio, as well as the risk mitigants inherent in the transaction structures, AIG does not expect that it will be required to make payments pursuant to the contractual terms of those transactions providing regulatory relief.

    Because of long-term maturities of the CDS in the arbitrage portfolio, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, the net notional amount represents the maximum exposure to loss on the super senior credit default swap portfolio.

Written Single Name Credit Default Swaps

    Credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits have also been entered into with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy to earn the net spread between CDS written and purchased. At March 31, 2012, the net notional amount of these written CDS contracts was $382 million, including ABS CDS transactions purchased from a liquidated multi-sector super senior CDS transaction. These exposures have been hedged by purchasing offsetting CDS contracts of $69 million in net notional amount. The net unhedged position of $313 million represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 18.8 years. At March 31, 2012, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $85 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, the option would normally exist to either settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include CSAs that provide for collateral postings at various ratings and threshold levels. At March 31, 2012, collateral posted by AIG under these contracts was $78 million (prior to offsets for other transactions).

NON-AIGFP DERIVATIVES

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

Matched Investment Program (MIP) Written Credit Default Swaps

    Through the MIP, AIG has entered into CDS contracts as a writer of protection, with the intention of earning spread income on credit exposure in an unfunded form. These contracts were written through AIG Markets, which then transacted directly with unaffiliated third parties under ISDA Master Agreements. As of March 31, 2012, the notional amount of written CDS contracts was $896 million with an average credit rating of BBB+, a

46            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

remaining maturity of less than one year and the fair value of the derivative liability (which represents the carrying value) of $6 million.

CREDIT RISK-RELATED CONTINGENT FEATURES

    The aggregate fair value of AIG's derivative instruments, including those of AIGFP, that contain credit risk-related contingent features that were in a net liability position at March 31, 2012, was approximately $4.4 billion. The aggregate fair value of assets posted as collateral under these contracts at March 31, 2012, was $4.6 billion.

    AIG estimates that at March 31, 2012, based on AIG's outstanding financial derivative transactions, including those of AIGFP at that date, a one-notch downgrade of AIG's long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Services, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $137 million in additional collateral postings and termination payments and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $274 million in additional collateral postings and termination payments. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of March 31, 2012. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

HYBRID SECURITIES WITH EMBEDDED CREDIT DERIVATIVES

    AIG invests in hybrid securities (such as credit-linked notes). AIG invested in these hybrid securities with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. Similar to AIG's other investments in RMBS, CMBS, CDOs and ABS, AIG's investments in these hybrid securities are exposed to losses only up to the amount of AIG's initial investment in the hybrid security. Other than AIG's initial investment in the hybrid securities, AIG has no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.

    AIG elects to account for its investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. AIG's investments in these hybrid securities are reported as Bond trading securities in the Consolidated Balance Sheet. The fair value of these hybrid securities was $135 million at March 31, 2012. These securities have a current par amount of $430 million and have remaining stated maturity dates that extend to 2052.

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

AIG 2012 Form 10-Q            47

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    AIG's life insurance companies have received industry-wide regulatory inquiries, including a multi-state audit and market conduct examination covering compliance with unclaimed property laws and a directive from the New York Insurance Department (the New York Directive) regarding claims settlement practices and other related state regulatory inquiries. In particular, the above referenced multi-state audit and market conduct examination seeks to require insurers to use the Social Security Death Master File (SSDMF) to identify potential deceased insureds, notwithstanding that the beneficiary or other payee has not presented the company with a valid claim, to determine whether a claim is payable and to take appropriate action. The multi-state audit and market conduct examination covers certain policies in force at any time since 1992. The New York Directive generally requires a similar review and action although the time frame under review is different.

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

    The National Association of Insurance Commissioners Market Analysis Working Group, led by the states of Ohio and Iowa, is conducting a multi-state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union). The examination formally commenced in September 2010 after National Union, based on the identification of certain regulatory issues related to the conduct of its accident and health insurance business, including rate and form issues, producer licensing and appointment, and vendor management, requested that state regulators collectively conduct an examination of the regulatory issues in its accident and health business. In addition to Ohio and Iowa, the lead states in the multi-state examination are Minnesota, New Jersey and Pennsylvania, and currently a total of 38 states have agreed to participate in the multi-state examination. As part of the multi-state examination, the following Interim Consent Orders were entered into with Ohio: (a) on January 7, 2011, in which National Union

48            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

agreed, on a nationwide basis, to cease marketing directly to individual bank customers accident/sickness policy forms that had been approved to be sold only as policies providing blanket coverage, and to certain related remediation and audit procedures and (b) on February 14, 2012, in which National Union agreed, on a nationwide basis, to limit outbound telemarketing to certain forms and rates. A Consent Order was entered into with Minnesota on February 10, 2012, in which National Union and Travel Guard Group Inc., an AIG subsidiary, agreed to (i) cease automatically enrolling Minnesota residents in certain insurance relating to air travel, (ii) pay a civil penalty to Minnesota of $250,000 and (iii) refund premium to Minnesota residents who were automatically enrolled in certain insurance relating to air travel. In early 2012, Chartis, Inc., on behalf of itself, National Union, and certain of Chartis, Inc.'s insurance companies (collectively, the Chartis parties) and the lead regulators agreed in principle upon certain terms to resolve the multi-state examination. The terms include (i) payment of a civil penalty of up to $51 million, (ii) agreement to enter into a corrective action plan describing agreed-upon specific steps and standards for evaluating the Chartis parties, ongoing compliance with laws and regulations governing the regulatory issues identified in the examination, and (iii) agreement to pay a contingent fine in the event that the Chartis parties fail to substantially comply with the steps and standards agreed to in the corrective action plan. As of March 31, 2012, AIG has an accrued liability equal to the amount of the civil penalty under the proposed agreement. As the terms outlined above are subject to agreement by the lead and participating states and appropriate agreements or orders, AIG (i) can give no assurance that these terms will not change prior to a final resolution of the multi-state examination that is binding on all parties and (ii) cannot predict what other regulatory action, if any, will result from resolving the multi-state examination. There can be no assurance that any regulatory action resulting from the issues identified will not have a material adverse effect on AIG's consolidated results of operations for an individual reporting period, the ongoing operations of the business being examined, or on similar business written by other AIG carriers. National Union and other AIG companies are also currently subject to civil litigation relating to the conduct of their accident and health business, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

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

AIG 2012 Form 10-Q            49

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Act of 1934 (the Exchange Act) or claims under the Securities Act of 1933 (the Securities Act). On March 20, 2009, the Court consolidated all eight of the purported securities class actions as In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation). Subsequently, on November 18, 2011 and January 20, 2012, two separate, though similar, securities actions were brought against AIG and certain directors and officers of AIG and AIGFP by the Kuwait Investment Office and various Oppenheimer Funds, respectively.

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

    On April 1, 2011, the lead plaintiff in the Consolidated 2008 Securities Litigation filed a motion to certify a class of plaintiffs. On November 2, 2011, the Court terminated the motion without prejudice to an application for restoration. On March 30, 2012, the lead plaintiff filed a renewed motion to certify a class of plaintiffs.

    As of May 3, 2012, plaintiffs in the Consolidated 2008 Securities Litigation have not specified an amount of alleged damages, discovery is ongoing and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

    As of May 3, 2012, the actions initiated by the Kuwait Investment Office and various Oppenheimer Funds are in their early stages, no discussions concerning potential damages have occurred and the plaintiffs have not specified an amount of alleged damages in their respective actions. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from these litigations.

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

50            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On March 31, 2011, the Court granted defendants' motions to dismiss with respect to one plan at issue, and denied defendants' motions to dismiss with respect to the other two plans at issue.

    On August 5, 2011, AIG and all other defendants filed answers to the consolidated complaint denying the material allegations therein and asserting their defenses.

    On March 19, 2012, AIG and all other defendants filed a motion for judgment on the pleadings.

    As of May 3, 2012, plaintiffs have not specified an amount of alleged damages, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    Other Derivative Actions.    Separate purported derivative actions, alleging similar claims as the Consolidated 2007 Derivative Litigation, have been brought asserting claims on behalf of the nominal defendant AIG in various jurisdictions. These actions are described below:

  •
  Supreme Court of New York, Nassau County.    On February 29, 2008, a purported shareholder derivative complaint was filed in the Supreme Court of Nassau County, naming as defendants certain directors and officers of AIG and its subsidiaries. On March 9, 2009, this action was stayed. On April 4, 2012, the Court entered a stipulation of dismissal without prejudice.

  •
  Supreme Court of New York, New York County.    On March 20, 2009, a purported shareholder derivative complaint was filed in the Supreme Court of New York County naming as defendants certain directors and officers of AIG and recipients of AIGFP retention payments. The complaint has not been served on any defendant.

  •
  Delaware Court of Chancery.    On September 17, 2008, a purported shareholder derivative complaint was filed in the Delaware Court of Chancery, naming as defendants certain directors and officers of AIG and its subsidiaries. On July 17, 2009, the case was stayed. On May 4, 2011, the parties filed a stipulation with the

AIG 2012 Form 10-Q            51

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On July 12, 2010, the Court adjourned a hearing on the motion pending a decision by the Supreme Court of Canada in a pair of actions captioned Club Resorts Ltd. v. Van Breda 2012 SCC 17 (Van Breda). On April 18, 2012, the Supreme Court of Canada issued a decision in those actions, clarifying the standard for determining jurisdiction over foreign and out-of-province defendants, such as AIG.

    The Supreme Court of Canada found, among other things, that in order to be "doing business" in a province for purposes of establishing jurisdiction, a defendant must have some form of "actual," as opposed to a merely "virtual," presence in the jurisdiction. The Supreme Court of Canada also suggested that in future cases, defendants may contest jurisdiction even when they are found to be doing business in a Canadian jurisdiction if their business activities in the jurisdiction are unrelated to the subject matter of the litigation.

    The hearing on defendants' motion has been scheduled and will address, inter alia, whether, under the ruling in Van Breda, AIG and AIGFP were "doing business" in Ontario for purposes of jurisdiction.

    In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million, and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of May 3, 2012, the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim and no merits discovery has occurred. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

    On the same day that SICO commenced the Starr Treasury Action, SICO also filed a second complaint in the United States District Court in the Southern District of New York, this one against the FRBNY bringing claims,

52            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

both individually and on behalf of all others similarly situated and derivatively on behalf of AIG. This complaint also challenges the government's assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the Department of the Treasury received an approximately 80 percent ownership in AIG. The complaint alleges that the FRBNY owed fiduciary duties to AIG as a controlling shareholder of AIG, and that the FRBNY breached these fiduciary duties by "divert[ing] the rights and assets of AIG and its shareholders to itself and favored third parties" through transactions involving ML III, an entity controlled by the FRBNY, and by "participating in, and causing AIG's officers and directors to participate in, the evasion of AIG's existing Common Stock shareholders' right to approve the massive issuance of the new Common Shares required to complete the government's taking of a nearly 80 percent interest in the Common Stock of AIG." SICO also alleges that the "FRBNY has asserted that in exercising its control over, and acting on behalf of, AIG it did not act in an official, governmental capacity or at the direction of the Department of the Treasury," but that "[t]o the extent the proof at or prior to trial shows that the FRBNY did in fact act in a governmental capacity, or at the direction of the Department of the Treasury, the improper conduct . . . constitutes the discriminatory takings of the property and property rights of AIG without due process or just compensation."

    In both of the actions commenced by SICO, the only claims naming AIG as a party are derivative claims on behalf of AIG, and AIG thus faces no potential damages. The FRBNY has requested indemnification under the FRBNY Credit Facility from AIG in connection with the action against it and AIG is discussing the request and its scope with the FRBNY. On January 31, 2012 and February 1, 2012, amended complaints were filed in the Court of Federal Claims and the Southern District of New York, respectively. These amended complaints contain additional factual allegations, but do not contain any new claims against the Department of the Treasury, the FRBNY or AIG.

    On January 31, 2012, the Court of Federal Claims added AIG as a party to the Starr Treasury Action as a nominal defendant and held that "AIG may participate in this case to any extent it deems appropriate." On February 23, 2012, SICO and AIG filed a joint motion and stipulation, which the Department of the Treasury opposed, requesting that AIG's time to respond to the amended complaint be extended until 20 days after the Department of the Treasury answered the amended complaint. On March 1, 2012, the Department of the Treasury filed a motion to dismiss the amended complaint. On March 13, 2012, the Court of Federal Claims issued an order stating that AIG need not respond to SICO's amended complaint until 20 days after the Department of the Treasury files its answer to the amended complaint.

    On March 9, 2012, the Southern District of New York endorsed a stipulation and order between AIG and SICO (but opposed by the FRBNY) that AIG need not respond to SICO's amended complaint until 20 days after the FRBNY files its answer to the amended complaint. FRBNY filed its motion to dismiss the amended complaint on April 2, 2012.

Other Litigation Related to AIGFP

    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At March 31, 2012, the estimated present value of expected future cash flows discounted at LIBOR was $1.5 billion, which represents AIG's maximum contractual loss from the alleged termination of the contract. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in AIG losing its entitlement to all future payments under the swap agreement and result in a loss to AIG of the full value at which AIG is carrying the swap agreement.

AIG 2012 Form 10-Q            53

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Additionally, a determination that AIG triggered a "bankruptcy" event of default under the swap agreement could also, depending on the Court's precise holding, affect other AIG or AIGFP agreements that contain the same or similar default provisions. Such a determination could also affect derivative agreements or other contracts between third parties, such as credit default swaps under which AIG is a reference credit, which could affect the trading price of AIG securities. During the third quarter of 2011, beneficiaries of certain previously repaid AIGFP guaranteed investment agreements brought an action against AIG Parent and AIGFP making "bankruptcy" event of default allegations similar to those made by Brookfield. AIG has moved to dismiss the beneficiaries' supplemental amended complaint.

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

    On June 29, 2010, AIG brought a petition in the Supreme Court of the State of New York, seeking to enjoin the arbitration on the ground that AIG is not a party to the securities lending agency agreements with Claimants. On July 29, 2010, the parties agreed to resolve that petition by consolidating the arbitration commenced by Claimants with a separate arbitration, commenced by AIG on June 29, 2010, in which AIG is seeking damages of Euro 17.6 million ($23.5 million at the March 31, 2012 exchange rate) from Transatlantic for breach of a Master Separation Agreement among Transatlantic, AIG and one of its subsidiary companies.

    On September 13, 2010, the AIG Respondents submitted an answer to Claimants' claims asserting, among other things, that there was no breach of the securities lending agency agreements, and that Claimants' other allegations including purported breach of fiduciary duty and fraud are not meritorious. Transatlantic submitted an answer denying liability with respect to AIG's claim on September 13, 2010. Claimants increased its claimed damages to an amount of approximately $500 million.

    On January 26, 2012, AIG Respondents and Claimants reached a binding agreement to terminate the arbitration proceedings and to dismiss all claims between the parties without any admission of liability by any of the parties. Pursuant to the agreement, the parties will first seek to reach an overall mediated settlement of the claims in the arbitration proceeding along with various other business matters that were not at issue in the arbitration. If a mediated resolution including all claims and outstanding business issues cannot be reached, then

54            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the parties will try to reach a mediated resolution of the securities lending claims only, including a settlement payment to Transatlantic between $45 million and $125 million. If the parties cannot reach such resolution, the parties have agreed that, following a 3-day hearing set to start on July 9, 2012, the mediator will determine the amount of a settlement payment to Transatlantic with respect to the securities lending claims in a range between $45 million and $125 million. Accordingly, AIG has accrued an amount it believes is reasonable for this settlement.

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

    Behm matter.    Frank Behm, former President of AIG Global Real Estate Asia Pacific, Inc. (AIGGREAP), has filed two actions in connection with the termination of his employment. Behm filed an action on or about October 1, 2010 in Delaware Superior Court in which he asserts claims of breach of implied covenant of good faith and fair dealing for termination in violation of public policy, deprivation of compensation, and breach of contract. Additionally, on or about March 29, 2011, Behm filed an arbitration proceeding before the American Arbitration Association alleging wrongful termination, in which he seeks the payment of carried interest or "promote" distributed through the SPEs, based on the sales of certain real estate assets. Behm also contends that he is entitled to promote as a third-party beneficiary of Kevin Fitzpatrick's employment agreement, which, Behm claims, defines broadly a class of individuals, allegedly including himself, who, with the approval of AIG's former Chief Investment Officer, became eligible to receive promote payments. Behm is now claiming approximately $67 million in carried interest. Multiple AIG entities (the AIG Entities) are named as parties in each of the Behm matters. The AIG Entities have filed a counterclaim in the Delaware case, contending that Behm owes them approximately $3.6 million (before pre-judgment interest) in tax equalization payments made by the AIG Entities on Behm's behalf.

    Both matters filed by Behm are premised on the same key allegations. Behm claims that the AIG Entities wrongfully terminated him from AIGGREAP in an effort to silence him for voicing opposition to allegedly

AIG 2012 Form 10-Q            55

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

improper practices concerning the amount of AIG reserves for carried interest that Behm contends is due to him and others. The AIG Entities contend that their reserves are appropriate, as Behm's claims for additional carried interest are without merit. Behm claims that, when he refused to accede to the AIG Entities' position as to the amount of carried interest due, he was targeted for investigation and subsequently terminated, purportedly for providing confidential AIG information to a competitor, and its executive search firm. Behm argues that he did not disclose any confidential information; instead, he met with several of the competitor's representatives in order to foster interest in purchasing AIGGREAP.

    The parties have finalized the selection of the arbitration panel and the arbitration began on May 1, 2012. No trial date has been set in the Delaware action. As set forth above, the possible range of loss to AIG is $0 to $67 million, although Behm claims that he is also entitled to additional unspecified amounts of carried interest and punitive damages.

False Claims Act Complaint

    On February 25, 2010, a complaint was filed in the United States District Court for the Southern District of California by two individuals (Relators) seeking to assert claims on behalf of the United States against AIG and certain other defendants, including Goldman Sachs and Deutsche Bank, under the False Claims Act. Relators filed a First Amended Complaint on September 30, 2010, adding certain additional defendants, including Bank of America and Société Générale. The amended complaint alleges that defendants engaged in fraudulent business practices in respect of their activities in the over-the-counter market for collateralized debt obligations, and submitted false claims to the United States in connection with the FRBNY Credit Facility and the ML II and ML III entities (the Maiden Lane Interests) through, among other things, misrepresenting AIG's ability and intent to repay amounts drawn on the FRBNY Credit Facility, and misrepresenting the value of the securities that the Maiden Lane Interests acquired from AIG and certain of its counterparties. The complaint seeks unspecified damages pursuant to the False Claims Act in the amount of three times the damages allegedly sustained by the United States as well as interest, attorneys' fees, costs and expenses. The complaint and amended complaints were initially filed and maintained under seal while the United States considered whether to intervene in the action. On or about April 28, 2011, after the United States declined to intervene, the District Court lifted the seal, and Relators served the amended complaint on AIG on July 11, 2011.

    On October 14, 2011, the defendants that had been served filed motions to dismiss the amended complaint, which are currently fully briefed and the Court has taken the motions under advisement. The Relators have not specified in their amended complaint an amount of alleged damages. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

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

56            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    As a result of these settlements, AIG made payments or placed amounts in escrow in 2006 totaling approximately $1.64 billion, $225 million of which represented fines and penalties.

    In addition to the escrowed funds, $800 million was deposited into, and subsequently disbursed by, a fund under the supervision of the SEC, to resolve claims asserted against AIG by investors, including the securities class action and shareholder lawsuits described below. Additional amounts held in escrow totaling approximately $597 million, including interest thereon, are included in Other assets at March 31, 2012, and, as discussed below, are specifically designated to satisfy regulatory and class-action liabilities related to workers' compensation premium reporting issues. Approximately $338 million of the $597 million of the current total workers' compensation related escrow amount was originally held in an account established as part of the 2006 New York regulatory settlement and referred to as the Workers' Compensation Fund.

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

    On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination. The regulatory settlement agreement, which has been agreed to by all 50 states and the District of Columbia, includes, among other terms: (i) AIG's payment of $100 million in regulatory fines and penalties; (ii) AIG's payment of $46.5 million in outstanding premium taxes; (iii) AIG's agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG's ongoing compliance with state regulations governing the setting of workers' compensation insurance premium rates and the reporting of workers' compensation premiums; and (iv) AIG's agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. The $146.5 million in fines, penalties and premium taxes have been funded out of the $338 million originally held in the Workers' Compensation Fund and placed into an escrow account pursuant to the terms of the regulatory settlement agreement. The regulatory settlement originally was contingent upon, among other

AIG 2012 Form 10-Q            57

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

events: (i) a final, court-approved settlement being reached in all the lawsuits that comprise the Workers' Compensation Premium Reporting Litigation, discussed below, including the putative class action, except that such settlement need not resolve claims between AIG and the Liberty Mutual Group; and (ii) a settlement being reached and consummated between AIG and certain state insurance guaranty funds that may assert claims against AIG for underpayment of guaranty-fund assessments. AIG and the other parties to the regulatory settlement agreement subsequently agreed to waive the settlement contingency of a final settlement in the lawsuits that comprise the Workers' Compensation Premium Reporting Litigation, provided that such waiver will not become effective until AIG consummates a settlement with the state insurance guaranty associations.

    As of March 31, 2012, AIG has an accrued liability for the amounts payable under the proposed settlement.

Litigation Related to the Matters Underlying the 2006 Regulatory Settlements

    AIG and certain present and former directors and officers of AIG have been named in various actions related to the matters underlying the 2006 Regulatory Settlements. These actions are described below.

    The Consolidated 2004 Securities Litigation.    Beginning in October 2004, a number of putative securities fraud class action suits were filed in the Southern District of New York against AIG and consolidated as In re American International Group, Inc. Securities Litigation (the Consolidated 2004 Securities Litigation). Subsequently, a separate, though similar, securities fraud action was also brought against AIG by certain Florida pension funds. The lead plaintiff in the Consolidated 2004 Securities Litigation is a group of public retirement systems and pension funds benefiting Ohio state employees, suing on behalf of themselves and all purchasers of AIG's publicly traded securities between October 28, 1999 and April 1, 2005. The named defendants are AIG and a number of present and former AIG officers and directors, as well as C.V. Starr & Co., Inc. (Starr), SICO, General Reinsurance Corporation (General Re), and PwC, among others. The lead plaintiff alleges, among other things, that AIG: (i) concealed that it engaged in anti-competitive conduct through alleged payment of contingent commissions to brokers and participation in illegal bid-rigging; (ii) concealed that it used "income smoothing" products and other techniques to inflate its earnings; (iii) concealed that it marketed and sold "income smoothing" insurance products to other companies; and (iv) misled investors about the scope of government investigations. In addition, the lead plaintiff alleges that Maurice R. Greenberg, AIG's former Chief Executive Officer, manipulated AIG's stock price. The lead plaintiff asserts claims for violations of Sections 11 and 15 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 20(a) and Section 20A of the Exchange Act.

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

58            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the Settlement between AIG and lead plaintiffs. AIG has fully funded the amount of the Settlement into an escrow account.

    On January 23, 2012, AIG and the Florida pension funds, who had brought a separate securities fraud action, executed a settlement agreement. Under the terms of the settlement agreement, AIG paid $4 million.

    On February 17, 2012 and March 6, 2012, two objectors appealed the final approval of the settlement. The settlement with the Florida pension funds can be terminated by AIG if either of the objectors' appeals is successful.

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

AIG 2012 Form 10-Q            59

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

    On June 20, 2011, the Court "administratively terminated" without prejudice the various Defendants' pending motions to dismiss the proposed class plaintiffs' operative pleading indicating that those motions may be re-filed after adjudication of all issues related to the proposed class settlement and subject to the approval of the Magistrate Judge. On June 27, 2011, the Court preliminarily approved the class settlement. On June 30, 2011, AIG placed its portion of the total settlement payment into escrow. If the settlement does not receive final court approval, those funds will revert to AIG. A final fairness hearing was held on September 14, 2011. On March 30, 2012, the Court granted final approval of the class settlement. On April 27, 2012, a notice of appeal of the order granting final approval was filed.

    A number of complaints making allegations similar to those in the Multi-District Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-District Litigation. These additional consolidated actions are still pending in the District of New Jersey. In one of those consolidated actions, Palm Tree Computer Systems, Inc. v. Ace USA (Palm Tree), which is brought by two named plaintiffs on behalf of a proposed class of insurance purchasers, the plaintiffs allege specifically with respect to their claim for breach of fiduciary duty against the insurer defendants that neither named plaintiff nor any member of the proposed class suffered damages "exceeding $74,999 each." Plaintiffs do not specify damages as to other claims against the insurer defendants in the complaint. The plaintiffs in Palm Tree have not yet sought certification of the class. Because discovery has not been completed and the District Court has not determined if a class action is appropriate or the size or scope of any class, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Palm Tree litigation. In another consolidated action, The Heritage Corp. of South Florida v. National Union Fire Ins. Co. (Heritage), an individual plaintiff alleges damages "in excess of $75,000." Because discovery has not been completed and a precise amount of damages has not been specified, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Heritage litigation. For the remaining consolidated actions, as of February, 2012, plaintiffs have not specified an amount of alleged damages arising from these actions. AIG is therefore unable to reasonably estimate the possible loss or range of losses, if any, arising from these matters.

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

60            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

AIG 2012 Form 10-Q            61

American International Group, Inc.

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

    On August 1, 2011, the Court issued an opinion and order granting the motion for class certification and preliminarily approving the proposed class-action settlement, subject to certain minor modifications that the Court noted the parties already had agreed to make. The opinion and order became effective upon the entry of a separate Findings and Order Preliminarily Certifying a Settlement Class and Preliminarily Approving Proposed Settlement on August 5, 2011. Liberty Mutual sought leave from the United States Court of Appeals for the Seventh Circuit to appeal the August 5, 2011 class certification decision, which was denied on August 19, 2011. Notice of the settlement was issued to the class members on August 19, 2011 advising that any class member

62            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

wishing to opt out of or object to the class-action settlement was required to do so by October 3, 2011. RLI Insurance Company and its affiliates, which were to receive less than one thousand dollars under the proposed settlement, sent the only purported opt-out notice. Liberty Mutual, including its subsidiaries Safeco and Ohio Casualty, and the Kemper group of insurance companies, through their affiliate Lumbermens Mutual Casualty, were the only two objectors. AIG and the settling class plaintiffs filed responses to the objectors' submissions on October 28, 2011. The Court conducted a final fairness hearing on November 29, 2011. Immediately prior to the hearing, Lumbermens Mutual Casualty withdrew its objection to the settlement. On December 21, 2011, the Court issued an order granting final approval of the settlement, but staying that ruling pending a forthcoming opinion. On February 28, 2012, the Court entered a final order and judgment approving the class action settlement. Liberty Mutual, Safeco and Ohio Casualty filed notices of their intent to appeal the Court's final order and judgment. The Court of Appeals for the Seventh Circuit has consolidated the appeals.

    The $450 million settlement amount, which is currently held in escrow pending final resolution of the class-action settlement, was funded in part from the approximately $191.5 million remaining in the Workers' Compensation Fund, after the transfer of the $146.5 million in fines, penalties, and premium taxes discussed in the NAIC Examination of Workers' Compensation Premium Reporting matter above into a separate escrow account pursuant to the regulatory settlement agreement. In the event that the proposed class action settlement is not approved, the litigation will resume. As of March 31, 2012, AIG has an accrued liability equal to the amounts payable under the settlement.

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

AIG 2012 Form 10-Q            63

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

sets of plaintiffs agreed that counsel for the original plaintiffs would act as lead counsel, and intervenors also withdrew their Amended Complaint in Intervention. The trial court approved all of the foregoing steps and, in April 2009, established a schedule for class action discovery that was to lead to a hearing on class certification in March 2010. The Court has since appointed a special master to oversee class action discovery and has directed the parties to submit a new discovery schedule after certain discovery disputes are resolved. Class discovery is ongoing. A class certification hearing has been set for May 30, 2012.

    As of May 3, 2012, the parties have not completed class action discovery, general discovery has not commenced, and the court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

(B) COMMITMENTS

Flight Equipment

    At March 31, 2012, ILFC had committed to purchase 247 new aircraft, including 18 aircraft through sale-leaseback transactions with airlines, three used aircraft, and nine new spare engines deliverable from 2012 through 2019, with aggregate estimated total remaining payments of approximately $18.7 billion. ILFC also has the right to purchase an additional 50 Airbus A320neo family narrowbody aircraft. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

Other Commitments

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.8 billion at March 31, 2012.

(C) CONTINGENCIES

Liability for unpaid claims and claims adjustment expense

    Although AIG regularly reviews the adequacy of the established Liability for unpaid claims and claims adjustment expense, there can be no assurance that AIG's loss reserves will not develop adversely and have a material adverse effect on its results of operations. Estimation of ultimate net losses, loss expenses and loss reserves is a complex process for long-tail casualty lines of business, which include general liability, commercial automobile liability, workers' compensation, excess casualty and crisis management coverages, insurance and risk management programs for large corporate customers and other customized structured insurance products, as well as excess and umbrella liability, directors and officers and products liability. Generally, actual historical loss development factors are used to project future loss development. However, there can be no assurance that future loss development patterns will be the same as in the past. Moreover, any deviation in loss cost trends or in loss development factors might not be discernible for an extended period of time subsequent to the recording of the initial loss reserve estimates for any accident year. There is the potential for reserves with respect to a number of years to be significantly affected by changes in loss cost trends or loss development factors that were relied upon in setting the reserves. These changes in loss cost trends or loss development factors could be attributable to changes in economic conditions in the United States and abroad, changes in the legal, regulatory, judicial and social environment, changes in medical cost trends (inflation, intensity and utilization of medical services), underlying policy pricing, terms and conditions, and claims handling practices.

64            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 (D) GUARANTEES

Subsidiaries

    AIG has issued unconditional guarantees with respect to the prompt payment, when due, of all present and future payment obligations and liabilities of AIGFP arising from transactions entered into by AIGFP.

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at March 31, 2012 was $437 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of a scheduled payment to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

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

    AIG is unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, AIG believes that it is unlikely it will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheet. See Notes 1 and 13 herein for additional information on sales of businesses and asset dispositions.

ALICO Sale

    Pursuant to the terms of the American Life Insurance Company (ALICO) stock purchase agreement, AIG has agreed to provide MetLife with certain indemnities, the most significant of which include:

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

AIG 2012 Form 10-Q            65

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    In connection with the indemnity obligations described above, as of March 31, 2012, approximately $1.6 billion of proceeds from the sale of ALICO were on deposit in an escrow arrangement. The amount required to be held in escrow declines to zero in April 2013, with claims submitted related to the indemnifications reducing the amount that can be released to AIG.

AIG Star and AIG Edison Sale

    Pursuant to the terms of the AIG Star and AIG Edison stock purchase agreement, AIG has agreed to provide Prudential Financial, Inc. with certain indemnities, the most significant of which is indemnification related to breaches of general representations and warranties that exceed 4.1 billion Yen ($49.5 million at the March 31, 2012 exchange rate), with a maximum payout of 102 billion Yen ($1.2 billion at the March 31, 2012 exchange rate). Except for certain specified representations and warranties that may have a longer survival period, the indemnification extends until November 1, 2012.

Other

  •
  See Note 7 herein for commitments and guarantees associated with VIEs.

  •
  See Note 8 herein for disclosures on derivatives.

  •
  See Note 14 herein for additional disclosures on guarantees of outstanding debt.

10. TOTAL EQUITY AND EARNINGS (LOSS) PER SHARE

SHARES OUTSTANDING

The following table presents a rollforward of outstanding shares:

	Preferred Stock
					Common Stock Issued	Treasury Stock	Outstanding Shares
	AIG Series E	AIG Series F	AIG Series C	AIG Series G

Three Months Ended March 31, 2012
Shares, beginning of year	-	-	-	-	1,906,568,099	(9,746,617)	1,896,821,482
Issuances	-	-	-	-	46,453	27,654	74,107
Shares repurchased	-	-	-	-	-	(103,448,276)	(103,448,276)

Shares, end of period	-	-	-	-	1,906,614,552	(113,167,239)	1,793,447,313

Three Months Ended March 31, 2011
Shares, beginning of year	400,000	300,000	100,000	-	147,124,067	(6,660,908)	140,463,159
Issuances	-	-	-	20,000	1,218,766	56	1,218,822
Shares exchanged*	(400,000)	(300,000)	(100,000)	-	1,655,037,962	-	1,655,037,962

Shares, end of period	-	-	-	20,000	1,803,380,795	(6,660,852)	1,796,719,943

*
See Note 1 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for further discussion of shares exchanged in connection with the Recapitalization.

Repurchases of Equity Securities

    In the first quarter of 2012, AIG's Board of Directors (the Board) authorized the repurchase of shares of AIG Common Stock with an aggregate purchase amount of up to $3 billion from time to time in the open market, private purchases, through derivative or automatic purchase contracts, or otherwise. This authorization replaced all prior AIG Common Stock repurchase authorizations.

66            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On March 13, 2012, the Department of the Treasury, as the selling shareholder, closed the sale of 206,896,552 shares of AIG Common Stock, at a public offering price of $29.00 per share. AIG purchased 103,448,276 shares of AIG Common Stock in the Offering at the public offering price for an aggregate purchase amount of $3.0 billion, thus utilizing the full authorization.

Dividends

    Payment of future dividends depends on the regulatory framework that will ultimately be applicable to AIG. This framework will depend on, among other things, whether AIG is treated as either a systemically important financial institution (SIFI) or as a savings and loan holding company under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). The level of the Department of the Treasury's ownership in AIG may affect AIG's regulatory status. In addition, dividends will be payable on AIG's Common Stock only when, as and if declared by the Board in its discretion, from funds legally available therefor. In considering whether to pay a dividend or repurchase shares of AIG Common Stock, the Board will take into account such matters as AIG's financial position, the performance of its businesses, its consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, contractual, legal and regulatory restrictions on the payment of dividends by subsidiaries to AIG, rating agency considerations, including the potential effect on AIG's debt ratings, and such other factors as AIG's Board may deem relevant. AIG has not paid any cash dividends in 2011 or 2012.

    See Note 18 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for discussion of restrictions on payments of dividends by AIG subsidiaries.

AIG 2012 Form 10-Q            67

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, December 31, 2011, net of tax	$(736)	$7,891	$(1,028)	$(17)	$(957)	$5,153
Change in unrealized appreciation of investments	1,109	1,602	-	-	-	2,711
Change in deferred acquisition costs adjustment and other	(65)	(314)	-	-	-	(379)
Change in future policy benefits	(41)	75	-	-	-	34
Change in foreign currency translation adjustments	-	-	87	-	-	87
Change in net derivative gains arising from cash flow hedging activities	-	-	-	4	-	4
Net actuarial gain	-	-	-	-	41	41
Prior service credit	-	-	-	-	(12)	(12)
Change attributable to divestitures and deconsolidations	-	-	-	-	-	-
Deferred tax asset (liability)	(390)	(382)	4	18	(11)	(761)

Total other comprehensive income	613	981	91	22	18	1,725
Noncontrolling interests	-	4	1	-	-	5

Balance, March 31, 2012, net of tax	$(123)	$8,868	$(938)	$5	$(939)	$6,873

Balance, December 31, 2010, net of tax	$(659)	$8,888	$298	$(34)	$(869)	$7,624
Cumulative effect of change in accounting principle	-	283	(364)	-	-	(81)

Change in unrealized appreciation of investments	646	(69)	-	-	-	577
Change in deferred acquisition costs adjustment and other	(87)	(71)	-	-	-	(158)
Change in future policy benefits	-	-	-	-	-	-
Change in foreign currency translation adjustments	-	-	649	-	-	649
Change in net derivative losses arising from cash flow hedging activities	-	-	-	18	-	18
Net actuarial gain	-	-	-	-	3	3
Prior service credit	-	-	-	-	(1)	(1)
Change attributable to divestitures and deconsolidations	53	(1,129)	(1,506)	-	248	(2,334)
Deferred tax asset (liability)	(216)	462	340	(5)	(115)	466

Total other comprehensive income (loss)	396	(807)	(517)	13	135	(780)
Acquisition of noncontrolling interest	-	78	84	-	(19)	143
Noncontrolling interests	3	(3)	36	-	-	36

Balance, March 31, 2011, net of tax	$(266)	$8,445	$(535)	$(21)	$(753)	$6,870

68            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2012 and 2011:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Three Months Ended March 31, 2012
Unrealized change arising during period	$1,001	$2,323	$87	$(1)	$-	$3,410
Less: Reclassification adjustments included in net income	(2)	960	-	(5)	(29)	924

Total other comprehensive income, before income tax expense (benefit)	1,003	1,363	87	4	29	2,486
Less: Income tax expense (benefit)	390	382	(4)	(18)	11	761

Total other comprehensive income, net of income tax expense (benefit)	$613	$981	$91	$22	$18	$1,725

Three Months Ended March 31, 2011
Unrealized change arising during period	$542	$(342)	$649	$-	$-	$849
Less: Reclassification adjustments included in net income	(70)	927	1,506	(18)	(250)	2,095

Total other comprehensive income (loss), before income tax expense (benefit)	612	(1,269)	(857)	18	250	(1,246)
Less: Income tax expense (benefit)	216	(462)	(340)	5	115	(466)

Total other comprehensive income (loss), net of income tax expense (benefit)	$396	$(807)	$(517)	$13	$135	$(780)

NONCONTROLLING INTERESTS

    During the quarter ended March 31, 2012, the remaining liquidation preference of the AIA SPV Preferred Interests was paid down in full. See Note 1 herein for a description of the transactions that provided funds to pay down the remaining liquidation preference.

AIG 2012 Form 10-Q            69

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents a rollforward of non-controlling interests:

	Redeemable Noncontrolling interests			Non-redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Held by FRBNY	Other	Total

Three Months Ended March 31, 2012
Balance, beginning of year	$8,427	$96	$8,523	$-	$855	$855

Repayment to Department of the Treasury	(8,635)	-	(8,635)	-	-	-
Net contributions	-	18	18	-	28	28
Consolidation (deconsolidation)	-	(5)	(5)	-	-	-
Comprehensive income:
Net income	208	10	218	-	23	23
Accumulated other comprehensive income, net of tax:
Unrealized gains on investments	-	2	2	-	2	2
Foreign currency translation adjustments	-	-	-	-	1	1

Total accumulated other comprehensive income, net of tax	-	2	2	-	3	3

Total comprehensive income	208	12	220	-	26	26

Other	-	-	-	-	(16)	(16)

Balance, end of period	$-	$121	$121	$-	$893	$893

Three Months Ended March 31, 2011
Balance, beginning of year	$-	$434	$434	$26,358	$1,562	$27,920
Repurchase of SPV preferred interests in connection with Recapitalization	-	-	-	(26,432)	-	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	20,292	-	20,292	-	-	-
Repayment to Department of the Treasury	(9,146)	-	(9,146)	-	-	-
Net contributions	-	(26)	(26)	-	(96)	(96)
Consolidation (deconsolidation)	-	(125)	(125)	-	(109)	(109)
Acquisition of noncontrolling interest	-	-	-	-	(509)	(509)
Comprehensive income:
Net income	178	9	187	74	(57)	17
Accumulated other comprehensive income, net of tax: Unrealized gains on investments	-	(1)	(1)	-	1	1
Foreign currency translation adjustments	-	-	-	-	36	36

Total accumulated other comprehensive income (loss), net of tax	-	(1)	(1)	-	37	37

Total comprehensive income (loss)	178	8	186	74	(20)	54

Other	-	(13)	(13)	-	(9)	(9)

Balance, end of period	$11,324	$278	$11,602	$-	$819	$819

EARNINGS (LOSS) PER SHARE (EPS)

    Basic and diluted earnings (loss) per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted EPS is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits. Basic EPS was not affected by outstanding stock purchase contracts. Diluted EPS is determined considering the potential dilution

70            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

from outstanding stock purchase contracts using the treasury stock method and was not affected by the previously outstanding stock purchase contracts because they were not dilutive.

The following table presents the computation of basic and diluted EPS:

Three Months Ended March 31, (dollars in millions, except per share data)	2012	2011

Numerator for EPS:
Income (loss) from continuing operations	$3,436	$(1,084)
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	208	252
Other	33	(55)

Total net income (loss) from continuing operations attributable to noncontrolling interests	241	197

Net income (loss) attributable to AIG from continuing operations	3,195	(1,281)

Income (loss) from discontinued operations	$13	$2,585
Net income (loss) from discontinued operations attributable to noncontrolling interests	-	7

Net income (loss) attributable to AIG from discontinued operations, applicable to common stock for EPS	13	2,578

Deemed dividends to AIG Series E and F Preferred Stock	-	(812)

Net income (loss) attributable to AIG common shareholders from continuing operations, applicable to common stock for EPS	$3,195	$(2,093)

Denominator for EPS:
Weighted average shares outstanding – basic	1,875,972,970	1,557,748,353
Dilutive shares	29,805	-

Weighted average shares outstanding – diluted*	1,876,002,775	1,557,748,353

EPS attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.70	$(1.34)
Income (loss) from discontinued operations	$0.01	$1.65
Diluted:
Income (loss) from continuing operations	$1.70	$(1.34)
Income (loss) from discontinued operations	$0.01	$1.65

*
Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans and the warrants issued to the Department of the Treasury in 2009. The number of shares and warrants excluded from diluted shares outstanding were 78 million and 65 million for the three months ended March 31, 2012 and 2011, respectively, because the effect would have been anti-dilutive. Included in the anti-dilutive total for the three months ended March 31, 2012 and 2011 were 75 million and 59 million shares, respectively, representing the weighted average amount of warrants to purchase AIG Common Stock that were issued to shareholders on January 19, 2011.

    Deemed dividends represent the excess of (i) the fair value of the consideration transferred to the Department of the Treasury, which consists of 1,092,169,866 shares of AIG Common Stock, $20.2 billion of redeemable AIA SPV Preferred Interests and preferred interests in the ALICO SPV, and a liability for a commitment by AIG to pay the Department of the Treasury's costs to dispose of all of its shares, over (ii) the carrying value of the Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series E Preferred Stock), and Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share (the Series F Preferred Stock). The fair value of the AIG Common Stock issued for the Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (Series C Preferred Stock) over the carrying value of the Series C Preferred Stock is not a deemed dividend because the Series C Preferred Stock was

AIG 2012 Form 10-Q            71

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

contingently convertible into the 562,868,096 shares of AIG Common Stock for which it was exchanged. See Notes 1 and 17 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for further discussion on the Recapitalization.

11. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Total	Non-U.S. Plans	U.S. Plans	Total

Three Months Ended March 31, 2012
Components of net periodic benefit cost:
Service cost	$13	$37	$50	$1	$1	$2
Interest cost	8	50	58	-	3	3
Expected return on assets	(5)	(60)	(65)	-	-	-
Amortization of prior service (credit) cost	(1)	(8)	(9)	-	(3)	(3)
Amortization of net (gain) loss	4	29	33	-	-	-

Net periodic benefit cost	$19	$48	$67	$1	$1	$2

Three Months Ended March 31, 2011
Components of net periodic benefit cost:
Service cost	$22	$37	$59	$1	$2	$3
Interest cost	11	52	63	1	4	5
Expected return on assets	(7)	(63)	(70)	-	-	-
Amortization of prior service (credit) cost	(2)	-	(2)	-	-	-
Amortization of net (gain) loss	6	11	17	-	-	-

Net periodic benefit cost	$30	$37	$67	$2	$6	$8

Amount associated with discontinued operations	$10	$-	$10	$1	$-	$1

    For the three-month period ended March 31, 2012, AIG contributed $21 million to its U.S. and non-U.S. pension plans and estimates it will contribute an additional $70 million for the remainder of 2012. These estimates are subject to change since contribution decisions are affected by various factors, including AIG's liquidity, market performance and management discretion.

AMENDMENTS TO U.S. PENSION AND POSTRETIREMENT MEDICAL PLANS

    In the third quarter of 2011, AIG announced that, effective April 1, 2012, the AIG Retirement and AIG Excess Plans would be converted from a final average pay to a cash balance formula and the retiree medical employer subsidy for the AIG Postretirement Plan would be eliminated for certain employees. The affected plans were remeasured in 2011 to give effect to the amendments in the period that the changes were announced.

72            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. INCOME TAXES

INTERIM TAX CALCULATION METHOD

    AIG uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three-month period ended March 31, 2012, the tax effects of the gains on ML II and certain dispositions, including a portion of the ordinary shares of AIA and common units of The Blackstone Group L.P., as well as certain actual and projected gains on SunAmerica's available-for-sale securities were treated as discrete items.

INTERIM TAX EXPENSE (BENEFIT)

    For the three-month period ended March 31, 2012, the effective tax rate on pretax income from continuing operations was 25.0 percent. The effective tax rate for the three-month period ended March 31, 2012, attributable to continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and investments in partnerships, and a decrease in the life-insurance-business capital loss carryforward valuation allowance primarily attributable to the actual and projected gains on sales of SunAmerica's available-for-sale securities.

    For the three-month period ended March 31, 2011, the effective tax rate on pretax loss from continuing operations was 17.3 percent. The effective tax rate for the three-month period ended March 31, 2011, attributable to continuing operations differed from the statutory rate of 35 percent primarily due to an increase in the valuation allowance attributable to continuing operations for the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and changes in uncertain tax positions.

ASSESSMENT OF DEFERRED TAX ASSET VALUATION ALLOWANCES

    The evaluation of the recoverability of AIG's deferred tax asset and the need for a valuation allowance requires AIG to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

    AIG's framework for assessing the recoverability of the deferred tax assets requires AIG to consider all available evidence, including:

  •
  the nature, frequency, and amount of cumulative financial reporting income and losses in recent years;

  •
  the sustainability of recent operating profitability of AIG's subsidiaries;

  •
  the predictability of future operating profitability of the character necessary to realize the net deferred tax asset;

  •
  the carryforward period for the capital loss carryforwards, including the effect of reversing taxable temporary differences; and,

  •
  prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets.

    During the three-month period ended March 31, 2012, AIG has identified certain prudent and feasible tax planning strategies that result in an assessment that a portion of the life insurance business capital loss carryforwards will be realized on a more-likely-than-not basis prior to their expiration. The tax planning strategies are related to the actual and projected sales of available-for-sale securities in the life insurance business.

AIG 2012 Form 10-Q            73

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Additional life insurance business capital loss carryforwards may be realized in the future if and when other prudent and feasible tax planning strategies are identified.

    As a result of these tax planning strategies, AIG reached its conclusion that $190 million of the deferred tax asset valuation allowance for AIG's U.S. consolidated income tax group should be released during the three-month period ended March 31, 2012, of which $183 million was allocated to income from continuing operations.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

    At March 31, 2012 and December 31, 2011, AIG's unrecognized tax benefits, excluding interest and penalties, were $4.2 billion and $4.3 billion, respectively. At both March 31, 2012 and December 31, 2011, AIG's unrecognized tax benefits included $0.7 billion related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at March 31, 2012 and December 31, 2011, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $3.5 billion and $3.6 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At March 31, 2012 and December 31, 2011, AIG accrued $707 million and $744 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the three-month periods ended March 31, 2012 and 2011, AIG recognized $37 million and $35 million, respectively, of income tax benefit for interest net of the federal detriment and penalties.

    Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

13. DISCONTINUED OPERATIONS

    The results of operations for the following sales are presented as discontinued operations through the date of disposition in the 2011 Consolidated Statement of Operations:

    See Note 9(D) herein for a discussion of guarantees and indemnifications associated with sales of businesses.

  •
  AIG Star and AIG Edison Sale — On September 30, 2010, AIG entered into a definitive agreement with Prudential Financial, Inc. for the sale of its Japan-based insurance subsidiaries, AIG Star and AIG Edison, for total consideration of $4.8 billion, including the assumption of certain outstanding debt totaling $0.6 billion owed by AIG Star and AIG Edison. The transaction closed on February 1, 2011 and AIG recognized a pre-tax gain of $3.5 billion on the sale that is reflected in Income (loss) from discontinued operations in the Consolidated Statement of Operations.

  •
  Nan Shan Sale — On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. to a Taiwan-based consortium. For the three months ended March 31, 2011, AIG recorded a pre-tax loss of $305 million.

74            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table summarizes income (loss) from discontinued operations:

Three Months Ended March 31, (in millions)	2011

Revenues:
Premiums	$2,549
Net investment income	712
Net realized capital gains (losses)	369
Other income	5

Total revenues	3,635

Benefits, claims and expenses	3,095
Interest expense allocation	2

Income (loss) from discontinued operations	538

Gain (loss) on sales	3,028

Income (loss) from discontinued operations, before tax expense (benefit)	3,566

Income tax expense (benefit)	981

Income (loss) from discontinued operations, net of income tax	$2,585

14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

    The following condensed consolidating financial statements reflect the results of SunAmerica Financial Group, Inc. (SAFG, Inc.) formerly known as AIG Life Holdings (U.S.), Inc. (AIGLH), a holding company and a wholly owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of SAFG, Inc.

AIG 2012 Form 10-Q            75

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

March 31, 2012
Assets:
Short-term investments	$11,871	$-	$10,968	$(2,050)	$20,789
Other investments(a)	9,892	-	384,947	(8,667)	386,172

Total investments	21,763	-	395,915	(10,717)	406,961
Cash	86	-	1,229	-	1,315
Loans to subsidiaries(b)	36,165	-	(36,165)	-	-
Debt issuance costs	193	-	303	-	496
Investment in consolidated subsidiaries(b)	72,282	34,243	(23,768)	(82,757)	-
Other assets, including current and deferred income taxes	24,882	2,724	122,463	(4,438)	145,631

Total assets	$155,371	$36,967	$459,977	$(97,912)	$554,403

Liabilities:
Insurance liabilities	$-	$-	$282,526	$(277)	$282,249
Other long-term debt	36,658	1,638	46,528	(8,728)	76,096
Other liabilities, including intercompany balances(a)(c)	14,639	1,729	81,364	(6,139)	91,593
Loans from subsidiaries(b)	623	237	(860)	-	-

Total liabilities	51,920	3,604	409,558	(15,144)	449,938

Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	-	-	-	-	-
Other	-	-	28	93	121

Total redeemable noncontrolling interests	-	-	28	93	121

Total AIG shareholders' equity	103,451	33,363	49,945	(83,308)	103,451
Other noncontrolling interests	-	-	446	447	893

Total noncontrolling interests	-	-	446	447	893

Total equity	103,451	33,363	50,391	(82,861)	104,344

Total liabilities and equity	$155,371	$36,967	$459,977	$(97,912)	$554,403

December 31, 2011
Assets:
Short-term investments	$12,868	$-	$14,110	$(4,406)	$22,572
Other investments(a)	6,599	-	481,525	(100,258)	387,866

Total investments	19,467	-	495,635	(104,664)	410,438
Cash	176	13	1,285	-	1,474
Loans to subsidiaries(b)	39,971	-	(39,971)	-	-
Debt issuance costs	196	-	297	-	493
Investment in consolidated subsidiaries(b)	79,802	32,361	(11,600)	(100,563)	-
Other assets, including current and deferred income taxes	24,317	2,704	117,231	(4,297)	139,955

Total assets	$163,929	$35,078	$562,877	$(209,524)	$552,360

Liabilities:
Insurance liabilities	$-	$-	$282,790	$(274)	$282,516
Other long-term debt	35,906	1,638	138,240	(100,531)	75,253
Other liabilities, including intercompany balances(a)(c)	14,169	2,402	75,132	(8,028)	83,675
Loans from subsidiaries(b)	12,316	249	(12,565)	-	-

Total liabilities	62,391	4,289	483,597	(108,833)	441,444

Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	-	-	-	8,427	8,427
Other	-	-	29	67	96

Total redeemable noncontrolling interests	-	-	29	8,494	8,523

Total AIG shareholders' equity	101,538	30,789	78,859	(109,648)	101,538
Other noncontrolling interests	-	-	392	463	855

Total noncontrolling interests	-	-	392	463	855

Total equity	101,538	30,789	79,251	(109,185)	102,393

Total liabilities and equity	$163,929	$35,078	$562,877	$(209,524)	$552,360

(a)
Includes intercompany derivative asset positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For March 31, 2012 and December 31, 2011, includes intercompany tax payable of $9.7 billion and $9.8 billion, respectively, and intercompany derivative liabilities of $768 million and $901 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $129 million and $128 million, respectively, for SAFG, Inc.

76            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended March 31, 2012
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$2,820	$(1,336)	$-	$(1,484)	$-
Change in fair value of ML III	651	-	601	-	1,252
Other income(b)	651	1,437	15,307	(204)	17,191

Total revenues	4,122	101	15,908	(1,688)	18,443

Expenses:
Other interest expense(c)	644	54	459	(204)	953
Net loss on extinguishment of debt	-	-	21	-	21
Other expenses	179	-	12,706	-	12,885

Total expenses	823	54	13,186	(204)	13,859

Income (loss) from continuing operations before income tax expense	3,299	47	2,722	(1,484)	4,584
Income tax expense	91	-	1,057	-	1,148

Income (loss) from continuing operations	3,208	47	1,665	(1,484)	3,436
Income from discontinued operations	-	-	13	-	13

Net income (loss)	3,208	47	1,678	(1,484)	3,449
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	208	208
Other	-	-	33	-	33

Total net income attributable to noncontrolling interests	-	-	33	208	241

Net income (loss) attributable to AIG	$3,208	$47	$1,645	$(1,692)	$3,208

Three Months Ended March 31, 2011
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$3,992	$336	$-	$(4,328)	$-
Change in fair value of ML III	-	-	744	-	744
Other income(b)	41	258	16,737	(341)	16,695

Total revenues	4,033	594	17,481	(4,669)	17,439

Expenses:
Interest expense on FRBNY Credit Facility	72	-	-	(2)	70
Other interest expense(c)	751	94	487	(341)	991
Net loss on extinguishment of debt	3,313	-	-	-	3,313
Other expenses	47	-	14,328	-	14,375

Total expenses	4,183	94	14,815	(343)	18,749

Income (loss) from continuing operations before income tax expense (benefit)	(150)	500	2,666	(4,326)	(1,310)
Income tax expense (benefit)	(316)	81	9	-	(226)

Income (loss) from continuing operations	166	419	2,657	(4,326)	(1,084)
Income (loss) from discontinued operations	1,131	-	1,456	(2)	2,585

Net income (loss)	1,297	419	4,113	(4,328)	1,501
Less:
Net income (loss) from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	252	252
Other	-	-	(55)	-	(55)

Total income (loss) from continuing operations attributable to noncontrolling interests	-	-	(55)	252	197
Income from discontinued operations attributable to noncontrolling interests	-	-	7	-	7

Total net income (loss) attributable to noncontrolling interests	-	-	(48)	252	204

Net income (loss) attributable to AIG	$1,297	$419	$4,161	$(4,580)	$1,297

(a)
Eliminated in consolidation.

(b)
Includes intercompany income of $71 million and $146 million for the three-month periods ended March 31, 2012 and 2011, respectively, for American International Group, Inc. (As Guarantor).

(c)
Includes intercompany interest expense of $133 million and $195 million for the three-month periods ended March 31, 2012 and 2011, respectively, for American International Group, Inc. (As Guarantor).

AIG 2012 Form 10-Q            77

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended March 31, 2012
Net income (loss)	$3,208	$47	$1,678	$(1,484)	$3,449
Other comprehensive income (loss)	1,725	-	(15)	15	1,725

Comprehensive income (loss)	4,933	47	1,663	(1,469)	5,174
Total comprehensive income attributable to noncontrolling interests	5	-	33	208	246

Comprehensive income (loss) attributable to AIG	$4,928	$47	$1,630	$(1,677)	$4,928

Three Months Ended March 31, 2011
Net income (loss)	$1,297	$419	$4,113	$(4,328)	$1,501
Other comprehensive income (loss)	(780)	-	(522)	522	(780)

Comprehensive income (loss)	517	419	3,591	(3,806)	721
Total comprehensive income (loss) attributable to noncontrolling interests	36	-	(47)	251	240

Comprehensive income attributable to AIG	$481	$419	$3,638	$4,057	$481

78            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Three Months Ended March 31, 2012
Net cash (used in) provided by operating activities	$(799)	$1,352	$(664)	$(111)

Cash flows from investing activities:
Sales of investments	764	-	25,432	26,196
Purchase of investments	-	-	(17,393)	(17,393)
Loans to subsidiaries – net	3,866	-	(3,866)	-
Contributions to subsidiaries – net	(168)	-	168	-
Net change in restricted cash	(560)	-	29	(531)
Net change in short-term investments	1,450	-	722	2,172
Other, net	106	-	(364)	(258)

Net cash (used in) provided by investing activities	5,458	-	4,728	10,186

Cash flows from financing activities:
Issuance of long-term debt	1,996	300	2,473	4,769
Repayments of long-term debt	(1,339)	-	(2,925)	(4,264)
Purchase of Common Stock	(3,000)	-	-	(3,000)
Intercompany loans – net	(2,400)	(1,665)	4,065	-
Other, net	(6)	-	(7,731)	(7,737)

Net cash (used in) financing activities	(4,749)	(1,365)	(4,118)	(10,232)

Effect of exchange rate changes on cash	-	-	(2)	(2)

Change in cash	(90)	(13)	(56)	(159)
Cash at beginning of period	176	13	1,285	1,474

Cash at end of period	$86	$-	$1,229	$1,315

AIG 2012 Form 10-Q            79

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Three Months Ended March 31, 2011
Net cash (used in) provided by operating activities – continuing operations	$(4,809)	$131	$(1,864)	$(6,542)
Net cash (used in) provided by operating activities – discontinued operations	-	-	1,230	1,230

Net cash (used in) provided by operating activities	(4,809)	131	(634)	(5,312)

Cash flows from investing activities:
Sales of investments	2,155	-	24,232	26,387
Sales of divested businesses, net	1,075	-	(1,075)	-
Purchase of investments	(3)	-	(21,543)	(21,546)
Loans to subsidiaries – net	884	-	(884)	-
Contributions to subsidiaries – net*	(19,596)	-	19,596	-
Net change in restricted cash	2,012	-	24,268	26,280
Net change in short-term investments	(1,083)	-	5,263	4,180
Other, net*	57	-	54	111

Net cash (used in) provided by investing activities – continuing operations	(14,499)	-	49,911	35,412
Net cash (used in) provided by investing activities – discontinued operations	-	-	4,205	4,205

Net cash (used in) provided by investing activities	(14,499)	-	54,116	39,617

Cash flows from financing activities:
Federal Reserve Bank of New York credit facility repayments	(14,622)	-	-	(14,622)
Issuance of long-term debt	-	-	183	183
Repayments of long-term debt	(1,458)	-	(2,436)	(3,894)
Proceeds from drawdown on the Department of the Treasury Commitment*	20,292	-	-	20,292
Settlement of equity unit stock purchase contract	723	-	-	723
Intercompany loans – net	14,366	(131)	(14,235)	-
Other, net*	-	-	(35,530)	(35,530)

Net cash (used in) provided by financing activities – continuing operations	19,301	(131)	(52,018)	(32,848)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(1,637)	(1,637)

Net cash (used in) provided by financing activities	19,301	(131)	(53,655)	(34,485)

Effect of exchange rate changes on cash	-	-	23	23

Change in cash	(7)	-	(150)	(157)
Cash at beginning of period	49	-	1,509	1,558
Change in cash of businesses held for sale	-	-	400	400

Cash at end of period	$42	$-	$1,759	$1,801

*
Includes activities related to the Recapitalization. See Note 10 herein.

80            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SUPPLEMENTARY DISCLOSURE OF CONDENSED CONSOLIDATING CASH FLOW INFORMATION:

	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the three months ended March 31, 2012 for:
Interest:
Third party	$(398)	$(32)	$(509)	$(939)
Intercompany	(128)	(22)	150	-
Taxes:
Income tax authorities	$2	$-	$(99)	$(97)
Intercompany	145	-	(145)	-

Cash (paid) received during the three months ended March 31, 2011 for:
Interest:
Third party*	$(5,147)	$(32)	$(617)	$(5,796)
Intercompany	(162)	(62)	224	-
Taxes:
Income tax authorities	$14	$-	$(398)	$(384)
Intercompany	(44)	-	44	-

*
Includes payment of FRBNY Credit Facility accrued compounded interest of $4.7 billion in the first quarter of 2011.

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Three Months Ended March 31, (in millions)	2012	2011

Intercompany non-cash financing and investing activities:
Capital contributions
in the form of bond available for sale securities	$959	$-
Return of capital and dividend received
in the form of cancellation of intercompany loan	9,303	-
in the form of bond trading securities	3,320	3,668
Intercompany loan receivable offset by intercompany payable	-	18,187
Other capital contributions – net	187	(906)

AIG 2012 Form 10-Q            81

American International Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    This Quarterly Report on Form 10-Q and other publicly available documents may include, and AIG's officers and representatives may from time to time make, projections, goals, assumptions and statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These projections, goals, assumptions and statements are not historical facts but instead represent only AIG's belief regarding future events, many of which, by their nature, are inherently uncertain and outside AIG's control. These projections, goals, assumptions and statements include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "view," "target" or "estimate". These projections, goals, assumptions and statements may address, among other things:

  •
  the timing of the disposition of the ownership position of the United States Department of the Treasury (Department of the Treasury) in AIG;

  •
  the cash flow projections and fair value for AIG's interest in Maiden Lane III LLC (ML III);

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

  •
  AIG's strategies to grow net investment income, efficiently manage capital and reduce expenses;

  •
  AIG's strategies for customer retention, growth, product development, market position, financial results and reserves; and

  •
  the revenues and combined ratios of AIG's subsidiaries.

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

82            AIG 2012 Form 10-Q

American International Group, Inc.

  •
  judgments concerning the recoverability of aircraft values in ILFC's fleet; and

  •
  such other factors as are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Part I Item 1A. Risk Factors and discussed throughout Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K of AIG for the year ended December 31, 2011, as amended by Amendment No. 1 and Amendment No. 2 on Form 10-K/A filed on February 27, 2012 and March 30, 2012, respectively (collectively, the 2011 Annual Report on Form 10-K).

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

    Management believes that the measures described at Results of Operations — Segment Results enhance the understanding of the underlying profitability of the ongoing operations of the businesses and allow for more meaningful comparisons with AIG's insurance competitors. Reconciliations of these measures to pre-tax income, the most directly comparable measurement derived from accounting principles generally accepted in the United States (GAAP), are included in Results of Operations — Segment Results.

EXECUTIVE OVERVIEW

    This executive overview of management's discussion and analysis highlights selected information and may not contain all of the information that is important to current or potential investors in AIG's securities. This Quarterly Report on Form 10-Q should be read in its entirety, together with the 2011 Annual Report on Form 10-K, for a complete description of events, trends and uncertainties as well as the capital, liquidity, credit, operational and market risks, and the critical accounting estimates affecting AIG and its subsidiaries.

    AIG reports its results of operations as follows:

  •
  Chartis — Chartis offers a breadth of insurance products and services to businesses and individuals worldwide. Commercial insurance products are primarily distributed to businesses through insurance brokers. Major lines of business include casualty, property, financial lines and specialty (including aerospace, environmental, surety, marine, trade credit and political risk coverages, and various product offerings to small and medium enterprises). Consumer insurance products are primarily distributed to individual consumers or groups of consumers through individual agents, brokers, and on a direct-to-consumer basis. Consumer lines of business include accident & health (A&H) and personal lines. In addition, life products offered through Fuji Fire & Marine Insurance Company Limited (Fuji) are included in A&H.

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

AIG 2012 Form 10-Q            83

American International Group, Inc.

  •
  Aircraft Leasing — AIG's commercial aircraft leasing business is conducted through ILFC (and, since the date of its acquisition by ILFC on October 7, 2011, AeroTurbine, Inc. (AeroTurbine)).

  •
  Other Operations — AIG's Other operations include results from Mortgage Guaranty operations (conducted through United Guaranty Corporation (UGC)), Global Capital Markets operations (consisting of the operations of AIG Markets, Inc. (AIG Markets) and the remaining derivatives portfolio of AIG Financial Products Corp. and AIG Trading Group Inc. and their respective subsidiaries (collectively, AIGFP)), Direct Investment book (including the Matched Investment Program (MIP) and certain non-derivative assets and liabilities of AIGFP), Retained Interests (as defined below) and Corporate & Other operations (after allocations to AIG's business segments).

PRIOR PERIOD REVISIONS

    Prior period amounts have been revised to reflect the following:

Accounting for Deferred Acquisition Costs

    As discussed in Note 2 to the Consolidated Financial Statements, AIG retrospectively adopted an accounting standard on January 1, 2012 that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts.

The impact to AIG shareholders' equity and Net income (loss) attributable to AIG previously reported in 2011 is summarized below:

At December 31, (in millions)	2011

AIG shareholders' equity as previously reported	$104,951
Impact of adoption of new standard on AIG Shareholders' equity	(3,413)

AIG shareholders' equity as currently reported	$101,538

Three Months Ended March 31, (in millions)	2011

Net income attributable to AIG as previously reported	$269
Impact of adoption of new standard on Net income attributable to AIG	1,028

Net income attributable to AIG as currently reported	$1,297

Chartis Segment Changes

    To align financial reporting with changes made during 2012 to the manner in which AIG's chief operating decision makers review the businesses to assess performance and make decisions about resources to be allocated, certain products previously reported in Commercial Insurance were reclassified to Consumer Insurance. These revisions did not affect the total Chartis segment results previously reported.

FINANCIAL OVERVIEW

    Income from continuing operations before income taxes in 2012 of $4.6 billion primarily consists of:

  •
  pre-tax income from insurance operations of $1.8 billion

  •
  total increase in fair value and realized gain on AIG's interests in AIA ordinary shares of $1.8 billion; and

  •
  an increase in fair value of AIG's interests in ML III of $1.3 billion due to tightening credit spreads.

    Pre-tax income from insurance operations reflected Chartis' continued benefit from growth in higher value lines of businesses and geographies and improving pricing trends. Chartis results included catastrophe losses of

84            AIG 2012 Form 10-Q

American International Group, Inc.

$80 million and net prior year adverse development of $66 million in the first quarter of 2012. SunAmerica is benefiting from its broad portfolio of competitive products, diverse and strong distribution relationships, and continued discipline in product pricing. SunAmerica results benefited from the reinvestment of cash in 2011 and positive equity market performance in the first quarter of 2012. Partially offsetting SunAmerica's improvements were lower returns from hedge funds and private equity investments in the first quarter of 2012.

    Loss from continuing operations before income taxes in 2011 of $1.3 billion primarily consisted of:

  •
  pre-tax income from insurance operations of $0.6 billion, reflecting catastrophe losses of $1.7 billion, largely arising from the Great Tohoku Earthquake & Tsunami in Japan;

  •
  a $3.3 billion charge, primarily consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the credit facility provided by the Federal Reserve Bank of New York (the FRBNY, and such credit facility, the FRBNY Credit Facility) in 2011; and

  •
  increases in total changes in fair value in AIG's interests in AIA ordinary shares and its ML III interest of $1.1 billion and $0.7 billion, respectively.

    In 2011, AIG recorded income from discontinued operations net of taxes of $2.6 billion, which included a pre-tax gain of $3.5 billion recorded in the first quarter of 2011 on the sale of AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison).

CAPITAL RESOURCES AND LIQUIDITY

    In the first quarter of 2012, AIG paid down the remaining preferred interests in the AIA Group Limited (AIA) special purpose vehicle (the AIA SPV, and such interests, the AIA SPV Preferred Interests) held by the Department of the Treasury. In addition, the Department of the Treasury, as selling shareholder, completed a registered public offering (the Offering) of AIG common stock, par value $2.50 per share (AIG Common Stock), in which it sold approximately 207 million shares of AIG Common Stock for aggregate proceeds of $6.0 billion. AIG purchased approximately 103 million shares of AIG Common Stock in the Offering for an aggregate purchase amount of approximately $3.0 billion. As a result of the Department of the Treasury's sale of AIG Common Stock and AIG's purchase of shares in the Offering, ownership by the Department of the Treasury was reduced from approximately 77 percent to approximately 70 percent of the AIG Common Stock outstanding after the completion of the Offering. AIG expects that the Department of the Treasury will seek to further reduce its ownership interest in AIG over time through additional secondary offerings or open market sales. Depending upon market conditions, available capital resources and liquidity, and any repurchase authorization then available, AIG may determine to participate as a purchaser in such secondary offerings.

    See Note 1 to the Consolidated Financial Statements and Liquidity of Parent and Subsidiaries herein for further discussion and other capital resources and liquidity developments.

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

AIG 2012 Form 10-Q            85

American International Group, Inc.

  •
  continuing to build, strengthen and streamline the financial and operating systems infrastructure and control environment throughout the organization, particularly in financial reporting, financial operations and human resources; and

  •
  restructuring AIG's operations consistent with its smaller size and plans to increase its competitiveness.

REGULATORY

    On October 18, 2011, the Financial Stability Oversight Council (the FSOC) published a second notice of proposed rulemaking and related interpretive guidance under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) regarding the designation of non-bank systemically important financial institutions (SIFIs). On April 3, 2012, the FSOC formally adopted the rule in substantially the same form as proposed. The rule sets forth a three-stage determination process for designating non-bank SIFIs. In Stage 1, FSOC would apply a set of uniform quantitative thresholds to identify the nonbank financial companies that will be subject to further evaluation. AIG expects that the FSOC will make its Stage 1 identifications before the end of 2012. Based on its financial condition as of March 31, 2012, AIG would meet the criteria in Stage 1 and would be subject to further evaluation by the FSOC in the SIFI determination process. Because Stages 2 and 3 would involve qualitative judgment by the FSOC, AIG cannot predict whether it would be designated as a non-bank SIFI under the rule.

    AIG's insurance companies, like other insurers, are subject to regulation and supervision by the states and jurisdictions in which they do business. State regulation relates primarily to financial condition as well as corporate conduct and market conduct activities; in particular, states have also become increasingly aggressive in using escheatment laws to seek recovery of unclaimed life insurance benefits. There are a number of proposals to amend state insurance laws and regulations, and a review of insurance solvency regulation throughout the U.S. regulatory system, which could significantly affect AIG's insurance businesses. At the federal level, Dodd-Frank will subject AIG's insurance subsidiaries, investment advisors, broker-dealers and their affiliates to additional federal regulation. In addition, regulators and lawmakers around the world are developing recommendations to address issues such as financial group supervision, corporate governance, enterprise risk management, capital and solvency standards, and related issues, which could potentially affect AIG and its subsidiaries.

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

CHARTIS

    Given the continued global economic environment and current property and casualty market conditions, 2012 is expected to remain challenging, but improving trends in certain key indicators may offset some of the challenges. Beginning in the second quarter of 2011, Chartis has observed continuing positive pricing trends, particularly in its U.S. commercial business. In certain growth economies such as Brazil, Turkey, India, and Asia Pacific countries, Chartis continues to expect improved growth.

Strategy

    Chartis continues to make strides in its strategy to further grow its higher value and less capital intensive lines of business, and to implement corrective actions on underperforming businesses. Management continues to review the businesses to evaluate their contribution to overall performance objectives.

86            AIG 2012 Form 10-Q

American International Group, Inc.

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

  •
  Business Mix Shift — Chartis seeks to continue to diversify its business portfolio, while retaining the flexibility to capitalize on sustainable profit in products and geographies of opportunity. Chartis believes that there is an opportunity to shift its current mix of business toward growth economy nations, such as China, India and Brazil among others, and to higher value lines such as consumer business and specialty commercial lines.

  •
  Commercial Insurance is effectively utilizing global underwriting and product best practices to target high value customers and geographies. Chartis is leveraging its significant global footprint and multinational capabilities to serve large and mid-sized businesses with cross-border operations. Commercial Insurance is also expanding its presence in the growth economy nations. In the Americas and the Europe, Middle East and Africa (EMEA) regions, Commercial Insurance expects to focus on the higher value lines within its portfolio and to capitalize on market opportunities.

  •
  Consumer Insurance continues to grow its net premiums written in key markets and to expand internationally, particularly in growth economy nations. Consumer Insurance growth strategies span multiple distribution channels and include direct to consumer, agent, broker and affinity groups. In the Asia Pacific region, the acquisition of Fuji enables the continued introduction of a breadth of products across its distribution channels and customer base. In the Americas region, Consumer Insurance continues to focus its growth in niche areas, such as the high net worth market, geographic expansion in Latin America, and the implementation of a U.S. group benefits strategy with American General Life Companies (American General). In the EMEA region, management expects modest growth and will continue to focus on profitable underwriting performance.

  •
  Loss Ratio Improvement — Chartis is continuing to focus on reducing the costs associated with adjusting claims by improving the effectiveness and efficiency in servicing its customers, thus improving its loss ratio. Chartis is placing emphasis on streamlining its claims operations, implementing effective technology and processes and the use of fraud detection tools to create a competitive advantage. Analyzing actuarial, underwriting, claims and legal data is helping Chartis develop its knowledge of the structural drivers of losses and improve pricing. Chartis is addressing these loss drivers proactively to mitigate their impact on reserve development and legal costs. Current accident year loss ratios are starting to show improvement and Chartis expects this trend to continue.

  •
  Expense Discipline — To achieve expense reductions, Chartis plans to take advantage of its global footprint to improve efficiencies and expand the use of shared services to support regional businesses in strategic locations, reduce use of external services and negotiate preferred rates with vendors. As a result of the business mix shift and the investment in the growth economy nations, policy acquisition expenses are expected to increase in 2012. Chartis expects, however, that these changes will ultimately help to generate business with overall more favorable underwriting results. Chartis continues to make strategic investments in systems processes and capabilities worldwide, which will increase expenses in the short-term, but should create additional value and greater efficiency in the future.

  •
  Risk Selection — Chartis is implementing enhanced pricing, risk selection and account management tools, and marketing analytics that Chartis believes enable underwriters to better select and price risks. Further changes include greater actuarial involvement in product aggregate pricing and attachments, widespread utilization of pricing and predictive models with actuarial support, policy form changes, increased policy exclusions and fewer multi-year policies being offered. During 2011, as part of its ongoing initiatives to reduce exposure to capital intensive long-tail lines, Chartis determined to cease writing Excess Workers'

AIG 2012 Form 10-Q            87

American International Group, Inc.

  Compensation business on a stand-alone basis. Based on this decision, Chartis includes this legacy line of business in Chartis Other and not in the ongoing Commercial Insurance operating results.

Capital Deployment

    In 2012, Chartis expects to continue to execute capital management initiatives by enhancing broad-based risk tolerance guidelines for its operating units and executing underwriting and reinsurance strategies to improve capital ratios and reduce volatility, increase return on equity by line of business and reduce exposure to businesses with inadequate pricing and increased loss trends.

    Chartis continues to streamline its legal entity structure, to enhance transparency with regulators and optimize capital and tax efficiency. During 2012, Chartis completed 18 legal entity restructuring transactions. In preparation for Solvency II compliance, Chartis Ireland was merged into Chartis Europe Limited as the first step towards achieving the overall plan to create a single Pan-European insurance carrier that will simplify the legal entity structure in Europe by the end of 2012, subject to regulatory approvals.

Investments

    For 2012, Chartis expects to continue to refine its investment strategy, which includes asset diversification and yield-enhancement opportunities that meet Chartis' liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

    See Segment Results — Chartis Operations — Chartis Results — Chartis Investing and Other Results and Note 5 to the Consolidated Financial Statements for additional information.

SUNAMERICA

    SunAmerica continues to pursue its goals of expanding the breadth and depth of its distribution relationships, introducing competitive new products and product enhancements, disciplined life insurance underwriting, maintaining a high quality investment portfolio and strong statutory surplus, proactively managing expenses and, subject to regulatory approval, continuing to make distributions to AIG Parent. SunAmerica expects to continue to make progress on all of these efforts in 2012.

Business Environment

  •
  Low interest rates and equity market volatility — SunAmerica's businesses and the life and annuity industry continue to be affected by the current economic environment of low interest rates and equity market volatility. Equity market volatility may result in higher reserves for variable annuity guarantee features, and both equity market volatility and low interest rates can affect the recoverability and amortization rate of deferred acquisition costs. Continued low interest rates put pressure on long-term investment returns, negatively affect future sales of interest rate-sensitive products and reduce future profits.

  •
  Future investment returns — Products such as payout annuities and traditional life insurance that are not rate-adjustable may require increases in reserves if changes in estimates of future investment returns result in projected future losses. SunAmerica would not expect in 2012 a DAC unlocking or increase in reserves due to loss recognition solely as a result of the low interest rate environment. However, because of the long-term nature of certain contracts for which reserving assumptions are established upon issuance of the contracts, small changes in certain of the original assumptions, particularly estimates of future invested asset returns, may cause large changes in the amount of reserve adequacy. The sale of securities in unrealized gain positions that support certain payout annuity products, and subsequent reinvestment of the proceeds at generally lower yields, triggered loss recognition of $87 million in the first quarter of 2012. Additional sales of such securities are contemplated in 2012, which could result in additional loss recognition or reserve increases in future periods. See Results of Operations — Segment Results — SunAmerica Operations.

88            AIG 2012 Form 10-Q

American International Group, Inc.

Organizational Realignment

    On April 12, 2012, SunAmerica announced several key organizational structure and management changes intended to better serve the organization's distribution partners and customers. Key aspects of the new structure are distinct product divisions, shared annuity and life operations platforms and a unified all-channel distribution organization with access to all SunAmerica products.

Variable Annuities

    SunAmerica variable annuity sales increased as various distribution partners, including SunAmerica's largest pre-financial-crisis variable annuity distribution partner, resumed sales of SunAmerica's products during 2011. As a result of broader distribution opportunities, SunAmerica expects variable annuity sales to remain strong in 2012.

    SunAmerica has a dynamic hedging program designed to manage economic risk exposure associated with changes in the fair value of embedded derivative liabilities contained in certain variable annuity contracts, caused by changes in the equity markets, interest rates and market implied volatilities. SunAmerica substantially hedges its exposure to equity markets. However, due to regulatory capital considerations, a significant portion of the interest rate exposure is unhedged. In the first quarter of 2012, SunAmerica began purchasing U.S. Treasury notes as a capital-efficient strategy to reduce this interest rate risk exposure over time.

    In amortizing DAC, value of business acquired (VOBA) and sales inducement assets (SIA), SunAmerica uses a reversion to mean methodology to account for fluctuations in separate account returns for its variable annuity business. Favorable separate account returns could trigger a favorable unlocking, where the reversion to mean assumption is reset. If current favorable equity market returns continue in 2012, such an unlocking could occur later in 2012. Such positive unlocking is not expected to be significant to SunAmerica's operating results but could result in higher amortization amounts in future periods.

Fixed Annuities

    Changes in the interest rate environment affect the relative attractiveness of fixed annuities compared to alternative products. If the low interest rate environment continues, SunAmerica expects fixed annuities sales (including deposits into fixed options within variable annuities sold in group retirement markets) to continue to be below 2011 levels for the remainder of 2012.

Life Insurance

    SunAmerica's strategic focus for mortality-based products includes disciplined underwriting, active expense management and product innovation. SunAmerica's distribution strategy is to grow new sales by strengthening the core retail independent and career agent distributor channels, expanding its market presence to additional channels and niche markets, and making investments in enhanced service technology.

    SunAmerica's retail life sales continued to show strong growth, increasing 7 percent during the first three months of 2012 compared to the same period in 2011. Term life sales have increased, while the economic environment has put pressure on the sales of universal life products, which typically have higher annual premiums than term products and also offer additional features.

    The direct-to-consumer channel has proven effective for the distribution of term life policies and A&H products, and provides opportunities to bring innovative product solutions to the market that take advantage of new underwriting technologies. Sales of SunAmerica's term life policies through its affiliated Matrix Direct channel in the first quarter of 2012 were up more than 50 percent compared to the same period in 2011, due in part to the shift toward selling proprietary products. The career distribution channel is focused on improving agent retention and productivity through improved point-of-sale technologies.

AIG 2012 Form 10-Q            89

American International Group, Inc.

Interest Crediting Rates

    The contractual provisions for renewal of crediting rates and guaranteed minimum crediting rates included in SunAmerica products may have the effect, in a continued low interest rate environment, of reducing SunAmerica's spreads and thus reducing future profitability. SunAmerica partially mitigates this interest rate risk through its asset-liability management process, product design elements, and crediting rate strategies. A prolonged low interest rate environment may, nevertheless, negatively affect spreads on interest-sensitive business.

    As of March 31, 2012, the majority of assets backing insurance liabilities consisted of intermediate- and long-term fixed maturity securities. SunAmerica generally purchases assets with the intent of matching expected maturities of the insurance liabilities. An extended low interest rate environment may result in a lengthening of maturities from initial estimates, primarily due to lower lapses. Opportunistic investments in structured securities continue to be made to improve yields, increase net investment income and help to offset the impact of the lower interest rate environment.

    SunAmerica's annuity and universal life products were designed with contractual provisions that allow crediting rates to be re-set at pre-established intervals subject to minimum crediting rate guarantees. Therefore, on new business currently written, as well as on in-force business above minimum guarantees, SunAmerica has adjusted, and will continue to adjust, crediting rates in order to maintain targeted interest rate spreads.

    New fixed annuity sales have declined in the first quarter of 2012 relative to the same period in the prior year, as consumers appeared reluctant to purchase such annuities at the relatively lower crediting rates offered. However, even in the current interest rate environment, SunAmerica continues to pursue new sales at targeted interest rate spreads. These annuity products generally have minimum interest rate guarantees at 1 percent. Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and 1 percent on new indexed products, and are designed to be sufficient to meet targeted interest spreads when considering the returns of invested proceeds.

    As a result of these actions, SunAmerica estimates that if interest rates remain at or near current levels through the end of 2013, full year 2012 and 2013 pre-tax operating income will not be materially impacted.

    As indicated in the table below, approximately 51 percent of SunAmerica's annuity and universal life account values are at their minimum crediting rates as of March 31, 2012. These products have minimum guaranteed interest rates as of March 31, 2012 ranging from 1.0 percent to 5.5 percent, with the higher rates representing older product guarantees.

The following table presents account values by range of current minimum guaranteed interest rates and current crediting rates for SunAmerica's universal life and deferred fixed annuity products and fixed account options of variable annuity products:

	Current Crediting Rates
March 31, 2012 Contractual Minimum Guaranteed Interest Rate Account Values (in millions)	At Contractual Minimum Guarantee	1-50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

Universal life insurance
1%	$-	$-	$15	$15
> 1% - 2%	-	-	220	220
> 2% - 3%	64	211	1,485	1,760
> 3% - 4%	1,622	234	1,662	3,518
> 4% - 5%	4,923	80	190	5,193
> 5% - 5.5%	320	3	5	328

Subtotal	$6,929	$528	$3,577	$11,034

Fixed annuities
1%	$186	$780	$7,562	$8,528
> 1% - 2%	2,026	8,136	13,445	23,607
> 2% - 3%	24,780	5,007	8,820	38,607

90            AIG 2012 Form 10-Q

American International Group, Inc.

	Current Crediting Rates
March 31, 2012 Contractual Minimum Guaranteed Interest Rate Account Values (in millions)	At Contractual Minimum Guarantee	1-50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

> 3% - 4%	11,669	2,569	989	15,227
> 4% - 5%	8,151	-	7	8,158
> 5% - 5.5%	242	-	5	247

Subtotal	$47,054	$16,492	$30,828	$94,374

Total	$53,983	$17,020	$34,405	$105,408

Percentage of total	51%	16%	33%	100%

    In addition to the products discussed above, certain traditional long-duration products for which SunAmerica does not have the ability to adjust interest rates, such as payout annuities, are exposed to reduced earnings and potential losses in a prolonged low interest rate environment.

AIRCRAFT LEASING

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

    Challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices, have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including ILFC customers, will cease operations or file for bankruptcy. During the first three months of 2012, ILFC has had four lessees cease operations or file for bankruptcy (or its equivalent) and these lessees returned 42 aircraft to ILFC. As of April 27, 2012, 28 aircraft have been committed to new leases, 10 are intended for part-out, one has been sold and three remain to be re-leased. Future events, including a prolonged recession, ongoing uncertainty regarding the European sovereign debt crisis, political unrest, continued weak consumer demand, high fuel prices, or restricted availability of credit to the aviation industry could lead to the weakening or cessation of operations of additional airlines, which in turn would adversely affect ILFC's earnings and cash flows.

OTHER OPERATIONS

Mortgage Guaranty

    The following will continue to affect results in 2012:

  •
  Market developments — UGC believes it is a market leader in the mortgage insurance industry with a differentiated risk-based pricing model producing new high quality business. The withdrawal of certain competitors from the market combined with the differentiation strategy that UGC implemented in late 2010 and early 2011 has positioned the company to take advantage of market opportunities. UGC is continuing to execute this strategy during 2012. In the first quarter of 2012, UGC increased pricing nationally by approximately two percent.

  •
  Delinquent inventory review — Beginning in the third quarter of 2011 and continuing into the first quarter of 2012, UGC requested that lenders file claims in accordance with the terms of the respective master policies on approximately 20,000 accounts that had been delinquent approximately 24 months or more and were not expected to be cured. Many of these delinquencies were the result of the foreclosure moratorium discussed below. Through March 31, 2012, UGC received responses to approximately 70 percent of these requests. The claims arising from these requests have resulted in coverage rescissions and claim denials at levels higher than previously experienced. UGC has considered these higher levels of rescissions and denials

AIG 2012 Form 10-Q            91

American International Group, Inc.

  and the potential for higher levels of overturns in estimating its reserves for loss and loss adjustment expenses. Over the remainder of 2012, reserve development and premium refunds associated with these claim requests will continue to impact the business, especially in the fourth quarter of 2012 when UGC expects overturn activity related to these delinquencies to be at their highest. UGC continues to monitor and review the status of these requests and plans to contact lenders on an ongoing basis regarding additional delinquencies that meet these criteria. Under the terms of these master policies, if a claim is not submitted within a year of UGC's request, coverage will be cancelled.

  •
  Foreclosure moratoriums — The state attorneys general investigations into lenders' foreclosure practices and new financial regulations initiated in 2010 have slowed the reporting of claims from foreclosures, which has increased the uncertainty surrounding the determination of the liability for losses and loss adjustment expenses. UGC's assumptions regarding future foreclosures on current delinquencies take into consideration this trend, although significant uncertainty remains surrounding the determination of the liability for unpaid claims and claims adjustment expenses. UGC expects that this trend may continue for the remainder of 2012 and may negatively affect UGC's future financial results. Final resolution of these issues is uncertain and UGC cannot reasonably estimate the ultimate financial impact that any resolution, individually or collectively, may have on its future results of operations or financial condition. As discussed above, UGC has requested that lenders file claims on delinquent loans that would, under normal conditions, have been foreclosed in an effort to reduce the uncertainty surrounding the foreclosure moratorium. UGC expects to continue this practice as long as significant delays in reporting foreclosures continue.

Global Capital Markets

    The remaining AIGFP portfolio is managed opportunistically, consistent with AIG's risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions AIG believes are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

Direct Investment Book

    MIP assets and liabilities and certain non-derivative assets and liabilities of AIGFP (collectively the Direct Investment book or DIB) are currently managed collectively on a single program basis to limit the need for additional liquidity from AIG Parent. Liquidity requirements for the DIB are managed by transferring cash between AIG Parent and AIGFP as needed.

    Program management is focused on winding down this portfolio over time, and reducing and managing its liquidity needs, including the need for contingent liquidity arising from collateral posting, for both derivative and debt positions of the DIB. As part of this program management, AIG may from time to time access the capital markets, subject to market conditions. In addition, AIG may seek to buy back debt or sell assets on an opportunistic basis, subject to market conditions.

    Certain non-derivative assets and liabilities of the DIB are accounted for under the fair value option and thus operating results are subject to periodic market volatility.

92            AIG 2012 Form 10-Q

American International Group, Inc.

Retained Interests

    Retained Interests may continue to experience volatility due to fair value gains or losses on the AIA ordinary shares and the retained interests in ML III. At March 31, 2012, AIG owned approximately 19 percent of the outstanding shares of AIA. A change of one Hong Kong dollar in AIA's share price would result in an approximate $289 million change in AIG's pre-tax income.

    AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q to assist readers seeking additional information related to a particular subject. The remainder of this MD&A is organized as follows:

AIG 2012 Form 10-Q            93

American International Group, Inc.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents AIG's condensed consolidated results of operations:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Revenues:
Premiums	$9,461	$9,482	-%
Policy fees	691	684	1
Net investment income	7,105	5,569	28
Net realized capital losses	(303)	(648)	53
Aircraft leasing revenue	1,156	1,156	-
Other income	333	1,196	(72)

Total revenues	18,443	17,439	6

Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,102	8,959	(21)
Interest credited to policyholder account balances	1,069	1,106	(3)
Amortization of deferred acquisition costs	1,347	1,231	9
Other acquisition and insurance expenses	2,258	1,968	15
Interest expense	953	1,061	(10)
Aircraft leasing expenses	625	670	(7)
Net loss on extinguishment of debt	21	3,313	(99)
Other expenses	484	441	10

Total benefits, claims and expenses	13,859	18,749	(26)

Income (loss) from continuing operations before income tax expense (benefit)	4,584	(1,310)	NM
Income tax expense (benefit)	1,148	(226)	NM

Income (loss) from continuing operations	3,436	(1,084)	NM
Income from discontinued operations, net of income tax expense (benefit)	13	2,585	(99)

Net income	3,449	1,501	130

Less: Net income attributable to noncontrolling interests	241	204	18

Net income attributable to AIG	$3,208	$1,297	147%

    Significant factors affecting items for the three-month periods ended March 31, 2012 and 2011 are discussed below.

Premiums and Policy Fees

    Premiums were consistent with the prior year period and primarily reflect a four percent decline in net premiums written at Chartis that was offset by the change in unearned premiums in 2012. The decline in Chartis net premiums written is primarily attributable to declines in Casualty classes of business in Commercial Insurance that were partially offset by increases in each of the Consumer Insurance lines of business. These results reflect Chartis' strategy to improve pricing and grow in higher value, less volatile lines of business and geographies. See additional discussion regarding Chartis net premiums written at Chartis Results — Chartis Net Premiums Written.

    Policy fees increased slightly due to higher variable annuity living benefit fees.

94            AIG 2012 Form 10-Q

American International Group, Inc.

Net Investment Income

The following table summarizes the components of consolidated Net investment income:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Fixed maturity securities, including short-term investments	$3,104	$2,691	15%
Change in fair value of ML II	246	251	(2)
Change in fair value of ML III	1,252	744	68
Change in fair value of AIA securities including realized gain in 2012	1,795	1,062	69
Change in the fair value of MetLife securities prior to their sale	-	(157)	NM
Equity securities	11	18	(39)
Interest on mortgage and other loans	265	267	(1)
Alternative investments*	415	654	(37)
Mutual funds	8	49	(84)
Real estate	26	25	4
Other investments	105	92	14

Total investment income	7,227	5,696	27
Investment expenses	122	127	(4)

Net investment income	$7,105	$5,569	28%

*
Includes hedge funds, private equity funds and affordable housing partnerships.

    Net investment income for the quarter ended March 31, 2012 included the following:

  •
  gains of $0.6 billion related to the sale of 1.72 billion AIA ordinary shares in March 2012;

  •
  fair value gains of $1.2 billion on AIG's remaining AIA ordinary shares; and

  •
  fair value gains of $1.3 billion of AIG's ML III interest due to tightening credit spreads.

    Interest income from fixed maturity securities increased in 2012 reflecting the 2011 liquidity redeployment.

    Net investment income for the quarter ended March 31, 2011 primarily reflected income from fixed maturity securities and fair values gains on the investment of AIA ordinary shares.

Net Realized Capital Gains (Losses)

The following table summarizes the components of consolidated Net realized capital gains (losses):

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Sales of fixed maturity securities	$474	$133	256%
Sales of equity securities	448	103	335
Other-than-temporary impairments:
Severity	(4)	(8)	50
Change in intent	(20)	(4)	(400)
Foreign currency declines	(5)	(2)	(150)
Issuer-specific credit events	(586)	(227)	(158)
Adverse projected cash flows	(3)	(13)	77
Provision for loan losses	2	15	(87)
Change in the fair value of MetLife securities prior to their sale	-	(191)	NM
Foreign exchange transactions	(232)	(688)	66
Derivative instruments	(314)	306	NM
Other	(63)	(72)	13

Net realized capital losses	$(303)	$(648)	53

AIG 2012 Form 10-Q            95

American International Group, Inc.

    AIG recognized lower net realized capital losses due to the following:

  •
  gains on sales of bonds and equity securities, which included a $426 million gain on the sale of 35.7 million common units of The Blackstone Group L.P.; and

  •
  Foreign exchange losses during the first quarter of 2012, reflecting the weakening of the U.S. Dollar versus the Euro and the British Pound. Foreign exchange losses during the first quarter of 2011 were primarily on foreign denominated debt due to weakening of the U.S. Dollar against most foreign currencies, including the Euro and the British Pound.

    These gains were partially offset by the following:

  •
  higher other-than-temporary impairments on RMBS resulting from an increase in the non-agency portfolio. In addition, negative fluctuations in model outputs or collateral performance generate lower recovery values which result in other-than-temporary impairments;

  •
  higher other-than-temporary impairment on partnership portfolios; and

  •
  derivative losses driven primarily by significant spread tightening.

Aircraft Leasing Revenues and Expenses

    Aircraft leasing revenue decreased slightly, primarily due to the impact of lower lease revenue earned on re-leased aircraft in its fleet and the limited delivery schedule of new aircraft over the past year, offset by an increase from the consolidation of AeroTurbine. In 2012, ILFC's average fleet size remained relatively stable compared to 2011.

    ILFC recorded impairment charges, fair value adjustments and lease-related charges of $55 million in 2012 compared to $113 million in 2011. See Segment Results — Aircraft Leasing Operations — Aircraft Leasing Results for additional information.

Other Income and Expenses

    The decline in Other income was driven by:

  •
  a net credit valuation adjustment loss of $191 million in 2012 compared to a net credit valuation adjustment gain of $300 million in 2011 on the AIGFP non-derivative assets and liabilities due to the adverse impact of tightening of AIG's credit spreads on DIB liabilities carried at fair value;

  •
  an unrealized market valuation gain of $140 million in 2012 compared to an unrealized market valuation gain of $323 million in 2011 on the super senior credit default swap (CDS) portfolio, primarily from CDS transactions written on multi-sector collateralized debt obligations (CDO), driven by price movements and amortization within the CDS portfolio; and

  •
  a net credit valuation adjustment loss of $22 million in 2012 compared to a net credit valuation adjustment gain of $28 million in 2011 on the AIGFP derivative assets and liabilities due to a tightening of AIG's credit spreads relative to those of its counterparties.

    Other expenses increased in 2012 due to ongoing corporate initiatives and higher compensation expense.

Policyholder Benefits and Claims Incurred

    Policyholder benefits and claims incurred decreased as a result of higher catastrophe losses for Chartis in 2011 primarily due to the Tohoku Catastrophe in Japan and earthquakes in New Zealand.

Acquisition Costs and Insurance Expenses

    Amortization of deferred acquisition costs increased primarily due to Chartis' continued strategy to grow higher margin Consumer Insurance business, which carries higher acquisition costs than Commercial Insurance, and change in mix of business to more profitable lines with higher acquistion costs.

96            AIG 2012 Form 10-Q

American International Group, Inc.

    Other acquisition and insurance expenses increased as a result of increases in bad debt expense, compensation expense and expenses related to strategic initiatives for Chartis, and as a result of a decrease in the benefit from the amortization of VOBA liabilities arising from the Fuji acquisition.

Interest Expense

    Interest expense decreased primarily as a result of the repayment and termination of the FRBNY Credit Facility on January 14, 2011. Interest expense on the FRBNY Credit Facility was $72 million in 2011 through the date of termination, including amortization of the prepaid commitment fee asset of $48 million.

Loss on Extinguishment of Debt

    The loss on extinguishment of debt for 2011 included a $3.3 billion charge consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility.

Income Taxes

Interim Tax Calculation Method

    AIG uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to that item is treated discretely, and is reported in the same period as the related item. For the three-month period ended March 31, 2012, the tax effects of the gains on Maiden Lane II LLC (ML II) and certain dispositions, including a portion of the ordinary shares of AIA and the common units of The Blackstone Group L.P., as well as certain actual and projected gains on SunAmerica's available-for-sale securities were treated as discrete items.

Interim Tax Expense (Benefit)

    For the three-month period ended March 31, 2012, the effective tax rate on pretax income from continuing operations was 25.0 percent. The effective tax rate for the three-month period ended March 31, 2012 attributable to continuing operations differs from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and investments in partnerships, and a decrease in the life insurance business capital loss carryforward valuation allowance primarily attributable to the actual and projected gains on sales of SunAmerica's available-for sale-securities.

    For the three-month period ended March 31, 2011, the effective tax rate on pretax loss from continuing operations was 17.3 percent. The effective tax rate for the three-month period ended March 31, 2011 attributable to continuing operations differed from the statutory rate of 35 percent primarily due to an increase in the valuation allowance attributable to continuing operations for the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and changes in uncertain tax positions.

    See Note 12 to the Consolidated Financial Statements for additional information.

Discontinued Operations

    Results from discontinued operations for the three months ended March 31, 2011 include a pre-tax gain of $3.5 billion on the sale of AIG Star and AIG Edison. See Note 13 to the Consolidated Financial Statements for further discussion.

AIG 2012 Form 10-Q            97

American International Group, Inc.

 SEGMENT RESULTS

    AIG presents and discusses its financial information in the following manner, which it believes is most meaningful to its financial statement users:

  •
  Chartis — Operating income (loss). During the first quarter of 2012, AIG revised the non-GAAP measure for Chartis to operating income (loss), which includes both underwriting income and investment income, but not net realized capital gains (losses) or other income (expense);

  •
  SunAmerica — Operating income (loss). During the first quarter of 2012, AIG revised its definition of operating income (loss) to exclude changes in the fair value of fixed maturity securities designated to hedge living benefit liabilities, and adjustments to reserves related to net realized capital losses. In addition to the above items, SunAmerica also excludes net realized capital gains (losses) and the related DAC, VOBA and SIA amortization from Operating income (loss);

  •
  Aircraft Leasing — Operating income (loss), which is pre-tax income (loss) before net realized capital gains (losses); and

  •
  Mortgage Guaranty — Underwriting profit (loss), which is income (loss) before net investment income and net realized capital gains (losses).

    Results from discontinued operations are excluded from these measures.

    AIG believes that these measures allow for a better assessment and enhanced understanding of the operating performance of each business by highlighting the results from ongoing operations and the underlying profitability of its businesses. When such measures are disclosed, reconciliations to GAAP pre-tax income are provided.

The following table summarizes the operations of each reportable segment. See also Note 3 to the Consolidated Financial Statements.

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Total revenues:
Chartis	$9,798	$9,880	(1)%
SunAmerica	3,696	3,839	(4)
Aircraft Leasing	1,154	1,159	-

Total reportable segments	14,648	14,878	(2)
Other Operations	4,003	2,732	47
Consolidation and eliminations	(208)	(171)	(22)

Total	18,443	17,439	6

Pre-tax income (loss):
Chartis	910	(374)	NM
SunAmerica	862	967	(11)
Aircraft Leasing	120	120	-

Total reportable segments	1,892	713	165
Other Operations	2,736	(1,997)	NM
Consolidation and eliminations	(44)	(26)	(69)

Total	$4,584	$(1,310)	NM %

Chartis Operations

    Chartis presents its financial information in two operating segments — Commercial Insurance and Consumer Insurance, as well as a Chartis Other category. Chartis Other consists primarily of certain run-off lines of business, including Excess Workers' Compensation written on a stand-alone basis, and Asbestos and environmental (1986 and prior). It also includes certain Chartis expenses relating to global initiatives, expense allocations from AIG Parent not attributable to the Commercial Insurance or Consumer Insurance operating segments, unallocated net investment income and realized capital gains and losses.

98            AIG 2012 Form 10-Q

American International Group, Inc.

    The historical Chartis financial information has been revised to reflect the reclassification of certain products that were previously reported in the Commercial Insurance operating segment to the Consumer Insurance operating segment. This change aligns the financial reporting with the changes made during 2012 to the manner in which AIG's chief operating decision makers review the Chartis segment to assess performance and make decisions about resources to be allocated. These revisions did not impact the total Chartis reportable segment results previously reported.

    Complementing this structure, Chartis is organized into the following three regions:

  •
  Americas:   Includes the United States and Canada, as well as Central America, South America, the Caribbean and Bermuda.

  •
  Asia Pacific:  Includes Japan and other Asia Pacific nations, including China, Thailand, Vietnam, Australia and Indonesia.

  •
  EMEA (Europe, Middle East and Africa):  Includes the United Kingdom, Continental Europe, Russia, the Middle East and Africa.

    On January 25, 2012, Chartis acquired Service Net Warranty LLC (Service Net). Service Net is a service management company that delivers a full range of industry-leading service solutions in the United States, including warranty management administration, extended service programs, customer service support, service network management, claims processing services, and service contract underwriting. The acquisition of Service Net provides value-added services to Chartis' warranty clients by adding access to an integrated repair and service network. Chartis has integrated Service Net into its Consumer Insurance operating segment. This acquisition did not have a significant effect on 2012 results.

Chartis Results

The following table presents Chartis results:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Underwriting results:
Net premiums written	$8,820	$9,166	(4)%
Increase in unearned premiums	(132)	(515)	74

Net premiums earned	8,688	8,651	-
Claims and claims adjustment expenses incurred	5,909	7,756	(24)
Underwriting expenses	2,959	2,498	18

Underwriting loss	(180)	(1,603)	89
Net investment income	1,223	1,179	4

Operating income (loss)	1,043	(424)	NM
Net realized capital gains (losses)	(135)	50	NM
Other income (expense) – net	2	-	NM

Pre-tax income (loss)	$910	$(374)	NM %

    Operating income in 2012 was $1.0 billion, compared to a $424 million operating loss in 2011. The increase in operating income primarily reflected lower catastrophe losses and the impact of underwriting improvements related to rate increases and enhanced risk selection, partially offset by higher expenses. Catastrophe losses in 2012 were $80 million, compared with $1.7 billion in 2011. Net prior year adverse reserve development was $66 million in 2012, compared with $23 million in 2011.

Chartis Net Premiums Written

    Net premiums written are the sales of an insurer, adjusted for reinsurance premiums assumed and ceded, during a given period. Net premiums earned are the revenue of an insurer for covering risk during a given period. Net premiums written are a measure of performance for a sales period while net premiums earned are a measure of performance for a coverage period. From the period in which the premiums are written until the period in which they are earned, the amount is presented as a component of unearned premiums in the consolidated balance sheet.

AIG 2012 Form 10-Q            99

American International Group, Inc.

The following table presents Chartis net premiums written by operating segment:

Three Months Ended March 31, (in millions)	2012	Percent of Total	2011	Percent of Total	Percentage Change

Commercial Insurance	$5,223	59%	$5,724	63%	(9)%
Consumer Insurance	3,597	41	3,417	37	5
Other	-	-	25	-	NM

Total net premiums written	$8,820	100%	$9,166	100%	(4)%

    AIG transacts business in most major foreign currencies. The primary currencies impacting foreign exchange are the British Pound, Euro and Japanese Yen.

The following table summarizes the effect of changes in foreign currency exchange rates on Chartis net premiums written:

Three Months Ended March 31,	2012 vs. 2011

Decrease in original currency*	(4.5)%
Foreign exchange effect	0.8

Decrease as reported in U.S. dollars	(3.7)%

*
Computed using a constant exchange rate for each period.

    Overall, Chartis' net premiums written decreased by $346 million, primarily due to a $501 million decrease in Commercial Insurance net premiums written, partially offset by a $180 million increase in Consumer Insurance net premiums written.

The following table presents Chartis' net premiums written by region:

Three Months Ended March 31, (in millions)	2012	Percent of Total	2011	Percent of Total	Percentage Change

Americas	$4,107	47%	$4,359	47%	(6)%
Asia Pacific	2,472	28	2,355	26	5
EMEA	2,241	25	2,452	27	(9)

Total net premiums written	$8,820	100%	$9,166	100%	(4)%

    The Americas net premiums written decreased as expected primarily due to the restructuring of the loss sensitive Casualty book of business. This was partially offset by continued growth in Consumer Insurance. Excluding the effect of foreign exchange, net premiums written decreased by 5.5 percent.

    Asia Pacific net premiums written increased due to Consumer Insurance leveraging the acquisition of Fuji to continue expansion of new production across its distribution channels and customer base. Excluding the effect of foreign exchange, net premiums written grew by 0.9 percent.

    EMEA net premiums written decreased primarily due to the execution of Commercial Insurance's strategies of increased underwriting discipline, particularly in primary casualty, and rate strengthening initiatives. Excluding the effect of foreign exchange, net premiums written decreased by 5.9 percent.

100            AIG 2012 Form 10-Q

American International Group, Inc.

 Chartis Underwriting Ratios

The following table summarizes the Chartis combined ratios based on GAAP data and the impact of catastrophe losses, prior year development and related reinstatement premiums and premium adjustments on loss-sensitive contracts on the Chartis consolidated loss and combined ratios:

Three Months Ended March 31,	2012	2011	Increase (Decrease)

Loss ratio	68.0	89.7	(21.7)
Catastrophe losses and reinstatement premiums	(0.9)	(19.9)	19.0
Prior year development net of premium adjustments and including reserve discount	(0.8)	(0.4)	(0.4)

Accident year loss ratio, as adjusted	66.3	69.4	(3.1)

Expense ratio	34.1	28.9	5.2

Combined ratio	102.1	118.6	(16.5)
Catastrophe losses and reinstatement premiums	(0.9)	(19.9)	19.0
Prior year development net of premium adjustments and including reserve discount	(0.8)	(0.4)	(0.4)

Accident year combined ratio, as adjusted	100.4	98.3	2.1

The following table presents the components of net prior year adverse development for Chartis:

Three Months Ended March 31, (in millions)	2012	2011

Prior year adverse loss development, net of reinsurance	$53	$26
Change in loss reserve discount	19	34
Returned (additional) premium on loss-sensitive business	(6)	(37)

Net prior year adverse loss development	$66	$23

Loss Ratios

    The decrease in the loss ratio reflects the decreased catastrophe losses, as shown in the table below, coupled with the benefit from positive pricing trends and the execution of Chartis' strategic initiatives, including business mix changes and risk selection. The loss ratio in the prior year was primarily impacted by the Tohoku Catastrophe in Japan and the earthquakes in New Zealand.

    In 2012, prior year adverse development is due to the net impact of claims emergence in Casualty reserves, offset by beneficial development from catastrophe-related reserves of $148 million. In 2011, prior year adverse development is due to the net impact of claims emergence in non-catastrophic reserves, offset by beneficial development from catastrophes of $40 million. The increase in the beneficial development from catastrophe-related reserves is due primarily to the unique severity of 2011 catastrophes.

The following table presents Chartis accident year catastrophe losses by major event:

	2012			2011
Three Months Ended March 31,	Commercial Insurance	Consumer Insurance		Commercial Insurance	Consumer Insurance
(in millions)			Total			Total

Event:*
Alabama tornadoes	$20	$-	$20	$-	$-	$-
Midwest & Southeast U.S. tornadoes	56	4	60	-	-	-
Tohoku Catastrophe	-	-	-	834	463	1,297
New Zealand Christchurch earthquakes	-	-	-	197	10	207
Northeast Australia floods	-	-	-	91	6	97
All other events	-	-	-	77	10	87

Claims and claim expenses	76	4	80	1,199	489	1,688
Reinstatement premiums	-	-	-	39	-	39

Total catastrophe-related charges	$76	$4	$80	$1,238	$489	$1,727

*
Events shown in the above table are catastrophic events, the net impact of which on Chartis is in excess of $20 million each. All other events in 2011 include events that are considered catastrophic but the net impact of which remains below the $20 million itemization threshold.

AIG 2012 Form 10-Q            101

American International Group, Inc.

Expense Ratios

    The expense ratio increased by 5.2 points compared to 2011. In 2012, expenses increased by $99 million due to additional bad debt allowances of approximately $55 million, compared to a reduction in 2011 of approximately $44 million. In addition, the benefit from the amortization of VOBA liabilities for Fuji decreased by approximately $62 million. These two items contributed approximately 1.9 points to the expense ratio increase. Expenses increased by approximately 2.0 points due to increased acquisition costs resulting from changes in business mix and higher commission rates. Consumer Insurance generally has higher acquisition costs than Commercial Insurance, but management expects that over time this business mix change will result in relatively lower loss ratios and improved combined ratios.

    Chartis also continued to invest in a number of strategic initiatives during 2012, including the implementation of global finance and information systems, preparation for Solvency II compliance and certain other legal entity restructuring initiatives. Such investments totaled $49 million in 2012, representing an increase of approximately $24 million over 2011. Chartis incurred higher personnel costs, as it continued to attract, retain and develop its human capital and to better align employee performance with Chartis and AIG strategic goals. These items contributed 1.0 point to the expense ratio increase.

Chartis Investing and Other Results

The following table presents Chartis' investing and other results:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Net investment income	$1,223	$1,179	4%
Net realized capital gains (losses)	(135)	50	NM
Other income (expense) – net	2	-	NM

Investing and other results	$1,090	$1,229	(11)%

    Chartis manages and accounts for its invested assets on a legal entity basis in conformity with regulatory requirements. Within a legal entity, invested assets are available to pay claims and expenses of both Commercial and Consumer Insurance operating segments as well as Chartis Other. Invested assets are not segregated or otherwise separately indentified for the Commercial and Consumer Insurance operating segments.

    Investment income is allocated to the Commercial Insurance and Consumer Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based upon the loss reserves, unearned premium and a capital allocation for each segment. The investment income allocation is calculated based on the estimated investable funds and risk-free yields (plus an illiquidity premium) consistent with the approximate duration of the liabilities. The actual yields in excess of the allocated amounts and the investment income from the assets not attributable to the Commercial Insurance and Consumer Insurance operating segments are assigned to Chartis Other.

Net Investment Income

    Net investment income increased due to increases in interest income on fixed maturity securities driven by the redeployment of excess cash and short-term investments into longer term and higher yield securities during the second half of 2011. Net investment income also increased by $18 million due to U.S. group benefits strategy with American General, all of which is reported in Consumer Insurance.

    These increases were offset by:

  •
  decreases in partnership income, reflective of the overall lower returns in the equity markets for the respective periods; and

102            AIG 2012 Form 10-Q

American International Group, Inc.

  •
  decreases in mutual fund income as a result of Chartis selling a significant portion of its mutual fund holdings during the second half of 2011.

Net Realized Capital Gains (Losses)

    Net realized capital losses were driven by:

  •
  Other than temporary impairments of $203 million, which primarily include $94 million and $98 million attributable to RMBS and partnership investments, respectively; and

  •
  Impairment charges of $58 million within other invested assets related to life settlement contracts.

    These items were offset in part by gains recognized on the sale of fixed maturity securities of $169 million during the quarter.

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

  •
  Specialty:  Includes environmental, political risk, trade credit, surety, marine, and aerospace insurance, and various product offerings for small-medium enterprises.

  •
  Financial:  Includes various forms of professional liability insurance, including director and officer (D&O), fidelity, employment practices, fiduciary liability, network security, kidnap and ransom, and errors and omissions coverages that protect individual insureds and corporate entities.

Commercial Insurance Results

The following table presents Commercial Insurance results:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Underwriting results:
Net premiums written	$5,223	$5,724	(9)%
Increase in unearned premiums	(35)	(442)	92

Net premiums earned	5,188	5,282	(2)
Claims and claims adjustment expenses incurred	3,846	5,206	(26)
Underwriting expenses	1,518	1,244	22

Underwriting loss	(176)	(1,168)	85

Net investment income	741	784	(5)

Operating income (loss)	$565	$(384)	NM %

    Operating income in 2012 was $565 million, compared to a $384 million operating loss in 2011. The increase in operating income reflected lower catastrophe losses and the impact of underwriting improvements related to rate increases and enhanced risk selection, partially offset by higher expenses. Expenses increased primarily as a result of higher acquisition costs and the items described above. Catastrophe losses in 2012 were $76 million, compared with $1.2 billion in 2011. Net prior year adverse reserve development was $48 million in 2012, compared with net prior year favorable reserve development of $17 million in 2011.

AIG 2012 Form 10-Q            103

American International Group, Inc.

Commercial Insurance Net Premiums Written

    In 2012, Commercial Insurance continued to concentrate on growing higher value business. The decline in net premiums written was primarily due to the Casualty line of business. This is consistent with Chartis' business strategy to improve pricing and loss ratios and to non-renew business that does not meet Chartis' internal performance or operating targets. Retentions are in line with management's expectations based on the execution of these strategic initiatives.

The following table presents Commercial Insurance net premiums written by major line of business:

Three Months Ended March 31, (in millions)	2012	Percent of Total	2011	Percent of Total	Percentage Change

Casualty	$2,352	45%	$2,731	48%	(14)%
Property	971	19	1,015	18	(4)
Specialty	991	19	956	16	4
Financial lines	909	17	1,022	18	(11)

Total net premiums written	$5,223	100%	$5,724	100%	(9)%

    Commercial Insurance business is transacted in most major foreign currencies. The primary currencies impacting foreign exchange are the British Pound, Euro and Japanese Yen.

The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Commercial Insurance net premiums written:

Three Months Ended March 31,	2012 vs. 2011

Decrease in original currency*	(8.5)%
Foreign exchange effect	(0.1)

Decrease as reported in U.S. dollars	(8.6)%

*
Computed using a constant exchange rate for each period.
  •
  Casualty net premiums written decreased primarily due to the continuation of Chartis' strategic initiatives related to improved risk selection and rate increases. The continuation of the restructuring of the loss sensitive book of business resulted in a reduction of net premiums written of $147 million in 2012. Further, management continued to emphasize higher value lines, while taking corrective action in lines that do not meet internal performance targets, including U.S. workers' compensation and European primary casualty. Excluding the effects of foreign exchange, net premiums written decreased by 13.6 percent.

  •
  Property net premiums written decreased primarily because 2011 reflected the benefit of $38 million from the cancellation of a quota share reinsurance treaty, as Chartis continued re-evaluating its reinsurance strategies. The remainder of the decrease is related to the execution of strategic initiatives to improve account risk selection and terms and conditions as well as reductions in catastrophe exposed business in the U.S. The catastrophe-exposed business retained in the U.S. and the Asia Pacific region benefited from significant rate increases. Excluding the effects of foreign exchange, net premiums written decreased by 4.5 percent.

  •
  Specialty net premiums written increased due to a shift in business mix towards higher value products, especially in aerospace and trade credit lines. Excluding the effects of foreign exchange, net premiums written growth was 4.3 percent.

  •
  Financial Lines net premiums written decreased because 2011 benefited from a multi-year Errors and Omissions policy that produced net premiums written of $148 million. Excluding the effects of foreign exchange, net premiums written decreased by 10.5 percent.

104            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents Commercial Insurance net premiums written by region:

Three Months Ended March 31, (in millions)	2012	Percent of Total	2011	Percent of Total	Percentage Change

Americas	$3,083	59%	$3,423	60%	(10)%
Asia Pacific	451	9	438	8	3
EMEA	1,689	32	1,863	32	(9)

Total net premiums written	$5,223	100%	$5,724	100%	(9)%

    Americas net premiums written decreased primarily due to the restructuring of the Casualty loss sensitive book of business, the effect of the multi-year Errors and Omissions policy described above, and reductions in Specialty workers compensation. Foreign exchange did not have a significant impact on net premiums written.

    Asia Pacific net premiums written, excluding the effect of foreign exchange, decreased slightly, by 0.5 percent. Rate improvement in catastrophe exposed business was offset by actions to maintain underwriting discipline.

    EMEA net premiums written decreased due to efforts to maintain underwriting discipline, particularly in the Casualty line. Excluding the effect of foreign exchange, net premiums written decreased by 7.3 percent.

Commercial Insurance Underwriting Ratios

The following table summarizes the Commercial Insurance combined ratios based on GAAP data and the impact of catastrophe losses and related reinstatement premiums, prior year development and premium adjustments on loss-sensitive contracts on the consolidated loss and combined ratios:

Three Months Ended March 31,	2012	2011	Increase (Decrease)

Loss ratio	74.1	98.6	(24.5)
Catastrophe losses and reinstatement premiums	(1.4)	(23.3)	21.9
Prior year development net of premium adjustments and including reserve discount	(0.9)	0.2	(1.1)

Accident year loss ratio, as adjusted	71.8	75.5	(3.7)

Expense ratio	29.3	23.6	5.7

Combined ratio	103.4	122.2	(18.8)
Catastrophe losses and reinstatement premiums	(1.4)	(23.3)	21.9
Prior year development net of premium adjustments and including reserve discount	(0.9)	0.2	(1.1)

Accident year combined ratio, as adjusted	101.1	99.1	2.0

The following table presents the components of net prior year adverse development for Commercial Insurance:

Three Months Ended March 31, (in millions)	2012	2011

Prior year adverse loss development, net of reinsurance	$54	$20
Returned (additional) premium on loss-sensitive business	(6)	(37)

Net prior year adverse (favorable) loss development	$48	$(17)

Loss Ratios

    The loss ratio improved in 2012 primarily due to the effect of catastrophes in the prior year. The improvement in accident year loss ratio, as adjusted, reflects the results of the execution of the strategic initiatives on Commercial Insurance lines of businesses. The Specialty line benefited from a change in business mix and rate increases. Enhanced risk selection improved loss ratios for the Property line. Partially offsetting these benefits, the

AIG 2012 Form 10-Q            105

American International Group, Inc.

accident year loss ratio, as adjusted, increased by approximately 1.0 point due to a provision for a reinsurance recoverable dispute within the Specialty Line.

    Catastrophes in 2012 were $76 million, primarily due to tornadoes in Alabama during January 2012 and the late winter storms in the U.S. Midwest. This compares to $1.2 billion in 2011, primarily related to the Tohoku Catastrophe and the earthquakes in New Zealand.

Expense Ratios

    The expense ratio increased in the current period by 5.7 points, primarily due to additional bad debt allowance of approximately $56 million, compared to a reduction in 2011 of approximately $37 million. This contributed approximately 1.8 points to the expense ratio increase. In addition, the expense ratio increased by approximately 3.0 points due to higher acquisition costs primarily as a result of change in business mix. The remainder of the expense ratio increase was primarily due to higher personnel costs.

Consumer Insurance

    Consumer Insurance provides personal insurance solutions for individuals, organizations and families. Consumer product lines are distributed through agents and brokers, as well as through direct marketing, partner organizations and the internet. Consumer Insurance products are categorized into two major lines of business:

  •
  Accident & Health:  Includes individual and group voluntary and sponsor-paid personal accidental and supplemental health products, including accidental death and disability, accidental medical reimbursement, hospital indemnity and medical excess for individual, employees, associations and other organizations. It also includes a broad range of travel insurance products and services for leisure and business travelers, including trip cancellation, trip interruption, lost baggage, travel assistance and concierge services. In addition, life products offered through Fuji are included in A&H.

  •
  Personal Lines:  Includes automobile, homeowners and extended warranty insurance. It also includes coverages for high net worth individuals (offered through the Chartis Private Client Group) including umbrella, yacht and fine art, and consumer specialty products, such as identity theft and credit card protection.

    Growing higher margin Consumer Insurance business continues to be a key Chartis strategy. The Consumer Insurance lines of business experienced positive growth in 2012. Management continued to emphasize the growth of the direct marketing channel. Although the direct marketing channel requires significant initial investment, it enables the establishment of customer relationships that can be repeatedly leveraged in the future.

Consumer Insurance Results

The following table presents Consumer Insurance results:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Underwriting results:
Net premiums written	$3,597	$3,417	5%
Increase in unearned premiums	(101)	(71)	(42)

Net premiums earned	3,496	3,346	4
Claims and claims adjustment expenses incurred	2,030	2,497	(19)
Underwriting expenses	1,348	1,192	13

Underwriting profit (loss)	118	(343)	NM

Net investment income	116	88	32

Operating income (loss)	$234	$(255)	NM %

106            AIG 2012 Form 10-Q

American International Group, Inc.

    Operating income in 2012 was $234 million, compared to a $255 million operating loss in 2011, reflecting lower catastrophe losses and the effect of rate increases and underwriting improvements related to enhanced risk selection and portfolio management, partially offset by higher expenses. Expenses increased primarily as a result of a decrease in the benefit from the amortization of VOBA liabilities arising from the Fuji acquisition and change in mix of business to more profitable lines with higher acquisition costs. Catastrophe losses in 2012 were $4 million, compared with $489 million in 2011. Net prior year favorable development was $14 million in 2012, compared with negligible net prior year development in 2011.

Consumer Insurance Net Premiums Written

    The Consumer Insurance business continued to grow its net premiums written and continued to build momentum towards future growth through its multiple distribution channels, and special focus on the growth economy nations. Consumer Insurance is well-diversified across the major lines of business and has global franchises.

    The proportion of net premiums written between A&H and Personal Lines was relatively constant year-over-year. Each of the lines of business exhibited positive growth: A&H grew by approximately 5.0 percent and Personal lines grew by approximately 6.0 percent. Management continued to emphasize the growth of the direct marketing channel, which accounts for 15 percent of overall net premiums written. Total global direct marketing spending outside the Americas region has increased by approximately 21 percent from 2011. Excluding the effects of foreign exchange, total Consumer Insurance net premiums written growth was 2.9 percent.

The following table presents Consumer Insurance net premiums written by major line of business:

Three Months Ended March 31, (in millions)	2012	Percent of Total	2011	Percent of Total	Percentage Change

Accident & Health	$1,806	50%	$1,724	50%	5%
Personal	1,791	50	1,693	50	6

Total net premiums written	$3,597	100%	$3,417	100%	5%

    Consumer Insurance business is transacted in most major foreign currencies. The primary currencies impacting foreign exchange are the Japanese Yen, British Pound and Euro.

The following table summarizes the effect of changes in foreign currency exchange rates on the growth of Consumer Insurance net premiums written:

Three Months Ended March 31,	2012 vs. 2011

Increase in original currency*	2.9%
Foreign exchange effect	2.3

Increase as reported in U.S. dollars	5.2%

*
Computed using a constant exchange rate for each period.

    A&H net premiums written increased due to the implementation of the U.S. group benefits strategy with American General, direct marketing programs in Japan, and growth in individual personal accident insurance in China. This was slightly offset by a portfolio adjustment effort to maintain underwriting discipline, particularly in voluntary personal accident insurance. Excluding the effects of foreign exchange, net premiums written growth was 3.4 percent.

    Personal Lines net premiums written increased primarily due to the execution of Chartis' strategic initiative to grow higher margin lines of business including warranty business and personal property, both of which grew faster than automobile business. Excluding the effects of foreign exchange, net premiums written growth was 2.4 percent.

AIG 2012 Form 10-Q            107

American International Group, Inc.

The following table presents Consumer Insurance net premiums written by region:

Three Months Ended March 31, (in millions)	2012	Percent of Total	2011	Percent of Total	Percentage Change

Americas	$1,024	29%	$911	27%	12%
Asia Pacific	2,021	56	1,917	56	5
EMEA	552	15	589	17	(6)

Total net premiums written	$3,597	100%	$3,417	100%	5%

    Americas net premiums written increased primarily due to U.S. personal accident business for associations, the aforementioned U.S. group benefits strategy, personal property and warranty growth. This growth was partially offset by the reduction in certain business which did not meet internal performance targets. Overall, direct marketing accounts for 7 percent of net premiums written for the region. Excluding the effect of foreign exchange, net premiums written grew 13.2 percent.

    Asia Pacific net premiums written increased as a result of leveraging the acquisition of Fuji to continue expansion of new production across its distribution channels and customer base. The expansion in Asia Pacific countries, outside of Japan, continued, supported by growth in direct marketing activities and growth in individual personal accident insurance in China. Overall, direct marketing accounts for 17 percent of net premiums written for the region. Excluding the effect of foreign exchange, net premiums written grew 1.2 percent.

    EMEA net premiums written decreased as a result of underwriting discipline and rate strengthening. Management continues to build its direct marketing programs, which account for 23 percent of the region's net premiums written. Excluding the effect of foreign exchange, net premiums written declined 1.7 percent.

Consumer Insurance Underwriting Ratios

The following table summarizes the Consumer Insurance combined ratios based on GAAP data and the impact of catastrophe losses and related reinstatement premiums, prior year development and premium adjustments on loss-sensitive contracts on the consolidated loss and combined ratios:

Three Months Ended March 31,	2012	2011	Increase (Decrease)

Loss ratio	58.1	74.6	(16.5)
Catastrophe losses and reinstatement premiums	(0.1)	(14.6)	14.5
Prior year development net of premium adjustments and including reserve discount	0.4	-	0.4

Accident year loss ratio, as adjusted	58.4	60.0	(1.6)

Expense ratio	38.6	35.6	3.0

Combined ratio	96.7	110.2	(13.5)
Catastrophe losses and reinstatement premiums	(0.1)	(14.6)	14.5
Prior year development net of premium adjustments and including reserve discount	0.4	-	0.4

Accident year combined ratio, as adjusted	97.0	95.6	1.4

Loss Ratios

    The Consumer Insurance loss ratio improved primarily due to fewer catastrophe losses and a benefit from refinements to certain actuarial assumptions within the A&H line of business. Management continues to focus on further improving the loss performance of the portfolio by taking underwriting actions, where necessary, to meet internal performance or operating targets. Consumer Insurance recorded net prior year favorable loss development of $14 million, primarily related to the Tohoku Catastrophe, which compares to negligible net prior year loss development in 2011.

108            AIG 2012 Form 10-Q

American International Group, Inc.

Expense Ratios

    The expense ratio increased in the current period by 3.0 points primarily due to the decrease in the benefit from the amortization of VOBA liabilities from the acquisition of Fuji, coupled with increased acquisition and operating expenses to grow key lines of business across a number of geographic areas.

Chartis Other

    Chartis Other consists primarily of certain run-off lines of business, including Excess Workers' Compensation, written on a stand-alone basis, and Asbestos and environmental products (1986 and prior), certain Chartis expenses relating to global corporate initiatives, expense allocations from AIG Parent not attributable to the Commercial Insurance or Consumer Insurance operating segments, unallocated net investment income and realized capital gains and losses.

Chartis Other Results

The following table presents Chartis Other results:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Underwriting results:
Net premiums written	$-	$25	NM %
(Increase) decrease in unearned premiums	4	(2)	NM

Net premiums earned	4	23	(83)
Claims and claims adjustment expenses incurred	33	53	(38)
Underwriting expenses	93	62	50

Underwriting loss	(122)	(92)	(33)
Net investment income	366	307	19

Operating income (loss)	244	215	13
Net realized capital gains (losses)	(135)	50	NM
Other income (expense) – net	2	-	NM

Pre-tax income	$111	$265	(58)%

The following table presents the components of net prior year adverse development for Chartis Other:

Three Months Ended March 31, (in millions)	2012	2011

Prior year adverse loss development, net of reinsurance	$13	$6
Change in loss reserve discount	19	34

Net prior year adverse loss development	$32	$40

Underwriting Results

    Given the run-off nature of the legacy lines of business and the nature of the expenses included in Chartis Other, management has determined that the traditional underwriting measures of loss ratio, expense ratio and combined ratio do not provide an appropriate measure of underwriting performance. Therefore, underwriting ratios are not presented for Chartis Other.

    Substantially all premiums relate to the Excess Workers' Compensation line of business. During 2011, as part of its ongoing initiatives to reduce exposure to capital intensive long-tail lines, Chartis determined to cease writing Excess Workers' Compensation business on a stand-alone basis. This line of business is subject to premium audits (upon the expiration of the underlying policy) and as a result, Chartis Other will reflect the effects of premium audit activity through subsequent years.

AIG 2012 Form 10-Q            109

American International Group, Inc.

    The current year reflects prior year development, primarily from Environmental (1986 and prior), and change in the reserve discount. In the prior year, claims and claim adjustment expenses primarily included adverse prior year development on global asbestos-related claims, as well as current accident year losses in the Excess Workers' compensation line of business.

Liability for Unpaid Claims and Claims Adjustment Expense

    The following discussion of the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for Chartis as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in AIG's Other operations category.

The following table presents the components of AIG's gross loss reserves by major lines of business on a U.S. statutory basis*:

(in millions)	March 31, 2012	December 31, 2011

Other liability occurrence	$22,037	$22,526
International	18,096	17,726
Workers' compensation	17,755	17,420
Other liability claims made	11,433	11,216
Property	4,855	6,165
Auto liability	3,020	3,081
Mortgage guaranty credit	2,627	3,046
Products liability	2,048	2,416
Accident and health	1,666	1,553
Medical malpractice	1,656	1,690
Commercial multiple peril	1,202	1,134
Aircraft	978	1,020
Fidelity/surety	780	786
Other	1,632	1,366

Total	$89,785	$91,145

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

110            AIG 2012 Form 10-Q

American International Group, Inc.

The following table classifies the components of net loss reserves by business unit:

(in millions)	March 31, 2012	December 31, 2011

Chartis:
Commercial Insurance	$57,530	$58,549
Consumer Insurance	5,542	5,438
Other	4,241	3,992

Total Chartis	67,313	67,979

Other operations – Mortgage Guaranty	2,560	2,846

Net liability for unpaid claims and claims adjustment expense at end of period	$69,873	$70,825

Discounting of Reserves

    At March 31, 2012, net loss reserves reflect a loss reserve discount of $3.2 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979 - 81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Certain other asbestos business that was written by Chartis is discounted based on the investment yields of the companies and the payout pattern for this business. The discount consists of the following: $777 million — tabular discount for workers' compensation in the domestic operations of Chartis and $2.32 billion — non-tabular discount for workers' compensation in the domestic operations of Chartis; and $69 million — non-tabular discount for asbestos for Chartis.

Quarterly Reserving Process

    AIG believes that its net loss reserves are adequate to cover net losses and loss expenses as of March 31, 2012. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of March 31, 2012. In the opinion of management, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on AIG's consolidated financial condition, although such events could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

    In determining the loss development from prior accident years, AIG conducts analyses to determine the change in estimated ultimate loss for each accident year for each class of business. For example, if loss emergence for a class of business is different than expected for certain accident years, the actuaries examine the indicated effect such emergence would have on the reserves of that class of business. In some cases, the higher or lower than expected emergence may result in no clear change in the ultimate loss estimate for the accident years in question, and no adjustment would be made to the reserves for the class of business for prior accident years. In other cases, the higher or lower than expected emergence may result in a larger change, either favorable or unfavorable, than the difference between the actual and expected loss emergence. AIG conducted reserve analyses in 2012 to determine the loss development from prior accident years. As part of its reserving process, AIG also considers notices of claims received with respect to emerging and/or evolving issues, such as those related to changes in the legal, regulatory, judicial and social environment, changes in medical cost trends (inflation, intensity and utilization of medical services), underlying policy pricing, terms and conditions, and claims handling practices.

AIG 2012 Form 10-Q            111

American International Group, Inc.

The following table presents the rollforward of net loss reserves:

Three Months Ended March 31, (in millions)	2012	2011

Net liability for unpaid claims and claims adjustment expense at beginning of year	$70,825	$71,507
Foreign exchange effect	86	546

Losses and loss expenses incurred:
Current year	5,796	7,684
Prior years, other than accretion of discount	39	(16)
Prior years, accretion of discount	105	115

Losses and loss expenses incurred	5,940	7,783

Losses and loss expenses paid	6,978	6,362

Net liability for unpaid claims and claims adjustment expense at end of period	$69,873	$73,474

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years (other than accretion of discount), net of reinsurance:

Three Months Ended March 31, (in millions)	2012	2011

Prior Accident Year Development by Operating Segment:
Chartis:
Commercial Insurance	$54	$20
Consumer Insurance	(14)	-
Other	13	6

Total Chartis	53	26
Mortgage Guaranty	(14)	(42)

Prior years, other than accretion of discount	$39	$(16)

Three Months Ended March 31, (in millions)	2012	2011

Prior Accident Year Development by Major Class of Business:
Excess casualty	$105	$7
D&O and related management liability	(2)	1
Environmental	65	19
Primary (specialty) workers' compensation	3	-
Asbestos and environmental (1986 and prior)	25	5
Commercial risk	(14)	25
Natural catastrophes	(148)	(40)
All other, net	5	(33)

Prior years, other than accretion of discount	$39	$(16)

112            AIG 2012 Form 10-Q

American International Group, Inc.

	Calendar Year
Three Months Ended March 31, (in millions)
	2012	2011

Prior Accident Year Development by Accident Year:
Accident Year
2011	$(156)
2010	(50)	$(63)
2009	5	(3)
2008	7	(51)
2007	(6)	107
2006	(1)	(69)
2005	34	(41)
2004	(33)	(13)
2003	12	(14)
2002 and prior	227	131

Prior years, other than accretion of discount	$39	$(16)

    In 2012, the net unfavorable development was offset by additional premiums on loss-sensitive business of $6 million. The net favorable development in 2011 was further enhanced by additional premiums on loss-sensitive business of $37 million.

    As noted in the tables above, Chartis experienced adverse development in 2012, primarily in its Excess casualty and Environmental lines, that was largely offset by net favorable development in reserves for natural catastrophes.

    The development in the Excess casualty line was primarily related to higher than expected claims emergence in general liability classes, as well as a portfolio that provided general liability coverage to public entities, which is in runoff.

    The development in the Environmental line was primarily attributable to claims increases in three major categories:

  •
  Site liability coverage for clean-up costs and other property and liability exposures;

  •
  Coverage for manufacturers and distributors whose raw materials, products or industrial processes present a significant environmental exposure; and

  •
  Policies that provide an enhanced general liability product designed specifically to meet the needs of environmental consultants and contractors.

    The net favorable development in the current quarter on reserves for natural catastrophes, primarily the Tohoku Catastrophe, was due to lower than expected contingent business interruption claims on local Japan commercial accounts and favorable development in the energy sector.

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

    As described more fully in the 2011 Annual Report on Form 10-K, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis performed annually. In the three-month period ended March 31, 2012, a minor amount of incurred loss pertaining to the asbestos loss reserve discount and a moderate adjustment to the environmental gross and net reserves are reflected in the table below.

AIG 2012 Form 10-Q            113

American International Group, Inc.

    In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, Chartis also has asbestos reserves relating to foreign risks written by non-U.S. entities of $236 million gross and $166 million net reserves as of March 31, 2012. Similar amounts were held at December 31, 2011.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	2012		2011
Three Months Ended March 31, (in millions)
	Gross	Net	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,226	$537 *	$5,526	$2,223
Losses and loss expenses incurred	43	4	81	34
Losses and loss expenses paid	(115)	(33)	(135)	(58)

Liability for unpaid claims and claims adjustment expense at end of period	5,154	508	5,472	2,199

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$204	$119	$240	$127
Losses and loss expenses incurred	50	25	8	5
Losses and loss expenses paid	(13)	(10)	(28)	(12)

Liability for unpaid claims and claims adjustment expense at end of period	$241	$134	$220	$120

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,430	$656	$5,766	$2,350
Losses and loss expenses incurred	93	29	89	39
Losses and loss expenses paid	(128)	(43)	(163)	(70)

Liability for unpaid claims and claims adjustment expense at end of period	5,395	642	5,692	2,319

*
Includes the reduction due to the National Indemnity Company (NICO) transaction of $1,703 million. See Chartis Operations — Liability for Unpaid Claims and Claims Adjustment Expense — Asbestos and Environmental Reserves in the 2011 Annual Report on Form 10-K for further discussion of the NICO transaction.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

	2012			2011
Three Months Ended March 31, (in millions)
	Gross	Net		Gross	Net

Asbestos	$3,601	$208	*	$4,383	$1,907
Environmental	61	36		77	33

Combined	$3,662	$244		$4,460	$1,940

*
Net IBNR includes the reduction due to the NICO transaction of $1,371 million.

114            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents a summary of asbestos and environmental claims count activity:

	2012			2011
Three Months Ended March 31,
	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,443	3,782	9,225	4,933	4,087	9,020
Claims during year:
Opened	177	57	234	376	41	417
Settled	(28)	(38)	(66)	(20)	(19)	(39)
Dismissed or otherwise resolved*	(14)	(1,123)	(1,137)	(151)	(174)	(325)

Claims at end of period	5,578	2,678	8,256	5,138	3,935	9,073

*
The number of environmental claims dismissed or otherwise resolved, increased substantially during 2012 as a result of Chartis' determination that certain methyl tertiary-butyl ether (MTBE) claims presented no further potential for exposure since these underlying claims were resolved through dismissal, settlement, or trial for all of the accounts involved. All of these accounts were fully reserved at the account level and included adequate reserves for those underlying individual claims that contributed to the actual losses. These individual claim closings, therefore, had no impact on Chartis' environmental reserves.

Survival Ratios — Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at March 31, 2012 and 2011. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would take before the current ending loss reserves for these claims would be paid off using recent year average payments.

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

The following table presents survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2012		2011
Three Months Ended March 31,	Gross	Net	Gross	Net*

Survival ratios:
Asbestos	9.1	9.5	9.0	10.0
Environmental	3.5	3.6	3.2	3.0
Combined	8.5	8.7	8.4	8.9

*
Survival ratios are calculated consistent with the basis on historical reserve excluding the effects of the NICO cession.

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

    SunAmerica presents its business in two operating segments: Domestic Life Insurance, which focuses on mortality-and morbidity-based protection products, and Domestic Retirement Services, which focuses on investment, retirement savings and income solution products.

AIG 2012 Form 10-Q            115

American International Group, Inc.

SunAmerica Results

The following table presents SunAmerica results:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Domestic Life Insurance:
Revenue:
Premiums	$605	$621	(3)%
Policy fees	374	376	(1)
Net investment income	1,072	1,047	2
Operating expenses:
Policyholder benefits and claims incurred	1,101	1,033	7
Interest credited to policyholder account balances	207	210	(1)
Amortization of deferred acquisition costs	108	95	14
Other acquisition and insurance expenses	257	294	(13)

Operating income	378	412	(8)
Net realized capital gains (losses)	108	(82)	NM
Benefit of DAC, VOBA and SIA related to net realized capital gains (losses)	2	3	(33)

Pre-tax income	$488	$333	47%

Domestic Retirement Services:
Revenue:
Policy fees	$317	$308	3%
Net investment income	1,813	1,707	6
Operating expenses:
Policyholder benefits and claims incurred	(31)	(18)	(72)
Interest credited to policyholder account balances	862	896	(4)
Amortization of deferred acquisition costs	97	140	(31)
Other acquisition and insurance expenses	269	238	13

Operating income	933	759	23
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities	(19)	-	NM
Net realized capital losses	(574)	(138)	(316)
Benefit of DAC, VOBA, SIA, and adjustments to reserves related to net realized capital losses	34	13	162

Pre-tax income	$374	$634	(41)%

Total SunAmerica:
Revenue:
Premiums	$605	$621	(3)%
Policy fees	691	684	1
Net investment income	2,885	2,754	5
Operating expenses:
Policyholder benefits and claims incurred	1,070	1,015	5
Interest credited to policyholder account balances	1,069	1,106	(3)
Amortization of deferred acquisition costs	205	235	(13)
Other acquisition and insurance expenses	526	532	(1)

Operating income	1,311	1,171	12
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities	(19)	-	NM
Net realized capital losses	(466)	(220)	(112)
Benefit of DAC, VOBA, SIA, and adjustments to reserves related to net realized capital losses	36	16	125

Pre-tax income	$862	$967	(11)%

116            AIG 2012 Form 10-Q

American International Group, Inc.

    SunAmerica reported an increase in operating income in 2012 compared to 2011, reflecting higher net investment income, lower DAC amortization and lower policyholder benefit expense in SunAmerica's variable annuity business due to stronger equity market conditions, and $43 million of additional DAC amortization in 2011 as a result of an unlocking. These increases were partially offset by less favorable mortality experience in 2012.

    The increase in net investment income reflected an increase in base yields of 46 basis points, due to the reinvestment of significant amounts of cash and short term investments during 2011. Together with continued active crediting rate management, this resulted in higher base spreads across all of SunAmerica's spread-based annuity businesses. In addition to the increase from reinvestment, net investment income compared to the same quarter of 2011 reflected the following items:

  •
  $131 million decrease in income from private equity funds and hedge funds due to lower returns;

  •
  $22 million decrease in call and tender income; and

  •
  Income from fair value gain on ML II of $246 million in the first quarter of 2012 was comparable to $251 million in the first quarter of 2011. In March 2012, SunAmerica received a distribution of $1.6 billion from the sale by the FRBNY of the securities held by ML II, which resulted in the full liquidation by the FRBNY of this investment.

    In a weak equity market, SunAmerica increases policyholder benefit reserves to recognize the expected value of death benefits in excess of the projected account balance for certain guaranteed benefits features of variable annuities. DAC related to these products may also be adjusted through amortization expense to reflect updates of future estimated gross profits due to changes in equity market assumptions. The effect of short-term fluctuations in the equity markets on the estimated gross profits of variable products is mitigated in part through the use of a reversion to mean methodology for estimating future gross profits. Under this methodology, SunAmerica assumes a long-term growth rate for the assets backing these liabilities, which factors in potential short-term fluctuations in the financial markets, and if the long-term growth rate assumption is deemed to be unreasonable in light of the current market conditions, the long-term growth rate assumption is revised upward or downward to reflect the revised estimate. SunAmerica did not make any changes to its long-term growth rate assumptions in 2011 or 2012. The effect of positive equity market performance resulted in $52 million lower DAC amortization and policyholder benefit expenses in 2012 compared to 2011.

    Pre-tax income for SunAmerica included a $246 million increase in net realized capital losses, due to higher other-than-temporary impairments and higher fair value losses on variable annuity embedded derivatives due to declining credit spreads, partially offset by higher gains from the sale of investments.

    The sale of securities in unrealized gain positions that support certain payout annuity products, and subsequent reinvestment of the proceeds at generally lower yields, triggered loss recognition of $87 million in the first quarter of 2012, which was reported as a component of Benefit of DAC, VOBA, SIA and adjustments to reserves related to net realized capital losses. These sales effectively shifted some future investment margins to current period realized gains, ultimately resulting in projected future losses in conjunction with a review of other key assumptions that have changed since issuance of the supported products, including expected investment returns and mortality. As part of a program to utilize capital loss tax carryforwards, additional sales of such securities to generate capital gains are planned in 2012.

    SunAmerica has a dynamic hedging program designed to manage economic risk exposure associated with changes in the fair value of embedded policy derivative liabilities contained in certain variable annuity contracts, caused by changes in the equity markets, interest rates and market implied volatilities. SunAmerica substantially hedges its exposure to equity markets. However, due to regulatory capital considerations, a significant portion of the interest rate exposure is unhedged. In the first quarter of 2012, SunAmerica began purchasing U.S. Treasury notes as a capital-efficient strategy to reduce this interest rate exposure. SunAmerica has elected to account for these securities at fair value. As a result of increases in interest rates during the first three months of 2012, the fair value of these securities, net of financing costs, declined by $19 million.

AIG 2012 Form 10-Q            117

American International Group, Inc.

 Sales and Deposits

The following tables summarize SunAmerica premiums, deposits and other considerations by product*:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Premiums, deposits and other considerations
Individual fixed annuity deposits	$610	$2,151	(72)%
Group retirement product deposits	1,844	1,702	8
Life insurance	1,292	1,319	(2)
Individual variable annuity deposits	1,048	759	38
Retail mutual funds	749	410	83
Individual annuities runoff	17	17	-

Total premiums, deposits and other considerations	$5,560	$6,358	(13)%

Life Insurance Sales
Independent – retail	$34	$31	10%
Independent – institutional	3	-	NM
Affiliated – Career and Matrix Direct	25	24	4

Total life insurance sales	$62	$55	13%

*
Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and 10 percent of single premiums and unscheduled deposits from new and existing policyholders. Annuity sales represent deposits from new and existing customers.

 Premiums

    Premiums represent premiums received on traditional life insurance policies and deposits on life-contingent payout annuities. Premiums, deposits and other considerations is a non-GAAP measure which includes life insurance premiums, deposits on annuity contracts and mutual funds.

The following table presents a reconciliation of premiums, deposits and other considerations to premiums:

Three Months Ended March 31, (in millions)	2012	2011

Premiums, deposits and other considerations	$5,560	$6,358
Deposits	(4,803)	(5,608)
Other	(152)	(129)

Premiums	$605	$621

    Total premiums, deposits and other considerations decreased in 2012 as decreases in individual fixed annuities more than offset increases in individual variable annuities, group retirement products and retail mutual funds which showed significant increases.

    Individual fixed annuity deposits declined due to the low interest rate environment as consumers are more reluctant to purchase such annuities at the relatively lower crediting rates currently offered. Group retirement deposits (which include deposits into fixed options within variable annuities sold in group retirement markets) increased primarily due to higher levels of individual rollover deposits in 2012. SunAmerica expects that the low interest rate environment will begin to impact group retirement deposits, resulting in lower levels of deposits into fixed options over the course of 2012. Individual variable annuity deposits increased due to competitive product enhancements and reinstatements during the last year at a number of key broker-dealers. Deposits from life insurance products increased in 2012 but were more than offset by declines in deferred annuities sold through life insurance distribution channels. Retail mutual fund annual sales growth was driven by SunAmerica Asset Management Corp.'s product offerings.

    SunAmerica grew new sales of mortality based life insurance products in the first quarter of 2012 by continuing to strengthen the core retail independent distribution channel and continuing to focus on career agent and direct-to-consumer distribution. Retail life sales increased 7 percent compared to the first quarter of 2011, due in part to strong sales through Matrix Direct, SunAmerica's direct-to-consumer platform, particularly of SunAmerica's proprietary term life policies.

118            AIG 2012 Form 10-Q

American International Group, Inc.

 Domestic Retirement Services Net Flows

The following table presents the account value rollforward for Domestic Retirement Services:

Three Months Ended March 31, (in millions)	2012	2011

Group retirement products
Balance, beginning of year	$69,925	$68,365
Deposits – annuities	1,399	1,291
Deposits – mutual funds	445	411

Total deposits	1,844	1,702
Surrenders and other withdrawals	(1,515)	(1,503)
Death benefits	(102)	(83)

Net inflows	227	116
Change in fair value of underlying investments, interest credited, net of fees	3,926	2,084
Effect of unrealized gains (shadow loss)	11	-

Balance, end of period	$74,089	$70,565

Individual fixed annuities
Balance, beginning of year	$52,276	$48,489
Deposits	610	2,151
Surrenders and other withdrawals	(863)	(840)
Death benefits	(404)	(402)

Net inflows (outflows)	(657)	909
Change in fair value of underlying investments, interest credited, net of fees	446	456
Effect of unrealized losses (shadow loss)	(8)	-

Balance, end of period	$52,057	$49,854

Individual variable annuities
Balance, beginning of year	$24,896	$25,581
Deposits	1,048	759
Surrenders and other withdrawals	(708)	(838)
Death benefits	(112)	(110)

Net inflows (outflows)	228	(189)
Change in fair value of underlying investments, interest credited, net of fees	1,920	885

Balance, end of period	$27,044	$26,277

Retail mutual funds
Balance, beginning of year	$6,221	$5,975
Deposits	749	410
Redemptions	(379)	(380)

Net inflows	370	30
Change in fair value of underlying investments, interest credited, net of fees	2	54

Balance, end of period	$6,593	$6,059

Total Domestic Retirement Services
Balance, beginning of year	$153,318	$148,410
Deposits	4,251	5,022
Surrenders, redemptions and other withdrawals	(3,465)	(3,561)
Death benefits	(618)	(595)

Net inflows	168	866
Change in fair value of underlying investments, interest credited, net of fees	6,294	3,479
Effect of unrealized gains (shadow loss)	3	-

Balance, end of period, excluding runoff	159,783	152,755
Individual annuities runoff	4,249	4,386
GIC runoff	5,997	7,823

Balance, end of period	$170,029	$164,964

General and separate account reserves and mutual funds
General account reserve	$102,067	$98,505
Separate account reserve	50,670	50,776

Total general and separate account reserves	152,737	149,281
Group retirement mutual funds	10,699	9,624
Retail mutual funds	6,593	6,059

Total reserves and mutual funds	$170,029	$164,964

AIG 2012 Form 10-Q            119

American International Group, Inc.

    Overall net flows declined due to lower fixed annuity deposits resulting from the low interest rate environment. However, surrender rates for individual fixed annuities also decreased in 2012 due to the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace. Net flows improved in 2012 for individual variable annuities and group retirement products due to both the significant increase in deposits and favorable surrender experience. Net flows improved in 2012 for retail mutual funds due to increased deposits.

The following table presents reserves by surrender charge category and surrender rates:

At March 31,	2012			2011
(in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$55,616	$18,978	$11,467	$54,117	$14,783	$12,248
0% – 2%	1,366	3,266	4,332	1,247	3,676	4,044
Greater than 2% – 4%	1,244	4,158	2,390	1,282	5,265	2,253
Greater than 4%	4,358	22,583	8,325	3,519	23,008	7,592
Non-surrenderable	806	3,072	530	776	3,122	140

Total reserves	$63,390	$52,057	$27,044	$60,941	$49,854	$26,277

Surrender rates	8.4%	6.7%	11.0%	8.7%	6.9%	13.0%

*
Excludes mutual funds of $10.7 billion and $9.6 billion at March 31, 2012 and 2011, respectively.

The following table summarizes the major components of the changes in SunAmerica DAC/VOBA:

Three Months Ended March 31, (in millions)	2012	2011

Balance, beginning of year	$6,502	$9,606
Cumulative effect of accounting change(a)	-	(2,348)
Acquisition costs deferred	197	223
Amortization expense	(164)	(222)
Change in net unrealized losses on securities	(251)	(188)
Other	-	42

Balance, end of period(b)	$6,284	$7,113

(a)
Represents the retrospective adoption of the accounting standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. See Note 2 to Consolidated Financial Statements for further discussion.

(b)
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

    DAC and VOBA for insurance-oriented, investment-oriented and retirement services products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. See Note 2(g) to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for additional information on DAC and VOBA recoverability.

Aircraft Leasing Operations

    AIG's Aircraft Leasing operations are the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines (and, since the date of its acquisition by ILFC, AeroTurbine). Aircraft Leasing operations also include gains and losses that result from the remarketing of commercial jet aircraft for ILFC's own account, and remarketing and fleet management services for airlines and other aircraft fleet owners.

120            AIG 2012 Form 10-Q

American International Group, Inc.

Aircraft Leasing Results

Aircraft Leasing results were as follows:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Aircraft leasing revenues, excluding net realized capital gains:
Rental revenue	$1,130	$1,141	(1)%
Interest and other revenues	23	15	53

Total aircraft leasing revenues, excluding net realized capital gains	1,153	1,156	-

Interest expense	388	369	5
Loss on extinguishment of debt	21	-	NM
Aircraft leasing expense:
Depreciation expense	481	453	6
Impairments charges, fair value adjustments and lease-related charges	55	113	(51)
Other expenses	89	104	(14)

Total aircraft leasing expense	625	670	(7)

Operating income	119	117	2
Net realized capital gains	1	3	(67)

Pre-tax income	$120	$120	-%

    Aircraft Leasing pre-tax income remained constant due to:

  •
  an increase in depreciation expense due to the change in depreciable lives and residual values of certain aircraft;

  •
  a $21 million loss on extinguishment of debt in 2012 resulting from ILFC's refinancing of $1.2 billion of debt; and

  •
  higher interest expense as a result of higher composite interest, offset by ILFC's deleveraging efforts.

    These increases were offset by lower impairment charges.

Other Operations

    AIG's Other operations include results from Mortgage Guaranty operations, Global Capital Markets operations, Direct Investment book, Retained Interests and Corporate & Other operations (after allocations to AIG's business segments).

    AIG's Other operations include the following:

  •
  Mortgage Guaranty — UGC subsidiaries issue residential mortgage guaranty insurance, both domestically and to a lesser extent internationally, that covers mortgage lenders from the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one-to four-family residences.

  •
  Global Capital Markets — consist of the operations of AIG Markets and the remaining AIGFP derivatives portfolio. AIG Markets acts as the derivatives intermediary between AIG companies and third parties. The remaining AIGFP portfolio is managed opportunistically, consistent with AIG's risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions AIG believes are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

  •
  Direct Investment book — includes results for the MIP and certain non-derivative assets and liabilities of AIGFP. Certain non-derivative assets and liabilities of the DIB are accounted for under the fair value option and thus operating results are subject to periodic market volatility.

AIG 2012 Form 10-Q            121

American International Group, Inc.

  •
  Retained Interests — includes fair value gains or losses on AIG's remaining interest in AIA ordinary shares, the retained interest in ML III, and, prior to their sale on March 8, 2011, the MetLife, Inc. (MetLife) securities that were received as consideration from the sale of American Life Insurance Company (ALICO, and such sale, the ALICO Sale).

  •
  Corporate & Other — consists primarily of interest expense, intercompany interest income that is eliminated in consolidation, expenses of corporate staff not attributable to specific business segments (including restructuring costs), expenses related to internal controls, corporate initiatives, certain compensation plan expenses, corporate-level net realized capital gains and losses, and certain litigation-related charges and credits.

Other Operations Results

The following table presents pre-tax income for AIG's Other operations:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Mortgage Guaranty	$8	$8	-%
Global Capital Markets	88	290	(70)
Direct Investment book	248	410	(40)
Retained interests:
Change in fair value of AIA securities, including realized gain in 2012	1,795	1,062	69
Change in fair value of ML III	1,252	744	68
Change in the fair value of the MetLife securities prior to their sale	-	(157)	NM

Corporate & Other:
Interest expense on FRBNY Credit Facility	-	(72)	NM
Other interest expense	(470)	(534)	12
Other corporate expenses	(202)	45	NM
Loss on extinguishment of debt	-	(3,313)	NM
Net realized capital gains (losses)	17	(401)	NM
Net loss on sale of divested businesses	(3)	(72)	96

Total Corporate & Other	(658)	(4,347)	85

Consolidation and eliminations	3	(7)	NM

Total Other operations	$2,736	$(1,997)	NM %

Mortgage Guaranty

The following table presents pre-tax income for Mortgage Guaranty:

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Underwriting results:
Net premiums written	$191	$204	(6)%
(Increase) decrease in unearned premiums	(22)	6	NM

Net premiums earned	169	210	(20)
Claims and claims adjustment expenses incurred	145	193	(25)
Underwriting expenses	47	37	27

Underwriting loss	(23)	(20)	(15)

Investing and other results:
Net investment income	31	34	(9)
Net realized capital losses	-	(6)	NM

Pre-tax income	$8	$8	-%

122            AIG 2012 Form 10-Q

American International Group, Inc.

    Mortgage Guaranty pre-tax results remained constant due to:

  •
  a decline in first lien earned premiums reflecting premium refunds of $19 million due to the rescissions arising from the claims requests sent to lenders during the fourth quarter of 2011 and continuing into the first quarter of 2012, as discussed in Outlook herein, in addition to the declining persistency on the 2008 and prior policy years;

  •
  a decline in earned premiums on second-lien, private student loan and international businesses, all of which were placed into runoff during 2008; and

  •
  an increase in underwriting expenses driven primarily by an increase in underwriting, sales and product initiatives. All of these activities supported an increase in new insurance written for the quarter.

These decreases were offset by:

  •
  a decrease in claims and claims adjustment expenses of $48 million, primarily in first-lien business, reflecting lower levels of newly reported delinquencies and increased denied and rescinded claims partially offset by lower favorable loss development of $14 million in 2012. Favorable development arising from the claims requests sent to lenders mentioned above was $36 million.

    New insurance written, which represents the original principal balance of the insured mortgages, was approximately $6 billion and $3 billion for the three months ended March 31, 2012 and 2011, respectively.

Risk-in-Force

The following table presents risk in force and delinquency ratio information for Mortgage Guaranty domestic business:

At March 31, (dollars in billions)	2012	2011

Domestic first-lien:
Risk in force	$25.9	$24.9
60+ day delinquency ratio on primary loans(a)	11.4%	15.2%
Domestic second-lien:
Risk in force(b)	$1.4	$1.8

(a)
Based on number of policies.

(b)
Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

 Global Capital Markets Operations

    Global Capital Markets' pre-tax income decreased in 2012, compared to the same period in 2011 primarily due to a decrease in unrealized market valuation gains related to the super senior CDS portfolio and net credit valuation adjustment losses on the AIGFP derivative assets and liabilities in 2012 compared to net gains in 2011. For the three month period ended March 31, 2012, an unrealized market valuation gain on the super senior CDS portfolio of $140 million was recognized compared to an unrealized market valuation gain of $323 million in 2011. The reduction in gains resulted primarily from CDS transactions written on multi-sector CDOs driven by price movements and amortization within the CDS portfolio. For the three month period ended March 31, 2012, a net credit valuation adjustment loss on AIGFP's derivative assets and liabilities of $22 million was recognized compared to a net credit valuation adjustment gain of $28 million in 2011 due to a tightening of AIG's credit spreads relative to those of its counterparties.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities herein for a discussion of the super senior CDS portfolio.

AIG 2012 Form 10-Q            123

American International Group, Inc.

Direct Investment Book Results

    The Direct Investment book's pre-tax income decreased in 2012 compared to the same period in 2011 primarily due to net credit valuation adjustment losses on the AIGFP non-derivative assets and liabilities in 2012 compared to net gains in 2011, partially offset by realized capital gains in 2012. For the three month period ended March 31, 2012, the Direct Investment book recognized a net credit valuation adjustment loss on the AIGFP non-derivative assets and liabilities of $191 million compared to a net credit valuation adjustment gain of $300 million in 2011 due to the adverse impact of tightening of AIG's credit spreads on DIB liabilities carried at fair value. The net credit valuation adjustment effect was partially offset by realized capital gains of $426 million on the sale of 35.7 million common units of The Blackstone Group L.P. in 2012.

The following table presents credit valuation adjustment gains (losses) for the AIGFP non-derivative assets and liabilities (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Three Months Ended March 31, 2012
Bond trading securities	$354	Notes and bonds payable	$(201)
Loans and other assets	13	Hybrid financial instrument liabilities	(242)
		Guaranteed Investment Agreements (GIAs)	(90)
		Other liabilities	(25)

Increase in assets	$367	Increase in liabilities	$(558)

Net pre-tax decrease to Other income	$(191)

Three Months Ended March 31, 2011
Bond trading securities	$325	Notes and bonds payable	$(18)
Loans and other assets	16	Hybrid financial instrument liabilities	(30)
		GIAs	9
		Other liabilities	(2)

Increase in assets	$341	Increase in liabilities	$(41)

Net pre-tax increase to Other income	$300

 Retained Interests

Change in Fair Value of AIA Securities

    On March 7, 2012, AIG sold 1.72 billion ordinary shares of AIA and recognized a gain of $0.6 billion. AIG's percentage of AIA ordinary shares decreased from approximately 33 percent to approximately 19 percent as a result of this sale. The fair value of AIG's remaining interest in AIA securities increased $1.2 billion during the quarter ended March 31, 2012.

Change in Fair Value of ML III

    The gain attributable to AIG's interest in ML III for the three months ended March 31, 2012 was generally due to tightening credit spreads.

Change in Fair Value of the MetLife Securities Prior to Sale

    AIG recognized a loss in 2011, representing the decline in the securities' value, due to market conditions, from December 31, 2010 through the date of their sale in the first quarter of 2011.

124            AIG 2012 Form 10-Q

American International Group, Inc.

 Corporate & Other

    Corporate & Other reported a decline in pre-tax losses in the three months ended March 31, 2012 primarily reflecting the following:

  •
  a decline in interest expense as a result of the repayment of the FRBNY Credit Facility; and

  •
  a loss on extinguishment of debt of $3.3 billion in connection with the transactions to recapitalize AIG (the Recapitalization), primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility recorded in 2011.

    Partially offsetting these improvements was an increase in other corporate expenses due to ongoing corporate initiatives, higher compensation expense, equity losses on real estate investments due to property impairment and adverse foreign exchange rate movements.

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

The following table presents AIG's consolidated comprehensive income (loss):

Three Months Ended March 31, (in millions)	2012	2011	Percentage Change

Net income	$3,449	$1,501	130%

Change in unrealized appreciation of investments	2,711	577	370
Change in deferred acquisition costs adjustment and other	(379)	(158)	(140)
Change in future policy benefits	34	-	NM
Change in foreign currency translation adjustments	87	649	(87)
Change in net derivative gains (losses) arising from cash flow hedging activities	4	18	(78)
Change in retirement plan liabilities adjustment	29	2	NM
Change attributable to divestitures and deconsolidations	-	(2,334)	NM
Deferred tax asset (liability)	(761)	466	NM

Other comprehensive income (loss)	1,725	(780)	NM

Comprehensive income	5,174	721	NM

Total comprehensive income attributable to noncontrolling interests	246	240	3

Comprehensive income attributable to AIG	$4,928	$481	NM %

Change in Unrealized Appreciation of Investments

    The $2.7 billion increase for the three months ended March 31, 2012 was primarily attributable to appreciation in bonds available for sale due to continued improvements in financial market conditions and significant spread tightening partially offset by higher U.S. treasury rates.

    The change for the three months ended March 31, 2011 was due to appreciation in bonds available for sale and valuations on cost method partnerships. The bond appreciation was driven by spreads narrowing, which more than offset higher U.S. treasury rates. The increase in cost method partnerships was attributable to positive equity market performance.

Change in Deferred Acquisition Costs Adjustment and Other

    DAC for investment-oriented products adjusted for changes in estimated gross profits that result from changes in the net unrealized gains or losses on fixed maturity and equity securities available for sale. Because fixed maturity and equity securities available for sale are carried at aggregate fair value, an adjustment is made to DAC equal to the change in DAC amortization that would have been recorded if such securities had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The change in these adjustments, net of tax, is included with the change in net unrealized appreciation (depreciation) of investments that is credited or

AIG 2012 Form 10-Q            125

American International Group, Inc.

charged directly to Accumulated other comprehensive income (loss). The change in deferred acquisition costs in 2012 is primarily the result of increases in the unrealized appreciation of investments supporting interest-sensitive products.

Change in Future Policy Benefits

    The adjustment to policyholder benefits reserves in 2012 is due to loss reserve recognition resulting from sales of securities in unrealized gain positions.

Change in Foreign Currency Translation Adjustments

    Foreign currency translation adjustments decreased principally as a result of the sale of Nan Shan Life Insurance Company, Ltd. in the third quarter of 2011.

Change in Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities

    The decline primarily reflects the gradual run-off of the cash flow hedge portfolio, partially offset by a decline in the interest rate environment.

Retirement Plan Liabilities Adjustment

    The change is due to the fluctuation in exchange rates in effect for the first quarter 2012 compared to the first quarter of 2011 and the amortization of a larger net actuarial loss balance that existed at year-end 2011. The larger net actuarial loss balance at year-end 2011 was the result of lower discount rates used to value the U.S. plans at year-end 2011 compared to year-end 2010.

Divestitures and Deconsolidations

    The change attributable to divestitures and deconsolidations in 2011 primarily reflects the derecognition of all items in Accumulated other comprehensive income (loss) at the time of sale for AIG Star and AIG Edison.

Deferred Taxes on Other Comprehensive Income

    For the three-months ended March 31, 2012, the effective tax rate on pre-tax Other Comprehensive Income was 30.6 percent. The effective tax rate differs from the statutory 35 percent rate primarily due to the effects of foreign operations.

    For the three-months ended March 31, 2011, the effective tax rate on pre-tax Other Comprehensive Loss was 37.4 percent. The effective tax rate differs from the statutory 35 percent rate primarily due to the AIG Star and AIG Edison dispositions, changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries and the effects of foreign operations.

CAPITAL RESOURCES AND LIQUIDITY

OVERVIEW

    AIG Parent's primary sources of liquidity are short-term investments and borrowing availability under syndicated credit and contingent liquidity facilities. In addition, subject to market conditions, AIG expects to access the debt markets from time to time to meet its financing needs, which include the payment of maturing debt of AIG and its subsidiaries.

    Highlights of actions taken during the three months ended March 31, 2012 that affected capital resources and liquidity include:

  •
  AIG Purchase of Shares — share repurchases of AIG Common Stock of approximately $3.0 billion in the Offering;

126            AIG 2012 Form 10-Q

American International Group, Inc.

  •
  Pay down of AIA SPV Preferred Interests — the AIA SPV Preferred Interests held by the Department of the Treasury were paid down in full using both existing funds and the proceeds from the following sources:

  •
  Sale of 1.72 billion in AIA ordinary shares for gross proceeds of approximately $6.0 billion;

  •
  Distributions of approximately $1.6 billion to AIG from the FRBNY's final disposition of ML II securities; and

  •
  Use of existing funds allocated to the MIP.

  •
  Dividends from Subsidiaries — approximately $2.6 billion paid to AIG Parent from subsidiaries, including $1.0 billion in non-cash dividends from Chartis and $1.6 billion in note repayments from SunAmerica funded by payments of dividends from their subsidiaries;

  •
  AIG Senior Notes Offering — A registered public offering of $750 million 3.000% Notes Due 2015 and $1.25 billion 3.800% Notes Due 2017 for the MIP. The proceeds were used to continue to reduce the risk of, and better match the assets and liabilities in, the MIP;

  •
  ILFC Debt Offerings — $2.4 billion of secured and unsecured financings; and

  •
  Debt Reduction — repayment of total debt of $4.4 billion, which includes repayments of $1.3 billion by AIG Parent.

    See Note 1 to the Consolidated Financial Statements and Liquidity of Parent and Subsidiaries — Sources of Liquidity herein for further discussion.

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

    AIG's insurance operations must comply with numerous constraints on their minimum capital positions. These constraints are guiding requirements for capital adequacy for individual businesses, based on capital assessments under rating agency, regulatory and business requirements. Using ERM's stress testing methodology, the capital impact of potential stresses is evaluated relative to the binding capital constraint of each business operation to determine the liquidity required of AIG Parent to support the insurance operations and maintain their target capitalization levels. Added to this amount is the contingent liquidity required under stressed scenarios for non-insurance operations, including the Global Capital Markets derivatives portfolio, the Direct Investment book and ILFC.

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

    AIG has in place unconditional capital maintenance agreements (CMAs) with certain domestic Chartis and SunAmerica insurance companies. These CMAs are expected to continue to enhance AIG's capital management practices, and will help manage the flow of capital and funds between AIG Parent and its insurance company subsidiaries. AIG has also entered into and expects to enter into additional CMAs with certain other Chartis insurance companies as needed in 2012. For additional details regarding CMAs, see Liquidity of Parent and Subsidiaries — Chartis, and Liquidity of Parent and Subsidiaries — SunAmerica, below.

AIG 2012 Form 10-Q            127

American International Group, Inc.

Dividend Restrictions

    See Note 10 to the Consolidated Financial Statements for a discussion of potential restrictions on payments of dividends to common shareholders.

    See Note 18 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K for a discussion of restrictions on payments of dividends by AIG and its subsidiaries.

ANALYSIS OF SOURCES AND USES OF CASH

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Three Months Ended March 31, (in millions)	2012	2011

Summary:
Net cash used in operating activities	$(111)	$(5,312)
Net cash provided by investing activities	10,186	39,617
Net cash used in financing activities	(10,232)	(34,485)
Effect of exchange rate changes on cash	(2)	23

Decrease in cash	(159)	(157)
Cash at beginning of year	1,474	1,558
Change in cash of businesses held for sale	-	400

Cash at end of period	$1,315	$1,801

Operating Cash Flow Activities

    Interest payments totaled $0.9 billion and $5.8 billion for the three months ended March 31, 2012 and 2011. Excluding interest payments, AIG generated positive operating cash flow of $0.8 billion and $0.5 billion in 2012 and 2011, respectively.

    Cash used in Chartis operating activities of $0.2 billion was consistent for 2012 and 2011. Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of Chartis to generate positive cash flow is affected by the frequency and severity of losses under its insurance policies, policy retention rates and operating expenses. The decline in 2012 net premiums written is consistent with Chartis' business strategy to decline renewals on business that does not meet Chartis' internal performance or operating targets. During 2011, increases in losses incurred were primarily related to catastrophe losses, including the Tohoku Catastrophe in Japan and earthquakes in New Zealand.

    Cash provided by operating activities of $0.1 billion by SunAmerica was consistent for 2012 and 2011, while Aircraft Leasing generated cash from operating activities of $0.6 billion and $0.7 billion in 2012 and 2011, respectively. These cash flows reflected operating performance that was generally consistent for SunAmerica and Aircraft Leasing in both periods.

Investing Cash Flow Activities

    Net cash provided by investing activities in 2012 includes the following events:

  •
  approximately $1.6 billion in distributions from the sale of the underlying assets held by ML II; and

  •
  approximately $6.0 billion in gross proceeds from the sale of 1.72 billion AIA ordinary shares.

    Net cash provided by investing activities for 2011 mainly resulted from the deployment of restricted cash generated from the AIA initial public offering and the disposition of MetLife securities received in the ALICO sale.

128            AIG 2012 Form 10-Q

American International Group, Inc.

Financing Cash Flow Activities

    Net cash used in financing activities during 2012 includes the following activities:

  •
  $8.6 billion pay down of the Department of the Treasury's AIA SPV preferred interests;

  •
  $3.0 billion payment for the purchase of 103 million shares of AIG Common Stock.

  •
  repayments of $1.2 billion of DIB long-term debt and $2.3 billion of Aircraft Leasing long-term debt; and

  •
  issuances of $2.0 billion of AIG debt to fund the MIP and $2.4 billion of secured and unsecured financings by Aircraft Leasing.

    Net cash used in financing activities for 2011 primarily resulted from the repayment of the FRBNY Credit Facility and the $9.1 billion partial repayment of the AIA SPV Preferred Interests and the preferred interests in AM Holdings LLC (the ALICO SPV) in connection with the Recapitalization and use of proceeds received from the sales of foreign life insurance entities in 2011, all within Other operations.

LIQUIDITY OF PARENT AND SUBSIDIARIES

AIG Parent

    In March 2012, AIG paid down the remaining liquidation preference of the AIA SPV Preferred Interests and redeemed the Department of the Treasury's preferred participating return rights under the AIA SPV and the ALICO SPV limited liability company agreements.

    As a result of these payments, the equity interests in ILFC, the ordinary shares of AIA held by the AIA SPV, the common equity interest in the AIA SPV held by AIG, AIG's interests in ML III, and the $1.6 billion in cash held in escrow to secure indemnifications provided to MetLife were released as security supporting the repayment of the AIA SPV Preferred Interests.

    On March 13, 2012, the Department of the Treasury, as the selling shareholder, completed a registered public offering of AIG Common Stock. The Department of the Treasury sold approximately 207 million shares of AIG Common Stock for aggregate proceeds of $6.0 billion. AIG purchased $3.0 billion of AIG Common Stock in the Offering at the public offering price of $29 per share.

    See Note 1 to the Consolidated Financial Statements for further discussion.

    AIG has established and maintains substantial actual and contingent liquidity.

The following table presents AIG Parent's liquidity:

(In millions)	As of March 31, 2012

Cash and short-term investments(a)	$8,193
Available capacity under Syndicated Credit Facilities(b)	3,200
Available capacity under Contingent Liquidity Facilities(c)	1,000

Total AIG Parent liquidity sources	$12,393

(a)
Includes reverse repurchase agreements totaling $5.8 billion used to reduce unsecured exposures.

(b)
For additional information relating to the syndicated bank credit facilities, see Credit Facilities below.

(c)
For additional information relating to the contingent liquidity facilities, see Contingent Liquidity Facilities below.

AIG 2012 Form 10-Q            129

American International Group, Inc.

Sources of Liquidity

    AIG Parent's primary sources of liquidity are dividends, distributions, and other payments from subsidiaries. In addition, as noted above, AIG expects to access the debt markets from time to time to meet its financing needs. In the first three months of 2012, AIG Parent:

  •
  collected $1.7 billion in cash payments from subsidiaries, including $1.6 billion in note repayments from SunAmerica funded by payments of dividends from subsidiaries representing proceeds from the FRBNY's sale of ML II assets;

  •
  collected approximately $1 billion in dividends from Chartis in the form of municipal bonds;

  •
  issued $2.0 billion of senior unsecured notes to continue to reduce the risk of, and better match the assets and liabilities in, the MIP (described more fully in Liquidity of Parent and Subsidiaries — Other Operations — Direct Investment Book below); and

  •
  sold 1.72 billion AIA ordinary shares for gross proceeds of approximately $6.0 billion, which proceeds were utilized to pay down the AIA SPV Preferred Interests.

Uses of Liquidity

    AIG Parent's primary uses of cash flow are for debt service, operating expenses and subsidiary capital needs. In the first three months of 2012, AIG Parent:

  •
  retired $1.3 billion of debt, including $1.2 billion of MIP obligations, and made interest payments totaling $398 million;

  •
  purchased approximately 103 million shares of AIG Common Stock in the Offering for approximately $3.0 billion;

  •
  utilized $1.6 billion in proceeds from the disposition of ML II assets to reduce the liquidation preference of the AIA SPV Preferred Interests and redeem the Department of the Treasury's preferred participating return rights in the AIA SPV and the ALICO SPV;

  •
  fully paid down the remaining liquidation preference of the AIA SPV Preferred Interests;

  •
  paid $550 million as a result of final approval of a settlement under the Consolidated 2004 Securities Litigation; and

  •
  made $41 million in net subsidiary capital contributions.

    AIG believes that it has sufficient liquidity at the AIG Parent level to satisfy future liquidity requirements and meet its obligations, including requirements arising out of reasonably foreseeable contingencies or events. No assurance can be given, however, that AIG's cash needs will not exceed its projected liquidity. Additional collateral calls, deterioration in investment portfolios or reserve strengthening affecting statutory surplus, higher surrenders of annuities and other policies, downgrades in AIG's credit ratings, or catastrophic losses may result in significant additional cash needs, loss of some sources of liquidity, or both. Regulatory and other legal restrictions could limit AIG's ability to transfer funds freely, either to or from its subsidiaries.

Chartis

    AIG currently expects that its Chartis subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Chartis subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $6.7 billion as of March 31, 2012. Further, Chartis businesses maintain significant levels of investment-grade fixed maturity securities, including

130            AIG 2012 Form 10-Q

American International Group, Inc.

substantial holdings in government and corporate bonds, which Chartis could monetize in the event liquidity levels are deemed insufficient.

    One or more large catastrophes may require AIG to provide support to the affected Chartis operations. In addition, downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of its subsidiaries, which could result in non-renewals or cancellations by policyholders and adversely affect the relevant subsidiary's ability to meet its own obligations, and require AIG to provide capital or liquidity support to the subsidiary. Increases in market interest rates may adversely affect the financial strength ratings of Chartis subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include economic collapse of a nation or region significant to Chartis operations, nationalization, catastrophic terrorist acts, pandemics or other events causing economic or political upheaval.

    In February 2011, AIG entered into CMAs with certain Chartis domestic property and casualty insurance companies. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of these Chartis insurance companies at or above a specified minimum percentage of the companies' projected total authorized control level Risk-Based Capital (RBC) (as defined by National Association of Insurance Commissioners (NAIC) guidelines and determined based on the companies' statutory financial statements). As a result, the CMAs provide that if the total adjusted capital of these Chartis insurance companies falls below the specified minimum percentage of their respective total authorized control level RBCs, AIG will contribute cash or other instruments admissible under applicable regulations to these Chartis insurance companies in the amount necessary to increase total adjusted capital to a level at least equal to such specified minimum percentage. Any required contribution under the CMAs would generally be made during the second and fourth quarters of each year; however, AIG may also make contributions in such amounts and at such times as it deems appropriate. In addition, the CMAs provide that if the total adjusted capital of these Chartis insurance companies is in excess of that same specified minimum percentage of their respective total authorized control level RBCs, subject to board approval, the companies would declare and pay ordinary dividends to their respective equity holders up to an amount that is the lesser of (i) the amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage or (ii) the maximum amount of ordinary dividends permitted under applicable insurance law. The CMAs do not prohibit, however, the payment of extraordinary dividends, subject to board or regulatory approval, to reduce projected or actual total adjusted capital to a level equal to or not materially greater than the specified minimum percentage. Any required dividend under the CMAs would generally be made on a quarterly basis. As structured, the CMAs contemplate that the specified minimum percentage would be reviewed and agreed upon at least annually. The initial specified minimum percentage was 425 percent. For the year ended December 31, 2011, AIG received a total of approximately $1.3 billion in dividends from Chartis and made no contributions to Chartis under the CMAs.

    In February 2012, AIG, Chartis and certain Chartis domestic property and casualty insurance companies entered into a new, single CMA, which replaces the CMAs entered into in February 2011. The new CMA is structured similarly to the CMAs that it replaces, except that under the new CMA, the total adjusted capital and total authorized control level RBC of these Chartis insurance companies are measured as a group (the Fleet) rather than on an individual company basis. As a result, the new CMA provides that AIG will maintain the total adjusted capital of the Fleet at or above a specified minimum percentage of the Fleet's projected total authorized control level RBC. The initial specified minimum percentage is 350 percent. For the three months ended March 31, 2012, AIG received a total of approximately $1.0 billion in dividends from Chartis, consisting primarily of municipal bonds, and made no contributions to Chartis under the new CMA.

    In March 2012, the National Union Fire Insurance Company of Pittsburgh, Pa. (NUFI), a Chartis subsidiary, became a member of the Federal Home Loan Bank of Pittsburgh. FHLB membership provides participants with access to various services, including access to low-cost advances through pledging of certain mortgage-backed securities, government and agency securities and other qualifying assets. These advances may be used to provide an additional source of liquidity for balance sheet management or contingency funding purposes. As of March 31, 2012, NUFI had no advances outstanding under this facility.

AIG 2012 Form 10-Q            131

American International Group, Inc.

    During September 2011, a $725 million letter of credit facility was put in place, under which Chartis Inc. and Ascot Corporate Name Limited (ACNL) acted as co-obligors. ACNL, a Chartis subsidiary and member of the Lloyd's of London insurance syndicate (Lloyd's), is required to hold capital at Lloyd's, known as Funds at Lloyds (FAL). Under the new facility, which supports the 2012 and 2013 years of account, the entire FAL requirement of $583 million as of March 31, 2011 was satisfied with a letter of credit.

SunAmerica

    Management considers the sources of liquidity for SunAmerica subsidiaries adequate to satisfy future liquidity requirements and meet foreseeable liquidity requirements, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Management, however, has recently initiated some specific programs intended to provide additional sources of actual and contingent liquidity. The SunAmerica companies continue to maintain substantial liquidity in the form of cash and short-term investments, totaling $3.8 billion as of March 31, 2012. In the first three months of 2012, SunAmerica provided $1.6 billion of liquidity to AIG Parent through payment of dividends and surplus note interest from insurance subsidiaries. These payments from the insurance companies were funded through a return of capital distribution of the insurance subsidiaries interests in ML II from the FRBNY's sale of the underlying assets.

    The most significant potential liquidity requirements of the SunAmerica companies are the funding of product surrenders, withdrawals and maturities. Given the size and liquidity profile of SunAmerica's investment portfolios, AIG believes that normal deviations from projected claim or surrender experience would not constitute a significant liquidity risk. As part of its risk management framework, SunAmerica continues to evaluate and implement programs to enhance its liquidity position and facilitate SunAmerica's ability to maintain a fully invested asset portfolio, including securities lending programs and other secured financings structured to increase liquidity. During 2012, SunAmerica began utilizing securities lending programs. In addition, in 2011, certain SunAmerica insurance companies became members of the FHLBs in their respective districts, primarily as an additional source of liquidity or for other uses deemed appropriate by the member. As of March 31, 2012, SunAmerica had borrowed $76 million from the FHLBs to confirm its ability to access this source of liquidity.

    In March 2011, AIG entered into CMAs with certain SunAmerica insurance companies. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of these SunAmerica insurance companies at or above a specified minimum percentage of the companies' projected Company Action Level RBCs. As a result, the CMAs provide that if the total adjusted capital of these SunAmerica insurance companies falls below the specified minimum percentage of their respective Company Action Level RBCs, AIG will contribute cash or instruments admissible under applicable regulations to these SunAmerica insurance companies in the amount necessary to increase total adjusted capital to a level at least equal to such specified minimum percentage. Any required contribution under the CMAs would generally be made during the second and fourth quarters of each year; however, AIG may also make contributions in such amounts and at such times as it deems appropriate. In addition, the CMAs provide that if the total adjusted capital of these SunAmerica insurance companies is in excess of that same specified minimum percentage of their respective total company action level RBCs, subject to board approval, the companies would declare and pay ordinary dividends to their respective equity holders up to an amount that is the lesser of (i) the amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage or (ii) the maximum amount of ordinary dividends permitted under applicable insurance law. The CMAs do not prohibit, however, the payment of extraordinary dividends, subject to board or regulatory approval, to reduce projected or actual total adjusted capital to a level equal to or not materially greater than the specified minimum percentage. Any required dividend under the CMAs would generally be made on a quarterly basis. As structured, the CMAs contemplate that the specified minimum percentage would be reviewed and agreed upon at least annually. The initial specified minimum percentage was 350 percent, except for the CMA with AGC Life Insurance Company, which had a specified minimum percentage of 250 percent. For the year ended December 31, 2011, AIG received a total of approximately $1.4 billion in distributions from SunAmerica in the form of note repayments. For the three months

132            AIG 2012 Form 10-Q

American International Group, Inc.

ended March 31, 2012, AIG received a total of approximately $1.6 billion in distributions from SunAmerica in the form of note repayments. AIG made no contributions to SunAmerica under the CMAs in either period. Effective March 30, 2012, the specified minimum percentage increased from 350 percent to 435 percent, except for the CMA with AGC Life Insurance Company, where the specified minimum percentage remained at 250 percent.

Aircraft Leasing

    ILFC's sources of liquidity include existing cash and short-term investments of $2.4 billion, future cash flows from operations, revolving credit facilities, debt issuances, and aircraft sales, subject to market and other conditions. Uses of liquidity for ILFC primarily consist of aircraft purchases and debt repayments. On February 23, 2012, ILFC closed on a $900 million senior secured term loan due in 2017. ILFC used the proceeds from this loan to prepay the $457 million outstanding under its five-year syndicated facility, and the remainder for general corporate purposes. The senior secured term loan is secured primarily by a first priority perfected lien on the equity of certain ILFC subsidiaries that directly or indirectly own a pool of aircraft and related leases.

    On March 19, 2012, ILFC issued $1.5 billion aggregate principal amount of senior unsecured notes, consisting of $750 million of 4.875% Notes due 2015 and $750 million of 5.875% Notes due 2019. Part of the proceeds from the sale of these notes were used to prepay ILFC's $750 million senior secured term loan scheduled to mature in 2015 and the remainder will be used to for general corporate purposes, including the repayment of debt and the purchase of aircraft.

    On April 12, 2012, ILFC entered into a $550 million secured term loan due in 2016. ILFC used the proceeds from this loan to refinance its $550 million secured term loan that was scheduled to mature in 2016.

    On April 23, 2012, ILFC closed on a $203 million senior secured term loan due in 2018. ILFC is using the proceeds from this loan for the acquisition of seven new aircraft which will be delivered in 2012.

    See Debt herein for further details on ILFC's revolving credit facilities and outstanding debt.

Other Operations

Mortgage Guaranty

    AIG currently expects that its UGC subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including requirements arising out of reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. UGC subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $878 million as of March 31, 2012. Further, UGC businesses maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in municipal and corporate bonds ($2.9 billion in the aggregate at March 31, 2012), which UGC could monetize in the event liquidity levels are insufficient to meet obligations.

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

AIG 2012 Form 10-Q            133

American International Group, Inc.

value of the relevant reference obligations, with the latter being the most significant factor. While a high level of correlation exists between the amount of collateral posted and the valuation of these contracts in respect of the arbitrage portfolio, a similar relationship does not exist with respect to the regulatory capital portfolio given the nature of how the amount of collateral for these transactions is determined. AIG estimates the amount of potential future collateral postings associated with the super senior credit default swaps using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into AIG's liquidity planning assumptions. AIGFP continues to rely upon AIG Parent to meet most of its collateral and other liquidity requirements in connection with its remaining derivatives portfolio.

    Collateral posted by operations included in Global Capital Markets to third parties was $4.6 billion and $5.1 billion at March 31, 2012 and December 31, 2011, respectively. Collateral obtained by operations included in Global Capital Markets from third parties was $946 million and $1.2 billion at March 31, 2012 and December 31, 2011, respectively. The collateral amounts reflect counterparty netting adjustments available under master netting agreements and are inclusive of collateral that exceeds the fair value of derivatives as of the reporting date.

Direct Investment Book

    As of March 31, 2012, management expects the DIB's investments to provide sufficient return to fund the DIB maturing liabilities. The DIB's investment portfolio consists primarily of cash, short term investments, fixed maturity securities issued by U.S. government and government sponsored entities, mortgage and asset backed securities and to a lesser extent bank loans, mortgage loans and equity securities. While a significant portion of the DIB's liquidity requirements are supported by existing liquidity sources or maturing investments, mismatches in the timing of cash inflows and outflows may require assets to be sold or AIG to access the capital markets to satisfy liquidity requirements. Depending on market conditions and the ability to sell assets if required, proceeds from asset sales may not be sufficient to satisfy the full amount required. Management believes that sufficient liquidity is maintained by the DIB to meet near-term liquidity requirements. Any additional liquidity shortfalls would need to be funded by AIG Parent.

    In the first quarter of 2012, AIG issued $2.0 billion aggregate principal amount of unsecured notes, $750 million of 3.000% Notes Due 2015 and $1.25 billion of 3.800% Notes Due 2017. The proceeds from the sale of these notes are being used to continue to reduce the risk of, and better match the assets and liabilities in, the MIP and the notes are included within MIP notes payable in the debt outstanding table below. Excess funds allocated to the MIP were used to pay down the AIA SPV Preferred Interests. In exchange, AIG's remaining interest in ML III and the future proceeds from the cash held in escrow to secure indemnities provided to MetLife were allocated to the MIP.

    Collateral posted by operations included in the DIB to third parties was $5.1 billion at both March 31, 2012 and December 31, 2011. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

134            AIG 2012 Form 10-Q

American International Group, Inc.

DEBT

Debt Maturities

The following table summarizes maturing debt at March 31, 2012 of AIG and its subsidiaries for the next four quarters:

(in millions)	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	First Quarter 2013	Total

ILFC	$602	$783	$138	$1,371	$2,894
Borrowings supported by assets (DIB)	1,872	240	167	494	2,773
General borrowings	-	-	145	-	145
Other	-	-	-	46	46

Total	$2,474	$1,023	$450	$1,911	$5,858

    AIG's plans for meeting these maturing obligations are as follows:

  •
  ILFC's sources of liquidity available to meet these needs include existing cash and short-term investments of $2.4 billion, future cash flows from operations, debt issuances and aircraft sales, subject to market and other conditions. See Liquidity of Parent and Subsidiaries — Aircraft Leasing. Additionally, at March 31, 2012, ILFC had $2.0 billion available under its unsecured three-year revolving credit facility and an additional $154 million available under AeroTurbine's secured revolving credit agreement. AIG expects that ILFC will refinance its existing debt or issue additional debt as necessary to meet its maturing debt obligations.

  •
  AIG borrowings supported by assets consist of debt under the MIP as well as AIGFP debt included in the DIB. Mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold or AIG to access the capital markets to satisfy maturing liabilities. Depending on market conditions and the ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent. At March 31, 2012, all of the debt maturities in the DIB through March 31, 2013 are supported by short-term investments and maturing investments.

AIG 2012 Form 10-Q            135

American International Group, Inc.

The following table provides the rollforward of AIG's total debt outstanding:

Three Months Ended March 31, 2012 (in millions)	Balance at December 31, 2011	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance at March 31, 2012

Debt issued or guaranteed by AIG:
General borrowings:
Notes and bonds payable	$12,725	$-	$(27)	$97	$2		$12,797
Junior subordinated debt	9,327	-	-	86	(4)		9,409
Loans and mortgages payable	234	-	(1)	(11)	1		223
SunAmerica Financial Group, Inc. (SAFG, Inc.) notes and bonds payable	298	-	-	-	-		298
Liabilities connected to trust preferred stock	1,339	-	-	-	-		1,339

Total general borrowings	23,923	-	(28)	172	(1)		24,066

Borrowings supported by assets:
MIP notes payable	10,147	1,996	(1,213)	(54)	(23)		10,853
Series AIGFP matched notes and bonds payable	3,807	-	(99)	-	(6)		3,702
GIAs, at fair value	7,964	107	(244)	-	(164	)(a)	7,663
Notes and bonds payable, at fair value	2,316	3	(395)	-	516	(a)	2,440
Loans and mortgages payable, at fair value	486	-	(25)	-	15	(a)	476

Total borrowings supported by assets	24,720	2,106	(1,976)	(54)	338		25,134

Total debt issued or guaranteed by AIG	48,643	2,106	(2,004)	118	337		49,200

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facility, bank financings and other secured financings(b)	23,365	2,539	(2,270)	-	4		23,638
Junior subordinated debt	999	-	-	-	-		999

Total ILFC debt	24,364	2,539	(2,270)	-	4		24,637

Other subsidiaries notes, bonds, loans and mortgages payable	393	51	(23)	-	(1)		420

Debt of consolidated investments(c)	1,853	73	(61)	5	(31)		1,839

Total debt not guaranteed by AIG	26,610	2,663	(2,354)	5	(28)		26,896

Total debt	$75,253	$4,769	$(4,358)	$123	$309		$76,096

(a)
Primarily represents adjustments to the fair value of debt.

(b)
Includes $9.5 billion of secured financings, of which $93 million are non-recourse to ILFC.

(c)
At March 31, 2012, includes debt of consolidated investments primarily held through AIG Global Real Estate Investment Corp., AIG Credit Corp. and SunAmerica of $1.4 billion, $226 million and $100 million, respectively.

136            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $1.8 billion in borrowings of consolidated investments:

			Year Ending
March 31, 2012 (in millions)		Remainder of 2012
	Total		2013	2014	2015	2016	2017	Thereafter

General borrowings:
Notes and bonds payable	$12,797	$-	$1,468	$500	$998	$1,748	$1,667	$6,416
Junior subordinated debt	9,409	-	-	-	-	-	-	9,409
Loans and mortgages payable	223	145	3	-	2	-	-	73
SAFG, Inc. notes and bonds payable	298	-	-	-	-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

AIG general borrowings	$24,066	$145	$1,471	$500	$1,000	$1,748	$1,667	$17,535

Borrowings supported by assets:
MIP notes payable	10,853	1,026	864	1,618	1,159	1,483	4,165	538
Series AIGFP matched notes and bonds payable	3,702	50	3	-	-	-	20	3,629
GIAs, at fair value	7,663	337	202	653	606	310	252	5,303
Notes and bonds payable, at fair value	2,440	806	384	172	206	346	115	411
Loans and mortgages payable, at fair value	476	60	230	64	-	-	10	112

AIG borrowings supported by assets	25,134	2,279	1,683	2,507	1,971	2,139	4,562	9,993

ILFC(a):
Notes and bonds payable	14,184	1,107	3,421	1,040	2,010	1,000	2,000	3,606
Junior subordinated debt	999	-	-	-	-	-	-	999
ECA Facility(b)	2,197	291	429	424	336	258	202	257
Bank financings and other secured financings	7,257	125	169	1,539	439	1,989	1,060	1,936

Total ILFC	24,637	1,523	4,019	3,003	2,785	3,247	3,262	6,798

Other subsidiaries notes, bonds, loans and mortgages payable(a)	420	-	48	3	24	6	8	331

Total	$74,257	$3,947	$7,221	$6,013	$5,780	$7,140	$9,499	$34,657

(a)
AIG does not guarantee these borrowings.

(b)
Reflects future minimum payment for ILFC's borrowings under the 2004 Export Credit Agency (ECA) Facility.

 CREDIT FACILITIES

    AIG relies on credit facilities as potential sources of liquidity for general corporate purposes. Currently, AIG and ILFC maintain committed, revolving credit facilities, including a facility that provides for the issuance of letters of credit, summarized in the following table for general corporate purposes and for letter of credit issuance. AIG intends to replace or extend these credit facilities on or prior to their expiration, although no assurance can be given that these facilities will be replaced on favorable terms or at all. One of the facilities, as noted below, contains a "term-out option" allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans. All facilities, except for ILFC's four-year AeroTurbine syndicated credit facility maturing December 2015, are unsecured.

March 31, 2012 (in millions) Facility	Size	Borrower(s)	Available Amount	Expiration	One-Year Term-Out Option	Effective Date

AIG:
364-Day Syndicated Facility	$1,500	AIG	$1,500	October 2012	Yes	10/12/2011
4-Year Syndicated Facility	3,000	AIG	1,700	October 2015	No	10/12/2011

Total AIG	$4,500		$3,200

ILFC:
4-Year AeroTurbine Syndicated Facility	430	ILFC	154	December 2015	No	12/9/2011
3-Year Syndicated Facility	2,000	ILFC	2,000	January 2014	No	1/31/2011

Total ILFC	$2,430		$2,154

AIG 2012 Form 10-Q            137

American International Group, Inc.

    The AIG 4-Year Syndicated Facility provides for $3.0 billion of revolving loans, which includes a $1.5 billion letter of credit sublimit. As of March 31, 2012, $1.3 billion of letters of credit were outstanding under the letter of credit sublimit within the 4-Year Syndicated Facility, so that a total of $1.7 billion remains available under this facility, of which $0.2 billion is available for letters of credit. AIG expects that it may draw down on the 364-Day and 4-Year facilities from time to time, and may use the proceeds for general corporate purposes. AIG's ability to borrow under these facilities is not contingent on its credit ratings.

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

    ILFC's three-year credit facility, which became effective January 31, 2011, contains customary events of default and restrictive financial covenants that, among other things, restrict ILFC from entering into secured financing in excess of 30 percent of its consolidated tangible net assets, as defined in the agreement, less $2.0 billion, excluding fixed asset financings. As of April 27, 2012, ILFC would be able to incur an additional $3.3 billion of secured indebtedness under this covenant. Prior to April 16, 2010, ILFC had a $2.5 billion five-year syndicated facility which was scheduled to expire in October 2011. ILFC subsequently amended and extended the facility to mature in October 2012. ILFC repaid $457 million outstanding under the facility and terminated the facility on February 23, 2012. ILFC is a guarantor for a four-year credit facility entered into by AeroTurbine, a wholly owned subsidiary of ILFC, whose assets are pledged as security for the outstanding amount. In February 2012, ILFC increased AeroTurbine's facility by $95 million to $430 million.

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

CREDIT RATINGS

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short- and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of April 27, 2012. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

138            AIG 2012 Form 10-Q

American International Group, Inc.

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

    For a discussion of the effects of downgrades in the financial strength ratings of AIG's insurance companies or AIG's credit ratings, see Note 8 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors in the 2011 Annual Report on Form 10-K.

AIG 2012 Form 10-Q            139

American International Group, Inc.

 CONTRACTUAL OBLIGATIONS

The following table summarizes contractual obligations in total, and by remaining maturity:

		Payments due by Period
March 31, 2012 (in millions)
	Total Payments	Remainder of 2012	2013 - 2014	2015 - 2016	2017	Thereafter

Loss reserves	$92,949	$16,173	$27,699	$15,430	$5,019	$28,628
Insurance and investment contract liabilities	235,896	12,864	28,420	25,217	11,007	158,388
Aircraft purchase commitments	18,715	1,442	3,010	5,596	4,194	4,473
Borrowings	74,257	3,947	13,234	12,920	9,499	34,657
Interest payments on borrowings	55,321	3,275	7,640	6,456	2,578	35,372
Other long-term obligations(a)	184	33	39	14	11	87

Total(b)	$477,322	$37,734	$80,042	$65,633	$32,308	$261,605

(a)
Primarily includes contracts to purchase future services and other capital expenditures.

(b)
Does not reflect unrecognized tax benefits of $4.2 billion, the timing of which is uncertain. In addition, the majority of AIG's credit default swaps require AIG to provide credit protection on a designated portfolio of loans or debt securities. At March 31, 2012, the fair value derivative liability was $2.5 billion, relating to the super senior multi-sector CDO credit default swap portfolio, realized in extinguishing derivative obligations. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, at March 31, 2012, collateral posted with respect to these swaps was $2.1 billion.

 OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

		Amount of Commitment Expiring
March 31, 2012 (in millions)
	Total Amounts Committed	Remainder of 2012	2013 - 2014	2015 - 2016	2017	Thereafter

Guarantees:
Liquidity facilities(a)	$660	$558	$-	$-	$-	$102
Standby letters of credit	438	419	15	3	-	1
Guarantees of indebtedness	165	-	-	-	-	165
All other guarantees(b)	488	77	77	158	40	136
Commitments:
Investment commitments(c)	2,752	2,390	196	166	-	-
Commitments to extend credit	187	138	48	-	-	1
Letters of credit	26	18	8	-	-	-
Other commercial commitments(d)	902	15	2	-	-	885

Total(e)	$5,618	$3,615	$346	$327	$40	$1,290

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

(d)
Excludes commitments with respect to pension plans. The remaining pension contribution for 2012 is expected to be approximately $70 million for U.S. and non-U.S. plans.

(e)
Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

140            AIG 2012 Form 10-Q

American International Group, Inc.

Securities Financing

    The fair value of securities transferred under repurchase agreements accounted for as sales was $1.8 billion and $2.1 billion at March 31, 2012 and December 31, 2011, respectively, and the related cash collateral obtained was $1.2 billion and $1.6 billion at March 31, 2012 and December 31, 2011, respectively.

Arrangements with Variable Interest Entities

    While AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business, AIG's involvement with VIEs is primarily as a passive investor in fixed maturities (rated and unrated) and equity interests issued by VIEs. AIG consolidates a VIE when it is the primary beneficiary of the entity. For a further discussion of AIG's involvement with VIEs, see Note 7 to the Consolidated Financial Statements.

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

•
In the case of life insurance and retirement services companies, as well as in the Direct Investment book, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with assets of comparable duration.

•
Fixed maturity securities held by the domestic insurance companies included in Chartis historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. To meet the current risk-return and tax objectives of Chartis, the domestic property and casualty companies continue to shift investment allocations away from tax-exempt municipal bonds towards taxable instruments which meet the companies' liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

•
Outside of the U.S., fixed maturity securities held by Chartis companies consist primarily of intermediate duration high-grade securities.

INVESTMENT HIGHLIGHTS

    At March 31, 2012, approximately 88 percent of AIG's fixed maturity securities were held by domestic entities. Approximately 19 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 14 percent were rated below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

    A significant portion of the foreign entities fixed maturity securities portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available in all overseas locations. AIG's Credit Risk Management department closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At March 31, 2012, approximately 22 percent of such investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 3 percent were rated below investment grade or not rated at that date. Approximately 50 percent of

AIG 2012 Form 10-Q            141

American International Group, Inc.

the foreign entities, fixed maturity securities portfolio are sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

    The equity and credit markets experienced positive returns in the first quarter of 2012. Each sector of the domestic equity markets achieved positive returns, with the Dow, S&P 500, and Nasdaq 100 returning 8 percent, 12 percent, and 19 percent, respectively. A 33 basis point increase in ten year U.S. Treasury rates was more than offset by significant spread narrowing. Economic events such as a lower U.S. unemployment rate, European Central Bank liquidity injections of approximately $1.1 trillion, and an agreement on the Greek sovereign debt issue helped reduce market uncertainty. Significant areas of concern remain, including Middle East tensions contributing to an increase of approximately 50 percent in the price of oil, over the past six months, and credit rating agencies continuing to issue and warn of possible downgrades. The FRBNY's operation Twist is expected to end in June 2012, which could put pressure on long term rates.

    An overview of investment activities during 2012 is provided below:

Asset Composition

  •
  New investment purchases were made using proceeds from sales and maturities of securities, paydowns on structured securities, and cash flow from operations and investments. Amounts purchased were lower than in 2011 when the insurance operations had more to invest due to a higher level of gain realization and cash and short term investment that was redeployed throughout 2011. As a result, the cash and short term investment balance is back to pre crisis levels.

  •
  For the first quarter of 2012, Chartis' tax exempt municipal bonds sales slowed compared to prior quarters throughout 2011.

  •
  Corporate debt securities represented the largest new investment category.

  •
  Risk weighted opportunistic investments in RMBS and other structured securities continued to be made to improve yields and increase net investment income.

  •
  The low rate environment continues to put downward pressure on SunAmerica's yields as cash flows are reinvested at generally lower rates. Base yields at Chartis benefited from redeployment activities in 2011 and the fact that blended new money rates in the Chartis portfolio were higher than the rates on the investments that were sold, matured or were called.

    Net investment income and unrealized and realized gains and losses are discussed under Consolidated Results.

    With respect to AIG's fixed maturity investments, the credit ratings in the table below and in subsequent tables reflect: (a) a composite of the ratings of the three major rating agencies, or when agency ratings are not available, the rating assigned by the National Association of Insurance Commissioners (NAIC) Securities Valuations Office (SVO) (over 97 percent of total fixed maturity investments), or (b) AIG's equivalent internal ratings when these investments have not been rated by any of the major rating agencies or the NAIC. The "Non-rated" category in those tables consists of fixed maturity investments that have not been rated by any of the major rating agencies, the NAIC or AIG, and represents primarily AIG's interest in ML III.

    See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

142            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents the credit ratings of AIG's fixed maturity investments based on fair value:

	March 31, 2012	December 31, 2011

Rating:
AAA	19%	21%
AA	20	20
A	22	22
BBB	26	25
Below investment grade	10	10
Non-rated	3	2

Total	100%	100%

INVESTMENTS BY SEGMENT

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment
(in millions)	Chartis	SunAmerica	Aircraft Leasing	Other Operations		Total

March 31, 2012
Fixed maturity securities:
Bonds available for sale, at fair value	$103,487	$156,886	$-	$5,989		$266,362
Bond trading securities, at fair value	174	871	-	23,436		24,481
Equity securities:
Common and preferred stock available for sale, at fair value	2,805	212	1	8		3,026
Common and preferred stock trading, at fair value	-	-	-	123		123
Mortgage and other loans receivable, net of allowance	492	16,913	62	2,052		19,519
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	35,452	-		35,452
Other invested assets	12,405	13,013	-	11,791	(b)	37,209
Short-term investments	5,768	3,563	2,317	9,141		20,789

Total investments(a)	125,131	191,458	37,832	52,540		406,961
Cash	890	204	35	186		1,315

Total invested assets	$126,021	$191,662	$37,867	$52,726		$408,276

December 31, 2011
Fixed maturity securities:
Bonds available for sale, at fair value	$103,831	$154,912	$-	$5,238		$263,981
Bond trading securities, at fair value	88	1,583	-	22,693		24,364
Equity securities:
Common and preferred stock available for sale, at fair value	2,895	208	1	520		3,624
Common and preferred stock trading, at fair value	-	-	-	125		125
Mortgage and other loans receivable, net of allowance	553	16,759	90	2,087		19,489
Flight equipment primarily under operating leases,
net of accumulated depreciation	-	-	35,539	-		35,539
Other invested assets	12,279	12,560	-	15,905	(b)	40,744
Short-term investments	4,660	3,318	1,910	12,684		22,572

Total investments(a)	124,306	189,340	37,540	59,252		410,438
Cash	673	463	65	273		1,474

Total invested assets	$124,979	$189,803	$37,605	$59,525		$411,912

(a)
At March 31, 2012, approximately 88 percent and 12 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 90 percent and 10 percent, respectively, at December 31, 2011.

(b)
Includes $8.2 billion and $12.4 billion of AIA ordinary shares at March 31, 2012 and December 31, 2011, respectively.

AIG 2012 Form 10-Q            143

American International Group, Inc.

 AVAILABLE FOR SALE INVESTMENTS

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities and other invested assets carried at fair value:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

March 31, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$4,456	$332	$(2)	$4,786	$-
Obligations of states, municipalities and political subdivisions	35,096	2,657	(71)	37,682	(25)
Non-U.S. governments	25,106	1,066	(50)	26,122	-
Corporate debt	135,350	12,040	(910)	146,480	134
Mortgage-backed, asset-backed and collateralized:
RMBS	33,956	1,865	(770)	35,051	191
CMBS	8,274	470	(681)	8,063	(151)
CDO/ABS	7,926	568	(316)	8,178	103

Total mortgage-backed, asset-backed and collateralized	50,156	2,903	(1,767)	51,292	143

Total bonds available for sale(b)	250,164	18,998	(2,800)	266,362	252

Equity securities available for sale:
Common stock	1,636	1,268	(99)	2,805	-
Preferred stock	87	67	-	154	-
Mutual funds	59	8	-	67	-

Total equity securities available for sale	1,782	1,343	(99)	3,026	-

Other invested assets carried at fair value(c)	5,220	1,783	(157)	6,846	-

Total	$257,166	$22,124	$(3,056)	$276,234	$252

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$5,661	$418	$(1)	$6,078	$-
Obligations of states, municipalities and political subdivisions	35,017	2,554	(73)	37,498	(28)
Non-U.S. governments	24,843	994	(102)	25,735	-
Corporate debt	134,699	11,844	(1,725)	144,818	115
Mortgage-backed, asset-backed and collateralized:
RMBS	34,780	1,387	(1,563)	34,604	(716)
CMBS	8,449	470	(973)	7,946	(276)
CDO/ABS	7,321	454	(473)	7,302	49

Total mortgage-backed, asset-backed and collateralized	50,550	2,311	(3,009)	49,852	(943)

Total bonds available for sale(b)	250,770	18,121	(4,910)	263,981	(856)

Equity securities available for sale:
Common stock	1,682	1,839	(100)	3,421	-
Preferred stock	83	60	-	143	-
Mutual funds	55	6	(1)	60	-

Total equity securities available for sale	1,820	1,905	(101)	3,624	-

Other invested assets carried at fair value(c)	5,155	1,611	(269)	6,497	-

Total	$257,745	$21,637	$(5,280)	$274,102	$(856)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At March 31, 2012 and December 31, 2011, bonds available for sale held by AIG that were below investment grade or not rated totaled $27.8 billion and $24.2 billion, respectively.

(c)
Represents private equity and hedge fund investments carried at fair value for which unrealized gains and losses are required to be recognized in other comprehensive income.

144            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents the fair value of AIG's available for sale U.S. municipal bond portfolio by state and type:

March 31, 2012 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$600	$1,274	$3,447	$5,321
Texas	245	2,617	2,230	5,092
New York	15	900	3,747	4,662
Washington	699	323	871	1,893
Massachusetts	904	-	862	1,766
Illinois	243	699	669	1,611
Florida	505	9	1,110	1,624
Georgia	586	76	489	1,151
Virginia	88	230	882	1,200
Arizona	-	161	796	957
Ohio	249	182	547	978
Pennsylvania	524	100	217	841
New Jersey	11	3	736	750
All Other	2,156	1,579	6,043	9,778

Total(a)(b)	$6,825	$8,153	$22,646	$37,624

(a)
Excludes certain university and not-for-profit entities that issue in the corporate debt market. Includes industrial revenue bonds.

(b)
Includes $6.9 billion of pre-refunded municipal bonds.

    At March 31, 2012, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with 97 percent of the portfolio rated A or higher.

The following table presents the industry categories of AIG's available for sale corporate debt securities based on amortized cost:

Industry Category	March 31, 2012	December 31, 2011

Financial institutions:
Money Center/Global Bank Groups	9%	9%
Regional banks – other	1	1
Life insurance	4	4
Securities firms and other finance companies	-	-
Insurance non-life	3	3
Regional banks – North America	6	6
Other financial institutions	5	5
Utilities	16	16
Communications	8	8
Consumer noncyclical	11	11
Capital goods	6	6
Energy	7	7
Consumer cyclical	7	7
Other	17	17

Total*	100%	100%

*
At March 31, 2012 and December 31, 2011, approximately 95 percent, respectively, of these investments were rated investment grade.

AIG 2012 Form 10-Q            145

American International Group, Inc.

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	March 31, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS*
2012	$137	$-	$-	$137	-%	$-	$-	$-	$-	-%
2011	8,012	342	(13)	8,341	24	8,972	306	(31)	9,247	26
2010	3,305	139	-	3,444	10	3,787	139	(1)	3,925	11
2009	475	19	-	494	1	598	22	-	620	2
2008	537	44	-	581	2	665	49	-	714	2
2007 and prior	21,490	1,321	(757)	22,054	63	20,758	871	(1,531)	20,098	59

Total RMBS	$33,956	$1,865	$(770)	$35,051	100%	$34,780	$1,387	$(1,563)	$34,604	100%

Agency
2012	$105	$-	$-	$105	1%	$-	$-	$-	$-	-%
2011	5,842	303	(1)	6,144	44	6,701	306	(2)	7,005	44
2010	3,156	138	-	3,294	23	3,636	139	(1)	3,774	24
2009	403	18	-	421	3	528	21	-	549	3
2008	537	44	-	581	4	665	49	-	714	4
2007 and prior	3,355	434	-	3,789	25	3,852	463	-	4,315	25

Total Agency	$13,398	$937	$(1)	$14,334	100%	$15,382	$978	$(3)	$16,357	100%

Alt-A
2010	$60	$1	$-	$61	1%	$63	$1	$-	$64	1%
2007 and prior	6,934	344	(227)	7,051	99	6,220	135	(611)	5,744	99

Total Alt-A	$6,994	$345	$(227)	$7,112	100%	$6,283	$136	$(611)	$5,808	100%

Subprime
2007 and prior	$2,159	$68	$(293)	$1,934	100%	$1,792	$38	$(374)	$1,456	100%

Total Subprime	$2,159	$68	$(293)	$1,934	100%	$1,792	$38	$(374)	$1,456	100%

Prime non-agency
2012	$32	$-	$-	$32	-%	$-	$-	$-	$-	-%
2011	2,170	39	(13)	2,196	20	2,270	-	(29)	2,241	21
2010	89	-	-	89	1	88	-	-	88	1
2009	72	1	-	73	1	70	1	-	71	-
2007 and prior	8,626	411	(170)	8,867	78	8,474	181	(461)	8,194	78

Total Prime non-agency	$10,989	$451	$(183)	$11,257	100%	$10,902	$182	$(490)	$10,594	100%

Total Other Housing Related	$416	$64	$(66)	$414	100%	$421	$53	$(85)	$389	100%

*
Includes foreign and jumbo RMBS-related securities.

146            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents AIG's RMBS investments by credit rating:

	March 31, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$16,219	$980	$(28)	$17,171	48%	$18,502	$990	$(56)	$19,436	53%
AA	1,075	65	(99)	1,041	3	1,043	51	(115)	979	3
A	548	12	(15)	545	2	426	8	(25)	409	1
BBB	869	17	(68)	818	2	859	9	(95)	773	3
Below investment grade(b)	15,245	791	(560)	15,476	45	13,942	329	(1,272)	12,999	40
Non-rated	-	-	-	-	-	8	-	-	8	-

Total RMBS(a)	$33,956	$1,865	$(770)	$35,051	100%	$34,780	$1,387	$(1,563)	$34,604	100%

Agency RMBS
AAA	$13,347	$928	$(1)	$14,274	100%	$15,382	$978	$(3)	$16,357	100%
AA	51	9	-	60	-	-	-	-	-	-

Total Agency	$13,398	$937	$(1)	$14,334	100%	$15,382	$978	$(3)	$16,357	100%

Alt-A RMBS
AAA	$81	$1	$(1)	$81	1%	$128	$2	$(4)	$126	2%
AA	350	34	(20)	364	5	405	34	(25)	414	6
A	259	5	(1)	263	4	162	2	(3)	161	3
BBB	273	5	(22)	256	4	278	2	(29)	251	4
Below investment grade(b)	6,031	300	(183)	6,148	86	5,310	96	(550)	4,856	85
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Alt-A	$6,994	$345	$(227)	$7,112	100%	$6,283	$136	$(611)	$5,808	100%

Subprime RMBS
AAA	$53	$1	$(2)	$52	3%	$109	$-	$(4)	$105	6%
AA	173	12	(24)	161	8	144	10	(27)	127	8
A	71	2	(2)	71	3	19	-	(1)	18	1
BBB	224	-	(19)	205	10	253	1	(33)	221	14
Below investment grade(b)	1,638	53	(246)	1,445	76	1,267	27	(309)	985	71
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Subprime	$2,159	$68	$(293)	$1,934	100%	$1,792	$38	$(374)	$1,456	100%

Prime non-agency
AAA	$2,736	$50	$(22)	$2,764	25%	$2,884	$11	$(45)	$2,850	26%
AA	482	10	(44)	448	4	472	7	(50)	429	4
A	199	5	(8)	196	2	202	3	(16)	189	2
BBB	330	11	(23)	318	3	309	6	(28)	287	3
Below investment grade(b)	7,242	375	(86)	7,531	66	7,027	155	(351)	6,831	65
Non-rated	-	-	-	-	-	8	-	-	8	-

Total prime non-agency	$10,989	$451	$(183)	$11,257	100%	$10,902	$182	$(490)	$10,594	100%

Total Other Housing Related	$416	$64	$(66)	$414	100%	$421	$53	$(85)	$389	100%

(a)
The weighted average expected life is 7 years and 6 years at March 31, 2012 and December 31, 2011, respectively.

(b)
Commencing in the second quarter of 2011, AIG purchased certain RMBS securities that had experienced deterioration in credit quality since their origination. See Note 5 to the Consolidated Financial Statements, Investments – Purchased Credit Impaired (PCI) Securities, for additional discussion.

    AIG's underwriting practices for investing in RMBS, other asset-backed securities and CDOs take into consideration the quality of the originator, the manager, the servicer, security credit ratings, underlying characteristics of the mortgages, borrower characteristics, and the level of credit enhancement in the transaction.

AIG 2012 Form 10-Q            147

American International Group, Inc.

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	March 31, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$6,717	$328	$(580)	$6,465	81%	$6,879	$307	$(853)	$6,333	81%
ReRemic/CRE CDO	321	35	(92)	264	4	345	26	(110)	261	4
Agency	1,164	107	(1)	1,270	14	1,154	137	(1)	1,290	14
Other	72	-	(8)	64	1	71	-	(9)	62	1

Total	$8,274	$470	$(681)	$8,063	100%	$8,449	$470	$(973)	$7,946	100%

The following table presents AIG's CMBS investments by year of vintage:

	March 31, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2012	$32	$-	$-	$32	-%	$-	$-	$-	$-	-%
2011	1,287	114	(4)	1,397	16	1,296	133	(6)	1,423	15
2010	298	18	-	316	4	279	21	(2)	298	3
2009	43	1	-	44	-	41	1	-	42	1
2008	209	7	(1)	215	3	217	1	(7)	211	3
2007 and prior	6,405	330	(676)	6,059	77	6,616	314	(958)	5,972	78

Total	$8,274	$470	$(681)	$8,063	100%	$8,449	$470	$(973)	$7,946	100%

The following table presents AIG's CMBS investments by credit rating:

	March 31, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$3,239	$243	$(7)	$3,475	39%	$3,431	$274	$(12)	$3,693	40%
AA	808	29	(11)	826	10	735	20	(21)	734	9
A	966	31	(28)	969	12	986	18	(56)	948	12
BBB	897	18	(66)	849	11	932	8	(122)	818	11
Below investment grade	2,351	148	(569)	1,930	28	2,353	149	(762)	1,740	28
Non-rated	13	1	-	14	-	12	1	-	13	-

Total	$8,274	$470	$(681)	$8,063	100%	$8,449	$470	$(973)	$7,946	100%

148            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents the percentage of AIG's CMBS investments by geographic region based on amortized cost:

	March 31, 2012	December 31, 2011

Geographic region:
New York	16%	15%
California	10	10
Texas	6	6
Florida	5	5
Virginia	4	3
Illinois	3	3
New Jersey	2	2
Georgia	2	2
Maryland	2	2
Pennsylvania	2	2
Nevada	2	2
Washington	2	2
All Other*	44	46

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry based on amortized cost:

	March 31, 2012	December 31, 2011

Industry:
Office	28%	28%
Multi-family*	26	26
Retail	25	25
Lodging	8	8
Industrial	6	6
Other	7	7

Total	100%	100%

*
Includes Agency-backed CMBS.

    Although the market value of CMBS holdings has remained stable during the first quarter of 2012, the portfolio continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

AIG 2012 Form 10-Q            149

American International Group, Inc.

Investments in CDOs

The following table presents AIG's CDO investments by collateral type:

	March 31, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$2,511	$67	$(214)	$2,364	92%	$2,001	$52	$(297)	$1,756	88%
Synthetic investment grade	1	94	-	95	-	1	75	-	76	-
Other	204	205	(13)	396	8	255	153	(18)	390	11
Subprime ABS	12	7	(6)	13	-	11	5	(6)	10	1

Total	$2,728	$373	$(233)	$2,868	100%	$2,268	$285	$(321)	$2,232	100%

The following table presents AIG's CDO investments by credit rating:

	March 31, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$146	$-	$(5)	$141	5%	$134	$-	$(4)	$130	6%
AA	307	14	(12)	309	11	309	11	(21)	299	13
A	998	18	(93)	923	37	854	-	(109)	745	38
BBB	481	2	(84)	399	18	585	15	(133)	467	26
Below investment grade	796	339	(39)	1,096	29	386	259	(54)	591	17

Total	$2,728	$373	$(233)	$2,868	100%	$2,268	$285	$(321)	$2,232	100%

COMMERCIAL MORTGAGE LOANS

    At March 31, 2012, AIG had direct commercial mortgage loan exposure of $13.8 billion. At that date, over 98 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by state and class of loan:

March 31, 2012 (dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	165	$109	$1,167	$272	$838	$379	$510	$3,275	24%
New York	78	270	1,227	169	99	87	81	1,933	14
New Jersey	60	570	323	282	8	18	69	1,270	9
Florida	96	51	284	233	103	20	209	900	7
Texas	57	46	317	130	216	81	25	815	6
Pennsylvania	61	112	100	143	121	17	15	508	4
Ohio	55	161	44	101	56	39	11	412	3
Maryland	22	24	189	156	13	4	4	390	3
Virginia	27	38	207	51	10	9	-	315	2
Colorado	19	11	207	1	-	27	59	305	2
Other states	345	377	1,297	777	429	272	464	3,616	26
Foreign	73	2	-	-	-	-	23	25	-

Total*	1,058	$1,771	$5,362	$2,315	$1,893	$953	$1,470	$13,764	100%

*
Excludes portfolio valuation losses.

150            AIG 2012 Form 10-Q

American International Group, Inc.

AIA INVESTMENT

    On March 7, 2012, AIG sold 1.72 billion ordinary shares of AIA for gross cash proceeds of approximately $6.0 billion (the AIA Sale). As a result of the sale, AIG's retained interest in AIA decreased from approximately 33 percent to approximately 19 percent. At March 31, 2012 and December 31, 2011, the carrying value of AIG's retained interest in AIA was $8.2 billion and $12.4 billion, respectively, which was recorded in Other invested assets and accounted for under the fair value option.

    The value of the AIA ordinary shares will fluctuate until their ultimate disposition by AIG. The value of these shares will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of AIA. An agreement with the underwriters for the AIA Sale precludes AIG from entering into hedging transactions that might protect AIG against fluctuations in the value of its remaining interest in AIA.

IMPAIRMENTS

The following table presents investment impairments by type:

Three Months Ended March 31, (in millions)	2012	2011

Fixed maturity securities, available for sale	$449	$206
Equity securities, available for sale	4	9
Private equity funds and hedge funds	165	39

Subtotal	$618	$254

Life settlement contracts	58	68
Real estate	7	22

Total	$683	$344

Other-Than-Temporary Impairments

The following tables present other-than-temporary impairment charges in earnings, excluding impairments on life settlement contracts and real estate.

Other-than-temporary impairment by segment and type of impairment:

	Reportable Segment
			Other Operations
(in millions)	Chartis	SunAmerica		Total

Three Months Ended March 31, 2012
Impairment Type:
Severity	$4	$-	$-	$4
Change in intent	2	18	-	20
Foreign currency declines	5	-	-	5
Issuer-specific credit events	191	373	22	586
Adverse projected cash flows	1	2	-	3

Total	$203	$393	$22	$618

Three Months Ended March 31, 2011
Impairment Type:
Severity	$7	$1	$-	$8
Change in intent	-	4	-	4
Foreign currency declines	2	-	-	2
Issuer-specific credit events	11	203	13	227
Adverse projected cash flows	-	13	-	13

Total	$20	$221	$13	$254

AIG 2012 Form 10-Q            151

American International Group, Inc.

Other-than-temporary impairment charges by investment type and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended March 31, 2012
Impairment Type:
Severity	$-	$-	$-	$-	$4	$4
Change in intent	-	-	-	-	20	20
Foreign currency declines	-	-	-	5	-	5
Issuer-specific credit events	330	3	89	19	145	586
Adverse projected cash flows	3	-	-	-	-	3

Total	$333	$3	$89	$24	$169	$618

Three Months Ended March 31, 2011
Impairment Type:
Severity	$-	$-	$-	$-	$8	$8
Change in intent	-	-	-	2	2	4
Foreign currency declines	-	-	-	2	-	2
Issuer-specific credit events	143	2	37	7	38	227
Adverse projected cash flows	13	-	-	-	-	13

Total	$156	$2	$37	$11	$48	$254

*
Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

Other-than-temporary impairment charges by investment type and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended March 31, 2012
Rating:
AA	$1	$-	$-	$-	$-	$1
A	1	1	-	-	-	2
BBB	2	-	-	-	-	2
Below investment grade	329	2	89	18	-	438
Non-rated	-	-	-	6	169	175

Total	$333	$3	$89	$24	$169	$618

Three Months Ended March 31, 2011
Rating:
AAA	$8	$-	$-	$-	$-	$8
AA	25	-	-	2	-	27
A	9	-	-	-	6	15
BBB	6	1	1	-	-	8
Below investment grade	108	1	36	9	-	154
Non-rated	-	-	-	-	42	42

Total	$156	$2	$37	$11	$48	$254

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

152            AIG 2012 Form 10-Q

American International Group, Inc.

    AIG recorded other-than-temporary impairment charges in the three-month periods ended March 31, 2012 and 2011 related to:

  •
  issuer-specific credit events;

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

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.10 percent and 0.03 percent of Total equity in the three-month periods ended March 31, 2012 and 2011, respectively.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings were $218 million and $103 million for the three-month periods ended March 31, 2012 and 2011, respectively. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 7 to the Consolidated Financial Statements in the 2011 Annual Report on Form 10-K.

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

March 31, 2012	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total

Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0 - 6 months	$12,452	$220	1,765	$194	$45	16	$-	$-	-	$12,646	$265	1,781
7 - 11 months	4,267	144	558	-	-	-	-	-	-	4,267	144	558
12 months or more	7,048	448	786	1,370	364	147	44	26	21	8,462	838	954

Total	$23,767	$812	3,109	$1,564	$409	163	$44	$26	21	$25,375	$1,247	3,293

Below investment grade bonds
0 - 6 months	$3,455	$175	623	$393	$127	25	$1	$1	17	$3,849	$303	665
7 - 11 months	2,349	135	280	164	45	28	4	3	15	2,517	183	323
12 months or more	2,940	264	468	1,717	572	218	402	231	94	5,059	1,067	780

Total	$8,744	$574	1,371	$2,274	$744	271	$407	$235	126	$11,425	$1,553	1,768

Total bonds
0 - 6 months	$15,907	$395	2,388	$587	$172	41	$1	$1	17	$16,495	$568	2,446
7 - 11 months	6,616	279	838	164	45	28	4	3	15	6,784	327	881
12 months or more	9,988	712	1,254	3,087	936	365	446	257	115	13,521	1,905	1,734

Total(e)	$32,511	$1,386	4,480	$3,838	$1,153	434	$451	$261	147	$36,800	$2,800	5,061

Equity securities
0 - 11 months	$624	$63	186	$126	$36	62	$-	$-	-	$750	$99	248
12 months or more	-	-	-	-	-	-	-	-	-	-	-	-

Total	$624	$63	186	$126	$36	62	$-	$-	-	$750	$99	248

(a)
Represents the number of consecutive months that fair value has been less than cost by any amount.

(b)
Represents the percentage by which fair value is less than cost at March 31, 2012.

AIG 2012 Form 10-Q            153

American International Group, Inc.

(c)
For bonds, represents amortized cost.

(d)
The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)
Item count is by CUSIP by subsidiary.

    For the three-month period ended March 31, 2012, net unrealized gains related to fixed maturity and equity securities increased by $2.4 billion primarily resulting from the narrowing of credit spreads.

    As of March 31, 2012, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for 12 months or more consisted of the unrealized loss of $257 million related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 21 securities with an amortized cost of $44 million and a net unrealized loss of $26 million are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. For most security types supported by real estate-related assets, current market yields continue to be higher than the yields were at the respective issuance dates of the securities. This is largely due to investors demanding additional yield premium for securities whose performance is closely linked to the commercial and residential real estate sectors. In addition, for floating rate securities, persistently low LIBOR levels continue to make these securities less attractive.

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

    See also Note 5 to the Consolidated Financial Statements for further discussion of AIG's investment portfolio.

ENTERPRISE RISK MANAGEMENT

OVERVIEW

    Risk management is a key element of AIG's approach to corporate governance. AIG has an integrated process for managing risks throughout the organization. The Board has oversight responsibility for the management of risk. AIG's Enterprise Risk Management (ERM) Department supervises and integrates the risk management functions in each of AIG's major business units, providing senior management with a consolidated view on the firm's major risk positions. Within each business unit, senior leaders and executives approve risk-taking policies and targeted risk tolerance within the framework provided by ERM.

    For a complete discussion of AIG's risk management program, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management in the 2011 Annual Report on Form 10-K.

CREDIT RISK MANAGEMENT

    AIG defines its aggregate credit exposures to a counterparty as the sum of its fixed maturity securities, equity securities, loans, leases, reinsurance recoverables, derivatives (fair value changes and potential future exposure), deposits, reverse repurchase agreements, repurchase agreements, collateral extended to counterparties, commercial bank letters of credit received as collateral, guarantees, credit default swaps sold, and the specified credit equivalent exposures to certain insurance products which embody credit risk. Therefore, AIG's reported credit exposures to a counterparty reflect available-for-sale and held-to-maturity investments, trading securities, derivative exposures, insurance credit and any other counterparty credit exposures.

154            AIG 2012 Form 10-Q

American International Group, Inc.

    AIG monitors and controls its company-wide credit risk concentrations and attempts to avoid unwanted or excessive risk accumulations, whether funded or unfunded. To minimize the level of credit risk in certain circumstances, AIG may require third-party guarantees, reinsurance or collateral, such as letters of credit and trust collateral accounts. These guarantees, reinsurance recoverables, letters of credit and trust collateral accounts are also treated as credit exposure and are added to AIG's risk concentration exposure data.

    AIG's single largest credit exposure, the U.S. Government, was 25 percent of Total equity at March 31, 2012 compared to 30 percent at December 31, 2011. Exposure to the U.S. Government primarily includes credit exposure related to U.S. Treasury and government agency securities and to direct and guaranteed exposures to U.S. government-sponsored entities, primarily the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) based upon their U.S. Government conservatorship. The reduction in exposure was primarily related to U.S. government-sponsored entities. Based on AIG's internal risk ratings, at March 31, 2012, AIG's largest below investment grade-rated credit exposure was related to a non-financial corporate counterparty and that exposure was 0.6 percent of Total equity at March 31, 2012, compared to 0.5 percent at December 31, 2011.

    AIG's single largest industry credit exposure at March 31, 2012 was to the global financial institutions sector, which includes banks and finance companies, securities firms, and insurance and reinsurance companies, many of which can be highly correlated at times of market stress. As of March 31, 2012, credit exposure to this sector was $98 billion, or 94 percent of Total equity compared to 106 percent at December 31, 2011.

    At March 31, 2012:

  •
  $93.4 billion, or 95 percent, of these global financial institution credit exposures were considered investment grade based on AIG's internal ratings.

  •
  $4.6 billion, or 5 percent, were considered non-investment grade. Most of the non-investment grade exposure was to financial institutions in countries AIG does not consider of investment grade quality. Aggregate credit exposure to the ten largest below investment grade-rated financial institutions was $2.0 billion.

  •
  AIG's aggregate credit exposure to fixed maturity securities of the financial institution sector amounted to $38.6 billion.

  •
  Short-term bank deposit placements, reverse repurchase agreements, repurchase agreements and commercial paper issued by financial institutions (primarily commercial banks), operating account balances with banks and bank-issued commercial letters of credit supporting insurance credit exposures were $18.6 billion, or 19 percent of the total global financial institution credit exposure.

  •
  The remaining credit exposures to this sector were primarily related to reinsurance recoverables, collateral extended to counterparties mostly pursuant to derivative transactions, derivatives, and the fronting of risk management policies to captive insurers of these financial institutions.

    Of the $98 billion aggregate financial exposure, $34.9 billion was to United Kingdom and European-based financial institutions.

  •
  $11.2 billion of this aggregate credit exposure was to non-bank institutions, mostly insurers and reinsurers, with $8.6 billion, or 77 percent of credit exposure representing reinsurance recoverable balances. Reinsurance recoverables were primarily to highly rated reinsurers based in Switzerland, the United Kingdom and Germany. $1.6 billion of the aggregate credit exposure to non-banks was fixed maturity securities. Approximately 96 percent of the non-bank exposures were considered investment grade based on AIG's internal ratings.

  •
  Aggregate credit exposures to the United Kingdom- and European-based banks totaled $23.7 billion, of which $22.6 billion were considered investment grade based on AIG's internal ratings. Aggregate below investment grade-rated credit exposures to European banks were $1.1 billion.

AIG 2012 Form 10-Q            155

American International Group, Inc.

  •
  AIG's credit exposures to banks domiciled in the Euro-Zone countries totaled $9.5 billion, of which $4.7 billion were fixed maturity securities. Credit exposures to banks based in the five countries of the Euro-Zone periphery (Spain, Italy, Ireland, Greece, and Portugal) totaled $1.4 billion, of which $924 million were fixed maturity securities. These credit exposures are primarily in Spain and Italy. Credit exposures to banks based in France totaled $2.0 billion, of which $811 million were fixed maturity securities. AIG's credit exposures were predominantly to the largest banks in these countries.

The following table presents AIG's aggregate credit exposures to banks in the United Kingdom and Europe:

	March 31, 2012
(in millions)	Fixed Maturity Securities(a)	Cash and Short-Term Investments(b)	Derivatives(c)	Other(d)	Total	December 31, 2011 Total

Euro-Zone countries:
Netherlands	$2,078	$224	$-	$1,090	$3,392	$3,311
Germany	609	869	39	733	2,250	2,134
France	811	448	143	559	1,961	1,895
Spain	588	100	7	65	760	853
Italy	252	200	9	13	474	571
Belgium	86	9	3	117	215	321
Ireland	84	76	-	19	179	270
Austria	164	6	-	-	170	186
Greece	-	1	-	-	1	1
Portugal	-	-	-	-	-	-
Other Euro-Zone	29	61	-	1	91	290

Total Euro-Zone	$4,701	$1,994	$201	$2,597	$9,493	$9,832

Remainder of Europe
United Kingdom	$4,181	$1,687	$529	$2,358	$8,755	8,705
Switzerland	988	975	14	351	2,328	2,026
Sweden	812	1,117	-	12	1,941	2,128
Other remainder of Europe	469	691	-	42	1,202	1,034

Total remainder of Europe	$6,450	$4,470	$543	$2,763	$14,226	$13,893

Total	$11,151	$6,464	$744	$5,360	$23,719	$23,725

(a)
Fixed maturity securities primarily includes available-for-sale and trading securities reported at fair value of $10.2 billion ($10.2 billion amortized cost), and $1 billion ($1 billion amortized cost), respectively. Covered bonds (debt securities secured by a pool of financial assets sufficient to cover any bondholder claims and which have full recourse to the issuing bank) represented approximately 9 percent of the $11.2 billion fixed maturity securities.

(b)
Cash and short-term investments include bank deposit placements, operating accounts, securities purchased under agreements to resell and collateral posted to counterparties against structured products. Credit equivalent exposure to securities purchased under agreements to resell was $79 million (notional value of $3.2 billion).

(c)
Derivative transactions are reported at fair value.

(d)
Other primarily consists of commercial letters of credit supporting insurance credit exposures ($1.7 billion) and captive risk management programs in the United Kingdom and the Netherlands ($1.7 billion).

    Out of a total of $4.7 billion of fixed maturity securities issued by banks in the Euro-Zone countries, AIG's subordinated debt holdings and Tier 1 and preference share securities in these banks totaled $1.1 billion and $346 million, respectively, at March 31, 2012. These exposures were predominantly to the largest banks in those countries.

156            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents further detail on AIG's fixed maturity security exposure to banks in the United Kingdom and Europe:

March 31, 2012	Fixed Maturity Securities(a)
(in millions)	Secured/ Government(b)	Senior	Subordinated	Tier 1	Total	December 31, 2011 Total

Euro-Zone countries:
Netherlands	$496	$1,111	$347	$124	$2,078	$2,157
Germany	108	173	257	71	609	765
France	143	267	290	111	811	845
Spain	159	244	145	40	588	582
Italy	78	104	70	-	252	253
Belgium	32	38	16	-	86	171
Ireland	34	50	-	-	84	138
Austria	114	50	-	-	164	182
Other Euro-Zone	4	25	-	-	29	194

Total Euro-Zone	$1,168	$2,062	$1,125	$346	$4,701	$5,287

Remainder of Europe
United Kingdom	$177	$1,553	$2,071	$380	$4,181	$4,282
Switzerland	24	638	309	17	988	1,027
Sweden	198	411	120	83	812	760
Other remainder of Europe	341	91	2	35	469	429

Total remainder of Europe	$740	$2,693	$2,502	$515	$6,450	$6,498

Total	$1,908	$4,755	$3,627	$861	$11,151	$11,785

(a)
Fixed maturity securities primarily includes available for sale and trading securities reported at fair value and single name CDS protection sold at notional contract value.

(b)
Secured/government primarily includes covered bonds and securities issued by government-sponsored entities or debt guaranteed by a government.

    Approximately 81 percent of the fixed maturity securities of the United Kingdom and European non-financial institutions held by AIG were considered investment grade based on AIG's internal ratings. Non-financial institution corporate exposure to Euro-Zone countries totaled $18.6 billion, with France representing the largest single country exposure of $5.7 billion. $10.9 billion of the Euro-Zone exposures were fixed maturity securities of which $2.4 billion was in France. Approximately two-thirds of the French exposures were mostly to issuers in the oil and gas, rail, utilities and telecommunications industries. Euro-Zone fixed maturity securities represented 31 percent of total non-financial institution corporate exposure in the United Kingdom and Europe. Euro-Zone periphery non-financial institution corporate exposures ($5 billion) are heavily weighted towards large multinational corporations or issuers in relatively stable industries, such as regulated utilities (27 percent), telecommunications (18 percent) and oil and gas (6 percent).

AIG 2012 Form 10-Q            157

American International Group, Inc.

The following table presents AIG's aggregate credit exposures to non-financial institutions in the United Kingdom and Europe:

	Fixed Maturity(a)(b)
March 31, 2012							December 31, 2011 Total
(in millions)	Secured	Senior	Total	Derivatives	Other(c)	Total

Euro-Zone countries:
France	$46	$2,364	$2,410	$973	$2,342	$5,725	$6,791
Germany	16	2,591	2,607	43	925	3,575	3,811
Netherlands	196	1,441	1,637	-	755	2,392	2,387
Spain	8	1,202	1,210	-	913	2,123	2,259
Italy	118	1,159	1,277	27	582	1,886	1,742
Ireland	-	694	694	-	66	760	792
Belgium	26	471	497	-	215	712	785
Luxembourg	5	279	284	-	300	584	665
Other Euro-Zone	16	280	296	-	518	814	777

Total Euro-Zone	$431	$10,481	$10,912	$1,043	$6,616	$18,571	$20,009

Remainder of Europe:
United Kingdom	382	6,254	6,636	492	5,632	12,760	13,622
Switzerland	100	1,427	1,527	-	514	2,041	1,899
Other remainder of Europe	125	644	769	-	635	1,404	1,472

Total remainder of Europe	$607	$8,325	$8,932	$492	$6,781	$16,205	$16,993

Total	$1,038	$18,806	$19,844	$1,535	$13,397	$34,776	$37,002

(a)
Fixed maturity securities primarily include available-for-sale securities, with $229 million in trading securities.

(b)
United Kingdom / European exposure also consists of $197 million of subordinated debt, primarily in the United Kingdom and Spain; bank loans of $105 million; and preferred equity securities of $40 million.

(c)
Other primarily consists of insurance related products, including captive fronting programs ($6.8 billion), trade credit insurance ($3.2 billion) and surety insurance ($2.1 billion).

    AIG also had credit exposures to several European governments whose ratings have been downgraded or placed under review in the recent past by one or more of the major rating agencies. These downgrades occurred mostly in countries in the Euro-Zone periphery (Spain, Italy and Portugal) where AIG's credit exposures totaled $338 million at March 31, 2012. The downgrades primarily reflect large government budget deficits, rising government debt-to-GDP ratios and large financing requirements of these sovereigns, which have given rise to widening credit spreads and difficult financing conditions. These credit exposures primarily included available-for-sale and trading securities (at fair value) issued by these governments. AIG had no direct or guaranteed credit exposure to the governments of Greece or Ireland.

    AIG's aggregate credit exposure to the government of Japan was $8.8 billion at March 31, 2012. A significant majority of these securities were held in the investment portfolios of AIG's Japanese insurance operations.

158            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents AIG's aggregate (gross and net) credit exposures to non-U.S. governments:

(in millions)	March 31, 2012	December 31, 2011

Euro-Zone countries:
Germany	$1,639	$1,854
France	1,138	1,157
Netherlands	536	442
Spain	208	228
Austria	196	203
Belgium	143	139
Italy	126	108
Finland	127	87
Portugal	4	3
Ireland	-	-
Greece	-	-
Other Euro-Zone	5	-

Total Euro-Zone	4,122	4,221

Other concentrations:
Japan	8,846	9,205
Canada	2,876	3,153
United Kingdom	1,394	1,615
Australia	805	879
Norway	700	720
Mexico	449	507
Qatar	305	339
Saudi Arabia	283	275
Denmark	275	281
Russia	308	293
Other	4,489	4,683

Total other concentrations	20,730	21,950

Total	$24,852	$26,171

    AIG also had United Kingdom and European structured product exposures (largely residential mortgage-backed, commercial mortgage-backed and asset-backed securities) totaling $8 billion at March 31, 2012. United Kingdom structured products accounted for $3.5 billion or 44 percent of these exposures, while the Netherlands and Germany comprised 25 percent and 7 percent, respectively. Structured product exposures to the Euro-Zone periphery accounted for 2 percent of the total. Approximately 92 percent of the United Kingdom and European structured products exposures were rated A or better at March 31, 2012 based on external rating agency ratings.

    In addition, AIG had commercial real estate-related net equity investments in Europe totaling $378 million and related unfunded commitments of $104 million.

    ILFC's fleet includes aircraft on operating leases to United Kingdom and European airlines with a net book value of approximately $12.9 billion, of which approximately $3.1 billion, or 24 percent, are aircraft on lease to carriers based in the five Euro-Zone periphery countries.

    AIG actively monitors its European credit exposures, especially those exposures to issuers in the Euro-Zone periphery, and uses various stress assumptions to identify issuers and securities warranting review by senior management and to determine whether mitigating actions should be taken. Mitigating actions in these areas to date have largely included non-renewal of maturing exposures and sales and tender of securities. To date, AIG's purchases of credit default swap protection have been minimal. The financial condition of issuers is periodically evaluated, and internal risk ratings are adjusted as circumstances warrant. The result of these continuing reviews

AIG 2012 Form 10-Q            159

American International Group, Inc.

has led AIG to believe that its combined credit risk exposures to sovereign governments, financial institutions and non-financial corporations in the Euro-Zone are manageable risks given the type and size of exposure and the credit quality and size of the issuers.

    AIG also monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties and its cross-border investments in its own international subsidiaries. Six countries had cross-border exposures in excess of 10 percent of Total equity at both March 31, 2012 and December 31, 2011. Based on AIG's internal risk ratings, at March 31, 2012, three countries were rated AAA and three were rated AA. The two largest cross-border exposures were to the United Kingdom and France.

    AIG also has a risk concentration, primarily through the investment portfolios of its insurance companies, in the U.S. municipal sector. A majority of these securities were held in available-for-sale portfolios of AIG's domestic property and casualty insurance companies. See Investments — Available for Sale Investments herein for further details. AIG had $894 million of additional exposure to the municipal sector outside of its insurance company portfolios at March 31, 2012, compared to $892 million at December 31, 2011. These exposures consisted of AIGFP derivatives and trading securities (at fair value) and exposure related to other insurance and financial services operations.

    AIG reviews regularly concentration reports in all categories listed above as well as credit trends by risk ratings and credit spreads. AIG periodically adjusts limits and reviews exposures for risk mitigation to provide reasonable assurance that it does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

MARKET RISK MANAGEMENT

Insurance and Aircraft Leasing Sensitivities

The following table provides estimates of AIG's sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure			Effect
(dollars in millions)	March 31, 2012	December 31, 2011*	Sensitivity Factor	March 31, 2012	December 31, 2011

Yield sensitive assets	$325,900	$326,200	100 bps parallel increase in all yield curves	$(15,500)	$(15,800)
Equity and alternative investments exposure	$34,500	$39,000	20% decline in stock prices and value of alternative investments	$(6,900)	$(7,800)
Foreign currency exchange rates net exposure	$5,700	$5,900	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(570)	$(590)

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

  •
  Total yield sensitive assets decreased $300 million compared to December 31, 2011. This was primarily due to a decrease in cash and other assets of $1.1 billion, partially offset by an increase in fixed income securities of $805 million.

  •
  Total equity and alternative investments exposure decreased 11.5 percent, or $4.5 billion, compared to December 31, 2011. This was primarily due to a decrease of $4.2 billion related to AIG's sale of AIA equity securities as well as decreases in other common equity securities of $723 million and mutual fund values of $69 million. The decrease was partially offset by increases in partnership values of $395 million, real estate investments of $141 million and other equity investments of $19 million.

160            AIG 2012 Form 10-Q

American International Group, Inc.

  •
  Foreign currency exchange rates net exposure decreased approximately 3.4 percent, or $200 million, compared to December 31, 2011. This was primarily due to a $700 million decrease in Japanese Yen exposure related to the adoption of a new DAC accounting standard. The decrease was partially offset by changes in market values of fixed maturity securities of $327 million and changes in the portfolio across currencies of $123 million.

    The above sensitivities of a 100 basis point increase in yield curves, a 20 percent decline in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar were chosen solely for illustrative purposes. The selection of these specific events should not be construed as a prediction, but only as a demonstration of the potential effects of such events. These scenarios should not be construed as the only risks AIG faces; these events are shown as an indication of several possible losses AIG could experience. In addition, losses from these and other risks could be materially higher than illustrated. The sensitivity factors are the same as those used in the 2011 Annual Report on Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with GAAP requires the application of accounting policies that often involve a significant degree of judgment. AIG considers its accounting policies that are most dependent on the application of estimates and assumptions, and therefore viewed as critical accounting estimates, to be those relating to items considered by management in the determination of:

  •
  estimates with respect to income taxes, including recoverability of the deferred tax asset and the predictability of future tax planning strategies and operating profitability of the character necessary for their realization;

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

  •
  liabilities for legal contingencies; and

  •
  fair value measurements of certain financial assets and liabilities, including CDS and AIG's equity interest in ML III.

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's financial condition, results of operations and cash flows could be materially affected. The following is a discussion of updates to Critical Accounting Estimates during 2012. For a complete discussion of AIG's critical accounting estimates, see the 2011 Annual Report on Form 10-K.

RECOVERABILITY OF DEFERRED TAX ASSET:

    AIG considers the recoverability of its deferred tax asset to be a critical accounting estimate. The evaluation of the recoverability of AIG's deferred tax asset and the need for a valuation allowance requires AIG to weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

    See Note 12 to the Consolidated Financial Statements for a discussion about AIG's framework for assessing the recoverability of deferred tax assets.

AIG 2012 Form 10-Q            161

American International Group, Inc.

 RECOVERABILITY OF DEFERRED POLICY ACQUISITION COSTS - SHORT DURATION (CHARTIS):

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

    For short-duration insurance contracts, starting on January 1, 2012, AIG has elected to include anticipated investment income in its determination of whether the deferred policy acquisition costs are recoverable. AIG believes the inclusion of anticipated investment income in the recoverability analysis is a preferable accounting policy, as it includes in the recoverability analysis the fact that there is a timing difference between when the premiums are collected and in turn invested and when the losses and related expenses are paid. This is considered a change in accounting principle that requires retrospective application to all periods presented. Because AIG historically has not recorded any premium deficiency on its short-duration insurance contracts even without the inclusion of anticipated investment income, there were no changes to the historical financial statements for the change in accounting principle.

    AIG assesses the recoverability of its DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded net unearned premium and anticipated investment income on inforce business to the sum of expected claims, claims adjustment expenses, anticipated maintenance costs and unamortized DAC. If the sum of these costs exceeds the amount of recorded net unearned premium and anticipated investment income, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Increases in expected claims and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge. Management tested the recoverability of DAC and determined that recorded net unearned premiums and anticipated investment income of its Chartis domestic commercial and consumer and international commercial and consumer operations exceeded the sum of these costs at March 31, 2012.

    On January 1, 2012, AIG adopted an accounting standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts. The adoption of this standard resulted in a $5.1 billion decrease in the January 1, 2012 consolidated DAC balance.

FAIR VALUE MEASUREMENTS OF CERTAIN FINANCIAL ASSETS AND LIABILITIES:

    See Note 4 to the Consolidated Financial Statements for more detailed information about the measurement of fair value of financial assets and financial liabilities and AIG's accounting policy for the incorporation of credit risk in fair value measurements.

Overview

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

March 31, 2012 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$268	91%
Fair value based on internal sources	26	9

Total fixed maturity and equity securities(b)	$294	100%

(a)
Includes $20.8 billion for which the primary source is broker quotes.

162            AIG 2012 Form 10-Q

American International Group, Inc.

(b)
Includes available for sale and trading securities.

Level 3 Assets and Liabilities

    Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are measured and classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair value. See Note 4 to the Consolidated Financial Statements for additional information.

    At March 31, 2012, AIG classified $42.4 billion and $4.6 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 7.7 percent and 1.0 percent of the total assets and liabilities, respectively, at March 31, 2012. At December 31, 2011, AIG classified $39.4 billion and $5.3 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 7.1 percent and 1.2 percent of the total assets and liabilities, respectively, at December 31, 2011. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. AIG considers unobservable inputs to be those for which market data is not available and that are developed using the best information available about the assumptions that market participants would use when valuing the asset or liability. AIG's assessment of the significance of a particular unobservable input to the fair value measurement in its entirety requires judgment.

    AIG classifies fair value measurements for certain assets and liabilities as Level 3 when they require significant unobservable inputs in their valuation, including contractual terms, prices and rates, yield curves, credit curves, measures of volatility, prepayment rates, default rates, mortality rates and correlations of such inputs.

Maiden Lane III

    At its inception, AIG's interest in ML III was valued and recorded at the transaction price of $5 billion. See Note 4 to the Consolidated Financial Statements for a discussion of the valuation methodologies applied to ML III since inception and sensitivity analysis disclosures with respect to the ML III interest.

Super Senior Credit Default Swap Portfolio

    The entities included in Global Capital Markets operations wrote credit protection on the super senior risk layer of collateralized loan obligations (CLOs), multi-sector CDOs and diversified portfolios of corporate debt, and prime residential mortgages. In these transactions, AIG is at risk of credit performance on the super senior risk layer related to such assets. To a lesser extent, those entities also wrote protection on tranches below the super senior risk layer, primarily in respect of regulatory capital relief transactions.

AIG 2012 Form 10-Q            163

American International Group, Inc.

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended March 31,
	March 31, 2012(a)	December 31, 2011(a)	March 31, 2012(b)(c)	December 31, 2011(b)(c)
(in millions)					2012(c)	2011(c)

Regulatory Capital:
Corporate loans	$1,566	$1,830	$-	$-	$-	$-
Prime residential mortgages	2,526	3,653	-	-	-	6
Other	818	887	3	9	6	9

Total	4,910	6,370	3	9	6	15

Arbitrage:
Multi-sector CDOs(d)	4,880	5,476	2,510	3,077	126	273
Corporate debt/CLOs(e)	11,962	11,784	110	127	17	37

Total	16,842	17,260	2,620	3,204	143	310

Mezzanine tranches	1,029	989	19	10	(9)	(2)

Total	$22,781	$24,619	$2,642	$3,223	$140	$323

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment losses of $26 million and $6 million in the three-month periods ended March 31, 2012 and 2011, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the three-month period ended March 31, 2012, a super senior CDS transaction with a net notional amount of $470 million was terminated at approximately its fair value at the time of termination. As a result, a $416 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the three-month period ended March 31, 2012, $25 million was paid to counterparties with respect to multi-sector CDOs. Upon payment, a $25 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $4.1 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2012 and December 31, 2011, respectively.

(e)
Corporate debt/CLOs include $1.3 billion and $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at March 31, 2012 and December 31, 2011, respectively.

164            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents changes in the net notional amount of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

(in millions)	Net Notional Amount December 31, 2011(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization, net of Replenishments	Net Notional Amount March 31, 2012(a)

Regulatory Capital:
Corporate loans	$1,830	$-	$(16)	$54	$(302)	$1,566
Prime residential mortgages	3,653	(756)	(3)	100	(468)	2,526
Other	887	-	-	28	(97)	818

Total	6,370	(756)	(19)	182	(867)	4,910

Arbitrage:
Multi-sector CDOs(c)	5,476	(470)	-	57	(183)	4,880
Corporate debt/CLOs(d)	11,784	-	-	182	(4)	11,962

Total	17,260	(470)	-	239	(187)	16,842

Mezzanine tranches	989	-	-	40	-	1,029

Total	$24,619	$(1,226)	$(19)	$461	$(1,054)	$22,781

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates primarily to fluctuations in the U.S. dollar against the Euro during the period.

(c)
Multi-sector CDOs include $4.1 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at March 31, 2012 and December 31, 2011, respectively.

(d)
Corporate debt/CLOs include $1.3 billion and $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at March 31, 2012 and December 31, 2011, respectively.

The following table presents the amount of collateral postings with respect to the super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	March 31, 2012	December 31, 2011

Regulatory capital	$2	$9
Arbitrage – multi-sector CDO	2,141	2,711
Arbitrage – corporate	488	477

Total	$2,631	$3,197

Regulatory Capital Portfolio

    During the three-month period ended March 31, 2012, $775 million in net notional amount of regulatory capital CDSs were terminated or matured at no cost. The expected maturity of this portfolio continues to be monitored. As of March 31, 2012, the estimated weighted average expected maturity of the portfolio was one year. There have been no requirements to make any payments as part of terminations of super senior regulatory capital CDSs initiated by counterparties. The regulatory benefit of these transactions for financial institution counterparties was generally derived from Basel I. In December 2010, the Basel Committee on Banking Supervision finalized Basel III, which, when fully implemented, may reduce or eliminate the regulatory benefits to certain counterparties for these transactions, and this may reduce the period of time that such counterparties are expected to hold the positions. In prior years, it had been expected that financial institution counterparties would complete a transition from Basel I to an intermediate standard known as Basel II, which could have had similar effects on the benefits of these transactions, at the end of 2009. Basel III has now superseded Basel II, but the details of its implementation by the various European Central Banking districts have not been finalized. Should certain

AIG 2012 Form 10-Q            165

American International Group, Inc.

counterparties continue to receive favorable regulatory capital benefits from these transactions, those counterparties may not exercise their options to terminate the transactions in the expected time frame.

    In light of early termination experience to date and after analyses of other market data, to the extent deemed relevant and available, AIG determined that there was no unrealized market valuation adjustment for any of the transactions in this regulatory capital relief portfolio for 2012 other than for transactions where Global Capital Markets believes the counterparty is no longer using the transaction to obtain regulatory capital relief. Although AIG believes the value of contractual fees receivable on these transactions through maturity exceeds the economic benefits of any potential payments to the counterparties, the counterparties' early termination rights, and the expectation that such rights will be exercised, preclude the recognition of a derivative asset for these transactions.

Arbitrage Portfolio

    A portion of the super senior credit default swaps as of March 31, 2012 are arbitrage-motivated transactions written on multi- sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which protection was written on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

March 31, 2012 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with subprime collateral	$2,500	$1,297	$1,203	$517
High grade with no subprime collateral	3,128	1,227	1,901	688

Total high grade(b)	5,628	2,524	3,104	1,205

Mezzanine with subprime collateral	2,050	592	1,458	1,103
Mezzanine with no subprime collateral	615	297	318	202

Total mezzanine(c)	2,665	889	1,776	1,305

Total	$8,293	$3,413	$4,880	$2,510

(a)
Total outstanding principal amount of securities held by a CDO.

(b)
"High grade" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly AA or higher at origination.

(c)
"Mezzanine" refers to transactions in which the underlying collateral credit ratings on a stand-alone basis were predominantly A or lower at origination.

166            AIG 2012 Form 10-Q

American International Group, Inc.

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

Valuation Sensitivity — Arbitrage Portfolio

Multi-Sector CDOs

    AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG's calculation of the unrealized market valuation loss related to the super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs increased during the first quarter of 2012. Further, it is difficult to extrapolate future experience based on current market conditions.

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the Binomial Expansion Technique (BET) model is used to estimate the change in the fair value of the derivative liability. Out of the total $4.9 billion net notional amount of CDS written on multi-sector CDOs outstanding at March 31, 2012, a BET value is available for $3.0 billion net notional amount. No BET value is determined for $1.9 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $3.0 billion.

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

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at March 31, 2012 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at March 31, 2012
(dollars in millions)		Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	36 points	Increase of 5 points	$(189)	$(3)	$(15)	$(94)	$(47)	$(20)	$(10)
		Decrease of 5 points	178	3	13	85	49	13	15

Weighted		Increase of 1 year	22	1	1	15	3	2	-
average life	6.41 years	Decrease of 1 year	(38)	(1)	(1)	(30)	(3)	(2)	(1)

Recovery rates	17%	Increase of 10%	(18)	-	(3)	(10)	(3)	(1)	(1)
		Decrease of 10%	22	-	4	14	2	1	1

Diversity score(a)	13	Increase of 5	(6)
		Decrease of 5	17

Discount curve(b)	N/A	Increase of 100 bps	17

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

AIG 2012 Form 10-Q            167

American International Group, Inc.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.   Controls and Procedures

    In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, AIG's disclosure controls and procedures were effective.

    There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

168            AIG 2012 Form 10-Q

American International Group, Inc.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For a discussion of legal proceedings, see Note 9(A) to the Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    In March 2012, AIG's Board of Directors authorized the repurchase of shares of common stock of AIG, par value $2.50 per share (AIG Common Stock), with an aggregate purchase amount of up to $3 billion from time to time in the open market, private purchases, through derivative or automatic purchase contracts or otherwise. This authorization replaced all prior AIG Common Stock repurchase authorizations.

    In March 2012, the Department of the Treasury, as the selling shareholder, closed the sale of 206,896,552 shares of AIG Common Stock, at an initial public offering price of $29.00 per share (the Offering). AIG purchased shares of AIG Common Stock in the Offering for an aggregate purchase amount of $3.0 billion, utilizing the authorization in full.

The following table sets forth the information with respect to purchases made by or on behalf of AIG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended March 31, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

January 1 – 31	-	$-	-	$930
February 1 – 29	-	-	-	930
March 1 – 31	103,448,276	29.00	103,448,276	-

Total	103,448,276	$29.00	103,448,276	$-

ITEM 4. MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 6. EXHIBITS

    See accompanying Exhibit Index.

AIG 2012 Form 10-Q            169

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

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/s/ DAVID L. HERZOG David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer
/s/ JOSEPH D. COOK Joseph D. Cook Vice President Controller Principal Accounting Officer

Dated: May 3, 2012

170            AIG 2012 Form 10-Q

American International Group, Inc.

EXHIBIT INDEX

Exhibit Number	Description	Location

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
	(1) Letter Agreement, dated as of March 3, 2012, among American International Group, Inc., AIA Aurora LLC, AM Holdings LLC and the United States Department of the Treasury	Incorporated by reference to Exhibit 2.1 to AIG's Current Report on Form 8-K filed with the SEC on March 6, 2012 (File No. 1-8787).
4	Instruments defining the rights of security holders, including indentures
	(1) Sixteenth Supplemental Indenture, dated as of March 22, 2012, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on March 22, 2012 (File No. 1-8787).
	(2) Seventeenth Supplemental Indenture, dated as of March 22, 2012, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.2 to AIG's Current Report on Form 8-K filed with the SEC on March 22, 2012 (File No. 1-8787).
(3) Form of the 2015 Notes (included in Exhibit 4(1))
(4) Form of the 2017 Notes (included in Exhibit 4(2))
10	Material Contracts

	(1) Agreement to Amend Master Transaction Agreement, Guarantee, Pledge and Proceeds Application Agreement and LLC Agreements, dated as of March 7, 2012, among AIG, AM Holdings LLC, AIA Aurora LLC and United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on March 8, 2012 (File No. 1-8787).
	(2) Agreement to Terminate Intercompany Loan, dated as of March 21, 2012, among AIG, AIA Aurora LLC, AM Holdings LLC and the United States Department of the Treasury	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on March 22, 2012 (File No. 1-8787).

	(3) Side Letter, dated as of March 30, 2012, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Assurance Company	Filed herewith.

	(4) Side Letter, dated as of March 30, 2012, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Life Insurance Company of Delaware	Filed herewith.

	(5) Side Letter, dated as of March 30, 2012, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Life Insurance Company	Filed herewith.

	(6) Side Letter, dated as of March 30, 2012, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and American General Life and Accident Insurance Company	Filed herewith.

AIG 2012 Form 10-Q            171

American International Group, Inc.

Exhibit Number	Description	Location

	(7) Side Letter, dated as of March 30, 2012, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and The United States Life Insurance Company in the City of New York	Filed herewith.

	(8) Side Letter, dated as of March 30, 2012, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and SunAmerica Annuity and Life Assurance Company	Filed herewith.

	(9) Side Letter, dated as of March 30, 2012, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and SunAmerica Life Insurance Company	Filed herewith.

	(10) Side Letter, dated as of March 30, 2012, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and The Variable Annuity Life Insurance Company	Filed herewith.

	(11) Side Letter, dated as of March 30, 2012, to Unconditional Capital Maintenance Agreement, dated as of March 30, 2011, between American International Group, Inc. and Western National Life Insurance Company	Filed herewith.

	(12) Unconditional Capital Maintenance Agreement, dated as of February 17, 2012, among American International Group, Inc., Chartis Inc., AIU Insurance Company, American Home Assurance Company, Chartis Casualty Company, Chartis Property Casualty Company, Chartis Specialty Insurance Company, Commerce and Industry Insurance Company, Granite State Insurance Company, Illinois National Insurance Co., Lexington Insurance Company, National Union Fire Insurance Company of Pittsburgh, Pa., New Hampshire Insurance Company and The Insurance Company of the State of Pennsylvania	Incorporated by reference to Exhibit 10.118 to AIG's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-8787).
	(13) Determination Memorandum, dated April 6, 2012, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 10, 2012 (File No. 1-8787).
	(14) AIG Amended Form of 2010 Stock Incentive Plan DSU Award Agreement*	Filed herewith.
11	Statement re: Computation of Per Share Earnings	Included in Note 10 to the Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

172            AIG 2012 Form 10-Q

American International Group, Inc.

Exhibit Number	Description	Location

31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Equity for the three months ended March 31, 2012, (iv) the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, (v) the Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.

*
This exhibit is a management contract or a compensatory plan or arrangement.

**
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

AIG 2012 Form 10-Q            173