Form 10-Q
period 2012-06-30
AMERICAN INTERNATIONAL GROUP INC
filed 2012-08-02
CIK 5272

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

    As of July 31, 2012, there were 1,728,479,651 shares outstanding of the registrant's common stock.

American International Group, Inc.

2            AIG 2012 Form 10-Q

American International Group, Inc.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet (unaudited)

(in millions, except for share data)	June 30, 2012	December 31, 2011

Assets:
Investments:
Fixed maturity securities:
Bonds available for sale, at fair value (amortized cost: 2012 – $244,790; 2011 – $250,770)	$263,014	$263,981
Bond trading securities, at fair value	30,919	24,364
Equity securities:
Common and preferred stock available for sale, at fair value (cost: 2012 – $1,733; 2011 – $1,820)	2,947	3,624
Common and preferred stock trading, at fair value	103	125
Mortgage and other loans receivable, net of allowance (portion measured at fair value: 2012 – $123; 2011 – $107)	19,387	19,489
Flight equipment primarily under operating leases, net of accumulated depreciation	35,095	35,539
Other invested assets (portion measured at fair value: 2012 – $16,415; 2011 – $20,876)	36,700	40,744
Short-term investments (portion measured at fair value: 2012 – $7,359; 2011 – $5,913)	24,365	22,572

Total investments	412,530	410,438
Cash	1,232	1,474
Accrued investment income	3,029	3,108
Premiums and other receivables, net of allowance	14,550	14,721
Reinsurance assets, net of allowance	27,539	27,211
Current and deferred income taxes	16,195	17,802
Deferred policy acquisition costs	8,565	8,937
Derivative assets, at fair value	3,753	4,499
Other assets, including restricted cash of $3,253 in 2012 and $2,988 in 2011 (portion measured at fair value: 2012 – $700; 2011 – $0)	13,725	12,782
Separate account assets, at fair value	54,265	51,388

Total assets	$555,383	$552,360

Liabilities:
Liability for unpaid claims and claims adjustment expense	$87,871	$91,145
Unearned premiums	24,458	23,465
Future policy benefits for life and accident and health insurance contracts	34,935	34,317
Policyholder contract deposits (portion measured at fair value: 2012 – $1,188; 2011 – $918)	126,954	126,898
Other policyholder funds	6,231	6,691
Derivative liabilities, at fair value	4,138	4,733
Other liabilities (portion measured at fair value: 2012 – $1,588; 2011 – $907)	36,993	27,554
Long-term debt (portion measured at fair value: 2012 – $9,404; 2011 – $10,766)	73,897	75,253
Separate account liabilities	54,265	51,388

Total liabilities	449,742	441,444

Commitments, contingencies and guarantees (see Note 9)
Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	-	8,427
Other	112	96

Total redeemable noncontrolling interests	112	8,523

AIG shareholders' equity:
Common stock, $2.50 par value; 5,000,000,000 shares authorized; shares issued: 2012 – 1,906,612,666 and 2011 – 1,906,568,099	4,766	4,766
Treasury stock, at cost; 2012 – 178,142,848; 2011 – 9,746,617 shares of common stock	(5,926)	(942)
Additional paid-in capital	81,764	81,787
Retained earnings	16,314	10,774
Accumulated other comprehensive income	7,791	5,153

Total AIG shareholders' equity	104,709	101,538
Non-redeemable noncontrolling interests	820	855

Total equity	105,529	102,393

Total liabilities and equity	$555,383	$552,360

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-Q            3

American International Group, Inc.

Consolidated Statement of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2012	2011	2012	2011

Revenues:
Premiums	$9,619	$9,898	$19,080	$19,380
Policy fees	674	682	1,365	1,366
Net investment income	4,481	4,464	11,586	10,033
Net realized capital gains (losses):
Total other-than-temporary impairments on available for sale securities	(99)	(181)	(267)	(399)
Portion of other-than-temporary impairments on available for sale fixed maturity securities recognized in Other comprehensive income	(51)	56	(336)	59

Net other-than-temporary impairments on available for sale securities recognized in net income	(150)	(125)	(603)	(340)
Other realized capital gains (losses)	547	200	750	(320)

Total net realized capital gains (losses)	397	75	147	(660)
Aircraft leasing revenue	1,123	1,134	2,279	2,290
Other income	829	427	1,109	1,710

Total revenues	17,123	16,680	35,566	34,119

Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,769	8,086	14,871	17,045
Interest credited to policyholder account balances	1,064	1,114	2,133	2,220
Amortization of deferred acquisition costs	1,472	1,322	2,819	2,553
Other acquisition and insurance expenses	2,264	2,129	4,522	4,097
Interest expense	954	1,001	1,907	2,085
Aircraft leasing expenses	646	578	1,271	1,207
Net loss on extinguishment of debt	11	79	32	3,392
Other expenses	1,192	577	1,676	1,036

Total benefits, claims and expenses	15,372	14,886	29,231	33,635

Income from continuing operations before income tax expense (benefit)	1,751	1,794	6,335	484

Income tax expense (benefit)	(593)	(296)	555	(522)

Income from continuing operations	2,344	2,090	5,780	1,006
Income (loss) from discontinued operations, net of income tax expense (benefit)	(5)	(37)	8	2,548

Net income	2,339	2,053	5,788	3,554

Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	141	208	393
Other	7	64	40	9

Total net income from continuing operations attributable to noncontrolling interests	7	205	248	402
Net income from discontinued operations attributable to noncontrolling interests	-	12	-	19

Total net income attributable to noncontrolling interests	7	217	248	421

Net income attributable to AIG	$2,332	$1,836	$5,540	$3,133

Net income attributable to AIG common shareholders	$2,332	$1,836	$5,540	$2,321

Income per common share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.33	$1.03	$3.05	$(0.12)
Income (loss) from discontinued operations	$-	$(0.03)	$-	$1.49
Diluted:
Income (loss) from continuing operations	$1.33	$1.03	$3.05	$(0.12)
Income (loss) from discontinued operations	$-	$(0.03)	$-	$1.49

Weighted average shares outstanding:
Basic	1,756,689,067	1,836,713,069	1,816,331,019	1,698,001,301
Diluted	1,756,714,475	1,836,771,513	1,816,358,625	1,698,001,301

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

4            AIG 2012 Form 10-Q

American International Group, Inc.

Consolidated Statement of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Net income	$2,339	$2,053	$5,788	$3,554

Other comprehensive income, net of tax
Change in unrealized appreciation (depreciation) of fixed maturity investments on which other-than-temporary credit impairments were taken	17	(107)	630	289
Change in unrealized appreciation of all other investments	1,305	1,861	2,286	1,054
Change in foreign currency translation adjustments	(427)	288	(336)	(229)
Change in net derivative gains arising from cash flow hedging activities	1	58	23	71
Change in retirement plan liabilities adjustment	14	14	32	149

Other comprehensive income	910	2,114	2,635	1,334

Comprehensive income	3,249	4,167	8,423	4,888
Comprehensive income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	-	141	208	393
Comprehensive income (loss) attributable to other noncontrolling interests	(1)	(7)	37	(19)

Total comprehensive income (loss) attributable to noncontrolling interests	(1)	134	245	374

Comprehensive income attributable to AIG	$3,250	$4,033	$8,178	$4,514

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-Q            5

American International Group, Inc.

Consolidated Statement of Cash Flows (unaudited)

Six Months Ended June 30, (in millions)	2012	2011

Cash flows from operating activities:
Net income	$5,788	$3,554
Income from discontinued operations	(8)	(2,548)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income:
Net gains on sales of securities available for sale and other assets	(1,817)	(539)
Net losses on extinguishment of debt	32	3,392
Unrealized gains in earnings – net	(4,088)	(2,473)
Equity in income from equity method investments, net of dividends or distributions	(395)	(795)
Depreciation and other amortization	3,574	3,585
Impairments of assets	1,085	889
Changes in operating assets and liabilities:
General and life insurance reserves	(639)	5,604
Premiums and other receivables and payables – net	495	49
Reinsurance assets and funds held under reinsurance treaties	(365)	(5,559)
Capitalization of deferred policy acquisition costs	(2,863)	(2,661)
Current and deferred income taxes – net	349	(1,068)
Payment of FRBNY Credit Facility accrued compounded interest and fees	-	(6,363)
Other, net	484	(1,279)

Total adjustments	(4,148)	(7,218)

Net cash provided by (used in) operating activities – continuing operations	1,632	(6,212)
Net cash provided by operating activities – discontinued operations	-	2,675

Net cash provided by (used in) operating activities	1,632	(3,537)

Cash flows from investing activities:
Proceeds from (payments for)
Sales of available for sale and hybrid investments	22,028	23,668
Maturities of fixed maturity securities available for sale and hybrid investments	10,805	9,846
Sales of trading securities	4,968	7,621
Sales or distributions of other invested assets (including flight equipment)	7,790	4,961
Sales of divested businesses, net	-	587
Principal payments received on and sales of mortgage and other loans receivable	1,384	1,706
Purchases of available for sale and hybrid investments	(28,993)	(48,485)
Purchases of trading securities	(2,394)	(688)
Purchases of other invested assets (including flight equipment)	(2,959)	(3,260)
Mortgage and other loans receivable issued and purchased	(1,402)	(1,026)
Net change in restricted cash	(265)	26,480
Net change in short-term investments	(211)	12,967
Net change in derivative assets and liabilities	278	390
Other, net	(158)	33

Net cash provided by investing activities – continuing operations	10,871	34,800
Net cash provided by investing activities – discontinued operations	-	3,021

Net cash provided by investing activities	10,871	37,821

Cash flows from financing activities:
Proceeds from (payments for)
Policyholder contract deposits	6,809	9,530
Policyholder contract withdrawals	(7,077)	(7,769)
FRBNY credit facility repayments	-	(14,622)
Issuance of long-term debt	6,776	3,021
Repayments of long-term debt	(8,155)	(9,968)
Proceeds from drawdown on the Department of the Treasury Commitment	-	20,292
Repayment of Department of the Treasury SPV Preferred Interests	(8,636)	(9,146)
Repayment of FRBNY SPV Preferred Interests	-	(26,432)
Issuance of Common Stock	-	4,332
Purchase of Common Stock	(5,000)	-
Acquisition of noncontrolling interest	(100)	(647)
Other, net	2,662	(373)

Net cash used in financing activities – continuing operations	(12,721)	(31,782)
Net cash used in financing activities – discontinued operations	-	(1,932)

Net cash used in financing activities	(12,721)	(33,714)

Effect of exchange rate changes on cash	(24)	29

Net increase (decrease) in cash	(242)	599
Cash at beginning of period	1,474	1,558
Change in cash of businesses held for sale	-	433

Cash at end of period	$1,232	$2,590

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

6            AIG 2012 Form 10-Q

American International Group, Inc.

Consolidated Statement of Equity (unaudited)

(in millions)	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total AIG Share- holders' Equity	Non redeemable non- controlling Interests	Total Equity

Six Months Ended June 30, 2012
Balance, beginning of year	$-	$4,766	$(942)	$81,787	$10,774	$5,153	$101,538	$855	$102,393

Common stock issued under stock plans			16	(15)	-	-	1	-	1
Purchase of common stock	-	-	(5,000)	-	-	-	(5,000)	-	(5,000)
Net income attributable to AIG or other noncontrolling interests*	-	-	-	-	5,540	-	5,540	43	5,583
Other comprehensive income (loss)	-	-	-	-	-	2,638	2,638	(3)	2,635
Deferred income taxes	-	-	-	(8)	-	-	(8)	-	(8)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	46	46
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(100)	(100)
Other	-	-	-	-	-	-	-	(21)	(21)

Balance, end of period	$-	$4,766	$(5,926)	$81,764	$16,314	$7,791	$104,709	$820	$105,529

Six Months Ended June 30, 2011
Balance, beginning of year	$71,983	$368	$(873)	$9,683	$(3,466)	$7,624	$85,319	$27,920	$113,239

Cumulative effect of change in accounting principle, net of tax	-	-	-	-	(6,382)	(81)	(6,463)	-	(6,463)
Series F drawdown	20,292	-	-	-	-	-	20,292	-	20,292
Repurchase of SPV preferred interests in connection with Recapitalization	-	-	-	-	-	-	-	(26,432)	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	(92,275)	4,138	-	67,460	-	-	(20,677)	-	(20,677)
Common stock issued	-	250	-	2,636	-	-	2,886	-	2,886
Settlement of equity unit stock purchase contract	-	6	-	1,440	-	-	1,446	-	1,446
Net income attributable to AIG or other noncontrolling interests*	-	-	-	-	3,133	-	3,133	22	3,155
Net income attributable to noncontrolling nonvoting, callable, junior and senior preferred interests	-	-	-	-	-	-	-	74	74
Other comprehensive income (loss)	-	-	-	-	-	1,381	1,381	(47)	1,334
Acquisition of noncontrolling interest	-	-	-	(157)	-	88	(69)	(468)	(537)
Net decrease due to deconsolidation	-	-	-	-	-	-	-	(6)	(6)
Contributions from noncontrolling interests	-	-	-	-	-	-	-	42	42
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(116)	(116)
Other	-	(1)	1	(6)	(1)	-	(7)	(41)	(48)

Balance, end of period	$-	$4,761	$(872)	$81,056	$(6,716)	$9,012	$87,241	$948	$88,189

*
Excludes gains of $205 million and $325 million for the six months ended June 30, 2012 and 2011, respectively, attributable to redeemable noncontrolling interests. See Note 10.

See accompanying Notes to Consolidated Financial Statements, which include a summary of revisions to prior year balances in connection with a change in accounting principle.

AIG 2012 Form 10-Q            7

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT EVENTS

    These unaudited condensed consolidated financial statements do not include all disclosures that are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) and should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K of American International Group, Inc. (AIG) for the year ended December 31, 2011, as amended by Amendment No. 1 and Amendment No. 2 on Form 10-K/A filed on February 27, 2012 and March 30, 2012, respectively, and as updated by AIG's Current Report on Form 8-K filed on May 4, 2012 (collectively, the 2011 Annual Report). The condensed consolidated financial information as of December 31, 2011 included herein has been derived from audited consolidated financial statements in the 2011 Annual Report not included herein.

    Certain of AIG's foreign subsidiaries included in the consolidated financial statements report on different fiscal-period bases. The effect on AIG's consolidated financial condition and results of operations of all material events occurring at these subsidiaries through the date of each of the periods presented in these financial statements has been recorded.

    In the opinion of management, these consolidated financial statements contain the normal recurring adjustments necessary for a fair statement of the results presented herein. Interim period operating results may not be indicative of the operating results for a full year. AIG evaluated the need to recognize or disclose events that occurred subsequent to June 30, 2012 and prior to the issuance of these unaudited condensed consolidated financial statements. All material intercompany accounts and transactions have been eliminated.

REVISIONS TO PRIOR YEAR FINANCIAL STATEMENTS

    During the quarter ended March 31, 2012, AIG retroactively adopted a standard that changed its method of accounting for costs associated with acquiring or renewing insurance contracts. See Note 2 herein for additional details, including a summary of revisions to prior year financial statements.

    To align the presentation of Changes in fair value of derivatives with changes in the administration of AIG's derivatives portfolio, changes were made to the presentation within the Consolidated Statement of Operations and Consolidated Statement of Cash Flows for activity where Global Capital Markets executes transactions with third parties on behalf of AIG subsidiaries. Specifically, derivative activity where AIGFP is an intermediary for AIG subsidiaries, which historically has been reported in Other income, has been reclassified to Net realized capital gains (losses). Additionally, certain other items have been reclassified within the Consolidated Statement of Operations in the current period. Prior period amounts were reclassified to conform to the current period presentation.

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

  •
  liabilities for legal contingencies; and

  •
  fair value measurements of certain financial assets and liabilities, including credit default swaps (CDS).

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's consolidated financial condition, results of operations and cash flows could be materially affected.

SIGNIFICANT EVENTS

    During the six months ended June 30, 2012, AIG executed significant transactions in the debt and equity capital markets as described below.

Common Stock Offerings by the Department of the Treasury and AIG Purchases of Shares

    The United States Department of the Treasury (Department of the Treasury), as selling shareholder, completed registered public offerings of AIG common stock, par value $2.50 per share (AIG Common Stock) on March 13, 2012 (the March Offering) and May 10, 2012 (the May Offering).

    In the March Offering, the Department of the Treasury sold approximately 207 million shares of AIG Common Stock for aggregate proceeds of approximately $6.0 billion. AIG purchased approximately 103 million shares of AIG Common Stock in the March Offering at the initial public offering price of $29.00 per share for an aggregate purchase amount of approximately $3.0 billion.

    In the May Offering, the Department of the Treasury sold approximately 189 million shares of AIG Common Stock for aggregate proceeds of approximately $5.7 billion. AIG purchased approximately 66 million shares of AIG Common Stock in the May Offering at the initial public offering price of $30.50 per share for an aggregate purchase amount of approximately $2.0 billion.

    As a result of the Department of the Treasury's sale of AIG Common Stock and AIG's purchase of shares in these offerings, ownership by the Department of the Treasury was reduced from approximately 77 percent to approximately 61 percent of the AIG Common Stock outstanding after the completion of the May Offering.

Sale of AIA Shares

    On March 7, 2012, AIG sold approximately 1.72 billion ordinary shares of AIA Group Limited (AIA) for gross proceeds of approximately $6.0 billion (the AIA Sale). As a result of the AIA Sale, AIG's retained interest in AIA decreased from approximately 33 percent to approximately 19 percent. At June 30, 2012 and December 31, 2011, the fair value of AIG's retained interest in AIA was approximately $7.7 billion and $12.4 billion, respectively.

Senior Notes Offerings

    AIG completed the following registered notes offerings:

  •
  On March 22, 2012, $750 million principal amount of 3.000% Notes Due 2015 and $1.25 billion principal amount of 3.800% Notes Due 2017 for the Matched Investment Program (MIP).

  •
  On May 24, 2012, $750 million principal amount of 4.875% Notes Due 2022, and on June 29, 2012, an additional $750 million principal amount of such 4.875% Notes Due 2022.

AIG 2012 Form 10-Q            9

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ILFC Debt Offerings

    In the first six months of 2012, International Lease Finance Corporation (ILFC) raised approximately $3.2 billion through a combination of secured and unsecured financings.

Pay Down of Department of the Treasury's AIA SPV Preferred Interests in Full

    On March 7, 2012, AIG entered into an agreement with the Department of the Treasury to amend various agreements (the Amendment), which enabled the special purpose vehicle that held AIG's remaining shares in AIA (the AIA SPV) to retain and distribute to AIG the net proceeds in excess of $5.6 billion received by the AIA SPV from the AIA Sale. In addition, the liens created by the agreements on (i) the equity interests in ILFC, (ii) the ordinary shares of AIA held by the AIA SPV subsequent to the closing of the AIA Sale and (iii) the common equity interests in the AIA SPV were released and such interests and AIA ordinary shares no longer constituted collateral securing the repayment of the liquidation preference of the Department of the Treasury's preferred interests in the AIA SPV (the AIA SPV Preferred Interests). The Amendment also required the AIA SPV and AM Holdings LLC (the ALICO SPV) to redeem their preferred participating return rights held in such SPVs by the Department of the Treasury before the release of the collateral. AIG contributed a portion of the net proceeds received by AIG in respect of its interest in Maiden Lane II LLC (ML II) to redeem these residual rights.

    On March 21, 2012, AIG entered into an agreement with the Department of the Treasury, pursuant to which the AIA SPV paid down in full the remaining liquidation preference of the AIA SPV Preferred Interests. As a result of the payment, the remaining liens on AIG assets supporting the paydown of these interests were released.

SUPPLEMENTARY DISCLOSURE OF CONSOLIDATED CASH FLOW INFORMATION

Six Months Ended June 30, (in millions)	2012	2011

Cash paid during the period for:
Interest*	$2,088	$7,081
Taxes	$206	$547
Non-cash financing/investing activities:
Interest credited to policyholder contract deposits included in financing activities	$2,186	$2,434

*
2011 includes payment of accrued compounded interest of $4.7 billion under the Credit Agreement, dated as of September 22, 2008, as amended (the FRBNY Credit Facility), before the facility was terminated on January 14, 2011 in connection with the series of integrated transactions to recapitalize AIG (the Recapitalization) with the Department of the Treasury, the Federal Reserve Bank of New York and the AIG Credit Facility Trust, including the repayment of all amounts owed under the FRBNY Credit Facility.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING STANDARDS

Future Application of Accounting Standards

    In July 2012, the Financial Accounting Standards Board (FASB) issued an accounting standard that allows a company the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, therefore necessitating that it perform a quantitative impairment test. A company is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the company determines it is more likely than not the asset is impaired.

10            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. A company can choose to early adopt the standard. AIG does not expect adoption of the standard to have a material effect on its consolidated financial condition, results of operations or cash flows.

Accounting Standards Adopted During 2012

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

    The adoption of the standard resulted in a reduction to beginning of period retained earnings for the earliest period presented and a decrease in the amount of capitalized costs in connection with the acquisition or renewal of insurance contracts. Accordingly, AIG revised its historical financial statements and accompanying notes to the consolidated financial statements for the changes in deferred policy acquisition costs and associated changes in acquisition expenses and income taxes for affected entities and segments, including divested entities presented in continuing and discontinued operations.

AIG 2012 Form 10-Q            11

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present amounts previously reported in 2011, the effect of the change due to the retrospective adoption of the standard, and the adjusted amounts that are reflected in AIG's consolidated financial statements.

December 31, 2011 (in millions)	As Previously Reported	Effect of Change	As Currently Reported

Balance Sheet:
Current and deferred income taxes	$16,084	$1,718	$17,802
Deferred policy acquisition costs	14,026	(5,089)	8,937
Other assets	12,824	(42)	12,782

Total assets	555,773	(3,413)	552,360

Retained earnings	14,332	(3,558)	10,774
Accumulated other comprehensive income	5,008	145	5,153

Total AIG shareholders' equity	104,951	(3,413)	101,538

Three Months Ended June 30, 2011 (dollars in millions, except per share data)	As Previously Reported	Effect of Change	As Currently Reported

Statement of Operations:
Total net realized capital gains(a)	$71	$4	$75

Total revenues	16,676	4	16,680

Interest credited to policyholder account balances	1,110	4	1,114
Amortization of deferred acquisition costs	1,786	(464)	1,322
Other acquisition and other insurance expenses	1,653	476	2,129

Total benefits, claims and expenses	14,870	16	14,886

Income (loss) from continuing operations before income tax benefit	1,806	(12)	1,794

Income tax benefit(b)	(288)	(8)	(296)

Income (loss) from continuing operations	2,094	(4)	2,090
Income (loss) from discontinued operations, net of income tax expense(c)	(37)	-	(37)

Net income	2,057	(4)	2,053

Net income attributable to AIG	1,840	(4)	1,836

Net income (loss) attributable to AIG common shareholders	1,840	(4)	1,836

Income (loss) per share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.03	$-	$1.03
Income (loss) from discontinued operations	$(0.03)	$-	$(0.03)
Diluted
Income (loss) from continuing operations	$1.03	$-	$1.03
Income (loss) from discontinued operations	$(0.03)	$-	$(0.03)

12            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Six Months Ended June 30, 2011 (dollars in millions, except per share data)	As Previously Reported	Effect of Change	As Currently Reported

Statement of Operations:
Total net realized capital losses(a)	$(667)	$7	$(660)

Total revenues	34,112	7	34,119

Interest credited to policyholder account balances	2,215	5	2,220
Amortization of deferred acquisition costs	3,502	(949)	2,553
Other acquisition and other insurance expenses	3,204	893	4,097

Total benefits, claims and expenses	33,686	(51)	33,635

Income (loss) from continuing operations before income tax benefit	426	58	484

Income tax benefit(b)	(488)	(34)	(522)

Income (loss) from continuing operations	914	92	1,006
Income (loss) from discontinued operations, net of income tax expense(c)	1,616	932	2,548

Net income	2,530	1,024	3,554

Net income attributable to AIG	2,109	1,024	3,133

Net income (loss) attributable to AIG common shareholders	1,297	1,024	2,321

Income (loss) per share attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$(0.18)	$0.06	$(0.12)
Income from discontinued operations	$0.94	$0.55	$1.49
Diluted
Income (loss) from continuing operations	$(0.18)	$0.06	$(0.12)
Income from discontinued operations	$0.94	$0.55	$1.49

(a)
Includes $5 million and $(82) million for the three and six months ended June 30, 2011, respectively, attributable to the effect of the reclassification of certain derivative activity discussed in Note 1 herein.

(b)
Includes a change in the deferred tax asset valuation allowance for the period.

(c)
Represents the results of Nan Shan Life Insurance Company, Ltd. (Nan Shan) and the results of AIG Star Life Insurance Co. Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison) through the date of their disposition, and the gain on the sale of AIG Star and AIG Edison, which were sold in the first quarter of 2011.

AIG 2012 Form 10-Q            13

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Adoption of the standard did not affect the previously reported totals for net cash flows provided by (used in) operating, investing, or financing activities, but did affect the following components of net cash flows provided by (used in) operating activities.

Six Months Ended June 30, 2011 (in millions)	As Previously Reported	Effect of Change	As Currently Reported

Cash flows from operating activities:
Net income	$2,530	$1,024	$3,554
Income from discontinued operations	(1,616)	(932)	(2,548)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash revenues, expenses, gains and losses included in income (loss):
Unrealized gains in earnings – net*	(2,466)	(7)	(2,473)
Depreciation and other amortization	4,529	(944)	3,585
Changes in operating assets and liabilities:
Capitalization of deferred policy acquisition costs	(3,554)	893	(2,661)
Current and deferred income taxes – net	(1,034)	(34)	(1,068)
Total adjustments	(7,126)	(92)	(7,218)

*
Includes $73 million for the six months ended June 30, 2011 attributable to the effect of the reclassification of certain derivative activity discussed in Note 1 herein.

    For short-duration insurance contracts, starting in 2012, AIG elected to include anticipated investment income in its determination of whether the deferred policy acquisition costs are recoverable. AIG believes the inclusion of anticipated investment income in the recoverability analysis is a preferable accounting policy because it includes in the recoverability analysis the fact that there is a timing difference between when the premiums are collected and in turn invested and when the losses and related expenses are paid. This is considered a change in accounting principle that required retrospective application to all periods presented. Because AIG historically has not recorded any premium deficiency on its short-duration insurance contracts even without the inclusion of anticipated investment income, there were no changes to the historical financial statements for the change in accounting principle.

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

    The guidance in the standard must be applied prospectively to transactions or modifications of existing transactions that occur on or after January 1, 2012. Under this standard, $204 million in repurchase agreements (related to securities with a fair value of $259 million) continued to be accounted for as sales as of June 30, 2012. Any modifications to these transactions that occur subsequent to adoption will result in an assessment of whether they should be accounted for as secured borrowings under the standard. As of June 30, 2012, there were no such modifications subsequent to the adoption of the standard.

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

    The standard's fair value measurement and disclosure guidance applies to all companies that measure assets, liabilities, or instruments classified in shareholders' equity at fair value or provide fair value disclosures for items not recorded at fair value. The guidance clarifies existing guidance on the application of fair value measurements, changes certain principles or requirements for measuring fair value, and requires significant additional disclosures for Level 3 valuation inputs. The new disclosure requirements were applied prospectively. The standard became effective for AIG beginning on January 1, 2012. The standard did not have any effect on AIG's consolidated financial condition, results of operations or cash flows. See Note 4 herein.

Presentation of Comprehensive Income

    In June 2011, the FASB issued an accounting standard that requires the presentation of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components, followed consecutively by a second statement that presents total other comprehensive income and its components. The standard became effective beginning January 1, 2012 with retrospective application required. The standard did not have any effect on AIG's consolidated financial condition, results of operations or cash flows.

Testing Goodwill for Impairment

    In September 2011, the FASB issued an accounting standard that amends the approach to testing goodwill for impairment. The standard simplifies how entities test goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative, two-step goodwill impairment test. The standard became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the standard did not affect AIG's consolidated financial condition, results of operations or cash flows.

3. SEGMENT INFORMATION

    AIG reports the results of its operations through three reportable segments: Chartis, SunAmerica Financial Group (SunAmerica) and Aircraft Leasing. AIG evaluates performance based on pre-tax income (loss), excluding results from discontinued operations, because AIG believes this provides more meaningful information on how its operations are performing.

    Effective during the first quarter of 2012, in order to align financial reporting with the manner in which AIG's chief operating decision makers review the Chartis businesses to assess performance and make decisions about resources to be allocated, certain products previously reported in Commercial Insurance were reclassified to Consumer Insurance. These revisions did not affect the total Chartis reportable segment results previously reported.

AIG 2012 Form 10-Q            15

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents AIG's operations by reportable segment:

	Reportable Segment
						Consolidation and Eliminations
(in millions)	Chartis	SunAmerica	Aircraft Leasing*	Other Operations	Total		Consolidated

Three Months Ended June 30, 2012
Total revenues	$10,020	$4,213	$1,121	$1,869	$17,223	$(100)	$17,123
Pre-tax income (loss)	961	777	86	(116)	1,708	43	1,751

Three Months Ended June 30, 2011
Total revenues	$10,218	$3,896	$1,119	$1,565	$16,798	$(118)	$16,680
Pre-tax income	826	766	87	87	1,766	28	1,794

Six Months Ended June 30, 2012
Total revenues	$19,818	$7,909	$2,275	$5,872	$35,874	$(308)	$35,566
Pre-tax income (loss)	1,871	1,639	206	2,620	6,336	(1)	6,335

Six Months Ended June 30, 2011
Total revenues	$20,098	$7,735	$2,260	$4,297	$34,390	$(271)	$34,119
Pre-tax income (loss)	452	1,733	207	(1,910)	482	2	484

*
AIG's Aircraft Leasing operations consist of a single operating segment.

The following table presents Chartis operations by operating segment:

(in millions)	Commercial Insurance	Consumer Insurance	Other	Total Chartis

Three Months Ended June 30, 2012
Total revenues	$6,087	$3,564	$369	$10,020
Pre-tax income	594	192	175	961

Three Months Ended June 30, 2011
Total revenues	$6,437	$3,482	$299	$10,218
Pre-tax income	629	59	138	826

Six Months Ended June 30, 2012
Total revenues	$12,016	$7,176	$626	$19,818
Pre-tax income	1,159	426	286	1,871

Six Months Ended June 30, 2011
Total revenues	$12,503	$6,916	$679	$20,098
Pre-tax income (loss)	245	(196)	403	452

16            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents SunAmerica operations by operating segment:

(in millions)	Domestic Life Insurance	Domestic Retirement Services	Total SunAmerica

Three Months Ended June 30, 2012
Total revenues	$2,484	$1,729	$4,213
Pre-tax income	673	104	777

Three Months Ended June 30, 2011
Total revenues	$2,146	$1,750	$3,896
Pre-tax income	369	397	766

Six Months Ended June 30, 2012
Total revenues	$4,643	$3,266	$7,909
Pre-tax income	1,161	478	1,639

Six Months Ended June 30, 2011
Total revenues	$4,108	$3,627	$7,735
Pre-tax income	702	1,031	1,733

The following table presents the components of AIG's Other operations:

(in millions)	Mortgage Guaranty	Global Capital Markets	Direct Investment Book	Retained Interests	Corporate & Other	Consolidation and Eliminations	Total Other Operations

Three Months Ended June 30, 2012
Total revenues	$224	$10	$584	$813	$251	$(13)	$1,869
Pre-tax income (loss)	48	(25)	485	813	(1,435)	(2)	(116)

Three Months Ended June 30, 2011
Total revenues	$232	$(105)	$136	$854	$458	$(10)	$1,565
Pre-tax income (loss)	6	(169)	73	854	(668)	(9)	87

Six Months Ended June 30, 2012
Total revenues	$424	$170	$928	$3,860	$513	$(23)	$5,872
Pre-tax income (loss)	56	63	733	3,860	(2,093)	1	2,620

Six Months Ended June 30, 2011
Total revenues	$470	$281	$599	$2,503	$469	$(25)	$4,297
Pre-tax income (loss)	14	121	483	2,503	(5,015)	(16)	(1,910)

AIG 2012 Form 10-Q            17

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4. FAIR VALUE MEASUREMENTS

FAIR VALUE MEASUREMENTS ON A RECURRING BASIS

    AIG carries certain of its financial instruments at fair value. AIG defines the fair value of a financial instrument as the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 6 to the Consolidated Financial Statements in the 2011 Annual Report for a discussion of AIG's accounting policies and procedures regarding fair value measurements related to the following information.

    Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are measured and classified in accordance with a fair value hierarchy established in GAAP. The hierarchy consists of three "levels" based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The following table presents information about assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value measurement based on the levels of the inputs used:

June 30, 2012 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$19	$3,998	$-	$-	$-	$4,017
Obligations of states, municipalities and political subdivisions	-	36,241	1,013	-	-	37,254
Non-U.S. governments	833	24,535	13	-	-	25,381
Corporate debt	-	145,022	1,306	-	-	146,328
RMBS	-	23,170	10,488	-	-	33,658
CMBS	-	4,148	4,643	-	-	8,791
CDO/ABS	-	2,511	5,074	-	-	7,585

Total bonds available for sale	852	239,625	22,537	-	-	263,014

Bond trading securities:
U.S. government and government sponsored entities	800	6,792	-	-	-	7,592
Obligations of states, municipalities and political subdivisions	-	236	-	-	-	236
Non-U.S. governments	-	34	-	-	-	34
Corporate debt	-	1,057	3	-	-	1,060
RMBS	-	1,158	290	-	-	1,448
CMBS	-	1,676	457	-	-	2,133
CDO/ABS	-	3,769	14,647	-	-	18,416

Total bond trading securities	800	14,722	15,397	-	-	30,919

Equity securities available for sale:
Common stock	2,608	2	41	-	-	2,651
Preferred stock	-	46	139	-	-	185
Mutual funds	73	38	-	-	-	111

Total equity securities available for sale	2,681	86	180	-	-	2,947

Equity securities trading	23	80	-	-	-	103
Mortgage and other loans receivable	-	122	1	-	-	123
Other invested assets(c)	7,747	1,619	7,049	-	-	16,415
Derivative assets:
Interest rate contracts	12	6,649	1,006	-	-	7,667
Foreign exchange contracts	-	53	-	-	-	53
Equity contracts	106	117	38	-	-	261
Commodity contracts	-	181	2	-	-	183
Credit contracts	-	-	64	-	-	64
Other contracts	-	164	68	-	-	232
Counterparty netting and cash collateral	-	-	-	(3,716)	(991)	(4,707)

Total derivative assets	118	7,164	1,178	(3,716)	(991)	3,753

Short-term investments(d)	371	6,988	-	-	-	7,359
Separate account assets	51,412	2,853	-	-	-	54,265
Other assets	-	700	-	-	-	700

Total	$64,004	$273,959	$46,342	$(3,716)	$(991)	$379,598

Liabilities:
Policyholder contract deposits	$-	$-	$1,188	$-	$-	$1,188
Derivative liabilities:
Interest rate contracts	-	6,663	245	-	-	6,908
Foreign exchange contracts	-	171	-	-	-	171
Equity contracts	2	234	10	-	-	246
Commodity contracts	-	185	-	-	-	185
Credit contracts(e)	-	5	2,651	-	-	2,656
Other contracts	-	65	222	-	-	287
Counterparty netting and cash collateral	-	-	-	(3,716)	(2,599)	(6,315)

Total derivative liabilities	2	7,323	3,128	(3,716)	(2,599)	4,138

Other long-term debt(f)	-	8,997	407	-	-	9,404
Other liabilities(g)	24	1,564	-	-	-	1,588

Total	$26	$17,884	$4,723	$(3,716)	$(2,599)	$16,318

AIG 2012 Form 10-Q            19

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Assets:
Bonds available for sale:
U.S. government and government sponsored entities	$174	$5,904	$-	$-	$-	$6,078
Obligations of states, municipalities and political subdivisions	-	36,538	960	-	-	37,498
Non-U.S. governments	259	25,467	9	-	-	25,735
Corporate debt	-	142,883	1,935	-	-	144,818
RMBS	-	23,727	10,877	-	-	34,604
CMBS	-	3,991	3,955	-	-	7,946
CDO/ABS	-	3,082	4,220	-	-	7,302

Total bonds available for sale	433	241,592	21,956	-	-	263,981

Bond trading securities:
U.S. government and government sponsored entities	100	7,404	-	-	-	7,504
Obligations of states, municipalities and political subdivisions	-	257	-	-	-	257
Non-U.S. governments	-	35	-	-	-	35
Corporate debt	-	809	7	-	-	816
RMBS	-	1,345	303	-	-	1,648
CMBS	-	1,283	554	-	-	1,837
CDO/ABS	-	3,835	8,432	-	-	12,267

Total bond trading securities	100	14,968	9,296	-	-	24,364

Equity securities available for sale:
Common stock	3,294	70	57	-	-	3,421
Preferred stock	-	44	99	-	-	143
Mutual funds	55	5	-	-	-	60

Total equity securities available for sale	3,349	119	156	-	-	3,624

Equity securities trading	43	82	-	-	-	125
Mortgage and other loans receivable	-	106	1	-	-	107
Other invested assets(c)	12,549	1,709	6,618	-	-	20,876
Derivative assets:
Interest rate contracts	2	7,251	1,033	-	-	8,286
Foreign exchange contracts	-	143	2	-	-	145
Equity contracts	92	133	38	-	-	263
Commodity contracts	-	134	2	-	-	136
Credit contracts	-	-	89	-	-	89
Other contracts	29	462	250	-	-	741
Counterparty netting and cash collateral	-	-	-	(3,660)	(1,501)	(5,161)

Total derivative assets	123	8,123	1,414	(3,660)	(1,501)	4,499

Short-term investments(d)	2,309	3,604	-	-	-	5,913
Separate account assets	48,502	2,886	-	-	-	51,388

Total	$67,408	$273,189	$39,441	$(3,660)	$(1,501)	$374,877

20            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

December 31, 2011 (in millions)	Level 1	Level 2	Level 3	Counterparty Netting(a)	Cash Collateral(b)	Total

Liabilities:
Policyholder contract deposits	$-	$-	$918	$-	$-	$918
Derivative liabilities:
Interest rate contracts	-	6,661	248	-	-	6,909
Foreign exchange contracts	-	178	-	-	-	178
Equity contracts	-	198	10	-	-	208
Commodity contracts	-	146	-	-	-	146
Credit contracts(e)	-	4	3,362	-	-	3,366
Other contracts	-	155	217	-	-	372
Counterparty netting and cash collateral	-	-	-	(3,660)	(2,786)	(6,446)

Total derivative liabilities	-	7,342	3,837	(3,660)	(2,786)	4,733

Other long-term debt(f)	-	10,258	508	-	-	10,766
Other liabilities(g)	193	714	-	-	-	907

Total	$193	$18,314	$5,263	$(3,660)	$(2,786)	$17,324

(a)
Represents netting of derivative exposures covered by a qualifying master netting agreement.

(b)
Represents cash collateral posted and received. Securities collateral posted for derivative transactions that is reflected in Fixed maturity securities in the Consolidated Balance Sheet, and collateral received, not reflected in the Consolidated Balance Sheet, were $1.6 billion and $115 million, respectively, at June 30, 2012 and $1.8 billion and $100 million, respectively, at December 31, 2011.

(c)
Included in Level 1 are $7.7 billion and $12.4 billion at June 30, 2012 and December 31, 2011, respectively, of AIA ordinary shares publicly traded on the Hong Kong Stock Exchange. Approximately 3 percent of the fair value of the assets recorded as Level 3 relate to various private equity, real estate, hedge fund and fund-of-funds investments that are consolidated by AIG at both June 30, 2012 and December 31, 2011, respectively. AIG's ownership in these funds represented 64.2 percent, or $0.9 billion, of Level 3 assets at June 30, 2012 and 57.3 percent, or $0.7 billion, of Level 3 assets at December 31, 2011.

(d)
Included in Level 2 is the fair value of securities purchased under agreements to resell of $0.7 billion and $0.1 billion at June 30, 2012 and December 31, 2011, respectively.

(e)
Included in Level 3 is the fair value derivative liability of $2.5 billion and $3.2 billion at June 30, 2012 and December 31, 2011, respectively, on the super senior credit default swap portfolio.

(f)
Includes Guaranteed Investment Agreements (GIAs), notes, bonds, loans and mortgages payable.

(g)
Included in Level 2 is the fair value of securities sold under agreements to repurchase and securities and spot commodities sold but not yet purchased, of $1.5 billion and $45 million, respectively, at June 30, 2012. Included in Level 2 is the fair value of securities sold under agreements to repurchase, securities and spot commodities sold but not yet purchased and trust deposits and deposits due to banks and other depositors, of $0.6 billion, $144 million and $6 million, respectively, at December 31, 2011.

 TRANSFERS OF LEVEL 1 AND LEVEL 2 ASSETS AND LIABILITIES

    AIG's policy is to record transfers of assets and liabilities between Level 1 and Level 2 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. Assets are transferred out of Level 1 when they are no longer transacted with sufficient frequency and volume in an active market. Conversely, assets are transferred from Level 2 to Level 1 when transaction volume and frequency are indicative of an active market. During the three- and six-month periods ended June 30, 2012, AIG transferred $136 million of securities issued by Non-U.S. government entities from Level 1 to Level 2, as they are no longer considered actively traded. AIG had no material transfers from Level 2 to Level 1 during the three- and six-month periods ended June 30, 2012.

AIG 2012 Form 10-Q            21

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 CHANGES IN LEVEL 3 RECURRING FAIR VALUE MEASUREMENTS

The following tables present changes during the three-and six-month periods ended June 30, 2012 and 2011 in Level 3 assets and liabilities measured at fair value on a recurring basis, and the realized and unrealized gains (losses) related to the Level 3 assets and liabilities that remained in the Consolidated Balance Sheet at June 30, 2012 and 2011:

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended June 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$1,054	$31	$(5)	$(63)	$45	$(49)	$1,013	$-
Non-U.S. governments	15	-	(7)	-	5	-	13	-
Corporate debt	1,323	(1)	(7)	5	55	(69)	1,306	-
RMBS	13,240	195	10	(616)	7	(2,348)	10,488	-
CMBS	4,173	2	14	492	12	(50)	4,643	-
CDO/ABS	4,882	26	89	(91)	168	-	5,074	-

Total bonds available for sale	24,687	253	94	(273)	292	(2,516)	22,537	-

Bond trading securities:
Corporate debt	5	-	-	(2)	-	-	3	-
RMBS	314	(5)	-	(19)	-	-	290	(7)
CMBS	433	16	-	13	4	(9)	457	78
CDO/ABS	8,416	1,444	-	4,787	-	-	14,647	1,462

Total bond trading securities	9,168	1,455	-	4,779	4	(9)	15,397	1,533

Equity securities available for sale:
Common stock	50	9	-	(19)	1	-	41	-
Preferred stock	106	-	(31)	61	3	-	139	-

Total equity securities available for sale	156	9	(31)	42	4	-	180	-

Mortgage and other loans receivable	1	-	-	-	-	-	1	-
Other invested assets	7,186	(32)	66	(68)	18	(121)	7,049	-

Total	$41,198	$1,685	$129	$4,480	$318	$(2,646)	$45,164	$1,533

Liabilities:
Policyholder contract deposits	$(782)	$(408)	$-	$2	$-	$-	$(1,188)	$244
Derivative liabilities, net:
Interest rate contracts	778	46	-	(63)	-	-	761	10
Foreign exchange contracts	-	-	-	-	-	-	-	-
Equity contracts	40	(23)	-	11	-	-	28	-
Commodity contracts	2	-	-	(2)	-	2	2	(1)
Credit contracts	(2,705)	344	-	(226)	-	-	(2,587)	(122)
Other contracts	(37)	422	(7)	(490)	(42)	-	(154)	(15)

Total derivative liabilities, net	(1,922)	789	(7)	(770)	(42)	2	(1,950)	(128)

Other long-term debt(b)	(575)	(268)	-	22	-	414	(407)	(25)

Total	$(3,279)	$113	$(7)	$(746)	$(42)	$416	$(3,545)	$91

22            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers in	Gross Transfers out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Six Months Ended June 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$960	$32	$11	$37	$45	$(72)	$1,013	$-
Non-U.S. governments	9	-	1	(2)	5	-	13	-
Corporate debt	1,935	(17)	69	2	346	(1,029)	1,306	-
RMBS	10,877	125	803	710	355	(2,382)	10,488	-
CMBS	3,955	(67)	301	503	43	(92)	4,643	-
CDO/ABS	4,220	40	266	(21)	606	(37)	5,074	-

Total bonds available for sale	21,956	113	1,451	1,229	1,400	(3,612)	22,537	-

Bond trading securities:
Corporate debt	7	-	-	(4)	-	-	3	-
RMBS	303	28	-	(38)	-	(3)	290	18
CMBS	554	49	-	(122)	36	(60)	457	83
CDO/ABS	8,432	3,065	-	3,150	-	-	14,647	2,816

Total bond trading securities	9,296	3,142	-	2,986	36	(63)	15,397	2,917

Equity securities available for sale:
Common stock	57	23	(12)	(33)	6	-	41	-
Preferred stock	99	2	(23)	69	3	(11)	139	-

Total equity securities available for sale	156	25	(35)	36	9	(11)	180	-

Mortgage and other loans receivable	1	-	-	-	-	-	1	-
Other invested assets	6,618	(179)	276	33	760	(459)	7,049	-

Total	$38,027	$3,101	$1,692	$4,284	$2,205	$(4,145)	$45,164	$2,917

Liabilities:
Policyholder contract deposits	$(918)	$(269)	$-	$(1)	$-	$-	$(1,188)	$101
Derivative liabilities, net:
Interest rate contracts	785	46	-	(70)	-	-	761	(38)
Foreign exchange contracts	2	-	-	(2)	-	-	-	-
Equity contracts	28	(11)	-	13	(2)	-	28	-
Commodity contracts	2	-	-	(2)	-	2	2	(3)
Credit contracts	(3,273)	201	-	485	-	-	(2,587)	(642)
Other contracts	33	12	2	(78)	(123)	-	(154)	24

Total derivative liabilities, net	(2,423)	248	2	346	(125)	2	(1,950)	(659)

Other long-term debt(b)	(508)	(378)	(77)	136	-	420	(407)	54

Total	$(3,849)	$(399)	$(75)	$481	$(125)	$422	$(3,545)	$(504)

AIG 2012 Form 10-Q            23

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Three Months Ended June 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$702	$(1)	$23	$62	$17	$(3)	$800	$-
Non-U.S. governments	5	-	-	-	-	-	5	-
Corporate debt	1,235	-	15	305	307	(18)	1,844	-
RMBS	6,868	79	(165)	3,905	11	(6)	10,692	-
CMBS	4,316	(7)	(109)	-	28	-	4,228	-
CDO/ABS	3,857	12	74	(382)	374	(10)	3,925	-

Total bonds available for sale	16,983	83	(162)	3,890	737	(37)	21,494	-

Bond trading securities:
Corporate debt	18	-	-	(9)	-	-	9	-
RMBS	99	(2)	(7)	80	-	-	170	(7)
CMBS	523	28	3	(18)	80	(133)	483	34
CDO/ABS	10,461	(877)	4	(85)	-	-	9,503	(881)

Total bond trading securities	11,101	(851)	-	(32)	80	(133)	10,165	(854)

Equity securities available for sale:
Common stock	63	3	6	(12)	2	(3)	59	-
Preferred stock	63	(1)	1	(1)	2	-	64	-

Total equity securities available for sale	126	2	7	(13)	4	(3)	123	-

Equity securities trading	1	1	-	(1)	-	-	1	1
Other invested assets	7,070	(17)	126	(161)	45	(18)	7,045	-

Total	$35,281	$(782)	$(29)	$3,683	$866	$(191)	$38,828	$(853)

Liabilities:
Policyholder contract deposits	$(369)	$(33)	$-	$(4)	$-	$-	$(406)	$46
Derivative liabilities, net:
Interest rate contracts	619	138	-	(3)	-	-	754	(14)
Foreign exchange contracts	16	(12)	-	-	-	-	4	1
Equity contracts	34	-	-	-	(7)	7	34	(1)
Commodity contracts	15	(1)	-	(9)	-	-	5	-
Credit contracts	(3,420)	94	-	(6)	-	-	(3,332)	429
Other contracts	(6)	(27)	(51)	(10)	32	(7)	(69)	(114)

Total derivatives liabilities, net	(2,742)	192	(51)	(28)	25	-	(2,604)	301

Other long-term debt(b)	(996)	(157)	-	195	-	-	(958)	(171)

Total	$(4,107)	$2	$(51)	$163	$25	$-	$(3,968)	$176

24            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Fair value Beginning of Period(a)	Net Realized and Unrealized Gains (Losses) Included in Income	Accumulated Other Comprehensive Income (Loss)	Purchases, Sales, Issues and Settlements, Net	Gross Transfers In	Gross Transfers Out	Fair value End of Period	Changes in Unrealized Gains (Losses) Included in Income on Instruments Held at End of Period

Six Months Ended June 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$609	$(1)	$27	$174	$17	$(26)	$800	$-
Non-U.S. governments	5	-	-	-	-	-	5	-
Corporate debt	2,262	(3)	22	272	533	(1,242)	1,844	-
RMBS	6,367	(2)	368	3,943	22	(6)	10,692	-
CMBS	3,604	(34)	555	72	53	(22)	4,228	-
CDO/ABS	4,241	32	312	(837)	446	(269)	3,925	-

Total bonds available for sale	17,088	(8)	1,284	3,624	1,071	(1,565)	21,494	-

Bond trading securities:
Corporate debt	-	-	-	(9)	18	-	9	-
RMBS	91	-	(7)	86	-	-	170	(3)
CMBS	506	66	3	(76)	161	(177)	483	68
CDO/ABS	9,431	153	9	(90)	-	-	9,503	146

Total bond trading securities	10,028	219	5	(89)	179	(177)	10,165	211

Equity securities available for sale:
Common stock	61	18	4	(27)	8	(5)	59	-
Preferred stock	64	(3)	1	-	2	-	64	-

Total equity securities available for sale	125	15	5	(27)	10	(5)	123	-

Equity securities trading	1	1	-	(1)	-	-	1	1
Other invested assets	7,414	36	469	(511)	45	(408)	7,045	-

Total	$34,656	$263	$1,763	$2,996	$1,305	$(2,155)	$38,828	$212

Liabilities:
Policyholder contract deposits	$(445)	$46	$-	$(7)	$-	$-	$(406)	$(63)
Derivative liabilities, net:
Interest rate contracts	732	22	-	-	-	-	754	(54)
Foreign exchange contracts	16	(12)	-	-	-	-	4	1
Equity contracts	22	(7)	-	38	(7)	(12)	34	(7)
Commodity contracts	23	2	-	(20)	-	-	5	-
Credit contracts	(3,798)	476	-	(10)	-	-	(3,332)	473
Other contracts	(112)	(23)	(26)	40	32	20	(69)	(66)

Total derivatives liabilities, net	(3,117)	458	(26)	48	25	8	(2,604)	347

Other long-term debt(b)	(982)	(211)	-	256	(21)	-	(958)	(198)

Total	$(4,544)	$293	$(26)	$297	$4	$8	$(3,968)	$86

(a)
Total Level 3 derivative exposures have been netted in these tables for presentation purposes only.

(b)
Includes GIAs, notes, bonds, loans and mortgages payable.

AIG 2012 Form 10-Q            25

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 Net realized and unrealized gains and losses related to Level 3 items shown above are reported in the Consolidated Statement of Operations as follows:

(in millions)	Net Investment Income	Net Realized Capital Gains (Losses)	Other Income	Total

Three Months Ended June 30, 2012
Bonds available for sale	$234	$(9)	$28	$253
Bond trading securities	1,290	-	165	1,455
Equity securities	-	9	-	9
Other invested assets	5	(41)	4	(32)
Policyholder contract deposits	-	(408)	-	(408)
Derivative liabilities, net	-	72	717	789
Other long-term debt	-	-	(268)	(268)

Three Months Ended June 30, 2011
Bonds available for sale	$159	$(80)	$4	$83
Bond trading securities	(496)	-	(355)	(851)
Equity securities	1	2	-	3
Other invested assets	(2)	(37)	22	(17)
Policyholder contract deposits	-	(33)	-	(33)
Derivative liabilities, net	1	(90)	281	192
Other long-term debt	-	-	(157)	(157)

Six Months Ended June 30, 2012
Bonds available for sale	$465	$(384)	$32	$113
Bond trading securities	2,839	-	303	3,142
Equity securities	-	25	-	25
Other invested assets	(9)	(173)	3	(179)
Policyholder contract deposits	-	(269)	-	(269)
Derivative liabilities, net	(1)	61	188	248
Other long-term debt	-	-	(378)	(378)

Six Months Ended June 30, 2011
Bonds available for sale	$240	$(256)	$8	$(8)
Bond trading securities	505	-	(286)	219
Equity securities	1	15	-	16
Other invested assets	44	(52)	44	36
Policyholder contract deposits	-	46	-	46
Derivative liabilities, net	1	(145)	602	458
Other long-term debt	-	-	(211)	(211)

26            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables present the gross components of purchases, sales, issues and settlements, net, shown above:

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Three Months Ended June 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$97	$(158)	$(2)	$(63)
Non-U.S. governments	1	(1)	-	-
Corporate debt	80	(52)	(23)	5
RMBS	198	(268)	(546)	(616)
CMBS	596	(69)	(35)	492
CDO/ABS	203	-	(294)	(91)

Total bonds available for sale	1,175	(548)	(900)	(273)

Bond trading securities:
Corporate debt	-	-	(2)	(2)
RMBS	-	-	(19)	(19)
CMBS	70	(49)	(8)	13
CDO/ABS(b)	5,025	-	(238)	4,787

Total bond trading securities	5,095	(49)	(267)	4,779

Equity securities	56	(19)	5	42
Other invested assets	134	(29)	(173)	(68)

Total assets	$6,460	$(645)	$(1,335)	$4,480

Liabilities:
Policyholder contract deposits	$-	$(8)	$10	$2
Derivative liabilities, net	-	-	(770)	(770)
Other long-term debt(c)	-	-	22	22

Total liabilities	$-	$(8)	$(738)	$(746)

Three Months Ended June 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$63	$-	$(1)	$62
Non-U.S. governments	1	(1)	-	-
Corporate debt	412	19	(126)	305
RMBS	4,307	(9)	(393)	3,905
CMBS	99	(20)	(79)	-
CDO/ABS	196	-	(578)	(382)

Total bonds available for sale	5,078	(11)	(1,177)	3,890

Bond trading securities:
Corporate debt	-	-	(9)	(9)
RMBS	103	-	(23)	80
CMBS	60	(49)	(29)	(18)
CDO/ABS	141	(126)	(100)	(85)

Total bond trading securities	304	(175)	(161)	(32)

Equity securities	-	(8)	(6)	(14)
Other invested assets	236	(146)	(251)	(161)

Total assets	$5,618	$(340)	$(1,595)	$3,683

Liabilities:
Policyholder contract deposits	$-	$(10)	$6	$(4)
Derivative liabilities, net	-	-	(28)	(28)
Other long-term debt(c)	-	-	195	195

Total liabilities	$-	$(10)	$173	$163

AIG 2012 Form 10-Q            27

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	Purchases	Sales	Settlements	Purchases, Sales, Issues and Settlements, Net(a)

Six Months Ended June 30, 2012
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$205	$(166)	$(2)	$37
Non-U.S. governments	1	(3)	-	(2)
Corporate debt	141	(53)	(86)	2
RMBS	2,110	(362)	(1,038)	710
CMBS	722	(133)	(86)	503
CDO/ABS	520	(4)	(537)	(21)

Total bonds available for sale	3,699	(721)	(1,749)	1,229

Bond trading securities:
Corporate debt	-	-	(4)	(4)
RMBS	-	-	(38)	(38)
CMBS	183	(106)	(199)	(122)
CDO/ABS(b)	5,025	(310)	(1,565)	3,150

Total bond trading securities	5,208	(416)	(1,806)	2,986

Equity securities	67	(33)	2	36
Other invested assets	400	(33)	(334)	33

Total assets	$9,374	$(1,203)	$(3,887)	$4,284

Liabilities:
Policyholder contract deposits	$-	$(14)	$13	$(1)
Derivative liabilities, net	2	-	344	346
Other long-term debt(c)	-	-	136	136

Total liabilities	$2	$(14)	$493	$481

Six Months Ended June 30, 2011
Assets:
Bonds available for sale:
Obligations of states, municipalities and political subdivisions	$176	$-	$(2)	$174
Non-U.S. governments	1	(1)	-	-
Corporate debt	420	-	(148)	272
RMBS	4,624	(22)	(659)	3,943
CMBS	241	(20)	(149)	72
CDO/ABS	261	-	(1,098)	(837)

Total bonds available for sale	5,723	(43)	(2,056)	3,624

Bond trading securities:
Corporate debt	-	-	(9)	(9)
RMBS	103	-	(17)	86
CMBS	60	(54)	(82)	(76)
CDO/ABS	144	(126)	(108)	(90)

Total bond trading securities	307	(180)	(216)	(89)

Equity securities	-	(23)	(5)	(28)
Other invested assets	350	(158)	(703)	(511)

Total assets	$6,380	$(404)	$(2,980)	$2,996

Liabilities:
Policyholder contract deposits	$-	$(19)	$12	$(7)
Derivative liabilities, net	39	-	9	48
Other long-term debt(c)	-	-	256	256

Total liabilities	$39	$(19)	$277	$297

(a)
There were no issuances during the three- and six-month periods ended June 30, 2012 and 2011.

(b)
Includes securities with a fair value of approximately $5.0 billion purchased through the FRBNY's auction of Maiden Lane III LLC (ML III) assets. Subsequent to June 30, 2012 through July 31, 2012, AIG purchased additional securities with a fair value of approximately $2.1 billion in the additional auctions of ML III assets.

(c)
Includes GIAs, notes, bonds, loans and mortgages payable.

28            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Both observable and unobservable inputs may be used to determine the fair values of positions classified in Level 3 in the tables above. As a result, the unrealized gains (losses) on instruments held at June 30, 2012 and 2011 may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable inputs (e.g., changes in unobservable long-dated volatilities).

Transfers of Level 3 Assets and Liabilities

    AIG's policy is to record transfers of assets and liabilities into or out of Level 3 at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. As a result, the Net realized and unrealized gains (losses) included in income or other comprehensive income and as shown in the table above excludes $11 million of net losses and $47 million of net gains related to assets and liabilities transferred into Level 3 during the three- and six-month periods ended June 30, 2012, respectively, and includes $30 million and $57 million of net gains related to assets and liabilities transferred out of Level 3 during the three- and six-month periods ended June 30, 2012, respectively.

Transfers of Level 3 Assets

    During the three- and six-month periods ended June 30, 2012, transfers into Level 3 included certain residential mortgage-backed securities (RMBS), asset-backed securities (ABS), private placement corporate debt and certain private equity funds and hedge funds. Transfers into Level 3 for certain RMBS and certain ABS were related to decreased observations of market transactions and price information for those securities. The transfers into Level 3 of investments in certain other RMBS were due to a decrease in market transparency, downward credit migration and an overall increase in price disparity for certain individual security types. Transfers into Level 3 for private placement corporate debt and certain other ABS were primarily the result of limited market pricing information that required AIG to determine fair value for these securities based on inputs that are adjusted to better reflect AIG's own assumptions regarding the characteristics of a specific security or associated market liquidity. Certain private equity fund and hedge fund investments were transferred into Level 3 due to these investments being carried at fair value and no longer being accounted for using the equity method of accounting, consistent with the changes to AIG's influence over the respective investments. Other hedge fund investments were transferred into Level 3 as a result of limited market activity due to fund-imposed redemption restrictions.

    Assets are transferred out of Level 3 when circumstances change such that significant inputs can be corroborated with market observable data. This may be due to a significant increase in market activity for the asset, a specific event, one or more significant input(s) becoming observable or a long-term interest rate significant to a valuation becoming short-term and thus observable. In addition, transfers out of Level 3 also occur when investments are no longer carried at fair value as the result of a change in the applicable accounting methodology, given changes in the nature and extent of AIG's ownership interest. During the three- and six-month periods ended June 30, 2012, transfers out of Level 3 primarily related to certain RMBS, investments in private placement corporate debt and private equity funds and hedge funds. Transfers out of Level 3 for certain RMBS were based on consideration of the market liquidity as well as related transparency of pricing and associated observable inputs for these investments. Transfers out of Level 3 for private placement corporate debt were primarily the result of AIG using observable pricing information that reflects the fair value of those securities without the need for adjustment based on AIG's own assumptions regarding the characteristics of a specific security or the current liquidity in the market. The removal of fund-imposed redemption restrictions, as well as a fund investment no longer being carried at fair value, resulted in the transfer of hedge funds and private equity funds out of Level 3.

Transfers of Level 3 Liabilities

    As AIG presents carrying values of its derivative positions on a net basis in the table above, transfers into Level 3 liabilities for the three- and six-month periods ended June 30, 2012, primarily related to certain derivative assets transferred out of Level 3 because of the presence of observable inputs on certain forward commitments

AIG 2012 Form 10-Q            29

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

and options. During the three- and six-month periods ended June 30, 2012, certain notes payable were transferred out of Level 3 because input parameters for the pricing of these liabilities became more observable as a result of market movements and portfolio aging. There were no significant transfers of derivative liabilities out of Level 3 liabilities.

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

FAIR VALUE MEASUREMENTS ON A NON-RECURRING BASIS

    See Notes 2(c), (e), (f) and (g) to the Consolidated Financial Statements in the 2011 Annual Report for additional information about how AIG measures the fair value of certain assets on a non-recurring basis and how AIG tests various asset classes for impairment.

The following table presents assets measured at fair value on a non-recurring basis at the time of impairment and the related impairment charges recorded during the periods presented:

					Impairment Charges
	Assets at Fair Value
					Three Months Ended June 30,		Six Months Ended June 30,
	Non-Recurring Basis
(in millions)	Level 1	Level 2	Level 3	Total	2012	2011	2012	2011

June 30, 2012
Investment real estate	$-	$-	$331	$331	$-	$3	$-	$15
Other investments	-	-	1,582	1,582	83	239	176	345
Aircraft*	-	-	161	161	75	44	129	158
Other assets	-	-	18	18	-	-	8	-

Total	$-	$-	$2,092	$2,092	$158	$286	$313	$518

December 31, 2011
Investment real estate	$-	$-	$457	$457
Other investments	-	-	2,199	2,199
Aircraft	-	-	1,683	1,683
Other assets	-	-	4	4

Total	$-	$-	$4,343	$4,343

*
Aircraft impairment charges include fair value adjustments on aircraft where appropriate.

30            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 QUANTITATIVE INFORMATION ABOUT LEVEL 3 FAIR VALUE MEASUREMENTS

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for certain Level 3 instruments, and includes only those instruments for which information about the inputs is reasonably available to AIG, such as data from pricing vendors and from internal valuation models. Because input information with respect to certain Level 3 instruments may not be reasonably available to AIG, balances shown below may not equal total amounts reported for such Level 3 assets and liabilities:

(in millions)	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input(a)	Range (Weighted Average)(a)

Assets:
Corporate debt	$793	Discounted cash flow	Yield(b)	2.54% - 17.40% (7.43%)
Residential mortgage backed securities	10,219	Discounted cash flow	Constant prepayment rate(c)	0.00% - 10.57% (4.91%)
			Loss severity(c)	42.97% - 79.60% (61.29%)
			Constant default rate(c)	4.10% - 13.74% (8.92%)
			Yield(c)	4.92% - 11.98% (8.45%)
Certain CDO/ABS	2,053	Discounted cash flow	Constant prepayment rate(c)	0.00% - 47.15% (16.69%)
			Loss severity(c)	0.00% - 7.52% (0.69%)
			Constant default rate(c)	0.00% - 3.69% (0.29%)
			Yield(c)	1.93% - 6.01% (3.97%)
Commercial mortgage backed securities	2,932	Discounted cash flow	Yield(b)	0.00% - 23.66% (11.16%)
CDO/ABS – Direct
Investment book	1,508	Binomial Expansion	Recovery rate(b)	3% - 65% (32%)
		Technique (BET)	Diversity score(b)	5 - 48 (15)
			Weighted average life(b)	1.25 - 9.64 years (4.56 years)

Liabilities:
Policyholder contract deposits – GMWB	893	Discounted cash flow	Equity implied volatility(b)	6.0% - 40.0%
			Base lapse rates(b)	1.0% - 40.0%
			Dynamic lapse rates(b)	0.2% - 60.0%
			Mortality rates(b)	0.5% - 40.0%
			Utilization rates(b)	0.5%-25.0%
Derivative Liabilities – Credit contracts	1,787	BET	Recovery rates(b)	3% - 36% (16%)
			Diversity score(b)	7 - 31 (13)
			Weighted average life(b)	5.08 - 9.19 years (6.08 years)

(a)
The unobservable inputs and ranges for the constant prepayment rate, loss severity and constant default rate relate to each of the individual underlying mortgage loans that comprise the entire portfolio of securities in the RMBS and collateralized debt obligation (CDO) securitization vehicles and not necessarily to the securitization vehicle bonds (tranches) purchased by AIG. The ranges of these inputs do not directly correlate to changes in the fair values of the tranches purchased by AIG because there are other factors relevant to the specific tranches owned by AIG including, but not limited to, purchase price, position in the waterfall, senior versus subordinated position and attachment points.

(b)
Represents discount rates, estimates and assumptions that AIG believes would be used by market participants when valuing these assets and liabilities.

(c)
Information received from independent third-party valuation service providers.

AIG 2012 Form 10-Q            31

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    The ranges of reported inputs for Corporate debt, RMBS, CDO/ABS, and commercial mortgage-backed securities (CMBS) valued using a discounted cash flow technique consist of +/- one standard deviation in either direction from the value-weighted average. The preceding table does not give effect to AIG's risk management practices that might offset risks inherent in these investments.

Sensitivity to Changes in Unobservable Inputs

    AIG considers unobservable inputs to be those for which market data is not available and that are developed using the best information available to AIG about the assumptions that market participants would use when pricing the asset or liability. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The following is a general description of sensitivities of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply.

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

RMBS and Certain CDO/ABS

    The significant unobservable inputs used in fair value measurements of residential mortgage backed securities and certain CDO/ABS valued by third-party valuation service providers are constant prepayment rates (CPR), constant default rates (CDR), loss severity, and yield. A change in the assumptions used for the probability of default will generally be accompanied by a corresponding change in the assumption used for the loss severity and an inverse change in the assumption used for prepayment rates. In general, increases in yield, CPR, CDR, and loss severity, in isolation, would result in a decrease in the fair value measurement. Changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship between the directional change of each input is not usually linear.

CMBS

    The significant unobservable input used in fair value measurements for commercial mortgage backed securities is the yield. Prepayment assumptions for each mortgage pool are factored into the yield. CMBS generally feature a lower degree of prepayment risk than RMBS because commercial mortgages generally contain a penalty for prepayment. In general, increases in the yield would decrease the fair value of CMBS.

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

Policyholder contract deposits

    The significant unobservable inputs used for embedded derivatives in policyholder contract deposits measured at fair value, mainly guaranteed minimum withdrawal benefits (GMWB) for variable annuity products, are equity volatility, mortality rates, lapse rates and utilization rates. Mortality, lapse and utilization rates may vary significantly depending upon age groups and duration. In general, increases in volatilities and utilization rates will increase the fair value, while increases in lapse rates and mortality rates will decrease the fair value of the liability associated with the GMWB.

Derivative liabilities – credit contracts

    The significant unobservable inputs used for Derivatives liabilities — credit contracts are recovery rates, diversity scores, and the weighted average life of the portfolio. AIG non-performance risk is also considered in the measurement of the liability. See Note 6 to the Consolidated Financial Statements in the 2011 Annual Report for a discussion of AIG's accounting policies and procedures regarding incorporation of AIG's own credit risk in fair value measurements.

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

		June 30, 2012		December 31, 2011
(in millions)	Investment Category Includes	Fair Value Using Net Asset Value or its equivalent	Unfunded Commitments	Fair Value Using Net Asset Value or its equivalent	Unfunded Commitments

Investment Category
Private equity funds:
Leveraged buyout	Debt and/or equity investments made as part of a transaction in which assets of mature companies are acquired from the current shareholders, typically with the use of financial leverage	$3,281	$882	$3,185	$945
Non-U.S.	Investments that focus primarily on Asian and European based buyouts, expansion capital, special situations, turnarounds, venture capital, mezzanine and distressed opportunities strategies	177	46	165	57
Venture capital	Early-stage, high-potential, growth companies expected to generate a return through an eventual realization event, such as an initial public offering or sale of the company	315	34	316	39
Distressed	Securities of companies that are already in default, under bankruptcy protection, or troubled	185	37	182	42
Other	Real estate, energy, multi-strategy, mezzanine, and industry-focused strategies	367	140	252	98

Total private equity funds		4,325	1,139	4,100	1,181

Hedge funds:
Event-driven	Securities of companies undergoing material structural changes, including mergers, acquisitions and other reorganizations	901	2	774	2
Long-short	Securities that the manager believes are undervalued, with corresponding short positions to hedge market risk	1,043	-	927	-
Macro	Investments that take long and short positions in financial instruments based on a top-down view of certain economic and capital market conditions	178	-	173	-
Distressed	Securities of companies that are already in default, under bankruptcy protection or troubled	293	-	272	10
Other	Non-U.S. companies, futures and commodities, relative value, and multi-strategy and industry-focused strategies	577	-	627	-

Total hedge funds		2,992	2	2,773	12

Total		$7,317	$1,141	$6,873	$1,193

    Private equity fund investments included above are not redeemable, as distributions from the funds will be received when underlying investments of the funds are liquidated. Private equity funds are generally expected to have 10 year lives at their inception but these lives may be extended at the fund manager's discretion, typically in one or two year increments. At June 30, 2012, assuming average original expected lives of 10 years for the funds, 43 percent of the total fair value using net asset value or its equivalent above would have expected remaining lives of less than three years, 55 percent between three and seven years and 2 percent between seven and 10 years.

    At June 30, 2012, hedge fund investments included above are redeemable monthly (12 percent), quarterly (33 percent), semi-annually (26 percent) and annually (29 percent), with redemption notices ranging from one day to 180 days. More than 61 percent of these hedge fund investments require redemption notices of less than 90 days. Investments representing approximately 52 percent of the value of the hedge fund investments cannot be redeemed, either in whole or in part, because the investments include various restrictions. The majority of these

34            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

restrictions were put in place prior to 2009 and do not have stated end dates. The restrictions that have pre-defined end dates are generally expected to be lifted by the end of 2015. The partial restrictions relate to certain hedge funds that hold at least one investment that the fund manager deems to be illiquid.

FAIR VALUE OPTION

The following table presents the gains or losses recorded related to the eligible instruments for which AIG elected the fair value option:

	Gain (Loss) Three Months Ended June 30,		Gain (Loss) Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Assets:
Mortgage and other loans receivable	$9	$6	$31	$1
Bonds and equity securities	263	481	907	1,437
Trading – ML II interest	-	(176)	246	75
Trading – ML III interest	1,306	(667)	2,558	77
Retained interest in AIA	(493)	1,521	1,302	2,583
Short-term investments and other invested assets and Other assets	9	12	13	28

Liabilities:
Other long-term debt(a)	(218)	(451)	(664)	(556)
Other liabilities	26	(63)	(22)	(175)

Total gain(b)	$902	$663	$4,371	$3,470

(a)
Includes GIAs, notes, bonds, loans and mortgages payable.

(b)
Excludes discontinued operation gains or losses on instruments that were required to be carried at fair value in 2011. For instruments required to be carried at fair value, AIG recognized losses of $13 million and $105 million for the three months ended June 30, 2012 and 2011, respectively, and gains of $554 million and $921 million for the six months ended June 30, 2012 and 2011, respectively, that were primarily due to changes in the fair value of derivatives, trading securities and certain other invested assets for which the fair value option was not elected.

    See Note 2(a) to the Consolidated Financial Statements in the 2011 Annual Report for additional information about AIG's policies for recognition, measurement, and disclosure of interest and dividend income and interest expense.

    AIG recognized gains (losses) attributable to the observable effect of changes in credit spreads on AIG's own liabilities for which the fair value option was elected of $63 million of gain and $495 million of loss during the three- and six-month periods ended June 30, 2012, respectively, and $57 million and $16 million during the three-and six-month periods ended June 30, 2011, respectively. AIG calculates the effect of these credit spread changes using discounted cash flow techniques that incorporate current market interest rates, AIG's observable credit spreads on these liabilities and other factors that mitigate the risk of nonperformance such as cash collateral posted.

The following table presents the difference between fair values and the aggregate contractual principal amounts of mortgage and other loans receivable and long-term borrowings for which the fair value option was elected:

	June 30, 2012			December 31, 2011
(in millions)	Fair Value	Outstanding Principal Amount	Difference	Fair Value	Outstanding Principal Amount	Difference

Assets:
Mortgage and other loans receivable	$123	$140	$(17)	$107	$150	$(43)
Liabilities:
Other long-term debt*	$9,404	$6,992	$2,412	$10,766	$8,624	$2,142

*
Includes GIAs, notes, bonds, loans and mortgages payable.

    At June 30, 2012 and December 31, 2011, there were no significant mortgage or other loans receivable for which the fair value option was elected that were 90 days or more past due and in non-accrual status.

AIG 2012 Form 10-Q            35

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FAIR VALUE INFORMATION ABOUT FINANCIAL INSTRUMENTS NOT MEASURED AT FAIR VALUE

The following table presents the carrying value and estimated fair value of AIG's financial instruments not measured at fair value and indicates the level of the estimated fair value measurement based on the levels of the inputs used:

	Estimated Fair Value
					Carrying Value
(in millions)	Level 1	Level 2	Level 3	Total

June 30, 2012
Assets:
Mortgage and other loans receivable	$-	$542	$20,434	$20,976	$19,265
Other invested assets	-	601	3,037	3,638	4,889
Short-term investments	-	17,007	-	17,007	17,006
Cash	1,232	-	-	1,232	1,232
Liabilities:
Policyholder contract deposits associated with investment-type contracts	-	182	126,390	126,572	107,401
Other liabilities	-	-	3,438	3,438	3,442
Long-term debt	17,369	47,253	2,301	66,923	64,493

December 31, 2011
Assets:
Mortgage and other loans receivable				$20,494	$19,382
Other invested assets				3,390	4,701
Short-term investments				16,657	16,659
Cash				1,474	1,474
Liabilities:
Policyholder contract deposits associated with investment-type contracts				122,125	106,950
Other liabilities				896	896
Long-term debt				61,295	64,487

36            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 5. INVESTMENTS

SECURITIES AVAILABLE FOR SALE

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

June 30, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$3,665	$355	$(3)	$4,017	$-
Obligations of states, municipalities and political subdivisions	34,597	2,717	(60)	37,254	(24)
Non-U.S. governments	24,245	1,187	(51)	25,381	-
Corporate debt	133,688	13,577	(937)	146,328	109
Mortgage-backed, asset-backed and collateralized:
RMBS	32,453	1,920	(715)	33,658	179
CMBS	8,931	535	(675)	8,791	(167)
CDO/ABS	7,211	667	(293)	7,585	119

Total mortgage-backed, asset-backed and collateralized	48,595	3,122	(1,683)	50,034	131

Total bonds available for sale(b)	244,790	20,958	(2,734)	263,014	216

Equity securities available for sale:
Common stock	1,479	1,213	(41)	2,651	-
Preferred stock	146	39	-	185	-
Mutual funds	108	4	(1)	111	-

Total equity securities available for sale	1,733	1,256	(42)	2,947	-

Other invested assets carried at fair value(c)	5,161	1,854	(143)	6,872	-

Total	$251,684	$24,068	$(2,919)	$272,833	$216

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$5,661	$418	$(1)	$6,078	$-
Obligations of states, municipalities and political subdivisions	35,017	2,554	(73)	37,498	(28)
Non-U.S. governments	24,843	994	(102)	25,735	-
Corporate debt	134,699	11,844	(1,725)	144,818	115
Mortgage-backed, asset-backed and collateralized:
RMBS	34,780	1,387	(1,563)	34,604	(716)
CMBS	8,449	470	(973)	7,946	(276)
CDO/ABS	7,321	454	(473)	7,302	49

Total mortgage-backed, asset-backed and collateralized	50,550	2,311	(3,009)	49,852	(943)

Total bonds available for sale(b)	250,770	18,121	(4,910)	263,981	(856)

Equity securities available for sale:
Common stock	1,682	1,839	(100)	3,421	-
Preferred stock	83	60	-	143	-
Mutual funds	55	6	(1)	60	-

Total equity securities available for sale	1,820	1,905	(101)	3,624	-

Other invested assets carried at fair value(c)	5,155	1,611	(269)	6,497	-

Total	$257,745	$21,637	$(5,280)	$274,102	$(856)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At June 30, 2012 and December 31, 2011, bonds available for sale held by AIG that were below investment grade or not rated totaled $27.4 billion and $24.2 billion, respectively.

(c)
Represents private equity and hedge fund investments carried at fair value for which unrealized gains and losses are required to be recognized in other comprehensive income.

AIG 2012 Form 10-Q            37

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Securities Available for Sale in a Loss Position

The following table summarizes the fair value and gross unrealized losses on AIG's available for sale securities, aggregated by major investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
(in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

June 30, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$625	$3	$5	$-	$630	$3
Obligations of states, municipalities and political subdivisions	627	5	338	55	965	60
Non-U.S. governments	1,134	24	424	27	1,558	51
Corporate debt	8,487	307	5,901	630	14,388	937
RMBS	3,098	163	3,296	552	6,394	715
CMBS	1,083	60	1,963	615	3,046	675
CDO/ABS	311	9	1,822	284	2,133	293

Total bonds available for sale	15,365	571	13,749	2,163	29,114	2,734

Equity securities available for sale:
Common stock	274	38	11	3	285	41
Preferred stock	2	-	-	-	2	-
Mutual funds	24	-	2	1	26	1

Total equity securities available for sale	300	38	13	4	313	42

Total	$15,665	$609	$13,762	$2,167	$29,427	$2,776

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$142	$1	$-	$-	$142	$1
Obligations of states, municipalities and political subdivisions	174	1	669	72	843	73
Non-U.S. governments	3,992	67	424	35	4,416	102
Corporate debt	18,099	937	5,907	788	24,006	1,725
RMBS	10,624	714	4,148	849	14,772	1,563
CMBS	1,697	185	1,724	788	3,421	973
CDO/ABS	1,680	50	1,682	423	3,362	473

Total bonds available for sale	36,408	1,955	14,554	2,955	50,962	4,910

Equity securities available for sale:
Common stock	608	100	-	-	608	100
Preferred stock	6	-	-	-	6	-
Mutual funds	2	1	-	-	2	1

Total equity securities available for sale	616	101	-	-	616	101

Total	$37,024	$2,056	$14,554	$2,955	$51,578	$5,011

38            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    At June 30, 2012, AIG held 4,970 and 244 individual fixed maturity and equity securities, respectively, that were in an unrealized loss position, of which 1,957 individual fixed maturity securities were in a continuous unrealized loss position for longer than 12 months. AIG did not recognize the unrealized losses in earnings on these fixed maturity securities at June 30, 2012, because management neither intends to sell the securities nor does it believe that it is more likely than not that it will be required to sell these securities before recovery of their amortized cost basis. Furthermore, management expects to recover the entire amortized cost basis of these securities. In performing this evaluation, management considered the recovery periods for securities in previous periods of broad market declines. For fixed maturity securities with significant declines, management performed fundamental credit analysis on a security-by-security basis, which included consideration of credit enhancements, expected defaults on underlying collateral, review of relevant industry analyst reports and forecasts and other available market data.

Contractual Maturities of Securities Available for Sale

The following table presents the amortized cost and fair value of fixed maturity securities available for sale by contractual maturity:

	Total Fixed Maturity Available for Sale Securities		Fixed Maturity Securities in a Loss Position
June 30, 2012 (in millions)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$9,707	$9,868	$959	$947
Due after one year through five years	55,077	57,759	6,685	6,440
Due after five years through ten years	70,238	76,246	5,578	5,219
Due after ten years	61,173	69,107	5,370	4,935
Mortgage-backed, asset-backed and collateralized	48,595	50,034	13,256	11,573

Total	$244,790	$263,014	$31,848	$29,114

    Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

The following table presents the gross realized gains and gross realized losses from sales or redemptions of AIG's available for sale securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(in millions)	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses	Gross Realized Gains	Gross Realized Losses

Fixed maturities	$875	$23	$662	$38	$1,365	$39	$850	$93
Equity securities	14	1	43	6	465	4	148	8

Total	$889	$24	$705	$44	$1,830	$43	$998	$101

AIG 2012 Form 10-Q            39

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    For the three- and six-month periods ended June 30, 2012, the aggregate fair value of available for sale securities sold was $10.6 billion, $21.5 billion, respectively, which resulted in net realized capital gains of $0.9 billion and $1.8 billion, respectively. For the three- and six-month periods ended June 30, 2011, the aggregate fair value of available for sale securities sold was $12.6 billion and $24.1 billion, respectively, which resulted in net realized capital gains of $0.7 billion and $0.9 billion, respectively.

TRADING SECURITIES

The following table presents the fair value of AIG's trading securities:

	June 30, 2012		December 31, 2011
(in millions)	Fair Value	Percent of Total	Fair Value	Percent of Total

Fixed Maturities:
U.S. government and government sponsored entities	$7,592	25%	$7,504	31%
Non-U.S. governments	34	-	35	-
Corporate debt	1,060	3	816	3
State, territories and political subdivisions	236	1	257	1
Mortgage-backed, asset-backed and collateralized:
RMBS	1,448	5	1,648	7
CMBS	2,133	7	1,837	7
CDO/ABS and other collateralized*	10,271	33	5,282	22

Total mortgage-backed, asset-backed and collateralized	13,852	45	8,767	36
ML II	-	-	1,321	5
ML III	8,145	26	5,664	23

Total fixed maturities	30,919	100	24,364	99

Equity securities	103	-	125	1

Total	$31,022	100%	$24,489	100%

*
Includes securities with a fair value of approximately $5.0 billion purchased through the FRBNY's auction of ML III assets. Subsequent to June 30, 2012 and through July 31, 2012, AIG purchased additional securities with a fair value of approximately $2.1 billion in the additional auctions of ML III assets.

 MAIDEN LANE III

    From inception and prior to June 30, 2012, AIG valued its investment in ML III using a discounted cash flow methodology that (i) used the estimated future cash flows and the fair value of the ML III assets, (ii) allocated the estimated future cash flows according to the ML III waterfall, and (iii) determined the discount rate to be applied to AIG's interest in ML III by reference to the discount rate implied by the estimated value of ML III assets and the estimated future cash flows of AIG's interest in the capital structure. Estimated cash flows and discount rates used in the valuations were validated, to the extent possible, using market observable information for securities with similar asset pools, structure and terms. During the second quarter of 2012, the FRBNY sold an aggregate of approximately $27 billion face amount of certain assets of the ML III portfolio, and on June 14, 2012, the FRBNY announced its outstanding loan to ML III had been fully repaid with interest. As a result of these sales, AIG modified its methodology for estimating the fair value of its remaining interest in ML III at June 30, 2012 to incorporate the assumption of a current liquidation, which (i) uses the estimated fair value of the ML III assets and (ii) allocates the estimated asset fair value according to the ML III waterfall.

    In June and July 2012, AIG received payments of $77 million and $6.0 billion, respectively, which included AIG's original $5.0 billion equity interest in ML III and $1.1 billion in contractual and additional distributions.

40            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The FRBNY has continued to auction the remaining ML III assets and any additional proceeds from such sales will be allocated 67 percent to the FRBNY and 33 percent to AIG.

    AIG has participated as a purchaser in the FRBNY sales of ML III assets and may participate in future sales.

EVALUATING INVESTMENTS FOR OTHER-THAN-TEMPORARY IMPAIRMENTS

    For a discussion of AIG's policy for evaluating investments for other-than-temporary impairments, see Note 7 to the Consolidated Financial Statements in the 2011 Annual Report.

CREDIT IMPAIRMENTS

The following table presents a rollforward of the credit impairments recognized in earnings for available for sale fixed maturity securities held by AIG, and includes structured, corporate, municipal and sovereign fixed maturity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$6,464	$6,540	$6,504	$6,786
Increases due to:
Credit impairments on new securities subject to impairment losses	35	33	172	85
Additional credit impairments on previously impaired securities	69	85	376	235
Reductions due to:
Credit impaired securities fully disposed for which there was no prior intent or requirement to sell	(248)	(155)	(518)	(325)
Accretion on securities previously impaired due to credit*	(231)	(107)	(453)	(207)
Hybrid securities with embedded credit derivatives reclassified to Bond trading securities	-	-	-	(179)
Other	1	-	9	1

Balance, end of period	$6,090	$6,396	$6,090	$6,396

*
Represents accretion recognized due to changes in cash flows expected to be collected over the remaining expected term of the credit impaired securities as well as the accretion due to the passage of time.

Purchased Credit Impaired (PCI) Securities

    In the second quarter of 2011, AIG began purchasing certain RMBS securities that had experienced deterioration in credit quality since their issuance. Management determined, based on its expectations as to the timing and amount of cash flows expected to be received, that it was probable at acquisition that AIG would not collect all contractually required payments, including both principal and interest and considering the effects of prepayments, for these PCI securities. At acquisition, the timing and amount of the undiscounted future cash flows expected to be received on each PCI security was determined based on management's best estimate using key assumptions, such as interest rates, default rates and prepayment speeds. At acquisition, the difference between the undiscounted expected future cash flows of the PCI securities and the recorded investment in the securities represents the initial accretable yield, which is to be accreted into net investment income over their remaining lives on a level-yield basis. Additionally, the difference between the contractually required payments on the PCI securities and the undiscounted expected future cash flows represents the non-accretable difference at acquisition. Over time, based on actual payments received and changes in estimates of undiscounted expected future cash flows, the accretable yield and the non-accretable difference can change, as discussed further below.

AIG 2012 Form 10-Q            41

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    On a quarterly basis, the undiscounted expected future cash flows associated with PCI securities are re-evaluated based on updates to key assumptions. Changes to undiscounted expected future cash flows due solely to the changes in the contractual benchmark interest rates on variable rate PCI securities will change the accretable yield prospectively. Declines in undiscounted expected future cash flows due to further credit deterioration as well as changes in the expected timing of the cash flows can result in the recognition of an other-than-temporary impairment charge, as PCI securities are subject to AIG's policy for evaluating investments for other-than-temporary impairment. Significant increases in undiscounted expected future cash flows for reasons other than interest rate changes are recognized prospectively as adjustments to the accretable yield.

The following tables present information on AIG's PCI securities, which are included in bonds available for sale:

(in millions)	At Date of Acquisition

Contractually required payments (principal and interest)	$18,469
Cash flows expected to be collected*	14,304
Recorded investment in acquired securities	9,144

*
Represents undiscounted expected cash flows, including both principal and interest.

(in millions)	June 30, 2012	December 31, 2011

Outstanding principal balance	$ 12,519	$10,119
Amortized cost	7,978	7,006
Fair value	8,041	6,535

The following table presents activity for the accretable yield on PCI securities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Balance, beginning of period	$5,146	$-	$4,135	$-
Newly purchased PCI securities	196	2,416	1,418	2,416
Disposals	(121)	-	(168)	-
Accretion	(177)	(77)	(345)	(77)
Effect of changes in interest rate indices	(133)	(8)	(161)	(8)
Net reclassification (to) from non-accretable difference, including effects of prepayments	39	(23)	71	(23)

Balance, end of period	$4,950	$2,308	$4,950	$2,308

PLEDGED INVESTMENTS

Secured Financing and Similar Arrangements

    AIG enters into financing transactions, whereby certain securities are transferred to financial institutions in exchange for cash or other liquid collateral. Securities transferred by AIG under these financing transactions may be sold or repledged by the counterparties. As collateral for the securities transferred by AIG, counterparties transfer assets, such as cash or high quality fixed maturity securities. Collateral levels are monitored daily and are generally maintained at an agreed-upon percentage of the fair value of the transferred securities during the life of the transactions. Where AIG receives fixed maturity securities as collateral, AIG does not have the right to sell or repledge this collateral unless an event of default occurs by the counterparties. At the termination of the transactions, AIG and its counterparties are obligated to return the collateral provided and the securities transferred, respectively. These transactions are treated as secured financing arrangements by AIG.

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

    Under the secured financing transactions described above, securities available for sale with a fair value of $7.2 billion and $2.3 billion at June 30, 2012 and December 31, 2011, respectively, and trading securities with a fair value of $3.5 billion and $2.8 billion at June 30, 2012 and December 31, 2011, respectively, were pledged to counterparties.

    Prior to January 1, 2012, in the case of repurchase agreements where AIG did not obtain collateral sufficient to fund substantially all of the cost of purchasing identical replacement securities during the term of the contract (generally less than 90 percent of the security value), AIG accounted for the transaction as a sale of the security and reported the obligation to repurchase the security as a derivative contract. Effective January 1, 2012, the level of collateral received by the transferor in a repurchase agreement or similar arrangement is no longer relevant in determining whether the transaction should be accounted for as a sale. The fair value of securities transferred under repurchase agreements accounted for as sales was $259 million and $2.1 billion at June 30, 2012 and December 31, 2011, respectively.

    AIG also enters into agreements in which securities are purchased by AIG under agreements to resell (reverse repurchase agreements), which are accounted for as secured financing transactions and reported as short-term investments or other assets, depending on their terms. For these transactions, AIG takes possession of or obtains a security interest in the related securities, and AIG has the right to sell or repledge this collateral received. The fair value of securities collateral pledged to AIG was $6.9 billion and $6.8 billion at June 30, 2012 and December 31, 2011, respectively, of which $1.5 billion and $122 million was repledged by AIG.

Insurance – Statutory and Other Deposits

    Total carrying values of cash and securities deposited by AIG's insurance subsidiaries under requirements of regulatory authorities or other insurance-related arrangements, including certain annuity-related obligations and certain reinsurance agreements, were $8.9 billion and $9.8 billion at June 30, 2012 and December 31, 2011, respectively.

Other Pledges

    Certain AIG subsidiaries are members of Federal Home Loan Banks (FHLBs), and such membership requires the members to own stock in these FHLBs. AIG subsidiaries owned an aggregate of $83 million and $77 million of stock in FHLBs at June 30, 2012 and December 31, 2011, respectively. To the extent an AIG subsidiary borrows from the FHLB, its ownership interest in the stock of FHLBs will be pledged to the FHLB. In addition, AIG subsidiaries have pledged securities available for sale with a fair value of $93 million at June 30, 2012, associated with advances from the FHLBs.

    Certain GIAs have provisions that require collateral to be posted by AIG upon a downgrade of AIG's long-term debt ratings. The actual amount of collateral required to be posted to the counterparties in the event of such downgrades, and the aggregate amount of payments that AIG could be required to make, depends on market conditions, the fair value of outstanding affected transactions and other factors prevailing at and after the time of the downgrade. The fair value of securities pledged as collateral with respect to these obligations approximated $5.0 billion and $5.1 billion at June 30, 2012 and December 31, 2011, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

AIG 2012 Form 10-Q            43

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

6. LENDING ACTIVITIES

The following table presents the composition of Mortgage and other loans receivable:

(in millions)	June 30, 2012	December 31, 2011

Commercial mortgages*	$13,723	$13,554
Life insurance policy loans	2,979	3,049
Commercial loans, other loans and notes receivable	3,369	3,626

Total mortgage and other loans receivable	20,071	20,229
Allowance for losses	(684)	(740)

Mortgage and other loans receivable, net	$19,387	$19,489

*
Commercial mortgages primarily represent loans for office, retail and industrial properties, with exposures in California and New York representing the largest geographic concentrations (approximately 23 percent and 14 percent, respectively, at June 30, 2012 and December 31, 2011). Over 98 percent of the commercial mortgages were current as to payments of principal and interest at June 30, 2012 and December 31, 2011.

The following table presents the credit quality indicators for commercial mortgage loans:

June 30, 2012 (dollars in millions)	Number of Loans	Class							Percent of Total $
		Apartments	Offices	Retail	Industrial	Hotel	Others	Total

Credit Quality Indicator:
In good standing	1,010	$1,663	$4,896	$2,531	$1,819	$960	$1,356	$13,225	97%
Restructured(a)	8	50	206	7	9	-	21	293	2
90 days or less delinquent	4	-	16	-	-	-	3	19	-
>90 days delinquent or in process of foreclosure	15	-	61	-	40	-	85	186	1

Total(b)	1,037	$1,713	$5,179	$2,538	$1,868	$960	$1,465	$13,723	100%

Valuation allowance		$16	$117	$19	$58	$11	$41	$262	2%

(a)
Loans that have been modified in troubled debt restructurings and are performing according to their restructured terms. See discussion of troubled debt restructurings in Note 8 to the Consolidated Financial Statements in the 2011 Annual Report.

(b)
Does not reflect valuation allowances.

 ALLOWANCE FOR CREDIT LOSSES

    See Note 8 to the Consolidated Financial Statements in the 2011 Annual Report for a discussion of AIG's accounting policy for evaluating mortgage and other loans receivable for impairment.

Six Months Ended June 30,	2012			2011
(in millions)	Commercial Mortgages	Other Loans	Total	Commercial Mortgages	Other Loans	Total

Allowance, beginning of year	$305	$435	$740	$470	$408	$878
Loans charged off	(5)	(29)	(34)	(36)	(31)	(67)
Recoveries of loans previously charged off	4	-	4	35	-	35

Net charge-offs	(1)	(29)	(30)	(1)	(31)	(32)
Provision for loan losses	(42)	20	(22)	(6)	26	20
Other	-	(4)	(4)	(31)	-	(31)

Allowance, end of period	$262 *	$422	$684	$432 *	$403	$835

*
Of the total, $70 million and $112 million relates to individually assessed credit losses on $382 million and $610 million of commercial mortgage loans as of June 30, 2012 and 2011, respectively.

44            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    As of June 30, 2012, there were no significant loans held by AIG that had been modified in a troubled debt restructuring during 2012.

7. VARIABLE INTEREST ENTITIES

    AIG enters into various arrangements with variable interest entities (VIEs) in the normal course of business. AIG's involvement with VIEs is primarily through its insurance companies as a passive investor in debt securities (rated and unrated) and equity interests issued by VIEs. AIG's exposure is generally limited to those interests held. When AIG holds both an economic interest and the power to direct the most significant activities of the VIE, AIG is deemed to be the primary beneficiary and consolidates the VIE.

EXPOSURE TO LOSS

    AIG's total off-balance sheet exposure associated with VIEs, primarily consisting of commitments to real estate and investment funds, was $0.3 billion and $0.4 billion at June 30, 2012 and December 31, 2011, respectively.

The following table presents AIG's total assets, total liabilities and off-balance sheet exposure associated with its variable interests in consolidated VIEs:

	VIE Assets(a)			VIE Liabilities		Off-Balance Sheet Exposure
(in billions)	June 30, 2012		December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

AIA/ALICO SPVs	$1.7	(b)	$14.2	$0.1	$0.1	$ -	$ -
Real estate and investment funds	1.4		1.5	0.4	0.4	0.1	0.1
Commercial paper conduit	0.2		0.5	-	0.2	-	-
Affordable housing partnerships	2.4		2.5	0.2	0.1	-	-
Other	4.7		4.1	1.2	1.8	-	-

Total	$10.4		$22.8	$1.9	$2.6	$ 0.1	$ 0.1

(a)
The assets of each VIE can be used only to settle specific obligations of that VIE.

(b)
Decrease primarily due to the retirement of the AIA SPV Preferred Interests, held by the Department of Treasury. As a result, the AIA SPV no longer qualified as a VIE. Assets include $1.6 billion of cash held in escrow. See Note 9(D) herein for further discussion of the escrow arrangement.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents total assets of unconsolidated VIEs in which AIG holds a variable interest, as well as AIG's maximum exposure to loss associated with these VIEs:

		Maximum Exposure to Loss
(in billions)	Total VIE Assets	On-Balance Sheet	Off-Balance Sheet	Total

June 30, 2012
Real estate and investment funds	$16.4	$1.9	$0.2	$2.1
Affordable housing partnerships	0.5	0.5	-	0.5
Maiden Lane III interest	13.4	8.2	-	8.2
Other	1.0	0.1	-	0.1

Total	$31.3	$10.7	$0.2	$10.9

December 31, 2011
Real estate and investment funds	$18.3	$2.1	$0.3	$2.4
Affordable housing partnerships	0.6	0.6	-	0.6
Maiden Lane II and III interests	27.1	7.0	-	7.0
Other	1.5	-	-	-

Total	$47.5	$9.7	$0.3	$10.0

BALANCE SHEET CLASSIFICATION

AIG's interests in the assets and liabilities of consolidated and unconsolidated VIEs were classified in the Consolidated Balance Sheet as follows:

	Consolidated VIEs		Unconsolidated VIEs
(in billions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Assets:
Available for sale securities	$0.4	$0.4	$-	$-
Trading securities	1.0	1.3	8.3	7.1
Mortgage and other loans receivable	0.5	0.5	-	-
Other invested assets*	4.6	17.2	2.4	2.6
Other asset accounts	3.9	3.4	-	-

Total	$10.4	$22.8	$10.7	$9.7

Liabilities:
Other long-term debt	$1.0	$1.7	$-	$-
Other liability accounts	0.9	0.9	-	-

Total	$1.9	$2.6	$-	$-

*
Decrease primarily due to the retirement of the AIA SPV Preferred Interests. See Note 1 herein for further discussion.

    For information on RMBS, CMBS, and other ABS, see Notes 4 and 5 herein. For additional information on ABS and VIEs, see Notes 6, 7, and 11 to the Consolidated Financial Statements in the 2011 Annual Report.

8. DERIVATIVES AND HEDGE ACCOUNTING

    AIG uses derivatives and other financial instruments as part of its financial risk management programs and as part of its investment operations. AIGFP had also transacted in derivatives as a dealer and had acted as an intermediary between the relevant AIG subsidiary and the counterparty. AIG Markets has largely replaced AIGFP in acting as an intermediary between AIG subsidiaries and the external counterparties. Global Capital Markets, included in AIG's Other operations, consists of the operations of AIG Markets and the remaining derivatives portfolio of AIGFP.

46            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the notional amounts and fair values of AIG's derivative instruments:

	June 30, 2012				December 31, 2011
	Gross Derivative Assets		Gross Derivative Liabilities		Gross Derivative Assets		Gross Derivative Liabilities
(in millions)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)	Notional Amount	Fair Value(a)

Derivatives designated as hedging instruments:
Interest rate contracts(b)	$-	$-	$409	$29	$-	$-	$481	$38
Foreign exchange contracts	-	-	-	-	-	-	180	1
Derivatives not designated as hedging instruments:
Interest rate contracts(b)	72,634	7,667	69,122	6,879	72,660	8,286	73,248	6,870
Foreign exchange contracts	2,469	53	6,328	171	3,278	145	3,399	178
Equity contracts(c)	5,581	261	21,632	1,434	4,748	263	18,911	1,126
Commodity contracts	671	183	635	185	691	136	861	146
Credit contracts	310	64	20,842	2,656	407	89	25,857	3,366
Other contracts(d)	21,835	232	2,033	287	24,305	741	2,125	372

Total derivatives not designated as hedging instruments	103,500	8,460	120,592	11,612	106,089	9,660	124,401	12,058

Total derivatives	$103,500	$8,460	$121,001	$11,641	$106,089	$9,660	$125,062	$12,097

(a)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(b)
Includes cross currency swaps.

(c)
Notional amount of derivative liabilities and fair values of derivative liabilities include $20.9 billion and $1.2 billion, respectively, at June 30, 2012, and $18.3 billion and $0.9 billion, respectively, at December 31, 2011, related to bifurcated embedded derivatives. A bifurcated embedded derivative is generally presented with the host contract in the Consolidated Balance Sheet.

(d)
Consist primarily of contracts with multiple underlying exposures.

The following table presents the fair values of derivative assets and liabilities in the Consolidated Balance Sheet:

	June 30, 2012				December 31, 2011
	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
(in millions)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value

Global Capital Markets derivatives	$91,350	$7,396	$93,518	$9,300	$94,036	$8,472	$98,442	$10,021
All other derivatives(a)	12,150	1,064	27,483	2,341	12,053	1,188	26,620	2,076

Total derivatives, gross	$103,500	8,460	$121,001	11,641	$106,089	9,660	$125,062	12,097

Counterparty netting(b)		(3,716)		(3,716)		(3,660)		(3,660)
Cash collateral(c)		(991)		(2,599)		(1,501)		(2,786)

Total derivatives, net		3,753		5,326		4,499		5,651

Less: Bifurcated embedded derivatives		-		1,188		-		918

Total derivatives on consolidated balance sheet		$3,753		$4,138		$4,499		$4,733

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

    Collateral posted by AIG to third parties for derivative transactions was $5.0 billion and $4.7 billion at June 30, 2012 and December 31, 2011, respectively. This collateral can generally be repledged or resold by the counterparties. Collateral obtained by AIG from third parties for derivative transactions was $1.1 billion and $1.6 billion at June 30, 2012 and December 31, 2011, respectively. This collateral can generally be repledged or resold by AIG.

HEDGE ACCOUNTING

    AIG designated certain derivatives entered into by Global Capital Markets with third parties as cash flow hedges of certain debt issued by ILFC and designated certain derivatives entered into by AIG's insurance subsidiaries with third parties as fair value hedges of available-for-sale investment securities held by such subsidiaries. The fair value hedges include foreign currency forwards designated as hedges of the change in fair value of foreign currency denominated available-for-sale securities attributable to changes in foreign exchange rates. With respect to the cash flow hedges, interest rate swaps were designated as hedges of the changes in cash flows on floating rate debt attributable to changes in the benchmark interest rate.

    AIG uses foreign currency denominated debt as hedging instruments in net investment hedge relationships to mitigate the foreign exchange risk associated with AIG's non-U.S. dollar functional currency foreign subsidiaries. AIG assesses the hedge effectiveness and measures the amount of ineffectiveness for these hedge relationships based on changes in spot exchange rates. For the three- and six-month periods ended June 30, 2012, AIG recognized gains of $147 million and $56 million, respectively, and for the three- and six-month periods ended June 30, 2011, AIG recognized losses of $11 million and $35 million, respectively, included in Foreign currency translation adjustment in Accumulated other comprehensive income related to the net investment hedge relationships.

    A qualitative methodology is utilized to assess hedge effectiveness for net investment hedges, while regression analysis is employed for all other hedges.

The following table presents the effect of AIG's derivative instruments in fair value hedging relationships in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Interest rate contracts(a):
Gain (loss) recognized in earnings on derivatives	$-	$4	$(2)	$(3)
Gain recognized in earnings on hedged items(b)	48	40	80	88
Gain (loss) recognized in earnings for ineffective portion and amount excluded from effectiveness testing	-	-	-	(1)

(a)
Gains and losses recognized in earnings for the ineffective portion and amounts excluded from effectiveness testing are recorded in Net realized capital gains (losses). Includes immaterial amounts related to foreign exchange contracts.

(b)
Includes $49 million and $44 million, for the three-month periods ended June 30, 2012 and 2011, respectively, and $79 million and $86 million, for the six-month periods ended June 30, 2012 and 2011, respectively, representing the amortization of debt basis adjustment following the discontinuation of hedge accounting recorded in Other income and Net realized capital gains (losses).

48            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the effect of AIG's derivative instruments in cash flow hedging relationships in the Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Interest rate contracts(a):
Loss recognized in OCI on derivatives	$-	$(3)	$(1)	$(3)
Loss reclassified from Accumulated OCI into earnings(b)	(4)	(16)	(9)	(34)

(a)
Gains and losses reclassified from Accumulated other comprehensive income are recorded in Other income. Gains or losses recognized in earnings on derivatives for the ineffective portion are recorded in Net realized capital gains (losses).

(b)
The effective portion of the change in fair value of a derivative qualifying as a cash flow hedge is recorded in Accumulated other comprehensive income until earnings are affected by the variability of cash flows in the hedged item. At June 30, 2012, $16 million of the deferred net loss in Accumulated other comprehensive income is expected to be recognized in earnings during the next 12 months.

 DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

The following table presents the effect of AIG's derivative instruments not designated as hedging instruments in the Consolidated Statement of Operations:

	Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

By Derivative Type:
Interest rate contracts(a)	$598	$21	$12	$(253)
Foreign exchange contracts	21	(24)	90	(4)
Equity contracts(b)	(207)	67	(395)	(37)
Commodity contracts	(1)	2	(2)	7
Credit contracts	63	(46)	214	301
Other contracts	(81)	18	(52)	-

Total	$393	$38	$(133)	$14

By Classification:
Premiums	$37	$26	$73	$51
Net investment income	-	2	1	4
Net realized capital gains (losses)	(423)	231	(660)	176
Other income (losses)	779	(221)	453	(217)

Total	$393	$38	$(133)	$14

(a)
Includes cross currency swaps.

(b)
Includes embedded derivative losses of $368 million and $5 million for the three-month periods ended June 30, 2012 and 2011, respectively, and embedded derivatives gains (losses) of $(193) million and $102 million, for the six-month periods ended June 30, 2012 and 2011, respectively.

 GLOBAL CAPITAL MARKETS DERIVATIVES

    Global Capital Markets enters into derivatives to mitigate market risk in its exposures (interest rates, currencies, commodities, credit and equities) arising from its transactions. In most cases, Global Capital Markets does not hedge its exposures related to the credit default swaps it has written.

AIG 2012 Form 10-Q            49

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    Global Capital Markets follows a policy of minimizing interest rate, currency, commodity, and equity risks associated with investment securities by entering into offsetting positions, thereby offsetting a significant portion of the unrealized appreciation and depreciation. In addition, at June 30, 2012, Global Capital Markets has entered into credit derivative transactions with respect to $130 million of securities to economically hedge its credit risk.

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2012(a)	December 31, 2011(a)	June 30, 2012(b)(c)	December 31, 2011(b)(c)
(in millions)					2012(c)	2011(c)	2012(c)	2011(c)

Regulatory Capital:
Corporate loans	$1,148	$1,830	$-	$-	$-	$-	$-	$-
Prime residential mortgages	648	3,653	-	-	-	-	-	6
Other	754	887	6	9	(3)	1	3	10

Total	2,550	6,370	6	9	(3)	1	3	16

Arbitrage:
Multi-sector CDOs(d)	4,602	5,476	2,386	3,077	68	(90)	194	183
Corporate debt/CLOs(e)	11,630	11,784	116	127	(6)	7	11	44

Total	16,232	17,260	2,502	3,204	62	(83)	205	227

Mezzanine tranches	985	989	21	10	(2)	(12)	(11)	(14)

Total	$19,767	$24,619	$2,529	$3,223	$57	$(94)	$197	$229

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

(c)
Includes credit valuation adjustment gains (losses) of $2 million and $8 million in the three-month periods ended June 30, 2012 and 2011, respectively, and $(24) million and $2 million in the six-month periods ended June 30, 2012 and 2011, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the six-month period ended June 30, 2012, a super senior CDS transaction with a net notional amount of $470 million was terminated at approximately its fair value at the time of termination. As a result, a $416 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the six-month period ended June 30, 2012, $81 million was paid to counterparties with respect to multi-sector CDOs. Upon payment, an $81 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $3.9 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2012 and December 31, 2011, respectively.

(e)
Corporate debt/CLOs include $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both June 30, 2012 and December 31, 2011.

    The expected weighted average maturity of the super senior credit derivative portfolios as of June 30, 2012 was 0.2 years for the regulatory capital corporate loan portfolio, 0.6 years for the regulatory capital prime residential mortgage portfolio, 3.3 years for the regulatory capital other portfolio, 6.1 years for the multi-sector CDO arbitrage portfolio and 3.7 years for the corporate debt/CLO portfolio.

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

Written Single Name Credit Default Swaps

    Credit default swap contracts referencing single-name exposures written on corporate, index and asset-backed credits have also been entered into with the intention of earning spread income on credit exposure. Some of these transactions were entered into as part of a long-short strategy to earn the net spread between CDS written and purchased. At June 30, 2012, the net notional amount of these written CDS contracts was $1.3 billion, including ABS CDS transactions purchased from a liquidated multi-sector super senior CDS transaction. These exposures have been partially hedged by purchasing offsetting CDS contracts of $66 million in net notional amount. The net unhedged position of $1.2 billion represents the maximum exposure to loss on these CDS contracts. The average maturity of the written CDS contracts is 6.3 years. At June 30, 2012, the fair value of derivative liability (which represents the carrying value) of the portfolio of CDS was $85 million.

    Upon a triggering event (e.g., a default) with respect to the underlying credit, the option would normally exist to either settle the position through an auction process (cash settlement) or pay the notional amount of the contract to the counterparty in exchange for a bond issued by the underlying credit obligor (physical settlement).

    These CDS contracts were written under ISDA Master Agreements. The majority of these ISDA Master Agreements include CSAs that provide for collateral postings at various ratings and threshold levels. At June 30, 2012, collateral posted by AIG under these contracts was $99 million prior to offsets for other transactions.

ALL OTHER DERIVATIVES

    AIG's businesses other than Global Capital Markets also use derivatives and other instruments as part of their financial risk management. Interest rate derivatives (such as interest rate swaps) are used to manage interest rate risk associated with embedded derivatives contained in insurance contract liabilities, fixed maturity securities, outstanding medium- and long-term notes as well as other interest rate sensitive assets and liabilities. Foreign exchange derivatives (principally foreign exchange forwards and options) are used to economically mitigate risk associated with non-U.S. dollar denominated debt, net capital exposures, and foreign currency transactions. Equity derivatives are used to mitigate financial risk embedded in certain insurance liabilities. The derivatives are effective economic hedges of the exposures that they are meant to offset.

    In addition to hedging activities, AIG also enters into derivative instruments with respect to investment operations, which include, among other things, credit default swaps and purchasing investments with embedded derivatives, such as equity-linked notes and convertible bonds.

CREDIT RISK-RELATED CONTINGENT FEATURES

    The aggregate fair value of AIG's derivative instruments that contain credit risk-related contingent features that were in a net liability position at June 30, 2012, was approximately $3.8 billion. The aggregate fair value of assets posted as collateral under these contracts at June 30, 2012, was $4.1 billion.

    AIG estimates that at June 30, 2012, based on AIG's outstanding financial derivative transactions a one-notch downgrade of AIG's long-term senior debt ratings to BBB+ by Standard & Poor's Financial Services LLC, a

AIG 2012 Form 10-Q            51

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

subsidiary of The McGraw-Hill Companies, Inc. (S&P), would permit counterparties to make additional collateral calls and permit the counterparties to elect early termination of contracts, resulting in a negligible amount of corresponding collateral postings and termination payments; a one-notch downgrade to Baa2 by Moody's Investors' Services, Inc. (Moody's) and an additional one-notch downgrade to BBB by S&P would result in approximately $120 million in additional collateral postings and termination payments and a further one-notch downgrade to Baa3 by Moody's and BBB- by S&P would result in approximately $230 million in additional collateral postings and termination payments. Additional collateral postings upon downgrade are estimated based on the factors in the individual collateral posting provisions of the CSA with each counterparty and current exposure as of June 30, 2012. Factors considered in estimating the termination payments upon downgrade include current market conditions, the complexity of the derivative transactions, historical termination experience and other observable market events such as bankruptcy and downgrade events that have occurred at other companies. Management's estimates are also based on the assumption that counterparties will terminate based on their net exposure to AIG. The actual termination payments could significantly differ from management's estimates given market conditions at the time of downgrade and the level of uncertainty in estimating both the number of counterparties who may elect to exercise their right to terminate and the payment that may be triggered in connection with any such exercise.

HYBRID SECURITIES WITH EMBEDDED CREDIT DERIVATIVES

    AIG invests in hybrid securities (such as credit-linked notes) with the intent of generating income, and not specifically to acquire exposure to embedded derivative risk. Similar to AIG's other investments in RMBS, CMBS, CDOs and ABS, AIG's investments in these hybrid securities are exposed to losses only up to the amount of AIG's initial investment in the hybrid security. Other than AIG's initial investment in the hybrid securities, AIG has no further obligation to make payments on the embedded credit derivatives in the related hybrid securities.

    AIG elects to account for its investments in these hybrid securities with embedded written credit derivatives at fair value, with changes in fair value recognized in Net investment income and Other income. AIG's investments in these hybrid securities are reported as Bond trading securities in the Consolidated Balance Sheet. The fair value of these hybrid securities was $5 billion at June 30, 2012. These securities have a current par amount of $10 billion and have remaining stated maturity dates that extend to 2052.

9. COMMITMENTS, CONTINGENCIES AND GUARANTEES

    In the normal course of business, various commitments and contingent liabilities are entered into by AIG and certain of its subsidiaries. In addition, AIG guarantees various obligations of certain subsidiaries.

    AIG recorded an increase in its estimated litigation liability of approximately $719 million during the second quarter of 2012 based on developments in several actions.

    Although AIG cannot currently quantify its ultimate liability for unresolved litigation and investigation matters, including those referred to below, it is possible that such liability could have a material adverse effect on AIG's consolidated financial condition or its consolidated results of operations or consolidated cash flows for an individual reporting period.

(A) LITIGATION, INVESTIGATIONS AND REGULATORY MATTERS

    Overview.    In addition to the matters described in the 2011 Annual Report, the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the First Quarter Form 10-Q) and those described below, AIG and its subsidiaries, in common with the insurance and financial services industries in general, are subject to litigation, including claims for punitive damages, in the normal course of their business. In AIG's insurance operations (including UGC), litigation arising from claims settlement activities is generally considered in

52            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the establishment of AIG's liability for unpaid claims and claims adjustment expense. However, the potential for increasing jury awards and settlements makes it difficult to assess the ultimate outcome of such litigation. AIG is also subject to derivative, class action and other claims asserted by its shareholders and others alleging, among other things, breach of fiduciary duties by its directors and officers and violations of insurance laws and regulations, as well as federal and state securities laws. In the case of any derivative action brought on behalf of AIG, any recovery would accrue to the benefit of AIG.

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

    Consolidated 2008 Securities Litigation.    Between May 21, 2008 and January 15, 2009, eight purported securities class action complaints were filed against AIG and certain directors and officers of AIG and AIGFP, AIG's outside auditors, and the underwriters of various securities offerings in the United States District Court for the Southern District of New York (the Southern District of New York), alleging claims under the Securities Exchange Act of 1934, as amended (the Exchange Act), or claims under the Securities Act of 1933, as amended (the Securities Act). On March 20, 2009, the Court consolidated all eight of the purported securities class actions as In re American International Group, Inc. 2008 Securities Litigation (the Consolidated 2008 Securities Litigation). Subsequently, on November 18, 2011, January 20, 2012 and June 11, 2012, three separate, though similar, securities actions were brought against AIG and certain directors and officers of AIG and AIGFP by the Kuwait Investment Office, various Oppenheimer Funds, and eight foreign funds and investment entities led by the British Coal Staff Superannuation Scheme, respectively.

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

    AIG has accrued its estimate of probable loss with respect to this litigation.

AIG 2012 Form 10-Q            53

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

    As of August 2, 2012, the actions initiated by the Kuwait Investment Office, various Oppenheimer Funds and eight foreign funds and investment entities led by the British Coal Staff Superannuation Scheme are in their early stages, no discussions concerning potential damages have occurred and the plaintiffs have not formally specified an amount of alleged damages in their respective actions. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from these litigations.

    ERISA Actions — Southern District of New York.    Between June 25, 2008, and November 25, 2008, AIG, certain directors and officers of AIG, and members of AIG's Retirement Board and Investment Committee were named as defendants in eight purported class action complaints asserting claims on behalf of participants in certain pension plans sponsored by AIG or its subsidiaries. The Court subsequently consolidated these eight actions as In re American International Group, Inc. ERISA Litigation II. On June 26, 2009, lead plaintiffs' counsel filed a consolidated amended complaint. The action purports to be brought as a class action under the Employee Retirement Income Security Act of 1974, as amended (ERISA), on behalf of all participants in or beneficiaries of certain benefit plans of AIG and its subsidiaries that offered shares of AIG Common Stock. In the consolidated amended complaint, plaintiffs allege, among other things, that the defendants breached their fiduciary responsibilities to plan participants and their beneficiaries under ERISA, by continuing to offer the AIG Stock Fund as an investment option in the plans after it allegedly became imprudent to do so. The alleged ERISA violations relate to, among other things, the defendants' purported failure to monitor and/or disclose certain matters, including the Subprime Exposure Issues.

    As of August 2, 2012, plaintiffs have not formally specified an amount of alleged damages, discovery is ongoing, and the Court has not determined if a class action is appropriate or the size or scope of any class. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

    Consolidated 2007 Derivative Litigation.    On November 20, 2007 and August 6, 2008, purported shareholder derivative actions were filed in the Southern District of New York naming as defendants directors and officers of AIG and its subsidiaries and asserting claims on behalf of nominal defendant AIG. The actions have been consolidated as In re American International Group, Inc. 2007 Derivative Litigation (the Consolidated 2007 Derivative Litigation). On June 3, 2009, lead plaintiff filed a consolidated amended complaint naming additional directors and officers of AIG and its subsidiaries as defendants. As amended, the factual allegations include the Subprime Exposure Issues and AIG and AIGFP employee retention payments and related compensation issues. The claims asserted on behalf of nominal defendant AIG include breach of fiduciary duty, waste of corporate assets, unjust enrichment, contribution and violations of Sections 10(b) and 20(a) of the Exchange Act. On March 30, 2010, the Court dismissed the action due to plaintiff's failure to make a pre-suit demand on AIG's Board of Directors (the Board). On March 17, 2011, the United States Court of Appeals for the Second Circuit (the Second Circuit) affirmed the Southern District of New York's dismissal of the Consolidated 2007 Derivative Litigation due to plaintiff's failure to make a pre-suit demand.

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

  •
  Superior Court for the State of California, Los Angeles County.    On November 20, 2009, a purported shareholder derivative complaint was filed in the Superior Court for the State of California, Los Angeles County, naming as defendants certain directors and officers of AIG and its subsidiaries. On June 27, 2012, plaintiff filed a request to dismiss the action without prejudice. On July 5, 2012, the requested dismissal was entered by the court.

    Canadian Securities Class Action — Ontario Superior Court of Justice.    On November 12, 2008, an application was filed in the Ontario Superior Court of Justice for leave to bring a purported class action against AIG, AIGFP, certain directors and officers of AIG and Joseph Cassano, the former Chief Executive Officer of AIGFP, pursuant to the Ontario Securities Act. If the Court grants the application, a class plaintiff will be permitted to file a statement of claim against defendants. The proposed statement of claim would assert a class period of March 16, 2006 through September 16, 2008 and would allege that during this period defendants made false and misleading statements and omissions in quarterly and annual reports and during oral presentations in violation of the Ontario Securities Act.

    On April 17, 2009, defendants filed a motion record in support of their motion to stay or dismiss for lack of jurisdiction and forum non conveniens. On July 12, 2010, the Court adjourned a hearing on the motion pending a decision by the Supreme Court of Canada in a pair of actions captioned Club Resorts Ltd. v. Van Breda 2012 SCC 17 (Van Breda). On April 18, 2012, the Supreme Court of Canada clarified the standard for determining jurisdiction over foreign and out-of-province defendants, such as AIG, by holding that a defendant must have some form of "actual," as opposed to a merely "virtual," presence in order to be deemed to be "doing business" in the jurisdiction. The Supreme Court of Canada also suggested that in future cases, defendants may contest jurisdiction even when they are found to be doing business in a Canadian jurisdiction if their business activities in the jurisdiction are unrelated to the subject matter of the litigation. The matter has been stayed pending further developments in the Consolidated 2008 Securities Litigation.

    In plaintiff's proposed statement of claim, plaintiff alleged general and special damages of $500 million and punitive damages of $50 million plus prejudgment interest or such other sums as the Court finds appropriate. As of August 2, 2012 the Court has not determined whether it has jurisdiction or granted plaintiff's application to file a statement of claim, no merits discovery has occurred and the action has been stayed. As a result, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Starr International Litigation

    On November 21, 2011, Starr International Company, Inc. (SICO) filed a complaint against the United States in the United States Court of Federal Claims, bringing claims, both individually and on behalf of all others similarly situated and derivatively on behalf of AIG (the Starr Treasury Action). The complaint challenges the government's assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the United States received an approximately 80 percent ownership in AIG. The complaint alleges that the interest rate imposed on AIG and the appropriation of approximately 80 percent of AIG's equity was discriminatory, unprecedented, and inconsistent with liquidity assistance offered by the government to other comparable firms at the time and violated the Equal Protection, Due Process, and Takings Clauses of the U.S. Constitution.

    On November 21, 2011, SICO also filed a second complaint in the Southern District of New York against the FRBNY bringing claims, both individually and on behalf of all others similarly situated and derivatively on behalf of AIG. This complaint also challenges the government's assistance of AIG, pursuant to which AIG entered into the FRBNY Credit Facility and the United States received an approximately 80 percent ownership in AIG. The

AIG 2012 Form 10-Q            55

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

complaint alleges that the FRBNY owed fiduciary duties to AIG as a controlling shareholder of AIG, and that the FRBNY breached these fiduciary duties by "divert[ing] the rights and assets of AIG and its shareholders to itself and favored third parties" through transactions involving ML III, an entity controlled by the FRBNY, and by "participating in, and causing AIG's officers and directors to participate in, the evasion of AIG's existing Common Stock shareholders' right to approve the massive issuance of the new Common Shares required to complete the government's taking of a nearly 80 percent interest in the Common Stock of AIG." SICO also alleges that the "FRBNY has asserted that in exercising its control over, and acting on behalf of, AIG it did not act in an official, governmental capacity or at the direction of the United States," but that "[t]o the extent the proof at or prior to trial shows that the FRBNY did in fact act in a governmental capacity, or at the direction of the United States, the improper conduct . . . constitutes the discriminatory takings of the property and property rights of AIG without due process or just compensation."

    On January 31, 2012 and February 1, 2012, amended complaints were filed in the Court of Federal Claims and the Southern District of New York, respectively. On March 1, 2012, the United States filed a motion to dismiss the amended complaint in the Court of Federal Claims. On April 2, 2012, the FRBNY filed its motion to dismiss the amended complaint in the Southern District of New York. On July 2, 2012, the Court of Federal Claims issued an opinion largely denying the United States' motion to dismiss and allowing most of SICO's claims to proceed. The United States filed an answer on July 30, 2012. AIG's response or answer to SICO's amended complaint in the Court of Federal Claims is currently due on August 20, 2012.

    In both of the actions commenced by SICO, the only claims naming AIG as a party are derivative claims on behalf of AIG. The United States has alleged, as an affirmative defense in its answer, that AIG is obligated to indemnify the FRBNY and its representatives, including the Federal Reserve Board of Governors and the United States (as the FRBNY's principal), for any recovery in the Court of Federal Claims action, and seeks a contingent offset or recoupment for the value of net operating loss benefits the United States alleges that AIG received as a result of the government's assistance to AIG. The FRBNY has also requested indemnification under the FRBNY Credit Facility from AIG in connection with the action against it and AIG is discussing the request and its scope with the FRBNY.

Other Litigation Related to AIGFP

    On September 30, 2009, Brookfield Asset Management, Inc. and Brysons International, Ltd. (together, Brookfield) filed a complaint against AIG and AIGFP in the Southern District of New York. Brookfield seeks a declaration that a 1990 interest rate swap agreement between Brookfield and AIGFP (guaranteed by AIG) terminated upon the occurrence of certain alleged events that Brookfield contends constituted defaults under the swap agreement's standard "bankruptcy" default provision. Brookfield claims that it is excused from all future payment obligations under the swap agreement on the basis of the purported termination. At June 30, 2012, the estimated present value of expected future cash flows discounted at LIBOR was $1.5 billion, which represents AIG's maximum contractual loss from the alleged termination of the contract. It is AIG's position that no termination event has occurred and that the swap agreement remains in effect. A determination that a termination event has occurred could result in AIG losing its entitlement to all future payments under the swap agreement and result in a loss to AIG of the full value at which AIG is carrying the swap agreement.

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

    On January 26, 2012, AIG Respondents and Claimants reached a binding agreement to terminate the arbitration proceedings and to dismiss all claims between the parties without any admission of liability by any of the parties. Pursuant to the agreement, if the parties did not reach a consensual resolution of all claims, the mediator would hold informal hearings and determine the amount of the settlement payment to Transatlantic with respect to the securities lending claims within a range of $45 million to $125 million. Because the parties did not reach a consensual resolution of all claims and outstanding business issues, on July 20, 2012 the mediator determined the amount of the settlement payment to Transatlantic to be $75 million. AIG has fully reserved for this settlement.

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

    A portion of the total $1.64 billion originally placed in escrow was designated to satisfy certain regulatory and litigation liabilities related to workers' compensation premium reporting issues. The original workers' compensation escrow amount was approximately $338 million and was placed in an account established as part of the 2006 New York regulatory settlement and referred to as the Workers' Compensation Fund. Additional money was placed into escrow accounts as a result of subsequent litigation and regulatory settlements bringing the total workers' compensation escrow amount to approximately $597 million. Approximately $147 million has been released from the workers' compensation escrow accounts in satisfaction of fines, penalties and premium tax obligations, which occurred as a result of the regulatory settlement relating to workers' compensation premium reporting issues being deemed final and effective on May 29, 2012, as further described below. Following this disbursement, approximately $450 million remains in escrow and is specifically designated to satisfy class action liabilities related to workers' compensation premium reporting issues. This amount is included in Other assets at June 30, 2012.

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

    On December 17, 2010, AIG and the lead states reached an agreement to settle all regulatory liabilities arising out of the subjects of the multistate examination. The regulatory settlement agreement, which has been agreed to by all 50 states and the District of Columbia, includes, among other terms: (i) AIG's payment of $100 million in regulatory fines and penalties; (ii) AIG's payment of $46.5 million in outstanding premium taxes; (iii) AIG's agreement to enter into a compliance plan describing agreed-upon specific steps and standards for evaluating AIG's ongoing compliance with state regulations governing the setting of workers' compensation insurance premium rates and the reporting of workers' compensation premiums; and (iv) AIG's agreement to pay up to $150 million in contingent fines in the event that AIG fails to comply substantially with the compliance plan requirements. The approximately $147 million in fines, penalties and premium taxes have been funded out of the $338 million originally held in the Workers' Compensation Fund and placed into an escrow account pursuant to the terms of the regulatory settlement agreement. The regulatory settlement originally was contingent upon, among other events, a settlement being reached and consummated between AIG and certain state insurance guaranty funds that may have asserted claims against AIG for underpayment of guaranty fund assessments. On May 29, 2012, AIG finalized a $25 million settlement with the state insurance guaranty associations, which was paid in mid-July, 2012 from amounts previously accrued by AIG. The regulatory settlement agreement was deemed final and effective on May 29, 2012. As a result, approximately $147 million in fines, penalties and premium taxes were disbursed during the quarter from the escrow to the regulatory settlement recipients pursuant to the terms of the associated escrow agreement.

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

    On July 14, 2010, AIG approved the terms of a settlement (the Settlement) with lead plaintiffs. The Settlement is conditioned on, among other things, court approval and a minimum level of shareholder participation. Under the terms of the Settlement, if consummated, AIG would pay an aggregate of $725 million. Only two shareholders objected to the Settlement, and 25 shareholders claiming to hold less than 1.5 percent of AIG's outstanding shares at the end of the class period submitted timely and valid requests to opt out of the class. Of those 25 shareholders, seven are investment funds controlled by the same investment group, and that investment group is the only opt-out who held more than 1,000 shares at the end of the class period. By order dated February 2, 2012, the District Court granted lead plaintiffs' motion for final approval of the Settlement. AIG has fully funded the amount of the Settlement into an escrow account.

    On January 23, 2012, AIG and the Florida pension funds, who had brought a separate securities fraud action, executed a settlement agreement under which AIG paid $4 million.

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

    On August 16, 2010, the Third Circuit affirmed the dismissal of the Employee Benefits Complaint in its entirety, affirmed in part and vacated in part the District Court's dismissal of the Commercial Complaint, and remanded the case for further proceedings consistent with the opinion. On March 30, 2012, the District Court granted final approval of a settlement between AIG and certain other defendants on the one hand, and class plaintiffs on the other, which settled the claims asserted against those defendants in the Commercial Complaint. If that settlement becomes final, AIG will pay approximately $7 million of a total aggregate settlement amount of approximately $37 million. On April 27, 2012, notices of appeal of the District Court order granting final approval were filed.

    A number of complaints making allegations similar to those in the Multi-District Litigation have been filed against AIG and other defendants in state and federal courts around the country. The defendants have thus far been successful in having the federal actions transferred to the District of New Jersey and consolidated into the Multi-District Litigation. These additional consolidated actions are still pending in the District of New Jersey. In one of those consolidated actions, Palm Tree Computer Systems, Inc. v. Ace USA (Palm Tree), which is brought by two named plaintiffs on behalf of a proposed class of insurance purchasers, the plaintiffs allege specifically with respect to their claim for breach of fiduciary duty against the insurer defendants that neither named plaintiff nor any member of the proposed class suffered damages "exceeding $74,999 each." Plaintiffs do not specify damages as to other claims against the insurer defendants in the complaint. The plaintiffs in Palm Tree have not yet sought certification of the class. On July 30, 2012, the plaintiffs dismissed their claims without prejudice, pending their appeal of the decision granting final approval of the class action settlement, discussed above. Because discovery has not been completed and the District Court has not determined if a class action is appropriate or the size or scope of any class, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Palm Tree litigation. In another consolidated action, The Heritage Corp. of South Florida v. National Union Fire Ins. Co. (Heritage), an individual plaintiff alleges damages "in excess of $75,000." Because discovery has not been completed and a precise amount of damages has not been specified, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Heritage litigation. For the remaining consolidated actions, as of February, 2012, plaintiffs have not formally specified an amount of alleged damages arising from these actions. AIG is therefore unable to reasonably estimate the possible loss or range of losses, if any, arising from these matters.

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

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

special exceptions. Plaintiff in the Texas action alleges a "maximum" of $125 million in total damages (after trebling). Because the Court has not rendered a decision on defendants' renewed special exceptions and discovery has not been completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the Texas action. In the Kansas action, defendants are appealing to the Kansas Supreme Court the trial court's denial of defendants' motion to dismiss on statute of limitations grounds. In the Kansas action, the plaintiff alleges damages in an amount "greater than $75,000" for each of the three claims directed against AIG in the complaint. Because the Kansas Supreme Court has not decided the appeal of the trial court's denial of defendants' motion to dismiss, a precise amount of damages has not been formally specified and discovery has not been completed, AIG is unable to reasonably estimate the possible loss or range of losses, if any, from the Kansas action.

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

    On April 1, 2009, Safeco Insurance Company of America (Safeco) and Ohio Casualty Insurance Company (Ohio Casualty) filed a complaint in the Northern District of Illinois, on behalf of a purported class of all NWCRP participant members, against AIG and certain of its subsidiaries with respect to the underpayment by AIG of its residual market assessments for workers' compensation insurance. The complaint was styled as an "alternative complaint," should the Court grant AIG's motion to dismiss the NCCI lawsuit for lack of subject-matter jurisdiction, which motion to dismiss was ultimately granted on August 23, 2009. The allegations in the class action complaint are substantially similar to those filed by the NWCRP.

    On February 28, 2012, the Court entered a final order and judgment approving a class action settlement between AIG and a group of intervening plaintiffs, made up of seven participating members of the NWCRP, which would require AIG to pay $450 million to satisfy all liabilities to the class members arising out of the workers' compensation premium reporting issues, a portion of which would be funded out of the remaining amount held in the Workers' Compensation Fund less any amounts previously withdrawn to satisfy AIG's regulatory settlement obligations, as addressed above. Liberty Mutual filed papers in opposition to approval of the proposed settlement and in opposition to certification of a settlement class, in which it alleged AIG's actual exposure, should the class action continue through judgment, to be in excess of $3 billion. AIG disputes this allegation. Liberty Mutual, Safeco and Ohio Casualty subsequently appealed the Court's final order and judgment to the United States Court of Appeals for the Seventh Circuit, and that appeal is still pending.

    The $450 million settlement amount, which is currently held in escrow pending final resolution of the class-action settlement, was funded in part from the approximately $191 million remaining in the Workers' Compensation Fund, after the transfer of approximately $147 million in fines, penalties, and premium taxes discussed in the NAIC Examination of Workers' Compensation Premium Reporting matter above into a separate escrow account pursuant to the regulatory settlement agreement. In the event that the proposed class action settlement is not approved, the litigation will resume. As of June 30, 2012, AIG has an accrued liability equal to the amounts payable under the settlement.

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

    Class discovery has been completed, and the trial court held a full evidentiary hearing on plaintiffs' motion for class certification in late May and early June 2012. As of August 2, 2012, the trial court had not yet ruled on that motion, general discovery has not commenced and AIG is unable to reasonably estimate the possible loss or range of losses, if any, arising from the litigation.

Regulatory Matters

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

    AIG recorded an increase of $202 million in the estimated reserves for incurred but not reported death claims in 2011 in conjunction with the use of the SSDMF to identify potential claims not yet presented. Although AIG has enhanced its claims practices to include use of the SSDMF, it is possible that the inquiries, audits and other regulatory activity could result in the payment of additional death claims, additional escheatment of funds deemed abandoned under state laws, administrative penalties and interest. AIG believes it has adequately reserved for such claims, but there can be no assurance that the ultimate cost will not vary, perhaps materially, from its estimate. Additionally, state regulators are considering a variety of proposals that would require life insurance companies to take additional steps to identify unreported deceased policy holders.

    The National Association of Insurance Commissioners Market Analysis Working Group, led by the states of Ohio and Iowa, is conducting a multi-state examination of certain accident and health products, including travel products, issued by National Union Fire Insurance Company of Pittsburgh, Pa. (National Union). The examination formally commenced in September 2010 after National Union, based on the identification of certain regulatory issues related to the conduct of its accident and health insurance business, including rate and form issues, producer licensing and appointment, and vendor management, requested that state regulators collectively conduct an examination of the regulatory issues in its accident and health business. In addition to Ohio and Iowa, the lead states in the multi-state examination are Minnesota, New Jersey and Pennsylvania, and currently a total of 39 states have agreed to participate in the multi-state examination. As part of the multi-state examination, the following Interim Consent Orders were entered into with Ohio: (a) on January 7, 2011, in which National Union

AIG 2012 Form 10-Q            63

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

agreed, on a nationwide basis, to cease marketing directly to individual bank customers accident/sickness policy forms that had been approved to be sold only as policies providing blanket coverage, and to certain related remediation and audit procedures and (b) on February 14, 2012, in which National Union agreed, on a nationwide basis, to limit outbound telemarketing to certain forms and rates. A Consent Order was entered into with Minnesota on February 10, 2012, in which National Union and Travel Guard Group Inc., an AIG subsidiary, agreed to (i) cease automatically enrolling Minnesota residents in certain insurance relating to air travel, (ii) pay a civil penalty to Minnesota of $250,000 and (iii) refund premium to Minnesota residents who were automatically enrolled in certain insurance relating to air travel. In early 2012, Chartis Inc., on behalf of itself, National Union, and certain of Chartis Inc.'s insurance companies (collectively, the Chartis parties) and the lead regulators agreed in principle upon certain terms to resolve the multi-state examination. The terms include (i) payment of a civil penalty of up to $51 million, (ii) agreement to enter into a corrective action plan describing agreed-upon specific steps and standards for evaluating the Chartis parties' ongoing compliance with laws and regulations governing the regulatory issues identified in the examination, and (iii) agreement to pay a contingent fine in the event that the Chartis parties fail to substantially comply with the steps and standards agreed to in the corrective action plan. As of June 30, 2012, AIG has an accrued liability equal to the amount of the civil penalty under the proposed agreement. As the terms outlined above are subject to agreement by the lead and participating states and appropriate agreements or orders, AIG (i) can give no assurance that these terms will not change prior to a final resolution of the multi-state examination that is binding on all parties and (ii) cannot predict what other regulatory action, if any, will result from resolving the multi-state examination. There can be no assurance that any regulatory action resulting from the issues identified will not have a material adverse effect on AIG's consolidated results of operations for an individual reporting period, the ongoing operations of the business being examined, or on similar business written by other AIG carriers. National Union and other AIG companies are also currently subject to civil litigation relating to the conduct of their accident and health business, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

    Industry-wide examinations conducted by the Minnesota Department of Insurance and the Department of Housing and Urban Development (HUD) on captive reinsurance practices by lenders and mortgage insurance companies, including UGC, have been ongoing for several years. Recently, the newly formed Consumer Financial Protection Bureau ("CFPB") assumed responsibility for violations of the Real Estate Settlement Procedures Act from HUD, and assumed HUD's aforementioned ongoing investigation. In June 2012, the CFPB issued a Civil Investigative Demand ("CID") to UGC and other mortgage insurance companies, requesting the production of documents and answers to written questions. On July 24, 2012, the CFPB issued a letter to UGC agreeing to toll the deadlines associated with the CID pending discussions that could resolve the investigation. UGC has received a proposed consent order from the Minnesota Commissioner of Commerce (the MN Commissioner) which alleges that UGC violated the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act and other state and federal laws in connection with its practices with captive reinsurance companies owned by lenders. UGC is currently engaged in discussions with the MN Commissioner with respect to the terms of the proposed consent order. UGC cannot predict if or when a consent order may be entered into or, if entered into, what the terms of the final consent order will be. UGC is also currently subject to civil litigation relating to its placement of reinsurance with captives owned by lenders, and may be subject to additional litigation relating to the conduct of such business from time to time in the ordinary course.

(B) COMMITMENTS

Flight Equipment

    At June 30, 2012, ILFC had committed to purchase 242 new aircraft, including 14 aircraft through sale-leaseback transactions with airlines, 7 used aircraft, and 9 new spare engines deliverable from 2012 through 2019, with aggregate estimated total remaining payments of approximately $18.5 billion. ILFC also has the right to purchase an additional 50 Airbus A320neo family narrowbody aircraft. ILFC will be required to find lessees for any aircraft acquired and to arrange financing for a substantial portion of the purchase price.

64            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other Commitments

    In the normal course of business, AIG enters into commitments to invest in limited partnerships, private equities, hedge funds and mutual funds and to purchase and develop real estate in the U.S. and abroad. These commitments totaled $2.5 billion at June 30, 2012.

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

    In connection with AIGFP's leasing business, AIGFP has issued, in a limited number of transactions, standby letters of credit or similar facilities to equity investors in an amount equal to the termination value owing to the equity investor by the lessee in the event of a lessee default (the equity termination value). The total amount outstanding at June 30, 2012 was $322 million. In those transactions, AIGFP has agreed to pay such amount if the lessee fails to pay. The amount payable by AIGFP is, in certain cases, partially offset by amounts payable under other instruments typically equal to the present value of a scheduled payment to be made by AIGFP. In the event that AIGFP is required to make a payment to the equity investor, the lessee is unconditionally obligated to reimburse AIGFP. To the extent that the equity investor is paid the equity termination value from the standby letter of credit and/or other sources, including payments by the lessee, AIGFP takes an assignment of the equity investor's rights under the lease of the underlying property. Because the obligations of the lessee under the lease transactions are generally economically defeased, lessee bankruptcy is the most likely circumstance in which AIGFP would be required to pay.

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

    AIG is unable to develop a reasonable estimate of the maximum potential payout under certain of these arrangements. Overall, AIG believes that it is unlikely it will have to make any material payments related to completed sales under these arrangements, and no material liabilities related to these arrangements have been recorded in the Consolidated Balance Sheet. See Note 13 herein for additional information on sales of businesses and asset dispositions.

ALICO Sale

    Pursuant to the terms of the ALICO stock purchase agreement, AIG has agreed to provide MetLife, Inc. (MetLife) with certain indemnities, the most significant of which include:

  •
  Indemnification related to breaches of general representations and warranties with an aggregate deductible of $125 million and a maximum payout of $2.25 billion, which terminated on August 1, 2012.

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

    In connection with the indemnity obligations described above, as of June 30, 2012, approximately $1.6 billion of proceeds from the sale of ALICO were on deposit in an escrow arrangement. On July 13, 2012, MetLife and AIG entered into a letter agreement which, among other things, provided that $950 million would be released to AIG on August 31, 2012 instead of November 1, 2012 as originally provided under the ALICO stock purchase agreement. The amount required to be held in escrow declines to zero in May 2013, although indemnification claims then pending will reduce the amount that can be released to AIG.

AIG Star and AIG Edison Sale

    Pursuant to the terms of the AIG Star and AIG Edison stock purchase agreement, AIG has agreed to provide Prudential Financial, Inc. with certain indemnities, the most significant of which is indemnification related to breaches of general representations and warranties that exceed 4.1 billion yen ($51.3 million at the June 30, 2012 exchange rate), with a maximum payout of 102 billion yen ($1.3 billion at the June 30, 2012 exchange rate). Except for certain specified representations and warranties that may have a longer survival period, the indemnification extends until November 1, 2012.

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

10. TOTAL EQUITY AND EARNINGS (LOSS) PER SHARE

SHARES OUTSTANDING

The following table presents a rollforward of outstanding shares:

	Preferred Stock
					Common Stock Issued	Treasury Stock	Outstanding Shares
	AIG Series E	AIG Series F	AIG Series C	AIG Series G

Six Months Ended June 30, 2012
Shares, beginning of year	-	-	-	-	1,906,568,099	(9,746,617)	1,896,821,482
Issuances	-	-	-	-	44,567	625,815	670,382
Shares repurchased	-	-	-	-	-	(169,022,046)	(169,022,046)

Shares, end of period	-	-	-	-	1,906,612,666	(178,142,848)	1,728,469,818

Six Months Ended June 30, 2011
Shares, beginning of year	400,000	300,000	100,000	-	147,124,067	(6,660,908)	140,463,159
Issuances	-	-	-	20,000	100,066,640	-	100,066,640
Settlement of equity unit stock purchase contracts	-	-	-	-	2,404,278	-	2,404,278
Shares exchanged*	(400,000)	(300,000)	(100,000)	-	1,655,037,962	(11,678)	1,655,026,284
Shares cancelled	-	-	-	(20,000)	-	-	-

Shares, end of period	-	-	-	-	1,904,632,947	(6,672,586)	1,897,960,361

*
See Note 1 to the Consolidated Financial Statements in the 2011 Annual Report for further discussion of shares exchanged in connection with the Recapitalization.

Repurchases of Equity Securities

    In the first quarter of 2012, AIG's Board of Directors (the Board) authorized the repurchase of shares of AIG Common Stock with an aggregate purchase amount of up to $3.0 billion from time to time in the open market, private purchases, through derivative or automatic purchase contracts, or otherwise. This authorization replaced all prior AIG Common Stock repurchase authorizations.

    On March 13, 2012, the Department of the Treasury, as the selling shareholder, closed the sale of approximately 207 million shares of AIG Common Stock, at a public offering price of $29.00 per share. AIG purchased approximately 103 million shares of AIG Common Stock in the March Offering at the public offering price for an aggregate purchase amount of approximately $3.0 billion.

    On May 10, 2012, the Department of the Treasury, as the selling shareholder, closed the sale of approximately 189 million shares of AIG Common Stock, at a public offering price of $30.50 per share. In connection with the May Offering, the Board authorized the repurchase of shares of AIG Common Stock with an aggregate purchase amount of up to $2.0 billion. AIG purchased approximately 66 million shares of AIG Common Stock in the May Offering at the public offering price for an aggregate purchase amount of approximately $2.0 billion, thus utilizing the full amount of the repurchase authorization.

AIG 2012 Form 10-Q            67

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Dividends

    Payment of future dividends depends on the regulatory framework that will ultimately be applicable to AIG. This framework will depend on, among other things, whether AIG is treated as either a systemically important financial institution (SIFI) or as a savings and loan holding company under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). The level of the Department of the Treasury's ownership in AIG may also affect AIG's regulatory status. In addition, dividends will be payable on AIG's Common Stock only when, as and if declared by the Board in its discretion, from funds legally available therefor. In considering whether to pay a dividend or repurchase shares of AIG Common Stock, the Board will take into account such matters as AIG's financial position, the performance of its businesses, its consolidated financial condition, results of operations and liquidity, available capital, the existence of investment opportunities, contractual, legal and regulatory restrictions on the payment of dividends by subsidiaries to AIG, rating agency considerations, including the potential effect on AIG's debt ratings, and such other factors as AIG's Board may deem relevant. AIG has not paid any cash dividends in 2011 or 2012.
    See Note 18 to the Consolidated Financial Statements in the 2011 Annual Report for a discussion of restrictions on payments of dividends by AIG subsidiaries.

68            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a rollforward of Accumulated other comprehensive income:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Balance, December 31, 2011, net of tax	$(736)	$7,891	$(1,028)	$(17)	$(957)	$5,153
Change in unrealized appreciation of investments	1,069	3,722	-	-	-	4,791
Change in deferred acquisition costs adjustment and other	(7)	(491)	-	-	-	(498)
Change in future policy benefits	(31)	(36)	-	-	-	(67)
Change in foreign currency translation adjustments	-	-	(425)	-	-	(425)
Change in net derivative gains arising from cash flow hedging activities	-	-	-	8	-	8
Net actuarial gain	-	-	-	-	70	70
Prior service credit	-	-	-	-	(24)	(24)
Deferred tax asset (liability)	(401)	(909)	89	15	(14)	(1,220)

Total other comprehensive income (loss)	630	2,286	(336)	23	32	2,635
Noncontrolling interests	-	2	(5)	-	-	(3)

Balance, June 30, 2012, net of tax	$(106)	$10,175	$(1,359)	$6	$(925)	$7,791

Balance, December 31, 2010, net of tax	$(659)	$8,888	$298	$(34)	$(869)	$7,624
Cumulative effect of change in accounting principle	-	283	(364)	-	-	(81)

Change in unrealized appreciation of investments	559	2,267	-	-	-	2,826
Change in deferred acquisition costs adjustment and other	(75)	(613)	-	-	-	(688)
Change in foreign currency translation adjustments	-	-	957	-	-	957
Change in net derivative gains arising from cash flow hedging activities	-	-	-	31	-	31
Net actuarial gain	-	-	-	-	11	11
Prior service credit	-	-	-	-	(1)	(1)
Change attributable to divestitures and deconsolidations	53	(1,129)	(1,506)	-	248	(2,334)
Deferred tax asset (liability)	(248)	529	320	40	(109)	532

Total other comprehensive income (loss)	289	1,054	(229)	71	149	1,334
Acquisition of noncontrolling interest	-	43	62	-	(17)	88
Noncontrolling interests	3	(81)	31	-	-	(47)

Balance, June 30, 2011, net of tax	$(373)	$10,349	$(264)	$37	$(737)	$9,012

AIG 2012 Form 10-Q            69

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2012 and 2011:

(in millions)	Unrealized Appreciation (Depreciation) of Fixed Maturity Investments on Which Other-Than- Temporary Credit Impairments Were Taken	Unrealized Appreciation (Depreciation) of All Other Investments	Foreign Currency Translation Adjustments	Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities	Change in Retirement Plan Liabilities Adjustment	Total

Three Months Ended June 30, 2012
Unrealized change arising during period	$26	$2,149	$(512)	$-	$4	$1,667
Less: Reclassification adjustments included in net income	(2)	317	-	(4)	(13)	298

Total other comprehensive income (loss), before income tax expense (benefit)	28	1,832	(512)	4	17	1,369
Less: Income tax expense (benefit)	11	527	(85)	3	3	459

Total other comprehensive income (loss), net of income tax expense (benefit)	$17	$1,305	$(427)	$1	$14	$910

Three Months Ended June 30, 2011
Unrealized change arising during period	$(76)	$2,407	$308	$(3)	$(19)	$2,617
Less: Reclassification adjustments included in net income	(1)	613	-	(16)	(27)	569

Total other comprehensive income (loss), before income tax expense (benefit)	(75)	1,794	308	13	8	2,048
Less: Income tax expense (benefit)	32	(67)	20	(45)	(6)	(66)

Total other comprehensive income (loss), net of income tax expense (benefit)	$(107)	$1,861	$288	$58	$14	$2,114

Six Months Ended June 30, 2012
Unrealized change arising during period	$1,027	$4,472	$(425)	$(1)	$4	$5,077
Less: Reclassification adjustments included in net income	(4)	1,277	-	(9)	(42)	1,222

Total other comprehensive income (loss), before income tax expense (benefit)	1,031	3,195	(425)	8	46	3,855
Less: Income tax expense (benefit)	401	909	(89)	(15)	14	1,220

Total other comprehensive income (loss), net of income tax expense (benefit)	$630	$2,286	$(336)	$23	$32	$2,635

Six Months Ended June 30, 2011
Unrealized change arising during period	$500	$2,503	$957	$(3)	$(19)	$3,938
Less: Reclassification adjustments included in net income	(37)	1,978	1,506	(34)	(277)	3,136

Total other comprehensive income (loss), before income tax expense (benefit)	537	525	(549)	31	258	802
Less: Income tax expense (benefit)	248	(529)	(320)	(40)	109	(532)

Total other comprehensive income (loss), net of income tax expense (benefit)	$289	$1,054	$(229)	$71	$149	$1,334

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

The following table presents a rollforward of non-controlling interests:

	Redeemable Noncontrolling interests			Non-redeemable Noncontrolling interests
(in millions)	Held by Department of Treasury	Other	Total	Held by FRBNY	Other	Total

Six Months Ended June 30, 2012
Balance, beginning of year	$8,427	$96	$8,523	$-	$855	$855

Repayment to Department of the Treasury	(8,635)	-	(8,635)	-	-	-
Net contributions (distributions)	-	23	23	-	(54)	(54)
Consolidation (deconsolidation)	-	(4)	(4)	-	-	-
Comprehensive income:
Net income (loss)	208	(3)	205	-	43	43
Accumulated other comprehensive loss, net of tax:
Unrealized gains on investments	-	-	-	-	2	2
Foreign currency translation adjustments	-	-	-	-	(5)	(5)

Total accumulated other comprehensive loss, net of tax	-	-	-	-	(3)	(3)

Total comprehensive income (loss)	208	(3)	205	-	40	40

Other	-	-	-	-	(21)	(21)

Balance, end of period	$-	$112	$112	$-	$820	$820

Six Months Ended June 30, 2011
Balance, beginning of year	$-	$434	$434	$26,358	$1,562	$27,920
Repurchase of SPV preferred interests in connection with Recapitalization	-	-	-	(26,432)	-	(26,432)
Exchange of consideration for preferred stock in connection with Recapitalization	20,292	-	20,292	-	-	-
Repayment to Department of the Treasury	(9,146)	-	(9,146)	-	-	-
Net distributions	-	(21)	(21)	-	(74)	(74)
Deconsolidation	-	(308)	(308)	-	(6)	(6)
Acquisition of noncontrolling interest	-	-	-	-	(468)	(468)
Comprehensive income:
Net income	319	6	325	74	22	96
Accumulated other comprehensive income (loss), net of tax:
Unrealized losses on investments	-	-	-	-	(78)	(78)
Foreign currency translation adjustments	-	-	-	-	31	31

Total accumulated other comprehensive income (loss), net of tax	-	-	-	-	(47)	(47)

Total comprehensive income (loss)	319	6	325	74	(25)	49

Other	-	-	-	-	(41)	(41)

Balance, end of period	$11,465	$111	$11,576	$-	$948	$948

AIG 2012 Form 10-Q            71

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 EARNINGS (LOSS) PER SHARE (EPS)

    Basic and diluted earnings (loss) per share are based on the weighted average number of common shares outstanding, adjusted to reflect all stock dividends and stock splits. Diluted EPS is based on those shares used in basic EPS plus shares that would have been outstanding assuming issuance of common shares for all dilutive potential common shares outstanding, adjusted to reflect all stock dividends and stock splits. Basic EPS was not affected by outstanding stock purchase contracts. Diluted EPS is determined considering the potential dilution from outstanding stock purchase contracts using the treasury stock method and was not affected by the previously outstanding stock purchase contracts because they were not dilutive.

The following table presents the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2012	2011	2012	2011

Numerator for EPS:
Income from continuing operations	$2,344	$2,090	$5,780	$1,006
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	141	208	393
Other	7	64	40	9

Total net income from continuing operations attributable to noncontrolling interests	7	205	248	402

Net income attributable to AIG from continuing operations	2,337	1,885	5,532	604

Income (loss) from discontinued operations	$(5)	$(37)	$8	$2,548
Net income from discontinued operations attributable to noncontrolling interests	-	12	-	19

Net income (loss) attributable to AIG from discontinued operations, applicable to common stock for EPS	(5)	(49)	8	2,529

Deemed dividends to AIG Series E and F Preferred Stock	-	-	-	(812)

Net income (loss) attributable to AIG common shareholders from continuing operations, applicable to common stock for EPS	$2,337	$1,885	$5,532	$(208)

72            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2012	2011	2012	2011

Denominator for EPS:
Weighted average shares outstanding – basic	1,756,689,067	1,836,713,069	1,816,331,019	1,698,001,301
Dilutive shares	25,408	58,444	27,606	-

Weighted average shares outstanding – diluted*	1,756,714,475	1,836,771,513	1,816,358,625	1,698,001,301

EPS attributable to AIG common shareholders:
Basic:
Income (loss) from continuing operations	$1.33	$1.03	$3.05	$(0.12)
Income (loss) from discontinued operations	$-	$(0.03)	$-	$1.49
Diluted:
Income (loss) from continuing operations	$1.33	$1.03	$3.05	$(0.12)
Income (loss) from discontinued operations	$-	$(0.03)	$-	$1.49

*
Dilutive shares are calculated using the treasury stock method and include dilutive shares from share-based employee compensation plans, the warrants issued to the Department of the Treasury in 2009 and the warrants issued to common shareholders (other than the Department of the Treasury) in January 2011. The number of shares and warrants excluded from diluted shares outstanding were 78 million for both the three and six months ended June 30, 2012, and 80 million and 72 million for the three and six months ended June 30, 2011, respectively, because the effect of including those shares and warrants in the calculation would have been anti-dilutive. Included in the anti-dilutive total were 75 million shares for both the three and six months ended June 30, 2012 and 75 million and 67 million shares for the three and six months ended June 30, 2011, respectively, representing the weighted average number of warrants to purchase AIG Common Stock that were issued to common shareholders.

    Deemed dividends resulted from the Recapitalization and represent the excess of:

(i)
the fair value of the consideration transferred to the Department of the Treasury, which consists of 1,092,169,866 shares of AIG Common Stock, $20.2 billion of redeemable AIA SPV Preferred Interests and preferred interests in the ALICO SPV, and a liability for a commitment by AIG to pay the Department of the Treasury's costs to dispose of all of its shares, over

(ii)
the carrying value of the Series E Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share, and Series F Fixed Rate Non-Cumulative Perpetual Preferred Stock, par value $5.00 per share.

    The fair value of the AIG Common Stock issued for the Series C Perpetual, Convertible, Participating Preferred Stock, par value $5.00 per share (Series C Preferred Stock) over the carrying value of the Series C Preferred Stock is not a deemed dividend because the Series C Preferred Stock was contingently convertible into the 562,868,096 shares of AIG Common Stock for which it was exchanged. See Notes 1 and 17 to the Consolidated Financial Statements in the 2011 Annual Report for further discussion on the Recapitalization.

AIG 2012 Form 10-Q            73

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 11. EMPLOYEE BENEFITS

The following table presents the components of net periodic benefit cost with respect to pensions and other postretirement benefits:

	Pension			Postretirement
(in millions)	Non-U.S. Plans	U.S. Plans	Total	Non-U.S. Plans	U.S. Plans	Total

Three Months Ended June 30, 2012
Components of net periodic benefit cost:
Service cost	$13	$39	$52	$-	$2	$2
Interest cost	9	50	59	1	2	3
Expected return on assets	(5)	(60)	(65)	-	-	-
Amortization of prior service (credit) cost	(1)	(9)	(10)	-	(2)	(2)
Amortization of net (gain) loss	3	29	32	-	-	-

Net periodic benefit cost	$19	$49	$68	$1	$2	$3

Three Months Ended June 30, 2011
Components of net periodic benefit cost:
Service cost	$16	$37	$53	$1	$2	$3
Interest cost	8	52	60	-	3	3
Expected return on assets	(6)	(63)	(69)	-	-	-
Amortization of prior service (credit) cost	-	1	1	-	1	1
Amortization of net (gain) loss	3	10	13	-	-	-

Net periodic benefit cost	$21	$37	$58	$1	$6	$7

Amount associated with discontinued operations	$1	$-	$1	$-	$-	$-

Six Months Ended June 30, 2012
Components of net periodic benefit cost:
Service cost	$26	$76	$102	$1	$3	$4
Interest cost	17	100	117	1	5	6
Expected return on assets	(10)	(120)	(130)	-	-	-
Amortization of prior service (credit) cost	(2)	(17)	(19)	-	(5)	(5)
Amortization of net (gain) loss	7	58	65	-	-	-

Net periodic benefit cost	$38	$97	$135	$2	$3	$5

Six Months Ended June 30, 2011
Components of net periodic benefit cost:
Service cost	$38	$74	$112	$2	$4	$6
Interest cost	19	104	123	1	7	8
Expected return on assets	(13)	(126)	(139)	-	-	-
Amortization of prior service (credit) cost	(2)	1	(1)	-	1	1
Amortization of net (gain) loss	9	21	30	-	-	-

Net periodic benefit cost	$51	$74	$125	$3	$12	$15

Amount associated with discontinued operations	$11	$-	$11	$1	$-	$1

    For the six-month period ended June 30, 2012, AIG contributed $47 million to its U.S. and non-U.S. pension plans and estimates it will contribute an additional $44 million for the remainder of 2012. These estimates are subject to change since contribution decisions are affected by various factors, including AIG's liquidity, market performance and management discretion.

74            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12. INCOME TAXES

INTERIM TAX CALCULATION METHOD

    AIG uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is treated discretely, and is reported in the same period as the related item. For the three- and six-month periods ended June 30, 2012, the tax effects of the gains on ML II and certain dispositions, including a portion of the ordinary shares of AIA and common units of The Blackstone Group L.P., as well as certain actual gains on SunAmerica's available-for-sale securities were treated as discrete items. Those changes in the valuation allowance, which were reflected in the three- and six-month periods ended June 30, 2012, were also treated as discrete items.

INTERIM TAX EXPENSE (BENEFIT)

    For the three- and six-month periods ended June 30, 2012, the effective tax rates on pretax income from continuing operations were (33.8) and 8.8 percent, respectively. The effective tax rates for the three- and six-month periods ended June 30, 2012, attributable to continuing operations differ from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and investments in partnerships, adjustments to the tax bases of certain foreign aircraft leases and a decrease in the life-insurance-business capital loss carryforward valuation allowance. These items were partially offset by changes in uncertain tax positions.

    For the three- and six-month periods ended June 30, 2011, the effective tax rates on pretax income from continuing operations were (16.5) and (108.1) percent, respectively. The effective tax rates for the three- and six-month periods ended June 30, 2011, attributable to continuing operations differed from the statutory rate of 35 percent primarily due to a decrease in the valuation allowance attributable to continuing operations for the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and changes in uncertain tax positions.

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

  •
  the carryforward period for the capital loss carryforwards, including the effect of reversing taxable temporary differences; and,

  •
  prudent and feasible actions and tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax assets.

    During the three-month period ended June 30, 2012, AIG initiated certain actions and identified additional prudent and feasible tax planning strategies, resulting in an assessment that an additional portion of the life

AIG 2012 Form 10-Q            75

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

insurance business capital loss carryforwards will more-likely-than-not be realized prior to their expiration as a result of actual and projected taxable gains generated by securitization transactions and securities lending programs.

    As a result of these actions and tax planning strategies, AIG released $1.3 billion of the deferred tax asset valuation allowance associated with the life insurance business capital loss carryforwards during the three-month period ended June 30, 2012, of which $1.2 billion was allocated to income from continuing operations. For the six-month period ended June 30, 2012, AIG released $1.5 billion of its deferred tax asset valuation allowance associated with the life insurance business capital loss carryforwards, of which $1.4 billion was allocated to income from continuing operations. Additional life insurance business capital loss carryforwards may be realized in the future if and when other prudent and feasible tax planning strategies are identified. Changes in market conditions, including rising interest rates above AIG's projections, may result in a reduction in projected taxable gains and reestablishment of a valuation allowance.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

    At June 30, 2012 and December 31, 2011, AIG's unrecognized tax benefits, excluding interest and penalties, were $4.4 billion and $4.3 billion, respectively. The increase in AIG's unrecognized tax benefits, excluding interest and penalties, was primarily due to adjustments to tax bases of certain foreign aircraft leases and foreign tax credits associated with cross border financing transactions. At June 30, 2012 and December 31, 2011, AIG's unrecognized tax benefits included $0.3 billion and $0.7 billion, respectively, related to tax positions that if recognized would not affect the effective tax rate because they relate to the timing, rather than the permissibility, of the deduction. Accordingly, at June 30, 2012 and December 31, 2011, the amounts of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate were $4.1 billion and $3.6 billion, respectively.

    Interest and penalties related to unrecognized tax benefits are recognized in income tax expense. At June 30, 2012 and December 31, 2011, AIG accrued $852 million and $744 million, respectively, for the payment of interest (net of the federal benefit) and penalties. For the six-month periods ended June 30, 2012 and 2011, AIG recognized $108 million and $(107) million, respectively, of income tax expense (benefit) for interest net of the federal benefit (expense) and penalties.

    Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of the change due to the uncertainty of the potential outcomes.

13. DISCONTINUED OPERATIONS

    The results of operations for the following sales are presented as discontinued operations through the date of disposition in the Consolidated Statement of Operations for the three and six months ended June 30, 2011:

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

  •
  Nan Shan Sale — On January 12, 2011, AIG entered into an agreement to sell its 97.57 percent interest in Nan Shan Life Insurance Company, Ltd. to a Taiwan-based consortium; the transaction closed on August 18, 2011. For the three and six months ended June 30, 2011, AIG recorded a pre-tax loss of $559 million and $864 million, respectively.

76            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 The following table summarizes income (loss) from discontinued operations:

(in millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Revenues:
Premiums	$1,548	$4,097
Net investment income	497	1,209
Net realized capital gains	595	964
Other income	-	5

Total revenues	2,640	6,275

Benefits, claims and expenses	2,001	5,096
Interest expense allocation	-	2

Income from discontinued operations	639	1,177

Gain (loss) on sales	(719)	2,309

Income (loss) from discontinued operations, before tax expense (benefit)	(80)	3,486

Income tax expense (benefit)	(43)	938

Income (loss) from discontinued operations, net of income tax	$(37)	$2,548

14. INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT

The following condensed consolidating financial statements reflect the results of SunAmerica Financial Group, Inc. (SAFG, Inc.), a holding company and a 100 percent owned subsidiary of AIG. AIG provides a full and unconditional guarantee of all outstanding debt of SAFG, Inc.

 CONDENSED CONSOLIDATING BALANCE SHEET

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

June 30, 2012
Assets:
Short-term investments	$11,705	$-	$14,671	$(2,011)	$24,365
Other investments(a)	12,884	-	374,798	483	388,165

Total investments	24,589	-	389,469	(1,528)	412,530
Cash	72	-	1,160	-	1,232
Loans to subsidiaries(b)	36,677	-	(29,987)	(6,690)	-
Debt issuance costs	198	-	(198)	-	-
Investment in consolidated subsidiaries(b)	74,422	41,107	(27,558)	(87,971)	-
Other assets, including current and deferred income taxes	25,652	224	103,400	12,345	141,621

Total assets	$161,610	$41,331	$436,286	$(83,844)	$555,383

Liabilities:
Insurance liabilities	$-	$-	$280,694	$(245)	$280,449
Other long-term debt	36,162	1,638	35,639	458	73,897
Other liabilities, including intercompany balances(a)(c)	19,732	711	64,357	10,596	95,396
Loans from subsidiaries(b)	1,007	791	4,898	(6,696)	-

Total liabilities	56,901	3,140	385,588	4,113	449,742

Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	-	-	-	-	-
Other	-	-	34	78	112

Total redeemable noncontrolling interests	-	-	34	78	112

Total AIG shareholders' equity	104,709	38,191	50,262	(88,453)	104,709
Other noncontrolling interests	-	-	402	418	820

Total noncontrolling interests	-	-	402	418	820

Total equity	104,709	38,191	50,664	(88,035)	105,529

Total liabilities and equity	$161,610	$41,331	$436,286	$(83,844)	$555,383

AIG 2012 Form 10-Q            77

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET (continued)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

December 31, 2011
Assets:
Short-term investments	$12,868	$-	$14,110	$(4,406)	$22,572
Other investments(a)	6,599	-	481,525	(100,258)	387,866

Total investments	19,467	-	495,635	(104,664)	410,438
Cash	176	13	1,285	-	1,474
Loans to subsidiaries(b)	39,971	-	(39,971)	-	-
Debt issuance costs	196	-	297	-	493
Investment in consolidated subsidiaries(b)(d)	80,990	32,361	(11,463)	(101,888)	-
Other assets, including current and deferred income taxes	24,595	2,704	117,231	(4,575)	139,955

Total assets	$165,395	$35,078	$563,014	$(211,127)	$552,360

Liabilities:
Insurance liabilities	$-	$-	$282,790	$(274)	$282,516
Other long-term debt	35,906	1,638	138,240	(100,531)	75,253
Other liabilities, including intercompany balances(a)(c)(d)	15,635	2,402	75,132	(9,494)	83,675
Loans from subsidiaries(b)	12,316	249	(12,565)	-	-

Total liabilities	63,857	4,289	483,597	(110,299)	441,444

Redeemable noncontrolling interests (see Note 1):
Nonvoting, callable, junior preferred interests held by Department of the Treasury	-	-	-	8,427	8,427
Other	-	-	29	67	96

Total redeemable noncontrolling interests	-	-	29	8,494	8,523

Total AIG shareholders' equity	101,538	30,789	78,996	(109,785)	101,538
Other noncontrolling interests	-	-	392	463	855

Total noncontrolling interests	-	-	392	463	855

Total equity	101,538	30,789	79,388	(109,322)	102,393

Total liabilities and equity	$165,395	$35,078	$563,014	$(211,127)	$552,360

(a)
Includes intercompany derivative asset positions, which are reported at fair value before credit valuation adjustment.

(b)
Eliminated in consolidation.

(c)
For both June 30, 2012 and December 31, 2011, includes intercompany tax payable of $9.8 billion and intercompany derivative liabilities of $990 million and $901 million, respectively, for American International Group, Inc. (As Guarantor) and intercompany tax receivable of $169 million and $128 million, respectively, for SAFG, Inc.

(d)
Prior period amounts have been conformed to the current period presentation.

78            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended June 30, 2012
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$1,126	$1,440	$-	$(2,566)	$-
Change in fair value of ML III	1,306	-	-	-	1,306
Other income(b)	50	(1,388)	17,220	(65)	15,817

Total revenues	2,482	52	17,220	(2,631)	17,123

Expenses:
Other interest expense(c)	525	12	481	(64)	954
Net loss on extinguishment of debt	9	-	2	-	11
Other expenses	926	-	13,481	-	14,407

Total expenses	1,460	12	13,964	(64)	15,372

Income (loss) from continuing operations before income tax expense (benefit)	1,022	40	3,256	(2,567)	1,751
Income tax expense (benefit)	(1,310)	463	254	-	(593)

Income (loss) from continuing operations	2,332	(423)	3,002	(2,567)	2,344
Loss from discontinued operations	-	-	(5)	-	(5)

Net income (loss)	2,332	(423)	2,997	(2,567)	2,339
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	-	-
Other	-	-	7	-	7

Total net income attributable to noncontrolling interests	-	-	7	-	7

Net income (loss) attributable to AIG	$2,332	$(423)	$2,990	$(2,567)	$2,332

Three Months Ended June 30, 2011
Revenues:
Equity in earnings of consolidated subsidiaries(a)(d)	$2,186	$174	$-	$(2,360)	$-
Change in fair value of ML III	(347)	-	(320)	-	(667)
Other income(b)(d)	192	208	17,192	(245)	17,347

Total revenues	2,031	382	16,872	(2,605)	16,680

Expenses:
Interest expense on FRBNY Credit Facility	-	-	-	-	-
Other interest expense(c)	731	65	450	(245)	1,001
Net loss on extinguishment of debt	18	-	61	-	79
Other expenses	225	-	13,581	-	13,806

Total expenses	974	65	14,092	(245)	14,886

Income (loss) from continuing operations before income tax expense (benefit)	1,057	317	2,780	(2,360)	1,794
Income tax expense (benefit)	(771)	(77)	552	-	(296)

Income (loss) from continuing operations	1,828	394	2,228	(2,360)	2,090
Income (loss) from discontinued operations	8	-	(45)	-	(37)

Net income (loss)	1,836	394	2,183	(2,360)	2,053
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	141	141
Other	-	-	64	-	64

Total income from continuing operations attributable to noncontrolling interests	-	-	64	141	205
Income from discontinued operations attributable to noncontrolling interests	-	-	12	-	12

Total net income attributable to noncontrolling interests	-	-	76	141	217

Net income (loss) attributable to AIG	$1,836	$394	$2,107	$(2,501)	$1,836

AIG 2012 Form 10-Q            79

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Six Months Ended June 30, 2012
Revenues:
Equity in earnings of consolidated subsidiaries(a)	$3,946	$104	$-	$(4,050)	$-
Change in fair value of ML III	1,957	-	601	-	2,558
Other income(b)	701	49	32,527	(269)	33,008

Total revenues	6,604	153	33,128	(4,319)	35,566

Expenses:
Other interest expense(c)	1,169	66	940	(268)	1,907
Net loss on extinguishment of debt	9	-	23	-	32
Other expenses	1,105	-	26,187	-	27,292

Total expenses	2,283	66	27,150	(268)	29,231

Income (loss) from continuing operations before income tax expense (benefit)	4,321	87	5,978	(4,051)	6,335
Income tax expense (benefit)	(1,219)	463	1,311	-	555

Income (loss) from continuing operations	5,540	(376)	4,667	(4,051)	5,780
Income from discontinued operations	-	-	8	-	8

Net income (loss)	5,540	(376)	4,675	(4,051)	5,788
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	208	208
Other	-	-	40	-	40

Total net income attributable to noncontrolling interests	-	-	40	208	248

Net income (loss) attributable to AIG	$5,540	$(376)	$4,635	$(4,259)	$5,540

Six Months Ended June 30, 2011
Revenues:
Equity in earnings of consolidated subsidiaries(a)(d)	$6,178	$510	$-	$(6,688)	$-
Change in fair value of ML III	(347)	-	424	-	77
Other income(b)(d)	233	466	33,929	(586)	34,042

Total revenues	6,064	976	34,353	(7,274)	34,119

Expenses:
Interest expense on FRBNY Credit Facility	72	-	-	(2)	70
Other interest expense(c)	1,482	159	960	(586)	2,015
Net loss on extinguishment of debt	3,331	-	61	-	3,392
Other expenses	272	-	27,886	-	28,158

Total expenses	5,157	159	28,907	(588)	33,635

Income (loss) from continuing operations before income tax expense (benefit)	907	817	5,446	(6,686)	484
Income tax expense (benefit)	(1,087)	4	561	-	(522)

Income (loss) from continuing operations	1,994	813	4,885	(6,686)	1,006
Income (loss) from discontinued operations	1,139	-	1,411	(2)	2,548

Net income (loss)	3,133	813	6,296	(6,688)	3,554
Less:
Net income from continuing operations attributable to noncontrolling interests:
Nonvoting, callable, junior and senior preferred interests	-	-	-	393	393
Other	-	-	9	-	9

Total income from continuing operations attributable to noncontrolling interests	-	-	9	393	402
Income from discontinued operations attributable to noncontrolling interests	-	-	19	-	19

Total net income attributable to noncontrolling interests	-	-	28	393	421

Net income (loss) attributable to AIG	$3,133	$813	$6,268	$(7,081)	$3,133

(a)
Eliminated in consolidation.

(b)
Includes intercompany income of $60 million and $65 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $132 million and $211 million for the six-month periods ended June 30, 2012 and 2011, respectively, for American International Group, Inc. (As Guarantor).

(c)
Includes intercompany interest expense of $3 million and $180 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $136 million and $375 million for the six-month periods ended June 30, 2012 and 2011, respectively, for American International Group, Inc. (As Guarantor).

(d)
Prior period amounts have been conformed to the current period presentation.

80            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries	Reclassifications and Eliminations	Consolidated AIG

Three Months Ended June 30, 2012
Net income (loss)	$2,332	$(423)	$2,997	$(2,567)	$2,339
Other comprehensive income (loss)	918	934	1,720	(2,662)	910

Comprehensive income (loss)	3,250	511	4,717	(5,229)	3,249
Total comprehensive income (loss) attributable to noncontrolling interests	-	-	(1)	-	(1)

Comprehensive income (loss) attributable to AIG	$3,250	$511	$4,718	$(5,229)	$3,250

Three Months Ended June 30, 2011
Net income (loss)	$1,836	$394	$2,183	$(2,360)	$2,053
Other comprehensive income (loss)	2,197	528	1,258	(1,869)	2,114

Comprehensive income (loss)	4,033	922	3,441	(4,229)	4,167
Total comprehensive income (loss) attributable to noncontrolling interests	-	-	(7)	141	134

Comprehensive income (loss) attributable to AIG	$4,033	$922	$3,448	$(4,370)	$4,033

Six Months Ended June 30, 2012
Net income (loss)	$5,540	$(376)	$4,675	$(4,051)	$5,788
Other comprehensive income (loss)	2,638	1,759	3,695	(5,457)	2,635

Comprehensive income (loss)	8,178	1,383	8,370	(9,508)	8,423
Total comprehensive income (loss) attributable to noncontrolling interests	-	-	37	208	245

Comprehensive income (loss) attributable to AIG	$8,178	$1,383	$8,333	$(9,716)	$8,178

Six Months Ended June 30, 2011
Net income (loss)	$3,133	$813	$6,296	$(6,688)	$3,554
Other comprehensive income (loss)	1,381	1,105	185	(1,337)	1,334

Comprehensive income (loss)	4,514	1,918	6,481	(8,025)	4,888
Total comprehensive income (loss) attributable to noncontrolling interests	-	-	(19)	393	374

Comprehensive income (loss) attributable to AIG	$4,514	$1,918	$6,500	$(8,418)	$4,514

Prior period amounts have been conformed to the current period presentation.

AIG 2012 Form 10-Q            81

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Six Months Ended June 30, 2012
Net cash (used in) provided by operating activities	$(189)	$2,290	$(469)	$1,632

Cash flows from investing activities:
Sales of investments	1,055	-	45,920	46,975
Purchase of investments	(526)	-	(35,222)	(35,748)
Loans to subsidiaries – net	3,327	-	(3,327)	-
Contributions to subsidiaries – net	(106)	-	106	-
Net change in restricted cash	(370)	-	105	(265)
Net change in short-term investments	2,898	-	(3,109)	(211)
Net change in derivative assets and liabilities	349	-	(71)	278
Other, net	(7)	-	(151)	(158)

Net cash (used in) provided by investing activities	6,620	-	4,251	10,871

Cash flows from financing activities:
Issuance of long-term debt	3,504	-	3,272	6,776
Repayments of long-term debt	(2,981)	-	(5,174)	(8,155)
Purchase of Common Stock	(5,000)	-	-	(5,000)
Intercompany loans – net	(2,014)	(2,303)	4,317	-
Other, net	(44)	-	(6,298)	(6,342)

Net cash (used in) financing activities	(6,535)	(2,303)	(3,883)	(12,721)

Effect of exchange rate changes on cash	-	-	(24)	(24)

Change in cash	(104)	(13)	(125)	(242)
Cash at beginning of period	176	13	1,285	1,474

Cash at end of period	$72	$-	$1,160	$1,232

82            AIG 2012 Form 10-Q

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in millions)	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Six Months Ended June 30, 2011
Net cash (used in) provided by operating activities – continuing operations	$(4,826)	$295	$(1,681)	$(6,212)
Net cash (used in) provided by operating activities – discontinued operations	-	-	2,675	2,675

Net cash (used in) provided by operating activities	(4,826)	295	994	(3,537)

Cash flows from investing activities:
Sales of investments	2,325	-	45,477	47,802
Sales of divested businesses, net	1,075	-	(488)	587
Purchase of investments	(5)	-	(53,454)	(53,459)
Loans to subsidiaries – net	(470)	-	470	-
Contributions to subsidiaries – net*	(19,025)	-	19,025	-
Net change in restricted cash	2,273	-	24,207	26,480
Net change in short-term investments	(2,750)	-	15,717	12,967
Net change in derivative assets and liabilities	1,073	-	(683)	390
Other, net*	(38)	-	71	33

Net cash (used in) provided by investing activities – continuing operations	(15,542)	-	50,342	34,800
Net cash (used in) provided by investing activities – discontinued operations	-	-	3,021	3,021

Net cash (used in) provided by investing activities	(15,542)	-	53,363	37,821

Cash flows from financing activities:
FRBNY credit facility repayments	(14,622)	-	-	(14,622)
Issuance of long-term debt	150	-	2,871	3,021
Repayments of long-term debt	(3,571)	-	(6,397)	(9,968)
Proceeds from drawdown on the Department of the Treasury Commitment*	20,292	-	-	20,292
Settlement of equity unit stock purchase contract	4,332	-	-	4,332
Intercompany loans – net	14,366	(294)	(14,072)	-
Other, net*	(30)	-	(34,807)	(34,837)

Net cash (used in) provided by financing activities – continuing operations	20,917	(294)	(52,405)	(31,782)
Net cash (used in) provided by financing activities – discontinued operations	-	-	(1,932)	(1,932)

Net cash (used in) provided by financing activities	20,917	(294)	(54,337)	(33,714)

Effect of exchange rate changes on cash	-	-	29	29

Change in cash	549	1	49	599
Cash at beginning of period	49	-	1,509	1,558
Change in cash of businesses held for sale	-	-	433	433

Cash at end of period	$598	$1	$1,991	$2,590

*
Includes activities related to the Recapitalization. See Note 10 herein.

AIG 2012 Form 10-Q            83

American International Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

SUPPLEMENTARY DISCLOSURE OF CONDENSED CONSOLIDATING CASH FLOW INFORMATION:

	American International Group, Inc. (As Guarantor)	SAFG, Inc.	Other Subsidiaries and Eliminations	Consolidated AIG

Cash (paid) received during the six months ended June 30, 2012 for:
Interest:
Third party	$(1,136)	$(64)	$(888)	$(2,088)
Intercompany	(128)	(33)	161	-
Taxes:
Income tax authorities	$2	$-	$(208)	$(206)
Intercompany	605	(41)	(564)	-

Cash (paid) received during the six months ended June 30, 2011 for:
Interest:
Third party*	$(5,946)	$(64)	$(1,071)	$(7,081)
Intercompany	(162)	(95)	257	-
Taxes:
Income tax authorities	$13	$-	$(560)	$(547)
Intercompany	638	-	(638)	-

*
Includes payment of FRBNY Credit Facility accrued compounded interest of $4.7 billion in the first quarter of 2011.

American International Group, Inc. (As Guarantor) supplementary disclosure of non-cash activities:

Six Months Ended June 30, (in millions)	2012	2011

Intercompany non-cash financing and investing activities:
Capital contributions in the form of bond available for sale securities	$959	$-
Return of capital and dividend received in the form of cancellation of intercompany loan	9,303	-
in the form of bond trading securities	3,320	3,668
Intercompany loan receivable offset by intercompany payable	-	18,284
Other capital contributions – net	339	292

84            AIG 2012 Form 10-Q

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

    It is possible that AIG's actual results and financial condition will differ, possibly materially, from the results and financial condition indicated in these projections, goals, assumptions and statements. Factors that could cause AIG's actual results to differ, possibly materially, from those in the specific projections, goals, assumptions and statements include:

  •
  actions by credit rating agencies;

  •
  changes in market conditions;

  •
  the occurrence of catastrophic events;

  •
  significant legal proceedings;

  •
  the timing of, and the applicable requirements of, any new regulatory framework to which AIG becomes subject;

  •
  concentrations in AIG's investment portfolios, including its municipal bond portfolio;

  •
  judgments concerning casualty insurance underwriting and reserves;

  •
  judgments concerning the recognition of deferred tax assets;

AIG 2012 Form 10-Q            85

American International Group, Inc.

  •
  judgments concerning deferred policy acquisition costs (DAC) recoverability;

  •
  judgments concerning the recoverability of aircraft values in ILFC's fleet; and

  •
  such other factors as are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and discussed throughout Part II, Item 7. MD&A and in Part I, Item 1A. Risk Factors of AIG's Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 and Amendment No. 2 on Form 10-K/A filed on February 27, 2012 and March 30, 2012, respectively, and discussed throughout Exhibit 99.2, MD&A of AIG's Current Report on Form 8-K filed on May 4, 2012 (collectively, the 2011 Annual Report).

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

USE OF NON-GAAP MEASURES

    Throughout this MD&A, AIG presents its operations in the way it believes will be most meaningful, representative, and most transparent. Certain of the measurements used by AIG management are "non-GAAP financial measures" under Securities and Exchange Commission (SEC) rules and regulations.

    Management believes that the measures described at Results of Operations — Segment Results enhance the understanding of the underlying profitability of the ongoing operations of the businesses and allow for more meaningful comparisons with AIG's insurance competitors. Reconciliations of these measures to pre-tax income or unadjusted ratios, the most directly comparable measurements derived from accounting principles generally accepted in the United States (GAAP), are included in Results of Operations — Segment Results.

EXECUTIVE OVERVIEW

    This executive overview of this MD&A highlights selected information and may not contain all of the information that is important to current or potential investors in AIG's securities. This Quarterly Report on Form 10-Q should be read in its entirety, together with the 2011 Annual Report, for a complete description of events, trends and uncertainties as well as the capital, liquidity, credit, operational and market risks, and the critical accounting estimates affecting AIG and its subsidiaries.

    AIG reports its results of operations as follows:

  •
  Chartis — Chartis offers property and casualty insurance products and services to businesses and individuals worldwide. Commercial insurance products for large and small businesses are primarily distributed through insurance brokers. Major lines of business include casualty, property, financial lines and specialty (including aerospace, environmental, surety, marine, trade credit and political risk insurance). Consumer insurance products are distributed to individual consumers or groups of consumers through insurance brokers, agents, and on a direct-to-consumer basis. Consumer insurance products include accident & health (A&H) and personal lines insurance. In addition, Fuji Fire & Marine Insurance Company Limited (Fuji) in Japan offers life insurance products through Fuji Life Insurance Company (Fuji Life), which are included in A&H.

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

86            AIG 2012 Form 10-Q

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

PRIOR PERIOD REVISIONS

    Prior period amounts have been revised to reflect the following:

Accounting for Deferred Acquisition Costs

    As discussed in Note 2 to the Consolidated Financial Statements, AIG retrospectively adopted an accounting standard on January 1, 2012 that amended the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts.

Changes in Fair Value of Derivatives

    To align the presentation of Changes in fair value of derivatives with changes in the administration of AIG's derivatives portfolio, changes were made to the presentation within the Consolidated Statement of Operations for activity where Global Capital Markets executes transactions with third parties on behalf of AIG subsidiaries. Specifically, derivative activity where AIGFP is an intermediary for AIG subsidiaries, which historically has been reported in Other income, has been reclassified to Net realized capital gains (losses). Prior period amounts were reclassified to conform to the current period presentation.

The impact to AIG shareholders' equity and Net income (loss) attributable to AIG previously reported in 2011 is summarized below:

At December 31, (in millions)	2011

AIG shareholders' equity as previously reported	$104,951
Impact of adoption of new standard on AIG Shareholders' equity	(3,413)

AIG shareholders' equity as currently reported	$101,538

(in millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Net income attributable to AIG as previously reported	$1,840	$2,109
Impact of adoption of new standard on Net income attributable to AIG	(4)	1,024

Net income attributable to AIG as currently reported	$1,836	$3,133

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

AIG 2012 Form 10-Q            87

American International Group, Inc.

 FINANCIAL OVERVIEW

    Income from continuing operations before income taxes was $1.8 billion for both the three months ended June 30, 2012 and 2011, and reflected the following:

  •
  pre-tax income from insurance operations of $1.7 billion and $1.6 billion in the three months ended June 30, 2012 and 2011, respectively;

  •
  a decrease in fair value of AIG's interest in AIA Group Limited (AIA) ordinary shares of $493 million in the three months ended June 30, 2012, compared to an increase in fair value of $1.5 billion in the three months ended June 30, 2011;

  •
  an increase in fair value of AIG's interest in ML III of $1.3 billion in the three months ended June 30, 2012 based in part on sales of ML III assets by the Federal Reserve Bank of New York (the FRBNY) in the second quarter of 2012, compared to a decrease in fair value of $667 million in the three months ended June 30, 2011; and

  •
  an increase in estimated litigation liability of approximately $719 million for the three months ended June 30, 2012 based on developments in several actions.

    Income from continuing operations before income taxes was $6.3 billion for the six months ended June 30, 2012 compared to $484 million for the same period in 2011, primarily driven by the following:

  •
  pre-tax income from insurance operations of $3.5 billion in the six months ended June 30, 2012, compared to $2.2 billion in the six months ended June 30, 2011, which included catastrophe losses of $2.3 billion, largely arising from the Great Tohoku Earthquake & Tsunami in Japan (the Tohoku Catastrophe);

  •
  increases in fair value of AIG's interest in AIA ordinary shares of $1.3 billion and $2.6 billion in the six months ended June 30, 2012 and 2011, respectively;

  •
  increases in fair value of AIG's interest in ML III of $2.6 billion and $0.1 billion in the six months ended June 30, 2012 and 2011, respectively;

  •
  an increase in estimated litigation liability of approximately $727 million for the six months ended June 30, 2012 based on developments in several actions; and

  •
  a $3.3 billion charge, primarily consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the credit facility provided by the FRBNY(the FRBNY Credit Facility) in 2011.

    Pre-tax income from insurance operations reflected Chartis' continued benefit from growth in higher value lines and geographies and improving pricing trends. Chartis results included net prior year adverse development of $137 million and $184 million in the three and six months ended June 30, 2012, respectively. Chartis is benefiting from higher interest income on fixed maturity securities driven by the redeployment of excess cash and short-term investments into longer term investments, the implementation of Chartis' investment strategy to reduce its concentration in non-taxable municipal instruments and increase higher yielding corporate and structured securities and an increase in maturing life settlement policies

    SunAmerica is benefiting from its broad portfolio of innovative products, diverse and strong distribution relationships, and continued discipline in product pricing. SunAmerica 2012 results also benefited, in comparison, from the reinvestment of cash in 2011 and increase in base yields. Partially offsetting SunAmerica's improvements were lower returns from hedge funds and private equity investments.

88            AIG 2012 Form 10-Q

American International Group, Inc.

 CAPITAL RESOURCES AND LIQUIDITY

    In the first six months of 2012, AIG paid down in full the remaining preferred interests in the AIA Group Limited (AIA) special purpose vehicle (the AIA SPV, and such interests, the AIA SPV Preferred Interests) held by the Department of the Treasury. In addition, the Department of the Treasury, as selling shareholder, completed two registered public offerings in March 2012 (the March Offering) and May 2012 (the May Offering, and together with the March Offering, the Equity Offerings) of AIG common stock, par value $2.50 per share (AIG Common Stock).

    In the March Offering, the Department of the Treasury sold approximately 207 million shares of AIG Common Stock for aggregate proceeds of approximately $6.0 billion. AIG purchased approximately 103 million shares of AIG Common Stock in the March Offering at the initial public offering price of $29.00 per share for an aggregate purchase amount of approximately $3.0 billion.

    In the May Offering, the Department of the Treasury sold approximately 189 million shares of AIG Common Stock for aggregate proceeds of approximately $5.7 billion. AIG purchased approximately 66 million shares of AIG Common Stock in the May Offering at the initial public offering price of $30.50 per share for an aggregate purchase amount of approximately $2.0 billion.

    As a result of the Department of the Treasury's sale of AIG Common Stock and AIG's purchase of shares in the Equity Offerings, ownership by the Department of the Treasury was reduced from approximately 77 percent to approximately 61 percent of the AIG Common Stock outstanding after the completion of the May Offering.

    AIG expects that the Department of the Treasury will seek to further reduce its ownership interest in AIG over time through additional secondary offerings or open market sales. Depending upon market conditions, available capital resources and liquidity, and any repurchase authorization then available, AIG may determine to participate as a purchaser in such secondary offerings.

    See Note 1 to the Consolidated Financial Statements and Capital Resources and Liquidity — Liquidity of Parent and Subsidiaries herein for further discussion and other capital resources and liquidity developments.

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

AIG 2012 Form 10-Q            89

American International Group, Inc.

 REGULATORY

    On October 18, 2011, the Financial Stability Oversight Council (the FSOC) published a second notice of proposed rulemaking and related interpretive guidance under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) regarding the designation of non-bank systemically important financial institutions (SIFIs). On April 3, 2012, the FSOC formally adopted the rule in substantially the same form as proposed. The rule sets forth a three-stage determination process for designating non-bank SIFIs. In Stage 1, FSOC would apply a set of uniform quantitative thresholds to identify the nonbank financial companies that will be subject to further evaluation. AIG expects that the FSOC will make its Stage 1 identifications before the end of 2012. Based on its financial condition as of June 30, 2012, AIG would meet the criteria in Stage 1 and would be subject to further evaluation by the FSOC in the SIFI determination process. Because Stages 2 and 3 would involve qualitative judgment by the FSOC, AIG cannot predict whether it would be designated as a non-bank SIFI under the rule.

    The SEC and the CFTC have adopted final rules defining major swap participant for purposes of Title VII of Dodd-Frank. The definitions contain quantitative tests to be applied on a quarterly basis. Based on these quantitative tests and the existing size of AIGFP's swap portfolio, it appears that both AIGFP and AIG Parent, as a guarantor of AIGFP's swaps, may need to register as major swap participants. However, interpretational issues remain with respect to the final rules, including the treatment of stable value contracts and the extra-territorial scope of the rules, and the precise time when the quantitative tests must be applied is uncertain. Accordingly, depending on the exact timing of the testing and the size of AIGFP's swap portfolio at that time, AIGFP and AIG Parent may not meet the quantitative tests for registration. If AIGFP and AIG Parent are required to register as major swap dealers, they will become subject to derivative transaction clearing, execution and reporting requirements, capital and margin requirements and business conduct rules.

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

    In March 2011, federal regulators, as required by Dodd-Frank, issued a proposed risk retention rule that included a definition of a Qualified Residential Mortgage (QRM) in respect of which issuers of asset-backed securities would not be subject to certain risk retention requirements. The QRM definition included, among other standards, a maximum loan-to-value ratio (LTV) of 80 percent for a home purchase transaction. The LTV is calculated without imputing any benefit from private mortgage insurance coverage that may be purchased for that loan. The final regulations could adversely impact UGC's volume of domestic first-lien new insurance written, depending on the final definition of a QRM, the maximum LTV allowed and the benefit, if any, ascribed to private mortgage insurance. In July 2012, federal regulators indicated that the final QRM regulations will not be issued until after the Consumer Financial Protection Bureau finalizes the Qualified Mortgage standards, expected sometime in 2013.

90            AIG 2012 Form 10-Q

American International Group, Inc.

 CHARTIS

    Chartis expects that the current low interest rate environment and ongoing uncertainty in global economic conditions will continue to negatively impact financial results through at least the next 12 months, although improving trends in certain key indicators may offset the effect of some of these challenges. Beginning in the second quarter of 2011, Chartis has observed positive pricing trends, particularly in its U.S. commercial business. Chartis expects that expansion in certain growth economies will trend higher than in developed countries, albeit at reduced levels than had been expected previously due to revised economic assumptions for some of these nations.

Strategy

    Chartis continues to make progress with its strategy to grow higher value and less capital intensive lines of business, and to implement corrective actions on underperforming businesses. Management reviews each of the businesses to evaluate their contribution to overall performance objectives.

    Chartis seeks to provide value for people and businesses worldwide through the identification and efficient management of risk. In pursuing this mission and growing its intrinsic value, Chartis has established strategic initiatives in several key areas. Initiatives in these areas are helping Chartis direct its capital and resources to optimize financial results, while acknowledging that performance in these areas may vary from quarter to quarter depending on local market conditions, such as pricing and the effects of foreign exchange rates or changes in the investment environment.

  •
  Business Mix Shift — Chartis seeks to continue to diversify its business portfolio, while retaining the flexibility to capitalize on sustainable profit in products and geographies of opportunity. Chartis believes that there is an opportunity to shift its current mix of business toward growth economy nations, such as China, India and Brazil, among others, and to higher value lines such as consumer business and less commoditized commercial lines.

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

  •
  Consumer Insurance continues to grow its net premiums written in key markets and to expand internationally, particularly in growth economy nations. Consumer Insurance growth strategies span multiple distribution channels and include direct to consumer, agent, broker and affinity groups. In the Asia Pacific region, the acquisition of Fuji enables the continued introduction of a breadth of products across its distribution channels and customer base. In the Americas region, Consumer Insurance continues to focus its growth in niche areas, such as the high net worth market, geographic expansion in Latin America, and the implementation of a strategic group benefits partnership with American General Life Companies (American General). In the EMEA region, management expects modest growth and will continue to focus on profitable underwriting performance.

  •
  Underwriting Excellence — Chartis is implementing enhanced pricing, risk selection and account management tools, and marketing analytics that it believes enable underwriters to better select and price risks. Further changes include greater actuarial involvement in product pricing and attachments, widespread utilization of pricing and predictive models, policy form changes, increased policy exclusions and fewer multi-year policies being offered. In 2011, as part of its ongoing initiatives to reduce exposure to capital intensive long-tail lines, Chartis ceased to actively write Excess Workers' Compensation business on a stand-alone basis. Based on this decision, Chartis includes this legacy line of business in Chartis Other.

AIG 2012 Form 10-Q            91

American International Group, Inc.

  •
  Claims Best Practices — Chartis is continuing to focus on reducing the costs associated with claims by improving the effectiveness and efficiency in servicing its customers, thus improving its loss ratio. Chartis is placing emphasis on streamlining its claims operations, implementing effective technology and processes and the use of fraud detection tools to create a competitive advantage. Analyzing actuarial, underwriting, claims and legal data is helping Chartis develop its knowledge of the structural drivers of losses and improve pricing. Chartis is addressing these loss drivers proactively to mitigate their impact on reserve development and legal costs. Current accident year loss ratios have started to improve and Chartis expects this trend to continue.

  •
  Expense Discipline — To achieve expense reductions, Chartis plans to take advantage of its global footprint to improve efficiencies and expand the use of shared services to support regional businesses in strategic locations, reduce use of external services and negotiate preferred rates with vendors. As a result of the business mix shift to consumer products, higher value commercial products, and the investment in growth economy nations, policy acquisition expenses are expected to increase in the next 12 months. Chartis expects, however, that these changes will ultimately help generate business with more favorable underwriting results. Chartis continues to make strategic investments in systems processes and talent worldwide, which will increase expenses in the short-term, but should create additional value and greater efficiency in the future.

Capital Deployment

    In 2012, Chartis expects to continue to execute capital management initiatives by enhancing broad-based risk tolerance guidelines for its operating units, executing underwriting strategies, implementing its global reinsurance strategy to improve capital ratios, increasing return on equity by line of business and reducing exposure to businesses with inadequate pricing and increased loss trends.

    Chartis continues to streamline its legal entity structure, to enhance transparency with regulators and optimize capital and tax efficiency. In 2012, Chartis completed 25 legal entity and branch restructuring transactions. In preparation for Solvency II compliance, on December 1, 2011, Chartis Ireland was merged into Chartis Europe Limited as the first step towards achieving a single Pan-European insurance carrier that will simplify the legal entity structure in Europe by the end of 2012, subject to regulatory approval.

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

SUNAMERICA

    SunAmerica continues to pursue its goals of (i) expanding the breadth and depth of its distribution relationships, (ii) introducing innovative new products and product enhancements, (iii) disciplined life insurance underwriting and matching of assets and liability durations, (iv) maintaining a high quality investment portfolio and strong statutory surplus, (v) proactively managing expenses and, (vi) subject to regulatory approval, continuing to make distributions to AIG Parent. SunAmerica expects to continue to make progress on all of these efforts for the remainder of 2012.

Business Environment

  •
  Effect of low interest rates — SunAmerica's businesses and the life and annuity industry in general continue to be affected by the current low interest rate environment. Low interest rates can affect the recoverability

92            AIG 2012 Form 10-Q

American International Group, Inc.

    and amortization rate of deferred acquisition costs (DAC). Continued low interest rates also put pressure on long-term investment returns, negatively affect future sales of interest rate-sensitive products and reduce future profits. Products such as payout annuities and traditional life insurance that are not rate-adjustable may require increases in reserves if changes in estimates of future investment returns result in projected future losses. SunAmerica would not expect a DAC unlocking or an increase in reserves due to loss recognition in 2012 solely as a result of the low interest rate environment. However, because of the long-term nature of certain contracts for which reserving assumptions are established upon issuance of the contracts, small changes in certain of the original assumptions, particularly estimates of future invested asset returns, may cause large changes in the amount of reserve adequacy. In conjunction with the development of prudent and feasible programs that resulted in the utilization of capital loss carryforwards, in the first six months of 2012, SunAmerica sold approximately $8.9 billion of investments. These sales resulted in capital gains which enhanced statutory capital and effectively transferred $548 million of shadow loss recognition to actual loss recognition. Additional sales of such securities that would result in capital gains are contemplated for the remainder of 2012, which could result in additional loss recognition or reserve increases in future periods. See Results of Operations — Segment Results — SunAmerica Operations.

  •
  Equity market volatility — Declines in the equity markets may result in higher reserves for variable annuity guarantee features and equity market volatility can affect the recoverability and amortization rate of DAC. In amortizing DAC, value of new business acquired (VOBA) and sales inducement assets (SIA), SunAmerica uses a reversion to the mean methodology to account for fluctuations in separate account returns for its variable annuity business. Positive separate account returns could trigger a favorable unlocking, where the reversion to the mean assumption is reset. No unlocking is currently anticipated for 2012 solely as the result of positive market returns.

Organizational Realignment

    On April 12, 2012, SunAmerica announced several key organizational structure and management changes intended to better serve the organization's distribution partners and customers. Key aspects of the new structure are distinct product divisions, shared annuity and life operations platforms and a unified all-channel distribution organization with access to all SunAmerica products. Beginning in 2013, SunAmerica expects to modify its presentation of results when organizational changes are implemented and all prior periods' presentations will be conformed.

    SunAmerica intends to continue its efforts to consolidate its regulated insurance companies to implement a more efficient legal entity structure, while continuing to market products and services under currently existing brands. At the conclusion of this legal entity consolidation initiative, SunAmerica expects to reduce the number of its operating life insurance legal entities to three. Subject to receiving all necessary regulatory approvals, these legal entity mergers are targeted to be effective as of December 31, 2012.

Variable Annuities

    SunAmerica variable annuity sales increased due to access to broad distribution, including several new distributors and reinstatement in SunAmerica's largest pre-financial crisis distribution partner, as well as its innovative product offerings. In addition, several competitors have scaled back or ceased selling variable annuity products in 2012. As a result of a broad distribution network and a more favorable competitive environment, SunAmerica expects variable annuity sales to remain strong in 2012.

    SunAmerica has a dynamic hedging program designed to manage economic risk exposure associated with changes in the fair value of embedded derivative liabilities contained in certain variable annuity contracts, caused by changes in the equity markets, interest rates and market implied volatilities. SunAmerica substantially hedges its exposure to equity markets. However, due to regulatory capital considerations, a significant portion of SunAmerica's interest rate exposure is unhedged. In the first quarter of 2012, SunAmerica began purchasing U.S. Treasury bonds as a capital-efficient strategy to reduce this interest rate risk exposure over time. In addition, in

AIG 2012 Form 10-Q            93

American International Group, Inc.

2010 SunAmerica indexed living benefit fees to market volatility as measured by the Chicago Board Options Exchange Volatility Index (VIX), reducing SunAmerica's exposure to changes in market volatility. Beginning in 2012, SunAmerica launched a new product offering with a volatility-controlled fund, which further reduces SunAmerica's risk related to market volatility while offering a competitive benefit. The volatility-controlled fund seeks capital appreciation and current income while managing net equity exposure by investing a portion of SunAmerica's assets in accordance with a strategy designed to reduce the effects of volatility.

Fixed Annuities

    Changes in the interest rate environment affect the relative attractiveness of fixed annuities compared to alternative products. As a result of the current low interest rate environment, fixed annuity sales in the first six months of 2012 were significantly below 2011 levels. If the low interest rate environment continues, SunAmerica expects its fixed annuities sales (including deposits into fixed options within variable annuities sold in group retirement markets) to continue to decline for the remainder of 2012.

Life Insurance

    SunAmerica's strategic focus for mortality-based products includes disciplined underwriting, active expense management and product innovation. SunAmerica's distribution strategy is to grow new sales by strengthening the core retail independent and career agent distributor channels and expanding its market presence. In addition, SunAmerica is enhancing its service and technology platform through the consolidation of its life operations and administrative systems. These efforts are expected to result in an improved service delivery model and a more efficient operating platform over time.

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

    As of June 30, 2012, the majority of assets backing insurance liabilities consisted of intermediate- and long-term fixed maturity securities. SunAmerica generally purchases assets with the intent of matching expected maturities of the insurance liabilities. An extended low interest rate environment may result in a lengthening of maturities from initial estimates, primarily due to lower lapses. Opportunistic investments in structured securities continue to be made in order to improve yields, increase net investment income and help to offset the impact of the lower interest rate environment.

    SunAmerica's annuity and universal life products were designed with contractual provisions that allow crediting rates to be reset at pre-established intervals subject to minimum crediting rate guarantees. Therefore, on new business currently written, as well as on in-force business above minimum guarantees, SunAmerica has adjusted, and will continue to adjust, crediting rates in order to maintain targeted interest rate spreads.

    New fixed annuity sales have declined in the first six months of 2012 relative to the same period in 2011, as consumers appeared reluctant to purchase such annuities at the relatively lower crediting rates offered. However, even in the current interest rate environment, SunAmerica continues to pursue new sales at targeted interest rate spreads. These annuity products generally have minimum interest rate guarantees of 1 percent. Universal life insurance interest rate guarantees are generally 2 to 3 percent on new non-indexed products and 1 percent on new indexed products, and are designed to be sufficient to meet targeted interest spreads.

    As a result of these actions, SunAmerica estimates that if interest rates remain at or near current levels through the end of 2013, full year 2012 and 2013 pre-tax operating income will not be materially impacted. The effect would increase modestly in 2014.

94            AIG 2012 Form 10-Q

American International Group, Inc.

    As indicated in the table below, approximately 56 percent of SunAmerica's annuity and universal life account values are at their minimum crediting rates as of June 30, 2012, an increase from 45 percent at December 31, 2011 due to continued spread management actions taken through crediting rate changes. These products have minimum guaranteed interest rates as of June 30, 2012 ranging from 1.0 percent to 5.5 percent, with the higher rates representing guarantees on older products.

The following table presents account values by range of current minimum guaranteed interest rates and current crediting rates for SunAmerica's universal life and deferred fixed annuity products and fixed account options of variable annuity products:

	Current Crediting Rates
June 30, 2012 Contractual Minimum Guaranteed Interest Rate Account Values (in millions)	At Contractual Minimum Guarantee	1 - 50 Basis Points Above Minimum Guarantee	More than 50 Basis Points Above Minimum Guarantee	Total

Universal life insurance
1%	$12	$-	$9	$21
> 1% - 2%	-	-	232	232
> 2% - 3%	92	198	1,538	1,828
> 3% - 4%	2,120	236	1,589	3,945
> 4% - 5%	4,415	81	198	4,694
> 5% - 5.5%	320	3	5	328

Subtotal	$6,959	$518	$3,571	$11,048

Fixed annuities
1%	$569	$2,385	$6,366	$9,320
> 1% - 2%	3,435	8,149	11,752	23,336
> 2% - 3%	27,740	3,381	7,232	38,353
> 3% - 4%	12,557	1,931	573	15,061
> 4% - 5%	8,123	-	7	8,130
> 5% - 5.5%	243	-	5	248

Subtotal	$52,667	$15,846	$25,935	$94,448

Total	$59,626	$16,364	$29,506	$105,496

Percentage of total	56%	16%	28%	100%

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

    Challenges in the global economy, including the European sovereign debt crisis, political uncertainty in the Middle East, and sustained higher fuel prices, have negatively impacted many airlines' profitability, cash flows and liquidity, and increased the probability that some airlines, including ILFC customers, will cease operations or file for bankruptcy. During the first six months of 2012, ILFC has had six lessees cease operations or file for bankruptcy (or its equivalent) and these lessees returned 45 aircraft to ILFC. As of July 24, 2012, 31 aircraft have been committed to new leases, 10 have been or are intended for part-out, one has been sold and three remain to be re-leased. Most of ILFC's lessees, like much of the international airline industry, are not publicly rated and are rated internally non-investment grade by AIG. Future events, including a prolonged recession, ongoing uncertainty

AIG 2012 Form 10-Q            95

American International Group, Inc.

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

OTHER OPERATIONS

Mortgage Guaranty

    The following will continue to affect results in 2012:

  •
  Market developments — UGC believes it is a market leader in the mortgage insurance industry with a differentiated risk-based pricing model producing new high quality business. The withdrawal of certain competitors from the market during 2011 combined with the differentiation strategy that UGC implemented in late 2010 and early 2011 has positioned UGC to take advantage of market opportunities. UGC is continuing to execute this strategy during 2012. In the first six months of 2012, UGC increased pricing nationally by approximately 3.5 percent and will continue to review its new business pricing relative to changes in the market to ensure that the price of coverage is commensurate with the level of risk being underwritten.

  •
  Delinquent inventory review — Beginning in the third quarter of 2011 and continuing into the second quarter of 2012, UGC requested that lenders file claims, in accordance with the terms of the respective master policies, on approximately 20,000 accounts that had been delinquent approximately 24 months or more and were not expected to be cured. Many of these delinquencies were the result of the foreclosure moratorium discussed below. Through June 30, 2012, UGC received responses to approximately 88 percent of these requests. The claims arising from these requests have resulted in coverage rescissions and claim denials at levels higher than previously experienced. UGC has considered these higher levels of rescissions and denials and the potential for higher levels of overturns in estimating its reserves for loss and loss adjustment expenses. Over the remainder of 2012, reserve development and premium refunds associated with these claim requests will continue to impact the business, especially in the third quarter of 2012 when UGC expects overturn activity related to these delinquencies to be at its highest. UGC continues to monitor and review the status of these requests and plans to contact lenders on an ongoing basis regarding additional delinquencies that meet these criteria. Under the terms of these master policies, if a claim is not submitted within a year of UGC's request, the lender would no longer be able to file a claim.

  •
  Foreclosure delays — Since 2010, a variety of servicing practices have come to light that have delayed the foreclosure process in many states. Some of these practices, such as the "robo-signing" of affidavits in judicial foreclosures, have resulted in government investigations into lenders' foreclosure practices. These developments have slowed the reporting of foreclosures, which has in turn slowed the filing of mortgage insurance claims and increased the uncertainty surrounding the determination of the liability for losses and loss adjustment expenses. UGC's assumptions regarding future foreclosures on current delinquencies take into consideration this trend, although significant uncertainty remains surrounding the determination of the liability for unpaid claims and claims adjustment expenses. UGC expects that this trend may continue for the remainder of 2012 and may negatively affect UGC's future financial results. Final resolution of these issues is uncertain and UGC cannot reasonably estimate the ultimate financial impact that any resolution, individually or collectively, may have on its future results of operations or financial condition. As discussed above, UGC has requested that lenders file claims on delinquent loans before foreclosure proceedings have commenced in an effort to reduce the uncertainty surrounding these issues. UGC expects to continue this practice as long as significant delays in reporting foreclosures continue.

Global Capital Markets

    The remaining AIGFP portfolio continues to be wound down and is managed opportunistically, consistent with AIG's risk management objectives. The portfolio consists of interest rate, currency, commodity, and equity

96            AIG 2012 Form 10-Q

American International Group, Inc.

derivatives primarily to hedge trades with AIG affiliates and to further AIG's risk management objectives. Additionally, AIGFP has a credit default swap portfolio being managed for maximum economic benefit and limited risk. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions AIG believes are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

    The overall hedging activity for AIG and its operating companies will be executed primarily by Global Capital Markets (GCM) through AIG Markets.

Direct Investment Book

    MIP assets and liabilities and certain non-derivative assets and liabilities of AIGFP (collectively, the Direct Investment book or DIB) are currently managed collectively on a single program basis to limit the need for additional liquidity from AIG Parent.

    Program management is focused on winding down this portfolio over time, and reducing and managing its liquidity needs, including the need for contingent liquidity arising from collateral posting for debt positions of the DIB. As part of this program management, AIG may from time to time access the capital markets, subject to market conditions. In addition, AIG may seek to buy back debt or sell assets on an opportunistic basis, subject to market conditions.

    As further discussed in Note 5 to the Consolidated Financial Statements, AIG received substantial distributions from ML III subsequent to June 30, 2012. A portion of those proceeds were re-invested by the DIB in certain CDO securities sold in the auctions of ML III assets and AIG expects to receive approximately $1.9 billion in proceeds from auctions completed through July 31, 2012 by mid-August. The FRBNY has continued to auction the remaining ML III assets and any proceeds from further sales of ML III assets by the FRBNY will be allocated 67 percent to the FRBNY and 33 percent to AIG. Proceeds received by AIG from such sales may be reinvested in CDO securities sold by ML III.

    Including the amounts to be received from completed auctions, the DIB will have more than $5 billion of liquidity in excess of the amount that AIG believes is necessary to meet all of the DIB maturing liabilities even in stress scenarios, without having to liquidate DIB assets or rely on additional liquidity from AIG Parent.

    Certain non-derivative assets and liabilities of the DIB, including CDO securities purchased from ML III, are accounted for under the fair value option and thus operating results are subject to periodic market volatility.

Retained Interests

    Retained Interests may continue to experience volatility due to fair value gains or losses on the AIA ordinary shares and the retained interests in ML III. At June 30, 2012, AIG owned approximately 19 percent of the outstanding ordinary shares of AIA. A change of one Hong Kong dollar in AIA's share price would result in an approximate $300 million change in AIG's pre-tax income.

    AIG is restricted from selling any of its remaining AIA ordinary shares to third parties or entering into hedging transactions that might protect AIG against fluctuations in the value of its remaining interest in AIA until September 4, 2012. After that date, AIG expects to monetize its investment in AIA ordinary shares from time to time depending on market conditions, AIG's liquidity position and opportunities for cash redeployment.

AIG 2012 Form 10-Q            97

American International Group, Inc.

    AIG has incorporated into this discussion a number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q to assist readers seeking additional information related to a particular subject. The remainder of this MD&A is organized as follows:

98            AIG 2012 Form 10-Q

American International Group, Inc.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table presents AIG's condensed consolidated results of operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Revenues:
Premiums	$9,619	$9,898	(3)%	$19,080	$19,380	(2)%
Policy fees	674	682	(1)	1,365	1,366	-
Net investment income	4,481	4,464	-	11,586	10,033	15
Net realized capital gains (losses)	397	75	429	147	(660)	NM
Aircraft leasing revenue	1,123	1,134	(1)	2,279	2,290	-
Other income	829	427	94	1,109	1,710	(35)

Total revenues	17,123	16,680	3	35,566	34,119	4

Benefits, claims and expenses:
Policyholder benefits and claims incurred	7,769	8,086	(4)	14,871	17,045	(13)
Interest credited to policyholder account balances	1,064	1,114	(4)	2,133	2,220	(4)
Amortization of deferred acquisition costs	1,472	1,322	11	2,819	2,553	10
Other acquisition and insurance expenses	2,264	2,129	6	4,522	4,097	10
Interest expense	954	1,001	(5)	1,907	2,085	(9)
Aircraft leasing expenses	646	578	12	1,271	1,207	5
Net loss on extinguishment of debt	11	79	(86)	32	3,392	(99)
Other expenses	1,192	577	107	1,676	1,036	62

Total benefits, claims and expenses	15,372	14,886	3	29,231	33,635	(13)

Income from continuing operations before income tax expense (benefit)	1,751	1,794	(2)	6,335	484	NM
Income tax expense (benefit)	(593)	(296)	(100)	555	(522)	NM

Income from continuing operations	2,344	2,090	12	5,780	1,006	475
Income (loss) from discontinued operations, net of income tax expense (benefit)	(5)	(37)	86	8	2,548	(100)

Net income	2,339	2,053	14	5,788	3,554	63

Less: Net income attributable to noncontrolling interests	7	217	(97)	248	421	(41)

Net income attributable to AIG	$2,332	$1,836	27%	$5,540	$3,133	77%

    Significant factors affecting items for the three- and six-month periods ended June 30, 2012 and 2011 are discussed below.

Premiums and Policy Fees

    Premiums decreased in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011 primarily due to declines in Commercial Insurance, resulting from enhanced risk selection and the continued execution of strategic initiatives to improve pricing and loss ratios. These were partially offset by increases in Consumer Insurance, resulting from the business mix shift towards higher value lines and continued investment in the direct marketing channel.

    Policy fees decreased slightly in the three-and six month periods ended June 30, 2012 compared to the same periods in 2011 due to lower variable annuity living benefit fees.

AIG 2012 Form 10-Q            99

American International Group, Inc.

The following table summarizes the components of consolidated Net investment income:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Fixed maturity securities, including short-term investments	$3,180	$3,039	5%	$6,284	$5,730	10%
Change in fair value of ML II	-	(176)	NM	246	75	228
Change in fair value of ML III	1,306	(667)	NM	2,558	77	NM
Change in fair value of AIA securities including realized gain in 2012	(493)	1,521	NM	1,302	2,583	(50)
Change in the fair value of MetLife securities prior to their sale	-	-	NM	-	(157)	NM
Equity securities	21	16	31	32	34	(6)
Interest on mortgage and other loans	264	263	-	529	530	-
Alternative investments*	280	470	(40)	695	1,124	(38)
Mutual funds	(14)	12	NM	(6)	61	NM
Real estate	32	27	19	58	52	12
Other investments	62	76	(18)	167	168	(1)

Total investment income	4,638	4,581	1	11,865	10,277	15
Investment expenses	157	117	34	279	244	14

Net investment income	$4,481	$4,464	-%	$11,586	$10,033	15%

*
Includes hedge funds, private equity funds and affordable housing partnerships.

    Net investment income for the three months ended June 30, 2012 was consistent with the same period in 2011. The fair value of AIG's ML III interest increased in the current period compared to the three months ended June 30, 2011. This increase was offset by a decrease in the fair value of AIA securities in the current period compared to an increase in the prior period.

    Net investment income for the six months ended June 30, 2012 improved from the same period of 2011, primarily due to:

  •
  increases in the fair value of Maiden Lane II LLC (ML II), which made its final distribution in the first quarter of 2012, and fair value gains on AIG's ML III interest; and

  •
  higher income from fixed maturity securities and short-term investments attributable to higher average invested balances in connection with the redeployment of cash in the second quarter of 2011.

    The increases were partially offset by:

  •
  declines in the fair value of AIA securities as a result of AIG's reduced ownership compared to the same period in the prior year; and

  •
  declines in alternative investment income in 2012 due to lower equity market performance in 2012.

100            AIG 2012 Form 10-Q

American International Group, Inc.

Net Realized Capital Gains (Losses)

The following table summarizes the components of consolidated Net realized capital gains (losses):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Sales of fixed maturity securities	$852	$624	37%	$1,326	$757	75%
Sales of equity securities	13	37	(65)	461	140	229
Other-than-temporary impairments:
Severity	(10)	(13)	23	(14)	(21)	33
Change in intent	(2)	-	NM	(22)	(4)	(450)
Foreign currency declines	(1)	(3)	67	(6)	(5)	(20)
Issuer-specific credit events	(202)	(162)	(25)	(788)	(390)	(102)
Adverse projected cash flows	(1)	(3)	67	(4)	(16)	75
Provision for loan losses	24	(18)	NM	26	(35)	NM
Change in the fair value of MetLife securities prior to their sale	-	-	NM	-	(191)	NM
Foreign exchange transactions	184	(342)	NM	(48)	(1,030)	95
Derivative instruments	(398)	153	NM	(659)	372	NM
Other	(62)	(198)	69	(125)	(237)	47

Net realized capital gains (losses)	$397	$75	429	$147	$(660)	NM

    AIG recognized higher net realized capital gains in the three-month period ended June 30, 2012 compared to the same period in 2011 due to higher gains on the sales of fixed maturity securities, due in part to a program that resulted in the utilization of capital loss tax carryforwards in the SunAmerica operations, lower impairments on life settlement contracts, which are included in Other in the above table, and foreign exchange gains during the three-month period ended June 30, 2012, reflecting the strengthening of the U.S. dollar against the euro and the British pound. These gains were partially offset by the following:

  •
  derivative losses driven primarily by lower U.S. Treasury rates and the U.S. dollar strengthening against most foreign currencies; and

  •
  higher other-than-temporary impairments on equity investments, primarily Japanese insurance companies and partnerships.

    AIG recognized net realized capital gains in the six-month period ended June 30, 2012 compared to net realized capital losses in the same period in 2011 due to the following:

  •
  significantly higher gains on sales of fixed maturity securities, due in part to the capital loss tax carryforwards program discussed above, and equity securities, which included a $426 million gain on the sale of 35.7 million common units of The Blackstone Group L.P.;

  •
  foreign exchange losses during the six-month period ended June 30, 2011 primarily due to weakening of the U.S. dollar against the euro and the Swiss franc; and

  •
  lower impairments on life settlement contracts.

    These gains were partially offset by the following:

  •
  higher other-than-temporary impairments on RMBS;

  •
  higher other-than-temporary impairment on partnership portfolios and equity securities in Japan; and

  •
  derivative losses driven primarily by spread tightening and the U.S. dollar strengthening against foreign currencies.

AIG 2012 Form 10-Q            101

American International Group, Inc.

Aircraft Leasing Revenues and Expenses

    Aircraft leasing revenue decreased slightly in the three- and six-month periods ended June 30, 2012, primarily due to the impact of early returns of aircraft from bankrupt lessees and lower lease revenue earned on re-leased aircraft in its fleet and the limited delivery schedule of new aircraft over the past year, partially offset by an increase from the consolidation of AeroTurbine commencing in October 2011. In the second quarter of 2012, ILFC's average fleet size remained relatively stable compared to the corresponding period in 2011.

    ILFC recorded impairment charges, and fair value adjustments and lease-related charges of $75 million and $130 million in the three- and six-month periods ended June 30, 2012, respectively, compared to $42 million and $155 million in the three- and six-month periods ended June 30, 2011, respectively. See Segment Results — Aircraft Leasing Operations — Aircraft Leasing Results for additional information.

Other Income and Expenses

    The increase in Other income for the three-month period ended June 30, 2012 was driven by:

  •
  improvement in net credit valuation adjustments on the DIB assets and liabilities for which the fair value option was elected due to the tightening of counterparty credit spreads on assets and the widening of AIG's credit spreads on liabilities. For the three-month period ended June 30, 2012, a net credit valuation adjustment gain of $321 million was recognized compared to a net credit valuation adjustment gain of $16 million in the same period in 2011;

  •
  improvement in unrealized market valuations related to the super senior CDS portfolio primarily from CDS transactions written on multi-sector CDOs driven by price movements and amortization within the CDS portfolio. For the three-month period ended June 30, 2012, an unrealized market valuation gain of $57 million was recognized compared to an unrealized market valuation loss of $94 million in the same period in 2011; and

  •
  gains recognized upon unwinding certain transactions in the amount of $118 million.

    The decrease in Other income for the six-month period ended June 30, 2012 was driven by:

  •
  a decline in net credit valuation adjustments on the DIB assets and liabilities for which the fair value option was elected due to the adverse impact of tightening of AIG's credit spreads on liabilities carried at fair value. For the six-month period ended June 30, 2012, a net credit valuation adjustment gain of $130 million was recognized compared to a net credit valuation adjustment gain of $316 million in the same period of 2011;

  •
  a decline in net credit valuation adjustments on the GCM derivative assets and liabilities due to a tightening of AIG's credit spreads relative to those of its counterparties. For the six-month period ended June 30, 2012, a net credit valuation adjustment loss of $76 million was recognized compared to a net credit valuation adjustment gain of $26 million in the same period of 2011; and

  •
  a decline in unrealized market valuations related to the super senior CDS portfolio primarily from CDS transactions written on Corporate debt/CLOs driven by price movements within the CDS portfolio. For the six-month period ended June 30, 2012, an unrealized market valuation gain of $197 million was recognized compared to an unrealized market valuation gain of $229 million in the same period of 2011.

    In addition, Other income decreased in the three and six months ended June 30, 2012, due to lower gains on real estate dispositions and equity losses on real estate investments.

    Other expenses increased in the three and six months ended June 30, 2012 due to an increase in estimated litigation liability during the second quarter of 2012 of approximately $719 million, partially offset by lower restructuring and pension expenses.

102            AIG 2012 Form 10-Q

American International Group, Inc.

Policyholder Benefits and Claims Incurred

    Policyholder benefits and claims incurred decreased in the three- and six-month periods ended June 30, 2012 as a result of lower catastrophe losses for Chartis in 2012 compared to 2011, primarily due to the U.S. tornadoes in the second quarter of 2011 and the Tohoku Catastrophe in Japan and earthquakes in New Zealand in the first quarter of 2011. The results for the three- and six-month periods ended June 30, 2011 also include a provision of approximately $100 million in estimated reserves for incurred but not reported death claims in conjunction with the use of the Social Security Death Master File to identify potential claims not yet presented.

Other Acquisition and Insurance Expenses

    Amortization of deferred acquisition costs increased in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011 primarily due to Chartis' continued strategy to grow the higher margin Consumer Insurance business, which carries higher acquisition costs than Commercial Insurance, and change its mix of business within Commercial and Consumer Insurance to more profitable lines with higher acquisition costs.

    Other acquisition and insurance expenses increased in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011 due to increases in bad debt expense, direct marketing expense, compensation expense and expenses related to strategic initiatives for Chartis, and as a result of a decrease in the benefit from the amortization of VOBA liabilities arising from the Fuji acquisition.

Interest Expense

    Interest expense decreased in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011 primarily as a result of a net reduction in outstanding debt. Interest expense on the FRBNY Credit Facility was $72 million in 2011 through the date of termination, including amortization of the prepaid commitment fee asset of $48 million.

Loss on Extinguishment of Debt

    The decline in loss on extinguishment of debt reflects the effect of the $3.3 billion charge for the six-month period ended June 30, 2011 consisting of the accelerated amortization of the remaining prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility.

Income Taxes

Interim Tax Calculation Method

    AIG uses the estimated annual effective tax rate method in computing its interim tax provision. Certain items, including those deemed to be unusual, infrequent or that cannot be reliably estimated, are excluded from the estimated annual effective tax rate. In these cases, the actual tax expense or benefit applicable to those items is treated discretely, and is reported in the same period as the related item. For the three and six-month periods ended June 30, 2012, the tax effects of the gains on ML II and certain dispositions, including a portion of the ordinary shares of AIA and common units of The Blackstone Group L.P., as well as certain actual gains on SunAmerica's available-for-sale securities were treated as discrete items. Those changes in the valuation allowance, which were reflected in the three- and six-month periods ended June 30, 2012 were also treated as discrete items.

Interim Tax Expense (Benefit)

    For the three- and six-month periods ended June 30, 2012, the effective tax rates on pretax income from continuing operations were (33.8) and 8.8 percent, respectively. The effective tax rates for the three- and six-month periods ended June 30, 2012, attributable to continuing operations differ from the statutory tax rate of 35 percent primarily due to tax effects associated with tax exempt interest income and investments in partnerships,

AIG 2012 Form 10-Q            103

American International Group, Inc.

adjustments to the tax bases of certain foreign aircraft leases and a decrease in the life-insurance-business capital loss carryforward valuation allowance. These items were partially offset by changes in uncertain tax positions.

    For the three- and six-month periods ended June 30, 2011, the effective tax rates on pretax income from continuing operations were (16.5) and (108.1) percent, respectively. The effective tax rates for the three- and six-month periods ended June 30, 2011, attributable to continuing operations differed from the statutory rate of 35 percent primarily due to a decrease in the valuation allowance attributable to continuing operations for the U.S. consolidated income tax group, tax effects associated with tax exempt interest income, investments in partnerships, and changes in uncertain tax positions.

    See Note 12 to the Consolidated Financial Statements for additional information.

Discontinued Operations

    Results from discontinued operations for the six months ended June 30, 2011 include a pre-tax gain of $3.5 billion on the sale of AIG Star Life Insurance Co., Ltd. (AIG Star) and AIG Edison Life Insurance Company (AIG Edison). See Note 13 to the Consolidated Financial Statements for further discussion.

SEGMENT RESULTS

    AIG presents and discusses its financial information using the following measures, which it believes are most meaningful to its financial statement users:

  •
  Chartis —

  •
  Operating income (loss). During the first quarter of 2012, AIG revised the non-GAAP measure for Chartis to operating income (loss), which includes both underwriting income and investment income, but not net realized capital gains (losses) or other income (expense);

  •
  Accident year loss ratio, as adjusted, which is the loss ratio excluding catastrophe losses, reinstatement premiums, prior year development, net of premium adjustments and the impact of discount;

  •
  Accident year combined ratio, as adjusted, which is the combined ratio excluding catastrophe losses, reinstatement premiums, prior year development, net of premium adjustments, and the impact of discount;

  •
  SunAmerica — Operating income (loss). During the first quarter of 2012, AIG revised its definition of operating income (loss) to exclude changes in the fair value of fixed maturity securities designated to hedge living benefit liabilities, and changes in benefit reserves related to net realized capital gains (losses). In addition to the above items, SunAmerica also excludes net realized capital gains (losses) and the related DAC, VOBA and SIA amortization from Operating income (loss);

  •
  Aircraft Leasing — Operating income (loss), which is pre-tax income (loss) before net realized capital gains (losses); and

  •
  Mortgage Guaranty — Underwriting profit (loss), which is income (loss) before net investment income and net realized capital gains (losses).

    Results from discontinued operations are excluded from these measures.

    AIG believes that these measures allow for a better assessment and enhanced understanding of the operating performance of each business by highlighting the results from ongoing operations and the underlying profitability of its businesses. When such measures are disclosed, reconciliations to GAAP pre-tax income or unadjusted ratios are provided.

104            AIG 2012 Form 10-Q

American International Group, Inc.

The following table summarizes the operations of each reportable segment. See also Note 3 to the Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Total revenues:
Chartis	$10,020	$10,218	(2)%	$19,818	$20,098	(1)%
SunAmerica	4,213	3,896	8	7,909	7,735	2
Aircraft Leasing	1,121	1,119	-	2,275	2,260	1

Total reportable segments	15,354	15,233	1	30,002	30,093	-
Other Operations	1,869	1,565	19	5,872	4,297	37
Consolidation and eliminations	(100)	(118)	15	(308)	(271)	(14)

Total	17,123	16,680	3	35,566	34,119	4

Pre-tax income (loss):
Chartis	961	826	16	1,871	452	314
SunAmerica	777	766	1	1,639	1,733	(5)
Aircraft Leasing	86	87	(1)	206	207	-

Total reportable segments	1,824	1,679	9	3,716	2,392	55
Other Operations	(116)	87	NM	2,620	(1,910)	NM
Consolidation and eliminations	43	28	54	(1)	2	NM

Total	$1,751	$1,794	(2)%	$6,335	$484	NM %

Chartis Highlights

  •
  Net premiums written decreased by 1 percent and 2 percent for the three- and six-month periods ended June 30, 2012, respectively, due to the continued execution of management's strategic initiatives to improve pricing and loss performance. Declines in certain lines of business that did not meet internal operating objectives within Commercial Insurance, particularly in the loss-sensitive Casualty book of business, were partially offset by an increase in Consumer Insurance net premiums written.

  •
  The loss ratio decreased by 5.1 points and 13.1 points for the three-and six-month periods ended June 30, 2012, respectively, due to a reduction in catastrophe losses, coupled with the benefit from positive pricing trends and the execution of Chartis' strategic initiatives and an increase in reserve discount. Catastrophe losses, adjusted for reinstatement premiums, were $328 million and $408 million in the three- and six-month periods ended June 30, 2012, respectively, compared to $539 million and $2.3 billion in the respective prior year periods. Net prior year adverse development including related premium adjustments was $137 million and $184 million for the three- and six-month periods ended June 30, 2012, respectively, compared to favorable development of $8 million and $20 million in the respective prior year periods.

  •
  The expense ratio increased by 3.5 points and 4.3 points for the three- and six-month periods ended June 30, 2012, respectively, as acquisition costs (primarily commissions) increased due to the change in business mix to higher value lines and increased market competition. Acquisition costs also increased due to lower ceding commissions on reinsured business as a result of Commercial Insurance restructuring its Property reinsurance program as part of Chartis' decision to retain more profitable business while continuing to manage aggregate exposures. General operating expenses increased in both periods as Chartis continued to invest in a number of strategic initiatives. In addition, Chartis incurred higher personnel costs, as it continued to attract, retain and develop its human capital and seeks to better align employee performance with Chartis and AIG strategic goals.

  •
  Net investment income increased slightly in both periods due to the redeployment of excess cash, short-term investments, and the investment in longer-term and higher-yielding securities.

  •
  Chartis paid dividends of $0.5 billion and $1.5 billion to AIG in the three- and six-month periods ended June 30, 2012, respectively.

AIG 2012 Form 10-Q            105

American International Group, Inc.

Chartis Operations

    Chartis presents its financial information in two operating segments — Commercial Insurance and Consumer Insurance, as well as a Chartis Other category.

    Commercial Insurance distributes its products through a network of agencies, independent retail and wholesale brokers, and branches. These products are categorized into four major lines of business:

  •
  Casualty:  Includes general liability, commercial automobile liability, workers' compensation, excess casualty and crisis management insurance. Casualty also includes risk management and other customized structured programs for large corporate customers and multinational companies.

  •
  Property:  Includes industrial and commercial property insurance products, which cover exposures to man-made and natural disasters, including business interruption.

  •
  Specialty:  Includes environmental, political risk, trade credit, surety, marine, and aerospace insurance, and various product offerings for small-medium enterprises.

  •
  Financial:  Includes various forms of professional liability insurance, including director and officer (D&O), fidelity, employment practices, fiduciary liability, network security, kidnap and ransom, and errors and omissions insurance that protect individual insureds and corporate entities.

    Consumer Insurance provides personal insurance solutions for individuals, organizations and families. Consumer product lines are distributed through agents and brokers, as well as through direct marketing, partner organizations and the internet. Consumer Insurance products are categorized into two major lines of business:

  •
  Accident & Health:  Includes individual and group voluntary and sponsor-paid personal accidental and supplemental health products, including accidental death and disability, accidental medical reimbursement, hospital indemnity and medical excess for individual, employees, associations and other organizations. It also includes life products as well as a broad range of travel insurance products and services for leisure and business travelers, including trip cancellation, trip interruption, lost baggage, travel assistance and concierge services.

  •
  Personal Lines:  Includes automobile, homeowners and extended warranty insurance. It also includes insurance for high net worth individuals (offered through the Chartis Private Client Group) including umbrella, yacht and fine art, and consumer specialty products, such as identity theft and credit card protection.

    Chartis Other consists primarily of certain run-off lines of business, including Excess Workers' Compensation written on a stand-alone basis and Asbestos and Environmental (1986 and prior), certain Chartis expenses relating to global corporate initiatives, expense allocations from AIG Parent not attributable to the Commercial Insurance or Consumer Insurance operating segments, unallocated net investment income and net realized capital gains and losses.

    The historical Chartis financial information has been revised to reflect the reclassification of certain products that were previously reported in the Commercial Insurance operating segment to the Consumer Insurance operating segment. This change aligns the financial reporting with the changes made during 2012 to the manner in which AIG's chief operating decision makers review the business to assess performance and make decisions about resources to be allocated. These revisions did not impact the total Chartis reportable segment results previously reported.

    Chartis distributes its products through three major geographic regions:

  •
  Americas:  Includes the United States, Canada, Central America, South America, the Caribbean and Bermuda.

  •
  Asia Pacific:  Includes Japan and other Asia Pacific nations, including China, Korea, Vietnam, Thailand, Australia and Indonesia.

  •
  EMEA (Europe, Middle East and Africa):  Includes the United Kingdom, Continental Europe, Russia, the Middle East and Africa.

106            AIG 2012 Form 10-Q

American International Group, Inc.

    Commencing in the fall of 2012, Chartis will be renamed AIG, although certain existing brands may continue to be used.

Chartis Results

The following table presents Chartis results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Commercial Insurance
Underwriting results:
Net premiums written	$5,564	$5,723	(3)%	$10,787	$11,447	(6)%
Increase in unearned premiums	(198)	(106)	(87)	(233)	(548)	57

Net premiums earned	5,366	5,617	(4)	10,554	10,899	(3)
Claims and claims adjustment expenses incurred	3,962	4,498	(12)	7,808	9,704	(20)
Underwriting expenses	1,531	1,310	17	3,049	2,554	19

Underwriting loss	(127)	(191)	34	(303)	(1,359)	78
Net investment income	721	820	(12)	1,462	1,604	(9)

Operating income	$594	$629	(6)%	$1,159	$245	373%

Consumer Insurance
Underwriting results:
Net premiums written	$3,528	$3,439	3%	$7,125	$6,856	4%
Increase in unearned premiums	(79)	(46)	(72)	(180)	(117)	(54)

Net premiums earned	3,449	3,393	2	6,945	6,739	3
Claims and claims adjustment expenses incurred	2,043	2,102	(3)	4,073	4,599	(11)
Underwriting expenses	1,329	1,321	1	2,677	2,513	7

Underwriting profit (loss)	77	(30)	NM	195	(373)	NM
Net investment income	115	89	29	231	177	31

Operating income (loss)	$192	$59	225%	$426	$(196)	NM %

Other
Underwriting results:
Net premiums written	$3	$5	(40)%	$3	$30	(90)%
Decrease in unearned premiums	2	18	(89)	6	16	(63)

Net premiums earned	5	23	(78)	9	46	(80)
Claims and claims adjustment expenses incurred	74	80	(8)	107	133	(20)
Underwriting expenses	98	81	21	191	143	34

Underwriting loss	(167)	(138)	(21)	(289)	(230)	(26)
Net investment income	317	233	36	683	540	26

Operating income	150	95	58	394	310	27
Net realized capital gains (losses)	23	43	(47)	(112)	93	NM
Other income (expense) – net	2	-	NM	4	-	NM

Pre-tax income	$175	$138	27%	$286	$403	(29)%

AIG 2012 Form 10-Q            107

American International Group, Inc.

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Total Chartis
Underwriting results:
Net premiums written	$9,095	$9,167	(1)%	$17,915	$18,333	(2)%
Increase in unearned premiums	(275)	(134)	(105)	(407)	(649)	37

Net premiums earned	8,820	9,033	(2)	17,508	17,684	(1)
Claims and claims adjustment expenses incurred	6,079	6,680	(9)	11,988	14,436	(17)
Underwriting expenses	2,958	2,712	9	5,917	5,210	14

Underwriting loss	(217)	(359)	40	(397)	(1,962)	80
Net investment income	1,153	1,142	1	2,376	2,321	2

Operating income	936	783	20	1,979	359	451
Net realized capital gains (losses)	23	43	(47)	(112)	93	NM
Other income (expense) – net	2	-	NM	4	-	NM

Pre-tax income	$961	$826	16%	$1,871	$452	314%

    Operating income increased in the three- and six-month periods ended June 30, 2012, primarily reflecting lower catastrophe losses and underwriting improvements related to rate increases, enhanced risk selection and a reduced loss-sensitive Casualty book of business, partially offset by higher acquisition costs as a result of the change in business mix from Commercial Insurance to Consumer Insurance. General operating expenses increased due to the continued investment in strategic initiatives during 2012. In addition, Chartis incurred higher personnel costs, as it continued to attract, retain and develop its human capital and seeks to better align employee performance with Chartis and AIG strategic goals. Catastrophe losses adjusted for reinstatement premiums were $328 million and $408 million in the three- and six-month periods ended June 30, 2012, respectively, compared to $539 million and $2.3 billion in the respective prior year periods. The three and six months ended June 30, 2012 also benefited from a $100 million increase in reserve discount. Net prior year adverse development including related premium adjustments was $137 million and $184 million in the three- and six-month periods ended June 30, 2012, respectively, compared to net prior year favorable development of $8 million and $20 million in the respective prior year periods. In 2012, net prior year adverse development was due to claims emergence in the Chartis Environmental business (policies written after 1987), the legacy environmental exposures (1986 and prior), and excess casualty lines, partially offset by favorable development from catastrophe-related reserves of $106 million and $254 million in the three- and six-month periods ended June 30, 2012, respectively. In 2011, net prior year adverse development was due to the impact of claims emergence in non-catastrophic reserves, reduced by additional premiums, offset by favorable development from catastrophes of $11 million and $50 million in the three- and six-month periods ended June 30, 2011, respectively. The increase in the favorable development from catastrophe-related reserves is due primarily to the unique severity of 2011 catastrophes.

    See Liability for Unpaid Claims and Claims Adjustment Expense for further discussion of discounting of reserves and prior year development.

Commercial Insurance Quarterly and Year-to-Date Results

    Operating income in the three-month period ended June 30, 2012 decreased, reflecting an increase in acquisition expenses coupled with a decrease in the allocated net investment income, primarily due to a decrease in the risk free rate. Acquisition expenses increased as a result of a decrease in loss sensitive business as Chartis moves towards higher value lines, and increased market competition. This is partially offset by lower catastrophe losses and the impact of underwriting improvements related to rate increases and enhanced risk selection. The current period benefited from a $100 million increase in reserve discount. In the three-month period ended June 30, 2012, catastrophe losses, adjusted for reinstatement premiums were $288 million compared to $470 million in the same period in 2011. Net prior year adverse development including related premium

108            AIG 2012 Form 10-Q

American International Group, Inc.

adjustments was $123 million in the three-month period ended June 30, 2012 compared to favorable development of $43 million in the prior year period.

    Operating income in the six-month period ended June 30, 2012 increased, reflecting lower catastrophe losses, the impact of underwriting improvements related to rate increases and enhanced risk selection and an increase in reserve discount, partially offset by higher acquisition costs and a decrease in the allocated net investment income due to a decrease in the risk free rate. The current period benefited from a $100 million increase in reserve discount. Catastrophe losses, adjusted for reinstatement premiums, in 2012 were $364 million compared to $1.7 billion in 2011 as the prior year included the impact of the Tohoku Catastrophe in Japan and the earthquakes in New Zealand. Acquisition costs increased primarily as a result of higher commission expense due to a decrease in loss sensitive business as Chartis moves towards higher value lines. In 2012, net prior year adverse development was $171 million compared to net prior year favorable development of $60 million in the prior year.

Consumer Insurance Quarterly and Year-to-Date Results

    Operating income in the three- and six-month periods ended June 30, 2012 increased primarily due to the combination of lower catastrophe losses, the effect of rate increases and underwriting improvements related to enhanced risk selection and portfolio management, and higher allocated net investment income, which were partially offset by higher acquisition costs. In the six-month period ended June 30, 2012, expenses increased primarily as a result of a change in the mix of business to higher value lines with higher acquisition costs, increased investment in direct marketing, and a decrease in the benefit from the amortization of VOBA liabilities recognized at the time of the Fuji acquisition. Catastrophe losses for the three- and six-month periods ended 2012 were $40 million and $44 million, respectively, compared to $69 million and $558 million during the same period in the prior year. Net prior year favorable development was $36 million and $50 million in the three- and six-month periods ended June 30, 2012, respectively, compared to net prior year adverse development of $28 million in each of the respective prior year periods.

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

AIG 2012 Form 10-Q            109

American International Group, Inc.

The following table presents Chartis net premiums written by major line of business:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Commercial Insurance
Casualty	$2,181	$2,531	(14)%	$4,533	$5,262	(14)%
Property	1,447	1,320	10	2,418	2,335	4
Specialty	860	875	(2)	1,851	1,831	1
Financial lines	1,076	997	8	1,985	2,019	(2)

Total net premiums written	$5,564	$5,723	(3)%	$10,787	$11,447	(6)%

Consumer Insurance
Accident & Health	$1,696	$1,649	3%	$3,502	$3,373	4%
Personal lines	1,832	1,790	2	3,623	3,483	4

Total net premiums written	$3,528	$3,439	3%	$7,125	$6,856	4%

Other	3	5	(40)	3	30	(90)

Total Chartis net premiums written	$9,095	$9,167	(1)%	$17,915	$18,333	(2)%

Commercial Insurance Net Premiums Written

    In 2012, Commercial Insurance continued to concentrate on growing higher value business. The decrease in net premiums written in each period was primarily due to enhanced risk selection, particularly in the Casualty line of business. This is consistent with Chartis' business strategy to improve pricing and loss ratios and to not renew business that does not meet Chartis' internal performance or operating targets. Retentions are in line with management's expectations based on the execution of these strategic initiatives.

    Casualty net premiums written decreased in both periods primarily due to the continuation of Chartis' strategic initiatives related to improved risk selection and rate increases. The continuation of the restructuring of the loss sensitive book of business in the Americas resulted in a reduction of net premiums written of $75 million and $222 million in the three- and six-month periods ended June 30, 2012, respectively. Further, management continued to emphasize higher value lines, while taking corrective action in lines and accounts that do not meet internal performance targets, including U.S. workers' compensation and European primary casualty.

    Property net premiums written increased in both periods due to a restructuring of a reinsurance program as part of Chartis' decision to retain more favorable risks while continuing to manage aggregate exposure. Catastrophe exposed business retained in the Americas and Asia Pacific region also benefitted from rate increases.

    Specialty net premiums written for the three-month period ended June 30, 2012 decreased due to the continuation of Chartis' strategic initiatives related to improved risk selection, particularly within products provided to small and medium enterprises, which was partially offset by the restructuring of a reinsurance program. Specialty net premiums written for the six-month period ended June 30, 2012 increased slightly as Chartis continues to shift its business mix towards higher value lines, particularly in aerospace and trade credit.

    Financial lines net premiums written for the three-month period ended June 30, 2012 increased primarily due to growth in Asia Pacific and the Americas. Financial lines net premiums written for the six-month period ended June 30, 2012 decreased as 2011 benefited from a multi-year Errors and Omissions policy in the Americas that produced net premiums written of $148 million.

Consumer Insurance Net Premiums Written

    The Consumer Insurance business continued to grow its net premiums written and build momentum through its multiple distribution channels and focus on the growth economy nations. Consumer Insurance is well-diversified

110            AIG 2012 Form 10-Q

American International Group, Inc.

across the major lines of business and has global strategies that are executed across its regions to enhance customer relationships and business performance.

    Consumer Insurance currently has direct marketing operations in over 50 countries, and management continued to emphasize the growth of this channel, which accounts for 15 percent of its overall net premiums written. Total global direct marketing spending outside the Americas region has increased by approximately 20 percent in the three- and six-month periods ended June 30, 2012, respectively, from the same periods in 2011.

    A&H net premiums written increased in both periods due to the implementation of the strategic partnership with American General, strong growth of new business sales in Fuji Life, direct marketing programs in Japan and other Asia Pacific nations and growth in individual personal travel. This was partially offset by the continuing strategies to reposition U.S. direct marketing, as well as pricing and underwriting actions in Europe.

    Personal lines net premiums written increased in both periods primarily due to the execution of Chartis' strategic initiative to grow higher value lines of business such as personal property. Auto net premiums written grew slightly while its proportion of the portfolio declined due to management focus on diversifying the global base.

Chartis Other Net Premiums Written

    Substantially all premiums reported in Chartis Other relate to Excess Workers' Compensation, written on a stand-alone basis. During 2011, as part of its ongoing initiatives to reduce exposure to capital intensive long-tail lines, Chartis determined to cease writing Excess Workers' Compensation business on a stand-alone basis. This line of business is subject to premium audits (upon the expiration of the underlying policy) and as a result, Chartis Other will reflect the effects of premium audit activity through subsequent years.

The following table presents Chartis' net premiums written by region:

	Three Months Ended June 30,				Six Months Ended June 30,
			Percentage Change in U.S. dollars	Percentage Change in Original Currency			Percentage Change in U.S. dollars	Percentage Change in Original Currency
(in millions)	2012	2011			2012	2011

Commercial Insurance:
Americas	$3,962	$4,238	(7)%	(7)%	$7,045	$7,659	(8)%	(8)%
Asia Pacific	538	460	17	17	989	899	10	8
EMEA	1,064	1,025	4	8	2,753	2,889	(5)	(2)

Total net premiums written	$5,564	$5,723	(3)%	(2)%	$10,787	$11,447	(6)%	(5)%

Consumer Insurance:
Americas	$948	$916	3%	4%	$1,972	$1,827	8%	9%
Asia Pacific	2,154	2,032	6	6	4,175	3,949	6	3
EMEA	426	491	(13)	(7)	978	1,080	(9)	(6)

Total net premiums written	$3,528	$3,439	3%	3%	$7,125	$6,856	4%	3%

Chartis Other:
Americas	$1	$5	(80)%	(80)%	$1	$30	(97)%	(97)%
Asia Pacific	2	-	NM	NM	2	-	NM	NM

Total net premiums written	$3	$5	(40)%	(40)%	$3	$30	(90)%	(90)%

Total Chartis:
Americas	$4,911	$5,159	(5)%	(5)%	$9,018	$9,516	(5)%	(5)%
Asia Pacific	2,694	2,492	8	8	5,166	4,848	7	4
EMEA	1,490	1,516	(2)	3	3,731	3,969	(6)	(3)

Total net premiums written	$9,095	$9,167	(1)%	NM %	$17,915	$18,333	(2)%	(2)%

    AIG transacts business in most major foreign currencies. The primary currencies resulting in foreign exchange fluctuations in net premiums written are the British pound, euro and Japanese yen.

AIG 2012 Form 10-Q            111

American International Group, Inc.

    The Americas net premiums written decreased in both periods, primarily due to the restructuring of the loss sensitive Casualty book of business and Specialty workers compensation. This was partially offset by continued growth in Consumer Insurance, which was primarily attributable to increases in the U.S. personal accident business, the strategic group benefits partnership with American General, and all personal property lines.

    Asia Pacific net premiums written increased in both periods due to growth in Consumer Insurance, which was primarily driven by A&H, personal property, direct marketing and travel written in Japan. The expansion in Asia Pacific countries outside Japan also continued, supported by growth in direct marketing, individual personal accident insurance in China and nearly all Personal Lines products.

    EMEA net premiums written decreased in both periods primarily due to the impact of foreign exchange as the U.S. dollar strengthened against the British pound and euro. Excluding foreign exchange, net premiums written increased in the three-month period ended June 30, 2012 mainly due to a reduction of reinsurance protection in the Property and Specialty lines of Commercial Insurance. For the six-month period ended June 30, 2012, the EMEA net premiums written decreased due to the execution of underwriting discipline, a reduction in primary casualty as it did not meet internal performance targets, and rate strengthening initiatives on new and renewal business for Commercial Insurance. Consumer Insurance is focused on re-building its direct marketing programs that it previously shared with American Life Insurance Company (ALICO).

Chartis Underwriting Ratios

The following table presents the Chartis combined ratios based on GAAP data and a reconciliation to the accident year combined ratio, as adjusted:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011

Commercial Insurance
Loss ratio	73.8	80.1	(6.3)	74.0	89.0	(15.0)
Catastrophe losses and reinstatement premiums	(5.3)	(8.3)	3.0	(3.5)	(15.5)	12.0
Prior year development net of premium adjustments	(2.2)	0.3	(2.5)	(1.5)	0.2	(1.7)
Change in discount	1.9	-	1.9	0.9	-	0.9

Accident year loss ratio, as adjusted	68.2	72.1	(3.9)	69.9	73.7	(3.8)

Expense ratio	28.5	23.3	5.2	28.9	23.4	5.5

Combined ratio	102.3	103.4	(1.1)	102.9	112.4	(9.5)
Catastrophe losses and reinstatement premiums	(5.3)	(8.3)	3.0	(3.5)	(15.5)	12.0
Prior year development net of premium adjustments	(2.2)	0.3	(2.5)	(1.5)	0.2	(1.7)
Change in discount	1.9	-	1.9	0.9	-	0.9

Accident year combined ratio, as adjusted	96.7	95.4	1.3	98.8	97.1	1.7

112            AIG 2012 Form 10-Q

American International Group, Inc.

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011

Consumer Insurance
Loss ratio	59.2	62.0	(2.8)	58.6	68.2	(9.6)
Catastrophe losses and reinstatement premiums	(1.1)	(2.1)	1.0	(0.6)	(8.2)	7.6
Prior year development net of premium adjustments	1.0	(0.8)	1.8	0.7	(0.5)	1.2

Accident year loss ratio, as adjusted	59.1	59.1	-	58.7	59.5	(0.8)

Expense ratio	38.5	38.9	(0.4)	38.5	37.3	1.2

Combined ratio	97.7	100.9	(3.2)	97.1	105.5	(8.4)
Catastrophe losses and reinstatement premiums	(1.1)	(2.1)	1.0	(0.6)	(8.2)	7.6
Prior year development net of premium adjustments	1.0	(0.8)	1.8	0.7	(0.5)	1.2

Accident year combined ratio, as adjusted	97.6	98.0	(0.4)	97.2	96.8	0.4

Total Chartis
Loss ratio	68.9	74.0	(5.1)	68.5	81.6	(13.1)
Catastrophe losses and reinstatement premiums	(3.7)	(6.0)	2.3	(2.4)	(12.7)	10.3
Prior year development net of premium adjustments	(1.5)	(0.2)	(1.3)	(1.0)	(0.1)	(0.9)
Change in discount	1.1	(0.1)	1.2	0.4	(0.2)	0.6

Accident year loss ratio, as adjusted	64.8	67.7	(2.9)	65.5	68.6	(3.1)

Expense ratio	33.5	30.0	3.5	33.8	29.5	4.3

Combined ratio	102.4	104.0	(1.6)	102.3	111.1	(8.8)
Catastrophe losses and reinstatement premiums	(3.7)	(6.0)	2.3	(2.4)	(12.7)	10.3
Prior year development net of premium adjustments	(1.5)	(0.2)	(1.3)	(1.0)	(0.1)	(0.9)
Change in discount	1.1	(0.1)	1.2	0.4	(0.2)	0.6

Accident year combined ratio, as adjusted	98.3	97.7	0.6	99.3	98.1	1.2

    Given the run-off nature of the legacy lines of business and the nature of the expenses included in Chartis Other, management has determined that the traditional underwriting measures of loss ratio, expense ratio and combined ratio do not provide an appropriate measure of underwriting performance. Therefore, underwriting ratios are not presented for Chartis Other.

Commercial Insurance Quarterly and Year-to-Date Loss Ratios

    The loss ratio decreased in 2012 primarily due to a decrease in catastrophe losses incurred and an increase in reserve discount of $100 million for the three- and six-month periods ended June 30, 2012. The improvement in the accident year loss ratio, as adjusted, for the three- and six-month periods ended June 30, 2012 reflects the continued execution of Chartis' strategic initiatives, including enhanced risk selection, particularly in the Property business. Net prior year adverse development including related premium adjustments was $123 million and $171 million in the three- and six-month periods ended June 30, 2012, respectively, compared to net prior year favorable development of $43 million and $60 million in the respective prior year periods. See Chartis Quarterly and Year-to-Date Loss Ratios below for further information on prior year development.

Consumer Insurance Quarterly and Year-to-Date Loss Ratios

    The Consumer Insurance loss ratio in the three- and six-month periods ended June 30, 2012 decreased compared to the same periods in 2011 mainly due to lower catastrophes as the prior year period was impacted by the Tohoku Catastrophe in Japan and other events. The accident year loss ratio, as adjusted, in the three-month

AIG 2012 Form 10-Q            113

American International Group, Inc.

period ended June 30, 2012 was unchanged from the same prior year period as an unfavorable quarter in Japan reflecting higher average severity in the auto and A&H businesses was offset by solid results in the rest of the world. The accident year loss ratio, as adjusted, for the six-month period ended June 30, 2012 decreased despite having an unfavorable quarter in Japan. Management continued to focus on improving price sophistication and the loss performance of the portfolio by taking underwriting actions, where necessary, to meet internal performance or operating targets.

Chartis Quarterly and Year-to-Date Loss Ratios

    The decrease in the loss ratio in both periods reflects a decrease in catastrophe losses coupled with the benefit from positive pricing trends and the execution of Chartis' strategic initiatives, including business mix changes and risk selection. The loss ratio in the prior year was primarily impacted by the Tohoku Catastrophe in Japan and the earthquakes in New Zealand.

    In 2012, net prior year adverse development was due to claims emergence in the Chartis Environmental business (policies written after 1987), the legacy environmental exposures (1986 and prior), and excess casualty lines, partially offset by favorable development from catastrophe-related reserves of $106 million and $254 million in the three- and six-month periods ended June 30, 2012, respectively. In 2011, net prior year adverse development was due to the impact of claims emergence in non-catastrophic reserves, reduced by additional premiums, offset by favorable development from catastrophes of $11 million and $50 million in the three-and six-month periods ended June 30, 2011, respectively. The increase in the favorable development from catastrophe-related reserves is due primarily to the unique severity of 2011 catastrophes.

    See Liability for Unpaid Claims and Claims Adjustment Expense for further discussion of discounting of reserves and prior year development.

The following table presents the components of net prior year development for Chartis:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Commercial Insurance
Prior year adverse (favorable) development, Net of Reinsurance	$103	$48	$157	$68
Returned (additional) premium on loss-sensitive business	20	(91)	14	(128)

Net prior year loss development	$123	$(43)	$171	$(60)

Consumer Insurance
Prior year adverse (favorable) loss development, Net of Reinsurance	$(36)	$28	$(50)	$28
Returned (additional) premium on loss-sensitive business	-	-	-	-

Net prior year loss development	$(36)	$28	$(50)	$28

Other
Prior year adverse (favorable) development, Net of Reinsurance	$50	$7	$63	$12
Returned (additional) premium on loss-sensitive business	-	-	-	-

Net prior year loss development	$50	$7	$63	$12

Total Chartis
Prior year adverse (favorable) development, Net of Reinsurance	$117	$83	$170	$108
Returned (additional) premium on loss-sensitive business	20	(91)	14	(128)

Net prior year loss development	$137	$(8)	$184	$(20)

114            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents Chartis accident year catastrophe losses by major event:

	2012				2011
(in millions)	# of Events	Commercial Insurance	Consumer Insurance	Total	# of Events	Commercial Insurance	Consumer Insurance	Total

Three Months Ended June 30,
Event:*
U.S. Windstorms	7	$231	$11	$242	4	$334	$14	$348
Japan Windstorms	2	37	29	66	-	-	-	-
UK Floods	1	20	-	20	-	-	-	-
U.S. Floods	-	-	-	-	1	43	-	43
New Zealand earthquakes	-	-	-	-	1	54	-	54
All other events	-	-	-	-	8	25	55	80

Claims and claim expenses		288	40	328		456	69	525
Reinstatement premiums		-	-	-		14	-	14

Total catastrophe-related charges	10	$288	$40	$328	14	$470	$69	$539

Six Months Ended June 30,
Event:*
U.S. Windstorms	7	$307	$15	$322	6	$412	$24	$436
Japan Windstorms	2	37	29	66	-	-	-	-
UK Floods	1	20	-	20	-	-	-	-
U.S. Floods	-	-	-	-	1	43	-	43
Tohoku Catastrophe	-	-	-	-	1	787	497	1,284
New Zealand earthquakes	-	-	-	-	2	270	8	278
Northeast Australia floods	-	-	-	-	1	64	8	72
All other events	-	-	-	-	4	79	21	100

Claims and claim expenses		364	44	408		1,655	558	2,213
Reinstatement premiums		-	-	-		53	-	53

Total catastrophe-related charges	10	$364	$44	$408	15	$1,708	$558	$2,266

*
Events shown in the above table are catastrophic events having a net impact on Chartis in excess of $20 million each. All other events include events that are considered catastrophic but which remain below the $20 million itemization threshold.

 Commercial Insurance Quarterly and Year-to-Date Expense Ratios

    The expense ratio increased by 5.2 points and 5.5 points in the three- and six-month periods ended June 30, 2012, respectively, primarily due to an increase in acquisition costs related to Chartis' strategy of growing higher value lines, which typically incur higher commission rates. In addition, ceding commissions decreased as a result of a restructuring of the Property reinsurance program as part of Chartis' decision to retain more profitable business while continuing to manage aggregate exposures. The increase in acquisition costs contributed approximately 3.1 points and 3.2 points in the three- and six-month periods ended June 30, 2012, respectively. Further, increases in bad debt expense of approximately $119 million contributed approximately 1.1 points to the expense ratio in the six-month period ended June 30, 2012. The remainder of the expense ratio increase was primarily due to higher personnel costs.

Consumer Insurance Quarterly and Year-to-Date Expense Ratios

    The expense ratio in the three-month period ended June 30, 2012 decreased by 0.4 points compared to the same period in the prior year, primarily due to a change in business mix. The expense ratio in the six-month period ended June 30, 2012 increased by 1.2 points primarily due to increases in operating expenses incurred to grow key lines of business across a number of geographic areas and a $58 million decrease in VOBA benefit compared to the same period in the prior year.

AIG 2012 Form 10-Q            115

American International Group, Inc.

 Chartis Quarterly and Year-to-Date Expense Ratios

    Chartis also continued to invest in a number of strategic initiatives during 2012, including the implementation of global finance and information systems, preparation for Solvency II compliance, readiness for potential regulation by the FRB under the Dodd-Frank Act, legal entity restructuring, and underwriting and claims initiatives that are reported as part of Chartis Other. For the three- and six-month periods ended June 30, 2012, such investments totaled $60 million and $109 million, respectively, representing an increase of approximately $27 million and $64 million over the same periods in the prior year. Chartis incurred higher personnel costs, as it continued efforts to attract, retain and develop its human capital and to better align employee performance with Chartis and AIG strategic goals. These items combined contributed approximately 1.5 points to the expense ratio increase in each respective period.

Chartis Investing and Other Results

The following table presents Chartis' investing and other results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Net investment income
Commercial Insurance	$721	$820	(12)%	$1,462	$1,604	(9)%
Consumer Insurance	115	89	29	231	177	31
Other	317	233	36	683	540	26

Total net investment income	1,153	1,142	1	2,376	2,321	2
Net realized capital gains (losses)	23	43	(47)	(112)	93	NM
Other income (expense) – net	2	-	NM	4	-	NM

Investing and other results	$1,178	$1,185	(1)%	$2,268	$2,414	(6)%

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

    Investment income is allocated to the Commercial Insurance and Consumer Insurance operating segments based on an internal investment income allocation model. The model estimates investable funds based primarily on loss reserves, unearned premium and a capital allocation for each segment. The investment income allocation is calculated based on the estimated investable funds and risk-free yields (plus an illiquidity premium) consistent with the approximate duration of the liabilities. The actual yields in excess of the allocated amounts and the investment income from the assets not attributable to the Commercial Insurance and Consumer Insurance operating segments are assigned to Chartis Other.

    Net realized capital gains (losses) and Other income (expense) — net are not allocated to Commercial Insurance and Consumer Insurance, but are reported as part of Chartis Other.

Quarterly and Year-to-Date Net Investment Income

    Net investment income increased in both periods due to higher interest income on fixed maturity securities driven by the redeployment of excess cash and short-term investments into longer term investments. Additionally, 2012 investment income increased due to the strategic partnership with American General, all of which is reported in Consumer Insurance. This was offset by decreases in hedge fund returns, reflective of the overall lower market performance for the respective periods and decreases in dividend income primarily due to a reduction in investments in common stock in Japan, as a result of de-risking the portfolio. For the six-month period ended June 30, 2012, mutual fund income decreased as a result of Chartis selling a significant portion of its mutual fund holdings during the second half of 2011.

116            AIG 2012 Form 10-Q

American International Group, Inc.

 Quarterly and Year-to-Date Net Realized Capital Gains (Losses)

    Net realized capital gains for the three-month period ended June 30, 2012 were primarily driven by gains recognized on the sale of fixed maturity and equity securities in the amount of $165 million. This was partially offset by other-than-temporary impairment of $96 million, primarily attributable to publicly traded and privately-held equity securities in the Japan portfolios and a decrease in recoverable values for structured securities. In addition, impairment charges of $56 million related to life settlement contracts were recorded during the period.

    Net realized capital losses for the six-month period ended June 30, 2012 were primarily driven by other-than-temporary impairments of $299 million, primarily attributable to a decrease in recoverable values for structured securities, and partnership investments and equity securities in an unrealized loss position for more than 12 months. In addition, impairment charges of $114 million related to life settlement contracts were recorded during the period. These items were partially offset by gains recognized on the sale of fixed maturity securities in the amount of $329 million for the period.

Liability for Unpaid Claims and Claims Adjustment Expense

    The following discussion of the consolidated liability for unpaid claims and claims adjustment expenses (loss reserves) presents loss reserves for Chartis as well as the loss reserves pertaining to the Mortgage Guaranty reporting unit, which is reported in AIG's Other operations category.

The following table presents the components of AIG's gross loss reserves by major lines of business on a U.S. statutory basis*:

(in millions)	June 30, 2012	December 31, 2011

Other liability occurrence	$22,287	$22,526
International	18,008	17,726
Workers' compensation	17,591	17,420
Other liability claims made	11,374	11,216
Property	3,774	6,165
Auto liability	2,992	3,081
Mortgage guaranty credit	1,999	3,046
Products liability	2,202	2,416
Accident and health	1,526	1,553
Medical malpractice	1,637	1,690
Commercial multiple peril	1,310	1,134
Aircraft	1,023	1,020
Fidelity/surety	597	786
Other	1,551	1,366

Total	$87,871	$91,145

*
Presented by lines of business pursuant to statutory reporting requirements as prescribed by the National Association of Insurance Commissioners.

    AIG's gross loss reserves represent the accumulation of estimates of ultimate losses, including estimates for IBNR and loss expenses, less applicable discount for future investment income. The methods used to determine loss reserve estimates and to establish the resulting reserves are continually reviewed and updated. Any adjustments resulting from this review are currently reflected in pre-tax income. Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is often required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development.

AIG 2012 Form 10-Q            117

American International Group, Inc.

    The net loss reserves represent loss reserves reduced by reinsurance recoverables, net of an allowance for unrecoverable reinsurance, less applicable discount for future investment income.

The following table classifies the components of net loss reserves by business unit:

(in millions)	June 30, 2012	December 31, 2011

Chartis:
Commercial Insurance	$56,422	$58,549
Consumer Insurance	5,506	5,438
Other	4,180	3,992

Total Chartis	66,108	67,979

Other operations – Mortgage Guaranty	2,257	2,846

Net liability for unpaid claims and claims adjustment expense at end of period	$68,365	$70,825

Discounting of Reserves

    At June 30, 2012, net loss reserves reflect a loss reserve discount of $3.2 billion, including tabular and non-tabular calculations. The tabular workers' compensation discount is calculated using a 3.5 percent interest rate and the 1979 - 81 Decennial Mortality Table. The non-tabular workers' compensation discount is calculated separately for companies domiciled in New York and Pennsylvania, and follows the statutory regulations for each state. For New York companies, the discount is based on a five percent interest rate and the companies' own payout patterns. For Pennsylvania companies, the statute has specified discount factors for accident years 2001 and prior, which are based on a six percent interest rate and an industry payout pattern. For accident years 2002 and subsequent, the discount is based on the payout patterns and investment yields of the companies. Beginning in 2011, a portion of these discounted reserves were ceded to a new Pennsylvania domiciled AIG subsidiary. However, this had no impact on the calculation of the overall discount. Certain other asbestos business that was written by Chartis is discounted based on the investment yields of the companies and the payout pattern for this business. The discount consists of the following: $777 million — tabular discount for workers' compensation in the U.S. operations of Chartis and $2.4 billion — non-tabular discount for workers' compensation in the U.S. operations of Chartis; and $41 million — non-tabular discount for asbestos for Chartis.

    Changes in loss reserve discount are recorded in claims and claims adjustment expenses incurred. The change in discount for the three- and six-month periods ended June 30, 2012 was a $94 million benefit and $74 million benefit, respectively, compared to an $8 million charge and $43 million charge in the same prior year periods. Accretion of discount of $91 million and $183 million for the three- and six-month periods ended June 30, 2012, respectively, was offset by new discount of $85 million and $170 million, respectively, associated with current accident year workers' compensation reserves. Accretion of discount of $89 million and $178 million for the three- and six-month periods ended June 30, 2011, respectively, was offset by new discount of $81 million and $162 million, respectively, associated with 2011 accident year workers' compensation reserves. The benefit from the change in discount in the three-and six-month periods ended June 30, 2012 includes a $100 million increase in the reserve discount due to the commutation of an internal reinsurance treaty, under which a U.S. subsidiary previously ceded workers' compensation claims to a non-U.S. subsidiary. AIG discounts its loss reserves related to workers' compensation business written by its U.S. domiciled subsidiaries as permitted by the domiciliary statutory regulatory authorities. As a result of the commutation, the reserves for these claims are now being discounted commencing in the three-month period ended June 30, 2012. The commutation is an integral part of Chartis' efforts to simplify its internal reinsurance arrangements.

    The prior year development and changes in the estimates in the payout patterns of previously established loss reserves did not have a significant impact on the change in discount in any of the periods presented.

118            AIG 2012 Form 10-Q

American International Group, Inc.

 Quarterly Reserving Process

    AIG believes that its net loss reserves are adequate to cover net losses and loss expenses as of June 30, 2012. While AIG regularly reviews the adequacy of established loss reserves, there can be no assurance that AIG's ultimate loss reserves will not develop adversely and materially exceed AIG's loss reserves as of June 30, 2012. In the opinion of management, such adverse development and resulting increase in reserves are not likely to have a material adverse effect on AIG's consolidated financial condition, although such events could have a material adverse effect on AIG's consolidated results of operations for an individual reporting period.

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

The following table presents the rollforward of net loss reserves:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Net liability for unpaid claims and claims adjustment expense at beginning of period	$69,873	$73,474	$70,825	$71,507
Foreign exchange effect	548	165	634	711
Change due to NICO reinsurance transaction	(25)	-	(33)	-
Losses and loss expenses incurred:
Current year, undiscounted	6,058	6,600	11,939	14,364
Prior years, undiscounted	72	108	111	92
Change in discount	(94)	8	(74)	43

Losses and loss expenses incurred	6,036	6,716	11,976	14,499

Losses and loss expenses paid	8,067	6,788	15,037	13,150

Net liability for unpaid claims and claims adjustment expense at end of period	$68,365	$73,567	$68,365	$73,567

AIG 2012 Form 10-Q            119

American International Group, Inc.

The following tables summarize development, (favorable) or unfavorable, of incurred losses and loss expenses for prior years, net of reinsurance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Prior Accident Year Development by business unit:
Chartis:
Commercial Insurance	$103	$48	$157	$68
Consumer Insurance	(36)	28	(50)	28
Other	50	7	63	12

Total Chartis	117	83	170	108
Other operations – Mortgage Guaranty	(45)	25	(59)	(16)

Total	$72	$108	$111	$92

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Prior Accident Year Development by Major Class of Business:
Chartis:
Excess casualty	$24	$(73)	$129	$(66)
D&O and related management liability	-	(37)	(2)	(37)
Environmental	184	66	249	85
Primary (specialty) workers' compensation	-	17	3	17
Asbestos and environmental (1986 and prior)	50	7	75	12
Commercial risk	18	45	4	70
Natural catastrophes	(106)	(11)	(254)	(50)
All other, net	(53)	69	(34)	77

Total Chartis	117	83	170	108
Other operations – Mortgage Guaranty	(45)	25	(59)	(16)

Total	$72	$108	$111	$92

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Prior Accident Year Development by Accident Year:
Accident Year
2011	$(167)		$(324)
2010	(25)	$49	(75)	$(15)
2009	12	34	17	31
2008	(34)	27	(27)	(24)
2007	25	(35)	18	72
2006	(6)	(92)	(7)	(161)
2005	23	(34)	58	(75)
2004	18	(20)	(15)	(33)
2003	41	27	53	13
2002 and prior	185	152	413	284

Total	$72	$108	$111	$92

120            AIG 2012 Form 10-Q

American International Group, Inc.

Quarterly and Year-to-Date Prior Accident Year Development

    As noted in the prior accident year development by major class of business table above, Chartis experienced adverse development in the three- and six-month periods ended June 30, 2012, primarily due to reserve increases on claims in the Chartis Environmental business (1987 and subsequent), legacy environmental exposures (1986 and prior), and excess casualty lines. This was partially offset by net favorable development in reserves for natural catastrophes (principally the Tohoku Catastrophe) and favorable development in the Consumer Insurance operating segment, which is included in All other, net.

    The development in the Chartis Environmental business was primarily attributable to claims increases in four major categories:

  •
  Site liability coverage for known remediation projects and ensuing increased clean-up costs;

  •
  Fixed facility coverage for manufacturers and distributors whose raw materials, products or industrial processes present a significant environmental exposure;

  •
  Policies that provide an enhanced general liability product designed specifically to meet the needs of environmental consultants and contractors; and

  •
  A Surety policy that provided performance bonding for the remediation and closure of a landfill site.

    The claims increase in the Chartis Environmental line was the result of an on-going review of certain cases that AIG believes to be subject to the most volatility. For several of those cases, AIG concluded that the reserves should be increased to take into account the updated assessment of the claims. AIG also reviewed the legacy environmental (1986 and prior) claims and increased the reserves for certain of those claims.

    Adding to the unfavorable development in the three- and six-month periods ended June 30, 2012, were returned premiums on loss-sensitive business of $20 million and $14 million, respectively.

    See Chartis Results herein and Other Operations — Other Operations Results — Mortgage Guaranty for further discussion of net loss development.

Asbestos and Environmental (1986 and Prior) Reserves

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

    As described more fully in the 2011 Annual Report, AIG's reserves relating to asbestos and environmental claims reflect a comprehensive ground-up analysis performed annually. In the six-month period ended June 30, 2012, a minor amount of incurred loss pertaining to the asbestos loss reserve discount is reflected in the table below. In the six-month period ended June 30, 2012, AIG increased its gross environmental reserves by $150 million and increased its net environmental reserves by $74 million. This development is primarily attributable to several large accounts which led to an increase in the estimate of claims that have been incurred but not reported.

    In addition to the U.S. asbestos and environmental reserve amounts shown in the tables below, Chartis also has asbestos reserves relating to foreign risks written by non-U.S. entities of $212 million gross and $149 million net reserves as of June 30, 2012. Similar amounts were held at December 31, 2011.

AIG 2012 Form 10-Q            121

American International Group, Inc.

The following table provides a summary of reserve activity, including estimates for applicable IBNR, relating to asbestos and environmental claims separately and combined:

	2012		2011
Six Months Ended June 30, (in millions)
	Gross	Net*	Gross	Net

Asbestos:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,226	$537	$5,526	$2,223
Losses and loss expenses incurred	57	9	99	43
Losses and loss expenses paid	(230)	(66)	(257)	(135)
Reduction of liability for unpaid claims and claims adjustment expense due to NICO reinsurance transaction	-	-	-	(1,711)
Other changes	-	-	-	131

Liability for unpaid claims and claims adjustment expense at end of period	$5,053	$480	$5,368	$551

Environmental:
Liability for unpaid claims and claims adjustment expense at beginning of year	$204	$119	$240	$127
Losses and loss expenses incurred	150	74	22	12
Losses and loss expenses paid	(22)	(15)	(51)	(25)

Liability for unpaid claims and claims adjustment expense at end of period	$332	$178	$211	$114

Combined:
Liability for unpaid claims and claims adjustment expense at beginning of year	$5,430	$656	$5,766	$2,350
Losses and loss expenses incurred	207	83	121	55
Losses and loss expenses paid	(252)	(81)	(308)	(160)
Reduction of liability for unpaid claims and claims adjustment expense due to NICO reinsurance transaction	-	-	-	(1,711)
Other changes	-	-	-	131

Liability for unpaid claims and claims adjustment expense at end of period	$5,385	$658	$5,579	$665

*
Includes the reduction due to the National Indemnity Company (NICO) reinsurance transaction of $1,703 million. See Chartis Operations – Liability for Unpaid Claims and Claims Adjustment Expense – Asbestos and Environmental Reserves in the 2011 Annual Report for further discussion of the NICO reinsurance transaction.

The following table presents the estimate of the gross and net IBNR included in the Liability for unpaid claims and claims adjustment expense, relating to asbestos and environmental claims separately and combined:

	2012			2011
June 30, (in millions)
	Gross	Net		Gross	Net

Asbestos	$3,593	$191	*	$4,070	$272	*
Environmental	111	62		75	31

Combined	$3,704	$253		$4,145	$303

*
Net IBNR includes the reduction due to the NICO reinsurance transaction of $1,359 million and $1,527 million as of June 30, 2012 and 2011, respectively.

122            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents a summary of asbestos and environmental claims count activity:

	2012			2011
Six Months Ended June 30,	Asbestos	Environmental	Combined	Asbestos	Environmental	Combined

Claims at beginning of year	5,443	3,782	9,225	4,933	4,087	9,020
Claims during year:
Opened	197	96	293	40	82	122
Settled	(58)	(133)	(191)	(72)	(33)	(105)
Dismissed or otherwise resolved(a)	(77)	(1,945)	(2,022)	(265)	(327)	(592)
Other(b)	-	-	-	841	-	841

Claims at end of period	5,505	1,800	7,305	5,477	3,809	9,286

(a)
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

(b)
Represents an administrative change to the method of determining the number of open claims, which had no effect on carried reserves.

Survival Ratios – Asbestos and Environmental

    The following table presents AIG's survival ratios for asbestos and environmental claims at June 30, 2012 and 2011. The survival ratio is derived by dividing the current carried loss reserve by the average payments for the three most recent calendar years for these claims. Therefore, the survival ratio is a simplistic measure estimating the number of years it would take before the current ending loss reserves for these claims would be paid off using recent year average payments.

    Many factors, such as aggressive settlement procedures, mix of business and level of coverage provided, have a significant effect on the amount of asbestos and environmental reserves and payments and the resultant survival ratio. Moreover, as discussed above, the primary basis for AIG's determination of its reserves is not survival ratios, but instead the ground-up and top-down analyses. Thus, caution should be exercised in attempting to determine reserve adequacy for these claims based simply on this survival ratio.

The following table presents survival ratios for asbestos and environmental claims, separately and combined, which were based upon a three-year average payment:

	2012		2011
Six Months Ended June 30,	Gross	Net*	Gross	Net*

Survival ratios:
Asbestos	9.1	9.3	8.9	9.9
Environmental	5.0	4.7	2.9	2.7
Combined	8.7	8.7	8.3	8.7

*
Survival ratios are calculated consistent with the basis on historical reserve excluding the effects of the NICO reinsurance transaction.

SunAmerica Highlights

    The results of SunAmerica for the three and six months ended June 30, 2012 and 2011, reflected the following:

  •
  Higher net investment income due to an increase in base yields from the reinvestment of significant amounts of cash and short term investments in 2011. Offsetting higher base yields were lower income from private equity and hedge funds and lower call and tender income.

  •
  The liquidation and distribution of the ML II investment in March 2012 increased investment income by $176 million in the six-month period ended June 30, 2012 compared to the same period in 2011.

AIG 2012 Form 10-Q            123

American International Group, Inc.

  •
  Prudent spread management, through crediting rate changes, resulted in improvements in base net investment spreads for both the three and six months ended June 30, 2012.

  •
  Higher net realized capital gains from the sale of investments were reflected in both the three- and six-month periods ended June 30, 2012. The sales of securities in unrealized gain positions that support certain payout annuity products, and subsequent reinvestment of the proceeds at generally lower yields, triggered loss recognition charges in both the three- and six-month periods ended June 30, 2012.

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

    Commencing in the fall of 2012, SunAmerica will be renamed as AIG Life and Retirement, although certain existing brands may continue to be used.

124            AIG 2012 Form 10-Q

American International Group, Inc.

SunAmerica Results

The following table presents SunAmerica results:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Domestic Life Insurance:
Revenue:
Premiums	$622	$662	(6)%	$1,227	$1,283	(4)%
Policy fees	354	366	(3)	728	742	(2)
Net investment income	984	965	2	2,056	2,012	2
Operating expenses:
Policyholder benefits and claims incurred	1,046	1,190	(12)	2,147	2,223	(3)
Interest credited to policyholder account balances	206	209	(1)	413	419	(1)
Amortization of deferred acquisition costs	102	97	5	210	192	9
Other acquisition and insurance expenses	268	275	(3)	525	569	(8)

Operating income	338	222	52	716	634	13
Net realized capital gains	524	153	242	632	71	NM
Change in benefit reserves and DAC, VOBA and SIA related to net realized capital gains	(189)	(6)	NM	(187)	(3)	NM

Pre-tax income	$673	$369	82%	$1,161	$702	65%

Domestic Retirement Services:
Revenue:
Policy fees	$320	$316	1%	$637	$624	2%
Net investment income	1,537	1,496	3	3,350	3,203	5
Operating expenses:
Policyholder benefits and claims incurred	27	22	23	(4)	4	NM
Interest credited to policyholder account balances	858	905	(5)	1,720	1,801	(4)
Amortization of deferred acquisition costs	127	143	(11)	224	283	(21)
Other acquisition and insurance expenses	250	241	4	519	479	8

Operating income	595	501	19	1,528	1,260	21
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities	70	-	NM	51	-	NM
Net realized capital losses	(198)	(62)	(219)	(772)	(200)	(286)
Change in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains (losses)	(363)	(42)	NM	(329)	(29)	NM

Pre-tax income	$104	$397	(74)%	$478	$1,031	(54)%

Total SunAmerica:
Revenue:
Premiums	$622	$662	(6)%	$1,227	$1,283	(4)%
Policy fees	674	682	(1)	1,365	1,366	-
Net investment income	2,521	2,461	2	5,406	5,215	4
Operating expenses:
Policyholder benefits and claims incurred	1,073	1,212	(11)	2,143	2,227	(4)
Interest credited to policyholder account balances	1,064	1,114	(4)	2,133	2,220	(4)
Amortization of deferred acquisition costs	229	240	(5)	434	475	(9)
Other acquisition and insurance expenses	518	516	-	1,044	1,048	-

Operating income	933	723	29	2,244	1,894	18
Changes in fair value of fixed maturity securities designated to hedge living benefit liabilities	70	-	NM	51	-	NM
Net realized capital gains (losses)	326	91	258	(140)	(129)	(9)
Change in benefit reserves and DAC, VOBA, and SIA related to net realized capital gains (losses)	(552)	(48)	NM	(516)	(32)	NM

Pre-tax income	$777	$766	1%	$1,639	$1,733	(5)%

AIG 2012 Form 10-Q            125

American International Group, Inc.

 Quarterly SunAmerica Results

    The increase in net investment income reflected an increase in base yields of 9 basis points, due to the reinvestment of significant amounts of cash and short term investments during 2011. Together with continued active crediting rate management, this resulted in higher base spreads across all of SunAmerica's spread-based annuity businesses in 2012. In addition to the increase from reinvestment, net investment income compared to the same quarter of 2011 reflected the following items:

  •
  a $176 million fair value loss on ML II in the three months ended June 30, 2011. In March 2012, SunAmerica received a distribution of $1.6 billion from the sale by the FRBNY of the securities held by ML II, which resulted in the full liquidation by the FRBNY of this investment;

  •
  $139 million decrease in income from private equity funds and hedge funds; and

  •
  $76 million decrease in call and tender income.

    In the three months ended June 30, 2011, SunAmerica recorded an increase of approximately $100 million in the estimated reserves for incurred but not reported death claims in conjunction with the use of the Social Security Death Master File (SSDMF) to identify potential claims not yet presented to the Company. Other than for the payment of claims, no significant adjustments to these reserves were recorded in 2012.

    In a weak equity market, SunAmerica increases policyholder benefit reserves to recognize the expected value of death benefits in excess of the projected account balance for certain guaranteed benefits features of variable annuities. DAC related to these products may also be adjusted through amortization expense to reflect updates of future estimated gross profits due to changes in equity market assumptions. The effect of short-term fluctuations in the equity markets on the estimated gross profits of variable products is mitigated in part through the use of a reversion to mean methodology for estimating future gross profits. Under this methodology, SunAmerica assumes a long-term growth rate for the assets backing these liabilities, which factors in potential short-term fluctuations in the financial markets, and if the long-term growth rate assumption is deemed to be unreasonable in light of the current market conditions, the long-term growth rate assumption is revised upward or downward to reflect the revised estimate. SunAmerica did not make any changes to its long-term growth rate assumptions in 2011 or 2012. The effect of market underperformance was approximately $15 million higher DAC amortization and policyholder benefit expenses in 2012 compared to 2011.

    SunAmerica has a dynamic hedging program designed to manage economic risk exposure associated with changes in the fair value of embedded policy derivative liabilities contained in certain variable annuity contracts, caused by changes in the equity markets, interest rates and market implied volatilities. SunAmerica substantially hedges its exposure to equity markets. However, due to regulatory capital considerations, a significant portion of the interest rate exposure is unhedged. In the first quarter of 2012, SunAmerica began purchasing U.S. Treasury notes as a capital-efficient strategy to reduce this interest rate exposure. SunAmerica has elected to account for these securities at fair value. As a result of decreases in interest rates on U.S. Treasury securities during the three months ended June 30, 2012, the fair value of these securities, net of financing costs, increased by $70 million, which partially offset $226 million of embedded derivative losses included as a component of net realized capital gains (losses).

    Pre-tax income for SunAmerica in the second quarter of 2012 included $326 million in net realized capital gains compared to $91 million of net realized capital gains in the same period of 2011. Higher gains from the sale of investments were partially offset by higher fair value losses on variable annuity embedded derivatives due to declines in long-term interest rates.

    The sale of securities in unrealized gain positions that support certain payout annuity products, and subsequent reinvestment of the proceeds at generally lower yields, triggered loss recognition of $461 million in the three months ended June 30 2012, which was reported as a component of Change in benefit reserves and DAC, VOBA and SIA related to net realized capital losses. These sales effectively transferred shadow loss recognition to actual loss recognition in the three months ended June 30, 2012. As part of a program to utilize capital loss tax

126            AIG 2012 Form 10-Q

American International Group, Inc.

carryforwards, additional sales of such securities that would result in capital gains are planned during the remainder of 2012.

Year-to-Date SunAmerica Results

    Net investment income increased for the six-month period ended June 30, 2012 reflecting an increase in base yields of 28 basis points, due to the reinvestment of significant amounts of cash and short term investments during 2011. In addition to the increase from reinvestment, net investment income compared to the same period of 2011 reflected the following items.

  •
  $171 million fair value loss on ML II in 2011;

  •
  $270 million decrease in income from private equity funds and hedge funds; and

  •
  $99 million decrease in call and tender income.

    The six months ended June 30, 2011, included the previously described approximately $100 million in the estimated reserves for incurred but not reported death claims.

    The effect of positive equity market performance resulted in approximately $37 million lower DAC amortization and policyholder benefit expenses in the first six months of 2012 compared to the same period of 2011.

    As a result of decreases in interest rates on U.S. Treasury securities during the first six months of 2012, the fair value of the aforementioned U.S. Treasury securities used for hedging, net of financing costs, increased by $51 million.

    Pre-tax income for SunAmerica included a $11 million increase in net realized capital losses, due to higher other-than-temporary impairments and higher fair value losses on variable annuity embedded derivatives due to declining credit spreads and declines in long-term interest rates, offset by higher gains from the sale of investments.

    The sale of securities in unrealized gain positions that support certain payout annuity products, and subsequent reinvestment of the proceeds at generally lower yields, triggered loss recognition of $548 million in 2012, which had previously been reflected in shareholders' equity as reserves related to unrealized appreciation at December 31, 2011.

Sales and Deposits

The following tables summarize SunAmerica premiums, deposits and other considerations by product*:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Premiums, deposits and other considerations
Individual fixed annuity deposits	$470	$2,018	(77)%	$1,080	$4,169	(74)%
Group retirement product deposits	1,738	1,705	2	3,582	3,407	5
Life insurance	1,334	1,371	(3)	2,626	2,690	(2)
Individual variable annuity deposits	1,259	832	51	2,307	1,591	45
Retail mutual funds	619	329	88	1,368	739	85
Individual annuities runoff	14	19	(26)	31	36	(14)

Total premiums, deposits and other considerations	$5,434	$6,274	(13)%	$10,994	$12,632	(13)%

Life Insurance Sales
Retail – Independent	$35	$37	(5)%	$69	$68	1%
Retail – Affiliated (Career and Matrix Direct)	32	28	14	57	52	10

Total Retail	67	65	3	126	120	5
Institutional – Independent	11	6	83	14	6	133

Total life insurance sales	$78	$71	10%	$140	$126	11%

*
Life insurance sales include periodic premiums from new business expected to be collected over a one-year period and 10 percent of single premiums and unscheduled deposits from new and existing policyholders. Annuity sales represent deposits from new and existing customers.

AIG 2012 Form 10-Q            127

American International Group, Inc.

    Total premiums, deposits and other considerations decreased in both the three- and six-month periods ended June 30, 2012 as substantial decreases in individual fixed annuities were only partially offset by significant increases in individual variable annuities, and retail mutual funds which showed significant increases.

    Individual fixed annuity deposits declined due to the low interest rate environment as consumers are more reluctant to purchase such annuities at the relatively lower crediting rates currently offered. Group retirement product deposits (which include deposits into fixed options within variable annuities sold in group retirement markets) increased modestly due to higher levels of individual rollover deposits in 2012. SunAmerica expects that the low interest rate environment will begin to impact group retirement deposits, resulting in lower levels of deposits into fixed options over the remainder of 2012. Individual variable annuity deposits increased due to innovative product enhancements, expanded distribution as well as a more favorable competitive environment. Deposits from life insurance products increased in 2012 but were more than offset by declines in deferred annuities sold through life insurance distribution channels. Retail mutual fund annual sales growth was driven by SunAmerica Asset Management Corp.'s Focused Dividend Strategy product offering which continues as a top short and long term performer within its respective peer group.

    SunAmerica's total life sales continued to show steady growth, increasing 11 percent during the first six months of 2012 compared to the same period in 2011. Term life sales have increased in both the independent and direct-to-consumer channels. SunAmerica's term life sales through its affiliated Matrix Direct channel in the first six months of 2012 were up more than 40 percent compared to the same period in 2011, due in part to the shift toward selling proprietary products. Private placement variable universal life sales have been strong in the first six months of 2012. Universal life sales were flat, as the economic environment continues to put pressure on the sales of these products, which typically have higher annual premiums than term products and also offer additional features.

Premiums

    Premiums represent premiums received on traditional life insurance policies and deposits on life-contingent payout annuities. Premiums, deposits and other considerations is a non-GAAP measure which includes life insurance premiums, deposits on annuity contracts and mutual funds.

The following table presents a reconciliation of premiums, deposits and other considerations to premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Premiums, deposits and other considerations	$5,434	$6,274	$10,994	$12,632
Deposits	(4,628)	(5,484)	(9,431)	(11,093)
Other	(184)	(128)	(336)	(256)

Premiums	$622	$662	$1,227	$1,283

128            AIG 2012 Form 10-Q

American International Group, Inc.

 Domestic Retirement Services Net Flows

The following table presents the account value rollforward for Domestic Retirement Services:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Group retirement products
Balance, beginning of year	$74,089	$70,565	$69,925	$68,365
Deposits – annuities	1,278	1,303	2,677	2,594
Deposits – mutual funds	460	402	905	813

Total deposits	1,738	1,705	3,582	3,407
Surrenders and other withdrawals	(1,401)	(1,448)	(2,916)	(2,951)
Death benefits	(99)	(90)	(201)	(173)

Net inflows	238	167	465	283
Change in fair value of underlying investments, interest credited, net of fees	(1,008)	401	2,918	2,485
Effect of unrealized gains (losses) (shadow loss)	4	-	15	-

Balance, end of period	$73,323	$71,133	$73,323	$71,133

Individual fixed annuities
Balance, beginning of year	$52,057	$49,854	$52,276	$48,489
Deposits	470	2,018	1,080	4,169
Surrenders and other withdrawals	(876)	(913)	(1,739)	(1,753)
Death benefits	(416)	(425)	(820)	(827)

Net inflows (outflows)	(822)	680	(1,479)	1,589
Change in fair value of underlying investments, interest credited, net of fees	737	460	1,183	916
Effect of unrealized gains (losses) (shadow loss)	(186)	-	(194)	-

Balance, end of period	$51,786	$50,994	$51,786	$50,994

Individual variable annuities
Balance, beginning of year	$27,044	$26,277	$24,896	$25,581
Deposits	1,259	832	2,307	1,591
Surrenders and other withdrawals	(663)	(838)	(1,371)	(1,676)
Death benefits	(111)	(115)	(223)	(225)

Net inflows (outflows)	485	(121)	713	(310)
Change in fair value of underlying investments, interest credited, net of fees	(518)	(73)	1,402	812

Balance, end of period	$27,011	$26,083	$27,011	$26,083

Retail mutual funds
Balance, beginning of year	$6,593	$6,059	$6,221	$5,975
Deposits	619	329	1,368	739
Redemptions	(410)	(324)	(789)	(704)

Net inflows	209	5	579	35
Change in fair value of underlying investments, interest credited, net of fees	(182)	(23)	(180)	31

Balance, end of period	$6,620	$6,041	$6,620	$6,041

Total Domestic Retirement Services
Balance, beginning of year	$159,783	$152,755	$153,318	$148,410
Deposits	4,086	4,884	8,337	9,906
Surrenders, redemptions and other withdrawals	(3,350)	(3,523)	(6,815)	(7,084)
Death benefits	(626)	(630)	(1,244)	(1,225)

Net inflows	110	731	278	1,597
Change in fair value of underlying investments, interest credited, net of fees	(971)	765	5,323	4,244
Effect of unrealized gains (losses) (shadow loss)	(182)	-	(179)	-

Balance, end of period, excluding runoff	158,740	154,251	158,740	154,251
Individual annuities runoff	4,187	4,346	4,187	4,346
GIC runoff	5,963	6,836	5,963	6,836

Balance, end of period	$168,890	$165,433	$168,890	$165,433

General and separate account reserves and mutual funds
General account reserve	$102,597	$99,159	$102,597	$99,159
Separate account reserve	48,994	50,418	48,994	50,418

Total general and separate account reserves	151,591	149,577	151,591	149,577
Group retirement mutual funds	10,679	9,815	10,679	9,815
Retail mutual funds	6,620	6,041	6,620	6,041

Total reserves and mutual funds	$168,890	$165,433	$168,890	$165,433

AIG 2012 Form 10-Q            129

American International Group, Inc.

    Overall net flows declined in the three- and six-month periods ended June 30, 2012, primarily due to lower fixed annuity deposits resulting from the low interest rate environment, but remained positive. However, surrender rates for individual fixed annuities also decreased in the three- and six-month periods ended June 30, 2012 due to the relative competitiveness of interest credited rates on the existing block of fixed annuities versus interest rates on alternative investment options available in the marketplace. Net flows improved in the three- and six-month periods ended June 30, 2012 for individual variable annuities and group retirement products due to both the increase in deposits and favorable surrender experience. Net flows improved in the three- and six-month periods ended June 30, 2012 for retail mutual funds due to increased deposits.

The following table presents reserves by surrender charge category and surrender rates:

At June 30,	2012			2011
(in millions)	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities	Group Retirement Products*	Individual Fixed Annuities	Individual Variable Annuities

No surrender charge	$54,500	$19,507	$10,984	$54,369	$15,639	$12,085
0% - 2%	1,336	3,141	4,136	1,210	3,500	3,855
Greater than 2% - 4%	1,209	3,893	2,252	1,400	5,180	2,279
Greater than 4%	4,517	21,695	8,782	3,562	23,567	7,701
Non-surrenderable	1,082	3,550	857	777	3,108	163

Total reserves	$62,644	$51,786	$27,011	$61,318	$50,994	$26,083

Surrender rates	8.0%	6.7%	10.6%	8.4%	7.1%	12.9%

*
Excludes mutual funds of $10.7 billion and $9.8 billion at June 30, 2012 and 2011, respectively.

The following table summarizes the major components of the changes in SunAmerica DAC/VOBA:

Six Months Ended June 30, (in millions)	2012	2011

Balance, beginning of year	$6,502	$9,606

Cumulative effect of accounting change(a)	-	(2,348)
Acquisition costs deferred	395	452
Amortization expense	(462)	(501)
Change in net unrealized gains on securities	(353)	(320)

Balance, end of period(b)	$6,082	$6,889

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

    DAC and VOBA for insurance-oriented, investment-oriented and retirement services products are reviewed for recoverability, which involves estimating the future profitability of current business. This review involves significant management judgment. See Note 2(g) to the Consolidated Financial Statements in the 2011 Annual Report for additional information on DAC and VOBA recoverability.

Aircraft Leasing Operations

    AIG's Aircraft Leasing operations are the operations of ILFC, which generates its revenues primarily from leasing new and used commercial jet aircraft to foreign and domestic airlines, and (since the date of its acquisition by ILFC) AeroTurbine. Aircraft Leasing operations also include gains and losses that result from the remarketing of commercial jet aircraft for ILFC's own account, and remarketing and fleet management services for airlines and other aircraft fleet owners.

130            AIG 2012 Form 10-Q

American International Group, Inc.

Aircraft Leasing Results

Aircraft Leasing results were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Aircraft leasing revenues, excluding net realized capital gains (losses):
Rental revenue	$1,095	$1,111	(1)%	$2,225	$2,252	(1)%
Interest and other revenues	28	7	300	51	4	NM

Total aircraft leasing revenues, excluding net realized capital gains (losses)	1,123	1,118	-	2,276	2,256	1

Interest expense	387	393	(2)	775	785	(1)
Loss on extinguishment of debt	2	61	(97)	23	61	(62)
Aircraft leasing expense:
Depreciation expense	481	459	5	962	912	5
Impairments charges, fair value adjustments and lease-related charges	75	42	79	130	155	(16)
Other expenses	90	77	17	179	140	28

Total aircraft leasing expense	646	578	12	1,271	1,207	5

Operating income	88	86	2	207	203	2
Net realized capital gains (losses)	(2)	1	NM	(1)	4	NM

Pre-tax income	$86	$87	(1)%	$206	$207	-%

Quarterly Aircraft Leasing Results

    Aircraft Leasing pre-tax income remained constant due to:

  •
  lower lease revenue due to early returns of aircraft by bankrupt lessees and lower lease revenue earned on re-leased aircraft in its fleet;

  •
  an increase in depreciation expense due to the change in depreciable lives and residual values of certain aircraft; and

  •
  an increase in fair value adjustments and impairment charges on aircraft.

    These items were offset by lower losses on extinguishment of debt.

Year-to-Date Aircraft Leasing Results

    Aircraft Leasing pre-tax income remained constant due to:

  •
  lower lease revenue due to early returns of aircraft by bankrupt lessees and lower lease revenue earned on re-leased aircraft in its fleet; and

  •
  an increase in depreciation expense due to the change in depreciable lives and residual values of certain aircraft.

    These items were offset by lower impairment charges and lower losses on extinguishment of debt.

AIG 2012 Form 10-Q            131

American International Group, Inc.

Other Operations

    AIG's Other operations include results from Mortgage Guaranty operations, Global Capital Markets operations, Direct Investment book (DIB), Retained Interests and Corporate & Other operations (after allocations to AIG's business segments).

    AIG's Other operations include the following:

  •
  Mortgage Guaranty — UGC subsidiaries issue residential mortgage guaranty insurance, both domestically and to a lesser extent internationally, that covers mortgage lenders from the first loss for credit defaults on high loan-to-value conventional first-lien mortgages for the purchase or refinance of one-to four-family residences.

  •
  Global Capital Markets — consist of the operations of AIG Markets and the remaining AIGFP derivatives portfolio. AIG Markets acts as the derivatives intermediary between AIG companies and third parties. The remaining AIGFP portfolio continues to be wound down and is managed opportunistically, consistent with AIG's risk management objectives. Although the portfolio may experience periodic fair value volatility, it consists predominantly of transactions AIG believes are of low complexity, low risk or currently not economically appropriate to unwind based on a cost versus benefit analysis.

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

132            AIG 2012 Form 10-Q

American International Group, Inc.

Other Operations Results

The following table presents pre-tax income for AIG's Other operations:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Mortgage Guaranty	$48	$6	NM %	$56	$14	300%
Global Capital Markets	(25)	(169)	85	63	121	(48)
Direct Investment book	485	73	NM	733	483	52
Retained interests:
Change in fair value of AIA securities, including realized gain in 2012	(493)	1,521	NM	1,302	2,583	(50)
Change in fair value of ML III	1,306	(667)	NM	2,558	77	NM
Change in the fair value of the MetLife securities prior to their sale	-	-	NM	-	(157)	NM

Corporate & Other:
Interest expense on FRBNY Credit Facility	-	-	NM	-	(72)	NM
Other interest expense	(474)	(513)	8	(945)	(1,047)	10
Corporate expenses, net	(953)	(201)	(374)	(1,131)	(259)	(337)
Real estate and other non-core businesses	118	88	34	95	191	(50)
Loss on extinguishment of debt	(9)	(18)	50	(9)	(3,331)	100
Net realized capital losses	(117)	(22)	(432)	(100)	(423)	76
Net loss on sale of divested businesses	-	(2)	NM	(3)	(74)	96

Total Corporate & Other	(1,435)	(668)	(115)	(2,093)	(5,015)	58

Consolidation and eliminations	(2)	(9)	78	1	(16)	NM

Total Other operations	$(116)	$87	NM %	$2,620	$(1,910)	NM %

Mortgage Guaranty

The following table presents pre-tax income for Mortgage Guaranty:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Underwriting results:
Net premiums written	$212	$191	11%	$403	$395	2%
(Increase) decrease in unearned premiums	(33)	13	NM	(55)	19	NM

Net premiums earned	179	204	(12)	348	414	(16)
Claims and claims adjustment expenses incurred	126	183	(31)	271	376	(28)
Underwriting expenses	50	43	16	97	80	21

Underwriting profit (loss)	3	(22)	NM	(20)	(42)	52

Investing and other results:
Net investment income	40	34	18	71	68	4
Net realized capital gains (losses)	5	(6)	NM	5	(12)	NM

Pre-tax income	$48	$6	NM %	$56	$14	300%

AIG 2012 Form 10-Q            133

American International Group, Inc.

Quarterly Mortgage Guaranty Results

    Mortgage Guaranty pre-tax income increased in the three-month period ended June 30, 2012 compared to the same period in 2011 primarily due to:

  •
  a decrease in claims and claims adjustment expenses of $57 million, primarily in first-lien business, reflecting lower levels of newly reported delinquencies, increased denied and rescinded claims and favorable prior year loss development of $45 million in the three months ended June 30, 2012. Favorable development arising from the claims requests sent to lenders mentioned above was $41 million for the same period. This favorable development was more than offset by newly reported delinquencies on the 2008 and prior business; and

  •
  an increase in realized investment gains of $11 million for the three months ended June 30, 2012.

    Partially offset by:

  •
  a decline in first lien earned premiums reflecting premium refunds of $10 million due to the rescissions arising from the claims requests sent to lenders during the fourth quarter of 2011 and continuing into the first six months of 2012, as discussed in Outlook herein, in addition to the declining persistency on the 2008 and prior policy years;

  •
  a decline in earned premiums on second-lien and international businesses, both of which were placed into runoff during 2008, of $10 million and $6 million respectively; and

  •
  a $7 million increase in underwriting expenses driven primarily by an increase in underwriting, sales and product initiatives. All of these activities support the increase in new insurance written for the quarter.

Year-to-Date Mortgage Guaranty Results

    Mortgage Guaranty pre-tax results improved in the six month period ended June 30, 2012 compared to the same period in 2011 primarily due to:

  •
  a decrease in claims and claims adjustment expenses of $105 million, primarily in first-lien business, reflecting lower levels of newly reported delinquencies, increased denied and rescinded claims and favorable loss development of $59 million for the six months ended June 30, 2012. Favorable development arising from the claims requests sent to lenders mentioned above was $77 million. This favorable development was more than offset by newly reported delinquencies on the 2008 and prior business; and

  •
  an increase in realized capital gains of $17 million in the six month period ending June 30, 2012.

    Partially offset by:

  •
  a decline in first lien earned premiums of $33 million reflecting higher premium refunds due to the rescissions arising from the claims requests sent to lenders during the fourth quarter of 2011 and continuing into the first six months of 2012, as discussed in Outlook herein, in addition to the declining persistency on the 2008 and prior policy years;

  •
  a decline in earned premiums on second-lien, and international businesses, both of which were placed into runoff during 2008, of $20 million and $14 million respectively; and

  •
  a $17 million increase in underwriting expenses driven primarily by an increase in underwriting, sales and product initiatives. All of these activities support the increase in new insurance written for the year.

    New insurance written, which represents the original principal balance of the insured mortgages, was approximately $15 billion and $6 billion for the six months ended June 30, 2012 and 2011, respectively. The increase in new insurance written is the result of the market acceptance by lenders of UGC's risk-based pricing model and withdrawal of certain competitors from the market during 2011. See Outlook — Other Operations — Mortgage Guaranty for further discussion.

134            AIG 2012 Form 10-Q

American International Group, Inc.

Risk-in-Force

The following table presents risk in force and delinquency ratio information for Mortgage Guaranty domestic business:

At June 30, (dollars in billions)	2012	2011

Domestic first-lien:
Risk in force	$26.6	$24.7
60+ day delinquency ratio on primary loans(a)	10.3%	14.6%
Domestic second-lien:
Risk in force(b)	$1.4	$1.7

(a)
Based on number of policies.

(b)
Represents the full amount of second-lien loans insured reduced for contractual aggregate loss limits on certain pools of loans, usually 10 percent of the full amount of loans insured in each pool. Certain second-lien pools have reinstatement provisions, which will expire as the loan balances are repaid.

 Global Capital Markets (GCM) Operations

Quarterly Global Capital Markets Results

    GCM's pre-tax loss decreased in the three-month period ended June 30, 2012 compared to the same period in 2011 primarily due to improvement in unrealized market valuations related to the super senior CDS portfolio and a decrease in operating expenses partially offset by an decline in net credit valuation adjustments on the GCM derivative assets and liabilities. For the three-month period ended June 30, 2012, an unrealized market valuation gain of $57 million was recognized compared to an unrealized market valuation loss of $94 million in 2011. The improvement resulted primarily from CDS transactions written on multi-sector CDOs driven by price movements and amortization within the CDS portfolio. For the three-month period ended June 30, 2012, a net credit valuation adjustment loss of $54 million was recognized compared to a net credit valuation adjustment loss of $2 million in 2011 due to a widening of counterparty credit spreads.

Year-to-Date Global Capital Markets Results

    GCM's pre-tax income decreased in the six-month period ended June 30, 2012 compared to the same period in 2011 primarily due to a decline in net credit valuation adjustments on the GCM derivative assets and liabilities and a decline in unrealized market valuations related to the super senior CDS portfolio, partially offset by a decrease in operating expenses. For the six-month period ended June 30, 2012, a net credit valuation adjustment loss of $76 million was recognized compared to a net credit valuation adjustment gain of $26 million in 2011 due to a tightening of AIG's credit spreads relative to those of its counterparties. For the six-month period ended June 30, 2012, an unrealized market valuation gain of $197 million was recognized compared to an unrealized market valuation gain of $229 million in 2011. The decline in gains resulted primarily from CDS transactions written on Corporate debt/CLOs driven by price movements within the CDS portfolio.

    See Critical Accounting Estimates — Level 3 Assets and Liabilities herein for a discussion of the super senior CDS portfolio.

AIG 2012 Form 10-Q            135

American International Group, Inc.

Direct Investment Book Results

Quarterly Direct Investment Book Results

    The DIB's pre-tax income increased in the three-month period ended June 30, 2012 compared to the same period in 2011 primarily due to improvement in net credit valuation adjustments on the DIB assets and liabilities for which the fair value option was elected and $118 million of gains realized from unwinding certain transactions, partially offset by losses in the MIP driven by negative spread income. For the three-month period ended June 30, 2012, a net credit valuation adjustment gain of $321 million was recognized compared to a net credit valuation adjustment gain of $16 million in 2011 due to the tightening of counterparty credit spreads on assets and the widening of AIG's credit spreads on liabilities.

Year-to-Date Direct Investment Book Results

    The DIB's pre-tax income increased in the six-month period ended June 30, 2012 compared to the same period in 2011 primarily due to realized capital gains in 2012 partially offset by a decline in net credit valuation adjustments on the DIB assets and liabilities for which the fair value option was elected. In the first quarter of 2012, the DIB realized a capital gain of $426 million on the sale of 35.7 million common units of The Blackstone Group L.P. In addition, the DIB recognized gains of $122 million from unwinding certain transactions. For the six-month period ended June 30, 2012, a net credit valuation adjustment gain of $130 million was recognized compared to a net credit valuation adjustment gain of $316 million in 2011 due to the adverse impact of tightening of AIG's credit spreads.

The following table presents credit valuation adjustment gains (losses) for the DIB assets and liabilities for which the fair value option was elected (excluding intercompany transactions):

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Three Months Ended June 30, 2012
Bond trading securities	$248	Notes and bonds payable	$18
Loans and other assets	10	Hybrid financial instrument liabilities	26
		Guaranteed Investment Agreements	17
		Other liabilities	2

Increase in assets	$258	Decrease in liabilities	$63

Net pre-tax increase to Other income	$321

Three Months Ended June 30, 2011
Bond trading securities	$(43)	Notes and bonds payable	$14
Loans and other assets	2	Hybrid financial instrument liabilities	22
		GIAs	20
		Other liabilities	1

Decrease in assets	$(41)	Decrease in liabilities	$57

Net pre-tax increase to Other income	$16

136            AIG 2012 Form 10-Q

American International Group, Inc.

(in millions)

Counterparty Credit Valuation Adjustment on Assets		AIG's Own Credit Valuation Adjustment on Liabilities
Six Months Ended June 30, 2012
Bond trading securities	$602	Notes and bonds payable	$(183)
Loans and other assets	23	Hybrid financial instrument liabilities	(216)
		Guaranteed Investment Agreements	(73)
		Other liabilities	(23)

Increase in assets	$625	Increase in liabilities	$(495)

Net pre-tax increase to Other income	$130

Six Months Ended June 30, 2011
Bond trading securities	$282	Notes and bonds payable	$(4)
Loans and other assets	18	Hybrid financial instrument liabilities	(8)
		GIAs	29
		Other liabilities	(1)

Increase in assets	$300	Decrease in liabilities	$16

Net pre-tax increase to Other income	$316

Retained Interests

Change in Fair Value of AIA Securities

    On March 7, 2012, AIG sold 1.72 billion ordinary shares of AIA and recognized a gain of $0.6 billion. AIG's percentage of AIA ordinary shares decreased from approximately 33 percent to approximately 19 percent as a result of this sale. The fair value of AIG's remaining interest in AIA securities decreased $493 million for the three month period ended June 30, 2012 and increased $0.7 billion for six-month period ended June 30, 2012.

Change in Fair Value of ML III

    The gains attributable to AIG's interest in ML III for 2012 were based in part on sales of ML III assets by the FRBNY.

Change in Fair Value of the MetLife Securities Prior to Sale

    AIG recognized a loss in 2011, representing the decline in the securities' value, due to market conditions, from December 31, 2010 through the date of their sale in the first quarter of 2011.

Corporate & Other

    Corporate & Other reported a higher pre-tax loss in the three months ended June 30, 2012 compared to the same period in 2011 primarily due to an increased estimated litigation liability of approximately $719 million during the second quarter of 2012 based on developments in several actions and higher net realized capital losses resulting from derivative losses driven by spread tightening and the U.S. dollar strengthening against most foreign currencies. These items were partially offset by foreign exchange gains on third party debt during the three-month period ended June 30, 2012, reflecting the strengthening of the U.S. dollar against the euro and the British pound.

    Corporate & Other reported a decline in pre-tax losses in the six months ended June 30, 2012 primarily due to the following:

  •
  a loss on extinguishment of debt of $3.3 billion in 2011 in connection with the transactions to recapitalize AIG, primarily consisting of the accelerated amortization of the prepaid commitment fee asset resulting from the termination of the FRBNY Credit Facility;

AIG 2012 Form 10-Q            137

American International Group, Inc.

  •
  a decline in interest expense as a result of the repayment of the FRBNY Credit Facility and the exchange of outstanding junior subordinated debentures for senior unsecured notes in 2011; and

  •
  foreign exchange losses on third party debt during the six-month period ended June 30, 2011 primarily due to weakening of the U.S. dollar against the euro and the British pound, and losses from SPV related derivatives in 2011.

    Partially offsetting these improvements was an increase in corporate expenses due to an increased estimated litigation liability of approximately $719 million during the second quarter of 2012 based on developments in several actions, ongoing corporate initiatives, higher compensation expense which varies in part based on AIG's stock price, lower gains on real estate dispositions and equity losses on real estate investments.

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

The following table presents AIG's consolidated comprehensive income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage Change			Percentage Change
(in millions)	2012	2011		2012	2011

Net income	$2,339	$2,053	14%	$5,788	$3,554	63%

Change in unrealized appreciation of investments	2,080	2,249	(8)	4,791	2,826	70
Change in deferred acquisition costs adjustment and other	(119)	(530)	78	(498)	(688)	28
Change in future policy benefits	(101)	-	NM	(67)	-	NM
Change in foreign currency translation adjustments	(512)	308	NM	(425)	957	NM
Change in net derivative gains (losses) arising from cash flow hedging activities	4	13	(69)	8	31	(74)
Change in retirement plan liabilities adjustment	17	8	113	46	10	360
Change attributable to divestitures and deconsolidations	-	-	NM	-	(2,334)	NM
Deferred tax asset (liability)	(459)	66	NM	(1,220)	532	NM

Other comprehensive income	910	2,114	(57)	2,635	1,334	98

Comprehensive income	3,249	4,167	(22)	8,423	4,888	72

Total comprehensive income (loss) attributable to noncontrolling interests	(1)	134	NM	245	374	(34)

Comprehensive income attributable to AIG	$3,250	$4,033	(19)%	$8,178	$4,514	81%

Change in Unrealized Appreciation of Investments

    The increases in 2012 were primarily attributable to appreciation in bonds available for sale due to lower interest rates. U.S. Treasury rates increased during the first quarter of 2012, however spreads narrowed more than the increase in U.S. Treasuries, resulting in lower rates and increased unrealized appreciation in the quarter. U.S. Treasury rates declined during the second quarter of 2012, with the ten year rate declining to a historical low during the quarter. Partially offsetting the U.S. Treasury rate decline were widening spreads, although the increased spreads were less than the U.S. Treasury rate decline.

    During 2011 the insurance operations portfolios experienced appreciation in bonds available for sale, increased valuations on cost method partnerships, and appreciation on equities available for sale. The bond appreciation was driven by lower rates, with spread tightening on high yield securities more than offsetting the U.S. Treasury rate increase during the first quarter of 2011. Higher valuations on cost method partnerships also contributed to the

138            AIG 2012 Form 10-Q

American International Group, Inc.

appreciation during the first quarter of 2011, driven by positive equity market performance. A combination of lower U.S. Treasury rates and spread tightening on investment grade securities drove appreciation during second quarter of 2011, with an additional contribution coming from appreciation in AIG's investment in the PICC Property and Casualty Co. Ltd.

    The effects of reclassification adjustments included in net income on unrealized appreciation of investments were $865 million and $1,787 million, respectively, for the three and six months ended June 30, 2012 compared to $661 million and $897 million, respectively, in the three and six months ended June 30, 2011.

    See Investments — Investment Highlights — Securities available for sale herein for a table on the gross unrealized gains (losses) of AIG's available for sale securities by type of security.

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

Change in Future Policy Benefits

    Primarily as a result of the significant decline in interest rates during the three month period ended June 30, 2012, AIG recorded additional future policy benefits through other comprehensive income. This change in future policy benefits assume the securities underlying certain traditional long-duration products had been sold at their stated aggregate fair value and reinvested at current yields. This increase in future policy benefits was partially offset by loss reserve recognition resulting from sales of securities in unrealized gain positions.

Change in Foreign Currency Translation Adjustments

    Foreign currency translation adjustments decreased in the three months ended June 30, 2012 due to the strengthening of the U.S. dollar against the Japanese yen, British pound and euro and as a result of the closing of the Nan Shan sale in the third quarter of 2011.

    Foreign currency translation adjustments decreased in the six months ended June 30, 2012 due to the strengthening of the U.S. dollar against the Japanese yen and euro and as a result of the sale of Nan Shan Life Insurance Company, Ltd. in the third quarter of 2011.

Change in Net Derivative Gains (Losses) Arising from Cash Flow Hedging Activities

    The decline primarily reflects the gradual run-off of the cash flow hedge portfolio, partially offset by a decline in the interest rate environment.

Retirement Plan Liabilities Adjustment

    The change is due to the fluctuation in exchange rates in effect for 2012 compared to 2011, a one-time adjustment made for divested business units in 2011 and the amortization of a larger net actuarial loss balance that existed at year-end 2011. The larger net actuarial loss balance at year-end 2011 was the result of lower discount rates used to value the U.S. plans at year-end 2011 compared to year-end 2010.

AIG 2012 Form 10-Q            139

American International Group, Inc.

Divestitures and Deconsolidations

    The change attributable to divestitures and deconsolidations in 2011 primarily reflects the derecognition of all items in Accumulated other comprehensive income (loss) at the time of sale for AIG Star and AIG Edison.

Deferred Taxes on Other Comprehensive Income

    For the three and six months ended June 30, 2012, the effective tax rates on pre-tax Other Comprehensive Income were 33.5 percent and 31.7 percent, respectively. The effective tax rates differ from the statutory 35 percent rate primarily due to a decrease in the valuation allowance and the effects of foreign operations.

    For the three and six months ended June 30, 2011, the effective tax rates on pre-tax Other Comprehensive Income were (3.2) percent and (66.3) percent, respectively. The effective tax rates differ from the statutory 35 percent rate primarily due to a decrease in the valuation allowance, the AIG Star and AIG Edison dispositions, changes in the estimated U.S. tax liability with respect to the potential sale of subsidiaries and the effects of foreign operations.

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

    Highlights of actions taken during the six months ended June 30, 2012 that affected capital resources and liquidity include:

  •
  AIG Share Repurchases — Purchases of AIG Common Stock totaling approximately $5.0 billion in the Equity Offerings;

  •
  Pay down of AIA SPV Preferred Interests — $8.6 billion in liquidation preference of the AIA SPV Preferred Interests held by the Department of the Treasury (representing the full amount outstanding) was paid down using both existing funds and the proceeds from the following sources:

  •
  Sale of 1.72 billion AIA ordinary shares for gross proceeds of approximately $6.0 billion;

  •
  Distributions of approximately $1.6 billion to AIG from the FRBNY's final disposition of ML II securities; and

  •
  Use of existing funds allocated to the MIP.

  •
  Funding from Subsidiaries — approximately $4.6 billion paid to AIG Parent from subsidiaries, including:

  •
  Approximately $1.0 billion and $561 million in non-cash and cash dividends from Chartis, respectively;

  •
  $2.4 billion in note repayments from SunAmerica funded by payments of dividends from their subsidiaries; and

  •
  $400 million in dividends from the AIA SPV, representing the proceeds from the sale of shares of AIA held by the AIA SPV to a Chartis subsidiary.

  •
  AIG Senior Notes Offerings:

  •
  A registered public offering of $750 million principal amount of 3.000% Notes Due 2015 and $1.25 billion principal amount of 3.800% Notes Due 2017 for the MIP in the first quarter of 2012. The proceeds were used to continue to reduce the risk of, and better match the assets and liabilities in, the MIP; and

140            AIG 2012 Form 10-Q

American International Group, Inc.

    •
    Two registered public offerings of an aggregate $1.5 billion principal amount of 4.875% Notes Due 2022 in the second quarter of 2012. The proceeds from these two offerings are being used for general corporate purposes, which are currently expected to include the repayment of debt maturing in 2013.

  •
  Debt Reduction — repayment of total debt of $8.4 billion, which includes repayments of $3.0 billion by AIG Parent.

  •
  ILFC Debt Financings — $3.2 billion in the aggregate of secured and unsecured financings, consisting of the issuance of $1.5 billion aggregate principal amount of senior unsecured notes and $1.7 billion in secured term loans.

    See Note 1 to the Consolidated Financial Statements and Liquidity of Parent and Subsidiaries — Sources of Liquidity herein for further discussion.

LIQUIDITY ADEQUACY MANAGEMENT

    AIG maintains a stress testing and liquidity framework to systematically assess its aggregate exposure to its most significant risks. This framework is built on AIG's existing Enterprise Risk Management (ERM) stress testing methodology for both insurance and non-insurance operations. The scenarios are performed with a two-year time horizon and capital adequacy requirements consider both financial and insurance risks.

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

    AIG has in place unconditional capital maintenance agreements (CMAs) with certain domestic Chartis and SunAmerica insurance companies. These CMAs are expected to continue to enhance AIG's capital management practices, and will help manage the flow of capital and funds between AIG Parent and its insurance company subsidiaries. AIG has also entered into and expects to enter into additional CMAs with certain other insurance companies as needed in 2012. For additional details regarding CMAs, see Liquidity of Parent and Subsidiaries — Chartis, and SunAmerica, below.

Dividend Restrictions

    See Note 10 to the Consolidated Financial Statements for a discussion of potential restrictions on payments of dividends to common shareholders.

    See Note 18 to the Consolidated Financial Statements in the 2011 Annual Report for a discussion of restrictions on payments of dividends by AIG and its subsidiaries.

AIG 2012 Form 10-Q            141

American International Group, Inc.

 ANALYSIS OF SOURCES AND USES OF CASH

The following table presents selected data from AIG's Consolidated Statement of Cash Flows:

Six Months Ended June 30, (in millions)	2012	2011

Summary:
Net cash provided by (used in) operating activities	$1,632	$(3,537)
Net cash provided by investing activities	10,871	37,821
Net cash used in financing activities	(12,721)	(33,714)
Effect of exchange rate changes on cash	(24)	29

Increase (decrease) in cash	(242)	599
Cash at beginning of year	1,474	1,558
Change in cash of businesses held for sale	-	433

Cash at end of period	$1,232	$2,590

Operating Cash Flow Activities

    Interest payments totaled $2.1 billion and $7.1 billion for the six months ended June 30, 2012 and 2011, respectively. Cash paid for interest in the first six months of 2011 includes the payment of FRBNY Credit Facility accrued compounded interest totaling $4.7 billion. Excluding interest payments, AIG generated positive operating cash flow of $3.7 billion and $3.6 billion in 2012 and 2011, respectively.

    Cash provided by Chartis operating activities was $0.5 billion for the six months ended June 30, 2012 compared to cash used of $0.4 billion in the same period in 2011, primarily reflecting lower catastrophe losses that were partially offset by declines in net premiums written as a result of strategic initiatives related to improved risk selection. Insurance companies generally receive most premiums in advance of the payment of claims or policy benefits. The ability of Chartis to generate positive cash flow is affected by the frequency and severity of losses under its insurance policies, policy retention rates and operating expenses. The six months ended in 2011 were affected by significant catastrophe losses, including the Tohoku Catastrophe in Japan and earthquakes in New Zealand.

    Cash provided by operating activities by SunAmerica was $1.0 billion for the six months ended June 30, 2012 compared to cash used of $0.3 billion in the same period in 2011, primarily reflecting continued growth in total life sales and a low interest rate environment. Aircraft Leasing generated cash from operating activities of $1.4 billion and $1.2 billion during the same periods. These cash flows reflected operating performance that was generally consistent for Aircraft Leasing in both periods.

    The six months ended June 30, 2011 included $2.7 billion of operating cash flows from divested foreign life insurance subsidiaries, including Nan Shan, AIG Star and AIG Edison.

Investing Cash Flow Activities

    Net cash provided by investing activities for the six months ended June 30, 2012 includes the following items:

  •
  distributions from SunAmerica related to the sale of the underlying assets held by ML II of approximately $1.6 billion;

  •
  gross proceeds of approximately $6.0 billion from the first quarter sale of 1.72 billion AIA ordinary shares; and

  •
  approximately $1.9 billion of cash collateral received in connection with the securities lending program launched during 2012 by SunAmerica.

142            AIG 2012 Form 10-Q

American International Group, Inc.

    Net cash provided by investing activities in 2011 was primarily attributable to the utilization of previously restricted cash generated from the AIA initial public offering and the disposition of MetLife securities received in the ALICO sale. The restrictions on the cash were released in connection with the Recapitalization in 2011.

Financing Cash Flow Activities

    Net cash used in financing activities during the six months ended June 30, 2012 includes the following activities:

  •
  $8.6 billion pay down of the Department of the Treasury's AIA SPV preferred interests;

  •
  total payments of approximately $5.0 billion for the purchase of approximately 169 million shares of AIG Common Stock; and

  •
  total net debt issuances of $6.8 billion detailed in Debt — Debt Maturities below.

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

LIQUIDITY OF PARENT AND SUBSIDIARIES

AIG Parent

    In the first six months of 2012, the Department of the Treasury, as the selling shareholder, completed two registered public offerings of AIG Common Stock:

  •
  On March 13, 2012, the Department of the Treasury sold approximately 207 million shares of AIG Common Stock for aggregate proceeds of approximately $6.0 billion and AIG purchased approximately $3.0 billion of AIG Common Stock in the March Offering at the public offering price of $29.00 per share; and

  •
  On May 10, 2012, the Department of the Treasury sold approximately 189 million shares of AIG Common Stock for aggregate proceeds of approximately $5.7 billion and AIG purchased approximately $2.0 billion of AIG Common Stock in the May Offering at the public offering price of $30.50 per share.

    In the first quarter of 2012, AIG issued $750 million principal amount of 3.000% Notes Due 2015 and $1.25 billion principal amount of 3.800% Notes Due 2017, the proceeds of which were used to continue to reduce the risk of, and better match the assets and liabilities in, the MIP.

    In May 2012, AIG issued $750 million principal amount of 4.875% Notes Due 2022 and in June 2012, AIG issued an additional $750 million principal amount of these notes. The proceeds from these offerings are being used for general corporate purposes which are currently expected to include the repayment of debt maturing in 2013.

    In March 2012, AIG paid down in full the remaining liquidation preference of the Department of Treasury's AIA SPV Preferred Interests and redeemed the Department of the Treasury's preferred participating return rights under the AIA SPV and the ALICO SPV limited liability company agreements.

    As a result of these payments, the equity interests in ILFC, the ordinary shares of AIA held by the AIA SPV, the common equity interest in the AIA SPV held by AIG, AIG's interests in ML III, and the $1.6 billion in cash held in escrow to secure indemnifications provided to MetLife, Inc. (MetLife), all of which had been held as security to support the repayments of the AIA SPV Preferred Interests, were released from that pledge.

    In connection with the indemnity obligations under the ALICO stock purchase agreement, as of June 30, 2012, approximately $1.6 billion of proceeds from the sale of ALICO were on deposit in an escrow arrangement. On July 13, 2012, MetLife and AIG entered into a letter agreement which among other things, provided that $950 million held in escrow would be released to AIG on August 31, 2012 instead of November 1, 2012 as

AIG 2012 Form 10-Q            143

American International Group, Inc.

originally provided under the ALICO stock purchase agreement. The amount required to be held in escrow declines to zero in May 2013, although indemnification claims then pending will reduce the amount that can be released to AIG.

    AIG maintains substantial actual and contingent liquidity.

The following table presents AIG Parent's liquidity:

(In millions)	As of June 30, 2012

Cash and short-term investments(a)	$7,259
Available capacity under Syndicated Credit Facilities(b)	3,237
Available capacity under Contingent Liquidity Facilities(c)	1,000

Total AIG Parent liquidity sources	$11,496

(a)
Includes reverse repurchase agreements totaling $5.4 billion used to reduce unsecured exposures.

(b)
For additional information relating to the syndicated bank credit facilities, see Credit Facilities below.

(c)
For additional information relating to the contingent liquidity facilities, see Contingent Liquidity Facilities below.

Sources of Liquidity

    AIG Parent's primary sources of liquidity are dividends, distributions, and other payments from subsidiaries, as well as credit facilities and contingent liquidity facilities. In addition, as noted above, AIG expects to access the debt markets from time to time to meet its financing needs. In the first six months of 2012, AIG Parent:

  •
  collected $3.6 billion in cash payments from subsidiaries, including $2.4 billion in note repayments from SunAmerica funded by payments of dividends from subsidiaries (representing an acceleration of planned 2012 payments from SunAmerica companies) of which $1.6 billion represented proceeds from the FRBNY's sale of ML II assets, $561 million in dividends from Chartis, and $400 million in dividends from the AIA SPV, representing the proceeds from the sale of shares of AIA held by the AIA SPV to a Chartis subsidiary;

  •
  collected approximately $1.0 billion in non-cash dividends from Chartis in the form of municipal bonds;

  •
  issued $2.0 billion of senior unsecured notes to continue to reduce the risk of, and better match the assets and liabilities in, the MIP (described more fully in Liquidity of Parent and Subsidiaries — Other Operations — Direct Investment Book below);

  •
  issued $1.5 billion of senior unsecured notes to be used for general corporate purposes; and

  •
  sold 1.72 billion AIA ordinary shares for gross proceeds of approximately $6.0 billion, which proceeds were utilized to pay down the AIA SPV Preferred Interests.

Uses of Liquidity

    AIG Parent's primary uses of cash flow are for debt service, capital management, operating expenses and subsidiary capital needs. In the first six months of 2012, AIG Parent:

  •
  retired $3.0 billion of debt, including $2.6 billion of MIP long-term debt, and made interest payments totaling $1.1 billion;

  •
  purchased approximately 169 million shares of AIG Common Stock in the Equity Offerings for approximately $5.0 billion;

  •
  utilized $1.6 billion in proceeds from the disposition of ML II assets to reduce the liquidation preference of the AIA SPV Preferred Interests and redeem the Department of the Treasury's preferred participating return rights in the AIA SPV and the ALICO SPV;

144            AIG 2012 Form 10-Q

American International Group, Inc.

  •
  fully paid down the remaining liquidation preference of the AIA SPV Preferred Interests;

  •
  paid $550 million as a result of final approval of a settlement under the Consolidated 2004 Securities Litigation; and

  •
  made $40 million in net subsidiary capital contributions.

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

Chartis

    AIG currently expects that its Chartis subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Chartis subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $6.7 billion as of June 30, 2012. Further, Chartis businesses maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in government and corporate bonds, which Chartis could monetize in the event liquidity levels are deemed insufficient.

    One or more large catastrophes may require AIG to provide support to the affected Chartis operations. In addition, downgrades in AIG's credit ratings could put pressure on the insurer financial strength ratings of its subsidiaries, which could result in non-renewals or cancellations by policyholders and adversely affect the relevant subsidiary's ability to meet its own obligations, and require AIG to provide capital or liquidity support to the subsidiary. Increases in market interest rates may adversely affect the financial strength ratings of Chartis subsidiaries, as rating agency capital models may reduce the amount of available capital relative to required capital. Other potential events that could cause a liquidity strain include economic collapse of a nation or region significant to Chartis operations, nationalization, terrorist acts, pandemics or other events causing economic or political upheaval.

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

AIG 2012 Form 10-Q            145

American International Group, Inc.

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

    In February 2012, AIG, Chartis and certain Chartis domestic property and casualty insurance companies entered into a new, single CMA, which replaces the CMAs entered into in February 2011. The new CMA is structured similarly to the CMAs that it replaces, except that under the new CMA, the total adjusted capital and total authorized control level RBC of these Chartis insurance companies are measured as a group (the Fleet) rather than on an individual company basis. As a result, the new CMA provides that AIG will maintain the total adjusted capital of the Fleet at or above a specified minimum percentage of the Fleet's projected total authorized control level RBC. The initial specified minimum percentage is 350 percent. For the three-month period ended June 30, 2012, AIG received a total of approximately $0.5 billion of cash dividends from Chartis. For the six-month period ended June 30, 2012, AIG received a total of approximately $1.5 billion in dividends from Chartis, consisting of cash and municipal bonds, and made no contributions to Chartis under the new CMA.

    In March 2012, the National Union Fire Insurance Company of Pittsburgh, Pa. (NUFI), a Chartis subsidiary, became a member of the Federal Home Loan Bank of Pittsburgh. FHLB membership provides participants with access to various services, including access to low-cost advances through pledging of certain mortgage-backed securities, government and agency securities and other qualifying assets. These advances may be used to provide an additional source of liquidity for balance sheet management or contingency funding purposes. As of June 30, 2012, NUFI had no advances outstanding under this facility.

    During September 2011, a $725 million letter of credit facility was put in place, under which Chartis Inc. and Ascot Corporate Name Limited (ACNL) acted as co-obligors. ACNL, a Chartis subsidiary and member of the Lloyd's of London insurance syndicate (Lloyd's), is required to hold capital at Lloyd's, known as Funds at Lloyds (FAL). Under the new facility, which supports the 2012 and 2013 years of account, the entire FAL requirement of $583 million as of June 30, 2012 was satisfied with a letter of credit.

SunAmerica

    Management considers the sources of liquidity for SunAmerica subsidiaries adequate to satisfy future liquidity requirements and meet their obligations, including those arising from reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Management, however, has recently initiated some specific programs intended to provide additional sources of actual and contingent liquidity. The SunAmerica companies continue to maintain liquidity in the form of cash and short-term investments, totaling $6.9 billion as of June 30, 2012. In the first six months of 2012, SunAmerica provided $2.4 billion of liquidity to AIG Parent through payment of dividends from insurance subsidiaries. These payments from the insurance companies included a $1.6 billion return of capital distribution of the insurance subsidiaries interests in ML II from the FRBNY's sale of the underlying assets.

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

    During 2012, SunAmerica began utilizing securities lending programs to supplement liquidity or for other uses as deemed appropriate by management. Under these programs, the SunAmerica companies lend securities to financial institutions and receive collateral equal to 102 percent of the fair value of the loaned securities. Reinvestment of cash collateral received is restricted to highly liquid short-term investments. SunAmerica's liability to the borrower for collateral received was $1.88 billion as of June 30, 2012. In addition, in 2011, certain

146            AIG 2012 Form 10-Q

American International Group, Inc.

SunAmerica insurance companies became members of the FHLBs in their respective districts, primarily as an additional source of liquidity or for other uses deemed appropriate by management. As of June 30, 2012, SunAmerica had borrowed $82 million from the FHLBs.

    In March 2011, AIG entered into CMAs with certain SunAmerica insurance companies. Among other things, the CMAs provide that AIG will maintain the total adjusted capital of these SunAmerica insurance companies at or above a specified minimum percentage of the companies' projected Company Action Level RBCs. As a result, the CMAs provide that if the total adjusted capital of these SunAmerica insurance companies falls below the specified minimum percentage of their respective Company Action Level RBCs, AIG will contribute cash or instruments admissible under applicable regulations to these SunAmerica insurance companies in the amount necessary to increase total adjusted capital to a level at least equal to such specified minimum percentage. Any required contribution under the CMAs would generally be made during the second and fourth quarters of each year; however, AIG may also make contributions in such amounts and at such times as it deems appropriate. In addition, the CMAs provide that if the total adjusted capital of these SunAmerica insurance companies is in excess of that same specified minimum percentage of their respective total company action level RBCs, subject to board approval, the companies would declare and pay ordinary dividends to their respective equity holders up to an amount that is the lesser of (i) the amount necessary to reduce projected or actual total adjusted capital to a level equal to or not materially greater than such specified minimum percentage or (ii) the maximum amount of ordinary dividends permitted under applicable insurance law. The CMAs do not prohibit, however, the payment of extraordinary dividends, subject to board and regulatory approval, to reduce projected or actual total adjusted capital to a level equal to or not materially greater than the specified minimum percentage. Any required dividend under the CMAs would generally be made on a quarterly basis. As structured, the CMAs contemplate that the specified minimum percentage would be reviewed and agreed upon at least annually. The initial specified minimum percentage was 350 percent, except for the CMA with AGC Life Insurance Company, which had a specified minimum percentage of 250 percent. For the year ended December 31, 2011, AIG received a total of approximately $1.4 billion in distributions from SunAmerica in the form of note repayments. For the three and six months ended June 30, 2012, AIG received a total of approximately $0.8 billion and $2.4 billion, respectively, in distributions from SunAmerica in the form of note repayments. AIG made no contributions under the CMAs in either period. Effective March 30, 2012, the specified minimum percentage increased from 350 percent to 435 percent, except for the CMA with AGC Life Insurance Company, where the specified minimum percentage remained at 250 percent.

Aircraft Leasing

    ILFC's sources of liquidity include existing cash and short-term investments of $2.4 billion, future cash flows from operations, revolving credit facilities, debt issuances, and aircraft sales, subject to market and other conditions. Uses of liquidity for ILFC primarily consist of aircraft purchases and debt repayments. On February 23, 2012, ILFC closed on a $900 million senior secured term loan due in 2017. ILFC used the proceeds from this loan to prepay the $457 million outstanding under its five-year syndicated facility, and the remainder for general corporate purposes. The senior secured term loan is secured primarily by a first priority perfected lien on the equity of certain ILFC subsidiaries that directly or indirectly own a pool of aircraft and related leases. Also on February 23, 2012, AeroTurbine amended its revolving credit facility to increase the maximum aggregate amount available by $95 million to $430 million.

    On March 19, 2012, ILFC issued $1.5 billion aggregate principal amount of senior unsecured notes, consisting of $750 million principal amount of 4.875% Notes due 2015 and $750 million principal amount of 5.875% Notes due 2019. Part of the proceeds from the sale of these notes were used to prepay ILFC's $750 million senior secured term loan scheduled to mature in 2015 and the remainder will be used for general corporate purposes, including the repayment of debt and the purchase of aircraft.

    On April 12, 2012, ILFC refinanced its $550 million secured term loan due in 2016. The new secured term loan, which matures in April 2016, bears interest at LIBOR plus a margin of 3.75% with a LIBOR floor of 1.0%, as

AIG 2012 Form 10-Q            147

American International Group, Inc.

compared to interest of LIBOR plus a margin of 5.0% and a LIBOR floor of 2.0% for the loan that was refinanced.

    On April 23, 2012, ILFC closed on a $203 million senior secured term loan due in 2018. ILFC used the proceeds from this loan for the acquisition of seven new aircraft delivered in 2012.

    See Debt herein for further details on ILFC's revolving credit facilities and outstanding debt.

Other Operations

Mortgage Guaranty

    AIG currently expects that its Mortgage Guaranty subsidiaries will be able to continue to satisfy future liquidity requirements and meet their obligations, including requirements arising out of reasonably foreseeable contingencies or events, through cash from operations and, to the extent necessary, asset dispositions. Mortgage Guaranty subsidiaries maintain substantial liquidity in the form of cash and short-term investments, totaling $1.0 billion as of June 30, 2012. Further, Mortgage Guaranty businesses maintain significant levels of investment-grade fixed maturity securities, including substantial holdings in municipal and corporate bonds ($3.8 billion in the aggregate at June 30, 2012), which they could monetize in the event liquidity levels are insufficient to meet obligations.

Global Capital Markets

    Global Capital Markets acts as the derivatives intermediary between AIG companies and third parties and executes its derivative trades under International Swaps and Derivatives Association, Inc. (ISDA) agreements. The agreements with third parties typically require collateral postings. Many of GCM's transactions with AIG and its subsidiaries also include collateral posting requirements. However, generally, no collateral is called under these contracts unless it is needed to satisfy posting requirements with third parties. Most of the GCM's credit default swaps are subject to collateral posting provisions. These provisions differ among counterparties and asset classes. The amount of future collateral posting requirements is a function of AIG's credit ratings, the rating of the reference obligations and the market value of the relevant reference obligations, with the latter being the most significant factor. AIG estimates the amount of potential future collateral postings associated with the super senior credit default swaps using various methodologies. The contingent liquidity requirements associated with such potential future collateral postings are incorporated into AIG's liquidity planning assumptions.

    As of June 30, 2012, GCM has total assets of $8.4 billion and total liabilities of $4.8 billion. GCM's assets consists primarily of cash, short-term investments, other receivables, net of allowance, and unrealized gains on swaps, options and forwards. GCM's liabilities consists primarily of trade payables and unrealized losses on swaps, options and forwards. GCM continues to rely upon AIG Parent to meet most of its collateral and other liquidity requirements in connection with its remaining derivatives portfolio. Collateral posted by operations included in GCM to third parties was $4.4 billion and $5.1 billion at June 30, 2012 and December 31, 2011, respectively. Collateral obtained by operations included in GCM from third parties was $778 million and $1.2 billion at June 30, 2012 and December 31, 2011, respectively. The collateral amounts reflect counterparty netting adjustments available under master netting agreements and are inclusive of collateral that exceeded the fair value of derivatives as of the reporting date.

Direct Investment Book

    The DIB is comprised of the MIP and certain non-derivative assets and liabilities of AIGFP. The DIB's assets consist primarily of cash, short term investments, fixed maturity securities issued by U.S. government and government sponsored entities, mortgage and asset backed securities and to a lesser extent bank loans, mortgage loans and equity securities. The DIB's liabilities consist primarily of notes and other borrowings supported by assets as well as other short term obligations related to unsettled trades and short-term financing obligations. As of June 30, 2012, the DIB had total assets of $37.6 billion and total liabilities of $29.2 billion. The assets and

148            AIG 2012 Form 10-Q

American International Group, Inc.

liabilities of the DIB exclude the value of interest rate and foreign exchange hedges that are in place related to the cash assets and liabilities of AIGFP included in the DIB. The value of these hedges is included in the assets and liabilities of GCM.

    AIG's risk target for the DIB is to maintain sufficient liquidity, at all times, to cover any payments on maturing DIB liabilities even under the stress scenarios defined by ERM. Management believes that the DIB has sufficient liquidity to meet all of its maturing liabilities even in these stress scenarios, without having to liquidate DIB assets or rely on additional liquidity from AIG Parent. If the DIB's risk target is breached, AIG expects to take appropriate actions to increase the DIB's liquidity sources or reduce liquidity requirements to maintain the risk target, although no assurance can be given that this can be achieved under then-prevailing market conditions. Any additional liquidity shortfalls would need to be funded by AIG Parent.
    During the six-months ended June 30, 2012, the DIB used current program liquidity to pay down $4.8 billion in debt. In addition, in the first quarter of 2012, AIG issued $2.0 billion aggregate principal amount of unsecured notes, consisting of $750 million principal amount of 3.000% Notes Due 2015 and $1.25 billion principal amount of 3.800% Notes Due 2017. The proceeds from the sale of these notes are being used to continue to reduce the risk of, and better match the assets and liabilities in, the MIP and the notes are included within MIP notes payable in the debt outstanding table in "Debt — Debt Maturities" below.

    During the first quarter of 2012, AIG allocated cash from the DIB to pay down the AIA SPV Preferred Interests. In exchange, AIG's remaining interest in ML III and the future proceeds from the cash held in escrow to secure indemnities provided to MetLife were allocated to the MIP (See Outlook — Other Operations — Direct Investment Book for further information on the ML III distribution). From time to time, AIG may utilize cash allocated to the DIB that is not required to meet the risk target for general corporate purposes unrelated to the DIB.

    Collateral posted by operations included in the DIB to third parties was $5.0 billion and $5.1 billion at June 30, 2012 and December 31, 2011, respectively. This collateral primarily consists of securities of the U.S. government and government sponsored entities and generally cannot be repledged or resold by the counterparties.

CREDIT FACILITIES

    AIG maintains credit facilities as potential sources of liquidity for general corporate purposes. Currently, AIG and ILFC maintain committed, revolving credit facilities, including a facility that provides for the issuance of letters of credit, summarized in the following table for general corporate purposes and for letter of credit issuance. AIG currently expects to replace or extend these credit facilities on or prior to their expiration, although no assurance can be given that these facilities will be replaced on favorable terms or at all. One of the facilities, as noted below, contains a "term-out option" allowing for the conversion by the borrower of any outstanding loans at expiration into one-year term loans. All facilities, except for ILFC's four-year AeroTurbine syndicated credit facility maturing December 2015, are unsecured.

June 30, 2012 (in millions) Facility	Size	Available Amount	Expiration	One-Year Term-Out Option	Effective Date

AIG:
364-Day Syndicated Facility	$1,500	$1,500	October 2012	Yes	10/12/2011
4-Year Syndicated Facility	3,000	1,737	October 2015	No	10/12/2011

Total AIG	$4,500	$3,237

ILFC:
4-Year AeroTurbine Syndicated Facility	430	160	December 2015	No	12/9/2011
3-Year Syndicated Facility	2,000	2,000	January 2014	No	1/31/2011

Total ILFC	$2,430	$2,160

AIG 2012 Form 10-Q            149

American International Group, Inc.

    The AIG 4-Year Syndicated Facility provides for $3.0 billion of revolving loans, which includes a $1.5 billion letter of credit sublimit. In May 2012, the letters of credit outstanding were reduced by $37 million; as a result, the available amount for letters of credit under the 4-Year Syndicated Facility was increased by the same amount. As of June 30, 2012, approximately $1.3 billion of letters of credit were outstanding under the letter of credit sublimit within the 4-Year Syndicated Facility, so that approximately $1.7 billion remains available under this facility, of which $237 million is available for letters of credit. AIG expects that it may draw down on the 364-Day and 4-Year facilities from time to time, and may use the proceeds for general corporate purposes.

    AIG's ability to borrow under these facilities is not contingent on its credit ratings. However, AIG's ability to borrow under these facilities is conditioned on the satisfaction of certain legal, operating, administrative and financial covenants and other requirements contained in the facilities, including covenants relating to AIG's maintenance of a specified total consolidated net worth, total consolidated debt to total consolidated capitalization and total priority debt (defined as debt of AIG's subsidiaries and secured debt of AIG) to total consolidated capitalization. Failure to satisfy these and other requirements contained in the credit facilities would restrict AIG's access to the facilities and, consequently, could have a material adverse effect on AIG's financial condition, results of operations and liquidity.

    ILFC's three-year credit facility, which became effective January 31, 2011, contains customary events of default and restrictive financial covenants that, among other things, restrict ILFC from entering into secured financing in excess of 30 percent of its consolidated tangible net assets, as defined in the agreement, less $2.0 billion, excluding fixed asset financings. As of June 30, 2012, ILFC would be able to incur an additional $3.3 billion of secured indebtedness under this covenant. Prior to April 16, 2010, ILFC had a $2.5 billion five-year syndicated facility which was scheduled to expire in October 2011. ILFC subsequently amended and extended the facility to mature in October 2012. ILFC repaid $457 million outstanding under the facility and terminated the facility on February 23, 2012. ILFC is a guarantor for a four-year credit facility entered into by AeroTurbine, a wholly-owned subsidiary of ILFC, whose assets are pledged as security for the outstanding amount. In February 2012, ILFC increased AeroTurbine's facility by $95 million to $430 million.

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

150            AIG 2012 Form 10-Q

American International Group, Inc.

 CONTRACTUAL OBLIGATIONS

The following table summarizes contractual obligations in total, and by remaining maturity:

June 30, 2012			Payments due by Period
(in millions)	Total Payments	Remainder of 2012	2013 - 2014	2015 - 2016	2017	Thereafter

Loss reserves	$91,107	$11,115	$29,336	$16,172	$5,284	$29,200
Insurance and investment contract liabilities	239,557	13,347	27,028	25,494	11,097	162,591
Aircraft purchase commitments	18,509	1,066	3,068	5,669	4,235	4,471
Borrowings	72,092	1,984	12,829	12,571	9,034	35,674
Interest payments on borrowings	53,886	1,966	7,607	6,464	2,601	35,248
Other long-term obligations(a)	162	16	38	15	12	81

Total(b)	$475,313	$29,494	$79,906	$66,385	$32,263	$267,265

(a)
Primarily includes contracts to purchase future services and other capital expenditures.

(b)
Does not reflect unrecognized tax benefits of $4.4 billion, the timing of which is uncertain. In addition, the majority of AIG's credit default swaps require AIG to provide credit protection on a designated portfolio of loans or debt securities. At June 30, 2012, the fair value derivative liability was $2.4 billion, relating to the super senior multi-sector CDO credit default swap portfolio. Due to the long-term maturities of these credit default swaps, AIG is unable to make reasonable estimates of the periods during which any payments would be made. However, at June 30, 2012, collateral posted with respect to these swaps was $2.1 billion.

 OFF-BALANCE SHEET ARRANGEMENTS AND COMMERCIAL COMMITMENTS

The following table summarizes Off-Balance Sheet Arrangements and Commercial Commitments in total, and by remaining maturity:

June 30, 2012			Amount of Commitment Expiring
(in millions)	Total Amounts Committed	Remainder of 2012	2013 - 2014	2015 - 2016	2017	Thereafter

Guarantees:
Liquidity facilities(a)	$101	$-	$-	$-	$-	$101
Standby letters of credit	322	309	10	3	-	-
Guarantees of indebtedness	185	-	-	-	-	185
All other guarantees(b)	416	62	19	157	54	124
Commitments:
Investment commitments(c)	2,523	2,096	268	159	-	-
Commitments to extend credit	402	354	47	-	-	1
Letters of credit	26	15	11	-	-	-
Other commercial commitments(d)	804	18	4	-	-	782

Total(e)	$4,779	$2,854	$359	$319	$54	$1,193

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

(d)
Excludes commitments with respect to pension plans. The remaining pension contribution for 2012 is expected to be approximately $44 million for U.S. and non-U.S. plans.

(e)
Does not include guarantees, capital maintenance agreements or other support arrangements among AIG consolidated entities.

AIG 2012 Form 10-Q            151

American International Group, Inc.

Securities Financing

    The fair value of securities transferred under repurchase agreements accounted for as sales was $259 million and $2.1 billion at June 30, 2012 and December 31, 2011, respectively, and the related cash collateral obtained was $204 million and $1.6 billion at June 30, 2012 and December 31, 2011, respectively.

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

DEBT

Debt Maturities

The following table summarizes maturing debt at June 30, 2012 of AIG and its subsidiaries for the next four quarters:

(in millions)	Third Quarter 2012	Fourth Quarter 2012	First Quarter 2013	Second Quarter 2013	Total

ILFC	$767	$162	$1,376	$737	$3,042
Borrowings supported by assets (DIB)	408	497	503	128	1,536
General borrowings	-	150	-	-	150
Other	-	-	46	7	53

Total	$1,175	$809	$1,925	$872	$4,781

    Resources available to meet maturing obligations include:

  •
  ILFC's existing cash and short-term investments of $2.4 billion, as well as its future cash flows from operations, debt issuances and aircraft sales, subject to market and other conditions. See Liquidity of Parent and Subsidiaries — Aircraft Leasing. Additionally, at June 30, 2012, ILFC had $2.0 billion available under its unsecured three-year revolving credit facility and an additional $160 million available under AeroTurbine's secured revolving credit agreement. AIG expects that ILFC will refinance its existing debt or issue additional debt as necessary to meet its maturing debt obligations.

  •
  AIG borrowings supported by assets consist of debt under the MIP as well as AIGFP debt included in the DIB. Mismatches in the timing of cash inflows on the assets and outflows with respect to the liabilities may require assets to be sold or AIG to access the capital markets to satisfy maturing liabilities. Depending on market conditions and the ability to sell assets at that time, proceeds from sales may not be sufficient to satisfy the full amount due on maturing liabilities. Any shortfalls would need to be funded by AIG Parent. At June 30, 2012, all of the debt maturities in the DIB through June 30, 2013 are supported by short-term investments and maturing investments.

152            AIG 2012 Form 10-Q

American International Group, Inc.

The following table provides the rollforward of AIG's total debt outstanding:

Six Months Ended June 30, 2012 (in millions)	Balance at December 31, 2011	Issuances	Maturities and Repayments	Effect of Foreign Exchange	Other Changes		Balance at June 30, 2012

Debt issued or guaranteed by AIG:
General borrowings:
Notes and bonds payable	$12,725	$1,508	$(244)	$(20)	$(14)		$13,955
Junior subordinated debt	9,327	-	-	(20)	(4)		9,303
Loans and mortgages payable	234	-	(2)	(5)	1		228
SunAmerica Financial Group, Inc. notes and bonds payable	298	-	-	-	-		298
Liabilities connected to trust preferred stock	1,339	-	-	-	-		1,339

Total general borrowings	23,923	1,508	(246)	(45)	(17)		25,123

Borrowings supported by assets:
MIP notes payable	10,147	1,996	(2,556)	(143)	(61)		9,383
Series AIGFP matched notes and bonds payable	3,807	-	(181)	-	(13)		3,613
GIAs, at fair value	7,964	289	(885)	-	135	(a)	7,503
Notes and bonds payable, at fair value	2,316	15	(1,122)	-	454	(a)	1,663
Loans and mortgages payable, at fair value	486	-	(244)	-	(4	)(a)	238

Total borrowings supported by assets	24,720	2,300	(4,988)	(143)	511		22,400

Total debt issued or guaranteed by AIG	48,643	3,808	(5,234)	(188)	494		47,523

Debt not guaranteed by AIG:
ILFC:
Notes and bonds payable, ECA facility, bank financings and other secured financings(b)	23,365	2,731	(2,884)	-	17		23,229
Junior subordinated debt	999	-	-	-	-		999

Total ILFC debt	24,364	2,731	(2,884)	-	17		24,228

Other subsidiaries notes, bonds, loans and mortgages payable	393	57	(94)	(16)	1		341

Debt of consolidated investments(c)	1,853	180	(169)	-	(59)		1,805

Total debt not guaranteed by AIG	26,610	2,968	(3,147)	(16)	(41)		26,374

Total debt	$75,253	$6,776	$(8,381)	$(204)	$453		$73,897

(a)
Primarily represents adjustments to the fair value of debt.

(b)
Includes $9.5 billion of secured financings, of which $288 million are non-recourse to ILFC.

(c)
At June 30, 2012, includes debt of consolidated investments primarily held through AIG Global Real Estate Investment Corp., AIG Credit Corp. and SunAmerica of $1.3 billion, $218 million and $104 million, respectively.

AIG 2012 Form 10-Q            153

American International Group, Inc.

The following table presents maturities of long-term debt (including unamortized original issue discount, hedge accounting valuation adjustments and fair value adjustments, when applicable), excluding $1.8 billion in borrowings of consolidated investments:

			Year Ending
June 30, 2012 (in millions)		Remainder of 2012
	Total		2013	2014	2015	2016	2017	Thereafter

General borrowings:
Notes and bonds payable	$13,955	$-	$1,468	$500	$998	$1,697	$1,402	$7,890
Junior subordinated debt	9,303	-	-	-	-	-	-	9,303
Loans and mortgages payable	228	150	2	-	2	-	-	74
SAFG, Inc. notes and bonds payable	298	-	-	-	-	-	-	298
Liabilities connected to trust preferred stock	1,339	-	-	-	-	-	-	1,339

AIG general borrowings	$25,123	$150	$1,470	$500	$1,000	$1,697	$1,402	$18,904

Borrowings supported by assets:
MIP notes payable	9,383	63	835	1,607	1,013	1,349	3,959	557
Series AIGFP matched notes and bonds payable	3,613	-	3	-	-	-	20	3,590
GIAs, at fair value	7,503	477	234	647	597	313	259	4,976
Notes and bonds payable, at fair value	1,663	127	367	52	167	341	104	505
Loans and mortgages payable, at fair value	238	238	-	-	-	-	-	-

AIG borrowings supported by assets	22,400	905	1,439	2,306	1,777	2,003	4,342	9,628

ILFC(a):
Notes and bonds payable	13,702	622	3,421	1,040	2,010	1,000	2,000	3,609
Junior subordinated debt	999	-	-	-	-	-	-	999
ECA Facility(b)	2,121	214	429	424	336	258	202	258
Bank financings and other secured financings	7,406	93	186	1,557	452	2,009	1,080	2,029

Total ILFC	24,228	929	4,036	3,021	2,798	3,267	3,282	6,895

Other subsidiaries notes, bonds, loans and mortgages payable(a)	341	-	54	3	24	5	8	247

Total	$72,092	$1,984	$6,999	$5,830	$5,599	$6,972	$9,034	$35,674

(a)
AIG does not guarantee these borrowings.

(b)
Reflects future minimum payment for ILFC's borrowings under the 2004 Export Credit Agency (ECA) Facility.

154            AIG 2012 Form 10-Q

American International Group, Inc.

 CREDIT RATINGS

    The cost and availability of unsecured financing for AIG and its subsidiaries are generally dependent on their short- and long-term debt ratings. The following table presents the credit ratings of AIG and certain of its subsidiaries as of July 27, 2012. In parentheses, following the initial occurrence in the table of each rating, is an indication of that rating's relative rank within the agency's rating categories. That ranking refers only to the generic or major rating category and not to the modifiers appended to the rating by the rating agencies to denote relative position within such generic or major category.

	Short-Term Debt		Senior Long-Term Debt
	Moody's	S&P	Moody's(a)	S&P(b)	Fitch(c)

AIG	P-2 (2nd of 3)	A-2 (2nd of 8)	Baa 1 (4th of 9)	A- (3rd of 8)	BBB (4th of 9)
	Stable Outlook		Stable Outlook	Stable Outlook	Stable Outlook

AIG Financial Products Corp.(d)	P-2	A-2	Baa 1	A-	-
	Stable Outlook		Stable Outlook	Stable Outlook

AIG Funding, Inc.(d)	P-2	A-2	-	-	-
Stable Outlook

ILFC	Not prime	-	Ba3 (5th of 9)	BBB- (4th of 8)	BB (5th of 9)
	Stable Outlook		Stable Outlook	Stable Outlook	Stable Outlook

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

    For a discussion of the effects of downgrades in the financial strength ratings of AIG's insurance companies or AIG's credit ratings, see Note 8 to the Consolidated Financial Statements and Part I, Item 1A. Risk Factors in the 2011 Annual Report.

AIG 2012 Form 10-Q            155

American International Group, Inc.

INVESTMENTS

MARKET CONDITIONS

    AIG's investments and investment strategies were affected by the following conditions in the second quarter of 2012:

  •
  Equity and credit markets experienced increased levels of volatility, as U.S. and global economic conditions deteriorated.

  •
  Rating agency downgrades were more pronounced as numerous domestic and international banks received downgrades, with some receiving downgrades of multiple notches. European sovereign debt issues continued to weigh on the markets.

  •
  Equity markets retreated from the highs achieved in the first quarter of 2012, with U.S. and global equity markets finishing down for the second quarter, although they remain up year to date.

  •
  Bond yields were sharply lower in the U.S., as evidenced by the ten year U.S. Treasury rate declining to a historical low of 1.44 percent at the beginning of June before finishing at 1.65 percent at quarter end. High grade and high yield spreads widened in the second quarter, but they narrowed in June.

  •
  The U.S. dollar strengthened 5 percent and 2 percent versus the euro and British pound, respectively, in the quarter with the trend versus the U.S. dollar driven by the uncertainty surrounding European events.

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

    At the local operating unit level, investment strategies are based on considerations that include the local market, general market conditions, liability duration and cash flow characteristics, rating agency and regulatory capital considerations, legal investment limitations, tax optimization and diversification. The majority of assets backing insurance liabilities at AIG consist of intermediate and long duration fixed maturity securities.

  •
  In the case of life insurance and retirement services companies, as well as in the DIB, the fundamental investment strategy is, as nearly as is practicable, to match the duration characteristics of the liabilities with assets of comparable duration.

  •
  Fixed maturity securities held by the domestic insurance companies included in Chartis historically have consisted primarily of laddered holdings of tax-exempt municipal bonds, which provided attractive after-tax returns and limited credit risk. To meet the current risk-return and tax objectives of Chartis, cash flows from the investment portfolio and insurance operations are generally being reinvested by the domestic property and casualty companies in taxable instruments which meet the companies' liquidity, duration and credit quality objectives as well as current risk-return and tax objectives.

  •
  Outside of the U.S., fixed maturity securities held by Chartis companies consist primarily of intermediate duration high-grade securities.

INVESTMENT HIGHLIGHTS

    An overview of investment activities during the first half of 2012 follows:

  •
  Risk weighted opportunistic investments in RMBS and other structured securities continued to be made to improve yields and increase net investment income. AIG purchased an aggregate of $5.0 billion of CDOs sold in the FRBNY auctions of ML III assets, and elected fair value accounting treatment on those assets.

156            AIG 2012 Form 10-Q

American International Group, Inc.

  •
  Purchases of corporate debt securities continued to be the largest asset allocation of new investments.

  •
  The low interest rate environment is a contributing factor to the unrealized gains in the investment portfolio. In the second quarter of 2012, blended investment yields on new SunAmerica investments, including RMBS and other mortgage loans and securities, were substantially the same as blended rates on investments that were sold, matured or called. Base yields at Chartis benefited from blended yields on new instruments that are higher than the yields on investments that were sold, matured or called.

  •
  Other-than-temporary-impairments on structured securities were down significantly from prior quarters.

    Net investment income and unrealized and realized gains and losses are discussed under Consolidated Results.

Credit Ratings

    At June 30, 2012, approximately 88 percent of fixed maturity securities were held by AIG's domestic entities. Approximately 18 percent of such securities were rated AAA by one or more of the principal rating agencies, and approximately 16 percent were rated below investment grade or not rated. AIG's investment decision process relies primarily on internally generated fundamental analysis and internal risk ratings. Third-party rating services' ratings and opinions provide one source of independent perspective for consideration in the internal analysis.

    A significant portion of AIG's foreign entities fixed maturity securities portfolio is rated by Moody's, S&P or similar foreign rating services. Rating services are not available for some foreign issued securities. AIG's Credit Risk Management department closely reviews the credit quality of the foreign portfolio's non-rated fixed maturity securities. At June 30, 2012, approximately 21 percent of such investments were either rated AAA or, on the basis of AIG's internal analysis, were equivalent from a credit standpoint to securities rated AAA, and approximately 3 percent were rated below investment grade or not rated at that date. Approximately 51 percent of the foreign entities' fixed maturity securities portfolio is comprised of sovereign fixed maturity securities supporting policy liabilities in the country of issuance.

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

    See Enterprise Risk Management herein for a discussion of credit risks associated with Investments.

The following table presents the credit ratings of AIG's fixed maturity investments based on fair value:

	June 30, 2012	December 31, 2011

Rating:
AAA	19%	21%
AA	19	20
A	21	22
BBB	27	25
Below investment grade	11	10
Non-rated	3	2

Total	100%	100%

AIG 2012 Form 10-Q            157

American International Group, Inc.

 INVESTMENTS BY SEGMENT

The following tables summarize the composition of AIG's investments by reportable segment:

	Reportable Segment
(in millions)	Chartis	SunAmerica	Aircraft Leasing	Other Operations		Total

June 30, 2012
Fixed maturity securities:
Bonds available for sale, at fair value	$100,576	$156,669	$-	$5,769		$263,014
Bond trading securities, at fair value	1,498	2,475	-	26,946		30,919
Equity securities:
Common and preferred stock available for sale, at fair value	2,707	233	1	6		2,947
Common and preferred stock trading, at fair value	-	-	-	103		103
Mortgage and other loans receivable, net of allowance	500	16,888	60	1,939		19,387
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	35,095	-		35,095
Other invested assets	12,868	13,032	-	10,800	(b)	36,700
Short-term investments	5,877	6,712	2,361	9,415		24,365

Total investments(a)	124,026	196,009	37,517	54,978		412,530
Cash	807	186	50	189		1,232

Total invested assets	$124,833	$196,195	$37,567	$55,167		$413,762

December 31, 2011
Fixed maturity securities:
Bonds available for sale, at fair value	$103,831	$154,912	$-	$5,238		$263,981
Bond trading securities, at fair value	88	1,583	-	22,693		24,364
Equity securities:
Common and preferred stock available for sale, at fair value	2,895	208	1	520		3,624
Common and preferred stock trading, at fair value	-	-	-	125		125
Mortgage and other loans receivable, net of allowance	553	16,759	90	2,087		19,489
Flight equipment primarily under operating leases, net of accumulated depreciation	-	-	35,539	-		35,539
Other invested assets	12,279	12,560	-	15,905	(b)	40,744
Short-term investments	4,660	3,318	1,910	12,684		22,572

Total investments(a)	124,306	189,340	37,540	59,252		410,438
Cash	673	463	65	273		1,474

Total invested assets	$124,979	$189,803	$37,605	$59,525		$411,912

(a)
At June 30, 2012, approximately 88 percent and 12 percent of investments were held by domestic and foreign entities, respectively, compared to approximately 90 percent and 10 percent, respectively, at December 31, 2011.

(b)
Includes $7.7 billion and $12.4 billion of AIA ordinary shares at June 30, 2012 and December 31, 2011, respectively.

158            AIG 2012 Form 10-Q

American International Group, Inc.

 AVAILABLE FOR SALE INVESTMENTS

The following table presents the amortized cost or cost and fair value of AIG's available for sale securities and other invested assets carried at fair value:

(in millions)	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Other-Than- Temporary Impairments in AOCI(a)

June 30, 2012
Bonds available for sale:
U.S. government and government sponsored entities	$3,665	$355	$(3)	$4,017	$-
Obligations of states, municipalities and political subdivisions	34,597	2,717	(60)	37,254	(24)
Non-U.S. governments	24,245	1,187	(51)	25,381	-
Corporate debt	133,688	13,577	(937)	146,328	109
Mortgage-backed, asset-backed and collateralized:
RMBS	32,453	1,920	(715)	33,658	179
CMBS	8,931	535	(675)	8,791	(167)
CDO/ABS	7,211	667	(293)	7,585	119

Total mortgage-backed, asset-backed and collateralized	48,595	3,122	(1,683)	50,034	131

Total bonds available for sale(b)	244,790	20,958	(2,734)	263,014	216

Equity securities available for sale:
Common stock	1,479	1,213	(41)	2,651	-
Preferred stock	146	39	-	185	-
Mutual funds	108	4	(1)	111	-

Total equity securities available for sale	1,733	1,256	(42)	2,947	-

Other invested assets carried at fair value(c)	5,161	1,854	(143)	6,872	-

Total	$251,684	$24,068	$(2,919)	$272,833	$216

December 31, 2011
Bonds available for sale:
U.S. government and government sponsored entities	$5,661	$418	$(1)	$6,078	$-
Obligations of states, municipalities and political subdivisions	35,017	2,554	(73)	37,498	(28)
Non-U.S. governments	24,843	994	(102)	25,735	-
Corporate debt	134,699	11,844	(1,725)	144,818	115
Mortgage-backed, asset-backed and collateralized:
RMBS	34,780	1,387	(1,563)	34,604	(716)
CMBS	8,449	470	(973)	7,946	(276)
CDO/ABS	7,321	454	(473)	7,302	49

Total mortgage-backed, asset-backed and collateralized	50,550	2,311	(3,009)	49,852	(943)

Total bonds available for sale(b)	250,770	18,121	(4,910)	263,981	(856)

Equity securities available for sale:
Common stock	1,682	1,839	(100)	3,421	-
Preferred stock	83	60	-	143	-
Mutual funds	55	6	(1)	60	-

Total equity securities available for sale	1,820	1,905	(101)	3,624	-

Other invested assets carried at fair value(c)	5,155	1,611	(269)	6,497	-

Total	$257,745	$21,637	$(5,280)	$274,102	$(856)

(a)
Represents the amount of other-than-temporary impairment losses recognized in Accumulated other comprehensive income. Amount includes unrealized gains and losses on impaired securities relating to changes in the value of such securities subsequent to the impairment measurement date.

(b)
At June 30, 2012 and December 31, 2011, bonds available for sale held by AIG that were below investment grade or not rated totaled $27.4 billion and $24.2 billion, respectively.

(c)
Represents private equity and hedge fund investments carried at fair value for which unrealized gains and losses are required to be recognized in other comprehensive income.

AIG 2012 Form 10-Q            159

American International Group, Inc.

    At June 30, 2012, the U.S. municipal bond portfolio was composed primarily of essential service revenue bonds and high-quality tax-backed bonds with 97 percent of the portfolio rated A or higher.

The following table presents the fair value of AIG's available for sale U.S. municipal bond portfolio by state and type:

June 30, 2012 (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value

State:
California	$594	$1,337	$3,359	$5,290
Texas	247	2,552	2,145	4,944
New York	45	898	3,728	4,671
Massachusetts	941	-	928	1,869
Washington	663	319	862	1,844
Florida	472	9	1,138	1,619
Illinois	215	693	697	1,605
Virginia	89	219	905	1,213
Georgia	536	74	490	1,100
Ohio	251	180	553	984
Arizona	-	163	816	979
Pennsylvania	474	82	217	773
New Jersey	-	1	705	706
All Other	2,082	1,550	6,017	9,649

Total(a)(b)	$6,609	$8,077	$22,560	$37,246

(a)
Excludes certain university and not-for-profit entities that issue in the corporate debt market and $8 million of foreign municipal bonds. Includes industrial revenue bonds.

(b)
Includes $7.6 billion of pre-refunded municipal bonds.

The following table presents the industry categories of AIG's available for sale corporate debt securities based on amortized cost:

Industry Category	June 30, 2012	December 31, 2011

Financial institutions:
Money Center/Global Bank Groups	8%	9%
Regional banks – other	1	1
Life insurance	4	4
Securities firms and other finance companies	1	-
Insurance non-life	3	3
Regional banks – North America	6	6
Other financial institutions	5	5
Utilities	16	16
Communications	8	8
Consumer noncyclical	11	11
Capital goods	6	6
Energy	7	7
Consumer cyclical	7	7
Other	17	17

Total*	100%	100%

*
At June 30, 2012 and December 31, 2011, approximately 94 percent and 95 percent, respectively, of these investments were rated investment grade.

160            AIG 2012 Form 10-Q

American International Group, Inc.

Investments in RMBS

The following table presents AIG's RMBS investments by year of vintage:

	June 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Total RMBS*
2012	$344	$3	$-	$347	1%	$-	$-	$-	$-	-%
2011	7,447	434	-	7,881	23	8,972	306	(31)	9,247	26
2010	3,093	175	-	3,268	10	3,787	139	(1)	3,925	11
2009	446	19	-	465	1	598	22	-	620	2
2008	494	41	-	535	1	665	49	-	714	2
2007 and prior	20,629	1,248	(715)	21,162	64	20,758	871	(1,531)	20,098	59

Total RMBS	$32,453	$1,920	$(715)	$33,658	100%	$34,780	$1,387	$(1,563)	$34,604	100%

Agency
2012	$249	$3	$-	$252	2%	$-	$-	$-	$-	-%
2011	5,527	395	-	5,922	43	6,701	306	(2)	7,005	44
2010	2,948	173	-	3,121	23	3,636	139	(1)	3,774	24
2009	377	18	-	395	3	528	21	-	549	3
2008	494	41	-	535	4	665	49	-	714	4
2007 and prior	3,238	420	(1)	3,657	25	3,852	463	-	4,315	25

Total Agency	$12,833	$1,050	$(1)	$13,882	100%	$15,382	$978	$(3)	$16,357	100%

Alt-A
2010	$57	$1	$-	$58	1%	$63	$1	$-	$64	1%
2007 and prior	6,916	319	(237)	6,998	99	6,220	135	(611)	5,744	99

Total Alt-A	$6,973	$320	$(237)	$7,056	100%	$6,283	$136	$(611)	$5,808	100%

Subprime
2007 and prior	$2,073	$63	$(262)	$1,874	100%	$1,792	$38	$(374)	$1,456	100%

Total Subprime	$2,073	$63	$(262)	$1,874	100%	$1,792	$38	$(374)	$1,456	100%

Prime non-agency
2012	$95	$-	$-	$95	1%	$-	$-	$-	$-	-%
2011	1,920	39	-	1,959	19	2,270	-	(29)	2,241	21
2010	89	-	-	89	1	88	-	-	88	1
2009	68	1	-	69	-	70	1	-	71	-
2007 and prior	8,009	366	(158)	8,217	79	8,474	181	(461)	8,194	78

Total Prime non-agency	$10,181	$406	$(158)	$10,429	100%	$10,902	$182	$(490)	$10,594	100%

Total Other Housing Related	$393	$81	$(57)	$417	100%	$421	$53	$(85)	$389	100%

*
Includes foreign and jumbo RMBS-related securities.

AIG 2012 Form 10-Q            161

American International Group, Inc.

The following table presents AIG's RMBS investments by credit rating:

	June 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
Total RMBS
AAA	$15,382	$1,089	$(15)	$16,456	47%	$18,502	$990	$(56)	$19,436	53%
AA	875	41	(90)	826	3	1,043	51	(115)	979	3
A	490	13	(12)	491	1	426	8	(25)	409	1
BBB	899	19	(56)	862	3	859	9	(95)	773	3
Below investment grade(b)	14,807	758	(542)	15,023	46	13,942	329	(1,272)	12,999	40
Non-rated	-	-	-	-	-	8	-	-	8	-

Total RMBS(a)	$32,453	$1,920	$(715)	$33,658	100%	$34,780	$1,387	$(1,563)	$34,604	100%

Agency RMBS
AAA	$12,775	$1,039	$-	$13,814	100%	$15,382	$978	$(3)	$16,357	100%
AA	58	11	(1)	68	-	-	-	-	-	-

Total Agency	$12,833	$1,050	$(1)	$13,882	100%	$15,382	$978	$(3)	$16,357	100%

Alt-A RMBS
AAA	$73	$1	$(3)	$71	1%	$128	$2	$(4)	$126	2%
AA	271	10	(16)	265	4	405	34	(25)	414	6
A	178	3	(2)	179	3	162	2	(3)	161	3
BBB	247	7	(16)	238	3	278	2	(29)	251	4
Below investment grade(b)	6,204	299	(200)	6,303	89	5,310	96	(550)	4,856	85
Non-rated	-	-	-	-	-	-	-	-	-	-

Total Alt-A	$6,973	$320	$(237)	$7,056	100%	$6,283	$136	$(611)	$5,808	100%

Subprime RMBS
AAA	$35	$-	$(2)	$33	2%	$109	$-	$(4)	$105	6%
AA	134	11	(25)	120	6	144	10	(27)	127	8
A	116	2	(3)	115	6	19	-	(1)	18	1
BBB	250	-	(16)	234	12	253	1	(33)	221	14
Below investment grade(b)	1,538	49	(216)	1,371	74	1,267	27	(309)	985	71
Non-rated	-	1	-	1	-	-	-	-	-	-

Total Subprime	$2,073	$63	$(262)	$1,874	100%	$1,792	$38	$(374)	$1,456	100%

Prime non-agency
AAA	$2,496	$49	$(10)	$2,535	24%	$2,884	$11	$(45)	$2,850	26%
AA	393	8	(37)	364	4	472	7	(50)	429	4
A	181	7	(4)	184	2	202	3	(16)	189	2
BBB	361	11	(20)	352	4	309	6	(28)	287	3
Below investment grade(b)	6,750	331	(87)	6,994	66	7,027	155	(351)	6,831	65
Non-rated	-	-	-	-	-	8	-	-	8	-

Total prime non-agency	$10,181	$406	$(158)	$10,429	100%	$10,902	$182	$(490)	$10,594	100%

Total Other Housing Related	$393	$81	$(57)	$417	100%	$421	$53	$(85)	$389	100%

(a)
The weighted average expected life was 6 years at both June 30, 2012 and December 31, 2011.

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

162            AIG 2012 Form 10-Q

American International Group, Inc.

Investments in CMBS

The following table presents the amortized cost, gross unrealized gains (losses) and fair value of AIG's CMBS investments:

	June 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

CMBS (traditional)	$7,007	$351	$(576)	$6,782	79%	$6,879	$307	$(853)	$6,333	81%
ReRemic/CRE CDO	308	33	(89)	252	3	345	26	(110)	261	4
Agency	1,086	145	(2)	1,229	12	1,154	137	(1)	1,290	14
Other	530	6	(8)	528	6	71	-	(9)	62	1

Total	$8,931	$535	$(675)	$8,791	100%	$8,449	$470	$(973)	$7,946	100%

The following table presents AIG's CMBS investments by year of vintage:

	June 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Year:
2012	$63	$1	$(1)	$63	1%	$-	$-	$-	$-	-%
2011	1,177	150	(2)	1,325	13	1,296	133	(6)	1,423	15
2010	763	29	(2)	790	8	279	21	(2)	298	3
2009	50	1	-	51	1	41	1	-	42	1
2008	182	4	-	186	2	217	1	(7)	211	3
2007 and prior	6,696	350	(670)	6,376	75	6,616	314	(958)	5,972	78

Total	$8,931	$535	$(675)	$8,791	100%	$8,449	$470	$(973)	$7,946	100%

The following table presents AIG's CMBS investments by credit rating:

	June 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$2,949	$297	$(4)	$3,242	33%	$3,431	$274	$(12)	$3,693	40%
AA	1,313	38	(6)	1,345	15	735	20	(21)	734	9
A	1,027	27	(25)	1,029	11	986	18	(56)	948	12
BBB	1,225	15	(79)	1,161	14	932	8	(122)	818	11
Below investment grade	2,405	156	(561)	2,000	27	2,353	149	(762)	1,740	28
Non-rated	12	2	-	14	-	12	1	-	13	-

Total	$8,931	$535	$(675)	$8,791	100%	$8,449	$470	$(973)	$7,946	100%

AIG 2012 Form 10-Q            163

American International Group, Inc.

The following table presents the percentage of AIG's CMBS investments by geographic region based on amortized cost:

	June 30, 2012	December 31, 2011

Geographic region:
New York	16%	15%
California	10	10
Texas	6	6
Florida	5	5
Virginia	4	3
Illinois	3	3
New Jersey	3	2
Georgia	2	2
Maryland	2	2
Pennsylvania	2	2
Nevada	2	2
Washington	2	2
All Other*	43	46

Total	100%	100%

*
Includes Non-U.S. locations.

The following table presents the percentage of AIG's CMBS investments by industry based on amortized cost:

	June 30, 2012	December 31, 2011

Industry:
Office	28%	28%
Multi-family*	25	26
Retail	26	25
Lodging	8	8
Industrial	6	6
Other	7	7

Total	100%	100%

*
Includes Agency-backed CMBS.

    Although the market value of CMBS holdings has remained stable during the first six months of 2012, the portfolio continues to be below amortized cost. The majority of AIG's investments in CMBS are in tranches that contain substantial protection features through collateral subordination. As indicated in the tables, downgrades have occurred on many CMBS holdings. The majority of CMBS holdings are traditional conduit transactions, broadly diversified across property types and geographical areas.

164            AIG 2012 Form 10-Q

American International Group, Inc.

Investments in CDOs

The following table presents AIG's CDO investments by collateral type:

	June 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Collateral Type:
Bank loans (CLO)	$2,002	$64	$(205)	$1,861	92%	$2,001	$52	$(297)	$1,756	88%
Synthetic investment grade	-	106	-	106	-	1	75	-	76	-
Other	182	221	(7)	396	8	255	153	(18)	390	11
Subprime ABS	7	10	(5)	12	-	11	5	(6)	10	1

Total	$2,191	$401	$(217)	$2,375	100%	$2,268	$285	$(321)	$2,232	100%

The following table presents AIG's CDO investments by credit rating:

	June 30, 2012					December 31, 2011
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Percent of Amortized Cost

Rating:
AAA	$71	$-	$(1)	$70	3%	$134	$-	$(4)	$130	6%
AA	306	15	(10)	311	14	309	11	(21)	299	13
A	1,007	18	(87)	938	46	854	-	(109)	745	38
BBB	506	2	(87)	421	23	585	15	(133)	467	26
Below investment grade	301	366	(32)	635	14	386	259	(54)	591	17

Total	$2,191	$401	$(217)	$2,375	100%	$2,268	$285	$(321)	$2,232	100%

COMMERCIAL MORTGAGE LOANS

    At June 30, 2012, AIG had direct commercial mortgage loan exposure of $13.7 billion. At that date, over 99 percent of the loans were current.

The following table presents the commercial mortgage loan exposure by state and class of loan:

June 30, 2012 (dollars in millions)	Number of Loans	Class							Percent of Total
		Apartments	Offices	Retails	Industrials	Hotels	Others	Total

State:
California	161	$107	$1,037	$271	$831	$378	$509	$3,133	23%
New York	78	270	1,220	168	99	87	79	1,923	14
New Jersey	59	531	325	281	8	18	68	1,231	9
Florida	93	50	244	232	102	20	207	855	6
Texas	56	39	316	129	214	81	24	803	6
Pennsylvania	61	113	100	142	120	17	14	506	4
Ohio	55	160	41	100	65	39	11	416	3
Maryland	23	23	188	171	13	4	5	404	3
Virginia	28	38	206	50	10	19	1	324	2
Colorado	19	11	207	1	-	27	59	305	2
Other states	340	370	1,295	993	406	270	486	3,820	28
Foreign	64	1	-	-	-	-	2	3	-

Total*	1,037	$1,713	$5,179	$2,538	$1,868	$960	$1,465	$13,723	100%

*
Excludes portfolio valuation losses.

AIG 2012 Form 10-Q            165

American International Group, Inc.

 AIA INVESTMENT

    On March 7, 2012, AIG sold 1.72 billion ordinary shares of AIA for gross cash proceeds of approximately $6.0 billion (the AIA Sale). As a result of the sale, AIG's retained interest in AIA decreased from approximately 33 percent to approximately 19 percent. At June 30, 2012 and December 31, 2011, the carrying value of AIG's retained interest in AIA was $7.7 billion and $12.4 billion, respectively, which was recorded in Other invested assets and accounted for under the fair value option.

    The value of the AIA ordinary shares will fluctuate until their ultimate disposition by AIG. The value of these shares will rise and fall in response to various factors beyond the control of AIG, including the business and financial performance of AIA. AIG is restricted from selling any of its remaining AIA ordinary shares to third parties or entering into hedging transactions that might protect AIG against fluctuations in the value of its remaining interest in AIA until September 4, 2012. After that date, AIG expects to monetize its investment in AIA ordinary shares from time to time depending on market conditions, AIG's liquidity position and opportunities for cash redeployment.

IMPAIRMENTS

The following table presents investment impairments by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Fixed maturity securities, available for sale	$105	$121	$554	$328
Equity securities, available for sale	45	4	49	22
Private equity funds and hedge funds	66	56	231	86

Subtotal	$216	$181	$834	$436

Life settlement contracts	56	167	114	235
Real estate	-	5	7	27

Total	$272	$353	$955	$698

166            AIG 2012 Form 10-Q

American International Group, Inc.

Other-Than-Temporary Impairments

The following tables present other-than-temporary impairment charges in earnings, excluding impairments on life settlement contracts and real estate.

	Reportable Segment
			Other Operations
(in millions)	Chartis	SunAmerica		Total

Three Months Ended June 30, 2012
Impairment Type:
Severity	$5	$5	$-	$10
Change in intent	-	2	-	2
Foreign currency declines	1	-	-	1
Issuer-specific credit events	90	107	5	202
Adverse projected cash flows	-	1	-	1

Total	$96	$115	$5	$216

Three Months Ended June 30, 2011
Impairment Type:
Severity	$13	$-	$-	$13
Change in intent	-	-	-	-
Foreign currency declines	3	-	-	3
Issuer-specific credit events	26	130	6	162
Adverse projected cash flows	1	2	-	3

Total	$43	$132	$6	$181

Six Months Ended June 30, 2012
Impairment Type:
Severity	$9	$5	$-	$14
Change in intent	2	20	-	22
Foreign currency declines	6	-	-	6
Issuer-specific credit events	281	480	27	788
Adverse projected cash flows	1	3	-	4

Total	$299	$508	$27	$834

Six Months Ended June 30, 2011
Impairment Type:
Severity	$19	$2	$-	$21
Change in intent	-	4	-	4
Foreign currency declines	5	-	-	5
Issuer-specific credit events	37	334	19	390
Adverse projected cash flows	1	15	-	16

Total	$62	$355	$19	$436

AIG 2012 Form 10-Q            167

American International Group, Inc.

Other-than-temporary impairment charges by investment type and type of impairment:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended June 30, 2012
Impairment Type:
Severity	$-	$-	$-	$-	$10	$10
Change in intent	-	-	-	-	2	2
Foreign currency declines	-	-	-	1	-	1
Issuer-specific credit events	70	2	28	2	100	202
Adverse projected cash flows	1	-	-	-	-	1

Total	$71	$2	$28	$3	$112	$216

Three Months Ended June 30, 2011
Impairment Type:
Severity	$-	$-	$-	$-	$13	$13
Change in intent	-	-	-	-	-	-
Foreign currency declines	-	-	-	3	-	3
Issuer-specific credit events	82	9	20	4	47	162
Adverse projected cash flows	3	-	-	-	-	3

Total	$85	$9	$20	$7	$60	$181

Six Months Ended June 30, 2012
Impairment Type:
Severity	$-	$-	$-	$-	$14	$14
Change in intent	-	-	-	-	22	22
Foreign currency declines	-	-	-	6	-	6
Issuer-specific credit events	400	5	117	21	245	788
Adverse projected cash flows	4	-	-	-	-	4

Total	$404	$5	$117	$27	$281	$834

Six Months Ended June 30, 2011
Impairment Type:
Severity	$-	$-	$-	$-	$21	$21
Change in intent	-	-	-	2	2	4
Foreign currency declines	-	-	-	5	-	5
Issuer-specific credit events	226	11	57	11	85	390
Adverse projected cash flows	16	-	-	-	-	16

Total	$242	$11	$57	$18	$108	$436

*
Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

168            AIG 2012 Form 10-Q

American International Group, Inc.

Other-than-temporary impairment charges by investment type and credit rating:

(in millions)	RMBS	CDO/ABS	CMBS	Other Fixed Maturity	Equities/Other Invested Assets*	Total

Three Months Ended June 30, 2012
Rating:
AAA	$-	$-	$-	$1	$-	$1
AA	1	-	-	-	-	1
A	-	-	-	-	1	1
BBB	1	-	-	-	-	1
Below investment grade	69	2	28	2	-	101
Non-rated	-	-	-	-	111	111

Total	$71	$2	$28	$3	$112	$216

Three Months Ended June 30, 2011
Rating:
AAA	$3	$-	$-	$1	$-	$4
AA	8	-	-	2	-	10
A	2	-	1	-	-	3
BBB	3	3	7	-	-	13
Below investment grade	69	6	12	3	-	90
Non-rated	-	-	-	1	60	61

Total	$85	$9	$20	$7	$60	$181

Six Months Ended June 30, 2012
Rating:
AAA	$-	$-	$-	$1	$-	$1
AA	2	-	-	-	-	2
A	1	1	-	-	1	3
BBB	3	-	-	-	-	3
Below investment grade	398	4	117	20	-	539
Non-rated	-	-	-	6	280	286

Total	$404	$5	$117	$27	$281	$834

Six Months Ended June 30, 2011
Rating:
AAA	$12	$-	$-	$2	$-	$14
AA	33	-	-	3	-	36
A	11	-	-	-	6	17
BBB	9	4	9	-	-	22
Below investment grade	176	7	48	12	-	243
Non-rated	1	-	-	1	102	104

Total	$242	$11	$57	$18	$108	$436

*
Includes other-than-temporary impairment charges on private equity funds, hedge funds and direct private equity investments.

    Determinations of other-than-temporary impairments are based on fundamental credit analyses of individual securities without regard to rating agency ratings. Based on this analysis, AIG expects to receive cash flows sufficient to cover the amortized cost of all below investment grade securities for which credit impairments were not recognized.

AIG 2012 Form 10-Q            169

American International Group, Inc.

    AIG recorded other-than-temporary impairment charges in the three- and six-month periods ended June 30, 2012 and 2011 related to:

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

    With respect to the issuer-specific credit events shown above, no other-than-temporary impairment charge with respect to any one single credit was significant to AIG's consolidated financial condition or results of operations, and no individual other-than-temporary impairment charge exceeded 0.10 percent and 0.05 percent of Total equity in the six-month periods ended June 30, 2012 and 2011, respectively.

    In periods subsequent to the recognition of an other-than-temporary impairment charge for available for sale fixed maturity securities that is not foreign exchange related, AIG generally prospectively accretes into earnings the difference between the new amortized cost and the expected undiscounted recovery value over the remaining expected holding period of the security. The amounts of accretion recognized in earnings were $231 million and $111 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $453 million and $214 million, for the six-month periods ended June 30, 2012 and 2011, respectively. For a discussion of AIG's other-than-temporary impairment accounting policy, see Note 7 to the Consolidated Financial Statements in the 2011 Annual Report.

An aging of the pre-tax unrealized losses of fixed maturity and equity securities, distributed as a percentage of cost relative to unrealized loss (the extent by which the fair value is less than amortized cost or cost), including the number of respective items was as follows:

June 30, 2012	Less Than or Equal to 20% of Cost(b)			Greater Than 20% to 50% of Cost(b)			Greater Than 50% of Cost(b)			Total

Aging(a) (dollars in millions)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss	Items(e)	Cost(c)	Unrealized Loss(d)	Items(e)

Investment grade bonds
0 - 6 months	$7,873	$153	1,290	$51	$16	2	$-	$-	-	$7,924	$169	1,292
7 - 11 months	2,628	85	415	1	-	2	-	-	-	2,629	85	417
12 months or more	8,154	534	900	1,538	403	148	45	26	19	9,737	963	1,067

Total	$18,655	$772	2,605	$1,590	$419	152	$45	$26	19	$20,290	$1,217	2,776

Below investment grade bonds
0 - 6 months	$3,185	$98	945	$85	$24	21	$-	$-	-	$3,270	$122	966
7 - 11 months	1,924	123	301	135	38	23	52	34	14	2,111	195	338
12 months or more	3,765	304	572	1,904	604	215	508	292	103	6,177	1,200	890

Total	$8,874	$525	1,818	$2,124	$666	259	$560	$326	117	$11,558	$1,517	2,194

Total bonds
0 - 6 months	$11,058	$251	2,235	$136	$40	23	$-	$-	-	$11,194	$291	2,258
7 - 11 months	4,552	208	716	136	38	25	52	34	14	4,740	280	755
12 months or more	11,919	838	1,472	3,442	1,007	363	553	318	122	15,914	2,163	1,957

Total(e)	$27,529	$1,297	4,423	$3,714	$1,085	411	$605	$352	136	$31,848	$2,734	4,970

Equity securities
0 - 11 months	$290	$23	156	$48	$15	58	$-	$-	-	$338	$38	214
12 months or more	7	1	12	10	3	18	-	-	-	17	4	30

Total	$297	$24	168	$58	$18	76	$-	$-	-	$355	$42	244

(a)
Represents the number of consecutive months that fair value has been less than cost by any amount.

170            AIG 2012 Form 10-Q

American International Group, Inc.

(b)
Represents the percentage by which fair value is less than cost at June 30, 2012.

(c)
For bonds, represents amortized cost.

(d)
The effect on Net income of unrealized losses after taxes will be mitigated upon realization because certain realized losses will result in current decreases in the amortization of certain DAC.

(e)
Item count is by CUSIP by subsidiary.

    For the six-month period ended June 30, 2012, net unrealized gains related to fixed maturity and equity securities increased by $4.4 billion primarily resulting from the narrowing of credit spreads.

    As of June 30, 2012, the majority of AIG's fixed maturity investments in an unrealized loss position of more than 50 percent for 12 months or more consisted of the unrealized loss of $318 million related to CMBS and RMBS securities originally rated investment grade that are floating rate or that have low fixed coupons relative to current market yields. A total of 19 securities with an amortized cost of $45 million and a net unrealized loss of $26 million are still investment grade. As part of its credit evaluation procedures applied to these and other securities, AIG considers the nature of both the specific securities and the market conditions for those securities. For most security types supported by real estate-related assets, current market yields continue to be higher than the yields were at the respective issuance dates of the securities. This is largely due to investors demanding additional yield premium for securities whose performance is closely linked to the commercial and residential real estate sectors. In addition, for floating rate securities, persistently low LIBOR levels continue to make these securities less attractive.

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

ENTERPRISE RISK MANAGEMENT

OVERVIEW

    Risk management is a key element of AIG's approach to corporate governance. AIG has an integrated process for managing risks throughout the organization. The Board has oversight responsibility for the management of risk. AIG's ERM Department supervises and integrates the risk management functions in each of AIG's major business units, providing senior management with a consolidated view on the firm's major risk positions. Within each business unit, senior leaders and executives approve risk-taking policies and targeted risk tolerance within the framework provided by ERM.

    For a complete discussion of AIG's risk management program, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Enterprise Risk Management in the 2011 Annual Report.

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

AIG 2012 Form 10-Q            171

American International Group, Inc.

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

    AIG's single largest credit exposure, the U.S. Government, was 23 percent of Total equity at June 30, 2012 compared to 30 percent at December 31, 2011. Exposure to the U.S. Government primarily includes credit exposure related to U.S. Treasury and government agency securities and to direct and guaranteed exposures to U.S. government-sponsored entities, primarily the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) based upon their U.S. Government conservatorship. The reduction in exposure was primarily related to U.S. government-sponsored entities. Based on AIG's internal risk ratings, at June 30, 2012, AIG's largest below investment grade-rated credit exposure, apart from ILFC leasing arrangements secured by aircraft with airlines having below investment grade ratings, was related to a non-financial corporate counterparty and that exposure was 0.6 percent of Total equity at June 30, 2012, compared to 0.5 percent at December 31, 2011.

    AIG's single largest industry credit exposure at June 30, 2012 was to the global financial institutions sector, which includes banks and finance companies, securities firms, and insurance and reinsurance companies, many of which can be highly correlated at times of market stress. As of June 30, 2012, credit exposure to this sector was $95.3 billion, or 90 percent of Total equity compared to 106 percent at December 31, 2011.

    At June 30, 2012:

  •
  $90.2 billion, or 95 percent, of these global financial institution credit exposures were considered investment grade based on AIG's internal ratings.

  •
  $5.1 billion, or 5 percent, were considered non-investment grade. Most of the non-investment grade exposure was to financial institutions in countries AIG does not consider of investment grade quality. Aggregate credit exposure to the ten largest below investment grade-rated financial institutions was $2.2 billion.

  •
  AIG's aggregate credit exposure to fixed maturity securities of the financial institution sector amounted to $36.1 billion.

  •
  Short-term bank deposit placements, reverse repurchase agreements, repurchase agreements and commercial paper issued by financial institutions (primarily commercial banks), operating account balances with banks and bank-issued commercial letters of credit supporting insurance credit exposures were $19.0 billion, or 20 percent of the total global financial institution credit exposure.

  •
  The remaining credit exposures to this sector were primarily related to reinsurance recoverables, collateral extended to counterparties mostly pursuant to derivative transactions, derivatives, AIA ordinary shares, and the fronting of risk management policies to captive insurers of these financial institutions.

    Of the $95.3 billion aggregate financial exposure, $32.6 billion was to United Kingdom and European-based financial institutions.

  •
  $10.7 billion of this aggregate credit exposure was to non-bank institutions, mostly insurers and reinsurers, with $7.9 billion, or 74 percent of credit exposure representing reinsurance recoverable balances. Reinsurance recoverables were primarily to highly rated reinsurers based in Switzerland, the United Kingdom and Germany. $1.2 billion of the aggregate credit exposure to non-banks was fixed maturity securities. Approximately 95 percent of the non-bank exposures were considered investment grade based on AIG's internal ratings.

172            AIG 2012 Form 10-Q

American International Group, Inc.

  •
  Aggregate credit exposures to the United Kingdom- and European-based banks totaled $21.8 billion, of which $20.2 billion were considered investment grade based on AIG's internal ratings. Aggregate below investment grade-rated credit exposures to European banks were $1.6 billion.

  •
  AIG's credit exposures to banks domiciled in the Euro-Zone countries totaled $8.4 billion, of which $4.4 billion were fixed maturity securities. Credit exposures to banks based in the five countries of the Euro-Zone periphery (Spain, Italy, Ireland, Greece, and Portugal) totaled $1.2 billion, of which $822 million were fixed maturity securities. These credit exposures are primarily in Spain and Italy. Credit exposures to banks based in France totaled $1.7 billion, of which $747 million were fixed maturity securities. AIG's credit exposures were predominantly to the largest banks in these countries.

The following table presents AIG's aggregate credit exposures to banks in the United Kingdom and Europe:

	June 30, 2012
(in millions)	Fixed Maturity Securities(a)	Cash and Short-Term Investments(b)	Derivatives(c)	Other(d)	Total	December 31, 2011 Total

Euro-Zone countries:
Netherlands	$2,010	$41	$-	$1,010	$3,061	$3,311
Germany	566	527	65	807	1,965	2,134
France	747	448	169	359	1,723	1,895
Spain	575	74	33	84	766	853
Italy	214	2	9	136	361	571
Belgium	77	1	2	119	199	321
Ireland	33	52	-	30	115	270
Austria	115	2	-	2	119	186
Greece	-	1	-	-	1	1
Portugal	-	-	-	-	-	-
Other Euro-Zone	32	11	-	1	44	104

Total Euro-Zone	$4,369	$1,159	$278	$2,548	$8,354	$9,646

Remainder of Europe
United Kingdom	$3,952	$2,154	$492	$1,602	$8,200	8,705
Sweden	855	1,489	-	48	2,392	2,128
Switzerland	962	756	9	350	2,077	2,026
Other remainder of Europe	412	379	-	34	825	1,034

Total remainder of Europe	$6,181	$4,778	$501	$2,034	$13,494	$13,893

Total	$10,550	$5,937	$779	$4,582	$21,848	$23,539

(a)
Fixed maturity securities primarily includes available-for-sale and trading securities reported at fair value of $9.7 billion ($9.7 billion amortized cost), and $0.8 billion ($0.9 billion amortized cost), respectively. Covered bonds (debt securities secured by a pool of financial assets sufficient to cover any bondholder claims and which have full recourse to the issuing bank) represented approximately 9 percent of the $10.5 billion fixed maturity securities.

(b)
Cash and short-term investments include bank deposit placements, operating accounts, securities purchased under agreements to resell and collateral posted to counterparties against structured products. Credit equivalent exposure to securities purchased under agreements to resell was $149 million (notional value of $3.0 billion).

(c)
Derivative transactions are reported at fair value.

(d)
Other primarily consists of commercial letters of credit supporting insurance credit exposures ($1.6 billion) and captive risk management programs in the United Kingdom and the Netherlands ($1.7 billion).

    Out of a total of $4.4 billion of fixed maturity securities issued by banks in the Euro-Zone countries, AIG's subordinated debt holdings and Tier 1 and preference share securities in these banks totaled $1.1 billion and $331 million, respectively, at June 30, 2012. These exposures were predominantly to the largest banks in those countries.

AIG 2012 Form 10-Q            173

American International Group, Inc.

The following table presents further detail on AIG's fixed maturity security exposure to banks in the United Kingdom and Europe:

	June 30, 2012 Fixed Maturity Securities(a)
(in millions)	Secured/ Government(b)	Senior	Subordinated	Tier 1	Total	December 31, 2011 Total

Euro-Zone countries:
Netherlands	$478	$1,066	$341	$125	$2,010	$2,157
France	138	228	283	98	747	845
Spain	152	237	146	40	575	582
Germany	113	169	216	68	566	765
Italy	74	76	64	-	214	253
Austria	95	20	-	-	115	182
Belgium	34	33	10	-	77	171
Ireland	33	-	-	-	33	138
Other Euro-Zone	5	27	-	-	32	12

Total Euro-Zone	$1,122	$1,856	$1,060	$331	$4,369	$5,105

Remainder of Europe
United Kingdom	$187	$1,389	$1,995	$381	$3,952	$4,282
Switzerland	23	620	302	17	962	1,027
Sweden	205	449	117	84	855	760
Other remainder of Europe	280	92	5	35	412	429

Total remainder of Europe	$695	$2,550	$2,419	$517	$6,181	$6,498

Total	$1,817	$4,406	$3,479	$848	$10,550	$11,603

(a)
Fixed maturity securities primarily includes available for sale and trading securities reported at fair value and single name CDS protection sold at notional contract value.

(b)
Secured/government primarily includes covered bonds and securities issued by government-sponsored entities or debt guaranteed by a government.

    Approximately 80 percent of the fixed maturity securities of the United Kingdom and European non-financial institutions held by AIG were considered investment grade based on AIG's internal ratings. Apart from ILFC equipment leased under operating leases to airlines, non-financial institution corporate exposure to Euro-Zone countries totaled $18.1 billion, with France representing the largest single country exposure of $5.8 billion. $10.6 billion of the Euro-Zone exposures were fixed maturity securities of which $2.4 billion was in France. Approximately two-thirds of the French exposures were to issuers in the oil and gas, rail, utilities and telecommunications industries. Euro-Zone fixed maturity securities represented 30 percent of total non-financial institution corporate exposure in the United Kingdom and Europe. Euro-Zone periphery non-financial institution corporate exposures ($5 billion) are heavily weighted towards large multinational corporations or issuers in relatively stable industries, such as regulated utilities (26 percent), telecommunications (18 percent) and food and beverage (8 percent).

174            AIG 2012 Form 10-Q

American International Group, Inc.

The following table presents AIG's aggregate credit exposures to non-financial institutions in the United Kingdom and Europe:

June 30, 2012 (in millions)	Fixed Maturity(a)(b)
							December 31, 2011 Total
	Secured	Senior	Total	Derivatives	Other(c)	Total

Euro-Zone countries:
France	$45	$2,378	$2,423	$1,064	$2,358	$5,845	$6,791
Germany	44	2,447	2,491	47	974	3,512	3,811
Spain	8	1,154	1,162	-	930	2,092	2,259
Netherlands	33	1,417	1,450	-	592	2,042	2,387
Italy	121	1,158	1,279	24	603	1,906	1,742
Ireland	-	703	703	-	64	767	792
Belgium	27	446	473	-	185	658	785
Luxembourg	5	286	291	-	360	651	665
Other Euro-Zone	14	278	292	-	346	638	777

Total Euro-Zone	$297	$10,267	$10,564	$1,135	$6,412	$18,111	$20,009

Remainder of Europe:
United Kingdom	275	6,571	6,846	531	6,155	13,532	13,622
Switzerland	185	1,461	1,646	10	283	1,939	1,899
Other remainder of Europe	308	1,065	1,373	-	644	2,017	1,472

Total remainder of Europe	$768	$9,097	$9,865	$541	$7,082	$17,488	$16,993

Total	$1,065	$19,364	$20,429	$1,676	$13,494	$35,599	$37,002

(a)
Fixed maturity securities primarily include available-for-sale securities, with $233 million in trading securities.

(b)
United Kingdom / European exposure also consists of $299 million of subordinated debt, primarily in the United Kingdom and Spain; bank loans of $85 million; and preferred equity securities of $40 million.

(c)
Other primarily consists of insurance related products, including captive fronting programs ($6.8 billion), trade credit insurance ($3.5 billion) and surety insurance ($2.0 billion).

    AIG also had credit exposures to several European governments whose ratings have been downgraded or placed under review in the recent past by one or more of the major rating agencies. These downgrades occurred mostly in countries in the Euro-Zone periphery (Spain, Italy and Portugal) where AIG's credit exposures totaled $326 million at June 30, 2012. The downgrades primarily reflect large government budget deficits, rising government debt-to-GDP ratios and large financing requirements of these sovereigns, which have given rise to widening credit spreads and difficult financing conditions. These credit exposures primarily included available-for-sale and trading securities (at fair value) issued by these governments. AIG had no direct or guaranteed credit exposure to the governments of Greece or Ireland.

    AIG's aggregate credit exposure to the government of Japan was $8.9 billion at June 30, 2012. A significant majority of these securities were held in the investment portfolios of AIG's Japanese insurance operations.

AIG 2012 Form 10-Q            175

American International Group, Inc.

The following table presents AIG's aggregate (gross and net) credit exposures to non-U.S. governments:

(in millions)	June 30, 2012	December 31, 2011

Euro-Zone countries:
Germany	$1,377	$1,854
France	1,011	1,157
Netherlands	513	442
Spain	203	228
Austria	197	203
Finland	149	87
Belgium	139	139
Italy	120	108
Portugal	4	3
Other Euro-Zone	8	-

Total Euro-Zone	3,721	4,221

Other concentrations:
Japan	8,871	9,205
United Kingdom	3,420	1,615
Canada	2,777	3,153
Australia	704	879
Mexico	491	507
China	469	132
Norway	313	720
Russia	311	293
Qatar	308	339
Saudi Arabia	285	275
Other	4,729	4,832

Total other concentrations	22,678	21,950

Total	$26,399	$26,171

    AIG also had United Kingdom and European structured product exposures (largely residential mortgage-backed, commercial mortgage-backed and asset-backed securities) totaling $7.1 billion at June 30, 2012. United Kingdom structured products accounted for $4.0 billion or 56 percent of these exposures, while the Netherlands and Germany comprised 26 percent and 2 percent, respectively. Structured product exposures to the Euro-Zone periphery accounted for 2 percent of the total. Approximately 90 percent of the United Kingdom and European structured products exposures were rated A or better at June 30, 2012 based on external rating agency ratings.

    In addition, AIG had commercial real estate-related net equity investments in Europe totaling $337 million and related unfunded commitments of $90 million.

    ILFC's fleet includes aircraft on operating leases to United Kingdom and European airlines with a net book value of approximately $12.5 billion, of which approximately $2.9 billion, or 23 percent, are aircraft on lease to carriers based in the five Euro-Zone periphery countries.

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

176            AIG 2012 Form 10-Q

American International Group, Inc.

    AIG also monitors its aggregate cross-border exposures by country and regional group of countries. AIG includes in its cross-border exposures both aggregated cross-border credit exposures to unrelated third parties and its cross-border investments in its own international subsidiaries. Six countries had cross-border exposures in excess of 10 percent of Total equity at both June 30, 2012 and December 31, 2011. Based on AIG's internal risk ratings, at June 30, 2012, three countries were rated AAA and three were rated AA. The two largest cross-border exposures were to the United Kingdom and France.

    AIG also has a risk concentration, primarily through the investment portfolios of its insurance companies, in the U.S. municipal sector. A majority of these securities were held in available-for-sale portfolios of AIG's domestic property and casualty insurance companies. See Investments — Available for Sale Investments herein for further details. AIG had $808 million of additional exposure to the municipal sector outside of its insurance company portfolios at June 30, 2012, compared to $892 million at December 31, 2011. These exposures consisted of AIGFP derivatives and trading securities (at fair value) and exposure related to other insurance and financial services operations.

    AIG reviews regularly concentration reports in all categories listed above as well as credit trends by risk ratings and credit spreads. AIG periodically adjusts limits and reviews exposures for risk mitigation to provide reasonable assurance that it does not incur excessive levels of credit risk and that AIG's credit risk profile is properly calibrated across business units.

MARKET RISK MANAGEMENT

Insurance and Aircraft Leasing Sensitivities

The following table provides estimates of AIG's sensitivity to changes in yield curves, equity prices and foreign currency exchange rates:

	Exposure			Effect
(dollars in millions)	June 30, 2012	December 31, 2011*	Sensitivity Factor	June 30, 2012	December 31, 2011

Yield sensitive assets	$330,700	$326,200	100 bps parallel increase in all yield curves	$(15,800)	$(15,800)

Equity and alternative investments exposure	$33,900	$39,000	20% decline in stock prices and value of alternative investments	$(6,800)	$(7,800)

Foreign currency exchange rates net exposure	$6,000	$5,900	10% depreciation of all foreign currency exchange rates against the U.S. dollar	$(600)	$(590)

    Exposures to yield curves include assets that are directly sensitive to yield curve movements, such as fixed maturity securities, loans, finance receivables, receivables from aircraft equipment under leases, and short-term investments (excluding consolidated separate account assets). Exposures to equity and alternative investment prices include investments in common stocks, preferred stocks, mutual funds, hedge funds, private equity funds, commercial real estate and real estate funds (excluding consolidated separate account assets and consolidated managed partnerships and funds). Exposures to foreign currency exchange rates reflect AIG's consolidated non-U.S. dollar net capital investments on a GAAP basis.

  •
  Total yield sensitive assets increased 1.4 percent, or $4.5 billion, compared to December 31, 2011. This was primarily due to an increase in cash of $4.9 billion, partially offset by a decrease in fixed income securities and other fixed assets of $360 million.

  •
  Total equity and alternative investments exposure decreased 12.9 percent, or $5.0 billion, compared to December 31, 2011. This was primarily due to a decrease of $5.1 billion related to AIG's sale of AIA equity securities as well as decreases in other common equity securities of $698 million and mutual fund values of $126 million. The decrease was partially offset by increases in partnership values of $592 million, real estate investments of $142 million and other equity investments of $195 million.

AIG 2012 Form 10-Q            177

American International Group, Inc.

  •
  Foreign currency exchange rates net exposure increased 1.6 percent, or $92 million, compared to December 31, 2011. This was primarily due to increases in market values of fixed maturity securities of $324 million, a reduction in euro denominated debt outstanding of $231 million, changes in Canadian dollar-denominated unearned premium reserves of $378 million, and a net exposure increase in the portfolio across currencies of $74 million. The increase was partially offset by decreases in Japanese yen exposure related to the adoption of a new DAC accounting standard of $717 million and Hong Kong dollar exposure related to equity holdings of $200 million.

    The above sensitivities of a 100 basis point increase in yield curves, a 20 percent decline in equities and alternative assets, and a 10 percent depreciation of all foreign currency exchange rates against the U.S. dollar were chosen solely for illustrative purposes. The selection of these specific events should not be construed as a prediction, but only as a demonstration of the potential effects of such events. These scenarios should not be construed as the only risks AIG faces; these events are shown as an indication of several possible losses AIG could experience. In addition, losses from these and other risks could be materially higher than illustrated. The sensitivity factors are the same as those used in the 2011 Annual Report.

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

  •
  recoverability of assets, including deferred policy acquisition costs, flight equipment, and reinsurance;

  •
  insurance liabilities, including general insurance unpaid claims and claims adjustment expenses and future policy benefits for life and accident and health contracts;

  •
  estimated gross profits for investment-oriented products;

  •
  impairment charges, including other-than-temporary impairments on financial instruments and goodwill impairments;

  •
  liabilities for legal contingencies; and

  •
  fair value measurements of certain financial assets and liabilities, including CDS.

    These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, AIG's financial condition, results of operations and cash flows could be materially affected. The following is a discussion of updates to Critical Accounting Estimates during 2012. For a complete discussion of AIG's critical accounting estimates, see the 2011 Annual Report.

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

178            AIG 2012 Form 10-Q

American International Group, Inc.

RECOVERABILITY OF DEFERRED POLICY ACQUISITION COSTS –
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

    AIG assesses the recoverability of its DAC on an annual basis or more frequently if circumstances indicate an impairment may have occurred. This assessment is performed by comparing recorded net unearned premium and anticipated investment income on inforce business to the sum of expected claims, claims adjustment expenses, anticipated policy maintenance costs and unamortized DAC. If the sum of these costs exceeds the amount of recorded net unearned premium and anticipated investment income, the excess is recognized as an offset against the asset established for DAC. This offset is referred to as a premium deficiency charge. Increases in expected claims and claims adjustment expenses can have a significant impact on the likelihood and amount of a premium deficiency charge. Management tested the recoverability of DAC and determined that recorded net unearned premiums and anticipated investment income for Chartis exceeded the sum of these costs at June 30, 2012.

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

Overview

The following table presents the fair value of fixed maturity and equity securities by source of value determination:

June 30, 2012 (in billions)	Fair Value	Percent of Total

Fair value based on external sources(a)	$264	89%
Fair value based on internal sources	33	11

Total fixed maturity and equity securities(b)	$297	100%

(a)
Includes $20.1 billion for which the primary source is broker quotes.

(b)
Includes available for sale and trading securities.

AIG 2012 Form 10-Q            179

American International Group, Inc.

Level 3 Assets and Liabilities

    Assets and liabilities recorded at fair value in the Consolidated Balance Sheet are measured and classified in a hierarchy for disclosure purposes consisting of three "levels" based on the observability of inputs available in the marketplace used to measure the fair value. See Note 4 to the Consolidated Financial Statements for additional information.

    At June 30, 2012, AIG classified $46.6 billion and $4.7 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 8.4 percent and 1.1 percent of the total assets and liabilities, respectively, at June 30, 2012. At December 31, 2011, AIG classified $39.4 billion and $5.3 billion of assets and liabilities, respectively, measured at fair value on a recurring basis as Level 3. This represented 7.1 percent and 1.2 percent of the total assets and liabilities, respectively, at December 31, 2011. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. AIG considers unobservable inputs to be those for which market data is not available and that are developed using the best information available about the assumptions that market participants would use when valuing the asset or liability. AIG's assessment of the significance of a particular unobservable input to the fair value measurement in its entirety requires judgment.

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

The following table presents the net notional amount, fair value of derivative (asset) liability and unrealized market valuation gain (loss) of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions, by asset class:

					Unrealized Market Valuation Gain (Loss)
			Fair Value of Derivative (Asset) Liability at
	Net Notional Amount				Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2012(a)	December 31, 2011(a)	June 30, 2012(b)(c)	December 31, 2011(b)(c)
(in millions)					2012(c)	2011(c)	2012(c)	2011(c)

Regulatory Capital:
Corporate loans	$1,148	$1,830	$-	$-	$-	$-	$-	$-
Prime residential mortgages	648	3,653	-	-	-	-	-	6
Other	754	887	6	9	(3)	1	3	10

Total	2,550	6,370	6	9	(3)	1	3	16

Arbitrage:
Multi-sector CDOs(d)	4,602	5,476	2,386	3,077	68	(90)	194	183
Corporate debt/CLOs(e)	11,630	11,784	116	127	(6)	7	11	44

Total	16,232	17,260	2,502	3,204	62	(83)	205	227

Mezzanine tranches	985	989	21	10	(2)	(12)	(11)	(14)

Total	$19,767	$24,619	$2,529	$3,223	$57	$(94)	$197	$229

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Fair value amounts are shown before the effects of counterparty netting adjustments and offsetting cash collateral.

180            AIG 2012 Form 10-Q

American International Group, Inc.

(c)
Includes credit valuation adjustment gains (losses) of $2 million and $8 million in the three-month periods ended June 30, 2012 and 2011, respectively, and $(24) million and $2 million in the six-month periods ended June 30, 2012 and 2011, respectively, representing the effect of changes in AIG's credit spreads on the valuation of the derivatives liabilities.

(d)
During the six-month period ended June 30, 2012, a super senior CDS transaction with a net notional amount of $470 million was terminated at approximately its fair value at the time of termination. As a result, a $416 million loss, which was previously included in the fair value derivative liability as an unrealized market valuation loss, was realized. During the six-month period ended June 30, 2012, $81 million was paid to counterparties with respect to multi-sector CDOs. Upon payment, an $81 million loss, which was previously included in the fair value of the derivative liability as an unrealized market valuation loss, was realized. Multi-sector CDOs also include $3.9 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2012 and December 31, 2011, respectively.

(e)
Corporate debt/CLOs include $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both June 30, 2012 and December 31, 2011.

The following table presents changes in the net notional amount of the super senior credit default swap portfolio, including credit default swaps written on mezzanine tranches of certain regulatory capital relief transactions:

(in millions)	Net Notional Amount December 31, 2011(a)	Terminations	Maturities	Effect of Foreign Exchange Rates(b)	Amortization	Net Notional Amount June 30, 2012(a)

Regulatory Capital:
Corporate loans	$1,830	$-	$(16)	$(26)	$(640)	$1,148
Prime residential mortgages	3,653	(1,893)	(3)	38	(1,147)	648
Other	887	-	-	11	(144)	754

Total	6,370	(1,893)	(19)	23	(1,931)	2,550

Arbitrage:
Multi-sector CDOs(c)	5,476	(470)	-	(41)	(363)	4,602
Corporate debt/CLOs(d)	11,784	-	-	(145)	(9)	11,630

Total	17,260	(470)	-	(186)	(372)	16,232

Mezzanine tranches	989	-	-	(4)	-	985

Total	$24,619	$(2,363)	$(19)	$(167)	$(2,303)	$19,767

(a)
Net notional amounts presented are net of all structural subordination below the covered tranches.

(b)
Relates primarily to fluctuations in the U.S. dollar against the euro during the period.

(c)
Multi-sector CDOs include $3.9 billion and $4.6 billion in net notional amount of credit default swaps written with cash settlement provisions at June 30, 2012 and December 31, 2011, respectively.

(d)
Corporate debt/CLOs include $1.2 billion in net notional amount of credit default swaps written on the super senior tranches of CLOs at both June 30, 2012 and December 31, 2011.

The following table presents the amount of collateral postings with respect to the super senior credit default swap portfolio (prior to offsets for other transactions) as of the periods ended:

(in millions)	June 30, 2012	December 31, 2011

Regulatory capital	$3	$9
Arbitrage – multi-sector CDO	2,066	2,711
Arbitrage – corporate	451	477

Total	$2,520	$3,197

Regulatory Capital Portfolio

    During the six-month period ended June 30, 2012, $1.9 billion in net notional amount of regulatory capital CDSs were terminated or matured at no cost. The expected maturity of this portfolio continues to be monitored. As of June 30, 2012, the estimated weighted average expected maturity of the portfolio was one year. There have been no requirements to make any payments as part of terminations of super senior regulatory capital CDSs initiated by counterparties. The regulatory benefit of these transactions for financial institution counterparties was

AIG 2012 Form 10-Q            181

American International Group, Inc.

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

Arbitrage Portfolio

    A portion of the super senior credit default swaps as of June 30, 2012 are arbitrage-motivated transactions written on multi-sector CDOs or designated pools of investment grade senior unsecured corporate debt or CLOs.

Multi-Sector CDOs

The following table summarizes gross transaction notional amount of the multi-sector CDOs on which protection was written on the super senior tranche, subordination below the super senior risk layer, net notional amount and fair value of derivative liability by underlying collateral type:

June 30, 2012 (in millions)	Gross Transaction Notional Amount(a)	Subordination Below the Super Senior Risk Layer	Net Notional Amount	Fair Value of Derivative Liability

High grade with subprime collateral	$2,425	$1,258	$1,167	$498
High grade with no subprime collateral	2,853	1,140	1,713	613

Total high grade(b)	5,278	2,398	2,880	1,111

Mezzanine with subprime collateral	1,955	550	1,405	1,067
Mezzanine with no subprime collateral	603	286	317	208

Total mezzanine(c)	2,558	836	1,722	1,275

Total	$7,836	$3,234	$4,602	$2,386

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

182            AIG 2012 Form 10-Q

American International Group, Inc.

 Valuation Sensitivity – Arbitrage Portfolio

Multi-Sector CDOs

    AIG utilizes sensitivity analyses that estimate the effects of using alternative pricing and other key inputs on AIG's calculation of the unrealized market valuation loss related to the super senior credit default swap portfolio. While AIG believes that the ranges used in these analyses are reasonable, given the current difficult market conditions, AIG is unable to predict which of the scenarios is most likely to occur. As recent experience demonstrates, actual results in any period are likely to vary, perhaps materially, from the modeled scenarios, and there can be no assurance that the unrealized market valuation loss related to the super senior credit default swap portfolio will be consistent with any of the sensitivity analyses. On average, prices for CDOs increased during 2012. Further, it is difficult to extrapolate future experience based on current market conditions.

    For the purposes of estimating sensitivities for the super senior multi-sector CDO credit default swap portfolio, the change in valuation derived using the Binomial Expansion Technique (BET) model is used to estimate the change in the fair value of the derivative liability. Out of the total $4.6 billion net notional amount of CDS written on multi-sector CDOs outstanding at June 30, 2012, a BET value is available for $2.9 billion net notional amount. No BET value is determined for $1.7 billion of CDS written on European multi-sector CDOs as prices on the underlying securities held by the CDOs are not provided by collateral managers; instead these CDS are valued using counterparty prices. Therefore, sensitivities disclosed below apply only to the net notional amount of $2.9 billion.

    The most significant assumption used in the BET model is the estimated price of the securities within the CDO collateral pools. If the actual price of the securities within the collateral pools differs from the price used in estimating the fair value of the super senior credit default swap portfolio, there is potential for material variation in the fair value estimate. Any declines in the value of the underlying collateral securities held by a CDO will similarly affect the value of the super senior CDO securities. While the models attempt to predict changes in the prices of underlying collateral securities held within a CDO, the changes are subject to actual market conditions which have proved to be highly volatile, especially given current market conditions. AIG cannot predict reasonably likely changes in the prices of the underlying collateral securities held within a CDO at this time.

The following table presents key inputs used in the BET model, and the potential increase (decrease) to the fair value of the derivative liability by ABS category at June 30, 2012 corresponding to changes in these key inputs:

			Increase (Decrease) to Fair Value of Derivative Liability
	Average Inputs Used at June 30, 2012
(dollars in millions)		Change	Entire Portfolio	RMBS Prime	RMBS Alt-A	RMBS Subprime	CMBS	CDOs	Other

Bond prices	35 points	Increase of 5 points	$(181)	$(3)	$(13)	$(88)	$(48)	$(19)	$(10)
		Decrease of 5 points	168	3	13	77	48	12	15

Weighted		Increase of 1 year	22	1	1	16	2	2	-
average life	6.08 years	Decrease of 1 year	(35)	(1)	(1)	(26)	(4)	(2)	(1)

Recovery rates	16%	Increase of 10%	(15)	-	(4)	(8)	(1)	(1)	(1)
		Decrease of 10%	18	-	3	11	2	1	1

Diversity score(a)	13	Increase of 5	(3)
		Decrease of 5	14

Discount curve(b)	N/A	Increase of 100bps	18

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

AIG 2012 Form 10-Q            183

American International Group, Inc.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

    Included in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.   Controls and Procedures

    In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by AIG's management, with the participation of AIG's Chief Executive Officer and Chief Financial Officer, of the effectiveness of AIG's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, AIG's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, AIG's disclosure controls and procedures were effective.

    There has been no change in AIG's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, AIG's internal control over financial reporting.

184            AIG 2012 Form 10-Q

American International Group, Inc.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

    For a discussion of legal proceedings, see Note 9(A) to the Consolidated Financial Statements, which is incorporated herein by reference.

Item 1A.   Risk Factors

    In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors and discussed throughout Part II Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in AIG's Annual Report on Form 10-K for the year ended December 31, 2011, as amended by Amendment No. 1 and Amendment No. 2 on Form 10-K/A filed on February 27, 2012 and March 30, 2012, respectively, and throughout Exhibit 99.2, Management's Discussion and Analysis of Financial Condition and Results of Operations of AIG's Current Report on Form 8-K filed on May 4, 2012 (collectively, the 2011 Annual Report).

    The following risk factor, originally included in the 2011 Annual Report, has been updated to read as follows:

    If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could adversely affect our consolidated financial condition or results of operations. We use computer systems to store, retrieve, evaluate and utilize customer, employee, and company data and information. Some of these systems in turn, rely upon third-party systems. Our business is highly dependent on our ability to access these systems to perform necessary business functions, including providing insurance quotes, processing premium payments, making changes to existing policies, filing and paying claims, administering variable annuity products and mutual funds, providing customer support and managing our investment portfolios. Systems failures or outages could compromise our ability to perform these functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a natural disaster, a computer virus, a terrorist attack or other disruption inside or outside the U.S., our systems may be inaccessible to our employees, customers or business partners for an extended period of time, and our employees may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed. Our systems could also be subject to unauthorized access, such as physical or electronic break-ins or unauthorized tampering. Like other global companies, we have, from time to time, experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. AIG maintains cyber risk insurance, but this insurance may not cover all costs associated with the consequences of personal, confidential or proprietary information being compromised. In some cases, such unauthorized access may not be immediately detected. This may impede or interrupt our business operations and could adversely affect our consolidated financial condition or results of operations.

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

AIG 2012 Form 10-Q            185

American International Group, Inc.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

    In May 2012, the Department of the Treasury, as the selling shareholder, closed the sale of 188,524,589 shares of AIG Common Stock, at an initial public offering price of $30.50 per share (the May Offering). In connection with the May Offering, AIG's Board of Directors authorized the repurchase of shares of AIG Common Stock with an aggregate purchase amount of up to $2.0 billion. AIG purchased 65,573,770 shares of AIG Common Stock in the May Offering at the initial offering price of $30.50, for an aggregate purchase amount of $2.0 billion.

The following table sets forth the information with respect to purchases made by or on behalf of AIG or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of AIG Common Stock during the three months ended June 30, 2012:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

April 1 - 30	-	$-	-	$-
May 1 - 31	65,573,770	30.50	65,573,770	-
June 1 - 30	-	-	-	-

Total	65,573,770	$30.50	65,573,770	$-

Item 4.   Mine Safety Disclosures

    Not applicable.

Item 6.   Exhibits

    See accompanying Exhibit Index.

186            AIG 2012 Form 10-Q

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

AMERICAN INTERNATIONAL GROUP, INC.
(Registrant)
/s/ DAVID L. HERZOG David L. Herzog Executive Vice President Chief Financial Officer Principal Financial Officer
/s/ JOSEPH D. COOK Joseph D. Cook Vice President Controller Principal Accounting Officer

Dated: August 2, 2012

AIG 2012 Form 10-Q            187

American International Group, Inc.

EXHIBIT INDEX

Exhibit Number	Description	Location

4	Instruments defining the rights of security holders, including indentures
	(1) Eighteenth Supplemental Indenture, dated as of May 24, 2012, between AIG and The Bank of New York Mellon, as Trustee	Incorporated by reference to Exhibit 4.1 to AIG's Current Report on Form 8-K filed with the SEC on May 24, 2012 (File No. 1-8787).
(2) Form of the 2022 Notes (included in Exhibit 4(1))
10	Material Contracts
	(1) Employment Letter, dated as of June 21, 2012, between Laurette T. Koellner and AIG*	Incorporated by reference to Exhibit 10.2 to International Lease Finance Corporation's Current Report on Form 8-K filed with the SEC on June 21, 2012 (File No. 1-31616).
	(2) Determination Memorandum, dated April 6, 2012, from the Office of the Special Master for TARP Executive Compensation to AIG*	Incorporated by reference to Exhibit 10.1 to AIG's Current Report on Form 8-K filed with the SEC on April 10, 2012 (File No. 1-8787).
11	Statement re: Computation of Per Share Earnings	Included in Note 10 to the Consolidated Financial Statements.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith.
32	Section 1350 Certifications**	Filed herewith.
101
	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Equity for the six months ended June 30, 2012 and 2011, (iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, (v) the Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith.

*
This exhibit is a management contract or a compensatory plan or arrangement.

**
This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

188            AIG 2012 Form 10-Q